Form 10-K
period 1994-12-31
EQUIFAX INC
filed 1995-03-30
CIK 33185

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended 12-31-94

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                   TO
                              ------------------    ------------------

COMMISSION FILE NUMBER 1-6605

                                  EQUIFAX INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              GEORGIA                                58-0401110
  (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION                  IDENTIFICATION NO.)

              P.O. BOX 4081
  1600 PEACHTREE ST., N.W., ATLANTA, GA                    30302
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

Registrant's telephone number, including area code  (404) 885-8000

                                                NAME OF EACH EXCHANGE ON
               TITLE OF EACH CLASS                  WHICH REGISTERED
               -------------------              ------------------------
                 COMMON STOCK                    NEW YORK STOCK EXCHANGE
               ($2.50 PAR VALUE)

Securities registered pursuant to Section 12(g) of the Act:   NONE
                                                            --------
                                                        (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO / /

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (SECTION 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. / /

AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, COMPUTED BY REFERENCE TO THE CLOSING SALES PRICE ON THE NEW YORK STOCK EXCHANGE ON MARCH 22, 1995. $2,627,335,565.

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                  CLASS                       OUTSTANDING AT MARCH 22, 1995
         -----------------------------        -----------------------------
         COMMON STOCK, $2.50 PAR VALUE                79,804,038

                      DOCUMENTS INCORPORATED BY REFERENCE

THE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON APRIL 26, 1995, IS INCORPORATED BY REFERENCE, TO THE EXTENT INDICATED UNDER ITEMS 10, 11, 12, AND 13, INTO PART III OF THIS FORM 10-K.

                                  EQUIFAX INC.

                                     PART I


ITEM 1.   BUSINESS

     Equifax Inc. is structurally a holding company for its corporate subsidiaries, which conduct the actual operations of the Company. The separate business areas of the Company are conducted on a "profit center" basis with self-contained functional integrity, although Equifax Inc. continues to supply centralized overall financial, legal, public relations, tax and similar services.

     The Company was founded as a credit reporting agency under the name, "Retail Credit Company" in Atlanta, Georgia, in 1899. Over the next several years, the Company established itself in the area of investigation of applicants for insurance. The business grew and, by 1920, the Company had numerous branch offices throughout the United States and Canada. Since that time, the Company has continued to expand and diversify by means of internal development and strategic acquisitions. At the end of 1975, the Company changed its name from Retail Credit Company to Equifax Inc. The specific products and services presently offered by the Company are described below. In general, today's Equifax companies provide a broad range of information-based administrative services to business, industry and government throughout the United States, Mexico and Canada, in Europe, the United Kingdom, in South America, Turkey, Hong Kong, Singapore, Thailand and the Caribbean.

     In January 1993, the Company implemented an open market stock repurchase program. During 1994, the Company repurchased approximately 2,390,000 shares at a cost of $57,985,000.

     In January 1994, the Company acquired Cooperative Healthcare Networks, an Atlanta-based electronic health care claims processing company. These operations are presently owned and operated by Equifax Healthcare Information Services, Inc.

     In February 1994, the Company acquired the Credit Bureau of Charlotte, Inc., a credit reporting and collection bureau in Charlotte, North Carolina. These operations are presently owned and operated by Equifax Credit Information Services, Inc.

     In April 1994, the Company purchased an additional 30.1 percent interest in Transax, plc, a check guarantee company located in the United Kingdom, increasing its ownership interest to 50.1 percent. Transax, headquartered in Birmingham, England, provides check authorization services throughout the United Kingdom, Ireland, France, Australia and New Zealand. This ownership interest is held by Equifax Europe (U.K.) Ltd.

     In April 1994, the Company acquired Programming Resources Company, a commercial software company located in Hartford, Connecticut. These operations are presently owned and operated by Equifax Services Inc.

     In May 1994, the Company acquired HealthChex, Inc., an analytical services company specializing in cost saving physician profiling and claims review systems, located in Rochester, New York. These operations are presently owned by Equifax Inc. and operated by Equifax Healthcare Information Services, Inc.

     In May 1994, Equifax Europe (U.K.) Ltd. entered into a joint venture with Asociacion Nacional de

Entidades de Financiacion (ASNEF). Under this Agreement, Equifax and ASNEF will operate a Spanish credit reporting company called ASNEF - Equifax Servicios de Informacion de Credito, S.L., headquartered in Madrid, Spain.

     Also, in May 1994, the Company, through its subsidiary Equifax South America, Inc., entered into a joint venture with Organizacion Veraz, an Argentine credit reporting company, and Banelco, an Argentine banking association, to provide credit information services in Argentina. The joint venture is headquartered in Buenos Aires, Argentina.

     In July 1994, the Company acquired First Security Processing Services, Inc., a provider of credit card transaction switching, merchant processing and full-service card processing to credit unions located in Utah. These operations are presently owned and operated by Equifax Payment Services, Inc.

     In July 1994, the Company acquired First Bankcard Systems, Inc., a commercial software company, located in Atlanta, Georgia. These operations are presently owned by Equifax Inc. and operated by Equifax Credit Information Services, Inc.

     In August 1994, the Company acquired Canadian Bonded Credits, Ltd., the second largest debt collection company in Canada, headquartered in the city of North York, Ontario. These operations are presently owned and operated by Equifax Canada, Inc.

     In August 1994, the Company, through its subsidiary Equifax South America, Inc., entered into a joint venture with DICOM S.A., a Chilean credit reporting company, to provide credit information services in Chile. The joint venture is headquartered in Santiago, Chile.

     In September 1994, the Company acquired Electronic Tabulating Services, a clearinghouse for electronic health claims, located in Atlanta, Georgia. These operations are presently owned by Equifax Inc. and operated by Equifax Healthcare Information Services, Inc.

     In October 1994, the Company acquired UAPT-Infolink plc, a United Kingdom credit referencing and risk management servicing firm headquartered in London, England. These operations are presently owned and operated by Equifax Europe (U.K.) Ltd.

     In November 1994, the Company acquired Osborn Laboratories, Inc., which specializes in health profile testing for the life and health insurance industry, located in Olathe, Missouri. These operations are presently owned by Equifax Inc. and operated by Equifax Services Inc.

INDUSTRY SEGMENT INFORMATION

Industry segment information is as follows:
                                            1994                          1993                         1992
                                   -----------------------      ------------------------    -----------------------
(Dollars in thousands)               Amount     % of Total       Amount       % of Total     Amount      % of Total
- -------------------------------------------------------------------------------------------------------------------

Operating revenue:
Credit Information Services        $  445,637       31%        $  399,100      33%         $  341,989      30%
Payment Services                      246,597       17%           210,416      17%            195,501      17%
Insurance Information Services        453,409       32%           396,519      33%            402,276      35%
International Operations              143,371       10%            97,296       8%            103,985       9%
General Information Services          132,982        9%           113,886       9%             90,582       8%
                                   ----------     ----         ----------    ----          ----------    ----
                                   $1,421,996      100%        $1,217,217     100%         $1,134,333     100%
                                   ==========     ====         ==========    ====          ==========    ====

Operating income (loss):
Credit Information Services        $  147,099       60%        $  130,053     88%            $ 93,233      56%
Payment Services                       57,460       24%            51,910     35%              49,408      30%
Insurance Information Services         18,504        8%             5,537      4%              10,990       7%
International Operations               16,458        7%            18,056     12%              17,704      11%
General Information Services            3,792        2%           (56,965)*  (38%)             (5,099)     (3%)
                                   ----------     ----         ----------    ----            --------     ---
Operating contribution               243,313       100%           148,591     100%            166,236     100%
                                                   ===                        ===                         ===
General corporate expense            (29,206)                     (29,562)                    (24,898)
                                  ----------                   ----------                   ---------
                                  $  214,107                   $  119,029                  $  141,338
                                  ==========                   ==========                  ==========

Identifiable assets at
 December 31:
Credit Information Services        $  260,733       26%        $  270,532    37%             $233,326      33%
Payment Services                      115,929       11%            70,806    10%               78,994      11%
Insurance Information Services        171,904       17%            83,390    11%               84,423      12%
International Operations              293,318       29%           128,027    18%              119,964      17%
General Information Services          117,566       12%            75,284    10%               98,038      14%
Corporate                              61,724        6%           103,162    14%               94,137      13%
                                   ----------      ---         ----------   ---              --------     ---
                                   $1,021,174      100%        $  731,201   100%            $ 708,882    100%
                                   ==========      ====        ==========   ===             =========    ===

* Includes a provision for lottery contract dispute and litigation of $48,438.

Description of Segments:

CREDIT INFORMATION SERVICES: Consumer credit reporting information; credit card marketing services; risk management and collection services; locate services; fraud detection and prevention services; and mortgage loan origination information.

PAYMENT SERVICES: Check guarantee services; credit and debit card authorization and processing; credit card marketing enhancement; and software products for managing credit card operations.

INSURANCE INFORMATION SERVICES:   Underwriting and claims reporting services;
inspection and loss control services; workers' compensation audits; software for commercial insurers; specimen testing for life and health insurance applicants; and employment evaluation services.

INTERNATIONAL OPERATIONS:   In Canada, consumer and business credit reporting
information; accounts receivable and collection services; underwriting and claims reporting services for insurance companies; and check guarantee services. In Europe (primarily the United Kingdom), credit reporting and marketing services; credit scoring and modeling services; check guarantee services; and auto lien information. In

South America, credit information services and commercial, financial and medical information.

GENERAL INFORMATION SERVICES:   Healthcare Information Services includes
electronic claims processing; physician profiling; claims auditing; claims analysis, administration and utilization management; electronic remittance; hospital bill audits; and medical credentials verification. Marketing Services includes research and analysis; custom opinion surveys; and PC-based marketing systems, geodemographic systems and mapping tools.

Notes to Industry Segment Information:
(1)  Operating revenue is to unaffiliated customers only.
(2) Operating income is operating revenue less operating costs and expenses, excluding interest expense, other income and income taxes.
(3)  Depreciation and amortization by industry segment are as follows:


(In thousands)                     1994     1993     1992
- -----------------------------------------------------------
Credit Information Services       $26,640  $25,478  $23,050
Payment Services                    4,970    3,230    4,139
Insurance Information Services     10,389    8,077    9,178
International Operations           11,277    5,583    5,921
General Information Services        9,762    7,056    5,770
Corporate                           3,458    5,500    5,765
                                  -------  -------  -------
                                  $66,496  $54,924  $53,823
                                  =======  =======  =======

(4) Capital expenditures by industry segment, excluding property and equipment acquired in acquisitions, are as follows:

(In thousands)                     1994     1993     1992
- -----------------------------------------------------------
Credit Information Services       $ 5,042  $ 6,082  $ 6,441
Payment Services                    5,059    2,596    2,462
Insurance Information Services      2,095    6,755    3,452
International Operations            3,062    1,267    4,082
General Information Services        3,817   22,541   15,933
Corporate                           1,098      516    2,270
                                  -------  -------  -------
                                  $20,173  $39,757  $34,640
                                  =======  =======  =======

(5) Financial information by geographic area is as follows:

                                           1994                       1993                        1992
                                  -----------------------   -------------------------  ------------------------
(Dollars in thousands)              Amount     % of Total     Amount      % of Total     Amount      % of Total
- ----------------------------------------------------------------------------------------------------------------
Operating revenue:
United States                     $1,277,196           90%  $1,119,921           92%   $1,030,348           91%
Canada                                78,277            6%      76,285            6%       79,990            7%
Europe                                66,523            5%      21,011            2%       23,995            2%
                                  ----------         ----   ----------          ---    ----------          ---
                                  $1,421,996          100%  $1,217,217          100%   $1,134,333          100%
                                  ==========         ====   ==========          ===    ==========          ===

Operating contribution (loss):
United States                     $  228,280           93%  $  130,995           88%   $  148,532           89%
Canada                                15,476            6%      19,169           13%       19,257           12%
Europe                                  (851)           -       (1,573)          (1%)      (1,553)          (1%)
South America                            408            -            -            -             -            -
                                  ----------         ----   ----------          ---    ----------          ---
                                  $  243,313          100%  $  148,591          100%   $  166,236          100%
                                  ==========         ====   ==========          ===    ==========          ===

Identifiable assets at
 December 31:
United States                     $  723,466           71%  $  603,174           82%   $  588,918           83%
Canada                               109,004           11%     102,559           14%       95,242           13%
Europe                               173,054           17%      25,468            3%       24,722            3%
South America                         15,650            2%           -            -             -            -
                                  ----------         ----   ----------          ---    ----------          ---
                                  $1,021,174          100%  $  731,201          100%   $  708,882          100%
                                  ==========         ====   ==========          ===    ==========          ===


  A description of the products or services provided by each industry segment as captioned in the aforementioned information, together with information regarding the companies included within each segment, is as follows:


Credit Information Services Segment

  This segment includes Equifax Credit Information Services, Inc. and its wholly-owned subsidiary Credit Northwest Corporation.

  The Company's principal class of service for this segment is informational and administrative services for consumer and commercial credit report purposes, including mortgage information services. Customers include retailers, banks, financial institutions, utilities, petroleum companies, travel and entertainment card companies, auto finance and leasing firms, educational institutions and mortgage lenders. In 1994, this class of service accounted for 20.9% of the Company's total operating revenue, as compared with 23.6% in 1993, and 22.8% in 1992.

  Companies in this segment primarily furnish consumer credit services, but also provide decision support and credit management services designed to meet specific customer needs. This includes consumer credit reporting information, risk management, collection services, locate services, fraud detection and prevention, credit card marketing programs, mortgage loan origination information, and modeling capabilities for domestic and international customers and analytical services both domestically and internationally. These companies distribute information to customers through automated delivery, utilizing telephone transmission facilities.

  The Company's consumer credit services operations, including non-owned affiliate bureaus, compete with two other large automated credit reporting organizations - TRW Credit Data, a division of TRW Inc., and Trans Union Corporation. There are also numerous smaller local bureaus in this field.


Payment Services Segment

  This segment includes Equifax Payment Services, Inc. and its wholly-owned subsidiaries Equifax Check Services, Inc.; Equifax Card Services, Inc.; Light Signatures, Inc.; Financial Insurance Marketing Group, Inc.; and First Bankcard Systems, Inc.

  Companies in this segment provide services to national and regional retail chains, banks, credit unions, savings institutions, automobile dealers and rental companies, hotel and motels, and others.

  The Company's principal class of service for this segment is check guarantee and check verification services. In 1994, this class of service accounted for 9.3% of the Company's total revenue, as compared with 10.1% in 1993 and 10.5% in 1992.

  These companies provide check guarantee services as well as various credit and debit card processing services to merchants and financial institutions. These services include on-line guarantees or verification of checks written at the point of sale, credit card and debit card processing for small to medium-size banks, credit unions, and other financial institutions and flexible credit card marketing enhancements.

  Companies in this segment are leading providers of their products and services in the U.S. although competition is considerable.

  Business in this segment is seasonal to some extent. The volume of check payment services is highest during the Christmas shopping season and during other periods of increased consumer spending.


International Operations Segment

  This segment consists of Acrofax Inc.; Equifax Canada Inc. and its wholly-owned subsidiaries Equifax Canada (AFX) Inc. and Telecredit Canada, Inc.; Equifax Europe (U.K.) Ltd.; Equifax Europe Ltd, UAPT-Infolink plc; and Equifax South America, Inc. Also included in this segment are Transax (50.1% owned) and Scorex (U.K.) Ltd. (49% owned); ASNEF-Equifax (49% owned); Organizacion Veraz (33.3% owned); and DICOM (25% owned).

  The Company's principal class of service for this segment is consumer credit reporting. In 1994, this class of service accounted for 6.2% for the Company's total operating revenue, as compared with 6.0% in 1993 and 6.7% in 1992.

  The companies in this segment primarily provide consumer credit services, but also provide other financial services. In Canada, financial services include automated business and consumer credit information, accounts receivable and collection and check guarantee services. As in the U.S., claims information exchanges are offered in Canada and in the U.K. In Canada, other services include life and health underwriting reports, motor vehicle records and commercial property inspections. In the U.K., consumer and commercial credit reporting, auto lien information, credit scoring, modeling services and check guarantee and electronic authorization services are provided. In Spain and Argentina, technology and expertise are provided to enhance credit information services. In Chile, commercial, financial and medical information services are provided.

  Equifax Canada Inc. is clearly the market leader in providing consumer credit and insurance information in Canada. Competition from a variety of sources is strong in the insurance information market, but no other company provides a full range of services. Telecredit Canada, Inc. faces strong competition. In the U.K., CCN, a subsidiary of Great Universal Stores, PLC holds the majority share of the market, while Transax is the check guarantee market share leader. ASNEF-Equifax is a leader in providing credit information services in Spain. Veraz and DICOM are the leading information providers in Argentina and Chile, respectively.


Insurance Information Services Segment

  This segment consists of various business units of Equifax Services Inc.; Osborn Laboratories, Inc.; The Kit Factory, Inc.; Mid-American Technologies, Inc.; and Programming Resources Company.

  The Company's principal class of service for this segment is providing information for insurance underwriting purposes. In 1994, this class of service accounted for 25.8% of the Company's total operating revenue, as compared with 25.8% in 1993, and 27.8% in 1992.

  Equifax Services Inc. provides most all major life and health insurance companies with various informational services for help in determining the classification of applicants as risks for life and health insurance and for assistance in settling claims. Also, health data is provided to these companies for their use in underwriting the health aspects of their risks. Osborn Laboratories tests blood and urine for life and health insurance applicants.
The Company also provides similar informational services to major property and casualty insurance companies including motor vehicle records, automated claim information for automobile and property insurers, automobile reclassification program management, workers' compensation audits and commercial inspections and surveys. The Company also provides customized software rating applications for commercial and personal line insurers. This information is used by insurance companies in evaluating applicants as risks and as an aid in determining the applicable rates. Automated information services are distributed through telephone transmission facilities.

  The Company currently ranks first and is the market leader providing insurance related information services, while Osborn is the second largest laboratory of its kind in the U.S. Many smaller organizations, which focus on a limited number of services and which, in some cases, are concentrated in small geographic areas, provide fragmented competition.


General Information Services Segment

  This segment consists of Equifax Healthcare Information Services, Inc.; Equifax Healthcare EDI Services, Inc.; HealthChex, Inc.; Equifax Marketing Decision Systems, Inc.; Elrick & Lavidge, Inc.; Quick Test, Inc.; Health Economics Corporation; and High Integrity Systems, Inc.

  The Company's principal class of service for this segment is providing marketing research services. In 1994, this class of service accounted for 5.5% of the Company's total operating revenue, as compared with 6.1% in 1993, and 6.5% in 1992.

  Companies in this segment providing health care services furnish a broad range of informational and administrative services which include electronic claim processing, on-line eligibility verification and claim status, physician profiling, automatic claim audits, national medical credentials verification, claims analysis, administration and utilization management, pre-admission certification, managed care plan services, electronic remittance and hospital bill audits. Information services offered to business in general through Elrick & Lavidge, Inc., Quick Test, Inc. and Equifax Marketing Decision Systems, Inc., include market research and analysis, custom opinion surveys, PC-based marketing systems, geo-demographic systems and accurate mapping tools.

  Equifax Healthcare Information Services, Inc., HealthChex, Inc., Equifax Healthcare EDI Services, Inc., and Health Economics Corporation provide services to health care providers (hospitals and physicians), health plan managers, insurers, purchasers and payers of group health coverage and governmental agencies.

  High Integrity Systems, Inc., was formed to provide a lottery management system for the California State Lottery.

  Competition is strong in all of the above areas. Companies offering health care services possess relatively small shares or are competing in young and growing markets. Market research companies, including Elrick & Lavidge, Inc., Quick Test, Inc., and Equifax Marketing Decision Systems, Inc., face considerable competition. Other than stated above, competition in these areas is difficult to describe and information concerning such conditions is not material to a general understanding of the Company's business.

- -----------------------------------------------------------------------------

  The principal methods of competition for the Company are price, scope, speed and ease of service and reliability of the information furnished.

  None of the Company's segments is dependent on any single customer, and the Company's largest customer provides less than 6% of the Company's total revenues.

 The Company had approximately 14,200 employees, as of December 31, 1994.


ITEM 2.   PROPERTIES

  The Company is in a service industry and does not own any mines, extractive properties or manufacturing plants. Thus, an understanding of the Company's property holdings is not deemed to be material to an understanding of the Company's business taken as a whole.

  The Company owns a total of four office buildings, one of which is located in La Habra, California and the other three located in England - one each in London, Corsham and Salisbury. The Company also owns two office/laboratory facilities, one of which with an adjoining 1.27 acres of vacant land, in a suburb of Kansas City, Olathe, Kansas. These office/laboratory facilities are utilized by the Company's new subsidiary, Osborn Laboratories, Inc.

  The Company ordinarily leases office space of the general commercial type for conducting its business and is obligated under approximately 375 lease and other rental arrangements for its headquarters and field locations.

  The Company's operating leases involve principally office space and office equipment. Rental expense relating to these leases was $54,274,000 in 1994, $40,798,000 in 1993 and $59,920,000 in 1992. In March 1994, the Company sold and leased back under operating leases certain land and buildings. The net sales price of $55,100,000 approximated the net book value of the related assets and, accordingly, no gain or loss was recognized.

Future minimum payment obligations for noncancelable operating leases exceeding one year are as follows as of December 31, 1994:


(In thousands)     Amount
- --------------------------
1995              $ 44,846
1996                30,938
1997                22,323
1998                17,299
1999                11,857
Thereafter          80,966
                  --------
                  $208,229
                  ========


ITEM 3.   LEGAL PROCEEDINGS

  High Integrity Systems, Inc. (HISI), a Company subsidiary, entered into a contract in July 1992 to provide lottery services to the state of California. Under this contract, HISI agreed to provide a system to automate the processing of instant lottery tickets and a system to sell on-line game tickets through 10,000 low-volume terminals.

  On April 26, 1993, the California State Lottery (CSL) filed suit against HISI in Superior Court, Sacramento County, California, and on May 7, 1993, the CSL filed its first amended complaint naming Equifax Inc., et al. and Federal Insurance Company as additional defendants. The CSL is seeking unspecified damages for alleged breach of contract and injunctive relief and is asserting a claim against Federal Insurance Company for $18.5 million, which represents the face amount of a performance bond delivered to the CSL in July 1992 on behalf of HISI.

  On May 7, 1993, HISI filed a cross-complaint against the CSL seeking compensatory and general damages in an amount not less than $65 million and special and consequential damages in an amount not less than $100 million.

  The Company believes HISI has a meritorious cross-complaint against the CSL for wrongfully terminating the contract. The Company further believes that it has well-founded and solid defenses against the CSL's claims. However, there can be no assurance that the Company will succeed in its defense and cross-complaint against the CSL. A revised litigation schedule has been approved by the Court, including a tentative trial date in October 1995. Substantial discovery activity has been undertaken by the Company and is continuing.

  In September 1993, the Company recorded a provision of $48,438,000 ($30,939,000 after tax, or $.41 per share) related to the lottery contract to write down data processing equipment and other assets to their estimated net realizable value and to accrue for estimated costs related to litigation with the CSL. In management's opinion, this provision is adequate and the ultimate resolution of the CSL litigation will not have a materially adverse impact on the Company's financial position or results of operations.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's executive officers, as of March 15, 1995, are listed below, with certain information relating to each of them:

                                                             Executive
           Name and Position                                  Officer
              With Company                        Age          Since
           -----------------                     -----        -------

C. B. Rogers, Jr., Chairman
and Chief Executive Officer*                      65            1987

D. W. McGlaughlin, President
and Chief Operating Officer*                      58            1989

Thomas F. Chapman, Executive
Vice President*                                   51            1991

J. C. Chartrand, Executive
Vice President*                                   60            1986

D. V. Smith, Executive
Vice President                                    40            1990

D. U. Hallman, Senior Vice President
and Chief Financial Officer                       53            1991

J. O. Perkins, Senior Vice
President                                         54            1988

Stewart A. Searle, III, Senior
Vice President                                    43            1991

D. F. Walsh, Senior Vice President                62            1987

T. H. Magis, Corporate Vice President,
Secretary and General Counsel                     54            1991

R. F. Haygood, Corporate Vice President           47            1993
and Treasurer

*Also serves as a Director

  There are no family relationships among the officers of the Company, nor are there any arrangements or understandings between any of the officers and any other persons pursuant to which they were selected as officers. The Board of Directors may elect an officer or officers at any meeting of the Board. Each elected officer is selected to serve until the date of the Annual Meeting of the Shareholders in each year.

  Messrs. Rogers, McGlaughlin, Chapman, Chartrand, Perkins and Walsh have each served as an officer of the Company for at least five years. Messrs. Smith, Magis, Hallman and Haygood have served in various executive capacities with the Company or its subsidiaries for more than five years before becoming an officer.

  Mr. Searle, prior to his election as Senior Vice President in October, 1991, was President and Director of Fairwater Capital Corporation, a private management holding company, with assets exceeding $250,000,000. From 1981 until 1988, he was a partner with McKinsey & Co., an international management consulting firm.


                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

  The Company's common stock is listed and traded on the New York Stock Exchange, which is the principal market on which said stock is traded.


DIVIDENDS PER SHARE

Quarter                   1990     1991     1992     1993     1994
- ------------------------------------------------------------------
First                  $  0.12  $  0.13  $  0.13  $  0.14  $ 0.140
Second                    0.12     0.13     0.13     0.14    0.155
Third                     0.12     0.13     0.13     0.14    0.155
Fourth                    0.12     0.13     0.13     0.14    0.155
- ------------------------------------------------------------------
Annual                 $  0.48  $  0.52  $  0.52  $  0.56  $ 0.605
- ------------------------------------------------------------------


STOCK PRICES

(IN DOLLARS)                  1992             1993              1994
                       ----------------  ----------------  ---------------
                         High     Low      High     Low      High     Low
                       -------  -------  -------  -------  -------  ------
First Quarter           18 3/4   15       22 3/8   19 1/8   27 3/8  21 7/8
Second Quarter          19 3/8   14 3/8   21       17 3/8   30 3/8  23 1/8
Third Quarter           17 1/8   14 3/8   26 1/8   19 3/4   30 1/4  26 3/4
Fourth Quarter          20 5/8   14 5/8   27 3/8   22 7/8   30 1/2  24
- ---------------------  -------  -------  -------  -------  -------  ------
Year                    20 5/8   14 3/8   27 3/8   17 3/8   30 1/2  21 7/8
- ---------------------  -------  -------  -------  -------  -------  ------

  As of March 7, 1995, there were approximately 8,815 holders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in thousands, except per share amounts)
- --------------------------------------------------------------------------------------------------------------------------------
Year ended December 31          1994            1993            1992           1991           1990           1989          1988
- ---------------------------------------------------------------------------------------------------------------------------------

Operating revenue            $ 1,421,996     $ 1,217,217     $ 1,134,333    $ 1,093,827     $ 1,078,753    $ 1,001,617  $   894,482

Operating costs and
expenses before
unusual items                  1,207,889       1,049,750         992,995        969,136         941,976        881,806      801,785
                             -----------     -----------     -----------    -----------     -----------    -----------  -----------

Operating income
before unusual items             214,107         167,467         141,338        124,691         136,777        120,011       92,697
Unusual items                          -         (48,438)              -        (32,044)        (21,793)       (14,656)     (27,669)
                             -----------     -----------     -----------    -----------     -----------    -----------   -----------


Operating income                 214,107         119,029         141,338         92,647         114,984        105,355       65,028
Other income                       8,994           3,890           7,482          8,128          11,055          9,712        5,648
Interest expense                 (15,624)        (10,923)         (4,029)        (7,253)        (13,177)       (10,365)      (3,331)
                             -----------     -----------     -----------    -----------     -----------    -----------   -----------


Income before income
taxes and accounting
changes                          207,477         111,996         144,791         93,522         112,862        104,702       67,345
Provision for income taxes        87,131          48,481          59,445         39,424          48,932         41,170       33,295
                             -----------     -----------     -----------    -----------     -----------     ----------- -----------

Income before accounting
changes                          120,346          63,515          85,346         54,098          63,930         63,532       34,050

Cumulative prior years'
effect of changes in
accounting principles                  -               -               -        (48,991)              -              -        5,400
                             -----------     -----------     -----------    -----------     -----------    -----------  -----------

Net income                   $   120,346     $    63,515     $    85,346    $     5,107     $    63,930    $    63,532  $    39,450
                             ===========     ===========     ===========    ===========     ===========    ===========  ===========

Dividends paid               $    47,161     $    42,041     $    42,770    $    42,623     $    35,823    $    32,003  $    22,948
                             ===========     ===========     ===========    ===========     ===========    ===========  ===========

Per common share:
Before unusual items and
accounting changes           $      1.62     $      1.26     $      1.04    $       .90     $      1.00     $       .90 $       .73
Unusual items                          -            (.41)              -           (.24)           (.21)           (.11)       (.29)
                             -----------     -----------     -----------    -----------     -----------    -----------  -----------
Income before
accounting changes                  1.62             .85            1.04            .66             .79            .79          .44

Cumulative prior years'
effect of changes in
accounting principles                  -               -               -           (.60)              -              -          .07
                             -----------     -----------     -----------    -----------     -----------    -----------  -----------

Net income                   $      1.62     $       .85     $      1.04    $       .06     $       .79    $       .79  $       .51
                             ===========     ===========     ===========    ===========     ===========    ===========  ===========

Dividends                    $      .605     $       .56     $       .52    $       .52     $       .48     $       .43 $       .39
                             ===========     ===========     ===========    ===========     ===========    ===========  ===========

Assets at December 31        $ 1,021,174     $   731,201     $   708,882    $   716,103     $   754,279    $   685,188  $   528,287
                             ===========     ===========     ===========    ===========     ===========    ===========  ===========

Long-term debt at
December 31                  $   211,967     $   200,070     $   191,749    $    77,114     $   143,050    $    88,883  $    30,169
                             ===========     ===========     ===========    ===========     ===========    ===========  ===========


Shareholders' equity at
December 31                  $   361,859     $   254,031     $   257,990    $   350,314     $   373,306    $   339,918  $   297,914
                             ===========     ===========     ===========    ===========     ===========    ===========  ===========

Common shares outstanding
at December 31                75,895,000      74,809,000      75,775,000     82,147,000      81,212,000     80,529,000   79,987,000
                             ===========     ===========     ===========    ===========     ===========    ===========  ===========

Weighted average common
shares outstanding             74,304,000      75,057,000     81,959,000     81,928,000      80,965,000     80,276,000   77,190,000
                              ===========     ===========    ===========    ===========     ===========    ===========  ===========

Number of employees at
December 31                       14,200          12,800          12,400         13,400          14,200         13,900       13,500
                             ===========     ===========     ===========    ===========     ===========    ===========  ===========

Dividend payout ratio
before unusual items
and accounting changes              39.2%           44.5%           50.1%          57.6%           44.3%          44.2%        40.8%
                             ===========     ===========     ===========    ===========     ===========    ===========  ===========


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.


RESULTS OF OPERATIONS

Consolidated revenue for the year was $1.4 billion, an increase of $204.8 million or 16.8 percent over 1993. This increase compares favorably with the
7.3 percent increase in 1993.  Acquisition activity accounted for approximately
8.7 percentage points of the 1994 revenue increase and 3.1 percentage points of the increase in 1993 (Note 2). During 1994, the higher margin credit reporting businesses saw substantial revenue improvement as the Company gained market share and benefitted from strong activity within the finance, banking, automotive and national credit card industries.

Operating income increased $46.6 million before the 1993 unusual charge (discussed below), or 27.9 percent, in 1994. In 1993, operating income increased $26.1 million before the unusual charge. The improvements in both years are the result of revenue increases in the higher margin businesses as well as continuing expense controls throughout the organization. The operating income margin in 1994 was 15.1 percent compared to 13.8 percent in 1993 before the unusual charge. The gains in 1994 were achieved despite very competitive conditions both domestically and internationally. The effects of acquisitions on operating income, net income and earnings per share were immaterial in 1994 and 1993.

Earnings per share increased to $1.62 in 1994 from $1.26 in 1993 before the unusual charge, a 29 percent increase. For the year, the average shares outstanding decreased 1.0 percent due to open market share repurchases, offset somewhat by the issuance of stock in connection with certain acquisitions.

Net income was $120.3 million in 1994, an increase of $25.9 million versus 1993 net income before the unusual charge. During the third quarter of 1993, the Company recorded an unusual charge of $48.4 million ($30.9 million after tax, or $.41 per share) to write down the assets of its subsidiary, High Integrity Systems, Inc. (HISI), and accrue for costs related to litigation with the California State Lottery. The Company believes, however, that it has a strong legal position and ultimately will prevail in the litigation. Before the unusual charge, 1993 net income increased to $94.5 million from $85.3 million in 1992.

There are five reporting segments: Credit Information Services and Payment Services (which comprise the Financial Information Services operating group), Insurance Information Services, International Operations and General Information Services. These segments generally follow the Company's internal management organization and are based on similarities in product lines and industries served (Note 10). The following discussion analyzes (1) revenue and operating income by the five industry segments, (2) general corporate expense, (3) consolidated other income, interest expense and effective income tax rates and
(4) financial condition. Reference can also be made to Note 9, which breaks out the segment results by quarter for 1994 and 1993.


CREDIT INFORMATION SERVICES

(in millions)                                1994       1993      1992
- ------------------------------------------------------------------------
Revenue                                     $445.6     $399.1     $342.0
Operating income                            $147.1     $130.1      $93.2

Credit Information Services comprises Credit Reporting Services, Decision Systems, Mortgage Information Services and Risk Management Services. Revenue growth in Credit Information Services was 11.7 percent in 1994, compared to 16.7 percent in 1993. Acquisitions accounted for 6.0 percentage points of the 1994 revenue increase and 3.8 percentage points of the 1993 revenue increase.

The revenue increase in 1994 was driven by the Credit Reporting Services business as a result of its prescreening business for credit card issuers as well as volume growth in the finance, banking, national credit card and automotive industries. Improved quality and turnaround time allowed Equifax to gain market share in this competitive business of prescreening for credit card applicants. Pricing pressure continues within Credit Reporting Services and, as a result, unit prices declined. However, unit volume increases more than offset the price declines. Pricing pressures are expected to persist, but volume growth is expected to continue to more than offset the price declines.

Credit Reporting Services continues to provide new services and products to other industries, such as utilities, which added to revenues in 1994 and is expected to make an even greater contribution in 1995. Decision Power, a sophisticated on-line, cross-selling and risk assessment decision support system for multiple industries, which was introduced in 1994, will have a full year revenue impact in 1995. Other new services are also expected to be introduced with the help of the Decision Systems unit, which provides modeling and analytical capabilities for our clients.

Revenue growth in the second, third and fourth quarters of 1994 was tempered by declines in Mortgage Information Services revenue, as higher interest rates adversely affect refinancing activity which directly impacts the mortgage reporting industry. For the year, revenue in Mortgage Information Services was down 37 percent. A significant shift in the type of products ordered by customers is leading to increased sales of the fully automated Credit Hi-Lite merged credit report and fewer of the traditional, labor-intensive mortgage reports.

Areas of revenue growth in 1994 for the Risk Management Services business included Government Student Loans, as well as the inclusion of a full year's revenue from Integratec, which was acquired in

August 1993. The integration of the Accounts Receivable unit and Integratec was completed during 1994 and should lead to cost savings in 1995, and therefore improved margins and profits in this area.

Operating income increased 13.1 percent in 1994 following a 39.5 percent increase in 1993. These increases were driven by revenue growth, operating leverage, and ongoing expense management. This higher-margin segment reported continued margin increases despite the significant downturn in Mortgage Information Services. Efforts are underway to continue automating and reducing fixed expenses associated with Mortgage Information Services. As a result, a charge of $2.8 million was taken during the fourth quarter to consolidate the number of offices from 23 to five and to reduce staffing levels.


PAYMENT SERVICES

(in millions)                                      1994    1993    1992
- ------------------------------------------------------------------------
Revenue                                           $246.6  $210.4  $195.5
Operating income                                  $ 57.5  $ 51.9  $ 49.4

Payment Services consists of Check Services, Card Services and FBS Software. Revenue increased 17.2 percent in 1994, with 5.1 percentage points attributable to the 1994 acquisitions of First Security Processing Services (FSPS) and FBS Software. Check Services revenue increased 8 percent, while Card Services revenue, excluding FSPS, increased 18 percent. In 1993, revenue increased 7.6 percent with Check Services revenue increasing 4 percent and Card Services revenue increasing 14 percent.

The dollar amount of checks guaranteed by Check Services increased 7 percent in 1994 while the average price increased 1 percent. Growth within Card Services is attributable to the higher number of cardholder accounts processed, due to increased participation among IBAA Bancard member banks and significant conversion activity within the credit unions as well as the FSPS acquisition. During 1994, a contract with IBAA Bancard Inc. was renewed and a contract with Card Services for Credit Unions, Inc. (CSCU) took effect, both for a five-year term with incremental revenue due to increased service levels provided.

Payment Services operating income increased $5.6 million in 1994 versus a $2.5 million increase in 1993. Operating income in Check Services was down 5 percent, as a result of a higher number of returned checks and a lower collection rate on returned checks. In 1994, Check Services also incurred marketing and product development expenses as it expanded into the rapidly growing check verification business with the new PathWays product.

Operating income for Card Services increased 36 percent in 1994, due to the operating leverage achieved with the strong revenue growth, as well as the FSPS acquisition. The increase in operating income for Payment Services in 1993 versus 1992 was driven primarily by higher profits resulting from higher revenue from Card Services.

The entire check writing industry is experiencing increased fraud, which adversely impacted Equifax's experience with returned checks and collection on those checks. Within Check Services, enhanced models resulting from the PathWays development are being added to improve the controls utilized in the authorization process. It is expected that these tighter controls will improve the returned check experience within this group. In 1995, we expect continued strong growth in the Card Services area as a result of a growing customer base with the addition of banks and credit unions who are members of the IBAA and CSCU organizations.

INSURANCE INFORMATION SERVICES

(in millions)                      1994    1993    1992
- --------------------------------------------------------
Revenue                           $453.4  $396.5  $402.3
Operating income                  $ 18.5  $  5.5  $ 11.0

Revenue increased 14.3 percent in 1994 within Insurance Services versus a decline of 1.5 percent in 1993, as a result of acquisitions, increased MVR (Motor Vehicle Records) registry revenue and the improved performance of most business groups. These results were achieved despite continuing difficult conditions in the insurance industry which reduced overall market demand and increased competition. Insurance Information Services consists of Field Service operations, Data Services, Commercial Specialists, PRC, CUE UK and Osborn Laboratories. Revenue from Field Service operations fell about $3 million in 1994 but was flat versus 1993 revenue in the fourth quarter. The revenue decline in 1994 was a significant improvement over the $10 million decrease in 1993. The decline was the result of volume and price declines. Revenue from Data Services products increased $7.9 million for 1994, despite competitive pricing pressure which is expected to continue in 1995. The Data Services revenue results were achieved through increased volume and higher market share. MVR registry revenue was up $32 million in 1994 due to unit growth. Revenue in Commercial Specialists was up 10 percent for the year in a flat market as a result of automation of our product delivery, which resulted in a competitive advantage and increased market share.

PRC, a commercial insurance software company acquired during the second quarter, and Osborn Laboratories, a fourth quarter acquisition, specializing in risk assessment testing for the life and health insurance industry, added $14.5 million to revenue and will be significant contributors in 1995 with a full year of results.

In 1994, operating income was $18.5 million, an increase of $13 million. This increase resulted from the strong performance of Data Services and Commercial Specialists, the reduction in losses within Field Service operations and the impact of acquisitions. Data Services posted an increase in operating income due to the leverage inherent with increased market share. Commercial Specialists posted a strong operating income increase as a result of the automation of our product delivery yielding improved operating efficiencies. In 1993, operating income for Insurance Information Services decreased $5.5 million versus 1992 due primarily to Field Service operations.

The focus on expense reduction and cost management within Field Service operations yielded significantly improved results in 1994. Staffing levels are down dramatically from January 1993, and where applicable, services have been automated. The overall cost structure has been improved without experiencing a significant decline in revenue. The results are substantially improved versus 1993, although this unit posted an operating loss for the year. The Company believes that the continuation of these efforts will lead to further improved performance in 1995.

CUE UK, a database product for the U.K. insurance industry, was developed pursuant to a contract signed in November 1993. In 1993 and 1994, developmental costs were incurred for this product, which became available to customers late in the fourth quarter 1994. This business unit reported an operating loss in 1994 but is expected to be profitable in 1995.


INTERNATIONAL OPERATIONS

(in millions)                                1994       1993     1992
- ----------------------------------------------------------------------
Revenue                                     $143.4      $97.3   $104.0
Operating income                             $16.5      $18.1    $17.7

International Operations consists of Canadian Credit Information Services, Canadian Insurance Information Services, Telecredit Canada check services, Canadian Accounts Receivable Services, Equifax Europe, Infolink, Transax and three joint ventures. Revenue for the year was up 47.4 percent in 1994. During 1994, Equifax acquired a majority interest (formerly a 20 percent equity holding) in Transax, a U.K. check guarantee company; Infolink, the third largest U.K. credit reporting company; Canadian Bonded Credits, the second largest debt recovery operation in Canada, as well as entered into joint ventures in Spain, Chile and Argentina. Acquisitions accounted for 46.1 percentage points of the 1994 revenue increase. Exclusive of acquisitions, Canadian revenue was down 6 percent in 1994, due to unfavorable exchange rates, while Equifax Europe's revenue increased 27 percent. In 1993, this segment's revenue was down 6.4 percent primarily due to unfavorable exchange rates.

Canadian Credit Information Services continues to secure longer-term agreements even though pricing pressure remains. Revenue losses as a result of the Canadian expansion of TransUnion, a major U.S. competitor, were minimal in 1994. Revenue within Canadian Insurance Information Services declined for the year primarily due to continued weakness in the insurance industry. Efforts underway to scale down this business, which resulted in a charge of $2.7 million taken during the year, should lead to improved performance in 1995. Telecredit Canada check services continues to significantly grow revenue and gain market share. Equifax Europe's revenue gain in 1994 continued the trend of revenue growth due to market share gains in Credit and Marketing Services.

Operating income for the International Operations segment declined 8.9 percent in 1994 versus an increase of 2 percent in 1993. Canadian operations posted an operating income decline in 1994 as a result of exchange rate declines, integration costs associated with the third quarter acquisition of Canadian Bonded Credits and the $2.7 million charge within Canadian Insurance Services. Telecredit Canada check services posted its first profitable year with increased revenue and market share and is expected to improve profits and margins in 1995.

Equifax Europe posted its first profitable year due to the significant revenue growth and operating leverage inherent in the business. The acquisition of Infolink during the fourth quarter will double the size of Equifax's U.K. credit reporting business. The combination will enhance the value of our databases and create substantial savings by eliminating duplicate costs. During the fourth quarter of 1994 and into 1995, Equifax has incurred and will continue to incur integration costs which, as stated earlier, will lead to the elimination of duplicate costs between the two companies. The synergies from the combined businesses should result in substantial growth and cost savings in future years.


GENERAL INFORMATION SERVICES

(in millions)                    1994    1993     1992
- -------------------------------------------------------
Revenue                         $133.0  $113.9   $90.6
Operating income (loss)*        $  3.8  $ (8.5)  $(5.1)

* Excludes unusual item of $48.4 million in 1993

This segment comprises recently acquired health care operations, development projects and ongoing market research business operations. The revenue increase in 1994 of $19.1 million is largely attributable to the 1994 acquisitions of Cooperative Healthcare Networks (CHN), Healthchex and Electronic Tabulating Services (ETS). In 1993, revenue was up $23.3 million, largely due to the addition of Health Economics Corporation (HEC) revenue for a full year.

Operating income in 1994 was $3.8 million versus a loss before unusual charges of $8.5 million in 1993.

In 1994, the segment realized a one-time $4.2 million gain on the fourth quarter sale of its interest in FYI On-Line, a joint venture with MCI. The 1993 and 1992 results included operating losses recorded by HISI of $9.2 million and $4.7 million, respectively.

Health care is composed of HEC, Hospital Bill Audit, CHN, Healthchex, ETS, Medical Credentials Verification Service (MCVS) and Government and Special Systems. Marketing Services consists of Equifax National Decision Systems, Elrick & Lavidge and Quick Test. CHN and ETS, both new acquisitions, recorded losses in 1994 due to development costs and integration costs needed to combine and grow the health care electronic claims processing business. These businesses merged to form the Equifax Healthcare EDI Services business unit which is in a very high growth area. The need to reduce health care administrative costs drives the continued growth of electronically processed health care claims on a national scale. MCVS is an internally developed service that incurred development expenses in 1994. The product was released late in the fourth quarter and is expected to generate significant revenue and post a profit in 1995.

One of Equifax's strategic initiatives is to continue to grow its health care information services business. This growth is expected to come through acquisitions, joint ventures and internally developed products, all of which are expected to increase expenses in 1995.


GENERAL CORPORATE EXPENSE

(in millions)                                1994       1993        1992
- ------------------------------------------------------------------------
Expense                                      $29.2      $29.6      $24.9

General corporate expense was essentially flat in 1994. In 1993, the increase in general corporate expense over 1992 was principally due to severance and facilities costs associated with cost structure changes in certain business segments.


OTHER INCOME, INTEREST EXPENSE AND EFFECTIVE INCOME TAX RATES

(dollars in millions)                         1994      1993       1992
- -----------------------------------------------------------------------
Other income                                   $ 9.0    $ 3.9    $ 7.5
Interest expense                               $15.6    $10.9    $ 4.0
Effective income tax rate                      42.0%    43.3%    41.1%

Several non-recurring items recorded in both 1994 and 1993, as well as lower levels of interest income in 1993, accounted for the changes in other income between years.

The increase in interest expense reflects the higher levels of short-term borrowing (due to acquisitions) and the June 1993 public issuance of long-term debt, which caused a change from short-term, floating rates to a higher, long-term fixed interest rate.

The effective tax rate of 42 percent in 1994 was lower than 1993's tax rate due to the limited state income tax benefits related to the HISI write-off and operating losses in 1993. The effective tax rate in 1993 was higher than 1992 because of the higher federal statutory tax rate enacted in August 1993 and the limited state tax benefits related to the HISI write-off and operating losses.

FINANCIAL CONDITION

Equifax's financial condition remained strong in 1994. Net cash provided by operations was $162.6 million, $26.6 million higher than in 1993. Normal capital expenditures, working capital needs and dividend payments were all met with internally generated funds. Working capital declined $73.3 million during the year due primarily to short-term borrowings related to acquisitions.

During 1994, the Company made acquisitions and equity investments totaling $262.7 million, and also repurchased 2.4 million of its own common shares in open market transactions totaling $58 million. These transactions were principally financed by a combination of $61.6 million in short-term debt, $55.1 million proceeds from sale and leaseback transactions, $77.2 million from the reissuance of treasury stock, and excess cash generated from operations.
Equifax plans to continue paying cash dividends and increase the per share payout from time to time as earnings permit. The growth rate in dividends, however, is expected to be lower than the growth in earnings, allowing the Company to repurchase shares and reinvest a larger portion of internally generated funds into the business. As of December 31, 1994, approximately $40 million remains authorized under the Company's share repurchase program.

Capital expenditures, exclusive of acquisitions, for 1994 were $32 million. 1995 capital expenditures are projected to total approximately $46 million, but other expenditures are possible as new investment opportunities arise. Capital expenditures are expected to be higher in 1995 due to investments in new products and services and normal expenditures related to the acquisitions made in 1994. Budgeted expenditures should be met with internally generated funds.

The $450 million revolving credit facility remains available to fund future capital requirements, including the possible purchase of the CSC credit reporting and collection operation (Note 8). Management feels Equifax has sufficient unused debt capacity to finance all of these requirements, if necessary.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

EQUIFAX INC.

(In thousands)
- --------------------------------------------------------------------------
December 31                                               1994      1993
- --------------------------------------------------------------------------

ASSETS

Current Assets:
Cash and cash equivalents                             $   79,409  $ 85,604
Accounts receivable, net of allowance for doubtful
accounts of $6,516 in 1994 and $4,730 in 1993            242,645   191,825
Deferred income tax assets                                26,472     9,870
Other current assets                                      27,353    15,569
                                                      ----------  --------
  Total current assets                                   375,879   302,868
                                                      ----------  --------




Property and Equipment:
Land, buildings and improvements                          13,841    76,216
Data processing equipment and furniture                  203,189   178,152
                                                      ----------  --------
                                                         217,030   254,368
Less-Accumulated depreciation                            132,792   126,473
                                                      ----------  --------
                                                          84,238   127,895
                                                      ----------  --------

Goodwill                                                 331,438   121,741
                                                      ----------  --------
Purchased Data Files                                      85,621    78,081
                                                      ----------  --------
Other                                                    143,998   100,616
                                                      ----------  --------
                                                      $1,021,174  $731,201
                                                      ==========  ========




The accompanying notes are an integral part of these balance sheets.

(In thousands, except par value)
- ------------------------------------------------------------------------------
December 31                                                   1994      1993
- ------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Short-term debt and current maturities of long-term debt    $ 63,713  $  1,637
Accounts payable                                              53,561    38,726
Accrued salaries and bonuses                                  29,410    26,571
Income taxes payable                                          21,204     9,087
Other current liabilities                                    132,158    77,763
                                                            --------  --------
  Total current liabilities                                  300,046   153,784
                                                            --------  --------
Long-Term Debt, Less Current Maturities                      211,967   200,070
                                                             -------   -------
Postretirement Benefit Obligation                             83,029    81,639
                                                              ------    ------
Other Long-Term Liabilities                                   64,273    41,677
                                                              ------    ------
Commitments and Contingencies (Notes 3 and 8)

Shareholders' Equity:

Common stock, $2.50 par value; shares
  authorized - 125,000; issued - 83,389 in 1994
  and 82,622 in 1993; outstanding - 75,895 in
  1994 and 74,809 in 1993                                    208,471   206,554
Paid-in capital                                              145,859   108,807
Retained earnings                                            175,894   102,709
Cumulative foreign currency translation adjustment           (13,386)  (10,077)
Treasury stock, at cost, 4,094 shares in 1994
  and 4,712 shares in 1993 (Note 6)                          (87,975)  (92,870)
Stock held by employee benefits trusts, at cost,
  3,400 shares in 1994 and 3,100 shares in 1993 (Note 6)     (67,004)  (61,092)
                                                            --------   -------
  Total shareholders' equity                                 361,859   254,031
                                                            --------   -------
                                                          $1,021,174  $731,201
                                                          ==========  ========

CONSOLIDATED STATEMENTS OF INCOME

EQUIFAX INC.

(In thousands, except per share amounts)
- ----------------------------------------------------------------------------------
Year Ended December 31                                1994        1993        1992
- ----------------------------------------------  ----------  ----------  ----------
Operating revenue                               $1,421,996  $1,217,217  $1,134,333
                                                ----------  ----------  ----------
Costs and expenses:
Costs of services                                  905,307     780,429     733,703
Selling, general and administrative expenses       302,582     269,321     259,292
Provision for lottery contract dispute and
    litigation (Note 3)                                 --      48,438          --
                                                ----------  ----------  ----------
    Total costs and expenses                     1,207,889   1,098,188     992,995
                                                ----------  ----------  ----------
Operating income                                   214,107     119,029     141,338
Other income, net                                    8,994       3,890       7,482
Interest expense                                    15,624      10,923       4,029
                                                ----------  ----------  ----------
Income before income taxes                         207,477     111,996     144,791
Provision for income taxes                          87,131      48,481      59,445
                                                ----------  ----------  ----------
Net income                                      $  120,346  $   63,515  $   85,346
                                                ==========  ==========  ==========
Weighted average common shares outstanding          74,304      75,057      81,959
                                                ==========  ==========  ==========
Per common share:
    Net income                                       $1.62       $0.85       $1.04
                                                ==========  ==========  ==========
    Dividends                                       $0.605       $0.56       $0.52
                                                ==========  ==========  ==========



The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

EQUIFAX INC.

(In thousands)
- -------------------------------------------------------------------------------------------
Year Ended December 31                                          1994        1993        1992
- --------------------------------------------------------------------------------------------
Common Stock:
Balance at beginning of year                                $206,554   $ 205,821   $ 205,367
Shares issued under stock plans                                1,917         733         454
                                                            --------   ---------   ---------
Balance at end of year                                      $208,471   $ 206,554   $ 205,821
                                                            ========   =========   =========

Paid-In Capital:
Balance at beginning of year                                $108,807   $ 104,262   $ 102,279
Shares issued under stock plans                               12,930       4,545       1,983
Adjustment for treasury stock reissued for acquisitions       20,267          --          --
Other                                                          3,855          --          --
                                                            --------   ---------   ---------
Balance at end of year                                      $145,859   $ 108,807   $ 104,262
                                                            ========   =========   =========

Retained Earnings:
Balance at beginning of year                                $102,709   $  81,235   $  38,659
Net income                                                   120,346      63,515      85,346
Cash dividends                                               (47,161)    (42,041)    (42,770)
                                                            --------   ---------   ---------
Balance at end of year                                      $175,894   $ 102,709   $  81,235
                                                            ========   =========   =========

Cumulative Foreign Currency Translation Adjustment:
Balance at beginning of year                                $(10,077)  $  (6,349)  $   4,009
Adjustment during year                                        (3,309)     (3,728)    (10,358)
                                                            --------   ---------   ---------
Balance at end of year                                      $(13,386)  $ (10,077)  $  (6,349)
                                                            ========   =========   =========

Treasury Stock:
Balance at beginning of year                                $(92,870)  $(126,979)  $      --
Cost of shares repurchased                                   (57,985)    (26,983)   (126,979)
Cost of shares transferred to employee benefits trusts         5,912      61,092          --
Cost of shares reissued for acquisitions                      56,968          --          --
                                                            --------   ---------   ---------
Balance at end of year                                      $(87,975)  $ (92,870)  $(126,979)
                                                            ========   =========   =========

Stock Held By Employee Benefits Trusts:
Balance at beginning of year                                $(61,092)  $      --   $      --
Cost of shares transferred from treasury stock                (5,912)    (61,092)         --
                                                            --------   ---------   ---------
Balance at end of year                                      $(67,004)  $ (61,092)  $      --
                                                            ========   =========   =========


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

EQUIFAX INC.

(In thousands)
- ----------------------------------------------------------------------------------------------------------------
Year Ended December 31                                                            1994        1993        1992
- ----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                 $ 120,346   $  63,515   $  85,346
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                               66,496      54,924      53,823
    Provision for lottery contract dispute and litigation                           --      48,438          --
    Changes in assets and liabilities, excluding effects of acquisitions:
      Accounts receivable, net                                                 (28,018)    (25,077)      9,331
      Current liabilities, excluding debt                                       23,972      16,324      (8,628)
      Other current assets                                                      (5,035)      1,847      (4,717)
      Deferred income taxes                                                    (15,725)    (24,361)     (1,133)
      Other long-term liabilities, excluding debt                                  569         445        (140)
                                                                             ---------   ---------   ---------
Net cash provided by operating activities                                      162,605     136,055     133,882
                                                                             ---------   ---------   ---------

Cash flows from investing activities:
  Additions to property and equipment                                          (20,173)    (39,757)    (34,640)
  Acquisitions, net of cash acquired                                          (144,528)    (23,784)    (22,927)
  Additions to other assets, net                                               (12,163)    (14,616)    (16,857)
  Investments in unconsolidated affiliates                                     (15,303)         --      (4,919)
  Proceeds from sale of land and buildings                                      57,079          --          --
  Change in short-term investments                                                  --       3,357      (3,357)
                                                                             ---------   ---------   ---------
Net cash used by investing activities                                         (135,088)    (74,800)    (82,700)
                                                                             ---------   ---------   ---------

Cash flows from financing activities:
  Net short-term borrowings                                                     62,227          --          --
  Proceeds from issuance of long-term debt                                          --     198,980     126,173
  Payments on debt                                                              (2,375)   (191,209)    (26,234)
  Treasury stock purchases                                                     (57,985)    (26,983)   (126,979)
  Dividends paid                                                               (47,161)    (42,041)    (42,770)
  Proceeds from exercise of stock options                                       11,786       3,481       1,558
  Other                                                                          3,855          --          --
                                                                             ---------   ---------   ---------
Net cash used by financing activities                                          (29,653)    (57,772)    (68,252)
                                                                             ---------   ---------   ---------
Effect of foreign currency exchange rates on cash                               (4,059)     (1,865)     (4,093)
                                                                             ---------   ---------   ---------
Net cash provided (used)                                                        (6,195)      1,618     (21,163)
Cash and cash equivalents, beginning of year                                    85,604      83,986     105,149
                                                                             ---------   ---------   ---------
Cash and cash equivalents, end of year                                       $  79,409   $  85,604   $  83,986
                                                                             =========   =========   =========


The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the current year presentation.

PROPERTY AND EQUIPMENT. The cost of property and equipment is depreciated primarily on the straight-line basis over estimated asset lives of 30 to 50 years for buildings; useful lives, not to exceed lease terms, for leasehold improvements; three to five years for data processing equipment and eight to 20 years for furniture.

GOODWILL. Goodwill is amortized on a straight-line basis primarily over 40 years. Amortization expense was $7,380,000 in 1994, $3,113,000 in 1993 and $2,807,000 in 1992. As of December 31, 1994 and 1993, accumulated amortization was $23,750,000 and $16,570,000, respectively. The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of goodwill may warrant revision or may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted net cash flows of the related business over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

PURCHASED DATA FILES. Purchased data files are amortized on a straight-line basis primarily over 15 years. Amortization expense was $11,331,000 in 1994, $9,674,000 in 1993, and $7,770,000 in 1992. As of December 31, 1994 and 1993,
accumulated amortization was $52,293,000 and $44,778,000, respectively.

OTHER ASSETS. Other assets at December 31, 1994 and 1993 consist of the following:

(In thousands)                                1994      1993
- --------------------------------------------------------------
Purchased software                          $ 39,355  $ 11,026
Deferred systems development costs            30,710    28,812
Investments in unconsolidated affiliates      26,876    16,107
CSC contract costs                            10,439    13,328
Deferred income tax assets                     9,286    15,781
Other                                         27,332    15,562
                                            --------  --------
                                            $143,998  $100,616
                                            ========  ========

Purchased software and deferred systems development costs are being amortized on a straight-line basis over five to ten years. CSC contract costs are amortized over ten years. Amortization expense was $18,138,000 in 1994, $13,593,000 in 1993, and $11,983,000 in 1992. As of December 31, 1994 and 1993, accumulated amortization was $70,055,000 and $56,875,000, respectively.

FOREIGN CURRENCY TRANSLATION. The assets and liabilities of foreign subsidiaries are translated at the year-end rate of exchange, and income statement items are translated at the average rates prevailing during the year. The resulting translation adjustment is recorded as a component of shareholders' equity. Exchange gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of shareholders' equity. Other foreign currency translation gains and losses, which are not material, are recorded in the consolidated statements of income.

CONSOLIDATED STATEMENTS OF CASH FLOWS. The Company considers cash equivalents to be short-term cash investments with original maturities of three months or less.

Cash paid for income taxes and interest is as follows:

(In thousands)                            1994     1993     1992
- ------------------------------------------------------------------
Income taxes, net of amounts refunded    $91,643  $62,666  $66,597
Interest                                  14,604   10,846    3,692

In 1994, 1993 and 1992, the Company acquired various businesses that were accounted for as purchases (Note 2). In conjunction with these transactions, liabilities were assumed as follows:

(In thousands)                                          1994     1993     1992
- --------------------------------------------------------------------------------
Fair value of assets acquired                         $330,898  $32,484  $28,043
Cash paid for acquisitions                             153,143   26,949   26,137
Value of treasury shares reissued for acquisitions      77,235        -        -
Notes and deferred payments                             16,974      400        -
                                                      --------  -------  -------
Liabilities assumed                                   $ 83,546  $ 5,135  $ 1,906
                                                      ========  =======  =======

FINANCIAL INSTRUMENTS. The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and short-term and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair value due to their short maturity. As of December 31, 1994, the fair value of the Company's long-term debt (determined primarily by broker quotes) was $192,094,000, compared to its carrying value of $214,127,000. During 1994, the Company did not hold any derivative financial instruments.


2.  ACQUISITIONS AND INVESTMENTS IN UNCONSOLIDATED AFFILIATES

During 1994, 1993 and 1992, the Company acquired or made equity investments in the following businesses:

                                                                               Percentage
Business                                     Date Acquired   Industry Segment   Ownership
- -------------------------------------------  --------------  ----------------  -----------
Osborn Laboratories, Inc.                     November 1994         Insurance       100.0%
UAPT - Infolink plc                            October 1994     International       100.0%
Electronic Tabulating Services               September 1994           General       100.0%
DICOM S.A. (Chile)                              August 1994     International        25.0%
Canadian Bonded Credits                         August 1994     International       100.0%
FBS Software (First Bankcard
  Systems, Inc.)                                  July 1994  Payment Services       100.0%
First Security Processing Services                July 1994  Payment Services       100.0%
Organizacion Veraz (Argentina)                     May 1994     International        33.3%
ASNEF - Equifax Servicios
  de Informacion de Credito, S.L. (Spain)          May 1994     International        49.0%
HealthChex                                         May 1994           General       100.0%
Programming Resources Company                    April 1994         Insurance       100.0%
Transax plc                                      April 1994     International      50.1%*



Charlotte Credit Bureau                       February 1994            Credit       100.0%
Cooperative Healthcare Networks                January 1994           General       100.0%
Newbridge, Inc. Insurance Services             October 1993           General       100.0%
Credit Bureau of Ocala Inc.                  September 1993            Credit       100.0%
Integratec, Inc.                                August 1993            Credit       100.0%
Transax plc                                   November 1992     International        20.0%
Health Economics Corporation                   October 1992           General       100.0%

*Increased from the 20 percent ownership position acquired in 1992.

The 1994 acquisitions of greater than 50 percent ownership were accounted for as purchases and had an aggregate purchase price of $247,352,000, with $212,765,000 allocated to goodwill, $19,987,000, to purchased data files, and $37,883,000 to other assets (primarily purchased software). Their results of operation have been included in the consolidated statements of income from the dates of acquisition. They were purchased using a combination of cash totaling $153,143,000, notes and deferred payments of $16,974,000, and the reissuance of treasury shares with a market value of $77,235,000. Additional consideration may be paid for certain acquisitions based on their future operating performance and guarantees made by the Company related to the value to be realized by certain sellers upon their disposition of treasury shares received.

The 1994 acquisitions of less than 50 percent ownership interests are accounted for under the equity method and had an aggregate purchase price of $15,303,000. They were purchased with cash and recorded as other assets.

The following unaudited pro forma information has been prepared as if the 1994 acquisitions had occurred on January 1, 1993. The information is based on historical results of the separate companies and may not necessarily be indicative of the results that could have been achieved or of results which may occur in the future. The pro forma information includes the expense for amortization of goodwill and other intangible assets resulting from these transactions and interest expense related to financing costs, but does not reflect significant synergies and operating cost reductions that are anticipated to be achieved from the combined operations.

(In thousands, except per share amounts)       1994        1993
- ------------------------------------------------------------------
Revenue                                     $1,514,186  $1,375,467
Net income                                     119,364      57,393
Net income per common share                       1.57         .74

The 1993 acquisitions, which were accounted for as purchases, had an aggregate purchase price of $27,349,000, of which $14,002,000 was allocated to goodwill and $5,007,000 to purchased data files. Their results of operations have been included in the consolidated statements of income from the dates of acquisition and were not material to the results of operations of the Company.

In addition to Health Economics Corporation, the Company also acquired several local credit bureaus during 1992. The aggregate purchase price of these acquisitions, which were accounted for as purchases, was $26,137,000 and resulted in $6,867,000 of goodwill. The November 1992 initial 20 percent investment in Transax plc totaled $4,919,000 and was accounted for under the equity method until April 1994, when an additional 30.1 percent interest was acquired.

3.  LOTTERY CONTRACT DISPUTE AND LITIGATION

High Integrity Systems, Inc. (HISI), a Company subsidiary, entered into a contract in July 1992 to provide lottery services to the state of California. Under this contract, HISI agreed to provide a system to automate the processing of instant lottery tickets and a system to sell on-line game tickets through 10,000 low-volume terminals.

On April 26, 1993, the California State Lottery (CSL) filed suit against HISI in Superior Court, Sacramento County, California, and on May 7, 1993, the CSL filed its first amended complaint naming Equifax Inc., et al. and Federal Insurance Company as additional defendants. The CSL is seeking unspecified damages for alleged breach of contract and injunctive relief and is asserting a claim against Federal Insurance Company for $18.5 million, which represents the face amount of a performance bond delivered to the CSL in July 1992 on behalf of HISI.

On May 7, 1993, HISI filed a cross-complaint against the CSL seeking compensatory and general damages in an amount not less than $65 million and special and consequential damages in an amount not less than $100 million.

The Company believes HISI has a meritorious cross-complaint against the CSL for wrongfully terminating the contract. The Company further believes that it has well-founded and solid defenses against the CSL's claims. However, there can be no assurance that the Company will succeed in its defense and cross-complaint against the CSL. A revised litigation schedule has been approved by the Court, including a tentative trial date in October 1995. Substantial discovery activity has been undertaken by the Company and is continuing.

In September 1993, the Company recorded a provision of $48,438,000 ($30,939,000 after tax, or $.41 per share) related to the lottery contract to write down data processing equipment and other assets to their estimated net realizable value and to accrue for estimated costs related to litigation with the CSL. In management's opinion, this provision is adequate and the ultimate resolution of the CSL litigation will not have a materially adverse impact on the Company's financial position or results of operations.


4.  LONG-TERM DEBT AND SHORT TERM BORROWINGS

Long-term debt at December 31, 1994 and 1993 is as follows:

(In thousands)                                          1994      1993
- ------------------------------------------------------------------------
Senior Notes, 6 1/2%, due 2003, net of unamortized
  discount of $867 in 1994 and $969 in 1993           $199,133  $199,031
Other                                                   14,994     2,676
                                                      --------  --------
                                                       214,127   201,707
Less current maturities                                  2,160     1,637
                                                      --------  --------
                                                      $211,967  $200,070
                                                      ========  ========

The Company has available a committed $450 million revolving credit facility. Under the agreement, interest on borrowings is based on the prime rate, federal funds rate and LIBOR. The agreement also contains certain financial covenants related to interest coverage, funded debt to cash flow, total liabilities to net worth and tangible net worth.

Scheduled maturities of long-term debt during the five years subsequent to December 31, 1994 are as follows: $2,160,000 in 1995, $12,583,000 in 1996,
$185,000 in 1997, and $66,000 in 1998.

Short-term borrowings at December 31, 1994 consist of $61,553,000 in notes payable to banks and have a weighted average interest rate of 6.13%.


5.  INCOME TAXES

The Company records deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities.

The provision for income taxes consists of the following:

(In thousands)                                       1994       1993       1992
- -------------------------------------------------  ---------  ---------  ---------
Current:
   Federal                                         $ 75,736   $ 54,373   $ 37,048
   State                                             13,904      9,193      7,594
   Foreign                                           10,713      9,670      9,831
                                                   --------   --------   --------
                                                    100,353     73,236     54,473
                                                   ========   ========   ========

Deferred:
   Federal                                          (10,774)   (22,935)     4,335
   State                                             (1,437)    (1,920)     1,073
   Foreign                                           (1,011)       100       (436)
                                                    (13,222)   (24,755)     4,972
                                                   --------   --------   --------
   Total                                           $ 87,131   $ 48,481   $ 59,445
                                                   ========   ========   ========


The provision for income taxes is based upon income before income taxes as follows:


(In thousands)                                       1994       1993       1992
- -------------------------------------------------  ---------  ---------  ---------
United States                                      $191,332   $ 92,593   $125,337
Foreign                                              16,145     19,403     19,454
                                                   --------   --------   --------
                                                   $207,477   $111,996   $144,791
                                                   ========   ========   ========



The provision for income taxes is reconciled with the federal statutory rate as follows:


(Dollars In thousands)                                1994       1993       1992
- -------------------------------------------------  ---------  ---------  ---------
Federal statutory rate                                 35.0%      35.0%      34.0%
                                                   ========   ========   ========

Provision computed at federal statutory rate       $ 72,617   $ 39,199   $ 49,229
State and local taxes, net of federal tax
  benefit                                             8,104      4,728      5,720
Other                                                 6,410      4,554      4,496
                                                   --------   --------   --------
                                                   $ 87,131   $ 48,481   $ 59,445
                                                   ========   ========   ========

Components of the Company's deferred income tax assets and liabilities at December 31, 1994 and 1993 are as follows:

(In thousands)                                                1994       1993
- ----------------------------------------------------------  ---------  ---------
Deferred income tax assets:
   Postretirement benefits                                  $ 34,082   $ 33,534
   Reserves and accrued expenses                              30,850      8,808
   Provision for lottery contract dispute and litigation      17,499     17,499
   Employee compensation programs                             10,737      9,252
   Other                                                       8,615      5,279
                                                            --------   --------
                                                             101,783     74,372
                                                            --------   --------

Deferred income tax liabilities:
   Data files and other assets                               (48,062)   (33,013)
   Depreciation                                               (5,034)    (7,409)
   Pension expense                                            (4,216)    (1,511)
   Safe harbor lease agreements                               (4,602)    (5,545)
   Other                                                     (11,156)    (7,698)
                                                            --------   --------
                                                             (73,070)   (55,176)
                                                            --------   --------
Net deferred income tax asset                               $ 28,713   $ 19,196
                                                            ========   ========

The Company's deferred income tax assets and liabilities at December 31, 1994 and 1993 are included in the balance sheet as follows:

(In thousands)                                                1994      1993
- -------------------------------                            --------  --------
Deferred income tax assets                                 $26,472   $ 9,870
Other assets                                                 9,286    15,781
Other long-term liabilities                                 (7,045)   (6,455)
                                                           -------   -------
Net deferred income tax asset                              $28,713   $19,196
                                                           =======   =======

Accumulated undistributed retained earnings of Canadian subsidiaries amounted to approximately $91,832,000 at December 31, 1994. No provision for Canadian withholding taxes or United States federal income taxes is made on foreign earnings because they are considered by management to be permanently invested in those subsidiaries and, under the tax laws, are not subject to such taxes until distributed as dividends. If the earnings were not considered permanently invested, approximately $9,183,000 of deferred income taxes would have been provided. Such taxes, if ultimately paid, may be recoverable as foreign tax credits in the United States.


6.  SHAREHOLDER'S EQUITY

TREASURY SHARES. During 1994 and 1993, the Company repurchased 2,390,000 and 1,259,000 of its own common shares through open market transactions at an aggregate cost of $57,985,000 and $26,983,000, respectively. In December 1992, 6,553,000 shares were repurchased under a self-tender offer at an aggregate cost of $126,979,000. During 1994, the Company reissued 2,709,000 treasury shares in connection with four acquisitions (Note 2).

In April 1993, the Company established the Equifax Inc. Employee Stock Benefits Trust to fund various employee benefit plans and compensation programs. In November 1993, the Company transferred

3,100,000 treasury shares to the Trust. During the first quarter of 1994, the Company transferred 300,000 treasury shares to another employee benefits trust. Shares held by the trusts are not considered outstanding for earnings per share calculations until released to the employee benefit plans or programs. No shares had been released from either trust as of December 31, 1994.

STOCK OPTIONS. The Company's shareholders have approved several stock option plans which provide that qualified and nonqualified options may be granted to officers and key employees at exercise prices not less than market value on the date of grant. Grants in 1993 include 1,061,600 options awarded under the EquiShares Employee Stock Option Grant, a program which included essentially all full-time salaried employees. Options are generally exercisable for five to ten years from grant date, subject to any vesting provisions. Certain of the plans also provide for awards of restricted shares of the Company's common stock.

A summary of changes in outstanding options is as follows:

(In thousands)                 1994    1993    1992
- ----------------------------  ------  ------  ------
Balance, beginning of year    3,135   1,805   1,372
 Granted                        688   1,851     710
 Canceled                      (177)   (276)   (108)
 Exercised                     (709)   (245)   (169)
                              -----   -----
Balance, end of year          2,937   3,135   1,805
                              =====   =====   =====
Exercisable, end of year      1,335     761     621
                              =====   =====   =====

Other information related to stock options is as follows:

(In thousands)                            1994           1993           1992
- ------------------------------------  -------------  -------------  -------------
Price range of outstanding options    $ 9.87-$30.00  $ 9.87-$24.63  $ 9.87-$18.88
Price range of exercised options      $11.48-$24.63  $11.44-$19.88  $10.38-$14.38
Average exercise price                       $18.49         $16.58         $11.24

Stock options outstanding at December 31, 1994 expire at various dates through 2004. At December 31, 1994, there were 3,769,393 shares available for future option grants and restricted stock awards.

PERFORMANCE SHARE PLAN. The Company has a performance share plan for certain key officers which provides for distribution of the Company's common stock at the end of three-year measurement periods based upon the growth in earnings per share and certain other criteria. Recipients may elect to receive up to 50 percent of their distribution in cash. The total expense under the plan was $3,987,000 in 1994, $5,732,000 in 1993, and $5,233,000 in 1992. At December 31,
1994, 550,045 shares of common stock were available for future awards under the plan.


7.  EMPLOYEE BENEFITS

The Company and its subsidiaries have non-contributory qualified retirement plans covering most salaried employees, including certain employees in Canada. Under the plans, retirement benefits are primarily a function of years of service and the level of compensation during the final years of employment. Total pension expense for all qualified plans was $7,143,000 in 1994, $7,833,000 in 1993 and $6,190,000 in 1992.

U.S. RETIREMENT PLAN. The following table sets forth the U.S. plan's funded status at December 31, 1994 and 1993:

(In thousands)                                                    1994       1993
- --------------------------------------------------------------  ---------  ---------
Accumulated plan benefits:
 Vested benefits                                                $281,468   $279,116
 Nonvested benefits                                               11,302      8,950
                                                                --------   --------
                                                                 292,770    288,066
Effect of projected future compensation levels                    21,249     35,743
                                                                --------   --------
Projected benefit obligation                                     314,019    323,809
Plan assets at fair value                                        285,312    294,318
                                                                --------   --------
Projected benefit obligation in excess of plan assets            (28,707)   (29,491)
Unrecognized net losses                                           20,233     15,967
Prior service cost not yet recognized in period pension cost       8,125      9,762
Net asset at transition being amortized through 1996                (994)    (1,461)
Adjustment to recognize minimum liability                         (6,115)         -
                                                                --------   --------
Accrued pension liability                                       $ (7,458)  $ (5,223)
                                                                ========   ========

The plan's assets consist primarily of listed common stocks, fixed income obligations and guaranteed investment contracts. At December 31, 1994, the plan's assets included 194,493 shares of the Company's common stock with a market value of approximately $5,130,000.

Pension expense for the plan includes the following components:

(In thousands)                                                                       1994       1993       1992
- ---------------------------------------------------------------------------------  ---------  ---------  ---------
Service cost                                                                       $  7,694   $  6,048   $  5,885
Interest cost on projected benefit obligation                                        24,058     24,096     22,629
Actual return on plan assets                                                         (2,064)   (36,863)   (11,904)
Net amortization and deferrals                                                      (23,168)    14,235    (10,687)
                                                                                   --------   --------   --------
Pension expense                                                                    $  6,520   $  7,516   $  5,923
                                                                                   ========   ========   ========

Assumptions used in the accounting for the U.S. Retirement Plan are as follows:

                                                                                       1994       1993       1992
                                                                                   --------   --------   --------
Discount rate used to determine projected
 benefit obligation at December 31                                                     8.75%       7.5%       8.5%
Rate of increase in future compensation levels                                          5.0%       5.0%       5.0%
Expected long-term rate of return on plan assets                                        9.0%       9.0%       9.0%

CANADIAN RETIREMENT PLAN. The Company's Canadian subsidiaries also have a retirement plan that covers approximately 1,000 employees. The plan's assets consist primarily of fixed income obligations and equity securities, and their aggregate fair market value approximates the projected benefit obligation at December 31, 1994.

SUPPLEMENTAL RETIREMENT PLAN. The Company maintains a supplemental executive retirement program for certain key employees. The plan, which is unfunded, provides supplemental retirement payments based on salary and years of service. The expense for this plan was $2,609,000 in 1994, $2,205,000 in 1993, $2,162,000 in 1992. The accrued liability for this plan at December 31, 1994 and 1993 was $13,213,000 and $10,327,000, respectively, and is included in other long-term liabilities in the accompanying balance sheets.

EMPLOYEE THRIFT PLAN. The Company's thrift plan provides for annual contributions, within specified ranges, determined at the discretion of the Board of Directors for the benefit of eligible employees in the form of cash or shares of the Company's common stock. Expense for this plan was $4,739,000 in 1994, $4,286,000 in 1993 and $4,343,000 in 1992.

POSTRETIREMENT BENEFITS. The Company provides certain health care and life insurance benefits for eligible retired employees. Health care benefits are provided through a trust, while life insurance benefits are provided through an insurance company. Substantially all of the Company's U.S. employees may become eligible for these benefits if they reach normal retirement age while working for the Company and satisfy certain years of service requirements. The Company accrues the cost of providing postretirement benefits for medical and life insurance coverage over the active service period of the employee.

The following table presents a reconciliation of the plan's status at December 31, 1994 and 1993:

(In thousands)                                                                     1994       1993
- -------------------------------------------------------------------------------  ---------  ---------
Accumulated postretirement benefit obligation:
 Retirees                                                                          $ 63,349   $ 66,159
 Fully eligible active plan participants                                              6,467      7,855
 Other active participants                                                            6,856      7,765
                                                                                   --------   --------
                                                                                     76,672     81,779
Plan assets at fair value                                                                 -          -
                                                                                   --------   --------
Accumulated benefit obligation in excess of plan assets                             (76,672)   (81,779)
Unrecognized prior service credit due to plan amendments                            (13,417)   (17,256)
Unrecognized net losses                                                               3,994     14,120
                                                                                   --------   --------
                                                                                    (86,095)   (84,915)
 Less:  Current portion                                                              (3,066)    (3,276)
                                                                                   --------   --------
Accrued postretirement benefit obligation                                          $(83,029)  $(81,639)
                                                                                   ========   ========

Net periodic postretirement benefit expense includes the following components:

(In thousands)                                                        1994       1993       1992
- -------------------------------------------------------------------  -------   --------   --------
Service cost                                                         $ 2,264   $  1,770   $  1,829
Interest cost on accumulated benefit obligation                        5,908      5,724      5,526
Amortization of prior service credit                                  (3,839)    (4,337)    (4,333)
Amortization of losses                                                   656          -          -
                                                                     -------   --------   --------
Net periodic postretirement benefit expense                          $ 4,989   $  3,157   $  3,022
                                                                     =======   ========   ========


Assumptions used in the computation of postretirement benefit expense and the related obligation are as follows:

                                                                        1994       1993       1992
                                                                       -------   --------   --------
Discount rate used to determine accumulated
 postretirement benefit obligation at December 31                         8.75%       7.5%       8.5%
Initial health care cost trend rate                                       11.0%      11.0%      12.0%
Ultimate health care cost trend rate                                       6.0%       6.0%       7.0%
Year ultimate health care cost trend rate reached                         2005       2005       2005

If the health care cost trend rate were increased 1 percent for all future years, the accumulated postretirement benefit obligation as of December 31, 1994 would have increased
7.3 percent. The effect of such a change on the aggregate of service and interest cost for 1994 would have been an increase of 7.2 percent.

The Company continues to evaluate ways in which it can better manage these benefits and control costs. Any changes in the plan, revisions to assumptions, or changes in the Medicare program that affect the amount of expected future benefits may have a significant effect on the amount of the reported obligation and future annual expense.


8.  COMMITMENTS AND CONTINGENCIES

LEASES. The Company's operating leases involve principally office space and office equipment. Rental expense relating to these leases was $54,274,000 in 1994, $40,798,000 in 1993 and $59,920,000 in 1992. In March 1994, the Company
sold and leased back under operating leases certain land and buildings. The net sales price of $55,100,000 approximated the net book value of the related assets and, accordingly, no gain or loss was recognized.

Future minimum payment obligations for noncancelable operating leases exceeding one year are as follows as of December 31, 1994:

(In thousands)     Amount
- ----------------  --------
1995              $ 44,846
1996                30,938
1997                22,323
1998                17,299
1999                11,857
Thereafter          80,966
                  --------
                  $208,229
                  ========

AGREEMENT WITH COMPUTER SCIENCES CORPORATION. The Company has an agreement with Computer Sciences Corporation (CSC) under which CSC-owned credit bureaus and certain CSC affiliate bureaus utilize the Company's credit database service. CSC and these affiliates retain ownership of their respective credit files and the revenues generated by their credit reporting activity. The Company receives a processing fee for maintaining the database and for each report supplied. The agreement expires in 1998, is renewable at the option of CSC for successive ten-year periods, and provides CSC with an option to sell its collection and credit reporting businesses to the Company. The option is currently exercisable and expires in 2013. In the event CSC does not exercise its option to sell and does not renew the agreement, or if there is a change in control of CSC, the Company has the option to purchase CSC's collection and credit reporting businesses.
The option price is determined, for all purposes, in accordance with the following schedule: on or before July 31, 1995, at the higher of $365 million or a price determined by certain financial formulas; after July 31, 1995 until July 31, 1998, at the price determined by such financial formulas; and after July 31, 1998, at appraised value.

DATA PROCESSING SERVICES AGREEMENT. In April 1993, the Company outsourced a portion of its computer data processing operations and related functions to Integrated Systems Solutions Corporation (ISSC), a subsidiary of IBM. Under the terms of the agreement, the Company will pay ISSC an estimated $650 million over the ten-year term of the agreement, although this amount could be more or less depending upon various factors, such as the inflation rate, the introduction of significant new technologies or changes in the Company's data processing needs as a result of acquisitions or divestitures. Under certain circumstances (e.g., a change in control of the Company), the Company may cancel the ISSC agreement; however, the agreement provides that the Company must pay a significant penalty in the event of such a cancellation.

EMPLOYMENT AGREEMENTS. The Company has employment agreements with ten of its officers which provide certain severance pay and benefits in the event of a "change in control" of the Company, which is defined as the acquisition of more than 50 percent of the Company's outstanding common stock by an entity or a concerted group of entities. In the event of a "change in control," the Company's performance share plan provides that all shares designated for future distribution will become fully vested and payable, subject to the achievement of certain levels of growth in earnings per share. At December 31, 1994, the maximum contingent liability under the agreements and plan was approximately $17,900,000.

LITIGATION. In addition to the CSL litigation (Note 3), a number of lawsuits seeking damages are brought against the Company each year, largely as a result of reports issued by the Company. The Company provides for estimated legal fees and settlements relating to pending lawsuits. In the opinion of management, the ultimate resolution of these matters will not have a materially adverse effect on the Company's financial position, liquidity or results of operations.

9.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly operating revenue and operating income by industry segment and other summarized quarterly financial data for 1994 and 1993 are as follows (in thousands, except per share amounts):

1994:                                              First     Second      Third     Fourth
- -----------------------------------------------  ---------  ---------  ---------  ---------
Revenue:
 Credit Information Services                     $110,185   $110,358   $112,878   $112,216
 Payment Services                                  50,557     56,184     62,599     77,257
 Insurance Information Services                   106,978    114,142    113,603    118,686
 International Operations                          22,458     32,736     37,563     50,614
 General Information Services                      29,181     29,267     32,644     41,890
                                                 --------   --------   --------   --------
                                                 $319,359   $342,687   $359,287   $400,663
                                                 ========   ========   ========   ========

Operating income (loss):
 Credit Information Services                     $ 36,665   $ 36,320   $ 39,742   $ 34,372
 Payment Services                                   9,844     13,631     13,913     20,072
 Insurance Information Services                     3,517      6,068      5,569      3,350
 International Operations                           3,349      5,362      4,169      3,578
 General Information Services                      (1,220)    (2,647)    (1,174)     8,833
                                                 --------   --------   --------   --------
   Operating Contribution                          52,155     58,734     62,219     70,205
 General Corporate Expense                         (8,214)    (7,865)    (6,640)    (6,487)
                                                 --------   --------   --------   --------
                                                 $ 43,941   $ 50,869   $ 55,579   $ 63,718
                                                 ========   ========   ========   ========

Income before income taxes                       $ 41,541   $ 49,088   $ 53,724   $ 63,124
                                                 ========   ========   ========   ========

Net income                                       $ 24,302   $ 28,716   $ 30,956   $ 36,372
                                                 ========   ========   ========   ========

Net income per common share                         $0.33      $0.39      $0.42      $0.48
                                                 ========   ========   ========   ========

1993:                                               First     Second      Third     Fourth
- -----------------------------------------------  --------   --------   --------   --------
Revenue:
 Credit Information Services                     $ 86,685   $ 94,093   $107,787   $110,535
 Payment Services                                  45,633     50,494     51,960     62,329
 Insurance Information Services                    96,763    100,751    100,023     98,982
 International Operations                          22,518     26,161     24,104     24,513
 General Information Services                      24,274     26,986     27,913     34,713
                                                 --------   --------   --------   --------
                                                 $275,873   $298,485   $311,787   $331,072
                                                 ========   ========   ========   ========

Operating income (loss):
 Credit Information Services                     $ 28,353   $ 31,384   $ 37,244   $ 33,072
 Payment Services                                   9,777     12,368     12,180     17,585
 Insurance Information Services                     2,601      2,655       (280)       561
 International Operations                           3,123      5,497      4,163      5,273
 General Information Services                      (4,219)    (4,799)   (49,621)*    1,674
                                                 --------   --------   --------   --------
   Operating Contribution                          39,635     47,105      3,686     58,165
 General Corporate Expense                         (8,384)    (6,282)    (6,886)    (8,010)
                                                 --------   --------   --------   --------
                                                 $ 31,251   $ 40,823   $ (3,200)* $ 50,155
                                                 ========   ========   ========   ========



Income (loss) before income taxes      $30,610   $ 39,278   $ (5,766)*  $ 47,874
                                       =======   ========   ========    ========

Net income (loss)                      $18,118   $ 23,249   $ (6,458)*  $ 28,606
                                       =======   ========   ========    ========

Net Income (loss) per common share       $0.24      $0.31     $(0.09)*  $   0.38
                                       =======   ========   ========    ========

*Includes a provision for lottery contract dispute and litigation of $48,438 pretax, or $30,939 after tax ($.41 per share).


10.   INDUSTRY SEGMENT INFORMATION


Industry segment information is as follows:

                                                           1994                     1993                         1992
                                               ------------------------  -----------------------------   ------------------------
(Dollars in thousands)                           Amount     % of Total     Amount           % of Total     Amount      % of Total
- ---------------------------------------------  -----------  -----------  -----------       ------------  -----------  ------------

Operating revenue:
Credit Information Services                    $  445,637           31%  $  399,100                33%   $  341,989           30%
Payment Services                                  246,597           17%     210,416                17%      195,501           17%
Insurance Information Services                    453,409           32%     396,519                33%      402,276           35%
International Operations                          143,371           10%      97,296                 8%      103,985            9%
General Information Services                      132,982            9%     113,886                 9%       90,582            8%
                                               ----------         ----   ----------          --------    ----------   ----------
                                               $1,421,996          100%  $1,217,217               100%   $1,134,333          100%
                                               ==========         ====   ==========          ========    ==========   ==========

Operating income (loss):
Credit Information Services                    $  147,099           60%  $  130,053                88%   $   93,233           56%
Payment Services                                   57,460           24%      51,910                35%       49,408           30%
Insurance Information Services                     18,504            8%       5,537                 4%       10,990            7%
International Operations                           16,458            7%      18,056                12%       17,704           11%
General Information Services                        3,792            2%     (56,965)*             (38%)      (5,099)          (3%)
                                               ----------         ----   ----------          --------    ----------   ----------
 Operating contribution                           243,313          100%     148,591               100%      166,236          100%
                                                                  ====                       ========                 ==========
General corporate expense                         (29,206)                  (29,562)                        (24,898)
                                               ----------                ----------                      ----------
                                               $  214,107                $  119,029                      $  141,338
                                               ==========                ==========                      ==========

Identifiable assets at
 December 31:
Credit Information Services                    $  260,733           26%  $  270,532                37%     $233,326           33%
Payment Services                                  115,929           11%      70,806                10%       78,994           11%
Insurance Information Services                    171,904           17%      83,390                11%       84,423           12%
International Operations                          293,318           29%     128,027                18%      119,964           17%
General Information Services                      117,566           12%      75,284                10%       98,038           14%
Corporate                                          61,724            6%     103,162                14%       94,137           13%
                                               ----------         ----   ----------          --------    ----------
                                               $1,021,174          100%  $  731,201               100%   $  708,882          100%
                                               ==========         ====   ==========          ========    ==========   ==========

* Includes a provision for lottery contract dispute and litigation of $48,438.

Description of Segments:

CREDIT INFORMATION SERVICES: Consumer credit reporting information; credit card marketing services; risk management and collection services; locate services; fraud detection and prevention services; and mortgage loan origination information.

PAYMENT SERVICES: Check guarantee services; credit and debit card authorization and processing; credit card marketing enhancement; and software products for managing credit card operations.

INSURANCE INFORMATION SERVICES:   Underwriting and claims reporting services;
inspection and loss control services; workers' compensation audits; software for commercial insurers; specimen testing for life and health insurance applicants; and employment evaluation services.

INTERNATIONAL OPERATIONS:   In Canada, consumer and business credit reporting
information; accounts receivable and collection services; underwriting and claims reporting services for insurance companies; and check guarantee services. In Europe (primarily the United Kingdom), credit reporting and marketing services; credit scoring and modeling services; check guarantee services; and auto lien information. In South America, credit information services and commercial, financial and medical information.

GENERAL INFORMATION SERVICES:   Healthcare Information Services includes
electronic claims processing; physician profiling; claims auditing; claims analysis, administration and utilization management; electronic remittance; hospital bill audits; and medical credentials verification. Marketing Services includes research and analysis; custom opinion surveys; and PC-based marketing systems, geodemographic systems and mapping tools.

Notes to Industry Segment Information:
(1) Operating revenue is to unaffiliated customers only.
(2) Operating income is operating revenue less operating costs and expenses, excluding interest expense, other income and income taxes.
(3) Depreciation and amortization by industry segment are as follows:



(In thousands)                     1994     1993     1992
- --------------------------------  -------  -------  -------
Credit Information Services       $26,640  $25,478  $23,050
Payment Services                    4,970    3,230    4,139
Insurance Information Services     10,389    8,077    9,178
International Operations           11,277    5,583    5,921
General Information Services        9,762    7,056    5,770
Corporate                           3,458    5,500    5,765
                                  -------  -------  -------
                                  $66,496  $54,924  $53,823
                                  =======  =======  =======

(4) Capital expenditures by industry segment, excluding property and equipment acquired in acquisitions, are as follows:

(In thousands)                     1994     1993     1992
- --------------------------------  -------  -------  -------
Credit Information Services       $ 5,042  $ 6,082  $ 6,441
Payment Services                    5,059    2,596    2,462
Insurance Information Services      2,095    6,755    3,452
International Operations            3,062    1,267    4,082
General Information Services        3,817   22,541   15,933
Corporate                           1,098      516    2,270
                                  -------  -------  -------
                                  $20,173  $39,757  $34,640
                                  =======  =======  =======

(5) Financial information by geographic area is as follows:

                                           1994                       1993                       1992
                                  ------------------------  -------------------------  -------------------------
(Dollars in thousands)              Amount     % of Total     Amount      % of Total     Amount      % of Total
- --------------------------------  -----------  -----------  -----------  ------------  -----------  ------------
Operating revenue:
United States                     $1,277,196           90%  $1,119,921           92%   $1,030,348           91%
Canada                                78,277            6%      76,285            6%       79,990            7%
Europe                                66,523            5%      21,011            2%       23,995            2%
                                  ----------         ----   ----------          ---    ----------          ---
                                  $1,421,996          100%  $1,217,217          100%   $1,134,333          100%
                                  ==========         ====   ==========          ===    ==========          ===

Operating contribution (loss):
United States                     $  228,280           93%  $  130,995           88%   $  148,532           89%
Canada                                15,476            6%      19,169           13%       19,257           12%
Europe                                  (851)           -       (1,573)          (1%)      (1,553)          (1%)
South America                            408            -            -            -             -            -
                                  ----------         ----   ----------          ---    ----------          ---
                                  $  243,313          100%  $  148,591          100%   $  166,236          100%
                                  ==========         ====   ==========          ===    ==========          ===

Identifiable assets at
 December 31:
United States                     $  723,466           71%  $  603,174           82%   $  588,918           83%
Canada                               109,004           11%     102,559           14%       95,242           13%
Europe                               173,054           17%      25,468            3%       24,722            3%
South America                         15,650            2%           -            -             -            -
                                  ----------         ----   ----------          ---    ----------          ---
                                  $1,021,174          100%  $  731,201          100%   $  708,882          100%
                                  ==========         ====   ==========          ===    ==========          ===


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Equifax Inc.:

We have audited the accompanying consolidated balance sheets of Equifax Inc. (a Georgia corporation) and subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Equifax Inc. and subsidiaries as of December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



                                                       ARTHUR ANDERSEN LLP



Atlanta, Georgia
February 17, 1995

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

 None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 1995, contains, on pages 2 through 5 and 20 thereof, information relating to the Company's Officers, Directors and persons nominated to become Directors. Said information is incorporated herein by reference and made a part hereof. See also information concerning the Company's executive officers in Part I, above.


ITEM 11.  EXECUTIVE COMPENSATION

  The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 1995, contains, on pages 9 through 20 thereof, information relating to executive compensation. Said information is incorporated herein by reference and made a part hereof.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

  The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 1995, contains, on pages 7 and 8, information relating to security ownership of certain beneficial owners and management. Said information is incorporated herein by reference and made a part hereof.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 1995, contains, on pages 5 and 13 thereof, information relating to certain relationships and related transactions. Said information is incorporated herein by reference and made a part hereof.


                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

 The following documents are filed as part of this report:

 (A)1. FINANCIAL STATEMENTS

       . Consolidated Balance Sheets - December 31, 1994 and 1993

       . Consolidated Statements of Income for the Years Ended December 31,
         1994, 1993 and 1992

       . Consolidated Statements of Shareholders' Equity for the Years Ended
         December 31, 1994, 1993 and 1992

       . Consolidated Statements of Cash Flows for the Years Ended December 31,
         1994, 1993 and 1992

       . Notes to Consolidated Financial Statements

(A)2. FINANCIAL STATEMENT SCHEDULES

        All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(A)3.  EXHIBITS

        Articles of Incorporation and By-laws

        . By-Laws (13 pages)

     Instruments Defining the Rights of Security Holders, Including Indentures

        . Loan Agreement, as amended (148 pages)/(1)/

        . Loan Agreement, Second Amendment (4 pages)/(2)/

        . Loan Agreement, Third Amendment (4 pages)/(2)/

        . Loan Agreement, Fourth Amendment (20 pages)/(3)/

        . Loan Agreement, Fifth Amendment (16 pages)/(5)/

        . Portion of Prospectus and Trust Indenture (134 pages)/(4)/

 Material Contracts and Compensation Plans

        . Equifax Inc. 1988 Performance Share Plan for Officers, as amended (14 pages)/(6)/

        . Equifax Inc. Incentive Compensation Plan - Executive Management Group
          (4 pages)/(6)/

        . Equifax Inc. Incentive Compensation Plan - Management Group (3 pages)/(6)/

        . Deferred Bonus Compensation Plan (22 pages)/(6)/

        . Change in Control Agreement (10 pages)/(5)(6)/

        . Executive Employment Agreement, dated August 10, 1987 (13 pages)/(3)//(6)/

        .  Executive Employment Agreement, dated June 22, 1989 (7 pages)/(2)(6)/

        .  Executive Employment Agreement, dated July 1, 1991 (3 pages)/(2)(6)/

        .  Equifax Inc. Omnibus Stock Incentive Plan, as amended (19 pages)/(6)/

        . Equifax Inc. Omnibus Stock Incentive Plan Incentive and Non-Qualified Stock Option Agreements (8 pages)/(1)(6)/

        . Equifax Inc. Omnibus Stock Incentive Plan 1994 Incentive and Non-Qualified Stock Option Agreements (8 pages)/(5)(6)/

        . Equifax Inc. Omnibus Stock Incentive Plan 1995 Incentive and Non-Qualified Stock Option Agreements (8 pages)/(6)/

        . Equifax Inc. Omnibus Stock Incentive Plan 1995 Non-Qualified Stock Option Agreement (4 pages)/(6)/

        . Equifax Inc. Omnibus Stock Incentive Plan Restricted Stock Award Agreement (16 pages)/(2)//(6)/

        . Equifax Inc. Omnibus Stock Incentive Plan 1994 Restricted Stock Award Agreement (4 pages)/(5)(6)/

        . Equifax Inc. Omnibus Stock Incentive Plan 1995 Restricted Stock Award Agreement (3 pages)/(6)/

        . Equifax Inc. Non-Employee Director Stock Option Plan and Agreement (10 pages)/(6)/

        .  Equifax Inc. Supplemental Executive Retirement Plan (24 pages)/(6)/

        . Equifax Inc. Supplemental Executive Retirement Plan Amendments (26 pages)/(5)//(6)/

        . Equifax Inc. Severance Pay Plan for Salaried Employees (18 pages)/(5)(6)/

        .  Agreement For Computerized Credit Reporting Services (204 pages)/(5)/

        . Amendments to Agreement for Computerized Credit Reporting Services and related documents (66 pages)/(2)/

        . Amendment to Agreement for Computerized Credit Reporting Services (8 pages)/(3)/

        . Amendment to Agreement for Computerized Credit Reporting Services (9 pages)/(5)/

        . Amendment to Agreement for Computerized Credit Reporting Services (14 pages)

        .  Computer and network operations agreement (31 pages)/(5)/

        .  Purchase and Lease Agreement (109 pages)/(5)/

        .  Headquarters Facility Lease (77 pages)/(5)/

        .  Participation Agreement (148 pages)/(5)/

        .  Lease Agreement (71 pages)/(5)/

        . Compensation of Directors - The Company's by-laws, which are filed as an exhibit to this Form 10-K Annual Report, describe, on page 4 thereof, under Section III, "Compensation of Directors," the fees paid to Directors of the Company. Said information is hereby incorporated by reference.

        . Life Insurance - Messrs. C. B. Rogers, Jr. and L. A. Ault, III each own a personal life insurance policy in the face amount of $1,000,000 and $2,000,000, respectively. The Company pays the annual premiums on said policies.

Subsidiaries of the Registrant (3 pages)

Consent of Independent Public Accountants to incorporation by reference (1 page)

Financial Data Schedule (1 page)


/(1)/Previously filed as an exhibit on Form 10-K, filed March 29, 1991 and hereby incorporated by reference.

/(2)/Previously filed as an exhibit on Form 10-K, filed March 27, 1992, and hereby incorporated by reference.

/(3)/Previously filed as an exhibit on Form 10-K, filed March 30, 1993, and hereby incorporated by reference.

/(4)/Previously filed as pages 8 through 16 and Exhibit 4.1 on Amendment No. 1 to Form S-3, Registration Statement No. 33-62820, filed June 17, 1993, and hereby incorporated by reference.

/(5)/Previously filed as an exhibit on Form 10-K, filed March 31, 1994, as amended on Form 10-K/A, filed October 14, 1994, and hereby incorporated by reference.

/(6)/Management Contract or Compensatory Plan

Copies of the Company's Form 10-K which are furnished pursuant to the written request of the Company's shareholders do not include the exhibits listed above. Any shareholder desiring copies of one or more such exhibits should write the Secretary of the Company at P.O. Box 4081, Atlanta, Georgia 30302, specifying the exhibit or exhibits and enclosing a check for the amount resulting from multiplying $.50 times the number of pages (as indicated above) of the exhibit(s) requested.


(b)  Reports on Form 8-K

     The Company filed one report on Form 8-K during the fourth quarter of the year ended December 31, 1994.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 EQUIFAX INC.

                                        /s/ T.H. Magis
  Date   March 23, 1995          By  ________________________________
                                     T. H. Magis, Corporate Vice
                                     President, Secretary and General
                                     Counsel


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date   March 24, 1995            /s/ C. B. Rogers, Jr.
                                 __________________________________
                                 C. B. Rogers, Jr., Chairman of the
                                 Board and Chief Executive Officer

Date   March 23, 1995            /s/ D. W. McGlaughlin
                                 __________________________________
                                 D. W. McGlaughlin, President, Chief
                                 Operating Officer and Director

Date   March 23, 1995            /s/ T. F. Chapman
                                 __________________________________
                                 Thomas F. Chapman, Executive Vice
                                 President and Director

Date   March 23, 1995            /s/ D. U. Hallman
                                 __________________________________
                                 D. U. Hallman, Senior Vice
                                 President and Chief Financial
                                 Officer

Date   March 24, 1995            /s/ P. J. Mazzilli
                                 ___________________________________
                                 P. J. Mazzilli, Corporate
                                 Controller
                                 (Principal Accounting Officer)

Date   March 24, 1995            /s/ J. L. Clendenin
                                 ___________________________________
                                 J. L. Clendenin, Director




  Date   March 24, 1995          /s/ Larry Prince
                                 ___________________________________
                                 Larry Prince, Director


  Date   March 24, 1995          /s/ D. Raymond Riddle
                                 ___________________________________
                                 D. Raymond Riddle, Director


  Date   March 24, 1995          /s/  A. W. Dahlberg
                                 ___________________________________
                                 A. W. Dahlberg, Director


  Date   March   , 1995          ___________________________________
                                 L. Phillip Humann, Director


  Date   March   , 1995          ___________________________________
                                 Dr. L. W. Sullivan, Director


  Date   March   , 1995          ___________________________________
                                 Lee A. Ault, III, Director


  Date   March   , 1995          ___________________________________
                                 Dr. Betty L. Siegel, Director


  Date   March   , 1995          ___________________________________
                                 Ron D. Barbaro, Director


  Date   March   , 1995          ___________________________________
                                 J. C. Chartrand, Executive
                                 Vice President and Director

  Date   March 24, 1995          /s/ Tinsley H. Irvin
                                 ___________________________________
                                 Tinsley H. Irvin, Director

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER
- -------

                Articles of Incorporation and By-laws

         3      .  By-Laws

                Instruments Defining the Rights of Security Holders, Including Indentures

         4.1    .  Loan Agreement, as amended/(1)/

         4.2    .  Loan Agreement, Second Amendment/(2)/

         4.3    .  Loan Agreement, Third Amendment/(2)/

         4.4    .  Loan Agreement, Fourth Amendment/(3)/

         4.5    .  Loan Agreement, Fifth Amendment/(5)/

         4.6    .  Portion of Prospectus and Trust Indenture /(4)/

                Material Contracts and Compensation Plans

         10.1   .  Equifax Inc. 1988 Performance Share Plan for Officers, as amended/(6)/

         10.2   .  Equifax Inc. Incentive Compensation Plan - Executive Management Group/(6)/

         10.3   .  Equifax Inc. Incentive Compensation Plan - Management Group/(6)/

         10.4   .  Deferred Bonus Compensation Plan/(6)/

         10.5   .  Change in Control Agreement/(5)(6)/

         10.6   .  Executive Employment Agreement, dated August 10, 1987/(3)//(6)/

         10.7   .  Executive Employment Agreement, dated June 22, 1989/(2)(6)/

         10.8   .  Executive Employment Agreement, dated July 1, 1991/(2)(6)/

         10.9   .  Equifax Inc. Omnibus Stock Incentive Plan, as amended /(6)/

         10.10  .  Equifax Inc. Omnibus Stock Incentive Plan Incentive and Non-Qualified Stock Option
                   Agreements/(1)(6)/

         10.11  .  Equifax Inc. Omnibus Stock Incentive Plan 1994 Incentive and Non-Qualified Stock
                   Option Agreements/(5)(6)/



         10.12  .  Equifax Inc. Omnibus Stock Incentive Plan 1995 Incentive and Non-Qualified Stock
                   Option Agreements/(6)/

         10.13  .  Equifax Inc. Omnibus Stock Incentive Plan 1995 Non-Qualified Stock Option
                   Agreement/(6)/

         10.14  .  Equifax Inc. Omnibus Stock Incentive Plan Restricted Stock Award Agreement/(2)(6)/

         10.15  .  Equifax Inc. Omnibus Stock Incentive Plan 1994 Restricted Stock Award Agreement/(5)(6)/

         10.16  .  Equifax Inc. Omnibus Stock Incentive Plan 1995 Restricted Stock Award Agreement/(6)/

         10.17  .  Equifax Inc. Non-Employee Director Stock Option Plan and Agreement/(6)/

         10.18  .  Equifax Inc. Supplemental Executive Retirement Plan/(6)/

         10.19  .  Equifax Inc. Supplemental Executive Retirement Plan Amendments/(5)(6)/

         10.20  .  Equifax Inc. Severance Pay Plan for Salaried Employees/(5)(6)/

         10.21  .  Agreement For Computerized Credit Reporting Services/(5)/

         10.22  .  Amendments to Agreement for Computerized Credit Reporting Services and related documents/(2)/

         10.23  .  Amendment to Agreement for Computerized Credit Reporting Services/(3)/

         10.24  .  Amendment to Agreement for Computerized Credit Reporting Services/(5)/

         10.25  .  Amendment to Agreement for Computerized Credit Reporting Services

         10.26  .  Computer and network operations agreement/(5)/

         10.27  .  Purchase and Lease Agreement/(5)/

         10.28  .  Headquarters Facility Lease/(5)/

         10.29  .  Participation Agreement/(5)/

         10.30  .  Lease Agreement/(5)/

                . Compensation of Directors - The Company's by-laws, which are filed as an exhibit to this Form 10-K Annual Report, describe, on page 4 thereof, under Section III, "Compensation of Directors," the fees paid to Directors of the
                  Company. Said information is hereby incorporated by reference.


                . Life Insurance - Messrs. C. B. Rogers, Jr. and L. A. Ault, III
                  each own a personal life insurance policy in the face amount of $1,000,000 and $2,000,000 respectively. The Company pays the annual premiums on said policies.

         21     Subsidiaries of the Registrant

         23 Consent of Independent Public Accountants to incorporation by reference

         27     Financial Data Schedule

/(1)/Previously filed as an exhibit on Form 10-K, filed March 29, 1991 and hereby incorporated by reference.

/(2)/Previously filed as an exhibit on Form 10-K, filed March 27, 1992, and hereby incorporated by reference.

/(3)/Previously filed as an exhibit on Form 10-K, filed March 30, 1993, and hereby incorporated by reference.

/(4)/Previously filed as pages 8 through 16 and Exhibit 4.1 on Amendment No. 1 to Form S-3, Registration Statement No. 33-62820, filed June 17, 1993, and hereby incorporated by reference.

/(5)/Previously filed as an exhibit on Form 10-K, filed March 31, 1994, as amended on Form 10-K/A, filed October 14, 1994, and hereby incorporated by reference.

/(6)/Management Contract or Compensatory Plan