Form 10-Q
period 1995-03-31
EQUIFAX INC
filed 1995-05-12
CIK 33185

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1995
                               --------------

                                       OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period ended _________________________

Commission File Number 1-6605
                       ------

                                 EQUIFAX INC.
            (Exact name of registrant as specified in its charter)

               Georgia                                    58-0401110
   -----------------------------------------------------------------------
     (State or other jurisdiction of                    (I.R.S.Employer
     incorporation or organization)                   Identification No.)

    1600 Peachtree Street, N.W. Atlanta, Georgia
    P.O. Box 4081, Atlanta, Georgia                          30302
   -----------------------------------------------------------------------
    (Address of principal executive offices)               (Zip Code)

                                 404-885-8000
   -----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                     None
   -----------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No
                                               -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                   Outstanding at March 31, 1995
           -----                   -----------------------------

Common Stock, $2.50 Par Value               79,849,418
                                   -----------------------------

                                     INDEX


                                                                     Page No.
                                                                   -----------
Part I.  Financial Information

  Consolidated Balance Sheets --
    March 31, 1995 and December 31, 1994                                2 - 3

  Consolidated Statements of Income --
    Three Months Ended March 31, 1995 and 1994                              4

  Consolidated Statement of Shareholders'
    Equity -- Three Months Ended March 31, 1995                             5

  Consolidated Statements of Cash Flows --
    Three Months Ended March 31, 1995 and 1994                              6

  Notes to Consolidated Financial
    Statements                                                          7 - 8

  Management's Discussion and Analysis
    of Results of Operations and
    Financial Condition                                                9 - 12

  Review by Independent Public Accountants                                 12

  Review Report by Independent Public Accountants                          13



Part II.  Other Information                                           14 - 15

  Exhibit Index                                                            16

  Consent Letter Covering Review by Independent
    Public Accountants                                                     17


                      PART I.  FINANCIAL INFORMATION
                      ------------------------------


CONSOLIDATED BALANCE SHEETS                              MARCH      DECEMBER
                                                          31,          31,
                                                         1995         1994
- ------------------------------------------------------------------------------
                                                      (Unaudited)
                                                           (In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents.........................   $    96,188  $    79,409
Accounts receivable...............................       236,149      242,645
Deferred income tax assets........................        24,968       26,472
Other current assets..............................        31,918       27,353
                                                     -----------  -----------
 Total current assets.............................       389,223      375,879
                                                     -----------  -----------


PROPERTY AND EQUIPMENT:
Land, buildings and improvements..................        14,436       13,841
Data processing equipment and furniture...........       203,518      203,189
                                                     -----------  -----------
                                                         217,954      217,030
Less-Accumulated depreciation.....................       132,705      132,792
                                                     -----------  -----------
                                                          85,249       84,238
                                                     -----------  -----------



GOODWILL..........................................       336,974      331,438
                                                     -----------  -----------
PURCHASED DATA FILES..............................        83,330       85,621
                                                     -----------  -----------
OTHER.............................................       157,802      143,998
                                                     -----------  -----------
                                                     $ 1,052,578  $ 1,021,174
                                                     ===========  ============





The notes on pages 7 and 8 are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS                              MARCH      DECEMBER
                                                          31,          31,
                                                         1995         1994
- ------------------------------------------------------------------------------
                                                      (Unaudited)
                                                          (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt and current maturities............   $    96,459  $    63,713
Accounts payable..................................        59,837       53,561
Accrued salaries and bonuses......................        20,443       29,410
Income taxes payable..............................        14,043       21,204
Other current liabilities.........................       114,338      132,158
                                                     -----------  -----------
  Total current liabilities.......................       305,120      300,046
                                                     -----------  -----------

LONG-TERM DEBT, LESS CURRENT MATURITIES...........       211,476      211,967
                                                     -----------  -----------

POSTRETIREMENT BENEFIT OBLIGATION.................        82,845       83,029
                                                     -----------  -----------

OTHER LONG-TERM LIABILITIES.......................        61,160       64,273
                                                     -----------  -----------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

SHAREHOLDERS' EQUITY:
Common stock, $2.50 par value; shares
  authorized - 125,000; issued - 83,883 in 1995
  and 83,389 in 1994; outstanding - 76,493
  in 1995 and 75,895 in 1994......................       209,708      208,471
Paid-in capital...................................       154,000      145,859
Retained earnings.................................       193,032      175,894
Cumulative foreign currency translation
  adjustment......................................       (11,935)     (13,386)
Treasury stock, at cost, 4,031 shares in 1995
  and 4,094 shares in 1994........................       (86,619)     (87,975)
Stock held by employee benefits trusts, at cost,
  3,360 shares in 1995 and 3,400 shares in 1994...       (66,209)     (67,004)
                                                     -----------  -----------
  Total shareholders' equity......................       391,977      361,859
                                                     -----------  -----------
                                                     $ 1,052,578  $ 1,021,174
                                                     ===========  ===========





The notes on pages 7 and 8 are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                         1995         1994
- ------------------------------------------------------------------------------
(In thousands, except per share amounts)
Operating revenue.................................   $   384,193  $   319,359
                                                     -----------  -----------
Costs of services.................................       252,123      205,155
Selling, general and administrative expenses......        78,835       70,263
                                                     -----------  -----------
 Total operating expenses.........................       330,958      275,418
                                                     -----------  -----------
Operating income..................................        53,235       43,941

Other income, net.................................         2,256        1,093
Interest expense..................................        (4,999)      (3,493)
                                                     -----------  -----------
Income before income taxes........................        50,492       41,541

Provision for income taxes........................        21,020       17,239
                                                     -----------  -----------
Net income........................................   $    29,472  $    24,302
                                                     ===========  ===========

Weighted average common shares outstanding........        76,162       74,084
                                                     ===========  ===========
Per common share:
  Net income......................................   $      0.39  $      0.33
                                                     ===========  ===========

  Dividends.......................................   $     0.155  $      0.14
                                                     ===========  ===========





The notes on pages 7 and 8 are an integral part of these statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                               MARCH 31, 1995
- ------------------------------------------------------------------------------
                                                               (In thousands)
COMMON STOCK:
Balance at beginning of period.............................       $   208,471
Shares issued under stock plans............................             1,237
                                                                  -----------
Balance at end of period...................................       $   209,708
                                                                  ===========
PAID-IN CAPITAL:
Balance at beginning of period.............................       $   145,859
Shares issued under stock plans............................             7,061
Other......................................................             1,080
                                                                  -----------
Balance at end of period...................................       $   154,000
                                                                  ===========
RETAINED EARNINGS:
Balance at beginning of period.............................       $   175,894
Net income.................................................            29,472
Cash dividends paid........................................           (12,334)
                                                                  -----------
Balance at end of period...................................       $   193,032
                                                                  ===========
CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT:
Balance at beginning of period.............................       $   (13,386)
Adjustment during period...................................             1,451
                                                                  -----------
Balance at end of period...................................       $   (11,935)
                                                                  ===========
TREASURY STOCK:
Balance at beginning of period.............................       $   (87,975)
Cost of shares reissued for prior year acquisitions........             1,356
                                                                  -----------
Balance at end of period...................................       $   (86,619)
                                                                  ===========
STOCK HELD BY EMPLOYEE BENEFITS TRUSTS:
Balance at beginning of period.............................       $   (67,004)
Cost of shares reissued under stock plans..................               795
                                                                  -----------
Balance at end of period...................................       $   (66,209)
                                                                  ===========





The notes on pages 7 and 8 are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)        THREE MONTHS ENDED
                                                              MARCH 31,
                                                         1995         1994
- ------------------------------------------------------------------------------
                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income......................................   $    29,472  $    24,302
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization.................        18,885       14,569
    Changes in assets and liabilities:
      Accounts receivable, net....................         7,722       (1,040)
      Current liabilities, excluding debt.........       (19,888)      (6,217)
      Other current assets........................        (4,226)      (3,987)
      Deferred income taxes.......................          (812)        (853)
      Other long-term liabilities, excluding debt.        (1,922)      (3,082)
                                                     -----------  -----------
  Net cash provided by operating activities.......        29,231       23,692
                                                     -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment.............        (7,829)      (4,340)
  Change in short-term investments................            --       (4,531)
  Additions to other assets, net..................       (13,547)      (1,054)
  Acquisitions, net of cash acquired..............        (5,883)     (16,135)
  Deferred payments on prior year acquisitions....        (8,743)          --
  Proceeds from sale of land and buildings........            --       55,077
                                                     -----------  -----------
  Net cash (used) provided by investing activities       (36,002)      29,017
                                                     -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings.......................        30,243           --
  Payments on debt................................          (913)      (1,297)
  Dividends paid..................................       (12,334)     (10,913)
  Treasury stock purchases........................            --      (39,263)
  Proceeds from exercise of stock options.........         5,789        2,727
  Other...........................................           521          476
                                                     -----------  -----------
  Net cash provided (used) by financing activities        23,306      (48,270)
                                                     -----------  -----------
Effect of foreign currency exchange rates on cash.           244       (2,230)
                                                     -----------  -----------
Net cash provided.................................        16,779        2,209
Cash at beginning of period.......................        79,409       85,604
                                                     -----------  -----------
Cash at end of period.............................   $    96,188  $    87,813
                                                     -----------  -----------





The notes on pages 7 and 8 are an integral part of these statements.

                                  EQUIFAX INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 1995


1.       BASIS OF PRESENTATION:

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position of the company as of March 31, 1995 and the results of operation and cash flows for the three months ended March 31, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

2.       TREASURY STOCK:

During the first quarter of 1995, the Company reissued approximately 63,000 treasury shares in connection with payments due on a prior year acquisition. Also during the first quarter, the Company distributed approximately 40,000 shares of stock held by the employee benefits trusts, with the shares used for stock option exercises and restricted stock awards.

3.       AGREEMENT WITH COMPUTER SCIENCES CORPORATION:

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

4.       LOTTERY CONTRACT DISPUTE AND LITIGATION:

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

5.       ACQUISITIONS:

During the first quarter, the Company acquired substantially all of the assets and business operations of two businesses, Vallance and Associates, Inc. (in the Insurance segment) and Medical Review Systems, L.P. (in the General segment). These acquisitions were accounted for as purchases and had an aggregate purchase price of $5,921,000, of which $2,681,000 was allocated to goodwill and $3,030,000 to other assets (primarily software). Their results of operation have been included in the consolidated statement of income from their respective dates of acquisition and were not material to the results of operation of the Company.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION


Results of Operations - (first quarter of 1995 compared to the first quarter of
1994)

First quarter revenue increased 20% over 1994, with 13 percentage points attributable to acquisitions. Operating income increased 21% over the prior year with approximately three percentage points attributable to acquisitions. The balance of the increase is a result of revenue growth in higher margin business units, significant improvement in the Insurance segment, and continuing expense controls throughout the organization.

Net income for the quarter increased 21% from $24.3 million to $29.5 million. Net income per share was $.39 in 1995, an increase of 18% over the prior year. Acquisitions were slightly dilutive to net income and net income per share in the quarter due to increased interest expense and average shares outstanding.

Operating revenue and operating income by industry segment for the first quarter of 1995 and 1994 are as follows (in thousands):


Operating Revenue:                                       1995                      1994
- ------------------                                       ----                      ----
     Credit Information Services                        $112,366                 $110,185
     Payment Services                                     60,878                   50,557
     Insurance Information Services                      127,099                  106,978
     International Operations                             48,932                   22,458
     General Information Services                         34,918                   29,181
                                                        --------                 --------
                                                        $384,193                 $319,359
                                                        ========                 ========


Operating Income (Loss):
- -----------------------
     Credit Information Services                         $40,630                  $36,665
     Payment Services                                     11,003                    9,844
     Insurance Information Services                        9,558                    3,517
     International Operations                              2,280                    3,349
     General Information Services                         (1,496)                  (1,220)
                                                        --------                 --------
     Operating Contribution                               61,975                   52,155
     General Corporate Expense                            (8,740)                  (8,214)
                                                        --------                 --------
                                                         $53,235                  $43,941
                                                        ========                 ========


The following discussion analyzes operating results by industry segment, general corporate expense and consolidated other income and interest expense.

Credit Information Services

Revenue growth of 2% in the first quarter was tempered by a 49% decline in Mortgage Information Services revenue, as higher interest rates adversely affected refinancing activity. Revenue in Credit Reporting Services was up about 8% while Risk Management revenue increased 3%. The increase in Credit Reporting Services revenue was driven by prescreening business for credit card issuers and increased business in the national credit card and finance industries.

Operating income increased 11% in the first quarter. This increase was driven by the revenue growth in Credit Reporting Services and on-going expense management.

Payment Services

Revenue increased 20% over 1994 with seven percentage points attributable to the 1994 acquisitions of First Security Processing Services (FSPS) and FBS Software. Check Services revenue was up 9% in the quarter while Card Services revenue, excluding FSPS, increased 17%. Revenue growth within Check Services was primarily due to an increase in the volume of checks guaranteed while growth within Card Services was attributable to volume increases resulting from growth in the cardholder account base and increased processing of cardholder and merchant transactions.

Payment Services operating income increased 12% in 1995 with one percentage point attributable to acquisitions. Within Check Services, operating income declined 2% primarily as a result of a higher number of returned checks and a lower collection rate on returned checks. Operating income in Card Services, excluding FSPS, increased 27% due to the operating leverage achieved with the revenue growth.

Insurance Information Services

First quarter revenue increased 19% over the prior year, with acquisitions accounting for about half the increase, and motor vehicle registry revenue accounting for another four percentage points, primarily from higher unit sales. Other Data Services revenue increased 11%, led by unit growth of
CLUE products, partially offset by a decline in average prices. Field Services revenue increased 7% over the prior year, primarily the result of unit volume
increases in several products.   Commercial specialists revenue increased 4%,
while CUE U.K., a database product for the U.K. insurance industry introduced late in the fourth quarter 1994, had modest revenues in the first quarter.

Operating income increased $6.0 million, with acquisitions contributing $1.9 million. The remainder of the increase was due to the higher revenue levels, cost controls within Field

Services, and the operating leverage achieved from the increased revenues within Data Services.



International Operations

International operations revenue, exclusive of acquisitions, increased 5% in 1995, with Equifax Europe posting a 34% increase and Canadian revenue declining 4%. In local currencies Equifax Europe revenue was up 26% while Canadian revenue increased 1%. Equifax Europe's revenue gain continued the trend of revenue growth due to market share gains in Credit and Marketing Services. The slowdown in the Canadian economy tempered revenue growth in that country.

Operating income for International operations was down $1.1 million in the first quarter due primarily to integration costs associated with the 1994 acquisitions of Infolink and Canadian Bonded Credits.

General Information Services

First quarter revenue increased 20% with about half of the increase attributable to acquisitions. Marketing Services revenue was up 8% while Healthcare revenue, exclusive of acquisitions, increased 13%.

This segment's operating loss increased $.3 million in 1995 due primarily to higher expenses incurred to support Medical Credentials Verification Service
(MCVS), introduced in the fourth quarter of 1994. MCVS had minimal revenue in the first quarter but significant revenue growth is anticipated in the last half of the year.

General Corporate Expense

General corporate expense increased 6% over the prior year due primarily to higher performance share plan expense.

Other Income and Interest Expense

The increase in other income resulted primarily from higher levels of interest income in 1995.

The increase in interest expense reflects the higher levels of short-term borrowings due to acquisition activity.

                              FINANCIAL CONDITION

The Company's financial condition remained strong during the first quarter of 1995. Working capital increased $8.3 million since year-end, and net cash provided by operations increased to $29.2 million, $5.5 million over the first quarter of 1994. Normal capital expenditures, dividend payments, and working capital needs were met with these internally generated funds.

Other significant first quarter outlays included $5.9 million for 1995 acquisitions (Note 5), $8.7 million in payments related to 1994 acquisitions, and $10.0 million to provide financing to Physician Computer Network, Inc.
(PCN), a national network of medical practice management systems. The PCN financing is in the form of a note, convertible into shares of PCN common stock at a conversion premium. In conjunction with the financing, the Company entered into an exclusive marketing agreement with PCN, whereby PCN will integrate certain of the Company's healthcare services into its product line and promote the Company as its exclusive claims clearing house for PCN customers. These outlays were financed with short-term borrowings.

Capital expenditures for the remainder of 1995 are currently projected to be approximately $36 million exclusive of acquisitions. Additional expenditures are possible as opportunities arise. As of March 31, 1995, approximately $40 million remains authorized under the Company's share repurchase program.

The remaining 1995 capital expenditures should be met with internally generated funds. The Company's $450 million credit facility remains available to fund future capital requirements, including the possible purchase of the CSC collection and credit reporting businesses (Note 3). Management feels the Company has sufficient unused debt capacity to finance all of these requirements, if necessary.





                               Limited Review By
                         Independent Public Accountants



Arthur Andersen LLP, independent public accountants, has performed a limited review of the interim financial information contained herein in accordance with established professional standards and procedures for such a review. Attached hereto is a review report from Arthur Andersen LLP covering its limited review of the interim financial information contained herein.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders of Equifax Inc.:


We have reviewed the accompanying interim consolidated balance sheet of EQUIFAX INC. (a Georgia corporation) AND SUBSIDIARIES as of March 31, 1995 and the related interim consolidated statements of income for the three-month periods ended March 31, 1995 and 1994, shareholders' equity for the three-month period ended March 31, 1995, and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the accompanying consolidated balance sheet of Equifax Inc. and subsidiaries as of December 31, 1994, and in our report dated February 17, 1995, we expressed an unqualified opinion on that statement.


                                                             Arthur Andersen LLP



Atlanta, Georgia
May 11, 1995

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

On April 26, 1993, the California State Lottery filed suit against High Integrity Systems, Inc., a Company subsidiary, in the Superior Court of the State of California, Sacramento County.

Reference is made to information reported in Note 4 of the Notes to Consolidated Financial Statements, included in Part I of this report.


Item 5.  Other Information

Reference is made to information reported in Notes 1, 2 and 5 of the Notes to Consolidated Financial Statements, included in Part I of this report.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     15  Letter from Arthur Andersen LLP, dated May 11, 1995.

     27  Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K

     Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          EQUIFAX INC.
                                          ------------
                                          (Registrant)



Date:  May 12, 1995              /s/C. B. Rogers, Jr.
     ---------------------       ----------------------------
                                 C. B. Rogers, Jr., Chairman
                                 and Chief Executive Officer




Date:  May 12, 1995              /s/P. J. Mazzilli
     ---------------------       ----------------------------
                                 P. J. Mazzilli
                                 Chief Accounting Officer

                                 EXHIBIT INDEX



Exhibit                           Description of Exhibit
- -------                           ----------------------
  [S]                             [C]
  15                              Arthur Andersen LLP
                                  Letter dated May 11, 1995

  27                              Financial Data Schedule (for SEC use only)