Form 10-Q
period 1995-06-30
EQUIFAX INC
filed 1995-08-14
CIK 33185

                               INDEX


                                                                     Page No.
                                                                   -----------

Part I.  Financial Information

  Consolidated Balance Sheets --
    June 30, 1995 and December 31, 1994                                 2 - 3

  Consolidated Statements of Income --
    Three Months Ended June 30, 1995 and 1994                               4

  Consolidated Statements of Income --
    Six Months Ended June 30, 1995 and 1994                                 5

  Consolidated Statement of Shareholders'
    Equity -- Six Months Ended June 30, 1995                                6

  Consolidated Statements of Cash Flows --
    Six Months Ended June 30, 1995 and 1994                                 7

  Notes to Consolidated Financial
    Statements                                                          8 - 9

  Management's Discussion and Analysis
    of Results of Operations and
    Financial Condition                                               10 - 13

  Review by Independent Public Accountants                                 13

  Review Report by Independent Public Accountants                          14



Part II.  Other Information                                           15 - 16

  Exhibit Index                                                            17

  Consent Letter Covering Review by Independent
    Public Accountants                                                     18

                      PART I.  FINANCIAL INFORMATION
                     --------------------------------

CONSOLIDATED BALANCE SHEETS                              JUNE       DECEMBER
                                                          30,          31,
(In thousands)                                           1995         1994
------------------------------------------------------------------------------
                                                      (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents.............................$   64,469   $   79,409
Accounts receivable...................................   246,358      242,645
Deferred income tax assets............................    23,490       26,472
Other current assets..................................    36,735       27,353
                                                      -----------  -----------
 Total current assets.................................   371,052      375,879
                                                      -----------  -----------


PROPERTY AND EQUIPMENT:
Land, buildings and improvements......................    15,257       13,841
Data processing equipment and furniture...............   206,867      203,189
                                                      -----------  -----------
                                                         222,124      217,030
Less-Accumulated depreciation.........................   137,308      132,792
                                                      -----------  -----------
                                                          84,816       84,238
                                                      -----------  -----------



GOODWILL..............................................   333,107      331,438
                                                      -----------  -----------
PURCHASED DATA FILES..................................    80,282       85,621
                                                      -----------  -----------
OTHER.................................................   164,406      143,998
                                                      -----------  -----------
                                                     $ 1,033,663  $ 1,021,174
                                                      ===========  ===========

The notes on pages 8 and 9 are an integral part of these balance sheets.

CONSOLIDATED BALANCE SHEETS                              JUNE       DECEMBER
                                                          30,          31,
(In thousands, except par value)                         1995         1994
------------------------------------------------------------------------------
                                                      (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt and current maturities................$   48,628   $   63,713
Accounts payable......................................    59,538       53,561
Accrued salaries and bonuses..........................    20,520       29,410
Income taxes payable..................................        --       21,204
Other current liabilities.............................   108,970      132,158
                                                      -----------  -----------
  Total current liabilities...........................   237,656      300,046
                                                      -----------  -----------

LONG-TERM DEBT, LESS CURRENT MATURITIES...............   243,196      211,967
                                                      -----------  -----------

POSTRETIREMENT BENEFIT OBLIGATION.....................    82,671       83,029
                                                      -----------  -----------

OTHER LONG-TERM LIABILITIES...........................    59,123       64,273
                                                      -----------  -----------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

SHAREHOLDERS' EQUITY:
Common stock, $2.50 par value; shares
  authorized - 125,000; issued - 84,022 in 1995
  and 83,389 in 1994; outstanding - 76,347
  in 1995 and 75,895 in 1994..........................   210,056      208,471
Paid-in capital.......................................   157,767      145,859
Retained earnings.....................................   216,456      175,894
Cumulative foreign currency translation
  adjustment..........................................   (10,940)     (13,386)
Treasury stock, at cost, 4,316 shares in 1995
  and 4,094 shares in 1994............................   (96,113)     (87,975)
Stock held by employee benefits trusts, at cost,
  3,360 shares in 1995 and 3,400 shares in 1994.......   (66,209)     (67,004)
                                                      -----------  -----------
  Total shareholders' equity..........................   411,017      361,859
                                                      -----------  -----------
                                                     $ 1,033,663  $ 1,021,174
                                                      ===========  ===========


The notes on pages 8 and 9 are an integral part of these balance sheets.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              JUNE 30,
(In thousands, except per share amounts)                 1995         1994
------------------------------------------------------------------------------
Operating revenue................................... $   407,406  $   342,687
                                                      -----------  -----------
Costs of services...................................     262,810      222,387
Selling, general and administrative expenses........      81,078       69,431
                                                      -----------  -----------
 Total operating expenses...........................     343,888      291,818
                                                      -----------  -----------
Operating income....................................      63,518       50,869

Other income, net...................................       1,990        1,800
Interest expense....................................      (4,922)      (3,581)
                                                      -----------  -----------
Income before income taxes..........................      60,586       49,088

Provision for income taxes..........................      24,772       20,372
                                                      -----------  -----------
Net income.......................................... $    35,814  $    28,716
                                                      ===========  ===========

Weighted average common shares outstanding..........      76,487       73,383
                                                      ===========  ===========
Per common share:
  Net income........................................ $      0.47  $      0.39
                                                      ===========  ===========

  Dividends......................................... $     0.155  $     0.155
                                                      ===========  ===========



The notes on pages 8 and 9 are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
(In thousands, except per share amounts)                 1995         1994
------------------------------------------------------------------------------
Operating revenue.................................    $   791,599  $   662,046
                                                      -----------  -----------
Costs of services.................................       514,933      427,542
Selling, general and administrative expenses......       159,913      139,694
                                                      -----------  -----------
 Total operating expenses.........................       674,846      567,236
                                                      -----------  -----------
Operating income..................................       116,753       94,810

Other income, net.................................         4,246        2,893
Interest expense..................................        (9,921)      (7,074)
                                                      -----------  -----------
Income before income taxes........................       111,078       90,629

Provision for income taxes........................        45,792       37,611
                                                      -----------  -----------
Net income........................................   $    65,286  $    53,018
                                                      ===========  ===========

Weighted average common shares outstanding........        76,325       73,733
                                                      ===========  ===========
Per common share:
  Net income......................................   $      0.86  $      0.72
                                                      ===========  ===========

  Dividends.......................................   $     0.310  $     0.295
                                                      ===========  ===========


The notes on pages 8 and 9 are an integral part of these statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                                              SIX MONTHS ENDED
(In thousands)                                                  JUNE 30, 1995
------------------------------------------------------------------------------
COMMON STOCK:
Balance at beginning of period...............................     $   208,471
Shares issued under stock plans..............................           1,585
                                                                   -----------
Balance at end of period.....................................     $   210,056
                                                                   ===========
PAID-IN CAPITAL:
Balance at beginning of period...............................     $   145,859
Shares issued under stock plans..............................           9,981
Other........................................................           1,927
                                                                   -----------
Balance at end of period.....................................     $   157,767
                                                                   ===========
RETAINED EARNINGS:
Balance at beginning of period...............................     $   175,894
Net income...................................................          65,286
Cash dividends paid..........................................         (24,724)
                                                                   -----------
Balance at end of period.....................................     $   216,456
                                                                   ===========
CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT:
Balance at beginning of period...............................     $   (13,386)
Adjustment during period.....................................           2,446
                                                                   -----------
Balance at end of period.....................................     $   (10,940)
                                                                   ===========
TREASURY STOCK:
Balance at beginning of period...............................     $   (87,975)
Cost of shares repurchased...................................         (10,168)
Cost of shares reissued for prior year acquisitions..........           2,030
                                                                   -----------
Balance at end of period.....................................     $   (96,113)
                                                                   ===========
STOCK HELD BY EMPLOYEE BENEFITS TRUSTS:
Balance at beginning of period...............................     $   (67,004)
Cost of shares reissued under stock plans....................             795
                                                                   -----------
Balance at end of period.....................................     $   (66,209)
                                                                   ===========


The notes on pages 8 and 9 are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                         SIX MONTHS ENDED
                                                              JUNE 30,
(In thousands)                                           1995         1994
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income......................................   $    65,286  $    53,018
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization.................        37,923       29,846
    Changes in assets and liabilities:
      Accounts receivable, net....................        (1,813)      (1,153)
      Current liabilities, excluding debt.........       (40,153)      (1,388)
      Other current assets........................        (8,952)      (6,159)
      Deferred income taxes.......................        (1,766)      (1,932)
      Other long-term liabilities, excluding debt.        (3,001)      (1,831)
                                                      -----------  -----------
  Net cash provided by operating activities.......        47,524       70,401
                                                      -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment.............       (14,560)      (9,625)
  Change in short-term investments................            --       (4,638)
  Additions to other assets, net..................       (17,622)      (6,663)
  Acquisitions, net of cash acquired..............       (11,914)     (29,463)
  Deferred payments on prior year acquisitions....        (8,743)          --
  Proceeds from sale of land and buildings........            --       57,079
                                                      -----------  -----------
  Net cash (used) provided by investing activities       (52,839)       6,690
                                                      -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings.......................       (16,599)          --
  Net long-term borrowings........................        30,863       (1,365)
  Dividends paid..................................       (24,724)     (22,850)
  Treasury stock purchases........................       (10,168)     (48,103)
  Proceeds from exercise of stock options.........         8,826        7,360
  Other...........................................         1,042        1,003
                                                      -----------  -----------
  Net cash used by financing activities...........       (10,760)     (63,955)
                                                      -----------  -----------
Effect of foreign currency exchange rates on cash.         1,135       (2,126)
                                                      -----------  -----------
Net cash (used) provided..........................       (14,940)      11,010
Cash at beginning of period.......................        79,409       85,604
                                                      -----------  -----------
Cash at end of period.............................   $    64,469  $    96,614
                                                      ===========  ===========


The notes on pages 8 and 9 are an integral part of these statements.

                                  EQUIFAX INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 June 30, 1995


1.  BASIS OF PRESENTATION:

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position of the company as of June 30, 1995 and the results of operation for the three and six months ended June 30, 1995 and 1994 and the cash flows for the six months ended June 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

2.  TREASURY STOCK:

During the first six months of 1995, the Company repurchased approximately 316,000 of its common shares through open market transactions at an aggregate cost of $10,168,000, and also reissued approximately 93,000 shares in conjunction with payments due on prior year acquisitions. Subsequent to June 30, 1995, the Company's Board of Directors authorized an additional $50,000,000 of share repurchases.

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

On July 14, 1995, the CSL and HISI jointly announced a renewed business
agreement.   This agreement allows the litigation between the parties to be settled pending execution of the terms of the contract.

The contract to be reinstated calls for HISI to install its system to automate the processing of instant lottery tickets. The CSL will purchase 6,700 terminals, related security hardware and various software applications developed to support the system, at a cost of $25,000,000. The CSL will initially install a minimum of 6,000 terminals with HISI retaining an option to install up to 4,000 additional terminals, with CSL approval. HISI is guaranteed to receive 66 months of revenue for each of the 6,000 terminals at the rate of 5% on each dollar of lottery ticket sales occurring from each terminal. If HISI completes the system and acceptance testing within specified dates, an incentive payment of up to $4,000,000 may be earned. HISI and the CSL have established an oversight committee and engaged an independent technical advisor who will consult in the design and implementation of acceptance testing and start-up activities.

In September 1993, the Company recorded a provision of $48,438,000 ($30,939,000 after tax, or $.41 per share) related to the lottery contract to write down data processing equipment and other assets to their estimated net realizable value and to accrue for estimated costs related to litigation of the CSL. In management's opinion, this provision is adequate and the ultimate resolution of the CSL litigation will not have a materially adverse impact on the Company's financial position or results of operations.

If the terms of the reinstated agreement are finalized as currently contemplated by the parties, the Company will record the financial impact of this settlement, less related legal expenses and the additional costs to be incurred by the Company to complete and install the terminals, in the quarter in which the agreement is finalized.

5.  ACQUISITIONS:

During the first six months, the Company acquired substantially all of the assets and business operations of three businesses, Vallance and Associates, Inc. (in the Insurance Services segment), Medical Review Systems, L.P. (in the General Services segment), and UCB Services, Inc. (in the Credit Services segment). These acquisitions were accounted for as purchases and had an aggregate purchase price of $11,997,000, of which $2,681,000 was allocated to goodwill and $9,016,000 to other assets (primarily software). Their results of operation have been included in the consolidated statement of income from their respective dates of acquisition and were not material to the results of operation of the Company.

The Company also invested $10.0 million to provide financing to Physician Computer Network, Inc. (PCN), a national network of medical practice management systems. The PCN financing is in the form of a note, convertible into shares of PCN common stock at a conversion premium. The note is recorded in other assets. In conjunction with the financing, the Company entered into an exclusive marketing agreement with PCN, whereby PCN will integrate certain of the Company's healthcare services into its product line and promote the Company as its exclusive claims clearing house for PCN customers.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION


Results of Operations - (second quarter and first six months of 1995 compared to the second quarter and first six months of 1994)

Revenue for the second quarter and first six months increased 19% and 20% respectively over the comparable periods of 1994. Approximately nine percentage points of the second quarter increase and eleven percentage points of the year-to-date increase were attributable to acquisitions. Operating income increased in the second quarter and first six months by 25% and 23% respectively, primarily the result of continued revenue growth in higher margin business units and on-going expense controls throughout the organization. Acquisitions accounted for three percentage points of each period's increase in operating income but were slightly dilutive to net income and net income per share in both periods due to increased interest expense and average shares outstanding.

Operating revenue and operating income by industry segment for the second quarter and first six months of 1995 and 1994 are as follows:


(In thousands)                          Second Quarter          Six Months
                                     --------------------  --------------------

Operating Revenue:                       1995       1994       1995       1994
------------------                   --------   --------   --------   --------
   Credit Information Services       $120,043   $110,358   $232,409   $220,543
   Payment Services                    68,831     56,184    129,709    106,741
   Insurance Information Services     132,439    114,142    259,538    221,120
   International Operations            50,199     32,736     99,131     55,194
   General Information Services        35,894     29,267     70,812     58,448
                                     --------   --------   --------   --------

                                     $407,406   $342,687   $791,599   $662,046
                                     ========   ========   ========   ========

Operating Income (Loss):
------------------------
   Credit Information Services       $ 43,929   $ 36,320   $ 84,559   $ 72,985
   Payment Services                    15,660     13,631     26,663     23,475
   Insurance Information Services      11,141      6,068     20,699      9,585
   International Operations             4,507      5,362      6,787      8,711
   General Information Services        (4,081)    (2,647)    (5,577)    (3,867)
                                     --------   --------   --------   --------
   Operating Contribution              71,156     58,734    133,131    110,889
   General Corporate Expense           (7,638)    (7,865)   (16,378)   (16,079)
                                     --------   --------   --------   --------

                                     $ 63,518   $ 50,869   $116,753   $ 94,810
                                     ========   ========   ========   ========


The following discussion analyzes operating results by industry segment, general corporate expense and consolidated other income and interest expense.

Credit Information Services
---------------------------

Revenue in Credit Information Services increased 9% in the second quarter and 5% in the first six months. Within Credit Reporting Services, revenue was up 10% in the quarter and 9% year-to-date. These increases were driven by prescreening business for credit card issuers and increased business in the national credit card, automotive and utilities industries. Pricing pressures continue within Credit Reporting Services but volume growth also continues to more than offset the price declines. Revenue in Risk Management increased 13% in the quarter and 8% year-to-date, while Mortgage Information Services revenue, exclusive of a second quarter 1995 acquisition, declined 27% in the quarter and 39% in the first six months.

Operating income increased 21% in the second quarter and 16% year-to-date. These increases were driven by the revenue growth in Credit Reporting Services and continued expense management.

Payment Services
----------------

Revenue increased 22% over 1994 in the quarter and first six months with the 1994 acquisitions of First Security Processing Services (FSPS) and FBS Software accounting for eight percentage points of the increase in both periods. Check Services revenue was up 9% in the quarter and first six months while Card Services revenue, excluding FSPS, increased 21% in the quarter and 19% year-to-date. Revenue growth within Check Services was due to an increase in the volume of checks guaranteed while growth within Card Services primarily resulted from increased processing of cardholder and merchant transactions.

Exclusive of acquisitions, Payment Services operating income increased 11% in the second quarter and first six months. Within Check Services operating income was up 4% in the quarter and 1% year-to-date. Operating income in Card Services, excluding FSPS, increased 21% in the quarter and 23% year-to-date due to the operating leverage achieved with the revenue growth.

Insurance Information Services
------------------------------

Second quarter and year-to-date revenue increased 16% and 17% respectively, with motor vehicle registry accounting for five percentage points of the increase in each period. The 1994 acquisitions of PRC and Osborn Laboratories accounted for another six and seven percentage points of these increases respectively. Data Services revenue increased 12% in the second quarter and 11% year-to-date, led by unit growth in C.L.U.E. products and motor vehicle records, partly offset by a decline in average prices. Field Services revenue increased 3% in the quarter and 5% in the first six months, primarily the result of unit volume increases in several products. Commercial Specialist revenue increased 13% for the quarter and 9% year-to-date, while CUE U.K., a database product for the U.K. insurance industry introduced late in the fourth quarter 1994, had modest revenue in each of the first two quarters of 1995.

Operating income improved $5.1 million in the quarter and $11.1 million year-to-date, with acquisitions contributing about $2.0 and $3.9 million respectively. The remaining increase was due primarily to the operating leverage achieved from the increased Data Services revenues and cost controls within Field Services.

International Operations
------------------------

International Operations revenue, exclusive of acquisitions, increased 2% in the second quarter and 3% in the first six months, with higher revenues in Europe offset by lower Canadian revenues in both periods. In local currency excluding acquisitions, Equifax Europe revenues increased 13% in the quarter and 16% year-to-date, while Canadian revenues declined 11% and 6% respectively. The increases within Europe continued the trend of growth due to market share gains in Credit and Marketing Services. The decline in Canadian revenue was due primarily to the sale of its field services insurance products business. Lower revenues within Canadian Credit Services caused by a general slowdown in the Canadian economy also contributed to the revenue decline in both periods.

Operating income for this segment declined $.9 million in the quarter and $1.9 million year-to-date due primarily to integration costs associated with the 1994 acquisitions of Infolink (in the U.K.) and Canadian Bonded Credits and the decline in Canadian Credit Services revenue.

General Information Services
----------------------------

Revenue in the General Information Services sector increased 23% in the second quarter and 21% year-to-date, with about nine percentage points of each period's increase from acquisitions. Excluding acquisitions, revenue from Marketing Services increased 15% in the quarter and 11% for the first six months, while Healthcare Services revenue increased 13% in each period.

This segment's operating loss increased $1.4 million in the second quarter and $1.7 million year-to-date, due to higher expenses associated with Healthcare acquisitions and the introduction of Medical Credential Verification Service. In July 1995, the Company sold Elrick and Lavidge, one of the operating units within Marketing Services. This transaction will not have a material effect on the results of operations of the Company.

General Corporate Expense
-------------------------

General Corporate Expense declined 3% in the second quarter but increased 2% year-to-date due primarily to fluctuations in the Company's performance share plan expense.

Other Income and Interest Expense
---------------------------------

The increase in other income in both periods resulted primarily from higher levels of interest income in 1995. This difference should moderate in future quarters, as funds previously invested in Canada have been used to partially finance acquisitions in the U.K.

The increase in interest expense reflects higher levels of borrowings due primarily to acquisition activities.

                              FINANCIAL CONDITION

The Company's financial condition remained strong during the first six months of 1995. Working capital increased $57.6 million to $133.4 million while net cash provided by operations declined $22.9 million to $47.5 million, reflecting increased disbursements for accrued income taxes, salaries and other year-end 1994 items. Normal capital expenditures and dividend payments were met with these internally generated funds.

Other significant outlays in the first six months included $11.9 million for 1995 acquisitions (Note 5), $8.7 million in payments related to 1994 acquisitions, $10.2 million of treasury stock purchases, $16.6 million net reduction in short-term debt, and $10.0 million to provide financing to PCN (Note 5). These transactions were principally financed by an increase in long-term debt and the use of existing cash reserves.

Capital expenditures for the remainder of 1995 are currently projected to be approximately $25 million, exclusive of acquisitions. Additional expenditures are possible as opportunities arise. As of June 30, 1995, including the Board of Directors additional authorization (Note 2), approximately $80 million remains authorized under the Company's share repurchase program.

The remaining 1995 capital expenditures should be met with internally generated funds. In August 1995, the Company structured a new revolving credit facility with eight banks totaling $550 million. This credit facility is available to fund future capital requirements, including the possible purchase of the CSC collections and credit reporting businesses (Note 3). Management feels the Company has sufficient debt capacity to finance all of these requirements, if necessary.



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

                      [LETTERHEAD OF ARHTUR ANDERSEN LLP]






                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of Equifax Inc.:

We have reviewed the accompanying interim consolidated balance sheet of EQUIFAX INC. (a Georgia corporation) AND SUBSIDIARIES as of June 30, 1995 and the related interim consolidated statements of income for the six-month and three-month periods ended June 30, 1995 and 1994, shareholders' equity for the six-month period ended June 30, 1995, and cash flows for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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


                                   /s/ ARTHUR ANDERSEN LLP
                                   -----------------------

Atlanta, Georgia
August 11, 1995

                          PART II.  OTHER INFORMATION
                          ---------------------------


Item 1.     Legal Proceedings
-------     -----------------

On April 26, 1993, the California State Lottery filed suit against High Integrity Systems, Inc., a Company subsidiary, in the Superior Court of the State of California, Sacramento County.

Reference is made to information reported in Note 4 of the Notes to Consolidated Financial Statements, included in Part I of this report.


Item 4.     Submission of Matters to a Vote of Security Holders
-------     ---------------------------------------------------

(a) On April 26, 1995, the Company held its regular annual meeting of Shareholders.

(b) Following is a description of each matter voted upon at said meeting with respective vote tabulations:

     (i)    Election of five Directors, each to serve terms of three years:  Lee
            A. Ault, III (64,154,172 votes "for" and 477,298 votes withheld); Ron D. Barbaro (64,474,616 votes "for" and 156,854 votes withheld); John L. Clendenin (64,465,840 votes "for" and 165,630 votes withheld); A. W. Dahlberg (64,463,439 votes "for" and 168,031 votes withheld); L. Phillip Humann (64,210,600 votes "for" 420,870 votes withheld).

     (ii) Appointment of Arthur Andersen LLP, as independent public accountants of the Company for the year 1995 (64,089,399 votes "for"; 307,352 votes "against"; and 234,719 abstentions).

Item 5.     Other Information
-------     -----------------

Reference is made to information reported in Notes 1, 2 and 5 of the Notes to Consolidated Financial Statements, included in Part I of this report.

Item 6.     Exhibits and Reports on Form 8-K
-------     --------------------------------

(a)  Exhibits

     15     Letter from Arthur Andersen LLP, dated August 11, 1995.

(b)  Reports on Form 8-K

     Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EQUIFAX INC.
                                        ------------
                                        (Registrant)



Date:  August 10, 1995                  /s/C. B. Rogers, Jr.
     ---------------------              ----------------------------
                                        C. B. Rogers, Jr., Chairman
                                        and Chief  Executive Officer



Date:  August 10, 1995                  /s/P. J. Mazzilli
     ---------------------              ----------------------------
                                        P. J. Mazzilli
                                        Chief Accounting Officer

                                 EXHIBIT INDEX
                                 -------------



Exhibit               Description of Exhibit
-------               ----------------------

  15                  Arthur Andersen LLP
                      Letter dated August 11, 1995

  27                  Financial Data Schedule