Form 10-Q
period 1995-09-30
EQUIFAX INC
filed 1995-11-14
CIK 33185

                                 FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


       [x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended   September 30, 1995
                                             ------------------------

                                       OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period ended _________________________

     Commission File Number 1-6605
                            ------

                                 EQUIFAX INC.
       -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    Georgia                           58-0401110
       -----------------------------------------------------------------
       (State or other jurisdiction of              (I.R.S.Employer
       incorporation or organization)             Identification No.)

        1600 Peachtree Street, N.W. Atlanta, Georgia
        P.O. Box 4081, Atlanta, Georgia                    30302
       -----------------------------------------------------------------
          (Address of principal executive offices)       (Zip Code)

                                 404-885-8000
       -----------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     None
       -----------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X      No
                                        --------    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                 Outstanding at September 30, 1995
           -----                 ---------------------------------

Common Stock, $2.50 Par Value               78,377,212
                                 ---------------------------------

                               INDEX

                                                                    Page No.
                                                                  -----------
Part I.  Financial Information

  Consolidated Balance Sheets --
    September 30, 1995 and December 31, 1994                           2 - 3

  Consolidated Statements of Income --
    Three Months Ended September 30, 1995 and 1994                         4

  Consolidated Statements of Income --
    Nine Months Ended September 30, 1995 and 1994                          5

  Consolidated Statement of Shareholders'
    Equity -- Nine Months Ended September 30, 1995                         6

  Consolidated Statements of Cash Flows --
    Nine Months Ended September 30, 1995 and 1994                          7

  Notes to Consolidated Financial
    Statements                                                        8 - 10

  Management's Discussion and Analysis
    of Results of Operations and
    Financial Condition                                              11 - 14

  Review by Independent Public Accountants                                14

  Review Report by Independent Public Accountants                         15

Part II.  Other Information                                          16 - 17

  Exhibit Index                                                           18

  Consent Letter Covering Review by Independent
    Public Accountants                                                    19

                      PART I.  FINANCIAL INFORMATION
                     --------------------------------

CONSOLIDATED BALANCE SHEETS                           SEPTEMBER    DECEMBER
                                                         30,          31,
(In thousands)                                          1995         1994
-----------------------------------------------------------------------------
                                                     (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents.........................  $    75,540  $    79,409
Accounts receivable...............................      249,210      242,645
Deferred income tax assets........................       22,014       26,472
Other current assets..............................       37,561       27,353
                                                    -----------  -----------
 Total current assets.............................      384,325      375,879
                                                    -----------  -----------


PROPERTY AND EQUIPMENT:
Land, buildings and improvements..................       13,964       13,841
Data processing equipment and furniture...........      218,253      203,189
                                                    -----------  -----------
                                                        232,217      217,030
Less-Accumulated depreciation.....................      146,632      132,792
                                                    -----------  -----------
                                                         85,585       84,238
                                                    -----------  -----------



GOODWILL..........................................      355,353      331,438
                                                    -----------  -----------
PURCHASED DATA FILES..............................       77,780       85,621
                                                    -----------  -----------
OTHER.............................................      175,844      143,998
                                                    -----------  -----------
                                                    $ 1,078,887  $ 1,021,174
                                                    ===========  ===========



The notes on pages 8 through 10 are an integral part of these balance sheets.

CONSOLIDATED BALANCE SHEETS                           SEPTEMBER    DECEMBER
                                                         30,          31,
(In thousands, except par value)                        1995         1994
-----------------------------------------------------------------------------
                                                     (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt and current maturities............  $    84,959  $    63,713
Accounts payable..................................       58,721       53,561
Accrued salaries and bonuses......................       28,303       29,410
Income taxes payable..............................           --       21,204
Other current liabilities.........................      124,828      132,158
                                                    -----------  -----------
  Total current liabilities.......................      296,811      300,046
                                                    -----------  -----------

LONG-TERM DEBT, LESS CURRENT MATURITIES...........      258,286      211,967
                                                    -----------  -----------

POSTRETIREMENT BENEFIT OBLIGATION.................       82,851       83,029
                                                    -----------  -----------

OTHER LONG-TERM LIABILITIES.......................       59,922       64,273
                                                    -----------  -----------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

SHAREHOLDERS' EQUITY:
Common stock, $2.50 par value; shares
  authorized - 125,000; issued - 84,287 in 1995
  and 83,389 in 1994; outstanding - 75,017
  in 1995 and 75,895 in 1994......................      210,718      208,471
Paid-in capital...................................      163,091      145,859
Retained earnings.................................      242,006      175,894
Cumulative foreign currency translation
  adjustment......................................      (10,791)     (13,386)
Treasury stock, at cost, 5,910 shares in 1995
  and 4,094 shares in 1994........................     (157,798)     (87,975)
Stock held by employee benefits trusts, at cost,
  3,360 shares in 1995 and 3,400 shares in 1994...      (66,209)     (67,004)
                                                    -----------  -----------
  Total shareholders' equity......................      381,017      361,859
                                                    -----------  -----------
                                                    $ 1,078,887  $ 1,021,174
                                                    ===========  ===========


The notes on pages 8 through 10 are an integral part of these balance sheets.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                        THREE MONTHS ENDED
                                                          SEPTEMBER 30,
(In thousands, except per share amounts)                1995         1994
-----------------------------------------------------------------------------

Operating revenue.................................  $   412,027  $   359,287
                                                    -----------  -----------
Costs of services.................................      264,444      228,043
Selling, general and administrative expenses......       81,483       75,665
                                                    -----------  -----------
 Total operating expenses.........................      345,927      303,708
                                                    -----------  -----------
Operating income..................................       66,100       55,579

Other income, net.................................        2,233        2,029
Interest expense..................................       (5,398)      (3,884)
                                                    -----------  -----------
Income before income taxes........................       62,935       53,724

Provision for income taxes........................       24,954       22,768
                                                    -----------  -----------
Net income........................................  $    37,981  $    30,956
                                                    ===========  ===========

Weighted average common shares outstanding........       75,809       74,161
                                                    ===========  ===========
Per common share:
  Net income......................................  $      0.50  $      0.42
                                                    ===========  ===========

  Dividends.......................................  $     0.155  $     0.155
                                                    ===========  ===========


The notes on pages 8 through 10 are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
(In thousands, except per share amounts)                1995         1994
-----------------------------------------------------------------------------

Operating revenue.................................  $ 1,203,626  $ 1,021,333
                                                    -----------  -----------
Costs of services.................................      779,377      655,585
Selling, general and administrative expenses......      241,396      215,359
                                                    -----------  -----------
 Total operating expenses.........................    1,020,773      870,944
                                                    -----------  -----------
Operating income..................................      182,853      150,389

Other income, net.................................        6,479        4,922
Interest expense..................................      (15,319)     (10,958)
                                                    -----------  -----------
Income before income taxes........................      174,013      144,353

Provision for income taxes........................       70,746       60,379
                                                    -----------  -----------
Net income........................................  $   103,267  $    83,974
                                                    ===========  ===========

Weighted average common shares outstanding........       76,153       73,876
                                                    ===========  ===========
Per common share:
  Net income......................................  $      1.36  $      1.14
                                                    ===========  ===========

  Dividends.......................................  $     0.465  $      0.45
                                                    ===========  ===========


The notes on pages 8 through 10 are an integral part of these statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                            NINE MONTHS ENDED
(In thousands)                                             SEPTEMBER 30, 1995
-----------------------------------------------------------------------------

COMMON STOCK:
Balance at beginning of period...........................     $   208,471
Shares issued under stock plans..........................           2,247
                                                              -----------
Balance at end of period.................................     $   210,718
                                                              ===========
PAID-IN CAPITAL:
Balance at beginning of period...........................     $   145,859
Shares issued under stock plans..........................          14,784
Other....................................................           2,448
                                                              -----------
Balance at end of period.................................     $   163,091
                                                              ===========
RETAINED EARNINGS:
Balance at beginning of period...........................     $   175,894
Net income...............................................         103,267
Cash dividends paid......................................         (37,155)
                                                              -----------
Balance at end of period.................................     $   242,006
                                                              ===========
CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT:
Balance at beginning of period...........................     $   (13,386)
Adjustment during period.................................           2,595
                                                              -----------
Balance at end of period.................................     $   (10,791)
                                                              ===========
TREASURY STOCK:
Balance at beginning of period...........................     $   (87,975)
Cost of shares repurchased...............................         (71,853)
Cost of shares reissued for prior year acquisitions......           2,030
                                                              -----------
Balance at end of period.................................     $  (157,798)
                                                              ===========
STOCK HELD BY EMPLOYEE BENEFITS TRUSTS:
Balance at beginning of period...........................     $   (67,004)
Cost of shares reissued under stock plans................             795
                                                              -----------
Balance at end of period.................................     $   (66,209)
                                                              ===========


The notes on pages 8 through 10 are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)       NINE MONTHS ENDED
                                                          SEPTEMBER 30,
(In thousands)                                          1995         1994
-----------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income......................................  $   103,267  $    83,974
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization.................       58,027       46,209
    Gain on sale of businesses....................         (847)          --
    Changes in assets and liabilities:
      Accounts receivable, net....................      (11,007)     (11,623)
      Current liabilities, excluding debt.........      (40,150)      (4,705)
      Other current assets........................       (8,422)      (3,503)
      Deferred income taxes.......................       (3,498)      (3,482)
      Other long-term liabilities, excluding debt.       (1,941)      (2,351)
                                                    -----------  -----------
  Net cash provided by operating activities.......       95,429      104,519
                                                    -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment.............      (19,626)     (14,411)
  Additions to other assets, net..................      (25,369)      (5,427)
  Acquisitions, net of cash acquired..............      (14,583)     (62,084)
  Investments in unconsolidated subsidiaries......           --      (15,099)
  Deferred payments on prior year acquisitions....       (8,743)          --
  Proceeds from sale of businesses................       14,868           --
  Proceeds from sale of land and buildings........           --       57,079
                                                    -----------  -----------
  Net cash used by investing activities...........      (53,453)     (39,942)
                                                    -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings.......................       18,401       21,300
  Net long-term borrowings.......................        27,810       (1,358)
  Dividends paid..................................      (37,155)     (34,812)
  Treasury stock purchases........................      (71,853)     (48,103)
  Proceeds from exercise of stock options.........       14,091       10,360
  Other...........................................        1,563        1,530
                                                    -----------  -----------
  Net cash used by financing activities...........      (47,143)     (51,083)
                                                    -----------  -----------
Effect of foreign currency exchange rates on cash.        1,298         (609)
                                                    -----------  -----------
Net cash (used) provided..........................       (3,869)      12,885
Cash at beginning of period.......................       79,409       85,604
                                                    -----------  -----------
Cash at end of period.............................  $    75,540  $    98,489
                                                    ===========  ===========

The notes on pages 8 through 10 are an integral part of these statements.

                                  EQUIFAX INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 1995


1.  BASIS OF PRESENTATION:

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position of the Company as of September 30, 1995 and the results of operation for the three and nine months ended September 30, 1995 and 1994 and the cash flows for the nine months ended September 30, 1995 and 1994. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

2.  TREASURY STOCK:

During the first nine months of 1995, the Company repurchased approximately 1,910,000 of its common shares through open market transactions at an aggregate cost of $71,853,000, and also reissued approximately 93,000 shares in conjunction with payments due on prior year acquisitions. In July and October 1995, the Company's Board of Directors authorized additional share repurchases of $50,000,000 and $200,000,000 respectively.

3.  AGREEMENT WITH COMPUTER SCIENCES CORPORATION:

The Company has an agreement with Computer Sciences Corporation (CSC) under which CSC-owned credit bureaus and certain CSC affiliate bureaus utilize the Company's credit database service. CSC and these affiliates retain ownership of their respective credit files and the revenues generated by their credit reporting activity. The Company receives a processing fee for maintaining the database and for each report supplied. The agreement expires in 1998, is renewable at the option of CSC for successive ten-year periods, and provides CSC with an option to sell its collection and credit reporting businesses to the Company. The option is currently exercisable and expires in 2013. In the event CSC does not exercise its option to sell and does not renew the agreement, or if there is a change in control of CSC, the Company has the option to purchase CSC's collection and credit reporting businesses. The option price is determined, for all purposes, in accordance with the following schedule: on or before July 31, 1998, at a price determined by certain financial formulas (currently estimated at approximately $400,000,000); and after July 31, 1998, at appraised value.

4.  LOTTERY CONTRACT DISPUTE AND LITIGATION:

High Integrity Systems, Inc. (HISI), a Company subsidiary, entered into a contract in July 1992 to provide lottery services to the state of California. Under this contract, HISI agreed to provide a system to automate the processing of instant lottery tickets and a system to sell on-line game tickets through 10,000 low-volume terminals.

On April 26, 1993, the California State Lottery (CSL) filed suit against HISI in Superior Court, Sacramento County, California, and on May 7, 1993, the CSL filed its first amended complaint naming Equifax Inc., et al. and Federal Insurance Company as additional defendants. The CSL is seeking unspecified damages for alleged breach of contract and injunctive relief and is asserting a claim against Federal Insurance Company for $18.5 million, which represents the face amount of a performance bond delivered to the CSL in July 1992 on behalf of HISI. The CSL alleges that HISI failed to perform its obligations under this contract by failing to timely deliver a fully operational system in accordance with the contract requirements and seeks an injunction for the return of certain goods and confidential and proprietary data.

On May 7, 1993, HISI filed a cross-complaint against the CSL seeking compensatory and general damages in an amount not less than $65 million and special and consequential damages in an amount not less than $100 million. HISI alleges that the CSL breached the contract by its failure to act in good faith and according to the contract terms, breached an express and implied warranty regarding the contract scope of work, breached the express and implied covenant of good faith and fair dealing under the contract, and seeks recovery of the reasonable value of the labor and materials expended on behalf of the CSL based on the theory of quantum meruit and unjust enrichment. HISI also seeks a judicial determination of its rights and duties under the contract and California law.

On July 14, 1995, the CSL and HISI jointly announced a renewed business agreement which allows the litigation between the parties to be settled pending execution of the terms of the contract. On November 9, 1995, the CSL and HISI finalized the terms of the reinstated contract. The final settlement and reinstated contract are conditioned upon the trial court's approval, which the parties are currently seeking.

The contract to be reinstated calls for HISI to install its system to automate the processing of instant lottery tickets. The CSL will purchase 6,700 terminals, related security hardware and various software applications developed to support the system, at a cost of $25,000,000. The Company will record the financial impact of this settlement, less related legal expenses and the additional costs to be incurred by the Company to complete and install the terminals, in the quarter in which the settlement is approved by the court. The CSL will initially install a minimum of 6,000 terminals with HISI retaining an option to install up to 4,000 additional terminals, with CSL approval. HISI is also guaranteed to receive 66 months of revenue for each of the 6,000 terminals at the rate of 5% on each dollar of lottery ticket sales occurring from each terminal. If HISI completes the system and acceptance testing within specified dates, an incentive payment of up to $4,000,000 may be earned. HISI and the CSL have established an oversight committee and engaged an independent technical advisor who will consult in the design and implementation of acceptance testing and start-up activities.

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

5.  ACQUISITIONS AND DIVESTITURES:

During the first nine months, the Company acquired substantially all of the assets and business operations of five businesses: Vallance and Associates, Inc. (in the Insurance Services segment); Medical Review Systems, L.P. (in the General Services segment); UCB Services, Inc. (in the Credit Services segment); TecniCob S.A. (in the Payment Services segment); and The Infocheck Group (in the International segment). These acquisitions had an aggregate purchase price of $28,045,000, and the Company also assumed liabilities of approximately $32,765,000 associated with these transactions. They were accounted for as purchases, with $31,126,000 allocated to goodwill and $14,494,000 to other assets (primarily software). They were purchased using a combination of cash totaling $14,676,000 and long-term financing from sellers of $13,369,000. Their results of operation have been included in the consolidated statement of income from their respective dates of acquisition and were not material to the results of operation of the Company for the quarter or nine months ended September 30, 1995.

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

During the third quarter of 1995, the Company divested of two market research businesses from the General Information Services segment, Elrick & Lavidge and Quick Test. Cash proceeds from these sales totalled $14,868,000 and resulted in a gain of $847,000, recorded in other income.

6.  SUBSEQUENT EVENTS:

In addition to the $200 million share repurchase authorization discussed in Note 2, in October 1995, the Company's Board of Directors approved a two-for-one stock split effective November 24, 1995 and also adopted a Share Repurchase Rights Plan ("Rights Plan").

The Rights Plan contains provisions to protect the Company's shareholders in the event of an unsolicited offer to acquire the Company, including offers that do not treat all shareholders equally, the acquisition in the open market of shares constituting control without offering fair value to all shareholders, and other coercive, unfair or inadequate takeover bids and practices that could impair the ability of the Board of Directors to represent shareholders' interests fully. Pursuant to the Rights Plan, the Board of Directors declared a dividend of one share purchase right (a "Right") for each outstanding share of the Company's Common Stock, with distribution to be made to shareholders of record as of November 24, 1995. The Rights, which will expire in November 2005, initially will be represented by, and trade together with, the Company's common stock.
The Rights are not currently exercisable and do not become exercisable unless certain triggering events occur. Among the triggering events is the acquisition of 20% or more of the Company's common stock by a person or group of affiliated or associated persons. Unless previously redeemed, upon the occurrence of one of the specified triggering events, each Right that is not held by the 20% or more shareholder will entitle its holder to purchase one share of common stock or, under certain circumstances, additional shares of common stock at a discounted price.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION


Results of Operations - (third quarter and first nine months of 1995 compared to the third quarter and first nine months of 1994)

Revenue for the third quarter and first nine months increased 15% and 18% respectively over the comparable periods of 1994. Excluding the effects of noncomparable items (acquisitions, divestitures, and the sale of certain insurance related product lines within Canada) revenue increased 9% in both periods. Operating income increased in the third quarter and first nine months by 19% and 22% respectively, primarily the result of continued revenue growth in higher margin business units and on-going expense controls throughout the organization. Acquisitions accounted for six percentage points of the third quarter increase and four percentage points of the year-to-date increase in operating income but were slightly dilutive to net income and net income per share in both periods due to increased interest expense and average shares outstanding.

Operating revenue and operating income by industry segment for the third quarter and first nine months of 1995 and 1994 are as follows:


(In thousands)                          Third Quarter            Nine months
                                     --------------------  ------------------------

Operating Revenue:                     1995       1994         1995         1994
------------------                   --------   --------   ----------   ----------
   Credit Information Services       $122,275   $112,878   $  354,684   $  333,421
   Payment Services                    72,645     62,599      202,354      169,340
   Insurance Information Services     130,362    113,603      389,900      334,723
   International Operations            55,532     37,563      154,663       92,757
   General Information Services        31,213     32,644      102,025       91,092
                                     --------   --------   ----------   ----------

                                     $412,027   $359,287   $1,203,626   $1,021,333
                                     ========   ========   ==========   ==========

Operating Income (Loss):
------------------------
   Credit Information Services       $ 45,367   $ 39,742   $  129,926   $  112,727
   Payment Services                    16,090     13,913       42,753       37,388
   Insurance Information Services      11,353      5,569       32,052       15,154
   International Operations             7,939      4,169       14,726       12,880
   General Information Services        (3,858)    (1,174)      (9,435)      (5,041)
                                     --------   --------   ----------   ----------
   Operating Contribution              76,891     62,219      210,022      173,108
   General Corporate Expense          (10,791)    (6,640)     (27,169)     (22,719)
                                     --------   --------   ----------   ----------

                                     $ 66,100   $ 55,579   $  182,853   $  150,389
                                     ========   ========   ==========   ==========

The following discussion analyzes operating results by industry segment, general corporate expense and consolidated other income, interest expense and effective income tax rates.

Credit Information Services
---------------------------

Revenue in Credit Information Services, which includes Credit Reporting Services, Mortgage Information Services, and Risk Management Services, increased 8% in the third quarter and 6% in the first nine months. Credit Reporting Services revenue was up 7% in the quarter and 8% year-to-date. The increases in both periods were driven by prescreening business for credit card issuers and increased business in the automotive and utilities industries. Business from the national credit card industry, which was down slightly in the third quarter, also contributed to the year-to-date revenue increase. Pricing pressures continue within Credit Reporting Services but volume growth also continues to more than offset the price declines. Revenue in Risk Management increased 14% in the quarter and 10% year-to-date, while Mortgage Information Services revenue, exclusive of a 1995 acquisition, declined 16% in the quarter and 33% in the first nine months.

Operating income increased 14% in the third quarter and 15% year-to-date. These increases were primarily attributable to the revenue growth within Credit Reporting Services and continued expense management.

Payment Services
----------------

Revenue increased 16% in the quarter and 19% in the first nine months, with the third quarter 1994 acquisitions of First Security Processing Services (FSPS) and FBS Software accounting for five percentage points of the year-to-date increase. Within Card Services, revenue was up 22% in the quarter and 27% in the first nine months, with the FSPS acquisition accounting for seven percentage points of the year-to-date increase. Revenue growth within Card Services was due primarily to increased processing of cardholder and merchant transactions. Within Check Services, revenue increased 7% in the quarter and 8% year-to-date, due to increases in the volume of checks guaranteed. At the end of the third quarter 1995, one of Check Services larger customers began authorizing its own checks in-house, and another large customer gave notification that it will begin authorizing its own checks beginning January 1996. Consequently, Check Services fourth quarter 1995 revenue is expected to be flat versus 1994, and 1996 annual revenue is expected to decline slightly from 1995.

Excluding the effects of noncomparable acquisitions, Payment Services operating income increased 16% in the quarter and 13% in the first nine months. These increases were driven by profit growth within Card Services totaling 29% in the quarter and 26% year-to-date due to the operating leverage achieved with the revenue growth. Within Check Services operating income declined 10% in the quarter and 2% year-to-date, due primarily to higher third quarter 1995 labor expenses associated with the check approval process and increased selling expenses.

Insurance Information Services
------------------------------

Third quarter and year-to-date revenue increased 15% and 16% respectively, with motor vehicle registry revenue (the fee charged by states for their records, which the Company passes on to its customers) accounting for about four percentage points of each period's increase. Acquisitions accounted for another six percentage points of the third quarter revenue increase and seven points of the year-to-date increase. Data Services revenue increased 7% in the third quarter and 10% year-to-date as unit gains in most product lines were partially offset by lower average prices. Field Services revenue increased 3% in the third quarter and 4% year-to-date, primarily the result of unit volume growth in several products. Commercial Specialist revenue (excluding the Valance acquisition) improved 14% in the quarter and 8% year-to-date, while CUE U.K., a database product for the U.K. insurance industry introduced late in the fourth quarter of 1994, had modest revenues in each of the first three quarters of 1995.

Operating income improved $5.8 million in the quarter and $16.9 million year-to-date, with acquisitions contributing $1.6 million and $5.5 million to the respective period's increase. The remaining increase was due primarily from operating leverage achieved within Data Services, cost controls within Field Services, and improvement in CUE U.K.

International Operations
------------------------

International Operations revenue, adjusted for noncomparables (acquisitions and the second quarter 1995 sale of the Canadian field services insurance products business), increased 1% in the quarter and 4% in the first nine months. In local currency, excluding noncomparables, Equifax Europe's revenues were up 1% in the quarter and 9% year-to-date, while Canadian revenues declined 1% in both periods. Within Equifax Europe, a 6% increase in Credit and Marketing Services third quarter revenue was partially offset by a 3% decline in check guarantee revenue. For the first nine months, Credit and Marketing Services revenue increased 13% while check guarantee revenue increased 5%. The decline in Canadian revenue in both periods resulted from lower revenues within Credit Services due primarily to the sluggish Canadian economy.

Operating income for this segment increased $3.8 million in the quarter and $1.8 million in the first nine months. The increase in the third quarter was due primarily to improved profits within Equifax Europe as operating efficiencies resulting from the integration of the Infolink acquisition began to be realized. The second quarter 1995 sale of the Canadian field services insurance products business, which posted a loss in the third quarter of 1994, also contributed to this segment's operating income increase in the quarter. Year-to-date operating income growth was tempered by higher integration costs incurred in the first six months of 1995 related to the 1994 acquisitions of Infolink and Canadian Bonded Credits. Lower profits from Canadian Credit Services resulting from the revenue decline also tempered this segment's operating income growth in both periods.

General Information Services
----------------------------

Excluding the effects of noncomparable acquisitions and the divestitures of two marketing companies during the third quarter of 1995 (see Note 5), General Information Services revenue increased 12% in the third quarter and first nine months, with both Healthcare Services and Marketing Services revenues increasing approximately 12% in each period.

This segment's operating loss increased $2.7 million in the quarter and $4.4 million year-to-date, due primarily to higher expenses associated with Healthcare acquisitions and Medical Credentials Verification Services (MCVS), a database product introduced in the fourth quarter of 1994 which allows managed
care organizations and hospitals to verify physician credentials.   Revenues
from MCVS have not met expectations in 1995 and this product will not be profitable in 1995. The direction of MCVS is currently under review by management.

General Corporate Expense
-------------------------

The quarter and year-to-date increase in General Corporate Expense was due primarily to higher performance share plan expense, driven by the Company's higher share price.

Other Income, Interest Expense and Effective Income Tax Rates
-------------------------------------------------------------

The increase in other income in the third quarter was attributable to the gain from sale of businesses (Note 5) partially offset by lower investment income within Canada. The year-to-date increase is due to the gain on sale of businesses and several other non-recurring items.

The increase in interest expense reflects higher levels of borrowings due to acquisitions and share repurchases.

The effective income tax rate declined from 42.4% to 39.7% in the third quarter, and from 41.8% to 40.7% year-to-date. These declines were due primarily to a change in the expected 1995 income tax rate based upon additional information obtained from recently filed returns, and changes in assumptions related to state income tax rates and estimated taxes related to foreign operations.

                              FINANCIAL CONDITION

The Company's financial condition remained strong during the first nine months of 1995. Working capital increased $11.7 million to $87.5 million, while net cash provided by operations declined from $104.5 million to $95.4 million, reflecting increased 1995 disbursements for accrued income taxes and other year-end 1994 items. Normal capital expenditures and dividend payments were met with these internally generated funds.

Other significant outlays in the first nine months included $71.9 million of treasury stock purchases (Note 2), $14.6 million for 1995 acquisitions (Note 5), $8.7 million in payments related to 1994 acquisitions, and $10.0 million to provide financing to PCN (Note 5). These items were principally financed by an increase in both short-term and long-term debt, proceeds from the sale of businesses (Note 5), proceeds from the exercise of stock options, and excess cash from operations.

Capital expenditures for the remainder of 1995 are currently projected to be approximately $13 million, exclusive of acquisitions. Additional expenditures are possible as opportunities arise. As of September 30, 1995, including the Board of Directors additional authorizations in October 1995 (Note 2), approximately $218 million remains authorized under the Company's share repurchase program.

The remaining 1995 capital expenditures should be met with internally generated funds. In August 1995, the Company structured a new revolving credit facility with eight banks totaling $550 million, replacing its old $450 million facility. At September 30, 1995 $470 million was available under the new facility; which remains available to fund future capital requirements, including the possible purchase of the CSC collections and credit reporting businesses (Note 3). The Company is also beginning to investigate additional long-term notes to finance the potential share repurchases associated with the Board of Directors authorization in October 1995 (Note 2). Management feels that the Company's liquidity will remain strong in both the short-term and long-term, and that the Company has sufficient debt capacity to finance all of these requirements, if necessary.


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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Equifax Inc.:

We have reviewed the accompanying interim consolidated balance sheet of EQUIFAX INC. (a Georgia corporation) AND SUBSIDIARIES as of September 30, 1995 and the related interim consolidated statements of income for the nine-month and three-month periods ended September 30, 1995 and 1994, shareholders' equity for the nine-month period ended September 30, 1995, and cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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



Atlanta, Georgia
November 10, 1995

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

Reference is made to information reported in Note 4 of the Notes to Consolidated Financial Statements, included in Part I of this report.

Item 5.     Other Information
-------     -----------------

Reference is made to information reported in Notes 1, 2, 3, 5 and 6 of the Notes to Consolidated Financial Statements, included in Part I of this report.

Item 6.     Exhibits and Reports on Form 8-K
-------     --------------------------------

(a)  Exhibits

     15     Letter from Arthur Andersen LLP, dated November 10, 1995.

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


                                        EQUIFAX INC.
                                        ------------
                                        (Registrant)



Date:  November 13, 1995                /s/ C. B. Rogers, Jr.
     -----------------------            ----------------------------
                                        C. B. Rogers, Jr., Chairman
                                        and Chief Executive Officer

Date:  November 13, 1995                /s/ P. J. Mazzilli
     -----------------------            ----------------------------
                                        P. J. Mazzilli
                                        Chief Accounting Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit               Description of Exhibit
-------               ----------------------

  15                  Arthur Andersen LLP
                      Letter dated November 10, 1995

  27                  Financial Data Schedule