Form 10-K405
period 1995-12-31
EQUIFAX INC
filed 1996-04-01
CIK 33185

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        12-31-95
                           --------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                             TO
                               ---------------------------

COMMISSION FILE NUMBER       1-6605
                       ----------------

                                  EQUIFAX INC.
                                  ------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               GEORGIA                                          58-0401110
- ----------------------------------                           ------------------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION                                IDENTIFICATION NO.)

                        P.O. BOX 4081
          1600 PEACHTREE ST., N.W., ATLANTA, GA                    30302
     ------------------------------------------------         --------------
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

Registrant's telephone number, including area code             (404) 885-8000
                                                               --------------

                                                 NAME OF EACH EXCHANGE ON
               TITLE OF EACH CLASS                  WHICH REGISTERED
               -------------------              ------------------------
                  COMMON STOCK
               ($1.25 PAR VALUE)                  NEW YORK STOCK EXCHANGE
               -----------------                  -----------------------

Securities registered pursuant to Section 12(g) of the Act:         NONE
                                                             -----------------
                                                             (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (SECTION 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, COMPUTED BY REFERENCE TO THE CLOSING SALES PRICE ON THE NEW YORK STOCK EXCHANGE ON MARCH 25, 1996: $3,069,822,235.

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

               CLASS                       OUTSTANDING AT MARCH 25, 1996
               -----                       -----------------------------
    COMMON STOCK, $1.25 PAR VALUE                   153,621,594
    -----------------------------                   -----------

                      DOCUMENTS INCORPORATED BY REFERENCE

THE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 1, 1996, IS INCORPORATED BY REFERENCE, TO THE EXTENT INDICATED UNDER ITEMS 10, 11, 12, AND 13, INTO PART III OF THIS FORM 10-K.

                                  EQUIFAX INC.

                                     PART I

ITEM 1.   BUSINESS
- ------------------

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

     In January 1993, the Company implemented an open market stock repurchase program. During 1995, the Company repurchased approximately 6,847,000 shares at a cost of $132,668,000.

     In December 1995, the Company, through its subsidiary Equifax South America, Inc., purchased an additional 25 percent interest in DICOM S.A., a Chilean credit reporting company, headquartered in Santiago, Chile. This purchase increased the Company's ownership to 50 percent. DICOM S.A. provides credit information services in Chile, Columbia and Peru.

     In July 1995, the Company acquired Tecnicob S.A., a French credit card processing software company headquartered in Paris, France. This operation is owned by Equifax Europe (U.K.) Ltd.

     In July 1995, the Company acquired The Infocheck Group Limited, a provider of commercial credit referencing services in the United Kingdom. This operation, headquartered in Godmersham, Canterbury, is owned and operated by Equifax Europe (U.K.) Ltd.

     Also, in July 1995, the Company through its subsidiary Equifax Europe Ltd., entered into an agreement with ASNEF-Equifax, the Company's Spanish joint venture, and Association of Financial Companies, a Portuguese credit reporting company, to provide the first automated credit reporting services in Portugal.

     In April 1995, the Company acquired UCB Services, Inc., a provider of mortgage credit reports, which is located in Glen Ellyn, Illinois, a suburb of Chicago. These operations are owned and operated by Equifax Credit Information Services, Inc.

     In March 1995, the Company acquired Medical Review Systems, Inc., an Atlanta, Georgia based healthcare cost containment company. These operations are operated by Equifax Healthcare Information Services, Inc.

     In February 1995, the Company acquired Vallance and Associates, Inc., a commercial inspection services company, located in Westerville, Ohio. These operations are owned and operated by Equifax Services Inc.

     Reference is made to industry segment information reported in Note 11 of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report, which is hereby incorporated by reference.

    A description of the products or services provided by each industry segment as captioned in the aforementioned information, together with information regarding the companies included within each segment, is as follows:

Credit Services Segment
- -----------------------

    This segment includes Equifax Credit Information Services, Inc. and its wholly-owned subsidiary Credit Northwest Corporation, and Equifax Marketing Decision Systems, Inc.

    The Company's principal class of service for this segment is informational services for consumer credit report purposes. Customers include retailers, banks, financial institutions, utilities, petroleum companies, travel and entertainment card companies, auto finance and leasing firms, educational institutions and mortgage lenders. In 1995, this class of service accounted for 19.0% of the Company's total operating revenue, as compared with 20.9% in 1994, and 23.6% in 1993.

    Companies in this segment primarily furnish consumer credit services, but also provide decision support and credit management services designed to meet specific customer needs. This includes consumer credit reporting information, risk management, collection services, locate services, fraud detection and prevention, credit card marketing programs, database marketing and database management systems, mortgage loan origination information, pc-based marketing systems, geo-demographic systems, mapping tools and modeling and analytical services, both domestically and internationally. These companies distribute information to customers through automated delivery, utilizing telephone transmission facilities.

    The Company's consumer credit services operations, including non-owned affiliate bureaus, compete with two other large automated credit reporting organizations - TRW Credit Data and Trans Union Corporation. There are also numerous smaller local bureaus in this field.

Payment Services Segment
- ------------------------

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

    The Company's principal class of service for this segment is check guarantee and check verification services. In 1995, this class of service accounted for 8.6% of the Company's total revenue, as compared with 9.3% in 1994 and 10.1% in 1994.

    These companies provide check guarantee services as well as credit card marketing enhancements and credit and debit card processing services to merchants and financial institutions. These services include on-line guarantees or verification of checks written at the point of sale, credit card and debit card processing for small to medium-size banks, credit unions, and other financial institutions, flexible credit card marketing enhancements, and software products for credit card, merchant and collection processing.

    Companies in this segment are leading providers of their products and services in the U.S. although competition is considerable.

    Business in this segment is seasonal to some extent. The volume of check payment services is highest during the Christmas shopping season and during other periods of increased consumer spending.


International Operations Segment
- --------------------------------

    This segment consists of Acrofax Inc.; Equifax Canada Inc. and its wholly-owned subsidiaries Equifax Canada (AFX) Inc. and Telecredit Canada, Inc.; Equifax Europe (U.K.) Ltd.; Equifax Europe Ltd, UAPT-Infolink plc; Equifax South America, Inc.; and Tecnicob, S.A. Also included in this segment are Transax (50.1%)
owned) and Scorex (U.K.) Ltd. (49% owned); ASNEF-Equifax (49% owned); Organizacion Veraz (33.3% owned); and DICOM (50% owned).

     The Company's principal class of service for this segment is consumer credit reporting. In 1995, this class of service accounted for 6.3% for the Company's total operating revenue, as compared with 6.2% in 1994 and 6.0% in 1993.

     The companies in this segment primarily provide consumer credit services, but also provide other financial services. In Canada, financial services include automated business and consumer credit information, accounts receivable and collection and check guarantee services. In the U.K., consumer and commercial credit reporting, credit scoring, modeling services and check guarantee and electronic authorization services are provided. In Spain and Argentina, technology and expertise are provided to enhance credit information services. In Chile, commercial, financial and medical information services are provided.

     Equifax Canada Inc. is clearly the market leader in providing consumer credit in Canada. Telecredit Canada, Inc. faces strong competition. In the U.K., CCN, a subsidiary of Great Universal Stores, PLC holds the majority share of the consumer credit market, while Transax is the check guarantee market share leader. ASNEF-Equifax is a leader in providing credit information services in Spain. Veraz is the leading information providers in Argentina, while DICOM is the leading provider in Chile, Columbia and Peru.


Insurance Services Segment
- --------------------------

     This segment consists of various business units of Equifax Services Inc.; Osborn Laboratories, Inc.; The Kit Factory, Inc.; Mid-American Technologies, Inc.; and Programming Resources Company.

     The Company's principal class of service for this segment is providing information for insurance underwriting purposes. In 1995, this class of service accounted for 26.4% of the Company's total operating revenue, as compared with
25.9 in 1994 and 25.8% in 1993.

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

General Information Services Segment
- ------------------------------------

     This segment consists of Equifax Healthcare Information Services, Inc.; Equifax Healthcare EDI Services, Inc.; HealthChex, Inc.; Health Economics Corporation; Equifax Government & Special Systems, Inc.; and High Integrity Systems, Inc.

     The Company's principal class of service for this segment is providing healthcare information services. In 1995, this class of service accounted for 4.0% of the Company's total operating revenue, as compared with 3.9% in 1994 and 3.2% in 1993.

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

     Equifax Healthcare Information Services, Inc., HealthChex, Inc., Equifax Healthcare EDI Services, Inc., and Health Economics Corporation provide services to health care providers (hospitals and physicians), managed care organizations, health plan managers, insurers, purchasers and payers of group health coverage and governmental agencies.

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

================================================================================

     The principal methods of competition for the Company are price, scope, speed and ease of service and reliability of the information furnished.

     None of the Company's segments is dependent on any single customer, and the Company's largest customer provides less than 10% of the Company's total revenues.

     The Company had approximately 14,200 employees, as of December 31, 1995.


ITEM 2.   PROPERTIES
- --------------------

     The Company is in a service industry and does not own any mines, extractive properties or manufacturing plants. Thus, an understanding of the Company's property holdings is not deemed to be material to an understanding of the Company's business taken as a whole.

     The Company owns a total of four office buildings, one of which is located in La Habra, California and the other three located in England - one each in London, Corsham and Salisbury. The Company also owns two office/laboratory facilities, one of which with an adjoining 1.27 acres of vacant land, in a suburb of Kansas City, Olathe, Kansas. These office/laboratory facilities are utilized by the Company's subsidiary, Osborn Laboratories, Inc.

    The Company ordinarily leases office space of the general commercial type for conducting its business and is obligated under approximately 378 lease and other rental arrangements for its headquarters and field locations. The Company's operating leases involve principally office space and office equipment. Rental expense relating to these leases was $46,898,000 in 1995, $46,534,000 in 1994 and $40,798,000 in 1993. In March 1994, the Company sold and leased back under operating leases certain land and buildings. The net sales price of $55.1 million approximated the net book value of the related assets.

Future minimum payment obligations for noncancelable operating leases exceeding one year are as follows as of December 31, 1995:

(In thousands)     Amount
- ----------------  --------
1996               $38,201
1997                32,312
1998                27,260
1999                21,315
2000                18,697
Thereafter          95,248
                   -------
 $233,033
        ========

ITEM 3.   LEGAL PROCEEDINGS
- ---------------------------

Reference is made to Lottery Contract Dispute, Litigation and Settlement Information reported in Note 3 of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report, which is hereby incorporated by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------

The Company's executive officers, as of March 25, 1996, are listed below, with certain information relating to each of them:

                                                                               Executive
           Name and Position                                                    Officer
             With Company                                             Age        Since
           -----------------                                          ---      ---------
D. W. McGlaughlin, President and Chief Executive Officer*               59        1989

Thomas F. Chapman, Executive Vice President*                            52        1991

J. C. Chartrand, Executive Vice President*                              61        1986

D. V. Smith, Executive Vice President                                   41        1990

D. J. Kohl, Senior Vice President                                       39        1995

D. U. Hallman, Senior Vice President and Chief Financial Officer        54        1991

J. T. Chandler, Corporate Vice President                                48        1995

R. F. Haygood, Corporate Vice President                                 48        1993

T. H. Magis, Corporate Vice President, Secretary and General Counsel    55        1991

P. J. Mazzilli, Corporate Vice President & Controller                   55        1995

M. E. Zakas, Corporate Vice President and Treasurer                     37        1995

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

  Messrs. McGlaughlin, Chapman and Chartrand have each served as an officer of the Company for at least five years. Messrs. Smith, Magis, Hallman and Haygood have served in various executive capacities with the Company or its subsidiaries for more than five years before becoming an officer.

  Mr. Kohl, prior to his election as Senior Vice President in July 1995, served as an executive in the Company's healthcare information services group since 1993. Prior to joining the Company, he served as corporate vice president for operations at Healthdyne, Inc., a home healthcare services company. Before this, he served two years as president of HMSS, Inc., a home infusion therapy company and three years as chief operating officer of Abbey Healthcare, Inc., a home healthcare services company.

  Ms. Zakas, prior to her election as Corporate Vice President and Treasurer in January 1996, served as Corporate Vice President-Investor Relations since October 1995. Prior to that, she served as Vice President and Director of Investor Relations of the Company since September 1993. Prior to that, she served at Holiday Inn Worldwide, an international hotel chain, as Director-Strategic Planning and Analysis from 1992-1993 and as Director-Project Finance from 1991-1992. From 1984 until 1991, she worked at Morgan Stanley and Co., an investment banking firm, in the areas of capital market services and corporate finance.

  Mr. Chandler, prior to his election as Corporate Vice President in October 1995, served as Vice President-Compensation and Benefits Administration. Before joining the Company in 1991, he served as vice president of executive compensation and benefits for C&S/Sovran Corporation, a national bank, now known as NationsBank, N.A., for a period of four years.

  Mr. Mazzilli, prior to his election as Corporate Vice President and Controller in October 1995, served as Vice President and Controller of the Company since 1992. Before joining the Company in 1992, he served as Vice President, Management Services for the Equitable Life Insurance Company for a period of six years.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
- -------  -----------------------------------------------------
      STOCKHOLDER MATTERS
      -------------------

The Company's common stock is listed and traded on the New York Stock Exchange, which is the principal market on which said stock is traded.

DIVIDENDS PER SHARE

Quarter                 1990    1990    1992    1993    1994    1995
- ---------------------  ------  ------  ------  ------  ------  ------
First                  $0.060  $0.065  $0.065  $0.070  $0.070  $0.078
Second                  0.060   0.065   0.065   0.070   0.078   0.078
Third                   0.060   0.065   0.065   0.070   0.078   0.078
Fourth                  0.060   0.065   0.065   0.070   0.078   0.083
- ---------------------  ------  ------  ------  ------  ------  ------
Annual                 $0.240  $0.260  $0.260  $0.280  $0.303  $0.315
- ---------------------  ------  ------  ------  ------  ------  ------

STOCK PRICES

- -------------------------------------------------------------------------------
(In Dollars)            1992           1993            1994            1995
- -------------------------------------------------------------------------------
                    High    Low    High     Low    High     Low    High     Low
First Quarter      9.375   7.50  11.188  09.563  13.688  10.938      17  12.625
Second Quarter     9.688  7.188  10.500   8.688  15.188  11.563    17.5  15.313
Third Quarter      8.563  7.188  13.063   9.875  15.125  13.375  21.063  16.313
Fourth Quarter    10.313  7.313  13.688  11.438   15.25  12.000   21.75      18
Year              10.313  7.188  13.688   8.688   15.25  10.938   21.75  12.625

     As of March 25, 1996, there were approximately 9,508 holders of record of the Company's common stock.

ITEM 6.   SUMMARY OF SELECTED FINANCIAL DATA
- --------------------------------------------


PART I (1995 - 1992)

(Dollars in thousands, except per share amounts)
- --------------------------------------------------------------------------------------------------------------
Year ended December 31                                       1995           1994           1993           1992
- --------------------------------------------------------------------------------------------------------------

SUMMARY OF OPERATIONS
Operating revenue                                      $1,622,958     $1,421,996     $1,217,217     $1,134,333
Operating costs and expenses before unusual items       1,360,019      1,207,889      1,049,750        992,995
Unusual items                                                   -              -       (48,438)              -
                                                     ------------   ------------   ------------   ------------
Operating income                                          262,939        214,107        119,029        141,338
Other income                                                7,471          8,994          3,890          7,482
Interest expense                                         (21,172)       (15,624)       (10,923)        (4,029)
                                                     ------------   ------------   ------------   ------------
Income before income taxes and accounting changes         249,238        207,477        111,996        144,791
Provision for income taxes                                101,588         87,131         48,481         59,445
                                                     ------------   ------------   ------------   ------------
Income before accounting changes                          147,650        120,346         63,515         85,346
Cumulative prior years' effect of changes in
   accounting principles*                                       -              -              -              -
                                                     ------------   ------------   ------------   ------------
Net income                                               $147,650       $120,346        $63,515         $5,346
                                                     ============   ============   ============   ============
Dividends paid                                            $50,223        $47,161        $42,041        $42,770

PER COMMON SHARE DATA
Income before accounting changes                            $0.98          $0.81          $0.42          $0.52
Cumulative prior years' effect of changes in
   accounting principles                                        -              -              -              -
                                                     ------------   ------------   ------------   ------------
Net income                                                  $0.98          $0.81          $0.42          $0.52
                                                     ============   ============   ============   ============

Dividends                                                  $0.315         $0.303         $0.280         $0.260
Weighted average common shares outstanding            151,357,000    148,608,000    150,114,000    163,918,000

BALANCE SHEET DATA
Assets at December 31                                  $1,053,695     $1,021,174       $731,201       $708,882
Long-term debt at December 31                            $302,665       $211,967       $200,070       $191,749
Shareholders' equity at December 31                      $353,422       $361,859       $254,031       $257,990
Common shares outstanding at December 31              147,245,000    151,790,000    149,618,000    151,550,000

OTHER INFORMATION
Stock price per share at December 31                       $21.38         $13.19         $13.69         $10.31
Book value per share at December 31                         $2.40          $2.38          $1.70          $1.70
Market capitalization at December 31                   $3,147,362     $2,001,731     $2,047,896     $1,562,859
Number of employees at December 31                         14,200         14,200         12,800         12,400

* The 1991 accounting change is for SFAS No. 106, "Postretirement Benefits Other Than Pensions".
  The 1988 accounting change is for SFAS No. 96, "Accounting for Income Taxes".

PART II (1991 - 1988)

(Dollars in thousands, except per share amounts)
- --------------------------------------------------------------------------------------------------------------
Year ended December 31                                       1991           1990           1989           1988
- --------------------------------------------------------------------------------------------------------------

SUMMARY OF OPERATIONS
Operating revenue                                      $1,093,827     $1,078,753     $1,001,617       $894,482
Operating costs and expenses before unusual items         969,136        941,976        881,606        801,785
Unusual items                                            (32,044)       (21,793)       (14,656)       (27,669)
                                                     ------------   ------------   ------------   ------------
Operating income                                           92,647        114,984        105,355         65,028
Other income                                                8,128         11,055          9,712          5,648
Interest expense                                          (7,253)       (13,177)       (10,365)        (3,331)
                                                     ------------   ------------   ------------   ------------
Income before income taxes and accounting changes          93,522        112,862        104,702         67,345
Provision for income taxes                                 39,424         48,932         41,170         33,295
                                                     ------------   ------------   ------------   ------------
Income before accounting changes                           54,098         63,930         63,532         34,050
Cumulative prior years' effect of changes in
   accounting principles*                                (48,991)              -              -          5,400
                                                     ------------   ------------   ------------   ------------
Net income                                                 $5,107        $63,930        $63,532        $39,450
                                                     ============   ============   ============   ============
Dividends paid                                            $42,623        $35,823        $32,003        $22,948

PER COMMON SHARE DATA
Income before accounting changes                            $0.33          $0.39          $0.40          $0.22
Cumulative prior years' effect of changes in
   accounting principles                                   (0.30)              -              -           0.04
Net income                                                  $0.03          $0.39          $0.40          $0.26
                                                     ------------   ------------   ------------   ------------
Dividends                                                  $0.260         $0.240         $0.215         $0.195
                                                     ============   ============   ============   ============
Weighted average common shares outstanding            163,856,000    161,930,000    160,552,000    154,380,000

BALANCE SHEET DATA
Assets at December 31                                    $716,103       $754,279       $685,188       $528,287
Long-term debt at December 31                             $77,114       $143,050        $88,883        $30,169
Shareholders' equity at December 31                      $350,314       $373,306       $339,918       $297,914
Common shares outstanding at December 31              164,294,000    162,424,000    161,058,000    159,974,000

OTHER INFORMATION
Stock price per share at December 31                        $7.94          $8.13          $8.00          $6.78
Book value per share at December 31                         $2.13          $2.30          $2.11          $1.86
Market capitalization at December 31                   $1,304,084     $1,319,695     $1,288,464     $1,084,864
Number of employees at December 31                         13,400         14,200         13,900         13,500

* The 1991 accounting change is for SFAS No. 106, "Postretirement Benefits Other Than Pensions".
  The 1988 accounting change is for SFAS No. 96, "Accounting for Income Taxes".

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- -------   -------------------------------------------------
          CONDITION AND RESULTS OF OPERATION
          ----------------------------------

This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.


RESULTS OF OPERATIONS

Consolidated revenue for the year was $1.62 billion, an increase of $201.0 million or 14.1% over 1994. This increase is slightly less than the 16.8% increase in 1994, due primarily to the divestitures occurring in 1995. Revenue increased 7.9% in 1995 compared to 8.1% in 1994 after adjusting for acquisitions and divestitures (Note 2). Revenue growth in 1996, excluding 1996 acquisitions, should be slower than in 1995 or 1994, due to the full-year impact of 1995 divestitures and the slower pace of 1995 acquisitions over 1994.

Operating income of $262.9 million increased $48.8 million or 22.8% in 1995. In 1994, operating income increased $46.6 million before the 1993 unusual charge (discussed below). The improvements in both years are the result of revenue increases in the higher margin businesses as well as continuing expense controls throughout the organization. The operating income margin in 1995 was 16.2% compared to 15.1% in 1994. The gains in 1995 were achieved despite very competitive conditions both domestically and internationally, as well as investments in integrating acquisitions and new products. acquisitions and divestitures increased 1995 operating income by about 2.7 percentage points, but were slightly dilutive to net income and earnings per share due to higher interest cost and outstanding shares. The effects of acquisitions on operating income, net income and earnings per share were immaterial in 1994.

Earnings per share increased 21.0% to $.98 in 1995 from $.81 in 1994. For the year, the average shares outstanding increased 1.8% primarily due to stock issued in connection with 1994 acquisitions.

Net income was $147.6 million in 1995, an increase of 22.7% versus 1994's net income of $120.3 million. During the third quarter of 1993, the Company recorded an unusual charge of $48.4 million ($30.9 million after tax, or $.21 per share) to write down the assets of its subsidiary, High Integrity Systems, Inc. (HISI), and accrue for costs related to litigation with the California State Lottery. Equifax settled this litigation in July 1995, pending the execution of a reinstated contract, which was completed in November 1995
(Note 3).

Equifax received a $25 million payment from the California State Lottery during the fourth quarter 1995 in connection with the reinstatement of the lottery contract with HISI. The $25 million payment was partially offset by certain expenses associated with the contract, resulting in a net gain of $19.7 million.

In February 1996, Equifax's HISI announced that it had signed a subcontract with GTECH for services on its California lottery contract. Under the agreement, HISI subcontracted many of its obligations under the reinstated contract to GTECH. In connection with this subcontract, Equifax received $58 million which will be recognized as revenue net of related expenses over the 66-month life of the contract.

Also, during the fourth quarter, the Company provided for certain restructuring charges in the operating groups totaling $19.6 million, in connection with reduced staffing levels, lease terminations and the discontinuance of a certain product line.

There are five reporting segments: Credit Services, Payment Services and International Operations

(comprising the Financial Services Group), Insurance Services, and General Information Services. These segments generally follow the Company's internal management organization and are based on similarities in product lines and industries served. The following discussion analyzes (1) revenue and operating income by the five segments, (2) general corporate expense, (3) consolidated other income, interest expense and effective income tax rates and (4) financial condition. Note 10 breaks out the segment results by quarter for 1995 and 1994.

Credit Services
- ----------------------------------------------------------------------------
(in millions)                                     1995       1994       1993
- ----------------------------------------------------------------------------
Revenue                                         $512.7     $476.4     $427.8
Operating income*                               $180.1     $149.9     $133.0

*before restructuring charge of $3.2 million in 1995 (Note 9)

Credit Services is part of Financial Services Group and comprises Credit Reporting Services, Risk Management Services, Equifax National Decision Systems and Mortgage Services. Revenue growth in Credit Services was 7.6% in 1995, compared to 11.4% in 1994. Acquisitions accounted for 0.7 percentage points of the 1995 revenue increase and 5.6 percentage points of the 1994 revenue increase.

The revenue increase in 1995 was driven by Credit Reporting Services as a result of growth in its prescreening business for credit card issuers, as well as volume growth in the utilities, mortgage, national credit card and automotive industries. Improved quality and turnaround time allowed Equifax to gain market share in the competitive business of prescreening for credit card applicants. Pricing pressure continues within Credit Reporting Services. As a result, unit prices modestly declined. However, unit volume increases more than offset declines, and market share growth continued. Pricing pressures are expected to persist, but volume growth is expected to continue to more than offset declines. Credit Reporting Services continues to provide new services and products, such as Decision Power, which contributed to the revenue growth in 1995 and are expected to make an even greater contribution in 1996.

Revenue in Risk Management Services increased 11.5% as a result of new customers from the outsourcing of many collections operations in the telecommunications and national credit card industries. Revenue also increased as a result of increased government student loan business.

National Decision Systems introduced several new products in 1995. the most significant is expected to be those of Business Geometrics, which did incur development expenses in 1995. Despite these costs, operating income in National Decision Systems increased slightly for the year.

During the second quarter, UCB Services was acquired and integrated with Mortgage Services. Driven by falling interest rates, the mortgage lending industry had an unusually high level of activity over the last several months of the year, although for the year, revenue in Mortgage Services decreased 14.9%. Production volume remained strong, and the industry continues to move to UCB Services' main lower-priced automated product.

Operating income increased 20.2% in 1995 following a 12.7% increase in 1994. These increases were driven by revenue growth, operating leverage and ongoing expense management. This segment reported continued margin increases.

During the fourth quarter of 1995, a restructuring charge of $3.2 million was recorded primarily to reduce fixed expenses associated with Mortgage Services, reflecting the increasingly automated nature of the marketplace. The charge was taken to consolidate the number of offices from seven to three and reduce staffing levels.

Payment Services
- ----------------------------------------------------------------------------
(In millions)                                   1995        1994        1993
- ----------------------------------------------------------------------------
Revenue                                       $284.4      $246.6      $210.4
Operating income*                             $ 64.0      $ 57.5      $ 51.9

*before restructuring charge of $0.5 million in 1995 (Note 9)

Payment Services is part of Financial Services and consists of Check Services, Card Services and FBS Software. Revenue increased 15.3% in 1995, with 3.8 percentage points attributable to the 1994 acquisitions of First Security Processing Services (FSPS) and FBS Software. Check Services revenue increased 4.5%, while Card Services revenue increased 24.6%, with the FSPS acquisition accounting for 5.1 percentage points of the increase in Card Services' revenue. In 1994, Payment Services revenue increased 17.2% with 5.1 percentage points attributable to the acquisitions of FSPS and FBS Software. In 1994, Check Services revenue increased 8% and Card Services revenue, excluding FSPS, increased 18%.

The dollar amount of checks guaranteed by Check Services and the average discount rate remained unchanged versus 1994. At the end of the third quarter 1995, one of Check Services' larger customers began authorizing its own checks in-house. Consequently, Check Services' fourth quarter 1995 revenue declined versus 1994, and 1996 annual revenue and operating income are expected to decline slightly from 1995 results. Equifax had expected to lose another large customer beginning January 1996, however, the customer decided against authorizing its own checks. Nevertheless, the possibility remains that other customers could choose to move their check authorization in-house.

Growth within Card Services is attributable to the higher number of cardholder accounts processed, due to business from new customers (i.e., credit unions and IBAA member banks) that either converted to or began using Equifax Card Services credit and debit card processing services, as well as growth in processing of existing cardholder and merchant transactions. During 1994, a contract with IBAA Bancard Inc. was renewed and a contract with Card Services for Credit Unions, Inc. (CSCU) took effect, both for a five-year term with incremental revenue due to increased service levels provided. IBAA Bancard is a service of the IBAA Community Banking Network, a wholly-owned subsidiary of the Independent Bankers' Association of America (the "Association"). Through a processing agreement with Equifax Card Services, IBAA Bancard provides banks that are members of the association with a comprehensive credit and debit card program.

Payment Services operating income increased $6.5 million in 1995 versus a $5.6 million increase in 1994. Operating income in Check Services was down modestly, as a result of higher claims losses and higher operating and selling expenses.

Operating income for Card Services increased 33.8% in 1995, due to the operating leverage achieved with the strong revenue growth, as well as the FSPS acquisition. The increase in operating income for Payment Services in 1994 versus 1993 was driven primarily by higher profits resulting from higher revenue in Card Services.

In 1996, the Company expects continued strong growth in the Card Services area as a result of a growing customer base with the addition of banks and credit unions that are members of the IBAA and CSCU organizations. This growth will be tempered by an expected decline within Check Services. Payment Services is expected to record modest operating income growth in 1996, despite the expected decline within Check Services and one-time expenses associated with a major move to a new location in the Tampa area.

Insurance Services
- ----------------------------------------------------------------------------
(in millions)                                   1995        1994        1993
- ----------------------------------------------------------------------------
Revenue                                       $516.9      $453.4      $396.5
Operating income*                             $ 43.9      $ 18.5      $  5.5

*before restructuring charge of $9.2 million in 1995 (Note 9)

Revenue increased 14.0% in 1995 within Insurance Services versus an increase of 14.3% in 1994 as a result of the improved performance of all business units, acquisitions and increased MVR (Motor Vehicle Records) registry revenue. Insurance Services consists of Field Services, Data Services, Commercial Specialists, PRC, CUE UK and Osborn Laboratories. Revenue from Field Services, which includes Medical Products, Employment Services, Business Services and Claims Services, increased 3.1% in 1995 versus a decline of $3 million in 1994. The increase in 1995 is primarily the result of increased market share in Medical Products due to a changing competitive landscape and continued growth outside the traditional customer base in Employment and Business Services.

Revenue from Data Services products increased $5.7 million for 1995, despite competitive pricing pressure which is expected to continue in 1996. The Data Services revenue results were achieved through increased volume in most product lines and higher market share. MVR registry revenue was up $19.8 million in 1995 due to continued growth in MVR units, but at a lower rate than experienced in 1994. In 1994, unit growth in MVR Registry was primarily attributable to a new contract that was entered into in mid-1993 with a large property and casualty insurance company. Revenue in Commercial Specialists was up 5.7% for the year. PRC and Osborn Laboratories accounted for the balance of the revenue increase due to their inclusion for the full year in 1995 versus a partial year in 1994.

In 1995, operating income more than doubled to $43.9 million. This increase resulted from the strong performance of Data Services, cost controls within Field Services, continued improvement in CUE UK and Commercial Specialists, and the full year impact of 1994 acquisitions. Data Services posted an increase in operating income due to the leverage inherent with increased market share. In 1994, operating income for Insurance Services increased $13.0 million versus 1993 due primarily to the strong performance of Data Services and Commercial Specialists, the reduction in losses within Field Services and the impact of acquisitions.

The focus on expense reduction and cost management within Field Services continues to yield significantly improved results. Staffing levels are down by 15% over the last two years. Where applicable, services have been automatedor discontinued. The overall cost structure has been improved while experiencing a modest increase in revenue in 1995. The results are substantially improved versus 1994, as this unit was slightly profitable for the year. The Company believes that the continuation of these efforts is necessary as the demand for labor-intensive products continues to diminish.

CUE UK, a database product for the United kingdom's insurance industry, was developed pursuant to a contract signed in November 1993. Late in 1994, CUE Home was introduced, and, during the fourth quarter of 1995, CUE Motor became available. This business unit reported a profit in 1995, despite the developmental costs for CUE Motor, and its performance is expected to continue to improve in 1996.

During the fourth quarter, a charge of $9.2 million was taken, primarily in Field Services, to reduce staffing levels and bring fixed expenses in line with expected revenue levels. Technology initiatives have been targeted for field and home office systems improvement in 1996.

International Operations
- ----------------------------------------------------------------------------
(in millions)                                    1995        1994       1993
- ----------------------------------------------------------------------------
Revenue                                        $211.0      $143.4      $97.3
Operating income*                               $21.7       $16.5      $18.1

*before restructuring charge of $1.7 million in 1995 (Note 9)

International Operations consists of Credit Services and Payment Services operations in Europe (primarily in the United Kingdom) and Canada. Equifax also has Credit Services joint ventures in Europe and South America. Revenue for the year was up 47.2% in 1995, primarily due to significant acquisition activity which accounted for 42.7 percentage points of the 1995 revenue increase. In 1994, this segment's revenue was up 47.4% primarily due to acquisitions.

Canadian revenue, exclusive of acquisitions and the second quarter 1995 sale of the Canadian field services insurance products business, was down 2.2% in 1995. This resulted from lower revenues within Credit Reporting Services due primarily to the sluggish Canadian economy and increased competition. Canada cheque services continues to grow revenue and gain market share.

Revenue from European operations increased 12.0% in 1995 excluding acquisitions. During the third quarter, Equifax acquired the Infocheck Group, a U.K.-based commercial credit reporting company. the revenue gain in Europe in 1995 continued the trend of revenue growth due to market share gains in Credit Services.

Operating income for International Operations increased 31.7% in 1995 versus a decline of 8.9% in 1994 primarily due to improved results in Europe. Operations in Canada posted an operating income increase in 1995 as a result of the divestiture of its unprofitable field services insurance products business, partially offset by lower profits due to the revenue decline in Canadian Credit Reporting Services.

In Europe, operating efficiencies resulting from the integration of the Infolink acquisition began to be realized during the last half of 1995. The combination of Infolink and the existing credit reporting business has enhanced the value of our databases and created substantial savings by eliminating duplicate costs. The synergies from the combined businesses should result in continued cost savings in 1996 and beyond.

During the fourth quarter, a restructuring charge of $1.7 million was taken within Canadian operations to reduce staffing levels and other fixed expenses.

General Information Services
- ----------------------------------------------------------------------------
(in millions)                                    1995        1994       1993
- ----------------------------------------------------------------------------
Revenue                                         $97.9      $102.2      $85.2
Operating income (loss)*                      $(11.7)        $1.0    $(11.5)

*excludes income from lottery settlement of $19.7 million and restructuring charge of $4.4 million in 1995 and lottery contract provision of $48.4 million in 1993 (Notes 3 and 9)

This segment comprises recently-acquired healthcare operations, development projects, marketing services operations and HISI, the lottery subsidiary. The revenue decline in 1995 of $4.4 million is attributable to the divestitures of two marketing companies during the third quarter 1995, partially offset by acquisitions and growth within Healthcare Information Services. During the third quarter of 1995, Equifax sold Elrick & Lavidge and Quick Test, two of its marketing services companies. Equifax sold these two companies to focus better on its core businesses. Excluding the effects of non-comparable acquisitions and the divestitures of the two marketing companies, General Information Services' 1995 revenue increased 8.3%, with Healthcare Information Services increasing 6.4%. In 1994, revenue was up $17.0 million, largely due to acquisitions made during the year.

This segment's operating loss in 1995 was $11.7 million versus operating income of $1.0 million in 1994. The 1995 operating loss is due primarily to higher expenses associated with the integration of healthcare acquisitions and the development of Medical Credentials Verification Service (MCVS). MCVS is an internally developed database product which allows managed care organizations and hospitals to verify physician credentials. Revenues and profits from MCVS did not meet expectations in 1995, as market acceptance of this product was slower than expected. As a result, this product has been redefined and repriced, and MCVS is expected to see reasonable revenue growth, approaching break-even later in 1996. In 1994, the segment realized a one-time $4.2 million gain on the fourth quarter sale of its interest in FYI On-Line, a joint venture with MCI.

Healthcare Information Services is composed of Healthcare Administrative Services, Healthcare EDI Services, Healthcare Analytical Services, Healthcare Database Services (MCVS) and Government and Special Systems. In total, we expect the Healthcare Information Services business units to improve their performance in 1996; however, they are still expected to show a modest loss. We are optimistic that the need to reduce healthcare administrative costs and improve the quality of care drives opportunity for our Healthcare Information Services business units.

During the fourth quarter, Equifax received a $25 million payment from the California State Lottery in connection with the reinstatement of the lottery contract with Equifax's subsidiary, HISI. Partially offsetting this $25 million payment were expenses associated with the contract, resulting in a net gain of $19.7 million.

A restructuring charge of $4.4 million was taken during the fourth quarter largely to reduce staffing levels within Healthcare Information Services and to write off a discontinued product line.

General Corporate Expense
- ----------------------------------------------------------------------------
(in millions)                                        1995     1994      1993
- ----------------------------------------------------------------------------
Expense                                             $35.1    $29.2     $29.6

*before restructuring charge of $0.5 million in 1995 (Note 9)

General corporate expense increased $5.9 million in 1995, due primarily to higher performance share plan expense, driven by the Company's higher share price. General corporate expense was essentially flat in 1994.

Other Income, Interest Expense And Effective Income Tax Rates
- ----------------------------------------------------------------------------
(dollars in millions)                              1995       1994      1993
- ----------------------------------------------------------------------------
Other income                                       $7.5       $9.0      $3.9
Interest expense                                  $21.2      $15.6     $10.9
Effective income tax rate                         40.8%      42.0%     43.3%

Other income consists primarily of investment interest and dividends. Fluctuations between years was caused primarily by certain non-recurring items recorded in each of the years.

The increase in interest expense reflects the higher levels of borrowing due to acquisitions and share repurchases.

The effective tax rate of 40.8% in 1995 was lower than 1994's rate due in large part to a change in the mix of foreign income between tax jurisdictions with different effective tax rates. The effective tax rate of 42% in 1994 was lower than in 1993 due to the limited state income tax benefits related to the HISI write-off and operating losses in 1993.


FINANCIAL CONDITION

Equifax's financial condition remained strong in 1995. Net cash provided by operations was $159.9 million, compared with $162.6 million in 1994. Normal capital expenditures, working capital needs and dividend payments were all met with internally generated funds. Working capital increased $40.2 million during the year.

During 1995, the Company made acquisitions and equity investments totaling $28.8 million, $8.7 million in payments related to 1994 acquisitions, $10.0 million to provide financing to Physician Computer Network (PCN) (Note 2) and also repurchased 6.8 million of its own common shares in open market transactions totaling $132.7 million. These transactions were principally financed by a combination of $70.9 million net increase in long-term debt, excess cash generated from operations and existing cash reserves.

Capital expenditures for 1995, exclusive of acquisitions and the PCN financing, were $49.0 million. Capital expenditures for 1996 are projected to total approximately $91 million, but other expenditures are possible as new investment opportunities arise. Capital expenditures are expected to be higher in 1996 due to investments in new products and services, improved systems, and the Payment Services move to a new site in the Tampa area. Budgeted expenditures should be met with internally generated funds.

In August 1995, the Company structured a new revolving credit facility with eight banks totaling $550 million that will expire in the year 2000. It replaces the old $450 million facility. At December 31, 1995, $550 million was available under the new facility which remains available to fund future capital requirements, including the possible purchase of the CSC collections and credit reporting businesses (Note 8). The Company is also beginning to investigate additional long-term notes to finance the potential share repurchases associated with the Board of Directors authorization in 1995 (Note 6). Management feels that the Company's liquidity will remain strong in both the short term and long term, and that the Company has sufficient debt capacity to finance all of these requirements, if necessary.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -----------------------------------------------------

CONSOLIDATED BALANCE SHEETS

(In thousands)
- ----------------------------------------------------------------------------
December 31                                                1995         1994
- ----------------------------------------------------------------------------
ASSETS

Current Assets:
Cash and cash equivalents                               $26,136      $79,409
Accounts receivable, net of allowance for doubtful
  accounts of $7,077 in 1995 and $6,516 in 1994         258,335      242,645
Deferred income tax assets                               30,594       26,472
Other current assets                                     51,611       27,353
                                                        -------      -------

  Total current assets                                  366,676      375,879
                                                        -------      -------

Property and Equipment:
Land, buildings and improvements                         18,050       13,841
Data processing equipment and furniture                 218,699      203,189
                                                        -------      -------

                                                        236,749      217,030
Less-Accumulated depreciation                           148,901      132,792
                                                        -------      -------

                                                         87,848       84,238
                                                        -------      -------



Goodwill                                                353,571      331,438
                                                        -------      -------


Purchased Data Files                                     74,828       85,621
                                                        -------      -------


Other                                                   170,772      143,998
                                                        -------      -------

                                                     $1,053,695   $1,021,174
                                                     ==========   ==========




The accompanying notes are an integral part of these balance sheets.

(In thousands, except par value)
- ------------------------------------------------------------------------------------
December 31                                                       1995          1994
- ------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Short-term debt and current maturities of long-term debt       $20,384       $63,713
Accounts payable                                                62,194        53,561
Accrued salaries and bonuses                                    27,919        29,410
Income taxes payable                                                 -        21,204
Other current liabilities                                      140,123       132,158
                                                              --------      --------

  Total current liabilities                                    250,620       300,046
                                                              --------      --------


Long-Term Debt, Less Current Maturities                        302,665       211,967
                                                               -------       -------


Postretirement Benefit Obligation                               80,885        83,029
                                                               -------       -------


Other Long-Term Liabilities                                     66,103        64,273
                                                               -------       -------


Commitments and Contingencies (Note 8)

Shareholders' Equity:
Common stock, $1.25 par value; shares
  authorized - 250,000; issued - 168,812 in 1995
  and 166,777 in 1994; outstanding - 147,245 in
  1995 and 151,790 in 1994                                     211,015       208,471
Paid-in capital                                                171,020       145,859
Retained earnings                                              269,986       175,894
Cumulative foreign currency translation adjustment            (13,777)      (13,386)
Treasury stock, at cost, 14,847 shares in 1995
  and 8,187 shares in 1994 (Note 6)                          (218,613)      (87,975)
Stock held by employee benefits trusts, at cost,
  6,719 shares in 1995 and 6,800 shares in 1994 (Note 6)      (66,209)      (67,004)
                                                            ----------    ----------

  Total shareholders' equity                                   353,422       361,859
                                                            ----------    ----------

                                                            $1,053,695    $1,021,174
                                                            ==========    ==========

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)
- ---------------------------------------------------------------------------------------------------
Year Ended December 31                                           1995           1994           1993
- ---------------------------------------------------------------------------------------------------

Operating revenue                                          $1,622,958     $1,421,996     $1,217,217
                                                           ----------     ----------     ----------
Costs and expenses:
Costs of services                                           1,038,881        905,307        780,429
Selling, general and administrative expenses                  321,231        302,582        269,321
Provision (credit) related to lottery contract (Note 3)      (19,665)              -         48,438
Restructuring provision (Note 9)                               19,572              -              -
                                                           ----------     ----------     ----------

    Total costs and expenses                                1,360,019      1,207,889      1,098,188

Operating income                                              262,939        214,107        119,029
Other income, net                                               7,471          8,994          3,890
Interest expense                                               21,172         15,624         10,923
                                                           ----------     ----------     ----------

Income before income taxes                                    249,238        207,477        111,996
Provision for income taxes                                    101,588         87,131         48,481
                                                           ----------     ----------     ----------

Net income                                                   $147,650       $120,346        $63,515
                                                           ==========     ==========     ==========

Weighted average common shares outstanding                    151,357        148,608        150,114
                                                           ==========     ==========     ==========

Per common share:
    Net income                                                  $0.98          $0.81          $0.42
                                                           ==========     ==========     ==========

    Dividends                                                  $0.315         $0.303         $0.280
                                                           ==========     ==========     ==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)
- -------------------------------------------------------------------------------------------------
Year Ended December 31                                          1995          1994           1993
- -------------------------------------------------------------------------------------------------
Common Stock:
Balance at beginning of year                                $208,471      $206,554       $205,821
Shares issued under stock plans                                2,544         1,917            733
                                                            --------      --------       --------

Balance at end of year                                      $211,015      $208,471       $206,554
                                                            ========      ========       ========

Paid-In Capital:
Balance at beginning of year                                $145,859      $108,807       $104,262
Shares issued under stock plans                               17,243        12,930          4,545
Adjustment for treasury stock reissued for acquisitions          884        20,267              -
Other                                                          7,034         3,855              -
                                                            --------      --------       --------

Balance at end of year                                      $171,020      $145,859       $108,807
                                                            ========      ========       ========

Retained Earnings:
Balance at beginning of year                                $175,894      $102,709        $81,235
Net income                                                   147,650       120,346         63,515
Cash dividends                                              (50,223)      (47,161)       (42,041)
Other                                                        (3,335)             -              -
                                                            --------      --------       --------

Balance at end of year                                      $269,986      $175,894       $102,709
                                                            ========      ========       ========

Cumulative Foreign Currency Translation Adjustment:
Balance at beginning of year                               $(13,386)     $(10,077)       $(6,349)
Adjustment during year                                         (391)       (3,309)        (3,728)
                                                           ---------      --------       --------

Balance at end of year                                     $(13,777)     $(13,386)      $(10,077)

Treasury Stock:
Balance at beginning of year                               $(87,975)     $(92,870)     $(126,979)
Cost of shares repurchased                                 (132,668)      (57,985)       (26,983)
Cost of shares transferred to employee benefits trusts             -         5,912         61,092
Cost of shares reissued for acquisitions                       2,030        56,968              -
                                                           ---------      --------      ---------

Balance at end of year                                    $(218,613)     $(87,975)      $(92,870)
                                                          ==========     =========      =========

Stock Held By Employee Benefits Trusts:
Balance at beginning of year                               $(67,004)     $(61,092)             $-
Cost of shares transferred from treasury stock                     -       (5,912)       (61,092)
Cost of shares reissued under stock plans                        795             -              -
                                                           ---------      --------      ---------

Balance at end of year                                     $(66,209)     $(67,004)      $(61,092)
                                                           =========     =========      =========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
- --------------
Year Ended December 31                                                            1995        1994        1993
- ----------------------                                                            ----        ----        ----

Cash flows from operating activities:
  Net income                                                                  $147,650    $120,346     $63,515
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                               77,045      66,496      54,924
    Restructuring provision, net of cash payments                               16,136           -           -
    Provision for lottery contract dispute and litigation                            -           -      48,438
    Changes in assets and liabilities, excluding effects of acquisitions:
      Accounts receivable, net                                                (20,618)    (28,018)    (25,077)
      Current liabilities, excluding debt                                     (40,585)      23,972      16,324
      Other current assets                                                    (22,479)     (5,035)       1,847
      Deferred income taxes                                                     10,373    (15,725)    (24,361)
      Other long-term liabilities, excluding debt                                  450         569         445
      Other assets                                                             (8,024)           -           -
                                                                              --------    --------    --------

Net cash provided by operating activities                                      159,948     162,605     136,055
                                                                              --------    --------    --------

Cash flows from investing activities:
  Additions to property and equipment                                         (31,687)    (20,173)    (39,757)
  Additions to other assets, net                                              (27,344)    (12,163)    (14,616)
  Acquisitions, net of cash acquired                                          (14,716)   (144,528)    (23,784)
  Investments in unconsolidated affiliates                                    (14,066)    (15,303)           -
  Deferred payments on prior year acquisitions                                 (8,743)           -           -
  Proceeds from sale of businesses                                              14,868           -           -
  Proceeds from sale of land and buildings                                           -      57,079           -
  Change in short-term investments                                                   -           -       3,357
                                                                              --------   ---------    --------

Net cash used by investing activities                                         (81,688)   (135,088)    (74,800)
                                                                              --------   ---------    --------

Cash flows from financing activities:
  Net short-term borrowings (payments)                                        (44,274)      62,227           -
  Additions to long-term debt                                                   82,402           -     198,980
  Payments on long-term debt                                                  (11,462)     (2,375)   (191,209)
  Treasury stock purchases                                                   (132,668)    (57,985)    (26,983)
  Dividends paid                                                              (50,223)    (47,161)    (42,041)
  Proceeds from exercise of stock options                                       16,596      11,786       3,481
  Other                                                                          7,034       3,855           -
                                                                             ---------    --------    --------
Net cash used by financing activities                                        (132,595)    (29,653)    (57,772)

Effect of foreign currency exchange rates on cash                                1,062     (4,059)     (1,865)
                                                                             ---------    --------    --------
Net cash provided (used)                                                      (53,273)     (6,195)       1,618

Cash and cash equivalents, beginning of year                                    79,409      85,604      83,986
                                                                             ---------    --------    --------

Cash and cash equivalents, end of year                                         $26,136     $79,409     $85,604
                                                                               =======     =======     =======

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

NATURE OF OPERATIONS. The Company principally provides information services to businesses that help them grant credit, authorize and process credit card and check transactions, insure lives and property, and manage and control healthcare costs. The principal lines of business are credit services, payment services, insurance services and healthcare information services (see Note 11 for industry segment information). The principal markets for credit and payment services are retailers, banks and financial institutions, while those for insurance services are life and health and property and casualty insurance companies. The principal markets for healthcare information services are healthcare providers, payors, and managed care organizations. The Company's operations are predominately located within the United States.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

PROPERTY AND EQUIPMENT. The cost of property and equipment is depreciated primarily on the straight-line basis over estimated asset lives of 30 to 50 years for buildings; useful lives, not to exceed lease terms, for leasehold improvements; three to five years for data processing equipment and eight to 20 years for furniture.

GOODWILL. Goodwill is amortized on a straight-line basis primarily over 40 years. Amortization expense was $11,033,000 in 1995, $7,380,000 in 1994, and $3,113,000 in 1993. As of December 31, 1995, and 1994, accumulated amortization was $33,761,000 and $23,750,000, respectively. The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of goodwill may warrant revision or may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted net cash flows of the related business over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

PURCHASED DATA FILES. Purchased data files are amortized on a straight-line basis primarily over 15 years. Amortization expense was $11,029,000 in 1995, $11,331,000 in 1994, and $9,674,000 in 1993. As of December 31, 1995, and 1994,
accumulated amortization was $63,528,000 and $52,293,000, respectively.

OTHER ASSETS. Other assets at December 31, 1995, and 1994, consist of the following:

(In thousands)                                      1995      1994
- ------------------------------------------------------------------
Purchased software                              $ 43,692  $ 39,355
Systems development and other deferred costs      42,826    41,149
Investments in unconsolidated affiliates          39,998    26,876
Other                                             44,256    36,618
                                                --------  --------

                                                $170,772  $143,998
                                                ========  ========

Purchased software and systems development and other deferred costs are being amortized on a straight-line basis over five to ten years. Amortization expense for other assets was $22,390,000 in 1995, $18,138,000 in 1994, and $13,593,000
in 1993. As of December 31, 1995, and 1994, accumulated amortization was $82,164,000 and $70,055,000, respectively.

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

Cash paid for income taxes and interest is as follows:

(In thousands)                               1995     1994     1993
- -------------------------------------------------------------------
Income taxes, net of amounts refunded    $118,645  $91,643  $62,666
Interest                                 $ 21,127  $14,604  $10,846

In 1995, 1994 and 1993, the Company acquired various businesses that were accounted for as purchases (Note 2). In conjunction with these transactions, liabilities were assumed as follows:

(In thousands)                                           1995      1994      1993
- ---------------------------------------------------------------------------------
Fair value of assets acquired                         $60,187  $330,898   $32,484
Cash paid for acquisitions                             14,836   153,143    26,949
Value of treasury shares reissued for acquisitions          -    77,235         -
Notes and deferred payments                            13,369    16,974       400
                                                      -------  --------   -------
Liabilities assumed                                   $31,982  $ 83,546   $ 5,135
                                                      =======  ========   =======

FINANCIAL INSTRUMENTS. The Company's financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term and long-term debt. The carrying amounts of these items, other than long-term notes receivable and long-term debt, approximate their fair market value due to their short maturity. As of December 31, 1995, the fair value of the Company's long-term notes receivable (determined primarily by contractual terms and market prices) was $18,538,000 compared to its carrying value of $11,331,000. As of December 31, 1995, the fair value of the Company's long-term debt (determined primarily by broker quotes) was $309,671,000 compared to its carrying value of $304,666,000. During 1995, the Company did not hold any derivative financial instruments.

ACCOUNTING STANDARDS CHANGE. In March 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, as well as for long-lived assets and certain identifiable intangibles to be disposed of. The Company will be required to adopt the new Standard in the first quarter of 1996, and management does not expect its effect to be material to the Company's consolidated financial position.

2. ACQUISITIONS, DIVESTITURES, AND INVESTMENTS IN UNCONSOLIDATED AFFILIATES AND NOTES RECEIVABLE

During 1995, 1994 and 1993, the Company acquired or made equity investments in the following businesses:

                                                         Date          Industry    Percentage
Business                                             Acquired           Segment     Ownership
- ---------------------------------------------------------------------------------------------
DICOM S.A. (Chile)                              December 1995     International         50.0%/(1)/
Tecnicob S.A. (France)                              July 1995  Payment Services        100.0%
The Infocheck Group Limited (U.K.)                  July 1995     International        100.0%
UCB Services, Inc.                                 April 1995            Credit        100.0%
Medical Review Systems, L.P.                       March 1995           General        100.0%
Vallance and Associates, Inc.                   February 1995         Insurance        100.0%
Osborn Laboratories, Inc.                       November 1994         Insurance        100.0%
UAPT - Infolink plc (U.K.)                       October 1994     International        100.0%
Electronic Tabulating Service                  September 1994           General        100.0%
DICOM S.A. (Chile)                                August 1994     International         25.0%
Canadian Bonded Credits                           August 1994     International        100.0%
FBS Software (First Bankcard Systems, Inc.)         July 1994  Payment Services        100.0%
First Security Processing Services                  July 1994  Payment Services        100.0%
Organizacion Veraz (Argentina)                       May 1994     International         33.3%
ASNEF - Equifax Servicios
 de Informacion de Credito, S.L. (Spain)             May 1994     International         49.0%
HealthChex                                           May 1994           General        100.0%
Programming Resources Company                      April 1994         Insurance        100.0%
Transax plc (U.K.)                                 April 1994     International         50.1%/(2)/
Charlotte Credit Bureau                         February 1994            Credit        100.0%
Cooperative Healthcare Networks                  January 1994           General        100.0%
Newbridge, Inc. Insurance Services               October 1993           General        100.0%
Credit Bureau of Ocala Inc.                    September 1993            Credit        100.0%
Integratec, Inc.                                  August 1993            Credit        100.0%

/(1)/ Increased to 50.0% from the 25.0% ownership position acquired in 1994. /(2)/ Increased to 50.1% from the 20.0% ownership position acquired in 1992.

The 1995 acquisitions of greater than 50% ownership were accounted for as purchases, and had an aggregate purchase price of $28,205,000, with $33,147,000 allocated to goodwill and $11,337,000 to other assets (primarily purchased software). Their results of operations have been included in the consolidated statements of income from the dates of acquisition and were not material. They were purchased using a combination of cash totaling $14,836,000 and notes payable to sellers of $13,369,000. Additional consideration may be paid for certain of the acquisitions based on their future operating performance.

During 1995, the Company increased its investment in DICOM S.A. from 25% to 50% at a total cost of $11,502,000, and made investments in several other unconsolidated affiliates totaling $2,564,000. These investments, accounted for under the equity method, were purchased with cash and recorded as other assets.

In 1995, the Company also invested $10 million to provide financing to Physician Computer Network, Inc. (PCN), a national network of medical practice management systems. The PCN financing is in the form of a five-year subordinated promissory note, convertible into shares of PCN common stock at a conversion price of $5.20 per share (subject to certain conditions and adjustments). The note is recorded in other assets. In conjunction with the financing, the Company entered into an exclusive marketing agreement with PCN, whereby PCN will integrate certain of the Company's healthcare services into its product line and promote the Company as its exclusive claims clearinghouse for PCN customers.

During the third quarter of 1995, the Company sold its two market research businesses in the General Information Services segment, Elrick & Lavidge and Quick Test. Cash proceeds from these sales totaled $14,868,000 and resulted in an immaterial gain, recorded in other income.

The 1994 acquisitions of greater than 50% ownership were accounted for as purchases, and had an aggregate purchase price of $247,352,000, with $212,765,000 allocated to goodwill, $19,987,000 to purchased data files, and $37,883,000 to other assets (primarily purchased software). Their results of operations have been included in the consolidated statements of income from the dates of acquisition. They were purchased using a combination of cash totaling $153,143,000, notes and deferred payments of $16,974,000, and the reissuance of treasury shares with a market value of $77,235,000. Additional consideration may be paid for certain of the acquisitions based on their future operating performance. During 1995, additional consideration of $1,633,000 was paid by the reissuance of treasury shares for guarantees made by the Company related to the value to be realized by certain sellers upon their disposition of treasury shares received in 1994.

The 1994 acquisitions of less than 50% ownership were accounted for under the equity method and had an aggregate purchase price of $15,303,000. They were purchased with cash and recorded as other assets.

The 1993 acquisitions, which were accounted for as purchases, had an aggregate purchase price of $27,349,000, of which $14,002,000 was allocated to goodwill and $5,007,000 to purchased data files. Their results of operations have been included in the consolidated statements of income from the dates of acquisition and were not material to the results of operations of the Company.


3.  LOTTERY CONTRACT DISPUTE, LITIGATION, AND SETTLEMENT

High Integrity Systems, Inc. (HISI), a Company subsidiary, entered into a contract in July 1992 to provide lottery services to the state of California, whereby HISI agreed to provide a system to automate the processing of instant lottery tickets and a system to sell on-line game tickets through 10,000 low-volume terminals.

On April 26, 1993, the California State Lottery (CSL) filed suit against HISI in Superior Court, Sacramento County, California, with said complaint amended May 7,1993 naming Equifax Inc., et al. and Federal Insurance Company as additional defendants. The CSL sought unspecified damages for alleged breach of contract and injunctive relief. On May 7, 1993, HISI filed a cross-complaint against the CSL seeking compensatory and general damages in an amount not less than $65 million and special and consequential damages in an amount not less than $100 million alleging breach of contract and seeking recovery of the reasonable value of the labor and materials expended on behalf of the CSL based on the theory of quantum meruit and unjust enrichment.

In September 1993, the Company recorded a provision of $48,438,000 ($30,939,000 after tax, or $.21 per share) related to the lottery contract to write down data processing equipment and other assets to their estimated net realizable value and to accrue for estimated costs related to litigation with the CSL.

On July 14, 1995, the CSL and HISI jointly announced a renewed business agreement which allowed the litigation between the parties to be settled pending execution of the terms of the contract. On November 9, 1995, the CSL and HISI finalized the terms of the reinstated contract. The final settlement was approved by the trial court on December 19, 1995, and provides that the CSL and HISI shall file dismissals with prejudice of their respective claims no later than 365 days following the trial court's approval.

The settlement provides for a reinstated contract whereby HISI will install its system to automate the processing of instant lottery tickets, with the CSL purchasing 6,700 terminals, related security hardware and licensing various software applications developed to support the system from HISI for $25,000,000. In the fourth quarter of 1995, the Company recorded a credit of $19,665,000 ($11,996,000 after tax, or $.08 per share) to reflect the financial impact of this settlement net of related legal expenses and additional costs to be incurred by the Company to complete the system software and install the terminals. Under the reinstated contract, HISI will initially install a minimum of 6,000 terminals with HISI retaining an option to install up to 4,000 additional terminal locations, with CSL approval. HISI is also guaranteed to receive 66 months of revenue for each of the 6,000 terminals at the rate of 5% on each dollar of lottery ticket sales occurring from each terminal. If HISI completes the system and acceptance testing within specified dates, an incentive payment of up to $4,000,000 may be earned. HISI and the CSL have established an oversight committee and engaged an independent technical advisor who will consult in the design and implementation of acceptance testing and start-up activities.

On February 6, 1996, HISI and GTECH Corporation (GTECH) entered into an agreement whereby HISI subcontracted many of its obligations under the reinstated contract to GTECH. This subcontract provides for a one-time payment of $58,000,000 by GTECH to HISI, and also provides that future payments received by HISI from the CSL for lottery ticket sales and incentives earned be paid to GTECH. The $58,000,000 received by HISI will be recognized as revenue over the term of the reinstated CSL contract, net of related expenses.


4.  LONG-TERM DEBT AND SHORT-TERM BORROWINGS

Long-term debt at December 31, 1995 and 1994 is as follows:


(In thousands)                                                                    1995      1994
- ------------------------------------------------------------------------------------------------
Senior Notes, 6.5%, due 2003, net of unamortized
   discount of $765 in 1995 and $867 in 1994                                  $199,235  $199,133
Term loan, varying interest rate, 6.1% at December 31,1995, due 1997            50,000         -
Term loan, denominated in Pounds Sterling, varying interest rate, 7.01% at
   December 31, 1995, due 2000                                                  31,890         -
Other                                                                           23,541    14,994
                                                                              --------  --------
                                                                               304,666   214,127
Less current maturities                                                          2,001     2,160
                                                                              --------  --------
                                                                              $302,665  $211,967
                                                                              ========  ========

The Company has available a committed $550 million revolving credit facility with a group of commercial banks that expires August 2000. The agreement provides interest rate options tied to Base Rate, LIBOR, or Money Market indexes, and contains certain financial covenants related to fixed charge coverage, funded debt to cash flow and limitations on subsidiary indebtedness. Scheduled maturities of long-term debt during the five years subsequent to December 31, 1995, are as follows: $2,001,000 in 1996, $57,361,000 in 1997, $886,000 in 1998, zero in 1999, and $44,935,000 in 2000.

Short-term borrowings at December 31, 1995, consist of $18,383,000 in notes payable to banks, and have a weighted average interest rate of 6.72%. These notes are primarily denominated in Pounds Sterling.


5.  INCOME TAXES

The Company records deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities.

The provision for income taxes consists of the following:

(In thousands)                                        1995      1994       1993
- -------------------------------------------------------------------------------
Current:
 Federal                                          $ 69,274  $ 75,736   $ 54,373
 State                                              14,548    13,904      9,193
 Foreign                                             7,914    10,713      9,670
                                                  --------  --------   --------
                                                    91,736   100,353     73,236
                                                  ========  ========   ========

Deferred:
 Federal                                             8,161  (10,774)   (22,935)
 State                                               1,163   (1,437)    (1,920)
 Foreign                                               528   (1,011)       100
                                                  --------  --------   --------
                                                     9,852  (13,222)   (24,755)
                                                  --------  --------   --------

 Total                                            $101,588  $ 87,131   $ 48,481
                                                  ========  ========   ========

The provision for income taxes is based upon income before income taxes as follows:

(In thousands)                                        1995       1994       1993
- --------------------------------------------------------------------------------
United States                                     $232,871   $191,332   $ 92,593
Foreign                                             16,367     16,145     19,403
                                                  --------   --------   --------
                                                  $249,238   $207,477   $111,996
                                                  ========   ========   ========


The provision for income taxes is reconciled with the federal statutory rate as follows:

(Dollars in thousands)                                1995       1994       1993
- --------------------------------------------------------------------------------
Federal statutory rate                               35.0%      35.0%      35.0%
                                                  ========   ========   ========

Provision computed at federal statutory rate      $ 87,233   $ 72,617   $ 39,199
State and local taxes, net of federal tax benefit   10,212      8,104      4,728
Other                                                4,143      6,410      4,554
                                                  --------   --------   --------
                                                  $101,588   $ 87,131   $ 48,481
                                                  ========   ========   ========

Components of the Company's deferred income tax assets and liabilities at December 31, 1995 and 1994 are as follows:

(In thousands)                                                  1995       1994
- -------------------------------------------------------------------------------
Deferred income tax assets:
 Postretirement benefits                                    $ 32,868   $ 34,082
 Reserves and accrued expenses                                33,420     30,850
 Provision for lottery contract dispute and litigation         1,210     17,499
 Employee compensation programs                               15,561     10,737
 Other                                                        10,547      8,615
                                                            --------   --------
                                                              93,606    101,783
                                                            --------   --------
Deferred income tax liabilities:
 Data files and other assets                                (41,300)   (48,062)
 Depreciation                                                (4,401)    (5,034)
 Pension expense                                             (7,128)    (4,216)
 Safe harbor lease agreements                                (3,557)    (4,602)
 Other                                                      (11,419)   (11,156)
                                                            --------   --------
                                                            (67,805)   (73,070)
                                                            --------   --------
Net deferred income tax asset                               $ 25,801   $ 28,713
                                                            ========   ========

The Company's deferred income tax assets and liabilities at December 31, 1995 and 1994 are included in the balance sheet as follows:


(In thousands)                                                   1995      1994
- -------------------------------------------------------------------------------
Deferred income tax assets                                    $30,594   $26,472
Other assets                                                    4,454     9,286
Other long-term liabilities                                   (9,247)   (7,045)
                                                              -------   -------
Net deferred income tax asset                                 $25,801   $28,713
                                                              =======   =======

Accumulated undistributed retained earnings of Canadian subsidiaries amounted to approximately $100,334,000 at December 31, 1995. No provision for Canadian withholding taxes or United States federal income taxes is made on foreign earnings because they are considered by management to be permanently invested in those subsidiaries and, under the tax laws, are not subject to such taxes until distributed as dividends. If the earnings were not considered permanently invested, approximately $10,033,000 of deferred income taxes would have been provided. Such taxes, if ultimately paid, may be recoverable as foreign tax credits in the United States.


6.  SHAREHOLDERS' EQUITY

STOCK SPLIT AND RIGHTS PLAN. In October 1995, the Company's Board of Directors approved a two-for-one stock split payable December 15, 1995, to shareholders of record on November 24, 1995. Accordingly, all share and per share data have been restated to give effect to this split.

Also in October 1995, the Company's Board of Directors adopted a Shareholder Rights Plan (Rights Plan). The Rights Plan contains provisions to protect the Company's shareholders in the event of an unsolicited offer to acquire the Company, including offers that do not treat all shareholders equally, the acquisition in the open market of shares constituting control without offering fair value to all shareholders, and other coercive, unfair or inadequate takeover bids and practices that could impair the ability of the Board of

Directors to represent shareholders' interests fully. Pursuant to the Rights Plan, the Board of Directors declared a dividend of one Share Purchase Right (a Right) for each outstanding share of the Company's common stock, with distribution to be made to shareholders of record as of November 24, 1995. The Rights, which will expire in November 2005, initially will be represented by, and trade together with, the Company's common stock. The Rights are not currently exercisable and do not become exercisable unless certain triggering events occur. Among the triggering events is the acquisition of 20% or more of the Company's common stock by a person or group of affiliated or associated persons. Unless previously redeemed, upon the occurrence of one of the specified triggering events, each Right that is not held by the 20% or more shareholder will entitle its holder to purchase one share of common stock or, under certain circumstances, additional shares of common stock at a discounted price.

TREASURY SHARES. During 1995, 1994, and 1993, the Company repurchased 6,847,000, 4,780,000, and 2,519,000 of its own common shares through open market transactions at an aggregate cost of $132,668,000, $57,985,000, and $26,983,000, respectively. During 1995, the Company's Board of Directors authorized an additional $250,000,000 in share repurchases, and at December 31, 1995, approximately $157,000,000 remained available for future purchases. During 1994, the Company reissued 5,417,000 treasury shares in connection with four acquisitions (Note 2).

In April 1993, the Company established the Equifax Inc. Employee Stock Benefits Trust to fund various employee benefit plans and compensation programs. In November 1993, the Company transferred 6,200,000 treasury shares to the Trust. During the first quarter of 1994, the Company transferred 600,000 treasury shares to another employee benefits trust. Shares held by the trusts are not considered outstanding for earnings per share calculations until released to the employee benefit plans or programs. During 1995, 80,720 shares were transferred from the Employee Stock Benefits Trust and used for stock option exercises and restricted share grants.

STOCK OPTIONS. The Company's shareholders have approved several stock option plans which provide that qualified and nonqualified options may be granted to officers and employees at exercise prices not less than market value on the date of grant. Grants in 1995 and 1993 include 2,913,000 and 2,123,000 options awarded under programs which included essentially all full-time salaried employees. Options are generally exercisable for five to ten years from grant date, subject to any vesting provisions. Certain of the plans also provide for awards of restricted shares of the Company's common stock.

A summary of changes in outstanding options is as follows:

(In thousands)                               1995           1994           1993
- -------------------------------------------------------------------------------
Balance, beginning of year                  5,874          6,270          3,610
 Granted                                    4,799          1,376          3,702
 Canceled                                   (848)          (354)          (552)
 Exercised                                (1,838)        (1,418)          (490)
                                         --------       --------       --------
Balance, end of year                        7,987          5,874          6,270
                                         ========       ========       ========

Exercisable at end of year                  2,561          2,670          1,522
                                         ========       ========       ========

Other information related to stock options is as follows:

                                             1995           1994           1993
- -------------------------------------------------------------------------------
Price range of outstanding options   $5.74-$18.94   $4.93-$15.00   $4.93-$12.32
Price range of exercised options     $4.93-$15.00   $5.74-$12.32   $ 5.72-$9.94
Average exercise price               $      10.06   $       9.25   $       8.29

Stock options outstanding at December 31, 1995, expire at various dates through 2005. At December 31, 1995, there were 6,626,000 shares available for future option grants and restricted stock awards. In January 1996, 1,971,000 shares were granted with exercise prices ranging from $18.63 to $27.94.

PERFORMANCE SHARE PLAN. The Company has a performance share plan for certain key officers which provides for distribution of the Company's common stock at the end of three-year measurement periods based upon the growth in earnings per share and certain other criteria. Recipients may elect to receive up to 50 percent of their distribution in cash. The total expense under the plan was $9,870,000 in 1995, $3,987,000 in 1994, and $5,732,000 in 1993. At December 31,
1995, 943,130 shares of common stock were available for future awards under the plan.


7.  EMPLOYEE BENEFITS

The Company and its subsidiaries have non-contributory qualified retirement plans covering most salaried employees, including certain employees in Canada. Under the plans, retirement benefits are primarily a function of years of service and the level of compensation during the final years of employment. Total pension expense for all qualified plans was $7,275,000 in 1995, $7,143,000 in 1994 and $7,833,000 in 1993.

U.S. RETIREMENT PLAN. The following table sets forth the U.S. plan's funded status at December 31, 1995, and 1994:

(In thousands)                                                            1995       1994
- -----------------------------------------------------------------------------------------
Accumulated plan benefits:
 Vested benefits                                                      $320,784   $281,468
 Nonvested benefits                                                     10,286     11,302
                                                                      --------   --------
                                                                       331,070    292,770
Effect of projected future compensation levels                          41,680     21,249
                                                                      --------   --------
Projected benefit obligation                                           372,750    314,019
Plan assets at fair value                                              332,726    285,312
                                                                      --------   --------
Projected benefit obligation in excess of plan assets                 (40,024)   (28,707)
Unrecognized net losses                                                 38,610     20,233
Prior service cost not yet recognized in period pension cost             6,488      8,125
Net asset at transition being amortized through 1996                     (528)      (994)
Adjustment to recognize minimum liability                                    -    (6,115)
                                                                      --------   --------
Prepaid (accrued) pension cost                                        $  4,546  $ (7,458)
                                                                      ========   ========

The plan's assets consist primarily of listed common stocks and fixed income obligations. At December 31, 1995, the plan's assets included 824,972 shares of the Company's common stock with a market value of approximately $17,634,000.

Pension expense for the plan includes the following components:

(In thousands)                                        1995       1994       1993
- --------------------------------------------------------------------------------
Service cost                                      $  5,627   $  7,694   $  6,048
Interest cost on projected benefit obligation       26,805     24,058     24,096
Actual return on plan assets                      (58,539)    (2,064)   (36,863)
Net amortization and deferrals                      32,995   (23,168)     14,235
                                                  --------   --------   --------

Pension expense                                   $  6,888   $  6,520   $  7,516
                                                  ========   ========   ========

Assumptions used in the accounting for the U.S. Retirement Plan are as follows:

                                                           1995   1994   1993
- -----------------------------------------------------------------------------
Discount rate used to determine projected
  benefit obligation at December 31                       7.25%  8.75%   7.5%
Rate of increase in future compensation levels            4.25%   5.0%   5.0%
Expected long-term rate of return on plan assets           9.5%   9.0%   9.0%

CANADIAN RETIREMENT PLAN. The Company's Canadian subsidiaries also have a retirement plan that covers approximately 800 employees. The plan's assets consist primarily of fixed income obligations and equity securities, and their aggregate fair market value approximates the projected benefit obligation at December 31, 1995.

SUPPLEMENTAL RETIREMENT PLAN. The Company maintains a supplemental executive retirement program for certain key employees. The plan, which is unfunded, provides supplemental retirement payments based on salary and years of service. The expense for this plan was $2,982,000 in 1995, $2,609,000 in 1994, and $2,205,000 in 1993. The accrued liability for this plan at December 31, 1995 and 1994, was $20,926,000 and $16,270,000, respectively, and is included in other long-term liabilities in the accompanying balance sheets.

EMPLOYEE THRIFT PLAN. The Company's thrift plan provides for annual contributions, within specified ranges, determined at the discretion of the Board of Directors for the benefit of eligible employees in the form of cash or shares of the Company's common stock. Expense for this plan was $4,454,000 in 1995, $4,739,000 in 1994 and $4,286,000 in 1993.

POSTRETIREMENT BENEFITS. The Company provides certain healthcare and life insurance benefits for eligible retired employees. Healthcare benefits are provided through a trust, while life insurance benefits are provided through an insurance company. Substantially all of the Company's U.S. employees may become eligible for these benefits if they reach normal retirement age while working for the Company and satisfy certain years of service requirements. The Company accrues the cost of providing postretirement benefits for medical and life insurance coverage over the active service period of the employee.

The following table presents a reconciliation of the plan's status at December 31, 1995, and 1994:

(In thousands)                                                  1995       1994
- -------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
  Retirees                                                 $  71,581  $  63,349
  Fully eligible active plan participants                      9,730      6,467
  Other active participants                                   10,340      6,856
                                                           ---------  ---------
                                                              91,651     76,672
Plan assets at fair value                                          -          -
                                                           ---------  ---------
Accumulated benefit obligation in excess of plan assets     (91,651)   (76,672)
Unrecognized prior service credit due to plan amendments    (10,103)   (13,417)
Unrecognized net losses                                       17,462      3,994
                                                           ---------  ---------
                                                            (84,292)   (86,095)
  Less:  Current portion                                     (3,407)    (3,066)
                                                           ---------  ---------
Accrued postretirement benefit obligation                  $(80,885)  $(83,029)
                                                           =========  =========

Net periodic postretirement benefit expense includes the following components:

(In thousands)                                         1995      1994      1993
- -------------------------------------------------------------------------------
Service cost                                        $ 2,079   $ 2,264   $ 1,770
Interest cost on accumulated benefit obligation       6,439     5,908     5,724
Amortization of prior service credit                (3,315)   (3,839)   (4,337)
Amortization of losses                                    -       656         -
                                                    -------   -------   -------
Net periodic postretirement benefit expense         $ 5,203   $ 4,989   $ 3,157
                                                    =======   =======   =======

Assumptions used in the computation of postretirement benefit expense and the related obligation are as follows:

                                                       1995      1994      1993
- --------------------------------------------------------------------------------
Discount rate used to determine accumulated
 postretirement benefit obligation at December 31     7.25%     8.75%      7.5%
Initial healthcare cost trend rate                    11.0%     11.0%     11.0%
Ultimate healthcare cost trend rate                    6.0%      6.0%      6.0%
Year ultimate healthcare cost trend rate reached       2005      2005      2005

If the healthcare cost trend rate were increased 1% for all future years, the accumulated postretirement benefit obligation as of December 31, 1995, would have increased 6.2 percent. The effect of such a change on the aggregate of service and interest cost for 1995 would have been an increase of 7.3 percent.

The Company continues to evaluate ways in which it can better manage these benefits and control their costs. Any changes in the plan, revisions to assumptions, or changes in the Medicare program that affect the amount of expected future benefits may have a significant effect on the amount of the reported obligation and future annual expense.


8.  COMMITMENTS AND CONTINGENCIES

LEASES. The Company's operating leases involve principally office space and office equipment. Rental expense relating to these leases was $46,898,000 in 1995, $46,534,000 in 1994 and $40,798,000 in 1993. In March 1994, the Company
sold and leased back under operating leases certain land and buildings. The net sales price of $55.1 million approximated the net book value of the related assets.

Future minimum payment obligations for noncancelable operating leases exceeding one year are as follows as of December 31, 1995:

(In thousands)                                    Amount
- --------------------------------------------------------
1996                                            $ 38,201
1997                                              32,312
1998                                              27,260
1999                                              21,315
2000                                              18,697
Thereafter                                        95,248
                                                --------
                                                $233,033
                                                ========

AGREEMENT WITH COMPUTER SCIENCES CORPORATION. The Company has an agreement with Computer Sciences Corporation (CSC) under which CSC-owned credit bureaus and certain CSC affiliate bureaus utilize the Company's credit database service.
CSC and these affiliates retain ownership of their respective credit files and the revenues generated by their credit reporting activity. The Company receives a processing fee for maintaining the database and for each report supplied. The agreement expires in 1998, is renewable at the option of CSC for successive ten-year periods, and provides CSC with an option to sell its collection and credit reporting businesses to the Company. The option is currently exercisable and expires in 2013. In the event CSC does not exercise its option to sell and does not renew the agreement, or if there is a change in control of CSC, the Company has the option to purchase CSC's collection and credit reporting businesses.
The option price is determined, for all purposes, in accordance with the following schedule: on or before July 31,1998, at a price determined by certain financial formulas (currently estimated at approximately $400 million); and after July 31, 1998, at appraised value.

DATA PROCESSING SERVICES AGREEMENT. In April 1993, the Company outsourced a portion of its computer data processing operations and related functions to Integrated Systems Solutions Corporation (ISSC), a subsidiary of IBM. Under the terms of the agreement, the Company will pay ISSC an estimated $650 million over the ten-year term of the agreement, although this amount could be more or less depending upon various factors such as the inflation rate, the introduction of significant new technologies or changes in the Company's data processing needs as a result of acquisitions or divestitures. Under certain circumstances (e.g., a change in control of the Company), the Company may cancel the ISSC agreement; however, the agreement provides that the Company must pay a significant penalty in the event of such a cancellation.

EMPLOYMENT AGREEMENTS. The Company has employment agreements with eight of its officers which provide certain severance pay and benefits in the event of a "change in control" of the Company, which is defined as the acquisition of more than 50% of the Company's outstanding common stock by an entity or a concerted group of entities. In the event of a "change in control," the Company's performance share plan provides that all shares designated for future distribution will become fully vested and payable, subject to the achievement of certain levels of growth in earnings per share. At December 31, 1995, the maximum contingent liability under the agreements and plan was approximately $20,461,000.

LITIGATION. A number of lawsuits seeking damages are brought against the Company each year, largely as a result of reports issued by the Company. The Company provides for estimated legal fees and settlements relating to pending lawsuits. In the opinion of management, the ultimate resolution of these matters will not have a materially adverse effect on the Company's financial position, liquidity or results of operations.


9.  RESTRUCTURING

In the fourth quarter of 1995, the Company initiated a restructuring program designed to streamline operations by reducing staffing levels and consolidating facilities (see Note 11 for industry segment information). The total cost of this program was $19,572,000 ($11,939,000 net of tax, or $.08 per share). Components of the restructuring provision and utilization through December 31, 1995, are as follows:

(Dollars in thousands)                    Original Provision  Utilized  Remaining Reserve
- -----------------------------------------------------------------------------------------
Severance and termination benefits for
  approximately 750 employees                         13,813    $2,521            $11,292
Asset write-offs                                       2,994     2,994                  -

Lease costs                                            2,765       915              1,850
                                                     -------    ------            -------
                                                     $19,572    $6,430            $13,142
                                                     =======    ======            =======

The reserve balance at December 31, 1995, is included in other current liabilities in the accompanying balance sheets.


10.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly operating revenue and operating income by industry segment and other summarized quarterly financial data for 1995 and 1994 are as follows (in thousands, except per share amounts; see Note 11 regarding restatement):

1995:                                  First     Second      Third     Fourth
- -----------------------------------------------------------------------------
Revenue:
  Credit Services                   $119,320   $125,682   $129,836   $137,885
  Payment Services                    60,878     68,831     72,645     82,028
  Insurance Services                 127,099    132,439    130,362    127,046
  International Operations            48,932     50,199     55,532     56,381
  General Information Services        27,964     30,255     23,652     15,992
                                    --------   --------   --------   --------
                                    $384,193   $407,406   $412,027   $419,332
                                    ========   ========   ========   ========
Operating income (loss): *
  Credit Services                   $ 40,615   $ 42,123   $ 45,069   $ 49,057
  Payment Services                    11,003     15,660     16,090     20,707
  Insurance Services                   9,558     11,141     11,353      2,669
  International Operations             2,280      4,507      7,939      5,233
  General Information Services       (1,481)    (2,275)    (3,560)     10,828
                                    --------   --------   --------   --------
  Operating Contribution              61,975     71,156     76,891     88,494
  General Corporate Expense          (8,740)    (7,638)   (10,791)    (8,408)
                                    --------   --------   --------   --------
                                    $ 53,235   $ 63,518   $ 66,100   $ 80,086
                                    ========   ========   ========   ========

Income before income taxes          $ 50,492   $ 60,586   $ 62,935   $ 75,225
                                    ========   ========   ========   ========
Net income                          $ 29,472   $ 35,814   $ 37,981   $ 44,383
                                    ========   ========   ========   ========
Net income per common share            $0.19      $0.23      $0.25      $0.30
                                    ========   ========   ========   ========

*See Industry Segment Information (Note 11) regarding the effects of restructuring provision and lottery settlement on fourth quarter 1995 operating income.

1994:                                   First     Second      Third     Fourth
- -------------------------------------------------------------------------------
Revenue:
  Credit Services                    $116,339   $115,314   $119,625   $125,119
  Payment Services                     50,557     56,184     62,599     77,257
  Insurance Services                  106,978    114,142    113,603    118,686
  International Operations             22,458     32,736     37,563     50,614
  General Information Services         23,027     24,311     25,897     28,987
                                     --------   --------   --------   --------
                                     $319,359   $342,687   $359,287   $400,663
                                     ========   ========   ========   ========
Operating income (loss):
  Credit Services                    $ 36,348   $ 34,773   $ 39,434   $ 39,312
  Payment Services                      9,844     13,631     13,913     20,072
  Insurance Services                    3,517      6,068      5,569      3,350

  International Operations              3,349      5,362      4,169      3,578
  General Information Services          (903)    (1,100)      (866)      3,893
                                     --------   --------   --------   --------
  Operating Contribution               52,155     58,734     62,219     70,205
  General Corporate Expense           (8,214)    (7,865)    (6,640)    (6,487)
                                     --------   --------   --------   --------
                                     $ 43,941   $ 50,869   $ 55,579   $ 63,718
                                     ========   ========   ========   ========

Income before income taxes           $ 41,541   $ 49,088   $ 53,724   $ 63,124
                                     ========   ========   ========   ========
Net income                           $ 24,302   $ 28,716   $ 30,956   $ 36,372
                                     ========   ========   ========   ========
Net income per common share             $0.16      $0.20      $0.21      $0.24
                                     ========   ========   ========   ========


11.  INDUSTRY SEGMENT INFORMATION

In the fourth quarter of 1995, the Company changed its segment reporting structure by moving its National Decision Systems business unit from the General Information Services segment to the Credit Services segment. Prior year information has been restated to conform with the 1995 presentation.

                                               1995                     1994                      1993
(Dollars in thousands)                   Amount % of Total         Amount % of Total         Amount % of Total
- ---------------------------------------------------------------------------------------------------------------
Operating revenue:
 Credit Services                   $  512,723           32   $   476,39          34%   $  427,777          35%
 Payment Services                     284,382           17      246,597           17      210,416           17
 Insurance Services                   516,946           32      453,409           32      396,519           33
 International Operations             211,044           13      143,371           10       97,296            8
 General Information Services          97,863            6      102,222            7       85,209            7
                                   ----------         ----   ----------         ----   ----------         ----
                                   $1,622,958         100%   $1,421,996         100%   $1,217,217         100%
                                   ==========         ====   ==========         ====   ==========         ====
Operating income (loss):
 Credit Services                   $  176,864          59%   $  149,867          61%   $  133,004          89%
 Payment Services                      63,460           21       57,460           24       51,910           35
 Insurance Services                    34,721           12       18,504            8        5,537            4
 International Operations              19,959            7       16,458            7       18,056           12
 General Information Services           3,512            1        1,024            -    (59,916)*         (40)
                                   ----------         ----   ----------         ----   ----------         ----
 Operating Contribution               298,516         100%      243,313         100%      148,591         100%
                                                      ====                      ====                      ====
 General Corporate Expense           (35,577)                  (29,206)                  (29,562)
                                   ----------                ----------
                                   $  262,939                $  214,107                $  119,029
                                   ==========                ==========                ==========

Identifiable assets at
December 31:
  Credit Services                  $  298,095          28%   $  293,947          29%   $  302,983          41%
  Payment Services                    122,925           12      115,929           11       70,806           10
  Insurance Services                  171,499           16      171,904           17       83,390           11
  International Operations            307,864           29      293,318           29      128,027           18
  General Information Services         82,874            8       84,352            8       42,833            6
  Corporate                            70,438            7       61,724            6      103,162           14
                                   ----------         ----   ----------         ----   ----------         ----
                                   $1,053,695         100%   $1,021,174         100%   $  731,201         100%
                                   ==========         ====   ==========         ====   ==========         ====

*Includes a provision for lottery contract dispute and litigation of $48,438 (Note 3).

Description of Segments:

CREDIT SERVICES: Consumer credit reporting information; credit card marketing services; risk management and collection services; locate services; fraud detection and prevention services; mortgage loan origination information; and PC-based marketing systems, geodemographic systems and mapping tools.

PAYMENT SERVICES: Check guarantee and verification services; credit and debit card authorization and processing; credit card marketing enhancement; and software products for managing credit card operations.

INSURANCE SERVICES: Underwriting and claims reporting services; inspection and loss control services; workers' compensation audits, software for commercial insurers; specimen testing for life and health insurance applicants; and employment evaluation services.

INTERNATIONAL OPERATIONS: In Canada, consumer and business credit reporting information; accounts receivable and collection services; underwriting services for property and casuality insurance companies; and check guarantee services. In Europe (primarily the United Kingdom), credit reporting and marketing services; credit scoring and modeling services; check guarantee services; and auto lien information. In South America, credit information services and commercial, financial and medical information.

GENERAL INFORMATION SERVICES: Healthcare Information Services includes electronic claims processing; physician profiling; claims auditing; claims analysis, administration and utilization management; electronic remittance; hospital bill audits; and medical credentials verification. Marketing Services, through August 1995, included research and analysis; and custom opinion surveys.

Notes to Industry Segment Information:
(1)  Operating revenue is to unaffiliated customers only.
(2) Operating income is operating revenue less operating costs and expenses, excluding interest expense, other income and income taxes.
(3)  Depreciation and amortization by industry segment are as follows:


(In thousands)                                      1995     1994     1993
- --------------------------------------------------------------------------
Credit Services                                  $26,624  $29,412  $28,563
Payment Services                                   7,000    4,970    3,230
Insurance Services                                13,514   10,680    8,077
International Operations                          16,844   10,986    5,583
General Information Services                       9,361    6,990    3,971
Corporate                                          3,702    3,458    5,500
                                                 -------  -------  -------
                                                 $77,045  $66,496  $54,924
                                                 =======  =======  =======

(4) Capital expenditures by industry segment, excluding property and equipment and other assets acquired in acquisitions, are as follows:


(In thousands)                                      1995     1994     1993
- --------------------------------------------------------------------------
Credit Services                                  $ 8,225   $ 7,251  $12,864
Payment Services                                  12,719     9,422    3,735
Insurance Services                                 9,487     5,734    7,311
International Operations                           4,125     5,306    5,341
General Information Services                      16,800*    3,277   24,630
Corporate                                          7,675     1,346      492
                                                 -------   -------  -------
                                                 $59,031   $32,336  $54,373
                                                 =======   =======  =======

*Includes $10 million investment for PCN financing (Note 2).


(5) In the fourth quarter of 1995, the Company recorded a restructuring provision (Note 9) and a settlement with the California State Lottery (Note 3). Operating income by industry segment decreased (increased) as a result of these items as follows:


(In thousands)                Restructuring Provision             Lottery Settlement               Total
- --------------------------------------------------------------------------------------------------------
Credit Services                            $    3,243                     $        -            $  3,243
Payment Services                                  521                              -                 521
Insurance Services                              9,150                              -               9,150
International Operations                        1,716                              -               1,716
General Information Services                    4,442                       (19,665)            (15,223)
Corporate                                         500                              -                 500
                                           ----------                     ----------            --------
                                           $   19,572                     $ (19,665)            $   (93)
                                           ==========                     ==========            ========

(6) Financial information by geographic area is as follows:

                                                               1995                    1994                     1993
(Dollars in thousands)                                   Amount % of Total        Amount % of Total        Amount % of Total
- ----------------------------------------------------------------------------------------------------------------------------
Operating revenue:
United States                                        $1,405,560        87%    $1,277,196        90%    $1,119,921        92%
Canada                                                   78,952          5        78,277          5        76,285          6
Europe                                                  138,446          8        66,523          5        21,011          2
                                                     ----------       ----    ----------       ----    ----------       ----
                                                     $1,622,958       100%    $1,421,996       100%    $1,217,217       100%
                                                     ==========       ====    ==========       ====    ==========       ====

Operating contribution (loss):
United States                                        $  277,070        93%    $  228,280        94%    $  130,995        88%
Canada                                                   15,065          5        15,476          6        19,169         13
Europe                                                    5,389          2         (851)          -       (1,573)        (1)
South America                                               992          -           408          -             -          -
                                                     ----------       ----    ----------       ----    ----------       ----
                                                     $  298,516       100%    $  243,313       100%    $  148,591       100%
                                                     ==========       ====    ==========       ====    ==========       ====

Identifiable assets at December 31:
United States                                        $  737,575        70%    $  723,466        71%    $  603,174        83%
Canada                                                   70,984          7       109,004         11       102,559         14
Europe                                                  217,903         21       173,054         17        25,468          3
South America                                            27,233          2        15,650          1             -          -
                                                     ----------       ----    ----------       ----    ----------       ----
                                                     $1,053,695       100%    $1,021,174       100%    $  731,201       100%
                                                     ==========       ====    ==========       ====    ==========       ====

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Equifax Inc.:

We have audited the accompanying consolidated balance sheets of Equifax Inc. (a Georgia corporation) and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Equifax Inc. and subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                            ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 16, 1996

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
- -------   -------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------

  None.


                                   PART III
                                   --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- --------  --------------------------------------------------

  The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 1996, contains, on pages 2 through 4 and 12 thereof, information relating to the Company's Officers, Directors and persons nominated to become Directors. Said information is incorporated herein by reference and made a part hereof. See also information concerning the Company's executive officers in Part I, above.


ITEM 11.  EXECUTIVE COMPENSATION
- --------  ----------------------

  The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 1996, contains, on pages 8 through 17 thereof, information relating to executive compensation. Said information is incorporated herein by reference and made a part hereof.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
- -------- -----------------------------------------------
         AND MANAGEMENT
         --------------

  The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 1996, contains, on pages 6 and 7, information relating to security ownership of certain beneficial owners and management. Said information is incorporated herein by reference and made a part hereof.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------- ----------------------------------------------

  The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 1996, contains, on pages 4 and 5 thereof, information relating to certain relationships and related transactions. Said information is incorporated herein by reference and made a part hereof.


                                   PART IV.
                                   --------

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
- --------    ---------------------------------------------------
            ON FORM 8-K
            -----------
 The following documents are filed as part of this report:

     (A)1.    FINANCIAL STATEMENTS
[S]            [C]

              . Consolidated Balance Sheets - December 31, 1995 and 1994

        . Consoldiated Statements of Income for the Years Ended December 31,
          1995, 1994 and 1993

        . Consolidated Statements of Shareholders' Equity for the Years Ended
          December 31, 1995, 1994 and 1993

        . Consolidated Statements of Cash Flows for the Years Ended December 31,
          1995, 1994 and 1993

        . Notes to Consolidated Financial Statements

  (A)2. FINANCIAL STATEMENT SCHEDULES

        All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

 (A)3.  EXHIBITS

        Articles of Incorporation and By-laws

        . Articles of Incorporation (72 pages) (P-Filed under Form SE)

        . By-Laws (13 pages)

        Instruments Defining the Rights of Security Holders, Including
        Indentures

        . Loan Agreement (132 pages)

        . Portion of Prospectus and Trust Indenture (134 pages)/(1)/

        Material Contracts and Compensation Plans

        . Equifax Inc. 1988 Performance Share Plan for Officers, as amended (14 pages)/(5)(6)/

        . Equifax Inc. Incentive Compensation Plan (5 pages)/(6)/

        . Deferred Compensation Plan (22 pages)/(6)/

        . Change in Control Agreement (10 pages)/(4)(6)/

        . Executive Employment Agreement, dated June 22, 1989 (7 pages)/(2)(6)/

        . Executive Employment Agreement, dated July 1, 1991 (3 pages)/(2)(6)/

        . Executive Employment Agreement, dated December 29, 1995/(6)/

        . Consulting Agreement, dated January 1, 1996/(6)/

        . Executive Letter Agreement and Promissory Note, dated July 31, 1995 (2 pages)/(6)/

         . Equifax Inc. Omnibus Stock Incentive Plan, as amended (14 pages)/(6)/

         . Equifax Inc. Omnibus Stock Incentive Plan 1994 Incentive and Non-Qualified Stock Option Agreements (8 pages)/(4)(6)/

         . Equifax Inc. Omnibus Stock Incentive Plan 1995 Incentive and Non-Qualified Stock Option Agreements (8 pages)/(5)(6)/

         . Equifax Inc. Omnibus Stock Incentive Plan 1995 Non-Qualified Stock Option Agreement (4 pages)/(5)(6)/

         . Equifax Inc. Omnibus Stock Incentive Plan Restricted Stock Award Agreement (16 pages)/(2)//(6)/

         . Equifax Inc. Omnibus Stock Incentive Plan 1994 Restricted Stock Award Agreement (4 pages)/(4)(6)/

         . Equifax Inc. Omnibus Stock Incentive Plan 1995 Restricted Stock Award Agreement (3 pages)/(5)(6)/

         . Equifax Inc. Non-Employee Director Stock Option Plan and Agreement (10 pages)/(5)(6)/

         . Equifax Inc. Supplemental Executive Retirement Plan (24 pages)/(5)(6)/

         . Equifax Inc. Supplemental Executive Retirement Plan Amendments (26 pages)/(4)//(6)/

         . Equifax Inc. Severance Pay Plan for Salaried Employees (18 pages)/(4)(6)/

         . Agreement For Computerized Credit Reporting Services (204 pages)/(4)/

         . Amendments to Agreement for Computerized Credit Reporting Services and related documents (66 pages)/(2)/

         . Amendment to Agreement for Computerized Credit Reporting Services (8 pages)/(3)/

         . Amendment to Agreement for Computerized Credit Reporting Services (9 pages)/(4)/

         . Amendment to Agreement for Computerized Credit Reporting Services (14 pages)/(5)/

         .  Computer and network operations agreement (31 pages)/(4)/

         .  Purchase and Lease Agreement (109 pages)/(4)/

         .  Headquarters Facility Lease (77 pages)/(4)/

     . Participation Agreement (148 pages)/(4)/

     . Lease Agreement (71 pages)/(4)/

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

Subsidiaries of the Registrant (3 pages)

Consent of Independent Public Accountants to incorporation by reference (1 page)

Financial Data Schedule (1 page)


/(1)/Previously filed as pages 8 through 16 and Exhibit 4.1 on Amendment No. 1 to Form S-3, Registration Statement No. 33-62820, filed June 17, 1993, and hereby incorporated by reference.

/(2)/Previously filed as an exhibit on Form 10-K, filed March 27, 1992, and hereby incorporated by reference.

/(3)/Previously filed as an exhibit on Form 10-K, filed March 30, 1993, and hereby incorporated by reference.

/(4)/Previously filed as an exhibit on Form 10-K, filed March 31, 1994, as amended on Form 10-K/A, filed October 14, 1994, and hereby incorporated by reference.

/(5)/Previously filed as an exhibit on Form 10-K, filed March 30, 1995 and hereby incorporated by reference.

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


(b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of the year ended December 31, 1995.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 EQUIFAX INC.


  Date  March 28, 1996           By /s/ T. H. Magis
                                    ---------------------------------
                                    T. H. Magis, Corporate Vice
                                    President, Secretary and General
                                    Counsel


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date    March 28, 1996                    /s/ C. B. Rogers, Jr.
                                          -----------------------------------
                                          C. B. Rogers, Jr., Chairman of the
                                          Board


Date    March 28, 1996                    /s/ D. W. McGlaughlin
                                          -----------------------------------
                                          D. W. McGlaughlin, President, Chief
                                          Executive Officer and Director


Date    March __, 1996
                                          -----------------------------------
                                          Thomas F. Chapman, Executive Vice
                                          President and Director

Date    March 28, 1996                    /s/ D. U. Hallman
                                          -----------------------------------
                                          D. U. Hallman, Senior Vice
                                          President and Chief Financial
                                          Officer

Date    March 28, 1996                    /s/ P. J. Mazzilli
                                          -----------------------------------
                                          P. J. Mazzilli, Corporate Vice
                                          President and Controller
                                          (Principal Accounting Officer)

Date    March 28, 1996                    /s/ J. L. Clendenin
                                          -----------------------------------
                                          J. L. Clendenin, Director

Date   March 28, 1996               /s/ Larry Prince
                                    -----------------------------------
                                    Larry Prince, Director


Date   March 28, 1996               /s/ D. Raymond Riddle
                                    -----------------------------------
                                    D. Raymond Riddle, Director


Date   March   , 1996
                                    -----------------------------------
                                    A. W. Dahlberg, Director


Date   March 28, 1996               /s/ L. Phillip Humann
                                    -----------------------------------
                                    L. Phillip Humann, Director


Date   March   , 1996
                                    -----------------------------------
                                    Dr. L. W. Sullivan, Director


Date   March 28, 1996               /s/ Lee A. Ault
                                    -----------------------------------
                                    Lee A. Ault, III, Director


Date   March 28, 1996               /s/ Dr. Betty L. Siegel
                                    -----------------------------------
                                    Dr. Betty L. Siegel, Director


Date   March   , 1996
                                    -----------------------------------
                                    Ron D. Barbaro, Director


Date   March 28, 1996               /s/ J.C. Chartrand
                                    -----------------------------------
                                    J. C. Chartrand, Executive
                                    Vice President and Director


Date   March 28, 1996               /s/ Tinsley H.Irvin
                                    -----------------------------------
                                    Tinsley H. Irvin, Director

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER
- -------

         Articles of Incorporation and By-laws

  3.1    . Articles of Incorporation (P-Filed under Form SE)

  3.2    . By-Laws

         Instruments Defining the Rights of Security Holders, Including
         Indentures

  4.1    . Loan Agreement

  4.2    . Portion of Prospectus and Trust Indenture /(1)/

         Material Contracts and Compensation Plans

 10.1 . Equifax Inc. 1988 Performance Share Plan for Officers, as amended/(5)(6)/

 10.2    . Equifax Inc. Incentive Compensation Plan/(6)/

 10.3    . Deferred Compensation Plan/(6)/

 10.4    . Change in Control Agreement/(4)(6)/

 10.5    . Executive Employment Agreement, dated June 22, 1989/(2)(6)/

 10.6    . Executive Employment Agreement, dated July 1, 1991/(2)(6)/

 10.7    . Executive Employment Agreement, dated December 29, 1995/(6)/

 10.8    . Consulting Agreement, dated January 1, 1996/(6)/

 10.9    . Executive Letter Agreement and
           Promissory Note, dated July 31, 1995

10.10    . Equifax Inc. Omnibus Stock Incentive Plan, as amended /(6)/

10.11    . Equifax Inc. Omnibus Stock Incentive Plan 1994 Incentive and Non-
           Qualified Stock Option Agreements/(4)(6)/

10.12    . Equifax Inc. Omnibus Stock Incentive Plan 1995 Incentive and Non-
           Qualified Stock Option Agreements/(5)(6)/

10.13    . Equifax Inc. Omnibus Stock Incentive Plan 1995 Non-Qualified Stock
           Option Agreement/(5)(6)/

10.14    . Equifax Inc. Omnibus Stock Incentive Plan Restricted Stock Award
           Agreement/(2)(6)/

10.15    . Equifax Inc. Omnibus Stock Incentive Plan 1994 Restricted Stock Award
           Agreement/(4)(6)/

10.16    . Equifax Inc. Omnibus Stock Incentive Plan 1995 Restricted Stock Award
           Agreement/(5)(6)/

10.17    . Equifax Inc. Non-Employee Director Stock Option Plan and
           Agreement/(5)(6)/

10.18    . Equifax Inc. Supplemental Executive Retirement Plan/(5)(6)/

10.19    . Equifax Inc. Supplemental Executive Retirement Plan
           Amendments/(4)(6)/

10.20    . Equifax Inc. Severance Pay Plan for Salaried Employees/(4)(6)/

10.21    . Agreement For Computerized Credit Reporting Services/(4)(5)/

10.22    . Amendments to Agreement for Computerized Credit Reporting Services
           and related documents/(2)/

10.23    . Amendment to Agreement for Computerized Credit Reporting
           Services/(3)/

10.24    . Amendment to Agreement for Computerized Credit Reporting
           Services/(4)/

10.25    . Amendment to Agreement for Computerized Credit Reporting
           Services/(5)/

10.26    . Computer and network operations agreement/(4)/

10.27    . Purchase and Lease Agreement/(4)/

10.28    . Headquarters Facility Lease/(4)/

10.29    . Participation Agreement/(4)/

10.30    . Lease Agreement/(4)/

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

   21      Subsidiaries of the Registrant

   23 Consent of Independent Public Accountants to incorporation by reference

   27      Financial Data Schedule

/(1)/Previously filed as pages 8 through 16 and Exhibit 4.1 on Amendment No. 1 to Form S-3, Registration Statement No. 33-62820, filed June 17, 1993, and hereby incorporated by reference.

/(2)/Previously filed as an exhibit on Form 10-K, filed March 27, 1992 and hereby incorporated by reference.

/(3)/Previously filed as an exhibit on Form 10-K, filed March 30, 1993, and hereby incorporated by reference.

/(4)/Previously filed as an exhibit on Form 10-K, filed March 31, 1994, as amended on Form 10-K/A, filed October 14, 1994, and hereby incorporated by reference.

/(5)/Previously filed as an exhibit on Form 10-K, filed March 30, 1995, and hereby incorporated by reference.

/(6)/Management Contract or Compensatory Plan