Form 10-K405/A
period 1995-12-31
EQUIFAX INC
filed 1996-04-04
CIK 33185

                                  FORM 10-K/A
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

        . Change in Control Agreement (10 pages)/(6)/

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

                                       EQUIFAX INC.

Date: April 4, 1996                    By: /s/ T. H. Magis
                                           -------------------------------
                                           T. H. Magis, Corporate
                                           Vice President, Secretary
                                           and General Counsel

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

 10.4    . Change in Control Agreement/(6)/

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