Form 10-Q
period 1996-03-31
EQUIFAX INC
filed 1996-05-14
CIK 33185

                                 FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


     [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   March 31, 1996
                                    ------------------------

                                       OR

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

     For the transition period ended _________________________

     Commission File Number 1-6605
                            ------

                                   EQUIFAX INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Georgia                            58-0401110
- -----------------------------------------------------------------
(State or other jurisdiction of           (I.R.S.Employer
incorporation or organization)            Identification No.)

    1600 Peachtree Street, N.W. Atlanta, Georgia
        P.O. Box 4081, Atlanta, Georgia                 30302
- -----------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    [x]     No
                                        ---------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                 Outstanding at March 31, 1996
           -----                 ---------------------------------

Common Stock, $1.25 Par Value              153,056,494
                                 ---------------------------------

                               INDEX


                                                                      Page No.
                                                                      --------

Part I.  Financial Information

  Consolidated Balance Sheets --
    March 31, 1996 and December 31, 1995                                2 - 3

  Consolidated Statements of Income --
    Three Months Ended March 31, 1996 and 1995                              4

  Consolidated Statement of Shareholders'
    Equity -- Three Months Ended March 31, 1996                             5

  Consolidated Statements of Cash Flows --
    Three Months Ended March 31, 1996 and 1995                              6

  Notes to Consolidated Financial
    Statements                                                          7 - 9

  Management's Discussion and Analysis
    of Results of Operations and
    Financial Condition                                               10 - 12

  Review by Independent Public Accountants                                 12

  Review Report by Independent Public Accountants                          13




Part II.  Other Information                                           14 - 15

  Exhibit Index                                                            16

  Consent Letter Covering Review by Independent
    Public Accountants                                                     17

                      PART I.  FINANCIAL INFORMATION
                     --------------------------------

CONSOLIDATED BALANCE SHEETS                             MARCH      DECEMBER
                                                         31,          31,
(In thousands)                                          1996         1995
- -----------------------------------------------------------------------------
                                                     (Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents.........................  $    44,777  $    26,136
Accounts receivable...............................      257,831      258,335
Deferred income tax assets........................       28,076       30,594
Other current assets..............................       43,488       51,611
                                                     -----------  -----------
 Total current assets.............................      374,172      366,676
                                                     -----------  -----------


PROPERTY AND EQUIPMENT:
Land, buildings and improvements..................       18,266       18,050
Data processing equipment and furniture...........      231,621      218,699
                                                     -----------  -----------
                                                        249,887      236,749
Less-Accumulated depreciation.....................      157,206      148,901
                                                     -----------  -----------
                                                         92,681       87,848
                                                     -----------  -----------



GOODWILL..........................................      358,471      353,571
                                                     -----------  -----------
PURCHASED DATA FILES..............................       72,076       74,828
                                                     -----------  -----------
OTHER.............................................      181,073      170,772
                                                     -----------  -----------
                                                    $ 1,078,473  $ 1,053,695
                                                     ===========  ===========



The notes on pages 7 through 9 are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS                             MARCH      DECEMBER
                                                         31,          31,
(In thousands, except par value)                        1996         1995
- -----------------------------------------------------------------------------
                                                     (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt and current maturities............  $    31,795  $    20,384
Accounts payable..................................       70,316       62,194
Accrued salaries and bonuses......................       24,050       27,919
Income taxes payable..............................       11,751           --
Other current liabilities.........................      143,608      140,123
                                                     -----------  -----------
  Total current liabilities.......................      281,520      250,620
                                                     -----------  -----------

LONG-TERM DEBT, LESS CURRENT MATURITIES...........      250,608      302,665
                                                     -----------  -----------

POSTRETIREMENT BENEFIT OBLIGATION.................       80,683       80,885
                                                     -----------  -----------

LONG-TERM DEFERRED REVENUE........................       45,773           --
                                                     -----------  -----------

OTHER LONG-TERM LIABILITIES.......................       62,865       66,103
                                                     -----------  -----------

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY:
Common stock, $1.25 par value; shares
  authorized - 300,000; issued - 169,426 in 1996
  and 168,812 in 1995; outstanding - 146,498
  in 1996 and 147,245 in 1995.....................      211,783      211,015
Preferred stock, $0.01 par value; shares authorized -
  10,000; issued and outstanding - none in 1996 or
  1995............................................           --           --
Paid-in capital...................................      180,153      171,020
Retained earnings.................................      294,035      269,986
Cumulative foreign currency translation
  adjustment......................................      (15,495)     (13,777)
Treasury stock, at cost, 16,374 shares in 1996
  and 14,847 shares in 1995.......................     (248,868)    (218,613)
Stock held by employee benefits trusts, at cost,
  6,554 shares in 1996 and 6,719 shares in 1995...      (64,584)     (66,209)
                                                     -----------  -----------
  Total shareholders' equity......................      357,024      353,422
                                                     -----------  -----------
                                                    $ 1,078,473  $ 1,053,695
                                                     ===========  ===========



The notes on pages 7 through 9 are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                       THREE MONTHS ENDED
                                                            MARCH 31,
(In thousands, except per share amounts)                1996         1995
- -----------------------------------------------------------------------------

Operating revenue.................................  $   423,011  $   384,193
                                                     -----------  -----------
Costs of services.................................      270,370      252,123
Selling, general and administrative expenses......       86,717       78,835
                                                     -----------  -----------
 Total operating expenses.........................      357,087      330,958
                                                     -----------  -----------
Operating income..................................       65,924       53,235

Other income, net.................................          448        2,256
Interest expense..................................       (5,239)      (4,999)
                                                     -----------  -----------
Income before income taxes........................       61,133       50,492

Provision for income taxes........................       24,288       21,020
                                                     -----------  -----------
Net income........................................  $    36,845  $    29,472
                                                     ===========  ===========

Weighted average common shares outstanding........      146,669      152,324
                                                     ===========  ===========
Per common share:
  Net income......................................  $      0.25  $      0.19
                                                     ===========  ===========

  Dividends.......................................  $     0.083  $     0.078
                                                     ===========  ===========

The notes on pages 7 through 9 are an integral part of these statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                           THREE MONTHS ENDED
(In thousands)                                                MARCH 31, 1996
- -----------------------------------------------------------------------------

COMMON STOCK:
Balance at beginning of period.............................      $   211,015
Shares issued under stock plans............................              768
                                                                  -----------
Balance at end of period...................................      $   211,783
                                                                  ===========
PAID-IN CAPITAL:
Balance at beginning of period.............................      $   171,020
Shares issued under stock plans............................            8,592
Other......................................................              541
                                                                  -----------
Balance at end of period...................................      $   180,153
                                                                  ===========
RETAINED EARNINGS:
Balance at beginning of period.............................      $   269,986
Net income.................................................           36,845
Cash dividends paid........................................          (12,796)
                                                                  -----------
Balance at end of period...................................      $   294,035
                                                                  ===========
CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT:
Balance at beginning of period.............................      $   (13,777)
Adjustment during period...................................           (1,718)
                                                                  -----------
Balance at end of period...................................      $   (15,495)
                                                                  ===========
TREASURY STOCK:
Balance at beginning of period.............................      $  (218,613)
Cost of shares repurchased.................................          (30,255)
                                                                  -----------
Balance at end of period...................................      $  (248,868)
                                                                  ===========
STOCK HELD BY EMPLOYEE BENEFITS TRUSTS:
Balance at beginning of period.............................      $   (66,209)
Cost of shares reissued under stock plans..................            1,625
                                                                  -----------
Balance at end of period...................................      $   (64,584)
                                                                  ===========


The notes on pages 7 through 9 are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)       THREE MONTHS ENDED
                                                             MARCH 31,
(In thousands)                                          1996         1995
- -----------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income......................................  $    36,845  $    29,472
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization.................       19,118       18,885
    Changes in assets and liabilities:
      Accounts receivable, net....................        1,186        7,722
      Current liabilities, excluding debt.........       18,551      (19,888)
      Other current assets........................        8,224       (4,226)
      Deferred income taxes.......................       (2,205)        (812)
      Other long-term liabilities, excluding debt.       45,711       (1,922)
                                                     -----------  -----------
  Net cash provided by operating activities.......      127,430       29,231
                                                     -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment.............       (9,698)      (7,829)
  Additions to other assets, net..................       (8,630)     (13,547)
  Acquisitions, net of cash acquired..............      (14,975)      (5,883)
  Deferred payments on prior year acquisitions....            0       (8,743)
                                                     -----------  -----------
  Net cash used by investing activities                 (33,303)     (36,002)
                                                     -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings.......................        4,813       30,243
  Payments on long-term debt......................      (45,395)        (913)
  Dividends paid..................................      (12,796)     (12,334)
  Treasury stock purchases........................      (30,255)          --
  Proceeds from exercise of stock options.........        7,551        5,789
  Other...........................................          541          521
                                                     -----------  -----------
  Net cash provided (used) by financing activities      (75,541)      23,306
                                                     -----------  -----------
Effect of foreign currency exchange rates on cash.           55          244
                                                     -----------  -----------
Net cash provided.................................       18,641       16,779
Cash at beginning of period.......................       26,136       18,641
                                                     -----------  -----------
Cash at end of period.............................  $    44,777  $    35,420
                                                     ===========  ===========


The notes on pages 7 through 9 are an integral part of these statements.

                                 EQUIFAX INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1996


1.  BASIS OF PRESENTATION:

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position of the Company as of March 31, 1996 and the results of operation and cash flows for the three months ended March 31, 1996 and 1995. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

2.  NATURE OF OPERATIONS:

The Company principally provides information services to businesses that help them grant credit, authorize and process credit card and check transactions, insure lives and property, and manage and control healthcare costs. The principal lines of business are credit services, payment services, insurance services, and healthcare information services. The principal markets for credit and payment services are retailers, banks and financial institutions, while those for insurance services are life and health and property and casualty insurance companies. The principal markets for healthcare information services are healthcare providers, payers, and managed care organizations. The Company's operations are predominately located within the United States.

3.  USE OF ESTIMATES:

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

4.  SHAREHOLDERS EQUITY:

COMMON AND PREFERRED STOCK. In May 1996, the Company's shareholders approved a Board of Directors resolution which increased the authorized Common Stock of the Company from 250 million to 300 million shares. The shareholders also approved another Board of Directors resolution to authorize 10 million shares of blank check preferred stock.

TREASURY STOCK. During the first quarter of 1996, the Company repurchased approximately 1,527,000 of its common shares through open market transactions at an aggregate cost of $30,255,000.

STOCK HELD BY EMPLOYEE BENEFITS TRUSTS. Also during the first quarter, the Company reissued approximately 165,000 shares of stock held by an employee benefits trust, with the shares used for stock option exercises and performance share plan awards.

5. AGREEMENT WITH COMPUTER SCIENCES CORPORATION:

The Company has an agreement with Computer Sciences Corporation (CSC) under which CSC-owned credit bureaus and certain CSC affiliate bureaus utilize the Company's credit database service. CSC and these affiliates retain ownership of their respective credit files and the revenues generated by their credit reporting activity. The Company receives a processing fee for maintaining the database and for each report supplied. The agreement expires in 1998, is renewable at the option of CSC for successive ten-year periods, and provides CSC with an option to sell its collection and credit reporting businesses to the Company. The option is currently exercisable and expires in 2013. In the event CSC does not exercise its option to sell and does not renew the agreement, or if there is a change in control of CSC, the Company has the option to purchase CSC's collection and credit reporting businesses. The option price is determined, for all purposes, in accordance with the following schedule: on or before July 31,1998, at the price determined by certain financial formulas (currently estimated at approximately $400 million); and after July 31, 1998, at appraised value.

6.  LOTTERY CONTRACT DISPUTE, LITIGATION, AND SETTLEMENT:

High Integrity Systems, Inc. (HISI), a Company subsidiary, entered into a contract in July 1992 to provide lottery services to the state of California, whereby HISI agreed to provide a system to automate the processing of instant lottery tickets and a system to sell on-line game tickets through 10,000 low-volume terminals.

On April 26, 1993, the California State Lottery (CSL) filed suit against HISI in Superior Court, Sacramento County, California, with said complaint amended May 7, 1993 naming Equifax Inc., et al. and Federal Insurance Company as additional defendants. The CSL sought unspecified damages for alleged breach of contract and injunctive relief. On May 7, 1993, HISI filed a cross-complaint against the CSL seeking compensatory and general damages in an amount not less than $65 million and special and consequential damages in an amount not less than $100 million alleging breach of contract and seeking recovery of the reasonable value of the labor and materials expended on behalf of the CSL based on the theory of quantum meruit and unjust enrichment.

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

On February 6, 1996, HISI and GTECH Corporation (GTECH) entered into an agreement whereby HISI subcontracted many of its obligations under the reinstated contract to GTECH. This subcontract provides for a one-time payment of $58,000,000 by GTECH to HISI, and also provides that future payments received by HISI from the CSL for lottery ticket sales and incentives earned be paid to GTECH. The Company received the $58,000,000 from GTECH and recognized $5,000,000 in revenue related to the subcontract in the first quarter, 1996. The current portion of the remaining $53,000,000 balance is included in other current liabilities, and the non-current portion is recorded as long-term deferred revenue. The $53,000,000 balance will be recognized as revenue over the term of the reinstated CSL contract, net of related expenses.

7.  ACQUISITIONS:

During the first quarter, the Company acquired substantially all the assets and business operations of a company which will operate in the Credit Services segment. The acquisition was accounted for as a purchase, and had an aggregate purchase price of $15.0 million, with approximately $9.5 million allocated to goodwill and $6.7 million to other assets (primarily software). Their results of operation have been included in the consolidated statement of income from the date of acquisition and were not material to the results of operation of the Company.

8.  RESTRUCTURING:

In the fourth quarter of 1995, the Company initiated a restructuring program designed to streamline operations by reducing staffing levels and consolidating facilities. Staffing levels were reduced by approximately 750 employees primarily in the Insurance Services, General Information Services, and Credit Services Segments. The total cost of this program was $19,572,000 ($11,939,000 net of tax, or $.08 per share). Components of the restructuring provision and utilization through March 31, 1996 are as follows:

                                   Severance and
                                   Termination   Asset         Lease
(In Thousands)                     Benefits      Write-Offs    Costs    Total
- -------------                      ---------     -----------  -------  --------

Original provision                  $13,813     $   $ 2,994    2,765   $19,572
    Utilized in 1995                 (2,521)         (2,994)    (915)   (6,430)
                                    -------     -----------    -----   -------
Balance, December 31, 1995           11,292              --    1,850    13,142
    Utilized in 1996                 (4,224)             --     (467)   (4,691)
                                    -------     -----------    -----   -------
Balance, March 31, 1996             $ 7,068     $$ --          1,383   $ 8,451
                                    =======     ===========    =====   =======


The reserve balance at March 31, 1996 is included in other current liabilities in the accompanying balance sheets.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF RESULTS OF OPERATIONS AND
                                FINANCIAL CONDITION




Results of Operations - (first quarter of 1996 compared to the first quarter of 1995)

First quarter revenue increased 10% over 1995. Acquisitions contributed about two percentage points to revenue growth, while 1995 divestitures decreased revenue growth by about four percentage points. Operating income increased 24% over the prior year. This increase is primarily the result of revenue growth in higher margin business units, improvement in the International Operations segment, and the recognition of revenue from a lottery subcontract (Note 6).

Net income for the quarter increased 25%, from $29.5 million to $36.8 million. Net income per share was $0.25 in 1996, an increase of 32% over the prior year.

In the fourth quarter of 1995, the Company changed its segment reporting structure by moving its Equifax National Decision Systems business unit from the General Information Services segment to the Credit Services segment. First quarter, 1995 information has been restated to conform with the new presentation. Operating revenue and operating income by industry segment for the first quarter of 1996 and 1995 are as follows (in thousands):


Operating Revenue:                              1996         1995
- -----------------                              -----         ----
     Credit Services                          $138,690      $119,320
     Payment Services                           71,598        60,878
     Insurance Services                        135,755       127,099
     International Operations                   54,646        48,932
     General Information Services               22,322        27,964
                                              --------      --------
                                              $423,011      $384,193
                                              ========      ========


Operating Income (Loss):                         1996         1995
- -----------------------                          ----         ----
     Credit Services                          $ 47,539      $ 40,615
     Payment Services                           11,815        11,003
     Insurance Services                          9,858         9,558
     International Operations                    4,012         2,280
     General Information Services                3,209        (1,481)
                                              --------       -------
     Operating Contribution                     76,433        61,975
     General Corporate Expense                 (10,509)       (8,740)
                                              --------       --------
                                              $ 65,924      $ 53,235
                                              ========       ========

The following discussion analyzes operating results by industry segment, general corporate expense, and consolidated other income and effective income tax rates.

Credit Services
- ---------------

Revenue in Credit Services, which includes Credit Reporting Services, Mortgage Information Services, Risk Management Services, and Equifax National Decision Systems, increased 16% in the first quarter, with two percentage points attributable to acquisitions. Credit Reporting Services, excluding acquisitions, was up 11% in the quarter driven by increased prescreening business for credit card issuers and volume growth in the automotive, mortgage, banking and utilities industries. Average prices continue to decline, but at a lower rate than in prior quarters. However, this decline was more than offset by continued volume growth. Revenue in Mortgage

Information Services, exclusive of a 1995 acquisition, increased 27% in the quarter due to increased refinancing activity. Risk Management Services increased 28%, due to new business from customers outsourcing the accounts receivable management function of their businesses.

Operating income in the first quarter increased 17% from the prior year due primarily to the revenue growth within Credit Reporting Services and Risk Management Services.

Payment Services
- ----------------

Revenue in Payment Services, which includes Check Services, Card Services, and FBS Software, increased 18% over the prior year. Check Services revenue increased 4%, with a 2% decline in check guarantee revenue offset by increases in other Check Services products. Card Services revenue increased 23%, with growth driven by increases in processing of both cardholder and merchant transactions. FBS Software revenue improved $2.8 million due primarily to several large consulting projects which began in the fourth quarter of 1995 and the first quarter of 1996.

Operating income increased 7% in the quarter, with a 24% increase in Card Services tempered by a $1.0 million decline in Check Services. Growth in Card Services was attributable to the revenue improvement, while the decline in Check Services operating income resulted primarily from higher selling and customer service and support expenses.

Insurance Services
- ------------------

First quarter revenue increased 7%, with about four percentage points attributable to motor vehicle registry (the fee charged by states for their records, which the Company passes on to its customers). The balance of the increase was due to improvements in Data Services (up 11%), Osborn Laboratories (up 27%) and CUE U.K. (up 109%), but was tempered somewhat by a 5% decline in Field Services revenue, due primarily to a shift by customers toward lower priced products and adverse weather conditions. The revenue increases in Data Services and Osborn Laboratories resulted primarily from volume increases, while the CUE U.K. increase resulted from the late 1995 roll-out of the CUE Motor product and increased usage of the CUE Home product.

Operating income improved 3% in the first quarter, with gains in Data Services and CUE U.K. partially offset by a decline in Field Services.

International Operations
- ------------------------

International Operations revenue, adjusted for noncomparables (acquisitions and the second quarter 1995 sale of the Canadian field services insurance products business), increased 5% in the first quarter. In local currencies, excluding noncomparables, revenue increased 2% in Canada and 9% in Europe, with modest gains in most product lines.

Operating profit increased $1.7 million, or 76% in the first quarter, with Canada up $.4 million, Europe improving by $1.0 million, and South American joint ventures up $.4 million. Within Europe, leverage resulting from the integration of the 1994 Infolink acquisition was partially offset by higher costs associated with the 1995 Infocheck acquisition, which is currently being integrated into the European Operations.

General Information Services
- ----------------------------

After adjusting to exclude the effects of the third quarter 1995 sales of Elrick & Lavidge and Quick Test, revenue increased $6.4 million. This increase was due to HISI's recognition of $5.0 million from its lottery subcontract with GTECH (Note 6), and a $1.4 million (9%) increase in Healthcare revenues.

This segment's operating income improved $4.7 million, primarily due to the $5.0 million HISI revenue. The Elrick & Lavidge and Quick Test divestitures negatively impacted the increase by $.7 million, but was partially offset by a $.5 million improvement in Healthcare operations.

General Corporate Expense
- -------------------------

General corporate expense increased $1.8 million from the prior year due primarily to higher incentive accruals and expenses for projects related to system enhancements.

Other Income and Effective Income Tax Rates
- -------------------------------------------

The decrease in other income was due primarily to lower levels of interest income and a nonrecurring item recorded in the first quarter of 1996.

The effective income tax rate declined to 39.7% from 41.6% in 1995, due in large part to a change in the mix of foreign income between tax jurisdictions with different effective tax rates.


                                FINANCIAL CONDITION

The Company's financial condition remained strong during the first quarter of 1996. Net cash provided by operations increased from $29.2 million to $127.4 million primarily due to the receipt of $58,000,000 related to the lottery subcontract (Note 6), reduced disbursements for income taxes due to the timing of payments between quarters, and a reduction in disbursements for salaries and bonuses and other current liabilities between years. Normal capital expenditures and dividend payments were met with these internally generated funds.

Other significant outlays in the first quarter included $30.3 million of treasury stock purchases (Note 4), $15.0 million for an acquisition (Note 7), and $45.4 million in debt repayments. These items were principally financed by excess cash from operations.

Capital expenditures for the remainder of 1996 are currently projected to be approximately $73 million, exclusive of acquisitions. Additional expenditures are possible as opportunities arise. As of March 31, 1996, approximately $127 million remains authorized under the Company's share repurchase program, and purchases have continued in the second quarter.

The remaining 1996 capital expenditures should be met with internally generated funds. At March 31, 1996, $545 million was available under the Company's $550 million revolving credit facility to fund future capital requirements, including the possible purchase of the CSC collections and credit reporting businesses (Note 5). Management feels that the Company's liquidity will remain strong in both the short-term and long-term, and that the Company has sufficient debt capacity to finance all of these requirements, if necessary.


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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of Equifax Inc.:


We have reviewed the accompanying interim consolidated balance sheet of EQUIFAX INC. (a Georgia corporation) AND SUBSIDIARIES as of March 31, 1996 and the related interim consolidated statements of income for the three-month periods ended March 31, 1996 and 1995, shareholders' equity for the three-month period ended March 31, 1996, and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the accompanying consolidated balance sheet of Equifax Inc. and subsidiaries as of December 31, 1995, and in our report dated February 16, 1996, we expressed an unqualified opinion on that statement.


                                                       /s/ Arthur Andersen LLP



Atlanta, Georgia
May 13, 1996

                          PART II.  OTHER INFORMATION
                          ---------------------------


Item 1.     Legal Proceedings
- -------     -----------------

On April 26, 1993, the California State Lottery filed suit against High Integrity Systems, Inc., a Company subsidiary, in the Superior Court of the State of California, Sacramento County.

Reference is made to information reported in Note 6 of the Notes to Consolidated Financial Statements, included in Part I of this report.

Item 5.     Other Information
- -------     -----------------

Reference is made to information reported in Notes 1, 2, 3, 4, 7 and 8 of the Notes to Consolidated Financial Statements, included in Part I of this report.

Item 6.     Exhibits and Reports on Form 8-K
- -------     --------------------------------

(a)  Exhibits

     15   Letter from Arthur Andersen LLP, dated May  13, 1996.

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


                               EQUIFAX INC.
                               ------------
                               (Registrant)



Date:  May 14, 1996             /s/ D. W. McGlaughlin
                                ----------------------------
                                D. W. McGlaughlin, President
                                and Chief  Executive Officer



Date:  May 14, 1996             /s/ P. J. Mazzilli
                                ----------------------------
                                P. J. Mazzilli
                                Corporate Vice President
                                and Controller

                                 EXHIBIT INDEX
                                 -------------



Exhibit               Description of Exhibit
- -------               ----------------------

  15                  Arthur Andersen LLP
                      Letter dated May 13, 1996