Form 10-Q
period 1996-06-30
EQUIFAX INC
filed 1996-08-14
CIK 33185

                                 FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   June 30, 1996
                                    ------------------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period ended _________________________

     Commission File Number 1-6605
                            ------

                                 EQUIFAX INC.
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Georgia                                              58-0401110
- ------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S.Employer
incorporation or organization)                              Identification No.)

    1600 Peachtree Street, N.W. Atlanta, Georgia
    P.O. Box 4081, Atlanta, Georgia                               30302
- ------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding at June 30, 1996
           -----                         ---------------------------------

Common Stock, $1.25 Par Value                         151,915,692
                                         ---------------------------------

                               INDEX

                                                                      Page No.
                                                                    -----------
Part I.  Financial Information

  Consolidated Balance Sheets --
    June 30, 1996 and December 31, 1995                                 2 - 3

  Consolidated Statements of Income --
    Three Months Ended June 30, 1996 and 1995                               4

  Consolidated Statements of Income --
    Six Months Ended June 30, 1996 and 1995                                 5

  Consolidated Statement of Shareholders'
    Equity -- Six Months Ended June 30, 1996                                6

  Consolidated Statements of Cash Flows --
    Six Months Ended June 30, 1996 and 1995                                 7

  Notes to Consolidated Financial
    Statements                                                         8 - 10

  Management's Discussion and Analysis
    of Results of Operations and
    Financial Condition                                               11 - 14

  Review by Independent Public Accountants                                 14

  Review Report by Independent Public Accountants                          15


Part II.  Other Information                                           16 - 18

  Exhibit Index                                                            19

  Consent Letter Covering Review by Independent
    Public Accountants                                                     20

                      PART I.  FINANCIAL INFORMATION
                     --------------------------------

CONSOLIDATED BALANCE SHEETS                              JUNE       DECEMBER
                                                          30,          31,
(In thousands)                                           1996         1995
- -------------------------------------------------------------------------------
                                                     (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents.............................$   53,615   $   26,136
Accounts receivable...................................   274,626      258,335
Deferred income tax assets............................    25,519       30,594
Other current assets..................................    40,415       51,611
                                                      ----------   ----------
 Total current assets.................................   394,175      366,676
                                                      ----------   ----------
PROPERTY AND EQUIPMENT:
Land, buildings and improvements......................    19,085       18,050
Data processing equipment and furniture...............   243,596      218,699
                                                      ----------   ----------
                                                         262,681      236,749
Less-Accumulated depreciation.........................   163,592      148,901
                                                      ----------   ----------
                                                          99,089       87,848
                                                      ----------   ----------

GOODWILL..............................................   360,392      353,571
                                                      ----------   ----------
PURCHASED DATA FILES..................................    72,590       74,828
                                                      ----------   ----------
OTHER.................................................   173,456      170,772
                                                      ----------   ----------
                                                      $1,099,702   $1,053,695
                                                      ==========   ==========

The notes on pages 8 through 10 are an integral part of these balance sheets.




CONSOLIDATED BALANCE SHEETS                              JUNE       DECEMBER
                                                          30,          31,
(In thousands, except par value)                         1996         1995
- -------------------------------------------------------------------------------
                                                     (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt and current maturities................$   44,978   $   20,384
Accounts payable......................................    73,539       62,194
Accrued salaries and bonuses..........................    23,525       27,919
Income taxes payable..................................     3,448           --
Other current liabilities.............................   142,301      140,123
                                                      ----------   ----------
  Total current liabilities...........................   287,791      250,620
                                                      ----------   ----------

LONG-TERM DEBT, LESS CURRENT MATURITIES...............   266,532      302,665
                                                      ----------   ----------

POSTRETIREMENT BENEFIT OBLIGATION.....................    80,158       80,885
                                                      ----------   ----------

LONG-TERM DEFERRED REVENUE............................    48,182           --
                                                      ----------   ----------

OTHER LONG-TERM LIABILITIES...........................    64,772       66,103
                                                      ----------   ----------

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY:
Common stock, $1.25 par value; shares
  authorized - 300,000; issued - 170,214 in 1996
  and 168,812 in 1995; outstanding - 145,361
  in 1996 and 147,245 in 1995.........................   212,767      211,015
Preferred stock, $0.01 par value; shares
  authorized - 10,000; issued and outstanding -
  none in 1996 or 1995................................        --           --
Paid-in capital.......................................   190,648      171,020
Retained earnings.....................................   322,580      269,986
Cumulative foreign currency translation
  adjustment..........................................   (13,887)     (13,777)
Treasury stock, at cost, 18,298 shares in 1996
  and 14,847 shares in 1995...........................  (295,257)    (218,613)
Stock held by employee benefits trusts, at cost,
  6,554 shares in 1996 and 6,719 shares in 1995...       (64,584)     (66,209)
                                                      ----------   ----------
  Total shareholders' equity..........................   352,267      353,422
                                                      ----------   ----------
                                                      $1,099,702   $1,053,695
                                                      ==========   ==========

The notes on pages 8 through 10 are an integral part of these balance sheets.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              JUNE 30,
(In thousands, except per share amounts)                 1996         1995
- -------------------------------------------------------------------------------
Operating revenue..................................... $ 445,615    $ 407,406
                                                       ---------    ---------

Costs and expenses:
Costs of services.....................................   277,710      262,810
Selling, general and administrative expenses..........    92,949       81,078
Asset impairment (Note 9).............................    10,313           --
                                                       ---------    ---------
Total operating expenses.............................    380,972      343,888
                                                       ---------    ---------
Operating income......................................    64,643       63,518
                                                       ---------    ---------

Other income, net.....................................     8,781        1,990
Interest expense......................................    (5,181)      (4,922)
                                                       ---------    ---------

Income before income taxes............................    68,243       60,586

Provision for income taxes............................    27,113       24,772
                                                       ---------    ---------
Net income............................................ $  41,130    $  35,814
                                                       =========    =========

Weighted average common shares outstanding............   145,923      152,974
                                                       =========    =========
Per common share:
  Net income.......................................... $    0.28    $    0.23
                                                       =========    =========

Dividends............................................. $   0.083    $   0.078
                                                       =========    =========

The notes on pages 8 through 10 are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
(In thousands, except per share amounts)                 1996         1995
- -----------------------------------------------------------------------------------
Operating revenue..................................... $ 868,626    $ 791,599
                                                       ---------    ---------
Costs and expenses:
Costs of services.....................................   548,080      514,933
Selling, general and administrative expenses..........   179,666      159,913
Asset impairment (Note 9).............................    10,313           --
                                                       ---------    ---------
 Total operating expenses.............................   738,059      674,846
                                                       ---------    ---------
Operating income......................................   130,567      116,753

Other income, net.....................................     9,229        4,246
Interest expense......................................   (10,420)      (9,921)
                                                       ---------    ---------
Income before income taxes............................   129,376      111,078

Provision for income taxes............................    51,401       45,792
                                                       ---------    ---------
Net income............................................ $  77,975    $  65,286
                                                       =========    =========

Weighted average common shares outstanding............   146,296      152,650
                                                       =========    =========
Per common share:
  Net income.......................................... $    0.53    $    0.43
                                                       =========    =========

  Dividends........................................... $   0.165    $   0.155
                                                       =========    =========

The notes on pages 8 through 10 are an integral part of these statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                             SIX MONTHS ENDED
(In thousands)                                                  JUNE 30, 1996
- ------------------------------------------------------------------------------
COMMON STOCK:
Balance at beginning of period................................... $   211,015
Shares issued under stock plans..................................       1,752
                                                                   ----------
Balance at end of period......................................... $   212,767
                                                                   ==========
PAID-IN CAPITAL:
Balance at beginning of period................................... $   171,020
Shares issued under stock plans..................................      18,162
Other............................................................       1,466
                                                                   ----------
Balance at end of period......................................... $   190,648
                                                                   ==========
RETAINED EARNINGS:
Balance at beginning of period................................... $   269,986
Net income.......................................................      77,975
Cash dividends paid..............................................     (25,381)
                                                                   ----------
Balance at end of period......................................... $   322,580
                                                                   ==========
CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT:
Balance at beginning of period................................... $   (13,777)
Adjustment during period.........................................        (110)
                                                                   ----------
Balance at end of period......................................... $   (13,887)
                                                                   ==========
TREASURY STOCK:
Balance at beginning of period................................... $  (218,613)
Cost of shares repurchased.......................................     (77,259)
Cost of shares reissued for prior year acquisition...............         615
                                                                   ----------
Balance at end of period......................................... $  (295,257)
                                                                   ==========
STOCK HELD BY EMPLOYEE BENEFITS TRUSTS:
Balance at beginning of period................................... $   (66,209)
Cost of shares reissued under stock plans........................       1,625
                                                                   ----------
Balance at end of period......................................... $   (64,584)
                                                                   ==========

The notes on pages 8 through 10 are an integral part of this statement.


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)         SIX MONTHS ENDED
                                                              JUNE 30,
(In thousands)                                           1996         1995
- --------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................... $  77,975    $  65,286
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization.....................    40,359       37,923
    Asset impairment (Note 9).........................    10,313           --
    Gain on sale of long-term investment..............    (8,232)          --
    Changes in assets and liabilities:
      Accounts receivable, net........................   (14,435)      (1,813)
      Current liabilities, excluding debt.............     9,613      (40,153)
      Other current assets............................    11,650       (8,952)
      Deferred income taxes...........................    (1,767)      (1,766)
      Other long-term liabilities, excluding debt.        52,121       (3,001)
      Other assets....................................    (4,820)          --
                                                       ---------    ---------
  Net cash provided by operating activities...........   172,777       47,524
                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment.................   (24,948)     (14,560)
  Additions to other assets, net......................   (14,533)     (17,622)
  Acquisitions, net of cash acquired..................   (26,833)     (11,914)
  Deferred payments on prior year acquisitions........        --       (8,743)
  Proceeds from sale of long-term investment..........    18,356           --
                                                       ---------    ---------
  Net cash used by investing activities                  (47,958)     (52,839)
                                                       ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings...........................    24,071      (16,599)
  Net long-term borrowings............................   (37,963)      30,863
  Dividends paid......................................   (25,381)     (24,724)
  Treasury stock purchases............................   (77,259)     (10,168)
  Proceeds from exercise of stock options.............    17,985        8,826
  Other...............................................     1,081        1,042
                                                       ---------    ---------
  Net cash used by financing activities                  (97,466)     (10,760)
                                                       ---------    ---------
Effect of foreign currency exchange rates on cash.           126        1,135
                                                       ---------    ---------
Net cash provided.....................................    27,479      (14,940)
Cash at beginning of period...........................    26,136       79,409
                                                       ---------    ---------
Cash at end of period................................. $  53,615    $  64,469
                                                       =========    =========

The notes on pages 8 through 10 are an integral part of these statements.

                                  EQUIFAX INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1996


1.  BASIS OF PRESENTATION:

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position of the Company as of June 30, 1996 and the results of operations for the three and six months ended June 30, 1996 and 1995 and the cash flows for the six months ended June 30, 1996 and 1995. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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

4.  SHAREHOLDERS' EQUITY:

COMMON AND PREFERRED STOCK. In May 1996, the Company's shareholders approved a Board of Directors resolution which increased the authorized Common Stock of the Company from 250 million to 300 million shares. The shareholders also approved another Board of Directors resolution to authorize 10 million shares of "blank check" preferred stock.

TREASURY STOCK. During the first six months of 1996, the Company repurchased approximately 3,489,000 of its common shares through open market transactions at an aggregate cost of $77,259,000 and also reissued approximately 38,000 treasury shares in connection with the final payment for a 1994 acquisition.

STOCK HELD BY EMPLOYEE BENEFITS TRUSTS. During the first quarter of 1996, the Company reissued approximately 165,000 shares of stock held by an employee benefits trust, with the shares used for stock option exercises and performance share plan awards.

5. AGREEMENT WITH COMPUTER SCIENCES CORPORATION:

The Company has an agreement with Computer Sciences Corporation (CSC) under which CSC-owned credit bureaus and certain CSC affiliate bureaus utilize the Company's credit database service. CSC and these affiliates retain ownership of their respective credit files and the revenues generated by their credit reporting activity. The Company receives a processing fee for maintaining the database and for each report supplied. The agreement expires in 1998, is renewable at the option of CSC for successive ten-year periods, and provides CSC with an option to sell its collection and credit reporting businesses to the Company. The option is currently exercisable and expires in 2013. In the event CSC does not exercise its option to sell and does not renew the agreement, or if there is a change in control of CSC, the Company has the option to purchase CSC's collection and credit reporting businesses. The option price is determined, for all purposes, in accordance with the following schedule: on or before July 31,1998, at the price determined by certain financial formulas; and after July 31, 1998, at appraised value. The Company currently estimates the option price determined by the financial formulas to be approximately $400 million. In its annual report for the fiscal year ended March 29, 1996, CSC stated that the option price "approached $500 million at March 29, 1996."

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

7.  ACQUISITIONS:

During the first six months of 1996, the Company acquired substantially all the assets and business operations of four companies and also acquired the remaining 49.9% interest of Transax plc in the United Kingdom. These acquisitions were accounted for as purchases, and had an aggregate purchase price of $29.5 million, with approximately $17.9 million allocated to goodwill and $7.1 million to other assets (primarily software). Their results of operations have been included in the consolidated statement of income from the date of acquisition and were not material to the results of operation of the Company.

8.  RESTRUCTURING:

In the fourth quarter of 1995, the Company initiated a restructuring program designed to streamline operations by reducing staffing levels and consolidating facilities. Staffing levels were reduced by approximately 750 employees primarily in the Insurance Services, General Information Services, and Credit Services Segments. The total cost of this program was $19,572,000 ($11,939,000 net of tax, or $.08 per share). Components of the restructuring provision and utilization through June 30, 1996 are as follows:

                                        Severance and
                                        Termination     Asset         Lease
(In Thousands)                          Benefits        Write-Offs    Costs    Total
- --------------                          -------------   ----------    ------  --------

Original provision                       $13,813         $ 2,994      $2,765   $19,572
   Utilized in 1995                       (2,521)         (2,994)       (915)   (6,430)
                                         -------        ---------      ------   -------
Balance, December 31, 1995                11,292              --       1,850    13,142
   Utilized in 1996                       (6,215)             --        (901)   (7,116)
                                         -------        ---------      ------   -------
Balance, June 30, 1996                   $ 5,077        $     --      $  949   $ 6,026
                                         =======        =========     ======   =======


The reserve balance at June 30, 1996 is included in other current liabilities in the accompanying balance sheets.

9.  ASSET IMPAIRMENT:

In accordance with the Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in June 1996, the Company recorded a loss of $10,313,000 to write off certain intangible assets in the Healthcare Administrative Services business unit in its General Information Services segment.

This business unit provides back-room functions such as claims administration, analytical services, and cost review primarily for employer based self-insured health plans. The loss resulted from declining revenues caused by healthcare enrollment patterns, which have continued to shift from indemnity type plans to health-maintenance type plans thereby reducing the self-insured administration market. The loss was determined from analysis using both projected future cash flows and an independent appraisal.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION



Results of Operations - (second quarter and first six months of 1996 compared to the second quarter and first six months of 1995)

Revenue for the second quarter and first six months increased 9% and 10% respectively over the comparable periods of 1995. Excluding the effects of acquisitions and 1995 divestitures, revenue increased 11% in both periods. Operating income increased 2% in the second quarter and 12% year-to-date. Excluding a $10.3 million write-off related to asset impairments in the General Information Services segment (Note 9), operating income improved 18% and 21% respectively over the prior year periods. These increases resulted primarily from revenue growth in higher margin business units, improvement in the International Operations segment, and the recognition of revenue from a lottery subcontract (Note 6).

Net income and earnings per share increased 15% and 22% respectively in the second quarter and 19% and 23% year-to-date, with higher earnings per share increases relative to net income increases a reflection of the Company's continuing repurchases of common shares.

In the fourth quarter of 1995, the Company changed its segment reporting structure by moving its Equifax National Decision Systems business unit from the General Information Services segment to the Credit Services segment. Second quarter and first six months 1995 information has been restated to conform with the new presentation. Operating revenue and operating income by industry segment for the second quarter and first six months of 1996 and 1995 are as follows (in thousands):

                                    Second Quarter          Six Months
                                 --------------------  ----------------------
Operating Revenue:                 1996       1995       1996        1995
- ------------------               ---------  ---------  ---------  -----------
 Credit Services                 $146,950   $125,682   $285,640     $245,002
 Payment Services                  79,252     68,831    150,850      129,709
 Insurance Services               144,958    132,439    280,713      259,538
 International Operations          57,796     50,199    112,442       99,131
 General Information Services      16,659     30,255     38,981       58,219
                                 --------   --------   --------     --------
                                 $445,615   $407,406   $868,626     $791,599
                                 ========   ========   ========     ========

Operating Income (Loss):
- ------------------------
 Credit Services                 $ 51,288   $ 42,123   $ 98,827     $ 82,738
 Payment Services                  14,414     15,660     26,229       26,663
 Insurance Services                13,116     11,141     22,974       20,699
 International Operations           7,901      4,507     11,913        6,787
 General Information Services     (10,586)    (2,275)    (7,377)      (3,756)
                                 --------   --------   --------     --------
 Operating Contribution            76,133     71,156    152,566      133,131
 General Corporate Expense        (11,490)    (7,638)   (21,999)     (16,378)
                                 --------   --------   --------     --------
                                 $ 64,643   $ 63,518   $130,567     $116,753
                                 ========   ========   ========     ========


The following discussion analyzes operating results by industry segment, general corporate expense, and consolidated other income and effective income tax rates.

Credit Services
- ---------------

Revenue in Credit Services, which includes Credit Reporting Services, Mortgage Information Services, Risk Management Services, and Equifax National Decision Systems, increased 17% in both the second quarter and first six months, with two percentage points of these increases attributable to acquisitions. Credit Reporting Services revenue, excluding acquisitions, was up 15% in the quarter and 13% year-to-date driven by increased prescreening business for credit card issuers and volume growth in the finance, automotive, mortgage, banking and utilities industries. Average prices continue to decline, but at a lower rate than in 1995. This decline, however, was more than offset by continued volume growth. Revenue in Mortgage Information Services, which was up 5% year-to-date exclusive of a 1995 acquisition, declined 11% in the second quarter as mortgage lending activity slowed due to increased interest rates. Risk Management Services revenue was up 18% in the quarter and 23% year-to-date, due primarily to new business from customers outsourcing the accounts receivable management function of their businesses, while revenue in Equifax National Decision Systems increased 34% in the quarter and 20% year-to-date.

Operating income increased 22% in the quarter and 19% in the first six months due primarily to the revenue growth within Credit Reporting Services and Risk Management Services.

Payment Services
- ----------------

Revenue in Payment Services, which includes Check Services, Card Services, and FBS Software, increased 15% in the quarter and 16% in the first six months. Card Services revenue increased 23% in both periods driven by volume increases resulting from growth in the cardholder account base and increased processing of merchant transactions. Check Services revenue was up 2% in the quarter and 3% year-to-date, with a 3% decline in check guarantee revenue in both periods offset by increases in other Check Services products. FBS Software revenue improved $2.3 million in the quarter and $5.1 million year-to-date due primarily to several large consulting projects which began in the fourth quarter of 1995 and the second quarter of 1996.

Operating income declined 8% in the quarter due to one-time expenses that are being incurred in connection with a major move to a new location in the Tampa area. Excluding these expenses, second quarter operating income for Payment Services was about even with the prior year as operating income growth within Card Services was offset by a decline in Check Services resulting primarily from higher selling and customer service and support expenses. Payment Services operating income for the first six months declined 2% over the comparable period in 1995.

Insurance Services
- ------------------

Second quarter and year-to-date revenue increased 9% and 8% respectively, with motor vehicle registry (the fee charged by states for their records which the Company passes on to its customers) accounting for five percentage points of each period's increase. The balance of the increases were due to improvements in Data Services (up 16% in the quarter and 14% year-to-date), Osborn Laboratories (up 33% in the quarter and 30% year-to-date) and CUE U.K. (up 109% in both periods). The revenue increases in Data Services and Osborn Laboratories resulted primarily from volume increases, while the CUE U.K. increases resulted from the late 1995 roll-out of the CUE Motor product and increased usage of the CUE Home product. A 5% increase in Field Services second quarter revenue was offset by a decline in Commercial Specialists.

Operating income improved 18% in the second quarter and 11% year-to-date, due primarily to gains in Data Services and CUE U.K. which were partially offset by declines in Commercial Specialists.

International Operations
- ------------------------

International Operations revenue, adjusted for noncomparables (acquisitions and the second quarter 1995 sale of the Canadian field services insurance products business), increased 4% in the second quarter and 5% in the first six months. In local currencies, excluding noncomparables, second quarter and year-to-date revenue increased 5% and 4% respectively in Canada and 9% in both periods in Europe, with gains in most product lines.

Second quarter operating income increased $3.4 million, with Canada up $.9 million, Europe improving by $1.9 million, and South American joint ventures up $.7 million. Year-to-date operating income was up $5.1 million with increases of $1.3 million in Canada, $2.9 million in Europe and $1.1 million in South America. Within Europe, operating leverage resulting from the integration of the 1994 Infolink acquisition was partially offset by higher costs associated with the third quarter 1995 Infocheck acquisition, which is currently being integrated into the European Operations.

General Information Services
- ----------------------------

After adjusting to exclude the effects of the third quarter 1995 divestitures of Elrick & Lavidge and Quick Test, second quarter revenue declined $.3 million while year-to-date revenue increased $6.1 million. The $.3 million decline in the quarter was attributable to reduced revenue within Healthcare Information Services while the year-to-date increase was due to HISI's recognition of $5.0 million from its lottery subcontract with GTECH in the first quarter of 1996 (Note 6) and a one-time revenue item recorded within Healthcare during the first quarter.

This segment's operating loss increased $8.3 million in the second quarter due to the recording of a $10.3 million asset impairment loss within Healthcare Information Services (Note 9) which was partially offset by a non-recurring second quarter gain of $2.3 million related to a settlement with HISI's insurance carrier. The $3.6 million year-to-date increase in this segment's operating loss is due to the aforementioned items and also reflects the $5.0 million HISI revenue recorded in the first quarter of 1996.

General Corporate Expense
- -------------------------

General corporate expense increased $3.9 million in the second quarter and $5.6 million year-to-date due primarily to higher performance share plan and incentive accruals and expenses for projects related to system enhancements.

Other Income and Effective Income Tax Rates
- -------------------------------------------

Other income increased $6.8 million in the second quarter and $5.0 million year-to-date. These gains are primarily the result of an $8.2 million gain recorded on the sale of the Company's 1995 investment in Physician Computer Network, Inc. This gain was partially offset by lower levels of interest income and certain other nonrecurring items recorded in 1996.

The second quarter and year-to-date effective income tax rates declined to 39.7% from 40.9% in the second quarter 1995 and from 41.2% in the first six months of 1995. The declines were due in large part to a change in the mix of foreign income between tax jurisdictions with different effective tax rates.

                              FINANCIAL CONDITION

The Company's financial condition remained strong during the first six months of 1996. Net cash provided by operations increased from $47.5 million to $172.8 million primarily due to the receipt of $58.0 million related to the lottery subcontract (Note 6), reduced disbursements for income taxes due to the timing of payments between quarters, and a reduction in disbursements for salaries and bonuses and other current liabilities between years. Normal capital expenditures and dividend payments were met with these internally generated funds.

Other significant outlays in the first six months included $77.3 million of treasury stock purchases (Note 4), $26.8 million for acquisitions (Note 7), and $38.0 million in long-term debt repayments. These items were principally financed by excess cash from operations.

Capital expenditures for the remainder of 1996 are currently projected to be approximately $58 million, exclusive of acquisitions. Additional expenditures are possible as opportunities arise. As of June 30, 1996, approximately $80 million remains authorized under the Company's share repurchase program, and purchases have continued in the third quarter.

The remaining 1996 capital expenditures should be met with internally generated funds. At June 30, 1996, $530 million was available under the Company's $550 million revolving credit facility to fund future capital requirements, including the possible purchase of the CSC collections and credit reporting businesses (Note 5). Management feels that the Company's liquidity will remain strong in both the short-term and long-term, and that the Company has sufficient debt capacity to finance all of these requirements, if necessary.


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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of Equifax Inc.:


We have reviewed the accompanying interim consolidated balance sheet of EQUIFAX INC. (a Georgia corporation) AND SUBSIDIARIES as of June 30, 1996 and the related interim consolidated statements of income for the six-month and three-month periods ended June 30, 1996 and 1995, shareholders' equity for the six-month period ended June 30, 1996, and cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


                                                          /s/Arthur Andersen LLP



Atlanta, Georgia
August 13, 1996

                          PART II.  OTHER INFORMATION
                          ---------------------------


Item 1.     Legal Proceedings
- -------     -----------------

On April 26, 1993, the California State Lottery filed suit against High Integrity Systems, Inc., a Company subsidiary, in the Superior Court of the State of California, Sacramento County.

Reference is made to information reported in Note 6 of the Notes to Consolidated Financial Statements, included in Part I of this report.


Item 4.     Submission of Matters to a Vote of Security Holders
- -------     ---------------------------------------------------

(a) On May 1, 1996, the Company held its regular annual meeting of Shareholders.

(b) Below is a brief description of each matter voted upon at said meeting, each more fully described in that Definitive Proxy Statement, dated March 28, 1996, as filed with the Commission on March 27, 1996, along with the respective vote tabulations:

     (i) Election of six Directors, one to serve a term of one year and five each to serve a term of three years: One year term - Derek V. Smith (131,827,278 votes "for" and 1,807,475 votes withheld); Directors with three year terms - Thomas F. Chapman (131,779,644 votes "for" and 1,855,109 votes withheld); Robert P. Forrestal (131,901,817 votes "for" and 1,732,936 votes withheld); Tinsley H. Irvin (131,955,848 votes "for" and 1,678,905 votes withheld); D. Raymond Riddle (131,866,673 votes "for" and 1,768,080 votes withheld); and Betty L. Siegel, Ph.D. (131,787,904 votes "for" and 1,846,849 votes withheld). The names of each other Director whose term of office as a Director continued after this meeting are as follows: D. W. McGlaughlin; Larry L. Prince; C. B. Rogers, Jr.; L. W. Sullivan, M.D.; Lee A. Ault, III; Ron D. Barbaro; John L. Clendenin; A. W. Dahlberg; and L. Phillip Humann.

     (ii) Approval of the Amended Equifax Inc. 1988 Performance Share Plan for Officers (116,225,157 votes "for"; 14,815,299 votes "against"; 2,453,749 abstentions; and 140,548 broker non-votes).

     (iii) Approval of Amended Articles of Incorporation to Increase Authorized Common Stock (124,955,378 votes "for"; 6,825,142 votes "against"; 1,756,613 abstentions; and 97,620 broker non-votes).

     (iv) Approval of Amended Articles of Incorporation to Authorize "Blank Check" Preferred Stock (81,112,559 votes "for"; 34,502,901 votes "against"; 3,004,688 abstentions; and 15,014,605 broker non-votes).

     (v) Approval of Amended Articles of Incorporated to Adopt the Minimum Shareholder Vote Required Under Current State of Georgia Law (112,607,441 votes "for"; 4,428,056 votes "against"; 1,608,310 abstentions; and 14,990,946 broker non-votes).

     (vi) Approval of Amended and Restated Articles of Incorporation to Modernize and Conform to Current State of Georgia Law (127,358,866 votes "for"; 4,131,564 votes "against"; 1,361,293 abstentions; and 783,030 broker non-votes).

     (vii) Approval of Appointment of Arthur Andersen LLP as independent public accountants of the Company for the year 1996 (131,628,058 votes "for"; 625,233 votes "against"; 1,283,562 abstentions; and 97,900 broker non-votes).


Item 5.     Other Information
- -------     -----------------

Reference is made to information reported in Notes 1, 2, 3, 4, 7, 8 and 9 of the Notes to Consolidated Financial Statements, included in Part I of this report.


Item 6.     Exhibits and Reports on Form 8-K
- -------     --------------------------------

(a)  Exhibits

     15     Letter from Arthur Andersen LLP, dated August 13, 1996.

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


                                    EQUIFAX INC.
                                    ------------
                                    (Registrant)



Date:  August 13, 1996              /s/D. W. McGlaughlin
                                    ----------------------------
                                    D. W. McGlaughlin, President
                                    and Chief  Executive Officer



Date:  August 13, 1996              /s/P. J. Mazzilli
                                    ----------------------------
                                    P. J. Mazzilli
                                    Corporate Vice President
                                    and Controller

                                 EXHIBIT INDEX
                                 -------------



Exhibit               Description of Exhibit
- -------               ----------------------

  15                  Arthur Andersen LLP
                      Letter dated August 13, 1996