Form 10-Q/A
period 1996-06-30
EQUIFAX INC
filed 1996-09-23
CIK 33185

                                  FORM 10-Q/A
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

     Commission File Number 1-6605
                            ------

                                 EQUIFAX INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Georgia                                            58-0401110
- -------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S.Employer
incorporation or organization)                              Identification No.)

    1600 Peachtree Street, N.W. Atlanta, Georgia
        P.O. Box 4081, Atlanta, Georgia                          30302
- ------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                 404-885-8000
- ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                     None
- ------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    [x]     No
                                        ---------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                         Outstanding at June 30, 1996
           -----                 -------------------------------------------

Common Stock, $1.25 Par Value                     151,915,692
                                 -------------------------------------------

Item 6.     Exhibits and Reports on Form 8-K
- -------     --------------------------------

(a)         Exhibits

            3(i)    Amended and Restated Articles of
                    Incorporation (3 pages)/(1)/

            15      Letter from Arthur Andersen
                    LLP, dated August 13, 1996.

(b)         Reports on Form 8-K

            Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.



/(1)/Previously filed as Exhibit "B" to the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders, filed March 27, 1996, and hereby incorporated by reference.

                                 EXHIBIT INDEX
                                 -------------



Exhibit               Description of Exhibit
- -------               ----------------------

  3(i)              Amended and Restated Articles of
                    Incorporation/(1)/

  15                Arthur Andersen LLP
                    Letter dated August 13, 1996



/(1)/Previously filed as Exhibit "B" to the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders, filed March 27, 1996, and hereby incorporated by reference.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         EQUIFAX INC.
                                         ------------
                                         (Registrant)



Date:  September 23, 1996               /s/ T. H. Magis
                                        -----------------------------------
                                        T. H. Magis, Corporate Vice
                                        President, Secretary and
                                        General Counsel