Form 10-Q
period 1996-09-30
EQUIFAX INC
filed 1996-11-13
CIK 33185

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   September 30, 1996
                                    ------------------------

                                       OR

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

     For the transition period ended _________________________

     Commission File Number 1-6605
                            ------

                                   EQUIFAX INC.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Georgia                                             58-0401110
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S.Employer
incorporation or organization)                            Identification No.)

    1600 Peachtree Street, N.W. Atlanta, Georgia
         P.O. Box 4081, Atlanta, Georgia                 30302
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No
                                        -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                 Outstanding at September 30, 1996
           -----                 ---------------------------------

Common Stock, $1.25 Par Value                151,080,023
                                 ---------------------------------

                               INDEX


                                                                     Page No.
                                                                   -----------
Part I.  Financial Information

  Consolidated Balance Sheets --
    September 30, 1996 and December 31, 1995                            2 - 3

  Consolidated Statements of Income --
    Three Months Ended September 30, 1996 and 1995                          4

  Consolidated Statements of Income --
    Nine Months Ended September 30, 1996 and 1995                           5

  Consolidated Statement of Shareholders'
    Equity -- Nine Months Ended September 30, 1996                          6

  Consolidated Statements of Cash Flows --
    Nine Months Ended September 30, 1996 and 1995                           7

  Notes to Consolidated Financial
    Statements                                                         8 - 11

  Management's Discussion and Analysis
    of Results of Operations and
    Financial Condition                                               12 - 15

  Review by Independent Public Accountants                                 15

  Review Report by Independent Public Accountants                          16




Part II.  Other Information                                           17 - 18

  Exhibit Index                                                            19

  Consent Letter Covering Review by Independent
    Public Accountants                                                     20

                      PART I.  FINANCIAL INFORMATION
                     --------------------------------

CONSOLIDATED BALANCE SHEETS                            SEPTEMBER    DECEMBER
                                                          30,          31,
(In thousands)                                           1996         1995
------------------------------------------------------------------------------
                                                     (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents.............................$   57,614   $   26,136
Accounts receivable...................................   281,665      258,335
Deferred income tax assets............................    25,760       30,594
Other current assets..................................    48,800       51,611
                                                      -----------  -----------
 Total current assets.................................   413,839      366,676
                                                      -----------  -----------


PROPERTY AND EQUIPMENT:
Land, buildings and improvements......................    23,933       18,050
Data processing equipment and furniture...............   269,421      218,699
                                                      -----------  -----------
                                                         293,354      236,749
Less-Accumulated depreciation.........................   173,236      148,901
                                                      -----------  -----------
                                                         120,118       87,848
                                                      -----------  -----------



GOODWILL..............................................   419,970      353,571
                                                      -----------  -----------
PURCHASED DATA FILES..................................    85,277       74,828
                                                      -----------  -----------
OTHER.................................................   214,722      170,772
                                                      -----------  -----------
                                                      $1,253,926   $1,053,695
                                                      ===========  ===========

The notes on pages 8 through 11 are an integral part of these balance sheets.


CONSOLIDATED BALANCE SHEETS                            SEPTEMBER    DECEMBER
                                                          30,          31,
(In thousands, except par value)                         1996         1995
------------------------------------------------------------------------------
                                                     (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt and current maturities................$   59,614   $   20,384
Accounts payable......................................    92,254       62,194
Accrued salaries and bonuses..........................    36,061       27,919
Income taxes payable..................................     7,396           --
Other current liabilities.............................   144,108      140,123
                                                      -----------  -----------
  Total current liabilities...........................   339,433      250,620
                                                      -----------  -----------

LONG-TERM DEBT, LESS CURRENT MATURITIES...............   360,199      302,665
                                                      -----------  -----------

POSTRETIREMENT BENEFIT OBLIGATION.....................    79,979       80,885
                                                      -----------  -----------

LONG-TERM DEFERRED REVENUE............................    45,773           --
                                                      -----------  -----------

OTHER LONG-TERM LIABILITIES...........................    65,190       66,103
                                                      -----------  -----------

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY:
Common stock, $1.25 par value; shares
  authorized - 300,000; issued - 170,510 in 1996
  and 168,812 in 1995; outstanding - 144,526
  in 1996 and 147,245 in 1995.........................   213,138      211,015
Preferred stock, $0.01 par value; shares
  authorized - 10,000; issued and outstanding -
  none in 1996 or 1995................................        --           --
Paid-in capital.......................................   194,805      171,020
Retained earnings.....................................   356,387      269,986
Cumulative foreign currency translation
  adjustment..........................................   (12,769)     (13,777)
Treasury stock, at cost, 19,430 shares in 1996
  and 14,847 shares in 1995...........................  (323,625)    (218,613)
Stock held by employee benefits trusts, at cost,
  6,554 shares in 1996 and 6,719 shares in 1995...       (64,584)     (66,209)
                                                      -----------  -----------
  Total shareholders' equity..........................   363,352      353,422
                                                      -----------  -----------
                                                      $1,253,926   $1,053,695
                                                      ===========  ===========

The notes on pages 8 through 11 are an integral part of these balance sheets.


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
(In thousands, except per share amounts)                 1996         1995
------------------------------------------------------------------------------
Operating revenue.................................... $  454,986   $  412,027
                                                      -----------  -----------
Costs and expenses:
Costs of services....................................    284,523      264,444
Selling, general and administrative expenses.........     89,422       81,483
Asset impairment (Note 9)............................         --           --
                                                      -----------  -----------
 Total operating expenses............................    373,945      345,927
                                                      -----------  -----------
Operating income.....................................     81,041       66,100

Other income, net....................................        757        2,233
Interest expense.....................................     (5,800)      (5,398)
                                                      -----------  -----------
Income before income taxes...........................     75,998       62,935

Provision for income taxes...........................     30,194       24,954
                                                      -----------  -----------
Net income........................................... $   45,804   $   37,981
                                                      ===========  ===========

Weighted average common shares outstanding...........    144,752      151,618
                                                      ===========  ===========
Per common share:
  Net income......................................... $     0.32   $     0.25
                                                      ===========  ===========

  Dividends.......................................... $    0.083   $    0.078
                                                      ===========  ===========

The notes on pages 8 through 11 are an integral part of these statements.


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
(In thousands, except per share amounts)                 1996         1995
------------------------------------------------------------------------------
Operating revenue...................................  $1,323,612   $1,203,626
                                                      -----------  -----------
Costs and expenses:
Costs of services...................................     832,603      779,377
Selling, general and administrative expenses........     269,088      241,396
Asset impairment (Note 9)...........................      10,313           --
                                                      -----------  -----------
 Total operating expenses...........................   1,112,004    1,020,773
                                                      -----------  -----------
Operating income....................................     211,608      182,853

Other income, net...................................       9,986        6,479
Interest expense....................................     (16,220)     (15,319)
                                                      -----------  -----------
Income before income taxes..........................     205,374      174,013

Provision for income taxes..........................      81,595       70,746
                                                      -----------  -----------
Net income..........................................  $  123,779   $  103,267
                                                      ===========  ===========

Weighted average common shares outstanding..........     145,781      152,305
                                                      ===========  ===========
Per common share:
  Net income........................................  $     0.85   $     0.68
                                                      ===========  ===========

  Dividends.........................................  $    0.248   $    0.233
                                                      ===========  ===========


The notes on pages 8 through 11 are an integral part of these statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                             NINE MONTHS ENDED
(In thousands)                                              SEPTEMBER 30, 1996
------------------------------------------------------------------------------
COMMON STOCK:
Balance at beginning of period...................................  $  211,015
Shares issued under stock plans..................................       2,123
                                                                   ----------
Balance at end of period.........................................  $  213,138
                                                                   ==========
PAID-IN CAPITAL:
Balance at beginning of period...................................  $  171,020
Shares issued under stock plans..................................      21,382
Other............................................................       2,403
                                                                   ----------
Balance at end of period.........................................  $  194,805
                                                                   ==========
RETAINED EARNINGS:
Balance at beginning of period...................................  $  269,986
Net income.......................................................     123,779
Cash dividends paid..............................................     (37,378)
                                                                   ----------
Balance at end of period.........................................  $  356,387
                                                                   ==========
CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT:
Balance at beginning of period...................................  $  (13,777)
Adjustment during period.........................................       1,008
                                                                   ----------
Balance at end of period.........................................  $  (12,769)
                                                                   ==========
TREASURY STOCK:
Balance at beginning of period...................................  $ (218,613)
Cost of shares repurchased.......................................    (105,550)
Cost of shares reissued for prior year acquisition...............         538
                                                                   ----------
Balance at end of period.........................................  $ (323,625)
                                                                   ==========
STOCK HELD BY EMPLOYEE BENEFITS TRUSTS:
Balance at beginning of period...................................  $  (66,209)
Cost of shares reissued under stock plans........................       1,625
                                                                   ----------
Balance at end of period.........................................  $  (64,584)
                                                                   ==========

The notes on pages 8 through 11 are an integral part of this statement.


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)         NINE MONTHS ENDED
                                                            SEPTEMBER 30,
(In thousands)                                           1996         1995
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................... $ 123,779    $ 103,267
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization.....................    61,860       58,027
    Asset impairment (Note 9).........................    10,313           --
    Gain on sale of long-term investment..............    (8,232)          --
    Gain on sale of businesses........................        --         (847)
    Changes in assets and liabilities:
      Accounts receivable, net........................   (16,312)     (11,007)
      Current liabilities, excluding debt.............    40,474      (40,150)
      Other current assets............................     5,811       (8,422)
      Deferred income taxes...........................   (17,551)      (3,498)
      Other long-term liabilities, excluding debt.        52,208       (1,941)
      Other assets....................................    (7,644)          --
                                                       ---------    ---------
  Net cash provided by operating activities...........   244,706       95,429
                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment.................   (43,831)     (19,626)
  Additions to other assets, net......................   (27,740)     (25,369)
  Acquisitions, net of cash acquired..................  (120,617)     (14,583)
  Deferred payments on prior year acquisitions........        --       (8,743)
  Proceeds from sale of long-term investment..........    18,356           --
  Proceeds from sale of businesses....................        --       14,868
                                                       ---------    ---------
  Net cash used by investing activities                 (173,832)     (53,453)
                                                       ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings...........................    23,671       18,401
  Net long-term borrowings............................    56,132       27,810
  Dividends paid......................................   (37,378)     (37,155)
  Treasury stock purchases............................  (105,550)     (71,853)
  Proceeds from exercise of stock options.............    21,421       14,091
  Other...............................................     2,044        1,563
                                                       ---------    ---------
  Net cash used by financing activities                  (39,660)     (47,143)
                                                       ---------    ---------
Effect of foreign currency exchange rates on cash.           264        1,298
                                                       ---------    ---------
Net cash provided.....................................    31,478       (3,869)
Cash at beginning of period...........................    26,136       79,409
                                                       ---------    ---------
Cash at end of period................................. $  57,614    $  75,540
                                                       =========    =========

The notes on pages 8 through 11 are an integral part of these statements.

                                 EQUIFAX INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1996


1.  BASIS OF PRESENTATION:

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position of the Company as of September 30, 1996 and the results of operations for the three and nine months ended September 30, 1996 and 1995 and the cash flows for the nine months ended September 30, 1996 and 1995. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

2.  NATURE OF OPERATIONS:

The Company principally provides information services to businesses that help them grant credit, authorize and process credit card and check transactions, and insure lives and property. The principal lines of business are credit services, payment services, and insurance services. The principal markets for credit and payment services are retailers, banks and financial institutions, while those for insurance services are life and health and property and casualty insurance companies. The Company's operations are predominately located within the United States.

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

TREASURY STOCK. During the first nine months of 1996, the Company repurchased approximately 4,614,000 of its common shares through open market transactions at an aggregate cost of $105,550,000 and also reissued approximately 38,000 treasury shares in connection with the final payment for a 1994 acquisition.

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

On February 6, 1996, HISI and GTECH Corporation (GTECH) entered into an agreement whereby HISI subcontracted many of its obligations under the reinstated contract to GTECH. This subcontract provides for a one-time payment of $58,000,000 by GTECH to HISI, and also provides that future payments received by HISI from the CSL for lottery ticket sales and incentives earned be paid to GTECH. The Company received the $58,000,000 from GTECH and recognized $5,000,000 in revenue related to the subcontract in the first quarter, 1996. The current portion of the remaining $53,000,000 balance is included in other current liabilities, and the non-current portion is recorded as long-term deferred revenue. The $53,000,000 balance will be recognized as revenue over the term of the reinstated CSL contract, net of related expenses, and is currently expected to begin in the first quarter, 1997.

7.  ACQUISITIONS:

During the first nine months of 1996, the Company acquired substantially all the assets and business operations of the following companies:

                                            Month      Industry     Percentage
Business                                  Acquired      Segment      Ownership
------------------------------------------------------------------------------
Creditel of Canada Limited                September  International      100%
CDB Infotek                                  August      Insurance       70%
Transax plc (U.K.)                             June  International      100% (1)
Collective Credit Bureaus Ltd. (Canada)         May  International      100%
Professional Test Administrators, Inc.        April      Insurance      100%
Market Knowledge, Inc.                      January         Credit      100%

(1) Increased to 100% from the 50.1% ownership position acquired in 1995 and 1992.

The Company also acquired the credit files of five credit bureaus located in the United States. These business and credit file acquisitions were accounted for as purchases, and had an aggregate purchase price of $125.0 million, with approximately $78.7 million allocated to goodwill and $50.8 million to other assets (primarily purchased data files and software). Their results of operations have been included in the consolidated statement of income from the date of acquisition and were not material to the results of operation of the Company.

8.  RESTRUCTURING:

In the fourth quarter of 1995, the Company initiated a restructuring program designed to streamline operations by reducing staffing levels and consolidating facilities. Staffing levels were reduced by approximately 750 employees primarily in the Insurance Services, General Information Services, and Credit Services Segments. The total cost of this program was $19,572,000 ($11,939,000 net of tax, or $.08 per share). Components of the restructuring provision and utilization through September 30, 1996 are as follows:

                               Severance and
                                Termination       Asset      Lease
(In Thousands)                    Benefits     Write-Offs    Costs     Total
-----------------------------  --------------  -----------  --------  --------

Original provision                $13,813       $ 2,994     $ 2,765   $19,572
  Utilized in 1995                 (2,521)       (2,994)       (915)   (6,430)
                                  -------       -------     -------   -------
Balance, December 31, 1995         11,292            --       1,850    13,142
  Utilized in 1996                 (8,016)           --      (1,356)   (9,372)
                                  -------       -------     -------   -------
Balance, September 30, 1996       $ 3,276       $    --     $   494   $ 3,770
                                  =======       =======     =======   =======

The reserve balance at September 30, 1996 is included in other current liabilities in the accompanying balance sheets.

9.  ASSET IMPAIRMENT AND DIVESTITURES:

In accordance with the Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in June 1996, the Company recorded a loss of $10,313,000 to write off certain intangible assets in the Healthcare Administrative Services business unit in its General Information Services segment.

During the fourth quarter 1996, the Company announced its intent to divest of all the Healthcare Information Services business units within the General Information Services segment. As of mid-November 1996, the Healthcare Administrative Services and the Healthcare EDI Services business units had been sold, and the divestiture of the remaining business units is probable in the next several months. Management anticipates that these transactions will not have a material effect on the results of operations or financial condition of the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION



Results of Operations - (third quarter and first nine months of 1996 compared to the third quarter and first nine months of 1995)

Revenue for both the third quarter and first nine months increased 10% over the comparable periods of 1995. Excluding the effects of acquisitions and 1995 divestitures, revenue increased 10% in the third quarter and 11% year-to-date. Operating income increased 23% in the third quarter and 16% year-to-date. Excluding a $10.3 million second quarter, 1996 write-off related to asset impairments in the General Information Services segment (Note 9), year-to-date operating income improved 21% over the prior year. These increases resulted primarily from revenue growth in higher margin business units, improvement in the International Operations segment, and the recognition of revenue from a lottery subcontract (Note 6).

Net income and earnings per share increased 21% and 26% respectively in the third quarter and 20% and 25% year-to-date, with higher earnings per share increases relative to net income increases a reflection of the Company's continued repurchase of common shares.

In the fourth quarter of 1995, the Company changed its segment reporting structure by moving its Equifax National Decision Systems business unit from the General Information Services segment to the Credit Services segment. Third quarter and first nine months 1995 information has been restated to conform with the new presentation. Operating revenue and operating income by industry segment for the third quarter and first nine months of 1996 and 1995 are as follows (in thousands):

                                      Third Quarter             Nine Months
                                   --------------------  -------------------------
Operating Revenue:                   1996       1995        1996          1995
------------------                 ---------  ---------  -----------  ------------
   Credit Services                 $144,764   $129,836   $  430,404    $  374,838
   Payment Services                  84,732     72,645      235,582       202,354
   Insurance Services               151,593    130,362      432,306       389,900
   International Operations          58,992     55,532      171,434       154,663
   General Information Services      14,905     23,652       53,886        81,871
                                   --------   --------   ----------    ----------
                                   $454,986   $412,027   $1,323,612    $1,203,626
                                   ========   ========   ==========    ==========

Operating Income (Loss):
------------------------
   Credit Services                 $ 52,145   $ 45,069   $  150,972    $  127,807
   Payment Services                  16,051     16,090       42,280        42,753
   Insurance Services                14,790     11,353       37,764        32,052
   International Operations          10,764      7,939       22,677        14,726
   General Information Services      (2,299)    (3,560)      (9,676)       (7,316)
                                   --------   --------   ----------    ----------
   Operating Contribution            91,451     76,891      244,017       210,022
   General Corporate Expense        (10,410)   (10,791)     (32,409)      (27,169)
                                   --------   --------   ----------    ----------
                                   $ 81,041   $ 66,100   $  211,608    $  182,853
                                   ========   ========   ==========    ==========


The following discussion analyzes operating results by industry segment, general corporate expense, and consolidated other income and effective income tax rates.

Credit Services
---------------

Revenue in Credit Services, which includes Credit Reporting Services, Mortgage Information Services, Risk Management Services, and Equifax National Decision Systems, increased 11% in the third quarter and 15% in the first nine months, with two percentage points of these increases attributable to acquisitions. Credit Reporting Services revenue, excluding acquisitions, was up 13% both in the quarter and year-to-date driven by increased prescreening business for credit card issuers and volume growth in the finance, automotive, banking and utilities industries. Average prices continue to decline, but at a lower rate than in 1995. This decline, however, was more than offset by continued volume growth. Revenue in Mortgage Information Services, exclusive of a 1995 acquisition, declined 29% in the third quarter and 8% year-to-date. These declines were due to the continuing shift to a lower priced automated product and a slowing in mortgage lending activity due to increased interest rates. Risk Management Services revenue was up 7% in the quarter and 17% year-to-date, due primarily to new business from customers outsourcing the accounts receivable management function of their businesses. Third quarter revenue growth, however, was tempered by a decline in government student loan business. Revenue in Equifax National Decision Systems increased 11% in the quarter and 17% year-to-date.

Operating income increased 16% in the quarter and 18% in the first nine months due primarily to the revenue growth within Credit Reporting Services. Strong revenue growth within Risk Management Services in the first six months of 1996 also contributed to the year-to-date increase.

Payment Services
----------------

Revenue in Payment Services, which includes Check Services, Card Services, and FBS Software, increased 17% in the quarter and 16% in the first nine months. Card Services revenue increased 23% in both periods driven by volume increases resulting from growth in the cardholder account base and increased processing of merchant transactions. Check Services revenue was up 5% in the quarter and 3% year-to-date, with declines in check guarantee revenue of 1% in the third quarter and 2% year-to-date offset by increases in other Check Services products. FBS Software revenue improved $2.3 million in the quarter and $7.3 million year-to-date due primarily to several large consulting projects which began in the fourth quarter of 1995 and the first quarter of 1996.

Operating income in the third quarter was flat versus the prior year and was down 1% year-to-date, due primarily to one-time expenses that are being incurred in connection with a major move to a new location in the Tampa area. Excluding these expenses, third quarter and year-to-date operating income increased 13% and 7% respectively due primarily to the revenue growth within Card Services.

Insurance Services
------------------

Third quarter revenue increased 16%, with motor vehicle registry (the fee charged by states for their records which the Company passes on to its customers) accounting for seven percentage points of the increase and acquisitions accounting for two percentage points. Year-to-date revenue increased 11%, with six percentage points due to motor vehicle registry and one percentage point due to acquisitions. The balance of the increases were due to improvements in Data Services (up 21% in the quarter and 16% year-to-date), Osborn Laboratories (up 32% in the quarter and 31% year-to-date) and CUE U.K. (up 87% in the quarter and 102% in the first nine months). The revenue increases in Data Services and Osborn Laboratories resulted primarily from volume increases, while the CUE U.K. increases resulted from the late 1995 roll-out of the CUE Motor product and increased usage of the CUE Home product. A 5% increase in Field Services third quarter revenue was offset by a decline in Commercial Specialists.

Operating income improved 30% in the third quarter and 18% year-to-date, due primarily to gains in Data Services, Osborn Laboratories, and CUE U.K. which were partially offset by declines in Commercial Specialists.

International Operations
------------------------

International Operations revenue, adjusted for noncomparables (acquisitions and the third quarter 1995 sale of the Canadian field services insurance products business), increased 4% in both the third quarter and first nine months. In local currencies, excluding noncomparables, third quarter and year-to-date revenue increased 1% and 3% respectively in Canada and 7% and 8% respectively in Europe. Within Canada, gains resulted primarily from Check Services and Collection Services. Canadian Credit Services revenue was virtually flat in both periods, as increases in credit report unit volumes were offset by average price declines and lower revenues in several other related products. The gains within Europe were attributable primarily to consumer credit and marketing services and auto lien information services.

Third quarter operating income increased $2.8 million, with Canada down $.5 million, Europe improving by $2.5 million, and South American joint ventures up $.9 million. Year-to-date operating income was up $8.0 million with increases of $.8 million in Canada, $5.4 million in Europe and $2.0 million in South America. Within Europe, operating leverage resulting from the integration of the 1994 Infolink acquisition was partially offset by higher costs associated with the third quarter 1995 Infocheck acquisition, which is currently being integrated into the European Operations.

General Information Services
----------------------------

After adjusting to exclude the effects of the third quarter 1995 divestitures of Elrick & Lavidge and Quick Test, third quarter revenue declined $2.6 million while year-to-date revenue increased $3.6 million. The decline in the third quarter was attributable to the loss of a major contract in the administrative services area of Healthcare Information Services while the year-to-date increase was primarily due to HISI's recognition of $5.0 million from its lottery subcontract with GTECH in the first quarter of 1996 (Note 6).

This segment's operating loss improved by $1.3 million in the third quarter due primarily to cost controls implemented in several of the Healthcare Services business units. The year-to-date operating loss increased $2.4 million, due primarily to the recording of a $10.3 million asset impairment loss within Healthcare Information Services (Note 9) partially offset by HISI's recognition of $5.0 million revenue in the first quarter and a $2.3 million gain in the second quarter related to a settlement with their insurance carrier.

During the fourth quarter, the Company announced its intent to divest of the business units within Healthcare Information Services based on a re-evaluation of strategic priorities and changing trends within the healthcare industry (Note
9).

General Corporate Expense
-------------------------

General corporate expense decreased $.4 million in the third quarter and increased $5.2 million year-to-date. The year-to-date increase was due primarily to higher benefit and incentive accruals and expenses for projects related to system enhancements.

Other Income and Effective Income Tax Rates
-------------------------------------------

Other income declined $1.5 million in the third quarter due primarily to a one-time gain recorded in 1995. Year-to-date other income increased $3.5 million as a result of an $8.2 million gain recorded for the second quarter 1996 sale of the Company's investment in Physician Computer Network, Inc. This gain was partially offset by lower levels of interest income and certain other nonrecurring items recorded in 1996.

The year-to-date effective income tax rate declined to 39.7% from 40.7% due in large part to a change in the mix of foreign income between tax jurisdictions with different effective tax rates.

                              FINANCIAL CONDITION

The Company's financial condition remained strong during the first nine months of 1996. Net cash provided by operations increased from $95.4 million to $244.7 million primarily due to the receipt of $58.0 million related to the lottery subcontract (Note 6), reduced disbursements for income taxes due to the timing of payments between quarters, and a reduction in disbursements for salaries and bonuses and other current liabilities between years. Normal capital expenditures and dividend payments were met with these internally generated funds.

Other significant outlays in the first nine months included $105.6 million of treasury stock purchases (Note 4), and $120.6 million for acquisitions (Note 7). These items were principally financed by excess cash from operations and a $79.8 million increase in short-term notes and long-term debt.

Capital expenditures for the remainder of 1996 are currently projected to be approximately $36 million, exclusive of acquisitions. Additional expenditures are possible as opportunities arise. As of September 30, 1996, approximately $52 million remains authorized under the Company's share repurchase program.

The remaining 1996 capital expenditures should be met with internally generated funds. At September 30, 1996, $550 million was available under the Company's revolving credit facility to fund future capital requirements, including the possible purchase of the CSC collections and credit reporting businesses (Note
5). Management feels that the Company's liquidity will remain strong in both the short-term and long-term, and that the Company has sufficient debt capacity to finance all of these requirements, if necessary.


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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders of Equifax Inc.:


We have reviewed the accompanying interim consolidated balance sheet of EQUIFAX INC. (a Georgia corporation) AND SUBSIDIARIES as of September 30, 1996 and the related interim consolidated statements of income for the nine-month and three-month periods ended September 30, 1996 and 1995, shareholders' equity for the nine-month period ended September 30, 1996, and cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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



Atlanta, Georgia
November 12, 1996

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

(a)  Exhibits

     15     Letter from Arthur Andersen LLP, dated November 12, 1996.

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


                                    EQUIFAX INC.
                                    ------------
                                    (Registrant)



Date:  November 13, 1996            /s/ D. W. McGlaughlin
                                    ----------------------------
                                    D. W. McGlaughlin, President
                                    and Chief Executive Officer



Date:  November 13, 1996            /s/ P. J. Mazzilli
                                    ----------------------------
                                    P. J. Mazzilli
                                    Corporate Vice President,
                                    Controller and Treasurer

                                 EXHIBIT INDEX
                                 -------------



Exhibit             Description of Exhibit
-------             ----------------------

  15                Arthur Andersen LLP
                    Letter dated November 12, 1996