Form 10-K
period 1996-12-31
EQUIFAX INC
filed 1997-03-31
CIK 33185

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      12-31-96
                          ------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number       1-6605
                       ---------------------------------------------------------

                                 EQUIFAX INC.
--------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              GEORGIA                                 58-0401110
---------------------------------------  ---------------------------------------
   (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

1600 Peachtree St., N.W., Atlanta, GA                    30309
---------------------------------------- ---------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

Registrant's telephone number, including area code        (404) 885-8000
                                                   -----------------------------

                                                NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                        WHICH REGISTERED
         -------------------                      --------------------
             Common Stock
           ($1.25 Par Value)                     New York Stock Exchange
---------------------------------------- ---------------------------------------

Securities registered pursuant to Section 12(g) of the Act:         None
                                                            --------------------
                                                              (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.            YES [X]  NO [_]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (SECTION 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [_]

AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, COMPUTED BY REFERENCE TO THE CLOSING SALES PRICE ON THE NEW YORK STOCK EXCHANGE ON MARCH 25, 1997: $4,221,054,675.

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                 Class                        Outstanding at March 25, 1997
                 -----                        -----------------------------
     COMMON STOCK, $1.25 PAR VALUE                     151,950,736
---------------------------------------- ---------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

THE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON APRIL 30, 1997, IS INCORPORATED BY REFERENCE, TO THE EXTENT INDICATED UNDER ITEMS 10, 11, 12, AND 13, INTO PART III OF THIS FORM 10-K.

                                    PART I


ITEM 1.   BUSINESS
-------   --------

Equifax Inc. is a holding company which conducts its actual business operations through the use of subsidiary companies. The Company's business areas are divided into separate groups and are conducted on a "profit center" basis with self-contained functional integrity, although Equifax Inc. continues to supply centralized overall financial, legal, public relations, tax and similar services.

The Company was founded as a credit reporting agency under the name "Retail Credit Company" in Atlanta, Georgia, in 1899. Over the next several years, the Company established itself in the area of investigation of applicants for insurance. The business grew, and by 1920, the Company had numerous branch offices throughout the United States and Canada. Since that time, the Company has continued to expand and diversify by means of internal development and strategic acquisitions. In late 1975, the Company changed its name from "Retail Credit Company" to "Equifax Inc." The specific products and services presently offered by the Company are described below under the respective Company segment headings.

Since January 1993, the Company has had an open market stock repurchase program. During 1996, the Company repurchased 4,614,000 shares at a cost of $105,550,000.

Reference is made to acquisitions and investments in unconsolidated affiliates reported in Note 2 of the Notes to Consolidated Financial Statements, included as Exhibit 13.3 in Part IV, Item 14 of this report, which is hereby incorporated by reference. During the fourth quarter of 1996, the Company divested its healthcare information business operations.

In October 1996, the Company announced international expansion developments including activity in India, Thailand and Mexico, as well as agreements to provide services in Asia, the Pacific Rim, Hungary and Hong Kong.

In December 1996, the Company announced its intention to divest its Insurance Services Group through the issuance of a special stock dividend to its shareholders. Distribution of this dividend is contingent upon, among other things, the receipt of a ruling by the Internal Revenue Service that such distribution constitutes a tax-free dividend to shareholders. Assuming a favorable response is received, this spinoff is anticipated to occur in mid-year 1997.

Reference is made to industry segment information reported in Note 12 of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report, which is hereby incorporated by reference.

A description of the Company's products or services by industry segment follows:


Credit Services Segment
-----------------------

This segment includes Equifax Credit Information Services, Inc. and its wholly-owned subsidiaries Credit Northwest Corporation; Equifax Marketing Decision Systems, Inc.; Market Knowledge, Incorporated; and Rochester Credit Center.

The Company's principal class of service for this segment is informational services for consumer credit report purposes. Customers include retailers, banks, financial institutions, utilities, telecommunications companies, petroleum companies, travel and entertainment card companies, auto finance and leasing firms, automobile dealers and rental companies, hotels and motels, educational institutions and mortgage lenders. In 1996, this class of service accounted for 18.6% of the Company's total operating revenue, as compared with 19.0% in 1995, and 20.9% in 1994.

Companies in this segment primarily furnish consumer credit reporting services, but also provide decision support and credit management services designed to meet specific customer needs. This includes consumer credit reporting information, credit card marketing services, risk management, collection services, locate services, fraud detection and prevention services and mortgage loan origination information. Other services include PC-based marketing systems, psychographic and geo-demographic modeling systems, mapping tools, strategic consulting to database marketing and management systems and computer modeling and analytical services, both domestically and internationally. Distribution of information to customers is made primarily through electronic data interfaces.

The Company's consumer credit services operations, including non-owned affiliate bureaus, compete with two other large automated credit reporting organizations - Experian Corporation and Trans Union Corporation.


Payment Services Segment
------------------------

This segment includes Equifax Payment Services, Inc. and its wholly-owned subsidiaries Equifax Check Services, Inc.; Equifax Card Services, Inc.; Equifax Card Services (Madison), Inc.; Credit Union Card Services, Inc.; Light Signatures, Inc.; Financial Insurance Marketing Group, Inc.; First Bankcard Systems, Inc.; and Tecnicob, S.A.

The Company's principal class of service for this segment is credit and debit card services, which includes credit and debit card authorization and processing, credit card marketing enhancements, and software products for credit card, merchant and collection processing. In 1996, this class of service accounted for 10.8% of the Company's total revenue, as compared with 9.0% in 1995 and 8.0% in 1994. Other services provided are check authorization services, which include on-line warranty or verification of checks written at the point of sale. Card Services customers include banks, credit unions and savings institutions. Card software product customers are diverse and include some of the world's largest financial institutions. Check Services customers include national and regional retail chains, hotels and motels, automobile dealers and rental car companies and other retail companies.

Companies in this segment are leading providers of their products and services in the United States although competition is considerable.

Business in this segment is seasonal to some extent. The volume of check payment services and credit and debit card processing is highest during the Christmas shopping season and during other periods of increased consumer spending.


International Operations Segment
--------------------------------

This segment consists of Acrofax Inc.; Equifax Canada Inc. and its wholly-owned subsidiaries Equifax Canada (AFX) Inc. and Telecredit Canada, Inc.; Equifax Europe (U.K.) Ltd.; Equifax Europe Ltd., UAPT-

Infolink plc; The Infocheck Group Ltd.; Equifax South America, Inc.; Transax plc.; Equifax India Private Ltd.; and Equifax Mauritius Private Limited. Also included in this segment are ASNEF-Equifax (49% owned); Organizacion Veraz (33.3% owned); and DICOM S.A. (50% owned).

The Company's principal class of service for this segment is consumer and commercial credit reporting outside the United States.

The companies in this segment primarily provide consumer and commercial credit services, but also provide other financial services. In Canada, financial services include consumer and business credit reporting information, accounts receivable and collection and check warranty services. In Europe (primarily the United Kingdom), consumer and business credit reporting and marketing services, credit scoring and modeling services, and check warranty and auto lien information services are provided. In South America, commercial, financial and medical information are provided in addition to consumer credit services.

Customers include retailers, banks, financial institutions, utilities and telecommunications companies, petroleum companies, travel and entertainment card companies, auto finance and leasing firms, automobile dealers and rental companies, hotels and motels, educational institutions and mortgage lenders.

Equifax Canada Inc. is clearly the market leader in providing consumer and commercial credit information in Canada. In the United Kingdom, Equifax has the largest share of the consumer and business credit information market, while Transax is the check warranty market share leader. ASNEF-Equifax is a leader in providing credit information services in Spain and Portugal. VERAZ is the leading information provider in Argentina, while DICOM is the leading provider in Chile.


Insurance Services Segment
--------------------------

This segment consists of various business units of Equifax Services Inc.; Osborn Laboratories, Inc.; Osborn Laboratories (Canada) Inc.; The Kit Factory, Inc.; Mid-American Technologies, Inc.; Programming Resources Company; and CDB Infotek (70%).

The Company's principal class of service for this segment is providing information for insurance underwriting purposes. In 1996, this class of service accounted for 27.2% of the Company's total operating revenue, as compared with 26.4% in 1995 and 25.9% in 1994.

Equifax Services Inc. provides most major domestic life and health insurance companies with various informational services for help in determining the classification of applicants as risks for life and health insurance and for assistance in settling claims. Services include life and health underwriting reports, paramedical exams, health measurements, medical history reports, specimen testing, drug screening collection services, claim investigations and employment background screenings. The Company also provides similar informational services to major property and casualty and commercial insurance companies including motor vehicle records, automated claim information for automobile and property insurers, and on-line access to public court records and business filings. Automated property and automobile claim information is also provided in the United Kingdom to property and casualty insurers. The Company also provides customized decision support and rule-based risk management services, including software rating applications for commercial and personal line insurers and commercial property evaluations. This information is used by insurance companies in evaluating applicants as risks and as an aid in determining the applicable rates. Distribution of information to customers is primarily made through electronic data interfaces.

Insurance services customers include most major domestic life and health and property and casualty and commercial insurance companies as well as independent agents. Public record and employment and background screening services are offered to all major domestic companies. Major insurers in the United Kingdom use the automated databases.

The Company currently ranks as the leading provider of risk management information for insurance companies, while Osborn is the second largest domestic laboratory of its kind. Many smaller organizations, which focus on a limited number of services and which, in some cases, are concentrated in small geographic areas, provide fragmented competition. CDB Infotek is a leading provider of on-line public record information.


General Information Services Segment
------------------------------------

In the fourth quarter of 1996, the Company divested its healthcare information businesses which included Medical Credentialing Verification Services; Equifax Healthcare EDI Services, Inc.; Equifax Healthcare Analytical Services, Inc. and Equifax Healthcare Administrative Services, Inc. Two non-healthcare information businesses, Equifax Government and Special Systems, Inc. and High Integrity Systems, Inc. were retained.

The Company's principal class of service for this segment was providing healthcare information services.

Companies in this segment provided healthcare information services and furnished a broad range of informational and administrative services which included electronic claims processing, physician profiling, claims auditing, claim analysis, administration and utilization management, electronic remittance, hospital bill audits and medical credentials verification.

Equifax Healthcare Information Services, Inc., Equifax Healthcare Analytical Services, Inc., Equifax Healthcare EDI Services, Inc., and Equifax Healthcare Administrative Services, Inc. provided services to health care providers (hospitals and physicians), managed care organizations, health plan managers, insurers, purchasers and payers of group health coverage and governmental agencies.

High Integrity Systems, Inc., which the Company retained, was originally formed to provide a lottery management system for the California State Lottery. Reference is made to Note 4 of the Notes to Consolidated Financial Statements, included in Part II, Item 3 of this report, for a more detailed discussion.

Competition is strong in all of the above areas. Companies offering healthcare services possess relatively small shares or compete in young and growing markets. Other than stated above, competition in these areas is difficult to describe and information concerning such conditions is not material to a general understanding of the Company's business.

-------------------------------------------------

The principal methods of competition for the Company are price, scope, speed and ease of service and reliability of the information furnished.

None of the Company's segments is dependent on any single customer, and the Company's largest customer provides less than 10% of the Company's total revenues.

The Company had approximately 14,100 employees, as of December 31, 1996.


ITEM 2.   PROPERTIES
-------   ----------

The Company is in a service industry and does not own any mines, extractive properties or manufacturing plants. Thus, an understanding of the Company's property holdings is not deemed to be material to an understanding to the Company's business taken as a whole.

The Company owns a total of three office buildings, one of which is located in La Habra, California, one in Wexford, Ireland and one in Salisbury, England.
The company also owns two office/laboratory facilities located in Olathe, Kansas which are utilized by the Company's subsidiary, Osborn Laboratories, Inc. The Company also owns approximately 46 acres in Windward Office Park located in Alpharetta, Georgia adjacent to office space currently under lease by the Company.

The Company ordinarily leases office space of the general commercial type for conducting its business and is obligated under approximately 394 leases and other rental arrangements for its headquarters and field locations. The Company's operating leases involve principally office space and office equipment. Rental expense relating to these leases was $52,796,000 in 1996, $46,898,000 in 1995 and $46,534,000 in 1994. In March 1994, the company sold and leased back under operating leases certain land and buildings. The net sales price of $55.1 million approximated the net book value of the related assets.

Future minimum payment obligations for noncancelable operating leases exceeding one year are as follows as of December 31, 1996:

(In thousands)              Amount
----------------------------------
1997                       $37,546
1998                        31,150
1999                        24,928
2000                        20,242
2001                        16,665
Thereafter                 107,931
                          --------
                          $238,462
                          ========


ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

Reference is made to Lottery Contract Dispute, Litigation, and Settlement information reported in Note 4 of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report, which is hereby incorporated by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

The Company's executive officers, as of March 25, 1997, are listed below, with certain information relating to each of them:

                                                                                       Executive
     Name and Position                                                                  Officer
       With Company                                                        Age           Since
     -----------------                                                     ---         ---------


Daniel W. McGlaughlin, President and Chief Executive Officer*               60            1989

Thomas F. Chapman, Executive Vice President*                                53            1991

Derek V. Smith, Executive Vice President*                                   42            1990

John T. Chandler, Corporate Vice President                                  49            1995

Ralph F. Haygood, Corporate Vice President                                  49            1993

Philip J. Mazzilli, Corporate Vice President, Treasurer & Controller        56            1995

David A. Post, Corporate Vice President & Chief Financial Officer           44            1996

Bruce S. Richards, Corporate Vice President & General Counsel               42            1996

Robert C. Varga, Corporate Vice President                                   49            1996

Marietta Edmunds Zakas, Corporate Vice President and Secretary              38            1995





*Also serves as a Director

There are no family relationships among the officers of the Company, nor are there any arrangements or understandings between any of the officers and any other persons pursuant to which they were selected as officers. The Board of Directors may elect an officer or officers at any meeting of the Board. Each elected officer is selected to serve until their successors have been elected and duly qualified. Election of officers occurs each year at the Board of Directors meeting held in conjunction with the Annual Meeting of the Shareholders.

Messrs. McGlaughlin, Chapman and Smith have each served as an officer of the Company for at least five years. Mr. Haygood has served in various executive capacities with the Company or its subsidiaries for more than five years before becoming an officer.

Ms. Zakas, prior to her election as Corporate Vice President and Secretary in October 1996, served as Corporate Vice President and Treasurer for the period January 1996 through October 1996 and as Corporate Vice President-Investor Relations for the period October 1995 through January 1996. Prior to that, she served as Vice President and Director of Investor Relations of the Company since September 1993. Prior to that, she served at Holiday Inn Worldwide, an international hotel chain, as Director-Strategic Planning and Analysis from 1992-1993 and as Director-Project Finance from 1991-1992. From 1984 until 1991, she worked at Morgan Stanley and Co., Incorporated, an investment banking firm, as a Vice President in the areas of capital market services and corporate finance.

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

Mr. Richards, prior to his election as Corporate Vice President and General Counsel in October 1996, served as Senior Vice President and Group Counsel of the Company's Financial Services Group. Prior to joining the Company in 1991, Mr. Richards served as Vice President and General Counsel of Telecredit, Inc. which was acquired by the Company in 1990.

Mr. Post, elected in October 1996, serves as Corporate Vice President and Chief Financial Officer of the Company. Prior to this election, Mr. Post served as Senior Vice President and Group Chief Financial Officer of the Company's Financial Services Group since joining the Company in February 1992. Prior to joining the Company, Mr. Post served as Senior Vice President and Controller for Wachovia Corporation of Georgia since 1983.

Mr. Varga, who joined the Company in May 1995, serves as Corporate Vice President of the Company and is responsible for corporate development, strategic planning and management and quality systems. Prior to joining the Company, he served as Chief of Staff to U.S. Representative John Linder from Georgia from 1993 through 1995, having previously served as his campaign manager.

                                    PART II
                                    -------

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
-------   -----------------------------------------------------
          STOCKHOLDER MATTERS
          -------------------

The Company's common stock is listed and traded on the New York Stock Exchange, which is the principal market on which the stock is traded.

Dividends Per Share

---------------------------------------------------------------------------------------------
Quarter                         1990     1991     1992     1993     1994     1995     1996
---------------------------------------------------------------------------------------------
First                          $0.060   $0.065   $0.065   $0.070   $0.070   $0.078   $0.083
Second                          0.060    0.065    0.065    0.070    0.078    0.078    0.083
Third                           0.060    0.065    0.065    0.070    0.078    0.078    0.083
Fourth                          0.060    0.065    0.065    0.070    0.078    0.083    0.083
---------------------------------------------------------------------------------------------
Annual                         $0.240   $0.260   $0.260   $0.280   $0.303   $0.315   $0.330
---------------------------------------------------------------------------------------------


Stock Prices

-------------------------------------------------------------------------------------------------------------
(In Dollars)                 1992            1993              1994             1995              1996
-------------------------------------------------------------------------------------------------------------
                         High     Low    High      Low     High      Low    High      Low     High      Low
First Quarter           9.375   7.500  11.188    9.563   13.688   10.938  17.000   12.625   22.500   17.750
Second Quarter          9.688   7.188  10.500    8.688   15.188   11.563  17.500   15.313   27.750   19.625
Third Quarter           8.563   7.188  13.063    9.875   15.125   13.375  21.063   16.313   27.375   24.125
Fourth Quarter         10.313   7.313  13.688   11.438   15.250   12.000  21.750   18.000   34.500   26.500
-------------------------------------------------------------------------------------------------------------
Year                   10.313   7.188  13.688    8.688   15.250   10.938  21.750   12.625   34.500   17.750

As of March 25, 1997, there were approximately 9,000 holders of record of the Company's common stock.


ITEM 6.   SELECTED FINANCIAL DATA
-------   -----------------------

Reference is made to Exhibit 13.1, included in Part IV, Item 14 of this report, which is hereby incorporated by reference.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------   -------------------------------------------------
          CONDITION AND RESULTS OF OPERATION
          ----------------------------------

Reference is made to Exhibit 13.2, included in Part IV, Item 14 of this report, which is hereby incorporated by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

Reference is made to Exhibit 13.3, included in Part IV, Item 14 of this report, which is hereby incorporated by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------   -------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------

None.


                                   PART III
                                   --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 1997, contains, on pages 2 through 5 and 18 thereof, information relating to the Company's Executive Officers, Directors and persons nominated to become Directors. This information is incorporated herein by reference and made a part hereof. See also information concerning the Company's Executive Officers in Part I, above.


ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 1997, contains, on pages 8 through 16 thereof, information relating to executive compensation. This information is incorporated herein by reference and made a part hereof.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 1997, contains, on page 7, information relating to security ownership of certain beneficial owners and management. This information is incorporated herein by reference and made a part hereof.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 1997, contains, on pages 5 and 6 thereof, information relating to certain relationships and related transactions. This information is incorporated herein by reference and made a part hereof.


                                   PART IV.
                                   --------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------  ---------------------------------------------------------------

The following documents are filed as part of this report:

     (a)1.     Financial Statements

               .  Consolidated Balance Sheets - December 31, 1996 and 1995

         . Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994

         . Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1996, 1995 and 1994

         . Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

         .  Notes to Consolidated Financial Statements

(a)2.    Financial Statement Schedules

         All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(a)3.    Exhibits

Articles of Incorporation and By-laws

 .  Amended and Restated Articles of Incorporation (3 pages)/(7)/
 .  By-Laws (23 pages)

Instruments Defining the Rights of Security Holders, Including Indentures

 .  Loan Agreement (132 pages)/(6)/

 .  Portion of Prospectus and Trust Indenture (134 pages)/(1)/

 .  Rights Agreement, dated October 25, 1995, between Equifax Inc. and SunTrust
   Bank, Atlanta with Form of Right Certificate attached as Exhibit "A" (54 pages)/(5)/

Material Contracts and Compensation Plans

 . Equifax Inc. 1988 Performance Share Plan for Officers, as amended (14 pages)/(7)(8)/

 .  Equifax Inc. 1996 Incentive Compensation Plan (6 pages)/(8)/

 .  Deferred Compensation Plan (22 pages)/(6)(8)/

 .  Change in Control Agreement (10 pages)/(6)(8)/

 .  Change in Control Agreement (10 pages)/(8)/

 .  Executive Employment Agreement, dated June 22, 1989 (7 pages)/(8)/

 .  Executive Employment Agreement, dated July 1, 1991 (3 pages)/(8)/

 .  Executive Employment Agreement, dated December 29, 1995/(6)(8)/

 .  Consulting Agreement, dated January 1, 1996/(6)(8)/

 .  Executive Agreement, dated January 31, 1997 (9 pages)/(8)/

 .  Executive Agreement, dated October 30, 1996 (9 pages)/(8)/

 .  Equifax Inc. Omnibus Stock Incentive Plan 1996 Incentive and Non-Qualified
   Stock Option Agreements (8 pages)/(8)/

 .  Equifax Inc. Omnibus Stock Incentive Plan, as amended (14 pages)/(6)(8)/

 .  Equifax Inc. Omnibus Stock Incentive Plan 1995 Incentive and Non-Qualified
   Stock Option Agreements (8 pages)/(4)(8)/

 .  Equifax Inc. Omnibus Stock Incentive Plan 1994 Incentive and Non-Qualified
   Stock Option Agreements (8 pages)/(3)(8)/

 .  Equifax Inc. Omnibus Stock Incentive Plan 1995 Non-Qualified Stock Option
   Agreement (4 pages)/(4)(8)/

 .  Equifax Inc. Omnibus Stock Incentive Plan 1994 Restricted Stock Award
   Agreement (4 pages)/(3)(8)/

 .  Equifax Inc. Omnibus Stock Incentive Plan 1995 Restricted Stock Award
   Agreement (3 pages)/(4)(8)/

 .  Equifax Inc. Omnibus Stock Incentive Plan 1996 Restricted Stock Award
   Agreement (3 pages)/(8)/

 . Equifax Inc. Non-Employee Director Stock Option Plan and Agreement (10 pages)/(4)(8)/

 .  Equifax Inc. Supplemental Executive Retirement Plan (24 pages)/(4)(8)/

 . Equifax Inc. Supplemental Executive Retirement Plan Amendments (26 pages)/(3)//(8)/

 .  Equifax Inc. Supplemental Executive Retirement Plan Amendment (2 pages)/(8)/

 .  Equifax Inc. Severance Pay Plan for Salaried Employees (18 pages)/(3)(8)/

 .  Agreement For Computerized Credit Reporting Services (204 pages)/(3)/

 . Amendments to Agreement for Computerized Credit Reporting Services and related documents (66 pages)

 . Amendment to Agreement for Computerized Credit Reporting Services (8 pages)/(2)/

 . Amendment to Agreement for Computerized Credit Reporting Services (9 pages)/(3)/

 . Amendment to Agreement for Computerized Credit Reporting Services (14 pages)/(4)/

 .  Computer and network operations agreement (redacted version) (31 pages)/(3)/

 .  Purchase and Lease Agreement (109 pages)/(3)/

 .  Headquarters Facility Lease (77 pages)/(3)/

 .  Participation Agreement (148 pages)/(3)/

     .  Lease Agreement (71 pages)/(3)/

     . Compensation of Directors - The Company's by-laws, which are filed as an exhibit to this Form 10-K Annual Report, describe, on page 7 thereof, under Article Two, "Compensation of Directors," the fees paid to Directors of the Company. This information is hereby incorporated by reference.

     . Life Insurance - Messrs. C. B. Rogers, Jr. and L. A. Ault, III each own a personal life insurance policy in the face amount of $1,000,000 and $2,000,000, respectively. The Company pays the annual premiums on these policies.

Annual Report to Security Holders

     .  Summary of Selected Financial Data (2 pages)

     . Management's Discussion and Analysis of Financial Condition and Results of Operation (9 pages)

     .  Financial Statements and Supplementary Data (25 pages)

Subsidiaries of the Registrant (6 pages)

Consent of Independent Public Accountants to incorporation by reference (1 page)

Financial Data Schedule (1 page)


/(1)/Previously filed as pages 8 through 16 and Exhibit 4.1 on Amendment No. 1 to Form S-3, Registration Statement No. 33-62820, filed June 17, 1993, and hereby incorporated by reference.

/(2)/Previously filed as an exhibit on Form 10-K, filed March 30, 1993, and hereby incorporated by reference.

/(3)/Previously filed as an exhibit on Form 10-K, filed March 31, 1994, as amended on Form 10-K/A, filed October 14, 1994, and hereby incorporated by reference.

/(4)/Previously filed as an exhibit on Form 10-K, filed March 30, 1995, and hereby incorporated by reference.

/(5)/Previously filed as exhibits on Form 8-A, filed November 2, 1995, and hereby incorporated by reference.

/(6)/Previously filed as an exhibit on Form 10-K, filed April 1, 1996, as amended on Form 10-K/A, filed April 4, 1996, and hereby incorporated by reference.

/(7)/Previously filed as an exhibit on Schedule 14A, filed March 26, 1996, and hereby incorporated by reference.

/(8)/Management Contract or Compensatory Plan

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

(b) Reports on Form 8-K

      The Company filed one report on Form 8-K during the fourth quarter of the year ended December 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   EQUIFAX INC.


Date   March 31, 1997              By /s/ Marietta Edmunds Zakas
                                      --------------------------------------
                                      Marietta Edmunds Zakas,
                                      Corporate Vice President
                                      and Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date   March 31, 1997              /s/ C. B. Rogers, Jr.
                                   -----------------------------------------
                                   C. B. Rogers, Jr., Chairman of the
                                   Board


Date   March 31, 1997              /s/ Daniel W. McGlaughlin
                                   -----------------------------------------
                                   Daniel W. McGlaughlin, President,
                                   Chief Executive Officer and Director


Date   March 31, 1997              /s/ Thomas F. Chapman
                                   -----------------------------------------
                                   Thomas F. Chapman, Executive Vice
                                   President and Director


Date   March 31, 1997              /s/ Derek V. Smith
                                   -----------------------------------------
                                   Derek V. Smith, Executive Vice
                                   President and Director


Date   March 31, 1997              /s/ Philip J. Mazzilli
                                   -----------------------------------------
                                   Philip J. Mazzilli, Corporate Vice
                                   President, Treasurer and Controller
                                   (Principal Accounting Officer)

Date  March 31, 1997               /s/ Lee A. Ault
                                   -----------------------------------------
                                   Lee A. Ault, III, Director


Date   March   , 1997
                                   -----------------------------------------
                                   Ron D. Barbaro, Director


Date   March 31, 1997              /s/ John L. Clendenin
                                   -----------------------------------------
                                   John L. Clendenin, Director


Date   March   , 1997
                                   -----------------------------------------
                                   A. W. Dahlberg, Director


Date   March   , 1997
                                   -----------------------------------------
                                   Robert P. Forrestal, Director


Date   March 31, 1997              /s/ L. Phillip Humann
                                   -----------------------------------------
                                   L. Phillip Humann, Director


Date   March 31, 1997              /s/ Tinsley H. Irvin
                                   -----------------------------------------
                                   Tinsley H. Irvin, Director


Date   March 31, 1997              /s/ Larry L. Prince
                                   -----------------------------------------
                                   Larry L. Prince, Director


Date   March 31, 1997              /s/ D. Raymond Riddle
                                   -----------------------------------------
                                   D. Raymond Riddle, Director


Date   March   , 1997
                                   -----------------------------------------
                                   Dr. Betty L. Siegel, Director


Date   March 31, 1997              /s/ Dr. Louis W. Sullivan
                                   -----------------------------------------
                                   Dr. Louis W. Sullivan, Director

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER
 -------

                Articles of Incorporation and By-laws

    3.1         .  Amended and Restated Articles of Incorporation/(7)/

    3.2         .  By-Laws

                Instruments Defining the Rights of Security Holders,
                 Including Indentures

    4.1         .  Loan Agreement/(6)/

    4.2         .  Portion of Prospectus and Trust Indenture /(1)/

    4.3         .  Rights Agreement, dated October 25, 1995, between Equifax
                   Inc. and SunTrust Bank, Atlanta with Form of Right Certificate attached as Exhibit "A"/(5)/

                Material Contracts and Compensation Plans

   10.1         .  Equifax Inc. 1988 Performance Share Plan for Officers,
                   as amended/(7)(8)/

   10.2         .  Equifax Inc. 1996 Incentive Compensation Plan/(8)/

   10.3         .  Deferred Compensation Plan/(6)(8)/

   10.4         .  Change in Control Agreement/(6)(8)/

   10.5         .  Change in Control Agreement/(8)/

   10.6         .  Executive Employment Agreement, dated June 22, 1989/(8)/

   10.7         .  Executive Employment Agreement, dated July 1, 1991/(8)/

   10.8         .  Executive Employment Agreement, dated
                   December 29, 1995/(6)(8)/

   10.9         .  Consulting Agreement, dated January 1, 1996/(6)(8)/

   10.10        .  Executive Agreement, dated January 31, 1997/(8)/

   10.11        .  Executive Agreement, dated October 30, 1996/(8)/

   10.12        .  Equifax Inc. Omnibus Stock Incentive Plan 1996 Incentive
                   and Non-Qualified Stock Option Agreements/(8)/

   10.13        .  Equifax Inc. Omnibus Stock Incentive Plan, as amended/(6)(8)/

   10.14        .  Equifax Inc. Omnibus Stock Incentive Plan 1995 Incentive
                   and Non-Qualified Stock Option Agreements/(4)(8)/

   10.15        .  Equifax Inc. Omnibus Stock Incentive Plan 1994 Incentive
                   and Non-Qualified Stock Option Agreements/(3)(8)/

 10.16          .  Equifax Inc. Omnibus Stock Incentive Plan 1995
                   Non-Qualified Stock Option Agreement/(4)(8)/

 10.17          .  Equifax Inc. Omnibus Stock Incentive Plan 1994
                   Restricted Stock Award Agreement/(3)(8)/

 10.18          .  Equifax Inc. Omnibus Stock Incentive Plan 1995
                   Restricted Stock Award Agreement/(4)(8)/

 10.19          .  Equifax Inc. Omnibus Stock Incentive Plan 1996
                   Restricted Stock Award Agreement/(8)/

 10.20          .  Equifax Inc. Non-Employee Director Stock
                   Option Plan and Agreement/(4)(8)/

 10.21          .  Equifax Inc. Supplemental Executive Retirement Plan/(4)(8)/

 10.22          .  Equifax Inc. Supplemental Executive Retirement Plan
                   Amendments/(3)(8)/

 10.23          .  Equifax Inc. Supplemental Executive Retirement Plan
                   Amendment/(8)/

 10.24          .  Equifax Inc. Severance Pay Plan for Salaried
                   Employees/(3)(8)/

 10.25          .  Agreement For Computerized Credit Reporting Services/(3)/

 10.26          .  Amendments to Agreement for Computerized Credit Reporting
                   Services and related documents

 10.27          .  Amendment to Agreement for Computerized Credit Reporting
                   Services/(2)/

 10.28          .  Amendment to Agreement for Computerized Credit Reporting
                   Services/(3)/

 10.29          .  Amendment to Agreement for Computerized Credit Reporting
                   Services/(4)/

 10.30          .  Computer and network operations agreement (redacted
                   version)/(3)/

 10.31          .  Purchase and Lease Agreement/(3)/

 10.32          .  Headquarters Facility Lease/(3)/

 10.33          .  Participation Agreement/(3)/

 10.34          .  Lease Agreement/(3)/

                . Compensation of Directors - The Company's by-laws, which are filed as an exhibit to this Form 10-K Annual Report, describe, on page 7 thereof, under Article Two, "Compensation of Directors," the fees paid to Directors of the Company. Said information is hereby incorporated by reference.


                . Life Insurance - Messrs. C. B. Rogers, Jr. and L. A. Ault, III each own a personal life insurance policy in the face amount of $1,000,000 and $2,000,000 respectively. The

                   Company pays the annual premiums on said policies.

 13.1           .  Summary of Selected Financial Data

 13.2           .  Management's Discussion and Analysis of Operation Financial
                   Condition and Results of Operation

 13.3           .  Financial Statements and Supplementary Data

   21           Subsidiaries of the Registrant

   23 Consent of Independent Public Accountants to incorporation by reference

   27           Financial Data Schedule

/(1)/Previously filed as pages 8 through 16 and Exhibit 4.1 on Amendment No. 1 to Form S-3, Registration Statement No. 33-62820, filed June 17, 1993, and hereby incorporated by reference.

/(2)/Previously filed as an exhibit on Form 10-K, filed March 30, 1993, and hereby incorporated by reference.

/(3)/Previously filed as an exhibit on Form 10-K, filed March 31, 1994, as amended on Form 10-K/A, filed October 14, 1994, and hereby incorporated by reference.

/(4)/Previously filed as an exhibit on Form 10-K, filed March 30, 1995, and hereby incorporated by reference.

/(5)/Previously filed as exhibits on form 8-A, filed November 2, 1995, and hereby incorporated by reference.

/(6)/Previously filed as an exhibit on Form 10-K, filed April 1, 1996, as amended on Form 10-K/A, filed April 4, 1996, and hereby incorporated by reference.

/(7)/Previously filed as an exhibit on Schedule 14A, filed, March 26, 1996, and hereby incorporated by reference.

/(8)/Management Contract or Compensatory Plan