Form 10-Q
period 1997-03-31
EQUIFAX INC
filed 1997-05-14
CIK 33185

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   March 31, 1997
                                    ------------------------

                                       OR

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

     For the transition period ended _________________________

     Commission File Number 1-6605
                            ------

                                 EQUIFAX INC.
       -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Georgia                          58-0401110
---------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S.Employer
incorporation or organization)              Identification No.)

  1600 Peachtree Street, N.W. Atlanta, Georgia
      P.O. Box 4081, Atlanta, Georgia                 30302
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No
                                        -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                      Outstanding at March 31, 1997
      -----                      -----------------------------

Common Stock, $1.25 Par Value             151,734,751
                                 -----------------------------

                                     INDEX


                                                                      Page No.
Part I.  Financial Information

  Consolidated Balance Sheets --
    March 31, 1997 and December 31, 1996                                2 - 3

  Consolidated Statements of Income --
    Three Months Ended March 31, 1997 and 1996                              4

  Consolidated Statement of Shareholders'
    Equity -- Three Months Ended March 31, 1997                             5

  Consolidated Statements of Cash Flows --
    Three Months Ended March 31, 1997 and 1996                              6

  Notes to Consolidated Financial Statements                            7 - 8

  Management's Discussion and Analysis of Results of
    Operations and Financial Condition                                 9 - 11


Part II.  Other Information                                           12 - 13

PART I.  FINANCIAL INFORMATION


CONSOLIDATED BALANCE SHEETS

                                                           MARCH 31,   DECEMBER 31,
(In thousands)                                               1997         1996
-----------------------------------------------------------------------------------
                                                          (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                               $   48,405    $    49,886
Accounts receivable                                        305,906        305,678
Deferred income tax assets                                  34,964         36,999
Other current assets                                        56,118         44,475
                                                        ----------     ----------

 Total current assets                                      445,393        437,038
                                                        ----------     ----------

PROPERTY AND EQUIPMENT:
Land, buildings and improvements                            33,963         29,563
Data processing equipment and furniture                    264,193        257,321
                                                        ----------     ----------

                                                           298,156        286,884
Less accumulated depreciation                              161,916        164,613
                                                        ----------     ----------

                                                           136,240        122,271
                                                        ----------     ----------


GOODWILL                                                   471,319        433,758
                                                        ----------     ----------

PURCHASED DATA FILES                                       100,888         87,025
                                                        ----------     ----------

OTHER ASSETS                                               214,185        222,692
                                                        ----------     ----------

                                                        $1,368,025     $1,302,784
                                                        ==========     ==========

The notes on pages 7 and 8 are an integral part of these consolidated balance sheets.

CONSOLIDATED BALANCE SHEETS

                                                           MARCH 31,   DECEMBER 31,
(In thousands, except par value)                             1997         1996
--------------------------------------------------------  -----------  -----------
                                                            (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt and current maturities of long-term debt  $   76,349   $   60,490
Accounts payable                                              86,715       84,628
Accrued salaries and bonuses                                  29,400       39,276
Income taxes payable                                          24,362       17,659
Other current liabilities                                    168,097      172,626
                                                          ----------   ----------

  Total current liabilities                                  384,923      374,679
                                                          ----------   ----------

LONG-TERM DEBT, LESS CURRENT MATURITIES                      331,762      305,992
                                                          ----------   ----------

POSTRETIREMENT BENEFIT OBLIGATIONS                            79,572       79,400
                                                          ----------   ----------

LONG-TERM DEFERRED REVENUE                                    40,555       42,964
                                                          ----------   ----------

OTHER LONG-TERM LIABILITIES                                   75,220       74,884
                                                          ----------   ----------

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY:
Common stock, $1.25 par value; shares authorized -
  300,000; issued - 171,395 in 1997 and 170,859 in 1996;
  outstanding - 145,182 in 1997 and 144,876 in 1996          214,244      213,573
Preferred stock, $0.01 par value; shares authorized -
  10,000; issued and outstanding - none in 1997 or 1996          --           --
Paid-in capital                                              217,131      207,142
Retained earnings                                            428,527      396,340
Cumulative foreign currency translation adjustment            (9,059)      (3,998)
Treasury stock, at cost, 19,660 shares in 1997
  and 19,430 shares in 1996                                 (330,283)    (323,625)
Stock held by employee benefits trusts, at cost,
  6,553 shares in 1997 and 1996                              (64,567)     (64,567)
                                                          ----------   ----------

  Total shareholders' equity                                 455,993      424,865
                                                          -----------  -----------

                                                          $1,368,025   $1,302,784
                                                          ==========   ==========


The notes on pages 7 and 8 are an integral part of these consolidated balance sheets.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
(In thousands, except per share amounts)                     1997         1996
----------------------------------------------------------------------------------
Operating revenue                                        $   478,200  $   423,011
                                                         -----------  -----------

Costs of services                                            303,635      270,370
Selling, general and administrative expenses                  93,831       86,717
                                                         -----------  -----------

 Total operating expenses                                    397,466      357,087
                                                         -----------  -----------

Operating income                                              80,734       65,924

Other income, net                                                383          448
Interest expense                                              (6,088)      (5,239)
                                                         -----------  -----------

Income before income taxes                                    75,029       61,133

Provision for income taxes                                    30,312       24,288
                                                         -----------  -----------

Net income                                               $    44,717  $    36,845
                                                         ===========  ===========


Weighted average common shares outstanding                   145,176      146,669
                                                         ===========  ===========

Per common share:
  Net income                                             $      0.31  $      0.25
                                                         ===========  ===========


  Dividends                                              $     0.083  $     0.083
                                                         ===========  ===========



The notes on pages 7 and 8 are an integral part of these consolidated statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                THREE MONTHS ENDED
(In thousands)                                                      MARCH 31, 1997
----------------------------------------------------------------------------------
COMMON STOCK:
Balance at beginning of period                                       $    213,573
Shares issued under stock plans                                               671
                                                                     ------------

Balance at end of period                                             $    214,244
                                                                     ============

PAID-IN CAPITAL:
Balance at beginning of period                                       $    207,142
Shares issued under stock plans                                             9,448
Other                                                                         541
                                                                     ------------

Balance at end of period                                             $    217,131
                                                                     ============

RETAINED EARNINGS:
Balance at beginning of period                                       $    396,340
Net income                                                                 44,717
Cash dividends paid                                                       (12,530)
                                                                     ------------

Balance at end of period                                             $    428,527
                                                                     ============

CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT:
Balance at beginning of period                                       $     (3,998)
Adjustment during period                                                   (5,061)
                                                                     ------------

Balance at end of period                                             $     (9,059)
                                                                     ============

TREASURY STOCK:
Balance at beginning of period                                       $   (323,625)
Cost of shares repurchased                                                 (6,658)
                                                                     ------------

Balance at end of period                                             $   (330,283)
                                                                     ============

STOCK HELD BY EMPLOYEE BENEFITS TRUSTS:
Balance at beginning of period                                       $    (64,567)
Cost of shares reissued under stock plans                                     --
                                                                     ------------

Balance at end of period                                             $    (64,567)
                                                                     ============



The notes on pages 7 and 8 are an integral part of this consolidated statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
(In thousands)                                               1997         1996
---------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $  44,717    $  36,845
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                             23,940       19,118
    Changes in assets and liabilities:
      Accounts receivable, net                                 4,019        1,186
      Current liabilities, excluding debt                     (7,902)      18,551
      Other current assets                                    (8,189)       8,224
      Deferred income taxes                                    2,779       (2,205)
      Other long-term liabilities, excluding debt             (1,602)      45,711
      Other assets                                             1,874         --
                                                          -----------  -----------

  Net cash provided by operating activities                   59,636      127,430
                                                          -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                        (17,149)      (9,698)
  Additions to other assets, net                             (12,576)      (8,630)
  Acquisitions, net of cash acquired                         (57,157)     (14,975)
                                                          -----------  -----------

  Net cash used by investing activities                      (86,882)     (33,303)
                                                          -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings                                   16,186        4,813
  Additions to long-term debt                                 37,384          383
  Payments on long-term debt                                 (15,692)     (45,778)
  Dividends paid                                             (12,530)     (12,796)
  Treasury stock purchases                                    (6,658)     (30,255)
  Proceeds from exercise of stock options                      5,595        7,551
  Other                                                          541          541
                                                          -----------  -----------

  Net cash provided (used) by financing activities            24,826      (75,541)
                                                          -----------  -----------

Effect of foreign currency exchange rates on cash                939           55
                                                          -----------  -----------

Net cash provided (used)                                      (1,481)      18,641

Cash and cash equivalents, beginning of period                49,886       26,136
                                                          -----------  -----------

Cash and cash equivalents, end of period                   $  48,405    $  44,777
                                                           ==========   ==========


The notes on pages 7 and 8 are an integral part of these consolidated statements.

                                  EQUIFAX INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1997


1.  BASIS OF PRESENTATION:

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position of the Company as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2.  NATURE OF OPERATIONS:

The Company principally provides information services to businesses that help them grant credit, authorize and process credit card and check transactions, and insure lives and property. The principal lines of business are credit services, payment services, and insurance services. The principal markets for credit and payment services are retailers, banks and financial institutions, while those for insurance services are life and health and property and casualty insurance companies. The Company's operations are predominately located within the United States. On December 9, 1996, the Company announced its intention to split into two independent publicly traded companies by spinning off its Insurance Services industry segment. The spinoff will be effected through a pro rata tax-free dividend of stock in the new company to existing Equifax shareholders, and is contingent on receiving a favorable ruling from the IRS, among other things. The timing of the distribution has not yet been finalized, but is currently expected to occur mid-1997.

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

TREASURY STOCK. During the first three months of 1997, the Company repurchased approximately 230,000 of its common shares through open market transactions at an aggregate cost of $6,658,000, leaving approximately $45 million available for future share repurchases. In April 1997, the Company's Board of Directors authorized an additional $100 million for future share repurchases.

5. AGREEMENT WITH COMPUTER SCIENCES CORPORATION:

The Company has an agreement with Computer Sciences Corporation (CSC) under which CSC-owned credit bureaus and certain CSC affiliate bureaus utilize the Company's credit database service. CSC and these affiliates retain ownership of their respective credit files and the revenues generated by their credit reporting activity. The Company receives a processing fee for maintaining the database and for each report supplied. The agreement expires in 1998, is renewable at the option of CSC for successive ten-year periods, and provides CSC with an option to sell its collection and credit reporting businesses to the Company. The option is currently exercisable and expires in 2013. In the event CSC does not exercise its option to sell and does not renew the agreement, or if there is a change in control of CSC, the Company has the option to purchase CSC's collection and credit reporting businesses. The option price is determined, for all purposes, in accordance with the following schedule: on or before July 31,1998, at the price determined by certain financial formulas; and after July 31, 1998, at appraised value. The Company currently estimates the option price determined by the financial formulas to be approximately $400 million. In its annual report for the fiscal year ended March 29, 1996, CSC stated that the option price "approached $500 million at March 29, 1996." The Company periodically evaluates the estimated fair value of the CSC collection and credit reporting businesses using estimates of their discounted cash flows. Based on this analysis, at December 31, 1996, the fair value of these businesses is not less than their potential purchase price.

6.  ACQUISITIONS AND DIVESTITURES:

During the first three months of 1997, the Company acquired two risk management services businesses and the credit files of five credit bureaus located in the United States, and also acquired the remaining 50% interest in DICOM S.A. in Chile. These business and credit file acquisitions were accounted for as purchases and had an aggregate purchase price of $69,045,000, with $50.4 million allocated to goodwill, $17.7 million allocated to purchased data files, and $13.5 million allocated to other assets (primarily software). These allocations included $25.2 million reallocated from other assets related to the Company's first 50% equity investment in DICOM S.A. Their results of operations have been included in the consolidated statement of income from their respective dates of purchase and were not material to the results of operation of the Company.

During the fourth quarter of 1996, the Company sold all of the healthcare information business units from its General Information Services industry segment. Cash proceeds, net of related divestiture costs, totaled $49,081,000 and resulted in an $11,564,000 gain recorded in other income ($1,631,000 after tax, or $.01 per share).

7.  RECENT ACCOUNTING PRONOUNCEMENTS:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 requires companies that have publicly held common stock or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in the earnings of the Company. This statement is effective for financial statements issued for interim and annual periods ending after December 15, 1997. The Company does not believe the adoption of SFAS 128 will have a significant impact on the Company's reported EPS.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION



Results of Operations - (first quarter of 1997 compared to the first quarter of
1996)

First quarter revenue increased 13.0% over 1996. After adjusting for the fourth quarter 1996 divestitures of all of the healthcare information business units within the General Information Services segment, revenue increased 17.6% with approximately 8.5 percentage points attributable to acquisitions. Operating income of $80.7 million increased 22.5% over the prior year. This increase is primarily the result of revenue growth in higher margin business units.

Net income for the quarter increased 21.4%, from $36.8 million to $44.7 million. Net income per share increased to $0.31 in 1997, compared to $0.25 in the prior year. During the first quarter, the Company expensed approximately $1.0 million (pretax) in costs related to modification of computer software for compliance with Year 2000, and expects that the total 1997 net earnings impact of these modification expenses will be approximately $.04 to $.05 per share.

Operating revenue and operating income by industry segment for the first quarter of 1997 and 1996 are as follows (in thousands):

Operating Revenue:                       1997       1996
------------------                     --------   --------
       Credit Services                 $146,654   $138,690
       Payment Services                  98,820     71,598
       International Operations          63,620     54,646
       Insurance Services               166,697    135,755
       General Information Services       2,409     22,322
                                       --------   --------
                                       $478,200   $423,011
                                       ========   ========


Operating Income (Loss):                 1997       1996
------------------------               --------   --------
       Credit Services                 $ 52,122   $ 47,539
       Payment Services                  16,083     11,815
       International Operations           6,531      4,012
       Insurance Services                13,268      9,858
       General Information Services       2,217      3,209
                                       --------   --------
       Operating Contribution            90,221     76,433
       General Corporate Expense         (9,487)   (10,509)
                                       --------   --------
                                       $ 80,734   $ 65,924
                                       ========   ========

The following discussion analyzes operating results by industry segment, general corporate expense, and consolidated effective income tax rates.

Credit Services
---------------

Revenue in Credit Services, which includes Credit Reporting Services, Mortgage Information Services, Risk Management Services, and Equifax National Decision Systems, increased 5.7% in the first quarter, with approximately two percentage points attributable to acquisitions. Credit Reporting Services was up 7.8% in the quarter primarily due to increased prescreening business for credit card issuers and volume growth in the finance and telecommunications industries. Average prices continue to decline but were more than offset by continued volume growth. Revenue in Mortgage Information Services was down 46% reflecting a decline in refinancing activity due to interest rate movements and the continuing shift to a lower priced automated product. Risk Management Services revenue increased 12.3% due to new business from customers outsourcing the accounts receivable management function of their businesses.

Operating income in the first quarter increased 9.6% over the prior year due primarily to the revenue growth in Credit Reporting Services and Risk Management Services.

Payment Services
----------------

Revenue in Payment Services, which includes Card Services, Check Services, and FBS Software, increased 38.0% over the prior year with 23.6 percentage points of the revenue increase due to the fourth quarter 1996 acquisition of CSG Card Services. Exclusive of this acquisition, Card Services revenue increased 21.3% with growth driven by increases in processing of both cardholder and merchant transactions. Check Services revenue increased 8.0% while FBS Software revenues were up slightly in the quarter.

Operating income increased 36.1% in the quarter driven by the revenue growth within Card Services and the improved operating performance of Check Services. The CSG acquisition was immaterial to this segment's operating income growth in the quarter.

International Operations
------------------------

International Operations revenue increased 16.4% with 10.6 percentage points attributable to acquisitions. Revenue in Europe was up 9.0% in the quarter. Revenue was also up in Canada due to 1996 acquisitions.

This segment's operating income increased $2.5 million in the first quarter and primarily resulted from improved performance within Europe due to the operating leverage obtained from the integration of recent acquisitions.

Insurance Services
------------------

First quarter revenue increased 22.8%, with 6.6 percentage points attributable to acquisitions and 8.4 percentage points due to motor vehicle registry (the fee charged by states for their records, which the Company passes on to its customers). The balance of the increase was due to improvements in Data Services (up 30.4%) and Osborn Laboratories (up 24.0%) resulting primarily from volume increases over the prior year. Revenue from Field Services, exclusive of a 1996 acquisition was up 3.2%.

Operating income increased 34.6% in the first quarter primarily due to the revenue growth within Data Services and improved operating performance of Field Services.

In December 1996, the Company announced its intention to spin off this segment, and currently expects the spinoff to occur mid-1997 (Note 2).

General Information Services
----------------------------

This segment includes HISI, the lottery services subsidiary, and the healthcare information businesses which the Company divested in the fourth quarter 1996. Revenue declined $19.9 million in the first quarter, with $17.3 million attributable to the healthcare divestitures and $2.6 million to HISI. The HISI decline resulted from the Company's recognition of $5.0 million in revenue in the first quarter of 1996 in conjunction with its $58 million subcontracting agreement with GTECH. The remaining $53 million was recorded as deferred revenue on the balance sheet and beginning in December 1996 is being recognized over a 66 month term, net of related expenses, and resulted in $2.4 million in revenue in the first quarter 1997.

Operating income declined $1.0 million, as an improvement due to the divestiture of the healthcare information businesses, which had incurred losses in 1996, was more than offset by lower profits from the lottery subcontract due to the revenue decline.

General Corporate Expense
-------------------------

General corporate expense declined $1.0 million from the prior year due primarily to lower staffing levels and related costs.

Effective Income Tax Rates
--------------------------

The effective income tax rate increased to 40.4% in 1997 from 39.7% in 1996 due to higher expected tax expense associated with U.K. operations, where most net operating loss carryforwards have been utilized.

                              FINANCIAL CONDITION

The Company's financial condition remained strong during the first quarter of 1997. Net cash provided by operations decreased from $127.4 million to $59.6 million primarily due to the first quarter 1996 receipt of $58 million related to a lottery subcontract and the timing of payments between years for income taxes and certain other accrued expenses. Normal capital expenditures and dividend payments were met with these internally generated funds.

Other significant outlays in the first quarter included $6.7 million of treasury stock purchases (Note 4), $57.2 million for acquisitions (Note 6), and $15.7 million in long-term debt repayments. These items were principally financed by a combination short-term and long-term debt increases totaling $53.6 million and excess cash from operations.

Capital expenditures for the remainder of 1997 are currently projected to be approximately $90 million, exclusive of acquisitions. Additional expenditures are possible as opportunities arise. As of March 31, 1997, approximately $45 million remained authorized under the Company's share repurchase program, and purchases have continued in the second quarter. In April, the Company's Board of Directors authorized an additional $100 million for future share repurchases.

The remaining 1997 capital expenditures should be met with internally generated funds. At March 31, 1997, $505 million was available under the Company's $550 million revolving credit facility to fund future capital requirements, including the possible purchase of the CSC collections and credit reporting businesses (Note 5). Management feels that the Company's liquidity will remain strong in both the short-term and long-term, and that the Company has sufficient debt capacity to finance all of these requirements, if necessary.

                          PART II.  OTHER INFORMATION
                          ---------------------------



Item 5.     Other Information
-------     -----------------

Reference is made to information reported in Notes 1, 2, 3, 4 and 6 of the Notes to Consolidated Financial Statements, included in Part I of this report.


Item 6.     Exhibits and Reports on Form 8-K
-------     --------------------------------

(a)  Reports on Form 8-K

     Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    EQUIFAX INC.
                                    ------------
                                    (Registrant)



Date:  May 14, 1997                 /s/ D. W. McGlaughlin
                                    ----------------------------
                                    D. W. McGlaughlin, President
                                    and Chief Executive Officer



Date:  May 14, 1997                 /s/ P. J. Mazzilli
                                    ----------------------------
                                    P. J. Mazzilli
                                    Corporate Vice President,
                                    Treasurer and Controller