Form 10-Q
period 1997-06-30
EQUIFAX INC
filed 1997-08-14
CIK 33185

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997
                              -----------------------

                                      OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

 For the transition period ended
                                 _________________________

 Commission File Number 1-6605
                        ------

                                 EQUIFAX INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Georgia                                                 58-0401110
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S.Employer
incorporation or organization)                               Identification No.)


   1600 Peachtree Street, N.W. Atlanta, Georgia
   P.O. Box 4081, Atlanta, Georgia                                   30302
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

                                 404-885-8000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     None
--------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X     No
                                       ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at June 30, 1997
           -----                                  ----------------------------

Common Stock, $1.25 Par Value                              150,887,403
                                                  -----------------------------

                                     INDEX


                                                        Page No.
                                                        --------
Part I.  Financial Information

  Consolidated Balance Sheets --
    June 30, 1997 and December 31, 1996                    2 - 3

  Consolidated Statements of Income --
    Three Months Ended June 30, 1997 and 1996                  4

  Consolidated Statements of Income --
    Six Months Ended June 30, 1997 and 1996                    5

  Consolidated Statement of Shareholders'
    Equity -- Six Months Ended June 30, 1996                   6

  Consolidated Statements of Cash Flows --
    Six Months Ended June 30, 1997 and 1996                    7

  Notes to Consolidated Financial Statement               8 - 11

  Management's Discussion and Analysis of Results of
    Operations and Financial Condition                   12 - 14


Part II.  Other Information                              15 - 16

PART I.  FINANCIAL INFORMATION


CONSOLIDATED BALANCE SHEETS
                                                JUNE 30,         DECEMBER 31,
(In thousands)                                    1997              1996
----------------------------------------------------------------------------
                                               (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                    $    61,915       $    48,160
Accounts receivable                              238,373           227,540
Deferred income tax assets                        28,019            33,016
Other current assets                              47,483            36,392
                                              -----------       -----------

 Total current assets                            375,790           345,108
                                              -----------       -----------



PROPERTY AND EQUIPMENT:
Land, buildings and improvements                  23,792            18,739
Data processing equipment and furniture          188,696           191,302
                                              -----------       -----------

                                                 212,488           210,041
Less accumulated depreciation                    118,507           123,177
                                              -----------       -----------

                                                  93,981            86,864
                                              -----------       -----------




GOODWILL                                         336,586           313,760
                                              -----------       -----------

PURCHASED DATA FILES                              98,858            84,025
                                              -----------       -----------

OTHER ASSETS                                     195,585           181,347
                                              -----------       -----------

NET ASSETS OF DISCONTINUED OPERATIONS            215,067           196,414
                                              -----------       -----------

                                             $ 1,315,867       $ 1,207,518
                                              ===========       ===========



The notes on pages 8 through 11 are an integral part of these consolidated balance sheets.

CONSOLIDATED BALANCE SHEETS
                                                            JUNE 30,   DECEMBER 31,
(In thousands, except par value)                              1997        1996
---------------------------------------------------------------------------------
                                                              (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt and current maturities of long-term debt  $    6,647    $    59,563
Accounts payable                                              76,981         71,801
Accrued salaries and bonuses                                  14,071         27,682
Income taxes payable                                          24,976         18,321
Other current liabilities                                    189,926        152,348
                                                           ----------    -----------

  Total current liabilities                                  312,601        329,715
                                                           ----------    -----------

LONG-TERM DEBT, LESS CURRENT MATURITIES                      382,786        304,942
                                                           ----------    -----------

POSTRETIREMENT BENEFIT OBLIGATIONS                            24,153         23,778
                                                           ----------    -----------

LONG-TERM DEFERRED REVENUE                                    48,146         42,964
                                                           ----------    -----------

OTHER LONG-TERM LIABILITIES                                   83,359         81,169
                                                           ----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY:
Common stock, $1.25 par value; shares authorized -
  300,000; issued - 172,046 in 1997 and 170,859 in 1996;
  outstanding - 144,334 in 1997 and 144,876 in 1996          215,058        213,573
Preferred stock, $0.01 par value; shares authorized -
  10,000; issued and outstanding - none in 1997 or 1996          --             --
Paid-in capital                                              224,639        207,142
Retained earnings                                            471,790        396,340
Cumulative foreign currency translation adjustment            (7,039)        (3,913)
Treasury stock, at cost, 21,159 shares in 1997
  and 19,430 shares in 1996                                 (375,059)      (323,625)
Stock held by employee benefits trusts, at cost,
  6,553 shares in 1997 and 1996                              (64,567)       (64,567)
                                                           ----------    -----------

  Total shareholders' equity                                 464,822        424,950
                                                           ----------    -----------

                                                          $ 1,315,867   $ 1,207,518
                                                           ===========   ===========


The notes on pages 8 through 11 are an integral part of these consolidated balance sheets.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                               THREE MONTHS ENDED
                                                                    JUNE 30,
(In thousands, except per share amounts)                      1997          1996
----------------------------------------------------------------------------------
Operating revenue                                         $  342,966   $   300,812
                                                           ----------   -----------

Costs of services                                            196,028       172,028
Selling, general and administrative expenses                  69,174        66,629
Asset impairment (Note 8)                                       --          10,313
                                                           ----------   -----------

 Total operating expenses                                    265,202       248,970
                                                           ----------   -----------

Operating income                                              77,764        51,842

Other income, net                                             42,791         9,036
Interest expense                                              (5,335)       (3,571)
                                                           ----------   -----------

Income from continuing operations before income taxes        115,220        57,307

Provision for income taxes                                    54,030        22,722
                                                           ----------   -----------

Income from continuing operations                             61,190        34,585
                                                           ----------   -----------

Discontinued operations:
Income from discontinued operations, net of income
  taxes of $5,776 in 1997 and $4,391 in 1996                   8,160         6,545
Costs associated with effecting the spinoff, net of
  income tax benefit of $2,154                               (12,887)         --
                                                           ----------   -----------

Total discontinued operations                                 (4,727)        6,545
                                                           ----------   -----------

Net income                                                $   56,463   $    41,130
                                                           ==========   ===========

Weighted average common shares outstanding                   144,575       145,923

Per common share:
  Income from continuing operations                       $    0.42    $      0.24
  Income from discontinued operations                          0.06           0.04
  Costs associated with effecting the spinoff                 (0.09)          --
                                                           ----------   -----------
  Net income                                              $    0.39    $      0.28
                                                           ==========   ===========

  Dividends                                               $    0.088   $     0.083
                                                           ==========   ===========


The notes on pages 8 through 11 are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                        SIX MONTHS ENDED
                                                            JUNE 30,
(In thousands, except per share amounts)                 1997       1996
--------------------------------------------------------------------------
Operating revenue                                    $ 655,028  $ 587,949
                                                      --------   --------

Costs of services                                      378,731    340,314
Selling, general and administrative expenses           129,986    128,490
Asset impairment (Note 8)                                 --       10,313
                                                      --------   --------

 Total operating expenses                              508,717    479,117
                                                      --------   --------

Operating income                                       146,311    108,832

Other income, net                                       43,163      9,412
Interest expense                                        (9,804)    (7,235)
                                                      --------   --------

Income from continuing operations before income taxes  179,670    111,009

Provision for income taxes                              79,939     44,015
                                                      --------   --------

Income from continuing operations                       99,731     66,994
                                                      --------   --------

Discontinued operations:
Income from discontinued operations, net of income
  taxes of $10,179 in 1997 and $7,386 in 1996           14,336     10,981
Costs associated with effecting the spinoff, net of
  income tax benefit of $2,154                         (12,887)      --
                                                      --------   --------

Total discontinued operations                            1,449     10,981
                                                      --------   --------

Net income                                           $ 101,180  $  77,975
                                                       =======    =======

Weighted average common shares outstanding             144,875    146,296
                                                       =======    =======

Per common share:
  Income from continuing operations                  $    0.69  $    0.46
  Income from discontinued operations                     0.10       0.08
  Costs associated with effecting the spinoff            (0.09)      --
                                                      --------   --------
  Net income                                         $    0.70  $    0.53
                                                      ========    =======

  Dividends                                          $   0.170  $   0.165
                                                       =======    =======




The notes on pages 8 through 11 are an integral part of these consolidated statements.



CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                            SIX MONTHS ENDED
(In thousands)                               June 30, 1997
------------------------------------------------------------

COMMON STOCK:
Balance at beginning of period                  $   213,573
Shares issued under stock plans                       1,485
                                                  ---------

Balance at end of period                        $   215,058
                                                   ========

PAID-IN CAPITAL:
Balance at beginning of period                  $   207,142
Shares issued under stock plans                      16,383
Other                                                 1,114
                                                  ---------

Balance at end of period                        $   224,639
                                                   ========

RETAINED EARNINGS:
Balance at beginning of period                  $   396,340
Net income                                          101,180
Cash dividends paid                                 (25,730)
                                                  ---------

Balance at end of period                        $   471,790
                                                   ========

CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT:
Balance at beginning of period                  $    (3,913)
Adjustment during period                             (3,126)
                                                  ---------

Balance at end of period                        $    (7,039)
                                                   ========

TREASURY STOCK:
Balance at beginning of period                  $  (323,625)
Cost of shares repurchased                          (51,434)
                                                  ---------

Balance at end of period                        $  (375,059)
                                                   ========

STOCK HELD BY EMPLOYEE BENEFITS TRUSTS:
Balance at beginning of period                  $   (64,567)
Cost of shares reissued under stock plans               --
                                                  ---------

Balance at end of period                        $   (64,567)
                                                   ========



The notes on pages 8 through 11 are an integral part of this consolidated statement.


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                          SIX MONTHS ENDED
                                                                               JUNE 30,
(In thousands)                                                            1997          1996
----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $  101,180    $  77,975
  Exclude:  Income from discontinued operations                          (14,336)     (10,981)
                   Costs associated with effecting the spinoff            12,887         --
                                                                       ---------     --------
  Income from continuing operations                                       99,731       66,994
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
    Depreciation and amortization                                         36,669       33,134
    Gain from sale of business                                           (42,798)        --
    Asset impairment write-off                                              --         10,313
    Gain from sale of long-term investments                                 --         (8,232)
    Changes in assets and liabilities:
      Accounts receivable, net                                           (12,599)      (2,880)
      Current liabilities, excluding debt                                  9,391       12,489
      Other current assets                                                (9,764)      12,018
      Deferred income taxes                                                5,711       (2,545)
      Other long-term liabilities, excluding debt                          5,112       51,534
      Other assets                                                         2,222       (4,820)
                                                                       ---------     --------
  Net cash provided by operating activities of continuing operations      93,675      168,005
                                                                       ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                    (18,647)     (19,964)
  Additions to other assets, net                                         (32,407)     (12,805)
  Acquisitions, net of cash acquired                                     (63,684)     (23,725)
  Proceeds from sale of business                                          80,998         --
  Proceeds from sale of long-term investments                               --         18,356
                                                                       ---------     --------
  Net cash used in investing activities of continuing operations         (33,740)     (38,138)
                                                                       ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings                                                2,400       24,075
  Additions to long-term debt                                             18,641          244
  Payments on long-term debt                                                (991)     (38,207)
  Dividends paid                                                         (25,730)     (25,381)
  Treasury stock purchases                                               (51,434)     (77,259)
  Proceeds from exercise of stock options                                 13,225       17,985
  Other                                                                    1,114        1,081
                                                                       ---------     --------
  Net cash used in financing activities of continuing operations         (42,775)     (97,462)
                                                                       ---------     --------
Effect of foreign currency exchange rates on cash                          1,109          124
Net cash used in discontinued operations                                  (4,514)      (8,191)
                                                                       ---------     --------
Net cash provided                                                         13,755       24,338

Cash and cash equivalents, beginning of period                            48,160       25,491
                                                                       ---------     --------
Cash and cash equivalents, end of period                              $   61,915    $  49,829
                                                                       =========     ========


The notes on pages 8 through 11 are an integral part of these consolidated statements.

                                 EQUIFAX INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1997


1.  BASIS OF PRESENTATION:

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position of the Company as of June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996, and the cash flows for the six months ended June 30, 1997 and 1996. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2.  NATURE OF OPERATIONS:

The Company principally provides information services to businesses that help them grant credit and authorize and process credit card and check transactions. The principal lines of business are credit services and payment services. The principal markets for both credit and payment services include retailers, banks and financial institutions, with credit services also serving the telecommunication and utility industries. The Company's operations are predominately located within the United States.

3.  DISCONTINUED OPERATIONS:

On December 9, 1996, the Company announced its intention to split into two independent, publicly traded companies by spinning off its Insurance Services industry segment, contingent on receiving a favorable ruling from the IRS regarding the tax-free status of the dividend for U.S. shareholders. In July 1997 the Company received the favorable IRS ruling and on August 7, 1997, completed the spinoff of its Insurance Services industry segment. The spinoff was accomplished by the Company's contribution of the business units that comprise the Insurance Services segment into one wholly owned subsidiary, ChoicePoint Inc. All of the common stock of ChoicePoint was then distributed to Equifax shareholders as a dividend, with one share of ChoicePoint common stock distributed for each ten shares of Equifax common stock held.

As a result of the spinoff, the Company's June 30, 1997 financial statements have been prepared with the Insurance Services segment net assets, results of operations, and cash flows isolated and shown as "discontinued operations", and all historical financial statements presented have been restated to conform to this presentation. During the second quarter, 1997, the Company recorded an expense of $15,041,000 to reflect the net costs associated with effecting the spinoff ($12,887,000 after tax, or $.09 per share). These costs include duplicate software licenses, severance, legal and investment banker fees, and other related costs, partially offset by a $17.1 million curtailment gain related to the U.S. retirement plan caused by the spinoff.

Summarized financial information for the discontinued operation is as follows:

                                                 Three Months Ended                              Six Months Ended
                                                      June 30,                                       June 30,
                                       -------------------------------------          -------------------------------------
(In thousands)                               1997                  1996                     1997                  1996
-----------------------------            -------------         -------------            -------------         -------------
Revenue                                       $174,331              $144,958                 $341,028              $280,713
Income before income taxes                      13,936                10,936                   24,515                18,367
Net income                                       8,160                 6,545                   14,336                10,981


                                                                               June 30,                December 31,
(In thousands)                                                                   1997                      1996
---------------------------------------------------------------          -------------------       -------------------
Current assets                                                                      $111,799                  $ 91,931
Total assets                                                                         325,635                   301,824
Current liabilities                                                                   50,666                    44,965
Total liabilities                                                                    110,568                   105,410
Net assets of discontinued operations                                                215,067                   196,414

The net assets of discontinued operations include the Company's intercompany receivable from ChoicePoint, which totaled $89.8 million at June 30, 1997 and $84.0 million at December 31, 1996. The balance of this intercompany receivable at July 31, 1997 will be repaid to the Company by ChoicePoint in August 1997.

4.  USE OF ESTIMATES:

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

5.  SHAREHOLDERS' EQUITY:

COMMON AND PREFERRED STOCK. In May 1996, the Company's shareholders approved a Board of Directors resolution which increased the authorized Common Stock of the Company from 250 million to 300 million shares. The shareholders also approved another Board of Directors resolution to authorize 10 million shares of "blank check" preferred stock.

TREASURY STOCK. During the first six months of 1997, the Company repurchased approximately 1,728,000 of its common shares through open market transactions at an aggregate cost of $51,434,000. In April 1997, the Company's Board of Directors authorized an additional $100 million for future share repurchases, and as of June 30, 1997, approximately $100 million remained available for future share repurchases.

6. AGREEMENT WITH COMPUTER SCIENCES CORPORATION:

The Company has an agreement with Computer Sciences Corporation (CSC) under which CSC-owned credit bureaus and certain CSC affiliate bureaus utilize the Company's credit database service. CSC and these affiliates retain ownership of their respective credit files and the revenues generated by their credit reporting activity. The Company receives a processing fee for maintaining the database and for each report supplied. The agreement expires in 1998, is renewable at the option of CSC for successive ten-year periods, and provides CSC with an option to sell its collection and credit reporting businesses to the Company. The option is currently exercisable and expires in 2013. In the event CSC does not exercise its option to sell and does not renew the agreement, or if there is a change in control of CSC, the Company has the option to purchase CSC's collection and credit reporting businesses. The option price is determined, for all purposes, in accordance with the following schedule: on or before July 31,1998, at the price determined by certain financial formulas; and after July 31, 1998, at appraised value. The Company currently estimates the option price determined by the financial formulas to be approximately $400 million. In its annual report for the fiscal year ended March 28, 1997, CSC stated that the option price "approximated $538 million at March 28, 1997." The Company periodically evaluates the estimated fair value of the CSC collection and credit reporting businesses using estimates of their discounted cash flows. Based on this analysis, at June 30, 1997, the fair value of these businesses is not less than their potential purchase price.

7.  ACQUISITIONS:

During the first six months of 1997, the Company acquired two risk management services businesses and the credit files of ten credit bureaus located in the United States, and also acquired the remaining 50% interest in DICOM S.A. in Chile. These business and credit file acquisitions were accounted for as purchases and had an aggregate purchase price of $75,572,000, with $52.7 million allocated to goodwill, $21.5 million allocated to purchased data files, and $13.9 million allocated to other assets (primarily software). These allocations included $25.2 million reallocated from other assets related to the Company's first 50% equity investment in DICOM S.A. Their results of operations have been included in the consolidated statement of income from their respective dates of purchase and were not material to the results of operation of the Company.

8.  ASSET IMPAIRMENT AND DIVESTITURES:

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in June 1996 the Company recorded a pre-tax loss of $10,313,000 to write off certain intangible assets in the Healthcare Administrative Services business unit in its General Information Services segment.

During the fourth quarter of 1996, the Company sold all of the healthcare information business units from its General Information Services industry segment. Cash proceeds, net of related divestiture costs, totaled $49,081,000 and resulted in an $11,564,000 gain recorded in other income ($1,631,000 after tax, or $.01 per share).

During the second quarter of 1997, the Company sold its National Decision Systems business unit from its Credit Services industry segment. Cash proceeds, net of related divestiture expenses, totaled $80,998,000 and resulted in a gain of $42,798,000 recorded in other income ($17,881,000 after tax, or $.12 per share).

9.  RECENT ACCOUNTING PRONOUNCEMENTS:

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." SFAS 128 requires companies that have publicly held common stock or common stock equivalents to present both basic and diluted earnings per share
(EPS) on the face of the income statement. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in the earnings of the Company. This statement is effective for financial statements issued for interim and annual periods ending after December 15, 1997. The Company does not believe the adoption of SFAS 128 will have a significant impact on the Company's reported EPS.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes standards for displaying comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997.

Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION


Results of Operations - (second quarter and first six months of 1997 compared to the second quarter and first six months of 1996)

On August 7, 1997, the Company completed the spinoff of its Insurance Services industry segment, "ChoicePoint" (Note 3). Accordingly, the results of operations information presented below reflect only the continuing operations of the Company.

Revenue for the second quarter and first six months increased 14% and 11% respectively over the comparable periods of 1996. Excluding the effects of divestitures (Note 8), revenue increased 22% in the second quarter with about 13 percentage points attributable to acquisitions and increased 19% in the first six months with about 11 percentage points due to acquisitions. Operating income grew 25% for the quarter and 23% year-to-date due to revenue growth in higher margin businesses and improvement in the International Operations segment.

Second quarter income from continuing operations increased from $34.6 million to $61.2 million, and income from continuing operations per share increased from $0.24 to $0.42. Excluding a second quarter 1997 gain from the sale of a business (Note 8), second quarter income from continuing operations and income from continuing operations per share each increased 25% over the prior year. For the first six months, excluding the gain from the sale of a business, income from continuing operations and income from continuing operations per share increased 22% and 24% respectively over the prior year.

Operating revenue and operating income from continuing operations by industry segment for the second quarter and first six months of 1997 and 1996 are as follows (in thousands):

                                                           Second Quarter                                   Six Months
                                               -------------------------------------          -------------------------------------
Operating Revenue:                                   1997                  1996                     1997                  1996
-------------------------------------            -------------         -------------            -------------         -------------
       Credit Services                                $155,532              $147,171                 $302,741              $286,563
       Payment Services                                105,519                79,252                  204,339               150,850
       International Operations                         79,511                57,796                  143,131               112,442
       General Information Services                      2,404                16,593                    4,817                38,094
                                                      --------              --------                 --------              --------
                                                      $342,966              $300,812                 $655,028              $587,949
                                                      ========              ========                 ========              ========


Operating Income (Loss):
-------------------------------------
       Credit Services                      $ 56,790        $ 51,288          $108,912        $ 98,827
       Payment Services                       18,476          14,414            34,559          26,229
       International Operations               12,925           7,901            19,456          11,913
       General Information Services            2,217         (10,700)            4,434          (7,617)
                                            --------        --------          --------        --------
       Operating Contribution                 90,408          62,903           167,361         129,352
       General Corporate Expense             (12,644)        (11,061)          (21,050)        (20,520)
                                            --------        --------          --------        --------
                                            $ 77,764        $ 51,842          $146,311        $108,832
                                            ========        ========          ========        ========

The following discussion analyzes operating results by industry segment, general corporate expense, and consolidated other income, interest expense and effective income tax rates.

Credit Services
---------------

Revenue in Credit Services, which includes Credit Reporting Services, Mortgage Information Services, Risk Management Services and, through May 1997, National Decision Systems (Note 8) increased 6% in both periods. After adjusting for the effect of the May 1997 sale of National Decision Systems, revenue was up 8% in the second quarter and 7% year-to-date with approximately three percentage points of these increases attributable to acquisitions. Credit Reporting Services revenue increased 7% in both periods primarily due to increased prescreening business for credit card issuers and volume growth in the telecommunications industry. Although pricing pressures continue within Credit Reporting Services, average prices for the second quarter of 1997 were virtually the same as those for the comparable period in 1996 while year-to-date average prices were down slightly from the prior year. Revenue in Risk Management Services, excluding acquisitions, increased 10% in both periods due to new business from customers outsourcing the accounts receivable management function of their business. Revenue in Mortgage Information Services was down 12% in the quarter and 30% year-to-date.

Operating income for this segment was up 11% in the quarter and 10% in the first six months due primarily to the revenue growth within Credit Reporting Services and Risk Management Services.

Payment Services
----------------

Revenue in Payment Services, which includes Card Services, Check Services and FBS Software increased 33% in the quarter and 36% in the first six months with 21 percentage points of the quarterly increase and 23 percentage points of the year-to-date increase due to the fourth quarter 1996 acquisition of CSG Card Services. Exclusive of this acquisition, Card Services revenue was up 20% in both periods with growth driven by increases in processing of both cardholder and merchant transactions. Check Services revenue was up 4% in the quarter and 6% year-to-date while FBS Software revenues were up slightly in both periods.

Operating income increased 28% in the quarter and 32% in the first six months driven by the revenue growth within Card Services. The CSG acquisition was immaterial to this segment's operating income growth in both periods.

International Operations
------------------------

International Operations revenue increased 38% in the second quarter and 27% in the first six months, with 27 percentage points of the quarterly increase and 18 percentage points of the year-to-date increase attributable to the first quarter, 1997 acquisition of the remaining 50% of DICOM S.A. in Chile and several 1996 acquisitions in Canada. Revenue in Europe increased 17% in the quarter and 13% year-to-date, while revenue in Canada increased in both periods due primarily to the 1996 acquisitions.

The increase in this segment's operating income in both periods resulted from improved performance within Europe due to the operating leverage obtained from the integration of recent acquisitions and the acquisition of the remaining 50% of DICOM.

General Information Services
----------------------------

This segment includes HISI, the lottery services subsidiary, and the healthcare information businesses which the Company divested in the fourth quarter 1996. After adjusting for the effect of the healthcare divestitures, HISI's revenue was up $2.4 million in the quarter, while year-to-date revenue was about even with the prior year. The changes in HISI's revenue resulted from the Company's recognition of $5.0 million in revenue in the first quarter of 1996 in conjunction with its $58 million subcontracting agreement with GTECH. The remaining $53 million was recorded as deferred revenue on the balance sheet and beginning in December 1996 is being recognized over a 66 month term, and resulted in $2.4 million in revenue in the second quarter 1997 and $4.8 million year-to-date.

Excluding a $10.3 million second quarter 1996 expense related to asset impairments (Note 8), operating income for this segment increased $2.6 million in the second quarter and $1.7 million year-to-date. The improvement in both periods was due to the divestiture of the healthcare information businesses.

General Corporate Expense
-------------------------

The increase in general corporate expense in both periods was due primarily to increased performance share plan expense resulting from the Company's higher share price.

Other Income, Interest Expense and Effective Income Tax Rates
-------------------------------------------------------------

The increase in other income in both periods was due to a $42.8 million gain recorded in the second quarter of 1997 related to the sale of National Decision Systems (Note 8). Second quarter 1996 other income includes an $8.2 million gain related to the sale of the Company's investment in Physician Computer Network, Inc.

The increase in interest expense in the second quarter and first six months reflects the higher levels of borrowings due to acquisitions and share repurchases.

The increase in the effective income tax rates in both periods resulted from nondeductible goodwill related to the sale of National Decision Systems.

                              FINANCIAL CONDITION

The Company's financial condition remained strong during the first six months of 1997. Net cash provided by operations decreased from $168.0 million to $93.7 million primarily due to the first quarter 1996 receipt of $58 million related to a lottery subcontract and the timing of payments between years for income taxes and certain other accrued expenses. Normal capital expenditures and dividend payments were met with these internally generated funds.

Other significant outlays in the first six months included $51.4 million of treasury stock purchases (Note 5) and $63.7 million for acquisitions (Note 7). These items were principally financed by the $81.0 million in net proceeds from the sale of a business unit (Note 8), a combination short-term and long-term debt increases totaling $20.1 million and excess cash from operations.

Capital expenditures for the remainder of 1997 are currently projected to be approximately $48 million, exclusive of acquisitions. Additional expenditures are possible as opportunities arise. In April, the Company's Board of Directors authorized an additional $100 million for future share repurchases, and at June 30, 1997, approximately $100 million remained available for future purchases.

Significant third quarter 1997 transactions with ChoicePoint related to the spinoff (Note 3) that have occurred or will occur near the distribution date include:
  .  The Company transferred $29 million of its long-term debt to ChoicePoint.
  .  The Company made a $13 million capital contribution to ChoicePoint.
  . ChoicePoint will repay the July 31, 1997 balance of its intercompany liability to the Company. The balance totaled $89.8 million at June 30, 1997.
The cash generated from these transactions will be used by the Company to reduce debt and/or increase short-term investments.

The remaining 1997 capital expenditures should be met with internally generated funds. At June 30, 1997, $474.9 million was available under the Company's $550 million revolving credit facility to fund future capital requirements, including the possible purchase of the CSC collections and credit reporting businesses (Note 6). Management feels that the Company's liquidity will remain strong in both the short-term and long-term, and that the Company has sufficient debt capacity to finance all of these requirements, if necessary.

                          PART II.  OTHER INFORMATION
                          ---------------------------



Item 4.     Submission of Matters to a Vote of Security Holders
-------     ---------------------------------------------------

(a) On April 30, 1997, the Company held its regular annual meeting of Shareholders.

(b) Below is a brief description of each matter voted upon at the annual meeting, each more fully described in that Definitive Proxy Statement, dated March 26, 1997, as filed with the Commission on March 26, 1997, along with the respective vote tabulations:

     (i) Election of five Directors to serve terms of three years: Daniel W. McGlaughlin (127,923,507 votes "for" and 797,575 votes withheld); Larry L. Prince (127,995,013 votes "for" and 726,069 votes withheld); C. B. Rogers, Jr. (128,018,097 votes "for" and 702,985 votes withheld); Derek V. Smith (127,877,853 votes "for" and 843,229 votes withheld) (resigned effective July 30, 1997, to join the Board of Directors of ChoicePoint Inc., a newly formed company comprised of the Company's former Insurance Services Group, which was spun off to shareholders on August 7, 1997); and Louis W. Sullivan, M.D. (127,984,170 votes "for" and 736,912 votes withheld). The names of each other Director whose term of office as a Director continued after this meeting are as follows: Lee A. Ault, III, Ron D. Barbaro (resigned effective July 30, 1997, to join the Board of Directors of ChoicePoint Inc.), Thomas F. Chapman, John L. Clendenin, A. W. Dahlberg, Robert P. Forrestal, L. Phillip Humann, Tinsley H. Irvin (resigned effective July 30, 1997, to join the Board of Directors of ChoicePoint Inc.), D. Raymond Riddle, and Betty L. Siegel, Ph.D.

     (ii) Approval of Appointment of Arthur Andersen LLP as independent public accountants of the Company for the year 1997 (127,536,661 votes "for"; 469,804 votes "against"; and 714,617 abstentions).

Item 5.     Other Information
-------     -----------------

Reference is made to information reported in Notes 1, 2, 3, 4, 5, 6, 7, and 8 of the Notes to Consolidated Financial Statements, included in Part I of this report.


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


                                               EQUIFAX INC.
                                               ------------
                                               (Registrant)



Date:  August 14, 1997                         /s/ D. W. McGlaughlin
                                               ----------------------------
                                               D. W. McGlaughlin, Vice Chairman
                                               and Chief Executive Officer



Date:  August 14, 1997                         /s/ P. J. Mazzilli
                                               ----------------------------
                                               P. J. Mazzilli
                                               Corporate Vice President,
                                               Treasurer and Controller