Form 10-Q
period 1997-09-30
EQUIFAX INC
filed 1997-11-14
CIK 33185

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   September 30, 1997
                                    -------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No _______
                                       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                Outstanding at September 30, 1997
           -----                ---------------------------------

Common Stock, $1.25 Par Value         150,173,436
                                ---------------------------------

                                     INDEX

                                                                  Page No.
                                                                  -------
Part I.  Financial Information

Consolidated Balance Sheets --
    September 30, 1997 and December 31, 1996                        2 - 3

Consolidated Statements of Income --
    Three Months Ended September 30, 1997 and 1996                      4

Consolidated Statements of Income --
    Nine Months Ended September 30, 1997 and 1996                       5

Consolidated Statement of Shareholders'
    Equity -- Nine Months Ended September 30, 1997                      6

Consolidated Statements of Cash Flows --
    Nine Months Ended September 30, 1997 and 1996                       7

Notes to Consolidated Financial Statements                         8 - 11

Management's Discussion and Analysis of Results of
    Operations and Financial Condition                            12 - 15


Part II.  Other Information                                       16 - 17

PART 1. FINANCIAL INFORMATION
-----------------------------

CONSOLIDATED BALANCE SHEETS

                                                                                 SEPTEMBER 30,               DECEMBER 31,
(In thousands)                                                                       1997                       1996
----------------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                  $                58,071      $             48,160
Accounts receivable                                                                        263,500                   227,540
Deferred income tax assets                                                                  23,737                    33,016
Other current assets                                                                        46,191                    36,392
                                                                           -----------------------      --------------------

 Total current assets                                                                      391,499                   345,108
                                                                           -----------------------      --------------------


PROPERTY AND EQUIPMENT:
Land, buildings and improvements                                                            24,768                    18,739
Data processing equipment and furniture                                                    191,539                   191,302
                                                                           -----------------------      --------------------

                                                                                           216,307                   210,041
Less accumulated depreciation                                                              122,848                   123,177
                                                                           -----------------------      --------------------

                                                                                            93,459                    86,864
                                                                           -----------------------      --------------------



GOODWILL                                                                                   333,646                   313,760
                                                                           -----------------------      --------------------

PURCHASED DATA FILES                                                                       101,873                    84,025
                                                                           -----------------------      --------------------

OTHER ASSETS                                                                               197,812                   181,347
                                                                           -----------------------      --------------------

NET ASSETS OF DISCONTINUED OPERATIONS                                                           --                   196,414
                                                                           -----------------------      --------------------

                                                                           $             1,118,289      $          1,207,518
                                                                           =======================      ====================

The notes on pages 8 through 11 are an integral part of these consolidated balance sheets.

CONSOLIDATED BALANCE SHEETS

                                                                                SEPTEMBER 30,          DECEMBER 31,
(In thousands, except par value)                                                    1997                   1996
-----------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt and current maturities of long-term debt                    $            21,408    $            59,563
Accounts payable                                                                        108,071                 71,801
Accrued salaries and bonuses                                                             24,693                 27,682
Income taxes payable                                                                      7,489                 18,321
Other current liabilities                                                               164,341                152,348
                                                                              ------------------     ------------------

  Total current liabilities                                                             326,002                329,715
                                                                              ------------------     ------------------

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                 273,544                304,942
                                                                              ------------------     ------------------

POSTRETIREMENT BENEFIT OBLIGATIONS                                                       24,529                 23,778
                                                                              ------------------     ------------------

LONG-TERM DEFERRED REVENUE                                                               45,737                 42,964
                                                                              ------------------     ------------------

OTHER LONG-TERM LIABILITIES                                                              88,730                 81,169
                                                                              ------------------     ------------------

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY:
Common stock, $1.25 par value; shares authorized - 300,000;  issued - 172,237 in
  1997 and 170,859 in 1996;
  outstanding - 143,620 in 1997 and 144,876 in 1996                                     215,296                213,573
Preferred stock, $0.01 par value; shares authorized -
  10,000; issued and outstanding - none in 1997 or 1996                                      --                     --
Paid-in capital                                                                         227,435                207,142
Retained earnings                                                                       394,361                396,340
Cumulative foreign currency translation adjustment                                       (9,728)                (3,913)
Treasury stock, at cost, 22,064 shares in 1997
  and 19,430 shares in 1996                                                            (403,050)              (323,625)
Stock held by employee benefits trusts, at cost,
  6,553 shares in 1997 and 1996                                                         (64,567)               (64,567)
                                                                              ------------------     ------------------

  Total shareholders' equity                                                            359,747                424,950
                                                                              ------------------     ------------------

                                                                            $         1,118,289    $         1,207,518
                                                                              ==================     ==================

The notes on pages 8 through 11 are an integral part of these consolidated balance sheets.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                             SEPTEMBER 30,
(In thousands, except per share amounts)                                            1997                      1996
-------------------------------------------------------------------------------------------------------------------------
Operating revenue                                                          $            344,086      $            302,712
                                                                           --------------------      --------------------
Costs of services                                                                       200,986                   172,252
Selling, general and administrative expenses                                             60,363                    63,160
Asset impairment (Note 8)                                                                    --                        --
                                                                           --------------------      --------------------
  Total operating expenses                                                              261,349                   235,412
                                                                           --------------------      --------------------

Operating income                                                                         82,737                    67,300
Other income, net                                                                         1,489                       754
Interest expense                                                                         (5,229)                   (4,191)
                                                                           --------------------      --------------------
Income from continuing operations before income taxes                                    78,997                    63,863
Provision for income taxes                                                               31,757                    25,322
                                                                           --------------------      --------------------
Income from continuing operations                                                        47,240                    38,541
                                                                           --------------------      --------------------

Discontinued operations:
Income from discontinued operations, net of income
  taxes of $4,872 in 1996                                                                    --                     7,263
Costs associated with effecting the spinoff, net of
  income tax benefit                                                                         --                        --
                                                                           --------------------      --------------------
Total discontinued operations                                                                --                     7,263
                                                                           --------------------      --------------------
Net income                                                                 $             47,240      $             45,804
                                                                           ====================      ====================
Weighted average common shares outstanding                                              144,226                   144,752
                                                                           ====================      ====================

Per common share:
  Income from continuing operations                                        $               0.33      $               0.27
  Income from discontinued operations                                                         -                      0.05
  Costs associated with effecting the spinoff                                                 -                        --
                                                                           --------------------      --------------------
  Net income                                                               $               0.33      $               0.32
                                                                           ====================      ====================
  Dividends                                                                $              0.088      $              0.083
                                                                           ====================      ====================

The notes on pages 8 through 11 are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
(In thousands, except per share amounts)                                               1997                     1996
-------------------------------------------------------------------------------------------------------------------------
Operating revenue                                                          $            999,114      $            890,661
                                                                           --------------------      --------------------
Costs of services                                                                       579,717                   512,566
Selling, general and administrative expenses                                            190,349                   191,650
Asset impairment (Note 8)                                                                    --                    10,313
                                                                           --------------------      --------------------
 Total operating expenses                                                               770,066                   714,529
                                                                           --------------------      --------------------
Operating income                                                                        229,048                   176,132
Other income, net                                                                        44,652                    10,166
Interest expense                                                                        (15,033)                  (11,426)
                                                                           --------------------      --------------------
Income from continuing operations before income taxes                                   258,667                   174,872
Provision for income taxes                                                              111,696                    69,337
                                                                           --------------------      --------------------
Income from continuing operations                                                       146,971                   105,535
                                                                           --------------------      --------------------

Discontinued operations:
Income from discontinued operations, net of income
  taxes of $10,179 in 1997 and $12,258 in 1996                                           14,336                    18,244
Costs associated with effecting the spinoff, net of
  income tax benefit of $2,154                                                          (12,887)                       --
                                                                           --------------------      --------------------
Total discontinued operations                                                             1,449                    18,244
                                                                           --------------------      --------------------
Net income                                                                 $            148,420      $            123,779
                                                                           ====================      ====================
Weighted average common shares outstanding                                              144,659                   145,781
                                                                           ====================      ====================

Per common share:
  Income from continuing operations                                        $               1.02      $               0.72
  Income from discontinued operations                                                      0.10                      0.13
  Costs associated with effecting the spinoff                                             (0.09)                       --
                                                                           --------------------      --------------------
  Net income                                                               $               1.03      $               0.85
                                                                           ====================      ====================
  Dividends                                                                $              0.258      $              0.248
                                                                           ====================      ====================

The notes on pages 8 through 11 are an integral part of these consolidated statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                              NINE MONTHS ENDED
(In thousands)                                                               SEPTEMBER 30, 1997
-----------------------------------------------------------------------------------------------
COMMON STOCK:
Balance at beginning of period                                             $            213,573
Shares issued under stock plans                                                           1,723
                                                                           --------------------
Balance at end of period                                                   $            215,296
                                                                           ====================

PAID-IN CAPITAL:
Balance at beginning of period                                             $            207,142
Shares issued under stock plans                                                          18,606
Other                                                                                     1,687
                                                                           --------------------
Balance at end of period                                                   $            227,435
                                                                           ====================

RETAINED EARNINGS:
Balance at beginning of period                                             $            396,340
Net income                                                                              148,420
Cash dividends paid                                                                     (38,933)
ChoicePoint spinoff dividend                                                           (111,466)
                                                                           --------------------
Balance at end of period                                                   $            394,361
                                                                           ====================

CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT:
Balance at beginning of period                                             $             (3,913)
Adjustment during period                                                                 (5,815)
                                                                           --------------------
Balance at end of period                                                   $             (9,728)
                                                                           ====================

TREASURY STOCK:
Balance at beginning of period                                             $           (323,625)
Cost of shares repurchased                                                              (79,425)
                                                                           --------------------
Balance at end of period                                                   $           (403,050)
                                                                           ====================

STOCK HELD BY EMPLOYEE BENEFITS TRUSTS:
Balance at beginning of period                                             $            (64,567)
Cost of shares reissued under stock plans                                                    --
                                                                           --------------------
Balance at end of period                                                   $            (64,567)
                                                                           ====================

The notes on pages 8 through 11 are an integral part of this consolidated statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
(In thousands)                                                                                 1997              1996
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                               $  148,420      $     123,779
  Exclude:  Income from discontinued operations                                               (14,336)           (18,244)
                   Costs associated with effecting the spinoff                                 12,887                 --
                                                                                           ----------      -------------
  Income from continuing operations                                                           146,971            105,535
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
    Depreciation and amortization                                                              56,208             50,046
    Gain from sale of business                                                                (42,798)                --
    Asset impairment write-off                                                                     --             10,313
    Gain from sale of long-term investments                                                        --             (8,232)
    Changes in assets and liabilities:
      Accounts receivable, net                                                                (38,648)            (5,631)
      Current liabilities, excluding debt                                                       7,426             46,732
      Other current assets                                                                     (7,850)             5,174
      Deferred income taxes                                                                    14,526            (24,077)
      Other long-term liabilities, excluding debt                                               4,002             50,817
      Other assets                                                                            (10,227)            (7,644)
                                                                                           ----------      -------------
  Net cash provided by operating activities of continuing operations                          129,610            223,033
                                                                                           ----------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                                         (25,387)           (34,379)
  Additions to other assets, net                                                              (28,571)           (25,430)
  Acquisitions, net of cash acquired                                                          (75,038)           (50,963)
  Proceeds from sale of business                                                               80,998                 --
  Proceeds from sale of long-term investments                                                      --             18,356
                                                                                           ----------      -------------
  Net cash used in investing activities of continuing operations                              (47,998)           (92,416)
                                                                                           ----------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings                                                                    17,330             35,449
  Net borrowings (payments) of long-term debt                                                 (89,452)            56,214
  Dividends paid                                                                              (38,933)           (37,378)
  Treasury stock purchases                                                                    (79,425)          (105,550)
  Proceeds from exercise of stock options                                                      15,583             21,421
  Other                                                                                         1,687              2,044
                                                                                           ----------      -------------
  Net cash used in financing activities of continuing operations                             (173,210)           (27,800)
                                                                                           ----------      -------------
Effect of foreign currency exchange rates on cash                                               1,361                258
Net cash provided by (used in) discontinued operations                                        100,148            (76,889)
                                                                                           ----------      -------------
Net cash provided                                                                               9,911             26,186
Cash and cash equivalents, beginning of period                                                 48,160             25,491
                                                                                           ----------      -------------
Cash and cash equivalents, end of period                                                   $   58,071      $      51,677
                                                                                           ==========      =============

The notes on pages 8 through 11 are an integral part of these consolidated statements.

                                 EQUIFAX INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 1997


1.   BASIS OF PRESENTATION:

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position of the Company as of September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996, and the cash flows for the nine months ended September 30, 1997 and 1996. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

3.   DISCONTINUED OPERATIONS:

On December 9, 1996, the Company announced its intention to split into two independent, publicly traded companies by spinning off its Insurance Services industry segment, contingent on receiving a favorable ruling from the IRS regarding the tax-free status of the dividend for U.S. shareholders. In July 1997 the Company received the favorable IRS ruling and on August 7, 1997, completed the spinoff of its Insurance Services industry segment. The spinoff was accomplished by the Company's contribution of the business units that comprised the Insurance Services segment into one wholly owned subsidiary, ChoicePoint Inc. All of the common stock of ChoicePoint was then distributed to Equifax shareholders as a dividend, with one share of ChoicePoint common stock distributed for each ten shares of Equifax common stock held.

As a result of the spinoff, the Company's September 30, 1997 financial statements have been prepared with the Insurance Services segment results of operations and cash flows isolated and shown as "discontinued operations". All historical financial statements presented have been restated to conform to this presentation, with the historical assets and liabilities of that segment isolated on the balance sheet as "Net assets of discontinued operations". During the second quarter, 1997, the Company recorded an expense of $15,041,000 to reflect the net costs associated with effecting the spinoff ($12,887,000 after tax, or $.09 per share). These costs include duplicate software licenses, severance, legal and investment banker fees, and other related costs, partially offset by a $17.1 million curtailment gain related to the U.S. retirement plan caused by the spinoff and a $4.5 million credit representing the estimated pretax earnings of ChoicePoint for July.

Summarized financial information for the discontinued operation is as follows:

                                             Three Months Ended Months               Nine Months Ended
                                                   September 30,                       September 30,
                                             -------------------------          ---------------------------
(In thousands)                                 1997             1996               1997             1996
--------------                                 ----             ----               ----             ----
Revenue                                       $    -          $151,593           $341,028         $432,306
Income before income taxes                         -            12,135             24,515           30,502
Net income                                         -             7,263             14,336           18,244

                                                                                                December 31,
(In thousands)                                                                                      1996
--------------                                                                                  ------------
Current assets                                                                                    $ 91,931
Total assets                                                                                       301,824
Current liabilities                                                                                 44,965
Total liabilities                                                                                  105,410
Net assets of discontinued operations                                                              196,414

The results of operation of ChoicePoint in the table above includes their operations only through June 30, 1997. ChoicePoint's results after June 30, 1997 through the spinoff date (July 31, 1997 for accounting purposes) are included with "Costs associated with effecting the spinoff" in the accompanying consolidated statements of income. These July results totaled $4.5 million of income before income taxes and $2.6 million of net income.

The net assets of discontinued operations include the Company's intercompany receivable from ChoicePoint, which totaled $84.0 million at December 31, 1996. The balance of this intercompany receivable was $85.6 million at July 31, 1997, and was repaid to the Company by ChoicePoint in August 1997. Other significant spinoff related transactions occurring near the date of the spinoff included ChoicePoint's assumption of $29.0 million of the Company's long-term debt and a $13.0 million capital contribution made by the Company to ChoicePoint. These transactions have been included in the $100.1 million balance of "Net cash provided by discontinued operations" in the accompanying consolidated statements of cash flows.

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

5.   SHAREHOLDERS' EQUITY:

Treasury Stock. During the first nine months of 1997, the Company repurchased approximately 2,633,000 of its common shares through open market transactions at an aggregate cost of $79,425,000. In April and October, 1997, the Company's Board of Directors authorized an additional $100 million and $200 million, respectively, for future share repurchases. Including the Board's October authorization, as of September 30, 1997, approximately $272 million remained available for future purchases.

6. AGREEMENT WITH COMPUTER SCIENCES CORPORATION:

The Company has an agreement with Computer Sciences Corporation (CSC) under which CSC-owned credit bureaus and certain CSC affiliate bureaus utilize the Company's credit database service. CSC and these affiliates retain ownership of their respective credit files and the revenues generated by their credit reporting activity. The Company receives a processing fee for maintaining the database and for each report supplied. The agreement expires in 1998, is renewable at the option of CSC for successive ten-year periods, and provides CSC with an option to sell its collection and credit reporting businesses to the Company. The option is currently exercisable and expires in 2013. In the event CSC does not exercise its option to sell and does not renew the agreement, or if there is a change in control of CSC, the Company has the option to purchase CSC's collection and credit reporting businesses. The option price is determined, for all purposes, in accordance with the following schedule: on or before July 31,1998, at the price determined by certain financial formulas; and after July 31, 1998, at appraised value. The Company currently estimates the option price determined by the financial formulas to be approximately $400 million. In its annual report for the fiscal year ended March 28, 1997, CSC stated that the option price "approximated $538 million at March 28, 1997." The Company periodically evaluates the estimated fair value of the CSC collection and credit reporting businesses using estimates of their discounted cash flows. Based on this analysis, at September 30, 1997, the fair value of these businesses is not less than their potential purchase price.

7.   ACQUISITIONS:

During the first nine months of 1997, the Company acquired two risk management services businesses and the credit files of thirteen credit bureaus located in the United States, and also acquired the remaining 50% interest in DICOM S.A. in Chile. These business and credit file acquisitions were accounted for as purchases and had an aggregate purchase price of $86,926,000, with $56.6 million allocated to goodwill, $27.9 million allocated to purchased data files, and $14.9 million allocated to other assets (primarily software). These allocations included $25.2 million reallocated from other assets related to the Company's first 50% equity investment in DICOM S.A. Their results of operations have been included in the consolidated statement of income from their respective dates of purchase and were not material to the results of operation of the Company.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OF RESULTS OF OPERATIONS AND


Results of Operations - (third quarter and first nine months of 1997 compared to the third quarter and first nine months of 1996)

On August 7, 1997, the Company completed the spinoff of its Insurance Services industry segment, "ChoicePoint" (Note 3). Accordingly, the results of operations information presented below reflect only the continuing operations of the Company.

Revenue for the third quarter and first nine months increased 14% and 12% respectively over the comparable periods of 1996. Excluding the effects of divestitures (Note 8), revenue increased 23% in the third quarter with about 13 percentage points attributable to acquisitions and increased 20% in the first nine months with about 12 percentage points due to acquisitions. Excluding a $10.3 million asset impairment in the second quarter, 1996 (Note 8), operating income grew 23% for both the quarter and year-to-date due primarily to revenue growth in higher margin businesses, improvement in the International Operations segment, and the fourth quarter, 1996 divestiture of healthcare information businesses.

Third quarter income from continuing operations increased 23% from $38.5 million to $47.2 million, and income from continuing operations per share increased 22% from $0.27 to $0.33. For the first nine months, excluding the gain from the sale of a business (Note 8), income from continuing operations and income from continuing operations per share increased 22% and 24% respectively over the prior year.

Operating revenue and operating income from continuing operations by industry segment for the third quarter and first nine months of 1997 and 1996 are as follows (in thousands):

                                                            Third Quarter                                   Nine Months
                                               -------------------------------------          -------------------------------------
Operating Revenue:                                   1997                  1996                     1997                  1996
------------------                                  -----                  ----                     ----                  ----
       Credit Services                             $153,394              $145,394                 $456,135              $431,957
       Payment Services                             108,612                84,732                  312,951               235,582
       International Operations                      79,671                58,992                  222,802               171,434
       General Information Services                   2,409                13,594                    7,226                51,688
                                                   --------              --------                 --------              --------
                                                   $344,086              $302,712                 $999,114              $890,661
                                                   ========              ========                 ========              ========


Operating Income (Loss):
------------------------
       Credit Services                              $58,484               $52,145                 $167,396              $150,972
       Payment Services                              18,223                16,051                   52,782                42,280
       International Operations                      13,141                10,764                   32,597                22,677
       General Information Services                   2,217                (2,472)                   6,651               (10,089)
                                                    -------               -------                 --------              --------
       Operating Contribution                        92,065                76,488                  259,426               205,840
       General Corporate Expense                     (9,328)               (9,188)                 (30,378)              (29,708)
                                                    -------               -------                 --------              --------
                                                    $82,737               $67,300                 $229,048              $176,132
                                                    =======               =======                 ========              ========

The following discussion analyzes operating results by industry segment, general corporate expense, and consolidated other income, interest expense and effective income tax rates.

Credit Services
---------------

Revenue in Credit Services, which includes Credit Reporting Services, Mortgage Information Services, Risk Management Services and, through May 1997, National Decision Systems (Note 8) increased 6% in both periods. After adjusting for the effect of the sale of National Decision Systems, revenue was up 12% in the third quarter and 8% year-to-date with approximately three percentage points of the third quarter and two percentages points of the year-to-date increases attributable to acquisitions. Credit Reporting Services revenue increased 9% in the quarter and 8% year-to-date primarily due to increased prescreening business for credit card issuers and volume growth in the banking and telecommunications industries. Although pricing pressures are expected to continue within Credit Reporting Services, average prices for the third quarter of 1997 were up slightly over those for the comparable period in 1996 while year-to-date average prices were virtually the same as the prior year. Revenue in Risk Management Services, excluding acquisitions, increased 18% in the quarter and 12% year-to-date due to new business from customers outsourcing the accounts receivable management function of their business. Revenue in Mortgage Information Services was up 16% in the quarter while year-to-date revenue was down 18% from the prior year.

Operating income for this segment was up 12% in the quarter and 11% in the first nine months due primarily to the revenue growth within Credit Reporting Services and Risk Management Services.

Payment Services
----------------

Revenue in Payment Services, which includes Card Services, Check Services and FBS Software increased 28% in the quarter and 33% in the first nine months with 19 percentage points of the quarterly increase and 21 percentage points of the year-to-date increase due to the fourth quarter 1996 acquisition of CSG Card Services. Exclusive of this acquisition, Card Services revenue was up 22% in the quarter and 21% year-to-date, with growth driven by increases in processing of both cardholder and merchant transactions. Check Services revenue was up 3% in the quarter and 5% year-to-date while FBS Software revenues were down in both periods due to lower license and consulting revenues.

Operating income increased 14% in the quarter and 25% in the first nine months driven by the revenue growth within Card Services, partially offset by the impact of lower FBS revenues. The CSG acquisition was immaterial to this segment's operating income growth in both periods.

International Operations
------------------------

International Operations revenue increased 35% in the third quarter and 30% in the first nine months, with 25 percentage points of the quarterly increase and 21 percentage points of the year-to-date increase attributable to the first quarter, 1997 acquisition of the remaining 50% of DICOM S.A. in Chile and several 1996 acquisitions in Canada. Revenue in Europe increased 15% in the quarter and 14% year-to-date, while revenue in Canada increased in both periods due primarily to the 1996 acquisitions.

The increase in this segment's operating income in both periods resulted from improved performance within Europe due to the operating leverage obtained from the integration of recent acquisitions and the acquisition of the remaining 50% of DICOM.

General Information Services
----------------------------

This segment includes HISI, the lottery services subsidiary, and the healthcare information businesses which the Company divested in the fourth quarter 1996. After adjusting for the effect of the healthcare divestitures, HISI's revenue was up $2.4 million in the quarter, and $2.2 million year-to-date. The changes in HISI's revenue resulted from the Company's recognition of $5.0 million in revenue in the first quarter of 1996 in conjunction with its $58 million subcontracting agreement with GTECH. The remaining $53 million was recorded as deferred revenue on the balance sheet and beginning in December 1996 is being recognized over a 66 month term, and resulted in $2.4 million in revenue in the third quarter 1997 and $7.2 million year-to-date.

Excluding a $10.3 million second quarter 1996 expense related to asset impairments (Note 8), operating income for this segment increased $4.7 million in the third quarter and $6.4 million year-to-date. The improvement in both periods was due to the divestiture of the healthcare information businesses and the higher third quarter revenue in HISI.

General Corporate Expense
-------------------------

General corporate expense increased $.1 million in the third quarter and $.7 million year-to-date. The year-to-date increase was due primarily to increased performance share plan expense resulting from the Company's higher share price.

Other Income, Interest Expense and Effective Income Tax Rates
-------------------------------------------------------------

The increase in other income in the first nine months was due to a $42.8 million gain recorded in the second quarter of 1997 related to the sale of National Decision Systems (Note 8). First nine months 1996 other income includes an $8.2 million gain related to the second quarter sale of the Company's investment in Physician Computer Network, Inc.

The increase in interest expense in the third quarter and first nine months reflects the higher levels of borrowings due to acquisitions and share repurchases.

The increase in the effective income tax rate in the first nine months resulted primarily from nondeductible goodwill related to the second quarter, 1997 sale of National Decision Systems.

                              FINANCIAL CONDITION

The Company's financial condition remained strong during the first nine months of 1997. Net cash provided by operations decreased from $223.0 million to $129.6 million primarily due to the first quarter 1996 receipt of $58 million related to a lottery subcontract and the timing of payments between years for income taxes and certain other accrued expenses. Normal capital expenditures and dividend payments were met with these internally generated funds.

Other significant outlays in the first nine months included $79.4 million of treasury stock purchases (Note 5) and $75.0 million for acquisitions (Note 7). These items were principally financed by the $81.0 million in net proceeds from the sale of a business unit (Note 8), a $17.3 million increase in short-term debt, and excess cash from operations. Significant third quarter 1997 transactions with ChoicePoint related to the spinoff (Note 3) included:

 . The Company transferred $29 million of its long-term debt to ChoicePoint. . The Company made a $13 million capital contribution to ChoicePoint.
 . ChoicePoint repaid its July 31, 1997 intercompany liability to the Company totaling $85.6 million.
The $101.6 million of net cash generated from these transactions was used primarily for $89.5 million in repayments of long-term debt. Also during 1997, the Company converted approximately $55 million of short-term pound sterling denominated notes into long-term debt.

Capital expenditures for the remainder of 1997 are currently projected to be approximately $34 million, exclusive of acquisitions. Additional expenditures are possible as opportunities arise. In April, the Company's Board of Directors authorized an additional $100 million for future share repurchases, and in October 1997 authorized an additional $200 million. Including the October authorization, at September 30, 1997, approximately $272 million remained available for future purchases.

The remaining 1997 capital expenditures should be met with internally generated funds. At September 30, 1997, the entire balance of the Company's $550 million revolving credit facility was available to fund future capital requirements, including the possible purchase of the CSC collections and credit reporting businesses (Note 6). Management feels that the Company's liquidity will remain strong in both the short-term and long-term, and that the Company has sufficient debt capacity to finance all of these requirements, if necessary.

                          PART II.  OTHER INFORMATION
                          ---------------------------


Item 5.     Other Information
-------     -----------------


Reference is made to information reported in the Notes 1, 2, 3, 4, 5, 6, 7, 8 and 9 to Consolidated Financial Statements, included in Part I of this report.


Item 6.     Exhibits and Reports on Form 8-K
-------     --------------------------------

(b)  Reports on Form 8-K

     Registrant filed three reports on Form 8-K during the quarter for which this report is filed.

     A report on Form 8-K, dated July 17, 1997, and filed July 18, 1997, announced the Company's plan to spin off its insurance related business.

     A report on Form 8-K, dated July 31, 1997, and filed August 1, 1997, announcing the spin-off of the Company's Insurance Services Group on August 7, 1997, through a special dividend of all shares of common stock of Choice Point, Inc., a wholly-owned subsidiary, to Company shareholders of record on July 24, 1997. Financial Statements filed with this report include Company pro forma consolidated financial data and restated historical consolidated statements of income, including (i) unaudited pro forma consolidated statements of income for the quarter ended March 31, 1997 and the year ended December 31, 1996, (ii) unaudited pro forma consolidated balance sheet as of March 31, 1997, (iii) Notes to unaudited pro forma consolidated financial data, and (iv) unaudited restated historical consolidated statements of income for years ended December 31, 1996, 1995, 1994, 1993 and 1992, and for the three month periods ended March 31, 1997, March 31, 1996, June 30, 1996, September 30, 1996, and December 31, 1996.

      A report on Form 8-K, dated August 7, 1997, and filed August 13, 1997, announced the successful completion of the spin off of Choice Point, Inc. to Company shareholders on August 7, 1997. This report contained the financial statements listed above which were incorporated by reference.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         EQUIFAX INC.
                                         ------------
                                         (Registrant)


Date:  November 14, 1997                 /s/Thomas F. Chapman
                                         ----------------------------
                                         Thomas F. Chapman
                                         President and
                                         Chief Operating Officer


Date:  November 14, 1997                 /s/P. J. Mazzilli
                                         ----------------------------
                                         P. J. Mazzilli
                                         Corporate Vice President,
                                         Treasurer and Controller