Form 10-K405
period 1997-12-31
EQUIFAX INC
filed 1998-03-31
CIK 33185

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended 12-31-97 or
[  ]    Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from
                                                           ----------------
        to
           -------------------------


Commission file number       1-6605
                       -----------------------------------------------------

                               EQUIFAX INC.
----------------------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

                GEORGIA                              58-0401110
-------------------------------------   --------------------------------------
 (State of other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

1600 Peachtree St., N.W., Atlanta, GA                   30309
--------------------------------------   -------------------------------------
(Address of principal executive offices)              (Zip Code)

(Registrant's telephone number, including area code) (404) 885-8000
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:
      Title of each class            Name of each exchange on which registered

           Common Stock
         ($1.25 Par Value)                  New York Stock Exchange
         -----------------                  -----------------------

Securities registered pursuant to Section 12(g) of the Act:

                                     None
                                     ----
                                (Title of class)

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

AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, COMPUTED BY REFERENCE TO THE CLOSING SALES PRICE ON THE NEW YORK STOCK EXCHANGE ON MARCH 20, 1998: $5,433,254,437.

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

               Class                       Outstanding at March 20, 1998
               -----                       -----------------------------
    COMMON STOCK, $1.25 PAR VALUE                     147,858,905
    -----------------------------                    ---------------

                      DOCUMENTS INCORPORATED BY REFERENCE

THE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON APRIL 29, 1998, IS INCORPORATED BY REFERENCE, TO THE EXTENT INDICATED UNDER ITEMS 10, 11, 12, AND 13, INTO PART III OF THIS FORM 10-K.

                                    PART I


ITEM 1. BUSINESS
------- --------

Equifax Inc. is a holding company which conducts its business operations through subsidiary companies. The Company's business areas are divided into separate groups and are conducted on a "profit center" basis with self-contained functional integrity, although Equifax Inc. continues to supply centralized overall financial, legal, public relations, tax and similar services.

The Company was founded as a credit reporting agency under the name "Retail Credit Company" in Atlanta, Georgia, in 1899. Over the next several years, the Company established itself in the area of investigation of applicants for insurance. The business grew, and by 1920, the Company had numerous branch offices throughout the United States and Canada. Since that time, the Company has continued to expand on its domestic and international basis and diversify by means of internal development and strategic acquisitions. In late 1975, the Company changed its name from "Retail Credit Company" to "Equifax Inc." In mid-1997, the Company divested its insurance services operations which was
accomplished through the spinoff of a subsidiary company to shareholders.   The
specific products and services presently offered by the Company are described below under the respective Company segment headings.

Since January 1993, the Company has had an open market share repurchase program. During 1997, the Company repurchased 4,143,000 shares at a cost of $129.1 million.

In February 1997, the Company acquired two companies, HLS Financial Group and Foothills Collection Services, risk management companies offering collections services to the healthcare industry.

In March 1997, the Company acquired the remaining fifty percent interest in DICOM S.A., a provider of consumer and commercial information in Chile.

The Company sold its National Decision Systems business unit (part of the North American Information Services segment) in the second quarter of 1997.

In August 1997, the Company spun off of its Insurance Services segment to shareholders.

Through a joint venture with Asociacion Nacional de Entidades de Financiacion (ASNEF), the Company in July 1997 acquired Group Incresa S.A., a Spanish commercial information services company.

In November 1997, the Company entered into a joint venture with Transaction Technologies Limited, to provide credit card processing services to commercial banks in India. The Company owns fifty percent in this new venture.

In December 1997, the Company contracted to purchase an additional 1/3 of Organizacion Veraz S.A., increasing the Company's ownership interest to 66 2/3%. This transaction was completed in February 1998. Veraz is the largest provider of financial information in Argentina.

Also, in December 1997, the Company acquired Goldleaf Technologies, Inc., an electronic banking software company located in Hahira, Georgia.

The Company also acquired sixteen credit bureaus during 1997.

Reference is made to acquisitions and investments in unconsolidated affiliates reported in Note 4 and industry segment information reported in Note 14 of the Notes to Consolidated Financial Statements, included as Exhibit 13.3 in Part IV,
Item 14 of this report, which are hereby incorporated by reference.

A description of the Company's products or services by industry segment follows:


North American Information Services Segment
-------------------------------------------

This segment includes Equifax Credit Information Services, Inc. and its wholly-owned subsidiaries Credit Northwest Corporation; Market Knowledge, Incorporated; Equifax-Rochester, Inc.; Acrofax Inc.; Equifax Canada Inc. and its wholly-owned subsidiaries Equifax Canada (AFX) Inc. and Telecredit Canada, Inc.

The Company's principal classes of service for this segment are informational services for consumer credit reporting purposes and risk management services. Customers include banks, financial institutions, retailers, utilities and telecommunications companies, petroleum companies, travel and entertainment card companies, auto finance and leasing firms, automobile dealers and rental companies, hotels and motels, educational institutions, mortgage lenders, hospitals and healthcare administrative companies. Informational services for consumer credit reporting purposes accounted for 40% of the Company's 1997 total revenue, as compared with 41% in 1996 and 41% in 1995. Risk management services accounted for 10% of the Company's 1997 total revenue, as compared with 10% in 1996 and 9% in 1995.

Businesses in this segment primarily furnish consumer credit reporting information and decision support and credit management services designed to meet specific customer needs. These services include consumer credit reporting information, credit marketing services, risk management, locate services, fraud detection and prevention services and mortgage loan origination information. Distribution of information to customers is made primarily through electronic data interfaces.

In the U.S., the Company's consumer credit services operations, including non-owned affiliate bureaus, compete with two similar automated credit reporting companies -- Experian Corporation and Trans Union Corporation.

In Canada, financial services include consumer and business credit information, risk management and check warranty services. Equifax Canada Inc. is the leading provider of both consumer and commercial credit information.


Payment Services Segment
------------------------

This segment includes Equifax Payment Services, Inc. and its wholly-owned subsidiaries Equifax Check Services, Inc.; Equifax Card Services, Inc.; Equifax Card Services (Madison), Inc.; Credit Union Card Services, Inc.; Light Signatures, Inc.; Financial Insurance Marketing Group, Inc.; First Bankcard Systems, Inc.; Equifax India Private Ltd.; Equifax Mauritius Private Limited; and Tecnicob, S.A.

The Company's principal classes of service for this segment are card services and check services. Card Services include bank and debit card transaction processing; cardholder support; marketing services; portfolio management and analysis; facilities management; merchant processing; credit marketing; and risk
management.   This class of service accounted for 21% of the Company's 1997 total operating revenue, as compared with 16% in 1996 and 13% in 1995. Check services, which includes check warranty and verification services; check management systems; on-line point of sale credit prescreening; customer service; risk consulting; data exchanges; point-of-sale credit and marketing solutions; and retail collections. Check Services accounted for 11% of the Company's 1997 total operating revenue, as compared with 12% in 1996 and 13% in 1995. First Bankcard Systems offers software services for card issuing, merchant processing and collections processing. Card Services customers include banks, credit unions and savings institutions. Card software product customers are diverse and include some of the world's largest financial institutions. Check Services customers include national and regional retail chains, hotels and motels, automobile dealers and rental car companies and other retailers.

Companies in this segment are leading providers of their products and services in the United States although competition is considerable.

Business in this segment is seasonal to some extent. The volume of check payment services and credit and debit card processing is highest during the holiday shopping season and during other periods of increased consumer spending.


Equifax Europe Segment
----------------------

This segment includes Equifax Europe (U.K.) Ltd.; Equifax Europe Ltd., UAPT-Infolink plc; The Infocheck Group Ltd.; Transax plc.; Precision Marketing Information Ltd. (49% owned); The Equifax Database Company Ltd.; Transax Australia plc and Transax SNC. Also included in this segment are ASNEF-Equifax, Servicios de Information de Credito, S.L. (49% owned).

The Company's principal class of service is providing consumer and commercial information and consumer marketing lists in the United Kingdom.

The businesses in this segment primarily provide consumer and commercial credit services, but also provide other financial services, including credit application processing, credit scoring, check warranty and payment services, auto lien and other information, marketing services, modeling, and analytic and risk management services.

Customers include banks, financial institutions, retailers, automobile manufacturers, utilities and telecommunications companies, auto finance and leasing firms, automobile dealers and rental companies and mortgage lenders. Throughout the United Kingdom, Equifax also supports small- and medium-size businesses operating in a variety of diverse markets. Consumers are supported by direct services from Equifax in Europe.

Equifax Europe has operations in the United Kingdom, Spain, Portugal, Ireland, France, Australia and New Zealand. In the United Kingdom, Equifax has the largest share of the consumer and business credit information market, while Transax is the check warranty market share leader.

Latin America Segment
---------------------

This segment includes Equifax South America, Inc.; Equifax de Chile, S.A.; Equifax de Mexico Sociedad de Informacion Crediticia, S.A.; Credinformacoes, Informacoes de Credito, LDA; DICOM S.A.; and Organizacion Veraz S.A. (66 2/3%).

This segment is comprised of two main companies: DICOM in Chile and Veraz in Argentina. The principal class of service for this segment is consumer and commercial credit information services. In addition to consumer credit services, DICOM provides import/export data, legal trademark, stock market and other consumer information while Veraz provides consumer and commercial credit information. Customers include retailers, banks, utilities, telecommunications companies, manufacturers and individual consumers.

Veraz is the leading consumer and commercial credit information provider in Argentina, while DICOM is the leading provider in Chile. Equifax Latin America also has operations in Peru, Colombia, El Salvador and Mexico.


Other Segment
-------------

This segment includes High Integrity Systems, Inc. and health information services, which was divested in the fourth quarter of 1996.

The Company's single class of service for this segment is lottery services. In 1996, the Company subcontracted many of its lottery obligations to GTECH Corporation, and as a result, these operations are not material to a general understanding of the Company's business. The Company is no longer in the lottery business. Reference is made to Note 6 of the Notes to Consolidated Financial Statements, included in Part II, Item 3 of this report, for a more detailed discussion.

================================================================================

The principal methods of competition for the Company are price, scope, speed and ease of service and quality of the information furnished.

None of the Company's segments is dependent on any single customer, and the Company's largest customer provides less than 10% of the Company's total revenues.

The Company had approximately 10,000 employees, as of December 31, 1997.


ITEM 2. PROPERTIES
------- ----------

The Company is in a service industry and does not own any mines, extractive properties or manufacturing plants. Consequently, an understanding of the Company's property holdings is not deemed to be material to an understanding to the Company's business taken as a whole.

The Company owns a total of two office buildings, one of which is located in Wexford, Ireland and one in Salisbury, England. The Company owns approximately 46 acres in Windward Office Park located in Alpharetta, Georgia adjacent to office space currently under lease by the Company.

The Company ordinarily leases office space of the general commercial type for conducting its business and is obligated under approximately 211 leases and other rental arrangements for its headquarters and field locations. The Company's operating leases involve principally office space and office equipment. Rental expense relating to these leases was $36,243,000 in 1995, $39,443,000 in 1996 and $38,779,000 in 1997.

In the fourth quarter of 1997, the Company announced its intention to relocate to a new headquarters building to be constructed in Atlanta, Georgia. The Company will occupy the entire building which will be leased through a "synthetic lease" with financing provided by SunTrust Bank, Atlanta. Construction is to begin Spring 1998 with completion scheduled for early Fall 1999. The Company plans to relocate in the Fall of 1999 for the 100th anniversary of its founding. The Company will continue to lease a portion of its current headquarters building after relocation which will be occupied by field staff relocated from various other locations.

Future minimum payment obligations for noncancelable operating leases exceeding one year are as follows as of December 31, 1997:

(In thousands)     Amount
----------------  --------
1998              $ 25,927
1999                23,353
2000                20,674
2001                18,402
2002                15,213
Thereafter         132,789
                  --------
                  $236,358
                  ========


ITEM 3. LEGAL PROCEEDINGS
------- -----------------

Reference is made to Note 11 of the Notes to Consolidated Financial Statements, included in Part IV, Item 14 of this report, which is hereby incorporated by reference.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

The Company's executive officers, as of March 20, 1998, are listed below, with certain information relating to each of them:

                                                                                        Executive
                 Name and Position                                                       Officer
                    With Company                                               Age        Since
                  -----------------                                            ---      ---------
Thomas F. Chapman, President and Chief Executive Officer*                        54       1991

James J. Allhusen, Executive Vice President & Group Executive                    49       1998

Lee A. Kennedy, Executive Vice President & Group Executive                       47       1997

John T. Chandler, Corporate Vice President                                       50       1995

C. Richard Crutchfield, Corporate Vice President and                             47       1997
Chief Technology Officer

Philip J. Mazzilli, Corporate Vice President, Treasurer & Controller             57       1995

David A. Post, Corporate Vice President & Chief Financial Officer                45       1996

Bruce S. Richards, Corporate Vice President & General Counsel                    43       1996

Marietta Edmunds Zakas, Corporate Vice President and Secretary                   39       1995

*Also serves as a Director

There are no family relationships among the officers of the Company, nor are there any arrangements or understandings between any of the officers and any other persons pursuant to which they were selected as officers. The Board of Directors may elect an officer or officers at any meeting of the Board. Each elected officer is selected to serve until their successors have been elected and duly qualified subject to earlier termination in accordance with the By-laws. Election of officers occurs each year at the Board of Directors meeting held in conjunction with the Annual Meeting of the Shareholders.

Mr. Chapman, elected in January 1998, serves as President and Chief Executive Officer of the Company. Prior to this election, Mr. Chapman served as President and Chief Operating Officer of the Company. Before that, he was Executive Vice President and Group Executive of the Company's former Financial Services Group. He has served as an officer of the Company for at least five years.

Mr. Allhusen, elected in January 1998, serves as Executive Vice President and Group Executive of the Company. Prior to this election, Mr. Allhusen served as Executive Vice President of Advanta Corporation, a bankcard issuer, since 1995. Before that, he served as General Manager with Standard Chartered Bank in Hong Kong from 1990 until 1995.

Mr. Kennedy, elected in October 1997, serves as Executive Vice President and Group Executive of the Company. Prior to this election, Mr. Kennedy served as Group Executive of the Company's Payment Services Group since 1995. From 1990 to 1995, he served as Senior Vice President and General Manager of the Company's Card Services Division.

Mr. Chandler, elected in October 1995, serves as Corporate Vice President of the Company. Prior to this election, Mr. Chandler served as Vice President-Compensation and Benefits Administration upon joining the Company in 1991.

Mr. Crutchfield, elected in October 1997, serves as Corporate Vice President and Chief Technology Officer of the Company. Prior to this election, Mr. Crutchfield served as Senior Vice President and Chief Information Officer since April 1997. Previously, he served as Chief Technology Officer for the Company's Financial Services Group for more than five years.

Mr. Mazzilli, elected in October 1996, serves as Corporate Vice President, Treasurer and Controller of the Company. Prior to this election, Mr. Mazzilli served as Corporate Vice President and Controller since October 1995. Before that, he served as Vice President and Controller of the Company since 1992.

Mr. Post, elected in October 1996, serves as Corporate Vice President and Chief Financial Officer of the Company. Prior to this election, Mr. Post served as Senior Vice President and Group Chief Financial Officer of the Company's Financial Services Group since joining the Company in February 1992.

Mr. Richards, elected in October 1996, serves as Corporate Vice President and General Counsel of the Company. Prior to this election, Mr. Richards served as Senior Vice President and Group Counsel of the Company's Financial Services Group since 1991.

Ms. Zakas, elected in October 1996, serves as Corporate Vice President and Secretary of the Company. Prior to this election, Ms. Zakas served as Corporate Vice President and Treasurer for the period January 1996 through October 1996 and as Corporate Vice President-Investor Relations for the period October 1995 through January 1996. Prior to that, she served as Vice President and Director of Investor Relations of the Company since September 1993. Prior to that, she served at Holiday Inn Worldwide as Director-Strategic Planning and Analysis from 1992-1993 and as Director-Project Finance from 1991-1992. Before that, she was a Vice President in the Capital Market Services Group of Morgan Stanley and Co.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
------- -----------------------------------------------------
        STOCKHOLDER MATTERS
        -------------------

The Company's common stock is listed and traded on the New York Stock Exchange, which is the principal market on which the stock is traded.

DIVIDENDS PER SHARE

Quarter                  1991    1992    1993    1994    1995    1996    1997
---------------------  ------  ------  ------  ------  ------  ------  ------
First                  $0.065  $0.065  $0.070  $0.070  $0.078  $0.083  $0.083
Second                  0.065   0.065   0.070   0.078   0.078   0.083   0.088
Third                   0.065   0.065   0.070   0.078   0.078   0.083   0.088
Fourth                  0.065   0.065   0.070   0.078   0.083   0.083   0.088
---------------------  ------  ------  ------  ------  ------  ------  ------
Annual                 $0.260  $0.260  $0.280  $0.303  $0.315  $0.330  $0.345
---------------------  ------  ------  ------  ------  ------  ------  ------

STOCK PRICES

------------------------------------------------------------------------------------------------
(In Dollars)             1993            1994           1995            1996            1997
------------------------------------------------------------------------------------------------
                    High     Low    High     Low    High     Low    High     Low    High     Low
First Quarter     10.016   8.563  12.250   9.797  15.219  11.297  20.141  15.891  30.094  23.938
Second Quarter     9.391   7.781  13.594  10.344  15.656  13.703  24.844  17.563  33.281  23.719
Third Quarter     11.688   8.844  13.531  11.969  18.844  14.594  24.500  21.594  33.000  27.750
Fourth Quarter    12.250  10.234  13.813  10.734  19.469  16.109  30.875  23.719  36.438  28.625
------------------------------------------------------------------------------------------------
Year              12.250   7.781  13.813   9.797  19.469  11.297  30.875  15.891  36.438  23.719

As of March 20, 1998, there were approximately 11,851 holders of record of the Company's common stock.

In October 1997, the Company, relying on Section 4(2) of the '33 Securities Act, issued 266,374 shares of unregistered common stock, as partial consideration for the purchase of Goldleaf Technologies, Inc. A registration statement on Form S-3 covering these shares was filed with the Securities and Exchange Commission on December 22, 1997, and became effective December 30, 1997 (File No. 333-42955).


ITEM 6. SELECTED FINANCIAL DATA
------- ------------------------

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------- -------------------------------------------------
        ACCOUNTING AND FINANCIAL DISCLOSURE
        -----------------------------------

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1998, contains, on pages 2 through 5 thereof, information relating to the Company's Directors and persons nominated to become Directors, which is incorporated hereby by reference.


ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1998, contains, on pages 13 through 17 thereof, information relating to Executive Officer compensation, which is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
--------  -----------------------------------------------
          AND MANAGEMENT
          --------------

The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1998, contains on page 8 information relating to security ownership of certain beneficial owners and management, which is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1998, contains, on pages 9 and 10 thereof, information relating to certain relationships and related transactions, which is incorporated herein by reference.

                                    PART IV.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
--------  ---------------------------------------------------
          ON FORM 8-K
          -----------

The following documents are filed as part of this report:

     (A)1.  FINANCIAL STATEMENTS

            . Consolidated Balance Sheets - December 31, 1997 and 1996

            . Consolidated Statements of Income for the Years Ended December 31,
              1997, 1996 and 1995

            . Consolidated Statements of Shareholders' Equity for the Years
              Ended December 31, 1997, 1996 and 1995

            . Consolidated Statements of Cash Flows for the Years Ended December
              31, 1997, 1996 and 1995

            . Notes to Consolidated Financial Statements

     (A)2. FINANCIAL STATEMENT SCHEDULES

            All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

     (A)3.  EXHIBITS

            A list of exhibits included as part of this Annual Report is set forth in the Exhibit Index appearing elsewhere herein and is incorporated herein by reference.

           . Compensation of Directors - The Company's by-laws, which are filed as an exhibit to this Form 10-K Annual Report, describe on page 7 thereof, under Article Two, "Compensation of Directors," the fees paid to Directors of the Company. This information is hereby incorporated by reference.

           . Life Insurance - Messrs. C. B. Rogers, Jr. owns a personal life insurance policy in the face amount of $1,000,000. The Company pays the annual premiums on these policies.

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

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of the year ended December 31, 1997.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              EQUIFAX INC.


Date  March 31, 1998          By  /s/ Marietta Edmunds Zakas
                                 --------------------------------
                                 Marietta Edmunds Zakas,
                                 Corporate Vice President
                                 and Secretary


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date  March 31, 1998           /s/ C.B. Rogers, Jr.
                              -----------------------------------------
                              C. B. Rogers, Jr., Chairman of the Board


Date  March 31, 1998           /s/ Thomas F. Chapman
                              -----------------------------------------
                              Thomas F. Chapman, President and
                              Chief Executive Officer


Date  March 31, 1998           /s/ Philip J. Mazzilli
                              -----------------------------------------
                              Philip J. Mazzilli, Corporate Vice
                              President, Treasurer and Controller
                              (Principal Accounting Officer)


Date  March 31, 1998           /s/ Lee A. Ault
                              -----------------------------------------
                              Lee A. Ault, III, Director


Date  March 16, 1998           /s/ John L. Clendenin
                              -----------------------------------------
                              John L. Clendenin, Director


Date  March 31, 1998           /s/ A. W. Dahlberg
                              -----------------------------------------
                              A. W. Dahlberg, Director

Date  March 16, 1998           /s/ Robert P. Forrestal
                              -----------------------------------------
                              Robert P. Forrestal, Director


Date  March 31, 1998           /s/ L. Phillip Humann
                              -----------------------------------------
                              L. Phillip Humann, Director


Date  March 31, 1998           /s/ Daniel W. McGlaughlin
                              -----------------------------------------
                              Daniel W. McGlaughlin, Director


Date  March 31, 1998           /s/ Larry L. Prince
                              -----------------------------------------
                              Larry L. Prince, Director


Date  March 31, 1998           /s/ D. Raymond Riddle
                              -----------------------------------------
                              D. Raymond Riddle, Director


Date  March 31, 1998           /s/ Dr. Betty L. Siegel
                              -----------------------------------------
                              Dr. Betty L. Siegel, Director


Date  March 31, 1998           /s/ Dr. Louis W. Sullivan
                              -----------------------------------------
                              Dr. Louis W. Sullivan, Director

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER
-------

           Plan of Acquisition, Reorganization, Arrangement, Liquidation or
           ----------------------------------------------------------------
           Succession
           ----------

    2.1 Distribution Agreement, Plan of Reorganization and Distribution (24 pages)(8)

           Articles of Incorporation and By-laws
           -------------------------------------

    3.1    . Amended and Restated Articles of Incorporation (3 pages) (6)

    3.2    . By-Laws (23 pages) (7)

           Instruments Defining the Rights of Security Holders, Including
           --------------------------------------------------------------
           Indentures
           ----------

    4.1    . Loan Agreement (151 pages)

    4.2    . Portion of Prospectus and Trust Indenture (134 pages) (1)

    4.3 . Rights Agreement, dated October 25, 1995, between Equifax Inc. and SunTrust Bank, Atlanta with Form of Right Certificate attached as Exhibit "A" (54 pages) (4)

    4.4    . Shelf Registration Statement Prospectus (22 pages) (9)

    4.5 . Form of Indenture to be entered into relating to Debt Securities covered by Shelf Registration Statement (98 pages) (10)

           Material Contracts and Compensation Plans
           -----------------------------------------

    10.1 . Equifax Inc. 1988 Performance Share Plan for Officers, as amended (13 pages) (11)

    10.2   . Equifax Inc. 1997 Incentive Compensation Plan (6 pages) (11)

    10.3   . Deferred Compensation Plan (22 pages) (5) (11)

    10.4   . Change in Control Agreement (11 pages) (11)

    10.5   . Consulting Agreement, dated January 1, 1996 (6 pages) (5) (11)

    10.6   . Executive Agreement, dated December 8, 1997 (6 pages) (11)

    10.7   . Executive Agreement, dated January 22, 1998 (3 pages) (11)

    10.8   . Equifax Inc. Omnibus Stock Incentive Plan, as amended (17 pages)
             (11)

    10.9 . Form of 1998 Incentive and Non-Qualified Stock Option Agreements (9 pages) (11)

    10.10  . Form of 1998 Restricted Stock Option Agreement (3 pages) (11)

    10.11 . Form of 1996 Incentive and Non-Qualified Stock Option Agreements (8 pages) (7)(11)

    10.12  . Form of 1996 Restricted Stock Award Agreement (3 pages) (7) (11)

    10.13 . Form of 1995 Incentive and Non-Qualified Stock Option Agreements (8 pages) (3) (11)

    10.14  . Form of 1995 Non-Qualified Stock Option Agreement (4 pages) (3)
             (11)

    10.15  . Form of 1995 Restricted Stock Award Agreement (3 pages) (3) (11)

    10.16 . Form of 1994 Incentive and Non-Qualified Stock Option Agreements (8 pages) (2) (11)

    10.17  . Form of 1994 Restricted Stock Award Agreement (4 pages) (2) (11)

    10.18 . Equifax Inc. Non-Employee Director Stock Option Plan and Agreement (10 pages) (3) (11)

    10.19  . Equifax Inc. Supplemental Executive Retirement Plan (24 pages) (3)
             (11)

    10.20 . Equifax Inc. Supplemental Executive Retirement Plan Amendments (26 pages) (2) (11)

    10.21 . Equifax Inc. Supplemental Executive Retirement Plan Amendment (2 pages) (7) (11)

    10.22  . Equifax Inc. Severance Pay Plan for Salaried Employees (1 pages)
             (11)

    10.23  . Agreement For Computerized Credit Reporting Services (204 pages)
             (2)

    10.24 . Amendments to Agreement for Computerized Credit Reporting Services and related documents (66 page) (7)

    10.25 . Amendment to Agreement for Computerized Credit Reporting Services (8 pages) (1)

    10.26 . Amendment to Agreement for Computerized Credit Reporting Services (9 pages) (2)

    10.27 . Amendment to Agreement for Computerized Credit Reporting Services (14 pages) (3)

    10.28 . Computer and network operations agreement (redacted version) (31 pages) (2)

    10.29  . Purchase and Lease Agreement (109 pages) (2)

    10.30  . Headquarters Facility Lease (77 pages) (2)

    10.31  . Lease Agreement (71 pages) (2)

    10.32  . Lease Agreement (76 pages)

           Annual Report to Security Holders
           ---------------------------------

    13.1   . Summary of Selected Financial Data (1 page)

    13.2 . Management's Discussion and Analysis of Financial Condition and Results of Operation (8 pages)

    13.3   . Financial Statements and Supplementary Data (19 pages)

    21     Subsidiaries of the Registrant (6 pages)
           ------------------------------

    23     Consent of Independent Public Accountants to incorporation by
           -------------------------------------------------------------
           reference (1 page)
           ---------

    27     Financial Data Schedule (for SEC use only)
           -----------------------

/(1)/ Previously filed as pages 8 through 16 and Exhibit 4.1 on Amendment No. 1 to Form S-3, Registration Statement No. 33-62820, filed June 17, 1993, and hereby incorporated by reference.

/(2)/ Previously filed as an exhibit on Form 10-K, filed March 31, 1994, as amended on Form 10-K/A, filed October 14, 1994, and hereby incorporated by reference.

/(3)/ Previously filed as an exhibit on Form 10-K, filed March 30, 1995, and hereby incorporated by reference.

/(4)/ Previously filed as exhibits on form 8-A, filed November 2, 1995, and hereby incorporated by reference.

/(5)/ Previously filed as an exhibit on Form 10-K, filed April 1, 1996, as amended on Form 10-K/A, filed April 4, 1996, and hereby incorporated by reference.

/(6)/ Previously filed as an exhibit on Schedule 14A, filed, March 26, 1996, and hereby incorporated by reference.

/(7)/ Previously filed as an exhibit on Schedule 14A, filed March 31, 1997, and hereby incorporated by reference.

/(8)/ Previously filed as an exhibit to Pre-effective Amendment No. 1 to ChoicePoint Inc. Registration Statement on Form S-1, Registration No. 333-30297, filed July 16, 1997, and hereby incorporated by reference.

/(9)/ Previously filed as pages 1 through 22 to the Company's Registration Statement on Form S-3, Registration No. 333-47599, filed March 9, 1998, and hereby incorporated by reference.

/(10)/ Previously filed as Exhibit 4.6 to the Company's Registration Statement on Form S-3, Registration Statement No. 333-47599, filed March 9, 1998, and hereby incorporated by reference.

/(11)/ Management Contract or Compensatory Plan.