Form 10-K405/A
period 1997-12-31
EQUIFAX INC
filed 1998-05-15
CIK 33185

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-K/A


    /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934.

      For the fiscal year ended December 31, 1997

           Commission File No. 001-06605

                    EQUIFAX INC.
------------------------------------------------------
(Exact name of Registrant as specified in its charter)

                       Georgia
--------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)

                  58-0401110
      ------------------------------------
      (I.R.S. Employer Identification No.)

1600 Peachtree Street, N.W., Atlanta, Georgia          30309
---------------------------------------------         ----------
 (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (404) 885-8000

Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class            Name of Exchange on which Registered
-----------------------------     ------------------------------------

Common Stock ($1.25 par value)    New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  /X/    No  / /.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the closing sales price on the New York Stock Exchange on March 20, 1998 was $5,433,254,437.


     At March 20, 1998, 147,858,905 shares of Common Stock, $1.25 par value, were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's 1997 Annual Report to security holders contained in Exhibit 13 to this Report are incorporated by reference into Parts I and II. Portions of the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of
Shareholders are incorporated by reference into Part III.



                             PART II


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
RISK.

     The Company does not have material market risk exposure from market risk sensitive instruments.





                            SIGNATURES

   Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report on Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of May, 1998.

                                  EQUIFAX INC.


                                  By:   /s/Marietta Edmunds Zakas
                                         Marietta Edmunds Zakas,
                                         Corporate Vice President
                                         and Secretary