Form 10-Q
period 1998-03-31
EQUIFAX INC
filed 1998-05-15
CIK 33185

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended           March 31, 1998
                                    ------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                       Outstanding at April 30, 1998
            -----             -------------------------------------------------

Common Stock, $1.25 Par Value                          147,889,108
                               -------------------------------------------------

                           INDEX


                                                         Page No.
Part I.  Financial Information                           --------

 Item 1.  Financial Statements

  Consolidated Balance Sheets --
    March 31, 1998 and December 31, 1997                    2 - 3

  Consolidated Statements of Income --
    Three Months Ended March 31, 1998 and 1997                  4

  Consolidated Statement of Shareholders'
    Equity -- Three Months Ended March 31, 1998                 5

  Consolidated Statements of Cash Flows --
    Three Months Ended March 31, 1998 and 1997                  6

  Notes to Consolidated Financial Statements                7 - 9

 Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operation                                     10 - 13

 Item 3.  Quantitative and Qualitative Disclosures             13
            About Market Risk

Part II.  Other Information                               14 - 15

PART I.  FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
                                                     MARCH 31,     DECEMBER 31,
(In thousands)                                         1998           1997
-------------------------------------------------------------------------------
                                                    (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                           $   76,070       $   52,251
Accounts receivable                                    274,672          270,665
Deferred income tax assets                              37,704           39,221
Other current assets                                    46,093           38,795
                                                     ---------        ---------

 Total current assets                                  434,539          400,932
                                                     ---------        ---------

PROPERTY AND EQUIPMENT:
Land, buildings and improvements                        26,436           24,870
Data processing equipment and furniture                201,559          194,553
                                                     ---------        ---------

                                                       227,995          219,423
Less accumulated depreciation                          129,879          124,689
                                                     ---------        ---------

                                                        98,116           94,734
                                                     ---------        ---------

GOODWILL                                               405,697          365,427
                                                     ---------        ---------

PURCHASED DATA FILES                                   110,431          103,282
                                                     ---------        ---------

OTHER ASSETS                                           194,146          212,729
                                                     ---------        ---------

                                                    $1,242,929       $1,177,104
                                                     =========        =========

The notes on pages 7 through 9 are an integral part of these consolidated balance sheets.


CONSOLIDATED BALANCE SHEETS
                                                                      MARCH 31,        DECEMBER 31,
(In thousands, except par value)                                        1998              1997
---------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt and current maturities of long-term debt              $    5,781       $   12,984
Accounts payable                                                          91,770           94,682
Accrued salaries and bonuses                                              19,901           26,404
Income taxes payable                                                      28,788           13,827
Other current liabilities                                                188,797          179,712
                                                                      ----------       ----------

  Total current liabilities                                              335,037          327,609
                                                                      ----------       ----------

LONG-TERM DEBT, LESS CURRENT MATURITIES                                  428,203          339,301
                                                                      ----------       ----------

LONG-TERM DEFERRED REVENUE                                                40,244           42,848
                                                                      ----------       ----------

OTHER LONG-TERM LIABILITIES                                              113,235          117,949
                                                                      ----------       ----------

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY:
Common stock, $1.25 par value; shares authorized -
  300,000; issued - 173,021 in 1998 and 172,465 in 1997;
  outstanding - 141,283 in 1998 and 142,609 in 1997                      216,276          215,581
Preferred stock, $0.01 par value; shares authorized -
  10,000; issued and outstanding - none in 1998 or 1997                       --               --
Paid-in capital                                                          252,242          244,496
Retained earnings                                                        453,331          421,541
Accumulated other comprehensive income (Note 5)                          (20,266)         (20,076)
Treasury stock, at cost, 25,185 shares in 1998
  and 23,304 shares in 1997                                             (510,806)        (447,578)
Stock held by employee benefits trusts, at cost,
  6,553 shares in 1998 and 1997                                          (64,567)         (64,567)
                                                                      ----------       ----------

  Total shareholders' equity                                             326,210          349,397
                                                                      ----------       ----------
                                                                      $1,242,929       $1,177,104
                                                                      ==========       ==========

The notes on pages 7 through 9 are an integral part of these consolidated balance sheets.


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
(In thousands, except per share amounts)                                   1998              1997
--------------------------------------------------------             -------------------------------
Operating revenue                                                         $353,094         $312,062
                                                                          --------         --------

Costs of services                                                          201,970          182,703
Selling, general and administrative expenses                                70,130           60,812
                                                                          --------         --------

 Total operating expenses                                                  272,100          243,515
                                                                          --------         --------

Operating income                                                            80,994           68,547

Other income, net                                                              721              372
Interest expense                                                            (7,032)          (4,469)
                                                                          --------         --------

Income from continuing operations before income taxes                       74,683           64,450

Provision for income taxes                                                  29,948           25,909
                                                                          --------         --------

Income from continuing operations                                           44,735           38,541

Income from discontinued operations, net of income
  taxes of $4,403 in 1997                                                       --            6,176
                                                                          --------         --------

Net income                                                                $ 44,735         $ 44,717
                                                                          ========         ========

Per common share (basic):
  Income from continuing operations                                       $   0.32         $   0.27
  Discontinued operations                                                       --             0.04
                                                                          --------         --------
  Net income                                                              $   0.32         $   0.31
                                                                          ========         ========
  Shares used in computing basic earnings per share                        141,704          145,176
                                                                          ========         ========

Per common share (diluted):
  Income from continuing operations                                       $   0.31         $   0.26
  Discontinued operations                                                       --             0.04
                                                                          --------         --------
Net income                                                                $   0.31             0.30
                                                                          ========         ========
Shares used in computing diluted earnings per share                        144,812          148,953
                                                                          ========         ========

Dividends per share                                                       $ 0.0875         $ 0.0825
                                                                          ========         ========

The notes on pages 7 through 9 are an integral part of these consolidated statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                              THREE MONTHS ENDED
(In thousands)                                  MARCH 31, 1998
----------------------------------------------------------------

COMMON STOCK:
Balance at beginning of period                      $ 215,581
Shares issued under stock plans                           695
                                                    ---------

Balance at end of period                            $ 216,276
                                                    =========

PAID-IN CAPITAL:
Balance at beginning of period                      $ 244,496
Shares issued under stock plans                         7,173
Other                                                     573
                                                    ---------

Balance at end of period                            $ 252,242
                                                    =========

RETAINED EARNINGS:
Balance at beginning of period                      $ 421,541
Net income                                             44,735
Cash dividends paid                                   (12,945)
                                                    ---------

Balance at end of period                            $ 453,331
                                                    =========

ACCUMULATED OTHER COMPREHENSIVE INCOME (Note 5):
Balance at beginning of period                      $ (20,076)
Adjustment during period                                 (190)
                                                    ---------

Balance at end of period                            $ (20,266)
                                                    =========

TREASURY STOCK:
Balance at beginning of period                      $(447,578)
Cost of shares repurchased                            (63,262)
Other                                                      34
                                                    ---------

Balance at end of period                            $(510,806)
                                                    =========

STOCK HELD BY EMPLOYEE BENEFITS TRUSTS:
Balance at beginning of period                      $ (64,567)
Cost of shares reissued under stock plans                  --
                                                    ---------

Balance at end of period                            $ (64,567)
                                                    =========

The notes on pages 7 through 9 are an integral part of this consolidated statement.


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                                 THREE MONTHS ENDED
                                                                                        MARCH 31,
(In thousands)                                                                   1998              1997
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $ 44,735          $ 44,717
   Less income from discontinued operations                                        --              (6,176)
                                                                               --------          --------
  Income from continuing operations                                              44,735            38,541
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
    Depreciation and amortization                                                22,204            17,613
    Changes in assets and liabilities:
      Accounts receivable, net                                                     (877)           14,574
      Current liabilities, excluding debt                                         6,928           (11,290)
      Other current assets                                                       (7,057)           (5,358)
      Deferred income taxes                                                       3,356             3,104
      Other long-term liabilities, excluding debt                                (8,472)           (1,432)
      Other assets                                                                4,493             1,874
                                                                               --------          --------
  Net cash provided by operating activities of continuing operations             65,310            57,626
                                                                               --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                            (9,858)          (11,029)
  Additions to other assets, net                                                (12,391)          (11,510)
  Acquisitions, net of cash acquired                                            (27,737)          (57,157)
  Investments in unconsolidated affiliates                                       (2,200)             --
                                                                               --------          --------
  Net cash used in investing activities of continuing operations                (52,186)          (79,696)
                                                                               --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings                                                      (7,568)           16,186
  Net additions to long-term debt                                                89,312            21,933
  Dividends paid                                                                (12,945)          (12,530)
  Treasury stock purchases                                                      (63,262)           (6,657)
  Proceeds from exercise of stock options                                         4,656             5,595
  Other                                                                             573               541
                                                                               --------          --------
  Net cash provided by financing activities of continuing operations             10,766            25,068
                                                                               --------          --------
Effect of foreign currency exchange rates on cash                                   (71)              968
Net cash used in discontinued operations                                           --              (8,192)
                                                                               --------          --------
Net cash provided (used)                                                         23,819            (4,226)

Cash and cash equivalents, beginning of period                                   52,251            48,160
                                                                               --------          --------
Cash and cash equivalents, end of period                                       $ 76,070          $ 43,934
                                                                               ========          ========

The notes on pages 7 through 9 are an integral part of these consolidated statements.

                                 EQUIFAX INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                MARCH 31, 1998


1.  BASIS OF PRESENTATION:

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position of the Company as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2.  NATURE OF OPERATIONS:

The Company principally provides information services to businesses to help them grant credit and authorize and process credit card and check transactions. The principal lines of business are information services and payment services (see
Note 8 for industry segment information). The principal markets for both information and payment services are retailers, banks and other financial institutions, with information services also serving the telecommunication and utility industries. The Company's operations are predominately located within the United States, with foreign operations principally located within Canada and the United Kingdom.

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

4.  DISCONTINUED OPERATIONS:

On December 9, 1996, the Company announced its intention to split into two independent, publicly traded companies by spinning off its Insurance Services industry segment, contingent on receiving a favorable ruling from the IRS regarding the tax-free status of the dividend for U.S. shareholders. In July 1997, the Company received the favorable IRS ruling and on August 7, 1997 completed the spinoff of its Insurance Services industry segment. The spinoff was accomplished by the Company's contribution of the business units that comprised the Insurance Services segment into one wholly owned subsidiary, ChoicePoint Inc. All of the common stock of ChoicePoint was then distributed to Equifax shareholders as a dividend, with one share of ChoicePoint common stock distributed for each ten shares of Equifax common stock held. As a result of the spinoff, the Company's consolidated statement of income and consolidated statement of cash flows for the three months ended March 31, 1997 have been restated and prepared with the Insurance Services segment results of operations and cash flows shown as "discontinued operations".

5.  SHAREHOLDERS' EQUITY:

TREASURY STOCK. During the first three months of 1998, the Company repurchased approximately 1,883,000 of its common shares through open market transactions at an aggregate cost of $63,262,000, leaving approximately $160 million available for future share repurchases.

COMPREHENSIVE INCOME. Effective with the first quarter, 1998 the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income". For the three month periods ending March 31, 1998 and 1997, comprehensive income is as follows:

                                                     Three Months Ended
                                                          March 31,
(In Thousands)                                      1998             1997
-------------                                      -------          -------
Net Income                                         $44,735          $44,717

Change in cumulative foreign
   currency translation adjustment                    (190)          (5,059)
                                                   -------          -------

Comprehensive income                               $44,545          $39,658
                                                   =======          =======

Accumulated other comprehensive income at March 31, 1998 and December 31, 1997 consists of the following components:

(In Thousands)                          March 31, 1998      December 31, 1997
-------------                           --------------      -----------------
Cumulative foreign currency
   translation adjustment                  $13,874               $13,684

Adjustment for minimum liability
   under supplemental retirement plan        6,392                 6,392
                                           -------               -------

                                           $20,266               $20,076
                                           =======               =======

6. AGREEMENT WITH COMPUTER SCIENCES CORPORATION:

The Company has an agreement with Computer Sciences Corporation (CSC) under which CSC-owned credit bureaus and certain CSC affiliate bureaus utilize the Company's credit database service. CSC and these affiliates retain ownership of their respective credit files and the revenues generated by their credit reporting activity. The Company receives a processing fee for maintaining the database and for each report supplied. The agreement expires in July 1998 and is renewable at the option of CSC for successive ten-year periods. CSC has elected to allow the term of the agreement to be renewed for the ten-year period beginning August 1, 1998. The agreement provides CSC with an option to sell its credit reporting businesses to the Company, and provides the Company with an option to purchase CSC's credit reporting businesses if CSC does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. Both options expire in 2013. The option price is determined through July 31, 1998 by certain financial formulas and after July 31, 1998 by appraised value.

On November 25, 1997, CSC exercised an option, also contained in the agreement, to sell its collection businesses to the Company at a purchase price of approximately $38 million. This transaction was finalized in the second quarter of 1998. Subsequent to November 25, 1997, the Company determined that the fair value of the business being sold (based on its estimated discounted cash flows) was less than the contractual purchase price because a major contract expiring in 1998 would not be renewed. Accordingly, in the fourth quarter of 1997, the Company recorded a $25,000,000 charge ($14,950,000 after tax, or $.10 per share) to reflect a valuation loss on this acquisition, with a corresponding $25,000,000 liability included in other current liabilities.

The Company currently estimates the option price for CSC's credit reporting businesses, as determined by the financial formulas, to be approximately $375 million. In its annual report for the fiscal year ended March 28, 1997, CSC stated that the option price for both its credit reporting and collection businesses (including the collection businesses that have now been acquired by the Company) "approximated $538 million at March 28, 1997." The Company continues to periodically evaluate the estimated fair value of CSC's credit reporting businesses subject to the option, using estimates of its discounted cash flows. Based on this analysis, at March 31, 1998, the fair value of those businesses is not less than their potential purchase price.

7.  ACQUISITIONS:

During the first three months of 1998, the Company acquired a risk management services business in the United Kingdom and the credit files of two affiliates located in the United States. The businesses were acquired for cash, accounted for as purchases, and had a total purchase price of $32.0 million. Also during the first quarter of 1998, the Company obtained the control necessary and began to consolidate the operations of its 66.7% investment in Organizacion VERAZ S.A. in Argentina. These acquisitions and the consolidation of VERAZ resulted in $41.8 million of goodwill and $8.6 million of purchased data files. These allocations include $18.7 million reallocated from other assets related to the Company's investment in VERAZ previously accounted for under the equity method. Their results of operations have been included in the consolidated statements of income from the dates of acquisition and were not material.

8.  INDUSTRY SEGMENT INFORMATION:

Effective with the first quarter, 1998, the Company adopted FASB Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information". Operating revenue and operating income by industry segment for the first quarter of 1998 and 1997 are as follows:

Operating Revenue:                          1998            1997
------------------                        --------        --------
North American Information Services       $181,434        $172,240
Payment Services                           107,149          98,820
Equifax Europe                              46,433          38,583
Equifax Latin America                       15,669               6
Other                                        2,409           2,413
                                          --------        --------
                                          $353,094        $312,062
                                          ========        ========

Operating Income:
-----------------

North American Information Services       $ 61,896        $ 56,734
Payment Services                            19,300          16,083
Equifax Europe                               3,058           1,960
Equifax Latin America                        4,186             542
Other                                        2,215           2,217
                                          --------        --------
Operating Contribution                      90,655          77,536
General Corporate Expense                   (9,661)         (8,989)
                                          --------        --------
                                          $ 80,994        $ 68,547
                                          ========        ========

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATION

Results of Operations - (first quarter of 1998 compared to the first quarter of
1997)

On August 7, 1997, the Company completed the spinoff of its Insurance Services industry segment (Note 4). Accordingly, the results of operations information presented below reflect only the continuing operations of the Company.

First quarter revenue increased 13.1% over 1997. After adjusting for the May 1997 divestiture of National Decision Systems, revenue was up 16.2%, with approximately 7.2 percentage points attributable to acquisitions. Operating income of $81.0 million increased 18.2% over the prior year. This increase is primarily the result of revenue growth and continued operating leverage across all operating groups.

Net income from continuing operations increased 16.1%, from $38.5 million to $44.7 million. Diluted earnings per share from continuing operations increased to $0.31 in 1998, compared to $0.26 in the prior year. During the first quarter, the Company expensed approximately $3.1 million ($1.8 million after tax or $.01 per share) in costs related to modification of computer software for compliance with Year 2000. The Company still expects that the total impact of these modification expenses will be approximately $.08 per share in 1998.

The following discussion analyzes operating results by industry segment (See
Note 8) and consolidated interest expense.

North American Information Services
-----------------------------------

Revenue in North American Information Services, which includes U.S. Reporting Services, U.S. Risk Management Services, Mortgage Information Services, Canadian Operations, as well as National Decision Systems (divested in May 1997) increased 5.3% in the first quarter. Excluding the divestiture, revenue increased 10.6% with 2.6 percentage points of the increase attributable to acquisitions. U.S. Reporting Services revenue was up 12.1% in the quarter due to increased demand from the banking, finance and telecommunication/utility industries as well as growth in marketing services. Although modest pricing pressures are expected to continue, average prices for credit reports were up slightly in the first quarter. Revenue in U.S. Risk Management Services was up 10.5% in the quarter due primarily to continued growth in receivables management outsourcing, while Mortgage Information Services revenue increased $2.4 million due to the favorable interest rate environment.

Canadian revenues declined 4.8% due to unfavorable exchange rate movements. In local currency, first quarter revenues were level with the prior year, with gains in Reporting Services and Commercial Services being offset by a decline in Risk Management revenue. First quarter revenue growth in Canadian operations was adversely impacted by the January ice storms.

Operating income for North American Information Services increased 9.1% in the quarter due primarily to the revenue growth in U.S. Reporting Services and U.S. Risk Management Services.

Payment Services
----------------

Revenue in Payment Services, which includes Card Services, Check Services, and FBS Software, increased 8.4% over the prior year. Card Services revenue increased 12.5% with growth driven by increases in processing of both cardholder and merchant transactions. Revenue growth in Card Services was tempered by price reductions within the CSG-Madison operations where certain cost savings achieved from converting these operations to the Company's card processing system are being passed on to customers. Excluding these price reductions, Card Services revenue increased 21%. Check Services revenue increased 5.0% while FBS Software revenues were down in the quarter due to lower license and consulting revenues.

Operating income increased 20% in the quarter driven by the revenue growth within Card Services and the operating leverage achieved from the integration of the CSG-Madison operations, acquired in the fourth quarter of 1996. The growth in this segment's operating income was tempered by a decline in operating income in Check Services and FBS Software.

Equifax Europe
--------------

Equifax Europe consists of operations primarily in the United Kingdom, as well as joint ventures in Spain and Portugal. In the first quarter revenue was up 20.3%, with 2.7 percentage points attributable to the 1998 acquisition of a risk management services business. This revenue growth was due to volume increases in U.K. Consumer Information Services and improved performance across all industry groups.

Operating income for Equifax Europe increased 56% in the quarter driven by the operating leverage obtained from the revenue growth and the continued integration of recent acquisitions.

Equifax Latin America
---------------------

Equifax Latin America consists of operations in Chile, Argentina and a developing operation in Mexico. All of the $15.7 million revenue increase in the quarter was due to the consolidation of the operations in Chile and Argentina. In the first quarter of 1997, the Company owned 50% of Chile and 33.3% of Argentina and accounted for these operations under the equity method of accounting. In April 1997, the Company increased its ownership in Chile to 100% and began consolidating this operation. In December 1997, the Company increased its investment in Argentina to 66.7% and, in early 1998, obtained the control necessary to consolidate this operation.

Operating income for Equifax Latin America was up $3.6 million in the quarter, due to the improved performance of all operations, as well as the ownership increases in Chile and Argentina.

Other
-----

This segment's revenue of $2.4 million in both 1998 and 1997 is due to a subcontract related to the Company's lottery subsidiary. Operating income was $2.2 million in both periods.

Interest Expense
----------------

Interest expense increased $2.6 million in the quarter due to higher level of borrowings for acquisitions and share repurchases.

                              FINANCIAL CONDITION

Net cash provided by operations increased from $57.6 million to $65.3 million and working capital increased $26.2 million between years. Normal capital expenditures and dividend payments were met with these internally generated funds.

Other significant outlays in the first quarter included $63.3 million of treasury stock purchases (Note 5) and $27.7 million (net of $4.3 million cash acquired) for acquisitions (Note 7). These items were principally financed by a net increase in debt totaling $81.7 million and excess cash from operations.

Capital expenditures for the remainder of 1998 are currently projected to be approximately $100 million, exclusive of acquisitions. The Company also paid approximately $38 million in the second quarter of 1998 for CSC's collection business (Note 6). Additional expenditures are possible as opportunities arise. As of March 31, 1998, approximately $160 million remained authorized under the Company's share repurchase program.

The remaining 1998 capital expenditures should be met with internally generated funds. At March 31, 1998, $535 million was available under the Company's $750 million revolving credit facility to fund future capital requirements, including the possible purchase of the CSC credit reporting businesses (Note 6). Management feels that the Company's liquidity will remain strong in both the short-term and long-term, and that the Company has sufficient debt capacity to finance all of these requirements, if necessary.

                             YEAR 2000 INFORMATION

The widespread use of computer software that relies on two digits, rather than four digits, to define the applicable year may cause computers and computer-controlled systems to malfunction when processing data across the year 2000 date. In view of the potential adverse impact of this "year 2000" issue on its business, operations, and financial condition, the Company has established a central function to coordinate and report on a continuing basis with regard to the assessment, remediation planning, and plan implementation processes of the Company directed to "year 2000."

The Company is continuing its assessment of the impact of "year 2000" across its business and operations, including its customer and vendor base. Further, the Company continues to develop and implement remediation plans pursuant to established processes to avoid, or in some instances reduce to an acceptable level, any adverse impact of "year 2000" on its business and operations.

The Company is devoting the resources necessary to achieve a level of readiness that will meet its "year 2000" challenges in a timely manner. Further, the Company believes its assessment, remediation planning, and plan implementation processes will be effective to achieve "year 2000" readiness.

In 1997, Equifax expensed approximately two cents per share in connection with "year 2000" assessment, remediation planning, and plan implementation. The Company plans to expense approximately eight cents per share in 1998 as it expands and accelerates its activities in connection with its efforts to achieve "year 2000" readiness in advance of 2000. The company anticipates that most of its remaining costs allocable to the remediation of its critical software systems will be expensed in 1998. Pending completion of its "year 2000" assessments, the Company cannot as yet estimate precisely the costs remaining after 1998 to achieve "year 2000" readiness, but does not expect those costs to be material.

                          FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-Q may include "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements reflect management's current expectations and are based upon currently available data. Actual results are subject to future events, risks and uncertainties which could cause performance to differ materially from that expressed or implied in these statements. Important factors that either individually or in the aggregate could cause actual results to vary from those expressed in the forward-looking statements, are discussed in the "Forward-Looking Information" section in the Management's Discussion and Analysis included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material change since the end of the fiscal year.

                          PART II.  OTHER INFORMATION
                          ---------------------------


Item 6.     Exhibits and Reports on Form 8-K
-------     --------------------------------

  (a)       Exhibits


   27 Financial Data Schedule, submitted to the Securities and Exchange Commission in electronic format

  (b)       Reports on Form 8-K

            Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.