Form 10-Q
period 1998-06-30
EQUIFAX INC
filed 1998-08-13
CIK 33185

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended           June 30, 1998
                                    ---------------------------------------

                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


     For the transition period ended _________________________


     Commission File Number 1-6605
                            ------


                                 EQUIFAX INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Georgia                                               58-0401110
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S.Employer
 incorporation or organization)                              Identification No.)


1600 Peachtree Street, N.W. Atlanta, Georgia
P.O. Box 4081, Atlanta, Georgia                                      30302
--------------------------------------------                       ----------
(Address of principal executive offices)                           (Zip Code)


                                 404-885-8000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


                                     None
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                              Outstanding at June 30, 1998
            -----                              ----------------------------

Common Stock, $1.25 Par Value                          147,982,911

                                     INDEX

                                                                       Page No.
Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets --
                   June 30, 1998 and December 31, 1997                  2 - 3

                  Consolidated Statements of Income --
                   Three Months Ended June 30, 1998 and 1997                4

                  Consolidated Statements of Income --
                   Six Months Ended June 30, 1998 and 1997                  5

                  Consolidated Statement of Shareholders'
                   Equity -- Six Months Ended June 30, 1998                 6

                  Consolidated Statements of Cash Flows --
                   Six Months Ended June 30, 1998 and 1997                  7

                  Notes to Consolidated Financial Statements           8 - 11

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                12 - 15

         Item 3.  Quantitative and Qualitative Disclosures About
                   Market Risk                                             15

Part II. Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders      16

         Item 5.  Other Information                                        16

         Item 6.  Exhibits and Reports on Form 8-K                         17

         Exhibit Index                                                     19

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
                                                 JUNE 30,   DECEMBER 31,
(In thousands)                                     1998         1997
--------------                                  ----------- ------------
                                                (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                       $  141,697   $   52,251
Accounts receivable                                317,131      270,665
Deferred income tax assets                          36,187       39,221
Other current assets                                56,107       38,795
                                                ----------   ----------

 Total current assets                              551,122      400,932
                                                ----------   ----------

PROPERTY AND EQUIPMENT:
Land, buildings and improvements                    25,748       24,870
Data processing equipment and furniture            218,776      194,553
                                                ----------   ----------

                                                   244,524      219,423
Less accumulated depreciation                      134,924      124,689
                                                ----------   ----------

                                                   109,600       94,734
                                                ----------   ----------

GOODWILL                                           437,779      365,427
                                                ----------   ----------

PURCHASED DATA FILES                               110,129      103,282
                                                ----------   ----------

OTHER ASSETS                                       217,422      212,729
                                                ----------   ----------

                                                $1,426,052   $1,177,104
                                                ==========   ==========

The notes on pages 8 through 11 are an integral part of these consolidated balance sheets.

CONSOLIDATED BALANCE SHEETS

                                                                       JUNE 30,      DECEMBER 31,
(In thousands, except par value)                                         1998            1997
--------------------------------                                     ------------    ------------
                                                                      (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt and current maturities of long-term debt              $   10,753     $   12,984
Accounts payable                                                         121,345         94,682
Accrued salaries and bonuses                                              20,313         26,404
Income taxes payable                                                      12,186         13,827
Other current liabilities                                                187,178        179,712
                                                                      ----------     ----------

  Total current liabilities                                              351,775        327,609
                                                                      ----------     ----------

LONG-TERM DEBT, LESS CURRENT MATURITIES                                  555,973        339,301
                                                                      ----------     ----------

LONG-TERM DEFERRED REVENUE                                                37,510         42,848
                                                                      ----------     ----------

OTHER LONG-TERM LIABILITIES                                              119,497        117,949
                                                                      ----------     ----------

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
Common stock, $1.25 par value; shares authorized -
  300,000; issued - 173,175 in 1998 and 172,465 in 1997;
  outstanding - 141,432 in 1998 and 142,609 in 1997                      216,469        215,581
Preferred stock, $0.01 par value; shares authorized -
  10,000; issued and outstanding - none in 1998 or 1997                       --             --
Paid-in capital                                                          254,183        244,496
Retained earnings                                                        491,017        421,541
Accumulated other comprehensive income (Note 5)                          (24,880)       (20,076)
Treasury stock, at cost, 25,192 shares in 1998
  and 23,304 shares in 1997                                             (510,937)      (447,578)
Stock held by employee benefits trusts, at cost,
  6,552 shares in 1998 and 6,553 shares in 1997                          (64,555)       (64,567)
                                                                      ----------     ----------

  Total shareholders' equity                                             361,297        349,397
                                                                      ----------     ----------

                                                                      $1,426,052     $1,177,104
                                                                      ==========     ==========

The notes on pages 8 through 11 are an integral part of these consolidated balance sheets.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                        JUNE 30,
(In thousands, except per share amounts)                          1998           1997
----------------------------------------                       -------------------------
Operating revenue                                              $  393,464     $  342,966
                                                               ----------     ----------
Costs of services                                                 223,453        196,028
Selling, general and administrative expenses                       77,828         69,174
                                                               ----------     ----------
 Total operating expenses                                         301,281        265,202
                                                               ----------     ----------
Operating income                                                   92,183         77,764

Other income, net                                                     649         42,791
Interest expense                                                   (8,222)        (5,335)
                                                               ----------     ----------
Income from continuing operations before income taxes              84,610        115,220

Provision for income taxes                                         33,978         54,030
                                                               ----------     ----------
Income from continuing operations                                  50,632         61,190
                                                               ----------     ----------
Discontinued operations:
Income from discontinued operations, net of income
  taxes of $5,776                                                      --          8,160
Costs associated with effecting the spinoff, net of
  income tax benefit of $2,154                                         --        (12,887)
                                                               ----------     ----------
Total discontinued operations                                          --         (4,727)
                                                               ----------     ----------
Net income                                                     $   50,632     $   56,463
                                                               ==========     ==========
Per common share (basic):
  Income from continuing operations                            $     0.36     $     0.42
  Discontinued operations                                              --          (0.03)
                                                               ----------     ----------
  Net income                                                   $     0.36     $     0.39
                                                               ==========     ==========
  Shares used in computing basic earnings per share               141,365        144,575
                                                               ==========     ==========
Per common share (diluted):
  Income from continuing operations                            $     0.35     $     0.41
  Discontinued operations                                              --          (0.03)
                                                               ----------      ---------
  Net income                                                   $     0.35     $     0.38
                                                               ==========     ==========
  Shares used in computing diluted earnings per share             144,430        148,115
                                                               ==========     ==========
  Dividends per share                                          $   0.0875     $   0.0875
                                                               ==========     ==========

The notes on pages 8 through 11 are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                        JUNE 30,
(In thousands, except per share amounts)                          1998           1997
----------------------------------------                      --------------------------
Operating revenue                                             $   746,558    $  655,028
                                                              -----------    ----------
Costs of services                                                 425,423       378,731
Selling, general and administrative expenses                      147,958       129,986
                                                              -----------    ----------
 Total operating expenses                                         573,381       508,717
                                                              -----------    ----------
Operating income                                                  173,177       146,311

Other income, net                                                   1,370        43,163
Interest expense                                                  (15,254)       (9,804)
                                                              -----------    ----------
Income from continuing operations before income taxes             159,293       179,670

Provision for income taxes                                         63,926        79,939
                                                              -----------    ----------
Income from continuing operations                                  95,367        99,731
                                                              -----------    ----------
Discontinued operations:
Income from discontinued operations, net of income
  taxes of $10,179                                                     --        14,336
Costs associated with effecting the spinoff, net of
  income tax benefit of $2,154                                         --       (12,887)
                                                              -----------    ----------
Total discontinued operations                                          --         1,449
                                                              -----------    ----------
Net income                                                    $    95,367    $  101,180
                                                              ===========    ==========
Per common share (basic):
  Income from continuing operations                           $      0.67    $     0.69
  Discontinued operations                                              --          0.01
                                                              -----------    ----------
  Net income                                                  $      0.67    $     0.70
                                                              ===========    ==========
  Shares used in computing basic earnings per share               141,534       144,875
                                                              ===========    ==========
Per common share (diluted):
  Income from continuing operations                           $      0.66    $     0.67
  Discontinued operations                                              --          0.01
                                                              -----------    ----------
  Net income                                                  $      0.66    $     0.68
                                                              ===========    ==========
  Shares used in computing diluted earnings per share             144,545       148,533
                                                              ===========    ==========
  Dividends per share                                         $    0.1750    $   0.1700
                                                              ===========    ==========

The notes on pages 8 through 11 are an integral part of these consolidated statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                         SIX MONTHS ENDED
(In thousands)                                             JUNE 30, 1998
--------------                                           ----------------
COMMON STOCK:
Balance at beginning of period                               $ 215,581
Shares issued under stock plans                                    888
                                                             ---------
Balance at end of period                                     $ 216,469
                                                             =========
PAID-IN CAPITAL:
Balance at beginning of period                               $ 244,496
Shares issued under stock plans                                  8,591
Other                                                            1,096
                                                             ---------
Balance at end of period                                     $ 254,183
                                                             =========
RETAINED EARNINGS:
Balance at beginning of period                               $ 421,541
Net income                                                      95,367
Cash dividends paid                                            (25,891)
                                                             ---------
Balance at end of period                                     $ 491,017
                                                             =========

ACCUMULATED OTHER COMPREHENSIVE INCOME (Note 5):
Balance at beginning of period                               $ (20,076)
Adjustment during period                                        (4,804)
                                                             ---------
Balance at end of period                                     $ (24,880)
                                                             =========

TREASURY STOCK:
Balance at beginning of period                               $(447,578)
Cost of shares repurchased                                     (63,262)
Other                                                              (97)
                                                             ---------
Balance at end of period                                     $(510,937)
                                                             =========

STOCK HELD BY EMPLOYEE BENEFITS TRUSTS:
Balance at beginning of period                               $ (64,567)
Cost of shares reissued under stock plans                           12
                                                             ---------

Balance at end of period                                     $ (64,555)
                                                             =========

The notes on pages 8 through 11 are an integral part of this consolidated statement.


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                                           SIX MONTHS ENDED
                                                                                                 JUNE 30,
(In thousands)                                                                              1998         1997
--------------                                                                          ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                             $  95,367      $101,180
   Less income from discontinued operations                                                     --        (1,449)
                                                                                         ---------      --------
  Income from continuing operations                                                         95,367        99,731
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
    Depreciation and amortization                                                           45,501        36,669
    Gain from sale of business                                                                  --       (42,798)
    Changes in assets and liabilities:
      Accounts receivable, net                                                             (28,730)      (12,599)
      Current liabilities, excluding debt                                                   29,542         9,391
      Other current assets                                                                  (7,920)       (9,764)
      Deferred income taxes                                                                  6,990         4,151
      Other long-term liabilities, excluding debt                                          (13,565)        5,112
      Other assets                                                                         (13,332)        2,222
                                                                                         ---------      --------
  Net cash provided by operating activities of continuing operations                       113,853        92,115
                                                                                         ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                                      (23,773)      (18,647)
  Additions to other assets, net                                                           (30,101)      (30,847)
  Acquisitions, net of cash acquired                                                       (88,179)      (63,684)
  Proceeds from sale of business                                                                --        80,998
  Investments in unconsolidated affiliates                                                  (2,200)           --
                                                                                         ---------      --------
  Net cash used in investing activities of continuing operations                          (144,253)      (32,180)
                                                                                         ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings                                                                 (7,590)        2,400
  Net additions to long-term debt                                                          208,907        17,650
  Dividends paid                                                                           (25,891)      (25,730)
  Treasury stock purchases                                                                 (63,262)      (51,434)
  Proceeds from exercise of stock options                                                    6,558        13,225
  Other                                                                                      1,096         1,114
                                                                                         ---------      --------
  Net cash provided (used) by financing activities of continuing operations                119,818       (42,775)
                                                                                         ---------      --------
Effect of foreign currency exchange rates on cash                                               28         1,109
Net cash used in discontinued operations                                                        --        (4,514)
                                                                                         ---------      --------
Net cash provided                                                                           89,446        13,755
Cash and cash equivalents, beginning of period                                              52,251        48,160
                                                                                         ---------      --------
Cash and cash equivalents, end of period                                                 $ 141,697      $ 61,915
                                                                                         =========      ========

The notes on pages 8 through 11 are an integral part of these consolidated statements.

                                 EQUIFAX INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1998


1.  BASIS OF PRESENTATION:

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position of the Company as of June 30, 1998 and the results of operations for the three and six months ended June 30, 1998 and 1997, and the cash flows for the six months ended June 30, 1998 and 1997. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2.  NATURE OF OPERATIONS:

The Company principally provides information services to businesses to help them grant credit and authorize and process credit card and check transactions. The principal lines of business are information services and payment services (see
Note 8 for industry segment information). The principal markets for both information and payment services are retailers, banks and other financial institutions, with information services also serving the telecommunications and utility industries. The Company's operations are predominately located within the United States, with foreign operations principally located within Canada, the United Kingdom, Chile and Argentina.

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

4.  DISCONTINUED OPERATIONS:

On December 9, 1996, the Company announced its intention to split into two independent, publicly traded companies by spinning off its Insurance Services industry segment, contingent on receiving a favorable ruling from the IRS regarding the tax-free status of the dividend for U.S. shareholders. In July 1997, the Company received the favorable IRS ruling and on August 7, 1997 completed the spinoff of its Insurance Services industry segment. The spinoff was accomplished by the Company's contribution of the business units that comprised the Insurance Services segment into one wholly owned subsidiary, ChoicePoint Inc. All of the common stock of ChoicePoint was then distributed to Equifax shareholders as a dividend, with one share of ChoicePoint common stock distributed for each ten shares of Equifax common stock held. As a result of the spinoff, the Company's consolidated statements of income and consolidated statement of cash flows for periods ending in 1997 have been prepared with the Insurance Services segment results of operations and cash flows shown as "discontinued operations". During the second quarter of 1997, the Company recorded an expense of $15,041,000 ($12,887,000 after tax, or $.09 per share) to reflect the net costs associated with effecting the spinoff.

5.  LONG-TERM DEBT:

In June 1998, the Company issued new 6.3% seven-year notes with a face value of $250,000,000 in a public offering. The notes were sold at a discount of $1,172,500. In July 1998, the Company issued new 6.9% thirty-year debentures with a face value of $150,000,000 in a public offering. The debentures were sold at a discount of $1,500,000. The discounts and related issuance costs will be amortized on a straight-line basis over the respective term of the notes and debentures.

6.  SHAREHOLDERS' EQUITY:

TREASURY STOCK. During the first six months of 1998, the Company repurchased approximately 1,883,000 of its common shares through open market transactions at an aggregate cost of $63,262,000, leaving approximately $160 million available for future share repurchases.

COMPREHENSIVE INCOME. Effective with the first quarter, 1998 the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income". For the six month periods ending June 30, 1998 and 1997, comprehensive income is as follows:

                                            Six Months Ended
                                                June 30
(In Thousands)                            1998           1997
--------------                          -------        --------
Net Income                              $95,367        $101,180

Change in cumulative foreign
   currency translation adjustment       (4,804)         (3,126)
                                        -------        --------

Comprehensive income                    $90,563        $ 98,054
                                        =======        ========

Accumulated other comprehensive income at June 30, 1998 and December 31, 1997 consists of the following components:

(In Thousands)                            June 30, 1998      December 31, 1997
--------------                            -------------      -----------------
Cumulative foreign currency
   translation adjustment                    $18,488              $13,684

Adjustment for minimum liability
   under supplemental retirement plan          6,392                6,392
                                             -------              -------

                                             $24,880              $20,076
                                             =======              =======

7. AGREEMENT WITH COMPUTER SCIENCES CORPORATION:

The Company has an agreement with Computer Sciences Corporation (CSC) under which CSC-owned credit bureaus and certain CSC affiliate bureaus utilize the Company's credit database service. CSC and these affiliates retain ownership of their respective credit files and the revenues generated by their credit reporting activity. The Company receives a processing fee for maintaining the database and for each report supplied. The initial term of the agreement expired in July 1998, and was renewable at the option of CSC for successive ten-year periods. CSC has renewed the agreement for the ten-year period beginning August 1, 1998. The agreement provides CSC with an option to sell its credit reporting businesses to the Company, and provides the Company with an option to purchase CSC's credit reporting businesses if CSC does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. Both options expire in 2013. As of August 1, 1998, the option price is determined by appraisal.

On November 25, 1997, CSC exercised an option, also contained in the agreement, to sell its collection businesses to the Company at a purchase price of approximately $38 million. This transaction was finalized in the second quarter of 1998. Subsequent to November 25, 1997, the Company determined that the fair value of the business being sold (based on its estimated discounted cash flows) was less than the contractual purchase price because a major contract expiring in 1998 would not be renewed. Accordingly, in the fourth quarter of 1997, the Company recorded a $25,000,000 charge ($14,950,000 after tax, or $.10 per share) to reflect a valuation loss on this acquisition, with a corresponding $25,000,000 liability included in other current liabilities. As of June 30, 1998, the $25,000,000 liability has been reclassified to reduce the amount of goodwill recorded with this acquisition.

8.  ACQUISITIONS AND DIVESTITURE:

During the first six months of 1998, the Company acquired a risk management services business in the U.S. (Note 7), a risk management services business in the United Kingdom, and the credit files of seven affiliates located in the United States. The Company also increased its ownership to greater than 50% in two foreign affiliates in Spain and Peru and began consolidating their operations. These businesses and increased equity interests were acquired for cash, accounted for as purchases, and had a total purchase price of $93.8 million. Also, during the first quarter of 1998, the Company obtained the control necessary and began to consolidate the operations of its 66.7% investment in Organizacion VERAZ S.A. in Argentina which was acquired in 1997 and 1994. These acquisitions and the consolidation of VERAZ resulted in $79.4 million of goodwill and $12.3 million of purchased data files. These allocations include $26.0 million reallocated from other assets related to the Company's investment in VERAZ and two other foreign affiliates previously accounted for under the equity method. Their results of operations have been included in the consolidated statements of income from the dates of acquisition and were not material.

During the second quarter of 1997, the company sold its National Decision Systems business unit from its North American Information Services industry segment. Cash proceeds, net of related divestiture expenses, totaled $80,998,000 and resulted in a gain of $42,798,000 recorded in other income ($17,881,000 after tax, or $.12 per share).

9.  INDUSTRY SEGMENT INFORMATION:

Effective with the first quarter, 1998, the Company adopted FASB Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information". Operating revenue and operating income by industry segment for the second quarter and first six months of 1998 and 1997 are as follows:

                                                     Second Quarter                                   Six Months
                                           -----------------------------------            -----------------------------------
Operating Revenue:                              1998                 1997                      1998                 1997
------------------                         --------------       --------------            --------------       --------------
North American Information Services             $195,441             $182,296                  $376,875             $354,536
Payment Services                                 120,975              105,519                   228,124              204,339
Equifax Europe                                    56,673               43,127                   103,106               81,710
Equifax Latin America                             17,966                9,620                    33,635                9,626
Other                                              2,409                2,404                     4,818                4,817
                                                --------             --------                  --------             --------
                                                $393,464             $342,966                  $746,558             $655,028
                                                ========             ========                  ========             ========
Operating Income:
-----------------
North American Information Services             $ 69,351             $ 62,904                  $131,717             $119,638
Payment Services                                  22,569               18,476                    41,869               34,559
Equifax Europe                                     6,010                4,705                     9,068                6,665
Equifax Latin America                              4,346                2,590                     8,532                3,132
Other                                              2,217                2,217                     4,432                4,434
                                                --------             --------                  --------             --------
Operating Contribution                           104,493               90,892                   195,618              168,428
General Corporate Expense                        (12,310)             (13,128)                  (22,441)             (22,117)
                                                --------             --------                  --------             --------
                                                $ 92,183             $ 77,764                  $173,177             $146,311
                                                ========             ========                  ========             ========

10.  RECENT ACCOUNTING PRONOUNCEMENT:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities, and is effective January 1, 2000 for the Company. Based on its current level of derivative instruments and hedging activities, the Company does not believe the adoption of SFAS 133 will have a significant impact on its financial statements or reported earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - (second quarter and first six months of 1998 compared to the second quarter and first six months of 1997)

On August 7, 1997, the Company completed the spinoff of its Insurance Services industry segment (Note 4). Accordingly, the results of operations information presented below reflect only the continuing operations of the Company.

Revenue for the second quarter and first six months increased 14.7% and 14.0% respectively over the comparable periods of 1997. After adjusting for the May 1997 divestiture of National Decision Systems, revenue was up 16.3% in the quarter and 16.2% in the first six months, with approximately 6.8 percentage points of the increase in both periods attributable to acquisitions. Operating income of $92.2 million in the quarter and $173.2 million in the first six months increased 18.5% and 18.4% respectively, over the prior year. This increase is primarily the result of revenue growth and continued operating leverage across all operating groups.

Excluding an after-tax gain of $17.9 million or $.12 per share from the sale of National Decision Systems in May 1997, net income from continuing operations increased 16.9% in the quarter and 16.5% year-to-date, and diluted earnings per share from continuing operations increased 20.7% in the quarter and 20.0% year-to-date. During the second quarter and first six months of 1998, the Company expensed approximately $5.6 million ($3.6 million after tax or $.02 per share) and $8.7 million ($5.2 million after tax or $.04 per share) respectively, in costs related to modification of computer software for compliance with Year 2000. The Company expects that the total impact of these modification expenses will be approximately $.08 to $.09 per share in 1998.

The following discussion analyzes operating results by industry segment (See
Note 9) and consolidated interest expense.

North American Information Services
-----------------------------------

Revenue in North American Information Services, which includes U.S. Reporting Services, U.S. Risk Management Services, Mortgage Information Services, Canadian Operations, as well as National Decision Systems (divested in May 1997) increased 7.2% in the quarter and 6.3% year-to-date. Excluding the divestiture, revenue increased 10.0% in the quarter and 10.3% in the first six months with
3.8 and 3.2 percentage points of the respective increases attributable to acquisitions. U.S. Reporting Services revenue was up 10.1% in the quarter and 11.1% year-to-date due to increased demand from the finance and telecommunication/utility industries as well as growth in marketing services. Although modest pricing pressures are expected to continue, average prices for credit reports were up slightly in both periods. Revenue in U.S. Risk Management Services was up 20.5% in the quarter and 15.7% year-to-date due to the May 1998 acquisition of CSC's collection business and continued growth in receivables management outsourcing. Mortgage Information Services revenue increased $1.0 million in the quarter and $3.6 million year-to-date due to the favorable interest rate environment.

Canadian revenues declined 3.4% in the second quarter and 4.1% in the first six months due to unfavorable exchange rate movements. In local currency, revenues were up slightly over the prior year in both periods, with gains in Reporting Services being offset by declines in Risk Management revenue.

Operating income for North American Information Services increased 10.2% in the quarter and 10.1% year-to-date due primarily to the revenue growth in U.S. Reporting Services and U.S. Risk Management Services.

Payment Services
----------------

Revenue in Payment Services, which includes Card Services, Check Services, and Card Software, increased 14.6% in the quarter and 11.6% in the first six months over the comparable prior year periods. Card Services revenue was up 16.7% in the quarter and 14.7% year-to-date with growth driven by increases in processing of both cardholder and merchant transactions. Revenue growth in Card Services was tempered by price reductions within the CSG-Madison operations where certain cost savings achieved from converting these operations to the Company's card processing system are being passed on to customers. Excluding these price reductions, Card Services revenue increased approximately 23% in the quarter and 22% in the first six months. Second quarter and year-to-date revenue in Check Services increased 8.0% and 6.6% respectively, due primarily to increased volume. Card Software revenues were up in both periods.

Operating income increased 22.2% in the quarter and 21.2% year-to-date driven by the revenue growth within Card Services and the operating leverage achieved from the integration of the CSG-Madison operations, acquired in the fourth quarter of 1996. The growth in this segment's operating income was tempered by a modest decline in operating income in Check Services due to a change in customer mix.

Equifax Europe
--------------

Equifax Europe consists of operations primarily in the United Kingdom. During the second quarter 1998, the Company increased its ownership in the operations in Spain to 58% and obtained the control necessary to consolidate these operations. Also, in the first quarter 1998, Equifax Europe acquired a risk management services business in the U.K. Exclusive of these acquisitions, revenue was up 16.7% in the quarter and 17.1% in the first six months, driven by volume increases in U.K. Consumer Information Services and improved performance across all industry groups.

Operating income for Equifax Europe increased 27.7% in the quarter and 36.1% year-to-date driven by the operating leverage obtained from the revenue growth and the continued integration of recent acquisitions. Operating income growth for Equifax Europe was tempered in the second quarter due to higher expenses related to modification of computer software for compliance with Year 2000.

Equifax Latin America
---------------------

Equifax Latin America consists of operations primarily in Chile and Argentina as well as a developing operation in Mexico. The majority of the revenue increases in both periods was due to the consolidation of the operations in Chile and Argentina. In the first quarter of 1997, the Company owned 50% of Chile and 33.3% of Argentina and accounted for these operations under the equity method of accounting. In April 1997, the Company increased its ownership in Chile to 100% and began consolidating this operation. In December 1997, the Company increased its investment in Argentina to 66.7% and, in early 1998, obtained the control necessary to consolidate this operation.

Operating income for Equifax Latin America was up $1.8 million in the quarter and $5.4 million year-to-date, due to the ownership increases in Chile and Argentina and improved performance of the Argentina operations.

Other
-----

This segment's revenue and operating income remained comparable between periods. Its operations consist solely of a subcontract related to the Company's lottery subsidiary.

Interest Expense
----------------

Interest expense increased $2.9 million in the quarter and $5.5 million year-to-date due to the higher level of borrowings for acquisitions and share repurchases.

                              FINANCIAL CONDITION

Net cash provided by operations for the first six months increased from $92.1 million in 1997 to $113.9 million in 1998 and working capital increased $126.0 million between years. Normal capital expenditures and dividend payments were met with these internally generated funds.

Other significant outlays in the first six months included $63.3 million of treasury stock purchases (Note 6) and $88.2 million (net of $5.6 million cash acquired) for acquisitions (Note 8). These items were principally financed by an increase in long-term debt and excess cash from operations. In June 1998, the Company offered and sold $400 million in senior unsecured notes and debentures (Note 5), with $250 million proceeds received in June and $150 million received in July (before discounts and fees). Proceeds will be used to reduce borrowing under the revolving credit facility and for the continued expansion of the business. Cash and cash equivalents at June 30, 1998 were higher than the level normally maintained due to the note proceeds and in anticipation of acquisitions in Canada closing July 2nd that had a purchase price of approximately $46 million.

Capital expenditures for the remainder of 1998 are currently projected to be approximately $70 million, exclusive of acquisitions. Additional expenditures are possible as opportunities arise. As of June 30, 1998, approximately $160 million remained authorized under the Company's share repurchase program.

The remaining 1998 capital expenditures, exclusive of acquisitions, should be met with internally generated funds. At June 30, 1998, $665 million was available under the Company's $750 million revolving credit facility to fund future capital requirements, including the possible purchase of the CSC credit reporting businesses (Note 7). Management feels that the Company's liquidity will remain strong in both the short-term and long-term, and that the Company has sufficient debt capacity to finance all of these requirements, if necessary.

                             YEAR 2000 INFORMATION

The widespread use of computer software that relies on two digits, rather than four digits, to define the applicable year may cause computers and computer-controlled systems to malfunction when processing data across the year 2000 date. In view of the potential adverse impact of this "year 2000" issue on its business, operations, and financial condition, the Company has established a central function to coordinate and report on a continuing basis with regard to the assessment, remediation planning, remediation plan implementation, and contingency planning processes of the Company directed to "year 2000."

The Company is continuing its assessment of the impact of "year 2000" across its business and operations, including its customer and vendor base. The Company has completed the substantial majority of its assessments of its information technology application systems. Further, the Company continues to develop and implement remediation plans pursuant to established processes to avoid, or in some instances reduce to an acceptable level, any adverse impact of "year 2000" on its business and operations.

The Company believes it is devoting the resources necessary to achieve a level of readiness that will meet its "year 2000" challenges in a timely manner. Further, the Company believes its assessment, remediation planning, and plan implementation processes will be effective to achieve "year 2000" readiness.

In 1997, Equifax expensed approximately two cents per share in connection with "year 2000" assessment, remediation planning, and plan implementation. The Company plans to expense approximately eight to nine cents per share in 1998 in connection with its efforts to achieve "year 2000" readiness in advance of 2000. The Company anticipates that most of its remaining costs allocable to the remediation of its critical software systems will be expensed in 1998. Pending completion of its "year 2000" assessments, the Company cannot as yet estimate precisely the amounts that will be expensed after 1998 in connection with its efforts to achieve "year 2000" readiness, but does not expect that those amounts will be material.

                          FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-Q may include "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements reflect management's current expectations and are based upon currently available data. Actual results are subject to future events, risks and uncertainties which could cause performance to differ materially from that expressed or implied in these statements. Important factors that either individually or in the aggregate could cause actual results to vary from those expressed in the forward-looking statements are discussed in the "Forward-Looking Information" section in the Management's Discussion and Analysis included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material change since the end of the fiscal year.

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 4. Submission of Matters to a Vote of Security Holders
------- ---------------------------------------------------

(a) On April 29, 1998, the Company held its regular annual meeting of Shareholders.

(b) Below is a brief description of each matter voted upon at the annual meeting, each more fully described in that Definitive Proxy Statement, dated March 24, 1998.

        (i) Election of four Directors to serve terms of three years: Lee A. Ault, III (127,089,110 votes "for" and 1,092,993 votes withheld); John L. Clendenin (127,041,049 votes "for" and 1,141,054 votes withheld); A. William Dahlberg (127,330,694 votes "for" and 851,409 votes withheld); and L. Phillip Humann (127,095,396 votes "for" and 1,086,707 votes withheld). The names of each other Director whose term of office as a Director continued after this meeting are as follows: Thomas F. Chapman, Robert P. Forrestal, Larry L. Prince, Daniel W. McGlaughlin, D. Raymond Riddle, C. B. Rogers, Jr., Betty
             L. Siegel, Ph.D. and Louis W. Sullivan, M.D.

        (ii) Approval of Appointment of Arthur Andersen LLP as independent public accountants of the Company for the year 1998 (127,238,345 votes "for"; 429,374 votes "against"; and 514,384 abstentions).


Item 5. Other Information
------- -----------------

For the 1999 Annual Meeting of Stockholders, any stockholder proposal that was not submitted for inclusion in the proxy materials, but is intended to be presented for action at the meeting, must be submitted to the Company no later than February 9, 1999. If not received by February 9, 1999, proxies solicited by the Company for that meeting may be voted on the proposal at the discretion of the person or persons holding those proxies.

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


                                       EQUIFAX INC.
                                       ------------
                                       (Registrant)


Date:  August 13, 1998                 /s/Thomas F. Chapman
                                       --------------------
                                       Thomas F. Chapman, President
                                       and Chief Executive Officer


Date:  August 13, 1998                 /s/Philip J. Mazzilli
                                       ---------------------
                                       Philip J. Mazzilli
                                       Corporate Vice President,
                                       Treasurer and Controller

                                 EXHIBIT INDEX
                                 -------------


     Exhibit Number      Description of Index
     --------------      --------------------

           27 Financial Data Schedule, submitted to the Securities and Exchange Commission in electronic format