Form 10-Q
period 1998-09-30
EQUIFAX INC
filed 1998-11-16
CIK 33185

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended        September 30, 1998
                                    ---------------------------------------

                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


     For the transition period ended
                                     -------------------------

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                              Outstanding at September 30, 1998
            -----                              ---------------------------------

Common Stock, $1.25 Par Value                               147,446,368

                                     INDEX

                                                                       Page No.
                                                                       --------
Part I.  Financial Information

         Item 1. Financial Statements

                 Consolidated Balance Sheets --
                  September 30, 1998 and December 31, 1997              2 - 3

                 Consolidated Statements of Income --
                  Three Months Ended September 30, 1998 and 1997            4

                 Consolidated Statements of Income --
                  Nine Months Ended September 30, 1998 and 1997             5

                 Consolidated Statement of Shareholders'
                  Equity -- Nine Months Ended September 30, 1998            6

                 Consolidated Statements of Cash Flows --
                  Nine Months Ended September 30, 1998 and 1997             7

                 Notes to Consolidated Financial Statements            8 - 12

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 13 - 19

         Item 3. Quantitative and Qualitative Disclosures
                  About Market Risk                                        19

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K                          20

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
                                                SEPTEMBER 30,    DECEMBER 31,
(In thousands)                                      1998             1997
-----------------------------------------------------------------------------
                                                (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                        $   85,935       $   52,251
Accounts receivable                                 330,541          270,665
Deferred income tax assets                           34,670           39,221
Other current assets                                 67,061           38,795
                                                 ----------       ----------

 Total current assets                               518,207          400,932
                                                 ----------       ----------

PROPERTY AND EQUIPMENT:
Land, buildings and improvements                     30,267           24,870
Data processing equipment and furniture             237,329          194,553
                                                 ----------       ----------

                                                    267,596          219,423
Less accumulated depreciation                       146,225          124,689
                                                 ----------       ----------

                                                    121,371           94,734
                                                 ----------       ----------

GOODWILL                                            741,361          365,427
                                                 ----------       ----------

PURCHASED DATA FILES                                176,834          103,282
                                                 ----------       ----------

OTHER ASSETS                                        272,904          212,729
                                                 ----------       ----------

                                                 $1,830,677       $1,177,104
                                                 ==========       ==========

The notes on pages 8 through 12 are an integral part of these consolidated balance sheets.

CONSOLIDATED BALANCE SHEETS

                                                                    SEPTEMBER 30,       DECEMBER 31,
(In thousands, except par value)                                        1998                1997
----------------------------------------------------------------------------------------------------
                                                                      (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt and current maturities of long-term debt            $   50,367         $   12,984
Accounts payable                                                       106,043             94,682
Accrued salaries and bonuses                                            35,536             26,404
Income taxes payable                                                    24,680             13,827
Other current liabilities                                              204,610            179,712
                                                                    ----------         ----------

  Total current liabilities                                            421,236            327,609
                                                                    ----------         ----------

LONG-TERM DEBT, LESS CURRENT MATURITIES                                849,039            339,301
                                                                    ----------         ----------

LONG-TERM DEFERRED REVENUE                                              34,999             42,848
                                                                    ----------         ----------

OTHER LONG-TERM LIABILITIES                                            126,738            117,949
                                                                    ----------         ----------

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
Common stock, $1.25 par value; shares authorized -
  300,000; issued - 173,422 in 1998 and 172,465 in 1997;
  outstanding - 141,461 in 1998 and 142,609 in 1997                    216,778            215,581
Preferred stock, $0.01 par value; shares authorized -
  10,000; issued and outstanding - none in 1998 or 1997                     --                 --
Paid-in capital                                                        274,862            244,496
Retained earnings                                                      531,564            421,541
Accumulated other comprehensive income (Note 6)                        (23,821)           (20,076)
Treasury stock, at cost, 25,976 shares in 1998
  and 23,304 shares in 1997                                           (541,741)          (447,578)
Stock held by employee benefits trusts, at cost,
  5,985 shares in 1998 and 6,553 shares in 1997                        (58,977)           (64,567)
                                                                    ----------         ----------

  Total shareholders' equity                                           398,665            349,397
                                                                    ----------         ----------

                                                                    $1,830,677         $1,177,104
                                                                    ==========         ==========

The notes on pages 8 through 12 are an integral part of these consolidated balance sheets.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
(In thousands, except per share amounts)                    1998        1997
--------------------------------------------------------------------------------

Operating revenue                                         $425,414    $344,086
                                                          --------    --------

Costs of services                                          246,509     200,986
Selling, general and administrative expenses                79,258      60,363
                                                          --------    --------

 Total operating expenses                                  325,767     261,349
                                                          --------    --------

Operating income                                            99,647      82,737

Other income, net                                            3,384       1,489
Interest expense                                           (12,719)     (5,229)
                                                          --------    --------

Income before income taxes                                  90,312      78,997

Provision for income taxes                                  36,783      31,757
                                                          --------    --------

Net income                                                $ 53,529    $ 47,240
                                                          ========    ========

Per common share (basic):
  Net income                                              $   0.38    $   0.33
                                                          ========    ========
  Shares used in computing basic earnings per share        141,794     144,226
                                                          ========    ========

Per common share (diluted):
  Net income                                              $   0.37    $   0.32
                                                          ========    ========
  Shares used in computing diluted earnings per share      144,863     147,637
                                                          ========    ========

Dividends per common share                                $ 0.0875    $ 0.0875
                                                          ========    ========

The notes on pages 8 through 12 are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
(In thousands, except per share amounts)                            1998               1997
----------------------------------------------------------------------------------------------
Operating revenue                                                $1,171,972          $999,114
                                                                 ----------          --------
Costs of services                                                   680,509           579,717
Selling, general and administrative expenses                        218,639           190,349
                                                                 ----------          --------
 Total operating expenses                                           899,148           770,066
                                                                 ----------          --------
Operating income                                                    272,824           229,048

Other income, net                                                     4,754            44,652
Interest expense                                                    (27,973)          (15,033)
                                                                 ----------          --------
Income from continuing operations before income taxes               249,605           258,667

Provision for income taxes                                          100,709           111,696
                                                                 ----------          --------
Income from continuing operations                                   148,896           146,971
                                                                 ----------          --------
Discontinued operations:
Income from discontinued operations, net of income
  taxes of $10,179                                                       --            14,336
Costs associated with effecting the spinoff, net of
  income tax benefit of $2,154                                           --           (12,887)
                                                                 ----------          --------
Total discontinued operations                                            --             1,449
                                                                 ----------          --------
Net income                                                       $  148,896          $148,420
                                                                 ==========          ========
Per common share (basic):
  Income from continuing operations                              $     1.05          $   1.02
  Discontinued operations                                                --              0.01
                                                                 ----------          --------
  Net income                                                     $     1.05          $   1.03
                                                                 ==========          ========
  Shares used in computing basic earnings per share                 141,621           144,659
                                                                 ==========          ========
Per common share (diluted):
  Income from continuing operations                              $     1.03          $   0.99
  Discontinued operations                                                --              0.01
                                                                 ----------          --------
  Net income                                                     $     1.03          $   1.00
                                                                 ==========          ========
  Shares used in computing diluted earnings per share               144,651           148,274
                                                                 ==========          ========
Dividends per common share                                       $   0.2625          $ 0.2575
                                                                 ==========          ========

The notes on pages 8 through 12 are an integral part of these consolidated statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                    NINE MONTHS ENDED
(In thousands)                                                     SEPTEMBER 30, 1998
----------------------------------------------------------------------------------------
COMMON STOCK:
Balance at beginning of period                                           $ 215,581
Shares issued under stock plans                                              1,197
                                                                         ---------

Balance at end of period                                                 $ 216,778
                                                                         =========

PAID-IN CAPITAL:
Balance at beginning of period                                           $ 244,496
Shares issued under stock plans                                             15,926
Adjustment for treasury shares reissued for an acquisition                   2,666
Adjustment for benefits trust shares reissued for benefit plans             10,392
Other                                                                        1,382
                                                                         ---------

Balance at end of period                                                 $ 274,862
                                                                         =========

RETAINED EARNINGS:
Balance at beginning of period                                           $ 421,541
Net income                                                                 148,896
Cash dividends paid                                                        (38,873)
                                                                         ---------

Balance at end of period                                                 $ 531,564
                                                                         =========

ACCUMULATED OTHER COMPREHENSIVE INCOME (Note 6):
Balance at beginning of period                                           $ (20,076)
Adjustment during period                                                    (3,745)
                                                                         ---------

Balance at end of period                                                 $ (23,821)
                                                                         =========

TREASURY STOCK:
Balance at beginning of period                                           $(447,578)
Cost of shares repurchased                                                 (97,447)
Cost of shares reissued for an acquisition                                   3,334
Cost of shares reissued under stock plans                                      279
Other                                                                         (329)
                                                                         ---------

Balance at end of period                                                 $(541,741)
                                                                         =========

STOCK HELD BY EMPLOYEE BENEFITS TRUSTS:
Balance at beginning of period                                           $ (64,567)
Cost of shares reissued for benefit plans                                    3,843
Cost of shares reissued under stock plans                                    1,747
                                                                         ---------

Balance at end of period                                                 $ (58,977)
                                                                         =========

The notes on pages 8 through 12 are an integral part of this consolidated statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
(In thousands)                                                                  1998          1997
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $ 148,896     $ 148,420
   Less income from discontinued operations                                          --        (1,449)
                                                                              ---------     ---------
  Income from continuing operations                                             148,896       146,971
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
    Depreciation and amortization                                                72,343        56,208
    Gain from sale of business                                                       --       (42,798)
    Changes in assets and liabilities:
      Accounts receivable, net                                                  (27,104)      (38,648)
      Current liabilities, excluding debt                                        44,092         7,426
      Other current assets                                                      (11,679)       (7,850)
      Deferred income taxes                                                      10,950        14,526
      Other long-term liabilities, excluding debt                               (14,023)        4,002
      Other assets                                                              (17,010)      (10,227)
                                                                              ---------     ---------
  Net cash provided by operating activities of continuing operations            206,465       129,610
                                                                              ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                           (35,026)      (25,387)
  Additions to other assets, net                                                (49,146)      (28,571)
  Acquisitions, net of cash acquired                                           (474,655)      (75,038)
  Proceeds from sale of business                                                     --        80,998
  Investments in unconsolidated affiliates                                      (18,778)           --
                                                                              ---------     ---------
  Net cash used in investing activities of continuing operations               (577,605)      (47,998)
                                                                              ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings                                                      32,220        17,330
  Net additions (payments) to long-term debt                                    499,216       (89,452)
  Dividends paid                                                                (38,873)      (38,933)
  Treasury stock purchases                                                      (97,447)      (79,425)
  Proceeds from exercise of stock options                                         9,009        15,583
  Other                                                                           2,571         1,687
                                                                              ---------     ---------
  Net cash provided (used) by financing activities of continuing operations     406,696      (173,210)
                                                                              ---------     ---------
Effect of foreign currency exchange rates on cash                                (1,872)        1,361
Net cash provided by discontinued operations                                         --       100,148
                                                                              ---------     ---------
Net cash provided                                                                33,684         9,911
Cash and cash equivalents, beginning of period                                   52,251        48,160
                                                                              ---------     ---------
Cash and cash equivalents, end of period                                       $ 85,935     $  58,071
                                                                              =========     =========

The notes on pages 8 through 12 are an integral part of these consolidated statements.

                                 EQUIFAX INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 1998


1.  BASIS OF PRESENTATION:

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the statement of financial position of the Company as of September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998 and 1997, and the cash flows for the nine months ended September 30, 1998 and 1997. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2.  NATURE OF OPERATIONS:

The Company principally provides information services to businesses to help them grant credit and authorize and process credit card and check transactions. The principal lines of business are information services and payment services (see
Note 9 for industry segment information). The principal markets for both information and payment services are retailers, banks and other financial institutions, with information services also serving the telecommunications and utility industries. The Company's operations are predominately located within the United States, with foreign operations principally located within Canada, the United Kingdom, Chile, Brazil and Argentina.

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

4.  DISCONTINUED OPERATIONS:

On December 9, 1996, the Company announced its intention to split into two independent, publicly traded companies by spinning off its Insurance Services industry segment, contingent on receiving a favorable ruling from the IRS regarding the tax-free status of the dividend for U.S. shareholders. In July 1997, the Company received the favorable IRS ruling and on August 7, 1997 completed the spinoff of its Insurance Services industry segment. The spinoff was accomplished by the Company's contribution of the business units that comprised the Insurance Services segment into one wholly owned subsidiary, ChoicePoint Inc. All of the common stock of ChoicePoint was then distributed to Equifax shareholders as a dividend, with one share of ChoicePoint common stock distributed for each ten shares of Equifax common stock held. As a result of the spinoff, the Company's consolidated statements of income and consolidated statement of cash flows for the nine months ended September 30, 1997 have been prepared with the Insurance Services segment results of operations and cash flows shown as "discontinued operations". During the third quarter of 1997, the Company recorded an expense of $15,041,000 ($12,887,000 after tax, or $.09 per share) to reflect the net costs associated with effecting the spinoff.

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

6.  SHAREHOLDERS' EQUITY:

TREASURY STOCK. During the first nine months of 1998, the Company repurchased approximately 2,443,000 of its common shares through open market transactions at an aggregate cost of $83,212,000. In September 1998, the Company also repurchased 390,000 shares from an employee benefit trust for $14,235,000, which the trust contributed to the Company's U.S. Retirement Plan. As of September 30, 1998, approximately $125 million remained authorized for future share repurchases.

During the third quarter of 1998, the Company reissued approximately 164,000 shares valued at $6.0 million for an acquisition (note 8).

COMPREHENSIVE INCOME. Effective with the first quarter, 1998 the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income". For the nine month periods ending September 30, 1998 and 1997, comprehensive income is as follows:

                                                    Nine Months Ended
                                                      September 30
(In Thousands)                                     1998            1997
--------------                                   --------        --------
Net Income                                       $148,896        $148,420

Change in cumulative foreign
   currency translation adjustment                 (3,745)         (1,902)
                                                 --------        --------

Comprehensive income                             $145,151        $146,518
                                                 ========        ========

Accumulated other comprehensive income at September 30, 1998 and December 31, 1997 consists of the following components:

(In Thousands)                        September 30, 1998    December 31, 1997
--------------                        ------------------    -----------------
Cumulative foreign currency
   translation adjustment                  $17,429               $13,684

Adjustment for minimum liability
   under supplemental retirement plan        6,392                 6,392
                                           -------               -------

                                           $23,821               $20,076
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

On November 25, 1997, CSC exercised an option, also contained in the agreement, to sell its collection businesses to the Company at a purchase price of approximately $38 million. This transaction was finalized in the second quarter of 1998. Subsequent to November 25, 1997, the Company determined that the fair value of the business being sold (based on its estimated discounted cash flows) was less than the contractual purchase price because a major contract expiring in 1998 would not be renewed. Accordingly, in the fourth quarter of 1997, the Company recorded a $25,000,000 charge ($14,950,000 after tax, or $.10 per share) to reflect a valuation loss on this acquisition, with a corresponding $25,000,000 liability included in other current liabilities. As of September 30, 1998, the $25,000,000 liability has been reclassified to reduce the amount of goodwill recorded with this acquisition. In October 1998, this business was sold for approximately the carrying amount of its net assets.

8.  ACQUISITIONS, EQUITY INVESTMENTS AND DIVESTITURE:

During the first nine months of 1998, the Company:

 . Acquired a risk management services business in the U.S. (Note 7) and a risk management services business in the U.K.
 . Acquired the credit files of twelve affiliates located in the United States and one affiliate located in Canada.
 . Acquired The Decisioneering Group, Inc., a consulting services business in the
  U.S.
 . Increased its ownership to greater than 50% in two foreign affiliates in Spain and Peru and began consolidating their operations.
 . Increased the ownership in its Canadian operations to 100%.
 . Made equity investments in information services companies in India and the
  U.K.
 . Acquired 59.3% of a credit card services company in Brazil.
 . Acquired 80% of an information services company in Brazil.
 . Made an equity investment in 34% of a data processing services company in Brazil.

The businesses and increased equity interests in companies of greater than 50% ownership were accounted for as purchases, and had a total purchase price of $487.2 million. They were acquired for cash of $481.2 million and the reissuance of treasury stock with a market value of $6.0 million. The equity investments totaled $18.8 million, were acquired for cash, and were accounted for under the equity method. The total invested in Brazilian companies was approximately $350 million. The Company expects these Brazilian investments to dilute earnings per share approximately $.04 in 1998 and $.07 in 1999 due to increased goodwill amortization, interest expense and expense associated with our "year
2000 program". Also, during the first quarter of 1998, the Company obtained the control necessary and began to consolidate the operations of its 66.7% investment in Organizacion VERAZ S.A. in Argentina which was acquired in 1997 and 1994. These acquisitions and the consolidation of VERAZ resulted in $386.0 million of goodwill and $84.4 million of purchased data files. These allocations include $26.0 million reallocated from other assets related to the Company's investment in VERAZ and two other foreign affiliates previously accounted for under the equity method. Their results of operations have been included in the consolidated statements of income from the dates of acquisition. The following unaudited pro forma information has been prepared as if these acquisitions had occurred on January 1, 1997. The information is based on historical results of the separate companies and may not necessarily be indicative of the results that could have been achieved or, of results which may occur in the future.

                                              Nine                 Nine
(In thousands, except per share           Months Ended         Months Ended
 amounts)                              September 30, 1998   September 30, 1997
-------------------------------        ------------------   ------------------
Revenue                                    $1,301,233           $1,167,831
Net income                                    136,777              137,193
Net income per common share (diluted)            0.94                 0.92

During the third quarter of 1997, the company sold its National Decision Systems business unit from its North American Information Services industry segment. Cash proceeds, net of related divestiture expenses, totaled $80,998,000 and resulted in a gain of $42,798,000 recorded in other income ($17,881,000 after tax, or $.12 per share).

9.  INDUSTRY SEGMENT INFORMATION:

Effective with the first quarter, 1998, the Company adopted FASB Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information". Operating revenue and operating income by industry segment for the third quarter and first nine months of 1998 and 1997 are as follows:

                                                        Third Quarter                                  Nine Months
                                                -----------------------------                -------------------------------
Operating Revenue:                                1998                 1997                      1998                 1997
------------------                              --------             --------                ----------             --------
North American Information Services             $201,579             $178,670                $  578,454             $533,206
Payment Services                                 130,369              108,612                   358,493              312,951
Equifax Europe                                    61,559               45,547                   164,665              127,257
Equifax Latin America                             29,498                8,848                    63,133               18,474
Other                                              2,409                2,409                     7,227                7,226
                                                --------             --------                ----------             --------
                                                $425,414             $344,086                $1,171,972             $999,114
                                                ========             ========                ==========             ========
Operating Income:
-----------------
North American Information Services             $ 70,525             $ 63,064                $  202,242             $182,702
Payment Services                                  26,501               18,223                    68,370               52,782
Equifax Europe                                     7,578                7,240                    16,646               13,905
Equifax Latin America                              6,046                1,785                    14,578                4,917
Other                                              2,217                2,217                     6,649                6,651
                                                --------             --------                ----------             --------
Operating Contribution                           112,867               92,529                   308,485              260,957
General Corporate Expense                        (13,220)              (9,792)                  (35,661)             (31,909)
                                                --------             --------                ----------             --------
                                                $ 99,647             $ 82,737                $  272,824             $229,048
                                                ========             ========                ==========             ========

10.  EARNINGS PER SHARE (EPS):

The income amount used in the numerator of the Company's EPS calculations is the same for both basic and diluted EPS. A reconciliation of the average outstanding shares used in the denominator of the calculations is as follows:

                                                        Third Quarter                                 Nine Months
                                                 ---------------------------                 ----------------------------
(in thousands)                                     1998                1997                     1998                1997
--------------                                   -------             -------                  -------             -------
Weighted average shares
   outstanding (basic)                           141,794             144,226                  141,621             144,659
Effect of dilutive securities:
   Stock options                                   2,776               2,914                    2,737               3,118
   Performance share plan                            293                 497                      293                 497
                                                 -------             -------                  -------             -------
Weighted average shares
   outstanding (diluted)                         144,863             147,637                  144,651             148,274
                                                 =======             =======                  =======             =======

11.  RECENT ACCOUNTING PRONOUNCEMENT:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

           (Third quarter and first nine months of 1998 compared to the third quarter and first nine months of 1997)

On August 7, 1997, the Company completed the spinoff of its Insurance Services industry segment (Note 4). Accordingly, the results of operations information presented below reflect only the continuing operations of the Company.

Revenue for the third quarter and first nine months increased 23.6% and 17.3% respectively over the comparable periods of 1997. After adjusting for the May 1997 divestiture of National Decision Systems, revenue was up 23.6% in the quarter and 18.8% in the first nine months, with approximately 13.8 and 9.4 percentage points of the respective increases attributable to acquisitions. Operating income of $99.6 million in the quarter and $272.8 million in the first nine months increased 20.4% and 19.1% respectively, over the prior year. These increases are primarily the result of revenue growth and continued operating leverage across all operating groups.

Excluding an after-tax gain of $17.9 million or $.12 per share from the sale of National Decision Systems in May 1997, net income from continuing operations increased 13.3% in the quarter and 15.3% year-to-date, and diluted earnings per share from continuing operations increased 15.6% in the quarter and 18.4% year-to-date. During the third quarter and first nine months of 1998, the Company expensed approximately $5.7 million ($3.4 million after tax or $.02 per share) and $14.3 million ($8.6 million after tax or $.06 per share) respectively, in costs related to the Company's "year 2000 program". The Company expects that the total impact of the Company's year 2000 program expenses will be approximately $.09 per share in 1998.

The following discussion analyzes operating results by industry segment (Note
9), general corporate expense, and consolidated other income, interest expense and effective income tax rates.

North American Information Services
-----------------------------------

Revenue in North American Information Services, which includes U.S. Reporting Services, U.S. Risk Management Services, Mortgage Information Services, Canadian Operations, as well as National Decision Systems (divested in May 1997) increased 12.8% in the quarter and 8.5% year-to-date. Excluding the divestiture, revenue increased 12.8% in the quarter and 11.2% in the first nine months with
5.6 and 4.1 percentage points of the respective increases attributable to acquisitions. U.S. Reporting Services revenue was up 11.0% in both periods due to increased demand from the finance and telecommunication/utility industries as well as growth in marketing services. Although modest pricing pressures are expected to continue, average prices for credit reports were up slightly in both periods. Revenue in U.S. Risk Management Services was up 27.9% in the quarter and 19.8% year-to-date due to the May 1998 acquisition of CSC's collection business, which the company sold in October 1998 (Note 7) and continued growth in receivables management outsourcing. Mortgage Information Services revenue increased $2.6 million in the quarter and $6.2 million year-to-date due to the favorable interest rate environment.

Canadian revenues declined 4.0% in the third quarter and 4.1% in the first nine months due to unfavorable exchange rate movements. In local currency, revenues were up 4.9% in the quarter and 1.9% year-to-date due to a third quarter 1998 acquisition. Excluding these acquisitions, revenues were about level with the prior year in both periods as gains in Reporting Services were offset by declines in Risk Management revenue.

Operating income for North American Information Services increased 11.8% in the quarter and 10.7% year-to-date due primarily to the revenue growth in U.S. Reporting Services, U.S. Risk Management Services, and Mortgage Information Services.

Payment Services
----------------

Revenue in Payment Services, which includes Card Services, Check Services, and Card Software, increased 20.0% in the quarter and 14.6% in the first nine months over the comparable prior year periods with the third quarter acquisition of a card services business in Brazil accounting for 5.7 and 2.0 percentage points of the respective increases. Exclusive of this acquisition, Card Services revenue was up 10.8% in the quarter and 13.3% year-to-date with growth driven by increases in processing of both cardholder and merchant transactions. Revenue growth in Card Services was tempered by price reductions within the CSG-Madison operations where certain cost savings achieved from converting these operations to the Company's card processing system are being passed on to customers. Excluding CSG-Madison, Card Services revenue increased approximately 15% in the quarter and 19% in the first nine months. Third quarter and year-to-date revenue in Check Services increased 7.4% and 6.9% respectively, due primarily to increased volume. Card Software revenues were up in both periods due to timing of license sales between years.

Operating income increased 45.4% in the quarter and 29.5% year-to-date driven by the revenue growth within Card Services and the operating leverage achieved from the integration of the CSG-Madison operations, acquired in the fourth quarter of 1996. The growth in this segment's third quarter operating income also benefited from the performance in Card Software due to higher revenues in the period.

Equifax Europe
--------------

Equifax Europe consists of operations primarily in the United Kingdom and Spain. During the third quarter 1998, the Company increased its ownership in the operations in Spain to 58% and obtained the control necessary to consolidate these operations. Also, in the first quarter 1998, Equifax Europe acquired a risk management services business in the U.K. Exclusive of these acquisitions, revenue was up 11.5% in the quarter and 15.1% in the first nine months, driven by volume increases in U.K. Consumer Information Services and improved performance across almost all industry groups.

Operating income for Equifax Europe increased 4.7% in the quarter and 19.7% year-to-date. The third quarter operating income growth for Equifax Europe was tempered by higher expenses related to modification of computer software for compliance with Year 2000 and start up expenses related to a third quarter 1998 joint venture. Excluding these expenses, operating income increased 24.1% in the quarter and 41.0% year-to-date, driven by the operating leverage obtained from the revenue growth and continued integration of acquisitions.

Equifax Latin America
---------------------

Equifax Latin America consists of operations primarily in Chile, Argentina and Brazil as well as a developing operation in Mexico. Revenue increases in both periods were due primarily to an August 1998 acquisition in Brazil and the consolidation of the operations in Argentina. The year-to-date revenue increase also reflects the consolidation of the operation in Chile beginning in the second quarter of 1997. In the first quarter of 1997, the Company owned 50% of Chile and 33.3% of Argentina and accounted for these operations under the equity method of accounting. In April 1997, the Company increased its ownership in Chile to 100% and began consolidating this operation. In December 1997, the Company increased its investment in Argentina to 66.7% and, in early 1998, obtained the control necessary to consolidate this operation.

Operating income for Equifax Latin America was up $4.3 million in the quarter and $9.7 million year-to-date. The third quarter and year-to-date increases were due primarily to the ownership increase in Argentina and the acquisition in Brazil, while the year-to-date increase also benefited from the ownership increase in Chile.

Other
-----

This segment's revenue and operating income remained comparable between periods. Its operations consist solely of a subcontract related to the Company's lottery subsidiary.

General Corporate Expense
-------------------------

General Corporate Expense increased $3.4 million in the third quarter and $3.8 million year-to-date over the respective prior year periods. These increases were primarily the result of higher Year 2000 expenses and costs related to the development of digital certificate services. The third quarter was also negatively impacted by higher stock plan expense.

Other Income
------------

The $1.9 million increase in other income from the third quarter of 1997 to the third quarter of 1998 was primarily due to higher interest income resulting from the temporary investment of loan proceeds prior to their use for acquisitions. The $39.9 million decrease in year-to-date other income was due to the 1997 $42.8 million gain on the sale of National Decision Systems, partially offset by the higher levels of interest income in 1998.

Interest Expense
----------------

Interest expense increased $7.5 million in the quarter and $12.9 million year-to-date due to the higher level of borrowings for acquisitions and share repurchases.

Effective Income Tax Rates
--------------------------

The increase in the effective tax rate in the third quarter was due primarily to nondeductible goodwill and minority interest expense associated with certain of the 1998 acquisitions. The decline in the year-to-date effective tax rate was due primarily to the nondeductible goodwill related to the 1997 sale of National Decision Systems.

                              FINANCIAL CONDITION

Net cash provided by operations for the first nine months increased from $129.6 million in 1997 to $206.5 million in 1998 and working capital increased $23.6 million between years. Normal capital expenditures and dividend payments were met with these internally generated funds.

Other significant outlays in the first nine months included $97.4 million of treasury stock purchases (Note 6), $474.7 million (net of $6.5 million cash acquired) for acquisitions (Note 8) and $18.8 million for investments in unconsolidated affiliates. These items were principally financed by an increase in long-term debt and excess cash from operations. In September 1998, the Company offered and sold $400 million in senior unsecured notes and debentures (Note 5), with $250 million proceeds received in June and $150 million received in July (before discounts and fees).

As of September 30, 1998, approximately $125 million remained authorized under the Company's share repurchase program. Capital expenditures for the remainder of 1998 are currently projected to be approximately $35 million, exclusive of acquisitions. Additional expenditures are possible as opportunities arise. The remaining 1998 capital expenditures, exclusive of acquisitions, should be met with internally generated funds. At September 30, 1998, $522 million was available under the Company's $750 million revolving credit facility to fund future capital requirements, including the possible purchase of the CSC credit reporting businesses (Note 7). Management feels that the Company's liquidity will remain strong in both the short-term and long-term, and that the Company has sufficient debt capacity to finance all of these requirements, if necessary.

                             YEAR 2000 INFORMATION

     Background
     ----------
     The widespread use of computer software that relies on two digits, rather than four digits, to define the applicable year may cause computers and computer-controlled systems to malfunction or incorrectly process data as we approach and enter the year 2000. In view of the potential adverse impact of these "year 2000 problems" on our business, operations and financial condition, we have implemented a central function to manage, validate and report on a continuing basis to the Company's executive management and Board of Directors with regard to our "year 2000 program." Our year 2000 program process comprises five continuing activities: (a) identification and assessment, (b) remediation planning, (c) remediation,
     (d) testing, and (e) contingency planning for year 2000 problem failures.

     The Company's Year 2000 Focus
     -----------------------------
     We have focused our year 2000 program primarily in the following areas: (a) our information technology systems, which include (i) internally developed business applications software, (ii) software provided by vendors and (iii) the computer and peripheral hardware used in our operations; (b) electronic data interchange systems; (c) non-information technology systems (embedded technology) including office business machines, and security, backup power and other building systems; and (d) the flow of materials and non-information technology services from our vendors.

     Readiness and Plans
     -------------------
     This section describes the status of our year 2000 program activities, excluding our recently acquired operations in Brazil. With regard to those Brazilian operations, we currently are integrating the results of our year 2000 acquisition due diligence with our year 2000 program process; we plan to complete that integration activity in the first quarter of 1999.

     (a)  Information Technology Systems
          ------------------------------
          We have completed our year 2000 identification, assessment and remediation planning activities for the application software and host environments (operating systems software and hardware) of our critical information technology systems, including our systems for North American Information Services, Payment Services, Equifax Europe and Equifax Latin America. We plan to complete the remediation and testing of those elements by December 31, 1998.

          We plan to complete the identification, assessment and remediation planning activities with regard to the other elements of our critical information technology systems (including our local area networks and desktop computing environments) by March 31, 1999, and the remediation and testing activities associated with those elements by August 31, 1999.

          We concurrently are addressing year 2000 issues with respect to our non-critical information technology systems, and believe their level of readiness will be sufficient to avoid any material impact on the Company's business, operations or financial condition.

          The majority of our information technology systems for North American Information Services and Equifax Europe are operated at data centers managed by IBM Global Services. IBM is assisting us in achieving year 2000 readiness for our data processing operating environments in the IBM Global Services data centers.

     (b)  Electronic Data Interchange Systems
          -----------------------------------
          We are working with those others with whom we engage in electronic data interchange (including vendors, customers and other data suppliers), and with our network telecommunications service providers, to identify,
                                       16
          assess and test for potential year 2000 problem failures in our electronic data interchange systems. Further, we are working with them to identify, implement and test solutions for identified problems. We believe that this process will be an ongoing one throughout 1999, as we develop additional information regarding those systems. As part of those efforts, we have been in contact with each of our critical network telecommunications service providers to assess their state of year 2000 readiness and determine the potential for year 2000 problem failures resulting from their equipment and networks. In cases where we determine that the risks associated with particular service providers are not acceptable, we believe that we will be able to timely migrate to satisfactory alternative delivery systems.

          We have completed a substantial portion of our identification, assessment and remediation planning activities for Company owned hardware components of our critical network telecommunications systems, and we are remediating those components as appropriate. We believe that those identification, assessment and remediation planning activities will be completed by March 31, 1999, and that remediation and testing activities will be completed by August 31, 1999.

          Overall, we believe that our electronic data interchange systems will be year 2000 ready as necessary to avoid any material adverse impact on the Company's business, operations or financial condition.

     (c)  Non-Information Technology Systems
          ----------------------------------
          We have completed a substantial majority of our ongoing identification, assessment and remediation planning for the year 2000 problem failures that may occur in our non-information technology systems resulting from embedded technologies, including office business machines, and security, backup power and other building systems. We plan to complete the substantial majority of our remediation and testing of such systems by March 31, 1999.

     (d)  Materials and Services
          ----------------------
          We have distributed surveys to our materials and non-information technology services vendors that support our material operations requesting disclosure of their year 2000 readiness status and their plans for addressing year 2000 problems relating to those goods and services and any applicable delivery systems. We have requested and will request additional assurances (including in some instances audit and test activities) from our critical vendors that their goods, services and delivery systems will be appropriately and timely year 2000 ready to meet our continuing needs. If any vendor is unable or unwilling to provide appropriate assurances, we believe that we will be able to use alternative vendors. While we believe a substantial majority of these activities will be completed by June 30, 1999, they will continue throughout 1999.

     Costs to Address
     ----------------
     We estimate that the cost of our year 2000 program activities will be $48 million. Through September 30, 1998, we have incurred costs of approximately $21 million related to those activities. Regarding our annual per share charges, we expensed approximately one cent per share in 1996 and two cents per share in 1997 in connection with our year 2000 program activities, plan to expense approximately nine cents per share in 1998, and plan to expense eight cents per share in 1999. The 1999 expense estimate includes approximately two cents per share related to our recently acquired operations in Brazil.

     Business Continuity and Contingency Planning
     --------------------------------------------
     We are in the process of identifying the reasonably likely year 2000 problem failures that we could experience with the goal of revising, to the extent practical, our existing business continuity and contingency plans to address the internal and external issues specific to those problems. Those plans, which are intended to enable us to continue to operate, include performing certain processes manually; repairing or obtaining replacement systems; changing suppliers; and reducing or suspending certain non-critical aspects of our operations. However, we believe that, due to the widespread nature of potential year 2000 problems, the contingency planning process is an ongoing one requiring continuing plan development and modification as we obtain additional information regarding (a) our internal systems and equipment during the remediation and testing phases of our year 2000 program, and (b) the status and impact on the Company of the year 2000 readiness of others.

     Possible Consequences of Year 2000 Problems
     -------------------------------------------
     We believe that we have put in place the processes and are devoting the resources necessary to achieve a level of readiness to meet our year 2000 challenges in a timely and appropriate manner. However, there can be no assurance that our internal systems or the systems of others on which we rely will be year 2000 ready in a timely and appropriate manner or that our contingency plans or the contingency plans of others on which we rely will mitigate the effects of year 2000 problem failures. Currently, we believe the most reasonably likely worst case scenario would be a sustained, concurrent failure of multiple critical systems (internal and external) that support our operations. While we do not expect that scenario to occur, that scenario if it occurs could, even despite the successful execution of our business continuity and contingency plans, result in the reduction or suspension of a material portion of our operations and accordingly have a material adverse effect on our business and financial condition.

     The preceding "Year 2000 Information" discussion contains various forward-looking statements that represent our beliefs or expectations regarding future events. When used in the "Year 2000 Information" discussion, the words "believes," "expects," "estimates," "plans", "goals" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, our expectations as to when we will complete the identification and assessment, remediation planning, remediation and testing activities of our year 2000 program as well as our year 2000 contingency planning; our estimated cost of achieving year 2000 readiness; and our belief that our internal systems and equipment will be year 2000 ready in a timely and appropriate manner. Those forward-looking statements involve a number of risks and uncertainties that, individually or in the aggregate, could cause the actual results to differ materially from the projected results. Factors that may cause those differences include availability of information technology resources; customer demand for our products and services; continued availability of materials, services and data from our suppliers; the ability to identify and remediate all date sensitive lines of computer code and to replace embedded computer chips in affected systems and equipment; the failure of others to timely achieve appropriate year 2000 readiness; and the actions or inaction of governmental agencies and others with respect to year 2000 problems.

                          FORWARD-LOOKING INFORMATION

Statements in this Form 10-Q that relate to future plans, objectives, expectations, performance, events and the like are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934. Future events, risks and uncertainties, individually or in the aggregate, could cause actual results to differ materially from those expressed or implied in these statements. Those factors could include worldwide and U.S. economic conditions, changes in demand for the Company's products and services, risks associated with the integration of acquisitions and other investments, and other factors discussed in the "forward-looking information" section in the Management's Discussion and Analysis included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material change since the end of the fiscal year.

                          PART II. OTHER INFORMATION
                          --------------------------


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

          2.1 Acquisition Agreement By and Among Equifax Inc., Equifax South America, Inc., Equifax do Brasil Holdings Ltda., P.U.P. Participacoes S.A., Andrade Gutierrez Telecomunicacoes Ltda., Construtora Andrade Gutierrez S.A., SOCMA Americana S.A. and Partech Ltda., dated August 31, 1998.
              (Portions of this Exhibit have been omitted and filed separately with the Commission under a request for confidential treatment.)

         10.1 Master Agreement for Operations Support Services between Equifax Inc. and International Business Machines Corporation, dated July 7, 1998.
              (Portions of this Exhibit have been omitted and filed separately with the Commission under a request for confidential treatment.)

         27.1 Financial Data Schedule, submitted to the Commission in electronic format

         (b)   Reports on Form 8-K

         Registrant filed two reports on Form 8-K during the quarter for which this report is filed.

         A report on Form 8-K, dated September 4, 1998 and filed September 4, 1998, announced the Company's purchase of eighty percent of the capital stock of Seguranca ao Credito e Informacoes ("SCI"), a Brazilian commercial and consumer information company.

         A report on Form 8-K, dated September 25, 1998 and filed September 28, 1998, announced the Company's purchase of fifty-nine percent ownership and control in UNNISA (Unnisa - Solucoes em Meios de Pagamento Ltda.), a major provider of full service bankcard and private label card processing, and an effective 34% economic ownership interest in PROCEDA (Proceda Tecnologia e Informatica S.A), Brazil's second largest information technology outsourcer.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   EQUIFAX INC.
                                   ------------
                                   (Registrant)



Date: November 16, 1998            /s/ Thomas F. Chapman
                                   ----------------------------------
                                   Thomas F. Chapman, President
                                   and Chief Executive Officer


Date: November 16, 1998            /s/ Philip J. Mazzilli
                                   ----------------------------------
                                   Philip J. Mazzilli
                                   Corporate Vice President
                                   Treasurer and Controller