Form 10-K405
period 1998-12-31
EQUIFAX INC
filed 1999-03-31
CIK 33185

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended 12-31-98 or
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________________ to ______________________

Commission file number    1-6605
                      ----------------------------------------------------------
                                   EQUIFAX INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

          GEORGIA                                         58-0401110
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)
  (I.R.S. Employer Identification No.)

  1600 Peachtree St., N.W., Atlanta, GA                     30309
----------------------------------------     ----------------------------------
 (Address of principal executive offices)                 (Zip Code)

(Registrant's telephone number, including area code)   (404) 885-800
                                                    ---------------------------

Securities registered pursuant to Section 12(b) of the Act:
           Title of each class         Name of each exchange on which registered

              Common Stock
            ($1.25 Par Value)                     New York Stock Exchange
----------------------------------------     -----------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                     None
--------------------------------------------------------------------------------
                               (Title of class)

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

AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, COMPUTED BY REFERENCE TO THE CLOSING SALES PRICE ON THE NEW YORK STOCK EXCHANGE ON MARCH 18, 1999: $4,950,646,535.

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                 Class                          Outstanding at March 18, 1999
                 -----                          -----------------------------
    COMMON STOCK, $1.25 PAR VALUE                       145,050,496
----------------------------------------     -----------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

THE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 6, 1999, IS INCORPORATED BY REFERENCE, TO THE EXTENT INDICATED UNDER ITEMS 10, 11, 12, 13 AND 14, INTO PARTS III AND IV OF THIS FORM 10-K.

THE ANNUAL REPORT TO SECURITY HOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 IS INCORPORATED BY REFERENCE, TO THE EXTENT INDICATED UNDER ITEMS 3, 6, 7, 8 AND 14, INTO PARTS I, II AND IV.

                                    PART I

ITEM 1. BUSINESS
------- --------

Equifax Inc. is a holding company which conducts its business operations through subsidiary companies. The Company's business areas are divided into separate groups and are conducted on a "profit center" basis with self-contained functional integrity, although Equifax Inc. supplies centralized overall financial, legal, public relations, tax and similar services.

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

Since January 1993, the Company has had an open market share repurchase program. During 1998, the Company repurchased 4,555,000 shares at a cost of $161.8 million.

In March 1998, the Company acquired CCI Group Plc., one of the United Kingdom's leading risk and credit management organizations.

In April 1998, the Company entered into a joint venture with Sears Financial Services Ltd. (SearsCard) of the United Kingdom, to provide cardholder and merchant processing operations. The Company owns fifty-one percent in this new venture. In March 1999 Groupe Cofinoga and Banque Nationale de Paris acquired the interest of SearsCard in this venture.

Also in April 1998, the Company increased its ownership to 51% in DICOM Centroamerica of El Salvador, a company offering credit information services and increased its ownership to 51% in Infocorp S.A., Peru's largest provider of consumer and commercial credit information.

In May 1998, the Company increased its ownership in ASNEF-Equifax, of Spain, to 58%.

In June and July 1998, the Company issued $400 million aggregate principal amount of senior unsecured notes.

Also in June 1998, the Company entered into an alliance with IBM to provide digital certificate services to the electronic commerce marketplace.

In July 1998, the Company acquired the consumer and commercial credit information businesses of the Credit Bureau of Vancouver.

Also in July 1998, the Company acquired The Decisioneering Group, Inc., now known as Equifax Knowledge Engineering, Inc., a knowledge engineering and strategic consulting solutions company located in Phoenix, Arizona.

Also in July 1998, the Company extended its technology outsourcing agreement for its Atlanta data center operations with IBM to run until 2008.

In August 1998, the Company acquired 80% ownership in SCI (Seguranca ao Credito e Informacoes), the leading commercial financial information company and a major supplier of consumer information in Brazil.

In September 1998, the Company acquired 51% ownership in Partech S.A. E.B.B.A., a Brazilian holding company, giving the Company 59% interest in Partech's subsidiary, UNNISA (Unnisa - Solucoes em Meios de Pagamento Ltda.), a full service bankcard and private label card processing company and 34% interest in Partech's subsidiary, PROCEDA (Proceda Tecnologia e Informatica S.A.), an information technology company.

The Company also acquired fourteen U.S. consumer reporting affiliates during 1998.

Reference is made to acquisitions and investments in unconsolidated affiliates reported in Note 4 and industry segment information reported in Note 12 of the Notes to Consolidated Financial Statements, included as Exhibit 13.3 in Part IV,
Item 14 of this report, which are incorporated by reference.

A description of the Company's products or services by segment follows:

North American Information Services Segment
-------------------------------------------

This segment includes Equifax Credit Information Services, Inc. and its wholly-owned subsidiaries Credit Northwest Corporation; Market Knowledge, Incorporated; Equifax-Rochester, Inc.; Acrofax Inc.; Equifax Canada Inc. and its wholly-owned subsidiaries Equifax Canada (AFX) Inc. and Telecredit Canada, Inc.

The Company's principal classes of service for this segment are informational services for consumer credit reporting purposes and risk management services. Customers include banks, financial institutions, retailers, credit card issuers, utilities and telecommunications companies, transportation companies, mortgage lenders, healthcare administration companies and government. Informational services for consumer credit and commercial reporting purposes in the U.S. and Canada accounted for 38% of the Company's 1998 total revenue, as compared with 40% in 1997 and 41% in 1996. Risk management services in the U.S. and Canada accounted for 9% of the Company's 1998 total revenue, as compared with 10% in 1997 and 10% in 1996.

Businesses in this segment primarily furnish consumer credit reporting information and decision support and credit management services designed to meet specific customer needs. These services include consumer credit reporting information, credit marketing services, risk management, locate services, fraud detection and prevention services, mortgage information and outsourcing of collection services. In Canada, these services also include commercial credit information and check authorization services. Distribution of information to customers is made primarily through electronic data interfaces.

In the U.S., the Company's consumer credit services operations, including non-owned affiliate bureaus, compete with two other automated credit reporting companies -- Experian Corporation and Trans Union Corporation. Equifax Canada Inc. is the leading provider of both consumer and commercial credit information.

Payment Services Segment
------------------------

This segment includes Equifax Payment Services, Inc. and its wholly-owned subsidiaries Equifax Check Services, Inc.; Equifax Card Services, Inc.; Equifax Card Services (Madison), Inc.; Credit Union Card Services, Inc.; Light Signatures, Inc.; Financial Insurance Marketing Group, Inc.; First Bankcard Systems, Inc.; Equifax India Private Ltd.; Equifax Mauritius Private Limited; Equifax Card Solutions, S.A.; Equifax E-Banking Solutions, Inc.; Equifax, Ltd.; Equifax Australia plc.; Equifax Card Solutions Limited; Equifax Pty Ltd.; Equifax SNC; Equifax Venture Infotek Private Ltd.; Transax France plc.; Partech S.A. (51%); Unnisa Solucoes en Meios de Pagamento Ltda. (59%); Proceda Tecnologia e Informatica S.A. (34%); and Transax (Ireland) Ltd.

The Company's principal classes of service for this segment are Card Solutions and Check Solutions. Card Solutions provides a broad range of products and services supporting every phase of the card payment industry, including credit and debit card transaction processing, card processing software, portfolio management services, portfolio analysis, cardholder customer service, marketing services, credit marketing services, risk management services, merchant processing, and collection services. In 1998, Card Solutions had operations in the U.S. and Brazil, and a joint venture in India. This class of service accounted for 22% of the Company's 1998 total operating revenue, as compared with 21% in 1997 and 16% in 1996. Check Solutions in the U.S. supports customers with check risk management services including check guarantee and authorization services, data file exchanges, risk management consulting, check collections, and database marketing. Check Solutions in the U.S. accounted for 10% of the Company's 1998 total operating revenue, as compared with 11% in 1997 and 12% in 1996.

Card Solutions customers include banks, credit unions and savings institutions. Card software product customers are diverse and include some of the world's largest financial institutions. Check Solutions customers include national and regional retail chains, hotels and motels, automobile dealers and rental car companies and other retailers.

Companies in this segment are leading providers of their products and services in the United States, although competition is considerable.

Business in this segment is seasonal to some extent. The volume of check payment services and credit and debit card processing is highest during the holiday shopping season and during other periods of increased consumer spending.

Equifax Europe Segment
----------------------

This segment includes Equifax Plc; Equifax Europe Ltd., UAPT-Infolink plc; The Infocheck Group Ltd.; Transax plc.; Credit Consultants International Ltd.; Credit Link (U.K.) Ltd.; Dicodi, S.A.; Equifax Decision Systems B.V.; Information Tecnica Del Credito, S.L. (Incresa); Infolink Ltd.; Messagegram Ltd.; Ultimate Business Services plc.; Ultimate Media Concepts Ltd.; Via Ejectiva, S.A.; VIV Limited; Credinformacoes, Informacoes de Credito, LDA; Precision Marketing Information Ltd. (49% owned); and The Equifax Database Company Ltd. Also included in this segment are CCI Group plc., CCI Trace and Investigation Services Ltd., The Database Company Ltd., and ASNEF-Equifax Servicios de Information de Credito, S.L. (58% owned).

The Company's principal class of service is providing consumer and commercial information and consumer marketing lists in the United Kingdom.

The businesses in this segment primarily provide consumer and commercial credit services, but also provide other financial services, including credit application processing, credit scoring, auto lien and other information, marketing services, check guarantee services, modeling and analytics, and risk management services.

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

Equifax Europe has operations in the United Kingdom, Spain, Portugal, Ireland, France, Australia and New Zealand.

Beginning in the first quarter of 1999, the Company's check guarantee services operations in the United Kingdom, Ireland, France, Australia and New Zealand have been placed under management of Payment Services.

Latin America Segment
---------------------

This segment includes Equifax South America, Inc.; Equifax de Chile, S.A.; Equifax de Mexico Sociedad de Informacion Crediticia, S.A.; DICOM S.A.; Organizacion Veraz S.A.

(66 2/3%); Equifax do Brasil, Ltda., which owns 80% of the stock of Seguranca ao Credito e Informacoes (SCI); Infocorp S.A. (51%); Dicom CentroAmerica (51%); and Covidata, S.A. (50%).

The principal class of service for this segment is consumer and commercial credit information services. In addition to credit information, DICOM provides import/export data, legal trademark, stock market and other consumer information. Customers include retailers, banks, financial institutions, utilities, telecommunications companies, manufacturers and individual consumers.

SCI is a leading commercial credit information provider in Brazil, and also provides consumer credit information, while DICOM and Veraz are the leading providers of consumer and commercial credit information in Chile and Argentina respectively. Equifax Latin America also has operations in Peru, Colombia, El Salvador, and Mexico.


Other Segment
-------------

This segment includes High Integrity Systems, Inc. and health information services, which was divested in the fourth quarter of 1996.

The Company's single class of service for this segment was lottery services. In 1996, the Company subcontracted many of its lottery obligations to GTECH Corporation, and as a result, these operations are not material to a general understanding of the Company's business. The Company is no longer in the lottery business.

The principal methods of competition for the Company are price, scope, speed, ease of use, and quality of the information and services provided.

None of the Company's segments is dependent on any single customer, and the Company's largest customer provides less than 10% of the Company's total revenues.

The Company had approximately 14,000 employees, as of December 31, 1998.

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

The Company ordinarily leases office space of the general commercial type for conducting its business and is obligated under approximately 270 leases and other rental arrangements for its headquarters and field locations. The Company's operating leases involve principally office space.

In the fourth quarter of 1997, the Company announced its intention to relocate to a new headquarters building to be constructed in Atlanta, Georgia. The Company will occupy the entire building which will be leased through a "synthetic lease" with financing provided by SunTrust Bank, Atlanta. Construction began in spring 1998 with completion scheduled for fall 1999. The Company plans to relocate in the fall of 1999 during the 100th anniversary of its founding. The Company will continue to lease a portion of its current headquarters building after relocation which will be occupied by field staff relocated from various other locations.


ITEM 3. LEGAL PROCEEDINGS
------- -----------------

Reference is made to Note 10 of the Notes to Consolidated Financial Statements, included in Part IV, Item 14 of this report, which is incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------- ---------------------------------------------------

No matters were submitted during the fourth quarter to a vote of security holders.

                     EXECUTIVE OFFICERS OF THE REGISTRANT
                     ------------------------------------

The Company's executive officers, as of March 20, 1999, are listed below, with certain information relating to each of them:

                                                                                Executive
          Name and Position                                                     Officer
             With Company                                              Age       Since
           -----------------                                           ---     ---------
Thomas F. Chapman, President and Chief Executive Officer*              55         1991

James J. Allhusen, Executive Vice President & Group Executive -        50         1998
North American Information Services

Lee A. Kennedy, Executive Vice President & Group Executive -           48         1997
Payment Services

William R. Phinney, Executive Vice President & Group Executive -       60         1997
Latin America

C. Richard Crutchfield, Executive Vice President, Group Executive -    51         1997
Europe, and Chief Technology Officer

John T. Chandler, Corporate Vice President & Chief Administrative      51         1995
Officer

Karen H. Gaston, Corporate Vice President, Human Resources             46         1997
& Community Affairs

Philip J. Mazzilli, Corporate Vice President, Treasurer &              58         1995
Controller

David A. Post, Corporate Vice President & Chief Financial Officer      46         1996

Bruce S. Richards, Corporate Vice President & General Counsel          44         1996

Marietta Edmunds Zakas, Corporate Vice President, Communications,      40         1995
Investor Relations and Secretary

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

Mr. Allhusen, elected in January 1998, serves as Executive Vice President and Group Executive - North American Information Services. Prior to this election, Mr. Allhusen served as Executive Vice President of Advanta Corporation, a bankcard issuer, since 1995. Before that, he served as Group General Manager with Standard Chartered Bank in Asia from 1990 until 1995.

Mr. Kennedy, elected in October 1997, serves as Executive Vice President and Group Executive - Payment Services. Prior to this election, Mr. Kennedy served as Group Executive of the Company's Payment Services Group since 1995. From 1990 to 1995, he served as Senior Vice President and General Manager of the Company's Card Services Division.

Mr. Crutchfield, elected in October 1997, serves as Executive Vice President, Chief Technology Officer and Group Executive - Europe. Prior to this election, Mr. Crutchfield served as Senior Vice President and Chief Information Officer since April 1997. Previously, he served as Chief Technology Officer for the Company's Financial Services Group for more than five years.

Mr. Phinney, elected October 1997, serves as Executive Vice President and Group Executive - Latin America. Prior to this election, Mr. Phinney served as Vice President and Area Manager, Latin America, since 1994. Before that, he served as Vice President of Finance and Planning for the Insurance Services Group since 1991.

Mr. Chandler, elected in October 1995, serves as Corporate Vice President and Chief Administrative Officer of the Company. Prior to this election, Mr. Chandler served as Vice President-Compensation and Benefits Administration upon joining the Company in 1991.

Mr. Mazzilli, elected in October 1995, serves as Corporate Vice President, Treasurer and Controller of the Company. Prior to this election, Mr. Mazzilli served as Corporate Vice President and Controller since October 1995. Before that, he served as Vice President and Controller of the Company since 1992.

Ms. Gaston, elected April 1998, serves as Corporate Vice President, Human Resources and Community Relations for the Company. Prior to this election, Ms. Gaston served as Senior Vice President of Human Resources Services, Communications and Administration of the Company's Financial Services Group since September 1995. Before that, she served as an Assistant Vice President and then Vice President of Human Resources since 1992.

Mr. Post, elected in October 1996, serves as Corporate Vice President and Chief Financial Officer of the Company. Prior to this election, Mr. Post served as Senior Vice President and Group Chief Financial Officer of the Company's Financial Services Group since joining the Company in January 1992.

Mr. Richards, elected in October 1996, serves as Corporate Vice President and General Counsel of the Company. Prior to this election, Mr. Richards served as Senior Vice President and Group Counsel of the Company's Financial Services Group since 1991.

Ms. Zakas, elected in October 1995, serves as Corporate Vice President, Communications, Investor Relations and Secretary of the Company. Prior to this election, Ms. Zakas served as Corporate Vice President and Treasurer for the period January 1996 through October 1996 and as Corporate Vice President-Investor Relations for the period October 1995 through January 1996. Prior to that, she served as Vice President and Director of Investor Relations of the Company since September 1993. Prior to that, she served at Holiday Inn Worldwide as Director-Strategic Planning and Analysis from 1992-1993 and as Director-Project Finance from 1991-1992. Before that, she was a Vice President in the Capital Market Services Group of Morgan Stanley and Co.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
------- -----------------------------------------------------
        STOCKHOLDER MATTERS
        -------------------

The Company's common stock is listed and traded on the New York Stock Exchange, which is the principal market on which the stock is traded.

DIVIDENDS PER SHARE
-------------------------------------------------------------------------------------------------------
Quarter                              1992     1993     1994     1995     1996     1997     1998
-------------------------------------------------------------------------------------------------------
First                            $  0.065  $  0.070  $ 0.070  $ 0.078  $ 0.083  $ 0.083  $ 0.088
Second                              0.065     0.070    0.078    0.078    0.083    0.088    0.088
Third                               0.065     0.070    0.078    0.078    0.083    0.088    0.088
Fourth                              0.065     0.070    0.078    0.083    0.083    0.088    0.090
-------------------------------------------------------------------------------------------------------
Annual                           $  0.260  $  0.280  $ 0.303  $ 0.315  $ 0.330  $ 0.345  $ 0.353
-------------------------------------------------------------------------------------------------------

STOCK PRICES

-------------------------------------------------------------------------------------------------------
(In Dollars)            1994            1995              1996              1997              1998
-------------------------------------------------------------------------------------------------------
                   High     Low     High      Low    High     Low      High     Low      High     Low
First Quarter     12.250    9.797  15.219   11.297  20.141   15.891   30.094   23.938   37.625   31.750
Second Quarter    13.594   10.344  15.656   13.703  24.844   17.563   33.281   23.719   40.688   33.938
Third Quarter     13.531   11.969  18.844   14.594  24.500   21.594   33.000   27.750   44.125   29.750
Fourth Quarter    13.813   10.734  19.469   16.109  30.875   23.719   36.438   28.625   45.000   31.438
-------------------------------------------------------------------------------------------------------
Year              13.813    9.797  19.469   11.297  30.875   15.891   36.438   23.719   45.000   29.750

As of March 18, 1999, there were approximately 11,815 holders of record of the Company's common stock.

In July 1998, the Company, relying on Section 4(2) of the Securities Act of 1933, issued 164,383 shares of unregistered common stock, as partial consideration for the purchase of the Decisioneering Group, Inc.

ITEM 6.  SELECTED FINANCIAL DATA
-------  ------------------------

Reference is made to Exhibit 13.1, included in Part IV, Item 14 of this report, which is incorporated by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATION
         ------------

Reference is made to Exhibit 13.2, included in Part IV, Item 14 of this report, which is incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------- ---------------------------------------------------------

The Company does not have material market risk exposure from market risk sensitive instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

Reference is made to Exhibit 13.3, included in Part IV, Item 14 of this report, which is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------- ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 1999, contains, on pages 2 through 6 thereof, information relating to the Company's Directors and persons nominated to become Directors, which is incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 1999, contains, on pages 13 through 18 thereof, information relating to Executive Officer compensation, which is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 1999, contains on page 8 information relating to security ownership of certain beneficial owners and management, which is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 1999, contains, on pages 9 and 10 thereof, information relating to certain relationships and related transactions, which is incorporated by reference.

                                   PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------  ---------------------------------------------------------------

(A)  The following documents are filed as part of this report:

     (1)    FINANCIAL STATEMENTS

            .  Consolidated Balance Sheets - December 31, 1998 and 1997

            . Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996

            . Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

            . Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

            .  Notes to Consolidated Financial Statements

     (2)    FINANCIAL STATEMENT SCHEDULES

            All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes to these statements.

     (3)    EXHIBITS

            A list of exhibits included as part of this Annual Report is set forth in the Exhibit Index appearing elsewhere in this Report and is incorporated by reference.

Copies of the Company's Form 10-K which are furnished in response to the written request of the Company's shareholders do not include the exhibits described above and listed in the Exhibit Index below. Any shareholder desiring copies of one or more such exhibits should write the Secretary of the Company at P.O. Box 4081, Atlanta, Georgia 30302, specifying the exhibit or exhibits and enclosing a check for the amount resulting from multiplying $.50 times the number of pages (as indicated in the Exhibit Index below) of the exhibit(s) requested.

(b)  Reports on Form 8-K

The Company filed one report on Form 8-K/A dated December 29, 1998 during the fourth quarter of the year ended December 31, 1998 to update a report on Form 8-K dated September 4, 1998 announcing the Company's purchase of eighty percent of the capital stock of Seguranca ao Credito e Informacoes (SCI), a Brazilian commercial and consumer information company.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.


                              EQUIFAX INC.


Date  March 30, 1999          By /s/Marietta Edmunds Zakas
                                 ---------------------------------------
                                 Marietta Edmunds Zakas,
                                 Corporate Vice President,
                                 Communications, Investor Relations
                                 and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date  March 30, 1999          /s/C. B. Rogers, Jr.
                              -----------------------------------------
                              C. B. Rogers, Jr., Chairman of the Board



Date  March 30, 1999          /s/Thomas F. Chapman
                              -----------------------------------------
                              Thomas F. Chapman, President and
                              Chief Executive Officer



Date  March 30, 1999          /s/David A. Post
                              ------------------------------------------
                              David A. Post, Corporate Vice President
                              and Chief Financial Officer
                              (Principal Financial Officer)



Date  March 30, 1999          /s/Philip J. Mazzilli
                              ------------------------------------------
                              Philip J. Mazzilli, Corporate Vice
                              President, Treasurer and Controller
                              (Principal Accounting Officer)

Date  March 30, 1999          /s/Lee A. Ault
                              ------------------------------------------
                              Lee A. Ault, III, Director


Date  March 30, 1999          /s/John L. Clendenin
                              ------------------------------------------
                              John L. Clendenin, Director



Date  March 30, 1999          /s/A. W. Dahlberg
                              ------------------------------------------
                              A. W. Dahlberg, Director


Date  March 30, 1999          /s/Robert P. Forrestal
                              ------------------------------------------
                              Robert P. Forrestal, Director


Date  March 30, 1999          /s/L. Phillip Humann
                              ------------------------------------------
                              L. Phillip Humann, Director


Date  March 30, 1999          /s/Larry L. Prince
                              ------------------------------------------
                              Larry L. Prince, Director


Date  March 30, 1999          /s/D. Raymond Riddle
                              ------------------------------------------
                              D. Raymond Riddle, Director


Date  March 30, 1999          /s/Betty L. Siegel
                              ------------------------------------------
                              Dr. Betty L. Siegel, Director


Date  March 30, 1999          /s/Louis W. Sullivan
                              ------------------------------------------
                              Dr. Louis W. Sullivan, Director


Date  March 30, 1999          /s/Jacquelyn M. Ward
                              ------------------------------------------
                              Jacquelyn M. Ward, Director

                                    INDEX TO EXHIBITS

EXHIBIT
NUMBER
------

          Plan of Acquisition, Reorganization, Arrangement, Liquidation or
          ----------------------------------------------------------------
          Succession
          ----------

    2.1 Distribution Agreement, Plan of Reorganization and Distribution (24 pages) /(8)/


          Articles of Incorporation and Bylaws
          ------------------------------------

    3.1        .    Amended and Restated Articles of Incorporation (3 pages)
                    /(6)/

    3.2        .    Bylaws (23 pages)/(7)/


               Instruments Defining the Rights of Security Holders, Including
               --------------------------------------------------------------
               Indentures
               ----------

    4.1        .    Loan Agreement (151 pages)/(10)/

    4.2        .    Portion of Prospectus and Trust Indenture (134 pages) /(1)/

    4.3        .    Rights Agreement, dated October 25, 1995, between Equifax
                    Inc. and SunTrust Bank, Atlanta with Form of Right
                    Certificate attached as Exhibit "A" (54 pages) /(4)/

    4.4        .    Indenture Relating to Debt Securities (98 pages)


               Material Contracts and Compensation Plans
               -----------------------------------------

    10.1       .    Equifax Inc. 1988 Performance Share Plan for Officers, as
                    amended (13 pages) /(10)//(12)/

    10.2       .    Equifax Inc. 1998 Executive Incentive Plan (6 pages)
                    /(10)//(12)/

    10.3       .    Deferred Compensation Plan (22 pages) /(5)/ /(12)/

    10.4       .    Change in Control Agreement (11 pages) /(10)//(12)/

    10.5       .    Consulting Agreement, dated January 1, 1996 (6 pages) /(5)/
                    /(12)/

    10.6       .    Equifax Inc. Omnibus Stock Incentive Plan, as amended (17
                    pages) (10)(12)

    10.7       .    Form of 1998 Incentive and Non-Qualified Stock Option
                    Agreements (10 pages) (12)

    10.8       .    Form of 1998 Restricted Stock Award Agreement (3 pages) (12)

    10.9       .    Form of 1996 Incentive and Non-Qualified Stock Option
                    Agreements (8 pages) (7) (12)

    10.10      .    Form of 1996 Restricted Stock Award Agreement (3 pages)
                    (7)(12)

    10.11      .    Form of 1995 Incentive and Non-Qualified Stock Option
                    Agreements (8 pages) (3) (12)

    10.12      .    Form of 1995 Non-Qualified Stock Option Agreement (4 pages)
                    (3) (12)

    10.13      .    Form of 1995 Restricted Stock Award Agreement (3 pages) (3)
                    (12)

    10.14      .    Form of 1994 Incentive and Non-Qualified Stock Option
                    Agreements (8 pages) (2) (12)

    10.15      .    Form of 1994 Restricted Stock Award Agreement (4 pages) (2)
                    (12)

    10.16      .    Equifax Inc. Non-Employee Director Stock Option Plan and
                    Agreement (10 pages)(12)

    10.17      .    Equifax Inc. Supplemental Executive Retirement Plan (24
                    pages) (3) (12)

    10.18      .    Equifax Inc. Supplemental Executive Retirement Plan
                    Amendments (26 pages) (2) (12)

    10.19      .    Equifax Inc. Supplemental Executive Retirement Plan
                    Amendment (2 pages)(7) (12)

    10.20      .    Agreement For Computerized Credit Reporting Services (204
                    pages) (2)

    10.21      .    Amendments to Agreement for Computerized Credit Reporting
                    Services and related documents (66 pages) (7)

    10.22      .    Amendment to Agreement for Computerized Credit Reporting
                    Services (8 pages) (1)

    10.23      .    Amendment to Agreement for Computerized Credit Reporting
                    Services (9 pages) /(2)/

    10.24      .    Amendment to Agreement for Computerized Credit Reporting
                    Services (14 pages) /(3)/

    10.25      .    Computer and network operations agreement (redacted version)
                    (74 pages) /(11)/

    10.26      .    Purchase and Lease Agreement (109 pages) /(2)/

    10.27      .    Headquarters Facility Lease (77 pages) /(2)/

    10.28      .    Lease Agreement (71 pages) /(2)/

    10.29      .    Lease Agreement (76 pages)

    10.30      .    Compensation of Directors - The Company's bylaws, which are filed as an exhibit to this Form 10-K Annual Report, describe on page 7, under Article Two, "Compensation of Directors," the fees paid to Directors of the Company. This information is incorporated by reference.

               Annual Report to Security Holders
               ---------------------------------

    13.1       .    Summary of Selected Financial Data (1 page)

    13.2       .    Management's Discussion and Analysis of Financial Condition
                    and Results of Operation (11 pages)

    13.3       .    Financial Statements and Supplementary Data (18 pages)

    21         Subsidiaries of the Registrant (4 pages)
               ------------------------------

    23         Consent of Independent Public Accountants to incorporation by
               -------------------------------------------------------------
               reference (1 page)
               ---------
    27         Financial Data Schedule (for SEC use only)
               -----------------------


/(1)/Previously filed as pages 8 through 16 and Exhibit 4.1 on Amendment No. 1 to Form S-3, Registration Statement No. 33-62820, filed June 17, 1993, and incorporated by reference.

/(2)/Previously filed as an exhibit on Form 10-K, filed March 31, 1994, as amended on Form 10-K/A, filed October 14, 1994, and incorporated by reference.

/(3)/Previously filed as an exhibit on Form 10-K, filed March 30, 1995, and incorporated by reference.

/(4)/Previously filed as exhibits on Form 8-A, filed November 2, 1995, and incorporated by reference.

/(5)/Previously filed as an exhibit on Form 10-K, filed April 1, 1996, as amended on Form 10-K/A, filed April 4, 1996, and incorporated by reference.

/(6)/Previously filed as an exhibit on Schedule 14A, filed, March 26, 1996, and incorporated by reference.

/(7)/Previously filed as an exhibit on Form 10-K, filed March 31, 1997, and incorporated by reference.

/(8)/Previously filed as an exhibit to Pre-effective Amendment No. 1 to Registration Statement on Form S-1, Registration No. 333-30297, filed July 16, 1997, and incorporated by reference.

/(9)/Previously filed as pages 1 through 22 to the Company's Registration Statement on Form
S-3, Registration No. 333-47599, filed March 9, 1998, and incorporated by reference.

/(10)/Previously filed as exhibit on Form 10-K, filed March 31, 1998, and incorporated by reference.

/(11)/Previously filed as an exhibit on Form 10-Q, filed November 16, 1998, and incorporated by reference.

/(12)/Management Contract or Compensatory Plan