Form 10-Q
period 1999-03-31
EQUIFAX INC
filed 1999-05-14
CIK 33185

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       March 31, 1999
                                   ----------------------------

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period ended _________________________

     Commission File Number 1-6605
                                 ------

                                EQUIFAX INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Georgia                                          58-0401110
-------------------------------------------------------------------------------
  (State or other jurisdiction of                           (I.R.S.Employer
  incorporation or organization)                          Identification No.)


  1600 Peachtree Street, N.W. Atlanta, Georgia
  P.O. Box 4081, Atlanta, Georgia                                30302
-------------------------------------------------------------------------------
  (Address of principal executive offices)                     (Zip Code)

                           404-885-8000
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     None
-------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No _____
                                       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                          Outstanding at March 31, 1999
            -----                    ---------------------------------------
Common Stock, $1.25 Par Value                        144,445,382

                                     INDEX

Part I. Financial Information

       Item 1. Financial Statements

               Consolidated Balance Sheets --
                March 31, 1999 and December 31, 1998                            2 - 3

               Consolidated Statements of Income --
                Three Months Ended March 31, 1999 and 1998                          4

               Consolidated Statement of Shareholders'
                Equity -- Three Months Ended March 31, 1999                         5

               Consolidated Statements of Cash Flows --
                Three Months Ended March 31, 1999 and 1998                          6

               Notes to Consolidated Financial Statements                      7 - 10

       Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           11 - 17

       Item 3. Quantitative and Qualitative Disclosures About Market Risk          17

Part II. Other Information

       Item 6. Exhibits and Reports on Form 8-K                                    18

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                                         MARCH 31,            DECEMBER 31,
(In thousands)                                                             1999                  1998
-----------------------------------------------------------------------------------------------------------
                                                                        (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                             $      117,478          $     90,617
Trade accounts receivable, net                                               288,276               298,201
Other receivables                                                             61,530                54,904
Deferred income tax assets                                                    25,523                26,223
Other current assets                                                          51,153                50,420
                                                                      ---------------         -------------

 Total current assets                                                        543,960          $    520,365
                                                                      ---------------         -------------

PROPERTY AND EQUIPMENT:
Land, buildings and improvements                                              30,169                30,963
Data processing equipment and furniture                                      239,838               239,391
                                                                      ---------------         -------------

                                                                             270,007               270,354
Less accumulated depreciation                                                155,023               151,016
                                                                      ---------------         -------------

                                                                             114,984               119,338
                                                                      ---------------         -------------


GOODWILL                                                                     620,651               719,662
                                                                      ---------------         -------------

PURCHASED DATA FILES                                                         162,341               173,473
                                                                      ---------------         -------------

OTHER ASSETS                                                                 290,728               295,957
                                                                      ---------------         -------------

                                                                      $    1,732,664          $  1,828,795
                                                                      ===============         =============


The notes on pages 7 through 10 are an integral part of these consolidated balance sheets.

CONSOLIDATED BALANCE SHEETS

                                                                    MARCH 31,            DECEMBER 31,
(In thousands, except par value)                                       1999                  1998
-------------------------------------------------------------------------------------------------------
                                                                    (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt and current maturities of long-term debt            $     44,580          $     47,387
Accounts payable                                                         123,614               107,346
Accrued salaries and bonuses                                              24,887                37,973
Income taxes payable                                                      18,625                 9,518
Other current liabilities                                                193,793               216,955
                                                                    -------------         -------------

  Total current liabilities                                              405,499               419,179
                                                                    -------------         -------------

LONG-TERM DEBT, LESS CURRENT MATURITIES                                  938,883               869,486
                                                                    -------------         -------------

LONG-TERM DEFERRED REVENUE                                                29,921                32,465
                                                                    -------------         -------------

DEFERRED INCOME TAX LIABILITIES                                           52,044                50,132
                                                                    -------------         -------------

OTHER LONG-TERM LIABILITIES                                               84,466                91,067
                                                                    -------------         -------------

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY:
Common stock, $1.25 par value; shares authorized - 300,000;
  issued - 173,883 in 1999 and 173,722 in 1998;
  outstanding - 138,513 in 1999 and 140,042 in 1998                      217,354               217,153
Preferred stock, $0.01 par value; shares authorized -
  10,000; issued and outstanding - none in 1999 or 1998                       --                    --
Paid-in capital                                                          289,746               286,511
Retained earnings                                                        593,773               562,911
Accumulated other comprehensive loss (Note 4)                           (153,639)              (35,063)
Treasury stock, at cost, 29,438 shares in 1999
  and 27,698 shares in 1998                                             (666,926)             (606,092)
Stock held by employee benefits trusts, at cost,
  5,933 shares in 1999 and 5,983 shares in 1998                          (58,457)              (58,954)
                                                                    -------------         -------------

  Total shareholders' equity                                             221,851               366,466
                                                                    -------------         -------------

                                                                    $  1,732,664          $  1,828,795
                                                                    =============         =============


The notes on pages 7 through 10 are an integral part of these consolidated balance sheets.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                        MARCH 31,
(In thousands, except per share amounts)                   1999           1998
---------------------------------------------------------------------------------

Operating revenue                                     $   421,504      $  353,094
                                                      -----------      ----------

Costs of services                                         248,758         201,970
Selling, general and administrative expenses               83,936          70,130
                                                      -----------      ----------

 Total operating expenses                                 332,694         272,100
                                                      -----------      ----------

Operating income                                           88,810          80,994

Other income, net                                             482             721
Interest expense                                          (15,135)         (7,032)
                                                      -----------      ----------

Income before income taxes                                 74,157          74,683

Provision for income taxes                                 30,256          29,948
                                                      -----------      ----------

Net income                                            $    43,901      $   44,735
                                                      ===========      ==========


Per common share (basic):
  Net income                                          $      0.32      $     0.32
                                                      ===========      ==========
  Shares used in computing basic earnings per share       139,127         141,704
                                                      ===========      ==========

Per common share (diluted):
  Net income                                          $      0.31      $     0.31
                                                      ===========      ==========
  Shares used in computing diluted earnings per share     141,656         144,812
                                                      ===========      ==========

Dividends per common share                            $    0.0900      $   0.0875
                                                      ===========      ==========



The notes on pages 7 through 10 are an integral part of these consolidated statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                 THREE MONTHS ENDED
(In thousands)                                     MARCH 31, 1999
--------------------------------------------------------------------
COMMON STOCK:
Balance at beginning of period                        $   217,153
Shares issued under stock plans                               201
                                                      ------------

Balance at end of period                              $   217,354
                                                      ============

PAID-IN CAPITAL:
Balance at beginning of period                            286,511
Shares issued under stock plans                             2,734
Other                                                 $       501
                                                      ------------

Balance at end of period                              $   289,746
                                                      ============

RETAINED EARNINGS:
Balance at beginning of period                        $   562,911
Net income                                                 43,901
Cash dividends paid                                       (13,039)
                                                      ------------

Balance at end of period                              $   593,773
                                                      ============

ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 4):
Balance at beginning of period                        $   (35,063)
Adjustment during period                                 (118,576)
                                                      ------------

Balance at end of period                              $  (153,639)
                                                      ============

TREASURY STOCK:
Balance at beginning of period                        $  (606,092)
Cost of shares repurchased                                (60,834)
                                                      ------------

Balance at end of period                              $  (666,926)
                                                      ============

STOCK HELD BY EMPLOYEE BENEFITS TRUSTS:
Balance at beginning of period                        $   (58,954)
Cost of shares reissued under stock plans                     497
                                                      ------------

Balance at end of period                              $   (58,457)
                                                      ============


The notes on pages 7 through 10 are an integral part of this consolidated statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                                  THREE MONTHS ENDED
                                                                                         MARCH 31,
(In thousands)                                                        1999                  1998
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $    43,901           $    44,735
  Adjustments to reconcile net income to net cash
    cash provided by operating activities:
    Depreciation and amortization                                       29,675                22,204
    Changes in assets and liabilities:
      Accounts receivable, net                                          (5,091)                 (877)
      Current liabilities, excluding debt                                 (704)                6,928
      Other current assets                                               1,489                (7,057)
      Deferred income taxes                                              2,163                 3,356
      Other long-term liabilities, excluding debt                       (5,226)               (8,472)
      Other assets                                                       3,282                 4,493
                                                                   ------------          ------------
  Net cash provided by operating activities                             69,489                65,310
                                                                   ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                   (8,845)               (9,858)
  Additions to other assets, net                                       (20,041)              (12,391)
  Acquisitions, net of cash acquired                                    (5,253)              (27,737)
  Investments in unconsolidated affiliates                                  --                (2,200)
                                                                   ------------          ------------
  Net cash used in investing activities                                (34,139)              (52,186)
                                                                   ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings                                                (22)               (7,568)
  Net additions to long-term debt                                       68,032                89,312
  Dividends paid                                                       (13,039)              (12,945)
  Treasury stock purchases                                             (60,834)              (63,262)
  Proceeds from exercise of stock options                                1,858                 4,656
  Other                                                                    694                   573
                                                                   ------------          ------------
  Net cash (used in) provided by financing activities                   (3,311)               10,766
                                                                   ------------          ------------
Effect of foreign currency exchange rates on cash                       (5,178)                  (71)
                                                                   ------------          ------------
Net cash provided                                                       26,861                23,819

Cash and cash equivalents, beginning of period                          90,617                52,251
                                                                   ------------          ------------
Cash and cash equivalents, end of period                           $   117,478           $    76,070
                                                                   ============          ============

The notes on pages 7 through 10 are an integral part of these consolidated statements.

                                 EQUIFAX INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                MARCH 31, 1999


1. BASIS OF PRESENTATION:

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the statement of financial position of the Company as of March 31, 1999 and the results of operations and cash flows for the three months ended March 31, 1999. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2. NATURE OF OPERATIONS:

The Company principally provides information services to businesses to help them grant credit and authorize and process credit card and check transactions. The principal lines of business are information services and payment services (see
Note 7 for segment information). The principal markets for both information and payment services are retailers, banks and other financial institutions, with information services also serving the telecommunications and utility industries. The Company's operations are predominately located within the United States, with foreign operations principally located within Canada, the United Kingdom and Brazil.

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

4. SHAREHOLDERS' EQUITY:

TREASURY STOCK. During the first three months of 1999, the Company repurchased approximately 1,740,000 of its common shares through open market transactions at an aggregate cost of $60,834,000. As of March 31, 1999, approximately $250 million remained authorized for future share repurchases.

COMPREHENSIVE INCOME. Effective with the first quarter 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income". For the three month periods ending March 31, 1999 and 1998, comprehensive income (loss) is as follows:

                                                        Three Months Ended
                                                             March 31
(in thousands)                                         1999           1998
--------------                                         ----           ----
Net income                                           $  43,901       $44,735
Change in cumulative foreign
   currency translation adjustment                    (118,576)         (190)
                                                     ---------       -------
Comprehensive income (loss)                          $ (74,675)      $44,545
                                                     =========       =======

Accumulated other comprehensive loss at March 31, 1999 and December 31, 1998 consists of the following components:

(in thousands)                             March 31, 1999   December 31, 1998
--------------                             --------------   -----------------
Cumulative foreign currency
   translation adjustment                    $(147,573)          $(28,997)
Adjustment for minimum liability
   under supplemental retirement plan           (6,066)            (6,066)
                                             ---------           --------
                                             $(153,639)          $(35,063)
                                             =========           ========


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

6. ACQUISITIONS AND DIVESTITURE:

During the first three months of 1999, the Company acquired the credit files of three affiliates located in the United States. They were accounted for as purchases, had a total purchase price of $5.3 million, and were acquired for cash. These acquisitions resulted in $.9 million of goodwill and $3.7 million of purchased data files. Their results of operations have been included in the consolidated statements of income from the dates of acquisition and were not material.

Subsequent to March 31, 1999, the Company sold its 34% equity investment in Proceda S.A. in Brazil, resulting in an immaterial gain.

7. INDUSTRY SEGMENT INFORMATION:

Effective with the first quarter, 1998, the Company adopted FASB Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information". In the first quarter, 1999, the Company changed its segment reporting structure to more closely match management's internal reporting of business operations. Significant changes included moving the check solutions businesses in Canada and the U.K. (previously in the North American and Europe segments, respectively) into Payment Services, and moving the operations of Equifax Secure, which is developing authentication and digital certificate services, from General Corporate Expense to the North American segment. The 1998 quarterly segment data has been restated to conform with the current year presentation. Operating revenue and operating income by industry segment for the first quarter of 1999 and 1998 and for the remaining restated quarters of 1998 are as follows (in thousands):

                                                   1/st/ Quarter                   2/nd/ Qtr     3/rd/ Qtr      4/th/ Qtr
                                                   ------------
Operating Revenue:                          1999                1998               1998           1998           1998
-----------------                           ----                ----               ----           ----           ----
North American Information Services         $191,992            $180,307           $194,127       $200,355       $194,264
Payment Services                             151,129             117,963            132,504        142,323        173,331
Equifax Europe                                46,053              36,746             46,458         50,829         38,212
Equifax Latin America                         29,921              15,669             17,966         29,498         40,790
Other                                          2,409               2,409              2,409          2,409          2,409
                                            --------            --------           --------       --------       --------
                                            $421,504            $353,094           $393,464       $425,414       $449,006
                                            ========            ========           ========       ========       ========

Operating Income (Loss):
-----------------------

North American Information Services         $ 65,679            $ 61,864           $ 68,069       $ 69,107       $ 67,549
Payment Services                              28,637              19,235             23,970         27,510         38,600
Equifax Europe                                (1,688)              3,155              4,732          6,724        (17,352)
Equifax Latin America                          4,187               4,186              4,346          6,046          6,830
Other                                          2,217               2,215              2,217          2,217          2,217
                                            --------            --------           --------       --------       --------
Operating Contribution                        99,032              90,655            103,334        111,604         97,844
General Corporate Expense                    (10,222)             (9,661)           (11,151)       (11,957)        (5,016)
                                            --------            --------           --------       --------       --------
                                            $ 88,810            $ 80,994           $ 92,183       $ 99,647       $ 92,828
                                            ========            ========           ========       ========       ========

Total assets by business segment at March 31, 1999 and December 31, 1998 (restated for the changes in segment reporting discussed above) are as follows:

                                                                        March 31,     December 31,
(in thousands)                                                            1999            1998
-------------                                                             ----            ----
North American Information Services                                    $  555,060       $  553,809
Payment Services                                                          457,779          491,821
Equifax Europe                                                            308,558          326,865
Equifax Latin America                                                     274,911          341,834
Other                                                                       3,553            3,517
Corporate                                                                 132,803          110,949
                                                                       ----------       ----------
                                                                       $1,732,664       $1,828,795
                                                                       ==========       ==========

The declines in total assets within the Payment Services and Equifax Latin American segments were due primarily to those segment's operations in Brazil, where the currency dropped in value by approximately 31% between periods. The decline in assets within Equifax Europe related primarily to the currency exchange rate in the U.K., which declined about 3% between periods. The increase in General Corporate assets related primarily to an increase in cash and cash equivalents.

8. EARNINGS PER SHARE (EPS):

The income amount used in the numerator of the Company's EPS calculations is the same for both basic and diluted EPS. A reconciliation of the average outstanding shares used in the denominator of the calculations is as follows:

                                                        First quarter
                                                        -------------
(in thousands)                                        1999            1998
-------------                                        ------          ------
Weighted average shares

   outstanding (basic)                              139,127         141,704
Effect of dilutive securities:
   Stock options                                      2,232           2,815
   Performance share plan                               297             293
                                                    -------         -------
Weighted average shares
   outstanding (diluted)                            141,656         144,812
                                                    =======         =======

9. RECENT ACCOUNTING PRONOUNCEMENT:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations - (first quarter of 1999 compared to the first quarter of
1998)

Revenue for the first quarter of 1999 increased 19.4% over the prior year, with approximately 12.2 percentage points attributable to acquisitions. Operating income of $88.8 million increased 9.7% over the prior year. This increase resulted primarily from revenue improvements in the North American Information Services and Payment Services segments.

Net income declined 1.9% to $43.9 million in the first quarter due to higher interest expense, and diluted earnings per share were $0.31 in both periods. During the first quarter, the Company expensed approximately $7.0 million ($4.2 million after tax or $0.03 per share) in costs related to the Company's "year 2000 program". The Company expects the total impact of its year 2000 program will be approximately $0.10 per share in 1999.

The following discussion analyzes operating results for the Company's reportable segments and consolidated interest expense.

North American Information Services
-----------------------------------

Revenue in North American Information Services, which includes U.S. Credit Information and Marketing Services, U.S. Risk Management Services, Mortgage Information Services, Canadian Operations, Knowledge Engineering, Consumer Direct, and Equifax Secure increased 6.5% in the first quarter with two percentage points of the increase attributable to acquisitions. U.S. Credit Information and Marketing Services revenue was up 7.0% in the quarter due to increased demand from telecommunication/utility industry customers as well as growth in marketing services. The first quarter increase also benefited from higher volumes associated with mortgage refinancing activities due to the favorable interest rate environment. Average prices for credit reports declined slightly in the first quarter and modest pricing pressures are expected to continue. Revenue in U.S. Risk Management Services was up 5.8% in the quarter due primarily continued growth in receivables management outsourcing, while Mortgage Information Services revenue increased $2.2 million due to higher volumes from increased market share.

Canadian revenues were relatively level with 1998 due to unfavorable exchange rate movements. In local currency, first quarter revenues were up 6.2% over the prior year. Exclusive of acquisitions, Canadian revenues were level with the prior year with gains in Risk Management Services and Commercial Services being offset by a decline in Reporting Services.

Operating income for North American Information Services increased 6.2% in the quarter due primarily to the revenue growth in U.S. Credit Information and Marketing Services. This growth was tempered by increased developmental expenses within Equifax Secure related to the development of remote authentication and digital certificate services as well as increased investment in Knowledge Engineering. Absent these investments, operating income increased approximately 12%. Additionally, increased expenses related to the year 2000 efforts in the U.S. and Canada also tempered growth in this segment's operating income in the first quarter.

Payment Services
----------------

Payment Services consists of Card Solutions, Check Solutions and Card Software. In September 1998, Payment Services expanded its operations into Latin America by acquiring a 59.3% interest in UNNISA, a card services business in Brazil. Exclusive of this acquisition, Payment Services revenue was up 17.1% in the first quarter, with

Card Solutions revenue increasing 12.2% due to growth in processing of both cardholder and merchant transactions. Check Solutions first quarter revenue increased 9.0% over the prior year with a 9.7% increase in U.S. revenue and a 9.2% in U.K. revenue partially offset by a slight decline in Canadian revenue.

Operating income increased 48.9% in the quarter primarily as a result of the license sales from Card Software and continued revenue growth within Card Solutions and Check Solutions. The Brazilian operation was slightly dilutive to this segment's operating income in the first quarter.

In April 1999, Card Services for Credit Unions (CSCU) extended its card processing contract with Card Solutions through 2004. This contract has estimated revenue of $500 million over the five year period. Also in April, the Company sold its 34% investment in Proceda S.A., an information technology company that provides data processing services to UNNISA and other Brazilian companies.

Equifax Europe
--------------

Equifax Europe consists of operations primarily in the United Kingdom and Spain. During the second quarter 1998, the Company increased its ownership in the operations in Spain and obtained the control necessary to consolidate these operations. While the slowdown in the U.K. economy continued to effect core revenue growth, Equifax Europe's first quarter revenue was up 25.3% over the prior year due to acquisitions. Exclusive of acquisitions, this segment's revenue declined 5.9% in the quarter as increases in consumer credit information and marketing services revenue were more than offset by declines in revenue from commercial credit information services and auto lien information services. The decline in auto lien information services resulted from a slowdown in vehicle sales and increased competition within this market.

This segment reported an operating loss of $1.7 million in the first quarter compared to operating income of $3.2 million in the prior year. The operating loss in 1999 resulted from the revenue decline in conjunction with a higher expense base. Acquisitions had a minimal impact on first quarter results. The first quarter loss is a significant improvement from the loss in the fourth quarter of 1998 and the Company expects continued improvement in this segment's expense base and operating results throughout 1999, with a return to profitability in the third quarter.

Equifax Latin America
---------------------

Equifax Latin America consists of consumer and commercial information companies predominantly located in Brazil, Chile and Argentina. Equifax Latin America also has a developing operation in Mexico, and has a majority interest in credit information companies in Peru and El Salvador. Most of this segment's first quarter revenue increase was due to the August 1998 acquisition of an 80% interest in SCI in Brazil. Exclusive of this acquisition, segment revenue increased 3.5%. Revenue in Argentina was adversely impacted by the Brazilian economy and was down slightly in the quarter. Unfavorable exchange rates tempered revenue growth in Chile; however, in local currency revenue increased 5.3% exclusive of acquisitions.

This segment's first quarter operating income was virtually the same between years as income from the Brazilian acquisition was offset by higher developmental expenses within Latin America.

In local currency, the overall performance of the Brazilian operation has exceeded management's expectations and the Company continues to streamline and integrate the operations of this recent acquisition.

Other
-----

This segment's revenue of $2.4 million in both 1999 and 1998 is due to a subcontract, expiring in 2002, related to the Company's lottery subsidiary. Operating income was $2.2 million in both periods.

Interest Expense
----------------

Interest expense increased $8.1 million in the quarter due to the higher level of borrowings for acquisitions and share repurchases.

                              FINANCIAL CONDITION

Net cash provided by operations increased from $65.3 million in the first quarter of 1998 to $69.5 million in the first quarter of 1999, and working capital increased $37.3 million between periods. Normal capital expenditures and dividend payments were met with these internally generated funds.

Other significant outlays in the first quarter included $60.8 million of treasury stock purchases (Note 4) and $5.3 million for acquisitions (Note 6). These items were financed by a $68.0 million increase in long-term debt, primarily from additional borrowings under the Company's $750 million revolving credit facility.

Capital expenditures for 1999 are currently estimated to be approximately $120 million, with $28.9 million spent in the first quarter. Additional expenditures are possible as opportunities arise. At March 31, 1999, approximately $250 million remained authorized under the Company's share repurchase program, and purchases have continued in the second quarter.

The remaining 1999 capital expenditures, exclusive of acquisitions, should be met with internally generated funds. At March 31, 1999, $434 million remained available under the Company's $750 million revolving credit facility to fund future capital requirements, including the possible purchase of the CSC credit reporting businesses (Note 5). Management feels that the Company's liquidity will remain strong in both the short-term and long-term, and that the Company has sufficient debt capacity to finance all of these requirements, if necessary.


                             YEAR 2000 INFORMATION

1.   Background. The widespread use of computer software that relies on two
     ----------
     digits, rather than four digits, to define the applicable year may cause computers and computer-controlled systems to malfunction or incorrectly process data as we approach and enter the year 2000. In view of the potential adverse impact of these "year 2000 problems" on our business, operations and financial condition, we have implemented a central function to manage, validate and report on a continuing basis to the Company's executive management and Board of Directors with regard to our "year 2000 program." Our year 2000 program process comprises five continuing activities: (a) identification and assessment, (b) remediation planning,
     (c) remediation, (d) testing, and (e) contingency planning for year 2000 problem failures.

2.   The Company's Year 2000 Focus. We have focused our year 2000 program
     -----------------------------
     primarily in the following areas: (a) our information technology systems, which include (i) internally developed business applications software, (ii) software provided by vendors and (iii) the computer and peripheral hardware used in our operations; (b) electronic data interchange systems; (c) non-information technology systems (embedded technology) including office business machines, and security, backup power and other building systems; and (d) the flow of materials and non-information technology services from our vendors.

3.   Readiness and Plans. This section describes the status of our year 2000
     -------------------
     program activities:

     (a)  Information Technology Systems.
          ------------------------------

          We have completed our year 2000 identification, assessment and remediation planning activities for the application software and host environments (operating systems software and hardware) of our critical information technology systems, including our systems for North American Information Services, Payment Services, Equifax Europe, Equifax Latin America and our central corporate functions. Regarding remediation and testing, the status is as follows:

          (1) We have completed remediation and internal testing (internal application testing with current and future dates) for all of the critical information technology systems of our North American Information Services businesses, except for a small minority of customer-specific programs for processing data input. With respect to those programs, we are dependent on specifications yet to be provided by those customers; those specifications are scheduled to be provided in a timely manner to allow us to complete those remaining programs no later than the fourth quarter.

          (2) We have completed remediation for all of the critical information technology systems of our Payment Services businesses, except for our Brazilian card processing business acquired in August 1998. With respect to that business, we have begun converting the card processing accounts of our customers to two new systems (including our proprietary card processing system) that will replace the current system. We have installed both new systems, written to be year 2000 ready, and expect to complete substantially all internal testing and, except for one significant customer, account conversions by September 1999. (That one customer has required that we delay conversion of its accounts until next year; to accommodate that customer, we are remediating our current system, and plan to complete that remediation and internal testing by June 1999.)

               With respect to our U.S. card services business, we have completed substantially all of our internal testing on a majority of our critical information technology systems. Those systems for which we have significant remaining internal testing were modified over the last several months to conform to recent changes in Visa and MasterCard rules and regulations unrelated to year 2000. We plan to complete the remaining internal testing of those modified systems by the third quarter of 1999.

               With respect to our check services business, we plan to complete the remainder of our internal testing by June 1999 for our North American business, and we plan to complete internal testing by September 1999 for our international check business.

          (3)  We have completed remediation of our critical information
               technology systems for Equifax Europe.   We have completed
               substantially all internal testing with current dates; we currently are conducting future date testing as part of enterprise testing (internal end-to-end cross-functional testing), and plan to complete that testing by August 1999.

          (4) We have completed remediation and substantially all internal testing of our critical information technology systems in Latin America, except for our Brazilian information reporting business acquired August 1998. With respect to our Brazilian information reporting business, we plan to complete remediation by June 1999 and internal testing by July 1999.

          (5) We have completed remediation and internal testing of our central, corporate financial, human resources and payroll systems in the U.S. With respect to our non-U.S. financial, human resources and payroll systems, we are upgrading or migrating them to third party systems written to be year 2000 ready. We have completed substantially all of that process, and have commenced internal testing of those new systems. We plan to complete the process, including internal testing, by July 1999.

          In order to obtain further assurance of year 2000 readiness of our critical information technology systems, we are conducting additional layers of testing of those systems beyond internal testing, as we deem appropriate under the circumstances. We have commenced customer testing (future date application testing with the customer) with many of our more significant customers, and intend to continue that throughout the year as we deem appropriate. With regard to a substantial majority of our critical information technology systems, we have either completed or are in the process of completing test plans for enterprise testing (internal end-to-end cross-functional testing). We plan to commence enterprise testing in May 1999, and to continue into the third quarter as we deem appropriate. Further, we plan to conduct selected external end-to-end testing with targeted customers during the third quarter and into the fourth quarter.

          We have completed the identification, assessment and remediation planning activities with regard to the other elements of our critical information technology systems (including our local area networks and desktop computing environments). We plan to complete the remediation and testing activities associated with those elements by August 31, 1999.

          We concurrently are addressing year 2000 issues with respect to our non-critical information technology systems, and believe their level of readiness will be sufficient to avoid any material impact on the Company's business, operations or financial condition.

          The majority of our information technology systems for North American Information Services and Equifax Europe are operated at data centers managed by IBM Global Services. IBM continues to assist us in achieving year 2000 readiness for our data processing operating environments in the IBM Global Services data centers.

     (b)  Electronic Data Interchange Systems.
          -----------------------------------

          We are working with others with whom we engage in electronic data interchange (including vendors, customers and other data suppliers), and with our network telecommunications service providers, to identify, assess and test for potential year 2000 problem failures in our electronic data interchange systems. As part of those efforts, we continue our contacts with our data interchange vendors and critical network telecommunications service providers to assess their state of year 2000 readiness and determine the potential for year 2000 problem failures resulting from their equipment, networks or application systems. We are in testing with the majority of our data interchange vendors, and we continue to monitor the carrier reporting and testing information being published by industry organizations such as Network Forum (U.S. local service providers) and ITU (International Telecommunications Union). We continue to review readiness analyses published by consulting organizations, such as Gartner and Forrester, and consultant reviews in relevant industry publications, pertaining to telecommunications service providers. We believe that this process will be ongoing throughout 1999, as we develop additional information regarding those systems. In cases where we determine that the risks associated with particular service providers are not acceptable, we believe that we will be able to timely migrate to satisfactory alternative delivery systems.

          We have completed the identification, assessment and remediation planning activities for Company owned hardware components of our critical network telecommunications systems, and we are remediating those components as appropriate. We anticipate completing integrated testing of our internal network components with current and future dates in June 1999. We expect to make network hardware replacements and firmware upgrades to address those concerns identified by August 1999.

          Overall, we believe that our electronic data interchange systems will be year 2000 ready as necessary to avoid any material adverse impact on the Company's business, operations or financial condition.

     (c)  Non-Information Technology Systems.
          ----------------------------------

          We have completed a substantial majority of our ongoing identification, assessment and remediation planning for the year 2000 problem failures that may occur in our non-information technology systems resulting from embedded technologies, including office business machines, and security, backup power and other building systems. We have completed the substantial majority of our remediation and testing of those systems and anticipate ongoing testing throughout 1999.

     (d)  Materials and Services.
          ----------------------

          We have distributed surveys to our materials and non-information technology services vendors that support our material operations requesting disclosure of their year 2000 readiness status and their plans for addressing year 2000 problems relating to those goods and services and any applicable delivery systems. We have requested and will request additional assurances (including in some instances audit and test activities) from our critical vendors that their goods, services and delivery systems will be appropriately and timely year 2000 ready to meet our continuing needs. If any vendor is unable or unwilling to provide appropriate assurances, we believe that we will be able to use alternative vendors or otherwise modify our services in a manner that will avoid any material impact to the Company. While we believe we will complete a substantial majority of those activities by June 1999, they will continue throughout 1999.

4.   Costs to Address.
     ----------------

     We estimate that the cost of our year 2000 program activities will be $56 million. Through March 31, 1999, we have incurred costs of approximately $38 million related to those activities. Regarding our annual per share charges, we expensed approximately one cent per share in 1996, two cents per share in 1997, and ten cents per share in 1998 in connection with our year 2000 program activities, and we plan to expense approximately ten cents per share in 1999. In addition to costs and expenses of outside consultants, programmers and professional advisors, and acquired hardware and software, the above figures include direct costs associated with Company information technology employees working on our year 2000 program and some of the Company's non-information technology employees who are devoting significant time to the year 2000 program.

5.   Business Continuity and Contingency Planning.
     --------------------------------------------

     We continue the process of identifying the reasonably likely year 2000 problem failures that we could experience with the goal of revising, to the extent practical, our existing business continuity and contingency plans to address the internal and external issues specific to those problems. Thus far, we have focused as planned on reviewing our critical business processes. We believe we have identified the substantial majority of the potential material problem failures with respect to those critical processes, and we have documented strategies for mitigating the associated risk. We expect to revise our existing business continuity and contingency plans by June 1999 to reflect those strategies. The strategies and supporting plans, which are intended to enable us to continue to operate, include performing certain processes manually; repairing or obtaining replacement systems; changing suppliers; and reducing or suspending certain non-critical aspects of our operations. However, we believe that, due to the widespread nature of potential year 2000 problems and our dynamic business growth, the contingency planning process must be ongoing as we continue to monitor year 2000 developments and our internal and external business environment.

6.   Possible Consequences of Year 2000 Problems.
     -------------------------------------------

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

     The preceding "Year 2000 Information" discussion contains various forward-looking statements that represent our beliefs or expectations regarding future events. When used in the "Year 2000 Information" discussion, the words "believes," "expects," "estimates," "plans," "goals" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, our expectations as to when we will complete the identification and assessment, remediation planning, remediation and testing activities of our year 2000 program as well as our year 2000 contingency planning; our estimated cost of achieving year 2000 readiness; and our belief that our internal systems and equipment will be year 2000 ready in a timely and appropriate manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause those differences include availability of information technology resources; customer demand for our products and services; continued availability of materials, services and data from our suppliers; the ability to identify and remediate all date sensitive lines of computer code and to replace embedded computer chips in affected systems and equipment; the failure of others to timely achieve appropriate year 2000 readiness; and the actions or inaction of governmental agencies and others with respect to year 2000 problems.


                          FORWARD-LOOKING INFORMATION

Statements in this report that relate to Equifax's future plans, objectives, expectations, performance, events and the like are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934. Future events, risks and uncertainties, individually or in the aggregate, could cause actual results to differ materially from those expressed or implied in these statements. Those factors could include changes in worldwide and U.S. economic conditions that materially impact consumer spending and consumer debt, changes in demand for the Company's products and services, risks associated with the integration of acquisitions and other investments, and other factors discussed in the "Forward-looking Information" and "Year 2000 Information" sections in the management's discussion and analysis included at item 7 in the Company's annual report on Form 10-K for the year ended December 31, 1998.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have material market risk exposure from market risk sensitive instruments.

                          PART II. OTHER INFORMATION
                          --------------------------


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

                A list of exhibits included as part of this report is set forth in the Exhibit Index appearing elsewhere in this report, and is incorporated by reference.

           (b) Reports on Form 8-K

           Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.


                                 EXHIBIT INDEX
                                 -------------


  Exhibit Number    Description of Exhibit
  --------------    ----------------------


        3           .  Bylaws (as amended May 6, 1999)

       27           .  Financial Data Schedule, submitted to the Commission in electronic format

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.


                               EQUIFAX INC.
                               (Registrant)



Date: May 14, 1999            /s/Thomas F. Chapman
                              --------------------------------------------------
                              Thomas F. Chapman
                              Chairman, President, and Chief Executive Officer



Date: May 14, 1999            /s/Philip J. Mazzilli
                              --------------------------------------------------
                              Philip J. Mazzilli
                              Corporate Vice President,
                              Treasurer and Controller
                              (Chief Accounting Officer)