Form 10-Q
period 1999-06-30
EQUIFAX INC
filed 1999-08-16
CIK 33185

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1999
                               ---------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended
                                -------------------------

Commission File Number 1-6605
                       ------


                                 EQUIFAX INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                 Georgia                                   58-0401110
     -------------------------------                   -------------------
     (State or other jurisdiction of                     (I.R.S.Employer
      incorporation or organization)                   Identification No.)


     1600 Peachtree Street, N.W. Atlanta, Georgia
     P.O. Box 4081, Atlanta, Georgia                               30302
     ----------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X    No
                                         -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at June 30, 1999
            -----                             ----------------------------
Common Stock, $1.25 Par Value                          143,754,330

                                     INDEX

                                                                       Page No.
                                                                       --------
Part I.  Financial Information

         Item 1. Financial Statements

                 Consolidated Balance Sheets --
                   June 30, 1999 and December 31, 1998                    2 - 3

                 Consolidated Statements of Income --
                   Three Months Ended June 30, 1999 and 1998                  4

                 Consolidated Statements of Income --
                   Six Months Ended June 30, 1999 and 1998                    5

                 Consolidated Statement of Shareholders' Equity --
                   Six Months Ended June 30, 1999                             6

                 Consolidated Statements of Cash Flows --
                   Six Months Ended June 30, 1999 and 1998                    7

                 Notes to Consolidated Financial Statements              8 - 11

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                  12 - 18

         Item 3. Quantitative and Qualitative Disclosures About
                   Market Risk                                               18

Part II. Other Information

         Item 4. Submission of Matters to a Vote of Security Holders         19

         Item 6. Exhibits and Reports on Form 8-K                            19

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
                                             JUNE 30,      DECEMBER 31,
(In thousands)                                1999            1998
-----------------------------------------------------------------------
                                           (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                  $  152,343       $   90,617
Trade accounts receivable, net                282,179          298,201
Other receivables                              49,593           54,904
Deferred income tax assets                     24,823           26,223
Other current assets                           53,384           50,420
                                           ----------       ----------

 Total current assets                         562,322          520,365
                                           ----------       ----------

PROPERTY AND EQUIPMENT:
Land, buildings and improvements               29,766           30,963
Data processing equipment and furniture       244,937          239,391
                                           ----------       ----------

                                              274,703          270,354
Less accumulated depreciation                 160,811          151,016
                                           ----------       ----------

                                              113,892          119,338
                                           ----------       ----------

GOODWILL                                      610,387          719,662
                                           ----------       ----------

PURCHASED DATA FILES                          162,862          173,473
                                           ----------       ----------

OTHER ASSETS                                  288,241          295,957
                                           ----------       ----------

                                           $1,737,704       $1,828,795
                                           ==========       ==========

The notes on pages 8 through 11 are an integral part of these consolidated balance sheets.

CONSOLIDATED BALANCE SHEETS
                                                                     JUNE 30,    DECEMBER 31,
(In thousands, except par value)                                       1999          1998
---------------------------------------------------------------------------------------------
                                                                   (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt and current maturities of long-term debt           $   41,118    $   47,387
Accounts payable                                                      132,273       107,346
Accrued salaries and bonuses                                           28,508        37,973
Income taxes payable                                                    3,240         9,518
Other current liabilities                                             194,571       216,955
                                                                   -----------   ----------

  Total current liabilities                                           399,710       419,179
                                                                   -----------   ----------

LONG-TERM DEBT, LESS CURRENT MATURITIES                               941,589       869,486
                                                                   -----------   ----------

LONG-TERM DEFERRED REVENUE                                             27,445        32,465
                                                                   -----------   ----------

DEFERRED INCOME TAX LIABILITIES                                        53,167        50,132
                                                                   -----------   ----------

OTHER LONG-TERM LIABILITIES                                            91,060        91,067
                                                                   -----------   ----------

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY:
Common stock, $1.25 par value; shares authorized -
  300,000; issued - 174,112 in 1999 and 173,722 in 1998;
  outstanding - 138,513 in 1999 and 140,042 in 1998                   217,639       217,153
Preferred stock, $0.01 par value; shares authorized -
  10,000; issued and outstanding - none in 1999 or 1998                    --            --
Paid-in capital                                                       293,188       286,511
Retained earnings                                                     632,916       562,911
Accumulated other comprehensive loss (Note 4)                        (160,495)      (35,063)
Treasury stock, at cost, 30,357 shares in 1999
  and 27,698 shares in 1998                                          (700,096)     (606,092)
Stock held by employee benefits trusts, at cost,
  5,929 shares in 1999 and 5,983 shares in 1998                       (58,419)      (58,954)
                                                                   -----------   ----------

  Total shareholders' equity                                          224,733       366,466
                                                                   -----------   ----------

                                                                   $1,737,704    $1,828,795
                                                                    ==========    =========

The notes on pages 8 through 11 are an integral part of these consolidated balance sheets.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                                        THREE MONTHS ENDED
                                                                             JUNE 30,
(In thousands, except per share amounts)                                1999         1998
--------------------------------------------------------------------------------------------
Operating revenue                                                     $442,586     $393,464
                                                                      --------     --------
Costs of services                                                      256,729      223,453
Selling, general and administrative expenses                            88,977       77,828
                                                                      --------     --------
 Total operating expenses                                              345,706      301,281
                                                                      --------     --------
Operating income                                                        96,880       92,183

Other income, net (Note 6)                                               8,540          649
Interest expense                                                       (15,291)      (8,222)
                                                                      --------     --------
Income before income taxes                                              90,129       84,610

Provision for income taxes                                              38,023       33,978
                                                                      --------     --------
Net income                                                            $ 52,106     $ 50,632
                                                                      ========     ========

Per common share (basic):
  Net income                                                          $   0.38     $   0.36
                                                                      ========     ========
  Shares used in computing basic earnings per share                    138,107      141,365
                                                                      ========     ========

Per common share (diluted):
  Net income                                                          $   0.37     $   0.35
                                                                      ========     ========
  Shares used in computing diluted earnings per share                  140,528      144,430
                                                                      ========     ========

Dividends per common share                                            $ 0.0900     $ 0.0875
                                                                      ========     ========

The notes on pages 8 through 11 are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                                         SIX MONTHS ENDED
                                                                              JUNE 30,
(In thousands, except per share amounts)                                 1999         1998
--------------------------------------------------------------------------------------------
Operating revenue                                                      $864,090     $746,558
                                                                       --------     --------
Costs of services                                                       505,488      425,423
Selling, general and administrative expenses                            172,912      147,958
                                                                       --------     --------
 Total operating expenses                                               678,400      573,381
                                                                       --------     --------
Operating income                                                        185,690      173,177

Other income, net (Note 6)                                                9,022        1,370
Interest expense                                                        (30,426)     (15,254)
                                                                       --------     --------
Income before income taxes                                              164,286      159,293

Provision for income taxes                                               68,279       63,926
                                                                       --------     --------
Net income                                                             $ 96,007     $ 95,367
                                                                       ========     ========

Per common share (basic):
  Net income                                                           $   0.69     $   0.67
                                                                       ========     ========
  Shares used in computing basic earnings per share                     138,617      141,534
                                                                       ========     ========

Per common share (diluted):
  Net income                                                           $   0.68     $   0.66
                                                                       ========     ========
  Shares used in computing diluted earnings per share                   141,086      144,545
                                                                       ========     ========

Dividends per common share                                             $ 0.1800     $ 0.1750
                                                                       ========     ========

The notes on pages 8 through 11 are an integral part of these consolidated statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                         SIX MONTHS ENDED
(In thousands)                                             JUNE 30, 1999
-------------------------------------------------------------------------
COMMON STOCK:
Balance at beginning of period                               $ 217,153
Shares issued under stock plans                                    486
                                                             ---------
Balance at end of period                                     $ 217,639
                                                             =========

PAID-IN CAPITAL:
Balance at beginning of period                               $ 286,511
Shares issued under stock plans                                  5,665
Other                                                            1,012
                                                             ---------
Balance at end of period                                     $ 293,188
                                                             =========

RETAINED EARNINGS:
Balance at beginning of period                               $ 562,911
Net income                                                      96,007
Cash dividends paid                                            (26,002)
                                                             ---------
Balance at end of period                                     $ 632,916
                                                             =========

ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 4):
Balance at beginning of period                               $ (35,063)
Adjustment during period                                      (125,432)
                                                             ---------
Balance at end of period                                     $(160,495)
                                                             =========

TREASURY STOCK:
Balance at beginning of period                               $(606,092)
Cost of shares repurchased                                     (94,004)
                                                             ---------
Balance at end of period                                     $(700,096)
                                                             =========

STOCK HELD BY EMPLOYEE BENEFITS TRUSTS:
Balance at beginning of period                               $ (58,954)
Cost of shares reissued under stock plans                          535
                                                             ---------
Balance at end of period                                     $ (58,419)
                                                             =========

The notes on pages 8 through 11 are an integral part of this consolidated statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                  SIX MONTHS ENDED
                                                                       JUNE 30,
(In thousands)                                                     1999        1998
-------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $ 96,007   $  95,367
  Adjustments to reconcile net income to net cash
   cash provided by operating activities:
    Depreciation and amortization                                  59,995      45,501
    Gain from sale of businesses                                   (7,095)         --
    Changes in assets and liabilities:
      Trade and other receivables, net                             13,430     (28,730)
      Current liabilities, excluding debt                          (5,074)     29,542
      Other current assets                                            157      (7,920)
      Deferred income taxes                                         3,848       6,990
      Other long-term liabilities, excluding debt                    (632)    (13,565)
      Other assets                                                 (2,181)    (13,332)
                                                                 --------   ---------
  Net cash provided by operating activities                       158,455     113,853
                                                                 --------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                             (17,917)    (23,773)
  Additions to other assets, net                                  (39,991)    (30,101)
  Acquisitions, net of cash acquired                              (10,934)    (88,179)
  Proceeds from sale of businesses                                 25,957          --
  Investments in unconsolidated affiliates                             --      (2,200)
                                                                 --------   ---------
  Net cash used in investing activities                           (42,885)   (144,253)
                                                                 --------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings                                        (3,434)     (7,590)
  Net additions to long-term debt                                  70,996     208,907
  Dividends paid                                                  (26,002)    (25,891)
  Treasury stock purchases                                        (94,004)    (63,262)
  Proceeds from exercise of stock options                           5,140       6,558
  Other                                                             1,441       1,096
                                                                 --------   ---------
  Net cash (used in) provided by financing activities             (45,863)    119,818
                                                                 --------   ---------
Effect of foreign currency exchange rates on cash                  (7,981)         28
                                                                 --------   ---------
Net cash provided                                                  61,726      89,446
Cash and cash equivalents, beginning of period                     90,617      52,251
                                                                 --------   ---------
Cash and cash equivalents, end of period                         $152,343   $ 141,697
                                                                 ========   =========

The notes on pages 8 through 11 are an integral part of these consolidated statements.

                                 EQUIFAX INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 June 30, 1999


1.  BASIS OF PRESENTATION:

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the statement of financial position of the Company as of June 30, 1999 and the results of operations for the three and six months ended June 30, 1999 and 1998 and the cash flows for the six months ended June 30, 1999 and 1998. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

4.  SHAREHOLDERS' EQUITY:

Treasury Stock. During the first six months of 1999, the Company repurchased 2,659,000 of its common shares through open market transactions at an aggregate cost of $94,004,000. As of June 30, 1999, approximately $217 million remained authorized for future share repurchases.

Comprehensive Income. Effective with the first quarter 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income". For the six month periods ending June 30, 1999 and 1998, comprehensive income (loss) is as follows:
                                         Six Months Ended
                                             June 30
(in thousands)                           1999       1998
--------------                         ---------   -------
Net income                             $  96,007   $95,367
Change in cumulative foreign
  currency translation adjustment       (125,432)   (4,804)
                                       ---------   -------
Comprehensive income (loss)            $ (29,425)  $90,563
                                       =========   =======

Accumulated other comprehensive loss at June 30, 1999 and December 31, 1998 consists of the following components:

(in thousands)                         June 30, 1999    December 31, 1998
--------------                         -------------    -----------------
Cumulative foreign currency
  translation adjustment                 $(154,429)         $(28,997)
Adjustment for minimum liability
  under supplemental retirement plan        (6,066)           (6,066)
                                         ---------          --------
                                         $(160,495)         $(35,063)
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

6.  ACQUISITIONS AND DIVESTITURES:

During the first six months of 1999, the Company acquired the credit files of eight affiliates located in the United States. They were accounted for as purchases, had a total purchase price of $13.0 million, and were acquired for cash. These acquisitions resulted in $3.8 million of goodwill and $8.4 million of purchased data files. Their results of operations have been included in the consolidated statements of income from the dates of acquisition and were not material.

In April 1999, the Company sold its 34% equity investment in Proceda S.A. in Brazil, and in June 1999, also sold three risk management offices located in the U.S. Proceeds from these sales totaled $26.0 million and resulted in a gain of $7.1 million recorded in Other income, net ($2.9 million after tax, or $.02 per share).

7.  SEGMENT INFORMATION:

Effective with the first quarter, 1998, the Company adopted FASB Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information". In the first quarter, 1999, the Company changed its segment reporting structure to more closely match management's internal reporting of business operations. Significant changes included moving the check solutions businesses in Canada and the U.K. (previously in the North American and Europe segments, respectively) into Payment Services, and moving the operations of Equifax Secure, which is developing authentication and digital certificate services, from General Corporate Expense to the North American segment. The 1998 quarterly segment data has been restated to conform with the current year presentation. Operating revenue and operating income by segment for the second quarter and first six months of 1999 and 1998 are as follows (in thousands):

                                                    Second Quarter                Six Months
                                                ---------------------       ----------------------
Operating Revenue:                                1999         1998           1999          1998
------------------                              --------     --------       --------      --------
North American Information Services             $196,835     $194,127       $388,827      $374,434
Payment Services                                 163,602      132,504        314,731       250,467
Equifax Europe                                    47,220       46,458         93,273        83,204
Equifax Latin America                             32,520       17,966         62,441        33,635
Other                                              2,409        2,409          4,818         4,818
                                                --------     --------       --------      --------
                                                $442,586     $393,464       $864,090      $746,558
                                                ========     ========       ========      ========
Operating Income (Loss):
------------------------
North American Information Services             $ 71,696     $ 68,069       $137,375      $129,933
Payment Services                                  30,607       23,970         59,244        43,205
Equifax Europe                                    (1,289)       4,732         (2,977)        7,887
Equifax Latin America                              5,047        4,346          9,234         8,532
Other                                              2,217        2,217          4,434         4,432
                                                --------     --------       --------      --------
Operating Contribution                           108,278      103,334        207,310       193,989
General Corporate Expense                        (11,398)     (11,151)       (21,620)      (20,812)
                                                --------     --------       --------      --------
                                                $ 96,880     $ 92,183       $185,690      $173,177
                                                ========     ========       ========      ========

Total assets by segment at June 30, 1999 and December 31, 1998 (restated for the changes in segment reporting discussed above) are as follows:

                                                  June 30,            December 31,
(in thousands)                                      1999                  1998
--------------                                   ----------           ------------
North American Information Services              $  558,349            $  553,809
Payment Services                                    458,981               491,821
Equifax Europe                                      300,979               326,865
Equifax Latin America                               275,581               341,834
Other                                                 3,940                 3,517
Corporate                                           139,874               110,949
                                                 ----------            ----------
                                                 $1,737,704            $1,828,795
                                                 ==========            ==========

The declines in total assets within the Payment Services and Equifax Latin American segments were due primarily to those segments' operations in Brazil, where the currency dropped in value by approximately 31% between periods. The decline in assets within Equifax Europe related primarily to the currency exchange rate in the U.K., which declined about 5% between periods. The increase in General Corporate assets related primarily to an increase in cash and cash equivalents.

8.  EARNINGS PER SHARE (EPS):

The income amount used in the numerator of the Company's EPS calculations is the same for both basic and diluted EPS. A reconciliation of the average outstanding shares used in the denominator of the calculations is as follows:

                                           Second Quarter              Six Months
                                        --------------------      --------------------
(in thousands)                           1999         1998         1999         1998
--------------                          -------      -------      -------      -------
Weighted average shares
   Outstanding (basic)                  138,107      141,365      138,617      141,534
Effect of dilutive securities:
   Stock options                          2,141        2,772        2,189        2,718
   Performance share plan                   280          293          280          293
                                        -------      -------      -------      -------
Weighted average shares
   Outstanding (diluted)                140,528      144,430      141,086      144,545
                                        =======      =======      =======      =======

9.  RECENT ACCOUNTING PRONOUNCEMENT:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities, and is effective (as amended by SFAS No. 137) on January 1, 2001 for the Company.
Based on its current level of derivative instruments and hedging activities, the Company does not believe the adoption of SFAS 133 will have a significant impact on its financial statements or reported earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - (second quarter and first six months of 1999 compared to the second quarter and first six months of 1998)

Revenue for the second quarter and first six months of 1999 increased 12.5% and 15.7% respectively over the prior year. Excluding the October 1998 sale of the CSC collections business, second quarter and first six month revenue increased 13.6% and 16.3% respectively, with 9.9 and 10.9 percentage points of the respective periods' increases attributable to acquisitions. Operating income of $96.9 million for the quarter and $185.7 million for the first six months increased 5.1% and 7.2% respectively over the prior year periods. These increases resulted primarily from revenue improvements in the Payment Services segment and cost containment initiatives throughout the Company.

Net income increased 2.9% to $52.1 million in the second quarter and .7% to $96.0 million in the first six months, and diluted earnings per share increased $0.02 in both periods. During the second quarter, the Company sold its 34% interest in Proceda S.A. in Brazil and also sold three small, non-strategic U.S. risk management offices. The resulting gain of $7.1 million ($2.9 million after tax, or $.02 per share) has been included in "Other income, net" in the consolidated statements of income. During the second quarter and first six months of 1999, the Company expensed approximately $8.3 million ($5.0 million after tax, or $0.035 per share) and $15.2 million ($9.2 million after tax, or $.065 per share) respectively in costs related to the Company's "year 2000 program". During the second quarter and first six months of 1998, the Company expensed approximately $5.6 million ($3.4 million after tax, or $0.023 per share) and $8.7 million ($5.2 million after tax, or $.036 per share) respectively in costs related to this effort. The Company expects the total impact of its year 2000 program will be approximately $0.10 per share in 1999.

The following discussion analyzes operating results for the Company's reportable segments and consolidated interest expense.

North American Information Services
-----------------------------------

Revenue in North American Information Services, which includes U.S. Credit Information and Marketing Services, U.S. Risk Management Services, Mortgage Information Services, Canadian Operations, Knowledge Engineering, Consumer Direct, and Equifax Secure increased 1.4% in the second quarter and 3.8% in the first six months. Excluding the CSC collections business, which was sold in the third quarter of 1998, revenue increased 3.4% in the quarter and 4.9% year-to-date with approximately two percentage points of the respective increases attributable to acquisitions. U.S. Credit Information and Marketing Services revenue was up 3.8% in the quarter and 5.4% year-to-date. Acquisitions accounted for about 1.5 percentage points of the increase in both periods and the remainder was due primarily to increased demand from retail and telecommunication/utility industry customers and higher volumes associated with mortgage refinancing activities due to the favorable interest rate environment during the first six months of 1999. While revenue from marketing services was up 3.2% in the first six months, second quarter revenue was down slightly due to recent mergers and acquisitions within the banking industry. Average prices for credit reports declined slightly in both periods and modest pricing pressures are expected to continue.

Exclusive of the CSC collections business divestiture, revenue in U.S. Risk Management Services was up slightly in the first six months of 1999 but was down 4.2% in the second quarter due to a major customer electing to take its collections business in-house. Mortgage Information Services revenue increased $2.9 million in the quarter and $5.2 million year-to-date due to higher volumes from increased market share.

Canadian revenues declined 1.8% in the quarter and .7% in the first six months. In local currency, second quarter revenues were level with 1998 while year-to-date revenue increased 3.0%. Exclusive of acquisitions, Canadian revenue declined 5.8% in the quarter and 3.2% year-to-date due to pricing pressures and increased competition within the consumer information business.

Operating income for North American Information Services increased 5.3% in the quarter and 5.7% year-to-date due primarily to the revenue growth in U.S. Credit Information and Marketing Services as well as cost control initiatives. The growth in both periods was tempered by increased developmental expenses within Equifax Secure related to the development of remote authentication and digital certificate services as well as increased investment in Knowledge Engineering. Absent these investments, operating income increased approximately 11% in both periods.

Payment Services
----------------

Payment Services consists of Card Solutions, Check Solutions and Card Software. In September 1998, Payment Services expanded its operations into Latin America by acquiring a 59.3% interest in UNNISA, a card services business in Brazil. Exclusive of this acquisition, Payment Services revenue was up 13.2% in the second quarter and 15.0% in the first six months, with U.S. Card Solutions revenue increasing 14.8% in the quarter and 13.6% year-to-date due to growth in processing of both cardholder and merchant transactions. In April 1999, Card Services for Credit Unions (CSCU) extended its card processing contract with Card Solutions through 2004. Check Solutions revenue increased 11.2% in the quarter and 10.1% year-to-date, due primarily to volume increases within U.S. Check Solutions. Revenue from Card Software was down in the quarter but was up for the six month period due to the timing of license sales between periods.

Operating income increased 27.7% in the quarter and 37.1% year-to-date due primarily to the revenue growth within U.S. Card Solutions and U.S. Check Solutions. Higher license sales from Card Software also contributed to the increase in operating income in the first six months. The Brazilian operation had a minimal impact on this segment's operating income in both periods.

Equifax Europe
--------------

Equifax Europe consists of operations primarily in the United Kingdom and Spain. During the second quarter 1998, the Company increased its ownership in the operations in Spain and obtained the control necessary to consolidate these operations. While the slowdown in the U.K. economy continued to affect core revenue growth, Equifax Europe's revenue increased 1.6% in the second quarter and 12.1% year-to-date over the prior year due to acquisitions. Exclusive of acquisitions, this segment's revenue was down 10.0% in the quarter and 8.2% in the first six months, due primarily to declines in commercial credit information and auto lien information services. The decline in auto lien information services resulted from a slowdown in vehicle sales and increased competition within this market.

This segment reported operating losses of $1.3 million in the second quarter and $3.0 million year-to-date compared to operating income of $4.7 million and $7.9 million in the respective prior year periods. The operating losses in 1999 resulted from the revenue decline in conjunction with a higher expense base. Acquisitions had a minimal impact on 1999 results. The second quarter loss improved from the first quarter and is a significant improvement from the loss in the fourth quarter of 1998. The Company expects continued improvement in this segment's expense base and operating results throughout 1999, with a return to profitability in the third quarter.

Equifax Latin America
---------------------

Equifax Latin America consists of consumer and commercial information companies predominantly located in Brazil, Chile and Argentina. Equifax Latin America also has a developing operation in Mexico, and has a majority interest in credit information companies in Peru and El Salvador. This segment's second quarter and first six month revenue increases over 1998 were due to the August 1998 acquisition of an 80% interest in SCI in Brazil. Exclusive of this acquisition, segment revenue declined 6.1% in the second quarter and 1.6% year-to-date. Revenue in Argentina was adversely impacted by the Brazilian economy and was down in the quarter and first six months. Unfavorable exchange rates adversely impacted revenue in Chile; however, in local currency revenue increased 3.2% in the second quarter and 4.1% for the first six months, exclusive of acquisitions.

This segment's operating income increased 16.1% in the second quarter and 8.2% year-to-date, as income from the Brazilian acquisition was partially offset by lower income from Argentina and Chile. In local currency, the overall performance of the Brazilian operation has exceeded management's expectations and the Company continues to streamline and integrate the operations of this recent acquisition.

Other
-----

This segment's revenue and operating income remained comparable between periods. Its operations consist solely of a subcontract expiring in 2002 related to HISI, the Company's lottery subsidiary.

Interest Expense
----------------

Interest expense increased $7.1 million in the quarter and $15.2 million year-to-date due to the higher level of borrowing for acquisitions and share repurchases.


                              FINANCIAL CONDITION

Net cash provided by operations for the first six months of 1999 was $158.5 million, an increase of $44.6 million over the comparable prior year period, and working capital increased $61.4 million between periods. Normal capital expenditures and dividend payments were met with these internally generated funds.

Other significant outlays in the first six months of 1999 included $94.0 million of treasury stock purchases (Note 4) and $10.9 million for acquisitions (Note
6). These items were principally financed by $67.6 million in net proceeds from debt (obtained primarily from additional borrowings under the Company's $750 million revolving credit facility) and excess cash from operations.

Capital expenditures for 1999 are currently estimated to be approximately $120 million, with $57.9 million spent in the first six months. Additional expenditures are possible as opportunities arise. At June 30, 1999, approximately $217 million remained authorized under the Company's share repurchase program and purchases have continued in the third quarter.

The remaining 1999 capital expenditures, exclusive of acquisitions, should be met with internally generated funds. At June 30, 1999, $430 million remained available under the Company's $750 million revolving credit facility to fund future capital requirements, including the possible purchase of the CSC credit reporting businesses (Note 5). Management feels that the Company's liquidity will remain strong in both the short-term and long-term, and that the Company has sufficient debt capacity to finance all of these requirements, if necessary.


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

3.   Readiness and Plans. This section describes the status of our year 2000
     -------------------
     program activities:

     (a)  Information Technology Systems.
          ------------------------------

          We have completed our year 2000 identification, assessment and remediation planning activities for the application software and host environments (operating systems software and hardware) of our critical information technology systems, including our systems for North American Information Services, Payment Services, Equifax Europe, Equifax Latin America and our central corporate functions. Regarding remediation and testing, the status is as follows:

          (1) We have completed remediation and internal testing (internal application testing with current and future dates) for all of the critical information technology systems of our North American Information Services businesses, except for (a) internal testing of our Canadian off-line consumer credit system (supports our customers' offers of pre-approved credit and review of their existing credit accounts) and our Canadian commercial credit reporting system, both of which we have determined will require additional testing scheduled for completion during the third quarter of 1999, and (b) remediation and internal testing of a small minority of U.S. customer-specific programs for processing data input, where we are dependent on specifications yet to be provided by those customers. Regarding those data input programs, we expect that small minority of customers to provide the specifications in a timely manner to allow us to complete those remaining programs no later than the fourth quarter. If a customer does not provide its specifications, we have contingency plans that will allow us to execute those programs using standard industry accepted specifications.

          (2) We have completed remediation and internal testing for all of the critical information technology systems of our Payment Services businesses, except for, (a) in connection with our Brazilian card operations, the completion of the process of converting the remaining minority of our Brazilian card processing accounts to our two new systems (including our proprietary card processing system), both written to be year 2000 ready, and (b) internal testing for our U.S. check services business, which we plan to complete by August 1999. The extension of internal testing for our U.S. check services business is the result of non-year 2000 related system modifications requested by a key customer.

          (3) We have completed remediation of our critical information technology systems for Equifax Europe. We have completed substantially all internal testing with current dates; we currently are conducting future date testing in parallel with enterprise testing (internal end-to-end cross-functional testing), and plan to complete that testing by October 1999.

          (4) We have completed remediation of our critical information technology systems for Equifax Latin America, and we have completed internal testing, except for our Brazilian information reporting business. With respect to our Brazilian information reporting business, we plan to complete internal testing by September 1999.

          (5) We have completed remediation and internal testing of our central, corporate financial, human resources and payroll systems in the U.S. With respect to our critical non-U.S. financial, human resources and payroll systems, we have upgraded or migrated them to third party systems written to be year 2000 ready. We have completed internal testing, except for our Spain financial package, and the financial and payroll packages for our

               Brazilian information reporting business, both of which we plan to complete during third quarter 1999.

          In order to obtain further assurance of year 2000 readiness of our critical information technology systems, we are conducting additional layers of testing of those systems beyond internal testing, as we deem appropriate under the circumstances. We continue customer testing (future date application testing with the customer) with many of our more significant customers, and intend to continue that throughout the year as we deem appropriate. With regard to a substantial majority of our critical information technology systems, we have completed test plans for enterprise testing (internal end-to-end cross-functional testing). We commenced enterprise testing in May 1999, and will continue it during the third quarter as we deem appropriate. Further, we plan to conduct selected external end-to-end testing with targeted customers during the third quarter and into the fourth quarter.

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

          The majority of our information technology systems for North American Information Services and Equifax Europe are operated at data centers managed by IBM Global Services. IBM continues to assist us in finalizing year 2000 preparations for our data processing operating environments in the IBM Global Services data centers.

     (b)  Electronic Data Interchange Systems.
          -----------------------------------

          We are working with others with whom we engage in electronic data interchange (including vendors, customers and other data suppliers), and with our network telecommunications service providers, to identify, assess and test for potential year 2000 problem failures in our electronic data interchange systems. As part of those efforts, we continue our contacts with our data interchange vendors and critical network telecommunications service providers to assess their state of year 2000 readiness and determine the potential for year 2000 problem failures resulting from their equipment, networks or application systems. We continue testing with the majority of our data interchange vendors, and we continue to monitor the carrier reporting and testing information being published by industry organizations such as Network Forum (U.S. local service providers) and ITU (International Telecommunications Union). We continue to review readiness analyses published by consulting organizations, such as Gartner and Forrester, and consultant reviews in relevant industry publications, pertaining to telecommunications service providers. We believe that this process will be ongoing throughout 1999, as we develop additional information regarding those systems. In cases where we determine that the risks associated with particular service providers are not acceptable, we believe that we will be able to timely migrate to satisfactory alternative delivery systems. We have migrated from two such carriers so far.

          We have completed the identification, assessment, remediation planning, and remediation for Company owned hardware components of our critical network telecommunications systems. We have completed internal testing of our critical internal network, and there were no additional replacements or upgrades required as a result of that testing. We will continue to test as we deem appropriate throughout the remainder of the year to minimize any risks of interruption.

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

     (d)  Materials and Services.
          ----------------------

          We have distributed surveys to our materials and non-information technology services vendors that support our material operations requesting disclosure of their year 2000 readiness status and their plans for addressing year 2000 problems relating to those goods and services and any applicable delivery systems. We have obtained additional assurances (including in some instances audit and test activities) from the majority of our critical vendors that their goods, services and delivery systems will be appropriately and timely year 2000 ready to meet our continuing needs. We are working to try to ensure the continuing supply of goods and services from the remaining critical vendors. If any vendor is unable or unwilling to provide appropriate assurances, we believe that we will be able to use alternative vendors or otherwise modify our services in a manner that will avoid any material impact to the Company. We will continue these efforts throughout 1999 as we deem appropriate.

4.   Costs to Address.
     ----------------

     We estimate that the cost of our year 2000 program activities will be $56 million. Through June 30, 1999, we have incurred costs of approximately $ 46 million related to those activities. Regarding our annual per share charges, we expensed approximately one cent per share in 1996, two cents per share in 1997, and ten cents per share in 1998 in connection with our year 2000 program activities, and we plan to expense approximately ten cents per share in 1999. In addition to costs and expenses of outside consultants, programmers and professional advisors, and acquired hardware and software, the above figures include direct costs associated with Company information technology employees working on our year 2000 program and some of the Company's non-information technology employees who are devoting significant time to the year 2000 program.

5.   Business Continuity and Contingency Planning.
     --------------------------------------------

     We continue the process of identifying the reasonably likely year 2000 problem failures that we could experience with the goal of revising, to the extent practical, our existing business continuity and contingency plans to address the internal and external issues specific to those problems. Thus far, we have focused as planned on reviewing our critical business processes. We believe we have identified the substantial majority of the potential material problem failures with respect to those critical processes, and we have documented strategies for mitigating the associated risk and revised our existing business continuity plans to reflect those strategies. We began testing and subsequent modification of our contingency plans in July 1999 and will continue those activities into the fourth quarter as we deem appropriate. The strategies and supporting plans, which are intended to enable us to continue to operate, include performing certain processes manually; repairing or obtaining replacement systems; changing suppliers; and reducing or suspending certain non-critical aspects of our operations. However, we believe that, due to the widespread nature of potential year 2000 problems and our dynamic business growth, the contingency planning process must be ongoing as we continue to monitor year 2000 developments and our internal and external business environment.

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


                          FORWARD-LOOKING INFORMATION

     Statements in this report that relate to Equifax's future plans, objectives, expectations, performance, events and the like are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934. Future events, risks and uncertainties, individually or in the aggregate, could cause actual results to differ materially from those expressed or implied in these statements. Those factors could include changes in worldwide and U.S. economic conditions that materially impact consumer spending and consumer debt, changes in demand for the Company's products and services, risks associated with the integration of acquisitions and other investments, and other factors discussed in the "Forward-looking Information" section in the management's discussion and analysis included at Part II, Item 7 in the Company's annual report on Form 10-K for the year ended December 31, 1998, and in the "Year 2000 Information" section in the management's discussion and analysis included at Part I, Item 2 in this report.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have material market risk exposure from market risk sensitive instruments.

                          PART II.  OTHER INFORMATION
                          ---------------------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On May 6, 1999, the Company held its regular annual meeting of Shareholders.

(b) Below is a brief description of each matter voted upon at the annual meeting, each more fully described in the Company's definitive Proxy Statement, dated March 25, 1999:

     (i) Election of four directors to serve terms of three years: Thomas F. Chapman (123,428,387 votes "for" and 1,132,851 votes withheld); Robert
          P. Forrestal (123,190,823 votes "for" and 1,370,415 votes withheld);
          D. Raymond Riddle (123,554,555 votes "for" and 1,006,683 votes withheld); Betty L. Siegel, Ph.D. (123,169,225 votes "for" and 1,392,013 votes withheld). The names of each other Director whose term of office as a Director continued after this meeting are as follows:
          Lee A. Ault, III, John L. Clendenin, A. William Dahlberg, L. Phillip Humann, Larry L. Prince, C. B. Rogers, Jr., Louis W. Sullivan, M.D. and Jacquelyn M. Ward.

     (ii) Approval of Appointment of Arthur Andersen LLP as independent public accountants of the Company for the year 1999 (123,196,964 votes "for"; 410,618 votes "against"; and 953,656 abstentions).


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


                                       EQUIFAX INC.
                                       (Registrant)



Date: August 16, 1999                  /s/ Thomas F. Chapman
                                       ---------------------
                                       Thomas F. Chapman
                                       Chairman and Chief Executive Officer


Date: August 16, 1999                  /s/ David A. Post
                                       -----------------
                                       David A. Post
                                       Corporate Vice President and
                                       Chief Financial Officer