Form 10-Q
period 1999-09-30
EQUIFAX INC
filed 1999-11-15
CIK 33185

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1999
                               ----------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended
                                ----------------------------------

Commission File Number 1-6605
                       ------

                                 EQUIFAX INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Georgia                                   58-0401110
------------------------------------------  -----------------------------------
   (State or other jurisdiction of                     (I.R.S.Employer
    incorporation or organization)                   Identification No.)

     1550 Peachtree Street, N.W. Atlanta, Georgia
     P.O. Box 4081, Atlanta, Georgia                         30302
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                  Outstanding at September 30, 1999
            -----              ----------------------------------------

Common Stock, $1.25 Par Value                 141,436,462

                                     INDEX

                                                                              Page No.
                                                                              --------
Part I.  Financial Information

   Item 1. Financial Statements

           Consolidated Balance Sheets --
           September 30, 1999 and December 31, 1998                             2 - 3

           Consolidated Statements of Income --
           Three Months Ended September 30, 1999 and 1998                           4

           Consolidated Statements of Income --
           Nine Months Ended September 30, 1999 and 1998                            5

           Consolidated Statement of Shareholders' Equity --
           Nine Months Ended September 30, 1999                                     6

           Consolidated Statements of Cash Flows --
           Nine Months Ended September 30, 1999 and 1998                            7

           Notes to Consolidated Financial Statements                          8 - 11

   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              12 - 18

   Item 3. Quantitative and Qualitative Disclosures About Market Risk              18


Part II.   Other Information

   Item 6. Exhibits and Reports on Form 8-K                                        19

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
                                            SEPTEMBER 30,   DECEMBER 31,
(In thousands)                                  1999           1998
------------------------------------------------------------------------
                                            (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                    $  137,109   $   90,617
Trade accounts receivable, net                  288,707      298,201
Other receivables                                40,258       54,904
Deferred income tax assets                       24,122       26,223
Other current assets                             48,501       50,420
                                             ----------   ----------
 Total current assets                           538,697      520,365
                                             ----------   ----------


PROPERTY AND EQUIPMENT:
Land, buildings and improvements                 29,314       30,963
Data processing equipment and furniture         247,402      239,391
                                             ----------   ----------
                                                276,716      270,354
Less accumulated depreciation                   168,154      151,016
                                             ----------   ----------
                                                108,562      119,338
                                             ----------   ----------

GOODWILL                                        605,708      719,662
                                             ----------   ----------
PURCHASED DATA FILES                            154,431      173,473
                                             ----------   ----------
OTHER ASSETS                                    305,036      295,957
                                             ----------   ----------
                                             $1,712,434   $1,828,795
                                             ==========   ==========

The notes on pages 8 through 11 are an integral part of these consolidated balance sheets.


CONSOLIDATED BALANCE SHEETS
                                                           SEPTEMBER 30  DECEMBER 31,
(In thousands, except par value)                               1999         1998
-------------------------------------------------------------------------------------
                                                            (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt and current maturities of long-term debt    $   43,604   $   47,387
Accounts payable                                               137,973      107,346
Accrued salaries and bonuses                                    36,944       37,973
Income taxes payable                                             3,254        9,518
Other current liabilities                                      177,087      216,955
                                                            ----------   ----------
  Total current liabilities                                    398,862      419,179
                                                            ----------   ----------
LONG-TERM DEBT, LESS CURRENT MATURITIES                        938,988      869,486
                                                            ----------   ----------
LONG-TERM DEFERRED REVENUE                                      24,970       32,465
                                                            ----------   ----------
DEFERRED INCOME TAX LIABILITIES                                 57,735       50,132
                                                            ----------   ----------
OTHER LONG-TERM LIABILITIES                                     93,830       91,067
                                                            ----------   ----------

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY:
Common stock, $1.25 par value; shares authorized -
  300,000; issued - 174,208 in 1999 and 173,722 in 1998;
  outstanding - 135,813 in 1999 and 140,042 in 1998            217,760      217,153
Preferred stock, $0.01 par value; shares authorized -
  10,000; issued and outstanding - none in 1999 or 1998             --           --
Paid-in capital                                                301,825      286,511
Retained earnings                                              678,099      562,911
Accumulated other comprehensive loss (Note 4)                 (172,512)     (35,063)
Treasury stock, at cost, 32,772 shares in 1999
  and 27,698 shares in 1998                                   (771,710)    (606,092)
Stock held by employee benefits trusts, at cost,
  5,624 shares in 1999 and 5,983 shares in 1998                (55,413)     (58,954)
                                                            ----------   ----------
  Total shareholders' equity                                   198,049      366,466
                                                            ----------   ----------
                                                            $1,712,434   $1,828,795
                                                            ==========   ==========

The notes on pages 8 through 11 are an integral part of these consolidated balance sheets.


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
(In thousands, except per share amounts)                    1999         1998
--------------------------------------------------------------------------------
Operating revenue                                         $ 444,365    $ 425,414
                                                          ---------    ---------
Costs of services                                           252,126      246,509
Selling, general and administrative expenses                 80,070       79,258
                                                          ---------    ---------
 Total operating expenses                                   332,196      325,767
                                                          ---------    ---------
Operating income                                            112,169       99,647

Other income, net                                             1,109        3,384
Interest expense                                            (15,140)     (12,719)
                                                          ---------    ---------
Income before income taxes                                   98,138       90,312

Provision for income taxes                                   40,040       36,783
                                                          ---------    ---------
Net income                                                $  58,098    $  53,529
                                                          =========    =========

Per common share (basic):
  Net income                                              $    0.42    $    0.38
                                                          =========    =========
  Shares used in computing basic earnings per share         137,268      141,794
                                                          =========    =========

Per common share (diluted):
  Net income                                              $    0.42    $    0.37
                                                          =========    =========
  Shares used in computing diluted earnings per share       139,303      144,863
                                                          =========    =========
Dividends per common share                                $  0.0900    $  0.0875
                                                          =========    =========

The notes on pages 8 through 11 are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
(In thousands, except per share amounts)                    1999         1998
--------------------------------------------------------------------------------
Operating revenue                                        $1,308,455   $1,171,972
                                                         ----------   ----------
Costs of services                                           757,614      680,509
Selling, general and administrative expenses                252,982      218,639
                                                         ----------   ----------
 Total operating expenses                                 1,010,596      899,148
                                                         ----------   ----------
Operating income                                            297,859      272,824

Other income, net (Note 6)                                   10,131        4,754
Interest expense                                            (45,566)     (27,973)
                                                         ----------   ----------
Income before income taxes                                  262,424      249,605

Provision for income taxes                                  108,319      100,709
                                                         ----------   ----------
Net income                                               $  154,105   $  148,896
                                                         ==========   ==========

Per common share (basic):
  Net income                                             $     1.12   $     1.05
                                                         ==========   ==========
  Shares used in computing basic earnings per share         138,167      141,621
                                                         ==========   ==========
Per common share (diluted):
  Net income                                             $     1.10   $     1.03
                                                         ==========   ==========
  Shares used in computing diluted earnings per share       140,468      144,651
                                                         ==========   ==========
Dividends per common share                               $   0.2700   $   0.2625
                                                         ==========   ==========

The notes on pages 8 through 11 are an integral part of these consolidated statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                   NINE MONTHS ENDED
(In thousands)                                                                     SEPTEMBER 30, 1999
-----------------------------------------------------------------------------------------------------
COMMON STOCK:
Balance at beginning of period                                                            $ 217,153
Shares issued under stock plans                                                                 607
                                                                                          ---------
Balance at end of period                                                                  $ 217,760
                                                                                          =========
PAID-IN CAPITAL:
Balance at beginning of period                                                            $ 286,511
Shares issued under stock plans                                                               6,799
Adjustment for shares contributed to U.S. retirement plan by an employee
 benefits trust                                                                               7,003
Other                                                                                         1,512
                                                                                          ---------
Balance at end of period                                                                  $ 301,825
                                                                                          =========
RETAINED EARNINGS:
Balance at beginning of period                                                            $ 562,911
Net income                                                                                  154,105
Cash dividends paid                                                                         (38,917)
                                                                                          ---------
Balance at end of period                                                                  $ 678,099
                                                                                          =========
ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 4):
Balance at beginning of period                                                            $ (35,063)
Adjustment during period                                                                   (137,449)
                                                                                          ---------
Balance at end of period                                                                  $(172,512)
                                                                                          =========
TREASURY STOCK:
Balance at beginning of period                                                            $(606,092)
Cost of shares repurchased                                                                 (165,618)
                                                                                          ---------
Balance at end of period                                                                  $(771,710)
                                                                                          =========
STOCK HELD BY EMPLOYEE BENEFITS TRUSTS:
Balance at beginning of period                                                            $ (58,954)
Cost of shares reissued under stock plans                                                       544
Cost of shares contributed to U.S. retirement plan                                            2,997
                                                                                          ---------
Balance at end of period                                                                  $ (55,413)
                                                                                          =========

The notes on pages 8 through 11 are an integral part of this consolidated statement.


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
(In thousands)                                                1999               1998
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                $ 154,105           $ 148,896
 Adjustments to reconcile net income to net cash
  cash provided by operating activities:
  Depreciation and amortization                               93,106              72,343
  Gain from sale of businesses                                (7,095)                 --
  Changes in assets and liabilities:
    Trade and other receivables, net                          17,619             (27,104)
    Current liabilities, excluding debt                       (9,698)             44,092
    Other current assets                                       3,535             (11,679)
    Deferred income taxes                                     11,754              10,950
    Other long-term liabilities, excluding debt                 (165)            (14,023)
    Other assets                                              (5,438)            (17,010)
                                                            ---------           ---------
 Net cash provided by operating activities                   257,723             206,465
                                                            ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                         (22,859)            (35,026)
 Additions to other assets, net                              (63,305)            (49,146)
 Acquisitions, net of cash acquired                          (12,859)           (474,655)
 Proceeds from sale of businesses                             25,957                  --
 Investments in unconsolidated affiliates                         --             (18,778)
                                                           ---------           ---------
 Net cash used in investing activities                       (73,066)           (577,605)
                                                           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net short-term borrowings                                      (728)             32,220
 Net additions to long-term debt                              67,378             499,216
 Dividends paid                                              (38,917)            (38,873)
 Treasury stock purchases                                   (165,618)            (97,447)
 Proceeds from exercise of stock options                       6,396               9,009
 Other                                                         2,280               2,571
                                                           ---------           ---------
 Net cash (used in) provided by financing activities        (129,209)            406,696
                                                           ---------           ---------
Effect of foreign currency exchange rates on cash             (8,956)             (1,872)
                                                           ---------           ---------
Net cash provided                                             46,492              33,684

Cash and cash equivalents, beginning of period                90,617              52,251
                                                           ---------           ---------
Cash and cash equivalents, end of period                   $ 137,109           $  85,935
                                                           =========           =========

The notes on pages 8 through 11 are an integral part of these consolidated statements.

                                 EQUIFAX INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 1999


1.  BASIS OF PRESENTATION:

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the statement of financial position of the Company as of September 30, 1999, the results of operations for the three and nine months ended September 30, 1999 and 1998, and the cash flows for the nine months ended September 30, 1999 and 1998. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

4.  SHAREHOLDERS' EQUITY:

Treasury Stock. During the first nine months of 1999, the Company repurchased 5,074,000 of its common shares through open market transactions at an aggregate cost of $165,618,000. As of September 30, 1999, approximately $145 million remained authorized for future share repurchases.

Stock Held by Employee Benefits Trusts. During the third quarter of 1999, one of the Company's employee benefits trusts contributed 304,183 shares of Equifax stock with a market value of approximately $10 million to the Company's U.S. Retirement Plan.

Comprehensive Income. Effective with the first quarter 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income". For the nine-month periods ending September 30, 1999 and 1998, comprehensive income is as follows:

                                                    Nine Months Ended
                                                      September 30
                                               ------------------------
(in thousands)                                    1999          1998
--------------                                 ---------       --------

Net income                                     $ 154,105       $148,896
Change in cumulative foreign
    currency translation adjustment             (137,449)        (3,745)
                                               ---------       --------
Comprehensive income                           $  16,656       $145,151
                                               =========       ========

Accumulated other comprehensive loss at September 30, 1999 and December 31, 1998 consists of the following components:


(in thousands)                            September 30, 1999   December 31, 1998
--------------                            ------------------   -----------------

Cumulative foreign currency
   translation adjustment                      $(166,446)           $(28,997)
Adjustment for minimum liability
   under supplemental retirement plan             (6,066)             (6,066)
                                               ---------            --------
                                               $(172,512)           $(35,063)
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

6.  ACQUISITIONS AND DIVESTITURES:

During the first nine months of 1999, the Company acquired the credit files of ten affiliates located in the United States and two affiliates in Canada. They were accounted for as purchases, had a total purchase price of $14.9 million, and were acquired for cash. These acquisitions resulted in $4.7 million of goodwill and $9.8 million of purchased data files. Their results of operations have been included in the consolidated statements of income from the dates of acquisition and were not material.

In April 1999, the Company sold its 34% equity investment in Proceda S.A. in Brazil, and in June 1999, also sold three risk management offices located in the U.S. Proceeds from these sales totaled $26.0 million and resulted in a gain of $7.1 million recorded in "Other income, net" ($2.9 million after tax, or $.02 per share).

7.  SEGMENT INFORMATION:

Effective with the first quarter of 1998, the Company adopted FASB Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information". In the first quarter of 1999, the Company changed its segment reporting structure to more closely match management's internal reporting of business operations. Significant changes included moving the check solutions businesses in Canada and the U.K. (previously in the North American and Europe segments, respectively) into Payment Services, and moving the operations of Equifax Secure, which is developing authentication and digital certificate services, from General Corporate Expense to the North American segment. The

1998 quarterly segment data has been restated to conform with the current year presentation. Operating revenue and operating income by segment for the third quarter and first nine months of 1999 and 1998 are as follows (in thousands):

                                                                Third Quarter                            Nine Months
                                                      ---------------------------------      -----------------------------------
Operating Revenue:                                        1999                1998                1999                 1998
------------------                                    -------------       -------------      --------------       --------------

North American Information Services                       $189,253            $200,355          $  578,080           $  574,789
Payment Services                                           175,084             142,323             489,815              392,790
Equifax Europe                                              45,038              50,829             138,311              134,033
Equifax Latin America                                       32,581              29,498              95,022               63,133
Other                                                        2,409               2,409               7,227                7,227
                                                          --------            --------          ----------           ----------
                                                          $444,365            $425,414          $1,308,455           $1,171,972
                                                          ========            ========          ==========           ==========

Operating Income (Loss):
------------------------

North American Information Services                       $ 71,721            $ 69,107          $  209,096           $  199,040
Payment Services                                            34,756              27,510              94,000               70,715
Equifax Europe                                                 242               6,724              (2,735)              14,611
Equifax Latin America                                        7,447               6,046              16,681               14,578
Other                                                        2,217               2,217               6,651                6,649
                                                          --------            --------          ----------           ----------
Operating Contribution                                     116,383             111,604             323,693              305,593
General Corporate Expense                                   (4,214)            (11,957)            (25,834)             (32,769)
                                                          --------            --------          ----------           ----------
                                                          $112,169            $ 99,647          $  297,859           $  272,824
                                                          ========            ========          ==========           ==========


Total assets by segment at September 30, 1999 and December 31, 1998 (restated for the changes in segment reporting discussed above) are as follows:

                                                                                September 30,          December 31,
(in thousands)                                                                       1999                  1998
--------------                                                                 ----------------      ----------------

North American Information Services                                                  $  551,329            $  553,809
Payment Services                                                                        448,177               491,821
Equifax Europe                                                                          302,328               326,865
Equifax Latin America                                                                   264,525               341,834
Other                                                                                     3,766                 3,517
Corporate                                                                               142,309               110,949
                                                                                     ----------            ----------
                                                                                     $1,712,434            $1,828,795
                                                                                     ==========            ==========

The declines in total assets within the Payment Services and Equifax Latin American segments were due primarily to those segments' operations in Brazil, where the currency dropped in value by approximately 38% between periods. The increase in General Corporate assets related primarily to an increase in cash and cash equivalents.

8.  EARNINGS PER SHARE (EPS):

The income amount used in the numerator of the Company's EPS calculations is the same for both basic and diluted EPS. A reconciliation of the average outstanding shares used in the denominator of the calculations is as follows:

                                                            Third Quarter                            Nine Months
                                                  ---------------------------------       ---------------------------------
(in thousands)                                        1999                1998                1999                1998
--------------                                    -------------       -------------       -------------       -------------

Weighted average shares
   Outstanding (basic)                                  137,268             141,794             138,167             141,621
Effect of dilutive securities:
   Stock options                                          1,769               2,776               2,035               2,737
   Performance share plan                                   266                 293                 266                 293
                                                        -------             -------             -------             -------
Weighted average shares
   Outstanding (diluted)                                139,303             144,863             140,468             144,651
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - (third quarter and first nine months of 1999 compared to the third quarter and first nine months of 1998)

Revenue for the third quarter and first nine months of 1999 increased 4.5% and 11.6% respectively over the prior year. Excluding the impact of the October 1998 sale of the CSC collections business and the June 1999 sale of three risk management offices, third quarter and first nine month revenue increased 6.1% and 12.6% respectively, with approximately 4.6 and 8.6 percentage points of the respective periods' increases attributable to acquisitions. Operating income of $112.2 million for the quarter and $297.9 million for the first nine months increased 12.6% and 9.2% respectively over the prior year periods. These increases resulted primarily from revenue improvements in the Payment Services segment, cost containment initiatives throughout the Company, and acquisitions.

Net income increased 8.5% to $58.1 million in the third quarter and 3.5% to $154.1 million in the first nine months, and diluted earnings per share increased $0.05 (13.5%) in the third quarter and $0.07 (6.8%) year-to-date. During the second quarter, the Company sold its 34% interest in Proceda S.A. in Brazil and also sold three small, non-strategic U.S. risk management offices. The resulting gain of $7.1 million ($2.9 million after tax, or $.02 per share) has been included in "Other income, net" in the consolidated statements of income. During the third quarter and first nine months of 1999, the Company expensed approximately $7.1 million ($4.2 million after tax, or $0.030 per share) and $22.3 million ($13.4 million after tax, or $.095 per share) respectively in costs related to the Company's "year 2000 program". During the third quarter and first nine months of 1998, the Company expensed approximately $5.7 million ($3.4 million after tax, or $0.023 per share) and $14.3 million ($8.6 million after tax, or $.059 per share) respectively in costs related to this effort. The Company expects the total impact of its year 2000 program will be approximately $0.11 per share in 1999.

The following discussion analyzes operating results for the Company's reportable segments, general corporate expense, and consolidated interest expense.

North American Information Services
-----------------------------------

Revenue in North American Information Services, which includes U.S. Credit Information and Marketing Services, U.S. Risk Management Services, Mortgage Information Services, Canadian Operations, Knowledge Engineering, Consumer Direct, and Equifax Secure declined 5.5% in the third quarter and increased 0.6% in the first nine months. Excluding the impact of acquisitions and divestitures, revenue declined 3.0% in the quarter due primarily to lower revenues in U.S. Risk Management Services and U.S. Credit Information and Marketing Services. This segment's year-to-date revenue, adjusted for acquisitions and divestitures, increased 0.9% over the comparable period in 1998.

Within U.S. Credit Information and Marketing Services, revenue was down 0.5% in the quarter and up 3.3% year-to-date. The quarterly decline resulted from lower marketing services revenue, which was down 4.7% from the prior year, partially offset by a slight increase in revenue from credit information services. The decline in marketing services revenue was due to pricing pressures and consolidation within the financial services industry, while the increase in credit information revenue was due to acquisitions. Quarterly revenue within credit information services benefited from increased demand from retail and telecommunication/utility industry customers, but this growth was tempered by an average price decline of about 4%, reduced demand from mortgage industry customers resulting from the higher interest rate environment, and consolidation within certain industry groups. For the first nine months, acquisitions accounted for 1.3 percentage points of the revenue increase. The remaining increase was due to higher credit information volumes associated with mortgage refinancing activities during the first six months of 1999 and increased demand from retail and telecommunication/utility industry customers. Average prices for credit reports declined about 3% in the first nine months of 1999 and pricing pressures are expected to continue. While year-to-date revenue from marketing services increased slightly over the prior year, growth is expected to be tempered due to industry consolidations.

Exclusive of divestitures, revenue in U.S. Risk Management Services was down 12.3% in the quarter and 3.5% year-to-date due to lower revenue from the accounts receivable outsourcing business. Mortgage Information Services revenue was down $0.4 million in the quarter due to the higher interest rate environment, while year-to-date revenue increased $4.8 million due to higher volumes from increased market share.

Canadian revenues declined 3.2% in the quarter and 1.5% in the first nine months. In local currency, excluding the impact of acquisitions, revenue declined 4.9% in the quarter and 3.8% year-to-date due primarily to pricing pressures and increased competition within the consumer information business.

Operating income for North American Information Services increased 3.8% in the quarter and 5.1% year-to-date. The third quarter gain resulted from cost control initiatives and lower incentive expense, primarily within U.S. Credit and Marketing Services. The cost control initiatives included headcount reductions and lower costs from service providers, and included a $3.5 million rebate from a data processing services provider related to services for the first nine months of 1999. The year-to-date gain was due primarily to the revenue growth in U.S. Credit Information and Marketing Services as well as cost control initiatives. Growth in both periods was tempered by increased developmental expenses within Equifax Secure related to the development of remote authentication and digital certificate services as well as increased investment in Knowledge Engineering. Absent these investments, operating income increased approximately 9% in the third quarter and 11% year-to-date.

Payment Services
----------------

Payment Services consists of Card Solutions, Check Solutions and Card Software. In September 1998, Payment Services expanded its operations into Latin America by acquiring a 59.3% interest in UNNISA, a card services business in Brazil. After adjusting for the impact of this acquisition, Payment Services revenue was up 16.6% in the third quarter and 15.6% in the first nine months, with 4.0 and
1.9 percentage points of these respective increases due to the June 1999 start up of a U.K. card processing operation. U.S. Card Solutions revenue increased 18.9% in the quarter and 15.4% year-to-date due to growth in processing of both cardholder and merchant transactions. Check Solutions revenue increased 17.0% in the quarter and 12.5% year-to-date, due primarily to volume increases within U.S. Check Solutions. Revenue from Card Software was down in the quarter but was up for the nine-month period due to the timing of license sales between periods.

Operating income increased 26.3% in the quarter and 32.9% year-to-date due primarily to the revenue growth within U.S. Card Solutions and U.S. Check Solutions. The timing of Card Software license sales between years lowered third quarter operating income, but contributed to the increase in operating income in the first nine months.

Equifax Europe
--------------

Equifax Europe consists of operations primarily in the United Kingdom and Spain. During the second quarter 1998, the Company increased its ownership in the operations in Spain and obtained the control necessary to consolidate those operations. Excluding the impact of acquisitions, revenue declined 11.4% in the quarter and 9.4% in the first nine months due primarily to declines in commercial credit information, auto lien information services, and marketing services. The decline in auto lien information services resulted from a slowdown in vehicle sales and increased competition within that market.

This segment reported operating income of $.2 million in the third quarter and a $2.7 million operating loss year-to-date compared to operating income of $6.7 million and $14.6 million in the respective prior year periods. The operating income declines in 1999 resulted from the revenue decline in conjunction with a higher expense base. Acquisitions had a minimal impact on 1999 results. The third quarter results improved from the first and second quarters, and are a significant improvement from the loss in the fourth quarter of 1998. The Company expects continued improvement in this segment's expense base and operating results, with higher operating income in the fourth quarter.

Equifax Latin America
---------------------

Equifax Latin America consists of consumer and commercial information companies predominantly located in Brazil, Chile and Argentina. Equifax Latin America also has a developing operation in Mexico, and has a majority interest in credit information companies in Peru and El Salvador. This segment's third quarter and first nine-month revenue increases over 1998 were due to the August 1998 acquisition of an 80% interest in SCI in Brazil. After adjusting to exclude the results of this acquisition during its noncomparable period of ownership, segment revenue declined 19.9% in the third quarter and 12.0% year-to-date. A large part of these declines related to Brazil, as revenue increased 4.3% in local currency, but declined 35% in U.S. dollars due to the unfavorable exchange rate. Revenue in Chile and Argentina declined in both periods due to economic slowdowns in those countries. Chile's revenue was also adversely impacted by an unfavorable exchange rate.

This segment's operating income increased 23.2% in the third quarter and 14.4% year-to-date, as income from the Brazilian acquisition was partially offset by lower income from Argentina and Chile. In local currency, the overall performance of the Brazilian operation has exceeded management's expectations, and the Company continues to streamline and integrate the operations of this recent acquisition.

Other
-----

This segment's revenue and operating income remained comparable between periods. Its operations consist solely of a subcontract expiring in 2002 related to HISI, the Company's lottery subsidiary.

General Corporate Expense
-------------------------

General corporate expense declined $7.7 million in the third quarter and $6.9 million year-to-date. These declines were due primarily to a third quarter 1999 adjustment made to the Company's accrual for performance share plans, which have certain measurement criteria based on the Company's stock price.

Interest Expense
----------------

Interest expense increased $2.4 million in the quarter and $17.6 million year-to-date due to the higher level of borrowing for acquisitions and share repurchases.

                              FINANCIAL CONDITION

Net cash provided by operations for the first nine months of 1999 was $257.7 million, an increase of $51.3 million over the comparable prior year period. Dividend payments and capital expenditures, exclusive of acquisitions, were met with these internally generated funds.

Other significant outlays in the first nine months of 1999 included $165.6 million of treasury stock purchases (Note 4) and $12.9 million for acquisitions (Note 6). These items were principally financed by $66.7 million in net proceeds from debt (obtained principally from additional borrowings under the Company's $750 million revolving credit facility) and excess cash from operations.

Capital expenditures for 1999 are currently estimated to be approximately $120 million, with $86.2 million spent in the first nine months. Additional expenditures may occur as opportunities arise. At September 30, 1999, approximately $145 million remained authorized under the Company's share repurchase program and purchases have continued in the fourth quarter.

The remaining 1999 capital expenditures, exclusive of acquisitions, should be met with internally generated funds. At September 30, 1999, $428 million remained available under the Company's $750 million revolving credit facility to fund future capital requirements, including the possible purchase of the CSC credit reporting businesses (Note 5). Management believes that the Company's liquidity will remain strong in both the short-term and long-term, and that the Company has sufficient debt capacity to finance all of these requirements, if necessary.

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

3.   Readiness and Plans. This section describes the status of our year 2000
     -------------------
     program activities:

     (a)  Information Technology Systems.
          ------------------------------

          We have completed our year 2000 identification, assessment and remediation planning activities for the application software and host environments (operating systems software and hardware) of our critical information technology systems, including our systems for North American Information Services, Payment Services, Equifax Europe, Equifax Latin America and our central corporate functions. Regarding remediation and testing, the status is as follows:

          (1) We have completed remediation and internal testing (internal application testing with current and future dates) for all of the critical information technology systems of our North American Information Services businesses, except for a couple of specific programs for processing public records data input, where we have been waiting for specifications from third parties. We expect to complete remediation and internal testing with respect to those couple of programs during the fourth quarter, and in any case we have appropriate contingency plans in place.

          (2) We have completed remediation and internal testing for all of the critical information technology systems of our Payment Services businesses.

          (3) We have completed remediation of our critical information technology systems for Equifax Europe. We have completed all of our internal testing except for a portion of the future date testing of our off-line system that supports our customers' pre-approved credit offers, which we plan to complete by November 1999.

          (4) We have completed remediation and internal testing of our critical information technology systems for Equifax Latin America.

          (5) We have completed remediation and internal testing of our critical financial, human resources and payroll systems.

          In order to obtain further assurance of year 2000 readiness of our critical information technology systems, we are conducting additional layers of testing of those systems beyond internal testing, as we deem appropriate under the circumstances. We continue customer testing (future date application testing with the customer) and intend to continue that throughout the remainder of the year, as we deem appropriate. With regard to a substantial majority of our critical information technology systems, we have either completed, or are in the final stages of enterprise testing (internal end-to-end cross-functional testing). We commenced enterprise testing in May 1999, and will continue it during the fourth quarter as we deem appropriate. Further, we are conducting selected external end-to-end testing with targeted customers and plan to continue that during the fourth quarter as we deem appropriate.

          We have completed the identification, assessment, remediation planning, remediation and testing activities with regard to the other elements of our critical information technology systems (including our local area networks and desktop computing environments).

          We continue to address concurrently our year 2000 issues with respect to our non-critical information technology systems, and believe their level of readiness will be sufficient to avoid any material impact on the Company's business, operations or financial condition.

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

     (b)  Electronic Data Interchange Systems.
          -----------------------------------

          We are working with others with whom we engage in electronic data interchange (including vendors, customers and other data suppliers), and with our network telecommunications service providers, to identify, assess and test for potential year 2000 problem failures in our electronic data interchange systems. As part of those efforts, we continue our contacts with our data interchange vendors and critical network telecommunications service providers to assess their state of year 2000 readiness and determine the potential for year 2000 problem failures resulting from their equipment, networks or application systems. We continue testing with the majority of our data interchange vendors, and we continue to monitor the carrier reporting and testing information being published by industry organizations such as Network Forum (U.S. local service providers) and ITU (International Telecommunications Union). We continue to review readiness analyses published by consulting organizations, such as Gartner and Forrester, and consultant reviews in relevant industry publications, pertaining to telecommunications service providers. We believe that this process will be ongoing throughout 1999, as we develop additional information regarding those systems. In cases where we determine that the risks associated with particular service providers are not acceptable, we will migrate to satisfactory available alternative delivery systems. So far, we have migrated from products of two telecommunications service providers.

          We have completed the identification, assessment, remediation planning, and remediation for Company owned hardware components of our critical network telecommunications systems. We have completed internal testing and conducted various customer testing of our critical internal network. There have been no additional replacements or upgrades required as a result of that testing. We will continue to test as we deem appropriate throughout the remainder of the year to minimize any risks of interruption.

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

     (d)  Materials and Services.
          ----------------------

          We have distributed surveys to our materials and non-information technology services vendors that support our material operations requesting disclosure of their year 2000 readiness status and their plans for addressing year 2000 problems relating to those goods and services and any applicable delivery systems. We have obtained additional assurances (including in some instances audit and test activities) from all but a couple of our critical materials vendors that their goods, services and delivery systems will be appropriately and timely year 2000 ready to meet our continuing needs. We are working to try to ensure the continuing supply from those few vendors, and are increasing our inventory levels to cover our production requirements for a period of time that we believe should provide sufficient time to recover from production or delivery difficulties, or to secure alternate supply sources.

4.  Costs to Address.
    ----------------

    We estimate that the cost of our year 2000 program activities will be $58 million. Through September 30, 1999, we have incurred costs of approximately $53 million related to those activities. Regarding our annual per share charges, we expensed approximately one cent per share in 1996, two cents per share in 1997, and ten cents per share in 1998 in connection with our year 2000 program activities, and we plan to expense approximately eleven cents per share in 1999. In addition to costs and expenses of outside consultants, programmers and professional advisors, and acquired hardware and software, the above figures include direct costs associated with Company information technology employees working on our year 2000 program and some of the Company's non-information technology employees who are devoting significant time to the year 2000 program.

5.  Business Continuity and Contingency Planning.
    --------------------------------------------

    We continue the process of identifying the reasonably likely year 2000 problem failures that we could experience with the goal of revising, to the extent practical, our existing business continuity and contingency plans to address the internal and external issues specific to those problems. Thus far, we have focused as planned on reviewing our critical business processes. We believe we have identified the substantial majority of the potential material problem failures with respect to those critical processes, and we have documented strategies for mitigating the associated risk and revised our existing business continuity plans to reflect those strategies. We began testing and subsequent modification of our contingency plans in July 1999 and will continue those activities during the fourth quarter as we deem appropriate. The strategies and supporting plans, which are intended to enable us to continue to operate, include performing certain processes manually; repairing or obtaining replacement systems; changing suppliers; and reducing or suspending certain non-critical aspects of our operations. However, we believe that, due to the widespread nature of potential year 2000 problems and our dynamic business growth, the contingency planning process must be ongoing as we continue to monitor year 2000 developments and our internal and external business environment.

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

                         PART II.    OTHER INFORMATION
                         -----------------------------


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


                                        EQUIFAX INC.
                                        (Registrant)



Date: November 15, 1999                 /s/Thomas F. Chapman
                                        ------------------------------------
                                        Thomas F. Chapman
                                        Chairman and Chief Executive Officer


Date: November 15, 1999                 /s/David A. Post
                                        ------------------------------------
                                        David A. Post
                                        Corporate Vice President and Chief
                                        Financial Officer