Form 10-K405
period 1999-12-31
EQUIFAX INC
filed 2000-03-30
CIK 33185

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
      12-31-99 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________________ to _____________________

Commission file number      1-6605
                       ----------------

                                     EQUIFAX INC.
                                     ------------
            (Exact name of Registrant as specified in its Charter)

                        GEORGIA                                                 58-0401110
-------------------------------------------------------------     ------------------------------------
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

         1550 Peachtree St., N.W., Atlanta, GA                                     30309
-------------------------------------------------------                        --------------
        (Address of principal executive offices)                                  (Zip Code)

(Registrant's telephone number, including area code)        (404) 885-8000
                                                      --------------------------

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

AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, COMPUTED BY REFERENCE TO THE CLOSING SALES PRICE ON THE NEW YORK STOCK EXCHANGE ON FEBRUARY 25, 2000: $2,809,657,446.

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

               Class                       Outstanding at February 25, 2000
               -----                       --------------------------------
   COMMON STOCK, $1.25 PAR VALUE                     141,050,489
-----------------------------------                 --------------

                      DOCUMENTS INCORPORATED BY REFERENCE

THE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON APRIL 27, 2000, IS INCORPORATED BY REFERENCE, TO THE EXTENT INDICATED UNDER ITEMS 10, 11, 12, 13 AND 14, INTO PARTS III AND IV OF THIS FORM 10-K.

THE ANNUAL REPORT TO SECURITY HOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 IS INCORPORATED BY REFERENCE, TO THE EXTENT INDICATED UNDER ITEMS 3, 6, 7, 8 AND 14, INTO PARTS I, II AND IV.

                                     PART I


ITEM 1. BUSINESS
------- --------

Equifax is a leader in shaping global commerce by bringing buyers and sellers together through information, transaction processing and knowledge-based businesses. Global operations include consumer and commercial credit information services, credit card processing, check guarantee and authorization, software, modeling, database management, analytics, consulting and direct to consumer services.

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

Equifax Inc. is a holding company which conducts its business operations through subsidiary companies. The Company's business areas are divided into separate groups and are conducted on a "profit center" basis with self-contained functional integrity, although Equifax Inc. supplies centralized overall financial, legal, communications, media relations, tax and similar services. The specific products and services presently offered by the Company are described below under the respective Company segment headings.

In May 1999, at the Annual Shareholders' Meeting, the Company announced the election of Thomas F. Chapman as Chairman of the Board, in addition to his position of Chief Executive Officer.

In June 1999, the Company announced the election of Lee A. Kennedy as President and Chief Operating Officer.

In June 1999, the Company commenced its card processing operations in the United Kingdom in partnership with Groupe Cofinoga and Banque Nationale de Paris.

In July 1999, the Company entered into an agreement with EDS for the outsourcing of its Payment Services data processing operations. EDS will manage the data center for Equifax's 6,000 financial institution clients and 100,000 merchants.

In August 1999, the Company entered into a ten year agreement with Price WaterhouseCoopers for the outsourcing of certain human resources, financial, compensation and benefits administrative functions.

During 1999, the Company also acquired fourteen U.S. consumer reporting affiliates and three in Canada.

In January 2000, the Company acquired Procard, the second largest credit card processor in Chile.

In February 2000, the Company announced its plans to acquire the Consumer Information Solutions Group of R. L. Polk and Company for approximately $260 million in cash. This Group provides consumer marketing information services to a wide range of industries. The transaction is expected to close April 30, 2000.

Since January 1993, the Company has had an open market share repurchase program. During 1999, the Company repurchased 6,944,000 shares at a cost of $210.2 million.

Reference is made to acquisitions and investments in unconsolidated affiliates reported in Note 3 and industry segment information reported in Note 11 of the Notes to Consolidated Financial Statements, included as Exhibit 13.3 in Part IV,
Item 14 of this report, which are incorporated by reference.

A description of the Company's products or services by segment follows:


North American Information Services Segment
-------------------------------------------

This segment includes Equifax Credit Information Services, Inc.; Credit Northwest Corporation; Equifax-Rochester, Inc.; Acrofax Inc.; Equifax Consumer Services, Inc.; Equifax Secure, Inc.; Equifax Knowledge Engineering, Inc.; Equifax Canada Inc.; and Equifax Canada (AFX) Inc.

The Company's principal classes of service for this segment are informational services for consumer credit reporting purposes and risk management services. Customers include banks, financial institutions, retailers, credit card issuers, utilities and telecommunications companies, transportation companies, mortgage lenders, healthcare administration companies, consumers and government. Informational services for consumer and commercial credit reporting purposes in the U.S. and Canada accounted for 35% of the Company's 1999 total revenue, as compared with 37% in 1998 and 40% in 1997. Risk management services in the U.S. and Canada accounted for 8% of the Company's 1999 total revenue, as compared with 9% in 1998 and 10% in 1997.

Businesses in this segment primarily furnish consumer credit reporting information and decision support and credit management services designed to meet specific customer needs. These services include consumer credit reporting information, credit marketing services, risk management, account acquisition services, notification services, locate services, fraud detection and prevention services, mortgage information and collections outsourcing. In Canada, these services also include commercial credit information. Distribution of information to customers is made primarily through electronic data interfaces.
Additionally, emerging businesses in this segment include custom analytics and database solutions for customer relationship management and, also, a variety of e-commerce solutions including online identity verification services and digital certificate products.

In the U.S., the Company's consumer credit services operations, including non-owned affiliate bureaus, compete with two other automated credit reporting companies -- Experian Corporation and Trans Union Corporation. Equifax Canada Inc. is the leading provider of both consumer and commercial credit information in Canada.

Payment Services Segment
------------------------

This segment includes Equifax Payment Services, Inc.;Equifax Check Services, Inc.; Equifax Card Services, Inc.; Equifax Card Services (Madison), Inc.; Credit Union Card Services, Inc.; Light Signatures, Inc.; Financial Insurance Marketing Group, Inc.; First Bankcard Systems, Inc.; Equifax Mauritius Private Limited; Equifax Card Solutions, S.A.; Equifax E-Banking Solutions, Inc.; Equifax Ltd.; Equifax Australia plc.; Equifax Card Solutions Limited; Equifax Pty Ltd.; Equifax SNC; Equifax Venture Infotek Ltd. (50%); Telecredit Canada, Inc.; Transax Plc; Transax France plc.; Partech S.A. (51%); Unnisa Solucoes en Meios de Pagamento Ltda. (59%); and Transax (Ireland) Ltd.

The Company's principal classes of service for this segment are Card Solutions and Check Solutions. Card Solutions provides a broad range of products and services supporting every phase of the card payment industry, including credit and debit card transaction processing, card processing software, portfolio management services, portfolio analysis, cardholder customer service, marketing services, risk management services and merchant processing. In 1999, Card Solutions had operations in the U.S., U.K. and Brazil, and a joint venture in India and, in January 2000 purchased Procard in Chile. Card Solutions customers include banks, credit unions and savings institutions in the U.S. and leading credit card issuers outside the U.S. Card software product customers are diverse and include some of the world's largest financial institutions. This class of service accounted for 25% of the Company's 1999 total operating revenue, as compared with 22% in 1998 and 21% in 1997. Check Solutions in the U.S. supports customers with check risk management solutions, including check guarantee and authorization services, data file exchanges, risk management consulting, check collections, and database marketing and fraud identification. Check Solutions now includes international operations in the U.K., Canada, Ireland, France, New Zealand and Australia. Check Solutions customers include national and regional retail chains, online brokerages, hotels, automotive dealers, grocers and other retailers. Check Solutions accounted for 13% of the Company's 1999 total operating revenue, as compared with 13% in 1998 and 14% in 1997.

Companies in this segment are leading providers of their products and services in the United States, although competition is considerable. In Brazil, Unnisa is the largest third party processor.

Business in this segment is somewhat seasonal to some extent. The volume of check and credit and debit card processing is highest during the holiday shopping season and during other periods of increased consumer spending.


Equifax Europe Segment
----------------------

This segment includes Equifax Plc; UAPT-Infolink plc; The Infocheck Group Ltd.; Credit Consultants International Ltd.; Credit Link (U.K.) Ltd.; Dicodi, S.A.; Equifax Decision Systems B.V.; Information Tecnica Del Credito, S.L. (Incresa); Infolink Ltd.; Messagegram Ltd.; Ultimate Business Services plc.; Ultimate Media Concepts Ltd.; Via Ejectiva, S.A.; VIV Limited; Credinformacoes, Informacoes de Credito, LDA; Precision Marketing Information Ltd. (49% owned); and The Equifax Database Company Ltd. Also included in this segment are CCI Group plc., CCI Trace and Investigation Services Ltd., The Database

Company Ltd., Equifax Iberica, S.A. and ASNEF-Equifax Servicios de Informacion Sobre Solvencia y Credito, S.L. (95% owned).

The Company's principal class of service is providing consumer and commercial information and consumer marketing lists in the United Kingdom, Spain and Portugal.

The businesses in this segment primarily provide consumer and commercial credit services, but also provide other financial services, including credit application processing, credit scoring, auto lien and other information, marketing services, modeling and analytics, and risk management services.

Customers include banks, financial institutions, retailers, automobile manufacturers, utilities and telecommunications companies, auto finance and leasing firms, automobile dealers and rental companies and mortgage lenders. Throughout the United Kingdom, Spain and Portugal, Equifax also supports small and medium-size businesses operating in a variety of diverse markets.

Equifax Europe has operations in the United Kingdom, Spain, Portugal and
Ireland.


Latin America Segment
---------------------

This segment includes Equifax South America, Inc.; Equifax de Chile, S.A.; Equifax de Mexico Sociedad de Informacion Crediticia, S.A.; DICOM S.A.; Organizacion Veraz S.A. (66 2/3%); Equifax do Brasil, Ltda., which owns 80% of the stock of Seguranca ao Credito e Informacoes (SCI); Equifax Peru Srl.; Infocorp S.A. (51%); and Dicom CentroAmerica (51%).

The principal class of service for this segment is consumer and commercial credit information services. In addition to credit information, DICOM provides import/export data, legal trademark, stock market and other consumer information. Customers include retailers, banks, financial institutions, utilities, telecommunications companies, manufacturers and individual consumers.

SCI is a leading commercial credit information provider in Brazil, and also provides consumer credit information, while DICOM and Veraz are the leading providers of consumer and commercial credit information in Chile and Argentina respectively. Equifax Latin America also has operations in Peru and El Salvador.


Other Segment
-------------

This segment includes High Integrity Systems, Inc.

The Company's single class of service for this segment was lottery services. In 1996, the Company subcontracted many of its lottery obligations to GTECH Corporation, and as a result, these operations are not material to a general understanding of the Company's business. Other than this subcontract, which extends until mid 2002, the Company is no longer in the lottery business.

================================================================================


The principal methods of competition for the Company are price, scope, speed, ease of use, and quality of the information and services provided.

None of the Company's segments is dependent on any single customer, and the Company's largest customer provides less than 10% of the Company's total revenues.

The Company had approximately 12,700 employees as of December 31, 1999.


ITEM 2. PROPERTIES
------- ----------

The Company is in a service industry and does not own any mines, extractive properties or manufacturing plants. Consequently, an understanding of the Company's property holdings is not deemed to be material to an understanding of the Company's business taken as a whole.

The Company owns a total of three office buildings, one of which is located in Wexford, Ireland; one in Salisbury, England; and one in Santiago, Chile. The Company owns approximately 23.5 acres in Windward Office Park located in Alpharetta, Georgia adjacent to office space currently under lease by the Company.

The Company ordinarily leases office space of the general commercial type for conducting its business and is obligated under approximately 261 leases and other rental arrangements for its headquarters and field locations. The Company's operating leases involve principally office space.


ITEM 3. LEGAL PROCEEDINGS
------- -----------------

Reference is made to Note 9 of the Notes to Consolidated Financial Statements, included in Part IV, Item 14 of this report, which is incorporated by reference.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------- ---------------------------------------------------

No matters were submitted during the fourth quarter to a vote of security holders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

The Company's executive officers, as of March 17, 2000, are listed below, with certain information relating to each of them:

          Name and Position                                                                                     Officer
            With Company                                                                         Age            Since
            ------------                                                                         ---            -----
Thomas F. Chapman, Chairman and Chief Executive Officer*                                         56              1991

Lee A. Kennedy, President and Chief Operating Officer*                                           49              1997

William V. Catucci, Executive Vice President & Group Executive -                                 61              1999
North American Information Services

C. Richard Crutchfield, Executive Vice President & Group Executive -                             52              1997
Europe

Philip J. Mazzilli, Executive Vice President & Chief Financial Officer                           59          February 2000

William R. Phinney, Executive Vice President & Group Executive -                                 61              1997
Latin America

Larry J. Towe, Executive Vice President & Group Executive -                                      52              1999
Payment Services

John T. Chandler, Corporate Vice President & Chief Administrative                                52              1995
Officer

Karen H. Gaston, Corporate Vice President, Human Resources                                       47              1998
& Community Relations

Bruce S. Richards, Corporate Vice President & General Counsel                                    45              1996

Michael T. Vollkommer, Corporate Vice President & Controller                                     41              1999

Marietta Edmunds Zakas, Corporate Vice President,                                                41              1995
Corporate Secretary and Director of Investor Relations

Michael G. Schirk, Vice President & Treasurer                                                    50              1999

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

Mr. Chapman, elected in May 1999, serves as Chairman and Chief Executive Officer of the Company. Prior to this election, Mr. Chapman served as President and Chief Executive Officer of the Company since January 1998. Previously, he served as president and Chief Operating Officer of the Company. Before that, he was Executive Vice President and Group Executive of the Company's former Financial Services Group. He has served as an officer of the Company for at least five years.

Mr. Kennedy, elected in June 1999, serves as President and Chief Operating Officer. Prior to this election, Mr. Kennedy served as Executive Vice President and Group Executive - Payment Services since 1997. Before that, he served as Group Executive of the Company's Payment Services Group since 1995. From 1990 to 1995, he served as Senior Vice President and General Manager of the Company's Card Services Division.

Mr. Catucci, elected in October 1999, serves as Executive Vice President and Group Executive - North American Information Services. Prior to joining the Company, Mr. Catucci served as President and Chief Executive Officer of Unitel/AT&T Canada Long Distance Services from 1996 to 1999 and as a Vice President of AT&T for more than five years.

Mr. Crutchfield, elected in October 1997, serves as Executive Vice President and Group Executive - Europe. He also served as Chief Technology Officer of the Company from October 1997 through March 2000. Mr. Crutchfield served as Senior Vice President and Chief Information Officer since April 1997. Previously, he served as Chief Technology Officer for the Company's Financial Services Group for more than five years.

Mr. Mazzilli, elected February 2000, serves as Executive Vice President and Chief Financial Officer. Prior to his election he served as Executive Vice President and Chief Financial Officer of Nova Corporation which provides transaction processing and related software application products to small merchants. From 1992 through June 1999, he served as Corporate Vice President, Treasurer and Controller of Equifax.

Mr. Phinney, elected October 1997, serves as Executive Vice President and Group Executive - Latin America. Prior to this election, Mr. Phinney served as Vice President and Area Manager, Latin America, since 1994. Before that, he served as Vice President of Finance and Planning for the Insurance Services Group since 1991.

Mr. Towe, elected July 1999, serves as Executive Vice President and Group Executive - Payment Services. Prior to his election Mr. Towe served as Senior Vice President and General Manager, Equifax Card Solutions, International since May 1997. Before that, since May 1996, he served as President, FBS Software which the Company acquired in July 1994. Before that he was Executive Vice President and head of sales and marketing of FBS Software.

Mr. Chandler, elected in October 1995, serves as Corporate Vice President and Chief Administrative Officer of the Company. Prior to this election, Mr. Chandler served as Vice President-Compensation and Benefits Administration upon joining the Company in 1991.

Ms. Gaston, elected April 1998, serves as Corporate Vice President, Human Resources and Community Relations for the Company. Prior to this election, Ms. Gaston served as Senior Vice President of Human

Resources Services, Communications and Administration since September 1995 for the Company's Financial Services Group. Before that, she served as an Assistant Vice President and then Vice President of Human Resources since 1992.

Mr. Richards, elected in October 1996, serves as Corporate Vice President and General Counsel of the Company. Prior to this election, Mr. Richards served as Senior Vice President and Group Counsel of the Company's Financial Services Group since 1993.

Mr. Vollkommer, elected in December 1999, serves as Corporate Vice President and Controller of the Company. Prior to joining the Company, Mr. Vollkommer served as Vice President-Finance for Superior TeleCom Inc., from 1998 until 1999. From 1994-1998, he held executive officer positions with Alumax Inc., a producer of primary aluminum and aluminum fabricated products.

Ms. Zakas, elected in October 1995, serves as Corporate Vice President, Corporate Secretary and Director of Investor Relations of the Company. Prior to this election, Ms. Zakas served as Corporate Vice President and Treasurer for the period January 1996 through October 1996 and as Corporate Vice President-Investor Relations for the period October 1995 through January 1996. Prior to that, she served as Vice President and Director of Investor Relations of the Company since September 1993.

Mr. Schirk, elected in June 1999, serves as Vice President and Treasurer of the Company. Prior to his election, Mr. Schirk served as Vice President and Assistant Treasurer - Treasury Services since January 1996. Before that, he served as Assistant Vice President and Senior Financial Analyst - Capital Finance Group since joining the Company in 1992.


                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------- -----------------------------------------------------------------
        MATTERS
        -------

The Company's common stock is listed and traded on the New York Stock Exchange, which is the principal market on which the stock is traded.

DIVIDENDS PER SHARE

----------------------------------------------------------------------------------------------------------------------
Quarter                                     1993       1994        1995        1996        1997       1998        1999
----------------------------------------------------------------------------------------------------------------------
First                                     $0.070     $0.070      $0.078      $0.083      $0.083     $0.088      $0.090
Second                                     0.070      0.078       0.078       0.083       0.088      0.088       0.090
Third                                      0.070      0.078       0.078       0.083       0.088      0.088       0.090
Fourth                                     0.070      0.078       0.083       0.083       0.088      0.090       0.093
----------------------------------------------------------------------------------------------------------------------
Annual                                    $0.280     $0.303      $0.315      $0.330      $0.345     $0.353      $0.363
----------------------------------------------------------------------------------------------------------------------

STOCK PRICES
---------------------------------------------------------------------------------------------------------------------------
 (In Dollars)                      1995              1996              1997                 1998                1999
---------------------------------------------------------------------------------------------------------------------------
                           High      Low      High      Low      High      Low        High       Low      High        Low
First Quarter              15.219  11.297    20.141    15.891    30.094    23.938      37.625   31.750    39.875     31.375
Second Quarter             15.656  13.703    24.844    17.563    33.281    23.719      40.688   33.938    38.438     33.250
Third Quarter              18.844  14.594    24.500    21.594    33.000    27.750      44.125   29.750    36.938     26.750
Fourth Quarter             19.469  16.109    30.875    23.719    36.438    28.625      45.000   31.438    28.313     20.125
---------------------------------------------------------------------------------------------------------------------------
Year                       19.469  11.297    30.875    15.891    36.438    23.719      45.000   29.750    39.875     20.125

As of February 25, 2000, there were approximately 11,625 holders of record of the Company's common stock.


ITEM 6. SELECTED FINANCIAL DATA
------- -----------------------

Reference is made to Exhibit 13.1, included in Part IV, Item 14 of this report, which is incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------- ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2000, contains, on pages 2 through 6 thereof, information relating to the Company's Directors and persons nominated to become Directors, which is incorporated by reference. Information relating to the Executive Officers at the Company is included in Item 1 of this Report.


ITEM 11. EXECUTIVE COMPENSATION
-------- ----------------------

The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2000, contains, on pages 10 through 16, 18 and 19 thereof, information relating to Executive Officer compensation, which is incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2000, contains on page 9 thereof, information relating to security ownership of certain beneficial owners and management, which is incorporated by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------- ----------------------------------------------

The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2000, contains, on page 10 thereof, information relating to certain relationships and related transactions, which is incorporated by reference.



                                    PART IV.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------- ---------------------------------------------------------------

(A)      The following documents are filed as part of this report:

     (1) FINANCIAL STATEMENTS

         o Consolidated Balance Sheets - December 31, 1999 and 1998

         o Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997

         o Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1999, 1998 and 1997

         o Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

         o Notes to Consolidated Financial Statements

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

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the fourth quarter of the year ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.


                                  EQUIFAX INC.


Date    March 29, 2000         By   /s/Marietta Edmunds Zakas
              --                    -------------------------
                                    Marietta Edmunds Zakas,
                                    Corporate Vice President, Corporate
                                    Secretary and Director of Investor Relations


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date    March 29, 2000         /s/Thomas F. Chapman
              --               --------------------
                               Thomas F. Chapman, Chairman of the Board
                               and Chief Executive Officer



Date    March 29, 2000         /s/Lee A. Kennedy
              --               -----------------
                               Lee A. Kennedy, President and
                               Chief Operating Officer



Date    March 29, 2000         /s/Philip J. Mazzilli
              --               ---------------------
                               Philip J. Mazzilli, Executive Vice President
                               and Chief Financial Officer
                               (Principal Financial Officer)



Date    March 29, 2000         /s/Michael T. Vollkommer
              --               ------------------------
                               Michael T. Vollkommer, Corporate Vice
                               President and Controller
                               (Principal Accounting Officer)

Date       March 29, 2000         /s/Lee A. Ault
                 --               --------------
                                  Lee A. Ault, III, Director

Date       March 29, 2000         /s/John L. Clendenin
                 --               --------------------
                                  John L. Clendenin, Director

Date       March 15, 2000         /s/A. W. Dahlberg
                 --               -----------------
                                  A. W. Dahlberg, Director


Date       March 20, 2000         /s/Robert P. Forrestal
                 --               ----------------------
                                  Robert P. Forrestal, Director


Date       March 29, 2000         /s/L. Phillip Humann
                 --               --------------------
                                  L. Phillip Humann, Director


Date       March 15, 2000         /s/Larry L. Prince
                 --               ------------------
                                  Larry L. Prince, Director


Date       March 29, 2000         /s/D. Raymond Riddle
                 --               --------------------
                                  D. Raymond Riddle, Director


Date       March 29, 2000         /s/Betty L. Siegel
                 --               ------------------
                                  Dr. Betty L. Siegel, Director


Date       March 29, 2000         /s/Louis W. Sullivan
                 --               --------------------
                                  Dr. Louis W. Sullivan, Director


Date       March 17, 2000         /s/Jacquelyn M. Ward
                 --               --------------------
                                  Jacquelyn M. Ward, Director

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER
-------

          Plan of Acquisition, Reorganization, Arrangement, Liquidation or
          ----------------------------------------------------------------
          Succession
          ----------

    2.1 Distribution Agreement, Plan of Reorganization and Distribution (24 pages) (7)

          Articles of Incorporation and Bylaws
          ------------------------------------

    3.1   .  Amended and Restated Articles of Incorporation (3 pages) (5)

    3.2   .  Bylaws (23 pages)


          Instruments Defining the Rights of Security Holders, Including
          --------------------------------------------------------------
          Indentures
          ----------

    4.1   .  Loan Agreement (151 pages)(9)

    4.2   .  Portion of Prospectus and Trust Indenture (134 pages) (1)

    4.3 . Rights Agreement, dated October 25, 1995, between Equifax Inc. and SunTrust Bank, Atlanta with Form of Right Certificate attached as Exhibit "A" (54 pages) (3)

    4.4   .  Indenture Relating to Debt Securities (98 pages) (11)


          Material Contracts and Compensation Plans
          -----------------------------------------

    10.1 . Equifax Inc. 1988 Performance Share Plan for Officers, as amended (13 pages) (9)(12)

    10.2  .  Equifax Inc. Executive Incentive Plan (6 pages) (9)(11)

    10.3  .  Deferred Compensation Plan (22 pages) (4)(12)

    10.4  .  Change in Control Agreement (11 pages) (9)(12)

    10.5  .  Equifax Inc. Omnibus Stock Incentive Plan, as amended (17 pages)
             (9)(11)

    10.6 . Form of 1999 Incentive and Non-Qualified Stock Option Agreements (10 pages) (11)(12)

    10.7  .  Form of 1999 Restricted Stock Award Agreement (3 pages) (11)(12)

    10.8 . Form of 1998 Incentive and Non-Qualified Stock Option Agreements (8 pages) (6)(12)

    10.9  .  Form of 1998 Restricted Stock Award Agreement (3 pages) (6)(12)

    10.10 . Form of 1996 Incentive and Non-Qualified Stock Option Agreements (8 pages) (2)(12)

    10.11 .  Form of 1996 Non-Qualified Stock Option Agreement (4 pages) (2)(12)

    10.12 .  Form of 1996 Restricted Stock Award Agreement (3 pages) (2)(12)

    10.13 . Form of 1995 Incentive and Non-Qualified Stock Option Agreements (8 pages) (2)(12)

    10.14 .  Form of 1995 Restricted Stock Award Agreement (4 pages) (2)(12)

    10.15 . Equifax Inc. Non-Employee Director Stock Option Plan and Agreement (10 pages)(11)(12)

    10.16 .  Equifax Inc. Supplemental Executive Retirement Plan (24 pages)
             (2)(12)

    10.17 . Equifax Inc. Supplemental Executive Retirement Plan Amendment (2 pages)(6)(12)

    10.18 .  Agreement For Computerized Credit Reporting Services (205 pages)

    10.19 . Amendments to Agreement for Computerized Credit Reporting Services and related documents (66 pages) (6)

    10.20 . Amendment to Agreement for Computerized Credit Reporting Services (8 pages) (1)

    10.21 . Amendment to Agreement for Computerized Credit Reporting Services (9 pages)

    10.22 . Amendment to Agreement for Computerized Credit Reporting Services (14 pages) (2)

    10.23 . Computer and network operations agreement (redacted version) (74 pages) (10)

    10.24 .  Lease Agreement (69 pages)

    10.25 .  Lease Agreement (76 pages) (11)

    10.26 .  Transaction Document #1 ( 7 pages) (13)

    10.27 .  Master Agreement (62 pages) (13)

    10.28 . Human Resources Business Process and Support Services Agreement with First Amendment and schedule of omitted exhibits (72 pages)

    10.29 . Finance & Accounting Business Process and Support Services Agreement, with First amendment and schedule of omitted exhibits (71 pages)

    10.30 . Compensation of Directors - The Company's bylaws, which are filed as an exhibit to this Form 10-K Annual Report, describe on page 7 and 8, under Article Two, "Compensation of Directors," the fees paid to Directors of the Company. This information is incorporated by reference.

         Annual Report to Security Holders
         ---------------------------------

    13.1  .  Summary of Selected Financial Data (2 pages)

    13.2 . Management's Discussion and Analysis of Financial Condition and Results of Operations (11 pages)

    13.3  .  Financial Statements and Supplementary Data (29 pages)

    21    Subsidiaries of the Registrant (4 pages)
          ------------------------------

    23    Consent of Independent Public Accountants to incorporation
          -----------------------------------------------------------
          by reference (1 page)
          ------------

    27    Financial Data Schedule (for SEC use only)
          -----------------------


(1)Previously filed as pages 8 through 16 and Exhibit 4.1 on Amendment No. 1 to Form S-3, Registration Statement No. 33-62820, filed June 17, 1993, and incorporated by reference.

(2)Previously filed as an exhibit on Form 10-K, filed March 30, 1995, and incorporated by reference.

(3)Previously filed as exhibits on Form 8-A, filed November 2, 1995, and incorporated by reference.

(4)Previously filed as an exhibit on Form 10-K, filed April 1, 1996, as amended on Form 10-K/A, filed April 4, 1996, and incorporated by reference.

(5)Previously filed as an exhibit on Schedule 14A, filed, March 26, 1996, and incorporated by reference.

(6)Previously filed as an exhibit on Form 10-K, filed March 31, 1997, and incorporated by reference.

(7)Previously filed as an exhibit to Pre-effective Amendment No. 1 to Registration Statement on Form S-1, Registration No. 333-30297, filed July 16, 1997, and incorporated by reference.

(8)Previously filed as pages 1 through 22 to the Company's Registration Statement on Form
S-3, Registration No. 333-47599, filed March 9, 1998, and incorporated by reference.

(9)Previously filed as an exhibit on Form 10-K, filed March 31, 1998, and incorporated by reference.

(10)Previously filed as an exhibit on Form 10-Q, filed November 16, 1998, and incorporated by reference.

(11)Previously filed as an exhibit on Form 10-K, filed March 31, 1999, and incorporated by reference.

(12)Management Contract or Compensatory Plan

(13) Document omits information pursuant to a Request for Confidential Treatment under Rule 406 of the Securities Act of 1933