Form 10-K405/A
period 1999-12-31
EQUIFAX INC
filed 2000-04-07
CIK 33185

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

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned duly authorized officer.


                                       EQUIFAX, INC.


Date  April 5, 2000                    By /s/ Marietta Edmunds Zakas
                                          --------------------------
                                          Marietta Edmunds Zakas,
                                          Corporate Vice President, Corporate
                                          Secretary and Director of
                                          Investor Relations

This Report on Form 10-K/A is being filed solely for the purpose of filing the Consolidated Statements of Income (one page) which was inadvertently omitted during the ascii to edgar conversion process from electronic filing with the Report on Form 10-K filed by the Registrant on March 30, 2000.


Item 8.  Financial Statements and Supplementary Data
------   -------------------------------------------


                               INDEX TO EXHIBITS


EXHIBIT
NUMBER
-------

  13.3      Financial Statements and Supplementary Data (29 pages)