Form 10-Q
period 2000-03-31
EQUIFAX INC
filed 2000-05-12
CIK 33185

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

 For the quarterly period ended     March 31, 2000
                                ----------------------------

                                       OR

 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

 For the transition period ended _________________________

 Commission File Number 1-6605
                        ------

                                  EQUIFAX INC.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Georgia                            58-0401110
       -----------------------------------------------------------------
         (State or other jurisdiction of                I.R.S.Employer
         incorporation or organization)              Identification No.)

         1550 Peachtree Street, N.W. Atlanta, Georgia
         P.O. Box 4081, Atlanta, Georgia                           30302
         ---------------------------------------------------------------
         (Address of principal executive offices)              (Zip Code)

                                  404-885-8000
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
        ----------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at March 31, 2000
-----------------------------                     -----------------------------
Common Stock, $1.25 Par Value                                 141,154,302

                                                        INDEX

                                                                                                           Page No.
                                                                                                           --------
Part I.  Financial Information

          Item 1.  Financial Statements

                   Consolidated Balance Sheets --
                     March 31, 2000 and December 31, 1999                                                    2 - 3

                   Consolidated Statements of Income --
                     Three Months Ended March 31, 2000 and 1999                                                  4

                   Consolidated Statement of Shareholders'
                     Equity -- Three Months Ended March 31, 2000                                                 5

                   Consolidated Statements of Cash Flows --
                     Three Months Ended March 31, 2000 and 1999                                                  6

                   Notes to Consolidated Financial Statements                                                7 - 9

         Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                  10 - 12

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk                              12 - 13

Part II.  Other Information

         Item 6.   Exhibits and Reports on Form 8-K                                                             13

                       PART I. FINANCIAL INFORMATION
                       -----------------------------

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
                                              MARCH 31,     DECEMBER 31,
(In thousands)                                  2000           1999
-------------------------------------------------------------------------
                                            (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                   $  108,542     $  136,596
Trade accounts receivable, net                 299,605        302,809
Other receivables                               90,505         87,873
Deferred income tax assets                      27,237         28,015
Other current assets                            55,980         54,140
                                            ----------     ----------

 Total current assets                          581,869        609,433
                                            ----------     ----------


PROPERTY AND EQUIPMENT:
Land, buildings and improvements                34,385         39,140
Data processing equipment and furniture        260,985        258,314
                                            ----------     ----------

                                               295,370        297,454
Less accumulated depreciation                  189,311        181,964
                                            ----------     ----------

                                               106,059        115,490
                                            ----------     ----------


GOODWILL                                       625,245        612,551
                                            ----------     ----------

PURCHASED DATA FILES                           165,554        157,701
                                            ----------     ----------

OTHER ASSETS                                   357,964        344,606
                                            ----------     ----------

                                            $1,836,691     $1,839,781
                                            ==========     ==========



The notes on pages 7 through 9 are an integral part of these consolidated balance sheets.

CONSOLIDATED BALANCE SHEETS
                                                                MARCH 31,       DECEMBER 31,
(In thousands, except par value)                                   2000             1999
--------------------------------------------------------------------------------------------
                                                              (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt and current maturities of long-term debt      $    78,198      $    79,866
Accounts payable                                                  177,302          177,427
Accrued salaries and bonuses                                       23,053           38,203
Income taxes payable                                               20,603           12,005
Other current liabilities                                         190,851          197,294
                                                              -----------      -----------

  Total current liabilities                                       490,007          504,795
                                                              -----------      -----------

LONG-TERM DEBT, LESS CURRENT MATURITIES                           913,342          933,708
                                                              -----------      -----------

LONG-TERM DEFERRED REVENUE                                         19,948           22,547
                                                              -----------      -----------

DEFERRED INCOME TAX LIABILITIES                                    76,071           73,132
                                                              -----------      -----------

OTHER LONG-TERM LIABILITIES                                        86,617           89,974
                                                              -----------      -----------

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY:
Common stock, $1.25 par value; shares authorized -
  300,000;  issued - 174,586 in 2000 and 174,259 in 1999;
  outstanding - 134,040 in 2000 and 134,001 in 1999               218,233          217,824
Preferred stock, $0.01 par value; shares authorized -
  10,000; issued and outstanding - none in 2000 or 1999              --               --
Paid-in capital                                                   308,572          304,532
Retained earnings                                                 756,011          726,827
Accumulated other comprehensive loss (Note 4)                    (154,164)        (161,982)
Treasury stock, at cost, 33,432 shares in 2000
  and 34,640 shares in 1999                                      (787,298)        (816,213)
Stock held by employee benefits trusts, at cost,
  7,115 shares in 2000 and 5,619 shares in 1999                   (90,648)         (55,363)
                                                              -----------      -----------

  Total shareholders' equity                                      250,706          215,625
                                                              -----------      -----------

                                                              $ 1,836,691      $ 1,839,781
                                                              ===========      ===========


The notes on pages 7 through 9 are an integral part of these consolidated balance sheets.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
(In thousands, except per share amounts)                        2000              1999
--------------------------------------------------------------------------------------------
Operating revenue                                            $ 451,081         $ 421,504
                                                             ---------         ---------
Costs of services                                              270,087           248,758
Selling, general and administrative expenses                    93,390            83,936
                                                             ---------         ---------
 Total operating expenses                                      363,477           332,694
                                                             ---------         ---------
Operating income                                                87,604            88,810
Other income, net                                                  953               482
Interest expense                                               (16,374)          (15,135)
                                                             ---------         ---------
Income before income taxes                                      72,183            74,157
Provision for income taxes                                      29,956            30,256
                                                             ---------         ---------
Net income                                                   $  42,227         $  43,901
                                                             =========         =========


Per common share (basic):
  Net income                                                 $    0.32         $    0.32
                                                             =========         =========
  Shares used in computing basic earnings per share            133,917           139,127
                                                             =========         =========
Per common share (diluted):
  Net income                                                 $    0.31         $    0.31
                                                             =========         =========
  Shares used in computing diluted earnings per share          135,150           141,656
                                                             =========         =========
Dividends per common share                                   $  0.0925         $  0.0900
                                                             =========         =========




The notes on pages 7 through 9 are an integral part of these consolidated statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                          THREE MONTHS ENDED
(In thousands)                                             MARCH 31, 2000
----------------------------------------------------------------------------

COMMON STOCK:
Balance at beginning of period                                $ 217,824
Shares issued under stock plans                                     409
                                                              ---------
Balance at end of period                                      $ 218,233
                                                              =========

PAID-IN CAPITAL:
Balance at beginning of period                                $ 304,532
Shares issued under stock plans                                   3,525
Dividends from employee benefits trusts                             515
                                                              ---------
Balance at end of period                                      $ 308,572
                                                              =========

RETAINED EARNINGS:
Balance at beginning of period                                $ 726,827
Net income                                                       42,227
Cash dividends                                                  (13,043)
                                                              ---------
Balance at end of period                                      $ 756,011
                                                              =========

ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 4):
Balance at beginning of period                                $(161,982)
Adjustment during period                                          7,818
                                                              ---------
Balance at end of period                                      $(154,164)
                                                              =========

TREASURY STOCK:
Balance at beginning of period                                $(816,213)
Cost of shares repurchased                                       (6,517)
Shares issued under stock plans                                     108
Cost of shares transferred to employee benefits trusts           35,324
                                                              ---------
Balance at end of period                                      $(787,298)
                                                              =========

STOCK HELD BY EMPLOYEE BENEFITS TRUSTS:
Balance at beginning of period                                $ (55,363)
Cost of shares transferred from treasury stock                  (35,324)
Cost of shares reissued under stock plans                            39
                                                              ---------
Balance at end of period                                      $ (90,648)
                                                              =========



The notes on pages 7 through 9 are an integral part of this consolidated statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)              THREE MONTHS ENDED
                                                                    MARCH 31,
(In thousands)                                              2000               1999
------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $  42,227         $  43,901
  Adjustments to reconcile net income to net cash
    cash provided by operating activities:
    Depreciation and amortization                           35,230            29,675
    Changes in assets and liabilities:
      Accounts receivable, net                                 608            (5,091)
      Current liabilities, excluding debt                   (9,661)             (704)
      Other current assets                                  (5,401)            1,489
      Deferred income taxes                                  2,406             2,163
      Other long-term liabilities, excluding debt           (5,229)           (5,226)
      Other assets                                            (689)            3,282
                                                         ---------         ---------
  Net cash provided by operating activities                 59,491            69,489
                                                         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                       (5,558)           (8,845)
  Additions to other assets, net                           (15,787)          (20,041)
  Acquisitions, net of cash acquired                       (35,951)           (5,253)
  Investments in unconsolidated affiliates                  (4,000)             --
                                                         ---------         ---------
  Net cash used in investing activities                    (61,296)          (34,139)
                                                         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on short-term debt                              (58)              (22)
  Net (payments) borrowings on long-term debt              (11,424)           68,032
  Dividends paid                                           (13,043)          (13,039)
  Treasury stock purchases                                  (6,517)          (60,834)
  Proceeds from exercise of stock options                    3,586             1,858
  Other                                                        718               694
                                                         ---------         ---------
  Net cash used in financing activities                    (26,738)           (3,311)
                                                         ---------         ---------
Effect of foreign currency exchange rates on cash              489            (5,178)
                                                         ---------         ---------
Net cash (used) provided                                   (28,054)           26,861
Cash and cash equivalents, beginning of period             136,596            90,617
                                                         ---------         ---------
Cash and cash equivalents, end of period                 $ 108,542         $ 117,478
                                                         =========         =========


The notes on pages 7 through 9 are an integral part of these consolidated statements.

                                  EQUIFAX INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 2000

1.  BASIS OF PRESENTATION:

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the statement of financial position of the Company as of March 31, 2000, and the results of operations and cash flows for the three month periods ending March 31, 2000 and 1999. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

2.  NATURE OF OPERATIONS:

The Company principally provides information services to businesses to help them grant credit and authorize and process credit card and check transactions. The principal lines of business are information services and payment services (see
Note 7 for segment information). The principal markets for both information and payment services are retailers, banks, and other financial institutions, with information services also serving the telecommunications and utility industries. The Company's operations are predominately located within the United States, with foreign operations principally located within Canada, the United Kingdom and Brazil.

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

4.  SHAREHOLDERS' EQUITY:

Treasury Stock.  During the first three months of 2000, the Company  repurchased
--------------
296,000 of its common shares through open market transactions at an aggregate cost of $6,517,000. As of March 31, 2000, approximately $94 million remained authorized for future share repurchases.

Stock Held by Employee  Benefits  Trusts.  During the first quarter of 2000, the
----------------------------------------
Company established its third employee benefits trust and transferred 1.5 million treasury shares into that trust. The shares were transferred at the average cost of shares in treasury, and totaled $35,324,000.

Comprehensive  Income.  For the  three-month  periods  ending March 31, 2000 and
--------------------
1999, comprehensive income (loss) is as follows:

                                                    Three Months Ended
                                                         March 31
                                              ---------------------------
(in thousands)                                    2000               1999
--------------                                    ----               ----

Net income                                    $  42,227          $  43,901
Change in cumulative foreign
     currency translation adjustment              7,818           (118,576)
                                              ---------          ---------
Comprehensive income (loss)                   $  50,045          $ (74,675)
                                              =========          =========

Accumulated other comprehensive loss at March 31, 2000 and December 31, 1999 consists of the following components:

(in thousands)                                 March 31, 2000     December 31, 1999
--------------                                 --------------     -----------------
Cumulative foreign currency
     translation adjustment                      $(149,462)          $(157,280)
Adjustment for minimum liability
     under supplemental retirement plan             (4,702)             (4,702)
                                                 ---------           ---------
Accumulated other comprehensive loss             $(154,164)          $(161,982)
                                                 =========           =========


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

6.  ACQUISITIONS:

During the first three months of 2000, the Company acquired the credit files of three affiliates located in the United States and seven affiliates in Canada, as well as a card processing business in Chile. These acquisitions were accounted for as purchases, had a total purchase price of $35.9 million, and were acquired for cash. They resulted in $22.1 million of goodwill and $11.6 million of purchased data files. Their results of operations have been included in the consolidated statements of income from the dates of acquisition and were not material.

On May 1, 2000, the Company acquired the Consumer Information Services group from R.L. Polk & Co. for approximately $260 million in cash. This acquisition will be accounted for as a purchase and is not expected to be material to the Company's results of operations.


7.  SEGMENT INFORMATION:

Operating revenue and operating income by segment for the first quarter of 2000 and 1999 are as follows (in thousands):

                                                     First Quarter

Operating Revenue:                              2000                1999
------------------                              ----                ----

North American Information Services          $ 196,917           $ 191,992
Payment Services                               177,384             151,129
Equifax Europe                                  45,428              46,053
Equifax Latin America                           28,943              29,921
Other                                            2,409               2,409
                                             ---------           ---------
                                             $ 451,081           $ 421,504
                                             =========           =========

Operating Income (Loss):
------------------------

North American Information Services          $  65,103           $  65,679
Payment Services                                26,485              28,637
Equifax Europe                                     587              (1,688)
Equifax Latin America                            4,703               4,187
Other                                            2,217               2,217
                                             ---------           ---------
Operating Contribution                          99,095              99,032
General Corporate Expense                      (11,491)            (10,222)
                                             ---------           ---------
                                             $  87,604           $  88,810
                                             =========           =========

Total assets by segment at March 31, 2000 and December 31, 1999 are as follows:

                                               March 31,         December 31,
(in thousands)                                   2000                1999
--------------                                   ----                ----

North American Information Services          $  637,159          $  612,002
Payment Services                                508,883             499,646
Equifax Europe                                  277,066             297,048
Equifax Latin America                           269,997             277,015
Other                                             3,736               3,951
Corporate                                       139,850             150,119
                                             ----------          ----------
                                             $1,836,691          $1,839,781
                                             ==========          ==========

The decline in total assets within the Equifax Europe segment was due primarily to declines in the U.K. and Spain currency exchange rates between periods. The decline in General Corporate assets related primarily to a decrease in cash and cash equivalents.

8.  EARNINGS PER SHARE (EPS):

The income amount used in the numerator of the Company's EPS calculations is the same for both basic and diluted EPS. A reconciliation of the average outstanding shares used in the denominator of the calculations is as follows:

                                               First Quarter

(in thousands)                            2000             1999
--------------                            ----             ----

Weighted average shares
     outstanding (basic)                133,917          139,127
Effect of dilutive securities:
   Stock options                          1,043            2,232
   Performance share plan                   190              297
                                        -------          -------
Weighted average shares
     outstanding (diluted)              135,150          141,656
                                        =======          =======


9.  RECENT ACCOUNTING PRONOUNCEMENT:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities, and is effective (as amended by SFAS No. 137) on January 1, 2001 for the Company. Based on its current level of derivative instruments and hedging activities, the Company does not believe the adoption of SFAS 133 will have a significant impact on its financial statements or reported earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations - (first  quarter of 2000 compared to the first quarter of
1999)

Revenue for the first quarter of 2000 increased 7.0% over the prior year. Acquisitions, net of divestitures, contributed approximately 0.4 percentage points of the increase, while changes in foreign currency exchange rates negatively impacted revenue growth by about 0.5 percentage points. Operating income of $87.6 million declined $1.2 million, or 1.4% from the prior year. The first quarter of 2000 includes $11.0 million of losses related to investments in emerging businesses within the North American Information Services and Payment Services segments, compared with $4.0 million of losses in the first quarter of 1999. The 1999 quarter also includes non-recurring "year 2000" expenses of approximately $3.5 million, and $7.0 million of pretax profit from software license sales in the Payment Services segment.

Net income declined 3.8% to $42.2 million in the first quarter due primarily to lower operating income and $1.2 million of higher interest expense. Diluted earnings per share were $0.31 in both periods. Average outstanding diluted shares declined 4.6% between quarters, primarily the result of 1999 share repurchases.

The following discussion analyzes operating results for the Company's reportable segments, general corporate expense, and consolidated other income and interest expense.

North American Information Services
-----------------------------------

Revenue in North American Information Services, which includes U.S. Credit Information and Marketing Services, U.S. Risk Management Services, Mortgage Information Services, Canadian Operations, and three emerging businesses (Knowledge Engineering, Consumer Direct, and Equifax Secure) increased 2.6% with growth tempered by lower revenue within U.S. Risk Management Services and Mortgage Services. Acquisitions and divestitures had only a minimal impact on this segment's revenue growth in the quarter.

U.S. Credit Information and Marketing Services revenue was up 6.1% in the quarter driven by growth in both marketing services and credit information services. The growth in marketing services revenue was due to higher volume from financial services and telecommunication industry customers, while the growth in credit information services revenue was driven by increased volume from telecommunications and automotive industry customers. Within credit information services, unit volumes increased 11% compared with the first quarter of 1999, while average prices declined 7.5%. The decline in average prices resulted from a change in the mix of customer business, as the majority of unit growth was generated by large volume customers at lower than average unit prices.

Revenue in U.S. Risk Management Services was down 13.0% in the quarter due to the June 1999 sale of three non-strategic offices as well as lower revenue from the receivables outsourcing business resulting from reduced volumes and the attrition of a customer that took its business in house in 1999. Mortgage Information Services revenue declined 24.5% in the quarter due to higher interest rates, which adversely impacted refinancing activity. Canadian revenues were up 5.7% (1.6% in local currency).

Emerging business revenue increased $2.1 million in the quarter, with 74% of this growth coming from the Internet related activities of Consumer Direct and Equifax Secure.

Operating income for North American Information Services was down .9% in the quarter due to $5.2 million of increased losses in emerging businesses. These losses included developmental expenses within Equifax Secure related to remote authentication and digital certificate services, as well as increased investments in Knowledge Engineering and Consumer Direct. Absent these three emerging businesses, this segment's operating income increased 6.7%, driven by a 10.2% increase in profit from U.S. Credit Information and Marketing Services and a 15.8% increase in Canadian profits. These increases were partially offset by lower operating income within U.S. Risk Management and Mortgage Services due to their revenue declines.

Payment Services
----------------

Revenue in Payment Services, which consists of Card Solutions, Check Solutions and Card Software, increased 17.4% in the first quarter. In January 2000, Payment Services expanded its operations in Latin America by acquiring a card processing business in Chile. Exclusive of this acquisition, this segment's revenue was up 16.5% in the first quarter, with the June 1999 start-up of a card processing operation in the U.K contributing 4.0 percentage points of the increase. First quarter revenue growth, however, was tempered by a $7.0 million reduction in license sales within Card Software.

Excluding the effects of the acquisition in Chile, revenue within Card Solutions increased 28.1%, with 6.8 percentage points of the increase attributable to the card processing operation in the U.K. The remaining growth was driven by higher revenue within the U.S. card business, which increased 21.5% in the quarter due to growth in processing of both merchant and cardholder transactions. Revenue from the Brazilian card processing operation was up 20.5% (23.9% in local currency) due to growth in the cardholder account base.

Revenue in Check Solutions was up 15.3% in the quarter, driven by an 18.1% increase in revenue from the U.S. check business. The increase in U.S. check revenue was due to volume growth, with approximately one half of the increase due to new business from Sears, Roebuck and Co. resulting from a 1999 agreement to provide check authorization services at the retailer's U.S. locations. This contract will become comparable on a year-to-year basis in the last half of 2000. Revenue from the U.K. check business was up 5.0% (6.7% in local currency), while revenue from Canadian operations increased 17.7% (13.1% in local currency).

Revenue in Card Software was down in the quarter due to a $7.0 million reduction in license sales between quarters. Going forward, the Company is de-emphasizing card software sales as it grows its global card processing operations which will utilize this proprietary software to generate a recurring revenue stream. However, future software sales are likely to occur from time to time, as circumstances arise.

Payment Services operating income declined 7.5% in the first quarter. Operating income benefited from a 13.9% increase in profit from the U.S. card operations and a 45.8% profit improvement from Check Solutions. These increases resulted from the revenue improvements as well as continued cost management. However, this segment's operating income was adversely affected by the $7.0 million reduction in software license sales between periods and $1.8 million increased operating loss attributable to emerging international card operations, substantially related to start-up costs associated with the U.K. card operation.

Equifax Europe
--------------

Equifax Europe consists of operations primarily in the United Kingdom and Spain. First quarter revenue declined 1.4% from the prior year. Excluding the impact of exchange rate declines in the U.K. and Spain, revenue increased 2.4%, with improvements in U.K. consumer and commercial information services and Spain partially offset by lower U.K. auto lien and risk management revenue. The decline in auto lien information services resulted from increased competition within that market.

This segment reported operating income of $.6 million in the first quarter, a $2.3 million improvement from 1999's $1.7 million operating loss as a result of continued cost management. The first quarter operating income marks the third consecutive quarter of profitable results in this segment, and profits are expected to continue to improve.

Equifax Latin America
---------------------

Equifax Latin America consists of a commercial information company in Brazil as well as credit information companies in Chile and Argentina and majority interests in credit information companies in Peru and El Salvador. This segment's first quarter revenue declined $1.0 million or 3.3% from the prior year due primarily to moderate exchange rate declines in Brazil and Chile. In local currency, Brazil revenue increased 7.7%, while revenue in Chile and Argentina continued to be negatively impacted by their economies. Operations in Mexico were shut down during the quarter due to its poor outlook for future returns. The shut down had only a minimal financial impact in the quarter.

This segment's operating income increased 12.3% in the first quarter, as higher income from Brazil and lower losses from Mexico resulting from its shutdown were partially offset by lower income from Argentina and Chile due to from their declines in revenue.

Other
-----

This segment's revenue and operating income remained comparable between periods. Its operations consist solely of a subcontract expiring in 2002 related to HISI, the Company's lottery subsidiary.

                            General Corporate Expense

General corporate expense increased $1.3 million in the first quarter versus the prior year. This increase resulted primarily from higher administrative, marketing, and technology expenses.

Other Income and Interest Expense
---------------------------------

The increase in other income between years resulted primarily from increased interest income from invested funds in Latin America. Interest expense increased $1.2 million in the quarter due to the higher level of borrowing associated with 1999 share repurchases.

                               FINANCIAL CONDITION

Net cash provided by operations for the first three months of 2000 totaled $59.5 million. Dividend payments and capital expenditures, exclusive of acquisitions, were met with these internally generated funds.

Other significant outlays in the first three months of 2000 included $6.5 million of treasury stock purchases (Note 4) and $40.0 million for acquisitions (Note 6) and equity investments, as well as $11.5 million in debt repayments. These items were principally financed by excess cash from operations and the use of existing cash reserves.

Capital expenditures for 2000 are currently estimated to be approximately $120 million, with $21.3 million spent in the first three months. Additional expenditures may occur as opportunities arise. In February 2000, the Company signed an agreement to purchase the Consumer Information Solutions (CIS) Group from R.L. Polk & Co. for approximately $260 million in cash. The CIS Group provides consumer marketing information services to a wide range of industries. The transaction was completed on May 1, 2000, and the CIS Group operations are expected to be slightly dilutive to the Company's earnings in the year 2000 and accretive to earnings thereafter.

At March 31, 2000, approximately $94 million remained authorized under the Company's share repurchase program. However, the Company does not expect to repurchase additional shares during 2000. The remaining 2000 capital expenditures, exclusive of acquisitions, are expected to be met with internally generated funds. At March 31, 2000, $440 million remained available under the Company's $750 million revolving credit facility to fund future capital requirements, including the CIS Group acquisition mentioned above. Should CSC exercise its option to sell its credit reporting business to the Company (Note
5), additional sources of financing would be required. However, the CSC agreement calls for a six-month notice period, and management believes the Company would have alternative sources of liquidity available to fund this potential purchase through the public debt markets and bank lines of credit. Management believes that the Company's liquidity will remain strong in both the short and long terms, and that the Company has sufficient sources of external funding to finance all of its capital needs, if necessary.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk, primarily from changes in foreign currency exchange rates and interest rates.

         In the normal course of business, the balance sheets and results of operations of foreign subsidiaries can be impacted by changes in exchange rates. The Company's position is to not hedge against this risk due to the significant cost involved. At March 31, 2000, the Company had no material intercompany balances with foreign affiliates that were short-term in nature or material obligations in a foreign currency. From time to time, as such balances or obligations arise, the Company may consider hedging to minimize its exposure for these transactions.

         The Company chooses to have a mix of fixed-rate and variable-rate debt in its portfolio of debt obligations. Accordingly, the Company's earnings can be affected by the impact that changes in interest rates have on its variable-rate obligations. At March 31, 2000, approximately $379 million (38%) of the Company's short-term and long-term debt was in variable-rate facilities. At this level, if market interest rates increased 1%, interest expense would increase approximately $3.8 million per year (pre-tax).

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

                                                EQUIFAX INC.

                                                (Registrant)

Date:  May  11, 2000                            /s/Thomas F. Chapman
                                                --------------------------
                                                Thomas F. Chapman, Chairman
                                                and Chief Executive Officer

Date:  May  11, 2000                            /s/Philip J. Mazzilli
                                                ---------------------------
                                                Philip J. Mazzilli
                                                Executive Vice President and
                                                Chief Financial Officer

                                  EXHIBIT INDEX

         Exhibit Number                            Description of Index
         --------------                            --------------------

              10.1 Equifax Inc. Executive Life and Supplemental Retirement Benefit Plan (U.S.)

              10.2 Form of Equifax Inc. Executive Life and Supplemental Retirement Benefit Plan (U.S.) Split Dollar Life Insurance Agreement

              10.3                  Equifax Inc. Stock Option  Exchange  Program
                                    Terms and Conditions

              10.4                  Grantor Trust Agreement

              27                    Financial  Data  Schedule,  submitted to the
                                    Securities   and  Exchange   Commission   in
                                    electronic format