Form 10-Q
period 2000-06-30
EQUIFAX INC
filed 2000-08-10
CIK 33185

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 2000
                               -----------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended
                                --------------------------

Commission File Number 1-6605
                       ------
                                 EQUIFAX INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Georgia                                   58-0401110
--------------------------------------------------------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

     1550 Peachtree Street, N.W. Atlanta, Georgia           30309
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at June 30, 2000
            -----                           ----------------------------------

 Common Stock, $1.25 Par Value                         141,232,680

                                     INDEX



                                                                                       Page No.
                                                                                       --------
Part I.  Financial Information


   Item 1.   Financial Statements

             Consolidated Balance Sheets --
             June 30, 2000 and December 31, 1999                                        2 - 3

             Consolidated Statements of Income --
             Three Months Ended June 30, 2000 and 1999                                      4

             Consolidated Statements of Income --
             Six Months Ended June 30, 2000 and 1999                                        5

             Consolidated Statement of Shareholders' Equity --
             Six Months Ended June 30, 2000                                                 6

             Consolidated Statements of Cash Flows --
             Six Months Ended June 30, 2000 and 1999                                        7

             Notes to Consolidated Financial Statements                                8 - 11

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                      12 - 15

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk                    15

Part II.     Other Information

   Item 4.   Submission of Matters to a Vote of Security Holders                           16

   Item 6.   Exhibits and Reports on Form 8-K                                              16


                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                              JUNE 30,   DECEMBER 31,
(In thousands)                                  2000         1999
--------------------------------------------------------------------------
                                            (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                   $  111,736    $  136,596
Trade accounts receivable, net                 336,141       302,809
Other receivables                               85,655        87,873
Deferred income tax assets                      26,459        28,015
Other current assets                            67,755        54,140
                                            ----------    ----------
 Total current assets                          627,746       609,433
                                            ----------    ----------


PROPERTY AND EQUIPMENT:
Land, buildings and improvements                36,479        39,140
Data processing equipment and furniture        268,217       258,314
                                            ----------    ----------
                                               304,696       297,454
Less accumulated depreciation                  194,398       181,964
                                            ----------    ----------
                                               110,298       115,490
                                            ----------    ----------



GOODWILL                                       766,905       612,551
                                            ----------    ----------
PURCHASED DATA FILES                           202,746       157,701
                                            ----------    ----------
OTHER ASSETS                                   370,746       344,606
                                            ----------    ----------
                                            $2,078,441    $1,839,781
                                            ==========    ==========


The notes on pages 8 through 11 are an integral part of these consolidated balance sheets.

CONSOLIDATED BALANCE SHEETS

                                                                             JUNE 30,           DECEMBER 31,
(In thousands, except par value)                                               2000               1999
------------------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt and current maturities of long-term debt                   $   76,581         $   79,866
Accounts payable                                                              154,418            177,427
Accrued salaries and bonuses                                                   33,345             38,203
Income taxes payable                                                           10,055             12,005
Other current liabilities                                                     192,892            197,294
                                                                           ----------         ----------
   Total current liabilities                                                  467,291            504,795
                                                                           ----------         ----------
LONG-TERM DEBT, LESS CURRENT MATURITIES                                     1,158,236            933,708
                                                                           ----------         ----------
LONG-TERM DEFERRED REVENUE                                                     17,280             22,547
                                                                           ----------         ----------
DEFERRED INCOME TAX LIABILITIES                                                78,435             73,132
                                                                           ----------         ----------
OTHER LONG-TERM LIABILITIES                                                    91,876             89,974
                                                                           ----------         ----------
COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY:
Common stock, $1.25 par value; shares authorized -
   300,000; issued - 174,660 in 2000 and 174,259 in 1999;
   outstanding - 134,131 in 2000 and 134,001 in 1999                          218,325            217,824
Preferred stock, $0.01 par value; shares authorized -
   10,000; issued and outstanding - none in 2000 or 1999                           --                 --
Paid-in capital                                                               310,223            304,532
Retained earnings                                                             796,028            726,827
Accumulated other comprehensive loss (Note 4)                                (181,913)          (161,982)
Treasury stock, at cost, 33,418 shares in 2000
   and 34,640 shares in 1999                                                 (786,974)          (816,213)
Stock held by employee benefits trusts, at cost,
   7,111 shares in 2000 and 5,619 shares in 1999                              (90,366)           (55,363)
                                                                           ----------         ----------
  Total shareholders' equity                                                  265,323            215,625
                                                                           ----------         ----------
                                                                           $2,078,441         $1,839,781
                                                                           ==========         ==========

The notes on pages 8 through 11 are an integral part of these consolidated balance sheets.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               JUNE 30,
(In thousands, except per share amounts)                 2000              1999
-----------------------------------------------------------------------------------

Operating revenue                                       $498,213         $442,586
                                                        --------         --------

Costs of services                                        277,002          256,730
Selling, general and administrative expenses             112,245           88,976
                                                        --------         --------


 Total operating expenses                                389,247          345,706
                                                        --------         --------

Operating income                                         108,966           96,880

Other income, net                                          1,621            8,540
Interest expense                                         (19,856)         (15,291)
                                                        --------         --------

Income before income taxes                                90,731           90,129

Provision for income taxes                                37,653           38,023
                                                        --------         --------

Net income                                              $ 53,078         $ 52,106
                                                        ========         ========

Per common share (basic):
  Net income                                            $   0.40         $   0.38
                                                        ========         ========
  Shares used in computing basic earnings per share      134,089          138,107
                                                        ========         ========

Per common share (diluted):
  Net income                                            $   0.39         $   0.37
                                                        ========         ========
  Shares used in computing diluted earnings per share    135,777          140,528
                                                        ========         ========

Dividends per common share                              $ 0.0925         $ 0.0900
                                                        ========         ========

The notes on pages 8 through 11 are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
(In thousands, except per share amounts)                     2000           1999
--------------------------------------------------------------------------------------
Operating revenue                                          $949,294       $864,090
                                                           --------       --------

Costs of services                                           547,089        505,488
Selling, general and administrative expenses                205,635        172,912
                                                           --------       --------


 Total operating expenses                                   752,724        678,400
                                                            --------      --------

Operating income                                            196,570        185,690

Other income, net                                             2,574          9,022
Interest expense                                            (36,230)       (30,426)
                                                           --------       --------

Income before income taxes                                  162,914        164,286

Provision for income taxes                                   67,609         68,279
                                                           --------       --------

Net income                                                 $ 95,305       $ 96,007
                                                           ========       ========

Per common share (basic):
   Net income                                              $   0.71       $   0.69
                                                           ========       ========
   Shares used in computing basic earnings per share        134,003        138,617
                                                           ========       ========

Per common share (diluted):
   Net income                                              $   0.70       $   0.68
                                                           ========       ========
   Shares used in computing diluted earnings per share      135,421        141,086
                                                           ========       ========

Dividends per common share                                 $ 0.1850       $ 0.1800
                                                           ========       ========

The notes on pages 8 through 11 are an integral part of these consolidated statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                                          SIX MONTHS ENDED
(In thousands)                                               JUNE 30, 2000
--------------------------------------------------------------------------

COMMON STOCK:
Balance at beginning of period                                   $ 217,824
Shares issued under stock plans                                        501
                                                                 ---------

Balance at end of period                                         $ 218,325
                                                                 =========

PAID-IN CAPITAL:
Balance at beginning of period                                   $ 304,532
Shares issued under stock plans                                      4,297
Dividends from employee benefits trusts                              1,394
                                                                 ---------

Balance at end of period                                         $ 310,223
                                                                 =========

RETAINED EARNINGS:
Balance at beginning of period                                   $ 726,827
Net income                                                          95,305
Cash dividends                                                     (26,104)
                                                                 ---------

Balance at end of period                                         $ 796,028
                                                                 =========

ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 4):
Balance at beginning of period                                   $(161,982)
Adjustment during period                                           (19,931)
                                                                 ---------

Balance at end of period                                         $(181,913)
                                                                 =========

TREASURY STOCK:
Balance at beginning of period                                   $(816,213)
Cost of shares repurchased                                          (6,517)
Shares issued under stock plans                                        432
Cost of shares transferred to employee benefits trusts              35,324
                                                                 ---------

Balance at end of period                                         $(786,974)
                                                                 =========

STOCK HELD BY EMPLOYEE BENEFITS TRUSTS:
Balance at beginning of period                                   $ (55,363)
Cost of shares transferred from treasury stock                     (35,324)
Cost of shares reissued under stock plans                              321
                                                                 ---------

Balance at end of period                                         $ (90,366)
                                                                 =========



The notes on pages 8 through 11 are an integral part of this consolidated statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
(In thousands)                                           2000          1999
----------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $  95,305     $ 96,007
  Adjustments to reconcile net income to net cash
    cash provided by operating activities:
    Depreciation and amortization                         73,609       59,995
    Gain from sale of businesses                             --        (7,095)
    Changes in assets and liabilities:
       Accounts receivable, net                            1,558       13,430
       Current liabilities, excluding debt               (33,805)      (5,074)
       Other current assets                               (8,923)         157
       Deferred income taxes                               4,272        3,848
       Other long-term liabilities, excluding debt        (1,970)        (632)
       Other assets                                      (14,707)      (2,181)
                                                       ---------     --------
  Net cash provided by operating activities              115,339      158,455
                                                       ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                    (12,064)     (17,917)
  Additions to other assets, net                         (29,530)     (39,991)
  Acquisitions, net of cash acquired                    (297,965)     (10,934)
  Proceeds from sale of businesses                           --        25,957
  Investments in unconsolidated affiliates                (4,748)          --
                                                       ---------     --------

  Net cash used in investing activities                 (344,307)     (42,885)
                                                       ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on short-term debt                         (1,003)      (3,434)
  Net borrowings on long-term debt                       234,627       70,996
  Dividends paid                                         (26,104)     (26,002)
  Treasury stock purchases                                (6,517)     (94,004)
  Proceeds from exercise of stock options                  4,929        5,140
  Other                                                    1,814        1,441
                                                       ---------     --------
  Net cash provided (used) in financing activities       207,746      (45,863)
                                                       ---------     --------
Effect of foreign currency exchange rates on cash         (3,638)      (7,981)
                                                       ---------     --------
Net cash (used) provided                                 (24,860)      61,726

Cash and cash equivalents, beginning of period           136,596       90,617
                                                       ---------     --------
Cash and cash equivalents, end of period               $ 111,736     $152,343
                                                       =========     ========

The notes on pages 8 through 11 are an integral part of these consolidated statements.

                                 EQUIFAX INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 June 30, 2000



1.  BASIS OF PRESENTATION:

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the statement of financial position of the Company as of June 30, 2000, the results of operations for the three and six months ending June 30, 2000 and 1999, and the cash flows for the six months ended June 30, 2000 and 1999. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.


2.  NATURE OF OPERATIONS:

The Company principally provides information services to businesses to help them grant credit, authorize and process credit card and check transactions, and market to their customers. The principal lines of business are information services, payment services, and direct marketing services (see Note 7 for segment information). The principal markets for all lines of business are retailers, banks, and other financial institutions, with information services and direct marketing services also serving the transportation, telecommunications and utility industries, and direct marketing services also serving the manufacturing and media industries. The Company's operations are predominately located within the United States, with foreign operations principally located within Canada, the United Kingdom and Brazil.


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


4.  SHAREHOLDERS' EQUITY:

Treasury Stock. During the first three months of 2000, the Company repurchased 296,000 of its common shares through open market transactions at an aggregate cost of $6,517,000. No shares were repurchased during the second quarter. As of June 30, 2000, approximately $94 million remained authorized for future share repurchases.

Stock Held by Employee Benefits Trusts. During the first quarter of 2000, the Company established its third employee benefits trust and transferred 1.5 million treasury shares into that trust. The shares were transferred at the average cost of shares in treasury and totaled $35,324,000.

Comprehensive Income. For the six-month periods ending June 30, 2000 and 1999, comprehensive income (loss) is as follows:

                                                  Six Months Ended
                                                        June 30
(in thousands)                                   2000           1999
--------------                                 --------      ---------

Net income                                     $ 95,305      $  96,007
Change in cumulative foreign
     currency translation adjustment            (19,931)      (125,432)
                                               --------      ---------
Comprehensive income (loss)                    $ 75,374      $ (29,425)
                                               ========      =========

Accumulated other comprehensive loss at June 30, 2000 and December 31, 1999 consists of the following components:

(in thousands)                                 June 30, 2000       December 31, 1999
--------------                                 -------------       -----------------
Cumulative foreign currency
     translation adjustment                     $(177,211)            $(157,280)
Adjustment for minimum liability
     under supplemental retirement plan            (4,702)               (4,702)
                                                ---------             ---------
Accumulated other comprehensive loss            $(181,913)            $(161,982)
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


6.  ACQUISITIONS:

During the first six months of 2000, the Company acquired the credit files of three affiliates located in the United States and ten affiliates in Canada, as well as a card processing business in Chile. On May 1, 2000, the Company also acquired the Consumer Information Services group from R.L. Polk & Co. These acquisitions were accounted for as purchases, had a total purchase price of $297.9 million, and were acquired for cash. They resulted in $189.7 million of goodwill, $56.1 million of purchased data files, and $16.0 million of other assets (primarily software). Their results of operations have been included in the consolidated statements of income from their respective dates of acquisition and were not material.

7.  SEGMENT INFORMATION:

Operating revenue and operating income by segment for the second quarter and first six months of 2000 and 1999 are as follows (in thousands). The Consumer Information Services group acquired on May 1, 2000 (Note 6) is included below as a separate segment.

                                                           Second Quarter                                Six Months
                                                           --------------                                ----------
Operating Revenue:                                       2000           1999                          2000            1999
-----------------                                      --------       --------                      --------       --------
North American Information Services                    $204,790       $196,835                      $401,707       $388,827
Payment Services                                        192,725        163,602                       370,109        314,731
Consumer Information Services                            24,314             --                        24,314             --
Equifax Europe                                           44,279         47,220                        89,707         93,273
Equifax Latin America                                    29,696         32,520                        58,639         62,441
Other                                                     2,409          2,409                         4,818          4,818
                                                       --------       --------                      --------       --------
                                                       $498,213       $442,586                      $949,294       $864,090
                                                       ========       ========                      ========       ========

Operating Income (Loss):
-----------------------

North American Information Services                    $ 76,407       $ 71,696                      $141,510       $137,375
Payment Services                                         39,087         30,607                        65,572         59,244
Consumer Information Services                            (1,973)            --                        (1,973)            --
Equifax Europe                                            1,415         (1,289)                        2,002         (2,977)
Equifax Latin America                                     5,505          5,047                        10,208          9,234
Other                                                     2,217          2,217                         4,434          4,434
                                                       --------       --------                      --------       --------
    Operating Contribution                              122,658        108,278                       221,753        207,310
General Corporate Expense                               (13,692)       (11,398)                      (25,183)       (21,620)
                                                       --------       --------                      --------       --------
                                                       $108,966       $ 96,880                      $196,570       $185,690
                                                       ========       ========                      ========       ========

Total assets by segment at June 30, 2000 and December 31, 1999 are as follows:

                                               June 30,             December 31,
(in thousands)                                   2000                  1999
--------------                                ----------           ------------
North American Information Services           $  650,177            $  612,002
Payment Services                                 482,327               499,646
Consumer Information Services                    269,522                    --
Equifax Europe                                   260,270               297,048
Equifax Latin America                            259,395               277,015
Other                                              3,250                 3,951
Corporate                                        153,500               150,119
                                              ----------            ----------
                                              $2,078,441            $1,839,781
                                              ==========            ==========

The 12% decline in total assets within the Equifax Europe segment was due primarily to declines in the U.K. and Spain currency exchange rates between periods and a reduction in cash from the payment of an inter-company debt to Equifax Inc.

8.  EARNINGS PER SHARE (EPS):

The income amount used in the numerator of the Company's EPS calculations is the same for both basic and diluted EPS. A reconciliation of the average outstanding shares used in the denominator of the calculations is as follows:

                                                             Second Quarter                  Six Months
                                                            ---------------                  ----------
(in thousands)                                              2000         1999            2000          1999
--------------                                            -------      -------          -------      -------
Weighted average shares
     outstanding (basic)                                  134,089      138,107          134,003      138,617
Effect of dilutive securities:
   Stock options                                            1,511        2,141            1,241        2,189
   Performance share plan                                     177          280              177          280
                                                          -------      -------          -------      -------
Weighted average shares
     outstanding (diluted)                                135,777      140,528          135,421      141,086
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - (second quarter and first six months of 2000 compared to the second quarter and first six months of 1999)

Revenue for the second quarter and first six months of 2000 increased 12.6% and 9.9% respectively over the prior year. Excluding the impacts of acquisitions and divestitures, revenue increased 6.4% in the second quarter and 6.5% year to date, with foreign currency exchange rates negatively impacting revenue by about 1.4% in the quarter and 0.9% in the first six months. These increases were driven by higher revenue in credit marketing services in the North American segment and higher revenues in U.S. Check Solutions and U.S. Card Solutions in the Payment Services segment. Operating income of $109.0 million for the quarter and $196.6 million for the first six months increased 12.5% and 5.9% respectively over the prior year periods. The operating income improvements were driven by the revenue increases in the North American and Payment Services segments, along with continued costs control efforts in Equifax Europe.

Net income increased $1.0 million in the second quarter and declined $0.7 million in the first six months, while diluted earning per share increased $0.02 in each period. In May 2000, the Company acquired R.L. Polk & Co.'s consumer information services businesses (Note 6). The dilution from this acquisition totaled $0.02 per share in the second quarter. In the second quarter of 1999, the Company sold its 34% interest in Proceda in Brazil and also sold three Risk Management offices in the U.S. The resulting gain of $7.1 million was reported in other income, net ($2.9 million after tax, or $0.02 per share). Excluding the impacts of the 2000 Polk businesses acquisition and the 1999 gain from sale of businesses, earnings per share increased 17% in the second quarter and 9% in the first six months. Average outstanding diluted shares declined 3.4% in the quarter and 4.0% for the first six months, primarily the result of 1999 share repurchases.

The following discussion analyzes operating results for the Company's reportable segments, general corporate expense, and consolidated other income and interest expense.

North American Information Services
-----------------------------------

Revenue in North American Information Services, which includes U.S. Credit Information and Marketing Services, U.S. Risk Management Services, Mortgage Information Services, Canadian Operations, and three emerging businesses (Knowledge Engineering/TM/, Consumer Direct, and Equifax Secure) increased 4.0% in the second quarter and 3.3% in the first six months. Growth in both periods was tempered by lower revenue within U.S. Risk Management Services and Mortgage Services. Acquisitions and divestitures had only a minimal impact on this segment's revenue growth in the quarter.

U.S. Credit Information and Marketing Services revenue was up 8.3% in the second quarter and 7.2% in the first six months. These increases were driven by growth in marketing services due primarily to higher volume from financial services and telecommunication industry customers. Within credit information services, unit volumes increased approximately 10.5% in both periods, while average prices declined about 9% in the quarter and 8% in the first six months. The decline in average prices in both periods resulted from a change in the mix of customer business, as the majority of unit growth was generated by large volume customers at lower than average unit prices.

Revenue in U.S. Risk Management Services was down 4.5% in the quarter and 8.8% year to date. After adjusting for the June 1999 sale of three non-strategic offices, revenue was up slightly in the quarter and down about 4% year to date. Mortgage Information Services revenue declined 25.9% in the quarter and 25.2% year to date largely due to higher interest rates, which adversely impacted refinancing activity. Canadian revenues were up 0.5% (1.0% in local currency) in the quarter and 3.0% (1.3% in local currency) year to date.

Emerging business revenue increased $0.9 million in the quarter and $3.0 million year to date, with the majority of the growth in both periods coming from the Internet related activities of Consumer Direct and Equifax Secure.

Operating income for North American Information Services was up 6.6% in the quarter and 3.0% in the first six months, with growth in both periods tempered by increased losses in emerging businesses. These losses included developmental expenses within Equifax Secure related to remote authentication and digital certificate services, as well as increased investments in Knowledge Engineering and Consumer Direct. Absent these three emerging businesses, this segment's operating income increased 9.2% in the quarter and 8.0% in the first six months, driven by quarterly and year-to-date increases in profit from U.S. Credit Information and Marketing of 12.0% and 11.1%, respectively. These increases were partially offset by lower operating income from Mortgage Services in both periods due to the revenue declines in this business.

Payment Services
----------------

Revenue in Payment Services, which consists of Card Solutions, Check Solutions and Card Software, increased 17.8% in the second quarter and 17.6% in the first six months. In January 2000, Payment Services expanded its operations in Latin America by acquiring a card processing business in Chile. Exclusive of this acquisition, this segment's revenue was up 16.7% in the quarter and 16.6% year to date, with the June 1999 start-up of a card processing operation in the U.K. accounting for 2.6 percentage points of the quarterly increase and 3.3 percentage points of the year-to-date increase.

Excluding the effects of the acquisition in Chile, revenue within Card Solutions increased 18.9% in the quarter and 23.2% in the first six months, with 4.1 percentage points and 5.4 percentage points of the respective increases attributable to the card processing operation in the U.K. The remaining growth was driven by higher revenue within the U.S. card business, which increased 14.7% in the quarter and 17.9% year to date due to growth in processing of both merchant and cardholder transactions. Revenue from the Brazilian card processing operation was up 15.9% (21.8% in local currency) in the quarter and 18.1% (22.8% in local currency) year to date due to growth in the cardholder account base.

Revenue in Check Solutions was up 11.5% in the quarter and 13.3% in the first six months, driven by quarterly and year-to-date increases of 13.3% and 15.5%, respectively, in revenue from the U.S. check business. The increase in U.S. check revenue was due to volume growth, with approximately one half of the increase in both periods due to new business from Sears, Roebuck and Co. resulting from a 1999 agreement to provide check authorization services at the retailer's U.S. locations. This contract will become comparable on a year-to-year basis in the last half of 2000. Second quarter revenue from the U.K. check business was up 4.3% (9.3% in local currency), while revenue from Canadian operations increased 8.7% (9.3% in local currency). For the first six months, revenue from the U.K. check business was up 4.7% (8.1% in local currency), while revenue from Canadian operations increased 12.8% (11.0% in local currency).

Revenue in Card Software was up $1.9 million in the quarter and down $6.2 million year to date. The increase in the second quarter revenue was due to an increase in license sales partially offset by lower consulting revenues. The year-to-date decline was driven by a decrease in license sales and lower consulting revenues. The Company is de-emphasizing card software license sales as it grows its global card processing operations which will utilize this proprietary software to generate a recurring revenue stream. However, license sales are likely to continue to occur from time to time, as circumstances arise. The decline in consulting revenues is resulting from applying these resources to the establishment of the Company's global card processing operation in the U.K. and Australia.

Payment Services operating income increased 27.7% in the quarter and 10.7% in the first six months, driven by profit increases from the U.S. card operations and from Check Solutions. Operating income from the U.S. card operations increased 20.7% in the quarter and 17.7% in the six month period, while profit from Check Solutions was up 19.6% in the quarter and 30.1% year to date. These increases resulted from the revenue growth as well as continued cost management. This segment's operating income was adversely affected by increased operating losses of $1.2 million in the quarter and $3.0 million for the six month period attributable to international card operations, substantially related to start-up costs associated with the U.K. card operation.

Consumer Information Services
-----------------------------

This segment consists of the businesses acquired from R.L. Polk & Co. on May 1, 2000, and includes direct marketing, data information, and city directory services. During the two months of Equifax ownership in the second quarter, revenues totaled $24.3 million, with an operating loss of $2.0 million. The operating loss resulted from seasonality in the city directory business. This segment is expected to generate positive operating income for the remainder of the year.

Equifax Europe
--------------

Equifax Europe consists of operations primarily in the United Kingdom and Spain. Second quarter and first six months revenue declined 6.2% and 3.8% respectively from the prior year periods. Excluding the impact of exchange rate declines in the U.K. and Spain (approximately $2.9 million for the second quarter and $4.6 million year-to-date), revenue was virtually flat in the second quarter and increased 1.1% for the first six months. Improvements in U.K. consumer information services and Spain were partially offset by lower U.K. auto lien and risk management revenue. The decline in auto lien services resulted from both increased competition within that market and a slowdown in used car financing.

This segment reported operating income of $1.4 million in the second quarter and $2.0 million for the first six months. These results are improvements of $2.7 million and $5.0 million from the respective prior year periods, and reflect a stabilization of this segment's revenue in conjunction with continuing cost management. The second quarter operating income marks the fourth consecutive quarter of profitable results in this segment, and profit dollars and profit margins are expected to continue to improve.

Equifax Latin America
---------------------

Equifax Latin America consists of information companies in Brazil, Chile and Argentina, and majority interests in information companies in Peru and El Salvador. This segment's second quarter and first six months revenue declined $2.8 million and $3.8 million respectively from the prior year, with about $1.2 million and $2.0 million of the declines attributable to exchange rate declines in Brazil and Chile. In local currency, Brazil revenue increased 1.5% in the quarter and 4.4% year-to-date, while revenue in Chile and Argentina continued to be negatively impacted by weaknesses in their economies. Operations in Mexico were shut down during the first quarter due to the poor outlook for future returns. The shut down had only a minimal financial impact in the first quarter.

This segment's operating income increased 9.1% in the second quarter and 10.5% year-to-date, as higher income from Brazil (due to both revenue gains and cost controls) and lower losses from Mexico (resulting from its first quarter 2000 shutdown) were partially offset by lower income in Argentina and Chile due to their declines in revenue.

Other
-----

This segment's revenue and operating income remained comparable between periods. Its operations consist solely of a subcontract expiring in 2002 related to HISI, the Company's lottery subsidiary.

General Corporate Expense
-------------------------

General corporate expense increased $2.3 million in the second quarter and $3.6 million in the first six months versus the prior year. The second quarter increase was due primarily to higher performance share and administrative expenses, while the year-to-date increase resulted primarily from higher administrative, marketing and technology expenses.

Other Income and Interest Expense
---------------------------------

Other income declined $6.9 million in the second quarter and $6.4 million in the first six months versus the prior year. These declines resulted from a $7.1 million gain recorded in other income in the second quarter of 1999 related to the sales of Proceda in Brazil and three non-strategic Risk Management offices in the U.S. The impact of the 1999 gain was partially offset by higher levels of interest income on invested funds in both the second quarter and first six months of 2000 (primarily in foreign countries). Interest expense increased $4.6 million in the quarter and $5.8 million year-to-date due to the higher level of borrowing associated with 1999 share repurchases and 2000 acquisitions.

                              FINANCIAL CONDITION

Net cash provided by operations for the first six months of 2000 totaled $115.3 million. Dividend payments and capital expenditures, exclusive of acquisitions, were met with these internally generated funds. Other significant outlays in the first six months of 2000 included $6.5 million of treasury stock purchases (Note 4) and $302.7 million for acquisitions (Note 6) and investments in unconsolidated affiliates. These items were principally financed by $234.6 million in net borrowings of long-term debt, excess cash from operations, and the use of existing cash reserves.

Capital expenditures for 2000 are currently estimated to be approximately $120 million, with $41.6 million spent in the first six months. Additional expenditures may occur as opportunities arise. The remaining 2000 capital expenditures, exclusive of acquisitions, are expected to be met with internally generated funds. At June 30, 2000, approximately $94 million remained authorized under the Company's share repurchase program.

At June 30, 2000, $193 million remained available under the Company's $750 million revolving credit facility to fund future capital requirements. Should CSC exercise its option to sell its credit reporting business to the Company (Note 5), additional sources of financing would be required. However, the CSC agreement calls for a six-month notice period, and management believes the Company would have alternative sources of liquidity available to fund this potential purchase through the public debt markets and bank lines of credit. Management believes that the Company's liquidity will remain strong in both the short and long term, and that the Company has sufficient sources of external funding to finance all of its capital needs, if necessary.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, primarily from changes in foreign currency exchange rates and interest rates.

In the normal course of business, the balance sheets and results of operations of foreign subsidiaries can be impacted by changes in exchange rates. The Company's position is to not hedge against this risk due to the significant cost involved. At June 30, 2000, the Company had no material intercompany balances with foreign affiliates that were short-term in nature or material obligations in a foreign currency, other than intercompany advances to its U.K. operations. From time to time, as such balances or obligations arise, the Company may consider hedging to minimize its exposure for these transactions. At June 30, 2000, the exchange risk associated with the Company's intercompany advances to its U.K. operations were effectively hedged by having a similar balance of pound sterling borrowed under its revolving credit facility.

The Company chooses to have a mix of fixed-rate and variable-rate debt in its portfolio of debt obligations. Accordingly, the Company's earnings can be affected by the impact that changes in interest rates have on its variable-rate obligations. At June 30, 2000, approximately $624 million (51%) of the Company's short-term and long-term debt was in variable-rate facilities. At this level, if market interest rates increased 1%, interest expense would increase approximately $6.2 million per year (pre-tax). To lower this risk, in July 2000 the Company entered into a six-month interest rate swap arrangement to fix the interest rate for $200 million of its variable rate revolver debt.

Forward-looking Statements
--------------------------

Statements in this report that relate to Equifax's future plans, objectives, expectations, performance, events and the like are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934. Future events, risks and uncertainties, individually or in the aggregate, could cause actual results to differ materially from those expressed or implied in these statements. Those factors could include changes in worldwide and U.S. economic conditions that materially impact consumer spending and consumer debt, changes in demand for the Company's products and services, risks associated with the integration of acquisitions and other investments, and other factors discussed in the "Forward-looking Information" and "Year 2000 Information" sections in the management's discussion and analysis included at Part II, Item 7 in the Company's annual report on Form 10-K for the year ended December 31, 1999.

                          PART II.  OTHER INFORMATION
                          ---------------------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) On April 27, 2000, the Company held its regular annual meeting of Shareholders.

         (b) Below is a brief description of each matter voted upon at the annual meeting, each more fully described in the Company's definitive Proxy Statement, dated March 24, 2000:

              (i)    Election of four directors to serve terms of three years:
                     Lee A. Kennedy (113,669,916 votes "for" and 3,302,173 votes withheld); Larry L. Prince (108,483,787 votes "for" and 8,488,302 votes withheld); Louis W. Sullivan, M.D. (115,013,517 votes "for" and 1,958,572 votes withheld);
                     Jacquelyn M. Ward (114,972,282 votes "for" and 1,999,807 votes withheld). The names of other Directors whose term of office as a Director continued after this meeting are as follows: Lee A. Ault, III, Thomas F. Chapman, John L. Clendenin, A. William Dahlberg, Robert P. Forrestal, L. Phillip Humann, D. Raymond Riddle and Betty L. Siegel, Ph.D.

              (ii) Approval of Appointment of Arthur Andersen as independent public accountants of the Company for the year 2000 (115,747,165 votes "for"; 494,842 votes "against"; and
                     730,316 abstentions).

              (iii) Approval of the Equifax Inc. 2000 Stock Incentive Plan (89,058,811 votes "for"; 10,294,998 votes "against";
                     1,098,996 abstentions and 16,519,518 broker non-votes).

              (iv) Approval of the Equifax Inc. Key Management Long-Term Incentive Plan (103,771,082 votes "for"; 11,834,775 votes "against"; and 1,364,866 abstentions).

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


                                    EQUIFAX INC.
                                    ------------
                                    (Registrant)


                                    /s/ Thomas F. Chapman
Date:  August 10, 2000              -----------------------------------
                                    Thomas F. Chapman, Chairman
                                    and Chief Executive Officer


                                    /s/ Philip J. Mazzilli
Date:  August 10, 2000              -----------------------------------
                                    Philip J. Mazzilli
                                    Executive Vice President and
                                    Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------



Exhibit Number        Description of Exhibit
--------------        ----------------------

      27 Financial Data Schedule, submitted to the Securities and Exchange Commission in electronic format