Form 10-Q/A
period 1998-09-30
EQUIFAX INC
filed 2000-10-06
CIK 33185

-------------------------------------------------------------------------------

                                 FORM 10-Q/A
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended        SEPTEMBER 30, 1998
                                    ---------------------------------------

                                 OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


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

EXPLANATORY NOTE
----------------

     This Form 10-Q/A Quarterly Report for the period ending September 30, 1998 is being filed to amend the original Form 10-Q Quarterly Report filed November 16, 1998 to reflect the resolution of Confidential Treatment Requests ("CTRs") filed by Equifax Inc. with the Securities and Exchange Commission ("SEC") on November 16, 1998 and November 19, 1998. These CTRs were filed in accordance with SEC rules, pursuant to which Equifax Inc. requested confidential, non-public treatment for certain portions of the agreements attached hereto as Exhibit 2.1 and Exhibit 10.1. Apart from disclosing previously redacted terms of these agreements, there are no other substantive changes to the Form 10-Q Quarterly Report as originally filed.


                                     INDEX

                                                                       Page No.
                                                                       --------
Part I.  Financial Information

         Item 1. Financial Statements

                 Consolidated Balance Sheets --
                  September 30, 1998 and December 31, 1997              2 - 3

                 Consolidated Statements of Income --
                  Three Months Ended September 30, 1998 and 1997            4

                 Consolidated Statements of Income --
                  Nine Months Ended September 30, 1998 and 1997             5

                 Consolidated Statement of Shareholders'
                  Equity -- Nine Months Ended September 30, 1998            6

                 Consolidated Statements of Cash Flows --
                  Nine Months Ended September 30, 1998 and 1997             7

                 Notes to Consolidated Financial Statements            8 - 12

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 13 - 19

         Item 3. Quantitative and Qualitative Disclosures
                  About Market Risk                                        19

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K                          20
                  (Exhibit 10.1 contains information redacted
                  pursuant to a Request for Confidential
                  Treatment filed with the Securities and
                  Exchange Commission pursuant to Rule 406
                  under the Securities Act of 1933).


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

8.  ACQUISITIONS, EQUITY INVESTMENTS AND DIVESTITURE:

During the first nine months of 1998, the Company:

- Acquired a risk management services business in the U.S. (Note 7) and a risk management services business in the U.K.
- Acquired the credit files of twelve affiliates located in the United States and one affiliate located in Canada.
- Acquired The Decisioneering Group, Inc., a consulting services business in the U.S.
- Increased its ownership to greater than 50% in two foreign affiliates in Spain and Peru and began consolidating their operations.
- Increased the ownership in its Canadian operations to 100%.
- Made equity investments in information services companies in India and the U.K.
- Acquired 59.3% of a credit card services company in Brazil.
- Acquired 80% of an information services company in Brazil.
- Made an equity investment in 34% of a data processing services company in Brazil.

The businesses and increased equity interests in companies of greater than 50% ownership were accounted for as purchases, and had a total purchase price of $487.2 million. They were acquired for cash of $481.2 million and the reissuance of treasury stock with a market value of $6.0 million. The equity investments totaled $18.8 million, were acquired for cash, and were accounted for under the equity method. The total invested in Brazilian companies was approximately $350 million. The Company expects these Brazilian investments to dilute earnings per share approximately $.04 in 1998 and $.07 in 1999 due to increased goodwill amortization, interest expense and expense associated with our "year 2000 program". Also, during the first quarter of 1998, the Company obtained the control necessary and began to consolidate the operations of its 66.7% investment in Organizacion VERAZ S.A. in Argentina which was acquired in 1997 and 1994. These acquisitions and the consolidation of VERAZ resulted in $386.0 million of goodwill and $84.4 million of purchased data files. These allocations include $26.0 million reallocated from other assets related to the Company's investment in VERAZ and two other foreign affiliates previously accounted for under the equity method. Their results of operations have been included in the consolidated statements of income from the dates of acquisition. The following unaudited pro forma information has been prepared as if these acquisitions had occurred on January 1, 1997. The
                                       10
information is based on historical results of the separate companies and may not necessarily be indicative of the results that could have been achieved or, of results which may occur in the future.

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


                                   EQUIFAX INC.
                                   ------------
                                   (Registrant)


Date: October 6, 2000              /s/ Thomas F. Chapman
                                   -------------------------------------
                                   Thomas F. Chapman
                                   Chairman and Chief Executive Officer


Date: October 6, 2000              /s/ Philip J. Mazzilli
                                   -------------------------------------
                                   Philip J. Mazzilli
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (principal financial officer)