Form 10-Q
period 2000-09-30
EQUIFAX INC
filed 2000-11-14
CIK 33185

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended       September 30, 2000
                                            --------------------------------
                                      OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No _______
                                        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                  Outstanding at September 30, 2000
            -----                -------------------------------------

Common Stock, $1.25 Par Value                 141,626,120

                                     INDEX




                                                                        Page No.
                                                                        --------
Part I.  Financial Information

   Item 1. Financial Statements

           Consolidated Balance Sheets --
            September 30, 2000 and December 31, 1999                         2-3

           Consolidated Statements of Income --
            Three Months Ended September 30, 2000 and 1999                     4

           Consolidated Statements of Income --
            Nine Months Ended September 30, 2000 and 1999                      5

           Consolidated Statement of Shareholders' Equity --
            Nine Months Ended September 30, 2000                               6

           Consolidated Statements of Cash Flows --
            Nine Months Ended September 30, 2000 and 1999                      7

           Notes to Consolidated Financial Statements                       8-11

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            12-15

   Item 3. Quantitative and Qualitative Disclosures About Market Risk         15


Part II.  Other Information

   Item 6. Exhibits and Reports on Form 8-K                                   16

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS


                                              SEPTEMBER 30,   DECEMBER 31,
(In thousands)                                    2000           1999
--------------------------------------------------------------------------------
                                               (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                     $  123,811     $  136,596
Trade accounts receivable, net                   329,944        302,809
Other receivables                                 78,677         87,873
Deferred income tax assets                        25,681         28,015
Other current assets                              67,581         54,140
                                              ----------     ----------
 Total current assets                            625,694        609,433
                                              ----------     ----------


PROPERTY AND EQUIPMENT:
Land, buildings and improvements                  36,830         39,140
Data processing equipment and furniture          272,916        258,314
                                              ----------     ----------
                                                 309,746        297,454
Less accumulated depreciation                    201,967        181,964
                                              ----------     ----------
                                                 107,779        115,490
                                              ----------     ----------



GOODWILL                                         761,261        612,551
                                              ----------     ----------
PURCHASED DATA FILES                             197,694        157,701
                                              ----------     ----------
OTHER ASSETS                                     371,088        344,606
                                              ----------     ----------
                                              $2,063,516     $1,839,781
                                              ==========     ==========




The notes on pages 8 through 11 are an integral part of these consolidated balance sheets.

CONSOLIDATED BALANCE SHEETS


                                                               SEPTEMBER 30,   DECEMBER 31,
(In thousands, except par value)                                   2000           1999
-------------------------------------------------------------------------------------------
                                                               (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt and current maturities of long-term debt       $   73,425     $   79,866
Accounts payable                                                  121,532        177,427
Accrued salaries and bonuses                                       35,623         38,203
Income taxes payable                                               20,779         12,005
Other current liabilities                                         172,649        197,294
                                                               ----------     ----------
  Total current liabilities                                       424,008        504,795
                                                               ----------     ----------
LONG-TERM DEBT, LESS CURRENT MATURITIES                         1,145,025        933,708
                                                               ----------     ----------
LONG-TERM DEFERRED REVENUE                                         14,498         22,547
                                                               ----------     ----------
DEFERRED INCOME TAX LIABILITIES                                    79,806         73,132
                                                               ----------     ----------
OTHER LONG-TERM LIABILITIES                                        93,444         89,974
                                                               ----------     ----------
COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY:
Common stock, $1.25 par value; shares authorized -
  300,000; issued - 175,053 in 2000 and 174,259 in 1999;
  outstanding - 134,530 in 2000 and 134,001 in 1999               218,816        217,824
Preferred stock, $0.01 par value; shares authorized -
  10,000; issued and outstanding - none in 2000 or 1999                --             --
Paid-in capital                                                   314,632        304,532
Retained earnings                                                 847,249        726,827
Accumulated other comprehensive loss (Note 4)                    (196,687)      (161,982)
Treasury stock, at cost, 33,418 shares in 2000
  and 34,640 shares in 1999                                      (786,974)      (816,213)
Stock held by employee benefits trusts, at cost,
  7,104 shares in 2000 and 5,619 shares in 1999                   (90,301)       (55,363)
                                                               ----------     ----------
  Total shareholders' equity                                      306,735        215,625
                                                               ----------     ----------
                                                               $2,063,516     $1,839,781
                                                               ==========     ==========

The notes on pages 8 through 11 are an integral part of these consolidated balance sheets.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
(In thousands, except per share amounts)                        2000       1999
----------------------------------------------------------------------------------
Operating revenue                                             $517,906   $444,365
                                                              --------   --------
Costs of services                                              281,611    252,126
Selling, general and administrative expenses                   110,362     80,070
                                                              --------   --------
 Total operating expenses                                      391,973    332,196
                                                              --------   --------
Operating income                                               125,933    112,169

Other income, net                                                2,167      1,109
Interest expense                                               (21,244)   (15,140)
                                                              --------   --------
Income before income taxes                                     106,856     98,138

Provision for income taxes                                      42,539     40,040
                                                              --------   --------
Net income                                                    $ 64,317   $ 58,098
                                                              ========   ========

Per common share (basic):
  Net income                                                  $   0.48   $   0.42
                                                              ========   ========
  Shares used in computing basic earnings per share            134,355    137,268
                                                              ========   ========
Per common share (diluted):
  Net income                                                  $   0.47   $   0.42
                                                              ========   ========
  Shares used in computing diluted earnings per share          135,796    139,303
                                                              ========   ========
Dividends per common share                                    $ 0.0925   $ 0.0900
                                                              ========   ========






The notes on pages 8 through 11 are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
(In thousands, except per share amounts)                       2000         1999
------------------------------------------------------------------------------------
Operating revenue                                           $1,467,200   $1,308,455
                                                            ----------   ----------
Costs of services                                              828,700      757,614
Selling, general and administrative expenses                   315,997      252,982
                                                            ----------   ----------

 Total operating expenses                                    1,144,697    1,010,596
                                                            ----------   ----------
Operating income                                               322,503      297,859

Other income, net                                                4,741       10,131
Interest expense                                               (57,474)     (45,566)
                                                            ----------   ----------
Income before income taxes                                     269,770      262,424

Provision for income taxes                                     110,148      108,319
                                                            ----------   ----------
Net income                                                  $  159,622   $  154,105
                                                            ==========   ==========

Per common share (basic):
  Net income                                                $     1.19   $     1.12
                                                            ==========   ==========
  Shares used in computing basic earnings per share            134,121      138,167
                                                            ==========   ==========
Per common share (diluted):
  Net income                                                $     1.18   $     1.10
                                                            ==========   ==========
  Shares used in computing diluted earnings per share          135,540      140,468
                                                            ==========   ==========

Dividends per common share                                  $   0.2775   $   0.2700
                                                            ==========   ==========










The notes on pages 8 through 11 are an integral part of these consolidated statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                                          NINE MONTHS ENDED
(In thousands)                                            SEPTEMBER 30, 2000
----------------------------------------------------------------------------
COMMON STOCK:
Balance at beginning of period                                 $ 217,824
Shares issued under stock plans                                      992
                                                               ---------
Balance at end of period                                       $ 218,816
                                                               =========
PAID-IN CAPITAL:
Balance at beginning of period                                 $ 304,532
Shares issued under stock plans                                    8,054
Company dividends received by employee benefits trusts             2,046
                                                               ---------
Balance at end of period                                       $ 314,632
                                                               =========
RETAINED EARNINGS:
Balance at beginning of period                                 $ 726,827
Net income                                                       159,622
Cash dividends paid                                              (39,200)
                                                               ---------
Balance at end of period                                       $ 847,249
                                                               =========
ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 4):
Balance at beginning of period                                 $(161,982)
Adjustment during period                                         (34,705)
                                                               ---------
Balance at end of period                                       $(196,687)
                                                               =========
TREASURY STOCK:
Balance at beginning of period                                 $(816,213)
Cost of shares repurchased                                        (6,517)
Shares issued under stock plans                                      432
Cost of shares transferred to employee benefits trust             35,324
                                                               ---------
Balance at end of period                                       $(786,974)
                                                               =========
STOCK HELD BY EMPLOYEE BENEFITS TRUSTS:
Balance at beginning of period                                 $ (55,363)
Cost of shares transferred from treasury stock                   (35,324)
Shares issued under stock plans                                      386
                                                               ---------
Balance at end of period                                       $ (90,301)
                                                               =========

The notes on pages 8 through 11 are an integral part of this consolidated statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
(In thousands)                                                  2000        1999
-----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $ 159,622   $ 154,105
  Adjustments to reconcile net income to net cash
    cash provided by operating activities:
    Depreciation and amortization                              112,413      93,106
    Gain from sale of businesses                                  (556)     (7,095)
    Changes in assets and liabilities:
      Trade and other receivables, net                           9,399      17,619
      Current liabilities, excluding debt                      (72,617)     (9,698)
      Other current assets                                      (9,600)      3,535
      Deferred income taxes                                      6,538      11,754
      Other long-term liabilities, excluding debt               (3,084)       (165)
      Other assets                                             (14,163)     (5,438)
                                                             ---------   ---------
  Net cash provided by operating activities                    187,952     257,723
                                                             ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                          (21,007)    (22,859)
  Additions to other assets, net                               (50,831)    (63,305)
  Acquisitions, net of cash acquired                          (311,844)    (12,859)
  Proceeds from sale of businesses                               6,850      25,957
  Investments in unconsolidated affiliates                      (4,748)         --
                                                             ---------   ---------
  Net cash used in investing activities                       (381,580)    (73,066)
                                                             ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings                                     (1,777)       (728)
  Net additions to long-term debt                              221,772      67,378
  Dividends paid                                               (39,200)    (38,917)
  Treasury stock purchases                                      (6,517)   (165,618)
  Proceeds from exercise of stock options                        9,030       6,396
  Other                                                          2,649       2,280
                                                             ---------   ---------
  Net cash (used in) provided by financing activities          185,957    (129,209)
                                                             ---------   ---------
Effect of foreign currency exchange rates on cash               (5,114)     (8,956)
                                                             ---------   ---------
Net cash (used) provided                                       (12,785)     46,492
Cash and cash equivalents, beginning of period                 136,596      90,617
                                                             ---------   ---------
Cash and cash equivalents, end of period                     $ 123,811   $ 137,109
                                                             =========   =========





The notes on pages 8 through 11 are an integral part of these consolidated statements.

                                 EQUIFAX INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              September 30, 2000



1.  BASIS OF PRESENTATION:

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the statement of financial position of the Company as of September 30, 2000, the results of operations for the three and nine months ending September 30, 2000 and 1999, and the cash flows for the nine months ended September 30, 2000 and 1999. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.


2.  NATURE OF OPERATIONS:

The Company principally provides information services to businesses to help them grant credit, authorize and process credit card and check transactions, and market to their customers. The principal lines of business are information services, payment services, and direct marketing services (see Note 7 for segment information). The principal markets for all lines of business are retailers, banks, and other financial institutions, with information services and direct marketing services also serving the transportation, telecommunications and utility industries, and direct marketing services also serving the manufacturing and media industries. The Company's operations are predominately located within the United States, with foreign operations principally located within Canada, the United Kingdom and Brazil. On October 2, 2000, the Company announced its intention to split into two independent publicly traded companies by spinning off its Payment Services industry segment. The spinoff would be effected through a tax-free dividend of stock in the new company to existing Equifax shareholders, and is contingent on receiving a favorable ruling from the IRS regarding the tax-free nature of the dividend, among other things. The timing of the distribution has not yet been finalized, but is expected to occur mid-year 2001.


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


4.  SHAREHOLDERS' EQUITY:

Treasury Stock. During the first three months of 2000, the Company repurchased 296,000 of its common shares through open market transactions at an aggregate cost of $6,517,000. No shares were repurchased during the second or third quarters. As of September 30, 2000, approximately $94 million remained authorized for future share repurchases.

Stock Held by Employee Benefits Trusts. During the first quarter of 2000, the Company established its third employee benefits trust and transferred 1.5 million treasury shares into that trust. The shares were transferred at the average cost of shares in treasury and totaled $35,324,000.

Comprehensive Income. For the nine-month periods ending September 30, 2000 and 1999, comprehensive income is as follows:

                                                                               Nine Months Ended
                                                                                 September 30
(in thousands)                                                            2000                 1999
--------------                                                          --------            ---------
Net income                                                              $159,622            $ 154,105
Change in cumulative foreign
     currency translation adjustment                                     (34,705)            (137,449)
                                                                        --------            ---------
Comprehensive income                                                    $124,917            $  16,656
                                                                        ========            =========

Accumulated other comprehensive loss at September 30, 2000 and December 31, 1999 consists of the following components:


(in thousands)                                            September 30, 2000          December 31, 1999
--------------                                            ------------------          -----------------
Cumulative foreign currency
     translation adjustment                                   $(191,985)                  $(157,280)
Adjustment for minimum liability
     under supplemental retirement plan                          (4,702)                     (4,702)
                                                              ---------                   ---------
Accumulated other comprehensive loss                          $(196,687)                  $(161,982)
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


6.  ACQUISITIONS AND DIVESTITURES:

During the first nine months of 2000, the Company acquired the credit files of four affiliates located in the United States and twelve affiliates in Canada, as well as a card processing business in Chile and the remaining 49% of a card processing business in the U.K. On May 1, 2000, the Company also acquired the Consumer Information Services group from R.L. Polk & Co. These acquisitions were accounted for as purchases, had a total purchase price of $311.7 million, and were acquired for cash. They resulted in $204.1 million of goodwill, $57.8 million of purchased data files, and $16.0 million of other assets (primarily software). Their results of operations have been included in the consolidated statements of income from their respective dates of acquisition and were not material.

In September 2000, the Company sold its 50% interest in a card processing operation in India for a modest pre-tax gain, and in October 2000, the Company sold its global risk management businesses located in the U.S., Canada, and the U.K. for a small pre-tax loss. The resulting net pre-tax gain of these September and October transactions totaled $.6 million and was included in the consolidated statement of income as "other income, net" in September.


7.  SEGMENT INFORMATION:

Operating revenue and operating income by segment for the third quarter and first nine months of 2000 and 1999 are as follows (in thousands). The Consumer Information Services group acquired on May 1, 2000 (Note 6) is included below as a separate segment.

                                                             Third Quarter                                Nine Months
                                                    --------------------------------           --------------------------------
Operating Revenue:                                    2000                    1999                 2000                  1999
------------------                                  --------                --------           ----------            ----------
North American Information Services                 $204,801                $189,253           $  606,508            $  578,080
Payment Services                                     194,163                 175,084              564,272               489,815
Consumer Information Services                         42,918                      --               67,232                    --
Equifax Europe                                        42,900                  45,038              132,607               138,311
Equifax Latin America                                 30,715                  32,581               89,354                95,022
Other                                                  2,409                   2,409                7,227                 7,227
                                                    --------                --------           ----------            ----------
                                                    $517,906                $444,365           $1,467,200            $1,308,455
                                                    ========                ========           ==========            ==========

Operating Income (Loss):
------------------------

North American Information Services                 $ 77,857                $ 71,721           $  219,367            $  209,096
Payment Services                                      42,118                  34,756              107,690                94,000
Consumer Information Services                          3,298                      --                1,325                    --
Equifax Europe                                         2,191                     242                4,193                (2,735)
Equifax Latin America                                  7,842                   7,447               18,050                16,681
Other                                                  2,217                   2,217                6,651                 6,651
                                                    --------                --------           ----------            ----------
    Operating Contribution                           135,523                 116,383              357,276               323,693
General Corporate Expense                             (9,590)                 (4,214)             (34,773)              (25,834)
                                                    --------                --------           ----------            ----------
                                                    $125,933                $112,169           $  322,503            $  297,859
                                                    ========                ========           ==========            ==========

Total assets by segment at September 30, 2000 and December 31, 1999 are as follows:

                                                                                   September 30,          December 31,
(in thousands)                                                                          2000                  1999
--------------                                                                     ------------           ------------
North American Information Services                                                  $  636,828            $  612,002
Payment Services                                                                        470,884               499,646
Consumer Information Services                                                           275,405                    --
Equifax Europe                                                                          253,648               297,048
Equifax Latin America                                                                   248,959               277,015
Other                                                                                     4,177                 3,951
Corporate                                                                               173,615               150,119
                                                                                     ----------            ----------
                                                                                     $2,063,516            $1,839,781
                                                                                     ==========            ==========

The 14.6% decline in total assets within the Equifax Europe segment was due primarily to declines in the U.K. and Spain currency exchange rates between periods and a reduction in cash from the payment of an inter-company debt to Equifax Inc. The 10.1% decline in total assets within the Equifax Latin America segment was due primarily to currency exchange rate declines in Chile and Brazil and dividend payments.


8.  EARNINGS PER SHARE (EPS):

The income amount used in the numerator of the Company's EPS calculations is the same for both basic and diluted EPS. A reconciliation of the average outstanding shares used in the denominator of the calculations is as follows:

                                                              Third Quarter                            Nine Months
                                                        ---------------------------             ---------------------------
(in thousands)                                           2000                1999                2000                1999
--------------                                          -------             -------             -------             -------
Weighted average shares
     Outstanding (basic)                                134,355             137,268             134,121             138,167
Effect of dilutive securities:
   Stock options                                          1,264               1,769               1,242               2,035
   Performance share plan                                   177                 266                 177                 266
                                                        -------             -------             -------             -------
Weighted average shares
     outstanding (diluted)                              135,796             139,303             135,540             140,468
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - (third quarter and first nine months of 2000 compared to the third quarter and first nine months of 1999)

Revenue for the third quarter and first nine months of 2000 increased 16.5% and 12.1% respectively over the prior year. These increases were driven by higher revenue in U.S. Credit Marketing Services in the North American segment; higher revenues in both U.S. and International Card Solutions in the Payment Services segment; and the May 2000 acquisition of R.L. Polk & Co.'s Consumer Information Services businesses (Note 6). Operating income of $125.9 million for the quarter and $322.5 million for the first nine months increased 12.3% and 8.3% respectively over the prior year periods. The operating income improvements were driven by the revenue increases in the North American and Payment Services segments, along with continued costs control efforts in Equifax Europe.

Net income increased $6.2 million in the third quarter and $5.5 million in the first nine months, while diluted earning per share increased $0.05 in quarter and $0.08 year-to-date. Dilution from the Consumer Information Services acquisition totaled approximately $0.01 per share in the third quarter and $0.03 per share year-to-date. Average outstanding diluted shares declined 2.5% in the quarter and 3.5% for the first nine months as the result of 1999 share repurchases.

The following discussion analyzes operating results for the Company's reportable segments, general corporate expense, and consolidated other income, interest expense, and provision for income taxes.

North American Information Services
-----------------------------------

North American Information Services includes U.S. Credit Information and Marketing Services, U.S. Risk Management Services, Mortgage Information Services, Canadian Operations, and emerging businesses. Revenue in this segment increased 8.2% in the third quarter compared to a 3.3% increase in the first half of 2000. For the first nine months, this segment's revenue increased 4.9%.

U.S. Credit Information and Marketing Services revenue was up 9.1% in the third quarter and 7.8% in the first nine months. Revenue growth in both periods benefited from a strong performance in U.S. Credit Marketing Services, where revenue increased 35.3% in the quarter and 30.6% year-to-date. These increases were due to growth in market share through further penetration and expansion of our relationships with our largest customers. Within U.S. Credit Information Services, unit volumes increased 13.6% in the quarter and 11.7% year-to-date, while average prices declined approximately 11% in the quarter and 9% year-to-date. The decline in average prices in both periods resulted from a change in the mix of customer business, as the majority of unit growth was generated by large volume customers at lower than average unit prices.

Revenue in U.S. Risk Management Services increased 13.1% in the quarter and declined 2.4% year to date. After adjusting for the June 1999 sale of three offices, year-to-date revenue increased 1.2% over the comparable prior year period. Mortgage Information Services revenue declined 21.9% in the quarter and 24.2% year-to-date largely due to higher interest rates, which adversely impacted refinancing activity. Canadian revenues were up 1.9% (1.6% in local currency) in the quarter and 2.7% (1.4% in local currency) in the first nine months, with gains in the core information business partially offset by lower revenue from the risk management business.

Emerging business revenue increased $1.7 million in the quarter and $4.6 million year-to-date, with the majority of the growth in both periods coming from the Internet related activities of Consumer Direct.

Operating income for North American Information Services increased 8.6% in the quarter and 4.9% in the first nine months. Absent developmental cost within the emerging businesses, this segment's operating income increased 8.9% in the quarter and 8.3% in the first nine months, driven by the revenue growth in U.S. Credit Information and Marketing Services as well as improved performance within the Canadian information business.

Payment Services
----------------

Revenue in Payment Services, comprising the operations of Card Solutions and Check Solutions worldwide, increased 10.9% in the third quarter and 15.2% in the first nine months. The increases in both periods were driven by growth in U.S. and International Card Solutions.

Revenue in U.S. Card Solutions increased 9.4% in the quarter and 14.8% in the first nine months due to continued growth in both cardholder and merchant activity. The revenue growth rate was tempered by the annualization of additions to this segment's merchant processing customer base which occurred in the last half of 1999.

Revenue in International Card Solutions was up 30.6% in the quarter and 28.3% year-to-date, with the January 2000 acquisition of the a card processing operation in Chile accounting for 5.6 percentage points and 5.9 percentage points of the respective increases. The remainder of these increases was driven by growth in the cardholder account base in the U.K. and Brazil as well as a price increase in the U.K.

Revenue in U.S. Check Solutions was up 7.6% in the quarter and 12.7% in the first nine months due primarily to volume increases in both periods. Approximately 5.4 percentage points of the year-to-date increase was due to new on-going business from Sears, Roebuck and Co. resulting from a 1999 agreement to provide check authorization services at the retailer's U.S. locations. This contract became comparable on a year-to-year basis during the third quarter of 2000.

Revenue in International Check Solutions was up 4.6% in the quarter and 7.0% year-to-date on a local currency basis, 4.4% and 6.8%, respectively, in the U.K. and 6.7% and 9.5%, respectively, in Canada. On a U.S. dollar basis, revenue from the U.K. operations declined 3.7% in the quarter and increased 1.8% year-to-date, being adversely impacted by unfavorable exchange rates. The fuel crisis in the U.K. also tempered this operation's revenue growth in the third quarter.

Payment Services operating income increased 21.2% in the quarter due primarily to the revenue growth in U.S. and International Card Solutions. Operating income in U.S. Card Solutions increased 30.8% in the quarter and the U.K. card business, which began operations in June 1999, turned profitable in the third quarter. Revenue growth in U.S. Card Solutions drove the year-to-date increase in this segment's operating income.

Consumer Information Services
-----------------------------

This segment consists of the businesses acquired from R.L. Polk & Co. on May 1, 2000, and includes direct marketing, data information, and city directory services. During the third quarter and five months of Equifax ownership year-to-date, revenues totaled $42.9 million and $67.2 million respectively, with operating income of $3.3 million in the quarter and $1.3 million year-to-date. Operating income is expected to improve in the fourth quarter of 2000 and the first quarter of 2001 due primarily to seasonality in the City Directory business.

Equifax Europe
--------------

Equifax Europe consists of operations primarily in the United Kingdom and Spain. Third quarter and first nine months revenue increased 4.7% and 2.3% respectively in local currency over the prior year periods, 3.6% and 0.3%, respectively, in the U.K. and 10.1% and 11.1%, respectively, in Spain. Including the impact of unfavorable exchange rates, Europe's revenue declined 4.7% in the quarter and 4.1% for the first nine months. In local currency, revenue for our strategic U.K. consumer, commercial, and marketing information services increased 6.8% in the quarter and 5.6% year-to-date. This growth was tempered by lower U.K. auto lien and risk management revenue. The decline in auto lien services resulted from both increased competition within that market and a slowdown in used car financing.

This segment reported operating income of $2.2 million in the third quarter and $4.2 million for the first nine months. These results are improvements of $1.9 million and $6.9 million from the respective prior year periods, and reflect a stabilization of this segment's revenue in conjunction with continuing cost management. The third quarter operating income marks the fifth consecutive quarter of profitable results in this segment, and profit dollars and profit margins are expected to continue to improve in the fourth quarter and into 2001.

Equifax Latin America
---------------------

Equifax Latin America consists of information companies in Brazil, Chile and Argentina, and majority interests in information companies in Peru and El Salvador. This segment's third quarter and first nine months revenue declined $1.9 million and $5.7 million respectively from the prior year, due primarily to results in Chile and Argentina. About $2.0 million of the year-to-date decline is attributable to average exchange rate declines in Brazil and Chile. The effect of exchange rate changes on total segment revenue in the third quarter was not significant. Revenue in Chile declined $2.1 million in the quarter and $5.4 million year-to-date, driven by the slow recovery of the economy and an approximate 6% decline in the currency exchange rate between periods. In local currency, Brazil revenue declined 3.3% in the quarter and increased 1.5% year-to-date, and revenue in Argentina continued to be negatively impacted by weakness in the economy. Operations in Mexico were shut down during the first quarter due to the poor outlook for future returns.

This segment's operating income increased 5.3% in the third quarter and 8.2% year-to-date, as higher income from Brazil (due to year-to-date revenue gains and cost controls in both periods) and lower losses from Mexico (resulting from its first quarter 2000 shutdown) was partially offset by lower income in Chile due to the declines in revenue in both periods.

Other
-----

This segment's revenue and operating income remained comparable between periods. Its operations consist solely of a subcontract expiring in 2002 related to HISI, the Company's lottery subsidiary.

General Corporate Expense
-------------------------

General corporate expense increased $5.4 million in the third quarter and $8.9 million in the first nine months versus the prior year. The third quarter increase was due primarily to higher performance share expense, as the third quarter 1999 included an adjustment to lower accrued performance share expense due to the impact the Company's stock price had on the plan's measurement criteria. The year-to-date increase resulted primarily from the increased third quarter performance share plan expense along with higher administrative, marketing and technology expenses.

Other Income, Interest Expense, and Provision for Income Taxes
--------------------------------------------------------------

Other income increased $1.1 million in the third quarter and declined $5.4 million in the first nine months versus the prior year. The third quarter increase resulted primarily from a $.6 million gain on divestitures (Note 6) and higher levels of interest income on invested funds. The year-to-date decline resulted from a $7.1 million gain recorded in other income in the second quarter of 1999 related to the sales of Proceda in Brazil and three Risk Management offices in the U.S. The impact of the 1999 gain was partially offset by the $.6 million gain on divestitures mentioned above and higher levels of interest income on invested funds (primarily in foreign countries). Interest expense increased $6.1 million in the quarter and $11.9 million year-to-date due to the higher level of borrowing associated with 1999 share repurchases and 2000 acquisitions. During the third quarter of 2000, the Company initiated tax-planning strategies that lowered its effective income tax rate for 2000 from 41.5% to 40.8%. Accordingly, the Company reduced its effective income tax rate in the third quarter of 2000 to 39.8% to true up its rate for the first nine months to the expected 40.8% rate. The Company expects this new effective rate of 40.8% to continue through 2001.

                              FINANCIAL CONDITION

Net cash provided by operations for the first nine months of 2000 totaled $188.0 million. Dividend payments and capital expenditures, exclusive of acquisitions, were met with these internally generated funds. Other significant outlays in the first nine months of 2000 included $6.5 million of treasury stock purchases (Note 4) and $316.6 million for acquisitions (Note 6) and investments in unconsolidated affiliates. These items were principally financed by $221.8 million in net borrowings of long-term debt, excess cash from operations, and the use of existing cash reserves.

Capital expenditures for 2000 are currently estimated to be approximately $105 million, with $71.8 million spent in the first nine months. Additional expenditures may occur as opportunities arise. The remaining 2000 capital expenditures, exclusive of acquisitions, are expected to be met with internally generated funds. At September 30, 2000, approximately $94 million remained authorized under the Company's share repurchase program.

At September 30, 2000, $211 million remained available under the Company's $750 million revolving credit facility to fund future capital requirements. Should CSC exercise its option to sell its credit reporting business to the Company (Note 5), additional sources of financing would be required. However, the CSC agreement calls for a six-month notice period, and management believes the Company would have alternative sources of liquidity available to fund this potential purchase through the public debt markets and bank lines of credit. Management believes that the Company's liquidity will remain strong in both the short and long term, and that the Company has sufficient sources of external funding to finance all of its capital needs, if necessary.

In October 2000, the Company sold its global risk management businesses (Note 6) in the U.S., Canada, and the U.K. for approximately $150 million. The Company provided $40 million of acquisition financing to the U.S. buyer, and also guaranteed approximately $60 million of financing for that buyer. As part of the transactions, the Company entered into agreements to provide future credit information services to the buyers, and deferred approximately $25 million of the sales price for these future services. The Company intends to use the net cash proceeds of about $100 million from the divestitures of these businesses to pay down debt. Revenues for the twelve months ended September 30, 2000 for these businesses were approximately $143 million, with $133 million in the North American Information Services segment and $10 million in the Equifax Europe segment. The sale of these businesses is expected to have a minimal impact on earnings per share in the fourth quarter and thereafter.

                          FORWARD-LOOKING STATEMENTS

Statements in this report that relate to Equifax's future plans, objectives, expectations, performance, events and the like are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934. Future events, risks and uncertainties, individually or in the aggregate, could cause actual results to differ materially from those expressed or implied in these statements. Those factors could include changes in worldwide and U.S. economic conditions that materially impact consumer spending and consumer debt, changes in demand for the Company's products and services, risks associated with the integration of acquisitions and other investments, and other factors discussed in the "Forward-looking Information" and "Year 2000 Information" sections in the management's discussion and analysis included in Part II, Item 7 in the Company's annual report on Form 10-K for the year ended December 31, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, primarily from changes in foreign currency exchange rates and interest rates.

In the normal course of business, the balance sheets and results of operations of foreign subsidiaries can be impacted by changes in exchange rates. The Company's position is to not hedge against this risk due to the significant cost involved. At September 30, 2000, the Company had no material intercompany balances with foreign affiliates that were short-term in nature or material obligations in a foreign currency, other than intercompany advances to its U.K. operations. From time to time, as such balances or obligations arise, the Company may consider hedging to minimize its exposure for these transactions.
At September 30, 2000, the exchange risk associated with the Company's intercompany advances to its U.K. operations was partially hedged by having a balance of pound sterling borrowed under its revolving credit facility.

The Company chooses to have a mix of fixed-rate and variable-rate debt in its portfolio of debt obligations. Accordingly, the Company's earnings can be affected by the impact that changes in interest rates have on its variable-rate obligations. At September 30, 2000, approximately $421 million (35%) of the Company's short-term and long-term debt was in variable-rate facilities. At this level, if market interest rates increased 1%, interest expense would increase approximately $4.2 million per year (pre-tax). In July 2000, the Company entered into a six-month interest rate swap arrangement to fix the interest rate for $200 million of its variable rate revolver debt. That portion of the Company's revolver debt has been excluded from the $421 million amount mentioned above.

                          PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             A list of exhibits included as part of this report is set forth in the Exhibit Index appearing elsewhere in this report, and is incorporated by reference.


        (b)  Reports on Form 8-K

             On October 5, 2000, Registrant filed a report on Form 8-K announcing that its Board of Directors had approved a plan to separate the Company into two independent companies.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.


                                    EQUIFAX INC.
                                    ------------
                                    (Registrant)



Date:  November 14, 2000            /s/Thomas F. Chapman
                                    --------------------
                                    Thomas F. Chapman, Chairman
                                    and Chief Executive Officer



Date:  November 14, 2000            /s/ Philip J. Mazzilli
                                    ----------------------
                                    Philip J. Mazzilli
                                    Executive Vice President and
                                    Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------



        Exhibit Number  Description of Exhibit
        --------------  ----------------------

             27 Financial Data Schedule, submitted to the Securities and Exchange Commission in electronic format