Form 10-K405
period 2000-12-31
EQUIFAX INC
filed 2001-03-29
CIK 33185

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended 12-31-00 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from

       _______________________ to_________________________

Commission file number           1-6605
                       --------------------------------------------------------

                               EQUIFAX INC.
-------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)


            GEORGIA                                   58-0401110
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

    1550 Peachtree St., N.W., Atlanta, GA               30309
------------------------------------------   --------------------------------
  (Address of principal executive offices)           (Zip Code)

(Registrant's telephone number, including area code)      (404) 885-8000
                                                     ------------------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class            Name of each exchange on which registered

         Common Stock
      ($1.25 Par Value)                       New York Stock Exchange
-------------------------------      -----------------------------------------

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

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES (WHICH FOR PURPOSES HEREOF ARE ALL HOLDERS OTHER THAN CURRENT EXECUTIVE OFFICERS, DIRECTORS AND HOLDERS OF 5% OR MORE OF THE OUTSTANDING COMMON STOCK) OF THE REGISTRANT AS OF FEBRUARY 28, 2001 WAS $4,030,522,322 BASED ON THE CLOSING SALE PRICE OF THE COMMON STOCK AS REPORTED BY THE NEW YORK STOCK EXCHANGE ON SUCH DATE. SEE ITEM 12.

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

               Class                       Outstanding at February 28, 2001
               -----                       --------------------------------
  COMMON STOCK, $1.25 PAR VALUE                      143,127,560
-----------------------------------        --------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

THE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 2, 2001, IS INCORPORATED BY REFERENCE, TO THE EXTENT INDICATED UNDER ITEMS 10, 11, 12, 13 AND 14, INTO PARTS III AND IV OF THIS FORM 10-K.

THE ANNUAL REPORT TO SECURITY HOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 IS INCORPORATED BY REFERENCE, TO THE EXTENT INDICATED UNDER ITEMS 3, 6, 7, 8 AND 14, INTO PARTS I, II AND IV.

                                     PART I


ITEM 1.    BUSINESS
-------    --------

Equifax is a leader in facilitating and securing commerce by bringing buyers and sellers together world-wide through information, transaction processing and Internet businesses. Global operations include consumer and commercial credit information services, credit card marketing and processing services, check guarantee and authorization, software, modeling, database management, marketing solutions, analytics, direct to consumer services, Internet identity verification and digital certificate services; and, through September 2000, risk management and collection services.

The Company was founded as a credit reporting agency under the name "Retail Credit Company" in Atlanta, Georgia, in 1899. Over the next several years, the Company established itself in the area of investigation of applicants for insurance. The business grew, and by 1920, the Company had numerous branch offices throughout the United States and Canada. Since that time, the Company has continued to expand on a domestic and international basis and diversify by means of internal development and strategic acquisitions. In late 1975, the Company changed its name from "Retail Credit Company" to "Equifax Inc." In mid-1997, the Company divested its insurance services operations which was accomplished through the spinoff of a subsidiary company to shareholders.

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

In January 2000, the Company acquired Procard S.A., the second largest card processor in Chile.

In May 2000, the Company acquired the Consumer Information Solutions group of R.L. Polk & Co. for approximately $260 million in cash. These businesses are reported under the Consumer Information Services segment.

In June 2000, the Company announced that it had entered into a five-year agreement (projected revenues of $100 million) with National Australia Bank to process cards in Australia, United Kingdom, New Zealand and Ireland.

In October 2000, Equifax announced its intention to spin-off its Payment Services division, which conducts credit card processing and check management operations, by a tax free stock distribution. Equifax believes that separating Information Services from Payment Services will create two very strong companies, each with its own management team and board of directors focused on taking advantage of growth opportunities in each respective market. The spin-off is expected to be completed during the summer of 2001. The spin-off is subject to favorable ruling from the Internal Revenue Service (the "IRS"), confirming the tax-free status of the share distribution, and the filing of a satisfactory registration statement with the Securities and Exchange Commission ("SEC").

In October 2000, the Company sold its collection services business, Equifax Risk Management Services, to Risk Management Alternatives Parent, Inc. ("RMA") in the United States, and in Canada and United Kingdom to IntelliRisk Management Corporation. The aggregate sales price was approximately $150 million.

As part of these transactions the Company provided $41 million of acquisition financing to RMA and guaranteed approximately $60 million of RMA's other acquisition financing.

In October 2000, the Company acquired for approximately $12 million in cash and stock Compliance Data Center, Inc., the leader in customer information services to the brokerage industry.

In November 2000, the Company acquired SEK S.r.l., a leading Italian online information company.

Since January 1993, the Company has had an open market share repurchase program. During 2000, the Company repurchased 296,400 shares at a cost of approximately $6.5 million.

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

A description of the Company's products or services by segment follows:


North American Information Services Segment
-------------------------------------------

The Company's principal classes of service for this segment are consumer credit information; credit card marketing services; fraud detection and prevention services; mortgage loan analytics; account acquisition services; notification services; mortgage information and consumer direct products. In Canada, services also include commercial credit information. Distribution of information to customers is made primarily through electronic data interfaces. Expanding businesses in this segment include database solutions for customer relationship management, services for direct consumer purchase, brokerage account facilitation and a variety of e-commerce solutions including online identity verification services and digital certificate products. Customers include banks, financial institutions, retailers, credit card issuers, utilities and telecommunications companies, transportation companies, mortgage lenders, healthcare administration companies, insurance companies, consumers and government.

Informational services and commercial credit reporting in the U.S. and Canada accounted for 34% of the Company's 2000 total revenue, as compared with 35% in 1999 and 37% in 1998. Risk management services in the U.S. and Canada, operated by the Company until September 2000 when this business was sold, is now included in the Divested Operations Segment.

In the U.S., the Company's consumer credit services operations, including non-owned affiliate bureaus, compete with two other automated credit reporting companies -- Experian Information Solutions, Inc. and Trans Union LLC. Equifax Canada Inc., is the leading provider of both consumer and commercial credit information in Canada.

This segment includes Equifax Credit Information Services, Inc.; Compliance Data Center, Inc.; Credit Northwest Corporation; Acrofax Inc.; Equifax Consumer Services, Inc.; Equifax Secure, Inc.; Equifax Knowledge Engineering, Inc.; and Equifax Canada Inc.

Consumer Information Services Segment
-------------------------------------

This segment is comprised of the Consumer Information Services group that the Company purchased from R. L. Polk in 2000 and provides consumer, demographic and lifestyle information and directories of residents and businesses. Direct marketing products include data capture, database management and registration card programs for consumer durable goods manufacturers. Its customers include credit services users, insurers, catalogers, publishers, technology companies, travel and manufacturing clients.


Equifax Europe Segment
----------------------

The businesses in this segment primarily provide consumer and commercial credit services, as well as other financial services, including credit application processing, credit scoring, consumer marketing lists and related services, modeling and analytics. The dominant means of distribution is through electronic data interfaces. This segment operates in the United Kingdom, Spain, Portugal, Ireland and due to the acquisition of SEK S.r.l. in fourth quarter 2000, in Italy.

Customers include banks, financial institutions, retailers, automobile manufacturers, utilities and telecommunications companies, auto finance and leasing firms, automobile dealers and rental companies and mortgage lenders. The Company also sells to small and medium-size businesses operating in a variety of diverse markets.

This segment includes The Infocheck Group Ltd.; Dicodi, S.A.; Equifax Decision Systems B.V.; Information Tecnica Del Credito, S.L. (Incresa); Via Ejectiva, S.A.; Credinformacoes, Informacoes de Credito, LDA; Precision Marketing Information Ltd. (49% owned); and Equifax Commercial Services Ltd.. Also included in this segment are The Database Company Ltd., Equifax Iberica, S.A., SEK S.r.l. and ASNEF-Equifax Servicios de Informacion Sobre Solvencia y Credito, S.L. (95% owned).


Equifax Latin America Segment
-----------------------------

The principal class of service for this segment is consumer and commercial credit information services, delivered largely through electronic distribution.

SCI is a leading commercial credit information vendor in Brazil, and provides consumer credit information. DICOM and Veraz are the leading providers of consumer and commercial credit information in Chile and Argentina respectively. DICOM also provides import/export data, legal, trademark, stock market and other consumer information. Equifax Latin America also has operations in Peru and El Salvador. Customers include retailers, banks, financial institutions, utilities, telecommunications companies, manufacturers and individual consumers.

This segment includes Equifax de Chile, S.A.; DICOM S.A.; Organizacion Veraz S.A. (79%); Propago S.A.; Equifax do Brasil, Ltda.; Infocorp S.A. (51%); and Dicom CentroAmerica (51%).


Divested Operations Segment
---------------------------

This segment includes the Company's collection services business, Equifax Risk Management Services, in the U.S., Canada and the United Kingdom, as well as an automobile lien business in the U.K. All of these were divested in fourth quarter 2000. Revenue from this segment as a percentage of the Company's total operating revenue was 7% in 2000, 10% in 1999 and 12% in 1998.


Other Segment
-------------

The Company's single class of service for this segment is lottery services. In 1996, the Company subcontracted many of its lottery obligations to GTECH Corporation, and as a result, these operations are not material to a general understanding of the Company's business. Other than this subcontract, which extends until mid 2002, the Company is no longer in the lottery business. This segment includes High Integrity Systems, Inc.


Card Solutions Segment
----------------------

This segment provides "card issuer" services that enable banks, credit unions, retailers and others to issue Visa and MasterCard credit and debit cards, private label cards, and other electronic payment cards. It also provides "merchant processing" services that enable retailers and other businesses to accept credit, debit and other electronic payment cards from purchasers of their goods and services.

A broad range of card processing solutions is offered, ranging from full service card programs, to more limited transaction processing services. The majority of card issuer customers subscribe to "full service" programs, wherein the Company provides essentially all of the operations and support necessary to support a card issuer's credit and debit card issuing program, including cardholder transaction processing, authorization, and "back office" support functions. These back office functions include, among others, invoicing the credit cardholders, receiving and posting cardholder payments, and providing customer service. Services are menu driven, and offer flexibility for those customers that require less than our full service program. Such customers include large card issuing banks that contract with us to provide transaction processing, but choose to invest the capital and human resources necessary to provide their own back office program support.

Card Solutions' merchant processing services include "front-end" authorization and data capture services, and "back-end" accounting and settlement services. The Company provides these services both directly to retailers and other merchants who accept electronic payment cards, and through contracts and financial institutions and others where the Company's solutions enable them to service the card processing needs of their merchant customers.

In addition to card processing programs, Card Solutions also provides e-banking solutions that enable banks to provide electronic banking services to their customers, allowing them to compete for and retain customers more effectively and to generate non-interest fee income.

In 2000, Card Solutions had operations in the U.S., U.K. and Brazil, and through September a joint venture in India. In January 2000 it purchased Procard S.A. in Chile and in June it contracted to process cards in Australia, New Zealand and Ireland pursuant to a contract with National Australia Bank. This class of service accounted for 26% of the Company's 2000 total operating revenue, as compared with 25% in 1999 and 22% in 1998.

This segment includes Equifax Card Services, Inc.; Credit Union Card Services, Inc.; Financial Insurance Marketing Group, Inc.; First Bankcard Systems, Inc.; Equifax Card Solutions Australia Pty Ltd.; Equifax

Card Solutions, S.A.; Equifax E-Banking Solutions, Inc.; Equifax Card Solutions Limited; Unnisa Solucoes en Meios de Pagamento Ltda. (59%); and Procard S.A.;


Check Solutions Segment
-----------------------

This segment's businesses are a leading provider of check risk management and related processing services. Check risk management solutions, which utilize proprietary check authorization systems and risk assessment decision platforms, enable retailers, hotels, automotive dealers, telecommunications companies, supermarkets, casinos, mail order houses and other businesses to minimize losses from dishonored checks, maximize check acceptance, and improve customer service.

A diverse and flexible portfolio of check risk management services allows the Company to tailor solutions to meet the specific needs of the customer. Services include check guarantee, where the Company accepts the risk of bad checks presented to our customers, verification services, where the Company determines the likelihood that a check will clear and the customer retains the risk, and certain combinations of guarantee and verification services. Related service offerings, including risk management consulting and market services, which enable retailers to cross-sell and increase their customer relations are also provided.

Check Solutions now includes operations in the U.S., U.K., Canada, Ireland, France, New Zealand, and Australia. Our companies in this segment are leading providers of their products and services in the United States. Check Solutions accounted for 13% of the Company's 2000 total operating revenue, as compared with 13% in 1999 and 13% in 1998.

This segment includes Equifax Check Services, Inc.; Equifax Payment Recovery Services, Inc.; Light Signatures, Inc.; Equifax SNC; Financial Institution Benefit Association, Inc.; Telecredit Canada, Inc.; Transax (Ireland) Ltd.; Equifax Australia Plc, and Equifax Ltd. (New Zealand).


General
-------

Business in the Card Solutions and Check Solutions segments are somewhat seasonal. The volume of check and credit and debit card processing is highest during the holiday shopping season and during other periods of increased consumer spending. Other businesses are not significantly impacted by seasonality.

The principal methods of competition for the Company are product innovation, value added, price, speed of delivery, ease of use, and quality of the information and services provided.

None of the Company's segments is dependent on any single customer, and the Company's largest customer provides less than 10% of the Company's total revenues.

The Company had approximately 12,200 employees as of December 31, 2000.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

The Company's executive officers, as of March 17, 2001, are listed below, with certain information relating to each of them:

                              Name and Position                                     Officer
                                With Company                                   Age   Since
                              -----------------                                ---  -------

Thomas F. Chapman, Chairman and Chief Executive Officer(1)(2)                   57     1991

Lee A. Kennedy, President and Chief Operating Officer(1)(2)                     50     1997

William V. Catucci, Executive Vice President - The Americas(3)                  62     1999

John T. Chandler, Senior Vice President and General Manager -                   53     1995
City Directory(2)

C. Richard Crutchfield, Executive Vice President - Europe,                      53     1997
Asia Pacific and Internet(2)

Virgil P. Gardaya, Corporate Vice President and Chief Technology                54     2000
Officer(4)

Karen H. Gaston, Corporate Vice President, Human Resources                      48     1998
and Community Relations(2)

Kent E. Mast, Corporate Vice President, General Counsel                         58     2000
and Secretary(5)

Philip J. Mazzilli, Executive Vice President and Chief Financial Officer(6)     60     2000

William R. Phinney, Senior Vice President and Group Executive -                 62     1997
Latin America(2)

Bruce S. Richards, Corporate Vice President(2)                                  46     1996

Michael G. Schirk, Vice President and Treasurer(2)                              51     1999

Larry J. Towe, Executive Vice President - Payment Services(2)                   53     1999

Michael T. Vollkommer, Corporate Vice President and Controller(7)               42     1999
-----------------------------

(1) Also serves as a Director.

(2) Has been employed with the Company in an executive position for the previous five years.

(3) Mr. Catucci joined the Company in October 1999 as Group Executive, North America Information Services and was promoted to his current position in October 2000. Prior to joining the Company, Mr. Catucci served as President and Chief Executive Officer of Unitel/AT&T Canada Long Distance Services from 1996 to 1999 and as a Vice President of AT&T for more than five years.

(4) Prior to being promoted to his current position in March 2000, Mr. Gardaya served as Senior Vice President, Global Communications Micro/LAN Services, since joining the Company in November 1998. Prior to that, Mr. Gardaya served as

Vice President and Chief Information Officer with dual responsibility for GTE Wireless and GTE Airfone and in various executive positions with GTE for more than 30 years.

(5) Prior to joining the Company, in November 2000, Mr. Mast served as a Senior Partner of Kilpatrick Stockton LLP, an international law firm, from 1990.

(6) From 1992 through June 1999, Mr. Mazzilli served as Corporate Vice President, Treasurer and Controller of the Company. In 1999, he became Executive Vice President and Chief Financial Officer of Nova Corporation, which provides transaction processing and related software application products to small merchants. He rejoined the Company in his current position in February 2000.

(7) Mr. Vollkommer joined the Company in 1999 in his current position. Prior to joining the Company, he served as Vice President-Finance for Superior TeleCom Inc., a manufacturer of copper wire and cable products, from 1998 to 1999. Prior to that, he held executive financial officer positions with Alumax Inc., a producer of primary aluminum and fabricated aluminum products, from 1994 to 1998.

There are no family relationships among the officers of the Company, nor are there any arrangements or understandings between any of the officers and any other persons pursuant to which they were selected as officers. The Board of Directors may elect one or more officers at any meeting of the Board, however, election of officers has generally occurred each year at the Board of Directors meeting held in conjunction with the Annual Meeting of the Shareholders. Each elected officer serves until their successors have been elected and duly qualified subject to earlier termination in accordance with the Bylaws.


ITEM 2.   PROPERTIES
-------   ----------

The Company ordinarily leases office space of the general commercial type for conducting its business and is obligated under approximately 335 leases and other rental arrangements for its headquarters and field locations. The Company's operating leases involve principally office space.

The Company owns four office buildings, one of which is located in Wexford, Ireland; one in Salisbury, England; one in Sao Paolo, Brazil; and one in Santiago, Chile. The Company owns approximately 23.5 acres in Windward Office Park located in Alpharetta, Georgia adjacent to office space currently under lease by the Company.


ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

Reference is made to Note 8 of the Notes to Consolidated Financial Statements (Commitments and Contingencies - Litigation), included in Part IV, Item 14 of this report, which is incorporated by reference.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

No matters were submitted during the fourth quarter 2000 to a vote of security holders.


                           CERTAIN FACTORS AFFECTING
                           --------------------------
                           FORWARD LOOKING STATEMENTS
                           --------------------------

Statements in this annual report that relate to Equifax's future plans, objectives, expectations, performance, events, and the like are "forward-looking statements" within the meaning of the Private Securities Litigation Reporting Act of 1995 and the Securities Exchange Act of 1934. These statements are based on a number of assumptions that are inherently subject to significant uncertainties. Many of these uncertainties are beyond Equifax's control. Factors that could cause actual results to differ from those expressed or implied by forward-looking statements include, but are not limited to, those set forth below:

We depend on our customers' requirements for consumer credit information.  If
-----------------------------------------------------------------------------
these requirements decrease, our business might be adversely affected.
----------------------------------------------------------------------

Our core product is our consumer credit profiles. In general, the usage of credit profiles (and related services) is driven by consumer demand for credit (via new credit cards, automobile loans, home mortgages and refinancings and other consumer loans) and lenders' efforts to develop new, and monitor existing, credit relationships. Consumer demand for credit tends to increase during periods of economic expansion. On the other hand, lenders' efforts to monitor existing credit relationships tend to increase during periods of economic contraction. Consequently, revenue from consumer credit information products is influenced by cyclical economic trends related to consumer debt.

We rely on demand for consumer information services.  Our business might be
---------------------------------------------------------------------------
negatively affected by a decline in demand.
-------------------------------------------

We provide value-added consumer information services including direct marketing products and services to our traditional customers, as well as to catalog, publishing, high tech, travel and manufacturing clients. Direct marketing products also include data capture, database management, and registration card programs for consumer durable goods manufacturers. In the event that consumers begin to buy fewer of the types of products and services that have in the past been marketed and sold through direct marketing, or if direct marketing loses effectiveness in comparison to other methods of advertising, use of our direct marketing products and services could lessen and, consequently, our revenues and profits could decline.

We depend on our customers' demand for our card and check solutions.  If
------------------------------------------------------------------------
consumer use of credit cards, debit cards or checks declines, either due to
---------------------------------------------------------------------------
decreased consumer spending or for other reasons, our business might be
-----------------------------------------------------------------------
adversely affected.
-------------------

Demand for credit card, debit card and check authorization services is driven by the level of non-cash consumer spending. Consumer demand for credit tends to increase during periods of economic expansion and declines in times of economic contraction. Decrease in consumer spending could result in decline in the number of transactions processed. Also, increase in the use of competitive technologies, such as e-banking, pay-by-phone, and smartcard transactions, may decrease the number of checking transactions processed and reduce our revenue and profits.

We rely on external data sources.  Loss of access to credit and other data from
-------------------------------------------------------------------------- ----
external sources could negatively impact our business.
------------------------------------------------------

We rely extensively upon data from external sources to maintain our proprietary and non-proprietary databases, including data received from customers and various government and public record services. The continued availability of such data sources cannot be assured. Although we have no reason to believe that access to current data sources will become restricted, loss of access to, or the availability of, data in the future due to government regulation or otherwise could have a material adverse effect on our business, financial condition and results of operations.

Changes in government regulation could increase our costs or otherwise affect
-----------------------------------------------------------------------------
our profits.
------------

Our business involves collection of consumer and business data and distribution of such information to businesses making credit and marketing decisions. Equifax Payment Services processes information reflecting consumers' spending and payment activities. Consequently, certain of our activities and services are subject to regulation under various federal laws including the Fair Credit Reporting Act, Fair Debt Collection Practices Act, Gramm-Leach-Bliley Act, Equal Credit Opportunity Act, Truth in Lending Act and Fair Credit Billing Act, as well as similar state laws. We are also subject to privacy and consumer credit laws and regulations in foreign countries where we do business.

We have no reason to believe that additional regulations will be imposed that will have a material adverse effect on our business. However, further federal, state and local data use regulations may affect our operations with increased compliance requirements and potential loss of revenue.

Competition could hurt our business.
------------------------------------

Equifax operates in a number of geographic, product and service markets, which are highly competitive. We primarily compete with two national consumer credit reporting companies, Experian Information Solutions, Inc. and Trans Union LLC, which offer credit reporting products that are similar to those we offer. We also compete with these and other companies that offer marketing information products and services, including Acxiom Corporation and Info USA, Inc. Primary competitors of Payment Services are First Data Corporation, Total System Services, Payment Services Credit Union, Scan and International Check Solutions.

In each of our markets, we compete on the basis of responsiveness to customer needs as well as the quality and range of products and services offered. Although we believe that we offer a broader range of products and services in more geographic markets than our competitors, we face strong competition in certain geographic, product and service markets which, if successful, may have adverse effects on our operations.

If not accomplished in a timely and tax-free manner, the proposed spin-off of
-----------------------------------------------------------------------------
Payment Services may negatively impact our business.
---------------------------------------------------

On October 2, 2000 the Company announced its intention to spin-off its Payment Services division to its shareholders in a tax-free stock dividend. We believe that separating Information Services from Payment Services will create two very strong companies, each with its own management team and Board of Directors focused on taking advantage of growth opportunities in their respective markets. We expect to complete the spin-off by the summer of 2001. However, prior to that time, there is a significant amount of work that must be completed to separate the two companies, much of which will require the time and attention of our management.

The spin-off is subject to a favorable ruling from the Internal Revenue Service (the "IRS") confirming the tax-free status of the distribution of dividend shares. It is possible, however, that IRS may not issue such a ruling and or that the spin-off could be rendered taxable as a result of subsequent actions or events, or as a result of a determination that Equifax failed to disclose properly to the IRS all material facts related to the spin-off. While we expect that the spin-off will be completed as a tax-free transaction, the inability to complete the spin-off as a tax-free transaction could have a negative effect on the trading price of Equifax's Common Stock, our operations and financial results, and or on our decision to complete the spin-off.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------   -----------------------------------------------------------------
          MATTERS
          -------

The Company's common stock is listed and traded on the New York Stock Exchange, which is the principal market on which the stock is traded.


DIVIDENDS PER SHARE

---------------------------------------------------
Quarter                      1999    2000    2001*
---------------------------------------------------
First                       $0.090  $0.093  $0.093
Second                       0.090  $0.093     N/A
Third                        0.090  $0.093     N/A
Fourth                       0.093  $0.093     N/A
---------------------------------------------------
Annual                      $0.363  $0.370  $0.093
---------------------------------------------------
*Through March 20, 2001.



STOCK PRICE

-------------------------------------------------------------------------------
(In Dollars)                      1999             2000             2001*
-------------------------------------------------------------------------------
                              High    Low      High     Low      High    Low
First Quarter                39.875  31.375   25.500   19.875   33.063  27.438
Second Quarter               38.438  33.250   29.688   23.375    N/A     N/A
Third Quarter                36.938  26.750   27.250   23.250    N/A     N/A
Fourth Quarter               28.313  20.125   36.500   26.000    N/A     N/A
-------------------------------------------------------------------------------
Annual                       39.875  20.125   36.500   19.875
-------------------------------------------------------------------------------
*Through March 20, 2001.

As of February 28, 2001, there were approximately 10,611 holders of record of the Company's common stock.

Recent Sales of Unregistered Securities
---------------------------------------

In October 2000, the Company acquired Compliance Data Center, Inc. ("CDC") for approximately $12 million, paid in cash and shares of the Company's common stock. In connection with the acquisition, 340,545 shares of common stock were issued to the seller pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) and the regulations promulgated thereunder. The Company received no cash proceeds in connection with the issuance of the shares. The shares were registered for resale by the former shareholders of CDC (which was liquidated) pursuant to a registration statement filed by the Company with the Securities and Exchange Commission on February 1, 2001. The Company will receive no cash proceeds from the resale of the shares by the former CDC shareholders.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

Reference is made to Exhibit 13.1, included in Part IV, Item 14 of this report, which is incorporated by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT
-------  ----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Reference is made to Exhibit 13.2, included in Part IV, Item 14 of this report, which is incorporated by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------  ---------------------------------------------------------

The Company is exposed to market risk, primarily from changes in foreign currency exchange rates and interest rates.

In the normal course of business, the balance sheets and results of operations of the Company's foreign subsidiaries can be impacted by changes in foreign currency exchange rates. The Company's position is to not hedge against this risk due to the significant cost involved. At December 31, 2000, the Company had no material intercompany balances with foreign affiliates that were short-term in nature or material obligations in a foreign currency, other than intercompany advances to its U.K. operations and intercompany balances associated with funding an acquisition in Italy and a startup operation in Australia. From time to time, as such balances or obligations arise, the Company may consider hedging to minimize its exposure for these transactions. At December 31, 2000, the exchange risk associated with the Company's intercompany advances to its U.K. operations, as well as the intercompany balances associated with funding the Italy acquisition and startup operation in Australia were partially hedged by having a portion of borrowings under its revolving credit facility denominated in those respective currencies.

The Company chooses to have a mix of fixed-rate and variable-rate debt in its portfolio of debt obligations. Accordingly, the Company's earnings can be affected by the impact that changes in interest rates have on its variable-rate obligations. At December 31, 2000 approximately $251 million (24%) of the Company's short-term and long-term debt was in variable-rate facilities. At this level, if market interest rates increased 1%, interest expense would increase approximately $2.5 million per year (pre-tax). In July 2000 and in January 2001, the Company entered into six-month interest rate swap arrangements to fix the interest rate for $200 million of its variable rate revolver debt. That portion of the Company's revolver debt has been excluded from the $251 million amount of variable rate debt mentioned above.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

Reference is made to Exhibit 13.3, included in Part IV, Item 14 of this report, which is incorporated by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.



                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2001, contains, on pages 4 through 7 thereof and on page 14 (under the heading "Stock Ownership Reporting Compliance"), information relating to the Company's Directors and persons nominated to become Directors, which is incorporated by reference. Information relating to the Executive Officers of the Company is included in Item 1 of this Report.


ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2001, contains, on page 8 thereof (under the heading "Compensation of Directors"), on pages 17 through 27 thereof (under the heading "Executive Officer Compensation"), information relating to Executive Officer compensation, which is incorporated by reference. In no event shall the information contained in the Proxy Statement under the heading "Report of the Compensation and Human Resources Committee on Executive Compensation" be deemed incorporated herein by such reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2001, contains on page 13 thereof, information relating to security ownership of certain beneficial owners and management, which is incorporated by reference.

For purposes of determining the aggregate market value of the Company's voting stock held by nonaffiliates, shares held by all current directors, executive officers and holders of 5% or more of the outstanding Common Stock of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Company as defined by the Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2001, contains, on page 10 thereof (under the heading "Certain Relationships and Related Transactions"), information relating to certain relationships and related transactions between the Company and certain of its directors and executive officers, which is incorporated by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------  ---------------------------------------------------------------

(a)    DOCUMENTS FILED WITH THIS REPORT

(1)    Financial Statements
       --------------------

The following financial statements are filed with this Report.

       .   Consolidated Balance Sheets - December 31, 2000 and 1999

       . Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998

       . Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

       . Consolidated Statements of Shareholders' Equity and Comprehensive Income for the Years Ended December 31, 2000, 1999 and 1998

       .   Notes to Consolidated Financial Statements

       .   Report of Independent Public Accountants and Report of Management

(2)    Financial Statement Schedules
       -----------------------------

All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes to these statements.

(3)    Exhibits
       --------

The following is a complete list of exhibits included as part of this Report including those incorporated by reference. A list of those documents filed with this Report is set forth on the Exhibit Index appearing elsewhere in this Report and is incorporated by reference.

Exhibit No.                           Description
-----------                           -----------

    2.1 Distribution Agreement, Plan of Reorganization and Distribution previously filed as an exhibit to Pre-effective Amendment No. 1 to Registration Statement on Form S-1, Registration No. 333-30297, filed July 16, 1997, and incorporated by reference.

    3.1 Amended and Restated Articles of Incorporation previously filed as an exhibit on Schedule 14A, filed, March 26, 1996, and incorporated by reference.

    3.2 Bylaws previously field as an Exhibit on Form 10-K filed March 30, 2000 and incorporated by reference.

    4.1 Loan Agreement previously filed as an exhibit on Form 10-K, filed March 31, 1998, and incorporated by reference.

    4.2 Portion of Prospectus and Trust Indenture previously filed as pages 8 through 16 and Exhibit 4.1 on Amendment No. 1 to Form S-3, Registration Statement No. 33-62820, filed June 17, 1993, and incorporated by reference.

    4.3 Rights Agreement, dated October 25, 1995, between Equifax Inc. and SunTrust Bank, Atlanta with Form of Right Certificate attached as Exhibit "A".

    4.4 Indenture Relating to Debt Securities previously filed as an exhibit on Form 10-K, filed March 31, 1999, and incorporated by reference.

   10.1 Equifax Inc. 1988 Performance Share Plan for Officers, as amended previously filed as an exhibit on Form 10-K, filed March 31, 1998, and incorporated by reference.(1)

   10.2 Equifax Inc. Executive Incentive Plan previously filed as an exhibit on Form 10-K, filed March 31, 1998, and incorporated by reference.(1)

   10.3 Deferred Compensation Plan previously filed as an exhibit on Form 10-K, filed April 1, 1996, as amended on Form 10-K/A, filed April 4, 1996, and incorporated by reference.(1)

   10.4 Form of Change in Control Agreement previously filed as an Exhibit to Form 10-K, filed March 31, 1998, and incorporated by reference.(1)

   10.5 Equifax Inc. Omnibus Stock Incentive Plan, as amended previously filed as an exhibit on Form 10-K, filed March 31, 1998, and incorporated by reference.(1)

   10.6 Equifax Inc. Non-Employee Director Stock Option Plan and Agreement previously filed as an exhibit on Form 10-K, filed March 31, 1999, and incorporated by reference.(1)

   10.7 Equifax Inc. Supplemental Executive Retirement Plan and subsequent Amendments.(1)

   10.8 Equifax Inc. Executive Life and Supplemental Retirement Benefit Plan (U.S.)

   10.9 Agreement For Computerized Credit Reporting Services previously field as an Exhibit on Form 10-K filed March 30, 2000 and incorporated by reference.

   10.10 Amendments to Agreement for Computerized Credit Reporting Services and related documents previously filed as an exhibit on Form 10-K, filed March 31, 1997, and incorporated by reference.

   10.11 Amendment to Agreement for Computerized Credit Reporting Services previously filed as pages 8 through 16 and Exhibit 4.1 on Amendment No. 1 to Form S-3, Registration Statement No. 33-62820, filed June 17, 1993, and incorporated by reference.

   10.12 Fifth Amendment to Agreement for Computerized Credit Reporting Services previously field as an Exhibit on Form 10-K filed March 30, 2000 and incorporated by reference.

   10.14 Computer and network operations agreement (redacted version) previously filed as an exhibit on Form 10-Q, filed November 16, 1998, and incorporated by reference.(2)

   10.15 Lease Agreement previously field as an Exhibit on Form 10-K filed March 30, 2000 and incorporated by reference.

   10.16 Lease Agreement previously filed as an exhibit on Form 10-K, filed March 31, 1999, and incorporated by reference.

   10.17 Transaction Document #1 previously field as an Exhibit on Form 10-K filed March 30, 2000 and incorporated by reference.(2)

   10.18 Master Agreement previously field as an Exhibit on Form 10-K filed March 30, 2000 and incorporated by reference.(2)

   10.19 Human Resources Business Process and Support Services Agreement with First Amendment and schedule of omitted exhibits previously field as an Exhibit on Form 10-K filed March 30, 2000 and incorporated by reference.

   10.20 Finance & Accounting Business Process and Support Services Agreement, with First amendment and schedule of omitted exhibits previously field as an Exhibit on Form 10-K filed March 30, 2000 and incorporated by reference.

   10.21   Employment Agreement(1)

   10.22   Equifax Inc. Key Management Long-Term Incentive Plan(1)

   10.23   Equifax Inc. 2000 Stock Incentive Plan(1)

   10.24   Bonus Exchange Program(1)

   13.1    Summary of Selected Financial Data

   13.2 Management's Discussion and Analysis of Financial Condition and Results of Operations

   13.3    Financial Statements and Supplementary Data

   21      Subsidiaries of the Registrant

   23 Consent of Independent Public Accountants to incorporation by reference

   24      Power of Attorney-Set forth on Signature Page

   99.1 Form of Proxy Statement for the Annual Meeting of Shareholders, to be held May 2, 2001.
____________________________
(1) Management Contract or Compensatory Plan

(2) Document omits information pursuant to a Request for Confidential Treatment under Rule 406 of the Securities Act of 1933


(b)  REPORTS ON FORM 8-K

     On October 5, 2000, the Company filed a report on Form 8-K filing the press release announcing its intention to spin-off its Payment Services Division to its shareholders as a tax free stock dividend.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.



Date:  March 23, 2001             /s/Kent E. Mast
                                  -----------------------------------------
                                  By: Kent E. Mast
                                  Corporate Vice President, General Counsel
                                  and Secretary


                               POWER OF ATTORNEY

Know all men by these presents, that each person whose signature appears below constitutes and appoints Thomas F. Chapman, Kent E. Mast and Philip J. Mazzilli and either of them, as attorneys-in-fact, with power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 23, 2001             /s/Thomas F. Chapman
                                  ---------------------------------------------
                                  Thomas F. Chapman, Chairman of the Board
                                  and Chief Executive Officer



Date:  March 23, 2001             /s/Lee A. Kennedy
                                  ---------------------------------------------
                                  Lee A. Kennedy, President and
                                  Chief Operating Officer



Date:  March 23, 2001             /s/Philip J. Mazzilli
                                  ---------------------------------------------
                                  Philip J. Mazzilli, Executive Vice President
                                  and Chief Financial Officer
                                  (Principal Financial Officer)



Date:  March 23, 2001             /s/Michael T. Vollkommer
                                  ---------------------------------------------
                                  Michael T. Vollkommer, Corporate Vice
                                  President and Controller
                                  (Principal Accounting Officer)

Date:  March 23, 2001             /s/Lee A. Ault
                                  ---------------------------------------------
                                  Lee A. Ault, III, Director


Date:  March 24, 2001             /s/John L. Clendenin
                                  ---------------------------------------------
                                  John L. Clendenin, Director


Date:  March 26, 2001             /s/A. W. Dahlberg
                                  ---------------------------------------------
                                  A. W. Dahlberg, Director


Date:  March 29, 2001             /s/Robert P. Forrestal
                                  ---------------------------------------------
                                  Robert P. Forrestal, Director


Date:  March 26, 2001             /s/L. Phillip Humann
                                  ---------------------------------------------
                                  L. Phillip Humann, Director


Date:  March 26, 2001             /s/Larry L. Prince
                                  ---------------------------------------------
                                  Larry L. Prince, Director


Date:  March 26, 2001             /s/Louis W. Sullivan
                                  ---------------------------------------------
                                  Dr. Louis W. Sullivan, Director


Date:  March 26, 2001             /s/Jacquelyn M. Ward
                                  ---------------------------------------------
                                  Jacquelyn M. Ward, Director

                               INDEX TO EXHIBITS

The following documents are being filed with this Report.

Exhibit No.  Description
-----------  -----------

   4.3 Rights Agreement, dated October 25, 1995, between Equifax Inc. and SunTrust Bank, Atlanta with Form of Right Certificate attached as Exhibit "A"

  10.7 Equifax Inc. Supplement Executive Retirement Plan and subsequent Amendments(1)

  10.8       Equifax Inc. Executive Life and Supplemental Retirement Benefit
             Plan (U.S.)

 10.21       Employment Agreement(1)

 10.22       Equifax Inc. Key Management Long-Term Incentive Plan(1)

 10.23       Equifax Inc. 2000 Stock Incentive Plan(1)

 10.24       Bonus Exchange Program(1)

 13.1        Summary of Selected Financial Data

 13.2 Management's Discussion and Analysis of Financial Condition and Results of Operations

 13.3        Financial Statements and Supplementary Data

 21          Subsidiaries of the Registrant

 23 Consent of Independent Public Accountants to incorporation by reference

 99 Form of Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2001

________________________________________________________________
(1) Management Contract or Compensatory Plan