Form 10-Q
period 2001-03-31
EQUIFAX INC
filed 2001-05-14
CIK 33185

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    March 31, 2001
                                    ---------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period ended _________________________

     Commission File Number 1-6605
                            ------

                                   EQUIFAX INC.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Georgia                                   58-0401110
-----------------------------------------------------------------------------
     (State or other jurisdiction of                    (I.R.S.Employer
     incorporation or organization)                   Identification No.)


   1550 Peachtree Street, N.W. Atlanta, Georgia             30309
-----------------------------------------------------------------------------
     (Address of principal executive offices)             (Zip Code)

                                   404-885-8000
-----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     None
-----------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                         Outstanding at March 31, 2001
           -----                         -----------------------------

Common Stock, $1.25 Par Value                      143,186,261

                                     INDEX


                                                                                   Page No.
                                                                                   -------
Part I.  Financial Information

         Item 1.  Financial Statements

                   Consolidated Balance Sheets --
                     March 31, 2001 and December 31, 2000                            2 - 3

                   Consolidated Statements of Income --
                     Three Months Ended March 31, 2001 and 2000                          4

                   Consolidated Statement of Shareholders'
                     Equity -- Three Months Ended March 31, 2001                         5

                   Consolidated Statements of Cash Flows --
                     Three Months Ended March 31, 2001 and 2000                          6

                   Notes to Consolidated Financial Statements                       7 - 11

         Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                           12 - 15

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk           16

Part II.  Other Information

         Item 6.   Exhibits and Reports on Form 8-K                                     16


                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                  MARCH 31,        DECEMBER 31,
(In thousands)                                      2001              2000
-------------------------------------------------------------------------------
                                                 (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                        $   50,158         $  89,413
Trade accounts receivable, net                      313,811           325,444
Settlement receivables                               74,948            48,173
Other receivables                                    75,821            75,827
Deferred income tax assets                           23,172            23,236
Other current assets                                 43,682            42,816
                                                 ----------         ----------

 Total current assets                               581,592           604,909
                                                 ----------         ----------


PROPERTY AND EQUIPMENT:
Land, buildings and improvements                     41,688             40,220
Data processing equipment and furniture             234,577            235,296
                                                 ----------         ----------

                                                    276,265            275,516
Less accumulated depreciation                       182,053            176,705
                                                 ----------         ----------

                                                     94,212             98,811
                                                 ----------         ----------




GOODWILL                                            690,064            717,939
                                                 ----------         ----------

PURCHASED DATA FILES                                213,855            209,379
                                                 ----------         ----------

OTHER ASSETS                                        448,926            438,599
                                                 ----------         ----------

                                                 $2,028,649         $2,069,637
                                                 ==========         ==========



The notes on pages 7 through 11 are an integral part of these consolidated balance sheets.


CONSOLIDATED BALANCE SHEETS
                                                                    MARCH 31,           DECEMBER 31,
(In thousands, except par values)                                     2001                  2000
-----------------------------------------------------------------------------------------------------
                                                                   (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt and current maturities of long-term debt          $   60,233            $   54,609
Accounts payable                                                      36,435                35,262
Settlement payables                                                   81,614                77,213
Accrued salaries and bonuses                                          22,892                36,961
Income taxes payable                                                  24,265                22,404
Other current liabilities                                            175,625               199,775
                                                                  ----------            ----------

 Total current liabilities                                           401,064               426,224
                                                                  ----------            ----------

LONG-TERM DEBT, LESS CURRENT MATURITIES                              979,057               993,569
                                                                  ----------            ----------

LONG-TERM DEFERRED REVENUE                                            28,027                32,864
                                                                  ----------            ----------

DEFERRED INCOME TAX LIABILITIES                                       91,949                90,198
                                                                  ----------            ----------

OTHER LONG-TERM LIABILITIES                                          140,066               143,204
                                                                  ----------            ----------

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY:
Common stock, $1.25 par value; shares authorized -
 300,000; issued - 176,396 in 2001 and 175,991 in 2000;
 outstanding - 136,243 in 2001 and 135,835 in 2000                   220,495               219,989
Preferred stock, $0.01 par value; shares authorized -
 10,000; issued and outstanding - none in 2001 or 2000                    --                    --
Paid-in capital                                                      342,026               336,527
Retained earnings                                                    937,339               902,475
Accumulated other comprehensive loss (Note 4)                       (242,191)             (206,163)
Treasury stock, at cost, 33,075 shares in 2001
 and 33,078 shares in 2000                                          (778,901)             (778,955)
Stock held by employee benefits trusts, at cost,
 7,077 shares in 2001 and 7,079 shares in 2000                       (90,282)              (90,295)
                                                                  ----------            ----------

 Total shareholders' equity                                          388,486               383,578
                                                                  ----------            ----------

                                                                  $2,028,649            $2,069,637
                                                                  ==========            ==========

The notes on pages 7 through 11 are an integral part of these consolidated balance sheets.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
(In thousands, except per share amounts)                       2001                 2000
-----------------------------------------------------------------------------------------

Operating revenue                                           $479,742             $451,081
                                                            --------             --------

Costs of services                                            273,063              269,224
Selling, general and administrative expenses                 107,701               93,390
                                                            --------             --------

 Total operating expenses                                    380,764              362,614
                                                            --------             --------

Operating income                                              98,978               88,467

Other income, net                                              1,090                  953
Interest expense                                             (17,672)             (16,374)
                                                            --------             --------

Income before income taxes and minority interests             82,396               73,046

Provision for income taxes                                    32,742               29,956

Minority interests in earnings, net of tax                    (1,552)                (863)
                                                            --------             --------

Net income                                                  $ 48,102             $ 42,227
                                                            ========             ========


Per common share (basic):
  Net income                                                $   0.35            $    0.32
                                                            ========             ========
  Shares used in computing basic earnings per share          136,007              133,917
                                                            ========             ========

Per common share (diluted):
  Net income                                               $    0.35            $    0.31
                                                            ========             ========
  Shares used in computing diluted earnings per share        137,612              135,150
                                                            ========             ========

Dividends per common share                                  $ 0.0925             $ 0.0925
                                                            ========             ========

The notes on pages 7 through 11 are an integral part of these consolidated statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                                          THREE MONTHS ENDED
(In thousands)                                              MARCH 31, 2001
----------------------------------------------------------------------------
COMMON STOCK:
Balance at beginning of period                                   $ 219,989
Shares issued under stock plans                                        506
                                                                 ---------

Balance at end of period                                         $ 220,495
                                                                 =========

PAID-IN CAPITAL:
Balance at beginning of period                                   $ 336,527
Shares issued under stock plans                                      4,845
Dividends from employee benefits trusts                                654
                                                                 ---------

Balance at end of period                                         $ 342,026
                                                                 =========

RETAINED EARNINGS:
Balance at beginning of period                                   $ 902,475
Net income                                                          48,102
Cash dividends                                                     (13,238)
                                                                 ---------

Balance at end of period                                         $ 937,339
                                                                 =========

ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 4):
Balance at beginning of period                                   $(206,163)
Adjustments during period                                          (36,028)
                                                                 ---------

Balance at end of period                                         $(242,191)
                                                                 =========

TREASURY STOCK:
Balance at beginning of period                                   $(778,955)
Shares issued under stock plans                                         54
                                                                 ---------

Balance at end of period                                         $(778,901)
                                                                 =========

STOCK HELD BY EMPLOYEE BENEFITS TRUSTS:
Balance at beginning of period                                   $ (90,295)
Shares issued under stock plans                                         13
                                                                 ---------

Balance at end of period                                         $ (90,282)
                                                                 =========


The notes on pages 7 through 11 are an integral part of this consolidated statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
(In thousands)                                                 2001              2000
---------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                 $ 48,102          $ 42,227
 Adjustments to reconcile net income to net cash
  cash provided by operating activities:
  Depreciation and amortization                               37,152            35,230
  Changes in assets and liabilities:
   Accounts receivable, net                                    5,608             3,501
   Current liabilities, excluding debt                       (31,115)          (22,065)
   Settlement receivables and payables, net                  (22,374)            9,511
   Other current assets                                       (1,936)           (5,401)
   Deferred income taxes                                       2,786             2,406
   Other long-term liabilities, excluding debt                (2,794)           (5,229)
   Other assets                                               (8,954)             (689)
                                                            --------          --------
 Net cash provided by operating activities                    26,475            59,491
                                                            --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                          (5,959)           (5,558)
 Additions to other assets, net                              (20,402)          (15,787)
 Acquisitions, net of cash acquired                          (21,614)          (35,951)
 Investments in unconsolidated affiliates                     (5,000)           (4,000)
                                                            --------          --------
 Net cash used in investing activities                       (52,975)          (61,296)
                                                            --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net additions (payments) on short-term debt                   8,802               (58)
 Net payments on long-term debt                              (11,792)          (11,424)
 Dividends paid                                              (13,238)          (13,043)
 Treasury stock purchases                                         --            (6,517)
 Proceeds from exercise of stock options                       5,545             3,586
 Other                                                           871               718
                                                            --------          --------
 Net cash used in financing activities                        (9,812)          (26,738)
                                                            --------          --------
Effect of foreign currency exchange rates on cash             (2,943)              489
                                                            --------          --------
Net cash used                                                (39,255)          (28,054)

Cash and cash equivalents, beginning of period                89,413           136,596
                                                            --------          --------
Cash and cash equivalents, end of period                    $ 50,158          $108,542
                                                            ========          ========


The notes on pages 7 through 11 are an integral part of these consolidated statements.

                                  EQUIFAX INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2001



1.  BASIS OF PRESENTATION:

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the statement of financial position of the Company as of March 31, 2001, and the results of operations and cash flows for the three-month periods ending March 31, 2001 and 2000. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.


2.  NATURE OF OPERATIONS AND SPIN-OFF:

The Company principally provides information services to businesses to help them grant credit, authorize and process credit card and check transactions, and market to their customers. The principal lines of business are information services and payment services (see Note 7 for segment information). The principal markets for both information and payment services are retailers, banks, and other financial institutions, with information services also serving the transportation, telecommunication, utility, and manufacturing industries, as well as consumers and government. The Company's operations are predominantly located within the United States, with foreign operations principally located within Canada, the United Kingdom, and Brazil.

On October 2, 2000, the Company announced its intention to split into two independent, publicly traded companies by spinning off its Payment Services industry segment. The spin-off would be effected through a tax-free dividend of stock in the new company to existing Equifax shareholders, and the IRS has recently issued a ruling to this effect. The transaction is also contingent on satisfactory completion of SEC filings, among other things. The timing of the distribution has not yet been finalized, but is expected to occur third quarter 2001.


3.  USE OF ESTIMATES:

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.


4.  SHAREHOLDERS' EQUITY:

Treasury Stock. No shares were repurchased during the first quarter of 2001, and as of March 31, 2001, approximately $94 million remained authorized for future share repurchases.

Stock Held by Employee Benefits Trusts. During the first quarter of 2000, the Company established its third employee benefits trust and transferred 1.5 million treasury shares into that trust. The shares were transferred at the average cost of shares in treasury and totaled $35,324,000.

Comprehensive Income. Comprehensive income for the three-month periods ending March 31, 2001 and 2000 is as follows:

                                                   Three Months Ended
                                                         March 31
(in thousands)                                     2001             2000
---------------------------------------------   ---------          -------
Net income                                       $ 48,102          $42,227
Change in cumulative foreign
     Currency translation adjustment              (34,634)           7,818
Change in cumulative loss from
     cash flow hedging transactions (Note 9)       (1,394)              --
                                                 --------          -------
Comprehensive income                             $ 12,074          $50,045
                                                 ========          =======

Accumulated other comprehensive loss at March 31, 2001 and December 31, 2000 consists of the following components:

                                                    March 31,      December 31,
(in thousands)                                        2001            2000
----------------------------------------------    ----------       -----------
Cumulative foreign currency
     translation adjustment                        $(237,463)       $(202,829)
Cumulative loss from cash flow
     hedging transactions (Note 9)                    (1,394)             --
Adjustment for minimum liability
     under supplemental retirement plan               (3,334)          (3,334)
                                                   ---------        ---------
Accumulated other comprehensive loss               $(242,191)       $(206,163)
                                                   =========        =========


5. AGREEMENT WITH COMPUTER SCIENCES CORPORATION:

The Company has an agreement with Computer Sciences Corporation and certain of its affiliates (CSC) under which CSC-owned credit reporting agencies utilize the Company's computerized credit database services. CSC retains ownership of its credit files and the revenues generated by its credit reporting activity. The Company receives a processing fee for maintaining the database and for each report supplied. The initial term of the agreement expired in July 1998 and is renewable at the option of CSC for successive ten-year periods. CSC has renewed the agreement for the ten-year period beginning August 1, 1998. The agreement provides CSC with an option to sell its credit reporting businesses to the Company and provides the Company with an option to purchase CSC's credit reporting businesses if CSC does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. Both options expire in 2013. The option price is determined by appraisal.


6.  ACQUISITIONS:

During the first three months of 2001, the Company acquired the credit files of two affiliates located in the United States and six affiliates in Canada. These acquisitions were accounted for as purchases, had a total purchase price of $21.6 million, and were acquired for cash. They resulted in $7.6 million of goodwill and $14.3 million of purchased data files. Their results of operations have been included in the consolidated statements of income from their respective dates of acquisition and were not material.


7.  SEGMENT INFORMATION:

Beginning in the first quarter of 2001, the Company reclassified its minority interest expense in the net income of subsidiaries that are consolidated but not fully owned. This expense was previously included in operating income and is now shown separately on the income statement. The Company has also reclassified a small check collections business from Equifax Europe to Check Solutions.

Operating revenue and operating income by segment for the first quarter of 2001 and 2000 (restated for the items discussed above) are as follows:

                                                                First Quarter
                                                     -------------------------------------
(in thousands)                                           2001                     2000
--------------------------------------------------   -----------               ----------
Operating Revenue:
------------------
Information Services:
   North American Information Services                 $181,863                $163,594
   Consumer Information Services                         37,908                      --
   Equifax Europe                                        35,784                  35,986
   Equifax Latin America                                 27,182                  28,943
   Divested Operations                                       --                  42,697
   Other                                                  2,409                   2,409
                                                       --------                --------
                                                        285,146                 273,629
                                                       --------                --------

Payment Services:
   Card Solutions                                       130,859                 119,138
   Check Solutions                                       63,737                  58,314
                                                       --------                --------
                                                        194,596                 177,452
                                                       --------                --------
                                                       $479,742                $451,081
                                                       ========                ========


Operating Income (Loss):
-----------------------
Information Services:
   North American Information Services                 $ 72,170                $ 60,048
   Consumer Information Services                          3,724                      --
   Equifax Europe                                          (404)                    969
   Equifax Latin America                                  5,336                   6,014
   Divested Operations                                       --                   4,749
   Other                                                  2,217                   2,217
                                                       --------                --------
                                                         83,043                  73,997
                                                       --------                --------

Payment Services:
   Card Solutions                                        22,600                  17,276
   Check Solutions                                        6,105                   8,685
                                                       --------                --------
                                                         28,705                  25,961
                                                       --------                --------
General Corporate Expense                               (12,770)                (11,491)
                                                       --------                --------
                                                       $ 98,978                $ 88,467
                                                       ========                ========


Total assets by segment at March 31, 2001 and December 31, 2000 are as follows:

                                                              March 31,             December 31,
(in thousands)                                                  2001                   2000
----------------------------------------------------  ------------------     ------------------
Information Services:
   North American Information Services                        $  605,374             $  607,421
   Consumer Information Services                                 265,344                264,759
   Equifax Europe                                                209,807                225,353
   Equifax Latin America                                         217,385                251,628
   Divested Operations                                                --                     --
   Other                                                           4,207                  2,948
                                                              ---------              ----------
                                                               1,302,117              1,352,109
                                                              ----------             ----------

Payment Services:
   Card Solutions                                                425,134                415,843
   Check Solutions                                                69,094                 83,365
                                                              ----------             ----------
                                                                 494,228                499,208
                                                              ----------             ----------
Corporate                                                        232,304                218,320
                                                              ----------             ----------
                                                              $2,028,649             $2,069,637
                                                              ==========             ==========

Asset declines in Europe and Latin America result primarily from declines in the foreign currency exchange rates of the countries that comprise those segments.

The asset decline in Check Solutions is due primarily to a reduction in accounts receivable reflecting the seasonal nature of that business as volumes decline after the fourth quarter holiday season, as well as a decline in the U.K. currency exchange rate.

The asset increase in Corporate results primarily from higher cash and investments.


8.  EARNINGS PER SHARE (EPS):

The income amount used in the numerator of the Company's EPS calculations is the same for both basic and diluted EPS. A reconciliation of the average outstanding shares used in the denominator of the calculations is as follows:

                                                                       Three Months Ended March 31
                                                                       ---------------------------
(in thousands)                                                           2001              2000
-------------------------------------------------------------         ---------          --------
Weighted average shares
    outstanding (basic)                                                 136,007           133,917
Effect of dilutive securities:
   Stock options                                                          1,516             1,043
   Performance share plan                                                    89               190
                                                                      ---------          --------
Weighted average shares
    outstanding (diluted)                                               137,612           135,150
                                                                      =========          ========


9.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

Effective January 1, 2001, the Company adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 requires that a company recognize derivatives as assets or liabilities on its balance sheet, and also requires that the gain or loss related to the effective portion of derivatives designated as cash flow hedges be recorded as a component of other comprehensive income.

At March 31, 2001, the Company has several interest rate swap arrangements in effect that fix the interest rates for certain of its variable rate obligations. These derivatives have been designated as cash flow hedges, were documented as fully effective, and at March 31, 2001 were valued as a liability totaling $2,324,000. This liability is included with "other current liabilities" in the accompanying consolidated balance sheets, and the related loss was recorded, net of income tax, as a component of accumulated other comprehensive loss.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - (first quarter of 2001 compared to the first quarter of
2000)

Overview

Equifax Inc. is a leader in enabling global commerce by bringing buyers and sellers together through information, transaction processing and knowledge-based businesses. The Company's global operations include consumer and commercial credit information services, credit card processing, check guarantee and authorization, software, modeling, database management, analytics, consulting and direct-to-consumer services.

The following discussion should be read in conjunction with the consolidated financial statements and related notes.

Revenue

Revenue for the first quarter of 2001 increased 6.4% to $479.7 million. The growth in revenue was positively impacted by the acquisition of Consumer Information Services ("CIS") on May 1, 2000, and negatively impacted by the dispositions of the global risk management businesses in October 2000 and the U.K. vehicle information business in December 2000 ("Divested Operations"), and the effects of changes in foreign exchange rates. CIS generated incremental revenue of $37.9 million in the first quarter of 2001, and Divested Operations generated revenue of $42.7 million in the first quarter of 2000. The strengthening of the U.S. dollar against foreign currencies, in particular the Brazilian real and the British Pound negatively impacted revenue by approximately $10.9 million, or 2.4%.

Information Services revenue grew 4.2% to $285.1 million, driven by increases in Credit Information Services, Mortgage Information Services and Consumer Direct. Excluding the impacts of acquisitions, divestitures and changes in foreign currencies, Information Services revenue grew 8.5%. Payment Services revenue increased 9.7% (12.1% before impact of changes in foreign currencies) to $194.6 million due to growth in both Check Solutions and Card Solutions.


Operating Income

Operating income for the first quarter of 2001 increased 11.9% to $99.0 million. Consolidated operating margins increased to 20.6% versus 19.6% in the first quarter of 2000 as a result of improved product mix as well as productivity and cost containment initiatives throughout the Company.

Other Income, Net

Other income, net was $1.1 million in 2001 versus $1.0 million in the first quarter of 2000.

Interest Expense

Interest expense increased to $17.7 million compared to $16.4 million for the first quarter of 2000. The increase resulted from higher average debt outstanding associated with acquisition activity in 2000. Average total debt outstanding was $1,043.7 million in the first quarter of 2001 versus $1,002.6 million in 2000.

Net Income and Diluted Earnings per Share

Net Income increased 13.9% to $48.1 million. Diluted earnings per share of $0.35 increased 12.9%. Average diluted shares outstanding were 137.6 million, an increase of 1.8% over 2000.

Segment Results

The following table summarizes the segment results for the three-month periods ending March 31, 2001 and 2000. The results of businesses sold in the fourth quarter of 2000, which include the Company's risk management businesses located in the U.S., Canada, and the U.K., as well as the vehicle information business in the U.K. have been classified as Divested Operations. Prior year information has been restated to conform to the current year presentation (Note 7).


                                             Three Months Ending March 31
                                       ---------------------------------------
                                       Operating revenue      Operating income
                                       -----------------      ----------------
                                          2001    2000          2001    2000
                                       -------- --------     -------- --------
Information Services:
 North American Information Services   $181,863 $163,594     $ 72,170 $ 60,048
 Consumer Information Services           37,908        -        3,724        -
 Equifax Europe                          35,784   35,986         (404)     969
 Equifax Latin America                   27,182   28,943        5,336    6,014
 Divested Operations                          -   42,697            -    4,749
 Other                                    2,409    2,409        2,217    2,217
                                       -------- --------     -------- --------
                                        285,146  273,629       83,043   73,997
                                       -------- --------     -------- --------

Payment Services:
 Card Solutions                         130,859  119,138       22,600   17,276
 Check Solutions                         63,737   58,314        6,105    8,685
                                       -------- --------     -------- --------
                                        194,596  177,452       28,705   25,961
                                       -------- --------     -------- --------
  General Corporate Expense                                   (12,770) (11,491)
                                                             -------- --------
                                       $479,742 $451,081     $ 98,978 $ 88,467
                                       ======== ========     ======== ========


Information Services:
---------------------
North American Information Services

North American Information Services includes U.S. Credit Information and Marketing Services, Mortgage Services, Canadian Operations, Consumer Direct and Equifax Secure. Revenue in this segment increased 11.2% in 2001 and 5.6% in 2000.

U.S. Credit Information and Marketing Services' revenue increased 6.2% in 2001. Credit Information revenue increased 9.0%, with volume growth of 17% partially offset by average price declines of 5%. Volume growth was driven by increases from customers in the financial services, telecommunication, and mortgage industries. Average pricing has been impacted by mix of business, with many of our largest customers driving increasing volumes at unit prices below the previous year's average. Many of these customers are also large customers of the Company's marketing services, which include pre-screening, portfolio review, database and other marketing products. Marketing Services revenue declined 1.1% as a result of the slowdown in the U.S. economy.

Mortgage Services revenue increased 62.2%, as interest rates continued to edge downward fueling refinancing activity. Canadian Operations revenue increased 5.2%. Consumer Direct experienced revenue growth of $4.4 million in large part due to contributions from two new products, Equifax CreditWatch(TM) and ScorePower(TM), as well as higher volume from the Equifax Credit Profile(TM) product.

Operating income for North American Information Services increased 20.2% to $72.2 million in the first quarter of 2001, due primarily to the growth in Credit Information revenue as well as continued cost management.

Consumer Information Services

Consumer Information Services includes Direct Marketing Services and City Directory, which were acquired on May 1, 2000. Revenue and operating income totaled $37.9 million and $3.7 million, respectively, for the first quarter.

Equifax Europe

Revenue in Equifax Europe, which consists of operations in the United Kingdom, Spain, Portugal and Italy, declined 0.6% to $35.8 million. The fourth quarter 2000 acquisition of SEK in Italy generated $3.3 million of revenue. However, unfavorable currency exchange rates in the U.K. and Spain negatively impacted revenue by $3.1 million or 8.5%.

Operating income for Equifax Europe declined $1.4 million to a loss of $0.4 million, as a traditionally slow quarter for Europe was compounded by an economic slowdown.

Equifax Latin America

Equifax Latin America includes operations in Brazil, Argentina, Chile, Peru and El Salvador. Revenue declined 6.1% to $27.2 million. Weakening local currencies negatively impacted revenue by $2.5 million or 8.7%. In local currency, revenues increased 2.7%.

Operating income for Equifax Latin America decreased 11.3% to $5.3 million due primarily to declining exchange rates.

Divested Operations

The Company sold its risk management businesses in the U.S., Canada, and the U.K. in October 2000 and also sold its vehicle information business in the U.K. in December 2000. These information services businesses, which were disposed because they no longer fit the Company's ongoing business strategy, have been classified as Divested Operations, and prior year segment information has been reclassified to conform with this presentation. Revenue and operating income generated in the prior year quarter totaled $42.7 million and $4.7 million respectively.

Other

Other consists solely of a subcontract, which expires at the end of May 2002, relating to the Company's lottery subsidiary. Revenue and operating income remained comparable between years at $2.4 million and $2.2 million, respectively. Revenue and operating income will remain comparable until the subcontract's expiration.

Payment Services:
-----------------
Card Solutions

Card Solutions includes card processing operations in the U.S., U.K., Brazil and Chile and a card software business principally supporting the international operations. Revenue for the first quarter increased 9.8% to $130.9 million. U.S. Card revenues grew 12.2% in the first quarter driven by increases in merchant and card processing. Excluding the card software business, Card International revenue increased 7.3% (20.9% in local currency) due to growth in the card processing operations in Brazil and the U.K.

Operating income increased 30.8% to $22.6 million as a result of a 21.8% increase in U.S. Card profits and improved International operating margins. Brazil operating income increased $1.2 million over first quarter 2000.

Check Solutions

Check Solutions, which consists of operations in the U.S., Canada, U.K., Ireland, France, Australia and New Zealand, grew revenue 9.3% (11.3% before impact of changes in foreign currencies) to $63.7 million in the first quarter of 2001.

Operating income decreased 29.7% to $6.1 million as check loss experience negatively impacted the quarter.

General Corporate Expense:
--------------------------

General corporate expense increased $1.3 million due primarily to higher costs for long-term incentive plans.


Financial Condition

Net cash provided by operating activities amounted to $26.5 million in the first quarter of 2001 compared to $59.5 million in 2000. This decline was due primarily to the timing of cash receipts and disbursements related to Payment Services settlement receivable and payable accounts, which accounted for $31.9 million of the change. Net cash used by investing activities amounted to $53.0 million versus $61.3 million in 2000. Capital expenditures, exclusive of acquisitions and investments, amounted to $26.4 million versus $21.3 million in the first quarter of 2000.

At March 31, 2001, approximately $374 million was available to the Company under its $750 million revolving credit facility. Should CSC exercise its option to sell its credit reporting business to the Company (Note 5), additional sources of financing would be required. However, the agreement with CSC requires a six-month notice period, and management believes the Company could arrange alternative sources of financing available within that time to fund this potential purchase, including public debt markets and additional lines of bank credit.


Forward-Looking Information

Spin-Off of Payment Services

On October 2, 2000, the Company announced that its Board of directors approved a plan to separate the Company into two independent public companies. The Company intends to accomplish the separation through a spin-off of Payment Services to its shareholders in the form of a tax-free stock dividend. The Information Services businesses will retain the Equifax Inc. corporate identity. Separating Payment Services from Equifax Inc. will create two companies, each with its own management and Board of Directors focused on taking advantage of growth opportunities in their respective markets. As independent companies, each will set its own strategy for acquisitions, alliances, resource allocation and marketing more effectively for its individual needs. The transaction is subject to regulatory approvals, including satisfactory completion of SEC filings. A favorable ruling has been received from the IRS regarding the tax-free nature of the dividend. Management expects this transaction to be completed during the third quarter of 2001.

General

Statements in this Management's Discussion and Analysis, and other portions of this Form 10-Q that relate to Equifax's future plans, objectives, expectations, performance, events and the like are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934. These statements are based on a number of assumptions that are inherently subject to significant uncertainties. Many of the uncertainties are beyond Equifax's control. Factors that could cause actual results to differ from those expressed or implied by forward-looking statements include, but are not limited to customer demand for our services, the availability and reliability of external data sources, changes in government regulation, competition, and effects of the spinoff of Payment Services, as further discussed under the heading "Certain Factors Affecting Forward Looking Statements" included in Part I in the Company's annual report on Form 10-K for the year ended December 31, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, primarily from changes in foreign currency exchange rates and interest rates.

In the normal course of business, the balance sheets and results of operations of the Company's foreign subsidiaries can be impacted by changes in foreign currency exchange rates. The Company's position is to not hedge against this risk due to the significant cost involved. At March 31, 2001, the Company had no material intercompany balances with foreign affiliates that were short-term in nature or material obligations in a foreign currency, other than intercompany advances to its U.K. operations and intercompany balances associated with funding an acquisition in Italy and a startup operation in Australia. From time to time, as such balances or obligations arise, the Company may consider hedging to minimize its exposure for these transactions. At March 31, 2001, the exchange risk associated with the Company's intercompany advances to its U.K. operations, as well as the intercompany balances associated with funding the Italy acquisition and startup operation in Australia were partially hedged by having a portion of the borrowings under its revolving credit facility denominated in those respective currencies.

The Company chooses to have a mix of fixed-rate and variable-rate debt in its portfolio of debt obligations. Accordingly, the Company's earnings can be affected by the impact that changes in interest rates have on its variable-rate obligations. At March 31, 2001, approximately $241 million (23%) of the Company's short-term and long-term debt was in variable-rate facilities. At this level, if market interest rates increased 1%, interest expense would increase approximately $2.4 million per year (pre-tax). In January 2001, the Company entered into an interest rate swap arrangement to fix the interest rate for $200 million of its variable rate revolver debt through June 15, 2001. That portion of the Company's revolver debt has been excluded from the $241 million amount of variable rate debt mentioned above.



                          PART II. OTHER INFORMATION
                          --------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         No exhibits are included as part of this report.

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


                                      EQUIFAX INC.
                                      (Registrant)

Date:  May 14, 2001                   /s/ Thomas F. Chapman
                                      ---------------------
                                      Thomas F. Chapman, Chairman
                                      and Chief Executive Officer


Date:  May 14, 2001                   /s/ Philip J. Mazzilli
                                      ----------------------
                                      Philip J. Mazzilli
                                      Executive Vice President and
                                      Chief Financial Officer