Form 10-Q
period 2001-06-30
EQUIFAX INC
filed 2001-08-13
CIK 33185

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    June 30, 2001
                                   --------------------

                                      OR

     [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
             SECURITIES  EXCHANGE ACT OF 1934

     For the transition period ended _________________________

     Commission File Number 1-6605
                            ------

                                 EQUIFAX INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Georgia                               58-0401110
--------------------------------------------------------------------------------
     (State or other jurisdiction of                (I.R.S.Employer
     incorporation or organization)               Identification No.)


       1550 Peachtree Street, N.W. Atlanta, Georgia      30309
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                          Outstanding at June 30, 2001
            -----                          ----------------------------

Common Stock, $1.25 Par Value                      143,909,477

                                              INDEX

                                                                                     Page No.
                                                                                     --------
Part I.  Financial Information

          Item 1.  Financial Statements

                       Consolidated Balance Sheets --
                         June 30, 2001 and December 31, 2000                            2 - 3

                       Consolidated Statements of Income --
                         Three Months Ended June 30, 2001 and 2000                          4

                       Consolidated Statements of Income --
                         Six Months Ended June 30, 2001 and 2000                            5

                       Consolidated Statement of Shareholders'
                         Equity -- Six Months Ended June 30, 2001                           6

                       Consolidated Statements of Cash Flows --
                         Six Months Ended June 30, 2001 and 2000                            7

                       Notes to Consolidated Financial Statements                      8 - 12

         Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                          13 - 15

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk         15 - 16

Part II.  Other Information

         Item 6.   Exhibits and Reports on Form 8-K                                        17

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                   JUNE 30,         DECEMBER 31,
(In thousands)                                       2001               2000
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                        $   35,339         $   59,619
Trade accounts receivable, net                      227,537            225,972
Other receivables                                    70,597             66,155
Deferred income tax assets                           24,743             18,409
Other current assets                                 31,718             33,581
                                                 ----------         ----------

 Total current assets                               389,934            403,736
                                                 ----------         ----------



PROPERTY AND EQUIPMENT:
Land, buildings and improvements                     31,347             30,974
Data processing equipment and furniture             148,865            150,541
                                                 ----------         ----------

                                                    180,212            181,515
Less accumulated depreciation                       121,101            115,510
                                                 ----------         ----------

                                                     59,111             66,005
                                                 ----------         ----------




GOODWILL                                            536,631            556,994
                                                 ----------         ----------

PURCHASED DATA FILES                                210,998            209,379
                                                 ----------         ----------

OTHER ASSETS                                        330,868            329,112
                                                 ----------         ----------

NET ASSETS OF DISCONTINUED OPERATIONS               493,676            385,137
                                                 ----------         ----------

                                                 $2,021,218         $1,950,363
                                                 ==========         ==========



The notes on pages 8 through 12 are an integral part of these consolidated balance sheets.


CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                                       JUNE 30,        DECEMBER 31,
(In thousands, except par values)                                       2001               2000
---------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt and current maturities of long-term debt            $   103,374        $    54,202
Accounts payable                                                         20,404             16,797
Accrued salaries and bonuses                                             18,945             24,510
Income taxes payable                                                      2,570             16,373
Other current liabilities                                               179,039            155,227
                                                                    -----------        -----------

  Total current liabilities                                             324,332            267,109
                                                                    -----------        -----------

LONG-TERM DEBT, LESS CURRENT MATURITIES                                 981,557            993,427
                                                                    -----------        -----------

LONG-TERM DEFERRED REVENUE                                               24,011             32,864
                                                                    -----------        -----------

DEFERRED INCOME TAX LIABILITIES                                          85,072             80,079
                                                                    -----------        -----------

OTHER LONG-TERM LIABILITIES                                             123,398            136,018
                                                                    -----------        -----------

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY:
Common stock, $1.25 par value; shares authorized -
  300,000; issued - 177,271 in 2001 and 175,991 in 2000;
  outstanding - 137,141 in 2001 and 135,835 in 2000                     221,588            219,989
Preferred stock, $0.01 par value; shares authorized -
  10,000; issued and outstanding - none in 2001 or 2000                    --                 --
Paid-in capital                                                         358,501            336,527
Retained earnings                                                       953,554            902,475
Accumulated other comprehensive loss (Note 5)                          (182,119)          (148,875)
Treasury stock, at cost, 33,055 shares in 2001
  and 33,078 shares in 2000                                            (778,429)          (778,955)
Stock held by employee benefits trusts, at cost,
  7,074 shares in 2001 and 7,079 shares in 2000                         (90,247)           (90,295)
                                                                    -----------        -----------

  Total shareholders' equity                                            482,848            440,866
                                                                    -----------        -----------

                                                                    $ 2,021,218        $ 1,950,363
                                                                    ===========        ===========

The notes on pages 8 through 12 are an integral part of these consolidated balance sheets.


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                              THREE MONTHS ENDED
                                                                    JUNE 30,
(In thousands, except per share amounts)                       2001         2000
-------------------------------------------------------------------------------------
Operating revenue                                          $ 289,546      $ 305,540
                                                           ---------      ---------

Costs of services                                            124,490        144,860
Selling, general and administrative expenses                  88,818         89,286
                                                           ---------      ---------
 Total operating expenses                                    213,308        234,146
                                                           ---------      ---------

Operating income                                              76,238         71,394

Other income, net                                              1,270          1,768
Interest expense                                             (11,763)       (15,131)
                                                           ---------      ---------
Income from continuing operations
   before income taxes and minority interests                 65,745         58,031

Provision for income taxes                                    26,833         24,552

Minority interests in earnings, net of tax                      (615)        (1,484)
                                                           ---------      ---------
Income from continuing operations                             38,297         31,995
                                                           ---------      ---------

Discontinued operations (Note 3):
Income from discontinued operations, net of income
   taxes of $12,593 in 2001 and $13,101 in 2000               19,625         21,083
Costs associated with effecting the spin-off, net of
   income tax benefit of $8,076                              (28,424)            --
                                                           ---------      ---------

Total discontinued operations                                 (8,799)        21,083
                                                           ---------      ---------

Net income                                                 $  29,498      $  53,078
                                                           =========      =========

Per common share (basic):
  Income from continuing operations                        $    0.28      $    0.24
  Discontinued operations                                      (0.06)          0.16
                                                           ---------      ---------
  Net income                                               $    0.22      $    0.40
                                                           =========      =========
  Shares used in computing basic earnings per share          136,535        134,089
                                                           =========      =========

Per common share (diluted):
  Income from continuing operations                        $    0.28      $    0.24
  Discontinued operations                                      (0.06)          0.16
                                                           ---------      ---------
  Net income                                               $    0.21      $    0.39
                                                           =========      =========
  Shares used in computing diluted earnings per share        138,415        135,777
                                                           =========      =========

Dividends per common share                                 $  0.0925      $  0.0925
                                                           =========      =========


The notes on pages 8 through 12 are an integral part of these consolidated statements.


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
(In thousands, except per share amounts)                             2001            2000
---------------------------------------------------------------------------------------------
Operating revenue                                                 $ 574,754        $ 579,364
                                                                  ---------        ---------
Costs of services                                                   251,003          284,551
Selling, general and administrative expenses                        177,241          160,912
                                                                  ---------        ---------
 Total operating expenses                                           428,244          445,463
                                                                  ---------        ---------

Operating income                                                    146,510          133,901

Other income, net                                                     2,877            2,807
Interest expense                                                    (24,689)         (26,804)
                                                                  ---------        ---------
Income from continuing operations
   before income taxes and minority interests                       124,698          109,904

Provision for income taxes                                           50,737           46,476

Minority interests in earnings, net of tax                           (1,549)          (2,863)
                                                                  ---------        ---------
Income from continuing operations                                    72,412           60,565
                                                                  ---------        ---------

Discontinued operations (Note 3):
Income from discontinued operations, net of income
   taxes of $21,431 in 2001 and $21,133 in 2000                      33,612           34,740
Costs associated with effecting the spin-off, net of
   income tax benefit of $8,076                                     (28,424)              --
                                                                  ---------        ---------

Total discontinued operations                                         5,188           34,740
                                                                  ---------        ---------

Net income                                                        $  77,600        $  95,305
                                                                  =========        =========

Per common share (basic):
  Income from continuing operations                               $    0.53        $    0.45
  Discontinued operations                                              0.04             0.26
                                                                  ---------        ---------
  Net income                                                      $    0.57        $    0.71
                                                                  =========        =========
  Shares used in computing basic earnings per share                 136,271          134,003
                                                                  =========        =========

Per common share (diluted):
  Income from continuing operations                               $    0.52        $    0.45
  Discontinued operations                                              0.04             0.26
                                                                  ---------        ---------
  Net income                                                      $    0.56        $    0.70
                                                                  =========        =========
  Shares used in computing diluted earnings per share               138,006          135,421
                                                                  =========        =========

Dividends per common share                                        $  0.1850        $  0.1850
                                                                  =========        =========

The notes on pages 8 through 12 are an integral part of these consolidated statements.


CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                       SIX MONTHS ENDED
(In thousands)                                            JUNE 30, 2001
-----------------------------------------------------------------------
COMMON STOCK:
Balance at beginning of period                                $ 219,989
Shares issued under stock plans                                   1,599
                                                              ---------
Balance at end of period                                      $ 221,588
                                                              =========

PAID-IN CAPITAL:
Balance at beginning of period                                $ 336,527
Shares issued under stock plans                                  20,210
Other                                                             1,764
                                                              ---------
Balance at end of period                                      $ 358,501
                                                              =========

RETAINED EARNINGS:
Balance at beginning of period                                $ 902,475
Net income                                                       77,600
Cash dividends                                                  (26,521)
                                                              ---------
Balance at end of period                                      $ 953,554
                                                              =========

ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 5):
Balance at beginning of period                                $(148,875)
Adjustments during period                                       (33,244)
                                                              ---------
Balance at end of period                                      $(182,119)
                                                              =========

TREASURY STOCK:
Balance at beginning of period                                $(778,955)
Shares issued under stock plans                                     526
                                                              ---------
Balance at end of period                                      $(778,429)
                                                              =========

STOCK HELD BY EMPLOYEE BENEFITS TRUSTS:
Balance at beginning of period                                $ (90,295)
Shares issued under stock plans                                      48
                                                              ---------
Balance at end of period                                      $ (90,247)
                                                              =========



The notes on pages 8 through 12 are an integral part of this consolidated statement.


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                                         SIX MONTHS ENDED
                                                                                               JUNE 30,
(In thousands)                                                                         2001            2000
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $  77,600      $  95,305
  Exclude discontinued operations:
      Income from discontinued operations                                             (33,612)       (34,740)
      Costs associated with effecting the spinoff                                      28,424             --
                                                                                    ---------      ---------
  Income from continuing operations                                                    72,412         60,565
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
    cash provided by operating activities:
    Depreciation and amortization                                                      52,969         52,014
    Changes in assets and liabilities:
      Accounts receivable, net                                                         (1,405)       (15,918)
      Current liabilities, excluding debt                                             (21,012)       (12,770)
      Other current assets                                                              1,005         (9,463)
      Deferred income taxes                                                             5,243          4,271
      Other long-term liabilities, excluding debt                                      (5,803)        (5,586)
      Other assets                                                                     (9,132)       (12,972)
                                                                                    ---------      ---------
  Net cash provided by operating activities of continuing operations                   94,277         60,141
                                                                                    ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                                  (5,067)        (6,085)
  Additions to other assets, net                                                      (22,199)       (17,949)
  Acquisitions, net of cash acquired                                                  (31,939)      (285,463)
  Investments in unconsolidated affiliates                                             (5,000)        (4,748)
  Deferred payments on prior year acquisitions                                         (3,097)        (1,840)
                                                                                    ---------      ---------
  Net cash used in investing activities of continuing operations                      (67,302)      (316,085)
                                                                                    ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net additions (payments) on short-term debt                                          47,789         (1,003)
  Net additions (payments) on long-term debt                                           (6,570)       235,033
  Dividends paid                                                                      (26,521)       (26,104)
  Treasury stock purchases                                                                 --         (6,517)
  Proceeds from exercise of stock options                                              16,058          4,929
  Other                                                                                 1,700          1,813
                                                                                    ---------      ---------
  Net cash provided by financing activities of continuing operations                   32,456        208,151
                                                                                    ---------      ---------
Effect of foreign currency exchange rates on cash                                      (1,756)        (2,121)
Net cash provided by (used in) discontinued operations                                (81,955)        29,263
                                                                                    ---------      ---------
Net cash used                                                                         (24,280)       (20,651)
Cash and cash equivalents, beginning of period                                         59,619        102,979
                                                                                    ---------      ---------
Cash and cash equivalents, end of period                                            $  35,339      $  82,328
                                                                                    =========      =========


The notes on pages 8 through 12 are an integral part of these consolidated statements.

                                 EQUIFAX INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 June 30, 2001



1.  BASIS OF PRESENTATION:

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the statement of financial position of the Company as of June 30, 2001, and the results of operations for the three and six month periods ending June 30, 2001 and 2000 and the cash flows for the six month periods ending June 30, 2001 and 2000. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.


2.  NATURE OF OPERATIONS:

The Company principally provides information services to businesses to help them grant credit and market to their customers (see Note 8 for segment information). The Company's principal markets include retailers, banks and other financial institutions, the transportation, telecommunication, utility, and manufacturing industries, as well as consumers and government. The Company's operations are predominantly located within the United States, with foreign operations principally located within Canada, the United Kingdom, and Brazil.


3.  DISCONTINUED OPERATIONS AND SPIN-OFF:

On October 2, 2000, the Company announced its intention to split into two independent, publicly traded companies by spinning off its Payment Services industry segment (Certegy Inc. or Certegy) through a dividend of all of its Certegy stock to Equifax shareholders. In April 2001, the IRS issued a positive ruling related to the tax-free nature of the dividend for U.S. federal income tax purposes. On June 11, 2001, the transaction was approved by the Company's Board of Directors, and on July 7, 2001 the spin-off was completed, with Equifax shareholders receiving one share of Certegy stock for each two shares of Equifax stock owned.

As a result of the July 2001 spin-off, the Company's June 30, 2001 financial statements have been prepared with Certegy's net assets, results of operations, and cash flows isolated and shown as "discontinued operations". All historical statements have been restated to conform with this presentation. Also as a result of the spin-off, during the second quarter of 2001 the Company recorded an expense of $36.5 million ($28.4 million after tax, or $0.21 per share) to accrue the costs associated with effecting the spin-off. These costs include fees for investment bankers, legal and accounting services, duplicate software licenses, and various other directly related expenses. This expense has been included as a component of discontinued operations in the accompanying statements of income and cash flows.

Summarized financial information for discontinued operations is as follows:


                                                  Three Months Ended            Six Months Ended
                                                        June 30                     June 30
                                               -----------------------      ----------------------
(In thousands)                                    2001         2000           2001          2000
--------------                                 -----------------------      --------      --------
Revenue                                        $203,739      $192,673       $398,273      $369,930
Income before income taxes and
   minority interest expense                    32,545         33,713         55,988        54,886
Net income                                      19,625         21,083         33,612        34,740

                                                                            June 30,     December 31,
(In thousands)                                                                2001          2000
-------------                                                              ---------     ------------
Current assets                                                             $243,043       $201,173
Total assets                                                                594,365        504,411
Current liabilities                                                         162,336        159,115
Total liabilities                                                           176,872        176,562
Cumulative translation adjustment                                           (76,183)       (57,288)
Net assets of discontinued operations                                       493,676        385,137


4.  USE OF ESTIMATES:

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


5.  SHAREHOLDERS' EQUITY:

Treasury Stock. No shares were repurchased during the first six months of 2001, and as of June 30, 2001, approximately $94 million remained authorized for future share repurchases.

Stock Held by Employee Benefits Trusts. During the first quarter of 2000, the Company established its third employee benefits trust and transferred 1.5 million treasury shares into that trust. The shares were transferred at the average cost of shares in treasury and totaled $35,324,000.

Comprehensive Income. Comprehensive income for the six-month periods ending June 30, 2001 and 2000 is as follows:

                                                         Six Months Ended
                                                              June 30
                                                  -----------------------------
(In thousands)                                        2001               2000
--------------------------------------------      -----------         ---------
Net income                                         $ 77,600           $ 95,305
Change in cumulative foreign
   currency translation adjustment                  (32,876)           (17,019)
Change in cumulative loss from
   cash flow hedging transactions (Note 10)            (368)                --
                                                   --------           --------
Comprehensive income                               $ 44,356           $ 78,286
                                                   ========           ========

Accumulated other comprehensive loss at June 30, 2001 and December 31, 2000 consists of the following components:

                                               June 30,         December 31,
(In thousands)                                   2001               2000
---------------------------------------------  ----------        -----------
Cumulative foreign currency
   translation adjustment                     $(178,417)         $(145,541)
Cumulative loss from cash flow
   hedging transactions (Note 10)                  (368)                --
Adjustment for minimum liability
   under supplemental retirement plan            (3,334)            (3,334)
                                              ---------          ---------
Accumulated other comprehensive loss          $(182,119)         $(148,875)
                                              =========          =========


6.  AGREEMENT WITH COMPUTER SCIENCES CORPORATION:

The Company has an agreement with Computer Sciences Corporation and certain of its affiliated credit reporting agencies (CSC) under which CSC-owned credit reporting agencies utilize the Company's computerized credit database services. CSC retains ownership of its credit files and the revenues generated by its credit reporting activity. The Company receives a processing fee for maintaining the database and for each report supplied. The initial term of the agreement expired in July 1998 and was renewable at the option of CSC for successive ten-year periods. CSC has renewed the agreement for the ten-year period beginning August 1, 1998. The agreement provides CSC with an option to sell its credit reporting businesses to the Company and provides the Company with an option to purchase CSC's credit reporting businesses if CSC does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. Both options expire in 2013. The option price is determined by appraisal.


7.  ACQUISITIONS:

During the first six months of 2001, the Company acquired the credit files of three affiliated credit reporting agencies located in the United States and six agencies in Canada, as well as an information services business in Uruguay. These acquisitions were accounted for as purchases, had a total purchase price of $32.2 million, and were acquired for cash. They resulted in $15.4 million of goodwill and $16.3 million of purchased data files. Their results of operations have been included in the consolidated statements of income from their respective dates of acquisition and were not material.


8.  SEGMENT INFORMATION:

Beginning in the first quarter of 2001, the Company reclassified its minority interest expense in the net income of subsidiaries that are consolidated but not fully owned. This expense was previously included in operating income and is now shown separately on the income statement. The Company has also reclassified a small check collections business from Equifax Europe to Check Solutions, which is now included with discontinued operations.

Operating revenue and operating income from continuing operations by segment for the second quarter and first six months of 2001 and 2000 (restated for the items discussed above) are as follows:

                                                Second Quarter               Six Months
                                            ----------------------      ---------------------
(In thousands)                                2001           2000         2001         2000
----------------------------------------    --------      --------      -------      --------
Operating Revenue:
----------------------------------------
   North American Information Services      $192,915      $170,470     $374,840      $334,064
   Consumer Information Services              31,699        24,314       69,607        24,314
   Equifax Europe                             35,434        35,819       71,218        71,805
   Equifax Latin America                      27,089        29,696       54,271        58,639
   Other                                       2,409         2,409        4,818         4,818
                                            --------      --------      -------      --------
                                             289,546       262,708     $574,754       493,640
   Divested Operations                            --        42,832           --        85,724
                                            --------      --------     --------      --------
                                            $289,546      $305,540     $574,754      $579,364
                                            ========      ========     ========      ========


Operating Income (Loss):
----------------------------------------
   North American Information Services      $ 79,586      $ 70,567     $151,746      $130,615
   Consumer Information Services                (580)       (1,973)       3,144        (1,973)
   Equifax Europe                                520         2,732          116         3,701
   Equifax Latin America                       6,598         6,987       11,934        13,001
   Other                                       2,217         2,217        4,434         4,434
   General Corporate Expense                 (12,103)      (13,694)     (24,864)      (25,184)
                                            --------      --------     --------      --------
                                              76,238        66,836     $146,510       124,594
   Divested Operations                            --         4,558           --         9,307
                                            --------      --------     --------      --------
                                            $ 76,238      $ 71,394     $146,510      $133,901
                                            ========      ========     ========      ========



Total assets from continuing operations by segment at June 30, 2001 and December 31, 2000 are as follows:

                                            June 30,    December 31,
(In thousands)                                2001         2000
--------------------------------------   -----------    ------------
   North American Information Services   $  611,913     $  607,421
   Consumer Information Services            261,568        264,759
   Equifax Europe                           206,980        224,977
   Equifax Latin America                    215,618        251,628
   Corporate                                226,816        213,493
   Other                                      4,647          2,948
                                         ----------     ----------
                                         $1,527,542     $1,565,226
                                         ==========     ==========

Asset declines in Europe and Latin America result primarily from declines in the foreign currency exchange rates of the countries that comprise those segments.

9.  EARNINGS PER SHARE (EPS):

The income amount used in the numerator of the Company's EPS calculations is the same for both basic and diluted EPS. A reconciliation of the average outstanding shares used in the denominator of the calculations is as follows:

                                          Second Quarter           Six Months
                                       -------------------    -------------------
(In thousands)                           2001        2000       2001        2000
------------------------------------   -------     -------    -------     -------
Weighted average shares
   outstanding (basic)                 136,535     134,089    136,271     134,003
Effect of dilutive securities:
   Stock options                         1,791       1,511      1,646       1,241
   Performance share plan                   89         177         89         177
                                       -------     -------    -------     -------
Weighted average shares
   outstanding (diluted)               138,415     135,777    138,006     135,421
                                       =======     =======    =======     =======



10.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

Effective January 1, 2001, the Company adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires that a company recognize derivatives as assets or liabilities on its balance sheet, and also requires that the gain or loss related to the effective portion of derivatives designated as cash flow hedges be recorded as a component of other comprehensive income.

At June 30, 2001, the Company has several interest rate swap arrangements in effect that fix the interest rates for certain of its variable rate obligations. These derivatives have been designated as cash flow hedges, were documented as fully effective, and at June 30, 2001 were valued as a liability totaling $613,000. This liability is included with "other current liabilities" in the accompanying consolidated balance sheets, and the related loss was recorded, net of income tax, as a component of accumulated other comprehensive loss.


11.  RECENT ACCOUNTING PRONOUNCEMENTS:

In July 2001, the FASB issued Statement No. 141, "Business Combinations" (SFAS
141) and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 eliminates pooling of interest accounting and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 eliminates the amortization of goodwill and certain other intangible assets and requires that goodwill be evaluated for impairment by applying a fair value-based test. The Company will adopt the standard effective January 1, 2002 for previous acquisitions and June 30, 2001 for all acquisitions that take place after June 30, 2001. Amortization of goodwill was $12,718,000 for the six months ended June 30, 2001. The Company expects to complete its first fair value-based impairment tests by June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - (second quarter and first six months of 2001 compared to second quarter and first six months of 2000)

Overview
The following discussion should be read in conjunction with the consolidated financial statements and related notes.

Equifax, Inc. is a leader in enabling global commerce by bringing buyers and sellers together through information and knowledge-based businesses. The Company's global operations include consumer and commercial credit information services, modeling, database management, analytics, consulting and direct to consumer services.

On July 7, 2001 the Company completed the spin-off of its Payment Services industry segment (Certegy) (Note 3). Accordingly, the results of operations information presented below reflect only the continuing operations of the company.

In the fourth quarter of 2000, the Company disposed of its global risk management businesses and its U.K. vehicle information business ("Divested Operations").

Revenue
Excluding Divested Operations, revenue for the quarter and first six months increased 10.2% and 16.4% respectively over the comparable periods of 2000. North America Information Services revenues grew 13.2% for the quarter and 12.2% for the first six months, driven mainly by strong volume increases in Credit Information Services, Mortgage Information Services and Consumer Direct.

The growth in revenue was influenced by foreign currency exchange rates and the acquisition of Consumer Information Services ("CIS") on May 1, 2000. The strengthening of the U.S. dollar against foreign currencies, mainly in Brazil and the U.K. negatively impacted revenue by about 3% in each period. Excluding the impacts of exchange rates and the CIS acquisition, revenue increased approximately 9% in the quarter and first six months.

Operating Income
Excluding Divested Operations, operating income of $76.2 million for the quarter and $146.5 million for the first six months increased 14.1% and 17.6% respectively over the prior year periods. Consolidated operating margins for the quarter increased to 26.3% versus 25.4% in 2000 as a result of incremental profit from revenue growth as well as various productivity initiatives.

Other Income, Net
Other income declined $0.5 million in the quarter due primarily to lower interest income.

Interest Expense
Interest expense decreased from $15.1 million to $11.8 million for the quarter and from $26.8 million to $24.7 for the first six months as a result of lower average debt outstanding due to the debt pay-down from the proceeds of the Divested Operations combined with lower interest rates. Interest expense from continuing operations was adjusted in each period to allocate interest to Certegy related to $275 million of the Company's long-term debt assumed by Certegy on July 7, 2001.

Net Income and Diluted Earnings per Share
Income from continuing operations increased 19.7% for the quarter to $38.3 million and diluted earnings per share increased 16.7% to $0.28 from $0.24 in 2000. For the first six months, income from continuing operations increased 19.6% to $72.4 million and diluted earnings per share increased 15.6% to $0.52 from $0.45 in 2000. Average diluted shares outstanding used in computing diluted earnings per share increased 1.9% in each period.

Segment Results
North American Information Services
North American Information Services includes U.S. Credit Information and Marketing Services, Mortgage Services, Canadian Operations, Consumer Direct and Equifax Secure. Revenue in this segment increased 13.2% for the quarter and 12.2% for the first six months.

U.S. Credit Information Services' revenue increased 12.7% for the quarter and 10.9% for the first six months. The increases were driven by an 18% volume growth, primarily in the financial services, telecommunications, and reseller vertical markets. Average prices declined approximately 5% in each period.

Marketing Services revenue declined 7.3% for the quarter and 4.4% for the first six months due to the slow down in the U.S. economy. Mortgage Services revenue increased of 56.2% for the quarter and 59.1% for the first six months as lower interest rates continue to fuel refinancing activity. Canadian Operations realized growth of 11.0% for the quarter and 8.1% for the first six months. Consumer Direct continues to progress with revenue growth of $6.4 million for the quarter (resulting in revenue more than five times the prior year's quarter) and $10.8 million for the first six months in large part due to contributions from the new ScorePower (TM) credit score product and increased sales from the Credit Profile (TM) credit report.

Operating income for North American Information Services increased 12.8% to $79.6 million for the quarter and 16.2% to $151.7 million for the first six months. The increase is primarily due to the revenue growth in U.S. Credit Information Services, improved operating performance in direct to consumer businesses, and continued focus on cost management.

Consumer Information Services
Consumer Information Services includes Direct Marketing Services and City Directory, which were acquired on May 1, 2000. Revenues totaled $31.7 million for the quarter and $69.6 million for the first six months, with a $0.6 million operating loss in the quarter and $3.1 million of operating income for the first six months. Both businesses were impacted by the slow down in the U.S. economy during the quarter.

Equifax Europe
Revenue in Equifax Europe, which consists of operations in the United Kingdom, Spain, Portugal and Italy, declined about 1% in each period. In local currencies, revenue increased about 6% in the quarter and 7% for the first six months primarily due to the November 2000 acquisition of SEK in Italy.

Operating income for Equifax Europe declined $2.2 million for the quarter and $3.6 million for the first six months as a result of slower economic growth and unfavorable foreign currency impact.

Equifax Latin America
Equifax Latin America includes operations in Brazil, Argentina, Chile, Peru and El Salvador. Revenue declined 8.8% for the quarter and 7.4% for the first six months. Weakening local currencies negatively impacted revenue. In local currencies, revenues increased 5.5% in the quarter and 4.1% for the first six months.

Operating income for Equifax Latin America decreased $0.4 million for the quarter and $1.1 million for the first six months mainly due to unfavorable currency exchanges rates and weak economic conditions in the region. However, cost containment measures have kept operating margins in the mid twenty percent range.

Other
Other consists solely of a subcontract, which expires at the end of May 2002, relating to the Company's lottery subsidiary. Revenue and operating income for the quarter and first six months remained comparable between periods. Revenue and operating income will remain comparable until the subcontract's expiration.

General Corporate
General corporate expense was down $1.6 million for the quarter and $0.3 million for the first six months as a result of continued cost reduction initiatives.

Divested Operations
The Company sold its risk management businesses in the U.S., Canada, and the U.K. in October 2000 and also sold its vehicle information business in the U.K. in December 2000. These information services businesses, which were disposed because they no longer fit the Company's ongoing business strategy, have been classified as Divested Operations and prior year segment information has been reclassified to conform with this presentation. Revenue generated in the second quarter and first six months of 2000 totaled $42.8 million and $85.7 million respectively. Operating income for the quarter and first six months of 2000 totaled $4.6 million and $9.3 million respectively.

Financial Condition
Net cash provided by operating activities from continuing operations for the first six months of 2001 totaled $94.3 million compared with $60.1 million in 2000. Dividend payments and capital expenditures, exclusive of acquisitions, were funded by operating cash flows. Capital expenditures during the first six months of 2001 totaled $27.3 million, exclusive of acquisitions, and are expected to total approximately $55 million for the full year 2001.

At June 30, 2001, approximately $358 million was available to the Company under its $750 million revolving credit facility. Should CSC exercise its option to sell its credit reporting business to the Company (see Note 6), additional sources of financing would be required. However, the agreement with CSC requires a six-month notice period, and management believes the Company could arrange alternative sources of financing within that time to fund this potential purchase, including public debt markets and additional lines of bank credit.

In conjunction with the spin-off of Certegy, the Company reduced debt by $275 million in July 2001 due to Certegy's assumption of that debt. The Company is also negotiating a new $650 million multi-year revolving credit facility that is expected to be finalized in the third quarter of 2001, and will replace the Company's existing $750 million facility.

Forward-Looking Information
Statements in this Management's Discussion and Analysis and other portions of this Form 10-Q that relate to Equifax's future plans, objectives, expectations, performance, events and the like are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934. These statements are based on a number of assumptions that are inherently subject to significant uncertainties. Many of the uncertainties are beyond Equifax's control. Factors that could cause actual results to differ from those expressed or implied by forward-looking statements include, but are not limited to customer demand for our services, the availability and reliability of external data sources, changes in government regulation, and competition as further discussed under the heading "Certain Factors Affecting Forward Looking Statements" included in Part I in the Company's annual report on Form 10-K for the year ended December 31, 2000.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, primarily from changes in foreign currency exchange rates and interest rates.

In the normal course of business, the balance sheets and results of operations of the Company's foreign subsidiaries can be impacted by changes in foreign currency exchange rates. The Company's position is to not hedge against this risk due to the significant cost involved. At June 30, 2001, the Company had no material intercompany balances with foreign affiliates that were short-term in nature or material obligations in a foreign currency, other than intercompany advances to its U.K. operations and intercompany balances associated with funding a November 2000 acquisition in Italy. From time to time, as such balances or obligations arise, the Company may consider hedging to minimize its exposure for these transactions. At June 30, 2001, the exchange risk associated with the Company's intercompany advances to its U.K.

operations, as well as the intercompany balances associated with funding the Italy acquisition were partially hedged by having a portion of the borrowings under its revolving credit facility denominated in those respective currencies.

The Company chooses to have a mix of fixed-rate and variable-rate debt in its portfolio of debt obligations. Accordingly, the Company's earnings can be affected by the impact that changes in interest rates have on its variable-rate obligations. At June 30, 2001, approximately $487 million (45%) of the Company's short-term and long-term debt was in variable-rate facilities. At this level, if market interest rates increased 1%, interest expense would increase approximately $4.9 million per year (pre-tax).

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         No exhibits are included as part of this report.

(b)      Reports on Form 8-K

         Form 8-K filed on June 13, 2001 reporting that the Board of Directors had approved the spin-off of the Payment Services Division (Certegy Inc.) and including pro forma financials for the post-spin Equifax.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.


                                      EQUIFAX INC.
                                      (Registrant)

Date:  August 13, 2001                /s/ Thomas F. Chapman
                                      ---------------------
                                      Thomas F. Chapman, Chairman
                                      and Chief Executive Officer


Date:  August 13, 2001                /s/ Philip J. Mazzilli
                                      ----------------------
                                      Philip J. Mazzilli
                                      Executive Vice President and
                                      and Chief Financial Officer