Form 10-Q
period 2001-09-30
EQUIFAX INC
filed 2001-11-13
CIK 33185

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended    September 30, 2001
                                  ------------------------

                                      OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

   For the transition period ended _______________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No __________
                                        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                             Outstanding at September 30, 2001
         -----                          ---------------------------------------

Common Stock, $1.25 Par Value                           144,877,195

                                     INDEX


                                                                       Page No.
                                                                       --------
Part I.  Financial Information (Unaudited)

   Item 1.  Financial Statements

            Consolidated Balance Sheets --
            September 30, 2001 and December 31, 2000                          2

            Consolidated Statements of Income --
            Three Months Ended September 30, 2001 and 2000                    3

            Consolidated Statements of Income --
            Nine Months Ended September 30, 2001 and 2000                     4

            Consolidated Statement of Shareholders' Equity --
            Nine Months Ended September 30, 2001                              5

            Consolidated Statements of Cash Flows --
            Nine Months Ended September 30, 2001 and 2000                     6

            Notes to Consolidated Financial Statements                   7 - 11

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         12 - 15

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk       15

Part II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K                                 16



                                               PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS (UNAUDITED)                                                SEPTEMBER 30,          DECEMBER 31,
(In thousands, except par values)                                                           2001                  2000
----------------------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents                                                           $         26,683       $         59,619
Trade accounts receivable, net                                                               214,664                225,972
Other receivables                                                                             69,923                 66,155
Deferred income tax assets                                                                    16,846                 18,409
Other current assets                                                                          36,263                 33,581
                                                                                    -----------------      -----------------
   Total current assets                                                                      364,379                403,736

Property and equipment, net                                                                   57,145                 66,005

Goodwill                                                                                     522,131                556,994
Purchased data files                                                                         202,661                209,379
Other assets                                                                                 303,097                329,112
Net assets of discontinued operations                                                             --                385,137
                                                                                    -----------------      -----------------
                                                                                    $      1,449,413       $      1,950,363
                                                                                    =================      =================
LIABILITIES AND SHAREHOLDER'S EQUITY:
Short-term debt and current maturities of long-term debt                            $         59,084       $         54,202
Accounts payable                                                                              15,814                 16,797
Accrued salaries and bonuses                                                                  20,113                 24,510
Income taxes payable                                                                          15,769                 16,373
Other current liabilities                                                                    144,715                155,227
                                                                                    -----------------      -----------------
    Total current liabilities                                                                255,495                267,109

Long-term debt, less current maturities                                                      715,927                993,427
Long-term deferred revenue                                                                    22,247                 32,864
Deferred income tax liabilities                                                               77,068                 80,079
Other long-term liabilities                                                                  114,991                136,018
                                                                                    -----------------      -----------------
    Total liabilities                                                                      1,185,728              1,509,497
                                                                                    -----------------      -----------------

Commitments and Contingencies (Note 6)

Shareholder's Equity:
Common stock, $1.25 par value; shares authorized - 300,000;
  issued - 177,936 in 2001 and 175,991 in 2000;
  outstanding - 137,197 in 2001 and 135,835 in 2000                                          222,420                219,989
Preferred stock, $0.01 par value; shares authorized -
  10,000; issued and outstanding - none in 2001 or 2000                                           --                     --
Paid-in capital                                                                              365,460                336,527
Retained earnings                                                                            755,532                902,475
Accumulated other comprehensive loss (Note 5)                                               (197,168)              (148,875)
Treasury stock, at cost, 33,707 shares in 2001 and 33,078 shares in 2000                    (792,730)              (778,955)
Stock held by employee benefits trusts, at cost,
  7,031 shares in 2001 and 7,079 shares in 2000                                              (89,829)               (90,295)
                                                                                    -----------------      -----------------
    Total shareholders' equity                                                               263,685                440,866
                                                                                    -----------------      -----------------
                                                                                    $      1,449,413       $      1,950,363
                                                                                    =================      =================

The notes on pages 7 through 11 are an integral part of these consolidated balance sheets.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                                               THREE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
(In thousands, except per share amounts)                                                  2001                   2000
----------------------------------------------------------------------------------------------------------------------------
Revenue                                                                           $          282,392     $          323,942
                                                                                    -----------------      -----------------
Costs of services                                                                            121,897                154,194
Selling, general and administrative expenses                                                  79,951                 84,035
                                                                                    -----------------      -----------------
    Total operating expenses                                                                 201,848                238,229
                                                                                    -----------------      -----------------

Operating income                                                                              80,544                 85,713
    Other income (expense), net                                                               (3,912)                    24
    Minority interests in earnings, net of tax                                                (1,018)                (1,833)
    Interest expense                                                                         (12,301)               (16,137)
                                                                                    -----------------      -----------------
Income from continuing operations before income taxes                                         63,313                 67,767

    Provision for income taxes                                                                27,525                 29,425
                                                                                    -----------------      -----------------
Income from continuing operations                                                             35,788                 38,342
                                                                                    -----------------      -----------------

Discontinued operations (Note 3):
    Income from discontinued operations, net of income
      taxes of $13,114                                                                            --                 25,976
                                                                                    -----------------      -----------------
Net income                                                                        $           35,788     $           64,318
                                                                                    =================      =================

Per common share (basic):
  Income from continuing operations                                               $             0.26     $             0.29
  Discontinued operations                                                                         --                   0.19
                                                                                    -----------------      -----------------
  Net income                                                                      $             0.26     $             0.48
                                                                                    =================      =================
  Shares used in computing basic earnings per share                                          137,418                134,355
                                                                                    =================      =================

Per common share (diluted):
  Income from continuing operations                                               $             0.26     $             0.28
  Discontinued operations                                                                         --                   0.19
                                                                                    -----------------      -----------------
  Net income                                                                      $             0.26     $             0.47
                                                                                    =================      =================
  Shares used in computing diluted earnings per share                                        140,240                135,796
                                                                                    =================      =================

Dividends per common share                                                        $           0.0200     $           0.0925
                                                                                    =================      =================


The notes on pages 7 through 11 are an integral part of these consolidated statements.



CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
(In thousands, except per share amounts)                                                  2001                   2000
----------------------------------------------------------------------------------------------------------------------------
Revenue                                                                             $        857,146       $        903,306
                                                                                    -----------------      -----------------

Costs of services                                                                            372,900                438,745
Selling, general and administrative expenses                                                 257,192                244,947

                                                                                    -----------------      -----------------

   Total operating expenses                                                                  630,092                683,692
                                                                                    -----------------      -----------------

Operating income                                                                             227,054                219,614

    Other income (expense), net                                                               (1,035)                 2,831
    Minority interests in earnings, net of tax                                                (2,567)                (4,696)
    Interest expense                                                                         (36,990)               (42,941)
                                                                                    -----------------      -----------------

Income from continuing operations before income taxes                                        186,462                174,808

    Provision for income taxes                                                                78,262                 75,901
                                                                                    -----------------      -----------------

Income from continuing operations                                                            108,200                 98,907
                                                                                    -----------------      -----------------

Discontinued operations (Note 3):
    Income from discontinued operations, net of income
      taxes of $21,431 in 2001 and $34,247 in 2000                                            33,612                 60,716
    Costs associated with effecting the spin-off, net of
     income tax benefit of $8,076                                                            (28,424)                    --
                                                                                    -----------------      -----------------

Total discontinued operations                                                                  5,188                 60,716
                                                                                    -----------------      -----------------

Net income                                                                          $        113,388       $        159,623
                                                                                    =================      =================

Per common share (basic):
  Income from continuing operations                                                 $           0.79       $           0.74
  Discontinued operations                                                                       0.04                   0.45
                                                                                    -----------------      -----------------
  Net income                                                                        $           0.83       $            1.19
                                                                                    =================      =================
  Shares used in computing basic earnings per share                                          136,653                134,121
                                                                                    =================      =================

Per common share (diluted):
  Income from continuing operations                                                 $           0.78       $           0.73
  Discontinued operations                                                                       0.04                   0.45
                                                                                    -----------------      -----------------
  Net income                                                                        $           0.82       $           1.18
                                                                                    =================      =================
  Shares used in computing diluted earnings per share                                        138,747                135,540
                                                                                    =================      =================

Dividends per common share                                                          $         0.2050       $         0.2775
                                                                                    =================      =================


The notes on pages 7 through 11 are an integral part of these consolidated statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                          NINE MONTHS ENDED
(In thousands)                                                                                            SEPTEMBER 30, 2001
----------------------------------------------------------------------------------------------------------------------------
COMMON STOCK:
Balance at beginning of period                                                                           $          219,989
Shares issued under stock plans                                                                                       2,431
                                                                                                           -----------------
Balance at end of period                                                                                 $          222,420
                                                                                                           =================

PAID-IN CAPITAL:
Balance at beginning of period                                                                           $          336,527
Shares issued under stock plans                                                                                      27,525
Other                                                                                                                 1,408
                                                                                                           -----------------

Balance at end of period                                                                                 $          365,460
                                                                                                           =================

RETAINED EARNINGS:
Balance at beginning of period                                                                           $          902,475
Net income                                                                                                          113,388
Cash dividends                                                                                                      (29,413)
Spin-off dividend                                                                                                  (230,918)
                                                                                                           -----------------

Balance at end of period                                                                                 $          755,532
                                                                                                           =================

ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 5):
Balance at beginning of period                                                                           $         (148,875)
Adjustments during period                                                                                           (48,293)
                                                                                                           -----------------

Balance at end of period                                                                                 $         (197,168)
                                                                                                           =================

TREASURY STOCK:
Balance at beginning of period                                                                           $         (778,955)
Treasury stock purchased                                                                                            (14,254)
Shares issued under stock plans                                                                                         479
                                                                                                           -----------------

Balance at end of period                                                                                 $         (792,730)
                                                                                                           =================

STOCK HELD BY EMPLOYEE BENEFITS TRUSTS:
Balance at beginning of period                                                                           $          (90,295)
Shares issued under stock plans                                                                                         466
                                                                                                           -----------------

Balance at end of period                                                                                 $          (89,829)
                                                                                                           =================





The notes on pages 7 through 11 are an integral part of this consolidated statement.


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
(In thousands)                                                                            2001                   2000
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $          113,388     $          159,623
  Exclude discontinued operations:
      Income from discontinued operations                                                    (33,612)               (60,716)
      Costs associated with effecting the spinoff                                             28,424                     --
                                                                                    -----------------      -----------------
  Income from continuing operations                                                          108,200                 98,907
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
    Depreciation and amortization                                                             79,947                 80,514
    Loss on sale of businesses                                                                 5,849                  1,632
    Changes in assets and liabilities:
      Accounts receivable, net                                                                 2,539                (26,538)
      Current liabilities, excluding debt                                                    (18,971)               (23,917)
      Other current assets                                                                    (1,235)                (8,491)
      Deferred income taxes                                                                    7,135                  6,550
      Other long-term liabilities, excluding debt                                             (6,205)                (4,659)
      Other assets                                                                           (12,218)               (12,448)
                                                                                    -----------------      -----------------

  Net cash provided by operating activities of continuing operations                         165,041                111,550
                                                                                    -----------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                                         (9,257)               (12,773)
  Additions to other assets, net                                                             (28,043)               (33,238)
  Acquisitions, net of cash acquired                                                         (35,732)              (287,588)
  Investments in unconsolidated affiliates                                                    (5,000)                (4,748)
  Proceeds from sale of assets                                                                 7,000                      0
  Deferred payments on prior year acquisitions                                                (3,097)                (1,840)
                                                                                    -----------------      -----------------

  Net cash used in investing activities of continuing operations                             (74,129)              (340,187)
                                                                                    -----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net additions (payments) on short-term debt                                                  6,048                 (1,777)
  Net additions (payments) on long-term debt                                                (274,957)               219,196
  Dividends paid                                                                             (29,413)               (39,200)
  Treasury stock purchases                                                                   (14,254)                (6,517)
  Proceeds from exercise of stock options                                                     29,706                  9,030
  Other                                                                                        1,963                  2,649
                                                                                    -----------------      -----------------

  Net cash (used in) provided by financing activities of continuing operations              (280,907)               183,381
                                                                                    -----------------      -----------------

Effect of foreign currency exchange rates on cash                                             (2,692)                (2,533)
Net cash provided by discontinued operations                                                 159,751                 37,125
                                                                                    -----------------      -----------------

Net cash used                                                                                (32,936)               (10,664)

Cash and cash equivalents, beginning of period                                                59,619                102,979
                                                                                    -----------------      -----------------

Cash and cash equivalents, end of period                                          $           26,683     $           92,315
                                                                                    =================      =================

The notes on pages 7 through 11 are an integral part of these consolidated statements.

                                 EQUIFAX INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2001



1. BASIS OF PRESENTATION:

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the statement of financial position of the Company as of September 30, 2001, and the results of operations for the three and nine month periods ending September 30, 2001 and 2000 and the cash flows for the nine month periods ending September 30, 2001 and 2000. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

2. NATURE OF OPERATIONS:

The Company principally provides information services to businesses to help them grant credit and market to their customers (see Note 7 for segment information). The Company's principal markets include retailers, banks and other financial institutions, the transportation, telecommunications, utility, and manufacturing industries, as well as consumers and government. The Company's operations are predominantly located within the United States, with foreign operations principally located in Canada, the United Kingdom, and Brazil.

3. DISCONTINUED OPERATIONS AND SPIN-OFF:

On October 2, 2000, the Company announced its intention to split into two independent, publicly traded companies by spinning off its Payment Services industry segment (Certegy Inc. or Certegy) through a dividend of all of its Certegy stock to Equifax shareholders. In April 2001, the IRS issued a positive ruling related to the tax-free nature of the dividend for U.S. federal income tax purposes. On June 11, 2001, the transaction was approved by the Company's Board of Directors, and on July 7, 2001 the spin-off was completed, with Equifax shareholders receiving a dividend of one share of Certegy stock for each two shares of Equifax stock owned. This non-cash dividend totaled $230.9 million. Also in connection with the spin-off, the Company reduced debt by $275 million in July 2001 following Certegy's assumption of that debt.

As a result of the spin-off, the Company's financial statements have been prepared with Certegy's net assets, results of operations, and cash flows isolated and shown as "discontinued operations". All historical statements have been restated to conform with this presentation. Also as a result of the spin-off, during the second quarter of 2001 the Company recorded an expense of $36.5 million ($28.4 million after tax, or $0.21 per share) to accrue the costs associated with effecting the spin-off. These costs include fees for investment bankers, legal and accounting services, duplicate software licenses, and various other directly related expenses. This expense has been included as a component of discontinued operations in the accompanying statements of income and cash flows.

Summarized financial information for discontinued operations is as follows:

                                                       Three Months Ended                          Nine Months Ended
                                                          September 30                                September 30
                                           ----------------------------------------     --------------------------------------

(In thousands)                                   2001                  2000                  2001                2000
--------------                            ------------------     -----------------      ---------------     -----------------

Revenue                                       $  --                  $193,964              $398,273            $563,894
Income before income taxes and
   minority interest expense                     --                    40,287                55,988              95,173
Net income                                       --                    25,976                33,612              60,716

                                                                                                               December 31,
(In thousands)                                                                                                     2000
-------------                                                                                               -----------------
Current assets                                                                                                  $201,173
Total assets                                                                                                     504,411
Current liabilities                                                                                              159,115
Total liabilities                                                                                                176,562
Cumulative translation adjustment                                                                                (57,288)
Net assets of discontinued operations                                                                            385,137


4. ACQUISITIONS AND DIVESTITURES:

During the first nine months of 2001, the Company acquired the credit files of three affiliated credit reporting agencies located in the United States and nine agencies in Canada, as well as an information services business in Uruguay. These acquisitions were accounted for as purchases, had a total purchase price of $36.0 million, and were acquired for cash. They resulted in $15.7 million of goodwill and $16.8 million of purchased data files. Their results of operations have been included in the consolidated statements of income from their respective dates of acquisition and were not material.

In October 2001, the Company sold its City Directory business which had been acquired from R.L. Polk & Company in May 2000. The resulting pre-tax loss of $5.8 million ($4.9 million after tax, or $0.03 per share) was recorded in the consolidated statement of income as a charge to "other income, net" in September.

In October 2000, the Company sold its risk management businesses located in the U.S., Canada, and the U.K., resulting in a pre-tax loss of $1.6 million recorded in other income, net in the third quarter of 2000. In December 2000, the Company sold its vehicle information business in the U.K. resulting in a pre-tax loss of $2.3 million recorded in other income, net in the fourth quarter of 2000.

Under U.S. generally accepted accounting principles, the results of operations of these divested businesses are included in these financial statements in continuing operations. For segment reporting purposes, these businesses are included in Divested Operations. For management's discussion and analysis purposes, these businesses are excluded from the discussion of results of operations.


5. SHAREHOLDERS' EQUITY:

Treasury Stock. During the third quarter of 2001, the Company repurchased 650,000 of its common shares through open market transactions at an aggregate cost of $14,254,000. No shares were repurchased during the first two quarters of 2001. As of September 30, 2001, approximately $80 million remained authorized for future share repurchases.

Stock Held by Employee Benefits Trusts. During the first quarter of 2000, the Company established its third employee benefits trust and transferred 1.5 million treasury shares into that trust. The shares were transferred at the average cost of shares in treasury and totaled $35,324,000.

Comprehensive Income. Comprehensive income for the nine-month periods ending September 30, 2001 and 2000 is as follows:

                                                                               Nine Months Ended
                                                                                 September 30
(In thousands)                                                                2001                    2000
--------------                                                 --------------------      --------------------
Net income                                                                 $113,388                  $159,623
Change in cumulative foreign
   currency translation adjustment                                          (46,773)                  (29,821)
Change in cumulative loss from
   cash flow hedging transactions (Note 9)                                   (1,520)                       --
                                                               --------------------      --------------------
Comprehensive income                                                       $ 65,095                  $129,802
                                                               ====================      ====================

Accumulated other comprehensive loss at September 30, 2001 and December 31, 2000 consists of the following components:

                                                                    September 30,             December 31,
(In thousands)                                                         2001                      2000
--------------                                                 --------------------      --------------------

Cumulative foreign currency
   translation adjustment                                                 $(192,314)                $(145,541)
Cumulative loss from cash flow
   hedging transactions (Note 9)                                             (1,520)                       --
Adjustment for minimum liability
   under supplemental retirement plan                                        (3,334)                   (3,334)
                                                               --------------------      --------------------
Accumulated other comprehensive loss                                      $(197,168)                $(148,875)
                                                               ====================      ====================


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


7. SEGMENT INFORMATION:

Beginning in the first quarter of 2001, the Company reclassified its minority interest expense in the net income of subsidiaries that are consolidated but not fully owned. This expense was previously included in operating income and is now shown separately on the income statement. The Company has also reclassified a small check collections business from Equifax Europe to Check Solutions, which is now included with discontinued operations. Beginning with the third quarter of 2001, the Company also reclassified the City Directory business from Consumer Information Services to Divested Operations.

Operating revenue and operating income from continuing operations by segment for the third quarter and first nine months of 2001 and 2000 (restated for the changes discussed above) are as follows:

                                                           Third Quarter                                Nine Months
                                             --------------------------------------      --------------------------------------
 (In thousands)                                      2001                 2000                   2001                 2000
--------------                               -----------------      ---------------      -----------------      ---------------

Operating Revenue:
------------------
   North American Information Services                $187,796             $170,534               $562,636             $504,598
   Consumer Information Services                        22,884               31,818                 71,686               51,641
   Equifax Europe                                       33,908               34,637                105,126              106,442
   Equifax Latin America                                26,963               30,715                 81,234               89,354
   Other                                                 2,409                2,409                  7,227                7,227
                                             -----------------      ---------------      -----------------      ---------------
                                                       273,960              270,113                827,909              759,262
   Divested Operations                                   8,432               53,829                 29,237              144,044
                                             -----------------      ---------------      -----------------      ---------------
                                                      $282,392             $323,942               $857,146             $903,306
                                             =================      ===============      =================      ===============


Operating Income (Loss):
------------------------
   North American Information Services                $ 80,167             $ 71,736               $231,913             $202,351
   Consumer Information Services                         2,991                5,062                  8,179                6,417
   Equifax Europe                                         (335)               3,227                   (219)               6,928
   Equifax Latin America                                 6,657                9,637                 18,591               22,638
   Other                                                 2,217                2,217                  6,651                6,651
   General Corporate Expense                            (9,709)              (9,590)               (34,573)             (34,774)
                                             -----------------      ---------------      -----------------      ---------------
                                                        81,988               82,289                230,542              210,211
   Divested Operations                                  (1,444)               3,424                 (3,488)               9,403
                                             -----------------      ---------------      -----------------      ---------------
                                                      $ 80,544             $ 85,713               $227,054             $219,614
                                             =================      ===============      =================      ===============


Total assets from continuing operations by segment at September 30, 2001 and December 31, 2000 (restated for the changes discussed above) are as follows:

                                                                        September 30,           December 31,
(In thousands)                                                              2001                   2000
--------------                                                         ----------------       ----------------
   North American Information Services                                       $  588,958             $  607,421
   Consumer Information Services                                                244,457                251,448
   Equifax Europe                                                               207,387                224,977
   Equifax Latin America                                                        192,363                251,628
   Corporate                                                                    199,404                213,493
   Other                                                                          3,624                  2,948
   Divested Operations                                                           13,220                 13,311
                                                                     ------------------     ------------------
                                                                             $1,449,413             $1,565,226
                                                                     ==================     ==================

Asset declines in Europe and Latin America are impacted from declines in the foreign currency exchange rates.

8. EARNINGS PER SHARE (EPS):

The income amount used in the numerator of the Company's EPS calculations is the same for both basic and diluted EPS. A reconciliation of the average outstanding shares used in the denominator of the calculations is as follows:

                                                        Third Quarter                                Nine Months
                                         -----------------------------------------     --------------------------------------
(In thousands)                                  2001                   2000                   2001                2000
-------------                            ------------------     ------------------     ------------------     ---------------
Weighted average shares
   outstanding (basic)                         137,418                134,355                136,653             134,121
Effect of dilutive securities:
   Stock options                                 2,733                  1,264                  2,005               1,242
   Performance share plan                           89                    177                     89                 177
                                         ------------------     ------------------     ------------------     ---------------
Weighted average shares
   outstanding (diluted)                       140,240                135,796                138,747             135,540
                                         ==================     ==================     ==================     ===============



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

At September 30, 2001, the Company has an interest rate swap arrangement in effect that fixes the interest rate for one of its variable rate obligations. This derivative has been designated as a cash flow hedge, was documented as fully effective, and at September 30, 2001 was valued as a liability totaling $2.5 million. This liability is included with "other current liabilities" in the accompanying consolidated balance sheets, and the related loss was recorded, net of income tax, as a component of accumulated other comprehensive loss.

At September 30, 2001, the Company also has an interest rate swap arrangement in place to float the interest rate on $200 million of its fixed rate senior notes through their maturity date in 2005. This derivative has been designated as a fair value hedge and is fully effective, and the value of the swap at September 30, 2001 is equivalent to the change in the value of the related debt.


10. RECENT ACCOUNTING PRONOUNCEMENTS:

In July 2001, the FASB issued Statement No. 141, "Business Combinations" (SFAS
141) and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 eliminates pooling of interests accounting and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 eliminates the amortization of goodwill and certain other intangible assets and requires that goodwill be evaluated for impairment by applying a fair value-based test. The Company will adopt the standard effective January 1, 2002 for previous acquisitions and June 30, 2001 for all acquisitions that take place after June 30, 2001. Amortization of goodwill was $19.0 million for the nine months ended September 30, 2001. The Company expects to complete its first fair value-based impairment tests by June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - (third quarter and first nine months of 2001 compared to third quarter and first nine months of 2000)

Overview
The following discussion should be read in conjunction with the consolidated financial statements and related notes.

Equifax Inc. is a leading global information services company. The Company's operations include consumer and commercial credit information services, marketing services and direct to consumer services. Among our key assets is the world's largest repository of consumer credit information and extensive consumer lifestyle and demographic databases.

On July 7, 2001 the Company completed the spin-off of its Payment Services industry segment (Certegy) (Note 3). Certegy's results are reflected as discontinued operations.

In October 2001, the Company sold its City Directory business (Note 4), and in the fourth quarter of 2000, the Company disposed of its global risk management and U.K. vehicle information businesses. The operating results of these businesses have been reclassified to "Divested Operations" for segment reporting.

The results of operations discussed below address the continuing operations of the Company excluding Certegy and the Divested Operations. The table below shows the normalized results by making the following adjustments:

    .  Exclude revenue and operating expenses of the divested businesses
    .  Exclude the losses on sale of the divested businesses
    . Adjust other income and interest expense to reflect the impact of the proceeds from sales of the 2000 divestitures as if they had been received at the beginning of the period
    .  Adjusting the income tax rate to 41.2% for all periods

                                                       Third Quarter:                           Year-To-Date September 30:
                                            ------------------------------------          ------------------------------------
 (In millions, except EPS)                       2001                 2000                     2001                 2000
-----------------------------------------   ---------------      ---------------          ---------------      ---------------
Revenue                                            $ 274.0              $ 270.1                  $ 827.9              $ 759.3
    Operating expenses                              (192.0)              (187.8)                  (597.4)              (549.1)
                                            ---------------      ---------------          ---------------      ---------------
 Operating income                                     82.0                 82.3                    230.5                210.2
    Interest expense                                 (12.3)               (13.8)                   (37.0)               (36.0)
    Other                                              0.9                  0.9                      2.2                  3.0
                                            ---------------      ---------------          ---------------      ---------------
 Income before income taxes                           70.6                 69.3                    195.8                177.2
    Provision for income taxes                       (29.1)               (28.5)                   (80.6)               (72.9)
                                            ---------------      ---------------          ---------------      ---------------
 Income from continuing operations                  $ 41.5               $ 40.8                  $ 115.2              $ 104.3
                                            ===============      ===============          ===============      ===============

 Average diluted shares                              140.2                135.8                    138.7                135.5
 Earnings per share from
     continuing operations                          $ 0.30               $ 0.30                   $ 0.83               $ 0.77

Revenue

Revenue for the third quarter and first nine months increased 1% and 9% respectively over the comparable periods of 2000. North America Information Services revenues grew 10% for the quarter and 11.5% for the first nine months, driven by growth in U.S. Credit Information Services, Mortgage Services, Canadian Operations and Consumer Direct.

Revenue growth was negatively impacted by 3% due to foreign currency exchange rates, mainly in Brazil. Excluding the impacts of exchange rates and the CIS acquisition in May 2000, revenue increased 4% in the quarter and 7.5% for the first nine months.

Operating Income

Operating income of $82.0 million for the quarter declined slightly from the prior year. Operating income of $230.5 million for the first nine months increased 10% over the prior year period. Each period was negatively impacted approximately two percent by exchange rates. Consolidated operating margins of 30% for the quarter and 28% year-to-date were comparable with the prior year periods.

Interest Expense

Interest expense decreased $1.5 million for the quarter resulting from lower average debt outstanding combined with declining interest rates. For the first nine months, interest expense was $1.0 million higher than the prior year due to the CIS acquisition in 2000. Interest expense from continuing operations was adjusted in historical periods to allocate interest to Certegy related to $275 million of the Company's long-term debt assumed by Certegy on July 7, 2001.

Net Income and Diluted Earnings per Share

Income from continuing operations increased $0.7 million in the third quarter and $10.9 million year-to-date. EPS from continuing operations for the third quarter was $0.30 in both years, while EPS for the first nine months increased $0.06 to $0.83 in 2001.

Average diluted shares outstanding used in computing diluted earnings per share increased 3% in the third quarter and 2% year-to-date. The increases resulted from stock option exercises, higher calculated share dilution due to the Company's higher stock price, and an adjustment increasing outstanding stock options associated with the Certegy spin-off.

Segment Results (Note 7)
North American Information Services

North American Information Services includes U.S. Credit Information Services, Credit Marketing Services, Mortgage Services, Canadian Operations and Consumer Direct. Revenue in this segment increased 10% for the quarter and 11.5% for the first nine months.

U.S. Credit Information Services' revenue increased 11% for the quarter and for the first nine months. Increased credit reporting volumes from telecommunications, financial and mortgage industry customers were the key growth drivers.

Consumer Direct continues to progress with revenue growth of $4.2 million for the quarter and $15.0 million for the first nine months in large part due to contributions from the new ScorePower (TM) credit score product and increased sales from the Credit Profile (TM) credit report.

Credit Marketing Services revenue declined 12% in the quarter and 7% in the first nine months due to the slowing U.S. economy. The Company anticipates the economy to continue impacting this business in the fourth quarter.

Operating income for North American Information Services increased 12% for the quarter and 15% for the first nine months due to strong revenue growth combined with continued focus on cost management. Operating margins improved slightly despite a decrease in Credit Marketing Services profit which resulted from lower revenues.

Consumer Information Services

Consumer Information Services consists solely of Direct Marketing Services operations, which were acquired on May 1, 2000. Revenues for the third quarter declined $8.9 million from the prior year as a result of the weak U.S. economy. The Company expects this trend to continue in the fourth quarter as customers continue to slow expenditures for marketing initiatives. Operating income of $3.0 million in the quarter produced an operating margin of 13%, an improvement over the 10% margin generated in the second quarter.

Equifax Europe

Revenue in Equifax Europe, which consists of operations in the United Kingdom, Ireland, Spain, Portugal and Italy, declined $0.7 million in the quarter and $1.3 million in the first nine months. In local currencies, revenue in the quarter was flat with the prior year period and up 4.5% for the first nine months primarily due to the November 2000 acquisition of SEK in Italy.

Operating losses totaled $0.3 million for the quarter and $0.2 million for the first nine months compared with operating income of $3.2 million and $6.9 million, respectively, in the prior year. These declines primarily resulted from slower economic growth, which has adversely affected revenue.

Equifax Latin America

Equifax Latin America includes operations in Brazil, Argentina, Chile, Peru, Uruguay, and El Salvador. Including currency impacts, revenue declined 12% for the quarter and 9% for the first nine months. In local currencies, revenues increased 7% in the quarter and 5% for the first nine months.

Operating income decreased $3.0 million for the quarter and $4.0 million for the first nine months mainly due to weak currencies and economic conditions in the region. Cost containment measures helped maintain operating margins of 25% in the third quarter and 23% for the nine-month period.

Other

Other consists solely of a subcontract related to the Company's lottery subsidiary that expires at the end of May 2002. Revenue and operating income for the third quarter and first nine months remained comparable between periods.

General Corporate

General corporate expense for the third quarter and first nine months was comparable between periods.

Divested Operations

In October 2001 the Company sold the City Directory business it had acquired from R.L. Polk & Co. in May 2000 (Note 4). In the fourth quarter of 2000, the Company sold its risk management businesses in the U.S., Canada, and the U.K. and its vehicle information business in the U.K. These businesses have been reclassified as Divested Operations for segment reporting purposes.

Financial Condition

Net cash provided by operating activities from continuing operations for the first nine months of 2001 totaled $165.0 million compared with $111.6 million in 2000. Dividend payments and capital expenditures, exclusive of acquisitions, were funded by operating cash flows.

Capital expenditures during the first nine months of 2001 totaled $37.3 million, exclusive of acquisitions, and are expected to total approximately $50 million for 2001. During the third quarter, the Company repurchased 650,000 shares of treasury stock at a total cost of $14.3 million. At September 30, 2001, approximately $80 million remained authorized for future repurchases.

The Company reduced debt by $275 million in July 2001 following Certegy's assumption of that debt. In October 2001, the Company replaced its $750 million credit facility with a new $465 million multi-year revolving credit facility. Approximately $115 million remained borrowed under the facility at September 30, 2001.

As discussed in Note 6, should CSC exercise its option to sell its credit reporting business to the Company, additional sources of financing would be required. The Company believes it can arrange alternative sources of financing to fund this potential purchase, including public debt markets and additional lines of bank credit.


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

In the normal course of business, the balance sheets and results of operations of the Company's foreign subsidiaries can be impacted by changes in foreign currency exchange rates. The Company's position is to not hedge against this risk due to the significant cost involved. At September 30, 2001, the Company had no material intercompany balances with foreign affiliates that were short-term in nature or material obligations in a foreign currency, other than intercompany advances to its U.K. operations and intercompany balances associated with funding a November 2000 acquisition in Italy. From time to time, as such balances or obligations arise, the Company may consider hedging to minimize its exposure for these transactions. Subsequent to September 30, 2001, the exchange risk associated with the Company's intercompany advances to its U.K. operations, as well as the intercompany balances associated with funding the Italy acquisition were partially hedged by having a portion of the borrowings under its new revolving credit facility denominated in those respective currencies.

The Company chooses to have a mix of fixed-rate and variable-rate debt in its portfolio of debt obligations. Accordingly, the Company's earnings can be affected by the impact that changes in interest rates have on its variable-rate obligations. At September 30, 2001, approximately $377 million (49%) of the Company's short-term and long-term debt was in variable-rate facilities. At this level, if market interest rates increased 1%, interest expense would increase approximately $3.8 million per year (pre-tax).

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

(a)   Exhibits

      3.2    Bylaws of Equifax Inc. as Amended and Restated on August 1, 2001

(b)   Reports on Form 8-K

      Registrant filed two reports on Form 8-K during the quarter for which this report is filed.

      On July 20, 2001 Registrant filed a report on Form 8-K relating to the distribution of 69,668,466 shares of common stock of Certegy Inc. to Equifax Inc. shareholders of record as of June 27, 2001 (the "Record Date") in which Registrant's shareholders received one share of Certegy common stock for every two shares of Registration's common stock and a cash payment in lieu of fractional shares. Financial statements filed with this report include revised Company Pro Forma Consolidated Financial Data (incorporated by reference to Exhibit 99.1 of Registrant's Report on 8-K, filed June 13, 2001, as amended), including (i) revised Unaudited Pro Forma Consolidated Statements of Income for the quarter ended March 31, 2001 and the year ended December 31, 2001, (ii) Unaudited Pro Forma Consolidated Balance Sheet as of March 31, 2001, (iii) revised notes to Pro Forma Consolidated Financial Data (unaudited), and (iv) revised Unaudited Restated Historical Consolidated Statements of Income for the years ended December 31, 1998, 1999 and 2000 (by quarter) and the three months ended March 31, 2001.

      On July 20, 2001 Registrant filed a report on Form 8-K/A amending its report on Form 8-K filed on June 13, 2001 (the "Initial Report") to amend Items 7 and 9 and Exhibits 99.1 and 99.2 in their respective entireties for purposes of reflecting the inclusion of an allocation of interest expense from Equifax to Certegy Inc. in the Restated Consolidated Financial Data filed as Exhibit 99.1(d) to the Initial Report, eliminating an adjustment for this allocation in the Unaudited Pro Forma Consolidated Statements of Income filed as Exhibit 99.1(a) to the Initial Report, and eliminating an adjustment for this allocation in the Normalized Consolidated Financial Data filed as Exhibit 99.2 to the Initial Report. Financial statements filed with this report include Pro Forma Consolidated Financial Data, including (i) revised Unaudited Pro Forma Consolidated Statements of Income for the quarter ended March 31, 2001 and the year ended December 31, 2001, (ii) Unaudited Pro Forma Consolidated Balance Sheet as of March 31, 2001, (iii) revised notes to Pro Forma Consolidated Financial Data (unaudited), and (iv) revised Unaudited Restated Historical Consolidated Statements of Income for the years ended December 31, 1998, 1999 and 2000 (by quarter) and the three months ended March 31, 2001.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.


                                    EQUIFAX INC.
                                    ------------
                                    (Registrant)



Date:  November 13, 2001            /s/Thomas F. Chapman
                                    -----------------------------
                                    Thomas F. Chapman, Chairman
                                    and Chief Executive Officer



Date:  November 13, 2001            /s/Philip J. Mazzilli
                                    -----------------------------
                                    Philip J. Mazzilli
                                    Executive Vice President and
                                    Chief Financial Officer

                               INDEX TO EXHIBITS


The following documents are being filed with this Report.


Exhibit No.    Description
-----------    -----------

3.2            Bylaws of Equifax Inc., as Amended and Restated on August 1, 2001