Form 10-K
period 2001-12-31
EQUIFAX INC
filed 2002-03-12
CIK 33185

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

  [X] Annual Report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934 for the fiscal year ended 12-31-01 or

  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________________ to _______________________

Commission file number           1-6605
                       --------------------------------------------------------

                                  EQUIFAX INC.
-------------------------------------------------------------------------------
             Exact name of Registrant as specified in its Charter)

            GEORGIA                                   58-0401110
--------------------------------          -------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

 1550 Peachtree St., N.W., Atlanta, GA                   30309
----------------------------------------  -------------------------------------
(Address of principal executive offices)               (Zip Code)

(Registrant's telephone number, including area code)     (404) 885-8000
                                                     --------------------------

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class           Name of each exchange on which registered
           Common Stock
        ($1.25 Par Value)                     New York Stock Exchange
------------------------------      -------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      None
-------------------------------------------------------------------------------
                                (Title of class)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                             YES [X]       NO [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (SECTION 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES (WHICH FOR PURPOSES HEREOF ARE ALL HOLDERS OTHER THAN CURRENT EXECUTIVE OFFICERS, DIRECTORS AND HOLDERS OF 5% OR MORE OF THE OUTSTANDING COMMON STOCK) OF THE REGISTRANT,
AS OF FEBRUARY 20, 2002 WAS $3,427,302,969 BASED ON THE CLOSING SALES PRICE OF THE COMMON STOCK AS REPORTED BY THE NEW YORK STOCK EXCHANGE ON SUCH DATE. SEE
ITEM 12.

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

              Class                       Outstanding at February 20, 2002
              -----                       --------------------------------
 COMMON STOCK, $1.25 PAR VALUE                       143,813,683

DOCUMENTS INCORPORATED BY REFERENCE THE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 1, 2002, TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, IS INCORPORATED BY REFERENCE, TO THE EXTENT INDICATED UNDER ITEMS 10, 11, 12, 13 AND 14, INTO PARTS III AND IV OF THIS FORM 10-K.

                                  Equifax Inc.
                          2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

PART I. .....................................................................2
  ITEM 1.  BUSINESS .........................................................2
  ITEM 2.  PROPERTIES .......................................................6
  ITEM 3.  LEGAL PROCEEDINGS ................................................6
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............6
PART II. ....................................................................6
  ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY ........................6
  ITEM 6.  SELECTED FINANCIAL DATA ..........................................7
  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS .............................8
     CERTAIN FACTORS AFFECTING FORWARD LOOKING STATEMENTS ..................14
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK .......16
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .....................17
  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ...................39
PART III. ..................................................................39
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ..............39
  ITEM 11. EXECUTIVE COMPENSATION ..........................................39
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ..39
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..................39
PART IV. ...................................................................40
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K .40
     SIGNATURES ............................................................43
     INDEX TO EXHIBITS .....................................................45

PART I.

ITEM 1.  BUSINESS

Equifax Inc. is a leading source of consumer and commercial credit information worldwide. The Company provides to a wide range of customers information management, consumer credit information, marketing, business information, and identity verification services to enable credit and business decisions. The Company, through its Consumer Direct business, provides credit reporting and identity theft monitoring services direct to consumers enabling them to proactively manage their credit health and safeguard against identity theft. The Company is the market leader for credit information services in North America.

The Company operates in 13 countries: North America (the United States and Canada), Europe (the United Kingdom, Ireland, Spain, Italy, and Portugal) and Latin America (Argentina, Brazil, Chile, El Salvador, Peru, and Uruguay).

2001 HIGHLIGHTS

In 2001, Equifax continued to refocus and realign its businesses to drive shareholder value. Mid-year, the Company completed the spin-off of its Payment Services division. Excluding discontinued operations and divested businesses, Equifax reported record operating results, which were largely attributable to performance in our North American Information Services segment. Other 2001 financial highlights include the following (excluding divested and discontinued operations):

   .  Consolidated revenues increased 8% to $1.1 billion.
   . Diluted earnings per share increased 5% to $1.15, before restructuring and other charges of $60 million (pre-tax).
   .  Consolidated operating margins were 29%.
   . North American revenues increased 13% and operating income increased 14%. . U.S. consumer reporting volumes grew 20%.
   .  The Consumer Direct business more than tripled revenues.
   .  Free cash flow grew to $208 million, a 72% increase over 2000.

DESCRIPTION OF BUSINESS

The Company was founded as a credit reporting agency under the name "Retail Credit Company" in Atlanta, Georgia, in 1899 and soon expanded into investigation of applicants for insurance. The company has continued to expand on a domestic and international basis and to diversify by means of internal development and strategic acquisitions. We have been publicly owned since 1965, listed on the New York Stock Exchange since 1971, and are a member of the S&P
500. In 1975, the Company changed its name from "Retail Credit Company" to "Equifax Inc."

The Company expanded operations into credit card services with the acquisition of Telecredit in 1990 and into direct marketing in 2000 with the purchase of the Consumer Information Solutions Group of R.L. Polk & Co. During the last five years, the Company has redefined and sharpened its business focus with the goal of creating additional shareholder value. In 1997, the Company divested its insurance services operations through the spin-off of a subsidiary company to shareholders. In 2000, the Company sold its risk management collections businesses in the United States, Canada and the U.K. And in July 2001, the Company completed the spin-off of its Payment Services segment (the acquired Telecredit business) by distributing to its shareholders the common stock of Certegy Inc. ("Certegy"), as a tax free dividend.

Equifax is a holding company that conducts its business operations through subsidiary companies. The Company's business areas are divided into separate groups and are conducted on a "profit center" basis with self-contained functional integrity. Equifax supplies centralized overall financial, legal, communications, media relations, tax and similar services.

Equifax is not dependent on any single customer, and the Company's largest customer provides less than 3% of the Company's total revenues.

The Company reports its financial results in five segments -- North American Information Services, Equifax Europe, Equifax Latin America, Other, and Divested Operations. Detailed financial results and segment information are provided under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 12 of Notes to Consolidated Financial Statements.

A description of the Company's products and services by line of business is provided below:

INFORMATION SERVICES

Information Services, which is our largest line of business, maintains value-added information on more than 400 million consumers and businesses, and is the market leader in credit information services in North America. Information Services encompasses a number of businesses, all of which derive their products and services from our proprietary databases and expert knowledge. We will seek continued growth by developing innovative products and services, maintaining the quality of our databases, and delivering superior service.

For financial reporting purposes, the Information Services business is reported geographically in North American Information Services, Equifax Europe and Equifax Latin America segments. The principle lines of business are:

Consumer Services. Our consumer reporting business maintains files on over 300 million individuals worldwide with information updated constantly. Our consumer products provide information about individuals in a variety of services that include credit reporting, credit scoring, risk management, fraud detection, identity verification, modeling and analytics. Customers access our products largely through electronic distribution, including direct real-time access, which facilitates instant decisions.

Customers include banks, mortgage lenders, retailers, financial institutions, automotive manufacturers and dealers, telecommunications and utility companies, brokerage firms, insurance companies, and government. Our customers utilize the information we provide to make decisions for a wide range of credit and business purposes, such as mortgage or auto loans, credit card applications, identity verification and similar business uses.

Marketing Services. This line of business includes our credit marketing, risk management and decisioning, and direct marketing services businesses. Credit marketing offers prescreening services, which facilitate pre-approved offers of credit by banks and financial institutions. Equifax risk management and fraud detection and prevention services enable banks and financial institutions to minimize their default rates by proactively managing their existing credit card accounts. Our decisioning analytics and platforms enable customers to make credit, cross-selling, and other business decisions instantaneously while streamlining application processing.

Our direct marketing services business provides consumer, demographic and lifestyle information. Direct marketing products include data capture, database management and registration card programs for consumer durable goods manufacturers. Our products enable customers to target specifically defined market segments and design more effective and economically efficient marketing campaigns. Customers include financial institutions, insurers, catalogers, publishers, technology companies, and manufacturers.

Commercial Services. Our commercial business consists of selling products and services based on information that we maintain about businesses. Consistent with our strategy of expanding markets, in 2001 we continued to develop our commercial business in the United States by growing our Small Business Financial Exchange, a facility which brings together more than 20 of the leading financial institutions and small business lenders to report and maintain comprehensive trade line data on small businesses. We also operate the proprietary National Telecommunication Data Exchange, which includes default commercial account information from 72 telecommunications companies.

Our subsidiaries in Canada, the U.K., and Spain also sell commercial information to a wide variety of customers, and our subsidiary in Brazil is the leading commercial credit information vendor in that country.

CONSUMER DIRECT SERVICES

In 2000, the Company began offering credit information direct to consumers in the United States via the Internet at www.equifax.com. Equifax Credit Profile(R),our first product, provides secure online access to a user-friendly credit report. In 2001, the Company introduced Equifax Credit Watch(TM), our credit monitoring service, which is a subscription service that provides the consumer with several Equifax Credit Profiles and e-mail alerts whenever there has been an inquiry to his/her credit file. Once alerted, the consumer can view the details of the inquiry on-line and protect against identity fraud. In 2001, Equifax Credit Watch(TM) was named one of the 25 "Best Products of 2001" by Business Week Magazine.

Also in 2001, we introduced ScorePower(TM), the only on-line service that allows consumers access to their BEACON(TM) score. ScorePower purchasers receive their Equifax Credit Profile, the Beacon Score calculated from that profile, together with an explanation regarding their score and suggestions on how to favorably affect it.

Consumer Direct more than tripled its revenues in 2001 and offers strong growth potential for the Company. We intend to continue to prudently expand the product offerings, expand geographically, and develop creative marketing strategies for profitable growth. Customers of Consumer Direct include consumers, as well as businesses that offer Consumer Direct products to their employees or customers. Consumer Direct is reported in the North American Information Services segment.

PRODUCTS

Our businesses offer a variety of products that enable customers to operate their businesses with efficiency. We are constantly seeking to expand our product and service offerings. Generally, we expand product offerings through internal development or by acquisition. Recent new products generated through internal development include our patented eIDverifier(R) Internet identity verification products and our decisioning platforms. We may also partner with a third party to provide a product. The recent acquisition of our Direct Marketing Services business provided us with a range of proven marketing products. We continue to leverage our investments in our proprietary databases to develop and deliver progressively more value-added products across all our businesses.

Distribution of products and services to customers is made primarily through electronic data interfaces. We seek to manage costs and provide superior customer service through technological innovation. Our web-based initiative Equifax ePORT(TM), which enables delivery of information to customers via a secured Internet connection, is an example of our creative use of technology. We will continue to capitalize on the most efficient and effective means of delivering products and services.

DATA SOURCES

We rely extensively upon data from external sources to maintain our proprietary and non-proprietary databases, including data received from customers and various government and public record services. Additionally, we also rely on certain contractual relationships with certain affiliated third party-credit reporting agencies to provide us data in certain geographic areas.

Our Direct Marketing Services business provides us with a proprietary database consisting of consumer, lifestyle and demographic information. This database provides us the opportunity to develop new products and to explore cross-selling synergies with our existing data businesses. Similarly, through our acquisition in October 2000 of Compliance Data Center, Inc., we acquired the leading database for customer information services to the brokerage industry.

We are committed to enhancing, expanding and maintaining the integrity of our proprietary databases.

COMPETITION

Equifax operates in a number of geographic, product and service markets, which are highly competitive. We primarily compete with two global consumer credit reporting companies, Experian Information Solutions, Inc. and Trans Union LLC, which offer credit-reporting products that are similar to those we offer. We also compete with these and other companies that offer marketing information products and services, including Acxiom Corporation and InfoUSA, Inc. In commercial reporting, our primary competitor is D&B.

EMPLOYEES

The Company had approximately 5,200 employees in 13 countries as of December 31, 2001. None of our employees are subject to a collective bargaining agreement.

REGULATORY

Because our business involves the collection of consumer and business data and distribution of such information to businesses making credit and marketing decisions, certain of our activities and services are subject to regulation under various U. S. federal laws including the Fair Credit Reporting Act and the Gramm-Leach-Bliley Act, as well as similar state laws. We are also subject to privacy and consumer credit laws and regulations in foreign countries where we do business. It is the Company's policy to treat all information with a high degree of security reflecting our recognition of individuals' privacy concerns. Certain of our businesses, notably our Direct Marketing Services business, are less regulated than the credit-based portions of our business.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's officers as of February 28, 2002 are listed below:

                                                                                               Officer
Name                  Position With Company                                       Age          Since
----                  ---------------------                                       ---          -------
Thomas F. Chapman     Chairman and Chief Executive Officer                        58           1991

William V. Catucci    Executive Vice President - Global Operations                63           1999

John Chandler         Vice President, Financial Administration                    54           2002

Virgil P. Gardaya     Corporate Vice President and General Manager, Consumer      55           2000
                      Direct

Karen H. Gaston       Corporate Vice President and Chief Administrative Officer   49           1998

Mitchell J. Haws      Vice President of Investor Relations & Public Relations     38           2001

Kent E. Mast          Corporate Vice President, General Counsel and Secretary     58           2000

Philip J. Mazzilli    Executive Vice President and Chief Financial Officer        61           2000

Michael G. Schirk     Vice President and Treasurer                                52           1999

Dennis B. Story       Vice President and Corporate Controller                     38           2001


There are no family relationships among the officers of the Company, nor are there any arrangements or understandings between any of the officers and any other persons pursuant to which they were selected as officers.

Mr. Chapman also serves as a Director. Messrs Chapman, Chandler, Schirk, and Ms. Gaston have all been employed with the Company in executive positions for the previous five years.

Mr. Catucci joined the Company in October 1999 as Group Executive, North America Information Services and was promoted to his current position in October 2000. Prior to joining the Company, Mr. Catucci served as President and Chief Executive Officer of Unitel/AT&T Canada Long Distance Services from 1996 to 1999.

Mr. Gardaya joined the Company in November 1998 as Senior Vice President, Global Communications Micro/LAN Services. Prior to being named to his current position in September 2001, Mr. Gardaya also served as Corporate Vice President and Chief Technology Officer. Prior to that, Mr. Gardaya served as Vice President and Chief Information Officer for GTE Wireless and GTE Airfone, and in various executive positions with GTE for more than five years.

Mr. Haws joined the Company as Vice President of Investor Relations in April 2001 and assumed responsibility for public relations in February 2002. Prior to joining the Company, since 1996, he served as Vice President, Investor Relations for the Reynolds & Reynolds Co., which provides a full range of retail and enterprise management systems and related services for automobile retailers and manufacturers.

Mr. Mast joined the Company in November 2000, and prior to that was a Senior Partner of Kilpatrick Stockton LLP, an international law firm, from 1990.

Mr. Mazzilli served as Corporate Vice President, Treasurer and Controller of the Company from 1992 through June 1999. In 1999, he became Executive Vice President and Chief Financial Officer of Nova Corporation, which provides transaction processing and related software application products to small merchants. He rejoined the Company in his current position in February 2000.

Mr. Story joined the Company in March 2000 and was Vice President and Group Controller for Global Technology and Equifax Internet Solutions before being promoted to his current position in August 2001. Prior to joining Equifax, Mr. Story served as Chief Financial Officer, Zep Manufacturing Company from 1999 to 2000, and prior to that he was Vice President of Finance for Alumax Inc. from 1994 to 1998.

ITEM 2.  PROPERTIES

The Company ordinarily leases office space for conducting its business and is obligated under approximately 146 leases and other rental arrangements for its headquarters and field locations. The Company's operating leases involve principally office space.

The Company owns three office buildings, one of which is located in Wexford, Ireland; one in Sao Paolo, Brazil; and one in Santiago, Chile. The Company owns approximately 23.5 acres in Windward Office Park located in Alpharetta, Georgia, adjacent to office space currently under lease by the Company.

ITEM 3.  LEGAL PROCEEDINGS

Reference is made to Note 10 of the Notes to Consolidated Financial Statements (Commitments and Contingencies - Litigation).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2001 to a vote of security holders.

PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS

The Company's common stock is listed and traded on the New York Stock Exchange under the ticker symbol "EFX".

The high and low sales prices and dividends declared per share of the Company's common stock for each quarter during the last two fiscal years are below. The amount of our quarterly dividend was reduced in the third quarter of 2001 due to the spin-off of Certegy Inc. While we have historically paid dividends to common shareholders, the declaration and payment of future dividends will depend on many factors, including our earnings, financial condition, business development needs, and regulatory considerations and is at the discretion of our Board of Directors.

DIVIDENDS PER SHARE

----------------------------------------------------------------------------
Quarter                                 2000                 2001
----------------------------------------------------------------------------

First                                 $0.093               $0.093
Second                                 0.093                0.093
Third                                  0.093                0.020
Fourth                                 0.093                0.020
----------------------------------------------------------------------------
Year                                  $0.370               $0.225
----------------------------------------------------------------------------

On July 7, 2001, we completed the spin-off of Certegy Inc., and the Company's shareholders received .5 share of Certegy stock for each share of common stock held as of June 27, 2001, the record date. The high and low sales prices of the Company's common stock shown below have been adjusted to reflect the spin-off.

STOCK PRICE

----------------------------------------------------------------------------
(In Dollars)                          2000                         2001
----------------------------------------------------------------------------

                                 High      Low               High       Low
First Quarter                    15.10    11.77              19.58     16.24
Second Quarter                   17.57    13.84              22.94     17.52
Third Quarter                    16.13    13.76              27.41     18.60
Fourth Quarter                   21.61    15.39              25.33     21.45
----------------------------------------------------------------------------
Year                             21.61    11.77              27.41     16.24
----------------------------------------------------------------------------

As of February 20, 2002, there were approximately 10,268 holders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The table below summarizes selected historical financial information of Equifax Inc. for each of the last five years. Certain historical financial information for 1997 through 2000 has been restated to reflect the spin-off of Certegy (see
Note 2 of Notes to Consolidated Financial Statements).


(In millions, except per share amounts and number of employees)
----------------------------------------------------------------------------------------------------------------------
Year ended December 31                                          2001        2000         1999      1998         1997
----------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Operating revenue                                             $1,139.0    $1,189.2    $1,092.7   $1,055.8     $  880.8
Operating expenses before restructuring and other charges        824.8       880.6       806.4      793.9        640.1
Restructuring and other charges (1)                              (60.4)          -           -          -        (25.0)
                                                              --------------------------------------------------------
Operating income                                              $  253.8    $  308.6    $  286.3   $  261.9     $  215.7
                                                              ========================================================
Income from continuing operations (1)                         $  117.3    $  141.1    $  147.7   $  135.2     $  136.2
Dividends paid                                                $   32.3    $   52.3    $   52.0   $   52.1     $   52.0

PER COMMON SHARE (diluted)
Income from continuing operations (1)                         $   0.84    $   1.04    $   1.06   $   0.94     $   0.92
Dividends                                                     $  0.225    $  0.370    $  0.363   $  0.353     $  0.345

Weighted average common shares outstanding (diluted)             139.0       136.0       139.6      144.4        147.8

BALANCE SHEET DATA (at December 31)
Total assets                                                  $1,422.6    $1,893.1    $1,607.9   $1,675.6     $1,053.3
Long-term debt                                                $  693.6    $  993.4    $  933.4   $  868.8     $  338.5
Shareholders' equity                                          $  243.5    $  383.6    $  215.6   $  366.5     $  349.4
Common shares outstanding                                        136.2       135.8       134.0      140.0        142.6

OTHER INFORMATION (at December 31)
Stock price per share (2)                                     $  24.15    $  16.98    $  13.95   $  20.24     $  20.98
Market capitalization (2)                                     $3,288.4    $2,306.9    $1,869.0   $2,834.2     $2,991.6
Employees - continuing operations                                5,200       6,500       7,800      9,500        7,200

----------
(1) In 2001, the Company recorded restructuring and other charges of $60.4 million ($35.3 million after tax, or $0.25 per share) for employee severance, facilities consolidation, and the write down of certain technology investments (see Note 5 of Notes to Consolidated Financial Statements). In 1997, the Company recorded a charge of $25 million ($14.9 million after tax, or $0.10 per share) related to a pending acquisition.

(2) Stock price and market capitalization prior to 2001 have been adjusted to reflect the spin-off of Certegy.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

For an understanding of the significant factors that influenced the Company's results, the following discussion should be read in conjunction with the consolidated financial statements and related notes.

Equifax Inc. is a leading source of consumer and commercial credit information worldwide. The Company provides to a wide range of customers information management, consumer credit information, marketing, business information, and identity verification services to enable credit and business decisions. The Company, through its Consumer Direct business, provides credit reporting and identity theft monitoring services direct to consumers enabling them to proactively manage their credit health and safeguard against identity theft. The Company is the market leader for credit information services in North America.

Equifax Inc.'s 2001 financial reporting was significantly impacted by the spin-off of its Payment Services business ("Certegy"), divestitures of non-core businesses ("Divested Operations"), and restructuring and other charges recorded in the fourth quarter of 2001. Excluding these transactions, Equifax reported record revenues, earnings and cash flow for its core business, largely attributable to performance in its North American Information Services businesses. Significant 2001 financial highlights were:

  -  Consolidated revenues increased 8% to $1.1 billion.
  - Diluted earnings per share increased 5% to $1.15, before restructuring and other charges of $60 million (pre-tax).
  -  Consolidated operating margins were 29%.
  -  North American revenues increased 13% and operating income increased 14%.
  -  U.S. consumer reporting volumes grew 20%.
  -  The Consumer Direct business more than tripled revenues.
  -  Free cash flow grew to $208 million, a 72% increase over 2000.

Significant Transactions

On July 7, 2001, Equifax completed the spin-off of Certegy into a separate, publicly traded company. The spin-off permitted both companies to focus on growth in their core businesses with dedicated resources, and the continued creation of shareholder value. As a result of the spin-off, the Company's financial statements have been prepared with Certegy's net assets, results of operations and cash flows classified as "discontinued operations," with all historical financial statements restated to conform to this presentation.

In October 2001, the Company divested its City Directory business and, in the fourth quarter of 2000, sold its global risk management and U.K. vehicle information businesses. Combined revenues for these businesses in 2001 and 2000 were $29 million and $162 million, respectively, with a 2001 operating loss of $3.6 million and 2000 operating income of $9.0 million. The operating results of these businesses are classified in Divested Operations for segment reporting purposes.

In the fourth quarter of 2001, restructuring and other charges were recorded in connection with efforts to properly size and configure our post-spin business and to align our cost structure in our international operations. The charge totaled $60 million ($35 million after tax or $0.25 per diluted share) and consisted of approximately $37 million for employee severance and facilities consolidation and $23 million to write down several technology investments.

Financial Results

The following table summarizes Equifax's Core Business and As Reported results from continuing operations for each of the three years in the period ended December 31, 2001.


                                                               Core Business               As Reported
                                                     ---------------------------- --------------------------------
(In millions, except per share)                        2001       2000      1999      2001       2000       1999
--------------------------------------------------------------------------------- --------------------------------
Revenue                                              $1,109.8   $1,027.2   $917.0   $1,139.0   $1,189.2   $1,092.7
Operating income                                     $  317.8   $  299.6   $267.4   $  253.8   $  308.6   $  286.3
Other income (expense), net                          $    4.7   $   11.1   $ 11.0   $   (1.2)  $    3.7   $   10.8
Interest expense                                     $  (47.8)  $  (48.3)  $(32.9)  $  (47.8)  $  (55.8)  $  (42.2)
Income from continuing operations                    $  159.7   $  150.2   $140.1   $  117.3   $  141.1   $  147.7
Diluted earnings per share
 from continuing operations                          $   1.15   $   1.10   $ 1.00   $   0.84   $   1.04   $   1.06



Management believes the Core Business results are more useful in analyzing the underlying business by providing a consistent comparison of the Company's historical operating performance. Adjustments to reconcile the As Reported results for each of the three years in the period ended December 31, 2001 to the Core Business results and the associated impact on diluted earnings per share are as follows:

  - Exclude the operating results and disposition gains and losses of Divested Operations
  - Exclude the 2001 restructuring and other charges
  - Adjust other income and interest expense to reflect the impact of the proceeds from Divested Operations
  - Adjust the effective income tax rate, which reflects the above adjustments

See Exhibit 99.8 to this report for a more detailed analysis of the reconciling adjustments for Core Business results of operations.


Earnings Per Share (Diluted):                         2001        2000       1999
----------------------------------------------------------------------------------
Continuing operations, As Reported                   $0.84       $1.04      $ 1.06
Adjustments:
-Exclude the 2001 restructuring and other charges     0.25          -           -
-Adjust for the impacts of Divested Operations        0.05        0.03       (0.05)
-Adjust income taxes                                    -         0.04       (0.01)
                                                     -----------------------------
Continuing operations, Core Business                 $1.15       $1.10      $ 1.00
                                                     -----------------------------


The following discussion of revenue, operating income, and segment results is on a Core Business basis (as previously described). The discussion of other income (expense), net, interest expense, and effective tax rates is on an As Reported basis.

Revenue

     Revenues of $1.1 billion in 2001 increased 8% over 2000, driven by our North American Information Services segment's record consumer credit reporting volumes and growth in our Consumer Direct business. In 2001, North America accounted for 77% of the Company's total revenue and 90% of the operating income before corporate expense. Revenue growth in North America was 13%. The strengthening of the U.S. dollar against foreign currencies, particularly in Latin America, negatively impacted revenue $27 million or 3%. Incremental revenues from our acquisitions in 2000 positively impacted revenue growth approximately 4%.

    Revenues of $1.0 billion in 2000 increased 12% over 1999. Revenue growth was significantly influenced by the May 2000 acquisition of our Direct Marketing Services business, formerly the Consumer Information Solutions Group ("CIS") from R.L. Polk & Co. Excluding the impact of the CIS acquisition, revenue growth was 3%. The strengthening of the U.S. dollar against foreign currencies during 2000, particularly the British pound and Spanish peseta, reduced 2000 revenue by approximately $15 million or 2%.

Operating Income

     Operating income in 2001 increased 6% to $317.8 million on operating margins of 29%. North America's operating income growth of 14% and 40 basis point margin improvement driven by consumer reporting and Consumer Direct offset margin deterioration in our international operations, particularly in Europe.

     Operating income in 2000 grew 12% to $299.6 million with operating margins of 29%. Excluding the CIS acquisition, profit growth was 7%. Operating income growth in our traditional U.S. credit marketing services business, Canada's consumer reporting business and improved operating expenses drove 2000 performance.

Other Income (Expense), Net

     Other income (expense), net includes interest income on cash balances of $3.2 million in 2001, $7.5 million in 2000, and $5.8 million in 1999. Lower cash balances in foreign operations combined with lower interest rates accounted for the decline in 2001. Other income (expense), net in 2001 and 2000 includes losses associated with the disposition of Divested Operations. In October 2001, the Company sold its City Directory business, which generated a pre-tax loss of $5.8 million. The sale of the risk management and vehicle information businesses generated pre-tax losses of $4.2 million in 2000. In 1999, the Company sold three risk management offices located in the U.S. that resulted in a pre-tax gain of $4.1 million.

Interest Expense

     Interest expense decreased $8.0 million in 2001 and increased $13.6 million in 2000, as compared with prior years. The decrease in 2001 from 2000 was due to lower average debt outstanding and lower effective borrowing rates. The increase in 2000 resulted from higher average debt outstanding associated with 2000 acquisition activity and 1999 treasury stock purchases. After adjusting for the $275 million debt reduction related to the spin-off of Certegy, average total debt outstanding was $775.4 million in 2001, $824.8 million in 2000 and $699.0 million in 1999.

Effective Tax Rates

     The effective tax rates from continuing operations were 42.1%, 43.4% and 40.3% in 2001, 2000 and 1999, respectively. Changes in the levels of non-deductible goodwill associated with divestitures and in the levels of foreign earnings accounted for the changes in effective tax rates between periods. The effective rate in 2002 is expected to decline to approximately 40%, due to the elimination of goodwill amortization and the effects of tax planning strategies.

Segment Results

The following table summarizes the segment results for each of the three years in the period ended December 31, 2001. The results of businesses sold in October 2001 and in the fourth quarter of 2000 are classified as Divested Operations. The Company's previous Consumer Information Services segment results are now reported in the North American Information Services segment.

                                                              Revenue                   Operating Income (Loss)
                                                  ------------------------------    ------------------------------
(In millions)                                       2001        2000       1999      2001        2000        1999
--------------------------------------------------------------------------------    ------------------------------
North American Information Services               $  852.4    $  755.2   $  633.1   $327.5      $287.2      $261.0
Equifax Europe                                       141.1       142.9      148.7      1.8        13.7         4.7
Equifax Latin America                                106.7       119.5      125.5     24.4        31.5        28.8
Other                                                  9.6         9.6        9.6      8.9         8.9         8.9
General Corporate Expense                                -           -          -    (44.8)      (41.7)      (36.0)
                                                  -------------------------------   ------------------------------
    Core Business                                  1,109.8     1,027.2      917.0    317.8       299.6       267.4
    Divested Operations                               29.2       162.0      175.7     (3.6)        9.0        18.9
    Restructuring and Other Charges (Note 5)             -           -          -    (60.4)          -           -
                                                  -------------------------------   ------------------------------
    As Reported                                   $1,139.0    $1,189.2   $1,092.7   $253.8      $308.6      $286.3
                                                  ===============================   ==============================

North American Information Services

     North American Information Services accounted for $852.4 million, or 77% of the Company's revenues in 2001 and $327.5 million, or 90% of the operating income, before corporate expense. This segment includes U.S. Credit Information Services, Mortgage Services, Credit Marketing Services, Direct Marketing Services, Canadian Operations and Consumer Direct. Segment revenues increased 13% in 2001 and 19% in 2000. Excluding the impact of the May 2000 CIS acquisition, North America's revenue increased 8% in 2001 and 6% in 2000.

     U.S. Credit Information Services 2001 revenue increased 13% compared to 1% growth in 2000, with 2001 growth driven by a record credit reporting volume increase of 20%. The key industry growth drivers were: mortgage, telecommunications, financial services and automotive. Lower interest rates helped generate record volumes in mortgage refinancing, cellular usage increased, and automakers' zero rate financing incentives drove consolidated volumes with consecutive quarterly growth in 2001. In 2000, volumes increased 11%. Volume growth was partially offset by average unit price declines of 6% in 2001 and 9% in 2000. Average pricing is impacted by mix of business, with many of our large customers driving increased volumes at lower average unit prices. U.S. Credit Information Services compounded annual volume growth since 1990 is approximately 13%. In 2002, we expect volume growth to return to levels more indicative of historical performance. Canadian revenue increased 14% in 2001 on strong consumer credit volume growth compared to almost flat growth in 2000.

     During 2001, increasing demand for information from mortgage industry customers, caused by a declining interest rate environment, resulted in 73% growth in Mortgage Services revenue to $44.4 million, compared with a 21% decrease in 2000. In 2002, we expect this business to decline from 2001 levels, as refinancing activity moderates.

     Our Credit Marketing Services and Direct Marketing Services businesses generated combined revenue of $259.3 million, or 2% growth, compared to $253.6 million in 2000. Excluding the Direct Marketing Services incremental revenues of $33.2 million from the May 2000 acquisition, 2001 revenues declined 11% largely due to the economic impact of companies reducing advertising and marketing expenditures. In Credit Marketing Services, which includes pre-screening, portfolio review, database and other marketing products, 2001 revenues declined 6% versus a 2000 record year of 28% growth. Lower revenues in 2001 were principally due to product mix shifts to lower priced risk management products, some price compression due to customer consolidation, and fewer marketing campaigns. Our Direct Marketing Services business experienced a 22% sales decline in comparable sales in 2001 versus 2000, principally driven by a significant contraction in advertising and marketing expenditures by its customers due to the slowing U.S. economy.

     Consumer Direct more than tripled revenues to $21.9 million in 2001 largely due to $10 million of incremental sales from the new ScorePower(TM) credit score product launched in March 2001 and increased sales of the Equifax Credit Profile(R) credit report and Equifax Credit Watch(TM) credit monitoring service. Consumer Direct sales in 2000 totaled $5.5 million.

     Operating income for North American Information Services increased 14% in 2001 compared to 10% in 2000. Excluding the impact of the CIS acquisition, operating income growth for 2001 and 2000 was 13% and 5%, respectively. Operating margins were 38% in 2001 and 2000, compared to 41% in 1999. Lower margins in 2001 and 2000 are attributable to the Company's investment in its marketing services businesses, Consumer Direct and identity authentication services.

Equifax Europe

     Revenue in Equifax Europe, which consists of operations in the United Kingdom, Ireland, Spain, Portugal and Italy, grew 3% and 4% in 2001 and 2000, respectively, on a local currency basis. The local currency growth in 2001 is attributable to the November 2000 acquisition of SEK in Italy. The strengthening of the U.S. dollar against the British pound and Spanish peseta reduced Equifax Europe's revenue by approximately $6.0 million in 2001 and $12.5 million in 2000.

    Operating income in 2001 of $1.8 million declined $11.9 million from 2000 on lower revenues in the United Kingdom and Spain primarily due to slower economic growth. In 2000, operating income improved $9.0 million over 1999, substantially driven by expense reductions. We continue to focus on driving operational efficiencies in our European businesses and expect improved margins in 2002.

Equifax Latin America

     Equifax Latin America generated revenue of $106.7 million and an operating margin of 23% in 2001. The Company has operations in Brazil, Argentina, Chile, Peru, Uruguay and El Salvador. In local currency, revenues increased 3% in 2001 while declining 3% in 2000. The strengthening of the U.S. dollar against the Brazilian real and the Chilean peso reduced this segment's revenue by approximately $17.5 million and $2.3 million in 2001 and 2000, respectively.

     Operating income in 2001 decreased $7.1 million mainly due to weak currencies and economic conditions in the region compared to a $2.7 million increase in 2000. Cost containment measures have helped stabilize and maintain attractive margins of 23% in 2001 and 26% in 2000.

    This segment's operating results will be adversely affected in 2002 by the recent economic events in Argentina. These events have impacted both the conversion rates of the Argentine peso to the U.S. dollar and also the general business conditions in Argentina. 2001 revenue and operating income for our business in Argentina totaled $26.0 million and $9.1 million, respectively, and the Company's investment in that business totaled approximately $26 million at December 31, 2001.

Other

      Other consists solely of a subcontract, which expires at the end of May 2002, relating to the Company's lottery subsidiary. Revenue and operating income remained comparable at $9.6 million and $8.9 million, respectively, in all periods.

General Corporate

    General corporate expense in 2001 increased $3.1 million on higher incentive plan expense and increased $5.7 million in 2000 primarily due to higher technology costs and one-time expenses associated with our headquarters relocation.

Financial Condition

     Cash provided by operations increased 32% to $255.1 million in 2001, and free cash flow (operating cash flow less capital expenditures) increased 72% to $208 million. The improvement over 2000 was largely influenced by higher operating income from Core Businesses, aggressive management of receivables (days sales outstanding declined from 75 days in 2000 to 63 days in 2001), and a $24.8 million reduction in capital expenditures. Cash provided by operations in 2000 was $192.8 million. Operating cash flow has been sufficient to fund capital expenditures, dividend payments and scheduled maturities of long-term debt.

     During 2001, the Company's cash used in investing activities totaled $106.5 million compared to $263.0 million in 2000. The Company was less acquisitive in 2001 versus 2000 as its major focus was the spin-off of Certegy. Capital expenditures, exclusive of acquisitions and investments, amounted to $47.1 million in 2001 compared to $71.9 million in 2000. Total capital expenditures in 2002 are expected to approximate $50 million. Acquisitions and investments, net of cash acquired, declined from $346.8 million in 2000 to $68.7 million in 2001, largely due to the May 2000 CIS acquisition. Cash proceeds generated from the sale of businesses and other assets amounted to $12.4 million in 2001 and $157.5 million in 2000, and are principally associated with the City Directory sale in 2001 and the sales of our risk management and vehicle information businesses in 2000.

     In 2001, cash used by financing activities totaled $325.5 million compared to $16.4 million of cash generated in 2000. In 2001, the Company reduced its long-term debt $298.9 million through the repayment of borrowings under its revolving credit facility. Debt repayments were funded through operating cash flows and the cash dividend received from Certegy in conjunction with the spin-off. During the year, the Company acquired 2.15 million shares of stock at an investment of $49.5 million. Stock repurchases in 2000 amounted to $6.5 million, down from $210.2 million in 1999. The repurchases were temporarily suspended in 2000 to enable the Company to apply available cash to the repayment of debt incurred in connection with the CIS acquisition. At December 31, 2001, the Company's remaining authorization for share repurchases was approximately $45 million, and in February 2002, the Company's Board of Directors approved an additional $250 million for share repurchases. The Company continued its 89-year history of paying dividends, which totaled $32.3 million in 2001. Dividends were $20.0 million lower than 2000 as the Company reduced its quarterly dividend after the Certegy spin-off from $0.093 to $0.02 per share.

     At December 31, 2001, $367.5 million was available to the Company under its new $465 million revolving credit facility. Should CSC exercise its option to sell its credit reporting business to the Company (Note 10), additional sources of financing would be required. However, management believes the Company has sufficiently broad access to the capital markets to enable it to arrange alternative sources of financing. Alternative sources of funding available would include the public debt markets and additional bank lines of credit.

Inflation

     We do not believe that the rate of inflation has had a material effect on our operating results. However, inflation could adversely affect our future operating results if it were to result in a substantial weakening in economic conditions.

Critical Accounting Policies and Estimates

   The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect: the reported amounts of assets and liabilities at the date of the financial statements; the disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. Management regularly evaluates its estimates and assumptions. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   The Company's significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements. Management believes that the following accounting policies involve a higher degree of complexity and warrant specific description.

Valuation of Long-Lived Assets

   The Company regularly evaluates whether events or circumstances have occurred which indicate that the carrying amounts of long-lived assets (principally goodwill, purchased data files, systems development and other deferred costs, and investments in unconsolidated subsidiaries) may be impaired or not recoverable. The significant factors that are considered that could trigger an impairment review include: changes in business strategy, market conditions, or the manner of use of an asset; underperformance relative to historical or expected future operating results; and negative industry or economic trends. In evaluating an asset for possible impairment, management estimates that asset's future undiscounted cash flows to measure whether the asset is recoverable. If it is determined that the asset is not recoverable, the Company measures the impairment based on the projected discounted cash flows of the asset over its remaining life. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect these evaluations. In 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," which among other things, eliminates the amortization of goodwill and certain other intangible assets and requires that goodwill be evaluated annually for impairment by applying a fair value-based test. The Company adopted the standard effective January 1, 2002 for acquisitions prior to June 30, 2001, and, in accordance with the standard, will complete its first fair value-based impairment tests by June 30, 2002.

Deferred Tax Assets

   The Company estimates levels of future taxable income and utilizes prudent and feasible tax planning strategies in establishing and maintaining deferred tax assets (see Note 7 of Notes to Consolidated Financial Statements). If the Company is unable to realize all or part of its deferred tax assets in the future, the Company's effective tax rate could increase.

              CERTAIN FACTORS AFFECTING FORWARD LOOKING STATEMENTS

     The management's discussion and analysis, and other portions of this Form 10-K, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934. These forward-looking statements may include, among others, statements concerning the Company's outlook for 2002, volume and pricing trends, cost control measures and their results, effective income tax rates, the Company's expectations as to funding its capital expenditures and operations, and other statements relative to future plans and strategies. These statements are based on a number of assumptions that are inherently subject to significant uncertainties, many of which are beyond Equifax's control.

     Important factors that either individually or in the aggregate could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to, the following: a change in the growth rate of the economies within which the Company conducts business, particularly in the U.S., such that consumer spending and related consumer debt are impacted; a decline or change in the marketing techniques of credit card issuers; unexpected pricing pressures above and beyond the levels experienced in the past; U.S. and international regulatory or legislative changes which may adversely affect the businesses conducted by the Company; successful integration of acquisitions; risks associated with investments and operations in foreign countries, including regulatory environments, exchange rate fluctuations, and local political, social and economic factors; successful development and marketing of new products and services to existing and new industries; protection and validity of patent and other intellectual property rights; successful incorporation of technological change; control and reduction of cost and expense; interest rate fluctuations; changes in U.S. and global financial and equity markets, including market disruptions and significant interest rate fluctuations, which may impede the Company's access to, or increase the cost of, external financing; increased competitive pressures both domestically and internationally; and other risks or unforeseen factors including those described below.

We depend on our customers' requirements for consumer credit information. If these requirements decrease, our business might be adversely affected.

Our core product is our consumer credit reports. In general, the usage of credit reports and related services is driven by consumer demand for credit via new credit cards, automobile loans, home mortgages and refinancings and other consumer loans and lenders' efforts to develop new, and monitor existing, credit relationships. Consumer demand for credit tends to increase during periods of economic expansion. On the other hand, lenders' efforts to monitor existing credit relationships tend to increase during periods of economic contraction. Consequently, revenue from consumer credit information products is influenced by cyclical economic trends related to consumer spending and debt.

We rely on demand for consumer information services. Our business might be negatively affected by a decline in demand.

We provide value-added consumer information services including direct marketing products and services to our traditional customers, as well as to catalog, publishing, high-tech, travel and manufacturing clients. Direct marketing products also include data capture, database management, and registration card programs for consumer durable goods manufacturers. In the event that consumers begin to buy fewer of the types of products and services that have in the past been marketed and sold through direct marketing, or if direct marketing loses effectiveness in comparison to other methods of advertising, use of our direct marketing products and services could lessen and, consequently, our revenues and profits could decline.

We rely on external data sources. Loss of access to credit and other data from external sources could negatively impact our business.

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

Changes in government regulation could increase our costs or otherwise affect our profits.

Our business involves collection of consumer and business data and distribution of such information to businesses making credit and marketing decisions. Consequently, certain of our activities and services are subject to regulation under various federal laws, including the Fair Credit Reporting Act and the Gramm-Leach-Bliley Act, as well as similar state laws. We are also subject to privacy and consumer credit laws and regulations in foreign countries where we do business.

We have no reason to believe that additional regulations will be imposed that will have a material adverse effect on our business. However, further federal, state and local data use regulations may affect our operations with increased compliance requirements and potential loss of revenue or decrease in profits.

Competition could hurt our business.

Equifax operates in a number of geographic, product and service markets, which are highly competitive. We primarily compete with two global consumer credit reporting companies, Experian Information Solutions, Inc. and Trans Union LLC, which offer credit reporting products that are similar to those we offer. We also compete with these and other companies that offer marketing information products and services, including Acxiom Corporation and InfoUSA, Inc.

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

     The above factors that may affect future performance and the accuracy of forward-looking statements are illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk, primarily from changes in foreign currency exchange rates and changes in interest rates.

In the normal course of business, the balance sheets and results of operations of the Company's foreign subsidiaries can be impacted by changes in foreign currency exchange rates. The Company's position is to not hedge translational foreign currency exchange risks. However, the Company does hedge material transactional foreign currency exchange risks, and at December 31, 2001, the exchange risks associated with the Company's intercompany advances to its U.K. operations, as well as the intercompany balances associated with funding its Italy acquisition were hedged by having a portion of the borrowings under its revolving credit facility denominated in those respective currencies.

The Company manages its exposure to changes in interest rates by (1) maintaining an appropriate weighted average debt maturity and (2) controlling the mix of fixed and variable rate debt, in part by using interest rate swap agreements. The Company's earnings can be affected by the impact that changes in interest rates have on its variable-rate obligations. At December 31, 2001, approximately $358 million (47%) of the Company's short-term and long-term debt was in variable-rate facilities. At this level, if market interest rates increased 1%, interest expense would increase approximately $3.6 million per year (pre-tax).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements

Consolidated Statements of Income for each of the three years ended
  December 31, 2001                                                         18

Consolidated Statements of Cash Flows for each of the three years ended
   December 31, 2001                                                        19

Consolidated Balance Sheets at December 31, 2001 and 2000                   20

Consolidated Statements of Shareholders' Equity and Comprehensive Income
  for each of the three years ended December 31, 2001                       21

Notes to Consolidated Financial Statements                                  22

Report of Independent Public Accountants                                    38

                                  EQUIFAX INC.
                        CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)
-------------------------------------------------------------------------------------------
Year Ended December 31                                            2001      2000     1999
-------------------------------------------------------------------------------------------
Operating revenue                                              $1,139.0  $1,189.2  $1,092.7
                                                               --------  --------  --------
Costs and expenses:
   Costs of services                                              488.7     562.3     559.9
   Selling, general and administrative  expenses                  336.1     318.3     246.5
   Restructuring and other charges (Note 5)                        60.4         -         -
                                                               --------  --------  --------
          Total costs and expenses                                885.2     880.6     806.4
                                                               --------  --------  --------
Operating income                                                  253.8     308.6     286.3
   Other income (expense), net                                     (1.2)      3.7      10.8
   Interest expense                                               (47.8)    (55.8)    (42.2)
   Minority interests in earnings                                  (2.2)     (7.1)     (7.3)
                                                               --------  --------  --------
Income from continuing operations before income taxes             202.6     249.4     247.6
   Provision for income taxes                                     (85.3)   (108.3)    (99.9)
                                                               --------  --------  --------
Income from continuing operations                                 117.3     141.1     147.7
                                                               --------  --------  --------
Discontinued operations (Note 2):
Income from discontinued operations, net of income
   taxes of $21.4, $49.1, and $50.2, respectively                  33.6      86.9      68.2
Costs associated with effecting the spin-off, net of
   income tax benefit of $8.1                                     (28.4)        -         -
                                                               --------  --------  --------
Total discontinued operations                                       5.2      86.9      68.2
                                                               --------  --------  --------
Net income                                                     $  122.5  $  228.0  $  215.9
                                                               ========  ========  ========

Per common share (basic):
   Income from continuing operations                           $   0.86  $   1.05  $   1.07
   Discontinued operations                                         0.04      0.65      0.50
                                                               --------  --------  --------
   Net income                                                  $   0.90  $   1.70  $   1.57
                                                               ========  ========  ========
Shares used in computing basic earnings per share                 136.8     134.4     137.5
                                                               ========  ========  ========
Per common share (diluted):
   Income from continuing operations                           $   0.84  $   1.04  $   1.06
   Discontinued operations                                         0.04      0.64      0.49
                                                               --------  --------  --------
   Net income                                                  $   0.88  $   1.68  $   1.55
                                                               ========  ========  ========
Shares used in computing diluted earnings per share               139.0     136.0     139.6
                                                               ========  ========  ========
Dividends per common share                                     $  0.225  $  0.370  $  0.363
                                                               ========  ========  ========


See notes to consolidated financial statements.

                                  EQUIFAX INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


(In millions)
-------------------------------------------------------------------------------------------------------------
Year Ended December 31                                                2001           2000            1999
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                       $ 122.5         $ 228.0        $ 215.9
  Adjustments to reconcile net income to net cash provided
    by operating activities of continuing operations:
      Income from discontinued operations                            (33.6)          (86.9)         (68.2)
      Costs associated with effecting the spin-off                    28.4               -              -
      Depreciation and amortization                                  106.2           106.2           89.6
      Restructuring and other charges                                 60.4               -              -
      Income tax benefit from stock plans                              4.5             5.6            2.0
      Loss (gain) from sale of businesses                              5.8             4.2           (4.1)
      Changes in assets and liabilities, excluding effects of
          acquisitions:
        Accounts receivable, net                                      16.1           (33.4)          (5.4)
        Current liabilities, excluding debt                          (31.3)           (7.3)         (22.2)
        Other current assets                                          (0.6)          (13.0)           5.0
        Deferred income taxes                                          8.2            19.6           18.2
        Other long-term liabilities, excluding debt                  (17.4)          (13.0)          (5.4)
        Other assets                                                 (14.1)          (17.2)         (36.8)
                                                                   -------         -------        -------
Cash provided by operating activities                                255.1           192.8          188.6
                                                                   -------         -------        -------

Investing activities:
    Additions to property and equipment                              (13.0)          (26.0)         (29.6)
    Additions to other assets, net                                   (34.1)          (45.9)         (41.1)
    Acquisitions, net of cash acquired                               (43.5)         (336.6)         (24.2)
    Investments in unconsolidated affiliates                         (25.2)          (10.2)             -
    Proceeds from sale of businesses                                   5.4           149.2            8.1
    Proceeds from sale of assets                                       7.0             8.3              -
    Deferred payments on prior year acquisitions                      (3.1)           (1.8)             -
                                                                   -------         -------        -------
Cash used by investing activities                                   (106.5)         (263.0)         (86.8)
                                                                   -------         -------        -------

Financing activities:
    Net short-term borrowings                                          9.3           (21.0)          33.1
    Additions to long-term debt                                          -            73.0           70.2
    Payments on long-term debt                                      (298.9)           (3.3)          (5.4)
    Treasury stock purchases                                         (42.3)           (6.5)        (210.2)
    Dividends paid                                                   (32.3)          (52.3)         (52.0)
    Proceeds from exercise of stock options                           36.4            23.2            7.0
    Other                                                              2.3             3.3            3.1
                                                                   -------         -------        -------
Cash (used) provided by financing activities                        (325.5)           16.4         (154.2)
                                                                   -------         -------        -------
Effect of foreign currency exchange rates on cash                     (5.6)           (5.3)          (7.2)
Cash provided by discontinued operations                             156.1            15.7           94.8
                                                                   -------         -------        -------
(Decrease) increase in cash and cash equivalents                     (26.4)          (43.4)          35.2
Cash and cash equivalents, beginning of year                          59.6           103.0           67.8
                                                                   -------         -------        -------
Cash and cash equivalents, end of year                             $  33.2         $  59.6        $ 103.0
                                                                   =======         =======        =======


See notes to consolidated financial statements.

                                           EQUIFAX INC.
                                  CONSOLIDATED BALANCE SHEETS

(In millions, except par values)
--------------------------------------------------------------------------------------------------
December 31                                                                    2001         2000
--------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                 $   33.2     $   59.6
   Trade accounts receivable, net of allowance for doubtful
     accounts of $14.0 in 2001 and $16.5 in 2000                                197.0        226.0
   Other receivables                                                             69.2         66.2
   Deferred income tax assets                                                    26.4         18.4
   Other current assets                                                          32.2         33.6
                                                                             --------     --------
     Total current assets                                                       358.0        403.8
                                                                             --------     --------
Property and Equipment:
   Land, buildings and improvements                                              32.3         31.0
   Data processing equipment and furniture                                      134.9        150.5
                                                                             --------     --------
                                                                                167.2        181.5
   Less accumulated depreciation                                                112.0        115.5
                                                                             --------     --------
                                                                                 55.2         66.0
                                                                             --------     --------
Goodwill                                                                        516.5        557.0
Purchased Data Files                                                            207.0        209.4
Other Assets                                                                    285.9        329.1
Net Assets of Discontinued Operations                                               -        327.8
                                                                             --------     --------
                                                                             $1,422.6     $1,893.1
                                                                             ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Short-term debt and current maturities                                    $   62.0     $   54.2
   Accounts payable                                                              13.2         16.8
   Accrued salaries and bonuses                                                  26.5         24.5
   Income taxes payable                                                           4.0         16.4
   Other current liabilities                                                    170.2        155.2
                                                                             --------     --------
     Total current liabilities                                                  275.9        267.1

Long-Term Debt                                                                  693.6        993.4
Deferred Revenue                                                                 17.2         32.9
Deferred Income Tax Liabilities                                                  88.6         80.1
Other Long-Term Liabilities                                                     103.8        136.0
                                                                             --------     --------
     Total liabilities                                                        1,179.1      1,509.5
                                                                             --------     --------
Commitments and Contingencies (Note 10)
Shareholders' Equity:
   Preferred stock, $0.01 par value: Authorized - 10.0; Issued - none               -            -
   Common stock, $1.25 par value:
     Authorized shares - 300.0
     Issued shares - 178.4 in 2001 and 176.0 in 2000
     Outstanding shares - 136.2 in 2001 and 135.8 in 2000                       223.0        220.0
   Paid-in capital                                                              376.7        336.5
   Retained earnings                                                            758.8        902.5
   Accumulated other comprehensive income                                      (197.2)      (206.1)
   Treasury stock, at cost, 35.2 shares in 2001
     and 33.1 shares in 2000 (Note 8)                                          (828.0)      (779.0)
   Stock held by employee benefits trusts, at cost,
     7.0 shares in 2001 and 7.1 shares in 2000 (Note 8)                         (89.8)       (90.3)
                                                                             --------     --------
  Total shareholders' equity                                                    243.5        383.6
                                                                             --------     --------
                                                                             $1,422.6     $1,893.1
                                                                             ========     ========

See notes to consolidated financial statements.


                                                              EQUIFAX INC.
                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                 Common Stock:                       Accumulative              Stock Held   Total
                                            -------------------                        Other                  By Employee   Share-
                                               Shares            Paid-In   Retained  Comprehensive  Treasury    Benefits   holders'
(In millions)                               Outstanding  Amount  Capital   Earnings    Income        Stock      Trusts      Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                     140.0    $ 217.2  $ 286.5   $562.9   $ (35.1)       $(606.1)    $ (59.0)     $ 366.4

   Net income                                      -          -        -    215.9         -              -           -        215.9
   Other comprehensive income                      -          -        -        -    (126.9)             -           -       (126.9)
   Shares issued under stock plans               0.6        0.6      6.9        -         -            0.1         0.6          8.2
   Shares contributed to U.S.
      retirement plan                            0.3          -      7.0        -         -              -         3.0         10.0
   Treasury stock purchased                     (6.9)         -        -        -         -         (210.2)          -       (210.2)
   Cash dividends                                  -          -        -    (52.0)        -              -           -        (52.0)
   Income tax benefit from stock plans             -          -      2.1        -         -              -           -          2.1
   Dividends from employee benefits trusts         -          -      2.0        -         -              -           -          2.0
                                             ---------------------------------------------------------------------------------------

Balance, December 31, 1999                     134.0      217.8    304.5    726.8    (162.0)        (816.2)      (55.4)       215.5

   Net income                                      -          -        -    228.0         -              -           -        228.0
   Other comprehensive income                      -          -        -        -     (44.1)             -           -        (44.1)
   Shares issued under stock plans               1.8        2.2     21.1        -         -            0.4         0.4         24.1
   Treasury stock purchased                     (0.3)         -        -        -         -           (6.5)          -         (6.5)
   Treasury stock reissued for
      acquisitions                               0.3          -      2.6        -         -            8.0           -         10.6
   Cost of treasury stock transferred to
      employee benefits trust                      -          -        -        -         -           35.3       (35.3)           -
   Cash dividends                                  -          -        -    (52.3)        -              -           -        (52.3)
   Income tax benefit from stock plans             -          -      5.6        -         -              -           -          5.6
   Dividends from employee benefits trusts         -          -      2.7        -         -              -           -          2.7
                                             ---------------------------------------------------------------------------------------

Balance, December 31, 2000                     135.8      220.0    336.5    902.5    (206.1)        (779.0)      (90.3)       383.6

   Net income                                      -          -        -    122.5         -              -           -        122.5
   Other comprehensive income                      -          -        -        -     (67.3)             -           -        (67.3)
   Shares issued under stock plans               2.5        3.0     33.7        -         -            0.5         0.5         37.7
   Treasury stock purchased                     (2.1)         -        -        -         -          (49.5)          -        (49.5)
   Cash dividends                                  -          -        -    (32.3)        -              -           -        (32.3)
   Spin-off of Certegy Inc.                        -          -        -   (233.9)     76.2              -           -       (157.7)
   Income tax benefit from stock plans             -          -      4.9        -         -              -           -          4.9
   Dividends from employee benefits trusts         -          -      1.6        -         -              -           -          1.6
                                             ---------------------------------------------------------------------------------------

Balance, December 31, 2001                     136.2    $ 223.0  $ 376.7  $ 758.8   $(197.2)       $(828.0)    $ (89.8)     $ 243.5
                                             =======================================================================================


Accumulated Other Comprehensive Income consists of the following components at December 31:

                                               2001      2000     1999     1998
                                             ------------------------------------

Foreign currency translation                 $(191.8)   $(202.8) $(157.3) $(29.0)
Minimum liability under supplemental
  retirement plan                               (4.6)      (3.3)    (4.7)   (6.1)
Cash flow hedging transactions                  (0.8)         -        -       -
                                             ------------------------------------
                                             $(197.2)   $(206.1) $(162.0) $(35.1)
                                             ====================================

Comprehensive Income is as follows:

                                               2001       2000     1999
                                             ----------------------------
Net income                                   $ 122.5    $ 228.0  $ 215.9
Other comprehensive income:
   Foreign currency translation adjustment     (65.2)     (45.5)  (128.3)
   Adjustment for minimum liability under
     supplemental retirement plan               (1.3)       1.4      1.4
   Change in cumulative loss from
     cash flow hedging transactions             (0.8)         -        -
                                             ----------------------------
                                             $  55.2    $ 183.9  $  89.0
                                             ============================


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Principles of Consolidation   The consolidated financial statements include the
accounts of the Company and its majority-owned and controlled subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the current year presentation. The historical financial statements presented have been restated to reflect the spin-off of Certegy Inc. (Note 2).

Nature of Operations   The Company principally provides information services to
businesses to help them grant credit and market to their customers (see Note 12 for segment information). The primary markets include retailers, banks and other financial institutions, the transportation, telecommunications, utility, and manufacturing industries, as well as consumers and government. The Company's operations are predominantly located within the United States, with foreign operations principally located in Canada, the United Kingdom, and Brazil.

Use of Estimates   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Revenue Recognition and Deferred Revenue   Revenues from the delivery of
consumer and commercial credit information and related products and services are recognized at the time of delivery based on a fixed unit price or, in the case of subscription contracts, which provide credit reports or products to customers for a specified period of time, revenues are recognized over the subscription term. Revenues from credit marketing services are based on the number of records sold and are recognized as data is delivered and accepted by the customer.

Revenues from direct marketing products and services are based on the number of records processed or delivered and are recognized when products are delivered or services are performed. The Company also licenses its direct marketing data to customers and recognizes revenues when the data is delivered. For arrangements that include ongoing data updates and other significant obligations throughout the license term, revenues are recognized over the license term.

Amounts billed in advance are recorded as current or long-term deferred revenue on the balance sheet, with current deferred revenue reflecting services expected to be provided within the next twelve months. Current deferred revenue is included with other current liabilities in the accompanying consolidated balance sheets, and as of December 31, 2001 and 2000, totaled $21.8 million and $32.2 million, respectively. In 1996, the Company received a one-time payment of $58 million related to a lottery subcontract and recognized $5.4 million in revenue. The remaining balance is being recognized as revenue over the term of the contract, with $9.6 million per year recognized in 1997 through 2001. The unrecognized balance at December 31, 2001, totaled $4.4 million. In conjunction with the divestiture of the Company's U.S. risk management and Canadian risk management businesses in October 2000 (Note 4), certain of the proceeds received related to contracts to provide credit information products and services to the buyers over the next five to six years and were recorded in current and long-term deferred revenue. At December 31, 2001, $19.0 million remained unrecognized, with $14.7 million included in long-term deferred revenue in the accompanying consolidated balance sheets. This deferred revenue will be recognized as the contracted products and services are provided.

Earnings Per Share   Basic EPS is calculated as income available to common
stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. The income amount used in the Company's EPS calculations is the same for both basic and diluted EPS. A reconciliation of the average outstanding shares used in the two calculations is as follows:

(In millions)                                     2001    2000    1999
------------------------------------------------------------------------
Weighted average shares outstanding (basic)       136.8   134.4   137.5
Effect of dilutive securities:
   Stock options                                    2.1     1.4     1.9
   Long-term incentive plans                        0.1     0.2     0.2
------------------------------------------------------------------------
Weighted average shares outstanding (diluted)     139.0   136.0   139.6
========================================================================

Property and Equipment   The cost of property and equipment is depreciated
primarily on the straight-line basis over estimated asset lives of 30 to 50 years for buildings; useful lives, not to exceed lease terms, for leasehold improvements; three to five years for data processing equipment; and eight to 20 years for other fixed assets.

Goodwill   Goodwill is amortized on a straight-line basis predominantly over periods from 20 to 40 years. Amortization expense was $25.4 million in 2001, $24.4 million in 2000, and $19.7 million in 1999. As of December 31, 2001 and 2000, accumulated amortization balances were $94.5 million and $75.8 million, respectively.

In 2001, the FASB issued Statement No. 141, "Business Combinations" (SFAS 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 eliminates pooling-of-interests accounting and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 eliminates the amortization of goodwill and certain other intangible assets and requires that goodwill be evaluated for impairment by applying a fair value-based test. The Company adopted the standard effective June 30, 2001 for all subsequent acquisitions, and adopted the standard effective January 1, 2002 for all acquisitions that occurred prior to June 30, 2001. The Company expects to complete its first fair value-based impairment tests by June 30, 2002.

Purchased Data Files   Purchased data files are amortized on a straight-line
basis primarily over 15 years. Amortization expense was $21.8 million in 2001, $20.2 million in 2000, and $17.6 million in 1999. As of December 31, 2001 and 2000, accumulated amortization balances were $136.6 million and $118.0 million, respectively.

Other Assets   Other assets at December 31, 2001 and 2000 consist of the
following:

(In millions)                                             2001       2000
--------------------------------------------------------------------------
Systems development and other deferred costs             $81.5      $86.3
Purchased software                                        28.6       49.3
Prepaid pension cost                                      97.3       98.2
Risk management purchased paper (Note 4)                  31.2       59.1
Investments in unconsolidated companies                   26.3       12.4
Other                                                     21.0       23.8
--------------------------------------------------------------------------
                                                        $285.9     $329.1
==========================================================================

Purchased software and systems development and other deferred costs are being amortized on a straight-line basis over five to ten years. Amortization expense for other assets was $38.7 million in 2001, $36.7 million in 2000, and $27.9 million in 1999. As of December 31, 2001 and 2000, accumulated amortization balances were $117.6 million and $121.5 million, respectively. The Company has entered into several strategic investments in privately held companies totaling $26.3 million and $12.4 million at December 31, 2001 and 2000, respectively. These investments are accounted for under either the cost method or the equity method, depending on the level of influence the Company has over the investment entity. The Company regularly reviews these investments for impairment issues, and in the fourth quarter 2001, the Company wrote off investments totaling $6.9 million (Note 5). The Company believes that these investments are appropriately valued at December 31, 2001.

Long-Lived Assets   Long-lived assets include property and equipment, goodwill, purchased data files, and other assets. The Company regularly evaluates whether events and circumstances have occurred which indicate that the carrying amount of long-lived assets may warrant revision or may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted net cash flows of the related business over the remaining life of the asset in measuring whether the asset is recoverable.

Foreign Currency Translation   The functional currency of the Company's foreign
subsidiaries are those subsidiaries' local currencies. The assets and liabilities of foreign subsidiaries are translated at the year-end rate of exchange, and income statement items are translated at the average rates prevailing during the year. The resulting translation adjustment is recorded as a component of shareholders' equity. Gains and losses resulting from the translation of intercompany balances of a long-term investment nature are also recorded as a component of shareholders' equity. Other foreign currency translation gains and losses, which are not material, are recorded in the consolidated statements of income.

Consolidated Statements of Cash Flows   The Company considers cash equivalents
to be short-term cash investments with original maturities of three months or less.

Cash paid for income taxes and interest from continuing operations is as follows:

(In millions)                                        2001     2000     1999
----------------------------------------------------------------------------
Income taxes, net of amounts refunded               $78.4    $81.7    $93.7
Interest                                             49.7     56.0     41.6

In 2001, 2000, and 1999, the Company acquired various businesses that were accounted for as purchases (Note 3). In conjunction with these transactions, liabilities were recorded as follows:

(In millions)                                        2001     2000    1999
---------------------------------------------------------------------------
Fair value of assets acquired                       $50.4   $368.2   $24.8
Cash paid for acquisitions                           44.4    334.8    22.2
Value of treasury stock reissued for acquisitions      --     10.6      --
---------------------------------------------------------------------------
Liabilities recorded                                $ 6.0   $ 22.8   $ 2.6
===========================================================================

Financial Instruments   The Company's financial instruments consist primarily of
cash and cash equivalents, accounts and notes receivable, accounts payable, and short-term and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to their short maturity. As of December 31, 2001, the fair value of the Company's long-term debt (determined primarily by broker quotes) was $686.7 million compared to its carrying value of $693.6 million.

Derivative Instruments and Hedging Activities   Effective January 1, 2001, the
Company adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires that a company recognize derivatives as assets or liabilities on its balance sheet, and also requires that the gain or loss related to the effective portion of derivatives designated as cash flow hedges be recorded as a component of other comprehensive income.

At December 31, 2001, the Company has an interest rate swap agreement in effect that fixes the interest rate for one of its variable rate obligations through its duration in 2010. This derivative has been designated as a cash flow hedge, was documented as fully effective, and at December 31, 2001, was valued as a liability totaling $1.4 million. This liability is included with other current liabilities in the accompanying consolidated balance sheets, and the related loss was recorded, net of income tax, as a component of accumulated other comprehensive loss.

At December 31, 2001, the Company also has interest rate swap agreements in place to float the interest rate on $200 million of its fixed rate senior notes through their maturity date in 2005. These derivatives have been designated as fair value hedges and are fully effective. The value of these swaps was $1.7 million at December 31, 2001, and was recorded as an asset along with a corresponding increase in long-term debt.

2. DISCONTINUED OPERATIONS

On July 7, 2001, the Company completed the spin-off of its Payment Services business segment (Certegy Inc. or Certegy) through a tax free dividend of all of its Certegy stock to Equifax shareholders. Shareholders received a dividend of one share of Certegy stock for each two shares of Equifax stock owned. This non-cash dividend totaled $233.9 million. Also in connection with the spin-off, the Company reduced debt by $275 million in July 2001 following Certegy's cash dividend of that amount to the Company.

As a result of the spin-off, the Company's financial statements have been prepared with Certegy's net assets, results of operations, and cash flows isolated and shown as "discontinued operations." All historical statements have been restated to conform with this presentation. Also as a result of the spin-off, during the second quarter of 2001 the Company recorded an expense of $36.5 million ($28.4 million after tax, or $0.21 per share) to accrue the costs associated with effecting the spin-off. These costs include fees for investment bankers, legal and accounting services, duplicate software licenses, and various other directly related expenses. This expense has been included as a component of discontinued operations in the accompanying statements of income and cash flows. In 2001, charges to this reserve totaled $33.5 million, and the remaining reserve of $3.0 million at December 31, 2001 is included in other current liabilities in the accompanying consolidated balance sheets.

Summarized financial information for the discontinued operation is as follows:

(In millions)                                 2001      2000      1999
-----------------------------------------------------------------------
Revenue                                     $398.3    $776.7    $680.0
Income before income taxes                    56.0     137.1     118.3
Net Income                                    33.6      86.9      68.2

(In millions)                                                December 31, 2000
------------------------------------------------------------------------------
Current assets                                                          $201.2
Total assets                                                             504.4
Current liabilities                                                      159.1
Total liabilities                                                        176.6
Net assets of discontinued operations                                    327.8

3. ACQUISITIONS

In 2001, the Company acquired the credit files of five affiliated credit reporting agencies located in the United States and 13 agencies in Canada, as well as an information services business in Uruguay. These acquisitions were accounted for as purchases and had a total purchase price of $48.9 million. They were acquired for cash of $44.4 million and notes payable of $4.5 million. They resulted in $20.5 million of goodwill and $27.2 million of purchased data files. Their results of operations have been included in the consolidated statements of income from their respective dates of acquisition and were not material. During the first quarter of 2002, the Company expects to complete the purchase of the remaining 20% of its 80% owned information services company in Brazil. The purchase price is currently estimated to be approximately $36 million.

During 2000, the Company acquired or increased its ownership in the following businesses:

                                                       Month           Industry             Percentage
Business                                               Acquired        Segment               Ownership
--------------------------------------------------------------------------------------------------------
Organizacion Veraz S.A. (Argentina)                    December        Latin America            79.5% 1
SEK S.r.l. and AIF Gruppo Securitas S.r.l. (Italy)     November        Europe                  100.0%
Compliance Data Center, Inc.                           October         North America           100.0%
Consumer Information Solutions (CIS) Group
     of R.L. Polk & Co.                                May             North America           100.0%
Propago, S.A. (Chile)                                  January         Latin America           100.0%

1 Increased to 79.5% from 66.7% acquired in 1997 and 1994

In 2000, in addition to the businesses above, the Company acquired the credit files of 12 credit affiliates located in the United States and 14 affiliates in Canada. All of the 2000 acquisitions were accounted for as purchases and had an aggregate purchase price of $348.4 million, with $218.1 million allocated to goodwill and $78.8 million allocated to purchased data files. They were purchased with a combination of cash totaling $334.8 million, the re-issuance of treasury stock with a fair market value of $10.6 million, and notes payable of $3.0 million. Their results of operations have been included in the consolidated statements of income from the dates of acquisition and were not material.

In 1999, the Company acquired the credit files of 14 credit affiliates located in the United States and three credit affiliates in Canada. They were accounted for as purchases and had an aggregate purchase price of $24.2 million, with $7.5 million allocated to goodwill and $16.0 million allocated to purchased data files. Their results of operations have been included in the consolidated statements of income from the dates of acquisition and were not material.

4. DIVESTITURES

In October 2001, the Company sold its City Directory business which had been acquired from R.L. Polk & Co. in May 2000. The resulting pre-tax loss of $5.8 million ($4.9 million after tax, or $0.035 per share) was recorded in the consolidated statement of income as a charge to other income in September 2001.

In October 2000, the Company sold its risk management businesses located in the U.S., Canada, and the U.K., and in December 2000, sold its vehicle information business in the U.K., as well as a direct marketing business in Canada that was a small component of the CIS group acquired earlier in the year from R.L. Polk & Co. Proceeds from these sales included cash of $149.2 million (net of cash sold) and a $41 million note receivable from one of the buyers, and resulted in a pre-tax loss of $4.2 million recorded in other income. Approximately $25.5 million of the proceeds received in the U.S. and Canadian risk management sales related to exclusive contracts to provide the buyers with credit information products and services over several years, and was recorded in current and long-term deferred revenue. In conjunction with the U.S. risk management sale, the Company guaranteed approximately $60 million of the buyer's third-party acquisition financing which related to a portfolio of purchased paper. Since this purchased paper financing was entirely guaranteed by the Company, the amount guaranteed has been recorded in other assets and other long-term liabilities in the accompanying consolidated balance sheets. These corresponding asset and liability balances will be reduced as the buyer makes principal payments on their loan and the Company's guarantee is reduced. The balances totaled $59.1 million at December 31, 2000, and $31.2 million at December 31, 2001.

In June 1999, the Company sold three risk management offices located in the U.S. Proceeds from these sales totaled $8.1 million and resulted in a gain of $4.1 million recorded in other income ($1.7 million after tax, or $.01 per share).

5. RESTRUCTURING AND OTHER CHARGES

In the fourth quarter of 2001, the Company recorded restructuring and other charges (discussed below) of $60.4 million ($35.3 million after tax, or $0.25 per share).

The Company implemented a restructuring plan to align the Company's cost structure with changing market conditions, reduce expenses and improve efficiencies, particularly in international operations. The plan includes headcount reductions of approximately 700 employees, primarily located in the Company's international operations. The restructuring charge totaled $37.2 million, and consists of severance costs associated with headcount reductions and other related costs, including reserves to reflect the Company's estimated exposure on facilities to be vacated or consolidated. In 2001, charges to the restructuring reserve totaled $8.8 million, and the remaining reserve of $28.4 million at December 31, 2001 is included in other current liabilities in the accompanying consolidated balance sheets. The majority of the remaining severance and related charges are expected to be incurred in 2002, with charges related to real estate rental obligations being incurred over the next several years.

Due to changes in market conditions and the Company's technology strategy, the Company recorded an impairment charge of $23.2 million to write down certain technology investments, including $6.9 million of investments in several third party technology companies.

6. LONG-TERM DEBT AND SHORT-TERM BORROWINGS

Long-term debt at December 31, 2001 and 2000 was as follows:

(In millions)                                                           2001     2000
--------------------------------------------------------------------------------------
Senior Notes, 6.5%, due 2003, net of  unamortized
     discount of $0.2 million in 2001 and $0.3 million in 2000        $199.8   $199.7
Senior Notes, 6.3%, due 2005, net of  unamortized
     discount of $0.6 million in 2001 and $0.8 million in 2000         249.4    249.2
Senior Debentures, 6.9%, due 2028, net of  unamortized
     discount of $1.3 million in 2001 and $1.4 million in 2000         148.7    148.6
Borrowings under revolving credit facilities,
     weighted average rate of 3.0% at December 31, 2001                 90.9    390.5
Other                                                                    8.7      8.1
--------------------------------------------------------------------------------------
                                                                       697.5    996.1
Less current maturities                                                  3.9      2.7
--------------------------------------------------------------------------------------
                                                                      $693.6   $993.4
======================================================================================

In October 2001, the Company replaced its $750 million revolving credit facility with a new, committed $465 million revolving credit facility with a group of commercial and investment banks. The new facility is composed of a $160 million, 364-day portion and a $305 million, multi-year portion. The multi-year portion expires in October 2004. The agreement provides for borrowings tied to Base Rate, LIBOR and competitive bid interest rate options and contains certain financial covenants related to interest coverage, funded debt to cash flow, and limitations on subsidiary indebtedness. At December 31, 2001, $27.5 million of the revolving credit facility's outstanding balance was denominated in foreign currencies. Portions of these foreign denominated obligations are used to hedge the impacts of foreign exchange rate fluctuations related to inter-company advances between the Company and several of its foreign subsidiaries.

Scheduled maturities of long-term debt during the five years subsequent to December 31, 2001, are as follows:

    (In millions)                    Amount
    ----------------------------------------
    2002                             $  3.9
    2003                              201.1
    2004                               92.4
    2005                              251.2
    2006                                0.1

The Company's short-term borrowings at December 31, 2001 and 2000, totaled $58.1 million and $51.5 million, respectively, and consisted primarily of notes payable to banks. These notes had a weighted average interest rate of 3.30% at December 31, 2001 and 6.25% at December 31, 2000. In October 2001, a Canadian subsidiary of the Company entered into a C$100 million loan, renewable annually, with a bank. The loan agreement provides interest rate options tied to Prime, Base Rate, LIBOR, and Canadian Banker's Acceptances, and contains financial covenants related to interest coverage, funded debt to cash flow, and limitations on subsidiary indebtedness. Borrowings under this loan (which are included in the short-term borrowings totals above) at December 31, 2001 and 2000 were C$76.0 million and C$69.0 million, respectively.

7. INCOME TAXES

The Company records deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities.

The provision for income taxes from continuing operations consists of the following:

(In millions)                                     2001     2000    1999
------------------------------------------------------------------------
Current:
     Federal                                     $65.7    $60.6   $58.6
     State                                         8.4      2.9     8.9
     Foreign                                       5.7     25.6    16.8
------------------------------------------------------------------------
                                                  79.8     89.1    84.3
------------------------------------------------------------------------

Deferred:
     Federal                                       5.7     10.8     6.5
     State                                        (2.5)     2.2     1.7
     Foreign                                       2.3      6.2     7.4
------------------------------------------------------------------------
                                                   5.5     19.2    15.6
------------------------------------------------------------------------
                                                 $85.3   $108.3   $99.9
========================================================================

The provision for income taxes from continuing operations is based on income from continuing operations before income taxes, as follows:

(In millions)                                     2001     2000      1999
--------------------------------------------------------------------------
United States                                   $197.6   $216.3    $211.7
Foreign                                            5.0     33.1      35.9
--------------------------------------------------------------------------
                                                $202.6   $249.4    $247.6
==========================================================================

The provision for income taxes from continuing operations is reconciled with the federal statutory rate, as follows:

(In millions)                                                            2001      2000    1999
-------------------------------------------------------------------------------------------------
Federal statutory rate                                                   35.0%     35.0%    35.0%
-------------------------------------------------------------------------------------------------

Provision computed at federal statutory rate                            $70.9    $ 87.3    $86.7
State and local taxes, net of federal tax benefit                         3.8       3.3      6.9
Nondeductible goodwill (including amounts related to divestitures)        6.7       8.8      4.4
Foreign                                                                   1.3       4.0      2.1
Other                                                                     2.6       4.9     (0.2)
-------------------------------------------------------------------------------------------------
                                                                        $85.3    $108.3    $99.9
=================================================================================================

Components of the Company's deferred income tax assets and liabilities at December 31, 2001 and 2000 are as follows:

(In millions)                                                   2001      2000
-------------------------------------------------------------------------------
Deferred income tax assets:
     Reserves and accrued expenses                          $  30.0  $   15.5
     Postretirement benefits                                   10.0       9.7
     Employee compensation programs                             9.9      13.5
     Deferred revenue                                           4.7       9.9
     Net operating loss carryforwards of subsidiaries           1.3       1.4
     Foreign tax credit carryforwards                          28.5      26.6
     Other                                                      4.6       8.0
-------------------------------------------------------------------------------
                                                               89.0      84.6
===============================================================================
Deferred income tax liabilities:
     Data files and other assets                              (54.4)    (60.6)
     Depreciation                                              (0.5)     (2.0)
     Pension expense                                          (40.8)    (38.3)
     Undistributed earnings of foreign subsidiaries           (36.3)    (33.6)
     Other                                                    (19.2)    (11.8)
-------------------------------------------------------------------------------
                                                             (151.2)   (146.3)
-------------------------------------------------------------------------------
Net deferred income tax liability                           $ (62.2)  $ (61.7)
===============================================================================

The Company's deferred income tax assets and liabilities at December 31, 2001 and 2000, are included in the accompanying consolidated balance sheets as follows:

(In millions)                                          2001    2000
----------------------------------------------------------------------
Deferred income tax assets                           $ 26.4   $ 18.4
Deferred income tax liabilities                       (88.6)   (80.1)
----------------------------------------------------------------------
Net deferred income tax liability                    $(62.2)  $(61.7)
======================================================================

Accumulated undistributed retained earnings of Canadian subsidiaries amounted to approximately $38.8 million at December 31, 2001. No provision for Canadian withholding taxes or United States federal income taxes is made on these earnings, because they are considered by management to be permanently invested in those subsidiaries and, under the tax laws, are not subject to such taxes until distributed as dividends. If the earnings were not considered permanently invested, approximately $1.9 million of deferred income taxes would have been provided. Such taxes, if ultimately paid, may be recoverable as foreign tax credits in the United States.

8. SHAREHOLDERS' EQUITY

Rights Plan   In 1995, the Company's Board of Directors adopted a Shareholder
Rights Plan (Rights Plan). The Rights Plan contains provisions to protect the Company's shareholders in the event of an unsolicited offer to acquire the Company, including offers that do not treat all shareholders equally, the acquisition in the open market of shares constituting control without offering fair value to all shareholders, and other coercive, unfair or inadequate takeover bids and practices that could impair the ability of the Board to represent shareholders' interests fully. Pursuant to the Rights Plan, the Board declared a dividend of one Share Purchase Right (a Right) for each outstanding share of the Company's common stock, with distribution to be made to shareholders of record as of November 24, 1995. The Rights, which will expire in November 2005, initially will be represented by, and traded together with, the Company's common stock. The Rights are not currently exercisable and do not become exercisable unless certain triggering events occur. Among the triggering events is the acquisition of 20% or more of the Company's common stock by a person or group of affiliated or associated persons. Unless previously redeemed, upon the occurrence of one of the specified triggering events, each Right that is not held by the 20% or more shareholder will entitle its holder to purchase one share of common stock or, under certain circumstances, additional shares of common stock at a discounted price.

Treasury Stock and Employee Benefits Trusts   During 2001, 2000, and 1999, the
Company repurchased 2.15 million, 0.3 million, and 6.9 million of its own common shares through open market transactions at an aggregate investment of $49.5 million, $6.5 million, and $210.2 million, respectively. At December 31, 2001, approximately $45 million remained available for future purchases, and at its February 2002 meeting, the Company's Board of Directors authorized an additional $250 million for share repurchases. During 2000, the Company reissued 0.3 million treasury shares in connection with an acquisition (Note 3).

In 1993, the Company established the Equifax Inc. Employee Stock Benefits Trust to fund various employee benefit plans and compensation programs and transferred
6.2 million treasury shares to the Trust. In 1994 and 2000, the Company transferred 0.6 million and 1.5 million treasury shares, respectively, to two other employee benefits trusts. Shares held by the trusts are not considered outstanding for earnings per share calculations until released to the employee benefit plans or programs. During 2001 and 2000, 48,593 shares and 39,830 shares, respectively, were used for various employee incentive programs. In 1999, 364,354 shares were used, with 304,183 shares contributed to the Company's U.S. Retirement Plan and 60,171 shares used for various employee incentive programs.

Stock Options   The Company's shareholders have approved several stock option plans which provide that qualified and nonqualified options may be granted to officers and employees. The Company's Board of Directors has also approved a nonqualified stock option plan that cannot be used to grant shares to directors or executive officers. All plans require that options be granted at exercise prices not less than market value on the date of grant. Generally, options vest over periods of up to four years and are exercisable for ten years from grant date. Certain of the plans also provide for awards of restricted shares of the Company's common stock. At December 31, 2001, there were 5.5 million shares available for future option grants and restricted stock awards.

The number of options outstanding and their exercise prices were adjusted in July 2001 pursuant to a formula as a result of the spin-off of Certegy. The adjustment increased the number of options outstanding in 2001 by approximately
2.1 million shares. A summary of changes in outstanding options and the related weighted average exercise price per share is shown in the following table:

                                                   2001               2000                  1999
                                           -----------------   ------------------    ----------------
                                                     Average             Average             Average
 (Shares in thousands)                      Shares    Price     Shares    Price      Shares   Price
-----------------------------------------------------------------------------------------------------
Balance, beginning of year                   9,698    $25.22    10,563    $24.14      7,820   $22.40
   Adjustment due to spin-off                2,055        --        --        --         --       --
   Granted (all at market price)             2,680    $28.27     1,841    $22.39      3,924   $27.62
   Canceled                                 (1,171)   $22.25      (924)   $28.75       (591)  $34.42
   Exercised                                (2,353)   $16.91    (1,782)   $13.70       (590)  $13.39
-----------------------------------------------------------------------------------------------------
Balance, end of year                        10,909    $16.37     9,698    $25.22     10,563   $24.14
=====================================================================================================

Exercisable at end of year                   7,743    $15.66     6,069    $22.13      5,165   $17.95
=====================================================================================================

The following table summarizes information about stock options outstanding at December 31, 2001 (shares in thousands):

                                              Options Outstanding                           Options Exercisable
                                ------------------------------------------------       ------------------------------
                                               Weighted Average        Weighted                             Weighted
Range of                                              Remaining         Average                              Average
Exercise                                            Contractual        Exercise                             Exercise
Prices                             Shares         Life in Years           Price                Shares          Price
--------------------------------------------------------------------------------------------------------------------
               $4.20 to $13.62      3,656                   5.9          $11.41                 3,134         $11.10
              $14.44 to $17.21      3,910                   8.0          $16.14                 2,475         $15.88
              $17.39 to $24.18      3,026                   6.1          $21.43                 1,844         $21.15
              $25.15 to $37.25        317                   6.1          $28.00                   290         $28.16
--------------------------------------------------------------------------------------------------------------------
                                   10,909                   6.7          $16.37                 7,743         $15.66
====================================================================================================================

The weighted-average grant-date fair value per share of options granted in 2001, 2000, and 1999 is as follows:

                                      2001           2000             1999
-------------------------------------------------------------------------------
Grants (all at market price)         $8.80          $6.14            $9.95

The fair value of options granted in 2001, 2000, and 1999 is estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

                                     2001           2000              1999
-------------------------------------------------------------------------------
Dividend yield                       0.5%           1.7%              1.4%
Expected volatility                 41.0%          42.0%             42.4%
Risk-free interest rate              4.2%           6.5%              5.6%
Expected life in years               2.6            2.3               4.0

Long-Term Incentive Plans   The Company has key management long-term incentive
plans for certain key officers that provide for cash awards at the end of various length measurement periods based on the growth in earnings per share and/or various other criteria over the measurement period. For certain awards, the employee may elect to receive some or all of their distribution as an equity interest in the Company.

Expense for these plans can vary between years due to revisions of estimates of future distributions under the plans, which are based on the likelihood that the performance criteria will be met. The total expense under these plans was $4.5 million in 2001, and credits to expense of $3.1 million in 2000 and $0.9 million in 1999.

Pro Forma Information   In accordance with the provisions of Statement of
Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company has elected to apply APB Opinion No. 25 and related interpretations in accounting for its stock option and performance share plans. Accordingly, the Company does not recognize compensation cost in connection with its stock option plans and records compensation expense related to its performance share plan based on the current market price of the Company's common stock and the extent to which performance criteria are being met. If the Company had elected to recognize compensation cost for these plans based on the fair value at grant date as prescribed by SFAS No. 123, net income and net income per share would have been reduced to the pro forma amounts indicated in the table below (in millions, except per share amounts):

                                               2001                        2000                        1999
                                      ---------------------      ----------------------      ----------------------
                                      Reported   Pro forma       Reported    Pro forma       Reported    Pro forma
--------------------------------------------------------------------------------------------------------------------

Net income                            $122.5      $102.6          $228.0      $211.9          $215.9      $201.0
====================================================================================================================

Net income per share (basic)          $0.90       $0.75           $1.70       $1.58           $1.57       $1.46
====================================================================================================================

Net income per share (diluted)        $0.88       $0.74           $1.68       $1.56           $1.55       $1.44
====================================================================================================================

9. EMPLOYEE BENEFITS

In 1998, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of these plans.

U.S. Retirement Plan The Company has a non-contributory qualified retirement plan covering most U.S. salaried employees. Benefits are primarily a function of salary and years of service. A reconciliation of the benefit obligation, plan assets, and funded status of the plan is as follows (in millions):

Change in benefit obligation                                    2001     2000
-------------------------------------------------------------------------------
Benefit obligation at beginning of year                       $372.8    $387.0
Service cost                                                     4.8       4.5
Interest cost                                                   28.4      29.0
Actuarial loss (gain)                                           44.7     (17.2)
Curtailments                                                    (1.5)     (1.3)
Spin-off of Certegy                                            (27.3)       --
Benefits paid                                                  (30.1)    (29.2)
-------------------------------------------------------------------------------
Benefit obligation at end of year                             $391.8    $372.8
===============================================================================

Change in plan assets                                           2001      2000
-------------------------------------------------------------------------------
Fair value of plan assets at beginning of year                $513.1    $500.6
Actual return on plan assets                                   (34.9)     41.7
Employer contribution                                           10.0        --
Spin-off of Certegy                                            (45.0)       --
Benefits paid                                                  (30.1)    (29.2)
-------------------------------------------------------------------------------
Fair value of plan assets at end of year                      $413.1    $513.1
===============================================================================

Funded status                                                 $ 21.3    $140.3
Unrecognized actuarial loss (gain)                              64.2     (54.9)
Unrecognized prior service cost                                   --       0.2
-------------------------------------------------------------------------------
Prepaid pension cost                                          $ 85.5    $ 85.6
===============================================================================

Assumptions used in accounting for the plan are as follows:     2001      2000
-------------------------------------------------------------------------------
Discount rate                                                  7.25%     8.00%
Expected return on plan assets                                 9.50%     9.50%
Rate of compensation increase                                  4.25%     4.25%

Net pension income for the plan includes the following (income) expense components:

(In millions)                                      2001      2000      1999
----------------------------------------------------------------------------
Service cost                                     $  4.8    $  4.5    $  5.1
Interest cost                                      28.3      29.0      27.6
Expected return on plan assets                    (44.3)    (43.3)    (40.1)
Amortization of prior service cost                  0.2       0.3       0.4
Recognized actuarial loss                            --        --       0.4
Curtailment gain                                     --      (1.3)     (3.8)
----------------------------------------------------------------------------
Net pension income                               $(11.0)   $(10.8)   $(10.4)
============================================================================

The net pension income shown above includes income amounts allocated to discontinued operations of $2.1 million in 2001, $3.3 million in 2000 and $3.4 million in 1999. The 2000 curtailment gain of $1.3 million related to the sale of the U.S. risk management business (Note 4), and was included as a component of the loss on sale of businesses recorded in other income. The 1999 curtailment gain of $3.8 million resulted from workforce reductions related to outsourcing certain administrative and data processing functions and the sale of three risk management offices.

At December 31, 2001, the plan's assets included 1.76 million shares of the Company's common stock with a market value of approximately $42.6 million.

Foreign Retirement Plans   The Company maintains a defined benefit plan for most
salaried employees in Canada. The aggregate fair market value of the Canadian plan assets approximates the plan's projected benefit obligation, which totaled $23.6 million and $24.9 million at December 31, 2001 and 2000, respectively. Prepaid pension cost for this plan was $11.8 million and $12.5 million at December 31, 2001 and 2000, respectively. The Company also maintains defined contribution plans for certain employees in the United Kingdom.

Supplemental Retirement Plan   The Company maintains a supplemental executive
retirement program for certain key employees. The plan, which is unfunded, provides supplemental retirement payments based on salary and years of service. The expense for this plan was $2.4 million in 2001, $3.0 million in 2000, and $3.1 million in 1999. The accrued liability for this plan at December 31, 2001 and 2000 was $26.3 million and $24.2 million, respectively, and is included in other long-term liabilities in the accompanying consolidated balance sheets.

Employee Retirement Savings Plans   The Company's retirement savings plans
provide for annual contributions, within specified ranges, determined at the discretion of the Board of Directors for the benefit of eligible employees in the form of cash or shares of the Company's common stock. Employees may sell their Company stock, including shares contributed as the Company match, at any time. Expense for these plans was $2.5 million in 2001, $2.4 million in 2000, and $3.4 million in 1999.

Postretirement Benefits The Company maintains certain unfunded healthcare and life insurance benefit plans for eligible retired employees. Substantially all of the Company's U.S. employees may become eligible for these benefits if they reach retirement age while working for the Company and satisfy certain years of service requirements. The Company accrues the cost of providing these benefits over the active service period of the employee. Expense for these plans was $1.5 million in 2001, $0.1 million in 2000, and $0.9 million in 1999. Expense in 2000 was reduced by a $0.8 million curtailment gain related to the sale of the U.S. risk management business (Note 4). The curtailment gain was included as a component of the loss on sale of businesses recorded in other income. The accrued liability for these plans at December 31, 2001 and 2000, was $21.4 million and $24.0 million, respectively, and is included in other long-term liabilities in the accompanying consolidated balance sheets.

10. COMMITMENTS AND CONTINGENCIES

Leases   The Company's operating leases involve principally office space and office equipment. Under the terms of its headquarters building operating lease, which commenced in 1999, the Company has guaranteed a portion of the residual value of the building at the end of the lease in 2010. The maximum exposure under the guarantee is approximately $23 million.

Rental expense related to the Company's operating leases was $23.8 million in 2001, $28.4 in 2000, and $28.4 million in 1999. Future minimum payment obligations for noncancelable operating leases exceeding one year are as follows as of December 31, 2001:

(In millions)                           Amount
-----------------------------------------------
2002                                    $ 16.3
2003                                      11.7
2004                                       9.2
2005                                       7.9
2006                                       7.8
Thereafter                                76.7
-----------------------------------------------
                                        $129.6
===============================================

Agreement with Computer Sciences Corporation   The Company has an agreement with
Computer Sciences Corporation and certain of its affiliates (CSC) under which CSC-owned credit reporting agencies utilize the Company's computerized credit database services. CSC retains ownership of its credit files and the revenues generated by its credit reporting activity. The Company receives a processing fee for maintaining the database and for each report supplied. The initial term of the agreement expired in July 1998 and was renewed by CSC for the ten-year period beginning August 1, 1998. The agreement provides CSC with an option to sell its credit reporting businesses to the Company and provides the Company with an option to purchase CSC's credit reporting businesses if CSC does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. Both options expire in 2013. The option price is determined by appraisal.

Data Processing and Outsourcing Services Agreements   The Company has separate
agreements with IBM, PwCES LLC, Polk/Acxiom, Seisint Inc., and Xerox Connect, Inc. which outsource portions of its computer data processing operations and related functions and certain administrative functions. The agreements expire between 2003 and 2010. The aggregate contractual obligation remaining under these agreements is currently estimated to be approximately $869 million as of December 31, 2001, with no future year expected to exceed $150 million. However, these amounts could be more or less depending on various factors such as the inflation rate, the introduction of significant new technologies, or changes in the Company's servicing needs as a result of acquisitions or divestitures. Under certain circumstances (e.g., a change in control of the Company, or for the Company's convenience), the Company may terminate these agreements. However, some of the agreements provide that the Company must pay a significant termination charge in the event of such a termination.

Change in Control Agreements   The Company has agreements with 15 of its
officers which provide certain severance pay and benefits in the event of a termination of the officer's employment under certain circumstances following a "change in control" of the Company. "Change in control" is defined as the accumulation by any person, entity, or group of 20% or more of the combined voting power of the Company's voting stock or the occurrence of certain other specified events. In the event of a "change in control," the Company's performance share plan provides that all shares designated for future distribution will become fully vested and payable, subject to the achievement of certain levels of growth in earnings per share and certain other criteria. At December 31, 2001, the maximum contingent liability under the agreements and plans was approximately $20.1 million.

Litigation    A number of lawsuits seeking damages are brought against the
Company each year, primarily as a result of reports issued by the Company. Two lawsuits, 1600 Peachtree, L.L.C. v. Equifax Inc. and SouthTrust Bank, f/k/a South Trust Bank National Association v. Equifax Inc., allege breach of a guaranty agreement relating to the Company's prior headquarters building, and seek damages of approximately $43 million, substantially all of which represents future rent contingencies. The Company contends that the guaranty is void.

The Company provides for estimated legal fees and settlements relating to pending lawsuits. In the opinion of management, the ultimate resolution of these matters will not have a materially adverse effect on the Company's financial position, liquidity, or results of operations.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2001 and 2000 are as follows (in millions, except per share amounts):

2001                                              First     Second    Third     Fourth
---------------------------------------------------------------------------------------
Operating revenue before divested operations      $272.5    $281.4    $274.0    $281.9
Divested operations                                 12.7       8.1       8.4         -
---------------------------------------------------------------------------------------
Operating revenue, as reported                    $285.2    $289.5    $282.4    $281.9
=======================================================================================

Operating income before divested operations
  and restructuring and other charges             $ 69.4    $ 79.2    $ 82.0    $ 87.2
Divested operations                                  0.9      (3.0)     (1.4)        -
Restructuring and other charges                        -         -         -     (60.4)
---------------------------------------------------------------------------------------
Operating income, as reported                     $ 70.3    $ 76.2    $ 80.5    $ 26.8
=======================================================================================

Income from continuing operations                 $ 34.1    $ 38.3    $ 35.8    $  9.1
=======================================================================================

Net income                                        $ 48.1    $ 29.5    $ 35.8    $  9.1
=======================================================================================

Per common share (basic):
  Income from continuing operations               $ 0.25    $ 0.28    $ 0.26    $ 0.07
=======================================================================================
  Net income                                      $ 0.35    $ 0.22    $ 0.26    $ 0.07
=======================================================================================

Per common share (diluted):
  Income from continuing operations               $ 0.24    $ 0.28    $ 0.26    $ 0.07
=======================================================================================
  Net income                                      $ 0.35    $ 0.21    $ 0.26    $ 0.07
=======================================================================================


2000                                              First     Second    Third     Fourth
---------------------------------------------------------------------------------------
Operating revenue before divested operations      $230.9    $258.2    $270.1    $268.0
Divested operations                                 42.9      47.3      53.8      17.9
---------------------------------------------------------------------------------------
Operating revenue, as reported                    $273.8    $305.5    $323.9    $285.9
=======================================================================================

Operating income before divested operations       $ 57.8    $ 70.2    $ 82.3    $ 89.3
Divested operations                                  4.7       1.2       3.4      (0.3)
---------------------------------------------------------------------------------------
Operating income, as reported                     $ 62.5    $ 71.4    $ 85.7    $ 89.0
=======================================================================================

Income from continuing operations                 $ 28.6    $ 32.0    $ 38.3    $ 42.2
=======================================================================================

Net income                                        $ 42.2    $ 53.1    $ 64.3    $ 68.4
=======================================================================================

Per common share (basic):
  Income from continuing operations               $ 0.21    $ 0.24    $ 0.29    $ 0.31
=======================================================================================
  Net income                                      $ 0.32    $ 0.40    $ 0.48    $ 0.51
=======================================================================================

Per common share (diluted):
  Income from continuing operations               $ 0.21    $ 0.24    $ 0.28    $ 0.31
=======================================================================================
  Net income                                      $ 0.31    $ 0.39    $ 0.47    $ 0.50
=======================================================================================

12. SEGMENT INFORMATION

The Company's operations are primarily organized in five reportable segments, with three segments based on credit and marketing related products within geographic regions (North America, Europe, and Latin America), and two segments based on other criteria (Other and Divested Operations). The accounting policies of the segments are the same as those described in the Company's summary of significant accounting and reporting policies (Note 1). The Company evaluates the segment performance based on its operating income before unusual items (if any). Intersegment sales and transfers are not material.

In the fourth quarter of 2001, the Company changed its segment reporting structure to more closely match management's internal reporting of business operations by merging the previous Consumer Information Services segment into North American Information Services. The 2000 and 1999 segment data has been restated to conform with the current year presentation.

A description of segment products and services is as follows:

North American Information Services Consumer credit information; credit card marketing services; locate services; fraud detection and prevention services; mortgage loan origination information; analytics and consulting; commercial credit reporting in Canada; identity verification services; and consumer demographic and lifestyle information.

Equifax Europe Consumer and commercial credit information and marketing services, and credit scoring and modeling services.

Equifax Latin America Consumer and commercial credit information and other commercial, financial, and consumer information.

Other Lottery services.

Divested Operations Includes businesses divested in the fourth quarter of 2001 and 2000 (City Directory, the risk management businesses in the U.S., Canada, and the U.K., as well as the vehicle information business in the U.K.) (Note 4).

Segment information for 2001, 2000, and 1999 is as follows (in millions):


                                                                 2001               2000              1999
                                                             ------------       ------------      -----------
Operating Revenue:
    North American Information Services                          $  852.4           $  755.2         $  633.1
    Equifax Europe                                                  141.1              142.9            148.7
    Equifax Latin America                                           106.7              119.5            125.5
    Other                                                             9.6                9.6              9.6
                                                             ------------       ------------      -----------
                                                                  1,109.8            1,027.2            917.0
    Divested Operations                                              29.2              162.0            175.7
                                                             ------------       ------------      -----------
                                                                 $1,139.0           $1,189.2         $1,092.7
                                                             ------------       ------------      -----------

Operating Income (Loss):
    North American Information Services                            $327.5           $  287.2         $  261.0
    Equifax Europe                                                    1.8               13.7              4.7
    Equifax Latin America                                            24.4               31.5             28.8
    Other                                                             8.9                8.9              8.9
    General Corporate Expense                                       (44.8)             (41.7)           (36.0)
                                                             ------------       ------------      -----------
                                                                    317.8              299.6            267.4
    Divested Operations                                              (3.6)               9.0             18.9
    Restructuring and Other Charges (Note 5)                        (60.4)                --               --
                                                             ------------       ------------      -----------
                                                                 $  253.8           $  308.6         $  286.3
                                                             ------------       ------------      -----------

Total Assets at December 31:
    North American Information Services                          $  825.5           $  832.9         $  490.3
    Equifax Europe                                                  192.4              225.0            224.9
    Equifax Latin America                                           190.6              251.6            277.0
    Other                                                             3.7                2.9              4.0
    Corporate                                                       210.3              213.5            145.2
                                                             ------------       ------------      -----------
                                                                  1,422.6            1,525.9          1,141.4
    Divested Operations                                                --               39.3            193.8
    Net Assets of Discontinued Operations                              --              327.8            272.7
                                                             ------------       ------------      -----------
                                                                 $1,422.6           $1,893.1         $1,607.9
                                                             ------------       ------------      -----------


                                                           2001    2000     1999
                                                          ------  ------   -----
Depreciation and Amortization:
    North American Information Services                   $ 64.4  $ 57.2   $40.3
    Equifax Europe                                          18.5    17.9    17.1
    Equifax Latin America                                   14.4    15.7    16.4
    Other                                                    0.8     0.8     0.8
    Corporate                                                6.9     5.5     5.2
                                                          ------  ------   -----
                                                           105.0    97.0    79.8
    Divested Operations                                      1.2     9.2     9.8
                                                          ------  ------   -----
                                                          $106.2  $106.2   $89.6
                                                          ------  ------   -----

                                                           2001    2000     1999
                                                          ------  ------   -----
Capital Expenditures (excluding property and
equipment and other assets acquired in acquisitions):
    North American Information Services                   $ 20.1  $ 40.3   $35.5
    Equifax Europe                                          12.3    13.8    14.6
    Equifax Latin America                                    8.6    12.3    10.1
    Other                                                    --      --      --
    Corporate                                                5.5     3.9     5.7
                                                          ------  ------   -----
                                                            46.5    70.3    65.9
    Divested Operations                                      0.6     1.6     4.8
                                                          ------  ------   -----
                                                          $ 47.1  $ 71.9   $70.7
                                                          ------  ------   -----

Financial information by geographic area is as follows:

                                                 2001               2000                  1999
                                        -------------------  ------------------  --------------------
                                           Amount       %       Amount     %        Amount       %
                                        ------------  -----  ----------- ------  ------------  ------
Operating Revenue (based
on location of customer):
   United States                           $  813.8     71%    $  801.6     67%     $  687.0      63%
   Canada                                      77.5      7         94.6      8          91.8       8
   United Kingdom                              97.6      9        137.7     12         151.1      14
   Brazil                                      49.5      4         60.9      5          61.1       6
   Other                                      100.6      9         94.4      8         101.7       9
                                        ------------  -----  ----------- ------  ------------  ------
                                           $1,139.0    100%    $1,189.2    100%     $1,092.7     100%
                                        ------------  -----  ----------- ------  ------------  ------

Long-Lived Assets of Continuing
Operations at December 31:
   United States                           $  665.2     63%    $  717.1     62%     $  424.0      45%
   Canada                                     100.8      9         96.7      8         107.6      11
   United Kingdom                              78.8      7         88.2      8         174.3      18
   Brazil                                      97.3      9        119.3     10         126.1      13
   Other                                      122.5     12        140.2     12         125.2      13
                                        ------------  -----  ----------- ------  ------------  ------
                                           $1,064.6    100%    $1,161.5    100%     $  957.2     100%
                                        ------------  -----  ----------- ------  ------------  ------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Equifax Inc.:

We have audited the accompanying consolidated balance sheets of Equifax Inc. (a Georgia corporation) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Equifax Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Atlanta, Georgia
February 13, 2002

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2002, to be filed with the Securities and Exchange Commission, will contain under the heading "Directors and Corporate Governance," information relating to the Company's Directors and persons nominated to become Directors, which is herein incorporated by reference. Information relating to the Executive Officers of the Company is included in Item 1 of this Report.

The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2002, to be filed with the Securities and Exchange Commission, will contain under the heading "Stock Ownership Reporting Compliance" information relating to the Company's Directors and Executive Officers who failed to file on a timely basis reports required by Section 16(c) of the Exchange Act, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2002, to be filed with the Securities and Exchange Commission, will contain under the heading "Compensation of Directors," information relating to compensation of Directors and under the heading "Executive Officer Compensation," information relating to Executive Officer compensation, which is incorporated herein by reference. In no event shall the information contained in the Proxy Statement under the heading "Report of the Compensation and Human Resources Committee on Executive Compensation" be deemed incorporated herein by such reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2002, to be filed with the Securities and Exchange Commission, will contain under the heading "Stock Ownership of Directors and Executive Officers," information relating to security ownership of certain beneficial owners and management, which is incorporated herein by reference.

For purposes of determining the aggregate market value of the Company's voting stock held by non-affiliates, shares held by all current directors, executive officers and holders of more than 5% or more of the outstanding common stock of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Company as defined by the Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2002, to be filed with the Securities and Exchange Commission, will contain under the heading "Certain Relationships and Related Transactions," information relating to certain relationships and related transactions between the Company and certain of its directors and executive officers, which is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     DOCUMENTS FILED WITH THIS REPORT

(1)     Financial Statements

The following financial statements are filed with this Report.

    .   Consolidated Balance Sheets - December 31, 2001 and 2000

    . Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999

    . Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

    . Consolidated Statements of Shareholders' Equity and Comprehensive Income for the Years Ended December 31, 2001, 2000 and 1999

    .   Notes to Consolidated Financial Statements

    .   Report of Independent Public Accountants

(2)     Financial Statement Schedules

All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes to these statements.

(3)     Exhibits

The following is a complete list of exhibits included as part of this Report including those incorporated by reference. A list of those documents filed with this Report is set forth on the Index to Exhibits appearing elsewhere in this Report and is incorporated by reference.

Exhibit No.    Description
-----------    -----------

   2.1         Distribution Agreement, Plan of Reorganization and
               Distribution dated as of June 30, 2001 by and between Equifax Inc. and Certegy Inc. previously filed as an Exhibit to Form 8-K, filed July 20, 2001, and incorporated by reference.

   3.1 Amended and Restated Articles of Incorporation previously filed as an Exhibit on Schedule 14A, filed March 26, 1996, and incorporated by reference.

   3.2 Bylaws of Equifax Inc. as Amended and Restated on August 1, 2001 previously filed as an Exhibit on Form 10-Q filed November 13, 2001, and incorporated by reference.

   4.1         Loan Agreement dated October 4, 2001.

   4.2 Portion of Prospectus and Trust Indenture previously filed as pages 8 through 16 and Exhibit 4.1 on Amendment No. 1 to Form S-3, Registration Statement No. 33-62820, filed June 17, 1993, and incorporated by reference.

   4.3 Rights Agreement, dated October 25, 1995, between Equifax Inc. and SunTrust Bank, Atlanta with Form of Right
               Certificate attached as Exhibit "A" previously filed as an Exhibit on Form 10-K, filed March 29, 2001, and incorporated by reference.

     4.3(a) Amendment to Rights Agreement, dated as of July 7, 2001, amending the Rights Agreement dated October 25, 1995 between the Company and SunTrust Bank, previously filed as an Exhibit on Form 8-A/A (Amendment No. 1), filed July 9, 2002 and incorporated by reference.

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

      10.5 Equifax Inc. Omnibus Stock Incentive Plan, as amended previously filed as an Exhibit on Form 10-K, filed March 31, 1998, and incorporated by reference. (1)

      10.6 Equifax Inc. Non-Employee Director Stock Option Plan and Agreement previously filed as an Exhibit on Form 10-K, filed March 31, 1999, and incorporated by reference.(1)

      10.7 Equifax Inc. Supplemental Executive Retirement Plan and subsequent Amendment previously filed as an Exhibit on Form 10-K, filed March 29, 2001, and incorporated by reference.(1)

      10.8 Equifax Inc. Executive Life and Supplemental Retirement Benefit Plan (U.S.) previously filed as an Exhibit on Form 10-K, filed March 29, 2001, and incorporated by reference.(1)

      10.9 Agreement For Computerized Credit Reporting Services previously filed as an Exhibit on Form 10-K filed March 30, 2000 and incorporated by reference.

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

      10.12 Fifth Amendment to Agreement for Computerized Credit Reporting Services previously filed as an Exhibit on Form 10-K filed March 30, 2000 and incorporated by reference.

      10.14 Computer and Network Operations Agreement (redacted version) previously filed as an Exhibit on Form 10-Q, filed November 16, 1998, and incorporated by reference.(2)

      10.15 Lease Agreement previously filed as an Exhibit on Form 10-K filed March 30, 2000 and incorporated by reference.

      10.16 Lease Agreement previously filed as an Exhibit on Form 10-K, filed March 31, 1999, and incorporated by reference.

      10.17 Transaction Document #1 previously filed as an Exhibit on Form 10-K filed March 30, 2000 and incorporated by reference.(2)

      10.18 Master Agreement previously filed as an Exhibit on Form 10-K filed March 30, 2000 and incorporated by reference.(2)

      10.19 Human Resources Business Process and Support Services Agreement with First Amendment and schedule of omitted exhibits previously filed as an Exhibit on Form 10-K filed March 30, 2000 and incorporated by reference.

      10.20 Finance & Accounting Business Process and Support Services Agreement, with First Amendment and schedule of omitted exhibits previously filed as an Exhibit on Form 10-K filed March 30, 2000 and incorporated by reference.

      10.21 Employment Agreement previously filed as an Exhibit on Form 10-K, filed March 29, 2001, and incorporated by reference.(1)

      10.22 Equifax Inc. Key Management Long-Term Incentive Plan previously filed as an Exhibit on Form 10-K, filed March 29, 2001, and incorporated by reference.(1)

      10.23 Equifax Inc. 2000 Stock Incentive Plan previously filed as an Exhibit on Form 10-K, filed March 29, 2001, and incorporated by reference.(1)

      10.24 Bonus Exchange Program previously filed as an Exhibit on Form 10-K, filed March 29, 2001, and incorporated by reference.(1)

      10.25        Bonus Deferral Arrangement.(1)

      10.26 Amended and Restated Master Business Process and Support Services Agreement.

      21           Subsidiaries of the Registrant.

      23 Consent of Independent Public Accountants to incorporation by reference.

      24           Power of Attorney - Set forth on Signature Page.

      99.1         Tax Sharing and Indemnification Agreement dated as of
                   June 30, 2001, by and between Equifax Inc. and Certegy Inc., previously filed as an Exhibit to Form 8-K, filed July 20, 2001 and incorporated by reference.

      99.2 Employee Benefits Agreement dated as of June 30, 2001, by and between Equifax Inc. and Certegy Inc., previously filed as an Exhibit to Form 8-K, filed July 20, 2001 and incorporated by reference.

      99.3 Intercompany Data Purchase Agreement dated as of June 30, 2001, by and between Equifax Inc. and Certegy Inc., previously filed as an Exhibit to Form 8-K, filed July 20, 2001 and incorporated by reference.

      99.4 Transition Support Agreement dated as of June 30, 2001, by and between Equifax Inc. and Certegy Inc., previously filed as an Exhibit to Form 8-K, filed July 20, 2001 and incorporated by reference.

      99.5 Intellectual Property Agreement dated as of June 30, 2001, by and between Equifax Inc. and Certegy Inc., previously filed as an Exhibit to Form 8-K, filed July 20, 2001 and incorporated by reference.

      99.6 Agreement regarding Leases dated as of June 30, 2001, by and between Equifax Inc. and Certegy Inc., previously filed as an Exhibit to Form 8-K, filed July 20, 2001 and incorporated by reference.

      99.7 Form of Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2002, to be filed with the Securities and Exchange Commission.

      99.8         Core Business Results of Operations.

(b) REPORTS ON FORM 8-K - None have been filed during the last quarter of the period covered by this Form 10-K.

----------------------------
(1)Management Contract or Compensatory Plan.
(2) Document omits information pursuant to a Request for Confidential Treatment under Rule 406 of the Securities Act of 1933.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

Date:    March 12, 2002               /s/Kent E. Mast
                                      ----------------------------------------
                                      By: Kent E. Mast
                                      Corporate Vice President, General Counsel
                                      And Secretary


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

Date:     March 12, 2002          /s/Thomas F. Chapman
                                  --------------------------------------------
                                  Thomas F. Chapman, Chairman of the Board
                                  and Chief Executive Officer

Date:     March 12, 2002          /s/Philip J. Mazzilli
                                  --------------------------------------------
                                  Philip J. Mazzilli, Executive Vice President
                                  and Chief Financial Officer
                                  (Principal Financial Officer)

Date:     March 12, 2002          /s/Dennis B. Story
                                  --------------------------------------------
                                  Dennis B. Story, Vice President and
                                  Corporate Controller
                                  (Principal Accounting Officer)

Date:     March 6, 2002           /s/Lee A. Ault
                                  --------------------------------------------
                                  Lee A. Ault, III, Director

Date:     March 4, 2002           /s/John L. Clendenin
                                  --------------------------------------------
                                  John L. Clendenin, Director

Date:     March 4, 2002           /s/A. W. Dahlberg
                                  --------------------------------------------
                                  A. W. Dahlberg, Director

Date:     March 4, 2002           /s/L. Phillip Humann
                                  --------------------------------------------
                                  L. Phillip Humann, Director

Date:     March 4, 2002           /s/Larry L. Prince
                                  --------------------------------------------
                                  Larry L. Prince, Director

Date:     March 5, 2002           /s/D. Raymond Riddle
                                  --------------------------------------------
                                  D. Raymond Riddle, Director

Date:     March 2, 2002           /s/Louis W. Sullivan
                                  --------------------------------------------
                                  Dr. Louis W. Sullivan, Director

Date:     March 5, 2002           /s/Jacquelyn M. Ward
                                  --------------------------------------------
                                  Jacquelyn M. Ward, Director

                                INDEX TO EXHIBITS

The following documents are being filed with this Report.

Exhibit No.       Description
-----------       ------------------------------------------------------------
      4.1         Loan Agreement dated October 4, 2001.

     10.25        Bonus Deferral Arrangement.(1)

     10.26 Amended and Restated Master Business Process and Support Services Agreement.

       21         Subsidiaries of the Registrant.

       23 Consent of Independent Public Accountants to incorporation by reference.

      99.8        Core Business Results of Operations.

-------------------
(1) Management Contract or Compensatory Plan.