Form 10-Q
period 2002-03-31
EQUIFAX INC
filed 2002-05-15
CIK 33185

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended     March 31, 2002
                                      -----------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at March 31, 2002
          -----                                 --------------------------------
Common Stock, $1.25 Par Value                              144,784,385

                                      INDEX

                                                                        Page No.
Part I.  Financial Information (Unaudited)

   Item 1.  Financial Statements

                Consolidated Balance Sheets --
                  March 31, 2002 and December 31, 2001                         3

                Consolidated Statements of Income --
                  Three Months Ended March 31, 2002 and 2001                   4

                Consolidated Statement of Shareholders' Equity --
                  Three Months Ended March 31, 2002                            5

                Consolidated Statements of Cash Flows --
                  Three Months Ended March 31, 2002 and 2001                   6

                Notes to Consolidated Financial Statements                7 - 10

  Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    11 - 14

  Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk                                                 15

Part II.  Other Information

  Item 6.   Exhibits and Reports on Form 8-K                                  16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS                                                     MARCH 31,    DECEMBER 31,
(In millions, except par values)                                                   2002          2001
---------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
ASSETS:
Cash and cash equivalents                                                         $   29.6     $   33.2
Trade accounts receivable, net                                                       191.0        197.0
Other receivables                                                                     64.7         69.2
Deferred income tax assets                                                            26.1         26.4
Other current assets                                                                  25.8         32.2
                                                                                  --------     --------
   Total current assets                                                              337.2        358.0

Property and equipment, net                                                           49.8         55.2

Goodwill                                                                             522.5        516.5
Purchased data files                                                                 209.9        207.0
Other assets                                                                         295.5        285.9
                                                                                  --------     --------
                                                                                  $1,414.9     $1,422.6
                                                                                  ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Short-term debt and current maturities of long-term debt                          $   54.4     $   62.0
Accounts payable                                                                      10.1         13.2
Accrued salaries and bonuses                                                          11.6         26.5
Income taxes payable                                                                  15.4          4.0
Other current liabilities                                                            146.1        170.2
                                                                                  --------     --------
    Total current liabilities                                                        237.6        275.9

Long-term debt, less current maturities                                              699.4        693.6
Long-term deferred revenue                                                            16.3         17.2
Deferred income tax liabilities                                                       91.3         88.6
Other long-term liabilities                                                           93.9        103.8
                                                                                  --------     --------
    Total liabilities                                                              1,138.5      1,179.1
                                                                                  --------     --------

Commitments and Contingencies (Note 6)

Shareholders' Equity:
Common stock, $1.25 par value; shares authorized - 300.0; issued - 180.0 in 2002 and 178.4 in 2001;
  outstanding - 137.0 in 2002 and 136.2 in 2001                                      225.0        223.0
Preferred stock, $0.01 par value; shares authorized -
  10.0; issued and outstanding - none in 2002 or 2001                                   --           --
Paid-in capital                                                                      399.4        376.7
Retained earnings                                                                    797.6        758.8
Accumulated other comprehensive loss (Note 5)                                       (206.3)      (197.2)
Treasury stock, at cost, 36.1 shares in 2002 and 35.2 shares in 2001                (850.4)      (828.0)
Stock held by employee benefits trusts, at cost,
  6.9 shares in 2002 and 7.0 shares in 2001                                          (88.9)       (89.8)
                                                                                  --------     --------
    Total shareholders' equity                                                       276.4        243.5
                                                                                  --------     --------
                                                                                  $1,414.9     $1,422.6
                                                                                  ========     ========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                          THREE MONTHS ENDED
                                                              MARCH 31,
(In millions, except per share amounts)                     2002      2001
-----------------------------------------------------------------------------
Revenue                                                    $261.4     $285.2
                                                           ------     ------
Costs of services                                           112.2      116.5
Selling, general and administrative expenses                 70.5       92.0
Goodwill amortization (Note 10)                                 -        6.4
                                                           ------     ------
   Total operating expenses                                 182.7      214.9
                                                           ------     ------
Operating income                                             78.7       70.3
    Other income, net                                         1.5        1.5
    Minority interests in earnings, net of tax               (0.5)      (0.9)
    Interest expense                                        (10.1)     (12.9)
                                                           ------     ------
Income from continuing operations before income taxes        69.6       58.0
    Provision for income taxes                              (27.9)     (23.9)
                                                           ------     ------
Income from continuing operations                            41.7       34.1
                                                           ------     ------
Discontinued operations (Note 3):
    Income from discontinued operations, net of income
      taxes of $8.8 in 2001                                     -       14.0
                                                           ------     ------
Net income                                                 $ 41.7     $ 48.1
                                                           ======     ======
Per common share (basic):
  Income from continuing operations                        $ 0.31     $ 0.25
  Discontinued operations                                       -       0.10
                                                           ------     ------
  Net income                                               $ 0.31     $ 0.35
                                                           ======     ======
  Shares used in computing basic earnings per share         136.4      136.0
                                                           ======     ======
Per common share (diluted):
  Income from continuing operations                        $ 0.30     $ 0.25
  Discontinued operations                                       -       0.10
                                                           ------     ------
  Net income                                               $ 0.30     $ 0.35
                                                           ======     ======
  Shares used in computing diluted earnings per share       139.3      137.6
                                                           ======     ======
Dividends per common share                                 $0.020     $0.093
                                                           ======     ======



See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                 THREE MONTHS ENDED
(In millions)                                      MARCH 31, 2002
-------------                                    ------------------

COMMON STOCK:
Balance at beginning of period                        $ 223.0
Shares issued under stock plans                           2.0
                                                      -------
Balance at end of period                              $ 225.0
                                                      =======

PAID-IN CAPITAL:
Balance at beginning of period                        $ 376.7
Shares issued under stock plans                          22.6
Other                                                     0.1
                                                      -------
Balance at end of period                              $ 399.4
                                                      =======

RETAINED EARNINGS:
Balance at beginning of period                        $ 758.8
Net income                                               41.7
Cash dividends                                           (2.9)
                                                      -------
Balance at end of period                              $ 797.6
                                                      =======

ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 5):
Balance at beginning of period                        $(197.2)
Adjustments during period                                (9.1)
                                                      -------
Balance at end of period                              $(206.3)
                                                      =======

TREASURY STOCK:
Balance at beginning of period                        $(828.0)
Treasury stock purchased                                (22.8)
Shares issued under stock plans                           0.4
                                                      -------
Balance at end of period                              $(850.4)
                                                      =======

STOCK HELD BY EMPLOYEE BENEFITS TRUSTS:
Balance at beginning of period                        $ (89.8)
Shares issued under stock plans                           0.9
                                                      -------
Balance at end of period                              $ (88.9)
                                                      =======


See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,

(In millions)                                                             2002        2001
---------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $ 41.7     $ 48.1
  Exclude discontinued operations:
      Income from discontinued operations                                      -      (14.0)
                                                                          ------     ------
  Income from continuing operations                                         41.7       34.1
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
    Depreciation and amortization                                           19.3       26.8
    Changes in assets and liabilities:
      Accounts receivable, net                                              11.1       (4.2)
      Current liabilities, excluding debt                                  (19.7)     (17.1)
      Other current assets                                                   6.8       (3.0)
      Deferred income taxes                                                  3.2        2.5
      Other long-term liabilities, excluding debt                           (2.7)      (3.4)
      Other assets                                                         (22.1)      (5.7)
                                                                          ------     ------
  Cash provided by operating activities                                     37.6       30.0
                                                                          ------     ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                       (0.9)      (2.8)
  Additions to other assets, net                                            (4.5)     (11.2)
  Acquisitions, net of cash acquired                                       (22.5)     (21.6)
  Investments in unconsolidated affiliates                                     -       (5.0)
  Deferred payments on prior year acquisitions                              (3.1)      (3.2)
                                                                          ------     ------
  Cash used by investing activities                                        (31.0)     (43.8)
                                                                          ------     ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net additions (payments) on short-term debt                               (6.5)       8.8
  Net additions (payments) on long-term debt                                 6.4      (11.7)
  Dividends paid                                                            (2.9)     (13.2)
  Treasury stock purchases                                                 (30.1)         -
  Proceeds from exercise of stock options                                   23.1        4.4
  Other                                                                      0.2        0.9
                                                                          ------     ------
  Cash used by financing activities                                         (9.8)     (10.8)
                                                                          ------     ------
Effect of foreign currency exchange rates on cash                           (0.4)      (0.8)
Cash used by discontinued operations                                           -       (8.8)
                                                                          ------     ------
Decrease in cash and cash equivalents                                       (3.6)     (34.2)
Cash and cash equivalents, beginning of period                              33.2       59.6
                                                                          ------     ------
Cash and cash equivalents, end of period                                  $ 29.6     $ 25.4
                                                                          ======     ======



See Notes to Consolidated Financial Statements.

                                  EQUIFAX INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2002

1.  BASIS OF PRESENTATION:

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the statement of financial position of the Company as of March 31, 2002, and the results of operations and cash flows for the three month periods ending March 31, 2002 and 2001. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

3.  DISCONTINUED OPERATIONS:

In July 2001, the Company completed the spin-off of its Payment Services business segment (Certegy) through a tax-free dividend of all of its Certegy stock to Equifax shareholders. Shareholders received a dividend of one share of Certegy stock for each two shares of Equifax stock owned. As a result of the spin-off, the Company's historical financial statements have been restated with Certegy's 2001 results of operations and cash flows isolated and shown as "discontinued operations".

4.  ACQUISITIONS AND DIVESTITURE:

During the first three months of 2002, the Company acquired the credit files of two affiliated credit reporting agencies located in the United States and one agency in Canada. These acquisitions were accounted for as purchases, had a total purchase price of $22.6 million, and were acquired for cash of $22.5 million and notes payable of $0.1 million. They resulted in $12.3 million of goodwill and $9.9 million of purchased data files. Their results of operations have been included in the consolidated statements of income from their respective dates of acquisition and were not material. In April 2002, the Company completed the purchase of the remaining 20% of its information services company in Brazil for approximately $37 million.

In October 2001, the Company sold its City Directory business, which had been acquired from R.L. Polk & Company in May 2000. For segment reporting purposes, this business is included in Divested Operations.

5.  SHAREHOLDERS' EQUITY:

Treasury Stock. During the first quarter of 2002, the Company repurchased 875,500 of its common shares through open market transactions at an aggregate cost of $22.8 million. Another $7.3 million was spent in January 2002 to settle stock purchases that occurred the last three business days of 2001. As of March 31, 2002, approximately $272 million remained authorized for future share repurchases.

Comprehensive Income. Comprehensive income for the three-month periods ending March 31, 2002 and 2001 is as follows:

                                                         Three Months Ended
                                                              March 31
(In millions)                                         2002                 2001
-------------                                         ----                 ----
Net income                                           $41.7               $ 48.1
Change in cumulative foreign
   currency translation adjustment                    (9.4)               (34.6)
Change in cumulative loss from
   cash flow hedging transactions (Note 9)             0.3                 (1.4)
                                                     -----               ------
Comprehensive income                                 $32.6                $12.1
                                                     =====               ======

Accumulated other comprehensive loss at March 31, 2002 and December 31, 2001 consists of the following components:

                                              March 31,           December 31,
(In millions)                                   2002                  2001
-------------                                 ---------           ------------
Cumulative foreign currency
   translation adjustment                     $(201.1)             $(191.7)
Cumulative loss from cash flow
   hedging transactions (Note 9)                 (0.5)                (0.8)
Adjustment for minimum liability
   under supplemental retirement plan            (4.7)                (4.7)
                                              --------             -------
Accumulated other comprehensive loss          $(206.3)             $(197.2)
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

7.  SEGMENT INFORMATION:

The results of operations of the City Directory business divested October 2001 are classified as Divested Operations. Goodwill amortization in 2001 for all business segments has been reclassified to a separate line to provide for comparability with 2002.

Operating revenue and operating income by segment for the first quarter of 2002 and 2001 (restated for the changes discussed above) are as follows:


                                                                           First Quarter
                                                                         ----------------
(In millions)                                                             2002       2001
-------------                                                             ----       ----
Operating Revenue:
-----------------
   North American Information Services                                   $206.1     $207.1
   Equifax Europe                                                          33.1       35.8
   Equifax Latin America                                                   19.8       27.2
   Other                                                                    2.4        2.4
                                                                         -------    -------
                                                                          261.4      272.5
   Divested Operations                                                       --       12.7
                                                                         -------    -------
                                                                         $261.4     $285.2
                                                                         =======    =======

Operating Income (Loss):
-----------------------
   North American Information Services                                   $ 82.5     $ 78.0
   Equifax Europe                                                           2.1        0.6
   Equifax Latin America                                                    4.1        7.3
   Other                                                                    2.4        2.2
   General Corporate Expense                                             (12.4)     (12.7)
                                                                         -------    -------
                                                                           78.7       75.4
   Divested Operations                                                       --        1.3
   Goodwill Amortization                                                     --      (6.4)
                                                                         -------    -------
                                                                         $ 78.7     $ 70.3
                                                                         =======    =======


Total assets by segment at March 31, 2002 and December 31, 2001 are as follows:


                                                 March 31,          December 31,
(In millions)                                       2002                  2001
-------------                                    ---------          ------------
   North American Information Services            $  830.8             $ 825.5
   Equifax Europe                                    186.1               192.4
   Equifax Latin America                             181.7               190.6
   Other                                               3.8                 3.7
   Corporate                                         212.5               210.4
                                                  --------             --------
                                                  $1,414.9            $1,422.6
                                                  ========            =========

The asset decline in Latin America resulted primarily from a decline in the foreign currency exchange rate in Argentina.

8. EARNINGS PER SHARE (EPS):

The income amount used in the numerator of the Company's EPS calculations is the same for both basic and diluted EPS. A reconciliation of the average outstanding shares used in the denominator of the calculations is as follows:


                                                                           First Quarter
                                                                         ----------------
(In millions)                                                             2002       2001
-------------                                                             ----       ----
Weighted average shares
   outstanding (basic)                                                     136.4     136.0
Effect of dilutive securities:
   Stock options                                                             2.9       1.5
   Long-term incentive plan                                                   --       0.1
                                                                           ------    ------
Weighted average shares
   outstanding (diluted)                                                   139.3     137.6
                                                                           ======    ======

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

At March 31, 2002, the Company has an interest rate swap agreement in effect that fixes the interest rate for one of its variable rate obligations through its duration in 2010. This derivative has been designated as a cash flow hedge, was documented as fully effective, and at March 31, 2002 was valued as a liability totaling $0.9 million. This liability is included with other current liabilities in the accompanying consolidated balance sheets, and the related loss was recorded, net of income tax, as a component of accumulated other comprehensive loss.

At March 31, 2002, the Company also has interest rate swap agreements in place to float the interest rate on $200 million of its fixed rate senior notes through their maturity date in 2005. These derivatives have been designated as fair value hedges and are fully effective. The value of these swaps was $0.6 million at March 31, 2002, and was recorded as an asset with a corresponding increase in long-term debt.

10. RECENT ACCOUNTING PRONOUNCEMENTS:

In July 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 eliminates the amortization of goodwill and certain other intangible assets and requires that goodwill be evaluated for impairment by applying a fair value-based test. The Company adopted the standard effective January 1, 2002 and expects to complete its first fair value-based impairment tests by June 30, 2002. Any impairment charge resulting from these transitional impairment tests will be reflected retroactively to the first quarter of 2002 as a cumulative effect of a change in accounting principle. The Company has not yet determined what the effects of these tests will be on the earnings and financial position of the Company. A reconciliation of first quarter 2001 reported earnings with pro forma earnings excluding goodwill amortization is shown on the table below:

                                                                   As              Goodwill
(In millions, except per share amounts)                         Reported         (Net of Tax)       Pro Forma
---------------------------------------                         --------         ------------       ---------
Income from continuing operations                                  $34.1              $4.4            $38.5
Income from continuing operations per share (diluted)              $0.25             $0.03            $0.28
Net income                                                         $48.1              $6.2            $54.3
Net income per share (diluted)                                     $0.35             $0.04            $0.39

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - (first quarter of 2002 compared to first quarter of 2001)

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

In July 2001, the Company spun off its Payment Services industry segment (Certegy) (Note 3) and, in October 2001, the Company sold its City Directory business. The results of Certegy are reflected as discontinued operations in the accompanying financial statements, and the results of the City Directory business are reflected in "Divested Operations" for segment reporting.

In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"(SFAS 142), the Company stopped amortizing goodwill as of January 1, 2002 (Note 10).

Management believes the Equifax Core Business results, which exclude the 2001 results of Certegy and City Directory and also exclude 2001 goodwill amortization, are more useful in analyzing the underlying business by providing a consistent comparison of the Company's historical operating performance.

Financial highlights for the first quarter for Equifax's Core Business were:

     - Consolidated revenues of $261 million declined four percent (two percent after adjusting for exchange rate fluctuations).

     -    Operating income was $79 million compared to $75 million in 2001.

     - Consolidated operating margins were 30 percent compared to 28 percent in the prior year.

     - Diluted earnings per share increased seven percent from $0.28 to $0.30.

     - North American revenues were $206 million and operating margins were 40 percent. Equifax's Consumer Direct revenues were $7.8 million, nearly double the prior year.

     - European revenues were $33 million with operating margins of 6.5 percent.

     - Latin American revenues were $20 million and operating margins were 21 percent.

The following table summarizes Equifax's Core Business and As Reported results from continuing operations for the three months ended March 31, 2002 and 2001:

                                                 Core Business              As Reported
                                                 -------------              -----------
(In millions, except per share amounts)        2002        2001           2002         2001
---------------------------------------        ----        ----           ----         ----
Revenue                                       $261.4      $272.5         $261.4       $285.2
Operating income                              $ 78.7      $ 75.4         $ 78.7       $ 70.3
Income from continuing operations             $ 41.7      $ 37.9         $ 41.7       $ 34.1
Diluted earnings per share
   from continuing operations                 $ 0.30      $ 0.28         $ 0.30       $ 0.25

A reconciliation of Equifax's first quarter As Reported earnings per share to Core Business earnings per share is as follows:

Earnings Per Share (Diluted):                                           2002      2001
-----------------------------                                           ----      ----
 Continuing operations, As Reported                                    $0.30      $0.25
 Adjustments:
  - Exclude  2001 goodwill amortization expense,
    net of income taxes                                                    -       0.03

  - Exclude City Directory results                                         -          -
                                                                       -----      -----
 Continuing operations, Core Business                                  $0.30      $0.28
                                                                       =====      =====

The following discussion of revenue, operating income and segment results is on a Core Business basis (as previously described). The discussion of interest expense and effective tax rates is on an As Reported basis.

Revenue

Revenue of $261.4 million declined four percent in the quarter due to challenging global economic conditions and foreign currency fluctuations, mainly in Latin America. Excluding the impact of exchange rate movements, revenue declined two percent.

Operating Income

Operating income for the quarter was $78.7 million, an increase of four percent over 2001. Exchange rate fluctuations negatively impacted the growth in operating income by one percent. Operating margins improved to 30 percent in the quarter compared to 28 percent in 2001 driven by a seven percent decline in operating expenses due primarily to expense control initiatives throughout the Company as well as cost savings resulting from the restructuring program implemented in the fourth quarter of 2001.

Interest Expense

Interest expense decreased $2.8 million between periods due to lower average debt outstanding and lower effective borrowing rates.

Effective Tax Rates

The effective tax rates from continuing operations were 40.0 percent in 2002 and
41.2 percent in 2001. The decline in 2002 was due to the elimination of goodwill amortization beginning January 1, 2002, as required by SFAS 142.

Segment Results (Note 7)

North American Information Services

Revenue for the quarter in North American Information Services, which includes U.S. Credit Information Services, Mortgage Services, Credit Marketing Services, Direct Marketing Services, Canadian Operations and Consumer Direct, was virtually flat versus the prior year due primarily to continued weakness in marketing activity among our largest customers and a slowdown in volume growth in U.S. credit reporting.

U.S. Credit Information Services' revenue was flat in the first quarter following record volume growth in 2001. U.S. Credit reporting volumes increased two percent over the prior year, while average prices declined two percent. Canadian revenue increased two percent (six percent in local currency) and Consumer Direct revenue nearly doubled to $7.8 million. Mortgage Services revenues were up three percent as refinancing activity slowed.

Credit Marketing Services and Direct Marketing Services combined revenues of $59.1 million were down seven percent from the prior year. Credit Marketing revenues were up one percent in the quarter, while Direct Marketing revenues declined 19 percent, impacted by continued weakness in customer marketing and advertising activity.

Operating income for North American Information Services increased six percent to $82.5 million due to cost management and improved profit performance in Consumer Direct. Operating margins for this segment increased 200 basis points to 40 percent compared to 38 percent in 2001.

Equifax Europe

Equifax Europe revenues of $33.1 million, which mainly consist of operations in the United Kingdom, Spain, and Italy, declined five percent in local currency due to challenging economic and competitive conditions.

Operating income more than tripled to $2.1 million in the quarter driven by expense reductions and operating efficiencies. Operating margins were 6.5 percent compared to 1.8 percent in 2001.

Equifax Latin America

Equifax Latin America, which mainly includes operations in Brazil, Argentina and Chile, generated revenues of $19.8 million in the first quarter compared to $27.2 million in 2001. Excluding the impact of exchange rate fluctuations, revenues were down 11 percent due primarily to the economic conditions in Argentina.

Operating income was $4.1 million in 2002 versus $7.3 million in 2001. Reduced profits in Argentina accounted for the decline in operating income between periods. Latin American operating margins were 21 percent due to strong focus on expense control and operating efficiency.

Other

Other consists solely of a subcontract related to the Company's lottery subsidiary that expires in the second quarter of 2002. Revenue and operating income for the first quarter remained comparable between periods.

Financial Condition

Cash provided by operating activities for the first quarter of 2002 totaled $37.6 million compared with $30.0 million in 2001, and free cash flow (operating cash flow less capital expenditures) doubled to $32.2 million in the first quarter of 2002 compared to $16.0 million in 2001. Dividend payments and capital expenditures, exclusive of acquisitions, were funded by operating cash flows.

Capital expenditures during the first quarter of 2002 totaled $5.4 million, exclusive of acquisitions, and are expected to total approximately $50 million for the full year. During the quarter, the Company repurchased 875,500 shares of treasury stock at a total cost of $22.8 million, and also settled on December 2001 stock purchases totaling $7.3 million. At March 31, 2002, approximately $272 million remained authorized for future repurchases. Other significant 2002 transactions included $22.5 million for acquisitions (Note 4).

Acquisitions and stock repurchases during the first quarter of 2002 were financed primarily with excess cash from operations and proceeds from stock option exercises. Borrowings net of debt repayments were insignificant in the quarter. At March 31, 2002, approximately $363 million was available to the Company under its $465 million revolving credit facility. There have been no significant changes in the Company's contractual obligations since December 31, 2001. Should CSC exercise its option to sell its credit reporting business to the Company, as discussed in Note 6, additional sources of financing would be required. The Company believes it can arrange alternative sources of financing to fund this potential purchase, including public debt markets and additional lines of bank credit.

Off Balance Sheet Arrangement

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

The Company's significant accounting policies are described in the Note 1 of Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K for the year ended December 31, 2001. Management believes that the following accounting policies involve a higher degree of complexity and warrant specific description:

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

Deferred Tax Assets

The Company estimates levels of future taxable income and utilizes prudent and feasible tax planning strategies in establishing and maintaining deferred tax assets. If the Company is unable to realize all or part of its deferred tax assets in the future, the Company's effective tax rate could increase.

Forward-Looking Information

Statements in this Management's Discussion and Analysis and other portions of this Form 10-Q that relate to Equifax's future plans, objectives, expectations, performance, events and the like are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934. These statements are based on a number of assumptions that are inherently subject to significant uncertainties. Many of the uncertainties are beyond Equifax's control. Factors that could cause actual results to differ from those expressed or implied by forward-looking statements include, but are not limited to customer demand for our services, the availability and reliability of external data sources, changes in government regulation, and competition as further discussed under the heading "Certain Factors Affecting Forward Looking Statements" included in Part I in the Company's annual report on Form 10-K for the year ended December 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, primarily from changes in foreign currency exchange rates and changes in interest rates.

In the normal course of business, the balance sheets and results of operations of the Company's foreign subsidiaries can be impacted by changes in foreign currency exchange rates. The Company's position is to not hedge translational foreign currency exchange risks. However, the Company does hedge material transactional foreign currency exchange risks, and at March 31, 2002, the exchange risks associated with the Company's intercompany advances to its U.K. operations, as well as the intercompany balances associated with funding its Italy acquisition were hedged by having a portion of the borrowings under its revolving credit facility denominated in those respective currencies.

The Company manages its exposure to changes in interest rates by (1) maintaining an appropriate weighted average debt maturity and (2) controlling the mix of fixed and variable rate debt, in part by using interest rate swap agreements. The Company's earnings can be affected by the impact that changes in interest rates have on its variable-rate obligations. At March 31, 2002, approximately $356 million (47%) of the Company's short-term and long-term debt was in variable-rate facilities. At this level, if market interest rates increased 1%, interest expense would increase approximately $3.6 million per year (pre-tax).

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

(a)      Exhibits

         No exhibits are included as part of this report.

(b)      Reports on Form 8-K

         None have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.

                                  EQUIFAX INC.
                                  (Registrant)

Date:  May 15, 2002                          /s/ Thomas F. Chapman
                                             -----------------------------
                                             Thomas F. Chapman, Chairman
                                             and Chief Executive Officer

Date:  May 15, 2002                          /s/ Philip J. Mazzilli
                                             -----------------------------
                                             Philip J. Mazzilli
                                             Chief Financial Officer