Form 10-Q
period 2002-06-30
EQUIFAX INC
filed 2002-08-08
CIK 33185

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended

Commission File Number 1-6605

EQUIFAX INC.
(Exact name of registrant as specified in its charter)

Georgia	58-0401110
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

1550 Peachtree Street, N.W., Atlanta, Georgia	30309
(Address of principal executive offices)	(Zip Code)

404-885-8000
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year,  if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2002
Common Stock, $1.25 Par Value	143,790,331

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2002	DECEMBER 31, 2001
(In millions, except par values)	(Unaudited)
ASSETS:
Cash and cash equivalents	$28.2	$33.2
Trade accounts receivable, net	186.2	197.0
Other receivables	50.1	69.2
Deferred income tax assets	25.6	26.4
Other current assets	42.4	32.2

Total current assets	332.5	358.0
Property and equipment, net	45.3	55.2
Goodwill	555.2	516.5
Purchased data files	221.4	207.0
Other assets	297.6	285.9

	$1,452.0	$1,422.6

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Short-term debt and current maturities of long-term debt	$256.4	$62.0
Accounts payable	10.9	13.2
Accrued salaries and bonuses	19.4	26.5
Income taxes payable	—	4.0
Other current liabilities	146.2	170.2

Total current liabilities	432.9	275.9
Long-term debt, less current maturities	547.4	693.6
Long-term deferred revenue	13.9	17.2
Deferred income tax liabilities	92.1	88.6
Other long-term liabilities	82.4	103.8

Total liabilities	1,168.7	1,179.1

Commitments and Contingencies (Note 6)
Shareholders’ Equity:
Common stock, $1.25 par value; shares authorized—300.0; issued—180.1 in 2002 and 178.4 in 2001; outstanding—136.4 in 2002 and 136.2 in 2001	225.1	223.0
Preferred stock, $0.01 par value; shares authorized—10.0; issued and outstanding—none in 2002 or 2001	—	—
Paid-in capital	402.9	376.7
Retained earnings	842.2	758.8
Accumulated other comprehensive loss (Note 5)	(224.1)	(197.2)
Treasury stock, at cost, 37.0 shares in 2002 and 35.2 shares in 2001	(876.0)	(828.0)
Stock held by employee benefits trusts, at cost, 6.7 shares in 2002 and 7.0 shares in 2001	(86.8)	(89.8)

Total shareholders’ equity	283.3	243.5

	$1,452.0	$1,422.6

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED JUNE 30,
(In millions, except per share amounts)	2002	2001
Revenue	$270.3	$289.5

Costs of services	107.8	117.9
Selling, general and administrative expenses	56.7	69.2
Depreciation and amortization	19.3	19.9
Goodwill amortization (Note 10)	—	6.3

Total operating expenses	183.8	213.3

Operating income	86.5	76.2
Other income, net	1.8	1.3
Minority interests in earnings, net of tax	(0.5)	(0.6)
Interest expense	(10.1)	(11.8)

Income from continuing operations before income taxes	77.7	65.1
Provision for income taxes	(30.3)	(26.8)

Income from continuing operations	47.4	38.3

Discontinued operations (Note 3):
Income from discontinued operations, net of income taxes of $12.6	—	19.6
Costs associated with effecting the spin-off, net of income tax benefit of $8.1	—	(28.4)

Total discontinued operations	—	(8.8)

Net income	$47.4	$29.5

Per common share (basic):
Income from continuing operations	$0.35	$0.28
Discontinued operations	—	(0.06)

Net income	$0.35	$0.22

Shares used in computing basic earnings per share	137.0	136.5

Per common share (diluted):
Income from continuing operations	$0.34	$0.28
Discontinued operations	—	(0.06)

Net income	$0.34	$0.21

Shares used in computing diluted earnings per share	139.8	138.4

Dividends per common share	$0.020	$0.093

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
(In millions, except per share amounts)	2002	2001
Revenue	$531.7	$574.8

Costs of services	214.3	231.5
Selling, general and administrative expenses	113.6	143.8
Depreciation and amortization	38.6	40.3
Goodwill amortization (Note 10)	—	12.7

Total operating expenses	366.5	428.3

Operating income	165.2	146.5
Other income, net	3.3	2.8
Minority interests in earnings, net of tax	(1.1)	(1.5)
Interest expense	(20.1)	(24.7)

Income from continuing operations before income taxes	147.3	123.1
Provision for income taxes	(58.1)	(50.7)

Income from continuing operations	89.2	72.4

Discontinued operations (Note 3):
Income from discontinued operations, net of income taxes of $21.4	—	33.6
Costs associated with effecting the spin-off, net of income tax benefit of $8.1	—	(28.4)

Total discontinued operations	—	5.2

Net income	$89.2	$77.6

Per common share (basic):
Income from continuing operations	$0.65	$0.53
Discontinued operations	—	0.04

Net income	$0.65	$0.57

Shares used in computing basic earnings per share	136.7	136.3

Per common share (diluted):
Income from continuing operations	$0.64	$0.52
Discontinued operations	—	0.04

Net income	$0.64	$0.56

Shares used in computing diluted earnings per share	139.5	138.0

Dividends per common share	$0.040	$0.185

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In millions)	SIX MONTHS ENDED JUNE 30, 2002
COMMON STOCK:
Balance at beginning of period	$223.0
Shares issued under stock plans	2.1

Balance at end of period	$225.1

PAID-IN CAPITAL:
Balance at beginning of period	$376.7
Shares issued under stock plans	25.9
Other	0.3

Balance at end of period	$402.9

RETAINED EARNINGS:
Balance at beginning of period	$758.8
Net income	89.2
Cash dividends	(5.8)

Balance at end of period	$842.2

ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 5):
Balance at beginning of period	$(197.2)
Adjustments during period	(26.9)

Balance at end of period	$(224.1)

TREASURY STOCK:
Balance at beginning of period	$(828.0)
Treasury stock purchased	(48.7)
Shares issued under stock plans	0.7

Balance at end of period	$(876.0)

STOCK HELD BY EMPLOYEE BENEFITS TRUSTS:
Balance at beginning of period	$(89.8)
Shares issued under stock plans	3.0

Balance at end of period	$(86.8)

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
(In millions)	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$89.2	$77.6
Exclude income from discontinued operations	—	(5.2)

Income from continuing operations	89.2	72.4
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	38.6	53.0
Changes in assets and liabilities:
Accounts receivable, net	28.0	(1.4)
Current liabilities, excluding debt	(36.9)	(21.0)
Other current assets	(1.8)	1.0
Deferred income taxes	6.5	5.2
Other long-term liabilities, excluding debt	(4.8)	(5.8)
Other assets	(27.2)	(9.1)

Cash provided by operating activities	91.6	94.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(3.3)	(5.1)
Additions to other assets, net	(13.1)	(22.2)
Acquisitions, net of cash acquired	(87.7)	(31.9)
Investments in unconsolidated affiliates	(0.1)	(5.0)
Proceeds on note receivable from sale of business	4.1	—
Deferred payments on prior year acquisitions	(4.5)	(3.1)

Cash used by investing activities	(104.6)	(67.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net additions (payments) on short-term debt	(7.1)	47.8
Net additions (payments) on long-term debt	44.5	(6.6)
Dividends paid	(5.8)	(26.5)
Treasury stock purchases	(52.0)	—
Proceeds from exercise of stock options	29.5	16.1
Other	0.4	1.7

Cash provided by financing activities	9.5	32.5

Effect of foreign currency exchange rates on cash	(1.5)	(1.8)
Cash used by discontinued operations	—	(82.0)

Decrease in cash and cash equivalents	(5.0)	(24.3)
Cash and cash equivalents, beginning of period	33.2	59.6

Cash and cash equivalents, end of period	$28.2	$35.3

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2002

1.    BASIS OF PRESENTATION:

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the statement of financial position of the Company as of June 30, 2002, and the results of operations for the three and six month periods ending June 30, 2002 and 2001 and the cash flows for the six month periods ending June 30, 2002 and 2001. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform to the current year presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

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

2.    NATURE OF OPERATIONS:

The Company principally provides information services to businesses to help them grant credit and market to their customers (see Note 7 for segment information). The primary markets include retail, banking and other financial institutions, transportation, telecommunications, utility, and manufacturing industries, as well as consumers and government. The Company’s operations are predominantly located within the United States, with foreign operations principally located in Canada, the United Kingdom, and Brazil.

3.    DISCONTINUED OPERATIONS:

In July 2001, the Company completed the spin-off of its Payment Services business segment (Certegy) through a tax-free dividend of all of its Certegy stock to Equifax shareholders. Shareholders received a dividend of one share of Certegy stock for each two shares of Equifax stock owned. As a result of the spin-off, the Company’s historical financial statements have been restated with Certegy’s 2001 results of operations and cash flows isolated and shown as “discontinued operations.”

4.    ACQUISITIONS AND DIVESTITURE:

During the first six months of 2002, the Company acquired five affiliated credit reporting agencies located in the United States and three agencies in Canada to continue to grow our credit data franchise. In April 2002, in conjunction with a put arrangement with the original owners, the Company completed the purchase of the remaining 20% of its information services company in Brazil, and in June completed the purchase of a small technology development company. These acquisitions were accounted for as purchases, had a total purchase price of $88.4 million, and were acquired for cash of $87.7 million and notes and other obligations payable of $0.7 million. They resulted in $56.2 million of goodwill and $28.2 million of purchased data files. These allocations are preliminary estimates, and will be finalized upon completion of the valuation of intangibles. Results of operations of these acquisitions have been included in the consolidated statements of income from their respective dates of acquisition and were not material.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2002

In October 2001, the Company sold its City Directory business, which had been acquired from R.L. Polk & Company in May 2000. For segment reporting purposes, this business is included in Divested Operations.

5.    SHAREHOLDERS’ EQUITY:

Treasury Stock.    During the first six months of 2002, the Company repurchased 1,825,500 of its common shares through open market transactions at an aggregate cost of $48.7 million. As of June 30, 2002, approximately $246 million remained authorized for future share repurchases.

Comprehensive Income.    Comprehensive income for the three and six-month periods ending June 30, 2002 and 2001 is as follows:

	Second Quarter		Six Months
(In millions)	2002	2001	2002	2001
Net income	$47.4	$29.5	$89.2	$77.6
Change in cumulative foreign currency translation adjustment	(16.8)	(17.1)	(26.3)	(51.7)
Change in cumulative loss from cash flow hedging transactions (Note 9)	(0.9)	1.0	(0.6)	(0.4)

Comprehensive income	$29.7	$13.4	$62.3	$25.5

Accumulated other comprehensive loss at June 30, 2002 and December 31, 2001 consists of the following components:

(In millions)	June 30, 2002	December 31, 2001
Cumulative foreign currency translation adjustment	$(218.0)	$(191.7)
Cumulative loss from cash flow hedging transactions (Note 9)	(1.4)	(0.8)
Adjustment for minimum liability under supplemental retirement plan	(4.7)	(4.7)

Accumulated other comprehensive loss	$(224.1)	$(197.2)

6.    COMMITMENTS AND CONTINGENCIES:

Agreement with Computer Sciences Corporation:

The Company has an agreement with Computer Sciences Corporation and certain of its affiliates (CSC) under which CSC-owned credit reporting agencies utilize the Company’s computerized credit database services. CSC retains ownership of its credit files and the revenues generated by its credit reporting activity. The Company receives a processing fee for maintaining the database and for each report supplied. The initial term of the agreement expired in July 1998 and was renewed by CSC for the ten-year period beginning August 1, 1998. The agreement provides CSC with an option to sell its credit reporting businesses to the Company and provides the Company with an option to purchase CSC’s credit reporting businesses if CSC does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. Both options expire in 2013. The option price is determined by appraisal.

Litigation:

A number of lawsuits seeking damages are brought against the Company each year, primarily as a result of reports issued by the Company. A class of plaintiffs was recently certified in a lawsuit, Franklin Clark and Latanjala Denise Miller v. Equifax Inc. and Equifax Credit Information Services, Inc., which alleges that the Company violated the Federal Credit Reporting Act by failing to follow reasonable procedures to assure maximum possible accuracy with respect to the reporting of accounts included in a

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2002

bankruptcy. The Company is pursuing an appeal of the class certification and at this time it is not possible to predict the outcome of the case, however, the Company does not believe that the claims have merit. The suit was filed in May 2000 and is pending in federal court in South Carolina.

The Company provides for estimated legal fees and settlements relating to pending lawsuits. In the opinion of management, the ultimate resolution of these matters will not have a materially adverse effect on the Company’s financial position, liquidity, or results of operations.

7.    SEGMENT INFORMATION:

The results of operations of the City Directory business divested October 2001 are classified as Divested Operations. Goodwill amortization in 2001 for all business segments has been reclassified to a separate line to provide for comparability with 2002.

Operating revenue and operating income by segment for the second quarter and first six months of 2002 and 2001 (restated for the changes discussed above) are as follows:

	Second Quarter		Six Months
(In millions)	2002	2001	2002	2001
Operating Revenue:
North America	$213.1	$216.5	$419.2	$423.7
Europe	34.4	35.4	67.5	71.2
Latin America	20.8	27.1	40.6	54.3
Other	2.0	2.4	4.4	4.8

	270.3	281.4	531.7	554.0
Divested Operations	—	8.1	—	20.8

	$270.3	$289.5	$531.7	$574.8

Operating Income:

North America	$86.4	$85.2	$168.9	$163.2
Europe	3.7	1.6	5.8	2.2
Latin America	5.5	8.5	9.6	15.8
Other	2.0	2.2	4.4	4.4
General Corporate Expense	(11.1)	(12.2)	(23.5)	(24.9)

	86.5	85.3	165.2	160.7
Divested Operations	—	(2.8)	—	(1.5)
Goodwill Amortization	—	(6.3)	—	(12.7)

	$86.5	$76.2	$165.2	$146.5

Total assets by segment at June 30, 2002, and December 31, 2001, are as follows:

(In millions)	June 30, 2002	December 31, 2001
North America	$844.2	$825.5
Europe	192.8	192.4
Latin America	187.7	190.6
Other	3.8	3.7
Corporate	223.5	210.4

	$1,452.0	$1,422.6

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2002

8.    EARNINGS PER SHARE (EPS):

The income amount used in the numerator of the Company’s EPS calculations is the same for both basic and diluted EPS. A reconciliation of the average outstanding shares used in the denominator of the calculations is as follows:

	Second Quarter		Six Months
(In millions)	2002	2001	2002	2001
Weighted average shares outstanding (basic)	137.0	136.5	136.7	136.3
Effect of dilutive securities:
Stock options	2.8	1.8	2.8	1.6
Long-term incentive plan	—	0.1	—	0.1

Weighted average shares outstanding (diluted)	139.8	138.4	139.5	138.0

9.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

Effective January 1, 2001, the Company adopted FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 133 requires that a company recognize derivatives as assets or liabilities on its balance sheet, and also requires that the gain or loss related to the effective portion of derivatives designated as cash flow hedges be recorded as a component of other comprehensive income.

At June 30, 2002, the Company has an interest rate swap agreement in effect that fixes the interest rate for one of its variable rate obligations through its duration in 2010. This derivative has been designated as a cash flow hedge, was documented as fully effective, and at June 30, 2002, was valued as a liability totaling $2.4 million. This liability is included with other current liabilities in the accompanying consolidated balance sheets, and the related loss was recorded, net of income tax, as a component of accumulated other comprehensive loss.

At June 30, 2002, the Company also has interest rate swap agreements in place to float the interest rate on $250 million of its fixed rate senior notes through their maturity date in 2005. These derivatives have been designated as fair value hedges and are fully effective. The value of these swaps was $8.3 million at June 30, 2002, and was recorded as an asset with a corresponding increase in long-term debt.

10.    RECENT ACCOUNTING PRONOUNCEMENTS:

In July 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 eliminates the amortization of goodwill and certain other intangible assets and requires that goodwill be evaluated for impairment by applying a fair value-based test at least annually. The Company adopted the standard effective January 1, 2002, and completed its first fair value-based impairment tests in the second quarter of 2002. In doing so, the Company determined that goodwill is not impaired; therefore, no transitional impairment charge was recorded.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2002

A reconciliation of second quarter and first six months 2001 reported earnings with pro forma earnings excluding goodwill amortization is shown on the table below (in millions, except per share amounts):

Second Quarter, 2001	As Reported	Goodwill Amortization (Net of Tax)	Pro Forma
Income from continuing operations	$38.3	$4.6	$42.9
Income from continuing operations per share (diluted)	$0.28	$0.03	$0.31
Net income	$29.5	$6.4	$35.9
Net income per share (diluted)	$0.21	$0.05	$0.26

First Six Months, 2001	As Reported	Goodwill Amortization (Net of Tax)	Pro Forma
Income from continuing operations	$72.4	$9.0	$81.4
Income from continuing operations per share (diluted)	$0.52	$0.07	$0.59
Net income	$77.6	$12.5	$90.1
Net income per share (diluted)	$0.56	$0.09	$0.65

11.    RESTRUCTURING:

In the fourth quarter of 2001, the Company recorded restructuring charges totaling $37.2 million associated with headcount reductions and facilities to be vacated or consolidated. Charges to the reserve totaled $8.8 million in 2001 and $8.1 million in 2002 through June 30. The remaining reserve of $20.3 million is included in other current liabilities in the accompanying consolidated balance sheets. An analysis of 2002 activity in the reserve through June 30 is as follows (in millions):

	Severance	Facilities and Other	Total
Balance, December 31, 2001	$8.4	$20.0	$28.4
Less, current period charges	(5.9)	(2.2)	(8.1)

Balance, June 30, 2002	$2.5	$17.8	$20.3

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – (second quarter and first six months of 2002 compared to second quarter and first six months of 2001)

Overview

For an understanding of the significant factors that influenced the Company’s results, the following discussion should be read in conjunction with the consolidated financial statements and related notes.

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

In July 2001, the Company spun off its Payment Services industry segment (Certegy) (Note 3) and, in October 2001, the Company sold its City Directory business. The results of Certegy are reflected as discontinued operations in the accompanying financial statements, and the results of the City Directory business are reflected in “Divested Operations” for segment reporting.

Management believes the Equifax Core Business results for 2001, which exclude the results of Certegy and City Directory and goodwill amortization (Note 10), are more useful in analyzing the underlying business by providing a consistent comparison of the Company’s 2002 operating performance versus 2001.

A financial summary for the second quarter for Equifax’s Core Business was:

•	Diluted earnings per share increased six percent from $0.32 to $0.34.

•	Consolidated revenues of $270 million declined four percent (three percent after adjusting for exchange rate fluctuations).

•	Operating expenses were reduced six percent, or $12 million, to $184 million.

•	Operating income was $87 million compared to $85 million in 2001.

•	Consolidated operating margins were 32 percent compared to 30 percent in the prior year.

•	North America revenues were $213 million and operating margins were 41 percent. Equifax’s Consumer Direct revenues were $9 million, growing 36% over last year.

•	Europe revenues were $34 million and operating margins nearly tripled to 11 percent.

•	Latin America revenues were $21 million and operating margins were 26 percent.

The following table summarizes Equifax’s As Reported results from continuing operations and Core Business results for the three and six-month periods ended June 30, 2002 and 2001 (in millions, except per share amounts):

	Second Quarter			Six Months
	2002	2001 As Reported	2001 Core	2002	2001 As Reported	2001 Core
Revenue	$270.3	$289.5	$281.4	$531.7	$574.8	$554.0
Operating income	$86.5	$76.2	$85.3	$165.2	$146.5	$160.7
Income from continuing operations	$47.4	$38.3	$44.5	$89.2	$72.4	$82.4
Diluted earnings per share
from continuing operations	$0.34	$0.28	$0.32	$0.64	$0.52	$0.60

A reconciliation of Equifax’s second quarter and first six months As Reported earnings per share to Core Business earnings per share is as follows:

	Second Quarter		Six Months
Earnings Per Share (Diluted):	2002	2001	2002	2001
Continuing operations, As Reported	$0.34	$0.28	$0.64	$0.52
Adjustments, net of income taxes:
2001 goodwill amortization	—	0.03	—	0.07
City Directory results	—	0.01	—	0.01

Continuing operations, Core Business	$0.34	$0.32	$0.64	$0.60

The following discussion of revenue, operating income and segment results is on a Core Business basis (as previously described). The discussion of interest expense and effective tax rates is on an As Reported basis.

Revenue

The Company generated first half revenues of $531.7 million and $270.3 million in the second quarter. Revenues declined four percent in both periods due to weakness in the global economy and foreign currency fluctuations, mainly in Latin America. Currency negatively impacted revenues $9.4 million (two percent) in the first half and $3.0 million (one percent) in the quarter.

Operating Income

Operating income increased three percent in the first half and one percent in the quarter to $165.2 million and $86.5 million, respectively. Continued focus on optimizing the Company’s cost structure resulted in a $27 million reduction of expenses in the first half and a $12 million reduction in the quarter allowing sustained profit growth and improved margins in both periods. Year-to-date margins increased 200 basis points from 29 percent in the prior year to 31 percent. Margins in the quarter were 32 percent compared to 30 percent in 2001.

Segment Results (Note 7)

North America

North America generates approximately 80 percent of the Company’s revenue. In the quarter, revenues declined two percent, as continued weakness in our marketing services business and lower U.S. credit reporting volumes compared to record 2001 levels more than offset revenue growth in Consumer Direct and Mortgage Services. Revenues in the first half were down one percent compared to 2001. North America revenue consists of the components shown in the table below (in millions):

	Second Quarter		Six Months
Component:	2002	2001	2002	2001
U.S. Credit Information Services	$109.6	$114.9	$218.7	$224.9
Mortgage Services	11.8	11.0	22.9	21.8
Canadian Operations	19.8	20.0	38.9	38.8

Subtotal, Information Services	141.2	145.9	280.5	285.5

Credit Marketing	42.0	40.6	80.6	78.8
Direct Marketing	21.3	23.6	41.7	48.8

Subtotal, Marketing Services	63.3	64.2	122.3	127.6

Consumer Direct	8.6	6.4	16.4	10.5

	$213.1	$216.5	$419.2	$423.6

U.S. Credit Information Services revenue was down five percent in the quarter and three percent year-to-date with transaction volume down two percent in the quarter (primarily in financial services) and flat year-to-date. Average prices declined two percent in both periods. Mortgage Services revenue grew at seven percent in the quarter and five percent year-to-date. In local currency, Canadian second quarter and first six month revenues were flat in the quarter and up three percent in the first half.

The Company’s marketing businesses generated revenues of $63.3 million in the quarter, a two percent decline from 2001. First-half revenues were $122.3 million, down four percent from the prior year. Credit Marketing’s second quarter revenue of $42.0 million grew three percent improving from one percent growth in the first quarter. Direct Marketing’s second quarter revenues of $21.3 million declined ten percent, improving sequentially from a 19 percent decline in the first quarter. The Direct Marketing business continues to be negatively impacted by the slowdown in advertising, mailing, and promotions.

Consumer Direct revenues increased 36 percent in the quarter to approximately $9 million. First half revenue was up 56 percent to $16.4 million. All Consumer Direct products are experiencing double-digit revenue growth and the Company expects this trend to continue.

North America generates approximately 90% of the Company’s operating income before corporate expense. In the quarter, North America delivered profit of $86.4 million with margins of 41 percent, up from 39 percent in 2001. Profit in the first half was $168.9 million with margins of 40 percent versus 39 percent in the prior year. Profit growth in both periods was driven by the revenue growth in the Consumer Direct and Mortgage Services businesses combined with overall expense reductions of $4.7 million (4%) in the quarter and $10.2 million (4%) in the first half.

North America includes U.S. Credit Information Services, Mortgage Services, Canadian Operations, Credit Marketing Services, Direct Marketing Services, and Consumer Direct.

Europe

Europe continued to improve its profit and margins through expense reductions and operating efficiencies. For the quarter, operating income was $3.7 million with margins of 11 percent nearly triple last year’s four percent. For the first half, profit contribution was $5.8 million with margins at nine percent compared to $2.2 million profit contribution and three percent margins in 2001.

Operating expenses have been reduced $7.3 million or 11 percent year-to-date more than offsetting a five percent decline in revenue. Revenues were down in both periods due to economic and competitive conditions.

Operations are in the United Kingdom, Spain, Portugal and Italy.

Latin America

Latin America generated revenues of $20.8 million in the quarter compared to $27.1 million in 2001. Revenues in the first half were $67.5 million versus $71.2 million last year. In local currency, Brazil’s revenue grew seven percent in the quarter and was up three percent year-to-date. Excluding the impact of exchange rate fluctuations, this segment’s revenues were down eight percent in the quarter and nine percent year-to-date due primarily to Argentina’s economic collapse.

Operating income was $5.5 million in the quarter and $9.6 million year-to-date, compared to $8.5 million and $15.8 million in the comparable prior periods. The profit declines in both periods were driven by Argentina. Despite the economic challenges, Latin America delivered operating margins of 26 percent in the quarter and 24 percent in the first half due to strong focus on expense control and operating efficiency.

Operations are principally in Brazil, Argentina and Chile.

Other

Other consists solely of a subcontract related to the Company’s lottery subsidiary. All previously deferred revenue related to this subcontract has now been recognized, and no further revenue or operating income is expected to occur in this segment.

Interest Expense

Interest expense decreased $1.7 million in the second quarter and $4.6 million for the first six months compared to 2001. These declines were due to lower average debt outstanding and lower effective borrowing rates.

Effective Tax Rates

The effective tax rates from continuing operations declined from 41.2 percent to 39.0 percent in the second quarter and from 41.2 percent to 39.5 percent for the first six months, as compared to the prior year. The declines in 2002 were due to the elimination of goodwill amortization beginning January 1, 2002, as required by SFAS 142, as well as the implementation of state tax planning strategies.

Financial Condition

Cash provided by operating activities for the first six months of 2002 totaled $91.6 million compared with $94.3 million in 2001. Free cash flow (operating cash flow less capital expenditures) increased 12 percent to $75.2 million in the first six months of 2002 compared to $67.0 million in 2001. Operating cash flows funded dividend payments and capital expenditures, exclusive of acquisitions.

Capital expenditures exclusive of acquisitions during the first six months of 2002 totaled $16.4 million, and are expected to total approximately $45 to $50 million for the full year. During the first six months, the Company repurchased 1.8 million shares of treasury stock at a total cost of $48.7 million (Note 5). At June 30, 2002, approximately $246 million remained authorized for future repurchases. Other significant 2002 transactions included $87.7 million for acquisitions (Note 4).

The acquisitions and stock repurchases during the first six months of 2002 were financed primarily with excess cash from operations, a net $37.4 million in debt additions, and $29.5 million in proceeds from stock option exercises. There have been no significant changes in the Company’s contractual obligations since December 31, 2001. In June 2003, $200 million of the Company’s senior notes mature and have been reclassified from long-term debt to short-term debt and current maturities of long-term debt. The Company is currently considering various refinancing options for these notes, and may use its revolving credit facility.

At June 30, 2002, approximately $327 million was available to the Company under its $465 million revolving credit facility. Should CSC exercise its option to sell its credit reporting business to the Company, as discussed in Note 6, additional sources of financing would be required. The Company believes it can arrange alternative sources of financing to fund this potential purchase, including public debt markets and additional lines of bank credit.

Off Balance Sheet Arrangement

Under the terms of its headquarters building operating lease, which commenced in 1999, the Company has guaranteed a portion of the residual value of the building at the end of the lease in 2010. The maximum exposure under the guarantee is approximately $23 million.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect: the reported amounts of assets and liabilities at the date of the financial statements; the disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. Management regularly evaluates its estimates and assumptions. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s significant accounting policies are described in the Note 1 of Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2001. Management believes that the following accounting policies involve a higher degree of complexity and warrant specific description:

Valuation of Goodwill

In July 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 eliminates the amortization of goodwill and certain other intangible assets and requires that goodwill be evaluated for impairment by applying a fair value-based test at least annually. In the second quarter of 2002, the Company completed its first fair value based impairment tests and determined that goodwill was not impaired. An interim goodwill impairment test will be completed if an event occurs or circumstances change between annual tests that could result in an impairment. The significant factors that are considered that could trigger an impairment review include: underperformance relative to historical or expected future operating results for a reporting unit; and changes in business strategy, market conditions or economic trends. In evaluating goodwill for possible impairment, management determines the fair value of each reporting unit and compares that to the reporting unit’s net book value. Fair value is determined using discounted cash flow models and valuation techniques based on multiples of earnings and revenues. If fair value is less than net book value, a valuation will be performed to determine the amount of the impairment charge. While the Company believes that its estimates of fair value are reasonable, different assumptions regarding these calculations could materially affect these evaluations.

Valuation of Other Long-Lived Assets

The Company regularly evaluates whether events or circumstances have occurred which indicate that the carrying amounts of other long-lived assets (principally purchased data files, systems development and other deferred costs, and investments in unconsolidated subsidiaries) may be impaired or not recoverable. The significant factors that are considered that could trigger an impairment review include: changes in business strategy, market conditions, or the manner of use of an asset; underperformance relative to historical or expected future operating results; and negative industry or economic trends. In evaluating an asset for possible impairment, management estimates that asset’s future undiscounted cash flows to measure whether the asset is recoverable. If it is determined that the asset is not recoverable, the Company measures the impairment based on the projected discounted cash flows of the asset over its remaining life. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect these evaluations.

Deferred Tax Assets

The Company estimates levels of future taxable income and utilizes prudent and feasible tax planning strategies in establishing and maintaining deferred tax assets. If the Company is unable to realize all or part of its deferred tax assets in the future, the Company’s effective tax rate could increase.

Forward-Looking Information

Statements in this Management’s Discussion and Analysis and other portions of this Form 10-Q that relate to Equifax’s future plans, objectives, expectations, performance, events and the like are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934. These statements are based on a number of assumptions that are inherently subject to significant uncertainties. Many of the uncertainties are beyond Equifax’s control. Factors that could cause actual results to differ from those expressed or implied by forward-looking statements include, but are not limited to customer demand for our services, the availability and reliability of external data sources, changes in government regulation, and competition as further discussed under the heading “Certain Factors Affecting Forward Looking Statements” included in Part I in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk, primarily from changes in foreign currency exchange rates and changes in interest rates.

In the normal course of business, the financial position and results of operations of the Company’s foreign subsidiaries can be impacted by changes in foreign currency exchange rates. The Company’s position is to not hedge translational foreign currency exchange risks. However, the Company does hedge material transactional foreign currency exchange risks, and at June 30, 2002, the exchange risks associated with the Company’s intercompany advances to its U.K. operations, as well as the intercompany balances associated with funding its Italy acquisition were hedged by having a portion of the borrowings under its revolving credit facility denominated in those respective currencies.

The Company manages its exposure to changes in interest rates by (1) maintaining an appropriate weighted average debt maturity and (2) controlling the mix of fixed and variable rate debt, in part by using interest rate swap agreements. The Company’s earnings can be affected by the impact that changes in interest rates have on its variable-rate obligations. At June 30, 2002, approximately $456 million (57%) of the Company’s short-term and long-term debt was in variable-rate facilities. At this level, if market interest rates increased 1%, interest expense would increase approximately $4.6 million per year (pre-tax).

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

A class of plaintiffs was recently certified in a lawsuit, Franklin Clark and Latanjala Denise Miller v. Equifax Inc. and Equifax Credit Information Services, Inc., which alleges that the Company violated the Federal Credit Reporting Act by failing to follow reasonable procedures to assure maximum possible accuracy with respect to the reporting of accounts included in a bankruptcy. The Company is pursuing an appeal of the class certification and at this time it is not possible to predict the outcome of the case, however, the Company does not believe that the claims have merit. The suit was filed in May 2000 and is pending in federal court in South Carolina.

Item 4.    Submission of Matters to a Vote of Security Holders

(a)	On May 1, 2002, the Company held its annual meeting of Shareholders.

(b)	Below is a brief description of the matter voted upon at the annual meeting as described more fully in the Company’s definitive Proxy Statement, dated March 30, 2002:

Election of two directors to serve terms of three years: Thomas F. Chapman and D. Raymond Riddle (as a group, 123,231,504 votes “for” and 3,253,754 votes “withheld”). The names of other directors whose term of office as a director continued after this meeting are as follows: Lee A. Ault III, John L. Clendenin, A. William Dahlberg, L. Phillip Humann, Larry L. Prince, Louis W. Sullivan, M.D. and Jacquelyn M. Ward.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

The following is a complete list of Exhibits included as part of this Report. A list of those documents filed with this Report is set forth on the Index to Exhibits appearing elsewhere in this Report and is incorporated by reference:

Exhibit No.	Description

3(ii)
Equifax Inc. Amended and Restated Bylaws—Revised to incorporate the amendment to Section 4.12 adopted by the Executive Committee of the Board of Directors at its meeting held June 3, 2002, effective June 3, 2002.

99.1	Certification of Thomas F. Chapman, Chief Executive Officer of Equifax Inc., Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Phillip Mazzilli, Chief Financial Officer of Equifax Inc., Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Registrant filed one report on Form 8-K and one report on Form 8-K/A during the quarter for which this report is filed.

On April 3, 2002 Registrant filed a report on Form 8-K relating to changes in Registrant’s certifying accountant in which Registrant disclosed that Arthur Andersen LLP would no longer be engaged as the Company’s independent public accountants and that Registrant had engaged Ernst & Young LLP to serve as the Registrant’s independent public accountants for the Registrant’s fiscal year 2002, effective immediately. Filed with this report on Form 8-K as Exhibit 16 was a letter from Arthur Andersen LLP to the Securities and Exchange Commission, dated March 28, 2002, regarding the change in certifying accountant.

On April 9, 2002 Registrant filed a report on Form 8-K/A amending its Report on Form 8-K filed on April 3, 2002 to amend Item 4 and Exhibit 16 of Item 7 in their respective entireties for purposes of clarifying that the Registrant’s Board of Directors “dismissed” Arthur Andersen LLP (“Arthur Andersen”) as its independent accountants and to file a revised letter from Arthur Andersen to the Securities and Exchange Commission, dated March 28, 2002 (Exhibit 16 of Item 7), which reflects that Arthur Andersen is aware that it was dismissed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.

EQUIFAX INC.
(Registrant)

Date: August 8, 2002	/s/ THOMAS F. CHAPMAN
Thomas F. Chapman, Chairman and Chief Executive Officer

Date: August 8, 2002	/s/ PHILIP J. MAZZILLI
Philip J. Mazzilli Chief Financial Officer

INDEX TO EXHIBITS

The following documents are being filed with this Report.

Exhibit No.	Description

3(ii)
Equifax Inc. Amended and Restated Bylaws—Revised to incorporate the amendment to Section 4.12 adopted by the Executive Committee of the Board of Directors at its meeting held June 3, 2002, effective June 3, 2002.

99.1	Certification of Thomas F. Chapman, Chief Executive Officer of Equifax Inc., Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Phillip Mazzilli, Chief Financial Officer of Equifax Inc., Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.