Form 10-Q
period 2002-09-30
EQUIFAX INC
filed 2002-11-12
CIK 33185

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended

Commission File Number 1-6605

EQUIFAX INC.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-0401110 (I.R.S.Employer Identification No.)

1550 Peachtree Street, N.W., Atlanta, Georgia (Address of principal executive offices)	30309 (Zip Code)

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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1.25 Par Value	Outstanding at September 30, 2002 142,265,331

Signatures	21

Certifications	21 - 23

Index to Exhibits	24

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In millions, except par values)	SEPTEMBER 30, 2002	DECEMBER 31, 2001

	(Unaudited)

ASSETS:
Cash and cash equivalents	$30.1	$33.2
Trade accounts receivable, net	204.4	197.0
Other receivables	10.2	69.2
Deferred income tax assets	25.2	26.4
Other current assets	41.5	32.2

Total current assets	311.4	358.0
Property and equipment, net	45.7	55.2
Goodwill	611.5	516.5
Purchased data files	244.5	207.0
Other assets	308.8	285.9
Assets of discontinued operations (Note 3)	6.7	—

	$1,528.6	$1,422.6

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Short-term debt and current maturities of long-term debt	$244.4	$62.0
Accounts payable	10.3	13.2
Accrued salaries and bonuses	20.3	26.5
Income taxes payable	2.3	4.0
Other current liabilities	158.2	170.2

Total current liabilities	435.5	275.9
Long-term debt, less current maturities	650.6	693.6
Long-term deferred revenue	12.8	17.2
Deferred income tax liabilities	91.7	88.6
Other long-term liabilities	69.0	103.8
Liabilities of discontinued operations (Note 3)	4.6	—

Total liabilities	1,264.2	1,179.1

Commitments and Contingencies (Note 6)
Shareholders’ Equity:
Common stock, $1.25 par value; shares authorized - 300.0; issued - 180.1 in 2002 and 178.4 in 2001; outstanding - 135.5 in 2002 and 136.2 in 2001	225.1	223.0
Preferred stock, $0.01 par value; shares authorized -10.0; issued and outstanding - none in 2002 or 2001	—	—
Paid-in capital	403.7	376.7
Retained earnings	878.3	758.8
Accumulated other comprehensive loss (Note 5)	(259.3)	(197.2)
Treasury stock, at cost, 38.1 shares in 2002 and 35.2 shares in 2001	(898.7)	(828.0)
Stock held by employee benefits trusts, at cost, 6.5 shares in 2002 and 7.0 shares in 2001	(84.7)	(89.8)

Total shareholders’ equity	264.4	243.5

	$1,528.6	$1,422.6

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,

(In millions, except per share amounts)	2002	2001

Revenue	$289.7	$282.4

Costs of services	113.2	113.1
Selling, general and administrative expenses	66.3	61.8
Depreciation and amortization	20.5	20.7
Goodwill amortization (Note 10)	—	6.3

Total operating expenses	200.0	201.9

Operating income	89.7	80.5
Other income (expense), net	2.0	(3.9)
Minority interests in earnings, net of tax	0.2	(1.0)
Interest expense	(10.4)	(12.3)

Income from continuing operations before income taxes	81.5	63.3

Provision for income taxes	(31.8)	(27.5)

Income from continuing operations	49.7	35.8

Discontinued operations (Note 3):
Loss from discontinued operations, net of income tax benefit of $1.6	(10.8)	—

Net income	$38.9	$35.8

Per common share (basic):
Income from continuing operations	$0.37	$0.26
Discontinued operations	(0.08)	—

Net income	$0.29	$0.26

Shares used in computing basic earnings per share	135.9	137.4

Per common share (diluted):
Income from continuing operations	$0.36	$0.26
Discontinued operations	(0.08)	—

Net income	$0.28	$0.26

Shares used in computing diluted earnings per share	137.6	140.2

Dividends per common share	$0.020	$0.020

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,

(In millions, except per share amounts)	2002	2001

Revenue	$816.7	$857.1

Costs of services	323.0	344.5
Selling, general and administrative expenses	179.0	205.6
Depreciation and amortization	58.1	60.9
Goodwill amortization (Note 10)	—	19.0

Total operating expenses	560.1	630.0

Operating income	256.6	227.1

Other income (expense), net	5.3	(1.0)
Minority interests in earnings, net of tax	(1.3)	(2.6)
Interest expense	(30.5)	(37.0)

Income from continuing operations before income taxes	230.1	186.5

Provision for income taxes	(90.5)	(78.3)

Income from continuing operations	139.6	108.2

Discontinued operations (Note 3):
Income (loss) from discontinued operations, net of income tax benefit of $2.2 in 2002 and income tax expense of $21.4 in 2001	(11.5)	33.6
Costs associated with effecting the spin-off, net of income tax benefit of $8.1	—	(28.4)

Total discontinued operations	(11.5)	5.2

Net income	$128.1	$113.4

Per common share (basic):
Income from continuing operations	$1.02	$0.79
Discontinued operations	(0.08)	0.04

Net income	$0.94	$0.83

Shares used in computing basic earnings per share	136.4	136.7

Per common share (diluted):
Income from continuing operations	$1.01	$0.78
Discontinued operations	(0.08)	0.04

Net income	$0.92	$0.82

Shares used in computing diluted earnings per share	138.9	138.7

Dividends per common share	$0.060	$0.205

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In millions)	NINE MONTHS ENDED SEPTEMBER 30, 2002

COMMON STOCK:
Balance at beginning of period	$223.0
Shares issued under stock plans	2.1

Balance at end of period	$225.1

PAID-IN CAPITAL:
Balance at beginning of period	$376.7
Shares issued under stock plans	26.6
Other	0.4

Balance at end of period	$403.7

RETAINED EARNINGS:
Balance at beginning of period	$758.8
Net income	128.1
Cash dividends	(8.6)

Balance at end of period	$878.3

ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 5):
Balance at beginning of period	$(197.2)
Adjustments during period	(62.1)

Balance at end of period	$(259.3)

TREASURY STOCK:
Balance at beginning of period	$(828.0)
Treasury stock purchased	(71.4)
Shares issued under stock plans	0.7

Balance at end of period	$(898.7)

STOCK HELD BY EMPLOYEE BENEFITS TRUSTS:
Balance at beginning of period	$(89.8)
Shares issued under stock plans	5.1

Balance at end of period	$(84.7)

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,

(In millions)	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$128.1	$113.4
Exclude loss (income) from discontinued operations	11.5	(5.2)

Income from continuing operations	139.6	108.2
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	58.1	79.9
Loss on sale of business	—	5.8
Changes in assets and liabilities:
Accounts receivable, net	13.1	2.5
Current liabilities, excluding debt	(33.8)	(19.0)
Other current assets	1.6	(1.2)
Deferred income taxes	9.8	7.2
Other long-term liabilities, excluding debt	(5.7)	(6.2)
Other assets	(32.7)	(12.2)

Cash provided by operating activities	150.0	165.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(8.5)	(9.3)
Additions to other assets, net	(26.9)	(28.0)
Acquisitions, net of cash acquired	(218.1)	(35.7)
Investments in unconsolidated affiliates	(0.1)	(5.0)
Proceeds on note receivable from sale of business	41.0	—
Proceeds from sale of assets	—	7.0
Deferred payments on prior year acquisitions	(4.9)	(3.1)

Cash used by investing activities	(217.5)	(74.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net additions (payments) on short-term debt	(15.2)	6.1
Net additions (payments) on long-term debt	137.9	(275.0)
Dividends paid	(8.6)	(29.4)
Treasury stock purchases	(78.7)	(14.3)
Proceeds from exercise of stock options	31.6	29.7
Other	0.6	2.0

Cash provided (used) by financing activities	67.6	(280.9)

Effect of foreign currency exchange rates on cash	(3.3)	(2.7)
Cash provided by discontinued operations	0.1	159.8

Decrease in cash and cash equivalents	(3.1)	(32.9)
Cash and cash equivalents, beginning of period	33.2	59.6

Cash and cash equivalents, end of period	$30.1	$26.7

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2002

1.      BASIS OF PRESENTATION:

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the statement of financial position of the Company as of September 30, 2002, and the results of operations for the three and nine month periods ending September 30, 2002 and 2001 and the cash flows for the nine month periods ending September 30, 2002 and 2001. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform to the current year presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

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

2.      NATURE OF OPERATIONS:

The Company principally provides information services to businesses to help them grant credit and market to their customers (see Note 7 for segment information). The primary markets include the financial services, retail, healthcare, telecommunications, utilities, automotive, brokerage and insurance industries, as well as state and federal governments. The Company’s operations are predominantly located within the United States, with foreign operations principally located in Canada, the United Kingdom, and Brazil.

3.      DISCONTINUED OPERATIONS:

During the third quarter of 2002, the Company made the decision to exit its commercial reporting business in Spain, and this business is now held for sale. In accordance with the FASB’s Statement No. 144 (Note 10), the results of the Spain commercial business for 2002 have been classified as discontinued operations. Revenues for this business totaled $1.6 million in the third quarter and $6.3 million in the first nine months and pre-tax losses (after minority interest and before estimated loss on disposal) were $3.4 million in the quarter and $4.7 million year-to-date. The estimated loss on disposal recorded in the third quarter of 2002 totaled $9.0 million after minority interest, or $0.07 per share. Prior year results were not material and have not been reclassified to discontinued operations.

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

4.         ACQUISITIONS AND DIVESTITURE:

During the first nine months of 2002, the Company acquired seven affiliated credit reporting agencies located in the United States and three agencies in Canada to continue to grow our credit data franchise. In April 2002, in conjunction with a put arrangement with the original owners, the Company completed the purchase of the remaining 20% of its information services company in Brazil, and in June completed the purchase of a small technology development company. In August 2002, to accelerate growth in our marketing services business, the Company purchased Naviant, Inc., a provider of precision marketing services, for approximately $135 million.

These acquisitions were accounted for as purchases, had a total purchase price of $234.0 million, and were acquired for cash of $225.3 million and notes and other obligations payable of $8.7 million. They resulted in $146.9 million of goodwill and $64.7 million of purchased data files. These allocations are preliminary estimates, and will be finalized upon completion of the valuations of intangibles. Results of operations of these acquisitions have been included in the consolidated statements of income from their respective dates of acquisition and were not material.

In November 2002, the Company also purchased the consumer credit files and certain customer contracts from another affiliated credit reporting agency, CBC Companies, Inc. (CBC), for $95 million.

In October 2001, the Company sold its City Directory business, which had been acquired from R.L. Polk & Company in May 2000. The resulting pre-tax loss of $5.8 million ($4.9 million after tax, or $0.03 per share) was recorded in the consolidated statement of income as a charge to “other income (expense), net” in September 2001. For segment reporting purposes, this business is included in Divested Operations.

5.      SHAREHOLDERS’ EQUITY:

Treasury Stock. During the first nine months of 2002, the Company repurchased 2,889,300 of its common shares through open market transactions at an aggregate cost of $71.4 million. As of September 30, 2002, approximately $223 million remained authorized for future share repurchases.

Comprehensive Income. Comprehensive income for the three and nine-month periods ending September 30, 2002 and 2001 is as follows:

	Third Quarter		Nine Months

(In millions)	2002	2001	2002	2001

Net income	$38.9	$35.8	$128.1	$113.4
Change in cumulative foreign currency translation adjustment	(33.9)	(13.9)	(60.2)	(65.7)
Change in cumulative loss from cash flow hedging transactions (Note 9)	(1.4)	(1.2)	(2.0)	(1.5)

Comprehensive income	$3.6	$20.7	$65.9	$46.2

Accumulated other comprehensive loss at September 30, 2002 and December 31, 2001 consists of the following components:

(In millions)	September 30, 2002	December 31, 2001

Cumulative foreign currency translation adjustment	$(251.8)	$(191.7)
Cumulative loss from cash flow hedging transactions (Note 9)	(2.8)	(0.8)
Adjustment for minimum liability under supplemental retirement plan	(4.7)	(4.7)

Accumulated other comprehensive loss	$(259.3)	$(197.2)

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

7.      SEGMENT INFORMATION:

The 2002 operating results of Spain’s commercial business have been reclassified to discontinued operations and are not included in Europe’s segment results below. The 2001 operating results for this business have not been reclassified to discontinued operations since they were not material, and are included in Europe’s segment results below (Note 3).

The results of operations of the City Directory business divested October 2001 are classified as Divested Operations. Goodwill amortization in 2001 for all business segments has been reclassified to a separate line to provide for comparability with 2002.

Operating revenue and operating income by segment for the third quarter and first nine months of 2002 and 2001 (restated for the changes discussed above) are as follows:

	Third Quarter		Nine Months

(In millions)	2002	2001	2002	2001

Operating Revenue:
North America	$238.6	$210.7	$657.8	$634.4
Europe	32.8	33.9	95.6	105.1
Latin America	18.3	27.0	58.9	81.2
Other	—	2.4	4.4	7.2

	289.7	274.0	816.7	827.9
Divested Operations	—	8.4	—	29.2

	$289.7	$282.4	$816.7	$857.1

Operating Income:
North America	$95.7	$86.5	$264.6	$249.6
Europe	0.9	0.7	8.4	2.9
Latin America	5.1	8.5	14.7	24.3
Other	—	2.2	4.4	6.7
General Corporate Expense	(12.0)	(9.7)	(35.5)	(34.6)

	89.7	88.2	256.6	248.9
Divested Operations	—	(1.4)	—	(2.8)
Goodwill Amortization	—	(6.3)	—	(19.0)

	$89.7	$80.5	$256.6	$227.1

Total assets by segment at September 30, 2002, and December 31, 2001, are as follows:

(In millions)	September 30, 2002	December 31, 2001

North America	$973.2	$825.5
Europe	172.3	192.4
Latin America	152.8	190.6
Other	1.6	3.7
Corporate	222.0	210.4
Discontinued operations	6.7	—

	$1,528.6	$1,422.6

The increase in North America assets resulted primarily from the Naviant acquisition (Note 4). The decline in Latin America assets resulted primarily from declining currency exchange rates in Argentina and Brazil.

8.      EARNINGS PER SHARE (EPS):

The income amount used in the numerator of the Company’s EPS calculations is the same for both basic and diluted EPS. A reconciliation of the average outstanding shares used in the denominator of the calculations is as follows:

	Third Quarter		Nine Months

(In millions)	2002	2001	2002	2001

Weighted average shares outstanding (basic)	135.9	137.4	136.4	136.7
Effect of dilutive securities:
Stock options	1.7	2.7	2.5	1.9
Long-term incentive plan	—	0.1	—	0.1

Weighted average shares outstanding (diluted)	137.6	140.2	138.9	138.7

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

At September 30, 2002, the Company has an interest rate swap agreement in effect that fixes the interest rate for one of its variable rate obligations through its duration in 2010. This derivative has been designated as a cash flow hedge, was documented as fully effective, and at September 30, 2002, was valued as a liability totaling $4.7 million. This liability is included with other current liabilities in the accompanying consolidated balance sheets, and the related loss was recorded, net of income tax, as a component of accumulated other comprehensive loss.

At September 30, 2002, the Company also has interest rate swap agreements in place to float the interest rate on $250 million of its fixed rate senior notes through their maturity date in 2005. These derivatives have been designated as fair value hedges and are fully effective. The value of these swaps was $16.0 million at September 30, 2002, and was recorded as an asset with a corresponding increase in long-term debt.

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

A reconciliation of third quarter and first nine months 2001 reported earnings with pro forma earnings excluding goodwill amortization is shown on the table below (in millions, except per share amounts):

Third Quarter, 2001	As Reported	Goodwill Amortization (Net of Tax)	Pro Forma

Net income	$35.8	$4.7	$40.5
Net income per share (diluted)	$0.26	$0.03	$0.29

First Nine Months, 2001	As Reported	Goodwill Amortization (Net of Tax)	Pro Forma

Income from continuing operations	$108.2	$13.7	$121.9
Income from continuing operations per share (diluted)	$0.78	$0.10	$0.88

Net income	$113.4	$17.2	$130.6
Net income per share (diluted)	$0.82	$0.12	$0.94

In January 2002, the Company adopted FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The statement supersedes FASB Statement No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, but retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. The Statement also supersedes Accounting Principles Board Opinion No. 30 (APB 30), for the disposal of a segment of business, extending the reporting of a discontinued operation to a “component of an entity.” Further, the Statement requires operating losses from a “component of an entity” to be recognized in the period(s) in which they occur rather than at the measurement date as had been required under APB 30.

In June 2002, the FASB issued Statement No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This statement nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity’s commitment to an exit plan. The Company is required to implement Statement No. 146 on January 1, 2003, and does not believe this statement will have a significant impact on its financial position or results of operations.

11.      LONG-TERM DEBT:

In June 2003, $200 million of the Company’s senior notes will mature and have been reclassified from long-term debt to short-term debt and current maturities of long-term debt. In October 2002, the Company successfully completed the issuance of $250 million of five-year senior notes with a coupon of 4.95%. The proceeds from these notes were used to pay down the Company’s revolving credit facility and for general corporate purposes, including the November 2002 purchase of CBC (Note 4). In turn, the revolving credit facility will then be used to retire the $200 million in senior notes maturing June 2003.

12      RESTRUCTURING:

In the fourth quarter of 2001, the Company recorded restructuring charges totaling $37.2 million associated with headcount reductions and facilities to be vacated or consolidated. Charges to the reserve totaled $8.8 million in 2001 and $10.7 million in 2002 through September 30. The remaining reserve of $17.7 million is included in other current liabilities in the accompanying consolidated balance sheets. An analysis of 2002 activity in the reserve through September 30 is as follows (in millions):

	Severance	Facilities and Other	Total

Balance, December 31, 2001	$8.4	$20.0	$28.4
Less, current period charges	(7.6)	(3.1)	(10.7)

Balance, September 30, 2002	$0.8	$16.9	$17.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – (third quarter and first nine months of 2002 compared to third quarter and first nine months of 2001)

Overview

For an understanding of the significant factors that influenced the Company’s results, the following discussion should be read in conjunction with the consolidated financial statements and related notes.

As a leading source of consumer and commercial information, Equifax provides consumer credit information, information management, marketing services, commercial information, and direct-to-consumer products which facilitate a wide range of credit and business decisions. Equifax serves customers across a wide range of industries, including the financial services, retail, healthcare, telecommunications, utilities, automotive, brokerage, and insurance industries, as well as state and federal governments. The Company also enables consumers to manage and protect their financial affairs through a portfolio of products offered directly to individuals.

In July 2001, the Company spun off its Payment Services industry segment (Certegy) (Note 3) and, in October 2001, the Company sold its City Directory business. The results of Certegy are reflected as discontinued operations in the accompanying financial statements, and the results of the City Directory business are reflected in “Divested Operations” for segment reporting. In the third quarter of 2002, the Company decided to exit its commercial reporting business in Spain, which is now held for sale (Note 3). Spain’s commercial business results are classified as discontinued operations in 2002. Discontinued after tax losses totaled $10.8 million in the third quarter and $11.5 million for the first nine months of 2002, or $0.08 per share in each period, and include a $9.0 million ($0.07 per share) estimated loss on disposal. Its 2001 results were not material and have not been reclassified to discontinued operations.

Management believes the Equifax Core Business results for 2001, which exclude the results of Certegy and City Directory and goodwill amortization (Note 10), are more useful in analyzing the underlying business by providing a consistent comparison of the Company’s 2002 operating performance versus 2001. The 2001 Spain commercial business results have not been excluded from the 2001 Core Business results since they were not material.

Financial highlights from continuing operations in the third quarter include:

•	Diluted earnings per share increased nine percent to $0.36 from $0.33 in 2001.

•	Consolidated revenues of $290 million increased six percent (three percent after adjusting for exchange rate fluctuations and the Naviant acquisition).

•	Operating income was $90 million compared to $88 million in 2001.

•	Consolidated operating margins were 31 percent compared to 32 percent in the prior year.

•	North America revenues of $239 million increased 13 percent (8 percent excluding the acquisition of Naviant)

•	Within North America, Consumer Direct revenues were $11 million, doubling last year.

The following table summarizes Equifax’s As Reported results from continuing operations and Core Business results for the three and nine-month periods ended September 30, 2002 and 2001 (in millions, except per share amounts):

	Third Quarter			Nine Months

	2002	2001 As Reported	2001 Core	2002	2001 As Reported	2001 Core

Revenue	$289.7	$282.4	$274.0	$816.7	$857.1	$827.9
Operating income	$89.7	$80.5	$88.2	$256.6	$227.1	$248.9
Income from continuing operations (after-tax)	$49.7	$35.8	$46.1	$139.6	$108.2	$128.5
Diluted earnings per share from continuing operations	$0.36	$0.26	$0.33	$1.01	$0.78	$0.93

A reconciliation of Equifax’s third quarter and first nine months As Reported earnings per share to Core Business earnings per share is as follows:

	Third Quarter		Nine Months

Earnings Per Share (Diluted):	2002	2001	2002	2001

Continuing operations, As Reported	$0.36	$0.26	$1.01	$0.78
Adjustments, net of income taxes:
- 2001 goodwill amortization	—	0.03	—	0.10
- City Directory results and loss on sale	—	0.04	—	0.05

Continuing operations, Core Business	$0.36	$0.33	$1.01	$0.93

The following discussion of revenue, operating income and segment results is on a Core Business basis (as previously described). The discussion of other income (expense), net, interest expense, and effective tax rates is on an As Reported basis.

Revenue

The Company generated revenues of $816.7 million year-to-date and $289.7 million in the third quarter. Revenues increased six percent in the quarter and declined one percent year-to-date, with both periods impacted by the Naviant acquisition in August 2002 (Note 4) and foreign currency exchange rates. Excluding the effects of Naviant and foreign currencies, revenue increased three percent in the quarter and declined one percent for the first nine months. Naviant revenues were $10.7 million in the quarter and first nine months. Foreign currencies negatively impacted revenues $12.3 million (1.5 percent) in the first nine months and $2.9 million (one percent) in the quarter.

Operating Income

Operating income increased three percent in the first nine months and two percent in the quarter to $256.6 million and $89.7 million, respectively. North America operations delivered 11 percent profit growth in the quarter (eight percent excluding the Naviant acquisition) bringing its year-to-date growth to six percent. North America’s profit growth was driven by a 13 percent revenue increase in the quarter. Europe’s margin improved in the quarter and has tripled year-to-date over 2001. Overall profit growth in both periods has been negatively impacted by Argentina’s economic collapse.

Segment Results (Note 7)

North America

North America generates over 80 percent of the Company’s revenue and over 90 percent of the Company’s profit before corporate expense. This segment’s revenue increased 13 percent in the quarter and four percent year-to-date. The Naviant acquisition (included in Direct Marketing) positively impacted revenue growth five percentage points in the quarter and two percentage points year-to-date. North America revenue consists of the components shown in the table below (in millions):

	Third Quarter		Nine Months

	2002	2001	2002	2001

U.S. Credit Information Services	$119.9	$111.6	$338.5	$336.5
Mortgage Services	16.0	10.3	38.9	32.1
Canadian Operations	19.4	19.7	58.3	58.5

Subtotal, Information Services	155.3	141.6	435.7	427.1

Credit Marketing	42.2	40.8	122.8	119.7
Direct Marketing	30.1	22.9	71.8	71.7

Subtotal, Marketing Services	72.3	63.7	194.6	191.4

Consumer Direct	11.0	5.4	27.5	15.9

	$238.6	$210.7	$657.8	$634.4

U.S. Credit Information Services revenue was up seven percent in the quarter and one percent year-to-date, due primarily to volume growth of nine percent in the quarter and three percent year-to-date. Third quarter volume growth was driven by mortgage refinancing and mid-market share gains, principally in financial services. Average prices were up one percent in the quarter influenced by business mix on higher mortgage activity and down one percent year-to-date. Mortgage Services revenue grew 55 percent in the quarter and 21 percent year-to-date, driven by the decline in interest rates during the quarter. Canadian revenues were flat in the quarter and up two percent in the first nine months in local currency.

The Company’s marketing businesses generated revenues of $72.3 million in the quarter and $194.6 million year-to-date. Excluding the effect of the Naviant acquisition, marketing revenues declined three percent in the quarter and four percent year-to-date. Credit Marketing’s revenue grew three percent in both periods. The Direct Marketing business continues to be negatively impacted by the slowdown in advertising, mailing, and promotions as revenues declined 15 percent in both periods excluding the Naviant acquisition.

Consumer Direct revenues doubled in the quarter to $11 million. First nine months revenue was up 73 percent to $27.5 million exceeding 2001 full year revenues of $22 million. The Company expects this revenue growth trend to continue into 2003.

North America delivered profit of $95.7 million in the quarter and $264.6 million in the first nine months. Operating income grew $9.3 million (11 percent) in the quarter and $15.0 million (six percent) year-to-date, with the increases in both periods driven by revenue growth in Consumer Direct, Mortgage Services, and U.S. Credit Information Services, as well as the Naviant acquisition.

North America includes U.S. Credit Information Services, Mortgage Services, Canadian Operations, Credit Marketing Services, Direct Marketing Services (including Naviant), and Consumer Direct.

Europe

Europe continued to improve its profit and margins through expense reductions and operating efficiencies including the exit of Spain’s commercial business. For the quarter, operating income was $0.9 million with margins of three percent compared to $0.7 million operating income with two percent margins in prior year. For the first nine months, profit contribution has tripled to $8.4 million from $2.8 million in 2001 and margins have improved 600 basis points to nine percent compared to three percent in 2001.

Operating expenses have been reduced $15.0 million or 17 percent year-to-date more than offsetting a nine percent decline in revenue. Revenues were down in both periods due to economic conditions.

During the third quarter of 2002, the Company made the decision to exit its commercial reporting business in Spain due to local market conditions, and this business is now held for sale (Note 3). For 2002, the results of the Spain commercial business have been classified as discontinued operations. Prior year results were not material and have not been reclassified.

Operations are in the United Kingdom, Spain, Portugal and Italy.

Latin America

Latin America generated revenues of $18.3 million in the quarter compared to $27.0 million in 2001. Revenues in the first nine months were $58.9 million versus $81.2 million last year. In local currency, Brazil’s revenue grew four percent in the quarter and was up three percent year-to-date. Excluding the impact of exchange rate fluctuations, this segment’s revenues were down 13 percent in the quarter and 11 percent year-to-date driven by Argentina’s economic collapse.

Operating income was $5.1 million in the quarter and $14.7 million year-to-date, compared to $8.5 million and $24.3 million in the comparable prior periods. The profit declines in both periods were driven by Argentina. Despite the economic challenges, Latin America delivered operating margins of 28 percent in the quarter and 25 percent in the first nine months.

Operations are principally in Brazil, Argentina and Chile.

Other

Other consists solely of a subcontract related to the Company’s lottery subsidiary. All previously deferred revenue related to this subcontract has now been recognized, and no further revenue or operating income is expected to occur in this segment.

Other Income (Expense), Net

Other income (expense), net improved $5.9 million in the third quarter and $6.3 million year-to-date due primarily to the $5.8 million loss on the sale of City Directory recorded in the third quarter of 2001.

Interest Expense

Interest expense decreased $1.9 million in the third quarter and $6.5 million for the first nine months compared to 2001. These declines were due primarily to lower effective borrowing rates.

Effective Tax Rates

The effective tax rates from continuing operations declined from 43.5 percent to 39.0 percent in the third quarter and from 42.0 percent to 39.3 percent for the first nine months, as compared to the prior year. The declines in 2002 were due to: the elimination of goodwill amortization beginning January 1, 2002, as required by SFAS 142; the tax basis of goodwill related to the loss on sale of City Directory recorded in the third quarter of 2001; as well as the implementation of state tax planning strategies.

Financial Condition

Cash provided by operating activities for the first nine months of 2002 totaled $150.0 million compared with $165.0 million in 2001. Free cash flow (operating cash flow less capital expenditures) totaled $114.6 million in the first nine months of 2002 compared to $127.7 million in 2001. Operating cash flows funded dividend payments and capital expenditures, exclusive of acquisitions.

Capital expenditures exclusive of acquisitions during the first nine months of 2002 totaled $35.4 million, and are expected to total approximately $50 million for the full year. During the first nine months, the Company repurchased 2.9 million shares of treasury stock at a total cost of $71.4 million (Note 5). At September 30, 2002, approximately $223 million remained authorized for future repurchases. Other significant 2002 transactions included $218.1 million for acquisitions (Note 4).

The acquisitions and stock repurchases during the first nine months of 2002 were financed primarily with excess cash from operations, a net $122.7 million in debt additions, $31.6 million in proceeds from stock option exercises, and $41.0 million in proceeds collected on a seller note related to a prior year divested business. There have been no significant changes in the Company’s contractual obligations since December 31, 2001. In June 2003, $200 million of the Company’s senior notes will mature and have been reclassified from long-term debt to short-term debt and current maturities of long-term debt. In October 2002, the Company successfully completed the issuance of $250 million of five-year senior notes with a coupon of 4.95%. The proceeds from these notes were used to pay down the Company’s revolving credit facility and for general corporate purposes, including the November 2002 purchase of CBC’s consumer credit files and certain customer contracts (Note 4). In turn, the revolving credit facility will then be used to retire the $200 million in senior notes maturing June 2003.

At September 30, 2002, approximately $231 million was available to the Company under its $465 million revolving credit facility. Should CSC exercise its option to sell its credit reporting business to the Company, as discussed in Note 6, additional sources of financing would be required. The Company believes it can arrange alternative sources of financing to fund this potential purchase, including public debt and/or equity markets and additional lines of bank credit.

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

In the normal course of business, the financial position and results of operations of the Company’s foreign subsidiaries can be impacted by changes in foreign currency exchange rates. The Company’s position is to not hedge translational foreign currency exchange risks. However, the Company does hedge certain transactional foreign currency exchange risks, and at September 30, 2002, the exchange risk associated with the Company’s intercompany advances related to funding its investment in Italy were hedged by having a portion of the borrowings under its revolving credit facility denominated in that foreign currency.

The Company manages its exposure to changes in interest rates by (1) maintaining an appropriate weighted average debt maturity and (2) controlling the mix of fixed and variable rate debt, in part by using interest rate swap agreements. The Company’s earnings can be affected by the impact that changes in interest rates have on its variable-rate obligations. At September 30, 2002, approximately $547 million (61%) of the Company’s short-term and long-term debt was in variable-rate facilities. At this level, if market interest rates increased 1%, interest expense would increase approximately $5.5 million per year (pre-tax).

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act) was carried out under the supervision and with the participation of the Company’s management, including the chief executive and chief financial officers, within the 90 days preceding the filing of this Quarterly Report on Form 10-Q. Based on that evaluation, the chief executive and chief financial officers have concluded that the Company’s disclosure controls and procedures were effective as of the date of that evaluation.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The following is a complete list of Exhibits included as part of this Report. A list of those documents filed with this Report is set forth on the Index to Exhibits appearing elsewhere in this Report and is incorporated by reference:

Exhibit No.	Description

99.1	Certification of Thomas F. Chapman, Chief Executive Officer of Equifax Inc., Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Philip J. Mazzilli, Chief Financial Officer of Equifax Inc., Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Indenture: Equifax Inc. 4.95% Notes due November 1, 2007. Dated as of October 29, 2002. The Bank of New York, Trustee.

99.4	Registration Rights Agreement by and among Equifax Inc., Banc of America Securities LLC and the other Initial Purchasers referred to [t]herein. Dated as of October 29, 2002.

(b)	Reports on Form 8-K

Registrant filed two reports on Form 8-K during the quarter for which this report is filed.

On August 8, 2002 the Registrant filed a report on Form 8-K submitting to the Securities and Exchange Commission sworn statements of its Chief Executive Officer and Chief Financial Officer pursuant to the Commission’s order of June 27, 2002, requiring the filing of sworn statements pursuant to Section 21(a) (1) of the Securities Exchange Act of 1934.

On August 15, 2002, the Registrant filed a Form 8-K furnishing to the Commission a copy of a press release that it had issued on August 15, 2002 announcing that it had acquired all of the outstanding common stock of Naviant, Inc. for $135 Million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.

EQUIFAX INC. (Registrant)
Date: November 12, 2002	/s/ THOMAS F. CHAPMAN

Thomas F. Chapman, Chairman and Chief Executive Officer

Date: November 12, 2002	/s/ PHILIP J. MAZZILLI

Philip J. Mazzilli Chief Financial Officer

CERTIFICATIONS

I, Thomas F. Chapman, Chief Executive Officer of Equifax Inc. (the “registrant”) certify that:

1. I have reviewed this quarterly report on Form 10-Q of Equifax Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Thomas F. Chapman

Thomas F. Chapman Chief Executive Officer

I. Philip J. Mazzilli, Chief Financial Officer of Equifax Inc. (the “registrant”) certify that:

1. I have reviewed this quarterly report on Form 10-Q of Equifax Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Philip J. Mazzilli

Philip J. Mazzilli Chief Financial Officer

INDEX TO EXHIBITS

The following documents are being filed with this Report.

Exhibit No.	Description

99.1	Certification of Thomas F. Chapman, Chief Executive Officer of Equifax Inc., Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Philip J. Mazzilli, Chief Financial Officer of Equifax Inc., Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Indenture: Equifax Inc. 4.95% Notes due November 1, 2007. Dated as of October 29, 2002. The Bank of New York, Trustee.

99.4	Registration Rights Agreement by and among Equifax Inc., Banc of America Securities LLC and the other Initial Purchasers referred to [t]herein. Dated as of October 29, 2002.