Form 10-K
period 2002-12-31
EQUIFAX INC
filed 2003-03-28
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2002

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ____________ to ____________

Commission file number 001-06605

EQUIFAX INC.

(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-0401110 (I.R.S. Employer Identification No.)

1550 Peachtree Street, N.W. Atlanta, Georgia (Address of principal executive offices)	30309 (Zip Code)

Registrant’s telephone number, including area code: 404-885-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $1.25 par value per share Common Stock Purchase Rights	Name of each exchange on which registered New York Stock Exchange New York Stock Exchange

Securities to be registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                ☒ YES                 ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                ☒ YES                 ☐ NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price for the Common Stock as reported on the New York Stock Exchange composite tape on March 21, 2003, was $2,976,429,508. All executive offers, directors, and holders of 5% or more of the outstanding Common Stock of registrant have been deemed, solely for purposes of the foregoing calculation, to be “affiliates” of the registrant.

As of March 21, 2003, 140,996,187 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 14, 2003, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

EQUIFAX INC.
FORM 10-K
For the Year Ended December 31, 2002

SIGNATURES	64

CERTIFICATIONS	66

EXHIBIT INDEX	68

FORWARD-LOOKING STATEMENTS

As used herein, the terms “Equifax,” “we,” “our,” and “us” refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

This Form 10-K and certain information incorporated herein by reference contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. In addition, certain statements included in our future filings with the Securities and Exchange Commission (the “SEC”), in press releases, and in oral and written statements made by us or with our approval, that are not statements of historical fact, are forward-looking statements. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seeks,” “plan,” “project,” “continue,” “predict,” and other words or expressions of similar meaning are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are found at various places throughout this report and in the documents incorporated herein by reference. These statements are based on our current expectations about future events or results and information that is currently available to us, involve assumptions, risks and uncertainties, and speak only as of the date on which such statements are made. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that may cause such a difference, include, but are not limited to those discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors, below, as well as: declines in the rate of growth, or absolute declines, in consumer spending and consumer debt in our market areas; changes in the marketing techniques of credit card issuers; increased pricing pressures; changes in or failure to comply with U.S. and international legislation or governmental regulations, including the Fair Credit Reporting Act and Gramm-Leach-Bliley Act; successful integration of acquisitions; exchange rate fluctuations and other risks associated with investments and operations in foreign countries; increased domestic or international competition; our ability to successfully develop and market new products and services, successful incorporation of new technology and adaptation to technological change and equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing; increased competitive pressures both domestically and internationally; and international conflict, including terrorist acts.

Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by us in fiscal year 2003.

PART I

ITEM 1.         BUSINESS.

Overview

We were founded in Atlanta, Georgia, in 1899 and have been known as Equifax Inc. since 1975. We have been publicly owned since 1965, listed on the New York Stock Exchange since 1971, and are a member of the S&P 500.

We collect, organize and manage various types of credit, financial, demographic, and marketing information regarding individuals and businesses, which we collect from a variety of sources. These sources include financial or credit granting institutions, which provide accounts receivable information; public records of bankruptcies, liens, and judgments; and surveys and warranty cards from which we gather demographic and marketing information. We maintain information in our proprietary databases regarding more than 400.0 million consumers and businesses worldwide. We compile and process this data utilizing our proprietary systems and make it available to customers in user-friendly and value-added formats.

Our products and services include consumer credit information, information management, marketing information, business information, and identity verification services which enable businesses to make informed decisions about extending credit or service, manage their portfolio risk, and develop marketing strategies about consumers and businesses. We also enable consumers to manage and protect their financial affairs through a portfolio of products that we sell directly to individuals via the Internet.

We operate in 13 countries: North America (the United States and Canada), Europe (the United Kingdom, Ireland, Spain, Italy, and Portugal) and Latin America (Brazil, Argentina, Chile, El Salvador, Peru, and Uruguay). We serve customers across a wide range of industries, including the financial services, retail, telecommunications, utilities, automotive, brokerage, healthcare, and insurance industries, as well as state and federal governments. Our revenue stream is highly diversified and our largest customer provides less than 3% of our total revenues.

Recent Developments

Asset Acquisition from CBC Companies, Inc.

In November 2002, we acquired the credit files, contractual rights to territories, customer relationships and related businesses from CBC Companies, Inc., an independent credit reporting agency, for $95.0 million in cash. As one of our “Affiliate” credit reporting agencies we collected, formatted, and processed CBC’s data for more than 14 years. When a customer requested a credit report regarding an individual whose credit file was owned by CBC directly from CBC, we prepared the report in exchange for a processing fee from CBC, and CBC sold it to the customer. Alternatively, if the customer requested this same report from us, we processed the report and sold it to the customer, but we paid a fee to CBC for the underlying data. The purchased CBC database includes customers from Ohio, Florida, West Virginia, South Dakota, North Dakota, and Indiana.

Acquisition of Naviant, Inc.

In August 2002, we acquired Naviant, Inc. for $135.0 million in cash. Naviant is a direct marketing company with a database of more than 100 million permission-based email addresses. Naviant’s products and services enable marketers to identify, target, and build consumer relationships through email marketing. Naviant’s products and services include:

•         Email Lists: Naviant sells email lists and provides fulfillment services to over 3,000 customers. The email lists include physical addresses, demographics and purchasing power data on consumers who have given their consent to receive marketing information.

•         Email Append: Naviant’s email append service combines its email addresses with a customer’s database to significantly reduce direct marketing costs while increasing results and tracking capabilities.

•         List Services: List services allow marketers to identify and market to active online households. The list services suite includes the High Tech Household file, which we believe to be the largest and most comprehensive resource for Internet-enabled households.

Exit from Commercial Services in Spain

During the third quarter of 2002, we made the decision to exit our commercial services business in Spain, and this business is now held for sale, with the expectation that we will sell the business in 2003. In accordance with SFAS No. 144, the net assets, results of operations and cash flows of the Spain commercial business for 2002 have been classified as “Discontinued Operations.”

Spin-Off of Payment Services

On July 7, 2001, we completed the spin-off of our Payment Services segment. The spin-off was accomplished by the consolidation of the business units that comprised our Payment Services segment into one wholly-owned subsidiary, Certegy Inc., and the subsequent distribution of all the common stock of Certegy Inc. to our shareholders. The two companies were separated for accounting purposes as of June 30, 2001. All financial information in this Form 10-K, including the historical financial information set forth below in Part II, Item 6, Selected Financial Data, has been restated to reflect the spin-off of our Payment Services segment, and the operating results of that segment are included in Discontinued Operations. As a result of the spin-off, our financial statements for the fiscal years ended December 31, 1997 through 2001, and the fiscal quarters ended March 31, June 30, and September 30, 2001, have been restated to isolate and show Certegy’s net assets, results of operations, and cash flows as Discontinued Operations.

Segment Reporting

We manage our business and report our financial results through the following three core operating segments:

•         Equifax North America

•         Equifax Europe

•         Equifax Latin America

We renamed our “North American Information Services” segment “Equifax North America” in 2002 for purposes of consistency and to more appropriately reflect the range of businesses conducted in this segment. Our financial results also include two additional segments- “Other” and “Divested Operations,” which are described below under the heading “Other and Divested Operations segments.” Detailed financial results and segment information are provided below in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Part II, Item 8, Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 12, Segment Information.

Products and Services

Overview

Product Lines.

Our products and services are now categorized into the following three product lines:

•         Information Services

•         Marketing Services

•         Consumer Direct

We provide our Information Services products to varying degrees in each of our operating segments and, currently, we provide our Marketing Services and Consumer Direct products through our Equifax North America segment. In 2002, we redefined our Information Services product line, establishing our Marketing Services as a separate product line to accommodate and reflect the strategic expansion of our direct marketing products and services resulting from, among other things, the acquisition of Naviant, Inc., a direct marketing company that we acquired in August 2002. Information Services will, however, continue to include our Consumer and Commercial Services, which had been referred to as our “credit information services,” and our “Mortgage Services”, which includes the provision of consumer credit information to mortgage lenders in the United States. When we refer to our “U.S. Consumer and Commercial Services” from time to time, we mean the Consumer and Commercial Services that we provide in the United States, which we previously referred to as “U.S. Credit Information Services.” Similarly, when we refer to our “Canadian Operations,” we mean the Consumer and Commercial Services that we provide in Canada.

Information Services. Information Services, which is our largest product line, includes our Consumer Services, Commercial Services and our Mortgage Services.

Our Consumer Services, which are products and services derived from the credit information that we maintain regarding individual consumers, include credit reporting, credit scoring, mortgage reporting, risk management, prescreen services that facilitate preapproved offers of credit, fraud detection, modeling services and certain of our decisioning products that automate a variety of decisions. Our customers utilize the information we provide to make decisions for a wide range of credit and business purposes, such as whether to, and on what terms to, approve mortgage or auto loans, credit card applications, identity verification, and similar business uses. We offer our Consumer Services in every market where we operate and we are a market leader in North America and in most of the international markets where we have operations.

Our Commercial Services, which are products and services derived from our database of information about businesses, include credit reporting, credit scoring and risk management. These products and services are provided to a wide variety of customers primarily in Canada, the United Kingdom, and Brazil, where we are a market leader. We are continuing to develop our limited Commercial Services offerings in the United States.

Our Mortgage Services include the provision of specialized credit reports to mortgage lenders in the United States. These products combine the reports of the three major credit reporting agencies into one.

Marketing Services. Our Marketing Services includes our Credit Marketing and Direct Marketing products and services. Our Credit Marketing products and services are derived from our consumer credit information databases and help our customers acquire new customers and monitor current relationships. Our Direct Marketing products and services, which are available in the United States, include compiled, self-reported, permission-based consumer marketing databases and services, which customers use to solicit consumers via direct marketing and email communications. Our targeted high quality demographic and lifestyle information lists and list performance services, which include data enhancement, list hygiene (which is verifying a customer’s information against other data), modeling and analytical consulting, facilitate improved direct mail and email response, and increased customer loyalty. Our products also enable customers to target specifically defined market segments, individuals, and businesses, and design more effective and cost efficient marketing campaigns.

Consumer Direct. In 1999 we began providing our Consumer Direct line of individual credit information and other financial products to consumers in the United States through a secure Internet channel. In 2002, we began offering Consumer Direct products to Canadian consumers.

Equifax North America

Overview

Equifax North America is our largest segment and in 2002 generated 81% of our revenue and 91% of our operating profit before corporate expense. This segment includes results of our Information Services, Marketing Services, and Consumer Direct product lines sold in the United States and Canada. Approximately 2,850 employees were employed in the Equifax North America segment as of December 31, 2002.

Our strategic objective for Equifax North America is to provide products that:

•         Enable customers to utilize an individual’s or small business’s credit history in determining whom to do business with;

•         Assist customers in reducing the impact of fraudulent activities;

•         Assist companies in the management of their credit portfolios;

•         Enable customers to manage their debt recovery activities;

•         Enable customers to market specific products and services to consumers;

•         Enable customers to develop marketing strategies for cross-selling other products and services to their entire customer base;

•         Enlighten, empower and enable consumers to manage information on their personal credit and financial histories; and

•         Enable customers to comply with the USA PATRIOT Act.

Information Services

In the Equifax North America segment, our Information Services product line consists of the following components: Consumer Services, Commercial Services, Mortgage Services and our Canadian Operations.

Our Consumer Services products and services are derived from the credit information that we maintain about individual consumers, and is the dominant business in our Equifax North America segment. We maintain information on more than 220.0 million consumers in North America, where we are a market leader in Consumer Services. We offer a full range of Consumer Services products in our North America markets, including credit reporting, credit scoring, mortgage reporting, prescreen services, risk management, fraud detection and modeling services, and certain of our decisioning products that facilitate preapproved offers of credit that automate a variety of decisions. Our customers utilize the information we provide to make decisions for a wide range of credit and business purposes, such as whether to, and on what terms to, approve mortgage or auto loans, credit card applications, identity verification, and similar business uses. Risk management and fraud detection and prevention services enable banks and financial institutions to monitor default rates by proactively managing their existing credit card accounts.

Customers of our Consumer Services products and services access them through a full range of electronic distribution mechanisms, including direct real-time access, which facilitates instant decisions, such as the instant granting of credit. Customers of our Consumer Services products include banks, mortgage lenders, financial institutions, telecommunications and utility companies, retailers, automotive manufacturers and dealers, brokerage firms, insurance companies, healthcare providers, and governments. Our Commercial Services products and services are available predominately in Canada. These products are derived from our databases of credit and financial information about businesses. The sale of credit reports is the primary source of revenue, and our reports are purchased by a wide variety of customers. We are continuing to develop our limited Commercial Services offerings in the United States by focusing on small businesses. We have created a unique single source of small business credit information, and thus far maintain information on more than 14 million small businesses. In 2002, we introduced our Small Business Credit Report that includes loan, credit card, and leasing history as well as trade accounts receivable performance. Customers utilize our reports to make financial and marketing decisions.

Our Mortgage Services products, available only in the United States, consist of specialized credit reports that combine the reports of the three major credit reporting agencies into one. These reports are used by mortgage lenders in making underwriting decisions.

Our operations in Canada include our Consumer and Commercial Services product lines and these revenues are consolidated on a geographic basis as Canadian Operations. Consumer Direct revenues relating to Canada are reported in the results for that product line.

Marketing Services

Our Marketing Services product line includes our Credit Marketing and Direct Marketing products and services. Our Credit Marketing products and services, available in the United States, Canada, Latin America, and the U.K., utilize our consumer credit information databases through batch processing to help our customers acquire new customers and monitor current relationships using a variety of products and services including prescreen and account review services.

We offer a full range of Direct Marketing Services products in the United States, which provide customers with the tools they need to maximize and manage their direct marketing efforts, effectively utilize a variety of direct marketing methods, efficiently identify and acquire new customers, and realize additional revenue from existing customers. Our Marketing Services products enable customers to:

•         Identify, target, and reach the best prospects and customers;

•         Derive benefits from accurate and powerful consumer databases;

•         Segment customers according to particular criteria;

•         Select from specialty, self-reported, or permission-based direct mailing lists;

•         Easily access online customer mailing lists;

•         Use “what-if” scenarios to create customized mailing lists online;

•         Improve their direct mail response rate; and

•         Reduce costs associated with unwanted or unnecessary mailings.

We provide Direct Marketing Services products, such as compiled, self-reported and permission-based consumer marketing databases and services. Our targeted high quality demographic and lifestyle information lists and list performance services, which include data enhancement, list hygiene, modeling and analytical consulting, facilitate improved direct mail response, and increased customer loyalty. Our products enable customers to target specifically defined market segments, individuals, and to design more effective and economically efficient marketing campaigns. Customers include financial institutions, insurers, catalogers, publishers, technology companies, manufacturers and telecommunications companies.

In August 2002, we acquired Naviant, Inc., a company that provides integrated precision marketing tools that enable marketers to identify, target, and build consumer relationships through email marketing. Naviant’s database of more than 100 million unique permission-based email addresses, also includes other attributes such as physical address, age, income, purchasing power, occupation, and SIC codes. Data sources include electronic product registration websites, co-registration partner websites that direct consumers to Naviant’s website, and third parties from whom Naviant purchases or licenses data. Naviant’s products and services enable marketers to identify, target, and build consumer relationships through email marketing. We believe that combining Naviant’s email database with our extensive marketing data and technology will accelerate growth in Marketing Services.

Consumer Direct

In late 1999, we began offering credit information directly to consumers in the United States via the Internet at www.equifax.com. Equifax Credit Profile®, our first Consumer Direct product, provides secure online access to a user-friendly credit report. In 2001, we introduced Equifax Credit WatchTM, which is a subscription service that assists consumers in protecting against identity fraud, and ScorePower®, the only on-line service that gives consumers access to their BEACON 96TM score, a form of the credit score most widely used by creditors. In 2002, we further expanded the product line by introducing a 3-in-1 Credit ReportTM, which combines reports from the three U.S. credit reporting agencies, and also began offering insurance reports and scores. In 2002, we began offering Equifax Credit Profile and ScorePower to Canadian consumers. We intend to continue to expand our product offerings, expand geographically, and develop creative marketing strategies for profitable growth. Customers of our Consumer Direct products include consumers, as well as businesses that offer Consumer Direct products to their customers.

Equifax Europe

Our Equifax Europe segment consists of our operations conducted in the United Kingdom, Ireland, Spain, Italy, and Portugal, and accounted for 11% of our 2002 revenue, with the United Kingdom accounting for 77% of the segment’s revenue. We employ approximately 925 employees in the Equifax Europe segment.

Our Information Services product line is sold in each country that makes up the Equifax Europe segment except for Ireland, where we have support operations. These products are based on the more than 45.0 million consumer credit records that we maintain. The Consumer Services products we provide in Equifax Europe include credit reporting, credit scoring, risk management, fraud detection, and modeling services. Our Commercial Services products, such as credit reporting and commercial risk management services, are also available predominately in the United Kingdom. During the third quarter of 2002 we made the decision to exit the Commercial Services business in Spain and this business is now held for sale and reported as Discontinued Operations. Information on the Discontinued Operations is included in Part II, Item 8, Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 2, Discontinued Operations.

We also provide, primarily in the United Kingdom, Credit Marketing products, such as business prospect lists, business profile analysis, and database management. We are exploring expanding our Consumer Direct product line into Europe, where it is currently not offered.

Equifax Europe customers include banks, mortgage lenders, financial institutions, and governments, which utilize the information we provide to make decisions for a wide range of credit and business purposes, such as approval of auto loans, and credit card applications, verification of identities, and similar business uses. Products are developed by Equifax Europe to respond to market needs and opportunities and may include variations of products offered in the United States market.

Equifax Latin America

Our Equifax Latin America segment consists of our operations conducted in Brazil, Argentina, Chile, El Salvador, Peru, and Uruguay, and accounted for 7% of our 2002 revenue, with Brazil accounting for 57% of the segment’s revenue. We employ approximately 1,125 employees in the Equifax Latin America segment. Our Information Services product and services line is sold in each country that makes up the Equifax Latin America segment and our Consumer Services products and services are the dominant source of revenue in each of these countries, with the exception of Brazil. We offer a full range of Consumer Services products based on the consumer credit records that we maintain on more than 72.0 million consumers in Latin America, including: credit reporting, credit scoring, risk management, identity verification, and fraud detection services.

We offer our Commercial Services products and services line in each of the Equifax Latin America countries to varying degrees, and it is the dominant source of revenue in Brazil where we are a market leader. Services offered include credit reporting, decisioning tools and software and commercial risk management services on businesses operating in the several countries. We also offer our Credit Marketing products and services to varying degrees in each of the Equifax Latin America countries, and provide a variety of consumer and commercial marketing services based on our extensive credit information databases including: account profitability analysis, business profile analysis, business prospect lists, and database management.

Equifax Latin America customers include banks, telecommunications companies, retailers, financial institutions, and governments which utilize the information we provide to make decisions for a wide range of credit and business purposes such as: credit card applications, service applications, identity verification, and similar business uses. In each of this segment’s countries, the majority of our customers access our products and services through a number of electronic distribution mechanisms, including direct real-time access, which facilitates instant decisions and cross-selling opportunities. We also sell directly our various reports and services via branches, websites, and mail fulfillment.

Sales and Distribution

We have a worldwide sales organization with approximately 1,400 employees as of December 31, 2002 including sales management and administration. We sell our products primarily through our direct sales force, although the sales channels used by us vary by product and service. We also sell and market our products and services through indirect sales channels, such as our Affiliate credit bureaus, our marketing alliances, and value-added resellers. We also sell through direct mail, telemarketing, and various websites, such as www.equifax.com, which is the main distribution channel for our Consumer Direct products and services.

We distribute our products and services to customers worldwide primarily through electronic data interfaces. Equifax ePORTTM, our web-based product delivery channel, enables us to deliver services to our customers via a secure Internet connection. The success of our Consumer Direct product line is directly linked to delivery of products to consumers through a secure Internet channel. We will continue to capitalize on the most efficient and effective means of delivering products and services to our customers.

Product Development

Our products and services are based on our proprietary technology and databases and enable customers to operate their businesses with efficiency. We are constantly seeking to expand our product and service offerings. Generally, we expand product offerings through internal development, partnering with third parties, or by acquisition. An example of recent new products generated through internal development is our patented eIDverifier® Internet identity verification products. Our recently introduced Small Businesses Credit Report demonstrates the expansion of our technological expertise into a new market. Another new service offering is our safety and security initiative which assists customers in meeting regulatory compliance issues and established uncovering money-laundering risks. In addition, our recent acquisition of Naviant provides us with the ability to offer a range of established email marketing products.

Data Sources

We rely extensively upon data from external sources to maintain our proprietary and non-proprietary databases. These sources include financial or credit granting institutions, which provide accounts receivable information; public records of bankruptcies, liens, and judgments; and surveys and warranty cards from which we gather demographic and marketing information. Our Information Services product line relies predominately on data received from customers via contractual relationships and from various government and public record services. Additionally, in the United States we also rely on contractual relationships with a limited number of Affiliate third party credit reporting agencies to provide us data in certain geographic areas. Outside of the United States, governmental data sources are generally more significant to our business.

Our Marketing Services product line, with the exception of our Credit Marketing Services products, is derived from our proprietary databases consisting of consumer, lifestyle and demographic information. The majority of this information is gathered by consumers reporting information on warranty cards, voluntarily providing information via websites maintained by us, or otherwise requesting certain types of information. This permission-based information is generally less regulated and restricted than the credit information that we maintain. See “Government Regulation” below. With the acquisition of Naviant we acquired extensive databases comprised of permission-based email information. These databases provide us the opportunity to develop new products and to explore cross-selling synergies with our existing databases. Our Credit Marketing Services products utilize the credit based consumer data that also underlies our Information Services products.

The databases underlying our Information Services and Marketing Services product lines include numerous generalized databases and specialized databases of varying sizes. Some of these databases are subject to regulatory restrictions regarding usage. All our databases are regularly updated by information provided by banks, financial institutions, other trade credit providers, and governments and we are committed to enhancing, expanding and maintaining the integrity of our proprietary databases. Our Consumer Direct product line relies on the consumer credit information databases, which underlay our Consumer Services products.

Government Regulation

Because our business involves the collection of consumer data and the distribution of such information to businesses who make credit, service, and marketing decisions, certain of our activities and products and services are subject to regulation under various local, state and federal laws in the United States, including the Fair Credit Reporting Act, or FCRA, which regulates the use of consumer credit information and to a lesser extent, the Gramm-Leach-Bliley Act, which regulates the use of non-public personal information. Portions of the FCRA relating to prescreen services are expiring in 2003, and if not renewed could adversely impact sales of our Credit Marketing products and services. We are also subject to privacy and consumer credit laws and regulations in foreign countries where we do business, notably, the United Kingdom’s Data Protection Act of 1998, which became fully effective on October 24, 2001 and, which regulates the manner in which we can use third-party data, and recent regulatory limitations relating to use of the Electoral Roll, one of our key data sources in the United Kingdom. Generally, the data underlying the products offered by our Information Services and Consumer Direct product lines, excluding our Commercial Services products, are subject to these regulations.

The information underlying our Commercial Services and Direct Marketing Services is less regulated than the other portions of our business where data relates to consumers or is credit based. Information underlying our Commercial Services business, which relates to commercial enterprises, is generally less regulated than information relating to individual consumers. A significant portion of the information maintained by our Marketing Services business is voluntarily provided by individuals, rendering it subject to fewer restrictions on use. It is our policy, however, to treat all information with a high degree of security reflecting our recognition of individuals’ privacy concerns.

Intellectual Property

We own and control a number of trade secrets and other confidential information, trademarks, service marks, trade names, copyrights, patents, and other proprietary and intellectual property rights that, in the aggregate, are of material importance to our business. These rights include the “Equifax “ name and related marks and logos, and our proprietary data, which we believe are individually of material importance to our business. We consider these to be proprietary, and we rely on a combination of copyright, trademark and service mark, patent, trade secret, non-disclosure and other contractual and intellectual property safeguards for protection. We do not hold any franchises or concessions that are material to our business or results of operations.

We are licensed to use certain data, technology and other intellectual property rights owned and controlled by others. Other than the licenses from Fair, Isaac and Company, Inc. and Seisint, Inc., we do not consider these licenses to be material to our business. We have a series of license agreements with Fair, Isaac pursuant to which we obtain among other rights, the right to use in our Information Services products, several credit scoring algorithms, and the right to sell scores derived from these algorithms. These agreements have varying durations and generally provide for usage-based fees. Seisint, Inc. has granted us a license to use certain software for our Direct Marketing Services products. This license facilitates our sale of marketing lists and other Direct Marketing Services products. A second license permits us to utilize this platform to support our Credit Marketing products. Both Seisint licenses have a 10-year term, beginning in 2002, and may be renewed for yearly periods thereafter.

We license other companies to use certain data, technology and other intellectual property rights that we own and control, primarily as core components of our products and services, on terms that are consistent with customary industry standards.

Competition

We operate in a number of geographic, product and service markets, which are highly competitive. Our Information Services products primarily compete with the products of two global consumer credit reporting companies, Experian Information Solutions, Inc. and Trans Union LLC, which offer a range of consumer credit reporting products that are similar to products that we offer. We believe that our products and services offer customers an advantage over those of our competitors’ because of the quality of our data files which we believe to be superior in terms of depth and accuracy. Our competitive strategy is to rely on product features and quality while remaining competitive on price. Experian and Dun & Bradstreet, Inc. are the major competitors to our Commercial Services products, although we believe that we are addressing in a unique way the small business segment of that market where neither is particularly strong. Our Marketing Services products also compete with these and other companies that offer demographic information products and services, including Acxiom Corporation, Harte-Hanks, Inc. and InfoUSA, Inc. We believe that Marketing Services products and services that we offer are superior and in some cases unique, to those offered by our competitors at comparable prices. Our Consumer Direct products and services compete with similar offerings sold directly by Experian and Trans Union and also with offerings from a number of resellers of Experian, Trans Union and our credit reports. We tailor our pricing of Consumer Direct products, to the needs of the market which can change frequently due to the dynamic nature of the consumer market. We change our pricing periodically to accommodate new product introductions, or other market conditions.

Employees

We employed approximately 5,000 employees in 13 countries as of December 31, 2002. The Equifax North America segment employed 2,850 of these employees, Equifax Europe employed 925, Equifax Latin America employed 1,125 and 100 were employed by General Corporate. None of our U.S. employees are subject to a collective bargaining agreement. Pursuant to local laws, our employees in Brazil and Argentina, are subject to collective bargaining agreements that govern general salary and compensation matters, basic benefits, and hours of work. The Company is not a party to these agreements. We consider our employee relations to be good.

Available Information

Our website is www.equifax.com. We make available on this website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Information contained on our website is not part of this Form 10-K or our other filings with the SEC.

Financial Information About Geographic Areas

Detailed financial information by geographic area, including revenues for the past three fiscal years from our customers in the United States, from our customers outside the United States, and from customers in certain foreign countries, is set forth in Part II, Item 8, Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 12, Segment Information.

Other and Divested Operations Segments

In addition to our three core operating segments, we report, in our “Other” segment, information about our former lottery business, which consists solely of an agreement between a subsidiary of ours and GTECH Corporation. Pursuant to this subcontract, GTECH assumed obligations of our subsidiary under a contract with the State of California to install a system to automate the processing of instant lottery tickets, provide terminals and related security hardware, and license various software applications developed to support the system. After the second quarter of 2002 we did not receive and do not expect any further revenue or operating income from this segment.

In our “Divested Operations” segment, we report information about the City Directory business that we sold in the fourth quarter of 2001, the risk management collections business located in the United States, Canada, and the United Kingdom that we sold in October 2000, the vehicle information business located in the United Kingdom that we sold in December 2000, and a direct marketing business in Canada that we sold in December 2000.

Executive Officers of the Registrant

Following are the persons serving as our executive officers as of March 28, 2003, together with their ages, positions, and brief summaries of their business experience:

Name	Age	Position	Officer Since

Thomas F. Chapman	59	Chairman and Chief Executive Officer	1991

Mark E. Miller	43	President and Chief Operating Officer	2002

Donald T. Heroman	51	Corporate Vice President and Chief Financial Officer	2002

Kent E. Mast	59	Corporate Vice President, General Counsel and Secretary	2000

Karen H. Gaston	50	Corporate Vice President and Chief Administrative Officer	1998

John T. Chandler	55	Vice President, Financial Administration	2002

Jeffrey L. Dodge	51	Senior Vice President, Investor Relations	1992

Owen V. Flynn	52	Corporate Vice President and Chief Technology Officer	2002

Virgil P. Gardaya	56	Senior Vice President - Consumer Direct	2000

Philip J. Mazzilli	62	Corporate Vice President	2000

Michael G. Schirk	53	Vice President and Treasurer	1999

Paul J. Springman	57	Senior Vice President	2002

Dennis B. Story	39	Vice President and Corporate Controller	2001

There are no family relationships among our executive officers, nor are there any arrangements or understandings between any of the officers and any other persons pursuant to which they were selected as officers.

Mr. Chapman also serves as a Director. Messrs Chapman, Chandler, Dodge, Flynn, Schirk and Springman and Ms. Gaston have all been employed with Equifax or its subsidiaries in executive positions for the previous five years.

Mr. Miller was elected as our President and Chief Operating Officer in August 2002. Prior to joining Equifax, he was with Cendant Corporation where he served as President and Chief Executive Officer of Galileo International, its electronic global distribution services subsidiary, since October 2001. Prior to that, Mr. Miller was President and Chief Executive Officer of Cendant’s Travel Division, a position he assumed in January 2001 when Cendant completed its acquisition of Avis Group Holdings, Inc. At Avis, Mr. Miller was President and Chief Operating Officer of its Vehicle Management Services Group from June 1999 to January 2001. From July 1997 to June 1999, Mr. Miller served as President and Chief Executive Officer of PHH Arval, a vehicle management company and a related company, Wright Express, a corporate fuel card services provider. Before joining PHH in 1997, he was President of GE Capital Financial, a part of GE Capital Services.

Mr. Heroman joined Equifax as Corporate Vice President and Chief Financial Officer in November 2002. Prior to joining the Company he served as Executive Vice President and Chief Financial Officer of People’s Bank in Bridgeport, CT. Before joining People’s Bank, he was Senior Vice President and Treasurer of SunTrust Banks, Inc. from 1988 until 2001.

Mr. Mast joined Equifax in November 2000, and prior to that was a Senior Partner of Kilpatrick Stockton LLP, an international law firm, from 1990.

Mr. Gardaya joined Equifax in November 1998 as Senior Vice President, Global Communications Micro/LAN Services. Prior to being named to his current position in September 2001, Mr. Gardaya also served as our Corporate Vice President and Chief Technology Officer. Prior to that, Mr. Gardaya served as Vice President and Chief

Information Officer for GTE Wireless and GTE Airfone, and in various executive positions with GTE for more than five years.

Mr. Mazzilli served as our Corporate Vice President, Treasurer and Controller from 1992 through June 1999. In 1999, he became Executive Vice President and Chief Financial Officer of Nova Corporation, which provides transaction processing and related software application products to small merchants. He rejoined Equifax as Chief Financial Officer in February 2000, and assumed his present position in November 2002.

Mr. Story joined Equifax in March 2000 and was Vice President & Group Controller for Global Technology and Equifax Internet Solutions before being promoted to his current position in August 2001. Prior to joining Equifax, Mr. Story served as Chief Financial Officer, Zep Manufacturing Company from 1999 to 2000, and prior to that he was Vice President of Finance for Alumax Inc. from 1994 to 1998.

ITEM 2.         PROPERTIES.

Our executive offices are currently located at 1550 Peachtree Street, N.W., Atlanta, Georgia, in a leased facility that is also utilized by our Equifax North America and Equifax Latin America segments. Our other properties are geographically distributed to meet sales and operating requirements worldwide. We consider these properties to be both suitable and adequate to meet our current operating requirements, and most of the space is being utilized. We ordinarily lease office space for conducting our business and are obligated under approximately 129 leases and other rental arrangements for our headquarters and field locations. We own four office buildings. One is located in Wexford, Ireland and is utilized by Equifax Europe. One each, utilized by Equifax Latin America, is located in Sao Paolo, Brazil and in Santiago, Chile. A fourth located in Buenos Aires, Argentina was purchased in 2001 for use by Equifax Latin America but never occupied, and is now held for sale or lease. We also own approximately 23.5 acres in Windward Office Park located in Alpharetta, Georgia, adjacent to office space we currently lease.

ITEM 3.         LEGAL PROCEEDINGS.

A number of lawsuits seeking damages are brought against us each year, primarily as a result of the consumer credit reports that we issue. In 2002, a class of plaintiffs was recently certified in a lawsuit, Franklin Clark and Latanjala Denise Miller v. Equifax Inc. and Equifax Credit Information Services, Inc., which alleges that we violated the FCRA by failing to follow reasonable procedures to assure maximum possible accuracy with respect to the reporting of accounts included in a bankruptcy. All parties have reached an agreement to settle all claims, and the court has preliminarily approved the settlement. The suit was filed in April 2000, and is pending in federal court in South Carolina.

In addition, in 1600 Peachtree, L.L.C. v. Equifax Inc. the Plaintiff alleges breach of a guaranty agreement relating to our prior headquarters building, and seeks damages of approximately $43.0 million, substantially all of which represents future rent contingencies. We contend that the guaranty is void and intend to vigorously defend the matter. A related lawsuit based on the same facts, SouthTrust Bank f/k/a SouthTrust Bank National Association v. Equifax Inc., has been dismissed for lack of standing.

We are involved in other lawsuits, claims and proceedings in the ordinary course of our business. Any possible adverse outcome arising from these matters is not expected to have a material impact on our results of operations or financial position, either individually or in the aggregate. However, our evaluation of the likely impact of these pending lawsuits could change in the future.

We provide for estimated legal fees and settlements relating to pending lawsuits. In our opinion, the ultimate resolution of these matters will not have a materially adverse effect on our financial position, liquidity, or results of operations.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our securities holders during the fourth quarter of 2002.

PART II

ITEM 5.         MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is listed and traded on the New York Stock Exchange under the ticker symbol “EFX”. The following table shows the high and low sales prices for our common stock, as listed on the New York Stock Exchange and adjusted to reflect the July 7, 2001 distribution to our shareholders of one share of Certegy Inc. for every two shares of our common stock held of record as of June 27, 2001, for each quarter in the last two fiscal years:

2001		2002

High	Low	High	Low

First Quarter	$19.58	$16.24	$31.30	$22.69
Second Quarter	$22.94	$17.52	$29.92	$25.19
Third Quarter	$27.41	$18.60	$27.03	$18.93
Fourth Quarter	$25.33	$21.45	$25.80	$20.03

Year	$27.41	$16.24	$31.30	$18.93

Holders

According to records of our transfer agent, at March 5, 2003, we had approximately 9,458 holders of record of our common stock.

Dividends

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

	2001	2002

First Quarter	$0.093	$0.020
Second Quarter	$0.093	$0.020
Third Quarter	$0.020	$0.020
Fourth Quarter	$0.020	$0.020

Year	$0.225	$0.080

Securities Authorized for Issuance Under Equity Compensation Plans.

Information required by this Item regarding the Securities authorized for issuance under our equity compensation plans is included in the Section captioned “Equity Compensation Plan Information” of our Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2003, to be filed with the SEC and is incorporated herein by reference.

ITEM 6.         SELECTED FINANCIAL DATA.

The table below summarizes our selected historical financial information for each of the last five years. The financial information for the years ended December 31, 2002, 2001, and 2000 has been derived from our audited financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data.” The financial information for the years ended December 31, 1999 and 1998 has been derived from statements not included in this report. The historical selected financial information may not be indicative of our future performance, and should be read in conjunction with the information contained in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements. As a result of the spin-off of Certegy Inc. our financial statements for the years ended December 31, 1998 through 2001, have been restated to isolate and show Certegy’s net assets, results of operations, and cash flows as Discontinued Operations. See Part II, Item 8, “Financial Statements and Supplementary Data” Notes to Consolidated Financial Statements, at Note 2, Discontinued Operations.

	Year Ended December 31,
(in millions except per share and employee data)
	2002	2001	2000	1999	1998

Summary of Operations:
Operating revenue	$1,109.3	$1,139.0	$1,189.2	$1,092.7	$1,055.8
Operating income(1) (2)	$351.3	$253.8	$308.6	$286.3	$261.9
Income from continuing operations (1) (2)	$191.3	$117.3	$141.1	$147.7	$135.2
Dividends paid	$11.4	$32.3	$52.3	$52.0	$52.1
Per Common Share (diluted);
Income from continuing operations per share(1) (2)	$1.38	$0.84	$1.04	$1.06	$0.94
Dividends	$0.080	$0.225	$0.370	$0.363	$0.353

Weighted average common shares outstanding (diluted)	138.5	139.0	136.0	139.6	144.4

	December 31,

	2002	2001	2000	1999	1998

Balance Sheet Data:
Total assets	$1,506.9	$1,422.6	$1,893.1	$1,607.9	$1,675.6
Long-term debt	$690.6	$693.6	$993.4	$933.4	$868.8
Total debt	$924.5	$755.6	$1,047.6	$1,012.3	$914.4
Shareholders’ equity	$221.0	$243.5	$383.6	$215.5	$366.5
Common shares outstanding	135.7	136.2	135.8	134.0	140.0

Other Information:
Stock price per share (3)	$23.14	$24.15	$16.98	$13.95	$20.24
Market capitalization (3)	$3,152.6	$3,288.4	$2,306.9	$1,869.0	$2,834.2
Employees-continuing operations	5,000	5,200	6,500	7,800	9,500

   (1)  In 2001, we recorded restructuring and other charges of $60.4 million ($35.3 million after tax, or $0.25 per share) for employee severance, facilities consolidation, and the write-down of certain technology assets.

   (2)  In 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 modifies the accounting for business combinations, goodwill, and identifiable intangible assets. As of January 1, 2002 all goodwill amortization ceased.

   (3)  Stock prices and market capitalization prior to 2001 have been adjusted to reflect the spin-off of Certegy.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes in Part II, Item 8 – “Financial Statements and Supplementary Data.” This discussion contains forward-looking statements. Please see “Forward-Looking Statements,” above, and “Risk Factors,” below, for a discussion of the uncertainties, risks, and assumptions associated with these statements.

Overview

As a leading source of consumer and commercial credit information, we collect, organize and manage various types of financial, demographic, and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as state and federal governments. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to individuals. We have approximately 5,000 employees worldwide, and manage our business globally through the following three operating segments: Equifax North America, Equifax Europe, and Equifax Latin America. Our operations are predominantly located within the United States, with foreign operations principally located in Canada, the United Kingdom, and Brazil.

Our products and services are categorized as follows: Information Services, Marketing Services, and Consumer Direct. Our Information Services products and services allow customers to make credit decisions about consumers and commercial enterprises. Our Marketing Services information products and databases enable customers to identify a target audience for marketing purposes, and our Consumer Direct products and services provide information to consumers that enable them to reduce their exposure to identity fraud and to monitor their credit health.

We develop, maintain, and enhance secured proprietary information databases through compilation of accounts receivable information about consumers and businesses that we obtain from a variety of sources, such as credit granting institutions, public record information, including bankruptcies, liens, and judgments, and marketing information from surveys and warranty cards. We process this information utilizing our information management systems and make it available to our customers in a user-friendly format.

Summary of Selected Recent Events

Acquisitions. In November 2002, we acquired consumer credit files, contractual rights to territories, and customer relationships and related businesses from CBC Companies, Inc., or CBC, an independent credit reporting agency, for $95.0 million in cash. The purchased CBC database includes customers from Ohio, Florida, West Virginia, South Dakota, North Dakota and Indiana.

In August 2002, we acquired Naviant, Inc. for $135.0 million in cash. Naviant is a direct marketing company with a database of permission-based email addresses. Naviant’s products and services enable marketers to identify, target, and build consumer relationships through email marketing.

$250.0 Million Note Offering. In October 2002, we completed the sale of $250.0 million aggregate principal amount of our 4.95% senior unsecured notes, which mature November 1, 2007. The proceeds were used to pay down our revolving credit facility and for general corporate purposes, including the November 2002 acquisition of assets from CBC. In turn, we will borrow $200.0 million under our revolving credit facility to retire our $200.0 million aggregate principal amount of outstanding 6.5% senior unsecured notes, which mature June 2003. See Note 6 to our Consolidated Financial Statements.

Discontinued Operations – 2002 Spain Commercial and 2001 Spin-off of Certegy. In the third quarter of 2002, we initiated a plan to exit our commercial reporting business in Spain, which is now held for sale. Our decision to exit the business was driven by unfavorable growth prospects in this market and unsatisfactory financial performance. Discontinued after tax losses totaled $13.3 million in 2002 including a $9.0 million ($0.07 per share) estimated loss on disposal. The results for this business in 2001 and 2000 were not material, as revenues were less than 1% of our total sales, and thus have not been reclassified to Discontinued Operations.

On July 7, 2001, we completed the spin-off of our Payment Services segment. The spin-off was accomplished by the consolidation of the business units that comprised our Payment Services segment into a separate, wholly-owned subsidiary, Certegy Inc., and the subsequent distribution of all of the common stock of Certegy to our shareholders. As a result of the spin-off, our historical financial statements have been restated with Certegy’s net assets, results of operations and cash flows classified as “Discontinued Operations.” See Note 2 to the Consolidated Financial Statements.

Divested Operations in 2001 and 2000. In October 2001, we sold our City Directory business and, in the fourth quarter of 2000, we sold our risk management collections businesses in the United States, Canada, and the United Kingdom, our vehicle information businesses in the United Kingdom, and a direct marketing business in Canada. Combined revenues for these businesses in 2001 and 2000 were $29.2 million and $162.0 million, respectively, with a 2001 operating loss of $3.6 million and 2000 operating income of $9.0 million.

The operating results of these businesses are classified in Divested Operations for segment reporting purposes and are included in our income from continuing operations. See Note 4 to the Consolidated Financial Statements.

Restructuring and Impairment Charges in 2001. In the fourth quarter of 2001, we recorded restructuring and impairment charges of $60.4 million ($35.3 million after tax or $0.25 per diluted share). The restructuring charges, which total $37.2 million, are associated with the reconfiguration of our business after the spin-off of Certegy and the realignment of our cost structure in our international operations, and consist of severance costs and reserves to reflect our estimated exposure on facilities to be vacated or consolidated. The asset impairment charges, which total $23.2 million, reflect our write-down of several technology investments. See Note 5 to the Consolidated Financial Statements.

Components of Income Statement

Revenues from our three operating segments, Equifax North America, Equifax Europe and Equifax Latin America, are generated from a variety of products and services categorized into three groups: Information Services, Marketing Services, and Consumer Direct. In 2002, our Equifax North America segment generated 81% of our worldwide revenues and 91% of our operating profit before corporate expense.

Information Services revenues are principally transaction related, and are derived from our sales of the following products, many of which are delivered electronically: credit reporting and scoring, mortgage reporting, identity verification, fraud detection, decisioning and modeling services and credit marketing services. Revenues from our Marketing Services are derived from our sales of products that help customers acquire new customers. Consumer Direct revenues are transaction related, and are derived from our sales of credit reporting products and identity theft monitoring services, which we deliver to consumers electronically via the Internet and via mail. Our revenues are sensitive to a variety of factors, such as demand for, and price of, our services, technological competitiveness, our reputation for providing timely and reliable service, competition within our industry, federal, state, foreign and regulatory requirements governing privacy and use of data, and general economic conditions. See “Risk Factors,” below.

Our operating expenses include costs of services and selling, general, and administrative expense. Costs of services consist primarily of data acquisition and royalties; customer service costs, which include: personnel costs to collect, maintain and update our proprietary databases, to develop and maintain software application platforms, and to provide consumer and customer call center support; hardware and software expense associated with transaction processing systems; telecommunication and computer network expense; and occupancy costs associated with facilities where these functions are performed. Selling, general, and administrative, or SG&A expenses consist primarily of personnel costs for compensation paid to sales and administrative employees and management. Depreciation and amortization expense includes amortization of acquired intangible assets.

Adoption of SFAS 142

Beginning January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142. SFAS 142 modifies the accounting for business combinations, goodwill, and identifiable intangible assets. As of January 1, 2002 all goodwill amortization ceased. SFAS 142 requires an initial impairment test of goodwill and certain other intangibles to be completed in the year of adoption and annually thereafter. In 2002, we completed our goodwill impairment testing required by SFAS 142, which resulted in no adjustment to the carrying amount of goodwill. Although the adoption of the impairment provisions of SFAS No. 142 did not have a material impact on our financial position, we cannot assure you that additional impairment tests will not require an impairment charge during future periods should circumstances indicate that our goodwill balances are impaired. Income from continuing operations for the years ended December 31, 2001 and 2000 included after tax goodwill amortization of $18.5 million ($0.13 per diluted share), and $19.6 million ($0.14 per diluted share), respectively.

Consolidated Results of Operations

Our consolidated results for each of the three years in the periods ended December 31, were as follows:

		2001		2000

(in millions, except per share data)	2002	GAAP	Non- GAAP	GAAP	Non- GAAP

Revenue	$1,109.3	$1,139.0	$1,109.8	$1,189.2	$1,027.2
Operating Income	$351.3	$253.8	$342.5	$308.6	$320.3
Income from Continuing Operations	$191.3	$117.3	$177.7	$141.1	$166.7
Net Income	$178.0	$122.5	$177.7	$228.0	$166.7

Diluted EPS:
Income from Continuing Operations	$1.38	$0.84	$1.28	$1.04	$1.23
Net Income	$1.29	$0.88	$1.28	$1.68	$1.23

All references to earnings per share data in this MD& A are to diluted earnings per share unless otherwise noted.

GAAP and Non-GAAP Financial Measures

The results presented in the above table are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, we discuss financial measures in accordance with GAAP and also on a non-GAAP basis. When we refer to a financial measure as “reported,” we are referring to a GAAP financial measure. When we refer to a financial measure as “adjusted,” we are referring to a non-GAAP financial measure.

The following events are reflected in our adjusted results and impacted years 2001 and 2000 only: our restructuring charge taken in the fourth quarter of 2001, our divested operations in 2001 and 2000, and the adoption of SFAS 142. We believe that our use of certain adjusted, non-GAAP financial measures allows our management and investors to evaluate and compare our core operating results from ongoing operations from period to period in a more meaningful and consistent manner. Reconciliations of GAAP to non-GAAP financial measures are included in this MD&A before Critical Accounting Policies.

All “adjusted,” or non-GAAP, financial measures that we discuss in this Item 7 exclude, and all “reported,” or GAAP, financial measures that we discuss in this Item 7 include, the following items:

Year 2001 Non-GAAP Items Reflected in “Adjusted”

•         An aggregate net pre-tax charge in 2001 of $94.6 million ($60.4 million after tax; $0.44 loss per share), consisting of:

•          $60.4 million restructuring and impairment charges ($35.3 million after tax; $0.25 loss per share);

•          a combined $8.8 million pre-tax loss ($3.0 million loss from operations and $5.8 million loss on sale included in other income and expense net) from the City Directory business that we sold in the fourth quarter ($6.6 million after tax; $0.06 loss per share) in the fourth quarter of 2001; and

•          the $25.4 million elimination of goodwill amortization expense ($18.5 million after tax; $0.13 income per share) as if SFAS No. 142 had been effective on January 1, 2001.

Year 2000 Non-GAAP Item Reflected in “Adjusted”

•         Aggregate net pre-tax income in 2000 of $26.7 million ($25.6 after tax income; $0.19 income per share), consisting of:

•          a pre-tax loss of $3.6 million ($2.1 million after tax; $0.02 loss per share) from the operations of the City Directory that we no longer own;

•          a combined $12.1 million of pre-tax income ($16.3 million in operating income less a $4.2 million loss on sale included in other income (expense net) from the risk management collections and vehicle information businesses ($8.0 million after tax; $0.06 income per share) that we sold in the fourth quarter of 2000;

•          a $7.6 million pro-forma reduction of interest expense ($4.5 million after tax; $0.03 income per share) as if the sale of our risk management collections and vehicle information businesses had occurred on January 1, 2000 thereby reducing our debt carrying cost based on cash proceeds at closing of approximately $149.2 million;

•          a $3.2 million pro forma increase in interest income ($1.9 million after tax; $0.02 income per share) from our $41.0 million note receivable established as part of seller financing with the divestiture of our risk management collections business;

•          lower income tax expense of $5.5 million ($0.04 income per share) to adjust the income tax effective rate from 43.2% to 41.2% to reflect the effective rate for ongoing operations; and

•          the $24.4 million elimination of goodwill amortization expense ($19.6 million after tax; $0.14 income per share) as if SFAS No. 142 had been effective on January 1, 2000.

Highlights for 2002 Consolidated Financial Results

•         Our reported consolidated revenues of $1.1 billion decreased 3%. As adjusted, our consolidated revenues were even with 2001.

•         Our reported income from continuing operations increased 63%. As adjusted, our income from continuing operations increased 8%.

•         Our operating margins improved to 32%.

•         Our interest expense of $41.2 million declined 14%.

•         Our reported operating income increased 38%. As adjusted, our operating income grew 3%.

•         Our reported earnings per share from continuing operations increased 64%. As adjusted, our earnings per share from continuing operations increased 8%.

•         Our total debt outstanding at December 31, 2002 was $924.5 million.

•         Our cash provided by operations was $248.8 million and our free cash flow, which is a non-GAAP measure of the amount of cash provided by our operating activities less capital expenditures, was $193.0 million.

•         We repurchased 2.9 million shares of common stock for a total investment of $72.5 million.

Year 2002 Compared With 2001

Our reported revenues of $1.1 billion in 2002 decreased 3% from 2001. Our adjusted revenues were even with 2002. In 2002, Equifax North America accounted for 81% of our total revenue and 91% of our operating income before corporate expense. Our revenue growth in 2002 was negatively impacted by a global economy that has continued to weaken. Equifax North America revenues grew 6% in 2002, delivering an additional $49.8 million in revenue, compared to 13% growth in 2001. Our 2002 revenue growth is attributable to increases in revenues from our Consumer Direct products, sales of Mortgage Services resulting from increased refinancing activity, and our acquisition of Naviant. International revenues declined $45.1 million or 18% driven by currency fluctuations, the decision to exit our commercial reporting business in Spain, and the decline of the Argentinean economy. The strengthening of the U.S. dollar against foreign currencies, particularly in Latin America, negatively impacted consolidated revenue by $16.7 million or 2%.

Consolidated operating expenses in 2002 of $758.0 million declined $127.2, million or 14% over 2001. Operating expense, as adjusted, decreased 1%, or $9.3 million. Excluding incremental operating expense from our Naviant acquisition, operating expenses declined 5%, driven by our continued focus on productivity improvements, discretionary expense control and our restructuring actions taken in 2001 after the Certegy spin-off. In the fourth quarter of 2001, we reduced our worldwide workforce 11% to approximately 5,200 employees, and in 2002, continued to drive productivity, resulting in an additional 5% decrease.

Cost of services in 2002 of $427.6 million declined $23.4 million or 5%. The divestiture of our City Directory business in October 2001 accounted for $9.3 million of the reduction. As adjusted, cost of services declined 3%, driven by our decision to exit of our commercial credit reporting business in Spain, lower personnel expense and professional service fees partially offset with higher royalties and data purchases expense on higher unit volumes in Equifax North America.

SG&A, expenses of $249.9 million declined nearly 7% over 2001, driven by the divestiture of City Directory. As adjusted, SG&A expense increased $4.5 million, or 2%, due to our Naviant acquisition. Our SG&A expense in 2002 was also negatively impacted by an increase of $4.3 million in bad debt expense, with the WorldCom bankruptcy representing the largest portion of such expense.

Operating income in 2002 increased 38%, to $351.3 million, with operating margins of 32%. Operating income, as adjusted, grew 3%, driven by our focus on productivity and expense control. Equifax North America’s ability to maintain strong operating margins while investing in key growth initiatives and Equifax Europe’s improvement in margins from 4% to 10% in 2002, offset margin erosion in our Marketing Services operations in the U.S., profit deterioration in Equifax Latin America due to economic conditions in Argentina, and the reduction in income from our former lottery business. See “Segment Results – Other,” below.

Year 2001 Compared With 2000

Our reported revenues of $1.1 billion in 2001 decreased 4%, or $50.2 million, driven by our divestiture of several businesses. See Note 4 to the Consolidated Financial Statements. In the fourth quarter of 2000, we sold the risk management collections business that we conducted in the United States, Canada and the United Kingdom, the vehicle information business that we conducted in the United Kingdom, and a direct marketing business that we conducted in Canada. On a combined basis these divested businesses including City Directory, which was sold in 2001, generated revenues of $162.0 million and operating profit of $9.0 million with margins of 6%. Revenues, as adjusted, increased 8% over 2000 driven by Equifax North America’s record 13% growth on strong credit reporting volumes and Consumer Direct revenue growth. The strengthening of the U.S. dollar against foreign currencies, particularly in Latin America, negatively impacted consolidated revenue by $26.9 million, or 3%.

Consolidated operating expenses in 2001 of $885.2 million, including a $60.4 million restructuring charge taken in the fourth quarter, increased $4.6 million over 2000. Operating expenses in 2001, as adjusted, were $767.3 compared to adjusted operating expenses of $706.9 in 2000. The $60.4 million increase was driven by record volumes in our North American operations and $22.8 million of incremental operating expense added from our acquisition of the Consumer Information Solutions Group from R.L. Polk & Co. in May 2000, and the November 2000 acquisition of two related Italian businesses named SEK S.r.l. and AIF Gruppo Securitas S.r.l. The products and services of the Consumer Information Solutions Group that we acquired from R.L. Polk & Co., which we had referred to as our Consumer Information Services, are now categorized within our Marketing Services product line, and reported in our Equifax North America segment.

Cost of services in 2001 of $451.0 million declined $62.2 million or 12%, driven by the sale of our risk management collections business in the United States, Canada and the United Kingdom, our vehicle information business in the United Kingdom, and a direct marketing business in Canada, which are classified as Divested Operations. Partially offsetting this decline is a $43.3 million increase in production and data processing expenses due to record volumes in our Equifax North America operations. SG&A expenses of $267.6 million increased 2% over 2000, driven by higher sales incentive payouts on record sales, incremental expense from our acquisition of the Consumer Information Solutions Group from R.L. Polk & Co., and growth in our Consumer Direct product line.

Operating income in 2001 of $253.8 million decreased 18% over 2000 driven by our $60.4 million restructuring charge taken in the fourth quarter of 2001. Operating income, as adjusted, increased 7% over 2000 driven by strong revenue growth in Equifax North America more than offsetting margin deterioration in our international operations.

Other income (expense), net

Other income (expense), net principally consists of interest income, gains and losses from divested businesses, and gains and losses on foreign currency. Interest income in 2002, 2001, and 2000 totaled $6.3 million, $8.3 million, and $7.9 million, respectively. Included in Other income (expense), net is the sale of our City Directory business in October 2001 and our risk management collections business and vehicle information business in 2000, which generated pre-tax losses of $5.8 million and $4.2 million, in 2001 and 2000, respectively.

Interest expense

Interest expense decreased $6.6 million and $8.0 million in 2002 and 2001, respectively. This reduction was driven by lower average debt outstanding and lower interest rates. Our total debt outstanding at December 31, 2002 was $924.5 million compared to $755.6 million at December 31, 2001. We expect interest expense to increase in 2003 due to higher outstanding debt levels.

Effective Tax Rates

Our effective tax rates from continuing operations were 39.3%, 42.1%, and 43.4% in 2002, 2001, and 2000, respectively. Our lower effective rate in 2002 was driven by: the elimination of goodwill amortization beginning January 1, 2002, as required by SFAS 142; the tax basis of goodwill related to the loss on sale of City Directory in the third quarter of 2001; and the implementation of state tax planning strategies. Effective tax rate changes from 2000 to 2001 were mainly due to non-deductible goodwill associated with divestitures and changes in levels of foreign earnings.

Segment Results

Our segment results for each of the three years in the period ended December 31, 2002, are as follows:

(in millions)	2002	2001	2000

Revenues:
Equifax North America	$902.2	$852.4	$755.2
Equifax Europe	126.1	141.1	142.9
Equifax Latin America	76.6	106.7	119.5
Other	4.4	9.6	9.6

Revenue before divested operations, Non-GAAP	1,109.3	1,109.8	1,027.2
Divested Operations	—	29.2	162.0

Revenues, GAAP	$1,109.3	$1,139.0	$1,189.2

Operating income:
Equifax North America	$361.6	$340.6	$295.9
Equifax Europe	12.7	5.8	17.2
Equifax Latin America	20.3	32.0	40.0
Other	4.4	8.9	8.9
General Corporate Expense	(47.7)	(44.8)	(41.7)

Operating income, Non-GAAP	351.3	342.5	320.3
Divested Operations	—	(2.9)	12.7
Goodwill Amortization	—	(25.4)	(24.4)
Restructuring and Other Charges	—	(60.4)	—

Operating income, GAAP	$351.3	$253.8	$308.6

Equifax North America

In 2002, Equifax North America generated 81% of our revenue and 91% of our operating profit before corporate expense. This segment’s revenue increased 6% in 2002. The Naviant acquisition, included in Marketing Services, positively impacted revenue growth 3.5% for the year. We experienced positive momentum in the second half of the year as revenues grew 6% compared to a 1% decline in the first half, excluding revenues from the Naviant acquisition.

As shown in the following table, our Equifax North America segment includes revenues from our:

•         U.S. Consumer and Commercial Services, which are comprised of the Consumer and Commercial Services that we provide in the U.S., which we previously referred to as U.S. Credit Information Services.

•         Mortgage Services that we provide in the U.S., which we prevciously referred to as U.S. Credit INformation Services.

•         Canadian Operations, which are comprised of the Consumer Services, Commercial Services and Credit Marketing Services that we provide in Canada;

•         Credit Marketing Services that we provide in the U.S.;

•         Direct Marketing Services, are comprised of the direct and email marketing services that we provide in the U.S. and include the products and services that we formerly referred to as our Consumer Information Services, and now include Naviant’s products and services; and

•         Consumer Direct products and services.

Revenue

(in millions)	2002	2001	2000

U.S. Consumer and Commercial Services	$455.4	$449.2	$393.8
Mortgage Services	55.2	44.4	25.7
Canadian Operations	77.4	77.5	68.1

North America Information Services	588.0	571.1	487.6
Credit Marketing Services	164.3	166.5	177.9
Direct Marketing Services	110.5	92.9	81.9

Total Marketing Services	274.8	259.4	259.8
Consumer Direct	39.4	21.9	7.8

	$902.2	$852.4	$755.2

Year 2002 Compared With 2001.

U.S. Consumer and Commercial Services 2002 revenue growth was 1% over 2001. Revenue growth in 2002 was challenging due to tough economic conditions in the U.S. and a record 2001 base year. Revenues in the second half of 2002 grew 5.5% compared to a 3% decline in the first half of the year. The momentum was driven by mortgage refinancing and market share gains, principally in financial services. Average prices were flat year over year, influenced by higher mortgage activity. Mortgage Services delivered record revenues with 24% growth. With continued economic weakness, we expect to see low to mid single digit revenue growth percentages in 2003. Mortgage loan originations, a significant contributor to our credit reporting volume growth in 2002 and 2001, are expected to slow during 2003.

Our Marketing Services product lines delivered $274.8 million in revenues or 6% growth in 2002, driven by incremental revenues from our Naviant acquisition. Revenues from our Credit Marketing Services, which include pre-screening, portfolio review, database and other marketing products, were down 1% for the year principally due to the economic conditions. Revenues from Direct Marketing Services were $110.5 million, or 19% above the prior year, driven by incremental revenues from our Naviant acquisition. Our Direct Marketing Services revenues continued to be negatively impacted by the slow down in spending for advertising, mailings, and promotions.

Consumer Direct services revenues grew 80% over the prior year. All products continued strong growth including $6.6 million of incremental sales from the launch of our Equifax 3-in-1 credit report. We continue to expect strong revenue growth in 2003.

Equifax North America delivered record profit of $361.6 million with 6% growth over adjusted operating income on solid revenue growth and strong expense management. We maintained operating margins of 40% as we continue to invest in growth initiatives such as our U.S. Small Business Credit Report and our Safety and Security Services.

Year 2001 compared with 2000.

U.S. Consumer and Commercial Services delivered revenue growth of 14% in 2001 on a record credit reporting volume increase of 20%. The key industry growth drivers were mortgage, telecommunications, financial services, and automotive. Lower interest rates helped generate record volumes in mortgage refinancing, cellular usage increased, and automakers’ zero rate financing incentives, which combined to drive consolidated volumes with consecutive quarterly growth in 2001. Volume growth was partially offset by average unit price declines of 6% in 2001. Mortgage Services revenues grew 73% in 2001 caused by a favorable interest rate environment, compared with a 21% decrease in 2000. Canadian operations revenues increased 14% in 2001 on strong consumer credit volume growth.

Our Marketing Services product lines generated combined revenues of $259.4 million, or almost even with $259.8 million in 2000. Revenues from our Credit Marketing Services declined 6% in 2001 versus 2000. Lower revenues in 2001 were principally due to product mix shifts to lower priced risk management products, and price compression due to customer consolidation. Our 2001 revenues from Direct Marketing Services were $92.9 million, a 13% increase over 2000. Excluding incremental revenues as a result of the May 2000 acquisition from R.L. Polk & Co., revenues declined 11%, principally driven by a significant slow down in advertising and marketing expenditures by our customers due to the slowing U.S. economy.

Consumer Direct revenues in 2001 more than doubled to $21.9 million largely due to $9.7 million of incremental sales from the new ScorePower® credit score product launched in March 2001 and increased sales of the Equifax Credit ReportTM credit report and Equifax Credit WatchTM credit monitoring service. Consumer Direct sales in 2000 totaled $7.8 million.

Operating income for Equifax North America increased 15% in 2001 on record revenue and volume growth. Excluding the impact of our May 2000 acquisition from R.L. Polk, operating income growth for 2001 was 16%.

Equifax Europe

Year 2002 compared with 2001.

Equifax Europe, which includes the results of our operations in the United Kingdom, Spain, Portugal and Italy, and our support operations in Ireland, continued to improve its profit and operating margins through expense reductions and operating efficiencies, and the decision to exit the commercial credit reporting business in Spain. Revenues declined 14% on a local currency basis driven by our decision to exit the commercial credit reporting business in Spain, and lower revenues from our United Kingdom operations. Our United Kingdom operations generated 77% of Equifax Europe’s revenues in 2002. U.S. dollar revenue benefited $5.4 million from the strengthening of local currencies, British pound and the euro.

Operating expenses in 2002 of $113.4 million declined 16%. United Kingdom expenses decreased 11% driven by our fourth quarter 2001 restructuring plan focused on rightsizing our United Kingdom operations and driving productivity. During the third quarter of 2002, we made the decision to exit the commercial credit reporting business in Spain due to local market conditions, and this business is now held for sale. See Note 2 to the Consolidated Financial Statements. For 2002, the results of the Spanish commercial business have been classified as discontinued operations. 2001 results were not material to our consolidated results and as such have not been reclassified to discontinued operations.

Operating income of $12.7 million more than doubled over 2001 driven by United Kingdom expense reductions. We continue to focus on driving operational efficiencies in our European businesses and expect continued margin improvement in 2003.

Year 2001 compared with 2000.

Equifax Europe achieved 2001 revenue growth of 3% in local currency. Our revenue growth was attributable to the November 2000 acquisition of two related Italian businesses named SEK S.r.l. and AIF Gruppo Securitas S.r.l. The strengthening of the U.S. dollar against the British pound and Spanish peseta reduced our revenue in 2001 by approximately $6.0 million. Additionally, we experienced revenue declines in our United Kingdom and Spain commercial credit reporting services.

Operating income, as adjusted, in 2001 of $5.8 million declined $11.4 million from 2000 on lower revenues in the United Kingdom and Spain.

Equifax Latin America

Year 2002 compared with 2001.

Revenues of our Equifax Latin America segment, which includes results of our operations in Brazil, Argentina, Chile, Peru, Uruguay and El Salvador, declined by $30.1 million, or 28% from 2001, driven by currency devaluation and the economic crisis in Argentina. Currency devaluation negatively impacted our Latin America revenues by $21.8 million, of which Brazil and Argentina accounted for $18.3 million. Argentina’s operating revenue and profit declined $21.8 million and $10.4 million, respectively. In local currency, Brazil’s revenues grew 8% in 2002 driven by performance in commercial reporting services.

Operating income, as adjusted, declined 37% to $20.3 million compared to 2001 principally due to Argentina’s economic decline. Despite the economic challenges, Equifax Latin America delivered solid operating margins of 26% in 2002 versus 30% in 2001.

Year 2001 compared with 2000.

Equifax Latin America generated revenue of $106.7 million and operating margins of 30% in 2001. In local currency, revenues increased three percent in 2001. The strengthening of the U.S. dollar against the Brazilian real and the Chilean peso reduced this segment’s revenue by approximately $17.5 million in 2001.

Operating income, as adjusted, in 2001 decreased $8.0 million mainly due to weak currencies and economic conditions in the region. Cost containment measures helped deliver strong margins of 30% in 2001.

Other

In our Other segment, we report information about our former lottery business, which consists solely of an agreement between a subsidiary of ours and GTECH Corporation. Pursuant to this subcontract, GTECH assumed obligations of our subsidiary under a contract with the State of California to install a system to automate the processing of instant lottery tickets, provide terminals and related security hardware, and license various software applications developed to support the system. We have exited the lottery business, and all previously deferred revenue related to this subcontract has now been recognized, and no further revenue or operating income is expected to occur in this segment.

General Corporate

General corporate expense increased $2.9 million in 2002 based on higher incentive compensation expense and one-time expenses associated with the hiring of senior executive management. Our 2001 expense increase of $3.1 million was driven by higher incentive compensation plan expense.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash flow provided by our operating activities, our revolving credit facilities, and cash and cash equivalents.

We believe that our ability to generate cash from our operations is one of our fundamental financial strengths. In 2002 we generated cash flow from operations of $248.8 million. Our free cash flow, the cash flow provided by our operating activities less capital expenditures, was $193.0 million in 2002. Our capital expenditures are used for developing, enhancing and deploying new and existing technology platforms, replacing or adding equipment, updating systems for regulatory compliance, the licensing of software applications and investing in disaster recovery systems. We use free cash flow, along with borrowings, to make acquisitions, to retire outstanding indebtedness, to pay dividends, and to make share repurchases.

Cash from Operations

Our net cash provided by operating activities in 2002 was $248.8 million compared to $255.1 million in 2001. Increased cash flows generated from lower trade receivable balances were offset by payments associated with our fourth quarter restructuring plan in 2001, ongoing data purchases, and a $20.0 million contribution to our U.S. defined benefit pension plan. Our operating cash flow continues to be driven by operating margin performance and aggressive working capital management (days sales outstanding declined from 63 days in 2001 to 55 days in 2002).

Cash provided by operations in 2001 amounted to $255.1 million, an increase of 32% from 2000. The improvement over 2000 was largely influenced by three factors: higher operating income, aggressive working capital management of receivables, and a $24.8 million reduction in capital expenditures.

Investing Activities

In 2002, net cash used in investing activities totaled $341.0 million, an increase of $234.5 million compared to 2001. The increase was primarily a result of our acquisition of Naviant and acquisition of assets from CBC. Our acquisitions, net of cash acquired, accounted for $321.2 million of total cash invested in 2002. Capital expenditures exclusive of acquisitions totaled $55.8 million, which principally represented development associated with key technology platforms in our businesses. We expect to generate free cash flow in excess of $200.0 million in 2003, with capital expenditures expected to range from $45.0 to $55.0 million.

In the third quarter of 2002, our $41.0 million note receivable associated with the sale of our risk management collections business in 2000 was completely paid.

In 2001, net cash used in investing activities totaled $106.5 million, a decrease of $156.5 million compared to 2000. The decrease was primarily the result of the fact that we were less acquisitive in 2001, focusing on our spin-off of Certegy. Capital expenditures, exclusive of acquisitions and investments, amounted to $47.1 million in 2001 compared to $71.9 million in 2000. Acquisitions and investments, net of cash acquired, declined from $346.8 million in 2000 to $68.7 million in 2001, largely due to our acquisition of the Consumer Information Solutions Group from R.L. Polk & Co. in May 2000. These amounts were offset by cash proceeds generated from the sale of businesses and other assets, which amounted to $12.4 million in 2001 and $157.5 million in 2000, and are principally associated with the sale of our City Directory business in 2001 and the sale of our risk management collections and vehicle information businesses in 2000.

Financing Activities

Net cash provided by financing activities during 2002 totaled $92.6 million, compared with net cash used in financing activities during 2001 that totaled $325.5 million, and net cash provided by financing activities during 2000 that totaled $16.4 million.

In 2002, we received $249.5 million in proceeds from the sale of $250.0 million aggregate principal amount of our 4.95% senior unsecured notes, which mature November 1, 2007. During 2002 we invested $79.8 million to repurchase 2.9 million shares of our common stock, and received $34.2 million in proceeds from the exercise of stock options. At December 31, 2001, our remaining authorization for share repurchases was approximately $45.0 million, and in February 2002, our

Board of Directors approved an additional $250.0 million for share repurchases. We also continued our 90-year history of paying dividends, which totaled $11.4 million in 2002.

In 2001, we reduced our long-term debt $298.9 million through the repayment of borrowings under our $465.0 million revolving credit facility. Debt repayments were funded through operating cash flows and the cash dividend received from Certegy in conjunction with the spin-off. During 2001, we invested $42.3 million to repurchase 2.2 million shares of our common stock, up from $6.5 million invested to repurchase shares in 2000, and we received $36.4 million in proceeds from the exercise of stock options. Share repurchases were temporarily suspended in 2000 to enable us to apply available cash to the repayment of debt incurred in connection with our acquisition of the Consumer Information Services Group from R.L. Polk & Co. in May 2000. In 2001, our payment of dividends totaled $32.3 million, a decrease of $20.0 million compared to 2000, due to a reduction of our quarterly dividend after the Certegy spin-off from $0.093 to $0.02 per share.

We expect to increase the amount outstanding under our $465.0 million credit facility in 2003 for purposes of retiring the $200.0 million aggregate principal amount of our outstanding 6.5% senior unsecured notes that mature in June 2003.

Cash and Cash Equivalents

Our cash and cash equivalents balance was $30.5 million and $33.2 million at December 31, 2002 and 2001, respectively.

Revolving Credit Facilities

Our $465.0 million revolving credit facility, which we entered into with Bank of America, N.A. and certain other lenders on October 4, 2001, provides for a variable interest rate tied to Base Rate, LIBOR and competitive bid options. The weighted average interest rate of borrowings outstanding under this facility was approximately 2.6% as of December 31, 2002. The credit facility consists of a $160.0 million 364-day portion and a $305.0 million multi-year portion which expire on October 2, 2003 and October 4, 2004, respectively. The agreement governing this facility contains various covenants and restrictions, including, among other things, limitations on liens, subsidiary debt, mergers, liquidation, asset dispositions, acquisitions, and maintenance of certain financial covenants. Our borrowings under this facility, which have not been guaranteed by any of our subsidiaries, are unsecured and will rank on parity in right of payment with all of our other unsecured and unsubordinated indebtedness from time to time outstanding. As of December 31, 2002, we had $443.2 million of borrowing capacity available under our $465.0 million revolving credit facility.

One of our Canadian subsidiaries has an unsecured, 364-day C$100.0 million revolving credit facility that will expire in October 2003. The agreement provides for borrowings tied to Prime, Base Rate, LIBOR and Canadian Bankers’ Acceptances, and contains financial covenants related to interest coverage, funded debt to cash flow, and limitations on subsidiary indebtedness. We have guaranteed the indebtedness of our Canadian subsidiary under this facility. As of December 31, 2002, U.S. $34.3 million of borrowing capacity was available under this credit facility.

Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual obligations and commitments as of December 31, 2002:

	Payments due by

(in millions)	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	Thereafter

Long-term debt (Note 6)	$891.9	$201.3	$273.4	$249.8	$167.4
Operating leases (Note 10)	156.0	23.3	34.4	24.3	74.0
Data Processing Agreement
Obligations (Note 10)	486.0	97.4	181.1	174.8	32.7
Outsourcing Agreements (Note 10)	92.5	17.5	25.3	24.0	25.7

	$1,626.4	$339.5	$514.2	$472.9	$299.8

We believe that future cash flows provided by our operating activities, together with current cash and cash equivalent balances, will be sufficient to meet our projected cash requirements for the next 12 months, and the foreseeable future thereafter, although any projections of future cash needs and cash flows are subject to substantial uncertainty. For instance, Computer Sciences Corporation has an option, exercisable at any time prior to 2013, to sell its credit reporting business to us. The option exercise price will be determined by a third-party appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if CSC were to exercise the option today, the option price would be approximately $650.0 to $700.0 million. This estimate is based solely on our internal analysis of the value of the business, current market conditions, and other factors, all of which are subject to constant change. If CSC were to exercise its option, we would have to obtain additional sources of funding. We believe that this funding would be available from sources such as additional bank lines of credit and the issuance of public debt and/or equity. However, the availability and terms of any such financing would be subject to a number of factors, including credit market conditions, the state of the equity markets, general economic conditions, and our financial performance and condition. Because we do not control the timing of CSC’s exercise of its option, we could be required to seek such financing and increase our indebtedness at a time when market or other conditions are unfavorable. See “Risk Factors,” below.

We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders, and restructure our long-term debt for strategic reasons, or to further strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders. In addition, we will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, and the repurchase and retirement of debt, which might affect our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Off Balance Sheet Transactions

Other than facility leasing arrangements, we do not engage in off-balance sheet financing activities. We have entered into a synthetic lease on our Atlanta corporate headquarters building in order to provide us with favorable financing terms with regard to this facility. This $29.0 million lease was entered into in 1998 and expires in 2010. Total lease payments for the remaining term total $13.5 million. Under this synthetic lease arrangement, we have also guaranteed the residual value of the leased property to a lessor. In the event that the property were to be sold by the lessor at the end of the lease term, we would be responsible for any shortfall of the sales proceeds, up to a maximum amount of $23.2 million, which equals 80 percent of the value of the property at the beginning of the lease term. We believe that the fair market value of this property exceeds the amount of the guarantee.

Letters of credit and guarantees

We will, from time to time, issue standby letters of credit, performance bonds or other guarantees in the normal course of our business. The aggregate notional amount of all performance bonds and standby letters of credit is less than $15.0 million and they all have a maturity of one year or less. We provide these guarantees from time to time to support the needs of our operating units. Except for our guarantee of the synthetic lease referred to above, our only outstanding guarantee that is not reflected as a liability on our balance sheet was extended in connection with the sale of our risk management collections business to RMA Holdings, LLC, or RMA, in October 2000, at which time we guaranteed the operating lease payments of a partnership affiliated with RMA to a lender of the partnership pursuant to a term loan. The term loan, which had $7.9 million outstanding as of December 31, 2002, expires December 1, 2011. Our obligations under the RMA guarantee are not secured. We believe that the likelihood of demand for payment under these instruments is minimal and expect no material losses to occur in connection with these instruments.

Subsidiary funds transfer limitations

The ability of certain of our subsidiaries and associated companies to transfer funds is limited in some cases by foreign government regulations. At December 31, 2002, the amount of equity subject to such restrictions for consolidated subsidiaries was not material.

Pension Benefits

During 2002, actual asset returns for our U.S. defined benefit pension plan were adversely impacted by the performance of the U.S. stock market, resulting in a decrease in the market value of our retirement plan assets. The fair value of our defined benefit pension plan assets decreased from $413.1 million at December 31, 2001 to $344.8 million at December 31, 2002. In addition, we lowered our discount rate from 7.25% to 6.75%, which increased our U.S. projected benefit obligations from $419.0 million to $451.2 million. The negative investment performance and declining discount rates during 2002 created an unfunded status in accordance with Statement of Financial Accounting Standards No. 87 (“SFAS 87”) at December 31, 2002. As required under SFAS 87, a non-cash minimum pension liability of $179.4 million ($112.4 million after tax) reducing shareholders’ equity was recorded at December 31, 2002. The impact of our plan’s funded status would be reversed, and shareholder’s equity consequently restored, on December 31 of any year in which the fair value of plan assets exceeded the accumulated benefit obligation as of that date. Further, this adjustment had no impact on our income statement, and did not affect cash flow or our compliance with any financial covenants contained in any of our debt agreements.

We continually monitor and evaluate the level of pension contributions based on various factors that include, but are not limited to, investment performance, actuarial valuation and tax deductibility. While the asset return and interest rate environment have negatively impacted the funded status of our U.S. defined benefit pension plan under SFAS 87, our minimum funding requirements, as set forth in the Employment Retirement Income Security Act (ERISA) and federal tax laws have been zero for the past five years. In addition, we expect no mandatory funding requirements in 2003 or 2004. Although no minimum funding was required, at our discretion we contributed $20.0 million to our U.S. defined benefit pension plan in 2002.

Our U.S. defined benefit pension plan delivered pension income of $11.0 million in 2002, and approximately $8.6 million in 2001. The annual pension income is calculated using a number of actuarial assumptions, including the expected long-term rate of return on assets and a discount rate. In determining the expected long-term rate of return on assets, we evaluate input from our investment consultants, investment management firms and actuaries. Additionally, we consider our historical 15-year compounded returns, which have been in excess of our forward-looking return expectations. The expected long-term rate of return on this basis for 2002 was 9.5%. For determination of 2003 pension expense, the long term-rate of return will be reduced to 8.75%. We believe that 8.75% is a reasonable long-term rate of return on assets, despite the recent market downturn in which our plan assets had a return loss of approximately 12.8% for the year ended December 31, 2002.

Our determination of pension income and expense is based on a market related valuation of assets, which reduces year-to-year volatility. This market related valuation of assets recognizes investment gains and losses over a five-year period from the year in which they occur. Investment gains and losses for this purpose are the difference between expected return calculated using the market related value of assets and the actual return on the market related value of assets. Since the market related value of assets recognizes gains or losses over a five year period, the future value of assets will be affected as previously deferred gains or losses are recognized. Our U.S. cumulative unrecognized actuarial losses at December 31, 2002 were $202.0 million. These unrecognized losses will result in a decrease in our future pension income depending on several factors, including their relative size to our projected benefit obligation and market related value of plan assets.

The discount rate we utilize for determining future pension obligations is based on the yield associated with Moody’s Long-Term Aa-rated Corporate Bond Index. The discount rate determined on this basis has decreased from 7.25% at December 31, 2001 to 6.75% at December 31, 2002.

Inflation

We do not believe that the rate of inflation has had a material effect on our operating results. However, inflation could adversely affect our future operating results if it were to result in a substantial weakening in economic conditions.

Recent Accounting Pronouncements. In January 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The statement supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, but retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. The Statement also supersedes Accounting Principles Board Opinion No. 30 (APB 30), for the disposal of a segment of business, extending the reporting of a discontinued operation to a “component of an entity.” Further, the Statement requires operating losses from a “component of an entity” to be recognized in the period(s) in which they occur rather than at the measurement date as had been required under APB 30.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We adopted SFAS No. 145 on January 1, 2003.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 or with exit or restructuring activities previously covered by Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002. We adopted SFAS No. 146 on January 1, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 currently requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, as of December 31, 2002, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll-forward of the entity’s product warranty liabilities. We adopted the disclosure requirements of FIN 45 effective December 31, 2002 and the remaining provisions on January 1, 2003 and have included the required disclosures in the Notes to the 2002 Consolidated Financial Statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003 and are not expected to have a material impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 “Accounting for Stock Based Compensation” to currently require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees”. We adopted SFAS No. 148 on January 1, 2003 and have included the initial required disclosures in the Notes to the 2002 Consolidated Financial Statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are evaluating the impact of FIN 46 on our financial position and results of operations.

Reconciliations of GAAP to Non-GAAP Financial Measures

GAAP to Non-GAAP financial measures - Consolidated Results Reconciliations:

	2002	2001	2000

GAAP Revenue	$1,109.3	$1,139.0	$1,189.2
City Directory	—	(29.2)	(28.7)
Risk Management	—	—	(110.6)
U.K. Vehicle Information	—	—	(22.7)

Adjusted Revenue	$1,109.3	$1,109.8	$1,027.2

GAAP Cost of Services	$427.6	$451.0	$513.2
City Directory	—	(9.3)	(9.4)
Risk Management	—	—	(79.2)
U.K. Vehicle Information	—	—	(22.5)

Adjusted Cost of Services	$427.6	$441.7	$402.1

GAAP SG&A	$249.9	$267.6	$261.2
City Directory	—	(22.2)	(22.6)
Risk Management	—	—	(9.7)
U.K. Vehicle Information	—	—	—

Adjusted SG&A	$249.9	$245.4	$228.9

GAAP Depreciation & Amortization	$80.5	$80.8	$81.8
City Directory	—	(0.5)	(0.4)
Risk Management	—	—	(3.1)
UK Vehicle Information	—	—	(2.5)

Adjusted Depreciation & Amortization	$80.5	$80.3	$75.8

GAAP Goodwill Amortization	$—	$25.4	$24.4
City Directory	—	—	—
Risk Management	—	—	—
U.K. Vehicle Information	—	—	—

Adjusted Goodwill Amortization	$—	$25.4	$24.4

GAAP Operating Income	$351.3	$253.8	$308.6
Restructuring and other charges	—	60.4	—
City Directory operating loss	—	2.9	3.6
Risk Management operating income	—	—	(18.6)
U.K. Vehicle Information operating loss	—	—	2.3
SFAS 142 Amortization	—	25.4	24.4

Adjusted Operating Income	$351.3	$342.5	$320.3

GAAP Income from continuing operations	$191.3	$117.3	$141.1

City Directory operating loss	—	1.7	2.1
City Directory loss on sale	—	4.9	—
Risk/U.K. Vehicle operating profit	—	—	(10.5)
Risk/U.K. Vehicle loss on sale	—	—	2.5
Interest Expense, Risk/HPI sale	—	—	4.5
Interest Income, Risk/HPI sale	—	—	1.9
Income Tax Adjustment	—	—	5.5
2001 restructuring and impairment charges	—	35.3	—
SFAS 142 Amortization	—	18.5	19.6

Adjusted Income from continuing operations	$191.3	$177.7	$166.7

GAAP diluted EPS from continuing operations	$1.38	$0.84	$1.04

City Directory operating loss	—	0.02	0.02
City Directory loss on sale	—	0.04	—
Risk/U.K. Vehicle operating profit	—	—	(0.08)
Risk/U.K. Vehicle loss on sale	—	—	0.02
Interest Expense, Risk/HPI sale	—	—	0.03

Interest Income, Risk/HPI sale	—	—	0.02
Income Tax Adjustment	—	—	0.04
2001 restructuring and impairment charges	—	0.25	—
SFAS 142 Amortization	—	0.13	0.14

Adjusted diluted EPS from continuing operations	$1.38	$1.28	$1.23

Application of Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our consolidated financial statements and accompanying notes. The following accounting policies involve a “critical accounting estimate” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information see Item 8 of Part II, Notes to Consolidated Financial Statements, Note 1— Significant Accounting and Reporting Policies. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Revenue Recognition

We recognize revenue when the following four conditions are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectibility of the selling price is reasonably assured. For sales contracts having multiple elements that can be divided into separate units of accounting, we allocate revenue to these separate units based on their relative fair values. If relative fair values cannot be established, revenue recognition is deferred until all elements under the contract have been delivered. Multiple deliverable arrangements generally involve delivery of multiple product lines. These product lines are distinct enough to be separated into separate units of accounting. Each product line does not impact the value or usage of other deliverables in the arrangement, and each can be sold alone or purchased from another vendor without affecting the quality of use or value to the customer of the remaining deliverables. Delivery of product lines generally occurs consistently over the contract period.

In conjunction with certain products and services, we charge non-refundable set-up fees which we recognize on a pro-rata basis over the term of the contract. Revenue from the sale of decision or statistical models is recognized upon customer installation and acceptance. For certain products and services sold on a subscription basis, we recognize revenue pro rata over the term of the contract. We consider revenue recognition to be critical to all of our operating segments due to the impact on our results of operations.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other accounts receivable, we recognize allowances for doubtful accounts based on our past write-off experience (i.e. average percentage of receivables written off historically) and the length of time the receivables are past due. Allowances for doubtful accounts were approximately $17.3 million or 9% of the accounts receivable on our consolidated balance sheet at December 31, 2002. Accounts receivable, net of allowances, was approximately $179.8 million or 63% of total current assets in our consolidated balance sheet of December 31, 2002. We consider accounting for accounts receivable allowances critical to all of our operating segments because of the significance of accounts receivable to our current assets and operating cash flow. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, or if economic conditions worsened, additional allowances may be required in the future, which could have a material effect on our consolidated financial statements. We reassess our allowance for doubtful accounts each period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue or expense recognized could result.

Valuation of Long-Lived and Intangible Assets

Goodwill and certain other intangible assets are tested for impairment in accordance with SFAS 142, and all other long-lived assets are tested for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We regularly evaluate whether events or circumstances have occurred which indicate that the carrying amounts of long-lived assets (principally goodwill, purchased data files, systems development and other deferred costs, and investments in unconsolidated subsidiaries) may be impaired or not recoverable. The significant factors that are considered that could trigger an impairment review include: changes in business strategy, market conditions, or the manner of use of an asset; underperformance relative to historical or expected future operating results; and negative industry or economic trends. In evaluating an asset for possible impairment, management estimates that asset’s future undiscounted cash flows to measure whether the asset is recoverable. If it is determined that the asset is not recoverable, we measure the impairment based on the projected discounted cash flows of the asset over its remaining life. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect these evaluations. In 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets,” which among other things, eliminates the amortization of goodwill and certain other intangible assets and requires that goodwill be evaluated annually for impairment by applying a fair value-based test. We adopted the standard effective January 1, 2002 for acquisitions prior to June 30, 2001, and, in accordance with the standard, completed our first fair value-based impairment tests by June 30, 2002.

Legal Contingencies

We are subject to various proceedings, lawsuits, and claims arising in the normal course of our business. Our consolidated financial statements reflect the treatment of claims and contingencies based on our management’s view of the expected outcome. We periodically review claims and legal proceedings and assess whether we have potential financial exposure. If the likelihood of an adverse outcome from any claim or legal proceeding is probable and the amount can be estimated, we accrue a liability for estimated legal fees and settlements in accordance with SFAS No. 5, “Accounting for Contingencies.”

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. A valuation allowance is currently set against deferred tax assets because we believe it is more likely than not that the deferred tax assets will not be realized through the generation of future taxable income. Significant management judgment is required in determining our provision for income taxes and our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to realize any future benefit from our deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, our operating results and financial position could be materially affected.

Retirement Plans

Our pension plans and postretirement benefit plans are accounted for using actuarial valuations required by SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Our pension and postretirement benefit liabilities were approximately $117.0 million or 9% of the total liabilities on our consolidated balance sheet as of December 31, 2002. We consider accounting for retirement plans critical to all of our operating segments because our management is required to make significant subjective judgments about a number of actuarial assumptions, which include discount rates, health care cost trends rates, salary growth, long-term return on plan assets and mortality rates. Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and have a material effect on our consolidated financial statements.

Risk Factors

Since our revenues depend to a large extent on our customers’ demand for consumer credit information, further deterioration of current economic conditions or rising interest rates may harm our results of operations.

Consumer credit reports constitute our core product. In general, our customers use our credit reports and related services to process applications for new credit cards, automobile loans, home mortgages and refinancing, and other consumer loans. They also use our credit reports and services to monitor existing credit relationships. Consumer demand for credit, i.e. rates of spending and levels of indebtedness, tends to grow more slowly or decline during periods of economic contraction or slow economic growth. Rising rates of interest may also negatively impact consumer demand for credit, especially mortgage loan refinancing. A decline in consumer demand for credit reduces our customers’ demand for our consumer credit reports. Consequently, our revenues from consumer credit report products and services could be negatively affected and our results of operations harmed if the current economic downturn intensifies or persists, if consumer demand for credit decreases, or if interest rates increase.

General economic conditions could continue to result in decreased demand for our marketing products and services, which could harm our results of operations.

As a result of the current economic climate, we are experiencing a reduction in the demand for the marketing products and services that we provide to our financial, catalog, publishing, high-tech, travel, and manufacturing clients, as they have looked for ways to reduce their expenses. The current economic slowdown could persist for an unpredictable period or may worsen, and if our clients react by reducing their marketing budgets, our results of operations could be adversely affected. Additionally, if consumers buy fewer of the types of products and services that in the past have been marketed and sold through direct marketing, or if direct marketing loses effectiveness in comparison to other methods of advertising, demand for our marketing products and services could lessen and, consequently, our revenues and profits from this line of business could decline.

The loss of access to credit and other data from external sources could harm our ability to provide our products and services.

We rely extensively upon data from external sources to maintain our proprietary and non-proprietary databases, including data received from customers and various government and public record services. Our data sources could withdraw their data from us for a variety of reasons, including legislatively or judicially imposed restrictions on use. If a substantial number of data sources were to withdraw their data, or we lost access to data due to government regulation, our ability to provide products and services to our clients could be materially adversely impacted, which could result in decreased revenues, net income, and earnings per share.

Changes in the legislative, regulatory, and judicial environments may adversely affect our ability to collect, manage, aggregate and use data.

Our business involves collection of consumer and business data and distribution of such information to businesses making credit and marketing decisions. Consequently, certain of our activities and services are subject to regulation by federal, state and local authorities in the United States and Canada, and in those countries within Europe and Latin America where we do business. For instance, much of the data and services that we provide are subject to regulation under the Fair Credit Reporting Act (FCRA), which regulates the use of consumer credit information, and to a lesser extent, the Gramm-Leach-Bliley Act, which regulates the use of non-public personal information. Portions of the FCRA relating to prescreen service are expiring this year and their non-renewal could adversely impact our Credit Marketing Services products. We are also subject to the United Kingdom’s Data Protection Act of 1998, which became fully effective on October 24, 2001 and regulates the manner in which we can use third-party data, and recent regulatory limitations relating to use of the Electoral Roll, one of our key data sources in the United Kingdom. In addition, there is increasing awareness and public concern about individual privacy rights and the collection, distribution and use of information about individuals. This concern may result in the adoption of new federal, state, local and foreign laws and regulations that could include increased compliance requirements and restrictions on the purchase, sale and sharing of information about consumers for commercial purposes, and have a negative impact on our ability to collect such information provided by consumers voluntarily. Future international, federal, state, and local laws and regulations with respect to the collection, management, and use of data about individuals, and adverse publicity, judicial interpretations, or potential litigation concerning the commercial use of such information, may result in substantial regulatory compliance costs, litigation expense, or a loss of revenue.

Our markets are highly competitive and new product introductions and pricing strategies being offered by our competitors could decrease our sales and market share, or require us to reduce our prices in a manner that reduces our gross margins.

We operate in a number of geographic, product, and service markets that are highly competitive. In consumer credit reporting services, we compete primarily with two global consumer credit reporting companies, Experian Information Solutions, Inc., and Trans Union LLC. We also compete with these and other companies, including Acxiom Corporation, Harte-Hanks, Inc., and InfoUSA, Inc. with respect to our direct marketing services. We cannot assure you that competitors will not develop products and services that are superior to or that achieve greater market acceptance than our products and services.

The sizes of our competitors vary across market segments, as do the resources we have allocated to the segments we target. Therefore, some of our competitors may have significantly greater financial, technical, marketing, or other resources than we do in each of our market segments or overall. As a result, our competitors may be in a position to respond more quickly than we can to new or emerging technologies and changes in customer requirements, or may devote greater resources than we can to the development, promotion, sale, and support of products and services. Moreover, new competitors or alliances among our competitors may emerge and potentially reduce our market share. For instance, we may face competition from new entrants to the business and consumer marketing information industry as a result of the rapid expansion of the Internet, which is a substantial new channel for distributing consumer and business information to the market. If we are unable to respond as quickly or effectively to changes in customer requirements as our competition, our ability to expand our business and sell our products and services will be negatively affected.

Some of our competitors may also be able to sell products competitive to ours at lower prices given proprietary ownership of data, technical superiority, or economies of scale. Price reductions by our competitors could negatively impact our margins and results of operations, and could also harm our ability to obtain new commercial relationships on favorable terms.

Our ability to increase our revenues will depend to some extent upon introducing new products and services, and if the marketplace does not accept these new products and services, our revenues may decline.

To increase our revenues, we must enhance and improve existing products and continue to introduce new products and new versions of existing products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements, and achieve market acceptance. We believe much of our future growth prospects will rest on our ability to continue to expand into newer. Products that we plan to market in the future are in various stages of development. We cannot assure you that the marketplace will accept these products. If our current or potential customers are not willing to switch to or adopt our new products and services, our ability to increase revenues will be impaired.

If we fail to keep up with rapidly changing technologies, our products and services could become less competitive or obsolete.

In our markets, technology changes rapidly, and there are continuous improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems, database technology and the use of the Internet. Advances in technology may result in changing customer preferences for products and services and delivery formats. If we fail to enhance our current products and develop new products in response to changes in technology, industry standards, or customer preferences, our products and services could rapidly become less competitive or obsolete. Our future success will depend, in part, upon our ability to: internally develop new and competitive technologies; use leading third-party technologies effectively; continue to develop our technical expertise; anticipate and effectively respond to changing customer needs; and influence and respond to emerging industry standards and other technological changes.

We may suffer adverse financial consequences if Computer Sciences Corporation requires us to purchase its credit reporting business when the public equity or debt markets or other financing conditions are unfavorable to us.

In 1988, we entered into an agreement with Computer Sciences Corporation and certain of its affiliates, which are collectively referred to in this document as CSC, under which CSC’s credit reporting agencies utilize our computerized credit database services. Under the agreement, CSC has an option, exercisable at any time, to sell its credit reporting business to us. The option expires in 2013. The option exercise price will be determined by a third-party appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if CSC were to exercise the option today, the option price would be approximately $650.0 to $700.0 million. This estimate is based solely on our internal analysis of the value of the businesses, current market conditions, and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than the estimated amount. If CSC were to exercise its option, we would have to obtain additional sources of funding. We believe that this funding would be available from sources such as additional bank lines of credit and the issuance of public debt and/or equity. However, the availability and terms of any such capital financing would be subject to a number of factors, including credit market conditions, the state of the equity markets, general economic conditions, and our financial performance and condition. Because we do not control the timing of CSC’s exercise of its option, we could be required to seek such financing and increase our debt levels at a time when market or other conditions are unfavorable.

Our international operations subject us to additional business risks that may reduce our profitability or revenues.

We conduct business outside of the United States. During the fiscal year ended December 31, 2002, we received approximately 19% of our revenues from business outside the United States. As part of our growth strategy, we plan to continue to pursue opportunities outside the United States. As a result, our future operating results could be negatively affected by a variety of factors, many of which are beyond our control. The risks and potential costs of our international operations, include: political and economic instability; changes in regulatory requirements and policy and the adoption of laws detrimental to our operations, such as legislation relating to the collection and use of personal data; negative impact of currency exchange rate fluctuations; potentially adverse tax consequences; increased restrictions on the repatriation of earnings; and general economic conditions in international markets. We may not be able to avoid significant expenditures in addressing these potential risks.

Security is important to our business, and breaches of security, or the perception that e-commerce is not secure, could harm our business.

Business-to-business and business-to-consumer electronic commerce, including that which is Internet-based, requires the secure transmission of confidential information over public networks. Several of our products are accessed through the Internet, including our consumer and commercial information services that are delivered via ePORTTM, our Internet delivery channel, and our Consumer Direct services accessible through the www.equifax.com website. Security breaches in connection with the delivery of our products and services via ePORTTM, our Consumer Direct website, or well-publicized security breaches not involving the Internet that may affect us or our industry, such as database intrusion, could be detrimental to our business, operating results and financial condition. We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not compromise or breach the technology protecting the networks that access our products, consumer services, and proprietary database information.

If we experience system failures, the delivery of our products and services to our customers could be delayed or interrupted, which could harm our business and reputation and result in the loss of customers.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operations of our computer network systems and data centers. Any significant interruptions could severely harm our business and reputation and result in a loss of customers. Our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. The steps we have taken to prevent a system failure may not be successful and our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

Since the agreement governing our variable and fixed rate indebtedness include cross-default provisions, a breach of a covenant related to some of our indebtedness could result in the acceleration of some of all of other indebtedness.

Our $465.0 million revolving credit facility requires us to comply with certain financial covenants related to interest coverage, funded debt to cash flow, and limitations on subsidiary indebtedness. In addition to our revolving credit facility, the indentures relating to our $250.0 million 4.95% senior unsecured notes due 2007, $250.0 million 6.3% senior unsecured notes due 2005, $200.0 million 6.5% senior unsecured notes due 2003, and $150.0 million 6.9% senior unsecured debentures due 2028, the C$100.0 million credit facility of our Canadian subsidiary, and our $29.0 million synthetic lease arrangement with respect to our headquarters in Atlanta, have affirmative and negative covenants customary for financings of those types. A default under any one of the instruments governing the foregoing indebtedness that results in an acceleration of our obligation to repay the underlying indebtedness is likely to constitute an event of default under each of the other instruments governing the foregoing indebtedness, which could result in an acceleration of some of all of our other indebtedness. If some of all of our indebtedness is accelerated, we may not be able to repay such indebtedness or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us. If our expectations of future operating results are not achieved, or if some or all of our indebtedness is in default for any reason, our business, financial condition, and results of operations could be materially and adversely affected.

We may incur risks related to acquisitions or significant investment in businesses.

We have made in the past, and may make in the future, acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. Any acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include:

•          the possibility that we will pay more than the acquired companies or assets are worth;

•          the difficulty of assimilating the operations and personnel of the acquired businesses;

•          the potential product liability associated with the sale of the acquired companies’ products;

•          the potential disruption of our ongoing business;

•          the potential dilution of our existing stockholders and earning per share;

•          unanticipated liabilities, legal risks, and costs; the distraction of management from our ongoing business; and

•          the impairment of relationships with employees and clients as a result of integration of new management personnel.

These factors could harm our business, results of operations, or financial position, particularly in the event of a significant acquisition.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk, primarily from changes in foreign currency exchange rates and changes in interest rates, that could impact our results of operations and financial position. We manage our exposure to these market risks through our regular operating and financing activities, and when deemed appropriate, through the use of derivative financial instruments, such as interest rate swaps, to hedge certain of these exposures. We use derivative financial instruments as risk management tools and not for speculative or trading purposes.

Foreign Currency Exchange Rate Risk

A substantial majority of our revenue, expense, and capital expenditure activities are transacted in U. S. dollars. However, we do transact business in other currencies, primarily the British pound, the euro, the Canadian dollar, and the Brazilian real. For most of these foreign currencies, we are a net recipient, and therefore, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currencies in which we transact significant amounts of business.

We are required to translate, or express in U.S. dollars, the assets and liabilities of our foreign subsidiaries that are denominated or measured in foreign currencies at the applicable year-end rate of exchange on our consolidated balance sheet, and income statement items of our foreign subsidiaries at the average rates prevailing during the year. We record the resulting translation adjustment, and gains and losses resulting from the translation of intercompany balances of a long-term investment nature, as components of our shareholders’ equity. Other immaterial foreign currency translation gains and losses are recorded in our consolidated statements of income. We do not, as a matter of policy, hedge translational foreign currency exposure. We will, however, hedge foreign currency exchange rate risks associated with material transactions that are denominated in a foreign currency.

At December 31, 2002 we have hedged our foreign currency exchange rate risks associated with the acquisition of our Italian businesses in the fourth quarter of 2000, by borrowing under our $465.0 million revolving credit facility in euros. At December 31, 2002, the foreign currency exchange rate risks associated with loans which funded the acquisition of our Italian businesses during the fourth quarter of 2000 were hedged by denominating a portion of the borrowings under our $465.0 million revolving credit facility in euros.

At December 31, 2002, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2002, would have resulted in an increase of our revenues by $27.8 million, and an increase of our pre-tax operating profit by $6.4 million. A 10% stronger U.S. dollar would have resulted in similar decreases to our revenues and pre-tax operating profit.

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relates to our variable rate revolving credit debt and the interest rate swap agreements associated with portions of our fixed rate public debt.

We attempt to achieve the lowest all-in weighted average cost of debt while simultaneously taking into account the mix of our fixed and floating rate debt, and the average life and scheduled maturities of our debt. At December 31, 2002, our weighted average cost of debt was 5.1% and the weighted average life of our debt was 5.8 years.

We generally target a mix of fixed and floating rate debt which lies within a range of 30-70% fixed, with the balance being floating rate. At December 31, 2002, 66% of our debt was fixed rate, and the remaining 34% floating rate. We use derivatives to manage our exposure to changes in interest rates by entering into interest rate swaps. As of 12/31/02, we had $279.0 million, notional amount, of interest rate swap agreements outstanding with bank counterparties.

Our variable rate indebtedness consists primarily of our $465.0 million revolving credit facility and a separate C$100.0 million revolving credit facility in Canada. The rate of interest we pay on our $465.0 million facility is based on a floating rate pricing grid tied to our long-term senior unsecured debt rating. We are currently rated A- by Standard & Poor’s and Baa1 by Moody’s Investor Service. In the case of a split rating, pricing is based on the higher rating, i.e. A- from S&P. We can borrow under the facility at floating rates of interest tied to Base Rate and the London Interbank Offered Rate, or LIBOR. A competitive bid option is also available, dependent on liquidity in the bank market. At December 31, 2002, $21.8 million of debt was outstanding and $443.2 million of additional borrowing capacity was available under this facility. Borrowings under our Canadian facility bear interest at a floating rate tied to Prime, LIBOR , or Canadian Banker’s Acceptances. As of December 31, 2002, C$46.0 million (U.S.$29.3 million) of debt was outstanding, and C$54.0 million (US$34.3 million) of additional borrowing capacity was available under our Canadian facility.

We have interest rate swap agreements in place to float the interest rate on $250.0 million of our fixed rate, 6.3% senior unsecured notes through their maturity date in 2005. These swaps have been designated as fair value hedges, were documented as fully effective under SFAS 133, and were valued on a mark to market basis as an asset totaling $18.3 million at December 31, 2002. The offsetting liability of $18.3 million is included as an addition to long-term debt. These swaps give us the right to receive fixed rate payments from the counterparties, in exchange for floating rate payments from us. The floating rate payments on these interest rate swaps are tied to 6-month LIBOR plus a spread, with net settlements paid semi-annually. The final maturity of these interest rate swaps is July 2005, coinciding with the final maturity of the associated notes.

We also have a $29.0 million floating-to-fixed interest rate swap, maturing 2010, which fixes the effective rate of interest on the $29.0 million synthetic lease for our Atlanta corporate headquarters. This derivative instrument is designated as a cash flow hedge, was documented as fully effective under SFAS 133, and was valued on a mark-to-market basis as a liability totaling $4.7 million at December 31, 2002. This interest rate swap gives us the right to receive a floating rate payment tied to 3-month LIBOR plus a spread from the counterparty, in exchange for a fixed rate payment from us. The net settlements occur quarterly.

A 1% increase in the average rate of interest on the variable rate debt outstanding under our revolving credit facilities during 2002 would have increased our pre-tax interest expense by $2.0 million.

A 1% increase in the average rate of interest associated with the floating rate payments due under our interest rate swap agreements during 2002 would have increased our pretax interest expense by $2.5 million. Since all of our interest rate swaps are fully effective, our income statement is unaffected by the non-cash quarterly mark-to-market adjustments associated with these derivatives.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

Year Ended December 31	2002	2001	2000

Operating revenue	$1,109.3	$1,139.0	$1,189.2

Costs and expenses:
Costs of services	427.6	451.0	513.2
Selling, general and administrative expenses	249.9	267.6	261.2
Depreciation	12.9	17.1	21.9
Amortization	67.6	63.7	59.9
Goodwill amortization (Note 1)	—	25.4	24.4
Restructuring and impairment charges (Note 5)	—	60.4	—

Total costs and expenses	758.0	885.2	880.6

Operating income	351.3	253.8	308.6
Other income (expense), net	6.8	(1.2)	3.7
Minority interest in earnings, net of tax	(2.0)	(2.2)	(7.1)
Interest expense	(41.2)	(47.8)	(55.8)

Income from continuing operations before income taxes	314.9	202.6	249.4
Provision for income taxes	(123.6)	(85.3)	(108.3)

Income from continuing operations	191.3	117.3	141.1

Discontinued operations (Note 2):
(Loss) income from discontinued operations, net of income tax (benefit) expense of ($2.2), $21.4, and $49.1, respectively	(13.3)	33.6	86.9
Costs associated with effecting the spin-off, net of income tax benefit of $8.1	—	(28.4)	—

Total discontinued operations	(13.3)	5.2	86.9

Net income	$178.0	$122.5	$228.0

Per common share (basic):
Income from continuing operations	$1.41	$0.86	$1.05
Discontinued operations	(0.10)	0.04	0.65

Net income	$1.31	$0.90	$1.70

Shares used in computing basic earnings per share	136.2	136.8	134.4

Per common share (diluted):
Income from continuing operations	$1.38	$0.84	$1.04
Discontinued operations	(0.10)	0.04	0.64

Net income	$1.29	$0.88	$1.68

Shares used in computing diluted earnings per share	138.5	139.0	136.0

Dividends per common share	$0.080	$0.225	$0.370

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)
Year Ended December 31	2002	2001	2000

Cash flows from operating activities:
Net income	$178.0	$122.5	$228.0
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Loss (income) from discontinued operations	13.3	(33.6)	(86.9)
Costs associated with effecting the spin-off	—	28.4	—
Depreciation and amortization	80.5	106.2	106.2
Restructuring and impairment charges	—	60.4	—
Income tax benefit from stock plans	6.6	4.5	5.6
Deferred income taxes	17.9	8.2	19.6
Loss from sale of businesses	—	5.8	4.2
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	27.5	16.1	(33.4)
Current liabilities, excluding debt	(31.7)	(31.3)	(7.3)
Other current assets	12.0	(0.6)	(13.0)
Other long-term liabilities, excluding debt	(10.8)	(17.4)	(13.0)
Other assets	(44.5)	(14.1)	(17.2)

Cash provided by operating activities	248.8	255.1	192.8

Investing activities:
Additions to property and equipment	(12.8)	(13.0)	(26.0)
Additions to other assets, net	(43.0)	(34.1)	(45.9)
Acquisitions, net of cash acquired	(321.2)	(43.5)	(336.6)
Investments in unconsolidated companies	(0.1)	(25.2)	(10.2)
Proceeds from sale of businesses	41.0	5.4	149.2
Proceeds from sale of assets	—	7.0	8.3
Deferred payments on prior year acquisitions	(4.9)	(3.1)	(1.8)

Cash used by investing activities	(341.0)	(106.5)	(263.0)

Financing activities:
Net short-term (payments) borrowings	(25.8)	9.3	(21.0)
Additions to long-term debt	249.5	—	73.0
Payments on long-term debt	(75.0)	(298.9)	(3.3)
Treasury stock purchases	(79.8)	(42.3)	(6.5)
Dividends paid	(11.4)	(32.3)	(52.3)
Proceeds from exercise of stock options	34.2	36.4	23.2
Other	0.9	2.3	3.3

Cash provided (used) by financing activities	92.6	(325.5)	16.4

Effect of foreign currency exchange rates on cash	(2.8)	(5.6)	(5.3)
Cash (used) provided by discontinued operations	(0.3)	156.1	15.7

Decrease in cash and cash equivalents	(2.7)	(26.4)	(43.4)
Cash and cash equivalents, beginning of year	33.2	59.6	103.0

Cash and cash equivalents, end of year	$30.5	$33.2	$59.6

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except par values)
December 31	2002	2001

ASSETS
Current Assets:
Cash and cash equivalents	$30.5	$33.2
Trade accounts receivable, net of allowance for doubtful accounts of $17.3 in 2002 and $14.0 in 2001	179.8	197.0
Other receivables	20.8	69.2
Deferred income tax assets	20.9	26.4
Other current assets	33.6	32.2

Total current assets	285.6	358.0

Property and Equipment:
Land, buildings and improvements	29.3	32.3
Data processing equipment and furniture	115.9	134.9

	145.2	167.2
Less accumulated depreciation	94.6	112.0

	50.6	55.2

Goodwill, net	650.5	265.4
Purchased Data Files, net	265.4	207.0
Other Assets	247.3	285.9
Assets of Discontinued Operations	7.5	—

	$1,506.9	$1,422.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt and current maturities	$233.9	$62.0
Accounts payable	16.5	13.2
Accrued salaries and bonuses	31.0	26.5
Other current liabilities	146.5	174.2

Total current liabilities	427.9	275.9

Long-Term Debt	690.6	693.6
Deferred Revenue	11.7	17.2
Deferred Income Tax Liabilities	25.9	88.6
Other Long-Term Liabilities	122.6	103.8
Liabilities of Discontinued Operations	7.2	—

Total liabilities	1,285.9	1,179.1

Commitments and Contingencies (Note 10)
Shareholders’ Equity:
Preferred stock, $0.01 par value: Authorized - 10.0; Issued - none	—	—
Common stock, $1.25 par value:
Authorized shares - 300.0
Issued shares - 180.1 in 2002 and 178.4 in 2001
Outstanding shares - 135.7 in 2002 and 136.2 in 2001	225.1	223.0
Paid-in capital	412.0	376.7
Retained earnings	925.4	758.8
Accumulated other comprehensive loss	(359.4)	(197.2)
Treasury stock, at cost, 38.1 shares in 2002 and 35.2 shares in 2001 (Note 8)	(899.7)	(828.0)
Stock held by employee benefits trusts, at cost, 6.3 shares in 2002 and 7.0 shares in 2001 (Note 8)	(82.4)	(89.8)

Total shareholders’ equity	221.0	243.5

	$1,506.9	$1,422.6

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock:

					Accumulative Other Comprehensive (Loss) Income		Stock Held By Employee Benefits Trusts	Total Shareholders’ Equity
(In millions)	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock

Balance, December 31, 1999	134.0	$217.8	$304.5	$726.8	$(162.0)	$(816.2)	$(55.4)	$215.5

Net income	—	—	—	228.0	—	—	—	228.0
Other comprehensive loss	—	—	—	—	(44.1)	—	—	(44.1)
Shares issued under stock plans	1.8	2.2	21.1	—	—	0.4	0.4	24.1
Treasury stock purchased	(0.3)	—	—	—	—	(6.5)	—	(6.5)
Treasury stock reissued for acquisitions	0.3	—	2.6	—	—	8.0	—	10.6
Cost of treasury stock transferred to employee benefits trust	—	—	—	—	—	35.3	(35.3)	—
Cash dividends	—	—	—	(52.3)	—	—	—	(52.3)
Income tax benefit from stock plans	—	—	5.6	—	—	—	—	5.6
Dividends from employee benefits trusts	—	—	2.7	—	—	—	—	2.7

Balance, December 31, 2000	135.8	220.0	336.5	902.5	(206.1)	(779.0)	(90.3)	383.6

Net income	—	—	—	122.5	—	—	—	122.5
Other comprehensive loss	—	—	—	—	(67.3)	—	—	(67.3)
Shares issued under stock plans	2.5	3.0	33.7	—	—	0.5	0.5	37.7
Treasury stock purchased	(2.1)	—		—	—	(49.5)	—	(49.5)
Cash dividends	—	—	—	(32.3)	—	—	—	(32.3)
Spin-off of Certegy Inc.	—	—	—	(233.9)	76.2	—	—	(157.7)
Income tax benefit from stock plans	—	—	4.9	—	—	—	—	4.9
Dividends from employee benefits trusts	—	—	1.6	—	—	—	—	1.6

Balance, December 31, 2001	136.2	223.0	376.7	758.8	(197.2)	(828.0)	(89.8)	243.5

Net income	—	—	—	178.0	—	—	—	178.0
Other comprehensive loss	—	—	—	—	(162.2)	—	—	(162.2)
Shares issued under stock plans	2.4	2.1	28.2	—	—	0.8	7.4	38.5
Treasury stock purchased	(2.9)	—	—	—	—	(72.5)	—	(72.5)
Cash dividends	—	—	—	(11.4)	—	—	—	(11.4)
Income tax benefit from stock plans	—	—	6.6	—	—	—	—	6.6
Dividends from employee benefits trusts	—	—	0.5	—	—	—	—	0.5

Balance, December 31, 2002	135.7	$225.1	$412.0	$925.4	$(359.4)	$(899.7)	$(82.4)	$221.0

Accumulated Other Comprehensive Loss consists of the following components at December 31:

	2002	2001	2000

Foreign currency translation	$(239.6)	$(191.8)	$(202.8)
Minimum pension liability, net of tax of $70.2 in 2002, $3.2 in 2001, and $2.3 in 2000	(117.0)	(4.6)	(3.3)
Cash flow hedging transactions, net of tax of $1.9 in 2002 and $0.6 in 2001	(2.8)	(0.8)	—

	$(359.4)	$(197.2)	$(206.1)

Comprehensive Income is as follows:

	2002	2001	2000

Net income	$178.0	$122.5	$228.0
Other comprehensive loss:
Foreign currency translation adjustment	(47.8)	(65.2)	(45.5)
Minimum pension liability adjustment	(112.4)	(1.3)	1.4
Change in cumulative loss from cash flow hedging transactions	(2.0)	(0.8)	—

	$15.8	$55.2	$183.9

See Notes to Consolidated Financial Statements.

1. SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Accounting Principles. Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation. Our Consolidated Financial Statements include the accounts of Equifax Inc. and its majority-owned and controlled subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the current year presentation. The 2000 financial statements presented have been restated to reflect the spin-off of Certegy Inc. (Note 2).

Nature of Operations. We provide information services to businesses to help them grant credit and market to their customers. We also provide products via the internet to individuals to enable them to manage and protect their financial affairs (see Note 12 for segment information). Our primary markets include retailers, banks and other financial institutions, the transportation, telecommunications, utility, and manufacturing industries, as well as consumers and government. Our operations are predominantly located within the United States, with foreign operations principally located in Canada, the United Kingdom, and Brazil.

Use of Estimates. Our financial statements are prepared in conformity with accounting principles generally accepted in the United States. Those principles require us to make estimates and assumptions. We believe that these estimates and assumptions are reasonable based upon information available to us at the time they are made. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are used for, but not limited to, the accounting for the allowance for doubtful accounts, goodwill impairments, contingencies, restructuring costs, preliminary allocation of purchase price of acquisitions, and valuation of pension assets. Actual results could differ materially from these estimates.

Revenue Recognition and Deferred Revenue. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility of the selling price is reasonably assured. For sales contracts having multiple elements that can be divided into separate units of accounting, we allocate revenue to these separate units based on their relative fair values. If relative fair values cannot be established, revenue recognition is deferred until all elements under the contract have been delivered. Multiple deliverable arrangements generally involve delivery of multiple product lines. These product lines are distinct enough to be separated into separate units of accounting. Each product line does not impact the value or usage of other deliverables in the arrangement, and each can be sold alone or purchased from another vendor without affecting the quality of use or value to the customer of the remaining deliverables. Delivery of product lines generally occurs consistently over the contract period.

In conjunction with certain products and services, we charge a non-refundable set-up fee which is recognized ratably on a pro-rata basis over the term of the contract. Revenue from the sale of decision or statistical models is recognized upon customer installation and acceptance. For certain products and services sold on a subscription basis, we recognize revenue pro rata over the term of the contract.

Amounts billed in advance are recorded as current or long-term deferred revenue on the balance sheet, with current deferred revenue reflecting services expected to be provided within the next twelve months. Current deferred revenue is included with other current liabilities in the accompanying consolidated balance sheets, and as of December 31, 2002 and 2001, totaled $22.9 million and $21.8 million, respectively. In 1996, we received a one-time payment of $58.0 million related to a lottery subcontract and recognized $5.4 million in revenue. The remaining balance was recognized as revenue over the term of the contract, with $9.6 million per year recognized in 1997 through 2001 and $4.4 million recognized in 2002. In conjunction with the divestiture of our risk management collections businesses in the U.S. and Canada in October 2000 (Note 4), certain of the proceeds received related to contracts to provide credit information products and services to the buyers over the next five to six years and were recorded in current and long-term deferred revenue. At December 31, 2002, $14.9 million remained unrecognized, with $10.6 million included in long-term deferred revenue in the accompanying consolidated balance sheets. This deferred revenue will be recognized as the contracted products and services are provided.

Trade Accounts Receivable. The provision for losses on trade accounts receivable was $17.3 million, write-offs were $12.6 million and recoveries were $1 million for 2002, and were included in the “selling, general and administrative expenses” line item on the accompanying Consolidated Statements of Income.

Notes to Consolidated Financial Statements

Costs of Services. Costs of services consist primarily of data acquisition and royalties; customer service costs, which include: personnel costs to collect, maintain and update our proprietary databases, to develop and maintain software application platforms, and to provide consumer and customer call center support; hardware and software expense associated with transaction processing systems; telecommunication and computer network expense; and occupancy costs associated with facilities where these functions are performed.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of personnel costs paid to sales and administrative employees and management.

Legal Contingencies. We periodically review claims and legal proceedings and assess whether we have potential financial exposure. If the potential loss from any claim or legal proceeding is probable and can be estimated, we accrue a liability for estimated legal fees and settlements.

Income Taxes. We base income tax expense on pre-tax financial accounting income, and recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Significant judgment is required to determine our global income tax expense due to transactions and calculations where the ultimate tax consequence is uncertain, and we record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is likely to be received. We believe that our estimates are reasonable, however, the final outcome of tax matters may be different than the estimates reflected on our financials.

Earnings Per Share. Our basic earnings per share, or EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. The income amount used in our EPS calculations is the same for both basic and diluted EPS. A reconciliation of the weighted average outstanding shares used in the two calculations is as follows:

(In millions)	2002	2001	2000

Weighted average shares outstanding (basic)	136.2	136.8	134.4
Effect of dilutive securities:
Stock options	2.3	2.1	1.4
Long-term incentive plans	—	0.1	0.2

Weighted average shares outstanding (diluted)	138.5	139.0	136.0

Property and Equipment. The cost of property and equipment is depreciated primarily on the straight-line basis over estimated asset lives of 30 to 50 years for buildings; useful lives, not to exceed lease terms, for leasehold improvements; three to five years for data processing equipment; and eight to 20 years for other fixed assets.

Goodwill. Prior to 2002, goodwill was amortized on a straight-line basis predominantly over periods from 20 to 40 years. In 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142. SFAS 142 eliminates the amortization of goodwill and certain other intangible assets and requires that goodwill be evaluated for impairment by applying a fair value-based test. We adopted the standard effective June 30, 2001, for all subsequent acquisitions, and adopted the standard effective January 1, 2002 for all acquisitions that occurred prior to June 30, 2001. We completed fair value-based impairment tests and in doing so, we determined that goodwill was not impaired; therefore no transitional impairment charge was recorded.

Amortization expense was $25.4 million in 2001 and $24.4 million in 2000. As of December 31, 2002 and 2001, accumulated amortization balances were $88.2 million and $94.5 million, respectively.

Notes to Consolidated Financial Statements

A reconciliation of 2001 and 2000 reported earnings with pro forma earnings excluding goodwill amortization is shown on the table below (in millions, except per share amounts):

	As Reported	Amortization (Net of Tax)	Pro Forma

Year Ended December 31, 2001:
Income from continuing operations	$117.3	$18.5	$135.8
Income from continuing operations per share (diluted)	$0.84	$0.13	$0.98

Net income	$122.5	$22.0	$144.5
Net income per share (diluted)	$0.88	$0.16	$1.04

Year Ended December 31, 2000:
Income from continuing operations	$141.1	$19.6	$160.7
Income from continuing operations per share (diluted)	$1.04	$0.14	$1.18

Net income	$228.0	$25.6	$253.6
Net income per share (diluted)	$1.68	$0.18	$1.86

Purchased Data Files. Purchased data files are amortized on a straight-line basis primarily over 15 years. Amortization expense was $26.3 million in 2002, $21.8 million in 2001, and $20.2 million in 2000. As of December 31, 2002 and 2001, accumulated amortization balances were $147.5 million and $136.6 million, respectively.

Impairment of Long-Lived Assets. We test long-lived assets for impairment annually, and more frequently if events and circumstances indicate that the carrying amounts of such assets may not be recoverable. If potential indicators of impairment exist, we estimate recoverability using undiscounted future cash flows resulting from the use of the assets and their eventual disposition. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the assets’ carrying value over the fair value.

Other Assets. Other assets at December 31, 2002 and 2001 consist of the following:

(In millions)	2002	2001

Systems development and other deferred costs	$102.8	$81.5
Purchased software	22.1	28.6
Prepaid pension cost	13.3	97.3
Risk management purchased paper (Note 4)	1.7	31.2
Investments in unconsolidated companies	27.4	26.3
Indefinite lived intangible and other	80.0	21.0

	$247.3	$285.9

Purchased software and systems development and other deferred costs are being amortized on a straight-line basis over five to ten years. Amortization expense for other assets was $39.7 million in 2002, $38.7 million in 2001, and $36.7 million in 2000. As of December 31, 2002 and 2001, accumulated amortization balances were $123.9 million and $117.6 million, respectively. For intangible assets subject to amortization, the estimated aggregate amortization expense is $70.7 million for 2003, $69.7 million for 2004, $57.3 million for 2005, $40.9 million for 2006 and $35.2 million for 2007. We have entered into strategic investments in privately held companies totaling $27.4 million and $26.3 million at December 31, 2002 and 2001, respectively. These investments are accounted for under the cost method as we do not exercise significant influence over the investment entities or hold significant levels of ownership. Investments in unconsolidated companies also include a notes receivable from a company of $20.0 million which is due November 2006. We regularly review these investments for impairment issues, and in the fourth quarter 2001, we wrote off investments totaling $6.9 million (Note 5). We believe that these investments are appropriately valued at December 31, 2002.

Foreign Currency Translation. The functional currency of our foreign subsidiaries are those subsidiaries’ local currencies. We translate the assets and liabilities of foreign subsidiaries at the year-end rate of exchange, and income statement items at the average rates prevailing during the year. We record the resulting translation adjustment as a

Notes to Consolidated Financial Statements

component of shareholders’ equity. We also record gains and losses resulting from the translation of intercompany balances of a long-term investment nature as a component of shareholders’ equity. We record other foreign currency translation gains and losses, which are not material, in the consolidated statements of income.

Consolidated Statements of Cash Flows. We consider cash equivalents to be short-term cash investments with original maturities of three months or less.

Cash paid for income taxes and interest from continuing operations is as follows:

(In millions)	2002	2001	2000

Income taxes, net of amounts refunded	$92.6	$78.4	$81.7
Interest	41.8	49.7	56.0

In 2002, 2001, and 2000, we acquired various businesses that were accounted for as purchases (Note 3). In conjunction with these transactions, liabilities were recorded as follows:

(In millions)	2002	2001	2000

Fair value of assets acquired	$344.2	$50.4	$368.2
Cash paid for acquisitions	328.4	44.4	334.8
Value of treasury stock reissued for acquisitions	—	—	10.6

Liabilities recorded	$15.8	$6.0	$22.8

Financial Instruments. Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable, and short-term and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to their short maturity. As of December 31, 2002, the fair value of our long-term debt (determined primarily by broker quotes) was $720.5 million compared to its carrying value of $690.6 million.

Accounting for Stock-Based Compensation. In accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), we have elected to apply APB Opinion No. 25 and related interpretations in accounting for our stock option and performance share plans. Accordingly, we do not recognize compensation cost in connection with our stock option plans and record compensation expense related to our performance share plan based on the current market price of the our common stock and the extent to which performance criteria are being met.

 We have computed the proforma disclosures required under SFAS No. 123 using the Black-Scholes option pricing model. The fair value of options granted in 2002, 2001, and 2000 is estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	2002	2001	2000

Dividend yield	0.3%	0.5%	1.7%
Expected volatility	40.8%	41.0%	42.0%
Risk-free interest rate	3.5%	4.2%	6.5%
Expected life in years	2.9	2.6	2.3

The weighted-average grant-date fair value per share of options granted in 2002, 2001, and 2000 is as follows:

	2002	2001	2000

Grants (all at market price)	$7.51	$8.80	$6.14

If we had elected to recognize compensation cost for these plans based on the fair value at grant date as prescribed by SFAS No. 123, net income and net income per share would have been reduced to the pro forma amounts indicated in the table below (in millions, except per share amounts):

	2002		2001		2000
	Reported	Pro Forma	Reported	Pro Forma	Reported	Pro Forma

Net income	$178.0	$163.9	$122.5	$102.6	$228.0	$211.9

Net income per share (basic)	$1.31	$1.20	$0.90	$0.75	$1.70	$1.58

Net income per share (diluted)	$1.29	$1.18	$0.88	$0.74	$1.68	$1.56

Derivative Instruments and Hedging Activities. Effective January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” or SFAS 133. SFAS 133 requires that a company recognize derivatives as assets or liabilities on its balance sheet, and also requires that the gain or loss related to the effective portion of derivatives designated as cash flow hedges be recorded as a component of other comprehensive income.

We enter into hedging transactions in order to reduce financial volatility and manage the fixed-floating mix of our debt portfolio. As of December 31, 2002, the only hedging transactions to which we were a counterparty consisted of interest rate swap agreements.

At December 31, 2002, we have a $29.0 million notional amount floating-to-fixed interest rate swap agreement in place with a bank counterparty that fixes the interest rate on the $29.0 million synthetic lease related to our corporate headquarters through its maturity in 2010. This hedge has been designated as a cash flow hedge under SFAS 133, is fully effective, and at December 31, 2002, was valued as a liability totaling $4.7 million. This liability is included with other current liabilities in the accompanying consolidated balance sheets, and the related loss was recorded, net of income tax, as a component of accumulated other comprehensive loss.

At December 31, 2002, we also have interest rate swap agreements in place with a bank counterparty to float the interest rate on $250.0 million of our fixed rate senior unsecured notes through their maturity date in 2005. These derivatives have been designated as fair value hedges and are fully effective. The value of these swaps was $18.3 million at December 31, 2002, and was recorded as an asset along with a corresponding increase in long-term debt.

Our maximum exposure to loss due to credit risk on these interest rate swap agreements approximates $13.5 million if all of the bank counterparties default. We mitigate this exposure by monitoring the concentration of risk exposure that we have with any one bank, and through the use of minimum credit quality standards for all counterparties.

Recent Accounting Pronouncements. In January 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” or SFAS 144. The statement supersedes SFAS No. 121 “Accounting for the Impairment of

Notes to Consolidated Financial Statements

Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, but retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. The SFAS 144also supersedes Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” or APB 30, for the disposal of a segment of business, extending the reporting of a discontinued operation to a “component of an entity.” Further, the SFAS 144 requires operating losses from a “component of an entity” to be recognized in the period(s) in which they occur rather than at the measurement date as had been required under APB 30.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections or SFAS 145.” SFAS 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria APB  30, SFAS 145 is effective for fiscal years beginning after May 15, 2002. We adopted SFAS 145 on January 1, 2003.

In June 2002, the FASB issued SFAS No. 146, ““Accounting for Costs Associated with Exit or Disposal Activities”, or SFAS 146. SFAS 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS 144 or with exit or restructuring activities previously covered by Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002. We adopted SFAS 146 on January 1, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 currently requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, as of December 31, 2002, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll-forward of the entity’s product warranty liabilities. We adopted the disclosure requirements of FIN 45 effective December 31, 2002 and the remaining provisions on January 1, 2003 and have included the required disclosures in these Notes to our Consolidated Financial Statement.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003 and are not expected to have a material impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure or SFAS 148.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 “Accounting for Stock Based Compensation” to currently require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 does not amend SFAS 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS 123 or the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees”. We adopted SFAS 148 on January 1, 2003 and have included the initial required disclosures in these Notes to our Consolidated Financial Statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after

Notes to Consolidated Financial Statements

January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are evaluating the impact of FIN 46 on our financial position and results of operations.

2. DISCONTINUED OPERATIONS

During the third quarter of 2002, we made the decision to exit our commercial services business in Spain, and this business is now held for sale, with the expectation to sell the business within twelve months. In accordance with SFAS 144 (Note 1), the net assets, results of operations and cash flows of the Spain commercial business for 2002 have been classified as “discontinued operations.” For 2002, revenues for this business totaled $9.1 million and pre-tax losses (after minority interest and before estimated loss on disposal) were $6.5 million. The estimated loss on disposal recorded in the third quarter of 2002 totaled $9.0 million after minority interest, or $0.07 per share. Prior year results were not material and have not been reclassified to discontinued operations.

On July 7, 2001, we completed the spin-off of our Payment Services business segment (Certegy Inc. or Certegy) through a tax-free dividend of all of our Certegy stock to our shareholders. Shareholders received a dividend of one share of Certegy stock for each two shares of Equifax stock owned. This non-cash dividend totaled $233.9 million. Also in connection with the spin-off, we reduced debt by $275.0 million in July 2001 following Certegy’s cash dividend of that amount to us.

As a result of the spin-off, our financial statements have been prepared with Certegy’s net assets, results of operations, and cash flows classified as “discontinued operations.” All historical statements have been restated to conform with this presentation. Also as a result of the spin-off, during the second quarter of 2001 we recorded an expense of $36.5 million ($28.4 million after tax, or $0.21 per share) to accrue the costs associated with effecting the spin-off. These costs include fees for investment bankers, legal and accounting services, duplicate software licenses, and various other directly related expenses. This expense has been included as a component of discontinued operations in the accompanying statements of income and cash flows. In 2002, charges to this reserve totaled $2.3 million, and the remaining reserve of $0.7 million at December 31, 2002, which represents known costs we expect to incur within the foreseeable future, is included in other current liabilities in the accompanying consolidated balance sheets.

Summarized financial information for the discontinued Certegy operation is as follows:

(In millions)	2001	2000

Revenue	$398.3	$776.7
Income before income taxes	56.0	137.1
Net Income	$33.6	$86.9

3.  ACQUISITIONS

In 2002, we acquired the credit files, contractual right to territories (generally states of integration areas), and customer relationships and related businesses of eight independent credit reporting agencies that house their consumer information on our system (“Affiliates”) located in the United States and three Affiliates in Canada to continue to grow our credit data franchise. The consumer credit files, contractual right to territories (generally states of integration areas), and customer relationships of the largest of these Affiliates, CBC Companies, Inc., were acquired in November 2002 for $95.0 million. In April 2002, in conjunction with a put arrangement with the original owners, we completed the purchase of the remaining 20% minority interest in our Brazilian operation making us the sole owners, and in June 2002 completed the purchase of a small technology development company. In August 2002, to accelerate growth in our marketing services business, we purchased Naviant, Inc., a provider of precision marketing services, for approximately $135.0 million. At the closing of the Naviant, Inc. acquisition, the sellers deposited $10.0 million of the transaction consideration into escrow. The escrow fund will be held for 24 months following the closing date of August 15, 2002. The escrow arrangement provides for payment to us in the event any indemnified loss arises and is settled during the period. At the end of the 24 months, all escrow funds will be returned to the sellers with holdback for any unresolved claims. In October 2002, we acquired outstanding shares and increased our ownership to 79.4%, from 60.0%, of our information Spanish subsidiary. These acquisitions were accounted for as purchases and had a total purchase price of $333.6 million. They were acquired for cash of $328.4 million and notes payable of $5.2 million. The following table summarizes the estimated fair value of the net assets acquired and the liabilities assumed at the acquisition dates.

(In millions)

Notes to Consolidated Financial Statements

Current Assets	$17.6
Property and Equipment	3.1
Other Assets	59.0
Purchased Data Files	88.8
Goodwill	175.7

Total Acquired Assets	344.2
Total Liabilities	10.6

Net Assets Acquired	$333.6

The results of operations from these acquisitions have been included in the consolidated statements of income from the dates of acquisition. The following unaudited pro forma information has been prepared as if these acquisitions had occurred on January 1, 2001. The information is based on the historical results of the separate companies, and may not necessarily be indicative of the results that could have been achieved, or of results that may occur in the future.

(In millions, except per share amounts)	2002	2001

Revenue	$1,148.0	$1,178.2
Net income	182.4	98.4
Net earnings per common share (diluted)	1.32	0.72

In 2001, we acquired the credit files, customer contracts and related businesses of five Affiliates located in the United States and 13 Affiliates in Canada, as well as an information services business in Uruguay. These acquisitions were accounted for as purchases and had a purchase price of $48.9 million. They were acquired for cash of $44.4 million and notes payable of $4.5 million. They resulted in $20.5 million of goodwill and $27.2 million of purchased data files. Their results of operations have been included in the consolidated statements of income from their respective dates of acquisition and were not material.

Goodwill related to acquisitions was allocated to our reporting segments as follows:

(In millions, except per share amounts)	2002	2001	2000

Equifax North America	$145.5	$13.2	$195.5
Equifax Europe	2.6
—
			15.4
Equifax Latin America	27.6	7.3	7.2

Total	$175.7	$20.5	$218.1

During 2000, we acquired   or increased our ownership in the following businesses:

Business	Month Acquired	Industry Segment	Percentage Ownership

Organizacion Veraz S.A. (Argentina)	December	Latin America	79.5	%(1)
SEK S.r.l. and AIF Gruppo Securitas S.r.l. (Italy)	November	Europe	100.0%
Compliance Data Center, Inc.	October	North America	100.0%
Consumer Information Solutions (CIS) Group of R.L. Polk & Co.	May	North America	100.0%
Propago, S.A. (Chile)	January	Latin America	100.0%

   (1)   Increased to 79.5% from 66.7% acquired in 1997 and 1994

In 2000, in addition to the businesses above, we acquired the credit files, customer contracts, and related business, of 12 Affiliates located in the United States and 14 Affiliates in Canada. All of the 2000 acquisitions were accounted for as purchases and had an aggregate purchase price of $348.4 million. They were purchased with a combination of cash totaling $334.8 million, the re-issuance of treasury stock with a fair market value of $10.6 million, and notes payable of $3.0 million. The estimated fair value of the net assets acquired and the liabilities assumed at the acquisition dates are summarized in the following table.

(In millions)

Current Assets	$43.0

Notes to Consolidated Financial Statements

Property and Equipment	11.0
Other Assets	17.3
Purchased Data Files	78.8
Goodwill	218.1

Total Acquired Assets	368.2
Total Liabilities	19.8

Net Assets Acquired	$348.4

The results of operations from these acquisitions have been included in our consolidated statements of income from the dates of acquisition. The following un-audited pro forma information has been prepared as if these acquisitions had occurred on January 1, 2000. The information is based on the historical results of the separate companies, and may not necessarily be indicative of the results that could have been achieved, or of results that may occur in the future.

(In millions, except per share amounts)	2000

Revenue	$1,277.0
Net income	141.1
Net earnings per common share (diluted)	1.04

4. DIVESTITURES

In October 2001, we sold our City Directory business, which had been acquired from R.L. Polk & Co. in May 2000. The resulting pre-tax loss of $5.8 million ($4.9 million after tax, or $0.035 per share) was recorded in our consolidated statement of income as a charge to other income in September 2001.

In October 2000, we sold our risk management collections businesses located in the U.S., Canada, and the United Kingdom, and in December 2000, sold our vehicle information business in the United Kingdom, as well as a direct marketing business in Canada that was a small component of the CIS group acquired earlier in the year from R.L. Polk & Co. Proceeds from these sales included cash of $149.2 million (net of cash sold) and a $41.0 million note receivable from one of the buyers (repaid to us in 2002), and resulted in a pre-tax loss of $4.2 million recorded in other income. Approximately $25.5 million of the proceeds received in the U.S. and Canadian risk management sales related to exclusive contracts to provide the buyers with credit information products and services over several years, and was recorded in current and long-term deferred revenue. In conjunction with the sale of our risk management collections business in the United Kingdom, we guaranteed approximately $60.0 million of the buyer’s third-party acquisition financing which related to a portfolio of purchased paper. Since this purchased paper financing was entirely guaranteed by us, the amount guaranteed has been recorded in other assets and other long-term liabilities in the accompanying consolidated balance sheets. These corresponding asset and liability balances will be reduced as the buyer makes principal payments on their loan and our guarantee is reduced. The balances totaled $1.7 million, $31.2 million, and $59.1 million at December 31, 2002, 2001, and 2000, respectively.

5.  RESTRUCTURING AND IMPAIRMENT CHARGES

In the fourth quarter of 2001, we recorded restructuring and impairment charges (discussed below) of $60.4 million ($35.3 million after tax, or $0.25 per share).

Due to changes in market conditions and our technology strategy, we recorded an impairment charge in the fourth quarter of 2001 of $23.2 million to write down certain technology investments, including $6.9 million of investments in several third-party technology companies.

In the fourth quarter of 2001, we initiated a restructuring plan to align our cost structure with changing market conditions, reduce expenses and improve efficiencies, particularly in international operations. The plan included headcount reductions of approximately 700 employees, primarily located in our international operations. The restructuring charge for the year ended 2001 totaled $37.2 million, and consisted of severance costs associated with headcount reductions and other related costs, including reserves to reflect our estimated exposure on facilities to be vacated or consolidated. Charges to the restructuring reserve totaled $12.1 million in 2002 and $8.8 million in 2001, and the remaining reserve of $16.3 million at December 31, 2002 is included in other current liabilities in the accompanying consolidated balance sheet. During the fourth quarter of 2002, based on revised estimates, we determined that the severance portion of the reserve was inadequate and that the facilities and other portion of the reserve was excessive and made an adjustment of $1.6 million to each reserve with no effect to net income. The majority of the remaining

Notes to Consolidated Financial Statements

severance and related charges are expected to be paid in 2003, with charges related to real estate rental obligations being paid over the next several years. An analysis of activity in the reserve for 2001 and 2002 is as follows (in millions):

	Severance	Facilities and Other	Total

Original reserve, fourth quarter, 2001	$12.0	$25.2	$37.2
Less 2001 charges	(3.6)	(5.2)	(8.8)

Balance, December 31, 2001	8.4	20.0	28.4
Less 2002 charges	(8.4)	(3.7)	(12.1)
Adjustment	1.6	(1.6)	—

Balance, December 31, 2002	$1.6	$14.7	$16.3

6. LONG-TERM DEBT AND SHORT-TERM BORROWINGS

Long-term debt at December 31, 2002 and 2001 was as follows:

(In millions)	2002	2001

Senior Notes, 6.5%, due 2003, net of unamortized discount of $0.1 million in 2002 and $0.2 million in 2001	$199.9	$199.8
Notes, 6.3%, due 2005, net of unamortized discount of $0.4 million in 2002 and $0.6 million in 2001	249.6	249.4
Notes, 4.95%, due 2007, net of unamortized discount of $0.5 million in 2002	249.5	—
Debentures, 6.9%, due 2028, net of unamortized discount of $1.3 million in 2002 and $1.3 million in 2001	148.7	148.7
Borrowings under revolving credit facilities,weighted average rate of 2.6% at December 31, 2002	21.8	90.9
Other	22.4	8.7

	891.9	697.5
Less current maturities	201.3	3.9

	$690.6	$693.6

In October 2002, we issued new 4.95% fixed rate five-year senior unsecured notes with a face value of $250.0 million. The notes, which expire in 2007, were sold at a discount of $0.5 million. The discount, and related issuance costs, will be amortized on a straight-line basis over the term of the notes. Our $200.0 million 6.5% senior unsecured notes, originally issued in 1993, mature during June 2003, and therefore appear in the short-term debt and current maturities category on our December 31, 2002 balance sheet. The indebtedness evidenced by our 4.95% senior unsecured notes, our 6.5% senior unsecured notes, our 6.3% notes, and our 6.9% senior unsecured debentures, none of which has been guaranteed by any of our subsidiaries, is unsecured, and ranks on parity in right of payment with all of our other unsecured and unsubordinated indebtedness from time to time outstanding

In October 2001, we replaced our $750.0 million revolving credit facility with a new, committed $465.0 million revolving credit facility with a group of commercial and investment banks. This facility is comprised of a $160.0 million, 364-day portion and a $305.0 million, multi-year portion. The 364-day portion matures October 2, 2003. The multi-year portion expires October 4, 2004. The agreement provides for borrowings tied to Base Rate, LIBOR and competitive bid interest rate options and contains certain financial covenants related to interest coverage, funded debt to cash flow, and limitations on subsidiary indebtedness. Our borrowings under this facility, which have not been guaranteed by any of our subsidiaries, are unsecured and will rank on parity in right of payment with all of our other unsecured and unsubordinated indebtedness from time to time outstanding. At December 31, 2002, $11.8 million of the revolving credit facility’s outstanding balance was denominated in a foreign currency. This foreign denominated obligation is used to hedge the impact of foreign exchange rate fluctuations related to inter-company advances with one of our foreign subsidiaries.

Scheduled maturities of long-term debt during the five years subsequent to December 31, 2002, are as follows:

(In millions)	Amount

2003	$201.3
2004	23.8

Notes to Consolidated Financial Statements

2005	249.6
2006	—
2007	249.8

Our short-term borrowings at December 31, 2002 and 2001, totaled $32.6 million and $58.1 million, respectively, and consisted primarily of notes payable to banks. These notes had a weighted average interest rate of 3.24% at December 31, 2002 and 3.30% at December 31, 2001. In October 2001, one of our Canadian subsidiaries entered into a C$100.0 million loan, renewable annually, with a bank. The loan agreement provides interest rate options tied to Prime, Base Rate, LIBOR, and Canadian Banker’s Acceptances, and contains financial covenants related to interest coverage, funded debt to cash flow, and limitations on subsidiary indebtedness. Our subsidiary’s borrowings under this facility, which we have guaranteed, are unsecured. Borrowings under this loan (which are included in the short-term borrowings totals above) at December 31, 2002 and 2001 were $29.3 million and $47.7 million, respectively.

7. INCOME TAXES

We record deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities.

The provision for income taxes from continuing operations consists of the following:

(In millions)	2002	2001	2000

Current:
Federal	$71.9	$65.7	$60.6
State	10.0	8.4	2.9
Foreign	20.6	5.7	25.6

	102.5	79.8	89.1

Deferred:
Federal	23.3	5.7	10.8
State	(1.9)	(2.5)	2.2
Foreign	(0.3)	2.3	6.2

	21.1	5.5	19.2

	$123.6	$85.3	$108.3

Domestic and foreign income from continuing operations before income taxes was as follows:

(In millions)	2002	2001	2000

United States	$264.5	$197.6	$216.3
Foreign	50.4	5.0	33.1

	$314.9	$202.6	$249.4

The provision for income taxes from continuing operations is reconciled with the federal statutory rate, as follows:

(In millions)	2002	2001	2000

Federal statutory rate	35.0%	35.0%	35.0%

Provision computed at federal statutory rate	$110.2	$70.9	$87.3
State and local taxes, net of federal tax benefit	5.0	3.8	3.3
Nondeductible goodwill (including amounts related to divestitures)	—	6.7	8.8
Foreign	(8.8)	1.3	4.0
Valuation allowance	21.1	—	—
Other	(3.9)	2.6	4.9

	$123.6	$85.3	$108.3

Components of the deferred income tax assets and liabilities at December 31, 2002 and 2001 are as follows:

Notes to Consolidated Financial Statements

(In millions)	2002	2001

Deferred income tax assets:
Reserves and accrued expenses	$—	$30.0
Postretirement benefits	70.2	10.0
Employee compensation programs	11.5	9.9
Deferred revenue	6.9	4.7
Depreciation	6.2	—
Net operating loss carryforwards of subsidiaries	42.3	9.9
Foreign tax credits	22.2	41.5
Valuation allowance	(52.7)	(21.6)
Other	5.0	4.6

	111.6	89.0

Deferred income tax liabilities:
Reserves and accrued expenses	(2.4)	—
Data files and other assets	(44.6)	(54.4)
Depreciation	—	(0.5)
Pension expense	(47.2)	(40.8)
Undistributed earnings of foreign subsidiaries	(11.7)	(36.3)
Other	(10.7)	(19.2)

	(116.6)	(151.2)

Net deferred income tax liability	$(5.0)	$(62.2)

Our deferred income tax assets and liabilities at December 31, 2002 and 2001, are included in the accompanying consolidated balance sheets as follows:

(In millions)	2002	2001

Deferred income tax assets	$20.9	$26.4
Deferred income tax liabilities	(25.9)	(88.6)

Net deferred income tax liability	$(5.0)	$(62.2)

Accumulated undistributed retained earnings of Canadian subsidiaries amounted to approximately $51.9 million at December 31, 2002. No provision for Canadian withholding taxes or United States federal income taxes is made on these earnings, because they are considered by management to be permanently invested in those subsidiaries and, under the tax laws, are not subject to such taxes until distributed as dividends. If the earnings were not considered permanently invested, approximately $2.6 million of deferred income taxes would have been provided. Such taxes, if ultimately paid, may be recoverable as foreign tax credits in the United States.

As of December 31, 2002, we have a deferred tax asset of $78.6 million related to accumulated foreign currency translation loss for foreign locations, excluding Canada. A full valuation allowance, included in accumulated other comprehensive loss, has been provided due to uncertainty of future realization of this deferred tax asset.

At December 31, 2002, we had net operating loss and capital loss carry-forwards of approximately $125.7 million of which $61.2 million related to U.S. federal and $64.5 million to foreign jurisdictions. Of the total net operating loss and capital loss carry-forwards, $39.1 million has no expiration date, $32.7 million will expire in 2006 and $53.9 million will begin to expire at various times beginning in 2012. The U.S. federal loss carry-forward may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Additionally, we had foreign tax credit carry-forwards of approximately $22.2 million of which $13 million will begin to expire in 2005 and the remaining $9.2 million will be utilized upon repatriation of foreign earnings. Tax effected net operating loss, capital loss and foreign tax credit carry-forwards of $52.7 million have been fully reserved in the deferred tax valuation allowance due to the uncertainty resulting from a lack of previous foreign taxable income within certain foreign tax jurisdictions, uncertainty that sufficient capital gains will be generated and U.S. federal limitations under Section 382.

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. We increased the valuation allowance by $31.1 million in 2002 for capital loss carryovers and net operating loss carryforwards relating to Naviant, Spain, the United Kingdom and other entities.

8. SHAREHOLDERS’ EQUITY

Rights Plan. In 1995, our Board of Directors adopted a Shareholder’s Rights Plan. Our Rights Plan contains provisions to protect our shareholders in the event of an unsolicited offer to acquire us, including offers that do not treat all shareholders equally, the acquisition in the open market of shares constituting control without offering fair value to all

Notes to Consolidated Financial Statements

shareholders, and other coercive, unfair or inadequate takeover bids and practices that could impair the ability of our Board to represent shareholders’ interests fully. Pursuant to the Rights Plan, our Board declared a dividend of one Share Purchase Right for each outstanding share of our common stock, with distribution to be made to shareholders of record as of November 24, 1995. The Rights, which will expire in November 2005, initially will be represented by, and traded together with, our common stock. The Rights are not currently exercisable and do not become exercisable unless certain triggering events occur. Among the triggering events is the acquisition of 20% or more of our common stock by a person or group of affiliated or associated persons. Unless previously redeemed, upon the occurrence of one of the specified triggering events, each Right that is not held by the 20% or more shareholder will entitle its holder to purchase one share of common stock or, under certain circumstances, additional shares of common stock at a discounted price.

Treasury Stock and Employee Benefits Trusts. During 2002, 2001, and 2000, we repurchased 2.9 million, 2.2 million, and 0.3 million of our own common shares through open market transactions at an aggregate investment of $72.5 million, $49.5 million, and $6.5 million, respectively. At its February 2002 meeting, our Board of Directors authorized an additional $250.0 million in share repurchases. At December 31, 2002, approximately $222.2 million remained available for future purchases from prior authorizations of our Board of Directors.

In 1993, we established the Equifax Inc. Employee Stock Benefits Trust to fund various employee benefit plans and compensation programs and transferred 6.2 million treasury shares to the Trust. In 1994 and 2000, we transferred 0.6 million and 1.5 million treasury shares, respectively, to two other employee benefits trusts. Shares held by the trusts are not considered outstanding for earnings per share calculations until released to the employee benefit plans or programs. During 2002, 2001, and 2000, 752,178 shares, 48,593 shares and 39,830 shares, respectively, were used for various employee incentive and stock option programs.

Stock Options. Our shareholders have approved several stock option plans which provide that qualified and nonqualified options may be granted to officers and employees. Our Board of Directors has also approved a nonqualified stock option plan that cannot be used to grant shares to directors or executive officers. In addition, options remain outstanding under two plans from which no new grants may be made, one which was approved by shareholders. All plans require that options be granted at exercise prices not less than market value on the date of grant. Generally, options vest over periods of up to four years and are exercisable for ten years from grant date. Certain of the plans also provide for awards of restricted shares of our common stock. At December 31, 2002, there were 4.5 million shares available for future option grants and restricted stock awards.

The number of options outstanding and their exercise prices were adjusted in July 2001 pursuant to a formula as a result of the spin-off of Certegy. The adjustment increased the number of options outstanding in 2001 by approximately 2.1 million shares. A summary of changes in outstanding options and the related weighted average exercise price per share is shown in the following table:

	2002		2001		2000

(Shares in thousands)	Shares	Average Price	Shares	Average Price	Shares	Average Price

Balance, beginning of year	10,909	$16.37	9,698	$25.22	10,563	$24.14
Adjustment due to spin-off	—	—	2,055	—	—	—
Granted (all at market price)	2,388	25.06	2,680	28.27	1,841	22.39
Canceled	(414)	18.41	(1,171)	22.25	(924)	28.75
Exercised	(2,314)	15.31	(2,353)	16.91	(1,782)	13.70

Balance, end of year	10,569	18.48	10,909	16.37	9,698	25.22

Exercisable at end of year	8,232	$17.59	7,743	$15.66	6,069	$22.13

The following table summarizes information about stock options outstanding at December 31, 2002 (shares in thousands):

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$5.14 to $14.47	3,410	5.3	$12.22	3,310	$12.21

Notes to Consolidated Financial Statements

$14.58 to $19.35	2,692	6.9	17.13	2,012	17.16
$19.39 to $25.5	4,176	7.5	23.76	2,650	23.56
$25.75 to $37.25	291	5.0	28.55	260	28.63

	10,569	6.6	18.48	8,232	17.59

Long-Term Incentive Plans. We have key management long-term incentive plans for certain key officers that provide for cash awards at the end of various measurement periods based on the growth in earnings per share and/or various other criteria over the measurement period. For certain awards, the employee may elect to receive some or all of their distribution as an equity interest.

Expense for these plans can vary between years due to revisions of estimates of future distributions under the plans, which are based on the likelihood that the performance criteria will be met. The total expense under these plans was $1.6 million in 2002, and $4.5 million in 2001, and a credit to expense of $3.1 million in 2000.

9. EMPLOYEE BENEFITS

In 1998, we adopted SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement revises employers’ disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of these plans.

Pension Benefits: Pension benefits are provided through U.S. and Canadian defined benefit pension plans and a supplemental executive defined benefit pension plan.

Notes to Consolidated Financial Statements

U.S. and Canadian Retirement Plans: We have a non-contributory qualified retirement plan covering most US salaried employees and maintain a defined benefit plan for most salaried employees in Canada. Benefits are primarily a function of salary and years of service.

Supplemental Retirement Plan: We maintain a supplemental executive retirement program for certain key employees. The plan, which is unfunded, provides supplemental retirement payments based on salary and years of service.

Other Benefits. We maintain certain health care and life insurance benefit plans for eligible retired employees. Substantially all of our US employees may become eligible for these benefits if they reach retirement age while working for us and satisfy certain years of service requirements. We accrue the cost of providing these benefits over the active service period of the employee.

A reconciliation of the benefit obligations, plan assets, and funded status of the plans are as follows (in millions):

	Pension Benefits		Other Benefits

Change in benefit obligation	2002	2001	2002	2001

Benefit obligation at beginning of year	$442.6	$422.1	$23.1	$22.5
Service cost	4.8	5.8	0.7	0.7
Interest cost	30.8	31.9	1.6	1.6
Actuarial loss	32.7	48.5	4.8	2.0
Plan amendments	0.7	—	—	—
Foreign currency exchange	0.3	(1.5)	—	—
Curtailments	—	(1.5)	—	—
Spin-off of Certegy	—	(27.3)	—	(1.8)
Settlements	—	(0.3)	—	—
Benefits paid	(34.7)	(35.1)	(2.2)	(1.9)

Benefit obligation at end of year	$477.2	$442.6	$28.0	$23.1

	Pension Benefits		Other Benefits

Change in plan assets	2002	2001	2002	2001

Fair value of plan assets at beginning of year	$446.3	$549.2	$0.0	$0.2
Actual return on plan assets	(55.7)	(33.0)	(0.5)	—
Employer contribution	19.2	12.3	4.0	—
Foreign currency exchange	0.4	(2.1)	—	—
Spin-off of Certegy	—	(45.0)	—	—
Benefits paid	(34.7)	(35.1)	—	(0.2)

Fair value of plan assets at end of year	$375.5	$446.3	$3.5	$—

Notes to consolidated Financial Statements

	Pension Benefits		Other Benefits

	2002	2001	2002	2001

Funded Status	$(101.7)	$3.7	$(24.5)	$(23.1)
Unrecognized actuarial loss	210.5	75.0	8.0	2.3
Unrecognized prior service cost	0.9	0.2	(0.4)	(0.6)

Net amount recognized	$109.7	$78.9	$(16.9)	$(21.4)

	Pension Benefits		Other Benefits

Amounts recognized in the statement of financial position consist of:	2002	2001	2002	2001

Prepaid benefit cost	$13.3	$97.3	$—	$—
Accrued benefit liability	(91.6)	(26.3)	(16.9)	(21.4)
Intangible asset	0.8	0.1	—	—
Accumulated other comprehensive income	187.2	7.8	—	—

Net amount recognized	$109.7	$78.9	$(16.9)	$(21.4)

	Pension Benefits		Other Benefits

Weighted-average assumptions as of December 31	2002	2001	2002	2001

Discount rate	6.75%	7.25%	6.75%	7.25%
Expected return on plan assets	9.50%	9.50%	9.50%	5.00%
Rate of compensation increase	4.25%	4.25%	N/A	N/A

For measurement purposes, a 9 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to decrease gradually to 5 percent for 2007 and remain at that level thereafter.

Net pension (income) expense for the plans include the following (income) expense components:

	Pension Benefits			Other Benefits

(In millions)	2002	2001	2000	2002	2001	2000

Service cost	$4.8	$5.8	$5.9	$0.7	$0.7	$0.8
Interest cost	30.8	31.9	32.8	1.6	1.6	1.6
Expected return on plan assets	(47.3)	(47.1)	(46.3)	(0.4)	—	—
Amortization of initial unrecognized net (asset)	—	0.1	(0.1)	—	—	—
Amortization of prior service cost	—	0.3	0.7	(0.2)	(0.5)	(1.0)
Recognized actuarial loss	0.2	0.1	0.4	—	—	—
Curtailment gain	—	—	(1.3)	—	—	(0.8)
Settlement gain	—	0.3	—	—	—	—

Net pension income	$(11.5)	$(8.6)	$(7.9)	$1.7	$1.8	$0.6

Assumed health care cost trend rates have an effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-Point Increase	1-Percentage-Point Decrease

Effect on total of service cost and interest cost components	$0.1	($0.1)
Effect on postretirement benefit obligation	$0.7	(0.7)

The discount rate used to calculate the U.S. Retirement Plan funded status was decreased from 7.25% for year-end 2001 to 6.75% for year-end 2002. The effect of this change was an increase in year-end 2002 benefit obligation (and reduction in funded status) of $22.3 million.

The discount rate used to calculate US Retirement Plan pension income was decreased from 8.00% for 2001 to 7.25% for 2002. The effect of this change was a decrease in 2002 income of $0.1 million.

Notes to consolidated Financial Statements

For calculating pension income, a market-related value of assets is used. The market-related value of assets recognizes the difference between actual returns and expected returns over five years at a rate of 20% per year.

The net pension income shown above includes income amounts allocated to discontinued operations of $0, $2.1 million, and $3.3 million in 2002, 2001, and 2000, respectively. The 2000 curtailment gains of $1.3 million (pension benefits) and $0.8 million (other benefits) related to the sale of the U.S. risk management collections business (Note 4), and was included as a component of the loss on sale of businesses recorded in other income.

The U.S. Retirement Plan and the Supplemental Retirement Plan both have accumulated benefit obligations in excess of plan assets as of December 31, 2002. The aggregate projected benefit obligation, accumulated benefit obligation, and fair value of plan assets (in millions) for these two plans are $451.2, $436.4, and $344.8, respectively, as of December 31, 2002, and $419.0, $408.1, and $413.1, respectively, as of December 31, 2001.

During 2002, actual asset returns for the pension plans were adversely impacted by further deterioration in the equity markets. The S&P 500 has declined 22% and 12% in 2002 and 2001, respectively. Our actual return on pension plan assets in 2002 was a negative 12.8%. Also in 2002, corporate bond yields, which we use in determining our discount rate for future pension obligations, continued to decline. The 2002 asset returns and lower discount rates negatively impacted the funded status of our pension plans requiring us to recognize a minimum pension liability. The liability was recorded as a non-cash $112.4 million after tax reduction to Shareholder’s equity as part of accumulated other comprehensive income (loss). This equity reduction did not impact our net income or cash flow in 2002 and has no impact on compliance with debt covenants.

While the asset return and interest rate environment have negatively impacted the funded status of our plans, we do not currently have minimum funding requirements, as set forth in the Employment Retirement Income Security Act and federal tax laws. Although no minimum funding was required, we voluntarily contributed $20.0 million to our U.S. retirement plan in 2002.

At December 31, 2002 and 2001, the plan’s assets included 1.76 million shares of the Company’s common stock with a market value of approximately $40.9 million and $42.6 million, respectively.

Foreign Retirement Plans We also maintain defined contribution plans for certain employees in the United Kingdom. For the year ended December 31, 2002 our expenses related to these plans were $1.2 million.

Employee Retirement Savings Plans. Our retirement savings plans provide for annual contributions, within specified ranges, determined at the discretion of the Board of Directors for the benefit of eligible employees in the form of cash or shares of common stock. Employees may sell their stock, including shares contributed as the Company match, at any time. Expense for these plans was $3.0 million in 2002, $2.5 million in 2001, and $2.4 million in 2000.

10. COMMITMENTS AND CONTINGENCIES

Leases. Our operating leases involve principally office space and office equipment. Under the terms of the operating lease for our headquarters building in Atlanta, Georgia, which commenced in 1998, we have guaranteed a portion of the residual value of the building at the end of the lease in 2010. The maximum exposure under the guarantee is approximately $23.2 million. We believe the fair market value of this property exceeds the amount of the guarantee.

Rental expense related to our operating leases was $22.0 million in 2002, $23.8 million in 2001, and $28.4 million in 2000. Our headquarters building operating lease has ground purchase options exercisable beginning in 2019, ground renewal options exercisable in 2048, and escalation clauses of $50,000 beginning in 2009. Our technology center in Alpharetta, Georgia has rent escalations of approximately $4.0 million over the next five years, termination options exercisable beginning in 2003, and renewal options through 2039. Future minimum payment obligations for noncancelable operating leases exceeding one year are as follows as of December 31, 2002:

(In millions)	Amount

2003	$23.3

Notes to consolidated Financial Statements

2004	18.7
2005	15.7
2006	13.0
2007	11.3
Thereafter	74.0

$156.0

Agreement with Computer Sciences Corporation. We have an agreement with Computer Sciences Corporation and certain of its affiliates, collectively, CSC, under which CSC-owned credit reporting agencies utilize our computerized credit database services. CSC retains ownership of its credit files and the revenues generated by its credit reporting activity. We receive a processing fee for maintaining the database and for each report supplied. The agreement was renewed by CSC for a ten-year period beginning August 1, 1998. The agreement provides us with an option to purchase CSC’s credit reporting business if CSC does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. Under the agreement CSC also has an option, exercisable at any time, to sell its credit reporting business to us. The option expires in 2013. The option exercise price will be determined by a third-party appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if the option were exercised at this time, the price range would approximate $650.0 - $700.0 million. This estimate is based solely on our internal analysis of the value of the businesses, current market conditions, and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than the estimated amount. If CSC were to exercise its option, we would have to obtain additional sources of funding. We believe that this funding would be available from sources such as additional bank lines of credit and the issuance of public debt and/or equity. However, the availability and terms of any such capital financing would be subject to a number of factors, including credit market conditions, the state of the equity markets, general economic conditions, and our financial performance and condition.

Data Processing and Outsourcing Services Agreements. We have separate agreements with IBM, PwCES LLC, Polk/Acxiom, Seisint Inc., Xerox Connect, Inc., and Jones-Lang LaSalle which outsource portions of our computer data processing operations and related functions and certain administrative functions. The agreements expire between 2004 and 2010. The estimated aggregate contractual obligation remaining under these agreements is $578.5 million as of December 31, 2002, with no future year expected to exceed $115.0 million. However, these amounts could be more or less depending on various factors such as the inflation rate, the introduction of significant new technologies, or changes in our servicing needs as a result of acquisitions or divestitures. Under certain circumstances (e.g., a change in control, or for our convenience), we may terminate these agreements. However, some of the agreements provide that we must pay a significant termination charge in the event of such a termination.

Change in Control Agreements. We have agreements with 15 of our officers which provide certain severance pay and benefits in the event of a termination of the officer’s employment under certain circumstances following a “change in control“. “Change in control” is defined as the accumulation by any person, entity, or group of 20% or more of the combined voting power of our voting stock or the occurrence of certain other specified events. In the event of a “change in control,“ our performance share plan provides that all shares designated for future distribution will become fully vested and payable, subject to the achievement of certain levels of growth in earnings per share and certain other criteria. At December 31, 2002, the maximum contingent liability under the agreements and plans was approximately $22.0 million.

Guarantees. We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby of all letters of credit is less than $15.0 million and all have a maturity of less than one year. Guarantees are issued from time to time to support the needs of operating units. The only outstanding guarantee that is not reflected as a liability on our balance sheet was extended in connection with the sale of our risk management collections business to RMA Holdings, LLC (“RMA”) in October 2000, at which time we guaranteed the operating lease payments of a partnership affiliated with RMA to a lender of the partnership pursuant to a term loan. The term loan, which had $7.9 million outstanding as of December 31, 2002, expires December 1, 2011. Our obligations under such guarantee are not secured. We believe the likelihood of demand for payment under these instruments is minimal and expect no material losses to occur in connection with these instruments.

Subsidiary Dividends and Fund Transfers. The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited by certain restrictions imposed by foreign governments, which do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations, or pay dividends.

Litigation. A number of lawsuits seeking damages are brought against us each year, primarily as a result of reports issued by us. In 2002, a class of plaintiffs was recently certified in a lawsuit, Franklin Clark and Latanjala Denise Miller v. Equifax Inc. and Equifax Credit Information Services, Inc., which alleges that we violated the Fair Credit Reporting Act by failing to follow reasonable procedures to assure maximum possible accuracy with respect to the reporting of accounts included in a bankruptcy. All parties have reached an agreement to settle all claims, and the court has preliminarily approved the settlement. The suit was filed in April 2000 and is pending in federal court in South Carolina. We do not believe the final settlement will be material to our operations or financial condition.

In addition, in 1600 Peachtree, L.L.C. v. Equifax Inc. the Plaintiff alleges breach of a guaranty agreement relating to our prior headquarters building, and seeks damages of approximately $43.0 million, substantially all of which represents future rent contingencies. We contend that the guaranty is void and intend to vigorously defend the matter. A related lawsuit based on the same facts, SouthTrust Bank f/k/a SouthTrust Bank National Association v. Equifax Inc., has been dismissed for lack of standing.

We are involved in other lawsuits, claims and proceedings as is normal in the ordinary course of our business. Any possible adverse outcome arising from these matters is not expected to have a material impact on or resulted operations or financial position, either individually or in the aggregate. However, our evaluation of the likely impact of these pending lawsuits could change in the future.

We provide for estimated legal fees and settlements relating to pending lawsuits. In our opinion, the ultimate resolution of these matters will not have a materially adverse effect on our financial position, liquidity, or results of operations.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2002 and 2001 are as follows (in millions, except per share amounts):

2002	First	Second	Third	Fourth

Operating revenue	$259.0	$268.0	$289.7	$292.6

Operating income	$79.3	$87.6	$89.7	$94.7

Income from continuing operations	$42.0	$47.9	$49.7	$51.7

Net income	$41.7	$47.5	$38.9	$49.9

Per Common Share (Basic):
Income from continuing operations	$0.31	$0.35	$0.37	$0.38

Net income	$0.31	$0.35	$0.29	$0.37

Per Common Share (Diluted):
Income from continuing operations	$0.30	$0.34	$0.36	$0.38

Net income	$0.30	$0.34	$0.28	$0.36

2001	First	Second	Third	Fourth

Operating revenue before divested operations	$272.5	$281.4	$274.0	$281.9
Divested operations	12.7	8.1	8.4	—

Operating revenue	$285.2	$289.5	$282.4	$281.9

Operating income before divested operations, goodwill, and restructuring and other charges	$75.4	$85.3	$88.2	$93.6
Divested operations	1.3	(2.8)	(1.4)	—
Goodwill amortization	(6.4)	(6.3)	(6.3)	(6.4)
Restructuring and other charges	—	—	—	(60.4)

Operating income	$70.3	$76.2	$80.5	$26.8

Income from continuing operations	$34.1	$38.3	$35.8	$9.1

Net income	$48.1	$29.5	$35.8	$9.1

Per Common Share (Basic):
Income from continuing operations	$0.25	$0.28	$0.26	$0.07

Net income	$0.35	$0.22	$0.26	$0.07

Per Common Share (Diluted):
Income from continuing operations	$0.25	$0.28	$0.26	$0.07

Net income	$0.35	$0.21	$0.26	$0.07

12. SEGMENT INFORMATION

Our operations are primarily organized in five reportable segments, with three segments based on the provision of our three core product lines(Information Services, Marketing Services and Consumer Direct) within geographic regions (Equifax North America, Equifax Europe, and Equifax Latin America), and two segments based on other criteria (Other and Divested Operations). The accounting policies of the segments are the same as those described in our summary of significant accounting and reporting policies (Note 1). We evaluate the segment performance-based on its operating income before unusual items (if any). Intersegment sales and transfers are not material. The measurements of segment profit or loss and segment assets for each reportable segment are substantially the same. All transactions between segments are accounted for at cost, and no timing differences occur between segments.

The 2002 operating results of Spain’s Commercial Services business have been reclassified to discontinued operations and are not included in Equifax Europe’s segment results below. The 2001 and 2000 operating results for this business have not been reclassified to discontinued operations since they were not material, and are included in Equifax Europe’s segment results below (Note 2).

Goodwill amortization in 2001 and 2000 for all business segments has been reclassified to a separate line to provide for comparability with 2002.

A description of segment products and services is as follows:

Equifax North America  . Information Services including consumer services such as credit information; credit card marketing services; locate services; fraud detection and prevention services; mortgage loan origination information; analytics and consulting; identity verification services; commercial services, primarily in Canada and Marketing Services consisting of consumer demographic and lifestyle information and Consumer Direct credit and finance products sold directly to individuals.

Equifax Europe. Information Services including Consumer and Commercial Services such as credit, credit scoring and modeling services and Credit Marketing Services.

Equifax Latin America. Information Services including consumer and Commercial Services such as credit and other commercial, financial, and consumer information.

Other. Lottery services relating solely to a contract to provide services to the state of California. No further revenue or operating income has been received since the second quarter 2002 or is expected to occur in this segment.

Divested Operations Includes businesses divested in the fourth quarter of 2001 and 2000 (City Directory, the risk management collections businesses in the U.S., Canada, and the United Kingdom, as well as the vehicle information business in the United Kingdom) (Note 4).

Notes to Consolidated Financial Statements

Segment information for 2002, 2001, and 2000 is as follows (in millions):

	2002	2001	2000

Operating Revenue:
Equifax North America	$902.2	$852.4	$755.2
Equifax Europe	126.1	141.1	142.9
Equifax Latin America	76.6	106.7	119.5
Other	4.4	9.6	9.6

	1,109.3	1,109.8	1,027.2
Divested Operations	—	29.2	162.0

	$1,109.3	$1,139.0	$1,189.2

Operating Income (Loss):
Equifax North America	$361.6	$340.6	$295.9
Equifax Europe	12.7	5.8	17.2
Equifax Latin America	20.3	32.0	40.0
Other	4.4	8.9	8.9
General Corporate Expense	(47.7)	(44.8)	(41.7)

	351.3	342.5	320.3
Divested Operations	—	(2.9)	12.7
Goodwill Amortization	—	(25.4)	(24.4)
Restructuring and Other Charges (Note 5)	—	(60.4)	—

	$351.3	$253.8	$308.6

Total Assets at December 31:
Equifax North America	$1,064.8	$825.5	$832.9
Equifax Europe	174.4	192.4	225.0
Equifax Latin America	161.8	190.6	251.6
Other	3.5	3.7	2.9
Corporate	94.9	210.3	213.5

	1,499.4	1,422.6	1,525.9
Divested Operations	—	—	39.3

	1,499.4	1,422.6	1,565.2
Assets of Discontinued Operations	7.5	—	504.4

	$1,506.9	$1,422.6	$2,069.6

	2002	2001	2000

Depreciation and Amortization:
Equifax North America	$53.8	$64.4	$57.2
Equifax Europe	12.9	18.5	17.9
Equifax Latin America	5.4	14.4	15.7
Other	—	0.8	0.8
Corporate	8.4	6.9	5.4

	80.5	105.0	97.0
Divested Operations	—	1.2	9.2

	$80.5	$106.2	$106.2

	2002	2001	2000
Capital Expenditures (excluding property and equipment and other assets acquired in acquisitions):
Equifax North America	$42.9	$20.1	$40.3
Equifax Europe	6.2	12.3	13.8
Equifax Latin America	5.3	8.6	12.3
Other	—	—	—
Corporate	1.4	5.5	3.9

	55.8	46.5	70.3

Divested Operations	—	0.6	1.6

	$55.8	$47.1	$71.9

Financial information by geographic area is as follows:

	2002		2001		2000

	Amount	%	Amount	%	Amount	%

Operating Revenue (based on location of customer):
United States	$826.0	$74%	$813.8	$71%	$801.6	$67%
Canada	80.4	7	77.5	7	94.6	8
United Kingdom	97.6	9	97.6	9	137.7	12
Brazil	43.4	4	49.5	4	60.9	5
Other	61.9	6	100.6	9	94.4	8

	$1,109.3	100%	$1,139.0	100%	$1,189.2	100%

Long-Lived Assets of Continuing Operations at December 31:
United States	844.1	70%	$665.2	63%	$717.1	62%
Canada	99.9	8	100.8	9	96.7	8
United Kingdom	84.0	7	78.8	7	88.2	8
Brazil	89.0	7	97.3	9	119.3	10
Other	96.8	8	122.5	12	140.2	12

	$1,213.8	$100%	$1,064.6	$100%	$1,161.5	$100%

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Equifax Inc.

We have audited the accompanying consolidated balance sheet of Equifax Inc. (the “Company”) as of December 31, 2002, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2001, and for the two years then ended, were audited by other auditors who have ceased operations and whose report dated February 8, 2002 expressed an unqualified opinion on those statements before the revisions in the consolidated statements of shareholders’ equity and comprehensive income of the Company for each of the two years in the period ended December 31, 2001, and as described in Notes 1, 3,5,7,9, and 12.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As described in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets.

As discussed above, the consolidated financial statements of the Company as of December 31, 2001 and for the two years then ended were audited by other auditors who have ceased operations. However, the Company made certain adjustments and disclosures to the prior years’ financial statements to conform with the current year’s presentation or to comply with adoption requirements of new accounting pronouncements, as follows:

(i)	The consolidated statements of income of the Company for each of the two years in the period ended December 31, 2001 have been revised to separately disclose depreciation expense, amortization expense and goodwill amortization expense which were classified within cost of services and selling, general and administrative expenses in the prior years. Our audit procedures with respect to these revisions included (a) agreeing the depreciation expense, amortization expense and goodwill amortization expense balances to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the revisions within the consolidated statements of income.

(ii)	The consolidated statements of shareholders’ equity and comprehensive income of the Company for each of the two years in the period ended December 31, 2001 have been revised to include the income tax effect for the minimum pension liability and cash flow hedging transactions. Our audit procedures with respect to the income tax effects for 2001 and 2000 included (a) agreeing the previously reported minimum pension liability and cash flow hedging transactions before tax balances to the previously issued financial statements, (b) re-calculating the income tax effect for the minimum pension liability and cash flow hedging transactions using the Company’s income tax rate for the respective year, and (c) re-calculating the minimum pension liability, net of tax, and the cash flow hedging transactions, net of tax, balances.

(iii)	As discussed in Note 1, the consolidated financial statements of the Company as of December 31, 2001 and for each of the two years in the period then ended have been revised to include the disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 and 2000 included (a) agreeing the previously reported net income to the previously issued financial statements, (b) agreeing the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill that is no longer being amortized as a result of initially applying Statement No. 142 (including any related tax effects) to the Company’s underlying records obtained from management, (c) agreeing all 2001 separate asset and accumulated amortization balances as disclosed for individual intangibles to the Company’s underlying accounting records obtained from management, (d) agreeing all 2001 and 2000 amortization expense disclosures to the Company’s underlying accounting records obtained from management and (e) testing the mathematical accuracy of the reconciliation of pro forma net income to reported net income.

(iv)	The disclosures in Note 3 of the consolidated financial statements of the Company have been revised to disclose additional detail with respect to the estimated fair value of assets acquired and liabilities assumed at the acquisition dates. Our audit procedures with respect to these additional disclosures in Note 3 included (a) agreeing the estimated fair value of assets acquired and liabilities assumed at the acquisition dates balances to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the estimated fair value of the net assets acquired and liabilities assumed information included within the table in Note 3.

(v)	The disclosures in Note 5 of the consolidated financial statements of the Company as of December 31, 2001 and for the year then ended have been revised to disclose additional detail with respect to severance and facilities and other charges reserve and the related activity for 2001. Our audit procedures with respect to these additional disclosures in Note 5 included (a) agreeing the severance and facilities and other charges reserve and the related activity for 2001 to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the restatement within the table in Note 5.

(vi)	The disclosures in Note 7 of the consolidated financial statements of the Company as of December 31, 2001 and 2000 with respect to certain deferred tax balances have been revised to disclose additional detail with respect to the net operating loss carryforwards of subsidiaries, foreign tax credits and valuation allowance balances. Our audit procedures with respect to these additional disclosures in Note 7 included (a) agreeing the net operating loss carryforwards of subsidiaries, foreign tax credits and valuation allowance balances to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the revisions within the table in Note 7.

(vii)	The disclosures in Note 9 of the consolidated financial statements of the Company as of December 31, 2001 and 2000 and for each of the two years in the period then ended with respect to employee benefit plan information have been revised to disclose additional detail for the Canadian Retirement Plan, Supplemental Retirement Plan, and Other Benefits with respect to benefit obligations, plan assets, funded status, and amounts recognized in the statement of financial position as of December 31, 2001 and net pension (income) expense components for each of the two years in the period ended December 31, 2001. Our audit procedures with respect to these additional disclosures in Note 9 included (a) agreeing the benefit obligations, plan assets and funded status as of December 31, 2001 and net pension (income) expense components for each to the two years in the period ended December 31, 2001 to the Company’s underlying records obtained from management and (b) testing the mathematical accuracy of the revisions included in the tables disclosed in Note 9.

In our opinion, the adjustments and disclosures with respect to the matters discussed in the preceding paragraphs (i) through (vii) are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

/s/ Ernst & Young LLP

Atlanta, Georgia

January 22, 2003

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

/s/ Arthur Andersen LLP
Atlanta, Georgia February 13, 2002

THIS IS A COPY OF AN ACCOUNTANTS’ REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP, AND HAS NOT BEEN REISSUED BY ANDERSEN. SEE EXHIBIT 23.2 FOR FURTHER INFORMATION.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 28, 2002, our Board of Directors, upon recommendation of its Audit Committee, dismissed Arthur Andersen LLP as our independent public accountants, and engaged Ernst & Young LLP to serve as our independent auditors for the year ended December 31, 2002. For more information, see our Current Report on Form 8-K filed with the SEC on April 3, 2002, and the information reported in our Current Report on Form 8-K/A filed with the SEC on April 9, 2002.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 10 of Part III regarding our directors is included in the section captioned “Directors and Corporate Governance” of our Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2003, to be filed with the SEC (the “Proxy Statement”), and is incorporated herein by reference.

Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business – Executive Officers of the Registrant.”

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is included in the section of our Proxy Statement captioned “Stock Ownership and Performance—Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION

Information required by Item 11 of Part III is included in the sections of our Proxy Statement captioned “Directors and Corporate Governance—Compensation of Directors,” and “Executive Officer Compensation,” and is incorporated herein by reference. Such incorporation by reference shall not be deemed to include the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Item 12 of Part III is included in the sections of our Proxy Statement captioned “Executive Officer Compensation—Securities Authorized for Issuance Under Equity Compensation Plans” and “Stock Ownership and Performance—Stock Ownership of Directors and Executive Officers,” and is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.       CONTROLS AND PROCEDURES

An evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act) was carried out under the supervision and with the participation of our management, including the chief executive and chief financial officers, within the 90 days preceding the filing of this report. Based on that evaluation, the chief executive and chief financial officers have concluded that our disclosure controls and procedures were, as of the date of that evaluation, effective to ensure that the information we are required to disclose in reports filed under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)       List of Documents Files as a Part of This Report:

(1)      Financial Statements. The following financial statements are included in Item 8 of Part II:

•          Consolidated Balance Sheets - December 31, 2002 and 2001;

•          Consolidated Statements of Income for the Years Ended December 31, 2002, 2001, and 2000;

•          Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001, and 2000;

•          Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2002, 2001, and 2000;

•          Notes to Consolidated Financial Statements; and

•          Report of Ernst & Young LLP, Independent Auditors

•          Report of Arthur Andersen LLC, Independent Public Accountants.

(2)      Financial Statement Schedules. All schedules have been omitted because they are not required or applicable, or because the required information is included in the Consolidated Financial Statements or notes to these statements.

(3)      Exhibits. A list of the exhibits required to be filed as part of this Report by Item 601 of Regulation S-K is set forth in the Exhibit Index on page ___ of this Form 10-K, which immediately precedes such exhibits, and is incorporated herein by reference.

(b)       Reports on Form 8-K. We filed the following reports on Form 8-K during the quarter ended December 31, 2002:

•          On October 18, 2002 Registrant filed a report on Form 8-K filing a press release, dated October 17, 2002 issued by Registrant announcing its third quarter revenue and earnings results and providing financial information regarding the same.

•          On October 24, 2002 Registrant filed a report on Form 8-K filing a press release issued by Registrant regarding proposed note issuance by Registrant.

•          On October 25, 2002, Registrant filed a report on Form 8-K furnishing pursuant to Regulation FD a press release, dated October 24, 2002, issued by Standard and Poor’s Rating Service regarding Registrant’s corporate credit rating.

•          On October 30, 2002, Registrant filed a report on Form 8-K furnishing pursuant to Regulation FD a press release, dated October 29, 2002, issued by Moody’s Investor’s Service affirming the Registrant’s corporate credit rating and discussing its analysis to support such rating.

•          On November 4, 2002, the Registrant filed a report on Form 8-K furnishing pursuant to Regulation FD a press release, dated November 1, 2002 announcing that it had purchased consumer credit files and certain customer contracts from CBC Companies, Inc.

(c)       Exhibits. See Item 15(a)(3).

(d)       Financial Statement Schedules. See Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUIFAX INC.
(Registrant)

Date: March 28, 2003	/s/ THOMAS F. CHAPMAN

Thomas F. Chapman, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2003	/s/ THOMAS F. CHAPMAN

Thomas F. Chapman, Chairman of the Board and Chief Executive Officer

Date: March 28, 2003	/s/ DONALD T. HEROMAN

Donald T. Heroman, Corporate Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 28, 2003	/s/ DENNIS B. STORY

Dennis B. Story, Vice President and Corporate Controller (Principal Accounting Officer)

Date: March 28, 2003	/s/ LEE A. AULT

Lee A. Ault III, Director

Date: March 28, 2003	/s/ JOHN L. CLENDENIN

John L. Clendenin, Director

Date: March 28, 2003	/s/A. W. DAHLBERG

A. W. Dahlberg, Director

Date: March 28, 2003	/s/ STEVEN J. HEYER

Steven J. Heyer, Director

Date: March 28, 2003	/s/ L. PHILLIP HUMANN

L. Phillip Humann, Director

Date: March 28, 2003	/s/LARRY L. PRINCE

Larry L. Prince, Director

Date: March 28, 2003	/s/D. RAYMOND RIDDLE

D. Raymond Riddle, Director

Date: March 28, 2003	/s/LOUIS W. SULLIVAN

Dr. Louis W. Sullivan, Director

Date: March 28, 2003	/s/JACQUELYN M. WARD

Jacquelyn M. Ward, Director

CERTIFICATIONS

I, Thomas F. Chapman, Chief Executive Officer of Equifax Inc. (the “registrant”), certify that:

1. I have reviewed this annual report on Form 10-K of Equifax Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ THOMAS F. CHAPMAN

Thomas F. Chapman, Chairman and Chief Executive Officer

I, Donald T. Heroman, Corporate Vice President and Chief Financial Officer of Equifax Inc. (the “registrant”), certify that:

1. I have reviewed this annual report on Form 10-K of Equifax Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ DONALD T. HEROMAN

Donald T. Heroman Corporate Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1

Distribution Agreement, Plan of Reorganization and Distribution dated as of June 30, 2001 by and between Equifax Inc. and Certegy Inc. previously filed as an Exhibit to Form 8-K, filed July 20, 2001, and incorporated by reference.

3.1	Amended and Restated Articles of Incorporation previously filed as an Exhibit to Schedule 14A, filed March 26, 1996, and incorporated by reference.

3.2	Bylaws of Equifax Inc. as Amended and Restated on November 5, 2002.*

4.1	Loan Agreement dated October 4, 2001 previously filed as an Exhibit to Form 10-K filed March 12, 2002, and incorporated by reference.

4.2

Portion of Prospectus and Trust Indenture previously filed as pages 8 through 16 and Exhibit 4.1 on Amendment No. 1 to Form S-3, Registration Statement No. 33-62820, filed June 17, 1993, and incorporated by reference.

4.3

Rights Agreement, dated October 25, 1995, between Equifax Inc. and SunTrust Bank, Atlanta with Form of Right Certificate attached as Exhibit “A” previously filed as an Exhibit on Form 10-K, filed March 29, 2001, and incorporated by reference.

4.3(a)

Amendment to Rights Agreement, dated as of July 7, 2001, amending the Rights Agreement dated October 25, 1995 between the Company and SunTrust Bank, previously filed as an Exhibit on Form 8-A/A (Amendment No. 1), filed July 9, 2002 and incorporated by reference.

4.4	Indenture Relating to Debt Securities previously filed as an Exhibit to Form 10-K, filed March 31, 1999, and incorporated by reference.

4.5

Indenture: Equifax Inc. 4.95% Notes due November 1, 2007, Dated as of October 29, 2002, The Bank of New York Trustee, previously filed as an Exhibit to Form 10-Q, filed November 12, 2002, and incorporated by reference.

4.6

Registration Rights Agreement by and among Equifax Inc. Banc of America Securities LLC and other Initial Purchasers referred to therein, dated as of October 29, 2002, previously filed as an Exhibit to Form 10-Q, filed November 11, 2002, and incorporated by reference.

10.1	Equifax Inc. 1988 Performance Share Plan for Officers, as amended previously filed as an Exhibit on Form 10-K, filed March 31, 1998, and incorporated by reference.(1)

10.2	Equifax Inc. Executive Incentive Plan previously filed as an Exhibit to Form 10-K, filed March 31, 1998, and incorporated by reference.(1)

10.3	Deferred Compensation Plan previously filed as an Exhibit to Form 10-K, filed April 1, 1996, as amended on Form 10-K/A, filed April 4, 1996, and incorporated by reference.(1)

10.4	Form of Change in Control Agreement previously filed as an Exhibit to Form 10-K, filed March 31, 1998, and incorporated by reference.(1)

10.5	Equifax Inc. Omnibus Stock Incentive Plan, as amended previously filed as an Exhibit to Form 10-K, filed March 31, 1998, and incorporated by reference.(1)

10.6	Equifax Inc. Non-Employee Director Stock Option Plan and Agreement previously filed as an Exhibit to Form 10-K, filed March 31, 1999, and incorporated by reference.(1)

10.7	Equifax Inc. Supplemental Executive Retirement Plan and subsequent Amendment previously filed as an Exhibit to Form 10-K, filed March 29, 2001, and incorporated by reference.(1)

10.8	Equifax Inc. Executive Life and Supplemental Retirement Benefit Plan (U.S.) previously filed as an Exhibit to Form 10-K, filed March 29, 2001, and incorporated by reference.(1)

10.9	Agreement For Computerized Credit Reporting Services previously filed as an Exhibit to Form 10-K filed March 30, 2000 and incorporated by reference.

10.10	Amendments to Agreement for Computerized Credit Reporting Services and related documents previously filed as an Exhibit to Form 10-K, filed March 31, 1997, and incorporated by reference.

10.11

Amendment to Agreement for Computerized Credit Reporting Services previously filed as pages 8 through 16 and Exhibit 4.1 to Amendment No. 1 to Form S-3, Registration Statement No. 33-62820, filed June 17, 1993, and incorporated by reference.

10.12	Fifth Amendment to Agreement for Computerized Credit Reporting Services previously filed as an Exhibit to Form 10-K filed March 30, 2000 and incorporated by reference.

10.14	Computer and Network Operations Agreement (redacted version) previously filed as an Exhibit to Form 10-Q, filed November 16, 1998, and incorporated by reference.(2)

10.15	Lease Agreement previously filed as an Exhibit to Form 10-K filed March 30, 2000 and incorporated by reference.

10.16	Lease Agreement previously filed as an Exhibit to Form 10-K, filed March 31, 1999, and incorporated by reference.

10.17	Transaction Document #1 previously filed as an Exhibit to Form 10-K filed March 30, 2000 and incorporated by reference.(2)

10.18	Master Agreement previously filed as an Exhibit to Form 10-K filed March 30, 2000 and incorporated by reference.(2)

10.19

Human Resources Business Process and Support Services Agreement with First Amendment and schedule of omitted exhibits previously filed as an Exhibit to Form 10-K filed March 30, 2000 and incorporated by reference.

10.20

Finance & Accounting Business Process and Support Services Agreement, with First Amendment and schedule of omitted exhibits previously filed as an Exhibit to Form 10-K filed March 30, 2000 and incorporated by reference.

10.21	Employment Agreement previously filed as an Exhibit to Form 10-K, filed March 29, 2001, and incorporated by reference.(1)

10.22	Equifax Inc. Key Management Long-Term Incentive Plan previously filed as an Exhibit to Form 10-K, filed March 29, 2001, and incorporated by reference.(1)

10.23	Equifax Inc. 2000 Stock Incentive Plan previously filed as an Exhibit to Form 10-K, filed March 29, 2001, and incorporated by reference.(1)

10.24	Bonus Exchange Program previously filed as an Exhibit to Form 10-K, filed March 29, 2001, and incorporated by reference.(1)

10.25	Bonus Deferral Arrangement previously filed as an Exhibit to Form 10-K filed March 12, 2002, and incorporated by reference.(1)

10.26	Amended and Restated Master Business Process and Support Services Agreement previously filed as an Exhibit to Form 10-K filed March 12, 2002, and incorporated by reference.

10.27	Equifax Executive Deferred Compensation Plan.(1)*

10.28	Equifax Director Deferred Compensation Plan.(1)*

10.29	Equifax Director and Executive Stock Deferral Plan.(1)*

10.30	Equifax Grantor Trust.(1)*

10.31	Employment Agreement.(1)*

10.32	Employment Agreement.(1)*

10.33	Sale, Sublease, Assignment and License Agreement, dated November 15, 2002, between Equifax Inc., and Seisint Inc.*

10.34	Analytic Products and Services Master Contract Agreement, dated December 19, 1988, between Equifax Incorporated (sic) and Fair Isaac and Company, Incorporated*

10.35

Global Amendments Agreements, dated July 31, 1999, amending a certain Analytic Products and Services Master Contract Agreement between Equifax Incorporated (sic) and Fair, Isaac and Company, Incorporated*

21	Subsidiaries of the Registrant.*

23.1	Consent of Ernst & Young LLP, Independent Auditors.*

23.2	Notice regarding Consent of Arthur Andersen LLP.*

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

99.4	Transition Support Agreement dated as of June 30, 2001, by and between Equifax Inc. and Certegy Inc., previously filed as an Exhibit to Form 8-K, filed July 20, 2001 and incorporated by reference.

99.5	Intellectual Property Agreement dated as of June 30, 2001, by and between Equifax Inc. and Certegy Inc., previously filed as an Exhibit to Form 8-K, filed July 20, 2001 and incorporated by reference.

99.6	Agreement regarding Leases dated as of June 30, 2001, by and between Equifax Inc. and Certegy Inc., previously filed as an Exhibit to Form 8-K, filed July 20, 2001 and incorporated by reference.

99.7	Certification of Thomas F. Chapman, Chairman and Chief Executive Officer of Equifax Inc., Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.8

Certification of Donald T. Heroman, Corporate Vice President and Chief Financial Officer of Equifax Inc., Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

______________

     (1)    Management Contract or Compensatory Plan.

     (2)    Document omits information pursuant to a Request for Confidential Treatment under Rule 406 of the Securities Act of 1933.

      *    Filed herewith.