Form 10-K/A
period 2002-12-31
EQUIFAX INC
filed 2003-04-11
CIK 33185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  YES  ☒  NO  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price for the Common Stock as reported on the New York Stock Exchange composite tape on June 28, 2002, was $3,882,338,937. All executive offers, directors, and holders of 5% or more of the outstanding Common Stock of registrant have been deemed, solely for purposes of the foregoing calculation, to be “affiliates” of the registrant.

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

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 is being filed for the sole purposes of (1) disclosing the aggregate market value of our voting and non-voting common equity held by non-affiliates as of June 28, 2002, rather than as of March 21, 2003 on the cover page of the report; and (2) correcting a typographical error that appears on page 37 of the report due to a printer’s error. “Goodwill, net” as of December 21, 2001 was incorrectly reported in the Consolidated Balance Sheet included in Part II, of Item 8—Financial Statements and Supplementary Data as $265.4 million and should have been $516.5 million. All other information in the original filing remains unchanged.

PART II

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

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except par values)
December 31	2002	2001

ASSETS
Current Assets:
Cash and cash equivalents	$30.5	$33.2
Trade accounts receivable, net of allowance for doubtful accounts of $17.3 in 2002 and $14.0 in 2001	179.8	197.0
Other receivables	20.8	69.2
Deferred income tax assets	20.9	26.4
Other current assets	33.6	32.2

Total current assets	285.6	358.0

Property and Equipment:
Land, buildings and improvements	29.3	32.3
Data processing equipment and furniture	115.9	134.9

	145.2	167.2
Less accumulated depreciation	94.6	112.0

	50.6	55.2

Goodwill, net	650.5	516.5
Purchased Data Files, net	265.4	207.0
Other Assets	247.3	285.9
Assets of Discontinued Operations	7.5	—

	$1,506.9	$1,422.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt and current maturities	$233.9	$62.0
Accounts payable	16.5	13.2
Accrued salaries and bonuses	31.0	26.5
Other current liabilities	146.5	174.2

Total current liabilities	427.9	275.9

Long-Term Debt	690.6	693.6
Deferred Revenue	11.7	17.2
Deferred Income Tax Liabilities	25.9	88.6
Other Long-Term Liabilities	122.6	103.8
Liabilities of Discontinued Operations	7.2	—

Total liabilities	1,285.9	1,179.1

Commitments and Contingencies (Note 10)
Shareholders’ Equity:
Preferred stock, $0.01 par value: Authorized - 10.0; Issued - none	—	—
Common stock, $1.25 par value:
Authorized shares - 300.0
Issued shares - 180.1 in 2002 and 178.4 in 2001
Outstanding shares - 135.7 in 2002 and 136.2 in 2001	225.1	223.0
Paid-in capital	412.0	376.7
Retained earnings	925.4	758.8
Accumulated other comprehensive loss	(359.4)	(197.2)
Treasury stock, at cost, 38.1 shares in 2002 and 35.2 shares in 2001 (Note 8)	(899.7)	(828.0)
Stock held by employee benefits trusts, at cost, 6.3 shares in 2002 and 7.0 shares in 2001 (Note 8)	(82.4)	(89.8)

Total shareholders’ equity	221.0	243.5

	$1,506.9	$1,422.6

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUIFAX INC. (Registrant)

Date: April 10, 2003	/s/ THOMAS F. CHAPMAN
	Name:	Thomas F. Chapman
	Title:	Chief Executive Officer

CERTIFICATIONS

I, Thomas F. Chapman, Chief Executive Officer of Equifax Inc. (the “registrant”), certify that:

1. I have reviewed this annual report on Form 10-K/A of Equifax Inc.;

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

Date: April 10, 2003	/s/ THOMAS F. CHAPMAN
Thomas F. Chapman, Chairman and Chief Executive Officer

I, Donald T. Heroman, Corporate Vice President and Chief Financial Officer of Equifax Inc. (the “registrant”), certify that:

1. I have reviewed this annual report on Form 10-K/A of Equifax Inc.;

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

Date: April 10, 2003	/s/ DONALD T. HEROMAN
Donald T. Heroman Corporate Vice President and Chief Financial Officer

EXHIBIT INDEX

The following Exhibits are being filed with this amendment to report.

Exhibit No.	Description

23.1(a)	Consent of Ernst & Young LLP Independent Auditors

23.2(a)	Notice Regarding Consent of Arthur Andersen LLP

99.1	Certification of Thomas F. Chapman, Chairman and Chief Executive Officer of Equifax Inc., Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2

Certification of Donald T. Heroman, Corporate Vice President and Chief Financial Officer of Equifax Inc., Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.