Form 10-Q
period 2003-03-31
EQUIFAX INC
filed 2003-05-13
CIK 33185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark	One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission File Number: 001-06605

EQUIFAX INC.

(Exact name of registrant as specified in its charter)

Georgia	58-0401110
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1550 Peachtree Street, N.W. Atlanta, Georgia	30309
(Address of principal executive offices)	(Zip Code)

404-885-8000

(Registrant’s telephone number, including area code)

N/A

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2003
Common Stock, $1.25 Par Value	140,996,187

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In millions, except par values)	2003	2002
	(Unaudited )
ASSETS
Current Assets:
Cash and cash equivalents	$25.8	$30.5
Trade accounts receivable, net of allowance for doubtful accounts of $18.1 in 2003 and $17.3 in 2002	195.3	179.8
Other receivables	17.1	20.8
Deferred income tax assets	20.5	20.9
Other current assets	33.1	33.6

Total current assets	291.8	285.6

Property and Equipment:
Land, buildings and improvements	29.9	29.3
Data processing equipment and furniture	108.4	115.9

	138.3	145.2
Less accumulated depreciation	88.6	94.6

	49.7	50.6

Goodwill	666.1	650.5
Purchased Data Files	272.5	265.4
Other Assets	267.9	247.3
Assets of Discontinued Operations (Note 4)	7.6	7.5

	$1,555.6	$1,506.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt and current maturities	$243.0	$233.9
Accounts payable	14.2	16.5
Accrued salaries and bonuses	18.3	31.0
Other current liabilities	160.6	146.5

Total current liabilities	436.1	427.9
Long-Term Debt	693.8	690.6
Deferred Revenue	10.9	11.7
Deferred Income Tax Liabilities	29.7	25.9
Other Long-Term Liabilities	124.0	122.6
Liabilities of Discontinued Operations (Note 4)	6.2	7.2

Total liabilities	1,300.7	1,285.9

Commitments and Contingencies (Note 10)
Shareholders’ Equity:
Preferred stock, $0.01 par value: Authorized – 10.0; Issued – none	—	—
Common stock, $1.25 par value: Authorized shares – 300.0
Issued shares – 180.1 in 2003 and 2002
Outstanding shares – 135.0 in 2003 and 135.7 in 2002	225.1	225.1
Paid-in capital	413.0	412.0
Retained earnings	966.3	925.4
Accumulated other comprehensive income	(350.4)	(359.4)
Treasury stock, at cost, 39.0 shares in 2003 and 38.1 shares in 2002	(919.1)	(899.7)
Stock held by employee benefits trusts, at cost, 6.1 shares in 2003 and 6.3 shares in 2002	(80.0)	(82.4)

Total shareholders’ equity	254.9	221.0

	$1,555.6	$1,506.9

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(In millions, except per share amounts)	2003	2002
Operating revenue	$301.6	$259.0

Costs and expenses:
Costs of services	127.0	104.5
Selling, general and administrative expenses	70.7	55.9
Depreciation	3.9	3.7
Amortization	19.3	15.6

Total costs and expenses	220.9	179.7

Operating income	80.7	79.3
Other income, net	3.8	1.4
Minority interest in earnings, net of tax	(0.6)	(0.7)
Interest expense	(11.7)	(10.0)

Income from continuing operations before income taxes	72.2	70.0
Provision for income taxes	(27.1)	(28.0)

Income from continuing operations	45.1	42.0

Discontinued operations (Note 4):
Loss from discontinued operations, net of income tax benefit of $0 in 2003 and $0.2 in 2002	(1.3)	(0.3)

Net income	$43.8	$41.7

Per common share (basic):
Income from continuing operations	$0.33	$0.31
Discontinued operations	(0.01)	(0.00)

Net income	$0.32	$0.31

Shares used in computing basic earnings per share	135.4	136.4

Per common share (diluted):
Income from continuing operations	$0.33	$0.30
Discontinued operations	(0.01)	(0.00)

Net income	$0.32	$0.30

Shares used in computing diluted earnings per share	136.8	139.3

Dividends per common share	$0.02	$0.02

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(In millions)	2003	2002
Cash flows from operating activities:
Net income	$43.8	$41.7
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Loss from discontinued operations	1.3	0.3
Depreciation and amortization	23.2	19.3
Deferred income taxes	3.0	3.2
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(10.6)	9.0
Current liabilities, excluding debt	(6.0)	(19.7)
Other current assets	0.8	9.0
Other long-term liabilities, excluding debt	(0.2)	(2.9)
Other assets	(26.9)	(22.1)

Cash provided by operating activities	28.4	37.8

Investing activities:
Additions to property and equipment	(3.8)	(0.9)
Additions to other assets, net	(9.0)	(4.5)
Acquisitions, net of cash acquired	(12.7)	(22.5)
Deferred payments on prior year acquisitions	(0.5)	(3.1)

Cash used by investing activities	(26.0)	(31.0)

Financing activities:
Net short-term borrowings (payments)	6.5	(6.5)
Additions to long-term debt	5.1	6.4
Payments on long-term debt	(0.5)	—
Treasury stock purchases	(19.4)	(30.1)
Dividends paid	(2.9)	(2.9)
Proceeds from exercise of stock options	2.7	23.1
Other	0.3	0.2

Cash used by financing activities	(8.2)	(9.8)

Effect of foreign currency exchange rates on cash	0.7	(0.4)
Cash provided (used) by discontinued operations	0.4	(0.2)

Decrease in cash and cash equivalents	(4.7)	(3.6)
Cash and cash equivalents, beginning of period	30.5	33.2

Cash and cash equivalents, end of period	$25.8	$29.6

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In millions)	Common Stock:		Paid-In Capital	Retained Earnings	Accumulative Other Comprehensive (Loss) Income	Treasury Stock	Stock Held By Employee Benefits Trusts	Total Shareholders’ Equity
	Shares Outstanding	Amount
Balance, December 31, 2002	135.7	$225.1	$412.0	$925.4	$(359.4)	$(899.7)	$(82.4)	$221.0
Net income	—	—	—	43.8	—	—	—	43.8
Other comprehensive income	—	—	—	—	9.0	—	—	9.0
Shares issued under stock plans	0.2	—	0.9	—	—	—	2.4	3.3
Treasury stock purchased	(0.9)	—	—	—	—	(19.4)	—	(19.4)
Cash dividends	—	—	—	(2.9)	—	—	—	(2.9)
Dividends from employee benefits trusts	—	—	0.1	—	—	—	—	0.1

Balance, March 31, 2003 (Unaudited)	135.0	$225.1	$413.0	$966.3	$(350.4)	$(919.1)	$(80.0)	$254.9

Accumulated Other Comprehensive Loss consists of the following components:

	March 31,	December 31,
	2003	2002
	(Unaudited)
Foreign currency translation	$(230.6)	$(239.6)
Minimum pension liability, net of tax of $70.2 in 2003 and 2002	(117.0)	(117.0)
Cash flow hedging transactions, net of tax of $1.9 in 2003 and 2002	(2.8)	(2.8)

	$(350.4)	$(359.4)

Comprehensive Income is as follows:
	Three Months Ended March 31,
	2003	2002
	(Unaudited)	(Unaudited)
Net income	$43.8	$41.7
Other comprehensive income (loss):
Foreign currency translation adjustment	9.0	(9.4)
Change in cumulative loss from cash flow hedging transactions	—	0.3

	$52.8	$32.6

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2003

As used herein, the terms “Equifax”, “the Company”, “we”, “our”, and “us” refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

1. BASIS OF PRESENTATION

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. This information reflects all adjustments, which are in the opinion of management, necessary for a fair presentation of the statement of financial position as of March 31, 2003, and the results of operations for the three month periods ending March 31, 2003 and 2002 and the cash flows for the three month periods ending March 31, 2003 and 2002. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S., or GAAP, have been condensed or omitted. We believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2002.

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

2. NATURE OF OPERATIONS

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

We develop, maintain, and enhance secured proprietary information databases through compilation of accounts receivable information about consumers and businesses that we obtain from a variety of sources, such as credit granting institutions, public record information, including bankruptcies, liens, and judgments, and marketing information from surveys and warranty cards. We process this information utilizing our proprietary information management systems and make it available to our customers in a user-friendly format.

3. ACQUISITIONS

In March 2003, in order to continue to grow our credit data franchise, we acquired the credit files, contractual rights to territories (generally states of integration areas), and customer relationships and related businesses of an independent credit reporting agency that houses consumer information on our system (“Affiliate”). We acquired this business for $12.7 million in cash, allocating $5.4 million of the purchase price to goodwill, $6.4 million to purchased data files, and $0.9 million to non-compete agreements. These allocations are preliminary estimates and will be finalized upon completion of the purchase valuation. The results of operations for this acquisition have been included in the consolidated statement of income from the date of acquisition, and have not been material.

4. DISCONTINUED OPERATIONS

During the third quarter of 2002, we made the decision to exit our commercial services business in Spain, and this business is now held for sale, with the expectation that it will be sold by the end of the third quarter of 2003. In accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144 the net assets, results of operations and cash flows of the Spain commercial business have been classified as “discontinued operations.” For the first quarter of 2003 and 2002, revenues totaled $2.3 million and $2.4 million respectively. Our loss on discontinued operations, net of income taxes was $1.3 million for the first quarter of 2003 and $0.3 million for the first quarter of 2002.

5. RESTRUCTURING AND IMPAIRMENT CHARGES

In the fourth quarter of 2001, we recorded restructuring and impairment charges of $60.4 million ($35.3 million after tax or $0.25 per diluted share). The restructuring charges, which total $37.2 million, were associated with the alignment of our cost structure with changing market conditions to reduce expenses and improve efficiencies, particularly in international operations. The restructuring plan, which included headcount reductions of approximately 700 employees, consisted of severance costs and reserves to reflect our estimated exposure on facilities to be vacated or consolidated. The asset impairment charges, which total $23.2 million, reflected our write-down of several technology investments. At December 31, 2002, our remaining reserve balance was $16.3 million. During the first quarter 2003, we paid $1.2 million against the reserve, leaving a remaining balance of $15.1 million. An analysis of 2003 activity in the reserve through March 31 is as follows (in millions):

	Severance	Facilities and Other	Total
Balance, December 31, 2002	$1.6	$14.7	$16.3
Less, current period payments	(0.7)	(0.5)	(1.2)

Balance, March 31, 2003	$0.9	$14.2	$15.1

6. LONG-TERM DEBT AND SHORT-TERM BORROWINGS

In October 2002, we issued new 4.95% fixed rate five-year unsecured notes with a face value of $250.0 million. The notes, which expire in 2007, were sold at a discount of $0.5 million. The discount, and related issuance costs, will be amortized on a straight-line basis over the term of the notes. Our $200.0 million 6.5% senior unsecured notes, originally issued in 1993, mature during June 2003, and therefore are classified in the short-term debt and current maturities. The indebtedness evidenced by our 4.95% notes, our 6.5% senior notes, our 6.3% notes, and our 6.9% debentures, none of which has been guaranteed by any of our subsidiaries, is unsecured, pari passu, and ranks on parity in right of payment with all of our other unsecured and unsubordinated indebtedness from time to time outstanding.

7. INCOME TAXES

Effective Tax Rates. The effective tax rates from continuing operations were 37.5% in 2003 and 39.3% in 2002. The decrease in 2003 was due to the implementation of state tax planning strategies related to the apportionment of state income taxes and franchise taxes.

Deferred Tax Assets. We estimate levels of future taxable income and utilize prudent and feasible tax planning strategies in establishing and maintaining deferred tax assets. If we are unable to realize all or part of its deferred tax assets in the future, our effective tax rate could increase.

8. SHAREHOLDERS’ EQUITY

Treasury Stock. During the first three months of 2003, we repurchased 987,100 shares at an average price of $19.68 through open market transactions at an aggregate investment of $19.4 million. As of March 31, 2003, approximately $202.8 million remained authorized for future share repurchases.

9. STOCK-BASED COMPENSATION

In accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), we have elected to apply APB Opinion No. 25 and related interpretations in accounting for our stock option and performance share plans. Accordingly, we do not recognize compensation cost in connection with our stock option plans and record compensation expense related to our performance share plan based on the current market price of our common stock and the extent to which performance criteria are being met. If we had elected to recognize compensation cost for these plans based on the fair value at grant date as prescribed by SFAS No. 123, net income and net income per share would have been reduced to the pro forma amounts indicated in the table below (in millions, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net income, as reported	$43.8	$41.7
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7.7)	(6.7)

Pro forma net income	$36.1	$35.0

Earnings per share:
Basic—as reported	$0.32	$0.31

Basic—pro forma	$0.27	$0.26

Diluted—as reported	$0.32	$0.30

Diluted—pro forma	$0.26	$0.25

10. COMMITMENTS AND CONTINGENCIES

Agreement with Computer Sciences Corporation. We have an agreement with Computer Sciences Corporation and certain of its affiliates, collectively, CSC, under which CSC-owned credit reporting agencies utilize our computerized credit database services. CSC retains ownership of its credit files and the revenues generated by its credit reporting activity. We receive a processing fee for maintaining the database and for each report supplied. The agreement was renewed by CSC for a ten-year period beginning August 1, 1998. The agreement provides us with an option to purchase CSC’s credit reporting business if CSC does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. Under the agreement CSC also has an option, exercisable at any time, to sell its credit reporting business to us. The option expires in 2013. The option exercise price will be determined by a third-party appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if the option were exercised at this time, the price would fall within a range of approximately $650.0 to $700.0 million. This estimate is based solely on our internal analysis of the value of the businesses, market conditions at the time of our analysis, and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than the estimated amount. If CSC were to exercise its option, we would have to obtain additional sources of funding. We believe that this funding would be available from sources such as additional bank lines of credit and the issuance of public debt and/or equity. However, the availability and terms of any such capital financing would be subject to a number of factors, including credit market conditions, the state of the equity markets, general economic conditions, and our financial performance and condition. See the “Risk Factors” section of the “Management’s Discussion and Analysis” included in our annual report on Form 10-K for the year ended December 31, 2002.

Data Processing and Outsourcing Services Agreements. We have separate agreements with IBM, PwCES LLC, Polk/Acxiom, Seisint Inc., Xerox Connect, Inc., and Jones Lang LaSalle which outsource portions of our computer data processing operations and related functions and certain administrative functions. The agreements expire between 2004 and 2010. The estimated aggregate contractual obligation remaining under these agreements is $556.9 million as of March 31, 2003, with no future year expected to exceed $115.0 million. However, these amounts could be more or less depending on various factors such as the inflation rate, the introduction of significant new technologies, or changes in our servicing needs as a result of acquisitions or divestitures. Under certain circumstances (e.g., a change in control, or for our convenience), we may terminate these agreements. However, some of the agreements provide that we must pay a significant termination charge in the event of such a termination.

Guarantees. We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby of all letters of credit is less than $15.0 million and all have a maturity of less than one year. Guarantees are issued from time to time to support the needs of operating units. The only outstanding guarantee that is not reflected as a liability on our balance sheet was extended in connection with the sale of our risk management collections business to RMA Holdings, LLC (“RMA”) in October 2000, at which time we guaranteed the operating lease payments of a partnership affiliated with RMA to a lender of the partnership pursuant to a term loan. The term loan, which had $7.8 million outstanding as of March 31, 2003, expires December 1, 2011. Our obligations under such guarantee are not secured. We believe the likelihood of demand for payment under these instruments is minimal and expect no material losses to occur in connection with these instruments.

Litigation. A number of lawsuits seeking damages are brought against us each year, primarily as a result of reports issued by us. In 2002, a class of plaintiffs was recently certified in a lawsuit, Franklin Clark and Latanjala Denise Miller v. Equifax Inc. and Equifax Credit Information Services, Inc., which alleges that we violated the Fair Credit Reporting Act by failing to follow reasonable procedures to assure maximum possible accuracy with respect to the reporting of accounts included in a bankruptcy. All parties have reached an agreement to settle all claims, and the court has preliminarily approved the settlement. The suit was filed in April 2000 and is pending in federal court in South Carolina. We do not believe the final settlement will be material to our operations or financial condition. In addition, in 1600 Peachtree, L.L.C. v. Equifax Inc. the Plaintiff alleges breach of a guaranty agreement relating to our prior headquarters building, and seeks damages of approximately $43.0 million, substantially all of which represents future rent contingencies. We contend that the guaranty is void and intend to vigorously defend the matter. The lawsuit was filed in 2001 and is pending in Superior Court of Fulton County, Georgia. A related lawsuit based on the same facts, SouthTrust Bank f/k/a SouthTrust Bank National Association v. Equifax Inc., has been dismissed for lack of standing.

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

11. SEGMENT INFORMATION

Our operations are primarily organized in four reportable segments, with three segments based on the provision of our three core product lines (Information Services, Marketing Services and Consumer Direct) within geographic regions (Equifax North America, Equifax Europe, and Equifax Latin America), and two segments based on other criteria (Other and Divested Operations). We evaluate the segment performance-based on its operating income before unusual items (if any). Intersegment sales and transfers are not material. The measurements of segment profit or loss and segment assets for each reportable segment are substantially the same. All transactions between segments are accounted for at cost, and no timing differences occur between segments.

The operating results of our Commercial Services business in Spain have been reclassified to discontinued operations and are not included in Equifax Europe’s segment results below (Note 4).

A description of segment products and services is as follows:

Equifax North America: Information Services, which includes consumer services, such as credit information; locate services; fraud detection and prevention services; mortgage loan origination information; analytics and consulting; identity verification services; commercial services, primarily in Canada; Marketing Services, which consist of credit card marketing services and the provision of consumer demographic and lifestyle information; and Consumer Direct, which consists of credit and finance products sold directly to individuals.

Equifax Europe: Information Services, which includes Consumer and Commercial Services, such as credit, credit scoring and modeling services; and Credit Marketing Services.

Equifax Latin America: Information Services, which includes Consumer and Commercial Services such as credit and other commercial, financial, and consumer information.

Other: Lottery services relating solely to a contract to provide services to the state of California. No further revenue or operating income has been received since the second quarter 2002 or is expected to occur in this segment.

Operating revenue and operating income by segment for the first quarter of 2003 and 2002 are as follows:

(In millions)	First Quarter
	2003	2002
Operating Revenue:
Equifax North America	$255.3	$206.1
Equifax Europe	30.7	30.7
Equifax Latin America	15.6	19.8
Other	—	2.4

	$301.6	$259.0

Operating Income (Loss):
Equifax North America	$91.1	$82.5
Equifax Europe	2.8	2.7
Equifax Latin America	2.8	4.1
Other	—	2.4
General Corporate Expense	(16.0)	(12.4)

	$80.7	$79.3

Total assets by segment at March 31, 2003, and December 31, 2002, are as follows:
	March 31, 2003	December 31, 2002
Equifax North America	$1,093.1	$1,064.8
Equifax Europe	174.1	174.4
Equifax Latin America	169.7	161.8
Other	1.6	3.5
Corporate	109.5	94.9
Discontinued Operations	7.6	7.5

	$1,555.6	$1,506.9

12. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We adopted SFAS No. 145 on January 1, 2003. We have no transactions during the first quarter of 2003 that are impacted by this pronouncement.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 or with exit or restructuring activities previously covered by Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002. We adopted SFAS No. 146 on January 1, 2003. We did not plan or implement any exit or disposal activities during the first quarter of 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 currently requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, as of December 31, 2002, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll-forward of the entity’s product warranty liabilities. We adopted the disclosure requirements of FIN 45 effective December 31, 2002 and the remaining provisions on January 1, 2003 and have included the required disclosures in the Notes to the Consolidated Financial Statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We continue to evaluate rules under EITF Issue No. 00-21, and do not expect that adoption will have a material impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 “Accounting for Stock Based Compensation” to currently require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” We adopted SFAS No. 148 on January 1, 2003 and have included the required disclosures in the Notes to the Consolidated Financial Statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. There is no impact on our financial position or results of operations for the first quarter of 2003 under FIN 46.

13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires that a company recognize derivatives as assets or liabilities on its balance sheet, and also requires that the gain or loss related to the effective portion of derivatives designated as cash flow hedges be recorded as a component of other comprehensive income.

We enter into hedging transactions in order to reduce financial volatility and manage the mix of fixed versus floating interest rate obligations of our debt portfolio. As of March 31, 2003, the only hedging transactions to which we were a counterparty, consisted of interest rate swap agreements.

At March 31, 2003, we have a $29.0 million notional amount floating-to-fixed interest rate swap agreement in place with a bank counterparty that fixes the interest rate on the $29.0 million synthetic lease related to our corporate headquarters through its maturity in 2010. This hedge has been designated as a cash flow hedge under No. SFAS 133, is fully effective, and at March 31, 2003, was valued as a liability totaling $4.7 million. This liability is included with other current liabilities in the accompanying consolidated balance sheets, and the related loss was recorded, net of income tax, as a component of accumulated other comprehensive loss.

At March 31, 2003, we also have interest rate swap agreements in place with a bank counterparty to float the interest rate on $250.0 million of our fixed rate senior unsecured notes through their maturity date in 2005. These derivatives have been designated as fair value hedges and are fully effective. The value of these swaps was $17.0 million at March 31, 2003, and was recorded as an asset along with a corresponding increase in long-term debt.

Our maximum exposure to loss due to credit risk on these interest rate swap agreements approximates $12.3 million if all of the bank counterparties default. We mitigate this exposure by monitoring the concentration of risk exposure that we have with any one bank, and through the use of minimum credit quality standards for all counterparties.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2002 and our unaudited consolidated financial statements and the related notes in Part I, Item 14—“Financial Statements,” above.

Forward-Looking Statements

The following discussion contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seeks,” “plan,” “project,” “continue,” “predict,” and other words or expressions of similar meaning are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are based on our current expectations about future events or results and information that is currently available to us, involve assumptions, risks and uncertainties, and speak only as of the date on which such statements are made. Our actual results may differ materially from the results discussed in such forward-looking statements. Important factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to those discussed under the heading “Forward Looking Statements” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors,” in our 2002 annual report on Form 10-K, and those set forth in our other filings with the SEC and our press releases. We caution that the risks and factors discussed in our 2002 annual report on Form 10-K and in such other filings and press releases are not exclusive. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

We collect, organize, and manage various types of financial, demographic, and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as state and federal governments. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to individuals. We have approximately 5,000 employees worldwide, and manage our business globally through the following three operating segments: Equifax North America, Equifax Europe, and Equifax Latin America. Our operations are predominantly located within the United States, with foreign operations principally located in Canada, the United Kingdom, and Brazil. Our products and services are categorized into the following three product lines: Information Services, Marketing Services, and Consumer Direct.

In 2002, we redefined our Information Services product line, establishing Marketing Services as a separate product line to accommodate and reflect the strategic expansion of our direct marketing products and services resulting from, among other things, the acquisition of Naviant, Inc., a direct marketing company that we acquired in August 2002. Marketing Services also includes our Credit Marketing Services, which help businesses acquire new customers and monitor current customer relationships.

Information Services now includes our Consumer Services, Commercial Services, and our Mortgage Services, which we had referred to collectively as our “credit information services.” Our Consumer Services, which are products and services derived from the credit information that we maintain regarding individual consumers, include credit reporting and scoring, identity verification, risk management, fraud detection, modeling services, and certain of our decisioning products, which are systems that automate a variety of decision making processes. Customers of our Consumer Services utilize information that we provide to make decisions for a wide range of credit and business purposes, such as whether to, and on what terms to, approve loans, credit card applications, identity verification, and similar business uses.

Our Commercial Services, which are products and services derived from our database of information about businesses, include credit reporting, credit scoring and risk management. These products and services are provided to a wide variety of customers primarily in Canada, the United Kingdom, and Brazil. We are continuing to develop our limited Commercial Services offerings in the United States, recently introducing our Small Business suite of products, which are based on a database which now contains comprehensive credit information on nearly 16 million small businesses. These products, which include a risk rating tool for account origination and portfolio management and our Small Business Credit Report, are designed to help our customers make informed decisions about customers and prospects who are small businesses.

Our Mortgage Services include the provision of specialized credit reports to mortgage lenders in the United States. These products combine the reports of the three major credit reporting agencies into one. Information Services also includes our emerging Fraud, Safety & Security product offerings, which provide businesses and governments with solutions to help acquire, manage, and distribute information about high-risk individuals and entities, aid in the prevention of terrorist activity across the globe, and to help our customers meet regulatory compliance requirements, uncover money-laundering risks, and prevent terrorist financing.

Marketing Services include our Credit Marketing and Direct Marketing Services. Our Credit Marketing Services are derived from our consumer credit information databases, and include prescreen and account review services. Our Direct Marketing Services are comprised of the direct and email marketing services that we provide in the U.S., include the products and services that we formerly referred to as our Consumer Information Services, and now include Naviant’s products and services. Customers use our compiled, self-reported, permission-based consumer marketing databases and services to solicit consumers via direct marketing and email communications. Our targeted high quality demographic and lifestyle information lists and list performance services, which include data enhancement, list hygiene (which is verifying a customer’s information against other data), modeling and analytical consulting, are designed to facilitate improved direct mail and email response, and increased customer loyalty. Our products also enable customers to target specifically defined market segments, individuals, and businesses, and design more effective and cost efficient marketing campaigns.

Consumer Direct includes our line of individual credit information and other financial products and services offered to consumers in the United States through a secure Internet channel. Our Consumer Direct products and services provide information to consumers that enable them to reduce their exposure to identity fraud and to monitor their credit health. In 2002, we began offering Consumer Direct products to Canadian consumers.

We provide our Information Services products to varying degrees in each of our operating segments and, currently, we provide our Marketing Services and Consumer Direct products through our Equifax North America segment. When we refer to our “U.S. Consumer and Commercial Services” from time to time, we mean the Consumer and Commercial Services that we provide in the United States, which we previously referred to as “U.S. Credit Information Services.” Similarly, when we refer to our “Canadian Operations,” we mean the Consumer Services, Commercial Services, Credit Marketing, and Consumer Direct services that we provide in Canada. References to North American Information Services include U.S. Consumer and Commercial Services, Mortgage Services, and Canadian Operations.

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

Summary of Selected Recent Events

Acquisitions. In March 2003, we acquired consumer credit files, contractual rights to territories, and customer relationships and related businesses from an independent credit reporting agency, for $12.7 million in cash. See Note 3 to the Consolidated Financial Statements.

Discontinued Operations—2002 Spain Commercial. In the third quarter of 2002, we initiated a plan to exit our commercial reporting business in Spain, which is now held for sale. Our decision to exit the business was driven by unfavorable growth prospects in this market and unsatisfactory financial performance. Discontinued after tax losses totaled $1.3 million in the first quarter 2003 and were $0.3 million in the first quarter 2002. The operating results of our Commercial Services business in Spain are included in our loss from discontinued operations. See Note 4 to the Consolidated Financial Statements.

Restructuring and Impairment Charges. In the fourth quarter of 2001, we recorded restructuring and impairment charges of $60.4 million ($35.3 million after tax or $0.25 per diluted share). The restructuring charges, which total $37.2 million, were associated with the alignment of our cost structure with changing market conditions to reduce expenses and improve efficiencies, particularly in international operations. The restructuring plan consisted of severance costs and reserves to reflect our estimated exposure on facilities to be vacated or consolidated. The asset impairment charges, which total $23.2 million, reflected our write-down of several technology investments. At December 31, 2002, our remaining reserve balance was $16.3 million. During the first quarter 2003, we charged $1.2 million against the reserve, leaving a remaining balance of $15.1 million. See Note 5 to the Consolidated Financial Statements.

Components of Income Statement

Revenues from our three operating segments, Equifax North America, Equifax Europe and Equifax Latin America, are generated from a variety of products and services categorized into three groups: Information Services, Marketing Services, and Consumer Direct. In the first quarter of 2003, our Equifax North America segment generated 85% of our worldwide revenues and 94% of our operating profit before corporate expense.

Information Services revenues are principally transaction related, and are derived from our sales of the following products, many of which are delivered electronically: credit reporting and scoring, mortgage reporting, identity verification, fraud detection, decisioning and modeling services. Revenues from our Marketing Services are derived from our sales of products that help customers acquire new customers, and include our Credit Marketing and Direct Marketing Services. Consumer Direct revenues are transaction related, and are derived from our sales of credit reporting products and identity theft monitoring services, which we deliver to consumers electronically via the Internet and via mail. Our revenues are sensitive to a variety of factors, such as demand for, and price of, our services, technological competitiveness, our reputation for providing timely and reliable service, competition within our industry, federal, state, foreign and regulatory requirements governing privacy and use of data, and general economic conditions. Our operating expenses include costs of services and selling, general, and administrative, or SG&A, expense. Costs of services consist primarily of data acquisition and royalties; customer service costs, which include personnel costs to collect, maintain and update our proprietary databases, to develop and maintain software application platforms, and to provide consumer and customer call center support; hardware and software expense associated with transaction processing systems; telecommunication and computer network expense; and occupancy costs associated with facilities where these functions are performed. SG&A expenses consist primarily of personnel costs for compensation paid to sales and administrative employees and management. Depreciation and amortization expense includes amortization of acquired intangible assets.

Consolidated Results of Operations

Our consolidated results for the quarters ended March 31, 2003 and 2002 are as follows:

(In millions, except per share data)	First Quarter
	2003	2002
Revenue	$301.6	$259.0
Operating Income	$80.7	$79.3
Income from Continuing Operations	$45.1	$42.0
Net Income	$43.8	$41.7
Diluted EPS:
Income from Continuing Operations	$0.33	$0.30
Net Income	$0.32	$0.30

All references to earnings per share data in this MD&A are to diluted earnings per share unless otherwise noted.

Highlights for First Quarter 2003 Consolidated Financial Results

•	Our reported consolidated revenues of $301.6 million increased 16% over the same period a year ago.

•	Our net income was $43.8 million, an increase of 5% over the prior year.

•	Our operating margins were 27% compared to 31% in the prior year.

•	Our earnings per share from continuing operations increased 10%.

•	Our total debt outstanding at March 31, 2003 was $936.8 million, with an average interest rate of 5.0% compared to $753.8 million with an average interest rate of 5.3% in the prior year.

•	Our cash provided by operations was $28.4 million down $9.4 million from the same period a year ago.

•	We repurchased 987,100 shares of common stock for a total investment of $19.4 million compared to 875,500 shares at an investment of $30.1 million in the prior year.

First Quarter 2003 Compared With First Quarter 2002.

Our operating revenues of $301.6 million for the three months ended March 31, 2003 grew by $42.6 million, or 16%, over the same period one year ago. Excluding revenues of Naviant, which we acquired in the third quarter of 2002, our operating revenue grew 10%. This growth was provided primarily by our Equifax North America segment and was driven by volume increases across all of our product lines: Information Services, Marketing Services, and Consumer Direct. Information Services growth was fueled by 9% growth in our consumer reporting business and by 50% growth in our Mortgage Services due to continued refinancing volumes. Marketing Services grew 33% overall, and 4% organically from continued volume growth. Naviant provided significant revenue growth during the first quarter of 2003. Consumer Direct revenues grew 91% over the same period one year ago due to continued growth in consumer subscriptions and number of transactions. Equifax Latin America grew 5% in local currency despite continuing difficulties in the economic environment. Our revenues for Equifax Latin America declined by 21% compared to the prior period due to the unfavorable foreign currency impact of $5.1 million. Equifax Europe reported revenue declines of 13% in local currency. Foreign exchange rates provided a benefit of $3.9 million to Europe’s operating revenues. Our European segment reported first quarter revenues of $30.7 million, which is even with first quarter of 2002. Consolidated operating expenses for the first quarter of 2003 of $220.9 million grew by $41.2 million, or 23%, over the same period in 2002. This increase is the result of new growth initiatives, volume increases in correlation to revenue growth, and non recurring expenditures. Expenses associated with our Naviant business account for $19.7 million or 48% of our total expense growth. Other growth initiatives for which current expenditures will create future revenue streams are Fraud, Safety and Security and our Small Business Enterprise businesses. Volume growth in our Consumer Services, Mortgage Services and Consumer Direct businesses account for $10.6 million of our expense growth. We provided for additional legal and corporate reserves during the quarter due to our rapid business volume expansion and integration of acquisitions. In addition, we have incurred consulting fees in conjunction with a large scale productivity project which will drive future expense efficiencies in the maintenance and operation of our technology department. During the first quarter of 2003, we have reduced headcount by 156 full time equivalents across business units in a continued drive to provide operating efficiencies.

Costs of services during the first quarter of 2003 increased by $22.5 million or 21% over the first quarter of 2002. Costs of services represent 42% of total operating revenues for the quarter, an increase from 40% for the same quarter last year. Volume increases in our U.S. Consumer and Commercial Services, Mortgage Services and Consumer Direct businesses drove increased expenditures in royalty expenses, data costs, and production expenses.

SG&A, grew by $14.8 million or 26% over the same quarter a year ago. As a percent of total operating revenues, SG&A increased to 23% for the first quarter of 2003 from 22% from the same quarter in 2002. The increase in dollars is due primarily to our Naviant acquisition, and secondarily to an increase of $2.7 million in bad debts. The increase in the percentage of SG&A in relationship to revenue is due primarily to increases in legal and corporate reserves, allowance for doubtful accounts, and in consulting fees related to operational efficiency projects.

Operating income for the first quarter of 2003 increased by $1.4 million or 2% as investment in growth initiatives, growth in our lower margin Marketing Services and Consumer Direct businesses, non recurring expenses in SG&A and volume related increases in costs of sales combined to produce operating margins of 27% for the quarter compared to 31% for the same period of 2002. Our business mix is shifting over time as we diversify into marketing and consumer businesses for the purpose of driving incremental revenues and profits.

Other income, net

Other income, net of $3.8 million for the first quarter of 2003 is comprised primarily of interest income on cash balances of $0.4 million and income from our share of collections amounting to $3.4 million related to the sale of our risk management collections business in 2000.

Other income, net of $1.4 million for the first quarter of 2002 is comprised primarily of interest income of $2.1 million offset by losses on expenses related to investments.

Interest expense

Interest expense for the first quarter of 2003 of $11.7 million is an increase of $1.7 million over the same quarter a year ago due to higher average borrowings. Total debt outstanding of $936.8 million as of March 31, 2003 is $183.0 million higher than the balance of $753.8 million at March 31, 2002 generated principally due to acquisitions completed in the second half of 2002. The increase in debt from first quarter 2002 to first quarter 2003 provided cash for business acquisitions and for stock repurchases.

Effective Tax Rates

Our effective tax rates from continuing operations were 37.5% and 39.3% for the three month periods ended March 31, 2003 and 2002, respectively. Our lower effective rate in 2003 is due to the implementation of state tax planning strategies related to the apportionment of state income taxes and franchise taxes.

Segment Results

Our segment results for the three month periods ended March 31, 2003 and 2002 are as follows:

	First Quarter		Variance
(In millions)	2003	2002	$	%
Operating Revenue:
Equifax North America	$255.3	$206.1	$49.2	24%
Equifax Europe	30.7	30.7	—	0%
Equifax Latin America	15.6	19.8	(4.2)	(21)%
Other	—	2.4	(2.4)	(100)%

	$301.6	$259.0	$42.6	16%

Operating Income:
Equifax North America	$91.1	$82.5	$8.6	10%
Equifax Europe	2.8	2.7	0.1	4%
Equifax Latin America	2.8	4.1	(1.3)	(32)%
Other	—	2.4	(2.4)	(100)%
General Corporate Expense	(16.0)	(12.4)	(3.6)	29%

	$80.7	$79.3	$1.4	2%

Equifax North America

In the first quarter of 2003, Equifax North America generated 85% of our revenue and 94% of our operating profit before corporate expense. This segment’s revenue increased 24% compared to the same period last year. The Naviant acquisition, included in Marketing Services, positively impacted revenue growth 8% for the quarter.

As shown in the following table, our Equifax North America segment includes revenues from our:

•	U.S. Consumer and Commercial Services, which are comprised of the Consumer and Commercial Services that we provide in the U.S., which we previously referred to as U.S. Credit Information Services;

•	Mortgage Services that we provide in the U.S., which we previously referred to as U.S. Credit Information Services;

•	Canadian Operations, which are comprised of the Consumer Services, Commercial Services and Credit Marketing Services that we provide in Canada;

•	Credit Marketing Services that we provide in the U.S.;

•	Direct Marketing Services, are comprised of the direct and email marketing services that we provide in the U.S. and include the products and services that we formerly referred to as our Consumer Information Services, and now include Naviant’s products and services; and

•	Consumer Direct products and services.

	First Quarter		Variance
	2003	2002	$	%
Equifax North America Revenue:
U.S. Consumer and Commercial Services	$124.6	$109.1	$15.5	14%
Mortgage Services	16.7	11.1	5.6	50%
Canadian Operations	20.5	19.1	1.4	7%

Total North America Information Services	$161.8	$139.3	$22.5	16%

Credit Marketing Services	40.4	38.6	1.8	5%
Direct Marketing Services	38.3	20.4	17.9	88%

Total Marketing Services	78.7	59.0	19.7	33%

Consumer Direct	14.8	7.8	7.0	91%

	$255.3	$206.1	$49.2	24%

First Quarter 2003 Compared with First Quarter 2002.

U.S. Consumer and Commercial Services revenues for the first quarter 2003 grew by $15.5 million, or 14%, over the same quarter last year. The increase was due in part to new accounts and increased volume in existing accounts. Volumes also increased in our Small Business Enterprise Solutions business by 7%. Additional momentum resulted from mortgage refinancing with Mortgage Services delivering 27.9% growth. Pricing remained stable as the average price decrease per unit was only 1%. We anticipate that mortgage originations will remain strong through 2003 due to continued low interest rates. Therefore, we expect only modest price declines throughout the remainder of the year. Mortgage Services grew by $5.6 million, or 50%, based on record mortgage originations. Canada revenues increased by $1.4 million or 7% due to increased volumes in the commercial line of business.

Credit Marketing Services grew revenues by $1.8 million, or 5%, compared to the first quarter of last year due to significant new accounts in the telecommunications sector and due to increased volumes with our top 25 customers. Account management services increased 14%. Direct Marketing Services revenues increased by $17.9 million, or 88%, due to the integration of our direct marketing and electronic marketing businesses.

Consumer Direct revenues grew $7.0 million or 91% compared to the same quarter last year due to new subscriptions and an increase in renewals of our Credit Watch product.

Equifax North America grew operating profit to $91.1 million, an increase of $8.6 million, or 10%, over the first quarter of the previous year based on strong revenue growth across all businesses. While investing in future growth initiatives and absorbing non recurring costs, Equifax North America produced margins of 36% compared to 40% one year ago. We anticipate that operating margins will continue to shift while we continue to invest in new electronic marketing, safety & security, and consumer initiatives, and also expect that margins in these new initiatives will improve with maturity.

Equifax Europe

First Quarter 2003 Compared with First Quarter 2002.

Equifax Europe includes the results of our operations in the United Kingdom, Spain, Portugal, and Italy, and our support operations in Ireland. Our commercial operations in Spain for the first quarters of 2003 and 2002 are classified as discontinued operations, while our consumer operations in Spain are included in this segment as continuing operations. Our revenue growth for the segment declined 13% in local currency but was even with the same quarter last year after foreign currency translation.

For the combined Equifax Europe segment, operating margins remained constant at 9% between first quarters of 2003 and 2002 as modest growth in the United Kingdom, Spain and Portugal mitigated margin erosion in Italy. Equifax Europe reported operating income of $2.8 million for the first quarter of 2003 and $2.7 million for the first quarter of 2002.

Equifax Latin America

First Quarter 2003 Compared with First Quarter 2002.

Equifax Latin America includes results of our operations in Brazil, Argentina, Chile, Peru, Uruguay, and El Salvador. In local currency, combined operating revenues for this segment improved by 5% over first quarter of the previous year, but were lower by 21% after foreign exchange translation.

Operating income for the Equifax Latin America segment declined from $4.1 million for the first quarter of 2002 to $2.8 million for the first quarter of 2003. Accordingly, operating margins declined from 21% to 18% over the same period.

Other

In our Other segment, we report information about our former lottery business, which consists solely of an agreement between a subsidiary of ours and GTECH Corporation. Pursuant to this subcontract, GTECH assumed obligations of our subsidiary under a contract with the State of California to install a system to automate the processing of instant lottery tickets, provide terminals and related security hardware, and license various software applications developed to support the system. We have exited the lottery business, and all previously deferred revenue related to this subcontract has now been recognized, and no further revenue or operating income is expected to occur in this segment. We reported revenues and operating income of $2.4 million for this segment for the first quarter of 2002.

General Corporate

General corporate expense increased by $3.6 million or 29% to $16.0 million in the first quarter of 2003 compared to the same quarter a year ago. We provided for additional legal and corporate reserves during the quarter due to our rapid business volume expansion and integration of acquisitions. In addition, we have incurred consulting fees in conjunction with a large scale productivity project, which will drive future expense efficiencies in the maintenance and operation of our technology department.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash flows provided by our operating activities, our revolving credit facilities, and cash and cash equivalents.

We believe that our ability to generate cash from our operations is one of our fundamental financial strengths. We use cash flow, along with borrowings, to fund growth initiatives, to fund capital expenditures, to make acquisitions, to retire outstanding indebtedness, to pay dividends, and to make share repurchases.

Cash from Operations

Our cash provided by operating activities for the periods ending March 31, 2003 and 2002 was $28.4 million and $37.8 million, respectively. Significant uses of cash during the first quarter of 2003 were $10.6 million from net trade receivables due to our growth in operating revenues, payments of taxes, and a discretionary funding of $20.0 million to our U.S retirement plan. In contrast, a reduction in net trade receivables during the first quarter of 2002 provided a total of $9.0 million in cash flows from operating activities. A discretionary funding of $20.0 million cash was also made during the first quarter of 2002, and a decrease in current liabilities used $19.7 million in that same quarter.

Investing Activities

Our investing activities for the periods ended March 31, 2003 and 2002 used cash of $26.0 million and $31.0 million, respectively. Our capital expenditures used cash in the amounts of $12.8 million and $5.4 million for the periods ending March 31, 2003 and 2002, respectively. Our capital expenditures are used for developing, enhancing, and deploying new and existing technology platforms, replacing or adding equipment, updating systems for regulatory compliance, the licensing of software applications and investing in disaster recovery systems.

We used cash of $12.7 million and $22.5 million for the periods ended March 31, 2003 and 2002, respectively for acquisitions. We acquired consumer credit files, contractual rights to territories, and customer relationships and related businesses from an Affiliate for $12.7 million in cash in March of 2003 and for two Affiliates in the United States and two Affiliates in Canada for a total of $22.5 million in the first quarter of 2002.

Financing Activities

Cash used by financing activities was $8.2 million and $9.8 million for the periods ended March 31, 2003 and 2002, respectively. Net short-term borrowings were $6.5 million for the first quarter of 2003 due to a draw on short term notes for $11.8 million offset partially by payments of $5.3 million on our Canadian revolving credit facility. Net short-term payments were $6.5 million for the same quarter in 2002. Additions to our long term debt were $5.1 million and $6.4 million for the first quarter of 2003 and 2002, respectively.

We used cash of $19.4 million during the first quarter of 2003 for the purchase of 987,100 of our common shares at an average price of $19.68. Share purchases during the same quarter in 2002 were $30.1 million.

Our dividend policy has remained consistent, consequently, we used cash of $2.9 million for each of the first quarters of 2003 and 2002. We received cash of $2.7 million and $23.1 million for the same quarters, respectively, due to the exercise of stock options by employees.

We expect to increase the amount outstanding under our $465.0 million credit facility in 2003 for purposes of retiring the $200.0 million aggregate principal amount of our outstanding 6.5% senior notes that mature in June 2003.

Cash and Cash Equivalents

Our cash and cash equivalents balance was $25.8 million and $29.6 million at March 31, 2003 and 2002, respectively.

Revolving Credit Facilities

Our $465.0 million revolving credit facility, which we entered into with Bank of America, N.A. and certain other lenders on October 4, 2001, provides for a variable interest rate tied to Base Rate, LIBOR and competitive bid options. The weighted average interest rate of borrowings outstanding under this facility was approximately 2.3% as of March 31, 2003. The credit facility consists of a $160.0 million 364-day portion and a $305.0 million multi-year portion, which expire on October 2, 2003 and October 4, 2004, respectively. The agreement governing this facility contains various covenants and restrictions, including, among other things, limitations on liens, subsidiary debt, mergers, liquidation, asset dispositions, acquisitions, and maintenance of certain financial covenants. Our borrowings under this facility, which have not been guaranteed by any of our subsidiaries, are unsecured and will rank on parity in right of payment with all of our other unsecured and unsubordinated indebtedness from time to time outstanding. As of March 31, 2003 we had $437.8 million of borrowing capacity available under our $465.0 million revolving credit facility. Our variable interest facilities increased by $5.4 million during the first quarter of 2003 due primarily to the funding necessary to acquire one of our independent affiliates.

One of our Canadian subsidiaries has an unsecured, 364-day C$100.0 million revolving credit facility that will expire in October 2003. The agreement provides for borrowings tied to Prime, Base Rate, LIBOR and Canadian Bankers’ Acceptances, and contains financial covenants related to interest coverage, funded debt to cash flow, and limitations on subsidiary indebtedness. We have guaranteed the indebtedness of our Canadian subsidiary under this facility. As of March 31, 2003, U.S. $42.2 million of borrowing capacity was available under this credit facility.

Contractual Obligations and Commercial Commitments

We believe that future cash flows provided by our operating activities, together with current cash and cash equivalent balances, will be sufficient to meet our projected cash requirements for the next 12 months, and the foreseeable future thereafter, although any projections of future cash needs and cash flows are subject to substantial uncertainty. For instance, Computer Sciences Corporation and certain of its affiliates (collectively “CSC”) has an option, exercisable at any time prior to 2013, to sell its credit reporting business to us. The option exercise price will be determined by a third-party appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if CSC were to exercise the option today, the option price would fall within a range of approximately $650.0 to $700.0 million. This estimate is based solely on our internal analysis of the value of the business, market conditions at the time of our analysis, and other factors, all of which are subject to constant change. If CSC were to exercise its option, we would have to obtain additional sources of funding. We believe that this funding would be available from sources such as additional bank lines of credit and the issuance of public debt and/or equity. However, the availability and terms of any such financing would be subject to a number of factors, including credit market conditions, the state of the equity markets, general economic conditions, and our financial performance and condition. Because we do not control the timing of CSC’s exercise of its option, we could be required to seek such financing and increase our indebtedness at a time when market or other conditions are unfavorable.

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

Off Balance Sheet Transactions

Other than facility leasing arrangements, we do not engage in off-balance sheet financing activities. We have entered into a synthetic lease on our Atlanta corporate headquarters building in order to provide us with favorable financing terms with regard to this facility. This $29.0 million lease was entered into in 1998 and expires in 2010. Total lease payments for the remaining term total $13.0 million. Under this synthetic lease arrangement, we have also guaranteed the residual value of the leased property to a lessor. In the event that the property were to be sold by the lessor at the end of the lease term, we would be responsible for any shortfall of the sales proceeds, up to a maximum amount of $23.2 million, which equals 80 percent of the value of the property at the beginning of the lease term. We believe that the fair market value of this property exceeds the amount of the guarantee.

Letters of credit and guarantees

We will, from time to time, issue standby letters of credit, performance bonds or other guarantees in the normal course of our business. The aggregate notional amount of all performance bonds and standby letters of credit is less than $15.0 million and they all have a maturity of one year or less. We provide these guarantees from time to time to support the needs of our operating units. Except for our guarantee of the synthetic lease referred to above, our only outstanding guarantee that is not reflected as a liability on our balance sheet was extended in connection with the sale of our risk management collections business to RMA Holdings, LLC, or RMA, in October 2000, at which time we guaranteed the operating lease payments of a partnership affiliated with RMA to a lender of the partnership pursuant to a term loan. The term loan, which had $7.8 million outstanding as of March 31, 2003, expires December 1, 2011. Our obligations under the RMA guarantee are not secured. We believe that the likelihood of demand for payment under these instruments is minimal and expect no material losses to occur in connection with these instruments.

Subsidiary funds transfer limitations

The ability of certain of our subsidiaries and associated companies to transfer funds is limited in some cases by foreign government regulations. At March 31, 2003, the amount of equity subject to such restrictions for consolidated subsidiaries was not material.

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

Revenue Recognition

We recognize revenue when the following four conditions are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectibility of the selling price is reasonably assured. For sales contracts having multiple elements that can be divided into separate units of accounting, we allocate revenue to these separate units based on their relative fair values. If relative fair values cannot be established, revenue recognition is deferred until all elements under the contract have been delivered. Relative fair value is determined based on prices charged to other customers in arrangements with similar transaction volumes, product mix and information characteristics. Multiple deliverable arrangements generally involve delivery of multiple product lines. These product lines are distinct enough to be separated into separate units of accounting. Each product line does not impact the value or usage of other deliverables in the arrangement, and each can be sold alone or purchased from another vendor without affecting the quality of use or value to the customer of the remaining deliverables. Delivery of product lines generally occurs consistently over the contract period.

In conjunction with certain products and services, we charge non-refundable set-up fees, which we recognize on a pro-rata basis over the term of the contract. Revenue from the sale of decision or statistical models is recognized upon customer installation and acceptance. For certain products and services sold on a subscription basis, we recognize revenue pro rata over the term of the contract. We consider revenue recognition to be critical to all of our operating segments due to the impact on our results of operations.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other accounts receivable, we recognize allowances for doubtful accounts based on our past write-off experience (i.e. average percentage of receivables written off historically) and the length of time the receivables are past due. Allowances for doubtful accounts were approximately $18.1 million or 9% of the accounts receivable on our consolidated balance sheet at March 31, 2003. Accounts receivable, net of allowances, was approximately $195.3 million or 67% of total current assets in our consolidated balance sheet as of March 31, 2003. We consider accounting for accounts receivable allowances critical to all of our operating segments because of the significance of accounts receivable to our current assets and operating cash flow. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, or if economic conditions worsened, additional allowances may be required in the future, which could have a material effect on our consolidated financial statements. We reassess our allowance for doubtful accounts each period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue or expense recognized could result.

Valuation of Long-Lived and Intangible Assets

Goodwill and certain other intangible assets are tested for impairment in accordance with SFAS 142, and all other long-lived assets are tested for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We regularly evaluate whether events or circumstances have occurred which indicate that the carrying amounts of long-lived assets (principally goodwill, purchased data files, systems development and other deferred costs, and investments in unconsolidated subsidiaries) may be impaired or not recoverable. The significant factors that are considered that could trigger an impairment review include: changes in business strategy, market conditions, or the manner of use of an asset; underperformance relative to historical or expected future operating results; and negative industry or economic trends. In evaluating an asset for possible impairment, management estimates that asset’s future undiscounted cash flows to measure whether the asset is recoverable. If it is determined that the asset is not recoverable, we measure the impairment based on the projected discounted cash flows of the asset over its remaining life. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect these evaluations. In 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets,” which among other things, eliminates the amortization of goodwill and certain other intangible assets and requires that goodwill be evaluated annually for impairment by applying a fair value-based test. We adopted the standard effective January 1, 2002 for acquisitions prior to June 30, 2001, and, in accordance with the standard, completed our first fair value-based impairment tests by June 30, 2002, and updated our tests in September of 2002. We will perform fair value-based impairment tests during 2003.

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

Retirement Plans

Our pension plans and postretirement benefit plans are accounted for using actuarial valuations required by SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Our pension and postretirement benefit liabilities were approximately $116.0 million or 9% of the total liabilities on our consolidated balance sheet as of March 31, 2003. We consider accounting for retirement plans critical to all of our operating segments because our management is required to make significant subjective judgments about a number of actuarial assumptions, which include discount rates, health care cost trends rates, salary growth, long-term return on plan assets and mortality rates. Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and have a material effect on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For information regarding our exposure to certain market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2002. There have been no material changes to our market risk exposure during the first three months of 2003.

ITEM 4. CONTROLS AND PROCEDURES.

An evaluation of the our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act) was carried out under the supervision, and with the participation, of our management, including the chief executive and chief financial officers, within the 90 days preceding the filing of this Quarterly Report on Form 10-Q. Based on that evaluation, the chief executive and chief financial officers have concluded that our disclosure controls and procedures were, as of the date of that evaluation, effective to ensure that the information that we are required to disclose in reports under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective action was taken.

PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following is a complete list of Exhibits included as part of this Report. A list of those documents filed with this Report is set forth on the Index to Exhibits appearing elsewhere in this Report and is incorporated by reference:

Exhibit No.	Description
99.1	Certification of Thomas F. Chapman, Chairman and Chief Executive Officer of Equifax Inc., Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Donald T. Heroman, Chief Financial Officer of Equifax Inc., Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Registrant filed one report on Form 8-K during the quarter for which this report is filed.

On March 7, 2003 the Registrant filed a report on Form 8-K furnishing to the Securities and Exchange Commission unaudited financial statements regarding the registrant’s fourth quarter and year-end 2002 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUIFAX INC. (Registrant)
Date: May 13, 2003	/S/ THOMAS F. CHAPMAN
Thomas F. Chapman , Chairman and Chief Executive Officer

Date: May 13, 2003	/S/ DONALD T. HEROMAN
Donald T. Heroman Chief Financial Officer

CERTIFICATIONS

I, Thomas F. Chapman, Chairman and Chief Executive Officer of Equifax Inc. (the “registrant”) certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Equifax Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ THOMAS F. CHAPMAN
Thomas F. Chapman Chairman and Chief Executive Officer

I, Donald T. Heroman, Chief Financial Officer of Equifax Inc. (the “registrant”) certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Equifax Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ DONALD T. HEROMAN
Donald T. Heroman Chief Financial Officer

INDEX TO EXHIBITS

The following documents are being filed with this Report.

Exhibit No.	Description
99.1	Certification of Thomas F. Chapman, Chairman and Chief Executive Officer of Equifax Inc., Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Donald T. Heroman, Chief Financial Officer of Equifax Inc., Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.