Form 10-Q
period 2003-07-30
EQUIFAX INC
filed 2003-08-08
CIK 33185

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
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

404-885-8000
(Registrant's telephone number, including area code)

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2003
Common Stock, $1.25 Par Value	140,317,395

EQUIFAX INC. FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2003

INDEX

		Page No.
PART I Financial Information (Unaudited)
Item 1.	Financial Statements
	Consolidated Balance Sheets—June 30, 2003 and December 31, 2002	3
	Consolidated Statements of Income—Three Months Ended June 30, 2003 and 2002	4
	Consolidated Statements of Income—Six Months Ended June 30, 2003 and 2002	5
	Consolidated Statements of Cash Flows—Six Months Ended June 30, 2003 and 2002	6
	Consolidated Statements of Shareholders' Equity and Comprehensive Income—Six Months Ended June 30, 2003	7
	Notes to Consolidated Financial Statements	8-15
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32
PART II Other Information
Item 1.	Legal Proceedings	33
Item 4.	Submission of Matters to a Vote of Security Holders	33
Item 5.	Other Information	33
Item 6.	Exhibits and Reports on Form 8-K	34
Signatures		35
Index to Exhibits		36

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EQUIFAX INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except par values)	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$30.8	$30.5
Trade accounts receivable, net of allowance for doubtful accounts of $18.6 in 2003 and $17.3 in 2002	198.8	179.8
Other receivables	14.6	20.8
Deferred income tax assets	21.4	20.9
Other current assets	38.2	33.6

Total current assets	303.8	285.6

Property and Equipment:
Land, buildings and improvements	31.3	29.3
Data processing equipment and furniture	115.3	115.9

	146.6	145.2
Less accumulated depreciation	98.1	94.6

	48.5	50.6

Goodwill	703.0	650.5
Purchased Data Files	271.4	265.4
Other Assets	283.1	247.3
Assets of Discontinued Operations (Note 4)	0.7	7.5

	$1,610.5	$1,506.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt and current maturities	$23.7	$233.9
Accounts payable	12.5	16.5
Accrued salaries and bonuses	24.0	31.0
Other current liabilities	158.1	146.5

Total current liabilities	218.3	427.9
Long-Term Debt	891.9	690.6
Deferred Revenue	10.6	11.7
Deferred Income Tax Liabilities	31.7	25.9
Other Long-Term Liabilities	125.8	122.6
Liabilities of Discontinued Operations (Note 4)	6.4	7.2

Total liabilities	1,284.7	1,285.9
Commitments and Contingencies (Note 10)
Shareholders' Equity:
Preferred stock, $0.01 par value: Authorized—10.0; Issued—none	—	—
Common stock, $1.25 par value: Authorized shares—300.0 Issued shares—179.8 in 2003 and 180.1 in 2002 Outstanding shares—134.9 in 2003 and 135.7 in 2002	224.8	225.1
Paid-in capital	416.5	412.0
Retained earnings	1,005.4	925.4
Accumulated other comprehensive income	(317.5)	(359.4)
Treasury stock, at cost, 39.5 shares in 2003 and 38.1 shares in 2002	(929.5)	(899.7)
Stock held by employee benefits trusts, at cost, 5.4 shares in 2003 and 6.3 shares in 2002	(73.9)	(82.4)

Total shareholders' equity	325.8	221.0

	$1,610.5	$1,506.9

See Notes to Consolidated Financial Statements

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,
(In millions, except per share amounts)	2003	2002
Operating revenue	$317.0	$268.0
Costs and expenses:
Costs of services	137.7	104.7
Selling, general and administrative expenses	69.9	56.3
Depreciation	4.3	3.5
Amortization	19.8	15.9

Total costs and expenses	231.7	180.4

Operating income	85.3	87.6
Other income, net	5.4	1.8
Minority interest in earnings, net of tax	(1.1)	(0.8)
Interest expense	(10.8)	(10.1)

Income from continuing operations before income taxes	78.8	78.5
Provision for income taxes	(29.5)	(30.7)

Income from continuing operations	49.3	47.8

Discontinued operations (Note 4):
Loss from discontinued operations, net of income tax benefit of $0 in 2003 and $0.4 in 2002	(7.4)	(0.4)

Net income	$41.9	$47.4

Per common share (basic):
Income from continuing operations	$0.36	$0.35
Discontinued operations	(0.05)	(0.00)

Net income	$0.31	$0.35

Shares used in computing basic earnings per share	134.9	137.0

Per common share (diluted):
Income from continuing operations	$0.36	$0.34
Discontinued operations	(0.05)	(0.00)

Net income	$0.31	$0.34

Shares used in computing diluted earnings per share	137.0	139.8

Dividends per common share	$0.02	$0.02

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended June 30,
(In millions, except per share amounts)	2003	2002
Operating revenue	$618.6	$527.0
Costs and expenses:
Costs of services	264.7	209.2
Selling, general and administrative expenses	140.6	112.2
Depreciation	8.2	7.2
Amortization	39.1	31.5

Total costs and expenses	452.6	360.1

Operating income	166.0	166.9
Other income, net	9.2	3.2
Minority interest in earnings, net of tax	(1.7)	(1.5)
Interest expense	(22.5)	(20.1)

Income from continuing operations before income taxes	151.0	148.5
Provision for income taxes	(56.6)	(58.7)

Income from continuing operations	94.4	89.8

Discontinued operations (Note 4):
Loss from discontinued operations, net of income tax benefit of $0 in 2003 and $0.6 in 2002	(8.7)	(0.7)

Net income	$85.7	$89.1

Per common share (basic):
Income from continuing operations	$0.69	$0.66
Discontinued operations	(0.06)	(0.00)

Net income	$0.63	$0.66

Shares used in computing basic earnings per share	135.2	136.7

Per common share (diluted):
Income from continuing operations	$0.69	$0.64
Discontinued operations	(0.06)	(0.00)

Net income	$0.63	$0.64

Shares used in computing diluted earnings per share	137.0	139.5

Dividends per common share	$0.04	$0.04

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(In millions)	2003	2002
Cash flows from operating activities:
Net income	$85.7	$89.1
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Loss from discontinued operations	8.7	0.7
Depreciation and amortization	47.3	38.7
Deferred income taxes	2.5	6.5
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(9.0)	16.2
Current liabilities, excluding debt	(12.0)	(36.9)
Other current assets	2.0	10.0
Other long-term liabilities, excluding debt	0.9	(4.8)
Other assets	(24.0)	(27.3)

Cash provided by operating activities	102.1	92.2

Investing activities:
Additions to property and equipment	(8.3)	(3.3)
Additions to other assets, net	(14.9)	(13.1)
Acquisitions, net of cash acquired	(40.6)	(87.7)
Investments in unconsolidated affiliates	—	(0.1)
Proceeds on note receivable from sale of business	—	4.1
Deferred payments on prior year acquisitions	(1.9)	(4.5)

Cash used by investing activities	(65.7)	(104.6)

Financing activities:
Net short-term payments	(14.5)	(7.1)
Additions to long-term debt	200.0	44.5
Payments on long-term debt	(201.1)	—
Treasury stock purchases	(29.8)	(52.0)
Dividends paid	(5.7)	(5.8)
Proceeds from exercise of stock options	12.3	29.5
Other	(0.1)	0.4

Cash (used) provided by financing activities	(38.9)	9.5

Effect of foreign currency exchange rates on cash	3.0	(1.5)
Cash used by discontinued operations	(0.2)	(0.7)

Increase (decrease) in cash and cash equivalents	0.3	(5.1)
Cash and cash equivalents, beginning of period	30.5	33.2

Cash and cash equivalents, end of period	$30.8	$28.1

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

	Common Stock:						Stock Held By Employee Benefits Trusts
					Accumulated Other Comprehensive (Loss) Income
(In millions)	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Total Shareholders' Equity
Balance, December 31, 2002	135.7	$225.1	$412.0	$925.4	$(359.4)	$(899.7)	$(82.4)	$221.0
Net income	—	—	—	85.7	—	—	—	85.7
Other comprehensive income	—	—	—	—	41.9	—	—	41.9
Shares issued under stock plans	0.9	0.1	4.5	—	—	—	8.5	13.1
Treasury stock purchased	(1.4)	—	—	—	—	(29.8)	—	(29.8)
Restricted stock cancelled	(0.3)	(0.4)	(0.2)	—	—	—	—	(0.6)
Cash dividends	—	—	—	(5.7)	—	—	—	(5.7)
Dividends from employee benefits trusts	—	—	0.2	—	—	—	—	0.2

Balance, June 30, 2003 (Unaudited)	134.9	$224.8	$416.5	$1,005.4	$(317.5)	$(929.5)	$(73.9)	$325.8

Accumulated Other Comprehensive Loss consists of the following components:

	June 30, 2003	December 31, 2002
	(Unaudited)
Foreign currency translation	$(197.2)	$(239.6)
Minimum pension liability, net of tax of $70.2 in 2003 and 2002	(117.0)	(117.0)
Cash flow hedging transactions, net of tax of $2.2 in 2003 and $1.9 in 2002	(3.3)	(2.8)

	$(317.5)	$(359.4)

Comprehensive Income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$41.9	$47.4	$85.7	$89.1
Other comprehensive income (loss):
Foreign currency translation adjustment	33.3	(16.8)	42.3	(26.3)
Change in cumulative loss from cash flow hedging transactions	(0.4)	(0.9)	(0.4)	(0.6)

	$74.8	$29.7	$127.6	$62.2

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2003

As used herein, the terms "Equifax", "the Company", "we", "our", and "us" refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

1.     BASIS OF PRESENTATION

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. This information reflects all adjustments, which are in the opinion of management, necessary for a fair presentation of the statement of financial position as of June 30, 2003, and the results of operations for the three and six month periods ending June 30, 2003 and 2002 and the cash flows for the six month periods ending June 30, 2003 and 2002. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S., or GAAP, have been condensed or omitted. We believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2002. That report includes a summary of our critical accounting policies. There have been no material changes in the accounting policies followed by us during fiscal 2003.

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

Our products and services are categorized as follows: Information Services, Marketing Services, and Consumer Direct. Our Information Services products and services allow customers to make credit decisions about consumers and commercial enterprises. Our Marketing Services information products and databases enable customers to identify a target audience for marketing purposes, and our Consumer Direct products and services provide information to consumers which enable them to reduce their exposure to identity fraud and to monitor their credit health.

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

3.     ACQUISITIONS

During the first six months of 2003, in order to continue to grow our credit data franchise, we acquired the credit files, contractual rights to territories (generally states of integration areas), and customer relationships and related businesses of four independent credit reporting agencies in the United States that house consumer information on our system ("Affiliate"). Additionally, in April 2003 we completed the purchase of a small eMarketing business for $10.0 million. We acquired all of these businesses for $42.7 million primarily in cash, allocating $21.2 million of the purchase price to goodwill, $15.3 million to purchased data files, and $6.2 million to non-compete agreements. These allocations are preliminary estimates and will be finalized upon completion of the purchase valuation. In the case of the eMarketing business, the preliminary purchase price allocation does not include the effect of management's plan to involuntarily terminate certain employees of the acquired company. The results of operations for these acquisitions have been included in the consolidated statement of income from the date of acquisition, and have not been material.

4.     DISCONTINUED OPERATIONS

During the third quarter of 2002, we made the decision to exit the commercial services business in Spain. The business is currently held for sale, with the expectation that it will be sold by the end of the third quarter of 2003. In accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144 the net assets, results of operations and cash flows of the Spain commercial business have been classified as "discontinued operations." For the second quarter of 2003 and 2002, revenues totaled $2.2 million and $2.3 million respectively. Our loss on discontinued operations, net of income taxes, was $7.4 million for the second quarter of 2003 and $0.4 million for the second quarter of 2002. For the first six months of 2003 and 2002, revenues totaled $4.5 million and $4.7 million respectively. Our loss on discontinued operations, net of income taxes, was $8.7 million for the first six months of 2003 and $0.7 million for the first six months of 2002. In the quarter just ended June 30, 2003, we entered into a letter of intent with a prospective buyer. The results of the Spain commercial business, for the period just ended June 30, 2003, include an additional $6.2 million in estimated loss upon final disposition. The estimated loss on disposal recorded in the third quarter of 2002 totaled $9.0 million. See Note 14.

5.     RESTRUCTURING AND IMPAIRMENT CHARGES

In the fourth quarter of 2001, we recorded restructuring and impairment charges of $60.4 million ($35.3 million after tax or $0.25 per diluted share). The restructuring charges, which total $37.2 million, were associated with the alignment of our cost structure with changing market conditions to reduce expenses and improve efficiencies, particularly in international operations. The restructuring plan, which included headcount reductions of approximately 700 employees, consisted of severance costs and reserves to reflect our estimated exposure on facilities to be vacated or consolidated. The asset impairment charges, which total $23.2 million, reflected our write-down of several technology investments. At December 31, 2002, our remaining reserve balance was $16.3 million. During the first six months of 2003, we paid $1.9 million against the reserve, leaving a remaining balance of $14.4 million. An analysis of 2003 activity in the reserve through June 30 is as follows (in millions):

	Severance	Facilities and Other	Total
Balance, December 31, 2002	$1.6	$14.7	$16.3
Less, current period payments	(1.1)	(0.8)	(1.9)

Balance, June 30, 2003	$0.5	$13.9	$14.4

6.     LONG-TERM DEBT AND SHORT-TERM BORROWINGS

In October 2002, we issued new 4.95% fixed rate five-year unsecured notes with a face value of $250.0 million. The notes, which expire in 2007, were sold at a discount of $0.5 million. The discount, and related issuance costs, will be amortized on a straight-line basis over the term of the notes. Our $200.0 million 6.5% senior unsecured notes, originally issued in 1993, matured June 2003. We borrowed $200.0 million under our revolving credit facility to retire the maturing notes. The indebtedness evidenced by our 4.95% notes, our 6.3% notes, and our 6.9% debentures, none of which has been guaranteed by any of our subsidiaries, is unsecured, and ranks on parity in right of payment with all of our other unsecured and unsubordinated indebtedness from time to time outstanding. Long-term debt at June 30, 2003 and December 31, 2002 was as follows:

(In millions)	June 30, 2003	December 31, 2002
Senior Notes, 6.5%, due 2003, net of unamortized discount of $0.0 million in 2003 and $0.1 million in 2002	$—	$199.9
Notes, 6.3%, due 2005, net of unamortized discount of $0.3 million in 2003 and $0.4 million in 2002	249.7	249.6
Notes, 4.95%, due 2007, net of unamortized discount of $0.4 million in 2003 and $0.5 million in 2002	249.6	249.5
Debentures, 6.9%, due 2028, net of unamortized discount of $1.3 million in 2003 and $1.3 million in 2002	148.7	148.7
Borrowings under revolving credit facilities, weighted average rate of 1.8% at June 30, 2003 and 2.6% at December 31, 2002	222.9	21.8
Other	22.4	22.4

	893.3	891.9
Less current maturities	1.4	201.3

	$891.9	$690.6

7.     INCOME TAXES

Effective Tax Rates.    The effective tax rates from continuing operations were 37.5% in 2003 and 39.3% in 2002. The decrease in the effective rate over time is attributable to the implementation of state tax planning strategies related to the apportionment of state income taxes and franchise taxes.

Deferred Tax Assets.    We estimate levels of future taxable income and utilize prudent and feasible tax planning strategies in establishing and maintaining deferred tax assets. If we are unable to realize all or part of our deferred tax assets in the future, our effective tax rate could increase.

8.     SHAREHOLDERS' EQUITY

Treasury Stock.    During the first six months of 2003, we repurchased 1,390,700 shares at an average price of $21.42 through open market transactions at an aggregate investment of $29.8 million. As of June 30, 2003, approximately $192.4 million remained authorized for future share repurchases.

9.     STOCK-BASED COMPENSATION

In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), we have elected to apply APB Opinion No. 25 and related interpretations in accounting for our stock option and performance share plans. Accordingly, we do not recognize compensation cost in connection with our stock option plans and record compensation expense related to our performance share plan based on the current market price of our common stock and the extent to which performance criteria are being met. If we had elected to recognize compensation cost for these plans based on the fair value at grant date as prescribed by SFAS No. 123, net income and net income per share would have been reduced to the pro forma amounts indicated in the table below (in millions, except per share amounts):

	Second Quarter		Six Months
(In millions, except per share data)	2003	2002	2003	2002
Net income, as reported	$41.9	$47.4	$85.7	$89.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.6)	(2.5)	(9.3)	(9.2)

Pro forma net income	$40.3	$44.9	$76.4	$79.9

Earnings per share:
Basic—as reported	$0.31	$0.35	$0.63	$0.66

Basic—pro forma	$0.30	$0.33	$0.56	$0.58

Diluted—as reported	$0.31	$0.34	$0.63	$0.64

Diluted—pro forma	$0.29	$0.32	$0.56	$0.57

10.   COMMITMENTS AND CONTINGENCIES

Agreement with Computer Sciences Corporation.    We have an agreement with Computer Sciences Corporation and certain of its affiliates ("CSC") under which CSC-owned credit reporting agencies utilize our computerized credit database services. CSC retains ownership of its credit files and the revenues generated by its credit reporting activity. We receive a processing fee for maintaining the database and for each report supplied. The agreement was renewed by CSC for a ten-year period beginning August 1, 1998. The agreement provides us with an option to purchase CSC's credit reporting business if CSC does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. Under the agreement CSC also has an option, exercisable at any time, to sell its credit reporting business to us. The option expires in 2013. The option exercise price will be determined by a third-party appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if the option were exercised at this time, the price would fall within a range of approximately $650.0 to $700.0 million. This estimate is based solely on our internal analysis of the value of the businesses, market conditions at the time of our analysis, and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than the estimated amount. If CSC were to exercise its option, we would have to obtain additional sources of funding. We believe that this funding would be available from sources such as additional bank lines of credit and the issuance of public debt and/or equity. However, the availability and terms of any such capital financing would be subject to a number of factors, including credit market conditions, the state of the equity markets, general economic conditions, and our financial performance and condition. See the "Risk Factors" section of the "Management's Discussion and Analysis" included in our annual report on Form 10-K for the year ended December 31, 2002.

Data Processing and Outsourcing Services Agreements.    We have separate agreements with IBM, PwCES LLC, Polk/Acxiom, Seisint Inc., Xerox Connect, Inc., and Jones Lang LaSalle which outsource portions of our computer data processing operations and related functions and certain administrative functions. The agreements expire between 2004 and 2010. The estimated aggregate contractual obligation remaining under these agreements is $541.4 million as of June 30, 2003, with no future year expected to exceed $115.0 million. However, these amounts could be more or less depending on various factors such as the inflation rate, the introduction of significant new technologies, or changes in our servicing needs as a result of acquisitions or divestitures. Under certain circumstances (e.g., a change in control, or for our convenience), we may terminate these agreements. However, some of the agreements provide that we must pay a significant termination charge in the event of such a termination.

Guarantees.    We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit is less than $15.0 million and all have a maturity of less than one year. Guarantees are issued from time to time to support the needs of operating units. The only outstanding guarantee that is not reflected as a liability on our balance sheet was extended in connection with the sale of our risk management collections business to RMA Holdings, LLC ("RMA") in October 2000, at which time we guaranteed the operating lease payments of a partnership affiliated with RMA to a lender of the partnership pursuant to a term loan. The term loan, which had $7.6 million outstanding as of June 30, 2003, expires December 1, 2011. Our obligations under such guarantee are not secured. We believe that the likelihood of demand for payment under these instruments is minimal and expect no material losses to occur in connection with these instruments.

Litigation.    We are involved in various lawsuits, claims, and legal proceedings arising in the normal course of our business that are described in our 2002 Annual Report on Form 10-K and our quarterly report on Form 10-Q for the period ended March 31, 2003. During the three months ended June 30, 2003, there were no material developments in such lawsuits, claims and legal proceedings.

11.   SEGMENT INFORMATION

Our operations are primarily organized in four reportable segments, with three segments based on the provision of our three core product lines (Information Services, Marketing Services and Consumer Direct) within geographic regions (Equifax North America, Equifax Europe, and Equifax Latin America), and one segment based on other criteria (Other). We evaluate the segment performance based on operating income before unusual items (if any). Intersegment sales and transfers are not material. The measurements of segment profit or loss and segment assets for each reportable segment are substantially the same. All transactions between segments are accounted for at cost, and no timing differences occur between segments.

The operating results of our Commercial Services business in Spain have been reclassified to discontinued operations (Note 4) and are not included in Equifax Europe's segment results below.

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

Operating revenue and operating income by segment for the second quarter and first six months of 2003 and 2002 are as follows:

	Second Quarter		Six Months
(In millions)	2003	2002	2003	2002
Operating Revenue:
Equifax North America	$265.0	$213.1	$520.3	$419.2
Equifax Europe	32.0	32.1	62.7	62.8
Equifax Latin America	20.0	20.8	35.6	40.6
Other	—	2.0	—	4.4

	$317.0	$268.0	$618.6	$527.0

Operating Income (Loss):
Equifax North America	$89.7	$86.4	$180.8	$168.9
Equifax Europe	5.7	4.8	8.5	7.5
Equifax Latin America	5.1	5.5	7.9	9.6
Other	—	2.0	—	4.4
General Corporate Expense	(15.2)	(11.1)	(31.2)	(23.5)

	$85.3	$87.6	$166.0	$166.9

Total assets by segment at June 30, 2003, and December 31, 2002, are as follows:

	June 30, 2003	December 31, 2002
Equifax North America	$1,122.4	$1,064.8
Equifax Europe	179.3	174.4
Equifax Latin America	196.4	161.8
Other	3.0	3.5
Corporate	108.7	94.9
Discontinued Operations	0.7	7.5

	$1,610.5	$1,506.9

12.   RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 currently requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, as of December 31, 2002, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll-forward of the entity's product warranty liabilities. We adopted the disclosure requirements of FIN 45 effective December 31, 2002 and the remaining provisions on January 1, 2003 and have included the required disclosures in the Notes to the Consolidated Financial Statements.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are continuing to evaluate EITF Issue No. 00-21 and do not expect that adoption will have a material impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 "Accounting for Stock Based Compensation" to currently require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, "Accounting for Stock Issued to Employees." We adopted SFAS No. 148 on January 1, 2003 and have included the required disclosures in the Notes to the Consolidated Financial Statements.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. There has been no impact on our financial position or results of operations for the first six months of 2003 under FIN 46. We are in the process of evaluating FIN 46, and its prospective impact on our financial position and results of operations, for variable interest entities created or acquired prior to February 1, 2003.

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45, and amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, provisions of SFAS 149 should be applied prospectively. We do not expect the application of SFAS 149 to have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We do not expect the application of SFAS 150 to have a material impact on our financial position or results of operations.

13.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that a company recognize derivatives as assets or liabilities on its balance sheet, and also requires that the gain or loss related to the effective portion of derivatives designated as cash flow hedges be recorded as a component of other comprehensive income.

We enter into hedging transactions in order to reduce financial volatility and manage the mix of fixed versus floating interest rate obligations of our debt portfolio. As of June 30, 2003, the only hedging transactions to which we were a counterparty consisted of interest rate swap agreements.

At June 30, 2003, we have a $29.0 million notional amount floating-to-fixed interest rate swap agreement in place with a bank counterparty that fixes the interest rate on the $29.0 million synthetic lease related to our corporate headquarters through its maturity in 2010. This hedge has been designated as a cash flow hedge under SFAS 133, is fully effective, and at June 30, 2003, was valued as a liability totaling $5.5 million. This liability is included with other current liabilities in the accompanying consolidated balance sheets, and the related loss was recorded, net of income tax, as a component of accumulated other comprehensive loss.

At June 30, 2003, we also have interest rate swap agreements in place with a bank counterparty to float the interest rate on $250.0 million of our fixed rate senior unsecured notes through their maturity date in 2005. These derivatives have been designated as fair value hedges and are fully effective. The value of these swaps was $19.4 million at June 30, 2003, and was recorded as an asset along with a corresponding increase in long-term debt.

Our maximum exposure to loss due to credit risk on these interest rate swap agreements approximates $13.9 million if all of the bank counterparties default. We mitigate this exposure by monitoring the concentration of risk exposure that we have with any one bank, and through the use of minimum credit quality standards for all counterparties.

14.   SUBSEQUENT EVENTS

On July 21, 2003, it became evident that the sale of our Spain commercial business would not close as planned. On August 1, 2003, an agreement was reached with another prospective buyer that would complete the disposition of the Spain commercial business by the end of October 2003. Our estimated loss upon disposition with the new prospective buyer did not change materially from our June 30, 2003 estimate. See Note 4.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2002 and our unaudited consolidated financial statements and the related notes in Part I, Item 1—"Financial Statements," above.

Forward-Looking Statements

The following discussion contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Words such as "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "seeks," "plan," "project," "continue," "predict," and other words or expressions of similar meaning are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are based on our current expectations about future events or results and information that is currently available to us, involve assumptions, risks and uncertainties, and speak only as of the date on which such statements are made. Our actual results may differ materially from the results discussed in such forward-looking statements. Important factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to those discussed under the heading "Forward Looking Statements" and in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors," in our 2002 annual report on Form 10-K, and those set forth in our other filings with the SEC and our press releases. We caution that the risks and factors discussed in our 2002 annual report on Form 10-K and in such other filings and press releases are not exclusive. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Product Line Overview

We collect, organize, and manage various types of financial, demographic, and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as state and federal governments. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to individuals. We have approximately 5,000 employees worldwide, and manage our business globally through the following three operating segments: Equifax North America, Equifax Europe, and Equifax Latin America. Our operations are predominantly located within the United States, with foreign operations principally located in Canada, the United Kingdom, and Brazil. Our products and services are further categorized into the following three product lines: Information Services, Marketing Services, and Consumer Direct.

In 2002, we redefined our Information Services product line, established Marketing Services as a separate product line to accommodate and reflect the strategic expansion of our direct marketing products and services resulting from organic growth and acquisitions.

Information Services

Information Services now includes our Consumer Services, Commercial Services, and our Mortgage Services, which we had historically referred to collectively as our "credit information services."

  Our Consumer Services, which are products and services derived from the credit information that we maintain regarding individual consumers, include credit reporting and scoring, identity verification, risk management, fraud detection, modeling services, and certain of our decisioning products, which are systems that automate a variety of decision making processes. Customers of our Consumer Services utilize information that we provide to make decisions for a wide range of credit and business purposes, such as whether, and on what terms, to approve loans, credit card applications, identity verification, and similar business uses.

  Our Commercial Services, which are products and services derived from our database of information about businesses, include credit reporting, credit scoring and risk management. These products and services are provided to a wide variety of customers primarily in Canada, the United Kingdom, and Brazil. We are continuing to develop our limited Commercial Services offerings in the United States, recently introducing our Small Business suite of products, which are based on a database which now contains comprehensive credit information on nearly 17 million small businesses. These products, which include a risk rating tool for account origination and portfolio management and our Small Business Credit Report, are designed to help our customers make informed decisions about customers and prospects who are small businesses.

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

Marketing Services

Marketing Services include our Credit Marketing and Direct Marketing Services.

  Our Credit Marketing Services are derived from our consumer credit information databases, and include prescreen and account review services. Our Direct Marketing Services are comprised of the postal and email marketing ("eMarketing") services that we provide in the U.S., and include the products and services that we formerly referred to as our Consumer Information Services. Customers use our compiled, self-reported, permission-based consumer marketing databases and services to solicit consumers via postal and email communications. Our targeted high quality demographic and lifestyle information lists and list performance services, which include data enhancement, list hygiene (which verifies a customer's information against other data), modeling and analytical consulting, are designed to facilitate improved mail and email response, and increased customer loyalty. Our products also enable customers to target specifically defined market segments, individuals, and businesses, and design more efficient and cost effective marketing campaigns.

Consumer Direct

Consumer Direct includes our line of individual credit information and other financial products and services offered to consumers in the United States through a secure Internet channel. Our Consumer Direct products and services provide information to consumers which enable them to reduce their exposure to identity fraud and to monitor their credit health. In 2002, we began offering Consumer Direct products to Canadian consumers.

Product Lines and Segments

We provide our Information Services products to varying degrees in each of our operating segments and, currently, we provide our Marketing Services and Consumer Direct products through our Equifax North America segment. When we refer to our "U.S. Consumer and Commercial Services" from time to time, we mean the Consumer and Commercial Services that we provide in the United States, which we previously referred to as "U.S. Credit Information Services." Similarly, when we refer to our "Canadian Operations," we mean the Consumer Services, Commercial Services, Credit Marketing, and Consumer Direct services that we provide in Canada. References to "North American Information Services" include U.S. Consumer and Commercial Services, Mortgage Services, and Canadian Operations.

Databases

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

Summary of Selected Recent Events

Acquisitions.    During the first six months of 2003, in order to continue to grow our credit data franchise, we acquired the credit files, contractual rights to territories, customer relationships and related businesses of four independent credit reporting agencies and a small email marketing business, for $42.7 million, primarily in cash. See Note 3 to the Consolidated Financial Statements.

Discontinued Operations—2002 Spain Commercial.    In the third quarter of 2002, we initiated a plan to exit our commercial reporting business in Spain, which is now held for sale. Our decision to exit the business was driven by unfavorable growth prospects in this market and unsatisfactory financial performance. Discontinued after tax losses totaled $7.4 million in the second quarter and $8.7 million in the first six months of 2003 and were $0.4 million and $0.7 million for those respective periods in 2002. The operating results of our Commercial Services business in Spain are included in our loss from discontinued operations. In the quarter ended June 30, 2003, we entered into a letter of intent with a prospective buyer. The results for the first six months of 2003 include our updated estimate of the loss upon final disposition. On July 21, 2003, it became evident that the sale of our Spain commercial business would not close as originally planned. On August 1, 2003, an agreement was reached with another prospective buyer that would complete the disposition of the Spain commercial business by the end of October 2003. Our estimated loss upon final disposition did not change materially from our June 30, 2003 estimate. See Notes 4 and 14 to the Consolidated Financial Statements.

Restructuring and Impairment Charges.    In the fourth quarter of 2001, we recorded restructuring and impairment charges of $60.4 million ($35.3 million after tax or $0.25 per diluted share). The restructuring charges, which total $37.2 million, were associated with the alignment of our cost structure with changing market conditions to reduce expenses and improve efficiencies, particularly in international operations. The restructuring plan consisted of severance costs and reserves to reflect our estimated exposure on facilities to be vacated or consolidated. The asset impairment charges, which total $23.2 million, reflected our write-down of several technology investments. At December 31, 2002, our remaining reserve balance was $16.3 million. During the first six months of 2003, we charged $1.9 million against the reserve, leaving a remaining balance of $14.4 million. See Note 5 to the Consolidated Financial Statements.

Government Regulation

Because our business involves the collection of consumer data and the distribution of such information to businesses who make credit, service, and marketing decisions, certain of our activities and products and services are subject to regulation under various local, state and federal laws in the United States, including the Fair Credit Reporting Act, or FCRA, which regulates the use of consumer credit information and to a lesser extent, the Gramm-Leach-Bliley Act, which regulates the use of non-public personal information. Portions of the FCRA relating to preemption of state laws regarding consumer reporting are expiring this year and their non-renewal could adversely impact our FCRA regulated businesses by removing the national uniform standards under which we conduct much of our business. Congress is considering, among others, a bill introduced in late June that preserves preemption but which includes other provisions that could adversely impact our business. We are working to minimize the adverse impact of this bill or any similar legislation. We cannot, however, predict whether legislation preserving state preemption will be enacted or whether any such legislation will also include provisions that could have a material adverse impact on our business.

Components of Income Statement

Revenues from our three operating segments, Equifax North America, Equifax Europe and Equifax Latin America, are generated from a variety of products and services categorized into three groups: Information Services, Marketing Services, and Consumer Direct. In the second quarter of 2003, our Equifax North America segment generated 84% of our worldwide revenues and 89% of our operating profit before corporate expenses. For the six months ended June 30, 2003, our North America segment generated 84% of our worldwide revenues and 92% of our operating profit before corporate expenses.

Information Services revenues are principally transaction related, and are derived from our sales of the following products (virtually all delivered electronically): credit reporting and scoring, mortgage reporting, identity verification, fraud detection, decisioning and modeling services. Revenues from our Marketing Services are derived from our sales of products that help customers acquire new customers, and include our Credit Marketing and Direct Marketing Services. Consumer Direct revenues are transaction related, and are derived from our sales of credit reporting products and identity theft monitoring services, which we deliver to consumers electronically via the Internet and via mail. Our revenues are sensitive to a variety of factors, such as demand for, and price of, our services, technological competitiveness, our reputation for providing timely and reliable service, competition within our industry, federal, state, foreign and regulatory requirements governing privacy and use of data, and general economic conditions. Our operating expenses include costs of services and selling, general, and administrative, or SG&A, expense. Costs of services consist primarily of data acquisition and royalties; customer service costs, which include personnel costs to collect, maintain and update our proprietary databases, to develop and maintain software application platforms, and to provide consumer and customer call center support; hardware and software expense associated with transaction processing systems; telecommunication and computer network expense; and occupancy costs associated with facilities where these functions are performed. SG&A expenses consist primarily of personnel costs for compensation paid to sales and administrative employees and management. Depreciation and amortization expense includes amortization of acquired intangible assets.

Consolidated Results of Operations

Our consolidated results for the three and six month periods ended June 30, 2003 and 2002 are as follows:

	Second Quarter		Six Months
(In millions, except per share data)	2003	2002	2003	2002
Revenue	$317.0	$268.0	$618.6	$527.0
Operating Income	$85.3	$87.6	$166.0	$166.9
Income from Continuing Operations	$49.3	$47.8	$94.4	$89.8
Net Income	$41.9	$47.4	$85.7	$89.1
Diluted EPS:
Income from Continuing Operations	$0.36	$0.34	$0.69	$0.64
Net Income	$0.31	$0.34	$0.63	$0.64

All references to earnings per share data in this MD&A are to diluted earnings per share unless otherwise noted.

Highlights for Second Quarter 2003 Consolidated Financial Results

  •
  Our reported consolidated revenues of $317.0 million increased 18% over the same period a year ago.

  •
  Our income from continuing operations was $49.3 million compared to $47.8 in the prior year.

  •
  Our earnings per share from continuing operations increased 6%.

  •
  Our total debt outstanding at June 30, 2003 was $915.6 million, with an average interest rate of 4.7% compared to $803.8 million with an average interest rate of 5.3% in the prior year.

  •
  Our cash provided by operations was $73.6 million up $19.2 million from the same period a year ago.

  •
  We repurchased 403,600 shares of common stock for a total investment of $10.4 million compared to 950,000 shares at an investment of $25.9 million in the prior year.

Second Quarter 2003 Compared With Second Quarter 2002.

Our operating revenues of $317.0 million for the three months ended June 30, 2003 grew by $49.0 million, or 18%, over the same period one year ago. This growth was provided primarily by our Equifax North America segment and was driven by volume increases across all of our product lines: Information Services, Marketing Services, and Consumer Direct. Information Services growth was fueled by 23% growth in our consumer reporting business and by 81% growth in our Mortgage Services due to continued refinancing volumes. Marketing Services grew 9% overall, and 1% organically from continued volume growth. Consumer Direct revenues grew 101% over the same period one year ago due to continued growth in consumer subscriptions and number of transactions. Equifax Latin America grew 9% in local currency despite continuing difficulties in the economic environment. Our revenues for Equifax Latin America declined by 4% compared to the prior period due to the unfavorable foreign currency impact of $2.7 million. Equifax Europe reported flat revenue. Foreign exchange rates provided a benefit of $3.8 million to Europe's operating revenues. Our European segment reported second quarter revenues of $32.0 million, which is even with second quarter of 2002. Consolidated operating expenses for the second quarter of 2003 of $231.7 million grew by $51.3 million, or 28%, over the same period in 2002. This increase is the result of new growth initiatives, volume increases in correlation to revenue growth and expenditures primarily related to post-integration issues of our Naviant acquisition. $4.3 million in purchased data that was determined to be of no value to the business and $4.2 million in receivables that were determined to be uncollectible were written off. We have severed our relationship with those members of Naviant management responsible for these write-offs. We continue to integrate this acquisition into our Direct Marketing Services product line. Expenses associated with our eMarketing business accounted for $21.4 million or 42% of our total expense growth. Other growth initiatives for which current expenditures will create future revenue streams are Fraud, Safety and Security and our Small Business Enterprise businesses. Volume growth in our Consumer Services, Mortgage Services and Consumer Direct businesses accounted for $6.9 million of our expense growth. Compared to the second quarter of 2002, we reduced headcount by 50 full time equivalents across business units in a continuing drive to generate incremental operating efficiencies.

Costs of services increased by $33.0 million or 31% compared to the same quarter of 2002. Costs of services represent 43% of total operating revenues for the quarter, an increase from 39% for the same quarter last year. Volume increases in our U.S. Consumer and Commercial Services, Mortgage Services and Consumer Direct businesses continue to drive increased expenditures in royalty expenses, data costs, and production expenses. In addition, incremental eMarketing costs for the compared quarters were exacerbated by the acquisition integration expenditures discussed above.

SG&A grew by $13.6 million or 24% over the same quarter a year ago. As a percent of total operating revenues, SG&A increased to 22% for the second quarter of 2003 from 21% from the same quarter in 2002. The increase in dollars is due primarily to eMarketing SG&A. The increase in SG&A as a percentage of revenue is due primarily to increases in consulting fees related to operational efficiency projects which will drive future expense efficiencies in the maintenance and operation of our technology department.

Operating income for the second quarter of 2003 decreased by $2.3 million or 3% as investment in growth initiatives, growth in our lower margin Marketing Services and Consumer Direct businesses, expenses related to eMarketing and volume related increases in costs of sales combined to produce operating margins of 27% for the quarter compared to 33% for the same period of 2002. Our business mix is shifting as we continue to diversify into marketing and consumer businesses for the purpose of driving incremental revenues and profits.

Other income, net

Other income, net of $5.4 million for the second quarter of 2003, is comprised primarily of income from our share of collections amounting to $2.9 million related to the sale of our risk management collections business in 2000, exchange gains on foreign currency of $1.7 million, and $0.5 million in interest income. This compares favorably to other income, net of $1.8 million for the second quarter of 2002, which is comprised primarily of interest income.

Interest expense

Interest expense increased $0.7 million in the second quarter 2003 compared to second quarter 2002. These increases were due to higher average borrowings. Total debt outstanding of $915.6 million as of June 30, 2003 is $111.8 million higher than the balance of $803.8 million at June 30, 2002. These increased borrowings were incurred principally for acquisitions and stock repurchases completed in the second half of 2002 and the first half of 2003.

Effective Tax Rates

Our effective tax rates from continuing operations were 37.5% and 39.3% for the second quarters ended 2003 and 2002, respectively. The decrease in the effective rate over time is due to the implementation of state tax planning strategies related to the apportionment of state income taxes and franchise taxes.

Segment Results

Our segment results for the second quarter 2003 and 2002 are as follows:

	Second Quarter		Variance
(In millions)	2003	2002	$	%
Operating Revenue:
Equifax North America	$265.0	$213.1	$51.9	24%
Equifax Europe	32.0	32.1	(0.1)	0%
Equifax Latin America	20.0	20.8	(0.8)	(4)%
Other	—	2.0	(2.0)	(100)%

	$317.0	$268.0	$49.0	18%

Operating Income:
Equifax North America	$89.7	$86.4	$3.3	4%
Equifax Europe	5.7	4.8	0.9	19%
Equifax Latin America	5.1	5.5	(0.4)	(7)%
Other	—	2.0	(2.0)	(100)%
General Corporate Expense	(15.2)	(11.1)	(4.1)	(37)%

	$85.3	$87.6	$(2.3)	(3)%

Equifax North America

In the second quarter of 2003, Equifax North America generated 84% of our revenue and 89% of our operating profit before corporate expense. This segment's revenue increased 24% compared to the same period last year.

As shown in the following table, our Equifax North America segment includes revenues from our:

  •
  U.S. Consumer and Commercial Services, which are comprised of the Consumer and Commercial Services that we provide in the U.S., which we previously referred to as U.S. Credit Information Services;

  •
  Mortgage Services, which we previously included in U.S. Credit Information Services;

  •
  Canadian Operations, which are comprised of the Consumer Services, Commercial Services and Credit Marketing Services that we provide in Canada;

  •
  Credit Marketing Services that we provide in the U.S.;

  •
  Direct Marketing Services are comprised of the postal and email marketing services which we provide in the U.S. and include the products and services that we formerly referred to as our Consumer Information Services;

  •
  Consumer Direct products and services.

	Second Quarter		Variance
(In millions)	2003	2002	$	%
Equifax North America Revenue:
U.S. Consumer and Commercial Services	$134.7	$109.6	$25.1	23%
Mortgage Services	21.4	11.8	9.6	81%
Canadian Operations	22.9	19.8	3.1	16%

Total North America Information Services	$179.0	$141.2	$37.8	27%

Credit Marketing Services	41.7	41.9	(0.2)	0%
Direct Marketing Services	26.9	21.3	5.6	26%

Total Marketing Services	68.6	63.2	5.4	9%

Consumer Direct	17.4	8.7	8.7	100%

	$265.0	$213.1	$51.9	24%

Second Quarter 2003 Compared With Second Quarter 2002.

U.S. Consumer and Commercial Services revenues for the second quarter 2003 grew by $25.1 million, or 23%, over the same quarter last year. The increase was largely due to a combination of new accounts and increased volume in existing accounts. Considerable momentum resulted from mortgage refinancing with Mortgage Services delivering 81% growth as mortgage interest rates reached new 40 year lows and market share increased with certain major customers in the second quarter of 2003. Pricing overall remained relatively stable, e.g. the average price per unit of online activity was down only 3%. We anticipate that mortgage originations will remain strong through 2003 due to continued low interest rates. Canadian Operations revenues increased by $3.1 million or 16% due to increased volumes in their consumer line and decision solutions businesses.

Credit Marketing Services revenues marginally decreased compared to the second quarter of last year. The same quarter comparison is relatively flat as price compression was offset by net volume increases.

Direct Marketing Services revenues increased by $5.6 million, or 26%, due mainly to the integration of our direct marketing and eMarketing businesses. This incremental increase is primarily due to the acquisition of Naviant. Within this group, the business economics of opt-in email marketing services were negatively impacted by increased business and legislative pressure to significantly reduce or eliminate spam. Anti-spam legislation at the Federal or State level is expected to benefit opt-in email marketing through the elimination of business processes which currently interfere with the deliverability of consumer-requested email. At the same time, the establishment of the national do-not-call registry is expected to benefit Direct Marketing Services as individuals assert more control over the medium through which they receive marketing information. As indicated above, there were approximately $8.5 million in costs associated with our acquisition integration during the second quarter of 2003 for the eMarketing business. In addition, we have reduced our eMarketing work force and consolidated its operations facilities.

Consumer Direct revenues grew $8.7 million or 101% compared to the same quarter last year due to new subscriptions and an increase in renewals of our Credit Watch product.

Equifax North America grew operating profit to $89.7 million, an increase of $3.3 million, or 4%, over the second quarter of the previous year based on strong revenue growth across all businesses. While investing in future growth initiatives and absorbing acquisition integration costs, Equifax North America produced margins of 34% compared to 41% one year ago. We anticipate that operating margins will improve as we continue to invest in new eMarketing, safety & security, and consumer initiatives, and also expect that margins in these new initiatives will improve with maturity.

Equifax Europe

Second Quarter 2003 Compared With Second Quarter 2002.

Equifax Europe includes the results of our operations in the United Kingdom, Spain, Portugal, and Italy, and our support operations in Ireland. Our commercial operations in Spain for the second quarter 2003 and 2002 are classified as discontinued operations, while our consumer operations in Spain are included in this segment as continuing operations. Our revenue growth for the segment declined 12% in local currency but was even with the same quarter last year after foreign currency translation.

For the combined Equifax Europe segment, operating margins increased from 15% in the second quarter of 2002 to 18% in the second quarter of 2003. Modest growth in the United Kingdom, Spain and Portugal offset margin erosion in Italy. Equifax Europe reported operating income of $5.7 million for the second quarter of 2003 and $4.8 million for the second quarter of 2002.

Equifax Latin America

Second Quarter 2003 Compared With Second Quarter 2002.

Equifax Latin America includes results of our operations in Brazil, Argentina, Chile, Peru, Uruguay, and El Salvador. In local currency, combined operating revenues for this segment improved by 9% over second quarter of the previous year, but were lower by 4% after foreign exchange translation.

Operating income for the Equifax Latin America segment decreased from $5.5 million for the second quarter of 2002 to $5.1 million for the second quarter of 2003. Accordingly, operating margins decreased from 26% to 25% over the same periods.

Other

In our Other segment, we report information about our former lottery business, which consists solely of an agreement between a subsidiary of ours and GTECH Corporation. Pursuant to this subcontract, GTECH assumed obligations of our subsidiary under a contract with the State of California to install a system to automate the processing of instant lottery tickets, provide terminals and related security hardware, and license various software applications developed to support the system. We have exited the lottery business, and all previously deferred revenue related to this subcontract has now been recognized, and no further revenue or operating income is expected to occur in this segment. We reported revenues and operating income of $2.0 million for the second quarter 2002 for this segment.

General Corporate

General corporate expense increased by $4.1 million or 37% to $15.2 million in the second quarter 2003 compared to the same period a year ago. We had greater legal expenses during the quarter due to our rapid business volume expansion and integration and cost optimization related expenditures of acquisitions. In addition, we have incurred consulting fees in conjunction with a large scale productivity project, which will drive future expense efficiencies in the maintenance and operation of our technology department.

First Six Months 2003 Compared With First Six Months 2002.

Our operating revenues of $618.6 million for the six months ended June 30, 2003 grew by $91.6 million, or 17%, over the same period one year ago. This growth was provided primarily by our Equifax North America segment and was driven by volume increases across all of our product lines: Information Services, Marketing Services, and Consumer Direct. Information Services growth was fueled by 19% growth in our consumer reporting business and by 66% growth in our Mortgage Services due to continued refinancing volumes. Marketing Services grew 21% overall, and 2% organically from continued volume growth. Our eMarketing business provided significant revenue growth during the first six months of 2003. Consumer Direct revenues grew 95% over the same period one year ago due to continued growth in consumer subscriptions and number of transactions. Equifax Latin America grew 9% in local currency despite continuing difficulties in the economic environment. Our revenues for Equifax Latin America declined by 12% compared to the prior period due to a 12% unfavorable foreign currency impact. Equifax Europe reported revenue declines of 13% in local currency. Foreign exchange rates provided a 12% favorable currency benefit to Europe's operating revenues. Our European segment reported first six month revenues of $62.7 million, which is even with first six months of 2002. Consolidated operating expenses for the first six months of 2003 of $452.6 million grew by $92.5 million, or 26%, over the same period in 2002. This increase is the result of new growth initiatives, volume increases in correlation to revenue growth and expenditures primarily related to post-integration issues of our Naviant acquisition. $4.3 million in purchased data that was determined to be of no value to the business and $4.2 million in receivables that were determined to be uncollectible were written off. We have severed our relationship with those members of Naviant management responsible for these write-offs. We continue with the integration of this acquisition. Expenses associated with our eMarketing business account for $41.0 million or 44% of our total expense growth. Other growth initiatives for which current expenditures will create future revenue streams are Fraud, Safety and Security and our Small Business Enterprise businesses. Volume growth in our Consumer Services, Mortgage Services and Consumer Direct businesses accounted for $7.4 million of our expense growth. During the first six months of 2003, we have reduced headcount by 111 full time equivalents across business units in a continued drive to provide operating efficiencies.

Costs of services during the first six months of 2003 increased by $55.5 million or 27% over the first six months of 2002. Costs of services represent 43% of total operating revenues for the period, an increase from 40% for the same period last year. Volume increases in our U.S. Consumer and Commercial Services, Mortgage Services and Consumer Direct businesses continue to drive increased expenditures in royalty expenses, data costs, and production expenses. In addition, incremental eMarketing costs for the compared periods were exacerbated by the acquisition integration expenditures discussed above.

SG&A grew by $28.4 million or 25% over the same period a year ago. As a percent of total operating revenues, SG&A increased to 23% for the first six months of 2003 from 21% from the same period in 2002. The increase in dollars is due primarily to our eMarketing SG&A. The increase in SG&A as a percentage of revenue is due primarily to increases in legal expenses and in consulting fees related to operational efficiency projects.

Operating income for the first six months of 2003 decreased by $0.9 million or 1% as investment in growth initiatives, growth in our lower margin Marketing Services and Consumer Direct businesses, expenses related to eMarketing and volume related increases in costs of sales combined to produce operating margins of 27% for the period compared to 32% for the same period of 2002. Our business mix is shifting as we continue to diversify into marketing and consumer businesses for the purpose of driving incremental revenues, profits and cash flow.

Other income, net

Other income, net of $9.2 for the first six months of 2003 is comprised primarily of income from our share of collections amounting to $6.3 million related to the sale of our risk management collections business in 2000, $1.8 million of exchange gains on foreign currency, and $0.9 million in interest income. This compares favorably to other income, net of $3.2 million for the first six months of 2002 which is comprised primarily of interest income of $3.9 million and gains on foreign currency of $1.4 million partially offset by losses on expenses related to investments.

Interest expense

Interest expense increased $2.4 million for the first six months compared to 2002. These increases were due to higher average borrowings. Total debt outstanding of $915.6 million as of June 30, 2003 is $111.8 million higher than the balance of $803.8 million at June 30, 2002 incurred principally for acquisitions completed in the second half of 2002 and the first half of 2003. The increase in debt from June 30, 2002 to June 30, 2003 provided cash for business acquisitions and for stock repurchases.

Effective Tax Rates

Our effective tax rates from continuing operations were 37.5% and 39.3% for the first six months of 2003 and 2002, respectively. The decrease in the effective rate over time is due to the implementation of state tax planning strategies related to the apportionment of state income taxes and franchise taxes.

Segment Results

Our segment results for the first six months ended 2003 and 2002 are as follows:

	Six Months		Variance
(In millions)	2003	2002	$	%
Operating Revenue:
Equifax North America	$520.3	$419.2	$101.1	24%
Equifax Europe	62.7	62.8	(0.1)	0%
Equifax Latin America	35.6	40.6	(5.0)	(12)%
Other	—	4.4	(4.4)	(100)%

	$618.6	$527.0	$91.6	17%

Operating Income:
Equifax North America	$180.8	$168.9	$11.9	7%
Equifax Europe	8.5	7.5	1.0	13%
Equifax Latin America	7.9	9.6	(1.7)	(18)%
Other	—	4.4	(4.4)	(100)%
General Corporate Expense	(31.2)	(23.5)	(7.7)	(33)%

	$166.0	$166.9	$(0.9)	(1)%

Equifax North America

In the first six months of 2003, Equifax North America generated 84% of our revenue and 92% of our operating profit before corporate expense. This segment's revenue increased 24% compared to the same period last year. eMarketing services, included in Marketing Services, positively impacted revenue growth 15% for the period.

	Six Months		Variance
(In millions)	2003	2002	$	%
Equifax North America Revenue:
U.S. Consumer and Commercial Services	$259.3	$218.7	$40.6	19%
Mortgage Services	38.1	22.9	15.2	66%
Canadian Operations	43.4	38.9	4.5	12%

Total North America Information Services	$340.8	$280.5	$60.3	21%

Credit Marketing Services	82.0	80.5	1.5	2%
Direct Marketing Services	65.3	41.7	23.6	57%

Total Marketing Services	147.3	122.2	25.1	21%

Consumer Direct	32.2	16.5	15.7	95%

	$520.3	$419.2	$101.1	24%

First Six Months 2003 Compared With First Six Months 2002.

U.S. Consumer and Commercial Services revenues for the first six months of 2003 grew by $40.6 million, or 19%, over the same period last year. The increase was largely due to a combination of new accounts and increased volume in existing accounts. Additional momentum resulted from mortgage refinancing with Mortgage Services delivering 66% growth as mortgage interest rates reached new 40 year lows. Overall pricing remained stable, e.g. the average price decrease per online unit was only 2% through the first six months of 2003. We anticipate that mortgage originations will remain strong through 2003 due to continued low interest rates. Mortgage Services grew by $15.2 million, or 66%, based on record mortgage originations. Canadian Operations revenues increased by $4.5 million or 12% due to increased volumes in their business.

Credit Marketing Services revenues marginally increased compared to the first six months of last year. Account management services increased 16%.

Direct Marketing Services revenues increased by $23.6 million, or 57%, due mainly to the integration of our direct marketing and electronic marketing businesses. This incremental increase is primarily due to the acquisition of Naviant. Within this group, the business economics of opt-in email marketing services were negatively impacted by increased business and legislative pressure to significantly reduce or eliminate spam. Anti-spam legislation at the Federal or State level is expected to benefit opt-in email marketing through the elimination of business processes which currently interfere with the deliverability of consumer-requested email. At the same time, the establishment of the national do-not-call registry is expected to benefit Direct Marketing Services as individuals assert more control over the medium through which they receive marketing information. As indicated above, there were approximately $8.5 million in direct charges in the second quarter of 2003 for the email marketing products. In addition, we have reduced our email marketing work force and consolidated their operations facilities.

Consumer Direct revenues grew $15.7 million or 95% compared to the same period last year due to new subscriptions and an increase in renewals of our Credit Watch product.

Equifax North America grew operating profit to $180.8 million, an increase of $11.9 million, or 7%, over the first six months of the previous year based on strong revenue growth across all businesses. While investing in future growth initiatives and absorbing acquisition integration costs, Equifax North America produced margins of 35% compared to 40% one year ago. We anticipate that operating margins will continue to shift while we continue to invest in new electronic marketing, safety & security, and consumer initiatives, and also expect that margins in these new initiatives will improve with maturity.

Equifax Europe

First Six Months 2003 Compared With First Six Months 2002.

Equifax Europe includes the results of our operations in the United Kingdom, Spain, Portugal, and Italy, and our support operations in Ireland. Our commercial operations in Spain for first six months of 2003 and 2002 are classified as discontinued operations, while our consumer operations in Spain are included in this segment as continuing operations. Our revenue growth for the segment declined 13% in local currency but was even with the same period last year after foreign currency translation.

For the combined Equifax Europe segment, operating profit improved 13% compared to the first six months of 2002. Modest growth in the United Kingdom, Spain and Portugal mitigated margin erosion in Italy. Equifax Europe reported operating income of $8.5 million for the first six months of 2003 and $7.5 million for the first six months of 2002.

Equifax Latin America

First Six Months 2003 Compared With First Six Months 2002.

Equifax Latin America includes results of our operations in Brazil, Argentina, Chile, Peru, Uruguay, and El Salvador. In local currency, combined operating revenues for this segment improved by 7% over the first six months of the previous year, but were lower by 12% after foreign exchange translation.

Operating income for the Equifax Latin America segment declined from $9.6 million for the first six months of 2002 to $7.9 million for the first six months of 2003. Accordingly, operating margins declined from 24% to 22% over the same period.

Other

In our Other segment, we report information about our former lottery business, which consists solely of an agreement between a subsidiary of ours and GTECH Corporation. Pursuant to this subcontract, GTECH assumed obligations of our subsidiary under a contract with the State of California to install a system to automate the processing of instant lottery tickets, provide terminals and related security hardware, and license various software applications developed to support the system. We have exited the lottery business, and all previously deferred revenue related to this subcontract has now been recognized, and no further revenue or operating income is expected to occur in this segment. We reported revenues and operating income of $4.4 million for the first six months of 2002 for this segment.

General Corporate

General corporate expense increased by $7.7 million or 33% to $31.2 million in the first six months of 2003 compared to the same period a year ago. We had greater legal expenses during the quarter due to our rapid business volume expansion and integration and cost optimization related expenditures of acquisitions. In addition, we have incurred consulting fees in conjunction with a large scale productivity project, which will drive future expense efficiencies in the maintenance and operation of our technology department.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash flows provided by our operating activities, our revolving credit facilities, and cash and cash equivalents on hand.

Our ability to generate cash from our operations is one of our fundamental financial strengths. We use cash flows from operations, along with borrowings, to fund growth initiatives, to fund capital expenditures, to make acquisitions, to retire outstanding indebtedness, to pay dividends, and to make share repurchases.

Cash from Operations

For the six months ended June 30, 2003, we generated $102.1 million of cash flow from operating activities compared to $92.2 million for the six months ended June 30, 2002. The major source of cash flow for the first six months of 2003 was net income of $85.7 million, net of loss from discontinued operations in Spain of $8.7 million and $47.3 million for depreciation and amortization. Total working capital at June 30, 2003, was $85.5 million versus a negative $142.3 million at December 31, 2002. Significant changes in working capital for the first six months of 2003 included an increase in trade receivables, a decrease in current maturities and an increase in other current liabilities. The increase in trade receivables is due to increased sales. Current maturities decreased significantly as our matured notes were paid in June 2003. The change in other current liabilities is due to payments for restructuring reserves that were booked at the end of 2001 being made primarily in the first six months of 2002.

Investing Activities

Our investing activities for the first six months of 2003 and 2002 used cash of $65.7 million and $104.6 million, respectively. Our capital expenditures used cash in the amounts of $23.2 million and $16.4 million for the first six months of 2003 and 2002, respectively. Our capital expenditures are used for developing, enhancing, and deploying new and existing technology platforms, replacing or adding equipment, updating systems for regulatory compliance, the licensing of software applications and investing in disaster recovery systems.

In addition, we used cash of $40.6 million and $87.7 million for the first six months of 2003 and 2002, respectively for acquisitions. We acquired consumer credit files, contractual rights to territories, and customer relationships and related businesses from four Affiliates and a small email marketing business for $42.7 million primarily in cash in the first half of 2003 and for five Affiliates in the United States and three Affiliates in Canada and the remaining 20% interest of our information services company in Brazil for a total of $38.3 million, primarily in cash, in the first half of 2002.

Financing Activities

Cash used by financing activities was $38.9 million for the first six months of 2003 contrasted to $9.5 million provided for in the first six months of 2002. Net short-term payments were $14.5 and $7.1 million for the first six months of 2003 and 2002, respectively. Additions to our long-term debt were $200.0 million and $44.5 million for the first six months of 2003 and 2002, respectively. Payments to our long-term debt were $201.1 million for the first six months of 2003.

We used cash of $29.8 million during the first six months of 2003 for the purchase of 1,390,700 of our common shares at an average price of $21.42. Share purchases during the same period in 2002 were $52.0 million.

Our dividend policy has remained consistent, we used cash of $5.7 million for the first six months of 2003 and $5.8 million for the first six months of 2002. We received cash of $12.3 million and $29.5 million for the same periods, respectively, due to the exercise of stock options by employees.

We increased the amount outstanding under our $465.0 million credit facility in 2003 for purposes of retiring the $200.0 million aggregate principal amount of our outstanding 6.5% senior notes that matured in June 2003.

Cash and Cash Equivalents

Our cash and cash equivalents balance was $30.8 million and $30.5 million at June 30, 2003 and December 31, 2002, respectively.

Revolving Credit Facilities

Our $465.0 million revolving credit facility, which we entered into with Bank of America, N.A. and certain other lenders on October 4, 2001, provides for a variable interest rate tied to Base Rate, LIBOR and competitive bid options. The weighted average interest rate of borrowings outstanding under this facility was approximately 1.8% as of June 30, 2003. The credit facility consists of a $160.0 million 364-day portion and a $305.0 million multi-year portion, which expire on October 2, 2003 and October 4, 2004, respectively. The agreement governing this facility contains various covenants and restrictions, including, among other things, limitations on liens, subsidiary debt, mergers, liquidation, asset dispositions, acquisitions, and maintenance of certain financial covenants. Our borrowings under this facility, which have not been guaranteed by any of our subsidiaries, are unsecured and will rank on parity in right of payment with all of our other unsecured and unsubordinated indebtedness from time to time outstanding. As of June 30, 2003 we had $242.1 million of borrowing capacity available under our $465.0 million revolving credit facility. Our variable interest facilities increased by $201.1 million during the first six months of 2003 due primarily to the funding necessary to pay the $200.0 million senior note that matured in June 2003.

One of our Canadian subsidiaries has an unsecured, 364-day C$100.0 million revolving credit facility that will expire in October 2003. The agreement provides for borrowings tied to Prime, Base Rate, LIBOR and Canadian Bankers' Acceptances, and contains financial covenants related to interest coverage, funded debt to cash flow, and limitations on subsidiary indebtedness. We have guaranteed the indebtedness of our Canadian subsidiary under this facility. As of June 30, 2003, $52.7 million of borrowing capacity was available under this credit facility.

Contractual Obligations and Commercial Commitments

We believe that future cash flows provided by our operating activities, together with current cash and cash equivalent balances, will be sufficient to meet our projected cash requirements for the next 12 months, and the foreseeable future thereafter, although any projections of future cash needs and cash flows are subject to substantial uncertainty. For instance, Computer Sciences Corporation and certain of its affiliates (collectively "CSC") has an option, exercisable at any time prior to 2013, to sell its credit reporting business to us. The option exercise price will be determined by a third-party appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if CSC were to exercise the option today, the option price would fall within a range of approximately $650.0 to $700.0 million. This estimate is based solely on our internal analysis of the value of the business, market conditions at the time of our analysis, and other factors, all of which are subject to constant change. If CSC were to exercise its option, we would have to obtain additional sources of funding. We believe that this funding would be available from sources such as additional bank lines of credit and the issuance of public debt and/or equity. However, the availability and terms of any such financing would be subject to a number of factors, including credit market conditions, the state of the equity markets, general economic conditions, and our financial performance and condition. Because we do not control the timing of CSC's exercise of its option, we could be required to seek such financing and increase our indebtedness at a time when market or other conditions are unfavorable.

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

Off Balance Sheet Transactions

Other than facility leasing arrangements, we do not engage in off-balance sheet financing activities. We have entered into a synthetic lease on our Atlanta corporate headquarters building in order to provide us with favorable financing terms with regard to this facility. This $29.0 million lease was entered into in 1998 and expires in 2010. Total lease payments for the remaining term total $12.6 million. Under this synthetic lease arrangement, we have also guaranteed the residual value of the leased property to a lessor. In the event that the property were to be sold by the lessor at the end of the lease term, we would be responsible for any shortfall of the sales proceeds, up to a maximum amount of $23.2 million, which equals 80 percent of the value of the property at the beginning of the lease term. We believe that the fair market value of this property exceeds the amount of the guarantee.

Letters of credit and guarantees

We will, from time to time, issue standby letters of credit, performance bonds or other guarantees in the normal course of our business. The aggregate notional amount of all performance bonds and standby letters of credit is less than $15.0 million and they all have a maturity of one year or less. We provide these guarantees from time to time to support the needs of our operating units. Except for our guarantee of the synthetic lease referred to above, our only outstanding guarantee that is not reflected as a liability on our balance sheet was extended in connection with the sale of our risk management collections business to RMA Holdings, LLC, or RMA, in October 2000, at which time we guaranteed the operating lease payments of a partnership affiliated with RMA to a lender of the partnership pursuant to a term loan. The term loan, which had $7.6 million outstanding as of June 30, 2003, expires December 1, 2011. Our obligations under the RMA guarantee are not secured. We believe that the likelihood of demand for payment under these instruments is minimal and expect no material losses to occur in connection with these instruments.

Subsidiary funds transfer limitations

The ability of certain of our subsidiaries and associated companies to transfer funds is limited in some cases by foreign government regulations. At June 30, 2003, the amount of equity subject to such restrictions for consolidated subsidiaries was not material.

Inflation

We do not believe that the rate of inflation has had a material effect on our operating results. However, inflation could adversely affect our future operating results if it were to result in a substantial weakening in economic conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For information regarding our exposure to certain market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2002. There have been no material changes to our market risk exposure during the first six months of 2003.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable SEC's rules and forms. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various lawsuits, claims and legal proceedings arising in the normal course of our business that are described in our 2002 Annual Report on Form 10-K and our quarterly report on Form 10-Q for the period ended March 31, 2003. During the three months ended June 30, 2003, there were no material developments in such lawsuits, claims and legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)
  On May 14, 2003, the Company held its annual meeting of Shareholders.

  (b)
  Below is a brief description of each matter voted upon at the annual meeting as described more fully in the Company's definitive Proxy Statement, dated April 14, 2003:

  (i)
  Election of three directors to serve terms of three years: Larry L. Prince, Louis W. Sullivan, M.D. and Jacquelyn M. Ward (as a group, 114,052,446 votes "for" and 3,542,376 votes "withheld"). The names of other directors whose term of office as a director continued after this meeting are as follows: Lee A. Ault III, Thomas F. Chapman, John L. Clendenin, A. William Dahlberg, L. Phillip Humann, and D. Raymond Riddle.

  (ii)
  Approval of the Equifax Director and Executive Stock Deferral Plan (99,985,059 votes "for"; 15,821,291 votes "against"; and 1,788,472 abstentions).

  (iii)
  Approval of a shareholder proposal relating to accounting for stock options (56,840,978 votes "for"; 36,782,197 votes "against"; 3,355,453 abstentions and 20,616,194 broker non-votes).

ITEM 5. OTHER INFORMATION

On August 7, 2003 the Company issued a press release announcing that it had entered into an agreement with International Business Machines Corporation to provide on demand technology services for the Company's operations in the United States, Canada, and Europe (the "Agreement"). The Agreement renews and expands an existing contract pursuant to which IBM provided to the Company mainframe and network operations services, which was to expire in 2008. The 10-year Agreement provides $400 million in additional estimated revenue to IBM for a total contract value of $800 million. The Company expects to realize significant cost savings from the Agreement. A copy of the press release is attached as Exhibit 99.1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

  The following is a complete list of Exhibits included as part of this Report. A list of those documents filed with this Report is set forth on the Index to Exhibits appearing elsewhere in this Report and is incorporated by reference:

Exhibit No.	Description
31.1	Certification of Thomas F. Chapman, Chairman and Chief Executive Officer of Equifax Inc., Pursuant to Rule 13a-14(a).
31.2	Certification of Donald T. Heroman, Chief Financial Officer of Equifax Inc., Pursuant to Rule 13a-14(a).
32.1	Certification of Thomas F. Chapman, Chairman and Chief Executive Officer of Equifax Inc., Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Donald T. Heroman, Chief Financial Officer of Equifax Inc., Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release Re: Technology Services Agreement.
  (b)
  Reports on Form 8-K

  Registrant filed one report on Form 8-K during the quarter for which this report is filed.

  On April 24, 2003 the Registrant filed a report on Form 8-K furnishing to the Securities and Exchange Commission a copy of the press release dated April 24, 2003, announcing its financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUIFAX INC. (Registrant)
Date: August 8, 2003	/s/ THOMAS F. CHAPMAN Thomas F. Chapman, Chairman and Chief Executive Officer
Date: August 8, 2003	/s/ DONALD T. HEROMAN Donald T. Heroman Chief Financial Officer

INDEX TO EXHIBITS

The following documents are being filed with this Report.

Exhibit No.	Description
31.1	Certification of Thomas F. Chapman, Chairman and Chief Executive Officer of Equifax Inc., Pursuant to Rule 13a-14(a).
31.2	Certification of Donald T. Heroman, Chief Financial Officer of Equifax Inc., Pursuant to Rule 13a-14(a).
32.1	Certification of Thomas F. Chapman, Chairman and Chief Executive Officer of Equifax Inc., Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Donald T. Heroman, Chief Financial Officer of Equifax Inc., Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release Re: Technology Services Agreement.

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS.
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 4. CONTROLS AND PROCEDURES.
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS