Form 10-Q
period 2003-09-30
EQUIFAX INC
filed 2003-11-12
CIK 33185

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2003
Common Stock, $1.25 Par Value	139,076,780

EQUIFAX INC. FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

INDEX

		Page No.
PART I Financial Information (Unaudited)
Item 1.	Financial Statements
	Consolidated Balance Sheets—September 30, 2003 and December 31, 2002	3
	Consolidated Statements of Income—Three Months Ended September 30, 2003 and 2002	4
	Consolidated Statements of Income—Nine Months Ended September 30, 2003 and 2002	5
	Consolidated Statements of Cash Flows—Nine Months Ended September 30, 2003 and 2002	6
	Consolidated Statements of Shareholders' Equity and Comprehensive Income—Nine Months Ended September 30, 2003	7
	Notes to Consolidated Financial Statements	8-15
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32
PART II Other Information
Item 1.	Legal Proceedings	33
Item 6.	Exhibits and Reports on Form 8-K	34
Signatures		35
Index to Exhibits		36

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EQUIFAX INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except par values)	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$33.5	$30.5
Trade accounts receivable, net of allowance for doubtful accounts of $12.7 in 2003 and $17.3 in 2002	191.4	179.8
Other receivables	9.4	20.8
Deferred income tax assets	19.6	20.9
Other current assets	39.4	33.6

Total current assets	293.3	285.6

Property and Equipment:
Land, buildings and improvements	31.1	29.3
Data processing equipment and furniture	121.4	115.9

	152.5	145.2
Less accumulated depreciation	104.6	94.6

	47.9	50.6

Goodwill	702.5	650.5
Purchased Data Files	262.8	265.4
Other Assets	285.9	247.3
Assets of Discontinued Operations (Note 4)	1.0	7.5

	$1,593.4	$1,506.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt and current maturities	$27.1	$233.9
Accounts payable	10.8	16.5
Accrued salaries and bonuses	28.6	31.0
Other current liabilities	154.7	146.5

Total current liabilities	221.2	427.9
Long-Term Debt	841.5	690.6
Deferred Revenue	13.1	11.7
Deferred Income Tax Liabilities	38.3	25.9
Other Long-Term Liabilities	126.9	122.6
Liabilities of Discontinued Operations (Note 4)	5.7	7.2

Total liabilities	1,246.7	1,285.9
Commitments and Contingencies (Note 10)
Shareholders' Equity:
Preferred stock, $0.01 par value: Authorized—10.0; Issued—none	—	—
Common stock, $1.25 par value: Authorized shares—300.0 Issued shares—180.1 in 2003 and 180.1 in 2002 Outstanding shares—134.9 in 2003 and 135.7 in 2002	225.2	225.1
Paid-in capital	422.3	412.0
Retained earnings	1,053.8	925.4
Accumulated other comprehensive income	(315.7)	(359.4)
Treasury stock, at cost, 41.0 shares in 2003 and 38.1 shares in 2002	(965.0)	(899.7)
Stock held by employee benefits trusts, at cost, 5.4 shares in 2003 and 6.3 shares in 2002	(73.9)	(82.4)

Total shareholders' equity	346.7	221.0

	$1,593.4	$1,506.9

See Notes to Consolidated Financial Statements

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,
(In millions, except per share amounts)	2003	2002
Operating revenue	$309.8	$289.7
Costs and expenses:
Costs of services	129.0	113.2
Selling, general and administrative expenses	66.8	66.3
Depreciation	4.1	3.7
Amortization	21.0	16.8

Total costs and expenses	220.9	200.0

Operating income	88.9	89.7
Other income, net	3.0	2.0
Minority interest in earnings, net of tax	(0.9)	0.2
Interest expense	(8.6)	(10.4)

Income from continuing operations before income taxes	82.4	81.5
Provision for income taxes	(29.6)	(31.8)

Income from continuing operations	52.8	49.7

Discontinued operations (Note 4):
Loss from discontinued operations, net of income tax benefit of $0 in 2003 and $1.6 in 2002	(1.6)	(10.8)

Net income	$51.2	$38.9

Per common share (basic):
Income from continuing operations	$0.39	$0.37
Discontinued operations	(0.01)	(0.08)

Net income	$0.38	$0.29

Shares used in computing basic earnings per share	134.5	135.9

Per common share (diluted):
Income from continuing operations	$0.39	$0.36
Discontinued operations	(0.01)	(0.08)

Net income	$0.38	$0.28

Shares used in computing diluted earnings per share	136.4	137.6

Dividends per common share	$0.02	$0.02

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended September 30,
(In millions, except per share amounts)	2003	2002
Operating revenue	$928.4	$816.7
Costs and expenses:
Costs of services	393.7	323.0
Selling, general and administrative expenses	207.4	179.0
Depreciation	12.4	10.9
Amortization	60.1	47.2

Total costs and expenses	673.6	560.1

Operating income	254.8	256.6
Other income, net	12.3	5.3
Minority interest in earnings, net of tax	(2.6)	(1.3)
Interest expense	(31.1)	(30.5)

Income from continuing operations before income taxes	233.4	230.1
Provision for income taxes	(86.2)	(90.5)

Income from continuing operations	147.2	139.6

Discontinued operations (Note 4):
Loss from discontinued operations, net of income tax benefit of $0 in 2003 and $2.2 in 2002	(10.3)	(11.5)

Net income	$136.9	$128.1

Per common share (basic):
Income from continuing operations	$1.09	$1.02
Discontinued operations	(0.08)	(0.08)

Net income	$1.01	$0.94

Shares used in computing basic earnings per share	134.9	136.4

Per common share (diluted):
Income from continuing operations	$1.08	$1.01
Discontinued operations	(0.08)	(0.08)

Net income	$1.00	$0.92 *

Shares used in computing diluted earnings per share	136.8	138.9

Dividends per common share	$0.06	$0.06

*
Does not total due to rounding.

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(In millions)	2003	2002
Cash flows from operating activities:
Net income	$136.9	$128.1
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Loss from discontinued operations	9.8	11.5
Depreciation and amortization	72.5	58.1
Deferred income taxes	10.5	9.8
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(1.0)	13.1
Current liabilities, excluding debt	(13.8)	(33.8)
Other current assets	1.7	1.6
Other long-term liabilities, excluding debt	4.4	(5.7)
Other assets	(27.5)	(32.7)

Cash provided by operating activities	193.5	150.0

Investing activities:
Additions to property and equipment	(11.4)	(8.5)
Additions to other assets, net	(25.3)	(26.9)
Acquisitions, net of cash acquired	(40.7)	(218.1)
Investments in unconsolidated affiliates	—	(0.1)
Proceeds on note receivable from sale of business	—	41.0
Deferred payments on prior year acquisitions	(1.4)	(4.9)

Cash used by investing activities	(78.8)	(217.5)

Financing activities:
Net short-term payments	(11.5)	(15.2)
Additions to long-term debt	155.3	137.9
Payments on long-term debt	(202.5)	—
Treasury stock purchases	(65.3)	(78.7)
Dividends paid	(8.4)	(8.6)
Proceeds from exercise of stock options	16.7	31.6
Other	0.2	0.6

Cash (used) provided by financing activities	(115.5)	67.6

Effect of foreign currency exchange rates on cash	3.3	(3.3)
Cash provided by discontinued operations	0.5	0.1

Increase (decrease) in cash and cash equivalents	3.0	(3.1)
Cash and cash equivalents, beginning of period	30.5	33.2

Cash and cash equivalents, end of period	$33.5	$30.1

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

	Common Stock:						Stock Held By Employee Benefits Trusts
					Accumulated Other Comprehensive (Loss) Income
(In millions)	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Total Shareholders' Equity
Balance, December 31, 2002	135.7	$225.1	$412.0	$925.4	$(359.4)	$(899.7)	$(82.4)	$221.0
Net income	—	—	—	136.9	—	—	—	136.9
Other comprehensive income	—	—	—	—	43.7	—	—	43.7
Shares issued under stock plans	1.2	0.4	10.0	—	—	—	8.5	18.9
Treasury stock purchased	(2.9)	—	—	—	—	(65.3)	—	(65.3)
Restricted stock cancelled	(0.3)	(0.3)	—	—	—	—	—	(0.3)
Cash dividends	—	—	—	(8.5)	—	—	—	(8.5)
Dividends from employee benefits trusts	—	—	0.3	—	—	—	—	0.3

Balance, September 30, 2003 (Unaudited)	133.7	$225.2	$422.3	$1,053.8	$(315.7)	$(965.0)	$(73.9)	$346.7

Accumulated Other Comprehensive Loss consists of the following components:

	September 30, 2003	December 31, 2002
	(Unaudited)
Foreign currency translation	$(196.0)	$(239.6)
Minimum pension liability, net of tax of $70.2 in 2003 and 2002	(117.0)	(117.0)
Cash flow hedging transactions, net of tax of $1.8 in 2003 and $1.9 in 2002	(2.7)	(2.8)

	$(315.7)	$(359.4)

Comprehensive Income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$51.2	$38.9	$136.9	$128.1
Other comprehensive income (loss):
Foreign currency translation adjustment	1.2	(33.9)	43.5	(60.2)
Change in cumulative loss from cash flow hedging transactions	0.6	(1.4)	0.2	(2.0)

	$53.0	$3.6	$180.6	$65.9

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2003

As used herein, the terms "Equifax", "the Company", "we", "our", and "us" refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

1.     BASIS OF PRESENTATION

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. This information reflects all adjustments, which are in the opinion of management, necessary for a fair presentation of the statement of financial position as of September 30, 2003, and the results of operations for the three and nine month periods ending September 30, 2003 and 2002 and the cash flows for the nine month periods ending September 30, 2003 and 2002. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S., or GAAP, have been condensed or omitted. We believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2002. That report includes a summary of our critical accounting policies. There have been no material changes in the accounting policies followed by us during fiscal 2003.

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

2.     NATURE OF OPERATIONS

We collect, organize and manage various types of financial, demographic, and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as state and federal governments. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to individuals. We have approximately 4,500 employees worldwide, and manage our business globally through the following three operating segments: Equifax North America, Equifax Europe, and Equifax Latin America. Our operations are predominantly located within the United States, with foreign operations principally located in Canada, the United Kingdom, and Brazil.

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

We develop, maintain, and enhance secured proprietary information databases through compilation of accounts receivable information about consumers and businesses that we obtain from a variety of sources, such as credit granting institutions, public record information, including bankruptcies, liens, and judgments, and marketing information from surveys and warranty cards. We process this information utilizing our proprietary information management systems and make it available to our customers in virtually any medium or format they choose.

3.     ACQUISITIONS

During the first nine months of 2003, we acquired the credit files, contractual rights to territories, customer relationships and related businesses of four independent credit reporting agencies in the United States and one in Canada that house consumer information on our system ("Affiliate"). Additionally, in April 2003 we completed the purchase of a small eMarketing business for $10.0 million. We acquired all of these businesses for $42.9 million primarily in cash, allocating $21.3 million of the purchase price to goodwill, $15.5 million to purchased data files, and $6.2 million to non-compete agreements. These allocations are preliminary estimates and will be finalized upon completion of the purchase valuation. In the case of the eMarketing business, the preliminary purchase price allocation does not include the effect of management's plan to involuntarily terminate certain employees of the acquired company. The results of operations for these acquisitions have been included in the consolidated statement of income from the date of acquisition, and have not been material.

4.     DISCONTINUED OPERATIONS

During the third quarter of 2002, we made the decision to exit the commercial services business in Spain. The business is currently held for sale, with the expectation that it will be sold in the near future. In accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144 the net assets, results of operations and cash flows of the Spain commercial business have been classified as "discontinued operations." For the third quarter of 2003 and 2002, revenues totaled $1.5 million and $1.6 million respectively. Our loss on discontinued operations, net of income taxes, was $1.6 million for the third quarter of 2003 and $10.8 million for the third quarter of 2002. For the first nine months of 2003 and 2002, revenues totaled $6.0 million and $6.3 million respectively. Our loss on discontinued operations, net of income taxes, was $10.3 million for the first nine months of 2003 and $11.5 million for the first nine months of 2002. In the quarter ended September 30, 2003, we entered into a letter of intent with a prospective buyer. We are still negotiating with the prospective buyer and will explore other options should our negotiation prove unsuccessful. The results of the Spain commercial business, for the nine months ended September 30, 2003, include our updated estimate of loss upon final disposition. The estimated loss on disposal recorded in the third quarter of 2002 totaled $9.0 million.

5.     RESTRUCTURING AND IMPAIRMENT CHARGES

In the fourth quarter of 2001, we recorded restructuring and impairment charges of $60.4 million ($35.3 million after tax or $0.25 per diluted share). The restructuring charges, which total $37.2 million, were associated with the alignment of our cost structure with changing market conditions to reduce expenses and improve efficiencies, particularly in international operations. The restructuring plan, which included headcount reductions of approximately 700 employees, consisted of severance costs and reserves to reflect our estimated exposure on facilities to be vacated or consolidated. The asset impairment charges, which total $23.2 million, reflected our write-down of several technology investments. At December 31, 2002, our remaining reserve balance was $16.3 million. During the first nine months of 2003, we paid $2.9 million against the reserve, leaving a remaining balance of

$13.4 million. An analysis of 2003 activity in the reserve through September 30 is as follows (in millions):

	Severance	Facilities and Other	Total
Balance, December 31, 2002	$1.6	$14.7	$16.3
Less, current period payments	(1.5)	(1.4)	(2.9)

Balance, September 30, 2003	$0.1	$13.3	$13.4

6.     LONG-TERM DEBT AND SHORT-TERM BORROWINGS

In October 2002, we issued new 4.95% fixed rate five-year unsecured notes with a face value of $250.0 million. The notes, which expire in 2007, were sold at a discount of $0.5 million. The discount, and related issuance costs, will be amortized on a straight-line basis over the term of the notes. Our $200.0 million 6.5% senior unsecured notes, originally issued in 1993, matured June 2003. We borrowed $200.0 million under our revolving credit facility to retire the maturing notes. The indebtedness evidenced by our 4.95% notes, our 6.3% notes, and our 6.9% debentures, none of which has been guaranteed by any of our subsidiaries, is unsecured, and ranks on parity in right of payment with all of our other unsecured and unsubordinated indebtedness from time to time outstanding. Long-term debt at September 30, 2003 and December 31, 2002 was as follows:

(In millions)	September 30, 2003	December 31, 2002
Senior Notes, 6.5%, due 2003, net of unamortized discount of $0.0 million in 2003 and $0.1 million in 2002	$—	$199.9
Notes, 6.3%, due 2005, net of unamortized discount of $0.3 million in 2003 and $0.4 million in 2002	249.7	249.6
Notes, 4.95%, due 2007, net of unamortized discount of $0.4 million in 2003 and $0.5 million in 2002	249.6	249.5
Debentures, 6.9%, due 2028, net of unamortized discount of $1.3 million in 2003 and $1.3 million in 2002	148.8	148.7
Borrowings under revolving credit facilities, weighted average rate of 1.6% at September 30, 2003 and 2.6% at December 31, 2002	178.1	21.8
Other	17.1	22.4

	843.3	891.9
Less current maturities	1.8	201.3

	$841.5	$690.6

7.     INCOME TAXES

Effective Tax Rates.    The effective tax rates from continuing operations were 37% in 2003 and 39% in 2002. The decrease in the effective rate over time is attributable to the implementation of state tax planning strategies related to the apportionment of state income taxes and franchise taxes.

Deferred Tax Assets.    We estimate levels of future taxable income and utilize prudent and feasible tax planning strategies in establishing and maintaining deferred tax assets. If we are unable to realize all or part of our deferred tax assets in the future, our effective tax rate could increase.

8.     SHAREHOLDERS' EQUITY

Treasury Stock.    During the first nine months of 2003, we repurchased 2,938,800 shares at an average price of $22.22 through open market transactions at an aggregate investment of $65.3 million. As of September 30, 2003, approximately $156.9 million remained authorized for future share repurchases.

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

	Third Quarter		Nine Months
(In millions, except per share data)	2003	2002	2003	2002
Net income, as reported	$51.2	$38.9	$136.9	$128.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.0)	(2.8)	(11.3)	(12.0)

Pro forma net income	$49.2	$36.1	$125.6	$116.1

Earnings per share:
Basic—as reported	$0.38	$0.29	$1.01	$0.94

Basic—pro forma	$0.37	$0.27	$0.93	$0.85

Diluted—as reported	$0.38	$0.28	$1.00	$0.92

Diluted—pro forma	$0.36	$0.26	$0.92	$0.84

10.   COMMITMENTS AND CONTINGENCIES

Agreement with Computer Sciences Corporation.    We have an agreement with Computer Sciences Corporation and certain of its affiliates ("CSC") under which CSC-owned credit reporting agencies utilize our computerized credit database services. CSC retains ownership of its credit files and the revenues generated by its credit reporting activity. We receive a processing fee for maintaining the database and for each report supplied. The agreement was renewed by CSC for a ten-year period beginning August 1, 1998. The agreement provides us with an option to purchase CSC's credit reporting business if CSC does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. Under the agreement CSC also has an option, exercisable at any time, to sell its credit reporting business to us. The option expires in 2013. The option exercise price will be determined by a third- party appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if the option were exercised at this time, the price would fall within a range of approximately $650.0 to $700.0 million. This estimate is based solely on our internal analysis of the value of the businesses, market conditions at the time of our analysis, and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than the estimated amount. If CSC were to exercise its option, we would have to obtain additional sources of funding. We believe that this funding would be available from sources such as additional bank lines of credit and the issuance of public debt and/or equity. However, the availability and terms of any such capital financing would be subject to a number of factors, including credit market conditions, the state of the equity markets, general economic conditions, and our financial performance and condition. See the "Risk Factors" section of the "Management's Discussion and Analysis" included in our annual report on Form 10-K for the year ended December 31, 2002.

Data Processing and Outsourcing Services Agreements.    We have separate agreements with IBM, Polk/Acxiom, Seisint Inc., Xerox Connect, Inc., and Jones Lang LaSalle which outsource portions of our computer data processing operations and related functions and certain administrative functions. The agreements expire between 2004 and 2013. The estimated aggregate contractual obligation remaining under these agreements is $478.8 million as of September 30, 2003, with no future year expected to exceed $106.3 million. However, these amounts could be more or less depending on various factors such as the inflation rate, the introduction of significant new technologies, or changes in our servicing needs as a result of acquisitions or divestitures. Under certain circumstances (e.g., a change in control, or for our convenience), we may terminate these agreements. However, some of the agreements provide that we must pay a significant termination charge in the event of such a termination. See "Summary of Selected Recent Events" on page 18 for a description of the IBM agreement.

Guarantees.    We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit is less than $15.0 million and all have a maturity of less than one year. Guarantees are issued from time to time to support the needs of operating units. The only outstanding guarantee that is not reflected as a liability on our balance sheet was extended in connection with the sale of our risk management collections business to RMA Holdings, LLC ("RMA") in October 2000, at which time we guaranteed the operating lease payments of a partnership affiliated with RMA to a lender of the partnership pursuant to a term loan. The term loan, which had $7.4 million outstanding as of September 30, 2003, expires December 1, 2011. Our obligations under such guarantee are not secured. We believe that the likelihood of demand for payment under these instruments is minimal and expect no material losses to occur in connection with these instruments.

Litigation.    We are involved in various lawsuits, claims, and legal proceedings arising in the normal course of our business that are described in our 2002 Annual Report on Form 10-K and our quarterly reports on Form 10-Q for the periods ended March 31, 2003 and June 30, 2003. During the three months ended September 30, 2003, there were no material developments in such lawsuits, claims and legal proceedings.

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

A description of segment products and services is as follows:

Equifax North America:    Information Services, which includes consumer services, such as credit information; locate services; fraud detection and prevention services; mortgage loan origination information; analytics and consulting; decisioning solutions, identity verification services, and commercial services, in the United States and Canada; Marketing Services, which consist of credit card marketing services and the provision of consumer demographic and lifestyle information; and Consumer Direct, which consists of credit and finance products sold directly to individuals.

Equifax Europe:    Information Services, which includes Consumer and Commercial Services, such as credit, credit scoring and modeling services; and Credit Marketing Services, and products sold directly to consumers through Consumer Direct Services.

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

Operating revenue and operating income by segment for the third quarter and first nine months of 2003 and 2002 are as follows:

	Third Quarter			Nine Months
(In millions)	2003		2002	2003	2002
Operating Revenue:
Equifax North America	$256.6		$238.6	$776.9	$657.8
Equifax Europe	31.7		32.8	94.4	95.6
Equifax Latin America	21.5		18.3	57.1	58.9
Other	—		—	—	4.4

	$309.8		$289.7	$928.4	$816.7

Operating Income (Loss):
Equifax North America	$89.4		$95.7	$270.2	$264.6
Equifax Europe	4.9		0.9	13.4	8.4
Equifax Latin America	6.0		5.1	13.9	14.7
Other	—		—	—	4.4
General Corporate Expense	(11.5)		(12.0)	(42.7)	(35.5)

	$88.9	*	$89.7	$254.8	$256.6

Total assets by segment at September 30, 2003, and December 31, 2002, are as follows:

	September 30, 2003	December 31, 2002
Equifax North America	$1,105.1	$1,064.8
Equifax Europe	174.6	174.4
Equifax Latin America	196.1	161.8
Other	3.5	3.5
Corporate	113.2	94.9
Discontinued Operations	0.9	7.5

	$1,593.4	$1,506.9

*
Does not total due to rounding

12.   RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF Issue No. 00-21 did not have a material impact on our financial position or on our results from operations for the quarter ended September 30, 2003. We will continue to evaluate EITF Issue No. 00-21 and do not expect that it will have a material impact on our financial position or results of operations.

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

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. On October 8, 2003, the FASB deferred the effective date of FIN 46, such that we will be required to apply the provisions beginning with the 4th quarter of 2003. There has been no impact on our financial position or results of operations for the first nine months of 2003 under FIN 46. We will continue the process of evaluating FIN 46, and its prospective impact on our financial position and results of operations, for variable interest entities created or acquired prior to February 1, 2003.

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

We enter into hedging transactions in order to reduce financial volatility and manage the mix of fixed versus floating interest rate obligations of our debt portfolio. As of September 30, 2003, the only hedging transactions to which we were a counterparty consisted of interest rate swap agreements.

At September 30, 2003, we have a $29.0 million notional amount floating-to-fixed interest rate swap agreement in place with a bank counterparty that fixes the interest rate on the $29.0 million synthetic lease related to our corporate headquarters through its maturity in 2010. This hedge has been designated as a cash flow hedge under SFAS 133, is fully effective, and at September 30, 2003, was valued as a liability totaling $4.5 million. This liability is included with other current liabilities in the accompanying consolidated balance sheets, and the related loss was recorded, net of income tax, as a component of accumulated other comprehensive loss.

At September 30, 2003, we also have interest rate swap agreements in place with bank counterparties to float the interest rate on $250.0 million of our fixed rate senior unsecured notes through their maturity date in 2005. These derivatives have been designated as fair value hedges and are fully effective. The value of these swaps was $15.3 million at September 30, 2003, and was recorded as an asset along with a corresponding increase in long-term debt.

Our maximum exposure to loss due to credit risk on these interest rate swap agreements approximates $10.8 million if all of the bank counterparties default. We mitigate this exposure by monitoring the concentration of risk exposure that we have with any one bank, and through the use of minimum credit quality standards for all counterparties.

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

Forward-Looking Statements

The following discussion contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Words such as "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "seeks," "plan," "project," "continue," "predict," and other words or expressions of similar meaning are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are based on our current expectations about future events or results and information that is currently available to us, involve assumptions, risks and uncertainties, and speak only as of the date on which such statements are made. Our actual results may differ materially from the results discussed in such forward-looking statements. Important factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to, those discussed under the heading "Government Regulation and Pending Legislation" in this Item 2, those discussed under the heading "Forward Looking Statements" and in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors," in our 2002 annual report on Form 10-K, and those set forth in our other filings with the SEC and our press releases. We caution that the risks and factors discussed in our 2002 annual report on Form 10-K and in such other filings and press releases are not exclusive. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Product Line Overview

We collect, organize, and manage various types of financial, demographic, and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare, and insurance industries, as well as state and federal governments. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to individuals. We have approximately 4,500 employees worldwide, and manage our business globally through the following three operating segments: Equifax North America, Equifax Europe, and Equifax Latin America. Our operations are predominantly located within the United States, with foreign operations principally located in Canada, the United Kingdom, and Brazil. Our products and services are further categorized into the following three product lines: Information Services, Marketing Services, and Consumer Direct.

In 2002, we redefined our Information Services product line, established Marketing Services as a separate product line to accommodate and reflect the strategic expansion of our direct marketing products and services resulting from organic growth and acquisitions.

Information Services

Information Services now includes our Consumer Services, Commercial Services, and Mortgage Services, which we had historically referred to collectively as our "credit information services."

  Consumer Services are products and services derived from the credit information that we maintain regarding individual consumers. These products and services include credit reporting and scores, identity verification, risk management, fraud detection, modeling services, and certain of our decisioning products, which are systems that automate a variety of decision making processes. Customers utilize the information we provide to make decisions for a wide range of credit and business purposes, such as whether, and on what terms, to approve loans, credit card applications, identity verification, and similar business uses.

  Commercial Services are products and services derived from our database of information about businesses. These products and services include credit reporting, credit scoring, and risk management and are provided to a wide variety of customers primarily in Canada, the United Kingdom, and Brazil. We are continuing to develop our limited Commercial Services offerings in the United States, recently introducing our Small Business suite of products, which are based on a database which now contains comprehensive credit information on nearly 20 million small businesses. These products include a risk rating tool for account origination and portfolio management and our Small Business Credit Report. These solutions are designed to help our customers make informed decisions about their customers and prospects.

  Mortgage Services provide specialized credit reports to mortgage lenders in the United States. These products combine the reports of the three major credit reporting agencies into one comprehensive report.

  Information Services also includes our Fraud, Safety & Security product offerings, providing businesses and governments with solutions to help acquire, manage, and distribute information about high-risk individuals and entities, aid in the prevention of terrorist activity across the globe, help our customers meet regulatory compliance requirements, and uncover money-laundering risks.

Marketing Services

Marketing Services include our Credit Marketing and Direct Marketing Services.

  Credit Marketing Services are derived from our consumer credit information databases, and include prescreen and account review services. Direct Marketing Services are comprised of the postal and email marketing ("eMarketing") services that we provide in the U.S., and include the products and services that were formerly referred to as our Consumer Information Services. Customers use our compiled, self-reported, permission-based consumer marketing databases and services to solicit consumers via postal and email communications. Our targeted high quality demographic and lifestyle information lists and list performance services, including data enhancement, list hygiene (which verifies a customer's information against other data), modeling and analytical consulting, are designed to facilitate improved mail and email response, and increased customer loyalty. These products also enable customers to target specifically defined market segments, individuals, and businesses, and design more efficient and cost effective marketing campaigns.

Consumer Direct

Consumer Direct includes individual credit information and other financial products and services offered directly to consumers in the United States primarily through a secure Internet channel. Consumer Direct's products and services provide information to consumers which enable them to reduce their exposure to identity fraud and to monitor their credit health. In 2002, we began offering Consumer Direct products to Canadian consumers. During the quarter just ended, we introduced Consumer Direct products in the UK. Revenues from these products are included in the revenues for our Europe business segment.

Product Lines and Segments

Information Services products are provided in varying degrees through each of our operating segments. Marketing Services and Consumer Direct products are provided through our Equifax North America and Europe segments. When we refer to our "U.S. Consumer and Commercial Services" from time to time, we mean the Consumer and Commercial Services that we provide in the United States, which we previously referred to as "U.S. Credit Information Services." Similarly, when we refer to our "Canadian Operations," we mean the Consumer Services, Commercial Services, Credit Marketing, and Consumer Direct services that we provide in Canada. References to "North American Information Services" include U.S. Consumer and Commercial Services, Mortgage Services, and Canadian Operations.

Databases

We develop, maintain, and enhance secured proprietary information databases through compilation of accounts receivable information about consumers and businesses that we obtain from a variety of sources, such as credit granting institutions, public record information, including bankruptcies, liens, and judgments, and marketing information from surveys and warranty cards. We process this information utilizing our proprietary information management systems and make it available to our customers in any medium or format they choose.

Summary of Selected Recent Events

Acquisitions.    During the first nine months of 2003, we acquired the credit files, contractual rights to territories, customer relationships and related businesses of four independent credit reporting agencies in the United States and one in Canada and a small email marketing business, for $42.9 million, primarily in cash. See Note 3 to the Consolidated Financial Statements.

IBM Agreement—In August 2003 we entered into an agreement with International Business Machines Corporation (IBM) to provide on demand technology services for our operations in the United States, Canada, and Europe (the "Agreement"). The Agreement renews and expands an existing contract pursuant to which IBM provided to us mainframe and network operations services, which was to expire in 2008. The 10-year Agreement provides $400 million in additional estimated revenue to IBM for a total contract value of $800 million. We expect to realize significant cost savings from the Agreement.

Government Regulation and Pending Legislation

A significant portion of our business involves the collection of consumer credit information and the distribution of such information to businesses which make credit, service, and marketing decisions. As a result, certain of our activities and products and services are subject to regulation under various local, state, and federal laws in the United States, including the Fair Credit Reporting Act, or "FCRA", which regulates the use of consumer credit information. The United States Senate and the House of Representatives have passed separate bills amending the FCRA, which are now before a joint conference committee. Action by both houses on a final version of the legislation is expected by the end of November. Both the House and Senate bills would make permanent the FCRA's preemption of state laws regulating certain aspects of consumer reporting that would otherwise expire at the end of this year. The preservation of national uniform standards is important to us, and that aspect of the proposed legislation is a favorable development. However, provisions of both bills also would impose on us new requirements to provide credit scores and free credit reports annually to consumers on request. Details of the credit report and score requirements and other provisions of the proposed legislation, including provisions that would mitigate potential adverse effects of the legislation, differ in important respects between the two bills. These mitigation provisions include terms and procedures that avoid peaks in demand for free reports, specify methods of requesting the free reports that permit efficient handling, give the ability to charge reasonable fees for credit scores, provide twelve months or more to prepare for implementation, preempt further state free report laws and expand the periods within which such reports must be delivered and information reverified. This legislation could result in additional expense that could have a material adverse effect on our financial condition and results of operations. We cannot predict the net impact of the proposed legislation on our business, however, until we know its final terms and have the opportunity to evaluate the effects of countervailing factors, including the nature of mitigation provisions included in the final legislation, internal steps to lessen its impact, and opportunities to market fee-generating products to consumers requesting free reports.

Components of Income Statement

Revenues from our three operating segments, Equifax North America, Equifax Europe and Equifax Latin America, are generated from a variety of products and services categorized into three groups: Information Services, Marketing Services, and Consumer Direct. In the third quarter of 2003, our Equifax North America segment generated 83% of our worldwide revenues and 89% of our operating profit before corporate expenses. For the nine months ended September 30, 2003, our North America segment generated 84% of our worldwide revenues and 91% of our operating profit before corporate expenses. We provide information regarding our non-US based operations in local currency to demonstrate the economic effect of such operations without the impact of currency translation. We believe this is useful to one's understanding of the business.

Information Services revenues are principally transaction related, and are derived from our sales of the following products (virtually all delivered electronically): credit reporting and scoring, mortgage reporting, identity verification, fraud detection, decisioning, and modeling services. Revenues from Marketing Services are derived from our sales of products that help customers acquire new customers, and manage existing customers, and include our Credit Marketing and Direct Marketing Services. Consumer Direct revenues are transaction related, and are derived from our sales of credit reporting products and identity theft monitoring services, which we deliver to consumers electronically via the Internet and via mail. Our revenues are sensitive to a variety of factors, such as demand for, and price of, our services, technological competitiveness, our reputation for providing timely and reliable service, competition within our industry, federal, state, and foreign regulatory requirements governing privacy and use of data, and general economic conditions. Our operating expenses include costs of services and selling, general, and administrative, or SG&A, expense. Costs of services consist primarily of data acquisition and royalties; customer service costs, which include personnel costs to collect, maintain and update our proprietary databases, to develop and maintain software application platforms, and to provide consumer and customer call center support; hardware and software expense associated with transaction processing systems; telecommunication and computer network expense; and occupancy costs associated with facilities where these functions are performed. SG&A expenses consist primarily of personnel costs for compensation paid to sales and administrative employees and management. Depreciation and amortization expense includes amortization of acquired intangible assets.

Consolidated Results of Operations

Our consolidated results for the three and nine month periods ended September 30, 2003 and 2002 are as follows:

	Third Quarter		Nine Months
(In millions, except per share data)	2003	2002	2003	2002
Revenue	$309.8	$289.7	$928.4	$816.7
Operating Income	$88.9	$89.7	$254.8	$256.6
Income from Continuing Operations	$52.8	$49.7	$147.2	$139.6
Net Income	$51.2	$38.9	$136.9	$128.1
Diluted EPS:
Income from Continuing Operations	$0.39	$0.36	$1.08	$1.01
Net Income	$0.38	$0.28	$1.00	$0.92

All references to earnings per share data in this MD&A are to diluted earnings per share unless otherwise noted.

Highlights for Third Quarter 2003 Consolidated Financial Results

  •
  Consolidated revenues of $309.8 million increased 7% over the same period a year ago.

  •
  Income from continuing operations was $52.8 million compared to $49.7 in the prior year.

  •
  Earnings per share from continuing operations increased 8%.

  •
  Total debt outstanding at September 30, 2003 was $868.6 million, with an average interest rate of 3.9% compared to $895.0 million with an average interest rate of 4.9% in the prior year.

  •
  Cash provided by operations was $91.4 million up $33.6 million from the same period a year ago.

  •
  Repurchase of 1.5 million shares of common stock for a total investment of $35.5 million.

Third Quarter 2003 Compared With Third Quarter 2002.

Our consolidated operating revenues of $309.8 million for the three months ended September 30, 2003 grew by $20.1 million, or 7%, over the same period one year ago. This growth was provided primarily by our Equifax North America segment and was driven by volume increases for Information Services and Consumer Direct more than offsetting lower volume for Marketing Services. Information Services growth was fueled by 10% growth in our US consumer and commercial services business and by 14% growth in our Mortgage Services due to slightly higher refinancing volumes when comparing the same quarter this year to last year. Marketing Services was off 11% when compared to the same quarter a year ago due mainly to volume decreases. Consumer Direct revenues grew 69% over the same period one year ago due to continued growth in consumer subscriptions and number of transactions. Equifax Latin America grew 11% in local currency despite difficulties in the economic environment. Our revenues for Equifax Latin America grew by 17% compared to the prior period including a favorable foreign currency impact of $1.2 million. Our European segment reported third quarter revenues of $31.7 million, which is $1.1 million less than the third quarter of 2002. Foreign exchange rates provided a benefit of $1.8 million to Europe's operating revenues.

Consolidated operating expenses for the third quarter of 2003 of $220.9 million grew by $20.9 million, or 10%, over the same period in 2002. This increase is primarily the result of volume increases in correlation to revenue growth, expenditures related to the integration of our eMarketing business into our Direct Marketing Services product line, operations of our eMarketing business and new growth initiatives. Volume growth in our Consumer Services, Mortgage Services, and Consumer Direct businesses accounted for $11.9 million or 57% of our expense growth. Expenses associated with our eMarketing business accounted for $6.5 million or 31% of our total expense growth. eMarketing operating expenses and business integration costs outpaced reduced eMarketing revenue. If eMarketing personnel reductions (109 full time equivalents in Q3 of 2003) and operating efficiencies, that have been initiated in an attempt to bring eMarketing operating costs in line with eMarketing revenue, are not enough to produce acceptable results, management may have to take additional action, including greater personnel reductions and facility consolidations. Growth initiatives for which current expenditures will create future revenue streams are our Fraud, Safety and Security and our Small Business Enterprise businesses. These businesses were the predominate source of remaining expense growth for the quarter. Compared to the third quarter of 2002, we reduced consolidated headcount by 400 full time equivalents across business units in a continuing drive to generate incremental operating efficiencies on a consolidated basis.

Costs of services increased by $15.8 million or 14% compared to the same quarter of 2002. Costs of services represent 42% of total operating revenues for the quarter, an increase from 39% for the same quarter last year. Volume increases in our U.S. Consumer and Commercial Services, Mortgage Services, and Consumer Direct businesses continue to drive increased expenditures in royalty expenses, data costs, and production expenses.

SG&A grew by $0.5 million or 1% over the same quarter a year ago. As a percent of total operating revenues, SG&A decreased to 22% for the third quarter of 2003 from 23% from the same quarter in 2002. The increase in dollars is due primarily to growth in our business.

Operating income for the third quarter of 2003 decreased by $0.8 million or 1% as investment in growth initiatives, growth in our lower margin Marketing Services and Consumer Direct businesses, expenses related to the integration of our eMarketing business into our Direct Marketing Services, operations of our eMarketing business and volume related increases in costs of sales combined to produce operating margins of 29% for the quarter compared to 31% for the same period of 2002. Our business mix is shifting as we continue to diversify our marketing and consumer businesses to drive incremental revenues and profits.

Other income, net

Other income, net of $3.0 million for the third quarter of 2003, is comprised primarily of income from our share of collections amounting to $2.7 million related to the sale of our risk management collections business in 2000 and $0.5 million in interest income. This compares favorably to other income, net of $2.0 million for the third quarter of 2002, which is comprised primarily of interest income.

Interest expense

Interest expense decreased $1.8 million in the third quarter 2003 compared to the third quarter 2002. These decreases were due to lower interest rates. Total debt outstanding of $868.6 million as of September 30, 2003 is $26.4 million lower than the balance of $895.0 million at September 30, 2002.

Effective Tax Rates

Our effective tax rates from continuing operations were 36% and 39% for the third quarters ended 2003 and 2002, respectively. The decrease in the effective rate over time is due to the implementation of state tax planning strategies related to the apportionment of state income taxes and franchise taxes.

Segment Results

Our segment results for the third quarter 2003 and 2002 are as follows:

	Third Quarter			Variance
(In millions)	2003		2002	$	%
Operating Revenue:
Equifax North America	$256.6		$238.6	$18.0	8%
Equifax Europe	31.7		32.8	(1.1)	(3)%
Equifax Latin America	21.5		18.3	3.2	17%
Other	—		—	—	0%

	$309.8		$289.7	$20.1	7%

Operating Income:
Equifax North America	$89.4		$95.7	$(6.3)	(7)%
Equifax Europe	4.9		0.9	4.1	487%
Equifax Latin America	6.0		5.1	0.9	18%
Other	—		—	—	0%
General Corporate Expense	(11.5)		(12.0)	0.5	4%

	$88.9	*	$89.7	$(0.8)	(1)%

*
Does not total due to rounding

Equifax North America

In the third quarter of 2003, Equifax North America generated 83% of our revenue and 89% of our operating profit before corporate expense. This segment's revenue increased 8% compared to the same period last year.

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

  •
  Credit Marketing Services provided in the U.S.;

  •
  Direct Marketing Services which are comprised of the postal and email marketing services provided in the U.S. and include the products and services that we formerly referred to as our Consumer Information Services;

  •
  Consumer Direct products and services that we provide in the United States, Canada, and the UK.

	Third Quarter		Variance
(In millions)	2003	2002	$	%
Equifax North America Revenue:
U.S. Consumer and Commercial Services	$131.9	$119.9	$12.0	10%
Mortgage Services	18.3	16.0	2.3	14%
Canadian Operations	23.3	19.4	4.0	21%

Total North America Information Services	$173.5	$155.3	$18.3	12%

Credit Marketing Services	38.2	42.2	(4.0)	(9)%
Direct Marketing Services	26.2	30.1	(3.9)	(13)%

Total Marketing Services	64.4	72.3	(7.9)	(11)%

Consumer Direct	18.7	11.0	7.7	70%

	$256.6	$238.6	$18.0	8%

Third Quarter 2003 Compared With Third Quarter 2002.

U.S. Consumer and Commercial Services revenues for the third quarter 2003 grew by $12.0 million, or 10%, over the same quarter last year. The increase was largely due to a combination of new accounts and increased volume in existing accounts. Mortgage refinancing slowed down in the third quarter of 2003 as mortgage interest rates came off of their 40 year low. As a result, Mortgage Services revenue growth slowed to 14% when compared to the same three months last year. Our business mix shifted in the third quarter of 2003 toward increased volumes in our marketing and consumer related businesses which have a lower price per unit of online activity. Canadian Operations revenues increased by $4.0 million or 21% due to increased volumes in consumer line and decision solutions businesses.

Credit Marketing Services revenues decreased $4.0 million, or 9%, compared to the third quarter of last year. The same quarter comparison reflects price compression exacerbated by net volume decreases. Direct Marketing Services revenues decreased by $3.9 million or 13%, due mainly to the deterioration in the performance of our eMarketing business. As discussed above, we have reduced headcount in our eMarketing business by 109 full time equivalents compared to the same quarter last year. Our marketing services business does not involve the sending of unsolicited commercial email (spam). However, increased business and legislative efforts to reduce and or regulate the use of spam continues to negatively affect marketing services in general and to adversely impact sales of our consumer requested email marketing (opt-in) services. Numerous Federal and State legislative proposals would regulate the use of spam and we believe such legislation would result in greater market acceptance of opt-in email marketing. In addition, the establishment of the national telemarketing do-not-call registry and efforts by marketers to utilize non-telephonic means of marketing may benefit Direct Marketing Services through increased demand for its non-telephonic products and services. However, the national do-not-call list registry is currently being challenged in court. We cannot predict the terms of any anti-spam legislation that might be enacted or the results of the challenge to the national do-not-call list or their possible impact on our business.

Consumer Direct revenues grew $7.6 million or 69% compared to the same quarter last year due to new subscriptions and an increase in renewals of our Credit Watch product.

Equifax North America operating profit for the third quarter 2003 was $89.4 million, a decrease of $6.3 million, or 7%, over the third quarter of the previous year. Because of increased expenses resulting from investment in future growth initiatives, such as our Fraud, Safety and Security and Small Business Enterprise businesses, and the ongoing expenses from the integration of eMarketing services into Direct Marketing Services, Equifax North America produced margins of 35% compared to 40% one year ago. See our discussion above regarding expenses related to volume growth, eMarketing integration, eMarketing operations and investment in future growth initiatives that also apply here. We expect operating margins will improve as our new initiatives continue to grow and margins in these new initiatives improve with maturity.

Equifax Europe

Third Quarter 2003 Compared With Third Quarter 2002.

Equifax Europe includes the results of our operations in the United Kingdom, Spain, Portugal, and Italy, and our support operations in Ireland. Our commercial operations in Spain for the third quarter 2003 and 2002 are classified as discontinued operations, while our consumer operations in Spain are included in this segment as continuing operations. Our revenue growth for the segment declined 9% in local currency but was only down 3% from the same quarter last year after foreign currency translation.

For the combined Equifax Europe segment, operating margins increased from 3% in the third quarter of 2002 to 15% in the third quarter of 2003, due to extensive cost reductions driven by lower headcount. Relatively flat revenue in the United Kingdom, Spain and Portugal offset margin erosion in Italy. Equifax Europe reported operating income of $4.9 million for the third quarter of 2003 and $0.8 million for the third quarter of 2002.

Equifax Latin America

Third Quarter 2003 Compared With Third Quarter 2002.

Equifax Latin America includes results of our operations in Brazil, Argentina, Chile, Peru, Uruguay, and El Salvador. In local currency, combined operating revenues for this segment improved by 11% over third quarter of the previous year, and were up by 17% after foreign exchange translation.

Operating income for the Equifax Latin America segment increased from $5.1 million for the third quarter of 2002 to $6.0 million for the third quarter of 2003. Operating margins were 28% for both periods.

Other

In our Other segment, we report information about the former lottery business, which consists solely of an agreement between a subsidiary of ours and GTECH Corporation. Pursuant to this subcontract, GTECH assumed obligations of our subsidiary under a contract with the State of California to install a system to automate the processing of instant lottery tickets, provide terminals and related security hardware, and license various software applications developed to support the system. We have exited the lottery business, and all previously deferred revenue related to this subcontract has now been recognized, and no further revenue or operating income is expected to occur in this segment.

General Corporate

General corporate expense decreased by $0.5 million, or 4%, to $11.5 million in the third quarter 2003 compared to the same period a year ago. The large scale productivity project that had generated significant consulting fees in the first two quarters of 2003 has been completed and resulted in a new agreement with IBM to provide global on demand technology services. See Summary of Selected Recent Events on page 18.

First Nine Months 2003 Compared With First Nine Months 2002.

Our operating revenues of $928.4 million for the nine months ended September 30, 2003 grew by $111.7 million, or 14%, over the same period one year ago. This growth was provided primarily by our Equifax North America segment and was driven by volume increases across all product lines: Information Services, Marketing Services and Consumer Direct. Information Services growth was fueled by 16% growth in our US consumer and commercial services business and by 45% growth in our Mortgage Services due to stronger refinancing volumes in the first nine months of 2003 compared to the same period in 2002. Marketing Services grew 9% overall. Our eMarketing business provided significant revenue growth for Direct Marketing Services during the first nine months of 2003 compared to the first nine months of 2002. Consumer Direct revenues grew 85% over the same period one year ago due to continued growth in consumer subscriptions and transactions. Equifax Latin America grew 9% in local currency despite continuing difficulties in the economic environment. Our revenues for Equifax Latin America declined by 3% compared to the prior period due to an unfavorable foreign currency impact. Equifax Europe reported revenue declines of 11% in local currency, yet only a 1% decline including favorable currency benefit to Europe's operating revenues. Our European segment reported first nine month revenues of $94.4 million, which is relatively even with first nine months of 2002.

Consolidated operating expenses for the first nine months of 2003 of $673.6 million grew by $113.5 million, or 20%, over the same period in 2002. This increase is primarily the result of volume increases in correlation to revenue growth, expenditures primarily related to the integration of our eMarketing business into our Direct Marketing Services product line and new growth initiatives. Expenses associated with our eMarketing business account for $47.6 million or 42% of our total expense growth. These are a combination of the expenses of a new product line and the costs associated with the headcount reduction and integration efforts discussed above. Growth initiatives for which current expenditures will create future revenue streams are our Fraud, Safety and Security and Small Business Enterprise businesses. Volume growth in our Consumer Services, Mortgage Services and Consumer Direct businesses accounted for $44.9 million or 40% of our expense growth. During the first nine months of 2003, we have reduced headcount by 379 full time equivalents across business units in a continued drive to provide operating efficiencies.

Costs of services during the first nine months of 2003 increased by $70.7 million or 22% compared to the first nine months of 2002. Costs of services represent 42% of total operating revenues for the period, an increase from 40% for the same period last year. Volume increases in our U.S. Consumer and Commercial Services, Mortgage Services and Consumer Direct businesses continue to drive increased expenditures in royalty expenses, data costs, and production expenses. In addition, incremental eMarketing costs for the compared periods were exacerbated by the integration expenditures discussed above.

SG&A grew by $28.4 million or 16% over the same period a year ago. As a percent of total operating revenues, SG&A decreased to 22% for the first nine months of 2003 from 23% from the same period in 2002. The increase in dollars is due primarily to eMarketing's SG&A.

Operating income for the first nine months of 2003 decreased by $1.8 million or 1% as investment in growth initiatives, growth in our lower margin Marketing Services and Consumer Direct businesses, expenses related to eMarketing and volume related increases in costs of sales combined to produce operating margins of 27% for the period compared to 31% for the same period of 2002. Our business mix continues to shift as we diversify into marketing and consumer businesses for the purpose of driving incremental revenues, profits and cash flow.

Other income, net

Other income, net of $12.3 for the first nine months of 2003 is comprised primarily of income from our share of collections amounting to $9.0 million related to the sale of our risk management collections business in 2000, $1.8 million of exchange gains on foreign currency, and $1.4 million in interest income. This compares favorably to other income, net of $5.3 million for the first nine months of 2002 which is comprised primarily of interest income of $5.7 million and gains on foreign currency of $1.2 million.

Interest expense

Interest expense increased $0.6 million for the first nine months compared to 2002. These increases were due to higher average borrowings. Total debt outstanding of $868.6 million as of September 30, 2003 is $26.3 million lower than the balance of $895.0 million at September 30, 2002. The increase in debt from September 30, 2002 to September 30, 2003 provided cash for business acquisitions and for stock repurchases.

Effective Tax Rates

Our effective tax rates from continuing operations were 37% and 39% for the first nine months of 2003 and 2002, respectively. The decrease in the effective rate over time is due to the implementation of state tax planning strategies related to the apportionment of state income taxes and franchise taxes.

Segment Results

Our segment results for the first nine months ended 2003 and 2002 are as follows:

	Nine Months		Variance
(In millions)	2003	2002	$	%
Operating Revenue:
Equifax North America	$776.9	$657.8	$119.1	18%
Equifax Europe	94.4	95.6	(1.2)	(1)%
Equifax Latin America	57.1	58.9	(1.8)	(3)%
Other	—	4.4	(4.4)	(100)%

	$928.4	$816.7	$111.7	14%

Operating Income:
Equifax North America	$270.2	$264.6	$5.6	2%
Equifax Europe	13.4	8.4	5.1	61%
Equifax Latin America	13.9	14.7	(0.8)	(6)%
Other	—	4.4	(4.4)	(100)%
General Corporate Expense	(42.7)	(35.5)	(7.2)	(20)%

	$254.8	$256.6	$(1.8)	(1)%

Equifax North America

In the first nine months of 2003, Equifax North America generated 84% of our revenue and 91% of our operating profit before corporate expense. This segment's revenue increased 18% compared to the same period last year.

	Nine Months			Variance
(In millions)	2003		2002	$	%
Equifax North America Revenue:
U.S. Consumer and Commercial Services	$391.2		$338.6	$52.6	16%
Mortgage Services	56.4		38.9	17.5	45%
Canadian Operations	66.7		58.2	8.5	15%

Total North America Information Services	$514.3		$435.7	$78.6	18%

Credit Marketing Services	120.2		122.7	(2.5)	(2)%
Direct Marketing Services	91.4		71.8	19.6	27%

Total Marketing Services	211.6		194.6	17.0	9%

Consumer Direct	50.9		27.5	23.4	85%

	$776.9	*	$657.8	$119.1	18%

*
Does not total due to rounding

First Nine Months 2003 Compared With First Nine Months 2002.

U.S. Consumer and Commercial Services revenues for the first nine months of 2003 grew by $52.6 million, or 16%, over the same period last year. The increase was largely due to a combination of new accounts and increased volume in existing accounts. Additional momentum resulted from mortgage refinancing with Mortgage Services delivering 45% growth as mortgage interest rates reached 40 year lows. Overall pricing remained stable, e.g. the average price decrease per online unit was only 5% through the first nine months of 2003. Canadian Operations revenues increased by $8.5 million or 15% due to increased volumes in the first nine months of 2003 compared to the same period in 2002.

Credit Marketing Services revenues marginally increased compared to the first nine months of last year.

Direct Marketing Services revenues increased by $19.7 million, or 27%, due mainly to the acquisition of our eMarketing business in the third quarter of 2002. Our marketing services business does not involve the sending of unsolicited commercial email (spam). However, increased business and legislative efforts to reduce and or regulate the use of spam continues to negatively affect marketing services in general and to adversely impact sales of our consumer requested email marketing (opt-in) services. Numerous Federal and State legislative proposals would regulate the use of spam and we believe such legislation would result in greater market acceptance of opt-in email marketing. In addition, the establishment of the national telemarketing do-not-call registry and efforts by marketers to utilize non-telephonic means of marketing may benefit Direct Marketing Services through increased demand for its non-telephonic products and services. However, the national do-not-call list registry is currently being challenged in court. We cannot predict the terms of any anti-spam legislation that might be enacted or the results of the challenge to the national do-not-call list or their possible impact on our business.

Consumer Direct revenues grew $23.4 million or 85% compared to the same period last year due to new subscriptions and an increase in renewals of our Credit Watch product.

Equifax North America grew operating profit to $270.2 million, an increase of $5.6 million, or 2%, over the first nine months of the previous year based on strong revenue growth across all businesses. While investing in future growth initiatives, such as our Fraud, Safety and Security and Small Business

Enterprise businesses, and absorbing business integration costs, Equifax North America produced margins of 35% compared to 40% one year ago. We anticipate that operating margins will continue to shift while we continue to invest in new electronic marketing, safety & security, and consumer initiatives, and also expect that margins in these new initiatives will improve with maturity.

Equifax Europe

First Nine Months 2003 Compared With First Nine Months 2002.

Equifax Europe includes the results of our operations in the United Kingdom, Spain, Portugal, and Italy, and our support operations in Ireland. Our commercial operations in Spain for the first nine months of 2003 and 2002 are classified as discontinued operations, while our consumer operations in Spain are included in this segment as continuing operations. Revenue growth for the segment declined 9% in local currency but was down only 3% with the same period last year after foreign currency translation.

For the combined Equifax Europe segment, operating profit improved 60% compared to the first nine months of 2002. This profit improvement was due to extensive cost reductions driven by lower headcount. Modest growth in the United Kingdom, Spain and Portugal mitigated margin erosion in Italy. Equifax Europe reported operating income of $13.4 million for the first nine months of 2003 and $8.4 million for the first nine months of 2002.

Equifax Latin America

First Nine Months 2003 Compared With First Nine Months 2002.

Equifax Latin America includes results of our operations in Brazil, Argentina, Chile, Peru, Uruguay, and El Salvador. In local currency, combined operating revenues for this segment improved by 9% over the first nine months of the previous year, but were lower by 3% after foreign exchange translation.

Operating income for the Equifax Latin America segment declined from $14.7 million for the first nine months of 2002 to $13.9 million for the first nine months of 2003 as did operating margins which declined from 25% to 24% over the same period.

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

General Corporate

General corporate expense increased by $7.2 million or 20% to $42.7 million in the first nine months of 2003 compared to the same period a year ago. We had greater legal expenses during the first nine months of 2003 due to our rapid business volume expansion and integration and cost optimization related expenditures of acquisitions. In addition, we have incurred consulting fees in conjunction with the signing of our new agreement with IBM, which will drive future expense efficiencies in the maintenance and operation of our technology resources. See Summary of Selected Recent Events on page 18.

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

Cash from Operations

For the nine months ended September 30, 2003, we generated $193.5 million of cash flow from operating activities compared to $150.0 million for the nine months ended September 30, 2002. The major source of cash flow for the first nine months of 2003 was net income of $136.9 million, net of loss from discontinued operations in Spain of $9.8 million and $72.5 million for depreciation and amortization. Total working capital at September 30, 2003, was $72.0 million versus a negative $142.3 million at December 31, 2002. Significant changes in working capital for the first nine months of 2003 included an increase in trade receivables, a decrease in current maturities and a slight increase in other current liabilities. The increase in trade receivables is due to increased sales. Current maturities decreased significantly as our matured notes were paid in June 2003. The change in other current liabilities is due to payments for restructuring reserves that were booked at the end of 2001 being made primarily in the first nine months of 2002.

Investing Activities

Investing activities for the first nine months of 2003 and 2002 used cash of $78.8 million and $217.5 million, respectively. Capital expenditures used cash in the amounts of $36.7 million and $35.4 million for the first nine months of 2003 and 2002, respectively. Our capital expenditures are used for developing, enhancing, and deploying new and existing technology platforms, replacing or adding equipment, updating systems for regulatory compliance, the licensing of software applications and investing in disaster recovery systems.

In addition, we used cash of $40.7 million and $218.1 million for the first nine months of 2003 and 2002, respectively, for acquisitions. We acquired consumer credit files, contractual rights to territories, and customer relationships and related businesses from four Affiliates in the United States and one in Canada and a small email marketing business all for $42.9 million primarily in cash for the first nine months of 2003 and for seven Affiliates in the United States and three Affiliates in Canada, the remaining 20% interest of our information services company in Brazil, a small technology development company and an email marketing business, primarily in cash, in 2002.

Financing Activities

Cash used by financing activities was $115.5 million for the first nine months of 2003 contrasted to $67.6 million provided for in the first nine months of 2002. Net short-term payments were $11.5 and $15.2 million for the first nine months of 2003 and 2002, respectively. Additions to our long-term debt were $155.3 million and $137.9 million for the first nine months of 2003 and 2002, respectively. Payments to our long-term debt were $202.5 million for the first nine months of 2003.

We used cash of $65.3 million during the first nine months of 2003 for the purchase of 2,938,800 of our common shares at an average price of $22.22. Share purchases during the same period in 2002 were $78.7 million.

Our dividend policy has remained consistent, we used cash of $8.4 million for the first nine months of 2003 and $8.6 million for the first nine months of 2002. We received cash of $16.7 million and $31.6 million for the same periods, respectively, due to the exercise of stock options by employees.

We increased the amount outstanding under our $465.0 million credit facility in 2003 for purposes of retiring the $200.0 million aggregate principal amount of our outstanding 6.5% senior notes that matured in June 2003.

Cash and Cash Equivalents

Our cash and cash equivalents balance was $33.5 million and $30.5 million at September 30, 2003 and December 31, 2002, respectively.

Revolving Credit Facilities

Our $465.0 million revolving credit facility, which we entered into with Bank of America, N.A. and certain other lenders on October 4, 2001, provides for a variable interest rate tied to Base Rate, LIBOR and competitive bid options. The weighted average interest rate of borrowings outstanding under this facility was approximately 1.6% as of September 30, 2003. The credit facility consists of a $160.0 million 364-day portion and a $305.0 million multi-year portion, which expire on September 30, 2004 and October 3, 2004, respectively. The current amount outstanding, $178.1 million is all borrowed under the $305.0 multi-year portion of our facility. The agreement governing this facility contains various covenants and restrictions, including, among other things, limitations on liens, subsidiary debt, mergers, liquidation, asset dispositions, acquisitions, and maintenance of certain financial covenants. Our borrowings under this facility, which have not been guaranteed by any of our subsidiaries, are unsecured and will rank on parity in right of payment with all of our other unsecured and unsubordinated indebtedness from time to time outstanding. As of September 30, 2003 we had $286.9 million of borrowing capacity available under our $465.0 million revolving credit facility. Our variable interest facilities increased by $156.3 million during the first nine months of 2003 due primarily to the funding necessary to pay the $200.0 million senior note that matured in September 2003.

One of our Canadian subsidiaries has an unsecured, 364-day C$100.0 million revolving credit facility that will expire on September 30, 2004. The agreement provides for borrowings tied to Prime, Base Rate, LIBOR and Canadian Bankers' Acceptances, and contains financial covenants related to interest coverage, funded debt to cash flow, and limitations on subsidiary indebtedness. We have guaranteed the indebtedness of our Canadian subsidiary under this facility. As of September 30, 2003, $54.8 million of borrowing capacity was available under this credit facility, from which no amount was outstanding.

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

Off Balance Sheet Transactions

Other than facility leasing arrangements, we do not engage in off-balance sheet financing activities. We have entered into a synthetic lease on our Atlanta corporate headquarters building in order to provide us with favorable financing terms with regard to this facility. This $29.0 million lease was entered into in 1998 and expires in 2010. Total lease payments for the remaining term total $12.1 million. Under this synthetic lease arrangement, we have also guaranteed the residual value of the leased property to a lessor. In the event that the property were to be sold by the lessor at the end of the lease term, we would be responsible for any shortfall of the sales proceeds, up to a maximum amount of $23.2 million, which equals 80 percent of the value of the property at the beginning of the lease term. We believe that the fair market value of this property exceeds the amount of the guarantee.

Letters of credit and guarantees

We will, from time to time, issue standby letters of credit, performance bonds or other guarantees in the normal course of our business. The aggregate notional amount of all performance bonds and standby letters of credit is less than $15.0 million and they all have a maturity of one year or less. We provide these guarantees from time to time to support the needs of our operating units. Except for our guarantee of the synthetic lease referred to above, our only outstanding guarantee that is not reflected as a liability on our balance sheet was extended in connection with the sale of our risk management collections business to RMA Holdings, LLC, or RMA, in October 2000, at which time we guaranteed the operating lease payments of a partnership affiliated with RMA to a lender of the partnership pursuant to a term loan. The term loan, which had $7.4 million outstanding as of September 30, 2003, expires December 1, 2011. Our obligations under the RMA guarantee are not secured. We believe that the likelihood of demand for payment under these instruments is minimal and expect no material losses to occur in connection with these instruments.

Subsidiary funds transfer limitations

The ability of certain of our subsidiaries and associated companies to transfer funds is limited in some cases by foreign government regulations. At September 30, 2003, the amount of equity subject to such restrictions for consolidated subsidiaries was not material.

Inflation

We do not believe that the rate of inflation has had a material effect on our operating results. However, inflation could adversely affect our future operating results if it were to result in a substantial weakening in economic conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For information regarding our exposure to certain market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2002. There have been no material changes to our market risk exposure during the first nine months of 2003.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various lawsuits, claims and legal proceedings arising in the normal course of our business that are described in our 2002 Annual Report on Form 10-K and our quarterly reports on Form 10-Q for the periods ended March 31, 2003 and June 30, 2003. During the three months ended September 30, 2003, there were no material developments in such lawsuits, claims and legal proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

  The following is a complete list of Exhibits included as part of this Report. A list of those documents filed with this Report is set forth on the Index to Exhibits appearing elsewhere in this Report and is incorporated by reference:

Exhibit No.	Description
10.1	Agreement for Operations Support Services(1)
31.1	Certification of Thomas F. Chapman, Chairman and Chief Executive Officer of Equifax Inc., Pursuant to Rule 13a-14(a).
31.2	Certification of Donald T. Heroman, Chief Financial Officer of Equifax Inc., Pursuant to Rule 13a-14(a).
32.1	Certification of Thomas F. Chapman, Chairman and Chief Executive Officer of Equifax Inc., Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Donald T. Heroman, Chief Financial Officer of Equifax Inc., Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (1)
  Document omits information pursuant to a Request for Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

  (b)
  Reports on Form 8-K

  Registrant furnished two reports on Form 8-K during the quarter for which this report is filed.

  On July 17, 2003 the Registrant furnished a report on Form 8-K furnishing to the Securities and Exchange Commission a copy of a press release dated July 17, 2003, announcing its financial results for the quarter ended June 30, 2003.

  On July 18, 2003 the Registrant furnished a report on Form 8-K furnishing to the Securities and Exchange Commission certain information relating to the quarter ended June 30, 2003 disclosed during the registrant's conference call with investment analysts on July 17, 2003 and certain information required by Regulation G.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUIFAX INC. (Registrant)
Date: November 12, 2003	/s/ THOMAS F. CHAPMAN Thomas F. Chapman, Chairman and Chief Executive Officer
Date: November 12, 2003	/s/ DONALD T. HEROMAN Donald T. Heroman Chief Financial Officer

INDEX TO EXHIBITS

The following documents are being filed with this Report.

Exhibit No.	Description
10.1	Agreement for Operating Support Services(1)
31.1	Certification of Thomas F. Chapman, Chairman and Chief Executive Officer of Equifax Inc., Pursuant to Rule 13a-14(a).
31.2	Certification of Donald T. Heroman, Chief Financial Officer of Equifax Inc., Pursuant to Rule 13a-14(a).
32.1	Certification of Thomas F. Chapman, Chairman and Chief Executive Officer of Equifax Inc., Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Donald T. Heroman, Chief Financial Officer of Equifax Inc., Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Document omits information pursuant to a Request for Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS.
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 4. CONTROLS AND PROCEDURES.
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS