Form 10-K
period 2003-12-31
EQUIFAX INC
filed 2004-03-11
CIK 33185

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-06605

EQUIFAX INC.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-0401110 (I.R.S. Employer Identification No.)
1550 Peachtree Street, N.W. Atlanta, Georgia (Address of principal executive offices)	30309 (Zip Code)

Registrant's telephone number, including area code: 404-885-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.25 par value per share Common Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities to be registered pursuant to Section 12(g) of the Act: None.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ YES ☐ NO

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    ☒ YES ☐ NO

        The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price for the Common Stock as reported on the New York Stock Exchange composite tape on June 30, 2003, was $3,648,252,270. All executive offers, directors, and holders of 5% or more of the outstanding Common Stock of registrant have been deemed, solely for purposes of the foregoing calculation, to be "affiliates" of the registrant.

        As of February 27, 2004, 137,926,144 shares of registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 28, 2004, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant's fiscal year.

EQUIFAX INC.
FORM 10-K
For the Year Ended December 31, 2003

Table of Contents

FORWARD-LOOKING STATEMENTS

        As used herein, the terms "Equifax," "we," "our," and "us" refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

        This Form 10-K and certain information incorporated herein by reference contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. In addition, certain statements included in our future filings with the Securities and Exchange Commission or SEC, in press releases, and in oral and written statements made by us or with our approval, that are not statements of historical fact, are forward-looking statements. Words such as "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "seeks," "plan," "project," "continue," "predict," and other words or expressions of similar meaning are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are found at various places throughout this report and in the documents incorporated herein by reference. These statements are based on our current expectations about future events or results and information that is currently available to us, involve assumptions, risks, and uncertainties, and speak only as of the date on which such statements are made. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

        Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that may cause such a difference, include, but are not limited to those discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors, below, as well as: declines in the rate of growth, or absolute declines, in consumer spending and consumer debt in our market areas; interest rate increases or other factors that reduce mortgage refinancings or new mortgages; changes in the marketing techniques of credit card issuers; increased pricing pressures; changes in or failure to comply with U.S. and international legislation or governmental regulations, including the Fair Credit Reporting Act and Gramm-Leach-Bliley Act; costs associated with compliance with the Fair and Accurate Credit Transactions Act of 2003; successful integration of acquisitions; exchange rate fluctuations and other risks associated with investments and operations in foreign countries; increased domestic or international competition; our ability to successfully develop and market new products and services, successful incorporation of new technology and adaptation to technological change; and equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing; increased competitive pressures both domestically and internationally; and international conflict, including terrorist acts.

        Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by us in fiscal year 2004.

PART I

ITEM 1.    BUSINESS.

Overview

        We were founded in Atlanta, Georgia, in 1899 and have been known as Equifax Inc. since 1975. We have been publicly owned since 1965, listed on the New York Stock Exchange since 1971, and are a member of the S&P 500.

        We collect, organize and manage numerous types of credit, financial, public record, demographic, and marketing information regarding individuals and businesses. This information originates from a variety of sources including financial or credit granting institutions, which provide loan and accounts receivable information; governmental entities, which provide public records of bankruptcies, liens, and judgments; and consumers who participate in surveys and submit warranty registration cards from which we gather demographic and marketing information. Our proprietary databases contain information on approximately 400 million consumers and businesses worldwide. The original data is compiled and processed utilizing our proprietary software and systems and distributed to customers in a variety of user-friendly and value-add formats. Our products and services include consumer credit information, information database management, marketing information, business credit information, decisioning and analytical tools, and identity verification services which enable businesses to make informed decisions about extending credit or service, managing portfolio risk, and develop marketing strategies for consumers and small businesses. We also enable consumers to manage and protect their financial affairs through a portfolio of products that we sell directly via the Internet and in various hard-copy formats.

        We operate in 13 countries: North America (the United States and Canada), Europe (the United Kingdom, Ireland, Spain, Italy, and Portugal) and Latin America (Brazil, Argentina, Chile, El Salvador, Peru, and Uruguay). We serve customers across a wide range of industries, including the financial services, retail, telecommunications, utilities, automotive, brokerage, healthcare, and insurance industries, as well as state and federal governments. Our revenue stream is highly diversified with our largest customer providing less than 3% of total revenues.

Current Developments

Fair and Accurate Credit Transactions Act of 2003

        In December 2003, President Bush signed the Fair and Accurate Credit Transactions Act of 2003, or FACTA, into law amending the Fair Credit Reporting Act, or FCRA. FACTA makes the state law pre-emption provisions of the FCRA permanent, so we, and our customers, can continue to operate uniformly nationally. Among other things, FACTA requires us also on an annual basis to provide free credit reports to consumers upon request. In developing the implementation rules that will be issued during this year, we are working closely with the Federal Trade Commission, or FTC. The effective date for the free report requirement is December 2004. As the FTC rules are finalized, we will be better able to quantify the cost of compliance. In anticipation, we are taking substantive action to determine ways to offset these costs, including cost reductions, offsets and realization on additional marketing opportunities caused by heightened consumer awareness.

Acquisition of Smaller Affiliates and Companies

        In 2003, we continued the strategy of growing our credit data franchise through the acquisition of affiliates. During the 12 months of 2003, we acquired the credit files, contractual rights to territories, and customer relationships and related businesses of four independent credit reporting agencies in the United States and one in Canada, all of which house consumer information on our system. Additionally, in April 2003, we completed the purchase of a small eMarketing business for $10.0 million. We acquired all of these businesses for $42.9 million primarily in cash, allocating $19.6 million of the purchase price to goodwill, $15.5 million to purchased data files, and $6.2 million to non-compete agreements. The results of operations for these acquisitions have been included in the consolidated statement of income from the date of acquisition, and have not been material.

eMarketing Services

        During 2003, we renamed Naviant, "Equifax eMarketing Solutions, Inc." restructured the products and services that it offers and completed consolidation into Direct Marketing Services. 2003 provided many challenges for our eMarketing services business. During the year, eMarketing experienced difficulty in aligning operations with revenue. In the second and third quarters of 2003 we described the extent of these difficulties and the actions we were taking to restructure and reposition the business. In the fourth quarter of 2003, after efforts to right-size our eMarketing business by reducing headcount and eliminating certain products, we determined, (see Note 1 to the consolidated financial statements for a discussion of how we review assets for impairment in our business environment), that certain of our amortizable intangible assets, fixed assets, and indefinite lived assets of our eMarketing business were impaired. As described in our discussion in Note 6, we wrote-down the identifiable assets of our eMarketing business to their estimated remaining fair value. The total asset impairment charge for eMarketing assets totaled $22.6 million, leaving assets, excluding goodwill, of $10.1 million, of which $3.9 million is for trade accounts receivable, net of a $2.4 million allowance for doubtful accounts. Additionally, we further reduced headcount, consolidated multiple locations, and consolidated/eliminated products with limited growth, resulting in restructuring charges of $3.3 million, also for the eMarketing business.

        To make the 2003 operating environment even more challenging, the eMarketing products and services were negatively impacted by increased business and legislative pressure to significantly reduce or eliminate spam. In December 2003, President Bush signed the CAN SPAM Act which is the first anti-spam legislation passed by the U.S. Congress. It is anticipated that this legislation will benefit the deliverability of consumer-requested email, which is the basis of our eMarketing services. Additionally, this legislative action should remove some uncertainty concerning Federal government actions that existed during 2003. We believe that the asset write-downs, personnel reductions, facility consolidations and Federal spam legislation allow for an efficient operating structure for future periods.

        On December 30, 2003, we (and Naviant) served a Demand for Arbitration alleging, among other things, that the shareholder sellers of Naviant had breached various warranties and representations concerning information furnished to us in connection with the acquisition. The Arbitration Demand seeks rescission of our Naviant purchase or, in the alternative, seeks recovery of monetary damages on various grounds. The Arbitration is in its early stages and the issues have not yet been joined. We cannot predict at this time the probable outcome of this matter.

Discontinued Operations Update

        The commercial business in Spain has been classified as held for sale since the third quarter of 2002. We have negotiated with several prospective buyers over that time. In December 2003, we began discussions with a new prospective buyer that in January 2004 agreed to purchase the business. During 2003, the commercial business in Spain was written down an additional $8.6 million to reflect the impact of the offer on the carrying value of the discontinued operations. We have reviewed the terms and conditions of this contract to purchase the business, and have concluded that the December 31, 2003, provision for the estimated loss on disposal is adequate.

Segment Reporting

        We manage our business and report our financial results through the following three reportable segments:

  •
  Equifax North America

  •
  Equifax Europe

  •
  Equifax Latin America

        The North American reportable segment is made up of three operating segments:

  •
  Information Services

  •
  Marketing Services

  •
  Consumer Direct

        The Europe and Latin America reportable segments are made up of varying mixes of three product lines: Information Services, Marketing Services, and Consumer Direct.

        Detailed financial results and segment information are provided below in Part II, Item 8, Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements, Note 14, Segment Information.

Equifax North America

Overview

        Equifax North America is our largest reportable segment and in 2003 generated 83% of our revenue and 89% of our operating profit before corporate expense. This segment includes results of our Information Services, Marketing Services, and Consumer Direct operating segments in the United States and Canada. Approximately 2,625 employees were employed in Equifax North America as of December 31, 2003.

        Our strategic objective for Equifax North America is to provide products that:

  •
  Enable customers to utilize an individual's or small business's credit history in determining whom to do business with;

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

  •
  Enlighten, empower and enable consumers to manage information on their personal credit and financial histories; and

  •
  Enable customers to comply with Federal legislation in their customer management and ID verification processes.

        Our Predictive Sciences solutions include (1) the statistical analysis of data, (2) the integration of software and computer technology to execute decision rules, and (3) consulting in the formulation and execution of decision strategies to maximize revenue opportunities for the customers of our Information and Marketing Services businesses. We also sell our services to institutions that may not be customers for our information services utilizing our data agnostic capabilities and technologies.

Information Services

        In Equifax North America, our Information Services operating segment consists of the following components: Consumer Services, Commercial Services, Mortgage Services and our Canadian Operations.

        Our Consumer Services products and services are derived from the credit information that we maintain about individual consumers, and are the dominant products and services in our Equifax North America segment. We maintain information on more than 220 million consumers in North America, where we are a market leader in Consumer Services. We offer a full range of Consumer Services products in our North America markets, including credit reporting, credit scoring, mortgage reporting, prescreen services, risk management, fraud detection and modeling services, and certain of our decisioning products that facilitate pre-approved offers of credit that automate a variety of decisions.

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

        Customers of our Consumer Services products and services access them through a full range of electronic distribution mechanisms, including direct real-time access, which facilitates instant decisions for the immediate granting of credit. Customers of our Consumer Services products include banks, mortgage lenders, financial institutions, telecommunications and utility companies, retailers, automotive manufacturers and dealers, brokerage firms, insurance companies, healthcare providers, and governments. Our Commercial Services products and services are derived from our databases of credit and financial information about businesses. The sale of credit reports, scores, and decisioning tools are the primary sources of revenue, and are purchased by a wide variety of customers. We have created a unique single source of small business credit information in the U.S., and maintain information on more than 22 million small businesses. Our Small Business Credit Report includes loan, credit card, and leasing history as well as trade accounts receivable performance. Customers utilize our reports to make financial and marketing decisions.

        Our Mortgage Services products, available only in the United States, consist of specialized credit reports that combine the reports of the three major credit reporting agencies into one. Mortgage lenders, in making their mortgage underwriting decisions, use these reports.

        Our operations in Canada include our Consumer and Commercial Services product lines and these revenues are consolidated on a geographic basis as Canadian Operations. Consumer Direct revenues relating to Canada are reported in the results for that product line.

Marketing Services

        Our Marketing Services operating segment includes our Credit Marketing and Direct Marketing products and services. Our Credit Marketing products and services, available in the United States, Canada, Latin America, and the U.K., utilize our consumer credit information databases through batch processing to help our customers acquire new customers and monitor current relationships using a variety of products and services including prescreen and account review services.

        We offer a full range of credit and direct marketing products in the United States, which provide customers with the tools they need to maximize and manage their customer marketing efforts, effectively utilize a variety of marketing methods, efficiently identify and acquire new customers, and realize additional revenue from existing customers. Our Marketing Services products enable customers to:

  •
  Identify, target, and reach the best prospects and customers;

  •
  Utilize our accurate and powerful consumer databases to manage their customer portfolios;

  •
  Segment customers according to particular criteria;

  •
  Select from specialty, self-reported, or permission-based direct mailing lists;

  •
  Easily access online customer mailing lists;

  •
  Use "what-if" scenarios to create customized mailing lists online;

  •
  Improve their direct mail response rate; and

  •
  Reduce costs associated with unwanted or unnecessary mailings.

        We provide Direct Marketing Services products, such as compiled, self-reported and permission-based consumer marketing databases and services, and integrated precision marketing tools that enable marketers to identify, target, and build consumer relationships through postal and email marketing. Our targeted, high quality, demographic and lifestyle information lists, and list performance services, which include data enhancement, list hygiene, modeling and analytical consulting, facilitate improved direct mail response, and increased customer loyalty. Our products enable customers to target specifically defined market segments, individuals, and to design more effective and economically efficient marketing campaigns. Customers include financial institutions, insurers, catalogers, publishers, technology companies, manufacturers and telecommunications companies.

Consumer Direct

        We offer credit information directly to consumers in the United States via the Internet at www.equifax.com. Equifax Credit Profile® provides secure online access to a user-friendly credit report, Equifax Credit Watch™ is a subscription service that assists consumers in protecting against identity fraud, ScorePower® gives consumers access to their BEACON 96™ score and our 3-in-1 Credit Report™ combines reports from the three U.S. credit reporting agencies. We also offer insurance reports and scores and offline, paper versions of our products. In September 2003, we began offering Equifax Credit Profile to U.K. consumers. We now offer our consumer products in the U.S., Canada and the U.K. and intend to continue expanding our product offerings geographically through creative marketing strategies for profitable growth. Customers of our Consumer Direct products include consumers, as well as businesses that offer Consumer Direct products to their customers.

Equifax Europe

        The Equifax Europe segment consists of our operations conducted in the United Kingdom, Ireland, Spain, Italy, and Portugal, and accounted for 11% of our 2003 revenue. The United Kingdom accounted for 78% of the segment's revenue. We employ approximately 730 employees in the Equifax Europe segment.

        Our Information Services product line is sold in each country that makes up the Equifax Europe segment except for Ireland, where we have support operations. These products are based on more than 45 million consumer credit records that we maintain. The Consumer Services products we provide in Equifax Europe include credit reporting, credit scoring, risk management, fraud detection, and modeling services. Our Commercial Services products, such as credit reporting and commercial risk management services, are also available predominately in the United Kingdom. During the third quarter of 2002 we made the decision to exit the Commercial Services business in Spain and this business is now held for sale and reported as Discontinued Operations. Information on the Discontinued Operations is included in Part II, Item 8, Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements, Note 3, Discontinued Operations.

        In the United Kingdom, we also provide Credit Marketing products, such as business prospect lists, business profile analysis, and database management. More recently, we launched our Consumer Direct products in the U.K.

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

Equifax Latin America

        The Equifax Latin America segment consists of our operations conducted in Brazil, Argentina, Chile, El Salvador, Peru, and Uruguay, and accounted for 6% of our 2003 revenue, with Brazil accounting for 58% of the segment's revenue. We employ approximately 1,060 employees in the Equifax Latin America segment. Our Information Services product and services line is sold in each country of Equifax Latin America and our Consumer Services products and services are the dominant source of revenue in each of these countries, with the exception of Brazil. We offer a full range of Consumer Services products based on the consumer credit records that we maintain on more than 72 million consumers in Latin America, including: credit reporting, credit scoring, risk management, identity verification, and fraud detection services.

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

        Equifax Latin America customers include banks, telecommunications companies, retailers, financial institutions, and governments which utilize the information we provide to make decisions for a wide range of credit and business purposes such as: credit card applications, service applications, identity verification, and similar business uses. In each of this segment's countries, the majority of our customers access our products and services through a number of electronic distribution mechanisms, including direct real-time access, which facilitates instant decisions and cross-selling opportunities. We also sell directly our various reports and services via branches, websites, and mail fulfillment.

Sales and Distribution

        We have a worldwide sales organization with approximately 1,400 employees as of December 31, 2003 including sales management and administration. We sell our products primarily through our direct sales force, although the sales channels used by us can and will vary by product and service depending on market and business needs. We also sell and market our products and services through indirect sales channels, such as Affiliate credit bureaus, marketing alliances, and value-added resellers. We also sell through direct mail and various websites, such as www.equifax.com, which is the primary distribution channel for our Consumer Direct products and services.

        We primarily distribute our products and services to customers worldwide through electronic data interfaces. Equifax ePORT™, our web-based product delivery channel, enables us to deliver services to customers via a secure Internet connection. The success of our Consumer Direct product line is directly linked to delivery of products to consumers through a secure Internet channel. We will continue to leverage technology to capitalize on the most efficient and effective means of delivering products and services to our customers.

Product Development

        Our products and services are based on proprietary technology and databases enabling customers to operate their businesses efficiently and effectively. We constantly expand our product and service offerings through internal development, partnering with third parties, or by acquisition.

Data Sources

        We rely extensively on data from external sources for our proprietary and non-proprietary databases. These sources include financial or credit granting institutions, which provide loan and accounts receivable information; public records of bankruptcies, liens, and judgments; and surveys and warranty cards from which we gather demographic and marketing information. Our Information Services product line relies predominately on data received from customers via contractual relationships and from various government and public record services. Additionally, in the United States we also rely on contractual relationships with a limited number of Affiliate third party credit reporting agencies to provide us data in certain geographic areas. Outside of the United States, governmental data sources are generally more significant to our business.

        Our Marketing Services operating segment, with the exception of the Credit Marketing Services products, is derived from proprietary databases consisting of consumer, lifestyle and demographic information. The majority of this information is gathered by consumers reporting information on warranty cards, voluntarily providing information via websites maintained by us, or otherwise requesting certain types of information. This permission-based information is generally less regulated and restricted than the credit information that we maintain. See "Government Regulation" below. These databases provide us the opportunity to develop new products and to explore cross-selling synergies with all of our databases. Our Credit Marketing Services products utilize the credit based consumer data that also underlies our Information Services segments.

        The databases underlying our Information Services and Marketing Services segments include numerous generalized databases and specialized databases of varying sizes. Some of these databases are subject to regulatory or contractual restrictions regarding usage. All databases are regularly updated by information provided by banks, financial institutions, telecommunications companies, other trade credit providers, and governments and we are committed to enhancing, expanding and maintaining the integrity of our proprietary databases. Our Consumer Direct product line relies on the consumer credit information databases, which underlay our Consumer Services products.

Government Regulation

        Because our business involves the collection of consumer data and the distribution of such information to businesses who make credit, service, and marketing decisions, certain of our activities and products and services are subject to regulation under various local, state and federal laws in the United States, including the Fair Credit Reporting Act, or FCRA, which regulates the use of consumer credit information and to a lesser extent, the Gramm-Leach-Bliley Act, which regulates the use of non-public personal information. FACTA made recent amendments to the FCRA which will require us, among other things, annually to provide free credit reports to requesting consumers beginning in December 2004. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors." We are also subject to privacy and consumer credit laws and regulations in foreign countries where we do business. The United Kingdom's Data Protection Act of 1998, which became fully effective on October 24, 2001, regulates the manner in which we can use third-party data. Recent regulatory limitations affect our use of the Electoral Roll, one of our key data sources in the United Kingdom. Generally, the data underlying the products offered by our Information Services and Consumer Direct product lines, excluding our Commercial Services products, are subject to these regulations.

        The information underlying our Commercial Services and Direct Marketing Services is less regulated than the other portions of our business. A significant portion of the information maintained by our Marketing Services business is voluntarily provided by individuals, rendering it subject to fewer restrictions on use. It is our policy, however, to treat all information with a high degree of security reflecting our recognition of individuals' privacy concerns.

Intellectual Property

        We own and control a number of trade secrets and other confidential information, trademarks, service marks, trade names, copyrights, patents, and other proprietary and intellectual property rights that, in the aggregate, are of material importance to our business. These rights include the "Equifax" name and related marks and logos, and our proprietary data, which we believe are individually of material importance to our business. We consider these to be proprietary, and we rely on a combination of copyright, trademark and service mark, patent, trade secret, non-disclosure and other contractual and intellectual property safeguards for protection. We do not hold any franchises or concessions that are material to our business or results of operations. We are licensed to use certain data, technology and other intellectual property rights owned and controlled by others. Other than the licenses from Fair, Isaac and Company, Inc. and Seisint, Inc., we do not consider these licenses to be material to our business. We have a series of license agreements with Fair, Isaac pursuant to which we obtain among other rights, the right to use in our Information Services products, several credit scoring algorithms, and the right to sell scores derived from these algorithms. These agreements have varying durations and generally provide for usage-based fees. Seisint, Inc. has granted us a license to use certain software for our Direct Marketing Services products. This license facilitates our sale of marketing lists and other Direct Marketing Services products. A second license permits us to utilize this platform to support our Credit Marketing products. Both Seisint licenses have a 10-year term, beginning in 2002, and may be renewed for yearly periods thereafter.

        We license other companies to use certain data, technology and other intellectual property rights that we own and control, primarily as core components of our products and services, on terms that are consistent with customary industry standards.

Competition

        We operate in a number of geographic, product and service markets, which are highly competitive. Our Information Services products primarily compete with the products of two global consumer credit reporting companies, Experian Information Solutions, Inc. and Trans Union LLC, which offer a range of consumer credit reporting products that are similar to products we offer. We believe that our products and services offer customers an advantage over those of our competitors' because of the quality of our data files, which we believe to be superior in terms of depth and accuracy. Our competitive strategy is to rely on product features and quality while remaining competitive on price. Experian and Dun & Bradstreet, Inc, are the major competitors for our Commercial Services products, although we believe we have a unique database and product for the small business segment of that market. Our Marketing Services products also compete with these companies and others who offer demographic information products and services, including Acxiom Corporation, Harte-Hanks, Inc. and InfoUSA, Inc. We believe the Marketing Services' products and services are superior and, in some cases unique to those offered by our competitors at comparable prices. Our Consumer Direct products and services compete with similar offerings sold directly by Experian and Trans Union and also with offerings from a number of resellers of consumer credit information sold by Experian, Trans Union, and us. We tailor our pricing of Consumer Direct products to the needs of the market, which can change frequently due to the dynamic nature of the consumer market. We change our pricing periodically to accommodate new product introductions, or other market conditions.

Employees

        We employed approximately 4,600 employees in 13 countries as of December 31, 2003. The Equifax North America segment employed 2,625 of these employees, Equifax Europe employed 730, Equifax Latin America employed 1,060 and 185 were employed by General Corporate. None of our U.S. employees are subject to a collective bargaining agreement. Pursuant to local laws, our employees in Brazil and Argentina are subject to collective bargaining agreements that govern general salary and compensation matters, basic benefits, and hours of work. The Company is not a party to these agreements. We consider our employee relations to be good.

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

Financial Information About Geographic Areas

        Detailed financial information by geographic area, including revenues for the past three fiscal years from our customers in the United States, from our customers outside the United States, and from customers in certain foreign countries, is set forth in Part II, Item 8, Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements, Note 14, Segment Information.

Executive Officers of the Registrant

        Following are the persons serving as our executive officers as of February 27, 2004, together with their ages, positions, and brief summaries of their business experience:

Name	Age	Position	Officer Since
Thomas F. Chapman	60	Chairman and Chief Executive Officer	1991
Donald T. Heroman	52	Corporate Vice President and Chief Financial Officer	2002
Kent E. Mast	60	Corporate Vice President and General Counsel	2000
Karen H. Gaston	51	Corporate Vice President and Chief Administrative Officer	1998
Michael G. Schirk	54	Vice President and Treasurer	1999
David J. Gunter	45	Vice President and Corporate Controller	2003

        There are no family relationships among our executive officers, nor are there any arrangements or understandings between any of the officers and any other persons pursuant to which they were selected as officers.

        Mr. Chapman also serves as a Director. Messrs Chapman, Schirk, and Ms. Gaston have all been employed with Equifax or its subsidiaries in executive positions for the previous five years.

        Mr. Heroman joined Equifax as Corporate Vice President and Chief Financial Officer in November 2002. Prior to joining the Company he served as Executive Vice President and Chief Financial Officer of People's Bank in Bridgeport, CT. Before joining People's Bank, he was at SunTrust Banks, Inc. from 1988 until 2001, where he was Senior Vice President and Treasurer.

        Mr. Mast joined Equifax in November 2000, and prior to that was a Senior Partner of Kilpatrick Stockton LLP, an international law firm, from 1990.

        Mr. Gunter joined the company in November 2002 as Vice President and Assistant Corporate Controller and was promoted to his current position in May 2003. Prior to joining the company, Mr. Gunter served as Regional Chief Financial Officer for Cingular Wireless, and in various executive positions with BellSouth for more than seven years.

ITEM 2.    PROPERTIES.

        Our executive offices are currently located at 1550 Peachtree Street, N.W., Atlanta, Georgia, in a leased facility that is also utilized by our Equifax North America and Equifax Latin America segments. Our other properties are geographically distributed to meet sales and operating requirements worldwide. We consider these properties to be both suitable and adequate to meet our current operating requirements, and most of the space is being utilized. We ordinarily lease office space for conducting our business and are obligated under approximately 115 leases and other rental arrangements for our headquarters and field locations. We own four office buildings. One is located in Wexford, Ireland and is utilized by Equifax Europe. One each, utilized by Equifax Latin America, is located in Sao Paolo, Brazil and in Santiago, Chile. A fourth located in Buenos Aires, Argentina was purchased in 2001 for use by Equifax Latin America but never occupied, and is now held for sale or lease. We also own approximately 23.5 acres in Windward Office Park located in Alpharetta, Georgia, adjacent to office space we currently lease.

ITEM 3.    LEGAL PROCEEDINGS.

        We are a defendant in a class action lawsuit filed in April of 2001, in the U.S. District Court of South Carolina captioned Franklin Clark and Latanjala Denise Miller v. Equifax Inc. and Equifax Credit Information Services, Inc. This action alleged that we violated the FCRA by failing to follow reasonable procedures to assure maximum possible accuracy with respect to the reporting of accounts included in a bankruptcy. All parties have now reached a settlement of all claims that requires us to revise the manner in which we report such accounts and to pay fees to plaintiffs' attorneys of up to $5,000,000. In January 2004, the Court approved the settlement, but the amount of attorneys' fees to be awarded remains to be determined. We expect that most, if not all, of our liability and litigation expenses resulting from this action will be reimbursed by our insurance carrier.

        In November 2001, the landlord of our former headquarters facility brought an action, 1600 Peachtree, L.L.C. v. Equifax Inc., against us in the Superior Court of Fulton County, Georgia, which asserts claims related to our guaranty obligations under our lease termination agreement. This lawsuit seeks damages of approximately $28.0 million, substantially all of which represents future rent contingencies, and punitive damages. On motions for summary judgment, the Court ruled against our discharge defense and against plaintiff's fraud claim. Both parties are appealing these rulings. We intend to vigorously pursue this appeal and to continue to contest in the Superior Court the damages claimed by the plaintiff.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of our securities holders during the fourth quarter of 2003.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

        Our common stock is listed and traded on the New York Stock Exchange under the ticker symbol "EFX". The following table shows the high and low sales prices for our common stock, as listed on the New York Stock Exchange, for each quarter in the last two fiscal years:

	2002		2003
	High	Low	High	Low
First Quarter	$31.30	$22.69	$24.34	$18.21
Second Quarter	$29.92	$25.19	$27.45	$19.56
Third Quarter	$27.03	$18.93	$26.67	$21.90
Fourth Quarter	$25.80	$20.03	$24.75	$22.50

Year	$31.30	$18.93	$27.45	$18.21

Holders

        According to records of our transfer agent, at February 28, 2004, we had approximately 8,851 holders of record of our common stock.

Dividends

        While we have historically paid dividends to common shareholders, the declaration and payment of future dividends will depend on many factors, including our earnings, financial condition, business development needs, and regulatory considerations and is at the discretion of our Board of Directors.

	2002	2003
First Quarter	$0.020	$0.020
Second Quarter	$0.020	$0.020
Third Quarter	$0.020	$0.020
Fourth Quarter	$0.020	$0.020

Year	$0.080	$0.080

Securities Authorized for Issuance Under Equity Compensation Plans.

        Information required by this Item regarding the Securities authorized for issuance under our equity compensation plans is included in the Section captioned "Equity Compensation Plan Information" of our Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2004, to be filed with the SEC and is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA.

        The table below summarizes our selected historical financial information for each of the last five years. The financial information for the years ended December 31, 2003, 2002, and 2001 has been derived from our audited financial statements included in Part II, Item 8 "Financial Statements and Supplementary Data." The financial information for the years ended December 31, 2000 and 1999 has been derived from statements not included in this report. The historical selected financial information may not be indicative of our future performance, and should be read in conjunction with the information contained in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the financial statements. As a result of the spin-off of Certegy Inc., our financial statements for the years ended December 31, 1999 through 2001, have been restated to isolate and show Certegy's net assets, results of operations, and cash flows as Discontinued Operations. See Part II, Item 8, "Financial Statements and Supplementary Data" Notes to Consolidated Financial Statements, at Note 3, Discontinued Operations.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in millions except per share and employee data)
Summary of Operations:
Operating revenue	$1,225.4	$1,109.3	$1,139.0	$1,189.2	$1,092.7
Total costs and expenses	$913.4	$758.0	$885.2	$880.6	$806.4
Operating income(1)(2)(4)	$312.0	$351.3	$253.8	$308.6	$286.3
Income from continuing operations(1)(2)(4)	$178.5	$191.3	$117.3	$141.1	$147.7
Dividends paid	$11.2	$11.4	$32.3	$52.3	$52.0
Per Common Share (diluted);
Income from continuing operations per share(1)(2)(4)	$1.31	$1.38	$0.84	$1.04	$1.06
Dividends	$0.080	$0.080	$0.225	$0.370	$0.363
Weighted average common shares outstanding (diluted)	136.7	138.5	139.0	136.0	139.6
	December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Total assets	$1,553.3	$1,506.9	$1,422.6	$1,893.1	$1,607.9
Long-term debt	$663.0	$690.6	$693.6	$993.4	$933.4
Total debt	$823.5	$924.5	$755.6	$1,047.6	$1,012.3
Shareholders' equity	$371.5	$221.0	$243.5	$383.6	$215.5
Common shares outstanding	132.7	135.7	136.2	135.8	134.0
Other Information:
Stock price per share(3)	$24.50	$23.14	$24.15	$16.75	$13.50
Market capitalization(3)	$3,250.4	$3,152.6	$3,288.4	$2,306.9	$1,869.0
Employees-continuing operations(5)	4,600	5,000	5,200	6,500	7,800

(1)
In 2001, we recorded restructuring and other charges of $60.4 million ($35.3 million after tax, or $0.25 per share) for employee severance, facilities consolidation, and the write-down of certain technology assets.

(2)
In 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS 142 modifies the accounting for business combinations, goodwill, and identifiable intangible assets. As of January 1, 2002 all goodwill amortization ceased.

(3)
Stock prices and market capitalization prior to 2001 have been adjusted to reflect the spin-off of Certegy.

(4)
In 2003, we recorded asset impairment and restructuring charges of $30.6 million ($19.3 million after tax, or $0.14 per share) for asset impairments, employee severance, and facilities consolidation.

(5)
The number of employees for 2000 and 1999 includes employees associated with Certegy.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes in Part II, Item 8—"Financial Statements and Supplementary Data." This discussion contains forward-looking statements. Please see "Forward-Looking Statements," above, and "Risk Factors," below, for a discussion of the uncertainties, risks, and assumptions associated with these statements.

Components of Income Statement

        Revenues from our three reportable segments, Equifax North America, Equifax Europe and Equifax Latin America, are generated from a variety of products and services categorized into three groups: Information Services, Marketing Services, and Consumer Direct. In 2003, our Equifax North America segment generated 83% of our worldwide revenues and 89% of our operating profit before corporate expense.

        Information Services revenues are principally transaction related, and are derived from our sales of the following products, many of which are delivered electronically: credit reporting and scoring, mortgage reporting, identity verification, fraud detection and modeling services, and certain of our decisioning products that facilitate pre-approved offers of credit that automate a variety of decisions. Revenues from our Marketing Services are derived from our sales of products that help customers acquire new customers. Consumer Direct revenues are transaction related, and are derived from our sales of credit reporting products and identity theft monitoring services, which we deliver to consumers electronically via the Internet and via mail. Our revenues are sensitive to a variety of factors, such as demand for, and price of, our services, technological competitiveness, our reputation for providing timely and reliable service, competition within our industry, federal, state, foreign and regulatory requirements governing privacy and use of data, and general economic conditions. See "Risk Factors," below.

        Our operating expenses include costs of services and selling, general, and administrative expense. Costs of services consist primarily of data acquisition and royalties; customer service costs, which include: personnel costs to collect, maintain, and update our proprietary databases, to develop and maintain software application platforms, and to provide consumer and customer call center support; hardware and software expense associated with transaction processing systems; telecommunication and computer network expense; and occupancy costs associated with facilities where these functions are performed. Selling, general, and administrative, or SG&A, expenses consist primarily of personnel costs for compensation paid to sales and administrative employees and management. Depreciation and amortization expense includes amortization of acquired intangible assets.

Adoption of SFAS 142

        Beginning January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," or SFAS 142. SFAS 142 modifies the accounting for business combinations, goodwill, and identifiable intangible assets. As of January 1, 2002 all goodwill amortization ceased. SFAS 142 requires an initial impairment test of goodwill and certain other intangibles to be completed in the year of adoption and annually thereafter. In 2002, we completed our goodwill impairment testing required by SFAS 142, which resulted in no adjustment to the carrying amount of goodwill. Although the adoption of the impairment provisions of SFAS No. 142 did not have a material impact on our financial position, we cannot assure you that additional impairment tests will not require an impairment charge during future periods should circumstances indicate that our goodwill balances are impaired. Income from continuing operations for the year ended December 31, 2001 included after tax goodwill amortization of $18.5 million ($0.13 per diluted share).

2003 Compared to 2002—Consolidated Overview

        In looking at the performance of Equifax in 2003 compared to 2002, two themes are primary: first, the key events that affected the year's results, and second, the actions that we have taken to position our company for growth in 2004 and beyond.

        Review of the financial condition and results of operations of Equifax for 2003 and comparison to the prior year incorporates the following key items:

  1.
  Record mortgage-related revenues;

  2.
  Solid performance in our U.S. Information Services;

  3.
  Record performance and market share gains in our Canadian operations;

  4.
  Continued growth in our Consumer Direct business;

  5.
  Economic stabilization and recovery in Latin America;

  6.
  Strong cash flow from operations; and

  7.
  Our December 2003 charge relating to our eMarketing business.

Consolidated Results of Operations

        Our consolidated results of operations for each of the three years in the periods ended December 31, were as follows:

	2003	2002	2001
	(in millions, except per share data)
Revenue	$1,225.4	$1,109.3	$1,139.0
Total costs and expenses	$913.4	$758.0	$885.2
Operating Income	$312.0	$351.3	$253.8
Income from Continuing Operations	$178.5	$191.3	$117.3
Net Income	$164.9	$178.0	$122.5
Diluted EPS:
Income from Continuing Operations	$1.31	$1.38	$0.84
Net Income	$1.21	$1.29	$0.88

Note: All references to earnings per share data in this MD&A are to diluted earnings per share unless otherwise noted.

Year 2003 Compared With 2002

        Our revenues of $1.2 billion in 2003 increased 10% from 2002. In 2003, Equifax North America accounted for 83% of our total revenue and 89% of our operating income before corporate expense. Equifax North America revenues grew 13% in 2003, delivering an additional $112.8 million in revenue, compared to 6% growth in 2002. This growth was provided primarily by our Equifax North America reporting segment and driven by volume increases across our Information Services and Consumer Direct operating segments. Information Services growth was fueled by 12% growth in our US consumer and commercial services business primarily due to higher volumes and market share primarily from our financial services and telecommunications customers and by 30% growth in our Mortgage Services due to higher refinancing volumes when compared to 2002. Marketing Services was flat when compared to 2002. Consumer Direct revenues grew 76% and accounted for 27% of our 2003 growth, when compared to 2002 due to continued growth in consumer subscriptions and number of transactions. International revenues increased $7.7 million, or 4%, driven by currency fluctuations and growth in the

United Kingdom and Brazil. The weakening of the U.S. dollar against foreign currencies, particularly in Europe, positively impacted consolidated revenue by $20.4 million or 2%.

        Consolidated operating expenses in 2003 of $913.4 million increased $155.4 million, or 21%, over 2002. This increase is primarily the result of volume increases in correlation to revenue growth, expenditures (including a 4th quarter 2003 charge) related to the integration of our eMarketing business into our Direct Marketing Services product line, operations of our eMarketing business and new growth initiatives. Volume growth in our Information Services and Consumer Direct operating segments accounted for $53.4 million, or 34%, of our expense growth. Expenses associated with our eMarketing business accounted for $37.5 million, or 24%, of our total expense growth. In the second quarter of 2003 in our eMarketing business, $4.3 million in purchased data that was determined to be of no value and $4.2 million in receivables that were determined to be uncollectible were written off. We severed our relationship with those members responsible for these write-offs. In the fourth quarter of 2003, to bring eMarketing costs in line with eMarketing revenue, we recorded a $25.8 million asset impairment and restructuring charge (see Note 6 in our Notes to Consolidated Financial Statements) to complete the consolidation of eMarketing services into Direct Marketing Services. Of this $25.8 million charge, $22.6 million related to the write-down of eMarketing assets and $3.2 million related to restructuring costs. We believe that these asset write-downs, personnel reductions and facility consolidations provide an efficient operating structure for future periods. When combined, the $37.5 million associated with incremental eMarketing operating expenses and the $25.8 million in eMarketing asset write-downs and restructuring costs, accounted for $63.3 million or 41% of our total expense growth. Small Business Services and Direct Marketing Services combine for the predominate source of remaining expense growth for the year. Compared to 2002, we reduced consolidated headcount by 244 full time equivalents across business units in a continuing drive to generate incremental operating efficiencies on a consolidated basis.

        Cost of services in 2003 of $512.9 million increased $85.3 million or 20%. Costs of services as a percent of total operating revenue were 42% in 2003 versus 39% in 2002. Higher unit volumes in our U.S. Consumer and Commercial Services, Mortgage Services and Consumer Direct businesses were the primary causes of this increase. Additionally, there were incremental eMarketing costs which were exacerbated by acquisition integration costs. Excluding eMarketing's contribution to the increase of cost of services as a percent of total revenue, the percentage decreases from 42% to 39%, more in line with historical patterns.

        SG&A expenses of $274.6 million increased 10% over 2002, driven primarily by eMarketing SG&A. As a percent of total operating revenues, SG&A decreased to 22% for the year from 23% last year. Excluding incremental eMarketing SG&A of $15.2 million, the percent of total SG&A to revenue decreases to 21%.

        In addition to the $25.8 million in charges related to eMarketing that were recorded in December 2003, there was an additional $4.8 million that related to the write-down of capitalized assets tied to other software development investments, for a combined $30.6 million in asset impairment and restructuring charges.

        Operating income for 2003 decreased by $39.3 million, or 11%, to $312.0 million, as the $30.6 million in asset impairment and restructuring charges and $33.8 million in eMarketing operating losses produced an operating margin of 25% compared to 32% in 2002. Excluding these items, operating income would have increased by $25.1 million and margins would have been 31%, or more in line with historical results.

Year 2002 Compared With 2001

        Our reported revenues of $1.1 billion in 2002 decreased 3% from 2001. In 2002, Equifax North America accounted for 81% of our total revenue and 91% of our operating income before corporate expense. Our revenue growth in 2002 was negatively impacted by a global economy that continued to weaken during the year. Equifax North America revenues grew 6% in 2002, delivering an additional $49.8 million in revenue, compared to 13% growth in 2001. Our 2002 revenue growth was attributable to increases in revenues from our Consumer Direct products, sales of Mortgage Services resulting from increased refinancing activity, and our acquisition of Naviant. International revenues declined $45.1 million or 18% driven by currency fluctuations, the decision to exit our commercial reporting business in Spain, and the decline of the Argentinean economy. The strengthening of the U.S. dollar against foreign currencies, particularly in Latin America, negatively impacted consolidated revenue by $16.7 million or 2%.

        Consolidated operating expenses in 2002 of $758.0 million declined $127.2, million or 14% over 2001. Excluding incremental operating expense from our Naviant acquisition, operating expenses declined, driven by our continued focus on productivity improvements, discretionary expense control and our restructuring actions taken in 2001 after the Certegy spin-off. In the fourth quarter of 2001, we reduced our worldwide workforce 11% to approximately 5,200 employees, and in 2002, continued to drive productivity, resulting in an additional 5% decrease in workforce.

        Cost of services in 2002 of $427.6 million declined $23.4 million or 5%. The divestiture of our City Directory business in October 2001 accounted for $9.3 million of the reduction. Our lower cost of services was driven by our decision to exit our commercial credit reporting business in Spain, lower personnel expense and professional service fees partially offset with higher royalties and data purchases expense on higher unit volumes in Equifax North America.

        SG&A expenses of $249.9 million declined nearly 7% over 2001, driven by the divestiture of City Directory. SG&A expense increased $4.5 million due to our Naviant acquisition. Our SG&A expense in 2002 was also negatively impacted by an increase of $4.3 million in bad debt expense, with the WorldCom bankruptcy representing the largest portion of such expense.

        Operating income in 2002 increased 38%, to $351.3 million, with operating margins of 32%. This increase was driven by our focus on productivity and expense control. Equifax North America's ability to maintain strong operating margins while investing in key growth initiatives and Equifax Europe's improvement in margins from 4% to 10% in 2002, offset margin erosion in our Marketing Services operations in the U.S., profit deterioration in Equifax Latin America due to economic conditions in Argentina, and the reduction in income from our former lottery business. See "Segment Results—Other," below.

Other income (expense), net

        Other income (expense), net principally consists of interest income, gains and losses from divested businesses, and gains and losses on foreign currency. Interest income in 2003, 2002, and 2001 totaled $14.0 million, $6.3 million, and $8.3 million, respectively. Included in other income (expense), net is the sale of our City Directory business in October 2001 and our risk management collections business and vehicle information business in 2000, which generated pre-tax losses of $5.8 million in 2001. The primary reason for the increase in other income is the cash proceeds we are receiving on the purchased paper, from the sale of our risk management business in October 2000.

Interest expense

        Interest expense decreased $1.6 million and $6.6 million in 2003 and 2002, respectively. This reduction was driven by lower average debt outstanding and lower interest rates. Our total debt outstanding at December 31, 2003 was $823.5 million compared to $924.5 million at December 31, 2002. We expect interest expense to decrease in 2004 due to lower outstanding debt levels.

Effective Tax Rates

        Our effective tax rates from continuing operations were 37.0%, 39.3%, and 42.1% in 2003, 2002, and 2001, respectively. Our lower effective rate in 2003 was driven primarily by the implementation of state tax planning strategies related to the apportionment of state income taxes and franchise taxes. Effective tax rate changes from 2001 to 2002 were mainly due to non-deductible goodwill associated with divestitures and changes in levels of foreign earnings. Our lower effective rate in 2002 was driven by: the elimination of goodwill amortization beginning January 1, 2002, as required by SFAS 142; the tax basis of goodwill related to the loss on sale of City Directory in the third quarter of 2001; and the implementation of state tax planning strategies.

Segment Results

        Our segment results for each of the three years in the period ended December 31, 2003, are as follows:

	2003	2002	2001
	(in millions)
Revenues:
Equifax North America	$1,015.0	$902.2	$852.4
Equifax Europe	130.5	126.1	141.1
Equifax Latin America	79.9	76.6	106.7
Other	—	4.4	9.6

Divested Operations	—	—	29.2

Total Revenue	$1,225.4	$1,109.3	$1,139.0

Operating Income (Loss):
Equifax North America	$324.3	$361.6	$340.6
Equifax Europe	20.7	12.7	5.8
Equifax Latin America	20.0	20.3	32.0
Other	—	4.4	8.9
General Corporate Expense (1)	(53.0)	(47.7)	(44.8)

	312.0	351.3	342.5
Divested Operations	—	—	(2.9)
Goodwill Amortization	—	—	(25.4)
Restructuring and Other Charges (Note 6)	(30.6)	—	(60.4)

	$281.4	$351.3	$253.8

(1)
Includes shared services and administrative and legal expenses.

Equifax North America

        In 2003, Equifax North America generated 83% of our revenue and 89% of our operating profit before corporate expense. This segment's revenue increased 13% in 2003. This growth was driven by volume increases across our Information Services and Consumer Direct operating segments. Information Services growth was fueled by 12% growth in our U.S. consumer and commercial services business due to higher volumes primarily from financial services and telecommunications customers and by 30% growth in our Mortgage Services due to higher refinancing volumes when compared to 2002. Marketing Services was flat when compared to 2002. Consumer Direct revenues grew 76% when compared to 2002 due to continued growth in consumer subscriptions and number of transactions. In 2002, the Naviant acquisition, included in Marketing Services, positively impacted revenue growth 3.5%

for the year. As shown in the following table, our Equifax North America segment includes revenues from our:

  •
  U.S. Consumer and Commercial Services, which comprise the Consumer and Commercial Services that we provide in the U.S., which we previously referred to as U.S. Credit Information Services;

  •
  Mortgage Services that we provide in the U.S., which we previously referred to as U.S. Credit Information Services;

  •
  Canadian Operations, which comprise the Consumer Services, Commercial Services and Credit Marketing Services that we provide in Canada;

  •
  Credit Marketing Services that we provide in the U.S.;

  •
  Direct Marketing Services, comprised of the direct and email marketing services that we provide in the U.S. and including the products and services that we formerly referred to as our Consumer Information Services, now including eMarketing's products and services; and

  •
  Consumer Direct products and services.

Equifax North America Revenue

	Revenue
	2003		2002	2001
	(in millions)
U.S. Consumer and Commercial Services	$508.5		$455.4	$449.2
Mortgage Services	71.6		55.2	44.4
Canadian Operations	90.8		77.4	77.5

North America Information Services	670.9		588.0	571.1
Credit Marketing Services	158.6		164.3	166.5
Direct Marketing Services	115.8		110.5	92.9

Total Marketing Services	274.4		274.8	259.4
Consumer Direct	69.6		39.4	21.9

	$1,015.0	*	$902.2	$852.4

*
Does not total due to rounding.

Year 2003 Compared With 2002

        U.S. Consumer and Commercial Services revenues for 2003 grew by $53.1 million, or 12%, when compared to 2002. The increase was largely due to a combination of new accounts and increased volume in existing accounts. For 2003, in our Consumer Information business, volume increased 18% while the average price per unit decreased 9%. Average price per unit was driven by mix, volume from higher-tiered unit pricing and new customers. Mortgage refinancing slowed down in the second half of 2003 as mortgage interest rates rose from their 40-year low. Mortgage Services revenue growth increased 30% for 2003 over 2002. Our business mix shifted during 2003 toward increased volumes in our marketing and consumer-related businesses which have a lower price per unit of online activity. Canadian operations revenue increased by $13.4 million, or 17%, due to increased volumes in consumer and decision solutions businesses.

        Credit Marketing Services revenues decreased $5.7 million, or 3%, compared to 2002. The year-over-year comparison reflects price compression exacerbated by net volume decreases. Direct Marketing Services revenues increased by $5.3 million, or 5%, with the eMarketing portion being flat when 2003 is compared to 2002. 2003 provided challenges in our Direct Marketing Services businesses, especially as the regulatory environment surrounding the business was in lengthy transition. As discussed above, we have restructured our eMarketing business and consolidated its operations into our Direct Marketing Services. Consumer Direct revenues were $30.2 million or 76% over the prior year due to new subscriptions and an increase in renewals of our Credit Watch products. We expect to continue strong revenue growth for Equifax North America, excluding Mortgage Services, in 2004.

        Equifax North America delivered an operating profit of $324.3 million compared to $361.6 million for 2002. Our operating margin of 32% is down compared to 40% in 2002, as a result of asset impairment and restructuring charges and $33.8 million in eMarketing operating losses discussed above. Excluding these items operating income would have been $64.4 million higher and margin 38%.

Year 2002 compared with 2001

        U.S. Consumer and Commercial Services 2002 revenue growth was 1% over 2001. Revenue growth in 2002 was challenging due to tough economic conditions in the U.S. and a record 2001 base year. Revenues in the second half of 2002 grew 5.5%, over comparable periods, compared to a 3% decline in the first half of the year. The momentum was driven by mortgage refinancing and market share gains, principally in financial services. Average prices were flat year over year, influenced by higher mortgage activity. Mortgage Services delivered record revenues with 24% growth.

        Our Marketing Services product lines delivered $274.8 million in revenues or 6% growth in 2002, driven by $29.9 million in revenue from our Naviant acquisition. Revenues from our Credit Marketing Services, which include pre-screening, portfolio review, database and other marketing products, were down 1% for the year, principally due to the economic conditions. Revenues from Direct Marketing Services were $110.5 million, or 19% above the prior year, driven by incremental revenues from our Naviant acquisition. Our Direct Marketing Services revenues continued to be negatively impacted by the slow down in spending for advertising, mailings, and promotions.

        Consumer Direct services revenues grew 80% over the prior year. All products continued strong growth including $6.6 million of incremental sales from the launch of our Equifax 3-in-1 credit report.

        Equifax North America delivered record profit of $361.6 million on solid revenue growth and strong expense management. We maintained operating margins of 40% as we continued to invest in growth initiatives such as our U.S. Small Business Credit Report and our Safety and Security Services.

Equifax Europe

Year 2003 compared with 2002

        Equifax Europe, which includes the results of our operations in the United Kingdom, Spain, Portugal and Italy, and our support operations in Ireland, continued to improve its profit and operating margins through expense reductions and operating efficiencies. Positive performance in our consumer line resulted in improved profit in Spain and the United Kingdom. These improvements were partially offset by performance in our commercial line and by losses in Italy. Revenues increased from $126.1 million to $130.5 million, including a favorable currency impact of $13.2 million. Our United Kingdom operations generated 78% of Equifax Europe's revenues in 2003.

        Operating expenses in 2003 of $109.9 million declined 3%. United Kingdom expenses were flat for 2003, driven by our 2002 restructuring plan focused on rationalizing our United Kingdom operations and productivity. The commercial business in Spain has been held for sale since the third quarter of 2002. We were negotiating with a new prospective buyer at the end of 2003. We wrote down the carrying value of the discontinued operation an additional $2.8 million to reflect the impact of the current offer. See "Current Developments" in Part I, Item 1, "Business". Operating income of $20.7 million increased 63% over 2002, driven by United Kingdom expense reductions. We continue to focus on driving operational efficiencies in our European businesses and expect continued margin improvement in 2004.

Year 2002 compared with 2001

        Profit and operating margins continued to improve through expense reductions and operating efficiencies, and the decision to exit the commercial credit reporting business in Spain. Revenues declined 14% on a local currency basis, driven by our decision to exit the commercial credit reporting business in Spain, and lower revenues from our United Kingdom operations. Our United Kingdom operations generated 77% of Equifax Europe's revenues in 2002. U.S. dollar revenue benefited $5.4 million from the strengthening of local currencies, the British pound and the euro.

        Operating expenses in 2002 of $113.4 million declined 16%. United Kingdom expenses decreased 11%, driven by our fourth quarter 2001 restructuring plan focused on rationalizing our United Kingdom operations and productivity. For 2002, the results of the Spanish commercial business have been classified as discontinued operations. 2001 results were not material to our consolidated financial position or results of operations and as such have not been reclassified to discontinued operations.

        Operating income of $12.7 million more than doubled over 2001 driven by United Kingdom expense reductions.

Equifax Latin America

Year 2003 compared with 2002

        Revenues of our Equifax Latin America segment, which includes results of our operations in Brazil, Argentina, Chile, Peru, Uruguay and El Salvador, operated in an environment of economic stabilization and increased 4% to $79.9 million. Currency devaluation negatively impacted our Latin America revenues by $3.0 million, of which Brazil accounted for $2.3 million. Brazil's revenues grew 6% in 2003, driven by performance in commercial reporting services.

        Operating income remained flat at $20.0 million compared to 2002. Equifax Latin America delivered consistent operating margins of 25% in 2003 versus 26% in 2002.

Year 2002 compared with 2001

        Revenues of our Equifax Latin America segment declined by $30.1 million, or 28%, from 2001, driven by currency devaluation and the economic crisis in Argentina. Currency devaluation negatively impacted our Latin America revenues by $21.8 million, of which Brazil and Argentina accounted for $18.3 million. Argentina's operating revenue and profit declined $21.8 million and $10.4 million, respectively. Operating income declined 37% to $20.3 million compared to 2001, principally due to Argentina's economic decline. Despite the economic challenges, Equifax Latin America delivered solid operating margins of 26% in 2002 versus 30% in 2001.

Other

        In our Other segment, we report information about our former lottery business, which consisted solely of an agreement between a subsidiary of Equifax and GTECH Corporation. Pursuant to this subcontract, GTECH assumed obligations of our subsidiary under a contract with the State of California to install a system to automate the processing of instant lottery tickets, provide terminals and related security hardware, and license various software applications developed to support the system. We have exited the lottery business, and all previously deferred revenue related to this subcontract has now been recognized, and no further revenue or operating income is expected to occur in this segment.

General Corporate

        Our "general corporate expenses" are expenses that are incurred at the corporate level and have no clear relationship in their support of our business units, and ultimately the reportable segments. Included are shared services and administrative and legal expenses. General corporate expense increased $5.3 million in 2003 based on higher compensation expense from salaries absorbed due to the repatriation of our previously outsourced accounting operations center. Our 2002 expense increase of $3.1 million was driven by higher incentive compensation plan expense.

Consolidated Outlook

        Looking forward, we believe actions taken in 2003, including actions taken to reposition eMarketing; efficiency gains, including the IBM contracts (see Note 11 in Notes to Consolidated Financial Statements); sustainable margin improvements in Europe, and use of our cash flow from operations to reduce debt and repurchase stock, coupled with improving economies in the U.S. and Latin America, position our company well for 2004.

        During 2004 we expect:

  •
  The U.S. economy to continue modest improvement. The rate at which the economy grows is one of the key indicators of financial condition and operating performance for our Company. As the economy improves, the need for our non-mortgage related services also improves. Should the economy not improve as forecast, we would expect lower interest rates to sustain continued high demand in mortgage related activity.

  •
  The FACTA implementation procedures to be finalized so that we can quantify and mitigate the impact to our Company, including identification and execution of additional cost efficiencies, productivity gains, and matching opportunities. Control of impact may be more challenging than anticipated and could, therefore, have a negative impact on 2005 operating performance. Resolution of these matters will be significant to financial condition and operating performance on a prospective basis, whether it is positive, neutral or negative.

  •
  Mortgage related revenues are not likely to compare favorably for 2004 to 2003. Mortgage interest rates reached 40 year lows in mid-2003 causing record levels of refinancing activity that will be difficult to reproduce in 2004.

  •
  U.S. Consumer and Commercial Services will continue steady growth. Growth in 2003 versus 2002 was 12%, while it was only 1% in 2002 compared to 2001. The trends in the financial services and telecommunications industry suggest that growth will be sustainable for 2004, in line with 2003, compared to 2002. As previously noted, the rate at which the economy grows will drive a significant part of the growth for our company.

  •
  The Marketing Services business will be dependent on the economic recovery and the addition of new leadership. Economic growth will drive the need for our Marketing Services. The addition of experienced leadership is instrumental in identifying those opportunities. The economy may not improve at a rate that will generate growth opportunities.

  •
  Consumer Direct will continue to grow, aided by consumer focus on fiscal responsibility and identity theft. As consumer awareness increases regarding fiscal responsibility and identify theft, we have an opportunity to market additional Consumer Direct products at the point of contact. Additionally, we are noticing positive trends in customers renewing subscriptions and ordering additional products.

Liquidity and Capital Resources

Overview

        Our principal sources of liquidity are cash flow provided by our operating activities, our revolving credit facilities, and cash and cash equivalents on hand.

        Our ability to generate cash from our operations is one of our fundamental financial strengths. We use cash flows from operations, along with borrowings, to fund capital expenditures, growth initiatives, make acquisitions, retire outstanding indebtedness, pay dividends, and purchase outstanding shares of our common stock.

Cash from Operations

        For the twelve months ended December 31, 2003, we generated $289.9 million of cash flow from operating activities compared to $248.8 million for the twelve months ended December 31, 2002. The major source of cash flow for 2003 was net income of $164.9 million, net of loss from discontinued operations in Spain of $13.6 million, asset impairment and restructuring charges of $30.6 million and $95.3 million for depreciation and amortization. Total working capital at December 31, 2003 was a negative $68.9 million versus a negative $142.3 million at December 31, 2002. Total working capital, excluding debt, at December 31, 2003 and December 31, 2002, was $91.6 million for both periods.

        Our net cash provided by operating activities in 2002 was $248.8 million compared to $255.1 million in 2001. Increased cash flows generated from lower trade receivable balances were offset by payments associated with our fourth quarter restructuring plan in 2001, ongoing data purchases, and a $20.0 million contribution to our U.S. defined benefit pension plan. Our operating cash flow in 2002 was driven by operating margin performance and aggressive working capital management (days sales outstanding declined from 63 days in 2001 to 55 days in 2002).

Investing Activities

        Investing activities for 2003 and 2002 used cash of $99.7 million and $341.0 million, respectively. Capital expenditures used cash in the amounts of $53.6 million and $55.8 million for 2003 and 2002, respectively. Our capital expenditures are used for developing, enhancing, and deploying new and existing technology platforms, replacing or adding equipment, updating systems for regulatory compliance, the licensing of software applications and investing in disaster recovery systems. We expect to use approximately $55.0 million for capital expenditures in 2004.

        In addition to capital expenditures, we used cash of $40.7 million and $321.2 million in 2003 and 2002, respectively, for acquisitions. We acquired consumer credit files, contractual rights to territories, and customer relationships and related businesses from four Affiliates in the United States and one in Canada, and a small email marketing business, all for $42.9 million, primarily in cash. Eight Affiliates in the United States, three in Canada, the remaining 20% interest of our information services company in Brazil, a small technology development company and an email marketing business were acquired for cash in 2002.

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

Financing Activities

        Net cash used by financing activities during 2003 totaled $193.6 million, compared with net cash provided by financing activities during 2002 that totaled $92.6 million, and net cash used by financing activities during 2001 that totaled $325.5 million.

        Net payments for short-term debt were $16.0 million for 2003. Additions to our long-term debt were $113.4 and payments on our long-term debt were $202.6 million during 2003. We increased the amount outstanding under our credit facility in 2003 for purposes of retiring the $200.0 million aggregate principal amount of our outstanding 6.5% senior notes that matured in June 2003. In addition, we used $94.9 million during 2003 for the purchase of 4,174,800 shares of our common stock at an average price of $22.74. Our dividend policy has remained consistent; we paid cash dividends of $11.2 million for 2003. We received cash of $19.5 million during 2003 for the exercise of stock options.

At December 31, 2003, our remaining authorized share repurchase was approximately $127.3 million. During 2004, we expect to purchase our own common stock at a rate similar to that of 2003.

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

        In 2001, we reduced our long-term debt $298.9 million through the repayment of borrowings under our $465.0 million revolving credit facility. Debt repayments were funded through operating cash flows and the cash dividend received from Certegy in conjunction with the spin-off. During 2001, we invested $42.3 million to repurchase 2.2 million shares of our common stock and we received $36.4 million in proceeds from the exercise of stock options. In 2001, our payment of dividends totaled $32.3 million.

Cash and Cash Equivalents

        Our cash and cash equivalents balance was $39.3 million and $30.5 million at December 31, 2003 and 2002, respectively.

Revolving Credit Facilities

        Our $465.0 million revolving credit facility, which we entered into with Bank of America, N.A. and certain other lenders on October 4, 2001, provides for a variable interest rate tied to Base Rate, and the London InterBank Offered Rate, or LIBOR and competitive bid options. The weighted average interest rate of borrowings outstanding under this facility was approximately 1.6% as of December 31, 2003. The credit facility consists of a $160.0 million 364-day portion and a $305.0 million multi-year portion which expire on September 30, 2004 and October 4, 2004, respectively. The agreement governing this facility contains various covenants and restrictions, including, among other things, limitations on liens, subsidiary debt, mergers, liquidation, asset dispositions, acquisitions, and maintenance of certain financial covenants. Our borrowings under this facility, which have not been guaranteed by any of our subsidiaries, are unsecured and will rank on parity in right of payment with all of our other unsecured and unsubordinated indebtedness from time to time outstanding. As of December 31, 2003, we had $327.9 million of borrowing capacity available under our $465.0 million revolving credit facility. Our intention is to renegotiate this facility in the second quarter of 2004. Barring any material changes in the banking environment we are confident that we will secure terms equal to or better than our current arrangement.

        One of our Canadian subsidiaries has an unsecured, 364-day C$100.0 million revolving credit facility that will expire on September 30, 2004. The agreement provides for borrowings tied to Prime, Base Rate, LIBOR and Canadian Banker's Acceptances, and contains financial covenants related to interest coverage, funded debt to cash flow, and limitations on subsidiary indebtedness. We have guaranteed the indebtedness of our Canadian subsidiary under this facility. As of December 31, 2003, $61.7 million of borrowing capacity was available under this credit facility, from which no amount was outstanding. We will determine during the first half of 2004 our intentions regarding this facility.

Contractual Obligations and Commercial Commitments

        The following table summarizes our significant contractual obligations and commitments as of December 31, 2003:

		Payments due by
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter
	(in millions)
Long-term debt (Note 7)	$787.1	$139.0	$249.7	$249.6	$148.8
Operating leases (Note 11)	96.2	17.4	15.1	11.9	51.8
Data processing agreement obligations (Note 11)	325.0	56.3	91.2	57.5	120.0
Other long-term liabilities	99.1	—	2.0	—	97.1

	$1,307.4	$212.7	$358.0	$319.0	$417.7

        We believe that future cash flows provided by our operating activities, together with current cash and cash equivalent balances, will be sufficient to meet our projected cash requirements for the next 12 months, and the foreseeable future thereafter, although any projections of future cash needs and cash flows are subject to substantial uncertainty. A potential extraordinary use of cash would be the exercise by Computer Science Corporation ("CSC") of its option to require us to buy its credit reporting business at any time prior to 2013. The option exercise price will be determined by a third-party appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if CSC were to exercise the option today, the option price would be approximately $650.0 to $700.0 million. This estimate is based solely on our internal analysis of the value of the business, current market conditions, and other factors, all of which are subject to constant change. If CSC were to exercise its option, we would have to obtain additional sources of funding. We believe that this funding would be available from sources such as additional bank credit and the issuance of public debt and/or equity. However, the availability and terms of any such financing would be subject to a number of factors, including credit market conditions, the condition of the equity markets, general economic conditions, and our financial performance and condition. Because we do not control the timing of CSC's exercise of its option, we could be required to seek such financing and increase our indebtedness at a time when market or other conditions are unfavorable.

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

Off Balance Sheet Transactions

        Other than facility leasing arrangements, we do not engage in off-balance sheet financing activities. We have entered into a synthetic lease on our Atlanta corporate headquarters building in order to provide us with favorable financing terms with regard to this facility. This $29.0 million lease was entered into in 1998 and expires in 2010. Total lease payments for the remaining term total $11.6 million. Under this synthetic lease arrangement, we have also guaranteed the residual value of the leased property to the lessor. In the event that the property were to be sold by the lessor at the end of the lease term, we would be responsible for any shortfall of the sales proceeds, up to a maximum amount of $23.2 million, which equals 80 percent of the value of the property at the beginning of the lease term. We believe that the fair market value of this property exceeds the amount of the guarantee.

Letters of Credit and Guarantees

        We will, from time to time, issue standby letters of credit, performance bonds or other guarantees in the normal course of our business. The aggregate notional amount of all performance bonds and standby letters of credit is less than $5.0 million. We provide these guarantees from time to time to support the needs of our operating units. Except for our guarantee of the synthetic lease referred to above, our only outstanding guarantee that is not reflected as a liability on our balance sheets was extended in connection with the sale of our risk management collections business to RMA Holdings, LLC, or RMA, in October 2000, at which time we guaranteed the operating lease payments of a partnership affiliated with RMA. The operating lease, which expires December 11, 2011, has a remaining balance of $9.6 million based on the undiscounted value of remaining lease payments at December 31, 2003. Our obligations under such guarantee are not secured. We believe the likelihood of demand for payment under this instrument is minimal and expect no material losses to occur in connection with this guarantee.

Subsidiary Funds Transfer Limitations

        The ability of certain of our subsidiaries and associated companies to transfer funds is limited in some cases by foreign government regulations. At December 31, 2003, the amount of equity subject to such restrictions for consolidated subsidiaries was not material.

Pension Benefits

        Although the performance of the U.S. stock market increased the market value of assets for the U.S. defined benefit plan, the decline in interest rates during that year increased its liabilities as well. The fair value of our defined benefit pension plan assets increased from $344.8 million at December 31, 2002, to $398.3 million at December 31, 2003. However, the projected benefit obligations increased by $32.3 million, from $421.2 million at December 31, 2002 to $453.5 million at December 31, 2003. Of the $32.3 million increase, $24.9 million was due to a lowering of our discount rate from 6.75% at December 31, 2002 to 6.25% at December 31, 2003. Accordingly, the plan is in an unfunded status in accordance with Statement of Financial Accounting Standards No. 87 ("SFAS 87") at December 31, 2003. As required under SFAS 87, the company's consolidated balance sheet includes a non-cash minimum pension liability of $4.9 million ($3.1 million after tax) at December 31, 2003. The impact of our plan's funded status would be reversed and shareholders' equity consequently restored on December 31 of any year in which the fair value of plan assets exceeded the accumulated benefit obligation as of that date. This liability had no impact on our consolidated income statement and did not affect cash flow or our compliance with any financial covenants contained in any of our debt agreements.

        We continually monitor and evaluate the level of pension contributions based on various factors that include, but are not limited to, investment performance, actuarial valuation results, and tax deductibility. The decline in the equity markets over the last three years caused our U.S. defined benefit pension plan to be underfunded under SFAS 87. Under requirements by the Employment Retirement Income Security Act (ERISA) and federal tax laws, we have been fully funded for the past five years and we expect no mandatory funding requirements in 2004 or 2005. Although no minimum funding was required, at our discretion we contributed $20.0 million to our U.S. defined benefit pension plan in 2003 and that amount again in 2004.

        Our U.S. defined benefit pension plan delivered pension income of $13.5 million in 2002 and approximately $4.7 million in 2003. The annual pension income is calculated using a number of actuarial assumptions, including the expected long-term rate of return on assets and a discount rate for liabilities. In determining the expected long-term rate of return on assets, we evaluate advice from our investment consultants, investment management firms, and consulting actuaries. Additionally, we consider our historical 15-year compounded returns, which have been in excess of our forward-looking return expectations. For determination of pension expense for 2003, the long term-rate of return was 8.75%. The investment return for plan assets during 2003 was 19.1%.

        Our determination of pension income and expense is based on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation of assets recognizes investment gains and losses over a five-year period from the year in which they occur. Investment gains and losses for this purpose are the difference between expected return calculated using the market value of assets and the actual return on the market value of assets. Since the market-related value of assets recognizes gains or losses prospectively over five years, the future value of assets will be affected as previously deferred gains or losses are recognized. Our U.S. cumulative unrecognized actuarial losses at December 31, 2003 and 2002 were $194.3 million and $202.0 million, respectively. These unrecognized losses will result in an increase in our future net periodic pension benefit cost, depending on several factors including their relative size to our projected benefit obligation and market related value of plan assets.

        The discount rate we utilize for determining future pension obligations is based on the yield associated with Moody's Long-Term Aa-rated Corporate Bond Index. The discount rate determined on this basis has decreased from 6.75% at December 31, 2002 to 6.25% at December 31, 2003.

Other

        We have an outstanding tax-related matter with a Canadian tax authority totaling $31.3 million. During 2003, we deposited $5.3 million, representing a portion of one of the reassessment positions. The $5.3 million deposit is pursuant to a statutory requirement in Canada and is not indicative of the estimated exposure of the matter. It is the opinion of our outside legal and tax experts that we should prevail.

Inflation

        We do not believe that the rate of inflation has had a material effect on our operating results. However, inflation could adversely affect our future operating results if it were to result in a substantial weakening in economic conditions.

Recent Accounting Pronouncements.    In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance pertaining to the revenue recognition accounting methodology to apply to revenue arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We adopted EITF Issue No. 00-21 on July 1, 2003 and it did not have a material impact on our financial position or results of operations.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," or FIN 45. FIN 45 currently requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, as of December 31, 2002, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll-forward of the entity's product warranty liabilities. We adopted the disclosure requirements of FIN 45 effective December 31, 2002 and the remaining provisions on January 1, 2003 and have included the required disclosures in the Notes to our Consolidated Financial Statement.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition,

SFAS 148 amends the disclosure provisions of SFAS 123 "Accounting for Stock Based Compensation" to currently require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 does not amend SFAS 123 to require companies to account for their employee stock-based awards using the fair value method; however, it does require adoption of the disclosure provisions for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS 123 or the intrinsic value method described in APB Opinion No. 25, "Accounting for Stock Issued to Employees". We continue to use the intrinsic value method. We adopted SFAS 148 on January 1, 2003 and have included the required disclosures in our Notes to our Consolidated Financial Statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component and amends the meaning of the term "an underlying" to conform it to language used in FASB Interpretation No. 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." SFAS 149 is effective, on a prospective basis, for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We have adopted SFAS No. 149 and it has not had a material impact on our financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with the characteristics of liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS 150 as a liability, or in some cases, as an asset. In the past, many of these types of instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period after June 15, 2003. It is to be implemented by reporting the cumulative effect of the change in the accounting principles applied to financial instruments created before May 2003 and still existing at the beginning of the interim period in which SFAS 150 is adopted. Restatement is not permitted. We have adopted SFAS 150 and the application of its provisions has not had a material impact on our financial position or results of operations.

        In December 2003, the FASB issued a revision to SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits." The purpose of the revision is to require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. These additional disclosures include information describing the types of plan assets, investment strategy, measurements date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. As revised, SFAS 132 now enhances disclosures of relevant accounting information by providing more information about the plan assets available to finance benefit payments, the obligation to pay benefits, and an entity's obligation to fund the plan. This revised version of SFAS 132 is effective for fiscal years ending after December 15, 2003. We have adopted the revisions to SFAS 132 and have included the revised disclosures in our Notes to Consolidated Financial Statements.

        In December 2003, the FASB issued its revision to FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," or FIN 46. FIN 46 addresses the consolidation by a reporting entity of variable interest entities with certain characteristics. This Interpretation was effective in January 2003 for variable interest entities created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003. The FASB has issued FASB

Staff Positions ("FSP's"), which have deferred the effective date for applying the provisions of Interpretation No. 46 for interest in certain variable interest entities or potential variable interest entities created before February 1, 2003 until the end of the first interim period ending after March 15, 2004. These FSP's also require certain disclosures about variable interest entities and potential variable interest entities. We are still assessing the impact of FIN 46 on arrangements that we have with certain entities and are still in the process of identifying our potential variable interest entities. Therefore, we are deferring the application of the provisions of FIN 46 until the first quarter of fiscal year 2004.

        On December 17, 2003, the Staff of the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 104, or SAB 104, "Revenue Recognition," which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's related "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" issued with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The implementation of SAB 104 did not have a material effect on our financial position or results of operations.

Application of Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our consolidated financial statements and accompanying notes. The following accounting policies involve a "critical accounting estimate" because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information see Item 8 of Part II, Notes to Consolidated Financial Statements, Note 1—Significant Accounting and Reporting Policies. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Revenue Recognition

        We recognize revenue when persuasive evidence of an arrangement exists, for which the corresponding products have been delivered or services have been rendered, the pricing of which is either fixed or determinable, and collectibility of the fee arrangement is reasonably assured. Our sales are predicated upon the existence of a signed contract or purchase order which provides persuasive evidence of the arrangement, pertinent terms and conditions regarding products to be delivered or services to be rendered, and the related pricing methodology. We consider the earnings process to be completed when we have fulfilled our specific obligations under the contract as substantively demonstrated by evidence of product delivery or rendering of services. We consider the fee arrangement to be realizable or collectible when there exists a probable expectation of customer payment.

        A significant portion of our revenues is based upon transactional activity generated by customers' access to, or queries of, our proprietary databases. Product or service delivery, and customer acceptance is inherent in this process by nature of the value thereby transferred to and utilized by the customer. Revenues are typically usage-based and incorporate predetermined volume-tiered unit pricing.

        A small portion of our revenue is related to subscription-based contracts under which the customer pays a flat fee for a preset or unlimited volume of transactions or services. Revenue recognition in these cases is based upon pro-rating the related fee over the term of the contract. For pre-set volume contracts, if the actual periodic usage is more than the relative periodic prorated volume the revenue related to the overrun is billed and recognized monthly, and if actual periodic usage is less than the relative periodic prorated volume the revenue related to the underrun is deferred and recognized when cumulative volumes exceed the contracted volumes or at the end of the contract period.

        In conjunction with certain products and services, we charge a non-refundable set-up, membership, or right-to-use license fee which is recognized into revenue on a straight-line basis over the term of the contract.

        Revenue from, and customer billing for, the sale of complementary Information Service products, such as the development of unique decision or predictive statistical models, and the sale of Marketing Service products, such as demographic data lists, data queries, and market research, is recognized upon completion, customer installation and acceptance.

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

Allowance for Doubtful Accounts

        We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other accounts receivable, we recognize allowances for doubtful accounts based on our past write-off experience (i.e., average percentage of receivables written off historically) and the length of time the receivables are past due. Allowances for doubtful accounts were approximately $11.9 million or 6% of the accounts receivable on our consolidated balance sheet at December 31, 2003. Accounts receivable, net of allowances, was approximately $175.4 million or 61% of total current assets in our consolidated balance sheet of December 31, 2003. We consider accounting for accounts receivable allowances critical to all of our operating segments because of the significance of accounts receivable to our current assets and operating cash flow. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, or if economic conditions worsened, additional allowances may be required in the future, which could have a material effect on our consolidated financial statements. We reassess our allowance for doubtful accounts each period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue or expense recognized could result.

Valuation of Long-Lived and Intangible Assets

        Goodwill and certain other intangible assets are tested for impairment in accordance with SFAS 142, and all other long-lived assets are tested for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We regularly evaluate whether events or circumstances have occurred which indicate that the carrying amounts of long-lived assets (principally goodwill, purchased data files, systems development and other deferred costs, and investments in unconsolidated subsidiaries) may be impaired or not recoverable. The significant factors that are considered that could trigger an impairment review include: changes in business strategy, market conditions, or the manner of use of an asset; underperformance relative to historical or expected future operating results; and negative industry or economic trends. In evaluating our long-lived assets other than goodwill for possible impairment, management estimates that asset's future undiscounted cash flows to measure whether the asset is recoverable. If it is determined that the asset is not recoverable, we measure the impairment based on the projected discounted cash flows of the asset over its remaining life. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect these evaluations. In 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," which among other things, eliminates the amortization of goodwill and certain other intangible assets and requires that goodwill be evaluated annually for impairment by applying a fair value-based test. We adopted the standard effective January 1, 2002 for acquisitions prior to June 30, 2001, and, in accordance with the standard, completed our first fair value-based impairment tests by June 30, 2002. During 2003 we updated our impairment evaluation and determined that reporting unit goodwill remained unimpaired.

Legal Contingencies

        We are subject to various proceedings, lawsuits, and claims arising in the normal course of our business. Our consolidated financial statements reflect the treatment of claims and contingencies based on our management's view of the expected outcome. We periodically review claims and legal proceedings and assess whether we have potential financial exposure. If the likelihood of an adverse outcome from any claim or legal proceeding is probable and the amount can be estimated, we accrue a liability for estimated legal fees and settlements in accordance with SFAS No. 5, "Accounting for Contingencies."

Income Taxes

        We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our net deferred tax assets will be recovered from future taxable income or other tax planning opportunities, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. A valuation allowance is currently set against certain net deferred tax assets because we believe it is more likely than not that these deferred tax assets will not be realized through the generation of future taxable income or other tax planning opportunities. Significant management judgment is required in determining our provision for income taxes and our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to realize any future benefit from our deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, our operating results and financial position could be materially affected.

Retirement Plans

        Our pension plans and postretirement benefit plans are accounted for using actuarial valuations required by SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Our minimum pension liability, net of tax, as of December 31, 2003, was approximately $120.1 million, or 10%, of the total liabilities on our consolidated balance sheet as of December 31, 2003. We consider accounting for retirement plans critical to all of our operating segments because our management is required to make significant subjective judgments about a number of actuarial assumptions, which include discount rates, healthcare cost trends rates, salary growth, long-term return on plan assets and mortality rates. Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and have a material effect on our consolidated financial statements.

Risk Factors

Since our revenues depend to a large extent on our customers' demand for consumer credit information, deterioration of current economic conditions or rising interest rates may harm our results of operations.

        Consumer credit reports constitute our core product. In general, our customers use our credit reports and related services to process applications for new credit cards, automobile loans, home mortgages and refinancing, and other consumer loans. They also use our credit reports and services to monitor existing credit relationships. Consumer demand for credit, i.e. rates of spending and levels of indebtedness, tends to grow more slowly or decline during periods of economic contraction or slow economic growth. Rising rates of interest may also negatively impact consumer demand for credit, especially mortgage loan refinancing. A decline in consumer demand for credit reduces our customers' demand for our consumer credit reports. Consequently, our revenues from consumer credit report products and services could be negatively affected and our results of operations harmed if consumer demand for credit decreases, or if interest rates increase.

The loss of access to credit and other data from external sources could harm our ability to provide our products and services.

        We rely extensively upon data from external sources to maintain our proprietary and non-proprietary databases, including data received from customers and various government and public record services. Our data sources could withdraw their data from us for a variety of reasons, including legislatively or judicially imposed restrictions on use. If a substantial number of data sources were to withdraw their data, or if we were to lose access to data due to government regulation, our ability to provide products and services to our clients could be materially adversely impacted, which could result in decreased revenues, net income, and earnings per share.

Compliance with recently adopted amendments to the Fair Credit Reporting Act could result in material additional costs to us.

        The Fair and Accurate Credit Transactions Act of 2003, or FACTA, which amended the Fair Credit Reporting Act, became law in December 2003. This legislation, among other things, will require us on an annual basis to provide free credit reports to consumers upon request. These reports may be requested by internet, telephone, or mail through centralized request facilities which we and other credit reporting agencies must establish and support. In addition consumers will be entitled to a free credit report upon request if a report results in the consumer obtaining credit terms less favorable than those provided to a majority of the credit provider's customers. FACTA will also require us to provide credit scores on an annual basis to requesting consumers for a reasonable fee, as determined by the Federal Trade Commission, or FTC. The FTC is in the process of preparing regulations to implement these requirements, including establishment of the centralized request facilities and development of procedures to stagger such requests. The FTC regulations are expected to be completed by June 2004 and to become effective no later than December, 2004, at which time we will be required to begin providing credit scores and free credit reports. Additional provisions of FACTA impose requirements designed to reduce consumer identity theft, limit provision of medical information, and require reports to the FTC regarding consumer complaints. We will need to modify our procedures and systems to deal with these and similar FACTA provisions. Compliance with FACTA could result in additional expense that could have a material adverse effect on our financial condition and results of operations. We cannot predict the net impact of this legislation on our business, however, until final FTC regulations are available, we have completed the design and implementation of internal steps to lessen its impact, and we have evaluated opportunities to market fee-generating products to consumers requesting free reports.

Changes in the legislative, regulatory, and judicial environments may adversely affect our ability to collect, manage, aggregate, and use data.

        Our business involves collection of consumer and business data and distribution of such information to businesses making credit and marketing decisions. Consequently, certain of our activities and services are subject to regulation by federal, state, and local authorities in the United States and Canada, and in those countries within Europe and Latin America where we do business. For instance, much of the data and services that we provide are subject to regulation under the Fair Credit Reporting Act, or FCRA, which regulates the use of consumer credit information, and to a lesser extent, the Gramm-Leach-Bliley Act, which regulates the use of non-public personal information. We are also subject to the United Kingdom's Data Protection Act of 1998, which became fully effective on October 24, 2001 and regulates the manner in which we can use third-party data, and recent regulatory limitations relating to use of the Electoral Roll, one of our key data sources in the United Kingdom. In addition, there is increasing awareness and public concern about individual privacy rights and the collection, distribution and use of information about individuals. This concern may result in the adoption of new federal, state, local and foreign laws and regulations that could include increased compliance requirements and restrictions on the purchase, sale and sharing of information about consumers for commercial purposes, and have a negative impact on our ability to collect such information provided by consumers voluntarily. Future international, federal, state, and local laws and regulations with respect to the collection, management, and use of data about individuals, and adverse publicity, judicial interpretations, or potential litigation concerning the commercial use of such information, may result in substantial regulatory compliance costs, litigation expense, or a loss of revenue.

Our markets are highly competitive and new product introductions and pricing strategies being offered by our competitors could decrease our sales and market share, or require us to reduce our prices in a manner that reduces our gross margins.

        We operate in a number of geographic, product, and service markets that are highly competitive. In consumer credit reporting services, we compete primarily with two global consumer credit reporting companies, Experian Information Solutions, Inc. and Trans Union LLC. We also compete with these and other companies, including Acxiom Corporation, Harte-Hanks, Inc., and InfoUSA, Inc. with respect to our direct marketing services. We cannot assure you that competitors will not develop products and services that are superior to or that achieve greater market acceptance than our products and services.

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

        To increase our revenues, we must enhance and improve existing products and continue to introduce new products and new versions of existing products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements, and achieve market acceptance. We believe much of our future growth prospects will rest on our ability to continue to expand into newer products and services. Products that we plan to market in the future are in various stages of development. We cannot assure you that the marketplace will accept these products. If our current or potential customers are not willing to switch to or adopt our new products and services, our ability to increase revenues will be impaired.

If we fail to keep up with rapidly changing technologies, our products and services could become less competitive or obsolete.

        In our markets, technology changes rapidly, and there are continuous improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems, database technology, and the use of the Internet. Advances in technology may result in changing customer preferences for products and services and delivery formats. If we fail to enhance our current products and develop new products in response to changes in technology, industry standards, or customer preferences, our products and services could rapidly become less competitive or obsolete. Our future success will depend, in part, upon our ability to internally develop new and competitive technologies; use leading third-party technologies effectively; continue to develop our technical expertise; anticipate and effectively respond to changing customer needs; and influence and respond to emerging industry standards and other technological changes.

We may suffer adverse financial consequences if Computer Sciences Corporation requires us to purchase its credit reporting business when the public equity or debt markets or other financing conditions are unfavorable to us.

        In 1988, we entered into an agreement with Computer Sciences Corporation and certain of its affiliates, or CSC, under which CSC's credit reporting agencies utilize our computerized credit database services. Under the agreement, CSC has an option, exercisable at any time, to sell its credit reporting business to us. The option expires in 2013. The option exercise price will be determined by a third-party appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if CSC were to exercise the option today, the option price would be approximately $650.0 to $700.0 million. This estimate is based solely on our internal analysis of the value of the businesses, current market conditions, and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than the estimated amount. If CSC were to exercise its option, we would have to obtain additional sources of funding. We believe that this funding would be available from sources such as additional bank lines of credit and the issuance of public debt and/or equity. However, the availability and terms of any such capital financing would be subject to a number of factors, including credit market conditions, the state of the equity markets, general economic conditions, and our financial performance and condition. Because we do not control the timing of CSC's exercise of its option, we could be required to seek such financing and increase our debt levels at a time when market or other conditions are unfavorable.

Our international operations subject us to additional business risks that may reduce our profitability or revenues.

        We conduct business outside of the United States. During the fiscal year ended December 31, 2003, we received approximately 25% of our revenues from business outside the United States. As part of our growth strategy, we plan to continue to pursue opportunities outside the United States. As a result, our future operating results could be negatively affected by a variety of factors, many of which are beyond our control. The risks and potential costs of our international operations, include: political and economic instability; changes in regulatory requirements and policy and the adoption of laws detrimental to our operations, such as legislation relating to the collection and use of personal data; negative impact of currency exchange rate fluctuations; potentially adverse tax consequences; increased restrictions on the repatriation of earnings; and general economic conditions in international markets. We may not be able to avoid significant expenditures in addressing these potential risks.

Security is important to our business, and breaches of security, or the perception that e-commerce is not secure, could harm our business.

        Business-to-business and business-to-consumer electronic commerce, including that which is Internet-based, requires the secure transmission of confidential information over public networks. Several of our products are accessed through the Internet, including our consumer and commercial information services that are delivered via ePORTTM, our Internet delivery channel, and our Consumer Direct services accessible through the www.equifax.com website. Security breaches in connection with the delivery of our products and services via ePORTTM, our Consumer Direct website, or well-publicized security breaches not involving the Internet that may affect us or our industry, such as database intrusion, could be detrimental to our business, operating results, and financial condition. We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not compromise or breach the technology protecting the networks that access our products, consumer services, and proprietary database information.

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

  •
  unexpected liabilities arising out of the acquired businesses;

  •
  the difficulty of assimilating the operations and personnel of the acquired businesses;

  •
  the potential product liability associated with the sale of the acquired companies' products;

  •
  the potential disruption of our ongoing business;

  •
  the potential dilution of our existing stockholders and earnings per share;

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

        We are required to translate, or express in U.S. dollars, the assets and liabilities of our foreign subsidiaries that are denominated or measured in foreign currencies at the applicable year-end rate of exchange on our consolidated balance sheet, and income statement items of our foreign subsidiaries at the average rates prevailing during the year. We record the resulting translation adjustment, and gains and losses resulting from the translation of intercompany balances of a long-term investment nature, as components of our shareholders' equity. Other immaterial foreign currency transaction gains and losses are recorded in our consolidated statements of income. We do not, as a matter of policy, hedge translational foreign currency exposure. We will, however, hedge foreign currency exchange rate risks associated with material transactions that are denominated in a foreign currency.

        At December 31, 2003 we have hedged our foreign currency exchange rate risks associated with the acquisition of our Italian businesses in the fourth quarter of 2000, by borrowing under our $465.0 million revolving credit facility in euros. At December 31, 2003, the foreign currency exchange rate risks associated with loans which funded the acquisition of our Italian businesses during the fourth quarter of 2000 were hedged by borrowing the euro equivalent of $14.1 million under our $465.0 million revolving credit facility.

        As of December 31, 2003, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2002, would have resulted in an increase of our revenues by $33.3 million, and an increase of our pre-tax operating profit by $8.2 million. A 10% stronger U.S. dollar would have resulted in similar decreases to our revenues and pre-tax operating profit.

Interest Rate Risk

        Our exposure to market risk for changes in interest rates primarily relates to our variable rate revolving credit debt and the interest rate swap agreements associated with portions of our fixed rate public debt.

        We attempt to achieve the lowest all-in weighted average cost of debt while simultaneously taking into account the mix of our fixed and floating rate debt, and the average life and scheduled maturities of our debt. At December 31, 2003, our weighted average cost of debt was 4.0% and the weighted average life of our debt was 6.3 years.

        We generally target a mix of fixed and floating rate debt which lies within a range of 30-70% fixed, with the balance being floating rate. As of December 31, 2003, 49% of our debt was fixed rate, and the remaining 51% floating rate. We use derivatives to manage our exposure to changes in interest rates by entering into interest rate swaps. As of December 31, 2003, we had $279.0 million, notional amount, of interest rate swap agreements outstanding with bank counterparties.

        Our variable rate indebtedness consists primarily of our $465.0 million revolving credit facility and a separate C$100.0 million revolving credit facility in Canada. The rate of interest we pay on our $465.0 million facility is based on a floating rate pricing grid tied to our long-term senior unsecured debt rating. We are currently rated A- by Standard & Poor's and Baa1 by Moody's Investor Service. In the case of a split rating, pricing is based on the higher rating, i.e. A- from S&P. We can borrow under the facility at floating rates of interest tied to Base Rate and the LIBOR. A competitive bid option is also available, dependent on liquidity in the bank market. At December 31, 2003, $137.1 million of debt was outstanding and $327.9 million of additional borrowing capacity was available under this facility. Borrowings under our Canadian facility bear interest at a floating rate tied to Prime, LIBOR, or Canadian Banker's Acceptances. As of December 31, 2003, C$20.0 million (US$15.4 million) of debt was outstanding, and C$80.0 million (US$61.7 million) of additional borrowing capacity was available under our Canadian facility.

        We have interest rate swap agreements in place to float the interest rate on $250.0 million of our fixed rate, 6.3% senior unsecured notes through their maturity date in 2005. These swaps have been designated as fair value hedges, were documented as fully effective under SFAS 133, and were valued on a mark to market basis as an asset totaling $14.9 million at December 31, 2003. The offsetting liability of $14.9 million is included as an addition to long-term debt. These swaps give us the right to receive fixed rate payments from the counterparties, in exchange for floating rate payments from us. The floating rate payments on these interest rate swaps are tied to 6-month LIBOR plus a spread, with net settlements paid semi-annually. The final maturity of these interest rate swaps is July 2005, coinciding with the final maturity of the associated notes.

        We also have a $29.0 million floating-to-fixed interest rate swap, maturing 2010, which fixes the effective rate of interest on the $29.0 million synthetic lease for our Atlanta corporate headquarters. This derivative instrument is designated as a cash flow hedge, was documented as fully effective under SFAS 133, and was valued on a mark-to-market basis as a liability totaling $3.8 million at December 31, 2003. This interest rate swap gives us the right to receive a floating rate payment tied to 3-month LIBOR plus a spread from the counterparty, in exchange for a fixed rate payment from us. The net settlements occur quarterly.

        A 1% increase in the average rate of interest on the variable rate debt outstanding under our revolving credit facilities during 2003 would have increased our pre-tax interest expense by $1.5 million.

        A 1% increase in the average rate of interest associated with the floating rate payments due under our interest rate swap agreements during 2003 would have increased our pretax interest expense by $2.5 million. Since all of our interest rate swaps are fully effective per SFAS 133, our income statement is unaffected by the non-cash quarterly mark-to-market adjustments associated with these derivatives.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Year Ended December 31
	2003	2002	2001
Operating revenue	$1,225.4	$1,109.3	$1,139.0

Costs and expenses:
Costs of services	512.9	427.6	451.0
Selling, general and administrative expenses	274.6	249.9	267.6
Depreciation	16.0	12.9	17.1
Amortization	79.3	67.6	63.7
Goodwill amortization (Note 1)	—	—	25.4
Restructuring and impairment charges (Note 6)	30.6	—	60.4

Total costs and expenses	913.4	758.0	885.2

Operating income	312.0	351.3	253.8
Other income (expense), net	14.0	6.8	(1.2)
Minority interest in earnings, net of tax	(3.3)	(2.0)	(2.2)
Interest expense	(39.6)	(41.2)	(47.8)

Income from continuing operations before income taxes	283.1	314.9	202.6
Provision for income taxes	(104.6)	(123.6)	(85.3)

Income from continuing operations	178.5	191.3	117.3

Discontinued operations (Note 3)
(Loss) income from discontinued operations, net of income tax (benefit) expense of 0.0, ($2.2), and $21.4, respectively	(13.6)	(13.3)	33.6
Costs associated with effecting the spin-off, net of income tax benefit of $8.1	—	—	(28.4)

Total discontinued operations	(13.6)	(13.3)	5.2

Net income	$164.9	$178.0	$122.5

Per common share (basic):
Income from continuing operations	$1.33	$1.41	$0.86
Discontinued operations	(0.10)	(0.10)	0.04

Net income	$1.23	$1.31	$0.90

Shares used in computing basic earnings per share	134.5	136.2	136.8

Per common share (diluted):
Income from continuing operations	$1.31	$1.38	$0.84
Discontinued operations	(0.10)	(0.10)	0.04

Net income	$1.21	$1.29 *	$0.88

Shares used in computing diluted earnings per share	136.7	138.5	139.0

Dividends per common share	$0.080	$0.080	$0.225

*
Does not total due to rounding.

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31
	2003	2002	2001
Cash flows from operating activities:
Net income	$164.9	$178.0	$122.5
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Loss (income) from discontinued operations	13.6	13.3	(33.6)
Costs associated with effecting the spin-off	—	—	28.4
Depreciation and amortization	95.3	80.5	106.2
Restructuring and impairment charges	30.6	—	60.4
Income tax benefit from stock plans	4.3	6.6	4.5
Deferred income taxes	15.8	17.9	8.2
Loss from sale of businesses	—	—	5.8
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	17.8	27.5	16.1
Current liabilities, excluding debt	(15.4)	(31.7)	(31.3)
Other current assets	(3.9)	12.0	(0.6)
Other long-term liabilities, excluding debt	(3.4)	(10.8)	(17.4)
Other assets	(30.5)	(44.5)	(14.1)
Other	0.8	—	—

Cash provided by operating activities	289.9	248.8	255.1

Investing activities:
Additions to property and equipment	(14.6)	(12.8)	(13.0)
Additions to other assets, net	(39.0)	(43.0)	(34.1)
Acquisitions, net of cash acquired	(40.7)	(321.2)	(43.5)
Investments in unconsolidated companies	—	(0.1)	(25.2)
Proceeds from sale of businesses	—	41.0	5.4
Proceeds from sale of assets	—	—	7.0
Deferred payments on prior year acquisitions	(5.4)	(4.9)	(3.1)

Cash used by investing activities	(99.7)	(341.0)	(106.5)

Financing activities:
Net short-term (payments) borrowings	(16.0)	(25.8)	9.3
Additions to long-term debt	113.4	249.5	—
Payments on long-term debt	(202.6)	(75.0)	(298.9)
Treasury stock purchases	(94.9)	(79.8)	(42.3)
Dividends paid	(11.3)	(11.4)	(32.3)
Proceeds from exercise of stock options	19.5	34.2	36.4
Other	(1.7)	0.9	2.3

Cash (used) provided by financing activities	(193.6)	92.6	(325.5)

Effect of foreign currency exchange rates on cash	8.3	(2.8)	(5.6)
Cash provided (used) by discontinued operations	3.9	(0.3)	156.1

Increase (decrease) in cash and cash equivalents	8.8	(2.7)	(26.4)
Cash and cash equivalents, beginning of year	30.5	33.2	59.6

Cash and cash equivalents, end of year	$39.3	$30.5	$33.2

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except par values)

	December 31
	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$39.3	$30.5
Trade accounts receivable, net of allowance for doubtful accounts of $11.9 in 2003 and $17.3 in 2002	175.4	179.8
Other receivables	13.3	20.8
Deferred income tax assets	15.5	20.9
Prepaid expenses and other current assets	42.4	33.6

Total current assets	285.9	285.6

Property and Equipment:
Land, buildings and improvements	31.6	29.3
Data processing equipment and furniture	121.7	115.9

	153.3	145.2
Less accumulated depreciation	106.3	94.6

	47.0	50.6

Goodwill, net	724.3	650.5
Purchased Data Files, net	247.9	265.4
Other Assets	248.2	247.3
Assets of Discontinued Operations	—	7.5

	$1,553.3	$1,506.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt and current maturities	$160.5	$233.9
Accounts payable	13.4	16.5
Accrued salaries and bonuses	34.4	31.0
Other current liabilities	146.5	146.5

Total current liabilities	354.8	427.9

Long-Term Debt	663.0	690.6
Deferred Revenue	12.0	11.7
Deferred Income Tax Liabilities	44.3	25.9
Other Long-Term Liabilities	99.1	122.6
Liabilities of Discontinued Operations	8.6	7.2

Total liabilities	1,181.8	1,285.9

Commitments and Contingencies (Note 11)
Shareholders' Equity:
Preferred stock, $0.01 par value: Authorized—10.0; Issued—none	—	—
Common stock, $1.25 par value:
Authorized shares—300.0
Issued shares—180.4 in 2003 and 180.1 in 2002
Outstanding shares—132.7 in 2003 and 135.7 in 2002	225.5	225.1
Paid-in capital	432.5	412.0
Retained earnings	1,079.0	925.4
Accumulated other comprehensive loss	(296.1)	(359.4)
Treasury stock, at cost, 42.3 shares in 2003 and 38.1 shares in 2002 (Note 9)	(995.5)	(899.7)
Stock held by employee benefits trusts, at cost, 5.4 shares in 2003 and 6.3 shares in 2002 (Note 9)	(73.9)	(82.4)

Total shareholders' equity	371.5	221.0

	$1,553.3	$1,506.9

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

(In millions)

	Common Stock:						Stock Held By Employee Benefits Trusts
					Accumulative Other Comprehensive (Loss) Income
	Shares Outstanding	Amount	Paid In Capital	Retained Earnings		Treasury Stock		Total Shareholders' Equity
Balance, December 31, 2000	135.8	$220.0	$336.5	$902.5	$(206.1)	$(779.0)	$(90.3)	$383.6
Net income	—	—	—	122.5	—	—	—	122.5
Other comprehensive loss	—	—	—	—	(67.3)	—	—	(67.3)
Shares issued under stock plans	2.5	3.0	33.7	—	—	0.5	0.5	37.7
Treasury stock purchased	(2.1)	—	—	—	—	(49.5)	—	(49.5)
Spin-off of Certegy Inc.	—	—	—	(233.9)	76.2	—	—	(157.7)
Cost of treasury stock transferred to employee benefits trust	—	—	—	—	—	—	—	—
Cash dividends	—	—	—	(32.3)	—	—	—	(32.3)
Income tax benefit from stock plans	—	—	4.9	—	—	—	—	4.9
Dividends from employee benefits trusts	—	—	1.6	—	—	—	—	1.6

Balance, December 31, 2001	136.2	223.0	376.7	758.8	(197.2)	(828.0)	(89.8)	243.5
Net income	—	—	—	178.0	—	—	—	178.0
Other comprehensive loss	—	—	—	—	(162.2)	—	—	(162.2)
Shares issued under stock plans	2.4	2.1	28.2	—	—	0.8	7.4	38.5
Treasury stock purchased	(2.9)	—		—	—	(72.5)	—	(72.5)
Cash dividends	—	—	—	(11.4)	—	—	—	(11.4)
Income tax benefit from stock plans	—	—	6.6	—	—	—	—	6.6
Dividends from employee benefits trusts	—	—	0.5	—	—	—	—	0.5

Balance, December 31, 2002	135.7	225.1	412.0	925.4	(359.4)	(899.7)	(82.4)	221.0
Net income	—	—	—	164.9	—	—	—	164.9
Other comprehensive income	—	—	—	—	63.3	—	—	63.3
Shares issued under stock plans	1.1	0.4	15.7	—	—	(0.8)	8.5	23.8
Treasury stock purchased	(4.1)	—	—	—	—	(95.0)	—	(95.0)
Cash dividends	—	—	—	(11.3)	—	—	—	(11.3)
Income tax benefit from stock plans	—	—	4.3	—	—	—	—	4.3
Dividends from employee benefits trusts	—	—	0.5	—	—	—	—	0.5

Balance, December 31, 2003	132.7	$225.5	$432.5	$1,079.0	$(296.1)	$(995.5)	$(73.9)	$371.5

        Accumulated Other Comprehensive Loss consists of the following components at December 31:

	2003	2002	2001
Foreign currency translation	$(173.7)	$(239.6)	$(191.8)
Minimum pension liability, net of accumulated tax of $70.7 in 2003, $70.2 in 2002, and $3.2 in 2001	(120.1)	(117.0)	(4.6)
Cash flow hedging transactions, net of tax of $1.4 in 2003, $1.9 in 2002 and $0.6 in 2001	(2.3)	(2.8)	(0.8)

	$(296.1)	$(359.4)	$(197.2)

        Comprehensive Income is as follows:

	2003	2002	2001
Net income	$164.9	$178.0	$122.5
Other comprehensive loss:
Foreign currency translation adjustment	65.9	(47.8)	(65.2)
Minimum pension liability adjustment	(3.1)	(112.4)	(1.3)
Change in cumulative loss from cash flow hedging transactions	0.5	(2.0)	(0.8)

	$228.2	$15.8	$55.2

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.    SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

        Accounting Principles.    Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

        Principles of Consolidation.    Our Consolidated Financial Statements include the accounts of Equifax Inc. and its majority-owned and controlled subsidiaries. All significant inter-company transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

        Nature of Operations.    We collect, organize and manage various types of financial, demographic, and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as state and federal governments. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to individuals. We have approximately 4,600 employees worldwide, and manage our business globally through the following three operating segments: Equifax North America, Equifax Europe, and Equifax Latin America. Our operations are predominately located within the United States, with foreign operations principally located in Canada, the United Kingdom, and Brazil.

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

        Use of Estimates.    Our financial statements are prepared in conformity with accounting principles generally accepted in the United States. Those principles require us to make estimates and assumptions. We believe that these estimates and assumptions are reasonable, based upon information available to us at the time they are made. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are used for, but not limited to, the accounting for the allowance for doubtful accounts, goodwill impairments, contingencies, restructuring costs, preliminary allocation of purchase price of acquisitions, and valuation of pension assets. Actual results could differ materially from these estimates.

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

        In conjunction with certain products and services, we charge non-refundable set-up and membership fees which are recognized on a straight-line basis over the term of the contract. Revenue from the sale of decision or statistical models is recognized upon customer installation and acceptance. For certain products and services sold on a subscription basis, we recognize revenue pro rata over the term of the contract.

        Deferred revenue represents the liability for amounts billed in advance of service delivery, and is classified as either current or long-term deferred revenue, with the current portion representing services expected to be provided within the next twelve months. Current deferred revenue is included with other current liabilities in the accompanying Consolidated Balance Sheets, and totaled $22.9 million at both December 31, 2003 and 2002. In conjunction with the divestiture of our risk management collections businesses in the U.S. and Canada in October 2000, certain of the proceeds received related to contracts to provide credit information products and services to the buyers over the next five to six years and were recorded in current and long-term deferred revenue. At December 31, 2003 and 2002, $11.6 million and $14.9 million, respectively, remained unrecognized, with $9.2 million and $10.6 million, respectively, included in long-term deferred revenue in the accompanying Consolidated Balance Sheets. This deferred revenue will be recognized as the contracted products and services are provided.

        Allowance for Doubtful Trade Accounts Receivable:    The provision for estimated losses on trade accounts receivable is based on an analysis of the aging of outstanding receivables and associated customer payment patterns, and the establishment of specific reserves for customers in adverse financial condition or for existing contractual disputes wherein we are not assured of a favorable outcome. The allowance for doubtful accounts was $11.9 million and $17.3 million, respectively, at December 31 2003 and 2002. Increases to the provision are recorded as bad debt expenses and are included in the "selling, general and administrative expenses" line item on the accompanying Consolidated Statements of Income. Bad debt expense was $8.8 million or 0.72% of revenue for 2003 and $10.1 million or 0.91% of revenue for 2002. During 2003, we wrote-off $17.0 million of accounts receivable, which included $11.0 million from our eMarketing business unit, and recovered $0.6 million of previously written-off accounts receivable. During 2002, we wrote-off $12.6 million and recovered $1.0 million of previously written-off accounts receivable.

        Costs of Services:    Costs of services consist primarily of data acquisition and royalties; customer service costs, which include: personnel costs to collect, maintain and update our proprietary databases, to develop and maintain software application platforms, and to provide consumer and customer call center support; hardware and software expense associated with transaction processing systems; telecommunication and computer network expense; and occupancy costs associated with facilities where these functions are performed.

        Selling, General and Administrative Expenses:    Selling, general and administrative expenses consist primarily of personnel related costs paid to sales and administrative employees and management, fees for professional and consulting services, and advertising costs.

        Legal Contingencies:    We periodically review claims and legal proceedings and assess whether we have potential financial exposure. If the potential loss from any claim or legal proceeding is probable and can be estimated, we accrue a liability for estimated legal fees and settlements.

        Income Taxes:    We base income tax expense on pre-tax financial accounting income, and recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Significant judgment is required to determine our overall local, state, federal and foreign income tax expense due to transactions and calculations where the ultimate tax consequence is uncertain. We have recorded a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that we estimate is likely to be received. We believe that our estimates are reasonable; however, the final outcome of tax matters may be different than the estimates reflected on our financial statements.

        Earnings Per Share:    Our basic earnings per share, or EPS, is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. As of December 31, 2003 and 2002, 1.6 million and 1.7 million, respectively, of our outstanding options were anti-dilutive. The income amount used in our EPS calculations is the same for both basic and diluted EPS. A reconciliation of the weighted average outstanding shares used in the two calculations is as follows:

	2003	2002	2001
	(In millions)
Weighted average shares outstanding (basic)	134.5	136.2	136.8
Effect of dilutive securities:
Stock options	2.0	2.3	2.1
Long-term incentive plans	0.2	—	0.1

Weighted average shares outstanding (diluted)	136.7	138.5	139.0

        Property and Equipment.    The cost of property and equipment is depreciated primarily on the straight-line basis over estimated asset lives of 30 to 50 years for buildings; useful lives, not to exceed lease terms, for leasehold improvements; three to five years for data processing equipment; and eight to 20 years for other fixed assets.

        Goodwill:    Prior to 2002, goodwill was amortized on a straight-line basis predominately over periods from twenty to forty years. In 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS 142 eliminates the amortization of goodwill and certain other intangible assets and requires that reporting unit goodwill be evaluated for impairment by applying a fair value-based test. We adopted the requirements of SFAS 142 as of June 30, 2001, for all acquisitions subsequent to that date, and as of January 1, 2002, for all acquisitions prior to June 30, 2001. During 2002, we completed our initial fair value-based impairment tests and in doing so, we determined that goodwill was not impaired; therefore no transitional impairment charge was recorded. SFAS 142 further requires that reporting unit goodwill be re-evaluated and tested for impairment at least on an annual basis. Accordingly, during 2003 we updated our impairment evaluation and determined that reporting unit goodwill remained unimpaired.

        Amortization expense was $25.4 million in 2001. As of December 31, 2003 and 2002, accumulated amortization balances were $87.7 million and $88.2 million, respectively.

        A summary of the changes in the net carrying amount of goodwill by reporting unit for the years ended December 31, 2003 and 2002 is as follows:

	Reporting Units
	Information Services	Marketing Services	European Operations	Latin America Operations		Total
	(In Millions)
Balance as of January 1, 2002	$141.9	$164.3	$90.3	$120.0		$516.5
Acquisitions	43.4	102.1	2.6	27.6		175.7
Adjustments to prior year's purchase price allocation	—	0.6	0.6	—		1.2
Reclassifications	—	0.7	—	1.5		2.2
Discontinued operations	—	—	(10.3)	—		(10.3)
Foreign currency translation	0.4	—	10.9	(46.1)		(34.7)

Balance as of December 31, 2002	$185.7	$267.7	$94.1	$103.0		$650.5	*
Acquisitions	12.7	6.9	—	—		19.6
Adjustments to prior year's purchase price allocation	1.0	10.1	—	—		11.1
Reclassifications	(0.3)	1.5	0.3	—		1.5
Foreign currency translation	7.3	—	12.9	21.4		41.6

Balance at December 31, 2003	$206.4	$286.2	$107.3	$124.5	*	$724.3	*

*
Does not total due to rounding.

        With the completion of the purchase price allocation for our 2002 acquisition of Naviant, we recorded a $10.1 million increase to goodwill due to a reallocation of the purchase price which was primarily caused by a reduction in acquired tax benefits. In our Spain commercial operations in 2002 we recognized an estimated $10.3 million loss related to the goodwill residing in this business component when we classified it as "held for sale." The foreign currency translation amount relates to the impact of foreign currency adjustments in accordance with SFAS 52, "Foreign Currency Translation."

        A reconciliation of 2001 reported earnings with pro forma earnings excluding goodwill amortization is shown on the table below (in millions, except per share amounts):

	As Reported	Amortization (Net of Tax)	Pro Forma
Year Ended December 31, 2001:
Income from continuing operations	$117.3	$18.5	$135.8
Income from continuing operations per share (diluted)	$0.84	$0.13	$0.98
Net income	$122.5	$22.0	$144.5
Net income per share (diluted)	$0.88	$0.16	$1.04

        Purchased Data Files.    Purchased data files, as recorded on the accompanying consolidated balance sheets, represent the investment cost of acquired credit, demographic and other related information used in our products and services. The costs are amortized on a straight-line basis primarily over fifteen years. Amortization expense was $42.6 million in 2003, $26.3 million in 2002, and $21.8 million in 2001. As of December 31, 2003 and 2002, accumulated amortization balances were $192.3 million and $147.5 million, respectively.

        Impairment of Long-Lived Assets.    We review the status of our long-lived assets annually or more frequently if necessary, in order to determine if conditions exist or events and circumstances indicate that an asset may be impaired in that its carrying amount may not be recoverable. If potential indicators of impairment exist, we estimate recoverability using undiscounted future cash flows arising from the use and eventual disposition of the related long-lived asset group. If the carrying value of the long-lived asset group exceeds the estimated future undiscounted cash flows, an impairment loss is recorded based on the amount by which the asset's carrying amount exceeds its fair value. We utilize the discounted present value of the associated future estimated cash flows to determine the asset's fair value. See Note 6 for the impairment of certain long-lived assets.

        Other Assets.    Other assets at December 31, 2003 and 2002 consist of the following:

	2003	2002
	(In millions)
Systems development and other deferred costs	$101.0	$102.8
Purchased software	19.0	22.1
Prepaid pension cost	17.0	13.3
Investments in unconsolidated companies	28.5	27.4
Intangible assets, net	50.3	59.5
Other	32.4	22.2

	$248.2	$247.3

        As discussed above under "Impairment of Long-Lived Assets," we regularly review these assets to determine if conditions or circumstances exist or events have occurred that would indicate that an asset could be impaired, and, if appropriate, we recognize the impairment in our financial results. We believe that the long-lived assets, as reflected in the above table and the accompanying consolidated balance sheets, are appropriately valued at December 31, 2003 and 2002. Amortization expense for other assets was $36.9 million in 2003, $39.7 million in 2002, and $38.7 million in 2001. As of December 31, 2003 and 2002, related accumulated amortization balances were $141.7 million and $123.9 million, respectively.

        Internal use software and systems development cost, and purchased software cost are deferred and capitalized in accordance with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," or SOP 98-1. Specifically, SOP 98-1 states that costs to develop or obtain software and accompanying hardware which is intended for internal use cannot be capitalized until after the determination is made as to the availability of a technically feasible solution to solve the pre-defined user and operating performance requirements as established during the "preliminary stage" of an internal use software development project. Costs incurred during a software development project's preliminary stage are expensed. "Application development" activities which are eligible for capitalization include software design, software configuration, development of interfaces, coding, testing, development of data migration programs, development of training materials, and installation. The capitalization criteria also requires the implicit or explicit obtainment of authorization for project completion and funding from the requisite level of management possessing the relevant approval authority and knowledge. Accordingly, we monitor the activities undertaken in our various software and systems development projects and analyze the associated costs, making appropriate distinction between and accounting for costs to be capitalized and costs to be expensed. Internal use software and systems development project and purchased software costs that are deferred and capitalized, are subsequently being amortized on a straight-line basis over a five to ten year period after project completion and the related software and systems are put into use.

        We have entered into strategic investments in privately held companies which are reflected as "investments in unconsolidated companies" in the above table. These investments are accounted for using the cost method, as we do not exercise significant influence over the investment entities or hold significant levels of ownership. Included in these investments is a note receivable from a company in the amount of $20.0 million which is due November 2006.

        Intangible assets primarily consist of acquired customer base lists and non-compete agreements, which are subject to amortization, and are shown above net of accumulated amortization. Amortization expense for these intangible assets was $14.7 million in 2003 and $3.6 million in 2002. Accumulated amortization expense was $13.4 million and $9.2 million at December 31, 2003 and 2002 respectively. The remaining amortization expense for these intangible assets is estimated to be $12.2 million for 2004, $10.5 million for 2005, $7.1 million for 2006, $7.0 million for 2007 and $7.0 million for 2008.

        Foreign Currency Translation:    The functional currency of our foreign subsidiaries is those subsidiaries' local currencies. We translate the assets and liabilities of foreign subsidiaries at the year-end rate of exchange, and income statement items at the average rates prevailing during the year. We record the resulting translation adjustment as a component of shareholders' equity. We also record gains and losses resulting from the translation of inter-company balances of a long-term investment nature as a component of shareholders' equity. We record foreign currency transaction gains and losses, which are not material, in the consolidated statements of income.

        Consolidated Statements of Cash Flows.    We consider cash equivalents to be short-term cash investments with original maturities of three months or less.

        Cash paid for income taxes and interest from continuing operations is as follows:

	2003	2002	2001
	(In millions)
Income taxes, net of amounts refunded	$84.6	$92.6	$78.4
Interest	39.6	41.8	49.7

        In 2003, 2002, and 2001, we acquired various businesses that were accounted for as purchases (Note 4). In conjunction with these transactions, liabilities were recorded as follows:

	2003	2002	2001
	(In millions)
Fair value of assets acquired	$42.9	$344.2	$50.4
Cash paid for acquisitions	41.0	328.4	44.4

Liabilities recorded	$1.9	$15.8	$6.0

        Financial Instruments.    Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable, and short-term and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to their short maturity. As of December 31, 2003 the fair value of our long-term debt (determined primarily by broker quotes) was $690.1 million compared to its carrying value of $663.0 million.

        Accounting for Stock-Based Compensation.    In accordance with the accounting and disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure", we have elected to apply APB Opinion No. 25 and related interpretations in accounting for our stock option and performance share plans. Accordingly, by our use of the intrinsic value method to account for stock-based employee compensation, we do not recognize compensation cost in connection with our stock option plans, and we record compensation expense related to our performance share plan based on the current market price of the our common stock and the extent to which performance criteria are being met.

        We have computed the pro-forma disclosures required under SFAS 123 and SFAS 148 using the Black-Scholes option pricing model. The fair value of options granted in 2003, 2002, and 2001 is estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	2003	2002	2001
Dividend yield	0.4%	0.3%	0.5%
Expected volatility	40.7%	40.8%	41.0%
Risk-free interest rate	1.09%	3.5%	4.2%
Expected life in years	2.8	2.9	2.6

        The weighted-average grant-date fair value per share of options granted in 2003, 2002, and 2001 is as follows:

	2003	2002	2001
Grants (all at market price)	$5.59	$7.51	$8.80

        If we had elected to recognize compensation cost for these plans based on the fair value at grant date as prescribed by SFAS 123, net income and net income per share would have been reduced to the pro forma amounts indicated in the table below (in millions, except per share amounts):

	2003		2002		2001
	Reported	Pro Forma	Reported	Pro Forma	Reported	Pro Forma
Net income	$164.9	$152.8	$178.0	$163.9	$122.5	$102.6
Net income per share (basic)	$1.23	$1.14	$1.31	$1.20	$0.90	$0.75
Net income per share (diluted)	$1.21	$1.12	$1.29	$1.18	$0.88	$0.74

        Derivative Instruments and Hedging Activities.    Effective January 1, 2001, we adopted SFAS No. 133, as amended by SFAS No. 149, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that a company recognize derivatives as assets or liabilities on its balance sheet, and also requires that the gain or loss related to the effective portion of derivatives designated as cash flow hedges be recorded as a component of other comprehensive income.

        We enter into hedging transactions in order to reduce financial volatility and manage the fixed-floating mix of our debt portfolio. As of December 31, 2003, the only hedging transactions to which we were a counterparty consisted of interest rate swap agreements.

        At December 31, 2003, we had a $29.0 million notional amount floating-to-fixed interest rate swap agreement in place with a bank counterparty that fixes the interest rate on the $29.0 million synthetic lease related to our corporate headquarters through its maturity in 2010. This hedge has been designated as a cash flow hedge under SFAS 133, is fully effective, and at December 31, 2003, was valued as a liability totaling $3.8 million. This liability is included with other current liabilities in the accompanying Consolidated Balance Sheets, and the related loss of $2.3 million was recorded, net of income tax, as a component of accumulated other comprehensive loss.

        At December 31, 2003, we also had interest rate swap agreements in place with a bank counterparty to float the interest rate on $250.0 million of our fixed rate senior unsecured notes through their maturity date in 2005. These derivatives have been designated as fair value hedges and are fully effective. The value of these swaps was $14.9 million at December 31, 2003, and is included with other current assets in the accompanying Consolidated Balance Sheets with a corresponding increase in long-term debt.

        Our maximum economic exposure to loss due to credit risk on these interest rate swap agreements approximates $11.1 million if all bank counterparties were to default. We manage this exposure by monitoring the concentration of risk that we have with any one bank, and through the use of minimum credit quality standards for all counterparties.

2.    RECENT ACCOUNTING PRONOUNCEMENTS

        In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance pertaining to the revenue recognition accounting methodology to apply to revenue arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.

We adopted EITF Issue No. 00-21 on July 1, 2003 and it did not have a material impact on our financial position or results of operations.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," or FIN 45. FIN 45 currently requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, as of December 31, 2002, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll-forward of the entity's product warranty liabilities. We adopted the disclosure requirements of FIN 45 effective December 31, 2002 and the remaining provisions on January 1, 2003 and have included the required disclosures in these Notes to our Consolidated Financial Statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 "Accounting for Stock Based Compensation" to currently require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 does not amend SFAS 123 to require companies to account for their employee stock-based awards using the fair value method, however, it does require adoption of the disclosure provisions for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS 123 or the intrinsic value method described in APB Opinion No. 25, "Accounting for Stock Issued to Employees". We continue to use the intrinsic value approach. We adopted SFAS 148 on January 1, 2003 and have included the required disclosures in our Notes to our Consolidated Financial Statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, and amends the meaning of the term "an underlying" to conform it to language used in FASB Interpretation No. 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." SFAS 149 is effective, on a prospective basis, for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We have adopted SFAS 149 and it has not had a material impact on our financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with the characteristics of liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS 150 as a liability, or in some cases, as an asset. In the past, many of these types of instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period after June 15, 2003. It is to be implemented by reporting the cumulative effect of the change in the accounting principles applied to financial instruments created before May 2003 and still existing at the beginning of the interim period in which SFAS 150 is adopted. Restatement is not permitted. We have adopted SFAS 150 and the application of its provisions has not had a material impact on our financial position or results of operations.

        In December 2003, the FASB issued a revision to SFAS No. 132 "Employers Disclosures about Pensions and Other Postretirement Benefits." The purpose of the revision is to require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. These additional disclosures include information describing the types of plan assets, investment strategy, measurements date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. As revised, SFAS 132 now enhances disclosures of relevant accounting information by providing more information about the plan assets available to finance benefit payments, the obligation to pay benefits, and an entity's obligation to fund the plan. This revised version of SFAS 132 is effective for fiscal years ending after December 15, 2003. We have adopted the revisions to SFAS 132 and have included the revised disclosures in our Notes to our Consolidated Financial Statements.

        In December 2003, the FASB issued its revision to FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," or FIN 46. FIN 46 addresses the consolidation by a reporting entity of variable interest entities with certain characteristics. This Interpretation was effective in January 2003 for variable interest entities created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003. The FASB has issued FASB Staff Positions ("FSP's"), which have deferred the effective date for applying the provisions of Interpretation No. 46 for interests in certain variable interest entities or potential variable interest entities created before February 1, 2003 until the end of the first interim period ending after March 15, 2004. These FSP's also require certain disclosures about variable interest entities and potential variable interest entities. We are still assessing the impact of FIN 46 on arrangements that we have with certain entities and are still in the process of identifying our potential variable interest entities. Therefore, we are deferring the application of the provisions of FIN 46 until the first quarter of fiscal year 2004.

        On December 17, 2003, the Staff of the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 104, or SAB 104, "Revenue Recognition", which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's related "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" issued with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The implementation of SAB 104 did not have a material effect on our financial position or results of operations.

3.    DISCONTINUED OPERATIONS

        In the third quarter of 2002, we made the decision to exit our commercial services business in Spain. During 2003 this business component remained as held for sale, with the expectation that we would complete the sale and disposal of the business in the very near future. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets to be Disposed Of", the net assets, results of operations and cash flows of the Spain commercial business for 2003 and 2002 have been classified as "discontinued operations." The 2001 operating results for the commercial services business were not material and therefore, have not been reclassified to discontinued operations. For 2003 and 2002, revenues for this business were $8.6 million and $9.1 million respectively. The loss from this business for 2003 was $13.6 million. Included in this loss was an additional estimated loss on disposal of $8.6 million recorded in the second and fourth quarters of 2003. We determined the need to increase our estimated loss on disposal due to increased exit costs and lower expected sales proceeds. At December 31, 2003, the balance of the provision for the estimated loss on disposal was $16.0 million. In the third quarter of 2003, we entered into a letter of intent with a prospective buyer, however subsequent negotiations were unsuccessful in regards to securing a sales contract. In the fourth quarter of 2003, we undertook active discussions and negotiations with a new prospective buyer, which culminated with the execution of a sales contract that was signed in January 2004. We have reviewed the terms and conditions of this contract to purchase the business, and have concluded that the balance of the provision for the estimated loss on disposal as of December 31, 2003 remains adequate. The estimated loss on disposal recorded in the third quarter of 2002 totaled $9.0 million after minority interest. Prior year results were not material and have not been reclassified to discontinued operations.

        On July 7, 2001, we completed the spin-off of our Payment Services business segment (Certegy Inc. or Certegy) through a tax-free dividend of all of our Certegy stock to our shareholders. Shareholders received a dividend of one share of Certegy stock for each two shares of Equifax stock owned. This non-cash dividend totaled $233.9 million. Also in connection with the spin-off, we reduced debt by $275.0 million in July 2001 following Certegy's cash dividend of that amount to us. As a result of the spin-off, our financial statements have been prepared with Certegy's net assets, results of operations, and cash flows classified as "discontinued operations." All historical financial statements have been restated to conform to this presentation. Also as a result of the spin-off, during the second quarter of 2001 we recorded an expense of $36.5 million ($28.4 million after tax, or $0.21 per share) to accrue the costs associated with effecting the spin-off. These costs include fees for investment bankers, legal and accounting services, duplicate software licenses, and various other directly related expenses. This expense has been included as a component of discontinued operations in the accompanying statements of income and cash flows. In 2003, charges to this reserve totaled $0.5 million, and the remaining reserve, $0.2 million at December 31, 2003, represents known costs we expect to incur within the foreseeable future and is included in other current liabilities in the accompanying Consolidated Balance Sheets.

        Summarized financial information for the discontinued Certegy operation is as follows:

2001
(In millions)
Revenue	$398.3
Income before income taxes	56.0
Net income	$33.6

4.    ACQUISITIONS

        During 2003, we continued to grow our credit data franchise business by acquiring the credit files, contractual rights to territories, customer relationships and related businesses of four independent credit reporting agencies located in the United States (also referred to as "Affiliates") and one Affiliate located in Canada, that house their consumer information on our system. Additionally, in April 2003, we completed the purchase of a small eMarketing business for $10.0 million. We acquired all of these businesses for $42.9 million primarily in cash, allocating $19.6 million of the purchase price to goodwill, $15.5 million to purchased data files, and $6.2 million to non-compete agreements. These allocations continue to be based on preliminary estimates and will be finalized upon completion of the purchase valuations which will be done prior to September 2004. In the case of the eMarketing business, the preliminary purchase price allocation also does not include the effect of management's plan to involuntarily terminate certain employees of the acquired company during 2004. The results of operations for these acquisitions have been included in the consolidated statement of income from the date of acquisition, and are not material.

        During 2002, in order to facilitate continued growth of the credit data franchise business, we acquired the credit files, contractual right to territories and customer relationships and related businesses of eight additional Affiliates located in the United States and three Affiliates located in Canada, that house their consumer information on our system. The consumer credit files, contractual right to territories (generally states of integration areas), and customer relationships of the largest of these Affiliates, CBC Companies, Inc., were acquired in November 2002 for $95.0 million.

        In April 2002, in conjunction with a put arrangement with the original owners, we completed the purchase of the remaining 20% minority interest in our Brazilian operation making us the sole owners, and in June 2002 completed the purchase of a small technology development company.

        In August 2002, to accelerate growth in our marketing services business, we purchased Naviant, Inc., a provider of precision marketing services, for approximately $135.0 million. At the closing of the Naviant, Inc. acquisition, the sellers deposited $10.0 million of the transaction consideration into escrow. The escrow fund will be held for 24 months following the closing date of August 15, 2002. The escrow arrangement provides for payment to us in the event any indemnified loss arises and is settled during the period. At the end of the 24 months, all escrow funds will be returned to the sellers with holdback for any unresolved claims. Various claims have been paid out of the escrow to us. In October 2002, we acquired outstanding shares and increased our ownership to 79.4% from 60% of our consumer information Spanish subsidiary.

        The above acquisitions were accounted for as purchases and had a total purchase price of $333.6 million. They were acquired for cash of $328.4 million and notes payable of $5.2 million. The following table summarizes the estimated fair value of the net assets acquired and the liabilities assumed at the acquisition dates.

(In millions)
Current Assets	$17.6
Property and Equipment	3.1
Other Assets	59.0
Purchased Data Files	88.8
Goodwill	175.7

Total Acquired Assets	344.2
Total Liabilities	10.6

Net Assets Acquired	$333.6

        The following unaudited pro forma information presents consolidated results of operations as if the above discussed acquisitions had occurred at the beginning of each year presented. The pro forma amounts may not necessarily be indicative of the operating revenues and results of operations had the acquisitions actually taken place at the beginning of each year presented. Furthermore, the pro forma information may not be indicative of future performance.

	2003		2002
	As Reported	Pro Forma	As Reported	Pro Forma
	(In millions, except per share amounts)
Revenues	$1,225.4	$1,228.6	$1,109.3	$1,157.9
Income from continuing operations	178.5	178.0	191.3	182.0
Income from continuing operations per share (basic)	1.33	1.32	1.41	1.34
Income from continuing operations per share (diluted)	1.31	1.30	1.38	1.31

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

        Goodwill related to acquisitions was allocated to our reporting units as follows:

	2003	2002	2001
	(In millions, except per share amounts)
Information Services	$12.7	$43.4	$13.2
Marketing Services	6.9	102.1	—
Europe	—	2.6	—
Latin America	—	27.6	7.3

Total	$19.6	$175.7	$20.5

5.    DIVESTITURES

        In October 2001, we sold our City Directory business, which had been acquired from R.L. Polk & Co. in May 2000. The resulting pre-tax loss of $5.8 million ($4.9 million after tax, or $0.035 per share) was recorded in our consolidated statement of income as a charge to other income in September 2001.

6.    RESTRUCTURING AND IMPAIRMENT CHARGES

        During 2003, our eMarketing business (in our North America reportable segment) experienced difficulty in aligning operations with revenue. Our incremental eMarketing operating expenses in 2003 were $37.5 million, or 34%, or our consolidated expense growth while eMarketing revenue was flat with 2002. In the second quarter of 2003, we disclosed that $4.3 million in purchased data was determined to be of no value to the business and $4.2 million in receivables were determined to be uncollectible were written off. We severed our relationship with those members of Naviant management responsible for these write-offs. In the third quarter of 2003 we effected eMarketing personnel reductions (109 full time equivalents) and operating efficiencies, with the goal of bringing eMarketing operating costs in line with eMarketing revenue.

        In the fourth quarter of 2003, we determined that additional action would be needed due to the continued deterioration of the market for permission-based eMarketing products. This change in circumstances indicated that our eMarketing long-lived assets may not be fully recoverable. Subsequently, we estimated their recoverability using undiscounted future cash flows from the use and eventual disposition of the related eMarketing long-lived asset group. The carrying value of the asset group exceeded the estimated undiscounted future cash flows and an impairment loss was recorded based on the amount by which the asset's carrying amount exceeded its estimated fair value. We estimated the fair value of the asset group by discounting the present value of the future estimated cash flows of the asset group. The impairment loss was calculated in December 2003, using the November 30, 2003 balance sheet. The long-lived asset group was comprised of the amortizable intangible assets, indefinite lived intangible assets and fixed assets of our eMarketing business. Other assets are primarily eMarketing trade accounts receivable which were assessed for collection. Credit Marketing Services and Direct Marketing Services, which includes our eMarketing business, comprise one reporting unit. As of December 31, 2003, the estimated fair value of this reporting unit was greater than the carrying amount of those businesses, therefore goodwill was not impaired.

	November 30, 2003 book value	Impairment	Adjusted book value
	(In millions)
eMarketing
Amortizable intangible assets	$18.3	$(15.5)	$2.8
Indefinite lived intangible assets	4.3	(4.2)	0.1
Fixed assets	3.1	(2.6)	0.5
Other assets	4.4	(0.3)	4.1

Totals	$30.1	$(22.6)	$7.5

        To complete the restructuring of our eMarketing business, we also significantly reduced headcount, consolidated multiple locations, and eliminated our bulk e-mail product. None of these restructuring charges were paid in 2003. In 2004, $1.0 million in facilities charges will be due and severance and other items will be paid. In 2005, the remaining facilities charges will be paid.

(In millions)
Facilities	$1.8
Severance	1.1
Other	0.4

Total	$3.3

        Additionally, we also wrote off $4.8 million in other software development costs that were unrelated to the eMarketing business. Combined, the total fourth quarter 2003 asset impairment and restructuring charges totaled $30.6 million.

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

        In the fourth quarter of 2001, we initiated a restructuring plan to align our cost structure with changing market conditions, reduce expenses and improve efficiencies, particularly in international operations. The plan included headcount reductions of approximately 700 employees, primarily located in our international operations. The restructuring charge for the year ended 2001 totaled $37.2 million, and consisted of severance costs associated with headcount reductions and other related costs, including reserves to reflect our estimated exposure on facilities to be vacated or consolidated. Charges to the restructuring reserve totaled $12.1 million in 2003 and $8.8 million in 2002, and the remaining reserve of $16.3 million at December 31, 2003 is included in other current liabilities in the accompanying consolidated balance sheet. During the fourth quarter of 2003, based on revised estimates, we determined that the severance portion of the reserve was inadequate and that the facilities and other portion of the reserve was excessive and made an adjustment of $1.6 million to each reserve with no effect to net income. The majority of the remaining severance and related charges are expected to be paid in 2003, with charges related to real estate rental obligations being paid over the next several years. An analysis of activity in the reserve for 2001 and 2002 (in millions) is as follows:

Q4 2001 Restructuring Reserve	Severance	Facilities and Other	Total
Original reserve, fourth quarter, 2001	$12.0	$25.2	$37.2
Less 2001 charges	(3.6)	(5.2)	(8.8)

Balance, December 31, 2001	8.4	20.0	28.4
Less 2002 charges	(8.4)	(3.7)	(12.1)
Adjustment	1.6	(1.6)	—

Balance, December 31, 2002	$1.6	$14.7	$16.3
Less 2003 charges	(1.6)	(1.4)	(3.0)

Balance, December 31, 2003	$—	$13.3	$13.3

7.    LONG-TERM DEBT AND SHORT-TERM BORROWINGS

        Long-term debt at December 31, 2003 and 2002 was as follows:

	2003	2002
	(In millions)
Senior Notes, 6.5%, due 2003, net of unamortized discount of $0.0 million in 2003 and $0.1 million in 2002	$—	$199.9
Notes, 6.3%, due 2005, net of unamortized discount of $0.3 million in 2003 and $0.4 million in 2002	249.7	249.6
Notes, 4.95%, due 2007, net of unamortized discount of $0.4 million in 2003 and $0.5 million in 2002	249.6	249.5
Debentures, 6.9%, due 2028, net of unamortized discount of $1.2 million in 2003 and $1.3 million in 2002	148.8	148.7
Borrowings under U.S. revolving credit facilities, weighted-average rate of 1.6% at December 31, 2003	137.1	21.8
Other	16.8	22.4

	802.0	891.9
Less current maturities	139.0	201.3

	$663.0	$690.6

        In October 2002, we issued new 4.95% fixed rate five-year senior unsecured notes with a face value of $250.0 million. The notes, which expire in 2007, were sold at a discount of $0.5 million. The discount, and related issuance costs, will be amortized on a straight-line basis over the term of the notes. Our $200.0 million 6.5% senior unsecured notes, originally issued in 1993, matured June 2003. We borrowed $200.0 million under our revolving credit facility to retire the maturing notes. The indebtedness evidenced by our 4.95% senior unsecured notes, our 6.3% notes, and our 6.9% senior unsecured debentures, none of which has been guaranteed by any of our subsidiaries, is unsecured, and ranks on parity in right of payment with all of our other unsecured and unsubordinated indebtedness from time to time outstanding

        In October 2001, we replaced our $750.0 million revolving credit facility with a new, committed $465.0 million revolving credit facility with a group of commercial and investment banks. This facility is comprised of a $160.0 million, 364-day portion and a $305.0 million, multi-year portion. The 364-day portion matures September 30, 2004. The multi-year portion expires October 4, 2004. The agreement provides for borrowings tied to Base Rate, LIBOR and competitive bid interest rate options and contains certain financial covenants related to interest coverage, funded debt to cash flow, and limitations on subsidiary indebtedness. Our borrowings under this facility, which have not been guaranteed by any of our subsidiaries, are unsecured and will rank on parity in right of payment with all of our other unsecured and unsubordinated indebtedness from time to time outstanding. At December 31, 2003, we had $327.9 million of borrowing capacity available under our $465.0 million revolving credit facility. $14.1 million of the revolving credit facility's outstanding balance was denominated in a foreign currency. This foreign denominated obligation is used to hedge the impact of foreign exchange rate fluctuations related to inter-company advances with one of our foreign subsidiaries.

        Scheduled maturities of long-term debt during the five years subsequent to December 31, 2003, are as follows:

Amount
(In millions)
2004	$139.0
2005	249.7
2006	—
2007	249.6
2008	—
After	148.8

787.1

        Our short-term borrowings at December 31, 2003 and 2002, totaled $21.5 million and $32.6 million, respectively, and consisted primarily of notes payable to banks. These notes had a weighted average interest rate of 1.8% at December 31, 2003 and 3.24% at December 31, 2002. In October 2001, one of our Canadian subsidiaries entered into a C$100.0 million loan, renewable annually, with a bank. The loan agreement provides interest rate options tied to Prime, Base Rate, LIBOR, and Canadian Banker's Acceptances, and contains financial covenants related to interest coverage, funded debt to cash flow, and limitations on subsidiary indebtedness. Our subsidiary's borrowings under this facility, which we have guaranteed, are unsecured. Borrowings under this loan (which are included in the short-term borrowings totals above) at December 31, 2003 and 2002 were $15.4 million and $29.3 million, respectively. As of December 31, 2003, $61.7 million of borrowing capacity was available under this credit facility, from which no amount was outstanding.

8.    INCOME TAXES

        We record deferred income taxes, using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are recorded, based on the differences between the financial reporting and income tax bases of assets and liabilities.

        The provision for income taxes from continuing operations consists of the following:

	2003	2002	2001
	(In millions)
Current:
Federal	$63.5	$71.9	$65.7
State	5.7	10.0	8.4
Foreign	22.8	20.6	5.7

	92.0	102.5	79.8

Deferred:
Federal	11.4	23.3	5.7
State	—	(1.9)	(2.5)
Foreign	1.2	(0.3)	2.3

	12.6	21.1	5.5

	$104.6	$123.6	$85.3

        Domestic and foreign income from continuing operations before income taxes was as follows:

	2003	2002	2001
	(In millions)
United States	$214.9	$264.5	$197.6
Foreign	68.2	50.4	5.0

	$283.1	$314.9	$202.6

        The provision for income taxes from continuing operations is reconciled with the federal statutory rate, as follows:

	2003	2002	2001
	(In millions)
Federal statutory rate	35.0%	35.0%	35.0%

Provision computed at federal statutory rate	$99.1	$110.2	$70.9
State and local taxes, net of federal tax benefit	0.6	5.0	3.8
Nondeductible goodwill (including amounts related to divestitures)	—	—	6.7
Foreign	(8.3)	(8.8)	1.3
Valuation allowance	7.4	21.1	—
Other	5.8	(3.9)	2.6

	$104.6	$123.6	$85.3

        Components of the deferred income tax assets and liabilities at December 31, 2003 and 2002 are as follows:

	2003	2002
	(In millions)
Deferred income tax assets:
Postretirement benefits	$71.5	$70.2
Employee compensation programs	12.6	11.5
Deferred revenue	7.0	6.9
Depreciation	0.2	6.2
Net operating loss carryforwards of subsidiaries	46.8	42.3
Foreign tax credits	19.1	22.2
Valuation allowance	(60.1)	(52.7)
Other	3.6	5.0

	100.7	111.6

Deferred income tax liabilities:
Reserves and accrued expenses	(7.9)	(2.4)
Data files and other assets	(50.5)	(44.6)
Pension expense	(61.9)	(47.2)
Undistributed earnings of foreign subsidiaries	(8.0)	(11.7)
Other	(1.2)	(10.7)

	(129.5)	(116.6)

Net deferred income tax liability	$(28.8)	$(5.0)

        Our deferred income tax assets and liabilities at December 31, 2003 and 2002, are included in the accompanying consolidated balance sheets as follows:

	2003	2002
	(In millions)
Deferred income tax assets	$15.5	$20.9
Deferred income tax liabilities	(44.3)	(25.9)

Net deferred income tax liability	$(28.8)	$(5.0)

        Accumulated undistributed retained earnings of Canadian subsidiaries amounted to approximately $74.5 million at December 31, 2003. No provision for Canadian withholding taxes or United States federal income taxes is made on these earnings, because they are considered by management to be permanently invested in those subsidiaries and, under the tax laws, are not subject to such taxes until distributed as dividends. If the earnings were not considered permanently invested, approximately $3.7 million of deferred income taxes would have been provided. Such taxes, if ultimately paid, may be recoverable as foreign tax credits in the United States.

        As of December 31, 2003, we have a deferred tax asset of $58.5 million related to accumulated foreign currency translation loss for foreign locations, excluding Canada. A full valuation allowance, included in accumulated other comprehensive loss, has been provided due to uncertainty of future realization of this deferred tax asset.

        At December 31, 2003, we had net operating loss and capital loss carry-forwards of approximately $170.5 million, of which $106.5 million related to U.S. federal and $64.1 million to foreign jurisdictions. Of the total net operating loss and capital loss carryforwards, $41.6 million has no expiration date, $35.9 million will expire in 2006, and $93.0 million will begin to expire at various times beginning in 2012. The U.S. federal loss carryforward may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Additionally, we had foreign tax credit carry-forwards of approximately $19.1 million, of which $13.8 million will begin to expire in 2005 and the remaining $5.3 million will be utilized upon repatriation of foreign earnings. Tax effected net operating loss, capital loss and foreign tax credit carryforwards of $60.1 million have been fully reserved in the deferred tax valuation allowance, due to the uncertainty resulting from a lack of previous foreign taxable income within certain foreign tax jurisdictions, uncertainty that sufficient capital gains will be generated and U.S. federal limitations under Section 382.

        A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. We increased the valuation allowance by $7.4 million in 2003 for capital loss carryovers and foreign & state net operating loss carryforwards relating to Spain, Italy and other entities.

9.    SHAREHOLDERS' EQUITY

        Rights Plan:    In 1995, our Board of Directors adopted a Shareholder's Rights Plan. Our Rights Plan contains provisions to protect our shareholders in the event of an unsolicited offer to acquire us, including offers that do not treat all shareholders equally, the acquisition in the open market of shares constituting control without offering fair value to all shareholders, and other coercive, unfair or inadequate takeover bids and practices that could impair the ability of our Board to represent shareholders' interests fully. Pursuant to the Rights Plan, our Board declared a dividend of one Share Purchase Right for each outstanding share of our common stock, with distribution to be made to shareholders of record as of November 24, 1995. The Rights, which will expire in November 2005, initially will be represented by, and traded together with, our common stock. The Rights are not currently exercisable and do not become exercisable unless certain triggering events occur. Among the triggering events is the acquisition of 20% or more of our common stock by a person or group of affiliated or associated persons. Unless previously redeemed, upon the occurrence of one of the specified triggering events, each Right that is not held by the 20% or more shareholder will entitle its holder to purchase one share of common stock or, under certain circumstances, additional shares of common stock at a discounted price.

        Treasury Stock and Employee Benefits Trusts:    During 2003, 2002, and 2001, we repurchased 4.2 million, 2.9 million, and 2.2 million of our own common shares through open market transactions at an aggregate investment of $95.0 million, $72.5 million, and $49.5 million, respectively. At its February 2002 meeting, our Board of Directors authorized an additional $250.0 million in share repurchases. At December 31, 2003, approximately $127.0 million remained available for future purchases from prior authorizations of our Board of Directors.

        In 1993, we established the Equifax Inc. Employee Stock Benefits Trust to fund various employee benefit plans and compensation programs, and transferred 6.2 million treasury shares to the Trust. In 1994 and 2000, we transferred 0.6 million and 1.5 million treasury shares, respectively, to two other employee benefits trusts. Shares held by the trusts are not considered outstanding for earnings per share calculations until released to the employee benefit plans or programs. During 2003, 2002, and

2001, 860,286 shares, 752,178 shares and 48,593 shares, respectively, were used for various employee incentive and stock option programs.

        Stock Options:    Our shareholders have approved several stock option plans which provide that qualified and nonqualified options may be granted to officers and employees. Our Board of Directors also has approved a nonqualified stock option plan that cannot be used to grant shares to directors or executive officers. In addition, options remain outstanding under two plans from which no new grants may be made; one of these was approved by shareholders. All plans require that options be granted at exercise prices not less than market value on the date of grant. Generally, options vest over periods of up to four years and are exercisable for ten years from grant date. Certain of the plans also provide for awards of restricted shares of our common stock. At December 31, 2003, there were 3.5 million shares available for future option grants and restricted stock awards.

        The number of options outstanding and their exercise prices were adjusted in July 2001, pursuant to a formula as a result of the spin-off of Certegy. The adjustment increased the number of options outstanding in 2001 by approximately 2.1 million shares. A summary of changes in outstanding options and the related weighted-average exercise price per share is shown in the following table:

	2003		2002		2001
	Shares	Average Price	Shares	Average Price	Shares	Average Price
	(Shares in thousands)
Balance, beginning of year	10,569	$18.48	10,909	$16.37	9,698	$25.22
Adjustment due to spin-off	—	—	—	—	2,055	—
Granted (all at market price)	2,981	21.06	2,388	25.06	2,680	28.27
Canceled	(774)	21.53	(414)	18.41	(1,171)	22.25
Exercised	(1,674)	13.93	(2,314)	15.31	(2,353)	16.91

Balance, end of year	11,102	19.66	10,569	18.48	10,909	16.37

Exercisable at end of year	9,052	$19.15	8,232	$17.59	7,743	$15.66

        The following table summarizes information about stock options outstanding at December 31, 2003 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$6.33 to $15.24	2,907	4.7	$13.22	2,907	$13.22
$15.47 to $20.87	2,142	6.7	18.16	1,675	18.17
$21.11 to $24.18	3,777	7.9	21.73	2,748	21.75
$24.30 to $37.25	2,276	7.5	25.85	1,722	25.98

	11,102	6.8	19.66	9,052	19.15

        Long-Term Incentive Plans:    We have key management long-term incentive plans for certain key officers that provide for cash awards at the end of various measurement periods based on the growth in earnings per share and/or various other criteria over the measurement period. For certain awards, the employee may elect to receive some or all of their distribution as an equity interest.

        Expense for these plans can vary between years due to revisions of estimates of future distributions under the plans, which are based on the likelihood that the performance criteria will be met. The total expense under these plans was $1.6 million in 2002, and a credit to expense of $4.5 million in 2001. This plan ended with the 2002 payout. In December 2003, the Board approved a new Supplemental Executive Retirement Plan for just the Section 16b officers.

10.    EMPLOYEE BENEFITS

        Pension Benefits:    Pension benefits are provided through U.S. and Canadian defined benefit pension plans and a supplemental executive defined benefit pension plan.

        U.S. and Canadian Retirement Plans:    We have a non-contributory qualified retirement plan covering most U.S. salaried employees (the U.S. Retirement Income Plan, or "USRIP") and maintain a defined benefit plan for most salaried employees in Canada (the Canadian Retirement Income Plan, or "CRIP"). Benefits of both plans are primarily a function of salary and years of service.

        Supplemental Retirement Plan:    We maintain a supplemental executive retirement program for certain key employees. The plan, which is unfunded, provides supplemental retirement payments based on salary and years of service.

        Other Benefits:    We maintain certain healthcare and life insurance benefit plans for eligible retired employees. Substantially all of our U.S. employees may become eligible for these benefits if they reach retirement age while working for us and satisfy certain years of service requirements. We accrue the cost of providing these benefits over the active service period of the employee.

        Obligations and Funded Status:    A reconciliation of the benefit obligations, plan assets, and funded status of the plans are as follows (in millions):

	Pension Benefits		Other Benefits
Change in benefit obligation
	2003	2002	2003	2002
Benefit obligation at beginning of year	$477.2	$442.6	$28.0	$23.1
Service cost	5.9	4.8	0.6	0.7
Interest cost	30.8	30.8	1.7	1.6
Actuarial (gain) loss	29.9	32.7	(4.9)	4.8
Plan amendments	—	0.7	3.4	—
Foreign currency exchange	5.4	0.3	—	—
Medicare Act of 2003	—	—	(2.0)	—
Benefits paid	(34.8)	(34.7)	(2.6)	(2.2)

Benefit obligation at end of year	$514.4	$477.2	$24.2	$28.0

	Pension Benefits		Other Benefits
Change in plan assets
	2003	2002	2003	2002
Fair value of plan assets at beginning of year	$375.5	$446.3	$3.5	$0.0
Actual return on plan assets	67.8	(55.7)	1.1	(0.5)
Employer contribution	23.0	19.2	4.4	4.0
Foreign currency exchange	7.1	0.4	—	—
Benefits paid	(34.8)	(34.7)	—	—

Fair value of plan assets at end of year	$438.6	$375.5	$9.0	$3.5

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Funded Status	$(75.8)	$(101.7)	$(15.2)	$(24.5)
Unrecognized actuarial loss	212.5	210.5	—	8.0
Unrecognized prior service cost	0.7	0.9	3.1	(0.4)

Net amount recognized	$137.4	$109.7	$(12.1)	$(16.9)

        Amounts recognized in the statement of financial position consist of:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Prepaid benefit cost	$16.9	$13.3	—	—
Accrued benefit liability	(71.0)	(91.6)	(12.1)	(16.9)
Intangible asset	0.7	0.8	—	—
Accumulated other comprehensive income	190.8	187.2	—	—

Net amount recognized	$137.4	$109.7	$(12.1)	$(16.9)

        The accumulated benefit obligation for the U.S., Canadian, and Supplemental Retirement Plans was $495.9 million and $459.2 million at December 31, 2003 and December 31, 2002, respectively.

        The USRIP and the Supplemental Retirement Plan both have accumulated benefit obligations in excess of those plans' respective assets as of December 31, 2003. The aggregate projected benefit obligation, accumulated benefit obligation, and fair value of plan assets (in millions) for these two plans are $483.9, $469.2, and $398.3, respectively, as of December 31, 2003, and $451.2, $436.4, and $344.8, respectively, as of December 31, 2002.

        The increase in minimum liability included in other comprehensive income was $3.6 million as of December 31, 2003 and $179.4 million as of December 31, 2002.

Components of Net Periodic Benefit Cost:

	Pension Benefits			Other Benefits
	2003	2002	2001	2003	2002	2001
	(In millions)
Service cost	$5.9	$4.8	$5.8	$0.6	$0.7	$0.7
Interest cost	30.8	30.8	31.9	1.7	1.6	1.6
Expected return on plan assets	(43.4)	(47.3)	(47.1)	(0.5)	(0.4)	—
Amortization of initial unrecognized net (asset)	—	—	0.1	—	—	—
Amortization of prior service cost	0.1	—	0.3	(0.1)	(0.2)	(0.5)
Recognized actuarial loss	4.8	0.2	0.1	0.5	—	—
Curtailment gain	—	—	—	—	—	—
Settlement gain	—	—	0.3	—	—	—

Net periodic benefit cost (income)	$(1.8)	$(11.5)	$(8.6)	$2.2	$1.7	$1.8

        The net pension income shown above includes income amounts allocated to discontinued operations of $0, $0, and $2.1 million in 2003, 2002, and 2001, respectively.

Assumptions:

        The weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Discount Rate	6.25%	6.75%	6.25%	6.75%
Rate of compensation increase	4.25%	4.25%	N/A	N/A

        The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Discount Rate	6.75%	7.25%	6.75%	7.25%
Expected return on plan assets	8.75%	9.50%	8.75%	9.50%
Rate of compensation increase	4.25%	4.25%	N/A	N/A

        The discount rate used to calculate the USRIP funded status was decreased from 6.75% for year-end 2002 to 6.25% for year-end 2003. The effect of this change was an increase in year-end 2003 benefit obligation (and reduction in funded status) of $24.9 million.

        The discount rate used to calculate the USRIP pension income was decreased from 7.25% for 2002 pension income to 6.75% for 2003. The effect of this change was a decrease in 2003 income of $3.3 million.

        For calculating net periodic benefit cost for the USRIP, a market-related value of assets is used. The market-related value of assets recognizes the difference between actual returns and expected returns over five years at a rate of 20% per year.

        For measurement purposes, an 8 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2004. The rate was assumed to decrease gradually to 5 percent for 2007 and remain at that level thereafter.

        Assumed healthcare cost trend rates have an effect on the amounts reported for the healthcare plan. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service cost and interest cost components	$0.1	$(0.1)
Effect on postretirement benefit obligation	$1.9	$(1.7)

        On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Following the guidance of the Financial Accounting Standards Board, the Company has elected not to defer recognition of this Act. The 2003 year-end benefit obligation reflects the effect of the Act on the plan. Specific authoritative guidance on the accounting for the federal subsidy is pending, and guidance, when issued, could require a change to previously reported information.

        The obligations reflect that the Company will recognize the 28% subsidy as an offset to healthcare plan costs and this is reflected as an unrecognized net gain to that plan. This gain will be reflected in net periodic benefit cost for the first time in 2004. For retirees paying no premiums for coverage, the 28% subsidy is expected to reduce the Company's prescription drug plan costs by about $389 per individual in 2006 and this amount is expected to increase by the valuation trend rates. The Company's actuaries have determined that the Company's prescription drug plan provides a benefit that is at least actuarially equivalent to the Medicare prescription drug plan. The obligations assume no change to the participation assumption. For retirees paying a premium of more than 40% of total medical costs, the Medicare Rx subsidy is not reflected.

USRIP (the "Plan") Investment and Asset Allocation Strategies

        The primary goal of the asset allocation strategy of the Plan is to produce a total investment return, employing the lowest possible level of financial risk, which will: (1) satisfy annual cash benefits payments to Plan participants and (2) maintain and increase the total market value of the USRIP, after cash benefits payments, on a real (inflation adjusted) basis. In pursuit of this goal, we adhere to the following asset allocation risk control objectives:

  •
  The asset allocation strategy employed should diversify the Plan in a manner consistent with "prudent man" guidelines.

  •
  The asset allocation of the Plan shall be designed to move the Plan as close to the "efficient investment frontier" as possible.

        Maximization of total investment return is not, taken in isolation, a goal of the asset allocation strategy of the USRIP. Return maximization is pursued subject to the asset allocation risk control constraints noted previously.

        The Plan's investment managers are required to abide by the provisions of the Employment Retirement Income Security Act ("ERISA"). Standards of performance for each manager include an expected return, a measure of volatility, and a time period of evaluation.

        Based upon methodologies developed by our external investment advisor, we employ two primary models in estimating future returns for each asset class held in the USRIP: a forward-looking, return decomposition approach and a method which estimates future risk premiums based on historical risk premiums.

Return Decomposition Approach

        The return decomposition approach is based on the Gordon Dividend Discount Model. Our version of the model specifies the expected return of an equity asset class as a function of three factors: (1) the current dividend yield, (2) the expected growth rate, and (3) an additional term capturing expected changes in future price/earnings ("P/E") ratios. Using this approach, it is possible to combine estimates for each of the three components to arrive at a projected return for various asset categories.

        The current dividend/price ratio is used as a proxy for the first factor, the dividend yield. For the second factor, expected earnings growth is forecasted using two techniques. The first technique is based on the sustainable growth formula used in financial forecasting, which recognizes that long-term earnings growth is a function of a firm's return on equity and the earnings retention rate. The second approach is based on Wall Street consensus growth forecasts. For the third factor, a 15-year historical average of P/E ratio is used as an estimate of the future P/E ratio.

Estimated Risk Premium Approach

        Using historical data, we estimate future risk premiums, in excess of the risk-free rate, which will be demanded by the marketplace for each asset class held by the Plan. Our estimate of the risk free rate is based on the current yield to maturity of 5-year U.S. Treasury STRIPs. We base our estimate of the future risk premium for each asset category on the difference between its rolling five-year historical arithmetic average return and the arithmetic average of the risk-free rate over the same period. Using this estimated risk premium and risk-free rate, we arrive at forecasted returns for each asset category.

        USRIP asset allocation strategy is determined based upon guidelines provided by our external advisor and using input from a computer-based stochastic asset/liability forecasting process. This forecasting process takes into account projected investment returns by asset category, the correlation among those returns, the standard deviation of those returns, and the future pattern of actuarial liabilities to which the plan is obligated. Asset/liability forecasting is conducted at regular intervals during the year, as needed, utilizing input from our in-house and external consulting actuaries, and our external investment advisor. All USRIP asset targets and ranges are approved by two in-house Plan Administrators, who are Named Fiduciaries under ERISA. Investment recommendations are made by our external advisor, working in conjunction with our in-house Investment Officer, who is also an ERISA Named Fiduciary. The 8.75% expected return on plan assets assumption for 2004 is based on the 50th percentile return from our asset/liability forecasting process.

        The following USRIP asset allocation ranges, targets and actual allocations were in effect as of December 31, 2003 and 2002:

			Actual
	Target	Range	2003	2002
Large-Cap equity	25%	20 - 35%	30.5%	41.4%
Mid-Cap equity	10%	5 - 15%	5.4%	2.3%
Small-Cap equity	8%	5 - 15%	15.8%	12.3%
International equity	12%	6 - 18%	13.6%	11.0%
Alternative Assets	15%	5 - 20%	9.4%	5.7%
Venture Capital	10%	5 - 15%	5.8%	7.0%
Real Estate	5%	0 - 12%	3.2%	1.4%
Fixed Income	15%	10 - 35%	15.7%	17.2%
Cash	minimal	0 - 2%	0.7%	1.7%

*Note:    New USRIP asset allocation targets and ranges were put into place during 2003.

        The USRIP, in an effort to meet its asset allocation objectives, utilizes a variety of asset classes which have historically produced returns which are relatively uncorrelated to those of the S&P 500. Asset classes included in this category are Alternative Assets (hedge funds-of-funds), venture capital (including secondary private equity), and real estate. The primary benefits to the Plan of using these types of asset classes are: (1) their non-correlated returns reduce the over-all volatility of the Plan's portfolio of assets, thereby moving the Plan closer to the efficient investment frontier, and (2) they produce superior risk-adjusted returns, as measured by standard metrics such as Jensen's Alpha and the Information Ratio.

        Additionally, the USRIP allows certain of its managers, subject to specific risk constraints, to utilize derivative instruments, in order to enhance asset return, reduce volatility, or both. Derivatives are primarily employed by the Plan in its fixed income portfolio and in the hedge fund-of-funds area.

        The USRIP is prohibited from investing in Equifax Inc. stock once the market value of stock held by the plan exceeds 10% of the total market value of the USRIP. At December 31, 2003 and 2002, the USRIP's assets included 1.76 million shares of the Company's common stock, with a market value of approximately $43.2 million and $40.8 million, respectively.

        Additionally, the USRIP is subject to the transaction prohibitions imposed by ERISA. Not more than 5% of the portfolio (at cost) shall be invested in the securities of any one issuer with the exception of Equifax Inc. common stock, and U.S. Treasury and Government Agency securities.

Canadian Retirement Income Plan (CRIP) Investment and Asset Allocation Strategies

        McLean Budden Limited ("MBL"), the investment manager for the assets of the CRIP, is given discretion to invest in a wide range of asset classes consistent with the care, skill and diligence of established prudence. Equifax Canada Inc., through a group annuity contract with Sun Life Financial ("SL"), has invested the CRIP's assets in a variety of "segregated" pooled funds SL offers to pension plan sponsors in the Canadian market. The SL pooled funds, in turn, purchase units in pooled funds managed by MBL.

        The following areas require pre-approval for investment by the investment manager: a Canadian pension plan committee reviews these limitations periodically and considers alternative investments if the CRIP's objectives change, or the investment manager recommends them for consideration:

  •
  purchase of Equifax Inc. common stock or securities

  •
  investment in commodities and loans

  •
  short sales and the use of margin accounts

  •
  put and call options

  •
  private placements

        Additionally, CRIP assets will not be involved in transactions which are considered to be related-party transactions as set out in the Canadian Pension Benefits Standards Act and its regulations.

        Each CRIP asset class has a primary investment objective, which is linked to the generally accepted index for that class and is based on a five-year time horizon. There is also a relative objective (rankings versus other comparable funds). The primary objective for each asset class is identified below:

Asset Class	Five-Year Objective
Canadian Equities	S&P/TSX Composite Total Return Index +1.5%
U.S. Equities	S&P 500 Total Return Index + 1.5% (in Canadian $)
International Equities	MSCI EAFE Total Return Index +1.5% (in Canadian $)
Fixed Income	Scotia Capital Universe Bond Index +0.5%
Money Market	Scotia Capital 91-Day Treasury Bill Index +0.3%

        MBL derives its investment return projections using several criteria. The determination of projected inflation is a key in arriving at the nominal return for each asset class. Once the inflation figure is determined, the risk premium is applied to calculate the nominal return. The risk premium is based on long-standing historical studies of capital markets, such as the work conducted by Ibbotson and Sinquefield. The real return expectations for the various asset classes are based on historical relationships that acknowledge the risk premium inherent in one asset class versus another.

        The "simple" nominal return (derived by adding the risk premium to the projected rate of inflation) is then adjusted to take into consideration a number of market and economic factors which are expected to affect returns. Among the more important factors are the status of the economic cycle, currency issues, the direction of interest rates for the entire yield curve, and price/earnings multiples. Specific time-weighted return targets have been set for the total fund. These are based on a benchmark portfolio return, which the investment manager is expected to exceed by a predetermined amount over various time frames. The following CRIP asset allocation ranges, targets and actual allocations were in effect at December 31, 2003 and 2002:

			Actual
Canadian Retirement Income Plan
	Target	Range	2003	2002
Large Cap Equity Canada	40.0%	30% - 50%	42.5%	42.9%
Large Cap Equity US	19.0%	9% - 29%	17.8%	8.5%
International Equity	9.0%	0% - 19%	10.5%	21.2%
Real Estate	see Note	N/A	0.0%	0.5%
Fixed Income	30.0%	20% - 40%	28.5%	26.1%
Cash	2.0%	0% - 10%	0.7%	0.8%

Note - CRIP asset allocation guidelines put into place during 2002, real estate was phased out during 2003 as an asset class.

        The investment manager is expected to manage asset mix within these set ranges. Any deviation outside the minimum and maximum should be temporary. Protracted deviations must be reported to the Pension Plan Committee in writing, with an explanation. The total fund return, calculated on a time-weighted basis, will be compared in Canadian dollars, with the composite return, of the benchmark allocation. The allocation in effect as of December 31, 2003 is as follows:

  •
  40.0% of the S&P/TSX Composite Total Return Index

  •
  19.0% of the Standard & Poor's 500 Total Return Index (Cdn. $)

  •
  9.0% of the Morgan Stanley Capital International EAFE Total Return Index (Cdn. $)

  •
  30.0% of the Scotia Capital Universe Bond Index

  •
  2.0% of the Scotia Capital 91-Day T-Bill lndex

        The CRIP's investment goal is to achieve the composite return calculated based on the benchmark allocation, plus 1% over rolling four-year periods. An additional objective is to provide a real rate of return of 3.0% when compared with the Canadian Consumer Price Index, also over rolling four-year periods.

        The actual investment return on USRIP pension plan assets in 2003 was 19.1%, based on a compounding of the return for the four calendar quarters of that year. The corresponding 2003 return for the CRIP was 14.8%. The asset returns in 2001 and 2002, and lower discount rates, negatively impacted the funded status of our pension plans, requiring us to recognize a minimum pension liability. The liability was recorded in 2002 as a non-cash $112.4 million after-tax reduction to Shareholders' equity as part of accumulated other comprehensive income (loss). This equity reduction did not impact our net income or cash flow in 2003, and has no impact on compliance with debt covenants.

        While the interest rate environment has negatively impacted the funded status of our plans, we do not currently have minimum funding requirements, as set forth in ERISA and federal tax laws. Although no minimum funding was required for either the USRIP or the CRIP, we voluntarily contributed $20.0 million to the USRIP on January 3, 2003, and $20.0 million to the USRIP on January 2, 2004. The Company does not expect to make any other deposits to either plan during 2004.

        Foreign Retirement Plans.    We also maintain defined contribution plans for certain employees in the United Kingdom. For the years ended December 31, 2003 and 2002, our expenses related to these plans were $0.7 and $1.2 million for each year, respectively.

        Employee Retirement Savings Plans.    Our retirement savings plans provide for annual contributions, within specified ranges, determined at the discretion of the Board of Directors for the benefit of eligible employees in the form of cash or shares of common stock. Employees may sell their stock, including shares contributed as the Company match, at any time. Expense for these plans was $3.1 million in 2003, $3.0 million in 2002, and $2.5 million in 2001.

11.    COMMITMENTS AND CONTINGENCIES

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

        Rental expense related to our operating leases was $18.0 million in 2003, $22.0 million in 2002, and $23.8 million in 2001. Our headquarters building operating lease has ground purchase options exercisable beginning in 2019, ground renewal options exercisable in 2048, and escalation clauses of $50,000 beginning in 2009. Our technology center in Alpharetta, Georgia has rent escalations of approximately $4.0 million over the next five years, termination options exercisable beginning in 2003, and renewal options through 2039. Future minimum payment obligations for noncancellable operating leases exceeding one year are as follows as of December 31, 2003:

Amount
(in millions)
2004	$17.4
2005	9.7
2006	5.4
2007	4.8
2008	7.1
Thereafter	51.8

$96.2

        Data Processing and Outsourcing Services Agreements:    We have separate agreements with IBM, Polk/Axciom, Seisint Inc., Xerox Connect, Inc., and Jones-Lang LaSalle with which we outsource portions of our computer data processing operations and related functions, and certain administrative functions. The agreements expire between 2004 and 2013. The estimated aggregate minimal contractual obligation remaining under these agreements is $325.0 million as of December 31, 2003, with no future year expected to exceed $56.3 million. Annual payment obligations in regard to these agreements vary due to factors such as the volume of data processed; changes in our servicing needs as a result of new product offerings, acquisitions or divestitures, the introduction of significant new technologies; or the general rate of inflation. Our data processing outsourcing agreement with IBM was renegotiated in 2003 and now has a ten-year term. Under this agreement (which covers our operations in North America, the United Kingdom, Ireland, and Spain), we have outsourced our mainframe and midrange operations, help service and desktop support functions, and the operation of our voice and data networks. During 2003 we paid $81.1 million for these services, which included nonrecurring transitional costs in regard to implementing the new outsourcing agreement The estimated future minimum contractual obligations under this agreement is $272.8 million, with no year expected to exceed $40.4 million. In certain circumstances (e.g., a change in control, or for our convenience), we may terminate these data processing and outsourcing agreements, and, in doing so, certain of these agreements require us to pay a significant penalty.

        Agreement with Computer Sciences Corporation:    We have an agreement with Computer Sciences Corporation and certain of its affiliates, collectively, CSC, under which CSC-owned credit reporting agencies utilize our computerized credit database services. CSC retains ownership of its credit files and the revenues generated by its credit reporting activity. We receive a processing fee for maintaining the database and for each report supplied. The agreement was renewed by CSC for a ten-year period beginning August 1, 1998. The agreement provides us with an option to purchase CSC's credit reporting business if CSC does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. Under the agreement CSC also has an option, exercisable at any time, to sell its credit reporting business to us. The option expires in 2013. The option exercise price will be determined by a third-party appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if the option were exercised at this time, the price range would approximate $650.0—$700.0 million. This estimate is based solely on our internal analysis of the value of the businesses, current market conditions, and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than the estimated amount. If CSC were to exercise its option, we would have to obtain additional sources of funding. We believe that this funding would be available from sources such as additional bank lines of credit and the issuance of public debt and/or equity. However, the availability and terms of any such capital financing would be subject to a number of factors, including credit market conditions, the state of the equity markets, general economic conditions, and our financial performance and condition. See the "Risk Factors" section of the "Management's Discussion and Analysis" included in our annual report on Form 10-K for the year ended December 31, 2003.

        Change in Control Agreements:    We have agreements with some of our key officers which provide certain severance pay and benefits in the event of a termination of the officer's employment under certain circumstances following a "change in control". "Change in control" is defined as the accumulation by any person, entity, or group of 20% or more of the combined voting power of our voting stock or the occurrence of certain other specified related events. Also in the event of a "change in control," our performance share plan provides that all shares designated for future distribution will become fully vested and payable, subject to the achievement of certain levels of growth in earnings per share and certain other criteria. At December 31, 2003, the maximum contingent liability under the agreements and plans was approximately $24.2 million.

        Guarantees:    We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit is less than $5.0 million and all have a maturity of less than one year. Guarantees are issued from time to time to support the needs of operating units. The only outstanding guarantee that is not reflected as a liability on our balance sheet was extended in connection with the sale of our risk management collections business to RMA Holdings, LLC ("RMA") in October 2000, at which time we guaranteed the operating lease payments of a partnership affiliated with RMA to a lender of the partnership pursuant to a term loan. The operating lease, which expires December 11, 2011, has a remaining balance of $9.6 million based on the undiscounted value of remaining lease payments at December 31, 2003. Our obligations under such guarantee are not secured. We believe the likelihood of demand for payment under these instruments is minimal and expect no material losses to occur in connection with these instruments.

        Subsidiary Dividends and Fund Transfers:    The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited by certain restrictions imposed by foreign governments, which do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations, or pay dividends.

        Litigation:    We are a defendant in a class action lawsuit filed during April 2001, in the U.S. District Court of South Carolina captioned Franklin Clark and Latanjala Denise Miller v. Equifax Inc. and Equifax Credit Information Services, Inc. This action alleged that we violated the Fair Credit Reporting Act ("FCRA"), by failing to follow reasonable procedures to assure maximum possible accuracy with respect to the reporting of accounts included in a bankruptcy. All parties have now reached a settlement of all claims that requires us to revise the manner in which we report such accounts and to pay fees to plaintiffs' attorneys of up to $5,000,000. In January 2004, the Court approved the settlement, but the amount of attorneys' fees to be awarded remains to be determined.

        In November 2001, the landlord of our former headquarters facility brought an action, 1600 Peachtree, L.L.C. v. Equifax Inc., against us in the Superior Court of Fulton County, Georgia, which asserts claims related to our guaranty obligations under our lease termination agreement. This lawsuit seeks damages, of approximately $28.0 million, substantially all of which represents future rent contingencies, and punitive damages. On motions for summary judgment, the Court ruled against our discharge defense and against plaintiff's fraud claim. Both parties are appealing these rulings. We intend to vigorously pursue this appeal and to continue to contest in the Superior Court the damages claimed by the plaintiff.

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

12.    RELATED PARTY TRANSACTIONS

        We maintain lending, foreign exchange, debt underwriting, cash management, trust, investment management, derivative counterparty, and shareholder services relationships with SunTrust Banks, Inc. ("SunTrust") whom we consider a related party due to (a) Phillip Humann, a member of our board of directors, currently is the Chairman, President, and Chief Executive Officer of SunTrust, and (b) William Dahlberg and Larry Prince, members of our board of directors, are also directors of SunTrust. We paid $2.4 million and $3.3 million to SunTrust for these services in 2003 and 2002, respectively. We also provide credit management services to SunTrust, as a customer, from whom we received $2.9 million and $2.5 million, respectively during the years 2003 and 2002, and had $0.2 million and $0.1 million of corresponding outstanding receivables with, as of at December 31, 2003 and 2002, respectively. The relationships are described more fully below:

  •
  The revolving credit agreement is composed of a $305.0 million multi-year portion which expires on October 4, 2004 and a $160.0 million 364-day portion which expires on September 30, 2004. Total borrowings outstanding under the 364-day and multi-year portion of this facility were $21.8 million at December 31, 2002 and $137.1 million at December 31, 2003.

  •
  As of December 31, 2003, SunTrust provided Equifax Inc. a $100.0 committed portion of our $465.0 million U.S. revolving credit agreement. SunTrust's total commitment of $100.0 million at December 31, 2002 and December 31, 2003 was allocated 65.6% ($65.6 million) to the multi-year portion and 34.4% ($34.4 million) to the 364-day portion. Total borrowings outstanding under SunTrust's 364-day and multi-year portions of this facility were $4.7 million at December 31, 2002 and $29.5 million at December 31, 2003.

  •
  Additionally, SunTrust extends financing in the form of an amortizing term loan to a leveraged real estate limited partnership which owns Equifax's Atlanta datacenter located in Alpharetta, Georgia. Equifax Inc. is the primary operating lease tenant in the data center. An unrelated bank leasing company is the equity owner of this partnership. Although this term loan is considered to be non-recourse financing to Equifax Inc., SunTrust is dependent on the operating lease payments made by Equifax Inc. to the partnership to service interest expense and amortize principal on the term loan's debt. The term loan is fully amortized in 2012. As of December 31,

    2002 and December 31, 2003, $26.6 million and $24.3 million, respectively, were outstanding under the term loan.

  •
  SunTrust also provides the $29.0 million synthetic lease facility related to our Atlanta corporate headquarters building. As of December 31, 2002 and December 31, 2003, the amount of this facility was $29.0 million.

  •
  SunTrust provides investment management services for Equifax Inc.'s U.S. defined benefits plan (USRIP) through two of its subsidiaries, Trusco Capital and the Lighthouse Group. As of December 31, 2002 and December 31, 2003, a total of $30.2 million and $37.6 million, respectively, of USRIP assets were managed by these two subsidiaries of SunTrust.

  •
  During 2002 and 2003, SunTrust was the counterparty on $90.0 million, notional value, of interest rate swaps with Equifax Inc.

        Bank of America, N.A. ("B of A"), through its various subsidiaries, provides Equifax Inc. and our subsidiaries cash management, foreign exchange, lending, and debt underwriting services. We consider B of A a related party because Jacquelyn Ward, a member of our board of directors, is also a director of B of A. We paid $0.8 million, $2.0 million, and $4.6 million to B of A for these services in 2003 and 2002, respectively. We also provide credit management services to B of A, as a customer, from whom we received $15.3 million and $11.2 million, respectfully during the years 2003 and 2002 and had $1.7 million and $1.6 million of corresponding outstanding receivables with, as of December 31, 2003 and 2002, respectively. The relationships are described more fully below:

  •
  As of December 31, 2002 and December 31, 2003, B of A served as the Administrative Agent on Equifax Inc's $465.0 million revolving credit agreement, and provided Equifax Inc. a $100.0 committed portion of that facility. B of A's total commitment of $100.0 million at December 31, 2002 and December 31, 2003 was allocated 65.6% ($65.6 million) to the multi-year portion and 34.4% ($34.4 million) to the 364-day portion. Total borrowings outstanding under B of A's 364-day and multi-year portions of this facility were $4.7 million at December 31, 2002 and $29.5 million at December 31, 2003.

  •
  B of A also extends an uncommitted $25.0 million working capital line of credit to Equifax Inc. The facility is cancelable at the discretion of either party. The uncommitted working capital line, at December 31, 2002 and December 31, 2003, had outstanding balances of $3.4 million and $5.4 million, respectively.

  •
  During December 31, 2002 and December 31, 2003, B of A was the counterparty on $124.0 million, notional value, of interest rate swaps with Equifax Inc.

        We have maintained a cross-services arrangement with Intersections, Inc. ("Intersections") whom we consider a related party because our Chief Financial Officer, Don Heroman, is a member of Intersections board of directors. We provide to, and purchase from, Intersections, consumer direct services (primarily identity theft protection products) and credit management services (primarily credit files and portfolio reviews). Fees received from Intersections for services delivered, and sold, were $6.8 million and $4.6 million, respectively for the years 2003 and 2002. Fees paid for services purchased from Intersections were $4.3 million and $0.1 million, respectively for the years 2003 and 2002. We had $1.2 million and $1.4 million in outstanding accounts receivable from Intersections, respectively at December 31, 2003 and 2002, respectively. We had no outstanding accounts payable due to Intersections at December 31, 2003 or 2002.

13.    QUARTERLY FINANCIAL DATA (UNAUDITED)

        Quarterly financial data for 2003 and 2002 are as follows (in millions, except per share amounts):

2003	First	Second	Third	Fourth
Operating revenue	$301.6	$317.0	$309.8	$297.0

Operating income	$80.7	$85.3	$88.9	$57.2	*

Income from continuing operations	$45.1	$49.3	$52.8	$31.3	*

Net income	$43.8	$41.9	$51.2	$28.0	*

Per Common Share (Basic):
Income from continuing operations	$0.33	$0.36	$0.39	$0.24

Net income	$0.32	$0.31	$0.38	$0.21

Per Common Share (Diluted):
Income from continuing operations	$0.33	$0.36	$0.39	$0.23
Net income	$0.32	$0.31	$0.38	$0.21

*
Includes $30.6 million, $19.3 million net of tax, in asset impairment and restructuring charges (See Note 6).

2002	First	Second	Third	Fourth
Operating revenue	$259.0	$268.0	$289.7	$292.6

Operating income	$79.3	$87.6	$89.7	$94.7

Income from continuing operations	$42.0	$47.9	$49.7	$51.7

Net income	$41.7	$47.5	$38.9	$49.9

Per Common Share (Basic):
Income from continuing operations	$0.31	$0.35	$0.37	$0.38

Net income	$0.31	$0.35	$0.29	$0.37

Per Common Share (Diluted):
Income from continuing operations	$0.30	$0.34	$0.36	$0.38

Net income	$0.30	$0.34	$0.28	$0.36

14.    SEGMENT INFORMATION

        Our operations are organized into five reportable segments, three ("Equifax North America," "Equifax Europe," and "Equifax Latin America") of which are dedicated to the marketing and selling of our core product lines (i.e. Information Services, Marketing Services and Consumer Direct Services) and related business operations within finite geographic regions. The "Other" reportable segment pertains to an inactive product line. We also separately disclose the financial information pertaining to our divested operations. The accounting policies of the segments are the same as those described in our summary of significant accounting and reporting policies (Note 1). We evaluate the performance of these segments based on their operating revenues, operating income, and operating margins, excluding any unusual or infrequent items (if any). Inter-segment sales and transfers are not material. The measurement criteria for segment profit or loss and segment assets are substantially the same for each reportable segment. All transactions between segments are accounted for at cost, and no timing differences occur between segments.

        The 2003 and 2002 operating results for our commercial services business component in Spain have been reclassified to discontinued operations and are not included in Equifax Europe's reported segment results as shown below. However, the 2001 operating results for this business component have not been reclassified to discontinued operations since they were not material, and therefore are included in the Equifax Europe's reported segment results as shown below for that year. (See Note 3)

        Goodwill amortization in 2001 for all business segments has been reclassified to a separate line to provide for comparability with 2003 and 2002.

        A more detailed description of these reportable segments and their products and services is as follows:

        Equifax North America:    Comprises the Information Services, Marketing Services, and Consumer Direct operating segments. Products and services are provided in the United States and Canada and consist of Information Services which includes consumer and commercial services such as credit information, and credit scoring, credit modeling services, locate service, fraud detection and prevention services, mortgage loan origination information services, identity verification services, and other consulting services; Marketing Services which includes credit card marketing services, and consumer demographic and lifestyle information services; Predicative Analytical Science Services which includes consulting in the formulation and execution of decision strategies to maximize revenue opportunities for the customers of our Information and Marketing Services businesses; and Consumer Direct credit and finance products sold directly to individuals.

        Equifax Europe:    Comprises the United Kingdom, Italy, and Spain businesses. Products and services offerings consist of Information Services including consumer and commercial services such as credit and financial information, credit scoring, and credit modeling services; and Credit Marketing Services.

        Equifax Latin America:    Comprises the Argentina, Brazil, Chile, El Salvador, Peru, and Uruguay businesses. Products and services offerings consist of Information Services including consumer and commercial services such as credit and financial information, credit scoring, and credit modeling services; and Credit Marketing Services.

        Other:    Pertains to lottery services relating solely to a contract to provide services to the state of California. Services under this contractual arrangement ceased during 2002. No further revenue or operating income has been received since second quarter 2002 or is expected to recur.

        Divested Operations:    Pertains to the City Directory businesses divested in the fourth quarter of 2001.

        Segment information for 2003, 2002, and 2001 is as follows (in millions):

	2003	2002	2001
Operating Revenue:
Equifax North America	$1,015.0	$902.2	$852.4
Equifax Europe	130.5	126.1	141.1
Equifax Latin America	79.9	76.6	106.7
Other	—	4.4	9.6

	1,225.4	1,109.3	1,109.8
Divested Operations	—	—	29.2

	$1,225.4	$1,109.3	$1,139.0

Operating Income (Loss):
Equifax North America	$354.9	$361.6	$340.6
Equifax Europe	20.7	12.7	5.8
Equifax Latin America	20.0	20.3	32.0
Other	—	4.4	8.9
General Corporate Expense (1)	(53.0)	(47.7)	(44.8)

	342.6	351.3	342.5
Divested Operations	—	—	(2.9)
Goodwill Amortization	—	—	(25.4)
Restructuring and Other Charges (Note 6)	(30.6)	—	(60.4)

	$312.0	$351.3	$253.8

Total Assets at December 31:
Equifax North America	$1,060.9	$1,064.8	$825.5
Equifax Europe	189.3	174.4	192.4
Equifax Latin America	198.7	161.8	190.6
Other	2.2	3.5	3.7
Corporate	102.2	94.9	210.3

	1,553.3	1,499.4	1,422.6 *

Assets of Discontinued Operations	—	7.5	—

	$1553.3	$1,506.9	$1,422.6

(1)
Includes shared services and administrative and legal expenses.

*
Does not total due to rounding.

	2003	2002	2001
Depreciation and Amortization:
Equifax North America	$66.0	$53.8	$64.4
Equifax Europe	11.8	12.9	18.5
Equifax Latin America	5.5	5.4	14.4
Other	—	—	0.8
Corporate	12.0	8.4	6.9

	95.3	80.5	105.0
Divested Operations	—	—	1.2

	$95.3	$80.5	$106.2

	2003	2002	2001
Capital Expenditures (excluding property and equipment and other assets acquired in acquisitions):
Equifax North America	$41.0	$42.9	$20.1
Equifax Europe	7.1	6.2	12.3
Equifax Latin America	5.3	5.3	8.6
Other	—	—	—
Corporate	0.2	1.4	5.5

	53.6	55.8	46.5
Divested Operations	—	—	0.6

	$53.6	$55.8	$47.1

        Financial information by geographic area is as follows:

	2003		2002		2001
	Amount	%	Amount	%	Amount	%
Operating Revenue (based on location of customer):
United States	$924.1	76%	$826.0	74%	$813.8	71%
Canada	90.9	7	80.4	7	77.5	7
United Kingdom	101.6	8	97.6	9	97.6	9
Brazil	45.9	4	43.4	4	49.5	4
Other	62.9	5	61.9	6	100.6	9

	$1,225.4	100%	$1,109.3	100%	$1,139.0	100%

Long-Lived Assets of Continuing Operations at December 31:
United States	$832.7	66%	844.1	70%	$665.2	63%
Canada	114.5	9	99.9	8	100.8	9
United Kingdom	91.6	7	84.0	7	78.8	7
Brazil	111.9	9	89.0	7	97.3	9
Other	116.7	9	96.8	8	122.5	12

	$1,267.4	100%	$1,213.8	100%	$1,064.6	100%

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Equifax Inc.

        We have audited the accompanying consolidated balance sheets of Equifax Inc. (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated February 8, 2002 expressed an unqualified opinion on those statements before the revisions in the consolidated statements of income, shareholders' equity and comprehensive income of the Company for the year ended December 31, 2001, and as described in Notes 1, 6, and 10.

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

        In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

        As described in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets.

        As discussed above, the consolidated financial statements of the Company for the year ended December 31, 2001 were audited by other auditors who have ceased operations. However, the Company made certain adjustments and disclosures to these financial statements to conform with the current year's presentation or to comply with adoption requirements of new accounting pronouncements, as follows:

  (i)
  The consolidated statement of income of the Company for the year ended December 31, 2001 has been revised to separately disclose depreciation expense, amortization expense and goodwill amortization expense which were classified within cost of services and selling, general and administrative expenses in 2001. Our audit procedures with respect to these revisions included (a) agreeing the depreciation expense, amortization expense and goodwill amortization expense balances to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the revisions within the consolidated statement of income.

  (ii)
  The consolidated statement of shareholders' equity and comprehensive income of the Company for the year ended December 31, 2001 has been revised to include the income tax effect for the minimum pension liability and cash flow hedging transactions. Our audit procedures with respect to the income tax effects for 2001 included (a) agreeing the previously reported minimum pension liability and cash flow hedging transactions before tax balances to the previously issued financial statements, (b) re-calculating the income tax effect for the minimum pension liability and cash flow hedging transactions using the Company's income tax rate for the respective year, and (c) re-calculating the minimum pension liability, net of tax, and the cash flow hedging transactions, net of tax, balances.

  (iii)
  As discussed in Note 1, the consolidated financial statements of the Company for the year ended December 31, 2001 have been revised to include the disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 included (a) agreeing the previously reported net income to the previously issued financial statements, (b) agreeing the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in 2001 related to goodwill that is no longer being amortized as a result of initially applying Statement No. 142 (including any related tax effects) to the Company's underlying records obtained from management, (c) agreeing all 2001 amortization expense disclosures to the Company's underlying accounting records obtained from management and (d) testing the mathematical accuracy of the reconciliation of pro forma net income to reported net income.

  (iv)
  The disclosures in Note 6 of the consolidated financial statements of the Company as of December 31, 2001 and for the year then ended have been revised to disclose additional detail with respect to severance and facilities and other charges reserve and the related activity for 2001. Our audit procedures with respect to these additional disclosures in Note 6 included (a) agreeing the severance and facilities and other charges reserve and the related activity for 2001 to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the restatement within the table in Note 6.

  (v)
  The disclosures in Note 10 of the consolidated financial statements of the Company for the year ended December 31, 2001 with respect to employee benefit plan information have been revised to disclose additional detail for the Canadian Retirement Plan, Supplemental Retirement Plan, and Other Benefits with respect to net pension (income) expense components for the year ended December 31, 2001. Our audit procedures with respect to these additional disclosures in Note 10 included (a) agreeing the net pension (income) expense components for the year ended December 31, 2001 to the Company's underlying records obtained from management and (b) testing the mathematical accuracy of the revisions included in the tables disclosed in Note 10.

        In our opinion, the adjustments and disclosures with respect to the matters discussed in the preceding paragraphs (i) through (v) are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

                      /s/ Ernst & Young LLP

Atlanta, Georgia
February 18, 2004

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

                      /s/ Arthur Andersen LLP

Atlanta, Georgia
February 13, 2002

        THIS IS A COPY OF AN ACCOUNTANTS' REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP, AND HAS NOT BEEN REISSUED BY ANDERSEN. SEE EXHIBIT 23.2 FOR FURTHER INFORMATION.

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

ITEM 9A.    CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures:    The Company's principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        Changes in internal control over financial reporting:    There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by Item 10 of Part III regarding our directors is included in the section captioned "Directors and Corporate Governance" of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2004, to be filed with the SEC, or the Proxy Statement, and is incorporated herein by reference.

        Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I "Business—Executive Officers of the Registrant."

        Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is included in the section of our Proxy Statement captioned "Stock Ownership and Performance—Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

        Information regarding our adoption of a code of ethics that applies to senior management is included in the section of our Proxy Statement captioned "Directors and Corporate Governance—Corporate Governance and Ethics Information," and is incorporated herein by referenced.

ITEM 11.    EXECUTIVE COMPENSATION

        Information required by Item 11 of Part III is included in the sections of our Proxy Statement captioned "Directors and Corporate Governance—Compensation of Directors," and "Executive Officer Compensation," and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information required by Item 12 of Part III is included in the sections of our Proxy Statement captioned "Executive Officer Compensation—Securities Authorized for Issuance Under Equity

Compensation Plans" and "Stock Ownership and Performance—Stock Ownership of Directors and Executive Officers," and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information required by Item 14 of Part III is included in the section of our Proxy Statement captioned ["Information About Independent Public Accountants"] and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
List of Documents Files as a Part of This Report:

(1)
Financial Statements.    The following financial statements are included in Item 8 of Part II:

•
Consolidated Balance Sheets—December 31, 2003 and 2002;

•
Consolidated Statements of Income for the Years Ended December 31, 2003, 2002, and 2001;

•
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002, and 2001;

•
Consolidated Statements of Shareholders' Equity and Comprehensive Income for the Years Ended December 31, 2003, 2002, and 2001;

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

(3)
Exhibits.    A list of the exhibits required to be filed as part of this Report by Item 601 of Regulation S-K is set forth in the Exhibit Index on page 90 of this Form 10-K, which immediately precedes such exhibits, and is incorporated herein by reference.

(b)
Reports on Form 8-K.    We furnished the following reports on Form 8-K during the quarter ended December 31, 2003:

  •
  On October 16, 2003 Registrant furnished a report on Form 8-K furnishing information under Items 7, 9, and 12 of Form 8-K.

  •
  On December 19, 2003 Registrant furnished a report on Form 8-K furnishing information under Items 7 and 9 of Form 8-K.

(c)
Exhibits.    See Item 15(a)(3).

(d)
Financial Statement Schedules.    See Item 15(a)(2).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUIFAX INC. (Registrant)
Date: March 11, 2004	/s/ THOMAS F. CHAPMAN Thomas F. Chapman, Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 11, 2004	/s/ THOMAS F. CHAPMAN Thomas F. Chapman, Chairman and Chief Executive Officer
Date: March 11, 2004	/s/ DONALD T. HEROMAN Donald T. Heroman, Corporate Vice President and Chief Financial Officer (Principal Financial Officer)
Date: March 11, 2004	/s/ DAVID J. GUNTER David J. Gunter, Vice President and Corporate Controller (Principal Accounting Officer)
Date: March 11, 2004	/s/ LEE A. AULT III Lee A. Ault III, Director
Date: March 11, 2004	/s/ JOHN L. CLENDENIN John L. Clendenin, Director
Date: March 11, 2004	/s/ JAMES E. COPELAND, JR. James E. Copeland, Director
Date: March 11, 2004	/s/ A. W. DAHLBERG A. W. Dahlberg, Director
Date: March 11, 2004	/s/ L. PHILLIP HUMANN L. Phillip Humann, Director
Date: March 11, 2004	/s/ LARRY L. PRINCE Larry L. Prince, Director
Date: March 11, 2004	/s/ D. RAYMOND RIDDLE D. Raymond Riddle, Director
Date: March 11, 2004	/s/ LOUIS W. SULLIVAN Dr. Louis W. Sullivan, Director
Date: March 11, 2004	/s/ JACQUELYN M. WARD Jacquelyn M. Ward, Director

EXHIBIT INDEX

Exhibit No.	Description
2.1	Distribution Agreement, Plan of Reorganization and Distribution dated as of June 30, 2001 by and between Equifax Inc. and Certegy Inc. previously filed as an Exhibit to Form 8-K, filed July 20, 2001, and incorporated by reference.
3.1	Amended and Restated Articles of Incorporation previously filed as an Exhibit to Schedule 14A, filed March 26, 1996, and incorporated by reference.
3.2	Bylaws of Equifax Inc. as Amended and Restated on November 5, 2002, and as further amended on September 8, 2003.
4.1	Loan Agreement dated October 4, 2001 previously filed as an Exhibit to Form 10-K filed March 12, 2002, and incorporated by reference.
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
10.21	Employment Agreement previously filed as an Exhibit to Form 10-K, filed March 29, 2001, and incorporated by reference.(1)
10.22	Equifax Inc. Key Management Long-Term Incentive Plan previously filed as an Exhibit to Form 10-K, filed March 29, 2001, and incorporated by reference.(1)
10.23	Equifax Inc. 2000 Stock Incentive Plan previously filed as an Exhibit to Form 10-K, filed March 29, 2001, and incorporated by reference.(1)
10.24	Bonus Exchange Program previously filed as an Exhibit to Form 10-K, filed March 29, 2001, and incorporated by reference.(1)
10.25	Bonus Deferral Arrangement previously filed as an Exhibit to Form 10-K filed March 12, 2002, and incorporated by reference.(1)

10.26	Amended and Restated Master Business Process and Support Services Agreement previously filed as an Exhibit to Form 10-K filed March 12, 2002, and incorporated by reference.
10.27	Equifax Executive Deferred Compensation Plan.(1)
10.28	Equifax Director Deferred Compensation Plan.(1)
10.29	Equifax Director and Executive Stock Deferral Plan.(1)
10.30	Equifax Grantor Trust.(1)
10.31	Employment Agreement.(1)
10.32	Employment Agreement.(1)
10.33
Sale, Sublease, Assignment and License Agreement, dated November 15, 2002, between Equifax Inc., and Seisint Inc., previously filed as an Exhibit to Form 10-K filed March 28, 2003 and incorporated by reference.
10.34
Analytic Products and Services Master Contract Agreement, dated December 19, 1988, between Equifax Incorporated (sic) and Fair Isaac and Company, Incorporated, previously filed as an Exhibit to Form 10-K filed March 28, 2003 and incorporated by reference.
10.35
Global Amendments Agreements, dated July 31, 1999, amending a certain Analytic Products and Services Master Contract Agreement between Equifax Incorporated (sic) and Fair, Isaac and Company, Incorporated previously filed as an exhibit to Form 10-K filed March 28, 2003 and incorporated by reference.
10.36	Agreement for Operations Support Services(2), previously filed as an Exhibit to Form 10-Q filed November 12, 2003 and incorporated by reference.
10.37	Equifax Director and Executive Stock Deferral Plan(1), previously filed as an Exhibit to Form S-8 filed November 12, 2003 and incorporated by reference.
10.38	Separation Agreement.(1)
10.39	Disengagement Agreement, dated October 7, 2003, made by and between PricewaterhouseCoopers LLP and PwCES LLC, and Equifax Inc.
14	Code of Ethics.*
21	Subsidiaries of the Registrant.*
23.1	Consent of Ernst & Young LLP, Independent Auditors.*
23.2	Notice regarding Consent of Arthur Andersen LLP.*
31.1	Certification of Thomas F. Chapman, Chairman and Chief Executive Officer of Equifax Inc., pursuant to Rule 13a-14(a)*
31.2	Certification of Donald T. Heroman, Chief Financial Officer of Equifax Inc., pursuant to Rule 13a-14(a)*
32.1	Certification of Thomas F. Chapman, Chairman and Chief Executive Officer of Equifax Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Donald T. Heroman, Chief Financial Officer of Equifax Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
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

*
Filed herewith.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
EQUIFAX INC. FORM 10-K For the Year Ended December 31, 2003 Table of Contents
FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Financial Statements
EQUIFAX INC. CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share amounts)
EQUIFAX INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)
EQUIFAX INC. CONSOLIDATED BALANCE SHEETS (In millions, except par values)
EQUIFAX INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (In millions)
Notes to Consolidated Financial Statements
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX