Form 10-Q/A
period 2003-09-30
EQUIFAX INC
filed 2004-04-29
CIK 33185

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-06605

EQUIFAX INC.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation)	58-0401110 (I.R.S. Employer Identification No.)
1550 Peachtree Street, N.W., Atlanta, Georgia (Address of principal executive offices)	30309 (Zip Code)
(404) 885-8000 (Registrant's telephone number, including area code)
Not Applicable (Former name or former address, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $1.25 Par Value	Outstanding at September 30, 2003 139,076,780

EXPLANATORY NOTE

        This Quarterly Report on Form 10-Q/A is filed as Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, originally filed with the Securities and Exchange Commission on November 12, 2003. This Form 10-Q/A is being filed to secure the Commission's grant of our application for confidential treatment of our Agreement for Operations Support Services with International Business Machines Corporation dated as of July 31, 2003 (the "Agreement"). We hereby amend Item 6(a) of Part II, only for the purpose of filing amended Exhibit 10.1 to the report. We have amended Exhibit 10.1 to disclose redacted schedules to the Agreement and certain other previously redacted portions of the Agreement. Exhibit 10.1 is being refiled in its entirety. In addition, the Form 10-Q/A includes an updated signature page and certain currently dated certifications required by the Sarbanes-Oxley Act of 2002 filed as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto. This Form 10-Q/A does not change the Registrant's previously reported consolidated financial statements or make any other changes to the Form 10-Q for the fiscal quarter ended September 30, 2003. Accordingly, this Form 10-Q/A should be read in conjunction with our subsequent filings with the Commission.

2

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Item 6(a) is hereby amended to refile Exhibits 10.1, 31.1, 31.2, 32.1 and 32.2:

  (a)
  Exhibits

        The following is a complete lists of Exhibits included as part of this Report. A list of those documents filed with this Report is set forth on the Index to Exhibits appearing elsewhere in this Report and is incorporated by reference:

Exhibit No.	Description
10.1	Agreement for Operations Support Services dated as of July 31, 2003 between Equifax Inc. and International Business Machines Corporation.(1)
31.1	Certification of Thomas F. Chapman, Chairman and Chief Executive Officer of Equifax Inc., Pursuant to Rule 13a-14(a).
31.2	Certification of Donald T. Heroman, Chief Financial Officer of Equifax Inc., Pursuant to Rule 13a-14(a).
32.1	Certification of Thomas F. Chapman, Chairman and Chief Executive Officer of Equifax Inc., Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Donald T. Heroman, Chief Financial Officer of Equifax Inc., Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Document omits information filed with the Securities and Exchange Commission pursuant to a Request for Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

3

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EQUIFAX INC. (Registrant)
Dated: April 28, 2004	By:	/s/ THOMAS F. CHAPMAN Thomas F. Chapman Chairman and Chief Executive Officer
Dated: April 28, 2004	By:	/s/ DONALD T. HEROMAN Donald T. Heroman Chief Financial Officer

4

EXHIBIT INDEX

Exhibit No.	Description
10.1	Agreement for Operations Support Services dated as of July 31, 2003 between Equifax Inc. and International Business Machines Corporation.(1)
31.1	Certification of Thomas F. Chapman, Chairman and Chief Executive Officer of Equifax Inc., Pursuant to Rule 13a-14(a).
31.2	Certification of Donald T. Heroman, Chief Financial Officer of Equifax Inc., Pursuant to Rule 13a-14(a).
32.1	Certification of Thomas F. Chapman, Chairman and Chief Executive Officer of Equifax Inc., Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Donald T. Heroman, Chief Financial Officer of Equifax Inc., Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Document omits information filed with the Securities and Exchange Commission pursuant to a Request for Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

5

QuickLinks

EXPLANATORY NOTE
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
EXHIBIT INDEX