Form 10-Q
period 2004-03-31
EQUIFAX INC
filed 2004-05-07
CIK 33185

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2004
Common Stock, $1.25 Par Value	136,970,626

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
(In millions, except par values)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$37.0	$39.3
Trade accounts receivable, net of allowance for doubtful accounts of $11.4 in 2004 and $11.9 in 2003	191.3	175.4
Other receivables	17.1	13.3
Deferred income tax assets	13.5	15.5
Prepaid expenses and other current assets	49.0	42.4

Total current assets	307.9	285.9

Property and Equipment:
Land, buildings and improvements	30.6	31.6
Data processing equipment and furniture	121.5	121.7

	152.1	153.3
Less accumulated depreciation	107.6	106.3

	44.5	47.0
Goodwill	725.1	724.3
Purchased Data Files	244.0	247.9
Other Assets	269.1	248.2
Assets of Discontinued Operations (Note 4)	—	—

	$1,590.6	$1,553.3

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt and current maturities	$165.1	$160.5
Accounts payable	9.2	13.4
Accrued salaries and bonuses	17.6	34.4
Other current liabilities	166.0	146.5

Total current liabilities	357.9	354.8
Long-Term Debt	660.1	663.0
Deferred Revenue	11.8	12.0
Deferred Income Tax Liabilities	51.6	44.3
Other Long-Term Liabilities	102.3	99.1
Liabilities of Discontinued Operations (Note 4)	9.3	8.6

Total liabilities	1,193.0	1,181.8

Commitments and Contingencies (Note 10)
Shareholders' Equity:
Preferred stock, $0.01 par value: Authorized—10.0; Issued—none	—	—
Common stock, $1.25 par value: Authorized shares—300.0
Issued shares—180.8 in 2004 and 180.4 in 2003
Outstanding shares—132.6 in 2004 and 132.7 in 2003	225.1	225.5
Paid-in capital	432.9	432.5
Retained earnings	1,127.0	1,079.0
Accumulated other comprehensive loss	(297.8)	(296.1)
Treasury stock, at cost, 43.8 shares in 2004 and 42.3 shares in 2003	(1,025.8)	(995.5)
Stock held by employee benefits trusts, at cost, 4.4 shares in 2004 and 5.4 shares in 2003	(63.8)	(73.9)

Total shareholders' equity	397.6	371.5

	$1,590.6	$1,553.3

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2004	2003
(In millions, except per share amounts)
Operating revenue	$313.6	$301.6
Costs and expenses:
Costs of services	133.2	127.0
Selling, general and administrative expenses	70.9	70.7
Depreciation	4.2	3.9
Amortization	17.5	19.3

Total costs and expenses	225.8	220.9

Operating income	87.8	80.7
Other income, net	3.3	3.8
Minority interest in earnings, net of tax	(0.8)	(0.6)
Interest expense	(8.4)	(11.7)

Income from continuing operations before income taxes	81.9	72.2
Provision for income taxes	(30.7)	(27.1)

Income from continuing operations	51.2	45.1

Discontinued operations (Note 4):
Loss from discontinued operations, net of income tax benefit of $0.0 in 2004 and $0.0 in 2003	(0.4)	(1.3)

Net income	$50.8	$43.8

Per common share (basic):
Income from continuing operations	$0.39	$0.33
Discontinued operations	(0.00)	(0.01)

Net income	$0.39	$0.32

Shares used in computing basic earnings per share	132.9	135.4

Per common share (diluted):
Income from continuing operations	$0.38	$0.33
Discontinued operations	(0.00)	(0.01)

Net income	$0.38	$0.32

Shares used in computing diluted earnings per share	135.1	136.8

Dividends per common share	$0.02	$0.02

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2004	2003
(In millions)
Cash flows from operating activities:
Net income	$50.8	$43.8
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Loss from discontinued operations	0.4	1.3
Depreciation and amortization	21.7	23.2
Deferred income taxes	9.3	3.0
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(15.9)	(10.6)
Current liabilities, excluding debt	(6.6)	(6.0)
Other current assets	(13.2)	0.8
Other long-term liabilities, excluding debt	4.5	(0.2)
Other assets	(20.2)	(26.9)
Other	0.8	—

Cash provided by operating activities	31.6	28.4

Investing activities:
Additions to property and equipment	(3.3)	(3.8)
Additions to other assets, net	(5.2)	(9.0)
Acquisitions, net of cash acquired	(5.6)	(12.7)
Deferred payments on prior year acquisitions	(1.3)	(0.5)

Cash used by investing activities	(15.4)	(26.0)

Financing activities:
Net short-term borrowings	0.5	6.5
Additions to long-term debt	4.4	5.1
Payments on long-term debt	—	(0.5)
Treasury stock purchases	(30.0)	(19.4)
Dividends paid	(2.8)	(2.9)
Proceeds from exercise of stock options	12.6	2.7
Other	(2.9)	0.3

Cash used by financing activities	(18.2)	(8.2)

Effect of foreign currency exchange rates on cash	(1.2)	0.7
Cash provided by discontinued operations	0.9	0.4

Decrease in cash and cash equivalents	(2.3)	(4.7)
Cash and cash equivalents, beginning of period	39.3	30.5

Cash and cash equivalents, end of period	$37.0	$25.8

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)

	Common Stock:						Stock Held By Employee Benefits Trusts
					Accumulative Other Comprehensive (Loss) Income
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Total Shareholders' Equity
(In millions)
Balance, December 31, 2003	132.7	$225.5	$432.5	$1,079.0	$(296.1)	$(995.5)	$(73.9)	$371.5
Net income	—	—	—	50.8	—	—	—	50.8
Other comprehensive loss	—	—	—	—	(2.7)	—	—	(2.7)
Minimum pension liability adjustment	—	—	—	—	1.0	—	—	1.0
Equifax stock plans activity	0.9	(0.4)	0.3	—	—	(0.3)	10.1	9.7
Treasury stock purchased	(1.1)	—	—	—	—	(30.0)	—	(30.0)
Cash dividends	—	—	—	(2.8)	—	—	—	(2.8)
Dividends from employee benefits trusts	—	—	0.1	—	—	—	—	0.1

Balance, March 31, 2004 (Unaudited)	132.5	$225.1	$432.9	$1,127.0	$(297.8)	$(1,025.8)	$(63.8)	$397.6

Accumulated Other Comprehensive Loss consists of the following components:

	March 31, 2004	December 31, 2003
(In millions)	(Unaudited)
Foreign currency translation	$(176.1)	$(173.7)
Minimum pension liability, net of accumulated tax of $70.1 and $70.7 in 2004 and 2003	(119.1)	(120.1)
Cash flow hedging transactions, net of tax of $1.6 and $1.4 in 2004 and 2003	(2.7)	(2.3)

	$(297.9)	$(296.1)

Comprehensive Income is as follows:

	2004	2003
(In millions)	(Unaudited)	(Unaudited)
Net income	$50.8	$43.8
Other comprehensive income (loss):
Foreign currency translation adjustment	(2.3)	9.0
Change in cumulative loss from cash flow hedging transactions	(0.4)	—

	$48.1	$52.8

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2004

        As used herein, the terms "Equifax", "the Company", "we", "our", and "us" refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

1. BASIS OF PRESENTATION

        We have prepared the accompanying unaudited consolidated interim financial statements in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. This information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the statement of financial position as of March 31, 2004, and the results of operations for the three month periods ending March 31, 2004 and 2003 and the cash flows for the three month periods ending March 31, 2004 and 2003. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. We believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2003.

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

2. NATURE OF OPERATIONS

        We collect, organize and manage various types of financial, demographic and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as state and federal governments. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to individuals. We have approximately 4,500 employees worldwide, and manage our business globally through the following three reportable segments: Equifax North America, Equifax Europe and Equifax Latin America. Our operations are predominantly located within the United States, with foreign operations principally located in Canada, the United Kingdom and Brazil.

        Our products and services are categorized as follows: Information Services, Marketing Services and Personal Solutions. Our Information Services products and services allow customers to make credit decisions about consumers and commercial enterprises. Our Marketing Services information products and databases enable customers to identify a target audience for marketing purposes, and our Personal Solutions products and services provide information to consumers which enable them to reduce their exposure to identity fraud and to monitor their credit health.

        We develop, maintain and enhance secured proprietary information databases through compilation of accounts receivable information about consumers and businesses that we obtain from a variety of sources, such as credit granting institutions, public record information, including bankruptcies, liens and judgments, and marketing information from surveys and warranty cards. We process this information utilizing our proprietary information management systems and make it available to our customers in virtually any medium or format they choose.

3. ACQUISITIONS

        In January 2004, in order to continue to grow our credit data franchise, we acquired the credit files, contractual rights to territories (generally states or integration areas), and customer relationships and related businesses of an independent credit reporting agency in the United States that houses consumer information on our system. We acquired this business for $5.6 million in cash, allocating $3.7 million of the purchase price to purchased data files, $1.2 million to non-compete agreements and $0.7 million to goodwill. These allocations are preliminary estimates and will be finalized upon completion of the purchase valuation. The results of operations for this acquisition have been included in the consolidated statement of income from the date of acquisition, and have not been material.

4. DISCONTINUED OPERATIONS

        In the third quarter of 2002, we made the decision to exit our commercial services business in Spain. During 2003 and the first quarter of 2004, this business component remained as held for sale, with the expectation that we would complete the sale and disposal of the business in the very near future. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets to be Disposed Of", the net assets, results of operations and cash flows of the Spain commercial business for 2003 and 2002 have been classified as "discontinued operations." For the first quarter of 2004 and 2003, revenues totaled $0.7 million and $2.3 million, respectively. Our loss on discontinued operations, net of income taxes, was $0.4 million for the first quarter of 2004 and $1.3 million for the first quarter of 2003. In the fourth quarter of 2003, we undertook active discussions and negotiations with a new prospective buyer, which culminated the execution of a sales contract that was signed in January 2004. We have reviewed the terms and conditions of this contract to purchase the business, and have concluded that the balance of the provision for the estimated loss on disposal remains adequate. At March 31, 2004, the balance of the net provision for the estimated loss on disposal was $9.3 million. We expect to complete the disposition of the Spain commercial business by July 2004.

5. RESTRUCTURING AND IMPAIRMENT CHARGES

        In the fourth quarter of 2001, we recorded restructuring, impairment and other related charges of $60.4 million ($35.3 million after tax, or $0.25 per diluted share). The restructuring charges, which total $37.2 million, were associated with the alignment of our cost structure with changing market conditions, to reduce expenses and improve efficiencies, particularly in international operations. The restructuring plan, which included headcount reductions of approximately 700 employees, consisted of severance costs and reserves to reflect our estimated exposure on facilities to be vacated or consolidated. The asset impairment charges, which totaled $23.2 million, reflected our write-down of several technology investments. At December 31, 2003, our remaining reserve balance was $13.3 million. During the first quarter of 2004, we paid $0.6 million against the reserve, leaving a remaining balance of $12.7 million. An analysis of 2004 activity in the reserve through March 31, 2004, is as follows (in millions):

	Severance	Facilities and Other	Total
Balance, December 31, 2003	$—	$13.3	$13.3
Less, current period payments	—	(0.6)	(0.6)

Balance, March 31, 2004	$—	$12.7	$12.7

        In the fourth quarter of 2003, we recorded restructuring, impairment and other related charges related to our eMarketing business of $25.9 million ($16.3 million after tax, or $0.12 per diluted share). The restructuring charges, which total $3.3 million, were associated with reducing headcount, consolidating multiple locations, and eliminating our bulk e-mail product. The asset impairment charges, which totaled $22.6 million, reflected our write-down of amortizable intangible assets, indefinite lived intangible assets and fixed assets of our eMarketing business. At December 31, 2003, our remaining reserve balance was $3.3 million. During the first quarter of 2004, we paid $0.5 million against the reserve, leaving a remaining balance of $2.8 million. An analysis of 2004 activity in the reserve through March 31, 2004, is as follows (in millions):

	Severance	Facilities and Other	Total
Balance, December 31, 2003	$1.1	$2.2	$3.3
Less, current period payments	(0.3)	(0.2)	(0.5)

Balance, March 31, 2004	$0.8	$2.0	$2.8

6. INCOME TAXES

        Effective Tax Rates.    The estimated effective tax rate from continuing operations was 37.5% for the first quarter of 2004 compared to an effective tax rate of 37.0% in 2003.

        Deferred Tax Assets.    We estimate levels of future taxable income and utilize prudent and feasible tax planning strategies in establishing and maintaining deferred tax assets. If we are unable to realize all or part of our deferred tax assets in the future, our effective tax rate could increase.

7. SHAREHOLDERS' EQUITY

        Treasury Stock.    During the first three months of 2004, we repurchased 1,133,700 shares at an average price of $26.46 through open market transactions at an aggregate investment of $30.0 million. As of March 31, 2004, approximately $97.3 million remained authorized for future share repurchases. See Part II, Item 2—"Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities" below.

8. STOCK-BASED COMPENSATION

        In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", we have elected to apply Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for our stock option and performance share plans. Accordingly, we do not recognize compensation cost in connection with our stock option plans and record compensation expense related to our performance share plan based on the current market price of our common stock and the extent to which performance criteria are being met.

        The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	March 31, 2004	March 31, 2003
Expected Life in Years	4.6	2.8
Risk Free Interest Rate	3.19%	1.09%
Volatility	33.7%	40.7%
Dividend Yield	0.5%	0.4%

        If we had elected to recognize compensation cost for these plans based on the fair value at grant date as prescribed by SFAS No. 123, net income and net income per share would have been reduced to the pro forma amounts indicated in the table below (in millions, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$50.8	$43.8
Add: Total stock-based employee compensation expense, net of related tax effect, included in reported net income	0.4	0.7
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.0)	(8.4)

Pro forma net income	$49.2	$36.1

Earnings per share:
Basic—as reported	$0.38	$0.32

Basic—pro forma	$0.37	$0.27

Diluted—as reported	$0.38	$0.32

Diluted—pro forma	$0.36	$0.26

9. EMPLOYEE BENEFITS

        The following table provides the components of net periodic benefit cost for the three months ended March 31, 2004 and 2003:

	Pension Benefits		Other Benefits
Three months ending March 31
	2004	2003	2004	2003
(In millions)
Components of net periodic benefit cost
Service cost	$1.9	$1.5	$0.1	$0.2
Interest cost	7.9	7.7	0.3	0.3
Expected return on plan assets	(11.1)	(10.8)	(0.2)	(0.1)
Amortization of prior service cost	0.1	—	0.1	—
Recognized actuarial (gain) loss	3.5	1.2	—	0.1

Total net periodic benefit cost	$2.3	$(0.4)	$0.3	$0.5

        For 2004, we have met our minimum funding requirement under the Employee Retirement Income Security Act of 1974 (ERISA) for our U.S. Retirement Income Plan (USRIP), a non-contributory qualified retirement plan covering most of our U.S. salaried employees. We made a discretionary contribution of $20.0 million to the USRIP during the quarter ended March 31, 2004. We do not expect to have to make minimum contributions under ERISA to the USRIP prior to 2009. The Pension Funding Equity Act of 2004, which became law on April 10, 2004, provides defined benefit plan quarterly contribution relief for plan years beginning in 2004 and 2005. Also, we expect no minimum funding requirements for our Canadian Retirement Income Plan, a defined benefit plan for most salaried employees in Canada until 2006 pursuant to the Income Tax Act of the Canada Customs and Revenue Agency.

        The annual report produced by our consulting actuaries specifies the funding requirements for our plans, based on projected liabilities of the benefits for plan participants, historical investment results of plan assets, current discount rates for liabilities, assumptions for future demographic developments and investment results, and recent changes in statutory requirements. We may elect to make additional discretionary contributions to our plans in excess of minimum funding requirements, subject to statutory limitations.

        As discussed in our Form 10-K for 2003, the other postretirement benefits obligation, and postretirement benefit expense recognized through March 31, 2004, includes the expected favorable impact of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, which was enacted on December 8, 2003.

        Our postretirement benefits obligations reflect that the Company will recognize the 28% subsidy as an offset to healthcare plan costs and this is reflected as an unrecognized net gain to that plan. This gain will be reflected in net periodic benefit cost for the first time in 2004. For retirees paying no premiums for coverage, the 28% subsidy is expected to reduce the Company's prescription drug plan costs by about $389 per individual in 2006 and this amount is expected to increase by the valuation trend rates. The Company's actuaries have determined that the Company's prescription drug plan provides a benefit that is at least actuarially equivalent to the Medicare prescription drug plan. The obligations assume no change to the participation assumption. For retirees paying a premium of more than 40% of total medical costs, the Medicare prescription drug subsidy is not reflected. Specific authoritative guidance on the accounting for this subsidy is pending, and when issued, could require a change to previously reported information.

10. COMMITMENTS AND CONTINGENCIES

        Data Processing and Outsourcing Services Agreements:    We have separate agreements with IBM, Polk/Axciom, Seisint Inc., Xerox Connect, Inc., and Jones-Lang LaSalle with which we outsource portions of our computer data processing operations and related functions, and certain administrative functions. The agreements expire between 2004 and 2013. The estimated aggregate minimal contractual obligation remaining under these agreements was $325.0 million as of December 31, 2003, with no future year minimum expected to exceed $56.3 million. Annual payment obligations in regard to these agreements vary due to factors such as the volume of data processed; changes in our servicing needs as a result of new product offerings, acquisitions or divestitures, the introduction of significant new technologies; or the general rate of inflation. Our data processing outsourcing agreement with IBM was renegotiated in 2003 and now has a ten-year term. Under this agreement (which covers our operations in North America, the United Kingdom, Ireland and Spain), we have outsourced our mainframe and midrange operations, help service and desktop support functions, and the operation of our voice and data networks. As of December 31, 2003, the estimated future minimum contractual obligation under this agreement was $272.8 million, with no year expected to exceed $40.4 million. In certain circumstances (e.g., a change in control, or for our convenience), we may terminate these data processing and outsourcing agreements, and, in doing so, certain of these agreements require us to pay a significant penalty.

        Agreement with Computer Sciences Corporation:    We have an agreement with Computer Sciences Corporation and certain of its affiliates (collectively, "CSC"), under which CSC-owned credit reporting agencies utilize our computerized credit database services. CSC retains ownership of its credit files and the revenues generated by its credit reporting activity. We receive a processing fee for maintaining the database and for each report supplied. The agreement was renewed by CSC for a ten-year period beginning August 1, 1998. The agreement provides us with an option to purchase CSC's credit reporting business if CSC does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. Under the agreement, CSC also has an option, exercisable at any time, to sell its credit reporting business to us. The option expires in 2013. The option exercise price will be determined by a third-party appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if the option were exercised at this time, the price range would approximate $650.0—$700.0 million. This estimate is based solely on our internal analysis of the value of the businesses, current market conditions, and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than the estimated amount. If CSC were to exercise its option, we would have to obtain additional sources of funding. We believe that this funding would be available from sources such as additional bank lines of credit and the issuance of public debt and/or equity. However, the availability and terms of any such capital financing would be subject to a number of factors, including credit market conditions, the state of the equity markets, general economic conditions, and our financial performance and condition. For additional information on our agreement with CSC, see the "Risk Factors" section of the "Management's Discussion and Analysis" included in our annual report on Form 10-K for the year ended December 31, 2003.

        Guarantees:    We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit is less than $5.0 million and all have a maturity of less than one year. Guarantees are issued from time to time to support the needs of operating units. The only outstanding guarantee that is not reflected as a liability on our balance sheet was extended in connection with the sale of our risk management collections business to RMA Holdings, LLC ("RMA") in October 2000, at which time we guaranteed the operating lease payments of a partnership affiliated with RMA to a lender of the partnership pursuant to a term loan. The operating lease, which expires December 11, 2011, has a remaining balance of $9.4 million based on the undiscounted value of remaining lease payments at March 31, 2004. Our obligations under such guarantee are not secured. We believe the likelihood of demand for payment under these instruments is minimal and expect no material losses to occur in connection with these instruments.

        Subsidiary Dividends and Fund Transfers:    The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited by certain restrictions imposed by foreign governments, which do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations, or pay dividends.

        Litigation:    We are a defendant in a class action lawsuit filed during April 2001, in the U.S. District Court of South Carolina captioned Franklin Clark and Latanjala Denise Miller v. Equifax Inc. and Equifax Credit Information Services, Inc. This action alleged that we violated the Fair Credit Reporting Act ("FCRA"), by failing to follow reasonable procedures to assure maximum possible accuracy with respect to the reporting of accounts included in a bankruptcy. In January 2004, the Court approved a settlement of all claims and, in April 2004, awarded attorney's fees in the amount of $5,000,000.

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

        For our pending litigation, we accrue for estimated settlements and judgments, and incurred but unpaid legal fees for services performed to date. In our opinion, the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial statements.

11. SEGMENT INFORMATION

Segment Reporting

        We manage our business and report our financial results primarily through the following three reportable segments:

  •
  Equifax North America

  •
  Equifax Europe

  •
  Equifax Latin America

        The North American reportable segment is made up of three operating segments:

  •
  Information Services

  •
  Marketing Services

  •
  Personal Solutions

        The Europe and Latin America reportable segments are made up of varying mixes of three product lines: Information Services, Marketing Services and Personal Solutions.

        A description of segment products and services is as follows:

        Equifax North America:    Information Services, which includes consumer services, such as credit information; locator services; fraud detection and prevention services; mortgage loan origination information; analytics and consulting; identity verification services; commercial services, primarily in Canada; Marketing Services, which consist of credit card marketing services and the provision of consumer demographic and lifestyle information; and Personal Solutions, which consists of credit and finance products sold directly to individuals.

        Equifax Europe:    Information Services, which includes Consumer and Commercial Services such as credit, credit scoring and modeling services and Credit Marketing Services.

        Equifax Latin America:    Information Services, which includes Consumer and Commercial Services such as credit and other commercial, financial and consumer information.

        Additionally, we use the following segment to complete our segment reporting:

        Other:    Lottery services relating solely to a contract to provide services to the state of California. No further revenue or operating income has been received since the second quarter 2002 or is expected to occur in this segment.

        Operating revenue and operating income by segment for the first quarter of 2004 and 2003 are as follows:

	First Quarter
	2004	2003
(In millions)
Operating Revenue:
Equifax North America
Information Services	$173.8	$163.6
Marketing Services	56.3	76.9
Personal Solutions	25.0	14.8

North America—Total	255.1	255.3
Equifax Europe	37.8	30.7
Equifax Latin America	20.7	15.6

	$313.6	$301.6

Operating Income (Loss):
Equifax North America
Information Services	$74.9	$72.5
Marketing Services	13.2	16.9
Personal Solutions	6.8	1.7

North America—Total	94.9	91.1
Equifax Europe	4.8	2.8
Equifax Latin America	3.5	2.8
General Corporate Expense	(15.4)	(16.0)

	$87.8	$80.7

        Total assets by segment at March 31, 2004, and December 31, 2003, are as follows:

	March 31, 2004	December 31, 2003
(In millions)
Equifax North America	$1,088.0	$1,060.9
Equifax Europe	188.3	189.3
Equifax Latin America	196.5	198.7
Other	2.2	2.2
Corporate	115.6	102.2

	$1,590.6	$1,553.3

12. RECENT ACCOUNTING PRONOUNCEMENTS

        In November 2002, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance pertaining to the revenue recognition accounting methodology to apply to revenue arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We adopted EITF Issue No. 00-21 on July 1, 2003 and it did not have a material impact on our financial position or results of operations.

        In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of

Others." FIN 45 currently requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, as of December 31, 2002, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll-forward of the entity's product warranty liabilities. We adopted the disclosure requirements of FIN 45 effective December 31, 2002 and the remaining provisions on January 1, 2003 and have included the required disclosures in these Notes to our Consolidated Financial Statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, and amends the meaning of the term "an underlying" to conform it to language used in FIN 45. SFAS 149 is effective, on a prospective basis, for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We have adopted SFAS 149 and it has not had a material impact on our financial position or results of operations.

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

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51", which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. There has been no material impact to our financial statements from potential VIEs entered into after January 31, 2003 or from the adoption of the deferred provisions in the first quarter of fiscal year 2004.

        On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition", which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's related "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" issued with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The implementation of SAB 104 did not have a material effect on our financial position or results of operations.

13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that a company recognize derivatives as assets or liabilities on its balance sheet, and also requires that the gain or loss related to the effective portion of derivatives designated as cash flow hedges be recorded as a component of other comprehensive income.

        We enter into hedging transactions in order to reduce financial volatility and manage the mix of fixed versus floating interest rate obligations of our debt portfolio. As of March 31, 2004, the only hedging transactions to which we were a counterparty consisted of interest rate swap agreements.

        At March 31, 2004, we had a $29.0 million notional amount floating-to-fixed interest rate swap agreement in place with a bank counterparty that fixes the interest rate on the $29.0 million synthetic lease related to our corporate headquarters through its maturity in 2010. This hedge has been designated as a cash flow hedge under SFAS 133, is fully effective, and at March 31, 2004, was valued as a liability totaling $4.5 million. This liability is included with other current liabilities in the accompanying consolidated balance sheets, and the related loss was recorded, net of income tax, as a component of accumulated other comprehensive loss.

        At March 31, 2004, we also had interest rate swap agreements in place with a bank counterparty to float the interest rate on $250.0 million of our fixed rate senior unsecured notes through their maturity date in 2005. These derivatives have been designated as fair value hedges and are fully effective. The value of these swaps was $11.9 million at March 31, 2004, and was recorded as an asset along with a corresponding increase in long-term debt.

        Our maximum exposure to loss due to credit risk on these interest rate swap agreements would approximate $7.4 million if all of the bank counterparties were to default. We mitigate this exposure by monitoring the concentration of risk exposure that we have with any one bank, and through the use of minimum credit quality standards for all counterparties.

14. SUBSEQUENT EVENTS

Acquisition of Canadian Affiliate

        In April 2004, in order to continue to grow our credit data franchise, we acquired the credit files, contractual rights to territories (generally states or integration areas), and customer relationships and related businesses of an independent credit reporting agency in Canada that houses consumer information on our system. We acquired this business for $8.8 million in cash.

Sale of Investment in Intersections

        On May 5, 2004, Equifax, through its wholly owned subsidiary CD Holdings, Inc., completed the sale of 3,755,792 shares of common stock it owned in Intersections Inc., a provider of identify theft protection and credit management services, in an underwritten public offering for net proceeds of approximately $59.4 million. Immediately prior to the public offering, CD Holdings converted a $20 million senior secured convertible note issued to it by Intersections in November 2001 into 3,755,792 shares of Intersections common stock, or approximately 26.9% of Intersections' outstanding stock before its public offering.

        The book value of our investment in Intersections was $22.3 million, including accrued interest of $2.3 million. In the second quarter of 2004, we expect to record, net of income taxes of $13.8 million, a net gain of $23.0 million.

Election of New Director

        On May 3, 2004, Equifax announced the election of Lee A. Kennedy to its Board of Directors. Mr. Kennedy is Chairman, President and Chief Executive Officer of Certegy, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion of our financial condition and results of operations should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2003 and our unaudited consolidated financial statements and the related notes in Part I, Item 1—"Financial Statements," above.

Forward-Looking Statements

        The following discussion contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Words such as "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "seeks," "plan," "project," "continue," "predict," and other words or expressions of similar meaning are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are based on our current expectations about future events or results and information that is currently available to us, involve assumptions, risks and uncertainties, and speak only as of the date on which such statements are made. Our actual results may differ materially from the results discussed in such forward-looking statements. Important factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to those discussed under the heading "Forward-Looking Statements" and in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors," in our annual report on Form 10-K for the fiscal year ended December 31, 2003, and those set forth in our other filings with the SEC. We caution that the risks and factors discussed in our 2003 Form 10-K and in such other filings and press releases are not exclusive. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

        We were founded in Atlanta, Georgia, in 1899 and have been known as Equifax Inc. since 1975. We have been publicly owned since 1965, listed on the New York Stock Exchange since 1971, and are a member of the S&P 500®.

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

        We operate in 13 countries: North America (the United States and Canada), Europe (the United Kingdom, Ireland, Spain, Italy and Portugal) and Latin America (Brazil, Argentina, Chile, El Salvador, Peru and Uruguay). We serve customers across a wide range of industries, including the financial services, retail, telecommunications, utilities, automotive, brokerage, healthcare, and insurance industries, as well as state and federal governments. Our revenue stream is highly diversified with our largest customer providing less than 3% of total revenues.

Current Developments

Fair and Accurate Credit Transactions Act of 2003

        In December 2003, the Fair and Accurate Credit Transactions Act of 2003 (FACT Act) became law. The FACT Act amended the Fair Credit Reporting Act (FCRA) and made the state law pre-emption provisions of the FCRA permanent so we, and our customers, can continue to operate uniformly nationally. Among other things, the FACT Act will require us to provide on an annual basis a free credit report to consumers upon request. These reports must be requested through centralized request facilities which we and other nationwide credit reporting agencies must establish. Consumers may also be entitled to a free credit report in certain risk-based pricing transactions, under circumstances to be defined by regulation. The FACT Act also will require us to provide credit scores on an annual basis to requesting consumers for a reasonable fee, as determined by the Federal Trade Commission (FTC).

        On March 16, 2004, the FTC published for comment proposed regulations to implement certain FACT Act requirements concerning free report availability, including centralized request facilities, and transition and phasing procedures. We have submitted written comments to the FTC objecting to the adequacy and appropriateness of various aspects of the proposed regulations, including the transition period; request volume requirements and the regional geographic phase-in of consumer eligibility.

        The FTC is expected to issue final FACT Act regulations concerning free credit report disclosures in June 2004, to become effective by December 2004. We are modifying our procedures and systems to deal with these FACT Act provisions. Compliance with the FACT Act could result in additional expense that could have a material adverse effect on our financial condition and results of operations. We cannot predict the net impact of the FACT Act on our business, however, until the final FTC regulations are available, we have completed the design and implementation of internal steps to lessen its impact, and we have evaluated opportunities to market fee-generating products to consumers requesting free credit reports.

        On February 18, 2004, the FTC issued an interim final rule implementing the FACT Act prohibition of actions to circumvent application of §603(p) of the FCRA, which defines what is a nationwide "consumer reporting agency." We have submitted written comments objecting to certain provisions of the interim final rule which we believe fail to provide sufficient guidance to covered entities and to properly interpret the legislative mandate.

Acquisition of Smaller Affiliates and Companies

        In the first quarter of 2004, we continued the strategy of growing our credit data franchise through the acquisition of affiliates. During the quarter, we acquired the credit files, contractual rights to territories, and customer relationships and related businesses of an independent credit reporting agency in the United States that houses consumer information on our system. We acquired this business for $5.6 million in cash, allocating $3.7 million of the purchase price to purchased data files, $1.2 million to non-compete agreements and $0.7 million to goodwill. The results of operations for this acquisition have been included in the consolidated statement of income from the date of acquisition, and have not been material.

eMarketing Services Arbitration

        As previously reported, on December 30, 2003, we (and Naviant) served a demand for arbitration alleging, among other things, that the shareholder sellers of Naviant had breached various representations and warranties concerning information furnished to us in connection with our acquisition of Naviant in 2002. The arbitration demand seeks rescission of our Naviant purchase or, in the alternative, recovery of monetary damages on various grounds. On March 22, 2004, we recommenced our demand for arbitration in order to utilize the procedures of The American Arbitration Association. The arbitration is still in its early stages and the issues have not yet been joined. We cannot predict at this time the probable outcome of this matter.

Segment Reporting

        We manage our business and report our financial results through the following three reportable segments:

  •
  Equifax North America

  •
  Equifax Europe

  •
  Equifax Latin America

        The North American reportable segment is made up of three operating segments:

  •
  Information Services

  •
  Marketing Services

  •
  Personal Solutions (formerly referred to as Consumer Direct)

        The Europe and Latin America reportable segments are made up of varying mixes of three product lines: Information Services, Marketing Services, and Personal Solutions. Detailed financial results and segment information are provided in Part I, Item 1, Financial Statements—Notes to Consolidated Financial Statements, Note 10, Segment Information.

Components of Income Statement

        Revenues from our three reportable segments, Equifax North America, Equifax Europe and Equifax Latin America, are generated from a variety of products and services categorized into three groups: Information Services, Marketing Services and Personal Solutions.

        Information Services revenues are principally transaction related, and are derived from our sales of the following products, many of which are delivered electronically: credit reporting and scoring, mortgage reporting, identity verification, fraud detection and modeling services, and certain of our decisioning products that facilitate pre-approved offers of credit that automate a variety of decisions. Revenues from our Marketing Services are derived from our sales of products that help customers acquire new customers. Personal Solutions revenues are transaction related, and are derived from our sales of credit reporting products and identity theft monitoring services, which we deliver to consumers electronically via the Internet and via mail. Our revenues are sensitive to a variety of factors, such as demand for, and price of, our services, technological competitiveness, our reputation for providing timely and reliable service, competition within our industry, federal, state, foreign and regulatory requirements governing privacy and use of data, and general economic conditions.

        Our operating expenses include costs of services and selling, general and administrative expense. Costs of services consist primarily of data acquisition and royalties; customer service costs, which include personnel costs to collect, maintain, and update our proprietary databases, to develop and maintain software application platforms, and to provide consumer and customer call center support;

hardware and software expense associated with transaction processing systems; telecommunication and computer network expense; and occupancy costs associated with facilities where these functions are performed. Selling, general and administrative (SG&A) expenses consist primarily of personnel costs for compensation paid to sales and administrative employees and management. Depreciation and amortization expense includes amortization of acquired intangible assets.

First Quarter 2004 Compared to First Quarter 2003—Consolidated Overview

        Review of the financial condition and results of operations of Equifax for the first quarter of 2004 compared to the same quarter last year:

  1.
  Consolidated revenue grew 4 percent;

  2.
  Our net income was $50.8 million, an increase of 16 percent over the prior year.

  3.
  Our consolidated operating margins were 28 percent compared to 27 percent in the prior year.

  4.
  North America revenue was $255 million, unchanged from 2003;

  5.
  Revenue for Information Services in North America grew 6 percent to $174 million with volume rising 21 percent;

  6.
  Revenue in Canada grew 14 percent to $23 million;

  7.
  Also in North America, we generated $2 million in revenue from our small business credit information service, providing a data and technology platform for small business lending;

  8.
  Marketing Services in North America reported revenue of $56 million, a decline of 27 percent. The operating margin improved to 24 percent from 23 percent in 2003;

  9.
  Revenue for Personal Solutions, formerly the Consumer Direct business group, rose 69 percent to $25 million, as we served over 6.5 million customers. The operating margin improved to 27 percent versus 11 percent in 2003;

  10.
  In Europe, revenue rose 23 percent to $38 million, with the operating margin improving to 13 percent;

  11.
  In Latin America, revenue jumped 33 percent to $21 million on a 17 percent operating margin, down from 18 percent in 2003; and

  12.
  Cash flow from operations grew 11 percent to $31.6 million compared to $28.4 in 2003.

Consolidated Results of Operations

        Our consolidated results for the quarters ended March 31, 2004 and 2003 are as follows:

	First Quarter
	2004	2003
(In millions, except per share data)
Revenue	$313.6	$301.6
Operating Income	$87.8	$80.7
Income from Continuing Operations	$51.2	$45.1
Net Income	$50.8	$43.8
Diluted Earnings Per Share:
Income from Continuing Operations	$0.38	$0.33
Net Income	$0.38	$0.32

        All references to earnings per share data in this MD&A are to diluted earnings per share unless otherwise noted.

First Quarter 2004 Compared With First Quarter 2003.

        Our revenues of $313.6 million in the first quarter of 2004 increased 4% from $301.6 million for the same quarter of 2003. For the quarter ended March 31, 2004, Equifax North America accounted for 81% of our total revenue and 92% of our operating income before corporate expense. Equifax North America revenues were unchanged for the first quarter of 2004 when compared to the same period of 2003. Revenue for the first quarter of 2004, as a percent of total North America revenue, for our three North America operating segments was 68% Information Services, 22% Marketing Services and 10% Personal Solutions, compared to 64% Information Services, 30% Marketing Services and 6% Personal Solutions for the same quarter of 2003. Information Services growth, $173.8 million revenue in the first quarter of 2004 versus $163.6 million in the prior year, was primarily generated by 4% growth in our U.S. consumer and commercial services business, principally due to higher volumes and market share from our financial services and telecommunications customers, and by 10% growth in our Mortgage Services, due to continued low interest rates. First quarter 2004 Marketing Services revenue was 27% lower when compared to the same quarter 2003, primarily due to lower eMarketing revenue when comparing the first quarter of 2004 versus the same period in 2003. Personal Solutions revenue grew 69% when compared to the same period 2004 due to continued growth in consumer subscriptions and number of transactions. Revenues from Equifax Europe and Equifax Latin America increased $12.2 million, or 26%, driven by currency fluctuations and growth in the United Kingdom and Brazil. The weakening of the U.S. dollar against foreign currencies, particularly in Europe, positively impacted consolidated revenue by $11.0 million or 4%.

        Consolidated operating expenses in the first quarter of 2004 of $225.8 million increased $4.9 million, or 2%, over the same quarter 2003. This increase is primarily the result of volume increases in correlation to revenue growth in our Information Services and Personal Solutions operating segments and new growth initiatives. Compared to the first quarter of 2003, we reduced consolidated headcount by 249 full time equivalents across business units in a continuing drive to generate incremental operating efficiencies on a consolidated basis.

        Cost of services in the quarter ended March 31, 2004, of $133.2 million increased $6.2 million or 5%. Costs of services as a percent of total operating revenue were 43% in the first quarter of 2004 versus 42% for the same quarter 2003. Higher unit volumes in our U.S. Consumer and Commercial Services, Mortgage Services and Personal Solutions businesses were the primary causes of this increase.

        SG&A expenses of $70.9 million were flat when compared to the same period of 2003. As a percent of total operating revenues, SG&A was 23% for the quarter ended March 31, 2004, unchanged from 23% last year.

        Operating income for the first quarter of 2004 increased by $7.1 million, or 9%, to $87.8 million.

Other Income, Net

        Other income, net, of $3.3 million for the first quarter of 2004, is comprised primarily of income from our share of collections amounting to $2.2 million related to the sale of our risk management collections business in 2000 and $0.4 million in interest income. Compared to other income, net, of $3.8 million for the first quarter of 2003, comprised primarily of income from our share of collections amounting to $3.4 million related to the sale of our risk management collections business in 2000.

Interest Expense

        Interest expense was $8.4 million in the first quarter of 2004, down from $11.7 million in 2003. This reduction was driven by lower average debt outstanding and lower interest rates. Our total debt outstanding at March 31, 2004, was $825.2 million compared to $936.7 million at March 31, 2003. Our weighted average interest rate declined from 5.0% for the quarter ended March 31, 2003 to 4.0% for the quarter ended March 31, 2004.

Effective Tax Rates

        Our effective tax rates from continuing operations were 37.5% for the three month periods ended March 31, 2004 and 2003, respectively.

Segment Results

        Our segment results for the three month periods ended March 31, 2004 and 2003 are as follows:

	First Quarter		Variance
	2004	2003	$	%
(In millions)
Operating Revenue:
Equifax North America
Information Services	$173.8	$163.6	$10.2	6%
Marketing Services	56.3	76.9	(20.6)	(27)%
Personal Solutions	25.0	14.8	10.2	69%

North America—Total	255.1	255.3	(0.2)
Equifax Europe	37.8	30.7	7.1	23%
Equifax Latin America	20.7	15.6	5.1	33%
Other	—	—	—	0%

	$313.6	$301.6	$12.0	4%

Operating Income:
Equifax North America
Information Services	$74.9	$72.5	$2.4	3%
Marketing Services	13.2	16.9	(3.7)	(22)%
Personal Solutions	6.8	1.7	5.1	3%

North America—Total	94.9	91.1	3.8
Equifax Europe	4.8	2.8	2.0	71%
Equifax Latin America	3.5	2.8	0.7	25%
Other	—	—	—	0%
General Corporate Expense	(15.4)	(16.0)	(0.6)	(4)%

	$87.8	$80.7	$7.1	9%

Equifax North America

        As shown in the following table, our Equifax North America segment includes revenues from our:

  •
  U.S. Consumer and Commercial Services, which are comprised of the Consumer and Commercial Services that we provide in the U.S.;

  •
  Mortgage Services that we provide in the U.S.;

  •
  Canadian Operations, which are comprised of the Consumer Services, Commercial Services and Credit Marketing Services that we provide in Canada;

  •
  Credit Marketing Services that we provide in the U.S.;

  •
  Direct Marketing Services, are comprised of the direct and email marketing services that we provide in the U.S.; and

  •
  Personal Solutions products and services.

	First Quarter		Variance
	2004	2003	$	%
(In millions)
Equifax North America Revenue:
U.S. Consumer and Commercial Services	$132.0	$126.4	$5.6	4%
Mortgage Services	18.4	16.7	1.7	10%
Canadian Operations	23.4	20.5	2.9	14%

Total North America Information Services	$173.8	$163.6	$10.2	6%

Credit Marketing Services	32.1	38.5	(6.4)	(17)%
Direct Marketing Services	24.2	38.4	(14.2)	(37)%

Total Marketing Services	56.3	76.9	(20.6)	(27)%

Personal Solutions	25.0	14.8	10.2	69%

	$255.1	$255.3	$(0.2)	0%

First Quarter 2004 Compared with First Quarter 2003.

        U.S. Consumer and Commercial Services revenues for the first quarter of 2004 grew by $5.6 million, or 4%, when compared to the same period in 2003. The increase was largely due to a combination of new accounts and increased volume in existing accounts. For the quarter ended March 31, 2004, in our Consumer Information business, volume increased 21%. Average price per unit was driven by mix, volume from higher-tiered unit pricing and new customers. Mortgage Services revenue increased 10% for the quarter ended March 31, 2004, when compared to the same period in 2003, as interest rates remained favorable for the refinancing market for the greater part of the first quarter of 2004. Canadian operations revenue increased by $2.9 million, or 14%, due to the favorable impact of foreign currency.

        Credit Marketing Services revenues for the first quarter of 2004 decreased $6.4 million, or 17%, compared to the same period in 2003. The year-over-year comparison reflects price compression exacerbated by net volume decreases. Direct Marketing Services revenues decreased by $14.2 million, or 37%, with reduced eMarketing revenue being the driver of the decrease, partially offset by increases in our traditional products when the first quarter of 2004 is compared to the same period in 2003. Personal Solutions revenues were up $10.2 million or 69% over the prior year due to new subscriptions and an increase in renewals of our Credit Watch products. We expect revenue growth for Equifax North America, excluding mortgage-related revenue, in the remaining quarters of 2004.

        Equifax North America delivered an operating profit of $94.9 million for the first three months of 2004 compared to $91.1 million for the same period in 2003. Our operating margin of 37% was an improvement compared to 36% for the same period in 2003.

Equifax Europe

First Quarter 2004 Compared with First Quarter 2003.

        Equifax Europe, which includes the results of our operations in the United Kingdom, Spain, Portugal and Italy, and our support operations in Ireland, continued to improve its profit and operating margins through expense reductions and operating efficiencies. Positive performance in our consumer line resulted in improved profit in Spain and the United Kingdom. These improvements were partially offset by losses in Italy. Revenues increased from $30.7 million in the first quarter of 2003 to $37.8 million in the same period 2004, including a favorable currency impact of $4.9 million. Our United Kingdom operations generated 79% of Equifax Europe's revenues in the first quarter of 2004.

        Operating expenses for the first quarter of 2004 increased 18% when compared to the same period a year ago. United Kingdom expenses increased in the first quarter of 2004, primarily driven by the impact of foreign currency. Operating income of $4.8 million for the first quarter of 2004 increased 70% over the same period 2003, also primarily driven by the impact of foreign currency.

Equifax Latin America

First Quarter 2004 Compared with First Quarter 2003.

        Revenues of our Equifax Latin America segment, which includes results of our operations in Brazil, Argentina, Chile, Peru, Uruguay and El Salvador, operated in an environment of economic stabilization and increased 33% to $20.7 million. Local currency fluctuation against the U.S. dollar favorably impacted our Latin America revenues by $3.1 million.

        Operating income increased to $3.5 million for the quarter ended March 31, 2004, compared to $2.8 million for the same period in 2003. Equifax Latin America operating margin was 17% for the three months ended March 31, 2004, versus 18% for the same period in 2003.

General Corporate

        Our "general corporate expenses" are expenses that are incurred at the corporate level and have no clear relationship in their support of our business units, and ultimately the reportable segments. Included are shared services and administrative and legal expenses. General corporate expense was $15.4 million for the three months ended March 31, 2004, down slightly from $16.0 million for the same period in 2003.

Consolidated Outlook

        Looking to the remainder of 2004, we believe that our actions taken to reposition eMarketing and the addition of a new Marketing Services group executive will ultimately contribute favorably to our overall results. We also believe that efficiency gains, including the revised IBM contracts (discussed on page 75 of our 2003 Form 10-K) will continue to promote savings. These developments, combined with sustainable margin improvements in Europe, the use of our cash flow from operations to reduce debt and repurchase stock and improving economies in the U.S. and Latin America, will continue to position our Company well for the remainder 2004.

        During the remainder of 2004 we expect:

  •
  The U.S. economy to continue modest improvement. The rate at which the economy grows is one of the key indicators of financial condition and operating performance for our Company. As the economy improves, the need for our non-mortgage related services also improves. Should the economy not improve as forecast, we would expect lower interest rates to sustain continued high demand in mortgage related activity, just as we saw in the first quarter of 2004.

  •
  The FACT Act implementation procedures to be finalized so that we can estimate and attempt to mitigate the impact to our Company, including identification and execution of additional cost efficiencies, productivity gains and marketing opportunities. Resolution of these matters will be significant to our financial condition and operating performance on a prospective basis, whether it is positive, neutral or negative.

  •
  Mortgage-related revenues to be unlikely to compare favorably for versus 2003. Mortgage interest rates reached 40 year lows in mid-2003 causing record levels of refinancing activity that will be difficult to reproduce in 2004. While interest rates stayed low for the predominate part of the first quarter of 2004, they started to trend higher as the first quarter ended.

  •
  U.S. Consumer and Commercial Services to continue steady growth. Growth in 2003 versus 2002 was 12%, while it was only 1% in 2002 compared to 2001. Indicators in the financial services and telecommunications industry suggest that growth will trend towards 2003 growth rates. As previously noted, the rate at which the economy grows will drive a significant part of the growth for our Company.

  •
  Marketing Services business to be dependent on the economic recovery and the impact of new leadership. Economic growth will drive the need for our Marketing Services. The addition of experienced leadership is instrumental in identifying those opportunities. The economy may not improve at a rate that will generate growth opportunities, yet we still expect prospective improvement in our Marketing Services business when compared to the rate of decline in the first quarter of 2004.

  •
  Personal Solutions to continue to grow, aided by consumer focus on fiscal responsibility and identity theft. As consumer awareness increases regarding fiscal responsibility and identify theft, we have an opportunity to market additional Personal Solutions products at the point of contact. Additionally, we are noticing positive trends in customers renewing subscriptions and ordering additional products.

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

Cash from Operations

        For the three months ended March 31, 2004, we generated $31.6 million of cash flow from operating activities compared to $28.4 million for the three months ended March 31, 2003. The major source of cash flow for the first quarter of 2003 was net income of $50.8 million, net of loss from discontinued operations in Spain of $0.4 million, and $21.7 million for depreciation and amortization. Total working capital at March 31, 2004 was a negative $50.0 million versus a negative $68.9 million at December 31, 2003. Total working capital, excluding debt of $165.1 million at March 31, 2004 and $160.5 million at December 31, 2003, was $115.1 million at March 31, 2004 and $91.6 million at December 31, 2003.

Investing Activities

        Investing activities for the first quarter of 2004 and 2003 used cash of $15.4 million and $26.0 million, respectively. Capital expenditures used cash in the amounts of $8.5 million and $12.8 million for the three months ended March 31, 2003 and 2002, respectively. Our capital expenditures are used for developing, enhancing and deploying new and existing technology platforms, replacing or adding equipment, updating systems for regulatory compliance, the licensing of software applications and investing in disaster recovery systems. We still expect to use approximately $55.0 million for capital expenditures in 2004.

        In addition to capital expenditures, we used cash of $5.6 million and $12.7 million in the first quarter of 2004 and 2003, respectively, for acquisitions. In the first quarter of 2004 we acquired consumer credit files, contractual rights to territories, and customer relationships and related businesses from an affiliate in the United States for $5.6 million, primarily in cash. In the first quarter of 2003 we acquired consumer credit files, contractual rights to territories, and customer relationships and related businesses from an affiliate in the United States for $12.7 million, primarily in cash.

Financing Activities

        Net cash used by financing activities during the first quarter of 2004 totaled $18.2 million, compared with net cash used by financing activities during the first quarter of 2003 that totaled $8.2 million. Net payments for short-term debt were $0.5 and $6.5 million for the first quarter of 2004 and 2003, respectively. Additions to our long-term debt were $4.4 million and $5.1 million for the first three months of 2003, respectively. There were no payments on long-term debt made during the first quarter of 2004 and $0.5 million was paid during the same period last year. Additionally, we used $30.0 million during the first three months of 2004 for the purchase of 1.1 million shares of our common stock at an average price of $26.46. Our dividend policy was consistent with 2003; we paid cash dividends of $2.8 million for the quarter ended March 31, 2004. We received cash of $12.6 million during the first quarter of 2004 for the exercise of stock options.

        At March 31, 2004, our remaining authorized share repurchase program was approximately $97.3 million. During the remainder of 2004, we expect to purchase our common stock at a rate similar to that of 2003.

Cash and Cash Equivalents

        Our cash and cash equivalents balance was $37.0 million and $25.8 million at March 31, 2004 and December 31, 2003, respectively.

Revolving Credit Facilities

        Our $465.0 million revolving credit facility, which we entered into with Bank of America, N.A. and certain other lenders on October 4, 2001, provides for a variable interest rate tied to Base Rate, and the London InterBank Offered Rate, or LIBOR and competitive bid options. The weighted average interest rate of borrowings outstanding under this facility was approximately 1.6% as of March 31, 2004. The credit facility consists of a $160.0 million 364-day portion and a $305.0 million multi-year portion which expire on September 30, 2004 and October 4, 2004, respectively. The agreement governing this facility contains various covenants and restrictions, including, among other things, limitations on liens, subsidiary debt, mergers, liquidation, asset dispositions, acquisitions, and maintenance of certain financial covenants. Our borrowings under this facility, which have not been guaranteed by any of our subsidiaries, are unsecured and will rank on parity in right of payment with all of our other unsecured and unsubordinated indebtedness from time to time outstanding. As of March 31, 2004, we had $324.0 million of borrowing capacity available under our $465.0 million revolving credit facility. Our intention is to renegotiate this facility in the second quarter of 2004. Barring any material changes in the banking environment we are confident that we will secure terms equal to or better than our current arrangement.

        One of our Canadian subsidiaries has an unsecured, 364-day C$100.0 million revolving credit facility that will expire on September 30, 2004. The agreement provides for borrowings tied to the Prime Rate, Base Rate, LIBOR and Canadian Banker's Acceptances, and contains financial covenants related to interest coverage, funded debt to cash flow, and limitations on subsidiary indebtedness. We have guaranteed the indebtedness of our Canadian subsidiary under this facility. As of March 31, 2004,

$61.0 million of borrowing capacity was available under this credit facility. We will determine during the remainder of the first half of 2004 our intentions regarding this facility.

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

Off-Balance Sheet Arrangements

        Other than facility leasing arrangements, we do not engage in off-balance sheet financing activities. We have entered into a synthetic lease on our Atlanta corporate headquarters building in order to provide us with favorable financing terms with regard to this facility. This $29.0 million lease was entered into in 1998 and expires in 2010. Total lease payments for the remaining term total $11.1 million. Under this synthetic lease arrangement, we have also guaranteed the residual value of the leased property to the lessor. In the event that the property were to be sold by the lessor at the end of the lease term, we would be responsible for any shortfall of the sales proceeds, up to a maximum amount of $23.2 million, which equals 80 percent of the value of the property at the beginning of the lease term. We believe that the fair market value of this property exceeds the amount of the guarantee.

Letters of Credit and Guarantees

        We will, from time to time, issue standby letters of credit, performance bonds or other guarantees in the normal course of our business. The aggregate notional amount of all performance bonds and standby letters of credit is less than $5.0 million. We provide these guarantees from time to time to support the needs of our operating units. Except for our guarantee of the synthetic lease referred to above, our only outstanding guarantee that is not reflected as a liability on our balance sheets was extended in connection with the sale of our risk management collections business to RMA Holdings, LLC, or RMA, in October 2000, at which time we guaranteed the operating lease payments of a partnership affiliated with RMA. The operating lease, which expires December 11, 2011, has a remaining balance of $9.4 million based on the undiscounted value of remaining lease payments at December 31, 2003. Our obligations under such guarantee are not secured. We believe the likelihood of demand for payment under this instrument is minimal and expect no material losses to occur in connection with this guarantee.

Employee Benefits

        For 2004, we have met our minimum funding requirement under the Employee Retirement Income Security Act of 1974 (ERISA) for our U.S. Retirement Income Plan (USRIP), a non-contributory qualified retirement plan covering most of our U.S. salaried employees. We made a discretionary contribution of $20.0 million to the USRIP during the quarter ended March 31, 2004. We do not expect to have to make minimum contributions under ERISA to the USRIP prior to 2009. The Pension Funding Equity Act of 2004, which became law on April 10, 2004, provides defined benefit plan quarterly contribution relief for plan years beginning in 2004 and 2005. Also, we expect no minimum funding requirements for our Canadian Retirement Income Plan, a defined benefit plan for most salaried employees in Canada until 2006 pursuant to the Income Tax Act of the Canada Customs and Revenue Agency.

        The annual report produced by our consulting actuaries specifies the funding requirements for our plans, based on projected liabilities of the benefits for plan participants, historical investment results of plan assets, current discount rates for liabilities, assumptions for future demographic developments and investment results, and recent changes in statutory requirements. We may elect to make additional discretionary contributions to our plans in excess of minimum funding requirements, subject to statutory limitations.

        As discussed in our Form 10-K for 2003, the other postretirement benefits obligation, and postretirement benefit expense recognized through March 31, 2004, includes the expected impact of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, which was enacted on December 8, 2003.

        Our postretirement benefits obligations reflect that the Company will recognize the 28% subsidy as an offset to healthcare plan costs and this is reflected as an unrecognized net gain to that plan. This gain will be reflected in net periodic benefit cost for the first time in 2004. For retirees paying no premiums for coverage, the 28% subsidy is expected to reduce the Company's prescription drug plan costs by about $389 per individual in 2006 and this amount is expected to increase by the valuation trend rates. The Company's actuaries have determined that the Company's prescription drug plan provides a benefit that is at least actuarially equivalent to the Medicare prescription drug plan. The obligations assume no change to the participation assumption. For retirees paying a premium of more than 40% of total medical costs, the Medicare prescription drug subsidy is not reflected. Specific authoritative guidance on the accounting for this subsidy is pending, and when issued, could require a change to previously reported information.

Subsidiary Funds Transfer Limitations

        The ability of certain of our subsidiaries and associated companies to transfer funds is limited in some cases by foreign government regulations. At March 31, 2004, the amount of equity subject to such restrictions for consolidated subsidiaries was not material.

Inflation

        We do not believe that the rate of inflation has had a material effect on our operating results. However, inflation could adversely affect our future operating results if it were to result in a substantial weakening in economic conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        For information regarding our exposure to certain market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes to our market risk exposure during the first three months of 2004.

ITEM 4. CONTROLS AND PROCEDURES.

        Our management, with the participation of our principal executive officer (CEO) and principal financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable SEC's rules and forms. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

        There have been no significant changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        We are a defendant in a class action lawsuit filed during April 2001 in the U.S. District Court of South Carolina captioned Franklin Clark and Latanjala Denise Miller v. Equifax Inc. and Equifax Credit Information Services, Inc. This action alleged that we violated the Fair Credit Reporting Act ("FCRA"), by failing to follow reasonable procedures to assure maximum possible accuracy with respect to the reporting of accounts included in a bankruptcy. In January 2004, the Court approved a settlement of all claims and, in April 2004, awarded attorney's fees in the amount of $5,000,000.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

  (e)
  Issuer Purchases of Equity Securities:

        The following table contains information regarding Equifax's purchase of its common stock during the quarter ended March 31, 2004:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1—January 31, 2004	—	—	—	$127,286,179
February 1—February 29, 2004	807,200	$26.42	807,200	$105,958,646
March 1—March 31, 2004	326,500	$26.56	326,500	$97,285,761

Total	1,133,700	$26.46	1,133,700	$97,285,761

(1)
All shares were purchased under Equifax's publicly announced share repurchase program. All purchases were on the open-market.

(2)
Our publicly announced share repurchase program was last amended by our Board of Directors on February 6, 2002, to authorize the repurchase of $250 million, in addition to the remaining authorization of $40 million, of Equifax common stock from time to time, directly or through brokers or agents, and has no stated expiration date.

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

  (b)
  Reports on Form 8-K

        During the quarter ended March 31, 2004, the Registrant furnished a current report on Form 8-K dated January 22, 2004, which attached a press release announcing its financial results for the quarter and year ended December 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUIFAX INC. (Registrant)
Date: May 7, 2004	/s/ THOMAS F. CHAPMAN Thomas F. Chapman Chairman and Chief Executive Officer
Date: May 7, 2004	/s/ DONALD T. HEROMAN Donald T. Heroman Chief Financial Officer

INDEX TO EXHIBITS

        The following documents are being filed with this Report.

Exhibit No.	Description
31.1	Certification of Thomas F. Chapman, Chairman and Chief Executive Officer of Equifax Inc., Pursuant to Rule 13a-14(a).
31.2	Certification of Donald T. Heroman, Chief Financial Officer of Equifax Inc., Pursuant to Rule 13a-14(a).
32.1	Certification of Thomas F. Chapman, Chairman and Chief Executive Officer of Equifax Inc., Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Donald T. Heroman, Chief Financial Officer of Equifax Inc., Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS.
EQUIFAX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2004
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 4. CONTROLS AND PROCEDURES.
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS