Form 10-Q
period 2004-06-30
EQUIFAX INC
filed 2004-08-05
CIK 33185

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2004

 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                                  to

 Commission File Number: 001-06605

EQUIFAX INC.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-0401110 (I.R.S. Employer Identification No.)

1550 Peachtree Street, N.W., Atlanta, Georgia (Address of principal executive offices)	30309 (Zip Code))

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

 Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒     No ☐

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2004
Common Stock, $1.25 Par Value	136,226,240

PART I.   FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS.

 CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In millions, except par values)	2004	2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$24.9	$39.3
Trade accounts receivable, net of allowance for doubtful accounts of $10.6 in 2004 and
$11.9 in 2003	192.8	175.4
Other receivables	13.0	13.3
Deferred income tax assets	16.0	15.5
Other current assets	41.0	42.4
Total current assets	287.7	285.9
Property and Equipment:
Land, buildings and improvements	29.9	31.6
Data processing equipment and furniture	121.1	121.7
	151.0	153.3
Less accumulated depreciation	108.7	106.3
	42.3	47.0
Goodwill, net	719.1	724.3
Purchased Data Files, net	237.8	247.9
Other Assets	240.1	248.2
Assets of Discontinued Operations (Note 4)	—	—
	$1,527.0	$1,553.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt and current maturities	$67.8	$160.5
Accounts payable	13.0	13.4
Accrued salaries and bonuses	22.9	34.4
Other current liabilities	154.3	146.5
Total current liabilities	258.0	354.8
Long-Term Debt	658.1	663.0
Deferred Revenue	10.8	12.0
Deferred Income Tax Liabilities	63.3	44.3
Other Long-Term Liabilities	102.4	99.1
Liabilities of Discontinued Operations (Note 4)	9.1	8.6
Total liabilities	1,101.7	1,181.8
Commitments and Contingencies (Note 10)
Shareholders’ Equity:
Preferred stock, $0.01 par value: Authorized – 10.0; Issued – none	—	—
Common stock, $1.25 par value: Authorized shares – 300.0
Issued shares – 181.1 in 2004 and 180.4 in 2003
Outstanding shares – 131.2 in 2004 and 132.7 in 2003	225.6	225.5
Paid-in capital	438.5	432.5
Retained earnings	1,196.1	1,079.0
Accumulated other comprehensive income	(309.1)	(296.1)
Treasury stock, at cost, 44.8 shares in 2004 and 42.3 shares in 2003	(1,060.5)	(995.5)
Stock held by employee benefits trusts, at cost, 5.0 shares in 2004 and 5.4 shares in 2003	(65.3)	(73.9)
Total shareholders’ equity	425.3	371.5
	$1,527.0	$1,553.3

 See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,
(In millions, except per share amounts)	2004	2003
Operating revenue	$318.9	$317.0
Costs and expenses:
Costs of services	133.6	137.7
Selling, general and administrative expenses	71.0	69.9
Depreciation	3.5	4.3
Amortization	16.9	19.8
Asset impairment and related charges	7.6	—
Total costs and expenses	232.6	231.7
Operating income	86.3	85.3
Other income, net	39.7	5.4
Minority interest in earnings, net of tax	(0.7)	(1.1)
Interest expense	(8.2)	(10.8)
Income from continuing operations before income taxes	117.1	78.8
Provision for income taxes	(43.9)	(29.5)
Income from continuing operations	73.2	49.3
Discontinued operations (Note 4):
Loss from discontinued operations, net of income tax benefit of $0 in 2004 and 2003	—	(7.4)
Net income	$73.2	$41.9
Per common share (basic):
Income from continuing operations	$0.56	$0.36
Discontinued operations	—	(0.05)
Net income	$0.56	$0.31
Shares used in computing basic earnings per share	131.9	134.9
Per common share (diluted):
Income from continuing operations	$0.55	$0.36
Discontinued operations	—	(0.05)
Net income	$0.55	$0.31
Shares used in computing diluted earnings per share	133.7	137.0
Dividends per common share	$0.03	$0.02

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended June 30,
(In millions, except per share amounts)	2004	2003
Operating revenue	$632.5	$618.6
Costs and expenses:
Costs of services	266.8	264.7
Selling, general and administrative expenses	141.9	140.6
Depreciation	7.7	8.2
Amortization	34.4	39.1
Asset impairment and related charges	7.6	—
Total costs and expenses	458.4	452.6
Operating income	174.1	166.0
Other income, net	43.0	9.2
Minority interest in earnings, net of tax	(1.5)	(1.7)
Interest expense	(16.6)	(22.5)
Income from continuing operations before income taxes	199.0	151.0
Provision for income taxes	(74.6)	(56.6)
Income from continuing operations	124.4	94.4
Discontinued operations (Note 4):
Loss from discontinued operations, net of income tax benefit of $0 in 2004 and 2003	(0.4)	(8.7)
Net income	$124.0	$85.7
Per common share (basic):
Income from continuing operations	$0.94	$0.69
Discontinued operations	—	(0.06)
Net income	$0.94	$0.63
Shares used in computing basic earnings per share	132.3	135.2
Per common share (diluted):
Income from continuing operations	$0.93	$0.69
Discontinued operations	—	(0.06)
Net income	$0.93	$0.63
Shares used in computing diluted earnings per share	134.4	137.0
Dividends per common share	$0.05	$0.04

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)	2004	2003
Cash flows from operating activities:
Net income	$124.0	$85.7
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Gain on sale of investment in Intersections, Inc.	(36.8)	—
Loss from discontinued operations	0.4	8.7
Depreciation and amortization	42.1	47.3
Asset impairment and related charges	7.6	—
Deferred income taxes	16.2	2.5
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(17.4)	(9.0)
Current liabilities, excluding debt	(4.9)	(12.0)
Other current assets	(3.0)	2.0
Other long-term liabilities, excluding debt	2.6	0.9
Other assets	(16.8)	(24.0)
Cash provided by operating activities	114.0	102.1
Investing activities:
Additions to property and equipment	(5.0)	(8.3)
Additions to other assets, net	(15.2)	(14.9)
Acquisitions, net of cash acquired	(14.6)	(40.6)
Proceeds from sale of investment in Intersections, Inc.	59.4	—
Deferred payments on prior year acquisitions	(1.3)	(1.9)
Cash provided (used) by investing activities	23.3	(65.7)
Financing activities:
Net short-term payments	(91.5)	(14.5)
Additions to long-term debt	0.2	200.0
Payments on long-term debt	(0.6)	(201.1)
Treasury stock purchases	(65.0)	(29.8)
Dividends paid	(6.9)	(5.7)
Proceeds from exercise of stock options	15.5	12.3
Other	(2.8)	(0.1)
Cash used by financing activities	(151.1)	(38.9)
Effect of foreign currency exchange rates on cash	(1.4)	3.0
Cash used by discontinued operations	0.8	(0.2)
Increase (decrease) in cash and cash equivalents	(14.4)	0.3
Cash and cash equivalents, beginning of period	39.3	30.5
Cash and cash equivalents, end of period.	$24.9	$30.8

 See Notes to Consolidated Financial Statements.

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

							Stock
					Accumulated		Held By
	Common Stock:				Other		Employee	Total
	Shares		Paid-In	Retained	Comprehensive	Treasury	Benefits	Shareholders’
(In millions)	Outstanding	Amount	Capital	Earnings	Loss	Stock	Trusts	Equity
Balance, December 31, 2003	132.7	$225.5	$432.5	$1,079.0	$(296.1)	$(995.5)	$(73.9)	$ 371.5
Net income	—	—	—	124.0	—	—	—	124.0
Other comprehensive loss	—	—	—	—	(13.0)	—	—	(13.0)
Shares issued under stock plans	1.1	0.1	5.8	—	—	—	8.6	14.5
Treasury stock purchased	(2.6)	—	—	—	—	(65.0)	—	(65.0)
Cash dividends	—	—	—	(6.9)	—	—	—	(6.9)
Dividends from employee benefit trusts	—	—	0.2	—	—	—	—	0.2
Balance, June 30, 2004 (Unaudited)	131.2	$225.6	$438.5	$1,196.1	$(309.1)	$(1,060.5)	$(65.3)	$425.3

Accumulated Other Comprehensive Loss consists of the following components:

	June 30, 2004	December 31, 2003
(In millions)	(Unaudited)
Foreign currency translation	$(188.3)	$(173.7)
Minimum pension liability, net of accumulated tax of $70.1 and $70.7 in 2004 and 2003	(119.1)	(120.1)
Cash flow hedging transactions, net of tax of $1.0 and $1.4 in 2004 and 2003	(1.7)	(2.3)
	$(309.1)	$(296.1)

Comprehensive Income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$73.2	$41.9	$124.0	$85.7
Other comprehensive income (loss):
Foreign currency translation adjustment	(12.3)	33.3	(14.6)	42.3
Change in cumulative loss from cash flow hedging transactions	(1.1)	(0.4)	0.6	(0.4)
Supplemental retirement plan minimum liability adjustment	—	—	1.0	—
	$59.8	$74.8	$111.0	$127.6

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2004

As used herein, the terms “Equifax”, “the Company”, “we”, “our”, and “us” refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

1.   BASIS OF PRESENTATION

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States for  interim  financial  information  and  with  the  instructions  to  Form  10-Q  and  Rule  10-01 of  Regulation S–X.   This information reflects all adjustments, which are in the opinion of management, necessary for a fair presentation of the statement of financial position as of June 30, 2004, and the results of operations for the three and six month periods ending June 30, 2004 and 2003 and the cash flows for the six month periods ending June 30, 2004 and 2003.   All adjustments made have been of a normal recurring nature.   Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted.   We believe that the disclosures are adequate to make the information presented not misleading.   Certain prior year amounts have been reclassified to conform to the current year presentation.   These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2003.  That report includes a summary of our critical accounting policies.  There have been no material changes in the accounting policies followed by us during fiscal 2004.

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

We develop, maintain and enhance secured proprietary information databases through compilation of accounts receivable information about consumers and businesses that we obtain from a variety of sources, such as credit granting institutions; public record information, including bankruptcies, liens and judgments; and marketing information from surveys and warranty cards. We process this information utilizing our proprietary information management systems and make it available to our customers in virtually any medium or format they choose.

3.  ACQUISITIONS

During the first six months of 2004, in order to continue to grow our credit data franchise, we acquired the credit files, contractual rights to territories (generally states or integration areas), and customer relationships and related businesses of two independent credit reporting agencies, one in the United States and one in Canada, that house consumer information on our system. We acquired these businesses for $14.6 million in cash, allocating $10.5 million of the purchase price to purchased data files, $1.2 million to non-compete agreements and $2.9 million to goodwill. These allocations are preliminary estimates and will be finalized upon completion of the purchase valuation. The results of operations for these acquisitions have been included in the consolidated statement of income from their respective dates of acquisition, and have not been material.

4.  DISCONTINUED OPERATIONS

In the third quarter of 2002, we made the decision to exit our commercial services business in Spain. During 2003 and the first six months of 2004, this business component remained as held for sale, with the expectation that we would complete the sale and disposal of the business in the very near future. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets to be Disposed Of", the net assets, results of operations and cash flows of the Spain commercial business for 2003 and 2002 have been classified as "discontinued operations." For the first six months of 2004 and 2003, revenues totaled $1.3 million and $4.5 million, respectively. Our loss on discontinued operations, net of income taxes, was $0.4 million for the first six months of 2004 and $8.7 million for the first six months of 2003. In the fourth quarter of 2003, we undertook active discussions and negotiations with a new prospective buyer, which culminated in the execution of a sales contract that was signed in January 2004. We have reviewed the terms and conditions of this contract to purchase the business, and have concluded that the balance of the provision for the estimated loss on disposal remains adequate. At June 30, 2004, the balance of the net provision for the estimated loss on disposal was $9.1 million. We expect to complete the disposition of the Spain commercial business during the third quarter of 2004.

5.  RESTRUCTURING AND IMPAIRMENT CHARGES

In the fourth quarter of 2001, we recorded restructuring, impairment and other related charges of $60.4 million ($35.3 million after tax, or $0.25 per diluted share). The restructuring charges, which total $37.2 million, were associated with the alignment of our cost structure with changing market conditions, to reduce expenses and improve efficiencies, particularly in international operations. The restructuring plan, which included headcount reductions of approximately 700 employees, consisted of severance costs and reserves to reflect our estimated exposure on facilities to be vacated or consolidated. The asset impairment charges, which totaled $23.2 million, reflected our write-down of several technology investments. At December 31, 2003, our remaining reserve balance was $13.3 million. During the first six months of 2004, we paid $0.7 million against the reserve, leaving a remaining balance of $12.6 million. An analysis of 2004 activity in the reserve through June 30, 2004, is as follows (in millions):

	Severance	Facilities and Other	Total
Balance, December 31, 2003	$—	$13.3	$13.3
Less, current period payments	—	(0.7)	(0.7)
Balance, June 30, 2004	$—	$12.6	$12.6

In the fourth quarter of 2003, we recorded restructuring, impairment and other related charges related to our eMarketing business of $25.9 million ($16.3 million after tax, or $0.12 per diluted share). The restructuring charges, which totaled $3.3 million, were associated with reducing headcount, consolidating multiple locations, and eliminating our bulk e-mail product. The asset impairment charges, which totaled $22.6 million, reflected our write-down of amortizable intangible assets, indefinite lived intangible assets and fixed assets of our eMarketing business. At December 31, 2003, our remaining reserve balance was $3.3 million. During the first six months of 2004, we paid $1.5 million against the reserve, leaving a remaining balance of $1.8 million. An analysis of 2004 activity in the reserve through June 30, 2004, is as follows (in millions):

	Severance	Facilities and Other	Total
Balance, December 31, 2003	$1.1	$2.2	$3.3
Less, current period payments	(0.6)	(0.9)	(1.5)
Balance, June 30, 2004	$0.5	$1.3	$1.8

In the second quarter of 2004, we recorded asset impairment and related charges of $7.6 million ($4.8 million after tax, or $0.03 per diluted share).  The asset impairment charges are primarily for purchased data in our Europe and Marketing Services segments.  In the second quarter of 2004 continued losses in Italy triggered an impairment analysis of that business.  Estimates of future cash flows were used to test the recoverability of the assets of the Italian business and indicated that there was an impairment in the real estate services part of the business.  The assets of the Italian business were written down by $5.3 million to their estimated fair value.  No restructuring charges were associated with this asset impairment.

	Purchased Data	Other	Totals
Marketing Services	$1.4	$0.9	$2.3
Europe	5.0	0.3	5.3
	$6.4	$1.2	$7.6

6.   INCOME TAXES

Annual Effective Tax Rates.    The estimated annual effective tax rate from continuing operations was 37.5% for the first six months of 2004 compared to an effective tax rate of 37.0% in 2003.

Deferred Tax Assets.    We estimate levels of future taxable income and utilize prudent and feasible tax planning strategies in establishing and maintaining deferred tax assets. If we are unable to realize all or part of our deferred tax assets in the future, our effective tax rate could increase.

7.   SHAREHOLDERS' EQUITY

Treasury Stock.    During the first six months of 2004, we repurchased 2,550,010 shares at an average price of $25.49 per share through open market transactions at an aggregate investment of $65.0 million. As of June 30, 2004, approximately $62.3 million remained authorized for future share repurchases. For additional information on our stock purchase program see Part II, Item 2—"Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities," below.

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

The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	June 30, 2004	June 30, 2003
Expected Life in Years	4.6	2.8
Risk Free Interest Rate	3.19%	1.09%
Volatility	33.7%	40.7%
Dividend Yield	0.5%	0.4%

If we had elected to recognize compensation cost for these plans based on the fair value at grant date as prescribed by SFAS No. 123, net income and net income per share would have been reduced to the pro forma amounts indicated in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2004	2003	2004	2003
Net income, as reported	$73.2	$41.9	$124.0	$85.7
Add: Total stock-based employee compensation expense, net of related tax effect, included in reported net income	0.4	0.7	0.7	1.4
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1.2)	(2.3)	(3.2)	(10.7)

Pro forma net income	$72.4	$40.3	$121.5	$76.4

Earnings per share:
Basic—as reported	$0.56	$0.31	$0.94	$0.63

Basic—pro forma	$0.55	$0.30	$0.92	$0.56

Diluted—as reported	$0.55	$0.31	$0.93	$0.63

Diluted—pro forma	$0.54	$0.29	$0.90	$0.56

9.   EMPLOYEE BENEFITS

The following table provides the components of net periodic benefit cost for the three months ended June 30, 2004 and 2003:

	Pension Benefits		Other Benefits
Three months ending June 30,
	2004	2003	2004	2003
(In millions)
Components of net periodic benefit cost
Service cost	$1.8	$1.5	$0.1	$0.2
Interest cost	7.8	7.7	0.4	0.3
Expected return on plan assets	(10.9)	(10.8)	(0.2)	(0.1)
Amortization of prior service cost	0.1	—	0.2	—
Recognized actuarial (gain) loss	3.5	1.2	—	0.1

Total net periodic benefit cost	$2.3	$(0.4)	$0.5	$0.5

The following table provides the components of net periodic benefit cost for the six months ended June 30, 2004 and 2003:

	Pension Benefits		Other Benefits
Six months ending June 30,
	2004	2003	2004	2003
(In millions)
Components of net periodic benefit cost
Service cost	$3.7	$3.0	$0.2	$0.4
Interest cost	15.6	15.4	0.7	0.6
Expected return on plan assets	(22.0)	(21.6)	(0.4)	(0.2)
Amortization of prior service cost	0.2	—	0.3	—
Recognized actuarial (gain) loss	7.0	2.4	—	0.2

Total net periodic benefit cost	$4.6	$(0.8)	$0.8	$1.0

For 2004, we have met our minimum funding requirement under the Employee Retirement Income Security Act of 1974 (ERISA) for our U.S. Retirement Income Plan (USRIP), a non-contributory qualified retirement plan covering most of our U.S. salaried employees. We made a discretionary contribution of $20.0 million to the USRIP during the quarter ended March 31, 2004. We do not expect to have to make minimum contributions under ERISA to the USRIP prior to 2009. The Pension Funding Equity Act of 2004, which became law on April 10, 2004, provides defined benefit plan quarterly contribution relief for plan years beginning in 2004 and 2005. Also, we do not expect to have to make minimum funding contributions until 2007 to our Canadian Retirement Income Plan, a defined benefit plan for most salaried employees in Canada pursuant to the Income Tax Act as administered by the Canada Customs and Revenue Agency.

The annual report produced by our consulting actuaries specifies the funding requirements for our plans, based on projected liabilities of the benefits for plan participants, historical investment results on plan assets, current discount rates for liabilities, assumptions for future demographic developments and investment results, and recent changes in statutory requirements. We may elect to make additional discretionary contributions to our plans in excess of minimum funding requirements, subject to statutory limitations.

As discussed in our Form 10-K for 2003, the other postretirement benefits obligation, and postretirement benefit expense recognized through June 30, 2004, includes the expected favorable impact of the federal subsidy and other provisions of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, which was enacted on December 8, 2003. Our postretirement benefits obligations reflect that the Company will recognize the 28% subsidy as an offset to healthcare plan costs and this is reflected as an unrecognized net gain to that plan. This gain was reflected in net periodic benefit cost for the first time in 2004. For retirees paying no premiums for coverage, the 28% subsidy is expected to reduce the Company's prescription drug plan costs by about $389 per individual in 2006 and this amount is expected to increase by the valuation trend rates. The Company's actuaries have determined that the Company's prescription drug plan provides a benefit that is at least actuarially equivalent to the Medicare prescription drug plan. The obligations assume no change to the participation assumption. For retirees paying a premium of more than 40% of total medical costs, the Medicare prescription drug subsidy is not reflected.

10.  COMMITMENTS AND CONTINGENCIES

Data Processing and Outsourcing Services Agreements:    We have separate agreements with IBM, Polk/Axciom, Seisint Inc., Xerox Connect, Inc., and Jones-Lang LaSalle with which we outsource portions of our computer data processing operations and related functions, and certain administrative functions. The agreements expire between 2004 and 2013. The estimated aggregate minimal contractual obligation remaining under these agreements was $325.0 million as of December 31, 2003, with no future year minimum expected to exceed $56.3 million. Annual payment obligations in regard to these agreements vary due to factors such as the volume of data processed; changes in our servicing needs as a result of new product offerings, acquisitions or divestitures and the introduction of significant new technologies; and the general rate of inflation. Our data processing outsourcing agreement with IBM was renegotiated in 2003 and now has a ten-year term. Under this agreement (which covers our operations in North America, the United Kingdom, Ireland and Spain), we have outsourced our mainframe and midrange operations, help service and desktop support functions, and the operation of our voice and data networks. As of December 31, 2003, the estimated future minimum contractual obligation under this agreement was $272.8 million, with no future year minimum expected to exceed $40.4 million. In certain circumstances (e.g., a change in control, or for our convenience), we may terminate these data processing and outsourcing agreements, and, in doing so, certain of these agreements require us to pay a significant penalty.

Agreement with Computer Sciences Corporation:    We have an agreement with Computer Sciences Corporation and certain of its affiliates (collectively, "CSC"), under which CSC-owned credit reporting agencies utilize our computerized credit database services. CSC retains ownership of its credit files and the revenues generated by its credit reporting activity. We receive a processing fee for maintaining the database and for each report supplied. The agreement was renewed by CSC for a ten-year period beginning August 1, 1998. The agreement provides us with an option to purchase CSC's credit reporting business if CSC does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. Under the agreement, CSC also has an option, exercisable at any time, to sell its credit reporting business to us. The option expires in 2013. The option exercise price will be determined by a third-party appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if the option were exercised at this time, the price range would approximate $650.0 to $700.0 million. This estimate is based solely on our internal analysis of the value of the businesses, current market conditions, and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than the estimated amount. If CSC were to exercise its option, we would have to obtain additional sources of funding. We believe that this funding would be available from sources such as additional bank lines of credit and the issuance of public debt and/or equity. However, the availability and terms of any such capital financing would be subject to a number of factors, including credit market conditions, the state of the equity markets, general economic conditions, and our financial performance and condition. For additional information on our agreement with CSC, see the "Risk Factors" section of the "Management's Discussion and Analysis" included on page 27 of our annual report on Form 10-K for the year ended December 31, 2003.

Guarantees:    We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit is less than $6.0 million and all have a maturity of less than one year. Guarantees are issued from time to time to support the needs of operating units. The only outstanding guarantee that is not reflected as a liability on our balance sheet was extended in connection with the sale of our risk management collections business to RMA Holdings, LLC ("RMA") in October 2000, at which time we guaranteed the operating lease payments of a partnership affiliated with RMA to a lender of the partnership pursuant to a term loan. The operating lease, which expires December 31, 2011, has a remaining balance of $9.0 million based on the undiscounted value of remaining lease payments at June 30, 2004. Our obligations under such guarantee are not secured. We believe the likelihood of demand for payment under these instruments is minimal and expect no material losses to occur in connection with these instruments.

Subsidiary Dividends and Fund Transfers:    The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited by certain restrictions imposed by foreign governments, which do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations, or pay dividends.

Litigation:     In November 2001, the landlord of our former headquarters facility brought an action, 1600 Peachtree, L.L.C. v. Equifax Inc., against us in the Superior Court of Fulton County, Georgia, which asserts claims related to our guaranty obligations under our lease termination agreement. This lawsuit seeks damages of approximately $28.0 million substantially all of which represents future rent contingencies and punitive damages. On motions for summary judgment, the Superior Court ruled against our discharge defense and against plaintiff's fraud claim. On June 29, 2004, the Georgia Court of Appeals affirmed the Superior Court’s rulings. Both parties are appealing these rulings to the Georgia Supreme Court. We intend to vigorously pursue this appeal and to continue to contest in the Superior Court the damages claimed by the plaintiff.

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

  Equifax North America

  Equifax Europe

  Equifax Latin America

The North American reportable segment is made up of three operating segments:

  Information Services

  Marketing Services

  Personal Solutions

The Europe and Latin America reportable segments are made up of varying mixes of three product lines: Information Services, Marketing Services and Personal Solutions.

A summary of segment products and services is as follows:

Equifax North America:    Information Services, which includes consumer services (such as credit information, locator services, fraud detection and prevention services, mortgage loan origination information, analytics and consulting, identity verification services, small business services and commercial services (primarily in Canada)); Marketing Services, which consist of credit card marketing services and the provision of consumer demographic and lifestyle information; and Personal Solutions, which consists of credit and finance products sold directly to individuals.

Equifax Europe:    Information Services, which includes consumer and commercial services (such as credit, credit scoring and modeling services) and Credit Marketing Services.

Equifax Latin America:    Information Services, which includes consumer and commercial services,   such as credit and other commercial, financial and consumer information.

There has been no material change in segment assets since December 31, 2003.

Operating revenue and operating income by segment for the second quarter and first six months of 2004 and 2003 are as follows:

	Second Quarter		Six Months Ended June 30,
	2004	2003	2004	2003
(In millions)
Operating Revenue:
Equifax North America
Information Services	$176.1	$181.0	$349.9	$344.6
Marketing Services	58.9	66.6	115.2	143.5
Personal Solutions	24.3	17.4	49.3	32.2

North America—Total	259.3	265.0	514.4	520.3
Equifax Europe	37.8	32.0	75.6	62.7
Equifax Latin America	21.8	20.0	42.5	35.6

	$318.9	$317.0	$632.5	$618.6

Operating Income:
Equifax North America
Information Services	$74.5	$83.0	$149.4	$155.5
Marketing Services	17.8	4.9	31.0	21.8
Personal Solutions	5.4	1.8	12.2	3.5

North America—Total	97.7	89.7	192.6	180.8
Equifax Europe	6.5	5.7	11.3	8.5
Equifax Latin America	4.1	5.1	7.6	7.9
Asset impairment	(7.6)	—	(7.6)	—
General Corporate Expense	(14.4)	(15.2)	(29.8)	(31.2)

	$86.3	$85.3	$174.1	$166.0

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

In December 2003, the FASB issued a revision to SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." The purpose of the revision is to require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. These additional disclosures include information describing the types of plan assets, investment strategy, measurements date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. As revised, SFAS 132 now enhances disclosures of relevant accounting information by providing more information about the plan assets available to finance benefit payments, the obligation to pay benefits, and an entity's obligation to fund the plan. This revised version of SFAS 132 is effective for fiscal years ending after December 15, 2003. We have adopted the revisions to SFAS 132 and have included the revised disclosures in our Notes to our Consolidated Financial Statements.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51", which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. There has been no material impact to our financial statements from potential VIEs entered into after January 31, 2003 or from the adoption of the deferred provisions in the first six months of fiscal year 2004.

In December 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition", which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's related "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" issued with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The implementation of SAB 104 did not have a material effect on our financial position or results of operations.

In May 2004, the FASB issued staff position (FSP) No. 106-2 "Accounting and Disclosure Requirements Related to the Medicare Modernization Act of 2003."   This staff position supersedes FSP No. 106-1 "Accounting and Disclosure Requirements Related to the Medicare Modernization Act of 2003" by clarifying the guidance on the recognition of the effects of the Act on an employers accumulated post-retirement benefit obligation. Employers that sponsor a postretirement health care plan that provides prescription benefits that are deemed actuarially equivalent to the Medicare Part D benefit are eligible for a federal subsidy.  This subsidy is to be treated as an actuarial experience gain in the calculation of the accumulated post-retirement benefit obligation.  FSP 106-2 is effective for the first interim period or annual period beginning after June 15, 2004.  We will adopt the accounting and disclosure provisions of FSP 106-2 during the third quarter of 2004 and do not expect the implementation of FSP 106-2 to have a material effect on our financial position or results of operations.

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

We enter into hedging transactions in order to reduce financial volatility and manage the mix of fixed versus floating interest rate obligations of our debt portfolio. As of June 30, 2004, the only hedging transactions to which we were a counterparty consisted of interest rate swap agreements.

At June 30, 2004, we had a $29.0 million notional amount floating-to-fixed interest rate swap agreement in place with a bank counterparty that fixes the interest rate on the $29.0 million synthetic lease related to our corporate headquarters through its maturity in 2010. This hedge has been designated as a cash flow hedge under SFAS 133, is fully effective, and at June 30, 2004, was valued as a liability totaling $2.8 million. This liability is included with other current liabilities in the accompanying consolidated balance sheets, and the related loss was recorded, net of income tax, as a component of accumulated other comprehensive loss.

At June   30, 2004, we also had interest rate swap agreements in place with a bank counterparty to float the interest rate on $250.0 million of our fixed rate senior unsecured notes through their maturity date in 2005. These derivatives have been designated as fair value hedges and are fully effective. The value of these swaps was $9.8 million at June 30, 2004, and was recorded as an asset along with a corresponding increase in long-term debt.

Our maximum exposure to loss due to credit risk on these interest rate swap agreements would approximate $7.0 million if all of the bank counterparties were to default. We mitigate this exposure by monitoring the concentration of risk exposure that we have with any one bank, and through the use of minimum credit quality standards for all counterparties.

14.  SALE OF INVESTMENT IN INTERSECTIONS INC.

On May 5, 2004, Equifax, through its wholly owned subsidiary CD Holdings, Inc., completed the sale of 3,755,792 shares of common stock it owned in Intersections Inc., a provider of identity theft protection and credit management services, in an underwritten public offering of common stock for net proceeds of $59.4 million. Immediately prior to the public offering, CD Holdings converted a $20.0 million senior secured convertible note issued to it by Intersections in November 2001 into 3,755,792 shares of Intersections common stock, or approximately 26.9% of Intersections' outstanding stock before its public offering. The book value of our investment in Intersections was $22.3 million, including accrued interest of $2.3 million. In the second quarter of 2004, we recorded, net of income taxes of $13.8 million, a net gain of $23.0 million or $0.17 per diluted share.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 The following discussion of our financial condition and results of operations should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2003 and our unaudited consolidated financial statements and the related notes in Part I, Item 1—“Financial Statements,” above.

 Forward-Looking Statements

The following discussion contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Words such as "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "seeks," "plan," "project," "continue," "predict," and other words or expressions of similar meaning are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are based on our current expectations about future events or results and information that is currently available to us, involve assumptions, risks and uncertainties, and speak only as of the date on which such statements are made. Our actual results may differ materially from the results discussed in such forward-looking statements. Important factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to those discussed herein under "Current Developments," and under the heading "Forward-Looking Statements" and in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors," in our annual report on Form 10-K for the fiscal year ended December 31, 2003, and those set forth in our other filings with the SEC. We caution that the risks and factors discussed in our 2003 Form 10-K and in such other filings and press releases are not exclusive. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

 Overview

We were founded in Atlanta, Georgia, in 1899 and have been known as Equifax Inc. since 1975. We have been publicly owned since 1965, listed on the New York Stock Exchange since 1971, and are a member of the S&P 500®.

We collect, organize and manage numerous types of credit, financial, public record, demographic, and marketing information regarding individuals and businesses. This information originates from a variety of sources including financial or credit granting institutions, which provide loan and accounts receivable information; governmental entities, which provide public records of bankruptcies, liens, and judgments; and consumers who participate in surveys and submit warranty registration cards from which we gather demographic and marketing information. Our proprietary databases contain information on approximately 400 million consumers and businesses worldwide. The original data is compiled and processed utilizing our proprietary software and systems and distributed to customers in a variety of user-friendly and value-add formats. Our products and services include consumer credit information, information database management, marketing information, business credit information, decisioning and analytical tools, and identity verification services which enable businesses to make informed decisions about extending credit or service, manage portfolio risk, and develop marketing strategies for consumers and small businesses. We also enable consumers to manage and protect their financial affairs through a portfolio of products that we sell directly via the Internet and in various hard-copy formats.

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

Current Developments

Fair and Accurate Credit Transactions Act of 2003

As previously reported, the Fair and Accurate Credit Transactions Act of 2003 (FACT Act) was enacted on December 4, 2003 and applies to our U.S. consumer credit reporting business.  The FACT Act amended the federal Fair Credit Reporting Act (FCRA) and made the state law preemption provisions of the FCRA permanent so we, and our customers, can continue to operate uniformly on a nationwide basis.   Among other things, the FACT Act will require us to provide free annual credit file disclosures to consumers upon their request.  These disclosures must be requested through a centralized request facility (Centralized Source) which we and the other nationwide credit reporting agencies must establish and support.

Additional provisions of the FACT Act require us to provide certain credit score disclosures to consumers that request them upon payment of a fair and reasonable fee to be determined by the Federal Trade Commission (FTC) and to provide free credit file disclosure in certain identity theft situations and certain risk-based pricing transactions, in accordance with Federal regulations to be issued.

On June 4, 2004, the FTC issued its final FACT Act regulations  concerning the establishment of the Centralized Source. Under these regulations, each of the nationwide credit reporting agencies must disclose credit files on their system to consumers if such files can be provided by such agency to third parties, irrespective of whether such files are owned by the “nationwide” agency or an “associated consumer reporting agency.”  The Centralized Source must include a dedicated Internet web site, a toll-free telephone number and a postal address for consumers to request their free annual credit file disclosure.  Consumers will become eligible to receive their annual credit file disclosure over a nine-month transition period through regional geographic phase-in in the United States from west to east beginning December 1, 2004 until consumers in all regions are eligible on September 1, 2005.  The FTC regulations further require, among other things, that the Centralized Source:

  Must have adequate capacity to accept requests from the reasonably anticipated volume of consumers making requests and include contingency plans;

  Must provide clear and easily understandable information and instructions on how to make requests; and

  May be used by the nationwide credit reporting agencies for marketing purposes, including credit score disclosure and credit monitoring services, which do not interfere with, detract from, or undermine the purpose of the Centralized Source.

These regulations provide certain relief from the capacity requirements during times of unusually heavy consumer request volume.  In these circumstances, the nationwide credit reporting agencies will be permitted to place consumer requests in a queue for processing, or advise consumers to return to the Centralized Source at a reasonable later time.

The Company is working with the other nationwide credit reporting agencies to establish and test the Centralized Source for operation by the December 1, 2004 effective date.  We are also modifying our procedures and systems to comply with the FACT Act.

The net impact of the FACT Act on our business will depend on numerous factors, including, among other things,   (1) the actual demand of consumers for free credit reports; (2) our completion of the design and implementation of steps to lessen the FACT Act’s impact, including the regulatory recovery fee discussed below; (3) our evaluation and implementation of opportunities to market fee-generating products to consumers requesting free credit file disclosures; (4) the FTC’s determination of the fee we can charge for providing credit score disclosures to requesting consumers; (5) the actual cost of resolving additional credit file and credit score reinvestigation requests from consumers; and (6) the approval of final FTC and Federal Reserve Board rules on risk-based pricing transactions and other matters.

Effective October 1, 2004, we will begin to assess a regulatory recovery fee of 11 cents for each of certain online business-to-business products.  This fee is intended to offset the significant additional costs we will incur to comply with the FACT Act.  Although we believe the regulatory recovery fee will offset our FACT Act compliance costs, this outcome will depend on the competitive marketplace, customer acceptance and the net impact of the other uncertainties noted above which remain difficult to predict.  If these uncertainties are resolved in a manner adverse to us, the FACT Act could have a material adverse impact on our earnings in 2005.

eMarketing Services Arbitration and Related Litigation

As previously reported, on December 30, 2003, Equifax and Naviant served a demand for arbitration alleging, among other things, that the shareholder sellers of Naviant had breached various representations and warranties concerning information furnished to us in connection with our acquisition of Naviant in 2002. The arbitration demand seeks rescission of our Naviant purchase and the recovery of the purchase price or, in the alternative, recovery of monetary damages on various grounds. On March 22, 2004, we recommenced our demand for arbitration in order to utilize the procedures of the American Arbitration Association.  Some of the respondents have answered and denied liability.  The arbitration has been stayed by agreement pending determination of the motions noted in the litigation described in the next paragraph. We cannot predict at this time the probable outcome of this matter.

On April 28, 2004, in a case captioned Softbank Capital Partners LP, et al. v. Equifax Inc. and Naviant, Inc., certain of the former shareholders of Naviant filed suit in the U.S. District Court for the Southern District Florida seeking declaratory relief to prevent Equifax and Naviant from proceeding with the arbitration discussed in the preceding paragraph, except for claims asserted against Softbank Capital Partners LP, as Shareholders’ Representative, for certain indemnified losses capped at the amount of a $10 million escrow fund specified in the agreement pursuant to which Equifax acquired Naviant. The parties have agreed to an expedited briefing schedule on the issues presented by the motion for summary judgment filed by plaintiffs and the motion to dismiss filed by Equifax and Naviant.  Although Equifax believes it and Naviant have substantial factual and legal defenses to the plaintiffs’ claims, we cannot predict at this time the probable outcome of this matter.

Acquisition of Smaller Affiliates and Companies

During the first six months of 2004, in order to continue to grow our credit data franchise, we acquired the credit files, contractual rights to territories (generally states or integration areas), and customer relationships and related businesses of two independent credit reporting agencies, one in the United States and one in Canada, that house consumer information on our system. We acquired these businesses for $14.6 million in cash, allocating $10.5 million of the purchase price to purchased data files, $1.2 million to non-compete agreements and $2.9 million to goodwill. These allocations are preliminary estimates and will be finalized upon completion of the purchase valuation. The results of operations for these acquisitions have been included in the consolidated statement of income from their respective dates of acquisition, and have not been material.

Segment Reporting

We manage our business and report our financial results through the following three reportable segments:

  Equifax North  America

  Equifax Europe

  Equifax Latin America

The North American reportable segment is made up of three operating segments:

  Information Services

  Marketing Services

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

Consolidated Results of Operations

Our consolidated results for the three and six month periods ended June 30, 2004 and 2003 are as follows:

	Second Quarter		Six Months
(In millions, except per share data)	2004	2003	2004	2003
Revenue	$318.9	$317.0	$632.5	$618.6
Operating Income	$86.3	$85.3	$174.1	$166.0
Income from Continuing Operations	$73.2	$49.3	$124.4	$94.4
Net Income	$73.2	$41.9	$124.0	$85.7
Diluted EPS:
Income from Continuing Operations	$0.55	$0.36	$0.93	$0.69
Net Income	$0.55	$0.31	$0.93	$0.63

All references to earnings per share data in this MD&A are to diluted earnings per share unless otherwise noted.

 Second Quarter 2004 Compared with Second Quarter 2003.

Our revenues of $318.9 million in the second quarter of 2004 increased 1% from $317.0 million for the same quarter of 2003. For the quarter ended June 30, 2004, Equifax North America accounted for 81% of our total revenue and 90% of our operating income before corporate expense and asset impairment and related charges. Equifax North America revenue decreased 2% for the second quarter of 2004 when compared to the same period of 2003. North America operating segment revenue for the second quarter of 2004, as a percent of total North America revenue, was 68% Information Services, 23% Marketing Services and 9% Personal Solutions, compared to 68% Information Services, 25% Marketing Services and 7% Personal Solutions for the same quarter of 2003. Information Services was down 3% with $176.1 million revenue in the second quarter of 2004 versus $181.1 million in the prior year, primarily caused by reduced mortgage-related revenue, partially offset by an increase in Canada revenue. Second quarter 2004 Marketing Services revenue was 12% lower when compared to the same quarter 2003, primarily due to lower credit marketing and eMarketing revenue, somewhat offset by increased revenue from our traditional direct mail products, when comparing the second quarter of 2004 versus the same period in 2003. Personal Solutions revenue grew 40% when compared to the same period 2003 due to continued growth in consumer subscriptions and transaction volume. Revenues from Equifax Europe increased $5.8 million, or 18%, primarily driven by growth in the United Kingdom. The weakening of the U.S. dollar against foreign currencies, particularly in Europe, positively impacted consolidated revenue by $3.8 million, or 11%.

Consolidated operating expenses in the second quarter of 2004 of $232.6 million were flat over the same quarter 2003. Decreases in costs of services and depreciation and amortization for the second quarter 2004 were offset by asset impairment charges of $7.6 million. Compared to June 30, 2003, we reduced consolidated headcount by 263 full time equivalent positions, or approximately 6%, across business units in a continuing drive to generate incremental operating efficiencies on a consolidated basis.

Cost of services in the quarter ended June 30, 2004, was $133.6 million, a decrease of $4.1 million, or 3%, primarily due to lowered costs for the eMarketing business in the second quarter of 2004 compared to 2003.  Costs of services as a percent of total operating revenue were 42% in the second quarter of 2004 versus 43% for the same quarter 2003.  SG&A expenses of $71.0 million were flat when compared to the same period of 2003. As a percent of total operating revenues, SG&A was 22% for the quarter ended June 30, 2004, unchanged from last year.

Operating income for the second quarter of 2004 increased by $1.0 million, or 1%, to $86.3 million compared to the second quarter 2003.

Other Income, Net

Other income, net, of $39.7 million for the second quarter of 2004, is comprised primarily of our before-tax gain of $36.8 million from the sale of our investment in Intersections Inc. Other income, net, was $5.4 million for the second quarter of 2003, comprised primarily of income from our share of collections amounting to $2.9 million related to the sale of our risk management collections business in 2000.

Interest Expense

Interest expense was $8.2 million in the second quarter of 2004, down from $10.8 million in 2003. This reduction was driven by lower average debt outstanding and lower interest rates. Our total debt outstanding at June 30, 2004, was $725.9 million compared to $915.6 million at June 30, 2003. Our weighted average interest rate declined from 4.7% for the quarter ended June 30, 2003 to 4.2% for the quarter ended June 30, 2004.

Effective Tax Rates

Our effective tax rate from continuing operations was 37.5% for the three month periods ended June 30, 2004 and 2003.

Segment Results

Our segment results for the three month periods ended June 30, 2004 and 2003 are as follows:

	Second Quarter		Variance
	2004	2003	$	%
(In millions)
Operating Revenue:
Equifax North America
Information Services	$176.1	$181.1	$(4.9)	(3)%
Marketing Services	58.9	66.6	(7.7)	(12)%
Personal Solutions	24.3	17.4	6.9	40%

North America—Total	259.3	265.0	(5.7)	(2)%
Equifax Europe	37.8	32.0	5.8	18%
Equifax Latin America	21.8	20.0	1.8	9%
	$318.9	$317.0	$1.9	1%
Operating Income:
Equifax North America
Information Services	$74.5	$83.0	$(8.5)	(10)%
Marketing Services	17.8	4.9	12.9	263%
Personal Solutions	5.4	1.8	3.6	200%

North America—Total	97.7	89.7	8.0	9%
Equifax Europe	6.5	5.7	0.8	14%
Equifax Latin America	4.1	5.1	(1.0)	(20)%
Asset impairment	(7.6)	—	(7.6)	nm*
General Corporate Expense	(14.4)	(15.2)	0.8	5%

	$86.3	$85.3	$1.0	1%

* nm – not meaningful

Equifax North America

As shown in the following table, our Equifax North America segment includes revenues from our:

  U.S. Consumer and Commercial Services, which are comprised of the Consumer and Commercial Services that we provide in the U.S.;

  Mortgage Services that we provide in the U.S.;

  Canadian Operations, which are comprised of the Consumer Services, Commercial Services and Credit Marketing Services that we provide in Canada;

  Credit Marketing Services that we provide in the U.S.;

  Direct Marketing Services which are comprised of the direct and email marketing services that we provide in the U.S.; and

  Personal Solutions products and services.

	Second Quarter		Variance
	2004	2003	$	%
(In millions)
Equifax North America Revenue:
U.S. Consumer and Commercial Services	$132.0	$136.7	$(4.7)	(3)%
Mortgage Services	19.5	21.4	(1.9)	(9)%
Canadian Operations	24.6	22.9	1.7	7%

Total North America Information Services	$176.1	$181.0	$(4.9)	(3)%

Credit Marketing Services	34.5	39.7	(5.2)	(13)%
Direct Marketing Services	24.4	26.9	(2.5)	(9)%

Total Marketing Services	58.9	66.6	(7.7)	(12)%

Personal Solutions	24.3	17.4	6.9	40%

	$259.3	$265.0	$(5.7)	(2)%

Second Quarter 2004 Compared with Second Quarter 2003.

U.S. Consumer and Commercial Services revenues for the second quarter of 2004 declined by $4.7 million, or 3%, when compared to the same period in 2003. The decrease was largely due to a reduction in mortgage-related revenue that was partially offset by increased volume in financial services and telecommunications. In our Consumer Information business, volume increased 7%. Average price per unit was lower due to a shift in industry mix of volume from our mortgage-related products to financial services and telecommunications. Mortgage Services revenue decreased 9% for the quarter ended June 30, 2004, when compared to the same period in 2003, as interest rates increased and applications for refinancing declined. Canadian operations revenue increased by $1.7 million, or 7%, with $0.7 million from favorable currency impact.

Credit Marketing Services revenues for the second quarter of 2004 decreased $5.2 million, or 13%, compared to the same period in 2003. The year-over-year comparison is primarily due to net volume decreases. Direct Marketing Services revenues decreased by $2.5 million, or 9%, with reduced eMarketing revenue being the primary cause of the decrease, partially offset by increases in our traditional direct mail products when the second quarter of 2004 is compared to the same period in 2003. Personal Solutions revenues were up $6.9 million or 40% over the prior year due to new subscriptions and an increase in renewals of our Credit Watch products. Based on trends of the first and second quarters of 2004, we expect continued revenue growth for Equifax North America, excluding mortgage-related revenue, in the remaining quarters of 2004.

Equifax North America delivered an operating profit of $97.7 million for the second quarter of 2004 compared to $89.7 million for the same period in 2003. Our operating margin of 38% was an improvement compared to 34% for the same period in 2003, mainly due to lower eMarketing operating expenses in 2004.

Equifax Europe

Second Quarter 2004 Compared with Second Quarter 2003.

Equifax Europe, which includes the results of our operations in the United Kingdom, Spain, Portugal and Italy, and our support operations in Ireland, continued to improve its profit and operating margins through increased revenue and operating efficiencies. Positive performance in our consumer line resulted in improved profit in Spain and the United Kingdom.

These improvements were partially offset by further losses in Italy. In the second quarter of 2004, continued losses in Italy triggered an impairment analysis in our Italian business.  We used estimates of future cash flows to test the recoverability of the assets of the Italian business and concluded that there was an impairment.  The assets of the Italian business were written down by $5.3 million to their estimated fair value. (See footnote 5 in the Notes to Consolidated Financial Statements.)

Equifax Europe revenues increased from $32.0 million in the second quarter of 2003 to $37.8 million in the same period 2004, including a favorable currency impact of $3.5 million. Our United Kingdom operations generated 80% of Equifax Europe's revenues in the second quarter of 2004.

Operating expenses for the second quarter of 2004 increased $10.3 million, or 39%, of which $5.3 million was related to a charge for the impairment of assets in our Italian real estate services business, when compared to the same period a year ago. United Kingdom expenses increased in the second quarter of 2004, driven by volume and the impact of foreign currency. Operating income of $6.5 million for the second quarter of 2004 increased 14% over the same period 2003, primarily driven by increased revenue.

Equifax Latin America

Second Quarter 2004 Compared with Second Quarter 2003.

Revenues of our Equifax Latin America segment, which includes results of our operations in Brazil, Argentina, Chile, Peru, Uruguay and El Salvador, operated in an environment of economic stabilization and increased 9% to $21.8 million. Local currency fluctuation against the U.S. dollar favorably impacted our Latin America revenues by $0.3 million.

Operating income decreased to $4.1 million for the quarter ended June 30, 2004, compared to $5.1 million for the same period in 2003. This decrease was primarily the result of increased data costs in our Brazilian operations.  Equifax Latin America operating margin was 19% for the three months ended June 30, 2004, versus 25% for the same period in 2003.

General Corporate

Our "general corporate expenses" are expenses that are incurred at the corporate level and have no clear relationship in their support of our business units, and ultimately the reportable segments. These expenses include shared services and administrative and legal expenses. General corporate expense was $14.4 million for the three months ended June 30, 2004, down slightly from $15.2 million for the same period in 2003.

First Six Months 2004 Compared with First Six Months 2003.

Our revenues of $632.5 million for the first six months of 2004 increased 2% from $618.6 million for the same period of 2003. For the six months ended June 30, 2004, Equifax North America accounted for 81% of our total revenue and 91% of our operating income before corporate expense and asset impairment and related charges. Equifax North America revenues decreased $5.9 million, or 1%, for the first six months of 2004 when compared to the same period of 2003. North America operating segment revenue for the first six months of 2004, as a percent of total North America revenue, was 68% Information Services, 22% Marketing Services and 10% Personal Solutions, compared to 66% Information Services, 28% Marketing Services and 6% Personal Solutions for the same period of 2003. Information Services revenue was up 2% with $349.9 million revenue in the first six months of 2004 versus $344.6 million in the prior year, primarily driven by an increase in revenue from our Canadian operations. First six months 2004 Marketing Services revenue was 20% lower when compared to the same period 2003, primarily due to lower credit marketing and eMarketing revenue when comparing the first six months of 2004 versus the same period in 2003. Personal Solutions revenue grew 53% when compared to the same period 2004 due to continued growth in consumer subscriptions and number of transactions. Revenues from Equifax Europe increased $12.9 million, or 21%, primarily driven by growth in the United Kingdom. Revenues from Equifax Latin America increased $6.9 million, or 19%.  The weakening of the U.S. dollar against foreign currencies, particularly in Europe, positively impacted consolidated revenue by $11.8 million or 2%.

Consolidated operating expenses for the first six months of 2004 of $458.4 million were up 1% over the same period 2003. The six months increase is primarily attributable to the asset impairment charges of $7.6 million. Compared to June 30 2003, we reduced consolidated headcount by 263 full time equivalent positions across business units in a continuing drive to generate incremental operating efficiencies on a consolidated basis.

Costs of services for the six months ended June 30, 2004, of $266.8 million increased $2.1 million or 1%. Costs of services as a percent of total operating revenue were 42% for the first six months of 2004 versus 43% for the same period in 2003.   SG&A expenses of $141.9 million were flat when compared to the same period of 2003. As a percent of total operating revenues, SG&A was 22% for the six months ended June 30, 2004, compared to 23% last year.

Operating income for the six months ended June 30, 2004, increased by $8.1 million, or 5%, to $174.1 million compared to the first six months of 2003.

Other Income, Net

Other income, net, of $43.0 million for the first six months of 2004, is comprised primarily of our before tax gain of $36.8 million from the sale of our investment in Intersections Inc. This compares favorably to other income, net, of $9.2 million for the six months ended June 30, 2003, comprised primarily of income from our share of collections amounting to $6.3 million related to the sale of our risk management collections business in 2000.

Interest Expense

Interest expense was $16.6 million for the first six months of 2004, down from $22.5 million for the same period in 2003. This reduction was driven by lower average debt outstanding and lower interest rates. Our total debt outstanding at June 30, 2004, was $725.9 million compared to $915.6 million at June 30, 2003. Our weighted average interest rate declined from 4.7% for the six months ended June 30, 2003 to 4.2% for the quarter ended June 30, 2004.

Effective Tax Rates

Our effective tax rate from continuing operations was 37.5% for the six month periods ended June 30, 2004 and 2003.

Segment Results

Our segment results for the six month periods ended June 30, 2004 and 2003 are as follows:

	Six Months Ended June 30,		Variance
	2004	2003	$	%
(In millions)
Operating Revenue:
Equifax North America
Information Services	$349.9	$344.6	$5.3	2%
Marketing Services	115.2	143.5	(28.3)	(20)%
Personal Solutions	49.3	32.2	17.1	53%

North America—Total	514.4	520.3	(5.9)	(1)%
Equifax Europe	75.6	62.7	12.9	21%
Equifax Latin America	42.5	35.6	6.9	19%

	$632.5	$618.6	$13.9	2%

Operating Income:
Equifax North America
Information Services	$149.4	$155.5	$(6.1)	(4)%
Marketing Services	31.0	21.8	9.2	42%
Personal Solutions	12.2	3.5	8.7	249%

North America—Total	192.6	180.8	11.8	7%
Equifax Europe	11.3	8.5	2.8	33%
Equifax Latin America	7.6	7.9	(0.3)	(4)%
Asset impairment	(7.6)	—	(7.6)	nm*
General Corporate Expense	(29.8)	(31.2)	1.4	(4)%

	$174.1	$166.0	$8.1	5%

* nm – not meaningful

Equifax North America

	Six Months Ended June 30,		Variance
	2004	2003	$	%
(In millions)
Equifax North America Revenue:
U.S. Consumer and Commercial Services	$264.0	$263.1	$0.9	0%
Mortgage Services	37.9	38.1	(0.2)	(1)%
Canadian Operations	48.0	43.4	4.6	11%

Total North America Information Services	$349.9	$344.6	$5.3	2%

Credit Marketing Services	66.6	78.2	(11.6)	(15)%
Direct Marketing Services	48.6	65.3	(16.7)	(26)%

Total Marketing Services	115.2	143.5	(28.3)	(20)%

Personal Solutions	49.3	32.2	17.1	53%

	$514.4	$520.3	$(5.9)	(1)%

First Six Months 2004 Compared with First Six Months 2003

U.S. Consumer and Commercial Services revenues for the first six months of 2004 increased by $0.9 million, or less than 1%, when compared to the same period in 2003. This was largely due to a reduction in mortgage-related revenue that was primarily offset by increased volume in financial services and telecommunications.   For the six months ended June 30, 2004, Consumer Information business volume increased 13%. Average price per unit was lower, due to a shift in industry mix of volume from our mortgage-related products to financial services and telecommunications. Mortgage Services revenue decreased 1% for the six months ended June 30, 2004, when compared to the same period in 2003, as interest rates increased and applications for refinancing declined. Canadian operations revenue increased by $4.6 million, or 11%.

Credit Marketing Services revenues for the first six months of 2004 decreased $11.6 million, or 15%, compared to the same period in 2003. The year-over-year comparison is primarily due to price compression being exacerbated by net volume decreases caused by industry consolidation. Direct Marketing Services revenues decreased by $16.7 million, or 26%, with reduced eMarketing revenue being the primary cause of the decrease. Personal Solutions revenues were up $17.1 million or 53% over the prior year due to new subscriptions and an increase in renewals of our Credit Watch products. We expect continued revenue growth for Equifax North America, excluding mortgage-related revenue, in the remaining quarters of 2004.

Equifax North America delivered an operating profit of $192.6 million for the first six months of 2004 compared to $180.8 million for the same period in 2003. Our operating margin of 37% was an improvement compared to 35% for the same period in 2003.

Equifax Europe

First Six Months 2004 Compared with First Six Months 2003

Equifax Europe, which includes the results of our operations in the United Kingdom, Spain, Portugal and Italy, and our support operations in Ireland, continued to improve its profit and operating margins through increased revenue and operating efficiencies. Positive performance in our consumer line resulted in improved profit in Spain and the United Kingdom. These improvements were partially offset by further losses in Italy. In the second quarter of 2004, continued losses in Italy triggered an impairment analysis in our Italian business.  We used estimates of future cash flows to test the recoverability of the assets of the Italian business and concluded that there was an impairment.  The assets of the Italian business were written down by $5.3 million to their estimated fair value. (See footnote 5 in the Notes to Consolidated Financial Statements.)

Equifax Europe revenues increased from $62.7 million for the first six months of 2003 to $75.6 million in the same period 2004, including a favorable currency impact of $8.5 million. Our United Kingdom operations generated 80% of Equifax Europe's revenues in the first six months of 2004.

Operating expenses for the first six months of 2004 increased $15.4 million, or 28%, of which $5.3 million was related to a charge for the impairment of assets in our Italian real estate services business, when compared to the same period a year ago. United Kingdom expenses increased in the first six months of 2004, driven by a mix of increased volume and the effect of foreign currency. Operating income of $11.3 million for the first six months of 2004 increased 33% over the same period 2003, primarily driven by increased revenue.

Equifax Latin America

First Six Months 2004 Compared with First Six Months 2003

Revenues of our Equifax Latin America segment, which includes results of our operations in Brazil, Argentina, Chile, Peru, Uruguay and El Salvador, operated in an environment of economic stabilization and increased 19% to $42.5 million. Local currency fluctuation against the U.S. dollar favorably impacted our Latin America revenues by $3.3 million.

Operating income decreased to $7.6 million for the six months ended June 30, 2004, compared to $7.9 million for the same period in 2003. Equifax Latin America operating margin was 18% for the six months ended June 30, 2004, versus 22% for the same period in 2003, primarily due to increased data costs in our Brazilian operations.

General Corporate

Our "general corporate expenses" are expenses that are incurred at the corporate level and have no clear relationship in their support of our business units, and ultimately the reportable segments. Included are shared services and administrative and legal expenses. General corporate expense was $29.8 million for the six months ended June 30, 2004, down slightly from $31.2 million for the same period in 2003.

Consolidated Outlook

 During the remainder of 2004 we expect:

  Declines in our mortgage-related revenue, when comparing 2004 to 2003, to continue to be offset by growth in other parts of our U.S. Consumer and Commercial Information Services business.  Our Mortgage Services business has shown some performance resiliency over the first six months of 2004 when compared to general mortgage market trends, and we have also seen volume growth in our services provided to financial services, telecommunications and utility customers.

  Improvement in the performance of our Marketing Services businesses when comparing sequential quarters.  While Credit Marketing revenue is down 13% when comparing the second quarter of 2004 to the same quarter 2003, revenue for the second quarter of 2004 was 8% better than that of the first quarter of 2004.  Revenue from our traditional direct mail products was up for the second quarter of 2004, when compared to the previous year and also better than the first quarter of this year.

  The continued improvement of our Marketing Services business will depend on the economic recovery and the continued impact of new leadership. Economic growth will drive the need for our Marketing Services. The economy may not improve at a rate that will generate growth opportunities, yet we still expect prospective improvement in our Marketing Services business when quarterly performance is compared sequentially.

  Personal Solutions to continue to grow when compared to 2003, aided by consumer focus on fiscal responsibility and identity theft. As consumer awareness increases regarding fiscal responsibility and identify theft, we have an opportunity to market additional Personal Solutions products at the point of contact. Additionally, we are noticing positive trends in customers renewing subscriptions and ordering additional products.

  Completion of the investment in infrastructure needed to meet the requirements of the FACT Act and preparation for initial phase-in of consumer eligibility for a free annual credit report on December 1, 2004. See “Current Developments” above.

Liquidity and Capital Resources

 Overview

 Our principal sources of liquidity are cash flows provided by our operating activities, our revolving credit facilities and cash and cash equivalents on hand.

 Our ability to generate cash from our operations is one of our fundamental financial strengths.  We use cash flows from operations, along with borrowings, to fund growth initiatives, to fund capital expenditures, to make acquisitions, to retire outstanding indebtedness, to pay dividends and to purchase outstanding shares of our common stock.

 Cash from Operations

 For the six months ended June 30, 2006, we generated $114.0 million of cash flow from operating activities compared to $102.1 million for the six months ended June 30, 2003.    The major source of cash flow for the first six months of 2004 was net income of $124.0 million, net of our pretax gain on sale of our investment in Intersections Inc. of $36.8 million, net of loss from discontinued operations in Spain of $0.4 million, $42.1 million for depreciation and amortization, $7.6 million for asset impairment and related charges and timing differences in deferred income taxes.

Investing Activities

Our investing activities for the first six months of 2004 and 2003 provided cash of $23.3 million in 2004 and used $65.7 million, in the same period in 2003.  Capital expenditures used cash in the amounts of $20.2 million and $23.2 million for the first six months of 2004 and 2003, respectively.  Our capital expenditures are used for developing, enhancing and deploying new and existing technology platforms, replacing or adding equipment, updating systems for regulatory compliance in 2004, the licensing of software applications and investing in disaster recovery systems.  We expect to use approximately $55.0 million for non-FACT Act-related capital expenditures and $10.0 million for FACT Act-related capital expenditures for the remainder of 2004.

In addition to capital expenditures, we used cash of $14.6 million and $40.6 million for the first six months of 2004 and 2003, respectively, for acquisitions.  During the first six months of 2004, in order to continue to grow our credit data franchise, we acquired the credit files, contractual rights to territories (generally states or integration areas), and customer relationships and related businesses of two independent credit reporting agencies, one in the United States and one in Canada, that house consumer information on our system. We acquired these businesses for $14.6 million in cash.  We acquired consumer credit files, contractual rights to territories, and customer relationships and related businesses from four affiliates and a small email marketing business for $42.7 million primarily in cash in the first half of 2003.

On May 5, 2004, Equifax, through its wholly owned subsidiary CD Holdings, Inc., completed the sale of 3,755,792 shares of stock it owned in Intersections Inc., a provider of identity theft protection and credit management services, in an underwritten public offering of common stock for net proceeds of $59.4 million.  Immediately prior to the public offering, CD Holdings converted a $20.0 million senior secured convertible note issued to it by Intersections in November 2001 into 3,755,792 shares of Intersections common stock, or approximately 26.9% of Intersections' outstanding stock before its public offering. The book value of our investment in Intersections was $22.3 million, including accrued interest of $2.3 million, and in the second quarter of 2004, we recorded, net of income taxes of $13.8 million, a net gain of $23.0 million.

 Financing Activities

Net cash used by financing activities during the first six months of 2004 totaled $151.1 million, compared with net cash used by financing activities during the first six months of 2003 that totaled $38.9 million.  Net payments for short-term debt were $91.5 million and $14.5 million for the first six months of 2004 and 2003, respectively.  Additions to long-term debt were $0.2 million and $200.0 million for the first six months of 2004 and 2003, respectively.  Payments on our long-term debt were $0.6 million and $201.1 million for the first six months of 2004 and 2003, respectively.  Additionally, we used $65.0 million during the first six months of 2004 for the purchase of 2.6 million shares of our common stock at an average price of $25.49.  In March 2004, we increased our dividend per share from $0.02 per share to $0.03 per share.  We paid cash dividends of $6.9 million and $5.7 million for the six months ended 2004 and 2003, respectively.  We received cash of $15.5 million and $12.3 million for the six months of 2004 and 2003, respectively, from the exercise of stock options.

At June 30, 2004, our remaining authorized share repurchase program was approximately $62.3 million. During the remainder of 2004, we expect to purchase our common stock at a rate similar to that of the comparable period of 2003.

Cash and Cash Equivalents

 Our cash and cash equivalents balance was $24.9 million and $39.3 million at June 30, 2004 and December 31, 2003, respectively.

 Revolving Credit Facilities

 Our $465.0 million revolving credit facility, which we entered into with Bank of America, N.A. and certain other lenders on October 4, 2001, provides for a variable interest rate tied to Base Rate, and the London InterBank Offered Rate, or LIBOR and competitive bid options. The weighted average interest rate of borrowings outstanding under this facility was approximately 1.9% as of June 30, 2004. The credit facility consists of a $160.0 million 364-day portion and a $305.0 million multi-year portion which expire on September 30, 2004 and October 4, 2004, respectively. The agreement governing this facility contains various covenants and restrictions, including, among other things, limitations on liens, subsidiary debt, mergers, liquidation, asset dispositions, acquisitions, and maintenance of certain financial covenants. Our borrowings under this facility, which have not been guaranteed by any of our subsidiaries, are unsecured and will rank on parity in right of payment with all of our other unsecured and unsubordinated indebtedness from time to time outstanding. As of June 30, 2004, we had $406.3 million of borrowing capacity available under our $465.0 million revolving credit facility. Our intention is to renegotiate this facility in the third quarter of 2004. Barring any material changes in the banking environment, we expect that we will secure terms equal to or better than our current arrangement.

 One of our Canadian subsidiaries has an unsecured, 364-day C$100.0 million revolving credit facility that will expire on September 30, 2004. The agreement provides for borrowings tied to the Prime Rate, Base Rate, LIBOR and Canadian Banker's Acceptances, and contains financial covenants related to interest coverage, funded debt to cash flow, and limitations on subsidiary indebtedness. We have guaranteed the indebtedness of our Canadian subsidiary under this facility. As of June 30, 2004 C$90.0 million of borrowing capacity was available under this credit facility. We will determine during the third quarter of 2004 our intentions regarding this facility.

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

 Off-Balance Sheet Arrangements

Other than facility leasing arrangements, we do not engage in off-balance sheet financing activities. We have entered into a synthetic lease on our Atlanta corporate headquarters building in order to provide us with favorable financing terms with regard to this facility. This $29.0 million lease was entered into in 1998 and expires in 2010. Total lease payments for the remaining term total $10.7 million. Under this synthetic lease arrangement, we have also guaranteed the residual value of the leased property to the lessor. In the event that the property were to be sold by the lessor at the end of the lease term, we would be responsible for any shortfall of the sales proceeds, up to a maximum amount of $23.2 million, which equals 80 percent of the value of the property at the beginning of the lease term. We believe that the fair market value of this property exceeds the amount of the guarantee.

Letters of Credit and Guarantees

We will, from time to time, issue standby letters of credit, performance bonds or other guarantees in the normal course of our business. The aggregate notional amount of all performance bonds and standby letters of credit is less than $6.0 million. We provide these guarantees from time to time to support the needs of our operating units. Except for our guarantee of the synthetic lease referred to above, our only outstanding guarantee that is not reflected as a liability on our balance sheets was extended in connection with the sale of our risk management collections business to RMA Holdings, LLC, or RMA, in October 2000, at which time we guaranteed the operating lease payments of a partnership affiliated with RMA. The operating lease, which expires December 31, 2011, has a remaining balance of $9.0 million based on the undiscounted value of remaining lease payments at June 30, 2004. Our obligations under this guarantee are not secured. We believe the likelihood of demand for payment under this instrument is minimal and expect no material losses to occur in connection with this guarantee.

Employee Benefits

For 2004, we have met our minimum funding requirement under the Employee Retirement Income Security Act of 1974 (ERISA) for our U.S. Retirement Income Plan (USRIP), a non-contributory qualified retirement plan covering most of our U.S. salaried employees. We made a discretionary contribution of $20.0 million to the USRIP during the quarter ended March 31, 2004. We do not expect to have to make minimum contributions under ERISA to the USRIP prior to 2009. The Pension Funding Equity Act of 2004, which became law on April 10, 2004, provides defined benefit plan quarterly contribution relief for plan years beginning in 2004 and 2005. Also, we do not expect to have to make minimum funding contributions until 2007 to our Canadian Retirement Income Plan, a defined benefit plan for most salaried employees in Canada, pursuant to the Income Tax Act as administered by the Canada Customs and Revenue Agency.

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

As discussed in our Form 10-K for 2003, the other postretirement benefits obligation, and postretirement benefit expense recognized through June 30, 2004, includes the expected impact of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, which was enacted on December 8, 2003.

Our postretirement benefits obligations reflect that the Company will recognize the 28% subsidy as an offset to healthcare plan costs and this is reflected as an actuarial experience gain in the calculation of our accumulated postretirement benefit obligation. This gain is reflected in net periodic benefit cost. For retirees paying no premiums for coverage, the 28% subsidy is expected to reduce the Company's prescription drug plan costs by about $389 per individual in 2006 and this amount is expected to increase by the valuation trend rates. The Company's actuaries have determined that the Company's prescription drug plan provides a benefit that is at least actuarially equivalent to the Medicare prescription drug plan. The obligations assume no change to the participation assumption. For retirees paying a premium of more than 40% of total medical costs, the Medicare prescription drug subsidy is not reflected.

Subsidiary Funds Transfer Limitations

The ability of certain of our subsidiaries and associated companies to transfer funds is limited in some cases by foreign government regulations. At June 30, 2004, the amount of equity subject to such restrictions for consolidated subsidiaries was not material.

Inflation

We do not believe that the rate of inflation has had a material effect on our operating results. However, inflation could adversely affect our future operating results if it were to result in a substantial weakening in general economic conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2003. There were no material changes to our market risk exposure during the first six months of 2004.

 ITEM 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that as of such date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable SEC rules and forms. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected; however, our disclosure controls and procedures are designed to provide reasonable assurance that the objectives of the controls are met.  Our Chief Executive Officer and Chief Financial Officer each have concluded that the controls and procedures were effective to provide such reasonable assurance.

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

 ITEM 1.      LEGAL PROCEEDINGS

In November 2001, the landlord of our former headquarters facility brought an action, 1600 Peachtree, L.L.C. v. Equifax Inc., against us in the Superior Court of Fulton County, Georgia, which asserts claims related to our guaranty obligations under our lease termination agreement. This lawsuit seeks damages of approximately $28.0 million (substantially all of which represents future rent contingencies) and punitive damages. On motions for summary judgment, the Superior Court ruled against our discharge defense and against plaintiff's fraud claim. On June 29, 2004, the Georgia Court of Appeals affirmed the Court’s rulings. Both parties are appealing these rulings to the Georgia Supreme Court. We intend to vigorously pursue this appeal and to continue to contest in the Superior Court the damages claimed by the plaintiff.

For information concerning our eMarketing Services arbitration proceeding and related litigation, see page 18, "Management's Discussion and Analysis," under the caption "eMarketing Services Arbitration and Related Litigation."

ITEM 2.      CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(c)   Sale of Unregistered Securities

During the three months ended June 30, 2004, Equifax issued a total of 36,773 shares of common stock for an aggregate purchase price of $918,362 to a total of 11 employees upon the exercise of option grants and other stock issuances under the 2001 Nonqualified Stock Incentive Plan (Plan).  From February 26, 2002 through March 31, 2004, Equifax issued a total of 1,981,154 shares of common stock for an aggregate purchase price of $45,982,584 to a total of 240 employees upon the exercise of option grants and other stock issuances under the Plan.  These securities were not registered under federal securities laws and we did not seek to exempt these securities from the registration requirements of these laws.  On June 4, 2004, we registered the shares issuable under the Plan on a Form S-8 registration statement.

(e)   Issuer Purchases of Equity Securities:

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended June 30, 2004:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1—April 30, 2004	250,000	$25.02	250,000	$91,030,506
May 1—May 31, 2004	812,000	$24.53	812,000	$71,108,679
June 1—June 30, 2004	354,310	$24.90	354,310	$62,285,758

Total	1,416,310	$24.71	1,416,310	$62,285,758

(1) All shares were purchased in open market transactions under Equifax’s publicly-announced share repurchase program.  Excludes 5,635 shares accepted in satisfaction of the exercise price of stock options upon option exercises.

(2) Average price paid per share includes brokerage commissions.

(3) Our publicly announced share repurchase program was last amended by our Board of Directors on February 6, 2002, to authorize the repurchase of $250 million of our common stock, in addition to the remaining authorization of $40 million from the Board’s prior authorization, from time to time, directly or through brokers or agents, and has no stated expiration date.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2004 Annual Meeting of Shareholders of Equifax was held on April 28, 2004.

A total of 122,406,657 of the Company’s shares were present or represented by proxy at the meeting.  This represented more than 88.8% of the Company’s shares outstanding.

The individuals named below were re-elected as Class III Directors for a three-year term expiring on the date of the annual meeting in 2007:

Name	Votes Received	Votes Withheld
Lee A. Ault, II	119,263,955	3,142,702
John L. Clendenin	119,589,912	2,816,745
A. William Dahlberg	118,282,409	4,124,248
L. Phillip Humann	119,708,332	2,698,325

The individual named below was re-elected as a Class II Director for a one-year term expiring in 2005:

Name	Votes Received	Votes Withheld
James E. Copeland, Jr.	117,129,849	5,276,808

There were no broker non-votes for the election of the five Directors.  Equifax’s Board of Directors currently consists of 11 members and is divided into 3 classes, each with three-year terms.  Thomas F. Chapman, Lee A. Kennedy, Larry L. Prince, D. Raymond Riddle, Louis W. Sullivan, M.D. and Jacquelyn M. Ward all continue as Directors of the Company.

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

On April 22, 2004 the Registrant filed a report on Form 8-K pursuant to Items 7 and 9 thereof furnishing to the Securities and Exchange Commission a copy of the press release dated April 22, 2004, announcing its financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUIFAX INC. (Registrant)
Date: August 5, 2004	By: /S/ THOMAS F. CHAPMAN Thomas F. Chapman , Chairman and Chief Executive Officer

Date: August 5, 2004	/S/ DONALD T. HEROMAN Donald T. Heroman Chief Financial Officer

INDEX TO EXHIBITS

        The following documents are being filed with this Report.

Exhibit No.	Description
31.1	Certification of Thomas F. Chapman, Chairman and Chief Executive Officer of Equifax Inc., pursuant to Rule 13a-14(a).
31.2	Certification of Donald T. Heroman, Chief Financial Officer of Equifax Inc., pursuant to Rule 13a-14(a).
32.1	Certification of Thomas F. Chapman, Chairman and Chief Executive Officer of Equifax Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Donald T. Heroman, Chief Financial Officer of Equifax Inc., Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.