Form 10-Q
period 2004-09-30
EQUIFAX INC
filed 2004-11-04
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2004

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

 Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒     No ☐

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2004
Common Stock, $1.25 Par Value	135,087,487

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In millions, except par values)	2004	2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$22.7	$39.3
Trade accounts receivable, net of allowance for doubtful
accounts of $10.3 in 2004 and $11.9 in 2003	199.7	175.4
Other receivables	7.7	13.3
Deferred income tax assets	9.4	15.5
Other current assets	35.0	42.4
Total current assets	274.5	285.9
Property and Equipment:
Land, buildings and improvements	30.0	31.6
Data processing equipment and furniture	122.1	121.7
	152.1	153.3
Less accumulated depreciation	107.1	106.3
	45.0	47.0
Goodwill	717.1	724.3
Purchased Data Files	236.7	247.9
Other Assets	238.3	248.2
	$1,511.6	$1,553.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt and current maturities	$268.4	$160.5
Accounts payable	7.4	13.4
Accrued salaries and bonuses	27.8	34.4
Other current liabilities	170.4	146.5
Total current liabilities	474.0	354.8
Long-Term Debt	412.4	663.0
Deferred Revenue	10.6	12.0
Deferred Income Tax Liabilities	51.4	44.3
Other Long-Term Liabilities	101.9	99.1
Liabilities of Discontinued Operations	—	8.6
Total liabilities	1,050.3	1,181.8
Commitments and Contingencies (Note 11)
Shareholders’ Equity:
Preferred stock, $0.01 par value: Authorized shares – 10.0; Issued – none	—	—
Common stock, $1.25 par value: Authorized shares – 300.0
Issued shares – 181.5 in 2004 and 180.4 in 2003
Outstanding shares – 130.1 in 2004 and 132.7 in 2003	226.8	225.5
Paid-in capital	449.2	432.5
Retained earnings	1,245.4	1,079.0
Accumulated other comprehensive income	(291.8)	(296.1)
Treasury stock, at cost, 46.4 shares in 2004 and 42.3 shares in 2003	(1,098.5)	(995.5)
Stock held by employee benefits trusts, at cost, 5.0 shares in 2004 and 5.4 shares in 2003	(69.8)	(73.9)
Total shareholders’ equity	461.3	371.5
	$1,511.6	$1,553.3

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,
(In millions, except per share amounts)	2004	2003
Operating revenue	$323.0	$309.8
Costs and expenses:
Costs of services	137.3	129.0
Selling, general and administrative expenses	71.1	66.8
Depreciation	3.3	4.1
Amortization	15.9	21.0
Total costs and expenses	227.6	220.9
Operating income	95.4	88.9
Other income, net	2.2	3.0
Minority interest in earnings, net of tax	(0.8)	(0.9)
Interest expense	(9.2)	(8.6)
Income from continuing operations before income taxes	87.6	82.4
Provision for income taxes	(34.9)	(29.6)
Income from continuing operations	52.7	52.8
Discontinued operations (Note 4):
Gain/(loss) from discontinued operations, net of income tax benefit of $0.0 in 2004 and 2003	0.5	(1.6)
Net income	$53.2	$51.2
Per common share (basic):
Income from continuing operations	$0.40	$0.39
Discontinued operations	0.00	(0.01)
Net income	$0.40	$0.38
Shares used in computing basic earnings per share	130.7	134.5
Per common share (diluted):
Income from continuing operations	$0.40	$0.39
Discontinued operations	0.00	(0.01)
Net income	$0.40	$0.38
Shares used in computing diluted earnings per share	132.5	136.4
Dividends per common share	$0.03	$0.02

See Notes to Consolidated Financial Statements.

  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended September 30,
(In millions, except per share amounts)	2004	2003
Operating revenue	$955.5	$928.4
Costs and expenses:
Costs of services	404.1	393.7
Selling, general and administrative expenses	213.0	207.4
Depreciation	11.0	12.4
Amortization	50.3	60.1
Asset impairment and related charges	7.6	—
Total costs and expenses	686.0	673.6
Operating income	269.5	254.8
Other income, net	45.2	12.3
Minority interest in earnings, net of tax	(2.3)	(2.6)
Interest expense	(25.8)	(31.1)
Income from continuing operations before income taxes	286.6	233.4
Provision for income taxes	(109.51)	(86.2)
Income from continuing operations	177.1	147.2
Discontinued operations (Note 4):
Gain/(loss) from discontinued operations, net of income tax benefit of $0.0 in 2004 and 2003	0.1	(10.3)
Net income	$177.2	$136.9
Per common share (basic):
Income from continuing operations	$1.34	$1.09
Discontinued operations	0.00	(0.08)
Net income	$1.34	$1.01
Shares used in computing basic earnings per share	131.8	134.9
Per common share (diluted):
Income from continuing operations	$1.32	$1.08
Discontinued operations	0.00	(0.08)
Net income	$1.32	$1.00
Shares used in computing diluted earnings per share	133.8	136.8
Dividends per common share	$0.08	$0.06

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(In millions)	2004	2003
Cash flows from operating activities:
Net income	$177.2	$136.9
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Gain on sale of investment in Intersections Inc.	(36.8)	—
(Gain)/loss from discontinued operations	(0.1)	9.8
Depreciation and amortization	61.3	72.5
Asset impairment and related charges	7.6	—
Deferred income taxes	14.0	10.5
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(22.6)	(1.0)
Current liabilities, excluding debt	9.7	(13.8)
Other current assets	4.9	1.7
Other long-term liabilities, excluding debt	1.9	4.4
Other assets	(9.4)	(27.5)
Cash provided by operating activities	207.7	193.5
Investing activities:
Additions to property and equipment	(10.5)	(11.4)
Additions to other assets, net	(22.5)	(25.3)
Acquisitions, net of cash acquired	(17.4)	(40.7)
Proceeds from sale of investment in Intersections Inc.	59.4	—
Deferred payments on prior year acquisitions	(1.4)	(1.4)
Cash provided (used) by investing activities	7.6	(78.8)
Financing activities:
Net short-term payments	(133.1)	(11.5)
Additions to long-term debt	(0.0)	155.3
Payments on long-term debt	(0.6)	(202.5)
Treasury stock purchases	(103.0)	(65.3)
Dividends paid	(11.0)	(8.4)
Proceeds from exercise of stock options	22.5	16.7
Other	(3.9)	0.2
Cash used by financing activities	(229.1)	(115.5)
Effect of foreign currency exchange rates on cash	(3.6)	3.3
Cash provided by discontinued operations	0.8	0.5
(Decrease) increase in cash and cash equivalents	(16.6)	3.0
Cash and cash equivalents, beginning of period	39.3	30.5
Cash and cash equivalents, end of period	$22.7	$33.5

See Notes to Consolidated Financial Statements.

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

							Stock
					Accumulated		Held By
	Common Stock:				Other		Employee	Total
	Shares		Paid-In	Retained	Comprehensive	Treasury	Benefits	Shareholders’
(In millions)	Outstanding	Amount	Capital	Earnings	Loss	Stock	Trusts	Equity
Balance, December 31, 2003	132.7	$225.5	$432.5	$1,079.0	$(296.1)	$ (995.5)	$(73.9)	$ 371.5
Net income	—	—	—	177.2	—	—	—	177.2
Other comprehensive income	—	—	—	—	4.3	—	—	4.3
Shares issued under stock plans	1.5	1.3	16.5	—	—	—	4.1	21.9
Treasury stock purchased	(4.1)	—	—	—	—	(103.0)	—	(103.0)
Cash dividends	—	—	—	(10.8)	—	—	—	(10.8)
Dividends from employee benefits	—	—	0.2	—	—	—	—	0.2
Balance, September 30, 2004 (Unaudited)	130.1	$226.8	$449.2	$1,245.4	$(291.8)	$(1,098.5)	$(69.8)	$461.3

Accumulated Other Comprehensive Loss consists of the following components:

	September 30, 2004	December 31, 2003
(In millions)	(Unaudited)
Foreign currency translation	$(170.7)	$(173.7)
Minimum pension liability, net of accumulated tax of $70.1 and $70.7 in 2004 and 2003	(119.1)	(120.1)
Cash flow hedging transactions, net of tax of $1.3 and $1.4 in 2004 and 2003	(2.0)	(2.3)
	$(291.8)	$(296.1)

Comprehensive Income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
(In millions)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$53.2	$51.2	$177.2	$136.9
Other comprehensive income (loss):
Foreign currency translation adjustment	17.6	1.2	3.0	43.5
Change in cumulative loss from cash flow hedging transactions	(0.3)	0.6	0.3	0.2
Supplemental retirement plan minimum liability adjustment	—	—	1.0	—
	$70.5	$53.0	$181.5	$180.6

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2004

As used herein, the terms “Equifax”, “the Company”, “we”, “our”, and “us” refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

1.   BASIS OF PRESENTATION

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.   This information reflects all adjustments, which are in the opinion of management, necessary for a fair presentation of the statement of financial position as of September 30, 2004, and the results of operations for the three and nine month periods ending September 30, 2004 and 2003 and the cash flows for the nine month periods ending September 30, 2004 and 2003.   All adjustments made have been of a normal recurring nature.   Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S., or GAAP, have been condensed or omitted.   We believe that the disclosures are adequate to make the information presented not misleading.   Certain prior year amounts have been reclassified to conform to the current year presentation.   These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2003.  That report includes a summary of our critical accounting policies.  There have been no material changes in the accounting policies followed by us during fiscal 2004.

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

3.  ACQUISITIONS

During the first nine months of 2004, in order to continue to grow our credit data franchise, we acquired the credit files, contractual rights to territories (generally states or integration areas), and customer relationships and related businesses of three independent credit reporting agencies, two in the United States and one in Canada, that house consumer information on our system. We acquired these businesses for $17.4 million in cash, allocating $11.7 million of the purchase price to purchased data files, $1.6 million to non-compete agreements and $4.1 million to goodwill. These allocations are preliminary estimates and will be finalized upon completion of the purchase valuation. The results of operations for these acquisitions have been included in the consolidated statement of income from their respective dates of acquisition, and have not been material.

4.  DISCONTINUED OPERATIONS

In the third quarter of 2002, we made the decision to exit our commercial services business in Spain. During 2003 and the first six months of 2004, this business component remained as held for sale.  We completed the sale and final disposition of the business and recorded a $0.5 million gain in the third quarter of 2004.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets to be Disposed Of," the net assets, results of operations and cash flows of the Spain commercial business for 2004 and 2003 were classified as "discontinued operations." For the first nine months of 2004 and 2003, revenues totaled $1.3 million and $6.0 million, respectively. We had a $0.1 million gain on discontinued operations and a $10.3 million loss on discontinued operations for the first nine months of 2004 and 2003, respectively.

5.  RESTRUCTURING AND IMPAIRMENT CHARGES

In the fourth quarter of 2001, we recorded restructuring, impairment and other related charges of $60.4 million ($35.3 million after tax, or $0.25 per diluted share). The restructuring charges, which total $37.2 million, were associated with the alignment of our cost structure with changing market conditions, to reduce expenses and improve efficiencies, particularly in international operations. The restructuring plan, which included headcount reductions of approximately 700 employees, consisted of severance costs and reserves to reflect our estimated exposure on facilities to be vacated or consolidated. The asset impairment charges, which totaled $23.2 million, reflected our write-down of several technology investments. At December 31, 2003, our remaining reserve balance was $13.3 million. During the first nine months of 2004, we paid $0.7 million against the reserve, leaving a remaining balance of $12.6 million. An analysis of 2004 activity in the reserve through September 30, 2004, is as follows (in millions):

	Severance	Facilities and Other	Total
Balance, December 31, 2003	$—	$13.3	$13.3
Less, current period payments	—	(0.7)	(0.7)
Balance, September 30, 2004	$—	$12.6	$12.6

In the fourth quarter of 2003, we recorded restructuring, impairment and other related charges related to our eMarketing business of $25.9 million ($16.3 million after tax, or $0.12 per diluted share). The restructuring charges, which totaled $3.3 million, were associated with reducing headcount, consolidating multiple locations, and eliminating our bulk e-mail product. The asset impairment charges, which totaled $22.6 million, reflected our write-down of amortizable intangible assets, indefinite lived intangible assets and fixed assets of our eMarketing business. At December 31, 2003, our remaining reserve balance was $3.3 million. During the first nine months of 2004, we paid $1.8 million against the reserve, leaving a remaining balance of $1.5 million. An analysis of 2004 activity in the reserve through September 30, 2004, is as follows (in millions):

	Severance	Facilities and Other	Total
Balance, December 31, 2003	$1.1	$2.2	$3.3
Less, current period payments	(0.7)	(1.1)	(1.8)
Balance, September 30, 2004	$0.4	$1.1	$1.5

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

	Purchased Data	Other	Totals
Marketing Services	$1.4	$0.9	$2.3
Europe	5.0	0.3	5.3
Balance, September 30, 2004	$6.4	$1.2	$7.6

6. LONG-TERM DEBT AND SHORT-TERM BORROWINGS

Long-term debt at September 30, 2004 and December 31, 2003 was as follows:

	September 30,	December 31,
(In millions)	2004	2003

Notes, 6.3%, due 2005, net of unamortized discount of $0.1 million and $0.3 million at September 30, 2004 and December 31, 2003, respectively	$249.9	$249.7
Notes, 4.95%, due 2007, net of unamortized discount of $0.3 million and $0.4 million at September 30, 2004 and December 31, 2003, respectively	249.7	249.6
Debentures, 6.9%, due 2028, net of unamortized discount of $1.2 million at September 30, 2004 and December 31, 2003	148.8	148.8
Borrowings under U.S. revolving credit facilities, weighted-average rate of 2.5% and 1.6% at September 30, 2004 and December 31, 2003, respectively	13.9	137.1
Other	6.1	16.8
	668.4	802.0
Less current maturities	256.0	139.0
	$412.4	$663.0

In July 2004, $249.9 million of our 6.3% Notes due 2005 became current.  These notes are classified as short-term debt in our accompanying consolidated balance sheets at September 30, 2004.

In August 2004, we entered into a new five-year, $500.0 million senior unsecured revolving credit agreement.  The new facility provides for a variable interest rate tied to a Base Rate, or the London InterBank Offered Rate (LIBOR) plus a specified margin, or competitive bid options similar to those contained in the previous facility.  The new facility replaces a $465.0 million revolving credit facility.  The weighted average interest rate of borrowings outstanding under this facility was approximately 2.5% as of September 30, 2004. The agreement governing this facility contains various covenants and restrictions, including, among other things, limitations on liens, subsidiary debt, mergers, liquidation, asset dispositions, acquisitions, and maintenance of certain financial covenants. Our borrowings under this facility, which have not been guaranteed by any of our subsidiaries, are unsecured and will rank on parity in right of payment with all of our other unsecured and unsubordinated indebtedness from time to time outstanding. As of September 30, 2004, we had $486.1 million of borrowing capacity available under our $500.0 million revolving credit facility.

On September 7, 2004, we entered into a new trade receivables-backed revolving credit facility.  Under the terms of the transaction, a wholly-owned subsidiary of Equifax may borrow up to $125.0 million, subject to borrowing base availability and other terms and conditions.  Equifax will use the net proceeds received from the sale of its trade receivables to the subsidiary for general corporate purposes.

The credit facility has an expiration date of September 6, 2005, but may be extended for an additional period of up to three years if specified conditions are satisfied.  Loans will bear interest based on commercial paper rates, LIBOR or Base Rate plus a specified margin.   Outstanding debt under the facility will be consolidated on Equifax’s balance sheet for financial reporting purposes.  As of September 30, 2004, $73.0 million was available and $10.0 million was outstanding under this facility.

One of our Canadian subsidiaries had an unsecured, 364-day C$100.0 million revolving credit facility that expired on September 30, 2004.  The agreement provided for borrowings tied to the Prime Rate, Base Rate, LIBOR or Canadian Banker’s Acceptances, and contains financial covenants related to interest coverage, funded debt to cash flow, and limitations on subsidiary indebtedness.  We guaranteed the indebtedness of our Canadian subsidiary under this credit facility.  As of September 30, 2004, C$3.0 million (US$2.4 million) was outstanding under this facility.  The bank agreed to carry the amounts outstanding under the facility on a demand basis following the expiration of the revolver on September 30, 2004, and the remaining balance was paid on October 8, 2004.

The bank is reviewing a request from the Company to put into place a new 364-day C$25.0 million revolving credit facility with the same Canadian subsidiary which had been the obligor on the C$100.0 million facility which expired September 30, 2004.  The Company anticipates that its request will be approved by the bank prior to November 30, 2004, and that the terms and conditions of the new facility will be essentially the same as those obtained under the previous C$100.0 million revolving credit agreement which expired on September 30, 2004.

7. INCOME TAXES

Annual Effective Tax Rates.    The effective tax rate from continuing operations was 38.2% for the first nine months of 2004 compared to an effective tax rate of 37.0% in 2003.  For the quarter ending September 30, 2004 and 2003, the effective tax rate from continuing operations was 39.8% and 36.0%, respectively.  The increase in the effective tax rate in the third quarter of 2004 is primarily the result of increased tax expense due to limitations on our ability to utilize foreign tax credits.

Deferred Tax Assets.    We estimate levels of future taxable income and utilize prudent and feasible tax planning strategies in establishing and maintaining deferred tax assets. If we are unable to realize all or part of our deferred tax assets in the future, our effective tax rate could increase.

8. SHAREHOLDERS' EQUITY

Treasury Stock.    During the first nine months of 2004, we repurchased 4,105,610 shares at an average price of $25.09 per share through open market transactions at an aggregate investment of $103.0 million. At September 30, 2004, approximately $274.3 million remained authorized for future share repurchases. For additional information on our stock purchase program see Part II, Item 2—"Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities" below.

9. STOCK-BASED COMPENSATION

We have stock-based compensation plans for our employees, including stock option and restricted stock plans.  We continue to apply Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for these plans. Accordingly, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, we have not recognized any expense for stock option grants.  We have restricted stock grants which vest based on continued employment with Equifax or upon achievement of specified performance goals.  We record compensation expense related to our grants based on the current market price of our common stock and the extent to which time vesting or performance criteria are met.

The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	September 30, 2004	September 30, 2003
Expected Life in Years	4.6	2.8
Risk Free Interest Rate	3.19%	1.09%
Volatility	33.7%	40.70%
Dividend Yield	0.5%	0.4%

If we had elected to recognize compensation cost for these plans based on the fair value at grant date as prescribed by SFAS No. 123, net income and net income per share would have been reduced to the pro forma amounts indicated in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2004	2003	2004	2003
Net income, as reported	$53.2	$51.2	$177.2	$136.9
Add: Total stock-based employee compensation expense, net of related tax effect, included in reported net income	0.3	0.8	1.0	2.1
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1.9)	(2.8)	(5.1)	(13.4)

Pro forma net income	$51.6	$49.2	$173.1	$125.6

Earnings per share:
Basic—as reported	$0.40	$0.38	$1.34	$1.01

Basic—pro forma	$0.39	$0.37	$1.32	$0.93

Diluted—as reported	$0.40	$0.38	$1.32	$1.00

Diluted—pro forma	$0.39	$0.36	$1.31	$0.92

10.  EMPLOYEE BENEFITS

The following table provides the components of net periodic benefit cost for the three months ended September 30, 2004 and 2003:

	Pension Benefits		Other Benefits
Three Months Ended September 30,
	2004	2003	2004	2003
(In millions)
Components of net periodic benefit cost
Service cost	$1.8	$1.5	$0.1	$0.2
Interest cost	7.8	7.7	0.4	0.3
Expected return on plan assets	(10.9)	(10.8)	(0.2)	(0.1)
Amortization of prior service cost	0.1	—	0.2	—
Recognized actuarial loss	3.5	1.2	—	0.1
Total net periodic benefit cost	$2.3	$(0.4)	$0.5	$0.5

The following table provides the components of net periodic benefit cost for the nine months ended September 30, 2004 and 2003:

	Pension Benefits		Other Benefits
Nine Months Ended September 30,
	2004	2003	2004	2003
(In millions)
Components of net periodic benefit cost
Service cost	$5.5	$4.5	$0.3	$0.6
Interest cost	23.4	23.1	1.1	0.9
Expected return on plan assets	(32.9)	(32.4)	(0.6)	(0.3)
Amortization of prior service cost	0.3	—	0.5	—
Recognized actuarial loss	10.5	3.6	—	0.3
Total net periodic benefit cost	$6.8	$(1.2)	$1.3	$1.5

For 2004, we have met our minimum funding requirement under the Employee Retirement Income Security Act of 1974 (ERISA) for our U.S. Retirement Income Plan (USRIP), a non-contributory qualified retirement plan covering most of our U.S. salaried employees. We made a discretionary contribution of $20.0 million to the USRIP during the quarter ended March 31, 2004. We do not expect to have to make minimum contributions under ERISA to the USRIP prior to 2009. The Pension Funding Equity Act of 2004, which became law on April 10, 2004, provides defined benefit plan quarterly contribution relief for plan years beginning in 2004 and 2005. Also, we expect no minimum funding requirements for our Canadian Retirement Income Plan, a defined benefit plan for most salaried employees in Canada until 2007 pursuant to the Income Tax Act of the Canada Customs and Revenue Agency.

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

As discussed in our Form 10-K for 2003, the other postretirement benefits obligation, and postretirement benefit expense recognized through September 30, 2004, includes the expected favorable impact of the federal subsidy and other provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Our postretirement benefits obligations reflect that the Company will recognize the 28% subsidy as an offset to healthcare plan costs and this is reflected as an unrecognized net gain to that plan. This gain was reflected in net periodic benefit cost for the first time in 2004. For retirees paying no premiums for coverage, the 28% subsidy is expected to reduce the Company's prescription drug plan costs by an average of  $389 per individual in 2006 and this amount is expected to increase by the valuation trend rates. The Company's actuaries have determined that the Company's prescription drug plan provides a benefit that is at least actuarially equivalent to the Medicare prescription drug plan. The obligations assume no change to the participation assumption. For retirees paying a premium of more than 40% of total medical costs, the Medicare prescription drug subsidy is not reflected.

11. COMMITMENTS AND CONTINGENCIES

Data Processing and Outsourcing Services Agreements:    We have separate agreements with IBM, Polk/Axciom, Seisint Inc., Xerox Connect, Inc., and Jones-Lang LaSalle with which we outsource portions of our computer data processing operations and related functions, and certain administrative functions. The agreements expire between 2004 and 2013. The estimated aggregate minimal contractual obligation remaining under these agreements was $325.0 million as of December 31, 2003, with no future year minimum expected to exceed $56.3 million. Annual payment obligations in regard to these agreements vary due to factors such as the volume of data processed; changes in our servicing needs as a result of new product offerings, acquisitions or divestitures, the introduction of significant new technologies, or the general rate of inflation. Our data processing outsourcing agreement with IBM was renegotiated in 2003 and now has a ten-year term. Under this agreement (which covers our operations in North America, the United Kingdom, Ireland and Spain), we have outsourced our mainframe and midrange operations, help service and desktop support functions, and the operation of our voice and data networks. As of December 31, 2003, the estimated future minimum contractual obligation under this agreement was $272.8 million, with no year expected to exceed $40.4 million. In certain circumstances (e.g., a change in control, or for our convenience), we may terminate these data processing and outsourcing agreements, and, in doing so, certain of these agreements require us to pay a significant penalty.

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

Guarantees:    We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit is less than $8.0 million and all have a maturity of one year or less. Guarantees are issued from time to time to support the needs of operating units. The only outstanding guarantee that is not reflected as a liability on our balance sheet was extended in connection with the sale of our risk management collections business to RMA Holdings, LLC ("RMA") in October 2000, at which time we guaranteed the operating lease payments of a partnership affiliated with RMA to a lender of the partnership pursuant to a term loan. The operating lease, which expires December 31, 2011, has a remaining balance of $8.7 million based on the undiscounted value of remaining lease payments at September 30, 2004. Our obligations under this guarantee are not secured. We believe that the likelihood of demand for payment under these instruments is minimal and expect no material losses to occur in connection with these instruments.

Subsidiary Dividends and Fund Transfers:    The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited by certain restrictions imposed by foreign governments, which do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations, or pay dividends.

Litigation:    In November 2001, the landlord of our former headquarters facility brought an action, 1600 Peachtree, L.L.C. v. Equifax Inc., against us in the Superior Court of Fulton County, Georgia, which asserts claims related to our guaranty obligations under our lease termination agreement. This lawsuit seeks damages of approximately $28.0 million, substantially all of which represents future rent contingencies, and punitive damages. On motions for summary judgment, the Superior Court ruled against our discharge defense and against plaintiff's fraud claim. On June 29, 2004, the Georgia Court of Appeals affirmed the Superior Court’s rulings. Both parties appealed these rulings to the Georgia Supreme Court, which on September 27, 2004 declined to hear the appeals. The remaining issues in the case will now be tried in the Superior Court.   No trial date has been set.  We intend to continue to contest in the Superior Court the damages claimed by the plaintiff.

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

12. SEGMENT INFORMATION

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

There has been no material change in segment assets since December 31, 2003.

Operating revenue and operating income by segment for the third quarter and first nine months of 2004 and 2003 are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003		2004	2003
(In millions)
Operating Revenue:
Equifax North America
Information Services	$177.3	$176.2		$527.3	$520.9
Marketing Services	60.0	61.7		175.1	205.1
Personal Solutions	23.5	18.8		72.8	50.9

North America—Total	260.8	256.6		775.2	776.9
Equifax Europe	38.6	31.7		114.2	94.4
Equifax Latin America	23.6	21.5		66.1	57.1

	$323.0	$309.8		$955.5	$928.4

Operating Income:
Equifax North America
Information Services	$73.3	$80.0		$222.7	$235.1
Marketing Services	21.5	7.1		52.5	29.4
Marketing Services asset impairment & related charges	–	–		(2.3)	–
Marketing Services, net	21.5	7.1		50.2	29.4
Personal Solutions	4.4	2.3		16.6	5.7
North America—Total	99.2	89.4		289.5	270.2
Equifax Europe	8.1	4.9		19.4	13.4
Equifax Europe asset impairment & related charges	–	–		(5.3)	–
Equifax Europe, net	8.1	4.9		14.1	13.4
Equifax Latin America	4.7	6.0		12.3	13.9
General Corporate Expense	(16.6)	(11.5)		(46.4)	(42.7)
	$95.4	$88.9	*	$269.5	$254.8

       *  Does not total due to rounding

13. RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, and amends the meaning of the term "an underlying" to conform it to language used in FIN 45. SFAS 149 is effective, on a prospective basis, for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. We have adopted SFAS 149 and it has not had a material impact on our financial position or results of operations.

In December 2003, the FASB issued a revision to SFAS No. 132 "Employers’ Disclosures about Pensions and Other Postretirement Benefits." The purpose of the revision is to require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. These additional disclosures include information describing the types of plan assets, investment strategy, measurements date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. As revised, SFAS 132 now enhances disclosures of relevant accounting information by providing more information about the plan assets available to finance benefit payments, the obligation to pay benefits, and an entity's obligation to fund the plan. This revised version of SFAS 132 is effective for fiscal years ending after December 15, 2003. We have adopted the revisions to SFAS 132 and have included the revised disclosures in our Notes to our Consolidated Financial Statements.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. We have adopted the provisions of FIN 46 and it has not had a material impact on our financial statements.

In December 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition", which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's related "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" issued with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The implementation of SAB 104 did not have a material effect on our financial position or results of operations.

In May 2004, the FASB issued staff position (FSP) No. 106-2 "Accounting and Disclosure Requirements Related to the Medicare Modernization Act of 2003."   This staff position supersedes FSP No. 106-1 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" by clarifying the guidance on the recognition of the effects of the Act on an employers accumulated post-retirement benefit obligation. Employers that sponsor a postretirement health care plan that provides prescription benefits that are deemed actuarially equivalent to the Medicare Part D benefit are eligible for a federal subsidy.  This subsidy is to be treated as an actuarial experience gain in the calculation of the accumulated post-retirement benefit obligation.  FSP 106-2 is effective for the first interim period or annual period beginning after June 15, 2004.  We adopted the accounting and disclosure provisions of FSP 106-2 during the third quarter of 2004 and it did not have a material effect on our financial position or results of operations.

In July 2004, the EITF of the FASB reached consensus Issue No. 02-14 “Whether the Equity Method of Accounting Applies When an Investor Does Not Have an Investment in Voting Stock of an Investee but Exercises Significant Influence through Other Means.”  EITF Issue No. 02-14 provides guidance pertaining to an investors accounting when the investor has significant influence over an investee through means other the voting stock.  The provisions of EITF No. 02-14 apply to reporting periods beginning after September 15, 2004.  The Company’s accounting for such investments has essentially been consistent with the EITF 02-14 and its adoption during the fourth quarter of 2004 will not have a material impact on our financial position or results of operations.

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that a company recognize derivatives as assets or liabilities on its balance sheet, and also requires that the gain or loss related to the effective portion of derivatives designated as cash flow hedges be recorded as a component of other comprehensive income.

We enter into hedging transactions in order to reduce financial volatility and manage the mix of fixed versus floating interest rate obligations of our debt portfolio. As of September 30, 2004, the only hedging transactions to which we were a counterparty consisted of interest rate swap agreements.

At September 30, 2004, we had a $29.0 million notional amount floating-to-fixed interest rate swap agreement in place with a bank counterparty that fixes the interest rate on the $29.0 million synthetic lease related to our corporate headquarters through its maturity in 2010. This hedge has been designated as a cash flow hedge under SFAS 133, is fully effective, and at September 30, 2004, was valued as a liability totaling $3.5 million. This liability is included with other current liabilities in the accompanying consolidated balance sheets, and the related loss was recorded, net of income tax, as a component of accumulated other comprehensive loss.

At September 30, 2004, we also had interest rate swap agreements in place with a bank counterparty to float the interest rate on $250.0 million of our fixed rate senior unsecured notes through their maturity date in 2005. These derivatives have been designated as fair value hedges and are fully effective. The value of these swaps was $6.0 million at September 30, 2004, and was recorded as an asset along with a corresponding increase in short-term debt in the accompanying consolidated balance sheets.

Our maximum exposure to loss due to credit risk on these interest rate swap agreements would approximate $2.5 million if all of the bank counterparties were to default. We mitigate this exposure by monitoring the concentration of risk exposure that we have with any one bank, and through the use of minimum credit quality standards for all counterparties.

15. SALE OF INVESTMENT IN INTERSECTIONS INC.

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

16. EARNINGS PER SHARE

There are no adjustments to “Income from continuing operations” or “Net income” for the diluted earnings per share computations.  The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the accompanying consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
(In millions)
Weighted average common shares - basic	130.7	134.5	131.8	134.9
Plus incremental shares from assumed conversions:
Stock options & incentive Plans	1.8	1.9	2.0	1.9
Weighted average common shares - diluted	132.5	136.4	133.8	136.8

17. GOODWILL

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that reporting unit goodwill be re-evaluated and tested for impairment at least on an annual basis.  Accordingly, we have updated our impairment evaluation as of September 30, 2004 and determined that reporting unit goodwill remained unimpaired.

18. SUBSEQUENT EVENT

On October 29, 2004, Equifax sold its Italian operations.  The sale generated an after-tax gain of approximately $1.5 million which will be recognized in the fourth quarter of 2004.  The gain on disposition and results of operations will be reported as discontinued operations beginning in the fourth quarter of 2004.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 The following discussion of our financial condition and results of operations should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2003 and our unaudited consolidated financial statements and the related notes in Part I, Item 1—“Financial Statements,” above.  We sometimes use information derived from consolidated information but not presented in our financial statements prepared in accordance with generally accepted accounting principles (GAAP).  Certain of these data are considered “non-GAAP financial measures” under Securities and Exchange Commission regulations; those rules require the supplemental explanation and reconciliation provided in Exhibit 99.1 to this Form 10-Q report.

All references to earnings per share data in this MD&A are to diluted earnings per share unless otherwise noted.

Executive Overview

Equifax collects, organizes and manages numerous types of credit, financial, public record, demographic, and marketing information regarding individuals and businesses. This information originates from a variety of sources including financial or credit granting institutions, which provide loan and accounts receivable information; governmental entities, which provide public records of bankruptcies, liens, and judgments; and consumers who participate in surveys and submit warranty registration cards from which we gather demographic and marketing information. Our proprietary databases contain information on approximately 400 million consumers and businesses worldwide. The original data is compiled and processed utilizing our proprietary software and systems and distributed to customers in a variety of user-friendly and value-add formats. Our products and services include consumer credit information, information database management, marketing information, business credit information, decisioning and analytical tools, and identity verification services which enable businesses to make informed decisions about extending credit or service, manage portfolio risk, and develop marketing strategies for consumers and small businesses. We also enable consumers to manage and protect their financial affairs through a portfolio of products that we sell directly via the Internet and in various hard-copy formats.

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

The North American reportable segment is made up of three operating segments:

  Information Services
  Marketing Services
  Personal Solutions (formerly referred to as Consumer Direct)

The Europe and Latin America reportable segments are made up of varying mixes of three product lines: Information Services, Marketing Services, and Personal Solutions. Detailed financial results and segment information are provided in Part I, Item 1, Financial Statements—Notes to Consolidated Financial Statements, Note 12, Segment Information.

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

We see material opportunities for growth through our ability to identify and enhance our customers’ decisioning intelligence to more effectively interact with, and serve, their customers; broadening our Personal Solutions offerings to consumers; and ultimately moving our own businesses further up our value chain from data to analytics and decisioning technology – the main driver of growth and differentiation in our North American business units.

Management focuses on a variety of key indicators to monitor operating and financial performance.  These indicators include measurements of revenue growth, operating income, operating margin, income from continuing operations, diluted earnings per share, capital expenditures and cash flow.  The monitoring of these indicators, as well as Equifax’s corporate governance practices, is used to ensure that business vitality is maintained and effective control is exercised.  The success of these measures is reflected in the steady growth of our business and in our strong financial position.  Our strong financial position, in turn provides flexibility for future investments and growth.

Results of Operations

Overview of the three months ended September 30, 2004 and 2003

GAAP Performance Highlights:

  Consolidated revenue was $323.0 million, up 4%;

  Income from continuing operations was $52.7 million, unchanged;

  Earnings per share were $0.40, up 3%;

  Consolidated operating margin increased to 30% from 29%;

  Cash flow from operations was $93.7 million, up 3%;

  North America revenue was $260.8 million, up 2%;

  North America Information Services revenue was $177.3 million, up 1%

  North America Marketing Services revenue was $60.0 million, down 3%;

  North America Personal Solutions revenue was $23.5 million, up 26%;

  Europe revenue was $38.6 million, up 22%; and

  Latin America revenue was $23.6 million, up 10%.

NON-GAAP Performance Highlights:

  Consolidated revenue  - excluding mortgage-related and eMarketing revenue was $268.2 million, up 8%;

  Free cash flow was $80.9 million, up 4%; and

  The impact of an increase in the effective tax rate for the quarter from 37.5% to 39.8% was $2.1 million, or $0.01 per share decline in earnings per share.

Overview Notes:

  Consolidated revenue grew 4% for the third quarter of 2004 compared to 2003 due primarily to growth in the U.K. and Personal Solutions.

  In North America, our largest reportable segment, a trend established during the first six months of the year continued – declines in our mortgage-related revenue were offset by growth in other parts of our U.S. Consumer and Commercial information business, primarily in services provided to financial services, telecommunications and utility customers.

  Our Marketing Services businesses improved operating profit through improved expense control compared to 2003.

  We continue to prepare for the initial phase-in of consumer eligibility for a free annual credit report, upon request, beginning on December 1, 2004.  See “FACT Act Update” below.

  The increase in the effective tax rate in the third quarter of 2004 is primarily the result of increased tax expense due to limitations on our ability to utilize foreign tax credits.

Our segment results for the quarters ended September 30, 2004 and 2003 are as follows:

	Third Quarter
	2004	% of Revenue	2003		% of Revenue	$ Change		% Change

(In millions)
Operating Revenue:
Equifax North America
Information Services	$177.3	55%	$176.2		57%	$1.1		1%
Marketing Services	60.0	19%	61.7		20%	(1.7)		(3%)
Personal Solutions	23.5	7%	18.7		6%	4.8		26%
North America—Total	260.8	81%	256.6		83%	4.2		2%
Equifax Europe	38.6	12%	31.7		10%	6.9		22%
Equifax Latin America	23.6	7%	21.5		7%	2.1		10%
	$323.0	100%	$309.8		100%	$13.2		4%

Operating Income:	2004	Profit Margin	2003		Profit Margin	$ Change		% Change
Equifax North America
Information Services	$73.3	41%	$80.0		45%	$(6.7)		(8%)
Marketing Services, net	21.5	36%	7.1		12%	14.4		203%
Personal Solutions	4.4	19%	2.3		12%	2.1		91%
North America—Total	99.2	38%	89.4		35%	9.8		11%
Equifax Europe, net	8.1	21%	4.9		15%	3.2		65%
Equifax Latin America	4.7	20%	6.0		28%	(1.3)		(22%)
General Corporate Expense	(16.6)	nm	(11.5)		nm	(5.1)		44%
	$95.4	30%	$88.9	*	29%	$6.5	*	7%

nm – not meaningful
* Does not total due to rounding

Our North America revenue for the quarters ended September 30, 2004 and 2003 is as follows:

	Third Quarter
	2004	% of Revenue	2003	% of Revenue	$ Change	% Change
(In millions)
Equifax North America Revenue:
U.S. Consumer and Commercial Services	$134.1	52%	$134.6	53%	$(0.5)	(0%)
Mortgage Services	18.8	7%	18.3	7%	0.5	3%
Canadian Operations	24.4	9%	23.3	9%	1.1	5%
Total North America Information Services	177.3	68%	176.2	69%	1.1	1%

Credit Marketing Services	36.7	14%	35.5	14%	1.2	3%
Direct Marketing Services	23.3	9%	26.2	10%	(2.9)	(11%)

Total Marketing Services	60.0	23%	61.7	24%	(1.7)	(3%)

Personal Solutions	23.5	9%	18.7	7%	4.8	26%

	$260.8	100%	$256.6	100%	$4.2	2%

Revenue for the third quarter of 2004 maintained the trends established in the first six months of 2004, increasing $13.2 million or 4% compared to 2003 with growth in Personal Solutions, Europe and Latin America being slightly offset by a small decrease in Marketing Services.  Consolidated operating margin for the quarter ended September 30, 2004, was 30% compared to 29% for the prior year with total costs and expenses as a percent of total revenue decreasing to 70% from 71% the prior year.  The primary cause of our reduction in operating expenses in 2004 is reduced amortization resulting from our December 2003 and June 2004 impairments.

North America operating profit for the quarter ended September 30, 2004, improved $9.8 million, or 11%, compared to 2003 due primarily to cost containment in our Marketing Services businesses  as a result of our December 2003 restructuring.  Operating profit in Europe improved $3.2 million, or 65%, due primarily to revenue growth in our UK businesses.  Operating profit in Latin America decreased $1.3 million, or 22%, driven primarily by increased data costs in our Brazilian operations.

Equifax North America

Information Services

U.S. Consumer and Commercial Services revenues for the third quarter of 2004 decreased by $0.5 million when compared to the same period in 2003 due to a reduction in mortgage-related revenue for the quarter partially offset by increased volume in financial services, utilities and telecommunications.  In our Consumer Information business, volume increased 6%.  Average price per unit was lower due to a shift in industry mix of volume from our mortgage-related products to financial services, utilities and telecommunications.  Mortgage Services revenue increased 3% for the quarter ended September 30, 2004, when compared to the same period in 2003, counter to the prevailing trends in the mortgage marketplace primarily due to new customers and increased market share.  Canadian operations increased $1.1 million or 5%, including the favorable impact of currency, revenue was flat when compared to 2003.  Third quarter operating income was $73.3 million for Information Services, a decrease of $6.7 million or 8%.  The decrease in operating income is primarily the result of reduced mortgage-related revenue due to a shift in industry mix and increased costs in correlation to increased volume in our financial services, utilities and telecommunications vertical lines of business.

Marketing Services

Credit Marketing Services revenues for the third quarter of 2004 increased $1.2 million, or 3%, compared to the same period in 2003.  The year-over-year comparison is primarily due to net volume increases.  Direct Marketing Services revenues decreased by $2.9 million, or 11%, with reduced eMarketing revenue from volume decreases being the primary cause of the decrease, partially offset by increases in our traditional mail products when the third quarter of 2004 is compared to the same period in 2003.  Third quarter operating income was $21.5 million for Marketing Services, an increase of $14.4 million, or 203%, resulting from the elimination of eMarketing operating losses as a result of our December 2003 eMarketing restructuring.

Personal Solutions

Personal Solutions revenues for the third quarter of 2004 increased $4.8 million, or 26%, compared to the same period in 2003 due to increased volume.  Third quarter operating income was $4.4 million for Personal Solutions, an increase of $2.1 million, or 91%, primarily on improved cost management.

Equifax Europe

Equifax Europe continued to improve its profit and operating margins through increased revenue, expense reductions and operating efficiencies. Positive performance in our consumer line resulted in improved profit in the United Kingdom. This improvement was partially offset by losses in Italy.   In the third quarter of 2004, we recorded a gain of $0.5 million on the final disposition of the Spain discontinued operations.  See Note 4 in the Notes to Consolidated Financial Statements.

Equifax Europe revenues increased from $31.7 million in the third quarter of 2003 to $38.6 million in the same period 2004, including $0.4 million in operating losses in our Italian business and a favorable currency impact of $4.1 million. Our United Kingdom operations generated 81% of Equifax Europe's revenues in the third quarter of 2004.

Operating income for the third quarter of 2004 increased $3.2 million, or 65%, when compared to the same period a year ago. The improvement in operating income was driven by increased volume, expense reductions, operating efficiencies and the impact of foreign currency.

Equifax Latin America

Revenues of our Equifax Latin America segment increased 10% to $23.6 million in the third quarter of 2004. Local currency fluctuation against the U.S. dollar favorably impacted our Latin America revenues by $0.3 million.

Operating income decreased to $4.7 million for the quarter ended September 30, 2004, compared to $6.0 million for the same period in 2003. This decrease was primarily the result of slower revenue growth and increased data costs in our Brazilian operations.  Equifax Latin America operating margin was 20% for the three months ended September 30, 2004, versus 28% for the same period in 2003.

General Corporate

Our "general corporate expenses" are expenses that are incurred at the corporate level and have no clear relationship in their support of our business units, and ultimately the reportable segments. These expenses include shared services and administrative and legal expenses. General corporate expense was $16.6 million for the three months ended September 30, 2004, compared to $11.5 million for the same period in 2003.  This increase was primarily driven by increased benefits costs and professional fees.

Overview of the nine months ended September 30, 2004 and 2003

GAAP Performance Highlights:

  Consolidated revenue was $955.5 million, up 2%;

  Income from continuing operations was $177.1 million, unchanged;

  Earnings per share were $1.32, up 22%;

  Consolidated operating margin increased to 28% from 27%;

  Cash flow from operations was $207.7 million, up 7%;

  North America revenue was $775.2 million, unchanged;

  North America Information Services revenue was $527.3 million, up 1%

  North America Marketing Services revenue was $175.1 million, down 15%;

  North America Personal Solutions revenue was $72.8 million, up 43%;

  Europe revenue was $114.2 million, up 21%; and

  Latin America revenue was $66.1 million, up 16%.

NON-GAAP Performance Highlights:

  Consolidated revenue  - excluding mortgage-related and eMarketing revenue was $268.2 million, up 8%; and
  Free cash flow was $174.7 million, up 11%.

Overview Notes:

  Consolidated revenue grew 3% for the nine months ended 2004 compared to 2003 due primarily to growth in Personal Solutions, Europe, and Latin America more than offsetting decreased revenue in Marketing Services.

  In North America, our largest reportable segment, a trend established during the first six months of the year continued – declines in our mortgage-related revenue were offset by growth in other parts of our U.S. Consumer and Commercial information business, primarily in services provided to financial services, telecommunications and utility customers.

  Our Marketing Services businesses improved operating profit through improved expense control compared to 2003.

  We continue to prepare for the initial phase-in of consumer eligibility for a free annual credit report, upon request, beginning on December 1, 2004.  See “FACT Act Update” below.

Nine months ended September 30, 2004 and 2003

Our segment results for the nine months ended September 30, 2004 and 2003 are as follows:

	YTD
	2004	% of Revenue	2003	% of Revenue	$ Change	% Change
(In millions)
Operating Revenue:
Equifax North America
Information Services	$527.3	55%	$520.9	56%	$6.4	1%
Marketing Services	175.1	18%	205.1	22%	(30.0)	(15%)
Personal Solutions	72.8	8%	50.9	6%	21.9	43%

North America—Total	775.2	81%	776.9	84%	(1.7)	(0%)
Equifax Europe	114.2	12%	94.4	10%	19.8	21%
Equifax Latin America	66.1	7%	57.1	6%	9.0	16%
	$955.5	100%	$928.4	100%	$27.1	3%

Operating Income:	2004	Profit Margin	2003	Profit Margin	$ Change	% Change
Equifax North America
Information Services	$222.7	42%	$235.1	45%	$(12.4)	(5%)
Marketing Services	52.5	nm	29.4	nm	23.1	79%
Marketing Services asset impairment & related charges	(2.3)	nm	–	nm	(2.3)	nm
Marketing Services, net	50.2	29%	29.4	14%	20.8	71%
Personal Solutions	16.6	23%	5.7	11%	10.9	191%

North America—Total	289.5	37%	270.2	35%	19.3	7%
Equifax Europe	19.4	nm	13.4	nm	6.0	45%
Equifax Europe asset impairment & related charges	(5.3)	nm	–	nm	(5.3)	nm
Equifax Europe, net	14.1	12%	13.4	14%	0.6	5%
Equifax Latin America	12.3	19%	13.9	24%	(1.6)	(12%)
General Corporate Expense	(46.4)	nm	(42.7)	nm	(3.7)	9%
	$269.5	28%	$254.8	27%	$14.7	6%

* nm – not meaningful

Our North America revenue for the nine months ended September 30, 2004 and 2003 is as follows:

	YTD
	2004	% of Revenue	2003	% of Revenue	$ Change	% Change
(In millions)
Equifax North America Revenue:
U.S. Consumer and Commercial Services	$398.2	52%	$397.7	51%	$0.5	0%
Mortgage Services	56.7	7%	56.4	7%	0.3	1%
Canadian Operations	72.4	9%	66.8	9%	5.6	8%
Total North America Information Services	527.3	68%	520.9	67%	6.4	1%

Credit Marketing Services	103.1	14%	113.7	14%	(10.6)	(9%)
Direct Marketing Services	72.0	9%	91.4	12%	(19.4)	(21%)

Total Marketing Services	175.1	23%	205.1	26%	(30.0)	(15%)

Personal Solutions	72.8	9%	50.9	7%	21.9	43%

	$775.2	100%	$776.9	100%	$(1.7)	(0%)

Revenue for the first nine months of 2004 increased $27.1 million, or 3%, compared to 2003 with growth in Personal Solutions, Europe and Latin America offsetting a decrease in Marketing Services.  Consolidated operating margin for the nine months ended September 30, 2004, was 28% compared to 27% for the prior year with total costs and expenses as a percent of total revenue decreasing to 72% from 73% the prior year.  Driving the reduction in operating expenses in 2004 is reduced amortization resulting from our December 2003 and June 2004 impairments.

North America operating profit for the nine months ended September 30, 2004, improved $9.8 million, or 11%, compared to 2003 due primarily to cost containment in our Marketing Services businesses  as a result of our December 2003 restructuring.  Operating profit in Europe improved $6.0 million or 45% due primarily to cost containment and revenue growth in our UK businesses.  Operating profit in Latin America decreased $1.6 million, or 12%, driven primarily by increased data costs in our Brazilian operations.

Equifax North America

Information Services

U.S. Consumer and Commercial Services revenues for the nine months ended September 30, 2004, increased by $0.5 million when compared to the same period in 2003 due to increased volume in financial services, utilities and telecommunications slightly offsetting a reduction in mortgage-related revenue for the year-to-date.  In our Consumer Information business, volume increased 10%.  Average price per unit was lower due to a shift in industry mix of volume from our mortgage-related products to financial services, utilities and telecommunications.  Mortgage Services revenue increased 1% for the nine months ended September 30, 2004, when compared to the same period in 2003, counter to the prevailing trends in the mortgage marketplace.  Canadian operations increased $5.6 million or 8%, net of the $4.9 million favorable impact of currency, revenue was up slightly when compared to 2003.  For the nine months ended September 30, 2004, operating income was $222.7 million for Information Services, a decrease of $12.4 million or 5%.  The decrease in operating income is primarily the result of reduced mortgage-related revenue due to a shift in industry mix and increased costs in correlation to increased volume in our financial services, utilities and telecommunications vertical lines of business.

Marketing Services

Credit Marketing Services revenues for the first nine months of 2004 decreased $10.6 million, or 9%, compared to the same period in 2003.  The year-over-year comparison is primarily due to net volume decreases.  Direct Marketing Services revenues decreased by $19.4 million, or 21%, with reduced eMarketing revenue from volume decreases being the primary cause of the decrease, partially offset by increases in our traditional mail products when the first nine months of 2004 are compared to the same period in 2003.  Year-to-date operating income was $52.5 million for Marketing Services, an increase of $23.1 million, or 79%, resulting from the elimination of eMarketing operating losses as a result of our December 2003 eMarketing restructuring.

Personal Solutions

Personal Solutions revenues for the first nine months of 2004 increased $21.9 million, or 43%, compared to the same period in 2003 due to increased volume.  Year-to-date operating income was $16.6 million for Personal Solutions, an increase of $10.9 million, or 191%, with operating margin improving to 23% compared to last year’s 11% on revenue growth in 2004.

Equifax Europe

Equifax Europe continued to improve its profit and operating margins through increased revenue, expense reductions and operating efficiencies. Positive performance in our consumer line resulted in improved profit in the United Kingdom. This improvement was partially offset by losses in Italy.   In the third quarter of 2004, we recorded a gain of $0.5 million on the final disposition of the Spain discontinued operations.  See Note 4 in the Notes to Consolidated Financial Statements.

Equifax Europe revenues increased from $94.4 million for the first nine months of 2003 to $114.2 million in the same period 2004, including $1.4 million in operating losses in our Italian business and a favorable currency impact of $12.6 million. Our United Kingdom operations generated 80% of Equifax Europe's revenues in the first nine months of 2004.

In the second quarter of 2004, continued losses in Italy triggered an impairment analysis in our Italian business.  We used estimates of future cash flows to test the recoverability of the assets of the Italian business and concluded that there was an impairment.  The assets of the Italian business were written down by $5.3 million to their estimated fair value.  See Note 5 in the Notes to Consolidated Financial Statements.

Operating income for the first nine months of 2004 increased $6.0 million, or 45%, to $19.4 million when compared to the same period a year ago, driven by increased volume, expense reductions, operating efficiencies and the impact of foreign currency.

Equifax Latin America

Revenues of our Equifax Latin America segment increased 16% to $66.1 million for the first nine months of 2004. Local currency fluctuation against the U.S. dollar favorably impacted our Latin America revenues by $3.6 million.

Operating income decreased to $12.3 million for the nine months ended September 30, 2004, compared to $13.9 million for the same period in 2003, primarily from increased data costs in our Brazilian operations.  Equifax Latin America operating margin was 19% for the nine months ended September 30, 2004, versus 24% for the same period in 2003.

General Corporate

Our "general corporate expenses" are expenses that are incurred at the corporate level and have no clear relationship in their support of our business units, and ultimately the reportable segments. These expenses include shared services and administrative and legal expenses. General corporate expense was $46.4 million for the nine months ended September 30, 2004, compared to $42.7 million for the same period in 2003.  This increase was primarily due to increased benefits costs and professional fees.

Consolidated Outlook

During the remainder of 2004 we expect:

  Declines in our mortgage-related revenue, when comparing 2004 to 2003, to continue to be offset by growth in other parts of our U.S. Consumer and Commercial Information Services business, primarily our financial services, utilities and telecommunications vertical lines of business.

  Continued improvement of our Marketing Services business will depend on the economic recovery. Economic growth will drive the need for our Marketing Services.

  Personal Solutions will grow, aided by consumer focus on fiscal responsibility and identity theft. As consumer awareness increases regarding fiscal responsibility and identify theft, we have an opportunity to market additional Personal Solutions products directly to consumers. We expect to benefit from the introduction of new products and increased advertising in major markets, although in the short-term, we expect a there to be a temporary adverse impact from the step-up in expenses.

  Completion of the investment in infrastructure needed to meet the requirements of the FACT Act and preparation for the initial phase of consumer eligibility for a free annual credit report on December 1, 2004.  See “FACT Act Update” below.

  We anticipate the effective tax rate will return to a range of 37% to 38% in the 4th quarter of 2004.

FACT Act Update

As previously reported, the Fair and Accurate Credit Transactions Act of 2003 (FACT Act) was enacted on December 4, 2003 and applies to our U.S. consumer credit reporting business.  The FACT Act amended the federal Fair Credit Reporting Act (FCRA) and made the state law preemption provisions of the FCRA permanent so we, and our customers, can continue to operate uniformly on a nationwide basis.   Among other things, the FACT Act will require us to provide free annual credit file disclosures to consumers upon their request.  These disclosures must be requested through a centralized request facility which we and the other nationwide credit reporting agencies must establish and support.  For additional information concerning the FACT Act, see our Form 10-Q for the quarter ended June 30, 2004, in the Management’s Discussion and Analysis section on pages 17-18 under the caption “Current Developments”.

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

As previously announced, on December 1, 2004, we will begin to assess a regulatory recovery fee for each of certain online business-to-business products.  This fee is intended to offset the significant additional costs we will incur to comply with the FACT Act.  Although we believe the regulatory recovery fee will offset our FACT Act compliance costs, this outcome will depend on the competitive marketplace, customer acceptance and the net impact of the other uncertainties noted above which remain difficult to predict.  If these uncertainties are resolved in a manner adverse to us, the FACT Act could have a material adverse impact on our earnings in 2005.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash flows provided by our operating activities, our revolving credit facilities and cash and cash equivalents on hand.

Our ability to generate cash from our operations is one of our fundamental financial strengths.  We use cash flows from operations, along with borrowings, to fund growth initiatives, to fund capital expenditures, to make acquisitions, to retire outstanding indebtedness, to pay dividends and purchase outstanding shares of our common stock.

Cash from Operations

For the nine months ended September 30, 2004, we generated $207.7 million of cash flow from operating activities compared to $193.5 million, a 7% increase for the nine months ended September 30, 2003.  For the nine months ended September 30, 2004, we generated $174.7 million of free cash flow (a non-GAAP measure) compared to $156.8 million, an 11% increase for the nine months ended September 30, 2003.  The major source of cash flow for the first nine months of 2004 was net income of $177.2 million, net of a pretax gain on the sale of our investment in Intersections Inc. of $36.8 million, net of gain from discontinued operations in Spain of $0.1 million, $61.3 million for depreciation and amortization, $7.6 million for asset impairment and related charges and timing differences in deferred income taxes.

Investing Activities

Our investing activities for the first nine months of 2004 and 2003 provided cash of $7.6 million in 2004 and used $78.8 million, in the same period in 2003.  Capital expenditures used cash in the amounts of $33.0 million and $36.7 million for the first nine months of 2004 and 2003, respectively.  Our capital expenditures are used for developing, enhancing and deploying new and existing technology platforms, replacing or adding equipment, updating systems for regulatory compliance, the licensing of software applications and investing in disaster recovery systems.  We expect to use approximately $55.0 million for non-FACT Act-related capital expenditures and $10.0 million for FACT Act-related expenditures for 2004.  FACT Act-related capital expenditures used $7.1 million for the nine months ended September 30, 2004.

In addition to capital expenditures, we used cash of $17.4 million and $40.7 million for the first nine months of 2004 and 2003, respectively, for acquisitions.  During the first nine months of 2004, in order to continue to grow our credit data franchise, we acquired the credit files, contractual rights to territories (generally states or integration areas), and customer relationships and related businesses of three independent credit reporting agencies, two in the United States and one in Canada, that house consumer information on our system. We acquired these businesses for $17.4 million in cash.  We acquired consumer credit files, contractual rights to territories, and customer relationships and related businesses from four affiliates and a small email marketing business for $42.7 million primarily in cash in the first nine months of 2003.

As previously reported, on May 5, 2004, Equifax, through its wholly owned subsidiary CD Holdings, Inc., completed the sale of 3,755,792 shares of stock it owned in Intersections Inc., a provider of identity theft protection and credit management services, in an underwritten public offering of common stock for net proceeds of $59.4 million.  The book value of our investment in Intersections was $22.3 million, including accrued interest of $2.3 million, and in the second quarter of 2004, we recorded, net of income taxes of $13.8 million, a net gain of $23.0 million.

Financing Activities

Net cash used by financing activities during the first nine months of 2004 totaled $229.1 million, compared with net cash used by financing activities during the first nine months of 2003 that totaled $115.5 million.  Net payments for short-term debt were $133.1 million and $11.5 million for the first nine months of 2004 and 2003, respectively.  Additions to long-term debt were $155.3 million for the first nine months of 2003.  Payments on our long-term debt were $0.6 million and $202.5 million for the first nine months of 2004 and 2003, respectively.  Additionally, we used $103.0 million during the first nine months of 2004 for the purchase of 4.1 million shares of our common stock at an average price of $25.09.  In March 2004, we increased our dividend per share from $0.02 per share to $0.03 per share.  We paid cash dividends of $11.0 million and $8.4 million for the nine months ended 2004 and 2003, respectively.  We received cash of $22.5 million and $16.7 million for the nine months of 2004 and 2003, respectively, from the exercise of stock options.

At September 30, 2004, our remaining authorized share repurchase program was approximately $274.3 million.

Cash and Cash Equivalents

Our cash and cash equivalents balance was $22.7 million and $39.3 million at September 30, 2004 and December 31, 2003, respectively.

Revolving Credit Facilities

In August 2004, we entered into a new five-year, $500.0 million senior unsecured revolving credit agreement.  The new facility provides for a variable interest rate tied to a Base Rate, or LIBOR plus a specified margin, or competitive bid options similar to those contained in the previous facility.  The new facility replaces the $465.0 million facility that consisted of a $160.0 million 364-day portion and a $305.0 million multi-year portion.  The weighted average interest rate of borrowings outstanding under this facility was approximately 2.5% as of September 30, 2004. The agreement governing this facility contains various covenants and restrictions, including, among other things, limitations on liens, subsidiary debt, mergers, liquidation, asset dispositions, acquisitions and maintenance of certain financial covenants. Our borrowings under this facility, which have not been guaranteed by any of our subsidiaries, are unsecured and will rank on parity in right of payment with all of our other unsecured and unsubordinated indebtedness from time to time outstanding. As of September 30, 2004, we had $486.1 million of borrowing capacity available under our $500.0 million revolving credit facility.

On September 7, 2004, we entered into a new trade receivables-backed revolving credit facility.  Under the terms of the transaction, a wholly-owned subsidiary of Equifax may borrow up to $125 million, subject to borrowing base availability and other terms and conditions.  Equifax will use the net proceeds received from the sale of its trade receivables to the subsidiary for general corporate purposes.  The credit facility has an expiration date of September 6, 2005, but may be extended for an additional period of up to three years if specified conditions are satisfied.  Loans will bear interest based on commercial paper rates, LIBOR or Base Rate plus a specified margin.   Outstanding debt under the facility will be consolidated on Equifax’s balance sheet for financial reporting purposes.  As of September 30, 2004, $10.0 million was outstanding under this facility.

One of our Canadian subsidiaries had an unsecured, 364-day C$100 million revolving credit facility that expired on September 30, 2004.  The agreement provides for borrowings tied to the Prime Rate, Base Rate, LIBOR and Canadian Banker’s Acceptances, and contains financial covenants related to interest coverage, funded debt to cash flow, and limitations on subsidiary indebtedness.  We guaranteed the indebtedness of our Canadian subsidiary under this credit facility.  As of September 30, 2004, C$3.0 million (US$2.4 million) was outstanding under this facility.  The bank agreed to carry the amounts outstanding under the facility on a demand basis following the expiration of the revolver on September 30, 2004, and the remaining balance was settled on October 8, 2004.

The bank is reviewing a request from the Company to put into place a new 364-day C$25 million revolving credit facility with the same Canadian subsidiary which had been the obligor on the C$100 million facility which expired September 30, 2004.  The Company anticipates that its request will be approved by the bank prior to November 30, 2004, and that the terms and conditions of the new facility will be essentially the same as those obtained under the previous C$100 million revolving credit agreement which expired on September 30, 2004.

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

We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders, and restructure our long-term debt for strategic reasons, or to further strengthen our financial position.  The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders.  In addition, we will, from time to time, consider acquiring and investing in, complementary businesses, products, services and technologies, and repurchasing and retiring debt, which might affect our liquidity requirements or cause us to issue additional equity or debt securities.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements

Other than facility leasing arrangements, we do not engage in off-balance sheet financing activities. We have entered into a synthetic lease on our Atlanta corporate headquarters building in order to provide us with favorable financing terms with regard to this facility. This $29.0 million lease was entered into in 1998 and expires in 2010. Total lease payments for the remaining term were $10.2 million at September 30, 2004. Under this synthetic lease arrangement, we have also guaranteed the residual value of the leased property to the lessor. In the event that the property were to be sold by the lessor at the end of the lease term, we would be responsible for any shortfall of the sales proceeds, up to a maximum amount of $23.2 million, which equals 80 percent of the value of the property at the beginning of the lease term. We believe that the fair market value of this property exceeds the amount of the guarantee.

Letters of Credit and Guarantees

We will, from time to time, issue standby letters of credit, performance bonds or other guarantees in the normal course of our business. The aggregate notional amount of all performance bonds and standby letters of credit is less than $8.0 million. We provide these guarantees from time to time to support the needs of our operating units. Except for our guarantee of the synthetic lease referred to above, our only outstanding guarantee that is not reflected as a liability on our balance sheets was extended in connection with the sale of our risk management collections business to RMA Holdings, LLC (RMA) in October 2000, at which time we guaranteed the operating lease payments of a partnership affiliated with RMA. The operating lease, which expires December 31, 2011, has a remaining balance of $8.7 million based on the undiscounted value of remaining lease payments at September 30, 2004. Our obligations under this guarantee are not secured. We believe the likelihood of demand for payment under this instrument is minimal and expect no material losses to occur in connection with this guarantee.

Employee Benefits

For 2004, we have met our minimum funding requirement under the Employee Retirement Income Security Act of 1974 (ERISA) for our U.S. Retirement Income Plan (USRIP), a non-contributory qualified retirement plan covering most of our U.S. salaried employees. We made a discretionary contribution of $20.0 million to the USRIP during the quarter ended March 31, 2004. We do not expect to have to make minimum contributions under ERISA to the USRIP prior to 2009. The Pension Funding Equity Act of 2004, which became law on April 10, 2004, provides defined benefit plan quarterly contribution relief for plan years beginning in 2004 and 2005. Also, we expect no minimum funding requirements until 2007 for our Canadian Retirement Income Plan, a defined benefit plan for most salaried employees in Canada pursuant to the Income Tax Act as administered by the Canada Customs and Revenue Agency.

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

As discussed in our Form 10-K for 2003, the other postretirement benefits obligation, and postretirement benefit expense recognized through September 30, 2004, includes the expected impact of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, which was enacted on December 8, 2003.

Our postretirement benefits obligations reflect that we will recognize the 28% subsidy as an offset to healthcare plan costs and this is reflected as an actuarial experience gain in the calculation of our accumulated postretirement benefit obligation. This gain is reflected in net periodic benefit cost. For retirees paying no premiums for coverage, the 28% subsidy is expected to reduce our prescription drug plan costs by about $389 per individual in 2006 and this amount is expected to increase by the valuation trend rates. Our actuaries have determined that our prescription drug plan provides a benefit that is at least actuarially equivalent to the Medicare prescription drug plan. The obligations assume no change to the participation assumption. For retirees paying a premium of more than 40% of total medical costs, the Medicare prescription drug subsidy is not reflected.

Subsidiary Funds Transfer Limitations

The ability of certain of our subsidiaries and associated companies to transfer funds is limited in some cases by foreign government regulations. At September 30, 2004, the amount of equity subject to such restrictions for consolidated subsidiaries was not material.

Inflation

We do not believe that the rate of inflation has had a material effect on our operating results. However, inflation could adversely affect our future operating results if it were to result in a substantial weakening in general economic conditions.

Forward-Looking Statements

 The preceding discussion contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Words such as "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "seeks," "plan," "project," "continue," "predict," and other words or expressions of similar meaning are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are based on our current expectations about future events or results and information that is currently available to us, involve assumptions, risks and uncertainties, and speak only as of the date on which such statements are made. Our actual results may differ materially from the results discussed in such forward-looking statements. Important factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to those discussed under the heading "Forward-Looking Statements" and in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors," in our annual report on Form 10-K for the fiscal year ended December 31, 2003, and those set forth in our other filings with the SEC. We caution that the risks and factors discussed in our 2003 Form 10-K and in such other filings and press releases are not exclusive. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 For information regarding our exposure to certain market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2003. There were no material changes to our market risk exposure during the first nine months of 2004.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out by Equifax’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by the report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

 ITEM 1.      LEGAL PROCEEDINGS

As previously reported, in November 2001, the landlord of our former headquarters facility brought an action, 1600 Peachtree, L.L.C. v. Equifax Inc., against us in the Superior Court of Fulton County, Georgia, which asserts claims related to our guaranty obligations under our lease termination agreement. This lawsuit seeks damages of approximately $28.0 million, substantially all of which represents future rent contingencies, and punitive damages. On motions for summary judgment, the Superior Court ruled against our discharge defense and against plaintiff's fraud claim. On June 29, 2004, the Georgia Court of Appeals affirmed the Superior Court’s rulings. Both parties appealed these rulings to the Georgia Supreme Court, which on September 27, 2004 declined to hear the appeals. The remaining issues in the case will now be tried in the Superior Court.  No trial date has been set.  We intend to  continue to contest in the Superior Court the damages claimed by the plaintiff.

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

As previously reported, on April 28, 2004, in a case captioned Softbank Capital Partners LP, et al. v. Equifax Inc. and Naviant, Inc., certain of the former shareholders of Naviant filed suit in the U.S. District Court for the Southern District Florida seeking declaratory relief to prevent Equifax and Naviant from proceeding with the arbitration discussed in the preceding paragraph, except for claims asserted against Softbank Capital Partners LP, as Shareholders’ Representative, for certain indemnified losses capped at the amount of a $10 million escrow fund specified in the agreement pursuant to which Equifax acquired Naviant. The parties have agreed to an expedited briefing schedule on the issues presented by the motion for summary judgment filed by plaintiffs and the motion to dismiss filed by Equifax and Naviant.  Although Equifax believes it and Naviant have substantial factual and legal defenses to the plaintiffs’ claims, we cannot predict at this time the probable outcome of this matter.

On August 13, 2004, in a case captioned Equifax Inc. v. Austin Ventures VII, L.P., et al., Equifax filed suit in the U.S. District Court for the Southern District of Florida to preserve its claims against the shareholder sellers of Naviant pending the arbitration proceeding described above.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18 (a) (3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 30, 2004:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1—July 31, 2004	150,000	$24.12	150,000	$58,667,555
August 1—August 31, 2004	1,048,400	$24.32	1,048,400	$283,168,547
September 1—September 30, 2004	357,200	$24.87	357,200	$274,283,405

Total	1,555,600	$24.43	1,555,600	$274,283,405

(1)All shares were purchased in open market transactions under Equifax’s publicly-announced share repurchase program.  Excludes 10,413 shares accepted in satisfaction of the exercise price of stock options upon option exercises.

(2)Average price paid per share includes brokerage commissions.

(3)Our publicly announced share repurchase program was last amended by our Board of Directors on August 6, 2004, to authorize the repurchase of $250.0 million of our common stock (in addition to $33.2 million remaining from the Board’s previous authorization on February 6, 2002) of Equifax common stock from time to time, directly or through brokers or agents, and has no stated expiration date.

ITEM 6.  EXHIBITS

The following is a complete list of Exhibits included as part of this Report. A list of those documents filed with this Report is set forth on the Index to Exhibits appearing elsewhere in this Report and is incorporated by reference:

Exhibit No.	Description
31.1	Certification of Thomas F. Chapman, Chairman and Chief Executive Officer of Equifax Inc., pursuant to Rule 13a-14(a).
31.2	Certification of Donald T. Heroman, Chief Financial Officer of Equifax Inc., pursuant to Rule 13a-14(a).
32.1	Certification of Thomas F. Chapman, Chairman and Chief Executive Officer of Equifax Inc., pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Donald T. Heroman, Chief Financial Officer of Equifax Inc., Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Financial measures that supplement generally accepted accounting principles.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUIFAX INC. (Registrant)
Date: November 4, 2004	By: /S/ THOMAS F. CHAPMAN Thomas F. Chapman Chairman and Chief Executive Officer

Date: November 4, 2004	/S/ DONALD T. HEROMAN Donald T. Heroman Chief Financial Officer

INDEX TO EXHIBITS

        The following documents are being filed with this Report.

Exhibit No.	Description
31.1	Certification of Thomas F. Chapman, Chairman and Chief Executive Officer of Equifax Inc., pursuant to Rule 13a-14(a).
31.2	Certification of Donald T. Heroman, Chief Financial Officer of Equifax Inc., pursuant to Rule 13a-14(a).
32.1	Certification of Thomas F. Chapman, Chairman and Chief Executive Officer of Equifax Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Donald T. Heroman, Chief Financial Officer of Equifax Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Financial measures that supplement generally accepted accounting principles.