Form 10-K
period 2004-12-31
EQUIFAX INC
filed 2005-03-16
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 001-06605

EQUIFAX INC.

(Exact name of registrant as specified in its charter)

Georgia	58-0401110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1550 Peachtree Street, N.W. Atlanta, Georgia	30309
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 404-885-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.25 par value per share	New York Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange

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
                ☒ YES                 ☐ NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price for the Common Stock as reported on the New York Stock Exchange composite tape on June 30, 2004, was $3,371,599,440. All executive offers, directors, and holders of 5% or more of the outstanding Common Stock of registrant have been deemed, solely for purposes of the foregoing calculation, to be “affiliates” of the registrant.

As of February 28, 2005, 134,804,062 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 17, 2005, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

EQUIFAX INC.
FORM 10-K
For the Year Ended December 31, 2004

FORWARD-LOOKING STATEMENTS

As used herein, the terms “Equifax,” “we,” “our,” and “us” refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

This Form 10-K and certain information incorporated herein by reference contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. In addition, certain statements included in our future filings with the Securities and Exchange Commission (SEC), in press releases, and in oral and written statements made by us or with our approval, that are not statements of historical fact, are forward-looking statements. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seeks,” “plan,” “project,” “continue,” “predict,” and other words or expressions of similar meaning are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are found at various places throughout this report and in the documents incorporated herein by reference. These statements are based on our current expectations about future events or results and information that is currently available to us, involve assumptions, risks, and uncertainties, and speak only as of the date on which such statements are made. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that may cause such a difference, include, but are not limited to those discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors, below, as well as: declines in the rate of growth, or absolute declines, in consumer spending and consumer debt in our market areas; interest rate increases or other factors that reduce mortgage refinancings or new mortgages; changes in the marketing techniques of credit card issuers; competitive products and pricing pressures and the company’s ability to gain or maintain share of sales as a result of actions by competitors and others; changes in estimates in critical accounting judgments; changes in or failure to comply with laws and regulations, including changes in the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax interpretations) in domestic or foreign jurisdictions; costs associated with compliance with the Fair and Accurate Credit Transactions Act of 2003; ability to successfully integrate acquisitions; exchange rate fluctuations and other risks associated with investments and operations in foreign countries; our ability to successfully develop and market new products and services, incorporate new technology and adapt to technological change; equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing; increased competitive pressures both domestically and internationally; and international conflict, including terrorist acts.

Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including future reports on Forms 10-K, 10-Q and 8-K, and any amendments thereto.

PART I

ITEM 1.                BUSINESS

Overview

We were founded in Atlanta, Georgia, in 1899, incorporated in Georgia in 1913, and have been known as Equifax Inc. since 1975. We have been publicly owned since 1965, listed on the New York Stock Exchange since 1971 and are a member of the S&P 500.

We collect, organize and manage numerous types of credit, financial, public record, demographic and marketing information regarding individuals and businesses. This information originates from a variety of sources including financial or credit granting institutions, governmental entities and consumers. Our proprietary databases contain information on more than 400 million consumers and businesses worldwide. The original data is compiled and processed utilizing our proprietary software and systems and distributed to customers in a variety of user-friendly and value-add formats. Our products and services include consumer credit information, information database management, marketing information, business credit information, decisioning and analytical tools, and identity verification services which enable businesses to make informed decisions about extending credit or service, mitigate fraud, manage portfolio risk, and develop marketing strategies for consumers and small businesses. We also enable consumers to manage and protect their financial affairs through a portfolio of products that we sell directly via the Internet and in various hard-copy formats.

We currently operate in 12 countries: North America (the U.S. and Canada), Europe (the U.K., Ireland, Spain and Portugal) and Latin America (Brazil, Argentina, Chile, El Salvador, Peru and Uruguay). We serve customers across a wide range of industries, including the financial services, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as state and federal governments. Our revenue stream is highly diversified with our largest customer providing less than 2% of total revenues.

Current Developments

Acquisition of APPRO Systems, Inc.

On March 15, 2005, we acquired APPRO Systems, Inc. (“APPRO”), a privately-held corporation headquartered in Baton Rouge, Louisiana. APPRO is a provider of automated credit risk management and financial technologies for consumer, commercial and retail banking lending operations. We paid $92.0 million in cash to the stockholders and optionholders of APPRO, subject to adjustment as provided in the merger agreement. The net cash impact to Equifax of the acquisition will be approximately $74.0 million after disposition of certain assets.

CEO Transition

On August 18, 2004, Equifax announced that Thomas F. Chapman, chairman and chief executive officer, informed the Board of Directors of his decision to retire after a successor is elected and the transition completed. The Board requested that Mr. Chapman remain through 2005 or such earlier period of time as would be necessary to ensure an orderly transition. On December 20, 2004, Equifax entered into a transition retirement agreement with Mr. Chapman for this purpose.

FACT Act of 2003

During 2004 we established, along with the other nationwide credit reporting agencies, a centralized request facility, Central Source, LLC, which is owned jointly by Equifax, Experian Information Solutions, Inc. and TransUnion LLC, to provide to consumers, upon their request, a free annual credit file disclosure. During 2005, the initial implementation of the annual free credit report required by the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”) will be completed, and our related regulatory recovery fee will remain in effect as we continue to address the challenges involved in complying with the FACT Act. We believe we have identified and produced cost efficiencies and productivity gains in our business which, when combined with the regulatory recovery fee, enable us to comply with the FACT Act while delivering the most efficient and effective service to our customers. Consumer use of the centralized request facility to date has been within the range of our budgeted estimates. For additional information on the FACT Act, see Part I, Business—“Government Regulation” below and Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors, below.

Segment Reporting

We manage our business and report our financial results through the following three reportable segments:

•       Equifax North America

•       Equifax Europe

•       Equifax Latin America

Each reportable segment, to varying degrees, is made up of three operating segments:

•       Information Services

•       Marketing Services

•       Personal Solutions (formerly referred to as Consumer Direct)

Detailed financial results and segment information are provided below in Part II, Item 8, Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements, Note 15, Segment Information.

Equifax North America

Overview

Equifax North America is our largest reportable segment and in 2004 generated 82% of our revenue and 89% of our operating profit before corporate expense. This segment includes results of our Information Services, Marketing Services and Personal Solutions operating segments in the U.S. and Canada. Approximately 2,558 employees were employed in Equifax North America as of December 31, 2004.

Our strategic objective for Equifax North America is to provide products that:

•       Enable customers to utilize an individual’s or small business’ credit history in determining with whom to do business;

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

Equifax has developed analytical tools for customers to use in their consumer oriented decisioning activities. These decisioning activities include numerous types of consumer interactions including customer acquisition, relationship management, e.g., up-selling, cross-selling and risk management.

Our Predictive Sciences solutions include (1) the statistical analysis of data, (2) enabling technology solutions that integrate software and computer technology to execute decision rules that enable our customers to utilize answers in real-time and (3) consulting with our customers in the formulation and execution of decision strategies to maximize revenue opportunities throughout our Information and Marketing Services businesses. We also sell our services to institutions that may not be customers for our information services utilizing our decisioning tool capabilities and enabling technologies.

Our enabling technologies include products such as ePort, Apply, Decision Power, ID Authentication and InterConnect. These platforms are developed in an Application Service Provider (ASP) format to allow for ease of integration into customers’ internal technology systems and to leverage Equifax’s extensive technological systems and communication networks.

Information Services

In Equifax North America, our Information Services operating segment consists of the following components: Consumer Services, Small Business Services, Mortgage Services and our Canadian Operations.

Our Consumer Services products and services are derived from the credit information that we maintain about individual consumers, and are the dominant products and services in our Equifax North America segment. We maintain information on approximately 250 million consumers in North America, where we are a market leader in Consumer Services. We offer a full range of Consumer Services products in our North America markets, including credit reporting, credit scoring, mortgage reporting, prescreen services, risk management, fraud detection and modeling services, together with certain of our decisioning products that facilitate pre-approved offers of credit and automate a variety of credit decisions. Our customers utilize the information we provide to make decisions for a wide range of credit and business purposes, such as whether to, and on what terms to, approve mortgage or auto loans, credit card applications, identity verification and similar business uses. Risk management and fraud detection and prevention services enable banks and financial institutions to monitor default rates by proactively managing their existing credit card accounts.

Customers of our Consumer Services products and services access them through a full range of electronic distribution mechanisms, including direct real-time access, which facilitates instant decisions for the immediate granting of credit. Customers of our Consumer Services products include banks, mortgage lenders, financial institutions, telecommunications and utility companies, retailers, automotive manufacturers and dealers, brokerage firms, insurance companies, healthcare providers and governments.

Our Commercial Services products and services are derived from our databases of credit and financial information about businesses. The sale of credit reports, scores and decisioning tools are the primary sources of revenue, and are purchased by a wide variety of customers. We have created a unique single source of small business credit information in the U.S., and maintain information on more than 25 million small businesses. Our Small Business Credit Report includes loan, credit card, public records data and leasing history as well as trade accounts receivable performance. Customers utilize our reports to make financial and marketing decisions.

Our Mortgage Services products, available only in the U.S., consist of specialized credit reports that combine the reports of the three major credit reporting agencies into one. Mortgage lenders use these reports in making their mortgage underwriting decisions.

Our operations in Canada include our Consumer and Commercial Services product lines, and these revenues are consolidated on a geographic basis as Canadian Operations. Personal Solutions revenues relating to Canada are reported in the results for that product line.

Marketing Services

Our Marketing Services operating segment includes our Credit Marketing and Direct Marketing products and services. Our Credit Marketing products and services, available in the U.S., Canada, Latin America and the U.K., utilize our consumer credit information databases through batch processing to help our customers acquire new customers and monitor current relationships using a variety of products and services including prescreen and account review services.

We offer a full range of credit and direct marketing products in the U.S., which provide customers with the tools they need to maximize and manage their customer marketing efforts, effectively utilize a variety of marketing methods, efficiently identify and acquire new customers and realize additional revenue from existing customers. Our Marketing Services products enable customers to:

•       Identify, target and reach the best prospects and customers;

•       Utilize our accurate and powerful consumer databases to manage their customer portfolios;

•       Segment customers according to particular criteria;

•       Select from specialty, self-reported or permission-based direct mailing lists;

•       Easily access online customer mailing lists;

•       Use “what-if” scenarios to create customized mailing lists online;

•       Improve their direct mail response rate; and

•       Reduce costs associated with unwanted or unnecessary mailings.

We provide Direct Marketing Services products, such as compiled, self-reported and permission-based consumer marketing databases and services, and integrated precision marketing tools that enable marketers to identify, target and build consumer relationships through postal and email marketing. Our targeted high quality demographic and lifestyle information lists and list performance services, which include data enhancement, list hygiene, modeling and analytical consulting, facilitate improved direct mail response and increased customer loyalty. Our products enable customers to target specifically defined market segments, individuals and to design more effective and economically efficient marketing campaigns. Customers include financial institutions, insurers, catalogers, publishers, technology companies, manufacturers and telecommunications companies.

Personal Solutions

We offer credit information directly to consumers in the U.S. via the Internet at www.equifax.com. Equifax Credit Profile® provides secure online access to a user-friendly credit report, Equifax Credit Watch™ is a subscription service that assists consumers in protecting against identity fraud, ScorePower® gives consumers access to their BEACON 96™ score and our 3-in-1 Credit Report™ combines reports from the three U.S. credit reporting agencies. We also offer insurance reports and scores and offline, paper versions of our products. In September 2003, we began offering Equifax Credit Profile to U.K. consumers. We now offer our consumer products in the U.S., Canada and the U.K. and intend to continue expanding our product offerings geographically through creative marketing strategies for profitable growth. Customers of our Personal Solutions products include consumers, as well as businesses that offer Personal Solutions products to their customers.

Equifax Europe

The Equifax Europe segment consists of our operations conducted in the U.K., Republic of Ireland, Spain and Portugal, and accounted for 11% of our 2004 revenue. The U.K. accounted for 88% of the segment’s revenue. We employ approximately 582 employees in the Equifax Europe segment.

Our Information Services product line is sold in each country that makes up the Equifax Europe segment except for Ireland, where we have support operations. These products are based on more than 40 million consumer credit records that we maintain. The Consumer Services products we provide in Equifax Europe include credit reporting, credit scoring, risk management, fraud detection and modeling services. Our Commercial Services products, such as business credit reporting and commercial risk management services, are only available in the U.K.

In the U.K., we also provide both Credit Marketing and Direct Marketing products and services, similar to the U.S. Our core offerings include prospect lists generation for marketing to businesses and consumers along with analytics supporting marketing campaigns. In September 2003, we launched our Personal Solutions products in the U.K. under the branding of myEquifax, a unique on-line service for consumers.

Equifax Europe customers include banks, mortgage lenders, financial institutions and governments, which utilize the information we provide to make decisions for a wide range of credit and business purposes, such as approval of loans for many purposes, applications, verification of identities, account management and other related business uses. Products are developed by Equifax Europe to respond to market needs and opportunities and may include variations of products offered in the U.S. market.

Equifax Latin America

The Equifax Latin America segment consists of our operations conducted in Brazil, Argentina, Chile, El Salvador, Peru and Uruguay, and accounted for 7% of our 2004 revenue. Brazil accounted for 52% of the segment’s revenue. We employ approximately 975 employees in the Equifax Latin America segment. Our Information Services product and services line is sold in each country of Equifax Latin America, and our Consumer Services products and services are the dominant source of revenue in each of these countries, with the exception of Brazil. We offer a full range of Consumer Services products based on the consumer credit records that we maintain on more than 60 million consumers in Latin America, including credit reporting, credit scoring, risk management, identity verification and fraud detection services.

We offer our Commercial Services products and services line in each of the Equifax Latin America countries to varying degrees, and it is the dominant source of revenue in Brazil where we are a market leader. Services offered include credit reporting, decisioning tools and software and commercial risk management services on businesses operating in the several countries.

We also offer our Credit Marketing products and services to varying degrees in each of the Equifax Latin America countries, and provide a variety of consumer and commercial marketing services based on our extensive credit information databases including: account profitability analysis, business profile analysis, business prospect lists and database management.

Equifax Latin America customers include banks, telecommunications companies, retailers, financial institutions and governments which utilize the information we provide to make decisions for a wide range of credit and business purposes such as credit card applications, service applications, identity verification and similar business uses. In each of this segment’s countries, the majority of our customers access our products and services through a number of electronic distribution mechanisms, including direct real-time access, which facilitates instant decisions and cross-selling opportunities. We also sell directly our various reports and services via branches, websites and mail fulfillment.

Sales and Distribution

We have a worldwide sales organization with approximately 930 employees as of December 31, 2004 including sales management and administration. We sell our products primarily through our direct sales force, although the sales channels used by us can and will vary by product and service depending on market and business needs. We also sell and market our products and services through indirect sales channels, such as affiliate credit bureaus, marketing alliances and value-added resellers. We also sell through direct mail and various websites, such as www.equifax.com, which is the primary distribution channel for our Personal Solutions products and services.

We primarily distribute our products and services to customers worldwide through electronic data interfaces. Our enabling technologies platforms are developed in an ASP format to allow for ease of integration into customers’ inhouse technology systems and to leverage Equifax’s extensive technological system and communication network. Equifax ePORT™, our web-based product delivery channel, enables us to deliver services to customers via a secure Internet connection. The success of our Personal Solutions product line is directly linked to delivery of products to consumers through a secure Internet channel. We will continue to leverage technology to capitalize on the most efficient and effective means of delivering products and services to our customers.

Product Development

Our products and services are based on proprietary technology and databases enabling customers to operate their businesses efficiently and effectively. We constantly expand our product and service offerings through internal development, partnering with third parties or by acquisition.

Data Sources

We rely extensively on data from external sources for our proprietary and non-proprietary databases. These sources include financial or credit granting institutions, which provide loan and accounts receivable information; governmental entities, which provide public records of bankruptcies, liens and judgments; and consumers, who participate in surveys and submit warranty cards from which we gather demographic and marketing information. Our Information Services product line relies predominately on data received from customers via contractual relationships and from various government and public record services. Additionally, in the U.S. we also rely on contractual relationships with a limited number of affiliate third party credit reporting agencies to provide us data in certain geographic areas. Outside of the U.S., governmental data sources are generally more significant to our business.

Our Marketing Services operating segment, with the exception of the Credit Marketing Services products, is derived from proprietary databases consisting of consumer, lifestyle and demographic information. The majority of this information is gathered by consumers reporting information on warranty cards, voluntarily providing information via websites maintained by us, or otherwise requesting certain types of information. This permission-based information is generally less regulated and restricted than the credit information that we maintain. See “Government Regulation” below. These databases provide us with the opportunity to develop new products to explore cross-selling synergies with all of our databases. Our Credit Marketing Services products utilize information derived from the credit-based consumer data that also underlies our Information Services segments.

The databases underlying our Information Services and Marketing Services segments include numerous generalized databases and specialized databases of varying sizes. Some of these databases are subject to regulatory or contractual restrictions regarding usage. All databases are regularly updated by information provided by banks, financial institutions, telecommunications companies, other trade credit providers and governments, and we are committed to enhancing, expanding and maintaining the integrity of our proprietary databases. Our Personal Solutions product line relies on the consumer credit information databases, which support our Consumer Services products.

Government Regulation

Since our business involves the collection of consumer data and the distribution of such information to businesses who make credit, service and marketing decisions, certain of our activities and products and services are subject to regulation under various local, state and federal laws in the U.S. governing consumer report data and consumer reporting agencies, including the Fair Credit Reporting Act (“FCRA”), which regulates the use of consumer credit information and, to a lesser extent, the Gramm-Leach-Bliley Act, which regulates the use of non-public personal financial information held by financial institutions. The FACT Act amended the FCRA and requires us, among other things, annually to provide free credit reports to requesting consumers on a phased-in basis beginning on December 1, 2004 (Alaska, Arizona, California, Colorado, Hawaii, Idaho, Montana, Nevada, New Mexico, Oregon, Utah, Washington and Wyoming); March 1, 2005 (Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin); June 1, 2005 (Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, Mississippi, Oklahoma, South Carolina, Tennessee and Texas); and September 1, 2005 (Connecticut, Delaware, District of Columbia, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia, Puerto Rico and all U.S. territories). Additional provisions of the FACT Act impose requirements designed to reduce consumer identity theft, limit provision of medical information and require reports to the FTC regarding consumer complaints.

We are also subject to privacy and consumer credit laws and regulations in foreign countries where we do business, including the European Union’s Privacy Directive. The U.K.’s Data Protection Act of 1998 regulates the manner in which we can use third-party data. Recent regulatory limitations affect our use of the Electoral Roll, one of our key data sources in the U.K. Generally, the data underlying the products offered by our U.K. Information Services and Personal Solutions product lines, excluding our Commercial Services products, are subject to these regulations.

The information underlying our U.S. Commercial Services and Direct Marketing Services business is less regulated than the other portions of our business. A significant portion of the information maintained by our Marketing Services business is voluntarily provided by individuals, rendering it subject to fewer restrictions on use. It is our policy, however, to treat all information with a high degree of security reflecting our recognition of individuals’ privacy concerns.

Intellectual Property

We generally seek protection under federal, state and foreign laws for strategic or financially important intellectual property developed in connection with our business. Certain intellectual property, where appropriate, is protected by contracts, licenses, registrations, confidentiality or other agreements or protections. Equifax owns several patents registered in the U.S. and certain foreign countries, the more important of which cover various aspects of and relating to the use of data within a consumer credit file. Equifax also has certain registered trademarks in the U.S. and in many foreign countries. The most important of these is “Equifax” and many variations thereof. These marks are used in connection with most of our product lines and services. Although these patents and trademarks are important and valuable assets in the aggregate, no single patent, group of patents or trademark is critical to the success of our business. We do not hold any franchises or concessions that are material to our business or results of operations.

We license other companies to use certain data, technology and other intellectual property rights we own or control, primarily as core components of our products and services, on terms that are consistent with customary industry standards.

We are licensed by others to use certain data, technology and other intellectual property rights they own or control, none of which is material to our business except for licenses from (1) Fair Isaac Corporation, relating to certain credit scoring algorithms and the right to sell credit scores derived therefrom, which licenses have varying durations and generally provide for usage-based fees; and (2) Seisint, Inc., relating to a software platform which facilitates sales by our Direct Marketing Services and Credit Marketing Services units, which licenses have ten-year terms beginning in 2002 and may be renewed on an annual basis thereafter.

Competition

We operate in a number of geographic, product and service markets, which are highly competitive. Our Information Services products primarily compete with the products of two global consumer credit reporting companies, Experian Information Solutions, Inc. and TransUnion LLC, which offer a range of consumer credit reporting products that are similar to products we offer. We believe that our products and services offer customers an advantage over those of our competitors’ because of the quality of our data files, which we believe to be superior in terms of depth and accuracy. Our competitive strategy is to rely on product features and quality while remaining competitive on price. Experian and Dun & Bradstreet, Inc. are the major competitors for our Commercial Services products, although we believe we have a unique database and product for the small business segment of that market. Our Marketing Services products also compete with these companies and others who offer demographic information products and services, including Acxiom Corporation, Harte-Hanks, Inc. and InfoUSA, Inc. We believe the Marketing Services’ products and services are superior and, in some cases unique compared to those offered by our competitors at comparable prices. Our Personal Solutions products and services compete with similar offerings sold directly by Experian and TransUnion and also with offerings from a number of resellers of consumer credit information sold by Experian, TransUnion and us. We tailor our pricing of Personal Solutions products to the needs of the market, which can change frequently due to the dynamic nature of the consumer market. We change our pricing periodically to accommodate new product introductions, or other market conditions.

Employees

We employed approximately 4,400 employees in 12 countries as of December 31, 2004. The Equifax North America segment employed 2,558 of these employees, Equifax Europe employed 582, Equifax Latin America employed 975 and 264 were employed by General Corporate. None of our U.S. employees are subject to a collective bargaining agreement and no work stoppages have been experienced. Pursuant to local laws, our employees in Brazil and Argentina are subject to collective bargaining agreements that govern general salary and compensation matters, basic benefits and hours of work. Equifax is not a party to these agreements. We consider our employee relations to be good. Information regarding our officers is included in “Executive Officers of the Registrant” below.

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

Financial Information About Geographic Areas

Detailed financial information by geographic area, including revenues for the past three fiscal years from our customers in the U.S., from our customers outside the U.S., and from customers in certain foreign countries, is set forth in Part II, Item 8, Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements, Note 15, Segment Information.

Executive Officers of the Registrant

Following are the persons serving as our executive officers as of March 15, 2005, together with their ages, positions and brief summaries of their business experience are as follows:

Name	Age	Position	Officer Since
Thomas F. Chapman	61	Chairman and Chief Executive Officer	1990
Karen H. Gaston	52	Corporate Vice President and Chief Administrative Officer	1998
Donald T. Heroman	53	Corporate Vice President and Chief Financial Officer	2002
Kent E. Mast	61	Corporate Vice President and General Counsel	2000
Paul J. Springman	59	Corporate Vice President and Chief Marketing Officer	1990
Michael G. Schirk	55	Vice President and Treasurer	1999
Nuala M. King	51	Vice President and Corporate Controller	2004
David J. Gunter	46	Vice President—Finance	2003

There are no family relationships among our executive officers, nor are there any arrangements or understandings between any of the officers and any other persons pursuant to which they were selected as officers.

Mr. Chapman also serves as a Director. Messrs Chapman, Schirk and Springman, and Ms. Gaston all have been employed with Equifax or its subsidiaries in executive positions for the previous five years.

Mr. Heroman joined Equifax as Corporate Vice President and Chief Financial Officer in November 2002. Prior to joining Equifax, he served as Executive Vice President and Chief Financial

Officer of People’s Bank in Bridgeport, CT. Before joining People’s Bank, he was at SunTrust Banks, Inc. from 1988 until 2001, where he was Senior Vice President and Treasurer.

Mr. Mast joined Equifax in November 2000, and prior to that was a Senior Partner of Kilpatrick Stockton LLP, an international law firm, from 1990.

Ms. King joined Equifax in March 2004 as Vice President and Corporate Controller. Prior to joining Equifax, Ms. King served as Corporate Controller for UPS Capital, and in various executive positions with the Coca-Cola Company for more than 18 years.

Mr. Gunter joined Equifax in November 2002 as Vice President and Assistant Corporate Controller and was promoted to Corporate Controller in May 2003. Mr. Gunter was appointed to his current position in April 2004. Prior to joining Equifax, Mr. Gunter served as Regional Chief Financial Officer for Cingular Wireless, and in various executive positions with BellSouth for more than seven years.

ITEM 2.                PROPERTIES

Our executive offices are located at 1550 Peachtree Street, N.W., Atlanta, Georgia, in a leased facility that is also utilized by our Equifax North America and Equifax Latin America segments. Our other properties are geographically distributed to meet sales and operating requirements worldwide. We consider these properties to be both suitable and adequate to meet our current operating requirements, and most of the space is being utilized. We ordinarily lease office space for conducting our business and are obligated under approximately 81 leases and other rental arrangements for our headquarters and field locations. We own four office buildings. One is located in Wexford, Ireland and is utilized by Equifax Europe. One each, utilized by Equifax Latin America, is located in Sao Paulo, Brazil and in Santiago, Chile. A fourth located in Buenos Aires, Argentina was purchased in 2001 for use by Equifax Latin America but never occupied, and is now held for sale or lease. We also own approximately 23.5 acres in Windward Office Park located in Alpharetta, Georgia, adjacent to office space we currently lease. See Note 11 to the accompanying Consolidated Financial Statements for information regarding our obligations under leases. We believe that suitable additional space will be available to accommodate our future needs.

ITEM 3.                LEGAL PROCEEDINGS

In November 2001, the landlord of our former headquarters facility brought an action, 1600 Peachtree, L.L.C. v. Equifax Inc., against us in the Superior Court of Fulton County, Georgia, which asserted claims related to our guaranty obligations under our lease termination agreement. This lawsuit seeks damages, of approximately $28.0 million, substantially all of which represents future rent contingencies, and punitive damages. On motions for summary judgment, the Superior Court ruled against our discharge defense and against plaintiff’s fraud claim. On June 29, 2004, the Georgia Court of Appeals affirmed the Superior Court’s rulings. Both parties appealed these rulings to the Georgia Supreme Court, which on September 27, 2004 declined to hear the appeals. The remaining issues in the case will now be tried in Superior Court. Trial is set to commence on May 4, 2005. We intend to continue to contest in the Superior Court the damages claimed by the plaintiff.

In the third quarter of 2003, the Canada Revenue Agency (“CRA”) issued Notices of Reassessment asserting that Acrofax, Inc., a wholly owned Canadian subsidiary of Equifax, is liable for additional tax for the 1995 through 2000 tax years, related to certain intercompany capital contributions and loans. In 1995, Acrofax invested U.K. 30 million pounds in Luxembourg S.A., a Luxembourg subsidiary of Equifax (“LUX”), which subsequently lent that amount to Equifax PLC, a U.K. subsidiary of Equifax. In June 2000, Acrofax distributed via dividend shares of LUX to Equifax Credit Information Services, Inc., another subsidiary of Equifax. The CRA claimed that (1) by using LUX as an intermediary, Acrofax avoided paying tax on interest earned on the loan to Equifax PLC and is therefore taxable on the dividends it received from LUX; and (2) in the alternative, the transactions should be recharacterized as a loan directly from Acrofax to Equifax PLC and tax should be paid by Acrofax on the amount of interest income that it would have received from such a loan as well as withholding tax on the loan principal. The additional tax sought by the CRA for these periods ranges, based on alternative theories, from $7.1 million to $15.8 million, plus interest and penalties. Acrofax has filed Notices of Objection in response to the Notices of Reassessment. On September 2, 2003, we made a statutorily-required deposit of $5.7 million against the CRA’s primary assessment theory. We intend to vigorously contest these reassessments and do not believe we have violated any statutory provision or rule.

On December 30, 2003, Equifax and Naviant served a demand for arbitration alleging, among other things, that the shareholder sellers of Naviant had breached various representations and warranties concerning information furnished to us in connection with our acquisition of Naviant in 2002. The arbitration demand seeks rescission of our Naviant purchase and the recovery of the purchase price or, in the alternative, recovery of monetary damages on various grounds. On March 22, 2004, we recommenced our demand for arbitration in order to utilize the procedures of the American Arbitration Association. Some of the respondents have answered and denied liability. The arbitration has been stayed by agreement pending determination of the motions noted in the litigation described in the next paragraph. We cannot at this time predict the probable outcome of this matter.

On April 28, 2004, in a case captioned Softbank Capital Partners LP, et al. v. Equifax Inc. and Naviant, Inc., certain of the former shareholders of Naviant filed suit in the U.S. District Court for the Southern District of Florida seeking declaratory relief to prevent Equifax and Naviant from proceeding with the arbitration discussed in the the preceding paragraph, except for claims asserted against Softbank Capital Partners LP, as Shareholders’ Representative, for certain indemnified losses capped at the amount of a $10.0 million escrow fund specified in the agreement pursuant to which Equifax acquired Naviant. The parties are awaiting rulings on the issues presented by the motion for summary judgment filed by plaintiffs and the motion to dismiss filed by Equifax and Naviant. Although Equifax believes it and Naviant have substantial factual and legal defenses to plaintiffs’ claims, we cannot at this time predict the probable outcome of this matter.

On August 13, 2004, in a case captioned Equifax Inc. v. Austin Ventures VIII, L.P., et al., Equifax filed suit in the U.S. District Court for the Southern District of Florida to preserve its claims against the shareholder sellers of Naviant pending the arbitration proceeding described above.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2004.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed and traded on the New York Stock Exchange under the ticker symbol “EFX”. The following table shows the high and low sales prices for our stock, as reported on the New York Stock Exchange, for each quarter in the last two fiscal years:

	2004		2003
	High	Low	High	Low
	(In dollars)
First	$27.18	$23.90	$24.43	$17.84
Second	$27.37	$23.52	$27.59	$19.51
Third	$26.70	$22.60	$26.73	$21.71
Fourth	$28.46	$25.15	$24.86	$22.26
Year	$28.46	$22.60	$27.59	$17.84

Holders

At February 28, 2005, we had approximately 8,256 holders of record of our common stock; however, we believe the number of beneficial owners of common stock exceeds this number.

Dividends

While we have historically paid dividends to common shareholders, the declaration and payment of future dividends will depend on many factors, including our earnings, financial condition, business development needs, and regulatory considerations and is at the discretion of our Board of Directors. Set forth below is the amount of cash dividends declared per share of Equifax common stock for each quarter in the last two fiscal years:

Quarter	2004	2003
First	$0.02	$0.02
Second	0.03	0.02
Third	0.03	0.02
Fourth	0.03	0.02
Year	$0.11	$0.08

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this Item regarding the securities authorized for issuance under our equity compensation plans is included in the section captioned “Securities Authorized for Issuance Under Equity Compensation Plans” of our Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2005 to be filed with the SEC, and is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our fourth quarter ended December 31, 2004:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(3)
September 30, 2004				$274,283,405
October 1 - October 31, 2004	200,000	$26.27	200,000	$269,023,425
November 1 - November 30, 2004	1,015,000	$27.21	1,015,000	$241,379,842
December 1 - December 31, 2004	73,000	$27.81	73,000	$239,347,900
Total	1,288,000	$27.10	1,288,000	$239,347,900

(1)          All shares were purchased in open market transactions under Equifax’s publicly-announced share repurchase program. Excludes 646 shares accepted in satisfaction of the exercise price of stock options upon option exercises.

(2)          Average price paid per share includes brokerage commissions.

(3)          Our publicly-announced share repurchase program was last amended by our Board of Directors on August 6, 2004, to authorize the repurchase of $250.0 million of our common stock (in addition to $33.2 million remaining from the Board’s previous authorization on February 6, 2002) of Equifax common stock from time to time, directly or through brokers or agents, and has no stated expiration date.

ITEM 6.                SELECTED FINANCIAL DATA

The table below summarizes our selected historical financial information for each of the last five years. The financial information for the years ended December 31, 2004, 2003 and 2002 has been derived from our audited financial statements included in Part II, Item 8, Financial Statements and Supplementary Data. The financial information for the years ended December 31, 2001 and 2000 has been derived from statements not included in this report. The historical selected financial information may not be indicative of our future performance, and should be read in conjunction with the information contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the financial statements. As a result of the spin-off of Certegy Inc. on July 7, 2001, our financial statements for the years ended December 31, 2000 through 2001, have been restated to isolate and show Certegy’s net assets, results of operations and cash flows as discontinued operations. See Part II, Item 8, Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 3, Discontinued Operations.

	Twelve Months Ended December 31,
	2004	2003	2002	2001	2000
	(In millions, except per share and employee data)
Summary of Operations:
Operating revenue	$1,272.8	$1,210.7	$1,095.3	$1,096.7	$1,025.5
Total costs and expenses	$897.0	$896.5	$742.8	$779.0	$726.2
Operating income(1)(2)(4)	$375.8	$314.2	$352.5	$317.7	$299.3
Income from continuing operations(1)(2)(4)	$237.3	$180.7	$191.7	$124.4	$135.1
Dividends paid	$15.0	$11.3	$11.4	$32.3	$52.3
Per common share (diluted):
Income from continuing operations per share(1)(2)(4)	$1.78	$1.32	$1.38	$0.90	$0.99
Dividends	$0.11	$0.08	$0.08	$0.23	$0.37
Weighted average common shares oustanding (diluted)	133.5	136.7	138.5	139.0	136.0

	As of December 31,
	2004	2003	2002	2001	2000
Balance Sheet data:
Total assets	$1,557.2	$1,553.3	$1,506.9	$1,422.6	$1,893.1
Long-term debt	$398.5	$663.0	$690.6	$693.6	$993.4
Total debt	$654.2	$823.5	$924.5	$755.6	$1,047.6
Shareholders’ equity	$523.6	$371.5	$221.0	$243.5	$383.6
Common shares outstanding	129.4	132.7	135.7	136.2	135.8
Other information:
Stock price per share(3)	$28.10	$24.50	$23.14	$24.15	$16.75
Market capitalization(3)	$3,636.1	$3,250.4	$3,152.6	$3,288.4	$2,306.9
Employees—continuing operations(5)	4,400	4,600	5,000	5,200	6,500

(1)          In 2001, we recorded restructuring and other charges of $60.4 million ($35.3 million after tax, or $0.25 per share) for employee severance, facilities consolidation and the write-down of certain technology assets.

(2)          In 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 modifies the accounting for business combinations, goodwill and identifiable intangible assets. As of January 1, 2002, all goodwill amortization ceased.

(3)          Stock prices and market capitalization in 2000 have been adjusted to reflect the spin-off of Certegy.

(4)          In 2003, we recorded asset impairment and restructuring charges of $30.6 million ($19.3 million after tax, or $0.14 per share) for asset impairments, employee severance and facilities consolidation.

(5)          The number of employees for 2000 includes employees associated with Certegy.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes in Part II, Item 8—Financial Statements and Supplementary Data. This discussion contains forward-looking statements. Please see “Forward-Looking Statements,” above, and “Risk Factors,” below, for a discussion of the uncertainties, risks and assumptions associated with these statements.

All references to earnings per share data in this MD&A are to diluted earnings per share from continuing operations.

Executive Overview

Equifax’s Strategic Plan

Our strategic plan for the Equifax franchise is based on three essential elements—a comprehensive information database, analytical resources to transform information into value-added insight for customers, and technology platforms that deliver the valuable answers to customers according to their needs.

Equifax collects, organizes and manages numerous types of credit, financial, public record, demographic and marketing information regarding individuals and businesses. This information originates from a variety of sources including financial or credit granting institutions, which provide loan and accounts receivable information; governmental entities, which provide public records of bankruptcies, liens and judgments; and consumers, who participate in surveys and submit warranty registration cards from which we gather demographic and marketing information. Our proprietary databases contain information on approximately 400 million consumers and businesses worldwide. The original data is compiled and processed utilizing our proprietary software and systems and distributed to customers in a variety of user-friendly and value-add formats. Our products and services include consumer credit information, information database management, marketing information, small business credit information, decisioning and analytical tools, and identity verification services which enable businesses to make informed decisions about extending credit or service, manage portfolio risk and develop strategies for marketing to consumers and small businesses. We also enable consumers to manage and protect their financial affairs through a portfolio of products that we sell directly via the Internet and in various hard-copy formats.

We currently operate in 12 countries: North America (the U.S. and Canada), Europe (the U.K., Ireland, Spain and Portugal) and Latin America (Brazil, Argentina, Chile, El Salvador, Peru and Uruguay). We serve customers across a wide range of industries, including the financial services, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as state and federal governments. Our revenue stream is highly diversified with our largest customer providing less than 2% of total revenues. Our revenues are sensitive to a variety of factors, such as demand for, and price of, our services, technological competitiveness, our reputation for providing timely and reliable service, competition within our industry, federal, state, foreign and regulatory requirements governing privacy and use of data, and general economic conditions.

Since the early 1990’s, Equifax has developed analytical tools for customers to use in their consumer oriented decisioning activities. These decisioning activities include numerous types of consumer interactions including customer acquisition, relationship management, e.g., up-selling and cross-selling and risk management.

Our enabling technologies include products such as Apply, Decision Power, ID Authentication and InterConnect. These platforms are developed in an Application Service Provider (ASP) format to allow for ease of integration into customers’ inhouse technology systems and to leverage Equifax’s extensive technological systems and communication networks.

We manage our business and report our financial results through the following three reportable segments:

•       Equifax North America

•       Equifax Europe

•       Equifax Latin America

The North American reportable segment is made up of three operating segments:

•       Information Services

•       Marketing Services

•       Personal Solutions (formerly referred to as Consumer Direct)

The Europe and Latin America reportable segments are made up of varying mixes of three product lines: Information Services, Marketing Services and Personal Solutions. Detailed financial results and segment information are provided in Part I, Item 1, Financial Statements—Notes to Consolidated Financial Statements, Note 15, Segment Information.

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

We see significant opportunities for growth through our ability to identify and enhance our customers’ decisioning intelligence to more effectively interact with, and serve, their customers; broadening our Personal Solutions offerings to consumers; and ultimately moving our own businesses further up the value chain from data to analytics and decisioning technology—the main driver of growth and differentiation in our North American business units.

Our corporate strategy as discussed above, is being executed in each of our business segments, providing our customers the ability to make decisions about their customers in ‘real-time’ at the point of interaction.

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

	Key Performance Indicators Twelve Months Ended December 31,
	2004	2003	2002
	(In millions, except per share data)
Operating revenue	$1,272.8	$1,210.7	$1,095.3
Revenue growth	5%	11%	0%
Operating income	$375.8	$314.2	$352.5
Operating margin	30%	26%	32%
Income from continuing operations	$237.3	$180.7	$191.7
Diluted earnings per share	$1.78	$1.32	$1.38
Capital expenditures	$47.5	$52.7	$55.4
Cash flow from operations	$309.0	$293.7	$249.6

Results of Operations

Overview of the fiscal year ended December 31, 2004 compared to the fiscal year ended December 31, 2003

GAAP Performance Highlights:

•       Consolidated revenue was $1,272.8 million, up 5%;

•       Income from continuing operations was $237.3 million, up 31%;

•       Earnings per share were $1.78, up 35%;

•       Consolidated operating margin increased to 30% from 26%;

•       Cash flow from operations was $309.0 million, up 5%;

•       North America revenue was $1,039.3 million, up 2%;

•        North America Information Services revenue was $707.1 million, up 4%

•        North America Marketing Services revenue was $236.1 million, down 11%;

•        North America Personal Solutions revenue was $96.1 million, up 38%;

•       Europe revenue was $142.0 million, up 23%; and

•       Latin America revenue was $91.5 million, up 14%.

NON-GAAP Performance Highlights (See Exhibit 99.1 for a reconciliation to GAAP Financial Measures):

•       Consolidated revenue—excluding mortgage-related and eMarketing revenue was $1,052.8 million, up 10%;

•       Free cash flow was $261.5 million, up 9%; and

•       Earnings per share from continuing operations—excluding sale of investment, asset impairment and related charges were $1.62, up 9%.

Overview Notes:

•       Consolidated revenue grew 5% for the year ended December 31, 2004 compared to 2003 due primarily to growth in North American Information Services, Personal Solutions, Europe and Latin America more than offsetting the decrease in Marketing Services revenue.

•       In North America Information Services, our largest operating segment, growth was driven in our U.S. Consumer and Commercial information business primarily in services provided to financial services, telecommunications and utility customers and Small Business Services.

•       Consolidated operating income increased 20%, or $61.6 million, to $375.8 million.

•        North America operating income improved 20%, or $64.8 million, to $389.1 million;

•        Europe operating income increased 31%, or $7.1 million, to $30.0 million; and

•        Latin America operating income decreased 15%, or $3.0 million, to $17.0 million.

•       Our Marketing Services businesses improved operating profit through improved expense control compared to 2003.

•       We began the initial phase-in of consumer eligibility for a free annual credit report, upon request, on December 1, 2004. See Part I, Item 1, Business, Current Developments, FACT Act of 2003.

Our segment results and breakdown of North American revenue for the years ended December 31, 2004 and 2003 are as follows:

	2004	% of Revenue	2003	% of Revenue	$ Change	% Change
	(In millions)
Operating Revenue:
North America
Information Services	$707.1	56%	$679.8	56%	$27.3	4%
Marketing Services	236.1	19%	265.7	22%	(29.6)	-11%
Personal Solutions	96.1	7%	69.5	6%	26.6	38%
	1,039.3	82%	1,015.0	84%	24.3	2%
Europe	142.0	11%	115.8	10%	26.2	23%
Latin America	91.5	7%	79.9	6%	11.6	14%
	$1,272.8	100%	$1,210.7	100%	$62.1	5%

	2004	Profit Margin	2003	Profit Margin	$ Change	% Change
Operating Income (Loss):
North America
Information Services	$299.5	42%	$296.9	44%	$2.6	1%
Marketing Services	74.4	32%	48.8	18%	25.6	52%
Marketing Services asset impairment & related charges	(2.4)	-1%	(30.6)	-12%	28.2	nm
Marketing Services, net	72.0	31%	18.2	6%	53.8	nm
Personal Solutions	17.6	18%	9.2	13%	8.4	91%
	389.1	37%	324.3	32%	64.8	20%
Europe	30.0	21%	22.9	20%	7.1	31%
Latin America	17.0	19%	20.0	25%	(3.0)	-15%
Corporate Expense	(60.3)	nm	(53.0)	nm	(7.3)	-14%
	$375.8	30%	$314.2	26%	$61.6	20%

nm—not meaningful

	2004	% of Revenue	2003	% of Revenue	$ Change	% Change
	(In millions)
Equifax North America Revenue:
U.S. Consumer and Commercial Services	$532.6	51%	$517.3	51%	$15.3	3%
Mortgage Services	75.5	7%	71.6	7%	3.9	5%
Canadian Operations	99.0	10%	90.9	9%	8.1	9%
Total North America Information Services	707.1	68%	679.8	67%	27.3	4%
Credit Marketing Services	139.5	14%	149.8	15%	(10.3)	-7%
Direct Marketing Services	96.6	9%	115.9	11%	(19.3)	-17%
Total Marketing Services	236.1	23%	265.7	26%	(29.6)	-11%
Personal Solutions	96.1	9%	69.5	7%	26.6	38%
	$1,039.3	100%	$1,015.0	100%	$24.3	2%

Operating revenue for 2004 increased $62.1 million or 5% compared to 2003 with growth in Information Services, Personal Solutions, Europe and Latin America being slightly offset by a decrease in Marketing Services.

North America operating income for 2004, improved $64.8 million, or 20%, compared to 2003 due primarily to cost containment in our Marketing Services businesses as a result of our December 2003 restructuring. Operating income in Europe improved $7.1 million, or 31%, due primarily to revenue growth in our U.K. businesses. Operating income in Latin America decreased $3.0 million, or 15%, driven primarily by increased data costs in our Brazilian operations.

Equifax North America

Information Services

U.S. Consumer and Commercial Services revenues for 2004 increased by $15.3 million, or 3%, when compared to 2003 due to increased sales for our small business services products and increased sales to our customers in the financial services, utilities and telecommunications industries slightly offset by decreased sales of mortgage-related products. In our Consumer Information business, volume increased 20%.

Average price per unit was lower due to a shift in industry mix of volume from our mortgage-related products to financial services, utilities and telecommunications. Mortgage Services revenue increased 5% for the year ended December 31, 2004, when compared to 2003, counter to the prevailing trends in the mortgage marketplace primarily due to our ability to attract new customers and increase our market share. Canadian operations increased $8.1 million or 9%; excluding the favorable impact of currency, revenue was up only slightly when compared to 2003. Operating income for 2004 was $299.5 million for Information Services, an increase of $2.6 million or 1%. The increase in operating income is primarily the result of increased revenue slightly offsetting increased costs in correlation to increased volume in our financial services, utilities and telecommunications vertical lines of business.

Marketing Services

Credit Marketing Services revenues for 2004 decreased $10.3 million, or 7%, compared to 2003. The year-over-year decline is primarily due to net volume decreases. Direct Marketing Services revenues decreased by $19.3 million, or 17%, with reduced eMarketing revenue from volume decreases being the primary cause of the decrease, partially offset by increases in our traditional mail products when 2004 is compared to 2003. Marketing Services operating income for 2004 was $74.4 million, an increase of $25.6 million, or 52%, resulting from the elimination of eMarketing operating losses as a result of our December 2003 eMarketing restructuring. In the second quarter of 2004, we determined that continued difficulties with our eMarketing operations indicated that certain remaining assets may not be recoverable and recorded an impairment charge of $2.4 million. See note 6 in the Notes to Consolidated Financial Statements.

Personal Solutions

Personal Solutions revenues for 2004 increased $26.6 million, or 38%, compared to 2003 due to increased volume. Personal Solutions operating income was $17.6 million, an increase of $8.4 million, or 91%.

Equifax Europe

Equifax Europe continued to improve its profit and operating margins through increased revenue, expense reductions and operating efficiencies. Positive performance in our consumer line resulted in improved profit in the U.K. In June 2004, after incurring losses in each of the last four years, we determined that certain long-lived assets in the Italian business were impaired and recorded an impairment charge of $5.3 million. In October 2004 we sold our Italian businesses and have reclassified the year-to-date results of Italy in discontinued operations. See Note 3 in the Notes to Consolidated Financial Statements.

Equifax Europe revenues increased from $115.8 million in 2003 to $142.0 million in 2004, including favorable currency impact of $14.9 million. Operating income for 2004 increased $7.1 million, or 31%, when compared to a year ago. The improvement in operating income was driven by increased volume, expense reductions, operating efficiencies and the impact of foreign currency.

Equifax Latin America

Revenues of our Equifax Latin America segment increased 14% to $91.5 million in 2004. Local currency fluctuation against the U.S. dollar favorably impacted our Latin America revenues by $4.4 million.

Operating income decreased to $17.0 million 2004, compared to $20.0 million 2003. This decrease was primarily the result of slower revenue growth and increased data-related costs in our Brazilian operations. Equifax Latin America profit margin was 19% for the year ended December 31, 2004, versus 25% for 2003.

General Corporate

Our general corporate expenses are expenses that are incurred at the corporate level and have no clear relationship in their support of our business units, and ultimately the reportable segments. These expenses include shared services and administrative and legal expenses. General corporate expense was $60.3 million for 2004, compared to $53.0 million for 2003. This increase was primarily driven by increased benefits costs and professional fees. Our total costs incurred to comply with our annual review of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 were in excess of $5.0 million. A substantial portion of our increased professional fees was approximately $3.7 million in total fees incurred to our independent auditor for all services provided, an increase of 162% compared to 2003.

Other Income

Other income increased $33.5 million primarily due to our sale of our investment in Intersections Inc. on May 5, 2004. See Note 12 in the Notes to the Consolidated Financial Statements for further discussion.

Overview of the fiscal year ended December 31, 2003 compared to the fiscal year ended December 31, 2002

GAAP Performance Highlights:

•       Consolidated revenue was $1,210.7 million, up 11%;

•       Income from continuing operations was $180.7 million, down 6%;

•       Earnings per share were $1.32, down 4%;

•       Consolidated operating margin decreased to 26% from 32%;

•       Cash flow from operations was $293.7 million, up 18%;

•       North America revenue was $1,015.0 million, up 13%;

•        North America Information Services revenue was $679.8 million, up 16%;

•        North America Marketing Services revenue was $265.7 million, down 3%;

•        North America Personal Solutions revenue was $69.5 million, up 76%;

•       Europe revenue was $115.8 million, up 3%; and

•       Latin America revenue was $79.9 million, up 4%.

NON-GAAP Performance Highlights (See Exhibit 99.1 for a reconciliation to GAAP Financial Measures):

•       Free cash flow was $241.0 million, up 24%; and

•       Earnings per share from continuing operations—asset impairment and related charges were $1.49, up 8%.

Overview Notes:

•       Consolidated revenue grew 11% for the year ended December 31, 2003 compared to 2002 due primarily to growth in North American Information Services and Personal Solutions.

•       In North America Information Services, our largest operating segment, growth in our U.S. Consumer and Commercial information business was primarily in services provided to financial services, telecommunications and utility customers and growth in Mortgage Services due to higher refinancing volumes when compared to 2002.

•       Our Marketing Services business was restructured in December 2003 when we recorded charges related with asset impairments and restructuring of our eMarketing business.

Our segment results and breakdown of North American revenue for the years ended December 31, 2003 and 2002 are as follows:

	2003	% of Revenue	2002	% of Revenue	$ Change	% Change
	(In millions)
Operating Revenue:
North America
Information Services	$679.8	56%	$588.0	54%	$91.8	16%
Marketing Services	265.7	22%	274.8	25%	(9.1)	-3%
Personal Solutions	69.5	6%	39.4	4%	30.1	76%
	1,015.0	84%	902.2	83%	112.8	13%
Europe	115.8	10%	112.1	10%	3.7	3%
Latin America	79.9	6%	76.6	7%	3.3	4%
Other	—	0%	4.4	0%	(4.4)	nm
	$1,210.7	100%	$1,095.3	100%	$115.4	11%

	2003	Profit Margin	2002	Profit Margin	$ Change	% Change
Operating Income (Loss):
North America
Information Services	$296.9	44%	$267.2	45%	$29.7	11%
Marketing Services	48.8	18%	85.4	31%	(36.6)	-43%
Marketing Services asset impairment & related charges	(30.6)	-12%	—	0%	(30.6)	nm
Marketing Services, net	18.2	6%	85.4	31%	(67.2)	-79%
Personal Solutions	9.2	13%	9.0	23%	0.2	2%
	324.3	32%	361.6	40%	(37.3)	-10%
Europe	22.9	20%	13.9	12%	9.0	65%
Latin America	20.0	25%	20.3	26%	(0.3)	-1%
Other	—	nm	4.4	100%	(4.4)	nm
Corporate Expense	(53.0)	nm	(47.7)	nm	(5.3)	11%
	$314.2	26%	$352.5	32%	$(38.3)	-11%

nm—not meaningful

	2003	% of Revenue	2002	% of Revenue	$ Change	% Change
	(In millions)
Equifax North America Revenue:
U.S. Consumer and Commercial Services	$517.3	51%	$455.4	51%	$61.9	14%
Mortgage Services	71.6	7%	55.2	6%	16.4	30%
Canadian Operations	90.9	9%	77.4	9%	13.5	17%
Total North America Information Services	679.8	67%	588.0	66%	91.8	16%
Credit Marketing Services	149.8	15%	164.3	18%	(14.5)	-9%
Direct Marketing Services	115.9	11%	110.5	12%	5.4	5%
Total Marketing Services	265.7	26%	274.8	30%	(9.1)	-3%
Personal Solutions	69.5	7%	39.4	4%	30.1	76%
	$1,015.0	100%	$902.2	100%	$112.8	13%

Revenue for 2003 increased $115.4 million or 11% compared to 2002 primarily with growth in Information Services and Personal Solutions. Consolidated operating margin for 2003 was 26% compared to 32% for the prior year with total costs and expenses as a percent of total revenue increasing to 74% from 68% the prior year. The primary causes for the increase in operating expenses in 2003 were increased eMarketing Services operating expenses, the December 2003 eMarketing asset impairment and related charges.

North America operating profit for 2003, declined $37.3 million, or 10%, compared to 2002 due primarily to increased eMarketing Services operating expenses, the December 2003 eMarketing asset impairment and related charges. Operating profit in Europe improved $9.0 million, or 65%, due primarily to expense reductions and operating efficiencies. Operating profit in Latin America was relatively flat compared to 2002.

Equifax North America

Information Services

U.S. Consumer and Commercial Services revenues for 2003 increased by $61.9 million, or 14%, when compared to 2002 due to higher volumes and market share primarily from our financial services and telecommunications customers. For 2003, in our Consumer Information business, volume increased 18% while the average price per unit decreased 9%. Average price per unit was driven by mix, volume from higher tiered unit pricing and new customers. Mortgage Services revenue increased 30% for the year ended December 31, 2003, when compared to 2002. Mortgage refinancing slowed down in the second half of 2003 as mortgage interest rates rose from their 40 year low. Canadian operations increased $13.5 million or 17%; excluding the favorable impact of currency, revenue was up 5% when compared to 2002. Operating income for 2003 was $296.9 million for Information Services, an increase of $29.7 million or 11%. The increase in operating income is primarily the result of increased revenue offsetting increased costs in correlation to increased volume in our financial services, utilities and telecommunications vertical lines of business.

Marketing Services

Credit Marketing Services revenues for 2003 decreased $14.5 million, or 9%, compared to 2002. The year-over-year comparison is primarily due to net volume decreases. Direct Marketing Services revenues increased by $5.4 million, or 5%, with the eMarketing portion being flat when 2003 is compared to 2002. 2003 provided challenges in our Direct Marketing Services businesses, especially as the regulatory environment surrounding the business was in lengthy transition. As discussed above, we have restructured our eMarketing business and consolidated its operations into Direct Marketing Services.

Marketing Services operating income for 2003, net of $30.6 million in asset impairment and related charges, was $18.2 million, a decrease of $67.2 million. In the second quarter of 2003 in our eMarketing business, $4.3 million in purchased data that was determined to be of no value and $4.2 million in receivables that were determined to be uncollectible were written off. We severed our relationship with those members responsible for these write-offs. In the fourth quarter of 2003, to bring eMarketing costs in line with eMarketing revenue, we recorded $30.6 million in asset impairments and related charges to complete the consolidation of eMarketing services into Direct Marketing Services. These asset write-downs, personnel reductions and facility consolidations provided a more efficient operating structure for 2004.

Personal Solutions

Personal Solutions revenues for 2003 increased $30.1 million, or 76%, compared to 2002 due to increased volume. Personal Solutions operating income was $9.2 million, an increase of $0.2 million.

Equifax Europe

Equifax Europe, which includes the results of our operations in the U.K., Spain and Portugal, and our support operations in Ireland, continued to improve its profit and operating margins through expense reductions and operating efficiencies. Revenues increased from $112.1 million to $115.8 million, including a favorable currency impact of $13.2 million. Our U.K. operations generated 88% of Equifax Europe’s revenues in 2003.

Operating expenses in 2003 of $92.9 million declined 5%. U.K. expenses were flat for 2003, driven by our 2002 restructuring plan focused on rationalizing our U.K. operations and productivity. The commercial business in Spain has been held for sale since the third quarter of 2002. We were negotiating with a new prospective buyer at the end of 2003. We wrote down the carrying value of the discontinued operation an additional $2.8 million to reflect the impact of the current offer. Operating income of $22.9 million increased 65% over 2002 driven by U.K. expense reductions. We continue to focus on driving operational efficiencies in our European businesses and expected continued margin improvement in 2004.

Equifax Latin America

Revenues of our Equifax Latin America segment, which includes results of our operations in Brazil, Argentina, Chile, Peru, Uruguay and El Salvador, operated in an environment of economic stabilization and increased 4% to $79.9 million. Currency devaluation negatively impacted our Latin America revenues by $3.0 million, of which Brazil accounted for $2.3 million. Brazil’s revenues grew 6% in 2003 driven by performance in commercial reporting services.

Operating income stayed flat at $20.0 million compared to 2002. Equifax Latin America delivered solid operating margins of 25% in 2003 versus 26% in 2002.

General Corporate

Our general corporate expenses are expenses that are incurred at the corporate level and have no clear relationship in their support of our business units, and ultimately the reportable segments. Included are shared services and administrative and legal expenses. General corporate expense increased $5.3 million in 2003 primarily due to higher compensation expense from salaries absorbed due to the repatriation of our previously outsourced accounting operations and human resources center.

Consolidated Outlook for 2005

Looking forward, we believe that the performance of our business units in 2004 positions our company well for 2005.

During 2005 we expect:

•       Modest improvement in the U.S. economy. The rate at which the economy grows is one of the key indicators of financial condition and operating performance for our company. As the economy improves, the need for our services also increases. However, if the economy does not improve as forecasted, we expect low interest rates to sustain demand in mortgage-related activity and to offset slower growth in our other markets.

•       U.S. Consumer and Commercial Services will continue its solid performance. Revenue growth was 3% in 2004 and 14% in 2003. Unit growth was 20% in 2004 and 18% in 2003. Based on our ability to develop new business, we expect current trends to continue and that revenue and unit growth will be sustainable for 2005, and favorable when compared to 2004.

•       Marketing Services’ performance will depend greatly on the overall U.S. economy. Year over year declines in revenue over the last two years reflects declining overall customer demand for these types of services. Assuming an improvement in the overall U.S. economy, however, we expect revenue to grow in 2005 compared to 2004. New leadership and implementation of our new Accel technology platform will support revenue growth and additional expense reductions in 2005.

•       Personal Solutions will continue to grow, aided by consumers’ increased focus on fiscal responsibility and identity theft. As the FACT Act is fully implemented in 2005, consumer awareness regarding fiscal responsibility and identity theft should increase. We have significant opportunities to market additional Personal Solutions products and services to consumers. Additionally, we continue to observe positive trends in customers renewing subscriptions and ordering additional products and services.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash flow provided by our operating activities, our revolving credit and asset securitization facilities and cash and cash equivalents on hand.

Our ability to generate cash from operations is one of our fundamental financial strengths. We use cash flows from operations, along with borrowings, to fund our capital expenditures and growth initiatives, make acquisitions, retire outstanding indebtedness, pay dividends and purchase outstanding shares of our common stock.

Cash from Operations

For the twelve months ended December 31, 2004, we generated $309.0 million of cash flow from operating activities compared to $293.7 million for the twelve months ended December 31, 2003. The major source of cash flow for 2004 was net income of $234.7 million, net of $81.1 million for depreciation and amortization offset by our gain on the sale of our investment in Intersections Inc. of $36.8 million. Total working capital, excluding debt, at December 31, 2004 was $98.4 million and at December 31, 2003 was $91.6 million.

Our net cash provided by operating activities in 2003 was $293.7 million compared to $249.6 million in 2002. The major source of cash flow for 2003 was net income of $164.9 million, net of loss from discontinued operations of $15.8 million, asset impairment and restructuring charges of $30.6 million and $94.1 million for depreciation and amortization.

Investing Activities

Investing activities for 2004 and 2003 used cash of $6.5 million and $98.8 million, respectively. Capital expenditures used cash in the amounts of $47.5 million and $52.7 million for 2004 and 2003, respectively. Our capital expenditures are used for developing, enhancing and deploying new and existing technology platforms, replacing or adding equipment, updating systems for regulatory compliance, the licensing of software applications and investing in disaster recovery systems. In 2004, FACT Act-related capital expenditures totaled $9.2 million. In 2005, we expect to use $1.0 million to complete our FACT Act-related capital expenditures. We expect to use $60.0 million—$70.0 million for capital expenditures in 2005.

In addition to capital expenditures, we used cash of $17.4 million and $40.7 million in 2004 and 2003, respectively, for acquisitions. We acquired the credit files, contractual rights to territories, customer relationships and related businesses of two credit reporting agencies in the U.S. and one in Canada, for $17.4 million in cash. During 2003, we acquired consumer credit files, contractual rights to territories and customer relationships and related businesses from four affiliates in the U.S. and one in Canada and a small email marketing business for $41.0 million in cash and $1.9 million in liabilities.

In 2003, net cash used in investing activities totaled $98.8 million, a decrease of $241.8 million compared to 2002. The decrease was primarily a result of our 2002 acquisition of Naviant and acquisition of assets from CBC. Our acquisitions, net of cash acquired, accounted for $321.2 million of total cash invested in 2002. Capital expenditures exclusive of acquisitions totaled $52.7 million and $55.4 million in 2003 and 2002, respectively, which principally represented development associated with key technology platforms in our businesses.

In the third quarter of 2002, our $41.0 million note receivable associated with the sale of our risk management collections business in 2000 was completely paid.

Financing Activities

Net cash used by financing activities during 2004 totaled $289.0 million, compared with net cash used by financing activities during 2003 that totaled $195.3 million and net cash provided by financing activities during 2002 that totaled $92.6 million.

Net payments for short-term debt were $145.5 million and payments on our long-term debt were $15.6 million during 2004. In addition, we used $138.0 million during 2004 for the purchase of 5,393,610 shares of our common stock at an average price of $25.55. We increased our dividend on common shares outstanding from $0.02 per share to $0.03 per share during the second quarter of 2004. We paid cash dividends of $15.0 million for 2004. We received cash of $28.1 million during 2004 for the exercise of stock options. In addition to the shares remaining from our Board of Director’s previous authorization in February 2002, the Board authorized an additional $250.0 million in share repurchases in August 2004. At December 31, 2004, our remaining authorized share repurchase was approximately $239.3 million. We continue to expect to purchase our own common stock. During 2005, we expect to retire our 6.3% notes by utilizing our cash flow from operations, excess cash on our balance sheet and borrowings under our U.S. senior unsecured revolving credit agreement and asset securitization facility.

In 2003, net payments for short-term debt were $16.0 million. Additions to our long-term debt were $113.4 million and payments on our long-term debt were $202.6 million during 2003. We increased the amount outstanding under our credit facility in 2003 for purposes of retiring the $200.0 million aggregate principal amount of our outstanding 6.5% senior notes that matured in June, 2003. In addition, we used $94.9 million during 2003 for the purchase of 4,174,800 shares of our common stock at an average price of $22.74. Our dividend policy remained consistent; we paid cash dividends of $11.3 million in 2003. We received cash of $19.5 million during 2003 for the exercise of stock options. At December 31, 2003, our remaining authorized share repurchase was approximately $127.3 million.

In 2002, we received $249.5 million in proceeds from the sale of $250.0 million aggregate principal amount of our 4.95% senior unsecured notes, which mature November 1, 2007. During 2002 we invested $79.8 million to repurchase 2,939,300 million shares of our common stock, and received $34.2 million in proceeds from the exercise of stock options. At December 31, 2001, our remaining authorization for share repurchases was approximately $45.0 million, and in February 2002, our Board of Directors approved an additional $250.0 million for share repurchases. We also paid dividends of $11.4 million in 2002.

Cash and Cash Equivalents

Our cash and cash equivalents balance was $52.1 million and $38.1 million at December 31, 2004 and 2003, respectively.

Revolving Credit Facilities

In August 2004, we entered into a new five-year, $500.0 million senior unsecured revolving credit agreement. The new facility provides for a variable interest rate tied to a Base Rate, the London InterBank Offered Rate (“LIBOR”) plus a specified margin or competitive bid options similar to those contained in the previous facility. The new facility replaces a $465.0 million revolving credit facility. Under our senior credit agreement, we must comply with various financial and non-financial covenants. The financial covenants require us to maintain a leverage ratio of not more than 3.0 to 1.0 (raised to 3.25 to 1.0 for four fiscal quarters in the event the CSC Put option described below under “Contractual Obligations and Commercial Commitments” is exercised) and a minimum interest coverage ratio of not less than 4.0 to 1.0. Compliance with these financial covenants is tested quarterly on a rolling four quarter basis. The non-financial covenants include limitations on liens, subsidiary debt, mergers, liquidations, asset dispositions and acquisitions. Our borrowings under this facility, which have not been guaranteed by any of our subsidiaries, are unsecured and will rank on parity in right of payment with all of our other unsecured and unsubordinated indebtedness from time to time outstanding. As of December 31, 2004, $500.0 million was available and there were no borrowings outstanding under this facility. As of December 31, 2004, we were in compliance with our covenants under this senior revolving credit agreement.

In September 2004, we entered into a new trade receivables-backed revolving credit facility. Under the terms of the transaction, a wholly-owned subsidiary of Equifax may borrow up to $125.0 million, subject to borrowing base availability and other terms and conditions. Equifax will use the net proceeds received from the sale of its trade receivables to the subsidiary for general corporate purposes. The credit facility has an expiration date of September 6, 2005, but may be extended for an additional period of up to three years if specified conditions are satisfied. Loans will bear interest based at commercial paper rates, LIBOR or Base Rate plus a specified margin. Outstanding debt under the facility will be consolidated on our balance sheet for financial reporting purposes. As of December 31, 2004, $84.0 million was available and no amounts were outstanding under this facility.

One of our Canadian subsidiaries had an unsecured, 364-day C$100.0 million revolving credit facility that expired on September 30, 2004. The agreement provided for borrowings tied to the Prime Rate, Base Rate, LIBOR or Canadian Banker’s Acceptances, and contains financial covenants related to interest coverage, funded debt to cash flow and limitations on subsidiary indebtedness. We guaranteed the indebtedness of our Canadian subsidiary under this credit facility. The bank agreed to carry the amounts outstanding under the facility on a demand basis following the expiration of the revolver on September 30, 2004, and the remaining balance was paid in October 2004. Borrowings under this loan (which are included in 2003 short-term borrowings on the Consolidated Financial Statements) at December 31, 2003 were $15.4 million.

In November 2004, we entered into a C$25.0 million revolving credit facility that replaced the C$100.0 million facility that expired in September 2004. The C$25.0 million facility expires in September 2005. There were no borrowings outstanding under this facility at December 31, 2004.

At February 17, 2005, our senior unsecured long-term debt ratings were A- by Standard & Poor’s and Baa1 by Moody’s.

Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual obligations and commitments as of December 31, 2004:

	Payments due by
	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
	(In millions)
Long-term debt (Note 7)	$654.2	$255.7	$249.7	$—	$148.8
Operating leases (Note 11)	107.9	14.6	19.9	61.2	12.2
Data processing agreement
obligations (Note 11)	389.4	70.8	95.6	82.6	140.4
Other long-term liabilities	129.8	—	29.1	38.0	62.7
Interest expense	286.2	30.6	43.4	20.7	191.5
	$1,567.5	$371.7	$437.7	$202.5	$555.6

We believe that anticipated cash flows provided by our operating activities, together with current cash and cash equivalent balances and access to committed and uncommitted credit facilities and the capital market, if required, will be sufficient to meet our projected cash requirements for the next 12 months, and the foreseeable future thereafter, although any projections of future cash needs and cash flows are subject to substantial uncertainty. A potential extraordinary use of cash would be the option that Computer Science Corporation (“CSC”) can exercise to sell its credit reporting business to us at any time prior to 2013. The option exercise price will be determined by an appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if CSC were to exercise the option today, the option price would be approximately $650.0 to $700.0 million. This estimate is based solely on our internal analysis of the value of the business, current market conditions and other factors, all of which are subject to constant change. If CSC were to exercise its option, we would have to obtain additional sources of funding. We believe that this funding would be available from sources such as additional bank credit and the issuance of public debt or equity financings. However, the availability and terms of any such financing would be subject to a number of factors, including credit market conditions, the condition of the equity markets, general economic conditions and our financial performance and condition. Because we do not control the timing of CSC’s exercise of its option, we could be required to seek such financing and increase our indebtedness at a time when market or other conditions are unfavorable.

We continue to evaluate our ability to sell additional equity or debt securities, obtain credit facilities from lenders and restructure our long-term debt for strategic reasons, or to further strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders. In addition, we will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, and the repurchase and retirement of debt, which might affect our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Off Balance Sheet Transactions

Other than facility leasing arrangements, we do not engage in off-balance sheet financing activities. We have entered into a synthetic lease on our Atlanta corporate headquarters building in order to provide us with favorable financing terms with regard to this facility. This $29.0 million lease was entered into in 1998 and expires in 2010. Total lease payments for the remaining term total $9.7 million. Under this synthetic lease arrangement, we have also guaranteed the residual value of the leased property to the lessor. In the event that the property were to be sold by the lessor at the end of the lease term, we would be responsible for any shortfall of the sales proceeds, up to a maximum amount of $23.2 million, which equals 80% of the value of the property at the beginning of the lease term. Based on a current appraisal of the property, we determined that its fair value is $25.0 million. The $4.0 million shortfall against the residual value guarantee will be subsequently recognized as an expense ratably over the remaining lease term.

Letters of Credit and Guarantees

We will, from time to time, issue standby letters of credit, performance bonds or other guarantees in the normal course of our business. The aggregate notional amount of all performance bonds and standby letters of credit is less than $8.0 million. We provide these guarantees from time to time to support the needs of our operating units. Except for our guarantee of the synthetic lease referred to above, our only outstanding guarantee that is not reflected as a liability on our balance sheets was extended in connection with the sale of our risk management collections business to RMA Holdings, LLC (“RMA”) in October 2000, at which time we guaranteed the operating lease payments of a partnership affiliated with RMA. The operating lease, which expires December 11, 2011, has a remaining balance of $8.4 million based on the undiscounted value of remaining lease payments at December 31, 2004. Our obligations under such guarantee are not secured. We believe the likelihood of demand for payment under this instrument is minimal and expect no material losses to occur in connection with this guarantee.

Subsidiary Funds Transfer Limitations

The ability of certain of our subsidiaries and associated companies to transfer funds is limited in some cases by foreign government regulations. At December 31, 2004, the amount of equity subject to such restrictions for consolidated subsidiaries was not material.

Pension Plans

Our defined benefit plan at December 31, 2004, the U.S. Retirement Income Plan (“USRIP”), is subject to the minimum funding requirements and maximum tax-deductible contribution limitations of the Employee Retirement Income Security Act of 1974 (“ERISA”). We made discretionary cash contributions to the USRIP of $20.0 million in each of 2003 and 2004.

We reduced the discount rate assumption used to measure the projected pension and postretirement benefit obligations from 6.25% for the year ended December 31, 2003 to 5.92% for the year ended December 31, 2004, due to a change in the methodology used to determine the rate and a decline in the level of long term interest rates. This reduction caused the projected benefit obligation to increase $23.8 million, from $453.5 million at December 31, 2003 to $477.3 million at December 31, 2004. At December 31, 2004, the USRIP was unfunded with respect to its accumulated benefit obligation by $23.0 million as determined by SFAS No. 87 “Employers’ Accounting for Pensions.”

The expected rate of return on pension plan assets should approximate the actual long-term investment gain on those assets.  The expected rate of return on plan assets used to calculate annual expense was 8.75% for the years ended December 31, 2003 and 2004 and will be 8.00% for the USRIP and 8.25% for the EIPP (defined below) for purposes of calculating SFAS No. 87 expense for 2005.

Effective January 1, 2005, we separated the USRIP into two separate ERISA defined benefits plans. The new plan, the Equifax Inc. Pension Plan (“EIPP”), was funded in January 2005, with a $20.0 million cash contribution from Equifax and the transfer of $17.0 million of assets from the USRIP to the EIPP. The EIPP contained all active employee participants of Equifax as of January 1, 2005, and the USRIP contained all inactive vested participants as of that date. Inactive participants constituted approximately 85% of total participants prior to the separation. The benefits of participants in both plans were unaffected by the separation. The two groups of Equifax, participants - active and inactive - had projected patterns of actuarial liabilities which were markedly different, due to the demographic differences between the two populations. The two plans will have separate assumed rates of return and separate asset allocation strategies, which will allow the corporation to more efficiently fund its respective pension liabilities. Additionally, the assets of one plan will not be available to fund the liabilities of the other plan. We expect to maintain essentially the same funding policy as was the case prior to the separation of the pension plans.

For our non-U.S. retirement tax-qualified retirement plans, we fund at least the amounts sufficient to meet minimum funding requirements but no more than allowed as a tax deduction pursuant to applicable tax regulations.

For the non-qualified supplementary retirement plans, we fund the benefits to retired participants when payable to them but accrue the associated expense and assume the liabilities as required by GAAP accounting.

Acquisition of APPRO Systems, Inc.

Equifax financed the $92.0 million purchase price relating to the acquisition of APPRO Systems, Inc., through available cash and approximately $72.0 million in borrowings under its existing trade-receivables backed revolving credit facility. See Item 8, Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 16.

CEO Transition

On August 18, 2004, Equifax Inc. announced that Thomas F. Chapman, chairman and chief executive officer, informed the Board of Directors of his decision to retire after a successor is elected and the transition completed. The Board requested that Mr. Chapman remain through 2005 or such earlier period of time as would be necessary to ensure an orderly transition. On December 20, 2004, Equifax entered into a transition retirement agreement with Mr. Chapman for this purpose.

Other

We have an outstanding tax related matter with a Canadian tax authority. During 2003, we deposited $5.7 million representing a portion of one of the reassessment positions. It is the opinion of our outside legal and tax experts that we will prevail. See Item 3, Legal Proceedings, for additional information.

Inflation

We do not believe that the rate of inflation has had a material effect on our operating results. However, inflation could adversely affect our future operating results if it were to result in a substantial weakening in economic conditions.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance pertaining to the revenue recognition methodology to apply to revenue arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We adopted EITF Issue No. 00-21 on July 1, 2003 and it did not have a material impact on our financial position or results of operations.

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 132 “Employer’s Disclosures about Pensions and Other Postretirement Benefits.” The purpose of the revision is to require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. These additional disclosures include information describing the types of plan assets, investment strategy, measurements date(s), plan obligations, cash flows and components of net periodic benefit cost recognized. As revised, SFAS 132 enhances disclosures by providing more relevant information about the plan assets available to finance benefit payments, the obligation to pay benefits and an entity’s obligation to fund the plan. This revised version of SFAS 132 is effective for fiscal years ending after December 15, 2003. We adopted the revisions to SFAS 132 and have included the additional disclosures in the Notes to our Consolidated Financial Statements.

In December 2003, the FASB issued its revision to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, (an Interpretation of ARB No. 51).” FIN 46 addresses the consolidation by a reporting entity of variable interest entities that either do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or in which the equity investors lack the characteristics of a controlling financial interest. Application of FIN 46 is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities (also referred to as special-purpose entities) for periods ending after December 15, 2003. The FASB subsequently issued FASB Staff Positions (“FSP’s”), which deferred the effective date for applying the provisions of FIN 46 for interests in certain variable interest entities or potential variable interest entities created before February 1, 2003 until the end of the first interim period ending after March 15, 2004. These FSP’s also required certain disclosures about variable interest entities and potential variable interest entities. We adopted the provisions of FIN 46 in March 2004 and it has not had a material impact on our financial position or results of operations.

In December 2003, the Staff of the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 104, or SAB 104, “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s related “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. We implemented SAB 104 in December 2003 and it did not have a material effect on our financial position or results of operations.

In May 2004, the FASB issued FSP No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Modernization Act of 2003.” This staff position supersedes FSP No. 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” by clarifying the guidance on the recognition of the effects of the Act on employers accumulated post-retirement benefit obligation. Employers that sponsor a postretirement health care plan that provides prescription benefits that are deemed actuarially equivalent to the Medicare Part D benefit are eligible for a federal subsidy. This subsidy is to be treated as an actuarial experience gain in the calculation of the accumulated post-retirement benefit obligation. FSP 106-2 is effective for the first interim period or annual period beginning after June 15, 2004. We adopted the accounting and disclosure provisions of FSP 106-2 in July 2004 and it did not have a material effect on our financial position or results of operations.

In July 2004, the EITF of the FASB reached consensus on Issue No. 02-14 “Whether the Equity Method of Accounting Applies When an Investor Does Not Have an Investment in Voting Stock of an

Investee but Exercises Significant Influence through Other Means.” EITF Issue No. 02-14 provides guidance pertaining to an investors accounting when the investor has significant influence over an investee through means other than voting stock. The provisions of EITF No. 02-14 apply to reporting periods beginning after September 15, 2004. The Company’s accounting for such investments has been consistent with EITF 02-14 and its adoption during the fourth quarter of 2004 did not have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payments.” SFAS 123R is a revision to SFAS 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS 123R establishes standards for the accounting for all transactions in which an entity exchanges its equity instruments for goods or services from either employees or non-employees. This financial accounting standard requires the cost resulting from share-based payment transactions be recognized in the entity’s financial statements as the goods are received or the services are rendered, and establishes fair value as the measurement objective for the accounting for such transactions. SFAS 123R is effective for public entities as of the beginning of the first interim or annual reporting period beginning after June 15, 2005 and applies to (a) all new awards granted after June 15, 2005; (b) modifications, repurchases or cancellations occurring after June 15, 2005, but pertaining to awards granted before June 15, 2005; and (c) the unvested service component of outstanding awards granted prior to June 15, 2005. We will adopt the provisions of SFAS 123R in our third quarter beginning July 1, 2005 and expect that its impact on our financial position or results of operations will be in the range of our SFAS 123 pro forma amounts disclosed in Note 1 of our Notes to our Consolidated Financial Statements.

In December 2004, the FASB issued SFAS 153 “Exchanges of Non monetary Assets—an amendment of APB Opinion No. 29.” SFAS 153 amends APB 29 to eliminate the fair value measurement principal exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to significantly change as result of the exchange. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We will adopt the provisions of SFAS 153 in July 2005 and do not expect that it will a material impact on our financial position or results of operations.

In December 2004, the FASB issued FSP No. 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (the Act). FSP 109-2 specifically addresses the one-time tax deduction of 85% of certain foreign earnings that are repatriated to the U.S. In accordance with this FSP, an enterprise is allowed time beyond the financial reporting period covering the enactment of the Act, to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. FSP 109-2 requires the following disclosures for an enterprise that has not completed its evaluation of the repatriation provisions: (a) a summary of the repatriation as it applies to the enterprise; (b) the expected completion date of the evaluation; (c) the expected effect on income tax expense or benefit; and (d) the amount of un-remitted earnings being considered for repatriation. FSP 109-2 is effective upon issuance. We are utilizing the time allowed by FSP 109-2 to evaluate the effect of the Act as it pertains to our foreign earnings and our application of SFAS 109, and have included the requisite disclosures in Notes 2 and 8 to our Consolidated Financial Statements.

Application of Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our Consolidated Financial Statements and accompanying notes. The following accounting policies involve a “critical accounting estimate” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information see Item 8 of Part II, Notes to Consolidated Financial Statements, Note 1—Significant Accounting and Reporting Policies. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, for which the corresponding products have been delivered or services have rendered, the pricing of which is either fixed or determinable and collectibility of the fee arrangement is reasonably assured. Our sales are predicated upon the existence of a signed contract or purchase order which provides persuasive evidence of the arrangement, pertinent terms and conditions regarding products to be delivered or services to be rendered and the related pricing methodology. We consider the earnings process to be completed when we have fulfilled our specific obligations under the contract or purchase order as substantively demonstrated by evidence of product delivery or rendering of services. We consider the fee arrangement to be realizable or collectible when there exists a probable expectation of customer payment.

A significant portion of our revenues is based upon transactional activity generated by customers’ access to, or queries of, our propriety data bases. Product or service delivery, and customer acceptance is inherent in this process by nature of the value thereby transferred to and utilized by the customer. Revenues are typically usage based and incorporate predetermined volume-tiered unit pricing.

A small portion of our revenue is related to subscription-based contracts under which the customer pays a flat fee for a preset or unlimited volume of transactions or services. Revenue recognition in these cases is based upon pro-rating the related fee over the term of the contract. For pre-set volume contracts, if the actual periodic usage is more than the relative periodic prorated volume, the revenue related to the over-run is billed and recognized monthly; and if actual periodic usage is less than the relative periodic prorated volume, the revenue related to the under-run is deferred and recognized when cumulative volumes exceed the contracted volumes or at the end of the contract period.

In conjunction with certain products and services, we charge a non-refundable set-up, membership or right-to-use license fee which is recognized into revenue on a straight-line basis over the term of the contract.

Revenue from, and customer billing for, the sale of complementary Information Service products such as the development of unique decision or predictive statistical models, and the sale of Marketing Service products such as demographic data lists, data queries and market research, is recognized upon completion, customer installation and acceptance.

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

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other accounts receivable, we recognize allowances for doubtful accounts based on our past write-off experience (i.e. average percentage of receivables written off historically) and the length of time the receivables are past due. Allowances for doubtful accounts were approximately $9.3 million or 5% of the accounts receivable on our Consolidated Balance Sheet at December 31, 2004. Accounts receivable, net of allowances, was approximately $195.1 million or 65% of total current assets in our Consolidated Balance Sheets of December 31, 2004. We consider accounting for accounts receivable allowances critical to all of our operating segments because of the significance of accounts receivable to our current assets and operating cash flow. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, or if economic conditions worsened, additional allowances may be required in the future, which could have a material effect on our Consolidated Financial Statements. We reassess our allowance for doubtful accounts each period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue or expense recognized could result.

Valuation of Long-Lived and Intangible Assets

Goodwill and certain other intangible assets are tested for impairment in accordance with SFAS 142, and all other long-lived assets are tested for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We regularly evaluate whether events or circumstances have occurred which indicate that the carrying amounts of long-lived assets (principally goodwill, purchased data files, systems development and other deferred costs and investments in unconsolidated subsidiaries) may be impaired or not recoverable. The significant factors that are considered that could trigger an impairment review include: changes in business strategy, market conditions or the manner of use of an asset; underperformance relative to historical or expected future operating results; and negative industry or economic trends. In evaluating our long-lived assets other than goodwill for possible impairment, management estimates that asset’s future undiscounted cash flows to measure whether the asset is recoverable. If it is determined that the asset is not recoverable, we measure the impairment based on the projected discounted cash flows of the asset over its remaining life. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect these evaluations. In 2001, the FASB issued SFAS 142, which among other things, eliminates the amortization of goodwill and certain other intangible assets and requires that goodwill be evaluated annually for impairment by applying a fair value-based test. We adopted the standard effective January 1, 2002 for acquisitions prior to June 30, 2001, and, in accordance with the standard, completed our first fair value-based impairment tests by June 30, 2002. During 2004, we updated our impairment evaluation and determined that reporting unit goodwill remained unimpaired.

Legal Contingencies

We are subject to various proceedings, lawsuits and claims arising in the normal course of our business. Our Consolidated Financial Statements reflect the treatment of claims and contingencies based on our management’s view of the expected outcome. We periodically review claims and legal proceedings and assess whether we have potential financial exposure. If the likelihood of an adverse outcome from any claim or legal proceeding is probable and the amount can be estimated, we accrue a liability for estimated legal fees and settlements in accordance with SFAS No. 5, “Accounting for Contingencies.”

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. We must then assess the likelihood that our net deferred tax assets will be recovered from future taxable income or other tax planning opportunities, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. A valuation allowance is currently set against certain net deferred tax assets because we believe it is more likely than not that these deferred tax assets will not be realized through the generation of future taxable income or other tax planning opportunities. Significant management judgment is required in determining our provision for income taxes and our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to realize any future benefit from our deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, our operating results and financial position could be materially affected.

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA includes a tax deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. Equifax may elect to apply this provision to qualifying earnings repatriations during its 2005 tax year. Equifax has started an evaluation of the effects of the repatriation provision; however, we do not expect to be able to complete this evaluation until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. Equifax expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that we are considering for repatriation under this provision is between zero and $100.0 million. Due to complexity of the provisions of the AJCA and pending additional clarifying language, the range of possible income tax effects of potential repatriation cannot be reasonably estimated at this time.

Retirement Plans

Our pension plans and postretirement benefit plans are accounted for using actuarial valuations required by SFAS No. 87 and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Our minimum pension liability, net of tax, as of December 31, 2004, was approximately $117.0 million or 11% of the total liabilities on our Consolidated Balance Sheet as of December 31, 2004. We consider accounting for retirement plans critical to all of our operating segments because our management is required to make significant subjective judgments about a number of actuarial assumptions, which include discount rates, health care cost trends rates, salary growth, long-term return on plan assets and mortality rates. Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and have a material effect on our Consolidated Financial Statements.

Risk Factors

Since our revenues depend to a large extent on our customers’ demand for consumer credit information, deterioration of current economic conditions or rising interest rates may harm our results of operations.

Consumer credit reports constitute our core product. In general, our customers use our credit reports and related services to process applications for new credit cards, automobile loans, home mortgages and refinancing and other consumer loans. They also use our credit reports and services to monitor existing credit relationships. Consumer demand for credit, i.e. rates of spending and levels of indebtedness, tends to grow more slowly or decline during periods of economic contraction or slow economic growth. Rising rates of interest may also negatively impact consumer demand for credit, especially mortgage loan refinancing. A decline in consumer demand for credit reduces our customers’ demand for our consumer credit reports. Consequently, our revenues from consumer credit report products and services could be negatively affected and our results of operations harmed if consumer demand for credit decreases, or if interest rates increase.

The loss of access to credit and other data from external sources could harm our ability to provide our products and services.

We rely extensively upon data from external sources to maintain our proprietary and non-proprietary databases, including data received from customers and various government and public record services. Our data sources could withdraw their data from us for a variety of reasons, including legislatively or judicially imposed restrictions on use. If a substantial number of data sources were to withdraw their data, or if we were to lose access to data due to government regulation, our ability to provide products and services to our clients could be materially adversely impacted, which could result in decreased revenues, net income and earnings per share.

Compliance with recent amendments to the Fair Credit Reporting Act will increase our compliance costs, which may not be offset by regulatory recovery fees and consumer marketing initiatives.

The FACT Act, which amended the Fair Credit Reporting Act, became law in December 2003. Beginning on December 1, 2004, the FACT Act, among other things, requires us on an annual basis to provide free credit reports to consumers upon request. These reports may be requested by Internet, telephone or mail through centralized request facilities which we and other nationwide credit reporting agencies must establish and support. In addition, subject to final regulations to be adopted by the Federal Trade Commission (“FTC”), consumers will be entitled to a free credit report upon request if a report results in the consumer obtaining credit terms less favorable than those provided to a majority of the credit provider’s customers (“risk-based pricing”). The FACT Act also requires us to provide credit scores to requesting consumers for a reasonable fee, as determined by the FTC. The FTC has issued regulations to implement many of these requirements, including establishment of the centralized request facilities and development of procedures to phase-in such requests, beginning in the Western region of the U.S. and expanding to include the Midwestern region on March 1, 2005; the Southern region on June 1, 2005; and the Eastern region on September 1, 2005. Additional provisions of the FACT Act impose requirements designed to reduce consumer identity theft, limit provision of medical information and require reports to the FTC regarding consumer complaints.

We have modified our procedures and systems to deal with these and other FACT Act provisions where applicable. We have incurred significant compliance costs to implement the FACT Act requirements, and we expect to continue incurring expenses to comply with the FTC’s regulations that could have a material adverse effect on our financial condition and results of operations. The net impact of the free report disclosure and other requirements of the FACT Act on our business will depend on numerous factors, including among others the actual demand of consumers for free credit reports, our ability to increase fees to customers to recover these regulatory costs, our experience marketing fee-generating products to consumers requesting free credit file disclosures; the FTC’s final determination of the fee we can charge for providing credit score disclosures to requesting consumers; the actual cost of resolving additional credit file and credit score reinvestigation requests from consumers; and approval of final FTC and Federal Reserve Board rules on risk-based pricing transactions and other matters.

Changes in the legislative, regulatory and judicial environments may adversely affect our ability to collect, manage, aggregate and use data.

Our business involves collection of consumer and business data and distribution of such information to businesses making credit and marketing decisions. Consequently, certain of our activities and services are subject to regulation by federal, state and local authorities in the U.S. and Canada, and in those countries within Europe and Latin America where we do business. For instance, much of the data and services that we provide are subject to regulation under the Fair Credit Reporting Act (“FCRA”) which regulates the use of consumer credit information and, to a lesser extent, the Gramm-Leach-Bliley Act which regulates the use of non-public personal information held by financial institutions. We are also subject to the U.K.’s Data Protection Act of 1998, which regulates the manner in which we can use third-party data and recent regulatory limitations relating to use of the Electoral Roll, one of our key data sources in the U.K. In addition, public interest in individual privacy rights and the collection, distribution and use of information about individuals may result in the adoption of new federal, state, local and foreign laws and regulations that could include increased compliance requirements and restrictions on the purchase, sale and sharing of information about consumers for commercial purposes, and have a negative impact on our ability to collect such information provided by consumers voluntarily. Future international, federal, state and local laws and regulations with respect to the collection, management and use of data about individuals, and adverse publicity, judicial interpretations or potential litigation concerning the commercial use of such information, may result in substantial regulatory compliance costs, litigation expense or a loss of revenue.

Our markets are highly competitive and new product introductions and pricing strategies being offered by our competitors could decrease our sales and market share, or require us to reduce our prices in a manner that reduces our gross margins.

We operate in a number of geographic, product and service markets that are highly competitive. In consumer credit reporting services, we compete primarily with two global consumer credit reporting companies, Experian Information Solutions, Inc. and TransUnion LLC. We also compete with these and other companies, including Acxiom Corporation, Harte-Hanks, Inc. and InfoUSA, Inc. with respect to our direct marketing services. We cannot assure that competitors will not develop products and services that are superior to or that achieve greater market acceptance than our products and services.

The sizes of our competitors vary across market segments, as do the resources we have allocated to the segments we target. Therefore, some of our competitors may have significantly greater financial, technical, marketing or other resources than we do in each of our market segments or overall. As a result, our competitors may be in a position to respond more quickly than we can to new or emerging technologies and changes in customer requirements, or may devote greater resources than we can to the development, promotion, sale and support of products and services. Moreover, new competitors or alliances among our competitors may emerge and potentially reduce our market share. For instance, we may face competition from new entrants to the business and consumer marketing information industry as a result of the rapid expansion of the Internet, which is a substantial new channel for distributing consumer and business information to the market. If we are unable to respond as quickly or effectively to changes in customer requirements as our competition, our ability to expand our business and sell our products and services will be negatively affected.

Some of our competitors may also be able to sell products competitive to ours at lower prices given proprietary ownership of data, technical superiority or economies of scale. Price reductions by our competitors could negatively impact our margins and results of operations, and could also harm our ability to obtain new commercial relationships on favorable terms.

Our ability to increase our revenues will depend to some extent upon introducing new products and services, and if the marketplace does not accept these new products and services, our revenues may decline.

To increase our revenues, we must enhance and improve existing products and continue to introduce new products and new versions of existing products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. We believe much of our future growth prospects will rest on our ability to continue to expand into newer products and services. Products that we plan to market in the future are in various stages of development. We cannot assure that the marketplace will accept these products. If our current or potential customers are not willing to switch to or adopt our new products and services, our ability to increase revenues will be impaired.

If we fail to keep up with rapidly changing technologies, our products and services could become less competitive or obsolete.

In our markets, technology changes rapidly, and there are continuous improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems, database technology and the use of the Internet. Advances in technology may result in changing customer preferences for products and services and delivery formats. If we fail to enhance our current products and develop new products in response to changes in technology, industry standards or customer preferences, our products and services could rapidly become less competitive or obsolete. Our future success will depend, in part, upon our ability to internally develop new and competitive technologies; use leading third-party technologies effectively; continue to develop our technical expertise; anticipate and effectively respond to changing customer needs; and influence and respond to emerging industry standards and other technological changes.

We may suffer adverse financial consequences if Computer Sciences Corporation requires us to purchase its credit reporting business when the public equity or debt markets or other financing conditions are unfavorable to us.

In 1988, we entered into an agreement with CSC and certain of its affiliates under which CSC’s credit reporting agencies utilize our computerized credit database services. Under the agreement, CSC has an option, exercisable at any time, to sell its credit reporting business to us. The option expires in 2013. The option exercise price will be determined by an appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if CSC were to exercise the option today, the option price would be approximately $650.0 to $700.0 million. This estimate is based solely on our internal analysis of the value of the businesses, current market conditions and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than the estimated amount. If CSC were to exercise its option, we would have to obtain additional sources of funding. We believe that this funding would be available from sources such as additional bank lines of credit and the issuance of public debt and/or equity. However, the availability and terms of any such capital financing would be subject to a number of factors, including credit market conditions, the state of the equity markets, general economic conditions and our financial performance and condition. Because we do not control the timing of CSC’s exercise of its option, we could be required to seek such financing and increase our debt levels at a time when market or other conditions are unfavorable.

Our international operations subject us to additional business risks that may reduce our profitability or revenues.

We conduct business outside of the U.S. During the fiscal year ended December 31, 2004, we received approximately 26% of our revenues from business outside the U.S. As part of our growth strategy, we plan to continue to pursue opportunities outside the U.S. As a result, our future operating results could be negatively affected by a variety of factors, many of which are beyond our control. The risks and potential costs of our international operations, include: political and economic instability; changes in regulatory requirements and policy and the adoption of laws detrimental to our operations, such as legislation relating to the collection and use of personal data; negative impact of currency exchange rate fluctuations; potentially adverse tax consequences; increased restrictions on the repatriation of earnings; and general economic conditions in international markets. We may not be able to avoid significant expenditures in addressing these potential risks.

Security is important to our business, and breaches of security, or the perception that e-commerce is not secure, could harm our business.

Business-to-business and business-to-consumer electronic commerce, including that which is Internet-based, requires the secure transmission of confidential information over public networks. Several of our products are accessed through the Internet, including our consumer and commercial information services that are delivered via ePORT™, our Internet delivery channel and our Personal Solutions services accessible through the www.equifax.com website. Security breaches in connection with the delivery of our products and services via ePORT™, our Personal Solutions website or well-publicized security breaches not involving the Internet that may affect us or our industry, such as database intrusion, could be detrimental to our business, operating results and financial condition. We cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography or other developments will not compromise or breach the technology protecting the networks that access our products, consumer services and proprietary database information.

If we experience system failures, the delivery of our products and services to our customers could be delayed or interrupted, which could harm our business and reputation and result in the loss of customers.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operations of our computer network systems and data centers. Some of these systems have been outsourced to third party providers. Any significant interruptions could severely harm our business and reputation and result in a loss of customers. Our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. The steps we have taken to prevent a system failure may not be successful and our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

We may incur risks related to acquisitions or significant investment in businesses.

We have made in the past, and may make in the future, acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. Any acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include:

•       the financial and strategic goals for the acquired and combined business may not be achieved;

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

•       unanticipated liabilities, legal risks and costs;

•       the distraction of management from our ongoing business; and

•       the impairment of relationships with employees and customers as a result of any integration of new management personnel.

These factors could harm our business, results of operations or financial position, particularly in the event of a significant acquisition. The acquisition of businesses having a significant presence outside the U.S. will increase our relative exposure to the risks of conducting operations in international markets.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Exchange Rate Risk

A substantial majority of our revenue, expense and capital expenditure activities are transacted in U.S. dollars. However, we do transact business in other currencies, primarily the British pound, the euro, the Canadian dollar and the Brazilian real. For most of these foreign currencies, we are a net recipient, and therefore, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currencies in which we transact significant amounts of business.

We are required to translate, or express in U.S. dollars, the assets and liabilities of our foreign subsidiaries that are denominated or measured in foreign currencies at the applicable year-end rate of exchange on our Consolidated Balance Sheets, and income statement items of our foreign subsidiaries at the average rates prevailing during the year. We record the resulting translation adjustment, and gains and losses resulting from the translation of intercompany balances of a long-term investment nature, as components of our shareholders’ equity. Other immaterial foreign currency transaction gains and losses are recorded in our Consolidated Statements of Income. We do not, as a matter of policy, hedge translational foreign currency exposure. We will, however, hedge foreign currency exchange rate risks associated with material transactions that are denominated in a foreign currency.

At December 31, 2004, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2004, would have resulted in an increase of our revenues by $34.3 million, and an increase of our pre-tax operating profit by $7.8 million. A 10% stronger U.S. dollar would have resulted in similar decreases to our revenues and pre-tax operating profit.

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relates to our variable rate revolving credit debt and the interest rate swap agreements associated with portions of our fixed rate public debt. The nature and amount of our long-term and short-term debt as well as the proportionate amount of fixed-rate and floating-rate debt can be expected to vary as a result of future business requirements, market conditions and other factors.

We attempt to achieve the lowest all-in weighted average cost of debt while simultaneously taking into account the mix of our fixed and floating rate debt, and the average life and scheduled maturities of our debt. At December 31, 2004, our weighted average cost of debt was 4.9% and weighted average life of debt was 6.7 years.

We generally target a mix of fixed and floating rate debt which lies within a range of 30-70% fixed, with the balance being floating rate. At December 31, 2004, 62% of our debt was fixed rate, and the remaining 38% floating rate. We use derivatives to manage our exposure to changes in interest rates by entering into interest rate swaps. As of December 31, 2004, we had $279.0 million, notional amount, of interest rate swap agreements outstanding with bank counterparties.

Our variable rate indebtedness consists primarily of our $500.0 million unsecured revolving credit facility and a separate C$25.0 million revolving credit facility in Canada. The rate of interest we pay on our $500.0 million facility is based on a floating rate pricing grid tied to our long-term senior unsecured debt rating. We are currently rated A- by Standard & Poor’s and Baa1 by Moody’s. In the case of a split rating, pricing is based on the higher rating, i.e., currently A- from Standard & Poor’s. We can borrow under the facility at floating rates of interest tied to Base Rate and LIBOR. A competitive bid option is also available, dependent on liquidity in the bank market. At December 31, 2004, no borrowings were outstanding and $500.0 million of additional borrowing capacity was available under this facility. Borrowings under our Canadian facility bear interest at a floating rate tied to Prime, LIBOR or Canadian Banker’s Acceptances. At December 31, 2004, no borrowings were outstanding, and C$25.0 million (US$20.8 million) of additional borrowing capacity was available under our Canadian facility.

We have interest rate swap agreements in place to float the interest rate on $250.0 million of our fixed rate, 6.3% senior unsecured notes through their maturity date in 2005. These swaps have been designated as fair value hedges, were documented as fully effective under SFAS 133, and were valued on a mark-to-market basis as an asset totaling $5.6 million at December 31, 2004. The offsetting liability of $5.6 million is included in short-term debt in the accompanying Consolidated Balance Sheets. These swaps give us the right to receive fixed rate payments from the counterparties, in exchange for floating rate payments from us. The floating rate payments on these interest rate swaps are tied to six-month LIBOR plus a spread, with net settlements paid semi-annually. The final maturity of these interest rate swaps is July 2005, coinciding with the final maturity of the associated notes.

We also have a $29.0 million floating-to-fixed interest rate swap, maturing 2010, which fixes the effective rate of interest on the $29.0 million synthetic lease for our Atlanta corporate headquarters. This derivative instrument is designated as a cash flow hedge, was documented as fully effective under SFAS 133, and was valued on a mark-to-market basis as a liability totaling $3.1 million at December 31, 2004. This interest rate swap gives us the right to receive a floating rate payment tied to three-month LIBOR plus a spread from the counterparty, in exchange for a fixed rate payment from us. The net settlements occur quarterly.

A 1% increase in the average rate of interest on the variable rate debt outstanding under our revolving credit facilities during 2004 would have increased our pre-tax interest expense by $0.8 million.

A 1% increase in the average rate of interest associated with the floating rate payments due under our interest rate swap agreements during 2004 would have increased our pretax interest expense by $2.5 million. Since all of our interest rate swaps are fully effective per SFAS 133, our income statement is unaffected by the non-cash quarterly mark-to-market adjustments associated with these derivatives.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Equifax is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Equifax’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those written policies and procedures that:

•  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Equifax;

•  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States;

•  provide reasonable assurance that receipts and expenditures of Equifax are being made only in accordance with authorization of management and the Board of Directors of Equifax; and

•  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Equifax’s internal control over financial reporting as of December 31, 2004. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Equifax’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2004, Equifax maintained effective internal control over financial reporting.

Ernst & Young LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of Equifax included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting which is included on page 47 of this report.

Report of Independent Registered Public Accounting Firm
on Internal Control OVER FINANCIAL REPORTING

The Board of Directors and
Stockholders of Equifax Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Equifax Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Equifax Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection  of unauthorized acquisition, use, or disposition of the company’s assets that could have a material  effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Equifax Inc. maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Equifax Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2004 of Equifax Inc. and our report dated March 15, 2005 expressed an unqualified opinion therein.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and
Stockholders of Equifax Inc.:

We have audited the accompanying consolidated balance sheets of Equifax Inc., as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement position. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equifax Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Equifax Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in 2003.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 15, 2005

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF INCOME

	Twelve Months Ended December 31,
	2004	2003	2002
	(In millions, except per share amounts)
Operating revenue	$1,272.8	$1,210.7	$1,095.3
Costs and expenses:
Costs of services	531.5	499.7	416.4
Selling, general and administrative expenses	282.0	272.1	246.7
Depreciation	14.4	15.1	12.4
Amortization	66.7	79.0	67.3
Restructuring and impairment charges	2.4	30.6	—
Total costs and expenses	897.0	896.5	742.8
Operating income	375.8	314.2	352.5
Other income, net	47.5	14.0	6.8
Minority interests in earnings, net of tax	(3.2)	(3.3)	(2.0)
Interest expense	(34.9)	(39.6)	(41.2)
Income from continuing operations before income taxes	385.2	285.3	316.1
Provision for income taxes	(147.9)	(104.6)	(124.4)
Income from continuing operations	237.3	180.7	191.7
Discontinued operations (Note 3):
Loss from discontinued operations, net of income tax benefit (expense) of $1.5, $0.0 and $(2.2) in 2004, 2003 and 2002	(2.6)	(15.8)	(13.7)
Net income	$234.7	$164.9	$178.0
Per common share (basic):
Income from continuing operations	$1.81	$1.35	$1.41
Discontinued operations	(0.02)	(0.12)	(0.10)
Net income	$1.79	$1.23	$1.31
Shares used in computing basic earnings per share	131.3	134.5	136.2
Per common share (diluted):
Income from continuing operations	$1.78	$1.32	$1.38
Discontinued operations	(0.02)	(0.12)	(0.10)
Net income	$1.76	$1.20	$1.28
Shares used in computing diluted earnings per share	133.5	136.7	138.5
Dividends per common share	$0.11	$0.08	$0.08

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2004	2003	2002
	(In millions)
Cash flows from operating activities:
Net income	$234.7	$164.9	$178.0
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Gain on sale of investment in Intersections Inc.	(36.8)	—	—
Loss from discontinued operations	2.6	15.8	13.7
Depreciation and amortization	81.1	94.1	79.7
Restructuring and impairment charges	2.4	30.6	—
Income tax benefit from stock plans	5.9	4.3	6.6
Deferred income taxes	25.3	15.8	17.9
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(17.2)	17.8	27.5
Current liabilities, excluding debt	7.6	(15.4)	(31.7)
Other current assets	7.9	(3.9)	12.0
Other long-term liabilities, excluding debt	2.7	(3.4)	(10.8)
Other assets	(7.0)	(27.7)	(43.3)
Other	(0.2)	0.8	—
Cash provided by operating activities	309.0	293.7	249.6
Investing activities:
Additions to property and equipment	(16.5)	(14.2)	(12.5)
Additions to other assets, net	(31.0)	(38.5)	(42.9)
Acquisitions, net of cash acquired	(17.4)	(40.7)	(321.2)
Investments in unconsolidated companies	—	—	(0.1)
Proceeds from sale of investments and businesses	59.4	—	41.0
Deferred payments on prior year acquisitions	(1.4)	(5.4)	(4.9)
Other	0.4	—	—
Cash used by investing activities	(6.5)	(98.8)	(340.6)
Financing activities:
Net short-term payments	(145.5)	(16.0)	(25.8)
Additions to long-term debt	0.6	113.4	249.5
Payments on long-term debt	(15.6)	(202.6)	(75.0)
Treasury stock purchases	(138.0)	(94.9)	(79.8)
Dividends paid	(15.0)	(11.3)	(11.4)
Proceeds from exercise of stock options	28.1	19.5	34.2
Other	(3.6)	(3.4)	0.9
Cash (used) provided by financing activities	(289.0)	(195.3)	92.6
Effect of foreign currency exchange rates on cash	(1.2)	8.3	(2.8)
Cash provided (used) by discontinued operations	1.7	0.8	(2.4)
Increase (decrease) in cash and cash equivalents	14.0	8.7	(3.6)
Cash and cash equivalents, beginning of year	38.1	29.4	33.0
Cash and cash equivalents, end of year	$52.1	$38.1	$29.4

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(In millions, except par values)
ASSETS
Current Assets:
Cash and cash equivalents	$52.1	$38.1
Trade accounts receivable, net of allowance for doubtful accounts of $9.3 in 2004 and $11.9 in 2003	195.1	172.5
Other receivables	8.9	13.0
Deferred income tax assets	13.2	14.4
Other current assets	29.8	42.1
Current assets from discontinued operations	0.5	5.8
Total current assets	299.6	285.9
Property and Equipment:
Land, buildings and improvements	30.2	29.5
Data processing equipment and furniture	309.6	300.4
	339.8	329.9
Less accumulated depreciation	198.0	183.3
	141.8	146.6
Goodwill, net	747.5	724.3
Purchased Intangible Assets, net	281.3	296.2
Other Assets, net	87.0	91.4
Assets of Discontinued Operations	—	8.9
	$1,557.2	$1,553.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt and current maturities	$255.7	$160.5
Accounts payable	9.7	12.5
Accrued salaries and bonuses	28.8	32.8
Other current liabilities	162.4	144.9
Current liabilities from discontinued operations	0.3	4.1
Total current liabilities	456.9	354.8
Long-Term Debt	398.5	663.0
Deferred Revenue	9.8	12.0
Deferred Income Tax Liabilities	38.6	19.3
Other Long-Term Liabilities	129.8	124.1
Liabilities of Discontinued Operations	—	8.6
Total liabilities	1,033.6	1,181.8
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.01 par value: Authorized—10.0; Issued—none	—	—
Common stock, $1.25 par value: Authorized shares—300.0; Issued shares—182.0 in 2004 and 180.4 in 2003; Outstanding shares—129.4 in 2004 and 132.7 in 2003	227.5	225.5
Paid-in capital	466.9	432.5
Retained earnings	1,298.8	1,079.0
Accumulated other comprehensive loss	(267.0)	(296.1)
Treasury stock, at cost, 47.7 shares in 2004 and 42.3 shares in 2003	(1,133.4)	(995.5)
Stock held by employee benefits trusts, at cost, 4.9 shares in 2004 and 5.4 shares in 2003	(69.2)	(73.9)
Total shareholders’ equity	523.6	371.5
	$1,557.2	$1,553.3

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

							Stock
					Accumulated		Held By
	Common Stock:				Other		Employee	Total
	Shares		Paid-In	Retained	Comprehensive	Treasury	Benefits	Shareholders’
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Trusts	Equity
	(In millions)
Balance, December 31, 2001	136.2	$223.0	$376.7	$758.8	$(197.2)	$(828.0)	$(89.8)	$243.5
Net income	—	—	—	178.0	—	—	—	178.0
Other comprehensive income	—	—	—	—	(162.2)	—	—	(162.2)
Shares issued under stock plans	2.4	2.1	28.2	—	—	0.8	7.4	38.5
Treasury stock purchased	(2.9)	—	—	—	—	(72.5)	—	(72.5)
Cash dividends	—	—	—	(11.4)	—	—	—	(11.4)
Income tax benefit from stock plans	—	—	6.6	—	—	—	—	6.6
Dividends from employee benefits trusts	—	—	0.5	—	—	—	—	0.5
Balance, December 31, 2002	135.7	$225.1	$412.0	$925.4	$(359.4)	$(899.7)	$(82.4)	$221.0
Net income	—	—	—	164.9	—	—	—	164.9
Other comprehensive income	—	—	—	—	63.3	—	—	63.3
Shares issued under stock plans	1.1	0.4	15.7	—	—	(0.8)	8.5	23.8
Treasury stock purchased	(4.1)	—	—	—	—	(95.0)	—	(95.0)
Cash dividends	—	—	—	(11.3)	—	—	—	(11.3)
Income tax benefit from stock plans	—	—	4.3	—	—	—	—	4.3
Dividends from employee benefits trusts	—	—	0.5	—	—	—	—	0.5
Balance, December 31, 2003	132.7	$225.5	$432.5	$1,079.0	$(296.1)	$(995.5)	$(73.9)	$371.5
Net income	—	—	—	234.7	—	—	—	234.7
Other comprehensive income	—	—	—	—	29.1	—	—	29.1
Shares issued under stock plans	2.1	2.0	34.0	—	—	—	4.7	40.7
Treasury stock purchased	(5.4)	—	—	—	—	(138.0)	—	(138.0)
Cash dividends	—	—	—	(15.0)	—	—	—	(15.0)
Dividends from employee benefits trusts	—	—	0.4	—	—	—	—	0.4
Balance, December 31, 2004	129.4	$227.5	$466.9	$1,298.8 *	$(267.0)	$(1,133.4)*	$(69.2)	$523.6 *

*                      Does not total due to rounding

See Notes to Consolidated Financial Statements.

Accumulated Other Comprehensive Loss consists of the following components:

	December 31,
	2004	2003	2002
	(In millions)
Foreign currency translation	$(148.2)	$(173.7)	$(239.6)
Minimum pension liability, net of accumulated tax of $70.2, $70.7 and $70.2 in 2004, 2003 and 2002, respectively	(117.0)	(120.1)	(117.0)
Cash flow hedging transactions, net of tax of $1.1, $1.4 and $1.9 in 2004, 2003 and 2002, respectively	(1.8)	(2.3)	(2.8)
	$(267.0)	$(296.1)	$(359.4)

Comprehensive Income is as follows:

	Twelve Months Ended December 31,
	2004	2003	2002
Net income	$234.7	$164.9	$178.0
Other comprehensive income (loss):
Foreign currency translation adjustment	29.5	65.9	(47.8)
Reclassification adjustment for the gain on sale of discontinued operations	(4.0)	0	0
Change in cumulative loss from cash flow hedging transactions	0.5	0.5	(2.0)
Minimum pension liability adjustment	3.1	(3.1)	(112.4)
	$263.8	$228.2	$15.8

See Notes to Consolidated Financial Statements.

1.   SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Accounting Principles.   Our financial statements and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Basis of Consolidation.   Our consolidated financial statements include Equifax and all subsidiaries. The Company consolidates all majority-owned and controlled subsidiaries, uses the equity method of accounting for investments in which the Company is able to exercise significant influence and uses the cost method for all other investments. All significant intercompany transactions and balances are eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

Nature of Operations.   We collect, organize and manage various types of financial, demographic and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as state and federal governments. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to individuals. We have approximately 4,400 employees worldwide, and manage our business globally through the following three reporting segments: Equifax North America, Equifax Europe and Equifax Latin America. Our operations are predominantly located within the U.S., with foreign operations principally located in Canada, the U.K. and Brazil.

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

Use of Estimates.   GAAP requires us to make estimates and assumptions. Accordingly, we make these estimates and assumptions after exercising judgment and we believe that the estimates and assumptions inherent in our financial statements are reasonable, based upon information available to us at the time they are made. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are used for, but not limited to, the accounting for long-lived asset impairments, contingencies and the allowance for doubtful accounts, the use, recoverability and/or realizability of certain assets, including deferred tax and other assets, restructuring costs, the valuation of pension plan obligations and assets and the preliminary allocation of the purchase price of acquisitions. Actual results could differ from these estimates.

Revenue Recognition and Deferred Revenue.   We recognize revenue when persuasive evidence of an arrangement exists, for which the corresponding products have been delivered or services have been rendered, the pricing of which is either fixed or determinable and collectibility of the fee arrangement is reasonably assured. We consider the earnings process to be completed when we have fulfilled our specific obligations under the contract as demonstrated by evidence of product delivery or rendering of services.

Most of our revenues are based upon transactional activity generated by customers’ access to, or queries of, our proprietary databases. Revenues are typically usage-based and incorporate predetermined volume-tiered unit pricing. Some of our revenue is related to subscription-based contracts under which the customer pays a flat fee for a preset or unlimited volume of transactions or services. Revenue recognition in these cases is based upon pro-rating the related fee over the term of the contract. In conjunction with certain products and services, we charge non-refundable set-up and membership fees which are recognized on a straight-line basis over the term of the contract. Revenue from the sale of decision or statistical models is recognized upon customer installation and acceptance. For certain products and services sold on a subscription basis, we recognize revenue pro rata over the term of the contract.

Some of our sales contracts contain multiple elements pertaining to the delivery of distinct products and services such as decisioning models, prescreening services, and database management services.  These deliverables are divided into separate units of accounting to which we allocate the contract revenues based on specific evidence of their relative fair values. The individual deliverables are generally independent of each other and can be sold on a stand-alone basis without affecting their usefulness to the customer. If relative fair values cannot be established, revenue recognition is deferred until all elements within the contract have been delivered. Failure to satisfy a specific element in the arrangement does not result in the cancellation of the entire contract but rather would result in a pro rata refund to the customer.

Deferred revenue represents the liability for amounts billed in advance of service delivery, and is classified as either current or long-term deferred revenue, with the current portion representing services expected to be provided within the next twelve months. Current deferred revenue is included with other current liabilities in the accompanying Consolidated Balance Sheets, and totaled $33.8 million and $22.9 million respectively at December 31, 2004 and 2003. In conjunction with the divestiture of our risk management collections businesses in the U.S. and Canada in October 2000, certain of the proceeds received related to contracts to provide credit information products and services to the buyers over the next five to six years and were recorded in current and long-term deferred revenue. At December 31, 2004 and 2003, $10.1 million and $11.6 million, respectively, remained unrecognized, with $7.7 million and $9.2 million, respectively, included in long-term deferred revenue in the accompanying Consolidated Balance Sheets. This deferred revenue will be recognized as the contracted products and services are provided.

Accounts Receivable.   In September 2004, we entered into a new trade receivables-backed revolving credit facility. At December 31, 2004, $111.1 million of net accounts receivable had been sold to our wholly-owned subsidiary and is included in accounts receivable in the accompanying Consolidated Balance Sheets. We do not recognize interest income on our trade receivables.

Allowance for Doubtful Trade Accounts Receivable.   The provision for estimated losses on trade accounts receivable is based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns and the establishment of specific reserves for customers in adverse financial condition or for existing contractual disputes wherein we are not assured of a favorable outcome. The allowance for doubtful accounts was $9.3 million and $11.9 million, respectively, at December 31, 2004 and 2003. Increases to the provision are recorded as bad debt expense and are included in selling, general and administrative expenses on the accompanying Consolidated Statements of Income. Bad debt expense was $2.9 million or 0.23% of revenue for 2004, $8.8 million or 0.72% of revenue for 2003 and $10.1 million or 0.91% of revenue for 2002. We reassess the adequacy of the allowance for doubtful accounts receivable each reporting period. During 2004, we wrote off $4.5 million of accounts receivable and recovered $3.4 of previously written-off accounts receivable. During 2003, we wrote-off $17.0 million of accounts receivable, which included $11.0 million from our eMarketing business unit, and recovered $0.6 million of previously written-off accounts receivable.

Costs of Services.   Costs of services consist primarily of data acquisition and royalties; customer service costs, which include: personnel costs to collect, maintain and update our proprietary databases, to develop and maintain software application platforms and to provide consumer and customer call center support; hardware and software expense associated with transaction processing systems; telecommunication and computer network expense; and occupancy costs associated with facilities where these functions are performed.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses consist primarily of personnel related costs paid to sales and administrative employees and management, fees for professional and consulting services and advertising costs.

Advertising.   Advertising costs are expensed as incurred and totaled $15.7 million in 2004, $4.6 million in 2003 and $2.9 million in 2002.

Legal Contingencies.   We periodically review claims and legal proceedings and assess whether we have potential financial exposure. If the potential loss from any claim or legal proceeding is probable and can be estimated, we accrue a liability for estimated settlements and incurred but unpaid legal fees for services performed to date.

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

Earnings Per Share.   Our basic earnings per share, or EPS, is calculated as income from continuing operations or net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. The income amount used in our EPS calculations is the same for both basic and diluted EPS. A reconciliation of the weighted average outstanding shares used in the two calculations is as follows:

	2004	2003	2002
	(In millions)
Weighted average shares outstanding (basic)	131.3	134.5	136.2
Effect of dilutive securities:
Stock options	1.6	2.0	2.3
Long-term incentive plans	0.6	0.2	—
Weighted average shares outstanding (diluted)	133.5	136.7	138.5

Cash and cash equivalents.   We consider cash and cash equivalents to be short-term cash investments with original maturities of three months or less.

Property and Equipment.   The cost of property and equipment is depreciated primarily on the straight-line basis over estimated asset lives of 30 to 50 years for buildings; useful lives, not to exceed lease terms, for leasehold improvements; three to ten years for data processing equipment (including capitalized software); and five to seven years for other fixed assets.

Certain internal use software and systems development costs are deferred and capitalized in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software

Developed or Obtained for Internal Use,” and Emerging Issues Task Force (“EITF”) 97-13 “Accounting for Costs Incurred with a Business Process Reengineering Project.” Accordingly the specifically identified costs incurred to develop or obtain software and accompanying hardware which is intended for internal use are not capitalized until the determination is made as to the availability of a technically feasible solution to solve the pre-defined user and operating performance requirements as established during the preliminary stage of an internal use software development project. Costs incurred during a software development project’s preliminary stage are expensed. Application development activities which are eligible for capitalization include software design and configuration, development of interfaces, coding, testing, installation and the development of training materials. Costs of business process reengineering are expensed as incurred. We monitor the activities undertaken in our various software and systems development projects and analyze the associated costs, making appropriate distinction between and accounting for costs to be capitalized and costs to be expensed. Internal use software and systems development project costs that are deferred and capitalized are subsequently amortized on a straight-line basis over a three to ten year period after project completion and when the related software or system is ready for its intended use.

Impairment of Long-Lived Assets.   We monitor the status of our long-lived assets annually or more frequently if necessary, in order to determine if conditions exist or events and circumstances indicate that an asset may be impaired in that its carrying amount may not be recoverable. Significant factors that are considered that could be indicative of an impairment include: changes in business strategy, market conditions or the manner in which an asset is used; underperformance relative to historical or expected future operating results; and negative industry or economic trends. If potential indicators of impairment exist, we estimate recoverability based on the assets ability to generate cash flows greater than the carrying value of the asset. We estimate the undiscounted future cash flows arising from the use and eventual disposition of the related long-lived asset group. If the carrying value of the long-lived asset group exceeds the estimated future undiscounted cash flows, an impairment loss is recorded based on the amount by which the asset’s carrying amount exceeds its fair value. We utilize the discounted present value of the associated future estimated cash flows to determine the asset’s fair value. During 2004, 2003 and 2002, we recognized a $2.4 million, $30.6 million and $0.0 million impairment charge, respectively. See Note 6 for further details.

Other Assets.   Other assets at December 31, 2004 and 2003 consist of the following:

	2004	2003
	(In millions)
Purchased software	$20.4	$14.8
Prepaid pension cost	18.2	17.0
Investments in unconsolidated companies	0.4	28.5
Data purchases	5.6	2.7
Other	42.4	28.4
	$87.0	$91.4

As discussed above under “Impairment of Long-Lived Assets,” we regularly review these assets to determine if conditions or circumstances exist or events have occurred that would indicate that an asset could be impaired, and, if appropriate, we recognize impairments by recording a charge against income. We believe that the long-lived assets, as reflected in the above table and the accompanying Consolidated Balance Sheets, were appropriately valued at December 31, 2004 and 2003. Amortization expense for other assets was $8.0 million in 2004, $17.6 million in 2003 and $6.6 million in 2002. As of December 31, 2004 and 2003, related accumulated amortization balances were $23.2 million and $28.3 million, respectively.

Foreign Currency Translation.   The functional currency of our foreign subsidiaries is those subsidiaries’ local currencies. We translate the assets and liabilities of foreign subsidiaries at the year-end rate of exchange, and revenue and expenses at the average rates prevailing during the year. We record the resulting translation adjustment as a component of shareholders’ equity. We also record gains and losses resulting from the translation of inter-company balances of a long-term investment nature as a component of shareholders’ equity. We record foreign currency transaction gains and losses, which are not material, in the Consolidated Statements of Income.

Financial Instruments.   Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to their short maturity. As of December 31, 2004, the fair value of our long-term debt (determined primarily by broker quotes) was $426.3 million compared to its carrying value of $398.5 million.

Accounting for Stock-Based Compensation.   In accordance with the accounting and disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure,” we have elected to apply APB Opinion No. 25 and related interpretations in accounting for our stock option and performance share plans. Accordingly, by our use of the intrinsic value method to account for stock-based employee compensation, we do not recognize compensation cost in connection with our stock option plans.

We have computed the proforma disclosures required under SFAS No. 123 and SFAS No. 148 using the Black-Scholes option pricing model. The fair value of options granted in 2004, 2003 and 2002 is estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	2004	2003	2002
Dividend yield	0.5%	0.4%	0.3%
Expected volatility	36.3%	40.7%	40.8%
Risk-free interest rate	3.6%	1.1%	3.5%
Expected life in years	4.5	2.8	2.9

The weighted-average grant date fair value per share of options granted in 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Grants (all at market price)	$8.75	$5.59	$7.51

If we had elected to recognize compensation cost for these plans based on the fair value at grant date as prescribed by SFAS No. 123, net income and net income per share would have been reduced to the pro forma amounts indicated in the table below (in millions, except per share amounts):

	Twelve Months Ended December 31,
	2004	2003	2002
	(In millions, except per share data)
Net income, as reported	$234.7	$164.9	$178.0
Add: Total stock-based employee compensation expense, net of related tax effect, included in reported net income	1.5	2.3	2.0
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(6.4)	(14.4)	(16.1)
Pro forma net income	$229.8	$152.8	$163.9
Earnings per share:
Basic—as reported	$1.79	$1.23	$1.31
Basic—pro forma	$1.75	$1.14	$1.20
Diluted—as reported	$1.76	$1.21	$1.29
Diluted—pro forma	$1.72	$1.12	$1.18

Derivative Instruments and Hedging Activities.   We recognize derivatives as assets or liabilities on our balance sheet at fair value, and the gain or loss related to the effective portion of derivatives designated as cash flow hedges as a component of other comprehensive income.

We enter into hedging transactions in order to reduce financial volatility and manage the fixed-floating mix of our debt portfolio. As of December 31, 2004, the only hedging transactions to which we were a counterparty consisted of interest rate swap agreements.

At December 31, 2004, we have a $29.0 million notional amount floating-to-fixed interest rate swap agreement in place with a bank counterparty that fixes the interest rate on the $29.0 million synthetic lease related to our corporate headquarters through its maturity in 2010. This hedge has been designated as a cash flow hedge under SFAS 133, is fully effective, and at December 31, 2004, was marked to market and valued as a liability totaling $3.1 million. We determine the fair value of our interest rate swap derivative through the inquiry of the counterparty banks. This liability is included with other current liabilities in the accompanying Consolidated Balance Sheets, and the related loss of $1.8 million was recorded, net of income tax, as a component of accumulated other comprehensive loss. The termination of the lease, whenever that occurs, of our headquarters building will result in the reclassification of accumulated other comprehensive loss into earnings for the cash flow hedge.

At December 31, 2004, we also have interest rate swap agreements in place with a bank counterparty to float the interest rate on $250.0 million of our fixed rate senior unsecured notes through their maturity date in 2005. These derivatives have been designated as fair value hedges and are fully effective. The value of these swaps was $5.6 million at December 31, 2004, and is included with other current assets in the accompanying Consolidated Balance Sheets with a corresponding increase in the amount of currently maturing short-term debt. Changes in the fair value of these swaps and that of the related debt are recorded in interest expense in the accompanying Consolidated Statements of Income, the net of which is zero in 2004, 2003 and 2002.

Our maximum economic exposure to loss due to credit risk on these interest rate swap agreements approximates $2.5 million if all bank counterparties were to default. We manage this exposure by monitoring the concentration of risk that we have with any one bank, and through the use of minimum credit quality standards for all counterparties.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance pertaining to the revenue recognition methodology to apply to revenue arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We adopted EITF Issue No. 00-21 on July 1, 2003 and it did not have a material impact on our financial position or results of operations.

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 132 “Employers Disclosures about Pensions and Other Postretirement Benefits.” The purpose of the revision is to require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. These additional disclosures include information describing the types of plan assets, investment strategy, measurements date(s), plan obligations, cash flows and components of net periodic benefit cost recognized. As revised, SFAS 132 enhances disclosures by providing more relevant information about the plan assets available to finance benefit payments, the obligation to pay benefits and an entity’s obligation to fund the plan. This revised version of SFAS 132 is effective for fiscal years ending after December 15, 2003. We adopted the revisions to SFAS 132 and have included the additional disclosures in the Notes to our Consolidated Financial Statements.

In December 2003, the FASB issued its revision to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, (an Interpretation of ARB No. 51).” FIN 46 addresses the consolidation by a reporting entity of variable interest entities that either do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or in which the equity investors lack the characteristics of a controlling financial interest. Application of FIN 46 is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities (also referred to as special-purpose entities) for periods ending after December 15, 2003. The FASB subsequently issued FASB Staff Positions (“FSP’s”), which deferred the effective date for applying the provisions of FIN 46 for interests in certain variable interest entities or potential variable interest entities created before February 1, 2003 until the end of the first interim period ending after March 15, 2004. These FSP’s also required certain disclosures about variable interest entities and potential variable interest entities. We adopted the provisions of FIN 46 in March 2004 and it has not had a material impact on our financial position or results of operations.

In December 2003, the Staff of the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 104, or SAB 104, “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s related “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. We implemented SAB 104 in December 2003 and it did not have a material effect on our financial position or results of operations.

In May 2004, the FASB issued FSP No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Modernization Act of 2003.” This staff position supersedes FSP No. 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” by clarifying the guidance on the recognition of the effects of the Act on employers accumulated post-retirement benefit obligation. Employers that sponsor a postretirement health care plan that provides prescription benefits that are deemed actuarially equivalent to the Medicare Part D benefit are eligible for a federal subsidy. This subsidy is to be treated as an actuarial experience gain in the calculation of the accumulated post-retirement benefit obligation. FSP 106-2 is effective for the first interim period or annual period beginning after June 15, 2004. We adopted the accounting and disclosure provisions of FSP 106-2 in July 2004 and it did not have a material effect on our financial position or results of operations.

In July 2004, the EITF of the FASB reached consensus Issue No. 02-14 “Whether the Equity Method of Accounting Applies When an Investor Does Not Have an Investment in Voting Stock of an Investee but Exercises Significant Influence through Other Means.” EITF Issue No. 02-14 provides guidance pertaining to an investors accounting when the investor has significant influence over an investee through means other than voting stock. The provisions of EITF No. 02-14 apply to reporting periods beginning after September 15, 2004. The Company’s accounting for such investments has been consistent with EITF 02-14 and its adoption during the fourth quarter of 2004 did not have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payments.” SFAS 123R is a revision to SFAS 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS 123R establishes standards for the accounting for all transactions in which an entity exchanges its equity instruments for goods or services from either employees or non-employees. This financial accounting standard requires the cost resulting from share-based payment transactions be recognized in the entity’s financial statements as the goods are received or the services are rendered, and establishes fair value as the measurement objective for the accounting for such transactions. SFAS 123R is effective for public entities as of the beginning of the first interim or annual reporting period beginning after June 15, 2005 and applies to (a) all new awards granted after June 15, 2005; (b) modifications, repurchases or cancellations occurring after June 15, 2005, but pertaining to awards granted before June 15, 2005; and (c) the unvested service component of outstanding awards granted prior to June 15, 2005. SFAS 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We will adopt the provisions of SFAS 123R in our third quarter beginning July 1, 2005 and expect that its impact on our financial position or results of operations will be in the range of our SFAS 123 pro forma amounts disclosed in Note 1.

In December 2004, the FASB issued SFAS 153 “Exchanges of Non-monetary Assets—An Amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions.” SFAS 153 amends APB 29 to eliminate the fair value measurement principal exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that lack commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to significantly change as result of the exchange. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We will adopt the provisions of SFAS 153 in July 2005 and do not expect that it will have a material impact on our financial position or results of operations.

In December 2004, the FASB issued FSP No. 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (the Act). FSP 109-2 specifically addresses the one-time deduction of 85% of certain foreign earnings that are repatriated. In accordance with this FSP an enterprise is allowed time beyond the financial reporting period covering the enactment of the Act, to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. FSP 109-2 requires the following disclosures for an enterprise that has not completed its evaluation of the repatriation provisions: (a) a summary of the repatriation as it applies to the enterprise; (b) the expected completion date of the evaluation; (c) the expected effect on income tax expense or benefit; and (d) the amount of un-remitted earnings being considered for repatriation. FSP 109-2 is effective upon issuance. We are utilizing the time allowed by FSP 109-2 to evaluate the effect of the Act as it pertains to our foreign earnings and our application of SFAS 109, and have included the requisite disclosures in Note 8 to our Consolidated Financial Statements.

3.   DISCONTINUED OPERATIONS

In the third quarter of 2002, we made the decision to exit our commercial services business in Spain in our Equifax Europe segment. During 2003 and the first six months of 2004, this business component remained as held for sale. We completed the sale and final disposition of the business and recorded a $0.5 million gain in the third quarter of 2004, of which $1.7 million related to the recognition of a cumulative translation adjustment loss into income. In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets to be Disposed Of,” the net assets, results of operations and cash flows of the Spain commercial business for 2004, 2003 and 2002 were classified as discontinued operations. For 2004, 2003 and 2002, revenues for this business component were $1.3 million, $8.6 million and $9.1 million, respectively. We had a $0.1 million gain on discontinued operations in 2004, a $13.6 million loss on discontinued operations in 2003 and $13.3 million loss on discontinued operations in 2002. Included in the 2003 losses was an estimated loss on disposal of $8.6 million recorded in the second and fourth quarters of 2003.

After incurring losses in each of the last four years, we decided to sell our Italian operations, which were formerly included in our Equifax Europe segment, in the fourth quarter of 2004. In accordance with SFAS 144, the net assets, results of operations and cash flows of the Italian business for 2004, 2003 and 2002 were classified as discontinued operations. For 2004, 2003 and 2002, revenues for this business component were $11.4 million, $14.7 million and $14.0, respectively. We recorded an impairment charge of $5.3 million related to the write-down of purchased data during the second quarter of 2004. We had a $2.7 million, $2.2 million and $0.4 million loss on discontinued operations in 2004, 2003 and 2002, respectively. We recorded a gain on the sale of $2.6 million during the fourth quarter of 2004, of which $5.7 million related to the recognition of a cumulative translation adjustment gain into income.

4.   GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill.   Goodwill allocated to our reporting units at January 1, 2003 and changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2004, are as follows:

Reporting Units
	Information Services	Marketing Services	European Operations	Latin America Operations		Total
	(In millions)
Balance, January 1, 2003	$185.7	$267.7	$94.1	$103.0		$650.5	*
Acquisitions	12.7	6.9	—	—		19.6
Adjustments to prior year’s purchase price allocation	1.0	10.1	—	—		11.1
Reclassifications	(0.3)	1.5	0.3	—		1.5
Foreign currency translation	7.3	—	12.9	21.4		41.6
Balance, December 31, 2003	206.4	286.2	107.3	124.5	*	724.3	*
Acquisitions	4.1	—	—	—		4.1
Adjustments to prior year’s purchase price allocation	—	(4.5)	1.6	—		(2.9)
Foreign currency translation	3.5	—	8.8	9.7		22.0
Balance, December 31, 2004	$214.0	$281.7	$117.7	$134.2		$747.5	*

*       Does not total due to rounding

Goodwill is the cost in excess of the fair value of the net assets of acquired businesses. At least annually we evaluate goodwill for impairment. This evaluation is performed on a reporting unit basis and involves the determination of the reporting unit fair values based on discounted cash flow analyses corroborated by market multiple comparables. An impairment charge would result if the carrying amount of goodwill exceeded its implied value. Reporting units combine two or more business components and were determined on the basis of similarities pertaining to market geography, product offerings, customer profile, economic characteristics, operating margins and product fulfillment and delivery and methodologies. We determined the existence of five reporting units, i.e., Information Services, Marketing Services, Personal Solutions, European Operations and Latin America Operations. There were no goodwill impairment charges during 2004, 2003 or 2002.

Prior to 2002, goodwill was amortized on a straight-line basis predominately over periods from twenty to forty years.  As of December 31, 2004 and 2003, accumulated amortization balances were $89.7 million and $87.7 million, respectively. The adjustments to prior year’s purchase price allocation in the table above relates primarily to revisions of Naviant and Italy deferred tax assets.

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that reporting unit goodwill be re-evaluated and tested for impairment at least on an annual basis. Accordingly, we have updated our impairment evaluation as of September 30, 2004 and determined that reporting unit goodwill remained unimpaired. However, future goodwill impairment tests could result in a charge to earnings. We will continue to evaluate goodwill annually or whenever events and circumstances indicate that there may be an impairment of the asset value.

Purchased Intangible Assets.   Purchased intangible assets, as recorded on the accompanying Consolidated Balance Sheets, represent the estimated fair value of acquired intangible assets used in our products and services.  Purchased data files, net, is the carrying value of files acquired primarily through the purchase of independent credit reporting agencies in the U.S. and Canada. We expense the cost of modifying and updating credit files in the period such costs are incurred.

	2004			2003
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
	(In millions)
Purchased data files	$405.4	$(171.7)	$233.7	$424.9	$(181.6)	$243.3
Acquired software	10.4	(8.2)	2.2	26.1	(21.9)	4.2
Non-compete agreements	11.7	(7.3)	4.4	14.1	(6.4)	7.7
Contractual/territorial rights	41.0	—	41.0	41.0	—	41.0
Total purchased intangible assets	$468.5	$(187.2)	$281.3	$506.1	$(209.9)	$296.2

We amortize purchased data files over a 15 year period on a straight line basis. Acquired software is amortized over a period of three to ten years; and non-compete agreements are amortized over a period of two to three years. Our contractual/territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Amortization expense related to purchased intangible assets was approximately $36.2 million, $51.8 million and $33.6 million for 2004, 2003 and 2002, respectively.

Estimated future amortization expense related to finite-lived purchased intangible assets at December 31, 2004 is as follows:

Amount
(In millions)
2005	$28.5
2006	24.8
2007	23.4
2008	23.1
2009	21.8
Thereafter	118.7
$240.3

We perform annual impairment tests for our purchased intangible assets with indefinite lives. Based on the results of our impairment tests, we determined that no impairment of the contractual/territorial rights existed at December 31, 2004 or December 31, 2003. However, future impairment tests could result in a charge to earnings. We will continue to evaluate our purchased intangible assets annually or whenever events and circumstances indicate that there may be an impairment of the asset value.

5.   ACQUISITIONS

During 2004, we acquired two independent credit reporting agencies located in the U.S. (also referred to as “Affiliates”) and one Affiliate located in Canada, that house their consumer information on our system. We acquired all of these businesses for $17.4 million in cash, allocating $11.7 million of the purchase price to purchased data files, $4.1 million to goodwill and $1.6 million to non-compete agreements. See Note 4 for a discussion of our purchased intangible assets. The results of operations for these acquisitions have been included in the accompanying Consolidated Statements of Income from the date of acquisition, and are not material.

During 2003, we acquired three Affiliates located in the U.S. and one Affiliate located in Canada, that house their consumer information on our system. Additionally, in April 2003 we completed the purchase of a small eMarketing business for $10.0 million. We acquired all of these businesses for $41.0 million in cash and $1.9 million in liabilities, allocating $15.5 million of the purchase price to purchased data files, $19.6 million to goodwill and $5.9 million to non-compete agreements. In the case of the eMarketing business, the preliminary purchase price allocation did not include the involuntarily termination of certain employees of the acquired company during 2004. The results of operations for these acquisitions have been included in the accompanying Consolidated Statements of Income from the date of acquisition, and are not material.

The above acquisitions were accounted for as purchases and had a total cash purchase price of $58.4 million. The following table summarizes the estimated fair value of the net assets acquired and the liabilities assumed at the acquisition dates.

	2004	2003
	(In millions)
Other assets	$1.6	$5.9
Purchased data files	11.7	15.5
Goodwill	4.1	19.6
Total acquired assets	17.4	41.0
Total liabilities	—	1.9
Net assets acquired	$17.4	$39.1

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

	2004		2003
	As Reported	Pro Forma	As Reported	Pro Forma
	(In millions, except per share data)
Revenues	$1,272.8	$1,273.3	$1,210.7	$1,213.9
Income from continuing operations	$237.3	$237.6	$180.7	$180.2
Income from continuing operations per share (basic)	$1.81	$1.81	$1.35	$1.34
Income from continuing operations per share (diluted)	$1.78	$1.78	$1.32	$1.32

6.   RESTRUCTURING AND IMPAIRMENT CHARGES

In the second quarter of 2004, we determined that continued difficulties with our eMarketing operations indicated that certain remaining assets may not be fully recoverable. Subsequently, we estimated their recoverability using undiscounted future cash flows from the use and eventual disposition of the related eMarketing long-lived asset. The carrying value of the asset exceeded the estimated undiscounted future cash flows and an impairment loss was recorded based on the amount by which the asset’s carrying amount exceeded its estimated value. We estimated the fair value of the asset by discounting the present value of the future cash flows of the asset. We recorded asset impairment and related charges of $2.4 million ($1.5 million after tax, or $0.01 per diluted share). The asset impairment charges are primarily for purchased data in our Marketing Services segment. No restructuring charges were associated with this asset impairment. An analysis of the impairment charges taken is as follows (in millions):

	Purchased Data	Other	Totals
Marketing Services	$1.4	$1.0	$2.4

In the fourth quarter of 2003, we recorded restructuring, impairment and other related charges related to our eMarketing business of $25.9 million ($16.3 million after tax, or $0.12 per diluted share). The restructuring charges, which totaled $3.3 million, were associated with reducing headcount, consolidating multiple locations and eliminating our bulk e-mail product. The asset impairment charges, which totaled $22.6 million, reflected our write-down of amortizable intangible assets, indefinite lived intangible assets and fixed assets of our eMarketing business. At December 31, 2003, our remaining reserve balance was $3.3 million. During 2004, we paid $2.1 million against the reserve, leaving a remaining balance of $1.2 million. An analysis of 2004 activity in the reserve is as follows (in millions):

	Severance	Facilities and Other	Total
Balance, December 31, 2003	$1.1	$2.2	$3.3
Less, current period payments	(0.8)	(1.3)	(2.1)
Balance, December 31, 2004	$0.3	$0.9	$1.2

7.   LONG-TERM DEBT AND SHORT-TERM BORROWINGS

Long-term debt at December 31, 2004 and 2003 was as follows:

	December 31, 2004	December 31, 2003
	(In millions)
Notes, 6.3%, due 2005, net of unamortized discount of $0.1 million and $0.3 million at December 31, 2004 and December 31, 2003, respectively	$249.9	$249.7
Notes, 4.95%, due 2007, net of unamortized discount of $0.3 million and $0.4 million at December 31, 2004 and December 31, 2003, respectively	249.7	249.6
Debentures, 6.9%, due 2028, net of unamortized discount of $1.2 million at December 31, 2004 and December 31, 2003	148.8	148.8
Borrowings under U.S. revolving credit facilities, weighted-average rate of 1.6% at December 31, 2003	—	137.1
Other	5.8	16.8
	654.2	802.0
Less current maturities	255.7	139.0
	$398.5	$663.0

In July 2004, $249.9 million of our 6.3% Notes due 2005 became current. These notes are classified as short-term debt in our accompanying Consolidated Balance Sheets at December 31, 2004. On July 1, 2005, we expect to retire our 6.3% notes by utilizing our cash flow from operations and by borrowing under our revolving credit and asset securitization agreements.

In August 2004, we entered into a new five-year, $500.0 million senior unsecured revolving credit agreement. The new facility provides for a variable interest rate tied to a Base Rate, LIBOR plus a specified margin or competitive bid options similar to those contained in the previous facility. The new facility replaces a $465.0 million revolving credit facility. Under our senior credit agreement, we must comply with various financial and non-financial covenants. The financial covenants require us to maintain a leverage ratio, consolidated funded debt divided by consolidated EBITDA (as defined by the agreement) from the preceding four quarters, of not more than 3.0 to 1.0 (raised to 3.25 to 1.0 for four fiscal quarters if the CSC Put option described in Note 11 below is exercised) and a minimum interest coverage ratio of consolidated EBITDA (as defined by the agreement) for the preceding four quarters divided by consolidated interest expense for the preceding four quarters, of not less than 4.0 to 1.0.  Compliance with these financial covenants is tested quarterly on a rolling four quarters basis. At December 31, 2004, our maximum leverage ratio was 1.4 and our minimum interest coverage ratio was 14.4. The non-financial covenants include limitations on liens, cross defaults subsidiary debt, mergers, liquidations, asset dispositions and acquisitions. Our borrowings under this facility, which have not been guaranteed by any of our subsidiaries, are unsecured and will rank on parity in right of payment with all of our other unsecured and unsubordinated indebtedness from time to time outstanding. As of December 31, 2004, $500.0 million was available and there were no borrowings outstanding under this facility. As of December 31, 2004, we were in compliance with our covenants under the senior credit agreement.

In September 2004, we entered into a new trade receivables-backed revolving credit facility. Under the terms of the transaction, a wholly-owned subsidiary of Equifax may borrow up to $125.0 million, subject to borrowing base availability and other terms and conditions. Equifax will use the net proceeds received from the sale of its trade receivables to the subsidiary for general corporate purposes. The credit facility has an expiration date of September 6, 2005, but may be extended for an additional period of up to three years if specified conditions are satisfied. Loans will bear interest at commercial paper rates, LIBOR or Base Rate plus a specified margin. Outstanding debt under the facility will be consolidated on our balance sheet for financial reporting purposes. As of December 31, 2004, $84.0 million was available and no amounts were outstanding under this facility.

In October 2002, we issued new 4.95% fixed rate five-year senior unsecured notes with a face value of $250.0 million. The notes, which expire in 2007, were sold at a discount of $0.5 million. The discount, and related issuance costs, will be amortized on a straight-line basis over the term of the notes. Our $200.0 million 6.5% senior unsecured notes, originally issued in 1993, matured in June 2003. We borrowed $200.0 million under our revolving credit facility to retire the maturing notes. The indebtedness evidenced by our 4.95% senior unsecured notes, our 6.3% senior unsecured notes and our 6.9% senior unsecured debentures, none of which has been guaranteed by any of our subsidiaries, is unsecured, and ranks on parity in right of payment with all of our other unsecured and unsubordinated indebtedness from time to time outstanding.

Scheduled maturities of long-term debt during the five years subsequent to December 31, 2004, are as follows:

Amount
(In millions)
2005	$255.7
2006	—
2007	249.7
2008	—
2009	—
Thereafter	148.8
$654.2

Our short-term borrowings at December 31, 2004 and 2003, totaled $0.0 million and $21.5 million, respectively, and consisted primarily of notes payable to banks. These notes had a weighted average interest rate of 1.8% at December 31, 2003. One of our Canadian subsidiaries had an unsecured, 364-day C$100.0 million revolving credit facility that expired on September 30, 2004. The agreement provided for borrowings tied to the Prime Rate, Base Rate, LIBOR or Canadian Banker’s Acceptances, and contains financial covenants related to interest coverage, funded debt to cash flow and limitations on subsidiary indebtedness. We guaranteed the indebtedness of our Canadian subsidiary under this credit facility. The bank agreed to carry the amounts outstanding under the facility on a demand basis following the expiration of the revolver on September 30, 2004, and the remaining balance was paid in October 2004. Borrowings under this loan (which are included in the 2003 short-term borrowings totals above) at December 31, 2003 were $15.4 million.

In November 2004, we entered into a C$25.0 million revolving credit facility that replaced the C$100.0 million facility that expired in September 2004. The C$25.0 million facility expires in September 2005. There were no borrowings outstanding under this facility at December 31, 2004.

Cash paid for interest was $34.9 million in 2004, $39.6 million in 2003 and $41.8 million in 2002.

8.   INCOME TAXES

We record deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities.

The provision for income taxes from continuing operations consists of the following:

	2004	2003	2002
	(In millions)
Current:
Federal	$74.7	$63.5	$71.9
State	12.9	5.7	10.0
Foreign	24.7	22.8	21.4
	112.3	92.0	103.3
Deferred:
Federal	30.9	11.4	23.3
State	2.7	—	(1.9)
Foreign	2.0	1.2	(0.3)
	35.6	12.6	21.1
	$147.9	$104.6	$124.4

Domestic and foreign income from continuing operations before income taxes was as follows:

	2004	2003	2002
	(In millions)
United States	$302.8	$214.9	$264.5
Foreign	82.4	70.4	51.6
	$385.2	$285.3	$316.1

The provision for income taxes from continuing operations is reconciled with the federal statutory rate, as follows:

	2004	2003	2002
	(In millions)
Federal statutory rate	35.0%	35.0%	35.0%
Provision computed at federal statutory rate	$134.8	$99.9	$110.6
State and local taxes, net of federal tax benefit	10.3	0.6	5.0
Foreign	2.0	(9.1)	(8.4)
Valuation allowance	(13.0)	7.4	21.1
Tax reserves	12.9	(0.8)	—
Other	0.9	6.6	(3.9)
	$147.9	$104.6	$124.4

Components of the deferred income tax assets and liabilities at December 31, 2004 and 2003 are as follows:

	2004	2003
	(In millions)
Deferred income tax assets:
Reserves and accrued expenses	$18.9	$17.1
Postretirement benefits	71.1	71.5
Employee compensation programs	17.1	12.6
Deferred revenue	4.8	7.0
Depreciation	—	0.2
Net operating loss carryforwards of subsidiaries	26.7	40.1
Foreign tax credits	21.9	19.1
Unrealized foreign exchange loss	41.4	58.5
Valuation allowance	(88.0)	(111.9)
Other	4.2	3.6
	118.1	117.8
Deferred income tax liabilities:
Data files and other assets	(62.2)	(50.5)
Depreciation	(1.5)	—
Pension expense	(70.2)	(61.9)
Undistributed earnings of foreign subsidiaries	(7.9)	(8.0)
Other	(1.7)	(1.2)
	(143.5)	(121.6)
Net deferred income tax liability	$(25.4)	$(3.8)

Our deferred income tax assets and liabilities at December 31, 2004 and 2003, are included in the accompanying Consolidated Balance Sheets as follows:

	2004	2003
	(In millions)
Current deferred income tax assets	$13.2	$15.5
Deferred income tax liabilities	(38.6)	(19.3)
Net deferred income tax liability	$(25.4)	$(3.8)

We record deferred income tax on the temporary differences of our foreign subsidiaries and branches, except for the temporary differences attributable to pre-2004 undistributed earnings of Canadian and Chilean subsidiaries which we consider to be indefinitely invested that amounted to approximately $74.5 million and $93.6 million at December 31, 2003 and December 31, 2004, respectively. We recorded a deferred tax benefit of approximately $1.9 million in 2004 attributable to our Chilean subsidiary to reflect our determination that the pre-2004 undistributed earnings are indefinitely invested. If the pre-2004 earnings were not considered indefinitely invested, approximately $7.0 million of deferred income taxes would have been provided. Such taxes, if ultimately paid, may be recoverable as foreign tax credits in the U.S.

A provision for Canadian withholding taxes of approximately $1.1 million has been made on the 2004 retained earnings of Canadian subsidiaries of approximately $23.4 million. We have determined that the 2004 earnings of our Canadian subsidiaries are not indefinitely invested.

As of December 31, 2004, we had a deferred tax asset of $41.4 million related to accumulated foreign currency translation loss for foreign locations, excluding adjustments for current year Canadian and

Chilean earnings. A full valuation allowance, included in accumulated other comprehensive loss, has been provided due to uncertainty of future realization of this deferred tax asset.

At December 31, 2004, we had net operating loss and capital loss carryforwards of approximately $194.1 million of which $135.4 million related to U.S. federal and state and $58.8 million to foreign jurisdictions. Of the total net operating loss and capital loss carryforwards, $22.1 million will expire in 2005, $35.9 million will expire in 2006 and $136.1 million will begin to expire at various times beginning in 2012. Additionally, we had foreign tax credit carryforwards of approximately $21.9 million of which $15.3 million will begin to expire in 2010 and the remaining $6.6 million will be utilized upon repatriation of foreign earnings. Tax effected state net operating loss, capital loss, foreign tax credit carryforwards and other foreign deferred tax assets of $46.6 million have been fully reserved in the deferred tax valuation allowance due to the uncertainty resulting from a lack of previous foreign taxable income within certain foreign tax jurisdictions and uncertainty that sufficient capital gains will be generated.

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. We released valuation allowance of $12.9 million in 2004 for capital loss carryovers in the U.S. and foreign net operating loss carryforwards relating to Spain. In addition, we released valuation allowance of $3.9 million in 2004 associated with acquired net operating losses. The tax benefit of the $3.9 million release was recorded as a reduction to goodwill.

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA includes a tax deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. Equifax may elect to apply this provision to qualifying earnings repatriations during its 2005 tax year. Equifax has started an evaluation of the effects of the repatriation provision; however, we do not expect to be able to complete this evaluation until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. Equifax expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that we are considering for repatriation under this provision is between zero and $100.0 million. Due to complexity of the provisions of the AJCA and pending additional clarifying language, the range of possible income tax effects of potential repatriation cannot be reasonably estimated at this time.

Cash paid for income taxes, net of amounts refunded was $102.2 million in 2004, $84.6 million in 2003 and $92.6 million in 2002.

9.   SHAREHOLDERS’ EQUITY

Rights Plan.   In 1995, our Board of Directors adopted a Shareholder’s Rights Plan (“Rights Plan”). Our Rights Plan contains provisions to protect our shareholders in the event of an unsolicited offer to acquire us, including offers that do not treat all shareholders equally, the acquisition in the open market of shares constituting control without offering fair value to all shareholders and other coercive, unfair or inadequate takeover bids and practices that could impair the ability of our Board to represent shareholders’ interests fully. Pursuant to the Rights Plan, our Board declared a dividend of one Share Purchase Right for each outstanding share of our common stock, with distribution to be made to shareholders of record as of November 24, 1995. The Rights, which will expire in November 2005 unless renewed by the Board of Directors, initially will be represented by, and traded together with, our common stock. The Rights are not currently exercisable and do not become exercisable unless certain triggering events occur. Among the triggering events is the acquisition of 20% or more of our common stock by a person or group of affiliated or associated persons. Unless previously redeemed, upon the occurrence of one of the specified triggering events, each Right that is not held by the 20% or more shareholder will entitle its holder to purchase one share of common stock or, under certain circumstances, additional shares of common stock at a discounted price.

Treasury Stock.   During 2004, 2003 and 2002, we repurchased 5.4 million, 4.2 million and 2.9 million of our common shares through open market transactions at an aggregate investment of $138.0 million, $95.0 million and $72.5 million, respectively. In addition to the remaining authorized shares from our Board of Director’s previous authorization in February 2002, the Board authorized an additional $250.0 million in share repurchases in August 2004. At December 31, 2004, approximately $239.3 million remained available for future purchases from prior authorizations of our Board of Directors.

Stock Options.   Our shareholders have approved several stock option plans which provide that qualified and nonqualified options may be granted to officers and employees. Our Board of Directors has also approved a nonqualified stock option plan that cannot be used to grant shares to directors or executive officers. In addition, options remain outstanding under two plans from which no new grants may be made, one of which was approved by shareholders. In October 2004, the Board of Directors approved that authorized grants would only be made from shareholder approved plans, resulting in cancellation of shares previously available for future grants. All plans require that options be granted at exercise prices not less than market value on the date of grant. Generally, options vest over periods of up to 3 years and are exercisable for ten years from grant date. Certain of the plans also provide for awards of restricted shares of our common stock. At December 31, 2004, there were 1.4 million shares available for future option grants and restricted stock awards.

A summary of changes in outstanding options and the related weighted average exercise price per share is shown in the following table:

	2004		2003		2002
(Shares in thousands)	Shares	Average Price	Shares	Average Price	Shares	Average Price
Balance, December 31, 2003	11,126	$19.65	10,554	$18.47	10,824	$16.35
Granted (all at market price)	935	25.70	2,984	21.06	2,398	25.05
Cancelled	(270)	20.17	(738)	21.53	(354)	18.74
Exercised	(2,307)	17.47	(1,674)	13.93	(2,314)	15.31
Balance, December 31, 2004	9,484	$20.76	11,126	$19.65	10,554	$18.47
Exercisable at end of year	7,891	$20.16	9,076	$19.14	8,217	$17.58

The following table summarizes information about stock options outstanding at December 31, 2004 (shares in thousands):

Options Outstanding				Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
		Life in	Exercise		Exercise
Range of exercise prices	Shares	Years	Price	Shares	Price
$7.40 to $15.24	2,003	4.23	$13.53	2,003	$13.53
$15.47 to $20.87	1,509	5.63	18.13	1,386	18.03
$21.11 to $24.18	2,977	6.87	21.85	2,447	21.97
$24.30 to $25.50	1,886	7.09	25.43	1,566	25.46
$25.55 to $37.25	1,109	7.60	26.52	489	27.42
	9,484	6.25	$20.76	7,891	$20.16

Restricted stock awards generally vest over a period of three to five years. The unearned compensation is recognized as compensation expense ratably over the applicable vesting period of the restricted stock award. The restricted stock awards granted to Thomas F. Chapman, chairman and chief executive officer, will fully vest in 2005 due to his retirement. See Item 7. Management’s Discussion and Analysis of general condition and Results of Operations—CEO Transition. Restricted Stock expense of

$2.4 million in 2004, $3.7 million in 2003 and $3.3 million in 2002 was recorded in the accompanying Consolidated Statements of Income.

The following table summarizes information about restricted stock grants for 2004, 2003 and 2002:

Year		Number of Shares	Average Fair Value
2004	Grants	486,500	$25.86
	Cancellations	6,500	$25.60
2003	Grants	103,000	$20.84
	Cancellations	110,000	$20.62
2002	Grants	185,000	$24.73
	Cancellations	—	—

Long-Term Incentive Plan.   We have a Key Management Long-Term Incentive Plan for certain key officers that provides for annual or long term cash awards at the end of various measurement periods based on the earnings per share and/or various other criteria over the measurement period. For certain awards, the employee may elect to receive some or all of their distribution as an equity interest. This feature of the plan ended with the 2002 payout. The total long-term related expense under this plan was $1.6 million in 2002.

In December 2003, the Board approved a new Supplemental Executive Retirement Plan for executives of Equifax that covers designated executives of Equifax Officers, effective January 1, 2004. The total expense under this plan was $0.7 million and $0.0 million in 2004 and 2003, respectively.

10.   EMPLOYEE BENEFITS

Pension Benefits.   Pension benefits are provided through U.S. and Canadian defined benefit pension plans and two supplemental executive defined benefit pension plans.

U.S. and Canadian Retirement Plans.   We have a non-contributory qualified retirement plan covering most U.S. salaried employees (the U.S. Retirement Income Plan, or “USRIP”) and maintain a defined benefit plan for most salaried employees in Canada (the Canadian Retirement Income Plan, or “CRIP”). Benefits of both plans are primarily a function of salary and years of service.

Supplemental Retirement Plans.   We maintain two supplemental executive retirement programs for certain key employees. The plans, which are unfunded, provide supplemental retirement payments based on salary and years of service.

Other Benefits.   We maintain certain health care and life insurance benefit plans for eligible retired employees. Substantially all of our U.S. employees may become eligible for the health care benefits if they reach retirement age while working for us and satisfy certain years of service requirements. The retiree life insurance program was frozen to new participants on December 31, 2003. We accrue the cost of providing these benefits over the active service period of the employee.

Obligations and Funded Status.   A reconciliation of the benefit obligations, plan assets and funded status of the plans are as follows (in millions):

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
	(In millions)		(In millions)
Change in Benefit Obligation
Benefit obligation at January 1,	$514.4	$477.2	$24.2	$28.0
Service cost	7.3	6.0	0.4	0.6
Interest cost	31.3	31.0	1.7	1.7
Amendments	6.2	0.0	2.3	3.4
Actuarial (gain) loss	24.7	29.9	1.3	(4.9)
Foreign currency exchange rate changes	2.5	5.4	0.0	0.0
Medicare Act of 2003	0.0	0.0	0.0	(2.0)
Benefits paid	(34.9)	(35.1)	(2.7)	(2.6)
Benefit obligation at December 31,	551.5	514.4	27.2	24.2
Change in Plan Assets
Fair value of plan assets at January 1,	438.6	375.5	9.0	3.5
Actual return on plan assets	54.0	68.4	1.3	1.1
Employer contributions	22.3	23.0	2.0	4.4
Foreign currency exchange rate changes	3.2	6.8	0.0	0.0
Benefits paid	(34.9)	(35.1)	0.0	0.0
Fair value of plan assets at December 31,	483.2	438.6	12.3	9.0
Funded status of plan	(68.3)	(75.8)	(14.9)	(15.2)
Unrecognized prior service cost	6.4	0.7	4.8	3.1
Unrecognized actuarial (gain) loss	213.6	212.5	0.9	0.0
Prepaid (accrued) benefit cost	$151.7	$137.4	$(9.2)	$(12.1)
Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$18.2	$16.9	$0.0	$0.0
Accrued benefit liability	(60.7)	(71.0)	(9.2)	(12.1)
Intangible asset	6.0	0.7	0.0	0.0
Accumulated other comprehensive income	188.2	190.8	0.0	0.0
Net amount recognized	$151.7	$137.4	$(9.2)	$(12.1)

The accumulated benefit obligation for the U.S., Canadian and Supplemental Retirement Plans was $530.4 million and $495.9 million at December 31, 2004 and December 31, 2003, respectively.

The USRIP and the Supplemental Retirement Plans both have accumulated benefit obligations in excess of those plans’ respective assets as of December 31, 2004. The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these two plans are $515.4 million, $499.1 million and $438.4 million, respectively, as of December 31, 2004, and $483.9 million, $469.2 million and $398.3 million, respectively, as of December 31, 2003.

Other comprehensive income includes a $2.6 million decrease in the minimum pension liability as of December 31, 2004 and a $3.6 million increase as of December 31, 2003.

Components of Net Periodic Benefit Cost:

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
	(In millions)			(In millions)
Components of net periodic benefit cost
Service cost	$7.3	$6.0	$4.8	$0.4	$0.6	$0.7
Interest cost	31.3	31.0	30.8	1.6	1.7	1.6
Expected return on plan assets	(43.8)	(43.7)	(47.3)	(0.9)	(0.5)	(0.4)
Amortization of prior service cost	0.5	0.1	0.0	0.7	(0.1)	(0.2)
Recognized actuarial (gain) loss	14.0	4.8	0.2	0.0	0.5	0.0
Total net periodic benefit cost	$9.3	$(1.8)	$(11.5)	$1.8	$2.2	$1.7

Assumptions:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Weighted-average assumption to determine benefit obligations at the end of the year
Discount rate	5.92%	6.25%	5.92%	6.25%
Rate of compensation increase	4.34%	4.25%	N/A	N/A

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Weighted-average assumption to determine net periodic benefit cost for years ending
Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Expected return on plan assets	8.68%	8.75%	9.50%	8.75%	8.75%	9.50%
Rate of compensation increase	4.25%	4.25%	4.25%	N/A	N/A	N/A

The decrease in the liability discount rate was the primary cause for the increase in the pension benefit obligation for 2004. The increase in the value of the pension plan assets was primarily related to a 13.2% investment return which was greater than the 8.75% expected rate of return set at December 31, 2003. The calculation of the net periodic benefit cost for the USRIP utilizes a market-related value of assets. The market-related value of assets recognizes the difference between actual returns and expected returns over five years at a rate of 20% per year.

An initial 12% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2005. The rate was assumed to decrease gradually to an ultimate rate of 5% by 2010. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	1- Percentage	1- Percentage
	Point Increase	Point Decrease
Sensitivity to assumed health care cost trend rate
Effect on total 2004 service cost and interest cost components	$0.2	$(0.2)
Effect on December 31, 2004 accumulated postretirement benefit obligation	2.1	(1.8)

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As provided for in the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, the obligations reflect that we will recognize the 28% subsidy for post-65 drug coverage as an offset to healthcare plan costs. The reduction in obligations due to the subsidy is reflected as an unrecognized net gain to the plan. The gain was reflected in net periodic benefit cost for the first time in 2004. For current and future retirees, the 28% subsidy is expected to reduce our prescription drug plan costs by $567 per individual in 2006 and this amount is expected to increase by the valuation trend rates. Our actuaries have determined that our prescription drug plan provides a benefit that is at least actuarially equivalent to the Medicare prescription drug plan. The calculations do not reflect the final regulations issued in January 2005.

Equifax estimates that the future benefits payable for the retirement and post-retirement plans in place are as follows at December 31, 2004:

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	(in millions)
Fiscal year ending December 31
2005	$32.4	$2.0	$3.0
2006	$33.7	$2.0	$3.3
2007	$33.6	$2.0	$3.4
2008	$33.9	$2.1	$3.6
2009	$34.1	$2.1	$3.6
Next five fiscal years to December 31, 2014	$175.7	$11.0	$15.7

USRIP (the “Plan”) Investment and Asset Allocation Strategies

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

The Plan’s investment managers are required to abide by the provisions of the Employee Retirement Income Security Act (“ERISA”). Standards of performance for each manager include an expected return, a measure of volatility, and a time period of evaluation.

USRIP asset allocation strategy is determined based upon guidelines provided by our external advisor. This forecasting process takes into account projected investment returns by asset category, the correlation among those returns, the standard deviation of those returns and the future pattern of actuarial liabilities to which the plan is obligated. Asset/liability forecasting is conducted at regular intervals during the year, as needed, utilizing input from our in-house and external consulting actuaries, and our external investment advisor. All USRIP asset targets and ranges are approved by two in-house Plan Administrators, who are Named Fiduciaries under ERISA. Investment recommendations are made by our external advisor, working in conjunction with our in-house Investment Officer, who is also an ERISA Named Fiduciary. The 8.75% expected return on plan assets assumption for 2004 is based on the 50th percentile return from our asset/liability forecasting process.

The following USRIP asset allocation ranges, targets and actual allocations were in effect as of December 31, 2004 and 2003:

	Target	Range	Actual 2004	Actual 2003
Large-Cap equity	25%	20-35%	20.5%	30.5%
Mid-Cap equity	10%	5-15%	10.3%	5.4%
Small-Cap equity	8%	5-15%	14.7%	15.8%
International equity	12%	6-18%	15.8%	13.6%
Alternative Assets	15%	5-20%	15.8%	9.4%
Venture Capital	10%	5-15%	5.7%	5.8%
Real Estate	5%	0-12%	3.5%	3.2%
Fixed Income	15%	10-35%	12.8%	15.7%
Cash	minimal	0-2%	0.9%	0.7%

*Note: New USRIP asset allocation targets and ranges were put into place during 2003.

The USRIP, in an effort to meet its asset allocation objectives, utilizes a variety of asset classes which have historically produced returns which are relatively uncorrelated to those of the S&P 500. Asset classes included in this category are alternative assets (hedge funds-of-funds), venture capital (including secondary private equity) and real estate. The primary benefits to the USRIP of using these types of asset classes are: (1) their non-correlated returns reduce the over-all volatility of the USRIP’s portfolio of assets, and (2) they produce superior risk-adjusted returns.

Additionally, the USRIP allows certain of its managers, subject to specific risk constraints, to utilize derivative instruments, in order to enhance asset return, reduce volatility or both. Derivatives are primarily employed by the Plan in its fixed income portfolio and in the hedge fund-of-funds area.

The USRIP is prohibited from investing additional amounts in Equifax Inc. stock once the market value of stock held by the plan exceeds 10% of the total market value of the USRIP. At December 31, 2004 and 2003, the USRIP’s assets included 1.8 million shares of Equifax common stock, with a market value of approximately $49.6 million and $43.2 million, respectively.

Additionally, the USRIP is subject to the transaction prohibitions imposed by ERISA. Not more than 5% of the portfolio (at cost) shall be invested in the securities of any one issuer with the exception of Equifax common stock, and U.S. Treasury and Government Agency securities.

Foreign Retirement Plans.   We also maintain defined contribution plans for certain employees in the U.K. For the years ended December 31, 2004, 2003 and 2002, our expenses related to these plans were $1.4 million, $0.7 million and $1.2 million for each year, respectively.

Employee Retirement Savings Plans.   Our retirement savings plans provide for annual contributions by us, within specified ranges, determined at the discretion of the Group Plans Administrative Committee, for the benefit of eligible employees in the form of units of Equifax common stock. Employees may transfer all or a part of these Equifax common stock investments into other available investments within the plan, at any time. Our matching contributions are expensed. Expenses for these plans were $3.2 million in 2004, $3.1 million in 2003 and $3.0 million in 2002.

11.   COMMITMENTS AND CONTINGENCIES

Leases.   Our operating leases involve principally office space and office equipment. Under the terms of the $29.0 million operating lease for our headquarters building in Atlanta, Georgia, which commenced in 1998 and expires in 2010, we have guaranteed a portion of the residual value of the building at the end of the lease. Total lease payments for the remaining term total $9.7 million. In the event that the property were to be sold by the lessor at the end of the lease term, we would be responsible for any shortfall of the sales proceeds, up to a maximum amount of $23.2 million, which equals 80% of the value of the property at the beginning of the lease term. Based on a current appraisal of the property, we determined that its fair value is $25.0 million. The $4.0 million short-fall against the residual value guarantee will be subsequently recognized as an expense ratably over the remaining lease term.

Rental expense related to our operating leases was $22.3 million in 2004, $18.0 million in 2003 and $22.0 million in 2002. Our headquarters building operating lease has ground purchase options exercisable beginning in 2019, ground renewal options exercisable in 2048 and escalation clauses beginning in 2009. Our technology center lease in Alpharetta, Georgia expires in 2012 and includes renewal options through 2039. Future minimum payment obligations for non-cancelable operating leases exceeding one year are as follows as of December 31, 2004:

Amount
(In millions)
2005	$14.6
2006	11.0
2007	8.9
2008	9.2
2009	52.0
Thereafter	12.2
$107.9

Data Processing and Outsourcing Services Agreements.   We have separate agreements with IBM, Polk/Acxiom and others with which we outsource portions of our computer data processing operations and related functions, and certain administrative functions. The agreements expire between 2005 and 2013. The estimated aggregate minimal contractual obligation remaining under these agreements is $389.4 million as of December 31, 2004, with no future year expected to exceed $70.8 million. Annual payment obligations in regards to these agreements vary due to factors such as the volume of data processed, changes in our servicing needs as a result of new product offerings, acquisitions or divestitures, the introduction of significant new technologies or the general rate of inflation. Our data processing outsourcing agreement with IBM was renegotiated in 2003 for a ten-year term. Under this agreement (which covers our operations in North America, the U.K., Ireland and Spain), we have outsourced our mainframe and midrange operations, help service and desktop support functions and the operation of our voice and data networks. During 2004, we paid $110.5 million for these services. The estimated future minimum contractual obligation under this agreement is $361.8 million, with no year expected to exceed $54.5 million. In certain circumstances (e.g., a change in control, or for our convenience), we may terminate these data processing and outsourcing agreements, and in doing so certain of these agreements require us to pay a significant penalty.

Agreement with Computer Sciences Corporation.   We have an agreement with Computer Sciences Corporation and certain of its affiliates, collectively, CSC, under which CSC-owned credit reporting agencies utilize our computerized credit database services. CSC retains ownership of its credit files and the revenues generated by its credit reporting activity. We receive a processing fee for maintaining the database and for each report supplied. The agreement was renewed by CSC for a ten-year period beginning August 1, 1998. The agreement provides us with an option to purchase CSC’s credit reporting business if CSC does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. Under the agreement CSC also has an option, exercisable at any time, to sell its credit reporting business to us. The option expires in 2013. The option exercise price will be determined by a third-party appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if the option were exercised at this time, the price range would approximate $650.0 - $700.0 million. This estimate is based solely on our internal analysis of the value of the businesses, current market conditions and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than the estimated amount. If CSC were to exercise its option, we would have to obtain additional sources of funding. We believe that this funding would be available from sources such as additional bank lines of credit and the issuance of public debt and/or equity. However, the availability and terms of any such capital financing would be subject to a number of factors, including credit market conditions, the state of the equity markets, general economic conditions, and our financial performance and condition. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors included in our annual report on Form 10-K for the year ended December 31, 2004.

Change in Control Agreements.   We have Change in Control Agreements with certain of our key officers. These agreements have renewable five-year terms and become effective only upon a change in control of Equifax. A “change in control” is generally defined by the agreements to mean (i) an accumulation by any person, entity or group of 20% or more of the combined voting power of Equifax’s voting stock, or (ii) a business combination resulting in the shareholders immediately prior to the combination owning less than two-thirds of the common stock and combined voting power of the new company, (iii) a sale or disposition of all or substantially all of Equifax’s assets, or (iv) a complete liquidation or dissolution of Equifax. If any of these events occur and the officer’s employment terminates within three years after the date of the change in control, other than from death, disability or termination for cause or voluntary termination other than for “good reason,” the officer will be entitled to receive: (a) unpaid compensation accrued through the date of termination; (b) three times the sum of (i) the officer’s highest annual salary for the twelve months prior to termination, and (ii) the officer’s highest bonus for the three years prior to termination; (c) additional compensation and service credit under retirement plans to age 62 (five years maximum additional service credit); and (d) continuation of group health, dental, vision, life, disability, 401(k) and similar coverages for three years. Benefits payable under these agreements and other compensation or benefit plans of Equifax are not reduced to satisfy the limits of Section 280G of the Internal Revenue Code. As a result, any payments the officer receives will be increased, if necessary, so that after taking into account all taxes the officer would incur as a result of those payments, the officer would receive the same after-tax amount he or she would have received had no excise tax been imposed under Section 4999 of the Code.

Assuming a change in control had occurred on December 31, 2004, and employment had been terminated on that date, the approximate payments that would have been made under the Change in Control Agreements (not including the gross-up portion) would have been $31 million, and the officers’ unvested outstanding stock options and restricted stock units would have become fully vested. The amount of the gross-up, if any, to be paid may be substantial and will depend upon numerous factors, including the price per share of Equifax common stock and the extent, if any, that payments or benefits made to the officers constitute “excess parachute payments” within the meaning of Section 280G of the Internal Revenue Code.

Guarantees.   We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby of all letters of credit is less than $8.0 million and all have a maturity of less than one year. Guarantees are issued from time to time to support the needs of operating units. The only outstanding guarantee that is not reflected as a liability on our Consolidated Balance Sheets was extended in connection with the sale of our risk management collections business to RMA Holdings, LLC (“RMA”) in October 2000, at which time we guaranteed the operating lease payments of a partnership affiliated with RMA to a lender of the partnership pursuant to a term loan. The operating lease, which expires December 11, 2011, has a remaining balance of $8.4 million based on the undiscounted value of remaining lease payments at December 31, 2004. Our obligations under such guarantee are not secured. We believe the likelihood of demand for payment under these instruments is minimal and expect no material losses to occur in connection with these instruments.

Subsidiary Dividends and Fund Transfers.   The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited by certain restrictions imposed by foreign governments, which do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.

Litigation.   In November 2001, the landlord of our former headquarters facility brought an action, 1600 Peachtree, L.L.C. v. Equifax Inc., against us in the Superior Court of Fulton County, Georgia, which asserted claims related to our guaranty obligations under our lease termination agreement. This lawsuit seeks damages, of approximately $28.0 million, substantially all of which represents future rent contingencies, and punitive damages. On motions for summary judgment, the Superior Court ruled against our discharge defense and against plaintiff’s fraud claim. On June 29, 2004, the Georgia Court of Appeals affirmed the Superior Court’s rulings. Both parties appealed these rulings to the Georgia Supreme Court, which on September 27, 2004 declined to hear the appeals. The remaining issues in the case will now be tried in Superior Court. Trial is set to commence on May 4, 2005. We intend to continue to contest in the Superior Court the damages claimed by the plaintiff.

In the third quarter of 2003, the Canada Revenue Agency (“CRA”) issued Notices of Reassessment asserting that Acrofax, Inc., a wholly owned Canadian subsidiary of Equifax, is liable for additional tax for the 1995 through 2000 tax years, related to certain intercompany capital contributions and loans. In 1995, Acrofax invested U.K. 30 million pounds in Luxembourg S.A., a Luxembourg subsidiary of Equifax (“LUX”), which subsequently lent that amount to Equifax PLC, a U.K. subsidiary of Equifax. In June 2000, Acrofax distributed via dividend shares of LUX to Equifax Credit Information Services, Inc. another subsidiary of Equifax. The CRA claimed that (1) by using LUX as an intermediary, Acrofax avoided paying tax on interest earned on the loan to Equifax PLC and is therefore taxable on the dividends it received from LUX; and (2) in the alternative, the transactions should be recharacterized as a loan directly from Acrofax to Equifax PLC and tax should be paid by Acrofax on the amount of interest income that it would have received from such a loan as well as withholding tax on the loan principal. The additional tax sought by the CRA for these periods ranges, based on alternative theories, from $7.1 million to $15.8 million, plus interest and penalties. Acrofax has filed Notices of Objection in response to the Notices. On September 2, 2003, we paid a statutorily-required deposit of $5.7 million against the CRA’s primary assessment theory. We intend to vigorously contest these reassessments and do not believe we have violated any statutory provision or rule.

On December 30, 2003, Equifax and Naviant served a demand for arbitration alleging, among other things, that the shareholder sellers of Naviant had breached various representations and warranties concerning information furnished to us in connection with our acquisition of Naviant in 2002. The arbitration demand seeks rescission of our Naviant purchase and the recovery of the purchase price or, in the alternative, recovery of monetary damages on various grounds. On March 22, 2004, we recommenced our demand for arbitration in order to utilize the procedures of the American Arbitration Association. Some of the respondents have answered and denied liability. The arbitration has been stayed by agreement pending determination of the motions noted in the litigation described in the next paragraph. We cannot at this time predict the probable outcome of this matter.

On April 28, 2004, in a case captioned Softbank Capital Partners LP, et al. v. Equifax Inc. and Naviant, Inc., certain of the former shareholders of Naviant filed suit in the U.S. District Court for the Southern District of Florida seeking declaratory relief to prevent Equifax and Naviant from proceeding with the arbitration discussed in the the preceding paragraph, except for claims asserted against Softbank Capital Partners LP, as Shareholders’ Representative, for certain indemnified losses capped at the amount of a $10.0 million escrow fund specified in the agreement pursuant to which Equifax acquired Naviant. The parties are awaiting rulings on the issues presented by the motion for summary judgment filed by plaintiffs and the motion to dismiss filed by Equifax and Naviant. Although Equifax believes it and Naviant have substantial factual and legal defenses to plaintiffs’ claims, we cannot at this time predict the probable outcome of this matter.

On August 13, 2004, in a case captioned Equifax Inc. v. Austin Ventures VIII, L.P., et al., Equifax filed suit in the U.S. District Court for the Southern District of Florida to preserve its claims against the shareholder sellers of Naviant pending the arbitration proceeding described above.

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

If the potential loss from any claim or legal proceeding is probable and can be estimated, we accrue a liability for estimated settlements and incurred but unpaid legal fees for services performed to date. In our opinion, the ultimate resolution of these matters will not have a materially adverse effect on our financial position, liquidity or results of operations.

12.   SALE OF INVESTMENT IN INTERSECTIONS INC.

On May 5, 2004, Equifax, through its wholly owned subsidiary CD Holdings, Inc., completed the sale of 3,755,792 shares of common stock it owned in Intersections Inc., a provider of identity theft protection and credit management services, in an underwritten public offering of common stock for net proceeds of $59.4 million. Immediately prior to the public offering, CD Holdings converted a $20.0 million senior secured convertible note issued to it by Intersections in November 2001 into 3,755,792 shares of Intersections common stock, or approximately 26.9% of Intersections’ outstanding stock. The book value of our investment in Intersections was $22.3 million, including accrued interest of $2.3 million. In the second quarter of 2004, we recorded, net of income taxes of $13.8 million, a net gain of $23.0 million or $0.17 per diluted share.

13.   RELATED PARTY TRANSACTIONS

We maintain lending, foreign exchange, debt underwriting, cash management, trust, investment management, acquisition valuation, derivative counterparty and shareholder services relationships with SunTrust Banks, Inc. (“SunTrust”) whom we consider a related party due to (a) L. Phillip Humann, a member of our board of directors, currently is the Chairman, President, and Chief Executive Officer of SunTrust, and (b) Larry L. Prince, member of our board of directors, is a director of SunTrust. We paid SunTrust $2.8 million, $2.4 million and $3.3 million respectively during the years 2004, 2003 and 2002 for these services. We also provide credit management services to SunTrust, as a customer, from whom we received $4.3 million, $2.9 million and $2.5 million, respectively during the years 2004, 2003 and 2002, and had $0.3 million and $0.2 million of corresponding outstanding receivables with, as of at December 31, 2004 and 2003, respectively. Our relationships with SunTrust are described more fully below:

•       On August 20, 2004, Equifax entered into a new five-year $500.0 million senior unsecured revolving credit agreement with a group of banks. This facility replaced a prior $465.0 million revolving credit agreement which was composed of a $305.0 million multi-year portion, scheduled to expire on

October 4, 2004, and a $160.0 million 364-day portion, which would have expired on September 30, 2004. As of December 31, 2004, no borrowings were outstanding under the new $500.0 million credit facility. Borrowings outstanding under the prior $465.0 revolving credit facility totaled $137.1 million at December 31, 2003.

•       SunTrust Bank (“SunTrust”), a subsidiary of SunTrust Banks, Inc., is the Administrative Agent for the aforementioned new $500.0 million revolving credit agreement, and also provides a $92.5 million committed portion of that facility. SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., served as Joint Lead Arranger of the new facility. SunTrust Capital Markets, Inc. is a subsidiary of SunTrust Banks, Inc. As of December 31, 2003, SunTrust provided us a $100.0 committed portion of the prior $465.0 million U.S. revolving credit agreement. SunTrust’s total commitment of $100.0 million at December 31, 2003 was allocated 65.6% ($65.6 million) to the multi-year portion and 34.4% ($34.4 million) to the 364-day portion. Total borrowings outstanding under SunTrust’s 364-day and multi-year portions of this facility were $29.5 million at December 31, 2003.

•       SunTrust extends financing in the form of an amortizing term loan to a leveraged real estate limited partnership which owns our Atlanta data center located in Alpharetta, Georgia. We are the primary operating lease tenant in the data center. An unrelated bank leasing company is the equity owner of this partnership. Although this term loan is considered to be non-recourse financing to Equifax, SunTrust is dependent on the operating lease payments made by Equifax to the partnership to service interest expense and amortize principal on the term loan’s debt. The term loan is fully amortized in 2012. As of December 31, 2004, and December 31, 2003, $21.5 million and $24.3 million, respectively, were outstanding under the term loan.

•       SunTrust provides the $29.0 million synthetic lease facility related to our Atlanta corporate headquarters building. As of December 31, 2004 and December 31, 2003, the amount of this facility was $29.0 million.

•       SunTrust provides investment management services for our USRIP through two of its subsidiaries, Trusco Capital and the Lighthouse Group. As of December 31, 2004 and December 31, 2003, a total of $48.4 million and $37.6 million, respectively, of USRIP assets were managed by these two subsidiaries of SunTrust.

•       During 2004 and 2003, SunTrust was the counterparty on $90.0 million, notional value, of interest rate swaps with Equifax Inc.

Bank of America, N.A. (“B of A”), through its various subsidiaries, provides Equifax and our subsidiaries cash management, foreign exchange, lending and debt underwriting services. We consider B of A a related party because Jacquelyn M. Ward, a member of our board of directors, is also a director of B of A. We paid B of A $0.8 million, $0.8 million and $2.0 million respectively during the years 2004, 2003 and 2002 for these services. We also provide credit management services to B of A, as a customer, from whom we received $18.3 million, $15.3 million and $11.2 million, respectively during the years 2004, 2003 and 2002, and had $2.0 million and $1.7 million of corresponding outstanding receivables with, as of December 31, 2004 and 2003, respectively. Our relationships with B of A are described more fully below:

•       As of December 31, 2003, and through the facility’s termination on August 20, 2004, B of A served as the Administrative Agent on Equifax Inc.’s $465.0 million revolving credit agreement, and provided a $100.0 committed portion of that facility. B of A’s total commitment of $100.0 million at December 31, 2003 was allocated 65.6% ($65.6 million) to the multi-year portion and 34.4% ($34.4 million) to the 364-day portion. Total borrowings outstanding under B of A’s 364-day and multi-year portions of this facility were $29.5 million at December 31, 2003.

•       B of A was the Syndication Agent for the new $500.0 million revolving credit agreement referenced above under SunTrust and executed in August 2004, and also provides a $92.5 million committed portion of that facility. Banc of America Securities LLC, a subsidiary of Bank of America Corporation, served as a Joint Lead Arranger of the new facility.

•       B of A extends an uncommitted $25.0 million working capital line of credit to Equifax. The facility is cancelable at the discretion of either party. The uncommitted working capital line, at December 31, 2004 and December 31, 2003, had outstanding balances of $0.0 million and $5.4 million, respectively.

•       Bank of America Corporation provides investment management services for the USRIP through its subsidiary, Bank of America Capital Advisors, LLC. As of December 31, 2004, a total of $5.2 million of USRIP assets was managed by this subsidiary.

•       At December 31, 2004 and December 31, 2003, B of A was the counterparty on $124.0 million, notional value, of interest rate swaps with Equifax.

We sell telecommunication credit information reports and customer portfolio reviews to Certegy, Inc (“Certegy”). In addition Certegy provides customer invoice and disclosure notification printing/mailing services to us. We consider Certegy a related party because Lee A. Kennedy, a member of our board of directors, is also Chairman and Chief Executive Officer of Certegy. Amounts paid to Certegy for fulfillment services were $9.2 million, $3.7 million and $0.1 million, respectively for the years 2004, 2003 and 2002. Fees received from Certegy, as a customer, for credit disclosure reports and portfolio reviews were $1.0 million, $0.6 million and $0.3 million, respectively during the years 2004, 2003 and 2002. The corresponding outstanding accounts receivable balances due from Certegy at December 31, 2004 and 2003, respectively, were $0.1 million and $0.2 million.

14.   QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2004 and 2003 are as follows:

	First			Second			Third			Fourth
2004	Reported	Italy	Restated	Reported	Italy	Restated	Reported	Italy	Restated	Reported	Italy	Restated
(In millions, except per share data)
Operating revenue	$ 313.6	$ 3.7	$ 309.9	$ 318.9	$ 3.5	$ 315.4	$ 323.0	$ 3.1	$ 319.9	$ 327.6	$ —	$ 327.6
Operating income	$ 87.8	$ (0.6)	$ 88.4	$ 86.3	$ (5.7)	$ 92.0	$ 95.4	$ (0.3)	$ 95.7	$ 99.7	$ —	$ 99.7
Income from continuing operations	$ 51.2	$ (0.6)	$ 51.8	$ 73.2	$ (3.8)	$ 77.0	$ 52.7	$ (0.6)	$ 53.3	$ 55.2	$ —	$ 55.2
Discontinued operations	$ (0.4)	$ —	$ (1.0)	$ —	$ —	$ (3.8)	$ 0.5	$ —	$ (0.1)	$ 2.3	$ —	$ 2.3
Net income	$ 50.8	$ (0.6)	$ 50.8	$ 73.2	$ (3.8)	$ 73.2	$ 53.2	$ (0.6)	$ 53.2	$ 57.5	$ —	$ 57.5
Per common share (basic):
Income from continuing operations	$ 0.39	$ (0.01)	$ 0.40	$ 0.56	$ (0.03)	$ 0.59	$ 0.40	$ (0.01)	$ 0.41	$ 0.43	$ —	$ 0.43
Net income	$ 0.39	$ (0.00)	$ 0.39	$ 0.56	$ 0.00	$ 0.56	$ 0.40	$ (0.00)	$ 0.40	$ 0.44	$ —	$ 0.44
Per common share (diluted):
Income from continuing operations	$ 0.38	$ (0.00)	$ 0.38	$ 0.55	$ (0.03)	$ 0.58	$ 0.40	$ (0.00)	$ 0.40	$ 0.42	$ —	$ 0.42
Net income	$ 0.38	$ (0.00)	$ 0.38	$ 0.55	$ 0.00	$ 0.55	$ 0.40	$ (0.00)	$ 0.40	$ 0.43	$ —	$ 0.43

	First			Second			Third			Fourth
2003	Reported	Italy	Restated	Reported	Italy	Restated	Reported	Italy	Restated	Reported	Italy	Restated
(In millions, except per share data)
Operating revenue	$ 301.6	$ 4.1	$ 297.5	$ 317.0	$ 4.2	$ 312.8	$ 309.8	$ 3.1	$ 306.7	$ 297.0	$ 3.3	$ 293.7
Operating income	$ 80.7	$ (0.2)	$ 80.9	$ 85.3	$ —	$ 85.3	$ 88.9	$ (0.8)	$ 89.7	$ 57.2	$ (1.1)	$ 58.3
Income from continuing operations	$ 45.1	$ (0.2)	$ 45.3	$ 49.3	$ (0.1)	$ 49.4	$ 52.8	$ (0.8)	$ 53.6	$ 31.3	$ (1.1)	$ 32.4
Discontinued operations	$ (1.3)	$ —	$ (1.5)	$ (7.4)	$ —	$ (7.5)	$ (1.6)	$ —	$ (2.4)	$ (3.3)	$ —	$ (4.4)
Net income	$ 43.8	$ (0.2)	$ 43.8	$ 41.9	$ (0.1)	$ 41.9	$ 51.2	$ (0.8)	$ 51.2	$ 28.0	$ (1.1)	$ 28.0
Per common share (basic):
Income from continuing operations	$ 0.33	$ (0.00)	$ 0.33	$ 0.37	$ (0.00)	$ 0.37	$ 0.39	$ (0.01)	$ 0.40	$ 0.24	$ (0.01)	$ 0.25
Net income	$ 0.32	$ (0.00)	$ 0.32	$ 0.31	$ (0.00)	$ 0.31	$ 0.38	$ 0.00	$ 0.38	$ 0.21	$ 0.00	$ 0.21
Per common share (diluted):
Income from continuing operations	$ 0.33	$ (0.00)	$ 0.33	$ 0.36	$ (0.00)	$ 0.36	$ 0.39	$ (0.01)	$ 0.40	$ 0.23	$ (0.01)	$ 0.24
Net income	$ 0.32	$ (0.00)	$ 0.32	$ 0.31	$ (0.00)	$ 0.31	$ 0.38	$ 0.00	$ 0.38	$ 0.21	$ 0.00	$ 0.21

15.   SEGMENT INFORMATION

Our operations are organized into four reportable segments, with three primary reportable segments (i.e., “Equifax North America,” “Equifax Europe” and “Equifax Latin America”) dedicated to the marketing and selling of our core product lines (i.e., Information Services, Marketing Services and Personal Solutions) and related business operations within finite geographic regions. The fourth reportable segment (“Other”) pertains to an inactive product line. We also separately disclose the financial information pertaining to our divested operations. The accounting policies of the segments are the same as those described in our summary of significant accounting and reporting policies (Note 1). We evaluate the performance of these segments based on their operating revenues, operating income and operating margins, excluding any unusual or infrequent items (if any). Inter-segment sales and transfers are not material. The measurement criteria for segment profit or loss and segment assets are substantially the same for each reportable segment. All transactions between segments are accounted for at cost, and no timing differences occur between segments.

The 2004, 2003 and 2002 operating results for our Italian business and the commercial services business component in Spain have been reclassified to discontinued operations and are not included in the Equifax Europe’s reported segment results as shown below. (Note 3)

A more detailed description of these reportable segment and their products and services is as follows:

Equifax North America.   Comprises the Information Services, Marketing Services and Personal Solutions operating segments. Products and services are provided in the U.S. and Canada and consist of Information Services which includes consumer and commercial services such as credit information and credit scoring, credit modeling services, locate service, fraud detection and prevention services, mortgage loan origination information services, identity verification services and other consulting services; Marketing Services which includes credit card marketing services and consumer demographic and lifestyle information services; Predictive Analytical Science Services which includes consulting in the formulation and execution of decision strategies to maximize revenue opportunities for the customers of our Information and Marketing Services businesses; and Personal Solutions credit and finance products sold directly to individuals.

Equifax Europe.   Comprises the U.K. and Spain operating segments. Products and services offerings consist of Information Services including consumer and commercial services such as credit and financial information, credit scoring and credit modeling services; and Credit Marketing Services.

Equifax Latin America.   Comprises the Argentina, Brazil, Chile, El Salvador, Peru and Uruguay operating segments. Product and service offerings consist of Information Services including consumer and commercial services such as credit and financial information, credit scoring and credit modeling services and Credit Marketing Services.

Other.   Pertains to lottery services relating solely to a contract to provide services to the state of California. Services under this contract ceased during 2002. No further revenue or operating income has been received since the second quarter 2002 or is expected to reoccur.

Divested Operations.   Pertains to the Italian mortgage information services business divested in the fourth quarter of 2004 and the commercial services business component of Spain divested in the third quarter of 2002.

Segment information for 2004, 2003 and 2002 is as follows:

	Twelve Months Ended December 31,
	2004	2003	2002
	(In millions)
Operating Revenue:
Equifax North America
Information Services	$707.1	$679.8	$588.0
Marketing Services	236.1	265.7	274.8
Personal Solutions	96.1	69.5	39.4
Equifax North America	1,039.3	1,015.0	902.2
Equifax Europe	142.0	115.8	112.1
Equifax Latin America	91.5	79.9	76.6
Other	—	—	4.4
	$1,272.8	$1,210.7	$1,095.3

	2004	2003	2002
	(In millions)
Operating Income (Loss):
Equifax North America
Information Services	$299.5	$296.9	$267.2
Marketing Services	74.4	48.8	85.4
Marketing Services asset impairment & related charges	(2.4)	(30.6)	—
Marketing Services, net	72.0	18.2	85.4
Personal Solutions	17.6	9.2	9.0
Equifax North America	389.1	324.3	361.6
Equifax Europe	30.0	22.9	13.9
Equifax Latin America	17.0	20.0	20.3
Other	—	—	4.4
General corporate expense	(60.3)	(53.0)	(47.7)
	$375.8	$314.2	$352.5

	2004	2003	2002
	(In millions)
Total Assets at December 31:
Equifax North America	$1,092.2	$1,060.9	$1,064.8
Equifax Europe	182.3	153.2	142.5
Equifax Latin America	214.5	198.7	161.8
Other	—	2.2	3.5
General corporate expense	67.8	102.2	94.9
	1,556.8	1,517.2	1,467.5
Divested operations	0.4	36.1	39.4
	$1,557.2	$1,553.3	$1,506.9

	2004	2003	2002
	(In millions)
Depreciation and amortization:
Equifax North America	$54.6	$66.0	$53.8
Equifax Europe	10.1	10.6	12.1
Equifax Latin America	6.8	5.5	5.4
General corporate expense	9.6	12.0	8.4
	$81.1	$94.1	$79.7

	2004	2003	2002
	(In millions)
Capital expenditures (excluding property & equipment & other assets acquired in acquisitions):
Equifax North America	$37.6	$41.0	$42.9
Equifax Europe	4.7	6.2	5.8
Equifax Latin America	2.5	5.3	5.3
General corporate expense	2.7	0.2	1.4
	$47.5	$52.7	$55.4

Financial information by geographic area is as follows:

	2004		2003		2002
	Amount	%	Amount	%	Amount	%
	(In millions)
Operating Revenue (based on location of customer):
United States	$939.2	74%	$924.1	76%	$826.0	75%
Canada	100.1	8%	90.9	8%	80.4	7%
United Kingdom	124.3	10%	101.6	8%	97.6	9%
Brazil	47.3	4%	45.9	4%	43.4	4%
Other	61.9	5%	48.2	4%	47.9	4%
	$1,272.8	100%*	$1,210.7	100%	$1,095.3	99%*

*                    Does not total due to rounding

	2004		2003		2002
	Amount	%	Amount	%	Amount	%
	(In millions)
Long-lived assets of continuing operations at December 31:
United States	$812.2	65%	$832.7	66%	$844.1	70%
Canada	126.7	10%	114.5	9%	99.9	8%
United Kingdom	122.5	10%	91.6	7%	84.0	7%
Brazil	118.8	9%	111.9	9%	89.0	7%
Other	77.4	6%	107.8	9%	96.2	8%
	$1,257.6	100%	$1,258.5	100%	$1,213.2	100%

16.   SUBSEQUENT EVENTS

On March 15, 2005, we completed the acquisition of APPRO Systems, Inc. (“APPRO”), a privately-held corporation headquartered in Baton Rouge, Louisiana. APPRO is a provider of automated credit risk management and financial technologies for consumer, commercial and retail banking lending operations. We paid a total of approximately $92.0 million in cash to the stockholders and optionholders of APPRO. The net cash impact to Equifax of the Merger will be approximately $74.0 million after disposition of certain assets.

We financed the purchase price of the acquisition through available cash and approximately $72.0 million in borrowings under our existing trade-receivables backed revolving credit facility.

Credit Bureau of Baton Rouge, Inc. (“CBBR”) is a 5% shareholder of APPRO and receives computerization services for its credit files from Equifax Information Services LLC, a subsidiary of Equifax, in the ordinary course of business. Steve Uffman is the founder, Chairman and Chief Executive Officer of APPRO and is the Chief Executive Officer of CBBR. Mr. Uffman will become Group Executive, Enabling Technologies of Equifax.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change in our independent auditors during the past two fiscal years. There have been no disagreements with our independent auditors on our accounting or financial reporting or auditing scope of procedure that would require our independent auditors to make reference to such disagreement in their report on our consolidated financial statements and financial statement schedule, or otherwise require disclosure in this Annual Report on Form 10-K.

ITEM 9A.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of December 31, 2004.

No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures however are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Based on the evaluation discussed above, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

There were no changes in Equifax’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during Equifax’s fourth fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, Equifax’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This report is included in Item 8 on page 46 and is incorporated by reference.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

This report is included in Item 8 on page 47 and is incorporated by reference.

ITEM 9B.  OTHER INFORMATION

The following disclosures would otherwise have been filed on Form 8-K, Item 2.03, under the heading “Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant”:

On March 15, 2005, Equifax completed the acquisition of APPRO Systems, Inc. as described under Item 1, Business—Current Developments—Acquisition of APPRO Systems, Inc. for $92.0 million. See Management’s Discussion and Analysis—Acquisition of APPRO Systems, Inc. for a summary of the financing of this transaction.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 10 of Part III regarding our directors and nominees is included in the sections captioned “Corporate Governance,” “Director Nominees,” “Continuing Directors” and “Board and Committee Meetings” in our definitive Proxy Statement (“2005 Proxy Statement”) relating to the Annual Meeting of Shareholders to be held on May 17, 2005, to be filed with the SEC within 120 days after December 31, 2004, and is incorporated herein by reference.

Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business—Executive Officers of the Registrant.”

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is included in the section of our 2005 Proxy Statement captioned “Executive Compensation—Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Equifax’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including our chief executive officer, our chief financial officer, our controller and our principal accounting officer. You can find our Code of Ethics and Business Conduct on our internet site, www.equifax.com/corp/aboutefx/ethics/governance.shtml .. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange (NYSE), on our internet site.

Because our common stock is listed on the NYSE, our Chief Executive Officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by Equifax of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE as of April 29, 2004. In addition, Equifax has filed, as exhibits to this Annual Report on Form 10-K, the certifications of its Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of Equifax’s public disclosure.

ITEM 11.         EXECUTIVE COMPENSATION

Information required by Item 11 of Part III is included in the sections of our 2005 Proxy Statement captioned “Election of Directors—Director Compensation” and “Executive Compensation,” and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Item 12 of Part III is included in the sections of our 2005 Proxy Statement captioned “Executive Compensation—Securities Authorized for Issuance under Equity Compensation Plans” and “Stock Ownership by Directors and Executive Officers,” and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 of Part III is included in the section of our 2005 Proxy Statement captioned “Independent Auditors’ Fees” and is incorporated herein by reference.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           List of Documents Filed as a Part of This Report:

(1)         Financial Statements.   The following financial statements are included in Item 8 of Part II:

•        Consolidated Balance Sheets—December 31, 2004 and 2003;

•        Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002;

•        Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002;

•        Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002;

•        Notes to Consolidated Financial Statements; and

•        Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements.

(2)         Financial Statement Schedules.   All schedules have been omitted because they are not required or applicable, or because the required information is included in the Consolidated Financial Statements or notes to these statements.

(3)         Exhibits.   A list of the exhibits required to be filed as part of this Report by Item 601 of Regulation S-K is set forth in the Exhibit Index on page 92 of this Form 10-K, which immediately precedes such exhibits, and is incorporated herein by reference.

(b)          Exhibits.   See Item 15(a)(3).

(c)    Financial Statement Schedules.   See Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2005.

EQUIFAX INC.
(Registrant)
By:	/s/ THOMAS F. CHAPMAN
Thomas F. Chapman
Chairman of the Board and Chief Executive Officer

We, the undersigned directors and executive officers of Equifax Inc., hereby severally constitute Donald T. Heroman, Nuala M. King and David J. Gunter, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the day of March 16, 2005.

/s/ THOMAS F. CHAPMAN
Thomas F. Chapman, Chairman of the Board and Chief Executive Officer
/s/ DONALD T. HEROMAN
Donald T. Heroman, Corporate Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ NUALA M. KING
Nuala M. King, Vice President and Corporate Controller (Principal Accounting Officer)
/s/ LEE A. AULT III
Lee A. Ault III, Director
/s/ JOHN L. CLENDENIN
John L. Clendenin, Director
/s/ JAMES E. COPELAND, JR.
James E. Copeland, Jr., Director

/s/ A. W. DAHLBERG
A. W. Dahlberg, Director
/s/ L. PHILLIP HUMANN
L. Phillip Humann, Director
/s/ LEE A. KENNEDY
Lee A. Kennedy, Director
/s/ LARRY L. PRINCE
Larry L. Prince, Director
/s/ D. RAYMOND RIDDLE
D. Raymond Riddle, Director
/s/ JACQUELYN M. WARD
Jacquelyn M. Ward, Director

2004 Form 10-K
EXHIBIT INDEX

Exhibit Number	Description
Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1*

Agreement and Plan of Merger dated as of February 3, 2005 between Equifax Inc. and APPRO Systems, Inc. including a schedule of omitted exhibits. Equifax agrees to furnish to the SEC, upon request, a copy of each exhibit to this Agreement and Plan of Merger.

Articles of Incorporation and Bylaws
3.1	Amended and Restated Articles of Incorporation of Equifax Inc. as amended to date (incorporated by reference to Exhibit B to Equifax’s Schedule 14A filed March 27, 1996).
3.2	Bylaws of Equifax Inc. as amended to date (incorporated by reference to Exhibit 3.2 to Equifax’s Form 10-K filed March 11, 2004).
Instruments Defining the Rights of Security Holders, Including Indentures
4.1

Rights Agreement dated as of October 25, 1995 between Equifax Inc. and SunTrust Bank, Atlanta, which includes as Exhibit A the form of Rights Certificate and as Exhibit B the Summary of Rights (incorporated by reference to Exhibit 4.3 to Equifax’s Form 10-K filed March 29, 2001).

4.2	Form of Rights Certificate (included in Exhibit 4.1).
4.3

Amendment to Rights Agreement, dated as of July 7, 2001, amending the Rights Agreement dated as of October 25, 1995 between Equifax Inc. and SunTrust Bank (incorporated by reference to Exhibit 99.1 to Equifax’s Form 8-A/A, Amendment No. 1 filed July 9, 2001).

4.4

Form of Indenture dated as of June 29, 1998 between Equifax Inc. and The First National Bank of Chicago, Trustee (under which Equifax’s 6.3% Notes due 2005 and 6.9% Debentures due 2028 were issued) (incorporated by reference to Exhibit 4.4 to Equifax’s Form 10-K filed March 31, 1999).

4.5

Indenture dated as of October 29, 2002 between Equifax Inc. and The Bank of New York, Trustee, relating to Equifax’s 4.95% Notes due November 1, 2007 (incorporated by reference to Exhibit 99.3 to Equifax’s Form 10-Q filed November 12, 2002).

4.6

Credit Agreement dated as of August 20, 2004 among Equifax Inc., Equifax PLC, the Lenders named therein and SunTrust Bank as Administrative Agent (incorporated by reference to Exhibit 4.1 to Equifax’s Form 8-K filed August 20, 2004).

4.7

Except as set forth in the preceding Exhibits 4.1 through 4.6, instruments defining the rights of holders of long-term debt securities of Equifax have been omitted where the total amount of securities authorized does not exceed 10% of the total assets of Equifax Inc. and its subsidiaries on a consolidated basis. Equifax agrees to furnish to the SEC, upon request, a copy of such instruments with respect to issuances of long-term debt of Equifax and its subsidiaries.

Management Contracts and Compensatory Plans or Arrangements
10.1	Equifax Inc. 1988 Performance Share Plan for Officers, as amended (incorporated by reference to Exhibit 10.1 to Equifax’s Form 10-K filed March 31, 1998).

10.2	Equifax Inc. 1997 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Equifax’s Form 10-K filed March 31, 1998).
10.3	Equifax Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to Equifax’s Form 10-K filed March 31, 1998).
10.4*	Form of Tier 1 Change in Control Agreement.
10.5*	Form of Tier 2 Change in Control Agreement.
10.6	Equifax Inc. Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to Equifax’s Form 10-K filed March 31, 1998).
10.7	Equifax Inc. Non-Employee Director Stock Option Plan and Form of Non-Employee Director Stock Option Agreement (incorporated by reference to Exhibit 10.16 to Equifax’s Form 10-K filed March 31, 1999).
10.8	Equifax Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.7 to Equifax’s Form 10-K filed March 29, 2001).
10.9	Supplemental Retirement Plan for Executives of Equifax Inc. (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed November 15, 2004).
10.10	Equifax Inc. Executive Life and Supplemental Retirement Benefit Plan (incorporated by reference to Exhibit 10.8 to Equifax’s Form 10-K filed March 29, 2001).
10.11	Equifax Inc. Key Management Long-Term Incentive Plan (incorporated by reference to Exhibit 10.22 to Equifax’s Form 10-K filed March 29, 2001).
10.12	Equifax Inc. 2000 Stock Incentive Plan as amended (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed November 3, 2004).
10.13	Form of Non-Qualified Stock Option Agreement under the Equifax Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Equifax’s Form 8-K filed September 9, 2004).
10.14

Form of Non-Qualified Stock Option Agreement under the Equifax Inc. 2000 Stock Incentive Plan (U.K. approved option version) (incorporated by reference to Exhibit 10.6 to Equifax’s Form 8-K filed September 9, 2004).

10.15

Form of Non-Qualified Stock Option Agreement under the Equifax Inc. 2000 Stock Incentive Plan (U.K. unapproved option version) (incorporated by reference to Exhibit 10.7 to Equifax’s Form 8-K filed September 9, 2004).

10.16	Form of Incentive Stock Option Agreement under the Equifax Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to Equifax’s Form 8-K filed September 9, 2004).
10.17

Form of Deferred Share Award Agreement (restricted stock units) under the Equifax Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to Equifax’s Form 8-K filed September 9, 2004).

10.18	Equifax Inc. Bonus Exchange Program (incorporated by reference to Exhibit 10.24 to Equifax’s Form 10-K filed March 29, 2001).
10.19	Bonus Deferral Arrangement (incorporated by reference to Exhibit 10.25 to Equifax’s Form 10-K filed March 12, 2002).

10.20	Equifax Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.27 to Equifax’s Form 10-K filed March 28, 2003).
10.21	Equifax Inc. Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.28 to Equifax’s Form 10-K filed March 28, 2003).
10.22	Equifax Grantor Trust dated as of January 1, 2003 between Equifax Inc. and Wachovia Bank, N.A., Trustee (incorporated by reference to Exhibit 10.30 to Equifax’s Form 10-K filed March 28, 2003).
10.23

Employment Agreement dated as of October 25, 2002 between Equifax Inc. and Donald T. Heroman and form of Employee Confidentiality, Non-Solicitation and Assignment Agreement (incorporated by reference to Exhibit 10.32 to Equifax’s Form 10-K filed March 28, 2003).

10.24

Equifax Inc. Director and Executive Stock Deferral Plan as amended through March 31, 2003 (incorporated by reference to Exhibit 4 to Equifax’s Registration Statement on Form S-8 filed November 12, 2003).

10.25*	Separation Agreement and General Release of Claims dated as of November 10, 2003 between Equifax Inc. and Mark E. Miller.
10.26*	Transition Agreement dated as of December 17, 2004 between Equifax Inc. and Thomas F. Chapman.
10.27*	Form of Executive Officer Deferred Share Award Agreement.
10.28*	Form of Director Deferred Share Award Agreement.
10.29*	Compensation Arrangements for Non-Employee Directors.
10.30*	Summary of Executive Officer Compensation.
10.31*	Deferred Share Award Agreement dated February 3, 2005 of Thomas F. Chapman under Equifax Inc. 2000 Stock Incentive Plan and Transition Agreement dated December 17, 2004.
10.32*	Summary of Annual Incentive Plan.
Material Contracts
10.33

Agreement for Computerized Credit Reporting Services and Options to Purchase and Sell Assets dated as of August 1, 1988 among The Credit Bureau, Incorporated of Georgia, Equifax Inc., Computer Sciences Corporation, CSC Credit Services, Inc., Credit Bureau of Greater Cincinnati, Inc., Credit Bureau of Greater Kansas City, Inc., Johns Holding Company, CSC Credit Services of Minnesota, Inc. and CSC Accounts Management, Inc. (incorporated by reference to Exhibit 10.18 to Equifax’s Form 10-K filed March 30, 2000).

10.34

First through Third Amendments dated as of December 28, 1990, 1991 and September 27, 1991, respectively, to Agreement for Computerized Credit Reporting Services and Options to Purchase and Sell Assets (incorporated by reference to Exhibit 10.26 to Equifax’s Form 10-K filed March 31, 1997).

10.35

Fourth Amendment dated as of December 31, 1992 to Agreement for Computerized Services and Options to Purchase and Sell Assets (incorporated by reference to pages 8 through 16 and Exhibit 4.1 to Amendment No. 1 to Form S-3, Registration Statement No. 33-62820 filed June 17, 1993).

10.36

Fifth Amendment dated as of September 7, 1993 to Agreement for Computerized Credit Reporting Services and Options to Purchase and Sell Assets (incorporated by reference to Exhibit 10.21 to Equifax’s Form 10-K filed March 30, 2000).

10.37

Sixth Amendment dated as of 1994 to Agreement for Computerized Credit Reporting Services and Options to Purchase and Sell Assets (incorporated by reference to Exhibit 10.25 to Equifax’s Form 10-K filed March 30, 1995).

10.38

Lease Agreement dated as of March 18, 1994 between Equifax Inc. and William J. Wade, Individual Owner Trustee of Equifax Business Trust No. 1994-A, related to leveraged lease of JV White Technology Center (incorporated by reference to Exhibit 10.24 to Equifax’s Form 10-K filed March 30, 2000).

10.39

Groundlease Agreement dated as of March 5, 1998 between Rhodes Center Property, L.L.C. and Equifax Inc. related to lease of Equifax’s corporate headquarters (incorporated by reference to Exhibit 10.29 to Equifax’s Form 10-K filed March 31, 1999).

10.40

Sale, Sublease, Assignment and License Agreement dated as of November 15, 2002 between Equifax Inc. and Seisint, Inc. (incorporated by reference to Exhibit 10.33 to Equifax’s Form 10-K filed March 28, 2003).

10.41

Analytic Products and Services Master Contract Agreement between Equifax Inc. and Fair, Isaac and Company, Incorporated (incorporated by reference to Exhibit 10.34 to Equifax’s Form 10-K filed March 28, 2003).

10.42	Global Amendments between Equifax Credit Information Services, Inc. and Fair, Isaac and Company, Incorporated (incorporated by reference to Exhibit 10.35 to Equifax’s Form 10-K filed March 28, 2003).
10.43**

Agreement for Operations Support dated as of July 1, 2003 between International Business Machines Corporation and Equifax Inc. (incorporated by reference to Exhibit 10.1 to Equifax’s Form 10-Q/A filed April 29, 2004).

10.44

Credit and Security Agreement dated as of September 7, 2004, among Equifax Receivables Finance LLC, as Borrower, Equifax Capital Management, Inc., as Servicer, Blue Ridge Asset Funding Corporation, the Liquidity Banks from time to time party thereto, and Wachovia Bank, National Association, as Agent (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed September 9, 2004).

10.45

(First Step) Receivables Sale Agreement dated as of September 7, 2004, among Equifax Inc., Equifax Information Services LLC, Equifax Direct Marketing Solutions LLC, Equifax Information Services of Puerto Rico Inc. and Compliance Data Center, Inc., as Originators and Equifax Capital Management, Inc., as Buyer (incorporated by reference to Exhibit 10.2 to Equifax’s Form 8-K filed September 9, 2004).

10.46

(Second Step) Receivables Sale Agreement dated as of September 7, 2004 between Equifax Capital Management, Inc., as Seller and Equifax Receivables Finance LLC, as Buyer (incorporated by reference to Exhibit 10.3 to Equifax’s Form 8-K filed September 9, 2004).

10.47

Performance Undertaking dated as of September 7, 2004 between Equifax Capital Management, as Seller and Equifax Receivables Finance LLC, as Buyer (incorporated by reference to Exhibit 10.4 to Equifax’s Form 8-K filed September 9, 2004).

Other Exhibits and Certifications
11.1

Calculation of earnings per share (The calculation of per share earnings is in Part II, Item 8, Note 1 to the Consolidated Financial Statements and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).

14.1	Code of Ethics (The Equifax Business Ethics and Compliance Program) (incorporated by reference to Exhibit 14 to Equifax’s Form 10-K filed March 11, 2004).
21.1*	Subsidiaries of Equifax Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney (included on signature page).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.
99.1*	Financial measures that supplement generally accepted accounting principles.

*                    Filed electronically herewith.

**             Document omits information pursuant to a Request for Confidential Treatment under  Rule 406 of the Securities Act of 1933 which has been granted by the SEC. Omitted portions have been filed separately with the SEC.