Form 10-K/A
period 2004-12-31
EQUIFAX INC
filed 2005-04-01
CIK 33185

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A is to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed on March 16, 2005. This Amendment is being filed solely to correct an inadvertent error in the Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements (the “Audit Opinion”), included in Part II, Item 8, Financial Statements and Supplementary Data, on page 48 of the original filing of this Form 10-K Report. Ernst & Young LLP has revised its Audit Opinion to delete an erroneous reference in the last paragraph to Note 2 of the Notes to our Consolidated Financial Statements, for information concerning the adoption by us in 2003 of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Our adoption of Statement of Financial Accounting Standards No. 146, effective January 1, 2003, was previously disclosed in our Form 10-K for the fiscal year ended December 31, 2002, in Note 1 to the Notes to our Consolidated Financial Statements.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment contains the complete text of Item 8 and Item 15, and our principal executive officer and principal financial officer are providing re-executed Rule 13a-14 certifications dated as of the date of this Amendment and are also furnishing written statements pursuant to Title 18 United States Code, as added by Section 906 of the Sarbanes-Oxley Act of 2002. The certifications are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment. The Exhibit section also has been revised to include as Exhibit 23.1 the updated consent of the Independent Registered Public Accounting Firm. Unaffected Items or Exhibits are not included in this Amendment.

Except as described above, no other changes have been made to the original Form 10-K  and this Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in the original Form 10-K.

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

Ernst & Young LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of Equifax included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting which is included on page 5 of this report.

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

(3)         Exhibits.   A list of the exhibits required to be filed as part of this Report by Item 601 of Regulation S-K is set forth in the Exhibit Index on page 48 of this Form 10-K/A, which immediately precedes such exhibits, and is incorporated herein by reference.

(b)          Exhibits.   See Item 15(a)(3).

(c)    Financial Statement Schedules.   See Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2005.

EQUIFAX INC.
(Registrant)
By: *
Thomas F. Chapman
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 1, 2005.

*
Thomas F. Chapman, Chairman of the Board and Chief Executive Officer
/s/ DONALD T. HEROMAN
Donald T. Heroman, Corporate Vice President and Chief Financial Officer (Principal Financial Officer)
*
Nuala M. King, Vice President and Corporate Controller (Principal Accounting Officer)
*
Lee A. Ault III, Director
*
John L. Clendenin, Director
*
James E. Copeland, Jr., Director

*
A. W. Dahlberg, Director
*
L. Phillip Humann, Director
*
Lee A. Kennedy, Director
*
Larry L. Prince, Director
*
D. Raymond Riddle, Director
*
Jacquelyn M. Ward, Director
*By:	/s/ DONALD T. HEROMAN
Donald T. Heroman, as Attorney-in-Fact

2004 Form 10-K/A
EXHIBIT INDEX

Exhibit Number	Description
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

14.1	Code of Ethics (The Equifax Business Ethics and Compliance Program) (incorporated by reference to Exhibit 14 to Equifax’s Form 10-K filed March 11, 2004).
21.1*	Subsidiaries of Equifax Inc.
23.1***	Consent of Independent Registered Public Accounting Firm.
24.1*	Powers of Attorney (included on signature page).
31.1***	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2***	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1***	Section 1350 Certification of Chief Executive Officer.
32.2***	Section 1350 Certification of Chief Financial Officer.
99.1*	Financial measures that supplement generally accepted accounting principles.

*                    Filed with the original filing of this Report.

**             Document omits information pursuant to a Request for Confidential Treatment under  Rule 406 of the Securities Act of 1933 which has been granted by the SEC. Omitted portions have been filed separately with the SEC.

***  Filed electronically herewith.