Form 10-Q
period 2005-03-31
EQUIFAX INC
filed 2005-05-05
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2005
Common Stock, $1.25 Par Value	129,814,537

EQUIFAX INC.

INDEX

PART I	Financial Information (Unaudited)

Item 1.	Financial Statements
Consolidated Balance Sheets – March 31, 2005 and December 31, 2004
Consolidated Statements of Income – Three Months Ended March 31, 2005 and 2004
Consolidated Statements of Cash Flows – Three Months Ended March 31, 2005 and 2004
Consolidated Statements of Shareholders’ Equity and Other Comprehensive Income – Three Months Ended March 31, 2005
Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II	Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Signatures

Index to Exhibits

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In millions, except par values)	2005	2004
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$52.9	$52.1
Trade accounts receivable, net of allowance for doubtful accounts of $10.0 in 2005 and $9.3 in 2004	214.1	195.1
Deferred income tax assets	17.8	13.2
Other current assets	46.4	38.7
Current assets from discontinued operations	0.1	0.5
Total current assets	331.3	299.6
Property and Equipment:
Land, buildings and improvements	30.1	30.2
Data processing equipment and furniture	303.2	297.9
	333.3	328.1
Less accumulated depreciation	196.2	189.8
	137.1	138.3
Goodwill, net	796.7	747.5
Purchased Intangible Assets, net	304.3	281.3
Other Assets, net	101.2	90.5
Assets of Discontinued Operations	—	—
	$1,670.6	$1,557.2

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term debt and current maturities	$317.7	$255.7
Accounts payable	7.0	9.7
Other current liabilities	195.0	191.2
Current liabilities of discontinued operations	—	0.3
Total current liabilities	519.7	456.9
Long-Term Debt	398.7	398.5
Deferred Revenue	8.3	9.8
Deferred Income Tax Liabilities	58.8	38.6
Other Long-Term Liabilities	119.4	129.8
Total liabilities	1,104.9	1,033.6
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 182.8 in 2005 and 182.0 in 2004	—	—
Outstanding shares - 129.7 in 2005 and 129.4 in 2004	228.5	227.5
Paid-in capital	482.2	466.9
Retained earnings	1,353.4	1,298.8
Accumulated other comprehensive loss	(274.2)	(267.0)
Treasury stock, at cost, 48.5 shares in 2005 and 47.7 shares in 2004	(1,158.4)	(1,133.4)
Stock held by employee benefits trusts, at cost, 4.6 shares in 2005 and 4.9 shares in 2004	(65.8)	(69.2)
Total shareholders’ equity	565.7	523.6
	$1,670.6	$1,557.2

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED March 31,
(In millions, except per share amounts)	2005	2004

Operating revenue	$343.4	$309.9
Costs and expenses:
Costs of services	142.5	129.9
Selling, general and administrative expenses	79.0	70.1
Depreciation and amortization	19.9	21.5
Total costs and expenses	241.4	221.5
Operating income	102.0	88.4
Other income, net	2.7	3.3
Minority interests in earnings, net of tax	(1.3)	(0.8)
Interest expense	(9.1)	(8.4)
Income from continuing operations before income taxes	94.3	82.5
Provision for income taxes	(35.7)	(30.7)
Income from continuing operations	58.6	51.8
Discontinued operations
Loss from discontinued operations, net of income tax benefit of $0.0 in 2005 and $0.0 in 2004	—	(1.0)
Net income	$58.6	$50.8
Per common share (basic):
Income from continuing operations	$0.45	$0.40
Discontinued operations	—	(0.01)
Net income	$0.45	$0.39
Shares used in computing basic earnings per share	129.8	132.9
Per common share (diluted):
Income from continuing operations	$0.44	$0.38
Discontinued operations	—	—
Net income	$0.44	$0.38
Shares used in computing diluted earnings per share	132.4	135.1
Dividends per common share	$0.03	$0.02

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED March 31,
(In millions)	2005	2004
Cash flows from operating activities:
Net income	$58.6	$50.8
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Loss from discontinued operations	—	1.0
Depreciation and amortization	19.9	20.9
Deferred income taxes	3.1	9.3
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(14.8)	(15.3)
Current liabilities, excluding debt	(6.3)	(6.9)
Other current assets	1.0	(13.0)
Other long-term liabilities, excluding debt	(12.6)	4.5
Other assets	(8.8)	(20.2)
Other	—	(0.1)
Cash provided by operating activities	40.1	31.0
Investing activities:
Additions to property and equipment	(1.8)	(3.3)
Additions to other assets, net	(8.0)	(5.2)
Acquisitions, net of cash acquired	(85.7)	(5.6)
Deferred payments on prior year acquisitions	—	(1.3)
Cash used by investing activities	(95.5)	(15.4)
Financing activities:
Net short-term borrowings	65.2	0.5
Additions to long-term debt	0.1	4.4
Treasury stock purchases	(25.0)	(30.0)
Dividends paid	(4.0)	(2.8)
Proceeds from exercise of stock options	18.8	12.6
Other	1.8	(2.4)
Cash provided (used) by financing activities	56.9	(17.7)
Effect of foreign currency exchange rates on cash	(0.7)	(1.0)
Cash provided by discontinued operations	—	1.2

Increase (decrease) in cash and cash equivalents	0.8	(1.9)
Cash and cash equivalents, beginning of period	52.1	38.1
Cash and cash equivalents, end of period	$52.9	$36.2

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)

					Accumulated		Held By
	Common Stock:				Other		Employee	Total
(In millions)	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Benefits Trusts	Shareholders’ Equity
Balance, December 31, 2004	129.4	$227.5	$466.9	$1,298.8	$(267.0)	$(1,133.4)	$(69.2)	$523.6
Net income	—	—	—	58.6	—	—	—	58.6
Other comprehensive income	—	—	—	—	(7.2)	—	—	(7.2)
Shares issued under common stock	0.8	1.0	12.7	—	—	—	—	13.7
Shares issued under benefits plans	0.3	—	2.5	—	—	—	3.4	5.9
Treasury stock purchased	(0.8)	—	—	—	—	(25.0)	—	(25.0)
Cash dividends	—	—	—	(4.0)	—	—	—	(4.0)
Dividends from employee benefits trusts	—	—	0.1	—	—	—	—	0.1
Balance, March 31, 2005 (Unaudited)	129.7	$228.5	$482.2	$1,353.4	$(274.2)	$(1,158.4)	$(65.8)	$565.7

Accumulated Other Comprehensive Loss consists of the following components:

(In millions)	March 31, 2005	December 31, 2004
	(Unaudited)
Foreign currency translation	$(154.9)	$(148.2)
Minimum pension liability, net of accumulated tax of $70.2 in 2005 and $70.2 in 2004	(118.0)	(117.0)
Cash flow hedging transactions, net of tax of $0.8 in 2005 and $1.1 in 2004	(1.3)	(1.8)
	$(274.2)	$(267.0)

Comprehensive Income is as follows:

	Three Months Ended March 31,
(In millions)	2005	2004
	(Unaudited)	(Unaudited)
Net income	$58.6	$50.8
Other comprehensive income (loss):
Foreign currency translation adjustment	(6.7)	(2.3)
Change in cumulative loss from cash flow hedging transactions	0.5	(0.4)
Supplemental retirement plan minimum liability adjustment	(1.0)	—
	$51.4	$48.1

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2005

As used herein, the terms “Equifax”, “the Company”, “we”, “our” and “us” refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

1.  BASIS OF PRESENTATION

We have prepared the accompanying unaudited Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  This information reflects all adjustments, which are in the opinion of management, necessary for a fair presentation of the statement of financial position as of March 31, 2005, and the results of operations for the three month periods ending March 31, 2005 and 2004 and the cash flows for the three month periods ending March 31, 2005 and 2004.  All adjustments made have been of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  We believe that the disclosures are adequate to make the information presented not misleading.  Certain prior year amounts have been reclassified to conform to the current year presentation.  These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 Form 10-K”).  That report includes a summary of our critical accounting policies.  There have been no material changes in the accounting policies followed by us during fiscal 2005.

Use of Estimates.  The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions.   These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Earnings Per Share.  Our basic earnings per share (“EPS”) is calculated as income from continuing operations or net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. The income amount used in our EPS calculations is the same for both basic and diluted EPS.  A reconciliation of the weighted average outstanding shares used in the two calculations is as follows:

(In millions)	2005	2004
Weighted average shares outstanding (basic)	129.8	132.9
Effect of dilutive securities:
Stock options	2.0	1.9
Long-term incentive plans	0.6	0.3
Weighted average shares outstanding (diluted)	132.4	135.1

2.   NATURE OF OPERATIONS

We collect, organize and manage various types of financial, demographic and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as state and federal governments. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to individuals. We have approximately 4,400 employees worldwide and manage our business globally through the following three reportable segments: Equifax North America, Equifax Europe and Equifax Latin America. Our operations are predominantly located within the U.S., with foreign operations principally located in Canada, the U.K. and Brazil.

Our products and services are categorized as follows: Information Services, Marketing Services and Personal Solutions. Information Services products and services allow customers to make credit decisions about consumers and commercial enterprises.  Marketing Services information products and databases enable customers to identify a target audience for marketing purposes, and Personal Solutions products and services provide information to consumers which enables them to reduce their exposure to identity fraud and to monitor their credit health.

We develop, maintain and enhance secured proprietary information databases through compilation of accounts receivable information about consumers and businesses that we obtain from a variety of sources, such as credit granting institutions, public record information, including bankruptcies, liens and judgments and marketing information from surveys and warranty cards. We process this information utilizing our proprietary information management systems and make it available to our customers in virtually any medium or format they choose.

3.  ACQUISITIONS

To broaden and further strengthen our enabling technologies capabilities in our North America Information Services business, we acquired APPRO Systems, Inc. (“APPRO”) on March 15, 2005, a privately-held corporation headquartered in Baton Rouge, Louisiana. APPRO provides automated credit risk management and financial technologies for consumer, commercial and retail banking lending operations. We paid a total of approximately $91.5 million in cash to the stockholders and optionholders of APPRO. The net cash impact to us of the acquisition will be approximately $74.9 million after disposition of certain assets.  We financed the purchase price of the acquisition through available cash and approximately $72.0 million in borrowings under our existing trade-receivables backed revolving credit facility.

During the first three months of 2005, in order to continue to grow our credit data franchise, we acquired the credit files, contractual rights to territories (generally states or integration areas) and customer relationships and related businesses of an independent credit reporting agency in Canada that houses consumer information on our system.

The above acquisitions were accounted for as purchases and had a total cash purchase price of $92.2 million.  The following table summarizes the estimated fair value of the net assets acquired and the liabilities assumed at the acquisition dates.  These allocations are preliminary estimates and will be finalized upon completion of the purchase valuation of the purchased assets.

(In millions)	March 31, 2005
Current assets	$23.8
Property and equipment	4.1
Other assets	0.1
Purchased intangible assets	36.9
Deferred tax assets	2.8
Goodwill	47.8
Total acquired assets	115.5
Total liabilities	23.3
Net assets acquired	$92.2

The results of operations for these acquisitions have been included in the Consolidated Statements of Income from their respective dates of acquisition and have not been material.

4.  OTHER CURRENT ASSETS

Other current assets.  Other current assets at March 31, 2005 and December 31, 2004 consist of the following:

	March 31,	December 31,
(In millions)	2005	2004
Prepaid expenses	$19.6	$17.1
Other current assets	26.8	21.6
Total other current assets	$46.4	$38.7

5.  GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill.  Goodwill allocated to our reporting units at January 1, 2005 and changes in the carrying amount of goodwill for the first quarter of 2005 are as follows:

	Reporting Units
	Information	Marketing	Personal	European	Latin America
(In millions)	Services	Services	Solutions	Operations	Operations	Corporate	Total

Balance, January 1, 2005	$212.1	$275.9	$1.8	$117.7	$134.2	$5.9	$747.5	*
Acquisitions	47.8	—	—	—	—	—	47.8
Adjustments	0.5	—	—	—	5.7	—	6.2
Foreign currency translation	(0.3)	—	—	(2.1)	(2.4)	—	(4.8)
Balance, March 31, 2005	$260.1	$275.9	$1.8	$115.6	$137.5	$5.9	$796.7	*

* Does not total due to rounding

Goodwill is the cost in excess of the fair value of the net assets of acquired businesses.  Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” requires that reporting unit goodwill be re-evaluated and tested for impairment at least on an annual basis. Accordingly, we updated our impairment evaluation as of September 30, 2004 and determined that reporting unit goodwill remained unimpaired. However, future goodwill impairment tests could result in a charge to earnings. We will continue to evaluate goodwill annually or whenever events and circumstances indicate that there may be an impairment of the asset value.

Prior to 2002, goodwill was amortized on a straight-line basis predominately over periods from 20 to 40 years.  As of March 31, 2005 and December 31, 2004, accumulated amortization balances were $89.1 million and $89.7 million, respectively. The acquisitions in the table above relate primarily to the APPRO acquisition, as discussed in Note 3.

Purchased Intangible Assets.  Purchased intangible assets, as recorded on the accompanying Consolidated Balance Sheets, represent the estimated fair value of acquired intangible assets used in our products and services.  Purchased data files, net, is the carrying value of files acquired primarily through the purchase of independent credit reporting agencies in the U.S. and Canada. We expense the cost of modifying and updating credit files in the period such costs are incurred.  Purchased intangible assets at March 31, 2005 and December 31, 2004 consist of the following:

	March 31, 2005			December 31, 2004
		Accumulated			Accumulated
(In millions)	Gross	amortization	Net	Gross	amortization	Net
Purchased data files	$387.4	$(165.5)	$221.9	$405.4	$(171.7)	$233.7
Acquired software	38.2	(8.7)	29.5	10.4	(8.2)	2.2
Non-compete agreements	11.4	(7.6)	3.8	11.7	(7.3)	4.4
Contractual and territorial rights	41.0	—	41.0	41.0	—	41.0
Customer relationships	7.3	—	7.3	—	—	—
Purchased trademarks	0.8	—	0.8	—	—	—
Total purchased intangible assets	$486.1	$(181.8)	$304.3	$468.5	$(187.2)	$281.3

We amortize purchased data files over a 15-year period on a straight line basis. Acquired software is amortized over a period of three to ten years.  Non-compete agreements are amortized over a period of two to three years. Our contractual and territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Customer relationships are amortized over a ten year period.  Amortization expense related to purchased intangible assets was approximately $7.4 million and $8.8 million for the first quarter of 2005 and 2004, respectively.

We perform annual impairment tests for our purchased intangible assets with indefinite lives. Based on the results of our impairment tests, we determined that no impairment of the contractual and territorial rights existed at December 31, 2004. However, future impairment tests could result in a charge to earnings. We will continue to evaluate our purchased intangible assets annually or whenever events and circumstances indicate that there may be an impairment of the asset value.

6.  OTHER CURRENT LIABILITIES

Other current liabilities.  Other current liabilities at March 31, 2005 and December 31, 2004 consisted of the following:

	March 31,	December 31,
(In millions)	2005	2004
Current deferred revenue	$42.0	$33.8
Income taxes payable	31.7	6.9
Accrued salaries and bonuses	18.5	28.8
Accrued other	102.8	121.7
Total other current liabilities	$195.0	$191.2

7.  DEBT

Debt at March 31, 2005 and December 31, 2004 consisted of the following:

	March 31,	December 31,
(In millions)	2005	2004
Notes, 6.3%, due 2005, net of unamortized discount of $0.0 million and $0.1 million at March 31, 2005 and December 31, 2004, respectively	$250.0	$249.9
Notes, 4.95%, due 2007, net of unamortized discount of $0.2 million and $0.3 million at March 31, 2005 and December 31, 2004, respectively	249.8	249.7
Debentures, 6.9%, due 2028, net of unamortized discount of $1.2 million at March 31, 2005 and December 31, 2004	148.8	148.8
Short-term revolving credit facility	57.0	—
Other	10.8	5.8
	716.4	654.2
Less current maturities	317.7	255.7
	$398.7	$398.5

8. INCOME TAXES

Annual Effective Tax Rates.  The effective tax rate from continuing operations was 37.8% for the first three months of 2005 compared to an effective tax rate of 37.2% for the first three months of 2004.

Deferred Tax Assets.  We estimate levels of future taxable income and utilize prudent and feasible tax planning strategies in establishing and maintaining deferred tax assets. If we are unable to realize all or part of our deferred tax assets in the future, our effective tax rate could increase.

9.  SHAREHOLDERS’ EQUITY

Treasury Stock.  During the first three months of 2005, we repurchased 0.8 million shares at an average price of $30.78 per share through open market transactions at an aggregate investment of $25.0 million.  At March 31, 2005, approximately $214.3 million remained authorized for future share repurchases.  For additional information on our stock purchase program, see Part II, Item 2—“Unregistered Sales of Equity Securities and Use of Proceeds” below.

10.  STOCK-BASED COMPENSATION

In accordance with the accounting provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation – transitional Disclosure,” we have elected to apply Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock option and performance share plans. Accordingly, by our use of the intrinsic value method to account for stock-based employee compensation, we do not recognize compensation cost in connection with our stock option plans.

The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	March 31, 2005	March 31, 2004

Expected Life in Years	4.5	4.6
Risk Free Interest Rate	3.68%	3.19%
Volatility	31.44%	33.70%
Dividend Yield	0.5%	0.5%

If we had elected to recognize compensation cost for these plans based on the fair value at grant date as prescribed by SFAS No. 123, net income and net income per share would have been reduced to the pro forma amounts indicated in the table below:

	Three Months Ended
	March 31,	March 31,
(In millions, except per share data)	2005	2004
Net income, as reported	$58.6	$50.8
Add: Total stock-based employee compensation expense, net of related tax effect, included in reported net income	1.1	0.4

Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(2.7)	(2.0)
Pro forma net income	$57.0	$49.2

Earnings per share:
Basic—as reported	$0.45	$0.39

Basic—pro forma	$0.44	$0.37

Diluted—as reported	$0.44	$0.38

Diluted—pro forma	$0.43	$0.36

11. EMPLOYEE BENEFITS

The following table provides the components of net periodic benefit cost for the three months ended March 31, 2005 and 2004:

Three Months Ended	Pension Benefits		Other Benefits
March 31,	2005	2004	2005	2004
(In millions)
Components of net periodic benefit cost
Service cost	$1.9	$1.8	$0.1	$0.1
Interest cost	7.9	7.8	0.4	0.4
Expected return on plan assets	(10.1)	(10.9)	(0.3)	(0.2)
Amortization of prior service cost	1.1	0.1	0.2	0.2
Recognized actuarial loss	2.1	3.5	—	—
Total net periodic benefit cost	$2.9	$2.3	$0.4	$0.5

On January 1, 2005, we separated our U.S. Retirement Income Plan (“USRIP”) into two defined benefit plans subject to the Employee Retirement Income Security Act (“ERISA”). The new plan, the Equifax Inc. Pension Plan (“EIPP”), was funded in January 2005 with the transfer of $17.0 million of assets from the USRIP to the EIPP and a company contribution of $20.0 million. The EIPP contained all active employee participants of Equifax as of January 1, 2005, and the USRIP contained all inactive retired and vested participants as of that date. Inactive participants constituted approximately 85% of total participants prior to the separation. The benefits of participants in both plans were unaffected by the separation. The two groups of Equifax participants - active and inactive - had projected patterns of actuarial liabilities which were markedly different, due to the demographic differences between the two populations. The two plans will have separate assumed rates of return and separate asset allocation strategies, which will allow us to more efficiently fund our pension liabilities. Additionally, the assets of one plan will not be available to fund the liabilities of the other plan.

We have met our minimum funding requirements under ERISA for 2005 with respect to the USRIP and the EIPP. We made a discretionary contribution of $20.0 million to the EIPP during the quarter ended March 31, 2005.  The Pension Funding Equity Act of 2004, which became law on April 10, 2004, provides defined benefit plan quarterly contribution relief for plan years beginning in 2004 and 2005.   We do not expect to have to make any minimum funding contributions under ERISA for 2006 with respect to the USRIP or the EIPP based on applicable law as currently in effect.

The annual report produced by our consulting actuaries specifies the funding requirements for our plans, based on projected liabilities of the benefits for plan participants, historical investment results on plan assets, current discount rates for liabilities, assumptions for future demographic developments and investment results and recent changes in statutory requirements. We may elect to make additional discretionary contributions to our plans in excess of minimum funding requirements, subject to statutory limitations.

As discussed in our 2004 Form 10-K, the other postretirement benefit obligation and postretirement benefit expense recognized through March 31, 2005 includes the expected favorable impact of the federal subsidy and other provisions of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.  Our postretirement benefit obligations reflect that we will recognize the 28% subsidy for post-age 65 drug coverage as an offset to healthcare plan costs.  The reduction in obligations due to the subsidy is reflected as an unrecognized net gain to the plan.  The gain was reflected in net periodic benefit cost for the first time in 2004.  For current and future retirees, the 28% subsidy is expected to reduce our prescription drug plan costs by $567 per individual in 2006, and this amount is expected to increase by the valuation trend rates.  This estimate will be updated for the impact of final regulations issued in January 2005.  We have determined that our prescription drug plan provides a benefit that is at least actuarially equivalent to the Medicare prescription drug plan.   The following represents our expected Medicare Part D reimbursements:

Estimated
Year	Reimbursement
(In millions)
2005	$—
2006	0.4
2007	0.5
2008	0.5
2009	0.6
2010 - 2014	3.4
$5.4

12. COMMITMENTS AND CONTINGENCIES

Data Processing and Outsourcing Services Agreements.  We have separate agreements with IBM, Polk/Acxiom and others with which we outsource portions of our computer data processing operations and related functions and certain administrative functions. The agreements expire between 2005 and 2013.  The estimated aggregate minimal contractual obligation remaining under these agreements was $389.4 million at December 31, 2004, with no future year minimum expected to exceed $70.8 million. Annual payment obligations in regards to these agreements vary due to factors such as the volume of data processed, changes in our servicing needs as a result of new product offering, acquisitions or divestitures, the introduction of significant new technologies or the general rate of inflation. Our data processing outsourcing agreement with IBM was renegotiated in 2003 for a ten-year term. Under this agreement (which covers our operations in North America, the U.K., Ireland and Spain), we have outsourced our mainframe and midrange operations, help service and desktop support functions and the operation of our voice and data networks.  At December 31, 2004, the estimated future minimum contractual obligation under this agreement was $361.8 million, with no year expected to exceed $54.5 million. In certain circumstances (e.g., a change in control, or for our convenience), we may terminate these data processing and outsourcing agreements, and in doing so certain of these agreements require us to pay a significant penalty.

Agreement with Computer Sciences Corporation.  We have an agreement with Computer Sciences Corporation and certain of its affiliates (collectively, “CSC”), under which CSC-owned credit reporting agencies utilize our computerized credit database services.  CSC retains ownership of its credit files and the revenues generated by its credit reporting activity.  We receive a processing fee for maintaining the database and for each report supplied.  The agreement was renewed by CSC for a ten-year period beginning August 1, 1998. The agreement provides us with an option to purchase CSC’s credit reporting business if CSC does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. Under the agreement CSC also has an option, exercisable at any time, to sell its credit reporting business to us. The option expires in 2013. The option exercise price will be determined by a third-party appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if the option were exercised at this time, the price range would approximate $650.0 to $700.0 million.  This estimate is based solely on our internal analysis of the value of the businesses, current market conditions and other factors, all of which are subject to constant change.  Therefore, the actual option exercise price could be materially higher or lower than the estimated amount.  If CSC were to exercise its option, we would have to obtain additional sources of funding.  We believe that this funding would be available from sources such as additional bank lines of credit and the issuance of public debt and/or equity.  However, the availability and terms of any such capital financing would be subject to a number of factors, including credit market conditions, the state of the equity markets, general economic conditions and our financial performance and condition. For additional information on our agreement with CSC, see the “Risk Factors” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2004 Form 10-K.

Guarantees.  We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit is less than $2.0 million and all have a maturity of one year or less. Guarantees are issued from time to time to support the needs of operating units. The only outstanding guarantee that is not reflected as a liability on our Consolidated Balance Sheets was extended in connection with the sale of our risk management collections business to RMA Holdings, LLC (“RMA”) in October 2000, at which time we guaranteed the operating lease payments of a partnership affiliated with RMA to a lender of the partnership pursuant to a term loan. The operating lease, which expires December 31, 2011, has a remaining balance of $8.1 million based on the undiscounted value of remaining lease payments at March 31, 2005.  Our obligations under such guarantee are not secured. We believe that the likelihood of demand for payment under these instruments is minimal and expect no material losses to occur in connection with these instruments.

Other than facility leasing arrangements, we do not engage in off-balance sheet financing activities. We have entered into a synthetic lease on our Atlanta corporate headquarters building in order to provide us with favorable financing terms with regard to this facility. This $29.0 million lease was entered into in 1998 and expires in 2010. Total lease payments for the remaining term total $9.3 million. Under this synthetic lease arrangement, we have also guaranteed the residual value of the leased property to the lessor. In the event that the property were to be sold by the lessor at the end of the lease term, we would be responsible for any shortfall of the sales proceeds, up to a maximum amount of $23.2 million, which equals 80% of the value of the property at the beginning of the lease term. Based on an appraisal of the property at December 31, 2004, we determined that its fair value is $25.0 million. The $4.0 million shortfall against the residual value guarantee is being recognized as an expense ratably over the remaining lease term.

Subsidiary Dividends and Fund Transfers.  The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited by certain restrictions imposed by foreign governments, which do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.

Litigation.  On March 31, 2005, we settled a lawsuit pending in the Superior Court of Fulton County, Georgia, brought against us by the landlord of our former headquarters facility, 1600 Peachtree, L.L.C. v. Equifax Inc., without any admission of fault or liability, for a cash payment by us on that date and a full release of all claims.  The court has dismissed the case with prejudice.  As a result, for the quarter ended March 31, 2005, we recorded litigation expense of approximately $300,000 in addition to amounts that had already been accrued in prior periods.

We are involved in other lawsuits, claims and legal proceedings as is normal in the ordinary course of our business. Any possible adverse outcome arising from these matters is not expected to have a material impact on our results of operations or financial position, either individually or in the aggregate. However, our evaluation of the likely impact of these pending lawsuits could change in the future.  If the potential loss from any claim or legal proceeding is probable and can be estimated, we accrue a liability for estimated settlements and incurred but unpaid legal fees for services performed to date.  In our opinion, the ultimate resolution of these matters, including those discussed below in Part II, Other Information, Item I, Legal Proceedings, will not have a materially adverse effect on our financial position, liquidity or results of operations.

Income taxes.  Our tax filings for various periods are subjected to audit by tax authorities in most jurisdictions where we conduct business.  These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts.  Currently, there are assessments involving certain of our subsidiaries, including Canada (see Part II, Other Information, Item 1, Legal Proceedings), that may not be resolved for many years.  We believe we have substantial defenses to the questions being raised and would pursue all legal remedies should an unfavorable outcome result.  We believe we have adequately provided for any ultimate amounts that would result from these proceedings where it is probable we will pay some amounts and the amounts can be estimated; however, it is too early to predict a final outcome of these matters.

13. SEGMENT INFORMATION

Segment Reporting

We manage our business and report our financial results primarily through the following three reportable segments:

•  Equifax North America

•  Equifax Europe

•  Equifax Latin America

The North America reportable segment is made up of three operating segments:

•  Information Services

•  Marketing Services

•  Personal Solutions

The Europe and Latin America reportable segments are made up of those same product lines.

A summary of segment products and services is as follows:

Equifax North America.  Information Services, which includes consumer and commercial services (such as credit information and credit scoring, credit modeling services, locate services, fraud detection and prevention services, mortgage loan origination information services, identity verification services and other consulting services); Marketing Services, which includes credit card marketing services and consumer demographic and lifestyle information services; and Personal Solutions, which consists of credit and finance products sold directly to individuals.

Equifax Europe.  Information Services, which includes consumer and commercial services (such as credit and financial information, credit scoring and credit modeling services), Credit Marketing Services and Personal Solutions.   The operating results for our Italian businesses that were disposed in the fourth quarter of 2004 have been reclassified to discontinued operations and are not included in the Equifax Europe’s reported segment results as shown below.

Equifax Latin America.  Information Services, which includes consumer and commercial services (such as credit and financial information, credit scoring and credit modeling services), Credit Marketing Services and Personal Solutions.

There has been no material change in segment assets since December 31, 2004.

Operating revenue and operating income by segment for the first quarter of 2005 and 2004 are as follows:

	Three Months Ended March 31,
(In millions)	2005	2004
Operating revenue:
Equifax North America
Information Services	$192.5	$173.8
Marketing Services	58.8	56.3
Personal Solutions	29.8	25.0
North America—Total	281.1	255.1
Equifax Europe	36.7	34.1
Equifax Latin America	25.6	20.7
	$343.4	$309.9

Operating income:
Equifax North America
Information Services	$84.3	$74.9
Marketing Services	18.3	13.2
Personal Solutions	3.0	6.8
North America—Total	105.6	94.9
Equifax Europe	8.0	5.4
Equifax Latin America	6.3	3.5
General corporate expense	(17.9)	(15.4)
	$102.0	$88.4

Total assets at March 31, 2005 and December 31, 2004 are as follows:

(In millions)	March 31, 2005	December 31, 2004
Total assets:
Equifax North America	$1,197.0	$1,092.2
Equifax Europe	180.7	182.3
Equifax Latin America	208.5	214.5
General corporate expense	84.4	67.8
	1,670.6	1,556.8
Divested operations	—	0.4
	$1,670.6	$1,557.2

14. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS Statement No. 123, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123 and supersedes APB No. 25.  SFAS No. 123R requires that the cost relating to share-based payment transactions in which an entity exchanges its equity instruments for goods or services from either employees or non-employees be recognized in the financial statements as the goods are received or services are rendered. That cost will be measured based on the fair value of the equity or liability instruments issued. Equifax will no longer be permitted to follow the intrinsic value accounting method of APB No. 25, which resulted in no expense being recorded for stock option grants for which the strike price was equal to the fair value of the underlying stock on the date of grant.  SFAS No. 123R requires that benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting standards.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In April 2005, the Securities and Exchange Commission (“SEC”) approved a rule that delayed the effective date of SFAS No. 123R for public companies. As a result, SFAS No. 123R will be effective for Equifax in the first quarter of 2006 and will apply to all of Equifax’s outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 which expressed the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. Equifax is assessing the impact SFAS No. 123R and SAB No. 107 will have on its consolidated financial statements and which of the transition methods allowed by SFAS No. 123R will be elected.  The impact on net earnings as a result of the adoption of SFAS No. 123R, from a historical perspective, can be found in the SFAS No. 123 pro forma disclosures contained in Note 10 to the Consolidated Financial Statements in this Quarterly Report and Note 1 to the Consolidated Financial Statements in our 2004 Form 10-K.

15. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

We enter into hedging transactions in order to reduce financial volatility and manage the mix of fixed versus floating interest rate obligations of our debt portfolio. As of March 31, 2005, the only hedging transactions to which we were a counterparty consisted of interest rate swap agreements.

At March 31, 2005, we had a $29.0 million floating-to-fixed interest rate swap, maturing in 2010, which fixes the effective rate of interest on the $29.0 million synthetic lease related to our Atlanta corporate headquarters.  This derivative instrument is designated as a cash flow hedge under SFAS No. 133, is documented as fully effective, and at March 31, 2005, was valued on a mark-to-market basis as a liability totaling $2.2 million. This liability is included with other current liabilities in the accompanying Consolidated Balance Sheets, and the related loss was recorded, net of income tax, as a component of accumulated other comprehensive loss.

At March 31, 2005, we also had interest rate swap agreements in place to float the interest rate on $250.0 million of our fixed rate, 6.3% senior unsecured notes through their maturity date in 2005. These swaps have been designated as fair value hedges, were documented as fully effective under SFAS No. 133 and were valued on a mark-to-market basis as an asset totaling $2.4 million at March 31, 2005.  The offsetting liability of $2.4 million is included in short-term debt in the accompanying Consolidated Balance Sheets.

Our maximum exposure to loss due to credit risk on these interest rate swap agreements would approximate $0.2 million if all of the bank counterparties were to default. We mitigate this exposure by monitoring the concentration of risk exposure that we have with any one bank and through the use of minimum credit quality standards for all counterparties.

16. QUARTERLY FINANCIAL DATA

Quarterly financial data for March 31, 2005 and 2004 are as follows:

	March 31, 2005	March 31, 2004
(In millions, except per share data)	Reported	Reported	Italy	Restated

Operating revenue	$343.4	$313.6	$3.7	$309.9
Operating income	$102.0	$87.8	$(0.6)	$88.4
Income from continuing operations	$58.6	$51.2	$(0.6)	$51.8
Discontinued operations	$—	$(0.4)	$—	$(1.0)
Net income	$58.6	$50.8	$(0.6)	$50.8
Per common share (basic):
Income from continuing operations	$0.45	$0.39	$(0.01)	$0.40
Net income	$0.45	$0.39	$—	$0.39
Per common share (diluted):
Income from continuing operations	$0.44	$0.38	$—	$0.38
Net income	$0.44	$0.38	$—	$0.38

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 Form 10-K”) and our unaudited Consolidated Financial Statements and the related notes in Part I, Item 1—“Financial Statements,” above.  We sometimes use information derived from consolidated information but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  Certain of these data are considered “Non-GAAP financial measures” under Securities and Exchange Commission (“SEC”) regulations; those rules require the supplemental explanation and reconciliation provided in Exhibit 99.1 to this Form 10-Q report.

All references to earnings per share data in this MD&A are to diluted earnings per share unless otherwise noted.

Critical Accounting Policies and Estimates

Management of Equifax makes a number of significant estimates, assumptions and judgments in the preparation of its financial statements.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Application of Critical Accounting Policies and Estimates” in our 2004 Form 10-K for a discussion of the estimates and judgments necessary in our accounting for revenue recognition, allowance for doubtful accounts, valuation of long-lived and intangible assets, legal contingencies, income taxes and retirement plans.

Executive Overview

Our strategic plan for the Equifax franchise is based on three essential elements—a comprehensive information database, analytical resources to transform information into value-added insight for customers and technology platforms that deliver the valuable answers to customers according to their needs.

Equifax collects, organizes and manages numerous types of credit, financial, public record, demographic and marketing information regarding individuals and businesses. This information originates from a variety of sources including financial or credit granting institutions, which provide loan and accounts receivable information; governmental entities, which provide public records of bankruptcies, liens and judgments; and consumers who participate in surveys and submit warranty registration cards from which we gather demographic and marketing information. Our proprietary databases contain information on approximately 400 million consumers and businesses worldwide. The original data is compiled and processed utilizing our proprietary software and systems and distributed to customers in a variety of user-friendly and value-add formats. Our products and services include consumer credit information, information database management, marketing information, small business credit information, decisioning and analytical tools and identity verification services which enable businesses to make informed decisions about extending credit or service, manage portfolio risk and develop strategies for marketing to consumers and small businesses. We also enable consumers to manage and protect their financial affairs through a portfolio of products that we sell directly via the Internet and in various hard-copy formats.

We currently operate in 12 countries: North America (the U.S. and Canada), Europe (the U.K., Ireland, Spain and Portugal) and Latin America (Brazil, Argentina, Chile, El Salvador, Peru and Uruguay). We serve customers across a wide range of industries, including the financial services, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as state and federal governments. Our revenue stream is highly diversified with our largest customer providing less than 2% of total revenues.  Our revenues are sensitive to a variety of factors, such as demand for, and price of, our services, technological competitiveness, our reputation for providing timely and reliable service, competition within our industry, federal, state, foreign and regulatory requirements governing privacy and use of data and general economic conditions.

Since the early 1990s, Equifax has developed analytical tools for customers to use in their consumer oriented decisioning activities. These decisioning activities include numerous types of consumer interactions including customer acquisition, relationship management, e.g., up-selling and cross-selling, and risk management.

Our enabling technologies include products such as APPLY, Decision Power, ID Authentication, Accel CM, Accel DM and InterConnect. These platforms are developed in an Application Service Provider (“ASP”) format to allow for ease of integration into customers’ inhouse technology systems and to leverage Equifax’s extensive technological systems and communication networks.  Our acquisition of APPRO Systems, Inc. (“APPRO”) in March 2005, a leading provider of enabling technologies for consumer and commercial lending operations, is expected to help drive future growth in this area.

We manage our business and report our financial results through the following three reportable segments:

• Equifax North America

• Equifax Europe

• Equifax Latin America

The North America reportable segment is made up of three operating segments:

• Information Services

• Marketing Services

• Personal Solutions

The Europe and Latin America reportable segments are made up of varying mixes of three product lines: Information Services, Marketing Services and Personal Solutions. Detailed financial results and segment information are provided in Part I, Item 1, Financial Statements—Notes to Consolidated Financial Statements, Note 13, Segment Information.

Information Services revenues are principally transaction related and are derived from our sales of the following products, many of which are delivered electronically: credit reporting and scoring, mortgage reporting, identity verification, fraud detection and modeling services, and certain of our decisioning products that facilitate pre-approved offers of credit that automate a variety of decisions. Revenues from our Marketing Services are derived from our sales of products that help customers acquire new customers. Personal Solutions revenues are transaction related and are derived from our sales of credit reporting products and identity theft monitoring services, which we deliver to consumers electronically via the Internet and via mail.

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

Our corporate strategy, as discussed above, is being executed in each of our business segments, providing our customers the ability to make decisions about their customers in ‘real-time’ at the point of interaction.

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

			Key Performance Indicators
	Key Performance Indicators		Excluding the Impact of the
	(GAAP)		FACT Act (non-GAAP)
	Three Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004
	(In millions, except per share data)		(In millions, except per share data)
Operating revenue	$343.4	$309.9	$334.4	$309.9
Revenue growth	11%	4%	8%	4%
Operating income	$102.0	$88.4	$99.4	$88.4
Operating margin	30%	29%	30%	29%
Income from continuing operations	$58.6	$51.8	$56.9	$51.8
Diluted earnings per share	$0.44	$0.38	$0.43	$0.38
Capital expenditures	$9.8	$8.5	$8.5	$8.5
Cash flow from operations	$40.1	$31.0	$37.5	$31.0

FACT Act Update

The Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”) amended the Fair Reporting Act and became law in December 2003.  During 2004 we established, along with the other nationwide credit reporting agencies, a centralized request facility, Central Source, LLC, which is owned jointly by Equifax, Experian Information Solutions, Inc. and TransUnion LLC, to provide to consumers, upon their request, a free annual credit file disclosure on a phased-in basis beginning on December 1, 2004 in the Western region, March 1, 2005 in the Midwest region, June 1, 2005 in the Southern region and September 1, 2005 in the Eastern region of the U.S.  On December 1, 2004, we began to assess a regulatory recovery fee for certain of our business-to-business products to help mitigate the costs required to implement the provisions of the FACT Act.  During 2005, the initial implementation of the annual free credit report required by the FACT Act will be completed, and our related regulatory recovery fee will remain in effect as we continue to address the FACT Act.  As the geographic roll out continues to the rest of the United States, our variable costs will increase.  We have incurred significant compliance costs to implement the FACT Act requirements and have captured those cumulative expenses and related capital investment in a table in our Non-GAAP measures, “Cumulative FACT Act cash flow impact” in Exhibit 99.1.

The net impact of the free credit file disclosure and other requirements of the FACT Act on our business will depend on numerous factors, including among others the actual demand of consumers for free credit reports, how these reports are requested, the volume of credit file dispute resolution requests and our experience marketing fee-generating products to consumers requesting free credit file disclosures.  Through March 31, 2005, the volume of free credit report requests has been within the range of our planning estimates.

Results of Operations

Overview of the three months ended March 31, 2005 and 2004

GAAP Performance Highlights:

•                  Consolidated revenue was $343.4 million, up 11%;

•                  Income from continuing operations was $58.6 million, up 13%;

•                  Earnings per share was $0.44, up 16%;

•                  Consolidated operating margin increased to 30% from 29%;

•                  Cash flow from operations was $40.1 million, up 29%;

•                  North America revenue was $281.1 million, up 10%;

•                  North America Information Services revenue was $192.5 million, up 11%

•                  North America Marketing Services revenue was $58.8 million, up 4%;

•                  North America Personal Solutions revenue was $29.8 million, up 19%;

•                  Europe revenue was $36.7 million, up 8%; and

•                  Latin America revenue was $25.6 million, up 24%.

Non-GAAP Performance Highlights:

•                  Consolidated revenue, excluding the regulatory recovery fee was $334.4 million, up 8%;

•                  Free cash flow was $30.3 million, up 35%;

•                  Free cash flow, excluding the impact of FACT Act related revenue and expense, was $29.0 million, up 29%; and

•                  Earnings per share from continuing operations, excluding the impact of the FACT Act, were $0.43, up 13%.

Overview Notes:

•                  Consolidated revenue grew 8%, excluding the impact of the FACT Act (a non-GAAP measure), for the first quarter of 2005 compared to 2004 due to growth across all of our businesses;

•                  Equifax North America, our largest reportable segment, when adjusted for the impact of FACT Act related revenue (a non-GAAP measure), grew 7%;

•                  Our Marketing Services businesses improved operating profit to 39% through increased sales volume and improved expense control compared to 2004; and

•                  We continued the phase-in of consumer eligibility for a free annual credit report, upon request.  Consumer use of the centralized request facility to date continues to be within the range of our budgeted estimates.

Our segment results for the quarters ended March 31, 2005 and 2004 are as follows:

	First Quarter
(In millions)	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
Operating Revenue:
Equifax North America
Information Services	$192.5	56%	$173.8	56%	$18.7	11%
Marketing Services	58.8	17%	56.3	18%	2.5	4%
Personal Solutions	29.8	9%	25.0	8%	4.8	19%
North America—Total	281.1	82%	255.1	82%	26.0	10%
Equifax Europe	36.7	11%	34.1	11%	2.6	8%
Equifax Latin America	25.6	7%	20.7	7%	4.9	24%
	$343.4	100%	$309.9	100%	$33.5	11%

	First Quarter
	2005	Profit Margin	2004	Profit Margin	$ Change	% Change
Operating Income:
Equifax North America
Information Services	$84.3	44%	$74.9	43%	$9.4	13%
Marketing Services	18.3	31%	13.2	23%	5.1	39%
Personal Solutions	3.0	10%	6.8	27%	(3.8)	(56)%
North America—Total	105.6	38%	94.9	37%	10.7	11%
Equifax Europe	8.0	22%	5.4	16%	2.6	48%
Equifax Latin America	6.3	25%	3.5	17%	2.8	80%
General Corporate Expense	(17.9)	nm	(15.4)	nm	(2.5)	(16)%
	$102.0	30%	$88.4	29%	$13.6	15%

nm – not meaningful

Our segment results excluding the impact of the FACT Act (non-GAAP) for the quarters ended March 31, 2005 and 2004 are as follows:

	First Quarter
(In millions)	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
Operating Revenue:
Equifax North America
Information Services	$183.5	55%	$173.8	56%	$9.7	6%
Marketing Services	58.8	17%	56.3	18%	2.5	4%
Personal Solutions	29.8	9%	25.0	8%	4.8	19%
North America—Total	272.1	81%	255.1	82%	17.0	7%
Equifax Europe	36.7	11%	34.1	11%	2.6	8%
Equifax Latin America	25.6	8%	20.7	7%	4.9	24%
	$334.4	100%	$309.9	100%	$24.5	8%

	First Quarter
	2005	Profit Margin	2004	Profit Margin	$ Change	% Change
Operating Income:
Equifax North America
Information Services	$81.3	44%	$74.9	43%	$6.4	9%
Marketing Services	18.3	31%	13.2	23%	5.1	39%
Personal Solutions	3.1	10%	6.8	27%	(3.7)	(54)%
North America—Total	102.7	38%	94.9	37%	7.8	8%
Equifax Europe	8.0	22%	5.4	16%	2.6	48%
Equifax Latin America	6.3	25%	3.5	17%	2.8	80%
General Corporate Expense	(17.6)	nm	(15.4)	nm	(2.2)	(14)%
	$99.4	30%	$88.4	29%	$11.0	12%

nm – not meaningful

Our North America revenue for the quarters ended March 31, 2005 and 2004 is as follows:

	First Quarter
(In millions)	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
Equifax North America Revenue:
U.S. Consumer and Commercial Services	$144.4	51%	$132.0	52%	$12.4	9%
Mortgage Services	21.4	8%	18.4	7%	3.0	16%
Canadian Operations	26.7	9%	23.4	9%	3.3	14%
Total North America Information Services	192.5	68%	173.8	68%	18.7	11%
Credit Marketing Services	34.6	12%	32.1	13%	2.5	8%
Direct Marketing Services	24.2	9%	24.2	9%	—	0%
Total Marketing Services	58.8	21%	56.3	22%	2.5	4%
Personal Solutions	29.8	11%	25.0	10%	4.8	19%
	$281.1	100%	$255.1	100%	$26.0	10%

Our North America revenue excluding the impact of the FACT Act (non-GAAP) for the quarters ended March 31, 2005 and 2004 is as follows:

	First Quarter
(In millions)	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
Equifax North America Revenue:
U.S. Consumer and Commercial Services	$136.2	50%	$132.0	52%	$4.2	3%
Mortgage Services	20.6	7%	18.4	7%	2.2	12%
Canadian Operations	26.7	10%	23.4	9%	3.3	14%
Total North America Information Services	183.5	67%	173.8	68%	9.7	6%
Credit Marketing Services	34.6	13%	32.1	13%	2.5	8%
Direct Marketing Services	24.2	9%	24.2	9%	$—	0%
Total Marketing Servicess	58.8	22%	56.3	22%	2.5	4%
Personal Solutions	29.8	11%	25.0	10%	4.8	19%
	$272.1	100%	$255.1	100%	$17.0	7%

Consolidated revenue for the first quarter of 2005 increased 11%, from $309.9 million to $343.4 million.  Included in first quarter of 2005 consolidated revenue was $9.0 million from the regulatory recovery fee related to the FACT Act.  Consolidated revenue for the first quarter of 2005, excluding the impact of the FACT Act, broadened trends established in 2004, namely growth in our North America Information Services business, increasing $24.5 million, or 8%, compared to 2004 with growth across all of our reporting segments.  Consolidated operating margin for the quarter ended March 31, 2005 was 30% compared to 29% for the prior year with total costs and expenses as a percent of total revenue decreasing to 70% from 71% in the prior year primarily from containment of people and data processing costs.

North America operating profit for the first quarter of 2005 increased 11%, from $94.9 million to $105.6 million.  Operating income for the first quarter of 2005 was favorably impacted $2.9 million by the impact of the FACT Act.  North America operating profit for the quarter ended March 31, 2005, excluding of the impact of the FACT Act, improved $7.8 million, or 8%, compared to 2004 due primarily to revenue growth aided by increased cost efficiency in our Marketing Services business.  Operating profit in Europe improved $2.6 million, or 48%, due primarily to revenue growth and cost control in our U.K. businesses.  Operating profit in Latin America increased $2.8 million, or 80%, driven primarily by revenue growth in all of our Latin American operations.

Equifax North America

Information Services

U.S. Consumer and Commercial Services revenues for the first quarter of 2005 increased 9%, from $132.0 million to $144.4 million, including $8.2 million for the regulatory recovery fee related to the FACT Act.  U.S. Consumer and Commercial Services revenues for the first quarter of 2005, excluding the impact of the FACT Act, increased by $4.2 million when compared to the same period in 2004 due to increased sales for our small business services products and increased sales to our customers in the financial services industries.  In our Consumer Information business, volume increased 4%.  Average price per unit was flat despite a shift in industry mix of volume from our mortgage-related products to financial services.  Mortgage Services revenue for the first quarter of 2005 increased 16%, from $18.4 million to $21.4 million, including $0.8 million from the regulatory recovery fee related to the FACT Act.  Mortgage Services revenue increased 12% for the quarter ended March 31, 2005, excluding the impact of the FACT Act, when compared to the same period in 2004, primarily due to new customers and increased market share.  Canadian operations increased $3.3 million, or 14%; excluding the favorable impact of currency, revenue was up 6% when compared to 2004 due to increased volume.  First quarter operating income was $81.3 million for Information Services, excluding the impact of the FACT Act, an increase of $6.4 million, or 9%.  The increase in operating income is primarily the result of increased volume in our U.S. and Canadian Consumer and Commercial Information Services businesses.

Marketing Services

Credit Marketing Services revenues for the first quarter of 2005 increased $2.5 million, or 8%, compared to the same period in 2004.  The year-over-year comparison is primarily due to increased volume from existing customers as a result of our newest credit marketing product.  Direct Marketing Services revenues remained flat when comparing the two quarters.  First quarter operating income was $18.3 million for Marketing Services, an increase of $5.1 million, or 39%, resulting primarily from increased credit marketing revenue and reduced production related expenses for our traditional mail products.

Personal Solutions

Personal Solutions revenues for the first quarter of 2005 increased $4.8 million, or 19%, compared to the same period in 2004 due to increased volume.  First quarter operating income was $3.0 million for Personal Solutions, a decrease of $3.8 million, or 56%, primarily due to increased investments in radio advertising and other promotional campaigns.

Equifax Europe

Equifax Europe continued to improve its profit and operating margins through increased revenue and expense reductions.  Positive performance in our consumer line resulted in improved profit in the U.K.  In October 2004, we sold our Italian businesses and have reclassified the 2004 results of Italy in discontinued operations.

Equifax Europe revenues increased from $34.1 million in the first quarter of 2004 to $36.7 million in the same period of 2005, including a favorable currency impact of $1.1 million.  Operating income for the first quarter of 2005 increased $2.6 million, or 48%, when compared to the same period a year ago. The improvement in operating income was driven by increased volume, expense reductions and the impact of foreign currency.

Equifax Latin America

Revenues of our Equifax Latin America segment increased 24% to $25.6 million in the first quarter of 2005. Local currency fluctuation against the U.S. dollar favorably impacted our Latin America revenues by $1.3 million.

Operating income increased to $6.3 million for the quarter ended March 31, 2005, compared to $3.5 million for the same period in 2004. This increase was primarily the result of higher sales volumes.  Equifax Latin America operating margin was 25% for the three months ended March 31, 2005, versus 17% for the same period in 2004.

General Corporate Expense

Our “general corporate expenses” are expenses that are incurred at the corporate level and have no clear relationship in their support of our business units, and ultimately the reportable segments. These expenses include shared services and administrative and legal expenses. General corporate expense was $17.9 million for the three months ended March 31, 2005, compared to $15.4 million for the same period in 2004.  This increase was primarily driven by increased benefits and incentives costs and professional fees.

Consolidated Outlook

During the remainder of 2005 we expect:

•       Modest growth in the U.S. economy.

•       U.S. Consumer and Commercial Services will improve its performance. Revenue growth was 3% while unit growth was 4%. Based on our ability to develop new business, we expect current trends to slightly improve and that revenue and unit growth will improve for the remainder of 2005.

•       Marketing Services’ performance to be positively impacted by new product introductions and the implementation of our new Accel technology platform.

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

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash flows provided by our operating activities, our revolving credit and asset securitization facilities and cash and cash equivalents on hand.

Our ability to generate cash from our operations is one of our fundamental financial strengths.  We use cash flows from operations, along with borrowings, to fund our capital expenditures and growth initiatives, make acquisitions, retire outstanding indebtedness, pay dividends and purchase outstanding shares of our common stock.

Cash from Operations

For the three months ended March 31, 2005, we generated $40.1 million of cash flow from operating activities compared to $31.0 million for the three months ended March 31, 2004, a 29% increase.  For the three months ended March 31, 2005, we generated $30.3 million of free cash flow (a non-GAAP measure) compared to $22.5 million for the three months ended March 31, 2004, a 35% increase.  The major source of cash flow for the first three months of 2005 was net income of $58.6 million, net of $19.9 million for depreciation and amortization.  Total working capital excluding the $250.0 million 6.3% notes due July 2005, at March 31, 2005 was $59.5 million and at December 31, 2004 was $98.4 million.

Investing Activities

In addition to capital expenditures, we used net cash of $85.7 million and $5.6 million for the first three months of 2005 and 2004, respectively, primarily for acquisitions.  During the first three months of 2005, in order to continue to grow our credit data franchise, we acquired the credit files, contractual rights to territories (generally states or integration areas) and customer relationships and related businesses of an independent credit reporting agency in Canada that houses consumer information on our system. In March 2005, we acquired APPRO to broaden and further strengthen our enabling technologies capabilities in our North America Information Services business (see Note 3 in the Notes to Consolidated Financial Statements).  We acquired these businesses for $92.2 million in cash.  We paid a total of approximately $91.5 million in cash to the stockholders and optionholders of APPRO.  The net cash impact to us of the acquisition will be approximately $74.9 million after disposition of certain assets.  We financed the purchase price of the acquisition through available cash and approximately $72.0 million in borrowings under our existing trade-receivables backed revolving credit facility.  In the first quarter of 2004, we acquired consumer credit files, contractual rights to territories and customer relationships and related businesses from one affiliate in the U.S. for $5.6 million, primarily in cash.

Our investing activities for the first three months of 2005 and 2004 used cash of $95.5 million and $15.4 million, respectively.  Capital expenditures used cash in the amounts of $9.8 million and $8.5 million for the first three months of 2005 and 2004, respectively.  Our capital expenditures are used for developing, enhancing and deploying new and existing technology platforms, replacing or adding equipment, updating systems for regulatory compliance, the licensing of software applications and investing in disaster recovery systems.  In the first quarter of 2005, FACT Act-related capital expenditures totaled $1.3 million.

Financing Activities

Net cash provided by financing activities during the first three months of 2005 totaled $56.9 million, compared with net cash used by financing activities during the first three months of 2004 that totaled $17.7 million.  Net borrowings on short-term debt were $65.2 million, primarily to fund the APPRO acquisition, and $0.5 million for the first three months of 2005 and 2004, respectively.  Additions to long-term debt were $0.1 million and $4.4 million for the first three months of 2005 and 2004, respectively.  Additionally, we used $25.0 million during the first three months of 2005 for the purchase of 0.8 million shares of our common stock at an average price of $30.78.  In March 2004, we increased our dividend per share from $0.02 per share to $0.03 per share.  We paid cash dividends of $4.0 million and $2.8 million for the three months ended March 31, 2005 and 2004, respectively.  We received cash of $18.8 million and $12.6 million for the first three months of 2005 and 2004, respectively, from the exercise of stock options.   We expect to redeem our 6.3% Notes, which mature July 1, 2005, by utilizing our cash flow from operations, excess cash on our balance sheet and borrowings under our U.S. senior unsecured revolving credit agreement and asset securitization facility.

At March 31, 2005, our remaining authorized share repurchase program was approximately $214.3 million.

Cash and Cash Equivalents

Our cash and cash equivalents balance was $52.9 million and $52.1 million at March 31, 2005 and December 31, 2004, respectively.

Revolving Credit Facilities

In August 2004, we entered into a new five-year, $500.0 million senior unsecured revolving credit agreement. The new facility provides for a variable interest rate tied to a Base Rate, the London InterBank Offered Rate (“LIBOR”) plus a specified margin or competitive bid options. Under our senior credit agreement, we must comply with financial covenants, including a maximum leverage ratio and minimum interest coverage ratio and other non-financial covenants which are described in Note 7 to our Consolidated Financial Statements in our 2004 Form 10-K.  As of March 31, 2005, there were no borrowings outstanding and we were in compliance with our covenants under the senior revolving credit agreement.

In September 2004, we entered into a new trade receivables-backed revolving credit facility. Under the terms of the transaction, a wholly-owned subsidiary of Equifax may borrow up to $125.0 million, subject to borrowing base availability and other terms and conditions, for general corporate purposes. The credit facility has an expiration date of September 6, 2005, but may be extended for an additional period of up to three years if specified conditions are satisfied. Loans will bear interest based at commercial paper rates, LIBOR or Base Rate plus a specified margin. Outstanding debt under the facility will be consolidated on our balance sheet for financial reporting purposes. As of March 31, 2005, $35.7 million was available, and $57.0 million was outstanding under this facility.

In November 2004, we entered into a C$25.0 million revolving credit facility that replaced the C$100.0 million facility that expired in September 2004. The C$25.0 million facility expires in September 2005. There were no borrowings outstanding under this facility at March 31, 2005.

Contractual Obligations and Commercial Commitments

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

Off-Balance Sheet Arrangements

Other than facility leasing arrangements, we do not engage in off-balance sheet financing activities. We have entered into a synthetic lease on our Atlanta corporate headquarters building in order to provide us with favorable financing terms with regard to this facility. This $29.0 million lease was entered into in 1998 and expires in 2010. Total lease payments for the remaining term total $9.3 million. Under this synthetic lease arrangement, we have also guaranteed the residual value of the leased property to the lessor. In the event that the property were to be sold by the lessor at the end of the lease term, we would be responsible for any shortfall of the sales proceeds, up to a maximum amount of $23.2 million, which equals 80% of the value of the property at the beginning of the lease term. Based on an appraisal of the property at December 31, 2004, we determined that its fair value is $25.0 million. The $4.0 million shortfall against the residual value guarantee is being recognized as an expense ratably over the remaining lease term.

Letters of Credit and Guarantees

We will, from time to time, issue standby letters of credit, performance bonds or other guarantees in the normal course of our business. The aggregate notional amount of all performance bonds and standby letters of credit is less than $2.0 million. We provide these guarantees from time to time to support the needs of our operating units. Except for our guarantee of the synthetic lease referred to above, our only outstanding guarantee that is not reflected as a liability on our balance sheets was extended in connection with the sale of our risk management collections business to RMA Holdings, LLC (“RMA”) in October 2000, at which time we guaranteed the operating lease payments of a partnership affiliated with RMA. The operating lease, which expires December 11, 2011, has a remaining balance of $8.1 million based on the undiscounted value of remaining lease payments at March 31, 2005. Our obligations under such guarantee are not secured. We believe the likelihood of demand for payment under this instrument is minimal and expect no material losses to occur in connection with this guarantee.

Pension Plans

On January 1, 2005, we separated our U.S. Retirement Income Plan ("USRIP") into two defined benefit plans subject to the Employee Retirement Income Security Act of 1974 (“ERISA”). The new plan, the Equifax Inc. Pension Plan (“EIPP”), was funded in January 2005 with the transfer of $17.0 million of assets from the USRIP to the EIPP and a company contribution of $20.0 million. The EIPP contained all active employee participants of Equifax as of January 1, 2005, and the USRIP contained all inactive retired and vested participants as of that date. Inactive participants constituted approximately 85% of total participants prior to the separation. The benefits of participants in both plans were unaffected by the separation. The two groups of Equifax participants - active and inactive - had projected patterns of actuarial liabilities which were markedly different, due to the demographic differences between the two populations. The two plans will have separate assumed rates of return and separate asset allocation strategies, which will allow us to more efficiently fund our pension liabilities. Additionally, the assets of one plan will not be available to fund the liabilities of the other plan. We expect to maintain essentially the same funding policy as was the case prior to the separation of the pension plans.

For 2005, we have met our minimum funding requirement under the ERISA for the USRIP and the EIPP, which are non-contributory qualified retirement plans covering most of our U.S. salaried employees. We made a discretionary corporate contribution of $20.0 million to the EIPP during the quarter ended March 31, 2005.  We have met our minimum filing requirement under ERISA for 2005 for the USRIP and the EIPP and do not expect to have to make any such contributions in 2006.  The Pension Funding Equity Act of 2004, which became law on April 10, 2004, provides defined benefit plan quarterly contribution relief for plan years beginning in 2004 and 2005. Also, we expect no minimum funding requirements until 2007 for our Canadian Retirement Income Plan, a defined benefit plan for most salaried employees in Canada pursuant to the Income Tax Act as administered by the Canada Customs and Revenue Agency.

The annual report produced by our consulting actuaries specifies the funding requirements for our plans, based on projected liabilities of the benefits for plan participants, historical investment results of plan assets, current discount rates for liabilities, assumptions for future demographic developments and investment results and recent changes in statutory requirements. We may elect to make additional discretionary contributions to our plans in excess of minimum funding requirements, subject to statutory limitations.

As discussed in our 2004 Form 10-K, the other postretirement benefit obligation and postretirement benefit expense recognized through March 31, 2005, includes the expected impact of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, which was enacted on December 8, 2003.  Our postretirement benefit obligations reflect that we will recognize the 28% subsidy for post-age 65 drug coverage as an offset to healthcare plan costs.  The reduction in obligations due to the subsidy is reflected as an unrecognized net gain to the plan.  The gain was reflected in net periodic benefit cost for the first time in 2004.  For current and future retirees, the 28% subsidy is expected to reduce our prescription drug plan costs by $567 per individual in 2006, and this amount is expected to increase by the valuation trend rates.  The estimate will be updated for the impact of final regulation issued in January 2005.  We have determined that our prescription drug plan provides a benefit that is at least actuarially equivalent to the Medicare prescription drug plan.

Subsidiary Funds Transfer Limitations

The ability of certain of our subsidiaries and associated companies to transfer funds is limited in some cases by foreign government regulations. At March 31, 2005, the amount of equity subject to such restrictions for consolidated subsidiaries was not material.

Inflation

We do not believe that the rate of inflation has had a material effect on our operating results. However, inflation could adversely affect our future operating results if it were to result in a substantial weakening in general economic conditions.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS Statement No. 123, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123 and supersedes APB No. 25.  SFAS No. 123R requires that the cost relating to share-based payment transactions in which an entity exchanges its equity instruments for goods or services from either employees or non-employees be recognized in the financial statements as the goods are received or services are rendered. That cost will be measured based on the fair value of the equity or liability instruments issued. Equifax will no longer be permitted to follow the intrinsic value accounting method of APB No. 25, which resulted in no expense being recorded for stock option grants for which the strike price was equal to the fair value of the underlying stock on the date of grant.  SFAS No. 123R requires that benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting standards.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In April 2005, the SEC approved a rule that delayed the effective date of SFAS No. 123R for public companies. As a result, SFAS No. 123R will be effective for Equifax in the first quarter of 2006 and will apply to all of Equifax’s outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 which expressed the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. Equifax is assessing the impact SFAS No. 123R and SAB No. 107 will have on its consolidated financial statements and which of the transition methods allowed by SFAS No. 123R will be elected.  The impact on net earnings as a result of the adoption of SFAS No. 123R, from a historical perspective, can be found in pro forma SFAS No. 123 disclosures contained in Note 10 to the Consolidated Financial Statements in this Quarterly Report and Note 1 to the Consolidated Financial Statements in our 2004 Form 10-K.

Forward-Looking Statements

 The preceding discussion contains statements that relate to Equifax’s future plans, objectives, expectations, performance, events and the like that may constitute “forward-looking statements” within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seeks,” “plan,” “project,” “continue,” “predict” and other words or expressions of similar meaning are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are based on our current expectations about future events or results and information that is currently available to us, involve assumptions, risks and uncertainties, and speak only as of the date on which such statements are made. Our actual results may differ materially from those expressed or implied in these forward-looking statements.  Those factors include, but are not limited to, changes in worldwide and U.S. economic conditions that materially impact consumer spending and consumer debt, changes in demand for Equifax’s products and services, our ability to develop new products and services, pricing and other competitive pressures, risks relating to illegal third party efforts to access data, risks associated with the integration of acquisitions and other investments, changes in laws and regulations governing our business, including the cost of compliance with the Fair and Accurate Credit Transactions Act and federal or state responses to identity theft concerns, and certain other factors discussed under the caption “Risk Factors” in the Management’s Discussion and Analysis section of our 2004 Form 10-K, and in our other filings with the SEC.  Equifax assumes no obligation to update any forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2004 Form 10-K. There were no material changes to our market risk exposure during the first three months of 2005.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 31, 2005, we settled a lawsuit pending in the Superior Court of Fulton County, Georgia, brought against us by the landlord of our former headquarters facility, 1600 Peachtree, L.L.C. v. Equifax Inc., without any admission of fault or liability, for a cash payment by us on that date and a full release of all claims.  The court has dismissed the case with prejudice.  As a result, for the quarter ended March 31, 2005, we recorded litigation expense of approximately $300,000 in addition to amounts that had already been accrued in prior periods.

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

On April 28, 2004, in a case captioned Softbank Capital Partners LP, et al. v. Equifax Inc. and Naviant, Inc., certain of the former shareholders of Naviant filed suit in the U.S. District Court for the Southern District of Florida seeking declaratory relief to prevent Equifax and Naviant from proceeding with the arbitration discussed in the preceding paragraph, except for claims asserted against Softbank Capital Partners LP, as Shareholders’ Representative, for certain indemnified losses capped at the amount of a $10.0 million escrow fund specified in the agreement pursuant to which Equifax acquired Naviant. On March 31, 2005, the U.S. District Court for the Southern District of Florida denied plaintiffs’ motion for partial summary judgment, granted Equifax’s and Naviant’s motion to dismiss and dismissed the lawsuit.  Plaintiffs have filed a notice of appeal of the dismissal.  Although Equifax believes it and Naviant have substantial and factual and legal defenses to plaintiffs’ claims, we cannot at this time predict the ultimate outcome of this matter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended March 31, 2005:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)

January 1—January 31, 2005	—	—	—	$239,347,900
February 1—February 28, 2005	75,000	$30.45	75,000	237,062,087
March 1—March 31, 2005	736,700	$30.81	736,700	214,346,800

Total	811,700	$30.78	811,700	$214,346,800

(1) All shares were purchased in open market transactions under Equifax’s publicly-announced share repurchase program.  Excludes 62,244 shares accepted in satisfaction of the exercise price of stock options upon option exercises.

(2) Average price paid per share includes brokerage commissions.

(3) Our publicly announced share repurchase program was last amended by our Board of Directors on August 6, 2004, to authorize the repurchase of $250.0 million of our common stock (in addition to the remaining authorization of $33.0 million from the Board’s prior authorization) of Equifax common stock from time to time, directly or through brokers or agents, and has no stated expiration date.

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

EQUIFAX INC.
(Registrant)

Date: May 5, 2005	By:	/S/ Thomas F. Chapman
Thomas F. Chapman
Chairman and Chief Executive Officer

Date: May 5, 2005	/S/ Donald T. Heroman
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