Form 10-Q
period 2005-06-30
EQUIFAX INC
filed 2005-08-04
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2005
Common Stock, $1.25 Par Value	130,245,759

EQUIFAX INC.

PART I.   FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)
	(In millions, except par values)
ASSETS
Current Assets:
Cash and cash equivalents	$44.7	$52.1
Trade accounts receivable, net of allowance for doubtful accounts of $11.2 in 2005 and $9.3 in 2004	215.6	195.1
Deferred income tax assets	11.3	13.2
Other current assets	36.9	38.7
Current assets from discontinued operations	0.1	0.5
Total current assets	308.6	299.6
Property and Equipment:
Land, buildings and improvements	30.9	30.2
Data processing equipment and furniture	287.5	297.9
	318.4	328.1
Less accumulated depreciation	181.6	189.8
	136.8	138.3
Goodwill, net	804.2	747.5
Purchased Intangible Assets, net	315.2	281.3
Other Assets, net	106.5	90.5
	$1,671.3	$1,557.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt and current maturities	$263.9	$255.7
Accounts payable	6.5	9.7
Other current liabilities	186.5	191.2
Current liabilities of discontinued operations	—	0.3
Total current liabilities	456.9	456.9
Long-Term Debt	398.7	398.5
Deferred Revenue	7.8	9.8
Deferred Income Tax Liabilities	63.5	38.6
Other Long-Term Liabilities	122.4	129.8
Total liabilities	1,049.3	1,033.6
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.01 par value: Authorized shares—10.0; Issued shares—none
Common stock, $1.25 par value: Authorized shares—300.0;
Issued shares—183.9 in 2005 and 182.0 in 2004	—	—
Outstanding shares—129.7 in 2005 and 129.4 in 2004	229.8	227.5
Paid-in capital	508.4	466.9
Retained earnings	1,410.6	1,298.8
Accumulated other comprehensive loss	(266.7)	(267.0)
Treasury stock, at cost, 49.5 shares in 2005 and 47.7 shares in 2004	(1,194.3)	(1,133.4)
Stock held by employee benefits trusts, at cost, 4.6 shares in 2005 and 4.9 shares in 2004	(65.8)	(69.2)
Total shareholders’ equity	622.0	523.6
	$1,671.3	$1,557.2

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	June 30,
	2005	2004
	(In millions, except per share amounts)
Operating revenue	$363.4	$315.4
Costs and expenses:
Costs of services	147.8	130.5
Selling, general and administrative expenses	88.8	70.3
Depreciation and amortization	20.1	20.2
Asset impairment and related charges	—	2.4
Total costs and expenses	256.7	223.4
Operating income	106.7	92.0
Other income, net	2.4	39.7
Minority interests in earnings, net of tax	(1.3)	(0.7)
Interest expense	(9.8)	(8.2)
Income from continuing operations before income taxes	98.0	122.8
Provision for income taxes	(35.4)	(45.8)
Income from continuing operations	62.6	77.0
Discontinued operations
Loss from discontinued operations, net of income tax benefit of $0.0 in 2005 and $1.9 in 2004	—	(3.8)
Net income	$62.6	$73.2
Per common share (basic):
Income from continuing operations	$0.48	$0.59
Discontinued operations	—	(0.03)
Net income	$0.48	$0.56
Shares used in computing basic earnings per share	129.8	131.9
Per common share (diluted):
Income from continuing operations	$0.47	$0.58
Discontinued operations	—	(0.03)
Net income	$0.47	$0.55
Shares used in computing diluted earnings per share	132.7	133.7
Dividends per common share	$0.04	$0.03

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	SIX MONTHS ENDED June 30,
	2005	2004
	(In millions, except per share amounts)
Operating revenue	$706.8	$625.3
Costs and expenses:
Costs of services	290.3	260.4
Selling, general and administrative expenses	167.8	140.4
Depreciation and amortization	40.0	41.7
Asset impairment and related charges	—	2.4
Total costs and expenses	498.1	444.9
Operating income	208.7	180.4
Other income, net	5.1	43.0
Minority interests in earnings, net of tax	(2.6)	(1.5)
Interest expense	(18.9)	(16.6)
Income from continuing operations before income taxes	192.3	205.3
Provision for income taxes	(71.1)	(76.5)
Income from continuing operations	121.2	128.8
Discontinued operations
Loss from discontinued operations, net of income tax benefit of $0.0 in 2005 and $1.9 in 2004	—	(4.8)
Net Income	$121.2	$124.0
Per common share (basic):
Income from continuing operations	$0.93	$0.99
Discontinued operations	—	(0.04)
Net income	$0.93	$0.95
Shares used in computing basic earnings per share	129.8	132.3
Per common share (diluted):
Income from continuing operations	$0.91	$0.96
Discontinued operations	—	(0.03)
Net income	$0.91	$0.93
Shares used in computing diluted earnings per share	132.6	134.4
Dividends per common share	$0.07	$0.05

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED
	June 30,
	2005	2004
	(In millions)
Cash flows from operating activities:
Net income	$121.2	$124.0
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Gain on sale of investment in Intersections Inc.	—	(36.8)
Loss from discontinued operations	—	4.8
Depreciation and amortization	40.0	41.7
Asset impairment and related charges	—	2.4
Income tax benefit from stock plans	7.4	3.7
Deferred income taxes	13.3	16.1
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(16.8)	(16.7)
Current liabilities, excluding debt	(15.2)	(9.2)
Other current assets	0.2	(3.4)
Other long-term liabilities, excluding debt	(8.0)	2.6
Other assets	(13.6)	(17.6)
Other	—	(0.1)
Cash provided by operating activities	128.5	111.5
Investing activities:
Additions to property and equipment	(22.1)	(20.1)
Acquisitions, net of cash acquired	(104.5)	(14.6)
Proceeds from sale of investments	10.1	59.4
Deferred payments on prior year acquisitions	—	(1.3)
Cash (used) provided by investing activities	(116.5)	23.4
Financing activities:
Net short-term borrowings (payments)	11.4	(91.5)
Additions to long-term debt	0.1	0.1
Payments on long-term debt	—	(0.6)
Treasury stock purchases	(55.0)	(65.0)
Dividends paid	(9.4)	(6.9)
Proceeds from exercise of stock options	31.0	15.6
Other	4.2	(1.7)
Cash used by financing activities	(17.7)	(150.0)
Effect of foreign currency exchange rates on cash	(1.7)	(1.3)
Cash provided by discontinued operations	—	1.3
Decrease in cash and cash equivalents	(7.4)	(15.1)
Cash and cash equivalents, beginning of year	52.1	38.1
Cash and cash equivalents, end of period	$44.7	$23.0

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

							Stock
					Accumulated		Held By
	Common Stock:				Other		Employee	Total
	Shares		Paid-In	Retained	Comprehensive	Treasury	Benefits	Shareholders’
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Trusts	Equity
	(In millions)
Balance, December 31, 2004	129.4	$227.5	$466.9	$1,298.8	$(267.0)	$(1,133.4)	$(69.2)	$523.6
Net income	—	—	—	121.2	—	—	—	121.2
Other comprehensive income	—	—	—	—	0.3	—	—	0.3
Shares issued under common stock	1.7	2.3	38.8	—	—	(5.9)	—	35.2
Shares issued under benefits plans	0.3	—	2.5	—	—	—	3.4	5.9
Treasury stock purchased	(1.7)	—	—	—	—	(55.0)	—	(55.0)
Cash dividends	—	—	—	(9.4)	—	—	—	(9.4)
Dividends from employee benefits trusts	—	—	0.2	—	—	—	—	0.2
Balance, June 30, 2005 (Unaudited)	129.7	$229.8	$508.4	$1,410.6	$(266.7)	$(1,194.3)	$(65.8)	$622.0

Accumulated Other Comprehensive Loss consists of the following components:

	June 30,	December 31,
	2005	2004
	(Unaudited)
	(In millions)
Foreign currency translation	$(147.1)	$(148.2)
Minimum pension liability, net of accumulated tax of $70.2 in 2005 and $70.2 in 2004	(118.0)	(117.0)
Cash flow hedging transactions, net of tax of $1.0 in 2005 and $1.1 in 2004	(1.6)	(1.8)
	$(266.7)	$(267.0)

Comprehensive Income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In millions)
Net income	$62.6	$73.2	$121.2	$124.0
Other comprehensive income (loss):
Foreign currency translation adjustment	7.8	(12.3)	1.1	(14.6)
Change in cumulative loss from cash flow hedging transactions	(0.3)	(1.1)	0.2	0.6
Supplemental retirement plan minimum liability adjustment	(0.0)	—	(1.0)	1.0
	$70.1	$59.8	$121.5	$111.0

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2005

As used herein, the terms “Equifax,” “the Company,” “we,” “our” and “us” refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

1.   BASIS OF PRESENTATION

We have prepared the accompanying unaudited Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. This information reflects all adjustments, which are in the opinion of management, necessary for a fair presentation of the statement of financial position as of June 30, 2005, and the results of operations for the three and six month periods ending June 30, 2005 and 2004 and the cash flows for the six month periods ending June 30, 2005 and 2004. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. We believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform to the current year presentation. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 Form 10-K”). That report includes a summary of our critical accounting policies. There have been no material changes in the accounting policies followed by us during fiscal 2005.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions)
Weighted average shares outstanding (basic)	129.8	131.9	129.8	132.3
Effect of dilutive securities:
Stock options	2.3	1.5	2.2	1.8
Long-term incentive plans	0.6	0.3	0.6	0.3
Weighted average shares outstanding (diluted)	132.7	133.7	132.6	134.4

2.   NATURE OF OPERATIONS

We collect, organize and manage various types of financial, demographic and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as state and federal governments. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to individuals. We have approximately 4,500 employees worldwide and manage our business globally through the following three reportable segments: Equifax North America, Equifax Europe and Equifax Latin America. Our operations are predominantly located within the U.S., with foreign operations principally located in Canada, the United Kingdom and Brazil.

Our products and services are categorized as follows: Information Services, Marketing Services and Personal Solutions. Information Services products, services and databases allow customers to make real time risk and marketing decisions about consumers and commercial enterprises. Marketing Services information products and databases enable customers to identify a target audience for marketing various products and services, and Personal Solutions products and services provide information to consumers which enables them to reduce their exposure to identity fraud and to better manage their credit health.

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

3.   ACQUISITIONS

To broaden and further strengthen our enabling technologies capabilities in our North America Information Services business, we acquired APPRO Systems, Inc. (“APPRO”) on March 15, 2005, a privately-held corporation headquartered in Baton Rouge, Louisiana. APPRO provides automated credit risk management and financial technologies for consumer, commercial and retail banking lending operations. We paid a total of approximately $91.5 million in cash to the stockholders and option holders of APPRO. The net cash impact to us of the acquisition was approximately $74.9 million after disposition of certain assets. We financed the purchase price of the acquisition through available cash and approximately $72.0 million in borrowings under our existing trade-receivables backed revolving credit facility.

During the first six months of 2005, in order to continue to grow our credit data franchise, we acquired the credit files, contractual rights to territories (generally states or integration areas) and customer relationships and related businesses of one independent credit reporting agency in the U.S. and one in Canada that house consumer information on our system.

The above acquisitions were accounted for as purchases and had a total cash purchase price of $111.0 million. The following table summarizes the estimated fair value of the net assets acquired and the liabilities assumed at the acquisition dates. These allocations are preliminary estimates and will be finalized upon completion of the purchase valuation of the acquired assets and liabilities.

2005
(In millions)
Current assets	$23.8
Property and equipment	4.1
Other assets	0.1
Purchased intangible assets	54.9
Deferred tax assets	2.8
Goodwill	48.6
Total acquired assets	134.3
Total liabilities	23.3
Net assets acquired	$111.0

The results of operations for these acquisitions have been included in the Consolidated Statements of Income from their respective dates of acquisition and have not been material.

4.   OTHER CURRENT ASSETS

Other current assets.   Other current assets at June 30, 2005 and December 31, 2004 consisted of the following:

	June 30, 2005	December 31, 2004
	(In millions)
Prepaid expenses	$24.6	$17.1
Other current assets	12.3	21.6
Total other current assets	$36.9	$38.7

5.   GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill.   Goodwill allocated to our reporting units at January 1, 2005 and changes in the carrying amount of goodwill for the first six months of 2005 are as follows:

	Reporting Units
	Information	Marketing	Personal	European	Latin America
	Services	Services	Solutions	Operations	Operations	Corporate	Total
	(In millions)
Balance, January 1, 2005	$212.1	$275.9	$1.8	$117.7	$134.2	$5.9	$747.5	*
Acquisitions	48.6	—	—	—	—	—	48.6
Adjustments	(0.3)	—	—	—	5.7	—	5.4
Foreign currency translation	(0.9)	—	—	(8.3)	11.9	—	2.7
Balance, June 30, 2005	$259.5	$275.9	$1.8	$109.4	$151.8	$5.9	$804.2	*

*                     Does not total due to rounding

Goodwill is the cost in excess of the fair value of the net assets of acquired businesses. Statement of Financial Accounting Standards (“SFAS”) No.142, “Goodwill and Other Intangible Assets,” requires that reporting unit goodwill be re-evaluated and tested for impairment at least on an annual basis. Accordingly, we updated our impairment evaluation as of September 30, 2004 and determined that reporting unit goodwill remained unimpaired. However, future goodwill impairment tests could result in a charge to earnings. We will continue to evaluate goodwill annually or whenever events and circumstances indicate that there may be an impairment of the asset value.

Prior to 2002, goodwill was amortized on a straight-line basis predominately over periods from 20 to 40 years. As of June 30, 2005 and December 31, 2004, accumulated amortization balances were $90.1 million and $89.7 million, respectively. The acquisitions in the table above relate primarily to the APPRO acquisition, as discussed in Note 3.

Purchased Intangible Assets.   Purchased intangible assets, as recorded on the accompanying Consolidated Balance Sheets, represent the estimated fair value of acquired intangible assets used in our products and services. Purchased data files, net, is the carrying value of files acquired primarily through the purchase of independent credit reporting agencies in the U.S. and Canada. We expense the cost of modifying and updating credit files in the period such costs are incurred. Purchased intangible assets at June 30, 2005 and December 31, 2004 consist of the following:

	2005			2004
		Accumulated			Accumulated
	Gross	amortization	Net	Gross	amortization	Net
	(In millions)
Purchased data files	$386.7	$(161.7)	$225.0	$405.4	$(171.7)	$233.7
Acquired software	38.2	(9.8)	28.4	10.4	(8.2)	2.2
Non-compete agreements	10.6	(7.3)	3.3	11.7	(7.3)	4.4
Contractual and territorial rights	41.0	—	41.0	41.0	—	41.0
Customer relationships	17.0	(0.2)	16.8	—	—	—
Purchased trademarks	0.8	(0.1)	0.7	—	—	—
Total purchased intangible assets	$494.3	$(179.1)	$315.2	$468.5	$(187.2)	$281.3

We amortize purchased data files over a 15-year period on a straight line basis. Acquired software is amortized over a period of three to ten years. Non-compete agreements are amortized over a period of two to three years. Our contractual and territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Customer relationships are amortized over a ten-year period. Amortization expense related to purchased intangible assets was approximately $13.8 million and $17.0 million for the first six months of 2005 and 2004, respectively.

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

6.   OTHER CURRENT LIABILITIES

Other current liabilities.   Other current liabilities at June 30, 2005 and December 31, 2004 consisted of the following:

	June 30, 2005	December 31, 2004
	(In millions)
Current deferred revenue	$42.9	$33.8
Income taxes payable	7.7	6.9
Accrued salaries and bonuses	29.7	28.8
Accrued other	106.2	121.7
Total other current liabilities	$186.5	$191.2

7.   DEBT

Debt at June 30, 2005 and December 31, 2004 consisted of the following:

	June 30, 2005	December 31, 2004
	(In millions)
Notes, 6.3%, due 2005, net of unamortized discount of $0.0 million and $0.1 million at June 30, 2005 and December 31, 2004, respectively	$250.0	$249.9
Notes, 4.95%, due 2007, net of unamortized discount of $0.2 million and $0.3 million at June 30, 2005 and December 31, 2004, respectively	249.8	249.7
Debentures, 6.9%, due 2028, net of unamortized discount of $1.2 million at June 30, 2005 and December 31, 2004	148.8	148.8
Other	14.0	5.8
	662.6	654.2
Less current maturities	263.9	255.7
	$398.7	$398.5

We redeemed our 6.3% Notes on July 1, 2005, by utilizing borrowings of $165.0 million under our U.S. senior unsecured revolving credit agreement and $85.0 million under our asset securitization facility.

8.   INCOME TAXES

Annual Effective Tax Rates.   The tax provisions for the six months ended June 30, 2005 and June 30, 2004 were based on the estimated effective tax rates applicable for the full years ended December 31, 2005 and December 31, 2004, after giving effect to discrete items specifically related to the interim periods. The estimated annual effective tax rate from continuing operations was 37% for the first six months of 2005, down from 37.5% in 2004, due primarily to discrete items related to state income taxes.

Deferred Tax Assets.   We estimate levels of future taxable income and utilize prudent and feasible tax planning strategies in establishing and maintaining deferred tax assets. If we are unable to realize all or part of our deferred tax assets in the future, our effective tax rate could increase.

9.   SHAREHOLDERS’ EQUITY

Treasury Stock.   During the first six months of 2005, we repurchased 1.7 million shares at an average price of $32.84 per share through open market transactions at an aggregate investment of $55.0 million. At June 30, 2005, approximately $184.3 million remained authorized for future share repurchases. For additional information on our stock purchase program see Part II, Item 2—“Unregistered Sales of Equity Securities and Use of Proceeds” below.

10.   STOCK-BASED COMPENSATION

In accordance with the accounting provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transitional Disclosure,” we have elected to apply Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock option and performance share plans. Accordingly, by our use of the intrinsic value method to account for stock-based employee compensation, we do not recognize compensation cost in connection with our stock option plans.

The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	June 30, 2005	June 30, 2004
Expected Life in Years	4.5	4.6
Risk Free Interest Rate	3.68%	3.19%
Volatility	31.44%	33.70%
Dividend Yield	0.5%	0.5%

If we had elected to recognize compensation cost for these plans based on the fair value at grant date as prescribed by SFAS No. 123, net income and net income per share would have been reduced to the pro forma amounts indicated in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions, except per share date)
Net income, as reported	$62.6	$73.2	$121.2	$124.0
Add: Total stock-based employee compensation expense, net of related tax effect, included in reported net income	1.3	0.4	2.4	0.7
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(2.9)	(1.2)	(5.5)	(3.2)
Pro forma net income	$61.0	$72.4	$118.1	$121.5
Earnings per share:
Basic—as reported	$0.48	$0.56	$0.93	$0.94
Basic—pro forma	$0.47	$0.55	$0.91	$0.92
Diluted—as reported	$0.47	$0.55	$0.91	$0.93
Diluted—pro forma	$0.46	$0.54	$0.89	$0.90

11.   EMPLOYEE BENEFITS

The following table provides the components of net periodic benefit cost for the three months ended June 30, 2005 and 2004:

	Pension Benefits		Other Benefits
Three Months Ended June 30,	2005	2004	2005	2004
	(In millions)
Components of net periodic benefit cost
Service cost	$2.0	$1.8	$0.1	$0.1
Interest cost	7.9	7.8	0.4	0.4
Expected return on plan assets	(10.1)	(10.9)	(0.3)	(0.2)
Amortization of prior service cost	1.1	0.1	0.2	0.2
Recognized actuarial loss	2.1	3.5	—	—
Total net periodic benefit cost	$3.0	$2.3	$0.4	$0.5

The following table provides the components of net periodic benefit cost for the six months ended June 30, 2005 and 2004:

	Pension Benefits		Other Benefits
Six Months Ended June 30,	2005	2004	2005	2004
	(In millions)
Components of net periodic benefit cost
Service cost	$3.9	$3.7	$0.2	$0.2
Interest cost	15.8	15.6	0.8	0.7
Expected return on plan assets	(20.2)	(22.0)	(0.6)	(0.4)
Amortization of prior service cost	2.2	0.2	0.4	0.3
Recognized actuarial loss	4.2	7.0	—	—
Total net periodic benefit cost	$5.9	$4.5	$0.8	$0.8

On January 1, 2005, we separated our U.S. Retirement Income Plan (“USRIP”) into two defined benefit plans subject to the Employee Retirement Income Security Act (“ERISA”). The new plan, the Equifax Inc. Pension Plan (“EIPP”), was funded in January 2005 with the transfer of $17.0 million of assets from the USRIP to the EIPP and a company contribution of $20.0 million. The EIPP contained all active employee participants of Equifax as of January 1, 2005, and the USRIP contained all inactive retired and vested participants as of that date. Inactive participants constituted approximately 85% of total participants prior to the separation. The benefits of participants in both plans were unaffected by the separation. The two groups of Equifax participants—active and inactive—had projected patterns of actuarial liabilities which were markedly different, due to the demographic differences between the two populations. The two plans will have separate assumed rates of return and separate asset allocation strategies, which will allow us to more efficiently fund our pension liabilities. Additionally, the assets of one plan will not be available to fund the liabilities of the other plan.

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

As discussed in our 2004 Form 10-K, the other postretirement benefit obligation and postretirement benefit expense recognized through June 30, 2005 includes the expected favorable impact of the federal subsidy and other provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Our postretirement benefit obligations reflect that we will recognize the 28% subsidy for post-age 65 drug coverage as an offset to healthcare plan costs. The reduction in obligations due to the subsidy is reflected as an unrecognized net gain to the plan. The gain was reflected in net periodic benefit cost for the first time in 2004. For current and future retirees, the 28% subsidy is expected to reduce our prescription drug plan costs by $567 per individual in 2006, and this amount is expected to increase by the valuation trend rates. This estimate will be updated for the impact of final regulations issued in January 2005. We have determined that our prescription drug plan provides a benefit that is at least actuarially equivalent to the Medicare prescription drug plan. The following represents our expected Medicare Part D reimbursements:

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

Guarantees.   We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit is less than $2.0 million and all have a maturity of one year or less. Guarantees are issued from time to time to support the needs of operating units. The only outstanding guarantee that is not reflected as a liability on our Consolidated Balance Sheets was extended in connection with the sale of our risk management collections business to RMA Holdings, LLC (“RMA”) in October 2000, at which time we guaranteed the operating lease payments of a partnership affiliated with RMA to a lender of the partnership pursuant to a term loan. The operating lease, which expires December 31, 2011, has a remaining balance of $8.6 million based on the undiscounted value of remaining lease payments at June 30, 2005.

On July 7, 2005, RMA announced an agreement to sell substantially all of its assets to NCO Group, Inc. for $118.8 million in cash, subject to certain closing adjustments and the assumption of certain liabilities. In conjunction with the agreement, RMA and several of its domestic affiliates filed for protection under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Northern District of Ohio, Eastern Division. RMA has obtained post-petition financing and agreed to continue making payments under the lease during the post-petition period. We expect no material losses to occur in connection with this instrument and accordingly have not accrued a liability related thereto.

Other than facility leasing arrangements, we do not engage in off-balance sheet financing activities. We have entered into a synthetic lease on our Atlanta corporate headquarters building in order to provide us with favorable financing terms with regard to this facility. This $29.0 million lease was entered into in 1998 and expires in 2010. Total lease payments for the remaining term total $8.8 million. Under this synthetic lease arrangement, we have also guaranteed the residual value of the leased property to the lessor. In the event that the property were to be sold by the lessor at the end of the lease term, we would be responsible for any shortfall of the sales proceeds, up to a maximum amount of $23.2 million, which equals 80% of the value of the property at the beginning of the lease term. Based on an appraisal of the property at December 31, 2004, we determined that its fair value is $25.0 million. The $4.0 million shortfall against the residual value guarantee is being recognized as an expense ratably over the remaining lease term.

Subsidiary Dividends and Fund Transfers.   The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited by certain restrictions imposed by foreign governments, which do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.

Litigation.   We are involved in lawsuits, claims and legal proceedings as is normal in the ordinary course of our business. Any possible adverse outcome arising from these matters is not expected to have a material impact on our results of operations or financial position, either individually or in the aggregate. However, our evaluation of the likely impact of these pending lawsuits could change in the future. If the potential loss from any claim or legal proceeding is probable and can be estimated, we accrue a liability for estimated settlements and incurred but unpaid legal fees for services performed to date. In our opinion, the ultimate resolution of these matters will not have a materially adverse effect on our financial position, liquidity or results of operations.

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

There has been no material change in segment assets since December 31, 2004.

Operating revenue and operating income by segment for the second quarter and the first six months of 2005 and 2004 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In millions)
Operating revenue:
Equifax North America
Information Services	$205.8	$176.1	$398.3	$349.9
Marketing Services	62.8	58.9	121.6	115.2
Personal Solutions	29.3	24.3	59.1	49.3
North America—Total	297.9	259.3	579.0	514.4
Equifax Europe	35.0	34.3	71.7	68.4
Equifax Latin America	30.5	21.8	56.1	42.5
	$363.4	$315.4	$706.8	$625.3
Operating income:
Equifax North America
Information Services	$88.1	$74.5	$172.4	$149.4
Marketing Services	19.9	17.8	38.2	31.0
Marketing Services asset impairment & related charges	—	(2.4)	—	(2.4)
Marketing Services, net	19.9	15.4	38.2	28.6
Personal Solutions	4.3	5.4	7.3	12.2
North America—Total	112.3	95.3	217.9	190.2
Equifax Europe	7.7	7.0	15.7	12.4
Equifax Latin America	8.1	4.1	14.4	7.6
General corporate expense	(21.4)	(14.4)	(39.3)	(29.8)
	$106.7	$92.0	$208.7	$180.4

Total assets at June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005	December 31, 2004
	(In millions)
Equifax North America	$1,193.1	$1,092.2
Equifax Europe	167.5	182.3
Equifax Latin America	228.6	214.5
General corporate expense	82.1	67.8
	1,671.3	1,556.8
Divested operations	—	0.4
	$1,671.3	$1,557.2

14.   RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Jobs Act on an enterprise’s income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. We have not yet completed our evaluation of the impact of the repatriation provisions and have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

In December 2004, the FASB issued SFAS Statement No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires that the cost relating to share-based payment transactions in which an entity exchanges its equity instruments for goods or services from either employees or non-employees be recognized in the financial statements as the goods are received or services are rendered. That cost will be measured based on the fair value of the equity or liability instruments issued. Equifax will no longer be permitted to follow the intrinsic value accounting method of APB No. 25, which resulted in no expense being recorded for stock option grants for which the strike price was equal to the fair value of the underlying stock on the date of grant. SFAS No. 123R requires that benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting standards. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In April 2005, the Securities and Exchange Commission (“SEC”) approved a rule that delayed the effective date of SFAS No. 123R for public companies. As a result, SFAS No. 123R will be effective for Equifax in the first quarter of 2006 and will apply to all of Equifax’s outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 which expressed the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. Equifax is assessing the impact SFAS No. 123R and SAB No. 107 will have on its consolidated financial statements and which of the transition methods allowed by SFAS No. 123R will be elected. The impact on net earnings as a result of SFAS No. 123, from a historical perspective, can be found in our pro forma SFAS No. 123 disclosures contained in Note 10 to the Consolidated Financial Statements in this Quarterly Report and Note 1 to the Consolidated Financial Statements in our 2004 Form 10-K.

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

We enter into hedging transactions in order to reduce financial volatility and manage the mix of fixed versus floating interest rate obligations of our debt portfolio. As of June 30, 2005, the only hedging transactions to which we were a counterparty consisted of interest rate swap agreements.

At June 30, 2005, we had a $29.0 million floating-to-fixed interest rate swap, maturing in 2010, which fixes the effective rate of interest on the $29.0 million synthetic lease related to our Atlanta corporate headquarters. This derivative instrument is designated as a cash flow hedge under SFAS No. 133, is documented as fully effective, and at June 30, 2005, was valued on a mark-to-market basis as a liability totaling $2.7 million. This liability is included with other current liabilities in the accompanying Consolidated Balance Sheets, and the related loss was recorded, net of income tax, as a component of accumulated other comprehensive loss.

At June 30, 2005, we also had interest rate swap agreements in place to convert the interest rate on our 6.3% $250.0 million senior unsecured Notes due 2005 from fixed rate to floating through their maturity on July 1, 2005. These swaps have been designated as fair value hedges, were documented as fully effective under SFAS No. 133 and were valued on a mark-to-market basis as an asset totaling $2.4 million at June 30, 2005. The offsetting liability of $2.4 million is included in short-term debt in the accompanying Consolidated Balance Sheets. The swap agreements were settled on July 1, 2005 with a payment to us of $2.4 million.

16.   QUARTERLY FINANCIAL DATA

Quarterly financial data for June 30, 2005 and 2004 are as follows:

	June 30,
	2005	2004
	Reported	Reported	Italy	Restated
	(In millions, except per share data)
Operating revenue	$363.4	$318.9	$3.5	$315.4
Operating income	$106.7	$86.3	$(5.7)	$92.0
Income from continuing operations	$62.6	$73.2	$(3.8)	$77.0
Discontinued operations	$—	$—	$—	$(3.8)
Net income	$62.6	$73.2	$(3.8)	$73.2
Per common share (basic):
Income from continuing operations	$0.48	$0.56	$(0.03)	$0.59
Net income	$0.48	$0.56	$—	$0.56
Per common share (diluted):
Income from continuing operations	$0.47	$0.55	$(0.03)	$0.58
Net income	$0.47	$0.55	$—	$0.55

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 Form 10-K”) and our unaudited Consolidated Financial Statements and the related notes in Part I, Item 1—“Financial Statements,” above. We sometimes use information derived from consolidated information but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain of these data are considered “non-GAAP financial measures” under Securities and Exchange Commission (“SEC”) regulations; those rules require the supplemental explanation and reconciliation provided in Exhibit 99 to this Form 10-Q report.

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

Equifax collects, organizes and manages numerous types of credit, financial, public record, demographic and marketing information regarding individuals and businesses. This information originates from a variety of sources including financial or credit granting institutions, which provide loan and accounts receivable information; governmental entities, which provide public records of bankruptcies, liens and judgments; and consumers who participate in surveys and submit warranty registration cards from which we gather demographic and marketing information. Our proprietary databases contain information on approximately 400 million consumers and businesses worldwide. The original data is compiled and processed utilizing our proprietary software and systems and distributed to customers in a variety of user-friendly and value-add formats. Our products and services include consumer credit information, information database management, marketing information, small business credit information, decisioning and analytical tools and identity verification services which enable businesses to make informed decisions about extending credit or service, managing portfolio risk and developing strategies for marketing to consumers and small businesses. We also enable consumers to manage and protect their financial affairs through a portfolio of products that we sell directly via the Internet and in various hard-copy formats.

We currently operate in 12 countries: North America (the U.S. and Canada), Europe (the United Kingdom, Ireland, Spain and Portugal) and Latin America (Brazil, Argentina, Chile, El Salvador, Peru and Uruguay). We serve customers across a wide range of industries, including the financial services, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as state and federal governments. Our revenue stream is highly diversified with our largest customer providing less than 3% of total revenue. Our revenue is sensitive to a variety of factors, such as demand for, and price of, our services, technological competitiveness, our reputation for providing timely and reliable service, competition within our industry, federal, state, foreign and regulatory requirements governing privacy and use of data and general economic conditions.

Equifax has developed analytical tools for customers to use in their consumer oriented decisioning activities. These decisioning activities include numerous types of consumer interactions including customer acquisition, relationship management (e.g., up-selling and cross-selling) and risk management.

Our enabling technologies include products such as APPLY, Decision Power, ID Authentication, Accel CM, Accel DM and InterConnect. These platforms are developed in an Application Service Provider format to allow for ease of integration into customers’ inhouse technology systems and to leverage Equifax’s extensive technological systems and communication networks. Our acquisition of

APPRO Systems, Inc. (“APPRO”) in March 2005, a leading provider of enabling technologies for consumer and commercial lending operations, is expected to help drive future growth in this area.

We manage our business and report our financial results through the following three reportable segments:

•       Equifax North America

•       Equifax Europe

•       Equifax Latin America

The North America reportable segment is made up of three operating segments:

•       Information Services

•       Marketing Services

•       Personal Solutions

The Europe and Latin America reportable segments are made up of varying mixes of three product lines: Information Services, Marketing Services and Personal Solutions. Detailed financial results and segment information are provided in Note 13 of the Notes to Consolidated Financial Statements.

Information Services revenues are principally transaction related and are derived from our sales of the following products, of which a significant majority are delivered electronically: credit reporting and scoring, mortgage reporting, identity verification, fraud detection and modeling services, and certain of our decisioning products that facilitate pre-approved offers of credit that automate a variety of decisions. Revenues from our Marketing Services are derived from our sales of products that help customers acquire new customers, cross-sell to existing customers and manage portfolio risk. Personal Solutions revenues are transaction related and are derived from our sales of credit reporting products and identity theft monitoring services, which we deliver to consumers through mail delivery and electronically via the Internet.

We see significant opportunities for growth through our ability to identify and enhance our customers’ decisioning intelligence to more effectively interact with, and serve, their customers; broadening our Personal Solutions offerings to consumers; and ultimately moving our own businesses further up the value chain from data to analytics and decisioning technology—the main driver of growth and differentiation in our North America business units.

Our corporate strategy, as discussed above, is being executed in each of our business segments, providing our customers with the ability to make decisions about their customers in ‘real-time’ at the point of interaction.

Management focuses on a variety of key indicators to monitor operating and financial performance. These indicators include measurements of revenue growth, operating income, operating margin, income from continuing operations, diluted earnings per share, capital expenditures and cash flow. We monitor these indicators, and our corporate governance practices, to ensure that business vitality is maintained and effective control is exercised.

The key performance indicators for the second quarter of 2005 and 2004 are as follows:

	Key Performance Indicators
	GAAP		non-GAAP*
	Three Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
	(In millions, except per share data)
Operating revenue	$363.4	$315.4	$353.8	$315.4
Revenue growth	15%	1%	12%	1%
Operating income	$106.7	$92.0	$102.8	$94.4
Operating margin	29%	29%	29%	30%
Income from continuing operations	$62.6	$77.0	$60.1	$55.5
Diluted earnings per share from continuing operations	$0.47	$0.58	$0.45	$0.42
Capital expenditures	$12.3	$11.6	$11.5	$10.1

*                    Excluding the impact of the FACT Act, the sale of investment in Intersections Inc. and asset impairment and related charges.

The key performance indicators for the first six months of 2005 and 2004 are as follows:

	Key Performance Indicators
	GAAP		non-GAAP *
	Six Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions, except per share data)
Operating revenue	$706.8	$625.3	$688.2	$625.3
Revenue growth	13%	2%	10%	2%
Operating income	$208.7	$180.4	$202.2	$182.8
Operating margin	29%	29%	29%	29%
Income from continuing operations	$121.2	$128.8	$117.0	$107.3
Diluted earnings per share from continuing operations	$0.91	$0.96	$0.88	$0.80
Capital expenditures	$22.1	$20.1	$20.0	$18.6

*                    Excluding the impact of the FACT Act, the sale of investment in Intersections Inc. and asset impairment and related charges.

FACT Act Update

The Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”) amended the Fair Credit Reporting Act and became law in December 2003. During 2004 we established, along with the other nationwide credit reporting agencies, a centralized request facility, Central Source, LLC, which is owned jointly by Equifax, Experian Information Solutions, Inc. and TransUnion LLC, to provide to consumers, upon their request, a free annual credit file disclosure on a phased-in basis beginning on December 1, 2004 in the Western region, March 1, 2005 in the Midwest region, June 1, 2005 in the Southern region and September 1, 2005 in the Eastern region of the U.S. On December 1, 2004, we began to assess a regulatory recovery fee for certain of our business-to-business products to help mitigate the costs required to implement the provisions of the FACT Act. During 2005, the initial implementation of the annual free credit report required by the FACT Act will be completed, and our related regulatory recovery fee will remain in effect as we continue to address the FACT Act. As the geographic roll-out continues to the rest of the U.S., our variable costs will increase.

We have incurred significant FACT Act compliance costs. For the period January 1, 2004 through June 30, 2005, these costs totaled approximately $24.8 million, of which $11.7 million was capital expense and $13.1 million was operating expense. Net of regulatory recovery fee revenue of approximately $13.5 million recognized over this period, our net unrecovered investment in FACT Act compliance was approximately $11.3 million at June 30, 2005.

The ultimate net impact of the free credit file disclosure and other requirements of the FACT Act on our business will depend on numerous factors, including among others the actual demand of consumers for free credit reports, how these reports are requested, the volume of credit file dispute resolution requests and our experience marketing fee-generating products to consumers requesting free credit file disclosures. Through June 30, 2005, the volume of free credit report requests has been within the range of our planning estimates.

Results of Operations

Overview of the three months ended June 30, 2005 and 2004

GAAP Performance Highlights:

•       Consolidated revenue was $363.4 million, up 15%;

•       Income from continuing operations was $62.6 million, down 19%;

•       Earnings per share from continuing operations was $0.47, down 18%;

•       Consolidated operating margin remained unchanged at 29%;

•       Cash flow from operations was $88.4 million, up 10%;

•       North America revenue was $297.9 million, up 15%;

•        North America Information Services revenue was $205.8 million, up 17%

•        North America Marketing Services revenue was $62.8 million, up 7%;

•        North America Personal Solutions revenue was $29.3 million, up 21%;

•       Europe revenue was $35.0 million, up 2%; and

•       Latin America revenue was $30.5 million, up 40%.

Non-GAAP Performance Highlights:

•       Consolidated revenue, excluding the regulatory recovery fee was $353.8 million, up 12%;

•       Income from continuing operations, excluding the impact of the FACT Act, the second quarter of 2004 sale of our investment in Intersections Inc. and the second quarter of 2004 asset impairment and related charges, was $60.1 million, up 8%;

•       Free cash flow was $76.1 million, up 10%; and

•       Earnings per share from continuing operations, excluding the impact of the FACT Act, the second quarter of 2004 sale of our investment in Intersections Inc. and the second quarter of 2004 asset impairment and related charges, was $0.45, up 9%.

Overview Notes:

•       Consolidated revenue grew 12%, excluding the impact of the FACT Act (non-GAAP), for the second quarter of 2005 compared to 2004 due to growth across all of our businesses;

•       Equifax North America, our largest reportable segment, when adjusted for the impact of FACT Act related revenue (non-GAAP), grew 11%;

•       Our Marketing Services businesses improved operating margin to 32% through increased sales volume compared to 2004; and

•       We continued the phase-in of consumer eligibility for a free annual credit report, upon request. Consumer use of the centralized request facility to date continues to be within the range of our budgeted estimates.

Our segment results for the quarters ended June 30, 2005 and 2004 were as follows:

	Second Quarter
	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(In millions)
Operating Revenue:
Equifax North America
Information Services	$205.8	57%	$176.1	56%	$29.7	17%
Marketing Services	62.8	17%	58.9	18%	3.9	7%
Personal Solutions	29.3	8%	24.3	8%	5.0	21%
North America—Total	297.9	82%	259.3	82%	38.6	15%
Equifax Europe	35.0	10%	34.3	11%	0.7	2%
Equifax Latin America	30.5	8%	21.8	7%	8.7	40%
	$363.4	100%	$315.4	100%	$48.0	15%

	2005	Profit Margin	2004	Profit Margin	$ Change	% Change
Operating Income:
Equifax North America
Information Services	$88.1	43%	$74.5	42%	$13.6	18%
Marketing Services	19.9	32%	17.8	30%	2.1	12%
Marketing Services asset impairment & related charges	—	0%	(2.4)	(4)%	2.4	(100)%
Marketing Services, net	19.9	32%	15.4	26%	4.5	29%
Personal Solutions	4.3	15%	5.4	22%	(1.1)	(20)%
North America—Total	112.3	38%	95.3	37%	17.0	18%
Equifax Europe	7.7	22%	7.0	20%	0.7	10%
Equifax Latin America	8.1	26%	4.1	19%	4.0	96%
General Corporate Expense	(21.4)	nm	(14.4)	nm	(7.0)	(49)%
	$106.7	29%	$92.0	29%	$14.7	16%

nm—not meaningful

Our segment results excluding the impact of the FACT Act (non-GAAP) for the quarters ended June 30, 2005 and 2004 were as follows:

	Second Quarter
	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(In millions)
Operating Revenue:
Equifax North America
Information Services	$196.2	55%	$176.1	56%	$20.1	11%
Marketing Services	62.8	18%	58.9	18%	3.9	7%
Personal Solutions	29.3	8%	24.3	8%	5.0	21%
North America—Total	288.3	81%	259.3	82%	29.0	11%
Equifax Europe	35.0	10%	34.3	11%	0.7	2%
Equifax Latin America	30.5	9%	21.8	7%	8.7	40%
	$353.8	100%	$315.4	100%	$38.4	12%

	2005	Profit Margin	2004	Profit Margin	$ Change	% Change
Operating Income:
Equifax North America
Information Services	$83.8	43%	$74.5	42%	$9.3	12%
Marketing Services	19.9	32%	17.8	30%	2.1	12%
Marketing Services asset impairment & related charges	—	0%	(2.4)	(4)%	2.4	(100)%
Marketing Services, net	19.9	32%	15.4	26%	4.5	29%
Personal Solutions	4.4	15%	5.4	22%	(1.0)	(19)%
North America—Total	108.1	37%	95.3	37%	12.8	13%
Equifax Europe	7.7	22%	7.0	20%	0.7	10%
Equifax Latin America	8.1	26%	4.1	19%	4.0	96%
General Corporate Expense	(21.1)	nm	(14.4)	nm	(6.7)	(47)%
	$102.8	29%	$92.0	29%	$10.8	12%

nm—not meaningful

Consolidated revenue for the second quarter of 2005 increased 15%, from $315.4 million to $363.4 million. Main business drivers of our consolidated revenue growth for the second quarter of 2005 were North America Information Services, $20.1 million or 6%, our other North American businesses, $8.9 million or 3%, and Latin America, 3%. Included in second quarter of 2005 consolidated revenue was $9.6 million from the regulatory recovery fee related to the FACT Act, or 3% of consolidated revenue growth. Consolidated operating margin for the quarter ended June 30, 2005 remained at 29% when compared to 2004.

North America operating profit for the second quarter of 2005 increased 18%, from $95.3 million to $112.3 million due primarily to revenue growth in our North America Information Services businesses, aided by increased cost efficiency in our Marketing Services businesses. North America Information Services was $9.3 million, or 10%, of the 2005 improvement while 4% of the 2005 improvement was the net result of positive performance of our marketing businesses slightly offset by a decline in operating profit in Personal Solutions. Operating income for the second quarter of 2005 was positively impacted $3.9 million by the impact of the FACT Act, or 4% of the 2005 improvement. Operating profit in Europe improved $0.7 million, or 10%, due primarily to cost control and the favorable impact of foreign currency in our U.K. businesses. Operating profit in Latin America increased $4.0 million, or 96%, driven primarily by revenue growth in all of our Latin America operations.

Our North America revenue for the quarters ended June 30, 2005 and 2004 was as follows:

	Second Quarter
	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(In millions)
Equifax North America Revenue:
U.S. Consumer and Commercial Services	$156.2	53%	$132.0	51%	$24.2	18%
Mortgage Services	21.8	7%	19.5	8%	2.3	12%
Canadian Operations	27.8	9%	24.6	9%	3.2	13%
Total North America Information Services	205.8	69%	176.1	68%	29.7	17%
Credit Marketing Services	38.4	13%	34.5	13%	3.9	11%
Direct Marketing Services	24.4	8%	24.4	10%	—	0%
Total Marketing Services	62.8	21%	58.9	23%	3.9	7%
Personal Solutions	29.3	10%	24.3	9%	5.0	21%
	$297.9	100%	$259.3	100%	$38.6	15%

Our North America revenue excluding the impact of the FACT Act (non-GAAP) for the quarters ended June 30, 2005 and 2004 was as follows:

	Second Quarter
	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(In millions)
Equifax North America Revenue:
U.S. Consumer and Commercial Services	$147.3	51%	$132.0	51%	$15.3	12%
Mortgage Services	21.1	7%	19.5	8%	1.6	8%
Canadian Operations	27.8	10%	24.6	9%	3.2	13%
Total North America Information Services	196.2	68%	176.1	68%	20.1	11%
Credit Marketing Services	38.4	13%	34.5	13%	3.9	11%
Direct Marketing Services	24.4	9%	24.4	10%	—	0%
Total Marketing Services	62.8	22%	58.9	23%	3.9	7%
Personal Solutions	29.3	10%	24.3	9%	5.0	21%
	$288.3	100%	$259.3	100%	$29.0	11%

Equifax North America

Information Services

U.S. Consumer and Commercial Services revenue for the second quarter of 2005 increased 18%, from $132.0 million to $156.2 million. U.S. Consumer and Commercial Services revenues for the second quarter of 2005 grew $15.3 million, 12% of the 2005 improvement, when compared to the same period in 2004 due to increased sales to our specialty and financial services customers and increased sales of our affiliate services and small business services products. Included in U.S. Consumer and Commercial Services revenue for 2005 was $8.9 million, or 7%, of the 2005 improvement for the regulatory recovery fee related to the FACT Act. In our Consumer Information business, volume increased 12%.

Mortgage Services revenue for the second quarter of 2005 increased 12%, from $19.5 million to $21.8 million, including $0.7 million from the regulatory recovery fee related to the FACT Act. Mortgage Services revenue increased when compared to the same period in 2004, primarily due to new customers, increased market share and favorable market conditions.

Canadian operations revenue increased $3.2 million, or 13%; excluding the favorable impact of currency, revenue was up 3% when compared to 2004 due primarily to increased volume.

Second quarter operating income was $88.1 million for Information Services. The increase in operating income is primarily the result of increased volume in our U.S. and Canadian Consumer and Commercial Information Services businesses.

Marketing Services

Credit Marketing Services revenue for the second quarter of 2005 increased $3.9 million, or 11%, compared to the same period in 2004. The favorable year-over-year comparison is primarily due to increased volume from existing customers. Somewhat offsetting the favorable performance of Credit Marketing Services was weakness in Direct Marketing Services, where revenues remained flat due to weak market conditions as compared to the comparable quarter in 2004. Second quarter operating income was $19.9 million for Marketing Services, an increase of $4.5 million, or 29%, resulting primarily from increased credit marketing revenue and a $2.4 million asset impairment charge taken during the second quarter of 2004.

Personal Solutions

Personal Solutions revenue for the second quarter of 2005 increased $5.0 million, or 21%, compared to the same period in 2004 due to increased volume and new products introduced during the second half of 2004. Second quarter operating income was $4.3 million for Personal Solutions, a decrease of $1.1 million, or 20%, primarily due to an increase in advertising and other promotional campaigns when comparing the two periods.

Equifax Europe

Equifax Europe revenue increased from $34.3 million in the second quarter of 2004 to $35.0 million in the same period of 2005, including a favorable currency impact of $1.0 million. Operating income for the second quarter of 2005 increased $0.7 million, or 10%, when compared to the same period a year ago. The improvement in operating income was driven by cost savings and the impact of foreign currency. The overall performance of our European operations reflects the current softness in the European economy.

In October 2004, we sold our Italian businesses and reclassified the 2004 results of Italy in discontinued operations.

Equifax Latin America

Revenues of our Equifax Latin America segment increased 40% to $30.5 million in the second quarter of 2005. Local currency fluctuation against the U.S. dollar favorably impacted our Latin America revenues by $3.8 million and Latin America operating income by $0.9 million.

Operating income increased to $8.1 million for the quarter ended June 30, 2005, compared to $4.1 million for the same period in 2004. This increase was primarily the result of higher sales volumes and cost efficiencies. Equifax Latin America operating margin was 26% for the three months ended June 30, 2005, versus 19% for the same period in 2004.

General Corporate Expense

Our “general corporate expenses” are expenses that are incurred at the corporate level in support of our business units, and ultimately the reportable segments. These expenses include shared services and administrative and legal expenses. General corporate expense was $21.4 million for the three months ended June 30, 2005, compared to $14.4 million for the same period in 2004. This increase was primarily driven by increased benefit and incentive costs.

Other Income, Net

Other income, net, of $2.4 million for the second quarter of 2005, is comprised primarily of income from our share of collections related to the sale of our risk management collections business in 2000. Other income, net, was $39.7 million for the second quarter of 2004, comprised primarily of our before-tax gain of $36.8 million from the sale of our investment in Intersections Inc.

Overview of the six months ended June 30, 2005 and 2004

GAAP Performance Highlights:

•       Consolidated revenue was $706.8 million, up 13%;

•       Income from continuing operations was $121.2 million, down 6%;

•       Earnings per share from continuing operations was $0.91, down 5%;

•       Consolidated operating margin remained unchanged at 29%;

•       Cash flow from operations was $128.5 million, up 15%;

•       North America revenue was $579.0 million, up 13%;

•        North America Information Services revenue was $398.3 million, up 14%

•        North America Marketing Services revenue was $121.6 million, up 6%;

•        North America Personal Solutions revenue was $59.1 million, up 20%;

•       Europe revenue was $71.7 million, up 5%; and

•       Latin America revenue was $56.1 million, up 32%.

Non-GAAP Performance Highlights:

•       Consolidated revenue, excluding the regulatory recovery fee, was $688.2 million, up 10%;

•       Income from continuing operations, excluding the impact of FACT Act, the sale of our investment in Intersections Inc. and the asset impairment and related charges, was $117.0 million, up 11%;

•       Free cash flow was $106.4 million, up 16%; and

•       Earnings per share from continuing operations, excluding the impact of the FACT Act, sale of investment in Intersections Inc. and the asset impairment and related charges, was $0.88, up 11%.

Overview Notes:

•       Consolidated revenue grew 10%, excluding the impact of the FACT Act (non-GAAP), for the first six months of 2005 compared to 2004 due to growth across all of our businesses;

•       Equifax North America, our largest reportable segment, when adjusted for the impact of FACT Act related revenue (non-GAAP), grew 9%;

•       Our Marketing Services businesses improved operating margin to 31% from 25% through increased sales volume and improved expense control compared to 2004; and

•       We continued the phase-in of consumer eligibility for a free annual credit report, upon request. Consumer use of the centralized request facility to date continues to be within the range of our budgeted estimates.

Our segment results for the first six months of 2005 and 2004 are as follows:

	Six Months Ended June 30,
	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(In millions)
Operating Revenue:
Equifax North America
Information Services	$398.3	56%	$349.9	56%	$48.4	14%
Marketing Services	121.6	17%	115.2	18%	6.4	6%
Personal Solutions	59.1	9%	49.3	8%	9.8	20%
North America—Total	579.0	82%	514.4	82%	64.6	13%
Equifax Europe	71.7	10%	68.4	11%	3.3	5%
Equifax Latin America	56.1	8%	42.5	7%	13.6	32%
	$706.8	100%	$625.3	100%	$81.5	13%

	2005	Profit Margin	2004	Profit Margin	$ Change	% Change
Operating Income:
Equifax North America
Information Services	$172.4	43%	$149.4	43%	$23.0	15%
Marketing Services	38.2	31%	31.0	27%	7.2	23%
Marketing Services asset impairment & related charges	—	0%	(2.4)	(2)%	2.4	(100)%
Marketing Services, net	38.2	31%	28.6	25%	9.6	34%
Personal Solutions	7.3	12%	12.2	25%	(4.9)	(40)%
North America—Total	217.9	38%	190.2	37%	27.7	15%
Equifax Europe	15.7	22%	12.4	18%	3.3	27%
Equifax Latin America	14.4	26%	7.6	18%	6.8	89%
General Corporate Expense	(39.3)	nm	(29.8)	nm	(9.5)	nm
	$208.7	29%	$180.4	29%	$28.3	16%

nm—not meaningful

Our segment results excluding the impact of the FACT Act (non-GAAP) for the first six months of 2005 and 2004 are as follows:

	Six Months Ended June 30,
	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(In millions)
Operating Revenue:
Equifax North America
Information Services	$379.7	55%	$349.9	56%	$29.8	9%
Marketing Services	121.6	18%	115.2	18%	6.4	6%
Personal Solutions	59.1	9%	49.3	8%	9.8	20%
North America—Total	560.4	82%	514.4	82%	46.0	9%
Equifax Europe	71.7	10%	68.4	11%	3.3	5%
Equifax Latin America	56.1	8%	42.5	7%	13.6	32%
	$688.2	100%	$625.3	100%	$62.9	10%

	2005	Profit Margin	2004	Profit Margin	$ Change	% Change
Operating Income:
Equifax North America
Information Services	$165.1	43%	$149.4	43%	$15.7	11%
Marketing Services	38.2	31%	31.0	27%	7.2	23%
Marketing Services asset impairment & related charges	—	0%	(2.4)	(2)%	2.4	(100)%
Marketing Services, net	38.2	31%	28.6	25%	9.6	34%
Personal Solutions	7.5	13%	12.2	25%	(4.7)	(39)%
North America—Total	210.8	38%	190.2	37%	20.6	11%
Equifax Europe	15.7	22%	12.4	18%	3.3	27%
Equifax Latin America	14.4	26%	7.6	18%	6.8	89%
General Corporate Expense	(38.7)	nm	(29.8)	nm	(8.9)	(30)%
	$202.2	29%	$180.4	29%	$21.8	12%

nm—not meaningful

Consolidated revenue for the first six months of 2005 increased 13%, from $625.3 million to $706.8 million. Main business drivers of our consolidated revenue growth for the first half of 2005 were North America Information Services, $29.8 million or 5%, our other North American businesses, $16.2 million or 3%, and Latin America, $13.6 million or 2%. Included in the first six months of 2005 consolidated revenue was $18.6 million from the regulatory recovery fee related to the FACT Act, or 3% of consolidated revenue growth. Consolidated operating margin for the six months ended June 30, 2005 remained at 29% when compared to 2004.

North America operating profit for the first half of 2005 increased 15%, from $190.2 million to $217.9 million due primarily to revenue growth in our North America Information Services businesses, aided by increased cost efficiency in our Marketing Services businesses. North America Information Services was $15.7 million, or 8%, of the 2005 improvement while 4% of the 2005 improvement was the net result of positive performance of our marketing businesses slightly offset by a decline in operating profit in Personal Solutions. Operating income for the first six months of 2005 was positively impacted $6.5 million by the impact of the FACT Act, or 3% of the 2005 improvement. Operating profit in Europe improved $3.3 million, or 27%, due primarily to cost control and the favorable impact of foreign currency in our U.K. businesses. Operating profit in Latin America increased $6.8 million, or 89%, driven primarily by revenue growth in all of our Latin America operations.

Our North America revenue for the first six months of 2005 and 2004 is as follows:

	Six Months Ended June 30,
	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(In millions)
Equifax North America Revenue:
U.S. Consumer and Commercial Services	$ 300.6	52%	$ 264.0	51%	$ 36.6	14%
Mortgage Services	43.2	8%	37.9	8%	5.3	14%
Canadian Operations	54.5	9%	48.0	9%	6.5	14%
Total North America Information Services	398.3	69%	349.9	68%	48.4	14%
Credit Marketing Services	73.0	13%	66.6	13%	6.4	10%
Direct Marketing Services	48.6	8%	48.6	9%	—	0%
Total Marketing Services	121.6	21%	115.2	22%	6.4	6%
Personal Solutions	59.1	10%	49.3	10%	9.8	20%
	$ 579.0	100%	$ 514.4	100%	$ 64.6	13%

Our North America revenue excluding the impact of the FACT Act (non-GAAP) for the first six months of 2005 and 2004 is as follows:

	Six Months Ended June 30,
	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(In millions)
Equifax North America Revenue:
U.S. Consumer and Commercial Services	$ 283.5	51%	$ 264.0	51%	$ 19.5	7%
Mortgage Services	41.7	7%	37.9	8%	3.8	10%
Canadian Operations	54.5	10%	48.0	9%	6.5	14%
Total North America Information Services	379.7	68%	349.9	68%	29.8	9%
Credit Marketing Services	73.0	13%	66.6	13%	6.4	10%
Direct Marketing Services	48.6	9%	48.6	9%	$ —	0%
Total Marketing Services	121.6	22%	115.2	22%	6.4	6%
Personal Solutions	59.1	10%	49.3	10%	9.8	20%
	$ 560.4	100%	$ 514.4	100%	$ 46.0	9%

Equifax North America

Information Services

U.S. Consumer and Commercial Services revenues for the first six months of 2005 increased 14%, from $264.0 million to $300.6 million. U.S. Consumer and Commercial Services revenues for the first six months of 2005 grew $19.5 million, 7% of the 2005 improvement, when compared to the same period in 2004 due to increased sales to our specialty and financial services customers and increased sales of our affiliate services and small business services products. Included in U.S. Consumer and Commercial Services revenue for 2005 was $17.1 million, or 7%, of the 2005 improvement for the regulatory recovery fee related to the FACT Act. In our Consumer Information business, volume increased 8%.

Mortgage Services revenue for the first six months of 2005 increased 14%, from $37.9 million to $43.2 million, including $1.5 million from the regulatory recovery fee related to the FACT Act. Mortgage Services revenue increased when compared to the same period in 2004, primarily due to new customers, increased market share and favorable market conditions.

Canadian operations increased $6.5 million, or 14%; excluding the favorable impact of currency, revenue was up 9% when compared to 2004 due to increased volume.

The first six months of 2005 operating income was $165.1 million for Information Services, primarily the result of increased volume in our U.S. and Canadian Consumer and Commercial Information Services businesses.

Marketing Services

Credit Marketing Services revenues for the first six months of 2005 increased $6.4 million, or 10%, compared to the same period in 2004. The favorable year-over-year comparison is primarily due to increased volume from existing customers. Somewhat offsetting the favorable performance of Credit Marketing Services was weakness in Direct Marketing Services, where revenues remained flat, due to weak market conditions as compared to the comparable period in 2004. Operating income for the first six months of 2005 was $38.2 million for Marketing Services, an increase of $9.6 million, or 34%, resulting primarily from increased credit marketing revenue, reduced production related expenses for our traditional mail products and a $2.4 million asset impairment charge taken during the first six months of 2004.

Personal Solutions

Personal Solutions revenues for the first six months of 2005 increased $9.8 million, or 20%, compared to the same period in 2004 due to increased volume and new products introduced during the second half of 2004. The first six months of operating income was $7.3 million for Personal Solutions, a decrease of $4.9 million, or 40%, primarily due to an increase in advertising and other promotional campaigns when comparing the two periods.

Equifax Europe

Equifax Europe continued to improve its profit and operating margins through increased revenue and expense reductions. Positive performance in our consumer line resulted in improved profit in the U.K. Equifax Europe revenues increased from $68.4 million in the first six months of 2004 to $71.7 million in the same period of 2005, including a favorable currency impact of $2.1 million. Operating income for the first six months of 2005 increased $3.3 million, or 27%, when compared to the same period a year ago. The improvement in operating income was driven by increased volume, expense reductions and the impact of foreign currency. The overall performance of our European operations reflects the current softness in the European economy.

In October   2004, we sold our Italian businesses and reclassified the 2004 results of Italy in discontinued operations.

Equifax Latin America

Revenues of our Equifax Latin America segment increased 32% to $56.1 million in the first six months of 2005. Local currency fluctuation against the U.S. dollar favorably impacted our Latin America revenues by $5.1 million and Latin America operating profit by $1.2 million.

Operating income increased to $14.4 million for the first six months of 2005, compared to $7.6 million for the same period in 2004. This increase was primarily the result of higher sales volumes. Equifax Latin America operating margin was 26% for the six months ended June 30, 2005, versus 18% for the same period in 2004.

General Corporate Expense

Our “general corporate expenses” are expenses that are incurred at the corporate level in support of our business units, and ultimately the reportable segments. These expenses include shared services and administrative and legal expenses. General corporate expense was $39.3 million for the six months ended June 30, 2005, compared to $29.8 million for the same period in 2004. This increase was primarily driven by increased benefit and incentive costs.

Other Income, Net

Other income, net, of $5.1 million for the first six months of 2005, is comprised primarily of income from our share of collections related to the sale of our risk management collections business in 2000. Other income, net, was $43.0 million for the same period in 2004, comprised primarily of our before-tax gain of $36.8 million from the sale of our investment in Intersections Inc.

Consolidated Outlook

During the remainder of 2005 we expect:

•                    Continued modest growth in the U.S. economy.

•                    U.S. Consumer and Commercial Services will continue its steady growth.

•                    Marketing Services’ performance to continue to be positively impacted by new product introductions and the implementation of our new Accel technology platform.

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

Cash from Operations

For the six months ended June 30, 2005, we generated $128.5 million of cash flow from operating activities compared to $111.5 million for the six months ended June 30, 2004, a 15% increase. For the six months ended June 30, 2005, we generated $106.4 million of free cash flow (a non-GAAP measure) compared to $91.4 million for the six months ended June 30, 2004, a 16% increase. The major source of cash flow for the first six months of 2005 was net income of $121.2 million, net of $40.0 million in depreciation and amortization. Total working capital, excluding debt, at June 30, 2005 was $115.6 million and at December 31, 2004 was $98.4 million.

Investing Activities

Including capital expenditures, we used net cash of $116.5 million for the first six months of 2005, primarily for acquisitions. During the first six months of 2004, we provided net cash of $23.4 million, related primarily to proceeds from the sale of Intersections Inc., offset by capital expenditures and acquisitions. During the first six months of 2005, in order to continue to grow our credit data franchise, we acquired the credit files, contractual rights to territories (generally states or integration areas) and customer relationships and related businesses of one independent credit reporting agency in the U.S. and one in Canada that house consumer information on our system. In March 2005, we acquired APPRO to broaden and further strengthen our enabling technologies capabilities in our North America Information Services business (see Note 3 of the Notes to Consolidated Financial Statements). We paid a total of approximately $91.5 million in cash to the stockholders and option holders of APPRO. The net cash impact to us of the acquisition will be approximately $74.9 million after disposition of certain assets. We financed the purchase price of the acquisition through available cash and approximately $72.0 million in borrowings under our existing trade-receivables backed revolving credit facility. We acquired these businesses for $104.5 million in cash, net of cash acquired.

Capital expenditures used cash in the amounts of $22.1 million and $20.1 million for the first six months of 2005 and 2004, respectively. Our capital expenditures are used for developing, enhancing and deploying new and existing technology platforms, replacing or adding equipment, updating systems for regulatory compliance, licensing software applications and investing in disaster recovery systems. In the first six months of 2005 and 2004, FACT Act-related capital expenditures totaled $2.1 million and $1.5 million, respectively.

Financing Activities

Net cash used by financing activities during the first six months of 2005 totaled $17.7 million, compared with $150.0 million for the first six months of 2004. Net borrowings on short-term debt were $11.4 million for the first six months of 2005, primarily to fund the APPRO acquisition. Net payments on short-term debt were $91.5 million for the first six months of 2004. Additionally, we used $55.0 million during the first six months of 2005 for the purchase of 1.7 million shares of our common stock at an average price of $32.84. We received $10.1 million from the sale of investments. In March 2005, we increased our dividend per share from $0.03 per share to $0.04 per share. In March 2004, we increased our dividend per share from $0.02 per share to $0.03 per share. We paid cash dividends of $9.4 million and $6.9 million for the six months ended June 30, 2005 and 2004, respectively. We received cash of $31.0 million and $15.6 million for the first six months of 2005 and 2004, respectively, from the exercise of stock options.  We redeemed our 6.3% Notes on July 1, 2005, by utilizing borrowings of $165.0 million under our U.S. senior unsecured revolving credit agreement and $85.0 million under our asset securitization facility.

At June 30, 2005, we also had interest rate swap agreements in place to convert the interest rate on our 6.3% $250.0 million senior unsecured Notes due 2005 from fixed rate to floating through their maturity on July 1, 2005. These swaps have been designated as fair value hedges, were documented as fully effective under SFAS No. 133 and were valued on a mark-to-market basis as an asset totaling $2.4 million at June 30, 2005. The offsetting liability of $2.4 million is included in short-term debt in the accompanying Consolidated Balance Sheets. The swap agreements were settled on July 1, 2005 with a payment to us of $2.4 million.

At June 30, 2005, our remaining authorized share repurchase program was approximately $184.3 million.

Cash and Cash Equivalents

Our cash and cash equivalents balance was $44.7 million and $52.1 million at June 30, 2005 and December 31, 2004, respectively.

Revolving Credit Facilities

In August 2004, we entered into a new five-year, $500.0 million senior unsecured revolving credit agreement. The new facility provides for a variable interest rate tied to a Base Rate, the London InterBank Offered Rate (“LIBOR”) plus a specified margin or competitive bid options. Under our senior credit agreement, we must comply with financial covenants, including a maximum leverage ratio and minimum interest coverage ratio and other non-financial covenants which are described in Note 7 to our Consolidated Financial Statements in our 2004 Form 10-K. As of June 30, 2005, there were no borrowings outstanding and we were in compliance with our covenants under the senior revolving credit agreement.

In September 2004, we entered into a new trade receivables-backed revolving credit facility. Under the terms of the transaction, a wholly-owned subsidiary of Equifax may borrow up to $125.0 million, subject to borrowing base availability and other terms and conditions, for general corporate purposes. The credit facility has an expiration date of September 6, 2005, but may be extended for an additional period of up to three years if specified conditions are satisfied. Loans will bear interest based at commercial paper rates, LIBOR or Base Rate plus a specified margin. Outstanding debt under the facility will be consolidated on our balance sheet for financial reporting purposes. As of June 30, 2005, $94.1 million was available and no borrowings were outstanding under this facility.

In November 2004, we entered into a C$25.0 million revolving credit facility that replaced the C$100.0 million facility that expired in September 2004. The C$25.0 million facility expires in September 2005. There were no borrowings outstanding under this facility at June 30, 2005.

Contractual Obligations and Commercial Commitments

We believe that anticipated cash flows provided by our operating activities, together with current cash and cash equivalent balances and access to committed and uncommitted credit facilities and the capital market, if required, will be sufficient to meet our projected cash requirements for the next 12 months, and the foreseeable future thereafter, although any projections of future cash needs and cash flows are subject to substantial uncertainty. A potential extraordinary use of cash would be the option that Computer Sciences Corporation (“CSC”) can exercise to sell its credit reporting business to us at any time prior to 2013. The option exercise price will be determined by an appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if CSC were to exercise the option today, the option price would be approximately $650.0 to $700.0 million. This estimate is based solely on our internal analysis of the value of the business, current market conditions and other factors, all of which are subject to constant change. If CSC were to exercise its option, we would have to obtain additional sources of funding. We believe that this funding would be available from sources such as additional bank credit and the issuance of public debt or equity financings. However, the availability and terms of any such financing would be subject to a number of factors, including credit market conditions, the condition of the equity markets, general economic conditions and our financial performance and condition. Because we do not control the timing of CSC’s exercise of its option, we could be required to seek such financing and increase our indebtedness at a time when market or other conditions are unfavorable.

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

Off-Balance Sheet Arrangements

Other than facility leasing arrangements, we do not engage in off-balance sheet financing activities. We have entered into a synthetic lease on our Atlanta corporate headquarters building in order to provide us with favorable financing terms with regard to this facility. This $29.0 million lease was entered into in 1998 and expires in 2010. Total lease payments for the remaining term total $8.8 million. Under this synthetic lease arrangement, we have also guaranteed the residual value of the leased property to the lessor. In the event that the property were to be sold by the lessor at the end of the lease term, we would be responsible for any shortfall of the sales proceeds, up to a maximum amount of $23.2 million, which equals 80% of the value of the property at the beginning of the lease term. Based on an appraisal of the property at December 31, 2004, we determined that its fair value is $25.0 million. The $4.0 million shortfall against the residual value guarantee is being recognized as an expense ratably over the remaining lease term.

Letters of Credit and Guarantees

We will, from time to time, issue standby letters of credit, performance bonds or other guarantees in the normal course of our business. The aggregate notional amount of all performance bonds and standby letters of credit is less than $2.0 million. We provide these guarantees from time to time to support the needs of our operating units. Except for our guarantee of the synthetic lease referred to above, our only outstanding guarantee that is not reflected as a liability on our balance sheets was extended in connection with the sale of our risk management collections business to RMA Holdings, LLC (“RMA”) in October 2000, at which time we guaranteed the operating lease payments of a partnership affiliated with RMA. The operating lease, which expires December 11, 2011, has a remaining balance of $8.6 million based on the undiscounted value of remaining lease payments at June 30, 2005.

On July 7, 2005, RMA announced an agreement to sell substantially all of its assets to NCO Group, Inc. for $118.8 million in cash, subject to certain closing adjustments and the assumption of certain liabilities. In conjunction with the agreement, RMA and several of its domestic affiliates filed for protection under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Northern District of Ohio, Eastern Division. RMA has obtained post-petition financing and agreed to continue making payments under the lease during the post-petition period. We expect no material losses to occur in connection with this instrument and accordingly have not accrued a liability related thereto.

Subsidiary Funds Transfer Limitations

The ability of certain of our subsidiaries and associated companies to transfer funds is limited in some cases by foreign government regulations. At June 30, 2005, the amount of equity subject to such restrictions for consolidated subsidiaries was not material.

Inflation

We do not believe that the rate of inflation has had a material effect on our operating results. However, inflation could adversely affect our future operating results if it were to result in substantial weakening in economic conditions.

Critical Accounting Policies and Estimates

Management of Equifax makes a number of significant estimates, assumptions and judgments in the preparation of its financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies and Estimates” in our 2004 Form 10-K for a discussion of the estimates and judgments necessary in our accounting for revenue recognition, allowance for doubtful accounts, valuation of long-lived and intangible assets, legal contingencies, income taxes and retirement plans.

Accounting Changes

See Notes 1 and 14 to the Consolidated Financial Statements for a discussion of accounting changes and recently issued accounting pronouncements.

Forward-Looking Statements

The preceding discussion contains statements that relate to Equifax’s future plans, objectives, expectations, performance, events and the like that may constitute “forward-looking statements” within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seeks,” “plan,” “project,” “continue,” “predict” and other words or expressions of similar meaning are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are based on our current expectations about future events or results and information that is currently available to us, involve assumptions, risks and uncertainties, and speak only as of the date on which such statements are made. Our actual results may differ materially from those expressed or implied in these forward-looking statements. Those factors include, but are not limited to, changes in worldwide and U.S. economic conditions that materially impact consumer spending and consumer debt, changes in demand for Equifax’s products and services, our ability to develop  new products and services, pricing and other competitive pressures, risks relating to illegal third party efforts to access data, risks associated with the integration of acquisitions and other investments, the outcome of our litigation, changes in laws and regulations governing our business, including the cost of compliance with the Fair and Accurate Credit Transactions Act and federal or state responses to identity theft concerns, and certain other factors discussed under the caption “Risk Factors” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2004 Form 10-K, and in our other filings with the SEC. Equifax undertakes no duty to update these forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2004 Form 10-K. There were no material changes to our market risk exposure during the first six months of 2005.

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

PART II. OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

In the third quarter of 2003, the Canada Revenue Agency (“CRA”) issued Notices of Reassessment asserting that Acrofax, Inc., a wholly owned Canadian subsidiary of Equifax, is liable for additional tax for the 1995 through 2000 tax years, related to certain intercompany capital contributions and loans. In 1995, Acrofax invested 30 million U.K. pounds in Luxembourg S.A., a Luxembourg subsidiary of Equifax (“LUX”), which subsequently lent that amount to Equifax PLC, a U.K. subsidiary of Equifax. In June 2000, Acrofax distributed via dividend shares of LUX to Equifax Credit Information Services, Inc., another subsidiary of Equifax. The CRA claimed that (1) by using LUX as an intermediary, Acrofax avoided paying tax on interest earned on the loan to Equifax PLC and is therefore taxable on the dividends it received from LUX; and (2) in the alternative, the transactions should be recharacterized as a loan directly from Acrofax to Equifax PLC and tax should be paid by Acrofax on the amount of interest income that it would have received from such a loan as well as withholding tax on the loan principal. The additional tax sought by the CRA for these periods ranges, based on alternative theories, from $7.1 million to $15.8 million, plus interest and penalties. Acrofax has filed Notices of Objection in response to the Notices of Reassessment. On September 2, 2003, we made a statutorily-required deposit of $5.7 million against the CRA’s primary assessment theory. We intend to vigorously contest these reassessments and do not believe we have violated any statutory provision or rule.

On December 30, 2003, Equifax and Naviant served a demand for arbitration alleging, among other things, that the shareholder sellers of Naviant had breached various representations and warranties concerning information furnished to us in connection with our acquisition of Naviant in 2002. The arbitration demand seeks rescission of our Naviant purchase and the recovery of the purchase price or, in the alternative, recovery of monetary damages on various grounds. On March 22, 2004, we recommenced our demand for arbitration in order to utilize the procedures of the American Arbitration Association. Some of the respondents have answered and denied liability. Following the dismissal of the action described in the next paragraph, a schedule was established for the arbitration, which is now underway. We cannot at this time predict the probable outcome of this matter.

On April 28, 2004, in a case captioned Softbank Capital Partners LP, et al. v. Equifax Inc. and Naviant, Inc., certain of the former shareholders of Naviant filed suit in the U.S. District Court for the Southern District of Florida seeking declaratory relief to prevent Equifax and Naviant from proceeding with the arbitration discussed in the preceding paragraph, except for claims asserted against Softbank Capital Partners LP, as Shareholders’ Representative. On March 31, 2005, the District Court denied plaintiffs’ motion for partial summary judgment, granted Equifax’s and Naviant’s motion to dismiss and dismissed the lawsuit. Plaintiffs appeal of the dismissal was dismissed by the U.S. Court of Appeals for the Eleventh Circuit on jurisdictional grounds. Although Equifax believes it and Naviant have substantial factual and legal defenses to plaintiffs’ claims, we cannot at this time predict the outcome of this matter.

On August 13, 2004, in a case captioned Equifax Inc. v. Austin Ventures VIII, L.P., et al., Equifax filed suit in the U.S. District Court for the Southern District of Florida to preserve its claims against the shareholder sellers of Naviant pending the arbitration proceeding described above. On June 20, 2005, the District Court granted the request of Equifax to stay the litigation pending the arbitration.

On November 19, 2004, an action was commenced captioned Robbie Hillis v. Equifax Consumer Services, Inc. and Fair Isaac, Inc., in the U.S. District Court for the Northern District of Georgia. Plaintiff asserts that defendants have jointly sold Equifax’s Score Power® credit score product in violation of certain procedural requirements under the Credit Repair Organizations Act (“CROA”). Plaintiff contends that Equifax Consumer and Fair Isaac are “credit repair organizations” under CROA and that the transaction by which he purchased Score Power® was in violation of CROA and fraudulent. Plaintiff seeks certification of a class on behalf of all individuals who purchased such services from defendants within the five-year period prior to the filing of the complaint. Plaintiff seeks unspecified damages, attorneys’ fees and costs. On May 23, 2005, the District Court denied defendants’ partial motions to dismiss the case and the defendants have answered, denying all liability or wrongdoing.  Equifax denies any liability or wrongdoing, denies that a class action is appropriate and will vigorously defend against all claims.

On March 25, 2004, the National Credit Reporting Association, Inc. (“NCRA”), a trade association of mortgage credit information resellers, and, separately, 23 of NCRA’s members, commenced suits against Equifax, Experian Information Solutions and TransUnion alleging various violations of antitrust and unfair practices laws. After a variety of rulings on procedural and substantive issues, including grants on two occasions of all or part of defendants’ motions to dismiss, the remaining claims of all plaintiffs have been consolidated under a Third Amended Complaint, filed June 29, 2005, in an action captioned Standfacts Credit Services, et al. v. Experian Informations Solutions, Inc., Equifax Inc., and TransUnion, LLC, pending in the U.S. District Court for the Central District of California. Plaintiffs seek to represent a class of all resellers that have purchased information from defendants since March, 2000, and allege that the defendants have conspired to monopolize, have discriminated among resellers in pricing and have treated resellers unfairly. The amended complaint seeks injunctive relief and unspecified amounts of damages. Equifax denies any liability or wrongdoing, denies that a class action is appropriate and will vigorously defend against all claims.

On October 13, 2004, an action captioned Nunnally et al. v. Equifax Information Services LLC was commenced in the U.S. District Court for the Northern District of Alabama. The complaint alleges that the Company violated the Fair Credit Reporting Act by failing to provide a full disclosure along with its reinvestigation results sent to consumers that disputed the accuracy of their consumer reports. Plaintiffs seek to represent a class of all consumers to which the Company allegedly failed to send a complete disclosure after completion of reinvestigation. Plaintiffs are seeking unspecified damages, attorneys’ fees and costs. On February 4, 2005, the District Court denied our motion to dismiss the complaint, but certified the issue for immediate appeal and stayed the case. The U.S. Court of Appeals for the Eleventh Circuit granted our motion to appeal and the appeal is now pending. Equifax believes it has meritorious defenses to the claims asserted and intends to vigorously defend this case.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Share Repurchases

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended June 30, 2005:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased as	Shares that May
	Number	Price	Part of Publicly	Yet Be Purchased
	of Shares	Paid Per	Announced Plans	Under the Plans or
Period	Purchased(1)	Share(2)	or Programs	Programs(3)
April 1—April 30, 2005	141,188	$33.47	135,000	$209,828,402
May 1—May 31, 2005	647,655	35.01	484,000	192,885,042
June 1—June 30, 2005	244,884	34.98	244,200	184,343,470
Total	1,033,727	$34.76	863,200	$184,343,470

(1)          The total number of shares purchased includes: (i) shares purchased pursuant to our publicly announced share repurchase program; and (ii) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 6,188 shares, 163,655 shares and 684 shares for the months of April 2005, May 2005 and June 2005, respectively.

(2)          Average price paid per share for shares purchased as part of our publicly announced plan (includes brokerage commissions).

(3)          Our publicly announced share repurchase program was last amended by our Board of Directors on August 6, 2004, to authorize the repurchase of $250.0 million of our common stock (in addition to the remaining authorization of $33.0 million from the Board’s prior authorization) from time to time, directly or through brokers or agents, and has no stated expiration date.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2005 Annual Meeting of Shareholders was held on May 17, 2005. A total of 120,053,037 of our shares were present or represented by proxy at the meeting. This represented more than 88% of the Company’s shares outstanding.

1.     Each nominee for director was re-elected as a Class II director for a three-year term expiring on the date of the annual meeting in 2008, as follows:

Name	Shares Voted For	Shares Withheld
Thomas F. Chapman	117,295,344	2,757,693
James E. Copeland, Jr.	118,817,569	1,235,468
Lee A. Kennedy	117,349,654	2,703,383
D. Raymond Riddle	117,747,486	2,305,551

There were no broker non-votes for the election of the four directors.

Other directors whose terms of office continued after the meeting were as follows:

Class I (Term Expiring 2006)	Class III (Term Expiring 2007)
Charles G. Betty	John L. Clendenin
Larry L. Prince	A. William Dahlberg
Jacquelyn M. Ward	L. Phillip Humann

2.     The shareholders also ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2005, as follows:

For	Against	Abstain
118,652,469	545,321	855,247

There were no broker non-votes on this matter.

ITEM 6.                EXHIBITS

The following is a complete list of Exhibits included as part of this Report. A list of those documents filed with this Report is set forth on the Index to Exhibits appearing elsewhere in this Report and is incorporated by reference:

Exhibit No.	Description
11	Computation of per share earnings.*
31.1	Certification of Thomas F. Chapman, Chairman and Chief Executive Officer of Equifax Inc., pursuant to Rule 13a-14(a).
31.2	Certification of Donald T. Heroman, Chief Financial Officer of Equifax Inc., pursuant to Rule 13a-14(a).
32.1	Certification of Thomas F. Chapman, Chairman and Chief Executive Officer of Equifax Inc., pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Donald T. Heroman, Chief Financial Officer of Equifax Inc., Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Financial measures that supplement generally accepted accounting principles.

*                    Data required by Statement of Financial Accounting Standards No. 128, Earnings Per Share, is provided in Note 1 to the consolidated financial statements in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUIFAX INC. (Registrant)
Date: August 4, 2005	By:	/s/ THOMAS F. CHAPMAN
Thomas F. Chapman Chairman and Chief Executive Officer
Date: August 4, 2005		/s/ DONALD T. HEROMAN
Donald T. Heroman Chief Financial Officer

INDEX TO EXHIBITS

The following documents are being filed with this Report.

Exhibit No.	Description
11	Computation of per share earnings.*
31.1	Certification of Thomas F. Chapman, Chairman and Chief Executive Officer of Equifax Inc., pursuant to Rule 13a-14(a).
31.2	Certification of Donald T. Heroman, Chief Financial Officer of Equifax Inc., pursuant to Rule 13a-14(a).
32.1	Certification of Thomas F. Chapman, Chairman and Chief Executive Officer of Equifax Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Donald T. Heroman, Chief Financial Officer of Equifax Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Financial measures that supplement generally accepted accounting principles.

*                    Data required by Statement of Financial Accounting Standards No. 128, Earnings Per Share, is provided in Note 1 to the consolidated financial statements in this report.