Form 10-Q
period 2005-09-30
EQUIFAX INC
filed 2005-11-07
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2005
Common Stock, $1.25 Par Value	129,868,318

EQUIFAX INC.
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

EQUIFAX
CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)
	(In millions, except par values)
ASSETS
Current Assets:
Cash and cash equivalents	$41.5	$52.1
Trade accounts receivable, net of allowance for doubtful accounts of $10.0 in 2005 and $9.3 in 2004	224.0	195.1
Deferred income tax assets	14.3	13.2
Other current assets	24.9	38.7
Current assets from discontinued operations	—	0.5
Total current assets	304.7	299.6
Property and Equipment:
Land, buildings and improvements	29.5	30.2
Data processing equipment and furniture	284.2	297.9
	313.7	328.1
Less accumulated depreciation	175.7	189.8
	138.0	138.3
Goodwill, net	832.7	747.5
Purchased Intangible Assets, net	332.0	281.3
Other Assets, net	105.6	90.5
	$1,713.0	$1,557.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt and current maturities	$88.8	$255.7
Accounts payable	5.1	9.7
Other current liabilities	202.4	191.2
Current liabilities of discontinued operations	—	0.3
Total current liabilities	296.3	456.9
Long-Term Debt	518.8	398.5
Deferred Revenue	4.1	9.8
Deferred Income Tax Liabilities	78.9	38.6
Other Long-Term Liabilities	117.2	129.8
Total liabilities	1,015.3	1,033.6
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.01 par value: Authorized shares—10.0; Issued shares—none	—	—
Common stock, $1.25 par value: Authorized shares—300.0;
Issued shares—184.7 in 2005 and 182.0 in 2004;
Outstanding shares—129.8 in 2005 and 129.4 in 2004	230.9	227.5
Paid-in capital	539.2	466.9
Retained earnings	1,467.7	1,298.8
Accumulated other comprehensive loss	(251.3)	(267.0)
Treasury stock, at cost, 50.3 shares in 2005 and 47.7 shares in 2004	(1,223.0)	(1,133.4)
Stock held by employee benefits trusts, at cost, 4.6 shares in 2005 and 4.9 shares in 2004	(65.8)	(69.2)
Total shareholders’ equity	697.7	523.6
	$1,713.0	$1,557.2

See Notes to Consolidated Financial Statements.

EQUIFAX
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED September 30,
	2005	2004
	(In millions, except per share amounts)
Operating revenue	$375.3	$319.9
Costs and expenses:
Costs of services	153.0	134.4
Selling, general and administrative expenses	94.5	70.8
Depreciation and amortization	20.5	19.0
Total costs and expenses	268.0	224.2
Operating income	107.3	95.7
Other income, net	4.8	2.4
Minority interests in earnings, net of tax	(1.0)	(0.8)
Interest expense	(8.6)	(9.2)
Income from continuing operations before income taxes	102.5	88.1
Provision for income taxes	(40.0)	(34.8)
Income from continuing operations	62.5	53.3
Discontinued operations
Loss from discontinued operations, net of income tax expense of $0.0 in 2005 and $0.1 in 2004	—	(0.1)
Net income	$62.5	$53.2
Per common share (basic):
Income from continuing operations	$0.48	$0.41
Discontinued operations	—	(0.01)
Net income	$0.48	$0.40
Shares used in computing basic earnings per share	129.9	130.7
Per common share (diluted):
Income from continuing operations	$0.47	$0.40
Discontinued operations	—	—
Net income	$0.47	$0.40
Shares used in computing diluted earnings per share	132.5	132.5
Dividends per common share	$0.04	$0.03

See Notes to Consolidated Financial Statements.

EQUIFAX
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	NINE MONTHS ENDED September 30,
	2005	2004
	(In millions, except per share amounts)
Operating revenue	$1,082.1	$945.2
Costs and expenses:
Costs of services	443.3	394.8
Selling, general and administrative expenses	262.3	211.2
Depreciation and amortization	60.5	60.7
Asset impairment and related charges	—	2.4
Total costs and expenses	766.1	669.1
Operating income	316.0	276.1
Other income, net	9.9	45.4
Minority interests in earnings, net of tax	(3.6)	(2.3)
Interest expense	(27.5)	(25.8)
Income from continuing operations before income taxes	294.8	293.4
Provision for income taxes	(111.1)	(111.3)
Income from continuing operations	183.7	182.1
Discontinued operations
Loss from discontinued operations, net of income tax benefit of $0.0 in 2005 and $1.8 in 2004	—	(4.9)
Net Income	$183.7	$177.2
Per common share (basic):
Income from continuing operations	$1.42	$1.38
Discontinued operations	—	(0.04)
Net income	$1.42	$1.34
Shares used in computing basic earnings per share	129.8	131.8
Per common share (diluted):
Income from continuing operations	$1.39	$1.36
Discontinued operations	—	(0.04)
Net income	$1.39	$1.32
Shares used in computing diluted earnings per share	132.6	133.8
Dividends per common share	$0.11	$0.08

See Notes to Consolidated Financial Statements.

EQUIFAX
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED September 30,
	2005	2004
	(In millions)
Cash flows from operating activities:
Net income	$183.7	$177.2
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Gain on sale of investment in Intersections Inc.	—	(36.8)
Loss from discontinued operations	—	4.9
Depreciation and amortization	60.5	60.7
Asset impairment and related charges	—	2.4
Income tax benefit from stock plans	13.0	4.4
Deferred income taxes	13.7	14.0
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(21.4)	(22.5)
Current liabilities, excluding debt	(4.5)	5.3
Other current assets	10.9	4.5
Other long-term liabilities, excluding debt	(11.8)	1.9
Other assets	(12.3)	(10.3)
Other	—	(0.1)
Cash provided by operating activities	231.8	205.6
Investing activities:
Additions to property and equipment	(33.3)	(33.0)
Acquisitions, net of cash acquired	(121.8)	(17.4)
Proceeds from sale of investments	10.1	59.4
Deferred payments on prior year acquisitions	—	(1.4)
Cash (used) provided by investing activities	(145.0)	7.6
Financing activities:
Net short-term borrowings (payments)	88.6	(133.1)
Additions to long-term debt	180.1	—
Payments on long-term debt	(310.0)	(0.6)
Treasury stock purchases	(95.0)	(103.0)
Dividends paid	(14.8)	(11.0)
Proceeds from exercise of stock options	47.7	22.5
Other	6.5	(2.1)
Cash used by financing activities	(96.9)	(227.3)
Effect of foreign currency exchange rates on cash	(0.5)	(3.7)
Cash provided by discontinued operations	—	1.6
Decrease in cash and cash equivalents	(10.6)	(16.2)
Cash and cash equivalents, beginning of year	52.1	38.1
Cash and cash equivalents, end of period	$41.5	$21.9

See Notes to Consolidated Financial Statements.

EQUIFAX

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

							Stock
					Accumulated		Held By
	Common Stock:				Other		Employee	Total
	Shares		Paid-In	Retained	Comprehensive	Treasury	Benefits	Shareholders’
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Trusts	Equity
	(In millions)
Balance, December 31, 2004	129.4	$227.5	$466.9	$1,298.8	$(267.0)	$(1,133.4)	$(69.2)	$523.6
Net income	—	—	—	183.7	—	—	—	183.7
Other comprehensive income	—	—	—	—	15.7	—	—	15.7
Shares issued under stock plans	2.5	3.4	52.4	—	—	(5.4)	—	50.4
Shares issued under benefits plans	0.3	—	2.5	—	—	—	3.4	5.9
Shares issued under treasury stock	0.4	—	4.0	—	—	10.8	—	14.8
Income tax benefit from stock plans	—	—	13.0	—	—	—	—	13.0
Treasury stock purchased	(2.8)	—	—	—	—	(95.0)	—	(95.0)
Cash dividends	—	—	—	(14.8)	—	—	—	(14.8)
Dividends from employee benefits trusts	—	—	0.4	—	—	—	—	0.4
Balance, Septebmer 30, 2005 (Unaudited)	129.8	$230.9	$539.2	$1,467.7	$(251.3)	$(1,223.0)	$(65.8)	$697.7

Accumulated Other Comprehensive Loss consists of the following components:

	September 30,	December 31,
	2005	2004
	(Unaudited)
	(In millions)
Foreign currency translation	$(132.1)	$(148.2)
Minimum pension liability, net of accumulated tax of $70.2 in 2005 and 2004	(118.0)	(117.0)
Cash flow hedging transactions, net of tax of $1.0 in 2005 and $1.1 in 2004	(1.2)	(1.8)
	$(251.3)	$(267.0)

Comprehensive Income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In millions)
Net income	$62.5	$53.2	$183.7	$177.2
Other comprehensive income (loss):
Foreign currency translation adjustment	15.0	17.6	16.1	3.0
Change in cumulative loss from cash flow hedging transactions	0.4	(0.3)	0.6	0.3
Supplemental retirement plan minimum liability adjustment	—	—	(1.0)	1.0
	$77.9	$70.5	$199.4	$181.5

See Notes to Consolidated Financial Statements.

EQUIFAX
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2005

As used herein, the terms “Equifax,” “the Company,” “we,” “our” and “us” refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

1.   BASIS OF PRESENTATION

We have prepared the accompanying unaudited Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. This information reflects all adjustments which in the opinion of management are necessary for a fair presentation of the statement of financial position as of September 30, 2005, and the results of operations for the three and nine month periods ending September 30, 2005 and 2004 and the cash flows for the nine month periods ending September 30, 2005 and 2004. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. We believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform to the current year presentation. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our annual report on Form 10-K/A for the fiscal year ended December 31, 2004 (“2004 Form 10-K”). That report includes a summary of our critical accounting policies. There have been no material changes in our accounting policies during fiscal 2005.

Use of Estimates.   The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

Earnings Per Share.   Our basic earnings per share (“EPS”) is calculated as income from continuing operations or net income divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. The income amounts used in both our basic and diluted EPS calculations is the same. A reconciliation of the weighted average outstanding shares used in the two calculations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions)
Weighted average shares outstanding (basic)	129.9	130.7	129.8	131.8
Effect of dilutive securities:
Stock options	2.0	1.3	2.2	1.5
Long-term incentive plans	0.6	0.5	0.6	0.5
Weighted average shares outstanding (diluted)	132.5	132.5	132.6	133.8

Stock-Based Compensation.   In accordance with the accounting provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation—Transitional Disclosure,” we have elected to apply Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations in accounting for our stock option and performance share plans. Accordingly, by our use of the intrinsic value method to account for stock-based employee compensation, we do not recognize compensation cost in connection with our stock options since the strike price was equal to the fair value of the underlying stock on the date of grant.

The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	September 30, 2005	September 30, 2004
Expected Life in Years	4.5	4.6
Risk Free Interest Rate	3.68%	3.19%
Volatility	31.44%	33.70%
Dividend Yield	0.5%	0.5%

If we had elected to recognize compensation cost for these plans based on the fair value at grant date as prescribed by SFAS No. 123, net income and net income per share would have been reduced to the pro forma amounts indicated in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions, except per share data)
Net income, as reported	$62.5	$53.2	$183.7	$177.2
Add: Total stock-based employee compensation expense, net of related tax effect, included in reported net income	1.3	0.3	3.7	1.0
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(3.0)	(1.9)	(8.6)	(5.1)
Pro forma net income	$60.8	$51.6	$178.8	$173.1
Earnings per share:
Basic—as reported	$0.48	$0.40	$1.42	$1.34
Basic—pro forma	$0.47	$0.39	$1.38	$1.32
Diluted—as reported	$0.47	$0.40	$1.39	$1.32
Diluted—pro forma	$0.46	$0.39	$1.35	$1.31

2.   NATURE OF OPERATIONS

We collect, organize and manage various types of financial, demographic and marketing information. Our products and services enable businesses to make credit and marketing decisions, manage their portfolio risk and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as state and federal government entities. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to individuals. We have approximately 4,600 employees worldwide and manage our business globally through the following three reportable segments: Equifax

North America, Equifax Europe and Equifax Latin America. Our operations are predominantly located within the U.S., with foreign operations principally located in Canada, the U.K. and Brazil.

Our products and services are categorized as follows: Information Services, Marketing Services and Personal Solutions. Information Services products, services and databases allow customers to make real time risk and marketing decisions about consumers and commercial enterprises. Marketing Services information products and databases enable customers to identify a target audience for marketing various products and services and Personal Solutions products and services provide information to consumers which enable them to reduce their exposure to identity fraud and to better manage their credit health.

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

3.   ACQUISITIONS

On August 29, 2005, we acquired BeNow Inc. (“BeNow”), a provider of leading edge solutions to multi-channel marketers, as a part of our Marketing Services business. BeNow combines database management and analytics to support customer marketing campaigns and optimize market opportunities in particular industries. We paid a total of approximately $17.5 million in cash to the stockholders of BeNow. The net cash impact to us of the acquisition was approximately $16.7 million. We financed the purchase price of the acquisition through available cash and approximately $5.9 million in short-term borrowings.

To broaden and further strengthen our enabling technologies capabilities in our North America Information Services business, we acquired APPRO Systems, Inc. (“APPRO”) on March 15, 2005. APPRO provides automated credit risk management and financial technologies for consumer, commercial and retail banking lending operations. We paid a total of approximately $91.5 million in cash to the stockholders and option holders of APPRO. The net cash impact to us of the acquisition was approximately $74.9 million after disposition of certain assets. We financed the purchase price of the acquisition through available cash and approximately $72.0 million in borrowings under our existing trade receivables-backed revolving credit facility.

During the first nine months of 2005, in order to continue to grow our credit data business, we acquired the credit files, contractual rights to territories (generally states or integration areas) and customer relationships and related businesses of two independent credit reporting agencies in the U.S. and one in Canada that house consumer information on our system.

The above acquisitions were accounted for as purchases and had a total cash purchase price of $129.1 million. The purchase of one U.S. independent credit reporting agency was paid for primarily with the issuance of 0.4 million shares of Equifax treasury stock. The following table summarizes the estimated fair value of the net assets acquired and the liabilities assumed at the acquisition dates. These allocations are preliminary estimates and will be finalized upon completion of the purchase valuation of the acquired assets and liabilities.

2005
(In millions)
Current assets	$27.7
Property and equipment	4.8
Other assets	0.1
Purchased intangible assets	76.4
Deferred tax assets	2.8
Goodwill	66.5
Total acquired assets	178.3
Total liabilities	34.5
Net assets acquired	$143.8

The results of operations for these acquisitions have been included in the Consolidated Statements of Income from their respective dates of acquisition and have not been material.

4.   OTHER CURRENT ASSETS

Other current assets.   Other current assets at September 30, 2005 and December 31, 2004 consist of the following:

	September 30, 2005	December 31, 2004
	(In millions)
Prepaid expenses	$19.1	$17.1
Other current assets	5.8	21.6
Total other current assets	$24.9	$38.7

5.   GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill.   Goodwill allocated to our reporting units at January 1, 2005 and changes in the carrying amount of goodwill for the first nine months of 2005 are as follows:

	Reporting Units
	Information Services	Marketing Services	Personal Solutions	European Operations	Latin America Operations	Corporate	Total
	(In millions)
Balance, January 1, 2005	$212.1	$275.9	$1.8	$117.7	$134.2	$5.9	$747.5	*
Acquisitions	54.4	12.1	—	—	—	—	66.5
Adjustments	1.7	(1.8)	—	—	6.7	—	6.6
Foreign currency translation	1.6	—	—	(9.9)	20.3	—	12.0
Balance, September 30, 2005	$269.8	$286.2	$1.8	$107.8	$161.2	$5.9	$832.7	*

*                    Does not total due to rounding

Goodwill is the cost in excess of the fair value of the net assets of acquired businesses. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that reporting unit goodwill be evaluated and tested for impairment at least on an annual basis. Accordingly, we performed our impairment evaluation as of September 30, 2005 which resulted in no impairment. However, future goodwill impairment tests could result in a charge to earnings. We will continue to evaluate goodwill annually or whenever events and circumstances indicate that there may be an impairment of the asset value.

The acquisitions in the table above relate primarily to the APPRO and BeNow acquisitions, as discussed in Note 3 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Purchased Intangible Assets.   Purchased intangible assets, as recorded on the accompanying Consolidated Balance Sheets, represent the estimated fair value of acquired intangible assets used in our products and services. Purchased data files, net, is the carrying value of files acquired primarily through the purchase of independent credit reporting agencies in the U.S. and Canada. We expense the cost of modifying and updating credit files in the period such costs are incurred. Purchased intangible assets at September 30, 2005 and December 31, 2004 consist of the following:

	September 30, 2005			December 31, 2004
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
	(In millions)
Purchased data files	$399.8	$(170.7)	$229.1	$405.4	$(171.7)	$233.7
Acquired software	39.4	(10.8)	28.6	10.4	(8.2)	2.2
Non-compete agreements	11.5	(8.2)	3.3	11.7	(7.3)	4.4
Contractual and territorial rights	48.9	—	48.9	41.0	—	41.0
Customer relationships	21.9	(0.5)	21.4	—	—	—
Purchased trademarks	0.8	(0.1)	0.7	—	—	—
Total purchased intangible assets	$522.3	$(190.3)	$332.0	$468.5	$(187.2)	$281.3

We amortize purchased data files over a 15-year period on a straight line basis. Acquired software is amortized over a period of three to ten years. Non-compete agreements are amortized over a period of two to three years. Our contractual and territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Customer relationships are amortized over a ten-year period. Amortization expense related to purchased intangible assets was approximately $22.9 million and $24.9 million for the first nine months of 2005 and 2004, respectively.

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

6.   OTHER CURRENT LIABILITIES

Other current liabilities.   Other current liabilities at September 30, 2005 and December 31, 2004 consist of the following:

	September 30, 2005	December 31, 2004
	(In millions)
Current deferred revenue	$45.3	$33.8
Income taxes payable	13.9	6.9
Accrued salaries and bonuses	42.5	28.8
Accrued other	100.7	121.7
Total other current liabilities	$202.4	$191.2

7.   DEBT

Debt at September 30, 2005 and December 31, 2004 consists of the following:

	September 30, 2005	December 31, 2004
	(In millions)
Notes, 4.95%, due 2007, net of unamortized discount of $0.2 million and $0.3 million at September 30, 2005 and December 31, 2004, respectively	$249.8	$249.7
Debentures, 6.9%, due 2028, net of unamortized discount of $1.1 million and $1.2 million at September 30, 2005 and December 31, 2004, respectively	148.9	148.8
Notes, 6.3%, due 2005, net of unamortized discount of $0.1 million at December 31, 2004	—	249.9
Long-term U.S. revolving credit facility	120.0	—
Trade receivables-backed revolving credit facility	83.0	—
Other	5.9	5.8
	607.6	654.2
Less current maturities	88.8	255.7
	$518.8	$398.5

We redeemed $250 million principal amount of our 6.3% senior unsecured Notes (“6.3% Notes”) on July 1, 2005, by utilizing borrowings of $165.0 million under our U.S. senior unsecured revolving credit agreement and $85.0 million under our trade receivables-backed revolving credit facility. A portion of the borrowings under our U.S. senior unsecured revolving credit agreement was subsequently repaid.

During the three months ended September 30, 2005, we amended our trade receivables-backed revolving credit facility and C$25.0 million revolving credit facility to extend the expiration dates to September 5, 2006 and September 30, 2006, respectively. For additional information regarding these credit facilities, see Note 7 to our Consolidated Financial Statements in our 2004 Form 10-K.

8.   INCOME TAXES

Annual Effective Tax Rates.   The tax provisions for the nine months ended September 30, 2005 and 2004 were based on the estimated effective tax rates applicable for the full years ended December 31, 2005 and 2004, after giving effect to items specifically related to the interim periods. The estimated effective tax rate from continuing operations was 37.7% for the first nine months of 2005, down from 38.2% in 2004, due primarily to favorable items related to state income taxes offset by additional tax expense related to non-deductible compensation in 2005.

Deferred Tax Assets.   We estimate levels of future taxable income and utilize prudent and feasible tax planning strategies in establishing and maintaining deferred tax assets. If we are unable to realize all or part of our deferred tax assets in the future, our effective tax rate could increase.

9.   SHAREHOLDERS’ EQUITY

Treasury Stock.   During the first nine months of 2005, we repurchased 2.8 million shares at an average price of $33.46 per share through open market transactions at an aggregate investment of $95.0 million. At September 30, 2005, approximately $144.3 million remained authorized for future share repurchases. We also issued 0.4 million shares of treasury stock in connection with one of our affiliate acquisitions. For additional information about our share issuance and the stock purchase program see Note 3 of the Notes to Consolidated Financial Statements in this Form 10-Q and Part II, Item 2—”Unregistered Sales of Equity Securities and Use of Proceeds” below, respectively.

10.   EMPLOYEE BENEFITS

The following table provides the components of net periodic benefit cost for the three months ended September 30, 2005 and 2004:

	Pension Benefits		Other Benefits
Three Months Ended September 30,	2005	2004	2005	2004
	(In millions)
Components of net periodic benefit cost
Service cost	$2.0	$1.8	$0.1	$0.1
Interest cost	7.9	7.8	0.4	0.4
Expected return on plan assets	(10.1)	(10.9)	(0.3)	(0.2)
Amortization of prior service cost	1.2	0.1	0.2	0.2
Recognized actuarial loss	2.1	3.5	—	—
Total net periodic benefit cost	$3.1	$2.3	$0.4	$0.5

The following table provides the components of net periodic benefit cost for the nine months ended September 30, 2005 and 2004:

	Pension Benefits		Other Benefits
Nine Months Ended September 30,	2005	2004	2005	2004
	(In millions)
Components of net periodic benefit cost
Service cost	$5.9	$5.5	$0.3	$0.3
Interest cost	23.7	23.4	1.2	1.1
Expected return on plan assets	(30.3)	(32.9)	(0.9)	(0.6)
Amortization of prior service cost	3.4	0.3	0.6	0.5
Recognized actuarial loss	6.3	10.5	—	—
Total net periodic benefit cost	$9.0	$6.8	$1.2	$1.3

On January 1, 2005, we separated our U.S. Retirement Income Plan (“USRIP”) into two defined benefit plans subject to the Employee Retirement Income Security Act (“ERISA”). The new plan, the Equifax Inc. Pension Plan (“EIPP”), was funded in January 2005 with the transfer of $17.0 million of assets from the USRIP to the EIPP and a company contribution of $20.0 million. The EIPP contained all active employee participants of Equifax as of January 1, 2005, and the USRIP contained all inactive retired and vested participants as of that date. Inactive participants constituted approximately 85% of total participants prior to the separation. The benefits of participants in both plans were unaffected by the separation. The two groups of participants—active and inactive—had projected patterns of actuarial liabilities which were markedly different, due to the demographic differences between the two populations. The two plans will have separate assumed rates of return and separate asset allocation strategies, which will allow us to more efficiently fund our pension liabilities. Additionally, the assets of one plan will not be available to fund the liabilities of the other plan.

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

As discussed in our 2004 Form 10-K, the other postretirement benefit obligation and postretirement benefit expense recognized through September 30, 2005 includes the expected favorable impact of the federal subsidy and other provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Our postretirement benefit obligations reflect that we will recognize the 28% subsidy for post-age 65 drug coverage as an offset to healthcare plan costs. The reduction in obligations due to the subsidy is reflected as an unrecognized net gain to the plan. The gain was reflected in net periodic benefit cost for the first time in 2004. For current and future retirees, the 28% subsidy is expected to reduce our prescription drug plan costs by $529 per individual in 2006, and this amount is expected to increase by the valuation trend rates. This estimate will be updated in the fourth quarter of 2005 for the impact of final regulations issued in January 2005. We have determined that our prescription drug plan provides a benefit that is at least actuarially equivalent to the Medicare prescription drug plan. The following represents our expected Medicare Part D reimbursements:

Estimated
Year	Reimbursement
(In millions)
2005	$—
2006	0.4
2007	0.5
2008	0.5
2009	0.6
2010 - 2014	3.4
$5.4

11.   COMMITMENTS AND CONTINGENCIES

Data Processing and Outsourcing Services Agreements.   We have separate agreements with IBM, Polk/Acxiom and others with which we outsource portions of our computer data processing operations and related functions and certain administrative functions. The agreements expire between 2005 and 2013. The estimated aggregate minimal contractual obligation remaining under these agreements was $389.4 million at December 31, 2004, with no future year minimum expected to exceed $70.8 million. Annual payment obligations in regards to these agreements vary due to factors such as the volume of data processed, changes in our servicing needs as a result of new product offering, acquisitions or divestitures, the introduction of significant new technologies or the general rate of inflation. Our data processing outsourcing agreement with IBM was renegotiated in 2003 for a ten-year term. Under this agreement (which covers our operations in North America, the U.K., Ireland, Spain, Brazil and Chile), we have outsourced our mainframe and midrange operations, help service and desktop support functions and the operation of our voice and data networks. The scope of such services varied by location. At December 31, 2004, the estimated future minimum contractual obligation under this agreement was $361.8 million, with no year expected to exceed $54.5 million. In certain circumstances (e.g., a change in control, or for our convenience), we may terminate these data processing and outsourcing agreements, and in doing so certain of these agreements require us to pay a significant penalty.

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

Guarantees.   We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit is less than $2.0 million and all have a maturity of one year or less. Guarantees are issued from time to time to support the needs of operating units. The only outstanding guarantee that is not reflected as a liability on our Consolidated Balance Sheets was issued in connection with the sale of our risk management collections business to RMA Holdings, LLC (“RMA”) in October 2000, at which time we guaranteed the operating lease payments of a partnership affiliated with RMA to a lender of the partnership pursuant to a term loan. The operating lease, which expires December 31, 2011, has a remaining balance of $8.3 million based on the undiscounted value of remaining lease payments at September 30, 2005.

On September 12, 2005, RMA sold substantially all of its assets to NCO Group, Inc. (“NCO”), after obtaining approval from the U.S. Bankruptcy Court for the Northern District of Ohio, Eastern Division. In conjunction with this sale, NCO agreed to assume the operating lease obligations discussed above, which we will continue to guarantee. We believe that the likelihood of demand for payment by us is minimal and expect no material losses to occur related to this guarantee. This sale also resulted in an amendment to an agreement that provides RMA with credit information products and services over several years, which we entered into in 2000 in conjunction with the sale of our risk management collections business. The amendment to this agreement reduced the level of credit information products and services that we are obligated to provide, which resulted in a $3.3 million gain recorded during the third quarter of 2005 in other income, net on our Consolidated Statements of Income. The balance of the remaining credit information products and services we are required to provide is recorded in other current liabilities and long-term deferred revenue on our Consolidated Balance Sheets.

Other than facility leasing arrangements, we do not engage in off-balance sheet financing activities. We have entered into a synthetic lease on our Atlanta corporate headquarters building in order to provide us with favorable financing terms with regard to this facility. This $29.0 million lease was entered into in 1998 and expires in 2010. Total lease payments for the remaining term total $8.3 million. Under this synthetic lease arrangement, we have also guaranteed the residual value of the leased property to the lessor. In the event that the property were to be sold by the lessor at the end of the lease term, we would be responsible for any shortfall of the sales proceeds, up to a maximum amount of $23.2 million, which equals 80% of the value of the property at the beginning of the lease term. Based on an appraisal of the property at December 31, 2004, we determined that its fair value is $25.0 million. The $4.0 million shortfall against the residual value guarantee is being recognized as an expense ratably over the remaining lease term.

Subsidiary Dividend and Fund Transfer Limitations.   The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited, in some cases, by certain restrictions imposed by foreign governments, which do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.

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

12.   SEGMENT INFORMATION

Segment Reporting

We manage our business and report our financial results primarily through the following three reportable segments:

•       Equifax North America

•       Equifax Europe

•       Equifax Latin America

The North America reportable segment consists of three operating segments:

•       Information Services

•       Marketing Services

•       Personal Solutions

The Europe and Latin America reportable segments include similar product lines.

A summary of segment products and services is as follows:

Equifax North America.   Information Services, which includes consumer and commercial services (such as credit information and credit scoring, credit modeling services, locate services, fraud detection and prevention services, mortgage loan origination information services, identity verification services and other consulting services); Marketing Services, which includes credit card marketing services and consumer demographic and lifestyle information services; and Personal Solutions, which consists of credit monitoring and identity theft protection products sold directly to individuals.

Equifax Europe.   Information Services, which includes consumer and commercial services (such as credit and financial information, credit scoring and credit modeling services), Credit Marketing Services and Personal Solutions. The operating results for our Italian businesses that were disposed of in the fourth quarter of 2004 have been reclassified to discontinued operations and are not included in the Equifax Europe’s reported segment results as shown below.

Equifax Latin America.   Information Services, which includes consumer and commercial services (such as credit and financial information, credit scoring and credit modeling services), Credit Marketing Services and Personal Solutions.

There has been no material change in segment assets since December 31, 2004.

Operating revenue and operating income by segment for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In millions)
Operating revenue:
Equifax North America
Information Services	$211.2	$177.3	$609.5	$527.3
Marketing Services	65.6	60.0	187.2	175.1
Personal Solutions	28.8	23.5	87.9	72.8
North America—Total	305.6	260.8	884.6	775.2
Equifax Europe	35.1	35.5	106.8	103.9
Equifax Latin America	34.6	23.6	90.7	66.1
	$375.3	$319.9	$1,082.1	$945.2
Operating income:
Equifax North America
Information Services	$91.2	$73.3	$263.6	$222.7
Marketing Services	22.7	21.5	60.9	52.5
Marketing Services asset impairment & related charges	—	—	—	(2.4)
Marketing Services, net	22.7	21.5	60.9	50.1
Personal Solutions	2.5	4.4	9.8	16.6
North America—Total	116.4	99.2	334.3	289.4
Equifax Europe	8.7	8.4	24.4	20.8
Equifax Latin America	10.0	4.7	24.4	12.3
General Corporate Expense	(27.8)	(16.6)	(67.1)	(46.4)
	$107.3	$95.7	$316.0	$276.1

Total assets at September 30, 2005 and December 31, 2004 are as follows:

	September 30,	December 31,
	2005	2004
	(In millions)
Equifax North America	$1,226.2	$1,092.2
Equifax Europe	166.6	182.3
Equifax Latin America	244.9	214.5
General Corporate	75.3	67.8
	1,713.0	1,556.8
Divested operations	—	0.4
	$1,713.0	$1,557.2

13.   RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), which provides guidance under SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (“Jobs Act”) on an enterprise’s income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We have not yet completed our evaluation of the impact of the repatriation provisions and have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires that the cost relating to share-based payment transactions in which an entity exchanges its equity instruments for goods or services from either employees or non-employees be recognized in the financial statements as the goods are received or services are rendered. That cost will be measured based on the fair value of the equity or liability instruments issued. We will no longer be permitted to follow the intrinsic value accounting method of APB No. 25, which resulted in no expense being recorded for stock option grants for which the strike price was equal to the fair value of the underlying stock on the date of grant. SFAS No. 123R requires that benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting standards. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB No. 107”) which expressed the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term.

In April 2005, the SEC approved a rule that delayed the effective date of SFAS No. 123R for public companies. As a result, SFAS No. 123R will be effective for Equifax in the first quarter of 2006 and will apply to all of our outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards. We are assessing the impact SFAS No. 123R and SAB No. 107 will have on our consolidated financial statements and which of the transition methods allowed by SFAS No. 123R will be elected. The impact on net earnings as a result of the adoption of SFAS No. 123R, from a historical perspective, can be found in pro forma SFAS No. 123 disclosures contained in Note 1 to the Consolidated Financial Statements in this Form 10-Q and Note 1 to the Consolidated Financial Statements in our 2004 Form 10-K.

14.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133 requires that a company recognize derivatives as assets or liabilities on its balance sheet, and also requires that the gain or loss related to the effective portion of derivatives designated as cash flow hedges be recorded as a component of other comprehensive income.

We enter into hedging transactions in order to reduce financial volatility and manage the mix of fixed versus floating interest rate obligations of our debt portfolio. As of September 30, 2005, the only hedging transactions to which we were a counterparty consisted of interest rate swap agreements.

At September 30, 2005, we had a $29.0 million floating-to-fixed interest rate swap, maturing in 2010, which fixes the effective rate of interest on the $29.0 million synthetic lease related to our Atlanta corporate headquarters. This derivative instrument is designated as a cash flow hedge under SFAS No. 133, is documented as fully effective, and, at September 30, 2005, was valued on a mark-to-market basis as a liability totaling $1.9 million. This liability is included with other current liabilities in the accompanying Consolidated Balance Sheets, and the related loss was recorded, net of income tax, as a component of accumulated other comprehensive loss.

On July 1, 2005, the interest rate swap agreements in place to convert the interest rate on our 6.3% Notes from fixed rate to floating rate were settled. These swaps were designated as fair value hedges, were documented as fully effective under SFAS No. 133 and were valued on a mark-to-market basis. The swap agreements were settled with a payment to us of $2.4 million.

15.   QUARTERLY FINANCIAL DATA

In October 2004, we sold our Italian businesses and have reclassified the 2004 results of Italy in discontinued operations. Accordingly, quarterly financial data for September 30, 2005 and 2004 is as follows:

	September 30,
	2005	2004
	Reported	Reported	Italy	Restated
	(In millions, except per share data)
Operating revenue	$375.3	$323.0	$3.1	$319.9
Operating income	$107.3	$95.4	$(0.3)	$95.7
Income from continuing operations	$62.5	$52.7	$(0.6)	$53.3
Discontinued operations	$—	$0.5	$—	$(0.1)
Net income	$62.5	$53.2	$(0.6)	$53.2
Per common share (basic):
Income from continuing operations	$0.48	$0.40	$(0.01)	$0.41
Net income	$0.48	$0.40	$—	$0.40
Per common share (diluted):
Income from continuing operations	$0.47	$0.40	$—	$0.40
Net income	$0.47	$0.40	$—	$0.40

For additional information about our Italian discontinued operations, see Note 3 of the Notes to Consolidated Financial Statements in our 2004 Form 10-K.

16.   SUBSEQUENT EVENT

In October 2005, we amended and restated our Shareholder Rights Plan. The plan was established by the Board of Directors in a Rights Agreement dated as of October 25, 1995, between Equifax and SunTrust Bank, as Rights Agent (the “Prior Agreement”). As more fully described in and subject to the terms of the Rights Agreement, the Rights Agreement generally gives holders of our Common Stock rights to acquire additional shares of our Common Stock upon the occurrence of specified events. The October 2005 Rights Agreement amendments (a) extend the final expiration of the Prior Agreement from November 6, 2005 to November 6, 2015; (b) eliminate the double trigger feature by increasing the thresholds at which the Rights become exercisable and the “self-dealing” flip-in is triggered, in each case, from 15% to 20%; (c) change the exercise price of each right from $55 to $153.81; (d) add a provision for a three year independent director evaluation (“TIDE”) committee; (e) clarify that the Board of Directors of Equifax may in good faith determine that a disposition of common stock by a person inadvertently exceeding the permitted threshold has been made as promptly as practicable; and (f) make certain other clarifying changes.

The TIDE Committee will consist of independent members of the Board of Directors and will review and evaluate the Rights Agreement to consider whether it continues to be in the best interest of Equifax, our shareholders and any other relevant constituencies of Equifax (a) at least every three years and (b) sooner if an acquisition proposal is made that the TIDE Committee believes would make such a review and evaluation appropriate. Following such review, the TIDE Committee will communicate its conclusion to the Board of Directors, including any recommendation as to whether the Rights Agreement should be modified or the rights should be redeemed.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, the terms “Equifax,” “the Company,” “we,” “our” and “us” refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

The following discussion of our financial condition and results of operations should be read in conjunction with our annual report on Form 10-K/A for the fiscal year ended December 31, 2004 (“2004 Form 10-K”) and our unaudited Consolidated Financial Statements and the related notes in Part I, Item 1—“Financial Statements,” above. Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we refer to several measures used by management to evaluate performance including free cash flow, other financial results adjusted for the impact of Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), one-time items and working capital excluding debt, which are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Under Securities and Exchange Commission (“SEC”) regulations, we are required to provide supplemental explanations and reconciliations for these “non-GAAP financial measures,” which we have included in Exhibit 99.1 to this Form 10-Q.

All references to earnings per share data in this MD&A are to diluted earnings per share unless otherwise noted.

OVERVIEW

Our business plan is focused on providing a comprehensive information database, analytical resources to transform information into value-added insight for our customers and technology platforms that deliver highly customized decisioning tools that enable our customers to make decisions about their customers in “real time” at the point of interaction. Our products and services include consumer credit information, information database management, marketing information, small business credit information, decisioning and analytical tools and identity verification services which enable businesses to make informed decisions about extending credit or service, managing portfolio risk and developing strategies for marketing to consumers and small businesses. We also enable consumers to manage and protect their financial affairs through a portfolio of products that we sell directly and indirectly via the Internet and other marketing channels of distribution.

Comprehensive Information Database.   We collect, organize and manage numerous types of credit, financial, public record, demographic and marketing information regarding individuals and businesses. This information originates from a variety of sources including financial or credit granting institutions, which provide loan and accounts receivable information; governmental entities, which provide public records of bankruptcies, liens and judgments; and consumers who participate in surveys and submit warranty registration cards from which we gather demographic and marketing information. Our proprietary databases contain information on approximately 400 million consumers and businesses worldwide. The original data is compiled and processed utilizing our proprietary software and systems and distributed to customers in a variety of user-friendly and value-add formats. Our products and services include consumer credit information, information database management, marketing information, small business credit information, decisioning and analytical tools and identity verification services which enable businesses to make informed decisions about extending credit or service, managing portfolio risk and developing strategies for marketing to consumers and small businesses. We also enable consumers to manage and protect their financial affairs through a portfolio of products that we sell directly and indirectly via the Internet and other marketing chanels of distribution. During the first nine months of 2005, in order to continue to grow our credit data franchise, we acquired the credit files, contractual rights to territories (generally states or integration areas) and customer relationships and related businesses of two independent credit reporting agencies in the U.S. and one in Canada that house consumer information on our system.

Analytical Resources.   We have developed analytical tools for customers to use in their consumer and commercial oriented decisioning activities. These decisioning activities include numerous types of consumer interactions including customer acquisition, relationship management (e.g., up-selling and cross-selling) and risk management.

Technology Platforms.   Our enabling technologies include products such as APPLY, Decision Power, ID Authentication, Accel CM, Accel DM and InterConnect. These platforms are developed in an Application Service Provider format to allow for ease of integration into customers’ in-house technology systems and to leverage our extensive technological systems and communication networks. We expect our acquisition in March 2005 of APPRO Systems, Inc. (“APPRO”), a leading provider of enabling technologies for consumer and commercial lending operations, will help drive future growth in this market.

We are organized and report our business results in three geographic business units:  North America, Europe and Latin America. The North America segment consists of three major operating segments: Information Services, Marketing Services and Personal Solutions. The Europe and Latin America reportable segments are made up of varying mixes of three product lines: Information Services, Marketing Services and Personal Solutions. Information Services revenue is principally transaction related and is derived from our sales of the following products, of which a significant majority are delivered electronically: credit reporting and scoring, mortgage reporting, identity verification, fraud detection and modeling services, and certain of our decisioning products that facilitate and automate a variety of credit oriented decisions. Revenue from our Marketing Services is derived from our sales of products that help customers acquire new customers, cross-sell to existing customers and manage portfolio risk. In August 2005, we acquired BeNow Inc. (“BeNow”), a provider of leading edge solutions to multi-channel marketers, as an addition to our Marketing Services business. Personal Solutions revenue is transaction and subscription based, and is derived from our sales of credit monitoring and identity theft protection products, which we deliver to consumers through mail delivery and electronically via the Internet. For additional information regarding our geographic business units and operating segments, including detailed financial results, see Note 12 in the Notes to Consolidated Financial Statements in this Form 10-Q as well as further discussion below within MD&A.

We operate in 13 countries: North America (the U.S. and Canada), Europe (the U.K., Ireland, Spain and Portugal) and Latin America (Brazil, Argentina, Chile, El Salvador, Peru, Uruguay and Costa Rica). We serve customers across a wide range of industries, including the financial services, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as state and federal governments. Our revenue stream is highly diversified with our largest customer providing less than 3% of total revenues. Our revenues are sensitive to a variety of factors, such as demand for, and price of, our services, technological competitiveness, our reputation for providing timely and reliable service, competition within our industry, federal, state, foreign and regulatory requirements governing privacy and use of data and general economic conditions. We do not believe that the rate of inflation has had a material effect on our operating results. However, inflation could adversely affect our future operating results if it were to result in substantial weakening in economic conditions.

We see significant opportunities for growth through our ability to identify and enhance our customers’ decisioning intelligence to more effectively interact with, and serve, their customers; broadening our Personal Solutions offerings to consumers; and ultimately moving our own businesses further up the value chain from data to analytics and decisioning technology—the main driver of growth and differentiation in our North America and Latin America business units.

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

The key performance indicators for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Key Performance Indicators
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In millions, except per share data)
Operating revenue	$375.3	$319.9	$1,082.1	$945.2
Revenue growth	17%	4%	14%	3%
Operating income	$107.3	$95.7	$316.0	$276.1
Operating margin	29%	30%	29%	29%
Income from continuing operations	$62.5	$53.3	$183.7	$182.1
Diluted earnings per share from continuing operations	$0.47	$0.40	$1.39	$1.36
Capital expenditures	$11.2	$12.9	$33.3	$33.0

For additional key performance indicators related to non-GAAP measures and our operating segments, see Exhibit 99.1 to this Form 10-Q and further discussion below, respectively.

FACT Act Update

The FACT Act amended the Fair Credit Reporting Act and became law in December 2003. During 2004 we established, along with the other nationwide credit reporting agencies, a centralized request facility, Central Source, LLC, which is owned jointly by Equifax, Experian Information Solutions, Inc. and TransUnion LLC, to provide to consumers, upon their request, a free annual credit file disclosure on a phased-in basis beginning on December 1, 2004 in the Western region, March 1, 2005 in the Midwest region, June 1, 2005 in the Southern region and September 1, 2005 in the Eastern region of the U.S. On December 1, 2004, we began to assess a regulatory recovery fee for certain of our business-to-business products to help mitigate the costs required to implement the provisions of the FACT Act. The initial implementation of the annual free credit report required by the FACT Act was completed during the third quarter of 2005, and our related regulatory recovery fee will remain in effect as we continue to address the FACT Act. Between January 1, 2004 and September 30, 2005, we have incurred significant compliance costs, including capital investment, totaling $27.2 million to implement the FACT Act requirements, which have been partially offset by cumulative regulatory recovery fee revenue of $19.7 million.

The net impact of the free credit file disclosure and other requirements of the FACT Act on our business will depend on numerous factors, including among others the actual demand of consumers for free credit reports, how these reports are requested, the volume of credit file dispute resolution requests and our experience marketing fee-generating products to consumers requesting free credit file disclosures. Through September 30, 2005, the volume of free credit report requests has been within the range of our planning estimates. In 2006, however, we expect to reassess the amount of our regulatory recovery fee after we recover our capital costs and have a better understanding of our ongoing compliance costs. At this time, we cannot determine whether the amount of the regulatory fee will change and, if it does change, how it may impact our financial results.

Other Recent Regulatory Developments

We continue to monitor federal and state legislative and regulatory issues involving consumer data privacy and protection. Much of this activity resulted from highly publicized third party security breaches in early 2005 involving personal financial data. While numerous bills have been introduced and a few have become law at the state level, governing matters such as the right of consumers to “freeze” the credit files maintained by credit reporting agencies under certain circumstances and security breach notification provisions, these have not resulted in significant changes to our business practices. We expect to see an increase in the number of notices resulting from breached third party databases and the number of consumers that contact credit reporting companies following a breach. At the federal level, Congress has held hearings and drafted various bills dealing with data security and identity theft issues. We do not currently expect any of these bills to pass in 2005 before Congress adjourns. The Fair Credit Reporting Act, as amended in 2003, contains a number of significant identity theft protections for consumers and we continue to work with regulators to fully implement all of its provisions.

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Consolidated Financial Results

Operating Revenue

Consolidated revenue for the third quarter of 2005 increased 17%, from $319.9 million in 2004 to $375.3 million. This increase is due primarily to revenue growth in North America Information Services and Latin America, and regulatory recovery fee revenue of $10.2 million related to FACT Act in the third quarter of 2005. See further discussion of segment financial results below.

Costs and Expenses and Operating Margin

Consolidated total costs and expenses increased $43.8 million, or 20%, for the three months ended September 30, 2005 as compared to the same period a year ago. Costs of services for the third quarter of 2005 increased $18.6 million, or 14%, compared to the third quarter of 2004, primarily due to revenue growth as well as higher benefits and incentive costs mainly associated with our annual incentive program. Selling, general and administrative costs rose $23.7 million, or 33%, for the third quarter of 2005 as compared to the same prior year period mainly due to higher salary and incentive costs related to our Chief Executive Officer (“CEO”) transition as well as increased year-over-year expenses related to our annual incentive program based on our cumulative financial results, and higher year-over-year advertising costs. As part of the CEO transition, effective September 19, 2005, Richard F. Smith became our Chairman-Elect and CEO, which contributed to the higher salary and incentive costs during the third quarter of 2005. For additional information about Mr. Smith’s employment agreement with Equifax, see Exhibits 10.1 and 10.2 to this Form 10-Q and the Form 8-K filed with the SEC on August 25, 2005.

Consolidated operating margin for the quarter ended September 30, 2005 decreased from 30% to 29% when compared to 2004.

Other Income, Net

Consolidated other income, net, increased $2.4 million for the three months ended September 30, 2005, as compared to the same period a year ago. The increase is primarily driven by a $3.3 million gain recorded during the third quarter of 2005 related to an agreement with RMA Holdings, LLC. For additional information about this gain, see Note 11 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Segment Financial Results

Our segment results for the three months ended September 30, 2005 and 2004 were as follows:

	Third Quarter
	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(In millions)
Operating Revenue:
Equifax North America
Information Services	$211.2	56%	$177.3	56%	$33.9	19%
Marketing Services	65.6	18%	60.0	19%	5.6	9%
Personal Solutions	28.8	8%	23.5	7%	5.3	22%
North America—Total	305.6	82%	260.8	82%	44.8	17%
Equifax Europe	35.1	9%	35.5	11%	(0.4)	(1)%
Equifax Latin America	34.6	9%	23.6	7%	11.0	47%
	$375.3	100%	$319.9	100%	$55.4	17%

	2005	Profit Margin	2004	Profit Margin	$ Change	% Change
Operating Income:
Equifax North America
Information Services	$91.2	43%	$73.3	41%	$17.9	24%
Marketing Services	22.7	35%	21.5	36%	1.2	6%
Personal Solutions	2.5	9%	4.4	19%	(1.9)	(43)%
North America—Total	116.4	38%	99.2	38%	17.2	17%
Equifax Europe	8.7	25%	8.4	24%	0.3	4%
Equifax Latin America	10.0	29%	4.7	20%	5.3	113%
General Corporate Expense	(27.8)	nm	(16.6)	nm	(11.2)	(67)%
	$107.3	29%	$95.7	30%	$11.6	12%

nm—not meaningful

Our North America revenue for the three months ended September 30, 2005 and 2004 was as follows:

	Third Quarter
	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(In millions)
Equifax North America Revenue:
U.S. Consumer and Commercial Services	$160.2	53%	$134.1	52%	$26.1	19%
Mortgage Services	22.8	7%	18.8	7%	4.0	21%
Canadian Operations	28.2	9%	24.4	9%	3.8	16%
Total North America Information Services	211.2	69%	177.3	68%	33.9	19%
Credit Marketing Services	39.9	14%	36.7	14%	3.2	9%
Direct Marketing Services	25.7	8%	23.3	9%	2.4	10%
Total Marketing Services	65.6	22%	60.0	23%	5.6	9%
Personal Solutions	28.8	9%	23.5	9%	5.3	22%
	$305.6	100%	$260.8	100%	$44.8	17%

Our North America revenue excluding the impact of the FACT Act (non-GAAP) for the three months ended September 30, 2005 and 2004 was as follows:

	Third Quarter
	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(In millions)
Equifax North America Revenue:
U.S. Consumer and Commercial Services	$150.8	51%	$134.1	52%	$16.7	12%
Mortgage Services	22.0	7%	18.8	7%	3.2	17%
Canadian Operations	28.2	10%	24.4	9%	3.8	16%
Total North America Information Services	201.0	68%	177.3	68%	23.7	13%
Credit Marketing Services	39.9	13%	36.7	14%	3.2	9%
Direct Marketing Services	25.7	9%	23.3	9%	2.4	10%
Total Marketing Services	65.6	22%	60.0	23%	5.6	9%
Personal Solutions	28.8	10%	23.5	9%	5.3	22%
	$295.4	100%	$260.8	100%	$34.6	13%

Equifax North America

Information Services

U.S. Consumer and Commercial Services revenue for the third quarter of 2005 increased 19%, from $134.1 million in 2004 to $160.2 million. This increase is primarily due to increased sales to our specialty and financial services customers, increased revenue derived from services provided to our affiliates and products sold in our small business services unit as well as regulatory recovery fee revenue of $9.4 million related to the FACT Act in the third quarter of 2005. In our U.S. Consumer Information business, online transaction volume was 161.6 million, up 11%.

Mortgage Services revenue for the third quarter of 2005 increased 21%, from $18.8 million in 2004 to $22.8 million. This increase is primarily due to new customers, an affiliate acquisition, increased market share and favorable market conditions as well as regulatory recovery fee revenue of $0.8 million related to the FACT Act in the third quarter of 2005.

Canadian operations revenue increased $3.8 million, or 16%, when compared to 2004 due primarily to favorable currency impact and increased sales volume. Local currency fluctuation against the U.S. dollar favorably impacted our Canadian revenue by $2.3 million.

Third quarter of 2005 operating income was $91.2 million for Information Services, an increase of $17.9 million, or 24%. The increase in operating income is primarily the result of increased sales volume in our U.S. and Canadian Consumer and Commercial Information Services businesses and a positive impact due to FACT Act in 2005.

Marketing Services

Credit Marketing Services revenue for the third quarter of 2005 increased $3.2 million, or 9%, compared to the same period in 2004. Direct Marketing Services revenue increased $2.4 million, or 10%, from the third quarter of 2005 compared to the same quarter a year ago. The favorable year-over-year comparison for both Credit Marketing Services and Direct Marketing Services is primarily due to increased volume from existing customers and additional revenue from new customers. Third quarter operating income was $22.7 million for Marketing Services, an increase of $1.2 million, or 6%, resulting primarily from revenue growth.

Personal Solutions

Personal Solutions revenue for the third quarter of 2005 increased $5.3 million, or 22%, compared to the same period in 2004 primarily due to new products, including CreditWatch, ScoreWatch and 3-in-1 Credit Report Monitoring. Third quarter operating income was $2.5 million for Personal Solutions, a decrease of $1.9 million, or 43%, primarily due to an increase in advertising and other promotional campaigns when comparing the two periods.

Equifax Europe

Equifax Europe revenue decreased from $35.5 million in the third quarter of 2004 to $35.1 million in the same period of 2005, including an unfavorable currency impact of $0.6 million. Operating income for the third quarter of 2005 increased $0.3 million, or 4%, when compared to the same period a year ago. The improvement in operating income was driven by cost savings. The overall performance of our European operations reflects the current softness in European economic conditions.

In October 2004, we sold our Italian businesses and have reclassified the 2004 results of Italy in discontinued operations.

Equifax Latin America

Our Latin America segment revenue increased 47% to $34.6 million in the third quarter of 2005. Local currency fluctuation against the U.S. dollar favorably impacted our Latin America revenue by $5.3 million and Latin America operating income by $1.4 million. Five countries in Latin America experienced double digit revenue growth in part due to strengthening local economies which have allowed us to increase pricing.

Operating income increased to $10.0 million for the quarter ended September 30, 2005, compared to $4.7 million for the same period in 2004. This increase was primarily the result of higher sales volumes. Equifax Latin America operating margin was 29% for the three months ended September 30, 2005, versus 20% for the same period in 2004.

General Corporate Expense

Our “general corporate expenses” are expenses that are incurred at the corporate level and have no clear relationship in their support of our business units, and ultimately the reportable segments. These expenses include shared services and administrative and legal expenses. General corporate expense was $27.8 million for the three months ended September 30, 2005, compared to $16.6 million for the same period in 2004. This increase was primarily driven by higher salary and incentive costs related to our CEO transition (see discussion above) as well as increased year-over year expenses related to our annual incentive program based on our cumulative financial results.

RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Consolidated Financial Results

Operating Revenue

Consolidated revenue for the first nine months of 2005 increased 14%, from $945.2 million in 2004 to $1,082.1 million. This increase is primarily due to growth in all of our reporting segments as well as regulatory recovery fee revenue of $28.8 million related to the FACT Act in the nine months ended September 30, 2005. See further discussion of segment financial results below.

Costs and Expenses and Operating Margin

Consolidated total costs and expenses increased $97.0 million, or 14%, for the nine months ended September 30, 2005 as compared to the same period a year ago. Costs of services for the first three quarters of 2005 increased $48.5 million, or 12%, when compared to 2004, primarily due to revenue growth as well as higher benefits and incentive costs mainly associated with our annual incentive program. Selling, general and administrative costs rose $51.1 million, or 24%, for the first three quarters of 2005 as compared to the same prior year period mainly due to higher salary and incentive costs related to our CEO transition (see discussion above) as well as increased year-over-year expenses related to our annual incentive program based on our cumulative financial results, and higher year-over-year advertising costs.

During the first nine months of 2004, we recorded a $2.4 million asset impairment charge related to Marketing Services, primarily for purchased data.

Consolidated operating margin for the first nine months of 2005 remained at 29%.

Other Income, Net

Consolidated other income, net, decreased $35.5 million for the nine months ended September 30, 2005, as compared to the same period a year ago. The decrease is primarily driven by a $36.8 million gain recorded in 2004 related to the sale of our investment in Intersections, Inc. (for additional information regarding this sale, see Note 12 of the Notes to Consolidated Financial Statements in our 2004 Form 10-K), partially offset by a $3.3 million gain recorded during the third quarter of 2005 related to an agreement with RMA Holdings, LLC. For additional information about this gain, see Note 11 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Discontinued Operations

In October 2004, we sold our Italian businesses and have reclassified the 2004 results of Italy in discontinued operations. Accordingly, we recorded a $4.9 million loss, net of tax, from discontinued operations for the nine months ended September 30, 2004.

Segment Financial Results

Our segment results for the nine months ended September 30, 2005 and 2004 were as follows:

	Nine Months Ended September 30,
	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(In millions)
Operating Revenue:
Equifax North America
Information Services	$609.5	57%	$527.3	56%	$82.2	16%
Marketing Services	187.2	17%	175.1	18%	12.1	7%
Personal Solutions	87.9	8%	72.8	8%	15.1	21%
North America—Total	884.6	82%	775.2	82%	109.4	14%
Equifax Europe	106.8	10%	103.9	11%	2.9	3%
Equifax Latin America	90.7	8%	66.1	7%	24.6	37%
	$1,082.1	100%	$945.2	100%	$136.9	14%

	2005	Profit Margin	2004	Profit Margin	$ Change	% Change
Operating Income:
Equifax North America
Information Services	$263.6	43%	$222.7	42%	$40.9	18%
Marketing Services	60.9	33%	52.5	30%	8.4	16%
Marketing Services asset impairment & related charges	—	0%	(2.4)	-1%	2.4	nm
Marketing Services, net	60.9	33%	50.1	29%	10.8	22%
Personal Solutions	9.8	11%	16.6	23%	(6.8)	(41)%
North America—Total	334.3	38%	289.4	37%	44.9	16%
Equifax Europe	24.4	23%	20.8	20%	3.6	17%
Equifax Latin America	24.4	27%	12.3	19%	12.1	98%
General Corporate Expense	(67.1)	nm	(46.4)	nm	(20.7)	45%
	$316.0	29%	$276.1	29%	$39.9	14%

nm—not meaningful

Our North America revenue for the nine months ended September 30, 2005 and 2004 was as follows:

	Nine Months Ended September 30,
	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(In millions)
Equifax North America Revenue:
U.S. Consumer and Commercial Services	$460.8	52%	$398.2	52%	$62.6	16%
Mortgage Services	66.0	8%	56.7	7%	9.3	16%
Canadian Operations	82.7	9%	72.4	9%	10.3	14%
Total North America Information Services	609.5	69%	527.3	68%	82.2	16%
Credit Marketing Services	112.9	13%	103.1	14%	9.8	10%
Direct Marketing Services	74.3	8%	72.0	9%	2.3	3%
Total Marketing Services	187.2	21%	175.1	23%	12.1	7%
Personal Solutions	87.9	10%	72.8	9%	15.1	21%
	$884.6	100%	$775.2	100%	$109.4	14%

Our North America revenue excluding the impact of the FACT Act (non-GAAP) for the nine months ended September 30, 2005 and 2004 was as follows:

	Nine Months Ended September 30,
	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(In millions)
Equifax North America Revenue:
U.S. Consumer and Commercial Services	$434.3	51%	$398.2	52%	$36.1	9%
Mortgage Services	63.7	7%	56.7	7%	7.0	12%
Canadian Operations	82.7	10%	72.4	9%	10.3	14%
Total North America Information Services	580.7	68%	527.3	68%	53.4	10%
Credit Marketing Services	112.9	13%	103.1	14%	9.8	10%
Direct Marketing Services	74.3	9%	72.0	9%	2.3	3%
Total Marketing Services	187.2	22%	175.1	23%	12.1	7%
Personal Solutions	87.9	10%	72.8	9%	15.1	21%
	$855.8	100%	$775.2	100%	$80.6	10%

Equifax North America

Information Services

U.S. Consumer and Commercial Services revenue for the first nine months of 2005 increased 16%, from $398.2 million in 2004 to $460.8 million. This increase is primarily due to increased sales to our specialty and financial services customers, increased revenue derived from services provided to our affiliates and products sold in our small business services unit as well as regulatory recovery fee revenue of $26.5 million related to the FACT Act in the nine months ended September 30, 2005. In our U.S Consumer Information business, online transaction volume was 459.3 million, up 9%.

Mortgage Services revenue for the first nine months of 2005 increased 16%, from $56.7 million in 2004 to $66.0 million. This increase is primarily due to new customers, increased market share, an affiliate acquisition and favorable market conditions as well as regulatory recovery fee revenue of $2.3 million related to the FACT Act in the nine months ended September 30, 2005.

Canadian operations increased $10.3 million, or 14%, when compared to 2004 due to favorable currency impact and increased sales volume. Local currency fluctuation against the U.S. dollar favorably impacted our Canadian revenue by $6.6 million.

The first nine months of 2005 operating income was $263.6 million for Information Services, an increase of $40.9 million, or 18%. The increase in operating income is primarily the result of increased sales volume in our U.S. and Canadian Consumer and Commercial Information Services businesses and a positive impact due to FACT Act in 2005.

Marketing Services

Credit Marketing Services revenue for the first nine months of 2005 increased $9.8 million, or 10%, compared to the same period in 2004. The favorable year-over-year comparison is primarily due to increased volume from existing customers. Direct Marketing Services revenue increased $2.3 million, or 3%, as compared to the same period in 2004. This increase is due to higher volume from existing customers and additional revenue from new customers. Operating income for the first nine months of 2005 was $60.9 million for Marketing Services, an increase of $10.8 million, or 22%, resulting primarily from increased Credit Marketing Services revenue, reduced production related expenses for our traditional mail products and a $2.4 million asset impairment charge taken during the first nine months of 2004.

Personal Solutions

Personal Solutions revenue for the first nine months of 2005 increased $15.1 million, or 21%, compared to the same period in 2004 due to increased volume and new products, including CreditWatch, ScoreWatch and 3-in-1 Credit Report Monitoring. The first nine months of operating income was $9.8 million for Personal Solutions, a decrease of $6.8 million, or 41%, primarily due to an increase in advertising and other promotional campaigns when comparing the two periods.

Equifax Europe

Equifax Europe revenue increased from $103.9 million in the first nine months of 2004 to $106.8 million in the same period of 2005, including a favorable currency impact of $1.5 million. Operating income for the first nine months of 2005 increased $3.6 million, or 17%, when compared to the same period a year ago. The improvement in operating income was driven by increased volume, expense reductions and the impact of foreign currency. The overall performance of our European operations reflects the current softness in the European economy.

In October 2004, we sold our Italian businesses and have reclassified the 2004 results of Italy in discontinued operations.

Equifax Latin America

Our Latin America segment revenue increased 37% to $90.7 million in the first nine months of 2005. Local currency fluctuation against the U.S. dollar favorably impacted our Latin America revenue by $10.5 million and Latin America operating income by $2.5 million. Six countries in Latin America experienced double digit revenue growth in part due to strengthening local economies which have allowed us to increase pricing.

Operating income increased to $24.4 million for the first nine months of 2005, compared to $12.3 million for the same period in 2004. This increase was primarily the result of higher sales volumes. Equifax Latin America operating margin was 27% for the nine months ended September 30, 2005, versus 19% for the same period in 2004.

General Corporate Expense

Our “general corporate expenses” are expenses that are incurred at the corporate level and have no clear relationship in their support of our business units, and ultimately the reportable segments. These expenses include shared services and administrative and legal expenses. General corporate expense was $67.1 million for the nine months ended September 30, 2005, compared to $46.4 million for the same period in 2004. This increase was primarily driven by higher salary and incentive costs related to our CEO transition (see discussion above) as well as increased year-over year expenses related to our annual incentive program based on our cumulative financial results.

FINANCIAL CONDITION

Our principal sources of liquidity are cash flows provided by our operating activities, our revolving credit and asset securitization facilities and cash and cash equivalents on hand. Our ability to generate cash from our operations is one of our fundamental financial strengths. We use cash flows from operations, along with borrowings, to fund our capital expenditures and growth initiatives, complete acquisitions, retire outstanding indebtedness, pay dividends and purchase outstanding shares of our common stock.

Our cash and cash equivalents balance was $41.5 million and $52.1 million at September 30, 2005 and December 31, 2004, respectively.

Operating Activities

For the nine months ended September 30, 2005, we generated $231.8 million of cash flow from operating activities compared to $205.6 million for the nine months ended September 30, 2004, a 13% increase. For the nine months ended September 30, 2005, we generated $198.5 million of free cash flow (a non-GAAP measure) compared to $172.6 million for the nine months ended September 30, 2004, a 15% increase. The major source of cash flow for the first nine months of 2005 was net income of $183.7 million, net of $60.5 million in depreciation and amortization. Total working capital, excluding debt (a non-GAAP measure) was $97.2 million and $98.4 million at September 30, 2005 and December 31, 2004, respectively.

Investing Activities

Including capital expenditures, we used net cash of $145.0 million for the first nine months of 2005, primarily for acquisitions. During the first nine months of 2004, we provided net cash of $7.6 million, related primarily to proceeds from the sale of Intersections Inc. partially offset by capital expenditures and acquisitions. During the first nine months of 2005, in order to continue to grow our credit data business, we acquired the credit files, contractual rights to territories (generally states or integration areas) and customer relationships and related businesses of two independent credit reporting agencies in the U.S. and one in Canada that house consumer information on our system. In March 2005, we acquired APPRO to broaden and further strengthen our enabling technologies capabilities in our North America Information Services business. In August 2005, we acquired BeNow to grow our Marketing Services business (see Note 3 in the Notes to Consolidated Financial Statements in this Form 10-Q). We paid a total of approximately $109.0 million in cash to the stockholders and option holders of APPRO and BeNow. The net cash impact to us of these acquisitions was approximately $91.6 million after disposition of certain assets related to APPRO. We financed the purchase price of the acquisitions through available cash and short-term borrowings, including approximately $72.0 million in borrowings under our trade receivables-backed revolving credit facility. We acquired these businesses as well as two affiliates in U.S. and one affiliate in Canada for a total of $121.8 million in cash, net of cash acquired, and 0.4 million shares of our common stock, which was issued from treasury stock. This issuance of common stock was a non-cash transaction in conjunction with the purchase of certain credit files and other assets of one of these U.S. affiliates.

Capital expenditures used cash in the amounts of $33.3 million for both the first nine months of 2005 and 2004. Our capital expenditures are used for developing, enhancing and deploying new and existing technology platforms, replacing or adding equipment, updating systems for regulatory compliance, licensing software applications and investing in disaster recovery systems. In the first nine months of 2005 and 2004, FACT Act-related capital expenditures totaled $0.5 million and $5.5 million, respectively.

Financing Activities

Net cash used by financing activities during the first nine months of 2005 totaled $96.9 million, compared with $227.3 million for the first nine months of 2004. Net borrowings on short-term debt were $88.6 million for the first nine months of 2005, primarily due to borrowings under our trade receivables-backed revolving credit facility and to fund the APPRO acquisition. Net payments on short-term debt were $133.1 million for the first nine months of 2004. On July 1, 2005, we redeemed $250.0 million principal amount of our 6.3 % senior unsecured Notes (“6.3% Notes”), by utilizing borrowings of $165.0 million under our U.S. senior unsecured revolving credit agreement and $85.0 million under our trade receivables-backed revolving credit facility. A portion of the borrowings under our U.S. senior unsecured revolving credit agreement was subsequently repaid.

Additionally, we used $95.0 million during the first nine months of 2005 for the purchase of 2.8 million shares of our common stock at an average price of $33.46. At September 30, 2005, our remaining authorized share repurchase program was approximately $144.3 million. In March 2005, we increased our quarterly dividend per share from $0.03 per share to $0.04 per share. In March 2004, we increased our quarterly dividend per share from $0.02 per share to $0.03 per share. We paid cash dividends of $14.8 million and $11.0 million for the nine months ended September 30, 2005 and 2004, respectively. We received cash of $47.7 million and $22.5 million for the first nine months of 2005 and 2004, respectively, from the exercise of stock options.

Revolving Credit Facilities

In August 2004, we entered into a new five-year, $500.0 million senior unsecured revolving credit agreement. This facility provides for a variable interest rate tied to a Base Rate, the London InterBank Offered Rate (“LIBOR”) plus a specified margin or competitive bid options. Under this senior credit agreement, we must comply with financial covenants, including a maximum leverage ratio and minimum interest coverage ratio and other non-financial covenants which are described in Note 7 to our Consolidated Financial Statements in our 2004 Form 10-K. As of September 30, 2005, there was

$120.0 million in outstanding borrowings and we were in compliance with our covenants under the senior revolving credit agreement.

In September 2004, we entered into a new trade receivables-backed revolving credit facility. Under the terms of the transaction, a wholly-owned subsidiary of Equifax may borrow up to $125.0 million, subject to borrowing base availability and other terms and conditions, for general corporate purposes. The credit facility, as amended on September 6, 2005, has an expiration date of September 5, 2006, but may be extended for an additional period of up to three years from the most recent facility renewal date if specified conditions are satisfied. Loans will bear interest based at commercial paper rates, LIBOR or Base Rate plus a specified margin. Outstanding debt under the facility is recorded on our Consolidated Balance Sheets for financial reporting purposes. As of September 30, 2005, $5.1 million was available and $83.0 million in borrowings were outstanding under this facility.

In November 2004, we entered into a C$25.0 million revolving credit facility that replaced the C$100.0 million facility that expired in September 2004. The C$25.0 million facility, as amended, expires in September 2006. There were no borrowings outstanding under this facility at September 30, 2005.

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

Off-Balance Sheet Arrangements

Other than facility leasing arrangements, we do not engage in off-balance sheet financing activities. We have entered into a synthetic lease on our Atlanta corporate headquarters building in order to provide us with favorable financing terms with regard to this facility. This $29.0 million lease was entered into in 1998 and expires in 2010. Total lease payments for the remaining term total $8.3 million. Under this synthetic lease arrangement, we have also guaranteed the residual value of the leased property to the lessor. In the event that the property were to be sold by the lessor at the end of the lease term, we would be responsible for any shortfall of the sales proceeds, up to a maximum amount of $23.2 million, which equals 80% of the value of the property at the beginning of the lease term. Based on an appraisal of the property at December 31, 2004, we determined that its fair value is $25.0 million. The $4.0 million shortfall against the residual value guarantee is being recognized as an expense ratably over the remaining lease term.

Letters of Credit and Guarantees

We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit is less than $2.0 million and all have a maturity of one year or less. Guarantees are issued from time to time to support the needs of operating units. The only outstanding guarantee that is not reflected as a liability on our Consolidated Balance Sheets was issued in connection with the sale of our risk management collections business to RMA Holdings, LLC (“RMA”) in October 2000, at which time we guaranteed the operating lease payments of a partnership affiliated with RMA to a lender of the partnership pursuant to a term loan. The operating lease, which expires December 31, 2011, has a remaining balance of $8.3 million based on the undiscounted value of remaining lease payments at September 30, 2005.

On September 12, 2005, RMA sold substantially all of its assets to NCO Group, Inc. (“NCO”), after obtaining approval from the U.S. Bankruptcy Court for the Northern District of Ohio, Eastern Division. In conjunction with this sale, NCO agreed to assume the operating lease obligations discussed above, which we will continue to guarantee. We believe that the likelihood of demand for payment by us is minimal and expect no material losses to occur related to this guarantee. For additional information regarding this transaction, see Note 11 of the Notes to the Consolidated Financial Statements in this Form 10-Q.

Subsidiary Dividend and Fund Transfer Limitations

The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited, in some cases, by certain restrictions imposed by foreign governments, which do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.

SUBSEQUENT EVENT

In October 2005, we amended and restated our existing shareholders rights plan to extend the term of the plan until 2015 and to make certain other changes. For additional information regarding this plan, see Note 16 of the Notes to Consolidated Financial Statements in this Form 10-Q.

RECENT ACCOUNTING PRONOUNCEMENTS

The following are recently issued accounting pronouncements:

•       In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), which provides guidance under SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 on an enterprise’s income tax expense and deferred tax liability.

•       In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires that the cost relating to share-based payment transactions in which an entity exchanges its equity instruments for goods or services from either employees or non-employees be recognized in the financial statements as the goods are received or services are rendered.

•       In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 which expressed the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term.

•       In April 2005, the SEC approved a rule that delayed the effective date of SFAS No. 123R for public companies. As a result, SFAS No. 123R will be effective for Equifax in the first quarter of 2006 and will apply to all of our outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards.

For additional information about these recent accounting pronouncements and the impact to our Consolidated Financial Statements, see Note 13 of the Notes to Consolidated Financial Statements in this Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management makes a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See MD&A—”Application of Critical Accounting Policies and Estimates” in our 2004 Form 10-K for a discussion of the estimates and judgments necessary in our accounting for revenue recognition, allowance for doubtful accounts, valuation of long-lived and intangible assets, legal contingencies, income taxes and retirement plans.

FORWARD-LOOKING STATEMENTS

The preceding discussion contains statements that relate to Equifax’s future plans, objectives, expectations, performance, events and the like that may constitute “forward-looking statements” within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seeks,” “plan,” “project,” “continue,” “predict” and other words or expressions of similar meaning are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are based on our current expectations about future events or results and information that is currently available to us, involve assumptions, risks and uncertainties, and speak only as of the date on which such statements are made. Our actual results may differ materially from those expressed or implied in these forward-looking statements. Those factors include, but are not limited to, changes in worldwide and U.S. economic conditions that materially impact consumer spending and consumer debt, changes in demand for Equifax’s products and services, our ability to develop new products and services, pricing and other competitive pressures, risks relating to illegal third party efforts to access data, risks associated with the integration of acquisitions and other investments, the outcome of our litigation, changes in laws and regulations governing our business, including the cost of compliance with the FACT Act and federal or state responses to identity theft concerns, and certain other factors discussed under the caption “Risk Factors” in the MD&A section of our 2004 Form 10-K, and in our other filings with the SEC, including the registration statement on Form S-3/A filed on November 4, 2005. Equifax undertakes no duty to update, whether as a result of new information, future events or otherwise, unless required by law.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2004 Form 10-K. There were no material changes to our market risk exposure during the first nine months of 2005.

ITEM 4.                CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that these disclosure controls and procedures were effective as of the end of the period covered by the report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

As previously reported, in the third quarter of 2003, the Canada Revenue Agency (“CRA”) issued Notices of Reassessment asserting that Acrofax, Inc., a wholly owned Canadian subsidiary of Equifax, is liable for additional tax for the 1995 through 2000 tax years, related to certain intercompany capital contributions and loans. In 1995, Acrofax invested U.K. 30 million pounds in Luxembourg S.A., a Luxembourg subsidiary of Equifax (“LUX”), which subsequently lent that amount to Equifax PLC, a U.K. subsidiary of Equifax. In June 2000, Acrofax distributed via dividend shares of LUX to Equifax Credit Information Services, Inc., another subsidiary of Equifax. The CRA claimed that (1) by using LUX as an intermediary, Acrofax avoided paying tax on interest earned on the loan to Equifax PLC and is therefore taxable on the dividends it received from LUX; and (2) in the alternative, the transactions should be recharacterized as a loan directly from Acrofax to Equifax PLC and tax should be paid by Acrofax on the amount of interest income that it would have received from such a loan as well as withholding tax on the loan principal. The additional tax sought by the CRA for these periods ranges, based on alternative theories, from $7.1 million to $15.8 million, plus interest and penalties. Acrofax has filed Notices of Objection in response to the Notices of Reassessment. On September 2, 2003, we made a statutorily-required deposit of $5.7 million against the CRA’s primary assessment theory. We intend to vigorously contest these reassessments and do not believe we have violated any statutory provision or rule.

As previously reported, on December 30, 2003, Equifax and Naviant, Inc. served a demand for arbitration alleging, among other things, that the shareholder sellers of Naviant had breached various representations and warranties concerning information furnished to us in connection with our acquisition of Naviant in 2002. The arbitration demand seeks rescission of our Naviant purchase and the recovery of the purchase price or, in the alternative, recovery of monetary damages on various grounds. On March 22, 2004, we recommenced our demand for arbitration in order to utilize the procedures of the American Arbitration Association. Some of the respondents have answered and denied liability. Following the dismissal of the action described in the next paragraph, a schedule was established for the arbitration, which is now underway. Discovery is ongoing and a hearing on the merits is scheduled for June 2006. We cannot at this time predict the probable outcome of this matter.

As previously reported, on April 28, 2004, in a case captioned Softbank Capital Partners LP, et al. v. Equifax Inc. and Naviant, Inc., certain of the former shareholders of Naviant filed suit in the U.S. District Court for the Southern District of Florida seeking declaratory relief to prevent Equifax and Naviant from proceeding with the arbitration discussed in the preceding paragraph, except for claims asserted against Softbank Capital Partners LP, as Shareholders’ Representative. On March 31, 2005, the District Court denied plaintiffs’ motion for partial summary judgment, granted Equifax’s and Naviant’s motion to dismiss and dismissed the lawsuit. Plaintiffs have appealed the dismissal to the U.S. Court of Appeals for the Eleventh Circuit. The District Court has dismissed Equifax’s and Naviant’s counterclaims. Although Equifax believes it and Naviant have substantial factual and legal defenses to plaintiffs’ claims, we cannot at this time predict the outcome of this matter.

As previously reported, on August 13, 2004, in a case captioned Equifax Inc. v. Austin Ventures VII, L.P., et al., Equifax filed suit in the U.S. District Court for the Southern District of Florida to preserve its claims against the shareholder and option holder sellers of Naviant pending the arbitration proceeding described above. On June 20, 2005, the District Court granted the request of Equifax to stay the litigation pending the arbitration. The District Court has denied the motion to dismiss of two defendants, and Equifax subsequently dismissed its claims against one of these defendants, Seisint, Inc., as part of a settlement.

As previously reported, on November 19, 2004, an action was commenced captioned Robbie Hillis v. Equifax Consumer Services, Inc. and Fair Isaac, Inc., in the U.S.

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

On October 18, 2005, in an action captioned Steven G. Millett and Melody J. Millett v. Equifax Information Services, LLC and Equifax Consumer Services, Inc., which was originally filed on June 16, 2004 and was recently transferred from the U.S. District Court for Kansas to the U.S. District Court for the Northern District of Georgia, plaintiffs filed a Fourth Amended Complaint. In this Complaint, plaintiffs for the first time assert, among other allegations, that Equifax Consumer Services, Inc. sold Equifax’s Credit Watch product in violation of certain procedural requirements under CROA, similar to the claims made by plaintiff in the Hillis case described in the preceding paragraph. Plaintiffs seek certification of a class on behalf of all individuals who purchased the CreditWatch product from Equifax from September 9, 2001 to the present, and unspecified damages, attorney’s fees and costs. Equifax has not yet responded to this Fourth Amended Complaint. Equifax denies any liability or wrongdoing, denies that a class action is appropriate and will vigorously defend against all claims.

As previously reported, on March 25, 2004, the National Credit Reporting Association, Inc. (“NCRA”), a trade association of mortgage credit information resellers, and, separately, 23 of NCRA’s members, commenced suits against Equifax, Experian Information Solutions, Inc. and TransUnion LLC alleging various violations of antitrust and unfair practices laws. After a variety of rulings on procedural and substantive issues, including grants on two occasions of all or part of defendants’ motions to dismiss, the remaining claims of all plaintiffs have been consolidated under a Third Amended Complaint, filed June 29, 2005, in an action captioned Standfacts Credit Services, et al. v. Experian Informations Solutions, Inc., Equifax Inc., and TransUnion, LLC, pending in the U.S District Court of the Central District of California. Plaintiffs seek to represent a class of all resellers that have purchased information from defendants since March 2000, and allege that the defendants have conspired to monopolize, have discriminated among resellers in pricing and have treated resellers unfairly The amended complaint seeks injunctive relief and unspecified amounts of damages. On August 12, 2005, the defendants moved to dismiss the antitrust claim and for summary judgment on the unfair practices claims. These motions were heard by the District Court on October 19, 2005, but no ruling has been issued. Equifax denies any liability or wrongdoing, denies that a class action is appropriate and will vigorously defend against all claims.

As previously reported, on October 13, 2004, an action captioned Nunnally et al. v. Equifax Information Services LLC was commenced in the U.S. District Court of the Northern District of Alabama. The complaint alleges that the Company violated the Fair Credit Reporting Act by failing to provide a full disclosure along with its reinvestigation results sent to consumers that disputed the accuracy of their consumer reports. Plaintiffs seek to represent a class of all consumers to which the Company failed to send a complete disclosure after completion of reinvestigation. Plaintiffs are seeking unspecified damages, attorneys’ fees and costs. On February 4, 2005, the District Court denied our motion to dismiss the complaint, but certified the issue for immediate appeal and stayed the case. The Eleventh Circuit granted our motion to appeal and the appeal is now pending. Equifax believes it has meritorious defenses to the claims asserted and intends to vigorously defend this case.

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

ITEM 5.     OTHER INFORMATION

On November 3, 2005, the Board of Directors announced the retirement of Thomas F. Chapman as Chairman of the Board effective December 15, 2005. The Board at its November 3 meeting also elected Richard F. Smith as Chairman of the Board effective December 15, 2005, in addition to his current positions as Chief Executive Officer and a director of the Company which he assumed on September 19, 2005 and September 22, 2005, respectively.

On November 3, 2005, D. Raymond Riddle, a member of the Board of Directors serving as Lead Director, informed the Board of his intention to retire after the 2006 Annual Meeting of Shareholders. Mr. Riddle has served on the Board since 1989.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On September 8, 2005, Equifax issued 443,337 unregistered shares of common stock held in treasury to Credit Bureau of Knoxville, Inc. (“Knoxville”), in connection with the purchase of credit files and certain other assets of Knoxville’s wholly owned subsidiary, ChoiceData Consumer Services, Inc., for a contractual purchase price of $15.6 million. The shares were issued in a transaction exempt from registration under the Securities Act of 1933. On October 19, 2005, Equifax filed a registration statement on Form S-3 with the SEC covering the potential resale of those shares by Knoxville as a selling shareholder. The registration statement has not been declared effective yet by the SEC. We will not receive any proceeds from this offering.

Share Repurchases

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 30, 2005:

				Maximum Number
				(or Approximate
			Total Number	Dollar Value)
	Total	Average	of Shares Purchased	of Shares that May
	Number	Price	as Part of	Yet Be Purchased
	of Shares	Paid	Publicly Announced	Under the Plans or
Period	Purchased(1)	Per Share(2)	Plans or Programs	Programs(3)
July 1 - July 31, 2005	107,638	$36.46	100,000	$180,697,952
August 1 - August 31, 2005	776,000	34.33	776,000	154,057,157
September 1 - September 30, 2005	288,400	33.69	288,400	144,341,256
Total	1,172,038	$34.35	1,164,400	$144,341,256

(1)          The total number of shares purchased includes: (i) shares purchased pursuant to our publicly announced share repurchase program; and (ii) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 7,638 shares for the month of July 2005.

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

Dividend and Share Repurchase Restrictions

Our $500 million senior unsecured revolving credit agreement entered into in August 2004 with SunTrust Bank and other lenders restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if the total amount of such payments in any fiscal year would exceed 20 percent of our consolidated total assets measured as of the end of the preceding fiscal year.

ITEM 6.                EXHIBITS

The following is a complete list of exhibits included as part of this Report. A list of those documents filed with this Report is set forth on the Index to Exhibits appearing elsewhere in this Report and is incorporated by reference:

Exhibit No.	Description
4.1

Amended and Restated Rights Agreement, dated as of October 14, 2005, between Equifax Inc. and SunTrust Bank, as Rights Agent, which includes as Exhibit A the Form of Rights Certificate and as Exhibit B the Summary of Rights (incorporated by reference to Exhibit 4.1 to Equifax Inc.’s Form 8-K filed on October 18, 2005).

10.1	Employment Agreement dated as of August 22, 2005 between Equifax Inc. and Richard F. Smith.
10.2	Deferred Share Award Agreement dated as of September 19, 2005 between Equifax Inc. and Richard F. Smith.
31.1	Certification of Richard F. Smith, Chairman-Elect and Chief Executive Officer of Equifax Inc., pursuant to Rule 13a-14(a).
31.2	Certification of Donald T. Heroman, Chief Financial Officer of Equifax Inc., pursuant to Rule 13a-14(a).
32.1	Certification of Richard F. Smith, Chairman-Elect and Chief Executive Officer of Equifax Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Donald T. Heroman, Chief Financial Officer of Equifax Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Financial measures that supplement U.S. generally accepted accounting principles.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUIFAX INC.
(Registrant)
Date: November 7, 2005	By: /s/ RICHARD F. SMITH
Richard F. Smith
Chairman-Elect and Chief Executive Officer
Date: November 7, 2005	/s/ DONALD T. HEROMAN
Donald T. Heroman
Chief Financial Officer

INDEX TO EXHIBITS

The following documents are being filed as Exhibits to this Report.

Exhibit No.	Description
4.1

Amended and Restated Rights Agreement, dated as of October 14, 2005, between Equifax Inc. and SunTrust Bank, as Rights Agent, which includes as Exhibit A the Form of Rights Certificate and as Exhibit B the Summary of Rights (incorporated by reference to Exhibit 4.1 to Equifax Inc.’s Form 8-K filed on October 18, 2005).

10.1	Employment Agreement dated as of August 22, 2005 between Equifax Inc. and Richard F. Smith.
10.2	Deferred Share Award Agreement dated as of September 19, 2005 between Equifax Inc. and Richard F. Smith.
31.1	Certification of Richard F. Smith, Chairman-Elect and Chief Executive Officer of Equifax Inc., pursuant to Rule 13a-14(a).
31.2	Certification of Donald T. Heroman, Chief Financial Officer of Equifax Inc., pursuant to Rule 13a-14(a).
32.1	Certification of Richard F. Smith, Chairman-Elect and Chief Executive Officer of Equifax Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Donald T. Heroman, Chief Financial Officer of Equifax Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Financial measures that supplement U.S. generally accepted accounting principles.