Form 10-K
period 2005-12-31
EQUIFAX INC
filed 2006-03-02
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act (“Act”).
                 ☒ YES                  ☐ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                 ☐ YES                  ☒ NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
                 ☒ YES                  ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
                 ☒ Large accelerated filer                 ☐ Accelerated filer            ☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                 ☐YES                  ☒ NO

As of the last day of the second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,202,477,677 based on the closing sale price as reported on the New York Stock Exchange. At January 31, 2006, there were 129,414,320 shares of voting common stock with a par value of $1.25 outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s definitive proxy statement relating to its annual meeting of shareholders to be held on May 17, 2006 is incorporated by reference in Part III to the extent described therein.

FORWARD-LOOKING STATEMENTS

As used herein, the terms “Equifax,” “the Company,” “we,” “our” and “us” refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

This Form 10-K and certain information incorporated herein by reference contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. In addition, certain statements included in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval, which are not statements of historical fact, are forward-looking statements. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seeks,” “plan,” “project,” “continue,” “predict,” and other words or expressions of similar meaning are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are found at various places throughout this report and in the documents incorporated herein by reference. These statements are based on our current expectations about future events or results and information that is currently available to us, involve assumptions, risks, and uncertainties, and speak only as of the date on which such statements are made. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Our actual results may differ materially from those expressed or implied in these forward-looking statements. Factors that may cause such a difference, include, but are not limited to those discussed in Part I, Item IA, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors, below, as well as: changes in worldwide and U.S. economic conditions that materially impact consumer spending and consumer debt; interest rate increases or other factors that reduce mortgage refinancings or new mortgages; changes in the marketing techniques of credit card issuers; pricing and other competitive pressures and the company’s ability to gain or maintain share of sales as a result of actions by competitors and others; risks relating to illegal third party efforts to access data; risks associated with the integration of acquisitions and other investments; the outcome of our litigation; changes in estimates in critical accounting judgments; changes in or failure to comply with laws and regulations, including changes in the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax interpretations) in domestic or foreign jurisdictions; costs associated with compliance with the Fair and Accurate Credit Transactions Act of 2003 and federal or state responses to identity theft concerns; exchange rate fluctuations and other risks associated with investments and operations in foreign countries; our ability to successfully develop and market new products and services, incorporate new technology and adapt to technological change; equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing; increased competitive pressures both domestically and internationally; and international conflict, including terrorist acts. Equifax undertakes no duty to update, whether as a result of new information, future events or otherwise, unless required by law.

Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including future reports on Forms 10-Q and 8-K, and any amendments thereto.

You may obtain our SEC filings at our website, www.equifax.com/OurCompany/Investor Center/Financials/SEC Filings, or over the Internet at the SEC’s web site, www.sec.gov.

PART I

ITEM 1.                BUSINESS

Overview

We were founded in Atlanta, Georgia, in 1899, incorporated in Georgia in 1913, and have been known as Equifax Inc. since 1975. We have been publicly owned since 1965, listed on the New York Stock Exchange since 1971 and are a member of the S&P 500 and certain other indices.

We collect, organize and manage numerous types of credit, financial, public record, demographic and marketing information regarding individuals and businesses. This information originates from a variety of sources including financial or credit granting institutions, governmental entities and consumers. Our proprietary databases contain information on more than 400 million consumers and businesses worldwide. The original data is compiled and processed utilizing our proprietary software and systems and distributed to customers in a variety of user-friendly and value-add formats. Our products and services include consumer credit information, information database management, marketing information, business credit information, decisioning and analytical tools, and identity verification services which enable businesses to make informed decisions about extending credit or service, mitigate fraud, manage portfolio risk, and develop marketing strategies for consumers and businesses. We also enable consumers to manage and protect their financial affairs through a portfolio of products that we sell directly via the Internet and in various hard-copy formats.

We currently operate in 13 countries: North America (the U.S., Canada and Costa Rica), Europe (the U.K., Ireland, Spain and Portugal) and Latin America (Brazil, Argentina, Chile, El Salvador, Peru and Uruguay). We serve customers across a wide range of industries, including the financial services, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as state and federal governments. Our revenue stream is highly diversified with our largest customer providing slightly more than 2% of total revenues.

Segment Reporting

We manage our business and report our financial results through the following three reportable segments:

•       North America

•       Europe

•       Latin America

The North America reportable segment consists of three operating segments:

•       Information Services

•       Marketing Services

•       Personal Solutions

Detailed financial results and segment information are provided below in Part II, Item 8, Financial Statements and Supplementary Data—Note 13 of the Notes to Consolidated Financial Statements, Segment Information.

Overview

Our strategic objective is to provide value-add products and services that leverage our information and enabling technology assets to allow customers to determine the type of business relationship to have with a particular consumer or small business. These products and services include:

•  Enabling businesses to make informed decisions utilizing credit information;

•       Assisting customers in reducing the impact of fraudulent activities;

•       Assisting companies in the management of their credit portfolios;

•       Enabling customers to manage their debt recovery activities;

•       Enabling customers to market specific products and services to consumers and small businesses;

•       Enabling customers to develop marketing strategies for cross-selling other products and services to their entire customer base;

•       Enabling consumers to manage information on their personal credit and financial histories; and

•       Enabling customers to comply with federal and state legislation in their customer management and ID verification processes.

To meet these strategic objectives, we have developed numerous analytical tools for customers to use in their consumer and commercial decisioning activities. These activities cover the complete customer life cycle from consumer acquisition, to relationship management (e.g., up-selling, cross-selling), to risk management.

Our Predictive Sciences solutions include (1) the statistical analysis of data, (2) creation of models, (3) integration of models into decisioning platforms (e.g. enabling technologies) and (4) consulting with our customers in the formulation and execution of strategies to maximize revenue opportunities throughout our Information and Marketing Services businesses. We also sell our services to institutions that may not be customers for our information services, but will utilize our enabling technology solutions to make better business decisions.

Our enabling technologies include products such as ePort, APPLY, Decision Power, ID Authentication, Accel CM, Accel DM and InterConnect. These platforms are developed in an Application Service Provider (“ASP”) format to allow for ease of integration with customers’ internal systems and to leverage Equifax’s extensive technological systems and communication networks. To broaden and further strengthen our enabling technologies capabilities within North America Information Services, we acquired APPRO Systems, Inc. (“APPRO”) on March 15, 2005. APPRO’s LoanCenter software products and services serve the credit origination, underwriting and fulfillment needs for financial institutions, credit unions and automotive lending institutions. Also, on August 29, 2005, we acquired BeNow, Inc., a provider of leading edge solutions to multi-channel marketers, to enhance our Marketing Services business and add to our enabling technology capabilities.

North America

North America is our largest reportable segment and in 2005 generated 81% of our revenue and 87% of our operating profit before general corporate expense. This segment includes results of our Information Services, Marketing Services and Personal Solutions operating segments in the U.S., Canada and Costa Rica. Approximately 2,750 employees were employed in the North America reporting segment as of December 31, 2005.

Information Services

In North America, our Information Services operating segment consists of the following components: U.S. Consumer and Commercial Services, Mortgage Services and our Canadian Operations.

Our Consumer Services products and services are derived from the credit information that we maintain about individual consumers, and are the dominant products and services in our North America segment. We maintain information on more than 290 million consumers in North America, where we are a market leader in Consumer Services. We offer a full range of Consumer Services products in our North America markets, including credit reporting, credit scoring, mortgage reporting, risk management, fraud detection and modeling services, together with certain of our decisioning products that facilitate pre-approved offers of credit and automate a variety of credit decisions. Our customers utilize the information we provide to make decisions for a wide range of credit and business purposes, such as whether, and on what terms, to approve mortgage or auto loans, credit card applications, identity verification and similar business uses. Risk management and fraud detection and prevention services enable banks and financial institutions to monitor default rates and proactively manage their existing credit card accounts.

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

Our Commercial Services products and services are derived from our databases of credit and financial information about businesses. The sale of credit information, scores and decisioning tools are the primary sources of revenue, and are purchased by a wide variety of customers. We have created Small Business Exchange, a unique single source of small business credit information in the U.S., and maintain information on more than 30 million small businesses. Our Small Business Credit Database includes loan, credit card, public records data and leasing history as well as trade accounts receivable performance. Customers utilize our reports to make financial and marketing decisions.

Our Mortgage Services products, available only in the U.S., consist of specialized credit reports that combine the reports of the three major consumer credit reporting agencies into one. Mortgage lenders use these reports in making their mortgage underwriting decisions.

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

•       Easily access on-line customer mailing lists;

•       Use “what-if” scenarios to create customized mailing lists on-line;

•       Improve their direct mail response rate; and

•       Reduce costs associated with unwanted or unnecessary mailings.

Our Credit Marketing Services products and services, available in the U.S., Canada, Latin America and Europe, utilize our consumer credit information databases through batch processing to help our customers acquire new customers and monitor current relationships using a variety of products and services including prescreen and account review services.

We provide Direct Marketing Services products, such as compiled, self-reported and permission-based consumer marketing databases and services, and integrated precision marketing tools that enable marketers to identify, target and build consumer relationships through postal and email marketing. Our targeted high quality demographic and lifestyle information lists and list performance services, which include data enhancement, data quality, modeling and analytical consulting, facilitate improved direct mail response and increased customer loyalty. Our products enable customers to target specifically defined market segments and individuals, and to design more effective and economically efficient marketing campaigns. Customers include financial institutions, insurers, catalogers, publishers, technology companies, manufacturers and telecommunications companies.

Personal Solutions

Our products and services allow consumers to make smarter financial decisions. We focus on solving three problems for consumers—managing personal credit, preparing for a major purchase and protecting personal identity. Equifax Credit Report™ provides consumers with access to their credit profile. Equifax Credit Watch™ is a subscription service that assists consumers in protecting against identity theft and the associated fraud that typically occurs as a result of identity theft. ScorePower® provides consumers with access to their FICO® score, the score used most frequently by lenders when making lending decisions. Score Watch™ is a subscription service that monitors a consumer’s FICO® score and shows correlating interest rates likely to be offered within credit score ranges. The Equifax 3-in-1 Credit Report™ combines reports from the three nationwide credit reporting agencies, in one convenient easy to use product. 3-in-1 Monitoring is a subscription service that monitors and reports changes on reports at any of the three consumer credit reporting agencies. We offer our products in both online and off-line versions, depending upon the preference of the consumer. We also offer our products through relationships with business partners, by providing them the ability to distribute our products to their customers. Most of our products are available in the U.S., Canada and the U.K.

Europe

The Europe segment consists of our operations conducted in the U.K., Ireland, Spain and Portugal, and accounted for 10% of our 2005 revenue. The U.K. accounted for 88% of the segment’s revenue. Approximately 570 employees were employed in Europe as of December 31, 2005.

Our Information Services product line is sold in the U.K., Portugal and Spain. These products are based on consumer credit records that we maintain. The Consumer Services products we provide include credit reporting, credit scoring, risk management, fraud detection and modeling services. Our Commercial Services products, such as business credit reporting and commercial risk management services, are only available in the U.K.

In the U.K., we also provide both Credit Marketing and Direct Marketing products and services, similar to the U.S. Our core offerings include prospect list generation for marketing to businesses and consumers along with analytics supporting marketing campaigns. We have a limited offering of Marketing Services’ products in Spain as well. We also offer our Personal Solutions products in the U.K. under the branding of myEquifax™, a unique on-line service for consumers.

Europe customers include banks, mortgage lenders, financial institutions and governments, which utilize the information we provide to make decisions for a wide range of credit and business purposes, such as approval of loans for many purposes, applications, verification of identities, account management and other related business uses. Products are developed to respond to market needs and opportunities and may include variations of products offered in the U.S. market.

Latin America

The Latin America segment consists of our operations conducted in Brazil, Argentina, Chile, El Salvador, Peru and Uruguay, and accounted for 9% of our 2005 revenue. Brazil accounted for 53% of the segment’s revenue. Approximately 950 employees were employed in Latin America as of December 31, 2005. Our Information Services product and services line is sold in each country of Latin America, and our Consumer Services products and services are the dominant source of revenue in each of these countries, with the exception of Brazil. We offer a full range of Consumer Services products based on the consumer credit records that we maintain, including credit reporting, credit scoring, risk management, identity verification and fraud detection services.

We offer our Commercial Services products and services line in each of the Latin America countries to varying degrees and it is the dominant source of revenue in Brazil where we are a market leader. Services offered include credit reporting, decisioning tools and software and commercial risk management services on businesses operating in these countries.

We also offer our Credit Marketing products and services to varying degrees in each of the Latin America countries and provide a variety of consumer and commercial marketing services based on our extensive credit information databases including: account profitability analysis, business profile analysis, business prospect lists and database management.

Latin America customers include banks, telecommunications companies, retailers, financial institutions and governments which utilize the information we provide to make decisions for a wide range of credit and business purposes such as credit card applications, service applications, identity verification and similar business uses. In each of this segment’s countries the majority of our customers access our products and services through a number of electronic distribution mechanisms, including direct real-time access, which facilitates instant decisions and cross-selling opportunities. We also sell directly our various reports and services via branches, websites and mail fulfillment.

Sales and Distribution

We have a sales organization in each of our geographical segments. We sell our products primarily through our direct sales force, although the sales channels used by us can and will vary by product and service depending on market and business needs. We also sell and market our products and services through indirect sales channels. We also sell through direct mail and various websites, such as www.equifax.com, which is the primary distribution channel for our Personal Solutions products and services.

We primarily distribute our products and services to customers worldwide through electronic data interfaces. Our enabling technologies platforms are developed primarily in an ASP format to allow for ease of integration into customers’ inhouse technology systems and to leverage our extensive technological system and communication network. Equifax ePORT™, our web-based product delivery channel, enables us to deliver services to customers via a secure Internet connection. The success of our Personal Solutions product line is directly linked to delivery of products to consumers through a secure Internet channel. We will continue to leverage technology to capitalize on the most efficient and effective means of delivering products and services to our customers.

Product Development

Our products and services are based on proprietary technology and databases enabling customers to operate their businesses efficiently and effectively. We constantly expand our product and service offerings through internal development, partnering with third parties and through acquisitions.

Data Sources

We rely extensively on data from external sources for our proprietary and non-proprietary databases. These sources include financial or credit granting institutions, which provide loan and accounts receivable information; governmental entities, which provide public records of bankruptcies, liens and judgments; and consumers, who participate in surveys and submit warranty cards from which we gather demographic and marketing information. Our Information Services product line relies predominately on data received from customers via contractual relationships and from various government and public record services. Additionally, in the U.S. we also rely on a contractual relationship with Computer Sciences Corporation, a division of which is a third party affiliate, to provide us data in certain geographic areas. Outside of the U.S., governmental data sources are generally more significant to our business.

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

Government Regulation

Since our business involves the collection of consumer data and the distribution of such information to businesses who make credit, service and marketing decisions, certain of our activities and products and services are subject to regulation under various local, state and federal laws in the U.S. governing consumer report data and consumer reporting agencies, including the Fair Credit Reporting Act (“FCRA”), which regulates the use of consumer credit information and, to a lesser extent, the Gramm-Leach-Bliley Act, which regulates the use of non-public personal financial information held by financial institutions. The Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”) amended the FCRA and became law in December 2003. During 2004, as required by the FACT Act, we established, along with the other nationwide credit reporting agencies, a centralized request facility, Central Source, LLC, which is owned jointly by Equifax, Experian Information Solutions, Inc. (“Experian”) and TransUnion LLC (“TransUnion”), to provide to consumers, upon their request, a free annual credit file disclosure on a phased-in between December 1, 2004 and September 1, 2005. Additional provisions of the FACT Act impose requirements designed to reduce consumer identity theft, limit provision of medical information and require reports to the Federal Trade Commission (“FTC”) regarding consumer complaints. For additional information on the FACT Act, see Part I, Item IA, “Risk Factors—Risks Relating to Regulation and Litigation” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We continue to monitor federal and state legislative and regulatory issues involving consumer data privacy and protection. Much of this activity resulted from highly publicized third party security breaches in early 2005 involving personal financial data. While numerous bills have been introduced and a few have become law at the state level, governing matters such as the right of consumers to “freeze” the credit files maintained by credit reporting agencies under certain circumstances and security breach notification provisions, these have not resulted in significant changes to our business practices. We expect to see an increase in the number of notices resulting from breached third party databases and the number of consumers that contact credit reporting companies following a breach. At the federal level, Congress has held hearings and drafted various bills dealing with data security and identity theft issues. We cannot predict the outcome of any of these bills in 2006 and the potential impact on our Consolidated Financial Statements. The FCRA, as amended in 2003, contains a number of significant identity theft protections for consumers and we continue to work with regulators to fully implement all of its provisions.

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

Intellectual Property

We generally seek protection under federal, state and foreign laws for strategic or financially important intellectual property developed in connection with our business. Certain intellectual property, where appropriate, is protected by contracts, licenses, registrations, confidentiality or other agreements or protections. We own several patents registered in the U.S. and certain foreign countries, the more important of which cover various aspects of and relate to the use of data within a consumer credit file. We also have certain registered trademarks in the U.S. and in many foreign countries. The most important of these is “Equifax” and many variations thereof. These marks are used in connection with most of our product lines and services. Although these patents and trademarks are important and valuable assets in the aggregate, no single patent, group of patents or trademark is critical to the success of our business. We do not hold any franchises or concessions that are material to our business or results of operations.

We license other companies to use certain data, technology and other intellectual property rights we own or control, primarily as core components of our products and services, on terms that are consistent with customary industry standards.

We are licensed by others to use certain data, technology and other intellectual property rights they own or control, none of which is material to our business except for licenses from (1) Fair Isaac Corporation, relating to certain credit scoring algorithms and the right to sell credit scores derived there-from, which licenses have varying durations and generally provide for usage-based fees; and (2) Seisint, Inc., relating to a software platform which facilitates sales by our Direct Marketing Services and Credit Marketing Services units, which licenses have ten-year terms beginning in 2002 and may be renewed on an annual basis thereafter.

Competition

We operate in a number of geographic, product and service markets, which are highly competitive. Our Information Services products primarily compete with the products of two global consumer credit reporting companies, Experian and TransUnion, which offer a range of consumer credit reporting products that are similar to products we offer. We believe that our products and services offer customers an advantage over those of our competitors because of the quality of our data files, which we believe to be superior in terms of depth and accuracy. Our competitive strategy is to rely on product features and quality while remaining competitive on price. Experian and Dun & Bradstreet, Inc. are the major competitors for our Commercial Services products, although we believe we have a unique database and product for the small business segment of that market. Our Marketing Services products also compete with these companies and others who offer demographic information products and services, including Acxiom Corporation, Harte-Hanks, Inc. and InfoUSA, Inc. We believe the Marketing Services products and services are superior and, in some cases unique compared to those offered by our competitors at comparable prices. Our Personal Solutions products and services compete with similar offerings sold directly by Experian and TransUnion and also with offerings from a number of resellers of consumer credit information sold by Experian, TransUnion and us. We tailor our pricing of Personal Solutions products to the needs of the market, which can change frequently due to the dynamic nature of the consumer market. We change our pricing periodically to accommodate new product introductions, or other market conditions.

Employees

We employed approximately 4,600 employees in 13 countries as of January 31, 2006. The North America segment employed approximately 2,750 of these employees, Europe employed approximately 580, Latin America employed approximately 960 and general corporate employed approximately 310. None of our U.S. employees are subject to a collective bargaining agreement and no work stoppages have been experienced. Pursuant to local laws, our employees in Brazil, Spain and Argentina are subject to collective bargaining agreements that govern general salary and compensation matters, basic benefits and hours of work. Equifax is not a party to these agreements. We consider our employee relations to be good. Information regarding our officers is included in “Executive Officers of the Registrant” below.

Available Information

Our website is www.equifax.com. We make available on this website, free of charge, our annual reports on Form 10-K, quarterly filings on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Information contained on our website is not part of this Form 10-K or our other filings with the SEC.

Financial Information About Geographic Areas

Detailed financial information by geographic area, including revenues for the past three fiscal years from our customers in the U.S., from our customers outside the U.S., and from customers in certain foreign countries, is set forth in Part II, Item 8, Financial Statements and Supplementary Data—Note 13 of the Notes to Consolidated Financial Statements, Segment Information.

Executive Officers of the Registrant

Following are the persons serving as our executive officers as of March 2, 2006, together with their ages, positions and brief summaries of their business experience are as follows:

Name	Age	Position	Officer Since
Richard F. Smith	46	Chairman and Chief Executive Officer	2005
Karen H. Gaston	53	Corporate Vice President and Chief Administrative Officer	1998
Donald T. Heroman	54	Corporate Vice President and Chief Financial Officer	2002
Kent E. Mast	62	Corporate Vice President and General Counsel	2000
Paul J. Springman	60	Corporate Vice President and Chief Marketing Officer	1990
Nuala M. King	52	Vice President and Corporate Controller	2004

There are no family relationships among our executive officers, nor are there any arrangements or understandings between any of the officers and any other persons pursuant to which they were selected as officers.

Mr. Smith has been Chairman and Chief Executive Officer since December 15, 2005. He was named Chairman-Elect and Chief Executive Officer effective September 19, 2005 and was elected as a Director on September 22, 2005. Prior to that, Mr. Smith served as Chief Operating Officer, GE Insurance Solutions, since 2004; as President and Chief Executive Officer of GE Property and Casualty Reinsurance from 2003 to 2004; as President and Chief Executive Officer of GE Property and Casualty Reinsurance—Americas of GE Global Insurance Holdings Corp. from 2001 to 2003; and as President and Chief Executive Officer,

GE Capital Fleet Services from 1995 to 2000; and in various other executive positions with General Electric Corporation.

Ms. Gaston, Mr. Mast and Mr. Springman have been employed with Equifax or its subsidiaries in executive positions for the previous five years.

Mr. Heroman joined Equifax as Corporate Vice President and Chief Financial Officer in November 2002. Prior to joining Equifax, he served as Executive Vice President and Chief Financial Officer of People’s Bank in Bridgeport, Connecticut. Before joining People’s Bank, he was at SunTrust Banks, Inc. from 1988 until 2001, where his last position held was Senior Vice President and Treasurer.

Ms. King joined Equifax in March 2004 as Vice President and Corporate Controller. Prior to joining Equifax, Ms. King served as Corporate Controller for UPS Capital, and in various executive positions with The Coca-Cola Company for more than 18 years.

ITEM 1A.        RISK FACTORS

The following risk factors and other information included in this Form 10-K should be carefully considered. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be less significant may also impair our business operations. If any of the following risks actually were to occur, our business, financial condition or results of operations could be materially and adversely affected.

Risks Related to Our Business

Since our revenues depend to a large extent on our customers’ demand for consumer credit information, deterioration of current economic conditions may harm our results of operations.

Consumer credit reports constitute our core product. In general, our customers use our credit information and related services to process applications for new credit cards, automobile loans, home mortgages and refinancing and other consumer loans. They also use our credit information and services to monitor existing credit relationships. Consumer demand for credit, i.e., rates of spending and levels of indebtedness, tends to grow more slowly or decline during periods of economic contraction or slow economic growth. Rising rates of interest may reduce consumer demand for mortgage loans. A decline in consumer demand for credit may reduce our customers’ demand for our consumer credit information. Consequently, our revenues from consumer credit information products and services could be negatively affected and our results of operations harmed if consumer demand for credit decreases.

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

We operate in a number of geographic, product and service markets that are highly competitive. In consumer credit reporting services, we compete primarily with two global consumer credit reporting companies, Experian and TransUnion. We also compete with these and other companies, including Acxiom Corporation, Harte-Hanks, Inc. and InfoUSA, Inc. with respect to our direct marketing services, Fair Issac Corporation, Experian and TransUnion with respect to our analytical tools and a variety of software companies with respect to our enabling technologies. Competitors may develop products and services that are superior to or that achieve greater market acceptance than our products and services.

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

In our markets, technology changes rapidly and there are continuous improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems, database technology and the use of the Internet. Advances in technology may result in changing customer preferences for products and services and delivery formats. If we fail to enhance our current products and develop new products in response to changes in technology, industry standards or customer preferences, our products and services could rapidly become less competitive or obsolete. Our future success will depend, in part, upon our ability to internally develop new and competitive technologies; use leading third-party technologies effectively; continue to develop our technical expertise; anticipate and effectively respond to changing customer needs; and influence and respond to emerging industry standards and other technological changes.

We may suffer adverse financial consequences if Computer Sciences Corporation requires us to purchase its credit reporting business when the public equity or debt markets or other financing conditions are unfavorable to us.

In 1988, we entered into an agreement with Computer Sciences Corporation, or CSC, and certain of its affiliates under which CSC’s credit reporting agencies utilize our computerized credit database services. Under the agreement, CSC has an option, exercisable at any time, to sell its credit reporting business to us. The option expires in August 2013. The option exercise price will be determined by an appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if CSC were to exercise the option today, the option price would be approximately $650 million to $700 million. This estimate is based solely on our internal analysis of the value of the businesses, current market conditions and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than the estimated amount. If CSC were to exercise its option, we would have to obtain additional sources of funding. We believe that this funding would be available from sources such as additional bank lines of credit and the issuance of public debt and/or equity. However, the availability and terms of any such capital financing would be subject to a number of factors, including credit market conditions, the state of the equity markets, general economic conditions and our financial performance and condition. Because we do not control the timing of CSC’s exercise of its option, we could be required to seek such financing and increase our debt levels at a time when market or other conditions are unfavorable.

Our international operations subject us to additional business risks that may reduce our profitability or revenues.

We conduct business outside the U.S. During the fiscal year ended December 31, 2005, we received approximately 26% of our revenues from business outside the U.S. As part of our growth strategy, we plan to continue to pursue opportunities outside the U.S. As a result, our future operating results could be negatively affected by a variety of factors, many of which are beyond our control. The risks and potential costs of our international operations include: political and economic instability; changes in regulatory requirements and policy and the adoption of laws detrimental to our operations, such as legislation relating to the collection and use of personal data; negative impact of currency exchange rate fluctuations; potentially adverse tax consequences; increased restrictions on the repatriation of earnings; and general economic conditions in international markets. We may not be able to avoid significant expenditures in addressing these potential risks.

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

Our ability to provide reliable service largely depends on the efficient and uninterrupted operation of our computer network systems and data centers. Some of these systems have been outsourced to third party providers. Any significant interruptions could severely harm our business and reputation and result in a loss of customers. Our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. The steps we have taken to prevent a system failure, including backup disaster recovery systems, may not be successful and our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

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

•       The potential dilution of our existing shareholders and earnings per share;

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

The loss of key personnel, or the inability to attract and retain highly skilled personnel, could make it more difficult to run our business and reduce our likelihood of success.

We are dependent on the principal members of our management and technical computer information systems staff. We do not have employment agreements with any of our executive officers other than Richard F. Smith, Chairman and Chief Executive Officer, and Donald T. Heroman, Chief Financial Officer. The loss of our management and key technical employees might slow the achievement of important business goals. It is also critical to our success that we recruit and retain qualified technical personnel to perform development work. We may not be able to attract and retain skilled and experienced technical personnel on acceptable terms because of intense competition.

Risks Related to Our Common Stock

We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common stock.

The issuance of additional equity securities or securities convertible into equity securities would result in dilution of the then-existing shareholders’ equity interests in us. Our Board of Directors has the authority to issue, without vote or action of shareholders, up to 10,000,000 shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. If we issue convertible preferred stock, a subsequent conversion may dilute the current common shareholders’ interest. Our Board of Directors has no present intention of issuing any such preferred stock, but reserves the right to do so in the future. In addition, we are authorized to issue, without shareholder approval, up to 300,000,000 shares of common stock, of which 133,534,624 shares were outstanding as of December 31, 2005, including shares held by employee benefits trusts.

Provisions in our articles of incorporation, bylaws, shareholder rights plan, other agreements and Georgia law may make it difficult for a third party to acquire us, even in situations that may be viewed as desirable by our shareholders.

Our articles of incorporation, bylaws, shareholder rights plan, other agreements and the General Business Corporation Code of the State of Georgia, or Georgia Code, contain provisions that may delay or prevent an attempt by a third party to acquire control of our company. For example, our articles of incorporation:

•       Provide for classified terms for the members of our Board of Directors;

•       Authorize our Board of Directors to fill vacant directorships or to increase the size of the Board;

•       Do not authorize our shareholders to remove a director without cause;

•       Do not authorize our shareholders to cumulate voting in the election of directors; and

•       Authorize the issuance of preferred stock with such rights, powers and privileges as the Board of Directors deems appropriate.

In addition, our bylaws limit the ability of shareholders to bring business before a meeting of shareholders and do not allow our shareholders to act by written consent.

We are a Georgia corporation and have elected to be governed by the “business combination” and “fair price” provisions of the Georgia Code, that could be viewed as having the effect of discouraging an attempt to obtain control of us. The business combination provision generally would prohibit us from engaging in various business combination transactions with any interested shareholder for a period of five years after the date of the transaction in which the person became an interested shareholder unless certain designated conditions are met.

The fair price provision generally requires that, absent Board or shareholder approval of an acquisition or merger, an interested shareholder seeking to engage in a business combination transaction with us must pay the remaining shareholders the same price for their shares as was paid by the interested shareholder to acquire beneficial ownership of 10% or more of our outstanding voting shares.

We have also implemented a shareholder rights plan, also called a poison pill, which could make it uneconomical for a third party to acquire our company on a hostile basis.

These provisions could also discourage or impede a tender offer, proxy contest or other similar transactions involving control of us, even if viewed favorably by shareholders.

Risks Relating to Regulation and Litigation

Compliance with recent amendments to the FCRA have increased our compliance costs.

The FACT Act, which amended the FCRA, became law in December 2003. Beginning on December 1, 2004, the FACT Act, among other things, required us on an annual basis to provide free credit reports to consumers upon request. These reports may be requested by Internet, telephone or mail through centralized request facilities which we and other nationwide credit reporting agencies must establish and support. In addition, subject to final regulations to be adopted by the FTC, consumers will be entitled to a free credit report upon request if a report results in the consumer obtaining credit terms less favorable than those provided to a majority of the credit provider’s customers (also known as risk-based pricing). The FACT Act also requires us to provide credit scores to requesting consumers for a reasonable fee, as determined by the FTC.

The FTC has issued regulations to implement many of these requirements, including establishment of the centralized request facilities and development of procedures to phase-in such requests. The phase-in was completed on September 1, 2005. Additional provisions of the FACT Act impose requirements designed to reduce consumer identity theft, limit provision of medical information and require reports to the FTC regarding consumer complaints. We have modified our procedures and systems to deal with these and other FACT Act provisions where applicable.

We have incurred significant compliance costs to implement the FACT Act requirements, and we expect to continue incurring expenses to comply with the FTC’s regulations that could have a material adverse effect on our financial condition and results of operations. The net impact of the free report disclosure and other requirements of the FACT Act on our business will depend on numerous factors, including among others the actual demand of consumers for free credit reports; our ability to increase fees to customers to recover these regulatory costs; our experience marketing fee-generating products to consumers requesting free credit file disclosures; the FTC’s final determination of the fee we can charge for providing credit score disclosures to requesting consumers; the actual cost of resolving additional credit file and credit score reinvestigation requests from consumers; and approval of final FTC and Federal Reserve Board rules on risk-based pricing transactions and other matters.

Changes in the legislative, regulatory and judicial environments may adversely affect our ability to collect, manage, aggregate and use data.

Our business involves collection of consumer and business data and distribution of such information to businesses making credit and marketing decisions. Consequently, certain of our activities and services are subject to regulation by federal, state and local authorities in the U.S. and Canada, and in those countries within Europe and Latin America where we do business. For instance, much of the data and services that we provide are subject to regulation under the FCRA which regulates the use of consumer credit information and, to a lesser extent, the Gramm-Leach-Bliley Act which regulates the use of non-public personal information held by financial institutions.

We are also subject to the U.K.’s Data Protection Act of 1998, which regulates the manner in which we can use third-party data and recent regulatory limitations relating to use of the Electoral Roll, one of our key data sources in the U.K. In addition, public interest in individual privacy rights and the collection, distribution and use of information about individuals may result in the adoption of new federal, state, local and foreign laws and regulations that could include increased compliance requirements and restrictions on the purchase, sale and sharing of information about consumers for commercial purposes, and have a negative impact on our ability to collect such information provided by consumers voluntarily. Future international, federal, state and local laws and regulations with respect to the collection, management and use of data about individuals, and adverse publicity, judicial interpretations or potential litigation concerning the commercial use of such information, may result in substantial regulatory compliance costs, litigation expense or a loss of revenue. The outcome of litigation is inherently uncertain and adverse developments or outcomes can result in significant monetary damages, penalities or injunctive relief against us.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

There were no unresolved comments from the Staff of the SEC at December 31, 2005.

ITEM 2.                PROPERTIES

Our executive offices are located at 1550 Peachtree Street, N.W., Atlanta, Georgia, in a leased facility that is also utilized by our North America and Latin America segments. Our other properties are geographically distributed to meet sales and operating requirements worldwide. We consider these properties to be both suitable and adequate to meet our current operating requirements, and most of the space is being utilized. We ordinarily lease office space for conducting our business and are obligated under approximately 80 leases and other rental arrangements for our headquarters and field locations. We own four office buildings. One is located in Wexford, Ireland and is utilized by Europe. One each, utilized by Latin America, is located in Sao Paulo, Brazil and in Santiago, Chile. A fourth located in Buenos Aires, Argentina was purchased in 2001 for use by Latin America but never occupied, and is now held for sale or lease. We also own 23.5 acres in Windward Office Park located in Alpharetta, Georgia, adjacent to office space we currently lease. For additional information regarding our obligations under leases, see Part II, Item 8, Financial Statements and Supplementary Data—Note 5 of the Notes to Consolidated Financial Statements, Commitments and Contingencies. We believe that suitable additional space will be available to accommodate our future needs.

ITEM 3.                LEGAL PROCEEDINGS

On December 30, 2003, Equifax and Naviant, Inc. served a demand for arbitration alleging, among other things, that the shareholder sellers of Naviant had breached various representations and warranties concerning information furnished to us in connection with our acquisition of Naviant in 2002. The arbitration demand seeks rescission of our Naviant purchase and the recovery of the purchase price or, in the alternative, recovery of monetary damages on various grounds. On March 22, 2004, we recommenced our demand for arbitration in order to utilize the procedures of the American Arbitration Association. Some of the respondents have answered and denied liability. Following the dismissal of the action described in the next paragraph, a schedule was established for the arbitration, which is now underway. Discovery is ongoing and a hearing on the merits is scheduled for October 2006. We cannot at this time predict the probable outcome of this matter.

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

On August 13, 2004, in a case captioned Equifax Inc and Naviant, Inc. v. Austin Ventures VII, L.P., et al., Equifax filed suit in the U.S. District Court for the Southern District of Florida to preserve its claims against the shareholder and option holder sellers of Naviant pending the arbitration proceeding described above. On June 20, 2005, the District Court granted the request of Equifax to stay the litigation pending the arbitration. The District Court denied the motion to dismiss of two defendants, and Equifax subsequently dismissed its claims against one of these defendants, Seisint, Inc., as part of a settlement.

On November 19, 2004, an action was commenced captioned Robbie Hillis v. Equifax Consumer Services, Inc. and Fair Isaac, Inc., in the U.S. District Court for the Northern District of Georgia. Plaintiff asserts that defendants have jointly sold Equifax’s Score Power® credit score product in violation of certain procedural requirements under the federal Credit Repair Organizations Act (“CROA”). Plaintiff contends that Equifax Consumer and Fair Isaac are “credit repair organizations” under CROA and that the transaction by which he purchased Score Power® was in violation of CROA and fraudulent. Plaintiff seeks certification of a class on behalf of all individuals who purchased such services from defendants within the five-year period prior to the filing of the complaint. Plaintiff seeks unspecified damages, attorneys’ fees and costs. On May 23, 2005, the District Court denied defendants’ partial motions to dismiss the case and the defendants have answered, denying all liability or wrongdoing. Discovery is concluded. Plaintiff has filed motions for class certification and partial summary judgment. Equifax denies any liability or wrongdoing, denies that a class action is appropriate and will vigorously defend against all claims.

On October 18, 2005, in an action captioned Steven G. Millett and Melody J. Millett v. Equifax Information Services, LLC and Equifax Consumer Services, Inc., which was originally filed on June 16, 2004 and was recently transferred from the U.S. District Court for Kansas to the U.S. District Court for the Northern District of Georgia, plaintiffs filed a Fourth Amended Complaint. In this Complaint, plaintiffs for the first time assert, among other allegations, that Equifax Consumer Services, Inc. sold Equifax’s Credit Watch product in violation of certain procedural requirements under CROA, similar to the claims made by plaintiff in the Hillis case described in the preceding paragraph. Plaintiffs seek certification of a class on behalf of all individuals who purchased the CreditWatch product from Equifax from September 9, 2001 to the present, and unspecified damages, attorney’s fees and costs. Equifax has filed a partial motion to dismiss. Discovery is ongoing. Equifax denies any liability or wrongdoing, denies that a class action is appropriate and will vigorously defend against all claims.

On March 25, 2004, the National Credit Reporting Association, Inc. (“NCRA”), a trade association of mortgage credit information resellers, and, separately, 23 of NCRA’s members, commenced suits against Equifax, Experian and TransUnion alleging various violations of antitrust and unfair practices laws. After a variety of rulings on procedural and substantive issues, including grants on two occasions of all or part of defendants’ motions to dismiss, the remaining claims of all plaintiffs have been consolidated under a Third Amended Complaint, filed June 29, 2005, in an action captioned Standfacts Credit Services, et al. v. Experian Informations Solutions, Inc., Equifax Inc., and TransUnion, LLC, pending in the U.S District Court of the Central District of California. Plaintiffs seek to represent a class of all resellers that have purchased information from defendants since March 2000, and allege that the defendants have conspired to monopolize, have discriminated among resellers in pricing and have treated resellers unfairly. The amended complaint seeks injunctive relief and unspecified amounts of damages. On August 12, 2005, the defendants moved to dismiss the antitrust claims and for summary judgment on the unfair practices claims. The District Court granted defendants’ motions to dismiss all claims except for one remaining Sherman Act, Section 1 conspiracy claim and a state law claim based on the same theory. Equifax denies any liability or wrongdoing, denies that a class action is appropriate and will vigorously defend against all claims.

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

We are involved in other matters, claims and proceedings as is normal in the ordinary course of our business. Any possible adverse outcome arising from these matters is not expected to have a material impact on our results of operations or financial position, either individually or in the aggregate. However, our evaluation of the likely impact of these pending lawsuits could change in the future.

For information about contingent tax matters related to Canada Revenue Agency, see Part II, Item 8, Financial Statements and Supplementary Data—Note 5 of the Notes to Consolidated Financial Statements, Commitments and Contingencies, in this Form 10-K.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2005.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed and traded on the New York Stock Exchange under the ticker symbol “EFX”. The following table shows the high and low sales prices for our stock, as reported on the New York Stock Exchange, for each quarter in the last two fiscal years:

	2005		2004
	High	Low	High	Low
(In dollars)
First	$ 31.57	$ 26.97	$ 27.18	$ 23.90
Second	$ 36.52	$ 29.63	$ 27.37	$ 23.52
Third	$ 38.07	$ 32.60	$ 26.70	$ 22.60
Fourth	$ 38.98	$ 33.50	$ 28.46	$ 25.15
Year	$ 38.98	$ 26.97	$ 28.46	$ 22.60

Holders

At January 31, 2006, we had approximately 7,730 holders of record of our common stock; however, we believe the number of beneficial owners of common stock exceeds this number.

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

	2005	2004
First	$ 0.03	$ 0.02
Second	0.04	0.03
Third	0.04	0.03
Fourth	0.04	0.03
Year	$ 0.15	$ 0.11

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this Item regarding the securities authorized for issuance under our equity compensation plans is included in the section captioned “Securities Authorized for Issuance Under Equity Compensation Plans” of our Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2006 to be filed with the Securities and Exchange Commission (“SEC”), and is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our fourth quarter ended December 31, 2005:

				Maximum Number
				(or Approximate
			Total Number	Dollar Value)
		Average	of Shares Purchased	of Shares that May
	Total Number	Price	as Part of	Yet Be Purchased
	of Shares	Paid	Publicly-Announced	Under the Plans or
Period	Purchased(1)	Per Share(2)	Plans or Programs	Programs(3)
September 30, 2005				$ 144,341,256
October 1 - October 31, 2005	210,798	$ 35.56	210,000	$ 136,873,418
November 1 - November 30, 2005	791,145	$ 36.18	791,000	$ 108,258,545
December 1 - December 31, 2005	411,433	$ 37.97	340,200	$ 95,342,269
Total	1,413,376	$ 36.53	1,341,200	$ 95,342,269

(1)                The total number of shares purchased includes: (1) shares purchased pursuant to our publicly announced share repurchase program; and (2) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 798 shares for the month of October 2005, 145 shares for the month of November 2005 and 71,233 shares for the month of December 2005.

(2)                Average price paid per share for shares purchased as part of our publicly announced plan (includes brokerage commissions).

(3)                Our publicly announced share repurchase program was amended by our Board of Directors on August 6, 2004, to authorize the repurchase of $250.0 million of our common stock (in addition to the then remaining authorization of $33.0 million from the Board’s prior authorization) from time to time, directly or through brokers or agents, and has no stated expiration date. On February 24, 2006, the Board of Directors authorized approximately $250 million for additional share repurchases under this program.

Dividend and Share Repurchase Restrictions

Our $500.0 million senior unsecured revolving credit agreement entered into in August 2004 with SunTrust Bank and other lenders restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if the total amount of such payments in any fiscal year would exceed 20% of our consolidated total assets measured as of the end of the preceding fiscal year.

ITEM 6.                SELECTED FINANCIAL DATA

The table below summarizes our selected historical financial information for each of the last five years. The summary of operations for the years ended December 31, 2005, 2004 and 2003, and the balance sheet data as of December 31, 2005 and 2004, has been derived from our audited Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data. The summary of operations for the years ended December 31, 2002 and 2001, and the balance sheet data as of December 31, 2003, 2002 and 2001 has been derived from Consolidated Financial Statements not included in this report. Other information was derived from unaudited financial data. The historical selected financial information may not be indicative of our future performance, and should be read in conjunction with the information contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the accompanying Notes to the Financial Statements. See Part II, Item 8, Financial Statements and Supplementary Data, and see Note 11 of the Notes to Consolidated Financial Statements, Discontinued Operations.

Twelve Months Ended
December 31,
	2005	2004	2003(3)	2002	2001(5)
(In millions, except per share data)
Summary of Operations:(1)(2)
Operating revenue	$ 1,443.4	$ 1,272.8	$ 1,210.7	$ 1,095.3	$ 1,096.7
Operating expenses(4)	$ 1,021.4	$ 897.0	$ 896.5	$ 742.8	$ 779.0
Operating income	$ 422.0	$ 375.8	$ 314.2	$ 352.5	$ 317.7
Income from continuing operations	$ 246.5	$ 237.3	$ 180.7	$ 191.7	$ 124.4
Dividends paid	$ 20.2	$ 15.0	$ 11.3	$ 11.4	$ 32.3
Per common share (diluted):
Income from continuing operations per share	$ 1.86	$ 1.78	$ 1.32	$ 1.38	$ 0.90
Cash dividends declared per share	$ 0.15	$ 0.11	$ 0.08	$ 0.08	$ 0.23
Weighted average common shares oustanding (diluted)	132.2	133.5	136.7	138.5	139.0

	As of December 31,
	2005	2004	2003	2002	2001
	(In millions, except per share and employee data)
Balance Sheet Data:
Total assets	$ 1,831.5	$ 1,557.2	$ 1,553.5	$ 1,506.9	$ 1,422.6
Long-term debt	$ 463.8	$ 398.5	$ 663.0	$ 690.6	$ 693.6
Total debt	$ 556.1	$ 654.2	$ 823.5	$ 924.5	$ 755.6
Shareholders’ equity	$ 820.3	$ 523.6	$ 371.5	$ 221.0	$ 243.5
Common shares outstanding	129.2	129.4	132.7	135.7	136.2
Other Information:
Stock price per share	$ 38.02	$ 28.10	$ 24.50	$ 23.14	$ 24.15
Market capitalization	$ 4,912.2	$ 3,636.1	$ 3,250.4	$ 3,152.6	$ 3,288.4
Employees-continuing operations	4,600	4,400	4,600	5,000	5,200

(1)    For information about acquisition activity during certain periods presented in the table above, see Part II, Item 8, Financial Statements and Supplementary Data—Note 2 of the Notes to Consolidated Financial Statements, Acquisitions.

(2)    Our results of operations related to Spain and Italy for certain periods presented in the table above have been reclassified to discontinued operations. For additional information about these discontinued operations, see Part II, Item 8, Financial Statements and Supplementary Data—Note 11 of the Notes to Consolidated Financial Statements, Discontinued Operations.

(3)    In 2003, we recorded asset impairment and restructuring charges of $30.6 million ($19.3 million after tax, or $0.14 per diluted share). Restructuring charges primarily consist of employee severance and facilities consolidation. For additional information about these charges, see Part II, Item 8, Financial Statements and Supplementary Data—Note 10 of the Notes to Consolidated Financial Statements, Restructuring and Impairment Charges.

(4)    In 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 modifies the accounting for goodwill and other intangible assets. As of January 1, 2002, we ceased amortizing goodwill and other intangible assets with indefinite useful lives.

(5)    In 2001, we recorded restructuring and other charges of $60.4 million ($35.3 million after tax, or $0.25 per diluted share) for employee severance, facilities consolidation and the write-down of certain technology assets. Additionally, as a result of the spin-off of Certegy Inc. on July 7, 2001, our financial statements for the twelve months ended December 31, 2001, have been reclassified to isolate and show Certegy’s net assets, results of operations and cash flows as discontinued operations.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, the terms “Equifax,” “the Company,” “we,” “our” and “us” refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes in Part II, Item 8—Financial Statements and Supplementary Data. This discussion contains forward-looking statements. Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we refer to several measures used by management to evaluate performance including free cash flow, other financial results adjusted for the impact of the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), and one-time items, which are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Under Securities and Exchange Commission (“SEC”) regulations, we are required to provide supplemental explanations and reconciliations for these “non-GAAP financial measures,” which we have included in Exhibit 99.1 to this Form 10-K.

All references to earnings per share data in this MD&A are to diluted earnings per share unless otherwise noted.

OVERVIEW

Our business plan is focused on providing a comprehensive information database, analytical resources to transform information into value-add insight for our customers and technology platforms that deliver highly customized decisioning tools that enable our customers to make decisions about their customers in “real time” at the point of interaction. Our products and services include consumer credit information, information database management, marketing information, commercial credit information, decisioning and analytical tools and identity verification services which enable businesses to make informed decisions about extending credit or service, managing portfolio risk and developing strategies for marketing to consumers and businesses. We also enable consumers to manage and protect their financial affairs through a portfolio of products that we sell directly and indirectly via the Internet and other marketing channels of distribution.

Information.   We collect, organize and manage numerous types of credit, financial, public record, demographic and marketing information regarding individuals and businesses. This information originates from a variety of sources including financial or credit granting institutions, which provide loan and accounts receivable information; governmental entities, which provide public records of bankruptcies, liens and judgments; and consumers who participate in surveys and submit warranty registration cards from which we gather demographic and marketing information. Our proprietary databases contain information on more than 400 million consumers and businesses worldwide. The original data is compiled and processed utilizing our proprietary software and systems and distributed to customers in a variety of user-friendly and value-add formats. During 2005, in order to continue to grow our credit data business, we acquired the credit files, contractual rights to territories (generally states or integration areas) and customer relationships of two independent credit reporting agencies in the U.S. and one in Canada that house consumer information on our system.

Analytics and Insights.   We have developed analytical tools for customers to use in their consumer and commercial oriented decisioning activities. These decisioning activities include numerous types of consumer interactions including customer acquisition, relationship management (e.g., up-selling and cross-selling) and risk management.

Enabling Technologies.   Our enabling technologies include products such as ePort, APPLY, Decision Power, ID Authentication, Accel CM, Accel DM and InterConnect. These platforms are generally distributed using the application service provider model to allow for ease of integration into customers’ in-house technology systems and to leverage our extensive technological systems and communication networks. We anticipate that our acquisitions in (1) March 2005 of APPRO Systems, Inc. (“APPRO”), a leading provider of enabling technologies for consumer and commercial lending operations, and (2) August 2005 of BeNow, Inc. (“BeNow”), a provider of leading edge solutions to multi-channel marketers, will help drive future growth in this market.

We are organized and report our business results in three reportable segments: North America, Europe and Latin America. The North America segment consists of three operating segments: Information Services, Marketing Services and Personal Solutions. The Europe and Latin America reportable segments are made up of varying mixes of three product lines: Information Services, Marketing Services and Personal Solutions. Information Services revenue is principally transaction related and is derived from our sales of the following products, of which a significant majority are delivered electronically: credit reporting and scoring, mortgage reporting, identity verification, fraud detection and modeling services, and certain of our decisioning products that facilitate and automate a variety of credit oriented decisions. Marketing Services revenue is derived from sales of products that help customers acquire new customers, cross-sell to existing customers and manage portfolio risk. Personal Solutions revenue is transaction and subscription based, and is derived from sales of credit monitoring and identity theft protection products, which we deliver to consumers through mail delivery and electronically via the Internet. For additional information regarding our geographic business units and operating segments, including detailed financial results, see Note 13 of the Notes to Consolidated Financial Statements in this Form 10-K as well as further discussion below within MD&A.

We operate in 13 countries: North America (the U.S., Canada and Costa Rica), Europe (the United Kingdom, Ireland, Spain and Portugal) and Latin America (Brazil, Argentina, Chile, El Salvador, Peru and Uruguay). We serve customers across a wide range of industries, including the financial services, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as state and federal governments. Our revenue stream is highly diversified with our largest customer only providing slightly more than 2% of total revenues. Our revenues are sensitive to a variety of factors, such as demand for, and price of, our services, technological competitiveness, our reputation for providing timely and reliable service, competition within our industry, federal, state and foreign regulatory requirements governing privacy and use of data and general economic conditions.

Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, operating revenue growth, operating income, operating margin, income from continuing operations, diluted earnings per share from continuing operations, capital expenditures and cash provided by operating activities. We monitor these indicators, and our corporate governance practices, to ensure that business vitality is maintained and effective control is exercised.

The key performance indicators for the twelve months ended December 31, 2005, 2004 and 2003 were as follows:

	Key Performance Indicators
	Twelve Months Ended
	December 31,
	2005	2004	2003
	(Dollars in millions, except per share data)
Operating revenue	$1,443.4	$1,272.8	$1,210.7
Operating revenue growth	13%	5%	11%
Operating income	$422.0	$375.8	$314.2
Operating margin	29%	30%	26%
Income from continuing operations	$246.5	$237.3	$180.7
Diluted earnings per share from continuing operations	$1.86	$1.78	$1.32
Capital expenditures	$46.2	$47.5	$52.7
Cash provided by operating activities	$337.8	$309.0	$293.7

For additional key performance indicators related to non-GAAP financial measures and our operating segments, see Exhibit 99.1 to this Form 10-K and further discussion below, respectively.

Business Environment

Our financial condition and operating performance are driven primarily by the rate at which the U.S. economy grows, as measured by the gross domestic product, as well as levels of consumer spending and confidence regarding jobs and the health of the economy. Changes in overall economic conditions in the U.S., and other countries in which we operate, generally impact the demand for our credit information, as well as other products and services. These effects are dynamic and complex. For example, in 2005, interest rate increases in the U.S. began to negatively impact our Mortgage business. However, despite this trend, we achieved 13% growth in our Mortgage revenue in 2005 as compared to 2004 due to the diversity of our customers and product offerings. Additionally, we generally experience growth in our Marketing Services business during periods of rising interest rates. Lenders typically spend more on their marketing efforts in order to retain or expand market share in consumer credit markets, which may mitigate the impact on us of rising interest rates and an economic downturn.

The credit information business is characterized by intense price and service competition among a limited number of providers, investment in proprietary credit information databases, changes in customer requirements, continued consolidation in the lending, credit card and telecommunications industries, emerging new market segments and technological innovation. Being competitive requires an emphasis on efficient processing to offset price compression, technological competence, protection of sensitive data, devotion of significant resources to marketing and applications development to differentiate our products and services from those of our competitors. Other significant factors include product cost, brand recognition, customer responsiveness, ability to successfully integrate acquisitions and regulatory compliance.

Consolidated Outlook for 2006

Looking forward, we believe that the performance of our business units in 2005, discussed in detail below, positions our company well for 2006. In 2006, we expect continued U.S. economic expansion, although at a slightly lower growth rate than in 2005 and 2004.

During 2006, we expect:

•       U.S. Consumer and Commercial Services to continue its solid performance. We serve a diverse group of industries and applications within those industries which should allow this business to continue to grow and deliver a solid financial performance. The value added services, including Predictive Sciences and enabling technologies, will continue to drive revenue growth.

•       Marketing Services’ performance will primarily be driven by financial institutions’ activities in acquiring, managing and collecting their account portfolios. As the economy continues to expand, this business should continue to grow in 2006.

•       Personal Solutions to continue to grow in 2006, aided by consumers’ increased focus on identity theft and fiscal responsibility, which drives demand for our products and services.

•       Latin America to continue its solid performance, although at a more moderate rate than 2005. Latin America’s financial performance improved dramatically in 2005 due to increased volume and higher pricing. In addition, new value-add products and services contributed to revenue growth and improved competitive position in 2005.

•       Europe to continue to experience challenges due to the economic environment in the U.K.

We also expect to see opportunities for growth through our ability to identify and enhance our customers’ decisioning intelligence to more effectively interact with, and serve, their customers; broadening our Personal Solutions offerings to consumers; and ultimately moving our own businesses further up the value chain from data to analytics and decisioning technology—the main driver of growth and differentiation in our North America and Latin America business units.

RESULTS OF OPERATIONS—TWELVE MONTHS ENDED DECEMBER 31, 2005 AND 2004

Consolidated Financial Results

Income from continuing operations for the twelve months ended December 31, 2005 was $246.5 million, compared to $237.3 million for the twelve months ended December 31, 2004. Earnings per share from continuing operations increased to $1.86 for the twelve months ended December 31, 2005 as compared to $1.78 for the same period a year ago.

Operating Revenue

Consolidated operating revenue for the twelve months ended December 31, 2005 increased $170.6 million, or 13%, from $1,272.8 million in 2004 to $1,443.4 million in 2005. This increase is due to growth in all of our reporting segments, except Europe which was flat. Our regulatory recovery fee revenue related to the FACT Act contributed $38.0 million for the twelve months ended December 31, 2005. Regulatory recovery fee revenue was not material during the twelve months ended December 31, 2004. See further discussion of segment financial results below.

Operating Expenses and Operating Margin

Consolidated total operating expenses increased $124.4 million, or 14%, for the twelve months ended December 31, 2005 as compared to the same period a year ago. Cost of services in 2005 increased $62.7 million, or 12%, when compared to 2004, primarily due to revenue growth as well as higher benefits and incentive costs mainly associated with our annual incentive program. During 2005 and 2004, we also incurred significant compliance costs, including operating expenses and capital investment, to implement the FACT Act requirements.

Selling, general and administrative costs rose $60.6 million, or 21%, in 2005 as compared to the same prior year period, mainly due to higher salary, incentive and benefit costs related to our Chief Executive

Officer (“CEO”) transition as well as increased year-over-year expenses related to our annual incentive program based on our 2005 financial results. As part of the CEO transition, effective September 19, 2005, Richard F. Smith became our CEO, which, along with the retirement of our former CEO Thomas F. Chapman in 2005, contributed to the higher salary, incentive and benefit costs during the year. Additionally, higher year-over-year advertising costs also contributed to the increase in selling, general and administrative costs.

During the twelve months ended December 31, 2004, we recorded a $2.4 million asset impairment charge, primarily for purchased data files and other assets.

Consolidated operating margin for the twelve months ended December 31, 2005 was 29% as compared to 30% for the same period in 2004.

Other Income, Net

Consolidated other income, net decreased $38.3 million for the twelve months ended December 31, 2005, as compared to the same period a year ago. The decrease is primarily driven by a $36.8 million gain recorded in 2004 related to the sale of our investment in Intersections Inc. (for additional information regarding this sale, see Note 9 of the Notes to Consolidated Financial Statements in this Form 10-K), partially offset by a $3.3 million gain recorded during the third quarter of 2005 related to an amendment to an agreement with RMA Holdings, LLC. For additional information about this gain, see Note 5 of the Notes to Consolidated Financial Statements in this Form 10-K.

Effective Income Tax Rate

Our effective income tax rate from continuing operations was 36.9% for the twelve months ended December 31, 2005, down from 38.4% for the same period in 2004. The favorable reduction was primarily due to lower state income taxes and a reduction to the tax contingency reserve, partially offset by additional tax expense related to non-deductible executive compensation.

Discontinued Operations

In 2002, we made the decision to exit our commercial services business in Spain, which was part of our European reportable segment. We disposed of this business in 2004. We have reclassified the 2004 and 2003 results of our commercial business in Spain to loss from discontinued operations. Additionally, in 2004, we sold our Italian business and have reclassified the 2004 and 2003 results of Italy to loss from discontinued operations. Accordingly, we recorded a $2.6 million, net of tax, loss from discontinued operations for the twelve months ended December 31, 2004. For additional information about our discontinued operations, see Note 11 of the Notes to Consolidated Financial Statements in this Form 10-K.

Segment Financial Results

Our segment results for the twelve months ended December 31, 2005 and 2004 were as follows:

	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(In millions)
Operating Revenue
North America
Information Services	$806.3	55%	$707.1	56%	$99.2	14%
Marketing Services	253.7	18%	236.1	19%	17.6	7%
Personal Solutions	114.7	8%	96.1	7%	18.6	19%
	1,174.7	81%	1,039.3	82%	135.4	13%
Europe	142.0	10%	142.0	11%	—	0%
Latin America	126.7	9%	91.5	7%	35.2	38%
	$1,443.4	100%	$1,272.8	100%	$170.6	13%

	2005	Profit Margin	2004	Profit Margin	$ Change	% Change
	(In millions)
Operating Income (Loss)
North America
Information Services	$345.5	43%	$299.5	42%	$46.0	15%
Marketing Services	85.2	34%	74.4	32%	10.8	15%
Marketing Services asset impairment & related charges	—	0%	(2.4)	(1)%	2.4	nm
Marketing Services, net	85.2	34%	72.0	31%	13.2	18%
Personal Solutions	13.5	12%	17.6	18%	(4.1)	(23)%
	444.2	38%	389.1	37%	55.1	14%
Europe	33.4	24%	30.0	21%	3.4	11%
Latin America	33.3	26%	17.0	19%	16.3	96%
General Corporate Expense	(88.9)	nm	(60.3)	nm	(28.6)	(47)%
	$422.0	29%	$375.8	30%	$46.2	12%

nm—not meaningful

Our North America revenue for the twelve months ended December 31, 2005 and 2004 was as follows:

	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(In millions)
North America Revenue
U.S. Consumer and Commercial Services	$610.4	52%	$532.6	51%	$77.8	15%
Mortgage Services	85.1	7%	75.5	7%	9.6	13%
Canadian Operations	110.8	9%	99.0	10%	11.8	12%
Total North America Information Services	806.3	68%	707.1	68%	99.2	14%
Credit Marketing Services	150.7	13%	139.5	14%	11.2	8%
Direct Marketing Services	103.0	9%	96.6	9%	6.4	7%
Total Marketing Services	253.7	22%	236.1	23%	17.6	7%
Personal Solutions	114.7	10%	96.1	9%	18.6	19%
	$1,174.7	100%	$1,039.3	100%	$135.4	13%

Our North America revenue excluding the impact of the FACT Act (non-GAAP) for the twelve months ended December 31, 2005 and 2004 was as follows:

	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(In millions)
North America Revenue
U.S. Consumer and Commercial Services	$575.3	51%	$532.6	51%	$42.7	8%
Mortgage Services	82.2	7%	75.5	7%	6.7	9%
Canadian Operations	110.8	10%	99.0	10%	11.8	12%
Total North America Information Services	768.3	68%	707.1	68%	61.2	9%
Credit Marketing Services	150.7	13%	139.5	14%	11.2	8%
Direct Marketing Services	103.0	9%	96.6	9%	6.4	7%
Total Marketing Services	253.7	22%	236.1	23%	17.6	7%
Personal Solutions	114.7	10%	96.1	9%	18.6	19%
	$1,136.7	100%	$1,039.3	100%	$97.4	9%

North America

Information Services

For the twelve months ended December 31, 2005, total revenue for Information Services increased $99.2 million, or 14%, to $806.3 million in 2005 compared to $707.1 million in 2004, as discussed further below. Operating income was $345.5 million for Information Services, an increase of $46.0 million, or 15%, over the same period a year ago. The increase in operating income is primarily the result of higher sales volume in all businesses and positive margins related to the FACT Act in 2005. While our total FACT Act-related costs have been greater than the related revenue since January 1, 2004, certain costs related to establishing systems to comply with the FACT Act were capitalized and are being depreciated over their respective useful lives.

U.S. Consumer and Commercial Services revenue for the twelve months ended December 31, 2005 increased $77.8 million, or 15%, from $532.6 million in 2004 to $610.4 million in 2005. This increase is primarily due to higher sales to our specialty and financial services customers, regulatory recovery fee revenue of $35.1 million related to the FACT Act for the year ended December 31, 2005, acquisitions that occurred during 2005 (mainly APPRO) and increased revenue from products sold in our commercial services unit. In our U.S. Consumer Information business, on-line transaction volume was approximately 610 million, up 8% year-over-year.

Mortgage Services revenue for the twelve months ended December 31, 2005 increased 13%, from $75.5 million in 2004 to $85.1 million. This increase is primarily due to new customers, increased market share, an affiliate acquisition as well as regulatory recovery fee revenue of $2.9 million related to the FACT Act in 2005. These increases were partially offset by less favorable mortgage marketing conditions.

Canadian operating revenue increased 12%, from $99.0 million in 2004 to $110.8 million in 2005, primarily due to favorable currency impact and increased sales volume. Local currency fluctuation against the U.S. dollar favorably impacted our Canadian revenue by $7.6 million, or 8%.

Marketing Services

Credit Marketing Services revenue for the twelve months ended December 31, 2005 increased $11.2 million, or 8%, compared to the same period in 2004. The rise in revenue is primarily due to increased volume from mainly financial institutions for certain of our products that target new customers as well as higher revenue from other existing and new customers. Direct Marketing Services revenue increased $6.4 million, or 7%, as compared to the same period in 2004. This increase is primarily due to higher volume from existing customers and revenue from new customers and products, as well as the acquisition of BeNow in 2005. Operating income for the twelve months ended December 31, 2005 was $85.2 million for Marketing Services, an increase of $13.2 million, or 18%, resulting primarily from increased revenue, reduced production related expenses for our traditional mail products and a $2.4 million asset impairment charge taken during 2004. For additional information about this charge, see Note 10 of the Notes to Consolidated Financial Statements in this Form 10-K.

Personal Solutions

Personal Solutions revenue for the twelve months ended December 31, 2005 increased $18.6 million, or 19%, compared to the same period in 2004 primarily due to increased volume and new products, including CreditWatch, ScoreWatch and 3-in-1 Credit Report Monitoring. In 2005, operating income was $13.5 million for Personal Solutions, a decrease of $4.1 million, or 23%, primarily due to an increase in advertising and other promotional campaigns.

Europe

Europe revenue was flat at $142.0 million for the twelve months ended December 31, 2005 and 2004, primarily due to a decline in credit applications and marketing mailings in the U.K., offset by an increase in our Personal Solutions business, new product sales and increases in our account management scores. Local currency fluctuation against the U.S. dollar unfavorably impacted our Europe revenue by $1.0 million, or 1%. Operating income for the twelve months ended December 31, 2005 increased $3.4 million, or 11%, when compared to the same period a year ago. The improvement in operating income was driven by expense reductions. However, softness in the U.K. economy during 2005 continued to impact the overall performance of our European operations. Europe’s operating margin was 24% for the year ended December 31, 2005, versus 21% for the same period in 2004.

In June 2004, after incurring losses in each of the last four years, we determined that certain long-lived assets in the Italian business were impaired and recorded an impairment charge of $5.3 million. In 2004, we sold our Italian business and commercial services business in Spain. We have reclassified the 2004 and 2003 results from these businesses to loss from discontinued operations. For additional information about our discontinued operations, see Note 11 of the Notes to Consolidated Financial Statements in this Form 10-K.

Latin America

Our Latin America segment revenue increased 38% to $126.7 million for the twelve months ended December 31, 2005. Local currency fluctuation against the U.S. dollar favorably impacted our Latin America revenue by $15.1 million and Latin America operating income by $3.4 million. Six countries in Latin America experienced double digit revenue growth due to increased volume resulting from strengthening local economies and higher pricing associated with better contract execution.

Operating income increased to $33.3 million for the twelve months ended December 31, 2005, compared to $17.0 million for the same period in 2004. This increase was primarily the result of higher sales volumes and increased pricing, as well as favorable currency impact. Latin America operating margin was 26% for the twelve months ended December 31, 2005, versus 19% for the same period in 2004.

General Corporate Expense

Our “general corporate expenses” are expenses that are incurred at the corporate level and have no clear relationship in their support of our business units, and ultimately the reportable segments. These expenses include shared services and administrative and legal expenses. General corporate expense was $88.9 million for the twelve months ended December 31, 2005, compared to $60.3 million for the same period in 2004. This increase was primarily driven by higher salary, incentive and benefit costs related to our CEO transition (see discussion above) as well as increased year-over-year expenses related to our annual incentive program based on our financial results.

RESULTS OF OPERATIONS—YEARS ENDED DECEMBER 31, 2004 AND 2003

Consolidated Financial Results

Income from continuing operations for the twelve months ended December 31, 2004 was $237.3 million, compared to $180.7 million for the twelve months ended December 31, 2003. Earnings per share from continuing operations increased to $1.78 for the twelve months ended December 31, 2004 as compared to $1.32 for the same period in 2003.

Operating Revenue

Consolidated operating revenue for the twelve months ended December 31, 2004 increased 5%, from $1,210.7 million in 2003 to $1,272.8 million in 2004. This increase was primarily due to growth in North America Information Services, Personal Solutions, Europe and Latin America, partially offset by a decrease in Marketing Services revenue. See further discussion of segment financial results below.

Operating Expenses and Operating Margin

Consolidated total operating expenses were relatively flat for the twelve months ended December 31, 2004 as compared to the same period in 2003. Cost of services in 2004 increased $31.8 million, or 6%, when compared to 2003, primarily due to revenue growth as well as higher benefits and incentive costs. During 2004, we also incurred significant compliance costs, including operating expenses and capital investment to implement the FACT Act requirements.

Selling, general and administrative costs rose $8.6 million, or 3%, in 2004 as compared to the same period in 2003 mainly due to higher benefit costs and increased professional fees. The increase in professional fees was associated with expenses we incurred to comply with our 2004 review of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, which were in excess of $5.0 million, and expenses associated with services provided by our independent registered public accounting firm. These fees totaled $3.7 million in 2004, an increase of 162% compared to 2003. Depreciation and amortization expense declined $11.7 million, or 13%, in 2004 as compared to the same period in 2003, primarily due to the write-off of certain amortizable intangible assets related to our eMarketing business in 2003.

During the twelve months ended December 31, 2004, we recorded a $2.4 million asset impairment charge related to Marketing Services, primarily for purchased data. For the twelve months ended December 31, 2003, we recorded $30.6 million of restructuring and impairment charges primarily related to our eMarketing business. For additional information about these charges, see Note 10 of the Notes to Consolidated Financial Statements in this Form 10-K.

Consolidated operating margin for the twelve months ended December 31, 2004 was 30%, up from 26% for the same period in 2003. The increase in margin is primarily due to higher operating revenue and relatively flat total operating expenses, as discussed above.

Other Income, Net

Consolidated other income, net increased $33.5 million for the twelve months ended December 31, 2004, as compared to the same period a year ago. The increase is primarily driven by a $36.8 million gain recorded in 2004 related to the sale of our investment in Intersections Inc. For additional information regarding this sale, see Note 9 of the Notes to Consolidated Financial Statements in this Form 10-K.

Effective Income Tax Rate

Our effective income tax rate from continuing operations was 38.4% for the twelve months ended December 31, 2004, up from 36.7% for the same period in 2003. The increase was primarily due to limitations on our ability to utilize foreign tax credits and higher state income taxes due to a reduction in the availability of state tax net operating losses for use in 2004.

Discontinued Operations

In 2002, we made the decision to exit our commercial services business in Spain, which was part of our European reportable segment. We disposed of this business in 2004. We have reclassified the 2004 and 2003 results of our commercial business in Spain to loss from discontinued operations. Additionally, in 2004, we sold our Italian business and have reclassified the 2004 and 2003 results of Italy to loss from discontinued operations. Accordingly, we recorded a $2.6 million, net of tax, and a $15.8 million, net of tax, loss from discontinued operations for the twelve months ended December 31, 2004 and 2003, respectively. For additional information about our discontinued operations, see Note 11 of the Notes to Consolidated Financial Statements in this Form 10-K.

Segment Financial Results

Our segment results for the twelve months ended December 31, 2004 and 2003 were as follows:

	2004	% of Revenue	2003	% of Revenue	$ Change	% Change
	(In millions)
Operating Revenue
North America
Information Services	$707.1	56%	$679.8	56%	$27.3	4%
Marketing Services	236.1	19%	265.7	22%	(29.6)	(11)%
Personal Solutions	96.1	7%	69.5	6%	26.6	38%
	1,039.3	82%	1,015.0	84%	24.3	2%
Europe	142.0	11%	115.8	10%	26.2	23%
Latin America	91.5	7%	79.9	6%	11.6	14%
	$1,272.8	100%	$1,210.7	100%	$62.1	5%

	2004	Profit Margin	2003	Profit Margin	$ Change	% Change
	(In millions)
Operating Income (Loss)
North America
Information Services	$299.5	42%	$296.9	44%	$2.6	1%
Marketing Services	74.4	32%	48.8	18%	25.6	52%
Marketing Services asset impairment & related charges	(2.4)	(1)%	(30.6)	(12)%	28.2	nm
Marketing Services, net	72.0	31%	18.2	6%	53.8	nm
Personal Solutions	17.6	18%	9.2	13%	8.4	91%
	389.1	37%	324.3	32%	64.8	20%
Europe	30.0	21%	22.9	20%	7.1	31%
Latin America	17.0	19%	20.0	25%	(3.0)	(15)%
General Corporate Expense	(60.3)	nm	(53.0)	nm	(7.3)	(14)%
	$375.8	30%	$314.2	26%	$61.6	20%

nm—not meaningful

Our North America revenue for the twelve months ended December 31, 2004 and 2003 was as follows:

	2004	% of Revenue	2003	% of Revenue	$ Change	% Change
	(In millions)
North America Revenue
U.S. Consumer and Commercial Services	$532.6	51%	$517.3	51%	$15.3	3%
Mortgage Services	75.5	7%	71.6	7%	3.9	5%
Canadian Operations	99.0	10%	90.9	9%	8.1	9%
Total North America Information Services	707.1	68%	679.8	67%	27.3	4%
Credit Marketing Services	139.5	14%	149.8	15%	(10.3)	(7)%
Direct Marketing Services	96.6	9%	115.9	11%	(19.3)	(17)%
Total Marketing Services	236.1	23%	265.7	26%	(29.6)	(11)%
Personal Solutions	96.1	9%	69.5	7%	26.6	38%
	$1,039.3	100%	$1,015.0	100%	$24.3	2%

North America

Information Services

For the twelve months ended December 31, 2004, total revenue for Information Services increased $27.3 million, or 4%, to $707.1 million in 2004 compared to $679.8 million in 2003, as discussed further below. For the twelve months ended December 31, 2004, operating income was $299.5 million for Information Services, an increase of $2.6 million, or 1%, over the same period a year ago. The increase in operating income is primarily due to increased revenue partially offset by increased costs associated with higher volume in our financial services, utilities and telecommunications lines of business.

U.S. Consumer and Commercial Services revenues for the twelve months ended December 31, 2004 increased 3%, from $517.3 million in 2003 to $532.6 million in 2004. This increase is primarily due to higher sales for our commercial services products and to our customers in the financial services, utilities and telecommunications industries, which was partially offset by decreased sales of mortgage-related products. In our U.S Consumer Information business, on-line transaction volume was approximately 565 million, up 20% year-over-year.

Mortgage Services revenue for the twelve months ended December 31, 2004 increased 5%, from $71.6 million in 2003 to $75.5 million in 2004, counter to the prevailing trends in the mortgage marketplace primarily due to our ability to attract new customers and increase our market share.

Canadian operations increased $8.1 million, or 9%, when compared to 2003 due to favorable currency impact. Local currency fluctuation against the U.S. dollar favorably impacted our Canadian revenue by $6.9 million, or 8%.

Marketing Services

Credit Marketing Services revenues for the twelve months ended December 31, 2004 decreased $10.3 million, or 7%, compared to 2003. The year-over-year decline is primarily due to net volume decreases. Direct Marketing Services revenues decreased by $19.3 million, or 17%, primarily due to reduced eMarketing revenue from volume decreases, partially offset by increases in our traditional mail products in 2004 as compared to 2003. Marketing Services operating income for 2004 was $74.4 million, an increase of $25.6 million, or 52%, (excluding asset impairment and restructuring charges) resulting from the elimination of eMarketing operating losses as a result of our December 2003 eMarketing restructuring. In 2004, we determined that continued difficulties with our eMarketing operations indicated that certain remaining assets may not be recoverable and we recorded an asset impairment charge of $2.4 million. For additional information about this charge, see Note 10 of the Notes to Consolidated Financial Statements in this Form 10-K.

Personal Solutions

Personal Solutions revenues for the year ended December 31, 2004 increased $26.6 million, or 38%, compared to 2003 due to increased volume. In 2004, operating income was $17.6 million for Personal Solutions, an increase of $8.4 million, or 91%, primarily due to profit contribution from incremental revenue.

Europe

Europe revenues increased from $115.8 million in 2003 to $142.0 million in 2004, including favorable currency impact of $14.9 million, or 13%. Operating income for 2004 increased $7.1 million, or 31%, when compared to 2003. The improvement in operating income was driven by increased volume, expense reductions, operating efficiencies and the impact of foreign currency. Positive performance in our consumer line resulted in improved profit in the U.K.

In June 2004, after incurring losses in each of the last four years, we determined that certain long-lived assets in the Italian business were impaired and recorded an impairment charge of $5.3 million. In 2004, we sold our Italian business and commercial services business in Spain. We have reclassified the 2004 and 2003 results to loss from discontinued operations. For additional information about our discontinued operations, see Note 11 of the Notes to Consolidated Financial Statements in this Form 10-K.

Latin America

Our Latin America segment revenue increased 14% to $91.5 million for the twelve months ended December 31, 2004. Local currency fluctuation against the U.S. dollar favorably impacted our Latin America revenue by $4.4 million, or 6%.

Operating income decreased to $17.0 million for the twelve months ended December 31, 2004, compared to $20.0 million for the same period in 2003. This decrease was primarily the result of slower revenue growth and increased data-related costs in our Brazilian operations. Latin America operating margin was 19% for the year ended December 31, 2004, versus 25% for the same period in 2003.

General Corporate Expense

Our “general corporate expenses” are expenses that are incurred at the corporate level and have no clear relationship in their support of our business units, and ultimately the reportable segments. These expenses include shared services and administrative and legal expenses. General corporate expense was $60.3 million for the year ended December 31, 2004, compared to $53.0 million for the same period in 2003. This increase was primarily driven by higher benefit costs and professional fees. Our total expenses incurred to comply with our 2004 review of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 were in excess of $5.0 million. A substantial portion of our increased professional fees related to expenses associated with services provided by our independent registered public accounting firm. These fees totaled $3.7 million in 2004, an increase of 162% compared to 2003.

LIQUIDITY AND FINANCIAL CONDITION

Our principal sources of liquidity are cash flow provided by our operating activities, our revolving credit and asset securitization facilities and cash and cash equivalents on hand. Our ability to generate cash from operations is one of our fundamental financial strengths. We use and intend to continue using cash flows from operations, along with borrowings, to fund our capital expenditures and growth initiatives, make acquisitions, retire outstanding indebtedness, pay dividends and purchase outstanding shares of our common stock.

We believe that anticipated cash flows provided by our operating activities, together with current cash and cash equivalent balances and access to committed and uncommitted credit facilities and the capital market, if required, will be sufficient to meet our projected cash requirements for the next twelve months, and the foreseeable future thereafter, although any projections of future cash needs and cash flows are subject to substantial uncertainty. At December 31, 2005, we had a principal amount of $249.8 million, net of discount, of our 4.95% senior unsecured notes due November 1, 2007. We currently anticipate that these notes will be retired upon maturity in 2007 through a combination of borrowings under our $500.0 million senior unsecured revolving credit agreement and excess corporate cash and cash equivalents available at that time. Alternatively, we could refinance these notes, if we choose to do so.

We continue to evaluate our ability to sell additional equity or debt securities, obtain credit facilities from lenders and restructure our long-term debt for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders. In addition, we will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, and the retirement of debt, which might affect our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Our cash and cash equivalents were $37.5 million and $52.1 million at December 31, 2005 and 2004, respectively.

Operating Activities

For the twelve months ended December 31, 2005, we generated $337.8 million of net cash flow from operating activities compared to $309.0 million for the year ended December 31, 2004, a 9% increase. For the twelve months ended December 31, 2005, we generated $291.6 million of free cash flow (a non-GAAP financial measure) compared to $261.5 million for the twelve months ended December 31, 2004, a 12% increase. The major source of cash provided by operating activities for 2005 was net income of $246.5 million, net of $82.2 million of depreciation and amortization.

Our net cash flow from operating activities for the twelve months ended December 31, 2004 was $309.0 million compared to $293.7 million for the same period in 2003, a 5% increase. The major source of cash provided by operating activities for 2004 was net income of $234.7 million, net of $78.7 million of depreciation and amortization offset by our gain on the sale of our investment in Intersections Inc. of $36.8 million.

Investing Activities

Net cash used in investing activities totaled $157.9 million for the twelve months ended December 31, 2005, primarily for acquisitions and capital expenditures. During the twelve months ended December 31, 2004, we used net cash for investing activities of $6.5 million, primarily for capital expenditures and acquisitions, substantially offset by proceeds from the sale of Intersections Inc. In March 2005, we acquired APPRO to broaden and further strengthen our enabling technologies capabilities in our North America Information Services business. In August 2005, we acquired BeNow to grow our Marketing Services business. We paid a total of $109.0 million in cash to acquire APPRO and BeNow. The net cash impact to us of these acquisitions was $91.6 million, after disposition of certain investments related to APPRO and net of cash acquired. We financed the purchase price of the acquisitions through available cash and short-term borrowings, including $72.0 million in borrowings under our trade receivables-backed revolving credit facility. We acquired APPRO and BeNow as well as two affiliates in the U.S. and one affiliate in Canada for a total of $121.8 million in cash, net of cash acquired, and 0.4 million shares of our common stock, which were issued from treasury stock. This issuance of common stock was a non-cash transaction in conjunction with the purchase of certain credit files and other assets of one of these U.S. affiliates. During 2004, we acquired the credit files, contractual rights to territories, customer relationships and related businesses of two credit reporting agencies in the U.S. and one in Canada, for $17.4 million in cash. For additional information about our acquisitions, see Note 2 of the Notes to Consolidated Financial Statements in this Form 10-K.

Capital expenditures, which include additions to property and equipment and other assets, net, used cash of $46.2 million and $47.5 million for 2005 and 2004, respectively. Our capital expenditures are used for developing, enhancing and deploying new and existing technology platforms, replacing or adding equipment, updating systems for regulatory compliance, licensing software applications and investing in disaster recovery systems. In 2005 and 2004, FACT Act-related capital expenditures totaled $2.8 million and $9.2 million, respectively. In 2006, we expect total capital expenditures to be approximately $60 million to $65 million.

In 2004, net cash used in investing activities totaled $6.5 million, a decrease from $98.8 million in 2003. The decrease was primarily due to net proceeds of $59.4 million from the sale of our investment in Intersections, Inc. in 2004 and a year-over-year decrease in cash used for acquisitions. Our acquisitions, net of cash acquired, accounted for $17.4 million and $40.7 million of total cash invested in 2004 and 2003, respectively. During 2003, we acquired consumer credit files, contractual rights to territories and customer relationships and related businesses from four affiliates in the U.S. and one in Canada and an email marketing business for $41.0 million in cash and $1.9 million in liabilities. Capital expenditures, exclusive of acquisitions, totaled $47.5 million and $52.7 million in 2004 and 2003, respectively, which principally represented development associated with key technology platforms in our businesses.

Financing Activities

Net cash used in financing activities for the twelve months ended December 31, 2005 totaled $193.5 million, compared with net cash used in financing activities of $289.0 million and $195.3 million during the same period in 2004 and 2003, respectively. Net borrowings on short-term debt were $92.3 million for the twelve months ended December 31, 2005, primarily due to borrowings under our trade receivables-backed revolving credit facility to fund the APPRO acquisition and pay down debt maturities. Net borrowings under our long-term revolving credit facilities for 2005 were $65.0 million. On July 1, 2005, we redeemed $250.0 million principal amount of our 6.3% senior unsecured Notes by utilizing borrowings of $165.0 million under our U.S. senior unsecured revolving credit agreement and $85.0 million under our trade receivables-backed revolving credit facility. A portion of the borrowings under our U.S. senior unsecured revolving credit agreement was subsequently repaid. Net payments on short-term debt were $22.5 million for the twelve months ended December 31, 2004, while net payments on our long-term revolving credit facilities were $138.0 million for the same period.

Additionally, we used $144.0 million during the twelve months ended December 31, 2005 for the purchase of 4.2 million shares of our common stock at an average price of $34.45. During 2004, we used $138.0 million for the purchase of 5.4 million shares of our common stock at an average price of $25.57. At December 31, 2005, our remaining authorized amount for share repurchases was approximately $95 million. On February 24, 2006, the Board of Directors authorized approximately $250 million for additional share repurchases under this program. We expect to continue to purchase our common stock, if conditions warrant.

We paid cash dividends of $20.2 million and $15.0 million during the twelve months ended December 31, 2005 and 2004, respectively. In March 2004, we increased our quarterly dividend per share from $0.02 per share to $0.03 per share. Additionally, we increased our quarterly dividend per share from $0.03 per share to $0.04 per share in March 2005. While we have historically paid dividends to common shareholders, the declaration and payment of future dividends will depend on many factors, including our earnings, financial condition, business development needs, and regulatory considerations and is at the discretion of our Board of Directors. We received cash of $62.8 million and $28.1 million during the twelve months ended December 31, 2005 and 2004, respectively, from the exercise of stock options.

In 2003, net payments on short-term debt were $16.0 million. Payments on our long-term debt were $202.6 million during 2003, which primarily represents the retirement of the $200.0 million aggregate principal amount of our outstanding 6.5% senior notes that matured in June 2003. Net borrowings under our long-term revolving credit facilities in 2003 were $113.0 million. In addition, we used $94.9 million during 2003 for the purchase of 4.1 million shares of our common stock at an average price of $22.75. Our dividend policy remained consistent; we paid cash dividends of $11.3 million in 2003. We received cash of $19.5 million during 2003 for the exercise of stock options.

Revolving Credit Facilities

In August 2004, we entered into a five-year, $500.0 million senior unsecured revolving credit agreement. This facility provides for a variable interest rate tied to a Base Rate, London InterBank Offered Rate (“LIBOR”) plus a specified margin or competitive bid options. We also pay an annual facility fee on the total amount of the facility, regardless of borrowings. Under our senior credit agreement, we must comply with various financial and non-financial covenants. Our borrowings under this facility, which have not been guaranteed by any of our subsidiaries, are unsecured and will rank on parity in right of payment with all of our other unsecured and unsubordinated indebtedness from time to time outstanding. As of December 31, 2005, $435.0 million was available as there were outstanding borrowings of $65.0 million under this facility.

In September 2004, we entered into a trade receivables-backed revolving credit facility. Under the terms of the transaction, a wholly-owned subsidiary of Equifax may borrow up to $125.0 million, subject to borrowing base availability and other terms and conditions. We generally use the net proceeds received from the sale of our trade receivables to our subsidiary for general corporate purposes and acquisitions. The credit facility has an expiration date of September 5, 2006, as amended, but may be extended for an additional period of up to two years if specified conditions are satisfied. Borrowings bear interest at commercial paper rates, LIBOR or Base Rate plus a specified margin. We pay a commitment fee based on an annual rate of 17.5 basis points on any unused portion of the facility. Outstanding debt under the facility is consolidated on our balance sheet for financial reporting purposes. Based on the calculation of the borrowing base applicable at December 31, 2005, $0.4 million was available for borrowing and $88.0 million was outstanding under this facility.

In November 2004, we entered into a C$25.0 million revolving credit facility denominated in Canadian dollars that replaced a C$100.0 million facility that expired in September 2004. The C$25.0 million facility, as amended, expires in September 2006. We pay a commitment fee based on an annual rate of 10.0 basis points on any unused portion of the facility. There were no borrowings outstanding under this facility at December 31, 2005.

Interest rates on our variable rate debt ranged from 4.7% to 4.9% at December 31, 2005. These interest rates reset periodically, depending the terms of the financing agreements. Additionally, at December 31, 2005, we were in compliance with all of our debt covenants. For additional information about our revolving credit facilities, including our financial and non-financial covenants, see Note 4 of the Notes to Consolidated Financial Statements in this Form 10-K.

At February 1, 2006, our senior unsecured long-term fixed debt ratings were A- by Standard & Poor’s and Baa1 by Moody’s.

Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual obligations and commitments as of December 31, 2005. The table excludes commitments that are contingent based on events or factors uncertain at this time. Some of the excluded commitments are discussed below the footnotes to the table.

	Payments due by
	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
	(In millions)
Debt(1)	$557.4	$92.3	$250.1	$65.0	$150.0
Operating leases(2)	98.8	16.3	24.4	14.9	43.2
Data processing, outsourcing agreements and other purchase obligations(3)	357.8	74.1	100.1	82.9	100.7
Other long-term liabilities(4)	84.1	10.9	13.9	12.8	46.5
Interest payments(5)	271.8	29.2	38.5	23.0	181.1
	$1,369.9	$222.8	$427.0	$198.6	$521.5

(1)      The amounts are gross of unamortized discounts totaling $1.3 million at December 31, 2005. Total debt on our Consolidated Balance Sheets is net of the unamortized discounts. For additional information about our debt, see Note 4 of the Notes to Consolidated Financial Statements in this Form 10-K.

(2)      Our operating lease obligations principally involve office space and equipment, which includes the lease of our technology center that expires in 2012, the lease associated with our headquarters building that expires in 2010 and the ground lease related to our headquarters building that expires in 2048. For additional information about our operating leases, see Note 5 of the Notes to the Consolidated Financial Statements in this Form 10-K.

(3)      These agreements primarily represent our minimum contractual obligations for services that we outsource associated with our computer data processing operations and related functions, and certain administrative functions. These agreements expire between 2006 and 2013. For additional information about these agreements, see Note 5 of the Notes to Consolidated Financial Statements in this Form 10-K.

(4)      These long-term liabilities primarily relate to obligations associated with certain of our pension, postretirement and other compensation related plans. We made certain assumptions about the timing of such future payments.

(5)      For future interest payments on related variable rate debt, which is generally based on LIBOR plus a specified margin, we used the variable rate in effect at December 31, 2005 to calculate these payments. The variable portion of the rate at December 31, 2005 (excluding the margin and facility fees) was between 4.3% and 4.4%. Future interest payments related to the our $500.0 million revolving credit facility and trade receivables-backed revolving credit facility are based on the outstanding borrowings at December 31, 2005 through their respective maturity dates, assuming such borrowings are outstanding until that time. Future interest payments may be different depending on the borrowing activity going forward under these revolving credit facilities.

A potential extraordinary use of cash would be the option that Computer Sciences Corporation (“CSC”) can exercise to sell its credit reporting business to us at any time prior to 2013. The option exercise price will be determined by an appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if CSC were to exercise the option today, the option price would be approximately $650 million to $700 million. This estimate is based solely on our internal analysis of the value of the business, current market conditions and other factors, all of which are subject to constant change. If CSC were to exercise its option, we would have to obtain additional sources of funding. We believe that this funding would be available from sources such as additional bank credit and the issuance of public debt or equity financings. However, the availability and terms of any such financing would be subject to a number of factors, including credit market conditions, the condition of the equity markets, general economic conditions and our financial performance and condition. Because we do not control the timing of CSC’s exercise of its option, we could be required to seek such financing and increase our indebtedness at a time when market or other conditions are unfavorable. Additionally, the agreement provides us with an option to purchase CSC’s credit reporting business if CSC does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect.

In the table above, we have not included amounts related to future pension contributions and payments for our other benefit plans, as such required funding amounts have not been determined. For additional information about our pension and other benefit plans, see Note 8 of the Notes to Consolidated Financial Statements in this Form 10-K.

Off Balance Sheet Transactions

Other than facility leasing arrangements, we do not engage in off-balance sheet financing activities. In 1998, we entered into a synthetic lease on our Atlanta corporate headquarters building in order to obtain favorable financing terms with regard to this facility. This $29.0 million lease expires in 2010. Lease payments for the remaining term total $7.9 million. Under this synthetic lease arrangement, we have guaranteed the residual value of the leased property to the lessor. In the event that the property were to be sold by the lessor at the end of the lease term, we would be responsible for any shortfall of the sales proceeds, up to a maximum amount of $23.2 million, which equals 80% of the value of the property at the beginning of the lease term. Based on an appraisal of the property at December 31, 2004, we determined that its fair value is $25.0 million. The $4.0 million shortfall against the residual value guarantee is being recognized as an expense ratably over the remaining lease term. There was not a material change in the fair value of the property during 2005.

Letters of Credit and Guarantees

We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit is less than $3.4 million at December 31, 2005, and all have a maturity of one year or less. Guarantees are issued from time to time to support the needs of operating units. In connection with the sale of our risk management collections business to RMA Holdings, LLC (“RMA”) in October 2000, we guaranteed the operating lease payments of a partnership affiliated with RMA to a lender of the partnership pursuant to a term loan. The operating lease, which expires December 31, 2011, has a remaining balance of $7.9 million based on the undiscounted value of remaining lease payments, including real estate taxes, at December 31, 2005.

On September 12, 2005, RMA sold substantially all of its assets to NCO Group, Inc. (“NCO”), after obtaining approval from the U.S. Bankruptcy Court for the Northern District of Ohio, Eastern Division. In conjunction with this sale, NCO agreed to assume the operating lease obligations discussed above, which we will continue to guarantee. We believe that the likelihood of demand for payment by us is minimal and expect no material losses to occur related to this guarantee. Accordingly, we do not have a liability on our Consolidated Balance Sheets at December 31, 2005 or 2004 related to this guarantee. For additional information regarding this transaction, including the remaining amount of deferred revenue, see Notes 1 and 5 of the Notes to the Consolidated Financial Statements in this Form 10-K.

Other Contingencies

There are other matters which we are involved in, such as legal proceedings, claims and litigation, for which the final outcome and impact to our Consolidated Financial Statements is uncertain at December 31, 2005. For additional information about these matters, see Note 5 of the Notes to Consolidated Financial Statements in this Form 10-K.

Subsidiary Dividend and Fund Transfer Limitations

The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited, in some cases, by certain restrictions imposed by foreign governments, which do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.

Pension Plans

Pension benefits are provided through U.S. and Canadian defined benefit pension plans and two supplemental executive defined benefit pension plans. Substantially all employees participate in one or more of these plans. The measurement date for our defined benefit pension plans is December 31st of each year.

Prior to January 1, 2005, we had one non-contributory qualified retirement plan covering most U.S. salaried employees (the U.S. Retirement Income Plan, or “USRIP”) and a defined benefit plan for most salaried employees in Canada (the Canadian Retirement Income Plan, or “CRIP”). Benefits of both plans are primarily a function of salary and years of service.

On January 1, 2005, we separated the USRIP into two defined benefit plans subject to the Employee Retirement Income Security Act (“ERISA”). The new plan, the Equifax Inc. Pension Plan (“EIPP”), was funded in January 2005 with the transfer of $17.0 million of assets from the USRIP and a company contribution of $20.0 million. In November 2005, an additional $30.1 million of plan assets were transferred from the USRIP to the EIPP. The EIPP covers all active employee participants of Equifax as of January 1, 2005, and the USRIP covers all inactive retired and vested participants as of that date. Inactive participants constituted approximately 85% of total participants prior to the separation. The benefits of participants in both plans were unaffected by the separation. The two groups of participants—active and inactive—had projected patterns of actuarial liabilities which were markedly different, due to the demographic differences between the two populations. The two plans will have separate assumed rates of return and separate asset allocation strategies, which will allow us to more efficiently fund our pension liabilities. Additionally, the assets of one plan will not be available to fund the liabilities of the other plan. The CRIP was not impacted by the separation of the USRIP.

At December 31, 2005, the USRIP and the EIPP met or exceeded ERISA’s minimum funding requirements. We do not expect to have to make any minimum funding contributions under ERISA for 2006 with respect to the USRIP or the EIPP based on applicable law as currently in effect. In January 2006, however, we made a discretionary contribution of $20.0 million to the EIPP.

We reduced the discount rate assumption used to measure the projected pension obligations from 5.92% for the twelve months ended December 31, 2004 to 5.68% for the twelve months ended December 31, 2005. The decrease in discount rate is due to the general decline in long-term interest rates during 2005 and the consequent effect on the yields of the portfolio of long-term corporate bonds, which are used to determine the discount rate. This reduction caused the aggregated projected benefit obligation of all plans to increase $28.2 million, from $551.5 million at December 31, 2004 to $579.7 million at December 31, 2005. At December 31, 2005, the EIPP and Supplemental Retirement Plans were underfunded with respect to their accumulated benefit obligation by $50.9 million as determined by Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions”  (“SFAS No. 87”), whereas the USRIP and CRIP were overfunded with respect to their accumulated benefit obligation by $24.2 million.

The expected rate of return on pension plan assets should approximate the actual long-term investment gain on those assets. The expected rate of return on plan assets used to calculate annual expense was 8.75% for the USRIP for the year ended December 31, 2004 and was 8.00% for the USRIP and 8.25% for the EIPP for the year ended December 31, 2005. In 2006, the expected rate of return on plan assets used to calculate the annual SFAS No. 87 expense will be 8.00% for the USRIP and 8.25% for the EIPP, the same as 2005.

For our non-U.S. retirement tax-qualified retirement plans, we fund at least the amounts sufficient to meet minimum funding requirements but no more than allowed as a tax deduction pursuant to applicable tax regulations. For the non-qualified supplementary retirement plans, we fund the benefits as they are paid to retired participants, but accrue the associated expense and liabilities in accordance with GAAP.

Related Party Transactions

We engage in various transactions and arrangements with related parties. We believe the terms of the transactions and arrangements do not differ from those that would have been negotiated with an independent party. For additional information about these transactions and arrangements, see Note 12 of the Notes to Consolidated Financial Statements in this Form 10-K.

Inflation

We do not believe that the rate of inflation has had a material effect on our operating results. However, inflation could adversely affect our future operating results.

Recent Accounting Pronouncements

The following are recently issued accounting pronouncements:

Stock-Based Compensation

In December 2004, SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), was issued which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires that the cost relating to share-based payment transactions in which an entity exchanges its equity instruments for goods or services from either employees or non-employees be recognized in the financial statements as the goods are received or services are rendered. Related to this guidance, in March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” (“SAB 107”), which expressed the SEC’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations.

We adopted SFAS No. 123R in January 2006, which applies to all of our outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards. We elected to use the modified prospective transition method as opposed to the modified retrospective transition method. Under the modified prospective transition method, financial statements prior to the adoption of SFAS No. 123R remain unchanged. The following discusses several other elections we made as a result of adopting SFAS No. 123R:

•       For our pro forma disclosures under SFAS No. 123, we used the Black-Scholes option pricing model. Upon the adoption of SFAS No. 123R, we will compute the fair value of options granted on or after January 1, 2006 using the binomial model. Additionally, based on the guidance in SAB 107 we will change our expected volatility assumption used in the binomial model. We expect the compensation expense to be slightly lower using the binomial model as opposed to the Black-Scholes model. However, the assumptions used in the model have a significant impact on the valuation; we will revisit all assumptions at each grant date. The fair value of stock options granted prior to the adoption of SFAS No. 123R calculated using the Black-Scholes model will remain unchanged.

•       Forfeitures under SFAS No. 123 were recognized when they occurred. SFAS No. 123R, however, requires forfeitures to be estimated at the grant date. Accordingly, compensation cost will be recognized based on the number of awards expected to vest. There may be adjustments in future periods if actual forfeitures differ from our estimates. For nonvested shares granted prior to our adoption of SFAS No. 123R, we recorded a cumulative catch-up adjustment in January 2006 related to estimated forfeitures. The adjustment was not material to our Consolidated Financial Statements.

•       Generally, our stock options have graded vesting, while our nonvested shares have cliff vesting. SFAS No. 123R permits entities to elect between the accelerated recognition method or straight-line recognition method for recognizing compensation cost related to awards with graded vesting based on a service condition. Consistent with our prior practice, we intend to continue to apply the accelerated recognition method related to awards with graded vesting which results in more compensation cost early in the vesting period.

Upon the adoption of SFAS No. 123R, we began recognizing compensation cost related to new stock-based awards from the grant date through the date the employee is eligible to receive the award without further service, such as when the employee becomes retirement eligible, which may be shorter than the stated vesting period (“New Policy”). For stock-based awards granted prior to the adoption of SFAS No. 123R with accelerated vesting terms, we recognized compensation cost over the stated vesting period; this recognition policy will continue for any such awards that are unvested at the time of adoption. If we had recognized compensation cost related to all stock-based awards granted in prior periods under the New Policy in our pro forma disclosures, the compensation cost and earnings per share amounts would not have been materially different than our historical pro forma disclosures.

We do not expect to change our policies related to stock-based awards, such as the quantity or type of instruments issued, as a result of adopting SFAS No. 123R, nor do we plan on changing the terms of our stock-based awards. We generally issue stock options and nonvested shares each year to certain employees, which typically vest based on service over a three year period. Our stock-based awards have accelerated vesting features upon retirement. At December 31, 2005, our total unrecognized compensation cost related to nonvested stock and stock options was $13.2 million with a weighted average recognition period of 2.6 years and $4.0 million with a weighted average recognition period of 0.9 years, respectively.

We estimate that the adoption of SFAS No. 123R will reduce our 2006 fully diluted earnings per share on a consolidated basis by approximately $0.05. This estimate, however, is subject to change based on a number of factors including, without limitation, the number, terms and conditions of new stock awards and the fair value at date of grant of such awards.

Income Taxes

On October 22, 2004, the American Jobs Creation Act was signed into law. In December 2004, Financial Accounting Standards Board Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), was issued. FSP 109-2 specifically addresses the one-time deduction of 85% of certain foreign earnings that are repatriated. We did not elect to apply this provision to qualifying earnings repatriations.

For additional information about these recent accounting pronouncements and the impact to our Consolidated Financial Statements, see Note 1 of the Notes to Consolidated Financial Statements in this Form 10-K.

Application of Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our Consolidated Financial Statements and accompanying notes. The following accounting policies involve a “critical accounting estimate” because they are particularly dependent on estimates and assumptions made by management about matters that are uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information about these policies, see Note 1 of the Notes to Consolidated Financial Statements in this Form 10-K. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Revenue Recognition

We recognize revenue in accordance with SEC SAB No. 104, “Revenue Recognition.” A significant portion of our revenues is based upon transactional activity generated by customers’ access to, or queries of, our propriety data bases. Product or service delivery and customer acceptance is inherent in this process by nature of the value thereby transferred to and utilized by the customer. Revenues are typically usage based and incorporate predetermined volume-tiered unit pricing.

Revenue from, and customer billing for, the sale of complementary Information Service products, such as the development of unique decision or predictive statistical models, and the sale of Marketing Service products, such as demographic data lists, data queries and market research, is recognized upon delivery and customer acceptance.

Revenue for contracts containing multiple elements that can be divided into separate units of accounting is allocated to those separate units based on their relative fair values. If the relative fair value cannot be determined for a particular deliverable, then the associated component of the arrangement fees is deferred and combined with the amount allocable to the applicable undelivered element(s) of the total arrangement fee and recognized when those elements have been delivered and accepted by the customer. Multiple deliverable arrangements generally involve the delivery of services generated by various product lines. The distinction between product lines facilitates the separation of the contract’s deliverables into separate units of accounting. No specific product line impacts the value or usage of other deliverables in the arrangement, and each deliverable can be sold alone or purchased from another vendor without affecting the quality of use or value to the customer of the remaining deliverables.

We consider revenue recognition to be critical to all of our operating segments due to the impact on our results of operations.

Valuation of Long-Lived Assets, Goodwill and Intangible Assets

Long-Lived Assets.   We monitor the status of our long-lived assets annually or more frequently if necessary, in order to determine if conditions exist or events and circumstances indicate that an asset may be impaired in that its carrying amount may not be recoverable. Significant factors that are considered that could be indicative of an impairment include: changes in business strategy, market conditions or the manner in which an asset is used; underperformance relative to historical or expected future operating results; and negative industry or economic trends. If potential indicators of impairment exist, we estimate recoverability based on the asset’s ability to generate cash flows greater than the carrying value of the asset. We estimate the undiscounted future cash flows arising from the use and eventual disposition of the related long-lived asset group. If the carrying value of the long-lived asset group exceeds the estimated future undiscounted cash flows, an impairment loss is recorded based on the amount by which the asset’s carrying amount exceeds its fair value. We utilize the discounted present value of the associated future estimated cash flows to determine the asset’s fair value. The projected cash flows require several assumptions related to, among other things, relevant market factors, revenue growth, if any, and operating margins. While we believe our assumptions are reasonable, changes in these assumptions in future periods may have a material impact on our Consolidated Financial Statements. There was no impairment charge during the year ended December 31, 2005. For additional information about the charges in 2004 and 2003, see Note 10 of the Notes to Consolidated Financial Statements in this Form 10-K.

Goodwill.   Goodwill is the cost in excess of the fair value of the net assets of acquired businesses. We review goodwill for impairment based on the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). In accordance with SFAS No. 142, goodwill is tested for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. We perform our annual goodwill impairment test as of September 30th. During 2005, we were not required to test goodwill for impairment at an interim date.

In accordance with SFAS No. 142, we are required to test goodwill at the reporting unit level as defined by reference to our operating segments determined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” We have five reporting units for which we test goodwill for impairment: Information Services, Marketing Services, Personal Solutions, Europe and Latin America.

In analyzing goodwill for potential impairment, we use projections of future discounted cash flows from our reporting units to determine whether the reporting unit’s estimated fair value exceeds its carrying value. These projections of cash flows are based on our views of growth rates, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. Our estimates of fair value for each reporting unit are corroborated by market multiple comparables. The use of different estimates or assumptions within our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. Additionally, a change in our reporting unit structure would result in the requirement to test goodwill for impairment at different reporting units. During the twelve months ended December 31, 2005, 2004 and 2003, we had no impairment of our reporting unit goodwill balances. For additional information about goodwill, see Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K.

Indefinite-Lived Intangible Assets.   Our contractual/territorial rights recorded in goodwill and indefinite-lived intangible assets on our accompanying Consolidated Balance Sheets are perpetual in nature and, therefore, the useful lives are considered indefinite. The balance of our contractual/territorial rights represents the estimated fair value at the date of acquisition.

In accordance with SFAS No. 142, we are required to test indefinite-lived intangible assets for impairment annually or whenever events and circumstances change that would indicate the asset might be impaired. We perform the impairment test for our indefinite-lived intangible assets by comparing the asset’s fair value to its carrying value. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value. We perform our annual impairment test as of September 30th. During 2005, we were not required to test contractual/territorial rights for impairment at an interim date.

We estimate the fair value based on projected discounted future cash flows. The use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our contractual/territorial rights or using a methodology other than a discounted cash flow model could result in different values for our contractual/territorial rights and could result in an impairment charge. The most significant assumptions within our discounted cash flow model are the discount rate and the growth rate. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value.

If any legal, regulatory, contractual, competitive, economic or other factors were to limit the useful lives of our indefinite-lived intangible assets, we would be required to test these intangible assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and amortize the intangible asset over its remaining useful life.

During the twelve months ended December 31, 2005, 2004 and 2003, we recognized no impairment charges related to our contractual/territorial rights. For additional information about contractual/territorial rights, see Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K.

Contingencies

We are subject to various proceedings, lawsuits and claims arising in the normal course of our business. In accordance with SFAS No. 5, “Accounting for Contingencies,” we determine whether to disclose and/or accrue for loss contingencies based on our assessment of whether the potential loss is probable, reasonably possible or remote. We periodically review claims and legal proceedings and assess whether we have potential financial exposure based on consultation with internal and outside legal counsel and other advisors. If the likelihood of an adverse outcome from any claim or legal proceeding is probable and the amount can be reasonably estimated, we accrue a liability for the estimated settlement. If the likelihood of an adverse outcome is reasonably possible, but not probable, we provide disclosures related to the potential loss contingency. Our assumptions related to loss contingencies are inherently subjective. Changes in these assumptions in future periods or an outcome different than our assumption may have a material impact on our Consolidated Financial Statements. For additional information about our contingencies, see Note 5 of the Notes to Consolidated Financial Statements in this Form 10-K.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. We must then assess the likelihood that our net deferred tax assets will be recovered from future taxable income or other tax planning opportunities, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the Consolidated Statements of Income. A valuation allowance is currently set against certain net deferred tax assets because we believe it is more likely than not that these deferred tax assets will not be realized through the generation of future taxable income or other tax planning opportunities. Significant management judgment is required in determining our provision for income taxes and our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to realize any future benefit from our deferred tax assets.

Our income tax provisions are based on assumptions and calculations which will be subject to examination by various tax authorities. We record tax benefits for positions in which we believe they are probable of being sustained under such examinations. Regularly, we assess the potential outcome of such examinations to determine the adequacy of our income tax accruals. We adjust our income tax provision during the period in which we determine that the actual results of the examinations may differ from our estimates. Changes in tax laws and rates are reflected in our income tax provision in the period in which they occur.

Changes in these assumptions in future periods or actual results different from our estimates may have a material impact on our Consolidated Financial Statements. For additional information about our income taxes, see Note 6 of the Notes to Consolidated Financial Statements in this Form 10-K.

Pension Plans

Our pension plans are accounted for using actuarial valuations required by SFAS No. 87. Our prepaid pension asset and accrued benefit liability as of December 31, 2005, were $183.7 million, or 10% of total assets, and $50.9 million, or 5% of the total liabilities, respectively, on our Consolidated Balance Sheet as of December 31, 2005. We consider accounting for our U.S. and Canadian pension plans critical because our management is required to make significant subjective judgments about a number of actuarial assumptions, which include discount rates, salary growth, expected return on plan assets, interest cost and mortality rates.

We believe that the most critical assumptions are (1) the expected return on plan assets and (2) the discount rate. The expected rate of return on plan assets is primarily based on two methods prepared by an external advisor which consider, among other things, (1) the expected equity returns based on assumptions such as dividend yield and growth rate, and (2) estimated risk premium for various asset categories. These assumptions are projected using an asset/liability forecasting model which produces a range and distribution of values for the assumed rate of return. Adjusting our expected long-term rate of return (7.98% at December 31, 2005) by 0.5% would change our estimated pension expense in 2006 by approximately $3 million. We determine our discount rates primarily based on high-quality fixed-income investments and yield-to-maturity analysis specific to our estimated future benefit payments. Adjusting our weighted average discount rate (5.90% at December 31, 2005) by 0.5% would change our estimated pension expense in 2006 by approximately $3 million.

Depending on the assumptions and estimates used, the pension expense could vary within a range of outcomes and have a material impact on our Consolidated Financial Statements. For additional information about our pension plans, see Note 8 of the Notes to Consolidated Financial Statements in this Form 10-K.

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

We are required to translate, or express in U.S. dollars, the assets and liabilities of our foreign subsidiaries that are denominated or measured in foreign currencies at the applicable year-end rate of exchange on our Consolidated Balance Sheets, and income statement items of our foreign subsidiaries at the average rates prevailing during the year. We record the resulting translation adjustment, and gains and losses resulting from the translation of intercompany balances of a long-term investment nature, as components of our shareholders’ equity. Other immaterial foreign currency transaction gains and losses are recorded in our Consolidated Statements of Income. We do not, as a matter of policy, hedge translational foreign currency exposure. We may, however, hedge transactional foreign currency exchange rate risks associated with material transactions which are denominated in a foreign currency.

At December 31, 2005, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2005, would have resulted in an increase of our revenue by $37.8 million, and an increase of our pre-tax operating profit by $11.1 million. A 10% stronger U.S. dollar would have resulted in similar decreases to our revenue and pre-tax operating profit.

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relates to our variable rate revolving credit debt and, until July 2005, the interest rate swap agreements associated with portions of our fixed rate public debt. The nature and amount of our long-term and short-term debt as well as the proportionate amount of fixed-rate and floating-rate debt can be expected to vary as a result of future business requirements, market conditions and other factors.

We attempt to achieve the lowest all-in weighted average cost of debt while simultaneously taking into account the mix of our fixed and floating rate debt, and the average life and scheduled maturities of our debt. At December 31, 2005, our weighted average cost of debt was 5.4% and weighted average life of debt was 7.5 years. At December 31, 2005, 72% of our debt was fixed rate, and the remaining 28% floating rate. Occasionally we use derivatives to manage our exposure to changes in interest rates by entering into interest rate swaps.

Our variable rate indebtedness consists primarily of (1) our $500.0 million unsecured revolving credit facility, (2) trade receivables-backed revolving credit facility under which we may borrow up to $125.0 million, subject to borrowing base availability and other terms and conditions, and (3) a separate C$25.0 million revolving credit facility in Canada, which is denominated in Canadian dollars. Interest related to borrowings under these facilities is generally based on LIBOR, Base Rate plus a specified margin or commercial paper rates. We also have a $29.0 million floating-to-fixed interest rate swap, maturing 2010, which fixes the effective rate of interest on the $29.0 million synthetic lease for our Atlanta corporate headquarters. This derivative instrument is designated as a cash flow hedge, was documented as fully effective under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”) and was valued on a mark-to-market basis as a liability totaling $1.6 million at December 31, 2005. This interest rate swap gives us the right to receive a floating rate payment tied to three-month LIBOR plus a spread from the counterparty, in exchange for a fixed rate payment from us. The net settlements occur quarterly.

A 1% increase in the average rate of interest on the variable rate debt outstanding under our revolving credit facilities during 2005 would have increased our pre-tax interest expense by $2.4 million. Since our interest rate swap related to the synthetic lease is fully effective in accordance with SFAS No. 133, our income statement is unaffected by the non-cash quarterly mark-to-market adjustments associated with these derivatives.

For additional information about our debt, including interest rates at December 31, 2005, see Note 4 of the Notes to Consolidated Financial Statements in this Form 10-K.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Equifax is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Equifax’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those written policies and procedures that:

•       pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Equifax;

•       provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles;

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

Management assessed the effectiveness of Equifax’s internal control over financial reporting as of December 31, 2005. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Equifax’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2005, Equifax maintained effective internal control over financial reporting.

Ernst & Young LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of Equifax included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting which is included on page 52 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and
Shareholders of Equifax Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Equifax Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Equifax Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Equifax Inc. maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Equifax Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2005 of Equifax Inc. and subsidiaries and our report dated March 1, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
March 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Shareholders of Equifax Inc.:

We have audited the accompanying consolidated balance sheets of Equifax Inc. and subsidiaries, as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equifax Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Equifax Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
March 1, 2006

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF INCOME

	Twelve Months Ended December 31,
	2005	2004	2003
	(In millions, except per share amounts)
Operating revenue	$1,443.4	$1,272.8	$1,210.7
Operating expenses:
Cost of services (exclusive of depreciation and amortization expense below)	594.2	531.5	499.7
Selling, general and administrative expenses	345.0	284.4	275.8
Depreciation and amortization	82.2	78.7	90.4
Asset impairment and related charges	—	2.4	30.6
Total operating expenses	1,021.4	897.0	896.5
Operating income	422.0	375.8	314.2
Interest expense	(35.6)	(34.9)	(39.6)
Minority interests in earnings, net of tax	(4.9)	(3.2)	(3.3)
Other income, net	9.2	47.5	14.0
Income from continuing operations before income taxes	390.7	385.2	285.3
Provision for income taxes	(144.2)	(147.9)	(104.6)
Income from continuing operations	246.5	237.3	180.7
Discontinued operations (Note 11)
Loss from discontinued operations, net of income tax benefit of $1.5 in 2004 and $0.0 in 2003	—	(2.6)	(15.8)
Net income	$246.5	$234.7	$164.9
Per common share (basic):
Income from continuing operations	$1.90	$1.81	$1.35
Loss from discontinued operations	—	(0.02)	(0.12)
Net income	$1.90	$1.79	$1.23
Shares used in computing basic earnings per share	129.7	131.3	134.5
Per common share (diluted):
Income from continuing operations	$1.86	$1.78	$1.32
Loss from discontinued operations	—	(0.02)	(0.11)
Net income	$1.86	$1.76	$1.21
Shares used in computing diluted earnings per share	132.2	133.5	136.7
Dividends per common share	$0.15	$0.11	$0.08

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
	(In millions, except par values)
ASSETS
Current Assets:
Cash and cash equivalents	$37.5	$52.1
Trade accounts receivable, net of allowance for doubtful accounts of $9.6 in 2005 and $9.3 in 2004	216.0	195.1
Deferred income tax assets, net	1.7	13.2
Prepaid expenses	17.9	17.1
Other current assets	7.3	22.1
Total current assets	280.4	299.6
Property and Equipment:
Capitalized internal-use software and system costs	162.4	175.9
Data processing equipment and furniture	124.5	122.0
Land, buildings and improvements	29.1	30.2
	316.0	328.1
Less accumulated depreciation	(179.0)	(189.8)
	137.0	138.3
Goodwill and Indefinite-Lived Intangible Assets	886.2	788.5
Purchased Intangible Assets, net	263.4	240.3
Prepaid Pension Asset	183.7	18.2
Other Assets, net	80.8	72.3
Total Assets	$1,831.5	$1,557.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt and current maturities	$92.3	$255.7
Accounts payable	5.9	9.7
Accrued expenses	54.0	56.4
Accrued salaries and bonuses	40.7	28.8
Deferred revenue	49.2	33.8
Other current liabilities	52.4	72.5
Total current liabilities	294.5	456.9
Long-Term Debt	463.8	398.5
Deferred Income Tax Liabilities, net	126.1	38.6
Other Long-Term Liabilities	126.8	139.6
Total liabilities	1,011.2	1,033.6
Commitments and Contingencies (Note 5)
Shareholders’ Equity:
Preferred stock, $0.01 par value: Authorized shares—10.0; Issued shares—none	—	—
Common stock, $1.25 par value: Authorized shares—300.0; Issued shares—185.2 in 2005 and 182.0 in 2004; Outstanding shares—129.2 in 2005 and 129.4 in 2004	231.5	227.5
Paid-in capital	559.0	466.9
Retained earnings	1,525.1	1,298.8
Accumulated other comprehensive loss	(157.8)	(267.0)
Treasury stock, at cost, 51.7 shares in 2005 and 47.7 shares in 2004	(1,274.6)	(1,133.4)
Stock held by employee benefits trusts, at cost, 4.3 shares in 2005 and 4.9 shares in 2004	(62.9)	(69.2)
Total shareholders’ equity	820.3	523.6
Total Liabilities and Shareholders’ Equity	$1,831.5	$1,557.2

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2005	2004	2003
	(In millions)
Operating activities:
Net income	$246.5	$234.7	$164.9
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Gain on sale of investment in Intersections Inc.	—	(36.8)	—
Loss from discontinued operations	—	2.6	15.8
Depreciation and amortization	82.2	78.7	90.4
Asset impairment and related charges	—	2.4	30.6
Stock-based compensation expense	8.2	2.4	3.7
Income tax benefit from stock plans	18.1	5.9	4.3
Deferred income taxes	11.8	25.3	15.8
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(14.3)	(17.2)	17.8
Prepaid expenses and other current assets	10.5	7.9	(3.9)
Other assets	0.5	(7.2)	(26.9)
Current liabilities, excluding debt	(14.0)	7.6	(15.4)
Other long-term liabilities, excluding debt	(11.7)	2.7	(3.4)
Cash provided by operating activities	337.8	309.0	293.7
Investing activities:
Additions to property and equipment	(17.2)	(16.5)	(14.2)
Additions to other assets	(29.0)	(31.0)	(38.5)
Acquisitions, net of cash acquired	(121.8)	(17.4)	(40.7)
Proceeds from sale of investments	10.1	59.4	—
Other	—	(1.0)	(5.4)
Cash used in investing activities	(157.9)	(6.5)	(98.8)
Financing activities:
Net short-term borrowings (payments)	92.3	(22.5)	(16.0)
Net borrowings (payments) under long-term revolving credit facilities	65.0	(138.0)	113.0
Payments on long-term debt	(250.0)	(0.6)	(202.6)
Treasury stock purchases	(144.0)	(138.0)	(94.9)
Dividends paid	(20.2)	(15.0)	(11.3)
Proceeds from exercise of stock options	62.8	28.1	19.5
Other	0.6	(3.0)	(3.0)
Cash used in financing activities	(193.5)	(289.0)	(195.3)
Effect of foreign currency exchange rates on cash and cash equivalents	(1.0)	(1.2)	8.3
Cash provided by discontinued operations (see Note 11)	—	1.7	0.8
(Decrease) increase in cash and cash equivalents	(14.6)	14.0	8.7
Cash and cash equivalents, beginning of year	52.1	38.1	29.4
Cash and cash equivalents, end of year	$37.5	$52.1	$38.1

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

							Stock
					Accumulated		Held By
	Common Stock				Other		Employee	Total
	Shares		Paid-In	Retained	Comprehensive	Treasury	Benefits	Shareholders’
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Trusts	Equity
	(In millions)
Balance, December 31, 2002	135.7	$225.1	$412.0	$925.4	$(359.4)	$(899.7)	$(82.4)	$221.0
Net income	—	—	—	164.9	—	—	—	164.9
Other comprehensive income	—	—	—	—	63.3	—	—	63.3
Shares issued under stock plans	1.1	0.4	15.7	—	—	(0.9)	8.5	23.7
Treasury stock purchased under share repurchase program	(4.1)	—	—	—	—	(94.9)	—	(94.9)
Cash dividends ($0.08 per share)	—	—	—	(11.3)	—	—	—	(11.3)
Income tax benefit from stock plans	—	—	4.3	—	—	—	—	4.3
Dividends from employee benefits	—	—	0.5	—	—	—	—	0.5
Balance, December 31, 2003	132.7	225.5	432.5	1,079.0	(296.1)	(995.5)	(73.9)	371.5
Net income	—	—	—	234.7	—	—	—	234.7
Other comprehensive income	—	—	—	—	29.1	—	—	29.1
Shares issued under stock plans	2.1	2.0	28.1	—	—	—	4.7	34.8
Treasury stock purchased under share repurchase program	(5.4)	—	—	—	—	(138.0)	—	(138.0)
Cash dividends ($0.11 per share)	—	—	—	(15.0)	—	—	—	(15.0)
Income tax benefit from stock plans	—	—	5.9	—	—	—	—	5.9
Dividends from employee benefits	—	—	0.4	—	—	—	—	0.4
Balance, December 31, 2004	129.4	227.5	466.9	1,298.8 *	(267.0)	(1,133.4)*	(69.2)	523.6 *
Net income	—	—	—	246.5	—	—	—	246.5
Other comprehensive income	—	—	—	—	109.2	—	—	109.2
Shares issued under stock plans	3.2	4.0	69.4	—	—	—	—	73.4
Shares issued under benefits plans	0.6	—	—	—	—	—	6.3	6.3
Treasury stock issued for an acquisition	0.4	—	4.0	—	—	10.7	—	14.7
Other treasury stock purchases(1)	(0.2)	—	—	—	—	(7.9)	—	(7.9)
Treasury stock purchased under share repurchase program	(4.2)	—	—	—	—	(144.0)	—	(144.0)
Cash dividends ($0.15 per share)	—	—	—	(20.2)	—	—	—	(20.2)
Income tax benefit from stock plans	—	—	18.1	—	—	—	—	18.1
Dividends from employee benefits	—	—	0.6	—	—	—	—	0.6
Balance, December 31, 2005	129.2	$231.5	$559.0	$1,525.1	$(157.8)	$(1,274.6)	$(62.9)	$820.3

*            Does not total due to rounding

(1)          Represents treasury stock traded for minimum tax withholdings and common stock tendered by employees exercising stock options.

See Notes to Consolidated Financial Statements.

Accumulated Other Comprehensive Loss consists of the following components:

	December 31,
	2005	2004	2003
	(In millions)
Foreign currency translation	$(140.1)	$(148.2)	$(173.7)
Minimum pension liability, net of accumulated tax of $10.0, $70.2 and $70.7 in 2005, 2004 and 2003, respectively	(16.7)	(117.0)	(120.1)
Cash flow hedging transactions, net of tax of $0.6, $1.1 and $1.4 in 2005, 2004 and 2003, respectively	(1.0)	(1.8)	(2.3)
Accumulated other comprehensive loss	$(157.8)	$(267.0)	$(296.1)

Comprehensive Income is as follows:

	Twelve Months Ended December 31,
	2005	2004	2003
	(In millions)
Net income	$246.5	$234.7	$164.9
Other comprehensive income (loss):
Foreign currency translation adjustment	8.1	29.5	65.9
Reclassification adjustment for the gain on sale of discontinued operations	—	(4.0)	—
Change in cumulative loss from cash flow hedging transactions	0.8	0.5	0.5
Minimum pension liability adjustment	100.3	3.1	(3.1)
Comprehensive income	$355.7	$263.8	$228.2

See Notes to Consolidated Financial Statements.

1.   SUMMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms “Equifax,” “the Company,” “we,” “our” and “us” refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.   We collect, organize and manage various types of financial, demographic and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as state and federal governments. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to individuals. We have approximately 4,600 employees worldwide.

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

Basis of Consolidation.   Our Consolidated Financial Statements and the accompanying notes, which are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), include Equifax and all subsidiaries. We consolidate all majority-owned and controlled subsidiaries as well as variable interest entities in which we are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.”  We did not participate in any variable interest entities for all periods presented. Other parties’ interests in consolidated entities are reported as minority interests. We use the equity method of accounting for investments in which we are able to exercise significant influence and use the cost method for all other investments. All significant intercompany transactions and balances are eliminated.

Certain prior year amounts have been reclassified to conform to current year presentation. The effect of certain of these reclassifications is not material. We have reclassified certain prior year amounts related to the presentation of intangible assets on the Consolidated Balance Sheets and financing activities within the Consolidated Statements of Cash Flows. For information about our intangible asset reclassification, see Note 3 of the Notes to Consolidated Financial Statements. As for the Consolidated Statements of Cash Flows, we have reclassified all borrowing and payment activity related to our long-term revolving credit facilities for all years presented to one line item within financing activities to provide better visibility to the related activity. This activity is recorded in net borrowings (payments) under long-term revolving credit facilities on our Consolidated Statements of Cash Flows.

Segments.   We manage our business globally through the following three reporting segments: North America, Europe and Latin America. North America, which includes Canada, is our largest reporting segment with 81% of total revenue in 2005. Our foreign operations are principally located in Canada, the United Kingdom (“U.K.”) and Brazil.

Use of Estimates.   The preparation of our Consolidated Financial Statements requires us to make estimates and assumptions in accordance with GAAP. Accordingly, we make these estimates and assumptions after exercising judgment and we believe that the estimates and assumptions inherent in our Consolidated Financial Statements are reasonable, based upon information available to us at the time they are made. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

Revenue Recognition and Deferred Revenue.   We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” and other applicable revenue recognition authoritative guidance. We recognize revenue when persuasive evidence of an arrangement exists, for which the corresponding products have been delivered or services have been rendered, the pricing is either fixed or determinable, and collectibility of the fee arrangement is reasonably assured. We consider the earnings process to be completed when we have fulfilled our specific obligations under the contract as demonstrated by evidence of product delivery or rendering of services.

Most of our revenues are based upon transactional activity generated by customers’ access to, or queries of, our proprietary databases. Revenues are typically usage-based and incorporate predetermined volume-tiered unit pricing. A small portion of our revenue is related to subscription-based contracts under which the customer pays a flat fee for a preset or unlimited volume of transactions or services. Revenue recognition for subscription arrangements containing a preset unit volume limitation is based upon applying an effective unit rate to actual units fulfilled; residual revenue related to any unfulfilled units is not recognized until the end of the contract’s subscription period. Revenue for subscription arrangements with an unlimited unit volume is recognized by allocating the contract’s subscription fee on a straight-line basis over the contract’s subscription period.

In conjunction with certain products and services, we charge non-refundable set-up and membership fees which are recognized on a straight-line basis over the term of the contract. Revenue from the sale of decision or statistical models is recognized upon delivery and customer acceptance.

Some of our sales contracts contain multiple elements pertaining to the delivery of distinct products and services such as decisioning models, prescreening services, and database management services. These deliverables are divided into separate units of accounting to which we allocate the contract revenues based on specific and objective evidence of their relative fair values. The individual deliverables are independent of each other and can be sold on a stand-alone basis without affecting their usefulness to the customer. If the relative fair value cannot be determined for a particular deliverable, then the associated component of the total arrangement fee is deferred and combined with the amount allocable to the applicable undelivered element(s) of the arrangement and recognized when those elements have been delivered and accepted by the customer. Generally, failure to satisfy a specific element in the arrangement does not result in the cancellation of the entire contract but rather would result in a pro rata refund to the customer.

Deferred revenue represents the liability for amounts billed in advance of service delivery. Current deferred revenue represents services expected to be provided within the next twelve months. Current deferred revenue totaled $49.2 million and $33.8 million, respectively at December 31, 2005 and 2004 on our Consolidated Balance Sheets. In conjunction with the divestiture of our risk management collections businesses in the U.S. and Canada in October 2000, certain of the proceeds received related to contracts to provide credit information products and services to the buyers over the next five to six years. At December 31, 2005 and 2004, $4.3 million and $10.1 million, respectively, remained unrecognized, with $2.5 million and $7.7 million, respectively, included in long-term deferred revenue in the accompanying Consolidated Balance Sheets. This deferred revenue will be recognized as the contracted products and services are provided. For additional information about this deferred revenue and the related agreement, see Note 5 of the Notes to Consolidated Financial Statements.

Cost of Services.   Costs of services consist primarily of (1) data acquisition and royalties fees; (2) customer service costs, which include: personnel costs to collect, maintain and update our proprietary databases, to develop and maintain software application platforms and to provide consumer and customer call center support; (3) hardware and software expense associated with transaction processing systems; (4) telecommunication and computer network expense; and (5) occupancy costs associated with facilities where these functions are performed.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses consist primarily of personnel related costs, fees for professional and consulting services, and advertising costs.

Advertising.   Advertising costs are expensed as incurred and totaled $28.1 million in 2005, $15.7 million in 2004 and $4.6 million in 2003.

Income Taxes.   In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” we account for income taxes under the liability method. Deferred income tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by current enacted tax rates. We periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets. We record a valuation allowance, as necessary, to reduce our deferred tax assets to the amount of future tax benefit that we estimate is more likely than not to be realized. We believe that our estimates are reasonable, however, the final outcome of tax matters may be different than the estimates reflected in our Consolidated Financial Statements.

Our income tax provisions are based on assumptions and calculations which will be subject to examination by various tax authorities. We record tax benefits for positions that we believe are probable of being sustained under such examinations. Regularly, we assess the potential outcome of such examinations to determine the adequacy of our income tax accruals. We adjust our income tax provision during the period in which we determine that the actual results of the examinations may differ from our estimates. Changes in tax laws and rates are reflected in our income tax provision in the period in which they occur. For additional information about income taxes, see Note 6 of the Notes to Consolidated Financial Statements.

Earnings Per Share.   In accordance with SFAS No. 128, “Earnings per Share,” our basic earnings per share (“EPS”) is calculated as income from continuing operations or net income divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. The income amounts used in both our basic and diluted EPS calculations are the same. A reconciliation of the weighted average outstanding shares used in the two calculations is as follows:

	2005	2004	2003
	(In millions)
Weighted average shares outstanding (basic)	129.7	131.3	134.5
Effect of dilutive securities:
Stock options	2.1	1.6	2.0
Long-term incentive plans	0.4	0.6	0.2
Weighted average shares outstanding (diluted)	132.2	133.5	136.7

Cash Equivalents.   We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Trade Accounts Receivable and Allowance for Doubtful Accounts.   We do not recognize interest income on our trade accounts receivable. Additionally, we do not require collateral from our customers related to our trade accounts receivable.

The allowance for doubtful accounts for estimated losses on trade accounts receivable is based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns and the establishment of specific reserves for customers in adverse financial condition or for existing contractual disputes wherein we are not assured of a favorable outcome. We reassess the adequacy of the allowance for doubtful accounts receivable each reporting period. Increases to the allowance for doubtful accounts are recorded as bad debt expense and are included in selling, general and administrative expenses on the accompanying Consolidated Statements of Income. Bad debt expense was $4.3 million, $2.9 million, and $8.8 million during the years ended December 31, 2005, 2004 and 2003, respectively.

Long-Lived Assets.   Property and equipment are stated at cost less accumulated depreciation. The cost of additions is capitalized. Property and equipment are depreciated primarily on a straight-line basis over estimated assets’ useful lives, which are generally three to ten years for data processing equipment and capitalized internal-use software and systems costs. Leasehold improvements are depreciated over the shorter of their estimated useful lives, not to exceed lease terms, or lease terms that are reasonably assured. Other fixed assets are depreciated over three to seven years.

Certain internal use software and system development costs are deferred and capitalized in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and Emerging Issues Task Force (“EITF”) 97-13, “Accounting for Costs Incurred with a Business Process Reengineering Project.” Accordingly, the specifically identified costs incurred to develop or obtain software and accompanying hardware which is intended for internal use are not capitalized until the determination is made as to the availability of a technically feasible solution to solve the pre-defined user and operating performance requirements as established during the preliminary stage of an internal use software development project. Costs incurred during a software development project’s preliminary stage are expensed. Application development activities which are eligible for capitalization include software design and configuration, development of interfaces, coding, testing, installation and the development of training materials. Costs of business process reengineering are expensed as incurred. We monitor the activities undertaken in our various software and systems development projects and analyze the associated costs, making appropriate distinction between and accounting for costs to be capitalized and costs to be expensed. Capitalized internal-use software and systems costs are subsequently amortized on a straight-line basis over a three to ten year period after project completion and when the related software or system is ready for its intended use. Amortization expense related to capitalized internal-use software and system costs totaled $21.2 million, $21.9 million and $28.2 million during the twelve months ended December 31, 2005, 2004 and 2003, respectively.

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets to be Disposed Of,” (“SFAS No. 144”), we monitor the status of our long-lived assets annually or more frequently if necessary, in order to determine if conditions exist or events and circumstances indicate that an asset may be impaired in that its carrying amount may not be recoverable. Significant factors that are considered that could be indicative of an impairment include: changes in business strategy, market conditions or the manner in which an asset is used; underperformance relative to historical or expected future operating results; and negative industry or economic trends. If potential indicators of impairment exist, we estimate recoverability based on the asset’s ability to generate cash flows greater than the carrying value of the asset. We estimate the undiscounted future cash flows arising from the use and eventual disposition of the related long-lived asset or asset group. If the carrying value of the long-lived asset or asset group exceeds the estimated future undiscounted cash flows, an impairment loss is recorded based on the amount by which the asset’s or asset group’s carrying amount exceeds its fair value. We generally utilize the discounted future estimated cash flows to determine the asset’s or asset group’s fair value. For additional information about the impairment charges recorded in 2004 and 2003, see Note 10 of the Notes to the Consolidated Financial Statements.

Goodwill and Indefinite-Lived Intangible Assets.   Goodwill represents the cost in excess of the fair value of the net assets of acquired businesses. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill is tested for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment test as of September 30th. In analyzing goodwill for potential impairment, we use projections of future discounted cash flows from our reporting units to determine whether the reporting unit’s estimated fair value exceeds its carrying value. Our estimates of fair value for each reporting unit are corroborated by market multiple comparables. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit’s fair value is less than its carrying value, we then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit’s goodwill exceeded its implied value. In accordance with SFAS No. 142, we are required to test goodwill at the reporting unit level as defined by reference to our operating segments determined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  We have five reporting units for which we test goodwill for impairment: Information Services, Marketing Services, Personal Solutions, Europe and Latin America.

Contractual/territorial rights represent the estimated fair value of rights to operate in certain territories acquired through the purchase of independent credit reporting agencies in the U.S. and Canada. Our contractual/territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. In accordance with SFAS No. 142, we are required to test indefinite-lived intangible assets, consisting of contractual/territorial rights, for impairment annually or whenever events and circumstances indicate that there may be an impairment of the asset value. Our annual impairment test date is September 30th. We perform the impairment test for our indefinite-lived intangible assets by comparing the asset’s fair value to its carrying value. We estimate the fair value based on projected discounted future cash flows. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value.

For additional information about our goodwill and contractual/territorial rights, see Note 3 of the Notes to Consolidated Financial Statements.

Purchased Intangible Assets.   Purchased intangible assets represent the estimated fair value of acquired intangible assets used in our products and services. Purchased data files represent the estimated fair value of files acquired primarily through the purchase of independent credit reporting agencies in the U.S. and Canada. We expense the cost of modifying and updating credit files in the period such costs are incurred. We generally amortize purchased data files, which primarily consist of acquired credit files, over 15 years on a straight-line basis. Other data files, such as marketing data files, are amortized over their useful lives which are generally much shorter than credit files. Acquired software is typically amortized over a period of three to seven years and non-compete agreements are amortized over a period of two to three years. All of our purchased intangible assets are amortized on a straight-line basis. For additional information about our purchased intangible assets, see Note 3 of the Notes to Consolidated Financial Statements.

Other Assets.   Other assets on our Consolidated Balance Sheets primarily represents life insurance cash surrender value, purchased software, net, employee benefit trust assets and data purchases, net. As of December 31, 2005 and 2004, accumulated amortization balances, related to certain amortizable other assets, were $33.2 million and $31.3 million, respectively. Amortization expense for certain amortizable other assets was $10.0 million, $8.0 million and $17.6 million during the years ended December 31, 2005, 2004 and 2003, respectively, which is recorded in depreciation and amortization on the Consolidated Statements of Income. See “Long-Lived Assets” for impairment analysis policy.

Foreign Currency Translation.   The functional currency of each of our foreign subsidiaries is that subsidiary’s local currency. We translate the assets and liabilities of foreign subsidiaries at the year-end rate of exchange, and revenue and expenses at the average rates prevailing during the year. We record the resulting translation adjustment as a component of shareholders’ equity. We also record gains and losses resulting from the translation of inter-company balances of a long-term investment nature in accumulated other comprehensive loss, a component of shareholders’ equity. We record foreign currency transaction gains and losses, which are not material for all periods presented, in the Consolidated Statements of Income.

Accounting for Stock-Based Compensation.   In accordance with the accounting and disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”), we have elected to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for our stock option and performance share plans. Accordingly, no stock option compensation expense is recognized in our Consolidated Statements of Income since all stock options granted had an exercise price equal to the fair value of the underlying common stock on the grant date.

We have computed the pro forma disclosures required under SFAS No. 123 and SFAS No. 148. The fair value of options granted during the twelve months ended 2005, 2004 and 2003 is estimated on the date of grant using the Black-Scholes option pricing model. The following table includes the weighted-average assumptions used in estimating the fair values and the resulting weighted-average fair value of a stock option granted in the periods presented:

	2005	2004	2003
Dividend yield	0.5%	0.5%	0.4%
Expected volatility	33.0%	36.3%	40.7%
Risk-free interest rate	3.8%	3.6%	1.1%
Expected life in years	4.5	4.5	2.8
Weighted-average fair value of a stock option granted	$9.81	$8.75	$5.59

The following table shows what our net income and earnings per share would have been for the twelve months ended December 31, 2005, 2004 and 2003, had we accounted for our stock-based compensation plans under the fair value method prescribed by SFAS No. 123, as amended by SFAS No. 148, utilizing the assumptions in the table above:

	Twelve Months Ended December 31,
	2005	2004	2003
	(In millions, except per share data)
Net income, as reported	$246.5	$234.7	$164.9
Add: Total stock-based employee compensation expense, net of related tax effect, included in reported net income	5.2	1.5	2.3
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(7.2)	(6.4)	(14.4)
Pro forma net income	$244.5	$229.8	$152.8
Earnings per share:
Basic—as reported	$1.90	$1.79	$1.23
Basic—pro forma	$1.88	$1.75	$1.14
Diluted—as reported	$1.86	$1.76	$1.21
Diluted—pro forma	$1.85	$1.72	$1.12

Derivative Instruments and Hedging Activities.   We enter into hedging transactions in order to reduce financial volatility and manage the fixed-floating mix of our debt portfolio. We do not enter into derivative transactions for speculative purposes. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” we measure the effectiveness of our derivatives at the inception of a hedge and on-going thereafter. We discontinue hedge accounting prospectively when (1) we determine that the derivative is no longer an effective hedge, (2) the derivative instrument expires, is sold or terminated, or (3) we determine that designating the derivative as a hedge is no longer appropriate.

We recognize derivatives as assets or liabilities on our Consolidated Balance Sheets at fair value, and the gain or loss related to the effective portion of derivatives designated as cash flow hedges as a component of other comprehensive income. As of December 31, 2005, the only hedging transaction to which we were a counterparty consisted of an interest rate swap agreement.

At December 31, 2005, we had a $29.0 million notional amount floating-to-fixed interest rate swap agreement with a bank counterparty that fixes the interest rate on a $29.0 million synthetic lease related to our corporate headquarters through its maturity in 2010. This hedge has been designated as a cash flow hedge under SFAS No. 133, is fully effective, and at December 31, 2005 and 2004, was marked to market and valued as a liability totaling $1.6 million and $3.1 million, respectively. We determine the fair value of our interest rate swap derivative through markets quotes obtained from the counterparty bank. This liability is recorded in other current liabilities and the related loss of $1.0 million, $1.8 million and $2.3 million at December 31, 2005, 2004 and 2003, respectively, is recorded, net of tax, in accumulated other comprehensive loss on the Consolidated Balance Sheets. The termination of the lease, whenever that occurs, of our headquarters building will result in the reclassification of accumulated other comprehensive loss into earnings for the cash flow hedge. We do not expect to reclassify any amounts into earnings in 2006.

During the year ended December 31, 2005, our interest rate swap agreements with bank counterparties to float the interest rate on $250.0 million of our fixed rate senior unsecured notes matured. These derivatives were designated as fair value hedges and were fully effective. The value of these swaps was $5.6 million at December 31, 2004 and is recorded in other current assets with a corresponding increase in short-term debt and current maturities on the Consolidated Balance Sheets. Changes in the fair value of these swaps and that of the related debt were recorded in interest expense in the accompanying Consolidated Statements of Income, the net of which is zero in 2005, 2004 and 2003.

Financial Instruments.   Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. As of December 31, 2005 and 2004, the fair value of our long-term, fixed rate debt, excluding current maturities, (determined primarily by broker quotes) was $412.4 million and $426.3 million compared to its carrying value, net of discount, of $398.8 million and $398.5 million, respectively.

Recent Accounting Pronouncements.   In December 2004, SFAS No. 123R, “Share-Based Payment,” (“SFAS No. 123R”), was issued which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires that the cost relating to share-based payment transactions in which an entity exchanges its equity instruments for goods or services from either employees or non-employees be recognized in the financial statements as the goods are received or services are rendered. That cost will be measured based on the fair value of the equity or liability instruments issued. We will no longer be permitted to follow the intrinsic value accounting method of APB No. 25, which resulted in no expense being recorded for stock option grants for which the strike price was equal to the fair value of the underlying stock on the date of grant. SFAS No. 123R requires that benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting standards. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In March 2005, the SEC issued SAB No. 107, “Share-Based Payment” (“SAB No. 107”), which expressed the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term.

We adopted SFAS No. 123R in January 2006, which applies to all of our outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards. We elected to use the modified prospective transition method as opposed to the modified retrospective transition method. Under the modified prospective transition method, financial statements prior to adoption remain unchanged. The following discusses several other elections we made as a result of adopting SFAS No. 123R:

•       For our pro forma disclosures under SFAS No. 123, we used the Black-Scholes option pricing model. Upon the adoption of SFAS No. 123R, we will compute the fair value of options granted on or after January 1, 2006 using the binomial model. Additionally, based on the guidance in SAB 107 we will change our expected volatility assumption used in the binomial model. We will revisit all assumptions at each grant date. The fair value of stock options granted prior to the adoption of SFAS No. 123R calculated using the Black-Scholes model will remain unchanged.

•       Forfeitures under SFAS No. 123 were recognized when they occurred. SFAS No. 123R, however, requires forfeitures to be estimated at the grant date. Accordingly, compensation cost will be recognized based on the number of awards expected to vest. There may be adjustments in future periods if actual forfeitures differ from our estimates. For nonvested shares granted prior to our adoption of SFAS No. 123R, we recorded a cumulative catch-up adjustment in January 2006 related to estimated forfeitures. This adjustment was not material to our Consolidated Financial Statements.

•       Generally, our stock options have graded vesting, while our nonvested shares have cliff vesting. SFAS No. 123R permits entities to elect between the accelerated recognition method or straight-line recognition method for recognizing compensation cost related to awards with graded vesting based on a service condition. Consistent with our prior practice, we intend to continue to apply the accelerated recognition method related to awards with graded vesting, which results in more compensation cost early in the vesting period.

Upon the adoption of SFAS No. 123R, we began recognizing compensation cost related to new stock-based awards from the grant date through the date the employee is eligible to receive the award without further service, such as when the employee becomes retirement eligible, which may be shorter than the stated vesting period (“New Policy”). For stock-based awards granted prior to the adoption of SFAS No. 123R with accelerated vesting terms, we recognized compensation cost over the stated vesting period; this recognition policy will continue for any such awards that are unvested at the time of adoption. If we had recognized compensation cost related to all stock-based awards granted in prior periods under the New Policy in our pro forma disclosures, the compensation cost and earnings per share amounts would not have been materially different than our historical pro forma disclosures.

We estimate that the adoption of SFAS No. 123R will reduce our 2006 fully diluted earnings per share on a consolidated basis by approximately $0.05. This estimate, however, is subject to change based on a number of factors, including without limitation the number, terms and conditions of new stock awards and the fair value at date of grant of such awards. For additional information about our stock-based compensation plans, see Note 7 of the Notes to Consolidated Financial Statements.

On October 22, 2004, the American Jobs Creation Act was signed into law. In December 2004, Financial Accounting Standards Board Staff Position No. 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”) was issued. FSP 109-2 specifically addresses the one-time deduction of 85% of certain foreign earnings that are repatriated. We did not elect to apply this provision to qualifying earnings repatriations.

2.   ACQUISITIONS

To broaden and further strengthen our enabling technologies capabilities in our North America Information Services business, we acquired APPRO Systems, Inc. (“APPRO”) on March 15, 2005. APPRO provides automated credit risk management and financial technologies for consumer, commercial and retail banking lending operations. We paid a total of $91.5 million in cash to the stockholders and option holders of APPRO. The net cash impact to us of the acquisition was $74.9 million after disposition of certain assets. We financed the purchase price through available cash and $72.0 million in borrowings under our existing trade receivables-backed revolving credit facility.

To enhance our Marketing Services business and add to our enabling technology capabilities, on August 29, 2005, we acquired BeNow Inc. (“BeNow”), a provider of leading edge solutions to multi-channel marketers. BeNow combines database management and analytics to support customer marketing campaigns and optimize market opportunities in particular industries. We paid a total of $17.5 million in cash to the stockholders of BeNow. The net cash impact to us of the acquisition was $16.7 million. We financed the purchase price through available cash and $5.9 million in short-term borrowings.

Also during 2005, in order to continue to grow our credit data business, we acquired the credit files, contractual rights to territories (generally states or integration areas) and customer relationships and related businesses of two independent credit reporting agencies in the U.S. (also referred to as “Affiliates”) and one in Canada that house their consumer information on our system.

The acquisitions in 2005 were accounted for as purchases in accordance with SFAS No. 141, “Business Combinations,” and had a total cash purchase price of $129.1 million. The purchase of one U.S. Affiliate was paid for primarily with the issuance of 0.4 million shares of Equifax treasury stock. The value of the shares was $14.7 million on the date of issuance and the number of shares issued was based on the terms of the acquisition agreement. The results of operations for these acquisitions have been included in the accompanying Consolidated Statements of Income from the date of acquisition, and are not material.

During 2004, in order to continue to grow our credit data business, we acquired two Affiliates located in the U.S. and one Affiliate located in Canada that house their consumer information on our system. We acquired these businesses for a total of $17.4 million in cash. The results of operations for these acquisitions have been included in the accompanying Consolidated Statements of Income from the date of acquisition, and are not material.

During 2003, we acquired three Affiliates located in the U.S. and one Affiliate located in Canada, that house their consumer information on our system, in order to continue to grow our credit data business. Additionally, in April 2003, we completed the purchase of an eMarketing business for $10.0 million. We acquired all of these businesses for $41.0 million in cash and $1.9 million in liabilities. In the case of the eMarketing business, the preliminary purchase price allocation did not include the involuntary termination of certain employees of the acquired company during 2004. The results of operations for these acquisitions have been included in our Consolidated Statements of Income from the date of acquisition, and are not material.

The following table summarizes the estimated fair value of the net assets acquired and the liabilities assumed at the acquisition dates. These allocations are considered final, except for those related to BeNow which are preliminary estimates that will be finalized upon agreement with the sellers regarding working capital adjustments.

	2005	2004
	(In millions)
Current assets	$27.7	$—
Property and equipment	4.8	—
Other assets	2.9	—
Purchased data files(1)	15.1	11.7
Acquired software(1)	29.0	—
Customer relationships(1)	13.0	—
Other purchased intangible assets	2.3	1.6
Contractual/territorial rights(1)	17.2	4.0
Goodwill(2)	66.3	0.1
Total assets acquired	178.3	17.4
Total liabilities	(34.5)	—
Net assets acquired	$143.8	$17.4

(1)                The useful lives for these purchased intangible assets are consistent with those discussed in Note 1 to the Notes to Consolidated Financial Statements.

(2)                Substantially all of the goodwill resulting from acquisitions in 2005 is not tax deductible.

The primary reason that the purchase price of certain of these acquisitions exceeded the fair value of the net assets acquired, which resulted in the recognition of goodwill, is that we were broadening and further strengthening capabilities that we did not have internally. Accordingly, these acquisitions allowed us to obtain the workforce and access to market segments that complement our strengths.

The following unaudited pro forma information represents consolidated results of operations as if the 2005 acquisitions discussed above had occurred at the beginning of each year presented. The pro forma amounts may not necessarily be indicative of the operating revenues and results of operations had the acquisitions actually taken place at the beginning of each year presented. Furthermore, the pro forma information may not be indicative of future performance. The impact of 2004 and 2003 acquisitions, if they had occurred at the beginning of each year presented, would not have significantly changed our consolidated results of operations.

	Twelve Months Ended December 31,
	2005		2004
	As Reported	Pro Forma	As Reported	Pro Forma
	(In millions, except per share data)
Revenues	$1,443.4	$1,460.2	$1,272.8	$1,308.2
Income from continuing operations	$246.5	$248.1	$237.3	$241.4
Net income	$246.5	$248.1	$234.7	$238.8
Income from continuing operations per share (basic)	$1.90	$1.91	$1.81	$1.84
Income from continuing operations per share (diluted)	$1.86	$1.88	$1.78	$1.81
Net income per share (basic)	$1.90	$1.91	$1.79	$1.82
Net income per share (diluted)	$1.86	$1.88	$1.76	$1.79

3.   GOODWILL AND INTANGIBLE ASSETS

Goodwill and Indefinite-Lived Intangible Assets.   We have reclassified the accompanying Consolidated Balance Sheets to combine intangible assets which are not amortized in accordance with SFAS No. 142, including goodwill and contractual/territorial rights, into goodwill and indefinite-lived intangible assets. The remaining definite-lived intangible assets are included in purchased intangible assets, net on the accompanying Consolidated Balance Sheets. In addition, we have reclassified $37.0 million and $36.8 million at December 31, 2005 and 2004, respectively, to contractual/territorial rights, previously recorded in goodwill for certain prior year affiliate acquisitions, to better reflect the underlying nature of the acquired intangible assets.

Goodwill allocated to our reporting units at December 31, 2003, and changes in the carrying amount of goodwill for the twelve months ended December 31, 2005 and 2004, are as follows:

	Information	Marketing	Personal	European	Latin American
	Services	Services	Solutions	Operations	Operations	Corporate	Total
	(In millions)
Balance, December 31, 2003	$171.6	$280.3	$1.8	$107.4	$124.5	$5.9	$691.5
Acquisitions	0.1	—	—	—	—	—	0.1
Adjustments to initial purchase price allocation	—	(4.4)	—	0.9	—	—	(3.5)
Foreign currency translation	3.6	—	—	9.3	9.7	—	22.6
Balance, December 31, 2004	175.3	275.9	1.8	117.6	134.2	5.9	710.7
Acquisitions	54.2	12.1	—	—	—	—	66.3
Adjustments to initial purchase price allocation	1.7	1.5	—	—	5.5	—	8.7
Foreign currency translation	1.6	—	—	(12.2)	16.1	—	5.5
Balance, December 31, 2005	$232.8	$289.5	$1.8	$105.4	$155.8	$5.9	$791.2

Contractual/territorial rights at December 31, 2003 and changes in the carrying amounts for the twelve months ended December 31, 2005 and 2004, are as follows:

Amount
(In millions)
Balance, December 31, 2003	$73.8
Acquisitions	4.0
Balance, December 31, 2004	77.8
Acquisitions	17.2
Balance, December 31, 2005	$95.0

As discussed in Note 1, SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be tested for impairment at least on an annual basis. Accordingly, we performed our annual impairment tests as of September 30, 2005, which resulted in no impairment of our reporting units’ goodwill or our contractual/territorial rights. There were no impairment charges related to goodwill or contractual/territorial rights in 2005, 2004 or 2003.

Purchased Intangible Assets.   Purchased intangible assets, net recorded on the accompanying Consolidated Balance Sheets at December 31, 2005 and 2004, are as follows:

	2005			2004
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(In millions)
Definite-lived intangible assets:
Purchased data files	$398.9	$(176.2)	$222.7	$405.4	$(171.7)	$233.7
Acquired software	38.7	(12.0)	26.7	10.4	(8.2)	2.2
Non-compete agreements	11.9	(9.2)	2.7	11.7	(7.3)	4.4
Customer relationships	11.4	(0.7)	10.7	—	—	—
Purchased trademarks	0.8	(0.2)	0.6	—	—	—
Total definite-lived intangible assets	$461.7	$(198.3)	$263.4	$427.5	$(187.2)	$240.3

Amortization expense related to definite-lived purchased intangible assets was $31.7 million, $36.2 million and $51.8 million for 2005, 2004 and 2003, respectively. For additional information about the useful lives related purchased intangible assets, see Note 1 of the Notes to Consolidated Financial Statements. Estimated future amortization expense related to definite-lived purchased intangible assets at December 31, 2005 is as follows:

Years ending December 31,	Amount
(In millions)
2006	$30.8
2007	28.6
2008	27.9
2009	27.2
2010	27.0
Thereafter	121.9
$263.4

4.   DEBT

Debt at December 31, 2005 and 2004 was as follows:

	December 31,
	2005	2004
	(In millions)
Notes, 4.95%, due November 2007	$250.0	$250.0
Debentures, 6.9%, due July 2028	150.0	150.0
Notes, 6.3%, due July 2005	—	250.0
Trade receivables-backed revolving credit facility, weighted-average rate of 3.9% in 2005	88.0	—
Borrowings under U.S. revolving credit facilities, weighted-average rate of 4.1% in 2005	65.0	—
Other	4.4	5.8
Total debt	557.4	655.8
Less short-term debt and current maturities	(92.3)	(255.7)
Less unamortized discounts	(1.3)	(1.6)
Total long-term debt	$463.8	$398.5

On July 1, 2005, we redeemed $250.0 million principal amount of our 6.3% senior unsecured notes, by utilizing borrowings of $165.0 million under our U.S. senior unsecured revolving credit agreement and

$85.0 million under our trade receivables-backed revolving credit facility. A portion of the borrowings under our U.S. senior unsecured revolving credit agreement was subsequently repaid.

Scheduled future maturities of debt at December 31, 2005, are as follows:

Years ending December 31,	Amount
(In millions)
2006	$92.3
2007	250.1
2008	—
2009	65.0
2010	—
Thereafter	150.0
$557.4

In August 2004, we entered into a five-year, $500.0 million senior unsecured revolving credit agreement. This facility provides for a variable interest rate tied to a Base Rate, London InterBank Offered Rate (“LIBOR”) plus a specified margin or competitive bid options. We also pay an annual facility fee on the total amount of the facility, regardless of borrowings. This facility replaces a $465.0 million revolving credit facility. Under our senior credit agreement, we must comply with various financial and non-financial covenants. The financial covenants require us to maintain a (1) maximum leverage ratio, consolidated funded debt divided by consolidated EBITDA (as defined by the agreement) from the preceding four quarters of not more than 3.0 to 1.0 (raised to 3.25 to 1.0 for four fiscal quarters if the CSC put option described in Note 5 is exercised) and (2) minimum interest coverage ratio of consolidated EBITDA (as defined by the agreement) for the preceding four quarters divided by consolidated interest expense for the preceding four quarters, of not less than 4.0 to 1.0. Compliance with these financial covenants is tested quarterly on a rolling four quarters basis. The non-financial covenants include limitations on liens, cross defaults subsidiary debt, mergers, liquidations, asset dispositions and acquisitions. As of December 31, 2005, we were in compliance with our covenants under the senior credit agreement.

Our borrowings under this facility, which have not been guaranteed by any of our subsidiaries, are unsecured and will rank on parity in right of payment with all of our other unsecured and unsubordinated indebtedness from time to time outstanding. This facility restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if the total amount of such payments in any fiscal year would exceed 20 percent of our consolidated total assets measured as of the end of the preceding fiscal year. As of December 31, 2005, $435.0 million was available and there were outstanding borrowings of $65.0 million under this facility.

In September 2004, we entered into a trade receivables-backed revolving credit facility. Under the terms of the transaction, a wholly-owned subsidiary of Equifax may borrow up to $125.0 million, subject to borrowing base availability and other terms and conditions. We generally use the net proceeds received from the sale of our trade receivables to our subsidiary for general corporate purposes and acquisitions. The credit facility has an expiration date of September 5, 2006, as amended, but may be extended for an additional period of up to two years if specified conditions are satisfied. Borrowings bear interest at commercial paper rates, LIBOR or Base Rate plus a specified margin. We pay a commitment fee based on an annual rate of 17.5 basis points on any unused portion of the facility. Outstanding debt under the facility is consolidated on our balance sheet for financial reporting purposes. Based on the calculation of the borrowing base applicable at December 31, 2005, $0.4 million was available for borrowing and $88.0 million was outstanding under this facility. At December 31, 2005 and 2004, $126.2 million and $111.1 million, respectively, of net accounts receivable had been sold to our wholly-owned subsidiary and is included in accounts receivable in the accompanying Consolidated Balance Sheets.

In November 2004, we entered into a C$25.0 million revolving credit facility denominated in Canadian dollars that replaced a C$100.0 million facility that expired in September 2004. The C$25.0 million facility, as amended, expires in September 2006. We pay a commitment fee based on an annual rate of 10.0 basis points on any unused portion of the facility. There were no borrowings outstanding under this facility at December 31, 2005.

Cash paid for interest, net was $38.3 million in 2005, $34.9 million in 2004 and $39.6 million in 2003.

5.   COMMITMENTS AND CONTINGENCIES

Leases.   Our operating leases principally involve office space and office equipment. Under the terms of the $29.0 million operating lease for our headquarters building in Atlanta, Georgia, which commenced in 1998 and expires in 2010, we have guaranteed a portion of the residual value of the building at the end of the lease. Lease payments for the remaining term total $7.9 million. In the event that the property were to be sold by the lessor at the end of the lease term, we would be responsible for any shortfall of the sales proceeds, up to a maximum amount of $23.2 million, which equals 80% of the value of the property at the beginning of the lease term. Based on an appraisal of the property at December 31, 2004, we determined that its fair value is $25.0 million. The $4.0 million short-fall against the residual value guarantee is being recognized as an expense ratably over the remaining lease term. The liability of $4.0 million is recorded in other long-term liabilities on our Consolidated Balance Sheets at December 31, 2005. There was not a material change in the fair value of the property during 2005.

Rental expense for operating leases, which is recognized on a straight-line basis over the lease term, was $24.6 million, $22.3 million and $18.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. Our headquarters building operating lease has ground purchase options exercisable beginning in 2019, ground renewal options exercisable in 2048 and escalation clauses beginning in 2009. Our technology center lease in Alpharetta, Georgia expires in 2012 and includes renewal options through 2039. Expected future minimum payment obligations for non-cancelable operating leases exceeding one year are as follows as of December 31, 2005:

Years ending December 31,	Amount
(In millions)
2006	$16.3
2007	14.0
2008	10.4
2009	8.6
2010	6.3
Thereafter	43.2
$98.8

We expect to receive approximately $20 million under noncancelable sublease agreements, approximately $10 million of which represents operating expenses the sublessor is contractually obligated to pay us over the remaining lease term. The expected sublease income is not reflected as a reduction in the total minimum rental obligations under operating leases in the table above.

Data Processing and Outsourcing Services Agreements.   We have separate agreements with International Business Machines Corporation (“IBM”), Polk/Acxiom and others with which we outsource portions of our computer data processing operations and related functions, and certain administrative functions. The agreements expire between 2006 and 2013. The estimated aggregate minimal contractual obligation remaining under these agreements is approximately $350 million as of December 31, 2005, with no future year expected to exceed approximately $70 million. Annual payment obligations in regards to these agreements vary due to factors such as the volume of data processed, changes in our servicing needs as a result of new product offerings, acquisitions or divestitures, the introduction of significant new technologies, foreign currency or the general rate of inflation. Our data processing outsourcing agreement with IBM was renegotiated in 2003 for a ten-year term. Under this agreement (which covers our operations in North America, the U.K., Ireland, Spain, Brazil and Chile), we have outsourced our mainframe and midrange operations, help desk service and desktop support functions and the operation of our voice and data networks. The scope of such services varies by location. During the twelve months ended December 31, 2005, 2004 and 2003, we paid $120.8 million, $110.5 million and $100.3 million, respectively, for these services. The estimated future minimum contractual obligation at December 31, 2005 under this agreement is $312.0 million, with no year expected to exceed $48.5 million. In certain circumstances (e.g., a change in control, or for our convenience), we may terminate these data processing and outsourcing agreements, and in doing so certain of these agreements require us to pay a significant penalty. Additionally, we may terminate these agreements without penalty in the event that IBM is in material breach of the terms of the agreement.

Agreement with Computer Sciences Corporation.   We have an agreement with Computer Sciences Corporation and certain of its affiliates, collectively CSC, under which CSC-owned credit reporting agencies utilize our computerized credit database services. CSC retains ownership of its credit files and the revenues generated by its credit reporting activity. We receive a processing fee for maintaining the database and for each report supplied. The agreement expires July 31, 2008. The agreement provides us with an option to purchase CSC’s credit reporting business if CSC does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. Under the agreement CSC also has an option, exercisable at any time, to sell its credit reporting business to us. The option expires in 2013. The option exercise price will be determined by a third-party appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if the option were exercised at December 31, 2005, the price range would approximate $650 million to $700 million. This estimate is based solely on our internal analysis of the value of the businesses, current market conditions and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than the estimated amount. If CSC were to exercise its option, we would have to obtain additional sources of funding. We believe that this funding would be available from sources such as additional bank lines of credit and the issuance of public debt and/or equity. However, the availability and terms of any such capital financing would be subject to a number of factors, including credit market conditions, the state of the equity markets, general economic conditions, and our financial performance and condition.

Change in Control Agreements.   We have entered into change in control severance agreements with certain key executives. The agreements provide for, among other things, certain payments and benefits in the event of a qualifying termination of employment (i.e., termination of employment by the executive for “good reason” or termination of employment by the Company without “cause,” each as defined in the agreements) within six months prior to or three years following a change in control of the Company. In the event of a qualifying termination, the executive will become entitled to continuation of group health, dental, vision, life, disability, 401(k) and similar benefits for two or three years and a lump sum severance payment, all of which differs by executive.

The change in control agreements have a five year term and automatically renew for another five years unless we elect not to renew the agreements. Change in control events potentially triggering benefits under the agreements would occur, subject to certain exceptions, if (1) any person acquires 20% or more of our voting stock; (2) upon a merger or other business combination, our shareholders receive less than two-thirds of the common stock and combined voting power of the new company; (3) we sell or otherwise dispose of all or substantially all of our assets; or (4) we liquidate or dissolve.

If these change in control agreements had been triggered as of December 31, 2005, payments of approximately $30 million would have been made (excluding tax gross-up amounts). Under the Company’s existing director and employee stock benefit plans, a change in control generally would result in the immediate vesting of all outstanding stock options and satisfaction of the restrictions on any outstanding nonvested stock awards.

Guarantees and Indemnifications.   We adopted FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” during 2003, which required the prospective recognition and measurement of certain guarantees and indemnifications. Accordingly, any contractual guarantees or indemnifications we have issued or modified subsequent to December 31, 2002 are subject to evaluation. If required, a liability for the fair value of the obligation undertaken will be recognized.

Guarantees.   We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit is less than $3.4 million at December 31, 2005, and all have a maturity of one year or less. Guarantees are issued from time to time to support the needs of operating units. In connection with the sale of our risk management collections business to RMA Holdings, LLC (“RMA”) in October 2000, we guaranteed the operating lease payments of a partnership affiliated with RMA to a lender of the partnership pursuant to a term loan. The operating lease, which expires December 31, 2011, has a remaining balance of $7.9 million based on the undiscounted value of remaining lease payments, including real estate taxes, at December 31, 2005.

On September 12, 2005, RMA sold substantially all of its assets to NCO Group, Inc. (“NCO”). In conjunction with this sale, NCO agreed to assume the operating lease obligations discussed above, which we will continue to guarantee. We believe that the likelihood of demand for payment by us is minimal and expect no material losses to occur related to this guarantee. Accordingly, we do not have a liability on our Consolidated Balance Sheets at December 31, 2005 or 2004 related to this guarantee.

General Indemnifications.   We are the lessee under many real estate leases. It is common in these commercial lease transactions for us, as the lessee, to agree to indemnify the lessor and other related third parties for tort, environmental and other liabilities that arise out of or relate to our use or occupancy of the leased premises. This type of indemnity would typically make us responsible to indemnified parties for liabilities arising out of the conduct of, among others, contractors, licensees and invitees at or in connection with the use or occupancy of the leased premises. This indemnity often extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by either their sole or gross negligence and their willful misconduct.

Certain of our credit agreements include provisions which require us to make payments to preserve an expected economic return to the lenders if that economic return is diminished due to certain changes in law or regulations. In certain of these credit agreements, we also bear the risk of certain changes in tax laws that would subject payments to non-U.S. lenders to withholding taxes.

In conjunction with certain transactions, such as sales or purchases of operating assets or services in the ordinary course of business, or the disposition of certain assets or businesses, we sometimes provide routine indemnifications, the terms of which range in duration and sometimes are not limited.

We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We have no accrual related to indemnifications on our Consolidated Balance Sheets at December 31, 2005 and 2004.

Subsidiary Dividend and Fund Transfer Limitations.   The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited, in some cases, by certain restrictions imposed by foreign governments, which do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.

Contingencies.   We are involved in legal proceedings, claims and litigation arising in the ordinary course of business. We periodically assess our exposure related to these matters based on the information which is available. We have recorded accruals in our Consolidated Financial Statements for those matters in which it is probable that we have incurred a loss and the amount of the loss, or range of loss, can be reasonably estimated. For other legal proceedings, claims and litigation, we cannot reasonably estimate the potential loss because of uncertainties about the outcome of the matter and the amount of the loss, or range of loss. We also accrue for unpaid legal fees for services performed to date. Although the final outcome of these matters cannot be predicted with certainty, any possible adverse outcome arising from these matters is not expected to have a material impact on our Consolidated Financial Statements, either individually or in the aggregate. However, our evaluation of the likely impact of these matters may change in the future.

Tax Matters.   In 2003, the Canada Revenue Agency (“CRA”) issued Notices of Reassessment asserting that Acrofax, Inc., a wholly-owned Canadian subsidiary of Equifax, is liable for additional tax for the 1995 through 2000 tax years, related to certain intercompany capital contributions and loans. The additional tax sought by the CRA for these periods ranges, based on alternative theories, from $7.2 million to $16.0 million, plus interest and penalties. Acrofax has filed Notices of Objection in response to the Notices of Reassessment. On September 2, 2003, we made a statutorily-required deposit of $5.7 million against the CRA’s primary assessment theory. We intend to vigorously contest these reassessments and do not believe we have violated any statutory provision or rule. If the final outcome of this matter was unfavorable to us, an additional claim may be filed by the local province; the likelihood and potential amount of such claim is unknown at this time. We cannot predict when this tax matter will be resolved.

6.   INCOME TAXES

We record deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities. For additional information about our income tax policy, see Note 1 of the Notes to Consolidated Financial Statements.

The provision for income taxes from continuing operations consists of the following:

	2005	2004	2003
	(In millions)
Current:
Federal	$89.8	$74.7	$63.5
State	10.2	12.9	5.7
Foreign	32.8	24.7	22.8
	132.8	112.3	92.0
Deferred:
Federal	13.9	30.9	11.4
State	(3.0)	2.7	—
Foreign	0.5	2.0	1.2
	11.4	35.6	12.6
Provision for income taxes	$144.2	$147.9	$104.6

Domestic and foreign income from continuing operations before income taxes was as follows:

	2005	2004	2003
	(In millions)
U.S.	$286.3	$302.8	$214.9
Foreign	104.4	82.4	70.4
	$390.7	$385.2	$285.3

The provision for income taxes from continuing operations is reconciled with the federal statutory rate, as follows:

	2005	2004	2003
	(In millions)
Federal statutory rate	35.0%	35.0%	35.0%
Provision computed at federal statutory rate	$136.8	$134.8	$99.9
State and local taxes, net of federal tax benefit	4.6	10.3	0.6
Foreign	1.2	2.0	(9.1)
Valuation allowance	0.4	(13.0)	7.4
Tax reserves	(1.8)	12.9	(0.8)
Other	3.0	0.9	6.6
Provision for income taxes	$144.2	$147.9	$104.6
Effective income tax rate	36.9%	38.4%	36.7%

Components of the deferred income tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004
	(In millions)
Deferred income tax assets:
Reserves and accrued expenses	$7.0	$18.9
Employee pension benefits	10.0	71.1
Employee compensation programs	18.9	17.1
Deferred revenue	2.1	4.8
Net operating and capital loss carryforwards	32.5	26.7
Foreign tax credits	21.8	21.9
Unrealized foreign exchange loss	36.7	41.4
Other	0.6	4.2
Gross deferred income tax assets	129.6	206.1
Valuation allowance	(81.2)	(88.0)
Total deferred income tax assets, net	$48.4	$118.1
Deferred income tax liabilities:
Goodwill and intangible assets	(86.3)	(62.2)
Depreciation	(1.2)	(1.5)
Pension expense	(72.4)	(70.2)
Undistributed earnings of foreign subsidiaries	(6.9)	(7.9)
Other	(6.0)	(1.7)
Total deferred income tax liability	(172.8)	(143.5)
Net deferred income tax liability	$(124.4)	$(25.4)

Our deferred income tax assets and liabilities at December 31, 2005 and 2004, are included in the accompanying Consolidated Balance Sheets as follows:

	2005	2004
	(In millions)
Current deferred income tax assets	$1.7	$13.2
Deferred income tax liabilities	(126.1)	(38.6)
Net deferred income tax liability	$(124.4)	$(25.4)

We record deferred income taxes on the temporary differences of our foreign subsidiaries and branches, except for the temporary differences related to undistributed earnings of subsidiaries which we consider indefinitely invested. We have indefinitely invested $93.6 million attributable to pre-2004 undistributed earnings of our Canadian and Chilean subsidiaries. If the pre-2004 earnings were not considered indefinitely invested, $7.0 million of deferred U.S. income taxes would have been provided. Such taxes, if ultimately paid, may be recoverable as U.S. foreign tax credits.

As of December 31, 2005, we had a deferred tax asset of $36.7 million related to accumulated foreign currency translation losses for foreign locations, excluding adjustments for pre-2004 Canadian and Chilean earnings. A full valuation allowance, included in accumulated other comprehensive loss, has been provided due to uncertainty of future realization of this deferred tax asset.

At December 31, 2005, we had U.S. federal and state net operating loss carryforwards of $122.7 million which will expire at various times between 2012 and 2025. We also had foreign net operating loss carryforwards totaling $44.6 million of which $42.0 million will expire between 2008 and 2019 and the remaining $2.6 million will carryforward indefinitely. U.S. federal and state capital loss carryforwards total $38.3 million at December 31, 2005, of which $37.8 million will expire in 2006 and the remainder will expire in 2010. Foreign capital loss carryforwards of $22.1 million may be carried forward indefinitely. Additionally, we had foreign tax credit carryforwards of $21.8 million of which $15.6 million will begin to expire between 2010 and 2015 and the remaining $6.2 million will be utilized upon repatriation of foreign earnings. Tax effected state net operating loss, capital loss, foreign tax credit carryforwards and other foreign deferred tax assets of $44.5 million have been fully reserved in the deferred tax asset valuation allowance.

Cash paid for income taxes, net of amounts refunded, was $108.6 million in 2005, $102.2 million in 2004 and $84.6 million in 2003.

7.   SHAREHOLDERS’ EQUITY

Share-Based Awards.   Our shareholders have approved several stock option plans which provide that qualified and nonqualified options may be granted to officers and employees. Our Board of Directors has also approved a nonqualified stock option plan that cannot be used to grant shares to directors or executive officers. In addition, options remain outstanding under two plans from which no new grants may be made, one of which was approved by shareholders. In October 2004, the Board of Directors approved that authorized grants would only be made from shareholder approved plans, resulting in cancellation of shares previously available for future grants. All plans require that stock options be granted at exercise prices not less than market value on the date of grant. Generally, stock options vest over graded periods of up to three years based on service and expire ten years from the grant date. Certain of the plans also provide for awards of nonvested shares of our common stock that can be granted to executive officers, employees and directors. At December 31, 2005, there were 1.9 million shares available for future stock option grants and nonvested stock awards.

A summary of changes in outstanding options and the related weighted average exercise price per share is shown in the following table:

	2005		2004		2003
	Shares	Average Price	Shares	Average Price	Shares	Average Price
	(Shares in thousands)
Beginning balance, December 31,	9,484	$20.76	11,126	$19.65	10,554	$18.47
Granted (all at market price)	745	30.99	935	25.70	2,984	21.06
Cancelled	(89)	25.06	(270)	20.17	(738)	21.53
Exercised	(3,687)	33.78	(2,307)	17.47	(1,674)	13.93
Ending balance, December 31,	6,453	$22.68	9,484	$20.76	11,126	$19.65
Exercisable at end of year	5,309	$21.72	7,891	$20.16	9,076	$19.14

The following table summarizes information about stock options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
Range of exercise prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Shares in thousands)
$9.62 to $19.25	1,374	4.39	$15.56	1,356	$15.51
$19.25 to $21.11	1,403	6.23	20.82	1,184	20.77
$21.16 to $25.18	949	4.80	23.10	903	23.14
$25.50 to $25.68	1,529	6.50	25.54	1,439	25.53
$25.55 to $37.25	1,198	8.48	29.06	427	28.28
	6,453	6.11	$22.68	5,309	$21.72

Nonvested stock awards generally vest over a period between three to five years based on service. Compensation expense is recognized ratably over the applicable vesting period of the nonvested stock award. Nonvested stock expense of $8.2 million, $2.4 million and $3.7 million during the twelve months ended December 31, 2005, 2004 and 2003 was recorded in the accompanying Consolidated Statements of Income. For additional information about the impact of SFAS No. 123R on future compensation expense, see Note 1 of the Notes to Consolidated Financial Statements.

The following table summarizes information about nonvested stock grants during the twelve months ended December 31, 2005, 2004 and 2003:

Year		Number of Shares	Average Fair Value
2005	Grants	289,942	$32.28
	Cancellations	15,000	$29.12
2004	Grants	486,500	$25.86
	Cancellations	6,500	$25.60
2003	Grants	103,000	$20.84
	Cancellations	110,000	$20.62

Treasury Stock.   During the twelve months ended December 31, 2005, 2004 and 2003, we repurchased 4.2 million, 5.4 million and 4.1 million of our common shares through open market transactions at an aggregate investment of $144.0 million, $138.0 million and $94.9 million, respectively. The average price per share of the repurchases of our common stock was $34.45, $25.57 and $22.75 during the twelve months ended December 31, 2005, 2004 and 2003, respectively. In August 2004, the Board of Directors authorized an additional $250.0 million of share repurchases. At December 31, 2005, approximately $95 million remained available for future purchases from prior authorizations of our Board of Directors. On February 24, 2006, the Board of Directors authorized approximately $250 million for additional share repurchases under this program.

During 2005, we also issued 0.4 million shares of treasury stock in connection with one of our affiliate acquisitions. For additional information about our acquisitions, see Note 2 of the Notes to Consolidated Financial Statements.

Dividends.   In March 2005, we increased our quarterly dividend per share from $0.03 per share to $0.04 per share. In March 2004, we increased our quarterly dividend per share from $0.02 per share to $0.03 per share. We paid cash dividends of $20.2 million, $15.0 million and $11.3 million during the twelve months ended December 31, 2005, 2004 and 2003, respectively.

Rights Plan.   Our Board of Directors has adopted a shareholder rights plan designed to protect our shareholders against abusive takeover attempts and tactics. The rights plan operates to dilute the interests of any person or group attempting to take control of the Company if the attempt is not deemed by our Board of Directors to be in the best interests of our shareholders. Under the rights agreement, as originally adopted in October 1995 and amended and restated in October 2005, holders of our common stock were granted one right to purchase common stock (“Right”) for each outstanding share of common stock held of record on November 24, 1995. All newly issued shares of common stock since that date have been accompanied by a Right. The Rights will become exercisable and trade independently from our common stock if a person or group acquires or obtains the right to acquire 20% or more of Equifax’s outstanding shares of common stock, or commences a tender or exchange offer that would result in that person or group acquiring 20% or more of the outstanding common stock, in each case without the consent of our Board. In the event the Rights become exercisable, each holder (other than the acquiring person or group) will be entitled to purchase that number of shares of securities or other property of Equifax having a market value equal to two times the exercise price of the Right. If Equifax were acquired in a merger or other business combination, each Right would entitle its holder to purchase the number of the acquiring company’s common stock having a market value of two times the exercise price of the Right. In either case, our Board may choose to redeem the Rights for $0.01 per Right before they become exercisable. The Rights will expire on November 6, 2015, unless earlier redeemed, exchanged or amended by the Board.

8.   BENEFIT PLANS

We have defined benefit pension plans and defined contribution plans. Substantially all U.S., Canadian and U.K. employees participate in one or more of these plans. We also maintain certain health care and life insurance benefit plans for eligible retired employees. The measurement date for our defined benefit pension plans and other postretirement benefit plans is December 31st of each year.

Pension Benefits.   Pension benefits are provided through U.S. and Canadian defined benefit pension plans and two supplemental executive defined benefit pension plans.

U.S. and Canadian Retirement Plans.   Prior to January 1, 2005, we had one non-contributory qualified retirement plan covering most U.S. salaried employees (the U.S. Retirement Income Plan, or “USRIP”) and a defined benefit plan for most salaried employees in Canada (the Canadian Retirement Income Plan, or “CRIP”). Benefits of both plans are primarily a function of salary and years of service.

On January 1, 2005, we separated the USRIP into two defined benefit plans subject to the Employee Retirement Income Security Act (“ERISA”). The new plan, the Equifax Inc. Pension Plan (“EIPP”), was funded in January 2005 with the transfer of $17.0 million of assets from the USRIP and a company contribution of $20.0 million. In November 2005, an additional $30.1 million of plan assets were transferred from the USRIP to the EIPP. The EIPP covers all active employee participants of Equifax as of January 1, 2005, and the USRIP covers all inactive retired and vested participants as of that date. Inactive participants constituted approximately 85% of total participants prior to the separation. The benefits of participants in both plans were unaffected by the separation. The two groups of participants—active and inactive—had projected patterns of actuarial liabilities which were markedly different, due to the demographic differences between the two populations. The two plans will have separate assumed rates of return and separate asset allocation strategies, which will allow us to more effectively fund our pension liabilities. Additionally, the assets of one plan will not be available to fund the liabilities of the other plan. The CRIP was not impacted by the separation of the USRIP.

At December 31, 2005, the USRIP and the EIPP met or exceeded ERISA’s minimum funding requirements. We do not expect to have to make any minimum funding contributions under ERISA for 2006 with respect to the USRIP or the EIPP based on applicable law as currently in effect. In January 2006, however, we made a discretionary contribution of $20.0 million to the EIPP.

The annual report produced by our consulting actuaries specifies the funding requirements for our plans, based on projected benefits for plan participants, historical investment results on plan assets, current discount rates for liabilities, assumptions for future demographic developments and investment performance and recent changes in statutory requirements. We may elect to make additional discretionary contributions to our plans in excess of minimum funding requirements, subject to statutory limitations.

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

Obligations and Funded Status.

A reconciliation of the benefit obligations, plan assets and funded status of the plans is as follows:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
	(In millions)
Change in benefit obligation
Benefit obligation at January 1,	$551.5	$514.4	$27.2	$24.2
Service cost	7.7	7.3	0.4	0.4
Interest cost	31.8	31.3	1.6	1.6
Plan participants’ contributions	—	—	0.9	—
Amendments	3.5	6.2	—	2.3
Actuarial loss	19.3	24.7	4.0	1.3
Foreign currency exchange rate changes	1.3	2.5	—	—
Benefits paid	(35.4)	(34.9)	(3.9)	(2.6)
Benefit obligation at December 31,	579.7	551.5	30.2	27.2
Change in plan assets
Fair value of plan assets at January 1,	483.2	438.6	12.3	9.0
Actual return on plan assets	57.7	54.0	1.5	1.3
Employer contributions	22.3	22.3	3.0	2.0
Plan participants’ contributions	—	—	0.9	—
Foreign currency exchange rate changes	1.6	3.2	—	—
Benefits paid	(35.4)	(34.9)	(3.9)	—
Fair value of plan assets at December 31,	529.4	483.2	13.8	12.3
Funded status of plan	(50.3)	(68.3)	(16.4)	(14.9)
Unrecognized prior service cost	5.2	6.4	4.1	4.8
Unrecognized actuarial loss	207.7	213.6	4.5	0.9
Prepaid (accrued) benefit cost	$162.6	$151.7	$(7.8)	$(9.2)
Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$183.7	$18.2	$—	$—
Accrued benefit liability	(50.9)	(60.7)	(7.8)	(9.2)
Intangible asset	3.1	6.0	—	—
Accumulated other comprehensive loss	26.7	188.2	—	—
Net amount recognized	$162.6	$151.7	$(7.8)	$(9.2)

The accumulated benefit obligation for the USRIP, EIPP, CRIP and Supplemental Retirement Plans was $556.2 million and $530.4 million at December 31, 2005 and 2004, respectively.

At December 31, 2005, the EIPP and the Supplemental Retirement Plans have projected benefit obligations and accumulated benefit obligations in excess of those plans’ respective assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these plans were $141.0 million, $123.5 million and $72.6 million, respectively, at December 31, 2005.

At December 31, 2004, the USRIP and the Supplemental Retirement Plans have projected benefit obligations and accumulated benefit obligations in excess of those plans’ respective assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these plans were $515.4 million, $499.1 million and $438.4 million, respectively, at December 31, 2004.

At December 31, 2005, the USRIP has an accumulated benefit obligation and a projected benefit obligation of $395.0 million, both of which are less than the plan’s assets of $408.0 million. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” we were required to recognize a prepaid pension asset of $165.6 million as a result of the USRIP being overfunded at December 31, 2005. This resulted in a significant decrease to our minimum pension liability recorded in accumulated other comprehensive loss at December 31, 2005. Other comprehensive income includes a decrease of $161.5 million, pre-tax, and $2.6 million, pre-tax, in the minimum pension liability for the twelve months ended December 31, 2005 and 2004, respectively.

Components of Net Periodic Benefit Cost.

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
	(In millions)
Service cost	$7.7	$7.3	$6.0	$0.4	$0.4	$0.6
Interest cost	31.8	31.3	31.0	1.6	1.6	1.7
Expected return on plan assets	(40.5)	(43.8)	(43.7)	(1.0)	(0.9)	(0.5)
Amortization of prior service cost	4.7	0.5	0.1	0.6	0.7	(0.1)
Recognized actuarial loss	8.3	14.0	4.8	—	—	0.5
Total net periodic benefit cost (income)	$12.0	$9.3	$(1.8)	$1.6	$1.8	$2.2

Weighted-Average Assumptions.

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Weighted-average assumption to determine benefit obligations at December 31,
Discount rate	5.68%	5.92%	5.58%	5.92%
Rate of compensation increase	4.28%	4.34%	N/A	N/A

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
Weighted-average assumption to determine net periodic benefit cost at December 31,
Discount rate	5.90%	6.25%	6.75%	5.92%	6.25%	6.75%
Expected return on plan assets	7.98%	8.68%	8.75%	8.00%	8.75%	8.75%
Rate of compensation increase	4.34%	4.25%	4.25%	N/A	N/A	N/A

The calculation of the net periodic benefit cost for the USRIP, EIPP and CRIP utilize a market-related value of assets. The market-related value of assets recognizes the difference between actual returns and expected returns over five years at a rate of 20% per year.

An initial 11.0% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2006. The rate was assumed to decrease gradually to an ultimate rate of 5.0% by 2010. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
	(In millions)
Effect on total service and interest cost components	$0.2	$(0.1)
Effect on accumulated postretirement benefit obligation	$2.4	$(2.1)

We estimate that the future benefits payable for our retirement and postretirement plans are as follows at December 31, 2005:

	U.S. Defined	Non-U.S. Defined	Other
	Benefit Plans	Benefit Plans	Benefit Plans
	(In millions)
Years ending December 31,
2006	$34.1	$2.1	$3.4
2007	$34.1	$2.1	$3.6
2008	$34.6	$2.1	$3.7
2009	$34.8	$2.1	$3.8
2010	$34.8	$2.1	$3.7
Next five fiscal years to December 31, 2015	$180.4	$10.7	$15.5

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As provided for in the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, the other postretirement benefit obligation and postretirement benefit expense recognized through December 31, 2005 includes the expected favorable impact of the federal subsidy and other provisions. Our postretirement benefit obligations reflect that we will recognize the 28% subsidy for post-age 65 drug coverage as an offset to healthcare plan costs. The reduction in obligations due to the subsidy is reflected as an unrecognized net gain to the plan. The gain was reflected in net periodic benefit cost for the first time in 2004. For current and future retirees, the 28% subsidy is expected to reduce our prescription drug plan costs by $529 per individual in 2006. This amount is expected to increase by the valuation trend rates, which have been updated for the impact of final regulations issued in January 2005. We have determined that our prescription drug plan provides a benefit that is at least actuarially equivalent to the Medicare prescription drug plan. We do not expect our Medicare Part D reimbursements in future years to be material.

USRIP and EIPP (the “Plans”) Investment and Asset Allocation Strategies.

The primary goal of the asset allocation strategy of the Plans is to produce a total investment return, employing the lowest possible level of financial risk, which will: (1) satisfy annual cash benefits payments to the Plans’ participants and (2) maintain and increase the total market value of the Plans, after cash benefits payments, on a real (inflation adjusted) basis. Maximization of total investment return is not, taken in isolation, a goal of the asset allocation strategies of the Plans. Return maximization is pursued subject to the asset allocation risk control constraints noted previously. The Plan’s investment managers are required to abide by the provisions of ERISA. Standards of performance for each manager include an expected return versus an assigned benchmark, a measure of volatility, and a time period of evaluation.

The Plans’ asset allocation strategies are determined based upon guidelines provided by our external advisor. This forecasting process takes into account projected investment returns by asset category, the correlation among those returns, the standard deviation of those returns and the future pattern of actuarial liabilities to which the plan is obligated. Asset/liability forecasting is conducted at regular intervals during the year, as needed, utilizing input from our in-house and external consulting actuaries, and our external investment advisor. All of the Plans’ asset targets and ranges are approved by in-house Plan Administrators, who are Named Fiduciaries under ERISA. Investment recommendations are made by our external advisor, working in conjunction with our in-house Investment Officer, who is also an ERISA Named Fiduciary. The 8.00% and 8.25% expected return on plan assets assumption for the Plans, respectively, in 2005 is based on the 50th percentile return from our asset/liability forecasting process.

The Plans, in an effort to meet their asset allocation objectives, utilize a variety of asset classes which have historically produced returns which are relatively uncorrelated to those of the S&P 500. Asset classes included in this category are alternative assets (hedge funds-of-funds), venture capital (including secondary private equity) and real estate. The primary benefits to the Plans of using these types of asset classes are: (1) their non-correlated returns reduce the overall volatility of the Plans’ portfolio of assets, and (2) they produce superior risk-adjusted returns. Additionally, the Plans allow certain of their managers, subject to specific risk constraints, to utilize derivative instruments, in order to enhance asset return, reduce volatility or both. Derivatives are primarily employed by the Plans in their fixed income portfolios and in the hedge fund-of-funds area.

The Plans are prohibited from investing additional amounts in Equifax stock once the market value of stock held by each plan exceeds 10% of the total market value of each plan. At December 31, 2005 and 2004, the USRIP’s assets included 1.7 million and 1.8 million shares, respectively, of Equifax common stock, with a market value of $63.0 million and $49.6 million, respectively. At December 31, 2005, the EIPP’s assets included 0.1 million shares of Equifax common stock, with a market value of $4.0 million. Not more than 5% of the portfolio (at cost) shall be invested in the securities of any one issuer with the exception of Equifax common stock, and U.S. Treasury and Government Agency securities.

The following USRIP and EIPP asset allocation ranges, targets and actual allocations were in effect as of December 31, 2005 and 2004 (EIPP began on January 1, 2005):

			Actual
	Target	Range	2005	2004
Large-Cap Equity	25%	20%-35%	22.8%-33.1%	20.5%
Mid-Cap Equity	10%	5%-15%	7.7%-19.2%	10.3%
Small-Cap Equity	8%	5%-15%	9.4%-11.8%	14.7%
International Equity	12%	6%-18%	17.7%-18.1%	15.8%
Hedge Fund of Funds	15%	5%-20%	6.9%-17.7%	15.8%
Venture Capital	10%	5%-15%	4.8%- 6.7%	5.7%
Real Estate	5%	0%-12%	2.8%- 3.3%	3.5%
Fixed Income	15%	10%-35%	5.7%-11.6%	12.8%
Cash	minimal	0%- 2%	0%- 0.7%	0.9%

CRIP Investment and Asset Allocation Strategies

The Pension Committee of the CRIP has retained a manager of the investments of the assets of that plan, who has the discretion to invest in various asset classes with the care, skill, and diligence expected of professional prudence. The CRIP has a separate custodian of those assets, which are held in various segregated pooled funds. The Pension Committee maintains an investment policy for the CRIP, which imposes certain limitations and restrictions on types of investments allowable for it. The current investment policy imposes those restrictions on investments or transactions such as (1) Equifax common stock or securities, except as might be incidental to any pooled funds which the plan may have, (2) commodities or loans, (3) short sales and the use of margin accounts, (4) put and call options, (5) private placements and (6) transactions which are “party related” in nature as specified by the Canadian Pension Benefits Standards Act and its regulations.

Each pooled fund is associated with an asset classification, which has a primary investment objective. The objective for each asset class is related to a standard investment index and relates to a period of four-years. The following includes the objectives for each of the current five asset classes:

Asset Class	Four-Year Objective
Canadian Equities	S&P/TSX Composite Total Return Index plus 1.5%
U.S. Equities	S&P 500 Total Return Index plus 1.5% (Canadian $)
International Equities	MSCI EAFE Total Return Index plus 1.5% (Canadian $)
Fixed Income	Scotia Capital Universe Bond Index plus 0.5%
Money Market	Scotia Capital 91-Day Treasury Bill Index plus 0.3%

The plan’s manager derives its investment return projections using several criteria. The determination of projected inflation is necessary to apply the premium to compute the nominal return for each asset class. The risk premium is based on historical studies of capital markets. The real return expectations for the various assets classes are based on historical relationships that acknowledge the risk premium inherent among the various asset classes. Then the nominal return computed as described above is adjusted for various market and economic factors, including the status of the economic cycle, currency issues, the direction of interest rates, and price/earnings multiples. Next, specific time-weighted return targets are set for the total fund, based on a benchmark portfolio return. The Pension Committee expects the investment manager to exceed that return by a predetermined value over a predetermined period.

The following specifies the asset allocation ranges, targets, and actual allocation as of December 31, 2005 and 2004:

			Actual	Actual
	Target	Range	2005	2004
Equity Canada	40%	30%-50%	39.3%	40.9%
Equity U.S.	19%	9%-29%	20.5%	18.6%
International Equity	9%	0%-19%	11.4%	10.5%
Fixed Income	30%	2%-40%	28.1%	29.3%
Money Market	2%	0%-10%	0.7%	0.7%

The investment goal is to achieve the composite return calculated based on the above benchmark allocation plus 1% over successive four-year periods. An additional objective is to provide a real rate of return of 3.0% when compared with the Canadian Consumer Price Index, also over successive four-year periods. The actual investment returns for the CRIP were 11.7% for 2005 and 9.0% for 2004.

Foreign Retirement Plans.   We also maintain defined contribution plans for certain employees in the U.K. and Canada. For the years ended December 31, 2005, 2004 and 2003, our expenses related to these plans were not material.

U.S. Employee Retirement Savings Plan.   Our U.S. employee retirement savings plan provides for annual contributions by us, within specified ranges, determined at the discretion of the Group Plans Administrative Committee, for the benefit of eligible employees in the form of units of Equifax common stock. Employees may transfer all or a part of these Equifax common stock investments into other available investments within the plan, at any time. Our matching contributions are expensed. Expenses for these plans were $3.8 million, $3.2 million and $3.1 million for the twelve months ended December 31, 2005, 2004 and 2003, respectively.

Long-Term Incentive Plan.   We have a Key Management Long-Term Incentive Plan for certain key officers that provides for annual or long-term cash awards at the end of various measurement periods based on the earnings per share and/or various other criteria over the measurement period.

9.   SALE OF INVESTMENT IN INTERSECTIONS INC. (“INTERSECTIONS”)

On May 5, 2004, Equifax, through its wholly-owned subsidiary CD Holdings, Inc. (“CD Holdings”), completed the sale of 3,755,792 shares of common stock it owned in Intersections Inc., a provider of identity theft protection and credit management services, in an underwritten public offering of common stock for net proceeds of $59.4 million. Immediately prior to the public offering, CD Holdings converted a $20.0 million senior secured convertible note issued to it by Intersections in November 2001 into 3,755,792 shares of Intersections common stock, or approximately 26.9% of Intersections’ outstanding common stock. The book value of our investment in Intersections was $22.3 million, including accrued interest of $2.3 million. In 2004, we recorded a gain of $23.0 million, net of income taxes of $13.8 million, or $0.17 per diluted share.

10.   RESTRUCTURING AND IMPAIRMENT CHARGES

In 2003, we recorded restructuring and impairment charges of $30.6 million in our Consolidated Statements of Income, $25.9 million ($16.3 million after tax, or $0.12 per diluted share) of which related to our eMarketing business within our Marketing Services operating segment. The asset impairment charges, which totaled $22.6 million, reflected our write-down of amortizable intangible assets, indefinite lived intangible assets and fixed assets of our eMarketing business. The impairment charge was determined in a similar manner as described below for the 2004 impairment charge. The restructuring charges related to our eMarketing business, which totaled $3.3 million at December 31, 2003, were associated with reducing headcount, consolidating multiple locations and eliminating our bulk e-mail product. The restructuring reserve balance at December 31, 2005 was zero and the activity during the periods presented was not material.

In 2004, we determined that continued difficulties with our eMarketing operations indicated that certain remaining assets may not be fully recoverable. Subsequently, we estimated their recoverability using undiscounted future cash flows from the use and eventual disposition of the related eMarketing long-lived asset. The carrying value of the asset exceeded the estimated undiscounted future cash flows and an impairment loss was recorded based on the amount by which the asset’s carrying amount exceeded its estimated fair value. We estimated the fair value of the asset by discounting the present value of the future cash flows of the asset. We recorded asset impairment and related charges of $2.4 million ($1.5 million after tax, or $0.01 per diluted share) in restructuring and impairment charges on our Consolidated Statements of Income, of which $1.4 million related to purchased data files and $1.0 million was associated with other assets.

11.   DISCONTINUED OPERATIONS

In 2002, we made the decision to exit our commercial services business in Spain in our Europe segment. During 2003 and the first six months of 2004, this business component remained as held for sale. We completed the sale and final disposition of the business and recorded a $0.5 million gain in the third quarter of 2004, of which $1.7 million related to the recognition of a cumulative translation adjustment loss into income. In accordance with SFAS No. 144, the assets, liabilities and results of operations and cash flows of the Spain commercial business for 2004 and 2003 were classified as discontinued operations. For 2004 and 2003, revenues for this business component were $1.3 million and $8.6 million, respectively. We had a $0.1 million gain, net of tax, on discontinued operations in 2004 and a $13.6 million loss, net of tax, on discontinued operations in 2003. Included in the 2003 losses was an estimated loss on disposal of $8.6 million recorded in the second and fourth quarters of 2003.

After incurring losses in each of the last four years, we decided to sell our Italian operations, which were formerly included in our Europe segment, in 2004. In accordance with SFAS No. 144, the net assets, results of operations and cash flows of the Italian business for 2004 and 2003 were classified as discontinued operations. For 2004 and 2003, revenues for this business component were $11.4 million and $14.7 million, respectively. We recorded an impairment charge of $5.3 million, pre-tax, related to the write-down of purchased data during the second quarter of 2004. We had a $2.7 million and $2.2 million loss, net of tax, on discontinued operations in 2004 and 2003, respectively. We recorded a gain on the sale of $2.6 million during the fourth quarter of 2004, of which $5.7 million related to the recognition of a cumulative translation adjustment gain into income.

The assets and liabilities related to the discontinued operations were not material at December 31, 2004. There were no such assets or liabilities at December 31, 2005.

On February 15, 2006, the SEC staff provided guidance related to the presentation of discontinued operations within the statement of cash flows. The SEC staff indicated that the presentation should report operating, investing and financing cash flows from discontinued operations by category, not as a single amount. Our cash provided by discontinued operations for the twelve months ended December 31, 2004 and 2003, primarily consists of cash provided by operating activities. For those same periods, cash used in investing activities from discontinued operations was not material and there were no cash flows related to financing activities associated with our discontinued operations.

12.   RELATED PARTY TRANSACTIONS

SunTrust Banks, Inc. (“SunTrust”)

We consider SunTrust a related party because L. Phillip Humann, a member of our Board of Directors, is the Chairman and Chief Executive Officer of SunTrust, and Larry L. Prince, member of our Board of Directors, is a director of SunTrust. Our relationships with SunTrust are described more fully as follows:

•  We paid SunTrust $3.2 million, $2.8 million and $2.4 million, respectively, during the twelve months ended December 31, 2005, 2004 and 2003 for services such as lending, foreign exchange, debt underwriting, cash management, trust, investment management, acquisition valuation, and shareholder services relationships.

•  We also provide credit management services to SunTrust, as a customer, from whom we recognized revenue of $3.9 million, $4.3 million and $2.9 million, respectively, during the twelve months ended December 31, 2005, 2004 and 2003.

•  On August 20, 2004, we entered into a five-year $500.0 million senior unsecured revolving credit agreement with a group of banks, of which SunTrust is committed to $92.5 million. At December 31, 2005, SunTrust’s portion of the outstanding borrowings under this facility totaled $12.0 million. At December 31, 2004, no borrowings were outstanding under this credit facility.

•  SunTrust extends financing in the form of an amortizing term loan to a leveraged real estate limited partnership, which owns our Atlanta data center located in Alpharetta, Georgia where we are the primary operating lease tenant. An unrelated bank leasing company is the equity owner of this partnership. Although this term loan is considered to be non-recourse financing to Equifax, SunTrust is dependent on the operating lease payments made by us to the partnership to service interest expense and amortize principal on the term loan’s debt. As of December 31, 2005 and 2004, $18.8 million and $21.5 million, respectively, were outstanding under this agreement.

•  SunTrust provides the $29.0 million synthetic lease facility related to our Atlanta corporate headquarters building. As of December 31, 2005 and 2004, the amount of this facility was $29.0 million. For additional information about this lease, see Note 5 of the Notes to Consolidated Financial Statements.

•  SunTrust provides investment management services for our USRIP through two of its subsidiaries, Trusco Capital and the Lighthouse Group. As of December 31, 2005 and 2004, a total of $49.3 million and $48.4 million, respectively, of USRIP assets were managed by these two subsidiaries of SunTrust.

•  During 2004, SunTrust was the counterparty on $90.0 million, notional value, of interest rate swaps with us. These interest rate swaps expired in July 2005.

Bank of America, N.A. (“B of A”)

We consider B of A a related party because Jacquelyn M. Ward, a member of our Board of Directors, is also a director of B of A. Our relationships with B of A are described more fully as follows:

•  We provide credit management services to B of A, as a customer, from whom we recognized revenue of $26.6 million, $18.3 million and $15.3 million, respectively, during the twelve months ended December 31, 2005, 2004 and 2003. The corresponding outstanding accounts receivable balances due from B of A at December 31, 2005 and 2004 were $4.1 million and $2.0 million, respectively.

•  As referenced above under SunTrust, we entered into a five-year $500.0 million senior unsecured revolving credit agreement with a group of banks, of which B of A is committed to $92.5 million. Banc of America Securities LLC, a subsidiary of Bank of America Corporation, served as a joint lead arranger of the facility. At December 31, 2005, B of A’s portion of the outstanding borrowings under this facility totaled $12.0 million. At December 31, 2004, no borrowings were outstanding under this credit facility.

•  B of A extends an uncommitted $25.0 million working capital line of credit to Equifax. The facility is cancelable at the discretion of either party. The uncommitted working capital line, at December 31, 2005, had outstanding balances of $4.2 million. There were no outstanding borrowings at December 31, 2004.

•  Bank of America Corporation provides investment management services for the USRIP and EIPP through its subsidiary, Bank of America Capital Advisors, LLC. At December 31, 2005 and 2004, a total of $7.6 million and $5.2 million, respectively, of USRIP and EIPP assets were managed by this subsidiary.

•  At December 31, 2005 and 2004, B of A was the counterparty on $29 million and $124.0 million, respectively, notional value, of interest rate swaps with us.

Certegy, Inc. (“Certegy”)

We consider Certegy a related party because Lee A. Kennedy, one of our directors, was Chairman and Chief Executive Officer of Certegy. On February 1, 2006, he became Chief Executive Officer of Fidelity National Information Services, Inc., following its merger with Certegy.

We sell telecommunication credit information reports and customer portfolio reviews to Certegy. Revenue from Certegy, as a customer, for credit disclosure reports and portfolio reviews was not material during the twelve months ended December 31, 2005, 2004 and 2003. In addition, Certegy provides customer invoice and disclosure notification printing and mailing services to us. Amounts paid to Certegy for fulfillment services were $10.0 million, $9.2 million and $3.7 million for the twelve months ended December 31, 2005, 2004 and 2003, respectively.

13.   SEGMENT INFORMATION

We manage our business and report our financial results through the following three reportable segments:

•       North America

•       Europe

•       Latin America

The North America reportable segment consists of three operating segments, which we have aggregated in determining our reportable segments:

•       Information Services

•       Marketing Services

•       Personal Solutions

The Europe and Latin America reportable segments include similar product lines.

We also separately disclose the financial information pertaining to our discontinued operations. The accounting policies of the reportable segments are the same as those described in our summary of significant accounting policies (see Note 1 of the Notes to Consolidated Financial Statements). We evaluate the performance of these reportable segments based on their operating revenues, operating income and operating margins, excluding any unusual or infrequent items, if any. Inter-segment sales and transfers are not material for all periods presented. The measurement criteria for segment profit or loss and segment assets are substantially the same for each reportable segment. All transactions between segments are accounted for at cost, and no timing differences occur between segments.

A summary of segment products and services is as follows:

North America.   Information Services, which includes consumer and commercial services (such as credit information and credit scoring, credit modeling services, locate services, fraud detection and prevention services, mortgage loan origination information services, identity verification services and other consulting services); Marketing Services, which includes credit card marketing services and consumer demographic and lifestyle information services; and Personal Solutions, which includes credit monitoring and identity theft protection products sold directly to individuals.

Europe.   Information Services, which includes consumer and commercial services (such as credit and financial information, credit scoring and credit modeling services), Credit Marketing Services and Personal Solutions. The operating results for our Italian businesses that were disposed of in the fourth quarter of 2004 have been reclassified to loss from discontinued operations and are not included in Europe’s reported segment results as shown below.

Latin America.   Information Services, which includes consumer and commercial services (such as credit and financial information, credit scoring and credit modeling services), Credit Marketing Services and Personal Solutions.

Segment information for 2005, 2004 and 2003 is as follows:

	Twelve Months Ended December 31,
	2005	2004	2003
	(In millions)
Operating Revenue
North America
Information Services	$806.3	$707.1	$679.8
Marketing Services	253.7	236.1	265.7
Personal Solutions	114.7	96.1	69.5
North America	1,174.7	1,039.3	1,015.0
Europe	142.0	142.0	115.8
Latin America	126.7	91.5	79.9
	$1,443.4	$1,272.8	$1,210.7

	2005	2004	2003
	(In millions)
Operating Income (Loss)
North America
Information Services	$345.5	$299.5	$296.9
Marketing Services	85.2	74.4	48.8
Marketing Services restructuring and impairment charges	—	(2.4)	(30.6)
Marketing Services, net	85.2	72.0	18.2
Personal Solutions	13.5	17.6	9.2
North America	444.2	389.1	324.3
Europe	33.4	30.0	22.9
Latin America	33.3	17.0	20.0
General Corporate Expense	(88.9)	(60.3)	(53.0)
	$422.0	$375.8	$314.2

	December 31,
	2005	2004
	(In millions)
Total Assets
North America	$1,207.0	$1,092.2
Europe	162.8	182.3
Latin America	239.4	214.5
General Corporate	222.3	67.8
	1,831.5	1,556.8
Discontinued operations	—	0.4
	$1,831.5	$1,557.2

	December 31,
	2005	2004
	(In millions)
Total Net Assets
North America	$865.6	$922.4
Europe	137.1	146.1
Latin America	200.5	180.9
General Corporate	(382.9)	(726.0)
	820.3	523.4
Discontinued operations	—	0.2
	$820.3	$523.6

	Twelve Months Ended December 31,
	2005	2004	2003
	(In millions)
Depreciation and amortization
North America	$58.9	$54.6	$66.0
Europe	5.7	10.2	10.6
Latin America	7.5	6.8	5.5
General Corporate Expense	10.1	7.1	8.3
	$82.2	$78.7	$90.4

	2005	2004	2003
	(In millions)
Capital expenditures (excluding property & equipment & other assets acquired in acquisitions)
North America	$33.6	$37.6	$41.0
Europe	6.2	4.7	6.2
Latin America	1.9	2.5	5.3
General Corporate	4.5	2.7	0.2
	$46.2	$47.5	$52.7

Financial information by geographic area is as follows:

	Twelve Months Ended December 31,
	2005		2004		2003
	Amount	%	Amount	%	Amount	%
	(In millions)
Operating Revenue (based on location of customer)
U.S.	$1,063.9	73%	$940.3	74%	$924.1	76%
Canada	110.8	8%	99.0	8%	90.9	8%
U.K.	124.3	9%	124.3	10%	101.6	8%
Brazil	67.4	5%	47.3	4%	45.9	4%
Other	77.0	5%	61.9	5%	48.2	4%
	$1,443.4	100%	$1,272.8	100%*	$1,210.7	100%

*       does not total due to rounding

	December 31,
	2005		2004
	Amount	%	Amount	%
	(In millions)
Long-lived assets of continuing operations
U.S.	$1,104.4	71%	$812.2	65%
Canada	129.8	8%	126.7	10%
U.K.	111.8	7%	122.5	10%
Brazil	131.8	9%	118.8	9%
Other	73.3	5%	77.4	6%
	$1,551.1	100%	$1,257.6	100%

14.   QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2005 and 2004 are as follows:

2005	First	Second	Third	Fourth
	(In millions, except per share data)
Operating revenue	$343.4	$363.4	$375.3	$361.3
Operating income	$102.0	$106.7	$107.3	$106.0
Income from continuing operations	$58.6	$62.6	$62.5	$62.8
Net income	$58.6	$62.6	$62.5	$62.8
Per common share (basic):*
Income from continuing operations	$0.45	$0.48	$0.48	$0.48
Net income	$0.45	$0.48	$0.48	$0.48
Per common share (diluted):*
Income from continuing operations	$0.44	$0.47	$0.47	$0.48
Net income	$0.44	$0.47	$0.47	$0.48

2004	First	Second	Third	Fourth
Operating revenue	$309.9	$315.4	$319.9	$327.6
Operating income	$88.4	$92.0	$95.7	$99.7
Income from continuing operations	$51.8	$77.0	$53.3	$55.2
Discontinued operations	$(1.0)	$(3.8)	$(0.1)	$2.3
Net income	$50.8	$73.2	$53.2	$57.5
Per common share (basic):*
Income from continuing operations	$0.40	$0.59	$0.41	$0.43
Net income	$0.39	$0.56	$0.40	$0.44
Per common share (diluted):*
Income from continuing operations	$0.38	$0.58	$0.40	$0.42
Net income	$0.38	$0.55	$0.40	$0.43

*       The sum of the quarterly EPS may not equal the annual EPS due to changes in the weighted average shares outstanding between periods.

The comparability of our quarterly financial results during 2005 and 2004 were impacted by certain events, as follows:

•        In May 2004, we recorded a gain related to the sale of our investment in Intersections. For additional information about this gain, see Note 9 of the Notes to the Consolidated Financial Statements.

•        In the 2004 quarterly financial results above, amounts related to Italy and Spain have been reclassified to discontinued operations. For additional information about the discontinued operations, see Note 11 of the Notes to the Consolidated Financial Statements.

•        During 2004 and 2005, we made several acquisitions, including APPRO and BeNow in 2005. For additional information about these acquisitions, see Note 2 of the Notes to the Consolidated Financial Statements.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of December 31, 2005.

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

There were no changes in Equifax’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during Equifax’s fourth fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, Equifax’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This report is included in Item 8 on page 51 and is incorporated by reference.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

This report is included in Item 8 on page 52 and is incorporated by reference.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 10 of Part III regarding our directors and nominees is included in the sections captioned “Corporate Governance and Board Information” in our definitive Proxy Statement (“2006 Proxy Statement”) relating to the Annual Meeting of Shareholders to be held on May 17, 2006, to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2005, and is incorporated herein by reference.

Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business—Executive Officers of the Registrant.”

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is included in the section of our 2006 Proxy Statement captioned “Common Stock Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Equifax’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including our Chief Executive Officer, our Chief Financial Officer, and our Controller and Principal Accounting Officer. You can find our Code of Ethics and Business Conduct on our internet site, www.equifax.com/corp/aboutefx/ethics/governance.shtml .. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange (“NYSE”), on our internet site.

Because our common stock is listed on the NYSE, our Chief Executive Officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by Equifax of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE as of June 13, 2005. In addition, Equifax has filed, as exhibits to this Annual Report on Form 10-K, the certifications of its Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of Equifax’s public disclosure.

ITEM 11.         EXECUTIVE COMPENSATION

Information required by Item 11 of Part III is included in the sections of our 2006 Proxy Statement captioned “Corporate Governance and Board Information—Director Compensation” and “Executive Compensation,” and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of Part III is included in the sections of our 2006 Proxy Statement captioned “Executive Compensation—Securities Authorized for Issuance under Equity Compensation Plans” and “Common Stock Ownership by of Certain Beneficial Owners and Management—Directors, Nominees and Executive Officers,” and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 of Part III is included in the section of our 2006 Proxy Statement captioned “Independent Auditors’ Fees” and is incorporated herein by reference.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           List of Documents Filed as a Part of This Report:

(1)         Financial Statements.   The following financial statements are included in Item 8 of Part II:

•        Consolidated Balance Sheets—December 31, 2005 and 2004;

•        Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003;

•        Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003;

•        Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003;

•        Notes to Consolidated Financial Statements; and

•        Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements.

(2)         Financial Statement Schedules.

•        Schedule II—Valuation and Qualifying Accounts

(3)         Exhibits.   A list of the exhibits required to be filed as part of this Report by Item 601 of Regulation S-K is set forth in the Exhibit Index on page 98 of this Form 10-K, which immediately precedes such exhibits, and is incorporated herein by reference.

(b)          Exhibits.   See Item 15(a)(3).

(c)           Financial Statement Schedules.   See Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2006.

EQUIFAX INC.
(Registrant)
By:	/s/ RICHARD F. SMITH
Richard F. Smith
Chairman and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 2, 2006.

/s/ RICHARD F. SMITH
Richard F. Smith, Chairman and Chief Executive Officer
/s/ DONALD T. HEROMAN
Donald T. Heroman, Corporate Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ NUALA M. KING
Nuala M. King, Vice President and Corporate Controller (Principal Accounting Officer)
/s/ CHARLES G. BETTY
Charles G. Betty, Director
/s/ JOHN L. CLENDENIN
John L. Clendenin, Director
/s/ JAMES E. COPELAND
James E. Copeland, Jr., Director

/s/ A. W. DAHLBERG
A. W. Dahlberg, Director
/s/ L. PHILLIP HUMANN
L. Phillip Humann, Director
/s/ LEE A. KENNEDY
Lee A. Kennedy, Director
/s/ LARRY L. PRINCE
Larry L. Prince, Director
/s/ D. RAYMOND RIDDLE
D. Raymond Riddle, Director
/s/ JACQUELYN M. WARD
Jacquelyn M. Ward, Director

2005 Form 10-K

EXHIBIT INDEX

Exhibit Number	Description
Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1

Agreement and Plan of Merger dated as of February 3, 2005 between Equifax Inc. and APPRO Systems, Inc. including a schedule of omitted exhibits. Equifax agrees to furnish to the SEC, upon request, a copy of each exhibit to this Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 to Equifax’s Form 10-K filed March 16, 2005).

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
Instruments Defining the Rights of Security Holders, Including Indentures
4.1

Amended and Restated Rights Agreement, dated as of October 14, 2005, between Equifax Inc. and SunTrust Bank, as Rights Agent, which includes as Exhibit A the form of Rights Certificate and as Exhibit B the Summary of Rights (incorporated by reference to Exhibit 4.1 to Equifax’s Form 8-K filed on October 18, 2005).

4.2

Form of Indenture dated as of June 29, 1998 between Equifax Inc. and The First National Bank of Chicago, Trustee (under which Equifax’s 6.3% Notes due 2005 and 6.9% Debentures due 2028 were issued) (incorporated by reference to Exhibit 4.4 to Equifax’s Form 10-K filed March 31, 1999).

4.3

Indenture dated as of October 29, 2002 between Equifax Inc. and The Bank of New York, Trustee, relating to Equifax’s 4.95% Notes due November 1, 2007 (incorporated by reference to Exhibit 99.3 to Equifax’s Form 10-Q filed November 12, 2002).

4.4

Credit Agreement dated as of August 20, 2004 among Equifax Inc., Equifax PLC, the Lenders named therein and SunTrust Bank as Administrative Agent (incorporated by reference to Exhibit 4.1 to Equifax’s Form 8-K filed August 20, 2004).

Except as set forth in the preceding Exhibits 4.1 through 4.4, instruments defining the rights of holders of long-term debt securities of Equifax have been omitted where the total amount of securities authorized does not exceed 10% of the total assets of Equifax Inc. and its subsidiaries on a consolidated basis. Equifax agrees to furnish to the SEC, upon request, a copy of such instruments with respect to issuances of long-term debt of Equifax and its subsidiaries.

Management Contracts and Compensatory Plans or Arrangements
10.1	Equifax Inc. 1988 Performance Share Plan for Officers, as amended (incorporated by reference to Exhibit 10.1 to Equifax’s Form 10-K filed March 31, 1998).
10.2	Equifax Inc. 1997 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Equifax’s Form 10-K filed March 31, 1998).
10.3	Equifax Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to Equifax’s Form 10-K filed March 31, 1998).
10.4	Form of Tier 1 Change in Control Agreement (incorporated by reference to Exhibit 10.4 to Equifax’s Form 10-K filed March 16, 2005).

10.5	Form of Tier 2 Change in Control Agreement (incorporated by reference to Exhibit 10.5 to Equifax’s Form 10-K filed March 16, 2005).
10.6	Equifax Inc. Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to Equifax’s Form 10-K filed March 31, 1998).
10.7	Equifax Inc. Non-Employee Director Stock Option Plan and Form of Non-Employee Director Stock Option Agreement (incorporated by reference to Exhibit 10.16 to Equifax’s Form 10-K filed March 31, 1999).
10.8	Equifax Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.7 to Equifax’s Form 10-K filed March 29, 2001).
10.9	Supplemental Retirement Plan for Executives of Equifax Inc. (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed November 15, 2004).
10.10	Equifax Inc. Executive Life and Supplemental Retirement Benefit Plan (incorporated by reference to Exhibit 10.8 to Equifax’s Form 10-K filed March 29, 2001).
10.11	Equifax Inc. Key Management Long-Term Incentive Plan (incorporated by reference to Exhibit 10.22 to Equifax’s Form 10-K filed March 29, 2001).
10.12	Equifax Inc. 2000 Stock Incentive Plan as amended (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed November 3, 2004).
10.13	Form of Non-Qualified Stock Option Agreement under the Equifax Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Equifax’s Form 8-K filed September 9, 2004).
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

10.25

Separation Agreement and General Release of Claims dated as of November 10, 2003 between Equifax Inc. and Mark E. Miller (incorporated by reference to Exhibit 10.25 to Equifax’s Form 10-K filed March 16, 2005).

10.26	Transition Agreement dated as of December 17, 2004 between Equifax Inc. and Thomas F. Chapman (incorporated by reference to Exhibit 10.26 to Equifax’s Form 10-K filed March 16, 2005).
10.27	Form of Executive Officer Deferred Share Award Agreement (incorporated by reference to Exhibit 10.27 to Equifax’s 10-K filed March 16, 2005).
10.28	Form of Director Deferred Share Award Agreement (incorporated by reference to Exhibit 10.28 to Equifax’s Form 10-K filed March 16, 2005).
10.29**	Compensation Arrangements for Non-Employee Directors.
10.30

Deferred Share Award Agreement dated February 3, 2005 of Thomas F. Chapman under Equifax Inc. 2000 Stock Incentive Plan and Transition Agreement dated December 17, 2004 (incorporated by reference to Exhibit 10.31 to Equifax’s Form 10-K filed March 16, 2005).

10.31	Summary of Annual Incentive Plan (incorporated by reference to Exhibit 10.32 to Equifax’s Form 10-K filed on March 16, 2005).
10.32	Employment Agreement dated as of August 22, 2005 between Equifax Inc. and Richard F. Smith (incorporated by reference to Exhibit 10.1 to Equifax’s Form 10-Q filed November 7, 2005).
10.33	Deferred Share Award Agreement dated as of September 19, 2005 between Equifax Inc. and Richard F. Smith (incorporated by reference to Exhibit 10.2 to Equifax’s Form 10-Q filed November 7, 2005).
Material Contracts
10.34

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

10.35

First through Third Amendments dated as of December 28, 1990, 1991 and September 27, 1991, respectively, to Agreement for Computerized Credit Reporting Services and Options to Purchase and Sell Assets (incorporated by reference to Exhibit 10.26 to Equifax’s Form 10-K filed March 31, 1997).

10.36

Fourth Amendment dated as of December 31, 1992 to Agreement for Computerized Services and Options to Purchase and Sell Assets (incorporated by reference to pages 8 through 16 and Exhibit 4.1 to Amendment No. 1 to Form S-3, Registration Statement No. 33-62820 filed June 17, 1993).

10.37

Fifth Amendment dated as of September 7, 1993 to Agreement for Computerized Credit Reporting Services and Options to Purchase and Sell Assets (incorporated by reference to Exhibit 10.21 to Equifax’s Form 10-K filed March 30, 2000).

10.38

Sixth Amendment dated as of 1994 to Agreement for Computerized Credit Reporting Services and Options to Purchase and Sell Assets (incorporated by reference to Exhibit 10.25 to Equifax’s Form 10-K filed March 30, 1995).

10.39

Lease Agreement dated as of March 18, 1994 between Equifax Inc. and William J. Wade, Individual Owner Trustee of Equifax Business Trust No. 1994-A, related to leveraged lease of JV White Technology Center (incorporated by reference to Exhibit 10.24 to Equifax’s Form 10-K filed March 30, 2000).

10.40

Ground lease Agreement dated as of March 5, 1998 between Rhodes Center Property, L.L.C. and Equifax Inc. related to lease of Equifax’s corporate headquarters (incorporated by reference to Exhibit 10.29 to Equifax’s Form 10-K filed March 31, 1999).

10.41

Sale, Sublease, Assignment and License Agreement dated as of November 15, 2002 between Equifax Inc. and Seisint, Inc. (incorporated by reference to Exhibit 10.33 to Equifax’s Form 10-K filed March 28, 2003).

10.42

Analytic Products and Services Master Contract Agreement between Equifax Inc. and Fair, Isaac and Company, Incorporated (incorporated by reference to Exhibit 10.34 to Equifax’s Form 10-K filed March 28, 2003).

10.43	Global Amendments between Equifax Credit Information Services, Inc. and Fair, Isaac and Company, Incorporated (incorporated by reference to Exhibit 10.35 to Equifax’s Form 10-K filed March 28, 2003).
10.44

Agreement for Operations Support dated as of July 1, 2003 between International Business Machines Corporation and Equifax Inc. (incorporated by reference to Exhibit 10.1 to Equifax’s Form 10-Q/A filed April 29, 2004).

10.45

Credit and Security Agreement dated as of September 7, 2004, among Equifax Receivables Finance LLC, as Borrower, Equifax Capital Management, Inc., as Servicer, Blue Ridge Asset Funding Corporation, the Liquidity Banks from time to time party thereto, and Wachovia Bank, National Association, as Agent (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed September 9, 2004).

10.46

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

10.47

(Second Step) Receivables Sale Agreement dated as of September 7, 2004 between Equifax Capital Management, Inc., as Seller and Equifax Receivables Finance LLC, as Buyer (incorporated by reference to Exhibit 10.3 to Equifax’s Form 8-K filed September 9, 2004).

10.48

Performance Undertaking dated as of September 7, 2004 between Equifax Capital Management, as Seller and Equifax Receivables Finance LLC, as Buyer (incorporated by reference to Exhibit 10.4 to Equifax’s Form 8-K filed September 9, 2004).

Other Exhibits and Certifications
11.1

Calculation of earnings per share. (The calculation of per share earnings is in Part II, Item 8, Note 1 to the Consolidated Financial Statements and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).

14.1	Code of Ethics (The Equifax Business Ethics and Compliance Program) (incorporated by reference to Exhibit 14 to Equifax’s Form 10-K filed March 11, 2004).
21.1**	Subsidiaries of Equifax Inc.
23.1**	Consent of Independent Registered Public Accounting Firm.
24.1**	Powers of Attorney (included on signature page).
31.1**	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
99.1**	Financial measures that supplement U.S. generally accepted accounting principles.

*                    Document omits information pursuant to a Request for Confidential Treatment under Rule 406 of the Securities Act of 1933 which has been granted by the SEC. Omitted portions have been filed separately with the SEC.

**             Filed electronically herewith.

EQUIFAX INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

2005

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable:	$9.3	$4.3	$0.9	$(4.9)	$9.6
Deferred income tax assets:	88.0	1.3	—	(8.1)	81.2
	$97.3	$5.6	$0.9	$(13.0)	$90.8

2004

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable:	$11.9	$2.9	$0.5	$(6.0)	$9.3
Deferred income tax assets:	111.9	—	—	(23.9)	88.0
	$123.8	$2.9	$0.5	$(29.9)	$97.3

2003

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable:	$17.3	$8.8	$2.8	$(17.0)	$11.9
Deferred income tax assets:	131.3	7.4	—	(26.8)	111.9
	$148.6	$16.2	$2.8	$(43.8)	$123.8