Form 10-Q
period 2006-03-31
EQUIFAX INC
filed 2006-05-04
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to                                .

Commission File Number: 001-06605

EQUIFAX INC.

(Exact name of registrant as specified in its charter)

Georgia	58-0401110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1550 Peachtree Street, N.W., Atlanta, Georgia	30309
(Address of principal executive offices)	(Zip Code)

404-885-8000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2006
Common Stock, $1.25 Par Value	128,572,307

EQUIFAX INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2006
INDEX

PART I.      FINANCIAL INFORMATION

ITEM 1.                CONSOLIDATED FINANCIAL STATEMENTS

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2006	2005
(In millions, except per share amounts)	(Unaudited)
Operating revenue	$374.0	$343.4
Operating expenses:
Cost of services (exclusive of depreciation and amortization expense below)	151.1	142.5
Selling, general and administrative expenses	92.6	79.0
Depreciation and amortization	21.1	19.9
Total operating expenses	264.8	241.4
Operating income	109.2	102.0
Interest expense	(7.9)	(9.1)
Minority interests in earnings, net of tax	(0.9)	(1.3)
Other income, net	0.5	2.7
Income before income taxes	100.9	94.3
Provision for income taxes	(38.0)	(35.7)
Net income	$62.9	$58.6
Basic earnings per common share	$0.49	$0.45
Shares used in computing basic earnings per share	129.0	129.8
Diluted earnings per common share	$0.48	$0.44
Shares used in computing diluted earnings per share	131.5	132.4
Dividends per common share	$0.04	$0.03

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
(In millions, except par values)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56.4	$37.5
Trade accounts receivable, net of allowance for doubtful accounts of $10.5 at March 31, 2006 and $9.6 at December 31, 2005	226.9	216.0
Prepaid expenses	25.5	17.9
Other current assets	10.0	9.0
Total current assets	318.8	280.4
Property and equipment:
Capitalized internal-use software and system costs	167.4	162.4
Data processing equipment and furniture	127.5	124.5
Land, buildings and improvements	28.8	29.1
Total property and equipment	323.7	316.0
Less accumulated depreciation	(187.5)	(179.0)
Total property and equipment, net	136.2	137.0
Goodwill and indefinite-lived intangible assets	894.2	886.2
Purchased intangible assets, net	255.3	263.4
Prepaid pension asset	192.3	183.7
Other assets, net	82.2	80.8
Total assets	$1,879.0	$1,831.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current maturities	$92.4	$92.3
Accounts payable	21.9	5.9
Accrued expenses	48.5	54.0
Accrued salaries and bonuses	21.7	40.7
Deferred revenue	58.4	49.2
Income taxes payable	29.1	9.0
Other current liabilities	40.0	43.4
Total current liabilities	312.0	294.5
Long-term debt	468.8	463.8
Deferred income tax liabilities, net	127.4	126.1
Other long-term liabilities	113.4	126.8
Total liabilities	1,021.6	1,011.2
Commitments and contingencies (see Note 5)
Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized shares—10.0; Issued shares—none	—	—
Common stock, $1.25 par value: Authorized shares—300.0; Issued shares—185.6 at March 31, 2006 and 185.2 at December 31, 2005; Outstanding shares—128.5 at March 31, 2006 and 129.2 at December 31, 2005	232.0	231.5
Paid-in capital	574.6	559.0
Retained earnings	1,582.7	1,525.1
Accumulated other comprehensive loss	(149.0)	(157.8)
Treasury stock, at cost, 52.9 shares at March 31, 2006 and 51.7 shares at December 31, 2005	(1,321.2)	(1,274.6)
Stock held by employee benefits trusts, at cost, 4.2 shares at March 31, 2006 and 4.3 shares at December 31, 2005	(61.7)	(62.9)
Total shareholders’ equity	857.4	820.3
Total liabilities and shareholders’ equity	$1,879.0	$1,831.5

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2006	2005
(In millions)	(Unaudited)
Operating activities:
Net income	$62.9	$58.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21.1	19.9
Stock-based compensation expense	4.2	1.7
Tax effects of stock-based compensation plans	2.9	3.7
Excess tax benefits from stock-based compensation plans	(1.9)	—
Deferred income taxes	(0.8)	3.1
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(10.3)	(14.8)
Prepaid expenses and other current assets	(7.2)	1.0
Other assets	(10.0)	(8.8)
Current liabilities, excluding debt	19.1	(10.0)
Other long-term liabilities, excluding debt	(14.7)	(12.6)
Cash provided by operating activities	65.3	41.8
Investing activities:
Capital expenditures	(10.7)	(9.8)
Acquisitions, net of cash acquired	—	(85.7)
Other	(0.1)	—
Cash used in investing activities	(10.8)	(95.5)
Financing activities:
Net short-term borrowings	—	65.2
Net borrowings under long-term revolving credit facilities	5.0	—
Treasury stock purchases	(46.2)	(25.0)
Dividends paid	(5.2)	(4.0)
Proceeds from exercise of stock options	8.9	18.8
Excess tax benefits from stock-based compensation plans	1.9	—
Other	0.2	0.2
Cash (used in) provided by financing activities	(35.4)	55.2
Effect of foreign currency exchange rates on cash and cash equivalents	(0.2)	(0.7)
Increase in cash and cash equivalents	18.9	0.8
Cash and cash equivalents, beginning of period	37.5	52.1
Cash and cash equivalents, end of period	$56.4	$52.9

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)

							Stock
					Accumulated		Held By
	Common Stock				Other		Employee	Total
	Shares		Paid-In	Retained	Comprehensive	Treasury	Benefits	Shareholders’
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Trusts	Equity
	(In millions, except per share amounts)
Balance, December 31, 2005	129.2	$231.5	$559.0	$1,525.1	$(157.8)	$(1,274.6)	$(62.9)	$820.3
Net income	—	—	—	62.9	—	—	—	62.9
Other comprehensive income	—	—	—	—	8.8	—	—	8.8
Shares issued under stock-based award plans	0.4	0.5	6.0	—	—	—	—	6.5
Shares issued under benefit plans	0.1	—	1.5	—	—	—	1.2	2.7
Treasury stock surrendered for minimum tax withholdings	—	—	—	—	—	(1.2)	—	(1.2)
Treasury stock purchased ($37.18 per share)*	(1.2)	—	—	—	—	(45.0)	—	(45.0)
Cash dividends ($0.04 per share)	—	—	—	(5.3)	—	—	—	(5.3)
Stock-based compensation expense	—	—	4.2	—	—	—	—	4.2
Tax effects of stock-based compensation plans	—	—	2.9	—	—	—	—	2.9
Dividends paid to employee benefits trusts	—	—	0.1	—	—	—	—	0.1
Other	—	—	0.9	—	—	(0.4)	—	0.5
Balance, March 31, 2006	128.5	$232.0	$574.6	$1,582.7	$(149.0)	$(1,321.2)	$(61.7)	$857.4

*           At March 31, 2006, approximately $300 million was authorized for future repurchases of our common stock.

Accumulated Other Comprehensive Loss consists of the following components:

	March 31,	December 31,
	2006	2005
	(In millions)
Foreign currency translation	$(131.7)	$(140.1)
Minimum pension liability, net of accumulated tax of $10.0 at March 31, 2006 and December 31, 2005	(16.7)	(16.7)
Cash flow hedging transactions, net of tax of $0.4 and $0.6 at March 31, 2006 and December 31, 2005, respectively	(0.6)	(1.0)
Accumulated other comprehensive loss	$(149.0)	$(157.8)

Comprehensive Income is as follows:

	Three Months Ended
	March 31,
	2006	2005
	(In millions)
Net income	$62.9	$58.6
Other comprehensive income (loss):
Foreign currency translation adjustment	8.4	(6.7)
Change in cumulative loss from cash flow hedging transactions	0.4	0.5
Minimum pension liability adjustment	—	(1.0)
Comprehensive income	$71.7	$51.4

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2006

As used herein, the terms “Equifax”, “the Company”, “we”, “our” and “us” refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations.   We collect, organize and manage various types of financial, demographic and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as state and federal governments. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to individuals. For information about our operating segments, including product and service offerings, see Note 7 of the Notes to Consolidated Financial Statements.

Basis of Presentation.   The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2005 (“2005 Form 10-K”).

Our unaudited Consolidated Financial Statements reflect all adjustments, which are in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheet and Consolidated Statement of Shareholders’ Equity as of March 31, 2006, and the Consolidated Statements of Income, the Consolidated Statements of Cash Flows and Comprehensive Income for the three months ended March 31, 2006 and 2005. All adjustments made have been of a normal recurring nature.

We have reclassified certain prior period amounts in our Consolidated Financial Statements to conform to the current period presentation. The effect of these reclassifications is not material.

Earnings Per Share.   In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” our basic earnings per share (“EPS”) is calculated as net income divided by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. The income amount used in our EPS calculations is the same for both basic and diluted EPS. A reconciliation of the weighted-average outstanding shares used in the two calculations is as follows:

	Three Months Ended
	March 31,
	2006	2005
	(In millions)
Weighted-average shares outstanding (basic)	129.0	129.8
Effect of dilutive securities:
Stock options	2.0	2.0
Long-term incentive plans	0.5	0.6
Weighted-average shares outstanding (diluted)	131.5	132.4

2.   STOCK-BASED COMPENSATION

On January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” (“SFAS No. 123R”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires that the cost relating to share-based payment transactions in which an entity exchanges its equity instruments for goods or services from either employees or non-employees be recognized in the financial statements as the goods are received or services are rendered. That cost is measured based on the fair value of the equity or liability instruments issued. We are no longer permitted to follow the intrinsic value accounting method of APB No. 25, which resulted in no expense being recorded for stock option grants for which the exercise price was equal to the fair value of the underlying stock on the date of grant. Prior to the adoption of SFAS No. 123R, we recognized compensation expense for nonvested stock over the stated vesting period in accordance with APB No. 25.

SFAS No. 123R applies to all of our outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards. All of our stock-based awards, which are stock options and nonvested stock, are classified as equity instruments. In accordance with SFAS No. 123R, we elected to use the modified prospective transition method as opposed to the modified retrospective transition method. Under the modified prospective transition method, financial statements prior to adoption remain unchanged. The following discusses several other elections we made as a result of adopting SFAS No. 123R:

•       For our pro forma disclosures under SFAS No. 123, we used the Black-Scholes option pricing model. Upon the adoption of SFAS No. 123R, we compute the fair value of options granted on or after January 1, 2006 using the binomial model. Additionally, based on the guidance in Securities and Exchange Commission Staff Accounting Bulletin No. 107, “Share-Based Payment”, we changed our expected volatility assumption used in the binomial model. We will revisit all assumptions at each grant date. The fair value of stock options granted prior to the adoption of SFAS No. 123R, calculated using the Black-Scholes model, will remain unchanged.

•       Forfeitures under SFAS No. 123 were recognized when they occurred. SFAS No. 123R, however, requires forfeitures to be estimated at the grant date. Accordingly, compensation cost is recognized based on the number of awards expected to vest. There may be adjustments in future periods if actual forfeitures differ from our estimates. For nonvested shares granted prior to our adoption of SFAS No. 123R, we recorded a cumulative catch-up adjustment in January 2006 related to estimated forfeitures. This positive adjustment was not material to our Consolidated Financial Statements. Our forfeiture rate is based upon historical experience as well as anticipated employee turnover considering certain qualitative factors.

•       Generally, our stock options are subject to graded vesting, while our nonvested shares are subject to cliff vesting. SFAS No. 123R permits entities to elect between the accelerated recognition method or straight-line recognition method for recognizing compensation cost related to awards subject to graded vesting based on a service condition. Consistent with our prior practice, we continue to apply the accelerated recognition method related to awards subject to graded vesting, which results in more compensation cost early in the vesting period.

Our nonvested stock has accelerated vesting features upon retirement, while our stock-options continue to vest over the same vesting schedule even though no additional service is required by the employee after retirement. Upon the adoption of SFAS No. 123R, we began recognizing compensation cost related to new stock-based awards from the grant date through the date the employee is eligible to receive the award without further service, such as when the employee becomes retirement eligible, which may be shorter than the stated vesting period. For stock-based awards granted prior to the adoption of SFAS No. 123R, we recognized compensation cost over the stated vesting period and recognized the impact, if any, upon retirement; this recognition policy will continue for any such awards that were unvested at the time of adoption.

Stock-Based Award Plans.

Stock Options.   Our shareholders have approved a stock option plan which provides that qualified and nonqualified stock options may be granted to officers and employees. In addition, stock options remain outstanding under two plans from which no new grants may be made. Authorized stock option grants can only be made from shareholder approved plans. The plan requires that stock options be granted at exercise prices not less than market value on the date of grant. Generally, stock options are subject to graded vesting for periods of up to three years based on service, with 25% vesting immediately upon grant, and expire ten years from the grant date. The following table summarizes changes in outstanding stock options during the three months ended March 31, 2006, as well as stock options that are vested and expected to vest and stock options exercisable at March 31, 2006:

		Weighted-Average	Weighted-Average Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at December 31, 2005	6,453	$22.68
Granted (all at market price)	309	$37.12
Exercised	(443)	$20.75
Forfeited and cancelled	(32)	$28.50
Outstanding at March 31, 2006	6,287	$23.51	6.1	$86.4
Vested and expected to vest at March 31, 2006	6,186	$23.43	6.1	$85.5
Exercisable at March 31, 2006	5,387	$22.21	5.7	$81.0

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of Equifax’s common stock on March 31, 2006 and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on March 31, 2006. In future periods, this amount will change depending on fluctuations in Equifax’s stock price. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $7.7 million.

Nonvested Stock.   Our plan also provides for awards of nonvested shares of our common stock that can be granted to executive officers, employees and directors. Nonvested stock awards are generally subject to cliff vesting over a period between three to five years based on service. The following table summarizes changes in our nonvested stock during the three months ended March 31, 2006 and the related weighted-average grant date fair value:

		Weighted-Average
		Grant Date
	Shares	Fair Value
	(in thousands)
Nonvested at December 31, 2005	689	$28.74
Granted	119	$37.94
Vested	(35)	$20.84
Forfeited	(7)	$28.44
Nonvested at March 31, 2006	766	$30.53

The total fair value of nonvested stock that vested during the three months ended March 31, 2006 was $1.3 million based on the weighted-average fair value on the vesting date and $0.7 million based on the weighted-average fair value on the date of grant.

We expect to issue new shares of common stock or common shares held by our employee benefits trust upon the exercise of stock options or once nonvested shares vest. We do not expect to change our policies related to stock-based awards, such as the quantity or type of instruments issued, as a result of adopting SFAS No. 123R, nor do we plan on changing the terms of our stock-based awards. At March 31, 2006, there were 1.5 million shares available for future stock option grants and nonvested stock awards.

Measurement of Fair Value.

Stock Options   We use the binomial model to calculate the fair value of stock options granted on or after January 1, 2006. The binomial model incorporates assumptions regarding anticipated employee exercise behavior, expected stock price volatility, dividend yield and risk-free interest rate. Anticipated employee exercise behavior and expected post-vesting cancellations over the contractual term used in the binomial model were primarily based on historical exercise patterns. These historical exercise patterns indicated there was not significantly different exercise behavior between employee groups. For our expected stock price volatility assumption, we weighted historical volatility and implied volatility. We used daily observations for historical volatility, while our implied volatility assumption was based on actively traded options related to our common stock. The expected term is derived from the binomial model.

The fair value for stock options granted during the three months ended March 31, 2006 and 2005 was estimated at the date of grant using the binomial model and the Black-Scholes model, respectively, with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2006	2005
Dividend yield	0.5%	0.5%
Expected volatility	24.3%	31.4%
Risk-free interest rate	4.6%	3.7%
Expected term (in years)	4.4	4.5
Weighted-average fair value of stock options granted	$8.40	$9.62

Nonvested Stock.   The fair value of nonvested stock is based on the fair market value of our common stock on the date of grant. However, since our nonvested stock does not pay dividends during the vesting period, the fair value on the date of grant is reduced by the present value of the expected dividends over the requisite service period (discounted using the appropriate risk-free interest rate).

Financial Statement Impact.   Total stock-based compensation expense was $4.2 million and $1.7 million, for the three months ended March 31, 2006 and 2005, respectively, of which $3.9 million and $1.7 million, respectively, was included in selling, general and administrative expenses in our Consolidated Statements of Income. The income tax benefit related to stock-based compensation expense was $1.5 million and $0.6 million for the three months ended March 31, 2006 and 2005, respectively.

For the three months ended March 31, 2006, the incremental negative impact of adopting SFAS No. 123R was $2.3 million, pretax, and $1.6 million, net of tax, with a $0.01 impact on basic and diluted EPS. The incremental impact of SFAS No. 123R during the first quarter of 2006 represents (1) the stock option expense related to stock options unvested at the time of adoption and granted during the first quarter, (2) the accelerated expense recognition for nonvested shares that were granted during the first quarter of 2006 to employees that are retirement eligible prior to the expiration of the stated vesting period, and (3) the impact of estimating forfeitures related to nonvested shares.

At March 31, 2006, our total unrecognized compensation cost related to nonvested stock and stock options was $15.3 million with a weighted-average recognition period of 2.5 years and $4.0 million with a weighted-average recognition period of 1.2 years, respectively.

SFAS No. 123R requires that benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior accounting standards. This requirement reduced operating cash flows and increased financing cash flows by $1.9 million during the three months ended March 31, 2006.

Prior to January 1, 2006, we accounted for stock-based compensation under APB No. 25 and related interpretations, as permitted by SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation—Transitional Disclosure.” Accordingly, by our use of the intrinsic value method to account for stock-based employee compensation, we did not recognize compensation cost in connection with our stock option plans during the three months ended March 31, 2005. If we had elected to recognize compensation cost for our stock options granted during the three months ended March 31, 2005 based on the grant date fair value as prescribed by SFAS No. 123, net income and EPS would have been reduced to the pro forma amounts indicated in the table below:

Three Months Ended
March 31, 2005
(In millions, except per share amounts)
Net income, as reported	$58.6
Add: Total stock-based employee compensation expense, net of related tax effect, included in reported net income	1.1
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(2.7)
Pro forma net income	$57.0
Earnings per share:
Basic—as reported	$0.45
Basic—pro forma	$0.44
Diluted—as reported	$0.44
Diluted—pro forma	$0.43

3.   GOODWILL AND INTANGIBLE ASSETS

Goodwill and Indefinite-Lived Intangible Assets.   Goodwill represents the cost in excess of the fair value of the net assets of acquired businesses. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill is tested for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment test as of September 30. Goodwill allocated to our reporting units at December 31, 2005 and changes in the carrying amount of goodwill for the first quarter of 2006 are as follows:

	Information	Marketing	Personal	European	Latin American
	Services	Services	Solutions	Operations	Operations	Corporate	Total
	(In millions)
Balance, December 31, 2005	$232.8	$289.5	$1.8	$105.4	$155.8	$5.9	$791.2
Foreign currency translation	(0.2)	—	—	1.0	7.2	—	8.0
Balance, March 31, 2006	$232.6	$289.5	$1.8	$106.4	$163.0	$5.9	$799.2

Contractual/territorial rights represent the estimated fair value of rights to operate in certain territories acquired through the purchase of independent credit reporting agencies in the U.S. and Canada. Our contractual/territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. In accordance with SFAS No. 142, we are required to test indefinite-lived intangible assets, consisting of contractual/territorial rights, for impairment annually or whenever events and circumstances indicate that there may be an impairment of the asset value. Our annual impairment test date is September 30. During the first quarter of 2006, there were no changes to our indefinite-lived intangible assets. Accordingly, indefinite-lived intangible assets totaled $95.0 million at March 31, 2006 and December 31, 2005.

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

Purchased intangible assets at March 31, 2006 and December 31, 2005 consist of the following:

	March 31, 2006			December 31, 2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(In millions)
Definite-lived intangible assets:
Purchased data files	$389.0	$(172.1)	$216.9	$398.9	$(176.2)	$222.7
Acquired software	38.7	(13.1)	25.6	38.7	(12.0)	26.7
Non-compete agreements	11.9	(10.0)	1.9	11.9	(9.2)	2.7
Customer relationships	11.4	(1.0)	10.4	11.4	(0.7)	10.7
Purchased trademarks	0.8	(0.3)	0.5	0.8	(0.2)	0.6
Total definite-lived intangible assets	$451.8	$(196.5)	$255.3	$461.7	$(198.3)	$263.4

Amortization expense related to purchased intangible assets was $8.4 million and $7.4 million during the three months ended March 31, 2006 and 2005, respectively. Estimated future amortization expense related to definite-lived purchased intangible assets at March 31, 2006 is as follows:

Years ending December 31,	Amount
(In millions)
Nine months ending December 31, 2006	$22.7
2007	28.8
2008	28.0
2009	27.4
2010	27.2
Thereafter	121.2
$255.3

4.   DEBT

Debt outstanding at March 31, 2006 and December 31, 2005 was as follows:

	March 31,	December 31,
	2006	2005
	(In millions)
Notes, 4.95%, due November 2007	$250.0	$250.0
Debentures, 6.9%, due July 2028	150.0	150.0
Trade receivables-backed revolving credit facility	85.0	88.0
Borrowings under U.S. revolving credit facilities	70.0	65.0
Other	7.5	4.4
Total debt	562.5	557.4
Less short-term debt and current maturities	(92.4)	(92.3)
Less unamortized discounts	(1.3)	(1.3)
Total long-term debt	$468.8	$463.8

5.   COMMITMENTS AND CONTINGENCIES

Headquarters Lease.   Other than facility leasing arrangements, we do not engage in off-balance sheet financing activities. We have entered into a synthetic lease on our Atlanta corporate headquarters building in order to provide us with favorable financing terms with regard to this facility. This $29.0 million lease was entered into in 1998 and expires in 2010. Total lease payments for the remaining term total $7.4 million. Under this synthetic lease arrangement, we have also guaranteed the residual value of the leased property to the lessor. In the event that the property were to be sold by the lessor at the end of the lease term, we would be responsible for any shortfall of the sales proceeds, up to a maximum amount of $23.2 million, which equals 80% of the value of the property at the beginning of the lease term. A shortfall related to the residual value guarantee is being recognized as an expense ratably between January 1, 2005 through the end of the lease term. The liability for this shortfall, which was $4.0 million at March 31, 2006, is recorded in other long-term liabilities on our Consolidated Balance Sheets.

Data Processing and Outsourcing Services Agreements.   We have separate agreements with International Business Machines Corporation (“IBM”), R.L. Polk and Co., Acxiom Corporation and others with which we outsource portions of our computer data processing operations and related functions, and certain administrative functions. The agreements expire between 2006 and 2013. The estimated aggregate minimal contractual obligation remaining under these agreements is approximately $350 million as of December 31, 2005, with no future year expected to exceed approximately $70 million. Annual payment obligations in regards to these agreements vary due to factors such as the volume of data processed, changes in our servicing needs as a result of new product offerings, acquisitions or divestitures, the introduction of significant new technologies, foreign currency or the general rate of inflation. Our data processing outsourcing agreement with IBM was renegotiated in 2003 for a ten-year term. Under this agreement (which covers our operations in North America, the U.K., Ireland, Spain, Brazil and Chile), we have outsourced our mainframe and midrange operations, help desk service and desktop support functions and the operation of our voice and data networks. The scope of such services varies by location. During the twelve months ended December 31, 2005, 2004 and 2003, we paid $120.8 million, $110.5 million and $100.3 million, respectively, for these services. The estimated future minimum contractual obligation at December 31, 2005 under this agreement is $312.0 million, with no year expected to exceed $48.5 million. In certain circumstances (e.g., a change in control, or for our convenience), we may terminate these data processing and outsourcing agreements, and in doing so certain of these agreements require us to pay a significant penalty. Additionally, we may terminate these agreements without penalty in the event that IBM is in material breach of the terms of the agreement.

Agreement with Computer Sciences Corporation.   We have an agreement with Computer Sciences Corporation and certain of its affiliates, collectively CSC, under which CSC-owned credit reporting agencies utilize our computerized credit database services. CSC retains ownership of its credit files and the revenues generated by its credit reporting activity. We receive a processing fee for maintaining the database and for each report supplied. The agreement expires July 31, 2008. The agreement provides us with an option to purchase CSC’s credit reporting business if CSC does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. Under the agreement CSC also has an option, exercisable at any time, to sell its credit reporting business to us. The option expires in 2013. The option exercise price will be determined by agreement or by a third-party appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if the option were exercised at December 31, 2005, the price range would approximate $650 million to $700 million. This estimate is based solely on our internal analysis of the value of the businesses, current market conditions and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than the estimated amount.

Guarantees.   We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit is less than $2.2 million at March 31, 2006, and all have a maturity of one year or less. Guarantees are issued from time to time to support the needs of operating units. We also guarantee the operating lease payments of a lease between third parties. The operating lease, which expires December 31, 2011, has a remaining balance of $7.6 million based on the undiscounted value of remaining lease payments, including real estate taxes, at March 31, 2006. We believe that the likelihood of demand for payment by us is minimal and expect no material losses to occur related to this guarantee. Accordingly, we do not have a liability on our Consolidated Balance Sheets at March 31, 2006 or December 31, 2005 related to this guarantee.

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

We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We have no accrual related to indemnifications on our Consolidated Balance Sheets at March 31, 2006 and December 31, 2005.

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

Tax Matters.   In 2003, the Canada Revenue Agency (“CRA”) issued Notices of Reassessment asserting that Acrofax, Inc., a wholly-owned Canadian subsidiary of Equifax, is liable for additional tax for the 1995 through 2000 tax years, related to certain intercompany capital contributions and loans. The additional tax sought by the CRA for these periods ranges, based on alternative theories, from $7.3 million to $16.3 million, plus interest and penalties. Acrofax has filed Notices of Objection in response to the Notices of Reassessment. On September 2, 2003, we made a statutorily-required deposit of $5.8 million against the CRA’s primary assessment theory. We intend to vigorously contest these reassessments and do not believe we have violated any statutory provision or rule. If the final outcome of this matter was unfavorable to us, an additional claim may be filed by the local province; the likelihood and potential amount of such claim is unknown at this time. We cannot predict when this tax matter will be resolved.

6.   BENEFIT PLANS

We have defined benefit pension plans and defined contribution plans. Substantially all U.S., Canadian and U.K. employees participate in one or more of these plans. We also maintain certain health care and life insurance benefit plans for eligible retired employees. The measurement date for our defined benefit pension plans and other postretirement benefit plans is December 31 of each year.

The following table provides the components of net periodic benefit cost for the three months ended March 31, 2006 and 2005:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005
	(In millions)
Service cost	$2.4	$1.9	$0.1	$0.1
Interest cost	8.0	7.9	0.4	0.4
Expected return on plan assets	(10.2)	(10.1)	(0.3)	(0.3)
Amortization of prior service cost	0.2	1.1	0.1	0.2
Recognized actuarial loss	2.5	2.1	0.1	—
Total net periodic benefit cost	$2.9	$2.9	$0.4	$0.4

7.   SEGMENT INFORMATION

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

The accounting policies of the reportable segments are the same as those described in our summary of significant accounting policies (see Note 1 of the Notes to Consolidated Financial Statements in our 2005 Form 10-K). We evaluate the performance of these reportable segments based on their operating revenues, operating income and operating margins, excluding any unusual or infrequent items, if any. Inter-segment sales and transfers are not material for all periods presented. The measurement criteria for segment profit or loss and segment assets are substantially the same for each reportable segment. All transactions between segments are accounted for at cost, and no timing differences occur between segments.

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

Operating revenue and operating income by segment for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended
	March 31,
Operating revenue	2006	2005
	(In millions)
North America
Information Services	$207.9	$192.5
Marketing Services	65.6	58.8
Personal Solutions	30.6	29.8
North America	304.1	281.1
Europe	34.9	36.7
Latin America	35.0	25.6
Total operating revenue	$374.0	$343.4

Operating income	2006	2005
	(In millions)
North America
Information Services	$89.1	$84.3
Marketing Services	20.5	18.3
Personal Solutions	0.9	3.0
North America	110.5	105.6
Europe	8.8	8.0
Latin America	9.4	6.3
General Corporate Expense	(19.5)	(17.9)
Total operating income	$109.2	$102.0

Total assets at March 31, 2006 and December 31, 2005 are as follows:

	March 31,	December 31,
Total assets	2006	2005
	(In millions)
North America	$1,213.4	$1,207.0
Europe	167.4	162.8
Latin America	251.3	239.4
General Corporate	246.9	222.3
Total assets	$1,879.0	$1,831.5

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, the terms “Equifax,” “the Company,” “we,” “our” and “us” refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

The following discussion of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (“2005 Form 10-K”) and our unaudited Consolidated Financial Statements and the related notes in Part I, Item 1—“Financial Statements,” above. In Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we refer to free cash flow, a measure used by management to evaluate performance, which is not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Under Securities and Exchange Commission (“SEC”) regulations, we are required to provide supplemental explanations and reconciliations for “non-GAAP financial measures,” which we have included in Exhibit 99.1 to this Form 10-Q.

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

We are organized and report our business results in three reportable segments: North America, Europe and Latin America. The North America segment consists of three operating segments: Information Services, Marketing Services and Personal Solutions. The Europe and Latin America reportable segments are made up of varying mixes of three product lines: Information Services, Marketing Services and Personal Solutions. Information Services revenue is principally transaction-related and is derived from our sales of the following products, a significant majority of which are delivered electronically: credit reporting and scoring, mortgage reporting, identity verification, fraud detection and modeling services, and certain of our decisioning products that facilitate and automate a variety of credit-oriented decisions. Marketing Services revenue is derived from sales of products that help customers acquire new customers, cross-sell to existing customers and manage portfolio risk. Personal Solutions revenue is transaction and subscription based, and is derived from sales of credit monitoring and identity theft protection products, which we deliver to consumers through the mail and electronically via the Internet. For additional information regarding our reportable and operating segments, including detailed financial results, see Note 7 of the Notes to Consolidated Financial Statements in this Form 10-Q as well as further discussion within MD&A.

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

Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, operating revenue growth, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities, capital expenditures and free cash flow. We monitor these indicators, and our corporate governance practices, to ensure that business vitality is maintained and effective control is exercised.

The key performance indicators for the three months ended March 31, 2006 and 2005 were as follows:

	Key Performance Indicators
	Three Months Ended
	March 31,
	2006	2005
	(Dollars in millions, except per share data)
Operating revenue	$374.0	$343.4
Operating revenue growth	9%	11%
Operating income	$109.2	$102.0
Operating margin	29%	30%
Net income	$62.9	$58.6
Diluted earnings per share	$0.48	$0.44
Cash provided by operating activities	$65.3	$41.8
Capital expenditures	$10.7	$9.8
Free cash flow*	$54.6	$32.0

*                    This is a non-GAAP financial measure. See Exhibit 99.1 to this Form 10-Q for a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Consolidated Financial Results

Net income for the three months ended March 31, 2006 was $62.9 million, compared to $58.6 million for the three months ended March 31, 2005. Earnings per share increased to $0.48 for the three months ended March 31, 2006 as compared to $0.44 for the same period a year ago.

Operating Revenue

Consolidated operating revenue increased $30.6 million, or 9%, to $374.0 million for the three months ended March 31, 2006 as compared to $343.4 million in of the same period in 2005. This increase is due to growth in Information Services, Marketing Services and Latin America. Foreign currency did not have a material impact on the increase in our consolidated operating revenue.

Operating Expenses and Operating Margin

Consolidated total operating expenses increased $23.4 million, or 10%, to $264.8 million for the three months ended March 31, 2006 as compared to $241.4 million in the same period in 2005. Cost of services in the first quarter of 2006 increased $8.6 million, or 6%, to $151.1 million when compared to the first quarter in 2005, primarily due to revenue growth as well as higher salary, benefit and incentive costs. Selling, general and administrative expenses in the first quarter of 2006 increased $13.6 million, or 17%, to $92.6 million when compared to the same period a year ago, mainly due to the $2.3 million incremental negative impact from our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”) on January 1, 2006 which more than doubled our stock-based compensation expense when compared to the same period in 2005; higher salaries due to increased headcount and compensation; an increase in advertising and promotional costs mainly related to our Personal Solutions business; and higher professional fees. For additional information about the impact of SFAS No. 123R, see further discussion within MD&A and Note 2 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Consolidated operating margin for the three months ended March 31, 2006 was 29% as compared to 30% for the same period in 2005.

Income Taxes

Our effective income tax rate was 37.7% for the three months ended March 31, 2006, down slightly from 37.9% for the same period in 2005. The reduction was primarily due to lower state income taxes and a reduction to the tax contingency reserve, partially offset by additional tax expense related to non-deductible executive compensation and a higher foreign tax rate.

Segment Financial Results

Our segment results for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
Operating Revenue	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
	(Dollars in millions)
North America
Information Services	$207.9	56%	$192.5	56%	$15.4	8%
Marketing Services	65.6	18%	58.8	17%	6.8	12%
Personal Solutions	30.6	8%	29.8	9%	0.8	3%
Total North America	304.1	82%	281.1	82%	23.0	8%
Europe	34.9	9%	36.7	11%	(1.8)	(5)%
Latin America	35.0	9%	25.6	7%	9.4	37%
Total operating revenue	$374.0	100%	$343.4	100%	$30.6	9%

	Three Months Ended March 31,
Operating Income	2006	Profit Margin	2005	Profit Margin	$ Change	% Change
	(Dollars in millions)
North America
Information Services	$89.1	43%	$84.3	44%	$4.8	6%
Marketing Services	20.5	31%	18.3	31%	2.2	12%
Personal Solutions	0.9	3%	3.0	10%	(2.1)	(70)%
Total North America	110.5	36%	105.6	38%	4.9	5%
Europe	8.8	25%	8.0	22%	0.8	10%
Latin America	9.4	27%	6.3	25%	3.1	49%
General Corporate Expense	(19.5)	nm	(17.9)	nm	(1.6)	(9)%
Total operating income	$109.2	29%	$102.0	30%	$7.2	7%

nm - not meaningful

Our North America operating revenue for the three months ended March 31, 2006 and 2005 was as follows:

	Three Months Ended March 31,
North America Operating Revenue	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
	(Dollars in millions)
U.S. Consumer and Commercial Services	$159.5	52%	$144.4	51%	$15.1	10%
Mortgage Services	20.1	7%	21.4	8%	(1.3)	(6)%
Canadian Operations	28.3	9%	26.7	9%	1.6	6%
Total North America Information Services	207.9	68%	192.5	68%	15.4	8%
Credit Marketing Services	39.7	13%	34.6	12%	5.1	15%
Direct Marketing Services	25.9	9%	24.2	9%	1.7	7%
Total Marketing Services	65.6	22%	58.8	21%	6.8	12%
Personal Solutions	30.6	10%	29.8	11%	0.8	3%
Total North America operating revenue	$304.1	100%	$281.1	100%	$23.0	8%

North America

Information Services

For the three months ended March 31, 2006, total revenue for Information Services totaled $207.9 million, an increase of $15.4 million, or 8%, when compared to the same period in 2005, as discussed further below. Operating income was $89.1 million, an increase of $4.8 million, or 6%, over the same period a year ago. Information Service’s operating margin was 43% for the three months ended March 31, 2006, versus 44% for the same period in 2005. The decline operating margin was primarily driven by changes in product mix.

U.S. Consumer and Commercial Services revenue for the three months ended March 31, 2006 totaled $159.5 million, an increase of $15.1 million, or 10%, when compared to the same period in 2005. This increase is primarily due to higher sales to our financial services customers, increased revenue from resellers due to continued favorable market conditions, our 2005 acquisition of APPRO Systems, Inc. (“APPRO”) and higher revenue from products sold in our commercial services unit. In our U.S. Consumer Information business, on-line volume was approximately 155 million transactions, up 8% year-over-year.

Mortgage Services revenue for the three months ended March 31, 2006 totaled $20.1 million, a decrease of $1.3 million, or 6%, as compared to the same period a year ago. This decrease is primarily due to less favorable mortgage marketing conditions due to rising interest rates and declining origination loan and refinancing activity.

Canadian revenue during the three months ended March 31, 2006 totaled $28.3 million, an increase of $1.6 million, or 6% when compared to the same period in 2005. This increase is due to favorable currency impact. Local currency fluctuation against the U.S. dollar favorably impacted our Canadian revenue by $1.7 million, or 6%.

Marketing Services

Credit Marketing Services revenue for the three months ended March 31, 2006 totaled $39.7 million, an increase of $5.1 million, or 15%, when compared to the same period in 2005. The increase in revenue is primarily due to higher volume from mainly national and regional customers for certain of our products that target new customers as well as continued demand for core pre-screen products and data sales. Direct Marketing Services revenue for the three months ended March 31, 2006 totaled $25.9 million, an increase of $1.7 million, or 7%, as compared to the same period in 2005. This increase is primarily due to the acquisition of BeNow Inc. in the third quarter of 2005. Operating income for the three months ended March 31, 2006 was $20.5 million for Marketing Services, an increase of $2.2 million, or 12%, resulting mainly from increased Credit Marketing Services volumes.

Personal Solutions

Personal Solutions revenue for the three months ended March 31, 2006 totaled $30.6 million, an increase of $0.8 million, or 3%, compared to the same period in 2005. The financial results for Personal Solutions were lower than historical results due to the loss of a large account in the first quarter of 2005, transitioning to a more subscription-based revenue model from a transaction-based revenue model and a general decline in transaction volume. Operating income was $0.9 million for the three months ended March 31, 2006 for Personal Solutions, a decrease of $2.1 million, or 70%, primarily due to an increase in advertising and promotional costs.

Europe

Europe revenue for the three months ended March 31, 2006 was $34.9 million, a decrease of $1.8 million, or 5%, over the same period in 2005, primarily due to unfavorable currency impact, partially offset by higher consumer and commercial activity. Local currency fluctuation against the U.S. dollar unfavorably impacted our European revenue by $2.8 million, or 8%, as revenue was up slightly in local currency. Operating income for the three months ended March 31, 2006 totaled $8.8 million, an increase of $0.8 million, or 10%, when compared to the same period a year ago. The improvement in operating income was driven by expense reductions and cost initiatives. Europe’s operating margin was 25% for the three months ended March 31, 2006, versus 22% for the same period in 2005.

Latin America

Latin America revenue for the three months ended March 31, 2006 totaled $35.0 million, an increase of $9.4 million, or 37%, over the same period in 2005 due to increased volume resulting from strengthening local economies and higher pricing associated with better contract execution, and favorable foreign currency impact. Six countries in Latin America experienced double digit revenue growth, in both U.S. dollars and local currency. Local currency fluctuation against the U.S. dollar favorably impacted our Latin America revenue by $3.8 million, or 15%.

Operating income for the three months ended March 31, 2006 totaled $9.4 million, an increase of $3.1 million, or 49%, as compared to same period in 2005. This increase was primarily the result of higher sales volumes and increased pricing, as well as favorable currency impact. Latin America operating margin was 27% for the three months ended March 31, 2006, versus 25% for the same period in 2005.

General Corporate Expense

Our general corporate expenses are costs that are incurred at the corporate level and are not directly associated with activities of a particular reportable segment. These expenses include shared services and administrative and legal expenses. General corporate expense was $19.5 million for the three months ended March 31, 2006, compared to $17.9 million for the same period in 2005. This increase was primarily driven by the $2.3 million incremental negative impact from our adoption of SFAS No. 123R on January 1, 2006. For additional information about the impact of SFAS No. 123R, see further discussion within MD&A and Note 2 of the Notes to Consolidated Financial Statements in this Form 10-Q.

LIQUIDITY AND FINANCIAL CONDITION

As of March 31, 2006, we had $56.4 million in cash and cash equivalents compared to $37.5 million at December 31, 2005. Our principal sources of liquidity are cash provided by operating activities and our revolving credit facilities. Our ability to generate cash from operating activities is one of our fundamental financial strengths. We believe that anticipated cash provided by operating activities, together with current cash and cash equivalents and access to committed and uncommitted credit facilities and the capital market, if required, will be sufficient to meet our projected cash requirements for the next twelve months, and the foreseeable future thereafter, although any projections of future liquidity needs and cash flows are subject to substantial uncertainty. We currently expect to repay $250.0 million principal amount of our 4.95% senior unsecured notes due November 1, 2007, upon maturity through a combination of borrowings under our credit facilities and cash and cash equivalents available at that time. Alternatively, we could refinance these notes, if we choose to do so.

In the normal course of business, we will consider the acquisition of, or investment in, complementary businesses, products, services and technologies, capital expenditures, payment of dividends, repurchase of outstanding shares of common stock and the retirement of debt. We may elect to use available cash and cash equivalents to fund such activities in the future. In the event additional liquidity needs arise, we may raise funds from a combination of sources, including the potential issuance of debt or equity securities. If adequate funds were not available to us, or were not available on acceptable terms, our ability to meet unanticipated working capital requirements or respond to business opportunities and competitive pressures could be limited.

Cash Provided by Operating Activities

For the three months ended March 31, 2006, we generated $65.3 million of cash provided by operating activities compared to $41.8 million for the three months ended March 31, 2005. For the three months ended March 31, 2006, we generated $54.6 million of free cash flow (a non-GAAP measure) compared to $32.0 million for the three months ended March 31, 2005. The increase in cash provided by operating activities was primarily due to changes in working capital since there was a reduction in our investment in working capital quarter-over-quarter.

Capital Expenditures

Capital expenditures, which consist of additions to property and equipment as well as other assets, totaled $10.7 million and $9.8 million for the three months ended March 31, 2006 and 2005, respectively. Our capital expenditures are used for developing, enhancing and deploying new and existing technology platforms, replacing or adding equipment, updating systems for regulatory compliance, the licensing of software applications and investing in disaster recovery systems.

Acquisitions

We did not complete any acquisitions during the three months ended March 31, 2006. In March 2005, we acquired APPRO to broaden and further strengthen our enabling technologies capabilities in our North America Information Services business. During the three months ended March 31, 2005, in order to continue to grow our credit data franchise, we also acquired the credit files, contractual rights to territories (generally states or integration areas) and customer relationships and related businesses of an independent credit reporting agency in Canada that houses consumer information on our system. We acquired all of these businesses for $92.2 million in cash. For additional information about our 2005 acquisitions, see Note 2 of the Notes to Consolidated Financial Statements in our 2005 Form 10-K.

Borrowings and Credit Facility Availability

There were no net short-term borrowings or payments during the three months ended March 31, 2006. Net short-term borrowings totaled $65.2 million during the three months ended March 31, 2005, which primarily represents borrowings under our trade receivables-backed, 364-day revolving credit facility for the APPRO acquisition. Under this facility, a wholly-owned subsidiary of Equifax may borrow up to $125.0 million, subject to borrowing base availability and other terms and conditions, for general corporate purposes. The amended credit facility expires on September 5, 2006 and may be extended for an additional period of up to two years if specified conditions are satisfied. Outstanding debt under the facility is consolidated on our balance sheet for financial reporting purposes. Based on the calculation of the borrowing base applicable at March 31, 2006, $10.0 million was available for borrowing and $85.0 million was outstanding under this facility.

Net borrowings under long-term revolving credit facilities were $5.0 million during the three months ended March 31, 2006. This activity represents net borrowings under our $500.0 million senior unsecured revolving credit agreement which expires on August 20, 2009. The agreement includes financial covenants relating to our maximum leverage ratio and minimum interest coverage ratio. As of March 31, 2006, $430.0 million was available and there were outstanding borrowings of $70.0 million under this facility.

We are a party to a credit agreement with a Canadian financial institution that provides for a C$25.0 million, 364-day revolving credit agreement which expires September 30, 2006. During the first quarter of 2006, there was no activity under this facility. At March 31, 2006, there were no outstanding borrowings under this facility.

At March 31, 2006, 71% of our debt was fixed rate debt and 29% was variable rate debt. Our variable rate debt consists of the foregoing revolving credit facilities and generally bears interest based on a specified margin plus a base rate, London Interbank Offered Rate or commercial paper rate. These interest rates reset periodically, depending on the terms of the respective financing arrangements. At March 31, 2006, interest rates on our variable debt ranged from 5.1% to 5.3%. We were in compliance with all of our financial and non-financial debt covenants at March 31, 2006.

For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 4 of the Notes to Consolidated Financial Statements in our 2005 Form 10-K and Note 4 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Equity Transactions

Sources and uses of cash related to equity during the three months ended March 31, 2006 and 2005 were as follows:

•       Under the stock repurchase program authorized by our Board of Directors, we purchased a total of 1.2 million and 0.8 million shares for $45.0 million and $25.0 million, respectively, of our common stock on the open market. The average price per share of these purchases totaled $37.18 and $30.78, respectively. At March 31, 2006, the amount available for future share repurchases under this program was approximately $300 million.

•       Our dividends per share was $0.04 per share and $0.03 per share, respectively. We paid cash dividends of $5.2 million and $4.0 million, respectively.

•       We received cash of $8.9 million and $18.8 million, respectively, from the exercise of stock options.

Contractual Obligations, Commercial Commitments and Other Contingencies

A potentially extraordinary use of cash would be the option that Computer Sciences Corporation (“CSC”) can exercise to sell its credit reporting business to us at any time prior to 2013. The option exercise price will be determined by agreement or by an appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if the option were exercised at December 31, 2005, the price range would approximate $650 million to $700 million. This estimate is based solely on our internal analysis of the value of the businesses, current market conditions and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than the estimated amount. Our agreement with CSC, which expires on July 31, 2008, also provides us with an option to purchase CSC’s credit reporting business if CSC does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. If CSC were to exercise its option, or if we were able to and decided to exercise our option, then we would have to obtain additional sources of funding. We believe that this funding would be available from sources such as additional bank lines of credit and the capital markets for debt and/or equity financing. However, the availability and terms of any such capital financing would be subject to a number of factors, including credit market conditions, the state of the equity markets, general economic conditions and our financial performance and condition.

Our contractual obligations, commercial commitments and other contingencies have not materially changed from those reported in our 2005 Form 10-K. For additional information about certain obligations and contingencies, see Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Off-Balance Sheet Arrangements

Other than facility leasing arrangements, we do not engage in off-balance sheet financing activities. In 1998, we entered into a synthetic lease on our Atlanta corporate headquarters building in order to obtain favorable financing terms with regard to this facility. This $29.0 million lease expires in 2010. Lease payments for the remaining term totaled $7.4 million at March 31, 2006. Under this synthetic lease arrangement, we have guaranteed the residual value of the leased property to the lessor. In the event that the property were to be sold by the lessor at the end of the lease term, we would be responsible for any shortfall of the sales proceeds, up to a maximum amount of $23.2 million, which equals 80% of the value of the property at the beginning of the lease term. A shortfall related to the residual value guarantee is being recognized as an expense ratably between January 1, 2005 through the end of the lease term. The liability for this shortfall, which was $4.0 million at March 31, 2006, is recorded in other long-term liabilities on our Consolidated Balance Sheet.

Related Party Transactions

There have not been any material changes in transactions with related parties. For additional information about our related parties and associated transactions, see Note 12 of the Notes to Consolidated Financial Statements in our 2005 Form 10-K.

Pension Plans

Pension benefits are provided through U.S. and Canadian defined benefit pension plans and two supplemental executive defined benefit pension plans. Substantially all employees participate in one or more of these plans. The measurement date for our defined benefit pension plans is December 31 of each year.

Since January 1, 2005, we have had two non-contributory qualified retirement plans covering all inactive retired and vested participants as of that date (the U.S. Retirement Income Plan, or “USRIP”) and all active employee participants as of that date (the Equifax Inc. Pension Plan, or “EIPP”). We also maintain a defined benefit plan for most salaried employees in Canada (the Canadian Retirement Income Plan, or “CRIP”). Benefits of both plans are primarily a function of salary and years of service. At December 31, 2005, the USRIP and the EIPP met or exceeded ERISA’s minimum funding requirements. We do not expect to have to make any minimum funding contributions under ERISA for 2006 with respect to the USRIP or the EIPP based on applicable law as currently in effect. In January 2006, however, we made a discretionary contribution of $20.0 million to the EIPP.

The discount rate assumption used to calculate annual expense was 5.80% for the USRIP and 6.26% for the EIPP for the twelve months ended December 31, 2005. In 2006, the discount rate used to calculate the annual SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”), expense is 5.70% for the USRIP and 5.89% for the EIPP. The decrease in discount rate is due to the general decline in long-term interest rates during 2005 and the consequent effect on the yields of the portfolio of long-term corporate bonds, which are used to determine the discount rate.

The expected rate of return on pension plan assets should approximate the actual long-term investment gain on those assets. The expected rate of return on plan assets used to calculate annual expense was 8.00% for the USRIP and 8.25% for the EIPP for the twelve months ended December 31, 2005. In 2006, the expected rate of return on plan assets used to calculate the annual SFAS No. 87 expense will be 8.00% for the USRIP and 8.25% for the EIPP, the same as 2005.

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

Subsidiary Dividend and Fund Transfer Limitations

The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited, in some cases, by certain restrictions imposed by foreign governments, which do not, individually or in the aggregate, materially limit our ability to serve our indebtedness, meet our current obligations or pay dividends.

RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2006, we adopted SFAS No. 123R, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires that the cost relating to share-based payment transactions in which an entity exchanges its equity instruments for goods or services from either employees or non-employees be recognized in the financial statements as the goods are received or services are rendered. That cost is measured based on the fair value of the equity or liability instruments issued. We are no longer permitted to follow the intrinsic value accounting method of APB No. 25, which resulted in no expense being recorded for stock option grants for which the exercise price was equal to the fair value of the underlying stock on the date of grant. Prior to the adoption of SFAS No. 123R, we recognized compensation expense for nonvested stock over the stated vesting period in accordance with APB No. 25.

SFAS No. 123R applies to all of our outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards. All of our stock-based awards, which are stock options and nonvested stock, are classified as equity instruments. In accordance with SFAS No. 123R, we elected to use the modified prospective transition method as opposed to the modified retrospective transition method. Under the modified prospective transition method, financial statements prior to adoption remain unchanged. The following discusses several other elections we made as a result of adopting SFAS No. 123R:

•       For our pro forma disclosures under SFAS No. 123, we used the Black-Scholes option pricing model. Upon the adoption of SFAS No. 123R, we compute the fair value of options granted on or after January 1, 2006 using the binomial model. Additionally, based on the guidance in SEC Staff Accounting Bulletin No. 107, “Share-Based Payment”, we changed our expected volatility assumption used in the binomial model. We will revisit all assumptions at each grant date. The fair value of stock options granted prior to the adoption of SFAS No. 123R, calculated using the Black-Scholes model, will remain unchanged.

•       Forfeitures under SFAS No. 123 were recognized when they occurred. SFAS No. 123R, however, requires forfeitures to be estimated at the grant date. Accordingly, compensation cost is recognized based on the number of awards expected to vest. There may be adjustments in future periods if actual forfeitures differ from our estimates. For nonvested shares granted prior to our adoption of SFAS No. 123R, we recorded a cumulative catch-up adjustment in January 2006 related to estimated forfeitures. This positive adjustment was not material to our Consolidated Financial Statements. Our forfeiture rate is based upon historical experience as well as anticipated employee turnover considering certain qualitative factors.

•       Generally, our stock options are subject to graded vesting, while our nonvested shares are subject to cliff vesting. SFAS No. 123R permits entities to elect between the accelerated recognition method or straight-line recognition method for recognizing compensation cost related to awards subject to graded vesting based on a service condition. Consistent with our prior practice, we continue to apply the accelerated recognition method related to awards subject to graded vesting, which results in more compensation cost early in the vesting period.

Our nonvested stock has accelerated vesting features upon retirement, while our stock-options continue to vest over the same vesting schedule even though no additional service is required by the employee after retirement. Upon the adoption of SFAS No. 123R, we began recognizing compensation cost related to new stock-based awards from the grant date through the date the employee is eligible to receive the award without further service, such as when the employee becomes retirement eligible, which may be shorter than the stated vesting period. For stock-based awards granted prior to the adoption of SFAS No. 123R, we recognized compensation cost over the stated vesting period and recognized the impact, if any, upon retirement; this recognition policy will continue for any such awards that were unvested at the time of adoption.

We do not expect to change our policies related to stock-based awards, such as the quantity or type of instruments issued, as a result of adopting SFAS No. 123R, nor do we plan on changing the terms of our stock-based awards. At March 31, 2006, our total unrecognized compensation cost related to nonvested stock and stock options was $15.3 million with a weighted-average recognition period of 2.5 years and $4.0 million with a weighted-average recognition period of 1.2 years, respectively.

SFAS No. 123R requires that benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior accounting standards. This requirement reduced operating cash flows and increased financing cash flows by $1.9 million during the three months ended March 31, 2006.

For additional information about the financial impact of SFAS No. 123R and differences in valuation methodologies and assumptions under SFAS No. 123R as compared to those used under SFAS No. 123, see Note 2 of the Notes to Consolidated Financial Statements in this Form 10-Q.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain.  The “Application of Critical Accounting Policies” section on page 44, and Note 1 to the Consolidated Financial Statements, in our 2005 Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from our estimates. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2006.

FORWARD-LOOKING STATEMENTS

We have included in this Quarterly Report on Form 10-Q, and from time to time our management may make, statements which may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Those statements appear at various places in this Form 10-Q, including Notes 2, 3, 5 and 6 of the Notes to the Consolidated Financial Statements, the sections entitled “Liquidity and Financial Condition”, “Pension Plans” and “Recent Accounting Pronouncements” under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under “Legal Proceedings” in Part II, Item 1 and elsewhere. Words such as “believes”, “anticipates”, “expects”, “intends”, “continue”, “remain”, “will”, “should”, “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date of this filing. Equifax undertakes no obligation to update any forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

The important factors that could cause actual results to differ materially from those in our specific forward-looking statements included in this Form 10-Q include, but are not limited to, our ability to generate cash from operating activities; changes in interest rates and other volatility in the financial markets that may impact the use of credit or the level of mortgage activity; declines in our credit ratings or financial condition which could restrict our access to the capital markets or materially increase our financing costs; changes in the assumptions underlying our share-based awards and related compensation and employment policies; changes in pension funding regulations, pension liabilities and rates of return on pension assets; changes in accounting standards; changes in the market value of our assets or the actual cost of our commitments or contingencies, including, without limitation, the negotiated or appraised price payable under the CSC option, if exercised; and the outcome of our litigation, as well as the more comprehensive risk factors discussed in our 2005 Form 10-K under “Forward-Looking Statements” on page 2 and “Risk Factors” in Part I, Item 1A, and in our other filings with the SEC. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk,” in Part II, Item 7A of our 2005 Form 10-K. There were no material changes to our market risk exposure during the three months ended March 31, 2006.

ITEM 4.                CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

On December 30, 2003, Equifax and Naviant, Inc. served a demand for arbitration alleging, among other things, that the shareholder sellers of Naviant had breached various representations and warranties concerning information furnished to us in connection with our acquisition of Naviant in 2002. The arbitration demand seeks rescission of our Naviant purchase and the recovery of the purchase price or, in the alternative, recovery of monetary damages on various grounds. On March 22, 2004, we recommenced our demand for arbitration in order to utilize the procedures of the American Arbitration Association. Some of the respondents have answered and denied liability. Following the dismissal of the action described in the next paragraph, a schedule was established for the arbitration, which is now underway. Discovery is ongoing and a hearing on the merits is scheduled for February 5, 2007. We cannot at this time predict the probable outcome of this matter.

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

On April 19, 2006, in an action captioned Steven G. Millett and Melody J. Millett v. Equifax Information Services, LLC and Equifax Consumer Services, Inc., which was originally filed on June 16, 2004 and was recently transferred from the U.S. District Court for Kansas to the U.S. District Court for the Northern District of Georgia, plaintiffs filed a Fifth Amended Class Action Complaint. In this Complaint, plaintiffs assert, among other allegations, that Equifax Consumer Services, Inc. sold Equifax’s Credit Watch product in violation of CROA, asserting claims similar to those made by plaintiff in the Hillis case described in the preceding paragraph. Plaintiffs seek certification of a class on behalf of all individuals who purchased the

CreditWatch product from Equifax from September 9, 2001 to the present, and unspecified damages, attorney’s fees and costs. Discovery has commenced. Equifax denies any liability or wrongdoing, denies that a class action is appropriate and will vigorously defend against all claims.

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

On October 13, 2004, an action captioned Nunnally, et al. v. Equifax Information Services LLC was commenced in the U.S. District Court of the Northern District of Alabama. The complaint alleges that the Company violated the Fair Credit Reporting Act by failing to provide a full disclosure along with its reinvestigation results sent to consumers that disputed the accuracy of their consumer reports. Plaintiffs seek to represent a class of all consumers to which the Company failed to send a complete disclosure after completion of reinvestigation. Plaintiffs are seeking unspecified damages, attorneys’ fees and costs. On February 4, 2005, the District Court denied our motion to dismiss the complaint, but certified the issue for immediate appeal and stayed the case. The Eleventh Circuit granted our motion to appeal and the appeal is now pending. Equifax believes it has meritorious defenses to the claims asserted and intends to vigorously defend this case.

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

For information about contingent tax matters related to Canada Revenue Agency, see Part I, Item 1, Notes to Consolidated Financial Statements—Note 5 of the Notes to Consolidated Financial Statements, Commitments and Contingencies, in this Form 10-Q.

ITEM 1A.        RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our 2005 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2005 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during the three months ended March 31, 2006:

				Maximum Number (or Approximate
			Total Number	Dollar Value)
	Total		of Shares Purchased	of Shares that May
	Number	Average	as Part of	Yet Be Purchased
	of Shares	Price Paid	Publicly-Announced	Under the Plans or
Period	Purchased(1)	Per Share(2)	Plans or Programs	Programs(3)
December 31, 2005				$95,342,269
January 1 - January 31, 2006	31,128	$—	—	$95,342,269
February 1 - February 28, 2006	776,916	$36.95	772,000	$316,816,494
March 1 - March 31, 2006	440,881	$37.59	438,000	$300,353,341
Total	1,248,925	$37.18	1,210,000	$300,353,341

(1)          The total number of shares purchased includes: (1) shares purchased pursuant to our publicly announced share repurchase program (“Program”); and (2) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 31,128 shares in January 2006, 4,916 shares in February 2006 and 2,881 shares in March 2006.

(2)          Average price paid per share for shares purchased as part of the Program (includes brokerage commissions). There were no purchases under the Program during January 2006.

(3)          The Program was last amended by our Board of Directors on February 24, 2006, to authorize the repurchase of $250.0 million of our common stock (in addition to the then-remaining previous authorization of $68.7 million) from time to time, directly or through brokers or agents, and has no stated expiration date.

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

ITEM 6.                EXHIBITS

The following is a complete list of Exhibits included as part of this Report. A list of those documents filed with this Report is set forth on the Index to Exhibits appearing elsewhere in this Report and is incorporated by reference:

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
99.1	Reconciliation of Non-GAAP Financial Measure to the Corresponding GAAP Measure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUIFAX INC.
(Registrant)
Date: May 4, 2006	By:	/s/ RICHARD F. SMITH
Richard F. Smith
Chairman and Chief Executive Officer (Principal Executive Officer)
Date: May 4, 2006		/s/ DONALD T. HEROMAN
Donald T. Heroman
Corporate Vice President and Chief Financial Officer (Principal Financial Officer)
Date: May 4, 2006		/s/ NUALA M. KING
Nuala M. King
Vice President and Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

The following documents are being filed with this Report.

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
99.1	Reconciliation of Non-GAAP Financial Measure to the Corresponding GAAP Measure.