Form 10-Q
period 2006-06-30
EQUIFAX INC
filed 2006-08-02
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006
Common Stock, $1.25 Par Value	126,629,022

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2006

PART I.      FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS (unaudited)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,
	2006	2005
(In millions, except per share amounts)	(Unaudited)
Operating revenue	$387.7	$363.4
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	161.8	147.8
Selling, general and administrative expenses	109.0	88.8
Depreciation and amortization	20.5	20.1
Total operating expenses	291.3	256.7
Operating income	96.4	106.7
Interest expense	(8.2)	(9.8)
Minority interests in earnings, net of tax	(1.1)	(1.3)
Other income, net	15.0	2.4
Income before income taxes	102.1	98.0
Provision for income taxes	(32.5)	(35.4)
Net income	$69.6	$62.6
Basic earnings per common share	$0.54	$0.48
Shares used in computing basic earnings per share	128.1	129.8
Diluted earnings per common share	$0.53	$0.47
Shares used in computing diluted earnings per share	130.4	132.7
Dividends per common share	$0.04	$0.04

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended June 30,
	2006	2005
(In millions, except per share amounts)	(Unaudited)
Operating revenue	$761.7	$706.8
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	311.7	290.3
Selling, general and administrative expenses	202.8	167.8
Depreciation and amortization	41.6	40.0
Total operating expenses	556.1	498.1
Operating income	205.6	208.7
Interest expense	(16.1)	(18.9)
Minority interests in earnings, net of tax	(2.0)	(2.6)
Other income, net	15.5	5.1
Income before income taxes	203.0	192.3
Provision for income taxes	(70.5)	(71.1)
Net income	$132.5	$121.2
Basic earnings per common share	$1.03	$0.93
Shares used in computing basic earnings per share	128.6	129.8
Diluted earnings per common share	$1.01	$0.91
Shares used in computing diluted earnings per share	131.0	132.6
Dividends per common share	$0.08	$0.07

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
(In millions, except par values)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48.2	$37.5
Trade accounts receivable, net of allowance for doubtful accounts of $10.6 at June 30, 2006 and $9.6 at December 31, 2005	239.0	216.0
Prepaid expenses	24.9	17.9
Other current assets	10.4	9.0
Total current assets	322.5	280.4
Property and equipment:
Capitalized internal-use software and system costs	225.3	205.9
Data processing equipment and furniture	131.4	124.5
Land, buildings and improvements	29.2	29.1
Total property and equipment	385.9	359.5
Less accumulated depreciation and amortization	(227.6)	(202.7)
Total property and equipment, net	158.3	156.8
Goodwill	804.8	791.2
Indefinite-lived intangible assets	95.3	95.0
Purchased intangible assets, net	250.2	263.4
Prepaid pension asset	191.5	183.7
Other assets, net	61.1	61.0
Total assets	$1,883.7	$1,831.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current maturities	$95.6	$92.3
Accounts payable	16.8	5.9
Accrued expenses	51.4	54.0
Accrued salaries and bonuses	26.1	40.7
Deferred revenue	63.9	49.2
Accrued legal expenses	20.0	6.1
Other current liabilities	38.8	46.3
Total current liabilities	312.6	294.5
Long-term debt	433.8	463.8
Deferred income tax liabilities, net	129.8	126.1
Other long-term liabilities	114.8	126.8
Total liabilities	991.0	1,011.2
Commitments and contingencies (see Note 5)
Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized shares—10.0; Issued shares—none	—	—
Common stock, $1.25 par value: Authorized shares—300.0; Issued shares—185.9 at June 30, 2006 and 185.2 at December 31, 2005; Outstanding shares—127.3 at June 30, 2006 and 129.2 at December 31, 2005	232.4	231.5
Paid-in capital	587.5	559.0
Retained earnings	1,647.0	1,525.1
Accumulated other comprehensive loss	(138.3)	(157.8)
Treasury stock, at cost, 54.4 shares at June 30, 2006 and 51.7 shares at December 31, 2005	(1,374.2)	(1,274.6)
Stock held by employee benefit trusts, at cost, 4.2 shares at June 30, 2006 and 4.3 shares at December 31, 2005	(61.7)	(62.9)
Total shareholders’ equity	892.7	820.3
Total liabilities and shareholders’ equity	$1,883.7	$1,831.5

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(In millions)	2006	2005
	(Unaudited)
Operating activities:
Net income	$132.5	$121.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41.6	40.0
Stock-based compensation expense	10.8	3.8
Tax effects of stock-based compensation plans	4.2	7.4
Excess tax benefits from stock-based compensation plans	(2.9)	—
Deferred income taxes	0.3	13.3
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(20.5)	(16.8)
Prepaid expenses and other current assets	(6.6)	0.2
Other assets	(4.7)	(13.6)
Current liabilities, excluding debt	14.3	(15.2)
Other long-term liabilities, excluding debt	(13.0)	(8.0)
Cash provided by operating activities	156.0	132.3
Investing activities:
Capital expenditures	(26.5)	(22.1)
Acquisitions, net of cash acquired	—	(104.5)
Other	(0.1)	10.1
Cash used in investing activities	(26.6)	(116.5)
Financing activities:
Net short-term borrowings	3.3	11.4
Net repayments under long-term revolving credit facilities	(30.0)	—
Treasury stock purchases	(98.6)	(55.0)
Dividends paid	(10.3)	(9.4)
Proceeds from exercise of stock options	13.4	31.0
Excess tax benefits from stock-based compensation plans	2.9	—
Other	0.1	0.5
Cash used in financing activities	(119.2)	(21.5)
Effect of foreign currency exchange rates on cash and cash equivalents	0.5	(1.7)
Increase (decrease) in cash and cash equivalents	10.7	(7.4)
Cash and cash equivalents, beginning of period	37.5	52.1
Cash and cash equivalents, end of period	$48.2	$44.7

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(UNAUDITED)

							Stock
					Accumulated		Held By
	Common Stock				Other		Employee	Total
	Outstanding		Paid-In	Retained	Comprehensive	Treasury	Benefit	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Stock	Trusts	Equity
	(In millions)
Balance, December 31, 2005	129.2	$231.5	$559.0	$1,525.1	$(157.8)	$(1,274.6)	$(62.9)	$820.3
Net income	—	—	—	132.5	—	—	—	132.5
Other comprehensive income	—	—	—	—	19.5	—	—	19.5
Shares issued under stock plans	0.6	0.7	10.6	—	—	—	—	11.3
Shares issued under benefits plans	0.1	—	1.5	—	—	—	1.2	2.7
Treasury stock traded for minimum tax withholdings	—	—	—	—	—	(1.6)	—	(1.6)
Treasury stock traded for option price	—	—	0.2	—	—	(1.0)	—	(0.8)
Treasury stock purchased ($36.75 per share)*	(2.6)	—	—	—	—	(97.0)	—	(97.0)
Cash dividends ($0.08 per share)	—	—	—	(10.6)	—	—	—	(10.6)
Stock-based compensation expense	—	—	10.8	—	—	—	—	10.8
Tax effects of stock-based compensation plans	—	—	4.2	—	—	—	—	4.2
Dividends paid to employee benefits trusts	—	—	0.3	—	—	—	—	0.3
Other	—	0.2	0.9	—	—	—	—	1.1
Balance, June 30, 2006	127.3	$232.4	$587.5	$1,647.0	$(138.3)	$(1,374.2)	$(61.7)	$892.7

*At June 30, 2006, $248.4 million was authorized for future repurchases of our common stock.

Accumulated Other Comprehensive Loss consists of the following components:

	June 30, 2006	December 31, 2005
	(In millions)
Foreign currency translation	$(121.2)	$(140.1)
Minimum pension liability, net of accumulated tax of $10.0 at June 30, 2006 and December 31, 2005	(16.7)	(16.7)
Cash flow hedging transactions, net of tax of $0.3 and $0.6 at June 30, 2006 and December 31, 2005, respectively	(0.4)	(1.0)
Accumulated other comprehensive loss	$(138.3)	$(157.8)

Comprehensive Income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In millions)
Net income	$69.6	$62.6	$132.5	$121.2
Other comprehensive income (loss):
Foreign currency translation adjustment	10.5	7.8	18.9	1.1
Change in cumulative loss from cash flow hedging transactions	0.2	(0.3)	0.6	0.2
Minimum pension liability adjustment	—	—	—	(1.0)
Comprehensive income	$80.3	$70.1	$152.0	$121.5

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2006

As used herein, the terms “Equifax”, “the Company”, “we”, “our” and “us” refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations.   We collect, organize and manage various types of financial, demographic and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as state and federal governments. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to individuals. We operate in 13 countries: North America (the U.S., Canada and Costa Rica), Europe (the United Kingdom, Ireland, Spain and Portugal) and Latin America (Brazil, Argentina Chile, El Salvador, Peru and Uruguay). For information about our operating segments, including product and service offerings, see Note 8 of the Notes to Consolidated Financial Statements.

Basis of Presentation.   The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. As a result, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2005 (“2005 Form 10-K”).

We believe that the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting of normal recurring items, considered necessary for a fair statement of results for the interim periods presented.

We have reclassified certain prior period amounts in our Consolidated Financial Statements to conform to the current period presentation, including the reclassification of prior year amounts related to the presentation of purchased software from other assets, net to capitalized internal-use software and system costs on our Consolidated Balance Sheets. The purchased software balance and related accumulated amortization was $53.0 million and $28.3 million, respectively, at June 30, 2006, and $43.5 million and $23.7 million, respectively, at December 31, 2005.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In millions)
Weighted-average shares outstanding (basic)	128.1	129.8	128.6	129.8
Effect of dilutive securities:
Stock options	1.8	2.3	1.9	2.2
Long-term incentive plans	0.5	0.6	0.5	0.6
Weighted-average shares outstanding (diluted)	130.4	132.7	131.0	132.6

Between July 1, 2006 and August 1, 2006, we purchased 0.8 million shares of our common stock for $25.7 million under the stock repurchase program authorized by our Board of Directors.

Recent Accounting Pronouncements.   In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s Consolidated Financial Statements. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We are required to adopt FIN 48 on January 1, 2007. We are currently evaluating the impact of adopting FIN 48 on our Consolidated Financial Statements.

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

SFAS No. 123R applies to all of our outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards. All of our stock-based awards, which are stock options and nonvested stock, are classified as equity instruments. In accordance with SFAS No. 123R, we elected to use the modified prospective transition method as opposed to the modified retrospective transition method. Under the modified prospective transition method, financial statements prior to adoption remain unchanged. The following discusses several other elections we made as a result of adopting SFAS No. 123R:

•                    For our pro forma disclosures under SFAS No. 123, we used the Black-Scholes option pricing model. Upon the adoption of SFAS No. 123R, we compute the fair value of options granted on or after January 1, 2006 using the binomial model. Additionally, based on the guidance in Securities and Exchange Commission Staff Accounting Bulletin No. 107, “Share-Based Payment”, we changed our expected volatility assumption used in the binomial model. We will revisit all assumptions at each grant date. The fair value of stock options granted prior to the adoption of SFAS No. 123R, calculated using the Black-Scholes model, remains unchanged.

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

Our nonvested stock has accelerated vesting features upon retirement, while our stock options continue to vest over the same vesting schedule even though no additional service is required by the employee after retirement. Upon the adoption of SFAS No. 123R, we began recognizing compensation cost related to new stock-based awards from the grant date through the date the employee is eligible to receive the award without further service, such as when the employee becomes retirement eligible, which may be shorter than the stated vesting period. For stock-based awards granted prior to the adoption of SFAS No. 123R, we recognized compensation cost over the stated vesting period and recognized the impact, if any, upon retirement; this recognition policy will continue for any such awards that were unvested at the time of adoption.

Stock-Based Award Plans.

Stock Options.   Our shareholders have approved a stock option plan which provides that qualified and nonqualified stock options may be granted to officers and employees. In addition, stock options remain outstanding under two plans from which no new grants may be made. Authorized stock option grants can only be made from shareholder approved plans. The plan requires that stock options be granted at exercise prices not less than market value on the date of grant. Generally, stock options are subject to graded vesting for periods of up to three years based on service, with 25% vesting immediately upon grant, and expire ten years from the grant date. The following table summarizes changes in outstanding stock options during the six months ended June 30, 2006, as well as stock options that are vested and expected to vest and stock options exercisable at June 30, 2006:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at December 31, 2005	6,453	$22.68
Granted (all at market price)	751	$36.56
Exercised	(693)	$20.60
Forfeited and cancelled	(71)	$30.87
Outstanding at June 30, 2006	6,440	$24.44	6.2	$65.5
Vested and expected to vest at June 30, 2006	6,312	$24.31	6.1	$65.0
Exercisable at June 30, 2006	5,360	$22.75	5.7	$62.6

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of Equifax’s common stock on June 30, 2006 and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on June 30, 2006. In future periods, this amount will change depending on fluctuations in Equifax’s stock price. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was $4.2 million and $11.9 million, respectively.

Nonvested Stock.   Our plan also provides for awards of nonvested shares of our common stock that can be granted to executive officers, employees and directors. Nonvested stock awards are generally subject to cliff vesting over a period between three to five years based on service. The following table summarizes changes in our nonvested stock during the six months ended June 30, 2006 and the related weighted-average grant date fair value:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2005	689	$28.74
Granted	232	$37.15
Vested	(111)	$27.12
Forfeited	(10)	$28.34
Nonvested at June 30, 2006	800	$31.40

The total fair value of nonvested stock that vested during the three and six months ended June 30, 2006, was $2.8 million and $4.1 million, respectively, based on the weighted-average fair value on the vesting date and $2.3 million and $3.0 million, respectively, based on the weighted-average fair value on the date of grant.

We expect to issue new shares of common stock or common shares held by our employee benefits trust upon the exercise of stock options or once nonvested shares vest. We do not expect to change our policies related to stock-based awards, such as the quantity or type of instruments issued, as a result of adopting SFAS No. 123R, nor do we plan on changing the terms of our stock-based awards. At June 30, 2006, there were 2.4 million shares available for future stock option grants and nonvested stock awards.

Measurement of Fair Value.

Stock Options.   We use the binomial model to calculate the fair value of stock options granted on or after January 1, 2006. The binomial model incorporates assumptions regarding anticipated employee exercise behavior, expected stock price volatility, dividend yield and risk-free interest rate. Anticipated employee exercise behavior and expected post-vesting cancellations over the contractual term used in the binomial model were primarily based on historical exercise patterns. These historical exercise patterns indicated there was not significantly different exercise behavior between employee groups. For our expected stock price volatility assumption, we weighted historical volatility and implied volatility. We used daily observations for historical volatility, while our implied volatility assumption was based on actively traded options related to our common stock. The expected term is derived from the binomial model based on assumptions incorporated into the binomial model as described above.

The fair value for stock options granted during the three and six months ended June 30, 2006 and 2005, was estimated at the date of grant using the binomial model and the Black-Scholes model, respectively, with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Dividend yield	0.5%	0.5%	0.5%	0.5%
Expected volatility	23.9%	31.4%	24.1%	31.4%
Risk-free interest rate	4.9%	3.7%	4.8%	3.7%
Expected term (in years)	4.4	4.5	4.4	4.5
Weighted-average fair value of stock options granted	$8.27	$9.86	$8.32	$9.76

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

Financial Statement Impact.   Total stock-based compensation expense was $6.6 million and $2.1 million, for the three months ended June 30, 2006 and 2005, respectively, of which $6.2 million and $2.1 million, respectively, was included in selling, general and administrative expenses in our Consolidated Statements of Income. The income tax benefit related to stock-based compensation expense was $2.3 million and $0.8 million for the three months ended June 30, 2006 and 2005, respectively.

Total stock-based compensation expense was $10.8 million and $3.8 million, for the six months ended June 30, 2006 and 2005, respectively, of which $10.1 million and $3.8 million, respectively, was included in selling, general and administrative expenses in our Consolidated Statements of Income. The income tax benefit related to stock-based compensation expense was $3.8 million and $1.4 million for the six months ended June 30, 2006 and 2005, respectively.

For the three months ended June 30, 2006, the incremental negative impact of adopting SFAS No. 123R was $3.5 million, pretax, and $2.3 million, net of tax, with a $0.02 impact on basic and diluted EPS. For the six months ended June 30, 2006, the incremental negative impact of adopting SFAS No. 123R was $5.8 million, pretax, and $3.9 million, net of tax, with a $0.03 impact on basic and diluted EPS. The incremental impact of SFAS No. 123R during the three and six months ended June 30, 2006 represents (1) the stock option expense related to stock options unvested at the time of adoption and those granted during the six months ended June 30, 2006, (2) the accelerated expense recognition for nonvested shares that were granted during the six months ended June 30, 2006, to employees that are retirement eligible prior to the expiration of the stated vesting period, and (3) the impact of estimating forfeitures related to nonvested shares.

At June 30, 2006, our total unrecognized compensation cost related to nonvested stock and stock options was $15.1 million with a weighted-average recognition period of 2.4 years and $5.0 million with a weighted-average recognition period of 1.3 years, respectively.

SFAS No. 123R requires that benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior accounting standards. This requirement reduced operating cash flows and increased financing cash flows by $2.9 million during the six months ended June 30, 2006.

Prior to January 1, 2006, we accounted for stock-based compensation under APB No. 25 and related interpretations, as permitted by SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation—Transitional Disclosure.” Accordingly, by our use of the intrinsic value method to account for stock-based employee compensation, we did not recognize compensation cost in connection with our stock option plans during the three and six months ended June 30, 2005. If we had elected to recognize compensation cost for our stock options granted during the three and six months ended June 30, 2005 based on the grant date fair value as prescribed by SFAS No. 123, net income and EPS would have been reduced to the pro forma amounts indicated in the table below:

	Three Months Ended	Six Months Ended
(In millions, except per share amounts)	June 30, 2005	June 30, 2005
Net income, as reported	$62.6	$121.2
Add: Total stock-based employee compensation expense, net of related tax effect, included in reported net income	1.3	2.4
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(2.9)	(5.5)
Pro forma net income	$61.0	$118.1
Earnings per share:
Basic—as reported	$0.48	$0.93
Basic—pro forma	$0.47	$0.91
Diluted—as reported	$0.47	$0.91
Diluted—pro forma	$0.46	$0.89

3.   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill.   Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill is tested for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment test as of September 30. Goodwill allocated to our reporting units at December 31, 2005 and changes in the carrying amount of goodwill during the six months ended June 30, 2006 are as follows:

	Information	Marketing	Personal	European	Latin American
	Services	Services	Solutions	Operations	Operations	Corporate	Total
	(In millions)
Balance, December 31, 2005	$232.8	$289.5	$1.8	$105.4	$155.8	$5.9	$791.2
Purchase price adjustment	—	(0.2)	—	—	—	—	(0.2)
Foreign currency translation	2.0	—	—	6.5	5.3	—	13.8
Balance, June 30, 2006	$234.8	$289.3	$1.8	$111.9	$161.1	$5.9	$804.8

Indefinite-Lived Intangible Assets.   Indefinite-lived intangible assets consist of contractual/territorial rights representing the estimated fair value of rights to operate in certain territories acquired through the purchase of independent credit reporting agencies in the U.S. and Canada. Our contractual/territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. In accordance with SFAS No. 142, we are required to test indefinite-lived intangible assets for impairment annually or whenever events and circumstances indicate that there may be an impairment of the asset value. Our annual impairment test date is September 30.

Purchased Intangible Assets.   Purchased intangible assets represent the estimated fair value of acquired intangible assets used in our business. Purchased data files represent the estimated fair value of files acquired primarily through the purchase of independent credit reporting agencies in the U.S. and Canada. We expense the cost of modifying and updating credit files in the period such costs are incurred. We generally amortize purchased data files, which primarily consist of acquired credit files, over 15 years on a straight-line basis. Acquired software is amortized over a period of three to seven years and non-compete agreements are amortized over a period of two to three years. All of our purchased intangible assets are amortized on a straight-line basis. Purchased intangible assets at June 30, 2006 and December 31, 2005 consist of the following:

	June 30, 2006			December 31, 2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(In millions)
Definite-lived intangible assets:
Purchased data files	$394.6	$(181.1)	$213.5	$398.9	$(176.2)	$222.7
Acquired software	38.6	(13.9)	24.7	38.7	(12.0)	26.7
Non-compete agreements	11.9	(10.4)	1.5	11.9	(9.2)	2.7
Customer relationships	11.4	(1.4)	10.0	11.4	(0.7)	10.7
Purchased trademarks	0.8	(0.3)	0.5	0.8	(0.2)	0.6
Total definite-lived intangible assets	$457.3	$(207.1)	$250.2	$461.7	$(198.3)	$263.4

Amortization expense related to purchased intangible assets was $7.7 million and $6.4 million during the three months ended June 30, 2006 and 2005, respectively. Amortization expense related to purchased intangible assets was $16.0 million and $13.8 million during the six months ended June 30, 2006 and 2005, respectively. Estimated future amortization expense related to definite-lived purchased intangible assets at June 30, 2006 is as follows:

Years ending December 31,	Amount
(In millions)
Six months ending December 31, 2006	$15.3
2007	29.4
2008	28.3
2009	27.7
2010	27.4
Thereafter	122.1
$250.2

4.   DEBT

Debt outstanding at June 30, 2006 and December 31, 2005 was as follows:

	June 30, 2006	December 31, 2005
	(In millions)
Notes, 4.95%, due November 2007	$250.0	$250.0
Debentures, 6.9%, due July 2028	150.0	150.0
Trade receivables-backed revolving credit facility	90.0	88.0
Borrowings under long-term revolving credit facilities	35.0	65.0
Other	5.6	4.4
Total debt	530.6	557.4
Less short-term debt and current maturities	(95.6)	(92.3)
Less unamortized discounts	(1.2)	(1.3)
Total long-term debt	$433.8	$463.8

On July 24, 2006, we amended and restated our existing five-year, $500 million senior unsecured revolving credit facility with SunTrust Bank, as Joint Lead and Administrative Agent, Banc of America Securities, LLC, as Joint Lead and Syndication Agent, and a number of other financial institutions. SunTrust Bank and Bank of America, N.A., of which Banc of America Securities, LLC is a subsidiary, are both considered related parties in accordance with SFAS No. 57, “Related Party Disclosures,” since members of our Board of Directors have affiliations with these companies. Under the Amended and Restated Credit Agreement (the “Amended Credit Agreement”), SunTrust Bank and Banc of America Securities, LLC have each committed $75.0 million. We believe that the terms of this transaction are at current market rates and would not have been any different had it been negotiated with an independent third party. For additional information about these related parties, see Note 12 of the Notes to Consolidated Financial Statements in our 2005 Form 10-K.

Under the Amended Credit Agreement, among other provisions, the term was extended from August 20, 2009 to July 24, 2011; the applicable margin for borrowings and the annual facility fee were lowered; the maximum leverage ratio (as defined in the Amended Credit Agreement) was increased from 3.0 to 1 to 3.50 to 1; and a minimum interest coverage ratio was deleted. The Amended Credit Agreement may be used for working capital and other general corporate purposes.

The Amended Credit Agreement also includes an “accordion” feature that will allow us to request an increase of up to $500 million in the maximum borrowing commitment, which cannot exceed $1.0 billion. Each member of the lending group may elect to participate or not participate in any request we make to increase the maximum borrowing commitment. In addition, any increase in the borrowing capacity pursuant to this accordion feature is subject to certain terms and conditions, including the absence of an event of default. The increased borrowing commitment may be used for general corporate purposes.

At June 30, 2006, interest was payable on borrowings under the existing credit facility at the base rate or London Interbank Offered Rate plus a specified margin or competitive bid option as selected by us from time to time. The annual facility fee and interest rate are subject to adjustment based on our debt ratings. As of June 30, 2006, $465.0 million was available and there were outstanding borrowings of $35.0 million under this facility.

5.   COMMITMENTS AND CONTINGENCIES

Headquarters Lease.   Other than facility leasing arrangements, we do not engage in off-balance sheet financing activities. We have entered into a synthetic lease on our Atlanta corporate headquarters building in order to provide us with favorable financing terms with regard to this facility. This $29.0 million lease was entered into in 1998 and expires in 2010. Total lease payments for the remaining term total $6.9 million. Under this synthetic lease arrangement, we have also guaranteed the residual value of the leased property to the lessor. In the event that the property were to be sold by the lessor at the end of the lease term, we would be responsible for any shortfall of the sales proceeds, up to a maximum amount of $23.2 million, which equals 80% of the value of the property at the beginning of the lease term. A shortfall related to the residual value guarantee is being recognized as an expense ratably between January 1, 2005 through the end of the lease term. The liability for this shortfall, which was $4.0 million at June 30, 2006 and December 31, 2005, is recorded in other long-term liabilities on our Consolidated Balance Sheets.

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

Agreement with Computer Sciences Corporation.   We have an agreement with Computer Sciences Corporation and certain of its affiliates, collectively CSC, under which CSC-owned credit reporting agencies utilize our computerized credit database services. CSC retains ownership of its credit files and the revenues generated by its credit reporting activity. We receive a processing fee for maintaining the database and for each report supplied. The agreement expires July 31, 2008. The agreement provides us with an option to purchase CSC’s credit reporting business if CSC does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. Under the agreement CSC also has an option, exercisable at any time, to sell its credit reporting business to us. The option expires in 2013. The option exercise price will be determined by agreement or by a third-party appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if the option would have been exercised at December 31, 2005, the price range would approximate $650 million to $700 million. This estimate is based solely on our internal analysis of the value of the businesses, current market conditions and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than the estimated amount.

Guarantees.   We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit is not material at June 30, 2006. Guarantees are issued from time to time to support the needs of operating units. We also guarantee the operating lease payments of a lease between third parties. The operating lease, which expires December 31, 2011, has a remaining balance of $7.3 million based on the undiscounted value of remaining lease payments, including real estate taxes, at

June 30, 2006. We believe that the likelihood of demand for payment by us is minimal and expect no material losses to occur related to this guarantee. Accordingly, we do not have a liability on our Consolidated Balance Sheets at June 30, 2006 or December 31, 2005 related to this guarantee.

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

We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We have no accrual related to indemnifications on our Consolidated Balance Sheets at June 30, 2006 and December 31, 2005.

Contingencies.   We are involved in legal proceedings, claims and litigation arising in the ordinary course of business. We periodically assess our exposure related to these matters based on the information which is available. In accordance with SFAS No. 5, “Accounting for Contingencies,” we have recorded accruals in our Consolidated Financial Statements for those matters in which it is probable that we have incurred a loss and the amount of the loss, or range of loss, can be reasonably estimated. During the second quarter of 2006, we recorded a $14.0 million loss contingency ($8.7 million, net of tax) related to certain legal matters. Of this $14.0 million loss, $11.5 million was recognized in selling, general and administrative expenses and $2.5 million was recognized in cost of services on our Consolidated Statements of Income during the three and six months ended June 30, 2006, and is included within our Personal Solutions segment financial results.

For other legal proceedings, claims and litigation, we cannot reasonably estimate the potential loss because of uncertainties about the outcome of the matter and the amount of the loss or range of loss. We also accrue for unpaid legal fees for services performed to date. Although the final outcome of these other matters cannot be predicted with certainty, any possible adverse outcome arising from these matters is not expected to have a material impact on our Consolidated Financial Statements, either individually or in the aggregate. However, our evaluation of the likely impact of these matters may change in the future.

In June 2006, we consummated a $15.2 million cash settlement with certain former shareholder sellers of Naviant, Inc. In 2004, we served a demand for arbitration alleging, among other things, that the sellers had breached various representations and warranties concerning information furnished to us in connection with our acquisition of Naviant, Inc. in 2002. As a result of this settlement, we recognized a $14.1 million non-taxable gain in other income, net on our Consolidated Statements of Income for the three and six months ended June 30, 2006. Additionally, the $15.2 million cash settlement was recorded in cash provided by operating activities on our Consolidated Statement of Cash Flows for the six months ended June 30, 2006.

Tax Matters.   In 2003, the Canada Revenue Agency (“CRA”) issued Notices of Reassessment asserting that Acrofax, Inc., a wholly-owned Canadian subsidiary of Equifax, is liable for additional tax for the 1995 through 2000 tax years, related to certain intercompany capital contributions and loans. The additional tax sought by the CRA for these periods ranges, based on alternative theories, from $7.7 million ($8.5 million Canadian dollars) to $17.1 million ($19.0 million Canadian dollars), plus interest and penalties. Acrofax has filed Notices of Objection in response to the Notices of Reassessment. On September 2, 2003, we made a statutorily-required deposit of $6.1 million ($6.8 million Canadian dollars) against the CRA’s primary assessment theory, which is recorded in our Consolidated Balance Sheet at June 30, 2006. We intend to vigorously contest these reassessments and do not believe we have violated any statutory provision or rule. If the final outcome of this matter was unfavorable to us, an additional claim may be filed by the local province; the likelihood and potential amount of such claim is unknown at this time. We cannot predict when this tax matter will be resolved.

6.   INCOME TAXES

Effective Tax Rate.   The income tax provisions for the three and six months ended June 30, 2006 and 2005 were based on the estimated effective tax rates applicable for the twelve months ended December 31, 2006 and 2005, after considering items specifically related to the interim periods. Our effective income tax rate was 34.7% for the six months ended June 30, 2006 down from 37.0% for the same period in 2005. The reduction was due primarily to the non-taxable litigation settlement with certain former selling shareholders of Naviant, Inc. (as discussed in Note 5 of the Notes to Consolidated Financial Statements) and lower state income taxes, partially offset by additional tax expense related to non-deductible executive compensation and a higher foreign tax rate. The effective income tax rate was 31.8% for the three months ended June 30, 2006 and 36.1% for the same period in 2005, due to the same factors discussed above.

7.   BENEFIT PLANS

We have defined benefit pension plans and defined contribution plans. Substantially all U.S., Canadian and U.K. employees participate in one or more of these plans. We also maintain certain health care and life insurance benefit plans for eligible retired employees. The measurement date for our defined benefit pension plans and other postretirement benefit plans is December 31 of each year.

The following table provides the components of net periodic benefit cost for the three months ended June 30, 2006 and 2005:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2006	2005	2006	2005
	(In millions)
Service cost	$2.4	$2.0	$0.1	$0.1
Interest cost	8.0	7.9	0.4	0.4
Expected return on plan assets	(10.3)	(10.1)	(0.3)	(0.3)
Amortization of prior service cost	0.1	1.1	0.1	0.2
Recognized actuarial loss	2.5	2.1	—	—
Total net periodic benefit cost	$2.7	$3.0	$0.3	$0.4

The following table provides the components of net periodic benefit cost for the six months ended June 30, 2006 and 2005:

	Pension Benefits		Other Benefits
	Six Months Ended June 30,
	2006	2005	2006	2005
	(In millions)
Service cost	$4.8	$3.9	$0.2	$0.2
Interest cost	16.0	15.8	0.8	0.8
Expected return on plan assets	(20.5)	(20.2)	(0.6)	(0.6)
Amortization of prior service cost	0.3	2.2	0.2	0.4
Recognized actuarial loss	5.0	4.2	0.1	—
Total net periodic benefit cost	$5.6	$5.9	$0.7	$0.8

8.   SEGMENT INFORMATION

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

Operating revenue, operating income and income before taxes by segment for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Operating revenue	2006	2005	2006	2005
	(In millions)
North America
Information Services	$211.1	$205.8	$419.0	$398.3
Marketing Services	69.3	62.8	134.9	121.6
Personal Solutions	31.2	29.3	61.8	59.1
North America	311.6	297.9	615.7	579.0
Europe	37.6	35.0	72.5	71.7
Latin America	38.5	30.5	73.5	56.1
Total operating revenue	$387.7	$363.4	$761.7	$706.8

Operating income	2006	2005	2006	2005
	(In millions)
North America
Information Services	$88.4	$88.1	$177.5	$172.4
Marketing Services	24.4	19.9	44.9	38.2
Personal Solutions	(11.3)	4.3	(10.4)	7.3
North America	101.5	112.3	212.0	217.9
Europe	9.5	7.7	18.3	15.7
Latin America	11.0	8.1	20.4	14.4
General Corporate Expense	(25.6)	(21.4)	(45.1)	(39.3)
Total operating income	$96.4	$106.7	$205.6	$208.7

Total assets at June 30, 2006 and December 31, 2005 are as follows:

Total assets	June 30, 2006	December 31, 2005
	(In millions)
North America	$1,221.3	$1,207.0
Europe	175.9	162.8
Latin America	245.7	239.4
General Corporate	240.8	222.3
Total assets	$1,883.7	$1,831.5

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

We are organized and report our business results in three reportable segments: North America, Europe and Latin America. The North America segment consists of three operating segments: Information Services, Marketing Services and Personal Solutions. The Europe and Latin America reportable segments are made up of varying mixes of three product lines: Information Services, Marketing Services and Personal Solutions. Information Services revenue is principally transaction-related and is derived from our sales of the following products, a significant majority of which are delivered electronically: credit reporting and scoring, mortgage reporting, identity verification, fraud detection and modeling services, and certain of our decisioning products that facilitate and automate a variety of credit-oriented decisions. Marketing Services revenue is derived from sales of products that help customers acquire new customers, cross-sell to existing customers and manage portfolio risk. Personal Solutions revenue is transaction and subscription based, and is derived from sales of credit monitoring and identity theft protection products, which we deliver to consumers through the mail and electronically via the Internet. For additional information regarding our reportable and operating segments, including detailed financial results, see Note 8 of the Notes to Consolidated Financial Statements in this Form 10-Q as well as further discussion within MD&A.

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

The key performance indicators for the three and six months ended June 30, 2006 and 2005, were as follows:

	Key Performance Indicators
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in millions, except per share data)
Operating revenue	$387.7	$363.4	$761.7	$706.8
Operating revenue growth	7%	15%	8%	13%
Operating income	$96.4	$106.7	$205.6	$208.7
Operating margin	25%	29%	27%	29%
Net income	$69.6	$62.6	$132.5	$121.2
Diluted earnings per share	$0.53	$0.47	$1.01	$0.91
Cash provided by operating activities	$90.7	$90.5	$156.0	$132.3
Capital expenditures	$15.8	$12.3	$26.5	$22.1
Free cash flow*	$74.9	$78.2	$129.5	$110.2

*      This is a non-GAAP financial measure. See reconciliation of non-GAAP financial measure to the corresponding GAAP financial measure provided within MD&A.

RESULTS OF OPERATIONS—THREE MONTHS ENDED JUNE 30, 2006 AND 2005

Consolidated Financial Results

Net income for the three months ended June 30, 2006, was $69.6 million, compared to $62.6 million for the three months ended June 30, 2005. Earnings per share increased to $0.53 for the three months ended June 30, 2006, as compared to $0.47 for the same period a year ago.

Operating Revenue

Consolidated operating revenue increased $24.3 million, or 7%, to $387.7 million for the three months ended June 30, 2006, as compared to $363.4 million during the same period in 2005. This increase is due to growth in all of our operating segments, with Latin America, Marketing Services and Information Services being the primary contributors. Foreign currency did not have a material impact on the increase in our consolidated operating revenue.

Operating Expenses and Operating Margin

Consolidated total operating expenses increased $34.6 million, or 13%, to $291.3 million for the three months ended June 30, 2006, as compared to $256.7 million in the same period in 2005. Cost of services in the second quarter of 2006 increased $14.0 million, or 9%, to $161.8 million when compared to the second quarter in 2005, primarily due to revenue growth, as well as a $2.5 million loss contingency related to certain legal matters. Selling, general and administrative expenses in the second quarter of 2006 increased $20.2 million, or 23%, to $109.0 million when compared to the same period a year ago, mainly due to an $11.5 million loss contingency related to certain legal matters, the $3.5 million incremental negative impact from our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”) on January 1, 2006, which more than doubled our stock-based compensation expense when compared to the same period in 2005; higher salary expenses; an increase in advertising and promotional costs mainly related to our Personal Solutions business; and higher professional fees. For additional information about the impact of SFAS No. 123R, see further discussion within MD&A and Note 2 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Consolidated operating income decreased $10.3 million, or 10%, to $96.4 million for the three months ended June 30, 2006, as compared to $106.7 million in the same period in 2005. Our operating income for the three months ended June 30, 2006, includes the impact of the $14.0 million, pretax, loss contingency related to certain legal matters and the $3.5 million negative incremental impact of adopting SFAS No. 123R on January 1, 2006. Consolidated operating margin for the three months ended June 30, 2006, was 25% as compared to 29% for the same period in 2005. The decline in operating margin was primarily driven by the litigation loss contingency and negative incremental impact of adopting SFAS No. 123R.

Other Income, net

Consolidated other income, net increased $12.6 million to $15.0 million for the three months ended June 30, 2006, as compared to $2.4 million in the same period in 2005. This increase is primarily due to a settlement of claims against certain former selling shareholders of Naviant, Inc. in June 2006. In 2004, we served a demand for arbitration alleging, among other things, that the sellers had breached various representations and warranties concerning information furnished to us in connection with our acquisition of Naviant, Inc. in 2002. As a result of this settlement, we recognized a $14.1 million non-taxable gain in other income, net on our Consolidated Statements of Income for the three months ended June 30, 2006.

Income Taxes

Our effective income tax rate was 31.8% for the three months ended June 30, 2006, down from 36.1% for the same period in 2005. The reduction was primarily due to the non-taxable litigation settlement during the second quarter of 2006 and lower state income taxes, partially offset by additional tax expense related to a higher foreign tax rate.

Segment Financial Results

Our consolidated segment results for the three months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,
Operating Revenue	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
	(Dollars in millions)
North America
Information Services	$211.1	54%	$205.8	57%	$5.3	3%
Marketing Services	69.3	18%	62.8	17%	6.5	10%
Personal Solutions	31.2	8%	29.3	8%	1.9	7%
Total North America	311.6	80%	297.9	82%	13.7	5%
Europe	37.6	10%	35.0	10%	2.6	7%
Latin America	38.5	10%	30.5	8%	8.0	26%
Total operating revenue	$387.7	100%	$363.4	100%	$24.3	7%

	Three Months Ended June 30,
Operating Income	2006	Profit Margin	2005	Profit Margin	$ Change	% Change
	(Dollars in millions)
North America
Information Services	$88.4	42%	$88.1	43%	$0.3	0%
Marketing Services	24.4	35%	19.9	32%	4.5	22%
Personal Solutions	(11.3)	(36)%	4.3	15%	(15.6)	(361)%
Total North America	101.5	33%	112.3	38%	(10.8)	(10)%
Europe	9.5	25%	7.7	22%	1.8	24%
Latin America	11.0	29%	8.1	26%	2.9	36%
General Corporate Expense	(25.6)	nm	(21.4)	nm	(4.2)	(20)%
Total operating income	$96.4	25%	$106.7	29%	$(10.3)	(10)%

nm—not meaningful

Our North America operating revenue for the three months ended June 30, 2006 and 2005 was as follows:

	Three Months Ended June 30,
North America Operating Revenue	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
	(Dollars in millions)
U.S. Consumer and Commercial Services	$162.0	52%	$156.2	53%	$5.8	4%
Mortgage Solutions	19.3	6%	21.8	7%	(2.5)	(12)%
Canadian Operations	29.8	10%	27.8	9%	2.0	7%
Total North America Information Services	211.1	68%	205.8	69%	5.3	3%
Credit Marketing Services	40.7	13%	38.4	13%	2.3	6%
Direct Marketing Services	28.6	9%	24.4	8%	4.2	17%
Total Marketing Services	69.3	22%	62.8	21%	6.5	10%
Personal Solutions	31.2	10%	29.3	10%	1.9	7%
Total North America operating revenue	$311.6	100%	$297.9	100%	$13.7	5%

North America

Information Services

For the three months ended June 30, 2006, total revenue for Information Services totaled $211.1 million, an increase of $5.3 million, or 3%, when compared to the same period in 2005. Local currency fluctuation of the Canadian dollar against the U.S. dollar favorably impacted Information Services revenue by $3.0 million. Operating income was $88.4 million, which was relatively flat when compared to the same period a year ago. Information Services operating margin was 42% for the three months ended June 30, 2006, versus 43% for the same period in 2005. The decline in Information Services operating margin was primarily driven by changes in product mix.

U.S. Consumer and Commercial Services revenue for the three months ended June 30, 2006, totaled $162.0 million, an increase of $5.8 million, or 4%, when compared to the same period in 2005. This increase is primarily due to higher sales related to our financial services customers and increased revenue from products sold in our commercial services, which offset some decline in telecommunication accounts and resellers. In our U.S. Consumer Information business, on-line volume was approximately 160 million transactions, up 4% year-over-year.

Mortgage Solutions revenue for the three months ended June 30, 2006, totaled $19.3 million, a decrease of $2.5 million, or 12%, as compared to the same period a year ago. This decrease is primarily due to volume declines from a large customer that changed its mortgage retail business model.

Canadian revenue during the three months ended June 30, 2006, totaled $29.8 million, an increase of $2.0 million, or 7%, when compared to the same period in 2005. This increase is due to favorable currency impact. Local currency fluctuation against the U.S. dollar favorably impacted our Canadian revenue by $3.0 million, or 10%.

Marketing Services

Marketing Services revenue for the three months ended June 30, 2006, totaled $69.3 million, an increase of $6.5 million, or 10%, when compared to the same period in 2005. Credit Marketing Services revenue for the three months ended June 30, 2006, totaled $40.7 million, an increase of $2.3 million, or 6%, when compared to the same period in 2005. The increase in revenue is primarily due to higher volume mainly from national customers for certain of our products that target new customers as well as continued demand for core prescreen products and data sales. Direct Marketing Services revenue for the three months ended June 30, 2006, totaled $28.6 million, an increase of $4.2 million, or 17%, as compared to the same period in 2005. This increase is primarily due to the acquisition of BeNow Inc. in the third quarter of 2005, as well as contributions from core products and small business services. Operating income for the three months ended June 30, 2006, was $24.4 million for Marketing Services, an increase of $4.5 million, or 22%, resulting mainly from revenue growth.

Personal Solutions

Personal Solutions revenue for the three months ended June 30, 2006, totaled $31.2 million, an increase of $1.9 million, or 7%, compared to the same period in 2005. This increase is primarily due to higher revenue and unit sales volume as we continue to transition from a transaction-based product mix to subscription-based products. Operating income (loss) for the three months ended June 30, 2006, decreased $15.6 million, to an $11.3 million operating loss compared to operating income of $4.3 million for the same period in 2005. This decrease is  primarily due to increased operating expenses associated with certain legal matters discussed below, as well as an increase in advertising and promotional costs. During the second quarter of 2006, we recorded a $14.0 million loss contingency ($8.7 million, net of tax) related to certain legal matters. Of this $14.0 million loss, $11.5 million was recognized in selling, general and administrative expenses and $2.5 million was recorded in cost of services on our Consolidated Statements of Income during the three months ended June 30, 2006.

Europe

Europe revenue for the three months ended June 30, 2006, was $37.6 million, an increase of $2.6 million, or 7%, over the same period in 2005, primarily due to  higher consumer activity associated with new business and increased volumes from banking, financial services, mortgage and government customers. Local currency fluctuation against the U.S. dollar unfavorably impacted our European revenue by $0.5 million, or 2%, as revenue was up 9% in local currency. Operating income for the three months ended June 30, 2006, totaled $9.5 million, an increase of $1.8 million, or 24%, when compared to the same period a year ago. The improvement in operating income was driven by an improving economy and continued focus on controlling expenses. Europe’s operating margin was 25% for the three months ended June 30, 2006, versus 22% for the same period in 2005.

Latin America

Latin America revenue for the three months ended June 30, 2006, totaled $38.5 million, an increase of $8.0 million, or 26%, over the same period in 2005 due to broad-based volume increases, higher pricing associated with better contract execution, new products and favorable foreign currency impact. All six countries in Latin America experienced double digit revenue growth in U.S. dollars and five of the six countries had double digit growth in local currency. Local currency fluctuation against the U.S. dollar favorably impacted our Latin America revenue by $2.9 million, or 9%.

Operating income for the three months ended June 30, 2006, totaled $11.0 million, an increase of $2.9 million, or 36%, as compared to same period in 2005. This increase was primarily the result of revenue growth, as well as favorable currency impact. Latin America operating margin was 29% for the three months ended June 30, 2006, versus 26% for the same period in 2005.

General Corporate Expense

Our general corporate expenses are costs that are incurred at the corporate level and are not directly associated with activities of a particular reportable segment. These expenses include shared services and administrative and legal expenses. General corporate expense was $25.6 million for the three months ended June 30, 2006, an increase of $4.2 million, or 20%, compared to $21.4 million for the same period in 2005. This increase was primarily driven by the $3.5 million incremental negative impact from our adoption of SFAS No. 123R on January 1, 2006, and higher professional fees. For additional information about the impact of SFAS No. 123R, see further discussion within MD&A and Note 2 of the Notes to Consolidated Financial Statements in this Form 10-Q.

RESULTS OF OPERATIONS—SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Consolidated Financial Results

Net income for the six months ended June 30, 2006, was $132.5 million, compared to $121.2 million for the six months ended June 30, 2005. Earnings per share increased to $1.01 for the six months ended June 30, 2006 as compared to $0.91 for the same period a year ago.

Operating Revenue

Consolidated operating revenue increased $54.9 million, or 8%, to $761.7 million for the six months ended June 30, 2006, as compared to $706.8 million during the same period in 2005. This increase is due to growth in Information Services, Marketing Services and Latin America. Foreign currency did not have a material impact on the increase in our consolidated operating revenue.

Operating Expenses and Operating Margin

Consolidated total operating expenses increased $58.0 million, or 12%, to $556.1 million for the six months ended June 30, 2006, as compared to $498.1 million in the same period in 2005. Cost of services in the first six months of 2006 increased $21.4 million, or 7%, to $311.7 million when compared to the same period in 2005, primarily due to revenue growth, as well as a $2.5 million loss contingency related to certain legal matters. Selling, general and administrative expenses in the first six months of 2006 increased $35.0 million, or 21%, to $202.8 million when compared to the same period a year ago, mainly due to a $11.5 million loss contingency related to certain legal matters; the $5.8 million incremental negative impact from our adoption of SFAS No. 123R on January 1, 2006 which more than doubled our stock-based compensation expense when compared to the same period in 2005; higher salary expenses; an increase in advertising and promotional costs mainly related to our Personal Solutions business; and higher professional fees . For additional information about the impact of SFAS No. 123R, see further discussion within MD&A and Note 2 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Consolidated operating income decreased $3.1 million, or 2%, to $205.6 million for the six months ended June 30, 2006, as compared to $208.7 million in the same period in 2005. Our operating income for the six months ended June 30, 2006, includes the impact of the $14.0 million, pretax, loss contingency related to certain legal matters and the $5.8 million negative incremental impact of adopting SFAS No. 123R on January 1, 2006. Consolidated operating margin for the six months ended June 30, 2006, was 27% as compared to 29% for the same period in 2005. The decline in operating margin was primarily driven by the litigation loss contingency and negative incremental impact of adopting SFAS No. 123R.

Other Income, net

Consolidated other income, net increased $10.4 million to $15.5 million for the six months ended June 30, 2006, as compared to $5.1 million in the same period in 2005. This increase is primarily due to a settlement of claims against certain former selling shareholders of Naviant, Inc. in June 2006. In 2004, we served a demand for arbitration alleging, among other things, that the sellers had breached various representations and warranties concerning information furnished to us in connection with our acquisition of Naviant, Inc. in 2002. As a result of this settlement, we recognized a $14.1 million non-taxable gain in other income, net on our Consolidated Statements of Income for the six months ended June 30, 2006.

Income Taxes

Our effective income tax rate was 34.7% for the six months ended June 30, 2006, down slightly from 37.0% for the same period in 2005. The reduction was primarily due to the non-taxable litigation settlement during the second quarter of 2006 and lower state income taxes, partially offset by additional tax expense related to non-deductible executive compensation and a higher foreign tax rate.

Segment Financial Results

Our consolidated segment results for the six months ended June 30, 2006 and 2005 were as follows:

	Six Months Ended June 30,
Operating Revenue	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
	(Dollars in millions)
North America
Information Services	$419.0	55%	$398.3	56%	$20.7	5%
Marketing Services	134.9	17%	121.6	17%	13.3	11%
Personal Solutions	61.8	8%	59.1	9%	2.7	5%
Total North America	615.7	80%	579.0	82%	36.7	6%
Europe	72.5	10%	71.7	10%	0.8	1%
Latin America	73.5	10%	56.1	8%	17.4	31%
Total operating revenue	$761.7	100%	$706.8	100%	$54.9	8%

	Six Months Ended June 30,
Operating Income	2006	Profit Margin	2005	Profit Margin	$ Change	% Change
	(Dollars in millions)
North America
Information Services	$177.5	42%	$172.4	43%	$5.1	3%
Marketing Services	44.9	33%	38.2	31%	6.7	18%
Personal Solutions	(10.4)	(17)%	7.3	12%	(17.7)	(243)%
Total North America	212.0	34%	217.9	38%	(5.9)	(3)%
Europe	18.3	25%	15.7	22%	2.6	17%
Latin America	20.4	28%	14.4	26%	6.0	42%
General Corporate Expense	(45.1)	nm	(39.3)	nm	(5.8)	(15)%
Total operating income	$205.6	27%	$208.7	29%	$(3.1)	(2)%

nm—not meaningful

Our North America operating revenue for the six months ended June 30, 2006 and 2005 was as follows:

	Six Months Ended June 30,
North America Operating Revenue	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
	(Dollars in millions)
U.S. Consumer and Commercial Services	$321.5	52%	$300.6	52%	$20.9	7%
Mortgage Solutions	39.4	6%	43.2	8%	(3.8)	(9)%
Canadian Operations	58.1	10%	54.5	9%	3.6	7%
Total North America Information Services	419.0	68%	398.3	69%	20.7	5%
Credit Marketing Services	80.4	13%	73.0	13%	7.4	10%
Direct Marketing Services	54.5	9%	48.6	8%	5.9	12%
Total Marketing Services	134.9	22%	121.6	21%	13.3	11%
Personal Solutions	61.8	10%	59.1	10%	2.7	5%
Total North America operating revenue	$615.7	100%	$579.0	100%	$36.7	6%

North America

Information Services

For the six months ended June 30, 2006, total revenue for Information Services totaled $419.0 million, an increase of $20.7 million, or 5%, when compared to the same period in 2005. Local currency fluctuation against the U.S. dollar favorably impacted our Information Services revenue by $4.6 million. Operating income was $177.5 million, an increase of $5.1 million, or 3%, over the same period a year ago. Information Services operating margin was 42% for the six months ended June 30, 2006, versus 43% for the same period in 2005. The decline in Information Services operating margin was primarily driven by changes in product mix.

U.S. Consumer and Commercial Services revenue for the six months ended June 30, 2006, totaled $321.5 million, an increase of $20.9 million, or 7%, when compared to the same period in 2005. This increase is primarily due to higher sales to our financial services customers and increased revenue from products sold in our commercial services, which offset some decline in telecommunication accounts. In our U.S. Consumer Information business, on-line volume was approximately 315 million transactions, up 6% year-over-year.

Mortgage Solutions revenue for the six months ended June 30, 2006, totaled $39.4 million, a decrease of $3.8 million, or 9%, as compared to the same period a year ago. This decrease is primarily due to volume declines from a large customer that changed its mortgage related business model.

Canadian revenue during the six months ended June 30, 2006, totaled $58.1 million, an increase of $3.6 million, or 7%, when compared to the same period in 2005. This increase is due to favorable currency impact. Local currency fluctuation against the U.S. dollar favorably impacted our Canadian revenue by $4.6 million, or 8%.

Marketing Services

Marketing Services revenue for the six months ended June 30, 2006, totaled $134.9 million, an increase of $13.3 million, or 11%, when compared to the same period in 2005. Credit Marketing Services revenue for the six months ended June 30, 2006, totaled $80.4 million, an increase of $7.4 million, or 10%, when compared to the same period in 2005. The increase in revenue is primarily due to higher volume mainly from national customers for certain of our products that target new customers as well as continued demand for core prescreen products and data sales. Direct Marketing Services revenue for the six months ended June 30, 2006, totaled $54.5 million, an increase of $5.9 million, or 12%, as compared to the same period in 2005. This increase is primarily due to the acquisition of BeNow Inc. in the third quarter of 2005, as well as contributions from our core products and small business services. Operating income for the six months ended June 30, 2006, was $44.9 million for Marketing Services, an increase of $6.7 million, or 18%, resulting mainly from revenue growth.

Personal Solutions

Personal Solutions revenue for the six months ended June 30, 2006, totaled $61.8 million, an increase of $2.7 million, or 5%, compared to the same period in 2005. This increase is primarily due to higher revenue and unit sales volume as we continue to transition from a transaction-based product mix to subscription-based products. Operating income (loss) for the six months ended June 30, 2006, decreased $17.7 million, to a $10.4 million operating loss compared to operating income of $7.3 million for the same period in 2005. This decrease is  primarily due to increased operating expenses associated with certain legal matters discussed below, as well as an increase in advertising and promotional costs. During the second quarter of 2006, we recorded a $14.0 million loss contingency ($8.7 million, net of tax) related to certain legal matters. Of this $14.0 million loss, $11.5 million was recognized in selling, general and administrative expenses and $2.5 million was recorded in cost of services on our Consolidated Statements of Income during the six months ended June 30, 2006.

Europe

Europe revenue for the six months ended June 30, 2006, was $72.5 million, an increase of $0.8 million, or 1%, over the same period in 2005. Revenue increases were primarily due to higher consumer activity associated with new business and increased volumes from banking, financial services, mortgage and government customers. Local currency fluctuation against the U.S. dollar unfavorably impacted our European revenue by $3.3 million, or 5%, as revenue was up 6% in local currency. Operating income for the six months ended June 30, 2006, totaled $18.3 million, an increase of $2.6 million, or 17%, when compared to the same period a year ago. The improvement in operating income was driven by an improving economy and continued focus on controlling expenses. Europe’s operating margin was 25% for the six months ended June 30, 2006, versus 22% for the same period in 2005.

Latin America

Latin America revenue for the six months ended June 30, 2006, totaled $73.5 million, an increase of $17.4 million, or 31%, over the same period in 2005 due to broad-based volume increases, higher pricing associated with better contract execution, new products and favorable foreign currency impact. All six countries in Latin America experienced double digit revenue growth in U.S. dollars and five of the six countries had double digit growth in local currency. Local currency fluctuation against the U.S. dollar favorably impacted our Latin America revenue by $6.7 million, or 12%.

Operating income for the six months ended June 30, 2006, totaled $20.4 million, an increase of $6.0 million, or 42%, as compared to same period in 2005. This increase was primarily the result of revenue growth, as well as favorable currency impact. Latin America operating margin was 28% for the six months ended June 30, 2006, versus 26% for the same period in 2005.

General Corporate Expense

Our general corporate expenses are costs that are incurred at the corporate level and are not directly associated with activities of a particular reportable segment. These expenses include shared services and administrative and legal expenses. General corporate expense was $45.1 million for the six months ended June 30, 2006, an increase of $5.8 million, or 15%, compared to $39.3 million for the same period in 2005. This increase was primarily driven by the $5.8 million incremental negative impact from our adoption of SFAS No. 123R on January 1, 2006. For additional information about the impact of SFAS No. 123R, see further discussion within MD&A and Note 2 of the Notes to Consolidated Financial Statements in this Form 10-Q.

LIQUIDITY AND FINANCIAL CONDITION

As of June 30, 2006, we had $48.2 million in cash and cash equivalents compared to $37.5 million at December 31, 2005. Our principal sources of liquidity are cash provided by operating activities and our revolving credit facilities. Our ability to generate cash from operating activities is one of our fundamental financial strengths. We believe that anticipated cash provided by operating activities, together with current cash and cash equivalents and access to committed and uncommitted credit facilities and the capital market, if required, will be sufficient to meet our projected cash requirements for the next twelve months, and the foreseeable future thereafter, although any projections of future liquidity needs and cash flows are subject to substantial uncertainty. We have $250.0 million principal amount of our 4.95% senior unsecured notes due November 1, 2007. Upon maturity, we may (1) repay this obligation through a combination of borrowings under our credit facilities and cash and cash equivalents available at that time, or (2) refinance these notes, assuming such financing is available to us on acceptable terms.

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

Cash Provided by Operating Activities

For the six months ended June 30, 2006, we generated $156.0 million of cash provided by operating activities compared to $132.3 million for the six months ended June 30, 2005. For the six months ended June 30, 2006, we generated $129.5 million of free cash flow (a non-GAAP measure) compared to $110.2 million for the six months ended June 30, 2005. Free cash flow represents our cash provided by operating activities less capital expenditures. A reconciliation to the most comparable GAAP financial measure and an explanation as to why we believe it is useful to investors is discussed later within MD&A. The increase in cash provided by operating activities was primarily due to changes in working capital, as well as $15.2 million received as a result of the settlement with certain former shareholder sellers of Naviant Inc. For additional information about this settlement, see Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Capital Expenditures

Capital expenditures, which consist of additions to property and equipment as well as other assets, totaled $26.5 million and $22.1 million for the six months ended June 30, 2006 and 2005, respectively. Our capital expenditures are used for developing, enhancing and deploying new and existing technology platforms, replacing or adding equipment, updating systems for regulatory compliance, the licensing of software applications and investing in disaster recovery systems.

Acquisitions

We did not complete any acquisitions during the six months ended June 30, 2006. In March 2005, we acquired APPRO to broaden and further strengthen our enabling technologies capabilities in our North America Information Services business. During the six months ended June 30, 2005, in order to continue to grow our credit data franchise, we also acquired the credit files, contractual rights to territories (generally states or integration areas) and customer relationships and related businesses of an independent credit reporting agency in the U.S. and one in Canada that houses consumer information on our system. We acquired all of these businesses for $111.0 million in cash. For additional information about our 2005 acquisitions, see Note 2 of the Notes to Consolidated Financial Statements in our 2005 Form 10-K.

Borrowings and Credit Facility Availability

Short-Term Borrowings.   Net short-term borrowings during the six months ended June 30, 2006 and 2005, totaled $3.3 million and $11.4 million respectively, which primarily represents borrowings under our trade receivables-backed, 364-day revolving credit facility for the APPRO acquisition. Under this facility, a wholly-owned subsidiary of Equifax may borrow up to $125.0 million, subject to borrowing base availability and other terms and conditions, for general corporate purposes. The amended credit facility expires on September 5, 2006, and may be extended for an additional period of up to two years if specified conditions are satisfied. Outstanding debt under the facility is consolidated on our balance sheet for financial reporting purposes. Based on the calculation of the borrowing base applicable at June 30, 2006, $1.7 million was available for borrowing and $90.0 million was outstanding under this facility, which is included short-term debt and current maturities on our Consolidated Balance Sheet.

Long-Term Revolving Credit Facilities.   Net repayments under long-term revolving credit facilities during the six months ended June 30, 2006 were $30.0 million. This activity represents net borrowings under our $500 million senior unsecured revolving credit agreement (“Existing Credit Agreement”). On July 24, 2006, we amended and restated this five-year, $500 million senior unsecured revolving credit facility. Under the Amended and Restated Credit Agreement (the “Amended Credit Agreement”), among other provisions the term was extended from August 20, 2009 to July 24, 2011; the applicable margin for borrowings and the annual facility fee were lowered; the maximum leverage ratio (as defined in the Amended Credit Agreement) was increased from 3.0 to 1 to 3.50 to 1; and a minimum interest coverage ratio was deleted. The Amended Credit Agreement may be used for working capital and other general corporate purposes.

The Amended Credit Agreement also includes an “accordion” feature that will allow us to request an increase of up to $500 million in the maximum borrowing commitment, which cannot exceed $1.0 billion. Each member of the lending group may elect to participate or not participate in any request we make to increase the maximum borrowing commitment. In addition, any increase in the borrowing capacity pursuant to this accordion feature is subject to certain terms and conditions, including the absence of an event of default. The increased borrowing commitment may be used for general corporate purposes.

At June 30, 2006, interest was payable on borrowings under the Existing Credit Agreement at the base rate or London Interbank Offered Rate (“LIBOR”) plus a specified margin or competitive bid option as selected by us from time to time. The annual facility fee and interest rate are subject to adjustment based on our debt ratings. As of June 30, 2006, $465.0 million was available and there were outstanding borrowings of $35.0 million under this facility, which is included in long-term debt on our Consolidated Balance Sheet.

Canadian Credit Facility.   We are a party to a credit agreement with a Canadian financial institution that provides for a C$25.0 million, 364-day revolving credit agreement which expires September 30, 2006. During the six months ended June 30, 2006, there was no activity under this facility. At June 30, 2006, there were no outstanding borrowings under this facility.

Other.   At June 30, 2006, 75% of our debt was fixed rate debt and 25% was variable rate debt. Our variable rate debt consists of the foregoing revolving credit facilities and generally bears interest based on a specified margin plus a base rate, LIBOR or commercial paper rate. These interest rates reset periodically, depending on the terms of the respective financing arrangements. At June 30, 2006, interest rates on our variable debt ranged from 5.6% to 5.8%. We were in compliance with all of our financial and non-financial debt covenants at June 30, 2006.

For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 4 of the Notes to Consolidated Financial Statements in our 2005 Form 10-K and Note 4 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Equity Transactions

Sources and uses of cash related to equity during the six months ended June 30, 2006 and 2005 were as follows:

•                    Under the stock repurchase program authorized by our Board of Directors, we purchased a total of 2.6 million and 1.7 million shares for $97.0 million and $55.0 million, respectively, of our common stock on the open market. The average price per share of these purchases totaled $36.75 and $32.84, respectively. At June 30, 2006, the amount available for future share repurchases under this program was $248.4 million. Between July 1, 2006 and August 1, 2006, we purchased 0.8 million shares of our common stock for $25.7 million under the stock repurchase program authorized by our Board of Directors.

•                    Our dividends per share were $0.08 per share and $0.07 per share, respectively. We paid cash dividends of $10.3 million and $9.4 million, respectively.

•                    We received cash of $13.4 million and $31.0 million, respectively, from the exercise of stock options.

Contractual Obligations, Commercial Commitments and Other Contingencies

A potential significant use of cash would be the payment to Computer Sciences Corporation (“CSC”) if they were to exercise their option to sell their credit reporting business to us at any time prior to 2013. The option exercise price will be determined by agreement or by an appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if the option had been exercised at December 31, 2005, the price range would approximate $650 million to $700 million. This estimate is based solely on our internal analysis of the value of the businesses, current market conditions and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than the estimated amount. Our agreement with CSC, which expires on July 31, 2008, also provides us with an option to purchase CSC’s credit reporting business if CSC does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. If CSC were to exercise its option, or if we were able to and decided to exercise our option, then we would have to obtain additional sources of funding. We believe that this funding would be available from sources such as additional bank lines of credit and the capital markets for debt and/or equity financing. However, the availability and terms of any such capital financing would be subject to a number of factors, including credit market conditions, the state of the equity markets, general economic conditions and our financial performance and condition.

Our contractual obligations, commercial commitments and other contingencies have not materially changed from those reported in our 2005 Form 10-K. For additional information about certain obligations and contingencies, see Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Off-Balance Sheet Arrangements

Other than facility leasing arrangements, we do not engage in off-balance sheet financing activities. In 1998, we entered into a synthetic lease on our Atlanta corporate headquarters building in order to obtain favorable financing terms with regard to this facility. This $29.0 million lease expires in 2010. Lease payments for the remaining term totaled $6.9 million at June 30, 2006. Under this synthetic lease arrangement, we have guaranteed the residual value of the leased property to the lessor. In the event that the property were to be sold by the lessor at the end of the lease term, we would be responsible for any shortfall of the sales proceeds, up to a maximum amount of $23.2 million, which equals 80% of the value of the property at the beginning of the lease term. A shortfall related to the residual value guarantee is being recognized as an expense ratably between January 1, 2005, through the end of the lease term. The liability for this shortfall, which was $4.0 million at June 30, 2006 and December 31, 2005, is recorded in other long-term liabilities on our Consolidated Balance Sheets.

Related Party Transactions

On July 24, 2006, we amended and restated our existing five-year, $500 million senior unsecured revolving credit facility with SunTrust Bank, as Joint Lead and Administrative Agent, Banc of America Securities, LLC, as Joint Lead and Syndication Agent, and a number of other financial institutions. SunTrust Bank and Bank of America, N.A., of which Banc of America Securities, LLC is a subsidiary, are both considered related parties in accordance with SFAS No. 57, “Related Party Disclosures,” since members of our Board of Directors have affiliations with these companies. For additional information about this transaction, see Note 4 of the Notes to Consolidated Financial Statements in this Form 10-Q.

There have not been any other material changes in transactions with related parties. For additional information about our related parties and associated transactions, see Note 12 of the Notes to Consolidated Financial Statements in our 2005 Form 10-K.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Share-Based Payment.   On January 1, 2006, we adopted SFAS No. 123R, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires that the cost relating to share-based payment transactions in which an entity exchanges its equity instruments for goods or services from either employees or non-employees be recognized in the financial statements as the goods are received or services are rendered. That cost is measured based on the fair value of the equity or liability instruments issued. We are no longer permitted to follow the intrinsic value accounting method of APB No. 25, which resulted in no expense being recorded for stock option grants for which the exercise price was equal to the fair value of the underlying stock on the date of grant. Prior to the adoption of SFAS No. 123R, we recognized compensation expense for nonvested stock over the stated vesting period in accordance with APB No. 25.

SFAS No. 123R applies to all of our outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards. All of our stock-based awards, which are stock options and nonvested stock, are classified as equity instruments. In accordance with SFAS No. 123R, we elected to use the modified prospective transition method as opposed to the modified retrospective transition method. Under the modified prospective transition method, financial statements prior to adoption remain unchanged. The following discusses several other elections we made as a result of adopting SFAS No. 123R:

•                    For our pro forma disclosures under SFAS No. 123, we used the Black-Scholes option pricing model. Upon the adoption of SFAS No. 123R, we compute the fair value of options granted on or after January 1, 2006 using the binomial model. Additionally, based on the guidance in SEC Staff Accounting Bulletin No. 107, “Share-Based Payment”, we changed our expected volatility assumption used in the binomial model. We will revisit all assumptions at each grant date. The fair value of stock options granted prior to the adoption of SFAS No. 123R, calculated using the Black-Scholes model, remains unchanged.

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

We do not expect to change our policies related to stock-based awards, such as the quantity or type of instruments issued, as a result of adopting SFAS No. 123R, nor do we plan on changing the terms of our stock-based awards. At June 30, 2006, our total unrecognized compensation cost related to nonvested stock and stock options was $15.1 million with a weighted-average recognition period of 2.4 years and $5.0 million with a weighted-average recognition period of 1.3 years, respectively.

SFAS No. 123R requires that benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior accounting standards. This requirement reduced operating cash flows and increased financing cash flows by $2.9 million during the six months ended June 30, 2006.

For additional information about the financial impact of SFAS No. 123R and differences in valuation methodologies and assumptions under SFAS No. 123R as compared to those used under SFAS No. 123, see Note 2 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Uncertain Tax Positions.   In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s Consolidated Financial Statements. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We are required to adopt FIN 48 on January 1, 2007. We are currently evaluating the impact of adopting FIN 48 on our Consolidated Financial Statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The “Application of Critical Accounting Policies” section on page 44, and Note 1 to the Consolidated Financial Statements, in our 2005 Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from our estimates. There have been no significant changes in our critical accounting policies during the six months ended June 30, 2006.

RECONCILATION OF NON-GAAP FINANCIAL MEASURE TO COMPARABLE GAAP FINANCIAL MEASURE

Reconciliation of cash provided by operating activities to free cash flow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Cash provided by operating activities	$90.7	$90.5	$156.0	$132.3
Less capital expenditures	(15.8)	(12.3)	(26.5)	(22.1)
Free cash flow	$74.9	$78.2	$129.5	$110.2

The free cash flow financial measure is not prepared in conformity with GAAP and excludes capital expenditures from cash provided by operating activities. Free cash flow is not a measurement of liquidity under GAAP and should not be considered as an alternative to net income, operating income, cash flow from operating activities, or the change in cash and cash equivalents on the Consolidated Balance Sheets and may not be comparable with free cash flow as defined by other companies.

Management believes free cash flow financial information provides meaningful supplemental information regarding our performance and liquidity by deducting capital expenditures from cash provided by operating activities in order to show the cash generated by us that is available to be used for debt-service payments, dividends and discretionary investment. Equifax believes that this financial information is useful to our management and investors in assessing Equifax’s historical performance and liquidity and when planning, forecasting and analyzing future periods.

FORWARD-LOOKING STATEMENTS

We have included in this Quarterly Report on Form 10-Q, and from time to time our management may make, statements which may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Those statements appear at various places in this Form 10-Q, including Notes 2, 3, 4, 5 and 6 of the Notes to the Consolidated Financial Statements, the sections entitled “Liquidity and Financial Condition”, “Pension Plans” and “Recent Accounting Pronouncements” under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under “Legal Proceedings” in Part II, Item 1 and elsewhere. Words such as “believes”, “anticipates”, “expects”, “intends”, “continue”, “remain”, “will”, “should”, “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date of this filing. Equifax undertakes no obligation to update any forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk,” in Part II, Item 7A of our 2005 Form 10-K. There were no material changes to our market risk exposure during the six months ended June 30, 2006.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2006, we implemented new information systems associated with financial reporting including a new consolidation application, and new general ledger and sub-ledgers for certain business units. The implementation of these new information systems was not in response to any deficiency in our internal controls.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Equifax, certain of its subsidiaries, and other persons have been named as parties in various legal actions and administrative proceedings arising in connection with the operation of Equifax’s businesses. In most cases, plaintiffs seek unspecified damages and other relief. These actions include the following:

Naviant Litigation.   On December 30, 2003, Equifax and Naviant, Inc. served a demand for arbitration alleging, among other things, that the shareholder sellers of Naviant, Inc. had breached various representations and warranties concerning information furnished to us in connection with our acquisition of Naviant, Inc. in 2002. The arbitration demand seeks rescission of our Naviant, Inc. purchase and the recovery of the purchase price or, in the alternative, recovery of monetary damages on various grounds. On March 22, 2004, we recommenced our demand for arbitration in order to utilize the procedures of the American Arbitration Association. Some of the respondents have answered and denied liability. Discovery is ongoing and a hearing on the merits is currently scheduled for February 5, 2007.

On June 14, 2006, Equifax consummated a settlement of its claims against certain former selling shareholders of Naviant, Inc. Equifax received cash totaling $15.2 million in exchange for a release of claims.

On April 28, 2004, in a case captioned Softbank Capital Partners LP, et al. v. Equifax Inc. and Naviant, Inc., certain of the former shareholders of Naviant, Inc. filed suit in the U.S. District Court for the Southern District of Florida seeking declaratory relief to prevent Equifax and Naviant. Inc. from proceeding with the arbitration discussed in the preceding paragraph, except for claims asserted against Softbank Capital Partners LP, as Shareholders’ Representative. On March 31, 2005, the District Court granted Equifax’s and Naviant, Inc.’s motion to dismiss and dismissed the lawsuit. On June 29, 2006, the U.S. Court of Appeals for the Eleventh Circuit granted the parties’ joint motion to dismiss the appeal with prejudice.

On August 13, 2004, in a case captioned Equifax Inc. and Naviant, Inc. v. Austin Ventures VII, L.P., et al., Equifax filed suit in the U.S. District Court for the Southern District of Florida to preserve its claims against the shareholder and option holder sellers of Naviant, Inc. pending the arbitration proceeding described above. On June 20, 2005, the District Court granted the request of Equifax to stay the litigation pending the arbitration. The District Court denied the motion to dismiss of two defendants, and Equifax subsequently dismissed its claims against one of these defendants, Seisint, Inc., as part of a settlement. Pursuant to the settlement described above, Equifax has dismissed various claims against certain defendants.

CROA Litigation.   On November 19, 2004, an action was commenced captioned Robbie Hillis v. Equifax Consumer Services, Inc. and Fair Isaac, Inc., in the U.S. District Court for the Northern District of Georgia. Plaintiff asserts that defendants have jointly sold Equifax’s Score Power® credit score product in violation of certain procedural requirements under the federal Credit Repair Organizations Act (“CROA”). Plaintiff contends that Equifax Consumer and Fair Isaac are “credit repair organizations” under CROA and that the transaction by which he purchased Score Power® was in violation of CROA and fraudulent. Plaintiff seeks certification of a class on behalf of all individuals who purchased such services from defendants within the five-year period prior to the filing of the complaint. Plaintiff seeks unspecified damages, attorneys’ fees and costs. On May 23, 2005, the District Court denied defendants’ partial motions to dismiss the case and the defendants have answered, denying all liability or wrongdoing. Discovery has concluded. Plaintiff has filed motions for class certification and partial summary judgment.

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

NCRA/Standfacts Litigation.   On March 25, 2004, the National Credit Reporting Association, Inc. (“NCRA”), a trade association of mortgage credit information resellers, and, separately, 23 of NCRA’s members, commenced suits against Equifax, Experian and TransUnion alleging various violations of antitrust and unfair practices laws. After a variety of rulings on procedural and substantive issues, including grants on two occasions of all or part of defendants’ motions to dismiss, the remaining claims of all plaintiffs have been consolidated under a Third Amended Complaint, filed June 29, 2005, in an action captioned Standfacts Credit Services, et al. v. Experian Information Solutions, Inc., Equifax Inc., and TransUnion, LLC, pending in the U.S District Court of the Central District of California. Plaintiffs seek to represent a class of all resellers that have purchased information from defendants since March 2000, and allege that the defendants have conspired to monopolize, have discriminated among resellers in pricing and have treated resellers unfairly. The amended complaint seeks injunctive relief and unspecified amounts of damages. On August 12, 2005, the defendants moved to dismiss the antitrust claims and for summary judgment on the unfair practices claims. The District Court granted defendants’ motions to dismiss all claims except for one remaining Sherman Act, Section 1 conspiracy claim and a state law claim based on the same theory. Discovery is ongoing.

Nunnally Litigation.   On October 13, 2004, an action captioned Nunnally, et al. v. Equifax Information Services LLC was commenced in the U.S. District Court of the Northern District of Alabama. The complaint alleges that the Company violated the Fair Credit Reporting Act by failing to provide a full disclosure along with its reinvestigation results sent to consumers that disputed the accuracy of their consumer reports. Plaintiffs seek to represent a class of all consumers to which the Company failed to send a complete disclosure after completion of reinvestigation. Plaintiffs are seeking unspecified damages, attorneys’ fees and costs. On February 4, 2005, the District Court denied our motion to dismiss the complaint, but certified the issue for immediate appeal and stayed the case. On June 8, 2006, the Eleventh Circuit reversed the District Court decision and the case was dismissed by the District Court on July 25, 2006.

Other.   Equifax has been named as a defendant in various other legal actions, including administrative claims, class actions and other litigation arising in connection with our business. Some of the legal actions include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. The Company believes it has strong defenses to, and where appropriate, will vigorously contest, many of these matters. Given the number of these matters, some are likely to result in adverse judgments, penalties, injunctions, fines or other relief. Equifax may explore potential settlements before a case is taken through trial because of the uncertainty and risks inherent in the litigation process.

For information regarding contingent tax claims raised by the Canada Revenue Agency, and our accounting for legal contingencies,  see Part I, Item 1, Notes to Consolidated Financial Statements—Note 5 of the Notes to Consolidated Financial Statements, “Commitments and Contingencies”, in this Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during the three months ended June 30, 2006:

				Maximum Number
				(or Approximate
			Total Number	Dollar Value)
	Total	Average	of Shares Purchased	of Shares that May
	Number	Price	as Part of	Yet Be Purchased
	of Shares	Paid	Publicly-Announced	Under the Plans or
Period	Purchased(1)	Per Share(2)	Plans or Programs	Programs(3)
March 31, 2006				$300,353,341
April 1-April 30, 2006	151,970	$38.45	143,200	$294,847,624
May 1-May 31, 2006	778,300	$36.76	778,300	$266,237,241
June 1-June 30, 2006	518,214	$35.24	506,800	$248,377,073
Total	1,448,484	$36.39	1,428,300	$248,377,073

(1)       The total number of shares purchased includes: (1) shares purchased pursuant to our publicly announced share repurchase program (“Program”); and (2) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 8,770 shares in April 2006, zero shares in May 2006 and 11,414 shares in June 2006.

(2)       Average price paid per share for shares purchased as part of the Program (includes brokerage commissions).

(3)       The Program was last amended by our Board of Directors in February 2006, to authorize the repurchase of $250.0 million of our common stock (in addition to the then-remaining previous authorization of $68.7 million) from time to time, directly or through brokers or agents, and has no stated expiration date.

Dividend and Share Repurchase Restrictions

Our $500.0 million senior unsecured revolving credit agreement, as amended, with SunTrust Bank, Banc of America Securities, LLC and other lenders restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if the total amount of such payments in any fiscal year would exceed 20% of our consolidated total assets measured as of the end of the preceding fiscal year.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2006 Annual Meeting of Shareholders was held on May 17, 2006. A total of 119,580,087 of our shares were present or represented by proxy at the meeting. This represented approximately 90% of the Company’s shares outstanding. The following matters were voted upon at the 2006 Annual Meeting of Shareholders:

1.                Each nominee for director was re-elected as a Class I director for a three year term expiring on the date of the 2009 Annual Meeting of Shareholders, as follows:

	Shares	Shares
Name	Voted For	Withheld
Garry Betty	81,852,123	37,727,964
Larry L. Prince	81,560,341	38,019,746
Richard F. Smith	109,376,780	10,203,307
Jacquelyn M. Ward	80,748,902	38,831,185

There were no broker non-votes for the election of the four directors.

Other directors whose terms of office continued after the meeting were as follows:

Class III (term expiring 2007)	Class II (term expiring 2008)
John L. Clendenin	James E. Copeland, Jr.
A. William Dahlberg	Lee A. Kennedy
L. Phillip Humann

2.                The shareholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2006, as follows:

Shares For	Shares Against	Shares Abstained
118,055,443	737,490	786,753

There were no broker non-votes on this matter.

3.                The shareholders ratified the material terms of the performance goals that may apply to performance bonuses granted under the Equifax Inc. Key Management Incentive Plan, as follows:

Shares For	Shares Against	Shares Abstained
110,094,267	8,376,150	1,108,468

There were no broker non-votes on this matter.

ITEM 6.                EXHIBITS

The following is a complete list of Exhibits included as part of this Report. A list of those documents filed with this Report is set forth on the Index to Exhibits appearing elsewhere in this Report and is incorporated by reference:

Exhibit No.	Description
10.1	Equifax Key Management Incentive Plan (incorporated by reference to Appendix A to the Equifax Inc. Proxy Statement for its Annual Meeting of Shareholders held on May 17, 2006).
10.2	Retirement Agreement dated as of May 10, 2006 between Equifax Inc. and Karen H. Gaston and Form of Employee Confidentiality, Non-Solicitation and Assignment Agreement.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUIFAX INC.
(Registrant)

Date: August 2, 2006	By:	/s/ Richard F. Smith
Richard F. Smith
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2006		/s/ Donald T. Heroman
Donald T. Heroman
Corporate Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 2, 2006		/s/ Nuala M. King
Nuala M. King
Senior Vice President and Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

The following documents are being filed with this Report.

Exhibit No.	Description
10.1	Equifax Key Management Incentive Plan (incorporated by reference to Appendix A to the Equifax Inc. Proxy Statement for its Annual Meeting of Shareholders held on May 17, 2006).
10.2	Retirement Agreement dated as of May 10, 2006 between Equifax Inc. and Karen H. Gaston and Form of Employee Confidentiality, Non-Solicitation and Assignment Agreement.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.