Form 10-Q
period 2006-09-30
EQUIFAX INC
filed 2006-11-01
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common Stock, $1.25 Par Value	125,126,797

EQUIFAX INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2006
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	September 30,
(In millions, except per share amounts)	2006	2005
	(Unaudited)
Operating revenue	$394.6	$375.3
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	157.9	153.0
Selling, general and administrative expenses	95.7	94.5
Depreciation and amortization	20.4	20.5
Total operating expenses	274.0	268.0
Operating income	120.6	107.3
Interest expense	(7.9)	(8.6)
Minority interests in earnings, net of tax	(1.0)	(1.0)
Other income, net	0.5	4.8
Income before income taxes	112.2	102.5
Provision for income taxes	(33.3)	(40.0)
Net income	$78.9	$62.5
Basic earnings per common share	$0.62	$0.48
Shares used in computing basic earnings per share	126.4	129.9
Diluted earnings per common share	$0.61	$0.47
Shares used in computing diluted earnings per share	128.4	132.5
Dividends per common share	$0.04	$0.04

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF INCOME (Continued)

	Nine Months Ended
	September 30,
(In millions, except per share amounts)	2006	2005
	(Unaudited)
Operating revenue	$1,156.3	$1,082.1
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	466.5	443.3
Selling, general and administrative expenses	301.6	262.3
Depreciation and amortization	62.0	60.5
Total operating expenses	830.1	766.1
Operating income	326.2	316.0
Interest expense	(24.0)	(27.5)
Minority interests in earnings, net of tax	(3.0)	(3.6)
Other income, net	16.0	9.9
Income before income taxes	315.2	294.8
Provision for income taxes	(103.8)	(111.1)
Net income	$211.4	$183.7
Basic earnings per common share	$1.65	$1.42
Shares used in computing basic earnings per share	127.8	129.8
Diluted earnings per common share	$1.62	$1.39
Shares used in computing diluted earnings per share	130.1	132.6
Dividends per common share	$0.12	$0.11

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In millions, except par values)	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55.7	$37.5
Trade accounts receivable, net of allowance for doubtful accounts of $10.3 at September 30, 2006 and $9.6 at December 31, 2005	248.5	216.0
Prepaid expenses	24.9	17.9
Other current assets	12.9	9.0
Total current assets	342.0	280.4
Property and equipment:
Capitalized internal-use software and system costs	232.8	205.9
Data processing equipment and furniture	133.6	124.5
Land, buildings and improvements	29.2	29.1
Total property and equipment	395.6	359.5
Less accumulated depreciation and amortization	(239.0)	(202.7)
Total property and equipment, net	156.6	156.8
Goodwill	808.5	791.2
Indefinite-lived intangible assets	95.3	95.0
Purchased intangible assets, net	242.7	263.4
Prepaid pension asset	189.9	183.7
Other assets, net	59.1	61.0
Total assets	$1,894.1	$1,831.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current maturities	$91.7	$92.3
Accounts payable	21.3	5.9
Accrued expenses	50.1	54.0
Accrued salaries and bonuses	40.7	40.7
Deferred revenue	62.3	49.2
Other current liabilities	54.9	52.4
Total current liabilities	321.0	294.5
Long-term debt	416.9	463.8
Deferred income tax liabilities, net	135.3	126.1
Other long-term liabilities	102.8	126.8
Total liabilities	976.0	1,011.2
Commitments and Contingencies (see Note 5)
Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized shares—10.0; Issued shares—none	—	—
Common stock, $1.25 par value: Authorized shares—300.0;
Issued shares—186.2 at September 30, 2006 and 185.2 at December 31, 2005; Outstanding shares—125.7 at September 30, 2006 and 129.2 at December 31, 2005	232.7	231.5
Paid-in capital	599.9	559.0
Retained earnings	1,720.7	1,525.1
Accumulated other comprehensive loss	(134.0)	(157.8)
Treasury stock, at cost, 56.3 shares at September 30, 2006 and 51.7 shares at December 31, 2005	(1,439.5)	(1,274.6)
Stock held by employee benefits trusts, at cost, 4.2 shares at September 30, 2006 and 4.3 shares at December 31, 2005	(61.7)	(62.9)
Total shareholders’ equity	918.1	820.3
Total liabilities and shareholders’ equity	$1,894.1	$1,831.5

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(In millions)	2006	2005
	(Unaudited)
Operating activities:
Net income	$211.4	$183.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62.0	60.5
Stock-based compensation expense	14.4	5.9
Tax effects of stock-based compensation plans	6.9	13.0
Excess tax benefits from stock-based compensation plans	(3.5)	—
Deferred income taxes	3.7	13.7
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(29.3)	(21.4)
Prepaid expenses and other current assets	(6.7)	10.9
Other assets	(3.9)	(12.3)
Current liabilities, excluding debt	26.1	(4.5)
Other long-term liabilities, excluding debt	(25.7)	(11.8)
Cash provided by operating activities	255.4	237.7
Investing activities:
Capital expenditures	(34.1)	(33.3)
Acquisitions, net of cash acquired	—	(121.8)
Other	(0.1)	10.1
Cash used in investing activities	(34.2)	(145.0)
Financing activities:
Net short-term (repayments) borrowings	(0.6)	88.6
Net (repayments) borrowings under long-term revolving credit facilities	(47.0)	120.0
Payments on long-term debt	—	(250.0)
Treasury stock purchases	(163.9)	(95.0)
Dividends paid	(15.3)	(14.8)
Proceeds from exercise of stock options	19.8	47.7
Excess tax benefits from stock-based compensation plans	3.5	—
Other	(0.2)	0.7
Cash used in financing activities	(203.7)	(102.8)
Effect of foreign currency exchange rates on cash and cash equivalents	0.7	(0.5)
Increase (decrease) in cash and cash equivalents	18.2	(10.6)
Cash and cash equivalents, beginning of period	37.5	52.1
Cash and cash equivalents, end of period	$55.7	$41.5

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(UNAUDITED)

					Accumulated		Stock Held By
	Common Stock				Other		Employee	Total
	Outstanding		Paid-In	Retained	Comprehensive	Treasury	Benefits	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Stock	Trusts	Equity
	(In millions, except per share amounts)
Balance, December 31, 2005	129.2	$231.5	$559.0	$1,525.1	$(157.8)	$(1,274.6)	$(62.9)	$820.3
Net income	—	—	—	211.4	—	—	—	211.4
Other comprehensive income	—	—	—	—	23.8	—	—	23.8
Shares issued under stock plans	0.9	1.1	16.8	—	—	—	—	17.9
Shares issued under benefits plans	0.1	—	1.5	—	—	—	1.2	2.7
Treasury stock traded for option price	—	—	0.2	—	—	(1.0)	—	(0.8)
Treasury stock traded for minimum tax withholdings	—	—	(0.2)	—	—	(1.9)	—	(2.1)
Treasury stock purchased ($35.02 per share)*	(4.6)	—	—	—	—	(162.0)	—	(162.0)
Cash dividends ($0.12 per share)	—	—	—	(15.8)	—	—	—	(15.8)
Dividends paid to employee benefits trusts	—	—	0.5	—	—	—	—	0.5
Stock-based compensation expense	—	—	14.4	—	—	—	—	14.4
Tax effects of stock-based compensation plans	—	—	6.9	—	—	—	—	6.9
Other	0.1	0.1	0.8	—	—	—	—	0.9
Balance, September 30, 2006	125.7	$232.7	$599.9	$1,720.7	$(134.0)	$(1,439.5)	$(61.7)	$918.1

*                      At September 30, 2006, $183.4 million was authorized for future repurchases of our common stock.

Accumulated Other Comprehensive Loss consists of the following components:

	September 30,	December 31,
	2006	2005
	(In millions)
Foreign currency translation	$(116.6)	$(140.1)
Minimum pension liability, net of accumulated tax of $10.0 at September 30, 2006 and December 31, 2005	(16.7)	(16.7)
Cash flow hedging transactions, net of tax of $0.4 and $0.6 at September 30, 2006 and December 31, 2005, respectively	(0.7)	(1.0)
Accumulated other comprehensive loss	$(134.0)	$(157.8)

Comprehensive Income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)
Net income	$78.9	$62.5	$211.4	$183.7
Other comprehensive income (loss):
Foreign currency translation adjustment	4.6	15.0	23.5	16.1
Minimum pension liability adjustment	—	—	—	(1.0)
Change in cumulative loss from cash flow hedging transactions	(0.3)	0.4	0.3	0.6
Comprehensive income	$83.2	$77.9	$235.2	$199.4

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2006

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

We have reclassified certain prior period amounts in our Consolidated Financial Statements to conform to the current period presentation, including the reclassification of prior year amounts related to the presentation of purchased software from other assets, net to capitalized internal-use software and system costs on our Consolidated Balance Sheets. The purchased software balance and related accumulated amortization was $54.3 million and $30.6 million, respectively, at September 30, 2006, and $43.5 million and $23.7 million, respectively, at December 31, 2005.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions)
Weighted-average shares outstanding (basic)	126.4	129.9	127.8	129.8
Effect of dilutive securities:
Stock options	1.6	2.0	1.8	2.2
Long-term incentive plans	0.4	0.6	0.5	0.6
Weighted-average shares outstanding (diluted)	128.4	132.5	130.1	132.6

Between October 1, 2006 and October 31, 2006, we purchased 0.6 million shares of our common stock for $23.6 million under the stock repurchase program authorized by our Board of Directors.

Recent Accounting Pronouncements.   In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s Consolidated Financial Statements. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We will be required to adopt FIN 48 on January 1, 2007. For transition purposes, we will adopt FIN 48 as a change in accounting principle through a cumulative-effect adjustment to retained earnings. We are currently evaluating the impact of adopting FIN 48 on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance for measuring the fair value of assets and liabilities, as well as requires expanded disclosures about fair value measurements. SFAS 157 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability, and provides additional guidelines to consider in determining the market-based measurement. We will be required to adopt SFAS 157 on January 1, 2008, although early adoption is permitted. We are currently evaluating the impact of adopting SFAS 157 on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”), which is effective for us as of December 31, 2006. SFAS 158 requires us to recognize (1) the overfunded or underfunded status of our defined benefit pension and other postretirement benefit plans as an asset or liability in our Consolidated Balance Sheet and (2) changes in the funded status in the year in which the changes occur through other comprehensive income, a component of shareholders’ equity. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. This statement also requires us to measure the funded status of our plans as of the date of our year-end Consolidated Balance Sheet, December 31, which is consistent with our current measurement date. SFAS 158 also provides additional disclosure requirements and guidance related to balance sheet classification. We do not expect this guidance to impact our Consolidated Statements of Income, nor do we expect it to impact our debt covenant compliance upon adoption. If this guidance had been effective as of December 31, 2005, the impact on our Consolidated Balance Sheet at such date would have been a $95.2 million decrease in total assets (including the impact to the long-term deferred tax asset), a $26.1 million increase to total liabilities and a $121.3 million decrease to shareholders’ equity. The impact on our Consolidated Balance Sheet as of December 31, 2006 is uncertain until we measure the funded status of our pension and other postretirement plans as of that date, but could vary significantly from the impact as of December 31, 2005 depending on, among other things, changes in assumptions, such as discount rates and expected return on plan assets, as well as the fair value of our plan assets.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) Topic 1N, “Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which expresses the Staff’s views regarding the process of quantifying financial statement misstatements due to the current diversity in practice. SAB 108 will require companies to use two approaches when quantifying financial statement misstatements. We are required to adopt SAB 108 for the year ending December 31, 2006. We are currently evaluating the impact of adopting SAB 108 on our Consolidated Financial Statements.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) related to EITF Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-04”), which requires the recognition of a liability related to postretirement benefits covered by endorsement split-dollar life insurance arrangements since the employer has the obligation to provide the benefit to the employee. We have endorsement split-dollar life insurance arrangements for certain officers of the Company. The liability is required to be recognized in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits, Other Than Pensions,” or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967,” as appropriate. For transition purposes, we may adopt EITF 06-04 as a change in accounting principle through either (1) retrospective application to all periods presented or (2) a cumulative-effect adjustment to retained earnings. We will be required to adopt EITF 06-04 on January 1, 2008. We are currently evaluating the impact of adopting EITF 06-04 on our Consolidated Financial Statements.

In September 2006, the FASB ratified the consensus reached by the EITF related to EITF Issue No. 06-05, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-05”), which requires that a policyholder consider additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the life insurance policy. EITF 06-05 provides additional guidance for determining the amount to be realized, including the policy level for which the analysis should be performed, amounts excluded and measurement criteria. For transition purposes, we may adopt EITF 06-05 as a change in accounting principle through either (1) retrospective application to all periods presented or (2) a cumulative-effect adjustment to retained earnings. We will be required to adopt EITF 06-05 on January 1, 2007. We are currently evaluating the impact of adopting EITF 06-05 on our Consolidated Financial Statements.

2.      STOCK-BASED COMPENSATION

On January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” (“SFAS No. 123R”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires that the cost relating to share-based payment transactions in which an entity exchanges its equity instruments for goods or services from either employees or non-employees be recognized in the financial statements as the goods are received or services are rendered. That cost is measured based on the fair value of the equity or liability instruments issued. We are no longer permitted to follow the intrinsic value accounting method of APB No. 25, which resulted in no expense being recorded for stock option grants for which the exercise price was equal to the fair value of the underlying stock on the date of grant. Prior to the adoption of SFAS No. 123R, we recognized compensation expense for nonvested stock over the stated vesting period in accordance with APB No. 25.

SFAS No. 123R applies to all of our outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards. All of our stock-based awards, which are stock options and nonvested stock, are classified as equity instruments. In accordance with SFAS No. 123R, we elected to use the modified prospective transition method as opposed to the modified retrospective transition method. Under the modified prospective transition method, financial statements prior to adoption remain unchanged. The following discusses several other elections we made as a result of adopting SFAS No. 123R:

•       For our pro forma disclosures under SFAS No. 123, we used the Black-Scholes option pricing model. Upon the adoption of SFAS No. 123R, we compute the fair value of options granted on or after January 1, 2006 using the binomial model. Additionally, based on the guidance in the SEC’s SAB No. 107, “Share-Based Payment”, we changed our expected volatility assumption used in the binomial model. We will revisit all assumptions at each grant date. The fair value of stock options granted prior to the adoption of SFAS No. 123R, calculated using the Black-Scholes model, remains unchanged.

•       Forfeitures under SFAS No. 123 were recognized when they occurred. SFAS No. 123R, however, requires forfeitures be estimated at the grant date. Accordingly, compensation cost is recognized based on the number of awards expected to vest. There may be adjustments in future periods if actual forfeitures differ from our estimates. For nonvested shares granted prior to our adoption of SFAS No. 123R, we recorded a cumulative catch-up adjustment in January 2006 related to estimated forfeitures. This positive adjustment was not material to our Consolidated Financial Statements. Our forfeiture rate is based upon historical experience as well as anticipated employee turnover considering certain qualitative factors.

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

Stock-Based Award Plans.

Stock Options.   Our shareholders have approved a stock option plan which provides that qualified and nonqualified stock options may be granted to officers and employees. In addition, stock options remain outstanding under two plans from which no new grants may be made. Authorized stock option grants can only be made from shareholder approved plans. The plan requires that stock options be granted at exercise prices not less than market value on the date of grant. Generally, stock options are subject to graded vesting for periods of up to three years based on service, with 25% vesting immediately upon grant, and expire ten years from the grant date. The following table summarizes changes in outstanding stock options during the nine months ended September 30, 2006, as well as stock options that are vested and expected to vest and stock options exercisable at September 30, 2006:

		Weighted-Average	Weighted-Average Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at December 31, 2005	6,453	$22.68
Granted (all at market price)	764	$36.49
Exercised	(990)	$21.04
Forfeited and cancelled	(36)	$29.08
Outstanding at September 30, 2006	6,191	$24.62	6.0	$75.0
Vested and expected to vest at September 30, 2006	6,064	$24.48	6.0	$74.3
Exercisable at September 30, 2006	5,079	$22.81	5.4	$70.6

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of Equifax’s common stock on September 30, 2006 and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on September 30, 2006. In future periods, this amount will change depending on fluctuations in Equifax’s stock price. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $3.7 million and $15.6 million, respectively.

Nonvested Stock.   Our plan also provides for awards of nonvested shares of our common stock that can be granted to executive officers, employees and directors. Nonvested stock awards are generally subject to cliff vesting over a period between three to five years based on service. The following table summarizes changes in our nonvested stock during the nine months ended September 30, 2006 and the related weighted-average grant date fair value:

		Weighted-Average Grant Date
	Shares	Fair Value
	(in thousands)
Nonvested at December 31, 2005	689	$28.74
Granted	244	$36.91
Vested	(133)	$27.94
Forfeited	(14)	$28.27
Nonvested at September 30, 2006	786	$31.41

The total fair value of nonvested stock that vested during the three and nine months ended September 30, 2006, was $0.7 million and $4.8 million, respectively, based on the weighted-average fair value on the vesting date and $0.7 million and $3.7 million, respectively, based on the weighted-average fair value on the date of grant.

We expect to issue new shares of common stock or common shares held by our employee benefits trust upon the exercise of stock options or once nonvested shares vest. We have not changed our policies related to stock-based awards, such as the quantity or type of instruments issued, as a result of adopting SFAS No. 123R, nor have we changed the terms of our stock-based awards. At September 30, 2006, there were 2.3 million shares available for future stock option grants and nonvested stock awards.

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

The fair value for stock options granted during the three and nine months ended September 30, 2006 and 2005, was estimated at the date of grant using the binomial model and the Black-Scholes model, respectively, with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Dividend yield	0.5%	0.5%	0.5%	0.5%
Expected volatility	23.9%	31.4%	24.1%	31.4%
Risk-free interest rate	4.9%	3.7%	4.8%	3.7%
Expected term (in years)	4.4	4.5	4.4	4.5
Weighted-average fair value of stock options granted	$7.44	$10.78	$8.31	$9.81

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

Financial Statement Impact.   Total stock-based compensation expense was $3.6 million and $2.1 million, for the three months ended September 30, 2006 and 2005, respectively, of which $3.3 million and $2.1 million, respectively, was included in selling, general and administrative expenses in our Consolidated Statements of Income. The income tax benefit related to stock-based compensation expense was $1.2 million and $0.8 million for the three months ended September 30, 2006 and 2005, respectively.

Total stock-based compensation expense was $14.4 million and $5.9 million, for the nine months ended September 30, 2006 and 2005, respectively, of which $13.4 million and $5.9 million, respectively, was included in selling, general and administrative expenses in our Consolidated Statements of Income. The income tax benefit related to stock-based compensation expense was $5.0 million and $2.2 million for the nine months ended September 30, 2006 and 2005, respectively.

For the three months ended September 30, 2006, the incremental negative impact of adopting SFAS No. 123R was $0.8 million, pretax, and $0.6 million, net of tax, with less than $0.01 impact on basic and diluted EPS. For the nine months ended September 30, 2006, the incremental negative impact of adopting

SFAS No. 123R was $6.6 million, pretax, and $4.5 million, net of tax, with a $0.04 and $0.03 impact on basic and diluted EPS, respectively. The incremental impact of SFAS No. 123R during the three and nine months ended September 30, 2006 represents (1) the stock option expense related to stock options unvested at the time of adoption and those granted during the nine months ended September 30, 2006, (2) the accelerated expense recognition for nonvested shares that were granted during the nine months ended September 30, 2006, to employees that are retirement eligible prior to the expiration of the stated vesting period, and (3) the impact of estimating forfeitures related to nonvested shares.

At September 30, 2006, our total unrecognized compensation cost related to nonvested stock and stock options was $12.5 million with a weighted-average recognition period of 2.2 years and $3.8 million with a weighted-average recognition period of 1.1 years, respectively.

SFAS No. 123R requires that benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior accounting standards. This requirement reduced operating cash flows and increased financing cash flows by $3.5 million during the nine months ended September 30, 2006.

Prior to January 1, 2006, we accounted for stock-based compensation under APB No. 25 and related interpretations, as permitted by SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation—Transitional Disclosure.” Accordingly, by our use of the intrinsic value method to account for stock-based employee compensation, we did not recognize compensation cost in connection with our stock option plans during the three and nine months ended September 30, 2005. If we had elected to recognize compensation cost for our stock options granted during the three and nine months ended September 30, 2005 based on the grant date fair value as prescribed by SFAS No. 123, net income and EPS would have been reduced to the pro forma amounts indicated in the table below:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(In millions, except per share amounts)
Net income, as reported	$62.5	$183.7
Add: Total stock-based employee compensation expense, net of related tax effect, included in reported net income	1.3	3.7
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(3.0)	(8.6)
Pro forma net income	$60.8	$178.8
Earnings per share:
Basic—as reported	$0.48	$1.42
Basic—pro forma	$0.47	$1.38
Diluted—as reported	$0.47	$1.39
Diluted—pro forma	$0.46	$1.35

3.   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill.   Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill is tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment tests as of September 30. Our annual impairment tests as of September 30, 2006 resulted in no impairment of goodwill. Goodwill allocated to our reporting units at December 31, 2005 and changes in the carrying amount of goodwill during the nine months ended September 30, 2006 are as follows:

	Information Services	Marketing Services	Personal Solutions	European Operations	Latin American Operations	Corporate	Total
	(In millions)
Balance, December 31, 2005	$232.8	$289.5	$1.8	$105.4	$155.8	$5.9	$791.2
Purchase price adjustment	—	(0.3)	—	—	—	—	(0.3)
Foreign currency translation	2.1	—	—	9.2	6.3	—	17.6
Balance, September 30, 2006	$234.9	$289.2	$1.8	$114.6	$162.1	$5.9	$808.5

Indefinite-Lived Intangible Assets.   Indefinite-lived intangible assets consist of contractual/territorial rights representing the estimated fair value of rights to operate in certain territories acquired through the purchase of independent credit reporting agencies in the U.S. and Canada. Our contractual/territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. In accordance with SFAS No. 142, we are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. Our annual impairment test as of September 30, 2006 resulted in no impairment of our indefinite-lived intangible assets.

Purchased Intangible Assets.   Purchased intangible assets represent the estimated fair value of acquired intangible assets used in our business. Purchased data files represent the estimated fair value of files acquired primarily through the purchase of independent credit reporting agencies in the U.S. and Canada. We expense the cost of modifying and updating credit files in the period such costs are incurred. We generally amortize purchased data files, which primarily consist of acquired credit files, over 15 years on a straight-line basis. Acquired software is amortized over a period of three to seven years and non-compete agreements are amortized over a period of two to three years. All of our purchased intangible assets are amortized on a straight-line basis. Purchased intangible assets at September 30, 2006 and December 31, 2005 consist of the following:

	September 30, 2006			December 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In millions)
Definite-lived intangible assets:
Purchased data files	$394.8	$(187.3)	$207.5	$398.9	$(176.2)	$222.7
Acquired software	38.6	(14.7)	23.9	38.7	(12.0)	26.7
Non-compete agreements	5.5	(4.3)	1.2	11.9	(9.2)	2.7
Customer relationships	11.4	(1.7)	9.7	11.4	(0.7)	10.7
Purchased trademarks	0.8	(0.4)	0.4	0.8	(0.2)	0.6
Total definite-lived intangible assets	$451.1	$(208.4)	$242.7	$461.7	$(198.3)	$263.4

Amortization expense related to purchased intangible assets was $7.5 million and $9.1 million during the three months ended September 30, 2006 and 2005, respectively. Amortization expense related to purchased intangible assets was $23.5 million and $22.9 million during the nine months ended September 30, 2006 and 2005, respectively. Estimated future amortization expense related to definite-lived purchased intangible assets at September 30, 2006 is as follows:

Years ending December 31,	Amount
(In millions)
Three months ending December 31, 2006	$7.5
2007	29.3
2008	28.4
2009	27.7
2010	27.5
Thereafter	122.3
$242.7

4.   DEBT

Debt outstanding at September 30, 2006 and December 31, 2005 was as follows:

	September 30, 2006	December 31, 2005
	(In millions)
Notes, 4.95%, due November 2007	$250.0	$250.0
Debentures, 6.9%, due July 2028	150.0	150.0
Trade receivables-backed revolving credit facility	90.0	88.0
Borrowings under long-term revolving credit facilities	18.0	65.0
Other	1.8	4.4
Total debt	509.8	557.4
Less short-term debt and current maturities	(91.7)	(92.3)
Less unamortized discounts	(1.2)	(1.3)
Total long-term debt	$416.9	$463.8

Long-Term Revolving Credit Facility.   On July 24, 2006, we amended and restated our existing five-year, $500.0 million senior unsecured revolving credit facility with SunTrust Bank, as Joint Lead and Administrative Agent, Banc of America Securities, LLC, as Joint Lead and Syndication Agent, and a number of other financial institutions. SunTrust Bank and Bank of America, N.A., of which Banc of America Securities, LLC is a subsidiary, are both considered related parties in accordance with SFAS No. 57, “Related Party Disclosures,” since members of our Board of Directors have affiliations with these companies. Under the Amended and Restated Credit Agreement (the “Amended Credit Agreement”), SunTrust Bank and Banc of America Securities, LLC have each committed $75.0 million. We believe that the terms of this transaction are at current market rates and would not have been any different had it been negotiated with an independent third party. For additional information about these related parties, see Note 12 of the Notes to Consolidated Financial Statements in our 2005 Form 10-K.

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

The Amended Credit Agreement also includes an “accordion” feature that will allow us to request an increase of up to $500.0 million in the maximum borrowing commitment, which cannot exceed $1.0 billion. Each member of the lending group may elect to participate or not participate in any request we make to increase the maximum borrowing commitment. In addition, any increase in the borrowing commitment pursuant to this accordion feature is subject to certain terms and conditions, including the absence of an event of default. The increased borrowing commitment may be used for general corporate purposes.

At September 30, 2006, interest was payable on borrowings under the existing credit facility at the base rate or London Interbank Offered Rate plus a specified margin or competitive bid option as selected by us from time to time. The annual facility fee and interest rate are subject to adjustment based on our debt ratings. As of September 30, 2006, $482.0 million was available for borrowings and there were outstanding borrowings of $18.0 million under this facility.

While the underlying final maturity date of this facility is July 2011, it is structured to provide borrowings under short-term loans. Accordingly, the borrowings and repayments under this facility are presented on a net basis in net (repayments) borrowings under long-term revolving credit facilities under financing activities on our Consolidated Statements of Cash Flows since the borrowings under these short-term loans have a contractual maturity of thirty days.

Trade Receivables-Backed Revolving Credit Facility.   We are party to a trade receivables-backed, revolving credit facility under which a wholly-owned subsidiary of Equifax may borrow up to $125.0 million, subject to borrowing base availability and other terms and conditions, for general corporate purposes. The amended credit facility was scheduled to expire on September 5, 2006, with the option to extend the term for an additional period of up to two years if specified conditions are satisfied. During the third quarter of 2006, we extended this facility through November 30, 2006 and continue to have the ability to extend the term beyond that date as discussed above. Outstanding debt under the facility is consolidated on our Balance Sheet for financial reporting purposes. Based on the calculation of the borrowing base applicable at September 30, 2006, $8.7 million was available for borrowing and $90.0 million was outstanding under this facility, which is included in short-term debt and current maturities on our Consolidated Balance Sheet.

Canadian Credit Facility.   We are a party to a credit agreement with a Canadian financial institution that provides for a C$25.0 million (denominated in Canadian dollars), 364-day revolving credit agreement which was scheduled to expire on September 30, 2006. During the third quarter of 2006, however, we renewed this facility through September 30, 2007. During the nine months ended September 30, 2006, there was no activity under this facility. At September 30, 2006, there were no outstanding borrowings under this facility.

5.   COMMITMENTS AND CONTINGENCIES

Headquarters Lease.   Other than facility leasing arrangements, we do not engage in off-balance sheet financing activities. We have entered into a synthetic lease on our Atlanta corporate headquarters building in order to provide us with favorable financing terms with regard to this facility. This $29.0 million lease was entered into in 1998 and expires in 2010. Total lease payments for the remaining term total $6.4 million. Under this synthetic lease arrangement, we have also guaranteed the residual value of the leased property to the lessor. In the event that the property were to be sold by the lessor at the end of the lease term, we would be responsible for any shortfall of the sales proceeds, up to a maximum amount of $23.2 million, which equals 80% of the value of the property at the beginning of the lease term. The liability for this shortfall, which was $1.4 million and $4.0 million at September 30, 2006 and December 31, 2005, respectively, is recorded in other long-term liabilities on our Consolidated Balance Sheets.

Data Processing and Outsourcing Services Agreements.   We have separate agreements with International Business Machines Corporation (“IBM”), R.L. Polk and Co., Acxiom Corporation and others with which we outsource portions of our computer data processing operations and related functions, and certain administrative functions. The agreements expire between 2006 and 2013. The estimated aggregate minimal contractual obligation remaining under these agreements is approximately $350 million as of December 31, 2005, with no future year expected to exceed approximately $70 million. Annual payment obligations in regards to these agreements vary due to factors such as the volume of data processed, changes in our servicing needs as a result of new product offerings, acquisitions or divestitures, the introduction of significant new technologies, foreign currency or the general rate of inflation. Our data processing outsourcing agreement with IBM was renegotiated in 2003 for a ten-year term. Under this agreement (which covers our operations in North America, the U.K., Ireland, Spain, Brazil and Chile), we have outsourced our mainframe and midrange operations, help desk service and desktop support functions and the operation of our voice and data networks. The scope of such services varies by location. During the twelve months ended December 31, 2005, 2004 and 2003, we paid $120.8 million, $110.5 million and $100.3 million, respectively, for these services. The estimated future minimum contractual obligation at December 31, 2005 under this agreement is $312.0 million, with no year expected to exceed $48.5 million. In certain circumstances (e.g., a change in control, or for our convenience), we may terminate these data processing and outsourcing agreements, and in doing so, certain of these agreements require us to pay a significant penalty. Additionally, we may terminate these agreements without penalty in the event that IBM is in material breach of the terms of the agreement.

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

Guarantees.   We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit is not material at September 30, 2006. Guarantees are issued from time to time to support the needs of operating units. We also guarantee the operating lease payments of a lease between third parties. The operating lease, which expires December 31, 2011, has a remaining balance of $7.0 million based on the undiscounted value of remaining lease payments, including real estate taxes, at September 30, 2006. We believe that the likelihood of demand for payment by us is minimal and expect no material losses to occur related to this guarantee. Accordingly, we do not have a liability on our Consolidated Balance Sheets at September 30, 2006 or December 31, 2005 related to this guarantee.

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

We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We have no accrual related to indemnifications on our Consolidated Balance Sheets at September 30, 2006 and December 31, 2005.

Contingencies.   We are involved in legal proceedings, claims and litigation arising in the ordinary course of business. We periodically assess our exposure related to these matters based on the information which is available. In accordance with SFAS No. 5, “Accounting for Contingencies,” we have recorded accruals in our Consolidated Financial Statements for those matters in which it is probable that we have incurred a loss and the amount of the loss, or range of loss, can be reasonably estimated. During the second quarter of 2006, we recorded a $14.0 million loss contingency ($8.7 million, net of tax) related to certain legal matters. Of this $14.0 million, pretax, loss, $11.5 million was recognized in selling, general and administrative expenses and $2.5 million was recognized in cost of services on our Consolidated Statements of Income. During the third quarter of 2006, there were favorable court rulings that reduced our exposure related to these litigation matters resulting in a reversal of a portion of the loss contingency. We reversed $9.0 million, pretax, ($5.6 million, net of tax) of the loss contingency during the third quarter of 2006, of which $7.5 million was reversed to selling, general and administrative expenses and $1.5 million was reversed to cost of services on our Consolidated Statements of Income. The $14.0 million, pretax, loss during the second quarter of 2006 and the $9.0 million, pretax, subsequent reversal of a portion of this loss in the third quarter of 2006 are included within our Personal Solutions segment financial results. The loss contingency accrual related to these litigation matters totaled $5.0 million as of September 30, 2006 and is included in other current liabilities on our Consolidated Balance Sheet.

During the third quarter of 2006, we also recorded a $4.0 million, pretax, loss contingency ($2.5 million, net of tax) associated with certain litigation matters within our North America Information Services segment. Of this $4.0 million, pretax, loss, $3.5 million was recognized in selling, general and administrative expenses and $0.5 million was recognized in cost of services on our Consolidated Statements of Income.

For other legal proceedings, claims and litigation, we have recorded loss contingencies that are immaterial, or we cannot reasonably estimate the potential loss because of uncertainties about the outcome of the matter and the amount of the loss or range of loss. We also accrue for unpaid legal fees for services performed to date. Although the final outcome of these other matters cannot be predicted with certainty, any possible adverse outcome arising from these matters is not expected to have a material impact on our Consolidated Financial Statements, either individually or in the aggregate. However, our evaluation of the likely impact of these matters may change in the future.

In June 2006, we consummated a $15.2 million cash settlement with certain former shareholder sellers of Naviant, Inc. In 2004, we served a demand for arbitration alleging, among other things, that the sellers had breached various representations and warranties concerning information furnished to us in connection with our acquisition of Naviant, Inc. in 2002. As a result of this settlement, we recognized a $14.1 million non-taxable gain in other income, net on our Consolidated Statement of Income for the nine months ended September 30, 2006. Additionally, the $15.2 million cash settlement was recorded in cash provided by operating activities on our Consolidated Statement of Cash Flows for the nine months ended September 30, 2006.

Tax Matters.   In 2003, the Canada Revenue Agency (“CRA”) issued Notices of Reassessment asserting that Acrofax, Inc., a wholly-owned Canadian subsidiary of Equifax, is liable for additional tax for the 1995 through 2000 tax years, related to certain intercompany capital contributions and loans. The additional tax sought by the CRA for these periods ranges, based on alternative theories, from $7.7 million ($8.5 million Canadian dollars) to $17.1 million ($19.0 million Canadian dollars), plus interest and penalties. Acrofax has filed Notices of Objection in response to the Notices of Reassessment. On September 2, 2003, we made a statutorily-required deposit of $6.1 million ($6.8 million Canadian dollars) against the CRA’s primary assessment theory, which is recorded in our Consolidated Balance Sheet at September 30, 2006. We intend to vigorously contest these reassessments and do not believe we have violated any statutory provision or rule. If the final outcome of this matter was unfavorable to us, an additional claim may be filed by the local province; the likelihood and potential amount of such claim is unknown at this time. We cannot predict when this tax matter will be resolved.

6.      INCOME TAXES

Effective Tax Rate.   The income tax provisions for the three and nine months ended September 30, 2006 and 2005 were based on the estimated effective tax rates applicable for the twelve months ended December 31, 2006 and 2005, after considering items specifically related to the interim periods.

Our effective income tax rate was 29.7% for the three months ended September 30, 2006, down from 39.0% for the same period in 2005, due primarily to the reversal of $9.5 million in income tax reserves related to uncertain tax positions for which the applicable statute of limitations expired in the third quarter of 2006.

Our effective income tax rate was 32.9% for the nine months ended September 30, 2006 down from 37.7% for the same period in 2005. The reduction was due primarily to the reversal of $9.5 million in income tax reserves related to uncertain tax positions for which the applicable statute of limitations expired in the third quarter of 2006 and the non-taxable gain on the litigation settlement related to Naviant, Inc., during the second quarter of 2006 (as discussed in Note 5 of the Notes to Consolidated Financial Statements).

The provision for income taxes is reconciled with the federal statutory rate, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in millions)
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Provision computed at federal statutory rate	$39.3	$35.9	$110.3	$103.2
State and local taxes, net of federal benefit	1.6	2.2	3.0	5.0
Foreign	1.1	0.6	2.8	1.0
Valuation allowance	(0.3)	0.3	(0.3)	0.3
Tax reserves*	(8.9)	(0.2)	(8.3)	0.1
Impact of litigation settlement	—	—	(5.4)	—
Other	0.5	1.2	1.7	1.5
Provision for income taxes	$33.3	$40.0	$103.8	$111.1
Effective income tax rate	29.7%	39.0%	32.9%	37.7%

*                    Includes the reversal of $9.5 million in income tax reserves related to uncertain tax positions for which the statutue of limitations expired during the third quarter of 2006. The reversal impacts the three and nine months ended September 30, 2006.

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

The following table provides the components of net periodic benefit cost for the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
	(In millions)
Service cost	$2.7	$2.0	$0.1	$0.1
Interest cost	8.0	7.9	0.4	0.4
Expected return on plan assets	(10.3)	(10.1)	(0.3)	(0.3)
Amortization of prior service cost	0.3	1.2	0.2	0.2
Recognized actuarial loss	2.6	2.1	—	—
Special termination benefits	0.5	—	—	—
Total net periodic benefit cost	$3.8	$3.1	$0.4	$0.4

The following table provides the components of net periodic benefit cost for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
	(In millions)
Service cost	$7.5	$5.9	$0.3	$0.3
Interest cost	24.0	23.7	1.2	1.2
Expected return on plan assets	(30.8)	(30.3)	(0.9)	(0.9)
Amortization of prior service cost	0.6	3.4	0.4	0.6
Recognized actuarial loss	7.6	6.3	0.1	—
Special termination benefits	0.5	—	—	—
Total net periodic benefit cost	$9.4	$9.0	$1.1	$1.2

At December 31, 2005, the U.S. Retirement Income Plan (“USRIP”) and the Equifax Inc. Pension Plan (“EIPP”) met or exceeded ERISA’s minimum funding requirements. In January 2006, however, we made a discretionary contribution of $20.0 million to the EIPP. During the third quarter of 2006, we made an additional discretionary contribution of $2.0 million to fund our other postretirement benefit plans.

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

Operating revenue and operating income by segment for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating revenue	2006	2005	2006	2005
	(In millions)
North America
Information Services	$212.9	$211.2	$631.9	$609.5
Marketing Services	68.7	65.6	203.6	187.2
Personal Solutions	32.5	28.8	94.3	87.9
Total North America	314.1	305.6	929.8	884.6
Europe	39.8	35.1	112.3	106.8
Latin America	40.7	34.6	114.2	90.7
Total operating revenue	$394.6	$375.3	$1,156.3	$1,082.1

Operating income	2006	2005	2006	2005
	(In millions)
North America
Information Services	$84.0	$91.2	$261.5	$263.6
Marketing Services	24.5	22.7	69.4	60.9
Personal Solutions	15.6	2.5	5.2	9.8
Total North America	124.1	116.4	336.1	334.3
Europe	8.6	8.7	26.9	24.4
Latin America	12.5	10.0	32.9	24.4
General Corporate Expense	(24.6)	(27.8)	(69.7)	(67.1)
Total operating income	$120.6	$107.3	$326.2	$316.0

Total assets at September 30, 2006 and December 31, 2005 are as follows:

	September 30,	December 31,
Total assets	2006	2005
	(In millions)
North America	$1,221.8	$1,207.0
Europe	179.8	162.8
Latin America	252.8	239.4
General Corporate	239.7	222.3
Total assets	$1,894.1	$1,831.5

9.      SUBSEQUENT EVENT

On October 6, 2006, we acquired Austin Consolidated Holdings, Inc., known as Austin-Tetra, for $34.4 million in cash. Austin-Tetra is a provider of business-to-business data management and enhancement services to the commercial market. They provide companies and government agencies with information to help them better understand existing customers, target new customers, and effectively manage their vendors. This acquisition is part of our long-term growth strategy, complementing our commercial information business. We financed this acquisition through borrowings under our long-term revolving credit facility.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, the terms “Equifax,” “the Company,” “we,” “our” and “us” refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

The following discussion of our financial condition, results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (“2005 Form 10-K”) and our unaudited Consolidated Financial Statements and the related notes in Part I, Item 1—”Financial Statements,” above.

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

Segments.   We are organized and report our business results in three reportable segments: North America, Europe and Latin America. The North America segment consists of three operating segments: Information Services, Marketing Services and Personal Solutions. The Europe and Latin America reportable segments are made up of varying mixes of three product lines: Information Services, Marketing Services and Personal Solutions. Information Services revenue is principally transaction-related and is derived from our sales of the following products, a significant majority of which are delivered electronically: credit reporting and scoring, mortgage reporting, identity verification, fraud detection and modeling services, and certain of our decisioning products that facilitate and automate a variety of credit-oriented decisions. Marketing Services revenue is derived from sales of products that help customers acquire new customers, cross-sell to existing customers and manage portfolio risk. Personal Solutions revenue is both transaction and subscription based, and is derived from sales of credit monitoring and identity theft protection products, which we deliver to consumers through the mail and electronically via the Internet. For additional information regarding our reportable and operating segments, including detailed financial results, see Note 8 of the Notes to Consolidated Financial Statements in this Form 10-Q as well as further discussion within MD&A.

We operate in 13 countries: North America (the U.S., Canada and Costa Rica), Europe (the United Kingdom, Ireland, Spain and Portugal) and Latin America (Brazil, Argentina, Chile, El Salvador, Peru and Uruguay). We serve customers across a wide range of industries, including the financial services, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as state and federal governments. Our revenue stream is highly diversified with our largest customer only providing slightly more than 2% of total operating revenue. Our revenues are sensitive to a variety of factors, such as demand for, and price of, our services, technological competitiveness, our reputation for providing timely and reliable service, competition within our industry, federal, state and foreign regulatory requirements governing privacy and use of data and general economic conditions.

Growth Strategy.   During the nine months ended September 30, 2006, we analyzed our business to develop our growth strategy through 2010. Based on this analysis of our business, our growth strategy includes the following:

•       leveraging our core competencies in consumer and commercial credit and marketing information through new product innovation, organic and inorganic growth of our commercial information business, entering new vertical markets and creating new industry data portals, and providing real estate settlement services through a joint venture;

•       increasing our customers’ use of our proprietary analytical, predictive and enabling technologies to help them make quicker, better informed business decisions;

•       diversifying beyond our current business through disciplined acquisitions in complementary credit and non-credit data businesses and technology solutions, including potential new customers in sectors such as healthcare and collections; and

•       expanding into new geographic markets, with a long-term focus on potential new markets in certain foreign countries.

Some of the specific initiatives required to execute this strategy may result in an increase in capital expenditures or cash investment in future periods. See the Liquidity and Financial Condition section within MD&A for information regarding sources of cash, as well as additional uses.

Key Performance Indicators.   Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, operating revenue growth, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three and nine months ended September 30, 2006 and 2005, were as follows:

	Key Performance Indicators
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in millions, except per share data)
Operating revenue	$394.6	$375.3	$1,156.3	$1,082.1
Operating revenue growth	5%	17%	7%	14%
Operating income	$120.6	$107.3	$326.2	$316.0
Operating margin	30.6%	28.6%	28.2%	29.2%
Net income	$78.9	$62.5	$211.4	$183.7
Diluted earnings per share	$0.61	$0.47	$1.62	$1.39
Cash provided by operating activities	$99.4	$105.4	$255.4	$237.7
Capital expenditures	$7.6	$11.2	$34.1	$33.3

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Consolidated Financial Results

Net income for the three months ended September 30, 2006, was $78.9 million, compared to $62.5 million for the three months ended September 30, 2005. Earnings per share increased to $0.61 for the three months ended September 30, 2006, as compared to $0.47 for the same period a year ago.

Operating Revenue

Consolidated operating revenue increased $19.3 million, or 5%, to $394.6 million for the three months ended September 30, 2006, as compared to $375.3 million during the same period in 2005. This increase is primarily due to growth in Personal Solutions, Europe and Latin America and favorable foreign currency impact of $5.3 million, partially offset by a decline in Mortgage Solutions. The revenue growth of 5% for the third quarter of 2006 is in comparison to a strong third quarter in 2005, when revenue grew 17% over the same period in 2004.

Operating Expenses and Operating Margin

Consolidated operating expenses increased $6.0 million, or 2%, to $274.0 million for the three months ended September 30, 2006, as compared to $268.0 million in the same period in 2005. Cost of services in the third quarter of 2006 increased $4.9 million, or 3%, to $157.9 million when compared to the third quarter of 2005, primarily due to operating revenue growth and increased salary expenses due to increased headcount, partially offset by a $1.0 million net reversal of loss contingencies related to certain pending legal matters during the third quarter of 2006.

Selling, general and administrative expenses in the third quarter of 2006 increased $1.2 million, or 1%, to $95.7 million when compared to the same period a year ago, mainly due to higher salary expenses from increased headcount; an increase in tax and legal expenses; $1.9 million in additional benefit costs associated with the former Chief Financial Officer’s (“CFO”) decision in the third quarter of 2006 to retire early; and $0.8 million due to incremental negative impact of adopting Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”) on January 1, 2006. These increases were partially offset by a $4.0 million net reversal of loss contingencies related to certain legal matters and the higher salary and incentive costs in the third quarter of 2005 related to our Chief Executive

Officer (“CEO”) transition during that period. For additional information about the impact of SFAS No. 123R, see further discussion within MD&A and Note 2 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Consolidated operating income increased $13.3 million, or 12%, to $120.6 million for the three months ended September 30, 2006, as compared to $107.3 million in the same period in 2005. Consolidated operating margin for the three months ended September 30, 2006, was 30.6% as compared to 28.6% for the same period in 2005. The increases in our operating income and operating margins for the three months ended September 30, 2006, are due to the fluctuations in operating revenue and expenses discussed above, which includes the impact of the loss contingencies. For additional information about the activity related to the loss contingencies, including the reversal, see Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Other Income, net

Consolidated other income, net, decreased $4.3 million to $0.5 million for the three months ended September 30, 2006, as compared to $4.8 million in the same period in 2005. This decrease is primarily due to the $3.3 million gain recognized during the third quarter of 2005 related to an agreement with RMA Holdings, LLC, which was amended to, among other things, reduce the scope of services we were obligated to provide.

Income Taxes

Our effective income tax rate was 29.7% for the three months ended September 30, 2006, down from 39.0% for the same period in 2005, due primarily to the reversal of $9.5 million in income tax reserves related to uncertain tax positions for which the applicable statute of limitations expired in the third quarter of 2006. For additional information about our effective tax rate, see Note 6 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Segment Financial Results

Our consolidated segment results for the three months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,
Operating Revenue	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
	(Dollars in millions)
North America
Information Services	$212.9	54%	$211.2	56%	$1.7	1%
Marketing Services	68.7	18%	65.6	18%	3.1	5%
Personal Solutions	32.5	8%	28.8	8%	3.7	13%
Total North America	314.1	80%	305.6	82%	8.5	3%
Europe	39.8	10%	35.1	9%	4.7	13%
Latin America	40.7	10%	34.6	9%	6.1	18%
Total operating revenue	$394.6	100%	$375.3	100%	$19.3	5%

	Three Months Ended September 30,
Operating Income	2006	Profit Margin	2005	Profit Margin	$ Change	% Change
	(Dollars in millions)
North America
Information Services	$84.0	39%	$91.2	43%	$(7.2)	(8%)
Marketing Services	24.5	36%	22.7	35%	1.8	8%
Personal Solutions	15.6	48%	2.5	9%	13.1	523%
Total North America	124.1	40%	116.4	38%	7.7	7%
Europe	8.6	22%	8.7	25%	(0.1)	0%
Latin America	12.5	31%	10.0	29%	2.5	25%
General Corporate Expense	(24.6)	nm	(27.8)	nm	3.2	11%
Total operating income	$120.6	31%	$107.3	29%	$13.3	12%

nm—not    meaningful

Our North America operating revenue for the three months ended September 30, 2006 and 2005 was as follows:

	Three Months Ended September 30,
North America Operating Revenue	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
	(Dollars in millions)
U.S. Consumer and Commercial Services	$165.3	53%	$160.2	53%	$5.1	3%
Mortgage Solutions	17.3	5%	22.8	7%	(5.5)	(24%)
Canadian Operations	30.3	10%	28.2	9%	2.1	7%
Total North America Information Services	212.9	68%	211.2	69%	1.7	1%
Credit Marketing Services	41.6	13%	39.9	14%	1.7	4%
Direct Marketing Services	27.1	9%	25.7	8%	1.4	5%
Total Marketing Services	68.7	22%	65.6	22%	3.1	5%
Personal Solutions	32.5	10%	28.8	9%	3.7	13%
Total North America operating revenue	$314.1	100%	$305.6	100%	$8.5	3%

North America

Information Services

For the three months ended September 30, 2006, Information Services revenue was $212.9 million, an increase of $1.7 million, or 1%, when compared to the same period in 2005. Fluctuations in the Canadian dollar against the U.S. dollar favorably impacted Information Services revenue by $2.1 million. The revenue growth for the third quarter of 2006, is in comparison to a strong third quarter of 2005, when revenue grew 19% over the same period in 2004. We continue to see some softening in the U.S. economy which is impacting a number of our customers and could impact future revenue growth.

U.S. Consumer and Commercial Services revenue for the three months ended September 30, 2006, totaled $165.3 million, an increase of $5.1 million, or 3%, when compared to the same period in 2005. This increase is primarily due to higher sales related to our financial services customers’ volume growth and increased revenue from our commercial information services products, which offset some decline in telecommunication accounts due to decreases in volume and pricing. In our U.S. Consumer Information business, on-line volume was approximately 170 million transactions, up 3% in the third quarter of 2006 as compared to the same period in 2005.

Mortgage Solutions revenue for the three months ended September 30, 2006, totaled $17.3 million, a decrease of $5.5 million, or 24%, as compared to the same period a year ago. This decrease is primarily due to less favorable mortgage market conditions, including higher interest rates that resulted in lower refinancing and mortgage origination activity, as well as volume declines from a large customer that changed its retail mortgage business model.

Canadian revenue for the three months ended September 30, 2006, totaled $30.3 million, an increase of $2.1 million, or 7%, when compared to the same period in 2005. This increase is due to favorable currency impact. Local currency fluctuation against the U.S. dollar favorably impacted our Canadian revenue by $2.1 million, or 7%. Accordingly, in local currency, revenue in Canada for the third quarter of 2006 was relatively flat when compared to the same period in 2005.

Information Services operating income was $84.0 million, which was down 8% when compared to the same period a year ago. Information Services operating margin was 39% for the three months ended September 30, 2006, versus 43% for the same period in 2005. The decline in Information Services operating income and operating margin was primarily driven by changes in the business mix, increased taxes and legal expenses, as well as the $4.0 million, pretax, loss contingency related to certain pending legal matters recorded during the third quarter of 2006. The loss contingency decreased Information Services operating income by 4%.

Marketing Services

Marketing Services revenue for the three months ended September 30, 2006, totaled $68.7 million, an increase of $3.1 million, or 5%, when compared to the same period in 2005. Credit Marketing Services revenue for the three months ended September 30, 2006, totaled $41.6 million, an increase of $1.7 million, or 4%, when compared to the same period in 2005. The increase in Credit Marketing Services revenue is primarily due to higher volume mainly from our account management product offerings, as well as continued demand for core prescreen products and data sales. Since the second quarter of 2006, we are beginning to see a shift from account acquisition activity to account management activity. Direct Marketing Services revenue for the three months ended September 30, 2006, totaled $27.1 million, an increase of $1.4 million, or 5%, as compared to the same period in 2005. This increase is primarily due to the acquisition of BeNow Inc. on August 29, 2005.

Total Marketing Services operating income for the three months ended September 30, 2006, was $24.5 million, an increase of $1.8 million, or 8%, resulting mainly from revenue growth and lower production expenses as more projects migrate to our Accel platform.

Personal Solutions

Personal Solutions revenue for the three months ended September 30, 2006, totaled $32.5 million, an increase of $3.7 million, or 13%, compared to the same period in 2005. This increase is primarily due to higher revenue related to subscription-based products, driven by our 3-in-1 Monitoring product, as well as a favorable impact due to third party data breach activity. Increases in subscription-based product volume was partially offset by declines in transaction-based product volume. Operating income for the three months ended September 30, 2006, increased $13.1 million, to $15.6 million compared to $2.5 million for the same period in 2005. This increase is primarily due to the $9.0 favorable impact associated with the reversal of a loss contingency during the third quarter of 2006 due to favorable court rulings during the quarter, as well as a decrease in advertising and promotional costs as we eliminated less effective advertising channels and focused on online advertising. Of the $9.0 million reversal of loss contingencies, $7.5 million was recognized in selling, general and administrative expenses and $1.5 million was recorded in cost of services on our Consolidated Statement of Income during the three months ended September 30, 2006.

Europe

Europe revenue for the three months ended September 30, 2006, was $39.8 million, an increase of $4.7 million, or 13%, over the same period in 2005, primarily due to higher consumer activity associated with new business and increased volumes from existing customers, as well as increased volumes related to our commercial services business. Local currency fluctuation against the U.S. dollar favorably impacted our European revenue by $1.9 million, or 5%, as revenue was up 8% in local currency. Operating income for the three months ended September 30, 2006, totaled $8.6 million, relatively flat when compared to the same period a year ago. Europe’s operating margin was 22% for the three months ended September 30, 2006, versus 25% for the same period in 2005. The decline in operating margin was primarily driven by an increased investment in the business and lower general and administrative expenses in 2005, as compared to 2006.

Latin America

Latin America revenue for the three months ended September 30, 2006, totaled $40.7 million, an increase of $6.1 million, or 18%, over the same period in 2005 primarily due to broad-based volume increases in core information products, an increase in pricing for high value products, new product introductions and favorable foreign currency impact. The program to price for value is approaching a more mature stage, which may impact the rate of revenue growth, although inherent market growth and the potential for share gain remains attractive.

During the three months ended September 30, 2006, five of the six countries in Latin America experienced double digit revenue growth in U.S. dollars and in local currency. Local currency fluctuation against the U.S. dollar favorably impacted our Latin America revenue by $1.3 million, or 4%. Revenue grew 14% in local currency.

Operating income for the three months ended September 30, 2006, totaled $12.5 million, an increase of $2.5 million, or 25%, as compared to same period in 2005. This increase was primarily the result of revenue growth. Latin America operating margin was 31% for the three months ended September 30, 2006, versus 29% for the same period in 2005. The increase in operating margin is primarily driven by higher pricing and volume growth.

General Corporate Expense

Our general corporate expenses are costs that are incurred at the corporate level and are not directly associated with activities of a particular reportable segment. These expenses include shared services and administrative and legal expenses. General corporate expense was $24.6 million for the three months ended September 30, 2006, a decrease of $3.2 million, or 11%, compared to $27.8 million for the same period in 2005. This decrease was primarily due to higher salary and incentive costs related to our CEO transition in the prior year as our current CEO began employment with the Company in September 2005. This decline was partially offset by the $1.9 million negative impact of the former CFO’s decision in the third quarter of 2006 to retire early and the $0.8 million incremental negative impact from our adoption of SFAS No. 123R on January 1, 2006. For additional information about the impact of SFAS No. 123R, see further discussion within MD&A and Note 2 of the Notes to Consolidated Financial Statements in this Form 10-Q.

RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Consolidated Financial Results

Net income for the nine months ended September 30, 2006, was $211.4 million, compared to $183.7 million for the nine months ended September 30, 2005. Earnings per share increased to $1.62 for the nine months ended September 30, 2006 as compared to $1.39 for the same period a year ago.

Operating Revenue

Consolidated operating revenue increased $74.2 million, or 7%, to $1,156.3 million for the nine months ended September 30, 2006, as compared to $1,082.1 million during the same period in 2005. This increase is due to growth in Information Services, Marketing Services and Latin America, and favorable foreign currency impact of $13.3 million, partially offset by a decline in Mortgage Solutions.

Operating Expenses and Operating Margin

Consolidated operating expenses increased $64.0 million, or 8%, to $830.1 million for the nine months ended September 30, 2006, as compared to $766.1 million in the same period in 2005. Cost of services in the first nine months of 2006 increased $23.2 million, or 5%, to $466.5 million when compared to the same period in 2005, primarily due to operating revenue growth, increased salary expenses due to increase headcount, as well as $1.5 million in loss contingencies, net of reversal, related to certain pending legal matters.

Selling, general and administrative expenses in the first nine months of 2006 increased $39.3 million, or 15%, to $301.6 million when compared to the same period a year ago, mainly due to $7.5 million in loss contingencies, net of reversal, related to certain pending legal matters; the $6.6 million incremental negative impact of adopting SFAS No. 123R on January 1, 2006; $3.2 million in additional benefit costs associated with our former CFO’s and Chief Administrative Officer’s (“CAO”) decisions during the nine months ended September 30, 2006 to retire; higher salary expenses due to increased headcount; a year-to-date increase in advertising and promotional costs mainly related to our Personal Solutions business; and increased professional fees. These increases were partially offset by higher salary and incentive costs in the nine months ended September 30, 2005 related to our CEO transition. For additional information about the impact of SFAS No. 123R, see further discussion within MD&A and Note 2 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Consolidated operating income increased $10.2 million, or 3%, to $326.2 million for the nine months ended September 30, 2006, as compared to $316.0 million in the same period in 2005. Our operating income for the nine months ended September 30, 2006, increased due to the fluctuations in operating revenue and expenses discussed above, which includes the impact of the net accrual of expenses for loss contingencies.

Consolidated operating margin for the nine months ended September 30, 2006, was 28.2% as compared to 29.2% for the same period in 2005. The decline in operating margin was primarily driven by the loss contingencies, net of reversal, and the negative incremental impact of adopting SFAS No. 123R. For additional information about the activity related to the loss contingencies, including the reversal, see Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Other Income, net

Consolidated other income, net, increased $6.1 million to $16.0 million for the nine months ended September 30, 2006, as compared to $9.9 million in the same period in 2005. This increase is primarily due to a settlement of claims against certain former selling shareholders of Naviant, Inc. in September 2006. In 2004, we served a demand for arbitration alleging, among other things, that the sellers had breached various representations and warranties concerning information furnished to us in connection with our acquisition of Naviant, Inc. in 2002. As a result of this settlement, we recognized a $14.1 million non-taxable gain in other income, net, on our Consolidated Statement of Income for the nine months ended September 30, 2006. This increase was partially offset by a $3.3 million gain during the third quarter of 2005 related to an agreement with RMA Holdings, LLC, which was amended to, among other things, reduce the scope of services we were obligated to provide.

Income Taxes

Our effective income tax rate was 32.9% for the nine months ended September 30, 2006 down from 37.7% for the same period in 2005. The reduction was due primarily to the reversal of $9.5 million in income tax reserves related to uncertain tax positions for which the applicable statute of limitations expired in the third quarter of 2006 and the non-taxable gain on the litigation settlement associated with Naviant, Inc. during the second quarter of 2006 (as discussed in Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q). For additional information about our effective tax rate, see Note 6 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Segment Financial Results

Our consolidated segment results for the nine months ended September 30, 2006 and 2005 were as follows:

	Nine Months Ended September 30,
Operating Revenue	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
	(Dollars in millions)
North America
Information Services	$631.9	55%	$609.5	57%	$22.4	4%
Marketing Services	203.6	17%	187.2	17%	16.4	9%
Personal Solutions	94.3	8%	87.9	8%	6.4	7%
Total North America	929.8	80%	884.6	82%	45.2	5%
Europe	112.3	10%	106.8	10%	5.5	5%
Latin America	114.2	10%	90.7	8%	23.5	26%
Total operating revenue	$1,156.3	100%	$1,082.1	100%	$74.2	7%

	Nine Months Ended September 30,
Operating Income	2006	Profit Margin	2005	Profit Margin	$ Change	% Change
	(Dollars in millions)
North America
Information Services	$261.5	41%	$263.6	43%	$(2.1)	(1)%
Marketing Services	69.4	34%	60.9	33%	8.5	14%
Personal Solutions	5.2	6%	9.8	11%	(4.6)	(47)%
Total North America	336.1	36%	334.3	38%	1.8	1%
Europe	26.9	24%	24.4	23%	2.5	11%
Latin America	32.9	29%	24.4	27%	8.5	35%
General Corporate Expense	(69.7)	nm	(67.1)	nm	(2.6)	(4)%
Total operating income	$326.2	28%	$316.0	29%	$10.2	3%

nm—not meaningful

Our North America operating revenue for the nine months ended September 30, 2006 and 2005 was as follows:

	Nine Months Ended September 30,
North America Operating Revenue	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
	(Dollars in millions)
U.S. Consumer and Commercial Services	$486.8	52%	$460.8	52%	$26.0	6%
Mortgage Solutions	56.7	6%	66.0	8%	(9.3)	(14)%
Canadian Operations	88.4	10%	82.7	9%	5.7	7%
Total North America Information Services	631.9	68%	609.5	69%	22.4	4%
Credit Marketing Services	122.0	13%	112.9	13%	9.1	8%
Direct Marketing Services	81.6	9%	74.3	8%	7.3	10%
Total Marketing Services	203.6	22%	187.2	21%	16.4	9%
Personal Solutions	94.3	10%	87.9	10%	6.4	7%
Total North America operating revenue	$929.8	100%	$884.6	100%	$45.2	5%

North America

Information Services

For the nine months ended September 30, 2006, Information Services revenue was $631.9 million, an increase of $22.4 million, or 4%, when compared to the same period in 2005. Fluctuations in the Canadian dollar against the U.S. dollar favorably impacted our Information Services revenue by $6.7 million. The revenue growth for the nine months ended September 30, 2006, is in comparison to a strong nine months ended September 30, 2005, when revenue grew 16% over the same period in 2004. We continue to see some softening in the U.S. economy which is impacting a number of our customers and could impact future revenue growth.

U.S. Consumer and Commercial Services revenue for the nine months ended September 30, 2006, totaled $486.8 million, an increase of $26.0 million, or 6%, when compared to the same period in 2005. This increase is primarily due to higher sales to our financial services customers and increased revenue from our commercial information services products, which offset some decline in telecommunication accounts. In our U.S. Consumer Information business, on-line volume was approximately 485 million transactions, up 5% year-over-year.

Mortgage Solutions revenue for the nine months ended September 30, 2006, totaled $56.7 million, a decrease of $9.3 million, or 14%, as compared to the same period a year ago. This decrease is primarily due to volume declines from a large customer that changed its retail mortgage business model, as well as less favorable mortgage market conditions, including higher interest rates that resulted in lower refinancing and mortgage origination activity.

Canadian revenue for the nine months ended September 30, 2006, totaled $88.4 million, an increase of $5.7 million, or 7%, when compared to the same period in 2005. This increase is due to favorable currency impact. Local currency fluctuation against the U.S. dollar favorably impacted our Canadian revenue by $6.7 million, or 8%. Accordingly, in local currency, revenue in Canada for the nine months ended September 30, 2006 declined 1%, when compared to the same period in 2005, primarily due to lower consumer online volume, partially offset by higher consumer offline volume. Some customers are shifting their volume from online to offline as they focus on more customer retention and cross-selling than new customer acquisition.

Information Services operating income was $261.5 million, a decrease of $2.1 million, or 1%, from the same period a year ago. Information Services operating margin was 41% for the nine months ended September 30, 2006, versus 43% for the same period in 2005. The decline in Information Services operating income and operating margin was primarily driven by changes in business mix, increased tax and legal expenses, as well as the $4.0 million, pretax, loss contingency related to certain pending legal matters within this segment, which was recorded during the third quarter of 2006.

Marketing Services

Marketing Services revenue for the nine months ended September 30, 2006, totaled $203.6 million, an increase of $16.4 million, or 9%, when compared to the same period in 2005. Credit Marketing Services revenue for the nine months ended September 30, 2006, totaled $122.0 million, an increase of $9.1 million, or 8%, when compared to the same period in 2005. The increase in Credit Marketing Services revenue is primarily due to higher volume mainly from national and regional customers for certain of our products that target new customers and our account management product offerings, as well as continued demand for core prescreen products and data sales. Since the second quarter of 2006, we are beginning to see a shift from account acquisition activity to account management activity. Direct Marketing Services revenue for the nine months ended September 30, 2006, totaled $81.6 million, an increase of $7.3 million, or 10%, as compared to the same period in 2005. This increase is primarily due to the acquisition of BeNow Inc. on August 29, 2005.

Total Marketing Services operating income for the nine months ended September 30, 2006, was $69.4 million, an increase of $8.5 million, or 14%, resulting mainly from revenue growth and lower production expenses as more projects migrate to our Accel platform.

Personal Solutions

Personal Solutions revenue for the nine months ended September 30, 2006, totaled $94.3 million, an increase of $6.4 million, or 7%, compared to the same period in 2005. This increase is primarily due to higher revenue related to subscription-based products, primarily driven by our 3-in-1 Monitoring product, as well as a favorable impact due to third party data breach activity. Operating income for the nine months ended September 30, 2006, decreased $4.6 million, to $5.2 million, compared to $9.8 million for the same period in 2005. This decrease is primarily due to increased operating expenses associated with certain pending legal matters discussed below, as well as a year-to-date increase in advertising and promotional costs. During the nine months ended September 30, 2006, we recorded loss contingencies of $5.0 million, net of reversals, related to certain legal matters. Of this $5.0 million loss, $4.0 million was recognized in selling, general and administrative expenses and $1.0 million was recorded in cost of services on our Consolidated Statement of Income during the nine months ended September 30, 2006.

Europe

Europe revenue for the nine months ended September 30, 2006, was $112.3 million, an increase of $5.5 million, or 5%, as compared to the same period in 2005. Revenue increases were primarily due to higher consumer activity associated with new business and increased volumes from existing customers, as well as increased volumes related to our commercial services business. Local currency fluctuation against the U.S. dollar unfavorably impacted our European revenue by $1.4 million, or 1%, as revenue was up 6% in local currency. Operating income for the nine months ended September 30, 2006, was $26.9 million, an increase of $2.5 million, or 11%, when compared to the same period a year ago. The improvement in operating income was driven by continued focus on controlling expenses, including certain vendor price reductions received during the six months ended June 30, 2006, partially offset by higher production costs from increased sales volumes related to our consumer and commercial businesses and increased investment in the business. Europe’s operating margin was 24% for the nine months ended September 30, 2006, versus 23% for the same period in 2005.

Latin America

Latin America revenue for the nine months ended September 30, 2006, totaled $114.2 million, an increase of $23.5 million, or 26%, as compared to the same period in 2005 primarily due to broad-based volume increases in core information products, an increase in pricing for high value products, new product introductions and favorable foreign currency impact. The program to price for value is approaching a more mature stage, which may impact the rate of revenue growth, although inherent market growth and the potential for share gain remains attractive.

During the nine months ended September 30, 2006, all six countries in Latin America experienced double digit revenue growth in U.S. dollars and five of the six countries had double digit growth in local currency. Local currency fluctuation against the U.S. dollar favorably impacted our Latin America revenue by $8.0 million, or 9%. Revenue grew 17% in local currency.

Operating income for the nine months ended September 30, 2006, totaled $32.9 million, an increase of $8.5 million, or 35%, as compared to same period in 2005. This increase was primarily the result of revenue growth, as well as favorable currency impact. Latin America operating margin was 29% for the nine months ended September 30, 2006, versus 27% for the same period in 2005. The increase in operating margin is primarily driven by higher pricing and volume growth.

General Corporate Expense

Our general corporate expenses are costs that are incurred at the corporate level and are not directly associated with activities of a particular reportable segment. These expenses include shared services and administrative and legal expenses. General corporate expense was $69.7 million for the nine months ended September 30, 2006, an increase of $2.6 million, or 4%, compared to $67.1 million for the same period in 2005. This increase was primarily driven by the $6.6 million incremental negative impact from our adoption of SFAS No. 123R on January 1, 2006 and the $3.2 million negative impact of our former CFO’s and CAO’s decisions during 2006 to retire. These increases were partially offset by higher salary and incentive costs during the nine months ended September 30, 2005 related to our CEO transition. For additional information about the impact of SFAS No. 123R, see further discussion within MD&A and Note 2 of the Notes to Consolidated Financial Statements in this Form 10-Q.

LIQUIDITY AND FINANCIAL CONDITION

As of September 30, 2006, we had $55.7 million in cash and cash equivalents compared to $37.5 million at December 31, 2005. Our principal sources of liquidity are cash provided by operating activities and our revolving credit facilities. Our ability to generate cash from operating activities is one of our fundamental financial strengths. We believe that anticipated cash provided by operating activities, together with current cash and cash equivalents and access to committed and uncommitted credit facilities and the capital market, if required, will be sufficient to meet our projected cash requirements for the next twelve months, and the foreseeable future thereafter, although any projections of future liquidity needs and cash flows are subject to substantial uncertainty. We have $250.0 million principal amount of our 4.95% senior unsecured notes due November 1, 2007. Upon maturity, we may either (1) repay this obligation through a combination of borrowings under our credit facilities and cash and cash equivalents available at that time, or (2) refinance these notes, assuming such financing is available to us on acceptable terms.

In the normal course of business, we will consider the acquisition of, or investment in, complementary businesses or joint ventures, products, services and technologies, capital expenditures, payment of dividends, repurchase of outstanding shares of common stock and the retirement of debt. We may elect to use available cash and cash equivalents to fund such activities in the future. In the event additional liquidity needs arise, we may raise funds from a combination of sources, including the potential issuance of debt or equity securities. If adequate funds were not available to us, or were not available on acceptable terms, our ability to meet unanticipated working capital requirements or respond to business opportunities and competitive pressures could be limited.

Fund Transfer Limitations.   The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited, in some cases, by certain restrictions imposed by foreign governments, which do not, individually or in the aggregate, materially limit our ability to serve our indebtedness, meet our current obligations or pay dividends.

Cash Provided by Operating Activities

For the nine months ended September 30, 2006, we generated $255.4 million of cash provided by operating activities compared to $237.7 million for the nine months ended September 30, 2005, an increase of $17.7 million. The increase in cash provided by operating activities was primarily due to $15.2 million received in the second quarter of 2006 as a result of the settlement with certain former shareholder sellers of Naviant, Inc., $14.1 million of which was recognized as a non-taxable gain in net income. For additional information about this settlement, see Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Capital Expenditures

Capital expenditures, which consist of additions to property and equipment as well as other assets, totaled $34.1 million and $33.3 million for the nine months ended September 30, 2006 and 2005, respectively. Our capital expenditures are used for developing, enhancing and deploying new and existing technology platforms, replacing or adding equipment, updating systems for regulatory compliance, the licensing of software applications and investing in disaster recovery systems.

Acquisitions

We did not complete any acquisitions during the nine months ended September 30, 2006. In March 2005, we acquired APPRO to broaden and further strengthen our enabling technologies capabilities in our North America Information Services business. Additionally, in August 2005, we acquired BeNow to enhance our Marketing Services business and add to our enabling technology capabilities. During the nine months ended September 30, 2005, in order to continue to grow our credit data franchise, we also acquired the credit files, contractual rights to territories (generally states or integration areas) and customer relationships and related businesses of two independent credit reporting agencies in the U.S. and one in Canada that houses consumer information on our system. We acquired all of these businesses for $121.8 million, net of cash acquired. For additional information about our 2005 acquisitions, see Note 2 of the Notes to Consolidated Financial Statements in our 2005 Form 10-K.

On October 6, 2006, we acquired Austin Consolidated Holdings, Inc., known as Austin-Tetra, for $34.4 million in cash. Austin-Tetra is a provider of business-to-business data management and enhancement services to the commercial market. They provide companies and government agencies with information to help them better understand existing customers, target new customers, and effectively manage their vendors. This acquisition is part of our long-term growth strategy, complementing our commercial information business. We financed this acquisition through borrowings under our long-term revolving credit facility.

Borrowings and Credit Facility Availability

Short-Term Borrowings.   Net short-term (repayments) borrowings during the nine months ended September 30, 2006 and 2005, totaled ($0.6) million and $88.6 million, respectively, which primarily represents borrowings under our trade receivables-backed, revolving credit facility for the APPRO acquisition. Under this facility, a wholly-owned subsidiary of Equifax may borrow up to $125.0 million, subject to borrowing base availability and other terms and conditions, for general corporate purposes. The amended credit facility was scheduled to expire on September 5, 2006, with the option to extend the term for an additional period of up to two years if specified conditions are satisfied. During the third quarter of 2006, we extended this facility through November 30, 2006 and continue to have the ability to extend the term beyond that date as discussed above. Outstanding debt under the facility is consolidated on our Balance Sheet for financial reporting purposes. Based on the calculation of the borrowing base applicable at September 30, 2006, $8.7 million was available for borrowing and $90.0 million was outstanding under this facility, which is included in short-term debt and current maturities on our Consolidated Balance Sheet.

Long-Term Revolving Credit Facilities.   Net (repayments) borrowings under long-term revolving credit facilities during the nine months ended September 30, 2006 and 2005 were ($47.0) million of net repayments and $120.0 million of net borrowings, respectively. This activity represents net borrowings under our $500.0 million senior unsecured revolving credit agreement (“Existing Credit Agreement”). On July 24, 2006, we amended and restated the Existing Credit Agreement. Under the Amended and Restated Credit Agreement (the “Amended Credit Agreement”), among other provisions the term was extended from August 20, 2009 to July 24, 2011; the applicable margin for borrowings and the annual facility fee were lowered; the maximum leverage ratio (as defined in the Amended Credit Agreement) was increased from 3.0 to 1 to 3.50 to 1; and a minimum interest coverage ratio was deleted. The Amended Credit Agreement may be used for working capital and other general corporate purposes.

The Amended Credit Agreement also includes an “accordion” feature that will allow us to request an increase of up to $500.0 million in the maximum borrowing commitment, which cannot exceed $1.0 billion. Each member of the lending group may elect to participate or not participate in any request we make to increase the maximum borrowing commitment. In addition, any increase in the borrowing commitment pursuant to this accordion feature is subject to certain terms and conditions, including the absence of an event of default. The increased borrowing commitment may be used for general corporate purposes.

At September 30, 2006, interest was payable on borrowings under the Amended Credit Agreement at the base rate or London Interbank Offered Rate (“LIBOR”) plus a specified margin or competitive bid option as selected by us from time to time. The annual facility fee and interest rate are subject to adjustment based on our debt ratings. As of September 30, 2006, $482.0 million was available for borrowings and there were outstanding borrowings of $18.0 million under this facility, which is included in long-term debt on our Consolidated Balance Sheet.

Canadian Credit Facility.   We are a party to a credit agreement with a Canadian financial institution that provides for a C$25.0 million (denominated in Canadian dollars), 364-day revolving credit agreement which was scheduled to expire on September 30, 2006. During the third quarter of 2006, however, we renewed this facility through September 30, 2007. During the nine months ended September 30, 2006, there was no activity under this facility. At September 30, 2006, there were no outstanding borrowings under this facility.

Payments on Long-Term Debt.   There were no payments on long-term debt during the nine months ended September 30, 2006. During the nine months ended September 30, 2005, we redeemed $250.0 million principal amount of 6.3% senior unsecured notes by utilizing borrowings under certain revolving credit facilities.

Other.   At September 30, 2006, 78% of our debt was fixed rate debt and 22% was variable rate debt. Our variable rate debt consists of the foregoing revolving credit facilities and generally bears interest based on a specified margin plus a base rate, LIBOR or commercial paper rate. The interest rates reset periodically, depending on the terms of the respective financing arrangements. At September 30, 2006, interest rates on our variable rate debt ranged from 5.6% to 5.7%. We were in compliance with all of our financial and non-financial debt covenants at September 30, 2006.

For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 4 of the Notes to Consolidated Financial Statements in our 2005 Form 10-K and Note 4 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Equity Transactions

Sources and uses of cash related to equity during the nine months ended September 30, 2006 and 2005 were as follows:

Share Repurchase Program.   Under the stock repurchase program authorized by our Board of Directors, we purchased 4.6 million and 2.8 million common shares on the open market during the nine months ended September 30, 2006 and 2005, respectively, for $162.0 million and $95.0 million, respectively, at an average price per common share of $35.02 and $33.46, respectively. At September 30, 2006, the amount available for future share repurchases under this program was $183.4 million. Between October 1, 2006 and October 31, 2006, we purchased 0.6 million shares of our common stock for $23.6 million under the stock repurchase program authorized by our Board of Directors.

Dividend Payments.   During the nine months ended September 30, 2006 and 2005, we paid cash dividends of $15.3 million and $14.8 million, respectively, at $0.12 per share and $0.11 per share, respectively.

Exercise of Stock Options.   During the nine months ended September 30, 2006 and 2005, we received cash of $19.8 million and $47.7 million, respectively, from the exercise of stock options.

Contractual Obligations, Commercial Commitments and Other Contingencies

A potential significant use of cash would be the payment to Computer Sciences Corporation (“CSC”) if they were to exercise their option to sell their credit reporting business to us at any time prior to 2013. The option exercise price will be determined by agreement or by an appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if the option had been exercised at December 31, 2005, the price range would approximate $650 million to $700 million. This estimate is based solely on our internal analysis of the value of the business, current market conditions and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than our estimate. Our agreement with CSC, which expires on July 31, 2008, also provides us with an option to purchase CSC’s credit reporting business if CSC does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. If CSC were to exercise its option, or if we were able to and decided to exercise our option, then we would have to obtain additional sources of funding. We believe that this funding would be available from sources such as additional bank lines of credit and the capital markets for debt and/or equity financing. However, the availability and terms of any such capital financing would be subject to a number of factors, including credit market conditions, the state of the equity markets, general economic conditions and our financial performance and condition.

Our contractual obligations, commercial commitments and other contingencies have not materially changed from those reported in our 2005 Form 10-K. For additional information about certain obligations and contingencies, see Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Off-Balance Sheet Arrangements

Other than facility leasing arrangements, we do not engage in off-balance sheet financing activities. In 1998, we entered into a synthetic lease on our Atlanta corporate headquarters building in order to obtain favorable financing terms with regard to this facility. This $29.0 million lease expires in 2010. Lease payments for the remaining term totaled $6.4 million at September 30, 2006. Under this synthetic lease arrangement, we have guaranteed the residual value of the leased property to the lessor. In the event that the property were to be sold by the lessor at the end of the lease term, we would be responsible for any shortfall of the sales proceeds, up to a maximum amount of $23.2 million, which equals 80% of the value of the property at the beginning of the lease term. The liability for this shortfall, which was $1.4 million and $4.0 million at September 30, 2006 and December 31, 2005, respectively, is recorded in other long-term liabilities on our Consolidated Balance Sheets.

Related Party Transactions

On July 24, 2006, we amended and restated our existing five-year, $500.0 million senior unsecured revolving credit facility with SunTrust Bank, as Joint Lead and Administrative Agent, Banc of America Securities, LLC, as Joint Lead and Syndication Agent, and a number of other financial institutions. SunTrust Bank and Bank of America, N.A., of which Banc of America Securities, LLC is a subsidiary, are both considered related parties in accordance with SFAS No. 57, “Related Party Disclosures,” since members of our Board of Directors have affiliations with these companies. For additional information about this transaction, see Note 4 of the Notes to Consolidated Financial Statements in this Form 10-Q.

There have not been any other material changes in transactions with related parties during the nine months ended September 30, 2006. For additional information about our related parties and associated transactions, see Note 12 of the Notes to Consolidated Financial Statements in our 2005 Form 10-K.

Pension and Other Postretirement Plans

Pension benefits are provided through U.S. and Canadian defined benefit pension plans and two supplemental executive defined benefit pension plans. Substantially all employees participate in one or more of these plans. The measurement date for our defined benefit pension plans is December 31 of each year. Since January 1, 2005, we have had two non-contributory qualified retirement plans covering all inactive retired and vested participants as of that date (the U.S. Retirement Income Plan, or “USRIP”) and all active employee participants as of that date (the Equifax Inc. Pension Plan, or “EIPP”). We also maintain a defined benefit plan for most salaried and hourly employees in Canada (the Canadian Retirement Income Plan, or “CRIP”). Benefits of both plans are primarily a function of salary and years of service. At December 31, 2005, the USRIP and the EIPP met or exceeded ERISA’s minimum funding requirements. We do not expect to have to make any minimum funding contributions under ERISA for 2006 with respect to the USRIP or the EIPP based on applicable law in effect for 2006. In January 2006, however, we made a discretionary contribution of $20.0 million to the EIPP. During the third quarter of 2006, we made an additional discretionary contribution of $2.0 million to fund our other postretirement benefit plans. While we do not believe any minimum funding contributions will be required in 2007, we may make a discretionary contribution depending on certain circumstances, including market conditions and liquidity needs.

In August 2006, the President of the United States of America signed the Pension Protection Act of 2006 into law. Included in this legislation are changes to the method of valuing pension plan assets and liabilities for funding purposes, as well as the minimum funding levels required by 2008. We are currently evaluating the impact this new pension legislation may have on our future funding requirements and our Consolidated Financial Statements.

The discount rate assumption used to calculate annual expense was 5.80% for the USRIP and 6.26% for the EIPP for the twelve months ended December 31, 2005. In 2006, the discount rate used to calculate the annual SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”), expense is 5.70% for the USRIP and 5.89% for the EIPP. The decrease in discount rates is due to the general decline in long-term interest rates during 2005 and the consequent effect on the yields of the portfolio of long-term corporate bonds, which are used to determine the discount rate.

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

For our non-U.S. tax-qualified retirement plans, we fund at least the amounts sufficient to meet minimum funding requirements but no more than allowed as a tax deduction pursuant to applicable tax regulations. For the non-qualified supplementary retirement plans, we fund the benefits as they are paid to retired participants, but accrue the associated expense and liabilities in accordance with U.S. generally accepted accounting principles.

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

SFAS No. 123R applies to all of our outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards. All of our stock-based awards, which are stock options and nonvested stock, are classified as equity instruments. In accordance with SFAS No. 123R, we elected to use the modified prospective transition method as opposed to the modified retrospective transition method. Under the modified prospective transition method, financial statements prior to adoption remain unchanged. The following discusses several other elections we made as a result of adopting SFAS No. 123R:

•       For our pro forma disclosures under SFAS No. 123, we used the Black-Scholes option pricing model. Upon the adoption of SFAS No. 123R, we compute the fair value of options granted on or after January 1, 2006 using the binomial model. Additionally, based on the guidance in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107, “Share-Based Payment”, we changed our expected volatility assumption used in the binomial model. We will revisit all assumptions at each grant date. The fair value of stock options granted prior to the adoption of SFAS No. 123R, calculated using the Black-Scholes model, remains unchanged.

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

We do not expect to change our policies related to stock-based awards, such as the quantity or type of instruments issued, as a result of adopting SFAS No. 123R, nor do we plan on changing the terms of our stock-based awards. At September 30, 2006, our total unrecognized compensation cost related to nonvested stock and stock options was $12.5 million with a weighted-average recognition period of 2.2 years and $3.8 million with a weighted-average recognition period of 1.1 years, respectively.

SFAS No. 123R requires that benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior accounting standards. This requirement reduced operating cash flows and increased financing cash flows by $3.5 million during the nine months ended September 30, 2006.

For additional information about the financial impact of SFAS No. 123R and differences in valuation methodologies and assumptions under SFAS No. 123R as compared to those used under SFAS No. 123, see Note 2 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Pension and Other Postretirement Plans.   In September 2006, the Financial Accounting Standards Board issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”), which is effective for us as of December 31, 2006. SFAS 158 requires us to recognize (1) the overfunded or underfunded status of our defined benefit pension and other postretirement benefit plans as an asset or liability in our Consolidated Balance Sheet and (2) changes in the funded status in the year in which the changes occur through other comprehensive income, a component of shareholders’ equity. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. This statement also requires us to measure the funded status of our plans as of the date of our year-end Consolidated Balance Sheet, December 31, which is consistent with our current measurement date. SFAS 158 also provides additional disclosure requirements and guidance related to balance sheet classification. We do not expect this guidance to impact our Consolidated Statements of Income, nor do we expect it to impact our debt covenant compliance upon adoption. If this guidance had been effective as of December 31, 2005, the impact on our Consolidated Balance Sheet at such date would have been a $95.2 million decrease in total assets (including the impact to the long-term deferred tax asset), $26.1 million increase to total liabilities and a $121.3 million decrease to shareholders’ equity. The impact on our Consolidated Balance Sheet as of December 31, 2006 is uncertain until we measure the funded status of our pension and other postretirement plans as of that date, but could vary significantly from the impact as of December 31, 2005, depending on, among other things, changes in assumptions, such as discount rates and expected return on plan assets, as well as the fair value of our plan assets.

Others.   For additional information about other new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the Notes to Consolidated Financial Statements in this Form 10-Q.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The “Application of Critical Accounting Policies” section on page 44, and Note 1 to the Consolidated Financial Statements, in our 2005 Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from our estimates. There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2006.

FORWARD-LOOKING STATEMENTS

We have included in this Quarterly Report on Form 10-Q, and from time to time our management may make, statements which may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Those statements appear at various places in this Form 10-Q, including those referenced in the next paragraph. Words such as “believes”, “anticipates”, “expects”, “intends”, “continue”, “remain”, “will”, “should”, “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date of this filing. Equifax undertakes no obligation to update any forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

The important factors that could cause actual results to differ materially from those in our specific forward-looking statements included in this Form 10-Q include, but are not limited to, the following:

•       Regarding our expectations with respect to the impact of a softening U.S. economy on our future revenue growth, discussed under “North America—Information Services” in MD&A, and pricing in Latin America, discussed under “Latin America” in MD&A, local economic conditions and pricing and other competitive pressures which could result in lessened demand for our products and services, a loss of customers or a rate of increase or decrease in prices for our services different than past experience;

•       Regarding our future liquidity needs discussed under “Liquidity and Financial Condition,” our ability to generate cash from operating activities and any declines in our credit ratings or financial condition which could restrict our access to the capital markets or materially increase our financing costs;

•       With respect to the accounting for stock-based payments discussed in Note 2 of the Notes to Consolidated Financial Statements and under “Recent Accounting Pronouncements” in MD&A,

changes in the assumptions underlying our share-based awards and related compensation and employment policies;

•       With respect to our pension funding obligations and expected rate of return on plan assets discussed in Notes 1 and 7 of the Notes to Consolidated Financial Statements and under “Pension Plans “ and “Pension and Other Postretirement Plans” in MD&A, the impact of changes in accounting standards and pension funding laws and regulations, measurement of pension and other postretirement plan assets and pension liabilities, actuarial assumptions and future investment returns on pension assets and pension liabilities; and

•       With respect to Note 5 of the Notes to Consolidated Financial Statements, “Commitments and Contingencies”, and “Contractual Obligations, Commercial Commitments and Other Contingencies” in MD&A, changes in the market value of our assets or the actual cost of our commitments or contingencies, including, without limitation, the negotiated or appraised price payable under the CSC option, if exercised, and the outcome of our pending litigation referenced therein and in Part II, Item 1, “Legal Proceedings”.

You should also refer to the risk factors discussed in Part II, Item 1A of this Form 10-Q under “Risk Factors”, and in our 2005 Form 10-K under “Forward-Looking Statements” on page 2 and “Risk Factors” in Part I, Item 1A, and in our other filings with the SEC. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk,” in Part II, Item 7A of our 2005 Form 10-K. There were no material changes to our market risk exposures during the nine months ended September 30, 2006.

ITEM 4.                CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

Equifax, certain of its subsidiaries, and other persons have been named as parties in various legal actions and administrative proceedings arising in connection with the operation of Equifax’s businesses. In most cases, plaintiffs seek unspecified damages and other relief. These actions include the following:

Naviant Arbitration and Litigation.   As previously reported, we have been involved in arbitration proceedings brought against the shareholder sellers of Naviant, Inc., which we acquired in 2002, claiming they breached various representations and warranties concerning information furnished to us in connection with the acquisition transaction. We also filed a lawsuit on August 13, 2004, in the U.S. District Court for the Southern District of Florida, in a case captioned Equifax Inc. and Naviant Inc. v. Austin Ventures VII, L.P, et al., to preserve our legal claims against these shareholder sellers. On June 20, 2005, the District Court granted our request to stay the litigation pending the outcome of the arbitration. Since our original demand for arbitration was filed on December 30, 2003, we have released our claims against one selling shareholder, Seisint, Inc., as part of a settlement; settled our claims against certain other former selling shareholders on June 14, 2006, in exchange for a cash payment to us of $15.2 million; and continued to pursue our arbitration claims against the remaining selling shareholders. Discovery in the arbitration proceedings is ongoing and a hearing on the merits of the case is scheduled for February 5, 2007.

CROA Litigation.   On November 19, 2004, an action was commenced captioned Robbie Hillis v. Equifax Consumer Services, Inc. and Fair Isaac, Inc., in the U.S. District Court for the Northern District of Georgia. Plaintiff asserts that defendants have jointly sold Equifax’s Score Power® credit score product in violation of certain procedural requirements under the federal Credit Repair Organizations Act (“CROA”). Plaintiff contends that Equifax Consumer Services, Inc., and Fair Isaac are “credit repair organizations” under CROA and that the transaction by which he purchased Score Power® was in violation of CROA and fraudulent. Plaintiff seeks certification of a class on behalf of all individuals who purchased such services from defendants within the five-year period prior to the filing of the complaint. Plaintiff seeks unspecified damages, attorneys’ fees and costs. On May 23, 2005, the District Court denied defendants’ partial motions to dismiss the case and the defendants have answered, denying all liability or wrongdoing. Following the conclusion of discovery, plaintiff filed motions for class certification and partial summary judgment which were denied by the District Court on August 18, 2006.

On April 19, 2006, in an action captioned Steven G. Millett and Melody J. Millett v. Equifax Information Services, LLC and Equifax Consumer Services, Inc., which was originally filed on June 16, 2004, and then transferred from the U.S. District Court for Kansas to the U.S. District Court for the Northern District of Georgia, plaintiffs filed a Fifth Amended Class Action Complaint. In this Complaint, plaintiffs assert, among other allegations, that Equifax Consumer Services, Inc., sold Equifax’s CreditWatch™ product in violation of CROA, asserting claims similar to those made by plaintiff in the Hillis case described in the preceding paragraph. Plaintiffs seek certification of a class on behalf of all individuals who purchased the CreditWatch product from Equifax from September 9, 2001, to the present, and unspecified damages, attorney’s fees and costs. Discovery has commenced.

NCRA/Standfacts Litigation.   On March 25, 2004, the National Credit Reporting Association, Inc. (“NCRA”), a trade association of mortgage credit information resellers, and, separately, 23 of NCRA’s members, commenced suits against Equifax, Experian and TransUnion alleging various violations of antitrust and unfair practices laws. After a variety of rulings on procedural and substantive issues, including grants on two occasions of all or part of defendants’ motions to dismiss, the remaining claims of all plaintiffs have been consolidated under a Third Amended Complaint, filed June 29, 2005, in an action captioned Standfacts Credit Services, et al. v. Experian Information Solutions, Inc., Equifax Inc., and TransUnion, LLC, pending in the U.S District Court of the Central District of California. Plaintiffs seek to represent a class of all resellers that have purchased information from defendants since March 2000, and allege that the defendants have conspired to monopolize, have discriminated among resellers in pricing and have treated resellers unfairly. The amended complaint seeks injunctive relief and unspecified amounts of damages. On August 12, 2005, the defendants moved to dismiss the antitrust claims and for summary judgment on the unfair practices claims. The District Court granted defendants’ motions to dismiss all claims except for one remaining Sherman Act, Section 1 conspiracy claim and 19 of the 23 original plaintiffs have been dismissed from the case by agreement. Discovery is ongoing and a trial date is scheduled for October 2, 2007. On September 1, 2006, plaintiffs filed a motion for class certification.

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

VantageScore Litigation.   On March 14, 2006, Equifax and two other national credit reporting companies announced the development of VantageScore(SM), a credit scoring system. VantageScore is being independently marketed and sold separately by the three national credit reporting companies through licensing agreements with VantageScore Solutions LLC, which is jointly owned by them. On October 11, 2006, Fair Isaac Corporation filed a lawsuit in the U.S. District Court for the District of Minnesota alleging that the national credit reporting companies and VantageScore Solutions LLC violated antitrust laws, engaged in unfair competitive practices and infringed plaintiff’s trademark by using a credit score product with a score range that overlaps the FICO® score range. Equifax believes the lawsuit is without merit and will vigorously defend itself and VantageScore Solutions LLC against these claims.

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

ITEM 1A.        RISK FACTORS

The Company’s principal risk factors include, but are not limited to:

•       changes in worldwide and U.S. economic conditions and movements in interest rates that materially impact consumer spending and use of consumer debt;

•       changes in demand for Equifax’s products and services;

•       our ability to successfully develop and market new products and services;

•       pricing and other competitive pressures which could result in a loss of customers or a rate of increase or decrease in prices for our services different than past experience;

•       changes in laws and regulations governing our business and the application of existing laws, including federal or state responses to identity theft concerns and governing the use of consumer or business credit or marketing information, which could increase our operating costs or reduce the market for our services;

•       disruptions in our business critical systems and operations which could interfere with our ability to deliver services to our customers;

•       risks relating to illegal third party efforts to access data and our operating systems;

•       risks associated with the integration of acquired technologies, businesses and other investments;

•       third party claims alleging infringement of intellectual property or other proprietary rights, or alleging unfair competition or violation of privacy rights; and

•       the outcome of our pending litigation.

In addition to the factors discussed elsewhere in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our 2005 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2005 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during the three months ended September 30, 2006:

				Maximum Number
				(or Approximate
			Total Number	Dollar Value)
	Total		of Shares Purchased	of Shares that May
	Number	Average	as Part of	Yet Be Purchased
	of Shares	Price Paid	Publicly-Announced	Under the Plans or
Period	Purchased(1)	Per Share(2)	Plans or Programs	Programs(3)
June 30, 2006				$248,377,073
July 1 - July 31, 2006	758,873	$32.61	751,800	$223,857,263
August 1 - August 31, 2006	925,368	$31.93	912,500	$194,719,065
September 1 - September 30, 2006	322,410	$35.21	322,100	$183,378,182
Total	2,006,651	$32.72	1,986,400	$183,378,182

(1)   The total number of shares purchased includes: (1) shares purchased pursuant to our publicly announced share repurchase program (“Program”); and (2) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 7,073 shares in July 2006, 12,868 shares in August 2006 and 310 shares in September 2006.

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

ITEM 6.                EXHIBITS

The following is a complete list of Exhibits included as part of this Report. A list of those documents filed with this Report is set forth on the Index to Exhibits appearing elsewhere in this Report and is incorporated by reference:

Exhibit No.	Description
4.1	Amended and Restated Credit Agreement dated as of July 24, 2006 among Equifax Inc., Equifax PLC, the Lenders named therein and SunTrust Bank as Administrative Agent.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUIFAX INC.
(Registrant)
Date: November 1, 2006	By:	/s/ RICHARD F. SMITH
Richard F. Smith
Chairman and Chief Executive Officer (Principal Executive Officer)
Date: November 1, 2006		/s/ LEE ADREAN
Lee Adrean
Corporate Vice President and Chief Financial Officer (Principal Financial Officer)
Date: November 1, 2006		/s/ NUALA M. KING
Nuala M. King
Senior Vice President and Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

The following documents are being filed with this Report.

Exhibit No.	Description
4.1	Amended and Restated Credit Agreement dated as of July 24, 2006 among Equifax Inc., Equifax PLC, the Lenders named therein and SunTrust Bank as Administrative Agent.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.