Form 10-K
period 2006-12-31
EQUIFAX INC
filed 2007-02-28
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
                 ☐ YES                  ☒ NO

As of the last day of the second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,516,672,927 based on the closing sale price as reported on the New York Stock Exchange. At January 31, 2007, there were 124,858,610 shares of voting common stock with a par value of $1.25 outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s definitive proxy statement relating to its annual meeting of shareholders to be held on May 4, 2007 is incorporated by reference in Part III to the extent described therein.

As used herein, the terms “Equifax,” “Company,” “we,” “our” and “us” refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

FORWARD-LOOKING STATEMENTS

This Form 10-K and other written reports and oral statements made from time to time by Equifax may contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include all statements that are not historical or current facts; relate to our expectations about future events or results based on the information that is currently available to us; involve assumptions, risks and uncertainties; and speak only as of the date on which such statements are made. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seeks,” “plan,” “project,” “continue,” “predict,” and other words or expressions of similar meaning are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, information concerning our growth strategies, financing plans, competitive position, potential growth opportunities, future financial performance, potential operating performance improvements, objectives for products and services, trends, and in particular, our cost reduction programs and activities, litigation and other legal matters, and our outlook for 2007. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results may differ materially from those expressed or implied in those statements.

Some factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those described in Item IA, “Risk Factors”, and the following:

•       Changes in the United States (“U.S.”) and global economic conditions and significant movements in interest rates that impact consumer spending and use of consumer debt;

•       Heightened competition, particularly price competition, which could reduce profit margins and constrain growth in our businesses, primarily in the credit reporting and credit scoring business;

•       Our ability to successfully develop and market new products and services, incorporate new technology and adapt to technological change and customer demand;

•       Disruptions in our business-critical systems and operations which could interfere with our ability to deliver products and services to our customers;

•       Security risks related to illegal third-party efforts to access our data and interfere with our operating systems;

•       The impact of our pending acquisition of TALX Corporation, including our ability to obtain TALX shareholder and regulatory approvals of the acquisition, described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on the proposed terms and schedule; the risk that the business will not be integrated successfully; the risk that cost savings and any other synergies from the acquisition may take longer to realize than expected or may not be fully realized; and the disruption from the acquisition making it more difficult to maintain relationships with customers, employees or suppliers;

•       Risks associated with the integration of other acquired technologies, businesses and investments;

•       Management of Equifax’s outsourcing projects or key vendors, including technology infrastructure and related services;

•       Risks associated with investments and operations in foreign countries, including laws related to the protection of intellectual property, taxation or repatriation of foreign earnings;

•       Changes in laws and regulations, and the application and enforcement of existing laws and regulations, such as those related to consumer protection, privacy, identity theft and marketing of consumer or business information, which could impact the amount we can charge for our products and services, limit the availability of or demand for such products and services, increase our compliance costs or result in increased exposure to potential litigation, or tax, welfare or pension laws and regulations;

•       Changes in accounting pronouncements promulgated by standard-setting or regulatory bodies, including the Public Company Accounting Oversight Board, Financial Accounting Standards Board and the Securities and Exchange Commission (“SEC”);

•       Pending and potential state and federal class action lawsuits, other litigation and regulatory actions, claims of infringement of patents or other intellectual property, and the outcome of federal tax audits;

•       Significant deterioration in economic conditions, including changes in inflation, interest rates and foreign currency exchange rates, which could have an adverse effect on our operations, impede our access to, or increase the cost of, external financing or increase future pension expense; and

•       Potential public health epidemics, international conflicts and terrorist acts which could cause operational disruption.

You should not place undue reliance on these forward-looking statements and should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our future reports on Forms 10-K, 10-Q and 8-K.

You may obtain our SEC filings at our website, www.equifax.com/corp/investorcenter/financials/main.shtml, or at the SEC’s web site, www.sec.gov.

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

We currently operate in 14 countries: North America (the U.S., Canada and Costa Rica), Europe (the United Kingdom (“U.K.”), The Republic of Ireland, Spain and Portugal) and Latin America (Brazil, Argentina, Chile, El Salvador, Honduras, Peru and Uruguay). We serve customers across a wide range of industries, including the financial services, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as state and federal governments. We also serve consumers directly. Our revenue stream is highly diversified with our largest customer providing slightly more than 2% of total revenues.

Segment Reporting

We managed our business and report our financial results through the following three reportable segments:

•       North America

•       Europe

•       Latin America

The North America reportable segment consists of three operating segments:

•       Information Services

•       Marketing Services

•       Personal Solutions

Detailed financial results and segment information are provided in Note 14 of the Notes to Consolidated Financial Statements in this Form 10-K. We implemented an organizational realignment in late 2006, effective January 1, 2007; see further discussion of this matter in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 15 of the Notes to Consolidated Financial Statements in this Form 10-K.

Overview

Our strategic objective is to provide value-add products and services that leverage our information and enabling technology assets to allow customers to determine the type of business relationship to have with a particular consumer or business. These products and services include:

•       Enabling businesses to make informed decisions utilizing credit information;

•       Assisting customers in reducing the impact of fraudulent activities;

•       Assisting companies in the management of their credit portfolios;

•       Enabling customers to manage their debt recovery activities;

•       Enabling customers to market specific products and services to consumers and businesses;

•       Enabling customers to develop marketing strategies for cross-selling other products and services to their entire customer base;

•       Enabling consumers to manage information on their personal credit and financial histories; and

•       Enabling customers to comply with federal and state legislation in their customer management and identification verification processes.

To meet these strategic objectives, we have developed numerous analytical tools for customers to use in their consumer and commercial decisioning activities. These activities cover the complete customer life cycle from consumer acquisition, to relationship management (e.g., up-selling, cross-selling), to risk management.

Our Predictive Sciences solutions include (1) the statistical analysis of data, (2) creation of models, (3) integration of models into decisioning platforms (e.g., enabling technologies) and (4) consulting with our customers in the formulation and execution of strategies to maximize revenue opportunities throughout our Information and Marketing Services businesses. We also sell our services to institutions that may not be customers for our information services, but will utilize our enabling technology solutions to make better business decisions.

Our enabling technologies include products such as ePort, APPLY™, Decision Power, Accel CM, Accel DM, LoanCenter and InterConnect®. These platforms are developed in an Application Service Provider (“ASP”) format to allow for ease of integration with customers’ internal systems and to leverage Equifax’s extensive technological systems and communication networks.

North America

North America is our largest reportable segment. During the twelve months ended December 31, 2006, North America generated 80% of our revenue and 85% of our operating profit before general corporate expense. This segment includes results of our Information Services, Marketing Services and Personal Solutions operating segments in the U.S., Canada and Costa Rica.

Information Services

In North America, our Information Services operating segment consists of the following components: U.S. Consumer and Commercial Services, Mortgage Services and our Canadian Operations.

Our Consumer Services products and services are derived from the credit information that we maintain about individual consumers and are the dominant products and services in our North America segment. We offer a full range of Consumer Services products in our North America markets, including credit reporting, credit scoring, mortgage reporting, risk management, fraud detection and modeling services, together with certain of our decisioning products that facilitate pre-approved offers of credit and automate a variety of credit decisions. Our customers utilize the information we provide to make decisions for a wide range of credit and business purposes, such as whether, and on what terms, to approve mortgage or auto loans and credit card applications, and for identity verification and similar business uses. Risk management, as well as fraud detection and prevention services, enable banks and financial institutions to monitor default rates and proactively manage their existing credit card or other consumer loan accounts.

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

Our Commercial Services products and services are derived from our databases of credit and financial information about businesses. The sale of credit information, scores and decisioning tools are the primary sources of revenue and are purchased by a wide variety of customers. We contributed to the creation of Small Business Exchange, a unique single source of small business credit information in the U.S. Our Small Business Credit Database includes loan, credit card, public records data and leasing history as well as trade accounts receivable performance. Customers utilize our reports to make financial and marketing decisions.

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

Our Credit Marketing Services products and services utilize our consumer credit information databases through batch processing to help our customers acquire new customers for credit relationships and monitor current relationships, using a variety of products and services including prescreen and account review services.

We provide Direct Marketing Services products, such as compiled, self-reported and permission-based consumer marketing databases and services, and integrated precision marketing tools that enable marketers to identify, target and build consumer relationships through postal and email marketing. Our targeted high-quality demographic and lifestyle information lists and list performance services, which include data enhancement, data quality, modeling and analytical consulting, facilitate improved direct mail response and increased customer loyalty. Our products enable customers to target specifically defined market segments and individuals, and to design more effective and economically-efficient marketing campaigns. Customers include financial institutions, insurers, catalogers, publishers, technology companies, manufacturers and telecommunications companies.

Personal Solutions

Our products give consumers information to make financial decisions, as well as providing the ability to monitor their credit information. We offer three monitoring products for consumers who are concerned about identity theft and data breaches: Credit Watch™ Gold 3-in-1 Monitoring that provides protection by monitoring and communicating changes on credit reports at any of the three consumer credit reporting agencies and Credit Watch™ Gold and Credit Watch™ Silver that allow consumers to monitor their Equifax credit report. We also provide consumers with credit reports and score products, including the Equifax Credit Report™ which provides consumers with access to their credit profile and the Equifax 3-in-1 Credit Report™ that combines reports from the three nationwide credit reporting agencies into one convenient easy-to-use product. In addition, we offer two products that provide the FICO® score, the score used by most lenders when making loan decisions: Score Power® a single purchase score product and Score Watch™, a subscription product that monitors a consumer’s FICO score and shows correlating interest rates likely to be offered within credit score ranges. We offer all of our products in both online and offline (print) versions, depending upon the preference of the consumer. Our products are also available through relationships with business partners, by providing them the ability to distribute our products to their customers. Most of our products are available in the U.S. and Canada.

Europe

The Europe segment consists of our operations conducted in the U.K., Republic of Ireland, Spain and Portugal. During the twelve months ended December 31, 2006, Europe accounted for 10% of our revenue and 7% of our operating profit before general corporate expense. The U.K. accounted for 88% of the segment’s revenue during the twelve months ended December 31, 2006.

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

In the U.K., we also provide both Credit Marketing and Direct Marketing products and services, similar to the U.S. Our core offerings include prospect list generation for marketing to businesses and consumers, along with analytics supporting marketing campaigns. We have a limited offering of Marketing Services’ products in Spain as well. We also offer our Personal Solutions products in the U.K. under the branding of myEquifax™, a unique online service for consumers.

Europe customers include financial institutions, mortgage lenders, governments, utilities and telecommunications companies, which utilize the information we provide to make decisions for a wide range of credit and business purposes, such as approval of loans, applications, verification of identities, account management and other related business uses. Products are developed to respond to market needs and opportunities and may include variations of products offered in the U.S. market.

Latin America

The Latin America segment consists of our operations conducted in Brazil, Argentina, Chile, El Salvador, Honduras, Peru and Uruguay. During the twelve months ended December 31, 2006, Latin America accounted for 10% of our 2006 revenue and 8% of our operating profit before general corporate expense. Brazil accounted for 51% of the segment’s revenue.

Our Information Services product and services line is sold in each country we serve in Latin America, and our Consumer Services products and services are the dominant source of revenue in each of these countries, with the exception of Brazil. We offer a full range of Consumer Services products, based on the consumer credit records that we maintain, including credit reporting, credit scoring, risk management, identity verification and fraud detection services.

We offer our Commercial Services products and services line in each of the Latin America countries we serve to varying degrees. It is the dominant source of revenue in Brazil where we are a market leader. Services offered include credit reporting, decisioning tools and software, and commercial risk management services for businesses operating in these countries.

We also offer our Credit Marketing products and services to varying degrees in each of the Latin America countries we serve and provide a variety of consumer and commercial marketing services based on our extensive credit information databases including account profitability analysis, business profile analysis, business prospect lists and database management.

Latin America customers include financial institutions, telecommunications companies, retailers, and governments which utilize the information we provide to make decisions for a wide range of credit and business purposes such as credit card applications, service applications, identity verification and similar business uses. In each of this segment’s countries, the majority of our customers access our products and services through a number of electronic distribution mechanisms, including direct real-time access, which facilitates instant decisions and cross-selling opportunities. We also sell our various reports and services directly via branches, websites and mail fulfillment.

Sales and Distribution

We have a sales organization in each of our geographical segments. We sell our products primarily through our direct sales force, although the sales channels used by us can and will vary by product and service depending on market and business needs. We also sell and market our products and services through indirect sales channels. In addition, we sell through direct mail and various websites, such as www.equifax.com- which is the primary distribution channel for our Personal Solutions products and services.

We primarily distribute our products and services to customers in all markets through electronic data interfaces. Our enabling technologies platforms are developed primarily in an ASP format to allow for ease of integration into customers’ inhouse technology systems and to leverage our extensive technological system and communication network. Equifax ePORT™, one of our web-based product delivery channels, enables us to deliver services to customers via a secure Internet connection. The success of our Personal Solutions product line is directly linked to delivery of products to consumers through a secure Internet channel. We will continue to leverage technology to capitalize on the most efficient, secure and effective means of delivering products and services to our customers.

Product Development

Our products and services are based on proprietary technology and databases enabling customers to operate their businesses efficiently and effectively. We constantly expand our product and service offerings through internal development, partnering with third parties and through acquisitions.

Data Sources

We rely extensively on data from external sources for our proprietary and non-proprietary databases. These sources include financial or credit granting institutions, which provide loan and accounts receivable information; governmental entities, which provide public records of bankruptcies, liens and judgments; and consumers, who participate in surveys and submit warranty cards from which we gather demographic and marketing information. Our Information Services product line relies predominately on data received from customers via contractual relationships with vendors and other commercial enterprises and from various government and public record services. In the U.S., we also rely on a contractual relationship with Computer Sciences Corporation, a division of which is a third-party affiliate, to provide us credit data for consumers residing in certain geographic areas. Outside of the U.S., governmental data sources are generally more significant to our business.

Our Direct Marketing Services products utilize information derived from proprietary databases consisting of consumer, lifestyle and demographic information. This information is acquired from third-party data compilers or is gathered from consumers voluntarily reporting information on product registration cards which they submit via paper, electronically to a third-party or via the Internet to websites maintained by us. This permission-based information is generally less regulated and restricted than the credit information that we maintain. See “Government Regulation” below. These databases provide us with the opportunity to develop new products to explore cross-selling synergies with all of our databases. Our Credit Marketing Services products utilize information derived from the credit-based consumer data that also underlies our Information Services segments.

The databases underlying our Information Services and Marketing Services segments include numerous generalized databases and specialized databases of varying sizes. Some of these databases are subject to regulatory or contractual restrictions regarding usage. Our databases are regularly updated by information provided by financial institutions, telecommunications companies, other trade credit providers and governments, and we are committed to enhancing, expanding and maintaining the integrity of the information contained in our proprietary databases. Our Personal Solutions product line relies on the consumer credit information databases, which support our Consumer Services products.

Government Regulation

Data and Privacy Protection in the U.S.   Our U.S. operations are subject to various federal and state laws and regulations governing the collection, protection and use of consumer credit and other information, and imposing sanctions for the misuse of such information or unauthorized access to data. Many of these provisions also affect our customers’ use of consumer credit or other data we furnish. The information underlying our U.S. Commercial Services and Direct Marketing Services business is less regulated than the other portions of our business. A significant portion of the information maintained by our Marketing Services business is voluntarily provided by individuals, rendering it subject to fewer restrictions on use. It is our policy, however, to treat all information with a high degree of security, reflecting our recognition of individuals’ privacy concerns.

These laws and regulations that may be applied to our business include, but are not limited to, the following:

•       The Fair Credit Reporting Act (“FCRA”), which governs among other things the reporting of information to credit reporting agencies, including Equifax; making prescreened offers of credit; the sharing of consumer report information among affiliated and unaffiliated third parties; access to credit scores; and requirements for users of consumer report information. Violation of the FCRA, or of similar state laws, can result in an award of actual damages, as well as statutory and/or punitive damages in the event of a willful violation.

•       The Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), which amended the FCRA and requires nationwide consumer credit reporting agencies, such as us, to furnish a free annual credit file disclosure to consumers, upon request, through a centralized request facility we have established with the other nationwide credit reporting agencies. The FACT Act includes new requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, to place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud; new consumer credit report notice requirements for lenders that use consumer report information in connection with risk-based credit pricing actions; new requirements for entities that furnish information to consumer reporting agencies to implement procedures and policies regarding the accuracy and integrity of the furnished information, and regarding the correction of previously furnished information that is later determined to be inaccurate; and a new requirement for mortgage lenders to disclose credit scores to consumers. The FACT Act also prohibits a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (“opt-out”), subject to certain exceptions.

•       The Financial Services Modernization Act of 1999, or Gramm-Leach-Bliley Act (“GLB”), which, among other things, regulates the use of non-public personal financial information of consumers that is held by financial institutions. Equifax is subject to various GLB provisions, including rules relating to the physical, administrative and technological protection of non-public personal financial information. Breach of the GLB can result in civil and/or criminal liability and sanctions by regulatory authorities, such as fines of up to $100,000 per violation and up to five years imprisonment for individuals.

•       The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which requires reasonable safeguards to prevent intentional or unintentional use or disclosure of protected health information.

•       Federal and state laws governing the use of the Internet and regulating telemarketing, including the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM”), which regulates commercial email, prohibits false or misleading header information, requires that a commercial email be identified as an advertisement, and requires that commercial emails give recipients an opt-out method.

•       Fannie Mae and Freddie Mac regulations applicable to our credit reporting and mortgage services products, and the Real Estate Settlement Procedures Act and HUD’s Regulation X, which requires the disclosure of certain basic information to borrowers concerning settlement costs and prohibits the charging of unearned fees and certain “kickbacks” or other fees for referrals in connection with a residential mortgage settlement service.

We continue to monitor federal and state legislative and regulatory issues involving consumer data privacy and protection. At the federal level, Congress has held hearings and drafted or is considering various bills dealing with data security, identity theft, information brokers, credit reports, credit score access and use limitations, use of social security numbers, public records access and class action reform.

A number of states in the U.S. have passed versions of security breach notification and credit file freeze legislation. A file freeze enables identity theft victims, or in certain states recipients of data breach notices or all consumers, to place and lift a freeze on access to their credit files. A freeze also imposes differing requirements on credit reporting for how and when to respond to such requests and significant differences in the fees the agencies may charge for freeze-related actions. State legislatures are considering various other bills dealing with data security, identity theft, information brokers, credit reports, credit score access and use limitations, use of social security numbers and public records access.

International Data and Privacy Protection.   We are subject to data protection, privacy and consumer credit laws and regulations in the foreign countries where we do business.

•       In Canada, the Personal Information Protection and Electronic Documents Act (2000) applies to organizations with respect to personal information that they collect, use or disclose in the course of commercial activities. It requires compliance with the National Standard of Canada Model Code for the Protection of Personal Information, covering accountability and identifying purposes, consent, collection, use, disclosure, retention, accuracy, safeguards, individual access and compliance. The Federal Privacy Commissioner is invested with powers of investigation and intervention, and provisions of Canadian law regarding civil liability apply in the event of unlawful processing which is prejudicial to the persons concerned.

•       In Europe, we are subject to the European Union (“EU”) data protection laws, including the comprehensive EU Directive on Data Protection (1995), which imposes a number of obligations on Equifax with respect to use of personal data, and includes a prohibition on the transfer of personal information from the EU to other countries that do not provide consumers with an “adequate” level of privacy or security. The EU standard for adequacy is generally stricter and more comprehensive than that of the U.S. and most other countries. In the U.K., the Data Protection Act of 1998 regulates the manner in which we can use third-party data. Recent regulatory limitations affect our use of the Electoral Roll, one of our key data sources in the U.K. Generally, the data underlying the products offered by our U.K. Information Services and Personal Solutions product lines, excluding our Commercial Services products, are subject to these regulations.

•       In Latin America, most countries generally are following the EU data protection model. This includes consumer data protection and privacy laws and regulations in Argentina and Chile. There are also constitutional provisions in Argentina, Brazil, Chile, Peru and certain other countries which declare the right to a judicial hearing on the use of personal data, and grant individuals the right to access and correct information in the possession of data controllers in many of those countries.

These laws and regulations have not resulted in material changes to our business practices to date, but have significantly increased our compliance costs. In the U.S., we have seen an increase in the number of notices resulting from breached third-party databases and in the number of consumers that contact us following a breach to obtain their credit files, credit scores and/or use our credit monitoring services.

Intellectual Property

We generally seek protection under federal, state and foreign laws for strategic or financially important intellectual property developed in connection with our business. Certain intellectual property, where appropriate, is protected by contracts, licenses, registrations, confidentiality or other agreements or protections. We own several patents registered in the U.S. and certain foreign countries. We also have certain registered trademarks in the U.S. and in many foreign countries. The most important of these is “Equifax” and many variations thereof. These trademarks are used in connection with most of our product lines and services. Although these patents and trademarks are important and valuable assets in the aggregate, no single patent, group of patents or trademark is critical to the success of our business. We do not hold any franchises or concessions that are material to our business or results of operations.

We license other companies to use certain data, technology and other intellectual property rights we own or control, primarily as core components of our products and services, on terms that are consistent with customary industry standards.

We are licensed by others to use certain data, technology and other intellectual property rights they own or control, none of which is material to our business except for licenses from (1) Fair Isaac Corporation, relating to certain credit-scoring algorithms and the right to sell credit scores derived from them, which licenses have varying durations and generally provide for usage-based fees; and (2) Seisint, Inc., relating to a software platform which facilitates sales by our Direct Marketing Services and Credit Marketing Services units, which licenses have ten-year terms beginning in 2002 and may be renewed on an annual basis thereafter.

Competition

We operate in a number of geographic, product and service markets, which are highly competitive. Our Information Services products primarily compete with the products of two global consumer credit reporting companies, Experian and TransUnion, which offer a range of consumer credit reporting products that are similar to products we offer. We believe that our products and services offer customers an advantage over those of our competitors because of the quality of our data files, which we believe to be superior in terms of depth and accuracy. Our competitive strategy is to rely on product features and quality while remaining competitive on price. Experian and The Dun & Bradstreet Corporation are the major competitors for our Commercial Services products, although we believe we have a unique database and product for the small business segment of that market. Our Marketing Services products also compete with these companies and others who offer demographic information products and services, including Acxiom Corporation, Harte-Hanks, Inc. and infoUSA, Inc. We believe the Marketing Services products and services are superior and, in some cases, unique compared to those offered by our competitors at comparable prices. Our Personal Solutions products and services compete with similar offerings sold directly by Experian and TransUnion and also with offerings from a number of resellers of consumer credit information sold by Experian, TransUnion and us. We tailor our pricing of Personal Solutions products to the needs of the market, which can change frequently due to the dynamic nature of the consumer market. We change our pricing periodically to accommodate new product introductions or other market conditions. We also compete with Fair Isaac Corporation, Experian and TransUnion with respect to our analytical tools.

Employees

We employed approximately 4,960 employees in 14 countries as of January 31, 2007. The North America segment employed approximately 2,680 of these employees, Europe employed approximately 590, Latin America employed approximately 1,140 and general corporate employed approximately 550. None of our U.S. employees are subject to a collective bargaining agreement and no work stoppages have been experienced. Pursuant to local laws, our employees in Brazil, Spain and Argentina are subject to collective bargaining agreements that govern general salary and compensation matters, basic benefits and hours of work. Equifax is not a party to these agreements. We consider our employee relations to be good. Information regarding our officers is included in “Executive Officers of the Registrant” below.

Available Information

Our website is www.equifax.com. We make available on this website, free of charge, our annual reports on Form 10-K, quarterly filings on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission (“SEC”). Other information contained on our website is not part of this Form 10-K or our other filings with the SEC.

Financial Information about Geographic Areas

Detailed financial information by geographic area, including revenues for the past three fiscal years from our customers in the U.S, and from customers in certain foreign countries, is set forth in Note 14 of the Notes to Consolidated Financial Statements in this Form 10-K.

Executive Officers of the Registrant

The persons serving as our executive officers as of February 27, 2007, together with their ages, positions and brief summaries of their business experience, are as follows:

Name	Age	Position	Executive Officer Since
Richard F. Smith	47	Chairman and Chief Executive Officer	2005
Lee Adrean	55	Corporate Vice President and Chief Financial Officer	2006
Kent E. Mast	63	Corporate Vice President and General Counsel	2000
Coretha M. Rushing	50	Corporate Vice President and Chief Administrative Officer	2006
Paul J. Springman	61	Corporate Vice President and Chief Marketing Officer	2002
Robert J. Webb	38	Corporate Vice President and Chief Information Officer	2006
J. Dann Adams	49	President, U.S. Consumer Information Solutions	2006
Steven P. Ely	51	President, North American Personal Solutions	2007
Rodolfo O. Ploder	46	President, International	2006
Michael S. Shannon	51	President, North America Commercial Solutions	2006
Nuala M. King	53	Senior Vice President and Corporate Controller	2004

There are no family relationships among our executive officers, nor are there any arrangements or understandings between any of the officers and any other persons pursuant to which they were selected as officers.

Mr. Smith has been Chairman and Chief Executive Officer since December 15, 2005. He was named Chairman-Elect and Chief Executive Officer effective September 19, 2005 and was elected as a Director on September 22, 2005. Prior to that, Mr. Smith served as Chief Operating Officer, GE Insurance Solutions, since 2004; as President and Chief Executive Officer of GE Property and Casualty Reinsurance from 2003 to 2004; as President and Chief Executive Officer of GE Property and Casualty Reinsurance—Americas of GE Global Insurance Holdings Corp. from 2001 to 2003; and as President and Chief Executive Officer, GE Capital Fleet Services from 1995 to 2000.

Mr. Adrean joined Equifax as Corporate Vice President and Chief Financial Officer in October 2006. Prior to joining Equifax, he served as Executive Vice President and Chief Financial Officer of NDCHealth Corporation since 2004. Prior thereto, he was Executive Vice President and Chief Financial Officer of EarthLink, Inc. from 2000 until 2004.

Mr. Mast has served as General Counsel since he joined Equifax in 2000. His responsibilities include legal services, global sourcing, security and compliance, government and legislative relations, corporate governance and privacy functions.

Ms. Rushing joined Equifax in May 2006 as Corporate Vice President and Chief Administrative Officer. Prior to joining Equifax, Ms. Rushing served as an executive coach and HR Consultant with Atlanta-based Cameron Wesley LLC. Prior thereto, she was Senior Vice President of Human Resources at The Coca-Cola Company, where she was employed from 1996 until 2004.

Mr. Springman has been Chief Marketing Officer since February 2004. He joined Equifax in 1990 and has held various executive positions, most recently serving as the head of the Predictive Sciences unit from

August 2002 until February 2004. Prior thereto, Mr. Springman served as Group Executive, North America Information Solutions from September 2001 until August 2002.

Mr. Webb joined Equifax in November 2004 as the Chief Technology Officer. Prior to joining Equifax, Mr. Webb was employed by General Electric Corporation from 1996 to 2004, where he held Chief Information Officer positions for GE Commercial Finance, GE Global Consumer Finance and GE Energy Services. Prior thereto, he worked as an information technology and management consultant with EDS and Andersen Consulting.

Mr. Adams assumed his current position in January 2007. He joined Equifax in 1999 and has served as Group Executive, North America Information Services from November 2003 until December 2006; Senior Vice President, Equifax North America Sales from October 2001 until October 2003; and Senior Vice President, Financial Services from February 1999 until 2001.

Mr. Ely joined Equifax in February 2004 and is President, North American Personal Solutions. He served as Group Executive, Personal Solutions from August 2005 until December 2006 when he assumed his current position. From February 2004 until August 2005, Mr. Ely was Senior Vice President of Product Management and Marketing. Prior to joining Equifax, he was Senior Vice President, Worldwide Marketing of S1 Corporation from June 2001 until September 2003, and held senior marketing and software development management positions with NetVendor, Per-Se Technologies, Dun & Bradstreet Software, Sybase and NCR Corporation prior to that.

Mr. Ploder joined Equifax in February 2004 and is President, International. Prior to that position, Mr. Ploder was Group Executive, Latin America. Before joining Equifax, he was employed by MCI where he had been Vice President, International since 1999. Before that, Mr. Ploder spent the previous 13 years in the telecommunications industry, primarily in international management positions.

Mr. Shannon assumed his current position in January 2007. Since joining Equifax in 1992, he has held various executive positions including, most recently, Group Executive, Europe from February 2002 until December 2006, and Managing Director, U.K. from July 2001 until February 2002.

Ms. King joined Equifax in March 2004 as Vice President and Corporate Controller. Prior to joining Equifax, Ms. King served as Corporate Controller for UPS Capital from March 2001 until March 2004 and before that held various executive positions with The Coca-Cola Company.

ITEM 1A.        RISK FACTORS

The following risk factors and other information included in this Form 10-K should be carefully considered. The risks and uncertainties described in the subsequent discussion are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be less significant may also impair our business operations. If any of the following risks actually were to occur, our business, reputation, financial condition or results of operations could be materially and adversely affected.

Risks Related to Our Business and Growth Strategy

We have announced and are currently in the process of implementing a new long-term growth strategy, and we may not be successful.

We have developed a long-term growth strategy which includes (1) increasing our share of our customers’ spending on information-related services through the development and introduction of new products, pricing our services in accordance with the value they create for customers, increasing the range of current services utilized by customers, and improving the quality of sales and customer support interactions with consumers; (2) increasing our customers’ use of our proprietary analytical, predictive and enabling technology; (3) investing in and developing new, differentiated data sources that provide unique value to customers in their highest value decisioning needs; and (4) expanding into key emerging opportunities via acquisitions, partnerships, and/or internal development, including related markets in the United States, such as initiatives in the commercial, collections, and healthcare markets, as well as new geographic markets outside the United States. If we are unable to successfully execute our growth strategy, we may not be able to grow our business, growth may occur more slowly than we anticipate, or our revenues, net income and earnings per share may decline.

We may incur risks related to acquisitions or significant investment in businesses.

Our long-term strategy includes growth through acquisitions and investments in businesses that offer complementary products, services and technologies. Any acquisitions or investments, including our pending acquisition of TALX Corporation as described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, will be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include:

•       The financial and strategic goals for the acquired and combined business may not be achieved;

•       The possibility that we will pay more than the acquired companies or assets are worth;

•       Unexpected liabilities arising out of the acquired businesses;

•       The difficulty of assimilating the systems, operations and personnel of the acquired businesses;

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

Although we continue to take steps to diversify our lines of business, consumer credit reports remain a core product. In general, our customers use our credit information and related services to process applications for new credit cards, automobile loans, home mortgages, home equity loans and other consumer loans. They also use our credit information and services to monitor existing credit relationships. Consumer demand for credit (i.e., rates of spending and levels of indebtedness) tends to grow more slowly or decline during periods of economic contraction or slow economic growth. Rising rates of interest may reduce consumer demand for mortgage loans and also impact our mortgage services joint venture. A decline in consumer demand for credit may reduce our customers’ demand for our consumer credit information. Consequently, our revenues from consumer credit information products and services could be negatively affected and our results of operations harmed if consumer demand for credit decreases.

The loss of access to credit and other data from external sources could harm our ability to provide our products and services.

We rely extensively upon data from external sources to maintain our proprietary and non-proprietary databases, including data received from customers, strategic partners and various government and public record sources. Our data sources could withdraw their data from us for a variety of reasons, including legislatively or judicially imposed restrictions on use. We also compete with several of our third-party data suppliers. If a substantial number of data sources or certain key data sources were to withdraw or be unable to provide their data, if we were to lose access to data due to government regulation, or if the collection of data becomes uneconomical, our ability to provide products and services to our clients could be materially adversely impacted, which could result in decreased revenues, net income and earnings per share.

Our markets are highly competitive and new product introductions and pricing strategies being offered by our competitors could decrease our sales and market share or require us to reduce our prices in a manner that reduces our gross margins.

We operate in a number of geographic, product and service markets that are highly competitive, as described above under “Competition.” We currently have a business relationship with Fair Isaac Corporation to resell their credit scoring product and are also involved in litigation with that firm arising from our development with TransUnion and Experian of the VantageScore (SM) credit scoring product which is competitive with Fair Isaac’s products. Competitors may develop products and services that are superior to or that achieve greater market acceptance than our products and services.

The sizes of our competitors vary across market segments, as do the resources we have allocated to the segments we target. Therefore, some of our competitors may have significantly greater financial, technical, marketing or other resources than we do in one or more of our market segments, or overall. As a result, our competitors may be in a position to respond more quickly than we can to new or emerging technologies and changes in customer requirements, or may devote greater resources than we can to the development, promotion, sale and support of products and services. Moreover, new competitors or alliances among our competitors may emerge and potentially reduce our market share, revenue or margins. If we are unable to respond as quickly or effectively to changes in customer requirements as our competition, our ability to expand our business and sell our products and services will be negatively affected.

Some of our competitors also may choose to sell products competitive to ours at lower prices by accepting lower margins and profitability, or may be able to sell products competitive to ours at lower prices given proprietary ownership of data, technical superiority or economies of scale. Price reductions by our competitors could negatively impact our margins and results of operations, and could also harm our ability to obtain new customers on favorable terms.

Our ability to increase our revenues will depend to some extent upon introducing new products and services, and if the marketplace does not accept these new products and services, our revenues may remain flat or decline.

To increase our revenues, we must enhance and improve existing products and continue to introduce new products and new versions of existing products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. We believe much of our future growth prospects will rest on our ability to continue to expand into newer products and services. Products that we plan to market in the future are in various stages of development. We cannot assure that the marketplace will accept these products. If our current or potential customers are not willing to switch to or adopt our new products and services, such as the new VantageScore credit scoring product, our ability to increase revenues or improve operating margins will be impaired.

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

In 1988, we entered into an agreement with Computer Sciences Corporation, or CSC, and certain of its affiliates under which CSC’s credit reporting agencies utilize our computerized credit database services. Under this agreement, CSC has an option, exercisable at any time, to sell its credit reporting business to us. The option expires in August 2013. The option exercise price will be determined by an appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if CSC were to exercise the option today, the option price would be approximately $650 million to $725 million. This estimate is based solely on our internal analysis of the value of the business, current market conditions and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than the estimated amount. If CSC were to exercise its option, we would have to obtain additional sources of funding. We believe that this funding would be available from sources such as additional bank lines of credit and the issuance of public debt and/or equity. However, the availability and terms of any such capital financing would be subject to a number of factors, including credit market conditions, the state of the equity markets, general economic conditions and our financial performance and condition. Because we do not control the timing of CSC’s exercise of its option, we could be required to seek such financing and increase our debt levels at a time when market or other conditions are unfavorable.

Our international operations subject us to additional business risks that may reduce our profitability or revenues.

We conduct business outside the U.S. During 2006, we generated approximately 28% of our revenues from business outside the U.S. As part of our growth strategy, we plan to continue to pursue opportunities outside the U.S. As a result, our future operating results could be negatively affected by a variety of factors, many of which are beyond our control. Risks that could give rise to incremental costs in our international operations include: political and economic instability; changes in regulatory requirements and policy and the adoption of laws detrimental to our operations, such as legislation relating to the collection and use of personal data; negative impact of currency exchange rate fluctuations; potentially adverse tax consequences; increased restrictions on the repatriation of earnings; and general economic conditions in international markets. We may not be able to avoid significant expenditures should one or more of these risk factors occur.

Security is critically important to our business, and breaches of security, or the perception that e-commerce is not secure, could harm our business and reputation.

Business-to-business and business-to-consumer electronic commerce, including that which is Internet-based, requires the secure transmission of confidential information over public networks. Several of our products are accessed through the Internet, including our consumer and commercial information services that are delivered via ePORT, our Internet delivery channel, and our Personal Solutions services accessible through the www.equifax.com website. Security breaches in connection with the delivery of our products and services via ePORT, our Personal Solutions website, or well-publicized security breaches not involving the Internet that may affect us or our industry, such as database intrusion, could be detrimental to our business, operating results and financial condition. We cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography or other developments will not compromise or breach the technology protecting the networks that access our products, consumer services and proprietary database information.

If we experience system failures, the delivery of our products and services to our customers could be delayed or interrupted, which could harm our business and reputation and result in the loss of customers.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operation of our computer network systems and data centers. Some of these systems have been outsourced to third-party providers. Any significant interruptions could severely harm our business and reputation and result in a loss of customers. Our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, war, terrorist act, telecommunications failure, unauthorized entry and computer viruses. The steps we have taken to prevent a system failure, including backup disaster recovery systems, may not be successful, and our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

The loss of key personnel, or the inability to attract and retain highly skilled personnel, could make it more difficult to run our business and reduce our likelihood of success.

We are dependent on our ability to attract and retain experienced sales, consulting, research and development, marketing, technical support and management personnel. The loss of our key employees and management might slow the achievement of important business goals. We may not be able to attract and retain skilled and experienced technical personnel on acceptable terms because of intense competition.

We could fail to adequately protect our intellectual property rights.

Our ability to compete effectively depends in part on the protection of our technology, products, services and brands through intellectual property right protections, including patents, copyrights, database rights, trade secrets and trademarks. The extent to which such rights can be protected and enforced varies in different jurisdictions.

We face and could continue to face claims for intellectual property infringement.

There is a risk of litigation relating to our use or future use of intellectual property rights of third parties. Third-party infringement claims and any related litigation against us could subject us to liability for damages, restrict us from using and providing our technologies, products or services or operating our business generally, or require changes to be made to our technologies, products and services. We are currently a defendant in litigation brought by Fair Isaac Corporation arising from our development with TransUnion and Experian of the VantageScore credit scoring product that is competitive with Fair Isaac’s products, in which the plaintiff has alleged trademark infringement, among other claims.

Our agreements with key long-term customers may not be renewed.

We have long-standing relationships with a number of our large customers. There can be no assurance that these relationships will continue, due to market competition, customer requirements and customer consolidation through mergers or acquisitions. Although our largest single customer represents only slightly more than 2% of our revenue, the loss of a significant number of major customers could materially adversely affect our business, reputation, financial condition or operating results.

Our tax provisions may not be adequate.

Although we believe we have made appropriate provisions for taxes in the various jurisdictions in which we operate on the basis of current law, due to possible changes of law or challenges from tax authorities under existing laws it is possible that the provision may turn out to be insufficient and this could materially affect our financial condition.

Risks Relating to Our Industry

Changes in the legislative, regulatory and judicial environments may adversely affect our ability to collect, manage, aggregate and use data.

The credit reporting and direct marketing industries are subject to substantial government regulation relating to individual privacy and the collection, distribution and use of information about individuals. The information and personal data we collect is subject to a variety of government regulations, including, but not limited to, those described above under “Government Regulation.” In addition, public interest in individual privacy rights and the collection, protection, distribution and use of information about individuals may result in the adoption of new federal, state, local and foreign laws and regulations that could include increased compliance requirements and restrictions on the purchase, sale and sharing of information about consumers for commercial purposes. This could have a negative impact on our ability to collect such information provided by consumers voluntarily. Future laws and regulations with respect to the collection, management and use of data about individuals, and adverse publicity, judicial interpretations or potential litigation concerning the commercial use of such information may result in substantial regulatory compliance costs, litigation expense or a loss of revenue.

The outcome of litigation or regulatory proceedings in which we are involved could be adverse.

Various legal proceedings arise during the normal course of our business. These include individual consumer cases, class action lawsuits, and actions brought by regulators. While we do not currently believe that the outcome of any such pending or threatened litigation will have a material adverse effect on our financial position, litigation is inherently uncertain and adverse developments or outcomes can result in significant monetary damages, penalties or injunctive relief against us. Our insurance arrangements may be insufficient to cover an adverse judgment in a large lawsuit. See Part I, Item 3, “Legal Proceedings” for information on our material pending litigation.

There may be further consolidation in our end-client markets.

To the extent that our existing clients merge with or are acquired by other entities who are not our clients or who use fewer of our services, such as in the financial services sector, we could be adversely impacted if the surviving entities use fewer of our services or discontinue use of our services altogether, or if the number of potential clients is thereby reduced.

Risks Related to Our Common Stock

We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common stock.

The issuance of additional equity securities or securities convertible into equity securities would result in dilution of the then-existing shareholders’ equity interests in us. Our Board of Directors has the authority to issue, without vote or action of shareholders, up to 10,000,000 shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. If we issue convertible preferred stock, a subsequent conversion may dilute the current common shareholders’ interest. Our Board of Directors has no present intention of issuing any such preferred stock, but reserves the right to do so in the future. In addition, we are authorized to issue, without shareholder approval, up to 300,000,000 shares of common stock, of which 128,615,662 shares were outstanding as of December 31, 2006, including shares held by employee benefits trusts.

Provisions in our articles of incorporation, bylaws, shareholder rights plan, other agreements and Georgia law may make it difficult for a third-party to acquire us, even in situations that may be viewed as desirable by our shareholders.

Our articles of incorporation, bylaws, shareholder rights plan, other agreements and the General Business Corporation Code of the State of Georgia, or Georgia Code, contain provisions that may delay or prevent an attempt by a third-party to acquire control of our company. For example, our articles of incorporation:

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

We have also implemented a shareholder rights plan, sometimes referred to as a poison pill, which could make it uneconomical for a third-party to acquire our company on a hostile basis.

These provisions could also discourage or impede a tender offer, proxy contest or other similar transaction involving control of us, even if viewed favorably by shareholders.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

There were no unresolved comments from the Staff of the SEC at December 31, 2006.

ITEM 2.                PROPERTIES

Our executive offices are located at 1550 Peachtree Street, N.W., Atlanta, Georgia, in a leased facility. Our other properties are geographically distributed to meet sales and operating requirements worldwide. We consider these properties to be both suitable and adequate to meet our current operating requirements, and most of the space is being utilized. We ordinarily lease office space for conducting our business and are obligated under approximately 80 leases and other rental arrangements for our headquarters and field locations. We owned three office buildings at December 31, 2006, including buildings utilized by our Latin America operations and located in Sao Paulo, Brazil and Santiago, Chile. Our building located in Wexford, Republic of Ireland, which was utilized by our European operations, was sold in January 2007. We also own 23.5 acres in Windward Office Park located in Alpharetta, Georgia, adjacent to office space we currently lease. For additional information regarding our obligations under leases, see Note 6 of the Notes to Consolidated Financial Statements in this Form 10-K. We believe that suitable additional space will be available to accommodate our future needs.

ITEM 3.                LEGAL PROCEEDINGS

Equifax, certain of its subsidiaries, and other persons have been named as parties in various legal actions and administrative proceedings arising in connection with the operation of Equifax’s businesses. In most cases, plaintiffs seek unspecified damages and other relief. These actions include the following:

Naviant Arbitration and Litigation.   As previously reported, we have been involved in arbitration proceedings brought against the shareholder sellers of Naviant, Inc., which we acquired in 2002, claiming they breached various representations and warranties concerning information furnished to us in connection with the acquisition transaction. We also filed a lawsuit on August 13, 2004, in the U.S. District Court for the Southern District of Florida, in a case captioned Equifax Inc. and Naviant Inc. v. Austin Ventures VII, L.P, et al., to preserve our legal claims against these shareholder sellers. On June 20, 2005, the District Court granted our request to stay the litigation pending the outcome of the arbitration. Since our original demand for arbitration was filed on December 30, 2003, we have released our claims against one selling shareholder, Seisint, Inc., as part of a settlement; settled our claims against certain other former selling shareholders on June 14, 2006, in exchange for a cash payment to us of $15.2 million; and continued to pursue our arbitration claims against the remaining selling shareholders. On November 21, 2006, the District Court granted our request to lift the stay on our lawsuit so we can pursue our claims against the selling shareholders in that action. We have filed an amended complaint that focuses our claims on those pertaining to the remaining defendants. At our request, the arbitration panel has entered an order staying the arbitration proceedings.

CROA Litigation.   On November 19, 2004, an action was commenced captioned Robbie Hillis v. Equifax Consumer Services, Inc. and Fair Isaac, Inc., in the U.S. District Court for the Northern District of Georgia. Plaintiff asserts that defendants have jointly sold Equifax’s Score Power® credit score product in violation of certain procedural requirements under the federal Credit Repair Organizations Act (“CROA”) and in violation of the antifraud provisions of that statute. Plaintiff contends that Equifax Consumer Services, Inc., and Fair Isaac are “credit repair organizations” under the CROA and that the transaction by which he purchased Score Power® was in violation of the CROA and fraudulent. On February 5, 2007, the parties entered into an Agreement of Settlement and, on February 8, 2007, the District Court entered an order approving the parties’ motion to consolidate cases, for preliminary approval of class action settlement, for approval of notice plan, and a motion for certification of settlement class. Under the proposed settlement, a class consisting of all purchasers from defendants of ScorePower, CreditWatch and a variety of related services, will release all CROA claims and will receive, on request, ScoreWatch for a three-month period without cost. Defendants also agreed to certain injunctive relief and will pay an award of fees to plaintiffs’ counsel not to exceed $4 million. Notices to the class will be distributed on or before March 9, 2007, and the final fairness hearing will be held on June 4, 2007.

On April 19, 2006, in an action captioned Steven G. Millett and Melody J. Millett v. Equifax Information Services, LLC and Equifax Consumer Services, Inc., which was originally filed on June 16, 2004, and then transferred from the U.S. District Court for Kansas to the U.S. District Court for the Northern District of Georgia, plaintiffs filed a Fifth Amended Class Action Complaint. In this complaint, plaintiffs assert, among other allegations, that Equifax Consumer Services, Inc. sold Equifax’s Credit Watch product in violation of the CROA, asserting claims similar to those made by plaintiff in the Hillis case described in the preceding paragraph. On January 8, 2007, we entered into a settlement agreement with the Milletts by which their individual claims will be dismissed with prejudice. The class described originally by the complaint in Millett is subsumed in the Hillis settlement class.

NCRA/Standfacts Litigation.   On March 25, 2004, the National Credit Reporting Association, Inc. (“NCRA”), a trade association of mortgage credit information resellers, and, separately, 23 of NCRA’s members, commenced suits against Equifax, Experian and TransUnion alleging various violations of antitrust and unfair practices laws. After a variety of rulings on procedural and substantive issues, including grants on two occasions of all or part of defendants’ motions to dismiss, the remaining claims of all plaintiffs have been consolidated under a Third Amended Complaint, filed June 29, 2005, in an action captioned Standfacts Credit Services, et al. v. Experian Information Solutions, Inc., Equifax Inc., and TransUnion, LLC, pending in the U.S District Court of the Central District of California. The amended complaint seeks injunctive relief and unspecified amounts of damages. In 2005, the District Court granted defendants’ motions to dismiss all claims except for one remaining Sherman Act, Section 1 conspiracy claim. In late 2006, 19 of the 23 original plaintiffs were dismissed from the case by agreement. On January 19, 2007, the District Court entered an order pursuant to stipulation of the parties dismissing all remaining claims of plaintiffs, with prejudice, and preserving only the right of certain plaintiffs to appeal the previous dismissal by the District Court of certain monopolization claims to the United States Court of Appeals for the Ninth Circuit.

VantageScore Litigation.   On March 14, 2006, Equifax and two other national credit reporting companies announced the development of VantageScore, a credit scoring system. VantageScore is being independently marketed and sold separately by the three national credit reporting companies through licensing agreements with VantageScore Solutions LLC, which is jointly owned by them. On October 11, 2006, Fair Isaac Corporation filed a lawsuit in the U.S. District Court for the District of Minnesota, alleging that the national credit reporting companies and VantageScore Solutions LLC violated antitrust laws, engaged in unfair competitive practices and infringed plaintiff’s trademark by using a credit score product with a score range that overlaps the FICO® score range. The defendants have filed answers denying the claims. Equifax believes the lawsuit is without merit and will vigorously defend itself and VantageScore Solutions LLC against these claims.

Other.   Equifax has been named as a defendant in various other legal actions, including administrative claims, class actions and other litigation arising in connection with our business. Some of the legal actions include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. We believe we have strong defenses to, and where appropriate, will vigorously contest, many of these matters. Given the number of these matters, some are likely to result in adverse judgments, penalties, injunctions, fines or other relief. However, we do not believe that these litigation matters will be individually material to our Consolidated Financial Statements. We may explore potential settlements before a case is taken through trial because of the uncertainty and risks inherent in the litigation process.

For information regarding contingent tax claims raised by the Canada Revenue Agency, and our accounting for legal contingencies, see Note 6 of the Notes to Consolidated Financial Statements in this Form 10-K.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2006.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed and traded on the New York Stock Exchange under the ticker symbol “EFX”. The following table shows the high and low sales prices for our stock, as reported on the New York Stock Exchange, for each quarter in the last two fiscal years:

	2006		2005
	High	Low	High	Low
	(In dollars)
First Quarter	$39.42	$36.20	$31.57	$26.97
Second Quarter	$38.86	$33.59	$36.52	$29.63
Third Quarter	$37.84	$30.15	$38.07	$32.60
Fourth Quarter	$41.64	$35.30	$38.98	$33.50
Year	$41.64	$30.15	$38.98	$26.97

Holders

At January 31, 2007, we had approximately 7,280 holders of record of our common stock; however, we believe the number of beneficial owners of common stock exceeds this number.

Dividends

While we have historically paid dividends to common shareholders, the declaration and payment of future dividends will depend on many factors, including our earnings, financial condition, business development needs, and regulatory considerations, and is at the discretion of our Board of Directors. Set forth below is the amount of cash dividends declared per share of Equifax common stock for each quarter in the last two fiscal years:

	2006	2005
First Quarter	$0.04	$0.03
Second Quarter	0.04	0.04
Third Quarter	0.04	0.04
Fourth Quarter	0.04	0.04
Year	$0.16	$0.15

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this Item regarding the securities authorized for issuance under our equity compensation plans is included in the section captioned “Securities Authorized for Issuance Under Equity Compensation Plans” of our Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 2007. This Proxy Statement will be filed with the SEC, and is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following table contains information with respect to purchases of our common stock made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), during our fourth quarter ended December 31, 2006:

				Maximum Number
				(or Approximate
			Total Number	Dollar Value)
	Total	Average	of Shares Purchased	of Shares that May
	Number	Price	as Part of	Yet Be Purchased
	of Shares	Paid	Publicly-Announced	Under the Plans or
Period	Purchased(1)	Per Share(2)	Plans or Programs	Programs(3)
September 30, 2006				$183,378,182
October 1 - October 31, 2006	637,839	$37.18	635,400	$159,756,046
November 1 - November 30, 2006	585,600	$37.98	585,600	$137,516,196
December 1 - December 31, 2006	138,260	$39.62	123,500	$132,623,714
Total	1,361,699	$37.75	1,344,500	$132,623,714

(1)                The total number of shares purchased includes: (a) shares purchased pursuant to our publicly-announced share repurchase program; and (b) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 2,439 shares for the month of October 2006, zero shares for the month of November 2006, and 14,760 shares for the month of December 2006.

(2)                Average price paid per share for shares purchased as part of our publicly-announced plan (includes brokerage commissions).

(3)                The Program was last amended by our Board of Directors in February 2007, to authorize the repurchase of $650.0 million of our common stock (in addition to the then-remaining previous authorization of $132.6 million) from time to time, directly or through brokers or agents, and has no stated expiration date; $400 million of such repurchase authorization is contingent on the closing of our pending acquisition of TALX Corporation, described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Dividend and Share Repurchase Restrictions

Our $500.0 million senior unsecured revolving credit agreement, as amended, with SunTrust Bank and other lenders restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if the total amount of such payments in any fiscal year would exceed 20% of our consolidated total assets measured as of the end of the preceding fiscal year.

ITEM 6.                SELECTED FINANCIAL DATA

The table below summarizes our selected historical financial information for each of the last five years. The summary of operations for the years ended December 31, 2006, 2005 and 2004, and the balance sheet data as of December 31, 2006 and 2005, has been derived from our audited Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data. The summary of operations for the years ended December 31, 2003 and 2002, and the balance sheet data as of December 31, 2004, 2003 and 2002 has been derived from our audited Consolidated Financial Statements not included in this report. The historical selected financial information may not be indicative of our future performance, and should be read in conjunction with the information contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements in this Form 10-K.

	Twelve Months Ended December 31,
	2006(3)(4)(5)	2005	2004	2003(6)	2002
	(In millions, except per share data)
Summary of Operations:(1)(2)
Operating revenue	$1,546.3	$1,443.4	$1,272.8	$1,210.7	$1,095.3
Operating expenses	$1,110.2	$1,021.4	$897.0	$896.5	$742.8
Operating income	$436.1	$422.0	$375.8	$314.2	$352.5
Income from continuing operations	$274.5	$246.5	$237.3	$180.7	$191.7
Dividends paid	$20.3	$20.2	$15.0	$11.3	$11.4
Per common share (diluted):
Income from continuing operations per share	$2.12	$1.86	$1.78	$1.32	$1.38
Cash dividends declared per share	$0.16	$0.15	$0.11	$0.08	$0.08
Weighted-average common shares oustanding (diluted)	129.4	132.2	133.5	136.7	138.5

	As of December 31,
	2006	2005	2004	2003	2002
	(In millions)
Balance Sheet Data:(1)
Total assets	$1,790.6	$1,831.5	$1,557.2	$1,553.5	$1,506.9
Long-term debt, net of current portion	$173.9	$463.8	$398.5	$663.0	$690.6
Total debt	$503.9	$556.1	$654.2	$823.5	$924.5
Shareholders’ equity	$838.1	$820.3	$523.6	$371.5	$221.0
Common shares outstanding	124.7	129.2	129.4	132.7	135.7

(1)                For information about acquisition activity during 2006, 2005 and 2004 presented in the table above, see Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K. In 2003, we acquired assets and related businesses of five affiliates and a small eMarketing business for $42.9 million, primarily in cash; $19.6 million was allocated to goodwill, $15.5 million to purchased data files, and $6.2 million to non-compete agreements. In 2002, we acquired assets and related businesses of eleven affiliates and Naviant, Inc. for $333.6 million, consisting of cash and notes payable; $175.7 million was allocated to goodwill, $88.8 million to purchased data files, and $69.1 million to net assets.

(2)                Our results of operations related to Spain Commercial and Italy during 2004, 2003 and 2002, presented in the table above, have been reclassified to discontinued operations. For additional information about these discontinued operations, see Note 12 of the Notes to Consolidated Financial Statements in this Form 10-K.

(3)                On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which resulted in incremental stock-based compensation expense during 2006. For additional information about the impact of SFAS 123R, see Note 2 of the Notes to Consolidated Financial Statements in this Form 10-K.

(4)                In 2006, there were several litigation matters that had a material impact on our Consolidated Financial Statements and/or were not part of our core operations. For additional information about these litigation matters, see Note 6 of the Notes to Consolidated Financial Statements in this Form 10-K.

(5)                In 2006, we recorded a severance charge of $6.4 million ($4.0 million, net of tax) related to an organizational realignment. For additional information about this charge, see Note 11 of the Notes to Consolidated Financial Statements in this Form 10-K.

(6)                In 2003, we recorded asset impairment and restructuring charges of $30.6 million ($19.3 million, net of tax). Restructuring charges primarily consisted of employee severance and facilities consolidation.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, the terms “Equifax,” “the Company,” “we,” “our” and “us” refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

All references to earnings per share data in Management’s Discussion and Analysis (“MD&A”) are to diluted earnings per share (“EPS”) unless otherwise noted. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding.

BUSINESS OVERVIEW

Our business plan is focused on providing a comprehensive information database, analytical resources to transform information into value-add insight for our customers and technology platforms that deliver highly customized decisioning tools that enable our customers to make decisions about their customers in “real time” at the point of interaction. Our products and services include consumer credit information, information database management, marketing information, commercial credit information, decisioning and analytical tools, and identity verification services, which enable businesses to make informed decisions about extending credit or service, mitigate fraud, managing portfolio risk and developing strategies for marketing to consumers and businesses. We also enable consumers to manage and protect their financial affairs through a portfolio of products that we sell directly and indirectly via the Internet and other marketing distribution channels.

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

Analytics and Insights.   We have developed analytical tools for customers to use in their consumer- and commercial-oriented decisioning activities. These decisioning activities include numerous types of consumer interactions including customer acquisition, relationship management (e.g., up-selling and cross-selling) and risk management.

Enabling Technologies.   Our enabling technologies include products such as ePort, Equifax APPLY™, Decision Power, ID Authentication, Accel CM, Accel DM, LoanCenter and InterConnect. These platforms are generally distributed using the application service provider model to allow for ease of integration into customers’ in-house technology systems and to leverage our extensive technological systems and communication networks.

Segments.   We are organized and report our business results in three reportable segments: North America, Europe and Latin America. The North America segment consists of three operating segments: Information Services, Marketing Services and Personal Solutions. The Europe and Latin America reportable segments are made up of varying mixes of three product lines: Information Services, Marketing Services and Personal Solutions. Information Services revenue is principally transaction-based and is derived from our sales of the following product lines, a significant majority of which are delivered electronically: credit reporting and scoring, mortgage reporting, identity verification, fraud detection and modeling services, and certain of our decisioning products that facilitate and automate a variety of credit-oriented decisions. Marketing Services revenue is principally transaction-based and derived from sales of products that help customers acquire new customers, cross-sell to existing customers and manage portfolio risk. Personal Solutions revenue is both transaction- and subscription-based and is derived from sales of credit monitoring and identity theft protection products, which we deliver to consumers through the mail and electronically via the Internet. For additional information regarding our reportable and operating segments, including detailed financial results, see Note 14 of the Notes to Consolidated Financial Statements in this Form 10-K as well as further discussion within MD&A.

As of December 31, 2006, we operated in 14 countries covered by reportable segments: North America (the U.S., Canada and Costa Rica), Europe (the United Kingdom, Republic of Ireland, Spain and Portugal) and Latin America (Brazil, Argentina, Chile, El Salvador, Honduras, Peru and Uruguay). We serve customers across a wide range of industries, including the financial services, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also serve consumers directly in the United States, Canada, and the United Kingdom. Our revenue stream is highly diversified with our largest customer only providing slightly more than 2% of total 2006 operating revenue. Our revenues are sensitive to a variety of factors, such as demand for, and price of, our services, technological competitiveness, our reputation for providing timely and reliable service, competition within our industry, federal, state and foreign regulatory requirements governing privacy and use of data, and general economic conditions.

Key Performance Indicators.   Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, operating revenue growth, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the twelve months ended December 31, 2006, 2005 and 2004, were as follows:

	Key Performance Indicators
	Twelve Months Ended
	December 31,
	2006	2005	2004
	(Dollars in millions, except per share data)
Operating revenue	$1,546.3	$1,443.4	$1,272.8
Operating revenue growth	7%	13%	5%
Operating income	$436.1	$422.0	$375.8
Operating margin	28.2%	29.2%	29.5%
Income from continuing operations	$274.5	$246.5	$237.3
Diluted earnings per share from continuing operations	$2.12	$1.86	$1.78
Cash provided by operating activities	$374.3	$337.8	$309.0
Capital expenditures	$52.0	$46.2	$47.5

Business Environment and Company Outlook

Our financial condition and operating performance are affected by the rate at which the U.S. economy grows, as measured by the gross domestic product, as well as levels of consumer spending and confidence regarding jobs and the health of the economy. Changes in overall economic conditions in the U.S. and other countries in which we operate, generally impact the demand for consumer credit and accordingly for our credit information, as well as other products and services. These effects are dynamic and complex.

The credit information business is characterized by price and service competition among a limited number of providers; investment in proprietary credit information databases; changes in customer requirements; continued consolidation in the lending, credit card and telecommunications industries; emerging new market segments; and technological innovation. Being competitive requires an emphasis on efficient processing to offset price compression; technological competence; protection of sensitive data; devotion of significant resources to marketing; and developing applications to differentiate our products and services from those of our competitors. Other significant factors include product cost, brand recognition, customer responsiveness, ability to successfully integrate acquisitions and regulatory compliance.

Organizational Realignment.   Effective January 1, 2007, we implemented certain organizational changes as a result of a strategic review of our business. The changes to our internal structure changed our operating segments to the following: U.S. Consumer Information Solutions, North America Personal Solutions, North America Commercial Solutions and International. U.S. Consumer Information Solutions consists of the former Marketing Services and North America Information Services, excluding U.S. Commercial Services and Canada. North America Commercial Solutions represents our former commercial business for the U.S. and Canada that was within North America Information Services as well as our October 2006 acquisition of Austin-Tetra. International consists of Canada (the consumer business), Europe and Latin America. North America Personal Solutions remains unchanged. We will present our financial results under this new organizational structure in our quarterly report for the period ending March 31, 2007. Our financial results for all periods presented in the Form 10-K are stated under the prior organization structure since that is how the Company was managed during all periods presented. The discussion of operating results by segment below is based on the organizational structure in place prior to January 1, 2007.

Long-Term Growth Strategy.   During the twelve months ended December 31, 2006, we analyzed our business to develop our growth strategy through 2010. Based on this analysis of our business, our growth strategy includes the following:

•       Increasing our share of our customers’ spending on information-related services through the development and introduction of new products, pricing our services in accordance with the value they create for customers, increasing the range of current services utilized by customers, and improving the quality of sales and customer support interactions with consumers;

•       Increasing our customers’ use of our proprietary analytical, predictive and enabling technology;

•       Investing in and developing new, differentiated data sources that provide unique value to customers in their highest value decisioning needs; and

•       Expanding into key emerging opportunities via acquisitions, partnerships, and/or internal development, including related markets in the United States, such as initiatives in the commercial, collections, and healthcare markets, as well as new geographic markets outside the United States.

We are also committed to improving our operating efficiency through our organizational realignment by reducing layers of management, utilizing Global Centers of Excellence, and better aligning of our business units, which includes a sales structure that is more customer-focused.

Some of the specific initiatives required to execute this strategy may result in an increase in capital expenditures or cash investment in future periods. See the Liquidity and Financial Condition section within MD&A for information regarding sources and uses of cash.

RESULTS OF OPERATIONS—TWELVE MONTHS ENDED DECEMBER 31, 2006 AND 2005

Consolidated Financial Results

Operating Revenue

Consolidated operating revenue for the twelve months ended December 31, 2006 increased $102.9 million, or 7%, from $1,443.4 million in 2005 to $1,546.3 million in 2006. This increase is due to broad-based growth across most lines of business and geographies, and a favorable foreign currency impact of $18.7 million, partially offset by a $13.4 million, or 16%, decline in Mortgage Solutions within the Information Services segment.

Operating Expenses and Operating Margin

Consolidated operating expenses increased $88.8 million, or 9%, to $1,110.2 million for the twelve months ended December 31, 2006, as compared to $1,021.4 million for the same period in 2005.

Cost of services in 2006 increased $32.2 million, or 5%, to $626.4 million when compared to the same period in 2005. The increase in cost of services was primarily due to operating revenue growth, and increased salary expenses due to higher headcount.

Selling, general and administrative expenses for the twelve months ended December 31, 2006 increased $56.0 million, or 16%, to $401.0 million when compared to the same period a year ago. This increase was mainly due to the $7.6 million incremental negative impact of adopting SFAS No. 123R, “Share-Based Payment,” (“SFAS 123R”) on January 1, 2006; $7.5 million in loss contingencies related to certain pending legal matters; a $6.4 million severance charge recognized during the fourth quarter of 2006 related to our organizational realignment; $3.2 million in additional benefit costs associated with our former Chief Financial Officer’s (“CFO”) and Chief Administrative Officer’s (“CAO”) decisions to retire during the twelve months ended December 31, 2006; higher salary expenses due to increased headcount; and increased professional fees. These increases were partially offset by higher salary and incentive costs in the twelve months ended December 31, 2005 related to our Chief Executive Officer (“CEO”) transition. For additional information about the impact of SFAS 123R, see Note 2 of the Notes to Consolidated Financial Statements in this Form 10-K.

Consolidated operating margin for the twelve months ended December 31, 2006 was 28.2% as compared to 29.2% for the same period in 2005. The decline in operating margin was primarily driven by the loss contingencies related to certain pending legal matters, the negative incremental impact of adopting SFAS 123R and the charge related to our organizational realignment. See Notes 6 and 15 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information about the activity related to the loss contingencies and the organizational realignment, respectively.

Other Income, Net

Consolidated other income, net, increased to $16.2 million for the twelve months ended December 31, 2006, as compared to $9.2 million in the same period in 2005. This increase is primarily due to a favorable settlement of claims against certain former shareholders of Naviant, Inc. in September 2006. In 2004, we served a demand for arbitration, alleging, among other things, that the sellers had breached various representations and warranties concerning information furnished to us in connection with our acquisition of Naviant, Inc. in 2002. As a result of this settlement, we recognized a $14.1 million non-taxable gain in other income, net, on our Consolidated Statement of Income for the twelve months ended December 31, 2006 (as discussed in Note 6 of the Notes to Consolidated Financial Statements in this Form 10-K). This increase was partially offset by a $3.3 million gain in 2005 related to an agreement with Risk Management Alternatives (“RMA”) Holdings, LLC, which was amended to, among other things, reduce the scope of services we were obligated to provide.

Income Taxes

Our effective income tax rate was 34.0% for the twelve months ended December 31, 2006, down from 36.9% for the same period in 2005. The reduction was due primarily to the reversal of $9.5 million in income tax reserves related to uncertain tax positions for which the applicable statute of limitations expired in the third quarter of 2006 and the $14.1 million non-taxable gain on the litigation settlement associated with Naviant, Inc. during the second quarter of 2006, offset by an increase in foreign tax expense during 2006. For additional information about our effective tax rate, see Note 7 of the Notes to Consolidated Financial Statements in this Form 10-K.

Net Income

Net income for the twelve months ended December 31, 2006, was $274.5 million, compared to $246.5 million for the twelve months ended December 31, 2005. Earnings per share increased to $2.12 for the twelve months ended December 31, 2006, as compared to $1.86 for the same period a year ago.

Segment Financial Results

Our consolidated segment results for the twelve months ended December 31, 2006 and 2005 were as follows:

	Twelve Months Ended December 31,
	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
	(Dollars in millions)
Operating Revenue
North America
Information Services	$835.5	54%	$806.3	55%	$29.2	4%
Marketing Services	277.2	18%	253.7	18%	23.5	9%
Personal Solutions	126.0	8%	114.7	8%	11.3	10%
Total North America	1,238.7	80%	1,174.7	81%	64.0	5%
Europe	153.6	10%	142.0	10%	11.6	8%
Latin America	154.0	10%	126.7	9%	27.3	21%
Total operating revenue	$1,546.3	100%	$1,443.4	100%	$102.9	7%

	Twelve Months Ended December 31,
	2006	Operating Margin	2005	Operating Margin	$ Change	% Change
	(Dollars in millions)
Operating Income
North America
Information Services	$343.3	41.1%	$345.5	42.8%	$(2.2)	(1)%
Marketing Services	99.1	35.7%	85.2	33.5%	13.9	16%
Personal Solutions	13.6	10.8%	13.5	11.8%	0.1	1%
Total North America	456.0	36.8%	444.2	37.8%	11.8	3%
Europe	35.4	23.1%	33.4	23.5%	2.0	6%
Latin America	45.9	29.8%	33.3	26.3%	12.6	38%
General Corporate Expense	(101.2)	nm	(88.9)	nm	(12.3)	(14)%
Total operating income	$436.1	28.2%	$422.0	29.2%	$14.1	3%

nm—not meaningful

Our North America operating revenue for the twelve months ended December 31, 2006 and 2005 was as follows:

	Twelve Months Ended December 31,
	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
	(Dollars in millions)
North America Operating Revenue
U.S. Consumer and Commercial Services	$645.6	52%	$610.4	52%	$35.2	6%
Mortgage Solutions	71.7	6%	85.1	7%	(13.4)	(16)%
Canadian Operations	118.2	10%	110.8	9%	7.4	7%
Total North America Information Services	835.5	68%	806.3	68%	29.2	4%
Credit Marketing Services	166.3	13%	150.7	13%	15.6	10%
Direct Marketing Services	110.9	9%	103.0	9%	7.9	8%
Total Marketing Services	277.2	22%	253.7	22%	23.5	9%
Personal Solutions	126.0	10%	114.7	10%	11.3	10%
Total North America operating revenue	$1,238.7	100%	$1,174.7	100%	$64.0	5%

North America

Information Services

For the twelve months ended December 31, 2006, Information Services revenue was $835.5 million, an increase of $29.2 million, or 4%, when compared to the same period in 2005. Fluctuations in the Canadian dollar against the U.S. dollar favorably impacted our 2006 Information Services revenue by $7.6 million.

U.S. Consumer and Commercial Services revenue for the twelve months ended December 31, 2006 totaled $645.6 million, an increase of $35.2 million, or 6%, when compared to the same period in 2005. This increase is primarily due to higher sales volume to our financial services customers and increased revenue from our commercial information services products, which offset some decline in telecommunication accounts and price compression. In our U.S. Consumer Information business, online volume was approximately 650 million transactions, up 6% year-over-year.

Mortgage Solutions revenue for the twelve months ended December 31, 2006 totaled $71.7 million, a decrease of $13.4 million, or 16%, as compared to the same period a year ago. This decrease is primarily due to volume declines from a large customer that changed its retail mortgage business model, as well as less favorable mortgage market conditions, including higher interest rates that resulted in lower refinancing and mortgage origination activity.

Canadian revenue for the twelve months ended December 31, 2006 totaled $118.2 million, an increase of $7.4 million, or 7%, when compared to the same period in 2005. Local currency fluctuation against the U.S. dollar favorably impacted our Canadian revenue by $7.6 million, or 7%. Accordingly, in local currency, revenue in Canada for the twelve months ended December 31, 2006 was flat when compared to the same period in 2005.

Information Services operating income was $343.3 million, a decrease of $2.2 million, or 1%, from the same period a year ago. Information Services operating margin was 41.1% for the twelve months ended December 31, 2006, versus 42.8% for the same period in 2005. The decline in Information Services operating income and operating margin was primarily driven by changes in business mix which resulted in price compression; increased tax and legal expenses; higher technology and fulfillment-related costs; and the $4.0 million, pretax, loss contingency related to certain pending legal matters.

Marketing Services

For the twelve months ended December 31, 2006, Marketing Services revenue was $277.2 million, an increase of $23.5 million, or 9%, when compared to the same period in 2005. Credit Marketing Services revenue for the twelve months ended December 31, 2006 totaled $166.3 million, an increase of $15.6 million, or 10%, when compared to the same period in 2005. The increase in Credit Marketing Services revenue is primarily due to higher volume mainly from national and regional customers for certain of our products that target new customers and our account management product offerings, as well as continued demand for core prescreen products and data sales. Direct Marketing Services revenue for the twelve months ended December 31, 2006, totaled $110.9 million, an increase of $7.9 million, or 8%, as compared to the same period in 2005. This increase was primarily due to the acquisition of BeNow, Inc. (“BeNow”) in August 2005.

Total Marketing Services operating income for the twelve months ended December 31, 2006, was $99.1 million, an increase of $13.9 million, or 16%. Total Marketing Services operating margin was 35.7% for the twelve months ended December 31, 2006, versus 33.5% for the same period in 2005. The increase in total Marketing Services operating income was due to revenue growth, mainly related to higher volume, and lower production expenses as more projects migrate to our Accel platform, which was offset partly by increased royalty costs.

Personal Solutions

Personal Solutions revenue for the twelve months ended December 31, 2006 totaled $126.0 million, an increase of $11.3 million, or 10%, compared to the same period in 2005. This increase is primarily due to higher revenue related to subscription-based products, mainly driven by our 3-in-1 Monitoring product, as we continue to transition from a transaction-based product mix to subscription-based products. We also increased revenues through targeted advertising and improvement in the conversion of inquiries to sales. Revenue also increased due to solutions provided in third-party data breaches.

Personal Solutions operating income for the twelve months ended December 31, 2006 increased $0.1 million, to $13.6 million, compared to $13.5 million for the same period in 2005. Personal Solutions operating margin was 10.8% for the twelve months ended December 31, 2006, versus 11.8% for the same period in 2005. The slight increase in operating income was due to growth from increased subscription-based revenue, largely offset by volume-related costs and the recognition of $5.0 million in pretax loss contingencies related to certain legal matters. Of this $5.0 million loss, $4.0 million was recognized in selling, general and administrative expenses and $1.0 million was recorded in cost of services on our Consolidated Statement of Income during the twelve months ended December 31, 2006.

Europe

Europe revenue for the twelve months ended December 31, 2006, was $153.6 million, an increase of $11.6 million, or 8%, as compared to the same period in 2005. Revenue increases were primarily due to higher consumer activity associated with new business and increased volumes from existing customers, as well as increased volumes related to our commercial services business. Local currency fluctuation against the U.S. dollar favorably impacted our European revenue by $2.2 million, or 1%, as revenue was up 7% in local currency. Operating income for the twelve months ended December 31, 2006, was $35.4 million, an increase of $2.0 million, or 6%, when compared to the same period a year ago. The increase in operating income was driven by higher sales volume and continued focus on controlling expenses, including certain vendor price reductions received during the six months ended June 30, 2006. This was offset by higher production costs from rising sales volumes related to our consumer and commercial businesses and increased investment in the business. Europe’s operating margin was 23.1% for the twelve months ended December 31, 2006, versus 23.5% for the same period in 2005.

Latin America

Latin America revenue for the twelve months ended December 31, 2006, totaled $154.0 million, an increase of $27.3 million, or 21%, as compared to the same period in 2005. The change was primarily due to broad-based pricing increases in core information products, higher pricing for high-value products, new product introductions and favorable foreign currency impact. The program to price for value is approaching a more mature stage, which may impact the rate of revenue growth, although inherent market growth and the potential for share gain remains attractive.

During the twelve months ended December 31, 2006, all six countries in Latin America experienced double digit revenue growth in U.S. dollars and five of the six countries had double-digit growth in local currency. Local currency fluctuation against the U.S. dollar favorably impacted our Latin America revenue by $8.9 million, or 7%. Revenue grew 14% in local currency in 2006.

Operating income for the twelve months ended December 31, 2006, totaled $45.9 million, an increase of $12.6 million, or 38%, as compared to same period in 2005. This increase was primarily the result of revenue growth, as well as favorable currency impact. Latin America operating margin was 29.8% for the twelve months ended December 31, 2006, versus 26.3% for the same period in 2005. The increase in operating margin was primarily driven by higher pricing for selected high-value products.

General Corporate Expense

Our general corporate expenses are costs that are incurred at the corporate level and are not directly associated with activities of a particular operating segment. These expenses include shared services, and administrative and legal expenses. General corporate expense was $101.2 million for the twelve months ended December 31, 2006, an increase of $12.3 million, or 14%, compared to $88.9 million for the same period in 2005. This increase was primarily driven by the $7.6 million incremental negative impact from our adoption of SFAS 123R; the $6.4 million severance charge related to the organizational realignment; the $3.2 million negative impact of our former CFO’s and CAO’s decisions during 2006 to retire; plus normal growth in ongoing corporate expenses due to inflation. These increases were partially offset by higher salary and incentive costs during the twelve months ended December 31, 2005 related to our CEO transition. For additional information about the impact of SFAS 123R, see Note 2 of the Notes to Consolidated Financial Statements in this Form 10-K.

RESULTS OF OPERATIONS—YEARS ENDED DECEMBER 31, 2005 AND 2004

Consolidated Financial Results

Operating Revenue

Consolidated operating revenue increased $170.6 million, or 13%, to $1,443.4 million for the twelve months ended December 31, 2005, as compared to $1,272.8 million during the same period in 2004. This increase was due to growth in all of our reporting segments, except Europe which was flat. Our regulatory recovery fee revenue related to the FACT Act contributed $38.0 million for the twelve months ended December 31, 2005. Regulatory recovery fee revenue was not material during the twelve months ended December 31, 2004. Local currency fluctuation against the U.S. dollar favorably impacted our operating revenue by $21.7 million.

Operating Expenses and Operating Margin

Consolidated operating expenses increased $124.4 million, or 14%, to $1,021.4 million for the twelve months ended December 31, 2005, as compared to $897.0 million in the same period in 2004. Cost of services for the twelve months ended December 31, 2005 increased $62.7 million, or 12%, to $594.2 million when compared to the same period in 2004, primarily due to sales growth as well as higher benefits and incentive costs mainly associated with our annual incentive program. During the twelve months ended December 31, 2004, we recorded a $2.4 million asset impairment charge related to Marketing Services, mostly for purchased data files and other assets. During 2005 and 2004, we also incurred significant compliance costs, including operating expenses and capital investment, to implement the FACT Act requirements.

Selling, general and administrative expenses for the twelve months ended December 31, 2005 increased $60.6 million, or 21%, to $345.0 million when compared to the same period a year ago. This increase was mainly due to higher salary, incentive and benefit costs related to our CEO transition, as well as increased year-over-year expenses related to our annual incentive program which was based on our 2005 financial results. As part of the CEO transition, effective September 19, 2005, Richard F. Smith became our CEO, which, along with the retirement of our former CEO Thomas F. Chapman in 2005, contributed to the higher salary, incentive and benefit costs during the year. Additionally, higher year-over-year advertising costs also contributed to the increase in selling, general and administrative costs.

Consolidated operating margin for the twelve months ended December 31, 2005 was 29.2%, as compared to 29.5% for the same period in 2004.

Other Income, Net

Consolidated other income, net, decreased $38.3 million to $9.2 million for the twelve months ended December 31, 2005, as compared to $47.5 million in the same period in 2004. The decrease was primarily driven by a $36.8 million gain recorded in 2004 related to the sale of our investment in Intersections Inc. (for additional information regarding this sale, see Note 10 of the Notes to Consolidated Financial Statements in this Form 10-K). The decrease was partially offset by a $3.3 million gain recorded during the third quarter of 2005 related to an amendment to an agreement with RMA Holdings, LLC. For additional information about this gain, see Note 6 of the Notes to Consolidated Financial Statements in this Form 10-K.

Income Taxes

Our effective income tax rate was 36.9% for the twelve months ended December 31, 2005, down from 38.4% for the same period in 2004. The favorable reduction was primarily due to lower state income taxes and a reduction in the tax contingency reserve, and partially offset by additional tax expense related to non-deductible executive compensation.

Discontinued Operations

In 2002, we made the decision to exit our commercial services business in Spain, which was part of our European reportable segment. We disposed of this business in 2004. We have reclassified the 2004 results of our commercial business in Spain to loss from discontinued operations. Additionally, in 2004, we sold our Italian business and have reclassified the 2004 results of Italy to loss from discontinued operations. Accordingly, we recorded a $2.6 million, net of tax, loss from discontinued operations for the twelve months ended December 31, 2004. For additional information about our discontinued operations, see Note 12 of the Notes to Consolidated Financial Statements in this Form 10-K.

Net Income

Net income for the twelve months ended December 31, 2005, was $246.5 million, compared to $234.7 million for the twelve months ended December 31, 2004, which includes the impact of discontinued operations. Earnings per share increased to $1.86 for the twelve months ended December 31, 2005, as compared to $1.76 for the twelve months ended December 31, 2004. Income from continuing operations for the twelve months ended December 31, 2004 was $237.3 million and earnings per share was $1.78. There were no discontinued operations in 2005.

Segment Financial Results

Our segment results for the twelve months ended December 31, 2005 and 2004 were as follows:

	Twelve Months Ended December 31,
	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(Dollars in millions)
Operating Revenue
North America
Information Services	$806.3	55%	$707.1	56%	$99.2	14%
Marketing Services	253.7	18%	236.1	19%	17.6	7%
Personal Solutions	114.7	8%	96.1	7%	18.6	19%
Total North America	1,174.7	81%	1,039.3	82%	135.4	13%
Europe	142.0	10%	142.0	11%	—	0%
Latin America	126.7	9%	91.5	7%	35.2	38%
Total operating revenue	$1,443.4	100%	$1,272.8	100%	$170.6	13%

	Twelve Months Ended December 31,
	2005	Operating Margin	2004	Operating Margin	$ Change	% Change
	(Dollars in millions)
Operating Income
North America
Information Services	$345.5	42.8%	$299.5	42.4%	$46.0	15%
Marketing Services	85.2	33.5%	74.4	31.5%	10.8	15%
Marketing Services asset impairment and related charges	—	0.0%	(2.4)	(1.0)%	2.4	nm
Marketing Services, net	85.2	33.5%	72.0	30.5%	13.2	18%
Personal Solutions	13.5	11.8%	17.6	18.3%	(4.1)	(23)%
Total North America	444.2	37.8%	389.1	37.4%	55.1	14%
Europe	33.4	23.5%	30.0	21.1%	3.4	11%
Latin America	33.3	26.3%	17.0	18.6%	16.3	96%
General Corporate Expense	(88.9)	nm	(60.3)	nm	(28.6)	(47)%
Total operating income	$422.0	29.2%	$375.8	29.5%	$46.2	12%

nm—not meaningful

Our North America revenue for the twelve months ended December 31, 2005 and 2004 was as follows:

	Twelve Months Ended December 31,
	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(Dollars in millions)
North America Operating Revenue
U.S. Consumer and Commercial Services	$610.4	52%	$532.6	51%	$77.8	15%
Mortgage Solutions	85.1	7%	75.5	7%	9.6	13%
Canadian Operations	110.8	9%	99.0	10%	11.8	12%
Total North America Information Services	806.3	68%	707.1	68%	99.2	14%
Credit Marketing Services	150.7	13%	139.5	14%	11.2	8%
Direct Marketing Services	103.0	9%	96.6	9%	6.4	7%
Total Marketing Services	253.7	22%	236.1	23%	17.6	7%
Personal Solutions	114.7	10%	96.1	9%	18.6	19%
Total North America operating revenue	$1,174.7	100%	$1,039.3	100%	$135.4	13%

North America

Information Services

For the twelve months ended December 31, 2005, Information Services revenue was $806.3 million, an increase of $99.2 million, or 14% when compared to the same period in 2004. A portion of this increase was due to $38.0 million in regulatory recovery fees related to the FACT Act for the year ended

December 31, 2005. Fluctuations in the Canadian dollar against the U.S. dollar favorably impacted our Information Services revenue by $7.6 million.

U.S. Consumer and Commercial Services revenue for the twelve months ended December 31, 2005 totaled $610.4 million, an increase of $77.8 million, or 15%, when compared to the same period in 2004. This increase was primarily due to higher sales to our specialty and financial services customers, regulatory recovery fee revenue of $35.1 million related to the FACT Act for the year ended December 31, 2005, the acquisition of APPRO Systems, Inc. (“APPRO”) and other affiliates that occurred during 2005, and increased revenue from products sold in our commercial services unit. In our U.S. Consumer Information business, online transaction volume was approximately 610 million, up 8% year-over-year.

Mortgage Solutions revenue for the twelve months ended December 31, 2005 totaled $85.1 million, an increase of $9.6 million, or 13%, as compared to the same period a year ago. This increase was mostly due to new customers, increased market share, an affiliate acquisition as well as regulatory recovery fee revenue of $2.9 million related to the FACT Act in 2005. These increases were partially offset by less favorable mortgage marketing conditions.

Canadian revenue for the twelve months ended December 31, 2005, totaled $110.8 million, an increase of $11.8 million, or 12%, when compared to the same period in 2004, primarily due to favorable currency impact and higher sales volume. Local currency fluctuation against the U.S. dollar favorably impacted our Canadian revenue by $7.6 million, or 8%.

Information Services operating income was $345.5 million, an increase of $46.0 million, or 15%, from the same period a year ago. Information Services operating margin was 42.8% for the twelve months ended December 31, 2005, versus 42.4% for the same period in 2004. The increase in operating income was mainly the result of higher sales volume in all businesses and positive margins related to the FACT Act in 2005. While our total FACT Act-related expenditures have been greater than the corresponding revenue since January 1, 2004, certain costs related to establishing systems to comply with the FACT Act were capitalized and are being depreciated over their respective useful lives.

Marketing Services

Marketing Services revenue for the twelve months ended December 31, 2005 totaled $253.7 million, an increase of $17.6 million, or 7%, when compared to the same period in 2004. Credit Marketing Services revenue for the twelve months ended December 31, 2005 totaled $150.7 million, an increase of $11.2 million, or 8%, when compared to the same period in 2004. The increase in Credit Marketing Services revenue was primarily due to higher volume from mainly financial institutions for certain of our products that target new customers, as well as greater revenue from other existing and new customers. Direct Marketing Services revenue for the twelve months ended December 31, 2005 totaled $103.0, an increase of $6.4 million, or 7%, as compared to the same period in 2004. This increase was mainly due to higher volume from existing customers and revenue from new customers and products, as well as the acquisition of BeNow in August 2005.

Total Marketing Services operating income for the twelve months ended December 31, 2005 was $85.2 million, an increase of $13.2 million, or 18%, resulting primarily from higher revenue, reduced production-related expenses for our traditional mail products and a $2.4 million asset impairment charge taken during 2004. Marketing Services operating margin was 33.5% for the twelve months ended December 31, 2005, versus 31.5% for the same period in 2004.

Personal Solutions

Personal Solutions revenue for the twelve months ended December 31, 2005 totaled $114.7 million, an increase of $18.6 million, or 19%, compared to the same period in 2004. This change was primarily due to increased volume and new products, including CreditWatch, ScoreWatch and 3-in-1 Credit Report Monitoring. Operating income for the twelve months ended December 31, 2005 decreased $4.1 million, to $13.5 million, compared to $17.6 million for the same period in 2004. This decrease was mainly due to an increase in advertising and other promotional campaigns. Personal Solutions operating margin was 11.8% for the twelve months ended December 31, 2005, versus 18.3% for the same period in 2004.

Europe

Europe revenue was flat at $142.0 million for the twelve months ended December 31, 2005 and 2004. This was primarily due to a decline in credit applications and marketing mailings in the U.K., and offset by a rise in our Personal Solutions business, new product sales and increases in our account management scores. Local currency fluctuation against the U.S. dollar unfavorably impacted our Europe revenue by $1.0 million, or 1%. Operating income for the twelve months ended December 31, 2005 was $33.4 million, an increase of $3.4 million, or 11%, when compared to the same period in 2004. The improvement in operating income was driven by expense reductions. However, softness in the U.K. economy during 2005 continued to impact the overall performance of our European operations. Europe’s operating margin was 23.5% for the year ended December 31, 2005, versus 21.1% for the same period in 2004.

Latin America

Latin America revenue for the twelve months ended December 31, 2005 totaled $126.7 million, an increase of $35.2 million, or 38%, as compared to the same period in 2004. Local currency fluctuation against the U.S. dollar favorably impacted our Latin America revenue by $15.1 million and Latin America operating income by $3.4 million. Six countries in Latin America experienced double-digit revenue growth due to increased volume resulting from strengthening local economies and higher pricing associated with better contract execution.

Operating income for the twelve months ended December 31, 2005 totaled $33.3 million, an increase of $16.3 million, or 96%, as compared to the same period in 2004. This change was primarily the result of higher sales volumes and pricing, as well as favorable currency impact. Latin America operating margin was 26.3% for the twelve months ended December 31, 2005, versus 18.6% for the same period in 2004.

General Corporate Expense

Our general corporate expenses are expenses that are incurred at the corporate level and are not directly associated with activities of a particular reportable segment. These expenses include shared services as well as administrative and legal expenses. General corporate expense was $88.9 million for the twelve months ended December 31, 2005, an increase of $28.6 million, or 47%, compared to $60.3 million for the same period in 2004. This increase was mainly driven by higher salary, incentive and benefit costs related to our CEO transition (see previous discussion), as well as increased year-over-year expenses regarding our annual incentive program which is based on our financial results.

LIQUIDITY AND FINANCIAL CONDITION

As of December 31, 2006, we had $67.8 million in cash and cash equivalents compared to $37.5 million at December 31, 2005. Our principal sources of liquidity are cash provided by operating activities and our revolving credit facilities. Our ability to generate cash from operating activities is one of our fundamental financial strengths. We believe that anticipated cash provided by operating activities, together with current cash and cash equivalents and access to committed and uncommitted credit facilities and the capital markets, if required, will be sufficient to meet our projected cash requirements for the next twelve months, and the foreseeable future thereafter. However, any projections of future liquidity needs and cash flows are subject to substantial uncertainty. We have $250.0 million in principal relating to our

4.95% senior unsecured notes due November 1, 2007. Upon maturity, we intend to either (1) pay this obligation through a combination of borrowings under our credit facilities and cash and cash equivalents available at that time, or (2) refinance these notes, assuming such financing is available to us on acceptable terms.

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

Cash Provided by Operating Activities

For the twelve months ended December 31, 2006, we generated $374.3 million of cash from operating activities compared to $337.8 million for the twelve months ended December 31, 2005, an increase of $36.5 million. The increase in cash provided by operating activities was primarily due to the $28.0 million increase in net income.

For the twelve months ended December 31, 2005, we generated $337.8 million of cash provided by operating activities compared to $309.0 million for the twelve months ended December 31, 2004, an increase of $28.8 million. The major sources of cash provided by operating activities for 2005 were net income of $246.5 million and the reduction within net income of non-cash charges for depreciation and amortization, included in determining net income, of $82.2 million.

Capital Expenditures

Capital expenditures, which consist of additions to property and equipment as well as certain other long-term assets, totaled $52.0 million, $46.2 million and $47.5 million for the twelve months ended December 31, 2006, 2005 and 2004, respectively. Our capital expenditures are used for developing, enhancing and deploying new and existing internally-developed software and technology platforms, replacing or adding equipment, updating systems for regulatory compliance, the licensing of software applications, data security and investing in disaster recovery systems. In 2007, we expect total capital expenditures to be approximately $70 million to $100 million, primarily relating to new product development and technological infrastructure.

Acquisitions

On October 6, 2006, we acquired Austin Consolidated Holdings, Inc., known as Austin-Tetra, for $34.4 million in cash. Austin-Tetra is a provider of business-to-business data management and enhancement services to the commercial market. They provide companies and government agencies with information to help them better understand existing customers, target new customers, and effectively manage their vendors. This acquisition is part of our long-term growth strategy, complementing our commercial information business. Austin-Tetra will be reported within our North America Information Services segment. We financed this acquisition through borrowings under our long-term revolving credit facility.

In March 2005, we acquired APPRO to broaden and further strengthen our enabling technologies capabilities in our North America Information Services business. Additionally, in August 2005, we acquired BeNow to enhance our Marketing Services business and add to our enabling technology capabilities. During the twelve months ended December 31, 2005, in order to continue to grow our credit data franchise, we also acquired the credit files, contractual rights to territories (generally states or integration areas) and customer relationships and related businesses of two independent credit reporting agencies in the U.S. and one in Canada that housed consumer information on our system. We acquired all of these businesses for $121.8 million in cash, net of cash acquired, and the issuance of 0.4 million shares of Equifax treasury stock, which had a value of $14.7 million on the date of issuance.

During the twelve months ended December 31, 2004, in order to continue to grow our credit data franchise, we also acquired the credit files, contractual rights to territories (generally states or integration areas) and customer relationships and related businesses of two independent credit reporting agencies in the U.S. and one in Canada that housed consumer information on our system. We acquired these businesses for a total of $17.4 million in cash, net of cash acquired.

For additional information about our acquisitions, see Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K.

TALX Acquisition.   On February 14, 2007, we agreed to acquire TALX Corporation (“TALX”), a leading provider of workplace verification information and employment services, in a transaction valued at approximately $1.4 billion, including the assumption of debt, based on the $41.91 per share closing price of Equifax stock on February 14, 2007. The acquisition of TALX equity is structured to consist of 75% Equifax common stock and 25% cash, together valued at approximately $1.2 billion. TALX shareholders may elect to receive for each share of TALX stock either a fixed exchange ratio of .861 shares of Equifax stock, $35.50 in cash or a combination of stock and cash equivalent value, subject to proration to achieve the 75% Equifax common stock and 25% cash consideration described above. In the aggregate, upon the closing of the acquisition, we will issue approximately 22 million shares of Equifax stock and pay approximately $300 million in cash for the stock of TALX. We also will assume TALX’s outstanding debt, which was $191.5 million at December 31, 2006. We plan to finance the acquisition with cash provided by operating activities and borrowings under our senior revolving credit facility, of which no amounts were outstanding at February 14, 2007. The transaction has been approved by the Board of Directors of each company and also must be approved by the stockholders of TALX. The transaction is also subject to review by regulatory authorities and other customary closing conditions. We currently expect the transaction to close by the end of the third quarter of 2007. This transaction will be accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”.

In February 2007, our Board of Directors authorized us to repurchase an increased number of shares of our common stock. We announced our intention to repurchase approximately $700 million of the stock issued in the acquisition. We expect to finance these share repurchases using cash provided by operating activities, as well as the issuance of new debt.

Borrowings and Credit Facility Availability

Short-Term Borrowings.   Net short-term (repayments) borrowings during the twelve months ended December 31, 2006, 2005 and 2004, totaled ($12.2) million, $92.3 million and ($22.5) million, respectively, activity under our trade receivables-backed, revolving credit facility. Under this facility, a wholly-owned subsidiary of Equifax may borrow up to $125.0 million, subject to borrowing base availability and other terms and conditions, for general corporate purposes. The amended credit facility is scheduled to expire on November 29, 2007, with the option to extend the term for an additional period of up to one year if specified conditions are satisfied. Outstanding debt under the facility is consolidated on our Balance Sheet for financial reporting purposes. Based on the calculation of the borrowing base applicable at

December 31, 2006, $19.4 million was available for borrowing and $80.0 million was outstanding under this facility, which is included in short-term debt and current maturities on our Consolidated Balance Sheet.

Long-Term Revolving Credit Facilities.   Net (repayments) borrowings under long-term revolving credit facilities during the twelve months ended December 31, 2006, 2005 and 2004 were ($40.0) million, $65.0 million, and ($138.0) million, respectively. This activity relates to our $500.0 million senior unsecured revolving credit agreement (“Existing Credit Agreement”). On July 24, 2006, we amended and restated the Existing Credit Agreement. Under the Amended and Restated Credit Agreement (the “Amended Credit Agreement”), among other provisions, the term was extended from August 20, 2009 to July 24, 2011, the applicable margin for borrowings and the annual facility fee were lowered, the maximum leverage ratio (as defined in the Amended Credit Agreement) was increased from 3.0 to 1 to 3.5 to 1, and a minimum interest coverage ratio was deleted. The Amended Credit Agreement may be used for working capital and other general corporate purposes.

The Amended Credit Agreement also includes an “accordion” feature that will allow us to request an increase of up to $500.0 million in the maximum borrowing commitment, which cannot exceed $1.0 billion. Each member of the lending group may elect to participate or not participate in any request we make to increase the maximum borrowing commitment. In addition, any increase in the borrowing commitment pursuant to this accordion feature is subject to certain terms and conditions, including the absence of an event of default. The increased borrowing commitment may be used for general corporate purposes. We are permitted and intend to request an increase in the borrowing limit under the accordion feature of this credit facility effective upon the completion of our acquisition of TALX.

At December 31, 2006, interest was payable on borrowings under the Amended Credit Agreement at the base rate or London Interbank Offered Rate (“LIBOR”) plus a specified margin or competitive bid option as selected by us from time to time. The annual facility fee and interest rate are subject to adjustment based on our debt ratings. As of December 31, 2006, $475.0 million was available for borrowings and there were outstanding borrowings of $25.0 million under this facility, which is included in long-term debt on our Consolidated Balance Sheet.

Canadian Credit Facility.   We are a party to a credit agreement with a Canadian financial institution that provides for a C$25.0 million (denominated in Canadian dollars), 364-day revolving credit agreement which was scheduled to expire on September 30, 2006. During the third quarter of 2006, however, we renewed this facility through September 30, 2007. At December 31, 2006, there were no outstanding borrowings under this facility.

Payments on Long-Term Debt.   There were no material payments on long-term debt during the twelve months ended December 31, 2006 and 2004, respectively. During the twelve months ended December 31, 2005, we redeemed the $250.0 million principal amount relating to our 6.3% senior unsecured notes by utilizing borrowings under certain revolving credit facilities.

Other.   At December 31, 2006, 79% of our debt was fixed-rate debt and 21% was variable-rate debt. Our variable-rate debt consists of the previously mentioned revolving credit facilities and generally bears interest based on a specified margin plus a base rate, LIBOR or commercial paper rate. The interest rates reset periodically, depending on the terms of the respective financing arrangements. At December 31, 2006, interest rates on substantially all of our variable-rate debt ranged from 5.6% to 5.7%. We were in compliance with all of our financial and non-financial debt covenants at December 31, 2006. We do not anticipate any covenant compliance issues if our acquisition of TALX is consummated as presently structured.

On February 15, 2007, Standard & Poor’s Corporation downgraded our senior unsecured long-term fixed debt rating from A- to BBB+ in reaction to our public announcement of the agreement to acquire TALX Corporation and an additional $400 million share repurchase program, due to its belief that the acquisition reflects a somewhat more aggressive financial policy and more leveraged financial profile. S&P’s rating outlook remained stable. On February 16, 2007, Moody’s Investors Service changed our rating outlook to stable from positive but maintained its Baa1 rating on our senior unsecured long-term fixed debt.

For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 5 of the Notes to Consolidated Financial Statements in this Form 10-K.

Equity Transactions

Sources and uses of cash related to equity during the twelve months ended December 31, 2006, 2005 and 2004 were as follows:

Share Repurchase Program.   Under the stock repurchase program authorized by our Board of Directors, we purchased 6.0 million, 4.2 million and 5.4 million common shares on the open market during the twelve months ended December 31, 2006, 2005 and 2004, respectively, for $212.7 million, $144.0 million and $138.0 million, respectively, at an average price per common share of $35.64, $34.45, and $25.57, respectively. At December 31, 2006, the amount available for future share repurchases under this program was $132.6 million. In February 2007, our Board of Directors amended the plan to authorize an additional repurchase of $650.0 million of our common stock; $400 million of such repurchase authorization is contingent on the closing of our previously described pending acquisition of TALX

As discussed above, following the completion of the TALX acquisition, we intend to repurchase approximately $700 million in Equifax stock in open market transactions or in privately-negotiated purchases. The timing and nature of any such repurchases will depend on market conditions, other investment opportunities, applicable securities laws and other factors.

Dividend Payments.   During the twelve months ended December 31, 2006, 2005 and 2004, we paid cash dividends of $20.3 million, $20.2 million and $15.0 million, respectively, at $0.16 per share, $0.15 per share and $0.11 per share, respectively.

Exercise of Stock Options.   During the twelve months ended December 31, 2006, 2005 and 2004, we received cash of $26.1 million, $62.8 million and $28.1 million, respectively, from the exercise of stock options.

Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual obligations and commitments as of December 31, 2006. The table excludes commitments that are contingent based on events or factors uncertain at this time. Some of the excluded commitments are discussed below the footnotes to the table.

	Payments due by
	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
	(In millions)
Debt(1)	$505.1	$330.0	$—	$25.0	$150.1
Operating leases(2)	108.2	18.3	26.6	17.1	46.2
Data processing, outsourcing agreements and other purchase obligations(3)	331.5	73.6	101.2	86.8	69.9
Other long-term liabilities(4)	87.4	9.9	17.3	13.5	46.7
Interest payments(5)	244.9	26.6	24.1	23.4	170.8
	$1277.1	$458.4	$169.2	$165.8	$483.7

(1)                 The amounts are gross of unamortized discounts totaling $1.2 million at December 31, 2006. Total debt on our Consolidated Balance Sheets is net of the unamortized discounts. For additional information about our debt, see Note 5 of the Notes to Consolidated Financial Statements in this Form 10-K.

(2)                 Our operating lease obligations principally involve office space and equipment, which includes the lease of our technology center that expires in 2012, the lease associated with our headquarters building that expires in 2010 and the ground lease associated with our headquarters building that expires in 2048. For additional information about our operating leases, see Note 6 of the Notes to Consolidated Financial Statements in this Form 10-K.

(3)                 These agreements primarily represent our minimum contractual obligations for services that we outsource associated with our computer data processing operations and related functions, and certain administrative functions. These agreements expire between 2007 and 2013. For additional information about these agreements, see Note 6 of the Notes to Consolidated Financial Statements in this Form 10-K.

(4)                 These long-term liabilities primarily relate to obligations associated with certain pension, postretirement and other compensation-related plans, some of which are discounted in accordance with GAAP. We made certain assumptions about the timing of such future payments. This table does not include our severance accrual related to our organizational realignment. For additional information about this accrual, see Note 11 of the Notes to Consolidated Financial Statements in this Form 10-K.

(5)                 For future interest payments on related variable-rate debt, which is generally based on LIBOR or commercial paper plus a specified margin, we used the variable rate in effect at December 31, 2006 to calculate these payments. The variable portion of the rate at December 31, 2006 (excluding the margin and facility fees) was between 5.6% and 5.7% for substantially all of our variable debt. Future interest payments related to our $500.0 million revolving credit facility and trade receivables-backed revolving credit facility are based on the borrowings outstanding at December 31, 2006 through their respective maturity dates, assuming such borrowings are outstanding until that time. Future interest payments may be different depending on the borrowing activity going forward under these revolving credit facilities.

A potential significant use of cash would be the payment to Computer Sciences Corporation (“CSC”) if they were to exercise their option to sell their credit reporting business to us at any time prior to 2013. The option exercise price will be determined by agreement or by an appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if the option had been exercised at December 31, 2006, the price range would have approximated $650 million to $725 million. This estimate is based solely on our internal analysis of the value of the business, current market conditions and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than our estimate. Our agreement with CSC, which expires on July 31, 2008, also provides us with an option to purchase its credit reporting business if it does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. If CSC were to exercise its option, or if we were able to and decided to exercise our option, then we would have to obtain additional sources of funding. We believe that this funding would be available from sources such as additional bank lines of credit and the capital markets for debt and/or equity financing. However, the availability and terms of any such capital financing would be subject to a number of factors, including credit market conditions, the state of the equity markets, general economic conditions, credit ratings and our financial performance and condition.

In the preceding table, we have not included amounts related to future pension and other postretirement benefit plan contributions, as such required funding amounts have not been determined. For additional information about our pension and other benefit plans, see Note 9 of the Notes to Consolidated Financial Statements in this Form 10-K.

Off-Balance Sheet Transactions

Other than facility leasing arrangements, we do not engage in off-balance sheet financing activities. In 1998, we entered into a synthetic lease on our Atlanta corporate headquarters building in order to obtain favorable financing terms with regard to this facility. This $29.0 million lease expires in 2010. Lease payments for the remaining term totaled $6.0 million at December 31, 2006. Under this synthetic lease arrangement, we have guaranteed the residual value of the leased property to the lessor. In the event that the property were to be sold by the lessor at the end of the lease term, we would be responsible for any shortfall of the sales proceeds, up to a maximum amount of $23.2 million, which equals 80% of the value of the property at the beginning of the lease term. The liability for this shortfall, which was $1.4 million and $4.0 million at December 31, 2006 and 2005, respectively, is recorded in other long-term liabilities on our Consolidated Balance Sheets.

Letters of Credit and Guarantees

We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit was not material at December 31, 2006, and all have a maturity of one year or less. Guarantees are issued from time to time to support the needs of the operating units. In connection with the sale of our risk management collections business to RMA Holdings, LLC in October 2000, we guaranteed the operating lease payments of a partnership affiliated with RMA to a lender of the partnership pursuant to a term loan. The operating lease, which expires December 31, 2011, has a remaining balance of $6.6 million, based on the undiscounted value of remaining lease payments, including real estate taxes, at December 31, 2006.

In September 2005, RMA sold substantially all of its assets to NCO Group, Inc. (“NCO”), after obtaining approval from the U.S. Bankruptcy Court for the Northern District of Ohio, Eastern Division. In conjunction with this sale, NCO agreed to assume the operating lease obligations discussed above, which we will continue to guarantee. We believe that the likelihood of demand for payment by us is minimal and expect no material losses to occur related to this guarantee. Accordingly, we do not have a liability on our Consolidated Balance Sheets at December 31, 2006 or 2005 related to this guarantee. For additional information regarding this transaction see Note 6 of the Notes to the Consolidated Financial Statements in this Form 10-K.

Other Contingencies

There are other matters which we are involved in, such as legal proceedings, claims and litigation, for which the final outcome and impact to our Consolidated Financial Statements is uncertain at December 31, 2006. For additional information about these matters, see Note 6 of the Notes to Consolidated Financial Statements in this Form 10-K.

Pension Plans

Pension benefits are provided through U.S. and Canadian defined benefit pension plans and two supplemental executive defined benefit pension plans. Substantially all employees participate in one or more of these plans. The measurement date for our defined benefit pension plans is December 31st of each year.

Prior to January 1, 2005, we had one non-contributory qualified retirement plan covering most U.S. salaried employees (the U.S. Retirement Income Plan, or “USRIP”) and a defined benefit plan for most salaried employees in Canada (the Canadian Retirement Income Plan, or “CRIP”). Benefits of both plans are primarily a function of salary and years of service. On January 1, 2005, we separated the USRIP into two defined benefit plans subject to the Employee Retirement Income Security Act (“ERISA”). The new plan, the Equifax Inc. Pension Plan (“EIPP”), was funded in January 2005 with the transfer of $17.0 million of assets from the USRIP and a company contribution of $20.0 million. In November 2005, an additional $30.1 million of plan assets were transferred from the USRIP to the EIPP. The EIPP covers all active employee participants of Equifax as of January 1, 2005, and the USRIP covers all inactive retired and vested participants as of that date. Inactive participants constituted approximately 85% of total participants prior to the separation. The benefits of participants in both plans were unaffected by the separation. The two groups of participants—active and inactive—had projected patterns of actuarial liabilities which were markedly different, due to the demographic differences between the two populations. The two plans have separate assumed rates of return and separate asset allocation strategies, which will allow us to more efficiently fund our pension liabilities. Additionally, the assets of one plan will not be available to fund the liabilities of the other plan. The CRIP was not impacted by the separation of the USRIP.

At December 31, 2006, the USRIP and the EIPP met or exceeded ERISA’s minimum funding requirements. We do not expect to have to make any minimum funding contributions under ERISA for 2007 with respect to the USRIP or the EIPP, based on applicable law as currently in effect. In January 2006 and 2007, however, we made discretionary contributions of $20.0 million and $12.0 million, respectively, to the EIPP. We also made a $2.0 million discretionary contribution in 2006 to fund our other post-retirement benefit plans. In the future, we will make minimum funding contribution as required and may make discretionary contributions, depending on certain circumstances, including market conditions and liquidity needs.

In August 2006, the federal Pension Protection Act of 2006 was enacted. Included in this law are changes to the method of valuing pension plan assets and liabilities for funding purposes, as well as minimum contribution levels required in 2008. We are currently evaluating the impact of this new pension law may have on our future funding requirements and our Consolidated Financial Statements.

We increased the discount rate assumption used to measure the projected pension obligations from 5.68% at December 31, 2005 to 5.86% at December 31, 2006. The increase in discount rate is due to the general increase in long-term interest rates during 2006 and the consequent effect on the yields of the hypothetical portfolio of long-term corporate bonds, which are used to determine the discount rate. Our aggregated projected benefit obligation of all plans increased slightly from $579.7 million at December 31, 2005 to $582.7 million at December 31, 2006. At December 31, 2006, the Supplemental Retirement Plans were unfunded with respect to their accumulated benefit obligation by $43.7 million as determined by SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), whereas the USRIP, EIPP and CRIP were overfunded with respect to their accumulated benefit obligation by $65.7 million.

The expected rate of return on pension plan assets should approximate the actual long-term investment gain on those assets. The expected rate of return on plan assets used to calculate annual expense was 8.00% for the USRIP and 8.25% for the EIPP for the twelve months ended December 31, 2006 and 2005, and 8.75% for the USRIP for the twelve months ended December 31, 2004. In 2007, the expected rate of return on plan assets used to calculate the annual SFAS 87 expense will be 8.00% for the USRIP and 8.25% for the EIPP.

For our non-U.S., tax-qualified retirement plans, we fund at least the amounts sufficient to meet minimum funding requirements but no more than allowed as a tax deduction pursuant to applicable tax regulations. For the non-qualified supplementary retirement plans, we fund the benefits as they are paid to retired participants, but accrue the associated expense and liabilities in accordance with U.S. generally accepted accounting principles (“GAAP”).

For additional information about our pension and other post-retirement benefit plans, including the impact of adopting SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post retirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), see Note 9 of the Notes to Consolidated Financial Statements in this Form 10-K.

Related Party Transactions

We engage in various transactions and arrangements with related parties. We believe the terms of the transactions and arrangements do not differ from those that would have been negotiated with an independent party. For additional information about our related parties, including the associated transactions and arrangements, see Note 13 of the Notes to Consolidated Financial Statements in this Form 10-K.

Inflation

We do not believe that the rate of inflation has had a material effect on our operating results. However, inflation could adversely affect our future operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Notes 1 and 2 of the Notes to Consolidated Financial Statements in this Form 10-K.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our Consolidated Financial Statements and the Notes to Consolidated Financial Statements in this Form 10-K. The following accounting policies involve a critical accounting estimate because they are particularly dependent on estimates and assumptions made by management about matters that are uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our Consolidated Balance Sheets and Statements of Income. We also have other significant accounting policies, which involve the use of estimates, judgments and assumptions that are relevant to understanding our results. For additional information about these policies, see Note 1 of the Notes to Consolidated Financial Statements in this Form 10-K. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, collectibility of arrangement consideration is reasonably assured, the arrangement fees are fixed or determinable and delivery of the product or service has been completed. A significant portion of our revenue is derived from our processing of transactions related to the provision of information services to our customers, in which case revenue is recognized, assuming all other revenue recognition criteria are met, when the service is provided.

If at the outset of an arrangement, we determine that collectibility is not reasonably assured, revenue is deferred until the earlier of when collectibility becomes probable or the receipt of payment. If there is uncertainty as to the customer’s acceptance of our deliverables, revenue is not recognized until the earlier of receipt of customer acceptance or expiration of the acceptance period. If at the outset of an arrangement, we determine that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes estimable, assuming all other revenue recognition criteria have been met. The determination of certain of our marketing information services revenue requires the use of estimates, principally related to transaction volumes in instances where these volumes are reported to us by our clients on a monthly basis in arrears. In these instances, we estimate transaction volumes based on average actual reported volumes reported by our customers in the past. Differences between our estimates and actual final volumes reported are recorded in the period in which actual volumes are reported. We have not experienced significant variances between our estimates and actual reported volumes in the past. We monitor actual volumes to ensure that we will continue to make reasonable estimates in the future. If we determine that we are unable to make reasonable future estimates, revenue may be deferred until actual customer data is obtained.

We have certain information solution offerings that are sold as multiple element arrangements. The multiple elements may include consumer or commercial information, file updates for certain solutions, services provided by our enabling technologies personnel, training services and/or statistical models. To account for each of these elements separately, the delivered elements must have stand-alone value to our customer, and there must exist objective and reliable evidence of the fair value for any undelivered elements. For certain customer contracts, the total arrangement fee is allocated to the undelivered elements based on their fair values and to the initial delivered elements using the residual method. If we are unable to unbundle the arrangement into separate elements for accounting, arrangement consideration may only be recognized as the final contract element is delivered to our customer.

Valuation of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets

Goodwill.   Goodwill represents the cost in excess of the fair value of the net assets of acquired businesses. We review goodwill for impairment based on the requirements of Statement of Financial Accounting Standards, No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, goodwill is tested for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. We perform our annual goodwill impairment test as of September 30th. During 2006, we were not required to test goodwill for impairment at an interim date.

In accordance with SFAS 142, we are required to test goodwill at the reporting unit level as defined by reference to our operating segments determined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

In analyzing goodwill for potential impairment, we use projections of future discounted cash flows from our reporting units to determine whether the reporting unit’s estimated fair value exceeds its carrying value. These projections of cash flows are based on our views of growth rates, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. Our estimates of fair value for each reporting unit are corroborated by market multiple comparables. The use of different estimates or assumptions within our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and could result in a goodwill impairment charge. Additionally, a change in our reporting unit structure would result in the requirement to test goodwill for impairment at different reporting units. During the twelve months ended December 31, 2006, 2005 and 2004, we had no impairment of our reporting unit goodwill balances. For additional information about goodwill, see Note 4 of the Notes to Consolidated Financial Statements in this Form 10-K.

As a result of the change in operating segments, effective January 1, 2007, our reporting units under which we test goodwill for impairment in accordance with SFAS 142 have also changed. During the first quarter of 2007, we have reallocated the goodwill associated with our previous reporting units, in accordance with SFAS 142, to our new reporting units. We are currently in the process of testing the goodwill related to our new reporting units for impairment.

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

In accordance with SFAS 142, we are required to test indefinite-lived intangible assets for impairment annually or whenever events and circumstances change that would indicate the asset might be impaired. We perform the impairment test for our indefinite-lived intangible assets by comparing the asset’s fair value to its carrying value. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value. We perform our annual impairment test as of September 30th. During 2006, we were not required to test contractual/territorial rights for impairment at an interim date.

We estimate the fair value of our contractual/territorial rights based on projected discounted future cash flows. The use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our contractual/territorial rights, or using a methodology other than a discounted cash flow model, could result in different values for our contractual/territorial rights and could result in an impairment charge. The most significant assumptions within our discounted cash flow model are the discount rate, growth rate and charge for contributory assets. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value.

If any legal, regulatory, contractual, competitive, economic or other factors were to limit the useful lives of our indefinite-lived intangible assets, we would be required to test these intangible assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and amortize the intangible asset over its remaining useful life.

During the twelve months ended December 31, 2006, 2005 and 2004, we recognized no impairment charges related to our contractual/territorial rights. For additional information about contractual/territorial rights, see Note 4 of the Notes to Consolidated Financial Statements in this Form 10-K.

Long-Lived Assets.   We monitor the status of our long-lived assets annually or more frequently if necessary, in order to determine if conditions exist or events and circumstances indicate that an asset, or asset group, may be impaired in that its carrying amount may not be recoverable. Significant factors that are considered that could be indicative of an impairment include: changes in business strategy, market conditions or the manner in which an asset is used; underperformance relative to historical or expected future operating results; and negative industry or economic trends. If potential indicators of impairment exist, we estimate recoverability based on the asset’s, or asset group’s, ability to generate cash flows greater than the carrying value of the asset, or asset group. We estimate the undiscounted future cash flows arising from the use and eventual disposition of the related long-lived asset, or asset group. If the carrying value of the long-lived asset, or asset group, exceeds the estimated future undiscounted cash flows, an impairment loss is recorded based on the amount by which the asset’s carrying amount exceeds its fair value. We utilize the discounted present value of the associated future estimated cash flows to determine the asset’s, or asset group’s, fair value, which requires us to make assumptions regarding the discount rate. The projected cash flows require several assumptions related to, among other things, relevant market factors, revenue growth, if any, and operating margins. While we believe our assumptions are reasonable, changes in these assumptions in future periods may have a material impact on our Consolidated Financial Statements. There were no impairment charges during the twelve months ended December 31, 2006 and 2005. During the twelve months ended December 31, 2004, we recorded a $2.4 million impairment charge.

Loss Contingencies

We are subject to various proceedings, lawsuits and claims arising in the normal course of our business. In accordance with SFAS No. 5, “Accounting for Contingencies,” we determine whether to disclose and/or accrue for loss contingencies based on our assessment of whether the potential loss is probable, reasonably possible or remote. We periodically review claims and legal proceedings and assess whether we have potential financial exposure based on consultation with internal and outside legal counsel and other advisors. If the likelihood of an adverse outcome from any claim or legal proceeding is probable and the amount can be reasonably estimated, we record a liability in our Consolidated Balance Sheet for the estimated settlement costs. If the likelihood of an adverse outcome is reasonably possible, but not probable, we provide disclosures related to the potential loss contingency. Our assumptions related to loss contingencies are inherently subjective. Changes in these assumptions in future periods or an outcome different than our assumption may have a material impact on our Consolidated Financial Statements. For additional information about our contingencies, see Note 6 of the Notes to Consolidated Financial Statements in this Form 10-K.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the domestic and international jurisdictions in which we operate. This process involves us estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. We are required to assess the likelihood that our net deferred tax assets will be recovered from future taxable income or other tax planning strategies. To the extent we believe that recovery is not likely, we must establish a valuation allowance to reduce the deferred tax asset to the amount we estimate will be recoverable. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the Consolidated Statement of Income. A valuation allowance is currently set against certain net deferred tax assets because we believe it is more likely than not that these deferred tax assets will not be realized through the generation of future taxable income or other tax planning strategies. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and our future taxable income for purposes of assessing our ability to realize any future benefit from our deferred tax assets.

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

Changes in these assumptions in future periods or actual results different from our estimates may have a material impact on our Consolidated Financial Statements. For additional information about our income taxes, see Note 7 of the Notes to Consolidated Financial Statements in this Form 10-K.

Pension Plans

Our pension plans are accounted for using actuarial valuations required by SFAS 87 and, for the twelve months ended December 31, 2006, SFAS 158. Our prepaid pension asset and total accrued pension benefit liability (including short-term and long-term liabilities), in accordance with SFAS 158, as of December 31, 2006, were $47.7 million, or 3% of total assets, and $51.2 million, or 5% of the total liabilities, respectively, on our Consolidated Balance Sheet. We consider accounting for our U.S. and Canadian pension plans critical because our management is required to make significant subjective judgments about a number of actuarial assumptions, which include discount rates, salary growth, expected return on plan assets, interest cost and mortality rates.

We believe that the most significant assumptions related to our net periodic benefit cost are (1) the expected return on plan assets and (2) the discount rate. The expected rate of return on plan assets is primarily based on two methods prepared by an external advisor which consider, among other things, (1) the expected equity returns based on assumptions such as dividend yield and growth rate, and (2) estimated risk premium for various asset categories. These assumptions are projected using an asset/liability forecasting model, which produces a range and distribution of values for the assumed rate of return. Adjusting our expected long-term rate of return (7.99% at December 31, 2006) by 0.5% would change our estimated pension expense in 2007 by approximately $2.7 million. We determine our discount rates primarily based on high-quality, fixed-income investments and yield-to-maturity analysis specific to our estimated future benefit payments. Adjusting our weighted-average discount rate (5.86% at December 31, 2006) by 0.5% would change our estimated pension expense in 2007 by approximately $2.6 million.

Depending on the assumptions and estimates used, the pension expense could vary within a range of outcomes and have a material impact on our Consolidated Financial Statements. For additional information about our pension plans, see Note 9 of the Notes to Consolidated Financial Statements in this Form 10-K.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk, primarily from changes in foreign currency exchange rates and, to a lesser extent, to changes in interest rates, that could impact our results of operations and financial position. We manage our exposure to these market risks through our regular operating and financing activities, and, when deemed appropriate, through the use of derivative financial instruments, such as interest rate swaps, to hedge certain of these exposures. We use derivative financial instruments as risk management tools and not for speculative or trading purposes.

Foreign Currency Exchange Rate Risk

A substantial majority of our revenue, expense and capital expenditure activities are transacted in U.S. dollars. However, we do transact business in other currencies, primarily the British pound, the euro, the Canadian dollar and the Brazilian real. For most of these foreign currencies, we are a net recipient, and, therefore, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currencies in which we transact significant amounts of business.

We are required to translate, or express in U.S. dollars, the assets and liabilities of our foreign subsidiaries that are denominated or measured in foreign currencies at the applicable year-end rate of exchange on our Consolidated Balance Sheets and income statement items of our foreign subsidiaries at the average rates prevailing during the year. We record the resulting translation adjustment, and gains and losses resulting from the translation of intercompany balances of a long-term investment nature within other comprehensive income, as a component of our shareholders’ equity. Other immaterial foreign currency transaction gains and losses are recorded in our Consolidated Statements of Income. We do not, as a matter of policy, hedge translational foreign currency exposure. We may, however, hedge transactional foreign currency exchange rate risks associated with material transactions which are denominated in a foreign currency.

At December 31, 2006, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2006 would have increased our revenue by $42.2 million and our pre-tax operating profit by $12.8 million. At December 31, 2005, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2005 would have increased our revenue by $37.8 million and our pre-tax operating profit by $11.1 million. A 10% stronger U.S. dollar would have resulted in similar decreases to our revenue and pre-tax operating profit for 2006 and 2005.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our variable-rate, long-term revolving credit facility and trade receivables-backed revolving credit facility. We attempt to achieve the lowest all-in weighted-average cost of debt while simultaneously taking into account the mix of our fixed- and floating-rate debt, and the average life and scheduled maturities of our debt. At December 31, 2006, our weighted average cost of debt was 5.7% and weighted-average life of debt was 7.2 years. At December 31, 2006, 79% of our debt was fixed rate, and the remaining 21% was variable rate. Occasionally we use derivatives to manage our exposure to changes in interest rates by entering into interest rate swaps.

Based on current mix of fixed-rate and variable-rate debt, which is comparable to the prior year, we do not have material exposure to interest rate risk. In the future, if our mix of fixed-rate and variable-rate debt were to change due to additional borrowings under existing variable-rate credit facilities or new variable-rate debt instruments, we could have exposure to interest rate risk. The nature and amount of our long-term and short-term debt, as well as the proportionate amount of fixed-rate and variable-rate debt, can be expected to vary as a result of future business requirements, market conditions and other factors.

For additional information about our debt, including interest rates at December 31, 2006, see Note 5 of the Notes to Consolidated Financial Statements in this Form 10-K.

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

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices, and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Equifax’s internal control over financial reporting as of December 31, 2006. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Equifax’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of its Board of Directors.

Based on this assessment, management determined that, as of December 31, 2006, Equifax maintained effective internal control over financial reporting.

Ernst & Young LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of Equifax included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting which is included on page 54 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and
Shareholders of Equifax Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Equifax Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Equifax Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Equifax Inc. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Equifax Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2006 of Equifax Inc. and subsidiaries and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Shareholders of Equifax Inc.:

We have audited the accompanying consolidated balance sheets of Equifax Inc. and subsidiaries, as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equifax Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set therein.

As discussed in Notes 1, 2 and 9 of the Notes to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R, in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Equifax Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 27, 2007

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF INCOME

	Twelve Months Ended December 31,
	2006	2005	2004
	(In millions, except per share amounts)
Operating revenue	$1,546.3	$1,443.4	$1,272.8
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	626.4	594.2	533.9
Selling, general and administrative expenses	401.0	345.0	284.4
Depreciation and amortization	82.8	82.2	78.7
Total operating expenses	1,110.2	1,021.4	897.0
Operating income	436.1	422.0	375.8
Interest expense	(31.9)	(35.6)	(34.9)
Minority interests in earnings, net of tax	(4.5)	(4.9)	(3.2)
Other income, net	16.2	9.2	47.5
Income before income taxes	415.9	390.7	385.2
Provision for income taxes	(141.4)	(144.2)	(147.9)
Income from continuing operations	274.5	246.5	237.3
Loss from discontinued operations, net of income tax benefit of $1.5 in 2004 (see Note 12)	—	—	(2.6)
Net income	$274.5	$246.5	$234.7
Basic earnings per common share:
Income from continuing operations	$2.16	$1.90	$1.81
Loss from discontinued operations	—	—	(0.02)
Net income	$2.16	$1.90	$1.79
Shares used in computing basic earnings per share	127.1	129.7	131.3
Diluted earnings per common share:
Income from continuing operations	$2.12	$1.86	$1.78
Loss from discontinued operations	—	—	(0.02)
Net income	$2.12	$1.86	$1.76
Shares used in computing diluted earnings per share	129.4	132.2	133.5
Dividends per common share	$0.16	$0.15	$0.11

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In millions, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$67.8	$37.5
Trade accounts receivable, net of allowance for doubtful accounts of $8.7 and $9.6 at December 31, 2006 and 2005, respectively	244.8	216.0
Prepaid expenses	21.5	17.9
Other current assets	11.1	9.0
Total current assets	345.2	280.4
Property and equipment:
Capitalized internal-use software and system costs	243.8	205.9
Data processing equipment and furniture	132.2	124.5
Land, buildings and improvements	29.7	29.1
Total property and equipment	405.7	359.5
Less accumulated depreciation and amortization	(243.8)	(202.7)
Total property and equipment, net	161.9	156.8
Goodwill	842.0	791.2
Indefinite-lived intangible assets	95.2	95.0
Purchased intangible assets, net	242.2	263.4
Prepaid pension asset	47.7	183.7
Other assets, net	56.4	61.0
Total assets	$1,790.6	$1,831.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current maturities	$330.0	$92.3
Accounts payable	23.5	5.9
Accrued expenses	62.0	54.0
Accrued salaries and bonuses	41.9	40.7
Deferred revenue	62.7	49.2
Other current liabilities	62.0	52.4
Total current liabilities	582.1	294.5
Long-term debt	173.9	463.8
Deferred income tax liabilities, net	70.8	126.1
Long-term pension and other postretirement benefit liabilities	65.3	56.2
Other long-term liabilities	60.4	70.6
Total liabilities	952.5	1,011.2
Commitments and Contingencies (see Note 6)
Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized shares—10.0; Issued shares—none	—	—
Common stock, $1.25 par value: Authorized shares—300.0; Issued shares—186.3 and 185.2 at December 31, 2006 and 2005, respectively; Outstanding shares—124.7 and 129.2 at December 31, 2006 and 2005, respectively	232.9	231.5
Paid-in capital	609.2	559.0
Retained earnings	1,778.6	1,525.1
Accumulated other comprehensive loss	(232.2)	(157.8)
Treasury stock, at cost, 57.7 shares and 51.7 shares at December 31, 2006 and 2005, respectively	(1,490.9)	(1,274.6)
Stock held by employee benefits trusts, at cost, 3.9 shares and 4.3 shares at December 31, 2006 and 2005, respectively	(59.5)	(62.9)
Total shareholders’ equity	838.1	820.3
Total liabilities and shareholders’ equity	$1,790.6	$1,831.5

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
	December 31,
	2006	2005	2004
	(In millions)
Operating activities:
Net income	$274.5	$246.5	$234.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82.8	82.2	78.7
Gain on sale of investment in Intersections Inc.	—	—	(36.8)
Loss from discontinued operations	—	—	2.6
Stock-based compensation expense	17.4	8.2	2.4
Tax effects of stock-based compensation plans	8.9	18.1	5.9
Excess tax benefits from stock-based compensation plans	(5.0)	—	—
Asset impairment and related charges	—	—	2.4
Deferred income taxes	(2.6)	11.8	25.3
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(22.8)	(14.3)	(17.2)
Prepaid expenses and other current assets	(2.4)	10.5	7.9
Other assets	(1.6)	0.5	(7.2)
Current liabilities, excluding debt	49.1	(14.0)	7.6
Other long-term liabilities, excluding debt	(24.0)	(11.7)	2.7
Cash provided by operating activities	374.3	337.8	309.0
Investing activities:
Capital expenditures	(52.0)	(46.2)	(47.5)
Acquisitions, net of cash acquired	(34.4)	(121.8)	(17.4)
Proceeds from sale of investments	—	10.1	59.4
Other	(0.4)	—	(1.0)
Cash used in investing activities	(86.8)	(157.9)	(6.5)
Financing activities:
Net short-term (repayments) borrowings	(12.2)	92.3	(22.5)
Net (repayments) borrowings under long-term revolving credit facilities	(40.0)	65.0	(138.0)
Payments on long-term debt	—	(250.0)	(0.6)
Treasury stock purchases	(215.2)	(144.0)	(138.0)
Dividends paid	(20.3)	(20.2)	(15.0)
Proceeds from exercise of stock options	26.1	62.8	28.1
Excess tax benefits from stock-based compensation plans	5.0	—	—
Other	(0.6)	0.6	(3.0)
Cash used in financing activities	(257.2)	(193.5)	(289.0)
Effect of foreign currency exchange rates on cash and cash equivalents	—	(1.0)	(1.2)
Cash provided by discontinued operations (see Note 12)	—	—	1.7
Increase (decrease) in cash and cash equivalents	30.3	(14.6)	14.0
Cash and cash equivalents, beginning of period	37.5	52.1	38.1
Cash and cash equivalents, end of period	$67.8	$37.5	$52.1

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

							Stock
					Accumulated		Held By
	Common Stock				Other		Employee	Total
	Shares		Paid-In	Retained	Comprehensive	Treasury	Benefits	Shareholders’
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Trusts	Equity
	(In millions, except per share amounts)
Balance, December 31, 2003	132.7	$225.5	$432.5	$1,079.0	$(296.1)	$(995.5)	$(73.9)	$371.5
Net income	—	—	—	234.7	—	—	—	234.7
Other comprehensive income	—	—	—	—	29.1	—	—	29.1
Shares issued under stock plans	2.1	2.0	25.7	—	—	—	4.7	32.4
Treasury stock purchased under share repurchase program ($25.57 per share)	(5.4)	—	—	—	—	(138.0)	—	(138.0)
Cash dividends ($0.11 per share)	—	—	—	(15.0)	—	—	—	(15.0)
Stock-based compensation expense	—	—	2.4	—	—	—	—	2.4
Tax effects of stock-based compensation plans	—	—	5.9	—	—	—	—	5.9
Dividends paid to employee benefits trust	—	—	0.4	—	—	—	—	0.4
Balance, December 31, 2004	129.4	$227.5	$466.9	$1,298.8 *	$(267.0)	$(1,133.4)*	$(69.2)	$523.6 *
Net income	—	—	—	246.5	—	—	—	246.5
Other comprehensive income	—	—	—	—	109.2	—	—	109.2
Shares issued under stock plans	3.2	4.0	61.2	—	—	—	—	65.2
Shares issued under benefits plans	0.6	—	—	—	—	—	6.3	6.3
Treasury stock issued for an acquisition	0.4	—	4.0	—	—	10.7	—	14.7
Other treasury stock purchases**	(0.2)	—	—	—	—	(7.9)	—	(7.9)
Treasury stock purchased under share repurchase program ($34.45 per share)	(4.2)	—	—	—	—	(144.0)	—	(144.0)
Cash dividends ($0.15 per share)	—	—	—	(20.2)	—	—	—	(20.2)
Stock-based compensation expense	—	—	8.2	—	—	—	—	8.2
Tax effects of stock-based compensation plans	—	—	18.1	—	—	—	—	18.1
Dividends paid to employee benefits trust	—	—	0.6	—	—	—	—	0.6
Balance, December 31, 2005	129.2	$231.5	$559.0	$1,525.1	$(157.8)	$(1,274.6)	$(62.9)	$820.3
Net income	—	—	—	274.5	—	—	—	274.5
Other comprehensive income	—	—	—	—	36.3	—	—	36.3
Adjustment to initially apply SFAS 158, net of tax	—	—	—	—	(110.7)	—	—	(110.7)
Shares issued under stock plans	1.0	1.2	19.0	—	—	—	—	20.2
Shares issued under benefits plans	0.3	—	3.6	—	—	—	3.1	6.7
Treasury stock traded for option price	—	—	0.2	—	—	(1.1)	—	(0.9)
Treasury stock traded for minimum tax withholdings	—	—	(0.2)	—	—	(2.5)	—	(2.7)
Treasury stock purchased under share repurchase program ($35.64 per share)***	(6.0)	—	—	—	—	(212.7)	—	(212.7)
Cash dividends ($0.16 per share)	—	—	—	(21.0)	—	—	—	(21.0)
Dividends paid to employee benefits trust	—	—	0.7	—	—	—	—	0.7
Stock-based compensation expense	—	—	17.4	—	—	—	—	17.4
Tax effects of stock-based compensation plans	—	—	8.9	—	—	—	—	8.9
Other	0.2	0.2	0.6	—	—	—	0.3	1.1
Balance, December 31, 2006	124.7	$232.9	$609.2	$1,778.6	$(232.2)	$(1,490.9)	$(59.5)	$838.1

*                       does not total due to rounding

**                   Represents treasury stock traded for minimum tax withholdings and common stock tendered by employees exercising stock options.

***               At December 31, 2006, $132.6 million was authorized for future repurchases of our common stock. In February 2007, our Board of Directors amended the plan to authorize an additional repurchase of $650.0 million of our common stock.

See Notes to Consolidated Financial Statements.

Accumulated Other Comprehensive Loss consists of the following components:

	December 31,
	2006	2005	2004
	(In millions)
Foreign currency translation	$(113.2)	$(140.1)	$(148.2)
Minimum pension liability, net of accumulated tax of $4.5, $10.0, and $70.2 in 2006, 2005 and 2004, respectively	(7.7)	(16.7)	(117.0)
Adjustment to initially apply SFAS 158 in 2006, net of accumulated tax of $63.8 (see Note 9)	(110.7)	—	—
Cash flow hedging transactions, net of tax of $0.4, $0.6, and $1.1 in 2006, 2005 and 2004, respectively	(0.6)	(1.0)	(1.8)
Accumulated other comprehensive loss	$(232.2)	$(157.8)	$(267.0)

Comprehensive Income is as follows:

	Twelve Months Ended December 31,
	2006	2005	2004
	(In millions)
Net income	$274.5	$246.5	$234.7
Other comprehensive income (loss):
Foreign currency translation adjustment	26.9	8.1	29.5
Reclassification adjustment for the gain on sale of discontinued operations	—	—	(4.0)
Minimum pension liability adjustment	9.0	100.3	3.1
Change in cumulative loss from cash flow hedging transactions	0.4	0.8	0.5
Comprehensive income	$310.8	$355.7	$263.8

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms “Equifax,” “the Company,” “we,” “our” and “us” refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.   We collect, organize and manage various types of financial, demographic and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of December 31, 2006, we operated in 14 countries organized by reportable segments as follows: North America (the United States (U.S.), Canada and Costa Rica), Europe (the United Kingdom (U.K.), Republic of Ireland, Spain and Portugal) and Latin America (Brazil, Argentina, Chile, El Salvador, Honduras, Peru and Uruguay).

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

We develop, maintain and enhance secured proprietary information databases through the compilation of accounts receivable information about consumers and businesses that we obtain from a variety of sources, such as credit granting institutions, public record information (including bankruptcies, liens and judgments) and marketing information from surveys and warranty cards. We process this information utilizing our proprietary information management systems.

Basis of Consolidation.   Our Consolidated Financial Statements and the accompanying notes, which are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), include Equifax and all its subsidiaries. We consolidate all majority-owned and controlled subsidiaries as well as variable interest entities in which we are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” Other parties’ interests in consolidated entities are reported as minority interests. We use the equity method of accounting for investments in which we are able to exercise significant influence and use the cost method for all other investments. All significant intercompany transactions and balances are eliminated.

We have reclassified certain prior period amounts in our Consolidated Financial Statements to conform to the current period presentation, including the reclassification of prior year amounts related to the presentation of purchased software from other assets, net, to capitalized internal-use software and system costs on our Consolidated Balance Sheets. The purchased software balance and related accumulated amortization was $59.0 million and $33.3 million, respectively, at December 31, 2006, and $43.5 million and $23.7 million, respectively, at December 31, 2005.

Segments.   For the twelve months ended December 31, 2006, 2005 and 2004, we managed our business globally through the following three reportable segments: North America, Europe and

Latin America. North America, which includes Canada, is our largest reportable segment, with 80% of total operating revenue during the twelve months ended December 31, 2006. Our foreign operations are principally located in Canada, the U.K. and Brazil. See Notes 14 and 15 for additional information about our segments in 2006 and 2007, respectively.

Use of Estimates.   The preparation of our Consolidated Financial Statements requires us to make estimates and assumptions in accordance with GAAP. Accordingly, we make these estimates and assumptions after exercising judgment. We believe that the estimates and assumptions inherent in our Consolidated Financial Statements are reasonable, based upon information available to us at the time they are made. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

Revenue Recognition and Deferred Revenue.   Revenue is recognized when persuasive evidence of an arrangement exists, collectibility of arrangement consideration is reasonably assured, the arrangement fees are fixed or determinable and delivery of the product or service has been completed. A significant portion of our revenue is derived from our processing of transactions related to the provision of information services to our customers, in which case revenue is recognized, assuming all other revenue recognition criteria are met, when the service is provided. A smaller portion of our revenues relate to subscription-based contracts under which a customer pays a preset fee for a predetermined or unlimited number of transactions or services provided during the subscription period, generally one year. Revenue related to subscription-based contracts having a preset number of transactions is recognized as the services are provided, using an effective transaction rate as the actual transactions are completed. Any remaining revenue related to unfulfilled units is not recognized until the end of the related contract’s subscription period. Revenue related to subscription-based contracts having an unlimited volume is recognized ratably during the contract term.

If at the outset of an arrangement, we determine that collectibility is not reasonably assured, revenue is deferred until the earlier of when collectibility becomes probable or the receipt of payment. If there is uncertainty as to the customer’s acceptance of our deliverables, revenue is not recognized until the earlier of receipt of customer acceptance or expiration of the acceptance period. If at the outset of an arrangement, we determine that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes estimable, assuming all other revenue recognition criteria have been met. The determination of certain of our marketing information services revenue requires the use of estimates, principally related to transaction volumes in instances where these volumes are reported to us by our clients on a monthly basis in arrears. In these instances, we estimate transaction volumes based on average actual reported volumes reported by our customers in the past. Differences between our estimates and actual final volumes reported are recorded in the period in which actual volumes are reported. We have not experienced significant variances between our estimates and actual reported volumes in the past. We monitor actual volumes to ensure that we will continue to make reasonable estimates in the future. If we determine that we are unable to make reasonable future estimates, revenue may be deferred until actual customer data is obtained.

We have certain information solution offerings that are sold as multiple element arrangements. The multiple elements may include consumer or commercial information, file updates for certain solutions, services provided by our enabling technologies personnel, training services and/or statistical models. To account for each of these elements separately, the delivered elements must have stand-alone value to our customer, and there must exist objective and reliable evidence of the fair value for any undelivered elements. For certain customer contracts, the total arrangement fee is allocated to the undelivered elements based on their fair values and to the initial delivered elements using the residual method. If we are unable to unbundle the arrangement into separate elements for accounting, we apply one of the accounting policies described above. This may lead to the arrangement consideration being recognized as the final contract element is delivered to our customer.

Many of our multiple element arrangements involve the delivery of services generated by a combination of our consumer, commercial or marketing information services. No individual information service impacts the value or usage of other information services included in an arrangement and each service can be sold alone or purchased from another vendor without affecting the quality of use or value to the customer of the other information services included in the arrangement. Some of our products require the development of interfaces or platforms by our enabling technologies personnel that allow our customers to interact with our proprietary information databases. These development services do not meet the requirement for having stand-alone value, thus any related development fees are deferred when billed and are recognized over the expected period of benefit of the related customer contract. Revenue from the provision of statistical models is recognized as the service is provided and accepted, assuming all other revenue recognition criteria are met.

We record revenue on a net basis for those sales in which we have in substance acted as an agent or broker in the transaction.

Deferred revenue consists of amounts billed in excess of revenue recognized on sales of our information services relating generally to the deferral of subscription fees and arrangement consideration from elements not meeting the criteria for having stand-alone value discussed above. Deferred revenues are subsequently recorded as revenue in accordance with our revenue recognition policies.

Cost of Services.   Cost of services consist primarily of (1) data acquisition and royalty fees; (2) customer service costs, which include: personnel costs to collect, maintain and update our proprietary databases, to develop and maintain software application platforms and to provide consumer and customer call center support; (3) hardware and software expense associated with transaction processing systems; (4) telecommunication and computer network expense; and (5) occupancy costs associated with facilities where these functions are performed by Equifax employees.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses consist primarily of personnel-related costs, fees for professional and consulting services, and advertising costs.

Advertising.   Advertising costs, which are expensed as incurred, totaled $31.6 million, $30.8 million, and $19.0 million during the twelve months ended December 31, 2006, 2005 and 2004, respectively.

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

Our income tax provisions are based on assumptions and calculations which will be subject to examination by various tax authorities. We record tax benefits for positions that we believe are probable of being sustained under such examinations. Regularly, we assess the potential outcome of such examinations to determine the adequacy of our income tax accruals. We adjust our income tax provision during the period in which we determine that the actual results of the examinations may differ from our estimates. Changes in tax laws and rates are reflected in our income tax provision in the period in which they occur. See Note 7 for additional information about income taxes.

Earnings Per Share.   In accordance with SFAS No. 128, “Earnings per Share,” our basic earnings per share (“EPS”) is calculated as income from continuing operations or net income divided by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. The income amounts used in both our basic and diluted EPS calculations are the same. A reconciliation of the weighted-average outstanding shares used in the two calculations is as follows:

	Twelve Months Ended December 31,
	2006	2005	2004
	(In millions)
Weighted-average shares outstanding (basic)	127.1	129.7	131.3
Effect of dilutive securities:
Stock options	1.8	2.1	1.6
Long-term incentive plans	0.5	0.4	0.6
Weighted-average shares outstanding (diluted)	129.4	132.2	133.5

For the twelve months ended December 31, 2006, 2005 and 2004, we excluded certain stock options from our EPS calculation because their effect on EPS was anti-dilutive. The number of stock options excluded from the EPS calculation was not material for all periods presented.

Cash Equivalents.   We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Trade Accounts Receivable and Allowance for Doubtful Accounts.   We do not recognize interest income on our trade accounts receivable. Additionally, we generally do not require collateral from our customers related to our trade accounts receivable.

The allowance for doubtful accounts for estimated losses on trade accounts receivable is based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns and the establishment of specific reserves for customers in adverse financial condition or for existing contractual disputes wherein we are not assured of a favorable outcome. We reassess the adequacy of the allowance for doubtful accounts each reporting period. Increases to the allowance for doubtful accounts are recorded as bad debt expense, which are included in selling, general and administrative expenses on the accompanying Consolidated Statements of Income. Bad debt expense was $5.2 million, $4.3 million, and $2.9 million during the twelve months ended December 31, 2006, 2005, and 2004, respectively.

Long-Lived Assets.   Property and equipment are stated at cost less accumulated depreciation and amortization. The cost of additions is capitalized. Property and equipment are depreciated primarily on a straight-line basis over estimated assets’ useful lives, which are generally three to ten years for data processing equipment and capitalized internal-use software and systems costs. Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease terms that are reasonably assured. Buildings are depreciated over a forty-year period. Other fixed assets are depreciated over three to seven years. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized and included in income from continuing operations on the Consolidated Statements of Income, with the classification of any gain or loss dependent on the characteristics of the asset sold or retired.

Depreciation expense related to property and equipment was $19.0 million, $19.7 million and $16.6 million for the twelve months ended December 31, 2006, 2005 and 2004, respectively. Amortization expense related to property and equipment is disclosed below.

Capitalized Internal-Use Software and Systems Costs.   Certain internal-use software and system development costs are deferred and capitalized in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or

Obtained for Internal Use.” Accordingly, the specifically identified costs incurred to develop or obtain software and accompanying hardware which is intended for internal use are not capitalized until the determination is made as to the availability of a technically feasible solution to solve the predefined user and operating performance requirements as established during the preliminary stage of an internal-use software development project. Costs incurred during a software development project’s preliminary stage and post-implementation stage are expensed. Application development activities which are eligible for capitalization include software design and configuration, development of interfaces, coding, testing, and installation. Capitalized internal-use software and systems costs are subsequently amortized on a straight-line basis over a three- to ten-year period after project completion and when the related software or system is ready for its intended use. Amortization expense related to capitalized internal-use software and system costs totaled $31.4 million, $28.7 million, and $27.8 million during the twelve months ended December 31, 2006, 2005 and 2004, respectively.

Impairment of Long-Lived Assets.   In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets to be Disposed Of” (“SFAS 144”), we monitor the status of our long-lived assets in order to determine if conditions exist or events and circumstances indicate that an asset group may be impaired in that its carrying amount may not be recoverable. Significant factors that are considered that could be indicative of an impairment include: changes in business strategy, market conditions or the manner in which an asset group is used; underperformance relative to historical or expected future operating results; and negative industry or economic trends. If potential indicators of impairment exist, we estimate recoverability based on the asset group’s ability to generate cash flows greater than the carrying value of the asset group. We estimate the undiscounted future cash flows arising from the use and eventual disposition of the related long-lived asset group. If the carrying value of the long-lived asset group exceeds the estimated future undiscounted cash flows, an impairment loss is recorded based on the amount by which the asset group’s carrying amount exceeds its fair value. We generally utilize estimates of discounted future cash flows to determine the asset group’s fair value.

Goodwill and Indefinite-Lived Intangible Assets.   Goodwill represents the cost in excess of the fair value of the net assets of acquired businesses. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is not amortized. We are required to test goodwill for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment test as of September 30th. In analyzing goodwill for potential impairment, we use projections of future discounted cash flows from our reporting units to determine whether the reporting unit’s estimated fair value exceeds its carrying value. Our estimates of fair value for each reporting unit are corroborated by market multiple comparables. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit’s fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit’s goodwill exceeded its implied value. In accordance with SFAS 142, we are required to test goodwill at the reporting unit level as defined by reference to our operating segments determined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” See Note 15 for information about the change in our operating segments in 2007, which will impact our reporting units.

Contractual/territorial rights represent the estimated fair value of rights to operate in certain territories acquired through the purchase of independent credit reporting agencies in the U.S. and Canada. Our contractual/territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. In accordance with SFAS 142, we are required to test indefinite-lived intangible assets for impairment annually or whenever events and circumstances indicate that there may be an impairment of the asset value. Our annual impairment test date is September 30th. We perform the impairment test for our indefinite-lived intangible assets by comparing the asset’s fair value to its carrying value. We estimate the fair value based on projected discounted future cash flows. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value.

See Note 4 for additional information about our goodwill and contractual/territorial rights.

Purchased Intangible Assets.   Purchased intangible assets represent the estimated fair value of acquired intangible assets used in our business. Purchased data files represent the estimated fair value of files acquired primarily through the purchase of independent credit reporting agencies in the U.S. and Canada. We expense the cost of modifying and updating credit files in the period such costs are incurred. We generally amortize purchased data files, which primarily consist of acquired credit files, on a straight-line basis. All of our other purchased intangible assets are also amortized on a straight-line basis. See Note 4 for additional information about our purchased intangible assets.

Useful Life
Asset	(in years)
Purchased Data Files	15
Acquired Software	3 to 10
Non-compete Agreements	2 to 5
Customer Relationships	7 to 8

Other Assets.   Other assets on our Consolidated Balance Sheets primarily represents the cash surrender value of life insurance policies, employee benefit trust assets, a statutorily-required tax deposit and data purchases, net.

Foreign Currency Translation.   The functional currency of each of our foreign subsidiaries is that subsidiary’s local currency. We translate the assets and liabilities of foreign subsidiaries at the year-end rate of exchange and revenue and expenses at the monthly average rates during the year. We record the resulting translation adjustment in other comprehensive income, a component of shareholders’ equity. We also record gains and losses resulting from the translation of intercompany balances of a long-term investment nature in accumulated other comprehensive loss.

Financial Instruments.   Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. As of December 31, 2006 and 2005, the fair value of our fixed-rate debt (determined internally through the use of related public financial information) was $414.2 million and $412.4 million, respectively, compared to its carrying value, net of discount, of $398.8 million and $398.8 million, respectively.

Recent Accounting Pronouncements.   In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s Consolidated Financial Statements. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We adopted FIN 48 on January 1, 2007. For transition purposes, we adopted FIN 48 as a change in accounting principle through a cumulative-effect adjustment to retained earnings. The impact of our reassessment of our tax positions in accordance with the requirements of FIN 48 is expected to be immaterial; however, we are awaiting additional guidance expected to be issued in March 2007.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R” (“SFAS 158”), which is effective for us as of December 31, 2006. SFAS 158 requires us to recognize (1) the overfunded or underfunded status of our defined benefit pension and other postretirement benefit plans as an asset or liability in our Consolidated Balance Sheet, and (2) changes in the funded status in the year in which the changes occur through other comprehensive income, a component of shareholders’ equity. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. This statement also requires us to measure the funded status of our plans as of the date of our year-end Consolidated Balance Sheet, December 31, which is consistent with our current measurement date. SFAS 158 also provides additional disclosure requirements and guidance related to balance sheet classification. This guidance did not impact our Consolidated Statements of Income, nor did it impact our debt covenant compliance upon adoption. If this guidance had been effective as of December 31, 2005, the impact on our Consolidated Balance Sheet at such date would have been a $95.2 million decrease in total assets (including the impact to the long-term deferred tax asset), a $26.1 million increase to total liabilities and a $121.3 million decrease to shareholders’ equity. See Note 9 for information about the impact on our Consolidated Balance Sheet as of December 31, 2006.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) Topic 1N, “Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which expresses the Staff’s views regarding the process of quantifying financial statement misstatements due to the current diversity in practice. SAB 108 will require companies to use two approaches, the rollover and iron curtain methods, when quantifying financial statement misstatements. We were required to adopt SAB 108 for the year ended December 31, 2006. The adoption of SAB 108 did not impact our Consolidated Financial Statements.

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

In September 2006, the FASB ratified the consensus reached by the EITF related to EITF Issue No. 06-05, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-05”), which requires that a policyholder consider additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the life insurance policy. EITF 06-05 provides additional guidance for determining the amount to be realized, including the policy level for which the analysis should be performed, amounts excluded and measurement criteria. For transition purposes, we may adopt EITF 06-05 as a change in accounting principle through either (1) retrospective application to all periods presented or (2) a cumulative-effect adjustment to retained earnings. We were required to adopt EITF 06-05 on January 1, 2007. The impact of adopting EITF 06-05 on our Consolidated Financial Statements on January 1, 2007 was not material.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits an entity to choose to measure many financial instruments and certain other items at fair value. For transition purposes, we are required to adopt SFAS 159 as a change in accounting principle through a cumulative-effect adjustment to retained earnings. We will be required to adopt SFAS 159 on January 1, 2008, although early adoption is permitted. We are currently evaluating the impact of adopting SFAS 159 on our Consolidated Financial Statements.

2.   STOCK-BASED COMPENSATION

On January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” (“SFAS 123R”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires that the cost relating to share-based payment transactions in which an entity exchanges its equity instruments for goods or services from either employees or non-employees be recognized in the financial statements as the goods are received or services are rendered. That cost is measured based on the fair value of the equity or liability instruments issued. We are no longer permitted to follow the intrinsic value accounting method of APB 25, which resulted in no expense being recorded for stock option grants for which the exercise price was equal to the fair value of the underlying stock on the date of grant. Prior to the adoption of SFAS 123R, we recognized compensation expense for nonvested stock over the stated vesting period in accordance with APB 25.

SFAS 123R applies to all of our outstanding unvested, share-based payment awards as of January 1, 2006 and all prospective awards. All of our stock-based awards, which are stock options and nonvested stock, are classified as equity instruments. In accordance with SFAS 123R, we elected to use the modified prospective transition method as opposed to the modified retrospective transition method. Under the modified prospective transition method, financial statements prior to adoption remain unchanged. The following discusses several other elections we made as a result of adopting SFAS 123R:

•       For our pro forma disclosures under SFAS 123, we used the Black-Scholes option pricing model. Upon the adoption of SFAS 123R, we compute the fair value of options granted on or after January 1, 2006 using the binomial model. Additionally, based on the guidance in the SEC’s SAB No. 107, “Share-Based Payment”, we changed our expected volatility assumption used in the binomial model. We reassess all assumptions at each grant date. The fair value of stock options granted prior to the adoption of SFAS 123R, calculated using the Black-Scholes model, remains unchanged.

•       Forfeitures under SFAS 123 were recognized when they occurred. SFAS 123R, however, requires forfeitures be estimated at the grant date. Accordingly, compensation cost is recognized based on the number of awards expected to vest. There may be adjustments in future periods if actual forfeitures differ from our estimates. For nonvested shares granted prior to our adoption of SFAS 123R, we recorded a cumulative catch-up adjustment in January 2006 related to estimated forfeitures. This reduction in expense was not material to our Consolidated Financial Statements. Our forfeiture rate is based upon historical experience, as well as anticipated employee turnover considering certain qualitative factors.

•       Generally, our stock options are subject to graded vesting, while our nonvested shares are subject to cliff vesting. SFAS 123R permits entities to elect between the accelerated recognition method or straight-line recognition method for recognizing compensation cost related to awards subject to graded vesting based on a service condition. Consistent with our prior practice, we continue to apply the accelerated recognition method related to awards subject to graded vesting, which results in more compensation cost early in the vesting period.

Our nonvested stock has accelerated vesting features upon retirement, while our stock options continue to vest over the same vesting schedule even though no additional service is required by the employee after retirement. Upon the adoption of SFAS 123R, we began recognizing compensation cost related to new stock-based awards from the grant date through the date the employee is eligible to receive the award without further service, such as when the employee becomes retirement eligible, which may be shorter than the stated vesting period. For stock-based awards granted prior to the adoption of SFAS 123R, we recognized compensation cost over the stated vesting period and recognized the impact, if any, upon retirement; this recognition policy will continue for any such awards that were unvested at the time of adoption.

Stock-Based Award Plans.

Stock Options.   Our shareholders have approved a stock option plan which provides that qualified and nonqualified stock options may be granted to officers and other employees. In addition, stock options remain outstanding under two shareholder-approved plans and three non-shareholder-approved plans from which no new grants may be made. Authorized stock option grants can only be made from shareholder-approved plans. The plan requires that stock options be granted at exercise prices not less than market value on the date of grant. Generally, stock options are subject to graded vesting for periods of up to three years based on service, with 25% vesting immediately upon grant, and expire ten years from the grant date. The following table summarizes changes in outstanding stock options during the twelve months ended December 31, 2006, as well as stock options that are vested and expected to vest and stock options exercisable at December 31, 2006:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at December 31, 2005	6,453	$22.68
Granted (all at market price)	825	$36.56
Exercised	(1,298)	$20.92
Forfeited and cancelled	(50)	$29.36
Outstanding at December 31, 2006	5,930	$24.95	5.4	$92.8
Vested and expected to vest at December 31, 2006	5,823	$24.81	5.4	$91.9
Exercisable at December 31, 2006	4,798	$23.03	4.8	$84.3

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of Equifax’s common stock on December 31, 2006 and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on December 31, 2006. In future periods, this amount will change depending on fluctuations in Equifax’s stock price. The total intrinsic value of stock options exercised during the twelve months ended December 31, 2006 was $21.4 million.

The following table summarizes changes in outstanding options and the related weighted-average exercise price per share for the twelve months ended December 31, 2005 and 2004:

	December 31,
	2005		2004
	Shares	Average Price	Shares	Average Price
	(Shares in thousands)
Outstanding at the beginning of the year	9,484	$20.76	11,126	$19.65
Granted (all at market price)	745	$30.99	935	$25.70
Forfeited and cancelled	(89)	$25.06	(270)	$20.17
Exercised	(3,687)	$33.78	(2,307)	$17.47
Outstanding at the end of the year	6,453	$22.68	9,484	$20.76
Exercisable at the end of the year	5,309	$21.72	7,891	$20.16

Nonvested Stock.   Our plan also provides for awards of nonvested shares of our common stock that can be granted to executive officers, employees and directors. Nonvested stock awards are generally subject to cliff vesting over a period between three to five years based on service. The following table summarizes changes in our nonvested stock during the twelve months ended December 31, 2006 and the related weighted-average grant date fair value:

		Weighted-Average
		Grant Date
	Shares	Fair Value
	(in thousands)
Nonvested at December 31, 2005	689	$28.74
Granted	271	$36.97
Vested	(133)	$27.94
Forfeited	(16)	$27.90
Nonvested at December 31, 2006	811	$31.64

The total fair value of nonvested stock that vested during the twelve months ended December 31, 2006 was $4.8 million, based on the weighted-average fair value on the vesting date, and $3.7 million, based on the weighted-average fair value on the date of grant.

The following table summarizes information about nonvested stock grants for the twelve months ended December 31, 2005 and 2004:

			Average
Year		Shares	Fair Value
		(in thousands)
2005	Grants	290	$32.28
	Cancellations	(15)	$29.12
2004	Grants	487	$25.86
	Cancellations	(7)	$25.60

We expect to issue new shares of common stock or common shares held by our employee benefits trust upon the exercise of stock options or once nonvested shares vest. We have not changed our policies related to stock-based awards, such as the quantity or type of instruments issued, as a result of adopting SFAS 123R, nor have we changed the terms of our stock-based awards. At December 31, 2006, there were 2.2 million shares available for future stock option grants and nonvested stock awards.

Measurement of Fair Value.

Stock Options.   We use the binomial model to calculate the fair value of stock options granted on or after January 1, 2006. The binomial model incorporates assumptions regarding anticipated employee exercise behavior, expected stock price volatility, dividend yield and risk-free interest rate. Anticipated employee exercise behavior and expected post-vesting cancellations over the contractual term used in the binomial model were primarily based on historical exercise patterns. These historical exercise patterns indicated there was not significantly different exercise behavior between employee groups. For our expected stock price volatility assumption, we weighted historical volatility and implied volatility. We used daily observations for historical volatility, while our implied volatility assumption was based on actively traded options related to our common stock. The expected term is derived from the binomial model, based on assumptions incorporated into the binomial model as described above.

The fair value for stock options granted during the twelve months ended December 31, 2006, 2005 and 2004, was estimated at the date of grant, using the binomial model (2006) and the Black-Scholes model (2005 and 2004), respectively, with the following weighted-average assumptions:

	Twelve Months Ended December 31,
	2006	2005	2004
Dividend yield	0.5%	0.5%	0.5%
Expected volatility	24.0%	33.0%	36.3%
Risk-free interest rate	4.8%	3.8%	3.6%
Expected term (in years)	4.4	4.5	4.5
Weighted-average fair value of stock options granted	$8.33	$9.81	$8.75

Nonvested Stock.   The fair value of nonvested stock is based on the fair market value of our common stock on the date of grant. However, since our nonvested stock does not pay dividends during the vesting period, the fair value on the date of grant is reduced by the present value of the expected dividends over the requisite service period (discounted using the appropriate risk-free interest rate upon the adoption of SFAS 123R).

Financial Statement Impact.   Total stock-based compensation expense was $17.4 million, $8.2 million and $2.4 million, for the twelve months ended December 31, 2006, 2005 and 2004, respectively, of which $16.1 million, $8.2 million and $2.4 million, respectively, was included in selling, general and administrative expenses in our Consolidated Statements of Income. The income tax benefit related to stock-based compensation expense was $6.0 million, $3.0 million and $0.9 million for the twelve months ended December 31, 2006, 2005 and 2004, respectively.

For the twelve months ended December 31, 2006, the incremental negative impact of adopting SFAS 123R was $7.6 million, pretax, and $5.2 million, net of tax, with a $0.04 impact on basic and diluted EPS. The incremental impact of SFAS 123R during the twelve months ended December 31, 2006 represents (1) the stock option expense related to stock options unvested at the time of adoption and those granted during the twelve months ended December 31, 2006, (2) the accelerated expense recognition for nonvested shares that were granted during the twelve months ended December 31, 2006 to employees who are retirement eligible prior to the expiration of the stated vesting period, and (3) the impact of estimating forfeitures related to nonvested shares.

At December 31, 2006, our total unrecognized compensation cost related to nonvested stock and stock options was $12.2 million with a weighted-average recognition period of 2.0 years and $3.1 million with a weighted-average recognition period of 0.9 years, respectively.

SFAS 123R requires that benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior accounting standards. This requirement reduced operating cash flows and increased financing cash flows by $5.0 million during the twelve months ended December 31, 2006.

Prior to January 1, 2006, we accounted for stock-based compensation under APB 25 and related interpretations, as permitted by SFAS 123 and SFAS No. 148, “Accounting for Stock-Based Compensation—Transitional Disclosure.” Accordingly, by our use of the intrinsic value method to account for stock-based employee compensation, we did not recognize compensation cost in connection with our stock option plans during the twelve months ended December 31, 2005 and 2004. If we had elected to recognize compensation cost for our stock option plans during the twelve months ended December 31, 2005 and 2004 based on the grant date fair value as prescribed by SFAS 123, net income and EPS would have been reduced to the pro forma amounts indicated in the table below:

	Twelve Months Ended December 31,
	2005	2004
	(In millions, except per share amounts)
Net income, as reported	$246.5	$234.7
Add: Total stock-based employee compensation expense, net of related tax effect, included in reported net income	5.2	1.5
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(7.2)	(6.4)
Pro forma net income	$244.5	$229.8
Earnings per share:
Basic—as reported	$1.90	$1.79
Basic—pro forma	$1.88	$1.75
Diluted—as reported	$1.86	$1.76
Diluted—pro forma	$1.85	$1.72

3.   ACQUISITIONS

2006 Acquisition.   On October 6, 2006, we acquired Austin Consolidated Holdings, Inc., known as Austin-Tetra, for $34.4 million in cash. Austin-Tetra is a provider of business-to-business data management and enhancement services to the commercial market. They provide companies and government agencies with information to help them better understand existing customers, target new customers, and effectively manage their vendors. This acquisition is part of our long-term growth strategy, complementing our commercial information business. We financed this acquisition through borrowings under our long-term revolving credit facility. The results of operations for this acquisition have been included in the accompanying Consolidated Statement of Income from the date of acquisition. This acquisition was included in our North America Information Services operating segment.

2005 Acquisitions.   To broaden and further strengthen our enabling technologies capabilities in our North America Information Services business, we acquired APPRO Systems, Inc. (“APPRO”) on March 15, 2005. APPRO provides automated credit risk management and financial technologies for consumer, commercial and retail banking lending operations. We paid a total of $91.5 million in cash to the stockholders and option holders of APPRO. The net cash impact to us of the acquisition was $74.9 million after disposition of certain assets. We financed this acquisition through available cash and $72.0 million in borrowings under our existing trade receivables-backed revolving credit facility.

To enhance our Marketing Services business and add to our enabling technology capabilities, on August 29, 2005, we acquired BeNow, Inc. (“BeNow”), a provider of leading-edge solutions to multichannel marketers. BeNow combines database management and analytics to support customer marketing campaigns and optimize market opportunities in particular industries. We paid a total of $17.5 million in cash to the stockholders of BeNow. The net cash impact to us of the acquisition was $16.7 million. We financed this acquisition through available cash and $5.9 million in short-term borrowings.

Also during 2005, in order to continue to grow our credit data business, we acquired the credit files, contractual rights to territories (generally states or integration areas) and customer relationships and related businesses of two independent credit reporting agencies in the U.S. (also referred to as “Affiliates”) and one in Canada that house their consumer information on our system.

The acquisitions in 2005 had a total cash purchase price of $129.1 million. The purchase of one U.S. Affiliate was paid for primarily with the issuance of 0.4 million shares of Equifax treasury stock. The value of the shares was $14.7 million on the date of issuance and the number of shares issued was based on the terms of the acquisition agreement. The results of operations for these acquisitions have been included in the accompanying Consolidated Statements of Income from the date of acquisition.

2004 Acquisitions.   During 2004, in order to continue to grow our credit data business, we acquired two Affiliates located in the U.S. and one Affiliate located in Canada that house their consumer information on our system. We acquired these businesses for a total of $17.4 million in cash. The results of operations for these acquisitions have been included in the accompanying Consolidated Statements of Income from the date of acquisition.

Purchase Price Allocation.   The following table summarizes the estimated fair value of the net assets acquired and the liabilities assumed at the acquisition dates. These allocations are considered final, except for those related to Austin-Tetra, which are preliminary estimates that will be finalized upon the determination of certain operating taxes.

	2006	2005
	(In millions)
Current assets	$2.0	$27.7
Property and equipment	0.3	4.8
Other assets	—	2.9
Purchased data files(1)	—	15.1
Acquired software(1)	0.5	29.0
Customer relationships(1)	7.0	13.0
Other purchased intangible assets	1.6	2.3
Contractual/territorial rights(1)	—	17.2
Goodwill(2)	28.2	66.3
Total assets acquired	39.6	178.3
Total liabilities assumed	(5.2)	(34.5)
Net assets acquired	$34.4	$143.8

(1)                The useful lives for these purchased intangible assets are consistent with those discussed in Note 1.

(2)                All of the goodwill in 2006, and substantially all of it in 2005, resulting from acquisitions is not tax deductible.

The primary reasons the purchase price of certain of these acquisitions exceeded the fair value of the net assets acquired, which resulted in the recognition of goodwill, were expanded growth opportunities from new or enhanced product offerings, cost savings from the elimination of duplicative activities, and the acquisition of intellectual property and workforce that are not recognized as assets apart from goodwill.

Pro Forma Financial Information.   The following unaudited pro forma information represents consolidated results of operations as if the 2005 acquisitions discussed above had occurred at the beginning of the earliest year presented. The pro forma amounts may not necessarily be indicative of the operating revenues and results of operations had the acquisitions actually taken place at the beginning of the earliest year presented. Furthermore, the pro forma information may not be indicative of future performance.

	Twelve Months Ended December 31,
	2005		2004
	As Reported	Pro Forma	As Reported	Pro Forma
	(In millions, except per share data)
Operating revenues	$1,443.4	$1,460.2	$1,272.8	$1,308.2
Income from continuing operations	$246.5	$248.1	$237.3	$241.4
Net income	$246.5	$248.1	$234.7	$238.8
Income from continuing operations per share (basic)	$1.90	$1.91	$1.81	$1.84
Income from continuing operations per share (diluted)	$1.86	$1.88	$1.78	$1.81
Net income per share (basic)	$1.90	$1.91	$1.79	$1.82
Net income per share (diluted)	$1.86	$1.88	$1.76	$1.79

The impact of the 2006 and 2004 acquisitions would not have significantly changed our Consolidated Statements of Income if they had occurred at the beginning of the earliest year presented.

4.   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill.   Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As discussed in Note 1, in accordance with SFAS 142, goodwill is tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment tests as of September 30th. Our annual impairment tests as of September 30, 2006, 2005 and 2004 resulted in no impairment of goodwill.

Goodwill allocated to our reportable segments at December 31, 2004 and changes in the carrying amount of goodwill during the twelve months ended December 31, 2006 and 2005, are as follows:

	North American	European	Latin American
	Operations	Operations	Operations	Corporate	Total
	(In millions)
Balance, December 31, 2004	$453.0	$117.6	$134.2	$5.9	$710.7
Acquisitions	66.3	—	—	—	66.3
Adjustments to initial purchase price allocation	3.2	—	5.5	—	8.7
Foreign currency translation	1.6	(12.2)	16.1	—	5.5
Balance, December 31, 2005	524.1	105.4	155.8	5.9	791.2
Acquisitions	28.2	—	—	—	28.2
Adjustments to initial purchase price allocation	(0.2)	—	—	—	(0.2)
Foreign currency translation	—	14.3	8.5	—	22.8
Balance, December 31, 2006	$552.1	$119.7	$164.3	$5.9	$842.0

Indefinite-Lived Intangible Assets.   Indefinite-lived intangible assets consist of contractual/territorial rights representing the estimated fair value of rights to operate in certain territories acquired through the purchase of independent credit reporting agencies in the U.S. and Canada. Our contractual/territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. As discussed in Note 1, in accordance with SFAS 142, we are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30th. Our annual impairment test as of September 30, 2006, 2005 and 2004 resulted in no impairment of our indefinite-lived intangible assets.

Contractual/territorial rights at December 31, 2004 and changes in the carrying amounts during the twelve months ended December 31, 2006 and 2005 are as follows:

Amount
(In millions)
Balance, December 31, 2004	$77.8
Acquisitions	17.2
Balance, December 31, 2005	95.0
Foreign currency translation	0.2
Balance, December 31, 2006	$95.2

Purchased Intangible Assets.   Purchased intangible assets, net recorded on our Consolidated Balance Sheets at December 31, 2006 and 2005, are as follows:

	December 31, 2006			December 31, 2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(In millions)
Definite-lived intangible assets:
Purchased data files	$390.8	$(191.3)	$199.5	$398.9	$(176.2)	$222.7
Acquired software	39.1	(15.7)	23.4	38.7	(12.0)	26.7
Customer relationships	18.5	(1.9)	16.6	11.4	(0.7)	10.7
Non-compete agreements	5.9	(4.6)	1.3	11.9	(9.2)	2.7
Other definite-lived intangible assets	2.0	(0.6)	1.4	0.8	(0.2)	0.6
Total definite-lived intangible assets	$456.3	$(214.1)	$242.2	$461.7	$(198.3)	$263.4

Amortization expense related to purchased intangible assets was $31.4 million, $31.7 million and $36.2 million during the twelve months ended December 31, 2006, 2005 and 2004, respectively. See Note 1 for information about the useful lives and amortization methods related to purchased intangible assets.

Estimated future amortization expense related to definite-lived purchased intangible assets at December 31, 2006 is as follows:

Years ending December 31,	Amount
(In millions)
2007	$30.7
2008	29.6
2009	28.9
2010	28.5
2011	28.0
Thereafter	96.5
$242.2

5.   DEBT

Debt outstanding at December 31, 2006 and 2005 was as follows:

	December 31,
	2006	2005
	(In millions)
Notes, 4.95%, due November 2007	$250.0	$250.0
Debentures, 6.9%, due July 2028	150.0	150.0
Trade receivables-backed revolving credit facility, weighted-average rate of 5.4% and 3.9% in 2006 and 2005, respectively	80.0	88.0
Long-term revolving credit facilities, weighted-average rate of 5.3% and 4.1% in 2006 and 2005, respectively	25.0	65.0
Other	0.1	4.4
Total debt	505.1	557.4
Less short-term debt and current maturities	(330.0)	(92.3)
Less unamortized discounts	(1.2)	(1.3)
Total long-term debt, net of discount	$173.9	$463.8

Scheduled future maturities of debt at December 31, 2006, are as follows:

Years ending December 31,	Amount
(In millions)
2007	$330.0
2008	—
2009	—
2010	—
2011	25.0
Thereafter	150.1
Total debt	$505.1

Long-Term Revolving Credit Facilities.   On July 24, 2006, we amended and restated our existing five-year, $500.0 million senior unsecured revolving credit facility with SunTrust Bank as Joint Lead and Administrative Agent, Banc of America Securities, LLC as Joint Lead and Syndication Agent, and a number of other financial institutions. SunTrust Bank and Bank of America, N.A., of which Banc of America Securities, LLC is a subsidiary, are both considered related parties in accordance with SFAS No. 57, “Related Party Disclosures,” since members of our Board of Directors have affiliations with these companies. Under the Amended and Restated Credit Agreement (the “Amended Credit Agreement”), SunTrust Bank and Banc of America Securities, LLC have each committed $75.0 million. We believe that the terms of this transaction are at current market rates and would not have been any different had they been negotiated with an independent third-party. See Note 13 for additional information about these related parties.

Under the Amended Credit Agreement, among other provisions, the term was extended from August 20, 2009 to July 24, 2011, the applicable margin for borrowings and the annual facility fee were lowered, the maximum leverage ratio (as defined in the Amended Credit Agreement) was increased from 3.0 to 1 to 3.5 to 1, and a minimum interest coverage ratio was deleted. The Amended Credit Agreement may be used for working capital and other general corporate purposes, including acquisitions.

The Amended Credit Agreement also includes an “accordion” feature that will allow us to request an increase of up to $500.0 million in the maximum borrowing commitment, which cannot exceed $1.0 billion. Each member of the lending group may elect to participate or not participate in any request we make to increase the maximum borrowing commitment. In addition, any increase in the borrowing commitment pursuant to this accordion feature is subject to certain terms and conditions, including the absence of an event of default. The increased borrowing commitment may be used for general corporate purposes. We are permitted and intend to request an increase in the borrowing limit under the accordion feature of this credit facility effective upon the completion of our acquisition of TALX Corporation. See Note 15 for additional information about this acquisition.

Under our Amended Credit Agreement, we must comply with various financial and non-financial covenants. The financial covenants require us to maintain a maximum leverage ratio, defined as consolidated funded debt divided by consolidated EBITDA (as set forth in the Amended Credit Agreement) for the preceding four quarters, of not more than 3.5 to 1.0. Compliance with this financial covenant is tested quarterly. The non-financial covenants include limitations on liens, cross defaults, subsidiary debt, mergers, liquidations, asset dispositions and acquisitions. As of December 31, 2006, we were in compliance with our covenants under the Amended Credit Agreement.

Our borrowings under this facility, which have not been guaranteed by any of our subsidiaries, are unsecured and will rank on parity in right of payment with all of our other unsecured and unsubordinated indebtedness from time to time outstanding. This facility restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if the total amount of such payments in any fiscal year would exceed 20 percent of our consolidated total assets, measured as of the end of the preceding fiscal year.

At December 31, 2006, interest was payable on borrowings under the existing credit facility at the base rate or London Interbank Offered Rate (“LIBOR”) plus a specified margin or competitive bid option as selected by us from time to time. The annual facility fee, which we pay regardless of borrowings, and interest rate are subject to adjustment based on our debt ratings. As of December 31, 2006, $475.0 million was available for borrowings and there were outstanding borrowings of $25.0 million under this facility, which is included in long-term debt on our Consolidated Balance Sheet.

While the underlying final maturity date of this facility is July 2011, it is structured to provide borrowings under short-term loans. Since these borrowings have a contractual maturity of thirty days, the borrowings and repayments are presented on a net basis within the financing activities portion of our Consolidated Statements of Cash Flows as net (repayments) borrowings under long-term revolving credit facilities.

Trade Receivables-Backed Revolving Credit Facility.   We are party to a trade receivables-backed, revolving credit facility under which a wholly-owned subsidiary of Equifax may borrow up to $125.0 million, subject to borrowing base availability and other terms and conditions, for general corporate purposes. The amended credit facility is scheduled to expire on November 29, 2007, with the option to extend the term for an additional period of up to one year if specified conditions are satisfied. Borrowings bear interest at commercial paper rates, LIBOR or Base Rate plus a specified margin. We pay a commitment fee based on an annual rate of 15.0 basis points on any unused portion of this facility.

Outstanding debt under the facility is consolidated on our Balance Sheets for financial reporting purposes. Based on the calculation of the borrowing base applicable at December 31, 2006, $19.4 million was available for borrowing and $80.0 million was outstanding under this facility, which is included in short-term debt and current maturities on our Consolidated Balance Sheet.

At December 31, 2006 and 2005, $137.1 million and $126.2 million of net accounts receivable, respectively, had been transferred to our wholly-owned subsidiary and are included in accounts receivable in our Consolidated Balance Sheets.

Canadian Credit Facility.   We are a party to a credit agreement with a Canadian financial institution that provides for a C$25.0 million (denominated in Canadian dollars), 364-day revolving credit agreement which was scheduled to expire on September 30, 2006. During the third quarter of 2006, however, we renewed this facility through September 30, 2007. We pay a commitment fee based on an annual rate of 10.0 basis points on any unused portion of this facility. During the twelve months ended December 31, 2006 and 2005, there was no activity under this facility. At December 31, 2006 and 2005, there were no outstanding borrowings under this facility.

Cash paid for interest, net of capitalized interest, was $30.4 million, $38.3 million and $34.9 million during the twelve months ended December 31, 2006, 2005 and 2004, respectively.

6.   COMMITMENTS AND CONTINGENCIES

Leases.   Our operating leases principally involve office space and office equipment. Other than leasing arrangements, we do not engage in off-balance sheet financing activities. Under the terms of the $29.0 million operating lease for our headquarters building in Atlanta, Georgia, which commenced in 1998 and expires in 2010, we have guaranteed a portion of the residual value of the building at the end of the lease. Total lease payments for the remaining term total $6.0 million. Under this synthetic lease arrangement, we have also guaranteed the residual value of the leased property to the lessor. In the event that the property were to be sold by the lessor at the end of the lease term, we would be responsible for any shortfall of the sales proceeds, up to a maximum amount of $23.2 million, which equals 80% of the value of the property at the beginning of the lease term. The liability for this estimated shortfall, which was $1.4 million and $4.0 million at December 31, 2006 and 2005, respectively, is recorded in other long-term liabilities on our Consolidated Balance Sheets.

Rental expense for operating leases, which is recognized on a straight-line basis over the lease term, was $26.1 million, $24.6 million and $22.3 million for the twelve months ended December 31, 2006, 2005 and 2004, respectively. Our headquarters building operating lease has ground purchase options exercisable beginning in 2019, ground renewal options exercisable in 2048 and escalation clauses beginning in 2009. Our technology center lease in Alpharetta, Georgia expires in 2012 and includes renewal options through 2039. Expected future minimum payment obligations for non-cancelable operating leases exceeding one year are as follows as of December 31, 2006:

Years ending December 31,	Amount
(In millions)
2007	$18.3
2008	14.4
2009	12.2
2010	9.6
2011	7.5
Thereafter	46.2
$108.2

We expect to receive $17.0 million under noncancelable sublease agreements, $7.5 million of which represents operating expenses the sublessor is contractually obligated to pay us over the remaining lease term. The expected sublease income is not reflected as a reduction in the total minimum rental obligations under operating leases in the table above.

Data Processing, Outsourcing Services and Other Agreements.   We have separate agreements with International Business Machines Corporation (“IBM”), R.L Polk and Company, Acxiom and others to outsource portions of our computer data processing operations and related functions and to provide certain other administrative and operational services. The agreements expire between 2007 and 2013. The estimated aggregate minimal contractual obligation remaining under these agreements is approximately $330 million as of December 31, 2006, with no future year expected to exceed approximately $75 million. Annual payment obligations in regard to these agreements vary due to factors such as the volume of data processed; changes in our servicing needs as a result of new product offerings, acquisitions or divestitures; the introduction of significant new technologies; foreign currency; or the general rate of inflation. Our data processing outsourcing agreement with IBM was renegotiated in 2003 for a ten-year term. Under this agreement (which covers our operations in North America, Europe, Brazil and Chile), we have outsourced our mainframe and midrange operations, help desk service and desktop support functions, and the operation of our voice and data networks. The scope of such services varies by location. During the twelve months ended December 31, 2006, 2005 and 2004, we paid $112.1 million, $120.8 million and $110.5 million, respectively, for these services. The estimated future minimum contractual obligation at December 31, 2006 under this agreement is $290.7 million, with no year expected to exceed approximately $45 million. In certain circumstances (e.g., a change in control or for our convenience), we may terminate these data processing and outsourcing agreements, and, in doing so, certain of these agreements require us to pay a significant penalty. Additionally, we may terminate these agreements without penalty in the event that IBM is in material breach of the terms of the agreement.

Agreement with Computer Sciences Corporation.   We have an agreement with Computer Sciences Corporation (“CSC”) and certain of its affiliates, collectively CSC, under which CSC-owned credit reporting agencies utilize our computerized credit database services. CSC retains ownership of its credit files and the revenues generated by its credit reporting activities. We receive a processing fee for maintaining the database and for each report supplied. The agreement will expire on July 31, 2008 and is renewable at the option of CSC for successive ten-year periods. The agreement provides us with an option to purchase CSC’s credit reporting business if it does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. Under the agreement CSC also has an option, exercisable at any time, to sell its credit reporting business to us. The option expires in 2013. The option exercise price will be determined by a third-party appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if the option were exercised at December 31, 2006, the price range would approximate $650 million to $725 million. This estimate is based solely on our internal analysis of the value of the businesses, current market conditions and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than the estimated amount.

Change in Control Agreements.   We have entered into change in control severance agreements with certain key executives. The agreements provide for, among other things, certain payments and benefits in the event of a qualifying termination of employment (i.e., termination of employment by the executive for “good reason” or termination of employment by the Company without “cause,” each as defined in the agreements) within six months prior to or three years following a change in control of the Company. In the event of a qualifying termination, the executive will become entitled to continuation of group health, dental, vision, life, disability, 401(k) and similar benefits for three years, as well as a lump sum severance payment, all of which differs by executive.

The change in control agreements have a five-year term and automatically renew for another five years unless we elect not to renew the agreements. Change in control events potentially triggering benefits under the agreements would occur, subject to certain exceptions, if (1) any person acquires 20% or more of our voting stock; (2) upon a merger or other business combination, our shareholders receive less than two-thirds of the common stock and combined voting power of the new company; (3) we sell or otherwise dispose of all or substantially all of our assets; or (4) we liquidate or dissolve.

If these change in control agreements had been triggered as of December 31, 2006, payments of approximately $30.4 million would have been made (excluding tax gross-up amounts of $9.8 million). Under the Company’s existing director and employee stock benefit plans, a change in control generally would result in the immediate vesting of all outstanding stock options and satisfaction of the restrictions on any outstanding nonvested stock awards.

Guarantees and Indemnifications.   We account for guarantees in accordance with FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which required the prospective recognition and measurement of certain guarantees and indemnifications upon adoption. Accordingly, any contractual guarantees or indemnifications we have issued or modified subsequent to December 31, 2002 are subject to evaluation. If required, a liability for the fair value of the obligation undertaken will be recognized.

Guarantees.   We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit is not material at December 31, 2006, and all have a maturity of one year or less. Guarantees are issued from time to time to support the needs of our operating units. In connection with the sale of our risk management collections business to RMA Holdings, LLC (“RMA”) in October 2000, we guaranteed the operating lease payments of a partnership affiliated with RMA to a lender of the partnership pursuant to a term loan. The operating lease, which expires December 31, 2011, has a remaining balance of $6.6 million, based on the undiscounted value of remaining lease payments, including real estate taxes, at December 31, 2006.

On September 12, 2005, RMA sold substantially all of its assets to NCO Group, Inc. (“NCO”). In conjunction with this sale, NCO agreed to assume the operating lease obligations discussed above, which we will continue to guarantee. We believe that the likelihood of demand for payment by us is minimal and expect no material losses to occur related to this guarantee. Accordingly, we do not have a liability on our Consolidated Balance Sheets at December 31, 2006 or 2005 related to this guarantee.

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

We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We have no accrual related to indemnifications on our Consolidated Balance Sheets at December 31, 2006 and 2005.

Subsidiary Dividend and Fund Transfer Limitations.   The ability of some of our subsidiaries and associated companies to transfer funds to us is limited, in some cases, by certain restrictions imposed by foreign governments, which do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.

Contingencies.   We are involved in legal proceedings, claims and litigation arising in the ordinary course of business. We periodically assess our exposure related to these matters based on the information which is available. In accordance with SFAS No. 5, “Accounting for Contingencies,” we have recorded accruals in our Consolidated Financial Statements for those matters in which it is probable that we have incurred a loss and the amount of the loss, or range of loss, can be reasonably estimated. During the second quarter of 2006, we recorded a $14.0 million loss contingency ($8.7 million, net of tax) related to certain legal matters in our Personal Solutions operating segment. Of this $14.0 million, pretax, loss, $11.5 million was recognized in selling, general and administrative expenses and $2.5 million was recognized in cost of services on our Consolidated Statement of Income. During the third quarter of 2006, there were favorable court rulings that reduced our exposure related to these litigation matters, resulting in a reversal of a portion of the loss contingency. During the third quarter of 2006, we reversed $9.0 million, pretax, ($5.6 million, net of tax) of the loss contingency, of which $7.5 million was reversed to selling, general and administrative expenses and $1.5 million was reversed to cost of services on our Consolidated Statement of Income. The loss contingency accrual related to these litigation matters totaled $5.0 million as of December 31, 2006, and is included in other current liabilities on our Consolidated Balance Sheet. In February 2007, we entered into a tentative settlement related to these litigation matters. The amount of our tentative settlement is consistent with our accrual at December 31, 2006.

During the third quarter of 2006, we also recorded a $4.0 million, pretax, loss contingency ($2.5 million, net of tax) associated with certain litigation matters within our North America Information Services segment on our Consolidated Balance Sheet. Of this $4.0 million, pretax, loss, $3.5 million was recognized in selling, general and administrative expenses and $0.5 million was recognized in cost of services on our Consolidated Statement of Income. The loss contingency accrual related to these litigation matters totaled $4.0 million as of December 31, 2006, and is included in other current liabilities on our Consolidated Balance Sheet.

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

In June 2006, we consummated a $15.2 million cash settlement with certain former shareholder sellers of Naviant, Inc. In 2004, we served a demand for arbitration, alleging, among other things, that the sellers had breached various representations and warranties concerning information furnished to us in connection with our acquisition of Naviant in 2002. As a result of this settlement, we recognized a $14.1 million non-taxable gain in other income, net on our Consolidated Statement of Income for the twelve months ended December 31, 2006. Additionally, the $15.2 million cash settlement was recorded in cash provided by operating activities on our Consolidated Statement of Cash Flows for the twelve months ended December 31, 2006.

Tax Matters.   In 2003, the Canada Revenue Agency (“CRA”) issued Notices of Reassessment, asserting that Acrofax, Inc., a wholly-owned Canadian subsidiary of Equifax, is liable for additional tax for the 1995 through 2000 tax years, related to certain intercompany capital contributions and loans. The additional tax sought by the CRA for these periods ranges, based on alternative theories, from $7.4 million ($8.5 million in Canadian dollars) to $16.4 million ($19.0 million in Canadian dollars) plus interest and penalties. Acrofax has filed Notices of Objection in response to the Notices of Reassessment. On September 2, 2003, we made a statutorily-required deposit of $6.8 million in Canadian dollars ($5.9 million and $5.7 million at December 31, 2006 and 2005, respectively, in U.S. dollars) against the CRA’s primary assessment theory, which is included in Other assets in our Consolidated Balance Sheets at December 31, 2006 and 2005. We intend to vigorously contest these reassessments and do not believe we have violated any statutory provision or rule. If the final outcome of this matter was unfavorable to us, an additional claim may be filed by the local province; the likelihood and potential amount of such claim is unknown at this time. We cannot predict when this tax matter will be resolved.

7.   INCOME TAXES

We record deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities. See Note 1 for additional information about our income tax policy.

The provision for income taxes from continuing operations consisted of the following:

	Twelve Months Ended December 31,
	2006	2005	2004
	(In millions)
Current:
Federal	$93.7	$89.8	$74.7
State	6.0	10.2	12.9
Foreign	44.3	32.8	24.7
	144.0	132.8	112.3
Deferred:
Federal	(0.8)	13.9	30.9
State	(4.5)	(3.0)	2.7
Foreign	2.7	0.5	2.0
	(2.6)	11.4	35.6
Provision for income taxes	$141.4	$144.2	$147.9

Domestic and foreign income from continuing operations before income taxes was as follows:

	Twelve Months Ended December 31,
	2006	2005	2004
	(In millions)
U.S.	$298.0	$286.3	$302.8
Foreign	117.9	104.4	82.4
	$415.9	$390.7	$385.2

The provision for income taxes from continuing operations was reconciled with the federal statutory rate, as follows:

	Twelve Months Ended December 31,
	2006	2005	2004
	(Dollars in millions)
Federal statutory rate	35.0%	35.0%	35.0%
Provision computed at federal statutory rate	$145.6	$136.8	$134.8
State and local taxes, net of federal tax benefit	0.6	4.6	10.3
Foreign	6.9	1.2	2.0
Valuation allowance	(0.7)	0.4	(13.0)
Tax reserves *	(7.0)	(1.8)	12.9
Other **	(4.0)	3.0	0.9
Provision for income taxes	$141.4	$144.2	$147.9
Effective income tax rate	34.0%	36.9%	38.4%

*                     During the third quarter of 2006, the applicable statute of limitations related to uncertain tax positions expired, resulting in the reversal of the related income tax reserve. The reversal of the reserves resulted in a $9.5 million income tax benefit. This is reflected in tax reserves on the effective tax reconciliation and reduced our 2006 effective tax rate by 2.3%.

**               During the second quarter of 2006, we recognized a non-taxable gain of $14.1 million related to the litigation settlement with Naviant, Inc. The non-taxable gain reduced our 2006 effective rate by 1.3%.See Note 6 for additional information about this matter.

Components of the deferred income tax assets and liabilities at December 31, 2006 and 2005 were as follows:

	December 31,
	2006	2005
	(In millions)
Deferred income tax assets:
Employee pension benefits	$68.3	$10.0
Net operating and capital loss carryforwards	35.0	32.5
Unrealized foreign exchange loss	26.9	36.7
Foreign tax credits	21.4	21.8
Employee compensation programs	18.8	18.9
Reserves and accrued expenses	14.5	7.0
Deferred revenue	7.4	2.1
Other	0.3	0.6
Gross deferred income tax assets	192.6	129.6
Valuation allowance	(74.8)	(81.2)
Total deferred income tax assets, net	117.8	48.4
Deferred income tax liabilities:
Goodwill and intangible assets	(99.4)	(86.3)
Pension expense	(75.8)	(72.4)
Undistributed earnings of foreign subsidiaries	(4.4)	(6.9)
Depreciation	(1.4)	(1.2)
Other	(3.4)	(6.0)
Total deferred income tax liability	(184.4)	(172.8)
Net deferred income tax liability	$(66.6)	$(124.4)

Our deferred income tax assets and liabilities at December 31, 2006 and 2005, are included in the accompanying Consolidated Balance Sheets as follows:

	December 31,
	2006	2005
	(In millions)
Current deferred income tax assets	$4.2	$1.7
Long-term deferred income tax liabilities	(70.8)	(126.1)
Net deferred income tax liability	$(66.6)	$(124.4)

We record deferred income taxes on the temporary differences of our foreign subsidiaries and branches, except for the temporary differences related to undistributed earnings of subsidiaries which we consider indefinitely invested. We have indefinitely invested $91.3 million attributable to pre-2004 undistributed earnings of our Canadian and Chilean subsidiaries. If the pre-2004 earnings were not considered indefinitely invested, $6.9 million of deferred U.S. income taxes would have been provided. Such taxes, if ultimately paid, may be recoverable as U.S. foreign tax credits.

As of December 31, 2006, we had a deferred tax asset of $26.9 million related to accumulated foreign currency translation losses for foreign locations, excluding adjustments for pre-2004 Canadian and Chilean earnings. A full valuation allowance, included in accumulated other comprehensive loss, has been provided due to uncertainty of future realization of this deferred tax asset.

At December 31, 2006, we had U.S. federal and state net operating loss carryforwards of $244.7 million which will expire at various times between 2012 and 2026. We also had foreign net operating loss carryforwards totaling $69.3 million of which $67.2 million will expire between 2008 and 2020 and the remaining $2.1 million will carryforward indefinitely. U.S. federal and state capital loss carryforwards total $2.5 million at December 31, 2006, all of which will expire in 2010. Foreign capital loss carryforwards of $25.1 million may be carried forward indefinitely. Additionally, we had foreign tax credit carryforwards of $21.4 million, of which $16.1 million will begin to expire between 2010 and 2015 and the remaining $5.3 million will be available to be utilized upon repatriation of foreign earnings. Tax-effected state net operating loss, capital loss, foreign tax credit carryforwards and other foreign deferred tax assets of $47.9 million have been fully reserved in the deferred tax asset valuation allowance.

Cash paid for income taxes, net of amounts refunded, was $144.9 million, $108.6 million and $102.2 million during the twelve months ended December 31, 2006, 2005 and 2004, respectively.

8.   SHAREHOLDERS’ EQUITY

Employee Benefit Trusts.   We maintain three employee benefits trusts for the purpose of satisfying obligations under certain benefit plans. These trusts held 3.9 million and 4.3 million shares of Equifax stock with a value, at cost, of $59.5 million and $62.9 million at December 31, 2006 and 2005, respectively, as well as cash, which was not material for both periods presented. The three employee benefits trusts are as follows:

•       The Employee Stock Benefits Trust, which constitutes a funding vehicle for a variety of employee benefit programs. Each year, this trust releases a certain number of shares which are distributed to employees in the course of share option exercises or nonvested share distributions upon vesting. The cash in this trust can also be used to satisfy our obligations under other benefit plans.

•       The Executive Life and Supplemental Retirement Benefit Plan Grantor Trust is used to ensure that the insurance premiums due under the Executive Life and Supplemental Retirement Benefit Plan are paid in case we fail to make scheduled payments following a change in control, as defined in this trust agreement.

•       The Supplemental Executive Retirement Plans Grantor Trust’s assets are dedicated to ensure the payment of benefits accrued under our Supplemental Executive Retirement Plans in case of a change in control, as defined in this trust agreement.

The assets in these plans are subject to creditors claims in case of insolvency of Equifax Inc.

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

9.   BENEFIT PLANS

We have defined benefit pension plans and defined contribution plans. Substantially all U.S., Canadian and U.K. employees participate in one or more of these plans. We also maintain certain healthcare and life insurance benefit plans for eligible retired employees. The measurement date for our defined benefit pension plans and other postretirement benefit plans is December 31st of each year.

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

On January 1, 2005, we separated the USRIP into two defined benefit plans subject to the Employee Retirement Income Security Act (“ERISA”). The new plan, the Equifax Inc. Pension Plan (“EIPP”), was funded in January 2005 with the transfer of $17.0 million of assets from the USRIP and a company contribution of $20.0 million. In November 2005, an additional $30.1 million of plan assets were transferred from the USRIP to the EIPP. At the time of separation, the EIPP covered all active employee participants of Equifax, and the USRIP covered all inactive retired and vested participants as of that date. Inactive participants constituted approximately 85% of total participants prior to the separation. The benefits of participants in both plans were unaffected by the separation. The two groups of participants—active and inactive—had projected patterns of actuarial liabilities which were markedly different, due to the demographic differences between the two populations. The two plans will have separate assumed rates of return and separate asset allocation strategies, which will allow us to more effectively fund our pension liabilities. Additionally, the assets of one plan will not be available to fund the liabilities of the other plan. The CRIP was not impacted by the separation of the USRIP.

In 2006, we made a discretionary contribution of $20.0 million to the EIPP and $2.0 million to fund our other postretirement benefit plans. At December 31, 2006, the USRIP and the EIPP met or exceeded ERISA’s minimum funding requirements. We do not expect to have to make any minimum funding contributions under ERISA for 2007 with respect to the USRIP or the EIPP, based on applicable law as currently in effect. In January 2007, however, we made a discretionary contribution of $12.0 million to the EIPP.

The annual report produced by our consulting actuaries specifies the funding requirements for our plans, based on projected benefits for plan participants, historical investment results on plan assets, current discount rates for liabilities, assumptions for future demographic developments, investment performance and recent changes in statutory requirements. We may elect to make additional discretionary contributions to our plans in excess of minimum funding requirements, subject to statutory limitations.

Supplemental Retirement Plans.   We maintain two supplemental executive retirement programs for certain key employees. The plans, which are unfunded, provide supplemental retirement payments, based on salary and years of service.

Other Benefits.   We maintain certain healthcare and life insurance benefit plans for eligible retired employees. Substantially all of our U.S. employees may become eligible for the healthcare benefits if they reach retirement age while working for us and satisfy certain years of service requirements. The retiree life insurance program was frozen to new participants on December 31, 2003. We accrue the cost of providing healthcare benefits over the active service period of the employee.

Obligations and Funded Status.

A reconciliation of the benefit obligations, plan assets and funded status of the plans is as follows:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
	(In millions)
Change in benefit obligation
Benefit obligation at January 1,	$579.7	$551.5	$30.2	$27.2
Service cost	10.0	7.7	0.4	0.4
Interest cost	32.1	31.8	1.6	1.6
Plan participants’ contributions	—	—	0.9	0.9
Amendments	2.3	3.5	—	—
Actuarial (gain) loss	(4.3)	19.3	1.9	4.0
Foreign currency exchange rate changes	0.1	1.3	—	—
Retiree drug subsidy paid	—	—	0.1	—
Special termination beneifts	0.5	—	—	—
Benefits paid	(37.7)	(35.4)	(4.4)	(3.9)
Benefit obligation at December 31,	582.7	579.7	30.7	30.2
Change in plan assets
Fair value of plan assets at January 1,	529.4	483.2	13.8	12.3
Actual return on plan assets	64.0	57.7	1.5	1.5
Employer contributions	23.5	22.3	5.5	3.0
Plan participants’ contributions	—	—	0.9	0.9
Foreign currency exchange rate changes	—	1.6	—	—
Benefits paid	(37.7)	(35.4)	(4.4)	(3.9)
Fair value of plan assets at December 31,	579.2	529.4	17.3	13.8
Funded status of plan	(3.5)	(50.3)	(13.4)	(16.4)
Unrecognized prior service cost	6.7	5.2	3.6	4.1
Unrecognized actuarial loss	170.5	207.7	5.9	4.5
Prepaid (accrued) benefit cost	$173.7	$162.6	$(3.9)	$(7.8)
Amounts recognized in the statement of financial position consist of (prior to the adoption of SFAS 158*):
Prepaid benefit cost	$201.9	$183.7	$—	$—
Accrued benefit liability	(43.7)	(50.9)	(3.9)	(7.8)
Intangible asset	3.3	3.1	—	—
Accumulated other comprehensive loss	12.2	26.7	—	—
Net amount recognized	$173.7	$162.6	$(3.9)	$(7.8)

*                     See impact of the adoption of SFAS 158 on the Consolidated Balance Sheet below.

The accumulated benefit obligation for the USRIP, EIPP, CRIP and Supplemental Retirement Plans was $557.1 million and $556.2 million at December 31, 2006 and 2005, respectively.

At December 31, 2006, the Supplemental Retirement Plans had projected benefit obligations and accumulated benefit obligations in excess of those plans’ respective assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these plans were $46.8 million, $43.7 million and zero, respectively, at December 31, 2006. The EIPP had a projected benefit obligation of $108.2 million which is greater than the $103.9 million of plan assets; however, the plan assets were in excess of the $92.3 million accumulated benefit obligation.

At December 31, 2005, the EIPP and the Supplemental Retirement Plans had projected benefit obligations and accumulated benefit obligations in excess of those plans’ respective assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these plans were $141.0 million, $123.5 million and $72.6 million, respectively, at December 31, 2005.

Adoption of SFAS 158.

As discussed in Note 1, SFAS 158, which is effective for us as of December 31, 2006, requires us to recognize (1) the overfunded or underfunded status of our defined benefit pension and other postretirement benefit plans as an asset or liability on our Consolidated Balance Sheet, and (2) changes in the funded status in the year in which the changes occur through other comprehensive income, a component of shareholders’ equity. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. The adoption of SFAS 158 had no impact on our Consolidated Statements of Income. The impact of adopting SFAS 158 on certain line items of our Consolidated Balance Sheet as of December 31, 2006 were as follows:

	Prior to	Impact of
	Adopting	Adopting	As Reported at
	SFAS 158	SFAS 158	December 31, 2006
	(In millions)
Prepaid pension asset	$201.9	$(154.2)	$47.7
Other assets, net	$59.7	$(3.3)	$56.4
Long-term deferred income tax liabilities, net*	$134.6	$(63.8)	$70.8
Other current liabilities	$65.8	$(3.8)	$62.0
Long-term pension and other postretirement benefit liabilities	$44.5	$20.8	$65.3
Accumulated other comprehensive loss	$(121.5)	$(110.7)	$(232.2)

*                     Included in long-term deferred income tax liabilities, net on our Consolidated Balance Sheet are the long-term deferred income tax assets related to our pension and other postretirement plans.

The following table represents the net amounts recognized, or the funded status of our pension and other postretirement benefit plans, in our Consolidated Balance Sheet at December 31, 2006 in accordance with SFAS 158:

	Pension Benefits	Other Benefits
	(In millions)
Amounts recognized in the statement of financial position consist of (subsequent to the adoption of SFAS 158):
Prepaid pension asset	$47.7	$—
Current liabilities	(3.5)	—
Long-term liabilities	(47.7)	(13.4)
Net amount recognized	$(3.5)	$(13.4)

Included in accumulated other comprehensive loss at December 31, 2006, were the following amounts that have not yet been recognized in net periodic pension cost:

	Pension Benefits	Other Benefits
	(In millions)
Prior service cost, net of accumulated taxes of $2.4 for pension benefits and $1.3 for other benefits	$4.3	$2.3
Net actuarial loss, net of accumulated taxes of $62.4 for pension benefits and $2.2 for other benefits	108.1	3.7
Accumulated other comprehensive loss	$112.4	$6.0

Components of Net Periodic Benefit Cost.

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
	(In millions)
Service cost	$10.0	$7.7	$7.3	$0.4	$0.4	$0.4
Interest cost	32.1	31.8	31.3	1.6	1.6	1.6
Expected return on plan assets	(41.0)	(40.5)	(43.8)	(1.2)	(1.0)	(0.9)
Amortization of prior service cost	0.8	4.7	0.5	0.5	0.6	0.7
Recognized actuarial loss	10.0	8.3	14.0	0.2	—	—
Special termination benefit	0.5	—	—	—	—	—
Total net periodic benefit cost	$12.4	$12.0	$9.3	$1.5	$1.6	$1.8

The following represents the amount of prior service cost and actuarial loss included in accumulated other comprehensive loss that is expected to be recognized in net periodic benefit cost during the twelve months ended December 31, 2007:

	Pension Benefits	Other Benefits
	(In millions)
Prior service cost, net of taxes of $0.4 for pension benefits and and $0.2 for other benefits	$0.6	$0.3
Net actuarial loss, net of taxes of $3.3 for pension benefits and and $0.1 for other benefits	$5.6	$0.2

Weighted-Average Assumptions.

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	5.86%	5.68%	5.84%	5.58%
Rate of compensation increase	4.28%	4.28%	N/A	N/A

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
Weighted-average assumptions used to determine net periodic benefit cost at December 31,
Discount rate	5.68%	5.90%	6.25%	5.58%	5.92%	6.25%
Expected return on plan assets	7.99%	7.98%	8.68%	8.00%	8.00%	8.75%
Rate of compensation increase	4.28%	4.34%	4.25%	N/A	N/A	N/A

The calculation of the net periodic benefit cost for the USRIP, EIPP and CRIP utilizes a market-related value of assets. The market-related value of assets recognizes the difference between actual returns and expected returns over five years at a rate of 20% per year.

An initial 9.0% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2007. The rate was assumed to decrease gradually to an ultimate rate of 5.0% by 2010. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
	(In millions)
Effect on total service and interest cost components	$0.2	$(0.2)
Effect on accumulated postretirement benefit obligation	$2.6	$(2.0)

We estimate that the future benefits payable for our retirement and postretirement plans are as follows at December 31, 2006:

	U.S. Defined	Non-U.S. Defined	Other
	Benefit Plans	Benefit Plans	Benefit Plans
	(In millions)
Years ending December 31,
2007	$36.7	$2.1	$3.5
2008	$37.3	$2.1	$3.6
2009	$37.7	$2.1	$3.7
2010	$37.9	$2.1	$3.6
2011	$38.3	$2.1	$3.5
Next five fiscal years to December 31, 2016	$196.5	$11.1	$15.1

USRIP and EIPP (the “Plans”) Investment and Asset Allocation Strategies.

The primary goal of the asset allocation strategy of the Plans is to produce a total investment return, employing the lowest possible level of financial risk, which will: (1) satisfy annual cash benefits payments to the Plans’ participants and (2) maintain and increase the total market value of the Plans’ assets, after cash benefits payments, on a real (inflation adjusted) basis. Maximization of total investment return is not, taken in isolation, a goal of the asset allocation strategies of the Plans. Return maximization is pursued subject to the asset allocation risk control constraints noted previously. The Plan’s investment managers are required to abide by the provisions of ERISA. Standards of performance for each manager include an expected return versus an assigned benchmark, a measure of volatility, and a time period of evaluation.

The Plans’ asset allocation strategies are determined based upon guidelines provided by our external advisor. This forecasting process takes into account projected investment returns by asset category, the correlation among those returns, the standard deviation of those returns and the future pattern of actuarial liabilities to which the plan is obligated. Asset/liability forecasting is conducted at regular intervals during the year, as needed, utilizing input from our external consulting actuaries, and our external investment advisor. The Plans’ asset targets and ranges are approved by in-house Plan Administrators, who are Named Fiduciaries under ERISA. Investment recommendations are made by our external advisor, working in conjunction with our in-house Investment Officer, who is also an ERISA Named Fiduciary. The expected return on plan assets assumption of 8.00% and 8.25% for the USRIP and the EIPP, respectively, in 2006 was based on the 50th percentile return from our asset/liability forecasting process.

The Plans, in an effort to meet their asset allocation objectives, utilize a variety of asset classes which have historically produced returns which are relatively uncorrelated to those of the S&P 500. Asset classes included in this category are alternative assets (hedge fund-of-funds), venture capital (including secondary private equity) and real estate. The primary benefits to the Plans of using these types of asset classes are: (1) their non-correlated returns reduce the overall volatility of the Plans’ portfolio of assets, and (2) they produce superior risk-adjusted returns. Additionally, the Plans allow certain of their managers, subject to specific risk constraints, to utilize derivative instruments, in order to enhance asset return, reduce volatility or both. Derivatives are primarily employed by the Plans in their fixed income portfolios and in the hedge fund-of-funds area.

The Plans are prohibited from investing additional amounts in Equifax stock once the market value of stock held by each plan exceeds 10% of the total market value of each plan. At December 31, 2006 and 2005, the USRIP’s assets included 0.9 million and 1.7 million shares, respectively, of Equifax common stock, with a market value of $37.5 million and $63.0 million, respectively. At December 31, 2006 and 2005, the EIPP’s assets included 0.1 million shares of Equifax common stock for both periods, with a market value of $4.3 million and $4.0 million, respectively. Not more than 5% of the portfolio (at cost) shall be invested in the securities of any one issuer, with the exceptions of Equifax common stock, and U.S. Treasury and government agency securities.

The following USRIP and EIPP asset allocation ranges, targets and actual allocations were in effect as of December 31, 2006 and 2005:

			Actual
	Target	Range	2006	2005
USRIP
Large-Cap Equity	20%	15%-35%	23.3%	22.8%
Mid-Cap Equity	6%	5%-15%	8.0%	7.7%
Small-Cap Equity	8%	5%-15%	6.7%	11.8%
International Equity	14%	10%-20%	20.7%	17.7%
Hedge Fund of Funds	16%	5%-20%	19.1%	17.7%
Venture Capital	6%	5%-10%	6.4%	6.7%
Real Estate	10%	5%-15%	2.5%	3.3%
Fixed Income	20%	10%-35%	11.4%	11.6%
Cash	minimal	0%-2%	1.9%	0.7%
EIPP
Large-Cap Equity	22%	15%-35%	25.3%	33.1%
Mid-Cap Equity	6%	5%-15%	13.9%	19.2%
Small-Cap Equity	8%	5%-15%	7.4%	9.4%
International Equity	16%	10%-20%	15.4%	18.1%
Hedge Fund of Funds	16%	5%-20%	14.4%	6.9%
Venture Capital	8%	5%-10%	2.9%	4.8%
Real Estate	14%	0%-15%	13.0%	2.8%
Fixed Income	10%	5%-25%	6.8%	5.7%
Cash	minimal	0%-2%	0.9%	0.0%

CRIP Investment and Asset Allocation Strategies

The Pension Committee of the CRIP has retained an investment manager who has the discretion to invest in various asset classes with the care, skill, and diligence expected of professional prudence. The CRIP has a separate custodian of those assets, which are held in various segregated pooled funds. The Pension Committee maintains an investment policy for the CRIP, which imposes certain limitations and restrictions regarding allowable types of investments. The current investment policy imposes those restrictions on investments or transactions such as (1) Equifax common stock or securities, except as might be incidental to any pooled funds which the plan may have, (2) commodities or loans, (3) short sales and the use of margin accounts, (4) put and call options, (5) private placements, and (6) transactions which are “party-related” in nature as specified by the Canadian Pension Benefits Standards Act and its regulations.

Each pooled fund is associated with an asset classification, which has a primary investment objective. The objective for each asset class is related to a standard investment index and to a period of four-years. The following includes the objectives for each of the current five asset classes:

Asset Class	Four-Year Objective
Canadian Equities	S&P/TSX Composite Total Return Index plus 1.5%
U.S. Equities	S&P 500 Total Return Index plus 1.5% (Canadian $)
International Equities	MSCI EAFE Total Return Index plus 1.5% (Canadian $)
Fixed Income	Scotia Capital Universe Bond Index™ plus 0.5%
Money Market	Scotia Capital 91-Day Treasury Bill Index plus 0.3%

The plan’s manager derives its investment return projections using several criteria. The determination of projected inflation is necessary to apply the premium to compute the nominal return for each asset class. The risk premium is based on historical studies of capital markets. The real return expectations for the various asset classes are based on historical relationships that acknowledge the risk premium inherent among the various asset classes. The nominal return, computed as described above, is then adjusted for various market and economic factors, including the status of the economic cycle, currency issues, the direction of interest rates, and price/earnings multiples. Next, specific time-weighted return targets are set for the total fund, based on a benchmark portfolio return. The Pension Committee expects the investment manager to exceed that return by a predetermined value over a certain period.

The following specifies the asset allocation ranges, targets, and actual allocation as of December 31, 2006 and 2005:

			Actual
	Target	Range	2006	2005
Canadian Equities	40.5%	30%-50%	37.7%	39.3%
U.S. Equities	19.0%	9%-29%	20.4%	20.5%
International Equities	10.0%	0%-19%	12.0%	11.4%
Fixed Income	28.5%	20%-40%	29.8%	28.1%
Money Market	2.0%	0%-10%	0.1%	0.7%

The investment goal is to achieve the composite return calculated based on the above benchmark allocation plus 1% over successive four-year periods. An additional objective is to provide a real rate of return of 3.0% when compared with the Canadian Consumer Price Index, also over successive four-year periods. The actual investment returns for the CRIP were 14.1% for 2006 and 11.7% for 2005.

U.S. Employee Retirement Savings Plan.   The Group Plans Administrative Committee determines annual contributions, within specified ranges, to our U.S. employee retirement savings plan for the benefit of eligible employees, in the form of units of Equifax common stock. Employees may transfer all or a part of these Equifax common stock investments into other available investments within the plan, at any time. Our matching contributions are expensed. Expenses for this plan were $3.7 million, $3.8 million and $3.2 million for the twelve months ended December 31, 2006, 2005 and 2004, respectively.

Foreign Retirement Plans.   We also maintain defined contribution plans for certain employees in the U.K. and Canada. For the years ended December 31, 2006, 2005 and 2004, our expenses related to these plans were not material.

Deferred Compensation Plans.   We maintain three deferred compensation plans that allow for certain management employees and the Board of Directors to defer the receipt of compensation (such as salary, incentive compensation, commissions, and/or stock from the exercise of stock options or vested shares) until a later date based on the terms of the plans. The benefits under these deferred compensation plans are guaranteed by the assets of a grantor trust which, through our funding, purchased variable life insurance policies on certain consenting individuals, with this trust as beneficiary. The purpose of this trust is to ensure the distribution of benefits accrued by participants of the deferred compensation plans in case of a change in control, as defined in the trust agreement.

Long-Term Incentive Plan.   We have a shareholder-approved Key Management Incentive Plan (Annual Incentive Plan) for certain key officers that provides for annual or long-term cash awards at the end of various measurement periods, based on the earnings per share and/or various other criteria over the measurement period. Our total accrued incentive compensation for all incentive plans included in accrued salaries and bonuses on our Consolidated Balance Sheets was $34.8 million and $34.0 million at December 31, 2006 and 2005, respectively.

10.   SALE OF INVESTMENT IN INTERSECTIONS INC. (“INTERSECTIONS”)

On May 5, 2004, Equifax, through its wholly-owned subsidiary CD Holdings, Inc. (“CD Holdings”), completed the sale of 3,755,792 shares of common stock it owned in Intersections Inc., a provider of identity theft protection and credit management services, in an underwritten public offering of common stock for net proceeds of $59.4 million. Immediately prior to the public offering, CD Holdings converted a $20.0 million senior secured convertible note issued to it by Intersections in November 2001 into 3,755,792 shares of Intersections common stock, or approximately 26.9% of Intersections’ outstanding common stock. The book value of our investment in Intersections was $22.3 million, including accrued interest of $2.3 million. In 2004, we recorded a gain on the sale of $23.0 million, net of income taxes of $13.8 million, which is included in other income, net on the accompanying Consolidated Statement of Income.

11.   SEVERANCE CHARGE

During the fourth quarter of 2006, we approved a plan for certain organizational changes, effective January 1, 2007. This plan provides for the realignment of our operations, resulting in the elimination of approximately 170 positions, with expected payments totaling $6.4 million, pre-tax, and $4.0 million, net of tax, primarily in 2007. In accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits—An Amendment of FASB Statements No. 5 and 43,” the severance cost liabilities were recognized in the fourth quarter of 2006 as payment was probable and estimable under existing plans.

12.   DISCONTINUED OPERATIONS

After incurring losses in each of the preceding four years, we decided to sell our Italian operations, which were formerly included in our Europe segment, in 2004. In accordance with SFAS 144, the net assets, results of operations and cash flows of the Italian business for 2004 were classified as discontinued operations. For 2004, revenue for this business component was $11.4 million. We recorded an impairment charge of $5.3 million, pretax, related to the write-down of purchased data during the second quarter of 2004. We had a $2.7 million loss, net of tax, on discontinued operations in 2004. We recorded a gain on the sale of $2.6 million during the fourth quarter of 2004, of which $5.7 million related to the recognition of a cumulative translation adjustment gain into income. Additionally, in 2002, we made the decision to exit our commercial services business in Spain in our Europe segment. We had a $0.1 million gain, net of tax, on discontinued operations in 2004.

The assets and liabilities related to the discontinued operations were not material at December 31, 2004. There were no such assets or liabilities at December 31, 2006 or 2005.

Our cash provided by discontinued operations on our Consolidated Statement of Cash Flows for the twelve months ended December 31, 2004 primarily consisted of cash provided by operating activities. For the same period, cash used in investing activities from discontinued operations was not material and there were no cash flows related to financing activities associated with our discontinued operations.

13.   RELATED PARTY TRANSACTIONS

SunTrust Banks, Inc. (“SunTrust”)

We consider SunTrust a related party because L. Phillip Humann, a member of our Board of Directors, was the Chairman and Chief Executive Officer of SunTrust through January 1, 2007, and Larry L. Prince, member of our Board of Directors, is a director of SunTrust. Our relationships with SunTrust are described more fully as follows:

•      We paid SunTrust $3.1 million, $3.2 million and $2.8 million, respectively, during the twelve months ended December 31, 2006, 2005 and 2004 for services such as lending, foreign exchange, debt underwriting, cash management, trust, investment management, acquisition valuation, and shareholder services relationships.

•      We also provide credit management services to SunTrust, as a customer, from whom we recognized revenue of $4.9 million, $3.9 million and $4.3 million, respectively, during the twelve months ended December 31, 2006, 2005 and 2004. The corresponding outstanding accounts receivable balances due from SunTrust at December 31, 2006 and 2005 were immaterial.

•      We have a $500.0 million senior unsecured revolving credit agreement, as amended in July 2006, with a group of banks, of which SunTrust is committed to $75.0 million. At December 31, 2006 and 2005, SunTrust’s portion of the outstanding borrowings under this facility totaled $3.8 million and $12.0 million, respectively.

•      SunTrust extends financing in the form of an amortizing term loan to a leveraged real estate limited partnership, which owns our Atlanta data center located in Alpharetta, Georgia, where we are the primary operating lease tenant. An unrelated bank leasing company is the equity owner of this partnership. Although this term loan is considered to be non-recourse financing to Equifax, SunTrust is dependent on the operating lease payments made by us to the partnership to service interest expense and amortize principal on the term loan’s debt. As of December 31, 2006 and 2005, $15.9 million and $18.8 million, respectively, were outstanding under this agreement.

•      SunTrust provides the $29.0 million synthetic lease facility related to our Atlanta corporate headquarters building. As of December 31, 2006 and 2005, the amount of this facility was $29.0 million. See Note 6 for additional information about this lease.

•      SunTrust provides investment management services for our USRIP through its subsidiary, the Lighthouse Group, Inc. We had a similar arrangement with another of SunTrust’s subsidiaries, Trusco Capital Management, Inc., during 2005 and early 2006. As of December 31, 2006 and 2005, a total of $26.8 million and $49.3 million, respectively, of USRIP assets were managed by one or both of these subsidiaries of SunTrust.

Bank of America, N.A. (“B of A”)

We consider B of A a related party because Jacquelyn M. Ward, a member of our Board of Directors, is also a director of B of A. Our relationships with B of A are described more fully as follows:

•      We provide credit management services to B of A, as a customer, from whom we recognized revenue of $37.1 million, $26.6 million and $18.3 million, respectively, during the twelve months ended December 31, 2006, 2005 and 2004. The corresponding outstanding accounts receivable balances due from B of A at December 31, 2006 and 2005 were $5.5 million and $4.1 million, respectively.

•      As referenced above under SunTrust, we have a $500.0 million senior unsecured revolving credit agreement, as amended in July 2006, with a group of banks, of which B of A is committed to $75.0 million. Banc of America Securities LLC, a subsidiary of Bank of America Corporation, served as a joint lead arranger of the facility. At December 31, 2006 and 2005, B of A’s portion of the outstanding borrowings under this facility totaled $3.8 million and $12.0 million, respectively.

•      B of A extends an uncommitted $25.0 million working capital line of credit to Equifax. The facility is cancelable at the discretion of either party. The uncommitted working capital line, at December 31, 2006 and 2005, had outstanding balances of zero and $4.2 million, respectively.

•      Bank of America Corporation provides investment management services for the USRIP and EIPP through its subsidiary, Bank of America Capital Advisors, LLC. At December 31, 2006 and 2005, a total of $7.1 million and $7.6 million, respectively, of USRIP and EIPP assets were managed by this subsidiary.

•      At December 31, 2006 and 2005, B of A was the counterparty on interest rate swaps with us with a notional value of $29.0 million.

Fidelity National Information Services, Inc. (“FNIS”)

We consider FNIS a related party because Lee A. Kennedy, one of our directors, is Chief Executive Officer of FNIS. We sell telecommunication credit information reports and customer portfolio reviews to FNIS. Revenue from FNIS, as a customer, for credit disclosure reports and portfolio reviews was not material during the twelve months ended December 31, 2006, 2005 and 2004. The corresponding outstanding accounts receivable balances due from FNIS at December 31, 2006 and 2005 were immaterial. In addition, FNIS provides customer invoice and disclosure notification printing and mailing services to us. Amounts paid to FNIS for fulfillment services were $10.5 million, $10.0 million and $9.2 million for the twelve months ended December 31, 2006, 2005 and 2004, respectively.

14.   SEGMENT INFORMATION

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

We also separately disclose the financial information pertaining to our discontinued operations. The accounting policies of the reportable segments are the same as those described in our summary of significant accounting policies (see Note 1). We evaluate the performance of these reportable segments based on their operating revenues, operating income and operating margins, excluding any unusual or infrequent items, if any. Inter-segment sales and transfers are not material for all periods presented. The measurement criteria for segment profit or loss and segment assets are substantially the same for each reportable segment. All transactions between segments are accounted for at cost, and no timing differences occur between segments.

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

See Note 15 for information about the change in our operating segments in the first quarter of 2007.

Segment information for 2006, 2005 and 2004 is as follows:

	Twelve Months Ended
	December 31,
	2006	2005	2004
	(In millions)
Operating Revenue
North America
Information Services	$835.5	$806.3	$707.1
Marketing Services	277.2	253.7	236.1
Personal Solutions	126.0	114.7	96.1
North America	1,238.7	1,174.7	1,039.3
Europe	153.6	142.0	142.0
Latin America	154.0	126.7	91.5
Total operating revenue	$1,546.3	$1,443.4	$1,272.8

	2006	2005	2004
	(In millions)
Operating Income (Loss)
North America
Information Services	$343.3	$345.5	$299.5
Marketing Services	99.1	85.2	74.4
Marketing Services restructuring and impairment charges	—	—	(2.4)
Marketing Services, net	99.1	85.2	72.0
Personal Solutions	13.6	13.5	17.6
North America	456.0	444.2	389.1
Europe	35.4	33.4	30.0
Latin America	45.9	33.3	17.0
General Corporate Expense	(101.2)	(88.9)	(60.3)
Total operating income (loss)	$436.1	$422.0	$375.8

	December 31,
	2006	2005
	(In millions)
Total Assets
North America	$1,234.7	$1,207.0
Europe	191.5	162.8
Latin America	258.6	239.4
General Corporate	105.8	222.3
Total assets	$1,790.6	$1,831.5

	December 31,
	2006	2005
	(In millions)
Total Net Assets
North America	$725.9	$865.6
Europe	156.1	137.1
Latin America	210.7	200.5
General Corporate	(254.6)	(382.9)
Total net assets	$838.1	$820.3

	Twelve Months Ended
	December 31,
	2006	2005	2004
	(In millions)
Depreciation and Amortization Expense
North America	$59.6	$58.9	$54.6
Europe	5.8	5.7	10.2
Latin America	7.1	7.5	6.8
General Corporate Expense	10.3	10.1	7.1
Total depreciation and amortization expense	$82.8	$82.2	$78.7

	2006	2005	2004
	(In millions)
Capital Expenditures (excluding property & equipment & other assets acquired in acquisitions)
North America	$25.0	$33.6	$37.6
Europe	4.8	6.2	4.7
Latin America	5.0	1.9	2.5
General Corporate	17.2	4.5	2.7
Total capital expenditures	$52.0	$46.2	$47.5

Financial information by geographic area is as follows:

	Twelve Months Ended December 31,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%
	(In millions)
Operating Revenue (based on location of customer)
U.S.	$1,120.5	72%	$1,063.9	73%	$940.3	74%
Canada	118.2	8%	110.8	8%	99.0	8%
U.K.	135.0	9%	124.3	9%	124.3	10%
Brazil	78.0	5%	67.4	5%	47.3	4%
Other	94.6	6%	77.0	5%	61.9	5%
Total operating revenue	$1,546.3	100%	$1,443.4	100%	$1,272.8	100%*

*                     Does not total due to rounding

	December 31,
	2006		2005
	Amount	%	Amount	%
	(In millions)
Long-Lived Assets
U.S.	$898.3	62%	$1,104.4	71%
Canada	114.6	8%	129.8	8%
U.K.	126.8	9%	111.8	7%
Brazil	141.5	10%	131.8	9%
Other	164.2	11%	73.3	5%
Total long-lived assets	$1,445.4	100%	$1,551.1	100%

15.   SUBSEQUENT EVENTS (UNAUDITED)

Organizational Realignment.   Effective January 1, 2007, we implemented certain organizational changes as result of a strategic review of our business. The changes to our internal structure changed our operating segments to the following: U.S. Consumer Information Solutions, North America Personal Solutions, North America Commercial Solutions and International. U.S. Consumer Information Solutions consists of the former Marketing Services and North America Information Services, excluding U.S. Commercial Services and Canada. North America Commercial Solutions represents our former commercial business for the U.S. and Canada that was within North America Information Services as well as our October 2006 acquisition of Austin-Tetra. International consists of our consumer business in Canada and all of our businesses in Europe and Latin America. North America Personal Solutions remains unchanged. We will present our financial results under this new organizational structure in our quarterly report for the period ending March 31, 2007. Our financial results for all periods presented in the Form 10-K are stated under the prior organizational structure since that is how the Company was managed during all periods presented.

As a result of the change in operating segments, our reporting units under which we test goodwill for impairment in accordance with SFAS 142 have also changed. During the first quarter of 2007, we will reallocate the goodwill associated with our previous reporting units in accordance with SFAS 142 to our new reporting units. We are currently in the process of testing the goodwill related to our new reporting units for impairment.

TALX Acquisition.   On February 14, 2007, we agreed to acquire TALX Corporation (“TALX”), a leading provider of workplace verification information and employment services, in a transaction valued at approximately $1.4 billion, including the assumption of debt, based on the $41.91 per share closing price of Equifax stock on February 14, 2007. The acquisition of TALX equity is structured to consist of 75% Equifax stock and 25% cash, together valued at approximately $1.2 billion. TALX shareholders may elect to receive for each share of TALX stock either a fixed exchange ratio of .861 shares of Equifax stock, $35.50 in cash or a combination of stock and cash equivalent value, subject to proration to achieve the 75% Equifax common stock and 25% cash consideration described above. In the aggregate, upon the closing of the acquisition, we will issue approximately 22 million shares of Equifax stock and pay approximately $300 million in cash for the stock of TALX. We also will assume TALX’s outstanding debt, which was $191.5 million at December 31, 2006. We plan to finance the acquisition with cash provided by operating activities and borrowings under our senior revolving credit facility, of which no amounts were outstanding at February 14, 2007. The transaction has been approved by the Board of Directors of each company and also must be approved by the stockholders of TALX. The transaction is also subject to review by regulatory authorities and other customary closing conditions. We currently expect the transaction to close by the end of the third quarter of 2007. It is possible that factors outside of our control could require us to complete the acquisition at a later date or not to complete it at all. This transaction will be accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”.

In February 2007, our Board of Directors authorized us to repurchase an increased number of shares of our common stock. We announced our intention to repurchase approximately $700 million of the stock issued in the acquisition. We expect to finance these share repurchases using cash provided by operating activities, as well as the issuance of new debt.

16.   QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2006 and 2005 were as follows:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2006	(In millions, except per share data)
Operating revenue	$374.0	$387.7	$394.6	$390.0
Operating income	$109.2	$96.4	$120.6	$109.9
Net income	$62.9	$69.6	$78.9	$63.1
Basic earnings per common share*	$0.49	$0.54	$0.62	$0.50
Diluted earnings per common share*	$0.48	$0.53	$0.61	$0.50

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2005	(In millions, except per share data)
Operating revenue	$343.4	$363.4	$375.3	$361.3
Operating income	$102.0	$106.7	$107.3	$106.0
Net income	$58.6	$62.6	$62.5	$62.8
Basic earnings per common share*	$0.45	$0.48	$0.48	$0.48
Diluted earnings per common share*	$0.44	$0.47	$0.47	$0.48

*                     The sum of the quarterly EPS may not equal the annual EPS due to changes in the weighted-average shares between periods.

The comparability of our quarterly financial results during 2006 and 2005 were impacted by certain events, as follows:

•       During 2006 and 2005, we made several acquisitions, including Austin-Tetra in 2006 and APPRO and BeNow in 2005. For additional information about these acquisitions, see Note 3 of the Notes to Consolidated Financial Statements.

•       On January 1, 2006, we adopted SFAS 123R, which resulted in incremental stock-based compensation expense during 2006 when compared to 2005. The incremental impact on the 2006 Consolidated Statements of Income, by quarter, was: $2.3 million ($1.6 million net of tax) in the first quarter; $3.5 million ($2.3 million net of tax) in the second quarter; $0.8 million ($0.6 million net of tax) in the third quarter; and $1.0 million ($0.7 million net of tax) in the fourth quarter. For additional information about the impact of SFAS 123R, see Note 2 of the Notes to Consolidated Financial Statements.

•       During the second and third quarters of 2006, there were several litigation matters that had an impact on our Consolidated Financial Statements. For additional information about these litigation matters, see Note 6 of the Notes to Consolidated Financial Statements.

•       During the fourth quarter of 2006, we recorded a severance charge of $6.4 million ($4.0 million, net of tax) related to an organizational realignment. For additional information about this charge, see Note 11 of the Notes to Consolidated Financial Statements.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of December 31, 2006.

No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures, however, are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Based on the evaluation discussed above, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

There were no changes in Equifax’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during Equifax’s fourth fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, Equifax’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This report is included in Item 8 on page 53 and is incorporated by reference.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

This report is included in Item 8 on page 54 and is incorporated by reference.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 10 of Part III regarding our directors, nominees, and audit committee financial experts is included in the sections captioned “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement (“2007 Proxy Statement”) relating to the Annual Meeting of Shareholders to be held on May 4, 2007, to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2006, and is incorporated herein by reference.

Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business—Executive Officers of the Registrant.”

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is included in the section of our 2007 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Equifax has adopted codes of ethics and business conduct applicable to all directors, officers and employees, available at www.equifax.com/corp/aboutefx/ethics/main.shtml, or in print upon request to the Corporate Secretary, Equifax, Inc., P.O. Box 4081, Atlanta, Georgia, 30302. We will post any amendments to the code of ethics and business conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange (“NYSE”), on our internet site.

Because our common stock is listed on the NYSE, our Chief Executive Officer is required to make an annual certification to the NYSE stating that he was not aware of any violation by Equifax of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE as of June 16, 2006. In addition, Equifax has filed, as exhibits to this Annual Report on Form 10-K, the certifications of its Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of Equifax’s public disclosure.

ITEM 11.         EXECUTIVE COMPENSATION

Information required by Item 11 of Part III is included in the sections of our 2007 Proxy Statement captioned “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of Part III is included in the section of our 2007 Proxy Statement captioned “Securities Ownerships” and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Part III is included in the section of our 2007 Proxy Statement captioned “Corporate Governance,” and is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 of Part III is included in the section of our 2007 Proxy Statement captioned “Audit Committee Disclosure—Service Fees Paid to the Independent Auditor” and is incorporated herein by reference.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           List of Documents Filed as a Part of This Report:

(1)         Financial Statements.   The following financial statements are included in Item 8 of Part II:

•        Consolidated Balance Sheets—December 31, 2006 and 2005;

•        Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004;

•        Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004;

•        Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004; and

•        Notes to Consolidated Financial Statements.

(2)         Financial Statement Schedules.

•        Schedule II—Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)         Exhibits.   A list of the exhibits required to be filed as part of this Report by Item 601 of Regulation S-K is set forth in the Exhibit Index on page 104 of this Form 10-K, which immediately precedes such exhibits, and is incorporated herein by reference.

(b)          Exhibits.   See Item 15(a)(3).

(c)           Financial Statement Schedules.   See Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2007.

Equifax Inc.
(Registrant)
By:	/s/ RICHARD F. SMITH
Richard F. Smith
Chairman and Chief Executive Officer

We, the undersigned directors and executive officers of Equifax Inc., hereby severally constitute Lee Adrean and Nuala M. King, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2007.

/s/ Richard F. Smith
Richard F. Smith, Chairman and Chief Executive Officer
/s/ Lee Adrean
Lee Adrean, Corporate Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Nuala M. King
Nuala M. King, Senior Vice President and Corporate Controller (Principal Accounting Officer)
/s/ John L. Clendenin
John L. Clendenin, Director
/s/ James E. Copeland, Jr.
James E. Copeland, Jr., Director

/s/ A. W. Dahlberg
A. W. Dahlberg, Director
/s/ Robert D. Daleo
Robert D. Daleo, Director
/s/ L. Phillip Humann
L. Phillip Humann, Director
/s/ Lee A. Kennedy
Lee A. Kennedy, Director
/s/ Siri S. Marshall
Siri S. Marshall, Director
/s/ Larry L. Prince
Larry L. Prince, Director
/s/ Jacquelyn M. Ward
Jacquelyn M. Ward, Director

2006 Form 10-K

EXHIBIT INDEX

Exhibit Number	Description
Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1

Agreement and Plan of Merger dated as of February 3, 2005 between Equifax Inc. and APPRO Systems, Inc., including a schedule of omitted exhibits. Equifax agrees to furnish to the SEC, upon request, a copy of each exhibit to this Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 to Equifax’s Form 10-K filed March 16, 2005).

2.2

Agreement and Plan of Merger dated February 14, 2007, among Equifax Inc., TALX Corporation and Chipper Corporation (incorporated by reference to Exhibit 2.1 to Equifax’s Form 8-K filed February 15, 2007).

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

4.4

Amended and Restated Credit Agreement dated as of July 24, 2006 among Equifax Inc., Equifax PLC, the Lenders named therein and SunTrust Bank as Administrative Agent (incorporated by reference to Exhibit 4.1 to Equifax’s Form 10-Q filed November 1, 2006).

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

Management Contracts and Compensatory Plans or Arrangements
10.1	Equifax Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to Equifax’s Form 10-K filed March 31, 1998).
10.2	Form of Tier 1 Change in Control Agreement (incorporated by reference to Exhibit 10.4 to Equifax’s Form 10-K filed March 16, 2005).

10.3	Form of Tier 2 Change in Control Agreement (incorporated by reference to Exhibit 10.5 to Equifax’s Form 10-K filed March 16, 2005).
10.4	Equifax Inc. Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to Equifax’s Form 10-K filed March 31, 1998).
10.5	Equifax Inc. Non-Employee Director Stock Option Plan and Form of Non-Employee Director Stock Option Agreement (incorporated by reference to Exhibit 10.16 to Equifax’s Form 10-K filed March 31, 1999).
10.6	Equifax Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.7 to Equifax’s Form 10-K filed March 29, 2001).
10.7	Supplemental Retirement Plan for Executives of Equifax Inc. (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed November 15, 2004).
10.8	Equifax Inc. Executive Life and Supplemental Retirement Benefit Plan (incorporated by reference to Exhibit 10.8 to Equifax’s Form 10-K filed March 29, 2001).
10.9

Equifax Inc. Key Management Long-Term Incentive Plan as amended and restated effective as of January 1, 2006 (incorporated by reference to Appendix A to Equifax’s definitive proxy statement on Schedule 14A filed April 12, 2006).

10.10	Equifax Inc. 2000 Stock Incentive Plan as amended (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed November 3, 2004).
10.11	Form of Non-Qualified Stock Option Agreement under the Equifax Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Equifax’s Form 8-K filed September 9, 2004).
10.12

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

10.14	Form of Incentive Stock Option Agreement under the Equifax Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to Equifax’s Form 8-K filed September 9, 2004).
10.15

Form of Deferred Share Award Agreement (restricted stock units) under the Equifax Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to Equifax’s Form 8-K filed September 9, 2004).

10.16	Equifax Inc. Bonus Exchange Program (incorporated by reference to Exhibit 10.24 to Equifax’s Form 10-K filed March 29, 2001).
10.17	Bonus Deferral Arrangement (incorporated by reference to Exhibit 10.25 to Equifax’s Form 10-K filed March 12, 2002).
10.18	Equifax Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.27 to Equifax’s Form 10-K filed March 28, 2003).
10.19	Equifax Inc. Director Deferred Compensation Plan, as amended through November 21, 2006 (incorporated by reference to Exhibit 4.4 to Equifax’s Form S-8 filed January 31, 2007).

10.20	Equifax Grantor Trust dated as of January 1, 2003 between Equifax Inc. and Wachovia Bank, N.A., Trustee (incorporated by reference to Exhibit 10.30 to Equifax’s Form 10-K filed March 28, 2003).
10.21

Employment Agreement dated as of October 25, 2002 between Equifax Inc. and Donald T. Heroman and form of Employee Confidentiality, Non-Solicitation and Assignment Agreement (incorporated by reference to Exhibit 10.32 to Equifax’s Form 10-K filed March 28, 2003).

10.22

Equifax Inc. Director and Executive Stock Deferral Plan as amended through March 31, 2003 (incorporated by reference to Exhibit 4 to Equifax’s Registration Statement on Form S-8 filed November 12, 2003).

10.23	Transition Agreement dated as of December 17, 2004 between Equifax Inc. and Thomas F. Chapman (incorporated by reference to Exhibit 10.26 to Equifax’s Form 10-K filed March 16, 2005).
10.24	Form of Executive Officer Deferred Share Award Agreement (incorporated by reference to Exhibit 10.27 to Equifax’s 10-K filed March 16, 2005).
10.25	Form of Director Deferred Share Award Agreement (incorporated by reference to Exhibit 10.28 to Equifax’s Form 10-K filed March 16, 2005).
10.26

Deferred Share Award Agreement dated February 3, 2005 of Thomas F. Chapman under Equifax Inc. 2000 Stock Incentive Plan and Transition Agreement dated December 17, 2004 (incorporated by reference to Exhibit 10.31 to Equifax’s Form 10-K filed March 16, 2005).

10.27	Summary of Annual Incentive Plan (incorporated by reference to Exhibit 10.32 to Equifax’s Form 10-K filed on March 16, 2005).
10.28	Employment Agreement dated as of August 22, 2005 between Equifax Inc. and Richard F. Smith (incorporated by reference to Exhibit 10.1 to Equifax’s Form 10-Q filed November 7, 2005).
10.29*	Deferred Share Award Agreement dated as of September 19, 2005 between Equifax Inc. and Richard F. Smith (incorporated by reference to Exhibit 10.2 to Equifax’s Form 10-Q filed November 7, 2005).
10.30

Retirement Agreement dated as of May 10, 2006 between Karen H. Gaston and Equifax Inc. and form of Employee Confidentiality, Non-Solicitation and Assignment Agreement (incorporated by reference to Exhibit 10.2 to Equifax’s Form 10-Q filed August 2, 2006).

10.31**	Retirement Agreement dated as of October 5, 2006 between Donald T. Heroman and Equifax Inc. and form of Employee Confidentiality, Non-Solicitation and Assignment Agreement.
10.32**	Offer letter dated as of September 29, 2006 between Lee Adrean and Equifax Inc.
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
10.43*

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

10.45

(First Step) Receivables Sale Agreement dated as of September 7, 2004, among Equifax Inc., Equifax Information Services LLC, Equifax Direct Marketing Solutions LLC, Equifax Information Services of Puerto Rico Inc. and Compliance Data Center, Inc., as Originators, and Equifax Capital Management, Inc., as Buyer (incorporated by reference to Exhibit 10.2 to Equifax’s Form 8-K filed September 9, 2004).

10.46

(Second Step) Receivables Sale Agreement dated as of September 7, 2004 between Equifax Capital Management, Inc., as Seller, and Equifax Receivables Finance LLC, as Buyer (incorporated by reference to Exhibit 10.3 to Equifax’s Form 8-K filed September 9, 2004).

10.47

Performance Undertaking dated as of September 7, 2004 between Equifax Capital Management, as Seller, and Equifax Receivables Finance LLC, as Buyer (incorporated by reference to Exhibit 10.4 to Equifax’s Form 8-K filed September 9, 2004).

Other Exhibits and Certifications
11.1

Calculation of earnings per share. (The calculation of earnings per share is in Part II, Item 8, Note 1 to the Consolidated Financial Statements and is omitted in accordance with Section (b)(11) of Item 601 of the Notes to Regulation S-K).

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

**             Filed electronically herewith.

EQUIFAX INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

2006

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$9.6	$5.2	$—	$(6.1)	$8.7
Deferred income tax asset valuation allowance	81.2	0.3	5.5	(12.2)	74.8
	$90.8	$5.5	$5.5	$(18.3)	$83.5

2005

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$9.3	$4.3	$0.9	$(4.9)	$9.6
Deferred income tax asset valuation allowance	88.0	1.3	—	(8.1)	81.2
	$97.3	$5.6	$0.9	$(13.0)	$90.8

2004

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$11.9	$2.9	$0.5	$(6.0)	$9.3
Deferred income tax asset valuation allowance	111.9	—	—	(23.9)	88.0
	$123.8	$2.9	$0.5	$(29.9)	$97.3