Form 10-Q
period 2007-03-31
EQUIFAX INC
filed 2007-05-04
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Stock, $1.25 Par Value	125,133,813

EQUIFAX INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2007
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.                CONSOLIDATED FINANCIAL STATEMENTS

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In millions, except per share amounts)	2007	2006
	(Unaudited)
Operating revenue	$405.1	$374.0
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	169.3	151.1
Selling, general and administrative expenses	97.4	92.6
Depreciation and amortization	21.4	21.1
Total operating expenses	288.1	264.8
Operating income	117.0	109.2
Interest expense	(7.4)	(7.9)
Minority interests in earnings, net of tax	(1.4)	(0.9)
Other income, net	0.2	0.5
Income before income taxes	108.4	100.9
Provision for income taxes	(39.4)	(38.0)
Net income	$69.0	$62.9
Basic earnings per common share	$0.55	$0.49
Weighted-average shares used in computing basic earnings per share	124.9	129.0
Diluted earnings per common share	$0.54	$0.48
Weighted-average shares used in computing diluted earnings per share	127.3	131.5
Dividends per common share	$0.04	$0.04

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In millions, except par values)	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$69.6	$67.8
Trade accounts receivable, net of allowance for doubtful accounts of $8.8 and $8.7 at March 31, 2007 and December 31, 2006, respectively	252.2	244.8
Prepaid expenses	31.8	21.5
Other current assets	19.0	11.1
Total current assets	372.6	345.2
Property and equipment:
Capitalized internal-use software and system costs	250.8	243.8
Data processing equipment and furniture	137.7	132.2
Land, buildings and improvements	29.6	29.7
Total property and equipment	418.1	405.7
Less accumulated depreciation and amortization	(255.7)	(243.8)
Total property and equipment, net	162.4	161.9
Goodwill	847.2	842.0
Indefinite-lived intangible assets	95.2	95.2
Purchased intangible assets, net	238.3	242.2
Prepaid pension asset	55.9	47.7
Other assets, net	60.3	56.4
Total assets	$1,831.9	$1,790.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current maturities	$307.0	$330.0
Accounts payable	21.4	23.5
Accrued expenses	59.5	62.0
Accrued salaries and bonuses	24.6	41.9
Deferred revenue	67.4	62.7
Income taxes payable	37.3	13.4
Other current liabilities	49.2	48.6
Total current liabilities	566.4	582.1
Long-term debt	148.9	173.9
Deferred income tax liabilities, net	67.6	70.8
Long-term pension and other postretirement benefit liabilities	60.1	65.3
Other long-term liabilities	61.3	60.4
Total liabilities	904.3	952.5
Commitments & Contingencies (see Note 5)
Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized shares—10.0; Issued shares—none	—	—
Common stock, $1.25 par value: Authorized shares—300.0; Issued shares—186.5 and 186.3 at March 31, 2007 and December 31, 2006, respectively; Outstanding shares—125.0 and 124.7 at March 31, 2007 and December 31, 2006, respectively	233.1	232.9
Paid-in capital	625.2	609.2
Retained earnings	1,842.5	1,778.6
Accumulated other comprehensive loss	(224.3)	(232.2)
Treasury stock, at cost, 57.7 shares at March 31, 2007 and December 31, 2006	(1,491.3)	(1,490.9)
Stock held by employee benefits trusts, at cost, 3.8 and 3.9 shares at March 31, 2007 and December 31, 2006	(57.6)	(59.5)
Total shareholders’ equity	927.6	838.1
Total liabilities and shareholders’ equity	$1,831.9	$1,790.6

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In millions)	2007	2006
	(Unaudited)
Operating activities:
Net income	$69.0	$62.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21.4	21.1
Stock-based compensation expense	4.0	4.2
Tax effects of stock-based compensation plans	1.8	2.9
Excess tax benefits from stock-based compensation plans	(1.7)	(2.8)
Deferred income taxes	(1.7)	(0.8)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(6.9)	(10.3)
Prepaid expenses and other current assets	(15.8)	(7.2)
Other assets	(10.7)	(10.0)
Current liabilities, excluding debt	6.8	19.1
Other long-term liabilities, excluding debt	(1.3)	(14.7)
Cash provided by operating activities	64.9	64.4
Investing activities:
Capital expenditures	(14.6)	(10.7)
Other	(3.9)	(0.1)
Cash used in investing activities	(18.5)	(10.8)
Financing activities:
Net short-term repayments	(23.0)	—
Net (repayments) borrowings under long-term revolving credit facilities	(25.0)	5.0
Treasury stock purchases	(0.4)	(46.2)
Dividends paid	(5.0)	(5.2)
Proceeds from exercise of stock options	6.5	8.9
Excess tax benefits from stock-based compensation plans	1.7	2.8
Other	0.1	0.2
Cash used in financing activities	(45.1)	(34.5)
Effect of foreign currency exchange rates on cash and cash equivalents	0.5	(0.2)
Increase in cash and cash equivalents	1.8	18.9
Cash and cash equivalents, beginning of period	67.8	37.5
Cash and cash equivalents, end of period	$69.6	$56.4

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)

	Common Stock				Accumulated Other		Stock Held By Employee	Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Benefits Trusts	Shareholders’ Equity
	(In millions, except per share amounts)
Balance, December 31, 2006	124.7	$232.9	$609.2	$1,778.6	$(232.2)	$(1,490.9)	$(59.5)	$838.1
Net income	—	—	—	69.0	—	—	—	69.0
Other comprehensive income	—	—	—	—	7.9	—	—	7.9
Shares issued under stock plans	0.1	0.2	2.9	—	—	—	—	3.1
Shares issued under benefits plans	0.2	—	1.8	—	—	—	1.6	3.4
Treasury stock traded for minimum tax withholdings	—	—	—	—	—	(0.4)	—	(0.4)
Cash dividends ($0.04 per share)	—	—	—	(5.1)	—	—	—	(5.1)
Reclassification of director deferred compensation plan from liabilities to shareholders’ equity based on plan amendments	—	—	5.5	—	—	—	—	5.5
Stock-based compensation expense	—	—	4.0	—	—	—	—	4.0
Tax effects of stock-based compensation plans	—	—	1.8	—	—	—	—	1.8
Dividends paid to employee benefits trusts	—	—	0.1	—	—	—	—	0.1
Other	—	—	(0.1)	—	—	—	0.3	0.2
Balance, March 31, 2007	125.0	$233.1	$625.2	$1,842.5	$(224.3)	$(1,491.3)	$(57.6)	$927.6

*                     At March 31, 2007, approximately $782.6 million was authorized for future repurchases of our common stock, $400 million of which is contingent upon the acquisition of TALX Corporation closing.

Accumulated Other Comprehensive Loss consists of the following components:

	March 31, 2007	December 31, 2006
	(In millions)
Foreign currency translation	$(107.1)	$(113.2)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $67.3 at March 31, 2007	(116.6)	—
Minimum pension liability, net of accumulated tax of $4.5 at December 31, 2006	—	(7.7)
Adjustment to initially apply SFAS 158, net of accumulated tax of $63.8 at December 31, 2006	—	(110.7)
Cash flow hedging transactions, net of tax of $0.4 at March 31, 2007 and December 31, 2006	(0.6)	(0.6)
Accumulated other comprehensive loss	$(224.3)	$(232.2)

Comprehensive Income is as follows:

	Three Months Ended March 31,
	2007	2006
	(In millions)
Net income	$69.0	$62.9
Other comprehensive income:
Foreign currency translation adjustment	6.1	8.4
Recognition of prior service cost and actuarial losses related to our pension and other postretirement benefit plans	1.8	—
Change in cumulative loss from cash flow hedging transactions	—	0.4
Comprehensive income	$76.9	$71.7

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2007

As used herein, the terms “Equifax”, “the Company”, “we”, “our” and “us” refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations.   We collect, organize and manage various types of financial, demographic and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of March 31, 2007, we operated in 14 countries: Argentina, Brazil, Canada, Chile, Costa Rica, El Salvador, Honduras, Peru, Portugal, the Republic of Ireland, Spain, the United Kingdom (“U.K.”), Uruguay, and the U.S.

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

Basis of Presentation.   The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2006 (“2006 Form 10-K”).

Our unaudited Consolidated Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheet as of March 31, 2007, Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2007, and the Consolidated Statements of Income, the Consolidated Statements of Cash Flows and Comprehensive Income for the three months ended March 31, 2007 and 2006. All adjustments made have been of a normal recurring nature.

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

	Three Months Ended March 31,
	2007	2006
	(In millions)
Weighted-average shares outstanding (basic)	124.9	129.0
Effect of dilutive securities:
Stock options	2.2	2.0
Long-term incentive plans	0.2	0.5
Weighted-average shares outstanding (diluted)	127.3	131.5

Recent Accounting Pronouncements.   In November 2005, Financial Accounting Standards Board (“FASB”) Staff Position FAS No. 123(R) 3: “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R 3”), was issued, which provides a practical or simplified transition election related to accounting for the tax effects of share-based payment awards to employees as opposed to the more detailed method provided in SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”). FSP 123R-3 allowed us to elect a transition method up to one year from the date of adoption of SFAS 123R. Accordingly, on January 1, 2007, we elected the simplified method as described in FSP123R-3. As a result of electing this transition method, we are required to retrospectively apply this method to our 2006 Consolidated Statement of Cash Flows since we were required to apply the more detailed method in SFAS 123R until we elected a transition method. The reclassification between cash provided by operating activities and cash provided by financing activities on our 2006 Consolidated Statement of Cash Flows as a result of electing the simplified method is not material.

In March 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) related to EITF Issue No. 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”), which requires (1) the recognition of a liability related to postretirement benefits covered by collateral split-dollar life insurance arrangements since the employer has the obligation to provide the benefit to the employee and (2) to recognize and measure the asset based on the nature and substance of the arrangement. We have collateral split-dollar life insurance arrangements for certain employees of the Company. The liability is required to be recognized in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits, Other Than Pensions,” or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967,” as appropriate. For transition purposes, we may adopt EITF 06-10 as a change in accounting principle through either (1) retrospective application to all periods presented or (2) a cumulative-effect adjustment to retained earnings. We will be required to adopt EITF 06-10 on January 1, 2008. We are currently evaluating the impact of adopting EITF 06-10 on our Consolidated Financial Statements.

For additional recent accounting pronouncements pending adoption, see Note 1 of the Notes to Consolidated Financial Statements in our 2006 Form 10-K. Additionally, for information about our adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), see Note 6 of the Notes to Consolidated Financial Statements.

2.   ACQUISITION

TALX Acquisition.   On February 14, 2007, we entered into an agreement to acquire TALX Corporation (“TALX”), a leading provider of payroll-related and human resources business process outsourcing services in a transaction valued at approximately $1.4 billion, including the assumption of debt, based on the closing per share prices of Equifax stock between February 12, 2007 and February 16, 2007. The acquisition of TALX’s equity is structured to consist of 75% Equifax stock and 25% cash, together valued at approximately $1.2 billion. TALX shareholders may elect to receive for each share of TALX stock either $35.50 in cash or 0.861 of a share of Equifax common stock, or a mix of cash and shares of Equifax common stock, subject to proration to achieve the 75% Equifax stock and 25% cash consideration described above. In the aggregate, upon the closing of the acquisition, we will issue approximately 22 million shares of Equifax stock and pay approximately $300 million in cash for the stock of TALX. We also will assume TALX’s outstanding debt, which was $191.6 million at December 31, 2006. We plan to finance the acquisition with cash provided by operating activities and borrowings under our senior revolving credit facility, of which no amounts were outstanding at March 31, 2007. The transaction has been approved by the Board of Directors of each company and also must be approved by the stockholders of TALX in a meeting scheduled to be held on May 15, 2007. The transaction is also subject other customary closing conditions. We currently expect the transaction to close in the second quarter of 2007. It is possible that factors outside of our control could require us to complete the acquisition at a later date or not to complete it at all. This transaction will be accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”.

In February 2007, our Board of Directors authorized us to repurchase an increased number of shares of our common stock, $400 million of which is contingent on the completion of this acquisition. We announced our intention to repurchase approximately $700 million of the stock issued in the acquisition within six months of the completion of the acquisition. We expect to finance these share repurchases using cash provided by operating activities, as well as the issuance of new debt. For additional information about the potential issuance of new debt, see Note 4 of the Notes to Consolidated Financial Statements.

3.   GOODWILL AND INTANGIBLE ASSETS

Goodwill.   Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment test as of September 30.

As discussed in Note 8 of the Notes to Consolidated Financial Statements, we realigned our organization, effective January 1, 2007, which resulted in new reportable segments. To reflect this new organizational structure, we have reallocated goodwill to our new reporting units based on their relative fair value, as applicable, in accordance with SFAS 142. When reporting units are changed, SFAS 142 requires that goodwill be tested for impairment. During the first quarter of 2007, we performed our goodwill impairment test following the reallocation of goodwill, which resulted in no impairment.

Goodwill allocated to our reportable segments at December 31, 2006 under our prior organizational structure was as follows:

	North American Operations	Europe Operations	Latin American Operations	Corporate	Total
	(In millions)
Balance, December 31, 2006	$552.1	$119.7	$164.3	$5.9	$842.0

All of our reportable segments changed as a result of our organizational realignment effective January 1, 2007. Goodwill reallocated as a result of our organizational realignment as of January 1, 2007 and changes in the amount of goodwill for the three months ended March 31, 2007 are as follows:

	U.S. Consumer Information Solutions	International	North America Personal Solutions	North America Commercial Solutions	Total
	(in millions)
Balance, January 1, 2007*	$491.4	$310.7	$1.8	$38.1	$842.0
Purchase price adjustment	—	—	—	0.1	0.1
Foreign currency translation	—	5.1	—	—	5.1
Balance, March 31, 2007	$491.4	$315.8	$1.8	$38.2	$847.2

*                    Date of goodwill reallocation based on organizational realignment, which changed our reportable segments.

Indefinite-Lived Intangible Assets.   Indefinite-lived intangible assets consist of contractual/territorial rights representing the estimated fair value of rights to operate in certain territories acquired through the purchase of independent credit reporting agencies in the U.S. and Canada. Our contractual/territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. In accordance with SFAS 142, we are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. During the first quarter of 2007, there were no changes to our indefinite-lived intangible assets.

Purchased Intangible Assets.   Purchased intangible assets represent the estimated fair value of acquired intangible assets used in our business. Purchased data files represent the estimated fair value of files acquired primarily through the purchase of independent credit reporting agencies in the U.S. and Canada. We expense the cost of modifying and updating credit files in the period such costs are incurred. All of our purchased intangible assets are amortized on a straight-line basis. For additional information about the useful lives related to our purchased intangible assets, see Note 1 of the Notes to Consolidated Financial Statements in our 2006 Form 10-K.

Purchased intangible assets at March 31, 2007 and December 31, 2006 consist of the following:

	March 31, 2007			December 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In millions)
Definite-lived intangible assets:
Purchased data files	$391.6	$(197.8)	$193.8	$390.8	$(191.3)	$199.5
Acquired software	39.9	(16.3)	23.6	39.1	(15.7)	23.4
Customer relationships	22.0	(2.8)	19.2	18.5	(1.9)	16.6
Non-compete agreements	6.2	(4.9)	1.3	5.9	(4.6)	1.3
Other definite-lived intangible assets	1.0	(0.6)	0.4	2.0	(0.6)	1.4
Total definite-lived intangible assets	$460.7	$(222.4)	$238.3	$456.3	$(214.1)	$242.2

Amortization expense related to purchased intangible assets was $7.8 million and $8.4 million during the three months ended March 31, 2007 and 2006, respectively. Estimated future amortization expense related to definite-lived purchased intangible assets at March 31, 2007 is as follows:

Years ending December 31,	Amount
(In millions)
Nine months ending December 31, 2007	$23.3
2008	30.1
2009	29.3
2010	29.0
2011	28.5
Thereafter	98.1
$238.3

4.   DEBT

Debt outstanding at March 31, 2007 and December 31, 2006 was as follows:

	March 31, 2007	December 31, 2006
	(In millions)
Notes, 4.95%, due November 2007	$250.0	$250.0
Debentures, 6.9%, due July 2028	150.0	150.0
Trade receivables-backed revolving credit facility	57.0	80.0
Borrowings under long-term revolving credit facilities	—	25.0
Other	—	0.1
Total debt	457.0	505.1
Less short-term debt and current maturities	(307.0)	(330.0)
Less long-term unamortized discounts	(1.1)	(1.2)
Total long-term debt, net of discount	$148.9	$173.9

Long-Term Revolving Credit Facility.   We are party to a $500.0 million senior unsecured revolving credit facility with SunTrust Bank, as Joint Lead and Administrative Agent, Banc of America Securities, LLC, as Joint Lead and Syndication Agent, and a number of other financial institutions. As of March 31, 2007, $500.0 million was available for borrowings and there were no outstanding borrowings under this facility.

We are permitted and have requested an increase in the borrowing limit under the accordion feature of this credit facility effective upon the completion of our acquisition of TALX. The outcome of our requested increase in the borrowing limit and the potential amount, if approved, is unknown at this time. For additional information about this acquisition, see Note 2 of the Notes to Consolidated Financial Statements.

Trade Receivables-Backed Revolving Credit Facility.   We are party to a trade receivables-backed, revolving credit facility under which a wholly-owned subsidiary of Equifax may borrow up to $125.0 million, subject to borrowing base availability and other terms and conditions, for general corporate purposes. Based on the calculation of the borrowing base applicable at March 31, 2007, $38.0 million was available for borrowing and $57.0 million was outstanding under this facility, which is included in short-term debt and current maturities on our Consolidated Balance Sheet.

Canadian Credit Facility.   We are a party to a credit agreement with a Canadian financial institution that provides for a C$25.0 million (denominated in Canadian dollars), 364-day revolving credit agreement. During the three months ended March 31, 2007, there was no activity under this facility. At March 31, 2007, there were no outstanding borrowings under this facility.

For additional information about these revolving credit facilities, see Note 5 of the Notes to Consolidated Financial Statements in our 2006 Form 10-K.

5.   COMMITMENTS AND CONTINGENCIES

Headquarters Lease.   Other than leasing arrangements, we do not engage in off-balance sheet financing activities. Under the terms of the $29.0 million operating lease for our headquarters building in Atlanta, Georgia, which commenced in 1998 and expires in 2010, we have guaranteed a portion of the residual value of the building at the end of the lease. Total lease payments for the remaining term total $5.5 million. Under this synthetic lease arrangement, we have also guaranteed the residual value of the leased property to the lessor. In the event that the property were to be sold by the lessor at the end of the lease term, we would be responsible for any shortfall of the sales proceeds, up to a maximum amount of $23.2 million, which equals 80% of the value of the property at the beginning of the lease term. The liability for this estimated shortfall, which was $1.4 million at March 31, 2007 and December 31, 2006, is recorded in other long-term liabilities on our Consolidated Balance Sheets.

Data Processing, Outsourcing Services and Other Agreements.   We have separate agreements with International Business Machines Corporation (“IBM”), R.L. Polk and Company, Acxiom and others to outsource portions of our computer data processing operations and related functions, and certain other administrative and operational services. The agreements expire between 2007 and 2013. The estimated aggregate minimal contractual obligation remaining under these agreements was approximately $330 million as of December 31, 2006, with no future year’s minimum contractual obligation expected to exceed approximately $75 million. Annual payment obligations in regard to these agreements vary due to factors such as the volume of data processed; changes in our servicing needs as a result of new product offerings, acquisitions or divestitures; the introduction of significant new technologies; foreign currency; or the general rate of inflation. Our data processing outsourcing agreement with IBM was renegotiated in 2003 for a ten-year term. Under this agreement (which covers our operations in North America, Europe, Brazil and Chile), we have outsourced our mainframe and midrange operations, help desk service and desktop support functions, and the operation of our voice and data networks. The scope of such services varies by location. During the twelve months ended December 31, 2006, 2005 and 2004, we paid $112.1 million, $120.8 million and $110.5 million, respectively, for these services. The estimated future minimum contractual obligation at December 31, 2006 under this agreement is $290.7 million, with no  year’s minimum contractual obligation expected to exceed approximately $45 million. In certain circumstances (e.g., a change in control or for our convenience), we may terminate these data processing and outsourcing agreements, and, in doing so, certain of these agreements require us to pay a significant penalty.

Additionally, we may terminate these agreements without penalty in the event that IBM is in material breach of the terms of the agreement.

Agreement with Computer Sciences Corporation.   We have an agreement with Computer Sciences Corporation and certain of its affiliates, collectively CSC, under which CSC-owned credit reporting agencies utilize our computerized credit database services. CSC retains ownership of its credit files and the revenues generated by its credit reporting activities. We receive a processing fee for maintaining the database and for each report supplied. The agreement expires July 31, 2008 and is renewable at the option of CSC for successive ten-year periods. The agreement provides us with an option to purchase CSC’s credit reporting business if it does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. Under the agreement, CSC also has an option, exercisable at any time, to sell its credit reporting business to us. The option expires in 2013. The option exercise price will be determined by a third-party appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if the option were exercised at December 31, 2006, the price range would approximate $650 million to $725 million. This estimate is based solely on our internal analysis of the value of the businesses, current market conditions and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than the estimated amount.

Guarantees.   We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit were not material at March 31, 2007, and all have a maturity of one year or less. Guarantees are issued from time to time to support the needs of operating units. We also guarantee the operating lease payments of a lease between third parties. The operating lease, which expires December 31, 2011, has a remaining balance of $6.3 million based on the undiscounted value of remaining lease payments, including real estate taxes, at March 31, 2007. We believe that the likelihood of demand for payment by us is minimal and expect no material losses to occur related to this guarantee. Accordingly, we do not have a liability on our Consolidated Balance Sheets at March 31, 2007 or December 31, 2006 related to this guarantee.

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

We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We have no accrual related to indemnifications on our Consolidated Balance Sheets at March 31, 2007 and December 31, 2006.

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

Tax Matters.   In 2003, the Canada Revenue Agency (“CRA”) issued Notices of Reassessment, asserting that Acrofax, Inc., a wholly-owned Canadian subsidiary of Equifax, is liable for additional tax for the 1995 through 2000 tax years, related to certain intercompany capital contributions and loans. The additional tax sought by the CRA for these periods ranges, based on alternative theories, from $7.4 million ($8.5 million in Canadian dollars) to $16.4 million ($19.0 million in Canadian dollars) plus interest and penalties. Subsequently in 2003, we made a statutorily-required deposit for a portion of the claim. We intend to vigorously contest these reassessments and do not believe we have violated any statutory provision or rule. While we believe our potential exposure is less than the asserted claims and not material to our Consolidated Financial Statements, if the final outcome of this matter was unfavorable to us, an additional claim may be filed by the local province. The likelihood and potential amount of such claim is unknown at this time. We cannot predict when this tax matter will be resolved.

For additional information about these and other commitments and contingencies, see Note 6 of the Notes to Consolidated Financial Statements in our 2006 Form 10-K.

6.   INCOME TAXES

In July 2006, the FASB issued FIN 48, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our Consolidated Financial Statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We adopted FIN 48 on January 1, 2007. For transition purposes, we adopted FIN 48 as a change in accounting principle through a cumulative-effect adjustment to retained earnings. The impact of our reassessment of our tax positions in accordance with the requirements of FIN 48 was immaterial to our Consolidated Financial Statements.

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes on our Consolidated Statements of Income. Our classification of interest and penalties did not change as a result of adopting FIN 48.

We have a $31.7 million liability recorded for the unrecognized tax benefits as of January 1, 2007, which includes interest and penalties of $5.8 million. The total amount of unrecognized benefits that, if recognized, would affect the effective tax rate is $26.7 million, which includes interest and penalties of $3.8 million. There have not been any material changes in our liability for unrecognized tax benefits, including interest and penalties, during the three months ended March 31, 2007. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

Equifax and its subsidiaries are subject to U.S federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years before 2002, with few exceptions including those discussed below for Canada and the U.K. In Canada, we are under audit by the Canada Revenue Agency for the 1995 through 2002 tax years (see Note 5 of the Notes to Consolidated Financial Statements). For the U.K., tax years after 1999 are open for examination. Additionally, the Internal Revenue Service has commenced an examination of our 2004 U.S. income tax return.

Effective Tax Rate.   Our effective income tax rate was 36.3% for the three months ended March 31, 2007, down from 37.7% for the same period in 2006 due primarily to discrete items recorded during the quarter related to state and foreign taxes.

7.   BENEFIT PLANS

We have defined benefit pension plans and defined contribution plans. Substantially all U.S., Canadian and U.K. employees participate in one or more of these plans. We also maintain certain health care and life insurance benefit plans for eligible retired employees.

The following table provides the components of net periodic benefit cost for the three months ended March 31, 2007 and 2006:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,
	2007	2006	2007	2006
	(In millions)
Service cost	$2.6	$2.4	$0.1	$0.1
Interest cost	8.3	8.0	0.4	0.4
Expected return on plan assets	(10.6)	(10.2)	(0.3)	(0.3)
Amortization of prior service cost	0.2	0.2	0.1	0.1
Recognized actuarial loss	2.2	2.5	0.1	0.1
Total net periodic benefit cost	$2.7	$2.9	$0.4	$0.4

8.   SEGMENT INFORMATION

Organizational Realignment.   Effective January 1, 2007, we implemented certain organizational changes as result of a strategic review of our business. The changes to our internal structure changed our operating segments to the following: U.S. Consumer Information Solutions, North America Personal Solutions, North America Commercial Solutions and International. U.S. Consumer Information Solutions consists of the former Marketing Services and North America Information Services, excluding U.S. Commercial Services and Canada. North America Commercial Solutions represents our former commercial business for the U.S. and Canada that was within North America Information Services as well as our October 2006 acquisition of Austin-Tetra. International consists of our consumer business in Canada and all of our businesses in Europe and Latin America. North America Personal Solutions remains unchanged. Our financial results for the three months ended March 31, 2006 and as of December 31, 2006, have been recast below to reflect our new organizational structure.

Reportable Segments.   Effective with our organizational realignment on January 1, 2007, we manage our business and report our financial results through the following four reportable segments, which are the same as our operating segments:

•       U.S. Consumer Information Solutions

•       North America Personal Solutions

•       North America Commercial Solutions

•       International

We also separately disclose the financial information pertaining to our discontinued operations. The accounting policies of the reportable segments are the same as those described in our summary of significant accounting policies (see Note 1 of the Notes to Consolidated Financial Statements in our 2006 Form 10-K). We evaluate the performance of these reportable segments based on their operating revenues, operating income and operating margins, excluding any unusual or infrequent items, if any. Inter-segment sales and transfers are not material for all periods presented. The measurement criteria for segment profit or loss and segment assets are substantially the same for each reportable segment. All transactions between segments are accounted for at cost, and no timing differences occur between segments.

A summary of segment products and services under our new organizational structure is as follows:

U.S. Consumer Information Solutions.   This segment includes consumer information services (such as credit information and credit scoring, credit modeling services, locate services, fraud detection and prevention services, identity verification services and other consulting services); mortgage loan origination information services; credit card marketing services; and consumer demographic and lifestyle information services.

North America Personal Solutions.   This segment includes credit monitoring and identity theft protection products sold directly to consumers via the Internet and in various hard-copy formats.

North America Commercial Solutions.   This segment includes commercial products and services such as business credit information, credit scores and portfolio analytics (decisioning tools), which are derived from our databases of business credit and financial information.

International.   This segment includes information services products, which includes consumer and commercial services (such as credit and financial information, credit scoring and credit modeling services), credit marketing products and services, and products and services sold directly to consumers.

Operating revenue and operating income by operating segment, as well as operating revenue by product and service lines, or geographic region with our operating segments, during the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
Operating revenue	2007	2006
	(in millions)
U.S. Consumer Information Solutions	$247.1	$240.6
International	105.6	92.6
North America Personal Solutions	38.0	30.6
North America Commercial Solutions	14.4	10.2
Total operating revenue	$405.1	$374.0

	Three Months Ended March 31,
Operating income	2007	2006
	(in millions)
U.S. Consumer Information Solutions	$101.7	$99.8
International	32.4	26.8
North America Personal Solutions	6.3	0.9
North America Commercial Solutions	1.4	1.2
General Corporate Expense	(24.8)	(19.5)
Total operating income	$117.0	$109.2

	Three Months Ended March 31,
Operating revenue	2007	2006
	(in millions)
Online Consumer Information Solutions	$162.1	$154.9
Mortgage Reporting Solutions	17.5	20.1
Credit Marketing Services	40.4	39.7
Direct Marketing Services	27.1	25.9
Total U.S. Consumer Information Services	247.1	240.6
Europe	42.2	34.9
Latin America	39.6	35.0
Canada Consumer	23.8	22.7
Total International	105.6	92.6
North America Personal Solutions	38.0	30.6
North America Commercial Solutions	14.4	10.2
Total operating revenue	$405.1	$374.0

Total assets at March 31, 2007 and December 31, 2006 are as follows:

Total assets	March 31, 2007	December 31, 2006
	(in millions)
U.S. Consumer Information Solutions	$1,048.5	$1,023.7
International	575.7	574.4
North America Personal Solutions	18.4	14.3
North America Commercial Solutions	71.1	72.4
General Corporate Expense	118.2	105.8
Total assets	$1,831.9	$1,790.6

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

Our products and services include consumer credit information, information database management, marketing information, business credit information, decisioning and analytical tools, and identity verification services which enable businesses to make informed decisions about extending credit or service, mitigate fraud, manage portfolio risk, and develop marketing strategies for consumers and businesses. We also enable consumers to manage and protect their financial affairs through a portfolio of products that we sell directly to consumers via the Internet and in various hard-copy formats in certain countries.

Information.   As discussed above, we collect, organize and manage numerous types of credit, financial, public record, demographic and marketing information regarding individuals and businesses. This information is the core of our business and provides us with many different opportunities to generate revenue, as evidenced by our various reportable segments and product lines discussed further below.

Analytics.   We have developed modeling and analytical tools, which utilize scientific and mathematical processes, to provide customers with value-add insight and intelligence into their relationships with customers, as well as facilitate their consumer- and commercial-oriented decisioning activities. These decisioning activities include numerous types of consumer interactions including customer acquisition, relationship management (e.g., up-selling and cross-selling) and risk management.

Enabling Technologies.   Our enabling technologies include products such as ePort, Equifax APPLY™, Decision Power, ID Authentication, Accel CM, Accel DM, LoanCenter and InterConnect. These platforms are generally distributed using the application service provider model to allow for ease of integration into customers’ in-house technology systems and to leverage our extensive technological systems and communication networks. The use of these enabling technology platforms provides application processing and decisioning solutions that allow our customers to automate and simplify a broad set of complex business processes.

Segment and Geographic Information

Segments.   We are organized and report our business results in four reportable segments, which are the same as our operating segments: U.S. Consumer Information Solutions, North America Personal Solutions, North America Commercial Solutions and International.

The U.S. Consumer Information Solutions segment, the largest of our four segments, consists of four product and service lines: Online Consumer Information Solutions, Mortgage Reporting Solutions, Credit Marketing Services and Direct Marketing Services. Online Consumer Information Services and Mortgage Reporting Solutions revenue is principally transaction-based and is derived from our sales of the products such as credit reporting and scoring, mortgage reporting, identity verification, fraud detection and modeling services, and certain of our decisioning products that facilitate and automate a variety of credit-oriented decisions, a significant majority of which are delivered electronically. ) Credit Marketing Services and Direct Marketing Services revenue is principally project-based and derived from our sales of the products such as those that assist customers in acquiring new customers, cross-selling to existing customers and manage portfolio risk.

North America Personal Solutions revenue is both transaction- and subscription-based and is derived from sales of credit monitoring and identity theft protection products, which we deliver to consumers through the mail and electronically via the Internet.

North America Commercial Solutions, which includes our acquisition of Austin-Tetra in October 2006, revenue is principally transaction-based and is derived from the sale of business credit information, credit scores and portfolio analytics (decisioning tools) that enable customers to utilize our information to make financial, marketing and purchasing decisions related to businesses.

The International segment consists of Canada Consumer, Europe and Latin America. Canada Consumer’s products and services are similar to our U.S. consumer operations, while Europe and Latin America are made up of varying mixes of product lines that are in our other three reportable segments. For additional information regarding our reportable segments, including detailed financial results, see Note 8 of the Notes to Consolidated Financial Statements as well as further discussion within MD&A. Our financial results for the three months ended March 31, 2006 presented below have been recast to be consistent with our 2007 presentation.

Additionally, to reflect this new organizational structure, we have reallocated goodwill to our new reporting units based on their relative fair value, as applicable, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). When reporting units are changed, SFAS 142 requires that goodwill be tested for impairment. During the first quarter of 2007, we performed our goodwill impairment test following the reallocation of goodwill, which resulted in no impairment.

Geographic Information.   We currently operate in 14 countries: Argentina, Brazil, Canada, Chile, Costa Rica, El Salvador, Honduras, Peru, Portugal, the Republic of Ireland, Spain, the United Kingdom (“U.K.”), Uruguay and the U.S.

Key Performance Indicators

Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, operating revenue growth, operating income, operating margin, net income and diluted earnings per share. The key performance indicators for the three months ended March 31, 2007 and 2006, were as follows:

	Key Performance Indicators Three Months Ended March 31,
	2007	2006
	(Dollars in millions, except per share data)
Operating revenue	$405.1	$374.0
Operating revenue growth	8%	9%
Operating income	$117.0	$109.2
Operating margin	28.9%	29.2%
Net income	$69.0	$62.9
Diluted earnings per share	$0.54	$0.48

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Consolidated Financial Results

Operating Revenue

Consolidated operating revenue increased $31.1 million, or 8%, to $405.1 million for the three months ended March 31, 2007, as compared to $374.0 million in the same period in 2006. This increase is due to growth across all operating segments, with double-digit growth in International, North America Personal Solutions and North America Commercial Solutions. Foreign currency had a $4.3 million favorable impact on the increase in our consolidated operating revenue.

Operating Expenses and Operating Margin

Consolidated total operating expenses increased $23.3 million, or 9%, to $288.1 million for the three months ended March 31, 2007 as compared to $264.8 million in the same period in 2006. Cost of services in the first quarter of 2007 increased $18.2 million, or 12%, to $169.3 million when compared to the first quarter in 2006. This increase is primarily due to (1) higher production and related costs due to revenue growth, (2) expenditures to enhance the efficiency, effectiveness and reliability of our information technology platforms, processes, and development capabilities in support of our long-term growth strategy, (3) certain U.K. vendor price reductions received during the first quarter of 2006, which did not recur in the first quarter of 2007, and (4) higher contractor staffing costs due to increased call volume and a second outsourced call center related to North America Personal Solutions in the first quarter of 2007.

Selling, general and administrative expenses in the first quarter of 2007 increased $4.8 million, or 5%, to $97.4 million when compared to the same period a year ago. The increase is primarily due to increases in salaries, a rise in litigation costs, and expenses related to Austin Tetra (which was acquired in October 2006). These increases were partially offset by lower advertising expenses related to North America Personal Solutions due to the elimination of less effective advertising channels.

Consolidated operating margin for the three months ended March 31, 2007 was 28.9% as compared to 29.2% for the same period in 2006.

Income Taxes

Our effective income tax rate was 36.3% for the three months ended March 31, 2007, down from 37.7% for the same period in 2006 due primarily to discrete items recorded during the quarter related to state and foreign taxes.

Net Income

Net income for the three months ended March 31, 2007 was $69.0 million, up 10% compared to $62.9 million for the three months ended March 31, 2006. Earnings per share increased to $0.54 for the three months ended March 31, 2007, up 13% as compared to $0.48 for the same period a year ago, due to higher net income and a 3% decline in our weighted-average shares outstanding.

Segment Financial Results

Our segment results for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
Operating revenue	2007	% of Revenue	2006	% of Revenue	$ Change	% Change
	(dollars in millions)
U.S. Consumer Information Solutions	$247.1	61%	$240.6	64%	$6.5	3%
International	105.6	26%	92.6	25%	13.0	14%
North America Personal Solutions	38.0	9%	30.6	8%	7.4	24%
North America Commercial Solutions	14.4	4%	10.2	3%	4.2	41%
Total operating revenue	$405.1	100%	$374.0	100%	$31.1	8%

	Three Months Ended March 31,
Operating income	2007	Operating Margin	2006	Operating Margin	$ Change	% Change
	(dollars in millions)
U.S. Consumer Information Solutions	$101.7	41.2%	$99.8	41.5%	$1.9	2%
International	32.4	30.7%	26.8	28.9%	5.6	21%
North America Personal Solutions	6.3	16.5%	0.9	2.9%	5.4	605%
North America Commercial Solutions	1.4	9.4%	1.2	12.2%	0.2	9%
General Corporate Expense	(24.8)	nm	(19.5)	nm	(5.3)	(27%)
Total operating income	$117.0	28.9%	$109.2	29.2%	$7.8	7%

Our operating revenue by product and service line, or geographic region within our reportable segments for the three months ended March 31, 2007 and 2006 was as follows:

	Three Months Ended March 31,
Operating revenue	2007	% of Revenue	2006	% of Revenue	$ Change	% Change
	(dollars in millions)
Online Consumer Information Solutions	$162.1	40%	$154.9	41%	$7.2	5%
Mortgage Reporting Solutions	17.5	4%	20.1	5%	(2.6)	(13%)
Credit Marketing Services	40.4	10%	39.7	11%	0.7	2%
Direct Marketing Services	27.1	7%	25.9	7%	1.2	5%
Total U.S. Consumer Information Services	247.1	61%	240.6	64%	6.5	3%
Europe	42.2	10%	34.9	9%	7.3	21%
Latin America	39.6	10%	35.0	9%	4.6	13%
Canada Consumer	23.8	6%	22.7	7%	1.1	5%
Total International	105.6	26%	92.6	25%	13.0	14%
North America Personal Solutions	38.0	9%	30.6	8%	7.4	24%
North America Commercial Solutions	14.4	4%	10.2	3%	4.2	41%
Total operating revenue	$405.1	100%	$374.0	100%	$31.1	8%

U.S. Consumer Information Solutions

For the three months ended March 31, 2007, total revenue for U.S. Consumer Information Solutions was $247.1 million, an increase of $6.5 million, or 3%, when compared to the same period in 2006, as discussed further below. Operating income was $101.7 million, an increase of $1.9 million, or 2%, over the same period a year ago. U.S. Consumer Information Solutions operating margin was 41.2% for the three months ended March 31, 2007, versus 41.5% for the same period in 2006.

Online Consumer Information Solutions

Online Consumer Information Solutions revenue for the three months ended March 31, 2007 totaled $162.1 million, an increase of $7.2 million, or 5%, when compared to the same period in 2006. The rise in revenue was primarily due to volume and price increases, mainly related to resellers, due to favorable market conditions. This was partially offset by declines associated with certain of our large financial services customers. In our Online Consumer Information Solutions business, online volume was approximately 170 million transactions, up 10% year-over-year.

Mortgage Reporting Solutions

Mortgage Reporting Solutions revenue for the three months ended March 31, 2007 totaled $17.5 million, a decrease of $2.6 million, or 13%, when compared to the same period in 2006. The decline in revenue is primarily due to lower levels of activity in the mortgage market generally and to one large customer, which stopped originating new mortgages in the second quarter of 2006, accounted for approximately half of the decline.

Credit Marketing Services

Credit Marketing Services revenue for the three months ended March 31, 2007 totaled $40.4 million, an increase of $0.7 million, or 2%, compared to the same period in 2006. The increase in revenue is primarily due to overall higher volume from various large customers, as well as a new regional customer. Growth in Credit Marketing Services was lower than that experienced throughout 2006 due to reductions in new marketing activities by mortgage customers resulting from declines in the mortgage market and by financial institutions due to the challenging interest rate environment.

Direct Marketing Services

Direct Marketing Services revenue for the three months ended March 31, 2007 totaled $27.1 million, an increase of $1.2 million, or 5%, compared to the same period in 2006. The increase in revenue was primarily due to new contracts to provide services through our DataBase Services offerings within Direct Marketing Services.

North America Personal Solutions

North America Personal Solutions revenue for the three months ended March 31, 2007 was $38.0 million, an increase of $7.4 million, or 24%, over the same period in 2006, primarily due to higher subscription revenue mainly associated with our 3-in-1 Monitoring and ScoreWatch products. This was partially offset by a decline in transaction product revenue as we continue to focus on subscription products to shift our subscription and transaction product mix. Operating income for the three months ended March 31, 2007 totaled $6.3 million, an increase of $5.4 million from $0.9 million for the same period a year ago. North America Personal Solutions operating margin was 16.5% for the three months ended March 31, 2007, versus 2.9% for the same period in 2006. The increase in operating margin was primarily due to the significant revenue growth as we focus more on our subscription products and lower advertising expenses as a result of the elimination of less effective advertising channels.

North America Commercial Solutions

North America Commercial Solutions revenue for the three months ended March 31, 2007 was $14.4 million, an increase of $4.2 million, or 41%, over the same period in 2006, due to revenue from our acquisition of Austin-Tetra in October 2006 as well as volume growth in the U.S. Commercial market as we continue to focus on growing this business. Local currency fluctuation against the U.S. dollar did not materially impact our North America Commercial Solutions revenue. Operating income for the three months ended March 31, 2007 totaled $1.4 million, an increase of $0.2 million, or 9%, when compared to the same period a year ago. North America Commercial Solutions operating margin was 9.4% for the three months ended March 31, 2007, versus 12.2% for the same period in 2006. This decline is primarily due to amortization expense in the first quarter of 2007 associated with purchased intangible assets from our acquisition of Austin-Tetra in October 2006.

International

For the three months ended March 31, 2007, total revenue for International was $105.6 million, an increase of $13.0 million, or 14%, when compared to the same period in 2006, as discussed further below. Local currency fluctuation against the U.S. dollar favorably impacted our International revenue by $4.4 million. Revenue grew 9% in local currencies. Operating income was $32.4 million, an increase of $5.6 million, or 21%, over the same period a year ago. International’s operating margin was 30.7% for the three months ended March 31, 2007, versus 28.9% for the same period in 2006. The increase in operating margin was primarily driven by revenue growth, mainly in Latin America.

Europe

Europe revenue for the three months ended March 31, 2007 totaled $42.2 million, an increase of $7.3 million, or 21%, when compared to the same period in 2006. Local currency fluctuation against the U.S. dollar favorably impacted our Europe revenue by $4.3 million, or 12%, as revenue was up 9% in local currency. In addition to the favorable foreign currency impact, revenue increased due to higher volume and prices from existing customers, as well as new customers.

Latin America

Latin America revenue for the three months ended March 31, 2007 totaled $39.6 million, an increase of $4.6 million, or 13%, when compared to the same period in 2006. The increase in revenue was primarily driven by growth due to favorable economic conditions in Argentina, as well as higher revenue associated with enabling technologies, marketing products and services, and online services in both Argentina and Chile. Local currency fluctuation against the U.S. dollar did not significantly impact our Latin America revenue, as revenue was up 12% in local currency.

Canada Consumer

Canada Consumer revenue for the three months ended March 31, 2007 totaled $23.8 million, an increase of $1.1 million, or 5%, compared to the same period in 2006. The increase in revenue was primarily driven by offline revenue growth due to higher volume from two large customers. Local currency fluctuation against the U.S. dollar did not materially impact our Canada Consumer revenue, as revenue was up 6% in local currency.

General Corporate Expense

Our general corporate expenses are costs that are incurred at the corporate level and are not directly associated with activities of a particular reportable segment. These expenses include shared services and administrative and legal expenses. General corporate expense was $24.8 million for the three months ended March 31, 2007, compared to $19.5 million for the same period in 2006. This increase was driven by growth in our overall business; expansion of corporate capabilities in key support areas including marketing, human resources, and procurement; and expenditures to enhance certain technology processes and development capabilities, all to support continued long-term growth. The level of our first quarter of 2007 general corporate expense is up from the same period in 2006, but is generally comparable to the level of quarterly expense incurred in the second half of 2006 and expected to be incurred during the remainder of 2007.

LIQUIDITY AND FINANCIAL CONDITION

As of March 31, 2007, we had $69.6 million in cash and cash equivalents compared to $67.8 million at December 31, 2006. Our principal sources of liquidity are cash provided by operating activities and our revolving credit facilities. Our ability to generate cash from operating activities is one of our fundamental financial strengths. We believe that anticipated cash provided by operating activities, together with current cash and cash equivalents and access to committed and uncommitted credit facilities and the capital markets, if required, will be sufficient to meet our projected cash requirements for the next twelve months, and the foreseeable future thereafter. However, any projections of future liquidity needs and cash flows are subject to substantial uncertainty. We have $250.0 million in principal relating to our 4.95% senior unsecured notes due November 1, 2007. Upon maturity, we intend to either pay this obligation through a combination of borrowings under our credit facilities and cash and cash equivalents available at that time, or refinance these notes with term debt, assuming such financing is available to us on acceptable terms.

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

Cash Provided by Operating Activities

For the three months ended March 31, 2007, we generated $64.9 million of cash provided by operating activities compared to $64.4 million for the three months ended March 31, 2006.

Capital Expenditures

Capital expenditures, which consist of additions to property and equipment as well as other assets, totaled $14.6 million and $10.7 million for the three months ended March 31, 2007 and 2006, respectively. Our capital expenditures are used for developing, enhancing and deploying new and existing technology platforms, replacing or adding equipment, updating systems for regulatory compliance, the licensing of software applications and investing in disaster recovery systems.

Acquisitions

TALX Acquisition.   On February 14, 2007, we entered into an agreement to acquire TALX Corporation (“TALX”), a leading provider of payroll-related and human resources business process outsourcing services in a transaction valued at approximately $1.4 billion, including the assumption of debt, based on the closing per share prices of Equifax stock between February 12, 2007 and February 16, 2007. The acquisition of TALX’s equity is structured to consist of 75% Equifax stock and 25% cash, together valued at approximately $1.2 billion. TALX shareholders may elect to receive for each share of TALX stock either $35.50 in cash or 0.861 of a share of Equifax common stock, or a mix of cash and shares of Equifax common stock, subject to proration to achieve the 75% Equifax stock and 25% cash consideration described above. In the aggregate, upon the closing of the acquisition, we will issue approximately 22 million shares of Equifax stock and pay approximately $300 million in cash for the stock of TALX. We also will assume TALX’s outstanding debt, which was $191.6 million at December 31, 2006. We plan to finance the acquisition with cash provided by operating activities and borrowings under our senior revolving credit facility, of which no amounts were outstanding at March 31, 2007. The transaction has been approved by the Board of Directors of each company and also must be approved by the stockholders of TALX in a meeting scheduled to be held on May 15, 2007. The transaction is also subject other customary closing conditions. We currently expect the transaction to close in the second quarter of 2007. It is possible that factors outside of our control could require us to complete the acquisition at a later date or not to complete it at all. This transaction will be accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”.

In February 2007, our Board of Directors authorized us to repurchase an increased number of shares of our common stock, $400 million of which is contingent on the completion of this acquisition. We announced our intention to repurchase approximately $700 million of the stock issued in the acquisition within six months of the completion of the acquisition. We expect to finance these share repurchases using cash provided by operating activities, as well as the issuance of new debt. For additional information about the potential issuance of new debt, see Note 4 of the Notes to Consolidated Financial Statements.

Borrowings and Credit Facility Availability

Net short-term repayments totaled $23.0 million during the three months ended March 31, 2007. There were no net short-term borrowings or payments during the three months ended March 31, 2006. This activity primarily represents repayments under our trade receivables-backed, 364-day revolving credit facility. Under this facility, a wholly-owned subsidiary of Equifax may borrow up to $125.0 million, subject to borrowing base availability and other terms and conditions, for general corporate purposes. The amended credit facility expires on November 29, 2007 and may be extended for an additional period of up to one year if specified conditions are satisfied. Outstanding debt under the facility is consolidated on our balance sheet for financial reporting purposes. Based on the calculation of the borrowing base applicable at March 31, 2007, $38.0 million was available for borrowing and $57.0 million was outstanding under this facility.

Net (repayments) borrowings under long-term revolving credit facilities were $(25.0) and $5.0 million during the three months ended March 31, 2007 and 2006, respectively. This activity represents net borrowings under our $500.0 million senior unsecured revolving credit agreement which expires on July 24, 2011. As of March 31, 2007, $500.0 million was available and there were no outstanding borrowings under this facility. We are permitted and have requested an increase in the borrowing limit under the accordion feature of this credit facility effective upon the completion of our acquisition of TALX discussed above. The outcome of our requested increase in the borrowing limit and the potential amount, if approved, is unknown at this time.

We are a party to a credit agreement with a Canadian financial institution that provides for a C$25.0 million, 364-day revolving credit agreement which expires September 30, 2007. During the first quarter of 2007, there was no activity under this facility. At March 31, 2007, there were no outstanding borrowings under this facility.

At March 31, 2007, 87% of our debt was fixed rate debt and 13% was variable rate debt. Our variable rate debt consists of the foregoing revolving credit facilities and generally bears interest based on a specified margin plus a base rate, London Interbank Offered Rate or commercial paper rate. These interest rates reset periodically, depending on the terms of the respective financing arrangements. At March 31, 2007, the interest rate on our significant variable debt was 5.6%. We were in compliance with all of our financial and non-financial debt covenants at March 31, 2007.

For additional information about our debt, including the terms of our financing arrangements, the basis for variable interest rates and debt covenants, see Note 5 of the Notes to Consolidated Financial Statements in our 2006 Form 10-K and Note 4 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Equity Transactions

Sources and uses of cash related to equity during the three months ended March 31, 2007 and 2006 were as follows:

•       We did not repurchase any shares under the stock repurchase program authorized by our Board of Directors during the three months ended March 31, 2007. We purchased a total of 1.2 million shares under this program for $45.0 million of our common stock on the open market, with an average price per share of $37.18 during the three months ended March 31, 2006. At March 31, 2007, the amount available for future share repurchases under this program was $782.6 million. This includes our Board of Directors authorization for an additional repurchase of $650.0 million of our common stock; $400 million of such repurchase authorization is contingent on the closing of our previously described pending acquisition of TALX.

•       Our dividends per share were $0.04 per share for both periods presented. We paid cash dividends of $5.0 million and $5.2 million in these periods, respectively.

•       We received cash of $6.5 million and $8.9 million, respectively, from the exercise of stock options.

Contractual Obligations, Commercial Commitments and Other Contingencies

Computer Sciences Corporation (“CSC”) has an option to sell their credit reporting business to us any time prior to 2013. We estimate the price range of that option to be approximately $650 million to $725 million, based on our internal analysis of the value of the business, current market conditions and other factors, all of which are subject to constant change. We also have an option to purchase CSC’s credit reporting business if CSC does not elect to renew its operating agreement with us on July 31, 2008.

On January 1, 2007,  we adopted Financial Accounting Standards Board (“FASB”)  Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our Consolidated Financial Statements. We have a $31.7 million liability recorded for the unrecognized tax benefits as of January 1, 2007, which includes interest and penalties of $5.8 million. We have recorded this liability in accordance with FIN 48; however, the timing related to any potential material, future payments, including possible settlements, is unknown at this time.

Our contractual obligations, commercial commitments and other contingencies have not materially changed from those reported in our 2006 Form 10-K. For additional information about certain obligations and contingencies, including those related to CSC, see Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Off-Balance Sheet Arrangements

Other than facility leasing arrangements, we do not engage in off-balance sheet financing activities. In 1998, we entered into a synthetic lease on our Atlanta corporate headquarters building in order to obtain favorable financing terms with regard to this facility. This $29.0 million lease expires in 2010. Lease payments for the remaining term totaled $5.5 million at March 31, 2007. Under this synthetic lease arrangement, we have guaranteed the residual value of the leased property to the lessor. In the event that the property were to be sold by the lessor at the end of the lease term, we would be responsible for any shortfall of the sales proceeds, up to a maximum amount of $23.2 million, which equals 80% of the value of the property at the beginning of the lease term. The liability for this shortfall, which was $1.4 million at March 31, 2007 and December 31, 2006, is recorded in other long-term liabilities on our Consolidated Balance Sheets.

Related Party Transactions

There have not been any material changes in transactions with related parties. For additional information about our related parties and associated transactions, see Note 13 of the Notes to Consolidated Financial Statements in our 2006 Form 10-K.

Pension Plans

We sponsor two non-contributory qualified defined benefit retirement plans covering certain inactive retired and terminated vested participants (the U.S. Retirement Income Plan, or “USRIP”) and all eligible actively employed participants, and certain inactive retired and terminated vested participants (the Equifax Inc. Pension Plan, or “EIPP”). We also maintain a defined benefit plan for most salaried and hourly employees in Canada (the Canadian Retirement Income Plan, or “CRIP”). Benefits of these plans are primarily a function of salary and years of service. We also maintain two supplemental executive retirement plans. Substantially all employees participate in one or more of these plans.

Significant U.S. Pension Plans.   At December 31, 2006, the USRIP and the EIPP met or exceeded ERISA’s minimum funding requirements. We do not expect to have to make any minimum funding contributions under ERISA for 2007 with respect to the USRIP or the EIPP based on applicable law as currently in effect. In January 2007, however, we made a discretionary contribution of $12.0 million to the EIPP. In the future, we will make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and liquidity needs. We are continuing to evaluate the impact the federal Pension Protection Act of 2006 may have on our future funding requirements and our Consolidated Financial Statements. This new pension law changes the method of valuing pension plan assets and liabilities for funding purposes, as well as minimum contribution levels required in 2008.

The discount rate assumption used to calculate annual expense was 5.70% for the USRIP and 5.89% for the EIPP for the twelve months ended December 31, 2006. In 2007, the discount rate used to calculate the annual SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), expense is 5.85% for the USRIP and 6.11% for the EIPP. The increase in discount rate is due to the general rise in long-term interest rates and the consequent effect on the yields of the hypothetical portfolio of long-term corporate bonds, which are used to determine the discount rate.

The expected rate of return on pension plan assets should approximate the actual long-term investment gain on those assets. The expected rate of return on plan assets used to calculate annual expense was 8.00% for the USRIP and 8.25% for the EIPP for the twelve months ended December 31,

2006. In 2007, the expected rate of return on plan assets used to calculate the annual SFAS 87 expense will be the same as 2006 for both plans.

Other Pension Plans.   For our non-U.S. tax-qualified retirement plans, we fund at least the amounts sufficient to meet minimum funding requirements, but no more than allowed as a tax deduction pursuant to applicable tax regulations. For the non-qualified supplementary retirement plans, we fund the benefits as they are paid to retired participants, but accrue the associated expense and liabilities in accordance with U.S. generally accepted accounting principles.

For additional information about our benefit plans, see Note 9 of the Notes to Consolidated Financial Statements in our 2006 Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the Notes to Consolidated Financial Statements in this Form 10-Q and Note 1 of the Notes to Consolidated Financial Statements in our 2006 Form 10-K. Additionally, for information about our adoption of FIN 48, see Note 6 of the Notes to Consolidated Financial Statements in this Form 10-Q.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The “Application of Critical Accounting Policies” section on page 46, and Note 1 to the Consolidated Financial Statements, in our 2006 Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from our estimates. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2007, excluding the change to our income tax critical accounting policy as a result of adoption FIN 48 on January 1, 2007.

Income Taxes.   We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the domestic and international jurisdictions in which we operate. This process involves us estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. We are required to assess the likelihood that our net deferred tax assets will be recovered from future taxable income or other tax planning strategies. To the extent we believe that recovery is not likely, we must establish a valuation allowance to reduce the deferred tax asset to the amount we estimate will be recoverable. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the Consolidated Statement of Income. A valuation allowance is currently set against certain net deferred tax assets because we believe it is more likely than not that these deferred tax assets will not be realized through the generation of future taxable income or other tax planning strategies. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and our future taxable income for purposes of assessing our ability to realize any future benefit from our deferred tax assets.

Our income tax provisions are based on assumptions and calculations which will be subject to examination by various tax authorities. Historically, we record tax benefits for positions in which we believe they are probable of being sustained under such examinations. In July 2006, the FASB issued FIN 48, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our Consolidated Financial Statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. Regularly, we assess the potential outcome of such examinations to determine the adequacy of our income tax accruals. We adjust our income tax provision during the period in which we determine new facts or circumstances arise, or when actual results of the examinations may differ from our estimates. Changes in tax laws and rates are reflected in our income tax provision in the period in which they occur.

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

The important factors that could cause actual results to differ materially from those in our specific forward-looking statements included in this Form 10-Q include, but are not limited to, the following:

•       Regarding our future liquidity needs discussed under “Liquidity and Financial Condition,” our pending acquisition of TALX Corporation, our ability to generate cash from operating activities and any declines in our credit ratings or financial condition which could restrict our access to the capital markets or materially increase our financing costs;

•       With respect to our pension funding obligations and expected rate of return on plan assets discussed in “Pension Plans” in MD&A, the impact of changes in accounting standards and pension funding laws and regulations, measurement of pension and other postretirement plan assets and pension liabilities, actuarial assumptions and future investment returns on pension assets and pension liabilities; and

•       With respect to Note 5  of the Notes to Consolidated Financial Statements, “Commitments and Contingencies”, and “Contractual Obligations, Commercial Commitments and Other Contingencies” in MD&A, changes in the market value of our assets or the actual cost of our commitments or contingencies, including, without limitation, the negotiated or appraised price payable under the CSC option, if exercised, and the outcome of our pending litigation referenced therein and in Part II, Item 1, “Legal Proceedings”.

You should also refer to the risk factors discussed in Part II, Item 1A of this Form 10-Q under “Risk Factors”, and in our 2006 Form 10-K under “Forward-Looking Statements” on page 2 and “Risk Factors” in Part I, Item 1A, and in our other filings with the SEC. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk,” in Part II, Item 7A of our 2006 Form 10-K. There were no material changes to our market risk exposure during the three months ended March 31, 2007.

ITEM 4.                CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CROA Litigation.   On November 19, 2004, an action was commenced captioned Robbie Hillis v. Equifax Consumer Services, Inc. and Fair Isaac, Inc., in the U.S. District Court for the Northern District of Georgia. Plaintiff asserts that defendants have jointly sold Equifax’s Score Power® credit score product in violation of certain procedural requirements under the federal Credit Repair Organizations Act (“CROA”) and in violation of the antifraud provisions of that statute. Plaintiff contends that Equifax Consumer Services, Inc., and Fair Isaac are “credit repair organizations” under the CROA and that the transaction by which he purchased Score Power® was in violation of the CROA and fraudulent. On February 5, 2007, the parties entered into an Agreement of Settlement and, on February 8, 2007, the District Court entered an order approving the parties’ motion to consolidate cases, for preliminary approval of class action settlement, for approval of notice plan, and a motion for certification of settlement class. Under the settlement, a class consisting of all purchasers from defendants of ScorePower, CreditWatch and a variety of related services, will release all CROA claims and will receive, on request, ScoreWatch for a three-month period without cost. Defendants also agreed to certain injunctive relief and will pay an award of fees to Plaintiffs’ counsel not to exceed $4 million. Notice to the class has been distributed and the final fairness hearing is scheduled to be held on June 4, 2007.

On April 19, 2006, in an action captioned Steven G. Millett and Melody J. Millett v. Equifax Information Services, LLC and Equifax Consumer Services, Inc., which was originally filed on June 16, 2004, and then transferred from the U.S. District Court for Kansas to the U.S. District Court for the Northern District of Georgia, plaintiffs filed a Fifth Amended Class Action Complaint. In this complaint, plaintiffs assert, among other allegations, that Equifax Consumer Services, Inc. sold Equifax’s Credit Watch product in violation of the CROA, asserting claims similar to those made by plaintiff in the Hillis case described in the preceding paragraph. On January 8, 2007, we entered into a settlement agreement with the Milletts by which their individual claims have been dismissed with prejudice. The class described originally by the complaint in Millett is subsumed in the Hillis settlement class.

NCRA/Standfacts Litigation.   On March 25, 2004, the National Credit Reporting Association, Inc. (“NCRA”), a trade association of mortgage credit information resellers, and, separately, 23 of NCRA’s members, commenced suits against Equifax, Experian and TransUnion alleging various violations of antitrust and unfair practices laws. After a variety of rulings on procedural and substantive issues, including grants on two occasions of all or part of defendants’ motions to dismiss, the remaining claims of all plaintiffs have been consolidated under a Third Amended Complaint, filed June 29, 2005, in an action captioned Standfacts Credit Services, et al. v. Experian Information Solutions, Inc., Equifax Inc., and TransUnion, LLC, pending in the U.S District Court of the Central District of California. The amended complaint seeks injunctive relief and unspecified amounts of damages. In 2005, the District Court granted defendants’ motions to dismiss all claims except for one remaining Sherman Act, Section 1 conspiracy claim. In late 2006, 19 of the 23 original plaintiffs were dismissed from the case by agreement. On January 18, 2007, the District Court entered a final order pursuant to stipulation of the parties dismissing all remaining claims of Plaintiffs, with prejudice, and preserving only the right of certain Plaintiffs to appeal the previous dismissal by the District Court of certain monopolization claims to the United States Court of Appeals for the Ninth Circuit. Plaintiffs filed their notice appeal with the Ninth Circuit on February 14, 2007.

VantageScore Litigation.   On March 14, 2006, Equifax and two other national credit reporting companies announced the development of VantageScore, a credit scoring system. VantageScore is being independently marketed and sold separately by the three national credit reporting companies through licensing agreements with VantageScore Solutions LLC, which is jointly owned by them. On October 11, 2006, Fair Isaac Corporation filed a lawsuit in the U.S. District Court for the District of Minnesota, alleging that the national credit reporting companies and VantageScore Solutions LLC violated antitrust laws, engaged in unfair competitive practices and infringed plaintiff’s trademark by using a credit score product with a score range that overlaps the FICO® score range. The defendants have filed answers denying the claims. The magistrate judge has entered a scheduling order setting the close of all discovery by February 2008 and a trial readiness date of June 1, 2008. Equifax believes the lawsuit is without merit and will vigorously defend itself and VantageScore Solutions LLC against these claims.

Other.   Equifax has been named as a defendant in various other legal actions, including administrative claims, class actions and other litigation arising in connection with our business. Some of the legal actions include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. We believe we have strong defenses to, and where appropriate, will vigorously contest, many of these matters. Given the number of these matters, some are likely to result in adverse judgments, penalties, injunctions, fines or other relief. However, we do not believe that these litigation matters will be individually, or in aggregate, material to our Consolidated Financial Statements. We may explore potential settlements before a case is taken through trial because of the uncertainty and risks inherent in the litigation process.

For information regarding contingent tax claims raised by the Canada Revenue Agency, and our accounting for legal contingencies, see Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q.

ITEM 1A.        RISK FACTORS

Our principal risk factors include, but are not limited to:

•       changes in U.S. and global economic conditions and significant movements in interest rates that impact consumer spending and use of consumer debt;

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

•       security risks relating to illegal third party efforts to access our data and interfere with our operating systems;

•       the impact of our pending acquisition of TALX Corporation, including our ability to obtain TALX shareholder approval of the transaction; the risk that the transaction will not be integrated successfully; the risk that anticipated cost savings and any other synergies from the acquisition may take longer to realize than expected or may not be fully realized; and the disruption from the acquisition making it more difficult to maintain relationships with customers, employees or suppliers;

•       risks associated with the integration of other acquired technologies, businesses and investments;

•       management of our outsourcing projects or key vendors, including technology infrastructure and related services;

•       third party claims alleging infringement of intellectual property or other proprietary rights, or alleging unfair competition or violation of privacy rights; and

•       the outcome of our pending litigation.

In addition to the factors discussed elsewhere in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our 2006 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2006 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during the three months ended March 31, 2007:

				Maximum Number
				(or Approximate
			Total Number	Dollar Value)
	Total	Average	of Shares Purchased	of Shares that May
	Number	Price	as Part of	Yet Be Purchased
	of Shares	Paid	Publicly-Announced	Under the Plans or
Period	Purchased(1)	Per Share(2)	Plans or Programs	Programs(3)
December 31, 2006				$132,623,714
January 1 - January 31, 2007	6,211	$—	—	$132,623,714
February 1 - February 28, 2007	1,003	$—	—	$782,623,714
March 1 - March 31, 2007	649	$—	—	$782,623,714
Total	7,863	$—	—	$782,623,714

(1)          The total number of shares purchased generally includes: (1) shares purchased pursuant to our publicly announced share repurchase program (“Program”); and (2) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 6,211 shares in January 2007, 1,003 shares in February 2007 and 649 shares in March 2007.

(2)          Average price paid per share for shares purchased as part of the Program (includes brokerage commissions). There were no purchases under the Program during the three months ended March 31, 2007.

(3)          The Program was last amended by our Board of Directors in February 2007, to authorize the repurchase of $650.0 million of our common stock (in addition to the then-remaining previous authorization of $132.6 million) from time to time, directly or through brokers or agents, and has no stated expiration date; $400 million of such repurchase authorization is contingent on the closing of our previously described pending acquisition of TALX Corporation.

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

EQUIFAX INC.
(Registrant)
Date: May 3, 2007	By:	/s/ RICHARD F. SMITH
Richard F. Smith
Chairman and Chief Executive Officer (Principal Executive Officer)
Date: May 3, 2007		/s/ LEE ADREAN
Lee Adrean
Corporate Vice President and Chief Financial Officer (Principal Financial Officer)
Date: May 3, 2007		/s/ NUALA M. KING
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