Form 10-Q
period 2007-06-30
EQUIFAX INC
filed 2007-08-01
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2007
Common Stock, $1.25 Par Value	140,824,139

EQUIFAX INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2007
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.                CONSOLIDATED FINANCIAL STATEMENTS

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 30,
(In millions, except per share amounts)	2007	2006
	(Unaudited)
Operating revenue	$454.5	$387.7
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	189.9	161.8
Selling, general and administrative expenses	115.2	109.0
Depreciation and amortization	29.6	20.5
Total operating expenses	334.7	291.3
Operating income	119.8	96.4
Interest expense	(10.4)	(8.2)
Minority interests in earnings, net of tax	(1.3)	(1.1)
Other income, net	1.1	15.0
Income before income taxes	109.2	102.1
Provision for income taxes	(39.1)	(32.5)
Net income	$70.1	$69.6
Basic earnings per common share	$0.52	$0.54
Weighted-average shares used in computing basic earnings per share	134.9	128.1
Diluted earnings per common share	$0.51	$0.53
Weighted-average shares used in computing diluted earnings per share	138.6	130.4
Dividends per common share	$0.04	$0.04

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	June 30,
(In millions, except per share amounts)	2007	2006
	(Unaudited)
Operating revenue	$859.7	$761.7
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	359.2	313.0
Selling, general and administrative expenses	212.8	201.5
Depreciation and amortization	51.0	41.6
Total operating expenses	623.0	556.1
Operating income	236.7	205.6
Interest expense	(17.8)	(16.1)
Minority interests in earnings, net of tax	(2.7)	(2.0)
Other income, net	1.3	15.5
Income before income taxes	217.5	203.0
Provision for income taxes	(78.4)	(70.5)
Net income	$139.1	$132.5
Basic earnings per common share	$1.07	$1.03
Weighted-average shares used in computing basic earnings per share	129.9	128.6
Diluted earnings per common share	$1.05	$1.01
Weighted-average shares used in computing diluted earnings per share	132.9	131.0
Dividends per common share	$0.08	$0.08

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except par values)	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$264.2	$67.8
Trade accounts receivable, net of allowance for doubtful accounts of $8.5 and $8.7 at June 30, 2007 and December 31, 2006, respectively	296.2	244.8
Prepaid expenses	35.5	21.5
Other current assets	29.9	11.1
Total current assets	625.8	345.2
Property and equipment:
Capitalized internal-use software and system costs	263.9	243.8
Data processing equipment and furniture	159.3	132.2
Land, buildings and improvements	37.5	29.7
Total property and equipment	460.7	405.7
Less accumulated depreciation and amortization	(273.0)	(243.8)
Total property and equipment, net	187.7	161.9
Goodwill	1,778.5	842.0
Indefinite-lived intangible assets	95.5	95.2
Purchased intangible assets, net	801.0	242.2
Prepaid pension asset	57.8	47.7
Other assets, net	67.4	56.4
Total assets	$3,613.7	$1,790.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current maturities	$427.2	$330.0
Accounts payable	33.9	23.5
Accrued expenses	69.2	62.0
Accrued salaries and bonuses	34.4	41.9
Deferred revenue	72.4	62.7
Other current liabilities	79.5	62.0
Total current liabilities	716.6	582.1
Long-term debt	778.6	173.9
Deferred income tax liabilities, net	267.1	70.8
Long-term pension and other postretirement benefit liabilities	60.7	65.3
Other long-term liabilities	63.5	60.4
Total liabilities	1,886.5	952.5
Commitments and Contingencies (see Note 5)
Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized shares—10.0; Issued shares—none	—	—
Common stock, $1.25 par value: Authorized shares—300.0; Issued shares—187.7 and 186.3 at June 30, 2007 and December 31, 2006, respectively; Outstanding shares—142.7 and 124.7 at June 30, 2007 and December 31, 2006, respectively	234.7	232.9
Paid-in capital	985.8	609.2
Retained earnings	1,907.4	1,778.6
Accumulated other comprehensive loss	(204.2)	(232.2)
Treasury stock, at cost, 41.3 shares and 57.7 shares at June 30, 2007 and December 31, 2006	(1,138.9)	(1,490.9)
Stock held by employee benefits trusts, at cost, 3.7 shares and 3.9 shares at June 30, 2007 and December 31, 2006	(57.6)	(59.5)
Total shareholders’ equity	1,727.2	838.1
Total liabilities and shareholders’ equity	$3,613.7	$1,790.6

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(In millions)	2007	2006
	(Unaudited)
Operating activities:
Net income	$139.1	$132.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51.0	41.6
Stock-based compensation expense	9.0	10.8
Tax effects of stock-based compensation plans	10.8	4.2
Excess tax benefits from stock-based compensation plans	(10.5)	(4.1)
Deferred income taxes	(1.1)	0.3
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	0.5	(20.5)
Prepaid expenses and other current assets	(17.9)	(6.6)
Other assets	(14.4)	(4.7)
Current liabilities, excluding debt	(15.4)	14.3
Other long-term liabilities, excluding debt	2.0	(13.0)
Cash provided by operating activities	153.1	154.8
Investing activities:
Capital expenditures	(31.8)	(26.5)
Acquisitions, net of cash acquired	(290.7)	—
Other	(3.8)	(0.1)
Cash used in investing activities	(326.3)	(26.6)
Financing activities:
Net short-term borrowings	97.1	3.3
Net repayments under long-term revolving credit facilities	(121.6)	(30.0)
Treasury stock purchases	(170.3)	(98.6)
Dividends paid	(10.0)	(10.3)
Proceeds from exercise of stock options	22.4	13.4
Excess tax benefits from stock-based compensation plans	10.5	4.1
Proceeds from issuance of long-term debt	544.6	—
Payments on cash flow hedges	(4.9)	—
Other	(0.1)	0.1
Cash provided by (used in) financing activities	367.7	(118.0)
Effect of foreign currency exchange rates on cash and cash equivalents	1.9	0.5
Increase in cash and cash equivalents	196.4	10.7
Cash and cash equivalents, beginning of period	67.8	37.5
Cash and cash equivalents, end of period	$264.2	$48.2

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(UNAUDITED)

							Stock
					Accumulated		Held By
	Common Stock				Other		Employee	Total
	Shares		Paid-In	Retained	Comprehensive	Treasury	Benefits	Shareholders’
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Trusts	Equity
	(In millions, except per share amounts)
Balance, December 31, 2006	124.7	$232.9	$609.2	$1,778.6	$(232.2)	$(1,490.9)	$(59.5)	$838.1
Net income	—	—	—	139.1	—	—	—	139.1
Other comprehensive income	—	—	—	—	28.0	—	—	28.0
Shares issued under stock plans	1.2	1.6	18.5	—	—	—	—	20.1
Shares issued under benefits plans	0.2	—	1.8	—	—	—	1.6	3.4
Treasury stock exchanged for option price	—	—	—	—	—	(0.5)	—	(0.5)
Treasury stock exchanged for minimum tax withholdings	—	—	—	—	—	(1.1)	—	(1.1)
Treasury stock issued for TALX acquisition	20.6	—	330.7	—	—	532.9	—	863.6
Treasury stock purchased ($42.91 per share)*	(4.2)	—	—	—	—	(179.3)	—	(179.3)
Cash dividends ($0.04 per share)	—	—	—	(10.3)	—	—	—	(10.3)
Reclassification of director deferred compensation plan from liabilities to shareholders’ equity based on plan amendments	—	—	5.5	—	—	—	—	5.5
Stock-based compensation expense	—	—	9.0	—	—	—	—	9.0
Tax effects of stock-based compensation plans	—	—	10.8	—	—	—	—	10.8
Dividends paid to employee benefits trusts	—	—	0.3	—	—	—	—	0.3
Other	0.2	0.2	—	—	—	—	0.3	0.5
Balance, June 30, 2007	142.7	$234.7	$985.8	$1,907.4	$(204.2)	$(1,138.9)	$(57.6)	$1,727.2

*                      At June 30, 2007, approximately $603.3 million was authorized for future repurchases of our common stock.

Accumulated Other Comprehensive Loss consists of the following components:

	June 30,	December 31,
	2007	2006
	(In millions)
Foreign currency translation	$(85.5)	$(113.2)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $66.5 at June 30, 2007	(115.1)	—
Minimum pension liability, net of accumulated tax of $4.5 at December 31, 2006	—	(7.7)
Adjustment to initially apply SFAS 158, net of accumulated tax of $63.8 at December 31, 2006	—	(110.7)
Cash flow hedging transactions, net of accumulated tax of $2.1 and $0.4 at June 30, 2007 and December 31, 2006, respectively	(3.6)	(0.6)
Accumulated other comprehensive loss	$(204.2)	$(232.2)

Comprehensive Income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)
Net income	$70.1	$69.6	$139.1	$132.5
Other comprehensive income:
Foreign currency translation adjustment	21.6	10.5	27.7	18.9
Recognition of prior service cost and actuarial losses related to our pension and other postretirement benefit plans	1.5	—	3.3	—
Change in cumulative loss from cash flow hedging transactions	(3.0)	0.2	(3.0)	0.6
Comprehensive income	$90.2	$80.3	$167.1	$152.0

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2007

As used herein, the terms “Equifax”, “the Company”, “we”, “our” and “us” refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

1.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations.   We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of June 30, 2007, we operated in 14 countries: Argentina, Brazil, Canada, Chile, Costa Rica, El Salvador, Honduras, Peru, Portugal, the Republic of Ireland, Spain, the United Kingdom (“U.K.”), Uruguay, and the United States of America (“U.S.”)

We develop, maintain and enhance secured proprietary information databases through the compilation of accounts receivable and employment information about consumers and businesses that we obtain from a variety of sources, such as credit granting institutions, public record information (including bankruptcies, liens and judgments), income and tax information primarily from large to mid-sized companies in the U.S., and marketing information from surveys and warranty cards. We process this information utilizing our proprietary information management systems.

Basis of Presentation.   The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, this Form 10-Q does not include all of the information required by GAAP for complete financial statements. As a result, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2006 (“2006 Form 10-K”).

Our unaudited Consolidated Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods presented therein. All adjustments made have been of a normal recurring nature.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)		(In millions)
Weighted-average shares outstanding (basic)	134.9	128.1	129.9	128.6
Effect of dilutive securities:
Stock options	3.5	1.8	2.9	1.9
Long-term incentive plans	0.2	0.5	0.1	0.5
Weighted-average shares outstanding (diluted)	138.6	130.4	132.9	131.0

For the three and six months ended June 30, 2007, less than 0.1 million and 0.3 million options, respectively, were considered antidilutive and therefore excluded from this calculation. For the three and six months ended June 30, 2006, 0.7 million and 0.5 million options, respectively, were excluded from this calculation.

Purchased Intangible Assets.   Purchased intangible assets represent the estimated fair value of acquired intangible assets used in our business. Purchased data files represent the estimated fair value of files acquired primarily through the purchase of independent credit reporting agencies in the U.S. and Canada. We expense the cost of modifying and updating credit files in the period such costs are incurred. We generally amortize purchased data files, which primarily consist of acquired credit files, on a straight-line basis. All of our other purchased intangible assets are also amortized on a straight-line basis. See Notes 2 and 3 for additional information about our purchased intangible assets.

Asset	Useful Life
(in years)
Purchased data files	15
Acquired software and technology	3 to 10
Non-compete agreements	2 to 5
Proprietary database	6
Customer relationships	5 to 25
Trade names	2 to 10

Revenue Recognition.   As a result of our May 15, 2007 acquisition of TALX, we have expanded certain of our revenue recognition policies to account for our new operations. TALX revenues are generally recognized pursuant to annual or multi-year contracts.

Revenues from The Work Number business are realized primarily from transaction or monthly fees and, to a lesser degree, based on up-front set-up fees and periodic maintenance fees. Revenues for transaction fees are recognized in the period that they are earned, based on fees charged to users at the time they conduct verifications of employment and income. The revenue for set-up fees and monthly maintenance fees is recognized on a straight-line basis from the time the service is available to be used by our clients through the end of the service period.

Certain revenues from the Tax and Talent Management Services business are recognized in the period that they are earned, as the services are provided. Employment tax management revenue that is contingent upon achieving certain performance criteria is recognized when those criteria are met. We realize revenues for our tax credits and incentives contracts on a contingent basis, as a percentage of the tax credits and incentives delivered to our clients.

In relationships with certain of our TALX customers, we enter into agreements with more than one of our service offerings included in the arrangement. In accordance with the consensus of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” as these fee arrangements are similar to those charged to other clients, we recognize revenue on the basis of the fair values of the underlying services.

Deferred revenue at June 30, 2007 principally represents the unearned portion of The Work Number set-up fees and employment tax management fees.

Recent Accounting Pronouncements.   In November 2005, Financial Accounting Standards Board Staff Position FAS No. 123(R)-3: “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3’), was issued, which provides a practical or simplified transition election related to accounting for the tax effects of share-based payment awards to employees as opposed to the more detailed method provided in SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”). FSP 123R-3 allowed us to elect a transition method up to one year from the date of adoption of SFAS 123R. Accordingly, on January 1, 2007, we elected the simplified method as described in FSP123R-3. As a result of electing this transition method, we are required to retrospectively apply this method to our 2006 Consolidated Statement of Cash Flows since we were required to apply the more detailed method in SFAS 123R until we elected a transition method. The reclassification between cash provided by operating activities and cash provided by financing activities on our 2006 Consolidated Statement of Cash Flows as a result of electing the simplified method is not material.

In March 2007, the FASB ratified the consensus reached by the EITF related to EITF Issue No. 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”), which requires (1) the recognition of a liability related to postretirement benefits covered by collateral split-dollar life insurance arrangements since the employer has the obligation to provide the benefit to the employee and (2) to recognize and measure the asset based on the nature and substance of the arrangement. We have collateral split-dollar life insurance arrangements for certain employees of the Company. The liability is required to be recognized in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits, Other Than Pensions,” or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967,” as appropriate. For transition purposes, we may adopt EITF 06-10 as a change in accounting principle through either (1) retrospective application to all periods presented or (2) a cumulative-effect adjustment to retained earnings. We will be required to adopt EITF 06-10 on January 1, 2008. We are currently evaluating the impact of adopting EITF 06-10 on our Consolidated Financial Statements.

For additional recent accounting pronouncements pending adoption, see Note 1 of the Notes to Consolidated Financial Statements in our 2006 Form 10-K.

2.                 ACQUISITION

TALX Acquisition.   On May 15, 2007, we completed the acquisition of all of the outstanding shares of TALX Corporation (“TALX”), a leading provider of employment and income verification and human resources business process outsourcing services. The acquisition aligns with our long-term growth strategy of expanding into new markets with unique data. Under the terms of the transaction, we issued 20.6 million shares of Equifax common stock, issued 1.9 million fully-vested options to purchase Equifax common stock and paid approximately $269.0 million in cash, net of cash acquired, plus transaction costs of approximately $18.0 million. The fair value of options issued was determined using a binomial valuation model. The fair value of the vested options is included in the total purchase price. The options have a weighted-average exercise price of $9.11 and a weighted-average remaining contractual term of 4.9 years. We also assumed TALX’s outstanding debt, which had a fair value totaling $177.6 million at May 15, 2007. We financed the cash portion of the acquisition with borrowings under our senior revolving credit facility. The results of TALX’s operations are included in our Consolidated Financial Statements beginning on May 15, 2007.

The TALX acquisition was recorded by allocating the cost of completing the acquisition to the assets acquired, including identifiable intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date pursuant to SFAS No. 141, “Business Combinations” (“SFAS 141”). The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed was recorded as goodwill. The allocation below is preliminary, as the final valuation of certain intangible assets and tax contingencies has not been resolved.

The preliminary purchase price allocation is as follows:

(in millions)
Net tangible assets	$49.1
Identifiable intangible assets*	571.9
Goodwill**	917.9
Long-term debt	(177.6)
Long-term deferred income tax liabilities, net	(196.7)
Net assets acquired	$1,164.6

*                    Our preliminary valuation of identifiable intangible assets acquired includes the following:

		Weighted-
		average
		remaining
Intangible asset category	Fair value	useful life
	(in millions)	(in years)
Customer relationships	$379.8	20.3
Proprietary database	120.5	5.9
Technology	38.2	3.9
Trade names	33.4	8.9
Total acquired intangibles	$571.9	15.5

**             Of the $917.9 million in goodwill included in the preliminary purchase price allocation, all of which is allocated to the TALX operating segment, $107.5 million is tax deductible.

In connection with the TALX acquisition, our Board of Directors in February 2007 approved an increase in the amount of repurchases under our common stock repurchase program to $783.0 million. We expect to finance share repurchases using cash provided by operating activities, issuance of commercial paper or other borrowings. See Note 4 for additional information about our commercial paper program. During the three months ended June 30, 2007, we repurchased 4.2 million shares for $179.3 million.

Pro Forma Results.   The following pro forma financial information for the three and six months ended June 30, 2007 and 2006 presents the combined results of operations of Equifax and TALX as if the acquisition had occurred on January 1, 2007 and 2006, respectively. The combined results of operations have been adjusted for the impact of certain acquisition-related items, including additional amortization of identified intangible assets, additional financing expenses and other direct costs. The impact of pro forma adjustments are tax-effected at the expected future consolidated corporate tax rate.

The unaudited pro forma financial information is not intended to represent, or be indicative of, our consolidated results of operations or financial condition that would have been reported had the acquisition been completed as of the beginning of each of the periods presented. This information is provided for illustrative purposes only and is not necessarily indicative of our future consolidated results of operations or financial condition.

	Unaudited, Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions, except per share data)
Revenue	$488.1	$453.9	$967.0	$887.9
Operating income	$124.2	$100.9	$252.8	$216.8
Net income	$70.8	$68.3	$143.2	$131.4
Net income per share:
Basic	$0.46	$0.46	$0.95	$0.88
Diluted	$0.44	$0.45	$0.93	$0.86

3.                 GOODWILL AND INTANGIBLE ASSETS

The allocation of the TALX purchase price to goodwill and intangible assets is preliminary, as the final valuation of certain intangible assets and tax contingencies has not been resolved. See Note 2 for additional information about the TALX acquisition.

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

As discussed in Note 9, we realigned our organization, effective January 1, 2007, which resulted in new reportable segments. To reflect this new organizational structure, we have reallocated goodwill to our new reporting units based on their relative fair value, as applicable, in accordance with SFAS 142. When reporting units are changed, SFAS 142 requires that goodwill be tested for impairment. During the first quarter of 2007, we performed our goodwill impairment test following the reallocation of goodwill, which resulted in no impairment.

Goodwill allocated to our reportable segments at December 31, 2006 under our prior organizational structure was as follows:

	North American	Europe	Latin American
	Operations	Operations	Operations	Corporate	Total
	(In millions)
Balance, December 31, 2006	$552.1	$119.7	$164.3	$5.9	$842.0

All of our reportable segments changed as a result of our organizational realignment effective January 1, 2007. Goodwill reallocated as a result of our organizational realignment as of January 1, 2007 and changes in the amount of goodwill for the six months ended June 30, 2007 are as follows:

	U.S. Consumer		North America	North America
	Information		Personal	Commercial
	Solutions	International	Solutions	Solutions	TALX	Total
	(in millions)
Balance, January 1, 2007*	$491.4	$310.7	$1.8	$38.1	$—	$842.0
Acquisitions	—	—	—	—	917.9	917.9
Purchase price adjustment	(0.2)	—	—	0.1	—	(0.1)
Foreign currency translation	—	18.2	—	0.5	—	18.7
Balance, June 30, 2007	$491.2	$328.9	$1.8	$38.7	$917.9	$1,778.5

*                    Date of goodwill reallocation based on organizational realignment, which changed our reportable segments.

Indefinite-Lived Intangible Assets.   Indefinite-lived intangible assets consist of contractual/territorial rights representing the estimated fair value of rights to operate in certain territories acquired through the purchase of independent credit reporting agencies in the U.S. and Canada. Our contractual/territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. In accordance with SFAS 142, we are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. During the six months ended June 30, 2007, contractual/territorial rights increased $0.3 million to $95.5 million due to foreign currency translation.

Purchased Intangible Assets.   Purchased intangible assets represent the estimated fair value of acquired intangible assets used in our business. All of our purchased intangible assets are amortized on a straight-line basis. See Note 1 for additional information about the useful lives related to our purchased intangible assets.

Purchased intangible assets at June 30, 2007 and December 31, 2006 consist of the following:

	June 30, 2007			December 31, 2006
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(In millions)
Definite-lived intangible assets:
Purchased data files	$397.9	$(203.0)	$194.9	$390.8	$(191.3)	$199.5
Acquired software and technology	78.6	(18.3)	60.3	39.1	(15.7)	23.4
Customer relationships	399.3	(4.8)	394.5	18.5	(1.9)	16.6
Proprietary database	120.5	(2.3)	118.2	—	—	—
Non-compete agreements	6.2	(6.2)	—	5.9	(4.6)	1.3
Trade names	34.5	(1.4)	33.1	2.0	0.6	1.4
Total definite-lived intangible assets	$1,037.0	$(236.0)	$801.0	$456.3	$(214.1)	$242.2

Amortization expense related to purchased intangible assets was $14.6 million and $7.7 million during the three months ended June 30, 2007 and 2006, respectively. Amortization expense related to purchased intangible assets was $22.4 million and $16.0 million during the six months ended June 30, 2007 and 2006, respectively. Estimated future amortization expense related to definite-lived purchased intangible assets at June 30, 2007 is as follows:

Years ending December 31,	Amount
(In millions)
Six months ending December 31, 2007	$43.7
2008	86.2
2009	85.0
2010	82.5
2011	79.7
Thereafter	423.9
$801.0

4.                 DEBT

Debt outstanding at June 30, 2007 and December 31, 2006 was as follows:

	June 30,	December 31,
	2007	2006
	(In millions)
Commercial Paper	$177.1	$—
Notes, 4.95%, due November 2007	250.0	250.0
Notes, 7.34%, due May 2014	75.0	—
Notes, 6.30%, due July 2017	300.0	—
Debentures, 6.90%, due July 2028	150.0	150.0
Notes, 7.00%, due July 2037	250.0	—
Trade receivables-backed revolving credit facility	—	80.0
Borrowings under long-term revolving credit facilities	—	25.0
Other	0.1	0.1
Total debt	1,202.2	505.1
Less short-term debt and current maturities	(427.2)	(330.0)
Less long-term unamortized discounts	(2.3)	(1.2)
Plus fair value adjustment	5.9	—
Total long-term debt, net	$778.6	$173.9

Senior Credit Facility.   During the second quarter, we amended our senior unsecured revolving credit facility with a group of financial institutions (the “Senior Credit Facility”) to increase the borrowing limit from $500.0 million to $850.0 million. Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Senior Credit Facility expires in July 2011. At June 30, 2007, no amounts were outstanding under the Senior Credit Facility.

Commercial Paper Program.   On May 22, 2007, we established an $850.0 million commercial paper program in which borrowings bear interest at either a variable rate (based on LIBOR or other benchmarks) or a fixed rate, with the applicable rate and margin established through private placement of commercial paper notes from time to time. Maturities of commercial paper can range from overnight to 397 days. We use commercial paper issuances as a primary instrument for general corporate purposes. Since the commercial paper program is backstopped by our Senior Credit Facility, the amount of commercial paper which may be issued under the program is reduced by the amount of any outstanding borrowings under our Senior Credit Facility. To the extent commercial paper borrowings bear interest at a variable rate, the Company has interest rate risk when such debt is outstanding. At June 30, 2007, $177.1 million in commercial paper notes were outstanding, at a weighted-average fixed interest rate of 5.41% per annum, all with maturities of less than 90 days.

TALX Debt.   At the closing of the TALX acquisition in May 2007, we assumed $75.0 million in 7.34% Senior Guaranteed Notes (“TALX Notes”) privately placed by TALX with several institutional investors in May 2006 and $96.6 million outstanding under TALX’s revolving credit facility. We are required to repay the principal amount of the TALX Notes in five equal annual installments commencing on May 25, 2010 with a final maturity date of May 25, 2014. We may prepay the TALX Notes subject to certain restrictions and the payment of a make-whole amount. Under certain circumstances, we may be required to use proceeds of certain asset dispositions to prepay a portion of the TALX Notes. Interest on the TALX Notes is payable semiannually until the principal becomes due and payable. We identified a fair value adjustment related to the TALX Notes in applying purchase accounting; this amount will be amortized against interest expense over the remainder of the term of the TALX Notes. At June 30, 2007, the remaining balance of this adjustment is $5.9 million and is included in long-term debt on the Consolidated Balance Sheet. Subsequent to the TALX acquisition, we repaid and terminated the TALX revolving credit facility with borrowings under our Senior Credit Facility. See Note 2 for additional information about the TALX acquisition.

6.3% and 7.0% Senior Notes.   On June 28, 2007, we issued $300.0 million principal amount of 6.3%, ten-year senior notes and $250.0 million principal amount of 7.0%, thirty-year senior notes (collectively, the “Notes”) in underwritten public offerings. Interest is payable semi-annually in arrears on January 1 and July 1 of each year, beginning January 1, 2008. The net proceeds of the financing have been or will be used to repay short-term indebtedness, a substantial portion of which was incurred in connection with our acquisition of TALX. We must comply with various non-financial covenants, including certain limitations on liens, additional debt and mortgages, mergers, asset dispositions and sale-leaseback arrangements. The Notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness. Debt issuance costs capitalized under these offerings totaled approximately $4.0 million. The original issuance discount on these offerings totaled $1.3 million.

In conjunction with the sale of the Notes, we entered into cash flow hedges on $200.0 million and $250.0 million notional amount, respectively, of ten-year and thirty-year Treasury notes. These hedges were settled on June 25 and June 26, 2007, the dates the Notes were sold, requiring payment of $1.9 million and $3.0 million, respectively. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the impact of these settlements has been recorded in other comprehensive income and will be amortized against interest expense over the respective terms of the Notes.

Trade Receivables-Backed Revolving Credit Facility.   We are party to a trade receivables-backed, revolving credit facility under which a wholly-owned subsidiary of Equifax may borrow up to $125.0 million, subject to borrowing base availability and other terms and conditions, for general corporate purposes. Based on the calculation of the borrowing base applicable at June 30, 2007, $106.5 million was available for borrowing and there were no outstanding borrowings under this facility, which is included in short-term debt and current maturities on our Consolidated Balance Sheet.

Canadian Credit Facility.   We are a party to a credit agreement with a Canadian financial institution that provides for a C$25.0 million (denominated in Canadian dollars), 364-day revolving credit agreement. During the six months ended June 30, 2007, there was no activity under this facility. At June 30, 2007, there were no outstanding borrowings under this facility.

For additional information about these revolving credit facilities, see Note 5 of the Notes to Consolidated Financial Statements in our 2006 Form 10-K.

5.                 COMMITMENTS AND CONTINGENCIES

Headquarters Lease.   Other than leasing arrangements, we do not engage in off-balance sheet financing activities. Under the terms of the $29.0 million operating lease for our headquarters building in Atlanta, Georgia, which commenced in 1998 and expires in 2010, we have guaranteed a portion of the residual value of the building at the end of the lease. Total lease payments for the remaining term total $5.0 million. Under this synthetic lease arrangement, we have also guaranteed the residual value of the leased property to the lessor. In the event that the property were to be sold by the lessor at the end of the lease term, we would be responsible for any shortfall of the sales proceeds, up to a maximum amount of $23.2 million, which equals 80% of the value of the property at the beginning of the lease term. The liability for this estimated shortfall, which we estimated at $1.4 million at June 30, 2007 and December 31, 2006, is recorded in other long-term liabilities on our Consolidated Balance Sheets.

Data Processing, Outsourcing Services and Other Agreements.   We have separate agreements with International Business Machines Corporation (“IBM”), Acxiom and others to outsource portions of our computer data processing operations and related functions, and certain other administrative and operational services. The agreements expire between 2007 and 2013. The estimated aggregate minimal contractual obligation remaining under these agreements is approximately $330.0 million as of

December 31, 2006, with no future year’s minimum contractual obligation expected to exceed approximately $75.0 million. Annual payment obligations in regard to these agreements vary due to factors such as the volume of data processed; changes in our servicing needs as a result of new product offerings, acquisitions or divestitures; the introduction of significant new technologies; foreign currency; or the general rate of inflation. Our data processing outsourcing agreement with IBM was renegotiated in 2003 for a ten-year term. Under this agreement (which covers our operations in North America, Europe, Brazil and Chile), we have outsourced our mainframe and midrange operations, help desk service and desktop support functions, and the operation of our voice and data networks. The scope of such services varies by location. During the twelve months ended December 31, 2006, 2005 and 2004, we paid $112.1 million, $120.8 million and $110.5 million, respectively, for these services. The estimated future minimum contractual obligation at December 31, 2006 under this agreement is $290.7 million, with no year’s minimum contractual obligation expected to exceed approximately $45.0 million. In certain circumstances (e.g., a change in control or for our convenience), we may terminate these data processing and outsourcing agreements, and, in doing so, certain of these agreements require us to pay a significant penalty. Additionally, we may terminate these agreements without penalty in the event that IBM is in material breach of the terms of the agreement.

Agreement with Computer Sciences Corporation.   We have an agreement with Computer Sciences Corporation and certain of its affiliates, collectively CSC, under which CSC-owned credit reporting agencies utilize our computerized credit database services. CSC retains ownership of its credit files and the revenues generated by its credit reporting activities. We receive a processing fee for maintaining the database and for each report supplied. The agreement expires July 31, 2008 and is renewable at the option of CSC for successive ten-year periods. The agreement provides us with an option to purchase CSC’s credit reporting business if it does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. Under the agreement, CSC also has an option, exercisable at any time, to sell its credit reporting business to us. The option expires in 2013. The option exercise price will be determined by a third-party appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if the option were exercised at December 31, 2006, the price range would approximate $650.0 million to $725.0 million. This estimate is based solely on our internal analysis of the value of the businesses, current market conditions and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than the estimated amount.

Guarantees.   We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit were not material at June 30, 2007, and all have a maturity of one year or less. Guarantees are issued from time to time to support the needs of operating units. We also guarantee the operating lease payments of a lease between third parties. The operating lease, which expires December 31, 2011, has a remaining balance of $6.0 million based on the undiscounted value of remaining lease payments, including real estate taxes, at June 30, 2007. We believe that the likelihood of demand for payment by us is minimal and expect no material losses to occur related to this guarantee. Accordingly, we do not have a liability on our Consolidated Balance Sheets at June 30, 2007 or December 31, 2006 related to this guarantee.

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

We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We have no accrual related to indemnifications on our Consolidated Balance Sheets at June 30, 2007 and December 31, 2006.

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

Tax Matters.   In 2003, the Canada Revenue Agency (“CRA”) issued Notices of Reassessment, asserting that Acrofax, Inc., a wholly-owned Canadian subsidiary of Equifax, is liable for additional tax for the 1995 through 2000 tax years, related to certain intercompany capital contributions and loans. The additional tax sought by the CRA for these periods ranges, based on alternative theories, from $8.1 million ($8.5 million in Canadian dollars) to $17.9 million ($19.0 million in Canadian dollars) plus interest and penalties. Subsequently in 2003, we made a statutorily-required deposit for a portion of the claim. We intend to vigorously contest these reassessments and do not believe we have violated any statutory provision or rule. While we believe our potential exposure is less than the asserted claims and not material to our Consolidated Financial Statements, if the final outcome of this matter was unfavorable to us, an additional claim may be filed by the local province. The likelihood and potential amount of such claim is unknown at this time. We cannot predict when this tax matter will be resolved.

For additional information about these and other commitments and contingencies, see Note 6 of the Notes to Consolidated Financial Statements in our 2006 Form 10-K.

6.                 INCOME TAXES

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our Consolidated Financial Statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We adopted FIN 48 on January 1, 2007. For transition purposes, we adopted FIN 48 as a change in accounting principle through a cumulative-effect adjustment to retained earnings. The impact of our reassessment of our tax positions in accordance with the requirements of FIN 48 was immaterial to our Consolidated Financial Statements.

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes on our Consolidated Statements of Income. Our classification of interest and penalties did not change as a result of adopting FIN 48.

We have a $31.7 million liability recorded for unrecognized tax benefits as of January 1, 2007, which includes interest and penalties of $5.8 million. The total amount of unrecognized benefits that, if recognized, would affect the effective tax rate is $26.7 million, which includes interest and penalties of $3.8 million. There have not been any material changes in our liability for unrecognized tax benefits, including interest and penalties, during the six months ended June 30, 2007. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

Equifax and its subsidiaries are subject to U.S federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years before 2002, with few exceptions including those discussed below for Canada and the U.K. In Canada, we are under audit by the Canada Revenue Agency for the 1995 through 2002 tax years (see Note 5 of the Notes to Consolidated Financial Statements). For the U.K., tax years after 1999 are open.

Effective Tax Rate.   Our effective income tax rate was 35.8% for the three months ended June 30, 2007, up from 31.8% for the same period in 2006 due primarily to a $14.1 million non-taxable litigation settlement gain recorded during the second quarter of 2006. Additionally, the June 30, 2007 rate reflects a lower foreign and state tax rate compared to the June 30, 2006 rate and a favorable discrete item related to our foreign tax credit utilization. The effective income tax rate was 36.1% for the six months ended June 30, 2007, up from 34.7% for the same period in 2006 due to the same factors discussed above.

7.                 BENEFIT PLANS

We have defined benefit pension plans and defined contribution plans. Substantially all U.S., Canadian and U.K. employees participate in one or more of these plans. We also maintain certain health care and life insurance benefit plans for eligible retired employees.

The following table provides the components of net periodic benefit cost for the three months ended June 30, 2007 and 2006:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2007	2006	2007	2006
	(In millions)
Service cost	$2.6	$2.4	$0.1	$0.1
Interest cost	8.3	8.0	0.4	0.4
Expected return on plan assets	(10.6)	(10.3)	(0.3)	(0.3)
Amortization of prior service cost	0.2	0.1	0.1	0.1
Recognized actuarial loss	2.2	2.5	0.1	—
Total net periodic benefit cost	$2.7	$2.7	$0.4	$0.3

The following table provides the components of net periodic benefit cost for the six months ended June 30, 2007 and 2006:

	Pension Benefits		Other Benefits
	Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)
Service cost	$5.2	$4.8	$0.2	$0.2
Interest cost	16.6	16.0	0.9	0.8
Expected return on plan assets	(21.3)	(20.5)	(0.7)	(0.6)
Amortization of prior service cost	0.5	0.3	0.2	0.2
Recognized actuarial loss	4.4	5.0	0.1	0.1
Total net periodic benefit cost	$5.4	$5.6	$0.7	$0.7

8.                 RELATED PARTY TRANSACTIONS

SunTrust Bank, N.A. (“SunTrust”) and Bank of America, N.A. (“Bank of America”) are both considered related parties in accordance with SFAS No. 57, “Related Party Disclosures,” since members of our Board of Directors have affiliations with these companies. The following transactions during the second quarter of 2007 involved related parties:

•       SunTrust Robinson Humphrey, a subsidiary of SunTrust, and Banc of America Securities, LLC, a subsidiary of Bank of America, each increased their lending commitments to $115.0 million under our Senior Credit Facility when we increased the aggregate borrowing limit under this facility to $850.0 million.

•       These two companies also serve as dealers under our commercial paper program. Fees paid to the dealers related to our issuance of commercial paper during the second quarter of 2007 are less than $0.1 million.

•       Banc of America Securities, LLC and SunTrust Robinson Humphrey served as underwriters for our public offering of $550.0 million of Notes in June 2007 for which they were paid underwriting fees of approximately $1.4 million and $0.4 million, respectively.

There have not been any other material changes in transactions with related parties, other than those discussed in Note 13 of the Notes to Consolidated Financial Statements in our 2006 Form 10-K.

9.                 SEGMENT INFORMATION

Organizational Realignment.   Effective January 1, 2007, we implemented certain organizational changes as result of a strategic review of our business. The changes to our internal structure changed our operating segments to the following: U.S. Consumer Information Solutions, International, North America Personal Solutions and North America Commercial Solutions. U.S. Consumer Information Solutions consists of the former Marketing Services and North America Information Services, excluding U.S. Commercial Services and Canada. North America Commercial Solutions represents our former commercial business for the U.S. and Canada that was within North America Information Services as well as our October 2006 acquisition of Austin-Tetra. International consists of our consumer business in Canada and all of our businesses in Europe and Latin America. North America Personal Solutions remains unchanged. Our financial results for the three and six months ended June 30, 2006 and as of December 31, 2006, have been recast below to reflect our new organizational structure.

Reportable Segments.   Effective with our organizational realignment on January 1, 2007 and the acquisition of TALX on May 15, 2007, we manage our business and report our financial results through the following five reportable segments, which are the same as our operating segments:

•       U.S. Consumer Information Solutions

•       International

•       North America Personal Solutions

•       North America Commercial Solutions

•       TALX

With the exception of the revenue recognition and intangible asset policies discussed in Note 1, the accounting policies of the reportable segments are the same as those described in our summary of significant accounting policies (see Note 1 of the Notes to Consolidated Financial Statements in our 2006 Form 10-K). We evaluate the performance of these reportable segments based on their operating revenues, operating income and operating margins, excluding any unusual or infrequent items, if any. Inter-segment sales and transfers are not material for all periods presented. The measurement criteria for segment profit or loss and segment assets are substantially the same for each reportable segment. All transactions between segments are accounted for at cost, and no timing differences occur between segments.

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

TALX.   This segment includes employment and income verification services (known as The Work Number) and employment tax and talent management services.

Operating revenue and operating income by operating segment, as well as operating revenue by product and service line, or geographic region within our operating segments, during the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Operating revenue:	2007	2006	2007	2006
	(in millions)
U.S. Consumer Information Solutions	$250.0	$245.4	$497.1	$486.0
International	115.3	100.2	221.0	192.8
North America Personal Solutions	38.6	31.2	76.6	61.8
North America Commercial Solutions	15.3	10.9	29.7	21.1
TALX	35.3	—	35.3	—
Total operating revenue	$454.5	$387.7	$859.7	$761.7

	Three Months Ended June 30,		Six Months Ended June 30,
Operating income:	2007	2006	2007	2006
	(in millions)
U.S. Consumer Information Solutions	$101.0	$102.0	$202.8	$201.8
International	33.5	29.8	65.9	56.5
North America Personal Solutions	7.4	(11.3)	13.6	(10.4)
North America Commercial Solutions	1.0	1.5	2.3	2.7
TALX	4.5	—	4.5	—
General Corporate Expense	(27.6)	(25.6)	(52.4)	(45.0)
Total operating income	$119.8	$96.4	$236.7	$205.6

	Three Months Ended June 30,		Six Months Ended June 30,
Operating revenue:	2007	2006	2007	2006
	(in millions)
Online Consumer Information Solutions	$165.4	$156.9	$327.5	$311.8
Mortgage Reporting Solutions	19.0	19.2	36.5	39.3
Credit Marketing Services	39.6	40.6	80.0	80.4
Direct Marketing Services	26.0	28.7	53.1	54.5
Total U.S. Consumer Information Solutions	250.0	245.4	497.1	486.0
Europe	45.2	37.6	87.4	72.5
Latin America	44.1	38.6	83.8	73.5
Canada Consumer	26.0	24.0	49.8	46.8
Total International	115.3	100.2	221.0	192.8
North America Personal Solutions	38.6	31.2	76.6	61.8
North America Commercial Solutions	15.3	10.9	29.7	21.1
The Work Number	15.5	—	15.5	—
Tax and Talent Management Services	19.8	—	19.8	—
Total TALX	35.3	—	35.3	—
Total operating revenue	$454.5	$387.7	$859.7	$761.7

Total assets by operating segment at June 30, 2007 and December 31, 2006 are as follows:

Total assets:	June 30, 2007	December 31, 2006
	(in millions)
U.S. Consumer Information Solutions	$1,042.0	$1,023.7
International	618.1	574.4
North America Personal Solutions	15.3	14.3
North America Commercial Solutions	75.5	72.4
TALX	1,554.3	—
General Corporate	308.5	105.8
Total assets	$3,613.7	$1,790.6

10.          SUBSEQUENT EVENT

Purchase of JV White Facility.   On July 26, 2007, we purchased the building which houses our Atlanta, Georgia data center, the JV White Facility, for cash consideration of approximately $30.0 million and the assumption of a mortgage obligation from the prior owner of the JV White Facility of $12.8 million. The mortgage obligation has a fixed rate of interest of 4.25% per annum and is payable in annual installments until 2012. The issuer of the mortgage assumed by us is SunTrust Bank, which is a related party.

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

BUSINESS OVERVIEW

We collect, organize and manage numerous types of credit, financial, public record, demographic, tax, employment and marketing information regarding individuals and businesses. This information originates from a variety of sources including financial or credit granting institutions, which provide loan and accounts receivable information; governmental entities, which provide public records of bankruptcies, liens and judgments; mid to large-sized companies, which provide tax, employment and payroll records; and consumers who participate in surveys and submit warranty registration cards from which we gather demographic and marketing information. The original data is compiled and processed utilizing our proprietary software and systems and distributed to customers in a variety of user-friendly and value-add formats.

Our products and services include consumer credit information, information database management, marketing information, business credit information, decisioning and analytical tools, and employment and identity verification services which enable businesses to make informed decisions about extending credit or service, mitigate fraud, manage portfolio risk, develop marketing strategies for consumers and businesses and outsource certain payroll and human resources business processes. We also enable consumers to manage and protect their financial affairs through a portfolio of products that we sell directly to consumers via the Internet and in various hard-copy formats in certain countries.

Information.   As discussed above, we collect, organize and manage numerous types of credit, financial, public record, demographic, tax, employment and marketing information regarding individuals and businesses. This information is the core of our business and provides us with many different opportunities to generate revenue, as evidenced by our various reportable segments and product lines discussed further below.

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

Services.   Following our acquisition of TALX, we provide employment and income verification services, employment tax management and tax credit services, as well as talent management services, to assist our customers in improving the efficiency and effectiveness of their human resources and administrative functions.

Segment and Geographic Information

Segments.   We are organized and report our business results in five reportable segments, which are the same as our operating segments: U.S. Consumer Information Solutions, International, North America Personal Solutions, North America Commercial Solutions and TALX.

The U.S. Consumer Information Solutions segment, the largest of our five segments, consists of four product and service lines: Online Consumer Information Solutions, Mortgage Reporting Solutions, Credit Marketing Services and Direct Marketing Services. Online Consumer Information Services and Mortgage Reporting Solutions revenue is principally transaction-based and is derived from our sales of the products such as consumer credit reporting and scoring, mortgage reporting, identity verification, fraud detection and modeling services, and certain of our decisioning products that facilitate and automate a variety of credit-oriented decisions, a significant majority of which are delivered electronically. Credit Marketing Services and Direct Marketing Services revenue is principally project-based and derived from our sales of products such as those that assist customers in acquiring new customers, cross-selling to existing customers and managing portfolio risk.

North America Personal Solutions revenue is both transaction- and subscription-based and is derived from sales of credit monitoring and identity theft protection products, which we deliver to consumers through the mail and electronically via the Internet.

North America Commercial Solutions revenue is principally transaction-based and is derived from the sale of business credit information, credit scores and portfolio analytics (decisioning tools) that enable customers to utilize our information to make financial, marketing and purchasing decisions related to businesses. This segment includes our acquisition of Austin-Tetra in October 2006.

The International segment consists of Canada Consumer, Europe and Latin America. Canada Consumer’s products and services are similar to our consumer operations in the United States of America (“U.S.”), while Europe and Latin America are made up of varying mixes of product lines including consumer, commercial, marketing services and personal solutions.

The TALX segment consists of The Work Number, with revenues primarily related to employment and income verification services, and Tax and Talent Management Services, whose product offerings include employment tax management and tax credit services as well as comprehensive talent management services.

For additional information regarding our reportable segments, including detailed financial results, see Note 9 of the Notes to Consolidated Financial Statements as well as further discussion within MD&A. Our financial results for the three and six months ended June 30, 2006 presented below have been recast to be consistent with our 2007 segment presentation.

Geographic Information.   We currently operate in 14 countries: Argentina, Brazil, Canada, Chile, Costa Rica, El Salvador, Honduras, Peru, Portugal, the Republic of Ireland, Spain, the United Kingdom (“U.K.”), Uruguay and the U.S.

Key Performance Indicators

Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, operating revenue growth,

operating income, operating margin, net income and diluted earnings per share. The key performance indicators for the three and six months ended June 30, 2007 and 2006, were as follows:

	Key Performance Indicators
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in millions, except per share data)
Operating revenue	$454.5	$387.7	$859.7	$761.7
Operating revenue growth	17%	7%	13%	8%
Operating income	$119.8	$96.4	$236.7	$205.6
Operating margin	26.4%	24.9%	27.5%	27.0%
Net income	$70.1	$69.6	$139.1	$132.5
Diluted earnings per share	$0.51	$0.53	$1.05	$1.01

RESULTS OF OPERATIONS—THREE MONTHS ENDED JUNE 30, 2007 AND 2006

Consolidated Financial Results

Operating Revenue

Consolidated operating revenue increased $66.8 million, or 17%, to $454.5 million for the three months ended June 30, 2007, as compared to $387.7 million in the same period in 2006. This increase is primarily due to the acquisition of TALX as well as growth across all operating segments, with double-digit growth in International, North America Personal Solutions and North America Commercial Solutions. We recorded $35.3 million in revenue from TALX following its acquisition on May 15, 2007. Foreign currency had a $6.1 million favorable impact on the increase in our consolidated operating revenue for the quarter.

Operating Expenses and Operating Margin

Consolidated total operating expenses increased $43.4 million, or 15%, to $334.7 million for the three months ended June 30, 2007 as compared to $291.3 million in the same period in 2006. Cost of services in the second quarter of 2007 increased $28.1 million, or 17%, to $189.9 million when compared to the second quarter in 2006. TALX contributed $14.3 million of this increase. The remainder of the increase is primarily due to (1) higher production and related costs due to revenue growth, (2) expenditures to enhance the efficiency, effectiveness and reliability of our information technology platforms, processes, and development capabilities in support of our long-term growth strategy, (3) certain U.K. vendor price reductions received during the second quarter of 2006, which did not recur in the second quarter of 2007, and (4) higher contractor staffing costs due to increased call volume and a second outsourced call center related to North America Personal Solutions.

Selling, general and administrative expenses in the second quarter of 2007 increased $6.2 million, or 6%, to $115.2 million when compared to the same period a year ago. Operating expenses for the second quarter of 2006 included a $14.0 million provision for litigation related to our North America Personal Solutions operating segment that did not recur in 2007. TALX contributed $9.0 million of selling, general and administrative expenses during the second quarter following the acquisition. Selling, general and administrative expenses related to salaries and headcount, foreign currency impact, litigation costs, and expenses related to Austin-Tetra (which was acquired in October 2006) were higher in the second quarter of 2007 when compared to the same period in 2006. These increases were partially offset by lower personnel costs for Direct Marketing Services and lower advertising expenses related to North America Personal Solutions due to the elimination of less effective advertising channels.

Depreciation and amortization expenses in the second quarter of 2007 increased $9.1 million, or 44%, to $29.6 million when compared to the same period a year ago. TALX contributed $7.4 million of this increase. The remainder of the increase is primarily due to our acquisition of Austin-Tetra in October 2006 and of three mortgage affiliates in the first quarter of 2007.

Consolidated operating margin for the three months ended June 30, 2007 was 26.4% as compared to 24.9% for the same period in 2006.

Other Income and Expenses, net

Other income and expenses, net, decreased $16.3 million to ($10.6) million for the three months ended June 30, 2007 as compared to $5.7 million in the same period in 2006. The decrease was primarily due to a $14.1 million non-taxable litigation settlement recorded in other income in the second quarter of 2006 and increased interest expense due to a higher level of debt during the second quarter of 2007 when compared with the same period in 2006.

Income Taxes

Our effective income tax rate was 35.8% for the three months ended June 30, 2007, up from 31.8% for the same period in 2006 due primarily to the benefit on our effective tax rate in 2006 of the $14.1 million non-taxable litigation settlement gain recorded during the second quarter of 2006. Additionally, the June 30, 2007 rate reflects a lower foreign and state tax rate compared to the June 30, 2006 rate and a favorable discrete item related to our foreign tax credit utilization.

Net Income

Net income for the three months ended June 30, 2007 was $70.1 million, up 1% compared to $69.6 million for the three months ended June 30, 2006. Earnings per share was $0.51 for the three months ended June 30, 2007, down 4% as compared to $0.53 for the same period a year ago, due primarily to the increase in our weighted-average shares outstanding resulting from our issuance of common stock in connection with the TALX acquisition, adjusted for share repurchases during the period.

Segment Financial Results

Our segment results for the three months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,
Operating revenue:	2007	% of Revenue	2006*	% of Revenue	$ Change	% Change
	(in millions)
U.S. Consumer Information Solutions	$250.0	55%	$245.4	63%	$4.6	2%
International	115.3	25%	100.2	26%	15.1	15%
North America Personal Solutions	38.6	9%	31.2	8%	7.4	24%
North America Commercial Solutions	15.3	3%	10.9	3%	4.4	41%
TALX	35.3	8%	—	nm	35.3	nm
Total operating revenue	$454.5	100%	$387.7	100%	$66.8	17%

	Three Months Ended June 30,
		Operating		Operating
Operating income:	2007	Margin	2006*	Margin	$ Change	% Change
	(in millions)
U.S. Consumer Information Solutions	$101.0	40.4%	$102.0	41.5%	$(1.0)	-1%
International	33.5	29.0%	29.8	29.7%	3.7	12%
North America Personal Solutions	7.4	19.0%	(11.3)	-36.2%	18.7	165%
North America Commercial Solutions	1.0	6.4%	1.5	13.5%	(0.5)	-33%
TALX	4.5	12.8%	—	nm	4.5	nm
General Corporate Expense	(27.6)	nm	(25.6)	nm	(2.0)	-8%
Total operating income	$119.8	26.4%	$96.4	24.9%	$23.4	24%

nm—not meaningful

*                    Effective January 1, 2007, we completed our organizational realignment which changed our operating segments. Therefore, the first and second quarters of 2006 financial results have been recast to be consistent with the 2007 presentation.

Our operating revenue by product and service line, or geographic region within our reportable segments for the three months ended June 30, 2007 and 2006 was as follows:

	Three Months Ended June 30,
		% of		% of
Operating revenue:	2007	Revenue	2006*	Revenue	$ Change	% Change
	(in millions)
Online Consumer Information Solutions	$165.4	36%	$156.9	40%	$8.5	5%
Mortgage Reporting Solutions	19.0	4%	19.2	5%	(0.2)	-1%
Credit Marketing Services	39.6	9%	40.6	11%	(1.0)	-3%
Direct Marketing Services	26.0	6%	28.7	7%	(2.7)	-9%
Total U.S. Consumer Information Solutions	250.0	55%	245.4	63%	4.6	2%
Europe	45.2	10%	37.6	10%	7.6	20%
Latin America	44.1	10%	38.6	10%	5.5	14%
Canada Consumer	26.0	5%	24.0	6%	2.0	8%
Total International	115.3	25%	100.2	26%	15.1	15%
North America Personal Solutions	38.6	9%	31.2	8%	7.4	24%
North America Commercial Solutions	15.3	3%	10.9	3%	4.4	41%
The Work Number	15.5	4%	—	0%	15.5	nm
Tax and Talent Management Services	19.8	4%	—	0%	19.8	nm
Total TALX	35.3	8%	—	0%	35.3	nm
Total operating revenue	$454.5	100%	$387.7	100%	$66.8	17%

nm—not meaningful

*                    Effective January 1, 2007, we completed our organizational realignment which changed our operating segments. Therefore, the first and second quarters of 2006 financial results have been recast to be consistent with the 2007 presentation.

U.S. Consumer Information Solutions

For the three months ended June 30, 2007, total revenue for U.S. Consumer Information Solutions was $250.0 million, an increase of $4.6 million, or 2%, when compared to the same period in 2006, as discussed further below. Operating income was $101.0 million, a decrease of $1.0 million, or 1%, over the same period a year ago, driven by softness in Credit Marketing Services, Direct Marketing Services and Mortgage Reporting Solutions. Operating expenses, when compared to the second quarter of 2006, also include higher costs while we migrate customers from an external processor to our internal platforms as well as higher litigation costs. U.S. Consumer Information Solutions operating margin was 40.4% for the three months ended June 30, 2007, versus 41.5% for the same period in 2006.

Online Consumer Information Solutions

Online Consumer Information Solutions revenue for the three months ended June 30, 2007 totaled $165.4 million, an increase of $8.5 million, or 5%, when compared to the same period in 2006. The rise in revenue was primarily due to favorable market conditions which led to volume and price increases related to resellers and small customers and volume increases related to a government agency. In our Online Consumer Information Solutions business, on-line volume was approximately 175 million transactions, up 9% year-over-year.

Mortgage Reporting Solutions

Mortgage Reporting Solutions revenue for the three months ended June 30, 2007 totaled $19.0 million, a decrease of $0.2 million, or 1%, when compared to the same period in 2006. The decline in revenue is primarily due to lower levels of activity in the mortgage market, including one large customer which stopped originating new mortgages in the second quarter of 2006. This decrease was partially offset by incremental revenue from our acquisitions of three mortgage affiliates in the first quarter of 2007.

Credit Marketing Services

Credit Marketing Services revenue for the three months ended June 30, 2007 totaled $39.6 million, a decrease of $1.0 million, or 3%, compared to the same period in 2006. The decrease in revenue is primarily due to reductions in prescreen activity, partially offset by increased revenues from portfolio review and data feed products. We believe this slight decrease in revenue when compared to the same period in 2006 will continue through the second half of the year.

Direct Marketing Services

Direct Marketing Services revenue for the three months ended June 30, 2007 totaled $26.0 million, a decrease of $2.7 million, or 9%, compared to the same period in 2006. The decrease in revenue is primarily due to reduced mailing volumes, driven in part by the increase in postage rates. This decrease was partially offset by new contracts to provide services through our Database Services offerings within Direct Marketing Services.

International

For the three months ended June 30, 2007, total revenue for International was $115.3 million, an increase of $15.1 million, or 15%, when compared to the same period in 2006, as discussed further below. Local currency fluctuation against the U.S. dollar favorably impacted our International revenue by $6.0 million. Revenue grew 9% in local currencies. Operating income was $33.5 million, an increase of $3.7 million, or 12%, over the same period a year ago. International’s operating margin was 29.0% for the three months ended June 30, 2007, versus 29.7% for the same period in 2006. The decrease in operating margin was primarily driven by discounts received from a U.K. vendor in the second quarter of 2006 that were not repeated in 2007, partially offset by margin improvement in Latin America.

Europe

Europe revenue for the three months ended June 30, 2007 totaled $45.2 million, an increase of $7.6 million, or 20%, when compared to the same period in 2006. Local currency fluctuation against the U.S. dollar favorably impacted our Europe revenue by $3.5 million, or 9%, as revenue was up 11% in local currency. In addition to the favorable foreign currency impact, revenue increased due to higher sales volumes for our consumer risk products in the U.K. and Iberia. This increase was partially offset by lower average sales prices in the U.K.

Latin America

Latin America revenue for the three months ended June 30, 2007 totaled $44.1 million, an increase of $5.5 million, or 14%, when compared to the same period in 2006. Local currency fluctuation against the U.S. dollar impacted our Latin America revenue by $2.0 million, or 5%, as revenue was up 9% in local currency. The increase in revenue was primarily driven by volume growth for our online services in Chile, Argentina and Peru, as well as higher revenue associated with enabling technologies and marketing products in these countries. The favorable economic conditions in Argentina continued to be a factor in revenue growth during the quarter. This increase was partially offset by lower revenues from Brazil’s commercial risk products due to decreased volumes from small- and medium-sized customers resulting from increased competition.

Canada Consumer

Canada Consumer revenue for the three months ended June 30, 2007 totaled $26.0 million, an increase of $2.0 million, or 8%, compared to the same period in 2006. Local currency fluctuation against the U.S. dollar impacted our Canada Consumer revenue by 2%, as revenue was up 6% in local currency. The increase in revenue was primarily driven by price and volume increases for our consumer risk products, as well as increased volumes for marketing products.

North America Personal Solutions

North America Personal Solutions revenue for the three months ended June 30, 2007 was $38.6 million, an increase of $7.4 million, or 24%, over the same period in 2006, primarily due to higher subscription revenue mainly associated with our 3-in-1 Monitoring, Credit Watch and ScoreWatch products. This was partially offset by a decline in transaction product revenue as we continue to focus on subscription products. Operating income for the three months ended June 30, 2007 totaled $7.4 million, an increase of $18.7 million from ($11.3) million for the same period a year ago. North America Personal Solutions operating margin was 19.0% for the three months ended June 30, 2007, versus (36.2%) for the same period in 2006. The increase in operating income was primarily due to revenue growth as we focus more on our subscription products and a $14.0 million provision for litigation recorded in the second quarter of 2006 which did not recur in 2007.

North America Commercial Solutions

North America Commercial Solutions revenue for the three months ended June 30, 2007 was $15.3 million, an increase of $4.4 million, or 41%, over the same period in 2006, due to revenue from our acquisition of Austin-Tetra in October 2006 as well as volume growth in the U.S. Commercial market as we continue to focus on growing this business. Local currency fluctuation against the U.S. dollar did not materially impact our North America Commercial Solutions revenue. Operating income for the three months ended June 30, 2007 totaled $1.0 million, a decrease of $0.5 million, or 33%, when compared to the same period a year ago. North America Commercial Solutions operating margin was 6.4% for the three months ended June 30, 2007, versus 13.5% for the same period in 2006. This decline is primarily due to amortization expense in the second quarter of 2007 associated with purchased intangible assets from our acquisition of Austin-Tetra in October 2006.

TALX

Total revenue reported in the second quarter was $35.3 million for the partial quarter from the May 15, 2007 date of our acquisition of TALX. Operating income was $4.5 million and operating margin was 12.8% during this same period. TALX acquisition-related amortization expense was $6.6 million for the three months ended June 30, 2007.

The Work Number

Revenue from The Work Number was $15.5 million in the second quarter of 2007. Total records in The Work Number database grew to 152.3 million in the second quarter of 2007, up 5.3 million from the same period in 2006. Transaction volume for The Work Number was 3.5 million in the second quarter of 2007, up 15% from the same period in 2006.

Tax and Talent Management Services

Revenue from Tax and Talent Management Services was $19.8 million in the second quarter of 2007.

General Corporate Expense

Our general corporate expenses are costs incurred at the corporate level that are not directly associated with activities of a particular reportable segment. These expenses include shared services and administrative and legal expenses. General corporate expense was $27.6 million for the three months ended June 30, 2007, compared to $25.6 million for the same period in 2006. This increase was driven by growth in our overall business, including our acquisition of TALX; expansion of corporate capabilities in key support areas; and expenditures to enhance certain technology processes and development capabilities, all to support continued long-term growth.

RESULTS OF OPERATIONS—SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Consolidated Financial Results

Operating Revenue

Consolidated operating revenue increased $98.0 million, or 13%, to $859.7 million for the six months ended June 30, 2007, as compared to $761.7 million in the same period in 2006. This increase is due to growth across all operating segments, with double-digit growth in International, North America Personal Solutions and North America Commercial Solutions, as well as incremental revenues of $35.3 million from TALX beginning May 15, 2007. Foreign currency had a $10.5 million favorable impact on the increase in our consolidated operating revenue.

Operating Expenses and Operating Margin

Consolidated total operating expenses increased $66.9 million, or 12%, to $623.0 million for the six months ended June 30, 2007 as compared to $556.1 million in the same period in 2006. Cost of services in the second quarter of 2007 increased $46.2 million, or 15%, to $359.2 million when compared to the second quarter in 2006. TALX contributed $14.3 million of this increase. The remainder of this increase is primarily due to (1) higher production and related costs due to revenue growth, (2) expenditures to enhance the efficiency, effectiveness and reliability of our information technology platforms, processes, and development capabilities in support of our long-term growth strategy, (3) certain U.K. vendor price reductions received during the first and second quarter of 2006, which did not recur in the first half of

2007, and (4) higher contractor staffing costs due to increased call volume and a second outsourced call center related to North America Personal Solutions.

Selling, general and administrative expenses in the six months ended 2007 increased $11.3 million, or 6%, to $212.8 million when compared to the same period a year ago. Operating expenses for the six months ended June 30, 2006 included a $14.0 million provision for litigation related to our North America Personal Solutions operating segment that did not recur in 2007. TALX contributed $9.0 million of selling, general and administrative expenses during the first half of 2007 following the acquisition. Selling, general and administrative expenses related to salaries and headcount, foreign currency impact, litigation costs, and expenses related to Austin Tetra (which was acquired in October 2006) were higher in the first half of 2007 when compared to the same period in 2006. These increases were partially offset by lower personnel costs for Direct Marketing Services and lower advertising expenses related to North America Personal Solutions due to the elimination of less effective advertising channels.

Depreciation and amortization expenses in the first six months of 2007 increased $9.5 million, or 23%, to $51.0 million when compared to the same period a year ago. TALX contributed $7.4 million of this increase. The remainder of the increase is primarily due to our acquisition of three mortgage affiliates in the first quarter of 2007.

Consolidated operating margin for the six months ended June 30, 2007 was 27.5% as compared to 27.0% for the same period in 2006.

Other Income and Expenses, net

Other income and expenses, net, decreased $16.6 million to ($19.2) million for the six months ended June 30, 2007 as compared to ($2.6) million in the same period in 2006. The decrease was primarily due to a $14.1 million non-taxable litigation settlement recorded in other income in the first half of 2006 and increased interest expense due to a higher level of debt during the second quarter of 2007 when compared with the same period in 2006.

Income Taxes

Our effective income tax rate was 36.1% for the six months ended June 30, 2007, up from 34.7% for the same period in 2006 due primarily to the $14.1 million non-taxable litigation settlement gain recorded during the second quarter of 2006. Additionally, the June 30, 2007 rate reflects a lower foreign and state tax rate compared to the June 30, 2006 rate and a favorable discrete item related to our foreign tax credit utilization.

Net Income

Net income for the six months ended June 30, 2007 was $139.1 million, up 5% compared to $132.5 million for the six months ended June 30, 2006. Earnings per share increased to $1.05 for the six months ended June 30, 2007, up 3% as compared to $1.01 for the same period a year ago, due to primarily higher net income. This was partially offset by the increase in our weighted-average shares outstanding resulting from our issuance of common stock in connection with the TALX acquisition, adjusted for share repurchases during the period.

Segment Financial Results

Our segment results for the six months ended June 30, 2007 and 2006 were as follows:

	Six Months Ended June 30,
		% of		% of
Operating revenue:	2007	Revenue	2006*	Revenue	$ Change	% Change
	(in millions)
U.S. Consumer Information Solutions	$497.1	58%	$486.0	64%	$11.1	2%
International	221.0	26%	192.8	25%	28.2	15%
North America Personal Solutions	76.6	9%	61.8	8%	14.8	24%
North America Commercial Solutions	29.7	3%	21.1	3%	8.6	41%
TALX	35.3	4%	—	nm	35.3	nm
Total operating revenue	$859.7	100%	$761.7	100%	$98.0	13%

	Six Months Ended June 30,
		Operating		Operating
Operating income:	2007	Margin	2006*	Margin	$ Change	% Change
	(in millions)
U.S. Consumer Information Solutions	$202.8	40.8%	$201.8	41.5%	$1.0	0%
International	65.9	29.8%	56.5	29.3%	9.4	17%
North America Personal Solutions	13.6	17.8%	(10.4)	-16.8%	24.0	231%
North America Commercial Solutions	2.3	7.9%	2.7	12.8%	(0.4)	-14%
TALX	4.5	12.8%	—	nm	4.5	nm
General Corporate Expense	(52.4)	nm	(45.0)	nm	(7.4)	-16%
Total operating income	$236.7	27.5%	$205.6	27.0%	$31.1	15%

nm—not meaningful

*                    Effective January 1, 2007, we completed our organizational realignment which changed our operating segments. Therefore, the first and second quarters of 2006 financial results have been recast to be consistent with the 2007 presentation.

Our operating revenue by product and service line, or geographic region within our reportable segments for the six months ended June 30, 2007 and 2006 was as follows:

	Six Months Ended June 30,
		% of		% of
Operating revenue:	2007	Revenue	2006*	Revenue	$ Change	% Change
	(in millions)
Online Consumer Information Solutions	$327.5	38%	$311.8	41%	$15.7	5%
Mortgage Reporting Solutions	36.5	4%	39.3	5%	(2.8)	-7%
Credit Marketing Services	80.0	10%	80.4	11%	(0.4)	-1%
Direct Marketing Services	53.1	6%	54.5	7%	(1.4)	-3%
Total U.S. Consumer Information Solutions	497.1	58%	486.0	64%	11.1	2%
Europe	87.4	10%	72.5	9%	14.9	21%
Latin America	83.8	10%	73.5	10%	10.3	14%
Canada Consumer	49.8	6%	46.8	6%	3.0	7%
Total International	221.0	26%	192.8	25%	28.2	15%
North America Personal Solutions	76.6	9%	61.8	8%	14.8	24%
North America Commercial Solutions	29.7	3%	21.1	3%	8.6	41%
The Work Number	15.5	2%	—	0%	15.5	nm
Tax and Talent Management Services	19.8	2%	—	0%	19.8	nm
Total TALX	35.3	4%	—	0%	35.3	nm
Total operating revenue	$859.7	100%	$761.7	100%	$98.0	13%

nm—not meaningful

*                    Effective January 1, 2007, we completed our organizational realignment which changed our operating segments. Therefore, the first and second quarters of 2006 financial results have been recast to be consistent with the 2007 presentation.

U.S. Consumer Information Solutions

For the six months ended June 30, 2007, total revenue for U.S. Consumer Information Solutions was $497.1 million, an increase of $11.1 million, or 2%, when compared to the same period in 2006, as discussed further below. Operating income was $202.8 million, an increase of $1.0 million over the same period a year ago, driven by growth in revenue, partially offset by higher operating expenses, including higher costs while we migrate customers from an external processor to our internal platforms as well as higher litigation costs. U.S. Consumer Information Solutions operating margin was 40.8% for the six months ended June 30, 2007, versus 41.5% for the same period in 2006.

Online Consumer Information Solutions

Online Consumer Information Solutions revenue for the six months ended June 30, 2007 totaled $327.5 million, an increase of $15.7 million, or 5%, when compared to the same period in 2006. The rise in revenue was primarily due to favorable market conditions which led to volume and price increases related to resellers and small customers and volume increases related to a government agency. This was partially offset by declines associated with certain of our large financial services customers. In our Online Consumer Information Solutions business, on-line volume was approximately 345 million transactions, up 10% year-over-year.

Mortgage Reporting Solutions

Mortgage Reporting Solutions revenue for the six months ended June 30, 2007 totaled $36.5 million, a decrease of $2.8 million, or 7%, when compared to the same period in 2006. The decline in revenue is primarily due to lower levels of activity in the mortgage market generally and to one large customer, which stopped originating new mortgages in the second quarter of 2006 and accounted for approximately half of the decline. This decrease was partially offset by incremental revenue from our acquisition of three mortgage affiliates in the first quarter of 2007.

Credit Marketing Services

Credit Marketing Services revenue for the six months ended June 30, 2007 totaled $80.0 million, a decrease of $0.4 million, or 1%, compared to the same period in 2006. The decrease in revenue is primarily due to reductions in prescreen activity. This decrease is partially offset by increased revenues from portfolio management and review products.

Direct Marketing Services

Direct Marketing Services revenue for the six months ended June 30, 2007 totaled $53.1 million, a decrease of $1.4 million, or 3%, compared to the same period in 2006. The decrease in revenue is primarily due to reduced mailing volumes, driven in part by the increase in postage rates. This decrease was partially offset by new contracts to provide services through our Database Services offerings within Direct Marketing Services.

International

For the six months ended June 30, 2007, total revenue for International was $221.0 million, an increase of $28.2 million, or 15%, when compared to the same period in 2006, as discussed further below. Local currency fluctuation against the U.S. dollar favorably impacted our International revenue by $10.4 million. Revenue grew 9% in local currencies. Operating income was $65.9 million, an increase of $9.4 million, or 17%, over the same period a year ago. International’s operating margin was 29.8% for the six months ended June 30, 2007, versus 29.3% for the same period in 2006. The increase in operating margin was primarily driven by revenue growth, mainly in Chile, Argentina and Canada. This increase was partially offset by certain U.K. vendor price reductions received during the first six months of 2006, which did not recur in the first six months of 2007.

Europe

Europe revenue for the six months ended June 30, 2007 totaled $87.4 million, an increase of $14.9 million, or 21%, when compared to the same period in 2006. Local currency fluctuation against the U.S. dollar favorably impacted our Europe revenue by $7.7 million, or 11%, as revenue was up 10% in local currency. In addition to the favorable foreign currency impact, revenue increased due to higher sales volumes for our consumer risk products in the U.K. and Iberia. This increase was partially offset by lower average sales prices in the U.K.

Latin America

Latin America revenue for the six months ended June 30, 2007 totaled $83.8 million, an increase of $10.3 million, or 14%, when compared to the same period in 2006. Local currency fluctuation against the U.S. dollar impacted our Latin America revenue by $2.5 million, or 3%, as revenue was up 11% in local currency. The increase in revenue was primarily driven by volume growth for our online services in Chile, Argentina and Peru, as well as higher revenue associated with enabling technologies and marketing products in these countries. The favorable economic conditions in Argentina continued to be a factor in revenue growth during the quarter. This increase was partially offset by lower revenues from Brazil’s commercial risk products due to decreased volumes from small- and medium-sized customers resulting from increased competition.

Canada Consumer

Canada Consumer revenue for the six months ended June 30, 2007 totaled $49.8 million, an increase of $3.0 million, or 7%, compared to the same period in 2006. Local currency fluctuation against the U.S. dollar did not materially impact our Canada Consumer revenue, as revenue was up 6% in local currency. The increase in revenue was primarily driven by increased volumes for marketing products, as well as price and volume increases for our consumer risk products.

North America Personal Solutions

North America Personal Solutions revenue for the six months ended June 30, 2007 was $76.6 million, an increase of $14.8 million, or 24%, over the same period in 2006, primarily due to higher subscription revenue mainly associated with our 3-in-1 Monitoring, Credit Watch and ScoreWatch products. This was partially offset by a decline in transaction product revenue as we continue to focus on subscription products. Operating income for the six months ended June 30, 2007 totaled $13.6 million, an increase of $24.0 million from ($10.4) million for the same period a year ago. North America Personal Solutions operating margin was 17.8% for the six months ended June 30, 2007, versus (16.8%) for the same period in 2006. The increase in operating income was primarily due to revenue growth as we focus more on our subscription products and a $14.0 million provision for litigation recorded in the second quarter of 2006.

North America Commercial Solutions

North America Commercial Solutions revenue for the six months ended June 30, 2007 was $29.7 million, an increase of $8.6 million, or 41%, over the same period in 2006, due to revenue from our acquisition of Austin-Tetra in October 2006 as well as volume growth in the U.S. Commercial market as we continue to focus on growing this business. Local currency fluctuation against the U.S. dollar did not materially impact our North America Commercial Solutions revenue. Operating income for the six months ended June 30, 2007 totaled $2.3 million, a decrease of $0.4 million, or 14%, when compared to the same period a year ago. North America Commercial Solutions operating margin was 7.9% for the six months ended June 30, 2007, versus 12.8% for the same period in 2006. This decline is primarily due to amortization expense in the first six months of 2007 associated with purchased intangible assets from our acquisition of Austin-Tetra in October 2006.

TALX

Total revenue reported for the six months ended June 30, 2007 was $35.3 million following our May 15, 2007 acquisition. Operating income was $4.5 million and operating margin was 12.8% for this same period. TALX acquisition-related amortization expense was $6.6 million for the six months ended June 30, 2007.

The Work Number

Revenue from The Work Number was $15.5 million in the six months ended June 30, 2007.

Tax and Talent Management Services

Revenue from Tax and Talent Management Services was $19.8 million in the six months ended June 30, 2007.

General Corporate Expense

Our general corporate expenses are costs incurred at the corporate level that are not directly associated with activities of a particular reportable segment. These expenses include shared services and administrative and legal expenses. General corporate expense was $52.4 million for the six months ended June 30, 2007, compared to $45.0 million for the same period in 2006. This increase was driven by growth in our overall business, including our acquisition of TALX; expansion of corporate capabilities in key support areas; and expenditures to enhance certain technology processes and development capabilities, all to support continued long-term growth.

LIQUIDITY AND FINANCIAL CONDITION

As of June 30, 2007, we had $264.2 million in cash and cash equivalents compared to $67.8 million at December 31, 2006. Our principal sources of liquidity are cash provided by operating activities, our revolving credit facility, our commercial paper program and proceeds from our recently completed Note issuances. Our ability to generate cash from operating activities is one of our fundamental financial strengths. We believe that anticipated cash provided by operating activities, together with current cash and cash equivalents and access to committed and uncommitted credit facilities and the capital markets, if required, will be sufficient to meet our projected cash requirements for the next twelve months, and the foreseeable future thereafter. However, any projections of future liquidity needs and cash flows are subject to substantial uncertainty. We have $250.0 million in principal relating to our 4.95% senior unsecured notes due November 1, 2007. Upon maturity, we intend to either pay this obligation through a combination of borrowings under our credit facilities and cash and cash equivalents available at that time, or refinance these notes with short-term debt, assuming such financing is available to us on acceptable terms.

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

Cash Provided by Operating Activities

For the six months ended June 30, 2007, we generated $153.1 million of cash provided by operating activities compared to $154.8 million for the six months ended June 30, 2006. The decrease in cash provided by operating activities was primarily due to the slight increase in net income, which includes higher amounts of depreciation and amortization, offset by uses of cash for net working capital and other assets and liabilities.

Seasonality

Revenue generated from our employment tax management services, a component of the Tax and Talent Management business within the TALX operating segment, is generally higher in our first fiscal quarter as certain client contracts allow us to bill additional fees based upon actual annual claims volume. Additionally, our tax planning business, also a component of the Tax and Talent Management business, and our W-2 business, a component of The Work Number business, have inherent seasonalities, which favor our first fiscal quarter, based upon the general nature of the respective services provided.

Capital Expenditures

Capital expenditures, which consist of additions to property and equipment as well as other assets, totaled $31.8 million and $26.5 million for the six months ended June 30, 2007 and 2006, respectively. Our capital expenditures are used for developing, enhancing and deploying new and existing technology platforms, replacing or adding equipment, updating systems for regulatory compliance, the licensing of software applications and investing in disaster recovery system enhancements.

On July 26, 2007, we purchased the building which houses our Atlanta, Georgia data center, the JV White Facility, for cash consideration of approximately $30.0 million and the assumption of a mortgage obligation from the prior owner of the JV White Facility of $12.8 million. The mortgage obligation has a fixed rate of interest of 4.25% per annum and is payable in annual installments until 2012. The issuer of the mortgage assumed by us is SunTrust Bank, which is a related party.

Acquisition

TALX Acquisition.   On May 15, 2007, we acquired all the outstanding shares of TALX Corporation (“TALX”), a leading provider of employment and income verification and human resources business process outsourcing services. The acquisition aligns with our long-term growth strategy of expanding into new markets with unique data and analytics. Under the terms of the transaction, we issued 20.6 million shares of Equifax common stock, issued 1.9 million fully-vested options to purchase Equifax common stock and paid approximately $269.0 million in cash, net of cash acquired, plus transaction costs of approximately $18.0 million. We also assumed TALX’s outstanding debt, which had a fair value totaling $177.6 million at May 15, 2007. This amount was comprised of $96.6 million under a long-term revolving credit facility, which we subsequently repaid, and $75.0 million principal amount of $7.34% senior notes, which becomes due in five annual installments commencing on May 25, 2010. We financed the cash portion of the acquisition initially with borrowings under our Senior Revolving Credit facility, and subsequently refinanced this debt with issuances under a new commercial paper program.

Borrowings and Credit Facility Availability

Net short-term borrowings totaled $97.1 million during the six months ended June 30, 2007 and $3.3 million during the six months ended June 30, 2006. This increase primarily represents net borrowings under our $850.0 million commercial paper program, partially offset by net repayments of approximately $80.0 million under our trade receivables-backed, revolving credit facility. During the three months ended June 30, 2007, we used a portion of the proceeds from our commercial paper program to reduce the amounts outstanding on both our trade receivables-backed facility and our $850.0 million senior unsecured revolving credit facility which expires in July 2011 (the “Senior Credit Facility.”) Net proceeds from the sale of new commercial paper instruments are also used to pay off existing commercial paper instruments as they mature. Based on the calculation of the borrowing bases applicable at June 30, 2007, $672.9 million was available for borrowing and $177.1 million was outstanding under our commercial paper program, and $106.5 million was available for borrowing and there were no outstanding borrowings under our trade receivables-backed facility.

Net repayments under long-term revolving credit facilities were $121.6 million and $30.0 million during the six months ended June 30, 2007 and 2006, respectively. This activity primarily represents net repayments under our Senior Credit Facility and the repayment of $96.6 million outstanding under a long-term revolving credit facility that we assumed in the acquisition of TALX, which we subsequently terminated. At June 30, 2007, there were no outstanding borrowings under our Senior Credit Facility.

On June 28, 2007, we issued $300.0 million principal amount of 6.3%, ten-year senior notes and $250.0 million principal amount of 7.0%, thirty-year senior notes (collectively, the “Notes”) in underwritten public offerings. We used a portion of the net proceeds from the sale of the Notes to reduce the amount outstanding in our commercial paper program. In conjunction with the sale of the Notes, we entered into cash flow hedges on $200.0 million and $250.0 million notional amount, respectively, of ten-year and thirty-year Treasury notes. These hedges were settled in cash on June 25 and June 26, 2007, respectively, the date the Notes were sold, requiring a cash payment by us of $1.9 million and $3.0 million, respectively.

We are a party to a credit agreement with a Canadian financial institution that provides for a C$25.0 million, 364-day revolving credit agreement which expires September 30, 2007. During the second quarter of 2007, there was no activity under this facility. At June 30, 2007, there were no outstanding borrowings under this facility.

At June 30, 2007, 85% of our debt was fixed rate debt and 15% was variable rate debt. Our outstanding variable rate debt at June 30, 2007 consisted of short-term debt instruments issued under our commercial paper program; the weighted-average interest rate on this commercial paper was 5.41% per annum. We were in compliance with all of our financial and non-financial debt covenants at June 30, 2007.

For additional information about our debt, including the terms of our financing arrangements, the basis for variable interest rates and debt covenants, see Note 5 of the Notes to Consolidated Financial Statements in our 2006 Form 10-K and Note 4 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Equity Transactions

Sources and uses of cash related to equity during the six months ended June, 2007 and 2006 were as follows:

•       We purchased a total of 4.2 million shares of our common stock under our previously announced share buy back program for $179.3 million on the open market (approximately $9.0 million of purchases was accrued for at June 30, 2007), with an average price per share of $42.91 during the six months ended June 30, 2007. We did not purchase any shares of our common stock under this program during the first quarter of 2007. At June 30, 2007, the amount available for future share repurchases under this program was $603.3 million. We financed these share repurchases using cash provided by operating activities, our commercial paper program, and the issuance of new debt. At July 27, 2007, we had acquired an additional 2.0 million shares for $86.7 million since June 30, 2007. For additional information about our commercial paper program and the issuance of new debt, see Note 4 of the Notes to Consolidated Financial Statements.

•       Our dividends per share were $0.08 per share for both periods presented. We paid cash dividends of $10.0 million and $10.3 million, respectively, for the two periods presented.

•       We received cash of $22.4 million and $13.4 million, respectively, from the exercise of stock options.

Contractual Obligations, Commercial Commitments and Other Contingencies

Our contractual obligations have materially changed from those reported in our 2006 Form 10-K due to our acquisition of TALX and the issuance of additional debt instruments. As of the closing of the TALX acquisition in May 2007, we assumed and guaranteed $75.0 million principal amount of TALX’s senior guaranteed notes (the “TALX Notes”). We are required to repay the principal amount of these notes in five annual installments commencing on May 25, 2010. On June 28, 2007, we issued $550.0 million of Notes in underwritten public offerings. The Notes have maturity dates in 2017 and 2037, respectively. Future interest payments for the TALX Notes and the Notes are approximately $22.0 million for the remainder of 2007 and approximately $42.0 million each year until the TALX Notes annual installment payments begin in 2010. Following payment of the outstanding principal of the TALX Notes in 2014, interest obligations are expected to be approximately $37.0 million until the principal balance of the ten-year notes is paid in 2017.

Computer Sciences Corporation (“CSC”) has an option to sell its credit reporting business to us any time prior to 2013. We estimate the price range for purchasing that business to be approximately $650.0 million to $725.0 million, based on our internal analysis of the value of the business, current market conditions and other factors, all of which are subject to constant change. We also have an option to purchase CSC’s credit reporting business if CSC does not elect to renew its operating agreement with us on July 31, 2008.

For additional information about certain obligations and contingencies, including those related to CSC, see Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Off-Balance Sheet Arrangements

Other than facility leasing arrangements, we do not engage in off-balance sheet financing activities. In 1998, we entered into a synthetic lease on our Atlanta corporate headquarters building in order to obtain favorable financing terms with regard to this facility. This $29.0 million lease expires in 2010. Lease payments for the remaining term totaled $5.0 million at June 30, 2007. Under this synthetic lease arrangement, we have guaranteed the residual value of the leased property to the lessor. In the event that the property were to be sold by the lessor at the end of the lease term, we would be responsible for any shortfall of the sales proceeds, up to a maximum amount of $23.2 million, which equals 80% of the value of the property at the beginning of the lease term. The liability for this potential shortfall, which we estimated at $1.4 million at June 30, 2007 and December 31, 2006, is recorded in other long-term liabilities on our Consolidated Balance Sheets.

Related Party Transactions

We engage in various transactions and arrangements with related parties. We believe the terms of the transactions and arrangements do not differ from those that would have been negotiated with an independent party. For additional information about our related parties and associated transactions, see Note 8 of the Notes to the Consolidated Financial Statements in this Form 10-Q and Note 13 of the Notes to Consolidated Financial Statements in our 2006 Form 10-K.

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

No prior service time will be awarded for employees of TALX who remain with our company following the May 2007 acquisition.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The “Application of Critical Accounting Policies” section on page 46, and Note 1 to the Consolidated Financial Statements, in our 2006 Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from our estimates. We have considered how the acquisition of TALX has affected our critical accounting policies and note that, aside from the impact on our policies for revenue recognition, the TALX acquisition has not had a significant impact on our critical accounting policies. We have also expanded our discussion of our accounting for income taxes to include our adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”).

Revenue Recognition.   As a result of our May 2007 acquisition of TALX, we have expanded certain of our revenue recognition policies to account for our new operations. TALX revenues are generally recognized pursuant to annual or multi-year contracts.

Revenues from The Work Number business are realized primarily from transaction or monthly fees and, to a lesser degree, based on up-front set-up fees and periodic maintenance fees. Revenues for transaction fees are recognized in the period that they are earned, based on fees charged to users at the time they conduct verifications of employment and income. The revenue for set-up fees and monthly maintenance fees is recognized on a straight-line basis from the time the service is available to be used by our clients through the end of the service period.

Certain revenues from the Tax and Talent Management Services business are recognized in the period that they are earned, as the services are provided. Employment tax management revenue that is contingent upon achieving certain performance criteria is recognized when those criteria are met. We realize revenues in our tax credits and incentives contracts on a contingent basis, as a percentage of the tax credits and incentives delivered to our clients.

In relationships with certain of our TALX customers, we enter into agreements with more than one of our service offerings included in the arrangement. In accordance with the consensus of Emerging Issues Task Force Issue No. 00-21, as these fee arrangements are similar to those charged to other clients, we recognize revenue on the basis of the fair values of the underlying services.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seek,” “plan,” “project,” “continue,” “predict” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors, including the items identified in Part II, Item 1A, “Risk Factors” in this Form 10-Q, in our 2006 Form 10-K under “Forward-Looking Statements” on page 2 and “Risk Factors” in Part I, Item 1A, each of which is incorporated by reference herein, and in our other filings with the SEC. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

•       With respect to Note 5 of the Notes to Consolidated Financial Statements, “Commitments and Contingencies”, and “Contractual Obligations, Commercial Commitments and Other Contingencies” in MD&A, changes in the market value of our assets or the actual cost of our commitments or contingencies, including, without limitation, the negotiated or appraised price payable under the CSC option, if exercised, and the outcome of our pending litigation referenced therein and in Part II, Item 1, “Legal Proceedings”;

•       Regarding Note 3 of the Notes to Consolidated Financial Statements, estimated future amortization expense related to definite-lived purchased intangible assets at June 30, 2007, our ability to accurately estimate the fair value of such assets;

•       With respect to revenue trends in Credit Marketing Services discussed under three month and six month Segment Financial Results under “Credit Marketing Services” in MD&A, the actual level of demand for our pre-screen services; and

•       Regarding Notes 2 and 3 of the Notes to Consolidated Financial Statements, the fact that amounts recorded at June 30, 2007, related to the acquisition of TALX, and the associated estimates of future amortization, are preliminary estimates and are subject to refinement over the coming periods.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The issuance of an aggregate of $550.0 million of ten-year and thirty-year fixed rate senior notes, the assumption of $75.0 million in senior guaranteed notes in the TALX acquisition, and the commencement of a commercial paper program on May 22, 2007 to refinance other outstanding debt has changed our exposure to interest rate risk. At June 30, 2007, our weighted average cost of debt was 6.2%, and the weighted-average life of debt was 11.9 years. At June 30, 2007, 85% of our debt was fixed rate, and the remaining 15% of our debt was variable rate. We entered into and settled several hedging arrangements during the three months ended June 30, 2007 in order to reduce our interest rate exposure related to the issuance of a portion of the ten- and thirty-year fixed rate senior notes.

Based on our current mix of fixed-rate and variable-rate debt, we do not have material exposure to interest rate risk. In the future, if our mix of fixed-rate and variable-rate debt were to change due to additional borrowing under existing variable-rate credit facilities or new variable-rate debt instruments, we could have exposure to interest rate risk. The nature and amount of our long-term and short-term debt, as well as the proportionate amount of fixed-rate and variable-rate debt, can be expected to vary as a result of future business requirements, market conditions and other factors. For additional information about our debt, including the hedging arrangements mentioned above, see Note 4 of the Notes to Consolidated Financial Statements.

There were no material changes to our foreign currency exchange market risk exposure during the six months ended June 30, 2007. For additional information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2006 Form 10-K.

ITEM 4.                CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Upon our acquisition of TALX Corporation on May 15, 2007, we expanded our internal controls over financial reporting to include the consolidation of TALX’s results of operations, financial statement disclosures and certain processes and systems that were integrated in the second quarter of 2007. There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

Equifax, certain of its subsidiaries, and other persons have been named as parties in various legal actions and administrative proceedings arising in connection with the operation of Equifax’s businesses. In most cases, plaintiffs seek unspecified damages and other relief. These actions include the following:

Naviant Arbitration and Litigation.   We commenced an arbitration proceeding against the shareholder sellers of Naviant, Inc., which we acquired in 2002, claiming they breached various representations and warranties concerning information furnished to us in connection with the acquisition transaction. We also filed a lawsuit on August 13, 2004, in the U.S. District Court for the Southern District of Florida, in a case captioned Equifax Inc. and Naviant Inc. v. Austin Ventures VII, L.P, et al., to preserve our legal claims against these shareholder sellers. The litigation was stayed pending the outcome of the arbitration. Since our demand for arbitration was filed on December 30, 2003, we have released our claims against one selling shareholder, Seisint, Inc., as part of a settlement and settled our claims against certain other former selling shareholders on June 14, 2006, in exchange for a cash payment to us of $15.2 million. On November 21, 2006, the District Court granted our request to lift the stay on our lawsuit so we can pursue our claims against the selling shareholders in that action. On June 8, 2007, the District Court entered an Order denying in part and granting in part defendants’ various motions to dismiss our claims. Pursuant to that Order, we have filed a Second Amended Complaint. At our request, the arbitration panel has entered an order staying the arbitration proceedings.

CROA Litigation.   On November 19, 2004, an action was commenced captioned Robbie Hillis v. Equifax Consumer Services, Inc. and Fair Isaac, Inc., in the U.S. District Court for the Northern District of Georgia. Plaintiff asserted that defendants jointly sold Equifax’s Score Power® credit score product in violation of certain procedural requirements under the federal Credit Repair Organizations Act (“CROA”) and in violation of the antifraud provisions of that statute. Plaintiff contended that Equifax Consumer Services, Inc., and Fair Isaac are “credit repair organizations” under the CROA and that the transaction by which he purchased Score Power® was in violation of the CROA and fraudulent. On June 12, 2007, the District Court entered an Order granting final approval of an Agreement of Settlement pursuant to which a consolidated class consisting of all purchasers from defendants of ScorePower, CreditWatch and a variety of related services released all CROA claims and will receive, on request, ScoreWatch for a three-month period without cost. The Order also provides for certain injunctive relief and payment of Plaintiffs’ counsel fees in an amount not to exceed $4 million. Several class members have appealed the District Court’s Order to the U.S. Court of Appeals for the Eleventh Circuit.

NCRA/Standfacts Litigation.   On March 25, 2004, the National Credit Reporting Association, Inc. (“NCRA”), a trade association of mortgage credit information resellers, and, separately, 23 of NCRA’s members, commenced suits against Equifax, Experian and TransUnion alleging various violations of antitrust and unfair practices laws. After a variety of rulings on procedural and substantive issues, including grants on two occasions of all or part of defendants’ motions to dismiss, the remaining claims of all plaintiffs have been consolidated under a Third Amended Complaint, filed June 29, 2005, in an action captioned Standfacts Credit Services, et al. v. Experian Information Solutions, Inc., Equifax Inc., and TransUnion, LLC, pending in the U.S District Court for the Central District of California. The amended complaint seeks injunctive relief and unspecified amounts of damages. In 2005, the District Court granted defendants’ motions to dismiss all claims except for one remaining Sherman Act, Section 1 conspiracy claim. In late 2006, 19 of the 23 original plaintiffs were dismissed from the case by agreement. On January 18, 2007, the District Court entered a final order pursuant to stipulation of the parties dismissing all remaining claims of plaintiffs, with prejudice, and preserving only the right of certain plaintiffs to appeal the previous dismissal by the District Court of certain monopolization claims to the U.S. Court of Appeals for the Ninth Circuit. Plaintiffs filed their notice of appeal with the Ninth Circuit on February 15, 2007. The appellate briefing is scheduled to be completed in early 2008.

VantageScore Litigation.   On March 14, 2006, Equifax and two other national credit reporting companies announced the development of VantageScore, a credit scoring system. VantageScore is being independently marketed and sold separately by the three national credit reporting companies through licensing agreements with VantageScore Solutions LLC, which is jointly owned by them. On October 11, 2006, in an action captioned Fair Isaac Corporation v. Equifax Inc., Experian Information Solutions, Inc., TransUnion LLC and VantageScore Solutions LLC, Fair Isaac Corporation filed a lawsuit in the U.S. District Court for the District of Minnesota, alleging that the national credit reporting companies and VantageScore Solutions LLC violated antitrust laws, engaged in unfair competitive practices and infringed plaintiff’s trademark by using a credit score product with a score range that overlaps the FICO® score range. The defendants have filed answers denying the claims. The magistrate judge has entered a scheduling order setting the close of all discovery by February 2008 and a trial readiness date of June 1, 2008. Equifax believes the lawsuit is without merit and will vigorously defend itself and VantageScore Solutions LLC against these claims.

TALX Shareholder Litigation.   On March 22, 2007, in an action captioned Tony Gabriel v. Talx Corporation, et al., pending in the Circuit Court of St. Louis County, Missouri, a shareholder of TALX Corporation filed a lawsuit alleging that TALX and its directors breached their fiduciary duties and engaged in self-dealing in connection with their approval of the February 14, 2007 agreement whereby Equifax agreed to acquire all of the outstanding shares of TALX. The action sought to enjoin and/or rescind that transaction. Plaintiff moved for a temporary restraining order, which the Circuit Court denied on May 10, 2007. On May 15, 2007, the shareholders of TALX approved the proposed acquisition which was subsequently completed. On July 5, 2007, the parties filed a joint stipulation to dismiss the case without prejudice.

Other.   Equifax has been named as a defendant in various other legal actions, including administrative claims, class actions and other litigation arising in connection with our business. Some of the legal actions include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. We believe we have strong defenses to, and where appropriate, will vigorously contest, many of these matters. Given the number of these matters, some are likely to result in adverse judgments, penalties, injunctions, fines or other relief. However, we do not believe that these litigation matters will be individually material to our financial condition or results of operations. We may explore potential settlements before a case is taken through trial because of the uncertainty and risks inherent in the litigation process.

For information regarding contingent tax claims raised by the Canada Revenue Agency, and our accounting for legal contingencies, see Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q.

ITEM 1A.        RISK FACTORS

Our principal risk factors include, but are not limited to:

•       changes in U.S. and global economic conditions and significant movements in interest rates, employment levels, availability of credit, consumer confidence and other factors that impact consumer spending and use of consumer debt;

•       changes in market demand for our products and services;

•       our ability to successfully develop and market new products and services, incorporate new technology and adapt to technological change and customer demand;

•       pricing strategies, new product introductions and other pressures from existing or emerging competitors which could result in a loss of customers or a rate of increase or decrease in prices for our services different than past experience;

•       changes in laws and regulations governing our business and the application of existing laws, including international, federal or state responses to identity theft concerns, privacy, data and other consumer protection provisions governing the use of consumer or business identification, credit, employment or marketing information, employment tax credits and employment compensation taxes, which could increase our operating costs or reduce the market for our services;

•       disruptions in our business-critical systems and operations which could interfere with our ability to deliver products and services to our customers;

•       security risks relating to illegal third party efforts to access our data and interfere with our operating systems;

•       risks associated with our integration of TALX, other acquired technologies, businesses and investments;

•       risks associated with financing and refinancing, including the willingness of credit institutions to provide financing to us;

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during the three months ended June 30, 2007:

				Maximum Number
				(or Approximate
			Total Number	Dollar Value)
	Total		of Shares Purchased	of Shares that May
	Number	Average	as Part of	Yet Be Purchased
	of Shares	Price Paid	Publicly-Announced	Under the Plans or
Period	Purchased(1)	Per Share(2)	Plans or Programs	Programs(3)
March 31, 2007				$782,623,714
April 1 - April 30, 2007	9,812	$—	—	$782,623,714
May 1 - May 31, 2007	1,793,352	$41.48	1,791,000	$708,341,197
June 1 - June 30, 2007	2,387,700	$43.99	2,387,700	$603,297,622
Total	4,190,864	$42.91	4,178,700	$603,297,622

(1)          The total number of shares purchased generally includes: (1) shares purchased pursuant to our publicly announced share repurchase program (“Program”); and (2) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 9,812 shares in April 2007, 2,352 shares in May 2007 and 0 shares in June 2007.

(2)          Average price paid per share for shares purchased as part of the Program (includes brokerage commissions).

(3)          In February 2007, in connection with our acquisition of TALX, the Board authorized an increase in the Program to $783.0 million. Shares may be repurchased on the open market, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. The specific timing and amount of repurchases will vary based on market conditions, securities law limitations and other factors.

Dividend and Share Repurchase Restrictions

Our $850.0 million senior unsecured revolving credit agreement, as amended, with SunTrust Bank and other lenders restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if the total amount of such payments in any fiscal year would exceed 20% of our consolidated total assets measured as of the end of the preceding fiscal year.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2007 Annual Meeting of Shareholders was held on May 4, 2007. A total of 113,492,412 of our shares were present or represented by proxy at the meeting. This represented approximately 88% of our outstanding shares. The following matters were voted upon at the meeting:

1.                 Each nominee for director was re-elected as a Class III director for a three-year term expiring on the date of the 2010 Annual Meeting of Shareholders, as follows:

	Shares	Shares
Name	Voted For	Withheld
John L. Clendenin	111,029,450	2,462,964
A. William Dahlberg	111,545,798	1,946,615
Robert D. Daleo	108,937,090	4,555,324
L. Phillip Humann	99,428,008	14,064,406

There were no broker non-votes for the election of the four directors.

Other directors whose terms of office continued after the meeting were as follows:

Class II (term expiring in 2008)	Class I (term expiring in 2009)
James E. Copeland, Jr.	Mark L. Feidler
Lee A. Kennedy	Larry L. Prince
Siri S. Marshall	Richard F. Smith
Jacquelyn M. Ward

2.                 The shareholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2007, as follows:

Shares For	Shares Against	Shares Abstained
112,380,872	315,630	795,910

There were no broker non-votes on this matter.

ITEM 5.                Other Information

Director Election.   Following the completion of our acquisition of TALX on May 15, 2007, our Board of Directors elected TALX’s Chairman, President and Chief Executive Officer, William W. Canfield, as a Class II director for a term expiring in 2008. He was also appointed President of our TALX business unit.

Purchase of JV White Facility.   On July 26, 2007, we purchased the building which houses our Atlanta, Georgia data center, the JV White Facility, for cash consideration of approximately $30.0 million and the assumption of a mortgage obligation from the prior owner of the JV White Facility of $12.8 million. The mortgage obligation has a fixed rate of interest of 4.25% per annum and is payable in annual installments until 2012. The issuer of the mortgage assumed by us is SunTrust Bank, which is a related party.

ITEM 6.                EXHIBITS

The following is a complete list of Exhibits included as part of this Report. A list of those documents filed with this Report is set forth on the Index to Exhibits appearing elsewhere in this Report and is incorporated by reference:

Exhibit No.	Description
4.1

Note Purchase Agreement dated as of May 25, 2006, among TALX Corporation and the Purchasers named therein (TALX Corporation Senior Guaranteed Notes due 2014) (including as Exhibit 1 the form of Senior Guaranteed Note due 2014).

4.2

Amendment Agreement dated as of May 15, 2007, among Equifax Inc., TALX Corporation and the Purchasers named therein (including form of Equifax Inc. parent guaranty), to Note Purchase Agreement between TALX Corporation and the Purchasers named therein dated as of May 25, 2006 (TALX Corporation Senior Guaranteed Notes due 2014).

10.1	TALX Corporation Amended and Restated 1994 Stock Option Plan.
10.2	Form of Incentive Stock Option Agreement (TALX Corporation Amended and Restated 1994 Stock Option Plan).
10.3	Form of Non-Qualified Stock Option Agreement (TALX Corporation Amended and Restated 1994 Stock Option Plan).
10.4	TALX Corporation Outside Directors’ Stock Option Plan.
10.5	First Amendment to TALX Corporation Outside Directors’ Stock Option Plan.
10.6	Second Amendment to TALX Corporation Outside Directors’ Stock Option Plan.
10.7	Form of Director Stock Option Agreement (TALX Corporation, Outside Directors Stock Option Plan).
10.8	Form of Restricted Stock Agreement (TALX Corporation 2005 Omnibus Stock Plan).
10.9	Employment Agreement dated September 1, 1996, and Modification of Employment Agreement dated February 1, 2007, between TALX Corporation and William W. Canfield.
10.10

First Amendment to and Complete Restatement of TALX Split-Dollar Agreements and Related Insurance Agreements, dated March 31, 1999, by and among TALX Corporation, William W. Canfield, and Thomas M. Canfield and James W. Canfield, Trustees of the Canfield Family Irrevocable Insurance Trust U/A March 31, 1993.

10.11	TALX Corporation 2005 Omnibus Stock Plan.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUIFAX INC.
(Registrant)
Date: August 1, 2007	By:	/s/ RICHARD F. SMITH
Richard F. Smith
Chairman and Chief Executive Officer (Principal Executive Officer)
Date: August 1, 2007		/s/ LEE ADREAN
Lee Adrean
Corporate Vice President and Chief Financial Officer (Principal Financial Officer)
Date: August 1, 2007		/s/ NUALA M. KING
Nuala M. King
Senior Vice President and Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

The following documents are being filed with this Report.

Exhibit No.	Description
4.1

Note Purchase Agreement dated as of May 25, 2006, among TALX Corporation and the Purchasers named therein (TALX Corporation Senior Guaranteed Notes due 2014) (including as Exhibit 1 the form of Senior Guaranteed Note due 2014).

4.2

Amendment Agreement dated as of May 15, 2007, among Equifax Inc., TALX Corporation and the Purchasers named therein (including form of Equifax Inc. parent guaranty), to Note Purchase Agreement between TALX Corporation and the Purchasers named therein dated as of May 25, 2006 (TALX Corporation Senior Guaranteed Notes due 2014).

10.1	TALX Corporation Amended and Restated 1994 Stock Option Plan.
10.2	Form of Incentive Stock Option Agreement (TALX Corporation Amended and Restated 1994 Stock Option Plan).
10.3	Form of Non-Qualified Stock Option Agreement (TALX Corporation Amended and Restated 1994 Stock Option Plan).
10.4	TALX Corporation Outside Directors’ Stock Option Plan.
10.5	First Amendment to TALX Corporation Outside Directors’ Stock Option Plan.
10.6	Second Amendment to TALX Corporation Outside Directors’ Stock Option Plan.
10.7	Form of Director Stock Option Agreement (TALX Corporation, Outside Directors Stock Option Plan).
10.8	Form of Restricted Stock Agreement (TALX Corporation 2005 Omnibus Stock Plan).
10.9	Employment Agreement dated September 1, 1996, and Modification of Employment Agreement dated February 1, 2007, between TALX Corporation and William W. Canfield.
10.10

First Amendment to and Complete Restatement of TALX Split-Dollar Agreements and Related Insurance Agreements, dated March 31, 1999, by and among TALX Corporation, William W. Canfield, and Thomas M. Canfield and James W. Canfield, Trustees of the Canfield Family Irrevocable Insurance Trust U/A March 31, 1993.

10.11	TALX Corporation 2005 Omnibus Stock Plan.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.