Form 10-Q
period 2007-09-30
EQUIFAX INC
filed 2007-10-30
CIK 33185

Use these links to rapidly review the document
EQUIFAX INC. QUARTERLY REPORT ON FORM 10-Q QUARTER ENDED SEPTEMBER 30, 2007 INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2007
Common Stock, $1.25 Par Value	131,838,520

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,
(In millions, except per share amounts)	2007	2006
	(Unaudited)
Operating revenue	$492.5	$394.6

Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	194.3	157.9
Selling, general and administrative expenses	130.1	95.7
Depreciation and amortization	38.9	20.4

Total operating expenses	363.3	274.0

Operating income	129.2	120.6
Interest expense	(19.9)	(7.9)
Minority interests in earnings, net of tax	(1.7)	(1.0)
Other income, net	1.2	0.5

Income before income taxes	108.8	112.2
Provision for income taxes	(40.9)	(33.3)

Net income	$67.9	$78.9

Basic earnings per common share	$0.49	$0.62

Weighted-average shares used in computing basic earnings per share	137.4	126.4

Diluted earnings per common share	$0.48	$0.61

Weighted-average shares used in computing diluted earnings per share	140.6	128.4

Dividends per common share	$0.04	$0.04

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended September 30,
(In millions, except per share amounts)	2007	2006
	(Unaudited)
Operating revenue	$1,352.2	$1,156.3

Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	553.5	466.5
Selling, general and administrative expenses	342.8	301.6
Depreciation and amortization	89.9	62.0

Total operating expenses	986.2	830.1

Operating income	366.0	326.2
Interest expense	(37.7)	(24.0)
Minority interests in earnings, net of tax	(4.4)	(3.0)
Other income, net	2.5	16.0

Income before income taxes	326.4	315.2
Provision for income taxes	(119.4)	(103.8)

Net income	$207.0	$211.4

Basic earnings per common share	$1.56	$1.65

Weighted-average shares used in computing basic earnings per share	132.4	127.8

Diluted earnings per common share	$1.53	$1.62

Weighted-average shares used in computing diluted earnings per share	135.5	130.1

Dividends per common share	$0.12	$0.12

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except par values)	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87.0	$67.8
Trade accounts receivable, net of allowance for doubtful accounts of $7.8 and $8.7 at September 30, 2007 and December 31, 2006, respectively	302.7	244.8
Prepaid expenses	31.0	21.5
Other current assets	23.7	11.1

Total current assets	444.4	345.2

Property and equipment:
Capitalized internal-use software and system costs	277.0	243.8
Data processing equipment and furniture	168.3	132.2
Land, buildings and improvements	84.0	29.7

Total property and equipment	529.3	405.7
Less accumulated depreciation and amortization	(290.3)	(243.8)

Total property and equipment, net	239.0	161.9

Goodwill	1,791.1	842.0
Indefinite-lived intangible assets	95.6	95.2
Purchased intangible assets, net	780.5	242.2
Prepaid pension asset	59.2	47.7
Other assets, net	70.9	56.4

Total assets	$3,480.7	$1,790.6

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt and current maturities	$168.2	$330.0
Accounts payable	21.8	23.5
Accrued expenses	71.0	62.0
Accrued salaries and bonuses	51.6	41.9
Deferred revenue	67.5	62.7
Other current liabilities	91.2	62.0

Total current liabilities	471.3	582.1
Long-term debt	1,240.9	173.9
Deferred income tax liabilities, net	263.9	70.8
Long-term pension and other postretirement benefit liabilities	60.5	65.3
Other long-term liabilities	66.6	60.4

Total liabilities	2,103.2	952.5

Shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares—10.0; Issued shares—none	—	—
Common stock, $1.25 par value: Authorized shares—300.0; Issued shares—188.1 and 186.3 at September 30, 2007 and December 31, 2006, respectively; Outstanding shares—131.9 and 124.7 at September 30, 2007 and December 31, 2006, respectively	235.1	232.9
Paid-in capital	996.6	609.2
Retained earnings	1,969.7	1,778.6
Accumulated other comprehensive loss	(185.8)	(232.2)
Treasury stock, at cost, 52.5 shares and 57.7 shares at September 30, 2007 and December 31, 2006	(1,580.5)	(1,490.9)
Stock held by employee benefits trusts, at cost, 3.7 and 3.9 shares at September 30, 2007 and December 31, 2006	(57.6)	(59.5)

Total shareholders' equity	1,377.5	838.1

Total liabilities and shareholders' equity	$3,480.7	$1,790.6

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In millions)	2007	2006
	(Unaudited)
Operating activities:
Net income	$207.0	$211.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89.9	62.0
Stock-based compensation expense	13.2	14.4
Tax effects of stock-based compensation plans	12.9	6.9
Excess tax benefits from stock-based compensation plans	(12.5)	(5.2)
Deferred income taxes	(4.2)	3.7
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(4.5)	(29.3)
Prepaid expenses and other current assets	(9.6)	(6.7)
Other assets	(16.7)	(3.9)
Current liabilities, excluding debt	(8.9)	26.1
Other long-term liabilities, excluding debt	5.2	(25.7)

Cash provided by operating activities	271.8	253.7

Investing activities:
Capital expenditures	(85.3)	(34.1)
Acquisitions, net of cash acquired	(291.0)	—
Other	(3.8)	(0.1)

Cash used in investing activities	(380.1)	(34.2)

Financing activities:
Net short-term borrowings (repayments)	88.1	(0.6)
Net borrowings (repayments) under long-term revolving credit facilities	78.4	(47.0)
Treasury stock purchases	(605.7)	(163.9)
Dividends paid	(15.4)	(15.3)
Proceeds from exercise of stock options	27.1	19.8
Excess tax benefits from stock-based compensation plans	12.5	5.2
Proceeds from issuance of long-term debt	543.9	—
Other	(5.3)	(0.2)

Cash provided by (used in) financing activities	123.6	(202.0)

Effect of foreign currency exchange rates on cash and cash equivalents	3.9	0.7

Increase in cash and cash equivalents	19.2	18.2
Cash and cash equivalents, beginning of period	67.8	37.5

Cash and cash equivalents, end of period	$87.0	$55.7

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Common Stock						Stock Held By Employee Benefits Trusts
					Accumulated Other Comprehensive Loss
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Total Shareholders' Equity
	(In millions, except per share amounts)
Balance, December 31, 2006	124.7	$232.9	$609.2	$1,778.6	$(232.2)	$(1,490.9)	$(59.5)	$838.1
Net income	—	—	—	207.0	—	—	—	207.0
Other comprehensive income	—	—	—	—	46.4	—	—	46.4
Shares issued under stock plans	1.6	2.0	22.8	—	—	—	—	24.8
Shares issued under benefits plans	0.3	0.2	1.8	—	—	—	1.9	3.9
Treasury stock exchanged for option price	—	—	—	—	—	(0.5)	—	(0.5)
Treasury stock exchanged for minimum tax withholdings	—	—	—	—	—	(1.1)	—	(1.1)
Equity consideration issued for TALX acquisition	20.6	—	330.7	—	—	532.9	—	863.6
Treasury stock purchased ($40.51 per share)*	(15.3)	—	—	—	—	(620.9)	—	(620.9)
Cash dividends ($0.04 per share)	—	—	—	(15.9)	—	—	—	(15.9)
Reclassification of director deferred compensation plan from liabilities to shareholders' equity based on plan amendments	—	—	5.5	—	—	—	—	5.5
Stock-based compensation expense	—	—	13.2	—	—	—	—	13.2
Tax effects of stock-based compensation plans	—	—	12.9	—	—	—	—	12.9
Dividends paid to employee benefits trusts	—	—	0.5	—	—	—	—	0.5

Balance, September 30, 2007	131.9	$235.1	$996.6	$1,969.7	$(185.8)	$(1,580.5)	$(57.6)	$1,377.5

*
At September 30, 2007, approximately $161.7 million was authorized for future repurchases of our common stock.

Accumulated Other Comprehensive Loss consists of the following components:

	September 30, 2007	December 31, 2006
	(In millions)
Foreign currency translation	$(68.7)	$(113.2)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $65.7 at September 30, 2007	(113.4)	—
Minimum pension liability, net of accumulated tax of $4.5 at December 31, 2006	—	(7.7)
Adjustment to initially apply SFAS 158, net of accumulated tax of $63.8 at December 31, 2006	—	(110.7)
Cash flow hedging transactions, net of tax of $2.2 and $0.4 at September 30, 2007 and December 31, 2006, respectively	(3.7)	(0.6)

Accumulated other comprehensive loss	$(185.8)	$(232.2)

Comprehensive Income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In millions)
Net income	$67.9	$78.9	$207.0	$211.4
Other comprehensive income:
Foreign currency translation adjustment	16.8	4.6	44.5	23.5
Recognition of prior service cost and actuarial losses related to our pension and other postretirement benefit plans	1.7	—	5.0	—
Change in cumulative loss from cash flow hedging transactions	(0.1)	(0.3)	(3.1)	0.3

Comprehensive income	$86.3	$83.2	$253.4	$235.2

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

        As used herein, the terms "Equifax", "the Company", "we", "our" and "us" refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Operations.    We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of September 30, 2007, we operated in 14 countries: Argentina, Brazil, Canada, Chile, Costa Rica, El Salvador, Honduras, Peru, Portugal, the Republic of Ireland, Spain, the United Kingdom ("U.K."), Uruguay, and the United States of America ("U.S.")

        We develop, maintain and enhance secured proprietary information databases through the compilation of credit and employment information about consumers and businesses that we obtain from a variety of sources, such as credit granting institutions, public record information (including bankruptcies, liens and judgments), income and tax information primarily from large to mid-sized companies in the U.S., and marketing information from surveys and warranty cards. We process this information utilizing our proprietary information management systems.

        Basis of Presentation.    The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), the instructions to Form 10-Q and Article 10 of Regulation S-X. To understand the complete financial position and results of the Company, as defined by GAAP, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2006 ("2006 Form 10-K"), as updated by our Form 8-K filed on May 4, 2007.

        Our unaudited Consolidated Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods presented therein. All adjustments made have been of a normal recurring nature.

        We have reclassified certain prior period amounts in our Consolidated Financial Statements to conform to the current period presentation including our 2007 segment reorganization more fully described in Note 9. The effect of these reclassifications is not material.

        Earnings Per Share.    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," our basic earnings per share ("EPS") is calculated as net income divided by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. The income amount used in our EPS calculations is the same for both basic and diluted EPS. A reconciliation of the weighted-average outstanding shares used in the two calculations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In millions)		(In millions)
Weighted-average shares outstanding (basic)	137.4	126.4	132.4	127.8
Effect of dilutive securities:
Stock options	3.0	1.6	2.9	1.8
Long-term incentive plans	0.2	0.4	0.2	0.5

Weighted-average shares outstanding (diluted)	140.6	128.4	135.5	130.1

For the three and nine months ended September 30, 2007, 0.4 million and 0.3 million options, respectively, were antidilutive and therefore excluded from this calculation. For the three and nine months ended September 30, 2006, 0.8 million and 0.6 million options, respectively, were antidilutive and therefore excluded from this calculation.

        Purchased Intangible Assets.    Purchased intangible assets represent the estimated fair value of acquired intangible assets used in our business. Purchased data files represent the estimated fair value of files acquired primarily through the purchase of independent credit reporting agencies in the U.S. and Canada. We expense the cost of modifying and updating credit files in the period such costs are incurred. We amortize purchased data files, which primarily consist of acquired credit files, on a straight-line basis. All of our other purchased intangible assets are also amortized on a straight-line basis. See Notes 2 and 3 for additional information about our purchased intangible assets.

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

        Revenues from The Work Number business are realized primarily from transaction or monthly fees charged for verification services and, to a lesser degree, based on up-front set-up fees and periodic maintenance fees charged to employers. Revenues for transaction fees are recognized in the period that they are earned, based on fees charged to users at the time they conduct verifications of employment and income. The revenue for set-up fees and monthly maintenance fees is recognized on a straight-line basis from the time the service is outsourced to us by our clients through the end of the service period.

        Certain revenues from the Tax and Talent Management Services business are recognized in the period that they are earned, as the services are provided. Employment tax management revenue that is contingent upon achieving certain performance criteria is recognized when those criteria are met. We recognize revenues for our tax credits and incentives contracts having contingent terms, as a percentage of the tax credits and incentives realized by our clients.

        In relationships with certain of our TALX customers, we enter into agreements with more than one of our service offerings included in the arrangement. In accordance with the consensus of Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," as these fee arrangements are similar to those charged to other clients, we recognize revenue on the basis of the fair values of the underlying services.

        Recent Accounting Pronouncements.    In November 2005, Financial Accounting Standards Board Staff Position FAS No. 123(R)-3: "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards" ("FSP 123R-3"), was issued, which provides a practical or simplified transition election related to accounting for the tax effects of share-based payment awards to employees as opposed to the more detailed method provided in SFAS No. 123(R), "Share-Based Payment" ("SFAS 123R"). FSP 123R-3 allowed us to elect a transition method up to one year from the date of adoption of SFAS 123R. Accordingly, on January 1, 2007, we elected the simplified method as described in FSP123R-3. As a result of electing this transition method, we are required to retrospectively apply this method to our 2006 Consolidated Statement of Cash Flows since we were required to apply the more detailed method in SFAS 123R until we elected a transition method. The reclassification between cash provided by operating activities and cash provided by financing activities on our 2006 Consolidated Statement of Cash Flows as a result of electing the simplified method is not material.

        In March 2007, the FASB ratified the consensus reached by the EITF related to EITF Issue No. 06-10, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements" ("EITF 06-10"), which requires (1) the recognition of a liability related to postretirement benefits covered by collateral split-dollar life insurance arrangements since the employer has the obligation to provide the benefit to the employee and (2) to recognize and measure the asset based on the nature and substance of the arrangement. We have collateral split-dollar life insurance arrangements for certain employees of the Company. The liability is required to be recognized in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits, Other Than Pensions," or Accounting Principles Board ("APB") Opinion No. 12, "Omnibus Opinion—1967," as appropriate. For transition purposes, we may adopt EITF 06-10 as a change in accounting principle through either (1) retrospective application to all periods presented or (2) a cumulative-effect adjustment to retained earnings. We will be required to adopt EITF 06-10 on January 1, 2008. We are currently evaluating the impact of adopting EITF 06-10 on our Consolidated Financial Statements.

        For additional recent accounting pronouncements pending adoption, see Note 1 of the Notes to Consolidated Financial Statements in our 2006 Form 10-K.

2. ACQUISITION

        TALX Acquisition.    On May 15, 2007, we completed the acquisition of all of the outstanding shares of TALX Corporation ("TALX"), a leading provider of employment and income verification and human resources business process outsourcing services. The acquisition aligns with our long-term growth strategy of expanding into new markets with unique data. Under the terms of the transaction, we issued 20.6 million shares of Equifax common stock from treasury, issued 1.9 million fully-vested options to purchase Equifax common stock and paid approximately $269.1 million in cash, net of cash acquired, plus transaction costs of approximately $18.0 million. The fair value of options issued was determined using a binomial valuation model. The fair value of the vested options is included in the total purchase price. The options have a weighted-average exercise price of $9.11 and a weighted-average remaining contractual term of 4.9 years. We also assumed TALX's outstanding debt, which had a fair value totaling $177.6 million at May 15, 2007. We financed the cash portion of the acquisition with borrowings under our senior revolving credit facility. The results of TALX's operations are included in our Consolidated Financial Statements beginning on May 15, 2007.

        The TALX acquisition was recorded by allocating the cost of completing the acquisition to the assets acquired, including identifiable intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date pursuant to SFAS No. 141, "Business Combinations" ("SFAS 141"). The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed was recorded as goodwill. The allocation below is preliminary, as the final valuation of certain assets and liabilities has not been resolved.

        The preliminary purchase price allocation is as follows:

(in millions)
Net tangible assets	$36.5
Identifiable intangible assets*	570.4
Goodwill**	923.9
Long-term debt	(177.6)
Long-term deferred income tax liabilities, net	(196.6)

Net assets acquired	$1,156.6

*
Our valuation of identifiable intangible assets acquired includes the following:

Intangible asset category	Fair value	Weighted- average remaining useful life
	(in millions)	(in years)
Customer relationships	$389.5	20.5
Proprietary database	117.6	5.6
Technology	33.4	3.6
Trade names	29.9	8.9

Total acquired intangibles	$570.4	15.9

**
Of the $923.9 million in goodwill included in the preliminary purchase price allocation, all of which is allocated to the TALX operating segment, $107.5 million is tax deductible.

        Pro Forma Results.    The following pro forma financial information for the three and nine months ended September 30, 2007 and 2006 presents the combined results of operations of Equifax and TALX as if the acquisition had occurred on January 1, 2007 and 2006, respectively. The combined results of operations have been adjusted for the impact of certain acquisition-related items, including additional amortization of identified intangible assets and additional financing expenses. The impact of pro forma adjustments are tax-effected using the future consolidated corporate tax rate.

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

	Unaudited, Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions, except per share data)
Revenue	$492.5	$460.3	$1,459.5	$1,348.1
Operating income	$129.2	$125.6	$380.6	$340.2
Net income	$67.9	$77.9	$210.0	$207.9
Net income per share:
Basic	$0.49	$0.53	$1.37	$1.40
Diluted	$0.48	$0.52	$1.34	$1.37

3. GOODWILL AND INTANGIBLE ASSETS

        The allocation of the TALX purchase price is preliminary, as the final valuation of certain assets and liabilities has not been resolved. See Note 2 for additional information about the TALX acquisition.

        Goodwill.    Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill is tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment test as of September 30. Our 2007 annual impairment test resulted in no impairment of goodwill.

        As discussed in Note 9, we realigned our organization, effective January 1, 2007, which resulted in new reportable segments. To reflect this new organizational structure, we reallocated goodwill to our new reporting units based on their relative fair value, as applicable, in accordance with SFAS 142. When reporting units are changed, SFAS 142 requires that goodwill be tested for impairment. During the first quarter of 2007, we performed our goodwill impairment test following the reallocation of goodwill, which resulted in no impairment.

        Goodwill allocated to our reportable segments at December 31, 2006 under our prior organizational structure was as follows:

	North American Operations	Europe Operations	Latin American Operations	Corporate	Total
	(In millions)
Balance, December 31, 2006	$552.1	$119.7	$164.3	$5.9	$842.0

        All of our reportable segments changed as a result of our organizational realignment effective January 1, 2007. Goodwill reallocated as a result of our organizational realignment as of January 1, 2007 and changes in the amount of goodwill for the nine months ended September 30, 2007 are as follows:

	U.S. Consumer Information Solutions	International	North America Personal Solutions	North America Commercial Solutions	TALX	Total
	(in millions)
Balance, January 1, 2007*	$491.4	$310.7	$1.8	$38.1	$—	$842.0
Acquisitions	—	—	—	—	923.9	923.9
Purchase price adjustment	(0.2)	—	—	(1.1)	—	(1.3)
Foreign currency translation	—	28.6	—	0.8	—	29.4
Tax benefits of options exercised	—	—	—	—	(2.9)	(2.9)

Balance, September 30, 2007	$491.2	$339.3	$1.8	$37.8	$921.0	$1,791.1

*
Date of goodwill reallocation based on organizational realignment, which changed our reportable segments.

        Indefinite-Lived Intangible Assets.    Indefinite-lived intangible assets consist of contractual/territorial rights representing the estimated fair value of rights to operate in certain territories acquired through the purchase of independent credit reporting agencies in the U.S. and Canada. Our contractual/territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. In accordance with SFAS 142, we are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. Our 2007 annual impairment test resulted in no impairment of indefinite-lived intangible assets. During the nine months ended September 30, 2007, contractual/territorial rights increased $0.4 million to $95.6 million due to foreign currency translation.

        Purchased Intangible Assets.    Purchased intangible assets represent the estimated fair value of acquired intangible assets used in our business. All of our purchased intangible assets are amortized on a straight-line basis. See Note 1 for additional information about the useful lives related to our purchased intangible assets.

        Purchased intangible assets at September 30, 2007 and December 31, 2006 consist of the following:

	September 30, 2007			December 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In millions)
Definite-lived intangible assets:
Purchased data files	$402.8	$(213.3)	$189.5	$390.8	$(191.3)	$199.5
Acquired software and technology	72.4	(21.0)	51.4	39.1	(15.7)	23.4
Customer relationships	411.5	(12.2)	399.3	18.5	(1.9)	16.6
Proprietary database	117.6	(7.4)	110.2	—	—	—
Non-compete agreements	6.2	(5.4)	0.8	5.9	(4.6)	1.3
Trade names and other intangible assets	31.9	(2.6)	29.3	2.0	(0.6)	1.4

Total definite-lived intangible assets	$1,042.4	$(261.9)	$780.5	$456.3	$(214.1)	$242.2

Amortization expense related to purchased intangible assets was $21.7 million and $7.5 million during the three months ended September 30, 2007 and 2006, respectively. Amortization expense related to purchased intangible assets was $44.1 million and $23.5 million during the nine months ended September 30, 2007 and 2006, respectively. Estimated future amortization expense related to definite-lived purchased intangible assets at September 30, 2007 is as follows:

Years ending December 31,	Amount
(In millions)
Three months ending December 31, 2007	$21.6
2008	85.6
2009	83.3
2010	83.0
2011	77.2
Thereafter	429.8

$780.5

4. DEBT

        Debt outstanding at September 30, 2007 and December 31, 2006 was as follows:

	September 30, 2007	December 31, 2006
	(In millions)
Commercial Paper	$168.1	$—
Notes, 4.95%, due November 2007	250.0	250.0
Notes, 4.25%, due May 2012	12.5	—
Notes, 7.34%, due May 2014	75.0	—
Notes, 6.30%, due July 2017	300.0	—
Debentures, 6.90%, due July 2028	150.0	150.0
Notes, 7.00%, due July 2037	250.0	—
Trade receivables-backed revolving credit facility	—	80.0
Borrowings under long-term revolving credit facilities	200.0	25.0
Other	0.1	0.1

Total debt	1,405.7	505.1
Less short-term debt and current maturities	(168.2)	(330.0)
Less long-term unamortized discounts	(2.2)	(1.2)
Plus fair value adjustment	5.6	—

Total long-term debt, net	$1,240.9	$173.9

        Senior Credit Facility.    During the second quarter of 2007, we amended our senior unsecured revolving credit facility with a group of financial institutions (the "Senior Credit Facility") to increase the borrowing limit from $500.0 million to $850.0 million. Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Senior Credit Facility expires in July 2011. At September 30, 2007, $200.0 million was outstanding under the Senior Credit Facility.

        On November 1, 2007, $250.0 million of 4.95% Notes will mature and become payable. We have decided to refinance this obligation on the maturity date using borrowings from our Senior Credit Facility. Given our intent and ability to refinance this short-term obligation with our Senior Credit Facility, we have reclassified the balance to long-term debt on our Consolidated Balance Sheet at September 30, 2007.

        Commercial Paper Program.    On May 22, 2007, we established an $850.0 million commercial paper program in which borrowings bear interest at either a variable rate (based on LIBOR or other benchmarks) or a fixed rate, with the applicable rate and margin established through private placement of commercial paper notes from time to time. Maturities of commercial paper can range from overnight to 397 days. We use commercial paper issuances as a primary instrument for general corporate purposes. Since the commercial paper program is backstopped by our Senior Credit Facility, the amount of commercial paper which may be issued under the program is reduced by the amount of any outstanding borrowings under our Senior Credit Facility. To the extent commercial paper borrowings bear interest at a variable rate, the Company has interest rate risk when such debt is outstanding. At September 30, 2007, $168.1 million in commercial paper notes were outstanding, at a weighted-average fixed interest rate of 5.7% per annum, all with maturities of less than 90 days.

        4.25% Notes.    Upon our July 26, 2007 acquisition of our Atlanta, Georgia data center, we assumed a $12.5 million mortgage obligation from the prior owner of the building. The mortgage obligation has a fixed rate of interest of 4.25% per annum and is payable in annual installments until March 1, 2012.

        TALX Debt.    At the closing of the TALX acquisition in May 2007, we assumed $75.0 million in 7.34% Senior Guaranteed Notes ("TALX Notes") privately placed by TALX with several institutional investors in May 2006 and $96.6 million outstanding under TALX's revolving credit facility. We are required to repay the principal amount of the TALX Notes in five equal annual installments commencing on May 25, 2010 with a final maturity date of May 25, 2014. We may prepay the TALX Notes subject to certain restrictions and the payment of a make-whole amount. Under certain circumstances, we may be required to use proceeds of certain asset dispositions to prepay a portion of the TALX Notes. Interest on the TALX Notes is payable semiannually until the principal becomes due and payable. We identified a fair value adjustment related to the TALX Notes in applying purchase accounting; this amount will be amortized against interest expense over the remainder of the term of the TALX Notes. At September 30, 2007, the remaining balance of this adjustment is $5.6 million and is included in long-term debt on the Consolidated Balance Sheet. Subsequent to the TALX acquisition, we repaid and terminated the TALX revolving credit facility with borrowings under our Senior Credit Facility. See Note 2 for additional information about the TALX acquisition.

        6.3% and 7.0% Senior Notes.    On June 28, 2007, we issued $300.0 million principal amount of 6.3%, ten-year senior notes and $250.0 million principal amount of 7.0%, thirty-year senior notes (collectively, the "Notes") in underwritten public offerings. Interest is payable semi-annually in arrears on January 1 and July 1 of each year, beginning January 1, 2008. The net proceeds of the financing were used to repay short-term indebtedness, a substantial portion of which was incurred in connection with our acquisition of TALX. We must comply with various non-financial covenants, including certain limitations on liens, additional debt and mortgages, mergers, asset dispositions and sale-leaseback arrangements. The Notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness. Debt issuance costs capitalized under these offerings totaled approximately $4.8 million. The original issuance discount on these offerings totaled $1.3 million.

        In conjunction with the sale of the Notes, we entered into cash flow hedges on $200.0 million and $250.0 million notional amount of ten-year and thirty-year Treasury notes, respectively. These hedges were settled on June 25 and June 26, 2007, the dates the Notes were sold, requiring payment of $1.9 million and $3.0 million, respectively. Pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," the impact of these settlements has been recorded in other comprehensive income and will be amortized against interest expense over the respective terms of the Notes.

        Trade Receivables-Backed Revolving Credit Facility.    We are party to a trade receivables-backed, revolving credit facility under which a wholly-owned subsidiary of Equifax may borrow up to $125.0 million, subject to borrowing base availability and other terms and conditions, for general corporate purposes. This facility expires on November 29, 2007, and the Company does not plan on renewing it for an additional term. Based on the calculation of the borrowing base applicable at September 30, 2007, $108.4 million was available for borrowing and there were no outstanding borrowings under this facility.

        Canadian Credit Facility.    We are a party to a credit agreement with a Canadian financial institution that provides for a C$25.0 million (denominated in Canadian dollars), 364-day revolving credit agreement. This agreement was scheduled to terminate on September 30, 2007. On September 27, 2007, we signed an agreement with the financial institution to extend the maturity date to November 30, 2007. We intend to reduce the borrowing amount and further extend this agreement prior to the new maturity date. During the nine months ended September 30, 2007, there was no activity under this facility. At September 30, 2007, there were no outstanding borrowings under this facility.

        For additional information about these revolving credit facilities, see Note 5 of the Notes to Consolidated Financial Statements in our 2006 Form 10-K.

5. COMMITMENTS AND CONTINGENCIES

        Headquarters Lease.    Other than leasing arrangements, we do not engage in off-balance sheet financing activities. Under the terms of the $29.0 million operating lease for our headquarters building in Atlanta, Georgia, which commenced in 1998 and expires in 2010, we have guaranteed a portion of the residual value of the building at the end of the lease. Total lease payments for the remaining term total $4.6 million at September 30, 2007. Under this synthetic lease arrangement, we have also guaranteed the residual value of the leased property to the lessor. In the event that the property were to be sold by the lessor at the end of the lease term, we would be responsible for any shortfall of the sales proceeds, up to a maximum amount of $23.2 million, which equals 80% of the value of the property at the beginning of the lease term. The liability for this estimated shortfall, which was $1.9 million at September 30, 2007 and $1.4 million at December 31, 2006, is recorded in other long-term liabilities on our Consolidated Balance Sheets.

        Data Processing, Outsourcing Services and Other Agreements.    We have separate agreements with International Business Machines Corporation ("IBM"), Acxiom, and others to outsource portions of our computer data processing operations and related functions, and certain other administrative and operational services. The agreements expire between 2007 and 2013. The estimated aggregate minimal contractual obligation remaining under these agreements is approximately $330.0 million as of December 31, 2006, with no future year's minimum contractual obligation expected to exceed approximately $75.0 million. Annual payment obligations in regard to these agreements vary due to factors such as the volume of data processed; changes in our servicing needs as a result of new product offerings, acquisitions or divestitures; the introduction of significant new technologies; foreign currency; or the general rate of inflation. Our data processing outsourcing agreement with IBM was renegotiated in 2003 for a ten-year term. Under this agreement (which covers our operations in North America, Europe, Brazil and Chile), we have outsourced our mainframe and midrange operations, help desk service and desktop support functions, and the operation of our voice and data networks. The scope of such services varies by location. During the twelve months ended December 31, 2006, 2005 and 2004, we paid $112.1 million, $120.8 million and $110.5 million, respectively, for these services. The estimated future minimum contractual obligation at December 31, 2006 under this agreement is $290.7 million, with no year's minimum contractual obligation expected to exceed approximately $45.0 million. In certain circumstances (e.g., a change in control or for our convenience), we may terminate these data processing and outsourcing agreements, and, in doing so, certain of these agreements require us to pay a significant penalty. Additionally, we may terminate these agreements without penalty in the event that IBM is in material breach of the terms of the agreement.

        Agreement with Computer Sciences Corporation.    We have an agreement with Computer Sciences Corporation and certain of its affiliates, collectively CSC, under which CSC-owned credit reporting agencies utilize our computerized credit database services. CSC retains ownership of its credit files and the revenues generated by its credit reporting activities. We receive a processing fee for maintaining the database and for each report supplied. The agreement expires July 31, 2008 and is renewable at the option of CSC for successive ten-year periods. The agreement provides us with an option to purchase CSC's credit reporting business if it does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. Under the agreement, CSC also has an option, exercisable at any time, to sell its credit reporting business to us. The option expires in 2013. The option exercise price will be determined by a third-party appraisal process and would be due in cash within 180 days after the exercise of the option. We estimated that if the option were exercised at December 31, 2006, the price range would approximate $650.0 million to $725.0 million. This estimate is based solely on our internal analysis of the value of the businesses, current market conditions and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than the estimated amount.

        Guarantees.    We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit were not material at September 30, 2007, and all have a maturity of one year or less. Guarantees are issued from time to time to support the needs of operating units. We also guarantee the operating lease payments of a lease between third parties. The operating lease, which expires December 31, 2011, has a remaining balance of $5.6 million based on the undiscounted value of remaining lease payments, including real estate taxes, at September 30, 2007. We believe that the likelihood of demand for payment by us is minimal and expect no material losses to occur related to this guarantee. Accordingly, we do not have a liability on our Consolidated Balance Sheets at September 30, 2007 or December 31, 2006 related to this guarantee.

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

        We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We have no accrual related to indemnifications on our Consolidated Balance Sheets at September 30, 2007 and December 31, 2006.

        Contingencies.    We are involved in legal proceedings, claims and litigation arising in the ordinary course of business. We periodically assess our exposure related to these matters based on the information which is available. In accordance with SFAS No. 5, "Accounting for Contingencies," we have recorded accruals in our Consolidated Financial Statements for those matters in which it is probable that we have incurred a loss and the amount of the loss, or range of loss, can be reasonably estimated.

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

        Tax Matters.    In 2003, the Canada Revenue Agency ("CRA") issued Notices of Reassessment, asserting that Acrofax, Inc., a wholly-owned Canadian subsidiary of Equifax, is liable for additional tax for the 1995 through 2000 tax years, related to certain intercompany capital contributions and loans. The additional tax sought by the CRA for these periods ranges, based on alternative theories, from $8.5 million ($8.5 million in Canadian dollars) to $18.9 million ($18.9 million in Canadian dollars) plus interest and penalties. Subsequently in 2003, we made a statutorily-required deposit for a portion of the claim. We intend to vigorously contest these reassessments and do not believe we have violated any statutory provision or rule. While we believe our potential exposure is less than the asserted claims and not material to our Consolidated Financial Statements, if the final outcome of this matter was unfavorable to us, an additional claim may be filed by the local province. The likelihood and potential amount of such claim is unknown at this time. We cannot predict when this tax matter will be resolved.

        For additional information about these and other commitments and contingencies, see Note 6 of the Notes to Consolidated Financial Statements in our 2006 Form 10-K.

6. INCOME TAXES

        In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109" ("FIN 48"), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our Consolidated Financial Statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We adopted FIN 48 on January 1, 2007. For transition purposes, we adopted FIN 48 as a change in accounting principle through a cumulative-effect adjustment to retained earnings. The impact of our reassessment of our tax positions in accordance with the requirements of FIN 48 was immaterial to our Consolidated Financial Statements.

        We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes on our Consolidated Statements of Income. Our classification of interest and penalties did not change as a result of adopting FIN 48.

        We have a $31.7 million liability recorded for unrecognized tax benefits as of January 1, 2007, which includes interest and penalties of $5.8 million. The total amount of unrecognized benefits that, if recognized, would affect the effective tax rate is $26.7 million, which includes interest and penalties of $3.8 million. There have not been any material changes in our liability for unrecognized tax benefits, including interest and penalties, during the nine months ended September 30, 2007.

        Equifax and its subsidiaries are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years before 2002, with few exceptions including those discussed below for Canada and the U.K. In Canada, we are under audit by the Canada Revenue Agency for the 1995 through 2002 tax years (see Note 5 of the Notes to Consolidated Financial Statements). For the U.K., tax years after 1999 are open. The Internal Revenue Service ("IRS") is also currently conducting an examination of our federal income tax return for the 2004 tax year. Until these examinations are completed and the applicable statute of limitation has expired, we are not able to estimate the amount of unrecognized tax benefits that will impact our effective tax rate within the next twelve months.

        Effective Tax Rate.    Our effective income tax rate was 37.6% for the three months ended September 30, 2007, up from 29.7% for the same period in 2006, due primarily to the reversal of $9.5 million of income tax reserves related to uncertain tax positions for which the applicable statute of limitations expired during the third quarter of 2006. The effective income tax rate was 36.6% for the nine months ended September 30, 2007, up from 32.9% for the same period in 2006 due to the $14.1 million non-taxable litigation settlement recorded during the second quarter of 2006 and the reversal of income tax reserves in 2006 discussed above. Additionally, the September 30, 2007 rate reflects a lower foreign and state tax rate compared to 2006 and a favorable second quarter 2007 discrete item related to our foreign tax credit utilization.

7. BENEFIT PLANS

        We have defined benefit pension plans and defined contribution plans. Substantially all U.S., Canadian and U.K. employees participate in one or more of these plans. We also maintain certain health care and life insurance benefit plans for eligible retired employees.

        The following table provides the components of net periodic benefit cost for the three months ended September 30, 2007 and 2006:

	Pension Benefits		Other Benefits
	Three Months Ended September 30,
	2007	2006	2007	2006
	(In millions)
Service cost	$2.4	$2.7	$0.1	$0.1
Interest cost	7.9	8.0	0.4	0.4
Expected return on plan assets	(10.1)	(10.3)	(0.4)	(0.3)
Amortization of prior service cost	0.2	0.3	0.2	0.2
Recognized actuarial loss	2.2	2.6	0.1	—
Special termination benefits	—	0.5	—	—

Total net periodic benefit cost	$2.6	$3.8	$0.4	$0.4

        The following table provides the components of net periodic benefit cost for the nine months ended September 30, 2007 and 2006:

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
	2007	2006	2007	2006
	(In millions)
Service cost	$7.6	$7.5	$0.3	$0.3
Interest cost	24.5	24.0	1.3	1.2
Expected return on plan assets	(31.4)	(30.8)	(1.1)	(0.9)
Amortization of prior service cost	0.7	0.6	0.4	0.4
Recognized actuarial loss	6.6	7.6	0.2	0.1
Special termination benefits	—	0.5	—	—

Total net periodic benefit cost	$8.0	$9.4	$1.1	$1.1

        At December 31, 2006 our pension plans met or exceeded ERISA's minimum funding requirements. In January 2007, we made a discretionary contribution of $12.0 million. We do not expect to make further contributions during 2007.

8. RELATED PARTY TRANSACTIONS

        SunTrust Bank, N.A. ("SunTrust") and Bank of America, N.A. ("Bank of America") are both considered related parties in accordance with SFAS No. 57, "Related Party Disclosures," since members of our Board of Directors have affiliations with these companies. The following transactions during the first three quarters of 2007 involved related parties:

  •
  SunTrust Robinson Humphrey, a subsidiary of SunTrust, and Banc of America Securities, LLC, a subsidiary of Bank of America, each increased their lending commitments to $115.0 million under our Senior Credit Facility when we increased the aggregate borrowing limit under this facility to $850.0 million.

  •
  These two companies also serve as dealers under our commercial paper program. Fees paid to the dealers related to our issuance of commercial paper during the second and third quarters of 2007 are less than $0.1 million.

  •
  Banc of America Securities, LLC and SunTrust Robinson Humphrey served as underwriters for our public offering of $550.0 million of Notes in June 2007 for which they were paid underwriting fees of approximately $1.4 million and $0.4 million, respectively.

  •
  SunTrust is the holder of our $12.5 million mortgage obligation on the facility that houses our Atlanta, Georgia data center, which we acquired on July 26, 2007.

        There have not been any other material changes in transactions with related parties, other than those discussed in Note 13 of the Notes to Consolidated Financial Statements in our 2006 Form 10-K.

9. SEGMENT INFORMATION

        Organizational Realignment.    Effective January 1, 2007, we implemented certain organizational changes as result of a strategic review of our business. The changes to our internal structure changed our operating segments to the following: U.S. Consumer Information Solutions, International, North America Personal Solutions and North America Commercial Solutions. U.S. Consumer Information Solutions consists of the former Marketing Services and North America Information Services, excluding U.S. Commercial Services and Canada. North America Commercial Solutions represents our former commercial business for the U.S. and Canada that was within North America Information Services as well as our October 2006 acquisition of Austin-Tetra. International consists of our consumer business in Canada and all of our businesses in Europe and Latin America. North America Personal Solutions remained unchanged. Our financial results for the three and nine months ended September 30, 2006 and as of December 31, 2006, have been recast below to reflect our new organizational structure.

        Reportable Segments.    Effective with our organizational realignment on January 1, 2007 and the acquisition of TALX on May 15, 2007, we manage our business and report our financial results through the following five reportable segments, which are the same as our operating segments:

  •
  U.S. Consumer Information Solutions

  •
  International

  •
  North America Personal Solutions

  •
  North America Commercial Solutions

  •
  TALX

        Including the additions to our revenue recognition and intangible asset policies discussed in Note 1, the accounting policies of the reportable segments are the same as those described in our summary of significant accounting policies (see Note 1 of the Notes to Consolidated Financial Statements in our 2006 Form 10-K). We evaluate the performance of these reportable segments based on their operating revenues, operating income and operating margins, excluding any unusual or infrequent items, if any. Inter-segment sales and transfers are not material for all periods presented. The measurement criteria for segment profit or loss and segment assets are substantially the same for each reportable segment. All transactions between segments are accounted for at cost, and no timing differences occur between segments.

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

        Operating revenue and operating income by operating segment, as well as operating revenue by product and service line, or geographic region within our operating segments, during the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Operating revenue:
U.S. Consumer Information Solutions	$243.9	$245.5	$741.0	$731.5
International	122.9	105.1	343.9	297.9
North America Personal Solutions	38.6	32.5	115.3	94.3
North America Commercial Solutions	16.7	11.5	46.4	32.6
TALX	70.4	—	105.6	—

Total operating revenue	$492.5	$394.6	$1,352.2	$1,156.3

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Operating income:
U.S. Consumer Information Solutions	$97.0	$96.0	$299.8	$297.7
International	38.4	31.2	104.3	87.8
North America Personal Solutions	10.4	15.6	24.0	5.2
North America Commercial Solutions	3.2	2.4	5.6	5.2
TALX	10.0	—	14.5	—
General Corporate Expense	(29.8)	(24.6)	(82.2)	(69.7)

Total operating income	$129.2	$120.6	$366.0	$326.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Operating revenue:
Online Consumer Information Solutions	$160.9	$159.4	$488.4	$471.2
Mortgage Reporting Solutions	16.9	17.4	53.4	56.7
Credit Marketing Services	39.2	41.7	119.3	122.0
Direct Marketing Services	26.9	27.0	79.9	81.6

Total U.S. Consumer Information Solutions	243.9	245.5	741.0	731.5
Europe	47.6	39.7	135.0	112.2
Latin America	47.1	40.7	130.9	114.2
Canada Consumer	28.2	24.7	78.0	71.5

Total International	122.9	105.1	343.9	297.9
North America Personal Solutions	38.6	32.5	115.3	94.3
North America Commercial Solutions	16.7	11.5	46.4	32.6
The Work Number	29.1	—	44.6	—
Tax and Talent Management Services	41.3	—	61.0	—

Total TALX	70.4	—	105.6	—

Total operating revenue	$492.5	$394.6	$1,352.2	$1,156.3

        Total assets by operating segment at September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007	December 31, 2006
	(in millions)
Total assets:
U.S. Consumer Information Solutions	$1,036.8	$1,023.7
International	630.4	574.4
North America Personal Solutions	14.7	14.3
North America Commercial Solutions	73.5	72.4
TALX	1,549.2	—
General Corporate	176.1	105.8

Total assets	$3,480.7	$1,790.6

10. SUBSEQUENT EVENT

        Acquisition of Credit Reporting Business.    On October 19, 2007, in order to continue to grow our credit data business, our Peruvian subsidiary purchased 100% of the stock of a credit reporting business located in Peru for cash consideration of approximately $8.0 million.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        As used herein, the terms "Equifax," "the Company," "we," "our" and "us" refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

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

        Analytics.    We have developed modeling and analytical tools, which utilize scientific and mathematical processes, to provide customers with value-add insight and intelligence into their relationships with customers, as well as facilitate their consumer-and commercial-oriented decisioning activities. These decisioning activities include numerous types of consumer interactions including customer acquisition, relationship management (e.g., up-selling and cross-selling) and risk management.

        Enabling Technologies.    Our enabling technologies include products such as ePort, Equifax APPLY™, Decision Power, ID Authentication, Accel CM, Accel DM, LoanCenter and InterConnect. These platforms are generally distributed using the application service provider model to allow for ease of integration into customers' in-house technology systems and to leverage our extensive technological systems and communication networks. The use of these enabling technology platforms provides application processing and decisioning solutions that allow our customers to automate and simplify a broad set of complex business processes.

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

        The International segment consists of Canada Consumer, Europe and Latin America. Canada Consumer's products and services are similar to our consumer operations in the United States of America ("U.S."), while Europe and Latin America are made up of varying mixes of product lines including consumer, commercial, marketing services and personal solutions.

        The TALX segment consists of The Work Number, with revenues primarily related to employment and income verification services, and Tax and Talent Management Services, whose product offerings include employment tax management and tax credit services as well as comprehensive talent management services.

        For additional information regarding our reportable segments, including detailed financial results, see Note 9 of the Notes to Consolidated Financial Statements as well as further discussion within MD&A. Our financial results for the three and nine months ended September 30, 2006 presented below have been recast to be consistent with our 2007 segment presentation.

        Geographic Information.    We currently operate in 14 countries: Argentina, Brazil, Canada, Chile, Costa Rica, El Salvador, Honduras, Peru, Portugal, the Republic of Ireland, Spain, the United Kingdom ("U.K."), Uruguay and the U.S.

Key Performance Indicators

        Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, operating revenue growth, operating income, operating margin, net income and diluted earnings per share. The key performance indicators for the three and nine months ended September 30, 2007 and 2006, were as follows:

	Key Performance Indicators
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in millions, except per share data)
Operating revenue	$492.5	$394.6	$1,352.2	$1,156.3
Operating revenue growth	25%	5%	17%	7%
Operating income	$129.2	$120.6	$366.0	$326.2
Operating margin	26.2%	30.6%	27.1%	28.2%
Net income	$67.9	$78.9	$207.0	$211.4
Diluted earnings per share	$0.48	$0.61	$1.53	$1.62

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Consolidated Financial Results

Operating Revenue

        Consolidated operating revenue increased $97.9 million, or 25%, to $492.5 million for the three months ended September 30, 2007. This increase is primarily due to the acquisition of TALX as well as double-digit growth in International, North America Personal Solutions and North America Commercial Solutions. We recorded $70.4 million in revenue from TALX in the third quarter of 2007. Foreign currency had a $8.7 million favorable impact on the increase in our consolidated operating revenue for the quarter.

Operating Expenses and Operating Margin

        Consolidated total operating expenses increased $89.3 million, or 33%, to $363.3 million for the three months ended September 30, 2007 as compared to $274.0 million in the same period in 2006. Cost of services in the third quarter of 2007 increased $36.4 million, or 23%, to $194.3 million when compared to the third quarter in 2006. TALX contributed $21.1 million of this increase. The remainder of the increase is primarily due to (1) higher production and related costs due to revenue growth; (2) investments in technology; (3) the impact of foreign currency translation; and (4) higher salary and contractor staffing costs, partly due to increased call volume and a second outsourced call center related to North America Personal Solutions.

        Selling, general and administrative expenses in the third quarter of 2007 increased $34.4 million, or 36%, to $130.1 million when compared to the same period a year ago. Operating expenses for the three months ended September 30, 2006 included a $9.0 million reversal of a litigation provision related to our North America Personal Solutions operating segment, partially offset by a $4.0 million provision for litigation related to our U.S. Consumer Information Solutions operating segment, neither of which recurred in 2007. TALX contributed $23.4 million of selling, general and administrative expenses during the third quarter. The litigation provisions, which did not recur in 2007, and the impact of the acquisition of TALX represent 30% of the increase in selling, general and administrative expense when comparing the three months ended September 30, 2007 and 2006. The remainder of the increase is primarily due to (1) increased salary costs and professional fees in support of expansion of corporate capabilities in key support areas, such as marketing, and our growing Europe and North America Commercial Solutions businesses; (2) expenses related to Austin-Tetra (which was acquired in October 2006); and (3) the impact of foreign currency translation.

        Depreciation and amortization expenses in the third quarter of 2007 increased $18.5 million, or 91%, to $38.9 million when compared to the same period a year ago. TALX contributed $15.9 million of this increase. The remainder of the increase is primarily due to depreciation expense related to increased capital expenditures, including the purchase of the facility that houses our Atlanta, Georgia data center on July 26, 2007, and intangible amortization expense related to our acquisitions of Austin-Tetra in October 2006 and of three mortgage affiliates in the first quarter of 2007.

        Consolidated operating margin for the three months ended September 30, 2007 was 26.2% as compared to 30.6% for the same period in 2006.

Other Income and Expenses, net

        Other income and expenses, increased $12.0 million to a net expense of ($20.4) million for the three months ended September 30, 2007 as compared to ($8.4) million in the same period in 2006. The increase was primarily due to increased interest expense due to a higher level of debt during the third quarter of 2007 when compared with the same period in 2006 to fund the acquisition of TALX and our share buy back program.

Income Taxes

        Our effective income tax rate was 37.6% for the three months ended September 30, 2007, up from 29.7% for the same period in 2006, due primarily to the reversal of $9.5 million of income tax reserves related to uncertain tax positions for which the applicable statute of limitations expired during the third quarter of 2006. This discrete item impacted our prior year effective tax rate favorably by 8.4%.

Net Income

        Net income for the three months ended September 30, 2007 was $67.9 million, down $11.0 million, or 14%, compared to $78.9 million for the three months ended September 30, 2006. The prior year period was positively impacted by the reversal of the $9.5 million tax reserve and the $3.1 million, net after tax, litigation-related matters described above that did not recur in 2007. Our 2007 net income benefited from growth in operating income from all of our segments, when compared to 2006, and from the acquisition of TALX, offset by higher interest costs.

        Earnings per share was $0.48 for the three months ended September 30, 2007, down 21% as compared to $0.61 for the same period a year ago. Prior year earnings per share was favorably impacted by $0.10, after tax, related to the net favorable impact of litigation provisions and the reversal of the income tax benefit that did not recur in 2007. Our 2007 earnings per share was negatively impacted by the increase in our weighted-average shares outstanding resulting from our issuance of common stock in connection with the TALX acquisition, reduced by share repurchases effected after the acquisition in May 2007.

Segment Financial Results

        Our segment results for the three months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,
Operating revenue:	2007	% of Revenue	2006*	% of Revenue	$ Change	% Change
	(in millions)
U.S. Consumer Information Solutions	$243.9	50%	$245.5	62%	$(1.6)	-1%
International	122.9	25%	105.1	27%	17.8	17%
North America Personal Solutions	38.6	8%	32.5	8%	6.1	19%
North America Commercial Solutions	16.7	3%	11.5	3%	5.2	45%
TALX	70.4	14%	—	nm	70.4	nm

Total operating revenue	$492.5	100%	$394.6	100%	$97.9	25%

	Three Months Ended September 30,
Operating income:	2007	Operating Margin	2006*	Operating Margin	$ Change	% Change
	(in millions)
U.S. Consumer Information Solutions	$97.0	39.8%	$96.0	39.1%	$1.0	1%
International	38.4	31.2%	31.2	29.7%	7.2	23%
North America Personal Solutions	10.4	26.9%	15.6	48.1%	(5.2)	-33%
North America Commercial Solutions	3.2	19.5%	2.4	21.3%	0.8	33%
TALX	10.0	14.2%	—	nm	10.0	nm
General Corporate Expense	(29.8)	nm	(24.6)	nm	(5.2)	-21%

Total operating income	$129.2	26.2%	$120.6	30.6%	$8.6	7%

nm—not meaningful

*
Effective January 1, 2007, we completed our organizational realignment which changed our operating segments. Therefore, the three month 2006 financial results have been recast to be consistent with the 2007 presentation.

        Our operating revenue by product and service line, or geographic region within our reportable segments for the three months ended September 30, 2007 and 2006 was as follows:

	Three Months Ended September 30,
Operating revenue:	2007	% of Revenue	2006*	% of Revenue	$ Change	% Change
	(in millions)
Online Consumer Information Solutions	$160.9	33%	$159.4	40%	$1.5	1%
Mortgage Reporting Solutions	16.9	3%	17.4	4%	(0.5)	-3%
Credit Marketing Services	39.2	8%	41.7	11%	(2.5)	-6%
Direct Marketing Services	26.9	6%	27.0	7%	(0.1)	-1%

Total U.S. Consumer Information Solutions	243.9	50%	245.5	62%	(1.6)	-1%
Europe	47.6	10%	39.7	10%	7.9	20%
Latin America	47.1	10%	40.7	11%	6.4	16%
Canada Consumer	28.2	5%	24.7	6%	3.5	14%

Total International	122.9	25%	105.1	27%	17.8	17%
North America Personal Solutions	38.6	8%	32.5	8%	6.1	19%
North America Commercial Solutions	16.7	3%	11.5	3%	5.2	45%
The Work Number	29.1	6%	—	nm	29.1	nm
Tax and Talent Management Services	41.3	8%	—	nm	41.3	nm

Total TALX	70.4	14%	—	nm	70.4	nm

Total operating revenue	$492.5	100%	$394.6	100%	$97.9	25%

nm—not meaningful

*
Effective January 1, 2007, we completed our organizational realignment which changed our operating segments. Therefore, the three month 2006 financial results have been recast to be consistent with the 2007 presentation.

U.S. Consumer Information Solutions

        For the three months ended September 30, 2007, total revenue for U.S. Consumer Information Solutions was $243.9 million, a decrease of $1.6 million, or 1%, reflecting general economic weakness in the mortgage and consumer credit markets. The Company expects this weakness to continue in the fourth quarter of 2007, although changes in the general economic environment could cause these trends to vary. Operating income was $97.0 million, an increase of $1.0 million, or 1%, despite decreased revenues from Credit Marketing Services, Direct Marketing Services and Mortgage Reporting Solutions when compared to 2006. Reductions in operating expenses, when compared to the third quarter of 2006, more than offset this weakness in revenue growth. The key drivers for this reduction were lower litigation and sales tax costs, partially offset by higher production costs and the expansion of capabilities in key support areas, including marketing and technology. The lower levels of litigation costs were primarily driven by a $4.0 million provision for litigation related to our Online Consumer Information Solutions business during the three months ended September 30, 2006 that did not recur during the same period in 2007. U.S. Consumer Information Solutions operating margin was 39.8% for the three months ended September 30, 2007, versus 39.1% for the same period in 2006.

Online Consumer Information Solutions

        Online Consumer Information Solutions revenue for the three months ended September 30, 2007 totaled $160.9 million, an increase of $1.5 million, or 1%. The rise in revenue was primarily due to volume increases related to mid-sized, regional and small customers, partially offset by lower average sales prices. In our Online Consumer Information Solutions business, on-line volume was approximately 176 million transactions, up 5% year-over-year.

Mortgage Reporting Solutions

        Mortgage Reporting Solutions revenue for the three months ended September 30, 2007 totaled $16.9 million, a decrease of $0.5 million, or 3%. The decline in revenue is primarily due to lower levels of origination activity in the mortgage market, offset by incremental revenue from our acquisitions of three mortgage affiliates in the first quarter of 2007 and revenue growth in our settlement services product offering.

Credit Marketing Services

        Credit Marketing Services revenue for the three months ended September 30, 2007 totaled $39.2 million, a decrease of $2.5 million, or 6%. The decrease in revenue is primarily due to reductions in prescreen activity, partially offset by increased revenues from portfolio review and data feed products as our clients continue to focus more on managing their existing customers for risk and revenue growth than on acquiring new customers.

Direct Marketing Services

        Direct Marketing Services revenue for the three months ended September 30, 2007 totaled $26.9 million, a decrease of $0.1 million, or 1%. The decrease in revenue is primarily due to reduced mailing volumes, driven in part by the increase in postage rates.

International

        For the three months ended September 30, 2007, total revenue for International was $122.9 million, an increase of $17.8 million, or 17%. Local currency fluctuation against the U.S. dollar favorably impacted our International revenue by $8.3 million. Revenue grew 9% in local currencies. Operating income was $38.4 million, an increase of $7.2 million, or 23%. International's operating margin was 31.2% for the three months ended September 30, 2007, versus 29.7% in 2006. The increase in operating margin was primarily driven by revenue growth and cost containment, partially offset by higher production costs and increased salary costs due to additional headcount.

Europe

        Europe revenue for the three months ended September 30, 2007 totaled $47.6 million, an increase of $7.9 million, or 20%. Local currency fluctuation against the U.S. dollar favorably impacted our Europe revenue by $3.4 million, or 9%, as revenue was up 11% in local currency. Revenue increased due to higher sales volumes in the U.K. and higher average sales prices in Iberia for our consumer risk products. This increase was partially offset by lower average sales prices in the U.K.

Latin America

        Latin America revenue for the three months ended September 30, 2007 totaled $47.1 million, an increase of $6.4 million, or 16%. Local currency fluctuation against the U.S. dollar impacted our Latin America revenue by $2.9 million, or 7%, as revenue was up 9% in local currency. The increase in revenue was primarily driven by double digit growth for our services in 5 of 6 countries in which we operate, as well as higher revenue associated with enabling technologies and marketing products. This was partially offset by weaker performance, in local currency, in Brazil due to increased competition, as volumes from small- and medium-sized customers declined.

Canada Consumer

        Canada Consumer revenue for the three months ended September 30, 2007 totaled $28.2 million, an increase of $3.5 million, or 14%. Local currency fluctuation against the U.S. dollar impacted our Canada Consumer revenue by 8%, as revenue was up 6% in local currency. The increase in revenue was primarily driven by price and volume increases for our consumer risk products, as well as increased volumes for marketing products.

North America Personal Solutions

        North America Personal Solutions revenue for the three months ended September 30, 2007 was $38.6 million, an increase of $6.1 million, or 19%, primarily due to higher subscription revenue associated with our 3-in-1 Monitoring, Credit Watch and ScoreWatch products. Operating income for the three months ended September 30, 2007 totaled $10.4 million, a decrease of $5.2 million from $15.6 million in 2006. Operating income for the three months ended September 30, 2006 included the favorable impact of a $9.0 million reversal of a loss contingency. The decrease in operating income when compared to the prior year is primarily due to this reversal, partially offset by increased contribution from higher revenues. North America Personal Solutions operating margin was 26.9% for the three months ended September 30, 2007, versus 48.1% for the same period in 2006, which included the $9.0 million benefit from the reversal of a loss contingency.

North America Commercial Solutions

        North America Commercial Solutions revenue for the three months ended September 30, 2007 was $16.7 million, an increase of $5.2 million, or 45%, due to volume growth in the U.S. and Canada Commercial markets as we continue to focus on growing these product offerings, as well as revenue from our acquisition of Austin-Tetra in October 2006. We expect revenue growth, when compared to the prior year, to be less in the fourth quarter of 2007 due to Austin-Tetra being included in the prior year's results after its acquisition in October 2006. Local currency fluctuation against the U.S. dollar did not materially impact our North America Commercial Solutions revenue. Operating income for the three months ended September 30, 2007 totaled $3.2 million, an increase of $0.8 million, or 33%. North America Commercial Solutions operating margin was 19.5% for the three months ended September 30, 2007, versus 21.3% for the same period in 2006. The decrease in margin is primarily attributable to our investing for future growth in this segment, including higher salary costs in 2007 due to additional headcount, as well as lower margins for Austin-Tetra due to acquisition-related amortization expense.

TALX

        Total revenue reported in the second quarter was $70.4 million for the three months ended September 30, 2007. Operating income was $10.0 million and operating margin was 14.2% during this same period. TALX acquisition-related amortization expense was $13.7 million for the three months ended September 30, 2007.

The Work Number

        Revenue from The Work Number was $29.1 million in the third quarter of 2007. Total records in The Work Number database grew to 158.9 million in the third quarter of 2007, up 20.6 million, or 15%, from the same period in 2006. Transaction volume for The Work Number was 3.6 million in the third quarter of 2007, up 22% from the same period in 2006.

Tax and Talent Management Services

        Revenue from Tax and Talent Management Services was $41.3 million in the third quarter of 2007.

General Corporate Expense

        Our general corporate expenses are costs incurred at the corporate level that are not charged to or directly associated with activities of a particular reportable segment. These expenses include shared services and administrative, legal and equity compensation expenses. General corporate expense was $29.8 million for the three months ended September 30, 2007, compared to $24.6 million for the same period in 2006. This increase was driven by growth in our overall business, including our acquisition of TALX; higher costs of litigation; expansion of corporate capabilities in key support areas, including marketing; and expenditures to enhance certain technology processes and development capabilities, to support continued long-term growth.

RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Consolidated Financial Results

Operating Revenue

        Consolidated operating revenue increased $195.9 million, or 17%, to $1,352.2 million for the nine months ended September 30, 2007. This increase is due to growth across all operating segments, with double-digit growth in International, North America Personal Solutions and North America Commercial Solutions, as well as incremental revenues of $105.6 million from TALX beginning May 15, 2007. Foreign currency had a $19.1 million favorable impact on the increase in our consolidated operating revenue.

Operating Expenses and Operating Margin

        Consolidated total operating expenses increased $156.1 million, or 19%, to $986.2 million for the nine months ended September 30, 2007 as compared to $830.1 million in the same period in 2006. Cost of services in the nine months ended September 30, 2007 increased $87.0 million, or 19%, to $553.5 million when compared to the same period in 2006. TALX contributed $35.4 million of this increase. The remainder of the increase is primarily due to (1) higher production and related costs due to revenue growth; (2) the impact of foreign currency translation; (3) expenditures to enhance the efficiency, effectiveness and reliability of our information technology platforms, processes, and development capabilities in support of our long-term growth strategy; and (4) higher salary and contractor staffing costs, partly due to increased call volume and a second outsourced call center related to North America Personal Solutions.

        Selling, general and administrative expenses in the nine months ended September 30, 2007 increased $41.2 million, or 14%, to $342.8 million when compared to the same period a year ago. Operating expenses for the nine months ended September 30, 2006 included a $5.0 million provision for litigation related to our North America Personal Solutions operating segment and a $4.0 million provision for litigation related to our U.S. Consumer Information Solutions operating segment that did not recur in 2007. TALX contributed $32.4 million of selling, general and administrative expenses during the period from its acquisition on May 15, 2007 through September 30, 2007. The remainder of the increase is primarily due to (1) salary costs related to increased headcount in Europe and Latin America; (2) the expansion of corporate capabilities in key support areas, including marketing and technology; (3) the impact of foreign currency translation; (4) other litigation costs; and (5) expenses related to Austin-Tetra (which was acquired in October 2006). This increase was partially offset by lower advertising expenses related to North America Personal Solutions due to the elimination of less effective advertising channels.

        Depreciation and amortization expenses in the first nine months of 2007 increased $27.9 million, or 45%, to $89.9 million when compared to the same period a year ago. TALX contributed $23.3 million of this increase. The remainder of the increase is primarily due to depreciation expense related to increased capital expenses, including the purchase of the facility that houses our Atlanta, Georgia data center on July 26, 2007, and our acquisition of Austin-Tetra in October 2006 and of three mortgage affiliates in the first quarter of 2007.

        Consolidated operating margin for the nine months ended September 30, 2007 was 27.1% as compared to 28.2% for the same period in 2006.

Other Income and Expenses, net

        Other income and expenses, increased $28.6 million to a net expense of ($39.6) million for the nine months ended September 30, 2007 as compared to ($11.0) million in the same period in 2006. The increase was primarily due to a $14.1 million non-taxable litigation settlement recorded in other income in the first half of 2006 and increased interest expense due to a higher level of debt during the second and third quarters of 2007 when compared with the same periods in 2006.

Income Taxes

        The effective income tax rate was 36.6% for the nine months ended September 30, 2007, up from 32.9% for the same period in 2006 due to the $14.1 million non-taxable litigation settlement recorded during the second quarter of 2006 and the reversal of the $9.5 million income tax reserves during the third quarter of 2006 discussed above. These discrete items impacted our prior year effective tax rate favorably by 4.8%. The September 30, 2007 rate reflects a lower foreign and state tax rate compared to 2006 and a favorable second quarter 2007 discrete item related to our foreign tax credit utilization.

Net Income

        Net income for the nine months ended September 30, 2007 was $207.0 million, down 2% compared to $211.4 million for the nine months ended September 30, 2006. Net income for the nine months ended September 30, 2006 included the favorable net impact of a $9.5 million income tax benefit and a $14.1million non-taxable litigation settlement, offset by $5.5 million (after-tax) in litigation provisions, which did not recur during the same period in 2007. Net income has been favorably impacted by growth in operating income from all of our segments when compared to 2006 and from the acquisition of TALX, offset by higher interest costs in 2007.

        Earnings per share decreased to $1.53 for the nine months ended September 30, 2007, down 6% as compared to $1.62 for the same period a year ago. Prior year earnings per share was favorably impacted by $0.14, after tax, related to the aforementioned litigation settlement, litigation provisions and tax benefit affecting net income.

Segment Financial Results

        Our segment results for the nine months ended September 30, 2007 and 2006 were as follows:

	Nine Months Ended September 30,
Operating revenue:	2007	% of Revenue	2006*	% of Revenue	$ Change	% Change
	(in millions)
U.S. Consumer Information Solutions	$741.0	55%	$731.5	63%	$9.5	1%
International	343.9	25%	297.9	26%	46.0	15%
North America Personal Solutions	115.3	9%	94.3	8%	21.0	22%
North America Commercial Solutions	46.4	3%	32.6	3%	13.8	42%
TALX	105.6	8%	—	nm	105.6	nm

Total operating revenue	$1,352.2	100%	$1,156.3	100%	$195.9	17%

	Nine Months Ended September 30,
Operating income:	2007	Operating Margin	2006*	Operating Margin	$ Change	% Change
	(in millions)
U.S. Consumer Information Solutions	$299.8	40.5%	$297.7	40.7%	$2.1	1%
International	104.3	30.3%	87.8	29.5%	16.5	19%
North America Personal Solutions	24.0	20.8%	5.2	5.5%	18.8	362%
North America Commercial Solutions	5.6	12.1%	5.2	16.0%	0.4	8%
TALX	14.5	13.7%	—	nm	14.5	nm
General Corporate Expense	(82.2)	nm	(69.7)	nm	(12.5)	-18%

Total operating income	$366.0	27.1%	$326.2	28.2%	$39.8	12%

nm—not meaningful

*
Effective January 1, 2007, we completed our organizational realignment which changed our operating segments. Therefore, the nine month 2006 financial results have been recast to be consistent with the 2007 presentation.

        Our operating revenue by product and service line, or geographic region within our reportable segments for the nine months ended September 30, 2007 and 2006 was as follows:

	Nine Months Ended September 30,
Operating revenue:	2007	% of Revenue	2006*	% of Revenue	$ Change	% Change
	(in millions)
Online Consumer Information Solutions	$488.4	36%	$471.2	41%	$17.2	4%
Mortgage Reporting Solutions	53.4	4%	56.7	5%	(3.3)	-6%
Credit Marketing Services	119.3	9%	122.0	10%	(2.7)	-2%
Direct Marketing Services	79.9	6%	81.6	7%	(1.7)	-2%

Total U.S. Consumer Information Solutions	741.0	55%	731.5	63%	9.5	1%
Europe	135.0	10%	112.2	10%	22.8	20%
Latin America	130.9	10%	114.2	10%	16.7	15%
Canada Consumer	78.0	5%	71.5	6%	6.5	9%

Total International	343.9	25%	297.9	26%	46.0	15%
North America Personal Solutions	115.3	9%	94.3	8%	21.0	22%
North America Commercial Solutions	46.4	3%	32.6	3%	13.8	42%
The Work Number	44.6	3%	—	nm	44.6	nm
Tax and Talent Management Services	61.0	5%	—	nm	61.0	nm

Total TALX	105.6	8%	—	nm	105.6	nm

Total operating revenue	$1,352.2	100%	$1,156.3	100%	$195.9	17%

nm—not meaningful

*
Effective January 1, 2007, we completed our organizational realignment which changed our operating segments. Therefore, the nine month 2006 financial results have been recast to be consistent with the 2007 presentation.

U.S. Consumer Information Solutions

        For the nine months ended September 30, 2007, total revenue for U.S. Consumer Information Solutions was $741.0 million, an increase of $9.5 million, or 1%. Operating income was $299.8 million, an increase of $2.1 million, driven primarily by growth in revenue as well as decreased litigation costs due to a $4.0 million provision that was recorded in the third quarter of 2006 and did not recur in 2007. The increase is partially offset by higher production expenses and the expansion of capabilities in key support areas, including marketing and technology. U.S. Consumer Information Solutions operating margin was 40.5% for the nine months ended September 30, 2007, versus 40.7% for the same period in 2006.

Online Consumer Information Solutions

        Online Consumer Information Solutions revenue for the nine months ended September 30, 2007 totaled $488.4 million, an increase of $17.2 million, or 4%. The rise in revenue was primarily due to favorable market conditions in the first six months of 2007 which led to higher average sales prices related to reseller customers, volume increases related to mid-sized, regional and small customers. This increase was partially offset by declines associated with certain of our large financial services customers as well as lower average sales prices overall. In our Online Consumer Information Solutions business, on-line volume was approximately 522 million transactions, up 8% year-over-year.

Mortgage Reporting Solutions

        Mortgage Reporting Solutions revenue for the nine months ended September 30, 2007 totaled $53.4 million, a decrease of $3.3 million, or 6%. The decline in revenue is primarily due to lower levels of activity in the mortgage market. This decrease was partially offset by incremental revenue from our acquisition of three mortgage affiliates in the first quarter of 2007 and increased volume related to our settlement services products.

Credit Marketing Services

        Credit Marketing Services revenue for the nine months ended September 30, 2007 totaled $119.3 million, a decrease of $2.7 million, or 2%. The decrease in revenue is primarily due to reductions in prescreen activity, partially offset by increased revenues from portfolio review and data feed products in the second and third quarters of 2007.

Direct Marketing Services

        Direct Marketing Services revenue for the nine months ended September 30, 2007 totaled $79.9 million, a decrease of $1.7 million, or 2%. The decrease in revenue is primarily due to reduced mailing volumes, driven in part by the increase in postage rates. This decrease was partially offset by new contracts to provide services through our Database Services offerings within Direct Marketing Services.

International

        For the nine months ended September 30, 2007, total revenue for International was $343.9 million, an increase of $46.0 million, or 15%. Local currency fluctuation against the U.S. dollar favorably impacted our International revenue by $18.7 million. Revenue grew 9% in local currencies. Operating income was $104.3 million, an increase of $16.5 million, or 19%. International's operating margin was 30.3% for the nine months ended September 30, 2007, versus 29.5% in 2006. The increase in operating margin was primarily driven by revenue growth. This increase was partially offset by certain U.K. vendor price reductions received during the first six months of 2006, which did not recur in the first six months of 2007, as well as additional salary costs due to increased headcount in Europe and Canada Consumer.

Europe

        Europe revenue for the nine months ended September 30, 2007 totaled $135.0 million, an increase of $22.8 million, or 20%. Local currency fluctuation against the U.S. dollar favorably impacted our Europe revenue by $11.1 million, or 10%, as revenue was up 10% in local currency. Revenue increased due to higher sales volumes for our consumer risk products in the U.K. and Iberia. This increase was partially offset by lower average sales prices in the U.K.

Latin America

        Latin America revenue for the nine months ended September 30, 2007 totaled $130.9 million, an increase of $16.7 million, or 15%. Local currency fluctuation against the U.S. dollar impacted our Latin America revenue by $5.4 million, or 6%, as revenue was up 9% in local currency. The increase in revenue was primarily driven by double digit volume growth for our services in 5 of 6 countries in which we operate, as well as higher revenue associated with enabling technologies and marketing products. This was partially offset by weaker performance, in local currency, from Brazil due to increased competition, as volumes from small- and medium-sized customers declined.

Canada Consumer

        Canada Consumer revenue for the nine months ended September 30, 2007 totaled $78.0 million, an increase of $6.5 million, or 9%. Local currency fluctuation against the U.S. dollar impacted our Canada Consumer revenue by 3%, as revenue was up 6% in local currency. The increase in revenue was primarily driven by price and volume increases for our consumer risk products, as well as increased volumes for marketing products.

North America Personal Solutions

        North America Personal Solutions revenue for the nine months ended September 30, 2007 was $115.3 million, an increase of $21.0 million, or 22%, primarily due to higher subscription revenue associated with our 3-in-1 Monitoring, Credit Watch and ScoreWatch products. Operating income for the nine months ended September 30, 2007 totaled $24.0 million, an increase of $18.8 million from $5.2 million in 2006. North America Personal Solutions operating margin was 20.8% for the nine months ended September 30, 2007, versus 5.5% for the same period in 2006. The increase in operating income was primarily due to revenue growth related to our subscription products, decreased advertising expense, and the impact of a $5.0 million litigation provision reflected in the nine months ended September 30, 2006 that did not recur in 2007. This increase was partially offset by increased labor and training costs from a second outsourced call center.

North America Commercial Solutions

        North America Commercial Solutions revenue for the nine months ended September 30, 2007 was $46.4 million, an increase of $13.8 million, or 42%, due to volume growth in the U.S. and Canada Commercial markets as we continue to focus on growing these product offerings, as well as revenue from our acquisition of Austin-Tetra in October 2006. Local currency fluctuation against the U.S. dollar did not materially impact our North America Commercial Solutions revenue. Operating income for the nine months ended September 30, 2007 totaled $5.6 million, an increase of $0.4 million, or 8% from 2006. North America Commercial Solutions operating margin was 12.1% for the nine months ended September 30, 2007, versus 16.0% for the same period in 2006. The decrease in margin is primarily attributable to higher salary costs in 2007 due to additional headcount, as well as lower margins for Austin-Tetra, due to acquisition-related amortization expense.

TALX

        Total revenue reported for the nine months ended September 30, 2007 was $105.6 million following our May 15, 2007 acquisition. Operating income was $14.5 million and operating margin was 13.7% for this same period. TALX acquisition-related amortization expense was $20.4 million for the nine months ended September 30, 2007.

The Work Number

        Revenue from The Work Number was $44.6 million in the nine months ended September 30, 2007.

Tax and Talent Management Services

        Revenue from Tax and Talent Management Services was $61.0 million in the nine months ended September 30, 2007.

General Corporate Expense

        Our general corporate expenses are costs incurred at the corporate level that are not charged to or directly associated with activities of a particular reportable segment. These expenses include shared services and administrative, legal and equity compensation expenses. General corporate expense was $82.2 million for the nine months ended September 30, 2007, compared to $69.7 million for the same period in 2006. This increase was driven by growth in our overall business, including our acquisition of TALX; higher costs of litigation; expansion of corporate capabilities in key support areas, including marketing; and expenditures to enhance certain technology processes and development capabilities, to support continued long-term growth.

LIQUIDITY AND FINANCIAL CONDITION

        Our ability to generate cash from operating activities is one of our fundamental financial strengths. This allows us to fund various investment opportunities, reduce existing debt balances, and increase value to shareholders in the form of dividends and share repurchases. In the event additional liquidity needs arise, we may raise funds from a combination of sources, including the potential issuance of debt or equity securities.

Sources and Uses of Cash

        Our principal sources of funds are cash provided by operating activities and various financing instruments, including our revolving credit facility, commercial paper program and recently completed underwritten debt offerings. We believe that these sources will be sufficient to meet our projected cash requirements for the next twelve months and the foreseeable future thereafter. Information about our cash flows, by category, is presented in the consolidated statement of cash flows.

	Nine Months Ended September 30,
	2007	2006	$ Change	% Change
	(in millions)
Net cash provided by (used for):
Operating activities	$271.8	$253.7	$18.1	7%
Investing activities	$(380.1)	$(34.2)	$(345.9)	nm
Financing activities	$123.6	$(202.0)	$325.6	nm

nm—Not meaningful

        Cash provided by operations increased for the first nine months of 2007 compared to the same period in 2006 due to incremental income from our TALX acquisition, revenue growth in our existing businesses, and positive changes in our working capital, partially offset by increased interest payments.

        Working Capital.    Current liabilities exceeded current assets at September 30, 2007 by $26.9 million, a decrease of $210.0 million from December 31, 2006. Our ratio of current assets to current liabilities was 0.94 to 1.0 and 0.59 to 1.0 at September 30, 2007 and December 31, 2006, respectively. These changes are primarily due to the reclassification of $250.0 million of 4.95% Notes from short-term liabilities to long-term liabilities due to our intent and ability to refinance our obligation with our senior unsecured revolving credit facility which expires in July 2011 (the "Senior Credit Facility"). We will continue to evaluate market conditions for opportunities to utilize proceeds from the commercial paper markets to pay down the borrowings on our Senior Credit Facility.

        Fund Transfer Limitations.    The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited, in some cases, by certain restrictions imposed by foreign governments, which do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.

Capital Expenditures

        Capital expenditures, which consist of additions to property and equipment as well as other assets, totaled $85.3 million and $34.1 million for the nine months ended September 30, 2007 and 2006, respectively. Our capital expenditures are used for developing, enhancing and deploying new and existing software in support of our expanding product set, replacing or adding equipment, updating systems for regulatory compliance, the licensing of software applications and investing in system reliability and disaster recovery enhancements.

        On July 26, 2007, we purchased the facility which houses our Atlanta, Georgia data center for cash consideration of approximately $30.0 million and the assumption of a mortgage obligation, including accrued interest, from the prior owner of the facility of $12.8 million. The mortgage obligation has a fixed rate of interest of 4.25% per annum and is payable in equal annual installments until 2012.

Acquisitions

        TALX Acquisition.    On May 15, 2007, we acquired all the outstanding shares of TALX. Under the terms of the transaction, we issued 20.6 million shares of Equifax common stock, 1.9 million fully-vested options to purchase Equifax common stock and paid approximately $269.1 million in cash, net of cash acquired, plus transaction costs of approximately $18.0 million. We also assumed TALX's outstanding debt, which had a fair value totaling $177.6 million at May 15, 2007. We financed the cash portion of the acquisition initially with borrowings under our Senior Credit Facility, and subsequently refinanced this debt in the second quarter of 2007 with 10 and 30 year notes. Subsequent to the date of the acquisition, we paid $4.1 million to the former owners of a company purchased by TALX pursuant to an earn-out agreement.

        Acquisition of Credit Reporting Business.    On October 19, 2007, in order to continue to grow our credit data business, our Peruvian subsidiary purchased 100% of the stock of a credit reporting business located in Peru for cash consideration of approximately $8.0 million.

Borrowings and Credit Facility Availability

        We have $250.0 million in principal relating to our 4.95% senior unsecured notes due November 1, 2007. Upon maturity, we intend to refinance this obligation using borrowings under our Senior Credit Facility.

        Net short-term borrowings (repayments) totaled $88.1 million during the nine months ended September 30, 2007 and ($0.6) million during the nine months ended September 30, 2006. This increase primarily represents net borrowings under our $850.0 million commercial paper program, which is backstopped by our Senior Credit Facility. This increase is partially offset by net repayments under our trade receivables-backed, revolving credit facility, which expires on November 29, 2007. Based on the calculation of the borrowing bases applicable at September 30, 2007, $481.9 million was available for borrowing and $168.1 million was outstanding under our commercial paper program and $200.0 million was outstanding under our Senior Credit Facility. $108.4 million was available for borrowing under our trade receivables-backed facility under which there were no outstanding borrowings at September 30, 2007. We do not expect to renew this facility upon its expiration.

        Net borrowings (repayments) under long-term revolving credit facilities were $78.4 million and ($47.0) million during the nine months ended September 30, 2007 and 2006, respectively. This increase primarily represents net borrowings under our Senior Credit Facility, partially offset by the repayment of $96.6 million outstanding under a long-term revolving credit facility that we assumed in the acquisition of TALX, which we subsequently terminated. At September 30, 2007, $200.0 million was outstanding under our Senior Credit Facility.

        On June 28, 2007, we issued $300.0 million principal amount of 6.3%, ten-year senior notes and $250.0 million principal amount of 7.0%, thirty-year senior notes (collectively, the "Notes") in underwritten public offerings. We used a portion of the net proceeds from the sale of the Notes to reduce the amount outstanding in our commercial paper program. In conjunction with the sale of the Notes, we entered into cash flow hedges on $200.0 million and $250.0 million notional amount, respectively, of ten-year and thirty-year Treasury notes. These hedges were settled in cash on June 25 and June 26, 2007, respectively, the date the Notes were sold, requiring a cash payment by us of $1.9 million and $3.0 million, respectively.

        We are a party to a credit agreement with a Canadian financial institution that provides for a C$25.0 million, 364-day revolving credit agreement. This agreement was scheduled to terminate on September 30, 2007. On September 27, 2007, we signed an agreement with the financial institution to extend the maturity date to November 30, 2007. We intend to reduce the borrowing amount and further extend this agreement prior to the new maturity date. During the third quarter of 2007, there was no activity under this facility. At September 30, 2007, there were no outstanding borrowings under this facility.

        At September 30, 2007, 73% of our debt was fixed-rate debt and 27% was variable-rate debt. Our outstanding variable-rate debt at September 30, 2007 consisted of short-term debt instruments issued under our commercial paper program and long-term debt borrowed under our senior unsecured revolving credit facility. The weighted-average interest rate on the commercial paper outstanding at September 30, 2007 was 5.7% per annum. We were in compliance with all of our financial and non-financial debt covenants at September 30, 2007.

        For additional information about our debt, including the terms of our financing arrangements, the basis for variable interest rates and debt covenants, see Note 5 of the Notes to Consolidated Financial Statements in our 2006 Form 10-K and Note 4 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Equity Transactions

        Sources and uses of cash related to equity during the nine months ended September, 2007 and 2006 were as follows:

  •
  We purchased a total of 15.3 million shares of our common stock under our previously announced share buy back program for $620.9 million on the open market (approximately $15.5 million of purchases was accrued at September 30, 2007), with an average price per share of $40.51 during the nine months ended September 30, 2007. At September 30, 2007, the amount available for future share repurchases under this program was $161.7 million. We financed these share repurchases using cash provided by operating activities, our commercial paper program, and the issuance of new debt. At October 26, 2007, we had not acquired any additional shares since September 30, 2007. For additional information about our commercial paper program and the issuance of new debt, see Note 4 of the Notes to Consolidated Financial Statements.

  •
  Our dividends per share were $0.12 per share for both periods presented. We paid cash dividends of $15.4 million and $15.3 million, respectively, for the two periods presented.

  •
  We received cash of $27.1 million and $19.8 million, respectively, from the exercise of stock options.

Contractual Obligations, Commercial Commitments and Other Contingencies

        Our contractual obligations have materially changed from those reported in our 2006 Form 10-K due to our acquisition of TALX, issuance of additional debt instruments and purchase of the facility housing our Atlanta, Georgia data center.

        As of the closing of the TALX acquisition in May 2007, we assumed and guaranteed $75.0 million principal amount of TALX Notes. We are required to repay the principal amount of these notes in five annual installments commencing on May 25, 2010. On June 28, 2007, we issued $550.0 million of Notes in underwritten public offerings. The Notes have maturity dates in 2017 and 2037, respectively. Future interest payments for the TALX Notes and the Notes are approximately $11.0 million for the remainder of 2007 and approximately $42.0 million each year until the TALX Notes annual installment payments begin in 2010. Following payment of the outstanding principal of the TALX Notes in 2014, interest obligations are expected to be approximately $37.0 million until the principal balance of the ten-year notes is paid in 2017.

        In connection with our purchase of our Atlanta, Georgia data center, we assumed a mortgage obligation from the prior owner of $12.8 million, which included outstanding principal and accrued interest. The mortgage obligation has a fixed rate of interest of 4.25% per annum and is payable in equal annual installments until 2012.

        For additional information about certain obligations and contingencies, including those related to CSC, see Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Off-Balance Sheet Arrangements

        There have been no material changes with respect to our off-balance sheet arrangements as presented in our 2006 Form 10-K.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

        The preparation of our Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The "Application of Critical Accounting Policies" section on page 46, and Note 1 to the Consolidated Financial Statements, in our 2006 Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from our estimates. We have considered how the acquisition of TALX has affected our critical accounting policies and note that, aside from the impact on our policies for revenue recognition, the TALX acquisition has not had a significant impact on our critical accounting policies. We have also expanded our discussion of our accounting for income taxes to include our adoption of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109" ("FIN 48") on January 1, 2007.

        Revenue Recognition.    As a result of our May 2007 acquisition of TALX, we have expanded certain of our revenue recognition policies to account for our new operations. TALX revenues are generally recognized pursuant to annual or multi-year contracts.

        Revenues from The Work Number business are realized primarily from transaction or monthly fees charged for verification services and, to a lesser degree, based on up-front set-up fees and periodic maintenance fees charged to employers. Revenues for transaction fees are recognized in the period that they are earned, based on fees charged to users at the time they conduct verifications of employment and income. The revenue for set-up fees and monthly maintenance fees is recognized on a straight-line basis from the time the service is outsourced to us by our clients through the end of the service period.

        Certain revenues from the Tax and Talent Management Services business are recognized in the period that they are earned, as the services are provided. Employment tax management revenue that is contingent upon achieving certain performance criteria is recognized when those criteria are met. We recognize revenues in our tax credits and incentives contracts having contingent terms, as a percentage of the tax credits and incentives realized by our clients.

        In relationships with certain of our TALX customers, we enter into agreements with more than one of our service offerings included in the arrangement. In accordance with the consensus of Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," as these fee arrangements are similar to those charged to other clients, we recognize revenue on the basis of the fair values of the underlying services.

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

FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "seek," "plan," "project," "continue," "predict" or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management's current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors, including the items identified in Part II, Item 1A, "Risk Factors" in this Form 10-Q, in our 2006 Form 10-K under "Forward-Looking Statements" on page 2 and "Risk Factors" in Part I, Item 1A, each of which is incorporated by reference herein, and in our other filings with the SEC. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

        The important factors that could cause actual results to differ materially from those in our specific forward-looking statements included in this Form 10-Q include, but are not limited to, the following:

  •
  Regarding Note 4 of the Notes to Consolidated Financial Statements, and our future liquidity needs discussed under "Liquidity and Financial Condition," our ability to generate cash from operating activities and any declines in our credit ratings or financial condition which could restrict our access to the capital markets or materially increase our financing costs;

  •
  With respect to our pension funding obligations and expected rate of return on plan assets discussed in "Pension Plans" in MD&A, the impact of changes in accounting standards and pension funding laws and regulations, measurement of pension and other postretirement plan assets and pension liabilities, actuarial assumptions and future investment returns on pension assets and pension liabilities;

  •
  With respect to Note 5 of the Notes to Consolidated Financial Statements, "Commitments and Contingencies", and "Contractual Obligations, Commercial Commitments and Other Contingencies" in MD&A, changes in the market value of our assets or the actual cost of our commitments or contingencies, including, without limitation, the negotiated or appraised price payable under the CSC option, if exercised, and the outcome of our pending litigation referenced therein and in Part II, Item 1, "Legal Proceedings";

  •
  Regarding Note 3 of the Notes to Consolidated Financial Statements, estimated future amortization expense related to definite-lived purchased intangible assets at September 30, 2007, our ability to accurately estimate the fair value of such assets;

  •
  With respect to revenue trends in U.S. Consumer Information Solutions discussed in the three month Segment Financial Results under "U.S. Consumer Information Solutions" in MD&A, the actual level of demand for our products in the fourth quarter of 2007;

  •
  Regarding Notes 2 and 3 of the Notes to Consolidated Financial Statements, the fact that amounts recorded at September 30, 2007, related to the acquisition of TALX, and the associated estimates of future amortization, are preliminary estimates and are subject to refinement over the coming periods; and

  •
  With respect to revenue trends in North America Commercial Solutions discussed in the three month Segment Financial Results under "North America Commercial Solutions" in MD&A, the actual rate of revenue growth for our products in the fourth quarter of 2007 when compared to the same period in 2006.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The issuance of an aggregate of $550.0 million of ten-year and thirty-year fixed rate senior notes, the assumption of $75.0 million in senior guaranteed notes in the TALX acquisition, the assumption of a $12.5 million mortgage obligation on our Atlanta, Georgia data center, and the commencement of a commercial paper program on May 22, 2007 to refinance other outstanding debt have changed our exposure to interest rate risk. At September 30, 2007, our weighted average cost of debt was 6.1%, and the weighted-average life of debt was 11.9 years. At September 30, 2007, 73% of our debt was fixed rate, and the remaining 27% of our debt was variable rate. We entered into and settled several hedging arrangements during June 2007 in order to reduce our interest rate exposure related to the issuance of a portion of the ten- and thirty-year fixed rate senior notes.

        Based on our current mix of fixed-rate and variable-rate debt, we do have exposure to interest rate risk. If the interest rates on our variable-rate credit facilities changed by 50 basis points, annual interest expense for these facilities would change by a combined $1.8 million given the amounts outstanding at September 30, 2007. In the future, if our mix of fixed-rate and variable-rate debt were to change due to additional borrowing under existing variable-rate credit facilities or new variable-rate debt instruments, we could have additional exposure to interest rate risk. The nature and amount of our long-term and short-term debt, as well as the proportionate amount of fixed-rate and variable-rate debt, can be expected to vary as a result of future business requirements, market conditions and other factors. For additional information about our debt, including the hedging arrangements mentioned above, see Note 4 of the Notes to Consolidated Financial Statements.

        There were no material changes to our foreign currency exchange market risk exposure during the nine months ended September 30, 2007. For additional information regarding our exposure to certain market risk, see "Quantitative and Qualitative Disclosures about Market Risk," in Part II, Item 7A of our 2006 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        Upon our acquisition of TALX Corporation on May 15, 2007, we expanded our internal controls over financial reporting to include the consolidation of TALX's results of operations, financial statement disclosures and certain processes and systems that were integrated in the second and third quarters of 2007. There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Equifax, certain of its subsidiaries, and other persons have been named as parties in various legal actions and administrative proceedings arising in connection with the operation of Equifax's businesses. In most cases, plaintiffs seek unspecified damages and other relief. These actions include the following:

        Naviant Arbitration and Litigation.    We commenced an arbitration proceeding against the shareholder sellers of Naviant, Inc., which we acquired in 2002, claiming they breached various representations and warranties concerning information furnished to us in connection with the acquisition transaction. We also filed a lawsuit on August 13, 2004, in the U.S. District Court for the Southern District of Florida, in a case captioned Equifax Inc. and Naviant Inc. v. Austin Ventures VII, L.P, et al., to preserve our legal claims against these shareholder sellers. The litigation was stayed pending the outcome of the arbitration. Since our demand for arbitration was filed on December 30, 2003, we have released our claims against one selling shareholder, Seisint, Inc., as part of a settlement and settled our claims against certain other former selling shareholders on June 14, 2006, in exchange for a cash payment to us of $15.2 million. On November 21, 2006, the District Court granted our request to lift the stay on our lawsuit so we can pursue our claims against the selling shareholders in that action. On June 8, 2007, the District Court entered an Order denying in part and granting in part defendants' various motions to dismiss our claims. Pursuant to that Order, we filed a Second Amended Complaint. Defendants have filed motions to dismiss. At our request, the arbitration panel has entered an order staying the arbitration proceedings.

        CROA Litigation.    On November 19, 2004, an action was commenced captioned Robbie Hillis v. Equifax Consumer Services, Inc. and Fair Isaac, Inc., in the U.S. District Court for the Northern District of Georgia. Plaintiff asserted that defendants jointly sold Equifax's Score Power® credit score product in violation of certain procedural requirements under the federal Credit Repair Organizations Act ("CROA") and in violation of the antifraud provisions of that statute. Plaintiff contended that Equifax Consumer Services, Inc., and Fair Isaac are "credit repair organizations" under the CROA and that the transaction by which he purchased Score Power® was in violation of the CROA and fraudulent. On June 12, 2007, the District Court entered an Order granting final approval of an Agreement of Settlement pursuant to which a consolidated class consisting of all purchasers from defendants of ScorePower, CreditWatch and a variety of related services released all CROA claims and will receive, on request, ScoreWatch for a three-month period without cost. The Order also provides for certain injunctive relief and payment of Plaintiffs' counsel fees in an amount not to exceed $4 million. On September 6, 2007, the U.S. Court of Appeals for the Eleventh Circuit dismissed appeals of the Order filed by several class members and this case is now concluded.

        NCRA/Standfacts Litigation.    On March 25, 2004, the National Credit Reporting Association, Inc. ("NCRA"), a trade association of mortgage credit information resellers, and, separately, 23 of NCRA's members, commenced suits against Equifax, Experian and TransUnion alleging various violations of antitrust and unfair practices laws. After a variety of rulings on procedural and substantive issues, including grants on two occasions of all or part of defendants' motions to dismiss, the remaining claims of all plaintiffs have been consolidated under a Third Amended Complaint, filed June 29, 2005, in an action captioned Standfacts Credit Services, et al. v. Experian Information Solutions, Inc., Equifax Inc., and TransUnion, LLC, pending in the U.S District Court for the Central District of California. The amended complaint seeks injunctive relief and unspecified amounts of damages. In 2005, the District Court granted defendants' motions to dismiss all claims except for one remaining Sherman Act, Section 1 conspiracy claim. In late 2006, 19 of the 23 original plaintiffs were dismissed from the case by agreement. On January 18, 2007, the District Court entered a final order pursuant to stipulation of the parties dismissing all remaining claims of plaintiffs, with prejudice, and preserving only the right of certain plaintiffs to appeal the previous dismissal by the District Court of certain monopolization claims to the U.S. Court of Appeals for the Ninth Circuit. Plaintiffs filed their notice of appeal with the Ninth Circuit on February 15, 2007. The appellate briefing is scheduled to be completed in early 2008.

        VantageScore Litigation.    On March 14, 2006, Equifax and two other national credit reporting companies announced the development of VantageScore, a credit scoring system. VantageScore is being independently marketed and sold separately by the three national credit reporting companies through licensing agreements with VantageScore Solutions LLC, which is jointly owned by them. On October 11, 2006, in an action captioned Fair Isaac Corporation v. Equifax Inc., Experian Information Solutions, Inc., TransUnion LLC and VantageScore Solutions LLC, Fair Isaac Corporation filed a lawsuit in the U.S. District Court for the District of Minnesota, alleging that the national credit reporting companies and VantageScore Solutions LLC violated antitrust laws, engaged in unfair competitive practices and infringed plaintiff's trademark by using a credit score product with a score range that overlaps the FICO® score range. The defendants have filed answers denying the claims. The magistrate judge has entered a scheduling order setting the close of all discovery by July 2008 and a trial readiness date of February 1, 2009. Equifax believes the lawsuit is without merit and will vigorously defend itself and VantageScore Solutions LLC against these claims.

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

  •
  the outcome of our pending litigation.

        In addition to the factors discussed elsewhere in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, "Risk Factors" in our 2006 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2006 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table contains information with respect to purchases made by or on behalf of Equifax or any "affiliated purchaser" (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during the three months ended September 30, 2007:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(3)
June 30, 2007				$603,297,622
July 1 - July 30, 2007	2,597,900	$42.95	2,597,900	$491,715,998
August 1 - August 31, 2007	5,753,023	$38.99	5,751,400	$267,474,725
September 1 - September 30, 2007	2,798,500	$37.79	2,798,500	$161,732,130

Total	11,149,423	$40.51	11,147,800	$161,732,130

(1)
The total number of shares purchased generally includes: (1) shares purchased pursuant to our publicly announced share repurchase program ("Program"); and (2) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 0 shares in July 2007, 1,623 shares in August 2007 and 0 shares in September 2007.

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

EQUIFAX INC. (Registrant)
Date: October 30, 2007	By:	/s/ RICHARD F. SMITH Richard F. Smith Chairman and Chief Executive Officer (Principal Executive Officer)
Date: October 30, 2007		/s/ LEE ADREAN Lee Adrean Corporate Vice President and Chief Financial Officer (Principal Financial Officer)
Date: October 30, 2007		/s/ NUALA M. KING Nuala M. King Senior Vice President and Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

        The following documents are being filed with this Report.

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.