Form 10-K
period 2007-12-31
EQUIFAX INC
filed 2008-02-27
CIK 33185

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act ("Act").  ☒ YES    ☐ NO

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ YES    ☒ NO

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ YES    ☒ NO

         As of June 29, 2007, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $6,338,028,699 based on the closing sale price as reported on the New York Stock Exchange. At January 31, 2008, there were 129,644,930 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Registrant's definitive proxy statement relating to its annual meeting of shareholders to be held on May 9, 2008 is incorporated by reference in Part III to the extent described therein.

PART I

ITEM 1.    BUSINESS

OVERVIEW

        Equifax Inc. (which may be referred to as Equifax, the Company, we, us or our) is a leading global provider of information solutions for businesses and consumers. Our products and services are based on comprehensive databases of consumer and business information derived from numerous types of credit, financial, public record, demographic and marketing data. We use proprietary analytical tools to analyze this data to create customized insights, decision-making solutions and processing services for businesses. We help consumers understand, manage and protect their personal information and to make more informed financial decisions. Upon our acquisition of TALX Corporation, or TALX, on May 15, 2007, we became a leading provider of payroll-related and human resources business process outsourcing services in the United States of America, or U.S.

        We currently operate in three global regions: North America (U.S., Canada and Costa Rica), Europe (the United Kingdom, or U.K., the Republic of Ireland, Spain and Portugal) and Latin America (Brazil, Argentina, Chile, El Salvador, Honduras, Peru and Uruguay). Of the countries in which we operate, 73% of our revenue was generated in the U.S. during 2007.

        We are organized and report our business results in five operating segments, as follows:

  •
  U.S. Consumer Information Solutions (USCIS)—provides consumer information solutions to businesses in the U.S. including online credit data and credit decision technology solutions, mortgage reporting and settlement solutions, consumer credit-based marketing services and direct marketing services based on demographic and other consumer information.

  •
  TALX—provides services enabling clients to outsource and automate the performance of certain payroll and human resources business processes, including employment and income verification, tax management and talent management services.

  •
  North America Personal Solutions—provides products to consumers enabling them to monitor and protect their credit information and make more informed financial decisions.

  •
  North America Commercial Solutions—provides credit, financial, marketing and other information regarding businesses in the U.S. and Canada.

  •
  International—includes our Canada Consumer, Europe and Latin America business units. Products and services offered are similar to those available in the USCIS, North America Commercial Solutions and North America Personal Solutions operating segments but vary by geographic region.

        Our revenue base and business mix are diversified among our five segments as depicted in the following chart. We have further diversified the mix of products and services we offer during 2007. As depicted in the chart below regarding our business mix, our core credit reporting operating segment, USCIS, represented 53% of consolidated revenue in 2007 compared to 63% in 2006. Revenue from our newest operating segment, TALX, was generated from the date of its acquisition on May 15, 2007 through the end of the fiscal year. TALX represented 12% of our revenue growth in 2007, while the traditional Equifax operating segments contributed 7%. In our most recent quarter, the fourth quarter of 2007, USCIS represented 47% of total company revenue, while TALX represented 15% of company revenue.

For More Information About Us

        We were founded in Atlanta, Georgia, in 1899, incorporated in Georgia in 1913, and have been known as Equifax Inc. since 1975. We have been publicly owned since 1965, have been listed on the New York Stock Exchange since 1971 and are a member of the S&P 500 and certain other stock indices.

        On our Internet web site, www.equifax.com, we post the following filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. These reports are required by the Securities Exchange Act of 1934 and include annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; proxy statements on Schedule 14A; and any amendments to these reports or statements. The SEC also maintains a web site, www.sec.gov, that contains reports, proxy and information statements regarding issuers that file electronically with the SEC. The content on any web site referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

PRODUCTS AND SERVICES

        Our product and service offerings are highly diversified and include consumer and business credit information, information database management, marketing information, decisioning and analytical tools, and identity verification services that enable businesses to increase the speed and quality of their decision making regarding credit offers and other services, mitigate fraud, manage portfolio risk and customer relationships and develop marketing strategies. We offer a portfolio of products marketed to individual consumers that enable them to better understand, manage and protect their financial affairs. We provide employment and income verification and human resources business process outsourcing services.

        The following chart depicts the types of services offered by each of the business units within our segments.

Summary of Key Products and Services by Business Unit

	USCIS						International			TALX
	OCIS	CMS	DMS	Mortgage Services	North America Personal Solutions	North America Commercial Solutions	Canada Consumer	Europe	Latin America	The Work Number®	Tax & Talent Management Services

Online consumer credit reports	X			X	X		X	X	X

Consumer scores and analytical services	X	X	X	X	X		X	X	X

Enabling technology services (i.e., credit decisioning platforms)	X			X		X	X	X	X

Consumer identity authentication	X						X	X	X

Consumer marketing services and database management		X	X	X			X	X	X

Business credit reports, scores and analytical services						X		X	X

Business marketing services and database management						X		X	X

Business demographic information			X			X		X

Direct to consumer credit monitoring					X			X

Mortgage settlement services				X

Income and employment verification										X

Tax management services											X

Talent management services											X

        Each of our segments is described more fully below.

USCIS

        USCIS provides consumer information solutions to businesses in the U.S. through four product lines, as follows:

        Online Consumer Information Solutions (OCIS).    OCIS products are derived from large databases of credit information that we maintain about individual consumers, including credit history, current credit status and consumer address information. Our customers utilize the credit report information we provide to make decisions for a wide range of credit and business purposes, such as whether, and on what terms, to approve auto loans or credit card applications, whether to allow a consumer to open a new utility or telephone account and similar business uses. We offer other analytical and predictive services based on the information in the consumer credit information databases to help further mitigate risk of granting credit by verifying the identity of a consumer seeking credit, predicting the risk of consumer bankruptcy, or indicating the credit applicant's risk potential for account delinquency, for example. These risk management services, as well as fraud detection and prevention services, enable our customers to monitor default rates and proactively manage their existing credit card or other consumer loan accounts.

        OCIS customers access products through a full range of electronic distribution mechanisms, including direct real-time access, which facilitates instant decisions, e.g., for the immediate granting of credit. We also create and host customized decisioning technology for customers to obtain custom scores and analytical results along with consumer credit information to enhance the timeliness and quality of their decision-making process. These enabling technology applications facilitate pre-approved offers of credit and automate a variety of credit decisions through our Interconnect and Decision Power online technology platforms as well as automate loan underwriting processes with our LoanCenter platform.

        Mortgage Reporting Solutions (Mortgage Services).    Our Mortgage Services products, offered in the U.S., consist of specialized credit reports that combine the reports of the three major consumer credit reporting agencies (Equifax, Experian and TransUnion) into one credit report provided in an online format, commonly referred to as a tri-merge credit report. Mortgage lenders use these tri-merge reports in making their mortgage underwriting decisions. We also offer, through our settlement services joint venture with ATM Corporation, certain mortgage settlement services, such as appraisal, title and closing services, with our traditional mortgage service offerings.

        Credit Marketing Services (CMS).    Our CMS products enable customers to manage their customer marketing efforts for efficiency and effectiveness; identify and acquire new customers for credit relationships; and realize additional revenue from existing customers. These products utilize information derived from the credit-based consumer data that also underlies our OCIS products, provided in a batch output formatted to meet our customers needs. Customers use this detailed information to make decisions about which consumers to target for their credit-based marketing campaigns. We also provide account review services which assist our customers in managing their customers and prescreen services that help our clients identify potential new customers.

        Direct Marketing Services (DMS).    Our DMS products enable customers to target specifically defined market segments and individuals based on individual consumer demographic characteristics; design more effective and economically-efficient marketing campaigns; facilitate improved direct mail response; and increase customer loyalty. We offer this information in the form of a list of consumers having specific attributes for ease of use by our customers. These lists categorize consumers based on meeting certain characteristics, interests or demographic attributes (e.g., those having recently acquired a new home). The information used in these products is acquired from third-party data compilers or is gathered from consumers directly through voluntary data submissions to us, an example of which is product registration cards. This permission-based information is generally less regulated and restricted than the credit information that we maintain; see the "Information Security and Government Regulation" section below. We also offer database management services which facilitate our customers' use of demographic and credit data for marketing purposes.

TALX

        TALX operates in the U.S. through two business units, as follows:

        The Work Number® (TWN Services).    TWN Services include employment and income verification services; W-2 management services (which include initial distribution, reissue and correction of W-2 forms); paperless pay services that enable employees to electronically receive pay statement information as well as review and change direct deposit account or W-4 information; integrated electronic time capture and reporting services; paperless new-hire services to bring new workers on board using electronic forms; and I-9 management services designed to help clients electronically comply with the immigration laws that require employers to complete an I-9 form for each new hire.

        TWN Services enable employers to direct third-party verifiers to our website or to a toll-free telephone number to verify the employee's employment status and income data. During 2007, we launched a new TWN service, Find It, which expands employment verification services to locate data which is not included in our existing TWN database.

        We rely on payroll data from over 1,600 organizations, including over half of the Fortune 500, to regularly update the TWN database. The database contained over 165.9 million employment records at December 31, 2007.

        Tax and Talent Management Services.    These services are aimed at reducing the cost to the human resources function of businesses by assisting with employment tax matters and planning and improving the cost-effectiveness of talent management. We offer a broad suite of services designed to reduce the cost of unemployment claims through effective claims representation and management and efficient processing and to better manage the tax rate that employers are assessed for unemployment taxes. We also offer our customers comprehensive services designed to research the opportunity for obtaining employer-based tax credits, for example the federal work opportunity and welfare to work tax credits as well as employment-based state tax credits, process the necessary filings and assist the customer in obtaining the tax credit. In talent management, we also offer secure, electronic-based psychometric testing and assessments, as well as onboarding services using online forms to complete the new hire process for employees of corporate and government agencies.

North America Personal Solutions

        Our Personal Solutions products give consumers information to make financial decisions and monitor and protect credit and credit score information through our Credit Watch and Score Watch monitoring products. Consumers can obtain a copy of credit file information about them and their credit score. We offer monitoring products for consumers who are concerned about identity theft and data breaches. In November 2007, we launched the Credit Report Control service that allows consumers subscribing to our credit monitoring products to restrict access to their credit report to mitigate unauthorized use of Equifax credit file information by third parties. Our products are available to consumers directly and through relationships with business partners who distribute our products or provide these services to their employees or customers.

North America Commercial Solutions

        Our Commercial Solutions products are derived from databases of credit, financial and marketing information regarding businesses in the U.S. and Canada. The business records included in the U.S. credit database have been developed primarily as a part of the Small Business Financial Exchange, Inc., or SBFE. We exclusively manage the SBFE database under contract with the owners of the data which include a number of commercial lending financial institutions. This contract was renewed in 2007 and expires in 2012. Our company's database includes loan, credit card, public records and leasing history data, as well as trade accounts receivable performance. In 2007, we further enhanced the depth of the database by adding Secretary of State and SEC registration information. We also offer scoring and analytical services, provided in an online format to customers obtaining a commercial credit report, that provide additional information to help mitigate the credit risk assumed by our customers. We also have a database which links approximately 35 million commercial demographic data records from around the world to build corporate family structures for enterprise visibility of customers and suppliers.

International

        The International operating segment includes our Canada Consumer, Europe and Latin America business units. These business units offer products that are similar to those available in the USCIS operating segment, although data sources tend to rely more heavily on government agencies than in the U.S. These products generate revenue in Argentina, Brazil, Canada, Chile, El Salvador, Honduras, Peru, Portugal, Spain, the U.K. and Uruguay, with support operations located in the Republic of Ireland and Costa Rica.

        Canada Consumer.    Similar to our OCIS, Mortgage Services and CMS business units, Canada Consumer offers products derived from the credit information that we maintain about individual consumers. We offer many products in Canada, including credit reporting and scoring, consumer marketing, risk management, fraud detection and modeling services, together with certain of our decisioning products that facilitate pre-approved offers of credit and automate a variety of credit decisions.

        Europe.    Our European operation provides information solutions, marketing and personal solutions products. Information solutions and personal solutions products are generated from credit records that we maintain and include credit reporting and scoring, risk management, fraud detection and modeling services. They are sold in the U.K., Portugal and Spain. Our commercial products, such as business credit reporting and commercial risk management services, are only available in the U.K. Marketing products, which are similar to those offered in our CMS and DMS business units, are primarily available in the U.K., though we offer some products in Spain as well. We maintain support operations in the Republic of Ireland.

        Latin America.    Our Latin American operation provides consumer and commercial information solutions products and marketing products. We offer a full range of consumer products, generated from credit records that we maintain, including credit reporting and scoring, risk management, identity verification and fraud detection services. Our consumer products are the primary source of revenue in each of the countries in which we operate, with the exception of Brazil where we are a market leader in commercial products. We offer our commercial products, which include credit reporting, decisioning tools and risk management services, in varying degrees to the countries we serve. We also provide a variety of consumer and commercial marketing products generated from our credit information databases, including account profitability and business profile analysis, business prospect lists and database management, in varying degrees to the countries we serve. The other countries in which we operate include Argentina, Chile, El Salvador, Honduras, Peru and Uruguay.

OUR BUSINESS STRATEGY

        Our strategic objective is to be the trusted provider of information solutions that empower our customers to make critical decisions with greater confidence. Data is at the core of our value proposition to our customers. Through our people and technology, we create differentiated value for our customers by focusing on unique data for credit risk evaluation and high value, information-based decisions. Our long-term corporate growth strategy is driven by the following initiatives:

  •
  Increase penetration of our customers' information solutions needs.  We continue to increase our share of our customers' spending on information-related services through the development and introduction of new products, pricing our services in accordance with the value they create for customers, increasing the range of current services utilized by customers, and improving the quality of sales and customer support interactions with consumers.

  •
  Deploy enabling technology systems and analytics globally.  We continue to invest in new technology to enhance the cost-effectiveness, security and functionality of the services we offer and differentiate our products from those offered by our competitors. In addition to custom products for large customers, we seek to develop off-the-shelf enabling technology platforms that are more cost-effective for medium- and smaller-sized customers.

  •
  Invest in unique data sources.  We continue to invest in unique sources of credit and non-credit information to enhance the variety and quality of our services and improve our customers' confidence in data-based business decisions. Our North America Personal Solutions business is investing in data to enable consumers to more effectively manage their identity using online tools. Our TALX business will continue to add employee files in the TWN Services database. Areas of focus for investment in new sources of data include, among others, positive payment data, real estate data and new commercial business data.

  •
  Pursue new vertical markets and expand into emerging markets.  We see numerous opportunities to expand in related or emerging markets both in the U.S. and internationally. As an example, we acquired TALX, which has employment data that expands on the types of services we can offer our customers. Internationally, we intend to add to our business growth through expansion into new developing and emerging markets such as India, Russia, Mexico and China.

COMPETITION

        The market for our products and services is highly competitive and is subject to constant change. Our competitors vary widely in size and the nature of the products and services they offer. Sources of competition are numerous and include the following:

  •
  Competition for our consumer information solutions and personal solutions products varies by both application and industry, but generally includes two global consumer credit reporting companies, Experian Group Limited, or Experian, and TransUnion LLC, or TransUnion, both of which offer a range of consumer credit reporting products that are similar to products we offer, as well as a large number of smaller competitors who offer competing products in specialized areas such as fraud prevention, data vendors, providers of automated data processing services, and software companies offering credit modeling rules or analytical development tools. We believe that our products offer our customers an advantage over those of our competitors because of the quality of our data files, which we believe to be superior in terms of depth and accuracy and the differentiated information solutions services and decisioning technology that provides customers greater value. Our competitive strategy is to emphasize product features and quality while remaining competitive on price. Our marketing services products also compete with the foregoing companies and others who offer demographic information products, including

    Acxiom Corporation, or Acxiom, Harte-Hanks, Inc. and infoUSA, Inc. We also compete with Fair Isaac Corporation with respect to our analytical tools.

  •
  Competition for our commercial solutions products primarily includes Experian and The Dun & Bradstreet Corporation. We believe our small business loan information from financial institutions creates a unique database and product for the small business segment of that market.

  •
  Competition for our employment and income verification services includes large employers who serve their own needs through in-house systems to manage verification as well as outsourcers who manage verification services through a call center. Competition for complementary TWN Services includes payroll processors such as Automatic Data Processing, Inc., or ADP, Paychex, Inc. and Ceridian Corporation. Competitors of our Tax Management Services include in-house management of this function primarily by large employers; ADP; and a number of smaller regional firms that offer tax management services (Barnett Associates, Thomas & Thorngren, UC Advantage). Talent Management Services competitors include assessment service providers that offer proprietary content (Previsor, Inc., Development Dimensions International, Brainbench, Inc.), human resources consulting firms (AON Corporation, Watson Wyatt Worldwide, Inc., Right Management Consulting) and assessment or test publishers that have proprietary delivery platforms (Devine Group, Inc., Hogan Assessments Systems, Inc., SHL Group plc).

        We believe that none of our competitors offers the same mix of products and services as we do. Certain competitors may have larger shares of particular geographic or product markets or operate in geographic areas where we do not currently have a presence.

        We assess the principal competitive factors affecting our markets to include: technical performance; access to unique proprietary databases; availability in application service provider (ASP) format; product attributes such as quality, adaptability, scalability, interoperability, functionality and ease-of-use; product price; quickness of response, flexibility and customer services and support; the effectiveness of sales and marketing efforts; existing market penetration; new product innovation; and our reputation as a trusted steward of information.

MARKETS AND CUSTOMERS

        Our products and services serve clients across a wide range of industries, including financial services, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as state and federal governments. We also serve consumers directly. Our revenue stream is highly diversified with our largest customer providing less than 3% of total revenue. The following table outlines the various end-users we serve:

Percentage of Consolidated Revenue
Financial	32%
Mortgage	12%
Consumer	10%
Commercial	8%
Retail	7%
Automotive	7%
Human Resources	5%
Telecommunications	5%
Other(1)	14%

100%

    (1)
    Other includes revenues from government, marketing services, insurance and healthcare end-users.

        We market our products and services primarily through our own direct sales organization that is organized around sales teams that focus on customer segments typically aligned by vertical markets and geography. Sales groups are based in our headquarters and in field offices located in the U.S. and in markets outside the U.S. We also market our products and services through indirect channels, including alliance partners, joint ventures and other resellers. In addition, we sell through direct mail and various websites, such as www.equifax.com.

        Our largest geographic market segments are North America (the U.S., Canada, Costa Rica); Europe (the U.K., the Republic of Ireland, Spain and Portugal); and Latin America (Argentina, Brazil, Chile, El Salvador, Honduras, Peru and Uruguay).

        Revenue from international customers, including end-users and resellers, amounted to 27%, 28% and 27% of our total revenue in 2007, 2006 and 2005, respectively.

TECHNOLOGY AND INTELLECTUAL PROPERTY

        We generally seek protection under federal, state and foreign laws for strategic or financially important intellectual property developed in connection with our business. Certain intellectual property, where appropriate, is protected by registration under applicable trademark laws or by prosecution of patent applications. We own several patents registered in the U.S. and certain foreign countries. We also have certain registered trademarks in the U.S. and in many foreign countries. The most important of these are "Equifax," "TALX" and many variations thereof. These trademarks are used in connection with most of our product lines and services. Although these patents and trademarks are important and valuable assets in the aggregate, no single patent, group of patents or trademark, other than our Equifax trademark, is critical to the success of our business.

        We license other companies to use certain data, technology and other intellectual property rights we own or control, primarily as core components of our products and services, on terms that are consistent with customary industry standards and that are designed to protect our interest in our intellectual property. An example of this type of arrangement is our contract to exclusively manage the SBFE database from 2007 until 2012.

        We are licensed by others to use certain data, technology and other intellectual property rights they own or control, none of which is material to our business except for licenses from (1) Fair Isaac Corporation, relating to certain credit-scoring algorithms and the right to sell credit scores derived from them, which licenses have varying durations and generally provide for usage-based fees; and (2) Seisint, Inc., relating to a software platform which facilitates sales by our DMS and CMS units. These licenses have ten-year terms that began in 2002 and may be renewed on an annual basis thereafter. We do not hold any franchises or concessions that are material to our business or results of operations.

INFORMATION SECURITY AND GOVERNMENT REGULATION

        Safeguarding the privacy and security of consumer credit information, whether delivered online or in an offline format, is a top priority. We recognize the importance of secure online transactions and we maintain physical, administrative, and technical safeguards to protect personal and business identifiable information. We have security protocols and measures in place to protect information from unauthorized access or alteration. These measures include internal and external firewalls, physical security and technological security measures, and encryption of certain data.

        Our databases are regularly updated by information provided by financial institutions, telecommunications companies, other trade credit providers, public records vendors and governments. Various laws and regulations govern the collection and use of this information. These laws and regulations impact how we are able to provide information to our customers and have significantly increased our compliance costs. We are subject to differing laws and regulations depending on where we operate.

U.S. Data and Privacy Protection

        Our U.S. operations are subject to various federal and state laws and regulations governing the collection, protection and use of consumer credit and other information, and imposing sanctions for the misuse of such information or unauthorized access to data. Many of these provisions also affect our customers' use of consumer credit or other data we furnish. The information underlying our North America Commercial Services and Direct Marketing Services businesses is less regulated than the other portions of our business. A significant portion of the information maintained by our Direct Marketing Services business is voluntarily provided by individuals, thus this information is subject to fewer restrictions on use.

        These laws and regulations that may be applied to portions of our business include, but are not limited to, the following:

  •
  The Fair Credit Reporting Act, or FCRA, which governs among other things the reporting of information to credit reporting agencies that engage in the practice of assembling or evaluating certain information relating to consumers, including Equifax's credit reporting business; making prescreened offers of credit; the sharing of consumer report information among affiliated and unaffiliated third parties; access to credit scores; and requirements for data furnishers and users of consumer report information. Violation of the FCRA, or of similar state laws, can result in an award of actual damages, as well as statutory and/or punitive damages in the event of a willful violation.

  •
  The Fair and Accurate Credit Transactions Act of 2003, or FACT Act, which amended the FCRA and requires nationwide consumer credit reporting agencies, such as us, to furnish a free annual credit file disclosure to consumers, upon request, through a centralized request facility we have established with the other nationwide credit reporting agencies. The FACT Act also included requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, to place a fraud alert in the consumer's credit file stating that the consumer may be the victim of identity theft or other fraud; consumer credit report notice requirements for lenders that use consumer report information in connection with risk-based credit pricing actions; requirements for entities that furnish information to consumer reporting agencies to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and a requirement for mortgage lenders to disclose credit scores to consumers. Additionally, the FACT Act prohibits a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes ("opt-out"), subject to certain exceptions.

  •
  The Financial Services Modernization Act of 1999, or Gramm-Leach-Bliley Act, or GLB, which, among other things, regulates the use of non-public personal financial information of consumers that is held by financial institutions. Equifax is subject to various GLB provisions, including rules relating to the physical, administrative and technological protection of non-public personal financial information. Breach of the GLB can result in civil and/or criminal liability and sanctions by regulatory authorities, such as fines of up to $100,000 per violation and up to five years imprisonment for individuals.

  •
  The Health Insurance Portability and Accountability Act of 1996, or HIPAA, which requires reasonable safeguards to prevent intentional or unintentional use or disclosure of protected health information.

  •
  Federal and state laws governing the use of the Internet and regulating telemarketing, including the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM, which regulates commercial email, prohibits false or misleading header information, requires that a commercial email be identified as an advertisement, and requires that commercial emails give recipients an opt-out method.

  •
  Fannie Mae and Freddie Mac regulations applicable to our credit reporting and mortgage services products, the Real Estate Settlement Procedures Act and HUD's Regulation X, which requires the disclosure of certain basic information to borrowers concerning settlement costs and prohibits the charging of unearned fees and certain "kickbacks" or other fees for referrals in connection with a residential mortgage settlement service.

        A number of states in the U.S. have passed versions of security breach notification and credit file freeze legislation. A file freeze enables identity theft victims, or in certain states recipients of data breach notices or all consumers, to place and lift a freeze on access to their credit files. File freeze laws impose differing requirements on credit reporting agencies with respect to how and when to respond to such credit file freeze requests and in the fees the agencies may charge for freeze-related actions.

        We continue to monitor federal and state legislative and regulatory issues involving data privacy and protection.

International Data and Privacy Protection

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

  •
  In Europe, we are subject to the European Union, or EU, data protection laws, including the comprehensive EU Directive on Data Protection (1995), which imposes a number of obligations on Equifax with respect to use of personal data, and includes a prohibition on the transfer of personal information from the EU to other countries that do not provide consumers with an "adequate" level of privacy or security. The EU standard for adequacy is generally stricter and more comprehensive than that of the U.S. and most other countries. In the U.K., the Data Protection Act of 1998 regulates the manner in which we can use third-party data. Recent regulatory limitations affect our use of the Electoral Roll, one of our key data sources in the U.K. Generally, the data underlying the products offered by our U.K. Information Services and Personal Solutions product lines, excluding our Commercial Services products, are subject to these regulations. In Spain and Portugal, the privacy laws which are subject to the EU Directive on Data Protection regulate all credit bureau and personal solutions activities. Except for negative data, the laws in Spain and Portugal generally require consumer consent for all Equifax activities.

  •
  In Latin America, most countries generally follow the EU data protection model. This includes consumer data protection and privacy laws and regulations in Argentina, Chile, Peru and Uruguay. There are also constitutional provisions in Argentina, Brazil, Chile, Peru and certain other countries which declare the right to a judicial hearing on the use of personal data, and grant individuals the right to access and correct information in the possession of data controllers in many of those countries.

TALX

        The Tax Management business within our TALX segment is potentially impacted by changes in U.S. tax laws or interpretations, for example, those pertaining to work opportunity tax credits and unemployment compensation claims. A subsidiary of TALX, Talent Management, provides employee testing, assessment and talent management services to the federal government through a number of prime and subcontracts with federal agencies, including the Transportation Security Administration. These contracts may be adversely affected by changes in U.S. federal government programs or contractor requirements, including the adoption of new laws or regulations.

PERSONNEL

        We employed approximately 7,000 employees in 14 countries as of December 31, 2007. None of our U.S. employees are subject to a collective bargaining agreement and no work stoppages have been experienced. Pursuant to local laws, our employees in Brazil, Spain and Argentina are subject to collective bargaining agreements that govern general salary and compensation matters, basic benefits and hours of work. Equifax is not a party to these agreements. Information regarding our executives is included in "Executive Officers of the Registrant" below.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The persons serving as our executive officers as of February 27, 2008, together with their ages, positions and brief summaries of their business experience, are as follows:

Name	Age	Position	Executive Officer Since
Richard F. Smith	48	Chairman and Chief Executive Officer	2005
Lee Adrean	56	Corporate Vice President and Chief Financial Officer	2006
Kent E. Mast	64	Corporate Vice President and Chief Legal Officer	2000
Coretha M. Rushing	51	Corporate Vice President and Chief Human Resources Officer	2006
Paul J. Springman	62	Corporate Vice President and Chief Marketing Officer	2002
Robert J. Webb	39	Corporate Vice President and Chief Information Officer	2006
J. Dann Adams	50	President, U.S. Consumer Information Solutions	2006
William W. Canfield	69	President, TALX	2007
Steven P. Ely	52	President, North America Personal Solutions	2007
Rodolfo O. Ploder	47	President, International	2006
Michael S. Shannon	52	President, North America Commercial Solutions	2006
Nuala M. King	54	Senior Vice President and Corporate Controller	2004

        There are no family relationships among our executive officers, nor are there any arrangements or understandings between any of the officers and any other persons pursuant to which they were selected as officers, except that Mr. Canfield was appointed to the Board at the effective time of the merger of TALX with and into a subsidiary of Equifax pursuant to the terms of that certain Agreement and Plan of Merger dated February 14, 2007, among TALX Corporation, Equifax and Chipper Corporation.

        Mr. Smith has been Chairman and Chief Executive Officer since December 15, 2005. He was named Chairman-Elect and Chief Executive Officer effective September 19, 2005 and was elected as a Director on September 22, 2005. Prior to that, Mr. Smith served as Chief Operating Officer, GE Insurance Solutions, from 2004 to September 2005; as President and Chief Executive Officer of GE Property and Casualty Reinsurance from 2003 to 2004; as President and Chief Executive Officer of GE Property and Casualty Reinsurance—Americas of GE Global Insurance Holdings Corp. from 2001 to 2003; and as President and Chief Executive Officer, GE Capital Fleet Services from 1995 to 2000.

        Mr. Adrean joined Equifax as Corporate Vice President and Chief Financial Officer in October 2006. Prior to joining Equifax, he served as Executive Vice President and Chief Financial Officer of NDCHealth Corporation since 2004. Prior thereto, he served as Executive Vice President and Chief Financial Officer of EarthLink, Inc. where he was employed from 2000 until 2004.

        Mr. Mast has served as Chief Legal Officer since he joined Equifax in 2000. His responsibilities include legal services, global sourcing, security and compliance, government and legislative relations, corporate governance and privacy functions.

        Ms. Rushing joined Equifax in May 2006 as Corporate Vice President and Chief Administrative Officer. Prior to joining Equifax, Ms. Rushing served as an executive coach and HR Consultant with Atlanta-based Cameron Wesley LLC. Prior thereto, she was Senior Vice President of Human Resources at The Coca-Cola Company, where she was employed from 1996 until 2004.

        Mr. Springman has served as Chief Marketing Officer since February 2004. He joined Equifax in 1990 and has held various executive positions, most recently serving as the head of the Predictive Sciences unit from August 2002 until February 2004. Prior thereto, Mr. Springman served as Group Executive, North America Information Solutions from September 2001 until August 2002.

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

        Mr. Adams assumed his current position in January 2007. He joined Equifax in 1999 and has served as Group Executive, North America Information Services from November 2003 until December 2006; Senior Vice President, Equifax North America Sales from October 2001 until October 2003; and Senior Vice President, Financial Services from February 1999 until October 2001.

        Mr. Canfield joined Equifax in May 2007 upon Equifax's acquisition of TALX Corporation, for which he served as President and Chief Executive Officer from 1987 and Chairman since 1988.

        Mr. Ely joined Equifax in February 2004 and was appointed President, North American Personal Solutions in January 2007. He served as Group Executive, Personal Solutions from August 2005 until December 2006 when he assumed his current position. From February 2004 until August 2005, Mr. Ely was Senior Vice President of Product Management and Marketing. Prior to joining Equifax, he was Senior Vice President, Worldwide Marketing of S1 Corporation from June 2001 until September 2003, and held senior marketing and software development management positions with NetVendor, Per-Se Technologies, Dun & Bradstreet Software, Sybase and NCR Corporation prior to that.

        Mr. Ploder joined Equifax in February 2004 and is President, International. Prior to that position, he was Group Executive, Latin America. Before joining Equifax, he was employed by MCI where he had been Vice President, International since 1999. Prior thereto, Mr. Ploder spent 13 years in the telecommunications industry, primarily in international management positions.

        Mr. Shannon assumed his current position in January 2007. Since joining Equifax in 1992, he has held various executive positions including, most recently, Group Executive, Europe from February 2002 until December 2006, and Managing Director, U.K. from July 2001 until February 2002.

        Ms. King joined Equifax in March 2004 as Vice President and Corporate Controller. Prior to joining Equifax, Ms. King served as Corporate Controller for UPS Capital from March 2001 until March 2004 and, prior thereto, held various executive positions with The Coca-Cola Company.

ITEM 1A.    RISK FACTORS

        Set forth below are some of the risks and uncertainties that, if they were to occur, could materially and adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and the other public statements we make.

        Forward-looking statements involve matters that are not historical or current facts. Words such as "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "seeks," "plan," "project," "continue," "predict," or other words or expressions of similar meaning are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

        Forward-looking statements include, but are not limited to:

  •
  Projections of revenues, income, net income per share, capital expenditures, dividends, capital structure, or other financial measures;

  •
  Descriptions of anticipated plans or objectives of our management for operations, products or services;

  •
  Forecasts of performance; and

  •
  Assumptions regarding any of the foregoing.

        For example, our forward-looking statements include our expectations regarding:

  •
  Regarding Note 4 of the Notes to Consolidated Financial Statements, and our future liquidity needs discussed under "Liquidity and Financial Condition," our ability to generate cash from operating activities and any declines in our credit ratings or financial condition which could restrict our access to the capital markets or materially increase our financing costs;

  •
  With respect to our pension funding obligations and expected rate of return on plan assets discussed in "Pension Plans" in Management's Discussion and Analysis of Financial Conditions and Results of Operations, or MD&A, in this Form 10-K, the impact of changes in accounting standards and pension funding laws and regulations, measurement of pension and other postretirement plan assets and pension liabilities, actuarial assumptions and future investment returns on pension assets and pension liabilities;

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

  •
  Regarding Note 3 of the Notes to Consolidated Financial Statements, estimated future amortization expense related to definite lived purchased intangible assets at December 31, 2007, our ability to accurately estimate the fair value of such assets;

  •
  Regarding Notes 2 and 3 of the Notes to Consolidated Financial Statements, the fact that amounts recorded at December 31, 2007, related to the acquisition of TALX, and the associated estimates of future amortization, are preliminary estimates that will be finalized upon the completion of federal and state tax returns and valuation of acquired fixed assets;

  •
  With respect to our business outlook discussed under "Business Overview" in MD&A, our views on the health and future growth of the U.S. and global economies during 2008; and

  •
  With respect to our USCIS business discussed under "Results of Operations—Twelve Months Ended December 31, 2007, 2006 and 2005" in MD&A, our ability to protect operating margins during 2008.

You should not unduly rely on forward-looking statements. They represent our expectations about the future and are not guarantees. Forward-looking statements are only as of the date they were made, and, except as required by law, they might not be updated to reflect changes as they occur after the forward-looking statements are made.

Risks and Uncertainties

Risks Related to Our Business and Growth Strategy

If we are not successful in implementing our long-term growth strategy, we may be unable to grow our business and our results of operations may be adversely affected.

        We have developed a long-term growth strategy which includes (1) increasing our share of our customers' spending on information-related services through the development and introduction of new products, pricing our services in accordance with the value they create for customers, increasing the range of current services utilized by customers, and improving the quality of sales and customer support interactions with consumers; (2) increasing our customers' use of our proprietary analytical, predictive and enabling technologies; (3) investing in and developing new, differentiated data sources that provide unique value to customers in their highest value decisioning needs; and (4) expanding into key emerging opportunities via acquisitions, partnerships, and/or internal development, including related markets in the U.S., such as initiatives in the commercial, collections, and healthcare markets, as well as new geographic markets outside the U.S. If we are unable to successfully execute our growth strategy, we may not be able to grow our business, growth may occur more slowly than we anticipate, or our revenues, net income and earnings per share may decline.

We may incur risks related to acquisitions or significant investment in businesses which could jeopardize the success of these acquisitions and increase our costs.

        Our long-term strategy includes growth through acquisitions and investments in businesses that offer complementary products, services and technologies. Any acquisitions or investments, including our recent acquisition of TALX as described in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," will be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include:

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
  Unanticipated legal risks and costs;

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

Deterioration of current economic conditions may decrease our customers' demand for consumer credit information, which may harm our results of operations.

        Although we continue to take steps to diversify our lines of business, consumer credit reports we sell in the U.S. and certain international markets, including the U.K., Canada and in Latin America, remain a core product. In general, our customers use our credit information and related services to process applications for new credit cards, automobile loans, home mortgages, home equity loans and other consumer loans. They also use our credit information and services to monitor existing credit relationships. Consumer demand for credit (i.e., rates of spending and levels of indebtedness) tends to grow more slowly or decline during periods of economic contraction or slow economic growth. Rising rates of interest may reduce consumer demand for mortgage loans and also impact our mortgage services joint venture. A decline in consumer demand for credit or in levels of employment may reduce our customers' demand for our consumer credit information. Consequently, our revenues from consumer credit information products and services could be negatively affected and our results of operations harmed if consumer demand for credit decreases. In addition, if current economic conditions in the U.S. decline further, this decline could detrimentally impact the economies of the countries outside the U.S. in which we operate and could influence customer demand for our non-consumer credit information-based businesses, including North America Commercial Solutions and TALX, which could further negatively impact our results of operations.

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

Our markets are highly competitive and new product introductions and pricing strategies being offered by our competitors could decrease our sales and market share or require us to reduce our prices in a manner that reduces our operating margins.

        We operate in a number of geographic, product and service markets that are highly competitive, as described above under "Competition." We currently have a business relationship with Fair Isaac Corporation to resell their credit scoring product and are also involved in litigation with that firm arising from our development with TransUnion and Experian of the VantageScore (SM) credit scoring product which is competitive with Fair Isaac's products. Competitors may develop products and services that are superior to or that achieve greater market acceptance than our products and services.

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

        Some of our competitors also may choose to sell products competitive to ours at lower prices by accepting lower margins and profitability, or may be able to sell products competitive to ours at lower prices given proprietary ownership of data, technical superiority or economies of scale. Price reductions by our competitors could negatively impact our margins and results of operations, and could also harm our ability to obtain new customers on favorable terms. Historically, certain of our products have experienced declines in per unit pricing due to competitive factors and customer demand. If prices decline in the future at faster rates than in the past due to unforeseen changes in competition or customer demand, our business could be adversely affected.

Our ability to increase our revenues will depend to some extent upon introducing new products and services, and if the marketplace does not accept these new products and services, our revenues may remain flat or decline.

        To increase our revenues, we must enhance and improve existing products and continue to introduce new products and new versions of existing products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. We believe much of our future growth prospects will rest on our ability to continue to expand into newer products and services. Products that we plan to market in the future are in various stages of development. We cannot assure that the marketplace will accept these products. If our current or potential customers are not willing to switch to or adopt our new products and services, our ability to increase revenues or improve operating margins will be impaired.

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

If we are unable to raise sufficient additional capital at an acceptable cost, we may be unable to continue to effectively compete and expand our business.

        We may require additional capital to purchase assets, complete strategic acquisitions, repurchase shares on the open market or for general liquidity needs. Declines in our credit rating or limits on our ability to sell additional shares may adversely affect our ability to raise capital or materially increase our cost of capital. Our inability to raise additional capital at a reasonable cost may adversely impact our revenue growth and the price of our stock.

We may suffer adverse financial consequences if Computer Sciences Corporation requires us to purchase its credit reporting business when the public equity or debt markets or other financing conditions are unfavorable to us.

        In 1988, we entered into an agreement with Computer Sciences Corporation, or CSC, and certain of its affiliates under which CSC's credit reporting agencies utilize our computerized credit database services. Under this agreement, CSC has an option, exercisable at any time, to sell its credit reporting business to us. The option expires in August 2013. The option exercise price will be determined by an appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if CSC were to exercise the option today, the option price would be approximately $650.0 million to $725.0 million. This estimate is based solely on our internal analysis of the value of the business, current market conditions and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than the estimated amount. If CSC were to exercise its option, we would have to obtain additional sources of funding. We believe that this funding would be available from sources such as additional bank lines of credit and the issuance of public debt and/or equity. However, the availability and terms of any such capital financing would be subject to a number of factors, including credit market conditions, the state of the equity markets, general economic conditions and our financial performance and condition. Because we do not control the timing of CSC's exercise of its option, we could be required to seek such financing and increase our debt levels at a time when market or other conditions are unfavorable.

Our international operations subject us to additional business risks and related costs that may reduce our profitability or revenues.

        During 2007, we generated approximately 27% of our revenues from business outside the U.S. As part of our growth strategy, we plan to continue to pursue opportunities outside the U.S. As a result, our future operating results could be negatively affected by a variety of factors, many of which are beyond our control. Risks that could give rise to incremental costs in our international operations include: political and economic instability; changes in regulatory requirements and policy and the adoption of laws detrimental to our operations, such as legislation relating to the collection and use of personal data; negative impact of currency exchange rate fluctuations; potentially adverse tax consequences; increased restrictions on the repatriation of earnings; and general economic conditions in international markets. We may not be able to avoid significant expenditures should one or more of these risk factors occur.

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

        Our ability to provide reliable service largely depends on the efficient and uninterrupted operation of our computer network systems and data centers. Some of these systems have been outsourced to third-party providers. Any significant interruptions could severely harm our business and reputation and result in a loss of customers. Our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, war, terrorist act, telecommunications failure, unauthorized entry and computer viruses. The steps we have taken and are taking to prevent a system failure, including backup disaster recovery systems, may not be successful, and our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

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

If our outside service providers and key vendors are not able to fulfill their service obligations, our business and operations could be disrupted, and our operating results could be harmed.

        Outside service providers and vendors perform critical functions for us. While we have implemented service level agreements and have established monitoring controls, our operations could be disrupted if we do not successfully manage our service providers or if the service providers do not perform satisfactorily to agreed upon service levels. In addition, our business, reputation and operating results could be adversely affected.

If we fail to adequately protect our intellectual property rights, our ability to compete effectively could be diminished.

        Our ability to compete effectively depends in part on the protection of our technology, products, services and brands through intellectual property right protections, including patents, copyrights, database rights, trade secrets and trademarks. The extent to which such rights can be protected and enforced varies in different jurisdictions.

We face and could continue to face claims for intellectual property infringement, which could subject us to significant monetary damages or limit or prohibit us from using some of our technologies, products and services.

        There is a risk of litigation relating to our use or future use of intellectual property rights of third parties. Third-party infringement claims and any related litigation against us could subject us to liability for damages, restrict us from using and providing our technologies, products or services or operating our business generally, or require changes to be made to our technologies, products and services. We are currently a defendant in litigation brought by Fair Isaac Corporation arising from our development with TransUnion and Experian of the VantageScore credit scoring product that is competitive with Fair Isaac's products, in which the plaintiff has alleged trademark infringement, among other claims.

Our agreements with key long-term customers may not be renewed.

        We have long-standing relationships with a number of our large customers. There can be no assurance that these relationships will continue, due to market competition, customer requirements and customer consolidation through mergers or acquisitions. Although our largest single customer represents less than 3% of our total revenue, the loss of a significant number of major customers could materially adversely affect our business, reputation, financial condition or operating results.

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

Our tax provisions may not be adequate, which would require us to pay greater than expected taxes.

        Although we believe we have made appropriate provisions for taxes in the various jurisdictions in which we operate on the basis of current law, due to possible changes of law or challenges from tax authorities under existing laws it is possible that the provision may turn out to be insufficient and this could materially affect our financial condition by causing us to incur additional tax expense.

The outcome of litigation or regulatory proceedings in which we are involved could subject us to significant monetary damages or restrictions on our ability to do business.

        Various legal proceedings arise during the normal course of our business. These include individual consumer cases, class action lawsuits, and actions brought by regulators. While we do not currently believe that the outcome of any such pending or threatened litigation will have a material adverse effect on our financial position, litigation is inherently uncertain and adverse developments or outcomes can result in significant monetary damages, penalties or injunctive relief against us. Our insurance arrangements may be insufficient to cover an adverse judgment in a large lawsuit. See Part I, Item 3, "Legal Proceedings" for information on our material pending litigation.

Risks Relating to Our Industry

Changes in the legislative, regulatory and judicial environments may adversely affect our ability to collect, manage, aggregate and use data and may increase our costs of doing so.

        The credit reporting, direct marketing and employment verification industries are subject to substantial government regulation relating to individual privacy and the collection, distribution and use of information about individuals. The information and personal data we collect is subject to a variety of government regulations, including, but not limited to, those described above under "Information Security and Government Regulation." In addition, public interest in individual privacy rights and the collection, protection, distribution and use of information about individuals may result in the adoption of new federal, state, local and foreign laws and regulations that could include increased compliance requirements and restrictions on the purchase, sale, maintenance, handling and sharing of information about consumers for commercial purposes. This could have a negative impact on our ability to collect such information provided by consumers voluntarily. Future laws and regulations with respect to the collection, management and use of data about individuals, and adverse publicity, judicial interpretations or potential litigation concerning the commercial use of such information may result in substantial regulatory compliance costs, litigation expense or a loss of revenue.

Risks Related to Our Common Stock

We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common stock and could contain terms and rights that are superior to those of our common stock.

        The issuance of additional equity securities or securities convertible into equity securities could result in dilution of the then-existing shareholders' equity interests in us. We are authorized to issue, without shareholder approval, up to 300,000,000 shares of common stock, of which 133,433,311 shares were outstanding as of December 31, 2007, including shares held by employee benefits trusts. In addition, our Board of Directors has the authority to issue, without vote or action of shareholders, up to 10,000,000 shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. If we issue convertible preferred stock, a subsequent conversion may dilute the current common shareholders' interest.

Provisions in our articles of incorporation, bylaws, shareholder rights plan, other agreements and Georgia law may make it difficult for a third-party to acquire us, even in situations that may be viewed as desirable by our shareholders.

        Our articles of incorporation, bylaws, shareholder rights plan, other agreements and the Georgia Business Corporation Code of the State of Georgia, or Georgia Code, contain provisions that may delay or prevent an attempt by a third party to acquire control of our company. For example, our articles of incorporation:

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

        We are a Georgia corporation and have elected to be governed by the "business combination" and "fair price" provisions of the Georgia Code, that could be viewed as having the effect of discouraging an attempt to obtain control of us. The business combination provision generally would prohibit us from engaging in various business combination transactions with any interested shareholder for a period of five years after the date of the transaction in which the person became an interested shareholder unless certain designated conditions are met.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        Our executive offices are located at 1550 Peachtree Street, N.W., Atlanta, Georgia, in a leased facility. Our other properties are geographically distributed to meet sales and operating requirements worldwide. We consider these properties to be both suitable and adequate to meet our current operating requirements, and most of the space is being utilized. We ordinarily lease office space for conducting our business and are obligated under approximately 80 leases and other rental arrangements for our headquarters and field locations. We owned four office buildings at December 31, 2007, including buildings utilized by our Latin America operations and located in Sao Paulo, Brazil and Santiago, Chile. Our building located in Wexford, Republic of Ireland, which was utilized by our European operations, was sold in January 2007. In July 2007, we purchased the two buildings which house our Atlanta, Georgia data center. We also own 23.5 acres adjacent to this data center.

        For additional information regarding our obligations under leases, see Note 5 of the Notes to Consolidated Financial Statements in this Form 10-K. We believe that suitable additional space will be available to accommodate our future needs.

ITEM 3.    LEGAL PROCEEDINGS

        Equifax, certain of its subsidiaries, and other persons have been named as parties in various legal actions and administrative proceedings arising in connection with the operation of Equifax's businesses. In most cases, plaintiffs seek unspecified damages and other relief. These actions include the following:

        Naviant Arbitration and Litigation.    We commenced an arbitration proceeding against the shareholder sellers of Naviant, Inc., which we acquired in 2002, claiming they breached various representations and warranties concerning information furnished to us in connection with the acquisition transaction. We also filed a lawsuit on August 13, 2004, in the U.S. District Court for the Southern District of Florida, in a case captioned Equifax Inc. and Naviant Inc. v. Austin Ventures VII, L.P, et al. Thereafter, we released our claims against one selling shareholder, Seisint, Inc., as part of a settlement and settled our claims against certain other former selling shareholders on June 14, 2006, in exchange for a cash payment to us of $15.2 million. On November 21, 2006, the District Court granted our request to lift the stay on our lawsuit so we could pursue our claims against the selling shareholders in that action. All parties voluntarily abandoned the arbitration proceedings. By joint stipulation, the District Court entered orders on December 27, 2007 and January 28, 2008, dismissing, without prejudice, claims and counterclaims of all parties except such claims asserted between Equifax and defendant Scott Hirsch (who claims unspecified damages for allegedly aiding a breach of fiduciary duty by the shareholders' representative in connection with the June 2006 settlement). The litigation continues as to such claims.

        NCRA/Standfacts Litigation.    On March 25, 2004, the National Credit Reporting Association, Inc., or NCRA, a trade association of mortgage credit information resellers, and, separately, 23 of NCRA's members, commenced suits against Equifax, Experian and TransUnion alleging various violations of antitrust and unfair practices laws. After a variety of rulings on procedural and substantive issues, including grants on two occasions of all or part of defendants' motions to dismiss, the remaining claims of all plaintiffs have been consolidated under a Third Amended Complaint, filed June 29, 2005, in an action captioned Standfacts Credit Services, et al. v. Experian Information Solutions, Inc., Equifax Inc., and TransUnion, LLC, pending in the U.S District Court for the Central District of California. The amended complaint seeks injunctive relief and unspecified amounts of damages. In 2005, the District Court granted defendants' motions to dismiss all claims except for one remaining Sherman Act, Section 1 conspiracy claim. In late 2006, 19 of the 23 original plaintiffs were dismissed from the case by agreement. On January 18, 2007, the District Court entered a final order pursuant to stipulation of the parties dismissing all remaining claims of plaintiffs, with prejudice, and preserving only the right of certain plaintiffs to appeal the previous dismissal by the District Court of certain monopolization claims to the U.S. Court of Appeals for the Ninth Circuit. Plaintiffs filed their notice of appeal with the Ninth Circuit on February 15, 2007. The appellate briefing is scheduled to be completed in early 2008.

        VantageScore Litigation.    On March 14, 2006, Equifax and two other national credit reporting companies announced the development of VantageScore, a credit scoring system. VantageScore is being independently marketed and sold separately by Equifax and the two other national credit reporting companies through licensing agreements with VantageScore Solutions LLC, which is jointly owned by Equifax and the two other national credit reporting companies. On October 11, 2006, in an action captioned Fair Isaac Corporation v. Equifax Inc., Experian Information Solutions, Inc., TransUnion LLC and VantageScore Solutions LLC, Fair Isaac Corporation filed a lawsuit in the U.S. District Court for the District of Minnesota, alleging that the national credit reporting companies and VantageScore Solutions LLC violated antitrust laws, engaged in unfair competitive practices and false advertising and infringed plaintiff's trademark by using a credit score product with a score range that overlaps the FICO® score range. Plaintiff seeks injunctive relief and treble damages under its antitrust claims. The defendants have filed answers denying the claims. The magistrate judge has entered a scheduling order setting the close of all discovery by July 2008 and a trial readiness date of February 1, 2009. Equifax believes the lawsuit is without merit and will vigorously defend itself and VantageScore Solutions LLC against these claims.

        California Bankruptcy Litigation.    In a series of actions filed in the U.S. District Court for the Central District of California between October 14, 2005 and November 2, 2005 which have now been consolidated, captioned Terri N. White, et al. v. Equifax Information Services LLC, Jose Hernandez v. Equifax Information Services LLC, Kathryn L. Pike v. Equifax Information Services LLC, and Jose L. Acosta, Jr., et al. v. Trans Union LLC, et al., plaintiffs asserted that Equifax violated federal and state law (the FCRA, the California Credit Reporting Act and the California Unfair Competition Law) by failing to follow reasonable procedures to determine whether credit accounts are discharged in bankruptcy, including the method for updating the status of an account following a bankruptcy discharge. The Pike plaintiff asserts only that Equifax's conduct violated the California Credit Reporting Act. On May 15, 2007, plaintiffs filed motions seeking to certify a nationwide class of similarly situated consumers. Plaintiffs seek unspecified damages and injunctive relief. Defendants have responded to these motions, and a hearing on these motions is scheduled for March 12, 2008. Discovery is ongoing.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is listed and traded on the New York Stock Exchange under the ticker symbol "EFX". The following table shows the high and low sales prices for our stock, as reported on the New York Stock Exchange, for each quarter in the last two fiscal years:

	2007		2006
	High	Low	High	Low
	(In dollars)
First Quarter	$42.00	$35.91	$39.42	$36.20
Second Quarter	$44.88	$36.50	$38.86	$33.59
Third Quarter	$46.30	$35.93	$37.84	$30.15
Fourth Quarter	$40.21	$35.22	$41.64	$35.30
Year	$46.30	$35.22	$41.64	$30.15

Holders

        At January 31, 2008, we had approximately 4,500 holders of record of our common stock; however, we believe the number of beneficial owners of our common stock exceeds this number.

Dividends

        Set forth below is the amount of cash dividends declared per share of Equifax common stock for each quarter in the last two fiscal years:

	2007	2006
First Quarter	$0.04	$0.04
Second Quarter	0.04	0.04
Third Quarter	0.04	0.04
Fourth Quarter	0.04	0.04

Year	$0.16	$0.16

        While we have historically paid dividends to common shareholders, the declaration and payment of future dividends will depend on many factors, including our earnings, financial condition, business development needs, and regulatory considerations, and is at the discretion of our Board of Directors.

Issuer Purchases of Equity Securities

        The following table contains information with respect to purchases of our common stock made by or on behalf of Equifax or any "affiliated purchaser" (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), during our fourth quarter ended December 31, 2007:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(3)
September 30, 2007				$161,732,130
October 1 - October 31, 2007	268,100	$38.01	268,100	$151,540,354
November 1 - November 30, 2007	1,652,596	$37.99	1,650,000	$88,860,236
December 1 - December 31, 2007	686,890	$37.21	670,000	$63,931,566

Total	2,607,586	$37.79	2,588,100	$63,931,566

(1)
The total number of shares purchased includes: (a) shares purchased pursuant to our publicly-announced share repurchase program, or Program; and (b) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 0 shares for the month of October 2007, 2,596 shares for the month of November 2007, and 16,890 shares for the month of December 2007.

(2)
Average price paid per share for shares purchased as part of our publicly-announced plan (includes brokerage commissions).

(3)
On February 14, 2007, in connection with our acquisition of TALX, the Board authorized and we publicly announced an increase in the Program to $783.0 million from $383.0 million; subsequently, on February 8, 2008, the Board increased the Program by an additional $250.0 million, and we publicly announced this increase on February 11, 2008.

Dividend and Share Repurchase Restrictions

        Our Senior Credit Facility, as amended, restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if default or event of default exists or would result, according to the terms of the agreement.

ITEM 6.    SELECTED FINANCIAL DATA

        The table below summarizes our selected historical financial information for each of the last five years. The summary of operations data for the years ended December 31, 2007, 2006 and 2005 and the balance sheet data as of December 31, 2007 and 2006, has been derived from our audited Consolidated Financial Statements included in this Form 10-K. The summary of operations data for the years ended December 31, 2004 and 2003, and the balance sheet data as of December 31, 2005, 2004 and 2003 has been derived from our audited Consolidated Financial Statements not included in this report. The historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements in this Form 10-K.

	Twelve Months Ended December 31,
	2007	2006(2)	2005	2004	2003
	(In millions, except per share data)
Summary of Operations:
Operating revenue	$1,843.0	$1,546.3	$1,443.4	$1,272.8	$1,210.7
Operating expenses	$1,356.8	$1,110.2	$1,021.4	$897.0	$896.5
Operating income	$486.2	$436.1	$422.0	$375.8	$314.2
Income from continuing operations	$272.7	$274.5	$246.5	$237.3	$180.7
Dividends paid	$20.7	$20.3	$20.2	$15.0	$11.3
Per common share (diluted):
Income from continuing operations per share	$2.02	$2.12	$1.86	$1.78	$1.32
Cash dividends declared per share	$0.16	$0.16	$0.15	$0.11	$0.08
Weighted-average common shares oustanding (diluted)(1)	135.1	129.4	132.2	133.5	136.7

	As of December 31,
	2007(3)	2006(2)	2005	2004	2003
	(In millions)
Balance Sheet Data:(1)
Total assets	$3,523.9	$1,790.6	$1,831.5	$1,557.2	$1,553.5
Long-term debt, net of current portion	$1,165.2	$173.9	$463.8	$398.5	$663.0
Shareholders' equity	$1,399.2	$838.1	$820.3	$523.6	$371.5

(1)
On May 15, 2007, we acquired all the outstanding shares of TALX. Under the terms of the transaction, we issued 20.6 million shares of Equifax common stock and 1.9 million fully-vested options to purchase Equifax common stock, and paid approximately $288.1 million in cash, net of cash acquired. We also assumed TALX's outstanding debt, which had a fair value totaling $177.6 million at May 15, 2007. We financed the cash portion of the acquisition initially with borrowings under our Senior Credit Facility, and subsequently refinanced this debt in the second quarter of 2007 with ten- and thirty-year notes. We subsequently repurchased 17.9 million shares of Equifax common stock through December 31, 2007 for $718.7 million, as authorized by our Board of Directors. For additional information about the TALX acquisition, see Note 2 of the Notes to Consolidated Financial Statements in this Form 10-K.

(2)
On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment", or SFAS 123R, which resulted in additional stock-based compensation expense during 2007 and 2006 when compared to prior years. Stock-based compensation expense was $17.6 million, $17.4 million and $8.2 million for the twelve months ended December 31, 2007, 2006 and 2005, respectively.

(3)
In 2007, total debt increased as a result of our issuance of $550.0 million of ten- and thirty-year fixed rate senior notes during the second quarter, our assumption of $75.0 million in senior guaranteed notes of TALX due 2012, and the commencement of a commercial paper program for general corporate purposes.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

        All references to earnings per share data in Management's Discussion and Analysis, or MD&A, are to diluted earnings per share, or EPS, unless otherwise noted. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding.

BUSINESS OVERVIEW

        We are a leading global provider of information solutions, employment and income verification and human resources business process outsourcing services. We leverage one of the largest sources of consumer and commercial data, along with advanced analytics and proprietary technology, to create customized insights which enable our business customers to grow faster and more efficiently and inform and empower consumers.

        Businesses rely on us for consumer and business credit intelligence, portfolio management, fraud detection, decisioning technology, marketing tools, and human resources and payroll services. We also offer a portfolio of products that enable individual consumers to manage their financial affairs and protect their identity. Our revenue stream is diversified among individual consumers and businesses across a wide range of industries and international geographies.

Segment and Geographic Information

        Segments.    The U.S. Consumer Information Solutions, or USCIS, segment, the largest of our five segments, consists of four product and service lines: Online Consumer Information Solutions, Mortgage Reporting Solutions, Credit Marketing Services and Direct Marketing Services. Online Consumer Information Services and Mortgage Reporting Solutions revenue is principally transaction-based and is derived from our sales of products such as consumer credit reporting and scoring, mortgage reporting, identity verification, fraud detection and modeling services, and certain of our decisioning products that facilitate and automate a variety of credit-oriented decisions, a significant majority of which are delivered electronically. Credit Marketing Services and Direct Marketing Services revenue is principally transaction- and subscription-based and is derived from our sales of the products such as those that assist clients in acquiring new customers, cross-selling to existing customers and managing portfolio risk.

        The TALX segment consists of The Work Number and Tax and Talent Management business units. The Work Number revenue is transaction-based and derived primarily from verification of employment data reported to us by employers. Tax and Talent Management revenues derive from our provision of certain human resources business process outsourcing services that are transaction- and subscription-based product offerings.

        North America Personal Solutions revenue is both transaction- and subscription-based and is derived from the sale of credit monitoring and identity theft protection products, which we deliver to consumers through the mail and electronically via the Internet.

        North America Commercial Solutions revenue is principally transaction-based and is derived from the sale of business information, credit scores and portfolio analytics (decisioning tools) that enable customers to utilize our reports to make financial, marketing and purchasing decisions related to businesses.

        The International segment consists of Canada Consumer, Europe and Latin America. Canada Consumer's products and services are similar to our USCIS offerings, while Europe and Latin America are made up of varying mixes of product lines that are in our USCIS, North America Commercial Solutions and North America Personal Solutions reportable segments.

        Geographic Information.    We currently operate in 14 countries: Argentina, Brazil, Canada, Chile, Costa Rica, El Salvador, Honduras, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay, and the U.S. Our operations in Costa Rica and the Republic of Ireland focus on data processing and customer support activities. Of the countries we operate in, 73% of our revenue was generated in the U.S. during the twelve months ended December 31, 2007.

        Key Performance Indicators.    Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, operating revenue growth, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the twelve months ended December 31, 2007, 2006 and 2005, were as follows:

	Key Performance Indicators Twelve Months Ended December 31,
	2007	2006	2005
	(Dollars in millions, except per share data)
Operating revenue	$1,843.0	$1,546.3	$1,443.4
Operating revenue growth	19%	7%	13%
Operating income	$486.2	$436.1	$422.0
Operating margin	26.4%	28.2%	29.2%
Income from continuing operations	$272.7	$274.5	$246.5
Diluted earnings per share from continuing operations	$2.02	$2.12	$1.86
Cash provided by operating activities	$449.9	$372.1	$337.8
Capital expenditures	$118.5	$52.0	$46.2

  Operational Highlights.

  •
  On May 15, 2007, we completed the acquisition of all of the outstanding shares of TALX, a leading provider of employment and income verification and human resources business process outsourcing services. The acquisition aligns with our long-term growth strategy of expanding into new markets with unique data.

  •
  We achieved double digit revenue growth in our International, North America Personal Solutions and North America Commercial Solutions operating segments when compared with 2006.

  •
  We repurchased 17.9 million shares of our common stock on the open market for $718.7 million during 2007.

  •
  On June 28, 2007, we issued $300.0 million principal amount of 6.3%, ten-year senior notes and $250.0 million principal amount of 7.0%, thirty-year senior notes in underwritten public offerings.

Business Environment, Company Outlook and Strategy

        Our financial condition and operating performance are affected by the rate at which the economies of the U.S. and the other countries in which we operate grow, as well as levels of consumer spending and confidence regarding jobs, the health of the economy and the unemployment rate. Changes in overall economic conditions in the U.S. and other countries in which we operate generally impact the demand for consumer credit and accordingly for our credit information, marketing services, employment and income information, as well as other products and services. We do not expect meaningful improvement in revenue from our USCIS business in 2008. We do, however, expect our other operating segments to grow revenues when compared to 2007 due to new product innovation, attracting new customers and growing volumes with our existing customers.

        The demand for our services is influenced by price and service competition among a limited number of providers; investment in proprietary credit information databases; changes in customer requirements; continued consolidation in the lending, credit card and telecommunications industries; emerging new market segments; and technological innovation. To improve our competitive position requires that we continue to focus on developing applications to differentiate our products and services from those of our competitors; efficient operational processing to offset price compression; competitive pricing; technological competence; and protection of sensitive data. Other significant factors include brand recognition, customer responsiveness and service quality, ability to successfully integrate acquisitions and regulatory compliance.

        We expect to be able to respond to these challenges by focusing on these strategic objectives:

  •
  Increase penetration of our customers' information solutions needs through new products, value-based pricing, expanded services and improved sales and customer support;

  •
  Deploy enabling technology systems and analytics globally;

  •
  Invest in unique data sources; and

  •
  Pursue new vertical markets and expand into emerging markets.

RESULTS OF OPERATIONS—TWELVE MONTHS ENDED DECEMBER 31, 2007, 2006 AND 2005

Consolidated Financial Results

Operating Revenue

				Change
	Twelve Months Ended December 31,			2007 vs. 2006		2006 vs. 2005
Consolidated Operating Revenue
	2007	2006	2005	$	%	$	%
	(Dollars in millions)
U.S. Consumer Information Solutions	$969.7	$968.1	$933.3	$1.6	0%	$34.8	4%
International	472.8	402.8	358.3	70.0	17%	44.5	12%
North America Personal Solutions	153.5	126.0	114.7	27.5	22%	11.3	10%
North America Commercial Solutions	67.6	49.4	37.1	18.2	37%	12.3	33%
TALX	179.4	—	—	179.4	nm	—	nm

Consolidated operating revenue	$1,843.0	$1,546.3	$1,443.4	$296.7	19%	$102.9	7%

nm—not meaningful

        The 2007 increase in revenue is due to double-digit growth in our International, North America Personal Solutions and North America Commercial Solutions segments, as discussed in greater detail in "Segment Financial Results" below, as well as the acquisition of TALX. We recorded $179.4 million in revenue from TALX since our acquisition of the company on May 15, 2007. Revenues from our USCIS segment were essentially flat due to weakness in mortgage, credit marketing and direct marketing markets. The 2006 increase in revenue was due to broad-based growth across all of our segments. Foreign currency had a favorable impact of $32.5 million or 2% and $18.5 million or 1%, on 2007 and 2006 revenue growth, respectively.

Operating Expenses

				Change
	Twelve Months Ended December 31,			2007 vs. 2006		2006 vs. 2005
Consolidated Operating Expenses
	2007	2006	2005	$	%	$	%
	(Dollars in millions)
Consolidated cost of services	$752.0	$626.4	$594.2	$125.6	20%	$32.2	5%
Consolidated selling, general and administrative expenses	477.1	401.0	345.0	76.1	19%	56.0	16%
Consolidated depreciation and amortization expense	127.7	82.8	82.2	44.9	54%	0.6	1%

Consolidated operating expenses	$1,356.8	$1,110.2	$1,021.4	$246.6	22%	$88.8	9%

nm—not meaningful

        The 2007 increase in cost of services was significantly affected by our acquisition of TALX, which contributed $60.1 million of this increase. The remainder of the increase is primarily due to (1) higher production and related costs due to revenue growth, including costs related to converting a major customer to our enabling technologies; (2) the impact of foreign currency translation; (3) expenditures to enhance the efficiency, effectiveness and reliability of our information technology platforms, processes, and development capabilities in support of our long-term growth strategy; and (4) higher salary and contractor staffing costs, partly due to increased call volume and a second outsourced call center related to North America Personal Solutions. The 2006 increases in cost of services were primarily due to operating revenue growth and increased salary expenses due to higher headcount and our annual incentive program.

        The 2007 increase in selling, general and administrative expenses was mainly due to our acquisition of TALX, which contributed $51.8 million of this increase. The remainder of the increase is primarily due to (1) salary costs related to increased headcount for the expansion of corporate capabilities in key support areas, including marketing and technology; (2) the impact of foreign currency translation; and (3) expenses related to Austin-Tetra (which was acquired in October 2006). This increase was partially offset by lower litigation costs. Our 2006 results included a $5.0 million provision for litigation related to our North America Personal Solutions operating segment and a $4.0 million provision for litigation related to our USCIS operating segment accrued in 2006 that did not recur in 2007. The increase was also partially offset by lower advertising expenses related to North America Personal Solutions operating segment due to the elimination of less effective advertising channels.

        The 2006 increase in selling, general and administrative expenses was mainly due to (1) a $7.6 million incremental negative impact of adopting Statement of Financial Accounting Standards, or SFAS, No. 123R, "Share-Based Payment," or SFAS 123R, on January 1, 2006; (2) $9.0 million in loss contingencies related to certain pending legal matters noted above; (3) a $6.4 million severance charge recognized during the fourth quarter of 2006 related to our organizational realignment; (4) a $3.2 million negative impact of the retirement of several executive officers in 2006; (5) higher salary expenses due to increased headcount; and (6) increased professional fees.

        The 2007 increase in depreciation and amortization expense was mainly due to $38.3 million in incremental depreciation and amortization expense related to our acquisition of TALX. The remainder of the increase is primarily due to depreciation expense related to increased 2007 capital expenditures, including the purchase of the facility that houses our Atlanta, Georgia data center on July 26, 2007, and intangible amortization expense related to our acquisitions of Austin-Tetra in October 2006 and of three mortgage affiliates in the first quarter of 2007. Depreciation and amortization expense in 2006 remained consistent with the previous year.

Operating Income and Operating Margin

				Change
	Twelve Months Ended December 31,			2007 vs. 2006		2006 vs. 2005
Consolidated Operating Income
	2007	2006	2005	$	%	$	%
	(Dollars in millions)
Consolidated operating revenue	$1,843.0	$1,546.3	$1,443.4	$296.7	19%	$102.9	7%
Consolidated operating expenses	1,356.8	1,110.2	1,021.4	246.6	22%	88.8	9%

Consolidated operating income	$486.2	$436.1	$422.0	$50.1	11%	$14.1	3%
Consolidated operating margin	26.4%	28.2%	29.2%	nm	nm	nm	nm

nm—not meaningful

        The 2007 decline in operating margin was primarily due to declines in the margins of our USCIS business units and the impact of acquisition-related amortization expense from our acquisition of TALX. This amortization expense represented 2% of 2007 consolidated revenue. The 2006 decline in operating margin was primarily driven by the loss contingencies related to certain legal matters, the negative incremental impact of adopting SFAS 123R and the charge related to our organizational realignment.

Other Expense, Net

				Change
	Twelve Months Ended December 31,			2007 vs. 2006		2006 vs. 2005
Consolidated Other Expense, Net
	2007	2006	2005	$	%	$	%
	(Dollars in millions)
Consolidated interest expense	$58.5	$31.9	$35.6	$26.6	83%	$(3.7)	(10)%
Consolidated minority interests in earnings, net of tax	6.1	4.5	4.9	1.6	36%	(0.4)	(8)%
Consolidated other income, net	(3.0)	(16.2)	(9.2)	13.2	(81)%	(7.0)	76%

Consolidated other expense, net	$61.6	$20.2	$31.3	$41.4	205%	$(11.1)	(35)%
Weighted-average cost of debt	6.1%	5.7%	5.4%	nm	nm	nm	nm
Total consolidated debt	$1,387.3	$503.9	$556.1	$883.4	175%	$(52.2)	(9)%

nm—not meaningful

        The 2007 increase in other expense, net, was primarily due to increased interest expense driven by a higher level of debt during 2007 which was used to fund the acquisition of TALX and our share buy back activity in 2007. See Note 4 for additional information about debt agreements initiated or acquired during 2007.

        The 2006 decrease in other expense, net, was primarily due to a favorable settlement of claims against certain former shareholders of Naviant, Inc. during the third quarter of 2006. In 2004, we served a demand for arbitration, alleging, among other things, that the sellers had breached various representations and warranties concerning information furnished to us in connection with our acquisition of Naviant, Inc. in 2002. As a result of this settlement, we recognized a $14.1 million non-taxable gain in other income, net, on our Consolidated Statement of Income in 2006.

Income Taxes

				Change
	Twelve Months Ended December 31,
				2007 vs. 2006		2006 vs. 2005
Consolidated Provision for Income Taxes
	2007	2006	2005	$	%	$	%
	(Dollars in millions)
Consolidated provision for income taxes	$151.9	$141.4	$144.2	$10.5	7%	$(2.8)	(2)%
Effective income tax rate	35.8%	34.0%	36.9%	nm	nm	nm	nm

nm—not meaningful

        The 2007 increase in our effective income tax rate and the related provision for income taxes was primarily due to changes in several tax reserves in 2006, described below, that did not recur in 2007. This increase was partially offset by a lower foreign and state tax rate compared to 2006; a favorable second quarter 2007 discrete item related to our foreign tax credit utilization; and discrete items recorded during fourth quarter 2007, including a $2.9 million benefit for refunds related to our 2002 and 2003 U.S. federal income tax filings.

        The 2006 decrease in our effective income tax rate and the related provision for income taxes was due primarily to the reversal of $9.5 million in income tax reserves related to uncertain tax positions for which the applicable statute of limitations expired in the third quarter of 2006 and the $14.1 million non-taxable gain on the litigation settlement associated with Naviant, Inc. during the second quarter of 2006, offset by an increase in foreign tax expense during 2006.

Net Income

				Change
	Twelve Months Ended December 31,
				2007 vs. 2006		2006 vs. 2005
Consolidated Net Income
	2007	2006	2005	$	%	$	%
	(Dollars in millions, except per share amounts)
Consolidated net income	$272.7	$274.5	$246.5	$(1.8)	(1)%	$28.0	11%
Diluted earnings per common share	$2.02	$2.12	$1.86	$(0.10)	(5)%	$0.26	14%
Weighted-average shares used in computing diluted earnings per share	135.1	129.4	132.2	nm	nm	nm	nm

nm—not meaningful

        Our 2007 decline in net income was a function of growth in operating income from our International, North America Personal Solutions and North America Commercial Solutions segments, when compared to 2006, and from the acquisition of TALX, more than offset by increased interest expense and a higher provision for income taxes. Our 2006 increase in net income was primarily due to growth in operating income from all four of our operating segments, as well as the reversal of a $9.5 million tax reserve related to uncertain tax positions for which the applicable statute of limitations expired in the third quarter of 2006.

        Our 2007 earnings per share was negatively impacted by the increase in our weighted-average shares outstanding resulting from our issuance of common stock in connection with the TALX acquisition, partially offset by the impact of share repurchases completed after the acquisition in May 2007. Our 2006 earnings per share were positively impacted by growth in net income and share repurchases over the course of that year when compared with 2005.

Segment Financial Results

U.S. Consumer Information Solutions

				Change
	Twelve Months Ended December 31,
				2007 vs. 2006		2006 vs. 2005
U.S. Consumer Information Services
	2007	2006	2005	$	%	$	%
	(Dollars in millions)
Operating revenue:
Online Consumer Information Solutions	$639.0	$619.2	$594.5	$19.8	3%	$24.7	4%
Mortgage Reporting Solutions	66.1	71.7	85.1	(5.6)	(8)%	(13.4)	(16)%
Credit Marketing Services	156.4	166.3	150.7	(9.9)	(6)%	15.6	10%
Direct Marketing Services	108.2	110.9	103.0	(2.7)	(2)%	7.9	8%

Total operating revenue	$969.7	$968.1	$933.3	$1.6	0%	$34.8	4%
% of Consolidated Revenue	53%	63%	64%	nm	nm	nm	nm
Total operating income	$383.5	$395.7	$392.2	$(12.2)	(3)%	$3.5	1%
Operating margin	39.6%	40.9%	42.0%	nm	(1.3)%	nm	(1.1)%

nm—not meaningful

        The small increase in 2007 revenue was due to growth in Online Consumer Information Solutions being largely offset by decreased revenues in the other three business units due primarily to weakness in the U.S. credit and mortgage markets. The 2006 increase in revenue was primarily due to growth in 3 of the 4 business units, offset partially be decreased revenues in Mortgage Reporting Solutions.

Online Consumer Information Solutions

        The 2007 increase in revenue was primarily due to volume increases from our regional customers and both volume and price increases from our smaller customers. Revenue from resellers also rose during 2007 due to price increases that became effective near the end of 2006, and we recorded higher revenue from our insurance, banking and regulatory brokerage monitoring customers. These increases were partially offset by price and volume decreases from certain large financial services institutions. The 2006 increase in revenue was primarily due to higher sales volume to our financial services customers, which offset some decline in telecommunication accounts and price compression. Online transaction volume in this business unit was approximately 690 million, 650 million and 610 million in 2007, 2006 and 2005, respectively.

Mortgage Reporting Solutions

        The 2007 decline in revenue is primarily a result of weakness in the U.S. mortgage markets, which led to reduced transaction volumes from our existing customer base and caused several large mortgage brokerage customers to cease operations during 2007. This decrease was partially offset by incremental revenue from our acquisition of three mortgage affiliates in the first quarter of 2007 and increased revenue related to our recently-introduced settlement services products. The 2006 decrease in revenue was primarily due to volume declines from a large customer that changed its retail mortgage business model, as well as less favorable mortgage market conditions, including higher interest rates that resulted in lower refinancing and mortgage origination activity.

Credit Marketing Services

        The 2007 decrease in revenue was primarily due to a decline in prescreen transaction volume and analysis services from our large financial services, telecommunications and reseller customers. This decrease was partially offset by increased prescreen transaction volumes for our smaller customers. Our financial services customers increased portfolio review product volumes, which reflects a continuing trend towards the enhanced management of their existing customer portfolios as opposed to new account acquisitions. The 2006 increase in revenue was primarily due to higher volume mainly from national and regional customers for certain of our products that target new customers and our account management product offerings, as well as continued demand for core prescreen products and data sales.

Direct Marketing Services

        The 2007 decrease in revenue was mainly due to reduced mailing volumes from our existing customer base, driven in part by the increase in postage rates. This decrease was partially offset by increased revenue from new and renewed contracts to provide services related to our customers' marketing databases. The 2006 increase in revenue was mainly due to higher volume from existing customers and revenue from new customers and products.

U.S. Consumer Information Solutions Operating Margin

        The 2007 decline in operating margin was primarily a result of the fixed cost nature of the USCIS business in the midst of revenue declines in our Mortgage Reporting Solutions, Credit Marketing Services and Direct Marketing Services business units. While revenue of the entire USCIS business was essentially flat, the operating expense of maintaining the databases, products, and customer support capabilities required for the business increased by 2.4%, reflecting annual compensation increases and enhanced product, processing and support capabilities. Recognizing the low expectations for growth in this business in 2008, given current economic conditions, management has taken and is continuing to take steps to streamline operations and increase efficiency in order to protect operating margins.

        The 2006 decline in operating margin was primarily driven by changes in business mix which resulted in price compression; increased sales tax and legal expenses; higher technology and fulfillment-related costs; and the $4.0 million, pretax, loss contingency related to litigation loss contingency recorded in the third quarter of 2006.

International

				Change
	Twelve Months Ended December 31,
				2007 vs. 2006		2006 vs. 2005
International
	2007	2006	2005	$	%	$	%
	(Dollars in millions)
Operating revenue:
Europe	$183.8	$153.6	$142.0	$30.2	20%	$11.6	8%
Latin America	182.5	154.0	126.7	28.5	19%	27.3	21%
Canada Consumer	106.5	95.2	89.6	11.3	12%	5.6	6%

Total operating revenue	$472.8	$402.8	$358.3	$70.0	17%	$44.5	12%
% of Consolidated Revenue	26%	26%	25%	nm	nm	nm	nm
Total operating income	$141.1	$118.1	$100.8	$23.0	20%	$17.3	17%
Operating margin	29.8%	29.3%	28.1%	nm	0.5%	nm	1.2%

nm—not meaningful

        The 2007 and 2006 increases in revenue are attributable to growth in all three geographical areas. Local currency fluctuation against the U.S. dollar favorably impacted our International revenue by $31.0 million, or 7%, in 2007 and $17.1 million, or 5%, in 2006. Revenue was up 10% in local currency in 2007 and 7% in 2006.

Europe

        The 2007 increase in revenue was mainly attributable to our consumer risk products, with volume increases in the U.K. and new customers and pricing management strategies in Spain and Portugal. Local currency fluctuation against the U.S. dollar favorably impacted our European revenue by $14.6 million, or 10%, as revenue was up 10% in local currency.

        The 2006 increase in revenue was primarily due to higher consumer information services activity associated with new business and increased volumes from existing customers, as well as increased volumes related to our commercial services business. Local currency fluctuation against the U.S. dollar favorably impacted our European revenue by $2.2 million, or 1%, as revenue was up 7% in local currency.

Latin America

        The 2007 increase in revenue was driven by double digit sales growth in 6 of the 7 country markets in which we operate, primarily due to higher volumes of our online solutions, enabling technologies and marketing products. This was partially offset by weaker performance, in local currency, from Brazil due to increased competition, as volumes from small- and medium-sized customers declined. Local currency fluctuation against the U.S. dollar favorably impacted our Latin America revenue by $10.2 million, or 7%, as revenue grew 12% in local currency in 2007.

        The 2006 increase was primarily due to broad-based pricing increases in core information products, higher pricing for high-value products, new product introductions and favorable foreign currency impact. Six country markets in Latin America experienced double digit revenue growth in U.S. dollars in 2006 and 5 of the 7 country markets had double-digit growth in local currency. Local currency fluctuation against the U.S. dollar favorably impacted our Latin America revenue by $8.9 million, or 7%, as revenue grew 14% in local currency in 2006.

Canada Consumer

        The 2007 increase in revenue was primarily driven by price and volume increases for our consumer risk products, as well as increased volumes for marketing products. Local currency fluctuation against the U.S. dollar favorably impacted our Canada Consumer revenue by $6.1 million, or 6%, as revenue grew 6% in local currency in 2007.

        The 2006 increase in revenue was primarily due to the impacts of favorable currency fluctuations. Local currency fluctuation against the U.S. dollar favorably impacted our Canada Consumer revenue by $6.0 million, or 6%, as revenue growth was flat in local currency in 2006.

International Operating Margin

        The 2007 increase in operating margin was primarily driven by revenue growth, partially offset by higher production costs and increased salary costs due to additional headcount as we invest for international growth. The increase in production costs was impacted by certain vendor price reductions received by our European business during 2006 that did not recur in 2007. We also invested in our Canada Consumer business for mainframe and data center improvements.

        The 2006 increase in operating margin was primarily driven by higher pricing for selected high-value products in Latin America, and higher sales volume and continued focus on controlling expenses, including certain vendor price reductions received during the six months ended June 30, 2006 in Europe. These increases were partially offset by higher production costs from rising sales volumes related to our consumer and commercial businesses and increased investment in the business in Europe.

North America Personal Solutions

				Change
	Twelve Months Ended December 31,
				2007 vs. 2006		2006 vs. 2005
North America Personal Solutions
	2007	2006	2005	$	%	$	%
	(Dollars in millions)
Total operating revenue	$153.5	$126.0	$114.7	$27.5	22%	$11.3	10%
% of Consolidated Revenue	8%	8%	8%	nm	nm	nm	nm
Total operating income	$34.0	$13.6	$13.5	$20.4	150%	$0.1	1%
Operating margin	22.1%	10.8%	11.8%	nm	11.3%	nm	(1.0)%

nm—not meaningful

        The 2007 increase in revenue was primarily due to higher subscription revenue associated with our 3-in-1 Monitoring, Credit Watch and ScoreWatch products. Subscription customers grew to 1.4 million in 2007, up from 1.0 million in 2006. This increase was partially offset by declining transactional revenue associated with our Credit Profiles, Score Power and Credit Rankings products. The 2006 increase in revenue was primarily due to higher revenue related to subscription-based products as we worked to transition from a transaction-based product mix to subscription-based products. During 2007 and 2006, we also increased revenues through targeted advertising, improvement in the conversion of inquiries to sales, and growth in services provided in third-party data breaches.

        The 2007 increase in operating margin was mainly due to continued subscription-based revenue growth, the 2006 $5.0 million operating expense impact of legal contingencies that did not recur in 2007, and decreased advertising expense due to a reduction in radio advertising when compared with 2006. This improvement was partially offset by higher personnel and training costs due to higher call center volumes and the addition of a second outsourced call center in 2007. The 2006 decrease in operating margin was mainly due to volume-related costs and the recognition of $5.0 million in pretax loss contingencies related to certain legal matters, largely offset by growth from increased subscription-based revenue.

North America Commercial Solutions

				Change
	Twelve Months Ended December 31,
				2007 vs. 2006		2006 vs. 2005
North America Commercial Solutions
	2007	2006	2005	$	%	$	%
	(Dollars in millions)
Total operating revenue	$67.6	$49.4	$37.1	$18.2	37%	$12.3	33%
% of Consolidated Revenue	3%	3%	3%	nm	nm	nm	nm
Total operating income	$12.0	$9.9	$4.4	$2.1	21%	$5.5	125%
Operating margin	17.7%	20.2%	11.8%	nm	(2.5)%	nm	8.4%

nm—not meaningful

        The increases in revenue in 2007 and 2006 were primarily due to our October 2006 acquisition of Austin-Tetra and volume growth in the U.S. and Canada as we continue to expand the markets for our commercial credit information and marketing products. Of the 37% and 33% revenue growth in 2007 and 2006, respectively, Austin-Tetra contributed 14% and 8% and Canada currency fluctuation against the U.S. dollar favorably impacted revenue by 3% and 4%, or $1.5 million in each year. The remaining 20% and 21% of revenue growth in 2007 and 2006, respectively, was due to organic growth within our legacy North America Commercial Solutions product offerings. Online transaction volume for our commercial credit information products was 4.7 million in 2007, up from 3.6 million in 2006.

        The 2007 decrease in operating margin was primarily attributable to increased volume-related costs and our investing for future growth in this segment, including higher salary costs in 2007 due to additional headcount. The 2006 increase in operating margin was primarily due to growth driven by overall volume growth and improved operating leverage.

TALX

				Change
	Twelve Months Ended December 31,					2006 vs. 2005
				2007 vs. 2006
TALX
	2007	2006	2005	$	%	$	%
	(Dollars in millions)
Operating Revenue:
The Work Number	$72.6	$—	$—	$72.6	nm	nm	nm
Tax and Talent Management	106.8	—	—	106.8	nm	nm	nm

Total operating revenue	$179.4	$—	$—	$179.4	nm	nm	nm
% of Consolidated Revenue	10%	nm	nm	nm	nm	nm	nm
Total operating income	$29.3	$—	$—	$29.3	nm	nm	nm
Operating margin	16.3%	nm	nm	nm	nm	nm	nm

nm—not meaningful

        The results of TALX's operations are included in our Consolidated Financial Statements beginning on May 15, 2007. TALX generated $179.4 million in revenue from May 15, 2007 through December 31, 2007. Of this amount, The Work Number business represented $72.6 million in revenue, or 40% of total TALX revenue, while the Tax and Talent Management business generated 60%, or $106.8 million in revenue. Operating margin was 16.3% for the period. TALX acquisition-related amortization expense was $34.0 million for the period, or 19% of revenue, which negatively impacted operating margin.

General Corporate Expense

				Change
	Twelve Months Ended December 31,
				2007 vs. 2006		2006 vs. 2005
General Corporate Expense
	2007	2006	2005	$	%	$	%
	(Dollars in millions)
General corporate expense	$113.7	$101.2	$88.9	$12.5	12%	$12.3	14%

nm—not meaningful

        Our general corporate expenses are costs that are incurred at the corporate level and are not directly associated with activities of a particular operating segment. These expenses include shared services, administrative, legal and equity compensation costs. The 2007 increase in general corporate expense was primarily driven by our acquisition of TALX; higher costs of litigation; expansion of corporate capabilities in key support areas, including marketing; and expenditures to enhance certain technology processes and development capabilities, to support continued long-term growth and operating efficiency.

        The 2006 increase in general corporate expense was primarily driven by the $7.6 million incremental negative impact from our adoption of SFAS 123R; the $6.4 million severance charge related to the organizational realignment; the $3.2 million negative impact from the retirement of two executive officers during 2006; plus normal growth in ongoing corporate expenses due to inflation. The 2006 increase was partially offset by higher salary and incentive costs during 2005 related to our transition to a new chief executive officer.

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

Sources and Uses of Cash

        Our principal sources of funds are cash provided by operating activities and various financing programs, including our revolving credit facility and commercial paper program. We believe that these sources will be sufficient to meet our projected cash requirements, including working capital requirements, capital expenditures, scheduled debt payments, interest payments, benefit plan contributions, income tax obligations, dividends to our shareholders, share repurchases and any acquisitions, for the next twelve months and the foreseeable future thereafter. Information about our cash flows, by category, is presented in the consolidated statement of cash flows.

				Change
	Twelve Months Ended December 31,
				2007 vs. 2006		2006 vs. 2005
Net cash provided by (used in):
	2007	2006	2005	$	%	$	%
	(Dollars in millions)
Operating activities	$449.9	$372.1	$337.8	$77.8	21%	$34.3	10%
Investing activities	$(422.3)	$(86.8)	$(157.9)	$(335.5)	nm	$71.1	nm
Financing activities	$(17.6)	$(255.0)	$(193.5)	$237.4	nm	$(61.5)	nm

nm—not meaningful

        The 2007 increase in operating cash flow was primarily due to incremental income from our TALX acquisition, revenue growth in our existing businesses, and positive changes in our working capital, partially offset by increased interest payments. The 2006 increase was primarily due to the $28.0 million increase in net income.

        Fund Transfer Limitations.    The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited, in some cases, by certain restrictions imposed by foreign governments, which do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.

Capital Expenditures

	Twelve Months Ended December 31,			Change
Net cash used in:				2007 vs. 2006	2006 vs. 2005
	2007	2006	2005
	(Dollars in millions)
Capital expenditures	$118.5	$52.0	$46.2	$66.5	$5.8

        Our capital expenditures are used for developing, enhancing and deploying new and existing software in support of our expanding product set, replacing or adding equipment, updating systems for regulatory compliance, the licensing of software applications and investing in system reliability, security and disaster recovery enhancements. During 2007, our capital expenditures increased due to the purchase of the facility which houses our Atlanta, Georgia data center. We expect capital expenditures in 2008 to be within a range of $125.0 million to $150.0 million.

Acquisitions

	Twelve Months Ended December 31,			Change
Net cash used in:				2007 vs. 2006	2006 vs. 2005
	2007	2006	2005
	(Dollars in millions)
Acquisitions, net of cash acquired	$300.0	$34.4	$121.8	$265.6	$(87.4)

        TALX Acquisition.    On May 15, 2007, we acquired all the outstanding shares of TALX. Under the terms of the transaction, we issued 20.6 million shares of Equifax treasury stock and 1.9 million fully-vested options to purchase Equifax common stock, and paid approximately $288.1 million in cash, net of cash acquired. We also assumed TALX's outstanding debt, which had a fair value totaling $177.6 million at May 15, 2007. We financed the cash portion of the acquisition and $96.6 million outstanding on the TALX revolving credit facility at the date of acquisition initially with borrowings under our $850.0 million senior unsecured credit facility, which we refer to as the Senior Credit Facility, and subsequently refinanced this debt in the second quarter of 2007 with ten- and thirty-year notes. Subsequent to the date of the acquisition, we paid $4.1 million to the former owners of a company purchased by TALX pursuant to an earn-out agreement.

        Acquisition of Credit Reporting Business.    On October 19, 2007, in order to continue to grow our credit data business, our Peruvian subsidiary purchased 100% of the stock of a credit reporting business located in Peru for cash consideration of approximately $8.0 million.

        Austin-Tetra Acquisition.    On October 6, 2006, we acquired Austin Consolidated Holdings, Inc., known as Austin-Tetra, for $34.4 million in cash. Austin-Tetra is a provider of business-to-business data management and enhancement services to the commercial market.

        2005 Acquisitions.    In March 2005, we acquired APPRO Systems, Inc. to broaden and further strengthen our enabling technologies capabilities in our USCIS business. Additionally, in August 2005, we acquired BeNow to enhance our USCIS business and add to our enabling technology capabilities. During the twelve months ended December 31, 2005, in order to continue to grow our credit data franchise, we also acquired the credit files, contractual rights to territories and customer relationships and related businesses of two independent credit reporting agencies in the U.S. and one in Canada that housed consumer information on our system. We acquired all of these businesses for $121.8 million in cash, net of cash acquired, and the issuance of 0.4 million shares of Equifax treasury stock.

        For additional information about our acquisitions, see Note 2 of the Notes to Consolidated Financial Statements in this Form 10-K.

Borrowings and Credit Facility Availability

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):				2007 vs. 2006	2006 vs. 2005
	2007	2006	2005
	(Dollars in millions)
Net short-term borrowings (repayments)	$139.7	$(12.2)	$92.3	$151.9	$(104.5)
Net borrowings (repayments) under long-term revolving credit facilities	$253.4	$(40.0)	$65.0	$293.4	$(105.0)
Payments on long-term debt	$(250.0)	$—	$(250.0)	$(250.0)	$250.0
Proceeds from issuance of long-term debt	$545.7	$—	$—	$545.7	$—

        Net short-term borrowings during 2007 represents activity under our $850.0 million commercial paper program, which is backstopped by our Senior Credit Facility, partially offset by net repayments under our trade receivables-backed revolving credit facility, which expired on November 29, 2007. We elected not to renew this credit facility upon its expiration. At December 31, 2007, $219.5 million in commercial paper notes was outstanding, at a weighted-average interest rate of 5.5% per annum, all with maturities of less than 90 days. The 2006 and 2005 net short-term (repayments) borrowings represent activity under our trade receivables-backed revolving credit facility.

        Net borrowings (repayments) under long-term revolving credit facilities during 2007, 2006 and 2005 relate to activity on our Senior Credit Facility. Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Senior Credit Facility expires in July 2011. During the second quarter of 2007, we amended our Senior Credit Facility to increase the borrowing limit from $500.0 million to $850.0 million. Among other provisions, the applicable interest margin for borrowings and the annual facility fee were lowered, the maximum leverage ratio (as defined in the amended credit agreement) was increased from 3.0 to 1 to 3.5 to 1, the minimum interest coverage ratio covenant was deleted, and the limit on restricted payments was amended.

        At December 31, 2007, interest was payable on borrowings under our Senior Credit Facility at the base rate or London Interbank Offered Rate, or LIBOR, plus a specified margin or competitive bid option as selected by us from time to time. The annual facility fee and interest rate are subject to adjustment based on our debt ratings. As of December 31, 2007, $255.5 million was available for borrowings and there were outstanding borrowings of $375.0 million under this facility, which is included in long-term debt on our Consolidated Balance Sheet.

        On June 28, 2007, we issued $300.0 million principal amount of 6.3%, ten-year senior notes and $250.0 million principal amount of 7.0%, thirty-year senior notes, which we refer to collectively as the Notes, in underwritten public offerings. We used a portion of the net proceeds from the sale of the Notes to reduce the amount outstanding in our commercial paper program. In conjunction with the sale of the Notes, we entered into cash flow hedges on $200.0 million and $250.0 million notional amount, respectively, of ten-year and thirty-year Treasury notes. These hedges were settled in cash on June 25 and 26, 2007, respectively, the date the Notes were sold, requiring a cash payment by us of $1.9 million and $3.0 million, respectively.

        We refinanced the $250.0 million principal amount relating to our 4.95% notes in November 2007 using our Senior Credit Facility. There were no material payments on long-term debt during 2006. We redeemed the $250.0 million principal amount relating to our 6.3% senior unsecured notes in 2005 by utilizing borrowings under certain revolving credit facilities.

        We are a party to a credit agreement with a Canadian bank that provides for a 10.0 million Canadian dollar, 364-day revolving credit agreement. During the fourth quarter, we elected to reduce the borrowing amount from 25.0 million Canadian dollars to 10.0 million Canadian dollars and extend the maturity date to November 2008. At December 31, 2007, there were no outstanding borrowings under this facility.

        At December 31, 2007, 57% of our debt was fixed-rate debt and 43% was variable-rate debt. Our variable-rate debt consists of the Senior Credit Facility and commercial paper program and generally bears interest based on a specified margin plus a base rate, LIBOR or commercial paper rate. The interest rates reset periodically, depending on the terms of the respective financing arrangements. At December 31, 2007, interest rates on substantially all of our variable-rate debt ranged from 5.1% to 5.2%. We were in compliance with all of our financial and non-financial debt covenants at December 31, 2007.

        On February 15, 2007, Standard & Poor's Corporation, or S&P, downgraded our senior unsecured long-term fixed debt rating from A- to BBB+ in reaction to our public announcement of the agreement to acquire TALX and an additional $400.0 million share repurchase program, due to its stated belief that the acquisition reflects a somewhat more aggressive financial policy and more leveraged financial profile. S&P's rating outlook remained stable. On February 16, 2007, Moody's

Investors Service, or Moody's, changed our rating outlook to stable from positive but maintained its Baa1 rating on our senior unsecured long-term fixed debt. As of December 31, 2007, our ratings with S&P and Moody's remain unchanged from those announced in February 2007.

        For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 4 of the Notes to Consolidated Financial Statements in this Form 10-K.

Equity Transactions

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):				2007 vs. 2006	2006 vs. 2005
	2007	2006	2005
	(Dollars in millions)
Treasury stock repurchases	$(718.7)	$(215.2)	$(144.0)	$(503.5)	$(71.2)
Dividends paid	$(20.7)	$(20.3)	$(20.2)	$(0.4)	$(0.1)
Proceeds from exercise of stock options	$31.6	$26.1	$62.8	$5.5	$(36.7)
Excess tax benefits from stock-based compensation plans	$7.0	$7.2	$—	$(0.2)	$7.2

        Sources and uses of cash related to equity during the twelve months ended December 31, 2007, 2006 and 2005 were as follows:

  •
  Under share repurchase programs authorized by our Board of Directors, we purchased 17.9 million, 6.0 million and 4.2 million common shares on the open market during the twelve months ended December 31, 2007, 2006 and 2005, respectively, for $718.7 million, $212.7 million and $144.0 million, respectively, at an average price per common share of $40.12, $35.64 and $34.45, respectively.

  •
  During the twelve months ended December 31, 2007, 2006 and 2005, we paid cash dividends of $20.7 million, $20.3 million and $20.2 million, respectively, at $0.16 per share, $0.16 per share and $0.15 per share, respectively.

Contractual Obligations and Commercial Commitments

        The following table summarizes our significant contractual obligations and commitments as of December 31, 2007. The table excludes commitments that are contingent based on events or factors uncertain at this time. Some of the excluded commitments are discussed below the footnotes to the table.

	Payments due by
	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
	(Dollars in millions)
Debt(1)	$1,384.2	$222.1	$20.1	$409.5	$732.5
Operating leases(2)	142.3	22.7	37.9	23.5	58.2
Data processing, outsourcing agreements and other purchase obligations(3)	305.5	88.5	103.3	90.2	23.5
Other long-term liabilities(4)(6)	79.8	6.1	14.5	8.3	50.9
Interest payments(5)	1,020.6	82.6	142.1	119.0	676.9

	$2,932.4	$422.0	$317.9	$650.5	$1,542.0

(1)
The amounts are gross of unamortized discounts totaling $2.2 million and a purchase accounting fair value adjustment of $5.3 million at December 31, 2007. Total debt on our Consolidated Balance Sheets is net of the unamortized discounts and fair value adjustment.

(2)
Our operating lease obligations principally involve office space and equipment, which includes the lease associated with our headquarters building that expires in 2010 and the ground lease associated with our headquarters building that expires in 2048.

(3)
These agreements primarily represent our minimum contractual obligations for services that we outsource associated with our computer data processing operations and related functions, and certain administrative functions. These agreements expire between 2008 and 2014.

(4)
These long-term liabilities primarily relate to obligations associated with certain pension, postretirement and other compensation-related plans, some of which are discounted in accordance with U.S. generally accepted accounting principles, or GAAP. We made certain assumptions about the timing of such future payments. In the table, we have not included amounts related to future pension and other postretirement benefit plan contributions, as such required funding amounts have not been determined.

(5)
For future interest payments on related variable-rate debt, which is generally based on LIBOR or commercial paper plus a specified margin, we used the variable rate in effect at December 31, 2007 to calculate these payments. The variable portion of the rate at December 31, 2007 (excluding the margin and facility fees) was between 5.1% and 5.2% for substantially all of our variable-rate debt. Future interest payments related to our $850.0 million revolving credit facility and our commercial paper program are based on the borrowings outstanding at December 31, 2007 through their respective maturity dates, assuming such borrowings are outstanding until that time. Future interest payments may be different depending on future borrowing activity under this revolving credit facility.

(6)
This table excludes $37.6 million of unrecognized tax benefits, including interest and penalties, as we cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities.

        A potential significant future use of cash would be the payment to Computer Sciences Corporation, or CSC, if it were to exercise its option to sell its credit reporting business to us at any time prior to 2013. The option exercise price would be determined by agreement or by an appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if the option had been exercised at December 31, 2007, the price range would have been approximately $650.0 million to $725.0 million. This estimate is based solely on our internal analysis of the value of the business, current market conditions and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than our estimate. Our agreement with CSC, which expires on July 31, 2018, also provides us with an option to purchase its credit reporting business if it does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. If CSC were to exercise its option, or if we were able to and decided to exercise our option, then we would have to obtain additional sources of funding. We believe that this funding would be available from sources such as additional bank lines of credit and the capital markets for debt and/or equity financing. However, the availability and terms of any such capital financing would be subject to a number of factors, including credit market conditions, the state of the equity markets, general economic conditions, our credit ratings and our financial performance and condition.

Off-Balance Sheet Transactions

        Other than facility leasing arrangements, we do not engage in off-balance sheet financing activities. In 1998, we entered into a synthetic lease on our Atlanta corporate headquarters building in order to obtain favorable financing terms with regard to this facility. This $29.0 million lease expires in 2010. Lease payments for the remaining term totaled $4.1 million at December 31, 2007. Under this synthetic lease arrangement, we have guaranteed the residual value of the leased property to the lessor. In the event that the property were to be sold by the lessor at the end of the lease term, we would be responsible for any shortfall of the sales proceeds, up to a maximum amount of $23.2 million, which equals 80% of the value of the property at the beginning of the lease term. The liability for this shortfall, which was $1.9 million and $1.4 million at December 31, 2007 and 2006, respectively, is recorded in other long-term liabilities on our Consolidated Balance Sheets.

Letters of Credit and Guarantees

        We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit was not material at December 31, 2007, and all have a maturity of one year or less. Guarantees are issued from time to time to support the needs of our operating units.

        In connection with the sale of our risk management collections business to RMA Holdings, LLC, or RMA, in October 2000, we guaranteed the operating lease payments of a partnership affiliated with RMA to a lender of the partnership pursuant to a term loan. The operating lease, which expires December 31, 2011, has a remaining balance of $5.3 million, based on the undiscounted value of remaining lease payments, including real estate taxes, at December 31, 2007. On September 12, 2005, RMA sold substantially all of its assets to NCO Group, Inc., or NCO. In conjunction with this sale, NCO agreed to assume the operating lease obligations discussed above, which we will continue to guarantee. We believe that the likelihood of demand for payment by us is minimal and expect no material losses to occur related to this guarantee. Accordingly, we do not have a liability on our Consolidated Balance Sheets at December 31, 2007 or 2006 related to this guarantee.

Other Contingencies

        There are other matters which we are involved in, such as legal proceedings, claims and litigation, for which the final outcome and impact to our Consolidated Financial Statements is uncertain at December 31, 2007.

Pension Plans

        At December 31, 2007, our U.S. Retirement Income Plan, or USRIP, and the Equifax Inc. Pension Plan, or EIPP, met or exceeded ERISA's minimum funding requirements. We do not expect to have to make any minimum funding contributions under ERISA for 2008 with respect to the USRIP or the EIPP, based on applicable law. In January 2006 and 2007, we made discretionary contributions of $20.0 million and $12.0 million, respectively, to the EIPP. We also made a $2.0 million discretionary contribution in 2006 to fund certain other post-retirement benefit plans. In the future, we will make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and liquidity needs.

        For our non-U.S., tax-qualified retirement plans, we fund an amount sufficient to meet minimum funding requirements but no more than allowed as a tax deduction pursuant to applicable tax regulations. For the non-qualified supplementary retirement plans, we fund the benefits as they are paid to retired participants, but accrue the associated expense and liabilities in accordance with GAAP.

Related Party Transactions

        We engage in various transactions and arrangements with related parties. We believe the terms of the transactions and arrangements do not differ from those that would have been negotiated with an independent party.

Seasonality

        We experience seasonalities in certain of our revenue streams. Revenue generated from The Work Number and Tax and Talent Management business units within the TALX operating segment is generally higher in the first quarter due primarily to the provision of Form W-2 preparation services which occur in the first quarter each year. Revenue from our OCIS and Mortgage Reporting Solutions business units tends to increase in periods of the year in which our customers have higher volumes of credit granting decisions, most commonly the second and third calendar quarters.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our Consolidated Financial Statements and the Notes to Consolidated Financial Statements The following accounting policies involve a critical accounting estimate because they are particularly dependent on estimates and assumptions made by management about matters that are uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period, either of which may have a material impact on the presentation of our Consolidated Balance Sheets and Statements of Income. We also have other significant accounting policies which involve the use of estimates, judgments and assumptions that are relevant to understanding our results. For additional information about these policies, see Note 1 of the Notes to Consolidated Financial Statements in this Form 10-K. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Revenue Recognition

        Revenue is recognized when persuasive evidence of an arrangement exists, collectibility of arrangement consideration is reasonably assured, the arrangement fees are fixed or determinable and delivery of the product or service has been completed.

        If at the outset of an arrangement, we determine that collectibility is not reasonably assured, revenue is deferred until the earlier of when collectibility becomes probable or the receipt of payment. If there is uncertainty as to the customer's acceptance of our deliverables, revenue is not recognized until the earlier of receipt of customer acceptance or expiration of the acceptance period. If at the outset of an arrangement, we determine that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes estimable, assuming all other revenue recognition criteria have been met.

        We have certain information solution offerings that are sold as multiple element arrangements. To account for each of these elements separately, the delivered elements must have stand-alone value to our customer, and there must exist objective and reliable evidence of the fair value for any undelivered elements.

        Judgments and uncertainties—Each element of a multiple element arrangement must be considered separately to ensure that appropriate accounting is performed for these deliverables. These considerations include assessing the price at which the element is sold compared to its relative fair value; concluding when the element will be delivered; and determining whether any contingencies exist in the related customer contract that impact the prices paid to us for the services.

        In addition, the determination of certain of our marketing information services revenue requires the use of estimates, principally related to transaction volumes in instances where these volumes are reported to us by our clients on a monthly basis in arrears. In these instances, we estimate transaction volumes based on average actual volumes reported by our customers in the past. Differences between our estimates and actual final volumes reported are recorded in the period in which actual volumes are reported.

        Effects if actual results differ from assumptions—For certain contracts containing multiple elements, the total arrangement fee is allocated to the undelivered elements based on their relative fair values and to the initial delivered elements using the residual method. If we are unable to unbundle the arrangement into separate elements for accounting or fair value is not known for any undelivered elements, arrangement consideration may only be recognized as the final contract element is delivered to our customer.

        We have not experienced significant variances between our estimates of marketing information services revenues reported to us by our customers and actual reported volumes in the past. We monitor actual volumes to ensure that we will continue to make reasonable estimates in the future. If we determine that we are unable to make reasonable future estimates, revenue may be deferred until actual customer data is obtained. However, if actual results are not consistent with our estimates and assumptions, or if our customer arrangements become more complex or include more bundled offerings in the future, we may be required to recognize revenue differently in the future to account for these changes. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to recognize revenue.

Goodwill

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", or SFAS 142, goodwill is tested for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.

        Judgments and uncertainties—In analyzing goodwill for potential impairment, we use projections of future discounted cash flows from our reporting units to determine whether the reporting unit's estimated fair value exceeds its carrying value. These projections of cash flows are based on our views of growth rates, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. Our estimates of fair value for each reporting unit are corroborated by market multiple comparables. The use of different estimates or assumptions within our projected discounted cash flows could result in different values and could result in a goodwill impairment charge. Additionally, a change in our reporting unit structure would result in the requirement to test goodwill for impairment at different reporting units.

        Effect if actual results differ from assumptions—We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. Additionally, we do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for goodwill impairment. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to an impairment charge that could be material.

Indefinite-Lived Intangible Assets

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

        Judgments and uncertainties—We perform the impairment test for our indefinite-lived intangible assets by comparing the asset's fair value to its carrying value. We estimate the fair value of our contractual/territorial rights based on projected discounted future cash flows. The use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our contractual/territorial rights, or using a methodology other than a discounted cash flow model, could result in different values for our contractual/territorial rights and could result in an impairment charge. The most significant assumptions within our discounted cash flow model are the discount rate, growth rate and charge for contributory assets.

        Effect if actual results differ from assumptions—We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. Additionally, we do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for indefinite-lived intangible asset impairment. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to an impairment charge that could be material.

Loss Contingencies

        We are subject to various proceedings, lawsuits and claims arising in the normal course of our business. In accordance with SFAS No. 5, "Accounting for Contingencies," we determine whether to disclose and/or accrue for loss contingencies based on our assessment of whether the potential loss is probable, reasonably possible or remote.

        Judgments and uncertainties—We periodically review claims and legal proceedings and assess whether we have potential financial exposure based on consultation with internal and outside legal counsel and other advisors. If the likelihood of an adverse outcome from any claim or legal proceeding is probable and the amount can be reasonably estimated, we record a liability in our Consolidated Balance Sheet for the estimated settlement costs. If the likelihood of an adverse outcome is reasonably possible, but not probable, we provide disclosures related to the potential loss contingency. Our assumptions related to loss contingencies are inherently subjective.

        Effect if actual results differ from assumptions—We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine loss contingencies. However, if facts and circumstances change in the future that change our belief regarding assumptions used to determine our estimates, we may be exposed to a loss that could be material.

Income Taxes

        We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," and FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." We record deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. We periodically assess the likelihood that our net deferred tax assets will be recovered from future taxable income or other tax planning strategies. To the extent that we believe that recovery is not likely, we must establish a valuation allowance to reduce the deferred tax asset to the amount we estimate will be recoverable.

        Our income tax provisions are based on assumptions and calculations which will be subject to examination by various tax authorities. We record tax benefits for positions in which we believe are probable of being sustained under such examinations. Regularly, we assess the potential outcome of such examinations to determine the adequacy of our income tax accruals.

        Judgments and uncertainties—We consider accounting for income taxes critical because management is required to make significant judgments in determining our provision for income taxes, our deferred tax assets and liabilities, and our future taxable income for purposes of assessing our ability to realize any future benefit from our deferred tax assets. These judgments and estimates are affected by our expectations of future taxable income, mix of earnings among different taxing jurisdictions, and timing of the reversal of deferred tax assets and liabilities.

        Effect if actual results differ from assumptions—Although management believes that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to increases or decreases in income tax expense that could be material.

Pension and Other Postretirement Plans

        Our pension and other postretirement plans are accounted for using actuarial valuations required by SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R)," for the years ended December 31, 2007 and 2006. We consider accounting for our U.S. and Canadian pension and other postretirement plans critical because management is required to make significant subjective judgments about a number of actuarial assumptions, which include discount rates, salary growth, expected return on plan assets, interest cost and mortality rates.

        Judgments and uncertainties—We believe that the most significant assumptions related to our net periodic benefit cost are (1) the expected return on plan assets and (2) the discount rate. The expected rate of return on plan assets is primarily based on (1) the expected equity returns based on assumptions such as dividend yield and growth rate, and (2) estimated risk premium for various asset categories. These assumptions are projected using an asset/liability forecasting model, which produces a range and distribution of values for the assumed rate of return. We determine our discount rates primarily based on high-quality, fixed-income investments and yield-to-maturity analysis specific to our estimated future benefit payments.

        Effect if actual results differ from assumptions—We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that are used in our actuarial valuations. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in pension expense that could be material. Adjusting our expected long-term rate of return (8.00% at December 31, 2007) by 0.5% would have changed our estimated pension expense in 2007 by approximately $2.7 million. Adjusting our weighted-average discount rate (5.86% at December 31, 2007) by 0.5% would have changed our estimated pension expense in 2007 by approximately $2.6 million.

Stock-Based Compensation

        We have stock-based compensation plans which provide that qualified and non-qualified stock options and nonvested stock may be granted to officers and other employees. In accordance with SFAS 123R we recognize the cost of share-based payment transactions over the requisite service period. That cost is measured based on the fair value of the equity instruments issued.

        We use the binomial model to calculate the fair value of stock options granted on or after January 1, 2006. The fair value of options granted prior to 2006 was determined using the Black-Scholes model. Nonvested stock is valued based on the fair market value of our common stock on the date of grant, reduced for expected dividends during the requisite service period. We reassess all assumptions used in calculating fair value each grant date.

        Judgments and uncertainties—The fair value of our stock options is calculated using the binomial model which incorporates assumptions regarding anticipated employee exercise behavior, expected stock price volatility, dividend yield and risk-free interest rate. The fair value of nonvested stock is based on the fair market value of our common stock on the date of grant. However, since our nonvested stock does not pay dividends during the vesting period, the fair value on the date of grant is reduced by the present value of the expected dividends over the requisite service period. SFAS 123R requires us to estimate forfeitures at the grant date. Accordingly, compensation cost is recognized based on the number of awards expected to vest. There may be adjustments in future periods if actual forfeitures differ from our estimates.

        Effect if actual results differ from assumptions—We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation that could be material. A 10% change in our stock-based compensation expense for the year ended December 31, 2007, would have reduced our net income by approximately $1.8 million.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In the normal course of our business, we are exposed to market risk, primarily from changes in foreign currency exchange rates and interest rates, that could impact our results of operations and financial position. We manage our exposure to these market risks through our regular operating and financing activities, and, when deemed appropriate, through the use of derivative financial instruments, such as interest rate swaps, to hedge certain of these exposures. We use derivative financial instruments as risk management tools and not for speculative or trading purposes.

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

        We are required to translate, or express in U.S. dollars, the assets and liabilities of our foreign subsidiaries that are denominated or measured in foreign currencies at the applicable year-end rate of exchange on our Consolidated Balance Sheets and income statement items of our foreign subsidiaries at the average rates prevailing during the year. We record the resulting translation adjustment, and gains and losses resulting from the translation of intercompany balances of a long-term investment nature within other comprehensive income, as a component of our shareholders' equity. Other immaterial foreign currency transaction gains and losses are recorded in our Consolidated Statements of Income. We do not, as a matter of policy, hedge translational foreign currency exposure. We may, however, hedge transactional foreign currency exchange rate risks associated with material transactions which are denominated in a foreign currency.

        At December 31, 2007, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2007 would have increased our revenue by $46.1 million and our pre-tax operating profit by $14.4 million. At December 31, 2006, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2006 would have increased our revenue by $42.2 million and our pre-tax operating profit by $12.8 million. A 10% stronger U.S. dollar would have resulted in similar decreases to our revenue and pre-tax operating profit for 2007 and 2006.

Interest Rate Risk

        Our exposure to market risk for changes in interest rates relates to our variable-rate, long-term Senior Credit Facility and commercial paper borrowings. We attempt to achieve the lowest all-in weighted-average cost of debt while simultaneously taking into account the mix of our fixed- and floating-rate debt, and the average life and scheduled maturities of our debt. At December 31, 2007, our weighted average cost of debt was 6.1% and weighted-average life of debt was 11.9 years. At December 31, 2007, 57% of our debt was fixed rate, and the remaining 43% was variable rate. Occasionally we use derivatives to manage our exposure to changes in interest rates by entering into interest rate swaps. A 1% change in the weighted-average interest rate on our variable-rate debt would not have materially impacted our 2007 net income.

        Based on and the amount of outstanding variable-rate debt, we have material exposure to interest rate risk. In the future, if our mix of fixed-rate and variable-rate debt were to change due to additional borrowings under existing variable-rate credit facilities or new variable-rate debt instruments, we could have additional exposure to interest rate risk. The nature and amount of our long-term and short-term debt, as well as the proportionate amount of fixed-rate and variable-rate debt, can be expected to vary as a result of future business requirements, market conditions and other factors.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management of Equifax is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Equifax's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those written policies and procedures that:

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

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of Equifax's internal control over financial reporting as of December 31, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of Equifax's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of its Board of Directors.

        Based on this assessment, management determined that, as of December 31, 2007, Equifax maintained effective internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Equifax Inc.:

        We have audited Equifax Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Equifax Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Equifax Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007 of Equifax Inc. and subsidiaries and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Equifax Inc.:

        We have audited the accompanying consolidated balance sheets of Equifax Inc. and subsidiaries, as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equifax Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set therein.

        As discussed in Notes 1, 7 and 9 of the Notes to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, and Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R, in 2006.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Equifax Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 26, 2008

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

	Twelve Months Ended December 31,
(In millions, except per share amounts)	2007	2006	2005
Operating revenue	$1,843.0	$1,546.3	$1,443.4

Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	752.0	626.4	594.2
Selling, general and administrative expenses	477.1	401.0	345.0
Depreciation and amortization	127.7	82.8	82.2

Total operating expenses	1,356.8	1,110.2	1,021.4

Operating income	486.2	436.1	422.0
Interest expense	(58.5)	(31.9)	(35.6)
Minority interests in earnings, net of tax	(6.1)	(4.5)	(4.9)
Other income, net	3.0	16.2	9.2

Income before income taxes	424.6	415.9	390.7
Provision for income taxes	(151.9)	(141.4)	(144.2)

Net income	$272.7	$274.5	$246.5

Basic earnings per common share	$2.07	$2.16	$1.90

Weighted-average shares used in computing basic earnings per share	132.0	127.1	129.7

Diluted earnings per common share	$2.02	$2.12	$1.86

Weighted-average shares used in computing diluted earnings per share	135.1	129.4	132.2

Dividends per common share	$0.16	$0.16	$0.15

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except par values)	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$81.6	$67.8
Trade accounts receivable, net of allowance for doubtful accounts of $8.9 and $8.7 at December 31, 2007 and 2006, respectively	295.8	244.8
Prepaid expenses	25.8	21.5
Other current assets	21.8	11.1

Total current assets	425.0	345.2

Property and equipment:
Capitalized internal-use software and system costs	292.2	243.8
Data processing equipment and furniture	184.7	132.2
Land, buildings and improvements	89.5	29.7

Total property and equipment	566.4	405.7
Less accumulated depreciation and amortization	(306.9)	(243.8)

Total property and equipment, net	259.5	161.9

Goodwill	1,834.6	842.0
Indefinite-lived intangible assets	95.7	95.2
Purchased intangible assets, net	764.5	242.2
Prepaid pension asset	72.2	47.7
Other assets, net	72.4	56.4

Total assets	$3,523.9	$1,790.6

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt and current maturities	$222.1	$330.0
Accounts payable	31.1	23.5
Accrued expenses	79.4	62.0
Accrued salaries and bonuses	63.5	41.9
Deferred revenue	69.9	62.7
Other current liabilities	80.9	62.0

Total current liabilities	546.9	582.1
Long-term debt	1,165.2	173.9
Deferred income tax liabilities, net	277.1	70.8
Long-term pension and other postretirement benefit liabilities	62.8	65.3
Other long-term liabilities	72.7	60.4

Total liabilities	2,124.7	952.5

Commitments and Contingencies (see Note 5)
Shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares—10.0; Issued shares—none	—	—
Common stock, $1.25 par value: Authorized shares—300.0; Issued shares—188.5 and 186.3 at December 31, 2007 and 2006, respectively; Outstanding shares—129.7 and 124.7 at December 31, 2007 and 2006, respectively	235.6	232.9
Paid-in capital	1,040.8	609.2
Retained earnings	2,030.0	1,778.6
Accumulated other comprehensive loss	(170.5)	(232.2)
Treasury stock, at cost, 55.1 shares and 57.7 shares at December 31, 2007 and 2006, respectively	(1,679.0)	(1,490.9)
Stock held by employee benefits trusts, at cost, 3.7 shares and 3.9 shares at December 31, 2007 and 2006, respectively	(57.7)	(59.5)

Total shareholders' equity	1,399.2	838.1

Total liabilities and shareholders' equity	$3,523.9	$1,790.6

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
(In millions)	2007	2006	2005
Operating activities:
Net income	$272.7	$274.5	$246.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127.7	82.8	82.2
Stock-based compensation expense	17.6	17.4	8.2
Tax effects of stock-based compensation plans	6.6	8.9	18.1
Excess tax benefits from stock-based compensation plans	(7.0)	(7.2)	—
Deferred income taxes	7.9	(2.6)	11.8
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(1.6)	(22.8)	(14.3)
Prepaid expenses and other current assets	(5.3)	(2.4)	10.5
Other assets	(18.7)	(1.6)	0.5
Current liabilities, excluding debt	38.9	49.1	(14.0)
Other long-term liabilities, excluding debt	11.1	(24.0)	(11.7)

Cash provided by operating activities	449.9	372.1	337.8

Investing activities:
Capital expenditures	(118.5)	(52.0)	(46.2)
Acquisitions, net of cash acquired	(300.0)	(34.4)	(121.8)
Proceeds from sale of investments	—	—	10.1
Other	(3.8)	(0.4)	—

Cash used in investing activities	(422.3)	(86.8)	(157.9)

Financing activities:
Net short-term borrowings (repayments)	139.7	(12.2)	92.3
Net borrowings (repayments) under long-term revolving credit facilities	253.4	(40.0)	65.0
Payments on long-term debt	(250.0)	—	(250.0)
Proceeds from issuance of long-term debt	545.7	—	—
Treasury stock purchases	(718.7)	(215.2)	(144.0)
Dividends paid	(20.7)	(20.3)	(20.2)
Proceeds from exercise of stock options	31.6	26.1	62.8
Excess tax benefits from stock-based compensation plans	7.0	7.2	—
Other	(5.6)	(0.6)	0.6

Cash used in financing activities	(17.6)	(255.0)	(193.5)

Effect of foreign currency exchange rates on cash and cash equivalents	3.8	—	(1.0)

Increase in cash and cash equivalents	13.8	30.3	(14.6)
Cash and cash equivalents, beginning of period	67.8	37.5	52.1

Cash and cash equivalents, end of period	$81.6	$67.8	$37.5

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Stock Held By Employee Benefits Trusts	Total Shareholders' Equity
	(In millions)
Balance, December 31, 2004	129.4	$227.5	$466.9	$1,298.8 *	$(267.0)	$(1,133.4) *	$(69.2)	$523.6
Net income	—	—	—	246.5	—	—	—	246.5
Other comprehensive income	—	—	—	—	109.2	—	—	109.2
Shares issued under stock plans	3.2	4.0	61.2	—	—	—	—	65.2
Shares issued under benefits plans	0.6	—	—	—	—	—	6.3	6.3
Treasury stock issued for an acquisition	0.4	—	4.0	—	—	10.7	—	14.7
Other treasury stock purchases**	(0.2)	—	—	—	—	(7.9)	—	(7.9)
Treasury stock purchased under share repurchase program ($34.45 per share)	(4.2)	—	—	—	—	(144.0)	—	(144.0)
Cash dividends ($0.15 per share)	—	—	—	(20.2)	—	—	—	(20.2)
Stock-based compensation expense	—	—	8.2	—	—	—	—	8.2
Tax effects of stock-based compensation plans	—	—	18.1	—	—	—	—	18.1
Dividends from employee benefits trusts	—	—	0.6	—	—	—	—	0.6

Balance, December 31, 2005	129.2	$231.5	$559.0	$1,525.1	$(157.8)	$(1,274.6)	$(62.9)	$820.3

Net income	—	—	—	274.5	—	—	—	274.5
Other comprehensive income	—	—	—	—	36.3	—	—	36.3
Adjustment to initially apply SFAS 158, net of tax	—	—	—	—	(110.7)	—	—	(110.7)
Shares issued under stock plans	1.0	1.2	19.0	—	—	—	—	20.2
Shares issued under benefits plans	0.3	—	3.6	—	—	—	3.1	6.7
Treasury stock traded for option price	—	—	0.2	—	—	(1.1)	—	(0.9)
Treasury stock traded for minimum tax withholdings	—	—	(0.2)	—	—	(2.5)	—	(2.7)
Treasury stock purchased under share repurchase program ($35.64 per share)***	(6.0)	—	—	—	—	(212.7)	—	(212.7)
Cash dividends ($0.16 per share)	—	—	—	(21.0)	—	—	—	(21.0)
Dividends paid to employee benefits trusts	—	—	0.7	—	—	—	—	0.7
Stock-based compensation expense	—	—	17.4	—	—	—	—	17.4
Tax effects of stock-based compensation plans	—	—	8.9	—	—	—	—	8.9
Other	0.2	0.2	0.6	—	—	—	0.3	1.1

Balance, December 31, 2006	124.7	$232.9	$609.2	$1,778.6	$(232.2)	$(1,490.9)	$(59.5)	$838.1

Net income	—	—	—	272.7	—	—	—	272.7
Other comprehensive income	—	—	—	—	61.7	—	—	61.7
Shares issued under stock plans	1.9	2.4	27.7	—	—	—	—	30.1
Shares issued under benefits plans	0.4	0.3	1.2	—	—	—	1.8	3.3
Treasury stock traded for option price	—	—	—	—	—	(0.5)	—	(0.5)
Treasury stock exchanged for minimum tax withholdings	—	—	—	—	—	(1.8)	—	(1.8)
Equity consideration issued for TALX acquisition	20.6	—	372.4	—	—	532.9	—	905.3
Treasury stock purchased ($40.12 per share)***	(17.9)	—	—	—	—	(718.7)	—	(718.7)
Cash dividends ($0.16 per share)	—	—	—	(21.3)	—	—	—	(21.3)
Reclassification of director deferred compensation plan from liabilities to shareholders' equity based on plan amendments	—	—	5.5	—	—	—	—	5.5
Stock-based compensation expense	—	—	17.6	—	—	—	—	17.6
Tax effects of stock-based compensation plans	—	—	6.6	—	—	—	—	6.6
Dividends paid to employee benefits trusts	—	—	0.6	—	—	—	—	0.6

Balance, December 31, 2007	129.7	$235.6	$1,040.8	$2,030.0	$(170.5)	$(1,679.0)	$(57.7)	$1,399.2

*
does not total due to rounding

**
Represents treasury stock traded for minimum tax withholdings and common stock tendered by employees exercising stock options.

***
At December 31, 2007, $63.9 million was authorized for future repurchases of our common stock. On February 8, 2008, our Board of Directors amended the plan to authorize the repurchase of an additional $250.0 million of our common stock.

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (Continued)

Accumulated Other Comprehensive Loss consists of the following components:

	December 31,
	2007	2006	2005
	(In millions)
Foreign currency translation	$(60.1)	$(113.2)	$(140.1)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $61.3 at December 31, 2007	(106.5)	—	—
Minimum pension liability, net of accumulated tax of $4.5, and $10.0 in 2006 and 2005, respectively	—	(7.7)	(16.7)
Adjustment to initially apply SFAS 158 in 2006, net of accumulated tax of $63.8 (see Note 9)	—	(110.7)	—
Cash flow hedging transactions, net of tax of $2.2, $0.4, and $0.6 in 2007, 2006 and 2005, respectively	(3.9)	(0.6)	(1.0)

Accumulated other comprehensive loss	$(170.5)	$(232.2)	$(157.8)

Comprehensive Income is as follows:

	Twelve Months Ended December 31,
	2007	2006	2005
	(In millions)
Net income	$272.7	$274.5	$246.5
Other comprehensive income:
Foreign currency translation adjustment	53.1	26.9	8.1
Recognition of prior service cost and actuarial losses related to our pension and other postretirement benefit plans	11.9	9.0	100.3
Change in cumulative loss from cash flow hedging transactions	(3.3)	0.4	0.8

Comprehensive income	$334.4	$310.8	$355.7

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

        Nature of Operations.    We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of December 31, 2007, we operated in 14 countries: Argentina, Brazil, Canada, Chile, Costa Rica, El Salvador, Honduras, Peru, Portugal, the Republic of Ireland, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S.

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

        Basis of Consolidation.    Our Consolidated Financial Statements and the accompanying notes, which are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, include Equifax and all its subsidiaries. We consolidate all majority-owned and controlled subsidiaries as well as variable interest entities in which we are the primary beneficiary as defined by Financial Accounting Standards Board, or FASB, Interpretation, or FIN, No. 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Other parties' interests in consolidated entities are reported as minority interests. We use the equity method of accounting for investments in which we are able to exercise significant influence and use the cost method for all other investments. All significant intercompany transactions and balances are eliminated.

        Our Consolidated Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods presented therein. All adjustments made have been of a normal recurring nature. We have reclassified certain prior period amounts in our Consolidated Financial Statements to conform to the current period presentation.

        Segments.    Effective with our organizational realignment on January 1, 2007 and the acquisition of TALX Corporation, or TALX, on May 15, 2007, we manage our business and report our financial results through the following five reportable segments, which are the same as operating segments:

  •
  U.S. Consumer Information Solutions, or USCIS

  •
  International

  •
  TALX

  •
  North America Personal Solutions

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  •
  North America Commercial Solutions

        USCIS is our largest reportable segment, with 53% of total operating revenue during 2007. Our foreign operations are principally located in Canada, the U.K. and Brazil.

        Use of Estimates.    The preparation of our Consolidated Financial Statements requires us to make estimates and assumptions in accordance with GAAP. Accordingly, we make these estimates and assumptions after exercising judgment. We believe that the estimates and assumptions inherent in our Consolidated Financial Statements are reasonable, based upon information available to us at the time they are made including the consideration of events that have occurred up until the point these Statements have been filed. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

        Revenue Recognition and Deferred Revenue.    Revenue is recognized when persuasive evidence of an arrangement exists, collectibility of arrangement consideration is reasonably assured, the arrangement fees are fixed or determinable and delivery of the product or service has been completed. A significant portion of our revenue is derived from our processing of transactions related to the provision of information services to our customers, in which case revenue is recognized, assuming all other revenue recognition criteria are met, when the services are provided. A smaller portion of our revenues relate to subscription-based contracts under which a customer pays a preset fee for a predetermined or unlimited number of transactions or services provided during the subscription period, generally one year. Revenue related to subscription-based contracts having a preset number of transactions is recognized as the services are provided, using an effective transaction rate as the actual transactions are completed. Any remaining revenue related to unfulfilled units is not recognized until the end of the related contract's subscription period. Revenue related to subscription-based contracts having an unlimited volume is recognized ratably during the contract term.

        If at the outset of an arrangement, we determine that collectibility is not reasonably assured, revenue is deferred until the earlier of when collectibility becomes probable or the receipt of payment. If there is uncertainty as to the customer's acceptance of our deliverables, revenue is not recognized until the earlier of receipt of customer acceptance or expiration of the acceptance period. If at the outset of an arrangement, we determine that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes estimable, assuming all other revenue recognition criteria have been met.

        The determination of certain of our marketing information services revenue requires the use of estimates, principally related to transaction volumes in instances where these volumes are reported to us by our clients on a monthly basis in arrears. In these instances, we estimate transaction volumes based on average actual reported volumes reported by our customers in the past. Differences between our estimates and actual final volumes reported are recorded in the period in which actual volumes are reported. We have not experienced significant variances between our estimates and actual reported volumes in the past. We monitor actual volumes to ensure that we will continue to make reasonable estimates in the future. If we determine that we are unable to make reasonable future estimates, revenue may be deferred until actual customer data is obtained. Within our TALX operating segment, the fees for certain of our tax credits and incentives revenue are based on a portion of the credit

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

delivered to our clients. Revenue for these arrangements is recognized based on the achievement of milestones, upon calculation of the credit, or when the credit is utilized by our client, depending on the provisions of the client contract.

        We have certain information solution offerings that are sold as multiple element arrangements. The multiple elements may include consumer or commercial information, file updates for certain solutions, services provided by our enabling technologies personnel, training services, statistical models and other services. To account for each of these elements separately, the delivered elements must have stand-alone value to our customer, and there must exist objective and reliable evidence of the fair value for any undelivered elements. For certain customer contracts, the total arrangement fee is allocated to the undelivered elements based on their fair values and to the initial delivered elements using the residual method. If we are unable to unbundle the arrangement into separate elements for accounting, we apply one of the accounting policies described above. This may lead to the arrangement consideration being recognized as the final contract element is delivered to our customer.

        Many of our multiple element arrangements involve the delivery of services generated by a combination of services provided by one or more of our operating segments. No individual information service impacts the value or usage of other information services included in an arrangement and each service can be sold alone or, in most cases, purchased from another vendor without affecting the quality of use or value to the customer of the other information services included in the arrangement. Some of our products require the development of interfaces or platforms by our enabling technologies personnel that allow our customers to interact with our proprietary information databases. These development services do not meet the requirement for having stand-alone value, thus any related development fees are deferred when billed and are recognized over the expected period of benefit of the related customer contract. Revenue from the provision of statistical models is recognized as the service is provided and accepted, assuming all other revenue recognition criteria are met.

        We record revenue on a net basis for those sales in which we have in substance acted as an agent or broker in the transaction. The direct costs of set up of a customer are capitalized and amortized as a cost of service during the term of the related customer contract.

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

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses consist primarily of personnel-related costs, corporate costs, fees for professional and consulting services, advertising costs, and other costs of administration.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Advertising.    Advertising costs, which are expensed as incurred, totaled $27.5 million, $31.6 million and $30.8 million during 2007, 2006 and 2005, respectively.

        Stock-Based Compensation.    On January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R, "Share-Based Payment," or SFAS 123R, which replaced SFAS No. 123, "Accounting for Stock-Based Compensation", or SFAS 123, and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees", or APB 25. SFAS 123R requires that the cost relating to stock-based payment transactions be recognized in the financial statements over the period services are rendered according to the fair value of the stock-based awards issued. We are no longer permitted to follow the previously permitted pro forma disclosure-only method of APB 25 as an alternative to financial statement recognition. Prior to the adoption of SFAS 123R, we recognized compensation expense for share-based payment awards over the stated vesting period in accordance with APB 25.

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

        Income Taxes.    In accordance with SFAS No. 109, "Accounting for Income Taxes," we account for income taxes under the liability method. Deferred income tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by current enacted tax rates. We periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets. We record a valuation allowance, as necessary, to reduce our deferred tax assets to the amount of future tax benefit that we estimate is more likely than not to be realized.

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109," or FIN 48, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company's Consolidated Financial Statements. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We adopted FIN 48 on January 1, 2007. The impact of our reassessment of our tax positions in accordance with the requirements of FIN 48 was immaterial to our Consolidated Financial Statements.

        Accordingly, we record tax benefits for positions that we believe are more likely than not of being sustained under audit examinations. Regularly, we assess the potential outcome of such examinations to determine the adequacy of our income tax accruals. We adjust our income tax provision during the period in which we determine that the actual results of the examinations may differ from our estimates. Changes in tax laws and rates are reflected in our income tax provision in the period in which they occur.

        Earnings Per Share.    In accordance with SFAS No. 128, "Earnings per Share," our basic earnings per share, or EPS, is calculated as net income divided by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS is calculated to reflect the potential

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. The income amounts used in both our basic and diluted EPS calculations are the same. A reconciliation of the weighted-average outstanding shares used in the two calculations is as follows:

	Twelve Months Ended December 31,
	2007	2006	2005
	(In millions)
Weighted-average shares outstanding (basic)	132.0	127.1	129.7
Effect of dilutive securities:
Stock options	2.9	1.8	2.1
Long-term incentive plans	0.2	0.5	0.4

Weighted-average shares outstanding (diluted)	135.1	129.4	132.2

        We excluded 0.6 million stock options from our 2007 EPS calculation because their effect on EPS was anti-dilutive. The number of stock options excluded from the EPS calculation for 2006 and 2005 was not material.

        Benefit Plans.    We sponsor various pension and defined contribution plans covering substantially all our employees in the U.S., Canada and U.K. We also maintain certain healthcare and life insurance benefit plans for eligible retired U.S. employees. Benefits under the pension and other postretirement benefit plans are generally based on age at retirement and years of service and for some pension plans, benefits are also based on the employee's annual earnings. The net periodic cost of our pension and other postretirement plans is determined using several actuarial assumptions, the most significant of which are the discount rate, the long-term rate of asset return, and medical trend data.

        Effective January 1, 2007, we adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132R," which requires that our Consolidated Balance Sheets reflect the funded status of the pension and postretirement plans.

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

        The allowance for doubtful accounts for estimated losses on trade accounts receivable is based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns and the establishment of specific reserves for customers in an adverse financial condition. We reassess the adequacy of the allowance for doubtful accounts each reporting period. Increases to the allowance for doubtful accounts are recorded as bad debt expense, which are included in selling, general and administrative expenses on the accompanying Consolidated Statements of Income. Bad debt expense was $7.3 million, $5.2 million and $4.3 million during 2007, 2006, and 2005, respectively.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Long-Lived Assets.    Property and equipment are stated at cost less accumulated depreciation and amortization. The cost of additions is capitalized. Property and equipment are depreciated primarily on a straight-line basis over assets' estimated useful lives, which are generally three to ten years for data processing equipment and capitalized internal-use software and systems costs. Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease terms that are reasonably assured. Buildings are depreciated over a forty-year period. Other fixed assets are depreciated over three to seven years. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized and included in income from continuing operations on the Consolidated Statements of Income, with the classification of any gain or loss dependent on the characteristics of the asset sold or retired.

        Certain internal-use software and system development costs are deferred and capitalized in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, the specifically identified costs incurred to develop or obtain software which is intended for internal use are not capitalized until the determination is made as to the availability of a technically feasible solution to solve the predefined user and operating performance requirements as established during the preliminary stage of an internal-use software development project. Costs incurred during a software development project's preliminary stage and post-implementation stage are expensed. Application development activities which are eligible for capitalization include software design and configuration, development of interfaces, coding, testing, and installation. Capitalized internal-use software and systems costs are subsequently amortized on a straight-line basis over a three- to ten-year period after project completion and when the related software or system is ready for its intended use.

        Depreciation and amortization expense related to property and equipment was $62.0 million, $51.5 million and $50.4 million in 2007, 2006 and 2005, respectively.

        Impairment of Long-Lived Assets.    In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets to be Disposed Of", or SFAS 144, we monitor the status of our long-lived assets in order to determine if conditions exist or events and circumstances indicate that an asset group may be impaired in that its carrying amount may not be recoverable. Significant factors that are considered that could be indicative of an impairment include: changes in business strategy, market conditions or the manner in which an asset group is used; underperformance relative to historical or expected future operating results; and negative industry or economic trends. If potential indicators of impairment exist, we estimate recoverability based on the asset group's ability to generate cash flows greater than the carrying value of the asset group. We estimate the undiscounted future cash flows arising from the use and eventual disposition of the related long-lived asset group. If the carrying value of the long-lived asset group exceeds the estimated future undiscounted cash flows, an impairment loss is recorded based on the amount by which the asset group's carrying amount exceeds its fair value. We utilize estimates of discounted future cash flows to determine the asset group's fair value.

        Goodwill and Indefinite-Lived Intangible Assets.    Goodwill represents the cost in excess of the fair value of the net assets of acquired businesses. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", or SFAS 142, goodwill is not amortized. We are required to test goodwill for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. We

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

perform our annual goodwill impairment test as of September 30th each year. In analyzing goodwill for potential impairment, we use projections of future discounted cash flows from our reporting units to determine whether the reporting unit's estimated fair value exceeds its carrying value. Our estimates of fair value for each reporting unit are corroborated by market multiple comparables. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit's fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit's goodwill exceeded its implied value.

        Contractual/territorial rights represent the estimated fair value of rights to operate in certain territories acquired through the purchase of independent credit reporting agencies in the U.S. and Canada. Our contractual/territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. In accordance with SFAS 142, we are required to test indefinite-lived intangible assets for impairment annually or whenever events and circumstances indicate that there may be an impairment of the asset value. Our annual impairment test date is September 30th. We perform the impairment test for our indefinite-lived intangible assets by comparing the asset's fair value to its carrying value. We estimate the fair value based on projected discounted future cash flows. An impairment charge is recognized if the asset's estimated fair value is less than its carrying value.

        We completed our annual impairment testing for goodwill and indefinite-lived intangible assets during 2007, 2006 and 2005, and we determined that there was no impairment in any of these years.

        Purchased Intangible Assets.    Purchased intangible assets represent the estimated fair value of acquired intangible assets used in our business. Purchased data files represent the estimated fair value of consumer credit files acquired primarily through the purchase of independent credit reporting agencies in the U.S. and Canada. We expense the cost of modifying and updating credit files in the period such costs are incurred. We amortize purchased data files, which primarily consist of acquired credit files, on a straight-line basis. All of our other purchased intangible assets are also amortized on a straight-line basis.

Asset	Useful Life
(in years)
Purchased data files	15
Acquired software and technology	2 to 10
Non-compete agreements	2 to 10
Proprietary database	6
Customer relationships	5 to 25
Trade names	1 to 10

        Other Assets.    Other assets on our Consolidated Balance Sheets primarily represents the cash surrender value of life insurance policies covering certain officers of the Company, employee benefit trust assets, a statutorily-required tax deposit and data purchases, net of related amortization.

        Foreign Currency Translation.    The functional currency of each of our foreign subsidiaries is that subsidiary's local currency. We translate the assets and liabilities of foreign subsidiaries at the year-end rate of exchange and revenue and expenses at the monthly average rates during the year. We record

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the resulting translation adjustment in other comprehensive income, a component of shareholders' equity. We also record gains and losses resulting from the translation of intercompany balances of a long-term investment nature in accumulated other comprehensive loss.

        Financial Instruments.    Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. As of December 31, 2007 and 2006, the fair value of our fixed-rate debt (determined internally through the use of related public financial information) was $776.0 million and $414.2 million, respectively, compared to its carrying value of $790.6 million and $398.8 million, respectively.

        Recent Accounting Pronouncements.    In November 2005, Financial Accounting Standards Board Staff Position FAS No. 123(R)-3: "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards", or FSP 123R-3, was issued, which provides a practical or simplified transition election related to accounting for the tax effects of share-based payment awards to employees as opposed to the more detailed method provided in SFAS 123R. FSP 123R-3 allowed us to elect a transition method up to one year from the date of adoption of SFAS 123R. Accordingly, on January 1, 2007, we elected the simplified method as described in FSP123R-3. As a result of electing this transition method, we are required to retrospectively apply this method to our 2006 Consolidated Statement of Cash Flows since we were required to apply the more detailed method in SFAS 123R until we elected a transition method. The reclassification between cash provided by operating activities and cash provided by financing activities on our 2006 Consolidated Statement of Cash Flows as a result of electing the simplified method is not material.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", or SFAS 157, which provides guidance for measuring the fair value of assets and liabilities, as well as requires expanded disclosures about fair value measurements. SFAS 157 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability, and provides additional guidelines to consider in determining the market-based measurement. We will be required to adopt SFAS 157 on January 1, 2008. In February 2008, the FASB issued FSP 157-2 "Partial Deferral of the Effective Date of Statement 157", or FSP 157-2. FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in our Consolidated Financial Statements on a recurring basis (at least annually), to January 1, 2009. We are currently assessing the impact that these pronouncements have on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115", or SFAS 159, which permits an entity to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We adopted SFAS 159 on January 1, 2008 and have elected not to apply the fair value option to any of our financial instruments.

        In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force, or EITF, related to EITF Issue No. 06-04, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements", or EITF 06-04, which requires the recognition of a liability related to postretirement benefits covered by endorsement split-

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

dollar life insurance arrangements since the employer has the obligation to provide the benefit to the employee. In March 2007, the FASB ratified the consensus reached by the EITF related to EITF Issue No. 06-10, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements", or EITF 06-10, which requires (1) the recognition of a liability related to postretirement benefits covered by collateral split-dollar life insurance arrangements since the employer has the obligation to provide the benefit to the employee and (2) to recognize and measure the asset based on the nature and substance of the arrangement. We have both endorsement and collateral assignment split-dollar life insurance arrangements for certain officers of the Company. The liability is required to be recognized in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits, Other Than Pensions," or Accounting Principles Board, or APB, Opinion No. 12, "Omnibus Opinion—1967," as appropriate. For transition purposes, we may adopt EITF 06-04 and EITF 06-10 as changes in accounting principles through either (1) retrospective application to all periods presented or (2) a cumulative-effect adjustment to retained earnings. We will be required to adopt EITF 06-04 and EITF 06-10 on January 1, 2008. We do not expect the adoption of these standards to have a material impact on our financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations—a replacement of FASB Statement No. 141", or SFAS 141R, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances. We will be required to adopt SFAS 141R on January 1, 2009. We are currently evaluating the impact of adopting SFAS 141R on our Consolidated Financial Statements.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51", or SFAS 160. This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements. We will be required to adopt SFAS 160 on January 1, 2009. We are currently evaluating the impact of adopting SFAS 160 on our Consolidated Financial Statements.

2. ACQUISITIONS

        2007 Acquisitions.    On October 19, 2007, in order to continue to grow our credit data business, our Peruvian subsidiary, which is reported in our International operating segment, purchased 100% of the stock of a credit reporting business located in Peru for cash consideration of $8.0 million.

        On May 15, 2007, we completed the acquisition of all of the outstanding shares of TALX, a leading provider of employment and income verification and human resources business process outsourcing services. The acquisition aligns with our long-term growth strategy of expanding into new markets with unique data. Under the terms of the transaction, we issued 20.6 million shares of Equifax common stock from treasury, issued 1.9 million fully-vested options to purchase Equifax common stock and paid approximately $288.1 million in cash, net of cash acquired. The value of the shares issued was $844.2 million determined using an average share price over a reasonable period of time before and

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS (Continued)

after the acquisition terms were announced. The fair value of options issued was $61.1 million determined using the Black-Scholes-Merton valuation model. The fair value of the vested options is included in the total purchase price. We also assumed TALX's outstanding debt, which had a fair value totaling $177.6 million at May 15, 2007. We financed the cash portion of the acquisition cost and $96.6 million outstanding on the TALX revolving credit facility at the date of acquisition initially with borrowings under our $850.0 million senior unsecured credit facility, which we refer to as the Senior Credit Facility, and subsequently refinanced this debt in the second quarter of 2007 with ten- and thirty-year notes. The results of TALX's operations are included in our Consolidated Financial Statements beginning on May 15, 2007. TALX is reported as a separate operating segment. Subsequent to the date of the acquisition, we paid $4.1 million to the former owners of a company purchased by TALX pursuant to an earn-out agreement.

        We also acquired the assets of three mortgage reporting affiliates for cash paid of $3.8 million during the first quarter of 2007.

        2006 Acquisition.    On October 6, 2006, we acquired Austin Consolidated Holdings, Inc., known as Austin-Tetra, for $34.4 million in cash. Austin-Tetra is a provider of business-to-business data management to the commercial market. They provide companies and government agencies with information to help them better understand existing customers, target new customers, and effectively manage their vendors. This acquisition is part of our long-term growth strategy, complementing our commercial solutions operating segment. We financed this acquisition through borrowings under our long-term revolving credit facility. The results of operations for this acquisition have been included in the accompanying Consolidated Statements of Income from the date of acquisition.

        2005 Acquisitions.    To broaden and further strengthen our enabling technologies capabilities in our USCIS business, we acquired APPRO Systems, Inc., or APPRO, on March 15, 2005. APPRO provides automated credit risk management and financial technologies for consumer, commercial and retail banking lending operations. We paid a total of $91.5 million in cash to the stockholders and option holders of APPRO. The net cash impact to us of the acquisition was $74.9 million after disposition of certain assets. We financed this acquisition through available cash and $72.0 million in borrowings under an existing trade receivables-backed revolving credit facility.

        To enhance the marketing services capabilities of our USCIS business and add to our enabling technology capabilities, on August 29, 2005, we acquired BeNow, Inc., or BeNow, a provider of leading-edge solutions to multichannel marketers. BeNow combines database management and analytics to support customer marketing campaigns and optimize market opportunities in particular industries. We paid a total of $17.5 million in cash to the stockholders of BeNow. The net cash impact to us of the acquisition was $16.7 million. We financed this acquisition through available cash and $5.9 million in short-term borrowings.

        Also during 2005, in order to continue to grow our consumer credit data business in our USCIS operating segment, we acquired the credit files, contractual rights to territories (generally states or integration areas) and customer relationships and related businesses of two independent credit reporting agencies in the U.S. (also referred to as Affiliates) and one in Canada that had housed their consumer information on our system.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS (Continued)

        The acquisitions in 2005 had a total cash purchase price of $129.1 million. The purchase of one U.S. Affiliate was paid for primarily with the issuance of 0.4 million shares of Equifax treasury stock. The value of the shares was $14.7 million on the date of issuance and the number of shares issued was based on the terms of the acquisition agreement. The results of operations for these acquisitions have been included in the accompanying Consolidated Statements of Income from the respective dates of their acquisition.

        Purchase Price Allocation.    The following table summarizes the estimated fair value of the net assets acquired and the liabilities assumed at the acquisition dates. These allocations are considered final, except for those related to the 2007 acquisitions, which are preliminary estimates that will be finalized upon the completion of the federal and state tax returns and our valuation of acquired fixed assets.

	December 31,
	2007	2006
	(In millions)
Current assets	$58.0	$2.0
Property and equipment	22.1	0.3
Other assets	1.0	—
Identifiable intangible assets(1)	574.6	9.1
Goodwill(2)	968.8	28.2

Total assets acquired	1,624.5	39.6
Total liabilities assumed	(418.5)	(5.2)

Net assets acquired	$1,206.0	$34.4

(1)
Identifiable intangible assets are further disaggregated in the table below.

(2)
Of the $968.8 million in goodwill included in the 2007 preliminary purchase allocation, $107.5 million is tax deductible. All of the goodwill resulting from the 2006 acquisition is not tax deductible.

        The primary reasons the purchase price of certain of these acquisitions exceeded the fair value of the net assets acquired, which resulted in the recognition of goodwill, were expanded growth opportunities from new or enhanced product offerings, cost savings from the elimination of duplicative

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS (Continued)

activities, and the acquisition of intellectual property and workforce that are not recognized as assets apart from goodwill.

	December 31,
	2007		2006
Intangible asset category	Fair value	Weighted-average useful life	Fair value	Weighted-average useful life
	(in millions)	(in years)	(in millions)	(in years)
Customer relationships	$392.6	20.8	$7.0	7.0
Proprietary database	117.9	6.0	—	—
Acquired software and technology	33.7	4.0	0.5	3.0
Non-compete agreements	0.5	10.0	0.4	5.0
Trade names and other intangible assets	29.9	9.3	1.2	5.5

Total acquired intangibles	$574.6	16.2	$9.1	6.5

        Pro Forma Financial Information.    The following unaudited pro forma information represents consolidated results of operations as if the 2007 TALX acquisition had occurred at the beginning of the earliest year presented. The pro forma amounts may not necessarily be indicative of the operating revenues and results of operations had the acquisition actually taken place at the beginning of the earliest year presented. Furthermore, the pro forma information may not be indicative of future performance.

	Twelve Months Ended December 31,
	2007		2006
	As Reported	Pro Forma	As Reported	Pro Forma
	(In millions, except per share data)
Operating revenues	$1,843.0	$1,950.3	$1,546.3	$1,803.2
Net income	$272.7	$276.6	$274.5	$273.1
Net income per share (basic)	$2.07	$1.98	$2.16	$1.85
Net income per share (diluted)	$2.02	$1.93	$2.12	$1.81

        The impact of the 2007 Peruvian acquisition would not have significantly changed our Consolidated Statements of Income if it had occurred at the beginning of the earliest year presented and is therefore not included in the pro forma information above.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

        The allocation of the TALX purchase price is preliminary, as certain federal and state tax returns and our valuation of acquired fixed assets are not complete. See Note 2 for additional information about the TALX acquisition.

        Goodwill.    Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As discussed in Note 1, in accordance with SFAS 142, goodwill is tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment tests as of September 30th each year. Our annual impairment tests as of September 30, 2007, 2006 and 2005 resulted in no impairment of goodwill.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        As discussed in Note 12, we realigned our organization, effective January 1, 2007, which resulted in new reportable segments. To reflect this new organizational structure, we reallocated our goodwill to our new reporting units based on their relative fair value, as applicable, in accordance with SFAS 142. When reporting units are changed, SFAS 142 requires that goodwill be tested for impairment. During the first quarter of 2007, we performed our goodwill impairment test following the reallocation of goodwill, which resulted in no impairment.

        Goodwill allocated to our reportable segments at December 31, 2005 under our prior structure and changes in the carrying amount of goodwill during the twelve months ended December 31, 2006 are as follows:

	North American Operations	European Operations	Latin American Operations	Corporate	Total
	(In millions)
Balance, December 31, 2005	$524.1	$105.4	$155.8	$5.9	$791.2
Acquisitions	28.2	—	—	—	28.2
Adjustments to initial purchase price allocation	(0.2)	—	—	—	(0.2)
Foreign currency translation	—	14.3	8.5	—	22.8

Balance, December 31, 2006	$552.1	$119.7	$164.3	$5.9	$842.0

        All of our reportable segments changed as a result of our organizational realignment effective January 1, 2007. Goodwill reallocated as a result of our organizational realignment as of January 1, 2007 and changes in the amount of goodwill for the twelve months ended December 31, 2007 are as follows:

	U.S. Consumer Information Solutions	International	North America Personal Solutions	North America Commercial Solutions	TALX	Total
Balance, January 1, 2007	$491.4	$310.7	$1.8	$38.1	$—	$842.0
Acquisitions	—	5.2	—	—	963.6	968.8
Adjustments to initial purchase price allocation	(0.2)	—	—	(1.3)	—	(1.5)
Foreign currency translation	—	35.7	—	0.9	—	36.6
Tax benefits of options exercised	—	—	—	—	(11.3)	(11.3)

Balance, December 31, 2007	$491.2	$351.6	$1.8	$37.7	$952.3	$1,834.6

        Indefinite-Lived Intangible Assets.    Indefinite-lived intangible assets consist of contractual/territorial rights representing the estimated fair value of rights to operate in certain territories acquired through the purchase of independent credit reporting agencies in the U.S. and Canada. Our contractual/territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. As discussed in Note 1, in accordance with SFAS 142, we are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30th each year.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Our annual impairment test as of September 30, 2007, 2006 and 2005 resulted in no impairment of our indefinite-lived intangible assets.

        Contractual/territorial rights at December 31, 2005 and changes in the carrying amounts during the twelve months ended December 31, 2007 and 2006 are as follows:

Amount
(In millions)
Balance, December 31, 2005	$95.0
Acquisitions	0.2

Balance, December 31, 2006	95.2
Foreign currency translation	0.5

Balance, December 31, 2007	$95.7

        Purchased Intangible Assets.    Purchased intangible assets, net recorded on our Consolidated Balance Sheets at December 31, 2007 and 2006, are as follows:

	December 31, 2007			December 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In millions)
Definite-lived intangible assets:
Purchased data files	$406.6	$(221.7)	$184.9	$390.8	$(191.3)	$199.5
Acquired software and technology	72.7	(23.9)	48.8	39.1	(15.7)	23.4
Customer relationships	414.7	(18.4)	396.3	18.5	(1.9)	16.6
Proprietary database	117.6	(12.3)	105.3	—	—	—
Non-compete agreements	6.4	(5.2)	1.2	5.9	(4.6)	1.3
Trade names and other intangible assets	31.9	(3.9)	28.0	2.0	(0.6)	1.4

Total definite-lived intangible assets	$1,049.9	$(285.4)	$764.5	$456.3	$(214.1)	$242.2

        Amortization expense related to purchased intangible assets was $65.8 million, $31.4 million and $31.7 million during the twelve months ended December 31, 2007, 2006 and 2005, respectively.

        Estimated future amortization expense related to definite-lived purchased intangible assets at December 31, 2007 is as follows:

Years ending December 31,	Amount
(In millions)
2008	$86.5
2009	84.0
2010	83.6
2011	77.4
2012	73.0
Thereafter	360.0

$764.5

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. DEBT

        Debt outstanding at December 31, 2007 and 2006 was as follows:

	December 31,
	2007	2006
	(In millions)
Commercial Paper	$219.5	$—
Notes, 4.95%, due November 2007	—	250.0
Notes, 4.25%, due May 2012	12.5	—
Notes, 7.34%, due May 2014	75.0	—
Notes, 6.30%, due July 2017	300.0	—
Debentures, 6.90%, due July 2028	150.0	150.0
Notes, 7.00%, due July 2037	250.0	—
Trade receivables-backed revolving credit facility, weighted-average rate of 5.4% in 2006	—	80.0
Borrowings under long-term revolving credit facilities, weighted-average rate of 5.3% in 2007 and 2006	375.0	25.0
Other	2.2	0.1

Total debt	1,384.2	505.1
Less short-term debt and current maturities	(222.1)	(330.0)
Less unamortized discounts	(2.2)	(1.2)
Plus fair value adjustment	5.3	—

Total long-term debt, net of discount	$1,165.2	$173.9

        Scheduled future maturities of debt at December 31, 2007, are as follows:

Years ending December 31,	Amount
(In millions)
2008	$222.1
2009	2.4
2010	17.7
2011	392.9
2012	16.6
Thereafter	732.5

Total debt	$1,384.2

        Senior Credit Facility.    During the second quarter of 2007, we amended our senior unsecured revolving credit facility with a group of financial institutions, which we refer to as the Senior Credit Facility, to increase the borrowing limit from $500.0 million to $850.0 million. Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Senior Credit Facility expires in July 2011.

        The Amended Credit Agreement also includes an "accordion" feature that will allow us to request an increase of up to $150.0 million in the maximum borrowing commitment, which cannot exceed $1.0 billion. Each member of the lending group may elect to participate or not participate in any request we make to increase the maximum borrowing commitment. In addition, any increase in the

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. DEBT (Continued)

borrowing commitment pursuant to this accordion feature is subject to certain terms and conditions, including the absence of an event of default. The increased borrowing commitment may be used for general corporate purposes.

        Under our Amended Credit Agreement, we must comply with various financial and non-financial covenants. The financial covenants require us to maintain a maximum leverage ratio, defined as consolidated funded debt divided by consolidated EBITDA (as set forth in the Amended Credit Agreement) for the preceding four quarters, of not more than 3.5 to 1.0. Compliance with this financial covenant is tested quarterly. The non-financial covenants include limitations on liens, cross defaults, subsidiary debt, mergers, liquidations, asset dispositions and acquisitions. As of December 31, 2007, we were in compliance with our covenants under the Amended Credit Agreement. Our borrowings under this facility, which have not been guaranteed by any of our subsidiaries, are unsecured and will rank on parity in right of payment with all of our other unsecured and unsubordinated indebtedness from time to time outstanding.

        At December 31, 2007, interest was payable on borrowings under the existing credit facility at the base rate or London Interbank Offered Rate, or LIBOR, plus a specified margin or competitive bid option as selected by us from time to time. The annual facility fee, which we pay regardless of borrowings, and interest rate are subject to adjustment based on our debt ratings. As of December 31, 2007, $255.5 million was available for borrowings and there were outstanding borrowings of $375.0 million under this facility, which is included in long-term debt on our Consolidated Balance Sheet.

        While the underlying final maturity date of this facility is July 2011, it is structured to provide borrowings under short-term loans. Since these borrowings primarily have a maturity of thirty days, the borrowings and repayments are presented on a net basis within the financing activities portion of our Consolidated Statements of Cash Flows as net (repayments) borrowings under long-term revolving credit facilities.

        On November 1, 2007, $250.0 million of 4.95% Notes matured and was refinanced with borrowings under our Senior Credit Facility.

        Commercial Paper Program.    On May 22, 2007, we established an $850.0 million commercial paper program in which borrowings bear interest at either a variable rate (based on LIBOR or other benchmarks) or a fixed rate, with the applicable rate and margin established through private placement of commercial paper notes from time to time. Maturities of commercial paper can range from overnight to 397 days. Since the commercial paper program is backstopped by our Senior Credit Facility, the amount of commercial paper which may be issued under the program is reduced by the amount of any outstanding borrowings under our Senior Credit Facility pursuant to our existing Board authorization. At December 31, 2007, $219.5 million in commercial paper notes were outstanding, at a weighted-average fixed interest rate of 5.5% per annum, all with maturities of less than 90 days.

        4.25% Notes.    Upon our July 26, 2007 acquisition of our Atlanta, Georgia data center, we assumed a $12.5 million mortgage obligation from the prior owner of the building. The mortgage obligation has a fixed rate of interest of 4.25% per annum and is payable in annual installments until March 1, 2012.

        TALX Debt.    At the closing of the TALX acquisition in May 2007, we assumed $75.0 million in 7.34% Senior Guaranteed Notes, or TALX Notes, privately placed by TALX with several institutional

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. DEBT (Continued)

investors in May 2006 and $96.6 million outstanding under TALX's revolving credit facility. Subsequent to the TALX acquisition, we repaid and terminated the TALX revolving credit facility with borrowings under our Senior Credit Facility. We are required to repay the principal amount of the TALX Notes in five equal annual installments commencing on May 25, 2010 with a final maturity date of May 25, 2014. We may prepay the TALX Notes subject to certain restrictions and the payment of a make-whole amount. Under certain circumstances, we may be required to use proceeds of certain asset dispositions to prepay a portion of the TALX Notes. Interest on the TALX Notes is payable semi-annually until the principal becomes due and payable. We identified a fair value adjustment related to the TALX Notes in applying purchase accounting; this amount will be amortized against interest expense over the remainder of the term of the TALX Notes. At December 31, 2007, the remaining balance of this adjustment is $5.3 million and is included in long-term debt on the Consolidated Balance Sheet.

        6.3% and 7.0% Senior Notes.    On June 28, 2007, we issued $300.0 million principal amount of 6.3%, ten-year senior notes and $250.0 million principal amount of 7.0%, thirty-year senior notes, which we refer to collectively as the Notes, in underwritten public offerings. Interest is payable semi-annually in arrears on January 1 and July 1 of each year, beginning January 1, 2008. The net proceeds of the financing were used to repay short-term indebtedness, a substantial portion of which was incurred in connection with our acquisition of TALX. We must comply with various non-financial covenants, including certain limitations on liens, additional debt and mortgages, mergers, asset dispositions and sale-leaseback arrangements. The Notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness. Debt issuance costs capitalized under these offerings totaled approximately $4.8 million. The original issuance discount on these offerings totaled $1.3 million.

        In conjunction with the sale of the Notes, we entered into cash flow hedges on $200.0 million and $250.0 million notional amount of ten-year and thirty-year Treasury notes, respectively. These hedges were settled on June 25 and June 26, 2007, the dates the Notes were sold, requiring payment of $1.9 million and $3.0 million, respectively. Pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," the impact of these settlements has been recorded in other comprehensive income and will be amortized with interest expense over the respective terms of the Notes.

        Canadian Credit Facility.    We are a party to a credit agreement with a Canadian financial institution that provides for a C$10.0 million (denominated in Canadian dollars), 364-day revolving credit agreement. This agreement was renewed during 2007 and is scheduled to terminate in November 2008. During the twelve months ended December 31, 2007 and 2006, there was no activity under this facility.

        Trade Receivables-Backed Revolving Credit Facility.    We were party to a trade receivables-backed, revolving credit facility which allowed a wholly-owned subsidiary of Equifax to borrow up to $125.0 million, subject to borrowing base availability and other terms and conditions, for general corporate purposes. This facility expired on November 29, 2007, and the Company elected not to renew it for an additional term. At December 31, 2006, $80.0 million was outstanding under this facility.

        Cash paid for interest, net of capitalized interest, was $42.6 million, $30.4 million and $38.3 million during the twelve months ended December 31, 2007, 2006 and 2005, respectively.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. COMMITMENTS AND CONTINGENCIES

        Leases.    Our operating leases principally involve office space and office equipment. Other than leasing arrangements, we do not engage in off-balance sheet financing activities. Under the terms of the $29.0 million operating lease for our headquarters building in Atlanta, Georgia, which commenced in 1998 and expires in 2010, we have guaranteed a portion of the residual value of the building at the end of the lease. Total lease payments for the remaining term total $4.1 million. In the event that the property were to be sold by the lessor at the end of the lease term, we would be responsible for any shortfall of the sales proceeds, up to a maximum amount of $23.2 million, which equals 80% of the value of the property at the beginning of the lease term. The liability for this estimated shortfall, which was $1.9 million and $1.4 million December 31, 2007 and 2006, respectively, is recorded in other long-term liabilities on our Consolidated Balance Sheets.

        Rental expense for operating leases, which is recognized on a straight-line basis over the lease term, was $22.0 million, $17.9 million and $25.5 million for the twelve months ended December 31, 2007, 2006 and 2005, respectively. Our headquarters building operating lease has ground purchase options exercisable beginning in 2019, ground renewal options exercisable in 2048 and escalation clauses beginning in 2009. Expected future minimum payment obligations for non-cancelable operating leases exceeding one year are as follows as of December 31, 2007:

Years ending December 31,	Amount
(In millions)
2008	$22.7
2009	20.7
2010	17.2
2011	13.3
2012	10.2
Thereafter	58.2

$142.3

        We expect to receive $11.4 million under noncancelable sublease agreements through February 2012, the date our last sublease agreement is set to expire, $4.4 million of which represents operating expenses that our sublessors are contractually obligated to pay us over the remaining lease term. The expected sublease income is not reflected as a reduction in the total minimum rental obligations under operating leases in the table above.

        Data Processing, Outsourcing Services and Other Agreements.    We have separate agreements with International Business Machines Corporation, or IBM, Acxiom, GenPact, TCS and others to outsource portions of our computer data processing operations, applications development, maintenance and related functions and to provide certain other administrative and operational services. The agreements expire between 2008 and 2013. The estimated aggregate minimum contractual obligation remaining under these agreements is approximately $305.0 million as of December 31, 2007, with no future year expected to exceed approximately $90.0 million. Annual payment obligations in regard to these agreements vary due to factors such as the volume of data processed; changes in our servicing needs as a result of new product offerings, acquisitions or divestitures; the introduction of significant new technologies; foreign currency; or the general rate of inflation. In certain circumstances (e.g., a change in control or for our convenience), we may terminate these data processing and outsourcing agreements, and, in doing so, certain of these agreements require us to pay a significant penalty.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. COMMITMENTS AND CONTINGENCIES (Continued)

        Our data processing outsourcing agreement with IBM was renegotiated in 2003 for a ten-year term. Under this agreement (which covers our operations in North America, Europe, Brazil and Chile), we have outsourced our mainframe and midrange operations, help desk service and desktop support functions, and the operation of our voice and data networks. The scope of such services varies by location. During 2007, 2006 and 2005, we paid $115.0 million, $112.1 million and $120.8 million, respectively, for these services. The estimated future minimum contractual obligation at December 31, 2007 under this agreement is approximately $255.0 million, with no year expected to exceed approximately $55.0 million. We may terminate certain portions of this agreement without penalty in the event that IBM is in material breach of the terms of the agreement.

        Agreement with Computer Sciences Corporation.    We have an agreement with Computer Sciences Corporation, or CSC, and certain of its affiliates, collectively CSC, under which CSC-owned credit reporting agencies utilize our computerized credit database services. CSC retains ownership of its credit files and the revenues generated by its credit reporting activities. We receive a processing fee for maintaining the database and for each report supplied. The agreement will expire on July 31, 2018 and is renewable at the option of CSC for successive ten-year periods. The agreement provides us with an option to purchase CSC's credit reporting business if it does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. Under the agreement CSC also has an option, exercisable at any time, to sell its credit reporting business to us. The option expires in 2013. The option exercise price will be determined by a third-party appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if the option were exercised at December 31, 2007, the price range would approximate $650.0 million to $725.0 million. This estimate is based solely on our internal analysis of the value of the business, current market conditions and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than the estimated amount.

        Change in Control Agreements.    We have entered into change in control severance agreements with certain key executives. The agreements provide for, among other things, certain payments and benefits in the event of a qualifying termination of employment (i.e., termination of employment by the executive for "good reason" or termination of employment by the Company without "cause," each as defined in the agreements) within six months prior to or three years following a change in control of the Company. In the event of a qualifying termination, the executive will become entitled to continuation of group health, dental, vision, life, disability, 401(k) and similar benefits for three years, as well as a lump sum severance payment, all of which differs by executive.

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

        If these change in control agreements had been triggered as of December 31, 2007, payments of approximately $32.8 million would have been made (excluding tax gross-up amounts of $14.9 million). Under the Company's existing director and employee stock benefit plans, a change in control generally would result in the immediate vesting of all outstanding stock options and satisfaction of the restrictions on any outstanding nonvested stock awards.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. COMMITMENTS AND CONTINGENCIES (Continued)

        Guarantees and Indemnifications.    We account for guarantees in accordance with FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which required the prospective recognition and measurement of certain guarantees and indemnifications upon adoption. Accordingly, any contractual guarantees or indemnifications we have issued or modified subsequent to December 31, 2002 are subject to evaluation. If required, a liability for the fair value of the obligation undertaken will be recognized.

        Guarantees.    We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit is not material at December 31, 2007, and all have a maturity of one year or less. Guarantees are issued from time to time to support the needs of our operating units.

        In connection with the sale of our risk management collections business to RMA Holdings, LLC, or RMA, in October 2000, we guaranteed the operating lease payments of a partnership affiliated with RMA to a lender of the partnership pursuant to a term loan. The operating lease, which expires December 31, 2011, has a remaining balance of $5.3 million, based on the undiscounted value of remaining lease payments, including real estate taxes, at December 31, 2007. On September 12, 2005, RMA sold substantially all of its assets to NCO Group, Inc., or NCO. In conjunction with this sale, NCO agreed to assume the operating lease obligations discussed above, which we will continue to guarantee. We believe that the likelihood of demand for payment by us is minimal and expect no material losses to occur related to this guarantee. Accordingly, we do not have a liability on our Consolidated Balance Sheets at December 31, 2007 or 2006 related to this guarantee.

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

        We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We have no accrual related to indemnifications on our Consolidated Balance Sheets at December 31, 2007 and 2006.

        Subsidiary Dividend and Fund Transfer Limitations.    The ability of some of our subsidiaries and associated companies to transfer funds to us is limited, in some cases, by certain restrictions imposed by

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. COMMITMENTS AND CONTINGENCIES (Continued)

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

        During 2006, we recorded a $5.0 million loss contingency ($3.0 million, net of tax) related to certain legal matters in our Personal Solutions operating segment. Of this $5.0 million, pretax, loss, $4.0 million was recognized in selling, general and administrative expenses and $1.0 million was recognized in cost of services on our Consolidated Statement of Income. In February 2007, we entered into a tentative settlement related to these litigation matters. The remaining accrual at December 31, 2007 was less than $1.0 million.

        During 2006, we also recorded a $4.0 million, pretax, loss contingency ($2.5 million, net of tax) associated with certain litigation matters within our USCIS operating segment on our Consolidated Balance Sheet. Of this $4.0 million, pretax, loss, $3.5 million was recognized in selling, general and administrative expenses and $0.5 million was recognized in cost of services on our Consolidated Statement of Income. Because this litigation remains pending, the liability at December 31, 2007 was $4.0 million.

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

        Tax Matters.    In 2003, the Canada Revenue Agency, or CRA, issued Notices of Reassessment, asserting that Acrofax, Inc., a wholly-owned Canadian subsidiary of Equifax, is liable for additional tax for the 1995 through 2000 tax years, related to certain intercompany capital contributions and loans. The additional tax sought by the CRA for these periods ranges, based on alternative theories, from $8.7 million ($8.5 million in Canadian dollars) to $19.4 million ($19.0 million in Canadian dollars) plus interest and penalties. Subsequently in 2003, we made a statutorily-required deposit for a portion of the claim. We intend to vigorously contest these reassessments and do not believe we have violated any

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. COMMITMENTS AND CONTINGENCIES (Continued)

statutory provision or rule. While we believe our potential exposure is less than the asserted claims and not material to our Consolidated Financial Statements, if the final outcome of this matter was unfavorable to us, an additional claim may be filed by the local province. The likelihood and potential amount of such claim is unknown at this time. We cannot predict when this tax matter will be resolved.

6. INCOME TAXES

        We record deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities. See Note 1 for additional information about our income tax policy.

        The provision for income taxes from continuing operations consisted of the following:

	Twelve Months Ended December 31,
	2007	2006	2005
	(In millions)
Current:
Federal	$91.3	$93.7	$89.8
State	8.1	6.0	10.2
Foreign	48.1	44.3	32.8

	147.5	144.0	132.8

Deferred:
Federal	4.3	(0.8)	13.9
State	(0.6)	(4.5)	(3.0)
Foreign	0.7	2.7	0.5

	4.4	(2.6)	11.4

Provision for income taxes	$151.9	$141.4	$144.2

        Domestic and foreign income from continuing operations before income taxes was as follows:

	Twelve Months Ended December 31,
	2007	2006	2005
	(In millions)
U.S.	$260.6	$298.0	$286.3
Foreign	164.0	117.9	104.4

	$424.6	$415.9	$390.7

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INCOME TAXES (Continued)

        The provision for income taxes from continuing operations was reconciled with the U.S. federal statutory rate, as follows:

	Twelve Months Ended December 31,
	2007	2006	2005
	(In millions)
Federal statutory rate	35.0%	35.0%	35.0%
Provision computed at federal statutory rate	$148.6	$145.6	$136.8
State and local taxes, net of federal tax benefit	3.6	0.6	4.6
Foreign	3.9	6.9	1.2
Valuation allowance	(2.6)	(0.7)	0.4
Tax reserves*	1.7	(7.0)	(1.8)
Other**	(3.3)	(4.0)	3.0

Provision for income taxes	$151.9	$141.4	$144.2

Effective income tax rate	35.8%	34.0%	36.9%

*
During the third quarter of 2006, the applicable statute of limitations related to uncertain tax positions expired, resulting in the reversal of the related income tax reserve. The reversal of the reserves resulted in a $9.5 million income tax benefit. This is reflected in tax reserves on the effective tax reconciliation and reduced our 2006 effective tax rate by 2.3%.

**
During the second quarter of 2006, we recognized a non-taxable gain of $14.1 million related to the litigation settlement with Naviant, Inc. The non-taxable gain reduced our 2006 effective rate by 1.3%.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INCOME TAXES (Continued)

        Components of the deferred income tax assets and liabilities at December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
	(In millions)
Deferred income tax assets:
Employee pension benefits	$60.9	$68.3
Net operating and capital loss carryforwards	40.2	35.0
Unrealized foreign exchange loss	8.2	26.9
Foreign tax credits	19.5	21.4
Employee compensation programs	25.4	18.8
Reserves and accrued expenses	17.4	14.5
Deferred revenue	7.2	7.4
Other	9.7	0.3

Gross deferred income tax assets	188.5	192.6
Valuation allowance	(60.8)	(74.8)

Total deferred income tax assets, net	$127.7	$117.8

Deferred income tax liabilities:
Goodwill and intangible assets	(305.3)	(99.4)
Pension expense	(74.4)	(75.8)
Undistributed earnings of foreign subsidiaries	(5.2)	(4.4)
Depreciation	(2.7)	(1.4)
Other	(6.1)	(3.4)

Total deferred income tax liability	(393.7)	(184.4)

Net deferred income tax liability	$(266.0)	$(66.6)

        Our deferred income tax assets, included in other current assets, and liabilities at December 31, 2007 and 2006, are included in the accompanying Consolidated Balance Sheets as follows:

	December 31,
	2007	2006
	(In millions)
Current deferred income tax assets	$11.1	$4.2
Long-term deferred income tax liabilities	(277.1)	(70.8)

Net deferred income tax liability	$(266.0)	$(66.6)

        We record deferred income taxes on the temporary differences of our foreign subsidiaries and branches, except for the temporary differences related to undistributed earnings of subsidiaries which we consider indefinitely invested. We have indefinitely invested $91.3 million attributable to pre-2004 undistributed earnings of our Canadian and Chilean subsidiaries. If the pre-2004 earnings were not considered indefinitely invested, $7.6 million of deferred U.S. income taxes would have been provided. Such taxes, if ultimately paid, may be recoverable as U.S. foreign tax credits.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INCOME TAXES (Continued)

        As of December 31, 2007, we had a deferred tax asset of $8.2 million related to accumulated foreign currency translation losses for foreign locations, excluding adjustments for pre-2004 Canadian and Chilean earnings. A full valuation allowance, included in accumulated other comprehensive loss, has been provided due to uncertainty of future realization of this deferred tax asset.

        At December 31, 2007, we had U.S. federal and state net operating loss carryforwards of $342.3 million which will expire at various times between 2012 and 2027. We also had foreign net operating loss carryforwards totaling $72.6 million of which $47.9 million will expire between 2012 and 2020 and the remaining $24.7 million will carryforward indefinitely. U.S. federal and state capital loss carryforwards total $1.7 million at December 31, 2007, all of which will expire by 2011. Foreign capital loss carryforwards of $26.3 million may be carried forward indefinitely. Additionally, we had foreign tax credit carryforwards of $19.5 million, of which $14.9 million will begin to expire between 2010 and 2015 and the remaining $4.6 million will be available to be utilized upon repatriation of foreign earnings. Tax-effected state net operating loss, capital loss, foreign tax credit carryforwards and other foreign deferred tax assets of $52.6 million have been fully reserved in the deferred tax asset valuation allowance.

        Cash paid for income taxes, net of amounts refunded, was $139.9 million, $144.9 million and $108.6 million during the twelve months ended December 31, 2007, 2006 and 2005, respectively.

        Adoption of FIN 48.    We adopted FIN 48 on January 1, 2007. The impact of our reassessment of our tax positions in accordance with the requirements of FIN 48 was immaterial to our Consolidated Financial Statements.

        We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes on our Consolidated Statements of Income. Our classification of interest and penalties did not change as a result of adopting FIN 48.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Total
(In millions)
Balance at January 1, 2007	$26.7
Increases Related to Prior Year Tax Positions	1.5
Decreases Related to Prior Year Tax Positions	(0.8)
Increases Related to Current Year Tax Positions	2.3
Decreases Related to Settlements	(1.3)
Expiration of the Statute of Limitations for the Assessment of Taxes	(0.6)
Purchase Accounting	0.4
Currency Translation Adjustment	1.2

Balance at December 31, 2007	$29.4

        We had a $34.1 million liability recorded for the unrecognized tax benefits as of January 1, 2007, which included interest and penalties of $7.4 million. As of January 1, 2007, the total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $29.1 million, which included interest and penalties of $5.4 million. We have a $37.6 million liability recorded for the unrecognized tax benefits as of December 31, 2007, which includes interest and penalties of

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INCOME TAXES (Continued)

$8.2 million. The total amount of unrecognized benefits that, if recognized, would affect the effective tax rate is $30.0 million, which includes interest and penalties of $5.6 million. We accrued potential interest and penalties of $0.2 million related to unrecognized tax benefits during 2007.

        Equifax and its subsidiaries are subject to U.S federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years before 2002, with few exceptions including those discussed below for Canada and the U.K. In Canada, we are under audit by the Canada Revenue Agency for the 1995 through 2002 tax years (see Note 5 of the Notes to Consolidated Financial Statements). For the U.K., tax years after 1999 are open for examination. Additionally, the Internal Revenue Service is currently examining our 2004 U.S. income tax return. Due to the potential for resolution of Federal, state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that Equifax's gross unrecognized tax benefit balance may change within the next twelve months by a range of zero to $17.9 million, related primarily to issues involving the Brazilian and U.K. operations.

7. STOCK-BASED COMPENSATION

        We have two active share-based award plans that provide our officers and certain employees with stock options and nonvested stock. These plans are described below. Total stock-based compensation expense was $17.6 million, $17.4 million and $8.2 million, for the twelve months ended December 31, 2007, 2006 and 2005, respectively, of which $15.7 million, $16.1 million and $8.2 million, respectively, was included in selling, general and administrative expenses and the remaining amount is included in cost of services in our Consolidated Statements of Income. The income tax benefit related to stock-based compensation expense was $6.6 million, $8.9 million and $18.1 million for the twelve months ended December 31, 2007, 2006 and 2005, respectively.

        SFAS 123R requires that benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced operating cash flows and increased financing cash flows by $7.0 million and $7.2 million during the twelve months ended December 31, 2007 and 2006.

  Stock Options.

        Our shareholders have approved a stock option plan, the 2000 Stock Incentive Plan, which provides that qualified and nonqualified stock options may be granted to officers and other employees. In conjunction with our acquisition of TALX, we assumed options outstanding under the legacy TALX stock option plan, which was approved by TALX shareholders. In addition, stock options remain outstanding under two shareholder-approved plans and three non-shareholder-approved plans from which no new grants may be made. The 2000 Stock Incentive Plan requires that stock options be granted at exercise prices not less than market value on the date of grant. Generally, stock options are subject to graded vesting for periods of up to three years based on service, with 33% vesting for each year of completed service, and expire ten years from the grant date.

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

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCK-BASED COMPENSATION (Continued)

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

        The fair value for stock options granted during the twelve months ended December 31, 2007, 2006 and 2005, was estimated at the date of grant, using the binomial model (2007 and 2006) and the Black-Scholes-Merton model (2005), respectively, with the following weighted-average assumptions:

	Twelve Months Ended December 31,
	2007	2006	2005
Dividend yield	0.5%	0.5%	0.5%
Expected volatility	22.4%	24.0%	33.0%
Risk-free interest rate	4.6%	4.8%	3.8%
Expected term (in years)	4.6	4.4	4.5
Weighted-average fair value of stock options granted	$10.52	$8.33	$9.81

        The following table summarizes changes in outstanding stock options during the twelve months ended December 31, 2007, as well as stock options that are vested and expected to vest and stock options exercisable at December 31, 2007:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at December 31, 2006	5,930	$24.95
Granted (all at market price)	2,742	$18.60
Exercised	(2,073)	$16.15
Forfeited and cancelled	(115)	$32.64

Outstanding at December 31, 2007	6,484	$24.94	5.1	$77.7

Vested and expected to vest at December 31, 2007	6,297	$24.61	5.0	$77.3

Exercisable at December 31, 2007	5,157	$21.52	4.3	$76.7

        The aggregate intrinsic value amounts in the table above represent the difference between the closing price of Equifax's common stock on December 31, 2007 and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on December 31, 2007. In future periods, this amount will change depending on fluctuations in Equifax's stock price. The total intrinsic value of stock options exercised during the twelve months ended December 31, 2007 was $48.6 million. At December 31, 2007, our total unrecognized compensation cost related to stock options was $4.3 million with a weighted-average recognition period of 1.0 years.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCK-BASED COMPENSATION (Continued)

        The following table summarizes changes in outstanding options and the related weighted-average exercise price per share for the twelve months ended December 31, 2006 and 2005:

	December 31,
	2006		2005
	Shares	Average Price	Shares	Average Price
	(Shares in thousands)
Outstanding at the beginning of the year	6,453	$22.68	9,484	$20.76
Granted (all at market price)	825	$36.56	745	$30.99
Cancelled	(50)	$29.36	(89)	$25.06
Exercised	(1,298)	$20.92	(3,687)	$33.78

Outstanding at the end of the year	5,930	$24.95	6,453	$22.68

Exercisable at end of year	4,798	$23.03	5,309	$21.72

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

        The following table summarizes changes in our nonvested stock during the twelve months ended December 31, 2007 and the related weighted-average grant date fair value:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2006	811	$31.64
Granted	297	$40.49
Vested	(257)	$40.29
Forfeited	(28)	$34.29

Nonvested at December 31, 2007	823	$38.33

        The total fair value of nonvested stock that vested during the twelve months ended December 31, 2007 was $10.4 million, based on the weighted-average fair value on the vesting date, and $7.3 million, based on the weighted-average fair value on the date of grant. At December 31, 2007, our total unrecognized compensation cost related to nonvested stock was $12.7 million with a weighted-average recognition period of 1.8 years.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCK-BASED COMPENSATION (Continued)

        The following table summarizes information about nonvested stock grants for the twelve months ended December 31, 2006 and 2005:

Year		Number of Shares	Average Fair Value
		(Shares in thousands)
2006	Grants	271	$36.97
	Cancellations	(16)	$27.90
2005	Grants	290	$32.28
	Cancellations	(15)	$29.12

        We expect to issue new shares of common stock or common shares held by our employee benefits trust upon the exercise of stock options or once nonvested shares vest. We have not changed our policies related to stock-based awards, such as the quantity or type of instruments issued, as a result of adopting SFAS 123R, nor have we changed the terms of our stock-based awards. At December 31, 2007, there were 5.6 million shares available for future stock option grants and nonvested stock awards.

  2005 Pro Forma Impact.

        Prior to January 1, 2006, we accounted for stock-based compensation under APB 25 and related interpretations, as permitted by SFAS 123 and SFAS No. 148, "Accounting for Stock-Based Compensation—Transitional Disclosure." Accordingly, by our use of the intrinsic value method to account for stock-based employee compensation, we did not recognize compensation cost in connection with our stock option plans during the twelve months ended December 31, 2005. If we had elected to recognize compensation cost for our stock option plans during the twelve months ended December 31, 2005 based on the grant date fair value as prescribed by SFAS 123, net income and EPS would have been reduced to the pro forma amounts indicated in the table below:

(In millions, except per share amounts)	Twelve Months Ended December 31, 2005
Net income, as reported	$246.5
Add: Total stock-based employee compensation expense, net of related tax effect, included in reported net income	5.2
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(7.2)

Pro forma net income	$244.5

Earnings per share:
Basic—as reported	$1.90

Basic—pro forma	$1.88

Diluted—as reported	$1.86

Diluted—pro forma	$1.85

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. SHAREHOLDERS' EQUITY

        Employee Benefit Trusts.    We maintain three employee benefit trusts for the purpose of satisfying obligations under certain benefit plans. These trusts held 3.7 million and 3.9 million shares of Equifax stock with a value, at cost, of $57.7 million and $59.5 million at December 31, 2007 and 2006, respectively, as well as cash, which was not material for both periods presented. The three employee benefits trusts are as follows:

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

  •
  The Supplemental Executive Retirement Plans Grantor Trust's assets are dedicated to ensure the payment of benefits accrued under our Supplemental Executive Retirement Plans in case of a change in control, as defined in this trust agreement.

The assets in these plans are subject to creditors claims in case of insolvency of Equifax Inc.

        Rights Plan.    Our Board of Directors has adopted a shareholder rights plan designed to protect our shareholders against abusive takeover attempts and tactics. The rights plan operates to dilute the interests of any person or group attempting to take control of the Company if the attempt is not deemed by our Board of Directors to be in the best interests of our shareholders. Under the rights agreement, as originally adopted in October 1995 and amended and restated in October 2005, holders of our common stock were granted one right to purchase common stock, or Right, for each outstanding share of common stock held of record on November 24, 1995. All newly issued shares of common stock since that date have been accompanied by a Right. The Rights will become exercisable and trade independently from our common stock if a person or group acquires or obtains the right to acquire 20% or more of Equifax's outstanding shares of common stock, or commences a tender or exchange offer that would result in that person or group acquiring 20% or more of the outstanding common stock, in each case without the consent of our Board. In the event the Rights become exercisable, each holder (other than the acquiring person or group) will be entitled to purchase that number of shares of securities or other property of Equifax having a market value equal to two times the exercise price of the Right. If Equifax were acquired in a merger or other business combination, each Right would entitle its holder to purchase the number of the acquiring company's common stock having a market value of two times the exercise price of the Right. In either case, our Board may choose to redeem the Rights for $0.01 per Right before they become exercisable. The Rights will expire on November 6, 2015, unless earlier redeemed, exchanged or amended by the Board.

9. BENEFIT PLANS

        We have defined benefit pension plans and defined contribution plans. Substantially all U.S., Canadian and U.K. employees participate in one or more of these plans. We also maintain certain

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. BENEFIT PLANS (Continued)

healthcare and life insurance benefit plans for eligible retired employees. The measurement date for our defined benefit pension plans and other postretirement benefit plans is December 31st of each year.

        Pension Benefits.    Pension benefits are provided through U.S. and Canadian defined benefit pension plans and two supplemental executive defined benefit pension plans.

        U.S. and Canadian Retirement Plans.    We have one non-contributory qualified retirement plan covering most U.S. salaried employees (the Equifax Inc. Pension Plan, or EIPP) and a defined benefit plan for most salaried and hourly employees in Canada (the Canadian Retirement Income Plan, or CRIP). We also have a qualified retirement plan that covers U.S. salaried employees (the U.S. Retirement Income Plan, or USRIP) who terminated or retired before January 1, 2005. Benefits from these plans are primarily a function of salary and years of service.

        In 2007 and 2006, we made discretionary contributions to the EIPP of $12.0 million and $20.0 million, respectively, and in 2006 funded $2.0 million for our other postretirement benefit plans. At December 31, 2007, the USRIP and the EIPP met or exceeded ERISA's minimum funding requirements. We do not expect to have to make any minimum funding contributions under ERISA for 2008 with respect to the USRIP or the EIPP, based on applicable law as currently in effect.

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

        Other Benefits.    We maintain certain healthcare and life insurance benefit plans for eligible retired employees. Substantially all of our U.S. employees may become eligible for the healthcare benefits if they reach retirement age while working for us and satisfy certain years of service requirements. The retiree life insurance program covers employees who retired on or before December 31, 2003. We accrue the cost of providing healthcare benefits over the active service period of the employee.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. BENEFIT PLANS (Continued)

  Obligations and Funded Status.

        A reconciliation of the benefit obligations, plan assets and funded status of the plans is as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
	(In millions)
Change in benefit obligation
Benefit obligation at January 1,	$582.7	$579.7	$30.7	$30.2
Service cost	10.8	10.0	0.4	0.4
Interest cost	33.2	32.1	1.7	1.6
Plan participants' contributions	—	—	1.1	0.9
Amendments	0.2	2.3	—	—
Actuarial (gain) loss	(14.0)	(4.3)	3.4	1.9
Foreign currency exchange rate changes	7.7	0.1	—	—
Retiree drug subsidy paid	—	—	0.4	0.1
Special termination beneifts	—	0.5	—	—
Benefits paid	(39.0)	(37.7)	(4.8)	(4.4)

Benefit obligation at December 31,	581.6	582.7	32.9	30.7

Change in plan assets
Fair value of plan assets at January 1,	579.2	529.4	17.3	13.8
Actual return on plan assets	41.6	64.0	1.7	1.5
Employer contributions	15.5	23.5	3.7	5.5
Plan participants' contributions	—	—	1.1	0.9
Foreign currency exchange rate changes	9.3	—	—	—
Benefits paid	(39.0)	(37.7)	(4.8)	(4.4)

Fair value of plan assets at December 31,	606.6	579.2	19.0	17.3

Funded status of plan	25.0	(3.5)	(13.9)	(13.4)
Unrecognized prior service cost	5.9	6.7	3.1	3.6
Unrecognized actuarial loss	150.2	170.5	8.8	5.9

Prepaid (accrued) benefit cost	$181.1	$173.7	$(2.0)	$(3.9)

        The accumulated benefit obligation for the USRIP, EIPP, CRIP and Supplemental Retirement Plans was $553.7 million and $557.1 million at December 31, 2007 and 2006, respectively.

        At December 31, 2007, the Supplemental Retirement Plans had projected benefit obligations and accumulated benefit obligations in excess of those plans' respective assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these plans were $47.1 million, $43.6 million and zero, respectively, at December 31, 2007.

        At December 31, 2006, the Supplemental Retirement Plans had projected benefit obligations and accumulated benefit obligations in excess of those plans' respective assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these plans were $46.8 million, $43.7 million and zero, respectively, at December 31, 2006. The EIPP had a projected

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. BENEFIT PLANS (Continued)

benefit obligation of $108.2 million which is greater than the $103.9 million of plan assets; however, the plan assets were in excess of the $92.3 million accumulated benefit obligation.

        The following table represents the net amounts recognized, or the funded status of our pension and other postretirement benefit plans, in our Consolidated Balance Sheets at December 31, 2007 and 2006:

	Pension Benefits		Other Benefits
(In millions)	2007	2006	2007	2006
Amounts recognized in the statements of financial position consist of:
Prepaid pension asset	$72.2	$47.7	$—	$—
Current liabilities	(3.7)	(3.5)	—	—
Long-term liabilities	(43.5)	(47.7)	(13.9)	(13.4)

Net amount recognized	$25.0	$(3.5)	$(13.9)	$(13.4)

        Included in accumulated other comprehensive loss at December 31, 2007 and 2006, were the following amounts that have not yet been recognized in net periodic pension cost:

	Pension Benefits		Other Benefits
(In millions)	2007	2006	2007	2006
Prior service cost, net of accumulated taxes of $2.2 and $2.4 in 2007 and 2006, respectively, for pension benefits and $1.1 and $1.3, respectively, for other benefits	$3.7	$4.3	$2.0	$2.3
Net actuarial loss, net of accumulated taxes of $54.8 and $62.4 in 2007 and 2006 for pension benefits and $3.2 and $2.2, respectively, for other benefits	95.2	108.1	5.6	3.7

Accumulated other comprehensive loss	$98.9	$112.4	$7.6	$6.0

        The following indicates amounts recognized in other comprehensive income during the twelve months ended December 31, 2007:

(In millions)	Pension Benefits	Other Benefits
Amounts arising during the period:
Net actuarial (gain) loss, net of taxes of $(4.7) for pension benefits and $1.2 for other benefits	$(8.2)	$2.1
Foreign currency exchange rate loss, net of taxes of $0.5 for pension benefits	0.8	—
Prior service cost, net of taxes of $0.1 for pension benefits	0.1	—
Amounts recognized in net periodic benefit cost during the period:
Recognized actuarial loss, net of taxes of $(3.3) for pension benefits and $(0.1) for other benefits	(5.6)	(0.2)
Amortization of prior service cost, net of taxes of $(0.4) for pension benefits and $(0.2) for other benefits	(0.6)	(0.3)

Total recognized in other comprehensive income	$(13.5)	$1.6

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. BENEFIT PLANS (Continued)

Components of Net Periodic Benefit Cost.

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
	(In millions)
Service cost	$10.8	$10.0	$7.7	$0.4	$0.4	$0.4
Interest cost	33.2	32.1	31.8	1.7	1.6	1.6
Expected return on plan assets	(42.9)	(41.0)	(40.5)	(1.5)	(1.2)	(1.0)
Amortization of prior service cost	1.0	0.8	4.7	0.5	0.5	0.6
Recognized actuarial loss	8.9	10.0	8.3	0.3	0.2	—
Special termination benefit	—	0.5	—	—	—	—

Total net periodic benefit cost	$11.0	$12.4	$12.0	$1.4	$1.5	$1.6

        The following represents the amount of prior service cost and actuarial loss included in accumulated other comprehensive loss that is expected to be recognized in net periodic benefit cost during the twelve months ended December 31, 2008:

(In millions)	Pension Benefits	Other Benefits
Prior service cost, net of taxes of $0.4 for pension benefits and and $0.1 for other benefits	$0.6	$0.3
Actuarial loss, net of taxes of $2.2 for pension benefits and and $0.2 for other benefits	$3.9	$0.4

Weighted-Average Assumptions.

	Pension Benefits		Other Benefits
Weighted-average assumptions used to determine benefit obligations at December 31,
	2007	2006	2007	2006
Discount rate	6.23%	5.86%	6.04%	5.84%
Rate of compensation increase	4.30%	4.28%	N/A	N/A

	Pension Benefits			Other Benefits
Weighted-average assumptions used to determine net periodic benefit cost at December 31,
	2007	2006	2005	2007	2006	2005
Discount rate	5.86%	5.68%	5.90%	5.84%	5.58%	5.92%
Expected return on plan assets	8.00%	7.99%	7.98%	8.00%	8.00%	8.00%
Rate of compensation increase	4.28%	4.28%	4.34%	N/A	N/A	N/A

        The calculation of the net periodic benefit cost for the USRIP, EIPP and CRIP utilizes a market-related value of assets. The market-related value of assets recognizes the difference between actual returns and expected returns over five years at a rate of 20% per year.

        An initial 9.0% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2008. The rate was assumed to decrease gradually to an ultimate rate of 5.0% by 2012. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. BENEFIT PLANS (Continued)

healthcare plan. A one-percentage point change in assumed healthcare cost trend rates at December 31, 2007 would have had the following effects:

(In millions)	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total service and interest cost components	$0.2	$(0.2)
Effect on accumulated postretirement benefit obligation	$2.5	$(2.2)

        We estimate that the future benefits payable for our retirement and postretirement plans are as follows at December 31, 2007:

Years ending December 31,	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Other Benefit Plans
	(In millions)
2008	$37.8	$2.5	$3.8
2009	$38.5	$2.6	$4.0
2010	$38.6	$2.6	$3.9
2011	$38.8	$2.7	$4.0
2012	$39.3	$2.8	$3.8
Next five fiscal years to December 31, 2017	$201.6	$15.3	$16.3

  USRIP and EIPP, or the Plans, Investment and Asset Allocation Strategies.

        The primary goal of the asset allocation strategy of the Plans is to produce a total investment return, employing the lowest possible level of financial risk, which will: (1) satisfy annual cash benefits payments to the Plans' participants and (2) maintain and increase the total market value of the Plans' assets, after cash benefits payments, on a real (inflation adjusted) basis. Maximization of total investment return is not, taken in isolation, a goal of the asset allocation strategies of the Plans. Return maximization is pursued subject to the asset allocation risk control constraints noted previously. The Plan's investment managers are required to abide by the provisions of ERISA. Standards of performance for each manager include an expected return versus an assigned benchmark, a measure of volatility, and a time period of evaluation.

        The Plans' asset allocation strategies are determined based upon guidelines provided by our external advisor. This forecasting process takes into account projected investment returns by asset category, the correlation among those returns, the standard deviation of those returns and the future pattern of actuarial liabilities to which the plan is obligated. Asset/liability forecasting is conducted periodically, as needed, utilizing input from our external consulting actuaries, and our external investment advisor. The Plans' asset allocation and ranges are approved by in-house Plan Administrators, who are Named Fiduciaries under ERISA. Investment recommendations are made by our external advisor, working in conjunction with our in-house Investment Officer. The expected return on plan assets assumption of 8.00% and 8.25% for the USRIP and the EIPP, respectively, in 2007 was based on the 50th percentile return from our asset/liability forecasting process.

        The Plans, in an effort to meet their asset allocation objectives, utilize a variety of asset classes which have historically produced returns which are relatively uncorrelated to those of the S&P 500. Asset classes included in this category are alternative assets (hedge fund-of-funds), venture capital (including secondary private equity) and real estate. The primary benefits to the Plans of using these

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. BENEFIT PLANS (Continued)

types of asset classes are: (1) their non-correlated returns reduce the overall volatility of the Plans' portfolio of assets, and (2) they produce superior risk-adjusted returns. Additionally, the Plans allow certain of their managers, subject to specific risk constraints, to utilize derivative instruments, in order to enhance asset return, reduce volatility or both. Derivatives are primarily employed by the Plans in their fixed income portfolios and in the hedge fund-of-funds area.

        The Plans are prohibited from investing additional amounts in Equifax stock once the market value of stock held by each plan exceeds 10% of the total market value of each plan. At both December 31, 2007 and 2006, the USRIP's assets included 0.9 million shares of Equifax common stock, with a market value of $33.6 million and $37.5 million, respectively. At December 31, 2007 and 2006, the EIPP's assets included 0.1 million shares of Equifax common stock for both periods, with a market value of $3.9 million and $4.3 million, respectively. Not more than 5% of the portfolio (at cost) shall be invested in the securities of any one issuer, with the exceptions of Equifax common stock, and U.S. Treasury and government agency securities.

        During 2007, the Equifax Master Trust entered into certain allowed derivative arrangements in order to minimize potential losses in the Plans' assets. The Company bears no responsibility or liability under these arrangements.

        The following USRIP and EIPP asset allocation ranges and actual allocations were in effect as of December 31, 2007 and 2006:

		Actual
	Range	2007	2006
USRIP
Large-Cap Equity	15%-35%	20.6%	23.3%
Mid-Cap Equity	2%-10%	7.3%	8.0%
Small-Cap Equity	2%-10%	5.8%	6.7%
International Equity	10%-30%	17.5%	20.7%
Private Equity	2%-8%	6.2%	6.4%
Hedge Funds	15%-30%	19.4%	19.1%
Real Assets	2%-10%	1.7%	2.5%
Fixed Income	10%-25%	12.3%	11.4%
Cash	0%-15%	9.2%	1.9%
EIPP
Large-Cap Equity	15%-35%	26.6%	25.3%
Mid-Cap Equity	3%-10%	3.0%	13.9%
Small-Cap Equity	2%-10%	3.3%	7.4%
International Equity	10%-30%	20.7%	15.4%
Private Equity	2%-10%	3.0%	2.9%
Hedge Funds	15%-25%	14.3%	14.4%
Real Assets	5%-15%	11.7%	13.0%
Fixed Income	5%-20%	6.1%	6.8%
Cash	0%-15%	11.3%	0.9%

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. BENEFIT PLANS (Continued)

CRIP Investment and Asset Allocation Strategies

        The Pension Committee of the CRIP has retained an investment manager who has the discretion to invest in various asset classes with the care, skill, and diligence expected of professional prudence. The CRIP has a separate custodian of those assets, which are held in various segregated pooled funds. The Pension Committee maintains an investment policy for the CRIP, which imposes certain limitations and restrictions regarding allowable types of investments. The current investment policy imposes those restrictions on investments or transactions such as (1) Equifax common stock or securities, except as might be incidental to any pooled funds which the plan may have, (2) commodities or loans, (3) short sales and the use of margin accounts, (4) put and call options, (5) private placements, and (6) transactions which are "related-party" in nature as specified by the Canadian Pension Benefits Standards Act and its regulations.

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

        The plan's manager derives its investment return projections using several criteria. The determination of projected inflation is necessary to apply the premium to compute the nominal return for each asset class. The risk premium is based on historical studies of capital markets. The real return expectations for the various asset classes are based on historical relationships that acknowledge the risk premium inherent among the various asset classes. The nominal return, computed as described above, is then adjusted for various market and economic factors, including the status of the economic cycle, currency issues, the direction of interest rates, and price/earnings multiples. Next, specific time-weighted return targets are set for the total fund, based on a benchmark portfolio return. The Pension Committee expects the investment manager to exceed that return by a predetermined value over a certain period.

        The following specifies the asset allocation ranges and actual allocation as of December 31, 2007 and 2006:

		Actual
	Range	2007	2006
CRIP
Canadian Equities	30%-50%	39.1%	37.7%
U.S. Equities	9%-29%	19.3%	20.4%
International Equities	0%-19%	9.5%	12.0%
Fixed Income	20%-40%	30.0%	29.8%
Money Market	0%-10%	2.1%	0.1%

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. BENEFIT PLANS (Continued)

        The investment goal is to achieve the composite return calculated based on the above benchmark allocation plus 1% over successive four-year periods. An additional objective is to provide a real rate of return of 3.0% when compared with the Canadian Consumer Price Index, also over successive four-year periods. The actual investment returns for the CRIP were 1.7% for 2007 and 14.1% for 2006.

        Equifax Retirement Savings Plans.    Equifax sponsored two tax qualified defined contribution plans in 2007, the Equifax Inc. 401(k) Plan, or Equifax Plan, and the TALX Corporation Savings and Retirement Plan, or TALX Plan. The Company assumed sponsorship of the TALX Plan upon the acquisition of TALX. The TALX Plan was subsequently merged into the Equifax Plan.

        The Group Plans Administrative Committee governs both plans and determines the employer matching contributions, within specified ranges, for the benefit of eligible employees of each respective plan. The employer matching contributions to the TALX Plan were invested according to participant direction. The employer matching contributions to the Equifax Plan are invested in the Equifax Stock Fund, a unitized stock fund invesment option within the Equifax Plan. Participants may divest of this stock fund into other available investment options within the Equifax Plan at any time. Our matching contributions are expensed. Expenses for the two plans in 2007 were $5.6 million. Expenses for the Equifax Plan in 2006 and 2005 were $3.7 million and $3.8 million, respectively.

        Foreign Retirement Plans.    We also maintain defined contribution plans for certain employees in the U.K. and Canada. For the years ended December 31, 2007, 2006 and 2005, our expenses related to these plans were not material.

        Deferred Compensation Plans.    We maintain deferred compensation plans that allow for certain management employees and the Board of Directors to defer the receipt of compensation (such as salary, incentive compensation, commissions, and/or stock from the exercise of stock options or vested shares) until a later date based on the terms of the plans. The benefits under our deferred compensation plans are guaranteed by the assets of a grantor trust which, through our funding, purchased variable life insurance policies on certain consenting individuals, with this trust as beneficiary. The purpose of this trust is to ensure the distribution of benefits accrued by participants of the deferred compensation plans in case of a change in control, as defined in the trust agreement.

        Long-Term Incentive Plan.    We have a shareholder-approved Key Management Incentive Plan (Annual Incentive Plan) for certain key officers that provides for annual or long-term cash awards at the end of various measurement periods, based on the earnings per share and/or various other criteria over the measurement period. Our total accrued incentive compensation for all incentive plans included in accrued salaries and bonuses on our Consolidated Balance Sheets was $53.6 million and $34.8 million at December 31, 2007 and 2006, respectively.

10. SEVERANCE CHARGE

        During the fourth quarter of 2006, we approved a plan for certain organizational changes, effective January 1, 2007. This plan provided for the realignment of our operations, resulting in the elimination of approximately 170 positions, with expected payments totaling $6.4 million, pre-tax, and $4.0 million, net of tax. In accordance with SFAS No. 112, "Employer's Accounting for Postemployment Benefits—An Amendment of FASB Statements No. 5 and 43," the severance cost liabilities were recognized in

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. SEVERANCE CHARGE (Continued)

2006 as payment was probable and estimable under existing plans. The realignment activities provided for by this plan were substantially complete at December 31, 2007.

11. RELATED PARTY TRANSACTIONS

SunTrust Banks, Inc., or SunTrust

        We consider SunTrust a related party because L. Phillip Humann, a member of our Board of Directors, was the Chairman and Chief Executive Officer of SunTrust through January 1, 2007, and has continued to serve as SunTrust's Chairman since that date. Larry L. Prince, a member of our Board of Directors, is also a director of SunTrust. Our relationships with SunTrust are described more fully as follows:

  •
  We paid SunTrust $4.2 million, $3.1 million and $3.2 million, respectively, during the twelve months ended December 31, 2007, 2006 and 2005 for services such as lending, foreign exchange, debt underwriting, cash management, trust, investment management, acquisition valuation, and shareholder services relationships.

  •
  We also provide credit management services to SunTrust, as a customer, from whom we recognized revenue of $6.0 million, $4.9 million and $3.9 million, respectively, during the twelve months ended December 31, 2007, 2006 and 2005. The corresponding outstanding accounts receivable balances due from SunTrust at December 31, 2007 and 2006 were immaterial.

  •
  We have an $850.0 million Senior Credit Facility, as amended during the second quarter of 2007, with a group of banks, of which SunTrust is committed to $115.0 million. At December 31, 2007 and 2006, SunTrust's portion of the outstanding borrowings under this facility totaled $50.7 million and $3.8 million, respectively.

  •
  SunTrust is the holder of our $12.5 million mortgage obligation on the facility that houses our Atlanta, Georgia data center, which we acquired on July 26, 2007.

  •
  SunTrust provides the $29.0 million synthetic lease facility related to our Atlanta corporate headquarters building. As of December 31, 2007 and 2006, the amount of this facility was $29.0 million.

  •
  A subsidiary of SunTrust, AMA/Lighthouse, Inc., owned a 24.9% minority interest in Lighthouse Investment Partners, L.L.C., which provides investment management services for our USRIP; SunTrust sold its minority interest in January 2008. We had a similar arrangement with another of SunTrust's subsidiaries, Trusco Capital Management, Inc., during 2005 and early 2006. As of December 31, 2007 and 2006, a total of $30.1 million and $26.8 million, respectively, of USRIP assets were managed by one or both of these subsidiaries of SunTrust.

  •
  SunTrust is a dealer under our commercial paper program. Fees paid to the dealers related to our issuance of commercial paper were immaterial during the twelve months ended December 31, 2007.

  •
  SunTrust Robinson Humphrey served as underwriter for our public offering of $550.0 million of Notes in June 2007 for which they were paid underwriting fees of approximately $0.4 million.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RELATED PARTY TRANSACTIONS (Continued)

Bank of America, N.A., or B of A

        We consider B of A a related party because Jacquelyn M. Ward, a member of our Board of Directors, is also a director of B of A. Our relationships with B of A are described more fully as follows:

  •
  We provide credit management services to B of A, as a customer, from whom we recognized revenue of $35.3 million, $37.1 million and $26.6 million, respectively, during the twelve months ended December 31, 2007, 2006 and 2005. The corresponding outstanding accounts receivable balances due from B of A at December 31, 2007 and 2006 were $6.0 million and $5.5 million, respectively.

  •
  As referenced above under SunTrust, we have an $850.0 million Senior Credit Facility, as amended during the second quarter of 2007, with a group of banks, of which B of A is committed to $115.0 million. At December 31, 2007 and 2006, B of A's portion of the outstanding borrowings under this facility totaled $50.7 million and $3.8 million, respectively.

  •
  B of A extends an uncommitted $25.0 million working capital line of credit to Equifax. The facility is cancelable at the discretion of either party. The uncommitted working capital line, at both December 31, 2007 and 2006, had an outstanding balance of zero.

  •
  Bank of America Corporation provides investment management services for the USRIP and EIPP through its subsidiary, Bank of America Capital Advisors, LLC. At December 31, 2007 and 2006, a total of $5.0 million and $7.1 million, respectively, of USRIP and EIPP assets were managed by this subsidiary.

  •
  At December 31, 2007 and 2006, B of A was the counterparty on interest rate swaps related to our headquarters building lease with us with a notional value of $29.0 million.

  •
  B of A is a dealer under our commercial paper program. Fees paid to the dealers related to our issuance of commercial paper were immaterial during the twelve months ended December 31, 2007.

  •
  B of A Securities, LLC served as underwriter for our public offering of $550.0 million of Notes in June 2007 for which they were paid underwriting fees of approximately $1.4 million.

Fidelity National Information Services, Inc., or FNIS

        We consider FNIS a related party because Lee A. Kennedy, one of our directors, is President and Chief Executive Officer and a Director of FNIS. We sell telecommunication credit information reports and customer portfolio reviews to FNIS. Revenue from FNIS, as a customer, for credit disclosure reports and portfolio reviews was not material during the twelve months ended December 31, 2007, 2006 and 2005. The corresponding outstanding accounts receivable balances due from FNIS at December 31, 2007 and 2006 were also immaterial. In addition, FNIS provides customer invoice and disclosure notification printing and mailing services to us. Amounts paid to FNIS for fulfillment services were $11.5 million, $10.5 million and $10.0 million for the twelve months ended December 31, 2007, 2006 and 2005, respectively.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SEGMENT INFORMATION

        Organizational Realignment.    Effective January 1, 2007, we implemented certain organizational changes as a result of a strategic review of our business. The changes to our internal structure changed our operating segments to the following: U.S. Consumer Information Solutions, International, North America Personal Solutions and North America Commercial Solutions. U.S. Consumer Information Solutions consists of the former Marketing Services and North America Information Services, excluding U.S. Commercial Services and Canada. North America Commercial Solutions represents our former commercial business for the U.S. and Canada that was within North America Information Services as well as our October 2006 acquisition of Austin-Tetra. International consists of our consumer business in Canada and all of our businesses in Europe and Latin America. North America Personal Solutions remained unchanged. Our financial results for the twelve months ended December 31, 2006 and 2005 have been recast below to reflect our new organizational structure.

        Reportable Segments.    Effective with our organizational realignment on January 1, 2007 and the acquisition of TALX on May 15, 2007, we manage our business and report our financial results through the following five reportable segments, which are the same as our operating segments:

  •
  U.S. Consumer Information Solutions

  •
  TALX

  •
  International

  •
  North America Personal Solutions

  •
  North America Commercial Solutions

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

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SEGMENT INFORMATION (Continued)

        North America Personal Solutions.    This segment includes credit information, credit monitoring and identity theft protection products sold directly to consumers via the Internet and in various hard-copy formats.

        North America Commercial Solutions.    This segment includes commercial products and services such as business credit and demographic information, credit scores and portfolio analytics (decisioning tools), which are derived from our databases of business credit and financial information.

        Segment information for the twelve months ended December 31, 2007, 2006 and 2005 and as of December 31, 2007 and 2006 is as follows:

	Twelve Months Ended December 31,
(in millions)	2007	2006	2005
Operating revenue:
U.S. Consumer Information Solutions	$969.7	$968.1	$933.3
International	472.8	402.8	358.3
North America Personal Solutions	153.5	126.0	114.7
North America Commercial Solutions	67.6	49.4	37.1
TALX	179.4	—	—

Total operating revenue	$1,843.0	$1,546.3	$1,443.4

	Twelve Months Ended December 31,
(in millions)	2007	2006	2005
Operating income:
U.S. Consumer Information Solutions	$383.5	$395.7	$392.2
International	141.1	118.1	100.8
North America Personal Solutions	34.0	13.6	13.5
North America Commercial Solutions	12.0	9.9	4.4
TALX	29.3	—	—
General Corporate Expense	(113.7)	(101.2)	(88.9)

Total operating income	$486.2	$436.1	$422.0

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SEGMENT INFORMATION (Continued)

	Twelve Months Ended December 31,
(in millions)	2007	2006	2005
Operating revenue:
Online Consumer Information Solutions	$639.0	$619.2	$594.5
Mortgage Reporting Solutions	66.1	71.7	85.1
Credit Marketing Services	156.4	166.3	150.7
Direct Marketing Services	108.2	110.9	103.0

Total U.S. Consumer Information Solutions	969.7	968.1	933.3
Europe	183.8	153.6	142.0
Latin America	182.5	154.0	126.7
Canada Consumer	106.5	95.2	89.6

Total International	472.8	402.8	358.3
North America Personal Solutions	153.5	126.0	114.7
North America Commercial Solutions	67.6	49.4	37.1
The Work Number	72.6	—	—
Tax and Talent Management Services	106.8	—	—

Total TALX	179.4	—	—

Total operating revenue	$1,843.0	$1,546.3	$1,443.4

	December 31,
(in millions)	2007	2006
Total assets:
U.S. Consumer Information Solutions	$973.6	$988.2
International	652.0	574.4
North America Personal Solutions	15.5	14.3
North America Commercial Solutions	78.2	72.4
TALX	1,575.7	—
General Corporate	228.9	141.3

Total assets	$3,523.9	$1,790.6

	Twelve Months Ended December 31,
(in millions)	2007	2006	2005
Depreciation and amortization expense:
U.S. Consumer Information Solutions	$47.0	$46.1	$47.2
International	21.4	19.2	18.4
North America Personal Solutions	2.9	3.0	2.7
North America Commercial Solutions	5.5	4.2	3.8
TALX	38.3	—	—
General Corporate	12.6	10.3	10.1

Total depreciation and amortization expense	$127.7	$82.8	$82.2

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SEGMENT INFORMATION (Continued)

	Twelve Months Ended December 31,
(in millions)	2007	2006	2005
Capital expenditures:
U.S. Consumer Information Solutions	$23.3	$32.0	$31.1
International	23.0	11.1	8.4
North America Personal Solutions	5.0	2.9	2.1
North America Commercial Solutions	1.0	0.8	0.1
TALX	6.4	—	—
General Corporate	59.8	5.2	4.5

Total capital expenditures	$118.5	$52.0	$46.2

        Financial information by geographic area is as follows:

	Twelve Months Ended December 31,
	2007		2006		2005
(in millions)	Amount	%	Amount	%	Amount	%
Operating revenue (based on location of customer):
U.S.	$1,344.5	73%	$1,120.5	72%	$1,063.9	73%
Canada	132.2	7%	118.2	8%	110.8	8%
U.K.	158.0	9%	135.0	9%	124.3	9%
Brazil	83.0	4%	78.0	5%	67.4	5%
Other	125.3	7%	94.6	6%	77.0	5%

Total operating revenue	$1,843.0	100%	$1,546.3	100%	$1,443.4	100%

	December 31,
	2007		2006
(in millions)	Amount	%	Amount	%
Long-Lived assets
U.S.	$2,384.5	77%	$898.3	62%
Canada	119.2	4%	114.6	8%
U.K.	131.3	4%	126.8	9%
Brazil	169.0	5%	141.5	10%
Other	294.9	10%	164.2	11%

Total long-lived assets	$3,098.9	100%	$1,445.4	100%

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

        Quarterly financial data for 2007 and 2006 were as follows:

	Three Months Ended
2007
	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
Operating revenue	$405.1	$454.5	$492.5	$490.9

Operating income	$117.0	$119.8	$129.2	$120.2

Net income	$69.0	$70.1	$67.9	$65.7

Basic earnings per common share *	$0.55	$0.52	$0.49	$0.50

Diluted earnings per common share*	$0.54	$0.51	$0.48	$0.49

	Three Months Ended
2006
	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
Operating revenue	$374.0	$387.7	$394.6	$390.0

Operating income	$109.2	$96.4	$120.6	$109.9

Net income	$62.9	$69.6	$78.9	$63.1

Basic earnings per common share *	$0.49	$0.54	$0.62	$0.50

Diluted earnings per common share*	$0.48	$0.53	$0.61	$0.50

*
The sum of the quarterly EPS does not equal the annual EPS due to changes in the weighted-average shares between periods.

        The comparability of our quarterly financial results during 2007 and 2006 were impacted by certain events, as follows:

  •
  During 2007 and 2006, we made several acquisitions, including TALX and a credit reporting business located in Peru during 2007 and Austin-Tetra during 2006. For additional information about these acquisitions, see Note 2 of the Notes to Consolidated Financial Statements.

  •
  During the second and third quarters of 2006, there were several litigation matters that had an impact on our Consolidated Financial Statements, including litigation loss contingencies recorded by our North America Personal Solutions and USCIS operating segments and the non-taxable gain related to our settlement of claims we had against the former owners of Naviant, Inc. discussed further in Note 5.

  •
  During the fourth quarter of 2006, we recorded a severance charge of $6.4 million ($4.0 million, net of tax) related to an organizational realignment.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of December 31, 2007.

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

        Based on the evaluation discussed above, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were, as of December 31, 2007, effective and designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

        Management's annual report on internal control over financial reporting is included in Item 8 on page 53 and is incorporated by reference.

        The report of our independent registered public accounting firm on our internal control over financial reporting is included in Item 8 on page 54 and is incorporated by reference.

        Upon our acquisition of TALX Corporation on May 15, 2007, we expanded our internal control over financial reporting to include TALX's results of operations, financial statement disclosures and certain processes and systems that were integrated during 2007. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by Item 10 of Part III regarding our directors, nominees, and audit committee financial experts is included in the sections captioned "Corporate Governance and Board Matters" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement, or 2008 Proxy Statement, relating to the Annual Meeting of Shareholders to be held on May 9, 2008, to be filed with the SEC within 120 days after December 31, 2007, and is incorporated herein by reference.

        Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I "Business—Executive Officers of the Registrant."

        Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is included in the section of our 2008 Proxy Statement captioned "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

        Equifax has adopted codes of ethics and business conduct applicable to all directors, officers and employees, available at www.equifax.com/corp/aboutefx/ethics/main.shtml, or in print upon request to the Corporate Secretary, Equifax Inc., P.O. Box 4081, Atlanta, Georgia, 30302. We will post any amendments to the code of ethics and business conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange on our Internet site.

ITEM 11.    EXECUTIVE COMPENSATION

        Information required by Item 11 of Part III is included in the sections of our 2008 Proxy Statement captioned "Executive Compensation," "Director Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation, Human Resources and Management Succession Committee Report" and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required by Item 12 of Part III is included in the section of our 2008 Proxy Statement captioned "Stock Ownership" and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

        Information required by Item 12 regarding the securities authorized for issuance under our equity compensation plans is included in the section captioned "Equity Compensation Plan Information" in our Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2008. This Proxy Statement will be filed with the SEC and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information required by Item 13 of Part III is included in the section of our 2008 Proxy Statement captioned "Corporate Governance and Board Matters," and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information required by Item 14 of Part III is included in the section of our 2008 Proxy Statement captioned "Principal Accountant Fees and Services" and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
List of Documents Filed as a Part of This Report:

(1)
Financial Statements.    The following financial statements are included in Item 8 of Part II:

•
Consolidated Balance Sheets—December 31, 2007 and 2006;

•
Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005;

•
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005;

•
Consolidated Statements of Shareholders' Equity and Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005; and

•
Notes to Consolidated Financial Statements.

(2)
Financial Statement Schedules.

•
Schedule II—Valuation and Qualifying Accounts

    All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

  (3)
  Exhibits.    A list of the exhibits required to be filed as part of this Report by Item 601 of Regulation S-K is set forth in the Exhibit Index on page 114 of this Form 10-K, which immediately precedes such exhibits, and is incorporated herein by reference.

(b)
Exhibits.    See Item 15(a)(3).

(c)
Financial Statement Schedules.    See Item 15(a)(2).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2008.

EQUIFAX INC. (Registrant)
By:	/s/ RICHARD F. SMITH Richard F. Smith Chairman and Chief Executive Officer

        We, the undersigned directors and executive officers of Equifax Inc., hereby severally constitute and appoint Lee Adrean and Nuala M. King, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2008.

/s/ RICHARD F. SMITH Richard F. Smith, Chairman and Chief Executive Officer
/s/ LEE ADREAN Lee Adrean, Corporate Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ NUALA M. KING Nuala M. King, Senior Vice President and Corporate Controller (Principal Accounting Officer)
/s/ WILLIAM W. CANFIELD William W. Canfield, Director
/s/ JOHN L. CLENDENIN John L. Clendenin, Director
/s/ JAMES E. COPELAND, JR. James E. Copeland, Jr., Director

/s/ ROBERT D. DALEO Robert D. Daleo, Director
/s/ WALTER W. DRIVER, JR. Walter W. Driver, Jr., Director
/s/ MARK L. FEIDLER Mark L. Feidler, Director
/s/ L. PHILLIP HUMANN L. Phillip Humann, Director
/s/ LEE A. KENNEDY Lee A. Kennedy, Director
/s/ SIRI S. MARSHALL Siri S. Marshall, Director
/s/ LARRY L. PRINCE Larry L. Prince, Director
/s/ MARK B. TEMPLETON Mark B. Templeton, Director
/s/ JACQUELYN M. WARD Jacquelyn M. Ward, Director

2007 Form 10-K

EXHIBIT INDEX

Exhibit Number	Description
Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1
Agreement and Plan of Merger dated February 14, 2007, among Equifax Inc., TALX Corporation and Chipper Corporation (incorporated by reference to Exhibit 2.1 to Equifax's Form 8-K filed February 15, 2007).
Articles of Incorporation and Bylaws
3.1	Amended and Restated Articles of Incorporation of Equifax Inc. as amended to date (incorporated by reference to Exhibit B to Equifax's Schedule 14A filed March 27, 1996).
3.2	Bylaws of Equifax Inc. as amended to date (incorporated by reference to Exhibit 3.2(I) to Equifax's Form 8-K filed September 18, 2007).
Instruments Defining the Rights of Security Holders, Including Indentures
4.1
Amended and Restated Rights Agreement, dated as of October 14, 2005, between Equifax Inc. and SunTrust Bank, as Rights Agent, which includes as Exhibit A the form of Rights Certificate and as Exhibit B the Summary of Rights (incorporated by reference to Exhibit 4.1 to Equifax's Form 8-K filed on October 18, 2005).
4.2
Form of Indenture dated as of June 29, 1998 between Equifax Inc. and The First National Bank of Chicago, Trustee (under which Equifax's 6.9% Debentures due 2028 were issued) (incorporated by reference to Exhibit 4.4 to Equifax's Form 10-K filed March 31, 1999).
4.3
First Supplemental Indenture dated as of June 28, 2007 between Equifax Inc. and The Bank of New York Trust Company, N.A. (under which Equifax's 6.30% Senior Notes due 2017 were issued), to Indenture dated as of June 29, 1998 between Equifax Inc. and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Equifax's Form 8-K filed June 29, 2007).
4.4
Second Supplemental Indenture dated as of June 28, 2007 between Equifax Inc. and The Bank of New York Trust Company, N.A. (under which Equifax's 7.00% Senior Notes due 2037 were issued), to Indenture dated as of June 29, 1998 between Equifax Inc. and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Equifax's Form 8-K filed June 29, 2007).
4.5
Amended and Restated Credit Agreement dated as of July 24, 2006 among Equifax Inc., Equifax PLC, the Lenders named therein and SunTrust Bank as Administrative Agent (incorporated by reference to Exhibit 4.1 to Equifax's Form 10-Q filed November 1, 2006).
4.6
First and Second Amendments to Amended and Restated Credit Agreement dated as of May 11, 2007, to Amended and Restated Credit Agreement dated as of July 24, 2006 among Equifax Inc., Equifax PLC, the Lenders named therein and SunTrust Bank as Administrative Agent (incorporated by reference to Exhibit 10.1 to Equifax's Form 8-K filed May 15, 2007).
4.7
Note Purchase Agreement dated as of May 25, 2006, among TALX Corporation and the Purchasers named therein (TALX Corporation Senior Guaranteed Notes due 2014) (including as Exhibit 1 the form of Senior Guaranteed Note due 2014) (incorporated by reference to Exhibit 4.1 to Equifax's Form 10-Q filed August 1, 2007).

4.8
Amendment Agreement dated as of May 15, 2007, among Equifax Inc., TALX Corporation and the Purchasers named therein (including form of Equifax Inc. parent guaranty), to Note Purchase Agreement between TALX Corporation and the Purchasers named therein dated as of May 25, 2006 (TALX Corporation Senior Guaranteed Notes due 2014) (incorporated by reference to Exhibit 4.2 to Equifax's Form 10-Q filed August 1, 2007).

Except as set forth in the preceding Exhibits 4.1 through 4.8, instruments defining the rights of holders of long-term debt securities of Equifax have been omitted where the total amount of securities authorized does not exceed 10% of the total assets of Equifax Inc. and its subsidiaries on a consolidated basis. Equifax agrees to furnish to the SEC, upon request, a copy of such instruments with respect to issuances of long-term debt of Equifax and its subsidiaries.
Management Contracts and Compensatory Plans or Arrangements
10.1	Equifax Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to Equifax's Form 10-K filed March 31, 1998).
10.2	Form of Tier 1 Change in Control Agreement (incorporated by reference to Exhibit 10.4 to Equifax's Form 10-K filed March 16, 2005).
10.3	Form of Tier 2 Change in Control Agreement (incorporated by reference to Exhibit 10.5 to Equifax's Form 10-K filed March 16, 2005).
10.4	Equifax Inc. Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to Equifax's Form 10-K filed March 31, 1998).
10.5	Equifax Inc. Non-Employee Director Stock Option Plan and Form of Non-Employee Director Stock Option Agreement (incorporated by reference to Exhibit 10.16 to Equifax's Form 10-K filed March 31, 1999).
10.6	Equifax Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.7 to Equifax's Form 10-K filed March 29, 2001).
10.7	Supplemental Retirement Plan for Executives of Equifax Inc. (incorporated by reference to Exhibit 10.1 to Equifax's Form 8-K filed November 15, 2004).
10.8	Equifax Inc. Executive Life and Supplemental Retirement Benefit Plan (incorporated by reference to Exhibit 10.8 to Equifax's Form 10-K filed March 29, 2001).
10.9
Equifax Inc. Key Management Long-Term Incentive Plan as amended and restated effective as of January 1, 2006 (incorporated by reference to Appendix A to Equifax's definitive proxy statement on Schedule 14A filed April 12, 2006).
10.10	Equifax Inc. 2000 Stock Incentive Plan as amended (incorporated by reference to Exhibit 10.1 to Equifax's Form 8-K filed November 3, 2004).
10.11	Form of Non-Qualified Stock Option Agreement under the Equifax Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Equifax's Form 8-K filed September 9, 2004).
10.12
Form of Non-Qualified Stock Option Agreement under the Equifax Inc. 2000 Stock Incentive Plan (U.K. approved option version) (incorporated by reference to Exhibit 10.6 to Equifax's Form 8-K filed September 9, 2004).

10.13
Form of Non-Qualified Stock Option Agreement under the Equifax Inc. 2000 Stock Incentive Plan (U.K. unapproved option version) (incorporated by reference to Exhibit 10.7 to Equifax's Form 8-K filed September 9, 2004).
10.14
Form of Deferred Share Award Agreement (restricted stock units) under the Equifax Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to Equifax's Form 8-K filed September 9, 2004).
10.15	Equifax Inc. Bonus Exchange Program (incorporated by reference to Exhibit 10.24 to Equifax's Form 10-K filed March 29, 2001).
10.16	Bonus Deferral Arrangement (incorporated by reference to Exhibit 10.25 to Equifax's Form 10-K filed March 12, 2002).
10.17	Equifax Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.27 to Equifax's Form 10-K filed March 28, 2003).
10.18	Equifax Inc. Director Deferred Compensation Plan, as amended through November 21, 2006 (incorporated by reference to Exhibit 4.4 to Equifax's Form S-8 filed January 31, 2007).
10.19	Equifax Grantor Trust dated as of January 1, 2003 between Equifax Inc. and Wachovia Bank, N.A., Trustee (incorporated by reference to Exhibit 10.30 to Equifax's Form 10-K filed March 28, 2003).
10.20
Equifax Inc. Director and Executive Stock Deferral Plan as amended through March 31, 2003 (incorporated by reference to Exhibit 4 to Equifax's Registration Statement on Form S-8 filed November 12, 2003).
10.21	Form of Executive Officer Deferred Share Award Agreement (incorporated by reference to Exhibit 10.27 to Equifax's 10-K filed March 16, 2005).
10.22	Form of Director Deferred Share Award Agreement (incorporated by reference to Exhibit 10.28 to Equifax's Form 10-K filed March 16, 2005).
10.23	Summary of Annual Incentive Plan (incorporated by reference to Exhibit 10.32 to Equifax's Form 10-K filed on March 16, 2005).
10.24	Employment Agreement dated as of August 22, 2005 between Equifax Inc. and Richard F. Smith (incorporated by reference to Exhibit 10.1 to Equifax's Form 10-Q filed November 7, 2005).
10.25	Deferred Share Award Agreement dated as of September 19, 2005 between Equifax Inc. and Richard F. Smith (incorporated by reference to Exhibit 10.2 to Equifax's Form 10-Q filed November 7, 2005).
10.26	Offer letter dated as of September 29, 2006 between Lee Adrean and Equifax Inc. (incorporated by reference to Exhibit 10.32 to Equifax's Form 10-K filed February 28, 2007).
10.27	TALX Corporation Amended and Restated 1994 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Equifax's Form 10-Q filed August 1, 2007).
10.28	Form of Incentive Stock Option Agreement (TALX Corporation Amended and Restated 1994 Stock Option Plan) (incorporated by reference to Exhibit 10.2 to Equifax's Form 10-Q filed August 1, 2007).

10.29	Form of Non-Qualified Stock Option Agreement (TALX Corporation Amended and Restated 1994 Stock Option Plan) (incorporated by reference to Exhibit 10.3 to Equifax's Form 10-Q filed August 1, 2007).
10.30	TALX Corporation Outside Directors' Stock Option Plan (incorporated by reference to Exhibit 10.4 to Equifax's Form 10-Q filed August 1, 2007).
10.31	First Amendment to TALX Corporation Outside Directors' Stock Option Plan (incorporated by reference to Exhibit 10.5 to Equifax's Form 10-Q filed August 1, 2007).
10.32	Second Amendment to TALX Corporation Outside Directors' Stock Option Plan (incorporated by reference to Exhibit 10.6 to Equifax's Form 10-Q filed August 1, 2007).
10.33	Form of Director Stock Option Agreement (TALX Corporation, Outside Directors Stock Option Plan) (incorporated by reference to Exhibit 10.7 to Equifax's Form 10-Q filed August 1, 2007).
10.34	Form of Restricted Stock Agreement (TALX Corporation 2005 Omnibus Stock Plan) (incorporated by reference to Exhibit 10.8 to Equifax's Form 10-Q filed August 1, 2007).
10.35
Employment Agreement dated September 1, 1996, and Modification of Employment Agreement dated February 1, 2007, between TALX Corporation and William W. Canfield (incorporated by reference to Exhibit 10.9 to Equifax's Form 10-Q filed August 1, 2007).
10.36
First Amendment to and Complete Restatement of TALX Split-Dollar Agreements and Related Insurance Agreements, dated March 31, 1999, by and among TALX Corporation, William W. Canfield, and Thomas M. Canfield and James W. Canfield, Trustees of the Canfield Family Irrevocable Insurance Trust U/A March 31, 1993 (incorporated by reference to Exhibit 10.10 to Equifax's Form 10-Q filed August 1, 2007).
10.37	TALX Corporation 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 10.11 to Equifax's Form 10-Q filed August 1, 2007).
Material Contracts
10.38
Agreement for Computerized Credit Reporting Services and Options to Purchase and Sell Assets dated as of August 1, 1988 among The Credit Bureau, Incorporated of Georgia, Equifax Inc., Computer Sciences Corporation, CSC Credit Services, Inc., Credit Bureau of Greater Cincinnati, Inc., Credit Bureau of Greater Kansas City, Inc., Johns Holding Company, CSC Credit Services of Minnesota, Inc. and CSC Accounts Management, Inc. (incorporated by reference to Exhibit 10.18 to Equifax's Form 10-K filed March 30, 2000).
10.39
First through Third Amendments dated as of December 28, 1990, 1991 and September 27, 1991, respectively, to Agreement for Computerized Credit Reporting Services and Options to Purchase and Sell Assets (incorporated by reference to Exhibit 10.26 to Equifax's Form 10-K filed March 31, 1997).
10.40
Fourth Amendment dated as of December 31, 1992 to Agreement for Computerized Services and Options to Purchase and Sell Assets (incorporated by reference to pages 8 through 16 and Exhibit 4.1 to Amendment No. 1 to Form S-3, Registration Statement No. 33-62820 filed June 17, 1993).
10.41
Fifth Amendment dated as of September 7, 1993 to Agreement for Computerized Credit Reporting Services and Options to Purchase and Sell Assets (incorporated by reference to Exhibit 10.21 to Equifax's Form 10-K filed March 30, 2000).

10.42
Sixth Amendment dated as of 1994 to Agreement for Computerized Credit Reporting Services and Options to Purchase and Sell Assets (incorporated by reference to Exhibit 10.25 to Equifax's Form 10-K filed March 30, 1995).
10.43
Lease Agreement dated as of March 18, 1994 between Equifax Inc. and William J. Wade, Individual Owner Trustee of Equifax Business Trust No. 1994-A, related to leveraged lease of JV White Technology Center (incorporated by reference to Exhibit 10.24 to Equifax's Form 10-K filed March 30, 2000).
10.44
Purchase and Sale Agreement dated as of June 28, 2007 between Equifax Inc. and First Chicago Leasing Corporation related to Equifax's purchase of the JV White Technology Center (incorporated by reference to Exhibit 10.1 to Equifax's Form 8-K filed July 3, 2007).
10.45
Ground Lease Agreement dated as of March 5, 1998 between Rhodes Center Property, L.L.C. and Equifax Inc. related to lease of Equifax's corporate headquarters (incorporated by reference to Exhibit 10.29 to Equifax's Form 10-K filed March 31, 1999).
10.46
Sale, Sublease, Assignment and License Agreement dated as of November 15, 2002 between Equifax Inc. and Seisint, Inc. (incorporated by reference to Exhibit 10.33 to Equifax's Form 10-K filed March 28, 2003).
10.47
Analytic Products and Services Master Contract Agreement between Equifax Inc. and Fair, Isaac and Company, Incorporated (incorporated by reference to Exhibit 10.34 to Equifax's Form 10-K filed March 28, 2003).
10.48	Global Amendments between Equifax Credit Information Services, Inc. and Fair, Isaac and Company, Incorporated (incorporated by reference to Exhibit 10.35 to Equifax's Form 10-K filed March 28, 2003).
10.49*
Agreement for Operations Support dated as of July 1, 2003 between International Business Machines Corporation and Equifax Inc. (incorporated by reference to Exhibit 10.1 to Equifax's Form 10-Q/A filed April 29, 2004).
10.50
Credit and Security Agreement dated as of September 7, 2004, among Equifax Receivables Finance LLC, as Borrower, Equifax Capital Management, Inc., as Servicer, Blue Ridge Asset Funding Corporation, the Liquidity Banks from time to time party thereto, and Wachovia Bank, National Association, as Agent (incorporated by reference to Exhibit 10.1 to Equifax's Form 8-K filed September 9, 2004).
10.51
(First Step) Receivables Sale Agreement dated as of September 7, 2004, among Equifax Inc., Equifax Information Services LLC, Equifax Direct Marketing Solutions LLC, Equifax Information Services of Puerto Rico Inc. and Compliance Data Center, Inc., as Originators, and Equifax Capital Management, Inc., as Buyer (incorporated by reference to Exhibit 10.2 to Equifax's Form 8-K filed September 9, 2004).
10.52
(Second Step) Receivables Sale Agreement dated as of September 7, 2004 between Equifax Capital Management, Inc., as Seller, and Equifax Receivables Finance LLC, as Buyer (incorporated by reference to Exhibit 10.3 to Equifax's Form 8-K filed September 9, 2004).
10.53
Performance Undertaking dated as of September 7, 2004 between Equifax Capital Management, as Seller, and Equifax Receivables Finance LLC, as Buyer (incorporated by reference to Exhibit 10.4 to Equifax's Form 8-K filed September 9, 2004).

10.54	Commercial Paper Dealer Agreement dated May 22, 2007 between Equifax Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 to Equifax's Form 8-K filed May 23, 2007).
10.55
Commercial Paper Dealer Agreement dated May 22, 2007 between Equifax Inc. and SunTrust Capital Markets Securities, Inc. (incorporated by reference to Exhibit 10.2 to Equifax's Form 8-K filed May 23, 2007).
Other Exhibits and Certifications
11.1
Calculation of earnings per share. (The calculation of earnings per share is in Part II, Item 8, Note 1 to the Consolidated Financial Statements and is omitted in accordance with Section (b)(11) of Item 601 of the Notes to Regulation S-K).
14.1	Code of Ethics (The Equifax Business Ethics and Compliance Program) (incorporated by reference to Exhibit 14 to Equifax's Form 10-K filed March 11, 2004).
21.1**	Subsidiaries of Equifax Inc.
23.1**	Consent of Independent Registered Public Accounting Firm.
24.1**	Powers of Attorney (included on signature page).
31.1**	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.

*
Document omits information pursuant to a Request for Confidential Treatment under Rule 406 of the Securities Act of 1933 which has been granted by the SEC. Omitted portions have been filed separately with the SEC.

**
Filed herewith.

EQUIFAX INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

2007

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$8.7	$7.3	$—	$(7.1)	$8.9
Deferred income tax asset valuation allowance	74.8	0.2	8.6	(22.8)	60.8

	$83.5	$7.5	$8.6	$(29.9)	$69.7

2006

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$9.6	$5.2	$—	$(6.1)	$8.7
Deferred income tax asset valuation allowance	81.2	0.3	5.5	(12.2)	74.8

	$90.8	$5.5	$5.5	$(18.3)	$83.5

2005

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$9.3	$4.3	$0.9	$(4.9)	$9.6
Deferred income tax asset valuation allowance	88.0	1.3	—	(8.1)	81.2

	$97.3	$5.6	$0.9	$(13.0)	$90.8

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES