Form 10-Q
period 2008-03-31
EQUIFAX INC
filed 2008-04-29
CIK 33185

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

        On April 25, 2008, there were 129,521,169 shares of the registrant's common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2008	2007
(In millions, except per share amounts)	(Unaudited)
Operating revenue	$503.1	$405.1

Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	202.8	169.3
Selling, general and administrative expenses	136.2	97.4
Depreciation and amortization	37.9	21.4

Total operating expenses	376.9	288.1

Operating income	126.2	117.0
Interest expense	(19.7)	(7.4)
Minority interests in earnings, net of tax	(1.7)	(1.4)
Other income, net	0.3	0.2

Income before income taxes	105.1	108.4
Provision for income taxes	(39.4)	(39.4)

Net income	$65.7	$69.0

Basic earnings per common share	$0.51	$0.55

Weighted-average shares used in computing basic earnings per share	129.6	124.9

Diluted earnings per common share	$0.50	$0.54

Weighted-average shares used in computing diluted earnings per share	132.1	127.3

Dividends per common share	$0.04	$0.04

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
(In millions, except par values)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$85.0	$81.6
Trade accounts receivable, net of allowance for doubtful accounts of $8.8 and $8.9 at March 31, 2008 and December 31, 2007, respectively	305.1	295.8
Prepaid expenses	34.2	25.8
Other current assets	21.0	21.8

Total current assets	445.3	425.0

Property and equipment:
Capitalized internal-use software and system costs	303.6	292.2
Data processing equipment and furniture	182.2	184.7
Land, buildings and improvements	107.8	89.5

Total property and equipment	593.6	566.4
Less accumulated depreciation and amortization	(320.9)	(306.9)

Total property and equipment, net	272.7	259.5

Goodwill	1,844.3	1,834.6
Indefinite-lived intangible assets	95.6	95.7
Purchased intangible assets, net	745.3	764.5
Prepaid pension asset	72.6	72.2
Other assets, net	74.1	72.4

Total assets	$3,549.9	$3,523.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt and current maturities	$23.3	$222.1
Accounts payable	30.6	31.1
Accrued expenses	73.2	79.4
Accrued salaries and bonuses	35.2	63.5
Deferred revenue	73.2	69.9
Income taxes payable	28.5	0.2
Other current liabilities	65.2	80.7

Total current liabilities	329.2	546.9
Long-term debt	1,363.8	1,165.2
Deferred income tax liabilities, net	272.8	277.1
Long-term pension and other postretirement benefit liabilities	65.9	62.8
Other long-term liabilities	75.2	72.7

Total liabilities	2,106.9	2,124.7

Shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares—10.0; Issued shares—none	—	—
Common stock, $1.25 par value: Authorized shares—300.0; Issued shares—188.9 and 188.5 at March 31, 2008 and December 31, 2007, respectively; Outstanding shares—129.2 and 129.7 at March 31, 2008 and December 31, 2007, respectively	235.9	235.6
Paid-in capital	1,052.2	1,040.8
Retained earnings	2,089.5	2,030.0
Accumulated other comprehensive loss	(162.6)	(170.5)
Treasury stock, at cost, 56.1 shares and 55.1 shares at March 31, 2008 and December 31, 2007, respectively	(1,716.1)	(1,679.0)
Stock held by employee benefits trusts, at cost, 3.6 shares and 3.7 shares at March 31, 2008 and December 31, 2007, respectively	(55.9)	(57.7)

Total shareholders' equity	1,443.0	1,399.2

Total liabilities and shareholders' equity	$3,549.9	$3,523.9

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
(In millions)	(Unaudited)
Operating activities:
Net income	$65.7	$69.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37.9	21.4
Stock-based compensation expense	6.1	4.0
Tax effects of stock-based compensation plans	1.5	1.8
Excess tax benefits from stock-based compensation plans	(0.8)	(1.7)
Deferred income taxes	(5.8)	(1.7)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(6.8)	(6.9)
Prepaid expenses and other current assets	(4.1)	(15.8)
Other assets	(1.4)	(10.7)
Current liabilities, excluding debt	(20.6)	6.8
Other long-term liabilities, excluding debt	3.4	(1.3)

Cash provided by operating activities	75.1	64.9

Investing activities:
Capital expenditures	(30.0)	(14.6)
Acquisitions, net of cash acquired	(6.0)	(3.9)

Cash used in investing activities	(36.0)	(18.5)

Financing activities:
Net short-term repayments	(199.5)	(23.0)
Net borrowings (repayments) under long-term revolving credit facilities	200.0	(25.0)
Proceeds from issuance of long-term debt	2.1	—
Payments on long-term debt	(2.9)	—
Treasury stock purchases	(37.0)	(0.4)
Dividends paid	(5.2)	(5.0)
Proceeds from exercise of stock options	5.6	6.5
Excess tax benefits from stock-based compensation plans	0.8	1.7
Other	(0.2)	0.1

Cash used in financing activities	(36.3)	(45.1)

Effect of foreign currency exchange rates on cash and cash equivalents	0.6	0.5

Increase in cash and cash equivalents	3.4	1.8
Cash and cash equivalents, beginning of period	81.6	67.8

Cash and cash equivalents, end of period	$85.0	$69.6

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Common Stock						Stock Held By Employee Benefits Trusts
					Accumulated Other Comprehensive Loss
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Total Shareholders' Equity
	(In millions, except per share amounts)
Balance, December 31, 2007	129.7	$235.6	$1,040.8	$2,030.0	$(170.5)	$(1,679.0)	$(57.7)	$1,399.2
Net income	—	—	—	65.7	—	—	—	65.7
Other comprehensive income	—	—	—	—	7.9	—	—	7.9
Shares issued under stock plans	0.3	0.2	3.7	—	—	—	0.3	4.2
Shares issued under benefits plans	0.3	0.1	(0.1)	—	—	—	1.5	1.5
Treasury stock exchanged for minimum tax withholdings	—	—	—	—	—	(0.1)	—	(0.1)
Treasury stock purchased ($34.76 per share)*	(1.1)	—	—	—	—	(37.0)	—	(37.0)
Cash dividends ($0.04 per share)	—	—	—	(5.4)	—	—	—	(5.4)
Stock-based compensation expense	—	—	6.1	—	—	—	—	6.1
Tax effects of stock-based compensation plans	—	—	1.5	—	—	—	—	1.5
Dividends paid to employee benefits trusts	—	—	0.2	—	—	—	—	0.2
Adjustment to initially apply EITF 06-04 and EITF 06-10	—	—	—	(0.8)	—	—	—	(0.8)

Balance, March 31, 2008	129.2	$235.9	$1,052.2	$2,089.5	$(162.6)	$(1,716.1)	$(55.9)	$1,443.0

*
At March 31, 2008, approximately $276.9 million was authorized for future repurchases of our common stock.

Accumulated Other Comprehensive Loss consists of the following components:

	March 31, 2008	December 31, 2007
	(In millions)
Foreign currency translation	$(53.2)	$(60.1)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $60.5 and $61.3 at March 31, 2008 and December 31, 2007, respectively	(105.2)	(106.5)
Cash flow hedging transactions, net of tax of $2.5 and $2.2 at March 31, 2008 and December 31, 2007, respectively	(4.2)	(3.9)

Accumulated other comprehensive loss	$(162.6)	$(170.5)

Comprehensive Income is as follows:

	Three Months Ended March 31,
	2008	2007
	(In millions)
Net income	$65.7	$69.0
Other comprehensive income:
Foreign currency translation adjustment	6.9	6.1
Recognition of prior service cost and actuarial losses related to our pension and other postretirement benefit plans	1.3	1.8
Change in cumulative loss from cash flow hedging transactions	(0.3)	—

Comprehensive income	$73.6	$76.9

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2008

        As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Operations.    We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of March 31, 2008, we operated in 14 countries: Argentina, Brazil, Canada, Chile, Costa Rica, El Salvador, Honduras, Peru, Portugal, the Republic of Ireland, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S.

        We develop, maintain and enhance secured proprietary information databases through the compilation of credit, demographic and employment information about consumers and businesses that we obtain from a variety of sources, such as credit granting institutions, public record information (including bankruptcies, liens and judgments), income and tax information primarily from large- to mid-sized companies in the U.S., and marketing information from surveys and warranty cards. We process this information utilizing our proprietary information management systems.

        We acquired TALX Corporation, or TALX, a leading provider of employment and income verification and human resources business process outsourcing services, on May 15, 2007.

        Basis of Presentation.    The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, the instructions to Form 10-Q and Article 10 of Regulation S-X. To understand the complete financial position and results of the Company, as defined by GAAP, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2007, or 2007 Form 10-K.

        Our unaudited Consolidated Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods presented. All adjustments made have been of a normal recurring nature. We have reclassified certain prior period amounts in our unaudited Consolidated Financial Statements to conform to the current period presentation. The effect of these reclassifications is not material.

        Earnings Per Share.    In accordance with Statement of Financial Accounting Standards, or SFAS, No. 128, "Earnings per Share," our basic earnings per share, or EPS, is calculated as net income divided by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. The income

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

March 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

amounts used in both our basic and diluted EPS calculations are the same. A reconciliation of the weighted-average outstanding shares used in the two calculations is as follows:

	Three Months Ended March 31,
	2008	2007
	(In millions)
Weighted-average shares outstanding (basic)	129.6	124.9
Effect of dilutive securities:
Stock options	2.4	2.2
Long-term incentive plans	0.1	0.2

Weighted-average shares outstanding (diluted)	132.1	127.3

        For the three months ended March 31, 2008 and 2007, 1.6 million and 0.2 million options, respectively, were antidilutive and therefore excluded from this calculation.

        Fair Value Measurements.    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", or SFAS 157, which provides guidance for measuring the fair value of assets and liabilities and requires expanded disclosures about fair value measurements. SFAS 157 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability and provides additional guidelines to consider in determining the market-based measurement. In February 2008, the FASB delayed the effective date of SFAS 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at least annually. We adopted SFAS 157 on January 1, 2008 for financial assets and financial liabilities. We do not expect the adoption of SFAS 157 for nonfinancial assets and liabilities to have a material impact on our financial statements.

        To increase consistency and comparability in fair value measures, SFAS 157 establishes a three-level fair value hierarchy to prioritize the inputs used in valuation techniques between observable inputs that reflect quoted prices in active markets, inputs other than quoted prices with observable market data, and unobservable data (e.g., a company's own data). SFAS 157 requires disclosures detailing the extent to which companies measure assets and liabilities at fair value, the methods and assumptions used to measure fair value, and the effect of fair value measurements on earnings. In accordance with SFAS 157, we applied the following fair value hierarchy:

  Level 1—Assets or liabilities for which the identical item is traded on an active exchange, such as publicly-traded instruments.

  Level 2—Assets and liabilities valued based on observable market data for similar instruments.

  Level 3—Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which is internally-developed, and considers risk premiums that a market participant would require.

        We maintain deferred compensation plans that allow for certain management employees to defer the receipt of compensation (such as salary, incentive compensation and commissions) until a later date based on the terms of the plans. The liability representing benefits accrued for plan participants is

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

March 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

valued at the quoted market prices of the participants' investment elections in variable life insurance policies. Identical instruments are traded in active markets that we have access to as of March 31, 2008. As such, we have classified this liability as Level 1 within the fair value hierarchy set forth by SFAS 157.

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Deferred Compensation Plan	$9.7	$9.7	$—	$—

Total	$9.7	$9.7	$—	$—

        Recent Accounting Pronouncements.    In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115", or SFAS 159, which permits an entity to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We adopted SFAS 159 on January 1, 2008 and have elected not to apply the fair value option to any of our financial instruments.

        In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force, or EITF, related to EITF Issue No. 06-04, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements", or EITF 06-04, which requires the recognition of a liability related to postretirement benefits covered by endorsement split-dollar life insurance arrangements since the employer has the obligation to provide the benefit to the employee. In March 2007, the FASB ratified the consensus reached by the EITF related to EITF Issue No. 06-10, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements", or EITF 06-10, which requires (1) the recognition of a liability related to postretirement benefits covered by collateral split-dollar life insurance arrangements since the employer has the obligation to provide the benefit to the employee and (2) to recognize and measure the asset based on the nature and substance of the arrangement. We have both endorsement and collateral assignment split-dollar life insurance arrangements for certain officers of the Company. The liability is required to be recognized in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits, Other Than Pensions," or Accounting Principles Board, or APB, Opinion No. 12, "Omnibus Opinion—1967," as appropriate. The adoption of these standards resulted in our recording a $3.4 million liability, a $2.6 million receivable and a cumulative-effect adjustment to reduce retained earnings by $0.8 million at January 1, 2008 on our Consolidated Balance Sheet.

        For additional recent accounting pronouncements pending adoption, see Note 1 of the Notes to Consolidated Financial Statements in our 2007 Form 10-K.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

March 31, 2008

2. ACQUISITION

        On February 29, 2008, in order to enhance our mortgage reporting market share, we acquired certain assets and specified liabilities of FIS Credit Services, Inc., a related party mortgage credit reporting reseller, for cash consideration of $6.0 million. The results of this acquisition will be reported in our U.S. Consumer Information Solutions segment subsequent to the acquisition date.

        For additional information about our related party transactions, see Note 8 of the Notes to Consolidated Financial Statements in this Form 10-Q.

3. GOODWILL AND INTANGIBLE ASSETS

        The allocation of the TALX purchase price is preliminary, as certain federal and state tax returns and our valuation of acquired fixed assets are not complete. For additional information about the TALX acquisition completed on May 15, 2007, see Note 2 of the Notes to Consolidated Financial Statements in our 2007 Form 10-K.

        Goodwill.    Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," or SFAS 142, goodwill is tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment tests as of September 30.

        Changes in the amount of goodwill for the three months ended March 31, 2008 are as follows:

	U.S. Consumer Information Solutions	International	TALX	North America Personal Solutions	North America Commercial Solutions	Total
	(In millions)
Balance, December 31, 2007	$491.2	$351.6	$952.3	$1.8	$37.7	$1,834.6
Acquisitions	1.7	—	—	—	—	1.7
Purchase price adjustment	—	—	2.3	—	—	2.3
Foreign currency translation	—	7.1	—	—	(0.3)	6.8
Tax benefits of options exercised	—	—	(1.1)	—	—	(1.1)

Balance, March 31, 2008	$492.9	$358.7	$953.5	$1.8	$37.4	$1,844.3

        Indefinite-Lived Intangible Assets.    Indefinite-lived intangible assets consist of contractual/territorial rights representing the estimated fair value of rights to operate in certain territories acquired through the purchase of independent credit reporting agencies in the U.S. and Canada. Our contractual/territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. In accordance with SFAS 142, we are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. During the three months ended March 31, 2008, contractual/territorial rights decreased $0.1 million to $95.6 million due to foreign currency translation.

        Purchased Intangible Assets.    Purchased intangible assets represent the estimated fair value of acquired intangible assets used in our business. Purchased data files represent the estimated fair value

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

March 31, 2008

3. GOODWILL AND INTANGIBLE ASSETS (Continued)

of consumer credit files acquired primarily through the purchase of independent credit reporting agencies in the U.S. and Canada. We expense the cost of modifying and updating credit files in the period such costs are incurred. We amortize purchased data files, which primarily consist of acquired credit files, on a straight-line basis. All of our other purchased intangible assets are also amortized on a straight-line basis. For additional information about the useful lives related to our purchased intangible assets, see Note 1 of the Notes to Consolidated Financial Statements in our 2007 Form 10-K.

        Purchased intangible assets at March 31, 2008 and December 31, 2007 consist of the following:

	March 31, 2008			December 31, 2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In millions)
Definite-lived intangible assets:
Purchased data files	$403.0	$(226.0)	$177.0	$406.6	$(221.7)	$184.9
Acquired software and technology	71.3	(25.3)	46.0	72.7	(23.9)	48.8
Customer relationships	418.7	(24.7)	394.0	414.7	(18.4)	396.3
Proprietary database	117.6	(17.2)	100.4	117.6	(12.3)	105.3
Non-compete agreements	6.4	(5.3)	1.1	6.4	(5.2)	1.2
Trade names and other intangible assets	31.9	(5.1)	26.8	31.9	(3.9)	28.0

Total definite-lived intangible assets	$1,048.9	$(303.6)	$745.3	$1,049.9	$(285.4)	$764.5

        Amortization expense related to purchased intangible assets was $21.7 million and $7.8 million during the three months ended March 31, 2008 and 2007, respectively.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

March 31, 2008

4. DEBT

        Debt outstanding at March 31, 2008 and December 31, 2007 was as follows:

	March 31, 2008	December 31, 2007
	(In millions)
Commercial Paper	$20.0	$219.5
Notes, 4.25%, due May 2012	10.1	12.5
Notes, 7.34%, due May 2014	75.0	75.0
Notes, 6.30%, due July 2017	300.0	300.0
Debentures, 6.90%, due July 2028	150.0	150.0
Notes, 7.00%, due July 2037	250.0	250.0
Borrowings under long-term revolving credit facilities, weighted-average rate of 3.0% and 5.3% in 2008 and 2007, respectively	575.0	375.0
Other	4.2	2.2

Total debt	1,384.3	1,384.2
Less short-term debt and current maturities	(23.3)	(222.1)
Less unamortized discounts	(2.2)	(2.2)
Plus fair value adjustment	5.0	5.3

Total long-term debt, net of discount	$1,363.8	$1,165.2

        Senior Credit Facility.    We are party to an $850.0 million senior unsecured revolving credit facility, which we refer to as the Senior Credit Facility, with a group of financial institutions. Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Senior Credit Facility is scheduled to expire in July 2011. Availability of the Senior Credit Facility for borrowings is reduced by any commercial paper amounts outstanding. As of March 31, 2008, $575.0 million was outstanding under the Senior Credit Facility, which is included in long-term debt on our Consolidated Balance Sheet, and $255.0 million was available for borrowings under this facility.

        Commercial Paper Program.    On May 22, 2007, we established an $850.0 million commercial paper program in which borrowings bear interest at either a variable rate (based on LIBOR or other benchmarks) or a fixed rate, with the applicable rate and margin established through private placement of commercial paper notes from time to time. Maturities of commercial paper can range from overnight to 397 days. Since the commercial paper program is backstopped by our Senior Credit Facility, the amount of commercial paper which may be issued under the program is reduced by the amount of any outstanding borrowings under our Senior Credit Facility pursuant to our existing Board authorization. At March 31, 2008, $20.0 million in commercial paper notes were outstanding, at a weighted-average fixed interest rate of 2.9% per annum, all with maturities of less than 90 days.

        Canadian Credit Facility.    We are a party to a credit agreement with a Canadian financial institution that provides for a C$10.0 million (denominated in Canadian dollars), 364-day revolving credit agreement. This agreement was renewed during 2007 and is scheduled to expire in November 2008. During the three months ended March 31, 2008, there was no activity under this facility.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

March 31, 2008

4. DEBT (Continued)

        For additional information about our debt agreements, see Note 4 of the Notes to Consolidated Financial Statements in our 2007 Form 10-K.

5. COMMITMENTS AND CONTINGENCIES

        Headquarters Lease.    Other than leasing arrangements, we do not engage in off-balance sheet financing activities. Under the terms of the $29.0 million operating lease for our headquarters building in Atlanta, Georgia, which commenced in 1998 and expires in 2010, we have guaranteed a portion of the residual value of the building at the end of the lease. Total lease payments for the remaining term total $3.6 million. In the event that the property were to be sold by the lessor at the end of the lease term, we would be responsible for any shortfall of the sales proceeds, up to a maximum amount of $23.2 million, which equals 80% of the value of the property at the beginning of the lease term. The liability for this estimated shortfall, which was $1.9 million as of March 31, 2008 and December 31, 2007, respectively, is recorded in other long-term liabilities on our Consolidated Balance Sheets.

        Data Processing, Outsourcing Services and Other Agreements.    We have separate agreements with International Business Machines Corporation, or IBM, Acxiom, Genpact, Tata Consultancy Services and others to outsource portions of our computer data processing operations, applications development, maintenance and related functions and to provide certain other administrative and operational services. The agreements expire between 2008 and 2013. The estimated aggregate minimum contractual obligation remaining under these agreements was approximately $305.0 million at December 31, 2007, with no future year's minimum commitment exceeding $90.0 million. Annual payment obligations in regard to these agreements vary due to factors such as the volume of data processed; changes in our servicing needs as a result of new product offerings, acquisitions or divestitures; the introduction of significant new technologies; foreign currency; or the general rate of inflation. In certain circumstances (e.g., a change in control or for our convenience), we may terminate these data processing and outsourcing agreements, and, in doing so, certain of these agreements require us to pay a significant penalty.

        Our data processing outsourcing agreement with IBM was renegotiated in 2003 for a ten-year term. Under this agreement (which covers our operations in North America, Europe, Brazil and Chile), we have outsourced our mainframe and midrange operations, help desk service and desktop support functions, and the operation of our voice and data networks. The scope of such services varies by location. During 2007, 2006 and 2005, we paid $115.0 million, $112.1 million and $120.8 million, respectively, for these services. The estimated future minimum contractual obligation at December 31, 2007 under this agreement is approximately $255.0 million, with no year's minimum commitment currently exceeding $55.0 million. We may terminate certain portions of this agreement without penalty in the event that IBM is in material breach of the terms of the agreement.

        Agreement with Computer Sciences Corporation.    We have an agreement with Computer Sciences Corporation, or CSC, and certain of its affiliates, collectively CSC, under which CSC-owned credit reporting agencies utilize our computerized credit database services. CSC retains ownership of its credit files and the revenues generated by its credit reporting activities. We receive a processing fee for maintaining the database and for each report supplied. The agreement will expire on July 31, 2018 and is renewable at the option of CSC for successive ten-year periods. The agreement provides us with an

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

March 31, 2008

5. COMMITMENTS AND CONTINGENCIES (Continued)

option to purchase CSC's credit reporting business if it does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. Under the agreement CSC also has an option, exercisable at any time, to sell its credit reporting business to us. The option expires in 2013. The option exercise price will be determined by a third-party appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if the option were exercised at December 31, 2007, the price range would have approximated $650.0 million to $725.0 million. This estimate is based solely on our internal analysis of the value of the business, current market conditions and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than the estimated amount.

        Guarantees and General Indemnifications.    We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit is not material at March 31, 2008 and all have a maturity of one year or less. We also guarantee the operating lease payments of a lease between third parties. The operating lease, which expires December 31, 2011, has a remaining balance of $5.0 million, based on the undiscounted value of remaining lease payments, including real estate taxes, at March 31, 2008. We believe that the likelihood of demand for payment by us is minimal and expect no material losses to occur related to this guarantee. Accordingly, we do not have a liability on our Consolidated Balance Sheets at March 31, 2008 or December 31, 2007 related to this guarantee.

        We have agreed to standard indemnification clauses in many of our lease agreements for office space, covering such things as tort, environmental and other liabilities that arise out of or relate to our use or occupancy of the leased premises. Certain of our credit agreements include provisions which require us to make payments to preserve an expected economic return to the lenders if that economic return is diminished due to certain changes in law or regulations. In conjunction with certain transactions, such as sales or purchases of operating assets or services in the ordinary course of business, or the disposition of certain assets or businesses, we sometimes provide routine indemnifications, the terms of which range in duration and sometimes are not limited. We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to indemnifications on our Consolidated Balance Sheets at March 31, 2008 or December 31, 2007.

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

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

March 31, 2008

5. COMMITMENTS AND CONTINGENCIES (Continued)

        Tax Matters.    In 2003, the Canada Revenue Agency, or CRA, issued Notices of Reassessment, asserting that Acrofax, Inc., a wholly-owned Canadian subsidiary of Equifax, is liable for additional tax for the 1995 through 2000 tax years, related to certain intercompany capital contributions and loans. The additional tax sought by the CRA for these periods ranges, based on alternative theories, from $8.3 million ($8.5 million in Canadian dollars) to $18.6 million ($19.0 million in Canadian dollars) plus interest and penalties. Subsequently in 2003, we made a statutorily-required deposit for a portion of the claim. We intend to vigorously contest these reassessments and do not believe we have violated any statutory provision or rule. While we believe our potential exposure is less than the asserted claims and not material to our Consolidated Financial Statements, if the final outcome of this matter was unfavorable to us, an additional claim may be filed by the local province. The likelihood and potential amount of such claim is unknown at this time. We cannot predict when this tax matter will be resolved.

        For additional information about these and other commitments and contingencies, see Note 5 of the Notes to Consolidated Financial Statements in our 2007 Form 10-K.

6. INCOME TAXES

        Equifax and its subsidiaries are subject to U.S federal, state and international income taxes. The Internal Revenue Service completed its audit of our 2004 U.S. income tax return during the first quarter of 2008. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years ending prior to December 31, 2002, with few exceptions. In Canada, we are under audit by the Canada Revenue Agency for the 1995 through 2000 tax years (see Note 5 of the Notes to Consolidated Financial Statements). For the U.K., tax years after 1999 are open for examination. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that Equifax's gross unrecognized tax benefit balance may change within the next twelve months by a range of zero to $17.9 million, related primarily to issues involving Brazilian and U.K. operations.

        Effective Tax Rate.    Our effective income tax rate was 37.5% for the three months ended March 31, 2008, up from 36.3% for the same period in 2007 due primarily to discrete items recorded during 2007 related to state and foreign taxes that did not recur in 2008.

7. BENEFIT PLANS

        We have defined benefit pension plans and defined contribution plans. Substantially all of our U.S., Canadian and U.K. employees are eligible to participate in one or more of these plans. We also maintain certain healthcare and life insurance benefit plans for eligible retired employees. For additional information about our benefit plans, see Note 9 of the Notes to Consolidated Financial Statements in our 2007 Form 10-K.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

March 31, 2008

7. BENEFIT PLANS (Continued)

        The following table provides the components of net periodic benefit cost for the three months ended March 31, 2008 and 2007:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,
	2008	2007	2008	2007
	(In millions)
Service cost	$2.8	$2.6	$0.1	$0.1
Interest cost	8.7	8.3	0.5	0.4
Expected return on plan assets	(11.3)	(10.6)	(0.4)	(0.3)
Amortization of prior service cost	0.2	0.2	0.1	0.1
Recognized actuarial loss	1.5	2.2	0.1	0.1

Total net periodic benefit cost	$1.9	$2.7	$0.4	$0.4

8. RELATED PARTY TRANSACTIONS

        SunTrust Bank, N.A., or SunTrust, Bank of America, N.A., or Bank of America, and Fidelity National Information Services, Inc., or FNIS, are each considered related parties in accordance with SFAS No. 57, "Related Party Disclosures," since members of our Board of Directors have affiliations with these companies. The following transactions during the first quarter of 2008 involved related parties:

  •
  SunTrust Robinson Humphrey, a subsidiary of SunTrust, and Banc of America Securities, LLC, a subsidiary of Bank of America, serve as dealers under our commercial paper program. Fees paid to the dealers related to our issuance of commercial paper were immaterial during the first quarter of 2008.

  •
  On February 29, 2008, in order to enhance our mortgage reporting market share, we acquired certain assets and specified liabilities of FIS Credit Services, Inc., a mortgage credit reporting reseller, for cash consideration of $6.0 million. The results of the acquisition will be reported in our U.S. Consumer Information Solutions segment subsequent to the acquisition date.

        There have not been any other material changes in transactions with related parties, other than those discussed in Note 11 of the Notes to Consolidated Financial Statements in our 2007 Form 10-K.

9. SEGMENT INFORMATION

        Reportable Segments.    We manage our business and report our financial results through the following five reportable segments, which are the same as our operating segments:

  •
  U.S. Consumer Information Solutions

  •
  International

  •
  TALX

  •
  North America Personal Solutions

  •
  North America Commercial Solutions

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

March 31, 2008

9. SEGMENT INFORMATION (Continued)

        The accounting policies of the reportable segments are the same as those described in our summary of significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in our 2007 Form 10-K. We evaluate the performance of these reportable segments based on their operating revenues, operating income and operating margins, excluding unusual or infrequent items, if any. Inter-segment sales and transfers are not material for all periods presented. The measurement criteria for segment profit or loss and segment assets are substantially the same for each reportable segment. All transactions between segments are accounted for at cost, and no timing differences occur between segments.

        A summary of segment products and services is as follows:

        U.S. Consumer Information Solutions.    This segment includes consumer information services (such as credit information and credit scoring, credit modeling services, decisioning tools, locate services, fraud detection and prevention services, identity verification services and other consulting services); mortgage loan origination information services; credit card marketing services; and consumer demographic and lifestyle information services.

        International.    This segment includes information services products, which includes consumer and commercial services (such as credit and financial information, credit scoring and credit modeling services), credit marketing products and services, and products and services sold directly to consumers.

        TALX.    This segment includes employment and income verification services (known as The Work Number®) and employment tax and talent management services.

        North America Personal Solutions.    This segment includes credit information, credit monitoring and identity theft protection products sold directly to consumers via the internet and in various hard-copy formats.

        North America Commercial Solutions.    This segment includes commercial products and services such as business credit and demographic information, credit scores and portfolio analytics, which are derived from our databases of business credit and financial information.

        Operating revenue and operating income by operating segment during the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008	2007
	(In millions)
Operating revenue:
U.S. Consumer Information Solutions	$233.2	$247.1
International	129.9	105.6
TALX	79.6	—
North America Personal Solutions	43.1	38.0
North America Commercial Solutions	17.3	14.4

Total operating revenue	$503.1	$405.1

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

March 31, 2008

9. SEGMENT INFORMATION (Continued)

	Three Months Ended March 31,
	2008	2007
	(In millions)
Operating income:
U.S. Consumer Information Solutions	$90.1	$101.7
International	39.6	32.4
TALX	12.7	—
North America Personal Solutions	11.1	6.3
North America Commercial Solutions	2.6	1.4
General Corporate Expense	(29.9)	(24.8)

Total operating income	$126.2	$117.0

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

Segment and Geographic Information

        Segments.    The U.S. Consumer Information Solutions, or USCIS, segment, the largest of our five segments, consists of four product and service lines: Online Consumer Information Solutions, or OCIS, Mortgage Reporting Solutions, Credit Marketing Services and Direct Marketing Services. OCIS and Mortgage Reporting Solutions revenue is principally transaction-based and is derived from our sales of products such as consumer credit reporting and scoring, mortgage reporting, identity verification, fraud detection and modeling services, and certain of our decisioning products that facilitate and automate a variety of credit-oriented decisions, a significant majority of which are delivered electronically. Credit Marketing Services and Direct Marketing Services revenue is principally project- and subscription-based and is derived from our sales of the products such as those that assist clients in acquiring new customers, cross-selling to existing customers and managing portfolio risk.

        The International segment consists of Canada Consumer, Europe and Latin America. Canada Consumer's products and services are similar to our USCIS offerings, while Europe and Latin America are made up of varying mixes of product lines that are in our USCIS, North America Commercial Solutions and North America Personal Solutions reportable segments.

        The TALX segment consists of The Work Number® and Tax and Talent Management business units. The Work Number revenue is transaction-based and is derived primarily from verification of employment and income data reported to us by employers. Tax and Talent Management revenues are derived from our provision of certain human resources business process outsourcing services that are transaction- and subscription-based product offerings.

        North America Personal Solutions revenue is both transaction- and subscription-based and is derived from the sale of credit monitoring and identity theft protection products, which we deliver to consumers through the mail and electronically via the internet.

        North America Commercial Solutions revenue is principally transaction-based and is derived from the sale of business information, credit scores and portfolio analytics that enable customers to utilize our reports to make financial, marketing and purchasing decisions related to businesses.

        Geographic Information.    We currently operate in 14 countries: Argentina, Brazil, Canada, Chile, Costa Rica, El Salvador, Honduras, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay, and the U.S. Our operations in Costa Rica and the Republic of Ireland focus on data processing and customer support activities.

        Key Performance Indicators.    Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, operating revenue growth, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three months ended March 31, 2008 and 2007, were as follows:

	Key Performance Indicators
	Three Months Ended March 31,
	2008	2007
	(Dollars in millions, except per share data)
Operating revenue	$503.1	$405.1
Operating revenue growth	24%	8%
Operating income	$126.2	$117.0
Operating margin	25.1%	28.9%
Income from continuing operations	$65.7	$69.0
Diluted earnings per share from continuing operations	$0.50	$0.54
Cash provided by operating activities	$75.1	$64.9
Capital expenditures	$30.0	$14.6

Operational Highlights.

  •
  Double-digit revenue growth in our International, North America Personal Solutions and North America Commercial Solutions segments and results from TALX, which was acquired in May 2007 and therefore not reflected in our first quarter 2007 results, contributed to a 24% increase in revenue in the first quarter of 2008, when compared to the same period in 2007.

  •
  Operating margin was 25.1 percent compared to 28.9 percent in the first quarter of 2007 and up from 24.5 percent in the fourth quarter of 2007.

  •
  Net income was $65.7 million, a 5 percent decrease from the first quarter of 2007. Year over year net income growth was negatively impacted by increased intangible amortization expense related to the acquisition of TALX and interest expense on additional debt incurred to finance this acquisition.

  •
  During the first quarter of 2008, we repurchased 1.1 million of our common shares on the open market for $37.0 million.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Consolidated Financial Results

Operating Revenue

	Three Months Ended March 31,		Change
Consolidated Operating Revenue			2008 vs. 2007
	2008	2007	$	%
	(Dollars in millions)
U.S. Consumer Information Solutions	$233.2	$247.1	$(13.9)	-6%
International	129.9	105.6	24.3	23%
TALX	79.6	—	79.6	nm
North America Personal Solutions	43.1	38.0	5.1	14%
North America Commercial Solutions	17.3	14.4	2.9	20%

Consolidated operating revenue	$503.1	$405.1	$98.0	24%

nm—not meaningful

        The increase in revenue was due to double-digit growth in our International, North America Personal Solutions and North America Commercial Solutions segments, as discussed in greater detail in "Segment Financial Results" below, as well as the acquisition of TALX. TALX contributed $79.6 million, or 19% of the consolidated revenue growth when compared to first quarter 2007. Revenue from our USCIS segment declined due to weakness in the U.S. credit and mortgage markets. Foreign currency had a favorable impact of $13.2 million, or 3%, on revenue growth during the period.

        The impact of foreign currency translation can change significantly from period to period. The foreign currency benefit to reported results was greater in the first quarter of 2008 than it has been in other recent periods due to the significant decline in the value of the U.S. dollar over the last year against key foreign currencies, most notably the British pound, Canadian dollar and Brazilian real. If the U.S. dollar remains at its current valuation going forward, the benefit from foreign currency will diminish from its first quarter 2008 level.

Operating Expenses

	Three Months Ended March 31,		Change
Consolidated Operating Expenses			2008 vs. 2007
	2008	2007	$	%
	(Dollars in millions)
Consolidated cost of services	$202.8	$169.3	$33.5	20%
Consolidated selling, general and administrative expenses	136.2	97.4	38.8	40%
Consolidated depreciation and amortization expense	37.9	21.4	16.5	77%

Consolidated operating expenses	$376.9	$288.1	$88.8	31%

        The increase in cost of services was significantly affected by our acquisition of TALX, which contributed $27.6 million of this increase. The remainder of this increase was primarily due to: (1) increased salary costs in our Latin America business due to additional headcount; and (2) the impact of foreign currency fluctuation against the U.S. dollar.

        The increase in selling, general and administrative expenses was mainly due to our acquisition of TALX, which contributed $23.5 million of this increase. The remainder of this increase was primarily due to increased salary and incentive costs due to additional headcount to support growth areas and the impact of foreign currency fluctuation against the U.S. dollar.

        The increase in depreciation and amortization expense was mainly due to $15.7 million in incremental depreciation and amortization expense related to our acquisition of TALX. The remainder of the increase is primarily due to depreciation expense related to increased 2007 capital expenditures, including the purchase of the facility that houses our Atlanta, Georgia data center.

Operating Income and Operating Margin

	Three Months Ended March 31,		Change
Consolidated Operating Income			2008 vs. 2007
	2008	2007	$	%
	(Dollars in millions)
Consolidated operating revenue	$503.1	$405.1	$98.0	24%
Consolidated operating expenses	376.9	288.1	88.8	31%

Consolidated operating income	$126.2	$117.0	$9.2	8%
Consolidated operating margin	25.1%	28.9%

        The decline in consolidated operating margin reflects the impact of the 16.0% operating margin of TALX on our consolidated operating margin, which is significantly impacted by acquisition-related amortization expense. The decline in consolidated operating margin was also due to a decline in the margin of our USCIS business when compared to the same period in 2007.

Other Expense, Net

	Three Months Ended March 31,		Change
Consolidated Other Expense, Net			2008 vs. 2007
	2008	2007	$	%
	(Dollars in millions)
Consolidated interest expense	$(19.7)	$(7.4)	$(12.3)	166%
Consolidated minority interests in earnings, net of tax	(1.7)	(1.4)	(0.3)	21%
Consolidated other income, net	0.3	0.2	0.1	50%

Consolidated other expense, net	$(21.1)	$(8.6)	$(12.5)	145%
Weighted-average cost of debt	5.1%	5.7%
Total consolidated debt	$1,387.1	$455.9	$931.2	204%

        The increase in other expense, net, was primarily due to increased interest expense driven by a higher level of debt during the first quarter of 2008 which was used to fund the TALX acquisition in May 2007 and our share repurchase activity in 2007 and 2008.

Income Taxes

	Three Months Ended March 31,		Change
			2008 vs. 2007
Consolidated Provision for Income Taxes
	2008	2007	$ %
	(Dollars in millions)
Consolidated provision for income taxes	$(39.4)	$(39.4)	$—	0%
Effective income tax rate	37.5%	36.3%

        The increase in our effective income tax rate was due to favorable discrete items recorded during the first quarter of 2007 related to state and foreign taxes which did not recur in 2008.

Net Income

	Three Months Ended March 31,		Change
Consolidated Net Income			2008 vs. 2007
	2008	2007	$	%
	(Dollars in millions)
Consolidated net income	$65.7	$69.0	$(3.3)	-5%
Diluted earnings per common share	$0.50	$0.54	$(0.04)	-7%
Weighted-average shares used in computing diluted earnings per share	132.1	127.3

        The decrease in net income was a function of growth in operating income from our International, North America Personal Solutions and North America Commercial Solutions segments and the acquisition of TALX, which was more than offset by a decline in operating income from our USCIS businesses, increased general corporate operating expense and increased interest expense.

Segment Financial Results

USCIS

	Three Months Ended March 31,		Change
U.S. Consumer Information Solutions			2008 vs. 2007
	2008	2007	$	%
	(Dollars in millions)
Operating revenue:
Online Consumer Information Solutions	$156.9	$162.1	$(5.2)	-3%
Mortgage Reporting Solutions	17.5	17.5	—	0%
Credit Marketing Services	35.4	40.4	(5.0)	-12%
Direct Marketing Services	23.4	27.1	(3.7)	-14%

Total operating revenue	$233.2	$247.1	$(13.9)	-6%
% of consolidated revenue	46%	61%
Total operating income	$90.1	$101.7	$(11.6)	-11%
Operating margin	38.6%	41.2%		-2.6%

        The decrease in revenue was due to declines in our OCIS, Credit Marketing Services and Direct Marketing Services businesses due primarily to continued weakness in the U.S. consumer credit and housing markets. Assuming a continuation of current levels of economic softness, USCIS revenue for the full year is likely to be below the revenue realized in 2007.

OCIS

        The decrease in revenue was due to continuing low single digit percentage declines in average unit prices, which have been and continue to be characteristic of this business. Online transaction volume remained flat at 170 million from the first quarter of 2007.

Mortgage Reporting Solutions

        Revenue increased from our settlement services products and from our acquisitions of three mortgage affiliates at the end of the first quarter of 2007 and a credit reporting agency during the first quarter of 2008. These increases were offset primarily as a result of continued weakness in the U.S. housing markets, which led to reduced transaction volumes from our existing mortgage reporting customer base.

Credit Marketing Services

        The decrease in revenue was primarily due to volume decreases from certain large financial institutions in the purchase of our services which assist these customers with new account acquisition, partially offset by volume increases in account review services which assist these customers in managing the risk of their existing customer portfolios.

Direct Marketing Services

        The decrease in revenue was due to reduced mailing volumes from our existing customer base and to changes in the scope of a contract with a large marketing services reseller.

USCIS Operating Margin

        The decrease in operating margin was primarily due to the fixed cost nature of the USCIS business in the midst of revenue declines in our OCIS, Credit Marketing Services and Direct Marketing Services businesses. With a high proportion of fixed costs, our operating expenses did not decline at the same rate as our revenue. This margin decrease was partially offset by reduced transaction processing and salary costs in our Direct Marketing Services business and other cost saving initiatives. Although operating margin has declined from the same period a year ago, operating margin has increased from 36.6% in the fourth quarter of 2007 due to the implementation of certain cost saving initiatives.

International

	Three Months Ended March 31,		Change
International			2008 vs. 2007
	2008	2007	$	%
	(Dollars in millions)
Operating revenue:
Europe	$47.7	$42.2	$5.5	13%
Latin America	53.2	39.6	13.6	34%
Canada Consumer	29.0	23.8	5.2	22%

Total operating revenue	$129.9	$105.6	$24.3	23%
% of consolidated revenue	26%	26%
Total operating income	$39.6	$32.4	$7.2	22%
Operating margin	30.5%	30.7%		-0.2%

        The increase in revenue is attributable to growth in all three geographical areas. Local currency fluctuation against the U.S. dollar favorably impacted our International revenue by $12.2 million, or 12%, as revenue was up 11% in local currency during the first quarter of 2008.

Europe

        The increase in revenue was primarily due to strong online volumes for our U.K. consumer risk products. Revenue also increased due to higher volumes and new customer relationships for our online services and registry products in Spain and Portugal. Local currency fluctuation against the U.S. dollar favorably impacted our Europe revenue by $1.5 million, or 3%, as revenue was up 10% in local currency.

Latin America

        The increase in revenue was driven by double digit sales growth in local currency in six of the seven country markets in which we operate, primarily due to higher volumes of our online solutions, enabling technologies and marketing products. Brazil contributed to revenue growth during the first quarter with a new contract to provide data to a large regional consumer services data provider, partially offset by lower sales volumes for certain products that resulted from competition for small- and medium-sized customers. Local currency fluctuation against the U.S. dollar favorably impacted our Latin America revenue by $6.6 million, or 14%, as revenue was up 18% in local currency.

Canada Consumer

        The increase in revenue was primarily driven by volume increases for our consumer risk products, as well as increased volumes for marketing products. Local currency fluctuation against the U.S. dollar favorably impacted our Canada Consumer revenue by $4.2 million, or 17%, as revenue was up 4% in local currency.

International Operating Margin

        The operating margin was similar to 2007 as growth in revenues were offset by increased salary costs in our Europe and Latin America businesses due to additional headcount as we invest for international growth.

TALX

			Change
	Three Months Ended March 31,
			2008 vs. 2007
TALX
	2008	2007	$	%
	(Dollars in millions)
Operating revenue:
The Work Number	$36.3	$—	$36.3	nm
Tax and Talent Management	43.3	—	43.3	nm

Total operating revenue	$79.6	$—	$79.6	nm
% of consolidated revenue	16%
Total operating income	$12.7	$—	$12.7	nm
Operating margin	16.0%

nm—not meaningful

        The results of TALX's operations were included in our Consolidated Financial Statements beginning on May 15, 2007. TALX generated $79.6 million during the first quarter of 2008. Of this amount, The Work Number business generated $36.3 million in revenue, or 46% of total TALX revenue, while the Tax and Talent Management business generated 54%, or $43.3 million in revenue. Revenue from these businesses is generally higher in the first quarter due primarily to the provision of Form W-2 preparation services which occur during this time. Operating margin was 16.0% during the first quarter of 2008. TALX acquisition-related amortization expense was $13.7 million for the period, or 17% of TALX revenue for the period. Total employment records in The Work Number database increased during the first quarter to 174.2 million at March 31, 2008.

North America Personal Solutions

			Change
	Three Months Ended March 31,
			2008 vs. 2007
North America Personal Solutions
	2008	2007	$	%
	(Dollars in millions)
Total operating revenue	$43.1	$38.0	$5.1	14%
% of consolidated revenue	9%	9%
Total operating income	$11.1	$6.3	$4.8	76%
Operating margin	25.7%	16.5%		9.2%

        The increase in revenue was primarily due to higher subscription revenue associated with our 3-in-1 Monitoring, ScoreWatch, Credit Watch and Credit Report Control products. Subscription customers grew to 1.4 million as of March 31, 2008, up 12% from 1.2 million as of March 31, 2007. The increase in operating margin was mainly due to continued subscription-based revenue growth and improved operating leverage, as operating expenses remained constant during the first quarter of 2008 when compared to the first quarter of 2007.

North America Commercial Solutions

			Change
	Three Months Ended March 31,
			2008 vs. 2007
North America Commercial Solutions
	2008	2007	$	%
	(Dollars in millions)
Total operating revenue	$17.3	$14.4	$2.9	20%
% of consolidated revenue	3%	4%
Total operating income	$2.6	$1.4	$1.2	95%
Operating margin	15.3%	9.4%		5.9%

        The increase in revenue was primarily due to increased sales volumes for products in our U.S. Commercial business. Online transactional volume for our commercial credit information products was 1.3 million during the first quarter of 2008, up 13% from 1.1 million during the same period in 2007. The increase in operating margin was mainly due to revenue growth in our U.S. Commercial business and improved operating leverage, as increases in operating expenses during the period were primarily due to increased data purchases and new product investment to support long-term growth and operating efficiency. Local currency fluctuation against the U.S. dollar favorably impacted our North America Commercial Solutions revenue by $1.0 million, or 7%.

General Corporate Expense

			Change
	Three Months Ended March 31,
			2008 vs. 2007
General Corporate Expense
	2008	2007	$ %
	(Dollars in millions)
General corporate expense	$29.9	$24.8	$5.1	21%

        Our general corporate expenses are costs that are incurred at the corporate level and include those expenses impacted by corporate direction, such as shared services, administrative, legal, restructuring and equity compensation costs. The 2008 increase in general corporate expense was primarily due to increased expenses for corporate incentives and equity compensation, increased spending on information technology processes and infrastructure which benefits the entire corporation, increased staff costs and litigation expenses.

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

			Change
	Three Months Ended March 31,
			2008 vs. 2007
Net cash provided by (used in):
	2008	2007	$	%
	(Dollars in millions)
Operating activities	$75.1	$64.9	$10.2	16%
Investing activities	$(36.0)	$(18.5)	$(17.5)	nm
Financing activities	$(36.3)	$(45.1)	$8.8	nm

nm—not meaningful

        The increase in operating cash flow was primarily due to incremental income from our TALX acquisition and revenue growth in our existing businesses, partially offset by increased interest payments.

        Fund Transfer Limitations.    The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited, in some cases, by certain restrictions imposed by foreign governments, which do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.

Capital Expenditures

	Three Months Ended March 31,		Change
Net cash used in:			2008 vs. 2007
	2008	2007
	(In millions)
Capital expenditures	$(30.0)	$(14.6)	$(15.4)

        Our capital expenditures are used for developing, enhancing and deploying new and existing software in support of our expanding product set, replacing or adding equipment, updating systems for regulatory compliance, the licensing of software applications and investing in system reliability, security and disaster recovery enhancements. The increase in capital expenditures during the first three months of 2008 when compared to the first quarter of 2007 was primarily due to $14.2 million of improvements made to the facility which houses our Atlanta, Georgia data center, which we purchased during 2007.

Acquisitions

	Three Months Ended March 31,		Change
Net cash used in:			2008 vs. 2007
	2008	2007
	(In millions)
Acquisitions, net of cash acquired	$(6.0)	$(3.9)	$(2.1)

        On February 29, 2008, in order to enhance our mortgage reporting market share, we acquired certain assets and specified liabilities of FIS Credit Services, Inc., a related party mortgage credit reporting reseller, for cash consideration of $6.0 million. The results of the acquisition will be reported in our U.S. Consumer Information Solutions segment subsequent to the acquisition date.

        For additional information about our acquisitions, see Note 2 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Borrowings and Credit Facility Availability

	Three Months Ended March 31,		Change
Net cash provided by (used in):			2008 vs. 2007
	2008	2007
	(In millions)
Net short-term repayments	$(199.5)	$(23.0)	$(176.5)
Net borrowings (repayments) under long-term revolving credit facilities	$200.0	$(25.0)	$225.0
Proceeds from issuance of long-term debt	$2.1	$—	$2.1
Payments on long-term debt	$(2.9)	$—	$(2.9)

        Net short-term borrowings during the three months ended March 31, 2008 represents activity under our $850.0 million commercial paper program, which is backstopped by our long-term Senior Credit Facility. At March 31, 2008, $20.0 million in commercial paper notes was outstanding, at a weighted-average interest rate of 2.9% per annum, all with maturities of less than 90 days. The increase in net short-term repayments and the decrease in net borrowings under long-term revolving credit facilities reflect refinancings during the first quarter of 2008 of amounts of commercial paper notes outstanding at December 31, 2007 through borrowings under our Senior Credit Facility to lower the average interest cost of such debt.

        Net borrowings (repayments) under long-term revolving credit facilities during the three months ended March 31, 2008 and 2007 relate to activity on our Senior Credit Facility. Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Senior Credit Facility is scheduled to expire in July 2011.

        At March 31, 2008, interest was payable on borrowings under our Senior Credit Facility at the base rate or London Inter-Bank Offered Rate, or LIBOR, plus a specified margin or competitive bid option as selected by us from time to time. The annual facility fee and interest rate are subject to adjustment based on our debt ratings. Availability of our Senior Credit Facility for borrowings is reduced by the amount of any commercial paper notes. As of March 31, 2008, $575.0 million was outstanding under the Senior Credit Facility, which is included in long-term debt on our Consolidated Balance Sheet, and $255.0 million was available for borrowings under this facility.

        We are a party to a credit agreement with a Canadian bank that provides for a C$10.0 million (denominated in Canadian dollars), 364-day revolving credit agreement. At March 31, 2008, no borrowings were outstanding under this facility.

        At March 31, 2008, 57% of our debt was fixed-rate debt and 43% was variable-rate debt. Our variable-rate debt consists of the Senior Credit Facility and commercial paper program and generally bears interest based on a specified margin plus a base rate, LIBOR or commercial paper rate. The interest rates reset periodically, depending on the terms of the respective financing arrangements. At March 31, 2008, interest rates on substantially all of our variable-rate debt ranged from 2.9% to 3.0%. We were in compliance with all of our financial and non-financial debt covenants at March 31, 2008.

        As of March 31, 2008, our S&P rating of BBB+ and Moody's rating of Baa1 on our long-term debt remained unchanged from those announced in February 2007.

        For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 4 of the Notes to Consolidated Financial Statements in our 2007 Form 10-K.

Equity Transactions

	Three Months Ended March 31,		Change
Net cash provided by (used in):			2008 vs. 2007
	2008	2007
	(In millions)
Treasury stock repurchases	$(37.0)	$(0.4)	$(36.6)
Dividends paid	$(5.2)	$(5.0)	$(0.2)
Proceeds from exercise of stock options	$5.6	$6.5	$(0.9)
Excess tax benefits from stock-based compensation plans	$0.8	$1.7	$(0.9)

        Sources and uses of cash related to equity during the three months ended March 31, 2008 and 2007 were as follows:

  •
  Under share repurchase programs authorized by our Board of Directors, we purchased 1.1 million common shares on the open market during the three months ended March 31, 2008 for $37.0 million at an average price per common share of $34.76. At March 31, 2008, the amount authorized for future share repurchases under this program was $276.9 million. We did not repurchase any shares under the stock repurchase program authorized by our Board of Directors during the three months ended March 31, 2007. Treasury stock repurchase activity in 2007 represents the cashless exercise of stock-based compensation activity.

  •
  Our dividends per share were $0.04 per share for both periods presented. We paid cash dividends of $5.2 million and $5.0 million in the first quarters of 2008 and 2007, respectively.

  •
  We received cash of $5.6 million and $6.5 million during the first quarters of 2008 and 2007, respectively, from the exercise of stock options.

Contractual Obligations, Commercial Commitments and Other Contingencies

        Our contractual obligations, commercial commitments and other contingencies have not materially changed from those reported in our 2007 Form 10-K. For additional information about certain obligations and contingencies, including those related to CSC see Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Off-Balance Sheet Arrangements

        There have been no material changes with respect to our off-balance sheet arrangements from those presented in our 2007 Form 10-K.

Related Party Transactions

        We engage in various transactions and arrangements with related parties. We believe the terms of the transactions and arrangements do not differ from those that would have been negotiated with an independent party. For additional information about our related parties and associated transactions, see Note 8 of the Notes to the Consolidated Financial Statements in this Form 10-Q and Note 11 of the Notes to Consolidated Financial Statements in our 2007 Form 10-K.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the Notes to Consolidated Financial Statements in this Form 10-Q and Note 1 of the Notes to Consolidated Financial Statements in our 2007 Form 10-K.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our Consolidated Financial Statements and the Notes to Consolidated Financial Statements. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The "Application of Critical Accounting Policies and Estimates" section in the MD&A and Note 1 of the Notes to Consolidated Financial Statements in our 2007 Form 10-K describe the significant accounting estimates and policies used in the preparation of our Consolidated Financial Statements. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For information regarding our exposure to certain market risks, see "Quantitative and Qualitative Disclosures about Market Risk," in Part II, Item 7A of our 2007 Form 10-K. There were no material changes to our market risk exposure during the three months ended March 31, 2008.

ITEM 4.    CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, an evaluation was carried out by the Company's management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Equifax, certain of its subsidiaries, and other persons have been named as parties in various legal actions and administrative proceedings arising in connection with the operation of Equifax's businesses. In most cases, plaintiffs seek unspecified damages and other relief. These actions include the following:

        Naviant Arbitration and Litigation.    We commenced an arbitration proceeding against the shareholder sellers of Naviant, Inc., which we acquired in 2002, claiming they breached various representations and warranties concerning information furnished to us in connection with the acquisition transaction. We also filed a lawsuit on August 13, 2004, in the U.S. District Court for the Southern District of Florida, in a case captioned Equifax Inc. and Naviant Inc. v. Austin Ventures VII, L.P, et al. Thereafter, we released our claims against one selling shareholder, Seisint, Inc., as part of a settlement and settled our claims against certain other former selling shareholders on June 14, 2006, in exchange for a cash payment to us of $15.2 million. On November 21, 2006, the District Court granted our request to lift the stay on our lawsuit so we could pursue our claims against the selling shareholders in that action. All parties voluntarily abandoned the arbitration proceedings. By joint stipulation, the District Court entered orders on December 27, 2007 and January 28, 2008, dismissing, without prejudice, claims and counterclaims of all parties except such claims asserted between Equifax and defendant Scott Hirsch. By joint stipulation and court order dated April 4, 2008, Equifax and Hirsch dismissed, without prejudice, all remaining claims between them.

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

        California Bankruptcy Litigation.    In a series of actions filed in the U.S. District Court for the Central District of California between October 14, 2005 and November 2, 2005 which have now been consolidated, captioned Terri N. White, et al. v. Equifax Information Services LLC, Jose Hernandez v. Equifax Information Services LLC, Kathryn L. Pike v. Equifax Information Services LLC, and Jose L. Acosta, Jr., et al. v. Trans Union LLC, et al., plaintiffs asserted that Equifax violated federal and state law (the FCRA, the California Credit Reporting Act and the California Unfair Competition Law) by failing to follow reasonable procedures to determine whether credit accounts are discharged in bankruptcy, including the method for updating the status of an account following a bankruptcy discharge. The Pike plaintiff asserts only that Equifax's conduct violated the California Credit Reporting Act. On May 15, 2007, plaintiffs filed motions seeking to certify a nationwide class of similarly situated consumers. Plaintiffs seek unspecified damages and injunctive relief. On April 3, 2008, plaintiffs and defendants filed jointly a Proposed Order approving a Settlement Agreement and Release providing for certain changes in the procedures used by defendants to record discharges in bankruptcy on consumer credit files. The settlement would resolve claims for injunctive relief but does not affect plaintiffs' claims for damages. Discovery is ongoing.

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

ITEM 1A.    RISK FACTORS

        There are no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our 2007 Form 10-K. In addition to the other information set forth in this report, you should carefully consider these risk factors, which could materially affect our business, financial condition or future results. The risks described in this report and in our 2007 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

        This report contains certain information that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, the words "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "seek," "plan," "project," "continue," "predict" or similar expressions identify forward-looking statements which generally are not historical in nature. All statements that address operating performance, future products, strategies, events or developments that we expect or anticipate will occur in the future, including the following statements in this report, are forward-looking statements:

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

  •
  Regarding Note 3 of the Notes to Consolidated Financial Statements, the amounts recorded at March 31, 2008 related to the acquisition of TALX are preliminary estimates and are subject to refinement over the coming periods as certain federal and state tax returns and our valuation of acquired fixed assets are completed;

  •
  With respect to the foreign currency impact on our operating revenue discussed under "Results of Operations—Three Months Ended March 31, 2008 and 2007" in the MD&A, our views on the valuation of the U.S. dollar; and

  •
  With respect to our USCIS revenue discussed under "Results of Operations—Three Months Ended March 31, 2008 and 2007" in the MD&A, our views on the health of the U.S. and global economies during 2008.

        As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described elsewhere in this report and in our 2007 Form 10-K, and those described from time to time in our future reports filed with the SEC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table contains information with respect to purchases made by or on behalf of Equifax or any "affiliated purchaser" (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our first quarter ended March 31, 2008:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(3)
December 31, 2007				$63,931,566
January 1 – January 31, 2008	402	$—	—	$63,931,566
February 1 – February 29, 2008	613,748	$35.18	612,800	$292,374,010
March 1 – March 31, 2008	453,746	$34.19	452,200	$276,915,470

Total	1,067,896	$34.76	1,065,000	$276,915,470

(1)
The total number of shares purchased includes: (a) shares purchased pursuant to our publicly-announced share repurchase program, or Program; and (b) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 402 shares for the month of January 2008, 948 shares for the month of February 2008, and 1,546 shares for the month of March 2008.

(2)
Average price paid per share for shares purchased as part of our Program (includes brokerage commissions).

(3)
On February 8, 2008, our Board of Directors increased the amounts authorized under the Program by an additional $250.0 million, and we publicly announced this increase on February 11, 2008.

Dividend and Share Repurchase Restrictions

        Our Senior Credit Facility, as amended, restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if default or event of default exists or would result, according to the terms of the agreement.

ITEM 6.    EXHIBITS

        The following is a complete list of exhibits included as part of this report. A list of those documents filed with this report is set forth on the Index to Exhibits appearing elsewhere in this report and is incorporated by reference herein:

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

EQUIFAX INC. (Registrant)
Date: April 29, 2008	By:	/s/ RICHARD F. SMITH Richard F. Smith Chairman and Chief Executive Officer (Principal Executive Officer)
Date: April 29, 2008		/s/ LEE ADREAN Lee Adrean Corporate Vice President and Chief Financial Officer (Principal Financial Officer)
Date: April 29, 2008		/s/ NUALA M. KING Nuala M. King Senior Vice President and Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

        The following documents are being filed with this Report.

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.