Form 10-Q
period 2008-06-30
EQUIFAX INC
filed 2008-07-29
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
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

        On July 25, 2008, there were 128,247,757 shares of the registrant's common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2008

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,
(In millions, except per share amounts)	2008	2007
	(Unaudited)
Operating revenue	$501.9	$454.5

Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	201.0	189.9
Selling, general and administrative expenses	135.2	115.2
Depreciation and amortization	38.0	29.6

Total operating expenses	374.2	334.7

Operating income	127.7	119.8
Interest expense	(17.3)	(10.4)
Minority interests in earnings, net of tax	(1.8)	(1.3)
Other income, net	0.9	1.1

Income before income taxes	109.5	109.2
Provision for income taxes	(38.7)	(39.1)

Net income	$70.8	$70.1

Basic earnings per common share	$0.55	$0.52

Weighted-average shares used in computing basic earnings per share	129.0	134.9

Diluted earnings per common share	$0.54	$0.51

Weighted-average shares used in computing diluted earnings per share	131.5	138.6

Dividends per common share	$0.04	$0.04

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended June 30,
(In millions, except per share amounts)	2008	2007
	(Unaudited)
Operating revenue	$1,005.0	$859.7

Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	403.8	359.2
Selling, general and administrative expenses	271.4	212.8
Depreciation and amortization	75.9	51.0

Total operating expenses	751.1	623.0

Operating income	253.9	236.7
Interest expense	(37.0)	(17.8)
Minority interests in earnings, net of tax	(3.5)	(2.7)
Other income, net	1.2	1.3

Income before income taxes	214.6	217.5
Provision for income taxes	(78.1)	(78.4)

Net income	$136.5	$139.1

Basic earnings per common share	$1.06	$1.07

Weighted-average shares used in computing basic earnings per share	129.3	129.9

Diluted earnings per common share	$1.04	$1.05

Weighted-average shares used in computing diluted earnings per share	131.8	132.9

Dividends per common share	$0.08	$0.08

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except par values)	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72.6	$81.6
Trade accounts receivable, net of allowance for doubtful accounts of $11.9 and $8.9 at June 30, 2008 and December 31, 2007, respectively	305.9	295.8
Prepaid expenses	31.7	25.8
Other current assets	23.1	21.8

Total current assets	433.3	425.0

Property and equipment:
Capitalized internal-use software and system costs	313.5	292.2
Data processing equipment and furniture	185.5	184.7
Land, buildings and improvements	119.8	89.5

Total property and equipment	618.8	566.4
Less accumulated depreciation and amortization	(333.5)	(306.9)

Total property and equipment, net	285.3	259.5

Goodwill	1,852.3	1,834.6
Indefinite-lived intangible assets	95.6	95.7
Purchased intangible assets, net	726.7	764.5
Prepaid pension asset	73.8	72.2
Other assets, net	79.6	72.4

Total assets	$3,546.6	$3,523.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt and current maturities	$127.3	$222.1
Accounts payable	31.6	31.1
Accrued expenses	67.4	79.4
Accrued salaries and bonuses	44.4	63.5
Deferred revenue	78.6	69.9
Other current liabilities	85.0	80.9

Total current liabilities	434.3	546.9
Long-term debt	1,213.2	1,165.2
Deferred income tax liabilities, net	275.1	277.1
Long-term pension and other postretirement benefit liabilities	65.8	62.8
Other long-term liabilities	76.2	72.7

Total liabilities	2,064.6	2,124.7

Commitments and Contingencies (see Note 5)
Shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares—10.0; Issued shares—none	—	—
Common stock, $1.25 par value: Authorized shares—300.0; Issued shares—189.5 and 188.5 at June 30, 2008 and December 31, 2007, respectively; Outstanding shares—128.6 and 129.7 at June 30, 2008 and December 31, 2007, respectively	236.6	235.6
Paid-in capital	1,066.1	1,040.8
Retained earnings	2,155.1	2,030.0
Accumulated other comprehensive loss	(159.2)	(170.5)
Treasury stock, at cost, 57.3 shares and 55.1 shares at June 30, 2008 and December 31, 2007, respectively	(1,760.7)	(1,679.0)
Stock held by employee benefits trusts, at cost, 3.6 shares and 3.7 shares at June 30, 2008 and December 31, 2007, respectively	(55.9)	(57.7)

Total shareholders' equity	1,482.0	1,399.2

Total liabilities and shareholders' equity	$3,546.6	$3,523.9

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In millions)	2008	2007
	(Unaudited)
Operating activities:
Net income	$136.5	$139.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75.9	51.0
Stock-based compensation expense	11.0	9.0
Tax effects of stock-based compensation plans	2.5	10.8
Excess tax benefits from stock-based compensation plans	(1.6)	(10.5)
Deferred income taxes	(13.5)	(1.1)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(8.3)	0.5
Prepaid expenses and other current assets	(2.5)	(17.9)
Other assets	(3.1)	(14.4)
Current liabilities, excluding debt	(16.9)	(15.4)
Other long-term liabilities, excluding debt	6.8	2.0

Cash provided by operating activities	186.8	153.1

Investing activities:
Investment in equity affiliates	(4.4)	—
Capital expenditures	(58.4)	(31.8)
Acquisitions, net of cash acquired	(11.0)	(294.5)

Cash used in investing activities	(73.8)	(326.3)

Financing activities:
Net short-term (repayments) borrowings	(94.9)	97.1
Net borrowings (repayments) under long-term revolving credit facilities	50.0	(121.6)
Proceeds from issuance of long-term debt	2.2	544.6
Payments on long-term debt	(3.1)	—
Treasury stock purchases	(81.1)	(170.3)
Dividends paid	(10.3)	(10.0)
Proceeds from exercise of stock options	13.5	22.4
Excess tax benefits from stock-based compensation plans	1.6	10.5
Other	(0.5)	(5.0)

Cash (used in) provided by financing activities	(122.6)	367.7

Effect of foreign currency exchange rates on cash and cash equivalents	0.6	1.9

(Decrease) increase in cash and cash equivalents	(9.0)	196.4
Cash and cash equivalents, beginning of period	81.6	67.8

Cash and cash equivalents, end of period	$72.6	$264.2

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2008

(Unaudited)

	Common Stock						Stock Held By Employee Benefits Trusts
					Accumulated Other Comprehensive Loss
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Total Shareholders' Equity
	(In millions, except per share amounts)
Balance, December 31, 2007	129.7	$235.6	$1,040.8	$2,030.0	$(170.5)	$(1,679.0)	$(57.7)	$1,399.2
Net income	—	—	—	136.5	—	—	—	136.5
Other comprehensive income	—	—	—	—	11.3	—	—	11.3
Shares issued under stock plans	0.8	0.8	11.6	—	—	—	0.3	12.7
Shares issued under benefits plans	0.3	0.2	(0.1)	—	—	—	1.5	1.6
Treasury stock exchanged for minimum tax withholdings	—	—	—	—	—	(0.6)	—	(0.6)
Treasury stock purchased ($36.34 per share) *	(2.2)	—	—	—	—	(81.1)	—	(81.1)
Cash dividends ($0.04 per share)	—	—	—	(10.6)	—	—	—	(10.6)
Stock-based compensation expense	—	—	11.0	—	—	—	—	11.0
Tax effects of stock-based compensation plans	—	—	2.5	—	—	—	—	2.5
Dividends paid to employee benefits trusts	—	—	0.3	—	—	—	—	0.3
Adjustment to initially apply EITF 06-04 and EITF 06-10	—	—	—	(0.8)	—	—	—	(0.8)

Balance, June 30, 2008	128.6	$236.6	$1,066.1	$2,155.1	$(159.2)	$(1,760.7)	$(55.9)	$1,482.0

*
At June 30, 2008, approximately $232.8 million was authorized for future purchases of common stock under our share repurchase authorization.

Accumulated Other Comprehensive Loss consists of the following components:

	June 30, 2008	December 31, 2007
	(In millions)
Foreign currency translation	$(51.5)	$(60.1)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $59.8 and $61.3 at June 30, 2008 and December 31, 2007, respectively	(104.0)	(106.5)
Cash flow hedging transactions, net of tax of $2.2 for both periods presented	(3.7)	(3.9)

Accumulated other comprehensive loss	$(159.2)	$(170.5)

Comprehensive Income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In millions)		(In millions)
Net income	$70.8	$70.1	$136.5	$139.1
Other comprehensive income:
Foreign currency translation adjustment	1.7	21.6	8.6	27.7
Recognition of prior service cost and actuarial losses related to our pension and other postretirement benefit plans	1.2	1.5	2.5	3.3
Change in cumulative loss from cash flow hedging transactions	0.5	(3.0)	0.2	(3.0)

Comprehensive income	$74.2	$90.2	$147.8	$167.1

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2008

        As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Operations.    We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of June 30, 2008, we operated in the following countries: Argentina, Brazil, Canada, Chile, Ecuador, El Salvador, Honduras, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We also maintain support operations in Costa Rica and the Republic of Ireland. During the second quarter of 2008, we expanded into Russia by acquiring an equity stake in a consumer credit information company.

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

        We acquired TALX Corporation, or TALX, a leading provider of employment and income verification and human resources business process outsourcing services, on May 15, 2007 and its results are included in our results from that date.

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

         Earnings Per Share.    In accordance with Statement of Financial Accounting Standards, or SFAS, No. 128, "Earnings per Share", our basic earnings per share, or EPS, is calculated as net income divided by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. The income

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

June 30, 2008

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

amounts used in both our basic and diluted EPS calculations are the same. A reconciliation of the weighted-average outstanding shares used in the two calculations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In millions)		(In millions)
Weighted-average shares outstanding (basic)	129.0	134.9	129.3	129.9
Effect of dilutive securities:
Stock options	2.4	3.5	2.4	2.9
Long-term incentive plans	0.1	0.2	0.1	0.1

Weighted-average shares outstanding (diluted)	131.5	138.6	131.8	132.9

        For the three and six months ended June 30, 2008, 1.3 million and 1.6 million options, respectively, were antidilutive and therefore excluded from this calculation. For the three and six months ended June 30, 2007, less than 0.1 million and 0.3 million options, respectively, were considered antidilutive and therefore excluded from this calculation.

         Fair Value Measurements.    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", or SFAS 157, which provides guidance for measuring the fair value of assets and liabilities and requires expanded disclosures about fair value measurements. SFAS 157 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability and provides additional guidelines to consider in determining the market-based measurement. In February 2008, the FASB delayed the effective date of SFAS 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at least annually. We adopted SFAS 157 on January 1, 2008 for financial assets and financial liabilities. We do not expect the adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities to have a material impact on our financial statements.

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

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

June 30, 2008

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        We maintain deferred compensation plans that allow for certain management employees to defer the receipt of compensation (such as salary, incentive compensation and commissions) until a later date based on the terms of the plans. The liability representing benefits accrued for plan participants is valued at the quoted market prices of the participants' investment elections in variable life insurance policies. Identical instruments are traded in active markets that we have access to as of June 30, 2008. As such, we have classified this liability as Level 1 within the fair value hierarchy set forth by SFAS 157.

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value at June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Deferred Compensation Plan	$10.2	$10.2	$—	$—

Total	$10.2	$10.2	$—	$—

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

        In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force, or EITF, related to EITF Issue No. 06-04, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements", or EITF 06-04, which requires the recognition of a liability related to postretirement benefits covered by endorsement split-dollar life insurance arrangements since the employer has the obligation to provide the benefit to the employee. In March 2007, the FASB ratified the consensus reached by the EITF related to EITF Issue No. 06-10, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements", or EITF 06-10, which requires (1) recognition of a liability related to postretirement benefits covered by collateral split-dollar life insurance arrangements since the employer has the obligation to provide the benefit to the employee and (2) recognition and measurement of the asset based on the nature and substance of the arrangement. We have both endorsement and collateral assignment split-dollar life insurance arrangements for certain officers of the Company. The liability is required to be recognized in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits, Other Than Pensions", or Accounting Principles Board, or APB, Opinion No. 12, "Omnibus Opinion—1967", as appropriate. The adoption of these standards resulted in our recording a $3.4 million liability, a $2.6 million receivable, and a cumulative effect adjustment to reduce retained earnings by $0.8 million at January 1, 2008 on our Consolidated Balance Sheet.

        In April 2008, FASB Staff Position SFAS 142-3 "Determination of the Useful Life of Intangible Assets", or FSP 142-3, was issued. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

June 30, 2008

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets", or SFAS 142. We will be required to prospectively adopt FSP 142-3 on January 1, 2009. We are currently evaluating the impact of adopting FSP 142-3 on our Consolidated Financial Statements.

        For additional recent accounting pronouncements pending adoption, see Note 1 of the Notes to Consolidated Financial Statements in our 2007 Form 10-K.

2.    ACQUISITIONS AND INVESTMENTS

        On June 30, 2008, as a part of our long-term growth strategy of entering new geographies, we acquired a 28% equity stake in Global Payments Credit Services LLC, a consumer credit information company in Russia, for cash consideration of $4.4 million. Based on meeting certain conditions in our purchase agreement, we will have the ability to acquire up to 50 percent of this company, the current legal limit for a foreign owner.

        To further grow our credit data business, we acquired an additional 70 percent of the total shares outstanding of a credit reporting company in Ecuador, as well as certain assets of a small Chilean consumer credit information reseller, for approximately $5.0 million during the second quarter of 2008, net of cash acquired. The results of these acquisitions, which are not material, are reported in our International segment subsequent to their respective acquisition dates.

        On February 29, 2008, in order to enhance our mortgage reporting market share, we acquired certain assets and specified liabilities of FIS Credit Services, Inc., a related party mortgage credit reporting reseller, for cash consideration of $6.0 million. The results of this acquisition, which are not material, are reported in our U.S. Consumer Information Solutions segment subsequent to the acquisition date. For additional information about our related party transactions, see Note 8 of the Notes to Consolidated Financial Statements in this Form 10-Q.

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

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

June 30, 2008

3.    GOODWILL AND INTANGIBLE ASSETS (Continued)

        In conjunction with the finalization of the TALX purchase price allocation, we reallocated goodwill to reporting units expected to benefit from revenue synergies of the combined company. Changes in the amount of goodwill for the six months ended June 30, 2008 are as follows:

	U.S. Consumer Information Solutions	International	TALX	North America Personal Solutions	North America Commercial Solutions	Total
	(In millions)
Balance, December 31, 2007	$491.2	$351.6	$952.3	$1.8	$37.7	$1,834.6
Acquisitions	1.6	2.8	—	—	—	4.4
Purchase price adjustment	—	—	2.3	—	—	2.3
Foreign currency translation	—	13.5	—	—	(0.2)	13.3
Tax benefits of options exercised	—	—	(2.3)	—	—	(2.3)
Reallocation of goodwill	96.0	—	(96.0)	—	—	—

Balance, June 30, 2008	$588.8	$367.9	$856.3	$1.8	$37.5	$1,852.3

         Indefinite-Lived Intangible Assets.    Indefinite-lived intangible assets consist of contractual/territorial rights representing the estimated fair value of rights to operate in certain territories acquired through the purchase of independent credit reporting agencies in the U.S. and Canada. Our contractual/territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. In accordance with SFAS 142, we are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. During the six months ended June 30, 2008, contractual/territorial rights decreased $0.1 million to $95.6 million due to foreign currency translation.

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

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

June 30, 2008

3.    GOODWILL AND INTANGIBLE ASSETS (Continued)

        Purchased intangible assets at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008			December 31, 2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In millions)
Definite-lived intangible assets:
Purchased data files	$406.3	$(233.5)	$172.8	$406.6	$(221.7)	$184.9
Acquired software and technology	71.6	(28.3)	43.3	72.7	(23.9)	48.8
Customer relationships	419.3	(31.0)	388.3	414.7	(18.4)	396.3
Proprietary database	117.6	(22.1)	95.5	117.6	(12.3)	105.3
Non-compete agreements	6.5	(5.5)	1.0	6.4	(5.2)	1.2
Trade names and other intangible assets	32.0	(6.2)	25.8	31.9	(3.9)	28.0

Total definite-lived intangible assets	$1,053.3	$(326.6)	$726.7	$1,049.9	$(285.4)	$764.5

        Amortization expense related to purchased intangible assets was $21.9 million and $14.6 million during the three months ended June 30, 2008 and 2007, respectively. Amortization expense related to purchased intangible assets was $43.6 million and $22.4 million during the six months ended June 30, 2008 and 2007, respectively.

4.    DEBT

        Debt outstanding at June 30, 2008 and December 31, 2007 was as follows:

	June 30, 2008	December 31, 2007
	(In millions)
Commercial Paper	$84.9	$219.5
Borrowings under Canadian short-term revolving credit facility, weighted-average rate of 3.8% in 2008	35.5	—
Notes, 4.25%, due May 2012	10.1	12.5
Notes, 7.34%, due May 2014	75.0	75.0
Notes, 6.30%, due July 2017	300.0	300.0
Debentures, 6.90%, due July 2028	150.0	150.0
Notes, 7.00%, due July 2037	250.0	250.0
Borrowings under long-term revolving credit facilities, weighted-average rate of 2.9% and 5.3% in 2008 and 2007, respectively	425.0	375.0
Other	7.4	2.2

Total debt	1,337.9	1,384.2
Less short-term debt and current maturities	(127.3)	(222.1)
Less unamortized discounts	(2.1)	(2.2)
Plus fair value adjustment	4.7	5.3

Total long-term debt, net	$1,213.2	$1,165.2

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

June 30, 2008

4.    DEBT (Continued)

         Senior Credit Facility.    We are party to an $850.0 million senior unsecured revolving credit facility, which we refer to as the Senior Credit Facility, with a group of financial institutions. Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Senior Credit Facility is scheduled to expire in July 2011. Availability of the Senior Credit Facility for borrowings is reduced by any commercial paper amounts outstanding. As of June 30, 2008, $425.0 million was outstanding under the Senior Credit Facility, which is included in long-term debt on our Consolidated Balance Sheet, and $340.1 million was available for borrowings under this facility.

         Commercial Paper Program.    Our $850.0 million commercial paper program has been established through the private placement of commercial paper notes. Maturities of commercial paper can range from overnight to 397 days. The commercial paper program is supported by our Senior Credit Facility and, pursuant to our existing Board of Directors authorization, the total amount of commercial paper which may be issued is reduced by the amount of any outstanding borrowings under our Senior Credit Facility. At June 30, 2008, $84.9 million in commercial paper notes were outstanding, at a weighted-average fixed interest rate of 3.0% per annum, all with maturities of less than 90 days.

         Canadian Credit Facility.    We are a party to a credit agreement with a Canadian financial institution that provides for a C$40.0 million (denominated in Canadian dollars), 364-day revolving credit agreement. This agreement was expanded from C$10.0 million to C$40.0 million during the second quarter of 2008 and is now scheduled to expire in June 2009. As of June 30, 2008, $35.5 million was outstanding under this facility.

        For additional information about our debt agreements, see Note 4 of the Notes to Consolidated Financial Statements in our 2007 Form 10-K.

5. COMMITMENTS AND CONTINGENCIES

         Headquarters Lease.    Other than leasing arrangements, we do not engage in off-balance sheet financing activities. Under the terms of the $29.0 million operating lease for our headquarters building in Atlanta, Georgia, which commenced in 1998 and expires in 2010, we have guaranteed the residual value of the building at the end of the lease. Total lease payments for the remaining term total $3.2 million. In the event that the property is sold by the lessor at the end of the lease term, we would be responsible for any shortfall of the sales proceeds, up to a maximum amount of $23.2 million, which equals 80% of the value of the property at the beginning of the lease term. The liability for this estimated shortfall, which was $1.9 million as of June 30, 2008 and December 31, 2007, respectively, is recorded in other long-term liabilities on our Consolidated Balance Sheets.

         Data Processing, Outsourcing Services and Other Agreements.    We have separate agreements with International Business Machines Corporation, or IBM, Acxiom, Genpact, Tata Consultancy Services and others to outsource portions of our computer data processing operations, applications development, maintenance and related functions and to provide certain other administrative and operational services. The agreements expire between 2008 and 2013. The estimated aggregate minimum contractual obligation remaining under these agreements was approximately $305.0 million at December 31, 2007, with no future year's minimum commitment exceeding $90.0 million. Annual payment obligations in regard to these agreements vary due to factors such as the volume of data processed; changes in our

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

June 30, 2008

5. COMMITMENTS AND CONTINGENCIES (Continued)

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

         Guarantees and General Indemnifications.    We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit is not material at June 30, 2008 and all have a maturity of one year or less. We also guarantee the operating lease payments of a lease between third parties. The operating lease expires December 31, 2011 and has a remaining balance of $4.7 million, based on the undiscounted value of remaining lease payments, including real estate taxes, at June 30, 2008. We believe that the likelihood of demand for payment by us is minimal and expect no material losses to occur related to this guarantee. Accordingly, we do not have a liability on our Consolidated Balance Sheets at June 30, 2008 or December 31, 2007 related to this guarantee.

        We have agreed to standard indemnification clauses in many of our lease agreements for office space, covering such things as tort, environmental and other liabilities that arise out of or relate to our use or occupancy of the leased premises. Certain of our credit agreements include provisions which

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

June 30, 2008

5. COMMITMENTS AND CONTINGENCIES (Continued)

require us to make payments to preserve an expected economic return to the lenders if that economic return is diminished due to certain changes in law or regulations. In conjunction with certain transactions, such as sales or purchases of operating assets or services in the ordinary course of business, or the disposition of certain assets or businesses, we sometimes provide routine indemnifications, the terms of which range in duration and sometimes are not limited. We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to indemnifications on our Consolidated Balance Sheets at June 30, 2008 or December 31, 2007.

         Contingencies.    We are involved in legal proceedings, claims and litigation arising in the ordinary course of business. We periodically assess our exposure related to these matters based on the information which is available. In accordance with SFAS No. 5, "Accounting for Contingencies", we have recorded accruals in our Consolidated Financial Statements for those matters in which it is probable that we have incurred a loss and the amount of the loss, or range of loss, can be reasonably estimated.

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

         Tax Matters.    In 2003, the Canada Revenue Agency, or CRA, issued Notices of Reassessment, asserting that Acrofax, Inc., a wholly-owned Canadian subsidiary of Equifax, is liable for additional tax for the 1995 through 2000 tax years, related to certain intercompany capital contributions and loans. The additional tax sought by the CRA for these periods ranges, based on alternative theories, from $8.4 million ($8.5 million in Canadian dollars) to $18.8 million ($19.0 million in Canadian dollars) plus interest and penalties. Subsequently in 2003, we made a statutorily-required deposit for a portion of the claim. We intend to vigorously contest these reassessments and do not believe we have violated any statutory provision or rule. While we believe our potential exposure is less than the asserted claims and not material to our Consolidated Financial Statements, if the final outcome of this matter was unfavorable to us, an additional claim may be filed by the local province. The likelihood and potential amount of such claim is unknown at this time. We cannot predict when this tax matter will be resolved.

        For additional information about these and other commitments and contingencies, see Note 5 of the Notes to Consolidated Financial Statements in our 2007 Form 10-K.

6.    INCOME TAXES

        Equifax and its subsidiaries are subject to U.S federal, state and international income taxes. The Internal Revenue Service completed its audit of our 2004 U.S. income tax return during the first quarter of 2008. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years ending prior to December 31, 2002, with few exceptions. In

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

June 30, 2008

6.    INCOME TAXES (Continued)

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

         Effective Tax Rate.    Our effective income tax rate was 35.3% for the three months ended June 30, 2008, down from 35.8% for the same period in 2007, due primarily to a greater amount of favorable discrete items in 2008 than in 2007; both related to our foreign tax credit utilization. The effective income tax rate was 36.4% for the six months ended June 30, 2008, up from 36.1% for the same period in 2007 due primarily to matters discussed above and favorable discrete items recorded during the first quarter of 2007 related to state and foreign taxes which did not recur in 2008.

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

        The following table provides the components of net periodic benefit cost for the three months ended June 30, 2008 and 2007:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2008	2007	2008	2007
	(In millions)
Service cost	$2.8	$2.6	$0.1	$0.1
Interest cost	8.7	8.3	0.5	0.4
Expected return on plan assets	(11.3)	(10.6)	(0.4)	(0.3)
Amortization of prior service cost	0.2	0.2	0.1	0.1
Recognized actuarial loss	1.5	2.2	0.1	0.1

Total net periodic benefit cost	$1.9	$2.7	$0.4	$0.4

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

June 30, 2008

7.    BENEFIT PLANS (Continued)

        The following table provides the components of net periodic benefit cost for the six months ended June 30, 2008 and 2007:

	Pension Benefits		Other Benefits
	Six Months Ended June 30,
	2008	2007	2008	2007
	(In millions)
Service cost	$5.6	$5.2	$0.2	$0.2
Interest cost	17.4	16.6	1.0	0.9
Expected return on plan assets	(22.6)	(21.3)	(0.8)	(0.7)
Amortization of prior service cost	0.4	0.5	0.2	0.2
Recognized actuarial loss	3.0	4.4	0.2	0.1

Total net periodic benefit cost	$3.8	$5.4	$0.8	$0.7

8.    RELATED PARTY TRANSACTIONS

        SunTrust Bank, N.A., or SunTrust, Bank of America, N.A., or Bank of America, and Fidelity National Information Services, Inc., or FNIS, are each considered related parties in accordance with SFAS No. 57, "Related Party Disclosures," since certain members of our Board of Directors are affiliated with these companies. The following transactions during the first and second quarters of 2008 involved related parties:

  •
  SunTrust Robinson Humphrey, a subsidiary of SunTrust, and Banc of America Securities, LLC, a subsidiary of Bank of America, serve as dealers under our commercial paper program. Fees paid to the dealers related to our issuance of commercial paper were immaterial during the first and second quarters of 2008.

  •
  SunTrust and Bank of America are lenders of our Senior Credit Facility; SunTrust also acts as administrative agent for the lenders under this facility.

  •
  On February 29, 2008, in order to enhance our mortgage reporting market share, we acquired certain assets and specified liabilities of FIS Credit Services, Inc., a mortgage credit reporting reseller, for cash consideration of $6.0 million. FIS Credit Services, Inc. is a subsidiary of FNIS.

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

9.    SEGMENT INFORMATION

         Reportable Segments.    We manage our business and report our financial results through the following five reportable segments, which are the same as our operating segments:

  •
  U.S. Consumer Information Solutions

  •
  International

  •
  TALX

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

June 30, 2008

9.    SEGMENT INFORMATION (Continued)

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

         International.    This segment includes information services products, which includes consumer and commercial services (such as credit and financial information, credit scoring and credit modeling services), credit marketing products and services, and products and services sold directly to consumers similar to those sold by North America Personal Solutions.

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

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

June 30, 2008

9.    SEGMENT INFORMATION (Continued)

        Operating revenue and operating income by operating segment during the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In millions)
Operating revenue:
U.S. Consumer Information Solutions	$228.6	$250.0	$461.8	$497.1
International	137.5	115.3	267.4	221.0
TALX	76.7	35.3	156.3	35.3
North America Personal Solutions	41.5	38.6	84.6	76.6
North America Commercial Solutions	17.6	15.3	34.9	29.7

Total operating revenue	$501.9	$454.5	$1,005.0	$859.7

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In millions)
Operating income:
U.S. Consumer Information Solutions	$86.9	$101.0	$177.0	$202.8
International	42.0	33.5	81.6	65.9
TALX	13.6	4.5	26.3	4.5
North America Personal Solutions	10.4	7.4	21.5	13.6
North America Commercial Solutions	2.8	1.0	5.4	2.3
General Corporate Expense	(28.0)	(27.6)	(57.9)	(52.4)

Total operating income	$127.7	$119.8	$253.9	$236.7

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

BUSINESS OVERVIEW

        We are a leading global provider of information solutions, employment and income verification and human resources business process outsourcing services. We leverage one of the largest sources of consumer and commercial data, along with advanced analytics and proprietary technology, to create customized insights which enable our business customers to grow faster, more efficiently, more profitably and to inform and empower consumers.

        Businesses rely on us for consumer and business credit intelligence, portfolio management, fraud detection, decisioning technology, marketing tools, and human resources and payroll services. We also offer a portfolio of products that enable individual consumers to manage their financial affairs and protect their identity. Our revenue stream is diversified among individual consumers and among businesses across a wide range of industries and international geographies.

Segment and Geographic Information

         Segments.    The U.S. Consumer Information Solutions, or USCIS, segment, the largest of our five segments, consists of four product and service lines: Online Consumer Information Solutions, or OCIS, Mortgage Reporting Solutions, Credit Marketing Services and Direct Marketing Services. OCIS and Mortgage Reporting Solutions revenue is principally transaction-based and is derived from our sales of products such as consumer credit reporting and scoring, mortgage reporting, identity verification, fraud detection and modeling services. USCIS also markets certain of our decisioning products which facilitate and automate a variety of credit-oriented decisions. A significant majority of USCIS products are delivered electronically. Credit Marketing Services and Direct Marketing Services revenue is principally project- and subscription-based and is derived from our sales of products such as those that assist clients in acquiring new customers, cross-selling to existing customers and managing portfolio risk.

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

         Geographic Information.    We currently operate in the following countries: Argentina, Brazil, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay, and the U.S. Our operations in Costa Rica and the Republic of Ireland focus on data processing and customer support activities. During the second quarter of 2008, we expanded into Russia by acquiring an equity stake in a consumer credit information company.

         Key Performance Indicators.    Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, operating revenue growth, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three and six months ended June 30, 2008 and 2007, were as follows:

	Key Performance Indicators Three Months Ended June 30,		Key Performance Indicators Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in millions, except per share data)		(Dollars in millions, except per share data)
Operating revenue	$501.9	$454.5	$1,005.0	$859.7
Operating revenue growth	10%	17%	17%	13%
Operating income	$127.7	$119.8	$253.9	$236.7
Operating margin	25.4%	26.4%	25.3%	27.5%
Diluted earnings per share from continuing operations	$0.54	$0.51	$1.04	$1.05
Cash provided by operating activities	$111.7	$88.2	$186.8	$153.1
Capital expenditures	$28.4	$17.2	$58.4	$31.8

Operational Highlights

  •
  Double-digit revenue growth in our International and our North America Commercial Solutions operating segments and results from TALX, which was acquired in May 2007, contributed to a 10% increase in revenue in the second quarter of 2008, when compared to the same period in 2007.

  •
  Operating margin was 25.4 percent compared to 25.1 percent in the first quarter of 2008 and 26.4 percent in the second quarter of 2007.

  •
  Diluted earnings per share was $0.54 for the second quarter of 2008, a six percent increase from $0.51 in the second quarter of 2007.

  •
  During the second quarter of 2008, we repurchased 1.1 million of our common shares on the open market for $44.1 million.

RESULTS OF OPERATIONS—THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Consolidated Financial Results

Operating Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Operating Revenue	2008	2007	$	%	2008	2007	$	%
	(Dollars in millions)				(Dollars in millions)
U.S. Consumer Information Solutions	$228.6	$250.0	$(21.4)	-9%	$461.8	$497.1	$(35.3)	-7%
International	137.5	115.3	22.2	19%	267.4	221.0	46.4	21%
TALX	76.7	35.3	41.4	117%	156.3	35.3	121.0	343%
North America Personal Solutions	41.5	38.6	2.9	8%	84.6	76.6	8.0	11%
North America Commercial Solutions	17.6	15.3	2.3	15%	34.9	29.7	5.2	17%

Consolidated operating revenue	$501.9	$454.5	$47.4	10%	$1,005.0	$859.7	$145.3	17%

        The three- and six-month increases in revenue were due to double-digit growth in our International and North America Commercial Solutions segments as discussed in greater detail in "Segment Financial Results" below, as well as our acquisition of TALX in May 2007. TALX contributed $41.4 million and $121.0 million in incremental revenue during the three and six months ended June 30, 2008, respectively, or 8% and 12% of consolidated revenue recognized in those periods. Our North America Personal Solutions business also recorded double-digit revenue growth for the first six months of 2008 when compared to the same period in 2007. Revenue from our USCIS segment declined due to continued weakness in the U.S. economy. Foreign currency had a favorable impact on revenue growth of $11.0 million, or 2%, during the second quarter of 2008 and a favorable impact of $24.2 million, or 3%, during the first six months of 2008.

        The impact of foreign currency translation can change significantly from period to period. The foreign currency benefit to reported results was greater in the first and second quarters of 2008 than it has been in other recent periods due to the significant decline in the value of the U.S. dollar over the last year against key foreign currencies, most notably the British pound, Canadian dollar and Brazilian real. If the U.S. dollar remains at its current valuation going forward, the benefit from foreign currency compared to the same quarter of the prior year would decline from first and second quarter 2008 levels.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Operating Expenses	2008	2007	$	%	2008	2007	$	%
	(Dollars in millions)				(Dollars in millions)
Consolidated cost of services	$201.0	$189.9	$11.1	6%	$403.8	$359.2	$44.6	12%
Consolidated selling, general and administrative expenses	135.2	115.2	20.0	17%	271.4	212.8	58.6	28%
Consolidated depreciation and amortization expense	38.0	29.6	8.4	28%	75.9	51.0	24.9	49%

Consolidated operating expenses	$374.2	$334.7	$39.5	12%	$751.1	$623.0	$128.1	21%

        The three- and six-month increases in cost of services were significantly affected by our acquisition of TALX, which contributed $9.4 million and $37.1 million, respectively, of this increase during these periods. The remainder of this increase was primarily due to increased direct production and salary costs related to revenue growth in our Latin America operations, as well as the impact of foreign currency fluctuation against the U.S. dollar. These increases were partially offset by reduced transaction processing and salary costs in our Credit Marketing Services and Direct Marketing Services businesses and other cost saving initiatives.

        The three- and six-month increases in selling, general and administrative expenses were mainly due to our acquisition of TALX, which contributed $14.8 million and $38.3 million, respectively, of this increase during these periods. The remainder of this increase was primarily due to increased salary and incentive costs to support growth areas and the impact of foreign currency fluctuation against the U.S. dollar.

        The three- and six-month increases in depreciation and amortization expense were mainly due to $8.0 million and $23.7 million, respectively, in incremental depreciation and amortization expense related to our acquisition of TALX during these periods. The remainder of the increase is primarily due to depreciation expense related to increased 2007 capital expenditures, including the purchase of the facility that houses our Atlanta, Georgia data center.

Operating Income and Operating Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Operating Income	2008	2007	$	%	2008	2007	$	%
	(Dollars in millions)				(Dollars in millions)
Consolidated operating revenue	$501.9	$454.5	$47.4	10%	$1,005.0	$859.7	$145.3	17%
Consolidated operating expenses	374.2	334.7	39.5	12%	751.1	623.0	128.1	21%

Consolidated operating income	$127.7	$119.8	$7.9	7%	$253.9	$236.7	$17.2	7%
Consolidated operating margin	25.4%	26.4%			25.3%	27.5%

        The three- and six-month declines in consolidated operating margin percentages reflect the impact of the operating margin of TALX on our consolidated operating margin, which is significantly impacted by acquisition-related amortization expense. The declines in consolidated operating margins were also due to a decline in the margin of our USCIS business when compared to the same periods in 2007.

Other Expense, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Other Expense, Net	2008	2007	$	%	2008	2007	$	%
	(Dollars in millions)				(Dollars in millions)
Consolidated interest expense	$(17.3)	$(10.4)	$(6.9)	66%	$(37.0)	$(17.8)	$(19.2)	108%
Consolidated minority interests in earnings, net of tax	(1.8)	(1.3)	(0.5)	38%	(3.5)	(2.7)	(0.8)	30%
Consolidated other income, net	0.9	1.1	(0.2)	-18%	1.2	1.3	(0.1)	-8%

Consolidated other expense, net	$(18.2)	$(10.6)	$(7.6)	72%	$(39.3)	$(19.2)	$(20.1)	105%
Average cost of debt	5.1%	5.5%			5.4%	5.5%
Total consolidated debt, net	$1,340.5	$1,205.8	$134.7	11%	$1,340.5	$1,205.8	$134.7	11%

        The three- and six-month increases in other expense, net, were primarily due to increased interest expense driven by a higher level of debt during the first two quarters of 2008, compared to the same period in 2007, which was used to fund the TALX acquisition in May 2007 and our share repurchase activity in 2007 and 2008.

Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Provision for Income Taxes	2008	2007	$	%	2008	2007	$	%
	(Dollars in millions)				(Dollars in millions)
Consolidated provision for income taxes	$(38.7)	$(39.1)	$0.4	-1%	$(78.1)	$(78.4)	$0.3	0%
Effective income tax rate	35.3%	35.8%			36.4%	36.1%

        The three-month decrease in our effective income tax rate was primarily due to a greater amount of favorable discrete items in 2008 than 2007; both related to our foreign tax credit utilization. The six-month increase in our effective income tax rate was primarily due to the matters discussed above and favorable discrete items recorded during the first quarter of 2007 related to state and foreign taxes, which did not recur in 2008.

Net Income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Net Income	2008	2007	$	%	2008	2007	$	%
	(Dollars in millions)				(Dollars in millions)
Consolidated net income	$70.8	$70.1	$0.7	1%	$136.5	$139.1	$(2.6)	-2%
Diluted earnings per common share	$0.54	$0.51	$0.03	6%	$1.04	$1.05	$(0.01)	-1%
Weighted-average shares used in computing diluted earnings per share	131.5	138.6			131.8	132.9

        The three-month increase in net income was a function of growth in operating income from our International, North America Personal Solutions and North America Commercial Solutions segments and the acquisition of TALX, which was partially offset by a decline in operating income from our USCIS business, increased general corporate operating expense and increased interest expense. The six-month decrease in net income included the factors mentioned above; however, growth in operating income was more than offset by a decline in operating income from our USCIS business, increased general corporate operating expense and increased interest expense.

Segment Financial Results

USCIS

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
U.S. Consumer Information Solutions	2008	2007	$	%	2008	2007	$	%
	(Dollars in millions)				(Dollars in millions)
Operating revenue:
Online Consumer Information Solutions	$151.4	$165.4	$(14.0)	-9%	$308.2	$327.5	$(19.3)	-6%
Mortgage Reporting Solutions	17.9	19.0	(1.1)	-6%	35.3	36.5	(1.2)	-3%
Credit Marketing Services	35.7	39.6	(3.9)	-10%	71.2	80.0	(8.8)	-11%
Direct Marketing Services	23.6	26.0	(2.4)	-9%	47.1	53.1	(6.0)	-11%

Total operating revenue	$228.6	$250.0	$(21.4)	-9%	$461.8	$497.1	$(35.3)	-7%
% of consolidated revenue	46%	55%			46%	58%
Total operating income	$86.9	$101.0	$(14.1)	-14%	$177.0	$202.8	$(25.8)	-13%
Operating margin	38.0%	40.4%		-2.4%	38.3%	40.8%		-2.5%

        The three- and six-month decreases in revenue were due to continued weakness in the U.S. economy which affected each of the USCIS businesses. We currently expect USCIS revenue for the full year 2008 to be below the revenue realized in 2007.

OCIS

        The three-month decrease in revenue was primarily due to volume declines and a shift in customer mix that led to lower average selling prices as a result of continued weakness in the U.S. economy. Online transaction volume declined to approximately 170 million in the second quarter of 2008 from approximately 175 million in the comparative period of 2007. In addition to the volume declines mentioned above, the six-month decrease in revenue was driven by continuing low single-digit percentage declines in average unit prices in the first three months of 2008. Online transaction volume declined to approximately 340 million for the first six months of 2008 from approximately 345 million in the comparative period of 2007.

Mortgage Reporting Solutions

        The three- and six-month decreases in revenue were primarily due to continued weakness in U.S. housing markets, which led to reduced transaction volumes from our existing mortgage reporting customer base. These decreases were partially offset by increases from our settlement services products and from our acquisition of mortgage credit reseller assets from Fidelity National Information Services, Inc. in the first quarter of 2008.

Credit Marketing Services

        The three- and six-month decreases in revenue were primarily due to volume decreases from our existing customer base, resulting in a 42% revenue reduction in new account acquisition services, partially offset by an 8% revenue increase in customer portfolio management services.

Direct Marketing Services

        The three- and six-month decreases in revenue were due to reduced mailing volumes from our existing customer base and to changes in the scope of a contract with a large marketing services reseller.

USCIS Operating Margin

        The three-month and six-month decreases in operating margin were primarily due to revenue declines in the USCIS businesses. With a high proportion of fixed costs, our operating expenses did not decline at the same rate as our revenue. This revenue decrease was partially offset by reduced transaction processing and salary costs in our Credit Marketing Services and Direct Marketing Services businesses and other cost saving initiatives. Although operating margin declined from the same period a year ago, operating margin increased from 36.6% in the fourth quarter of 2007 due to the implementation of the cost saving initiatives referenced above.

International

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
International	2008	2007	$	%	2008	2007	$	%
	(Dollars in millions)				(Dollars in millions)
Operating revenue:
Europe	$46.4	$45.2	$1.2	3%	$94.2	$87.4	$6.8	8%
Latin America	61.1	44.1	17.0	38%	114.3	83.8	30.5	37%
Canada Consumer	30.0	26.0	4.0	15%	58.9	49.8	9.1	18%

Total operating revenue	$137.5	$115.3	$22.2	19%	$267.4	$221.0	$46.4	21%
% of consolidated revenue	27%	25%			27%	26%
Total operating income	$42.0	$33.5	$8.5	25%	$81.6	$65.9	$15.7	24%
Operating margin	30.6%	29.0%		1.6%	30.5%	29.8%		0.7%

        The three- and six-month increases in revenue are attributable to growth in all three geographical areas. Local currency fluctuation against the U.S. dollar favorably impacted our International revenue by $10.4 million, or 9%, during the second quarter of 2008 and $22.6 million, or 10%, during the first six months of 2008. Revenue was up 10% in local currency for the second quarter of 2008 and 11% for the first six months of 2008.

Europe

        The three-month increase in revenue was primarily due to higher volumes and new customer relationships for our online services and registry products in Spain and Portugal, partially offset by volume declines for our U.K. consumer credit products caused by softening in the U.K. economy. The six-month revenue increase was due to the volume and customer increases in the geographies mentioned above, as well as the U.K. Local currency fluctuation against the U.S. dollar favorably impacted our Europe revenue by $1.0 million, or 2%, during the second quarter of 2008 and $2.5 million, or 3%, during the first six months of 2008. Revenue was up 1% in local currency for the second quarter of 2008 and 5% for the first six months of 2008.

Latin America

        The three- and six-month increases in revenue were driven by double-digit sales growth in local currency in seven of the eight country markets in which we operate, primarily due to higher volumes of our online solutions, enabling technologies and marketing products. Brazil contributed to revenue growth during the first and second quarters with a new contract to provide data to a large regional consumer services data provider, partially offset by lower sales volumes for certain products that resulted from competition for small- and medium-sized customers. Our acquisitions of a credit reporting business in Peru during the fourth quarter of 2007, as well as a credit reporting company in Ecuador and a credit data reseller Chile, both during the second quarter of 2008, also contributed slightly to revenue growth in this segment. Local currency fluctuation against the U.S. dollar favorably impacted our Latin America revenue by $7.0 million, or 15%, during the second quarter of 2008 and $13.6 million, or 17%, during the first six months of 2008. Revenue was up 23% in local currency for the second quarter of 2008 and 20% for the first six months of 2008.

Canada Consumer

        The three- and six-month increases in revenue were primarily driven by price and volume increases in our consumer risk products, as well as increased volumes for our marketing products. Local currency fluctuation against the U.S. dollar favorably impacted our Canada Consumer revenue by $2.4 million, or 9%, during the second quarter of 2008 and $6.5 million, or 13%, during the first six months of 2008. Revenue was up 6% in local currency for the second quarter of 2008 and 5% for the first six months of 2008.

International Operating Margin

        The three- and six-month increases in operating margin were due to continued revenue growth coupled with management of operating expenses and economies of scale which have allowed our expenses to grow more slowly than revenue.

TALX

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
TALX	2008	2007	$	%	2008	2007	$	%
	(Dollars in millions)				(Dollars in millions)
Operating revenue:
The Work Number	$31.7	$15.5	$16.2	104%	$68.0	$15.5	$52.5	338%
Tax and Talent Management	45.0	19.8	25.2	128%	88.3	19.8	68.5	347%

Total operating revenue	$76.7	$35.3	$41.4	117%	$156.3	$35.3	$121.0	343%
% of consolidated revenue	15%	8%			16%	4%
Total operating income	$13.6	$4.5	$9.1	201%	$26.3	$4.5	$21.8	483%
Operating margin	17.7%	12.8%		4.9%	16.8%	12.8%		4.0%

        The results of TALX's operations are included in our Consolidated Financial Statements beginning on May 15, 2007, resulting in a 45-day period for the second quarter of 2007. TALX generated $76.7 million and $156.3 million of revenue for three- and six-month periods ended June 30, 2008, respectively. TALX acquisition-related amortization expense was $13.7 million and $27.4 million for the three- and six-month periods ended June 30, 2008, respectively, as compared to $6.6 million for both the three- and six-month periods ended June 30, 2007. Total employment records in The Work Number database increased during the second quarter to 179.2 million at June 30, 2008.

North America Personal Solutions

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
North America Personal Solutions	2008	2007	$	%	2008	2007	$	%
	(Dollars in millions)				(Dollars in millions)
Total operating revenue	$41.5	$38.6	$2.9	8%	$84.6	$76.6	$8.0	11%
% of consolidated revenue	8%	9%			8%	9%
Total operating income	$10.4	$7.4	$3.0	42%	$21.5	$13.6	$7.9	58%
Operating margin	25.1%	19.0%		6.1%	25.4%	17.8%		7.6%

        The three- and six-month increases in revenue were primarily due to higher subscription revenue associated with our 3-in-1 Monitoring, ScoreWatch, Credit Watch and Credit Report Control products. Subscription customers grew to 1.4 million as of June 30, 2008, up 16% from 1.3 million as of June 30, 2007. The increase in operating margins during these periods was mainly due to continued subscription-based revenue growth and improved operating leverage, as operating expenses remained constant during the first and second quarters of 2008 when compared to the same periods in 2007.

North America Commercial Solutions

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
North America Commercial Solutions	2008	2007	$	%	2008	2007	$	%
	(Dollars in millions)				(Dollars in millions)
Total operating revenue	$17.6	$15.3	$2.3	15%	$34.9	$29.7	$5.2	17%
% of consolidated revenue	4%	3%			3%	3%
Total operating income	$2.8	$1.0	$1.8	187%	$5.4	$2.3	$3.1	133%
Operating margin	16.0%	6.4%		9.6%	15.6%	7.9%		7.7%

        The three- and six-month increases in revenue were primarily due to increased sales volumes for products in our U.S. Commercial business. Online transactional volume for our commercial credit information products increased to 1.3 million during the second quarter of 2008, up 8% from

1.2 million during the same period in 2007, and to 2.6 million during the first six months of 2008, up 10% from 2.3 million during the same period in 2007. The increase in operating margin was mainly due to revenue growth in our U.S. Commercial business and improved operating leverage, as increases in operating expenses during the period were primarily due to increased data purchases and new product investment to support long-term growth and operating efficiency. Local currency fluctuation against the U.S. dollar favorably impacted our North America Commercial Solutions revenue by $0.6 million, or 4%, in the second quarter of 2008, and by $1.6 million, or 5%, in the first six months of 2008.

General Corporate Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
General Corporate Expense	2008	2007	$	%	2008	2007	$	%
	(Dollars in millions)				(Dollars in millions)
General corporate expense	$28.0	$27.6	$0.4	2%	$57.9	$52.4	$5.5	11%

        Our general corporate expenses are costs that are incurred at the corporate level and include those expenses impacted by corporate direction, such as shared services, administrative, legal, restructuring and equity compensation costs. General corporate expenses were essentially flat in the second quarter of 2008 as compared to the second quarter of 2007. The six-month increase in general corporate expense was primarily due to increased expenses for short- and long-term incentive compensation programs and increased staff costs.

LIQUIDITY AND FINANCIAL CONDITION

        Management assesses the Company's liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate substantial cash from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short and long-term basis.

Sources and Uses of Cash

        Funds generated by operating activities, available cash and cash equivalents, our commercial paper program and credit facilities continue to be our most significant sources of liquidity. We believe that funds generated from expected results of operations and available cash and cash equivalents will be sufficient to finance our anticipated working capital and other cash requirements and strategic initiatives for the remainder of 2008 and 2009. However, our commercial paper program and credit facilities are available for additional working capital needs and investment opportunities as necessary.

        The following table summarizes our cash flows for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,		Change
			2008 vs. 2007
Net cash provided by (used in):	2008	2007	$	%
	(Dollars in millions)
Operating activities	$186.8	$153.1	$33.7	22%
Investing activities	$(73.8)	$(326.3)	$252.5	nm
Financing activities	$(122.6)	$367.7	$(490.3)	nm

nm—not meaningful

        The increase in operating cash flow was primarily due to incremental income from our TALX acquisition and revenue growth in three of our other four operating segments, partially offset by decreased revenue in our USCIS operating segment and increased interest payments.

         Fund Transfer Limitations.    The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited, in some cases, by certain restrictions imposed by foreign governments, which do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.

Capital Expenditures

	Six Months Ended June 30,		Change
			2008 vs. 2007
Net cash used in:	2008	2007
	(In millions)
Capital expenditures	$58.4	$31.8	$26.6

        Our capital expenditures are used for developing, enhancing and deploying new and existing software in support of our expanding product set, replacing or adding equipment, updating systems for regulatory compliance, the licensing of software applications and investing in system reliability, security and disaster recovery enhancements. The increase in capital expenditures during the first six months of 2008 when compared to the same period in 2007 was primarily due to $24.0 million of improvements made to the facility which houses our Atlanta, Georgia data center, which we purchased in July 2007.

Acquisitions and Investments

	Six Months Ended June 30,		Change
			2008 vs. 2007
Net cash used in:	2008	2007
	(In millions)
Investment in equity affiliates	$4.4	$—	$4.4
Acquisitions, net of cash acquired	$11.0	$294.5	$(283.5)

        On June 30, 2008, as a part of our long-term growth strategy of entering new geographies, we acquired a 28% equity stake in Global Payments Credit Services LLC, a credit information company in Russia, for cash consideration of $4.4 million. Based on meeting certain conditions in our purchase agreement, we will have the ability to acquire up to 50 percent of this company, the current legal limit for a foreign owner.

        To further grow our credit data business, we acquired an additional 70 percent of the total shares outstanding of a credit reporting company in Ecuador, as well as certain assets of a small Chilean consumer credit information reseller, for approximately $5.0 million during the second quarter of 2008, net of cash acquired. The results of these acquisitions, which are not material, are reported in our International segment subsequent to their respective acquisition dates.

        On February 29, 2008, in order to enhance our mortgage reporting market share, we acquired certain assets and specified liabilities of FIS Credit Services, Inc., a related party mortgage credit reporting reseller, for cash consideration of $6.0 million. The results of this acquisition, which are not material, are reported in our U.S. Consumer Information Solutions segment subsequent to the acquisition date.

        For additional information about our acquisitions, see Note 2 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Borrowings and Credit Facility Availability

	Six Months Ended June 30,		Change
			2008 vs. 2007
Net cash provided by (used in):	2008	2007
	(In millions)
Net short-term (repayments) borrowings	$(94.9)	$97.1	$(192.0)
Net borrowings (repayments) under long-term revolving credit facilities	$50.0	$(121.6)	$171.6
Proceeds from issuance of long-term debt	$2.2	$544.6	$(542.4)
Payments on long-term debt	$(3.1)	$—	$(3.1)

        We have an $850.0 million five-year unsecured revolving credit facility, as amended (which we refer to as the Senior Credit Facility), with a group of banks. The Senior Credit Facility permits borrowings up to $850.0 million, and may be increased up to $1.0 billion at our option provided the administrative agent under the facility grants its consent and each of the banks provide an incremental credit commitment. The Senior Credit Facility terminates in July 2011.

        Our $850.0 million commercial paper program has been established through the private placement of commercial paper notes. Maturities of commercial paper can range from overnight to 397 days. The commercial paper program is supported by our Senior Credit Facility and, pursuant to our existing Board of Directors authorization, the total amount of commercial paper which may be issued is reduced by the amount of any outstanding borrowings under our Senior Credit Facility.

        In June 2008, we entered into a new 364-day revolving credit agreement with a Canadian bank that replaced a previous credit facility with the bank; the permitted borrowings were increased from C$10.0 million (denominated in Canadian dollars) to C$40.0 million and financial and other covenants were updated and conformed to those contained in our Senior Credit Facility. The new Canadian Credit Facility terminates in June 2009.

        Net short-term repayments during the six months ended June 30, 2008 and 2007 represents activity under our commercial paper program, as well as activity under our Canadian short-term revolving credit agreement. Net borrowings (repayments) under long-term revolving credit facilities during the six months ended June 30, 2008 and 2007 relate to activity on our Senior Credit Facility. The increase in net short-term repayments during the first half of 2008 reflects the repayment of $134.6 million of the balance outstanding on our commercial paper notes at December 31, 2007, offset by the increase in our Canadian Credit Facility of $35.5 million. The increase in net borrowings under long-term revolving credit facilities represents our refinancing of $50.0 million of the commercial paper notes outstanding at December 31, 2007 through borrowings under our Senior Credit Facility to lower the average interest cost of our debt.

        At June 30, 2008, $84.9 million in commercial paper notes was outstanding, at a weighted-average interest rate of 3.0% per annum, all with maturities less than 90 days; $425.0 million was outstanding under the Senior Credit Facility, which is included in long-term debt on our Consolidated Balance Sheet; and $35.5 million was outstanding under our Canadian Credit Facility. At June 30, 2008, a total of $343.9 million was available under our committed credit facilities.

        At June 30, 2008, 59% of our debt was fixed-rate debt and 41% was variable-rate debt. Our variable-rate debt, consisting of commercial paper notes and borrowings under our credit facilities, generally bears interest based on a specified margin plus a base rate, LIBOR or commercial paper rate. The interest rates reset periodically, depending on the terms of the respective financing arrangements. At June 30, 2008, interest rates on our variable-rate debt ranged from 2.9% to 3.8%.

        A downgrade in our credit rating (as described below under the heading "Credit Ratings") would increase the cost of borrowings under our commercial paper program and credit facilities, and could limit, or in the case of a significant downgrade, preclude our ability to issue commercial paper. Our outstanding indentures and comparable instruments also contain customary covenants including for example limits on the incurrence of secured debt and sale/leaseback transactions. In addition, our Senior Credit Facility and Canadian Credit Facility each require us to maintain a maximum leverage ratio of not more than 3.5 to 1.0. None of these covenants are considered restrictive to our operations and as of June 30, 2008, we were in compliance with all of our debt covenants.

        We do not have any credit rating triggers that would accelerate the maturity of a material amount of our outstanding debt, except with respect to our 6.3% Senior Notes due 2017 and 7.0% Senior Notes due 2037 (together, the "Senior Notes"). If we experience a change of control or publicly announce our intention to effect a change of control and the rating on the Senior Notes is lowered by each of Standard & Poor's, or S&P, and Moody's Investors Service, or Moody's, below an investment grade rating within 60 days of such change of control or notice thereof, then we will be required to offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest.

        For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 4 of the Notes to Consolidated Financial Statements in our 2007 Form 10-K.

         Credit Ratings.    Credit ratings reflect an independent agency's judgment on the likelihood that a borrower will repay a debt obligation at maturity. The ratings reflect many considerations, such as the nature of the borrower's industry and its competitive position, the size of the company, its liquidity and access to capital and the sensitivity of a company's cash flows to changes in the economy. The two largest rating agencies, S&P and Moody's, use alphanumeric codes to designate their ratings. The highest quality rating for long-term credit obligations is AAA+ and Aaa1 for S&P and Moody's, respectively. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency.

        Long-term ratings of BBB- and Baa3 or better by S&P and Moody's, respectively, reflect ratings on debt obligations that fall within a band of credit quality considered to be "investment grade". Currently, the long-term ratings for our obligations are BBB+ and Baa1, have a stable outlook and are consistent with the ratings and outlooks which existed at December 31, 2007.

        If our credit ratings were to decline to lower levels, we could experience more significant increases in our interest cost for new debt. In addition, the market's demand, and thus our ability to readily issue new debt, could become further influenced by the economic and credit market environment.

Equity Transactions

	Six Months Ended June 30,		Change
			2008 vs. 2007
Net cash provided by (used in):	2008	2007
	(In millions)
Treasury stock repurchases	$(81.1)	$(170.3)	$89.2
Dividends paid	$(10.3)	$(10.0)	$(0.3)
Proceeds from exercise of stock options	$13.5	$22.4	$(8.9)
Excess tax benefits from stock-based compensation plans	$1.6	$10.5	$(8.9)

        In February 2008, the Company's Board of Directors authorized the repurchase of up to an additional $250.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company's repurchase program.

The timing and amount of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company's equity compensation plans and for other corporate purposes. At June 30, 2008, the Company had approximately $232.8 million remaining for stock repurchases under the existing Board authorization. The Company expects to fund any further repurchases using the Company's available cash balances, proceeds from the issuance of commercial paper or borrowings under credit facilities.

        Sources and uses of cash related to equity during the six months ended June 30, 2008 and 2007 were as follows:

  •
  Under share repurchase programs authorized by our Board of Directors, we purchased 2.2 million common shares on the open market during the six months ended June 30, 2008 for $81.1 million at an average price per common share of $36.34. We purchased a total of 4.2 million shares of our common stock on the open market during the six months ended June 30, 2007 for $179.3 million at an average price per common share of $42.91. Approximately $9.0 million of purchases was accrued for at June 30, 2007.

    At July 25, 2008, we had acquired an additional 0.5 million shares for $18.8 million since June 30, 2008.

  •
  Our dividends per share were $0.08 per share for both periods presented. We paid cash dividends of $10.3 million and $10.0 million, respectively, for the two periods presented.

  •
  We received cash of $13.5 million and $22.4 million in the first six months of 2008 and 2007, respectively, from the exercise of stock options.

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

Seasonality

        We experience seasonalities in certain of our revenue streams. Revenue generated from The Work Number business unit within the TALX operating segment is generally higher in the first quarter due primarily to the provision of Form W-2 preparation services which occur in the first quarter each year. Revenue from our OCIS and Mortgage Reporting Solutions business units tends to increase in periods of the year in which our customers have higher volumes of credit granting decisions, most commonly the second and third calendar quarters.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For information regarding our exposure to certain market risks, see "Quantitative and Qualitative Disclosures about Market Risk," in Part II, Item 7A of our 2007 Form 10-K. There were no material changes to our market risk exposure during the six months ended June 30, 2008.

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

         NCRA/Standfacts Litigation.    On March 25, 2004, the National Credit Reporting Association, Inc., or NCRA, a trade association of mortgage credit information resellers, and, separately, 23 of NCRA's members, commenced suits against Equifax, Experian and TransUnion alleging various violations of antitrust and unfair practices laws. After a variety of rulings on procedural and substantive issues, including grants on two occasions of all or part of defendants' motions to dismiss, the remaining claims of all plaintiffs have been consolidated under a Third Amended Complaint, filed June 29, 2005, in an action captioned Standfacts Credit Services, et al. v. Experian Information Solutions, Inc., Equifax Inc.,

and TransUnion, LLC, pending in the U.S District Court for the Central District of California. The amended complaint seeks injunctive relief and unspecified amounts of damages. In 2005, the District Court granted defendants' motions to dismiss all claims except for one remaining Sherman Act, Section 1 conspiracy claim. In late 2006, 19 of the 23 original plaintiffs were dismissed from the case by agreement. On January 18, 2007, the District Court entered a final order pursuant to stipulation of the parties dismissing all remaining claims of plaintiffs, with prejudice, and preserving only the right of certain plaintiffs to appeal the previous dismissal by the District Court of certain monopolization claims to the U.S. Court of Appeals for the Ninth Circuit. Plaintiffs filed their notice of appeal with the Ninth Circuit on February 15, 2007. Appellate briefing was completed on March 7, 2008.

         VantageScore Litigation.    On March 14, 2006, Equifax and two other national credit reporting companies announced the development of VantageScore, a credit scoring system. VantageScore is being independently marketed and sold separately by Equifax and the two other national credit reporting companies through licensing agreements with VantageScore Solutions LLC, which is jointly owned by Equifax and the two other national credit reporting companies. On October 11, 2006, in an action captioned Fair Isaac Corporation v. Equifax Inc., Experian Information Solutions, Inc., TransUnion LLC and VantageScore Solutions LLC, Fair Isaac Corporation filed a lawsuit in the U.S. District Court for the District of Minnesota, alleging that the national credit reporting companies and VantageScore Solutions LLC violated antitrust laws, engaged in unfair competitive practices and false advertising and infringed plaintiff's trademark by using a credit score product with a score range that overlaps the FICO® score range. Plaintiff sought injunctive relief and treble damages under its antitrust claims. On June 6, 2008, Plaintiff and Equifax entered into a settlement agreement which provided for the dismissal of all claims against Equifax. The District Court entered an order of dismissal of the claims against Equifax on June 12, 2008.

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

ITEM 1A.    RISK FACTORS

        There are no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our 2007 Form 10-K. In addition to the other information set forth in this report, you should carefully consider these risk factors which could materially affect our business, financial condition or future results. The risks described in this report and in our 2007 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

        This report contains certain information that may constitute "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, the words "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "seek," "plan," "project," "continue," "predict" or similar expressions identify forward-looking statements which generally are not historical in nature. All statements that address operating performance, future products, strategies, events or developments that we expect or anticipate will occur in the future, including the following statements in this report, are forward-looking statements:

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

  •
  With respect to the foreign currency impact on our operating revenue discussed under "Results of Operations—Three and Six Months Ended June 30, 2008 and 2007" in the MD&A, our views on the valuation of the U.S. dollar; and

  •
  With respect to our USCIS revenue discussed under "Results of Operations—Three and Six Months Ended June 30, 2008 and 2007" in the MD&A, our views on the health of the U.S. and global economies during 2008.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table contains information with respect to purchases made by or on behalf of Equifax or any "affiliated purchaser" (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our second quarter ended June 30, 2008:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(3)
March 31, 2008				$276,915,470
April 1 – April 30, 2008	21,330	$38.01	9,300	$276,561,943
May 1 – May 31, 2008	858,685	$38.03	858,685	$243,906,859
June 1 – June 30, 2008	299,742	$37.09	297,600	$232,868,957

Total	1,179,757	$37.79	1,165,585	$232,868,957

(1)
The total number of shares purchased includes: (a) shares purchased pursuant to our publicly-announced share repurchase program, or Program; and (b) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 12,030 shares for the month of April 2008, 0 shares for the month of May 2008, and 2,142 shares for the month of June 2008.

(2)
Average price paid per share for shares purchased as part of our Program (includes brokerage commissions).

(3)
On February 8, 2008, our Board of Directors increased the amounts authorized under the Program by an additional $250.0 million, and we publicly announced this increase on February 11, 2008. At June 30, 2008, the amount authorized for future share repurchases under the Program was $232.8 million.

Dividend and Share Repurchase Restrictions

        Our Senior Credit Facility, as amended, restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if default or event of default exists or would result, according to the terms of the agreement.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our 2008 Annual Meeting of Shareholders was held on May 9, 2008. A total of 119,012,929 of our shares of common stock were present or represented by proxy at the meeting. This represented approximately 91% of the Company's shares outstanding. The following matters were voted upon at the meeting:

  1.
  Each nominee for director was re-elected as a Class II director for a three-year term expiring on the date of the 2011 Annual Meeting of Shareholders, as follows:

Name	Shares Voted For	Shares Withheld
William W. Canfield	113,981,106	5,031,823
James E. Copeland, Jr.	114,358,401	4,654,528
Lee A. Kennedy	113,751,614	5,261,315
Siri S. Marshall	114,800,418	4,212,511

        There were no broker non-votes in the election of the four directors.

        Other directors whose terms of office continued after the meeting were as follows:

Class I (term expiring 2009)	Class III (term expiring 2010)
Mark L. Feidler	Robert D. Daleo
Larry L. Prince*	Walter W. Driver, Jr.
Richard F. Smith	L. Phillip Humann
Jacquelyn M. Ward*	Mark B. Templeton

    *
    As previously disclosed, Mr. Prince and Ms. Ward have announced that they will retire as directors following the September 2008 meeting of the Board of Directors.

2.
The shareholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2008, as follows:

Shares For	Shares Against	Shares Abstained
116,803,193	1,187,027	1,022,707

        There were no broker non-votes on this matter.

3.
The shareholders approved our 2008 Omnibus Incentive Plan, as follows:

Shares For	Shares Against	Shares Abstained	Broker Non-Votes
84,969,321	21,375,829	1,481,919	11,174,191
4.
The shareholders approved the non-binding shareholder proposal regarding annual terms for directors, as follows:

Shares For	Shares Against	Shares Abstained	Broker Non-Votes
71,876,056	34,419,702	1,531,313	11,174,190
5.
The shareholders approved the non-binding shareholder proposal regarding majority voting for directors in uncontested elections, as follows:

Shares For	Shares Against	Shares Abstained	Broker Non-Votes
66,508,314	39,757,852	1,560,905	11,174,190

ITEM 6.    EXHIBITS

        The following is a complete list of exhibits included as part of this report. A list of those documents filed with this report is set forth on the Index to Exhibits appearing elsewhere in this report and is incorporated by reference herein:

Exhibit No.	Description
10.1	Equifax Inc. 2008 Omnibus Incentive Plan.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUIFAX INC. (Registrant)
Date: July 29, 2008	By:	/s/ RICHARD F. SMITH Richard F. Smith Chairman and Chief Executive Officer (Principal Executive Officer)
Date: July 29, 2008		/s/ LEE ADREAN Lee Adrean Corporate Vice President and Chief Financial Officer (Principal Financial Officer)
Date: July 29, 2008		/s/ NUALA M. KING Nuala M. King Senior Vice President and Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

        The following documents are being filed with this Report.

Exhibit No.	Description
10.1	Equifax Inc. 2008 Omnibus Incentive Plan.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.