Form 10-Q
period 2008-09-30
EQUIFAX INC
filed 2008-10-28
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
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

        On October 24, 2008, there were 126,307,943 shares of the registrant's common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2008

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,
	2008	2007
(In millions, except per share amounts)	(Unaudited)
Operating revenue	$484.1	$492.5

Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	193.7	194.3
Selling, general and administrative expenses	141.8	130.1
Depreciation and amortization	41.4	38.9

Total operating expenses	376.9	363.3

Operating income	107.2	129.2
Interest expense	(16.9)	(19.9)
Minority interests in earnings, net of tax	(1.5)	(1.7)
Other income, net	1.5	1.2

Income before income taxes	90.3	108.8
Provision for income taxes	(18.0)	(40.9)

Net income	$72.3	$67.9

Basic earnings per common share	$0.57	$0.49

Weighted-average shares used in computing basic earnings per share	127.5	137.4

Diluted earnings per common share	$0.56	$0.48

Weighted-average shares used in computing diluted earnings per share	129.8	140.6

Dividends per common share	$0.04	$0.04

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended September 30,
	2008	2007
(In millions, except per share amounts)	(Unaudited)
Operating revenue	$1,489.1	$1,352.2

Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	597.5	553.5
Selling, general and administrative expenses	413.2	342.8
Depreciation and amortization	117.3	89.9

Total operating expenses	1,128.0	986.2

Operating income	361.1	366.0
Interest expense	(53.9)	(37.7)
Minority interests in earnings, net of tax	(5.0)	(4.4)
Other income, net	2.7	2.5

Income before income taxes	304.9	326.4
Provision for income taxes	(96.1)	(119.4)

Net income	$208.8	$207.0

Basic earnings per common share	$1.62	$1.56

Weighted-average shares used in computing basic earnings per share	128.7	132.4

Diluted earnings per common share	$1.59	$1.53

Weighted-average shares used in computing diluted earnings per share	131.1	135.5

Dividends per common share	$0.12	$0.12

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
(In millions, except par values)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$69.0	$81.6
Trade accounts receivable, net of allowance for doubtful accounts of $13.7 and $8.9 at
September 30, 2008 and December 31, 2007, respectively	273.7	295.8
Prepaid expenses	30.0	25.8
Other current assets	22.3	21.8

Total current assets	395.0	425.0

Property and equipment:
Capitalized internal-use software and system costs	319.7	292.2
Data processing equipment and furniture	189.6	184.7
Land, buildings and improvements	122.9	89.5

Total property and equipment	632.2	566.4
Less accumulated depreciation and amortization	(341.0)	(306.9)

Total property and equipment, net	291.2	259.5

Goodwill	1,812.9	1,834.6
Indefinite-lived intangible assets	95.5	95.7
Purchased intangible assets, net	703.6	764.5
Prepaid pension asset	74.7	72.2
Other assets, net	77.7	72.4

Total assets	$3,450.6	$3,523.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt and current maturities	$55.2	$222.1
Accounts payable	26.5	31.1
Accrued expenses	72.6	79.4
Accrued salaries and bonuses	57.5	63.5
Deferred revenue	71.0	69.9
Other current liabilities	80.0	80.9

Total current liabilities	362.8	546.9
Long-term debt	1,252.9	1,165.2
Deferred income tax liabilities, net	270.7	277.1
Long-term pension and other postretirement benefit liabilities	65.7	62.8
Other long-term liabilities	60.9	72.7

Total liabilities	2,013.0	2,124.7

Commitments and Contingencies (see Note 5)
Shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares—10.0; Issued shares—none	—	—
Common stock, $1.25 par value: Authorized shares—300.0; Issued shares—189.1 and 188.5 at September 30, 2008 and December 31, 2007, respectively; Outstanding shares—126.6 and 129.7 at September 30, 2008 and December 31, 2007, respectively	236.4	235.6
Paid-in capital	1,071.3	1,040.8
Retained earnings	2,222.1	2,030.0
Accumulated other comprehensive loss	(213.7)	(170.5)
Treasury stock, at cost, 59.1 shares and 55.1 shares at September 30, 2008 and December 31, 2007, respectively	(1,824.9)	(1,679.0)
Stock held by employee benefits trusts, at cost, 3.4 shares and 3.7 shares at September 30, 2008 and December 31, 2007, respectively	(53.6)	(57.7)

Total shareholders' equity	1,437.6	1,399.2

Total liabilities and shareholders' equity	$3,450.6	$3,523.9

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007
(In millions)	(Unaudited)
Operating activities:
Net income	$208.8	$207.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117.3	89.9
Stock-based compensation expense	15.9	13.2
Tax effects of stock-based compensation plans	2.9	12.9
Excess tax benefits from stock-based compensation plans	(1.9)	(12.5)
Deferred income taxes	(14.6)	(4.2)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	15.9	(4.5)
Prepaid expenses and other current assets	0.2	(9.6)
Other assets	(4.7)	(16.7)
Current liabilities, excluding debt	(8.7)	(8.9)
Other long-term liabilities, excluding debt	(6.3)	5.2

Cash provided by operating activities	324.8	271.8

Investing activities:
Investment in equity affiliate	(4.4)	—
Capital expenditures	(89.3)	(85.3)
Acquisitions, net of cash acquired	(17.8)	(294.8)

Cash used in investing activities	(111.5)	(380.1)

Financing activities:
Net short-term (repayments) borrowings	(165.9)	88.1
Net borrowings under long-term revolving credit facilities	90.0	78.4
Proceeds from issuance of long-term debt	2.2	543.9
Payments on long-term debt	(3.3)	—
Treasury stock purchases	(143.9)	(605.7)
Dividends paid	(15.4)	(15.4)
Proceeds from exercise of stock options	14.1	27.1
Excess tax benefits from stock-based compensation plans	1.9	12.5
Other	(0.8)	(5.3)

Cash (used in) provided by financing activities	(221.1)	123.6

Effect of foreign currency exchange rates on cash and cash equivalents	(4.8)	3.9

(Decrease) increase in cash and cash equivalents	(12.6)	19.2
Cash and cash equivalents, beginning of period	81.6	67.8

Cash and cash equivalents, end of period	$69.0	$87.0

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2008

(Unaudited)

	Common Stock						Stock Held By Employee Benefits Trusts
					Accumulated Other Comprehensive Loss
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Total Shareholders' Equity
	(In millions, except per share amounts)
Balance, December 31, 2007	129.7	$235.6	$1,040.8	$2,030.0	$(170.5)	$(1,679.0)	$(57.7)	$1,399.2
Net income	—	—	—	208.8	—	—	—	208.8
Other comprehensive income	—	—	—	—	(43.2)	—	—	(43.2)
Shares issued under stock plans	0.5	0.7	7.7	—	—	—	—	8.4
Shares issued under benefits plans	0.4	—	3.5	—	—	—	4.1	7.6
Treasury stock exchanged for minimum tax withholdings	—	0.1	—	—	—	(2.0)	—	(1.9)
Treasury stock purchased ($35.76 per share)*	(4.0)	—	—	—	—	(143.9)	—	(143.9)
Cash dividends ($0.12 per share)	—	—	—	(15.9)	—	—	—	(15.9)
Dividends paid to employee benefits trusts	—	—	0.5	—	—	—	—	0.5
Stock-based compensation expense	—	—	15.9	—	—	—	—	15.9
Tax effects of stock-based compensation plans	—	—	2.9	—	—	—	—	2.9
Adjustment to initially apply EITF 06-04 and EITF 06-10	—	—	—	(0.8)	—	—	—	(0.8)

Balance, September 30, 2008	126.6	$236.4	$1,071.3	$2,222.1	$(213.7)	$(1,824.9)	$(53.6)	$1,437.6

*
At September 30, 2008, approximately $170.0 million was authorized for future purchases of common stock under our share repurchase authorization.

Accumulated Other Comprehensive Loss consists of the following components:

	September 30, 2008	December 31, 2007
	(In millions)
Foreign currency translation	$(107.5)	$(60.1)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $58.9 and $61.3 at September 30, 2008 and December 31, 2007, respectively	(102.6)	(106.5)
Cash flow hedging transactions, net of tax of $2.1 and $2.2 at September 30, 2008 and December 31, 2007, respectively	(3.6)	(3.9)

Accumulated other comprehensive loss	$(213.7)	$(170.5)

Comprehensive Income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In millions)
Net income	$72.3	$67.9	$208.8	$207.0
Other comprehensive income:
Foreign currency translation adjustment	(56.0)	16.8	(47.4)	44.5
Recognition of prior service cost and actuarial losses related to our pension and other postretirement benefit plans	1.4	1.7	3.9	5.0
Change in cumulative loss from cash flow hedging transactions	0.1	(0.1)	0.3	(3.1)

Comprehensive income	$17.8	$86.3	$165.6	$253.4

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2008

        As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Operations.    We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of September 30, 2008, we operated in the following countries: Argentina, Brazil, Canada, Chile, Ecuador, El Salvador, Honduras, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We also maintain support operations in Costa Rica and the Republic of Ireland. During the second quarter of 2008, we expanded into Russia by acquiring an equity interest in a consumer credit information company.

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

         Basis of Presentation.    The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, the instructions to Form 10-Q and Article 10 of Regulation S-X. To understand our complete financial position and results, as defined by GAAP, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2007, or 2007 Form 10-K.

        Our unaudited Consolidated Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods presented. All adjustments made have been of a normal recurring nature. Certain prior year amounts have been reclassified to conform to current year presentation. The effect of these reclassifications is not material.

         Earnings Per Share.    In accordance with Statement of Financial Accounting Standards, or SFAS, No. 128, "Earnings per Share", our basic earnings per share, or EPS, is calculated as net income divided by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. The net

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

income amounts used in both our basic and diluted EPS calculations are the same. A reconciliation of the weighted-average outstanding shares used in the two calculations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In millions)
Weighted-average shares outstanding (basic)	127.5	137.4	128.7	132.4
Effect of dilutive securities:
Stock equivalents	2.2	3.0	2.3	2.9
Long-term incentive plans	0.1	0.2	0.1	0.2

Weighted-average shares outstanding (diluted)	129.8	140.6	131.1	135.5

        For the three and nine months ended September 30, 2008, 1.8 million and 1.6 million stock options, respectively, were anti-dilutive and therefore excluded from this calculation. For the three and nine months ended September 30, 2007, 0.4 million and 0.3 million stock options, respectively, were considered anti-dilutive and therefore excluded from this calculation.

         Fair Value Measurements.    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", or SFAS 157, which provides guidance for measuring the fair value of assets and liabilities and requires expanded disclosures about fair value measurements. SFAS 157 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability and provides additional guidelines to consider in determining the market-based measurement. In February 2008, the FASB delayed the effective date of SFAS 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at least annually. We adopted SFAS 157 on January 1, 2008 for financial assets and financial liabilities. We do not expect the adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities to have a material impact on our Consolidated Financial Statements.

        To increase consistency and comparability in fair value measures, SFAS 157 establishes a three level fair value hierarchy to prioritize the inputs used in valuation techniques between observable inputs that reflect quoted prices in active markets, inputs other than quoted prices with observable market data and unobservable data (e.g., a company's own data). SFAS 157 requires disclosures detailing the extent to which companies measure assets and liabilities at fair value, the methods and assumptions used to measure fair value and the effect of fair value measurements on earnings. In accordance with SFAS 157, we applied the following fair value hierarchy:

  Level 1—Assets or liabilities for which the identical item is traded on an active exchange, such as publicly-traded instruments.

  Level 2—Assets and liabilities valued based on observable market data for similar instruments.

  Level 3—Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        We maintain deferred compensation plans that allow for certain management employees to defer the receipt of compensation (such as salary, incentive compensation and commissions) until a later date based on the terms of the plans. The liability representing benefits accrued for plan participants is valued at the quoted market prices of the participants' investment elections in variable life insurance policies. Identical instruments are traded in active markets that we have access to as of September 30, 2008. As such, we have classified this liability as Level 1 within the fair value hierarchy set forth by SFAS 157.

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value at September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Deferred Compensation Plan	$9.8	$9.8	$—	$—

Total	$9.8	$9.8	$—	$—

         Recent Accounting Pronouncements.    In September 2006, the Financial Accounting Standards Board, or FASB, ratified the consensus reached by the Emerging Issues Task Force, or EITF, related to EITF Issue No. 06-04, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," or EITF 06-04, which requires the recognition of a liability related to postretirement benefits covered by endorsement split-dollar life insurance arrangements since the employer has the obligation to provide the benefit to the employee. In March 2007, the FASB ratified the consensus reached by the EITF related to EITF Issue No. 06-10, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements," or EITF 06-10, which requires (1) recognition of a liability related to postretirement benefits covered by collateral split-dollar life insurance arrangements since the employer has the obligation to provide the benefit to the employee and (2) recognition and measurement of the asset based on the nature and substance of the arrangement. We have both endorsement and collateral assignment split-dollar life insurance arrangements for certain officers of the Company. The liability is required to be recognized in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits, Other Than Pensions," or Accounting Principles Board, or APB, Opinion No. 12, "Omnibus Opinion—1967", as appropriate. The adoption of these standards resulted in our recording a $3.4 million liability, a $2.6 million receivable, and a cumulative effect adjustment to reduce retained earnings by $0.8 million at January 1, 2008 on our Consolidated Balance Sheet.

        In April 2008, FASB Staff Position SFAS 142-3 "Determination of the Useful Life of Intangible Assets", or FSP 142-3, was issued. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets", or SFAS 142. We will be required to prospectively adopt FSP 142-3 on January 1, 2009. We do not expect the adoption of FSP 142-3 to have a material impact on our Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        For additional information about recent accounting pronouncements adopted or pending adoption, see Note 1 of the Notes to Consolidated Financial Statements in our 2007 Form 10-K.

2. ACQUISITIONS AND INVESTMENTS

        To further enhance our market share, during the nine months ended September 30, 2008, we acquired and made investments in several small businesses in Latin America totaling $11.8 million, net of cash acquired, of which $6.8 million occurred during the third quarter of 2008. The results of these acquisitions, which are not material, are reported in our International segment subsequent to their respective acquisition dates.

        On June 30, 2008, as a part of our long-term growth strategy of entering new geographies, we acquired a 28 percent equity interest in Global Payments Credit Services LLC, or GPCS, a credit information company in Russia, for cash consideration of $4.4 million, which is now doing business as Equifax Credit Services, LLC in Russia. Under our shareholders' agreement, we have the option to acquire up to an additional 22 percent interest in GPCS between 2011 and 2013 for cash consideration based on a formula for determining equity value of the business and the assumption of certain debt, subject to satisfaction of certain conditions.

        On February 29, 2008, in order to enhance our mortgage reporting market share, we acquired certain assets and specified liabilities of FIS Credit Services, Inc., a related party mortgage credit reporting reseller, for cash consideration of $6.0 million. This is considered a related party transaction in accordance with SFAS No. 57, "Related Party Disclosures," since a member of our board of directors until September 17, 2008, Lee A. Kennedy, is President and Chief Executive Officer and a director of Fidelity National Information Services, Inc., which is the parent company of FIS Credit Services, Inc. The results of this acquisition, which are not material, are reported in our U.S. Consumer Information Solutions segment subsequent to the acquisition date. For additional information about our related party transactions, see Note 11 of the Notes to Consolidated Financial Statements in our 2007 Form 10-K.

3. GOODWILL AND INTANGIBLE ASSETS

         Goodwill.    Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. In accordance with SFAS 142, goodwill is tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment tests as of September 30. Our 2008 annual impairment test completed during the third quarter of 2008 resulted in no impairment of goodwill.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2008

3. GOODWILL AND INTANGIBLE ASSETS (Continued)

        In conjunction with the finalization of the TALX purchase price allocation, we reallocated goodwill to reporting units expected to benefit from revenue synergies of the combined company. Changes in the amount of goodwill for the nine months ended September 30, 2008 are as follows:

	U.S. Consumer Information Solutions	International	TALX	North America Personal Solutions	North America Commercial Solutions	Total
	(In millions)
Balance, December 31, 2007	$491.2	$351.6	$952.3	$1.8	$37.7	$1,834.6
Acquisitions	1.6	8.3	—	—	—	9.9
Purchase price adjustment	—	—	2.3	—	—	2.3
Foreign currency translation	—	(30.8)	—	—	(0.4)	(31.2)
Tax benefits of stock options exercised	—	—	(2.7)	—	—	(2.7)
Reallocation of goodwill	96.0	—	(96.0)	—	—	—

Balance, September 30, 2008	$588.8	$329.1	$855.9	$1.8	$37.3	$1,812.9

         Indefinite-Lived Intangible Assets.    Indefinite-lived intangible assets consist of contractual/territorial rights representing the estimated fair value of rights to operate in certain territories acquired through the purchase of independent credit reporting agencies in the U.S. and Canada. Our contractual/territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. In accordance with SFAS 142, we are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. Our 2008 annual impairment test completed during the third quarter of 2008 resulted in no impairment of indefinite-lived intangible assets.

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

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2008

3. GOODWILL AND INTANGIBLE ASSETS (Continued)

        Purchased intangible assets at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008			December 31, 2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In millions)
Definite-lived intangible assets:
Purchased data files	$397.8	$(233.8)	$164.0	$406.6	$(221.7)	$184.9
Acquired software and technology	71.8	(31.2)	40.6	72.7	(23.9)	48.8
Customer relationships	420.0	(37.4)	382.6	414.7	(18.4)	396.3
Proprietary database	117.6	(27.0)	90.6	117.6	(12.3)	105.3
Non-compete agreements	6.5	(5.6)	0.9	6.4	(5.2)	1.2
Trade names and other intangible assets	32.3	(7.4)	24.9	31.9	(3.9)	28.0

Total definite-lived intangible assets	$1,046.0	$(342.4)	$703.6	$1,049.9	$(285.4)	$764.5

        Amortization expense related to purchased intangible assets was $21.8 million and $21.7 million during the three months ended September 30, 2008 and 2007, respectively. Amortization expense related to purchased intangible assets was $65.4 million and $44.1 million during the nine months ended September 30, 2008 and 2007, respectively.

4. DEBT

        Debt outstanding at September 30, 2008 and December 31, 2007 was as follows:

	September 30, 2008	December 31, 2007
	(In millions)
Commercial Paper	$20.0	$219.5
Borrowings under Canadian short-term revolving credit facility, weighted-average rate of 4.1% in 2008	30.5	—
Notes, 4.25%, due May 2012	10.1	12.5
Notes, 7.34%, due May 2014	75.0	75.0
Notes, 6.30%, due July 2017	300.0	300.0
Debentures, 6.90%, due July 2028	150.0	150.0
Notes, 7.00%, due July 2037	250.0	250.0
Borrowings under long-term revolving credit facilities, weighted-average rate of 3.3% and 5.3% in 2008 and 2007, respectively	465.0	375.0
Other	5.4	2.2

Total debt	1,306.0	1,384.2
Less short-term debt and current maturities	(55.2)	(222.1)
Less unamortized discounts	(2.2)	(2.2)
Plus fair value adjustment	4.3	5.3

Total long-term debt, net	$1,252.9	$1,165.2

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2008

4. DEBT (Continued)

         Senior Credit Facility.    We are party to an $850.0 million senior unsecured revolving credit facility, which we refer to as the Senior Credit Facility, with a group of financial institutions. Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Senior Credit Facility is scheduled to expire in July 2011. Availability of the Senior Credit Facility for borrowings is reduced by any commercial paper amounts outstanding. As of September 30, 2008, $465.0 million was outstanding under the Senior Credit Facility, which is included in long-term debt on our Consolidated Balance Sheet, and $365.0 million was available for borrowings under this facility.

         Commercial Paper Program.    Our $850.0 million commercial paper program has been established through the private placement of commercial paper notes from time-to-time. Maturities of commercial paper can range from overnight to 397 days. The commercial paper program is supported by our Senior Credit Facility and, pursuant to our existing Board of Directors authorization, the total amount of commercial paper which may be issued is reduced by the amount of any outstanding borrowings under our Senior Credit Facility. At September 30, 2008, $20.0 million in commercial paper notes were outstanding, at a weighted-average interest rate of 2.8% per annum, all with maturities of less than 90 days.

         Canadian Credit Facility.    We are a party to a credit agreement with a Canadian financial institution that provides for a C$40.0 million (denominated in Canadian dollars), 364-day revolving credit agreement. This agreement was expanded from C$10.0 million to C$40.0 million during the second quarter of 2008 and is scheduled to expire in June 2009. As of September 30, 2008, $30.5 million was outstanding under this facility, which is included in short-term debt and current maturities on our Consolidated Balance Sheet.

        For additional information about our debt agreements, see Note 4 of the Notes to Consolidated Financial Statements in our 2007 Form 10-K.

5. COMMITMENTS AND CONTINGENCIES

         Headquarters Lease.    Other than leasing arrangements, we do not engage in off-balance sheet financing activities. Under the terms of the $29.0 million operating lease for our headquarters building in Atlanta, Georgia, which commenced in 1998 and expires in March 2010, we have guaranteed the residual value of the building at the end of the lease. Total lease payments for the remaining term total $2.7 million. In the event that the property is sold by the lessor at the end of the lease term, we would be responsible for any shortfall of the sales proceeds, up to a maximum amount of $23.2 million, which equals 80% of the value of the property at the beginning of the lease term. The liability for this estimated shortfall, which was $1.9 million as of September 30, 2008 and December 31, 2007, respectively, is recorded in other long-term liabilities on our Consolidated Balance Sheets.

         Data Processing, Outsourcing Services and Other Agreements.    We have separate agreements with International Business Machines Corporation, or IBM, Acxiom, Genpact, Tata Consultancy Services and others to outsource portions of our computer data processing operations, applications development, maintenance and related functions and to provide certain other administrative and operational services. The agreements expire between 2008 and 2013. The estimated aggregate minimum contractual obligation remaining under these agreements was approximately $305.0 million at December 31, 2007,

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2008

5. COMMITMENTS AND CONTINGENCIES (Continued)

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

         Agreement with Computer Sciences Corporation.    We have an agreement with Computer Sciences Corporation, or CSC, and certain of its affiliates, collectively CSC, under which CSC-owned credit reporting agencies utilize our computerized credit database services. CSC retains ownership of its credit files and the revenues generated by its credit reporting activities. We receive a processing fee for maintaining the database and for each report supplied. The agreement will expire on July 31, 2018 and is renewable at the option of CSC for successive ten-year periods. The agreement provides us with an option to purchase CSC's credit reporting business if it does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. Under the agreement CSC also has an option, exercisable at any time, to sell its credit reporting business to us. The option expires in 2013. The option exercise price will be determined by a third party appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if the option were exercised at December 31, 2007, the price range would have approximated $650.0 million to $725.0 million. This estimate is based solely on our internal analysis of the value of the business, current market conditions and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than our estimate.

         Guarantees and General Indemnifications.    We may issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit is not material at September 30, 2008 and all have a maturity of one year or less. We also guarantee the operating lease payments of a lease between third parties. The operating lease expires December 31, 2011 and has a remaining balance of $4.3 million, based on the undiscounted value of remaining lease payments, including real estate taxes, at September 30, 2008. We believe that the likelihood of demand for payment is remote and expect no material losses to occur related to this guarantee. Accordingly, we do not have a liability on our Consolidated Balance Sheets at September 30, 2008 or December 31, 2007 related to this guarantee.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2008

5. COMMITMENTS AND CONTINGENCIES (Continued)

        We have agreed to standard indemnification clauses in many of our lease agreements for office space, covering such things as tort, environmental and other liabilities that arise out of or relate to our use or occupancy of the leased premises. Certain of our credit agreements include provisions which require us to make payments to preserve an expected economic return to the lenders if that economic return is diminished due to certain changes in law or regulations. In conjunction with certain transactions, such as sales or purchases of operating assets or services in the ordinary course of business, or the disposition of certain assets or businesses, we sometimes provide routine indemnifications, the terms of which range in duration and sometimes are not limited. We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to indemnifications on our Consolidated Balance Sheets at September 30, 2008 or December 31, 2007.

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

         Tax Matters.    In 2003, the Canada Revenue Agency, or CRA, issued Notices of Reassessment, asserting that Acrofax, Inc., a wholly-owned Canadian subsidiary of Equifax, is liable for additional tax for the 1995 through 2000 tax years, related to certain intercompany capital contributions and loans. The additional tax sought by the CRA for these periods ranges, based on alternative theories, from $8.2 million ($8.5 million in Canadian dollars) to $18.2 million ($19.0 million in Canadian dollars) plus interest and penalties. Subsequently in 2003, we made a statutorily-required deposit for a portion of the claim. We intend to vigorously contest these reassessments and do not believe we have violated any statutory provision or rule. While we believe our potential exposure is less than the asserted claims and not material to our Consolidated Financial Statements, if the final outcome of this matter was unfavorable to us, an additional claim may be filed by the local province. The likelihood and potential amount of such claim is unknown at this time. We cannot predict when this tax matter will be resolved.

        For additional information about these and other commitments and contingencies, see Note 5 of the Notes to Consolidated Financial Statements in our 2007 Form 10-K.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2008

6. INCOME TAXES

        We are subject to U.S. federal, state and international income taxes. The Internal Revenue Service completed its audit of our 2004 U.S. income tax return during the first quarter of 2008. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years ending prior to December 31, 2002, with few exceptions. In Canada, we are under audit by the Canada Revenue Agency for the 1995 through 2000 tax years (see Note 5 of the Notes to Consolidated Financial Statements). For the U.K., tax years after 1999 are open for examination. During the third quarter of 2008, we recognized a $14.6 million income tax benefit related to the reversal of a reserve associated with our Brazilian operations, for which the statute of limitations expired during the period. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit balance may change within the next twelve months by a range of zero to approximately $6 million, related primarily to issues involving U.K. operations.

         Effective Tax Rate.    Our effective income tax rate was 19.9% for the three months ended September 30, 2008, down from 37.6% for the same period in 2007, due primarily to the recognition of a $14.6 million income tax benefit discussed above and a lower foreign income tax rate. The effective income tax rate was 31.5% for the nine months ended September 30, 2008, down from 36.6% for the same period in 2007, due primarily to the items discussed above.

7. BENEFIT PLANS

        We sponsor defined benefit pension plans and defined contribution plans. Substantially all of our U.S., Canadian and U.K. employees are eligible to participate in one or more of these plans. We also maintain certain healthcare and life insurance benefit plans for eligible active and retired employees.

        On September 15, 2008, we announced a redesign of our retirement plans for our U.S. active employees effective January 1, 2009. The changes to our retirement plans will freeze the Equifax Inc. Pension Plan, or EIPP, a qualified defined benefit pension plan, for employees who do not meet certain grandfathering criteria related to retirement-eligible employees. Under the plan amendments, the EIPP will be closed to new participants and the service credit for non-grandfathered participants will freeze, but these participants will continue to receive credit for salary increases and vesting of service. Additionally, the non-grandfathered employees and certain other employees not eligible to participate in the EIPP will be able to participate in an enhanced 401(k) savings plan.

        As a result of the changes to the EIPP, during the third quarter of 2008, we completed a remeasurement of the plan in accordance with SFAS No. 87, "Employers' Accounting for Pensions." Certain assumptions were updated in conjunction with the remeasurement, including the discount rate, which increased from 6.51% at December 31, 2007 to 7.02% as of the remeasurement date, and a lower than expected 2008 year-to-date return on plan assets. The remeasurement did not materially impact our Consolidated Financial Statements as of and for the three and nine months ended September 30, 2008. For additional information about our existing benefit plans, see Note 9 of the Notes to Consolidated Financial Statements in our 2007 Form 10-K.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2008

7. BENEFIT PLANS (Continued)

        The following table provides the components of net periodic benefit cost for the three and nine months ended September 30, 2008 and 2007:

	Pension Benefits		Other Benefits
	Three Months Ended September 30,
	2008	2007	2008	2007
	(In millions)
Service cost	$2.7	$2.4	$0.1	$0.1
Interest cost	8.7	7.9	0.4	0.4
Expected return on plan assets	(11.3)	(10.1)	(0.3)	(0.4)
Amortization of prior service cost	0.3	0.2	0.1	0.2
Recognized actuarial loss	1.4	2.2	0.3	0.1

Total net periodic benefit cost	$1.8	$2.6	$0.6	$0.4

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
	2008	2007	2008	2007
	(In millions)
Service cost	$8.3	$7.6	$0.3	$0.3
Interest cost	26.1	24.5	1.4	1.3
Expected return on plan assets	(33.9)	(31.4)	(1.1)	(1.1)
Amortization of prior service cost	0.7	0.7	0.3	0.4
Recognized actuarial loss	4.4	6.6	0.5	0.2

Total net periodic benefit cost	$5.6	$8.0	$1.4	$1.1

8. RESTRUCTURING AND ASSET WRITE-DOWN CHARGES

        In the third quarter 2008, we realigned our business to better support our strategic objectives in the current economic environment. Our business realignment was designed to reduce and manage our expenses and to preserve our financial results, while enabling us to allocate resources to pursue key strategic objectives. As a result, we recorded a $16.8 million restructuring and asset write-down charge of which $14.4 million was recorded in selling, general and administrative expenses and $2.4 million recorded in depreciation and amortization on our Consolidated Statement of Income. The $2.4 million recorded in depreciation and amortization is related to the write-down of certain internal-use software from which we will no longer derive future benefit.

        Of the $14.4 million recorded in selling, general and administrative expenses, $10.3 million is associated with headcount reductions, which was accrued for under existing severance plans or statutory requirements, and $4.1 million is related to certain contractual costs. Generally, severance benefits paid to our U.S. employees are paid through monthly payroll according to the number of weeks of severance benefit provided to the employee, while our international employees receive a lump sum severance payment for their benefit. Accordingly, we expect the majority of the payments related to headcount reductions to be completed by the first quarter of 2009. A majority of the certain contractual costs, which primarily represents services we do not intend to utilize for which we are

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2008

8. RESTRUCTURING AND ASSET WRITE-DOWN CHARGES (Continued)

contractually committed to future payments, are expected to be paid by 2011. The payments related to these charges totaled $2.2 million during the three and nine months ended September 30, 2008, all of which related to the headcount reductions.

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

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2008

9. SEGMENT INFORMATION (Continued)

         North America Commercial Solutions.    This segment includes commercial products and services such as business credit and demographic information, credit scores and portfolio analytics, which are derived from our databases of business credit and financial information.

        Operating revenue and operating income by operating segment during the three and nine months ended September 30, 2008 and 2007, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Operating revenue:
U.S. Consumer Information Solutions	$220.6	$243.9	$682.4	$741.0
International	132.5	122.9	399.9	343.9
TALX	73.4	70.4	229.7	105.6
North America Personal Solutions	40.9	38.6	125.5	115.3
North America Commercial Solutions	16.7	16.7	51.6	46.4

Total operating revenue	$484.1	$492.5	$1,489.1	$1,352.2

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Operating income:
U.S. Consumer Information Solutions	$84.2	$97.0	$261.2	$299.8
International	39.8	38.4	121.4	104.3
TALX	11.8	10.0	38.1	14.5
North America Personal Solutions	12.2	10.4	33.7	24.0
North America Commercial Solutions	2.5	3.2	7.9	5.6
General Corporate Expense	(43.3)	(29.8)	(101.2)	(82.2)

Total operating income	$107.2	$129.2	$361.1	$366.0

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

         Geographic Information.    We currently operate in the following countries: Argentina, Brazil, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay, and the U.S. Our operations in Costa Rica and the Republic of Ireland focus on data processing and customer support activities. During the second quarter of 2008, we expanded into Russia by acquiring an equity interest in a consumer credit information company.

         Key Performance Indicators.    Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, operating revenue growth, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three and nine months ended September 30, 2008 and 2007, were as follows:

	Key Performance Indicators
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in millions, except per share data)
Operating revenue	$484.1	$492.5	$1,489.1	$1,352.2
Operating revenue change	-2%	25%	10%	17%
Operating income	$107.2	$129.2	$361.1	$366.0
Operating margin	22.2%	26.2%	24.2%	27.1%
Diluted earnings per share	$0.56	$0.48	$1.59	$1.53
Cash provided by operating activities	$138.0	$118.7	$324.8	$271.8
Capital expenditures	$30.9	$53.5	$89.3	$85.3

         Operational Highlights.    In addition to the Key Performance Indicators above, the following were some operational highlights during the third quarter of 2008:

  •
  Revenue was $484.1 million for the third quarter of 2008, down 2 percent from the third quarter of 2007, reflecting the challenging economic and business environment.

  •
  During the third quarter of 2008, we recognized an income tax benefit of $14.6 million related to uncertain tax positions for which the statute of limitations expired. For additional information about this income tax benefit, see Note 6 of the Notes to the Consolidated Financial Statements in this Form 10-Q.

  •
  We realigned our business to better support our strategic objectives, which resulted in $16.8 million of restructuring and asset write-down charges. Our business realignment was designed to reduce and manage our expenses and to preserve our financial results, while enabling us to allocate resources to pursue key strategic objectives. For additional information about these charges, see Note 8 of the Notes to the Consolidated Financial Statements in this Form 10-Q.

  •
  During the third quarter of 2008, we repurchased 1.8 million of our common shares on the open market for $62.8 million.

Business Environment and Company Strategy

        The financial markets are currently experiencing unprecedented volatility around the world. Many of our customers, especially financial institutions, are encountering much uncertainty, which limits our visibility into their future plans and activities. In 2008, many of our customers have reduced their level of activity.

        Additionally, in recent weeks, there has been more significant activity related to the consolidation of financial institutions. In the past, we have been impacted by industry consolidation. While average core product unit prices tend to decline as a result of consolidation, we generally have been able to negotiate higher volumes and have opportunities to sell additional products and services.

        Given the uncertain markets and challenging business environment, we continue to focus on our initiatives to reduce and manage our expenses, while trying to preserve our operating margins, earnings performance and cash flows from operations. Also, we continue to realign our resources to pursue key strategic objectives, including new product innovation and international expansion.

RESULTS OF OPERATIONS—THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Consolidated Financial Results

Operating Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Revenue	2008	2007	$	%	2008	2007	$	%
	(Dollars in millions)				(Dollars in millions)
U.S. Consumer Information Solutions	$220.6	$243.9	$(23.3)	-10%	$682.4	$741.0	$(58.6)	-8%
International	132.5	122.9	9.6	8%	399.9	343.9	56.0	16%
TALX	73.4	70.4	3.0	4%	229.7	105.6	124.1	117%
North America Personal Solutions	40.9	38.6	2.3	6%	125.5	115.3	10.2	9%
North America Commercial Solutions	16.7	16.7	—	0%	51.6	46.4	5.2	11%

Consolidated operating revenue	$484.1	$492.5	(8.4)	-2%	$1,489.1	$1,352.2	$136.9	10%

        For the third quarter of 2008, revenue decreased 2%, or $8.4 million, from the same period in 2007. This is primarily due to the continued weakness in the U.S. and U.K. economies, which is significantly impacting demand for our services in our USCIS segment and U.K. businesses, partially offset by strength in Latin America and TALX's The Work Number. For the first nine months of 2008, as compared to the same period a year ago, revenue increased 10%, or $136.9 million, of which $124.1 million is due to incremental revenue from our acquisition of TALX in May 2007. Foreign currency had a favorable impact on revenue growth of $3.1 million and $27.3 million, respectively, for the three and nine months ended September 30, 2008. The foreign currency benefit was lower in third quarter of 2008, than prior quarters this year, due to the recent strengthening of the U.S. dollar, against certain foreign currencies, most notably the Canadian dollar, British pound, Brazilian real and Chilean peso. If foreign currency exchange rates remain at the levels in effect at September 30, 2008 in the fourth quarter of 2008, then foreign currency translation will negatively impact the fourth quarter revenue growth compared to the same period a year ago. For additional information about revenue fluctuations by segment, see "Segment Financial Results" below.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Expenses	2008	2007	$	%	2008	2007	$	%
	(Dollars in millions)				(Dollars in millions)
Consolidated cost of services	$193.7	$194.3	$(0.6)	0%	$597.5	$553.5	$44.0	8%
Consolidated selling, general and administrative expenses	141.8	130.1	11.7	9%	413.2	342.8	70.4	21%
Consolidated depreciation and amortization expense	41.4	38.9	2.5	6%	117.3	89.9	27.4	30%

Consolidated operating expenses	$376.9	$363.3	$13.6	4%	$1,128.0	$986.2	$141.8	14%

        For the third quarter of 2008, cost of services was flat, when compared to the same period in 2007, primarily due to increased production and salary costs related to growth in our Latin America operations and foreign currency fluctuations, offset by declining costs due to decreased revenue for USCIS, as well as cost saving initiatives. Cost of services for the first nine months of 2008, increased $44.0 million, as compared to the same period in 2007, mainly as a result of our acquisition of TALX, which contributed $39.2 million of incremental cost period-over-period. This increase was also affected by the fluctuations discussed above. However, the impact of foreign currency fluctuations was more significant during the first six months of 2008 than the third quarter of 2008, as compared to the same periods in 2007.

        Selling, general and administrative expense for the third quarter of 2008 and first nine months of 2008, as compared to the same periods in 2007, increased as a result of a $10.3 million charge related to headcount reductions and a $4.1 million charge associated with certain contractual costs. These charges, recorded during the third quarter of 2008, are related to our business realignment to better support our strategic objectives in the current economic environment. The remaining increase for the first nine months of 2008, as compared to the same period in 2007, is mainly a result of our acquisition of TALX, which contributed $37.6 million of incremental cost period-over-period, higher salary and incentive costs to support growth areas, as well as the impact of foreign currency fluctuations.

        For the third quarter of 2008 and first nine months of 2008, as compared to the same periods in 2007, the increase in depreciation and amortization expense was due to a $2.4 million software write-down charge recorded in the third quarter of 2008 associated with our business realignment. Additionally, our acquisition of TALX contributed $23.8 million of incremental depreciation and amortization expense in the first nine months of 2008, as compared to the same period in 2007.

        For additional information about the charges and fees related to our business realignment, see Note 8 of the Notes to the Consolidated Financial Statements in this Form 10-Q.

Operating Income and Operating Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Income	2008	2007	$	%	2008	2007	$	%
	(Dollars in millions)				(Dollars in millions)
Consolidated operating revenue	$484.1	$492.5	$(8.4)	-2%	$1,489.1	$1,352.2	$136.9	10%
Consolidated operating expenses	(376.9)	(363.3)	(13.6)	4%	(1,128.0)	(986.2)	(141.8)	14%

Consolidated operating income	$107.2	$129.2	$(22.0)	-17%	$361.1	$366.0	$(4.9)	-1%

Consolidated operating margin	22.2%	26.2%			24.2%	27.1%

        The decline in the consolidated operating margin for the third quarter of 2008, as compared to the same quarter in 2007, mainly reflects the increase in general corporate expense, which includes the $16.8 million restructuring and asset write-down charges related to our business realignment recorded in the third quarter of 2008, and the decrease in operating margin for our USCIS business, as described in more detail below. For the first nine months of 2008, as compared to the same period in 2007, the decline in operating margin is primarily due to acquisition-related amortization expense, which increased $13.6 million, as well as the aforementioned reasons.

Other Expense, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Other Expense, Net	2008	2007	$	%	2008	2007	$	%
	(Dollars in millions)				(Dollars in millions)
Consolidated interest expense	$(16.9)	$(19.9)	$3.0	-15%	$(53.9)	$(37.7)	$(16.2)	43%
Consolidated minority interests in earnings, net of tax	(1.5)	(1.7)	0.2	-11%	(5.0)	(4.4)	(0.6)	14%
Consolidated other income, net	1.5	1.2	0.3	20%	2.7	2.5	0.2	5%

Consolidated other expense, net	$(16.9)	$(20.4)	$3.5	-16%	$(56.2)	$(39.6)	$(16.6)	42%

Average cost of debt	5.1%	6.3%			5.3%	6.0%
Total consolidated debt, net	$1,308.1	$1,409.1	$(101.0)	-7%	$1,308.1	$1,409.1	$(101.0)	-7%

        The increase in other expense, net for the first nine months of 2008, as compared to the same period a year ago, was primarily due to higher levels of debt during the first two quarters of 2008, than the same periods in 2007, which was used to fund the TALX acquisition completed in May 2007 and our share repurchase activity during 2007 and 2008. The decrease in other expense, net for the third quarter of 2008 is mainly due to lower cost of debt, when compared to the third quarter of 2007.

Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Provision for Income Taxes	2008	2007	$	%	2008	2007	$	%
	(Dollars in millions)				(Dollars in millions)
Consolidated provision for income taxes	$(18.0)	$(40.9)	$22.9	-56%	$(96.1)	$(119.4)	$23.3	-20%
Effective income tax rate	19.9%	37.6%			31.5%	36.6%

        Our effective income tax rate was 19.9% for the third quarter of 2008, down from 37.6% for the same period in 2007, primarily due to the recognition of a $14.6 million income tax benefit related to uncertain tax positions associated with our Brazilian operations, for which the statute of limitations expired during the third quarter of 2008, and a lower foreign income tax rate. The effective income tax rate was 31.5% for the first nine months of 2008, down from 36.6% for the same period in 2007 due primarily to the items discussed above.

Net Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Net Income	2008	2007	$	%	2008	2007	$	%
	(Dollars in millions)				(Dollars in millions)
Consolidated net income	$72.3	$67.9	$4.4	6%	$208.8	$207.0	$1.8	1%
Diluted earnings per common share	$0.56	$0.48	$0.08	15%	$1.59	$1.53	$0.06	4%
Weighted-average shares used in computing diluted earnings per share	129.8	140.6			131.1	135.5

        The increase in net income for the third quarter of 2008, as compared to the same period in 2007, is mainly due to lower income tax expense, partially offset by higher general corporate expense, which includes the aforementioned restructuring and asset write-down charges recorded in the third quarter of 2008, and lower operating income for our USCIS businesses. For the first nine months of 2008, as compared to the same period a year ago, the increase in net income included the factors discussed above; however, growth in operating income for International and North America Personal Solutions was more significant, as well as the contribution from TALX since its acquisition in May 2007, partially offset by higher interest expense.

Segment Financial Results

USCIS

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
U.S. Consumer Information Solutions	2008	2007	$	%	2008	2007	$	%
	(Dollars in millions)				(Dollars in millions)
Operating revenue:
Online Consumer Information Solutions (OCIS)	$151.1	$160.9	$(9.8)	-6%	$459.3	$488.4	$(29.1)	-6%
Mortgage Reporting Solutions	16.7	16.9	(0.2)	-1%	52.0	53.4	(1.4)	-3%
Credit Marketing Services	30.0	39.2	(9.2)	-24%	101.2	119.3	(18.1)	-15%
Direct Marketing Services	22.8	26.9	(4.1)	-15%	69.9	79.9	(10.0)	-13%

Total operating revenue	$220.6	$243.9	$(23.3)	-10%	$682.4	$741.0	$(58.6)	-8%

% of consolidated revenue	46%	50%			46%	55%
Total operating income	$84.2	$97.0	$(12.8)	-13%	$261.2	$299.8	$(38.6)	-13%
Operating margin	38.2%	39.8%		-1.6%	38.3%	40.5%		-2.2%

        The decreases in revenue and operating margin for the third quarter of 2008 and first nine months of 2008, as compared to the same periods in 2007, were mainly due to various effects of the continued weakness in the U.S. credit and retail economy, which impacted all of the USCIS businesses. The following provides further detail on reasons for the revenue declines in each business:

  •
  For OCIS, reduced online transaction volume and a shift in customer mix leading to lower average selling prices.

  •
  In Mortgage Reporting Solutions, continued weakness in the U.S. housing market, which led to reduced transaction volumes from our existing customer base. These decreases were partially offset by increased activity associated with our settlement services products and incremental revenue from our acquisition of mortgage reseller assets and specified liabilities from FIS Credit Services, Inc. in February 2008.

  •
  For Credit Marketing Services, volume decreases from our existing customer base, primarily due to lower revenue associated with new account acquisition services as financial institutions have scaled back significantly on new marketing and extension of credit. These declines were partially offset by an increase in revenue related to customer portfolio management services used by financial institutions to manage and sustain existing customers.

  •
  In Direct Marketing Services, reduced mailing volumes for existing customers reflecting the slowdown in retail sales and the marketing campaigns of many retailers, as well as changes to a contract with a large marketing services reseller.

        We expect USCIS revenue for the full year 2008 to be lower than 2007.

USCIS Operating Margin

        Operating margin decreased for the third quarter of 2008 and first nine months of 2008, as compared to the same periods in 2007, mainly due to revenue declines in our USCIS businesses as described above. With a high portion of fixed costs, our operating expenses generally do not decline at the same rate as our revenue. The decline in revenue was partially offset by lower production and royalty costs due to a decrease in volume, as well as the impact of cost saving initiatives.

International

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
International	2008	2007	$	%	2008	2007	$	%
	(Dollars in millions)				(Dollars in millions)
Operating revenue:
Europe	$44.9	$47.6	$(2.7)	-6%	$139.1	$135.0	$4.1	3%
Latin America	59.3	47.1	12.2	26%	173.6	130.9	42.7	33%
Canada Consumer	28.3	28.2	0.1	0%	87.2	78.0	9.2	12%

Total operating revenue	$132.5	$122.9	$9.6	8%	$399.9	$343.9	$56.0	16%

% of consolidated revenue	27%	25%			27%	25%
Total operating income	$39.8	$38.4	$1.4	4%	$121.4	$104.3	$17.1	16%
Operating margin	30.0%	31.2%		-1.2%	30.3%	30.3%		0.0%

        For the third quarter of 2008 and first nine months of 2008, as compared to the same periods in 2007, revenue increased primarily due to growth in Latin America. Local currency fluctuation against the U.S. dollar favorably impacted our International revenue by $3.1 million, or 3%, for the third quarter of 2008, and $25.7 million, or 7%, for the first nine months of 2008, as compared to the same periods in 2007. In local currency, revenue was up 5% for the third quarter of 2008, and 9% for the first nine months of 2008, as compared to the same periods a year ago.

Europe

        The decline in revenue for the third quarter of 2008, as compared to the same period in 2007, was primarily due to unfavorable foreign currency impact of $1.8 million, or 4%, as well as decreased volume in the U.K. caused by softening in the U.K. economy. This was partially offset by higher volumes and new customers for our online services and registry products in Spain and Portugal. The increase in revenue for the first nine months of 2008, as compared to the same period a year ago, was mainly due to higher volumes and new customers in Spain and Portugal as discussed above, partially offset by the impact of the weakness in the U.K. economy. The impact of foreign currency on these financial results was minimal. In local currency, revenue declined 2% for the third quarter of 2008 and increased 2% for the first nine months of 2008, as compared to the same periods in 2007.

Latin America

        For the third quarter of 2008 and first nine months of 2008, as compared to the same period in 2007, increased revenue was driven by double-digit growth in all countries in which we operate. This broad-based revenue growth was primarily due to higher volumes related to our online solutions, enabling technologies and marketing products, as well as a new contract in Brazil to provide data to a large regional consumer services data provider. The increases were also impacted by acquisitions of a credit reporting business in Peru in the fourth quarter of 2007, as well as several small businesses in Ecuador, Chile, Argentina, Brazil and El Salvador during the second and third quarters of 2008. Local currency fluctuation against the U.S. dollar favorably impacted Latin America revenue by $4.7 million, or 10%, for the third quarter of 2008 and $18.3 million, or 14%, for the first nine months of 2008, as compared to the same periods in 2007. In local currency, revenue grew 16% and 19% for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007.

Canada Consumer

        For the third quarter of 2008, as compared to the same period in 2007, revenue was relatively flat primarily due to revenue growth driven by higher prices and volume related to our consumer risk products, offset by decreased activity related to marketing services due to certain customers' curtailment of marketing-oriented programs. For the first nine months of 2008, as compared to the same period a year ago, revenue increased mainly due to the higher prices and volume related to our consumer risk products discussed above. The impact of foreign currency was minimal for the third quarter of 2008, as compared to the third quarter of 2007. Local currency fluctuation against the U.S. dollar favorably impacted Canada Consumer revenue by $6.7 million, or 9%, and revenue in local currency grew 3% for the first nine months of 2008, as compared to the same period in 2007.

International Operating Margin

        Operating margin for the third quarter of 2008 declined, while it was relatively flat for the first nine months of 2008, as compared to the same periods in 2007. The lower operating margin for the third quarter of 2008, as compared to the same period in 2007, is primarily due to increased production costs resulting from higher volume and an increase in salary expenses in Latin America, some of which is related to the recent acquisitions, as well as higher technology expenses for Canada Consumer. These increases were partially offset by lower expenses due to cost saving initiatives. For operating income, the impact of foreign currency was minimal quarter-over-quarter; however, for the first nine months of 2008, as compared to the same period a year ago, foreign currency fluctuations favorably impacted operating income by $8.0 million, or 8%.

TALX

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
TALX	2008	2007	$	%	2008	2007	$	%
	(Dollars in millions)				(Dollars in millions)
Operating revenue:
The Work Number	$32.6	$29.1	$3.5	12%	$100.6	$44.6	$56.0	126%
Tax and Talent Management	40.8	41.3	(0.5)	-1%	129.1	61.0	68.1	111%

Total operating revenue	$73.4	$70.4	$3.0	4%	$229.7	$105.6	$124.1	117%

% of consolidated revenue	15%	14%			15%	8%
Total operating income	$11.8	$10.0	$1.8	18%	$38.1	$14.5	$23.6	162%
Operating margin	16.1%	14.2%		1.9%	16.6%	13.7%		2.9%

        The financial results of TALX's operations are included in our Consolidated Financial Statements beginning on May 15, 2007, resulting in a partial period for the first nine months of 2007. This is the primary reason for the significant increase in revenue for the first nine months of 2008, as compared to the same period in 2007. The Work Number revenue for the third quarter of 2008, as compared to the third quarter of 2007, increased mainly due to growth in the consumer collections and government services sectors, partially offset by a decline in mortgage-related revenue. For Tax and Talent Management Services, revenue declined for the same periods, primarily as a result of reduced government hiring activity at the Transportation Security Administration and other government agencies, which are clients of our Talent Management Assessment business, partially offset by steady growth in Tax Management Services, driven in part by increased unemployment compensation claims activity.

        TALX acquisition-related amortization expense was $13.7 million and $41.0 million for the three and nine months ended September 30, 2008, respectively, as compared to $13.7 million and $20.4 million for the three and nine months ended September 30, 2007, respectively. Total employment records in The Work Number database increased during the third quarter to 184.0 million at September 30, 2008.

North America Personal Solutions

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
North America Personal Solutions	2008	2007	$	%	2008	2007	$	%
	(Dollars in millions)				(Dollars in millions)
Total operating revenue	$40.9	$38.6	$2.3	6%	$125.5	$115.3	$10.2	9%
% of consolidated revenue	8%	8%			8%	9%
Total operating income	$12.2	$10.4	$1.8	17%	$33.7	$24.0	$9.7	40%
Operating margin	29.8%	26.9%		2.9%	26.8%	20.8%		6.0%

        For the third quarter of 2008 and first nine months of 2008, as compared to the same periods in 2007, revenue increased primarily due higher subscription revenue associated with our 3-in-1 Monitoring, ScoreWatch, CreditWatch and Credit Report Control products, partially offset by declines in breach and transaction revenue. Subscription customers totaled 1.3 million at September 30, 2008. The increase in operating margin during the periods is mainly due to continued subscription-based revenue growth and improved operating leverage, when compared to the same periods in 2007.

North America Commercial Solutions

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
North America Commercial Solutions	2008	2007	$	%	2008	2007	$	%
	(Dollars in millions)				(Dollars in millions)
Total operating revenue	$16.7	$16.7	$—	0%	$51.6	$46.4	$5.2	11%
% of consolidated revenue	4%	3%			4%	3%
Total operating income	$2.5	$3.2	$(0.7)	-24%	$7.9	$5.6	$2.3	42%
Operating margin	14.8%	19.5%		-4.7%	15.4%	12.1%		3.3%

        Revenue for the third quarter of 2008, as compared to the same period in 2007, was flat. The impact of foreign currency was minimal quarter-over-quarter. For the first nine months of 2008, as compared to the same period a year ago, revenue increased mainly due to higher sales volume for products in our U.S. Commercial business, as well as $1.6 million, or 9%, of favorable foreign currency impact. Online transaction volume for U.S. commercial credit information products decreased to 1.2 million during the third quarter of 2008, down 2%, from the third quarter of 2007, and increased to 3.8 million during the first nine months of 2008, up 6%, from the same period in 2007.

        The decrease in operating margin for the third quarter of 2008, as compared to the same period a year ago, was mainly due to increased operating expenses due to greater data acquisition activity and investment in technology to support long-term growth and operating efficiency. For the first nine months of 2008, as compared to the same period in 2007, operating margin increased primarily due to revenue growth in our U.S. Commercial business and improved operating leverage.

General Corporate Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
General Corporate Expense	2008	2007	$	%	2008	2007	$	%
	(Dollars in millions)				(Dollars in millions)
General corporate expense	$43.3	$29.8	$13.5	45%	$101.2	$82.2	$19.0	23%

        Our general corporate expenses are costs that are incurred at the corporate level and include those expenses impacted by corporate direction, such as shared services, administrative, legal, restructuring and equity compensation costs. General corporate expenses for the third quarter and first nine months of 2008, as compared to the same periods in 2007, increased primarily as a result of a $16.8 million restructuring and asset write-down charge during the third quarter of 2008, which consisted of a $10.3 million charge related to headcount reductions, a $4.1 million charge associated with certain contractual costs and a $2.4 million software write-down charge, all related to our business realignment. The increase for the first nine months of 2008, as compared to the same period a year ago, was also impacted by higher expenses for incentive compensation programs and increased staffing costs, primarily in the first six months of 2008.

LIQUIDITY AND FINANCIAL CONDITION

        Management assesses liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. We continue to generate substantial cash from operating activities and remain in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing our capital structure to meet short- and long-term objectives.

Sources and Uses of Cash

        The credit markets, including the commercial paper markets in the U.S., have recently experienced adverse conditions. The economic turmoil that has arisen in the credit markets may negatively impact our ability to issue commercial paper or public debt in the future. We had $20.0 million of commercial paper outstanding at September 30, 2008, down from $219.5 million at December 31, 2007. We expect to have adequate cash positions and available borrowing capacity under our committed credit facilities to absorb these maturities, if circumstances require, and we are, therefore, not currently dependent upon the commercial paper market to fund any short-term liquidity needs. In the event that we are temporarily unable to issue sufficient commercial paper to fund any short-term liquidity needs or public debt to fund any long-term liquidity needs, we expect to borrow under our Senior Credit Facility. Based on information available to us, we have no indication that the financial institutions included in our Senior Credit Facility would be unable to fulfill their commitments as of the filing date of this Form 10-Q. Additionally, our Senior Credit Facility does not include a provision under which lenders could refuse to allow us to borrow under this facility in the event of a material adverse change in our financial condition.

        Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe that funds generated from expected results of operations and available cash and cash equivalents will be sufficient to finance our anticipated working capital and other cash requirements (such as capital expenditures, interest payments, potential pension funding contributions, if any, dividend payments and stock repurchases, if any) for the foreseeable future, as well as strategic initiatives for the remainder of 2008 and 2009. However, our credit facilities and, potentially our commercial paper program, are available for additional working capital needs and investment opportunities, as necessary. See further discussion of our borrowings and credit facility availability below.

        The following table summarizes our cash flows for the nine months ended September 30, 2008 and 2007:

			Change
	Nine Months Ended September 30,
			2008 vs. 2007
Net cash provided by (used in):	2008	2007	$	%
	(Dollars in millions)
Operating activities	$324.8	$271.8	$53.0	19%
Investing activities	$(111.5)	$(380.1)	$268.6	nm
Financing activities	$(221.1)	$123.6	$(344.7)	nm

nm=not meaningful

        The increase in operating cash flow for the first nine months of 2008, as compared to the same period in 2007, was primarily driven by higher operating income, excluding depreciation and amortization expense, from TALX, due to its acquisition in May 2007, and three of our other four operating segments, as well as improved accounts receivable collections. This increase was partially offset by decreased operating income, excluding depreciation and amortization expense, in our USCIS operating segment and increased consolidated interest payments.

         Fund Transfer Limitations.    The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited, in some cases, by certain restrictions imposed by foreign governments; these restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.

Capital Expenditures

	Nine Months Ended September 30,		Change
			2008 vs. 2007
Net cash used in:	2008	2007
	(In millions)
Capital expenditures	$89.3	$85.3	$4.0

        Our capital expenditures are used for developing, enhancing and deploying new and existing software in support of our expanding product set, replacing or adding equipment, updating systems for regulatory compliance, the licensing of software applications and investing in system reliability, security and disaster recovery enhancements. Capital expenditures for the first nine months of 2008 and 2007 have been higher than previous years due to the purchase of our data center facility in Atlanta, Georgia in July 2007 for cash consideration of approximately $30 million, as well as the assumption of the prior owner's mortgage obligation due in 2012, and improvements made to this facility in 2008 totaling $28.4 million during the nine months ended September 30, 2008.

Acquisitions and Investments

	Nine Months Ended September 30,		Change
			2008 vs. 2007
Net cash used in:	2008	2007
	(In millions)
Investment in equity affiliate	$4.4	$—	$4.4
Acquisitions, net of cash acquired	$17.8	$294.8	$(277.0)

        To further enhance our market share, during the nine months ended September 30, 2008, we acquired and made investments in several small businesses in Latin America included in our

International segment totaling $11.8 million, net of cash acquired, of which $6.8 million occurred during the third quarter of 2008, as well as certain assets and specified liabilities of FIS Credit Services, Inc., a related party mortgage credit reporting reseller, for cash consideration of $6.0 million., which is included in our U.S. Consumer Information Solutions segment.

        On June 30, 2008, as a part of our long-term growth strategy of entering new geographies, we acquired a 28 percent equity interest in Global Payments Credit Services LLC, or GPCS, a credit information company in Russia, for cash consideration of $4.4 million, which is now doing business as Equifax Credit Services, LLC in Russia. Under our shareholders' agreement, we have the option to acquire up to an additional 22 percent interest in GPCS between 2011 and 2013 for cash consideration based on a formula for determining equity value of the business and the assumption of certain debt, subject to satisfaction of certain conditions.

        For additional information about our acquisitions, see Note 2 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Borrowings and Credit Facility Availability

	Nine Months Ended September 30,		Change
			2008 vs. 2007
Net cash provided by (used in):	2008	2007
	(In millions)
Net short-term (repayments) borrowings	$(165.9)	$88.1	$(254.0)
Net borrowings under long-term revolving credit facilities	$90.0	$78.4	$11.6
Proceeds from issuance of long-term debt	$2.2	$543.9	$(541.7)
Payments on long-term debt	$(3.3)	$—	$(3.3)

        We have an $850.0 million five-year unsecured revolving credit facility, as amended (which we refer to as the Senior Credit Facility), with a group of banks. The Senior Credit Facility, which terminates in July 2011, permits borrowings up to $850.0 million.

        Our $850.0 million commercial paper program has been established to allow for borrowing through the private placement of commercial paper notes. Maturities of commercial paper can range from overnight to 397 days. The commercial paper program is supported by our Senior Credit Facility and, pursuant to our existing Board of Directors authorization, the total amount of commercial paper which may be issued is reduced by the amount of any outstanding borrowings under our Senior Credit Facility.

        In June 2008, we entered into a new 364-day revolving credit agreement with a Canadian financial institution that replaced a previous credit facility with the bank; the permitted borrowings were increased from C$10.0 million (denominated in Canadian dollars) to C$40.0 million and financial and other covenants were updated and conformed to those contained in our Senior Credit Facility. The new Canadian Credit Facility terminates in June 2009.

        Net short-term (repayments) borrowings during the nine months ended September 30, 2008 and 2007 primarily represent activity under our commercial paper program, as well as activity under our Canadian short-term revolving credit agreement. Net borrowings under long-term revolving credit facilities during the nine months ended September 30, 2008 and 2007 relate to activity on our Senior Credit Facility. The increase in net short-term (repayments) borrowings during the first nine months of 2008, as compared to the same period in 2007, primarily reflects the repayment of $199.5 million of the balance outstanding on our commercial paper notes at December 31, 2007, offset by the increase of $30.5 million in borrowings under our Canadian Credit Facility. The increase in net borrowings under long-term revolving credit facilities represents our refinancing of $90.0 million of commercial paper notes outstanding at December 31, 2007 through borrowings under our Senior Credit Facility to lower the average cost of our debt and due to the adverse conditions in the commercial paper market discussed above.

        At September 30, 2008, $20.0 million in commercial paper notes was outstanding, at a weighted-average interest rate of 2.8% per annum, all with maturities less than 90 days; $465.0 million was outstanding under the Senior Credit Facility, which is included in long-term debt on our Consolidated Balance Sheet; and $30.5 million was outstanding under our short-term Canadian Credit Facility. At September 30, 2008, a total of $372.7 million was available under our committed credit facilities.

        At September 30, 2008, approximately 60% of our debt was fixed-rate debt and 40% was variable-rate debt. Our variable-rate debt, consisting of commercial paper notes and borrowings under our credit facilities, generally bears interest based on a specified margin plus a base rate, LIBOR or commercial paper rate. The interest rates reset periodically, depending on the terms of the respective financing arrangements. At September 30, 2008, interest rates on our variable-rate debt ranged from 2.8% to 3.3%. Due to significant changes in capital market conditions since September 30, 2008, certain of our borrowings under our Senior Credit Facility, which are structured as short-term loans, as of October 24, 2008, matured and were renewed at interest rates ranging from 4.4% to 4.7%. These variable interest rates are subject to LIBOR (generally the thirty day rate), plus a spread, and may continue to fluctuate based on changes in the capital market conditions.

         Debt Covenants.    A downgrade in our credit rating (as described below under the heading "Credit Ratings") would increase the cost of borrowings under our commercial paper program and credit facilities, and could limit, or in the case of a significant downgrade, preclude our ability to issue commercial paper. Our outstanding indentures and comparable instruments also contain customary covenants including for example limits on the incurrence of secured debt and sale/leaseback transactions. In addition, our Senior Credit Facility and Canadian Credit Facility each require us to maintain a maximum leverage ratio of not more than 3.5 to 1.0. None of these covenants are considered restrictive to our operations and, as of September 30, 2008, we were in compliance with all of our debt covenants.

        We do not have any credit rating triggers that would accelerate the maturity of a material amount of our outstanding debt; however, our 6.3% Senior Notes due 2017 and 7.0% Senior Notes due 2037 (together, the "Senior Notes") contain change in control provisions. If we experience a change of control or publicly announce our intention to effect a change of control and the rating on the Senior Notes is lowered by each of Standard & Poor's, or S&P, and Moody's Investors Service, or Moody's, below an investment grade rating within 60 days of such change of control or notice thereof, then we will be required to offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest.

        For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 4 of the Notes to Consolidated Financial Statements in our 2007 Form 10-K.

         Credit Ratings.    Credit ratings reflect an independent agency's judgment on the likelihood that a borrower will repay a debt obligation at maturity. The ratings reflect many considerations, such as the nature of the borrower's industry and its competitive position, the size of the company, its liquidity and access to capital and the sensitivity of a company's cash flows to changes in the economy. The two largest rating agencies, S&P and Moody's, use alphanumeric codes to designate their ratings. The highest quality rating for long-term credit obligations is AAA and Aaa for S&P and Moody's, respectively. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency.

        Long-term ratings of BBB- and Baa3 or better by S&P and Moody's, respectively, reflect ratings on debt obligations that fall within a band of credit quality considered to be "investment grade". Currently, the long-term ratings for our obligations are BBB+ and Baa1, have a stable outlook and are consistent with the ratings and outlooks which existed at December 31, 2007.

        If our credit ratings were to decline to lower levels, we could experience increases in our interest cost for new debt. In addition, the market's demand, and thus our ability to readily issue new debt, could become further influenced by the economic and credit market environment.

Equity Transactions

			Change
	Nine Months Ended September 30,
			2008 vs. 2007
Net cash provided by (used in):	2008	2007
	(In millions)
Treasury stock repurchases	$(143.9)	$(605.7)	$461.8
Dividends paid	$(15.4)	$(15.4)	$—
Proceeds from exercise of stock options	$14.1	$27.1	$(13.0)
Excess tax benefits from stock-based compensation plans	$1.9	$12.5	$(10.6)

        In February 2008, our Board of Directors authorized the repurchase of up to an additional $250.0 million of our common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for our repurchase program. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with our equity compensation plans and for other corporate purposes. At September 30, 2008, the Company had approximately $170.0 million remaining for stock repurchases under the existing Board authorization. We expect to fund any further repurchases using our available cash balances, borrowings under credit facilities or, potentially, proceeds from the issuance of commercial paper, as discussed further above.

        Sources and uses of cash related to equity during the nine months ended September 30, 2008 and 2007 were as follows:

  •
  Under share repurchase programs authorized by our Board of Directors, we purchased 4.0 million common shares on the open market during the nine months ended September 30, 2008 for $143.9 million at an average price per common share of $35.76. We purchased a total of 15.3 million shares of our common stock on the open market during the nine months ended September 30, 2007 for $620.9 million, $15.5 million of which was accrued for at September 30, 2007, at an average price per common share of $40.51.

    At October 24, 2008, we had acquired an additional 0.3 million shares for $7.1 million since September 30, 2008.

  •
  Our dividends per share were $0.12 per share for both periods presented. We paid cash dividends of $15.4 million for the two periods presented.

  •
  We received cash of $14.1 million and $27.1 million in the first nine months of 2008 and 2007, respectively, from the exercise of stock options.

Retirement Plans

        On September 15, 2008, we announced a redesign of our retirement plans for our U.S. active employees effective January 1, 2009. The changes to our retirement plans will freeze the Equifax Inc. Pension Plan, or EIPP, a qualified defined benefit pension plan, for employees who do not meet certain grandfathering criteria related to retirement-eligible employees. Under the plan amendments, the EIPP will be closed to new participants and the service credit for non-grandfathered participants will freeze, but these participants will continue to receive credit for salary increases and vesting of service. Additionally, the non-grandfathered employees and certain other employees not eligible to participate in the EIPP will be able to participate in an enhanced 401(k) savings plan. Grandfathered employees will remain in the current EIPP and 401(k) savings plan. The aforementioned plan changes do not impact our other pension plans, current retirees, former employees with vested benefits or employees who are eligible to retire prior to January 1, 2009. Employees of our TALX subsidiary, who were not previously eligible to participate in the EIPP, will be eligible to participate in the enhanced 401(k) plan.

        We will continue to recognize pension expense and meet cash funding obligations related to the EIPP over the remaining life of the liability for benefits earned by both grandfathered and non-grandfathered employees as discussed above. We do not expect to recognize significant cost savings in the near future as a result of the changes to the EIPP combined with the cost of the enhanced 401(k) plan.

        Our defined pension plans for active and retired employees met or exceeded minimum funding requirements at December 31, 2007. During 2008, no funding contributions were required to be made to these plans. In 2009, we may be required to make a funding contribution depending on certain factors, including market performance. We believe a funding contribution, if any, would not prevent us from continuing to meet our liquidity needs, which are primarily funded from cash flows generated by operating activities, available cash and cash equivalents, and our credit facilities. For additional information about our existing pension and other retirement plans, see Note 9 of the Notes to the Consolidated Financial Statements in our 2007 Form 10-K.

Contractual Obligations, Commercial Commitments and Other Contingencies

        Our contractual obligations, commercial commitments and other contingencies have not materially changed from those reported in our 2007 Form 10-K. For additional information about certain obligations and contingencies, including those related to Computer Sciences Corporation, see Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Off-Balance Sheet Arrangements

        There have been no material changes with respect to our off-balance sheet arrangements from those presented in our 2007 Form 10-K.

Related Party Transactions

        We engage in various transactions and arrangements with related parties. We believe the terms of the transactions and arrangements do not differ from those that would have been negotiated with an independent party. For additional information about our related parties and associated transactions, see Note 2 of the Notes to the Consolidated Financial Statements in this Form 10-Q and Note 11 of the Notes to Consolidated Financial Statements in our 2007 Form 10-K.

Seasonality

        We experience seasonality in certain of our revenue streams. Revenue generated from The Work Number business unit within the TALX operating segment is generally higher in the first quarter due primarily to the provision of Form W-2 preparation services which occur in the first quarter each year. Revenue from our OCIS and Mortgage Reporting Solutions business units tends to increase in periods of the year in which our customers have higher volumes of credit granting decisions, most commonly during the second and third quarters.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For information regarding our exposure to certain market risks, see "Quantitative and Qualitative Disclosures about Market Risk," in Part II, Item 7A of our 2007 Form 10-K. There were no material changes to our market risk exposure during the nine months ended September 30, 2008.

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

         NCRA/Standfacts Litigation.    As previously reported, in 2004 the National Credit Reporting Association, Inc., or NCRA, a trade association of mortgage credit information resellers, and, separately, 23 of NCRA's members, commenced suits against Equifax, Experian and TransUnion alleging various violations of antitrust and unfair practices laws. After a variety of rulings on procedural and substantive issues, including grants on two occasions of all or part of defendants' motions to dismiss, the remaining claims of all plaintiffs were consolidated under a Third Amended Complaint filed in June 2005 in an action captioned Standfacts Credit Services, et al. v. Experian Information Solutions, Inc., Equifax Inc., and TransUnion, LLC, in the U.S District Court for the Central District of California. The amended complaint sought injunctive relief and unspecified amounts of damages. The District Court subsequently granted defendants' motions to dismiss all claims except for one remaining Sherman Act, Section 1 conspiracy claim, and 19 of the 23 original plaintiffs were dismissed from the case by agreement. On January 18, 2007, the District Court entered a final order pursuant to stipulation of the parties dismissing all remaining claims of plaintiffs, with prejudice, and preserving only the right of certain plaintiffs to appeal the previous dismissal by the District Court of certain monopolization claims to the U.S. Court of Appeals for the Ninth Circuit. Plaintiffs filed their notice of appeal in February 2007 and, on September 22, 2008, the Ninth Circuit affirmed the District Court's dismissal of plaintiffs' sole remaining claim.

         California Bankruptcy Litigation.    As previously reported, in a series of actions filed in the U.S. District Court for the Central District of California between October 14, 2005 and November 2, 2005 which have now been consolidated, captioned Terri N. White, et al. v. Equifax Information Services LLC, Jose Hernandez v. Equifax Information Services LLC, Kathryn L. Pike v. Equifax Information Services LLC, and Jose L. Acosta, Jr., et al. v. Trans Union LLC, et al., plaintiffs asserted that Equifax violated federal and state law (the FCRA, the California Credit Reporting Act and the California Unfair Competition Law) by failing to follow reasonable procedures to determine whether credit accounts are discharged in bankruptcy, including the method for updating the status of an account following a bankruptcy discharge. The Pike plaintiff asserts only that Equifax's conduct violated the California Credit Reporting Act. On May 15, 2007, plaintiffs filed motions seeking to certify a nationwide class of similarly situated consumers. Plaintiffs seek unspecified damages and injunctive relief. On April 3, 2008, plaintiffs and defendants filed jointly a Proposed Order approving a Settlement Agreement and Release providing for certain changes in the procedures used by defendants to record discharges in bankruptcy on consumer credit files. The settlement, which was approved by the District Court on August 20, 2008, resolved claims for injunctive relief but did not affect plaintiffs' claims for damages. Discovery is ongoing.

         Harris Litigation.    In an action filed June 15, 2006 in the U.S. District Court for the District of South Carolina, captioned William A. Harris, Sr., et al. v. Equifax Information Services LLC, et al., plaintiffs asserted that Equifax, Experian and TransUnion violated the Fair Credit Reporting Act by reporting tradeline information from Capital One that did not contain credit limit information. On May 30, 2008, the District Court denied plaintiffs' motion for certification of a nationwide class action but certified a class consisting of certain consumers residing in five southeastern states. On September 3, 2008, the District Court denied defendants' petition for permission to appeal the class certification. The regional class seeks nominal and statutory damages and attorneys' fees. Discovery is ongoing.

         Gillespie Litigation.    In an action filed January 10, 2005 in the U.S. District Court for the Northern District of Illinois, captioned Heather Gillespie, et al. v. Equifax Information Services LLC, plaintiffs asserted on behalf of themselves and all similarly situated individuals that Equifax violated the Fair Credit Reporting Act by failing to clearly and accurately disclose the date of first delinquency in consumer credit file disclosures. On March 9, 2006, the District Court granted Equifax's motion for summary judgment on all claims, and denied plaintiffs' motion for class certification as moot. Plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit, which in May 2007, reversed the grant of summary judgment in favor of Equifax and remanded the case to the District Court for further proceedings. Plaintiffs filed a supplemental brief for class certification on July 16, 2007, and Equifax filed a motion for summary judgment. On September 17, 2008, the District Court denied Equifax's motion for summary judgment and, on October 15, 2008, granted plaintiffs' motion for certification of a class action consisting of certain consumers who resided in New Jersey or North Carolina during the class period. The class seeks statutory and punitive damages and attorneys' fees. Discovery is ongoing.

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

ITEM 1A.    RISK FACTORS

        There are no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our 2007 Form 10-K, except as noted below. In addition to the other information set forth in this report, you should carefully consider these risk factors which could materially affect our business, financial condition or future results. The risks described in this report, in our 2007 Form 10-K and our subsequent filings with the Securities and Exchange Commission are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

         Financial Markets.    Since mid-2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. These forces reached unprecedented levels in September and October 2008, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. The recent market developments and the potential for increased and continuing disruptions present considerable risks to our businesses and operations. These risks include potential bankruptcies or credit deterioration of financial institutions, with some of which we or our clients have substantial relationships. Further deterioration or a continuation of recent market conditions is likely to lead to a continued decline in the volume of transactions that we execute for our customers.

        In response to recent market disruptions, legislators and financial regulators implemented a number of mechanisms designed to add stability to the financial markets, including the provision of direct and indirect assistance to distressed financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker-dealers, implementation of programs by the

Federal Reserve to provide liquidity to the commercial paper markets. The overall effects of these and other legislative and regulatory efforts on the financial markets are uncertain, and they may not have the intended stabilization effects. Should these or other legislative or regulatory initiatives fail to stabilize and add liquidity to the financial markets, our business, financial condition, results of operations and prospects could be materially and adversely affected.

        Even if legislative or regulatory initiatives or other efforts successfully stabilize and add liquidity to the financial markets, we may need to modify our strategies, businesses or operations, and we may incur additional costs in order to compete in a changed business environment. In addition, further consolidation within the financial services industry of customers could potentially result in downward revenue pressure across our businesses. It is uncertain what effects recently enacted or future legislation or regulatory initiatives will have on us. Given the volatile nature of the current market disruption and the uncertainties underlying efforts to mitigate or reverse the disruption, we may not timely anticipate or manage existing, new or additional risks, as well as contingencies or developments, which may include regulatory developments and trends in new products and services. Our failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.

         Forward Looking Statements.    This report contains certain information that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, the words "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "seek," "plan," "project," "continue," "predict" or similar expressions identify forward-looking statements which generally are not historical in nature. All statements that address operating performance, future products, strategies, events or developments that we expect or anticipate will occur in the future, including the following statements in this report, are forward-looking statements:

  •
  Regarding Note 4 of the Notes to Consolidated Financial Statements, and our future liquidity needs discussed under "Liquidity and Financial Condition," our ability to generate cash from operating activities and any declines in our credit ratings or financial condition which could restrict our access to the capital markets or materially increase our financing costs, as well as the impact of the current market conditions on our ability to borrow under our commercial paper program;

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

  •
  With respect to the business environment and company strategy discussed under "Business Overview" in the MD&A, our views on the uncertain markets and customers' future plans and activities;

  •
  With respect to the foreign currency impact on our operating revenue discussed under "Results of Operations—Three and Nine Months Ended September 30, 2008 and 2007" in the MD&A, our views on the valuation of the U.S. dollar;

  •
  With respect to our USCIS revenue discussed under "Results of Operations—Three and Nine Months Ended September 30, 2008 and 2007" in the MD&A, our views on the health of the U.S. and global economies during 2008; and

  •
  With respect to our retirement plans discussed under "Liquidity and Financial Condition" in MD&A, our views on future costs savings related to the EIPP amendments and potential future funding contributions.

        As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described elsewhere in this report and in our 2007 Form 10-K, and those described from time to time in our other reports filed with the SEC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table contains information with respect to purchases made by or on behalf of Equifax or any "affiliated purchaser" (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our third quarter ended September 30, 2008:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(3)
June 30, 2008				$232,868,957
July 1 - July 31, 2008	967,876	$34.51	966,800	$199,503,694
August 1 - August 31, 2008	750,365	$35.68	748,300	$172,804,083
September 1 - September 30, 2008	115,358	$35.27	79,300	$170,007,030

Total	1,833,599	$35.03	1,794,400	$170,007,030

(1)
The total number of shares purchased includes: (a) shares purchased pursuant to our publicly-announced share repurchase program, or Program; and (b) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 1,076 shares for the month of July 2008, 2,065 shares for the month of August 2008, and 36,058 shares for the month of September 2008.

(2)
Average price paid per share for shares purchased as part of our Program (includes brokerage commissions).

(3)
On February 8, 2008, our Board of Directors increased the amounts authorized under the Program by an additional $250.0 million, and we publicly announced this increase on February 11, 2008. At September 30, 2008, the amount authorized for future share repurchases under the Program was $170.0 million.

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

EQUIFAX INC. (Registrant)
Date: October 28, 2008	By:	/s/ RICHARD F. SMITH Richard F. Smith Chairman and Chief Executive Officer (Principal Executive Officer)
Date: October 28, 2008		/s/ LEE ADREAN Lee Adrean Corporate Vice President and Chief Financial Officer (Principal Financial Officer)
Date: October 28, 2008		/s/ NUALA M. KING Nuala M. King Senior Vice President and Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

        The following documents are being filed with this Report.

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.