Form 10-K
period 2008-12-31
EQUIFAX INC
filed 2009-02-26
CIK 33185

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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

Indicate by check mark if Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act ("Act").    ☒ YES    ☐ NO

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
            ☐ YES    ☒ NO

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                ☒ YES    ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ YES    ☒ NO

As of June 30, 2008, the aggregate market value of Registrant's common stock held by non-affiliates of Registrant was approximately $4,322,249,330 based on the closing sale price as reported on the New York Stock Exchange. At January 31, 2009, there were 126,478,384 shares of Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement for its 2009 annual meeting of shareholders are incorporated by reference in Part III of this 10-K.

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described below in Item 1A. Risk Factors, and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission, or SEC. As a result of such risks and uncertainties, we urge you not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

ITEM 1.  BUSINESS

INTRODUCTION

Equifax Inc. is a leading global provider of information solutions for businesses and consumers. We have a large and diversified group of clients and customers, including financial institutions, corporations, governments and individuals. Our products and services are based on comprehensive databases of consumer and business information derived from numerous types of credit, financial, public record, demographic and marketing data. We use proprietary analytical tools to analyze this data to create customized insights, decision-making solutions and processing services for businesses. We help consumers understand, manage and protect their personal information and to make more informed financial decisions. Additionally, we are a leading provider of payroll-related and human resources business process outsourcing services in the United States of America, or U.S.

We currently operate in three global regions: North America (U.S. and Canada), Europe (the United Kingdom, or U.K., Spain and Portugal) and Latin America (Argentina, Brazil, Chile, Ecuador, El Salvador, Honduras, Peru and Uruguay). We also maintain support operations in Costa Rica and the Republic of Ireland. During 2008, we expanded into Russia by acquiring an equity interest in a consumer credit information company. Of the countries in which we operate, 73% of our revenue was generated in the U.S. during 2008.

Equifax was originally incorporated under the laws of the State of Georgia in 1913, and its predecessor company dates back to 1899. As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

AVAILABLE INFORMATION

On our Internet web site, www.equifax.com, we post the following filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. These reports are required by the Securities Exchange Act of 1934 and include annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; proxy statements on Schedule 14A; and any amendments to these reports or statements. The SEC also maintains a website, www.sec.gov, that contains reports, proxy and information statements regarding issuers that file electronically with the SEC. The content on any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

BUSINESS SEGMENTS

We are organized and report our business results in five operating segments, as follows:

•
U.S. Consumer Information Solutions (USCIS) — provides consumer information solutions to businesses in the U.S. including online credit data and credit decision technology solutions (OCIS), mortgage reporting and settlement solutions, consumer credit-based marketing services (CMS) and direct marketing services (DMS) based on demographic and other consumer information.

•
International — includes our Canada Consumer, Europe and Latin America business units. Products and services offered are similar to those available in the USCIS, North America Commercial Solutions and North America Personal Solutions operating segments but vary by geographic region.

•
TALX — provides services enabling clients to outsource and automate the performance of certain payroll and human resources business processes, including employment and income verification, tax management and talent management services.

•
North America Personal Solutions — provides products to consumers enabling them to monitor and protect their credit, credit score and identity information and make more informed financial decisions.

•
North America Commercial Solutions — provides credit, financial, marketing and other information regarding businesses in the U.S. and Canada.

Our revenue base and business mix are diversified among our five segments. As depicted in the chart below regarding our business mix, our core U.S. consumer credit reporting operating segment, USCIS, represented 46% of consolidated revenue in 2008 compared to 53% in 2007. Revenue from our newest operating segment, TALX Corporation, or TALX, was included from the date of its acquisition on May 15, 2007.

PRODUCTS AND SERVICES

Our product and service offerings are highly diversified and include consumer and business credit information, information database management, marketing information, decisioning and analytical tools, and identity verification services that enable businesses to increase the speed and quality of their decision making regarding credit offers and other services, mitigate fraud, manage portfolio risk and customer relationships and develop marketing strategies. We also offer a portfolio of products marketed to individual consumers that enable them to better understand, manage and protect their financial affairs, and we provide employment and income verification and human resources business process outsourcing services.

The following chart depicts the types of products and services offered by each of the business units within our segments.

Summary of Key Products and Services by Business Unit

	USCIS						International			TALX
	OCIS	CMS	DMS	Mortgage Services	North America Personal Solutions	North America Commercial Solutions	Canada Consumer	Europe	Latin America	The Work Number®	Tax & Talent Management Services

Online consumer credit reports	X			X	X		X	X	X

Consumer scores and analytical services	X	X	X	X	X		X	X	X

Enabling technology services (i.e., credit decisioning platforms)	X			X		X	X	X	X

Consumer identity authentication	X						X	X	X

Consumer marketing services and database management		X	X	X			X	X	X

Business credit reports, scores and analytical services						X		X	X

Business marketing services and database management						X		X	X

Business demographic information			X			X		X

Direct to consumer credit monitoring					X			X

Mortgage settlement services				X

Employment and income verification										X

Tax management services											X

Talent management services											X

Each of our operating segments is described more fully below.

USCIS

USCIS provides consumer information solutions to businesses in the U.S. through four product lines, as follows:

Online Consumer Information Solutions (OCIS). OCIS products are derived from large databases of credit information that we maintain about individual consumers, including credit history, current credit status and consumer address information. Our customers utilize the credit report information we provide to make decisions for a wide range of credit and business purposes, such as whether, and on what terms, to approve auto loans or credit card applications, whether to allow a consumer to open a new utility or telephone account and similar business uses. We offer other analytical and predictive services based on the information in the consumer credit information databases to help further mitigate the risk of granting credit by verifying the identity of a consumer seeking credit, predicting the risk of consumer bankruptcy, or indicating the credit applicant's risk potential for account delinquency, for example. These risk management services, as well as fraud detection and prevention services, enable our customers to monitor default rates and proactively manage their existing credit card or other consumer loan accounts.

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

Mortgage Solutions. Our Mortgage Solutions products, offered in the U.S., consist of specialized credit reports that combine the reports of the three major consumer credit reporting agencies (Equifax, Experian and TransUnion) into a single credit report provided in an online format, commonly referred to as a tri-merge report. Mortgage lenders use these tri-merge reports in making their mortgage underwriting decisions. We also offer certain mortgage settlement services, such as appraisal, title and closing services, with our traditional mortgage service offerings, with certain of these services provided by third parties.

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

Direct Marketing Services (DMS). Our DMS products enable customers to target specifically defined market segments and individuals based on individual consumer demographic characteristics; design more effective and economically-efficient marketing campaigns; facilitate improved direct mail response; and increase customer loyalty. We offer this information in the form of a list of consumers having specific attributes for ease of use by our customers. These lists categorize consumers based on meeting certain characteristics, interests or demographic attributes (e.g., those having recently acquired a new home). Much of the information used in these products is purchased or licensed from third parties under contracts which generally have one to three year terms. We compile the remainder of the data that we use from public record sources and information that is gathered from consumers directly through voluntary data submissions to us, an example of which is product registration cards. Since the purchased or licensed data is obtained from public sources or other lists containing data that is generally available from multiple sources, in the event that a termination of one or more of these contracts occurs, we believe we could readily acquire the data from other sources. The information in our DMS products is generally less regulated and restricted than the credit information that we maintain; see the "Information Security and Government Regulation" section below. We also offer database management services which facilitate our customers' use of demographic and credit data for marketing purposes.

International

The International operating segment includes our Canada Consumer, Europe and Latin America business units. These business units offer products that are similar to those available in the USCIS operating segment, although data sources tend to rely more heavily on government agencies than in the U.S. These products generate revenue in Argentina, Brazil, Canada, Chile, Ecuador, El Salvador, Honduras, Peru, Portugal, Spain, the U.K. and Uruguay, with support operations located in the Republic of Ireland and Costa Rica.

Canada Consumer. Similar to our OCIS, Mortgage Solutions and CMS business units, Canada Consumer offers products derived from the credit information that we maintain about individual consumers. We offer many products in Canada, including credit reporting and scoring, consumer marketing, risk management, fraud detection and modeling services, together with certain of our decisioning products that facilitate pre-approved offers of credit and automate a variety of credit decisions.

Europe. Our European operation provides information solutions, marketing and personal solutions products. Information solutions and personal solutions products are generated from credit records that we maintain and include credit reporting and scoring, risk management, fraud detection and modeling services. Both of these products are sold in the U.K. and our information solutions products are sold in Portugal and Spain. Our commercial products, such as business credit reporting and commercial risk management services, are only available in the U.K. Marketing products, which are similar to those offered in our CMS and DMS business units, are primarily available in the U.K., though we offer some products in Spain as well. We maintain support operations in the Republic of Ireland.

Latin America. Our Latin American operation provides consumer and commercial information solutions products and marketing products. We offer a full range of consumer products, generated from credit records that we maintain, including credit reporting and scoring, risk management, identity verification and fraud detection services. Our consumer products are the primary source of revenue in each of the countries in which we operate, with the exception of Brazil where we are a market leader in commercial products. We offer our commercial products, which include credit reporting, decisioning tools and risk management services, in varying degrees to the countries we serve. We also provide a variety of consumer and commercial marketing products generated from our credit information databases, including business profile analysis, business prospect lists and database management, in varying degrees to the countries we serve. The other countries in which we operate include Argentina, Chile, Ecuador, El Salvador, Honduras, Peru and Uruguay.

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

TWN Services enable employers to direct third-party verifiers to our website or to a toll-free telephone number to verify the employee's employment status and income data. We also offer an offline research verification service, which expands employment verification services to locate data which is not included in our existing TWN database. In 2008, we increased our services to provide income verifications through the Internal Revenue Service, using the IRS Direct® product.

We rely on payroll data from over 1,900 organizations, including over half of the Fortune 500, to regularly update the TWN database. This data is updated as employers transmit data electronically directly to us each payroll period. Employers contract to provide this data to us for specified periods under the terms of contracts which range from one to five years. We use this data to provide employment and income verifications to third-party verifiers; the fees we charge for these services are generally per transaction. After the expiration of the applicable contract, absent renewal by mutual agreement of the parties, we generally do not have any further right to use the employment data we obtained pursuant to the contract. We have not experienced significant turnover in the employer contributors to the TWN database because we generally do not charge them to add their employment data to the database and the verification service we offer relieves them of the administrative burden and expense of responding to third party employment verification requests. The database contained 188.9 million employment records at December 31, 2008.

Tax and Talent Management Services. These services are aimed at reducing the cost to the human resources function of businesses by assisting with employment tax matters and planning and improving the cost-effectiveness of talent recruitment and management. We offer a broad suite of services designed to reduce the cost of unemployment claims through effective claims representation and management and efficient processing and to better manage the tax rate that employers are assessed for unemployment taxes. We also offer our customers comprehensive services designed to research the opportunity for obtaining employer-based tax credits (e.g., the federal work opportunity and welfare to work tax credits as well as employment-based state tax credits), process the necessary filings and assist the customer in obtaining the tax credit. In talent management, we also offer secure, electronic-based psychometric testing and assessments, as well as onboarding services using online forms to complete the new hire process for employees of corporate and government agencies.

North America Personal Solutions

Our Personal Solutions products give consumers information to make financial decisions and monitor and protect credit, credit score and identity information through our Credit Watch, Score Watch and ID Patrol monitoring products. Consumers can obtain a copy of credit file information about them and their credit score. We offer monitoring products for consumers who are concerned about identity theft and data breaches, including the Credit Report Control service that allows consumers subscribing to our credit monitoring products to restrict access to their credit report to mitigate unauthorized use of Equifax credit file information by third parties. Our products are available to consumers directly and through relationships with business partners who distribute our products or provide these services to their employees or customers.

North America Commercial Solutions

Our Commercial Solutions products are derived from databases of credit, financial and marketing information regarding businesses in the U.S. and Canada. The business records included in the U.S. credit database have been developed primarily as a part of the Small Business Financial Exchange, Inc., or SBFE. SBFE members, which include a number of commercial lending financial institutions, contribute their data to the member-owned SBFE database which we exclusively manage. Our contract with the SBFE to manage this database is scheduled to expire in 2012, unless renewed by mutual agreement of the parties. The information comprising the database is generally not owned by us, and the participating organizations could discontinue contributing information to the database or our management contract may not be renewed; however, we believe that such an event is unlikely because contributors to the database use the aggregated information in the database to conduct their business and we have a good working relationship with the SBFE members as one of the original founders of this database.

Other databases we have compiled include loan; credit card; public records and leasing history data; trade accounts receivable performance; and Secretary of State and SEC registration information. We also offer scoring and analytical services that provide additional information to help mitigate the credit risk assumed by our customers. We also have a marketing database which hosts approximately 44 million commercial demographic data records from around the world helping companies to identify corporate family structures for enterprise visibility of customers and suppliers.

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

•
Deploy enabling technology systems and analytics globally.  We continue to invest in new technology to enhance the cost-effectiveness, security and functionality of the services we offer and differentiate our products from those offered by our competitors. In addition to custom products for large customers, we seek to develop off-the-shelf enabling technology platforms that are more cost-effective for medium- and smaller-sized customers. We also develop predictive scores and analytics to help customers acquire and manage accounts. We develop industry scores for risk, bankruptcy and specific loan products as well as custom models.

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

•
Pursue new vertical markets and expand into emerging markets.  We see numerous opportunities to expand in related or emerging markets both in the U.S. and internationally. As an example, we acquired TALX in 2007, which has employment data that expands on the types of services we can offer our customers. Internationally, we expanded into Russia in 2008. We intend to continue to add to our business growth through expansion into new developing and emerging markets such as India and China.

COMPETITION

The market for our products and services is highly competitive and is subject to constant change. Our competitors vary widely in size and the nature of the products and services they offer. Sources of competition are numerous and include the following:

•
Competition for our consumer information solutions and personal solutions products varies by both application and industry, but generally includes two global consumer credit reporting companies, Experian Group Limited, or Experian, and TransUnion LLC, or TransUnion, both of which offer a range of consumer credit reporting products that are similar to products we offer, as well as a large number of smaller competitors who offer competing products in specialized areas such as fraud prevention, data vendors, providers of automated data processing services, and software companies offering credit modeling rules or analytical development tools. We believe that our products offer our customers an advantage over those of our competitors because of the quality of our data files, which we believe to be superior in terms of depth and accuracy and the differentiated information solutions services and decisioning technology that provides customers greater value. Our competitive strategy is to emphasize customer solutions and quality while remaining competitive on price. Our marketing services products also compete with the foregoing companies and others who offer demographic information products, including Acxiom Corporation, Harte-Hanks, Inc. and infoUSA, Inc. We also compete with Fair Isaac Corporation with respect to our analytical tools.

•
Competition for our commercial solutions products primarily includes Experian and The Dun & Bradstreet Corporation and providers of these services in the international markets we serve. We believe our U.S. small business loan information from financial institutions creates a unique database and product for the small business segment of that market.

•
Competition for our employment and income verification services includes large employers who serve their own needs through in-house systems to manage verification as well as outsourcers who manage verification services through a call center. Competition for complementary TWN Services includes payroll processors such as Automatic Data Processing, Inc., or ADP, Paychex, Inc. and Ceridian Corporation. Competitors of our Tax Management Services include in-house management of this function primarily by large employers; ADP; and a number of smaller regional firms that offer tax management services (including Barnett Associates, Thomas & Thorngren, UC Advantage). Talent Management Services competitors include assessment service providers that offer proprietary content (Previsor, Inc., Development Dimensions International, Brainbench, Inc.), human resources consulting firms (AON Corporation, Watson Wyatt Worldwide, Inc., Right Management Consulting) and assessment or test publishers that have proprietary delivery platforms (Devine Group, Inc., Hogan Assessments Systems, Inc., SHL Group plc).

We believe that none of our competitors offers the same mix of products and services as we do. Certain competitors may have larger shares of particular geographic or product markets or operate in geographic areas where we do not currently have a presence.

We assess the principal competitive factors affecting our markets to include: product attributes such as quality, adaptability, scalability, interoperability, functionality and ease-of-use; product price; technical performance; access to unique proprietary databases; availability in application service provider, or ASP, format; quickness of response, flexibility and customer services and support; the effectiveness of sales and marketing efforts; existing market penetration; new product innovation; and our reputation as a trusted steward of information.

MARKETS AND CUSTOMERS

Our products and services serve clients across a wide range of industries, including financial services, consumer, human resources, commercial, retail, telecommunications, automotive, utilities, brokerage, healthcare and insurance industries, as well as state and federal governments. We also serve consumers directly. Our revenue stream is highly diversified with our largest customer providing less than 2% of total revenue. The following table outlines the various end-users we serve:

	Percentage of Consolidated Revenue

	2008	2007

Financial	31%	32%
Mortgage	11%	12%
Consumer	10%	10%
Human Resources	9%	5%
Commercial	7%	8%
Retail	7%	7%
Telecommunications	7%	5%
Automotive	5%	7%
Other(1)	13%	14%

	100%	100%

(1)
Other includes revenue from government, marketing services, insurance and healthcare end-users.

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

Our largest geographic market segments are North America (the U.S. and Canada); Europe (the U.K., Spain and Portugal); and Latin America (Argentina, Brazil, Chile, Ecuador, El Salvador, Honduras, Peru and Uruguay). We also maintain support operations in Costa Rica and the Republic of Ireland. In 2008, we expanded into Russia by acquiring a minority equity interest in a consumer credit reporting agency.

Revenue from international customers, including end-users and resellers, amounted to 27% of our total revenue in both 2008 and 2007 and 28% of our total revenue in 2006.

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

We are licensed by others to use certain data, technology and other intellectual property rights they own or control, none of which is material to our business except for a license from Fair Isaac Corporation, relating to certain credit-scoring algorithms and the right to sell credit scores derived from them, which license has a five-year term expiring in June 2013 and provides for usage-based fees. Additionally, the licenses do not contain early termination provisions except for standard provisions providing the right to terminate in the event of breach by other party. We do not hold any franchises or concessions that are material to our business or results of operations.

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

•
The Fair and Accurate Credit Transactions Act of 2003, or FACT Act, which amended the FCRA and requires, among other things, nationwide consumer credit reporting agencies, such as us, upon the request of a consumer, to place a fraud alert in the consumer's credit file stating that the consumer may be the victim of identity theft or other fraud, and furnish a free annual credit file disclosure to consumers through a centralized request facility we have established with the other nationwide credit reporting agencies. The FACT Act also includes current or pending rules requiring financial institutions to develop policies and procedures to identify potential identity theft, and consumer credit report notice requirements for lenders that use consumer report information in connection with risk-based credit pricing actions. Entities that furnish information to consumer reporting agencies are required to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate. Mortgage lenders are required to disclose credit scores to consumers. Additionally, the FACT Act prohibits a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes ("opt-out"), subject to certain exceptions.

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

•
Fannie Mae and Freddie Mac regulations applicable to our credit reporting and mortgage solutions products, the Real Estate Settlement Procedures Act and HUD's Regulation X, which requires the disclosure of certain basic information to borrowers concerning settlement costs and prohibits the charging of unearned fees and certain "kickbacks" or other fees for referrals in connection with a residential mortgage settlement service.

A number of states in the U.S. have passed versions of security breach notification and credit file freeze legislation. A file freeze enables consumers, including identity theft victims, or in certain states recipients of data breach notices or all consumers, to place and lift a freeze on access to their credit files. File freeze laws impose differing requirements on credit reporting agencies with respect to how and when to respond to such credit file freeze requests and in the fees, if any, the agencies may charge for freeze-related actions.

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

•
In Europe, Equifax is subject to the European Union, or EU, data protection laws, including the comprehensive EU Directive on Data Protection (1995), which imposes a number of obligations on Equifax with respect to use of personal data, and includes a prohibition on the transfer of personal information from the EU to other countries that do not provide consumers with an "adequate" level of privacy or security. The EU standard for adequacy is generally stricter and more comprehensive than that of the U.S. and most other countries. In the U.K., the Data Protection Act of 1998 regulates the manner in which we can use third-party data. In addition, regulatory limitations affect our use of the Electoral Roll, one of our key data sources in the U.K. Generally, the data underlying the products offered by our U.K. Information Services and Personal Solutions product lines, excluding our Commercial Services products, are subject to these regulations. In Spain and Portugal, the privacy laws which are subject to the EU Directive on Data Protection regulate all credit bureau and personal solutions activities. Except for negative data, the laws in Spain and Portugal generally require consumer consent for all Equifax activities.

•
In Latin America, consumer data protection and privacy laws and regulations exist in Argentina, Chile, Peru and Uruguay. Uruguay generally follows the EU data protection model. There are also constitutional provisions in Argentina, Brazil, Chile, Peru and certain other countries which declare the right to seek judicial protection regarding the use of personal data, and in many of those countries grant individuals the right to access and correction of information in the possession of data controllers.

TALX

The Tax Management business within our TALX segment is potentially impacted by changes in U.S. tax laws or interpretations, for example, those pertaining to work opportunity tax credits and unemployment compensation claims. A subsidiary of TALX, Talent Management, provides employee testing, assessment and talent management services to the federal government through a number of primary contracts and subcontracts with federal agencies, including the Transportation Security Administration. These contracts may be adversely affected by changes in U.S. federal government programs or contractor requirements, including the adoption of new laws or regulations.

PERSONNEL

Equifax employed approximately 6,500 employees in 15 countries as of December 31, 2008. None of our U.S. employees are subject to a collective bargaining agreement and no work stoppages have been experienced. Pursuant to local laws, our employees in Brazil, Spain and Argentina are subject to collective bargaining agreements that govern general salary and compensation matters, basic benefits and hours of work. Equifax is not a party to these agreements.

EXECUTIVE OFFICERS OF EQUIFAX

The executive officers of Equifax and their ages and titles are set forth below. Business experience for the past five years is provided in accordance with SEC rules.

Richard F. Smith (49). Mr. Smith has been Chairman and Chief Executive Officer since December 15, 2005. He was named Chairman-Elect and Chief Executive Officer effective September 19, 2005 and was elected as a Director on September 22, 2005. Prior to that, Mr. Smith served as Chief Operating Officer, GE Insurance Solutions, from 2004 to September 2005 and President and Chief Executive Officer of GE Property and Casualty Reinsurance from 2003 to 2004.

Lee Adrean (57). Mr. Adrean has been Corporate Vice President and Chief Financial Officer since October 2006. Prior to joining Equifax, he served as Executive Vice President and Chief Financial Officer of NDCHealth Corporation from 2004 to 2006. Prior thereto, he served as Executive Vice President and Chief Financial Officer of EarthLink, Inc. from 2000 until 2004.

Kent E. Mast (65). Mr. Mast has served as Chief Legal Officer since he joined Equifax in 2000. His responsibilities include legal services, global sourcing, security and compliance, government and legislative relations, corporate governance and privacy functions.

Coretha M. Rushing (52). Ms. Rushing has been Corporate Vice President and Chief Administrative Officer since 2006. Prior to joining Equifax, she served as an executive coach and HR Consultant with Atlanta-based Cameron Wesley LLC. Prior thereto, she was Senior Vice President of Human Resources at The Coca-Cola Company, where she was employed from 1996 until 2004.

Paul J. Springman (63). Mr. Springman has served as Chief Marketing Officer since February 2004. Prior thereto, he was head of the Predictive Sciences unit from August 2002 until February 2004.

Robert J. Webb (40). Mr. Webb has been Chief Information Officer since November 2004. Prior to joining Equifax, Mr. Webb was employed by General Electric Corporation from 1996 to 2004, where he held Chief Information Officer positions for GE Commercial Finance, GE Global Consumer Finance and GE Energy Services.

J. Dann Adams (51). Mr. Adams has been President, U.S. Consumer Information Solutions since 2007. Prior thereto, he served as Group Executive, North America Information Services from November 2003 until December 2006.

William W. Canfield (70). Mr. Canfield has been President, TALX since May 2007. Prior thereto, he served as Chairman, President and Chief Executive Officer of TALX Corporation since 1988.

Steven P. Ely (53). Mr. Ely has been President, North American Personal Solutions since 2007. Prior thereto, he served as Group Executive, Personal Solutions from August 2005 until December 2006 and Senior Vice President of Product Management and Marketing from February 2004 until August 2005.

Rudolfo M. Ploder (48). Mr. Ploder has been President, International since January 2007. Prior thereto, he was Group Executive, Latin America from February 2004 to January 2007.

Michael S. Shannon (53). Mr. Shannon has been President, North America Commercial Solutions, since January 2007. Prior thereto, he was Group Executive, Europe from February 2002 until December 2006.

Nuala M. King (55). Ms. King has been Senior Vice President and Controller since May 2006. Prior thereto, she was Vice President and Corporate Controller from March 2004 to April 2006. Prior to joining Equifax, Ms. King served as Corporate Controller for UPS Capital from March 2001 until March 2004.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Declining general economic conditions and uncertainties in the global credit and equity markets may adversely affect our operating results and financial condition.

Our business is sensitive to changes in general economic conditions and particularly the level of consumer and commercial credit activity, both inside and outside the U.S. The U.S. economy has been in a recession since December 2007, according to the National Bureau of Economic Research, and it is widely believed that certain elements of the economy, such as housing, were in decline before that time. Other foreign economies in which we compete are also now demonstrating lower growth rates or recessionary declines in economic activity. Worldwide financial markets have experienced extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, credit rating downgrades, and declining valuations of investments. These factors contributed to reduced demand for our products and services in the fourth quarter of 2008.

We are unable to predict how long the economic downturn will last. However, a continuing economic downturn and financial market disruptions may continue to adversely impact our business through lower demand for consumer credit data and increases in the cancellation or deferral of new credit decision technology and marketing projects; increased pressure on the prices for our products and services; greater difficulty in collecting accounts receivable; reduced access to the credit markets to meet short-term cash needs in the U.S. and fund strategic initiatives; and greater risk of impairment to the value, and a detriment to the liquidity, of our defined benefit pension plan investment portfolio.

Our operating results and financial condition could be harmed if the markets into which we sell our products decline or do not grow as anticipated.

Any decline in our customers' markets or in general economic conditions, including declines related to the current market disruptions described above, would likely result in a reduction in demand for our products and services. In general, our customers use our credit information and related services to process applications for new credit cards, automobile loans, home mortgages, home equity loans and other consumer loans. They also use our credit information and services to monitor existing credit relationships. Consumer demand for credit (i.e., rates of spending and levels of indebtedness) tends to grow more slowly or decline during periods of economic contraction or slow economic growth. Rising rates of interest or reduced access to credit may reduce consumer demand for mortgage loans and also impact our mortgage solutions business. Also, if our customers' markets decline, we may not be able to collect on outstanding amounts due to us. Such decline could harm our consolidated financial position, results of operations, cash flows, and stock price, and could limit our ability to sustain profitability. Also, in such an environment, pricing pressures could intensify. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, research and development and other costs, if we were unable to respond quickly enough these pricing pressures could further reduce our gross margins.

We could face increased competitive pricing pressures.

In the current difficult economic environment, pricing pressures could intensify. Some of our competitors may choose to sell products competitive to ours at lower prices by accepting lower margins and profitability, or may be able to sell products competitive to ours at lower prices given proprietary ownership of data, technical superiority or economies of scale. Price reductions by our competitors could negatively impact our margins and results of operations, and could also harm our ability to obtain new customers on favorable terms. Historically, certain of our products have experienced declines in per unit pricing due to competitive factors and customer demand. If prices decline in the future at faster rates than in the past due to unforeseen changes in competition or customer demand, our business could be adversely affected. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, research and development and other costs, if we were unable to respond quickly enough these pricing pressures could further reduce our gross margins.

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

We operate in a number of geographic, product and service markets that are highly competitive, as described above under "Item 1. Business — Competition." Competitors may develop products and services that are superior to or that achieve greater market acceptance than our products and services. The sizes of our competitors vary across market segments, as do the resources we have allocated to the segments we target. Therefore, some of our competitors may have significantly greater financial, technical, marketing or other resources than we do in one or more of our market segments, or overall. As a result, our competitors may be in a position to respond more quickly than we can to new or emerging technologies and changes in customer requirements, or may devote greater resources than we can to the development, promotion, sale and support of products and services. Moreover, new competitors or alliances among our competitors may emerge and potentially reduce our market share, revenue or margins. For example, we currently have a business relationship with Fair Isaac Corporation to resell their credit scoring products, and TransUnion and Experian with respect to the VantageScore (SM) credit scoring product which is competitive with certain of Fair Isaac's products.

Our cost reduction and restructuring initiatives may not result in anticipated savings or more efficient operations.

Over the past several years, we have implemented, and are continuing to implement, significant cost-reduction measures. These measures have been taken in an effort to improve our profitability, or maintain profitability in the face of pressure on revenues, and realign our company to focus on strategic initiatives. We have incurred restructuring charges in connection with these cost reduction efforts. If these measures are not fully completed or are not completed in a timely fashion, we may not realize their full potential benefit. Such efforts may be disruptive to our operations. These cost reduction measures may have the effect of reducing our talent pool and available resources and, consequently, could have long-term effects on our business by decreasing or slowing improvements in our products, affecting our ability to respond to customers, limiting our ability to expand in new markets and limiting our ability to hire and retain key personnel.

Disruptions in the capital and credit markets could adversely affect our ability to access short-term and long-term capital.

The capital and credit markets have become more volatile as a result of adverse conditions that have caused the failure and near failure of a large number of large financial services companies. Our access to funds under short-term credit facilities is dependent on the ability of the participating banks to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity. Longer disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to capital needed for our business. In addition, if the cost of one or more of our strategic acquisition opportunities exceeds our existing resources, or the CSC option described below is exercised, we may be required to seek additional capital.

A decline in our credit ratings could adversely impact on ability to access capital and significantly increase our cost of capital.

Our ability to obtain adequate and cost effective financing depends on our credit ratings as well as the liquidity of financial markets. A negative change in our ratings outlook or any downgrade in our current investment-grade credit ratings by our rating agencies could adversely affect our cost and/or access to sources of liquidity and capital. Additionally, such a downgrade could further limit our access to private credit markets, increase the costs of borrowing under available credit lines and adversely affect our earnings.

If interest rates increase, our net income could be negatively affected.

We maintain levels of debt that we consider prudent based on our cash flows, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our cost of capital, which increases our return on shareholders' equity. This exposes us to adverse changes in interest rates. When appropriate, we use derivative financial instruments to reduce our exposure to interest rate risks. We cannot assure you, however, that our financial risk management program will be successful in reducing the risks inherent in exposures to interest rate fluctuations. Our interest expense is also affected by our credit ratings. In assessing our credit strength, credit rating agencies consider our capital structure and financial policies as well as the aggregate balance sheet and other financial information for the Company. It is our expectation that the credit rating agencies will continue using this methodology. If our credit ratings were to be downgraded as a result of changes in our capital structure, changes in the credit rating agencies' methodology in assessing our credit strength or for any other reason, our cost of borrowing could increase.

We may suffer adverse financial consequences if Computer Sciences Corporation requires us to purchase its credit reporting business at a time when the public equity or debt markets or other financing conditions are unfavorable to us.

In 1988, we entered into an agreement with Computer Sciences Corporation, or CSC, and certain of its affiliates under which CSC's credit reporting agencies utilize our computerized credit database services. Under this agreement, CSC has an option, exercisable at any time, to sell its credit reporting business to us. The option expires in August 2013. The option exercise price will be determined by an appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if CSC were to exercise the option at December 31, 2008, the option price would have been approximately $600.0 million to $675.0 million. This estimate is based solely on our internal analysis of the value of the business, current market conditions and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than the estimated amount. If CSC were to exercise its option, we would have to obtain additional sources of funding. We believe that this funding would be available from sources such as additional bank lines of credit and the issuance of public debt and/or equity. However, the availability and terms of any such capital financing would be subject to a number of factors, including credit market conditions, the state of the equity markets, general economic conditions and our financial performance and condition. Because we do not control the timing of CSC's exercise of its option, we could be required to seek such financing and increase our debt levels at a time when market or other conditions are unfavorable.

If we are not able to achieve our overall long-term goals, the value of an investment in our Company could be negatively affected.

We have established and publicly announced certain long-term growth objectives. These objectives were based on our evaluation of our growth prospects, which are generally based on volume and sales potential of many product types, some of which are more profitable than others, and on an assessment of potential level or mix of product sales. There can be no assurance that we will achieve the required volume or revenue growth or mix of products necessary to achieve our growth objectives.

If we do not introduce successful new products and services in a timely manner, our products and services will become obsolete, and our operating results will suffer.

We generally sell our products in industries that are characterized by rapid technological changes, frequent new product and service introductions and changing industry standards. In addition, many of the markets in which we operate are seasonal and cyclical. Without the timely introduction of new products, services and enhancements, our products and services will become technologically or commercially obsolete over time, in which case our revenue and operating results would suffer. The success of our new products and services will depend on several factors, including our ability to properly identify customer needs; innovate and develop new technologies, services and applications; successfully commercialize new technologies in a timely manner; produce and deliver our products in sufficient volumes on time; differentiate our offerings from our competitors' offerings; price our products competitively; anticipate our competitors' development of new products, services or technological innovations; and control product quality in our product development process.

Dependence on outsourcing certain portions of our supply and distribution chain may adversely affect our ability to bring products to market and damage our reputation. Dependence on outsourced information technology and other administrative functions may impair our ability to operate effectively.

As part of our efforts to streamline operations and to cut costs, we have been outsourcing aspects of our application development, information technology, operational support and administrative functions and will continue to evaluate additional outsourcing. Although we have implemented service level agreements and have established monitoring controls, if our outsourcing vendors fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market, our ability to support our customers, and our reputation could suffer. Any failure to perform on the part of these third party providers could impair our ability to operate effectively and could result in lower future revenue, unexecuted efficiencies and impact our results of operations and our stock price.

Much of our outsourcing takes place in developing countries and, as a result, may be subject to geopolitical uncertainty.

Failure to adjust our business due to changing market conditions or failure to estimate our customers' demand could adversely affect our income.

Our income could be harmed if we are unable to adjust our business to market fluctuations, including those caused by the seasonal or cyclical nature of the markets in which we operate. The sale of our products and services are dependent, to a large degree, on customers whose industries are subject to seasonal or cyclical trends in the demand for their products. For example, consumer demand for credit is particularly volatile, making demand difficult to anticipate.

Poor investment performance of pension plan holdings and other factors impacting pension plan costs could unfavorably impact our results of operations and liquidity.

Our costs of providing for non-contributory defined benefit pension plans are dependent on a number of factors, such as the rates of return on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plan, future government regulation and our required or voluntary contributions made to the plans. A significant decline in the value of investments that fund our pension plans, if not offset or mitigated by a decline in our liabilities, may significantly differ from or alter the values and actuarial assumptions used to calculate our future pension expense. A decline in the value of these investments could increase the expense of our pension plans, and we could be required to fund our plans with significant amounts of cash. Such cash funding obligations could have a material impact on our liquidity by reducing cash flows and could negatively affect results of operations.

If we are unable to expand our operations in developing and emerging markets, our growth rate could be negatively affected.

Our success depends in part on our ability to grow our business in developing and emerging markets, which in turn depends on economic and political conditions in those markets and on our ability to acquire or form strategic business alliances and joint ventures and to make necessary investments in facilities, training, marketing and technology. Moreover, the products and services we offer in developing and emerging markets must match our customers' demand for those products. Due to product price, limited purchasing power and differences in the development of consumer credit markets, there can be no assurance that our products will be accepted in any particular developing or emerging market.

Economic, political and other risks associated with international sales and operations could adversely affect our results of operations.

Because we sell our products and services worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a significant portion of our total revenue. In addition, many of our employees, suppliers, job functions and facilities are increasingly located outside the U.S. Accordingly, our future results could be harmed by a variety of factors, including changes in a specific country's or region's political, economic or other conditions; trade protection measures; data privacy and consumer protection regulations; negative consequences from changes in tax laws; difficulty in staffing and managing widespread operations; differing labor regulations; differing protection of intellectual property; unexpected changes in regulatory requirements; and geopolitical turmoil, including terrorism and war.

Fluctuations in foreign currency exchange could affect our financial results.

We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including among others the British pound, the Euro, the Canadian dollar and the Brazilian real. In 2008, we derived approximately 27 percent of our net operating revenue from operations outside of the U.S. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. We may, but generally do not, use derivative financial instruments to reduce our net exposure to currency exchange rate fluctuations. However, we cannot assure you that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, would not materially affect our consolidated financial results.

The impact of consolidation in the financial services, mortgage, retail, telecommunications and other markets is difficult to predict and may harm our business.

The financial services, mortgage, retail and telecommunications industries are intensely competitive and have been subject to increasing consolidation. Consolidation in these and other industries which has occurred in the U.S. and certain foreign markets in 2008 and which may continue to occur in 2009 and beyond could result in lower average prices for the larger combined entities, lower combined purchases of our services than were purchased cumulatively by separate entities prior to consolidation, or existing competitors increasing their market share in newly consolidated entities, which could have a material adverse effect on our business, financial condition and results of operations if we are not retained or chosen as a service provider. We may not be able to compete successfully in an increasingly consolidated industry and cannot predict with certainty how industry consolidation will affect our competitors or us.

Our acquisitions, strategic alliances, joint ventures and divestitures may result in financial outcomes that are different than expected.

In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures, and generally expect to complete several transactions per year that we believe are aligned with our strategic focus. We cannot provide assurances that we will be able to find appropriate candidates for acquisitions, reach agreement to acquire them, have the cash or other resources necessary to acquire them, or obtain requisite shareholder or regulatory approvals needed to close strategic acquisitions. The impact of future acquisitions on our business, operating results and financial condition are not known at this time. In the case of businesses we may acquire in the future, we may have difficulty assimilating these businesses and their products, services, technologies, and personnel into our operations. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and materially adversely affect our operating results and financial condition. Also, we may not be able to retain key management and other critical employees after an acquisition. We may also acquire unanticipated liabilities. In addition to these risks, we may not realize all of the anticipated benefits of these acquisitions.

Our customers and we are subject to various governmental regulations, compliance with which may cause us to incur significant expenses, and if we fail to maintain satisfactory compliance with certain regulations, we could be subject to civil or criminal penalties.

Our businesses are subject to various significant international, federal, state and local regulations, including but not limited to privacy and consumer data protection, health and safety, tax, labor and environmental regulations. These regulations are complex, change frequently and have tended to become more stringent over time. We may be required to incur significant expenses to comply with these regulations or to remedy violations of these regulations. Any failure by us to comply with applicable government regulations could also result in cessation of our operations or portions of our operations or impositions of fines and restrictions on our ability to carry on or expand our operations. In addition, because many of our products are regulated or sold into regulated industries, we must comply with additional regulations in marketing our products.

We also have agreements relating to the sale of our products to government entities, including through the Performance Assessment Network subsidiary of our TALX business and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the government. The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing terms and conditions that are not applicable to private contracts. We are also subject to investigation for compliance with the regulations governing government contracts. A failure to comply with these regulations might result in suspension of these contracts, or administrative penalties.

Third parties may claim that we are infringing their intellectual property and we could suffer significant litigation or licensing expenses or be prevented from selling products or services.

From time to time, third parties may claim that one or more of our products or services infringe their intellectual property rights. We analyze and take action in response to such claims on a case by case basis. Any dispute or litigation regarding patents or other intellectual property could be costly and time-consuming due to the complexity of our technology and the uncertainty of intellectual property litigation and could divert our management and key personnel from our business operations. A claim of intellectual property infringement could force us to enter into a costly or restrictive license agreement, which might not be available under acceptable terms or at all, or could subject us to significant damages or to an injunction against development and sale of certain of our products or services. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of intellectual property infringement. In certain of our businesses we rely on third party intellectual property licenses and we cannot ensure that these licenses will be available to us in the future on favorable terms or at all.

Third parties may infringe our intellectual property and we may suffer competitive injury or expend significant resources enforcing our rights.

Our success increasingly depends on our proprietary technology. We rely on various intellectual property rights, including patents, copyrights, database rights, trademarks and trade secrets, as well as confidentiality provisions and licensing arrangements, to establish our proprietary rights. The extent to which such rights can be protected varies in different jurisdictions. If we do not enforce our intellectual property rights successfully our competitive position may suffer which could harm our operating results. Our pending patent applications, and our pending copyright and trademark registration applications, may not be allowed or competitors may challenge the validity or scope of our patents, copyrights or trademarks. In addition, our patents, copyrights, trademarks and other intellectual property rights may not provide us a significant competitive advantage.

We may need to spend significant resources monitoring our intellectual property rights and we may or may not be able to detect infringement by third parties. Our competitive position may be harmed if we cannot detect infringement and enforce our intellectual property rights quickly or at all. In some circumstances, enforcement may not be available to us because an infringer has a dominant intellectual property position or for other business reasons. In addition, competitors might avoid infringement by designing around our intellectual property rights or by developing non-infringing competing technologies. Intellectual property rights and our ability to enforce them may be unavailable or limited in some countries which could make it easier for competitors to capture market share and could result in lost revenue.

If we experience system failures, the delivery of our products and services to our customers could be delayed or interrupted, which could harm our business and reputation and result in the loss of customers.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operation of our computer network systems and data centers. Some of these systems have been outsourced to third-party providers. Any significant interruptions could severely harm our business and reputation and result in a loss of customers and large expenses to repair or replace the facility. Our systems and operations could be exposed to damage or interruption from power disruption, fire, flood, telecommunications failure, unauthorized entry and computer viruses, terrorism or other natural or man-made disasters. The steps we have taken and are taking to prevent a system failure, including backup disaster recovery systems, may not be effective. Our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur. Also, our third party insurance coverage will vary from time to time in both type and amount depending on availability, cost and our decisions with respect to risk retention.

Changes in the legislative, regulatory and judicial environment in the countries in which we operate may adversely affect our ability to collect, manage, aggregate and use data and could increase our costs or reduce our net operating revenues.

Our business is subject to various laws and regulations in the countries throughout the world in which we do business, including laws and regulations relating to competition,

data privacy, consumer protection, and employment and labor practices. Changes in applicable laws or regulations or evolving interpretations thereof could, in certain circumstances, result in increased compliance costs or capital expenditures, which could affect our profitability, or impede the production or distribution of our products, which could affect our net operating revenues.

In particular, the credit reporting, direct marketing and employment verification industries are subject to substantial government regulation relating to individual privacy and the collection, distribution and use of information about individuals. The information and personal data we collect is subject to a variety of government regulations, including, but not limited to, those described above under "Item 1. Business — Information Security and Government Regulation." In addition, public interest in individual privacy rights and the collection, protection, distribution and use of information about individuals may result in the adoption of new federal, state, local and foreign laws and regulations that could include increased compliance requirements and restrictions on the purchase, sale, maintenance, handling and sharing of information about consumers for commercial purposes. This could have a negative impact on our ability to collect such information provided by consumers voluntarily. Future laws and regulations with respect to the collection, management and use of data about individuals, and adverse publicity, judicial interpretations or potential litigation concerning the commercial use of such information may result in substantial regulatory compliance costs, litigation expense or a loss of revenue.

If we are unable to protect our information systems against data corruption, cyber-based attacks or network security breaches, our operations could be disrupted.

We are highly dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for business-to-business and business-to-consumer electronic commerce. Security breaches of this infrastructure can create system disruptions, shutdowns or unauthorized disclosure of confidential information. If we are unable to prevent such breaches, our operations could be disrupted, or we may suffer financial damage or loss because of lost or misappropriated information.

Many of our products are accessed through the Internet, including our consumer and commercial information services that are delivered via ePORT, our Internet delivery channel, and our Personal Solutions services accessible through the www.equifax.com website. Security breaches in connection with the delivery of our products and services via ePORT, our Personal Solutions website, or well-publicized security breaches not involving the Internet that may affect us or our industry, such as database intrusion, could be detrimental to our reputation, business, operating results and financial condition. We cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography or other developments will not compromise or breach the technology protecting the networks that access our products, consumer services and proprietary database information.

Our business will suffer if we are not able to retain and hire key personnel.

Our future success depends partly on the continued service of our key development, sales, marketing, executive and administrative personnel. If we fail to retain and hire a sufficient number of these personnel, we will not be able to maintain or expand our business. We believe our pay levels are competitive within the regions that we operate. However, there is also intense competition for certain highly technical specialties in geographic areas where we continue to recruit, and it may become more difficult to retain our key employees.

We may be required to recognize additional impairment charges.

We assess our goodwill, trademarks and other intangible assets and our long-lived assets as and when required by generally accepted accounting principles in the U.S. to determine whether they are impaired. Unexpected declines in our operating results and structural changes in our principal markets may also result in impairment charges. Additional impairment charges would reduce our reported earnings for the periods in which they are recorded.

Changes in accounting standards and taxation requirements could affect our financial results.

New accounting standards or pronouncements that may become applicable to our Company from time to time, or changes in the interpretation of existing standards and pronouncements, could have a significant effect on our reported results for the affected periods. We are also subject to income tax in the numerous jurisdictions in which we generate net operating revenues. Increases in income tax rates could reduce our after-tax income from affected jurisdictions, while increases in indirect taxes could affect our products' affordability and therefore reduce demand for our products.

Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.

We are party to various litigation claims and legal proceedings. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and/or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. We caution you that actual outcomes or losses may differ materially from those envisioned by our current assessments and estimates. In addition, we have business operations in emerging or developing markets with high-risk legal compliance environments. Our policies and procedures require strict compliance by our employees and agents with all U.S. and local laws and regulations applicable to our business operations, including those prohibiting improper payments to government officials. Nonetheless, we cannot assure you that our policies, procedures and related training programs will always ensure full compliance by our employees and agents with all applicable legal requirements. Improper conduct by our employees or agents could damage our reputation in the U.S. and internationally or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines, as well as disgorgement of profits.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our executive offices are located at 1550 Peachtree Street, N.W., Atlanta, Georgia, in a leased facility. Our other properties are geographically distributed to meet sales and operating requirements worldwide. We consider these properties to be both suitable and adequate to meet our current operating requirements, and most of the space is being utilized. We ordinarily lease office space for conducting our business and are obligated under approximately 100 leases and other rental arrangements for our headquarters and field locations. We owned four office buildings at December 31, 2008, including two buildings which house our Atlanta, Georgia data center, as well as buildings utilized by our Latin America operations located in Sao Paulo, Brazil and Santiago, Chile. We also own 23.5 acres adjacent to the Atlanta, Georgia data center.

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

California Bankruptcy Litigation. As previously reported, in a series of actions filed in the U.S. District Court for the Central District of California between October 14, 2005 and November 2, 2005 which have now been consolidated, captioned Terri N. White, et al. v. Equifax Information Services LLC, Jose Hernandez v. Equifax Information Services LLC, Kathryn L. Pike v. Equifax Information Services LLC, and Jose L. Acosta, Jr., et al. v. Trans Union LLC, et al., plaintiffs asserted that Equifax violated federal and state law (the FCRA, the California Credit

Reporting Act and the California Unfair Competition Law) by failing to follow reasonable procedures to determine whether credit accounts are discharged in bankruptcy, including the method for updating the status of an account following a bankruptcy discharge. Plaintiffs seek unspecified damages and injunctive relief. On August 20, 2008, the District Court approved a Settlement Agreement and Release providing for certain changes in the procedures used by defendants to record discharges in bankruptcy on consumer credit files. That settlement resolved claims for injunctive relief, but not plaintiffs' claims for damages. Defendants have reached a tentative compromise of plaintiffs' damage claims against them, subject to negotiation of a definitive agreement. If the parties file such agreement by April 24, 2009, the District Court will hold a hearing on preliminary approval of the settlement on May 1, 2009.

Harris Litigation. In an action filed June 15, 2006 in the U.S. District Court for the District of South Carolina, captioned William A. Harris, Sr., et al. v. Equifax Information Services LLC, et al., plaintiffs asserted that Equifax, Experian and TransUnion violated the Fair Credit Reporting Act by reporting tradeline information from Capital One that did not contain credit limit information. On May 30, 2008, the District Court denied plaintiffs' motion for certification of a nationwide class action, but certified a class consisting of certain consumers residing in five southeastern states. On September 3, 2008, the District Court denied defendants' petition for permission to appeal the class certification. The regional class seeks nominal and statutory damages and attorneys' fees. Discovery is ongoing, and trial is scheduled currently for July 2009.

Gillespie Litigation. In an action filed January 10, 2005 in the U.S. District Court for the Northern District of Illinois, captioned Heather Gillespie, et al. v. Equifax Information Services LLC, plaintiffs asserted on behalf of themselves and all similarly situated individuals that Equifax violated the Fair Credit Reporting Act by failing to clearly and accurately disclose the date of first delinquency in consumer credit file disclosures. On March 9, 2006, the District Court granted Equifax's motion for summary judgment on all claims, and denied plaintiffs' motion for class certification as moot. Plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit, which in May 2007, reversed the grant of summary judgment in favor of Equifax and remanded the case to the District Court for further proceedings. On October 15, 2008, the District Court granted plaintiffs' motion for certification of a class action consisting of certain consumers who resided in New Jersey or North Carolina during the class period. On December 1, 2008, the District Court denied Equifax's motion to file an immediate appeal of the District Court's denial of Equifax's motion for summary judgment and review of the class action order. The class seeks statutory and punitive damages and attorneys' fees. Discovery is ongoing.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Equifax's common stock is traded on the New York Stock Exchange under the symbol "EFX". As of January 31, 2009, Equifax had approximately 6,468 holders of record; however, Equifax believes the number of beneficial owners of common stock exceeds this number.

The table below sets forth the high and low sales prices per share of Equifax common stock, as reported on the New York Stock Exchange, for each quarter in the last two fiscal years and dividends declared per share:

(In dollars)	High Sales Price	Low Sales Price	Dividends(1)

2008
First Quarter	$37.28	$31.49	$0.04
Second Quarter	$39.95	$33.43	$0.04
Third Quarter	$37.29	$32.43	$0.04
Fourth Quarter	$34.20	$19.38	$0.04
2007
First Quarter	$42.00	$35.91	$0.04
Second Quarter	$44.88	$36.50	$0.04
Third Quarter	$46.30	$35.93	$0.04
Fourth Quarter	$40.21	$35.22	$0.04

(1)
Equifax's Senior Credit Facility restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if a default exists or would result according to the terms of the credit agreement.

The table below contains information with respect to purchases made by or on behalf of Equifax of its common stock during the fourth quarter ended December 31, 2008:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(3)

September 30, 2008				$170,007,030
October 1 – October 31, 2008	500,000	$23.54	500,000	$158,234,930
November 1 – November 30, 2008	—	$—	—	$158,234,930
December 1 – December 31, 2008	43,912	$—	—	$158,234,930

Total	543,912	$23.54	500,000	$158,234,930

(1)
The total number of shares purchased includes: (a) shares purchased pursuant to our publicly-announced share repurchase program, or Program; and (b) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options and vesting of restricted stock, totaling no shares for the months of October and November 2008 and 43,912 shares for the month of December 2008.
(2)
Average price paid per share for shares purchased as part of our publicly-announced plan (includes brokerage commissions).
(3)
At December 31, 2008, the amount authorized for future share repurchases under the Program was $158.2 million.

ITEM 6.  SELECTED FINANCIAL DATA

The table below summarizes our selected historical financial information for each of the last five years. The summary of operations data for the years ended December 31, 2008, 2007 and 2006, and the balance sheet data as of December 31, 2008 and 2007, has been derived from our audited Consolidated Financial Statements included in this Form 10-K. The summary of operations data for the years ended December 31, 2005 and 2004, and the balance sheet data as of December 31, 2006, 2005 and 2004, has been derived from our audited Consolidated Financial Statements not included in this report. The historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements in this Form 10-K.

	Twelve Months Ended December 31,

(In millions, except per share data)	2008(1)(2)	2007(3)	2006(2)(5)	2005	2004

Summary of Operations:
Operating revenue	$1,935.7	$1,843.0	$1,546.3	$1,443.4	$1,272.8
Operating expenses	$1,458.5	$1,356.8	$1,110.2	$1,021.4	$897.0
Operating income	$477.2	$486.2	$436.1	$422.0	$375.8
Income from continuing operations	$272.8	$272.7	$274.5	$246.5	$237.3
Dividends paid	$20.5	$20.7	$20.3	$20.2	$15.0
Per common share (diluted):
Income from continuing operations per share	$2.09	$2.02	$2.12	$1.86	$1.78
Cash dividends declared per share	$0.16	$0.16	$0.16	$0.15	$0.11
Weighted-average common shares oustanding (diluted)(3)	130.4	135.1	129.4	132.2	133.5

	As of December 31,

(In millions)	2008	2007(3)(4)	2006	2005	2004

Balance Sheet Data:
Total assets	$3,260.3	$3,523.9	$1,790.6	$1,831.5	$1,557.2
Short-term debt and current maturities	$31.9	$222.1	$330.0	$92.3	$255.7
Long-term debt, net of current portion	$1,187.4	$1,165.2	$173.9	$463.8	$398.5
Total debt, net	$1,219.3	$1,387.3	$503.9	$556.1	$654.2
Shareholders' equity	$1,312.4	$1,399.2	$838.1	$820.3	$523.6
(1)
During 2008, we recorded restructuring and asset write-down charges of $16.8 million ($10.5 million, net of tax) related to business realignment. For additional information about these charges, see Note 10 of the Notes to the Consolidated Financial Statements in this Form 10-K.
(2)
In 2008 and 2006, we recorded income tax benefits of $14.6 million and $9.5 million, respectively, related to uncertain tax positions for which the statute of limitations expired. For additional information about these benefits, see Note 6 of the Notes to the Consolidated Financial Statements in this Form 10-K.
(3)
On May 15, 2007, we acquired all the outstanding shares of TALX. Under the terms of the transaction, we issued 20.6 million shares of Equifax common stock and 1.9 million fully-vested options to purchase Equifax common stock, and paid approximately $288.1 million in cash, net of cash acquired. We also assumed TALX's outstanding debt, which had a fair value totaling $177.6 million at May 15, 2007. The results of TALX's operations are included in our Consolidated Financial Statements beginning on the date of acquisition. For additional information about the TALX acquisition, see Note 2 of the Notes to Consolidated Financial Statements in this Form 10-K.
(4)
In 2007, total debt increased as a result of our issuance of $550.0 million of ten- and thirty-year fixed rate senior notes during the second quarter, our assumption of $75.0 million in senior guaranteed notes of TALX due 2012, and the commencement of a commercial paper program for general corporate purposes.
(5)
On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment", or SFAS 123R, which resulted in additional stock-based compensation expense during 2008, 2007 and 2006 when compared to 2005 and 2004. For additional information about our stock-based compensation, see Note 7 of the Notes to Consolidated Financial Statements in this Form 10-K.

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

BUSINESS OVERVIEW

We are a leading global provider of information solutions, employment and income verification and human resources business process outsourcing services. We leverage some of the largest sources of consumer and commercial data, along with advanced analytics and proprietary technology, to create customized insights which enable our business customers to grow faster, more efficiently, more profitably and to inform and empower consumers.

Businesses rely on us for consumer and business credit intelligence, credit portfolio management, fraud detection, decisioning technology, marketing tools, and human resources and payroll services. We also offer a portfolio of products that enable individual consumers to manage their financial affairs and protect their identity. Our revenue stream is diversified among individual consumers and among businesses across a wide range of industries and international geographies.

Segment and Geographic Information

Segments. The U.S. Consumer Information Solutions, or USCIS, segment, the largest of our five segments, consists of four product and service lines: Online Consumer Information Solutions, or OCIS; Mortgage Solutions; Credit Marketing Services; and Direct Marketing Services. OCIS and Mortgage Solutions revenue is principally transaction-based and is derived from our sales of products such as consumer credit reporting and scoring, mortgage settlement services, identity verification, fraud detection and modeling services. USCIS also markets certain of our decisioning products which facilitate and automate a variety of consumer credit-oriented decisions. A significant majority of USCIS products are delivered electronically. Credit Marketing Services and Direct Marketing Services revenue is principally project- and subscription-based and is derived from our sales of batch credit or demographic information such as those that assist clients in acquiring new customers, cross-selling to existing customers and managing portfolio risk.

The International segment consists of Canada Consumer, Europe and Latin America. Canada Consumer's products and services are similar to our USCIS offerings, while Europe and Latin America are made up of varying mixes of product lines that are in our USCIS, North America Commercial Solutions and North America Personal Solutions reportable segments.

The TALX segment consists of The Work Number® and Tax and Talent Management business units. The Work Number revenue is transaction-based and is derived primarily from verification of employment and income data of employees in the U.S. reported to us by employers. Tax and Talent Management revenues are derived from our provision of certain human resources business process outsourcing services that include both transaction- and subscription-based product offerings. These services assist our customers with the administration of unemployment claims and employer-based tax credits and the assessment of new hires.

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

Geographic Information. We currently operate in the following countries: Argentina, Brazil, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay, and the U.S. Our operations in Costa Rica and the Republic of Ireland focus on data processing and customer support activities. During the second quarter of 2008, we expanded into Russia by acquiring an equity interest in a consumer credit information company. Of the countries we operate in, 73% of our revenue was generated in the U.S. during the twelve months ended December 31, 2008.

Key Performance Indicators. Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the twelve months ended December 31, 2008, 2007 and 2006, were as follows:

	Key Performance Indicators Twelve Months Ended December 31,

(Dollars in millions, except per share data)	2008	2007	2006

Operating revenue	$1,935.7	$1,843.0	$1,546.3
Change in operating revenue	5%	19%	7%
Operating income	$477.2	$486.2	$436.1
Operating margin	24.7%	26.4%	28.2%
Net income	$272.8	$272.7	$274.5
Diluted earnings per share	$2.09	$2.02	$2.12
Cash provided by operating activities	$444.7	$449.9	$372.1
Capital expenditures	$110.5	$118.5	$52.0

Operational Highlights.

•
Revenue increased five percent to $1.9 billion.

•
EPS for the full year 2008 was $2.09, a four percent increase over $2.02 in 2007.

•
During the third quarter of 2008, we realigned our business to better support our strategic objectives which resulted in $16.8 million of restructuring and asset write-down charges ($10.5 million, net of tax). We also recognized a tax benefit of $14.6 million related to uncertain tax positions for which the statute of limitations expired.

•
We repurchased 4.5 million shares of our common stock on the open market for $155.7 million during 2008.

•
Our effective tax rate for the full year 2008 was 32.8 percent, down from 35.8 percent in 2007.

•
Total debt was $1.22 billion at December 31, 2008, a decrease of $168 million from December 31, 2007.

Business Environment, Company Outlook and Strategy

During 2008, the financial markets experienced unprecedented volatility around the world. Many of our customers, especially financial institutions, are encountering much uncertainty, which limits our visibility into their future plans and activities. A number of our customers have reduced their level of activity as a result of continued weakening of the U.S. and U.K. economies in particular.

Additionally, there has been more significant activity related to the consolidation of financial institutions, including the recent acquisitions of Wachovia by Wells Fargo, of Countywide Financial by Bank of America and Washington Mutual by JPMorgan Chase. In the past, we have been impacted by industry consolidation. While average core product unit prices tend to decline as a result of consolidation, we look to negotiate higher volumes and capitalize on opportunities to sell additional products and services to offset the decline in prices. However, given significant financial stress impacting financial markets and reduced willingness to extend credit, past experience may or may not continue in the current market.

Given the slowing global economic growth and challenging business environment, we continue to focus on our initiatives to reduce and manage our expenses, while trying to preserve our operating margins, earnings performance and cash flows from operations. Also, we continue to realign our resources to pursue key strategic objectives, including new product innovation and international expansion. Based on the uncertainty in the global economy, assuming exchange rates remain at levels consistent with December 31, 2008, we expect revenue in the first quarter of 2009 to be similar to the fourth quarter of 2008.

RESULTS OF OPERATIONS — TWELVE MONTHS ENDED DECEMBER 31, 2008, 2007 AND 2006

Consolidated Financial Results

Operating Revenue

Operating Revenue	Twelve Months Ended December 31,			Change

				2008 vs. 2007		2007 vs. 2006
(Dollars in millions)	2008	2007	2006	$	%	$	%

U.S. Consumer Information Solutions	$890.8	$969.7	$968.1	$(78.9)	(8)%	$1.6	0%
International	505.7	472.8	402.8	32.9	7%	70.0	17%
TALX	305.1	179.4	—	125.7	70%	179.4	nm
North America Personal Solutions	162.6	153.5	126.0	9.1	6%	27.5	22%
North America Commercial Solutions	71.5	67.6	49.4	3.9	6%	18.2	37%

Consolidated operating revenue	$1,935.7	$1,843.0	$1,546.3	$92.7	5%	$296.7	19%

nm — not meaningful

2008 revenue increased 5%, or $92.7 million, compared to 2007 primarily due to the full year inclusion of TALX, which was acquired on May 15, 2007. Revenue in our four other business units collectively declined by $33.0 million, or two percent, as growth in our International, North America Personal Solutions and North America Commercial Solutions segments through the first nine months of the year was able to partially, but not fully, offset an eight percent decline in our USCIS business. Although the impact of foreign currency exchange rates on 2008 full year revenue growth was minimal, a strengthening of the U.S. dollar in the fourth quarter of 2008 compared to 2007 exchange rates negatively impacted fourth quarter revenue growth. If foreign exchange rates remain at levels consistent with December 31, 2008, foreign currency translation would negatively impact expected 2009 revenue growth by approximately four percent.

The 2007 increase in revenue, as compared to 2006, is primarily due to $179.4 million of incremental revenue from our acquisition of TALX. Additionally, double-digit growth in our International, North America Personal Solutions and North America Commercial Solutions segments also contributed to the increase in revenue, as discussed in greater detail in "Segment Financial Results" below. Foreign currency had a favorable impact on 2007 revenue growth of $32.5 million, or 2%, when using 2006 exchange rates.

Operating Expenses

Operating Expenses	Twelve Months Ended December 31,			Change

				2008 vs. 2007		2007 vs. 2006
(Dollars in millions)	2008	2007	2006	$	%	$	%

Consolidated cost of services	$778.8	$752.0	$626.4	$26.8	4%	$125.6	20%
Consolidated selling, general and administrative expenses	524.3	477.1	401.0	47.2	10%	76.1	19%
Consolidated depreciation and amortization expense	155.4	127.7	82.8	27.7	22%	44.9	54%

Consolidated operating expenses	$1,458.5	$1,356.8	$1,110.2	$101.7	8%	$246.6	22%

Cost of Services. Cost of services in 2008 increased, as compared to 2007, mainly as a result of our acquisition of TALX, which contributed $38.3 million of incremental cost period-over-period, as well as increased production and salary costs related to growth in our Latin America operations. These increases were partially offset by declining costs due to decreased revenue and expense efficiency initiatives in USCIS.

The 2007 increase in cost of services, as compared to 2006, was significantly affected by our acquisition of TALX, which contributed $60.1 million of this increase. The remainder of the increase is primarily due to (1) higher production and related costs due to revenue growth, including costs related to converting a major customer to our enabling technologies; (2) the impact of foreign currency translation; (3) expenditures to enhance the efficiency, effectiveness and reliability of our information technology platforms, processes, and development capabilities in support of our long-term growth strategy; and (4) higher salary and contractor staffing costs, partly due to increased call volume and a second outsourced call center related to North America Personal Solutions.

Selling, General and Administrative Expenses. Selling, general and administrative expense for 2008, as compared to 2007, increased mainly as a result of our acquisition of TALX, which contributed $39.2 million of incremental cost year-over-year. This increase was also due to a $14.4 million charge recorded in the third quarter of 2008 related to headcount reductions and certain contractual costs. These charges were related to our business realignment to better support our strategic objectives in the current economic environment. These increases were partially offset by reduced personnel costs, incentive expenses and discretionary spending based on actions taken as a response to the deteriorating U.S. economy in 2008.

The 2007 increase in selling, general and administrative expenses, as compared to 2006, was mainly due to our acquisition of TALX, which contributed $51.8 million of this increase. The remainder of the increase is primarily due to (1) salary costs related to increased headcount for the expansion of corporate capabilities in key support areas, including marketing and technology; (2) the impact of foreign currency translation; and (3) expenses related to Austin-Tetra (which was acquired in October 2006). This increase was partially offset by lower litigation costs.

Depreciation and Amortization. The increase in depreciation and amortization expense for 2008, as compared to 2007, was primarily due to the inclusion of a full year of results from our acquisition of TALX, which contributed $24.3 million of incremental depreciation and amortization expense in 2008, and a $2.4 million software write-down charge recorded in the third quarter of 2008 associated with our business realignment.

The 2007 increase in depreciation and amortization expense, as compared to 2006, was mainly due to $38.3 million in incremental depreciation and amortization expense related to our acquisition of TALX. The remainder of the increase is primarily due to higher depreciation expense related to increased capital expenditures in 2007, including the purchase of our data center facility in Atlanta, Georgia in July 2007, and higher intangible amortization expense related to our acquisitions of Austin-Tetra in October 2006 and of three mortgage affiliates in the first quarter of 2007.

For additional information about the charges and fees related to our business realignment, see Note 10 of the Notes to the Consolidated Financial Statements in this Form 10-K.

Operating Income and Operating Margin

Operating Income and Operating Margin	Twelve Months Ended December 31,			Change

				2008 vs. 2007			2007 vs. 2006
(Dollars in millions)	2008	2007	2006	$	%		$	%

Consolidated operating revenue	$1,935.7	$1,843.0	$1,546.3	$92.7	5%		$296.7	19%
Consolidated operating expenses	(1,458.5)	(1,356.8)	(1,110.2)	(101.7)	8%		(246.6)	22%

Consolidated operating income	$477.2	$486.2	$436.1	$(9.0)	(2)%		$50.1	11%

Consolidated operating margin	24.7%	26.4%	28.2%		(1.7	) pts		(1.8	) pts

The decline in the operating margin for 2008, as compared to 2007, mainly reflects higher acquisition-related amortization expense, which increased $20.9 million primarily due to our acquisition of TALX; the increase in general corporate expense, which includes the $16.8 million restructuring and asset write-down charges related to our business realignment recorded in the third quarter of 2008; and the decrease in operating margin for our USCIS business, as described in more detail below.

The 2007 decline in operating margin, as compared to 2006, was primarily due to a decline in the margins of our USCIS business unit and the impact of acquisition-related amortization expense from our acquisition of TALX. This amortization expense represented 2% of 2007 consolidated revenue.

Other Expense, Net

Other Expense, Net	Twelve Months Ended December 31,			Change

				2008 vs. 2007		2007 vs. 2006
(Dollars in millions)	2008	2007	2006	$	%	$	%

Consolidated interest expense	$71.3	$58.5	$31.9	$12.8	22%	$26.6	83%
Consolidated minority interests in earnings, net of tax	6.2	6.1	4.5	0.1	2%	1.6	36%
Consolidated other income, net	(6.2)	(3.0)	(16.2)	(3.2)	106%	13.2	(81)%

Consolidated other expense, net	$71.3	$61.6	$20.2	$9.7	16%	$41.4	205%

Annual average cost of debt	5.3%	6.1%	5.7%
Total consolidated debt, net	$1,219.3	$1,387.3	$503.9	$(168.0)	(12)%	$883.4	175%

The increases in other expense, net, for 2008 and 2007 as compared to the prior periods, were primarily due to increased interest expense driven by a higher level of debt which was used to fund the acquisition of TALX in 2007 and our share repurchase activity in both years. For additional information about our debt agreements, see Note 4 of the Notes to the Consolidated Financial Statements in this Form 10-K.

Other income, net, in 2008 includes a $5.5 million gain on our repurchase of $20 million principal amount of ten-year senior notes due 2017. The decrease in other income, net, in 2007 over 2006 was primarily due to the $14.1 million non-taxable gain recognized during 2006 in connection with our Naviant litigation settlement.

Income Taxes

Provision for Income Taxes	Twelve Months Ended December 31,			Change

				2008 vs. 2007		2007 vs. 2006
(Dollars in millions)	2008	2007	2006	$	%	$	%

Consolidated provision for income taxes	$133.1	$151.9	$141.4	$(18.8)	(12)%	$10.5	7%
Effective income tax rate	32.8%	35.8%	34.0%

Our effective income tax rate for 2008 was down from 2007, primarily due to the recognition of a $14.6 million income tax benefit related to uncertain tax positions associated with our Brazilian operations, for which the statute of limitations expired during the third quarter of 2008.

The 2007 increase in our effective income tax rate, as compared to 2006, was primarily due to changes in several tax reserves in 2006 that did not recur in 2007. This increase was partially offset by a lower foreign and state tax rate compared to 2006; a favorable second quarter 2007 discrete item related to our foreign tax credit utilization; and discrete items recorded during fourth quarter 2007, including a $2.9 million benefit for refunds related to our 2002 and 2003 U.S. federal income tax filings.

Net Income

Net Income	Twelve Months Ended December 31,			Change

(Dollars in millions, except per share amounts)				2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	$	%	$	%

Consolidated net income	$272.8	$272.7	$274.5	$0.1	0%	$(1.8)	(1)%
Diluted earnings per common share	$2.09	$2.02	$2.12	$0.07	4%	$(0.10)	(5)%
Weighted-average shares used in computing diluted earnings per share, in millions	130.4	135.1	129.4

Net income for 2008, as compared to 2007, was flat as contribution from TALX since its acquisition in May 2007, growth in operating income for International, North America Personal Solutions and North America Commercial Solutions, and lower income tax expense were offset by higher general corporate expense, which includes the aforementioned restructuring and asset write-down charges recorded in 2008, lower operating income for our USCIS businesses and higher interest expense.

The decline in net income for 2007, as compared to 2006, was a function of growth in operating income from our International, North America Personal Solutions and North America Commercial Solutions segments, when compared to 2006, and from the acquisition of TALX, more than offset by increased interest expense and a higher provision for income taxes.

Our 2008 earnings per share, as compared to 2007, was positively impacted by the reduction in our weighted-average shares outstanding resulting from the repurchase of 4.5 million shares in 2008.

Our 2007 earnings per share, as compared to 2006, was negatively impacted by the increase in our weighted-average shares outstanding resulting from our issuance of 20.6 million shares of common stock in connection with the TALX acquisition in May 2007, partially offset by the impact of 17.9 million shares repurchased in 2007 subsequent to the acquisition.

Segment Financial Results

U.S. Consumer Information Solutions

U.S. Consumer Information Solutions	Twelve Months Ended December 31,			Change

				2008 vs. 2007			2007 vs. 2006
(Dollars in millions)	2008	2007	2006	$	%		$	%

Operating revenue:
Online Consumer Information Solutions	$594.5	$639.0	$619.2	$(44.5)	(7)%		$19.8	3%
Mortgage Solutions	70.2	66.1	71.7	4.1	6%		(5.6)	(8)%
Credit Marketing Services	132.0	156.4	166.3	(24.4)	(16)%		(9.9)	(6)%
Direct Marketing Services	94.1	108.2	110.9	(14.1)	(13)%		(2.7)	(2)%

Total operating revenue	$890.8	$969.7	$968.1	$(78.9)	(8)%		$1.6	0%

% of consolidated revenue	46%	53%	63%
Total operating income	$337.1	$383.5	$395.7	$(46.4)	(12)%		$(12.2)	(3)%
Operating margin	37.9%	39.6%	40.9%		(1.7	) pts		(1.3	) pts

The decreases in revenue for 2008, as compared to 2007, were mainly due to effects of the continued weakness in the U.S. credit and retail economy, offset by growth in the Mortgage Solutions business primarily due to increased activity with our settlement services products. The slight increase in revenue in 2007, as compared to 2006, was due to growth in Online Consumer Information Solutions (OCIS), largely offset by decreased revenues in the other three service lines due primarily to weakness in the U.S. consumer credit and mortgage markets.

Revenues in our OCIS and Credit Marketing Services service lines and in our USCIS segment as a whole decreased sequentially in each quarter during 2008, as a result of the weakening U.S. economy. Based on current rates of economic and credit activity in the U.S., we currently expect revenue in the OCIS and Credit Marketing Services service lines and in the overall USCIS segment in 2009 to be below levels achieved in 2008.

OCIS. For 2008, as compared to 2007, revenue declined primarily due to a seven percent reduction of online credit decision transaction volume resulting from the weakness of the U.S. economy. The 2007 increase in revenue, as compared to 2006, was primarily due to volume increases from our regional customers and both volume and price increases from our smaller customers. Revenue from resellers also rose during 2007 due to price increases that became effective near the end of 2006, and we recorded higher revenue from our insurance, banking and regulatory brokerage monitoring customers. These increases were partially offset by price and volume decreases from certain large financial services institutions.

Mortgage Solutions. For 2008, as compared to 2007, revenue grew due to a four-fold increase in activity associated with our settlement services products and incremental revenue from our acquisition of certain assets of FIS Credit Services, Inc. in February 2008. These increases were partially offset by continued weakness in the U.S. housing market, which led to reduced transaction volumes from our existing mortgage customer base. The 2007 decline in revenue, as compared to 2006, was primarily a result of weakness in the U.S. mortgage markets, which led to reduced transaction volumes from our existing customer base and caused several large mortgage brokerage customers to cease operations during 2007. This decrease was partially offset by incremental revenue from our acquisition of three mortgage affiliates in the first quarter of 2007 and increased revenue related to new settlement services products.

Credit Marketing Services. For 2008 and 2007, as compared to prior years, revenue declined due to volume decreases from our existing customer base, primarily due to lower revenue associated with new account acquisition services as financial institutions have scaled back significantly on new marketing and extension of credit. These declines were partially offset by a continued increase in revenue related to customer portfolio management services used by institutions to manage and sustain existing customers. Our financial services customers began increased usage of our portfolio management services in 2007 and less usage of prescreen services, which reflects a continuing trend towards the enhanced management of their existing customer portfolios as opposed to new account acquisitions.

Direct Marketing Services. For 2008, as compared to 2007, revenue declined primarily due to reduced mailing volumes for existing customers reflecting the slowdown in retail sales and the marketing campaigns of many retailers, as well as changes to a contract with a large marketing services reseller. The 2007 decrease in revenue, as compared to 2006, was mainly due to reduced mailing volumes from our existing customer base, driven in part by the increase in postage rates, partially offset by increased revenue from new and renewed contracts to provide services related to our customers' marketing databases.

U.S. Consumer Information Solutions Operating Margin. Operating margin decreased for 2008, as compared to 2007, mainly due to the decline in revenue described above. With a high portion of fixed costs, USCIS operating expenses generally do not decline at the same rate as our revenue. The decline in revenue was partially offset by lower production and royalty costs due to a decrease in volume, as well as the impact of cost saving initiatives. Recognizing the continuing impact in 2009 of current economic conditions, management has taken and is continuing to take steps to streamline operations and increase efficiency in order to minimize the potential negative effect on operating margins of lower annual revenue.

The 2007 decline in operating margin, as compared to 2006, was primarily a result of the fixed cost nature of the USCIS business in the midst of revenue declines in our Mortgage Solutions, Credit Marketing Services and Direct Marketing Services business units. While revenue of the entire USCIS business was essentially flat, the operating expense of maintaining the databases, products, and customer support capabilities required for the business increased by 2.4%, reflecting annual compensation increases and enhanced product, processing and support capabilities.

International

International	Twelve Months Ended December 31,			Change

				2008 vs. 2007			2007 vs. 2006
(Dollars in millions)	2008	2007	2006	$	%		$	%

Operating revenue:
Europe	$175.0	$183.8	$153.6	$(8.8)	(5)%		$30.2	20%
Latin America	219.9	182.5	154.0	37.4	20%		28.5	19%
Canada Consumer	110.8	106.5	95.2	4.3	4%		11.3	12%

Total operating revenue	$505.7	$472.8	$402.8	$32.9	7%		$70.0	17%

% of consolidated revenue	26%	26%	26%
Total operating income	$149.9	$141.1	$118.1	$8.8	6%		$23.0	20%
Operating margin	29.6%	29.8%	29.3%		(0.2	) pts		0.5	pts

For 2008, as compared to 2007, revenue increased primarily due to growth in Latin America and Canada; offset by a decline in Europe due to weakness in the U.K. economy. Local currency fluctuation against the U.S. dollar minimally impacted our International revenue in 2008 and provided a favorable impact in 2007 of $31.0 million, or 7%. In local currency, revenue was up 7% in 2008 and 10% in 2007, when compared to the prior year. The 2007 increase in revenue, as compared to 2006, is attributable to growth in all three geographical areas. As noted above regarding our consolidated operating revenue, if foreign exchange rates remain at levels consistent with December 31, 2008, foreign currency translation would negatively impact expected 2009 revenue by approximately $80 million.

Europe. The decrease in revenue for 2008, as compared to 2007, was primarily due to the impact of foreign currency. Local currency fluctuation against the U.S. dollar negatively impacted Europe revenue by $8.4 million, or 5%, for 2008, when compared to 2007. Growth in the U.K. in the first half of 2008 was offset by declines in revenue, when compared to 2007, in the last six months of 2008 attributable to the weakening U.K. economy. The 2007 increase in revenue, as compared to 2006, was mainly attributable to our consumer risk products, with volume increases in the U.K. and new customers and pricing management strategies in Spain and Portugal. Local currency fluctuation against the U.S. dollar favorably impacted 2007 Europe revenue growth by $14.6 million, or 10%, as revenue was up 10% in local currency.

Latin America. For 2008, as compared to 2007, increased revenue was driven by double-digit growth in all countries in which we operate. Local currency fluctuation against the U.S. dollar favorably impacted Latin America revenue growth by $9.3 million, or 5%, for 2008, when compared to 2007, as revenue in local currency grew 15%, when comparing these periods. This broad-based revenue growth was primarily due to higher volumes related to our online solutions, enabling technologies and marketing products, as well as a new contract in Brazil to provide data to a large regional consumer services data provider. The increases were also impacted by acquisitions of several small businesses in Ecuador, Chile, Argentina, Brazil and El Salvador during 2008.

The 2007 increase in revenue, as compared to 2006, was driven by double-digit sales growth in six of the seven country markets in which we operate, primarily due to higher volumes of our online solutions, enabling technologies and marketing products. This was partially offset by weaker performance, in local currency, from Brazil due to increased competition, as volumes from small- and medium-sized commercial customers declined. Local currency fluctuation against the U.S. dollar favorably impacted our Latin America revenue growth by $10.2 million, or 7%, as revenue grew 12% in local currency in 2007.

Canada Consumer. For 2008, as compared to 2007, revenue growth was driven by higher prices and volume related to our marketing services and technology products. Local currency fluctuation against the U.S. dollar favorably impacted revenue growth by $1.2 million, or 1%, and revenue in local currency grew 3% for 2008, as compared to 2007. Although revenue increased year over year, revenue growth during the first nine months of 2008 was partially offset by weakness in the fourth quarter revenue due to the stronger U.S. dollar and deteriorating conditions in the Canadian economy. The 2007 increase in revenue, as compared to 2006, was primarily driven by price and volume increases for our consumer risk products, as well as increased volumes for marketing products. Local currency fluctuation against the U.S. dollar favorably impacted revenue growth by $6.1 million, or 6%, as revenue grew 6% in local currency in 2007.

International Operating Margin. Operating margin for 2008 was relatively flat at 29.6%, when compared to 2007 as operating expenses for the overall International business were generally managed in line with revenue. The 2007 increase in operating margin, as compared to 2006, was primarily driven by revenue growth, partially offset by higher production costs and increased salary costs due to additional headcount as we invest for international growth. The increase in production costs was impacted by certain vendor price reductions received by our European business during 2006 that did not recur in 2007. We also invested in our Canada Consumer business for mainframe and data center improvements.

TALX

TALX	Twelve Months Ended December 31,			Change

				2008 vs. 2007			2007 vs. 2006
(Dollars in millions)	2008	2007	2006	$	%		$	%

Operating revenue:
The Work Number	$131.9	$72.6	$—	59.3	82%		nm	nm
Tax and Talent Management	173.2	106.8	—	66.4	62%		nm	nm

Total operating revenue	$305.1	$179.4	$—	125.7	70%		nm	nm

% of consolidated revenue	16%	10%	nm
Total operating income	$53.1	$29.3	$—	23.8	81%		nm	nm
Operating margin	17.4%	16.3%	nm		1.1	pts		nm

nm — not meaningful

The financial results of TALX's operations are included in our Consolidated Financial Statements beginning on May 15, 2007, resulting in a partial period for 2007. This is the primary reason for the significant increase in revenue for 2008, as compared to 2007. The Work Number revenue for the third and fourth quarters of 2008, as compared to the same periods in 2007, increased 12 percent due to growth in the government and consumer collections sectors. For Tax and Talent Management Services, revenue declined two percent for the third and fourth quarters of 2008, as compared to 2007, as a result of reduced government hiring activity which impacted our Talent Management business. This decrease was partially offset by steady growth in Tax Management Services, driven by increased unemployment compensation claims activity.

TALX acquisition-related amortization expense was $54.5 million for 2008, compared to $34.0 million for 2007. Total employment records in The Work Number database increased during the year to 188.9 million at December 31, 2008, compared to 165.9 million at December 31, 2007.

North America Personal Solutions

North America Personal Solutions	Twelve Months Ended December 31,			Change

				2008 vs. 2007			2007 vs. 2006
(Dollars in millions)	2008	2007	2006	$	%		$	%

Total operating revenue	$162.6	$153.5	$126.0	$9.1	6%		$27.5	22%
% of consolidated revenue	8%	8%	8%
Total operating income	$46.3	$34.0	$13.6	$12.3	36%		$20.4	150%
Operating margin	28.4%	22.1%	10.8%		6.3	pts		11.3	pts

For 2008, as compared to 2007, revenue increased primarily due to higher subscription revenue associated with our 3-in-1 Monitoring, ScoreWatch, CreditWatch, ID Patrol and Credit Report Control products, partially offset by declines in transaction revenue and breach revenue. Although revenue increased year over year, revenue growth during the first nine months of 2008 was partially offset by a three percent decline in fourth quarter revenue due to lower breach, partner and transaction-based revenue caused in part by the weakness in the U.S. economy. Subscription customers totaled 1.2 million at December 31, 2008. The increase in operating margin in 2008 is mainly due to continued subscription-based revenue growth and reduced operating expenses driven by reduced customer support costs, when compared to 2007.

The 2007 increase in revenue, as compared to 2006, was primarily due to higher subscription revenue associated with our 3-in-1 Monitoring, ScoreWatch and Credit Watch products. Subscription customers grew to 1.3 million in 2007, up from 1.0 million in 2006. This increase was partially offset by declining transactional revenue associated with our Credit Profiles, Score Power and Credit Rankings products. During 2007, we also increased revenues through targeted advertising, improvement in the conversion of inquiries to sales, and growth in services provided in third-party data breaches. The 2007 increase in operating margin, as compared to 2006, was mainly due to continued subscription-based revenue growth, $5.0 million operating expense impact of legal contingencies in 2006 that did not recur in 2007, and decreased advertising expense due to a reduction in radio advertising. This improvement was partially offset by higher personnel and training costs due to higher call center volumes and the addition of a second outsourced call center in 2007.

North America Commercial Solutions

North America Commercial Solutions	Twelve Months Ended December 31,			Change

				2008 vs. 2007			2007 vs. 2006
(Dollars in millions)	2008	2007	2006	$	%		$	%

Total operating revenue	$71.5	$67.6	$49.4	$3.9	6%		$18.2	37%
% of consolidated revenue	4%	3%	3%
Total operating income	$13.6	$12.0	$9.9	$1.6	13%		$2.1	21%
Operating margin	19.0%	17.7%	20.2%		1.3	pts		(2.5	) pts

For 2008, as compared to 2007, revenue increased mainly due to higher sales volume for products in our U.S. Commercial business, as well as $0.3 million, or 1%, of favorable foreign currency impact. Although revenue increased year over year, revenue grew at low double digit rates during the first half of the year, but was essentially flat with the prior year in local currency due to increasing weakness in the U.S. and Canadian economies in the second half of the year. Online transaction volume for U.S. commercial credit information products increased to 4.9 million during 2008, up 4%, from 2007. For 2008, as compared to 2007, operating margin increased primarily due to revenue growth in our U.S. Commercial business partially offset by increased personnel and software costs as we continue to invest for future growth.

The increase in revenue in 2007, as compared to 2006, was primarily due to our October 2006 acquisition of Austin-Tetra and volume growth in the U.S. and Canada as we continue to expand the markets for our commercial credit information and marketing products. Of the 37% revenue growth in 2007, as compared to 2006, Austin-Tetra contributed 14% and Canada currency fluctuation against the U.S. dollar favorably impacted revenue by 3%, or $1.5 million. The remaining 20% of revenue growth in 2007, as compared to 2006, was due to organic growth within our legacy North America Commercial Solutions product offerings. Online transaction volume for our U.S. commercial credit information products was 4.7 million in 2007, up from 3.6 million in 2006. The 2007 decrease in operating margin was primarily attributable to increased volume-related costs and our investing for future growth in this segment, including higher salary costs in 2007 due to additional headcount.

General Corporate Expense

General Corporate Expense	Twelve Months Ended December 31,			Change

				2008 vs. 2007		2007 vs. 2006
(Dollars in millions)	2008	2007	2006	$	%	$	%

General corporate expense	$122.8	$113.7	$101.2	$9.1	8%	$12.5	12%

Our general corporate expenses are costs that are incurred at the corporate level and include those expenses impacted by corporate direction, such as shared services, administrative, legal, equity compensation costs and restructuring expenses. General corporate expenses for 2008, as compared to 2007, increased primarily as a result of a $16.8 million restructuring and asset write-down charge during 2008, which consisted of a $10.3 million charge related to headcount reductions, a $4.1 million charge associated with certain contractual costs and a

$2.4 million software write-down charge, all related to our business realignment. This increase was partially offset by reduced incentive costs, litigation and payroll tax. We expect an additional workforce reduction charge of $6 million to $8 million in the first quarter of 2009.

The 2007 increase in general corporate expense, as compared to 2006, was primarily driven by our acquisition of TALX; higher litigation costs; expansion of corporate capabilities in key support areas, including marketing; and expenditures to enhance certain technology processes and development capabilities to support continued long-term growth and operating efficiency.

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

Sources and Uses of Cash

Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. Despite the capital markets turmoil that emerged in September 2008, which had an adverse impact on our ability to utilize commercial paper as a source of funds in the fourth quarter, we continue to have access to short-term liquidity through our Senior Credit Facility. Conditions have improved and we have returned to utilization of our commercial paper program since year end; however, if conditions were to deteriorate, we are able to rely on our Senior Credit Facility, which does not mature until July 2011. At December 31, 2008, we had $427.0 million available to borrow on our Senior Credit Facility. Based on information available to us, we have no indication that the financial institutions included in our Senior Credit Facility would be unable to fulfill their commitments as of the filing date of this Form 10-K. Additionally, our Senior Credit Facility does not include a provision under which lenders could refuse to allow us to borrow under this facility in the event of a material adverse change in our financial condition as long as we are in compliance with the covenants in the agreement. We believe that funds generated from expected results of operations and available cash and cash equivalents will be sufficient to finance our anticipated working capital and other cash requirements (such as capital expenditures, interest payments, potential pension funding contributions, dividend payments and stock repurchases, if any) for the foreseeable future.

If the capital and credit markets continue to experience volatility and the availability of funds remains limited in 2009, we could incur increased costs associated with issuing commercial paper and/or other debt instruments. In addition, it is possible that our ability to access the capital and credit markets may be limited by these or other factors at a time when we would like, or need, to do so, which could have an impact on our ability to react to changing economic and business conditions. See further discussion of our borrowings and credit facility availability below.

Information about our cash flows, by category, is presented in the consolidated statement of cash flows. The following table summarizes our cash flows for the twelve months ended December 31, 2008, 2007 and 2006:

Net cash provided by (used in):	Twelve Months Ended December 31,			Change

				2008 vs. 2007		2007 vs. 2006
(Dollars in millions)	2008	2007	2006	$	%	$	%

Operating activities	$444.7	$449.9	$372.1	$(5.2)	(1)%	$77.8	21%
Investing activities	$(141.6)	$(422.3)	$(86.8)	$280.7	nm	$(335.5)	nm
Financing activities	$(315.7)	$(17.6)	$(255.0)	$(298.1)	nm	$237.4	nm

nm — not meaningful

Operating Activities

Cash provided by operations in 2008 of $444.7 million was one percent less than 2007. Although 2008 net income was flat when compared to 2007, higher depreciation and amortization expense and improved accounts receivable collections were offset by year to year reductions in operating liabilities.

The 2007 increase in operating cash flow, as compared to 2006, was primarily due to incremental income from our TALX acquisition, revenue growth in our existing businesses and positive changes in our working capital, partially offset by increased interest payments.

Fund Transfer Limitations. The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited, in some cases, by certain restrictions imposed by foreign governments; these restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.

Investing Activities

Capital Expenditures

Net cash used in:	Twelve Months Ended December 31,			Change

(Dollars in millions)	2008	2007	2006	2008 vs. 2007	2007 vs. 2006

Capital expenditures	$110.5	$118.5	$52.0	$(8.0)	$66.5

Our capital expenditures are used for developing, enhancing and deploying new and existing software in support of our expanding product set, replacing or adding equipment, updating systems for regulatory compliance, the licensing of software applications and investing in system reliability, security and disaster recovery enhancements. During 2007, our capital expenditures increased due to the purchase of our data center facility in Atlanta, Georgia for cash consideration of approximately $30 million, as well as the assumption of the prior owner's $12.5 million mortgage obligation due in 2012, and improvements made to this facility. Capital expenditures in 2008 continued to be higher than the periods prior to 2007 due to completion of improvements of our data center. We expect capital expenditures in 2009 to be less than 2008 or 2007, due to substantial completion of the Atlanta data center improvements, but still in the range of $75 million to $100 million, as we continue to invest for growth.

Acquisitions and Investments

Net cash used in:	Twelve Months Ended December 31,			Change

(Dollars in millions)	2008	2007	2006	2008 vs. 2007	2007 vs. 2006

Acquisitions, net of cash acquired	$27.4	$303.8	$34.8	$(276.4)	$269.0
Investment in unconsolidated affiliates	$3.7	$—	$—	$3.7	$—

2008 Acquisitions and Investments. To further enhance our market share and grow our credit data business, during the twelve months ended December 31, 2008, we completed nine acquisitions and investments in small businesses totaling $27.4 million, net of cash acquired. Six of the transactions were in our International segment, two within our U.S. Consumer Information Solutions segment and one within our TALX segment. The acquisition within our TALX segment, completed in the fourth quarter of 2008, is subject to a contingent earn-out payment not to exceed $6.0 million measured on the accomplishment of 2009 revenue targets. The results of these acquisitions are not material.

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

2007 Acquisitions. On May 15, 2007, we acquired all the outstanding shares of TALX. Under the terms of the transaction, we issued 20.6 million shares of Equifax treasury stock and 1.9 million fully-vested options to purchase Equifax common stock, and paid approximately $288.1 million in cash, net of cash acquired. We also assumed TALX's outstanding debt, which had a fair value totaling $177.6 million at May 15, 2007. We financed the cash portion of the acquisition and $96.6 million outstanding on the TALX revolving credit facility at the date of acquisition initially with borrowings under our Senior Credit Facility, and subsequently refinanced this debt in the second quarter of 2007 with ten- and thirty-year notes. Subsequent to the date of the acquisition, we paid $4.1 million to the former owners of a company purchased by TALX pursuant to an earn-out agreement.

On October 19, 2007, in order to continue to grow our credit data business, our Peruvian subsidiary purchased 100% of the stock of a credit reporting business located in Peru for cash consideration of approximately $8.0 million.

2006 Acquisitions. On October 6, 2006, we acquired Austin Consolidated Holdings, Inc., known as Austin-Tetra, for $34.4 million in cash. Austin-Tetra is a provider of business-to-business data management and enhancement services to the commercial market.

For additional information about our acquisitions, see Note 2 of the Notes to Consolidated Financial Statements in this Form 10-K.

Financing Activities

Borrowings and Credit Facility Availability

Net cash provided by (used in):	Twelve Months Ended December 31,			Change

(Dollars in millions)	2008	2007	2006	2008 vs. 2007	2007 vs. 2006

Net short-term (repayments) borrowings	$(184.8)	$139.7	$(12.2)	$(324.5)	$151.9
Net borrowings (repayments) under long-term revolving credit facilities	$45.0	$253.4	$(40.0)	$(208.4)	$293.4
Payments on long-term debt	$(17.8)	$(250.0)	$—	$232.2	$(250.0)
Proceeds from issuance of long-term debt	$2.3	$545.7	$—	$(543.4)	$545.7

Credit Facility Availability. Equifax's $850.0 million five-year unsecured revolving credit facility (which we refer to as the Senior Credit Facility), with a group of banks expires in July 2011.

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

In June 2008, we entered into a new 364-day revolving credit agreement with a Canadian financial institution that replaced a previous credit facility with the bank; the permitted borrowings were increased from C$10.0 million (denominated in Canadian dollars) to C$40.0 million and financial and other covenants were updated and conformed to those contained in our Senior Credit Facility. The new Canadian Credit Facility terminates in June 2009 and is available for general corporate purposes.

At December 31, 2008, $420.0 million was outstanding under the Senior Credit Facility, which is included in long-term debt on our Consolidated Balance Sheet; and $25.8 million was outstanding under our short-term Canadian Credit Facility; and $3.0 million in commercial paper notes was outstanding. The weighted-average interest rate on these borrowings, all with maturities less than 90 days, was 2.1% per annum. At December 31, 2008, a total of $434.0 million was available under our committed credit facilities. Although outstanding commercial paper borrowings at December 31, 2008 were significantly less than the $219.5 million of borrowings outstanding at December 31, 2007, this decrease was driven by our effort to lower the effective cost of our variable rate borrowing by alternating borrowing under our Senior Credit Facility and through the commercial paper program, when available, based on the rates available to us.

At December 31, 2008, approximately 63% of our debt was fixed-rate debt and 37% was variable-rate debt. Our variable-rate debt, consisting of commercial paper notes and borrowings under our credit facilities, generally bears interest based on a specified margin plus a base rate (LIBOR) or on commercial paper rates. The interest rates reset periodically, depending on the terms of the respective financing arrangements. At December 31, 2008, interest rates on our variable-rate debt ranged from 1.7% to 2.4%.

Borrowing and Repayment Activity. Net short-term (repayments) borrowings during 2008 and 2007 primarily represent activity under our commercial paper program, which is backstopped by our Senior Credit Facility as described above, as well as activity under our Canadian Credit Facility in 2008. In 2008, the activity in this balance primarily reflects the net repayment of $216.5 million of the balance outstanding on our commercial paper notes at December 31, 2007, offset by the increase of $25.8 million in borrowings under our Canadian Credit Facility. In 2007, net borrowing activity under our commercial paper program was partially offset by net repayments under our trade receivables-backed revolving credit facility, which we elected to terminate on November 29, 2007. The 2006 net short-term (repayments) borrowings represent activity under our trade receivables-backed revolving credit facility.

Net borrowings (repayments) under long-term revolving credit facilities during 2008, 2007 and 2006 relate to activity on our Senior Credit Facility. Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. In 2008, the net borrowing activity under long-term revolving credit facilities primarily represents our pay down of $216.5 million of commercial paper notes outstanding at December 31, 2007 from cash from operations and borrowings under our Senior Credit Facility to lower the average cost of our debt and due to the adverse conditions in the commercial paper market discussed above. In 2007, the net borrowing activity under long-term revolving credit facilities primarily represents our refinancing of the $250.0 million principal amount relating to our 4.95% notes in November 2007. During 2008, we purchased $20.0 million principal amount of the ten-year senior notes issued in 2007 for $14.3 million. There were no material payments on long-term debt during 2006.

On June 28, 2007, we issued $300.0 million principal amount of 6.3%, ten-year senior notes and $250.0 million principal amount of 7.0%, thirty-year senior notes, which we refer to collectively as the Senior Notes, in underwritten public offerings. We used a portion of the net proceeds from the sale of the Senior Notes to reduce the amount outstanding in our commercial paper program. In conjunction with the sale of the Senior Notes, we entered into cash flow hedges on $200.0 million and $250.0 million notional amount, respectively, of ten-year and thirty-year treasury notes. These hedges were settled in cash on June 25 and 26, 2007, respectively, the date the Senior

Notes were sold, requiring a cash payment by us of $1.9 million and $3.0 million, respectively. There were no material proceeds from the issuance of long-term debt during 2008 and 2006.

Debt Covenants. Our outstanding indentures and comparable instruments contain customary covenants including for example limits on the incurrence of secured debt and sale/leaseback transactions. In addition, our Senior Credit Facility and Canadian Credit Facility each require us to maintain a maximum leverage ratio of not more than 3.5 to 1.0. Our leverage ratio was 1.98 to 1.0 at December 31, 2008. None of these covenants are considered restrictive to our operations and, as of December 31, 2008, we were in compliance with all of our debt covenants.

We do not have any credit rating triggers that would accelerate the maturity of a material amount of our outstanding debt; however, our Senior Notes, discussed above, contain change in control provisions. If we experience a change of control or publicly announce our intention to effect a change of control and the rating on the Senior Notes is lowered by each of Standard & Poor's, or S&P, and Moody's Investors Service, or Moody's, below an investment grade rating within 60 days of such change of control or notice thereof, then we will be required to offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest.

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

Long-term ratings of BBB- and Baa3 or better by S&P and Moody's, respectively, reflect ratings on debt obligations that fall within a band of credit quality considered to be "investment grade". At December 31, 2008, the long-term ratings for our obligations were BBB+ and Baa1, which are consistent with the ratings and outlooks which existed at December 31, 2007. A downgrade in our credit rating would increase the cost of borrowings under our commercial paper program and credit facilities, and could limit, or in the case of a significant downgrade, preclude our ability to issue commercial paper. If our credit ratings were to decline to lower levels, we could experience increases in the interest cost for any new debt. In addition, the market's demand for, and thus our ability to readily issue, new debt could become further influenced by the economic and credit market environment.

For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 4 of the Notes to Consolidated Financial Statements in this Form 10-K.

Equity Transactions

Net cash provided by (used in):	Twelve Months Ended December 31,			Change

(Dollars in millions)	2008	2007	2006	2008 vs. 2007	2007 vs. 2006

Treasury stock repurchases	$(155.7)	$(718.7)	$(215.2)	$563.0	$(503.5)
Dividends paid	$(20.5)	$(20.7)	$(20.3)	$0.2	$(0.4)
Proceeds from exercise of stock options	$14.7	$31.6	$26.1	$(16.9)	$5.5
Excess tax benefits from stock-based compensation plans	$2.1	$7.0	$7.2	$(4.9)	$(0.2)

Sources and uses of cash related to equity during the twelve months ended December 31, 2008, 2007 and 2006 were as follows:

•
Under share repurchase programs authorized by our Board of Directors, we purchased 4.5 million, 17.9 million and 6.0 million common shares on the open market during the twelve months ended December 31, 2008, 2007 and 2006, respectively, for $155.7 million, $718.7 million and $212.7 million, respectively, at an average price per common share of $34.41, $40.12 and $35.64, respectively. At December 31, 2008, the Company had $158.2 million remaining for stock repurchases under the existing Board authorization.

  As of February 20, 2009, we had acquired an additional 0.4 million shares for $9.1 million since December 31, 2008.

•
During the twelve months ended December 31, 2008, 2007 and 2006, we paid cash dividends of $20.5 million, $20.7 million and $20.3 million, respectively, at $0.16 per share for all periods.

Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual obligations and commitments as of December 31, 2008. The table excludes commitments that are contingent based on events or factors uncertain at this time. Some of the excluded commitments are discussed below the footnotes to the table.

	Payments due by

(In millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter

Debt(1)	$1,217.3	$31.9	$458.9	$31.5	$695.0
Operating leases(2)	122.7	20.6	28.4	18.5	55.2
Data processing, outsourcing agreements and other purchase obligations(3)	305.3	91.2	125.8	81.3	7.0
Other long-term liabilities(4)(6)	89.9	9.1	15.4	8.8	56.6
Interest payments(5)	941.9	60.7	117.0	93.6	670.6

	$2,677.1	$213.5	$745.5	$233.7	$1,484.4

(1)
The amounts are gross of unamortized discounts totaling $2.1 million and a purchase accounting fair value adjustment of $4.1 million at December 31, 2008. Total debt on our Consolidated Balance Sheets is net of the unamortized discounts and fair value adjustment.
(2)
Our operating lease obligations principally involve office space and equipment, which includes the lease associated with our headquarters building that expires in 2010 and the ground lease associated with our headquarters building that expires in 2048.
(3)
These agreements primarily represent our minimum contractual obligations for services that we outsource associated with our computer data processing operations and related functions, and certain administrative functions. These agreements expire between 2009 and 2013.
(4)
These long-term liabilities primarily relate to obligations associated with certain pension, postretirement and other compensation-related plans, some of which are discounted in accordance with U.S. generally accepted accounting principles, or GAAP. We made certain assumptions about the timing of such future payments. In the table above, we have not included amounts related to future pension plan obligations, as such required funding amounts beyond 2009 have not been deemed necessary due to our current expectations regarding future plan asset performance. During January 2009, we made a $15.0 million contribution to fund our Equifax Inc. Pension Plan.
(5)
For future interest payments on related variable-rate debt, which is generally based on LIBOR or commercial paper plus a specified margin, we used the variable rate in effect at December 31, 2008 to calculate these payments. The variable portion of the rate at December 31, 2008 (excluding the margin and facility fees) was between 1.7% and 2.4% for substantially all of our variable-rate debt. Future interest payments related to our $850.0 million revolving credit facility and our commercial paper program are based on the borrowings outstanding at December 31, 2008 through their respective maturity dates, assuming such borrowings are outstanding until that time. Future interest payments may be different depending on future borrowing activity under this revolving credit facility.
(6)
This table excludes $22.3 million of unrecognized tax benefits, including interest and penalties, as we cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities.

A potential significant future use of cash would be the payment to Computer Sciences Corporation, or CSC, if it were to exercise its option to sell its credit reporting business to us at any time prior to 2013. The option exercise price would be determined by agreement or by an appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if the option had been exercised at December 31, 2008, the price range would have been approximately $600.0 million to

$675.0 million. This estimate is based solely on our internal analysis of the value of the business, current market conditions and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than our estimate. Our agreement with CSC, which expires on July 31, 2018, also provides us with an option to purchase its credit reporting business if it does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. If CSC were to exercise its option, or if we were able to and decided to exercise our option, then we would have to obtain additional sources of funding. We believe that this funding would be available from sources such as additional bank lines of credit and the capital markets for debt and/or equity financing. However, the availability and terms of any such capital financing would be subject to a number of factors, including credit market conditions, the state of the equity markets, general economic conditions, our credit ratings and our financial performance and condition.

Off-Balance Sheet Transactions

Other than facility leasing arrangements and limited foreign currency hedge activity, we do not engage in off-balance sheet financing activities. In 1998, we entered into a synthetic lease on our Atlanta corporate headquarters building in order to obtain favorable financing terms with regard to this facility. This $29.0 million lease expires in March 2010. Lease payments for the remaining term totaled $2.2 million at December 31, 2008. Under this synthetic lease arrangement, we have guaranteed the residual value of the leased property to the lessor. In the event that the property were to be sold by the lessor at the end of the lease term, we would be responsible for any shortfall of the sales proceeds, up to a maximum amount of $23.2 million, which equals 80% of the value of the property at the beginning of the lease term. The liability for this shortfall, which was $1.9 million at December 31, 2008, is recorded in other long-term liabilities on our Consolidated Balance Sheets.

Pursuant to the terms of the industrial revenue bonds, we transferred title of certain fixed assets with a cost of $28.4 million, as of December 31, 2008, to a local governmental authority in the U.S. to receive a property tax abatement related to economic development. The title to these assets will revert back to us upon retirement or cancellation of the applicable bonds. These fixed assets are still recognized in the Company's Consolidated Balance Sheet as all risks and rewards remain with the Company.

Letters of Credit and Guarantees

We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit was not material at December 31, 2008, and all have a maturity of two years or less. Guarantees are issued from time to time to support the needs of our operating units.

In connection with the sale of our risk management collections business to RMA Holdings, LLC, or RMA, in October 2000, we guaranteed the operating lease payments of a partnership affiliated with RMA to a lender of the partnership pursuant to a term loan. The operating lease, which expires December 31, 2011, has a remaining balance of $4.0 million, based on the undiscounted value of remaining lease payments, including real estate taxes, at December 31, 2008. On September 12, 2005, RMA sold substantially all of its assets to NCO Group, Inc., or NCO. In conjunction with this sale, NCO agreed to assume the operating lease obligations discussed above, which we will continue to guarantee. We believe that the likelihood of demand for payment by us is minimal and expect no material losses to occur related to this guarantee. Accordingly, we do not have a liability on our Consolidated Balance Sheets at December 31, 2008 or 2007 related to this guarantee.

Benefit Plans

At December 31, 2008, our U.S. Retirement Income Plan, or USRIP, and the Equifax Inc. Pension Plan, or EIPP, met or exceeded ERISA's minimum funding requirements. In January 2009, 2007 and 2006, we made contributions of $15.0 million, $12.0 million and $20.0 million, respectively, to the EIPP. We also made a $2.0 million discretionary contribution in 2006 to fund certain other post-retirement benefit plans. In the future, we will make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and liquidity needs. We believe additional funding contributions, if any, would not prevent us from continuing to meet our liquidity needs, which are primarily funded from cash flows generated by operating activities, available cash and cash equivalents, and our credit facilities.

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

Seasonality

We experience seasonality in certain of our revenue streams. Revenue generated from The Work Number and Tax and Talent Management business units within the TALX operating segment is generally higher in the first quarter due primarily to the provision of Form W-2 preparation services which occur in the first quarter each year. Revenue from our OCIS and Mortgage Solutions business units tends to increase in periods of the year in which our customers have higher volumes of credit granting decisions, most commonly the second and third calendar quarters.

Effects of Inflation and Changes in Foreign Currency Exchange Rates

Equifax's operating results are not materially affected by inflation, although inflation may result in increases in the Company's expenses, which may not be readily recoverable in the price of services offered. To the extent inflation results in rising interest rates and has other adverse effects upon the securities markets and upon the value of financial instruments, it may adversely affect the Company's financial position and profitability.

A significant portion of the Company's business is conducted in currencies other than the U.S. dollar, and changes in foreign exchange rates relative to the U.S. dollar can therefore affect the value of non-U.S. dollar net assets, revenues and expenses. Potential exposures as a result of these fluctuations in currencies are closely monitored. Although the Company historically has not adopted strategies designed to reduce the impact of these fluctuations on the Company's financial performance, where cost-justified the Company may elect to do so in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the Notes to Consolidated Financial Statements in this Form 10-K.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's Consolidated Financial Statements are prepared in conformity with U.S. GAAP. This requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our Consolidated Financial Statements and the Notes to Consolidated Financial Statements The following accounting policies involve a critical accounting estimate because they are particularly dependent on estimates and assumptions made by management about matters that are uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period, either of which may have a material impact on the presentation of our Consolidated Balance Sheets and Statements of Income. We also have other significant accounting policies which involve the use of estimates, judgments and assumptions that are relevant to understanding our results. For additional information about these policies, see Note 1 of the Notes to Consolidated Financial Statements in this Form 10-K. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

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

Judgments and uncertainties — Each element of a multiple element arrangement must be considered separately to ensure that appropriate accounting is performed for these deliverables. These considerations include assessing the price at which the element is sold compared to its relative fair value; concluding when the element will be delivered; and determining whether any contingencies exist in the related customer contract that impact the prices paid to us for the services.

For certain contracts containing multiple elements, the total arrangement fee is allocated to the undelivered elements based on their relative fair values and to the initial delivered elements using the residual method. If we are unable to unbundle the arrangement into separate elements for accounting or fair value is not known for any undelivered elements, arrangement consideration may only be recognized as the final contract element is delivered to our customer.

In addition, the determination of certain of our marketing information services and tax management services revenue requires the use of estimates, principally related to transaction volumes in instances where these volumes are reported to us by our clients on a monthly basis in arrears. In these instances, we estimate transaction volumes based on average actual volumes reported in the past. Differences between our estimates and actual final volumes reported are recorded in the period in which actual volumes are reported.

Effects if actual results differ from assumptions — We have not experienced significant variances between our estimates of marketing information services revenues reported to us by our customers and actual reported volumes in the past. We monitor actual volumes to ensure that we will continue to make reasonable estimates in the future. If we determine that we are unable to make reasonable future estimates, revenue may be deferred until actual customer data is obtained. However, if actual results are not consistent with our estimates and assumptions, or if our customer arrangements become more complex or include more bundled offerings in the future, we may be required to recognize revenue differently in the future to account for these changes. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to recognize revenue.

Goodwill and Indefinite-Lived Intangible Assets

We review goodwill and indefinite-lived intangible assets for impairment annually (as of September 30) and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", or SFAS 142. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, or competition, sale or disposition of a significant portion of a reporting unit.

Judgments and uncertainties — The provisions of SFAS 142 require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are one level below our operating segments and represent our various business lines. We determine the fair value of our reporting units based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on estimated future discounted cash flows. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.

SFAS 142 also requires that the fair value of intangible assets with indefinite lives be estimated and compared to the carrying value. We estimate the fair value of these intangible assets using an income approach. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.

Determining the fair value of a reporting unit or an indefinite-lived intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include, but are not limited to, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, foreign currency exchange rates and estimates of capital charges. Changes in these estimates and assumptions could materially affect the determination of fair value.

Effect if actual results differ from assumptions — We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. Additionally, we do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to an impairment charge that could be material.

Loss Contingencies

We are subject to various proceedings, lawsuits and claims arising in the normal course of our business. In accordance with SFAS No. 5, "Accounting for Contingencies," we determine whether to disclose and/or accrue for loss contingencies based on our assessment of whether the potential loss is probable, reasonably possible or remote.

Judgments and uncertainties — We periodically review claims and legal proceedings and assess whether we have potential financial exposure based on consultation with internal and outside legal counsel and other advisors. If the likelihood of an adverse outcome from any claim or legal proceeding is probable and the amount can be reasonably estimated, we record a liability in our Consolidated Balance Sheet for the estimated settlement costs. If the likelihood of an adverse outcome is reasonably possible, but not probable, we provide disclosures related to the potential loss contingency. Our assumptions related to loss contingencies are inherently subjective.

Effect if actual results differ from assumptions — We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine loss contingencies. However, if facts and circumstances change in the future that change our belief regarding assumptions used to determine our estimates, we may be exposed to a loss that could be material.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," and FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109." We record deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. We periodically assess the likelihood that our net deferred tax assets will be recovered from future taxable income or other tax planning strategies. To the extent that we believe that recovery is not likely, we must establish a valuation allowance to reduce the deferred tax asset to the amount we estimate will be recoverable.

Our income tax provisions are based on assumptions and calculations which will be subject to examination by various tax authorities. We record tax benefits for positions in which we believe are more likely than not of being sustained under such examinations. Regularly, we assess the potential outcome of such examinations to determine the adequacy of our income tax accruals.

Judgments and uncertainties — We consider accounting for income taxes critical because management is required to make significant judgments in determining our provision for income taxes, our deferred tax assets and liabilities, and our future taxable income for purposes of assessing our ability to realize any future benefit from our deferred tax assets. These judgments and estimates are affected by our expectations of future taxable income, mix of earnings among different taxing jurisdictions, and timing of the reversal of deferred tax assets and liabilities.

We also use our judgment to determine whether it is more likely than not that we will sustain positions that we have taken on tax returns and, if so, the amount of benefit to initially recognize within our financial statements. We regularly review our uncertain tax positions and adjust our unrecognized tax benefits in light of changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. These adjustments to our unrecognized tax benefits may affect our income tax expense. Settlement of uncertain tax positions may require use of our cash. At December 31, 2008, we have $22.3 million recorded for uncertain tax benefits, including interest and penalties, of which it is reasonably possible that up to $6.0 million of our unrecognized tax benefit may change within the next twelve months.

Effect if actual results differ from assumptions — Although management believes that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to increases or decreases in income tax expense that could be material.

Pension and Other Postretirement Plans

Our pension and other postretirement plans are accounted for in accordance with SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R)." Actuarial valuations are used in determining our benefit obligation and net periodic benefit cost as required by SFAS No. 87, "Employers' Accounting for Pension," or SFAS 87, and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". We consider accounting for our U.S. and Canadian pension and other postretirement plans critical because management is required to make significant subjective judgments about a number of actuarial assumptions, which include discount rates, salary growth, expected return on plan assets, interest cost and mortality rates.

Judgments and uncertainties — We believe that the most significant assumptions related to our net periodic benefit cost are (1) the discount rate and (2) the expected return on plan assets.

We determine our discount rates primarily based on high-quality, fixed-income investments and yield-to-maturity analysis specific to our estimated future benefit payments available as of the measurement date. Discount rates are reset annually on the measurement date to reflect current market conditions. We use a publicly published yield curve updated monthly to develop our discount rates. The yield curve provides discount rates related to a dedicated high-quality bond portfolio whose cash flows extend beyond the current period, from which we choose a rate matched to the expected benefit payments required for each plan.

The expected rate of return on plan assets is based on both our historical returns and forecasted future investment returns by asset class, as provided by our external investment advisor. Prior to 2008, the U.S. Pension Plans investment returns were 10.9%, 13.0% and 7.5% over three, five and ten years, respectively. The returns exceeded the S&P 500 returns for similar periods of time primarily due to an asset allocation strategy where large allocations to alternative asset classes (hedge fund of funds, private equity, real estate and real assets) provided consistently higher returns with a low correlation to equity market returns. These returns historically demonstrate a long-term record of producing returns at or above the expected rate of return. In 2008, the investment returns were approximately negative 20%, exceeding the S&P 500 index returns (over negative 38%), and again reflecting the asset allocation benefit. We feel 2008 investment market returns were abnormal and are not reflective of our expected future investment returns. Our external investment advisor has provided projected ten year investment returns by asset class and, based on our asset allocation strategy, the expected return assumes a return to pre-2008 historical trends.

Under SFAS 87, the expected long-term rate of return is calculated on the market-related value of assets. SFAS 87 allows for the use of an asset value that smoothes actual investment gains and losses on pension and postretirement plan assets over a period up to five years. We have elected to smooth asset gains and losses on our pension plans over the five year period.

Annual differences, if any, between the expected and actual returns are included in the unrecognized net actuarial gain or loss amount. We generally amortize any unrecognized net actuarial gain or loss, in accordance with SFAS 87, in net periodic pension expense over the average future service of active employees or over the remaining lifespan for retired participants. See Note 9 of the Notes to the Consolidated Financial Statements for details on changes in the pension benefit obligation and the fair value of plan assets.

Effect if actual results differ from assumptions — We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that are used in our actuarial valuations. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in pension expense that could be material. Adjusting our expected long-term rate of return (8.00% at December 31, 2008) by 0.5% would change our estimated pension expense in 2009 by approximately $2.9 million. Adjusting our weighted-average discount rate (6.23% at December 31, 2008) by 0.5% would change our estimated pension expense in 2009 by approximately $2.0 million.

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

Foreign Currency Exchange Rate Risk

A substantial majority of our revenue, expense and capital expenditure activities are transacted in U.S. dollars. However, we do transact business in other currencies, primarily the British pound, the Chilean peso, the Euro, the Canadian dollar and the Brazilian real. For most of these foreign currencies, we are a net recipient, and, therefore, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currencies in which we transact significant amounts of business.

We are required to translate, or express in U.S. dollars, the assets and liabilities of our foreign subsidiaries that are denominated or measured in foreign currencies at the applicable year-end rate of exchange on our Consolidated Balance Sheets and income statement items of our foreign subsidiaries at the average rates prevailing during the year. We record the resulting translation adjustment, and gains and losses resulting from the translation of intercompany balances of a long-term investment nature within other comprehensive income, as a component of our shareholders' equity. Other immaterial foreign currency transaction gains and losses are recorded in our Consolidated Statements of Income. We generally do not mitigate the risks associated with fluctuating exchange rates, although we may from time to time through forward contracts or other derivative instruments hedge a portion of our translational foreign currency exposure or exchange rate risks associated with material transactions which are denominated in a foreign currency.

For the year ended December 31, 2008, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2008 would have increased our revenue by $52.3 million and our pre-tax operating profit by $16.2 million. For the year ended December 31, 2007, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2007 would have increased our revenue by $46.1 million and our pre-tax operating profit by $14.4 million. A 10% stronger U.S. dollar would have resulted in similar decreases to our revenue and pre-tax operating profit for 2008 and 2007.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our variable-rate, long-term Senior Credit Facility and commercial paper borrowings. We attempt to achieve the lowest all-in weighted-average cost of debt while simultaneously taking into account the mix of our fixed- and floating-rate debt, and the average life and scheduled maturities of our debt. At December 31, 2008, our weighted average cost of debt was 4.9% and weighted-average life of debt was 11.5 years. At December 31, 2008, 63% of our debt was fixed rate, and the remaining 37% was variable rate. Occasionally we use derivatives to manage our exposure to changes in interest rates by entering into interest rate swaps. A 1% change in the weighted-average interest rate on our variable-rate debt would have reduced our 2008 net income by approximately $5 million.

Based on the amount of outstanding variable-rate debt, we have material exposure to interest rate risk. In the future, if our mix of fixed-rate and variable-rate debt were to change due to additional borrowings under existing or new variable-rate debt, we could have additional exposure to interest rate risk. The nature and amount of our long-term and short-term debt, as well as the proportionate amount of fixed-rate and variable-rate debt, can be expected to vary as a result of future business requirements, market conditions and other factors.

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

Management assessed the effectiveness of Equifax's internal control over financial reporting as of December 31, 2008. Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of Equifax's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of its Board of Directors.

Based on this assessment, management determined that, as of December 31, 2008, Equifax maintained effective internal control over financial reporting. Ernst & Young LLP, the Company's independent registered public accounting firm, has issued an audit report on the Company's internal control over financial reporting as of December 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Equifax Inc.:

We have audited Equifax Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Equifax Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Equifax Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008 of Equifax Inc. and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Equifax Inc.:

We have audited the accompanying consolidated balance sheets of Equifax Inc., as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equifax Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Equifax Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 25, 2009

CONSOLIDATED STATEMENTS OF INCOME

	Twelve Months Ended December 31,

(In millions, except per share amounts)	2008	2007	2006

Operating revenue	$1,935.7	$1,843.0	$1,546.3

Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	778.8	752.0	626.4
Selling, general and administrative expenses	524.3	477.1	401.0
Depreciation and amortization	155.4	127.7	82.8

Total operating expenses	1,458.5	1,356.8	1,110.2

Operating income	477.2	486.2	436.1
Interest expense	(71.3)	(58.5)	(31.9)
Minority interests in earnings, net of tax	(6.2)	(6.1)	(4.5)
Other income, net	6.2	3.0	16.2

Income before income taxes	405.9	424.6	415.9
Provision for income taxes	(133.1)	(151.9)	(141.4)

Net income	$272.8	$272.7	$274.5

Basic earnings per common share	$2.13	$2.07	$2.16

Weighted-average shares used in computing basic earnings per share	128.1	132.0	127.1

Diluted earnings per common share	$2.09	$2.02	$2.12

Weighted-average shares used in computing diluted earnings per share	130.4	135.1	129.4

Dividends per common share	$0.16	$0.16	$0.16

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	December 31,

(In millions, except par values)	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$58.2	$81.6
Trade accounts receivable, net of allowance for doubtful accounts of $14.5 and $8.9 at December 31, 2008 and 2007, respectively	253.4	295.8
Prepaid expenses	22.9	25.8
Other current assets	19.3	21.8

Total current assets	353.8	425.0

Property and equipment:
Capitalized internal-use software and system costs	313.9	292.2
Data processing equipment and furniture	176.6	184.7
Land, buildings and improvements	124.0	89.5

Total property and equipment	614.5	566.4
Less accumulated depreciation and amortization	(328.2)	(306.9)

Total property and equipment, net	286.3	259.5

Goodwill	1,760.0	1,834.6
Indefinite-lived intangible assets	95.1	95.7
Purchased intangible assets, net	682.2	764.5
Prepaid pension asset	8.3	72.2
Other assets, net	74.6	72.4

Total assets	$3,260.3	$3,523.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt and current maturities	$31.9	$222.1
Accounts payable	29.9	31.1
Accrued expenses	57.6	79.4
Accrued salaries and bonuses	54.2	63.5
Deferred revenue	65.7	69.9
Other current liabilities	78.7	80.9

Total current liabilities	318.0	546.9
Long-term debt	1,187.4	1,165.2
Deferred income tax liabilities, net	215.3	277.1
Long-term pension and other postretirement benefit liabilities	166.0	62.8
Other long-term liabilities	61.2	72.7

Total liabilities	1,947.9	2,124.7

Commitments and Contingencies (see Note 5)
Shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares — 10.0; Issued shares — none	—	—
Common stock, $1.25 par value: Authorized shares — 300.0; Issued shares — 189.2 and 188.5 at December 31, 2008 and 2007, respectively; Outstanding shares — 126.3 and 129.7 at December 31, 2008 and 2007, respectively	236.5	235.6
Paid-in capital	1,075.2	1,040.8
Retained earnings	2,281.0	2,030.0
Accumulated other comprehensive loss	(390.6)	(170.5)
Treasury stock, at cost, 59.7 shares and 55.1 shares at December 31, 2008 and 2007, respectively	(1,837.9)	(1,679.0)
Stock held by employee benefits trusts, at cost, 3.2 shares and 3.7 shares at December 31, 2008 and 2007, respectively	(51.8)	(57.7)

Total shareholders' equity	1,312.4	1,399.2

Total liabilities and shareholders' equity	$3,260.3	$3,523.9

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,

(In millions)	2008	2007	2006

Operating activities:
Net income	$272.8	$272.7	$274.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155.4	127.7	82.8
Stock-based compensation expense	19.9	17.6	17.4
Tax effects of stock-based compensation plans	2.9	6.6	8.9
Excess tax benefits from stock-based compensation plans	(2.1)	(7.0)	(7.2)
Deferred income taxes	7.7	7.9	(2.6)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	24.2	(1.6)	(22.8)
Prepaid expenses and other current assets	3.5	(5.3)	(2.4)
Other assets	(2.2)	(18.7)	(1.6)
Current liabilities, excluding debt	(23.4)	38.9	49.1
Other long-term liabilities, excluding debt	(14.0)	11.1	(24.0)

Cash provided by operating activities	444.7	449.9	372.1

Investing activities:
Capital expenditures	(110.5)	(118.5)	(52.0)
Acquisitions, net of cash acquired	(27.4)	(303.8)	(34.8)
Investment in unconsolidated affiliates	(3.7)	—	—

Cash used in investing activities	(141.6)	(422.3)	(86.8)

Financing activities:
Net short-term (repayments) borrowings	(184.8)	139.7	(12.2)
Net borrowings (repayments) under long-term revolving credit facilities	45.0	253.4	(40.0)
Payments on long-term debt	(17.8)	(250.0)	—
Proceeds from issuance of long-term debt	2.3	545.7	—
Treasury stock purchases	(155.7)	(718.7)	(215.2)
Dividends paid	(20.5)	(20.7)	(20.3)
Proceeds from exercise of stock options	14.7	31.6	26.1
Excess tax benefits from stock-based compensation plans	2.1	7.0	7.2
Other	(1.0)	(5.6)	(0.6)

Cash used in financing activities	(315.7)	(17.6)	(255.0)

Effect of foreign currency exchange rates on cash and cash equivalents	(10.8)	3.8	—

(Decrease) increase in cash and cash equivalents	(23.4)	13.8	30.3
Cash and cash equivalents, beginning of period	81.6	67.8	37.5

Cash and cash equivalents, end of period	$58.2	$81.6	$67.8

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

	Common Stock

					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts	Total Shareholders' Equity
(In millions, except per share values)	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock

Balance, December 31, 2005	129.2	$231.5	$559.0	$1,525.1	$(157.8)	$(1,274.6)	$(62.9)	$820.3

Net income	—	—	—	274.5	—	—	—	274.5
Other comprehensive income	—	—	—	—	36.3	—	—	36.3
Adjustment to initially apply SFAS 158, net of tax	—	—	—	—	(110.7)	—	—	(110.7)
Shares issued under stock and benefit plans, net of minimum tax withholdings	1.3	1.2	22.6	—	—	(3.6)	3.1	23.3
Treasury stock purchased under share repurchase program ($35.64 per share)*	(6.0)	—	—	—	—	(212.7)	—	(212.7)
Cash dividends ($0.16 per share)	—	—	—	(21.0)	—	—	—	(21.0)
Dividends paid to employee benefits trusts	—	—	0.7	—	—	—	—	0.7
Stock-based compensation expense	—	—	17.4	—	—	—	—	17.4
Tax effects of stock-based compensation plans	—	—	8.9	—	—	—	—	8.9
Other	0.2	0.2	0.6	—	—	—	0.3	1.1

Balance, December 31, 2006	124.7	$232.9	$609.2	$1,778.6	$(232.2)	$(1,490.9)	$(59.5)	$838.1

Net income	—	—	—	272.7	—	—	—	272.7
Other comprehensive income	—	—	—	—	61.7	—	—	61.7
Shares issued under stock and benefit plans, net of minimum tax witholdings	2.3	2.7	28.9	—	—	(2.3)	1.8	31.1
Equity consideration issued for TALX acquisition	20.6	—	372.4	—	—	532.9	—	905.3
Treasury stock purchased under share repurchase program ($40.12 per share)*	(17.9)	—	—	—	—	(718.7)	—	(718.7)
Cash dividends ($0.16 per share)	—	—	—	(21.3)	—	—	—	(21.3)
Reclassification of director deferred compensation plan from liabilities to shareholders' equity based on plan amendments	—	—	5.5	—	—	—	—	5.5
Stock-based compensation expense	—	—	17.6	—	—	—	—	17.6
Tax effects of stock-based compensation plans	—	—	6.6	—	—	—	—	6.6
Dividends paid to employee benefits trusts	—	—	0.6	—	—	—	—	0.6

Balance, December 31, 2007	129.7	$235.6	$1,040.8	$2,030.0	$(170.5)	$(1,679.0)	$(57.7)	$1,399.2

Net income	—	—	—	272.8	—	—	—	272.8
Other comprehensive income	—	—	—	—	(220.1)	—	—	(220.1)
Shares issued under stock and benefit plans, net of minimum tax withholdings	1.1	0.9	11.1	—	—	(3.2)	5.9	14.7
Treasury stock purchased under share repurchase program ($34.41 per share)*	(4.5)	—	—	—	—	(155.7)	—	(155.7)
Cash dividends ($0.16 per share)	—	—	—	(21.0)	—	—	—	(21.0)
Dividends paid to employee benefits trusts	—	—	0.5	—	—	—	—	0.5
Stock-based compensation expense	—	—	19.9	—	—	—	—	19.9
Tax effects of stock-based compensation plans	—	—	2.9	—	—	—	—	2.9
Adjustment to initially apply EITF 06-04 and EITF 06-10	—	—	—	(0.8)	—	—	—	(0.8)

Balance, December 31, 2008	126.3	$236.5	$1,075.2	$2,281.0	$(390.6)	$(1,837.9)	$(51.8)	$1,312.4

*
At December 31, 2008, $158.2 million was authorized for future repurchases of our common stock.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Accumulated Other Comprehensive Loss consists of the following components:

	December 31,

(In millions)	2008	2007	2006

Foreign currency translation	$(178.4)	$(60.1)	$(113.2)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $119.2 and $61.3 in 2008 and 2007, respectively	(208.5)	(106.5)	—
Minimum pension liability, net of accumulated tax of $4.5 in 2006	—	—	(7.7)
Adjustment to initially apply SFAS 158 in 2006, net of accumulated tax of $63.8 (see Note 9)	—	—	(110.7)
Cash flow hedging transactions, net of tax of $2.1, $2.2 and $0.4 in 2008, 2007 and 2006, respectively	(3.7)	(3.9)	(0.6)

Accumulated other comprehensive loss	$(390.6)	$(170.5)	$(232.2)

Comprehensive Income is as follows:

	Twelve Months Ended December 31,

(In millions)	2008	2007	2006

Net income	$272.8	$272.7	$274.5
Other comprehensive income:
Foreign currency translation adjustment	(118.3)	53.1	26.9
Recognition of prior service cost and actuarial (losses) gains related to our pension and other postretirement benefit plans	(102.0)	11.9	9.0
Change in cumulative loss (gain) from cash flow hedging transactions	0.2	(3.3)	0.4

Comprehensive income	$52.7	$334.4	$310.8

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations. We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of December 31, 2008, we operated in the following countries: Argentina, Brazil, Canada, Chile, Ecuador, El Salvador, Honduras, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We also maintain support operations in Costa Rica and the Republic of Ireland. During 2008, we expanded into Russia by acquiring an equity interest in a consumer credit information company.

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

Segments. Effective with our organizational realignment on January 1, 2007, we manage our business and report our financial results through the following five reportable segments, which are the same as operating segments:

•
U.S. Consumer Information Solutions, or USCIS

•
International

•
TALX

•
North America Personal Solutions

•
North America Commercial Solutions

USCIS is our largest reportable segment, with 46% of total operating revenue during 2008. Our most significant foreign operations are located in Canada, the U.K. and Brazil.

Use of Estimates. The preparation of our Consolidated Financial Statements requires us to make estimates and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition and Deferred Revenue. Revenue is recognized when persuasive evidence of an arrangement exists, collectibility of arrangement consideration is reasonably assured, the arrangement fees are fixed or determinable and delivery of the product or service has been completed. A significant portion of our revenue is derived from our processing of transactions related to the provision of information services to our customers, in which case revenue is recognized, assuming all other revenue recognition criteria are met, when the services are provided. A smaller portion of our revenues relate to subscription-based contracts under which a customer pays a preset fee for a predetermined or unlimited number of transactions or services provided during the subscription period, generally one year. Revenue related to subscription-based contracts having a preset number of transactions is recognized as the services are provided, using an effective transaction rate as the actual transactions are completed. Any remaining revenue related to unfulfilled units is not recognized until the end of the related contract's subscription period. Revenue related to subscription-based contracts having an unlimited volume is recognized ratably during the contract term. Revenue is recorded net of sales taxes.

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

The determination of certain of our marketing information services and tax management services revenue requires the use of estimates, principally related to transaction volumes in instances where these volumes are reported to us by our clients on a monthly basis in arrears. In these instances, we estimate transaction volumes based on average actual reported volumes reported in the past. Differences between our estimates and actual final volumes reported are recorded in the period in which actual volumes are reported. We have not experienced significant variances between our estimates and actual reported volumes in the past. We monitor actual volumes to ensure that we will continue to make reasonable estimates in the future. If we determine that we are unable to make reasonable future estimates, revenue may be deferred until actual customer data is obtained. Also within our TALX operating segment, the fees for certain of our tax credits and incentives revenue are based on a portion of the credit delivered to our clients. Revenue for these arrangements is recognized based on the achievement of milestones, upon calculation of the credit, or when the credit is utilized by our client, depending on the provisions of the client contract.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of personnel-related costs, restructuring costs, corporate costs, fees for professional and consulting services, advertising costs, and other costs of administration.

Advertising. Advertising costs, which are expensed as incurred, totaled $28.5 million, $27.5 million and $31.6 million during 2008, 2007 and 2006, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109," or FIN 48, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company's Consolidated Financial Statements. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We adopted FIN 48 on January 1, 2007. The impact of our reassessment of our tax positions in accordance with the requirements of FIN 48 was immaterial to our Consolidated Financial Statements.

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

Earnings Per Share. In accordance with SFAS No. 128, "Earnings per Share," our basic earnings per share, or EPS, is calculated as net income divided by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. The net income amounts used in both our basic and diluted EPS calculations are the same. A reconciliation of the weighted-average outstanding shares used in the two calculations is as follows:

	Twelve Months Ended December 31,

(In millions)	2008	2007	2006

Weighted-average shares outstanding (basic)	128.1	132.0	127.1
Effect of dilutive securities:
Stock options	2.2	2.9	1.8
Long-term incentive plans	0.1	0.2	0.5

Weighted-average shares outstanding (diluted)	130.4	135.1	129.4

For the twelve months ended December 31, 2008 and 2007, 2.1 million and 0.6 million stock options, respectively, were anti-dilutive and therefore excluded from this calculation. The number of stock options excluded from the EPS calculation for the twelve months ended December 31, 2006 was not material.

Cash Equivalents. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Trade Accounts Receivable and Allowance for Doubtful Accounts. We do not recognize interest income on our trade accounts receivable. Additionally, we generally do not require collateral from our customers related to our trade accounts receivable.

The allowance for doubtful accounts for estimated losses on trade accounts receivable is based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns and the establishment of specific reserves for customers in an adverse financial condition. We reassess the adequacy of the allowance for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

doubtful accounts each reporting period. Increases to the allowance for doubtful accounts are recorded as bad debt expense, which are included in selling, general and administrative expenses on the accompanying Consolidated Statements of Income. Bad debt expense was $11.0 million, $7.3 million and $5.2 million during the twelve months ended December 31, 2008, 2007, and 2006, respectively.

Long-Lived Assets. Property and equipment are stated at cost less accumulated depreciation and amortization. The cost of additions is capitalized. Property and equipment are depreciated primarily on a straight-line basis over assets' estimated useful lives, which are generally three to five years for data processing equipment and capitalized internal-use software and systems costs. Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease terms that are reasonably assured. Buildings are depreciated over a forty-year period. Other fixed assets are depreciated over three to seven years. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized and included in income from continuing operations on the Consolidated Statements of Income, with the classification of any gain or loss dependent on the characteristics of the asset sold or retired.

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

Depreciation and amortization expense related to property and equipment was $66.3 million, $62.0 million and $51.5 million during the twelve months ended December 31, 2008, 2007, and 2006, respectively.

Industrial Revenue Bonds. Pursuant to the terms of the industrial revenue bonds, we transferred title of certain fixed assets with a cost of $28.4 million, as of December 31, 2008, to a local governmental authority in the U.S. to receive a property tax abatement related to economic development. The title to these assets will revert back to us upon retirement or cancellation of the applicable bonds. These fixed assets are still recognized in the Company's Consolidated Balance Sheet as all risks and rewards remain with the Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2008, we recorded a $2.4 million impairment loss, included in depreciation and amortization expense, related to the write-down of certain internal-use software from which we will no longer derive future benefit.

Goodwill and Indefinite-Lived Intangible Assets. Goodwill represents the cost in excess of the fair value of the net assets of acquired businesses. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", or SFAS 142, goodwill is not amortized. We are required to test goodwill for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment test as of September 30 each year. In analyzing goodwill for potential impairment, we use projections of future discounted cash flows from our reporting units to determine whether the reporting unit's estimated fair value exceeds its carrying value. Our estimates of fair value for each reporting unit are corroborated by market multiple comparables. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit's fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit's goodwill exceeded its implied value. Due to the impact that the fourth quarter decline in the global economy had on our business subsequent to our 2008 annual impairment testing, we updated our analysis of goodwill impairment at December 31, 2008. No impairment of goodwill was indicated based on the updated analysis.

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

We completed our annual impairment testing for goodwill and indefinite-lived intangible assets during the twelve months ended December 31, 2008, 2007, and 2006, and we determined that there was no impairment in any of these years.

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

Asset	Useful Life (in years)

Purchased data files	2 to 15
Acquired software and technology	1 to 15
Non-compete agreements	1 to 10
Proprietary database	6
Customer relationships	2 to 25
Trade names	1 to 15

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Effective January 1, 2007, we adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132R," which requires that our Consolidated Balance Sheets reflect the funded status of the pension and postretirement plans.

Foreign Currency Translation. The functional currency of each of our foreign subsidiaries is that subsidiary's local currency. We translate the assets and liabilities of foreign subsidiaries at the year-end rate of exchange and revenue and expenses at the monthly average rates during the year. We record the resulting translation adjustment in other comprehensive income, a component of shareholders' equity. We also record gains and losses resulting from the translation of intercompany balances of a long-term investment nature in accumulated other comprehensive loss.

Financial Instruments. Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. As of December 31, 2008 and 2007, the fair value of our fixed-rate debt (determined internally through the use of related public financial information) was $597.7 million and $776.0 million, respectively, compared to its carrying value of $767.1 million and $790.6 million, respectively.

Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", or SFAS 157, which provides guidance for measuring the fair value of assets and liabilities and requires expanded disclosures about fair value measurements. SFAS 157 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability and provides additional guidelines to consider in determining the market-based measurement. We adopted SFAS 157 on January 1, 2008 for financial assets and financial liabilities. In February 2008, the FASB issued FSP 157-2 "Partial Deferral of the Effective Date of Statement 157", or FSP 157-2. FSP 157-2 delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in our Consolidated Financial Statements on a recurring basis (at least annually), to January 1, 2009. The adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities on January 1, 2009 is not expected to have a material impact on our Consolidated Financial Statements.

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

  Level 1 — Assets or liabilities for which the identical item is traded on an active exchange, such as publicly-traded instruments.

  Level 2 — Assets and liabilities valued based on observable market data for similar instruments.

  Level 3 — Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We maintain deferred compensation plans that allow for certain management employees to defer the receipt of compensation (such as salary, incentive compensation and commissions) until a later date based on the terms of the plans. The liability representing benefits accrued for plan participants is valued at the quoted market prices of the participants' investment elections in variable life insurance policies. Identical instruments are traded in active markets that we have access to as of December 31, 2008. As such, we have classified this liability as Level 1 within the fair value hierarchy set forth by SFAS 157.

		Fair Value Measurements at Reporting Date Using:

Description	Fair Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In millions)
Deferred Compensation Plan	$8.3	$8.3	$—	$—

Total	$8.3	$8.3	$—	$—

Recent Accounting Pronouncements. In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115", or SFAS 159, which permits an entity to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We adopted SFAS 159 on January 1, 2008 and have elected not to apply the fair value option to any of our financial instruments.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations — a replacement of FASB Statement No. 141", or SFAS 141R, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances. The adoption of SFAS 141R will impact our Consolidated Financial Statements for acquisitions subsequent to January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51", or SFAS 160. This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements. The adoption of SFAS 160 on January 1, 2009 is not expected to have a material impact on our Consolidated Financial Statements.

In September 2006, the Financial Accounting Standards Board, or FASB, ratified the consensus reached by the Emerging Issues Task Force, or EITF, related to EITF Issue No. 06-04, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," or EITF 06-04, which requires the recognition of a liability related to postretirement benefits covered by endorsement split-dollar life insurance arrangements since the employer has the obligation to provide the benefit to the employee. In March 2007, the FASB ratified the consensus reached by the EITF related to EITF Issue No. 06-10, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements," or EITF 06-10, which requires (1) recognition of a liability related to postretirement benefits covered by collateral split-dollar life insurance arrangements since the employer has the obligation to provide the benefit to the employee and (2) recognition and measurement of the asset based on the nature and substance of the arrangement. We have both endorsement and collateral assignment split-dollar life insurance arrangements for certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

officers of the Company. The liability is required to be recognized in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits, Other Than Pensions," or Accounting Principles Board, or APB, Opinion No. 12, "Omnibus Opinion — 1967", as appropriate. The adoption of these standards resulted in our recording a $3.4 million liability, a $2.6 million receivable, and a cumulative effect adjustment to reduce retained earnings by $0.8 million at January 1, 2008 on our Consolidated Balance Sheet.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133", to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. The adoption of SFAS No. 161 on January 1, 2009 is not expected to have a material impact on our Consolidated Financial Statements.

In April 2008, FASB Staff Position SFAS 142-3, "Determination of the Useful Life of Intangible Assets", or FSP 142-3, was issued. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets", or SFAS 142. The adoption of FSP 142-3 on January 1, 2009 is not expected to have a material impact on our Consolidated Financial Statements.

In December 2008, FASB Staff Position SFAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets", was issued. This FSP requires entities to disclose more information about pension asset valuations, investment allocation decisions, and major categories of plan assets. These disclosure requirements are effective for years ending after December 15, 2009. We are currently evaluating the impact of adopting FSP 132(R)-1 on our Consolidated Financial Statements.

2.  ACQUISITIONS AND INVESTMENTS

2008 Acquisitions and Investments. To further enhance our market share and grow our credit data business, during the twelve months ended December 31, 2008, we completed nine acquisitions and investments in small businesses totaling $27.4 million, net of cash acquired. Six of the transactions were in our International segment, two within our U.S. Consumer Information Solutions segment and one within our TALX segment. The acquisition within our TALX segment, completed in the fourth quarter of 2008, is subject to a contingent earn-out payment not to exceed $6.0 million measured on the completion of 2009 revenue targets. The results of these acquisitions are not material.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 15, 2007, we completed the acquisition of all of the outstanding shares of TALX, a leading provider of employment and income verification and human resources business process outsourcing services. The acquisition aligned with our long-term growth strategy of expanding into new markets with unique data. Under the terms of the transaction, we issued 20.6 million shares of Equifax common stock from treasury, issued 1.9 million fully-vested options to purchase Equifax common stock and paid approximately $288.1 million in cash, net of cash acquired. The value of the shares issued was $844.2 million determined using an average share price over a reasonable period of time before and after the acquisition terms were announced. The fair value of options issued was $61.1 million determined using the Black-Scholes-Merton valuation model. The fair value of the vested options is included in the total purchase price. We also assumed TALX's outstanding debt, which had a fair value totaling $177.6 million at May 15, 2007. We financed the cash portion of the acquisition cost and $96.6 million outstanding on the TALX revolving credit facility at the date of acquisition initially with borrowings under our $850.0 million senior unsecured credit facility, which we refer to as the Senior Credit Facility, and subsequently refinanced this debt in the second quarter of 2007 with ten- and thirty-year notes. The results of TALX's operations are included in our Consolidated Financial Statements beginning on May 15, 2007. TALX is reported as a separate operating segment. Subsequent to the date of the acquisition, we paid $4.1 million to the former owners of a company purchased by TALX pursuant to an earn-out agreement.

We also acquired the assets of three mortgage solutions affiliates for cash paid of $3.8 million during the first quarter of 2007.

2006 Acquisition. On October 6, 2006, we acquired Austin Consolidated Holdings, Inc., known as Austin-Tetra, for $34.4 million in cash. Austin-Tetra is a provider of business-to-business data management to the commercial market. They provide companies and government agencies with information to help them better understand existing customers, target new customers, and effectively manage their vendors. This acquisition was part of our long-term growth strategy, complementing our commercial solutions operating segment. We financed this acquisition through borrowings under our Senior Credit Facility. The results of operations for this acquisition have been included in the accompanying Consolidated Statements of Income from the date of acquisition.

Purchase Price Allocation. The following table summarizes the estimated fair value of the net assets acquired and the liabilities assumed at the acquisition dates. These allocations are considered final, except for minor working capital adjustments related to 2008 acquisitions.

	December 31,

(In millions)	2008	2007

Current assets	$3.0	$67.8
Property and equipment	0.3	19.0
Other assets	0.1	1.3
Identifiable intangible assets(1)	16.2	574.6
Goodwill(2)	12.7	970.2

Total assets acquired	32.3	1,632.9
Total liabilities assumed	(4.0)	(426.9)

Net assets acquired	$28.3	$1,206.0

(1)
Identifiable intangible assets are further disaggregated in the table below.
(2)
Of the goodwill obtained in the 2008 and 2007 acquisitions, $4.4 million and $107.5 million, respectively, is tax deductible.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	December 31,

	2008		2007

Intangible asset category	Fair value	Weighted-average useful life	Fair value	Weighted-average useful life

	(in millions)	(in years)	(in millions)	(in years)
Customer relationships	$12.2	9.2	$392.6	20.8
Proprietary database	—	—	117.9	6.0
Purchased data files	0.4	12.5	—	—
Acquired software and technology	0.9	3.4	33.7	4.0
Non-compete agreements	0.3	6.9	0.5	10.0
Trade names and other intangible assets	2.4	5.9	29.9	9.3

Total acquired intangibles	$16.2	8.5	$574.6	16.2

Pro Forma Financial Information. The following unaudited pro forma information represents consolidated results of operations as if the 2007 TALX acquisition had occurred at the beginning of the earliest year presented. There are no pro forma results for the twelve months ended December 31, 2008 as TALX's results of operations were included for the entire year. The pro forma amounts may not necessarily be indicative of the operating revenues and results of operations had the acquisition actually taken place at the beginning of the earliest year presented. Furthermore, the pro forma information may not be indicative of future performance.

	Twelve Months Ended December 31,

	2007		2006

(In millions, except per share data)	As Reported	Pro Forma	As Reported	Pro Forma

Operating revenues	$1,843.0	$1,950.3	$1,546.3	$1,803.2
Net income	$272.7	$276.6	$274.5	$273.1
Net income per share (basic)	$2.07	$1.98	$2.16	$1.85
Net income per share (diluted)	$2.02	$1.93	$2.12	$1.81

The impact of the 2008, 2007 acquisitions other than TALX, and 2006 acquisitions would not have significantly changed our Consolidated Statements of Income if they had occurred at the beginning of the earliest year presented and are therefore not included in the pro forma information above.

3.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As discussed in Note 1, in accordance with SFAS 142, goodwill is tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment tests as of September 30 each year. Our annual impairment tests as of September 30, 2008, 2007 and 2006 resulted in no impairment of goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our reportable segments changed as a result of our organizational realignment effective January 1, 2007, as discussed in Note 12. In conjunction with the finalization of the TALX purchase price allocation, we reallocated goodwill to reporting units expected to benefit from revenue synergies of the combined company. Changes in the amount of goodwill for the twelve months ended December 31, 2008 and 2007, are as follows:

	U.S. Consumer Information Solutions	International	TALX	North America Personal Solutions	North America Commercial Solutions	Total

Balance, January 1, 2007	$491.4	$310.7	$—	$1.8	$38.1	$842.0
Acquisitions	—	5.2	963.6	—	—	968.8
Adjustments to initial purchase price allocation	(0.2)	—	—	—	(1.3)	(1.5)
Foreign currency translation	—	35.7	—	—	0.9	36.6
Tax benefits of options exercised	—	—	(11.3)	—	—	(11.3)

Balance, December 31, 2007	$491.2	$351.6	$952.3	$1.8	$37.7	$1,834.6

Acquisitions	2.7	8.8	1.2	—	—	12.7
Adjustments to initial purchase price allocation	—	—	2.7	—	—	2.7
Foreign currency translation	—	(85.1)	—	—	(1.2)	(86.3)
Tax benefits of options exercised	—	—	(3.7)	—	—	(3.7)
Reallocation of goodwill	96.0	—	(96.0)	—	—	—

Balance, December 31, 2008	$589.9	$275.3	$856.5	$1.8	$36.5	$1,760.0

Indefinite-Lived Intangible Assets. Indefinite-lived intangible assets consist of contractual/territorial rights representing the estimated fair value of rights to operate in certain territories acquired through the purchase of independent credit reporting agencies in the U.S. and Canada. Our contractual/territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. As discussed in Note 1, in accordance with SFAS 142, we are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30 each year. Our annual impairment tests as of September 30, 2008, 2007 and 2006 resulted in no impairment of our indefinite-lived intangible assets. Our contractual/territorial rights carrying amounts did not change materially during the twelve months ended December 31, 2008 and 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchased Intangible Assets. Purchased intangible assets net, recorded on our Consolidated Balance Sheets at December 31, 2008 and 2007, are as follows:

	December 31, 2008			December 31, 2007

(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Definite-lived intangible assets:
Purchased data files	$375.3	$(225.7)	$149.6	$406.6	$(221.7)	$184.9
Acquired software and technology	72.2	(34.2)	38.0	72.7	(23.9)	48.8
Customer relationships	426.1	(43.8)	382.3	414.7	(18.4)	396.3
Proprietary database	117.6	(32.0)	85.6	117.6	(12.3)	105.3
Non-compete agreements	6.6	(5.7)	0.9	6.4	(5.2)	1.2
Trade names and other intangible assets	34.1	(8.3)	25.8	31.9	(3.9)	28.0

Total definite-lived intangible assets	$1,031.9	$(349.7)	$682.2	$1,049.9	$(285.4)	$764.5

Amortization expense related to purchased intangible assets was $86.7 million, $65.7 million and $31.3 million during the twelve months ended December 31, 2008, 2007, and 2006, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at December 31, 2008 is as follows:

Years ending December 31,

(In millions)	Amount

2009	$72.9
2010	72.2
2011	66.0
2012	61.2
2013	43.2
Thereafter	366.7

$682.2

4.  DEBT

Debt outstanding at December 31, 2008 and 2007 was as follows:

	December 31,

(In millions)	2008	2007

Commercial paper	$3.0	$219.5
Borrowings under Canadian short-term revolving credit facility, weighted-average rate of 3.5% in 2008	25.8	—
Notes, 4.25%, due May 2012	10.1	12.5
Notes, 7.34%, due May 2014	75.0	75.0
Notes, 6.30%, due July 2017	280.0	300.0
Debentures, 6.90%, due July 2028	150.0	150.0
Notes, 7.00%, due July 2037	250.0	250.0
Borrowings under long-term revolving credit facilities, weighted-average rate of 2.8% and 5.3% in 2008 and 2007, respectively	420.0	375.0
Other	3.4	2.2

Total debt	1,217.3	1,384.2
Less short-term debt and current maturities	(31.9)	(222.1)
Less unamortized discounts	(2.1)	(2.2)
Plus fair value adjustment	4.1	5.3

Total long-term debt, net of discount	$1,187.4	$1,165.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scheduled future maturities of debt at December 31, 2008, are as follows:

Years ending December 31,

(In millions)	Amount

2009	$31.9
2010	20.9
2011	438.0
2012	16.5
2013	15.0
Thereafter	695.0

Total debt	$1,217.3

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

Under our Amended Credit Agreement, we must comply with various financial and non-financial covenants. The financial covenants require us to maintain a maximum leverage ratio, defined as consolidated funded debt divided by consolidated EBITDA (as set forth in the Amended Credit Agreement) for the preceding four quarters, of not more than 3.5 to 1.0. Compliance with this financial covenant is tested quarterly. The non-financial covenants include limitations on liens, cross defaults, subsidiary debt, mergers, liquidations, asset dispositions and acquisitions. As of December 31, 2008, we were in compliance with our covenants under the Amended Credit Agreement. Our borrowings under this facility, which have not been guaranteed by any of our subsidiaries, are unsecured and will rank on parity in right of payment with all of our other unsecured and unsubordinated indebtedness from time to time outstanding.

At December 31, 2008, interest was payable on borrowings under the existing credit facility at the base rate or London Interbank Offered Rate, or LIBOR, plus a specified margin or competitive bid option as selected by us from time to time. The annual facility fee, which we pay regardless of borrowings, and interest rate are subject to adjustment based on our debt ratings. As of December 31, 2008, $427.0 million was available for borrowings and there were outstanding borrowings of $420.0 million under this facility, which is included in long-term debt on our Consolidated Balance Sheet.

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

Commercial Paper Program. Our $850.0 million commercial paper program has been established through the private placement of commercial paper notes from time-to-time, in which borrowings bear interest at either a variable rate (based on LIBOR or other benchmarks) or a fixed rate, with the applicable rate and margin. Maturities of commercial paper can range from overnight to 397 days. Since the commercial paper program is backstopped by our Senior Credit Facility, the amount of commercial paper which may be issued under the program is reduced by the amount of any outstanding borrowings under our Senior Credit Facility pursuant to our existing Board authorization. At December 31, 2008, $3.0 million in commercial paper notes were outstanding, at a weighted-average fixed interest rate of 2.1% per annum, all with maturities of less than 90 days.

4.25% Notes. Upon our July 26, 2007 acquisition of our Atlanta, Georgia data center, we assumed a $12.5 million mortgage obligation from the prior owner of the building. The mortgage obligation has a fixed rate of interest of 4.25% per annum and is payable in annual installments until March 1, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TALX Debt. At the closing of the TALX acquisition in May 2007, we assumed $75.0 million in 7.34% Senior Guaranteed Notes, or TALX Notes, privately placed by TALX with several institutional investors in May 2006 and $96.6 million outstanding under TALX's revolving credit facility. Subsequent to the TALX acquisition, we repaid and terminated the TALX revolving credit facility with borrowings under our Senior Credit Facility. We are required to repay the principal amount of the TALX Notes in five equal annual installments commencing on May 25, 2010 with a final maturity date of May 25, 2014. We may prepay the TALX Notes subject to certain restrictions and the payment of a make-whole amount. Under certain circumstances, we may be required to use proceeds of certain asset dispositions to prepay a portion of the TALX Notes. Interest on the TALX Notes is payable semi-annually until the principal becomes due and payable. We identified a fair value adjustment related to the TALX Notes in applying purchase accounting; this amount will be amortized against interest expense over the remainder of the term of the TALX Notes. At December 31, 2008, the remaining balance of this adjustment is $4.1 million and is included in long-term debt on the Consolidated Balance Sheet.

6.3% and 7.0% Senior Notes. On June 28, 2007, we issued $300.0 million principal amount of 6.3%, ten-year senior notes and $250.0 million principal amount of 7.0%, thirty-year senior notes, which we refer to collectively as the Notes, in underwritten public offerings. Interest is payable semi-annually in arrears on January 1 and July 1 of each year. The net proceeds of the financing were used to repay short-term indebtedness, a substantial portion of which was incurred in connection with our acquisition of TALX. We must comply with various non-financial covenants, including certain limitations on liens, additional debt and mortgages, mergers, asset dispositions and sale-leaseback arrangements. The Notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness. During 2008, we purchased $20.0 million principal amount of the ten-year senior notes for $14.3 million.

In conjunction with the sale of the Notes, we entered into cash flow hedges on $200.0 million and $250.0 million notional amount of ten-year and thirty-year Treasury notes, respectively. These hedges were settled on June 25 and June 26, 2007, the respective dates on which the Notes were sold, requiring payment of $1.9 million and $3.0 million, respectively. Pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," the impact of these settlements has been recorded in other comprehensive income and will be amortized with interest expense over the respective terms of the Notes.

Canadian Credit Facility. We are a party to a credit agreement with a Canadian financial institution that provides for a C$40.0 million (denominated in Canadian dollars), 364-day revolving credit agreement. This agreement was expanded from C$10.0 million to C$40.0 million during the second quarter of 2008 and is scheduled to expire in June 2009. As of December 31, 2008, $25.8 million was outstanding under this facility, which is included in short-term debt and current maturities on our Consolidated Balance Sheet.

Cash paid for interest, net of capitalized interest, was $71.7 million, $42.6 million and $30.4 million during the twelve months ended December 31, 2008, 2007 and 2006, respectively.

5.  COMMITMENTS AND CONTINGENCIES

Leases. Our operating leases principally involve office space and office equipment. Other than leasing arrangements and limited foreign currency hedge activity, we do not engage in off-balance sheet financing activities. Under the terms of the $29.0 million operating lease for our headquarters building in Atlanta, Georgia, which commenced in 1998 and expires in 2010, we have guaranteed a portion of the residual value of the building at the end of the lease. Total lease payments for the remaining term total $2.2 million. In the event that the property were to be sold by the lessor at the end of the lease term, we would be responsible for any shortfall of the sales proceeds, up to a maximum amount of $23.2 million, which equals 80% of the value of the property at the beginning of the lease term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The liability for this estimated shortfall, which was $1.9 million at December 31, 2008 and 2007, is recorded in other long-term liabilities on our Consolidated Balance Sheets.

Rental expense for operating leases, which is recognized on a straight-line basis over the lease term, was $23.0 million, $20.6 million and $17.9 million for the twelve months ended December 31, 2008, 2007 and 2006, respectively. Our headquarters building operating lease has ground purchase options exercisable beginning in 2019, ground renewal options exercisable in 2048 and escalation clauses beginning in 2009. Expected future minimum payment obligations for non-cancelable operating leases exceeding one year are as follows as of December 31, 2008:

Years ending December 31,

(In millions)	Amount

2009	$20.6
2010	16.4
2011	12.0
2012	10.1
2013	8.4
Thereafter	55.2

$122.7

We expect to receive $10.2 million under noncancelable sublease agreements through February 2012, the date our last sublease agreement is set to expire, $3.3 million of which represents operating expenses that our sublessors are contractually obligated to pay us over the remaining lease term. The expected sublease income is not reflected as a reduction in the total minimum rental obligations under operating leases in the table above.

Data Processing, Outsourcing Services and Other Agreements. We have separate agreements with IBM, Acxiom, GenPact, TCS and others to outsource portions of our computer data processing operations, applications development, maintenance and related functions and to provide certain other administrative and operational services. The agreements expire between 2009 and 2013. The estimated aggregate minimum contractual obligation remaining under these agreements is approximately $220 million as of December 31, 2008, with no future year expected to exceed approximately $60 million. Annual payment obligations in regard to these agreements vary due to factors such as the volume of data processed; changes in our servicing needs as a result of new product offerings, acquisitions or divestitures; the introduction of significant new technologies; foreign currency; or the general rate of inflation. In certain circumstances (e.g., a change in control or for our convenience), we may terminate these data processing and outsourcing agreements, and, in doing so, certain of these agreements require us to pay a significant penalty.

Our data processing outsourcing agreement with IBM was renegotiated in 2003 for a ten-year term. Under this agreement (which covers our operations in North America, Europe, Brazil and Chile), we have outsourced our mainframe and midrange operations, help desk service and desktop support functions, and the operation of our voice and data networks. The scope of such services varies by location. During the twelve months ended December 31, 2008, 2007 and 2006, we paid $124.0 million, $115.0 million and $112.1 million, respectively, for these services. The estimated future minimum contractual obligation at December 31, 2008 under this agreement is approximately $185 million, with no year expected to exceed approximately $45 million. We may terminate certain portions of this agreement without penalty in the event that IBM is in material breach of the terms of the agreement.

Agreement with Computer Sciences Corporation. We have an agreement with Computer Sciences Corporation, or CSC, and certain of its affiliates, collectively CSC, under which CSC-owned credit reporting agencies utilize our computerized credit database services. CSC retains ownership of its credit files and the revenues generated by its credit reporting activities. We receive a processing fee for maintaining the database and for each report supplied. The agreement will expire on July 31, 2018 and is renewable at the option of CSC for successive ten-year periods. The agreement provides us with an option to purchase CSC's credit reporting business if it does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. Under the agreement CSC also

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

has an option, exercisable at any time, to sell its credit reporting business to us. The option expires in 2013. The option exercise price will be determined by a third-party appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if the option were exercised at December 31, 2008, the price range would approximate $600.0 million to $675.0 million. This estimate is based solely on our internal analysis of the value of the business, current market conditions and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than the estimated amount.

Change in Control Agreements. We have entered into change in control severance agreements with certain key executives. The agreements provide for, among other things, certain payments and benefits in the event of a qualifying termination of employment (i.e., termination of employment by the executive for "good reason" or termination of employment by the Company without "cause," each as defined in the agreements) within six months prior to two or three years (depending on the agreement) following a change in control of the Company. In the event of a qualifying termination, the executive will become entitled to continuation of group health, dental, vision, life, disability, 401(k) and similar benefits for three years, as well as a lump sum severance payment, all of which differs by executive.

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

If these change in control agreements had been triggered as of December 31, 2008, payments of approximately $54.5 million would have been made (excluding tax gross-up amounts of $13.0 million). Under the Company's existing director and employee stock benefit plans, a change in control generally would result in the immediate vesting of all outstanding stock options and satisfaction of the restrictions on any outstanding nonvested stock awards.

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

Guarantees. We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit is not material at December 31, 2008, and all have a maturity of one year or less.

In connection with the sale of our risk management collections business to RMA Holdings, LLC, or RMA, in October 2000, we guaranteed the operating lease payments of a partnership affiliated with RMA to a lender of the partnership pursuant to a term loan. The operating lease, which expires December 31, 2011, has a remaining balance of $4.0 million, based on the undiscounted value of remaining lease payments, including real estate taxes, at December 31, 2008. On September 12, 2005, RMA sold substantially all of its assets to NCO Group, Inc., or NCO. In conjunction with this sale, NCO agreed to assume the operating lease obligations discussed above, which we will continue to guarantee. We believe that the likelihood of demand for payment by us is minimal and expect no material losses to occur related to this guarantee. Accordingly, we do not have a liability on our Consolidated Balance Sheets at December 31, 2008 or 2007 related to this guarantee.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We have no accrual related to indemnifications on our Consolidated Balance Sheets at December 31, 2008 and 2007.

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

During 2006, we recorded a $5.0 million loss contingency ($3.0 million, net of tax) related to certain legal matters in our North America Personal Solutions operating segment. Of this $5.0 million, pretax, loss, $4.0 million was recognized in selling, general and administrative expenses and $1.0 million was recognized in cost of services on our Consolidated Statement of Income. In February 2007, we entered into a tentative settlement related to these litigation matters. The remaining accrual at December 31, 2008 and 2007, was immaterial.

During 2006, we also recorded a $4.0 million, pretax, loss contingency ($2.5 million, net of tax) associated with certain litigation matters within our USCIS operating segment on our Consolidated Balance Sheet. Of this $4.0 million, pretax, loss, $3.5 million was recognized in selling, general and administrative expenses and $0.5 million was recognized in cost of services on our Consolidated Statement of Income. Because this litigation remains pending, the liability at December 31, 2008 and 2007, was $4.0 million.

For other legal proceedings, claims and litigation, we have recorded loss contingencies that are immaterial, or we cannot reasonably estimate the potential loss because of uncertainties about the outcome of the matter and the amount of the loss or range of loss. We also accrue for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Tax Matters. In 2003, the Canada Revenue Agency, or CRA, issued Notices of Reassessment asserting that Acrofax, Inc., our wholly-owned Canadian subsidiary, is liable for additional tax for the 1995 through 2000 tax years, related to certain intercompany capital contributions and loans. The additional tax sought by the CRA for these periods ranges, based on alternative theories, from $7.0 million ($8.5 million in Canadian dollars) to $15.6 million ($19.0 million in Canadian dollars) plus interest and penalties. Subsequently in 2003, we made a statutorily-required deposit for a portion of the claim. We intend to vigorously contest these reassessments and do not believe we have violated any statutory provision or rule. While we believe our potential exposure is less than the asserted claims and not material to our Consolidated Financial Statements, if the final outcome of this matter was unfavorable to us, an additional claim may be filed by the local province. The likelihood and potential amount of such claim is unknown at this time. We cannot predict when this tax matter will be resolved.

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

The provision for income taxes from continuing operations consisted of the following:

	Twelve Months Ended December 31,

(In millions)	2008	2007	2006

Current:
Federal	$67.0	$91.3	$93.7
State	9.2	8.1	6.0
Foreign	49.2	48.1	44.3

	125.4	147.5	144.0

Deferred:
Federal	4.7	4.3	(0.8)
State	1.6	(0.6)	(4.5)
Foreign	1.4	0.7	2.7

	7.7	4.4	(2.6)

Provision for income taxes	$133.1	$151.9	$141.4

Domestic and foreign income before income taxes was as follows:

	Twelve Months Ended December 31,

(In millions)	2008	2007	2006

U.S.	$211.5	$260.6	$298.0
Foreign	194.4	164.0	117.9

	$405.9	$424.6	$415.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes was reconciled with the U.S. federal statutory rate, as follows:

	Twelve Months Ended December 31,

(In millions)	2008	2007	2006

Federal statutory rate	35.0%	35.0%	35.0%
Provision computed at federal statutory rate	$142.2	$148.6	$145.6
State and local taxes, net of federal tax benefit	6.8	3.6	0.6
Foreign	1.3	3.9	6.9
Valuation allowance	(8.7)	(2.6)	(0.7)
Tax reserves*	(12.2)	1.7	(7.0)
Other**	3.7	(3.3)	(4.0)

Provision for income taxes	$133.1	$151.9	$141.4

Effective income tax rate	32.8%	35.8%	34.0%

*
During the third quarters of 2008 and 2006, the applicable statute of limitations related to uncertain tax positions expired, resulting in the reversal of the related income tax reserves. The reversals of these reserves resulted in income tax benefits of $14.6 million and $9.5 million, respectively. These are reflected in tax reserves on the effective tax reconciliation and reduced our 2008 and 2006 effective tax rates by 3.6% and 2.3%, respectively.
**
During the second quarter of 2006, we recognized a non-taxable gain of $14.1 million related to the litigation settlement with Naviant, Inc. The non-taxable gain reduced our 2006 effective rate by 1.3%.

Components of the deferred income tax assets and liabilities at December 31, 2008 and 2007, were as follows:

	December 31,

(In millions)	2008	2007

Deferred income tax assets:
Employee pension benefits	$118.9	$60.9
Net operating and capital loss carryforwards	37.4	40.2
Unrealized foreign exchange loss	55.9	8.2
Foreign tax credits	11.2	19.5
Employee compensation programs	28.5	25.4
Reserves and accrued expenses	14.6	17.4
Deferred revenue	9.1	7.2
Other	9.5	9.7

Gross deferred income tax assets	285.1	188.5
Valuation allowance	(93.7)	(60.8)

Total deferred income tax assets, net	$191.4	$127.7

Deferred income tax liabilities:
Goodwill and intangible assets	(298.3)	(305.3)
Pension expense	(79.9)	(74.4)
Undistributed earnings of foreign subsidiaries	(7.7)	(5.2)
Depreciation	(4.0)	(2.7)
Other	(7.0)	(6.1)

Total deferred income tax liability	(396.9)	(393.7)

Net deferred income tax liability	$(205.5)	$(266.0)

Our deferred income tax assets, included in other current assets, and liabilities at December 31, 2008 and 2007, are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

included in the accompanying Consolidated Balance Sheets as follows:

	December 31,

(In millions)	2008	2007

Current deferred income tax assets, included in other current assets	$9.8	$11.1
Long-term deferred income tax liabilities	(215.3)	(277.1)

Net deferred income tax liability	$(205.5)	$(266.0)

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

As of December 31, 2008, we had a deferred tax asset of $55.9 million related to accumulated foreign currency translation losses for foreign locations, excluding adjustments for pre-2004 Canadian and Chilean earnings. A full valuation allowance, included in accumulated other comprehensive loss, has been provided due to uncertainty of future realization of this deferred tax asset.

At December 31, 2008, we had U.S. federal and state net operating loss carryforwards of $260.2 million which will expire at various times between 2012 and 2027. We also had foreign net operating loss carryforwards totaling $76.9 million of which $44.6 million will expire between 2009 and 2020 and the remaining $32.3 million will carryforward indefinitely. U.S. federal and state capital loss carryforwards total $1.6 million at December 31, 2008, all of which will expire by 2011. Foreign capital loss carryforwards of $19.0 million may be carried forward indefinitely. Additionally, we had foreign tax credit carryforwards of $11.2 million, of which $5.9 million will begin to expire between 2010 and 2015 and the remaining $5.3 million will be available to be utilized upon repatriation of foreign earnings. We also had state credit carryforwards of $1.0 million which will begin expiring in 2017. Tax-effected state net operating loss, capital loss, foreign tax credit carryforwards and other foreign deferred tax assets of $37.8 million have been fully reserved in the deferred tax asset valuation allowance.

Cash paid for income taxes, net of amounts refunded, was $128.7 million, $139.9 million and $144.9 million during the twelve months ended December 31, 2008, 2007 and 2006, respectively.

We adopted FIN 48 on January 1, 2007. The impact of our reassessment of tax positions in accordance with the requirements of FIN 48 was immaterial to our Consolidated Financial Statements. We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes on our Consolidated Statements of Income. Our classification of interest and penalties did not change as a result of adopting FIN 48.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,

(In millions)	2008	2007

Beginning balance (January 1)	$29.4	$26.7
Increases related to prior year tax positions	1.7	1.5
Decreases related to prior year tax positions	(1.8)	(0.8)
Increases related to current year tax positions	2.0	2.3
Decreases related to settlements	(0.4)	(1.3)
Expiration of the statute of limitations for the assessment of taxes	(13.3)	(0.6)
Purchase accounting	0.9	0.4
Currency translation adjustment	(2.7)	1.2

Ending balance (December 31)	$15.8	$29.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recorded liabilities of $22.3 million and $37.6 million for unrecognized tax benefits as of December 31, 2008 and 2007, respectively, which included interest and penalties of $6.5 million and $8.2 million, respectively. As of December 31, 2008 and 2007, the total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $17.8 million and $30.0 million, respectively, which included interest and penalties of $5.0 million and $5.6 million, respectively. The accruals for potential interest and penalties during 2008 and 2007 were immaterial.

Equifax and its subsidiaries are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state or international income tax examinations by tax authorities for years before 2002, with few exceptions including those discussed below for Canada and the U.K. In Canada, we are under audit by the Canada Revenue Agency for the 1995 through 2002 tax years (see Note 5 of the Notes to Consolidated Financial Statements). For the U.K., tax years after 1999 are open for examination. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that Equifax's gross unrecognized tax benefit balance may change within the next twelve months by a range of zero to $6.0 million, related primarily to issues involving U.K. operations.

7.  STOCK-BASED COMPENSATION

We have two active share-based award plans that provide our directors, officers and certain employees with stock options and nonvested stock. These plans are described below. Total stock-based compensation expense in our Consolidated Statements of Income during the twelve months ended December 31, 2008, 2007 and 2006, was as follows:

	Twelve Months Ended December 31,

(in millions)	2008	2007	2006

Cost of services	$2.4	$1.9	$1.3
Selling, general and administrative expenses	17.5	15.7	16.1

Stock-based compensation expense, before income taxes	$19.9	$17.6	$17.4

The total income tax benefit recognized for stock-based compensation expense was $7.1 million, $6.3 million and $6.0 million for the twelve months ended December 31, 2008, 2007 and 2006, respectively.

SFAS 123R requires that benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced operating cash flows and increased financing cash flows by $2.1 million, $7.0 million and $7.2 million during the twelve months ended December 31, 2008, 2007 and 2006, respectively.

Stock Options. Our shareholders approved in May 2008 a stock option plan, the 2008 Omnibus Incentive Plan, which provides that qualified and nonqualified stock options may be granted to officers and other employees. In conjunction with our acquisition of TALX, we assumed options outstanding under the legacy TALX stock option plan, which was approved by TALX shareholders. In addition, stock options remain outstanding under three shareholder-approved plans and three non-shareholder-approved plans from which no new grants may be made. The 2008 Omnibus Incentive Plan requires that stock options be granted at exercise prices not less than market value on the date of grant. Generally, stock options are subject to graded vesting for periods of up to three years based on service, with 33% vesting for each year of completed service, and expire ten years from the grant date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value for stock options granted during the twelve months ended December 31, 2008, 2007 and 2006, was estimated at the date of grant, using the binomial model with the following weighted-average assumptions:

	Twelve Months Ended December 31,

	2008	2007	2006

Dividend yield	0.4%	0.5%	0.5%
Expected volatility	27.1%	22.4%	24.0%
Risk-free interest rate	2.6%	4.6%	4.8%
Expected term (in years)	4.6	4.6	4.4
Weighted-average fair value of stock options granted	$9.09	$10.52	$8.33

The following table summarizes changes in outstanding stock options during the twelve months ended December 31, 2008, as well as stock options that are vested and expected to vest and stock options exercisable at December 31, 2008:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in thousands)		(in years)	(in millions)
Outstanding at December 31, 2007	6,484	$24.94
Granted (all at market price)	1,042	$35.35
Exercised	(1,036)	$16.72
Forfeited and cancelled	(68)	$36.55

Outstanding at December 31, 2008	6,422	$27.84	5.2	$21.0

Vested and expected to vest at December 31, 2008	6,198	$27.49	5.1	$21.0

Exercisable at December 31, 2008	4,699	$24.47	3.9	$21.0

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of Equifax's common stock on December 31, 2008 and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on December 31, 2008. In future periods, this amount will change depending on fluctuations in Equifax's stock price. The total intrinsic value of stock options exercised during the twelve months ended December 31, 2008, 2007 and 2006, was $14.4 million, $48.6 million and $21.4 million, respectively. At December 31, 2008, our total unrecognized compensation cost related to stock options was $5.8 million with a weighted-average recognition period of 1.5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes changes in outstanding options and the related weighted-average exercise price per share for the twelve months ended December 31, 2007 and 2006:

	December 31,

	2007		2006

(Shares in thousands)	Shares	Weighted-Average Price	Shares	Weighted-Average Price

Outstanding at the beginning of the year	5,930	$24.95	6,453	$22.68
Granted (all at market price)	2,742	$18.60	825	$36.56
Cancelled	(2,073)	$16.15	(50)	$29.36
Exercised	(115)	$32.64	(1,298)	$20.92

Outstanding at the end of the year	6,484	$24.94	5,930	$24.95

Exercisable at end of year	5,157	$21.52	4,798	$23.03

Nonvested Stock. Our 2008 Omnibus Incentive Plan also provides for awards of nonvested shares of our common stock that can be granted to executive officers, employees and directors. Nonvested stock awards are generally subject to cliff vesting over a period between three to five years based on service.

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

The following table summarizes changes in our nonvested stock during the twelve months ended December 31, 2008, 2007 and 2006 and the related weighted-average grant date fair value:

(Shares in thousands)	Shares	Grant Date Fair Value

Nonvested at December 31, 2005	689	$28.74
Granted	271	$36.97
Vested	(133)	$27.94
Forfeited	(16)	$27.90

Nonvested at December 31, 2006	811	$31.64

Granted	297	$40.49
Vested	(257)	$40.29
Forfeited	(28)	$34.29

Nonvested at December 31, 2007	823	$38.33

Granted	407	$35.05
Vested	(360)	$33.83
Forfeited	(20)	$38.90

Nonvested at December 31, 2008	850	$36.33

The total fair value of nonvested stock that vested during the twelve months ended December 31, 2008, 2007 and 2006, was $11.5 million, $10.4 million and $4.8 million, respectively, based on the weighted-average fair value on the vesting date, and $12.2 million, $7.3 million and $3.7 million, respectively, based on the weighted-average fair value on the date of grant. At December 31, 2008, our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

total unrecognized compensation cost related to nonvested stock was $13.1 million with a weighted-average recognition period of 1.9 years.

We expect to issue new shares of common stock or common shares held by our employee benefits trust upon the exercise of stock options or once nonvested shares vest. We have not changed our policies related to stock-based awards, such as the quantity or type of instruments issued, as a result of adopting SFAS 123R, nor have we changed the terms of our stock-based awards. At December 31, 2008, there were 20.7 million shares available for future stock option grants and nonvested stock awards.

8.  SHAREHOLDER RIGHTS PLAN

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

On September 15, 2008, we announced a redesign of our retirement plans for our U.S. active employees effective January 1, 2009. The changes to our retirement plans will freeze the EIPP, a qualified defined benefit pension plan, for employees who do not meet certain grandfathering criteria related to retirement-eligible employees. Under the plan amendments, the EIPP will be closed to new participants and the service credit for non-grandfathered participants will freeze, but these participants will continue to receive credit for salary increases and vesting of service. Additionally, the non-grandfathered employees and certain other employees not eligible to participate in the EIPP will be able to participate in an enhanced 401(k) savings plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the changes to the EIPP, during the third quarter of 2008, we completed a remeasurement of the plan in accordance with SFAS No. 87, "Employers' Accounting for Pensions." Certain assumptions were updated in conjunction with the remeasurement, including the discount rate, which increased from 6.51% at December 31, 2007 to 7.02% as of the remeasurement date, and a lower than expected 2008 year-to-date return on plan assets. The remeasurement did not materially impact our Consolidated Financial Statements as of and for the twelve months ended December 31, 2008.

In January 2009, we made a contribution of $15.0 million to the EIPP. During the twelve months ended December 31, 2007 and 2006, we made discretionary contributions to the EIPP of $12.0 million and $20.0 million, respectively, and in 2006 funded $2.0 million for our other postretirement benefit plans. We did not make a discretionary contribution during the twelve months ended December 31, 2008. At December 31, 2008, the USRIP and the EIPP met or exceeded ERISA's minimum funding requirements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Obligations and Funded Status. A reconciliation of the benefit obligations, plan assets and funded status of the plans is as follows:

	Pension Benefits		Other Benefits

(In millions)	2008	2007	2008	2007

Change in benefit obligation
Benefit obligation at January 1,	$581.6	$582.7	$32.9	$30.7
Service cost	11.0	10.8	0.5	0.4
Interest cost	34.8	33.2	1.9	1.7
Plan participants' contributions	—	—	1.3	1.1
Amendments	(0.6)	0.2	(4.3)	—
Actuarial (gain) loss	(1.4)	(14.0)	3.6	3.4
Foreign currency exchange rate changes	(7.8)	7.7	—	—
Retiree drug subsidy paid	—	—	0.3	0.4
Benefits paid	(39.8)	(39.0)	(5.2)	(4.8)

Benefit obligation at December 31,	577.8	581.6	31.0	32.9

Change in plan assets
Fair value of plan assets at January 1,	606.6	579.2	19.0	17.3
Actual return on plan assets	(119.9)	41.6	(4.0)	1.7
Employer contributions	3.7	15.5	3.9	3.7
Plan participants' contributions	—	—	1.3	1.1
Foreign currency exchange rate changes	(9.8)	9.3	—	—
Benefits paid	(39.8)	(39.0)	(5.2)	(4.8)

Fair value of plan assets at December 31,	440.8	606.6	15.0	19.0

Funded status of plan	(137.0)	25.0	(16.0)	(13.9)
Unrecognized prior service cost	4.5	5.9	(1.6)	3.1
Unrecognized actuarial loss	306.8	150.2	18.0	8.8

Prepaid (accrued) benefit cost	$174.3	$181.1	$0.4	$(2.0)

The accumulated benefit obligation for the USRIP, EIPP, CRIP and Supplemental Retirement Plans was $551.5 million and $553.7 million at December 31, 2008 and 2007, respectively.

At December 31, 2008, the USRIP, EIPP and Supplemental Retirement Plans had projected benefit obligations and accumulated benefit obligations in excess of those plans' respective assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these plans in the aggregate were $550.3 million, $527.1 million and $405.0 million, respectively, at December 31, 2008.

At December 31, 2007, the Supplemental Retirement Plans had projected benefit obligations and accumulated benefit obligations in excess of those plans' respective assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these plans in the aggregate were $47.1 million, $43.6 million and zero, respectively, at December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the net amounts recognized, or the funded status of our pension and other postretirement benefit plans, in our Consolidated Balance Sheets at December 31, 2008 and 2007:

	Pension Benefits		Other Benefits

(In millions)	2008	2007	2008	2007

Amounts recognized in the statements of financial position consist of:
Prepaid pension asset	$8.3	$72.2	$—	$—
Current liabilities	(3.7)	(3.7)	—	—
Long-term liabilities	(141.6)	(43.5)	(16.0)	(13.9)

Net amount recognized	$(137.0)	$25.0	$(16.0)	$(13.9)

Included in accumulated other comprehensive loss at December 31, 2008 and 2007, were the following amounts that have not yet been recognized in net periodic pension cost:

	Pension Benefits		Other Benefits

(In millions)	2008	2007	2008	2007

Prior service cost, net of accumulated taxes of $1.6 and $2.2 in 2008 and 2007, respectively, for pension benefits and $(0.6) and $1.1, in 2008 and 2007, respectively, for other benefits	$2.9	$3.7	$(1.0)	$2.0
Net actuarial loss, net of accumulated taxes of $111.6 and $54.8 in 2008 and 2007, respectively, for pension benefits and $6.6 and $3.2, in 2008 and 2007, respectively, for other benefits	195.2	95.2	11.4	5.6

Accumulated other comprehensive loss	$198.1	$98.9	$10.4	$7.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following indicates amounts recognized in other comprehensive income during the twelve months ended December 31, 2008 and 2007:

	Pension Benefits		Other Benefits

(In millions)	2008	2007	2008	2007

Amounts arising during the period:
Net actuarial loss (gain), net of taxes of $59.7 and $(4.7) in 2008 and 2007, respectively, for pension benefits and $3.5 and $1.2, in 2008 and 2007, respectively, for other benefits	$104.7	$(8.2)	$6.2	$2.1
Foreign currency exchange rate (gain) loss, net of taxes of $(0.6) and $0.5 in 2008 and 2007, respectively, for pension benefits	(0.9)	0.8	—	—
Prior service (credit) cost, net of taxes of $(0.2) and $0.1 in 2008 and 2007, respectively, for pension benefits and $(1.6) in 2008 for other benefits	(0.4)	0.1	(2.7)	—
Amounts recognized in net periodic benefit cost during the period:
Recognized actuarial loss, net of taxes of $(2.0) and $(3.3) in 2008 and 2007, respectively, for pension benefits and $(0.2) and $(0.1) in 2008 and 2007, respectively, for other benefits	(3.6)	(5.6)	(0.4)	(0.2)
Amortization of prior service cost, net of taxes of $(0.3) and $(0.4) in 2008 and 2007, respectively, for pension benefits and $(0.1) and $(0.2) in 2008 and 2007, respectively, for other benefits	(0.6)	(0.6)	(0.3)	(0.3)

Total recognized in other comprehensive income	$99.2	$(13.5)	$2.8	$1.6

Components of Net Periodic Benefit Cost.

	Pension Benefits			Other Benefits

(In millions)	2008	2007	2006	2008	2007	2006

Service cost	$11.0	$10.8	$10.0	$0.5	$0.4	$0.4
Interest cost	34.8	33.2	32.1	1.9	1.7	1.6
Expected return on plan assets	(45.2)	(42.9)	(41.0)	(1.5)	(1.5)	(1.2)
Amortization of prior service cost	0.9	1.0	0.8	0.4	0.5	0.5
Recognized actuarial loss	5.6	8.9	10.0	0.6	0.3	0.2
Special termination benefit	—	—	0.5	—	—	—

Total net periodic benefit cost	$7.1	$11.0	$12.4	$1.9	$1.4	$1.5

The following represents the amount of prior service cost and actuarial loss included in accumulated other comprehensive loss that is expected to be recognized in net periodic benefit cost during the twelve months ended December 31, 2009:

(In millions)	Pension Benefits	Other Benefits

Prior service cost, net of taxes of $0.3 for pension benefits and and $(0.1) for other benefits	$0.5	$(0.1)
Actuarial loss, net of taxes of $3.2 for pension benefits and and $0.6 for other benefits	$5.5	$1.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted-Average Assumptions.

	Pension Benefits		Other Benefits

Weighted-average assumptions used to determine benefit obligations at December 31,	2008	2007	2008	2007

Discount rate	6.27%	6.23%	6.22%	6.04%
Rate of compensation increase	4.38%	4.30%	N/A	N/A

	Pension Benefits			Other Benefits

Weighted-average assumptions used to determine net periodic benefit cost at December 31,	2008	2007	2006	2008	2007	2006

Discount rate	6.23%	5.86%	5.68%	6.04%	5.84%	5.58%
Expected return on plan assets	8.00%	8.00%	7.99%	8.00%	8.00%	8.00%
Rate of compensation increase	4.30%	4.28%	4.28%	N/A	N/A	N/A

The calculation of the net periodic benefit cost for the USRIP, EIPP and CRIP utilizes a market-related value of assets. The market-related value of assets recognizes the difference between actual returns and expected returns over five years at a rate of 20% per year.

An initial 9.0% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2009. The rate was assumed to decrease gradually to an ultimate rate of 5.0% by 2013. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one-percentage point change in assumed healthcare cost trend rates at December 31, 2008 would have had the following effects:

(In millions)	1-Percentage Point Increase	1-Percentage Point Decrease

Effect on total service and interest cost components	$0.2	$(0.2)
Effect on accumulated postretirement benefit obligation	$2.4	$(2.2)

We estimate that the future benefits payable for our retirement and postretirement plans are as follows at December 31, 2008:

Years ending December 31,	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Other Benefit Plans

(In millions)
2009	$38.7	$2.0	$3.3
2010	$39.1	$2.0	$3.3
2011	$39.3	$2.0	$3.4
2012	$39.6	$2.0	$3.3
2013	$39.9	$2.1	$3.0
Next five fiscal years to December 31, 2018	$202.5	$11.5	$13.5

USRIP and EIPP, or the Plans, Investment and Asset Allocation Strategies. The primary goal of the asset allocation strategy of the Plans is to produce a total investment return which will satisfy future annual cash benefit payments to the Plans participants and minimize future Plan contributions from the Company. Additionally, this strategy will diversify the plan assets to minimize nonsystemic risk and provide reasonable assurance that no single security or class of security will have a disproportionate impact on the Plans. The Plan's investment managers are required to abide by the provisions of ERISA. Standards of performance for each manager include an expected return versus an assigned benchmark, a measure of volatility, and a time period of evaluation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Plans' asset allocation strategy is determined by our external advisor forecasting investment returns by asset class and providing allocation guidelines to maximize returns while minimizing the volatility and correlation of those returns. During 2008, the Company analyzed the risk to the Plans' funded status from volatility in interest rates and decided to reduce this risk by increasing the allocation to fixed income. The Plans' asset allocation and ranges are approved by in-house Plan Administrators, who are Named Fiduciaries under ERISA. Investment recommendations are made by our external advisor, working in conjunction with our in-house Investment Officer. The expected return on plan assets assumption of 8.00% and 8.25% for the USRIP and the EIPP, respectively, in 2008 was based on historical returns and forecasted future returns from our external investment advisor.

The Plans, in an effort to meet their asset allocation objectives, utilize a variety of asset classes which have historically produced returns which are relatively uncorrelated to those of the S&P 500 in most environments. Asset classes included in this category are alternative assets (hedge fund-of-funds), venture capital (including secondary private equity) and real estate. The primary benefits to the Plans of using these types of asset classes are: (1) their non-correlated returns reduce the overall volatility of the Plans' portfolio of assets, and (2) they produce superior risk-adjusted returns. This has allowed the Plans' average annual investment return to exceed the S&P 500 index return over the last ten years. Additionally, the Plans allow certain of their managers, subject to specific risk constraints, to utilize derivative instruments, in order to enhance asset return, reduce volatility or both. Derivatives are primarily employed by the Plans in their fixed income portfolios and in the hedge fund-of-funds area. Derivatives can be used in the plans for hedging purposes to reduce risk. During 2007, the Equifax Master Trust entered into certain allowed derivative arrangements in order to minimize potential losses in the Plans' assets. These agreements were settled in 2008 resulting in payments received of $13.2 million in the USRIP and $6.6 million in the EIPP.

The Plans are prohibited from investing additional amounts in Equifax stock once the market value of stock held by each plan exceeds 10% of the total market value of each plan. At December 31, 2008 and 2007, the USRIP's assets included 0.8 million and 0.9 million shares, respectively, of Equifax common stock, with a market value of $21.3 million and $33.6 million, respectively. At December 31, 2008 and 2007, the EIPP's assets included 0.1 million shares of Equifax common stock for both periods, with a market value of $2.4 million and $3.9 million, respectively. Not more than 5% of the portfolio (at cost) shall be invested in the securities of any one issuer, with the exceptions of Equifax common stock or other securities, and U.S. Treasury and government agency securities.

The following USRIP and EIPP asset allocation ranges and actual allocations were in effect as of December 31, 2008 and 2007:

	Range		Actual

USRIP	2008	2007	2008	2007

Large-Cap Equity	10%–35%	15%–35%	14.3%	20.6%
Small- and Mid-Cap Equity	0%–15%	2%–10%	3.3%	13.1%
International Equity	10%–30%	10%–30%	12.0%	17.5%
Private Equity	2%–10%	2%–8%	7.5%	6.2%
Hedge Funds	10%–30%	15%–30%	19.0%	19.4%
Real Assets	2%–10%	2%–10%	6.3%	1.7%
Fixed Income	15%–40%	10%–25%	28.9%	12.3%
Cash	0%–15%	0%–15%	8.7%	9.2%
EIPP

Large-Cap Equity	10%–40%	15%–35%	17.4%	26.6%
Small- and Mid-Cap Equity	0%–15%	2%–10%	8.2%	6.3%
International Equity	10%–25%	10%–30%	11.1%	20.7%
Private Equity	2%–10%	2%–10%	5.2%	3.0%
Hedge Funds	10%–30%	15%–25%	8.4%	14.3%
Real Assets	5%–15%	5%–15%	5.3%	11.7%
Fixed Income	10%–35%	5%–20%	19.0%	6.1%
Cash	0%–15%	0%–15%	25.4%	11.3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to the timing of certain hedge fund redemptions and subsequent reinvestment, the EIPP Plan was under allocated to hedge funds and over allocated to cash at December 31, 2008.

CRIP Investment and Asset Allocation Strategies. The Pension Committee of the CRIP has retained an investment manager who has the discretion to invest in various asset classes with the care, skill, and diligence expected of professional prudence. The CRIP has a separate custodian of those assets, which are held in various segregated pooled funds. The Pension Committee maintains an investment policy for the CRIP, which imposes certain limitations and restrictions regarding allowable types of investments. The current investment policy imposes those restrictions on investments or transactions such as (1) Equifax common stock or securities, except as might be incidental to any pooled funds which the plan may have, (2) commodities or loans, (3) short sales and the use of margin accounts, (4) put and call options, (5) private placements, and (6) transactions which are "related-party" in nature as specified by the Canadian Pension Benefits Standards Act and its regulations.

Each pooled fund is associated with an asset classification, which has a primary investment objective. The objective for each asset class is related to a standard investment index and to a period of four-years. The following includes the objectives for each of the current five asset classes:

Asset class	Four-Year Objective

Canadian Equities	S&P/TSX Composite Total Return Index plus 1.5%
U.S. Equities	S&P 500 Total Return Index plus 1.5% (Canadian $)
International Equities	MSCI EAFE Total Return Index plus 1.5% (Canadian $)
Fixed Income	Scotia Capital Universe Bond Index plus 0.5%
Money Market	Scotia Capital 91-Day Treasury Bill Index plus 0.3%

The following specifies the asset allocation ranges and actual allocation as of December 31, 2008 and 2007:

		Actual

CRIP	Range	2008	2007

Canadian Equities	30%–50%	39.2%	39.1%
U.S. Equities	9%–29%	20.9%	19.3%
International Equities	0%–19%	9.5%	9.5%
Fixed Income	20%–40%	28.4%	30.0%
Money Market	0%–10%	2.0%	2.1%

The investment goal is to achieve the composite return calculated based on the above benchmark allocation plus 1% over successive four-year periods. An additional objective is to provide a real rate of return of 3.0% when compared with the Canadian Consumer Price Index, also over successive four-year periods.

Equifax Retirement Savings Plans. Equifax sponsored a tax qualified defined contribution plan in 2008, the Equifax Inc. 401(k) Plan, or the Plan. The Company assumed sponsorship of the TALX Corporation Savings and Retirement Plan, or TALX Plan, upon the acquisition of TALX in 2007; however, the TALX Plan was subsequently merged into the Plan on December 31, 2007. We provide a discretionary match of participants' contributions, up to six percent of employee contributions. Company contributions for the Plan during the twelve months ended December 31, 2008 and 2006 were $6.7 million and $3.7 million, respectively. Company contributions for the Plan and TALX Plan in 2007 were $5.6 million.

Foreign Retirement Plans. We also maintain defined contribution plans for certain employees in the U.K. and Canada. For the years ended December 31, 2008, 2007 and 2006, our expenses related to these plans were not material.

Deferred Compensation Plans. We maintain deferred compensation plans that allow for certain management employees and the Board of Directors to defer the receipt of compensation (such as salary, incentive compensation, commissions or vested restricted stock units) until a later date based on the terms of the plans. The benefits under

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

our deferred compensation plans are guaranteed by the assets of a grantor trust which, through our funding, purchased variable life insurance policies on certain consenting individuals, with this trust as beneficiary. The purpose of this trust is to ensure the distribution of benefits accrued by participants of the deferred compensation plans in case of a change in control, as defined in the trust agreement.

Long-Term Incentive Plan. We have a shareholder-approved Key Management Incentive Plan (Annual Incentive Plan) for certain key officers that provides for annual or long-term cash awards at the end of various measurement periods, based on the earnings per share and/or various other criteria over the measurement period. Our total accrued incentive compensation for all incentive plans included in accrued salaries and bonuses on our Consolidated Balance Sheets was $45.8 million and $53.6 million at December 31, 2008 and 2007, respectively.

Employee Benefit Trusts. We maintain three employee benefit trusts for the purpose of satisfying obligations under certain benefit plans. These trusts held 3.2 million and 3.7 million shares of Equifax stock with a value, at cost, of $51.8 million and $57.7 million at December 31, 2008 and 2007, respectively, as well as cash, which was not material for both periods presented. The three employee benefits trusts are as follows:

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

10.  RESTRUCTURING CHARGES

2008 Restructuring and Asset Write-down Charges. In the third quarter 2008, we realigned our business to better support our strategic objectives in the current economic environment. These actions were designed to reduce and manage our expenses and to preserve our financial results, while enabling us to allocate resources to pursue key strategic objectives. As a result, we recorded a $16.8 million restructuring and asset write-down charge ($10.5 million, net of tax) of which $14.4 million was recorded in selling, general and administrative expenses and $2.4 million recorded in depreciation and amortization on our Consolidated Statement of Income. The $2.4 million recorded in depreciation and amortization is related to the write-down of certain internal-use software from which we will no longer derive future benefit.

Of the $14.4 million recorded in selling, general and administrative expenses, $10.3 million is associated with headcount reductions of approximately 300 positions, which was accrued for under existing severance plans or statutory requirements, and $4.1 million is related to certain contractual costs. Generally, severance benefits paid to our U.S. employees are paid through monthly payroll according to the number of weeks of severance benefit provided to the employee, while our international employees receive a lump sum severance payment for their benefit. Accordingly, we expect the majority of the payments related to headcount reductions to be completed by the first quarter of 2009. A majority of the certain contractual costs, which primarily represents services we do not intend to utilize for which we are contractually committed to future payments, are expected to be paid by 2011. The payments related to these charges totaled $6.5 million during the twelve months ended December 31, 2008, the majority of which related to the headcount reductions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2006 Restructuring Charges. During the fourth quarter of 2006, we approved a plan for certain organizational changes, effective January 1, 2007. This plan provided for the realignment of our operations, resulting in the elimination of approximately 170 positions, with expected payments totaling $6.4 million, pre-tax, and $4.0 million, net of tax. The severance liabilities were recognized in 2006 as payment was probable and estimable under existing plans. The realignment activities provided for by this plan were substantially complete at December 31, 2007.

11.  RELATED PARTY TRANSACTIONS

SunTrust Banks, Inc., or SunTrust

We consider SunTrust a related party because L. Phillip Humann, a member of our Board of Directors, was Executive Chairman of the Board of Directors of SunTrust Banks, Inc., a multi-bank holding company, from 2007 to April 2008 and prior thereto, Chairman and Chief Executive Officer from 2004 through 2006. Larry L. Prince, a member of our Board of Directors until September 18, 2008, was also a director of SunTrust. Our relationships with SunTrust are described more fully as follows:

•
We paid SunTrust $4.1 million, $4.2 million and $3.1 million, respectively, during the twelve months ended December 31, 2008, 2007 and 2006 for services such as lending, foreign exchange, debt underwriting, cash management, trust, investment management, acquisition valuation, and shareholder services relationships.

•
We also provide credit management services to SunTrust, as a customer, from whom we recognized revenue of $6.6 million, $6.0 million and $4.9 million, respectively, during the twelve months ended December 31, 2008, 2007 and 2006. The corresponding outstanding accounts receivable balances due from SunTrust at December 31, 2008 and 2007 were immaterial.

•
We have an $850.0 million Senior Credit Facility with a group of banks, of which SunTrust is committed to lend $115.0 million. At December 31, 2008 and 2007, SunTrust's portion of the outstanding borrowings under this facility totaled $56.8 million and $50.7 million, respectively.

•
SunTrust is the holder of our $10.1 million mortgage obligation on the facility that houses our Atlanta, Georgia data center, which we acquired on July 26, 2007.

•
SunTrust provides the $29.0 million synthetic lease facility related to our Atlanta corporate headquarters building. As of December 31, 2008 and 2007, the amount of this facility was $29.0 million.

•
A subsidiary of SunTrust, AMA/Lighthouse, Inc., owned a 24.9% minority interest in Lighthouse Investment Partners, L.L.C., which provides investment management services for our USRIP; SunTrust sold its minority interest in January 2008. As of December 31, 2007, a total of $30.1 million of USRIP assets were managed by this subsidiary of SunTrust.

•
SunTrust is a dealer under our commercial paper program. Fees paid to the dealers related to our issuance of commercial paper were immaterial during the twelve months ended December 31, 2008 and 2007.

•
SunTrust Robinson Humphrey served as an underwriter for our public offering of $550.0 million of Notes in June 2007 for which they were paid underwriting fees of approximately $0.4 million.

Bank of America, N.A., or B of A

We considered B of A a related party until September 18, 2008, because Jacquelyn M. Ward, a member of our Board of Directors until that date, was also a director of B of A. Our relationships with B of A are described more fully as follows:

•
We provide credit management services to B of A, as a customer, from whom we recognized revenue of $40.3 million, $35.3 million and $37.1 million, respectively, during the twelve months ended December 31, 2008, 2007 and 2006. The corresponding outstanding accounts receivable balance due from B of A at December 31, 2007 was $6.0 million.

•
We have an $850.0 million Senior Credit Facility, as amended during the second quarter of 2007, with a group of banks, of which B of A is committed to lend $115.0 million. At December 31, 2007, B of A's portion of the outstanding borrowings under this facility totaled $50.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
B of A extends an uncommitted $25.0 million working capital line of credit to Equifax. The facility is cancelable at the discretion of either party. The uncommitted working capital line at December 31, 2007, had an outstanding balance of zero.

•
Bank of America Corporation provides investment management services for the USRIP and EIPP through its subsidiary, Bank of America Capital Advisors, LLC. At December 31, 2007, a total of $5.0 million of USRIP and EIPP assets were managed by this subsidiary.

•
At December 31, 2007, B of A was the counterparty on interest rate swaps related to our headquarters building lease with us with a notional value of $29.0 million.

•
B of A is a dealer under our commercial paper program. Fees paid to the dealers related to our issuance of commercial paper were immaterial during the twelve months ended December 31, 2008 and 2007.

•
B of A Securities, LLC served as an underwriter for our public offering of $550.0 million of Notes in June 2007 for which they were paid underwriting fees of approximately $1.4 million.

Fidelity National Information Services, Inc., or FNIS

We considered FNIS a related party until September 17, 2008, because Lee A. Kennedy, one of our directors until that date is President and Chief Executive Officer and a Director of FNIS. We sell certain consumer credit information services to FNIS. Revenue from FNIS, as a customer, for credit disclosure reports and portfolio reviews was not material during the twelve months ended December 31, 2008, 2007 and 2006. The corresponding outstanding accounts receivable balance due from FNIS at December 31, 2007 was also immaterial. In addition, FNIS provides customer invoice and disclosure notification printing and mailing services to us. Amounts paid to FNIS for fulfillment services were $12.1 million, $11.5 million and $10.5 million for the twelve months ended December 31, 2008, 2007 and 2006, respectively.

On February 29, 2008, in order to enhance our mortgage solutions market share, we acquired certain assets and specified liabilities of FIS Credit Services, Inc., a related party mortgage credit reporting reseller, for cash consideration of $6.0 million. This is considered a related party transaction in accordance with SFAS No. 57, "Related Party Disclosures," since FNIS is the parent company of FIS Credit Services, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  SEGMENT INFORMATION

Organizational Realignment. Effective January 1, 2007, we implemented certain organizational changes as a result of a strategic review of our business. The changes to our internal structure changed our operating segments to the following: U.S. Consumer Information Solutions, International, North America Personal Solutions and North America Commercial Solutions. U.S. Consumer Information Solutions consists of the former Marketing Services and North America Information Services, excluding U.S. Commercial Services and Canada. North America Commercial Solutions represents our former commercial business for the U.S. and Canada that was within North America Information Services as well as our October 2006 acquisition of Austin-Tetra. International consists of our consumer business in Canada and all of our businesses in Europe and Latin America. North America Personal Solutions remained unchanged. Our financial results for the twelve months ended December 31, 2006 have been recast below to reflect our new organizational structure.

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

A summary of segment products and services under our new organizational structure is as follows:

U.S. Consumer Information Solutions. This segment includes consumer information services (such as credit information and credit scoring, credit modeling services, locate services, fraud detection and prevention services, identity verification services and other consulting services); mortgage loan origination information, appraisal, title and closing services; credit marketing services; and consumer demographic and lifestyle information services.

TALX. This segment includes employment and income verification services (known as The Work Number) and employment tax and talent management services.

International. This segment includes information services products, which includes consumer and commercial services (such as credit and financial information, credit scoring and credit modeling services), credit and other marketing products and services, and products and services sold directly to consumers.

North America Personal Solutions. This segment includes credit information, credit monitoring and identity theft protection products sold directly to consumers via the Internet and in various hard-copy formats.

North America Commercial Solutions. This segment includes commercial products and services such as business credit and demographic information, credit scores and portfolio analytics (decisioning tools), which are derived from our databases of business credit, financial and demographic information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the twelve months ended December 31, 2008, 2007 and 2006 and as of December 31, 2008 and 2007 is as follows:

	Twelve Months Ended December 31,

(in millions)	2008	2007	2006

Operating revenue:
U.S. Consumer Information Solutions	$890.8	$969.7	$968.1
International	505.7	472.8	402.8
TALX	305.1	179.4	—
North America Personal Solutions	162.6	153.5	126.0
North America Commercial Solutions	71.5	67.6	49.4

Total operating revenue	$1,935.7	$1,843.0	$1,546.3

	Twelve Months Ended December 31,

(in millions)	2008	2007	2006

Operating income:
U.S. Consumer Information Solutions	$337.1	$383.5	$395.7
International	149.9	141.1	118.1
TALX	53.1	29.3	—
North America Personal Solutions	46.3	34.0	13.6
North America Commercial Solutions	13.6	12.0	9.9
General Corporate Expense	(122.8)	(113.7)	(101.2)

Total operating income	$477.2	$486.2	$436.1

	December 31,

(in millions)	2008	2007

Total assets:
U.S. Consumer Information Solutions	$1,047.7	$973.6
International	512.7	652.0
TALX	1,415.8	1,575.7
North America Personal Solutions	21.3	15.5
North America Commercial Solutions	68.1	78.2
General Corporate	194.7	228.9

Total assets	$3,260.3	$3,523.9

	Twelve Months Ended December 31,

(in millions)	2008	2007	2006

Depreciation and amortization expense:
U.S. Consumer Information Solutions	$46.2	$47.0	$46.1
International	23.8	21.4	19.2
TALX	62.6	38.3	—
North America Personal Solutions	3.1	2.9	3.0
North America Commercial Solutions	5.4	5.5	4.2
General Corporate	14.3	12.6	10.3

Total depreciation and amortization expense	$155.4	$127.7	$82.8

	Twelve Months Ended December 31,

(in millions)	2008	2007	2006

Capital expenditures:
U.S. Consumer Information Solutions	$22.1	$23.3	$32.0
International	22.8	23.0	11.1
TALX	9.9	6.4	—
North America Personal Solutions	9.5	5.0	2.9
North America Commercial Solutions	4.3	1.0	0.8
General Corporate	41.9	59.8	5.2

Total capital expenditures	$110.5	$118.5	$52.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information by geographic area is as follows:

	Twelve Months Ended December 31,

	2008		2007		2006

(in millions)	Amount	%	Amount	%	Amount	%

Operating revenue (based on location of customer):
U.S.	$1,404.7	73%	$1,344.5	73%	$1,120.5	72%
Canada	136.2	7%	132.2	7%	118.2	8%
U.K.	141.0	7%	158.0	9%	135.0	9%
Brazil	97.6	5%	83.0	4%	78.0	5%
Other	156.2	8%	125.3	7%	94.6	6%

Total operating revenue	$1,935.7	100%	$1,843.0	100%	$1,546.3	100%

	December 31,

	2008		2007

(in millions)	Amount	%	Amount	%

Long-lived assets:
U.S.	$2,504.5	87%	$2,592.3	84%
Brazil	123.6	4%	169.0	5%
Canada	95.2	3%	119.2	4%
U.K.	93.6	3%	131.3	4%
Other	89.6	3%	87.1	3%

Total long-lived assets	$2,906.5	100%	$3,098.9	100%

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2008 and 2007 was as follows:

	Three Months Ended

(In millions, except per share data)	March 31,	June 30,	September 30,	December 31,

2008
Operating revenue	$503.1	$501.9	$484.1	$446.6

Operating income	$126.2	$127.7	$107.2	$116.1

Net income	$65.7	$70.8	$72.3	$64.0

Basic earnings per common share*	$0.51	$0.55	$0.57	$0.51

Diluted earnings per common share*	$0.50	$0.54	$0.56	$0.50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended

(In millions, except per share data)	March 31,	June 30,	September 30,	December 31,

2007
Operating revenue	$405.1	$454.5	$492.5	$490.9

Operating income	$117.0	$119.8	$129.2	$120.2

Net income	$69.0	$70.1	$67.9	$65.7

Basic earnings per common share*	$0.55	$0.52	$0.49	$0.50

Diluted earnings per common share*	$0.54	$0.51	$0.48	$0.49

*
The sum of the quarterly EPS does not equal the annual EPS due to changes in the weighted-average shares between periods.

The comparability of our quarterly financial results during 2008 and 2007 was impacted by certain events, as follows:

•
During 2008 and 2007, we made several acquisitions, including TALX during the second quarter of 2007. For additional information about our acquisitions, see Note 2 of the Notes to Consolidated Financial Statements.

•
During the third quarter of 2008, we recorded a restructuring and asset write-down charge. For additional information about this charge, see Note 10 of the Notes to Consolidated Financial Statements.

•
During the third quarter of 2008, we recorded an income tax benefit of $14.6 million related to uncertain tax positions for which the statute of limitations expired. For additional information about this benefit, see Note 6 of the Notes to the Consolidated Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management's Report on Internal Control Over Financial Reporting

Management's annual report on internal control over financial reporting is included in Item 8 on page 49 and is incorporated by reference.

Equifax's independent registered public accounting firm has audited and issued a report on Equifax's internal control over financial reporting, which appears in Item 8 on page 50 and is incorporated by reference.

Changes in Internal Control Over Financial Reporting

No change in Equifax's internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2008 that materially affected, or is reasonably likely to materially affect, Equifax's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 10 of Part III regarding our directors, nominees, and audit committee financial experts is included in the sections captioned "Corporate Governance and Board Matters" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement, or 2009 Proxy Statement, relating to the Annual Meeting of Shareholders to be held on May 8, 2009, to be filed with the SEC within 120 days after December 31, 2008, and is incorporated herein by reference.

Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I "Business — Executive Officers of the Registrant."

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is included in the section of our 2009 Proxy Statement captioned "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

Information required by Item 11 of Part III is included in the sections of our 2009 Proxy Statement captioned "Compensation Discussion and Analysis," "Executive Compensation Tables," "Director Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation, Human Resources and Management Succession Committee Report" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of Part III is included in the section of our 2009 Proxy Statement captioned "Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by Item 12 regarding the securities authorized for issuance under our equity compensation plans is included in the section captioned "Equity Compensation Plan Information" in our 2009 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Part III is included in the sections of our 2009 Proxy Statement captioned "Corporate Governance and Board Matters," and "Certain Relationships and Related Transactions" and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 of Part III is included in the section of our 2009 Proxy Statement captioned "Independent Registered Public Accounting Firm Fees and Services" and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
List of Documents Filed as a Part of This Report:
(1)
Financial Statements.  The following financial statements are included in Item 8 of Part II:

•
Consolidated Balance Sheets — December 31, 2008 and 2007;

•
Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006;

•
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006;

•
Consolidated Statements of Shareholders' Equity and Comprehensive Income for the Years Ended December 31, 2008, 2007 and 2006; and

•
Notes to Consolidated Financial Statements.
(2)
Financial Statement Schedules.

•
Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

  (3)
  Exhibits.  A list of the exhibits required to be filed as part of this Report by Item 601 of Regulation S-K is set forth in the Exhibit Index on page 100 of this Form 10-K, which immediately precedes such exhibits, and is incorporated herein by reference.
(b)
Exhibits.  See Item 15(a)(3).
(c)
Financial Statement Schedules.  See Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2009.

EQUIFAX INC. (Registrant)
By:
/s/ RICHARD F. SMITH

Richard F. Smith Chairman and Chief Executive Officer

We, the undersigned directors and executive officers of Equifax Inc., hereby severally constitute and appoint Lee Adrean, Nuala M. King and James Griggs, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2009.

/s/ RICHARD F. SMITH

Richard F. Smith, Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ LEE ADREAN

Lee Adrean, Corporate Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ NUALA M. KING

Nuala M. King, Senior Vice President and Corporate Controller (Principal Accounting Officer)
/s/ WILLIAM W. CANFIELD

William W. Canfield, Director
/s/ JAMES E. COPELAND, JR.

James E. Copeland, Jr., Director
/s/ ROBERT D. DALEO

Robert D. Daleo, Director

/s/ WALTER W. DRIVER, JR.

Walter W. Driver, Jr., Director
/s/ MARK L. FEIDLER

Mark L. Feidler, Director
/s/ L. PHILLIP HUMANN

L. Phillip Humann, Director
/s/ SIRI S. MARSHALL

Siri S. Marshall, Director
/s/ JOHN A. MCKINLEY

John A. McKinley, Director
/s/ MARK B. TEMPLETON

Mark B. Templeton, Director

2008 Form 10-K
EXHIBIT INDEX

Exhibit Number	Description

Articles of Incorporation and Bylaws
3.1	Amended and Restated Articles of Incorporation of Equifax Inc. (incorporated by reference to Exhibit B to Equifax's Schedule 14A filed March 27, 1996).
3.2	Amended and Restated Bylaws of Equifax Inc. (incorporated by reference to Exhibit 3.1 to Equifax's Form 8-K filed November 12, 2008).
Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Amended and Restated Rights Agreement dated as of October 14, 2005, between Equifax Inc. and SunTrust Bank, as Rights Agent, which includes as Exhibit A the form of Rights Certificate and as Exhibit B the Summary of Rights (incorporated by reference to Exhibit 4.1 to Equifax's Form 8-K filed on October 18, 2005).
4.2	Indenture dated as of June 29, 1998, between Equifax Inc. and The First National Bank of Chicago, Trustee (under which Equifax's 6.9% Debentures due 2028 were issued) (incorporated by reference to Exhibit 4.4 to Equifax's Form 10-K filed March 31, 1999).
4.3	First Supplemental Indenture dated as of June 28, 2007, between Equifax Inc. and The Bank of New York Trust Company, N.A. (under which Equifax's 6.30% Senior Notes due 2017 were issued), to Indenture dated as of June 29, 1998 between Equifax Inc. and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Equifax's Form 8-K filed June 29, 2007).
4.4	Second Supplemental Indenture dated as of June 28, 2007, between Equifax Inc. and The Bank of New York Trust Company, N.A. (under which Equifax's 7.00% Senior Notes due 2037 were issued), to Indenture dated as of June 29, 1998 between Equifax Inc. and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Equifax's Form 8-K filed June 29, 2007).
4.5	Amended and Restated Credit Agreement dated as of July 24, 2006, among Equifax Inc., Equifax PLC, the Lenders named therein and SunTrust Bank as Administrative Agent (incorporated by reference to Exhibit 4.1 to Equifax's Form 10-Q filed November 1, 2006).
4.6	First and Second Amendments to Amended and Restated Credit Agreement, each dated as of May 11, 2007, to Amended and Restated Credit Agreement dated as of July 24, 2006 among Equifax Inc., Equifax PLC, the Lenders named therein and SunTrust Bank as Administrative Agent (incorporated by reference to Exhibit 10.1 to Equifax's Form 8-K filed May 15, 2007).
4.7	Note Purchase Agreement dated as of May 25, 2006, among TALX Corporation and the Purchasers named therein (TALX Corporation Senior Guaranteed Notes due 2014) (including as Exhibit 1 the form of Senior Guaranteed Note due 2014) (incorporated by reference to Exhibit 4.1 to Equifax's Form 10-Q filed August 1, 2007).
4.8	Amendment Agreement dated as of May 15, 2007, among Equifax Inc., TALX Corporation and the Purchasers named therein (including form of Equifax Inc. parent guaranty), to Note Purchase Agreement between TALX Corporation and the Purchasers named therein dated as of May 25, 2006 (TALX Corporation Senior Guaranteed Notes due 2014) (incorporated by reference to Exhibit 4.2 to Equifax's Form 10-Q filed August 1, 2007).

Except as set forth in the preceding Exhibits 4.1 through 4.8, instruments defining the rights of holders of long-term debt securities of Equifax have been omitted where the total amount of securities authorized does not exceed 10% of the total assets of Equifax and its subsidiaries on a consolidated basis. Equifax agrees to furnish to the SEC, upon request, a copy of such instruments with respect to issuances of long-term debt of Equifax and its subsidiaries.
Management Contracts and Compensatory Plans or Arrangements
10.1	Form of New Change in Control Agreement (Tier I or Tier II) (incorporated by reference to Exhibit 10.3 to Equifax's Form 8-K filed September 26, 2008).
10.2	Equifax Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Equifax's Form 10-Q filed July 29, 2008).
10.3	Equifax Inc. Non-Employee Director Stock Option Plan and Form of Non-Employee Director Stock Option Agreement (incorporated by reference to Exhibit 10.16 to Equifax's Form 10-K filed March 31, 1999).

EXHIBIT INDEX (continued)
Exhibit Number		Description

10.4		Equifax Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.7 to Equifax's Form 10-K filed March 29, 2001).
10.5		Supplemental Retirement Plan for Executives of Equifax Inc. (incorporated by reference to Exhibit 10.1 to Equifax's Form 8-K filed November 15, 2004).
10.6		Equifax Inc. Executive Life and Supplemental Retirement Benefit Plan (incorporated by reference to Exhibit 10.8 to Equifax's Form 10-K filed March 29, 2001).
10.7		Equifax Inc. Key Management Long-Term Incentive Plan, as amended and restated effective as of January 1, 2006 (incorporated by reference to Appendix A to Equifax's definitive proxy statement on Schedule 14A filed April 12, 2006).
10.8	**	Form of Non-Qualified Stock Option Agreement under the Equifax Inc. 2008 Omnibus Incentive Plan.
10.9	**	Form of Deferred Share Award Agreement (restricted stock units) under the Equifax Inc. 2008 Omnibus Incentive Plan.
10.10	**	Equifax Inc. 2008 Omnibus Incentive Plan (U.K. Sub-Plan for U.K. Participants).
10.11	**	Form of Non-Qualified Stock Option Agreement under the Equifax Inc. 2008 Omnibus Incentive Plan (U.K. approved option version).
10.12	**	Form of Non-Qualified Stock Option Agreement under the Equifax Inc. 2008 Omnibus Incentive Plan (U.K. unapproved option version).
10.13	**	Equifax Inc. Executive Deferred Compensation Plan, as amended through December 31, 2008.
10.14	**	Equifax Inc. Director Deferred Compensation Plan, as amended through December 31, 2008.
10.15		Equifax Grantor Trust dated as of January 1, 2003, between Equifax Inc. and Wachovia Bank, N.A., Trustee, relating to supplemental deferred compensation and phantom stock benefits (incorporated by reference to Exhibit 10.30 to Equifax's Form 10-K filed March 28, 2003).
10.16	**	Equifax Inc. Director and Executive Stock Deferral Plan, as amended through December 31, 2008.
10.17	**	Form of Director Deferred Share Award Agreement, as amended through December 31, 2008.
10.18		Summary of Annual Incentive Plan (incorporated by reference to Exhibit 10.32 to Equifax's Form 10-K filed on March 16, 2005).
10.19	**	Summary of Non-Employee Director Compensation.
10.20		Amended and restated Employment Agreement dated as of September 23, 2008, between Equifax Inc. and Richard F. Smith (incorporated by reference to Exhibit 10.1 to Equifax's Form 8-k filed September 26, 2008).
10.21		Deferred Share Award Agreement dated as of September 19, 2005, between Equifax Inc. and Richard F. Smith (incorporated by reference to Exhibit 10.2 to Equifax's Form 10-Q filed November 7, 2005).
10.22		Employment Agreement dated September 1, 1996, and Modification of Employment Agreement dated February 1, 2007, between TALX Corporation and William W. Canfield (incorporated by reference to Exhibit 10.9 to Equifax's Form 10-Q filed August 1, 2007).
10.23		Amendment to Employment Agreement dated September 23, 2008, between TALX Corporation and William W. Canfield (incorporated by reference to Exhibit 10.2 to Equifax's Form 8-K filed September 26, 2008).
10.24		First Amendment to and Complete Restatement of TALX Split-Dollar Agreements and Related Insurance Agreements, dated March 31, 1999, among TALX Corporation, William W. Canfield, and Thomas M. Canfield and James W. Canfield, Trustees of the Canfield Family Irrevocable Insurance Trust U/A March 31, 1993 (incorporated by reference to Exhibit 10.10 to Equifax's Form 10-Q filed August 1, 2007).
Material Contracts
10.25		Agreement for Computerized Credit Reporting Services and Options to Purchase and Sell Assets dated as of August 1, 1988, among The Credit Bureau, Incorporated of Georgia, Equifax Inc., Computer Sciences Corporation, CSC Credit Services, Inc., Credit Bureau of Greater Cincinnati, Inc., Credit Bureau of Greater Kansas City, Inc., Johns Holding Company, CSC Credit Services of Minnesota, Inc. and CSC Accounts Management, Inc. (incorporated by reference to Exhibit 10.18 to Equifax's Form 10-K filed March 30, 2000).
10.26		First through Third Amendments dated as of December 28, 1990, 1991 and September 27, 1991, respectively, to Agreement for Computerized Credit Reporting Services and Options to Purchase and Sell Assets (incorporated by reference to Exhibit 10.26 to Equifax's Form 10-K filed March 31, 1997).

EXHIBIT INDEX (continued)
Exhibit Number		Description

10.27		Fourth Amendment dated as of December 31, 1992 to Agreement for Computerized Services and Options to Purchase and Sell Assets (incorporated by reference to pages 8 through 16 and Exhibit 4.1 to Amendment No. 1 to Form S-3, Registration Statement No. 33-62820 filed June 17, 1993).
10.28		Fifth Amendment dated as of September 7, 1993 to Agreement for Computerized Credit Reporting Services and Options to Purchase and Sell Assets (incorporated by reference to Exhibit 10.21 to Equifax's Form 10-K filed March 30, 2000).
10.29		Sixth Amendment dated as of 1994 to Agreement for Computerized Credit Reporting Services and Options to Purchase and Sell Assets (incorporated by reference to Exhibit 10.25 to Equifax's Form 10-K filed March 30, 1995).
10.30		Lease Agreement dated as of March 18, 1994, between Equifax Inc. and William J. Wade, Individual Owner Trustee of Equifax Business Trust No. 1994-A, related to leveraged lease of JV White Technology Center (incorporated by reference to Exhibit 10.24 to Equifax's Form 10-K filed March 30, 2000).
10.31		Purchase and Sale Agreement dated as of June 28, 2007, between Equifax Inc. and First Chicago Leasing Corporation related to Equifax's purchase of the JV White Technology Center (incorporated by reference to Exhibit 10.1 to Equifax's Form 8-K filed July 3, 2007).
10.32		Ground Lease Agreement dated as of March 5, 1998, between Rhodes Center Property, L.L.C. and Equifax Inc. related to lease of Equifax's corporate headquarters (incorporated by reference to Exhibit 10.29 to Equifax's Form 10-K filed March 31, 1999).
10.33		Agreement for Operations Support dated as of July 1, 2003, between International Business Machines Corporation and Equifax Inc. (incorporated by reference to Exhibit 10.1 to Equifax's Form 10-Q/A filed April 29, 2004).
10.34		Commercial Paper Dealer Agreement dated May 22, 2007, between Equifax Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 to Equifax's Form 8-K filed May 23, 2007).
10.35		Commercial Paper Dealer Agreement dated May 22, 2007, between Equifax Inc. and SunTrust Capital Markets Securities, Inc. (incorporated by reference to Exhibit 10.2 to Equifax's Form 8-K filed May 23, 2007).
Other Exhibits and Certifications
11.1		Calculation of earnings per share. (The calculation of earnings per share is in Part II, Item 8, Note 1 to the Consolidated Financial Statements and is omitted in accordance with Section (b)(11) of Item 601 of the Notes to Regulation S-K).
14.1		Code of Ethics (The Equifax Business Ethics and Compliance Program) (incorporated by reference to Exhibit 14 to Equifax's Form 10-K filed March 11, 2004).
21.1	**	Subsidiaries of Equifax Inc.
23.1	**	Consent of Independent Registered Public Accounting Firm.
24.1	**	Powers of Attorney (included on signature page).
31.1	**	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	**	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	**	Section 1350 Certification of Chief Executive Officer.
32.2	**	Section 1350 Certification of Chief Financial Officer.
*
Document omits information pursuant to a Request for Confidential Treatment under Rule 406 of the Securities Act of 1933 which has been granted by the SEC. Omitted portions have been filed separately with the SEC.

**
Filed herewith.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

2008

Column A	Column B	Column C		Column D	Column E

		Additions

(In millions) Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$8.9	$11.0	$—	$(5.4)	$14.5
Deferred income tax asset valuation allowance	60.8	0.2	49.9	(17.2)	93.7

	$69.7	$11.2	$49.9	$(22.6)	$108.2

2007

Column A	Column B	Column C		Column D	Column E

		Additions

(In millions) Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$8.7	$7.3	$—	$(7.1)	$8.9
Deferred income tax asset valuation allowance	74.8	0.2	8.6	(22.8)	60.8

	$83.5	$7.5	$8.6	$(29.9)	$69.7

2006

Column A	Column B	Column C		Column D	Column E

		Additions

(In millions) Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$9.6	$5.2	$—	$(6.1)	$8.7
Deferred income tax asset valuation allowance	81.2	0.3	5.5	(12.2)	74.8

	$90.8	$5.5	$5.5	$(18.3)	$83.5

QuickLinks

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
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  2. ACQUISITIONS AND INVESTMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  3. GOODWILL AND OTHER INTANGIBLE ASSETS
  4. DEBT
  5. COMMITMENTS AND CONTINGENCIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  6. INCOME TAXES
  7. STOCK-BASED COMPENSATION
  8. SHAREHOLDER RIGHTS PLAN
  9. BENEFIT PLANS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  10. RESTRUCTURING CHARGES
  11. RELATED PARTY TRANSACTIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  12. SEGMENT INFORMATION
  13. QUARTERLY FINANCIAL DATA (UNAUDITED)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS