Form 10-Q
period 2009-03-31
EQUIFAX INC
filed 2009-04-28
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        On April 17, 2009, there were 126,235,165 shares of the registrant's common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2009

FORWARD-LOOKING STATEMENTS

        This report contains information that may constitute "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to future operating results, are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, "Item 1A. Risk Factors," and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2008, and those described from time to time in our future reports filed with the Securities and Exchange Commission. As a result of such risks and uncertainties, we urge you not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2009	2008
(In millions, except per share amounts)	(Unaudited)
Operating revenue	$452.9	$503.1

Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	189.0	206.2
Selling, general and administrative expenses	123.0	132.8
Depreciation and amortization	38.2	37.9

Total operating expenses	350.2	376.9

Operating income	102.7	126.2
Interest expense	(14.3)	(19.7)
Other income, net	2.4	0.3

Consolidated income before income taxes	90.8	106.8
Provision for income taxes	(34.7)	(39.4)

Consolidated net income	56.1	67.4
Less: Net income attributable to noncontrolling interests	(1.7)	(1.7)

Net income attributable to Equifax	$54.4	$65.7

Basic earnings per common share	$0.43	$0.51

Weighted-average shares used in computing basic earnings per share	126.2	129.6

Diluted earnings per common share	$0.43	$0.50

Weighted-average shares used in computing diluted earnings per share	127.4	132.1

Dividends per common share	$0.04	$0.04

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
(In millions, except par values)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60.0	$58.2
Trade accounts receivable, net of allowance for doubtful accounts of $14.5 at March 31, 2009 and December 31, 2008	263.8	253.4
Prepaid expenses	27.2	22.9
Other current assets	18.4	19.3

Total current assets	369.4	353.8

Property and equipment:
Capitalized internal-use software and system costs	319.7	313.9
Data processing equipment and furniture	168.3	176.6
Land, buildings and improvements	155.7	124.0

Total property and equipment	643.7	614.5
Less accumulated depreciation and amortization	(332.5)	(328.2)

Total property and equipment, net	311.2	286.3

Goodwill	1,765.8	1,760.0
Indefinite-lived intangible assets	95.0	95.1
Purchased intangible assets, net	660.8	682.2
Other assets, net	79.7	82.9

Total assets	$3,281.9	$3,260.3

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities	$294.7	$31.9
Capitalized lease obligation	29.0	—
Accounts payable	32.3	29.9
Accrued expenses	56.4	57.6
Accrued salaries and bonuses	28.9	54.2
Deferred revenue	64.2	65.7
Other current liabilities	78.6	78.7

Total current liabilities	584.1	318.0
Long-term debt	906.3	1,187.4
Deferred income tax liabilities, net	220.4	215.3
Long-term pension and other postretirement benefit liabilities	145.6	166.0
Other long-term liabilities	50.1	50.1

Total liabilities	1,906.5	1,936.8

Commitments and Contingencies (see Note 4)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares—10.0; Issued shares—none	—	—
Common stock, $1.25 par value: Authorized shares—300.0; Issued shares—189.2 at March 31, 2009 and December 31, 2008; Outstanding shares—126.2 and 126.3 at March 31, 2009 and December 31, 2008, respectively	236.5	236.5
Paid-in capital	1,077.6	1,075.2
Retained earnings	2,330.3	2,281.0
Accumulated other comprehensive loss	(383.6)	(390.6)
Treasury stock, at cost, 60.1 shares and 59.7 shares at March 31, 2009 and December 31, 2008, respectively	(1,848.1)	(1,837.9)
Stock held by employee benefits trusts, at cost, 2.9 shares and 3.2 shares at March 31, 2009 and December 31, 2008, respectively	(49.1)	(51.8)

Total Equifax shareholders' equity	1,363.6	1,312.4
Noncontrolling interests	11.8	11.1

Total equity	1,375.4	1,323.5

Total liabilities and equity	$3,281.9	$3,260.3

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
(In millions)	(Unaudited)
Operating activities:
Consolidated net income	$56.1	$67.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38.2	37.9
Stock-based compensation expense	3.7	6.1
Tax effects of stock-based compensation plans	(0.1)	1.5
Excess tax benefits from stock-based compensation plans	(0.2)	(0.8)
Deferred income taxes	3.2	(5.8)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(10.3)	(6.8)
Prepaid expenses and other current assets	(3.3)	(4.1)
Other assets	(0.3)	(1.4)
Current liabilities, excluding debt	(28.7)	(20.6)
Other long-term liabilities, excluding debt	(13.8)	3.1

Cash provided by operating activities	44.5	76.5

Investing activities:
Capital expenditures	(15.0)	(30.0)
Investment in unconsolidated affiliates	1.0	—
Acquisitions, net of cash acquired	—	(6.0)

Cash used in investing activities	(14.0)	(36.0)

Financing activities:
Net short-term borrowings (repayments)	260.1	(199.5)
Net (repayments) borrowings under long-term revolving credit facilities	(270.0)	200.0
Proceeds from issuance of long-term debt	—	2.1
Payments on long-term debt	(6.4)	(2.9)
Treasury stock purchases	(9.1)	(37.0)
Dividends paid to Equifax shareholders	(5.0)	(5.2)
Dividends paid to noncontrolling interests	(0.4)	(1.4)
Proceeds from exercise of stock options	3.4	5.6
Excess tax benefits from stock-based compensation plans	0.2	0.8
Other	(0.5)	(0.2)

Cash used in financing activities	(27.7)	(37.7)

Effect of foreign currency exchange rates on cash and cash equivalents	(1.0)	0.6

Increase in cash and cash equivalents	1.8	3.4
Cash and cash equivalents, beginning of period	58.2	81.6

Cash and cash equivalents, end of period	$60.0	$85.0

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2009

(Unaudited)

	Equifax Shareholders
	Common Stock						Stock Held By Employee Benefits Trusts
					Accumulated Other Comprehensive Loss
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2008	126.3	$236.5	$1,075.2	$2,281.0	$(390.6)	$(1,837.9)	$(51.8)	$11.1	$1,323.5
Net income	—	—	—	54.4	—	—	—	1.7	56.1
Other comprehensive income	—	—	—	—	7.0	—	—	(0.6)	6.4
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.3	—	0.6	—	—	(1.1)	2.7	—	2.2
Treasury stock purchased under share repurchase program ($22.87 per share)*	(0.4)	—	—	—	—	(9.1)	—	—	(9.1)
Cash dividends ($0.04 per share)	—	—	—	(5.1)	—	—	—	—	(5.1)
Dividends paid to employee benefits trusts	—	—	0.1	—	—	—	—	—	0.1
Stock-based compensation expense	—	—	3.7	—	—	—	—	—	3.7
Tax effects of stock-based compensation plans	—	—	(0.1)	—	—	—	—	—	(0.1)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.4)	(0.4)
Other	—	—	(1.9)	—	—	—	—	—	(1.9)

Balance, March 31, 2009	126.2	$236.5	$1,077.6	$2,330.3	$(383.6)	$(1,848.1)	$(49.1)	$11.8	$1,375.4

*
At March 31, 2009, $149.1 million was authorized for future purchases of common stock under our share repurchase authorization.

Accumulated Other Comprehensive Loss consists of the following components:

	March 31, 2009	December 31, 2008
	(In millions)
Foreign currency translation	$(173.3)	$(178.4)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $118.3 and $119.2 at March 31, 2009 and December 31, 2008, respectively	(206.9)	(208.5)
Cash flow hedging transactions, net of tax of $2.0 and $2.1 at March 31, 2009 and December 31, 2008, respectively	(3.4)	(3.7)

Accumulated other comprehensive loss	$(383.6)	$(390.6)

Comprehensive Income is as follows:

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$54.4	$1.7	$56.1	$65.7	$1.7	$67.4
Other comprehensive income:
Foreign currency translation adjustment	5.1	(0.6)	4.5	6.9	0.4	7.3
Recognition of prior service cost and actuarial gains (losses) related to our pension and other postretirement benefit plans	1.6	—	1.6	1.3	—	1.3
Change in cumulative loss from cash flow hedging transactions	0.3	—	0.3	(0.3)	—	(0.3)

Comprehensive income	$61.4	$1.1	$62.5	$73.6	$2.1	$75.7

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2009

        As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Operations.    We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of March 31, 2009, we operated in the following countries: Argentina, Brazil, Canada, Chile, Ecuador, El Salvador, Honduras, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We maintain support operations in Costa Rica and the Republic of Ireland. We also own an equity interest in a consumer credit information company located in Russia.

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

        Basis of Presentation.    The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, the instructions to Form 10-Q and Article 10 of Regulation S-X. To understand our complete financial position and results, as defined by GAAP, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2008, or 2008 Form 10-K.

        Our unaudited Consolidated Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods presented. Certain prior year amounts have been reclassified to conform to current year presentation, including $3.4 million of selling, general and administrative expense in the prior year which was reclassified to cost of services. The effect of these reclassifications was not material.

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

March 31, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

income amounts used in both our basic and diluted EPS calculations are the same. A reconciliation of the weighted-average outstanding shares used in the two calculations is as follows:

	Three Months Ended March 31,
	2009	2008
	(In millions)
Weighted-average shares outstanding (basic)	126.3	129.6
Effect of dilutive securities:
Stock equivalents	1.1	2.4
Long-term incentive plans	—	0.1

Weighted-average shares outstanding (diluted)	127.4	132.1

        For the three months ended March 31, 2009 and 2008, 4.5 million and 1.6 million stock options, respectively, were anti-dilutive and therefore excluded from this calculation.

        Fair Value Measurements.    In accordance with SFAS No. 157, "Fair Value Measurements", or SFAS 157, fair value is determined based on the assumptions marketplace participants use in pricing the asset or liability. SFAS 157 establishes a three level fair value hierarchy to prioritize the inputs used in valuation techniques between observable inputs that reflect quoted prices in active markets, inputs other than quoted prices with observable market data and unobservable data (e.g., a company's own data). The adoption of SFAS 157 on January 1, 2009 for nonfinancial assets and nonfinancial liabilities did not have a material impact on our Consolidated Financial Statements.

        Derivatives and Hedging Activities.    Although derivative financial instruments are not utilized for speculative purposes or as the Company's primary risk management tool, derivatives have been used as a risk management tool to hedge the Company's exposure to changes in interest rates and foreign exchange rates. We have used interest rate swaps and interest rate lock agreements to manage interest rate risk associated with our fixed and floating-rate borrowings. Forward contracts on various foreign currencies have been used to manage the foreign currency exchange rate risk on forecasted earnings and certain firm commitments denominated in foreign currencies. Our derivatives are designated as cash flow hedges.

        We recognize all derivatives on the balance sheet at fair value. Derivative valuations reflect the value of the instrument including the value associated with counterparty risk. Changes in the fair value of highly effective derivatives designated as cash flow hedges are initially recorded in accumulated other comprehensive income and are reclassified into the line item in the Consolidated Statements of Income in which the hedged item is recorded in the same period the hedged item impacts earnings. Any ineffective portion is recorded in current period earnings.

        We entered into interest rate lock agreements in conjunction with our sale of ten- and thirty-year Senior Notes. These cash flow hedges were settled on June 25 and June 26, 2007, the respective dates the ten- and thirty-year Senior Notes were sold, requiring payment of $1.9 million and $3.0 million, respectively. The impact of these settlements has been recorded in other comprehensive income and is amortized with interest expense over the respective terms of the Senior Notes. Our inventory of derivatives at March 31, 2009 consisted of an interest rate swap and forward purchase contracts, with

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

March 31, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

an aggregate notional amount of 1.4 million euros, to hedge the exposure of certain firm commitments of our U.K. subsidiary that are denominated in euros. The net fair value liability of our unsettled derivatives was $1.2 million at March 31, 2009.

        Recent Accounting Pronouncements.    In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51", or SFAS 160. This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements. The adoption of SFAS 160 on January 1, 2009 did not have a material impact on our Consolidated Financial Statements.

        In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments", or FSP 107-1, which will require that the fair value disclosures required for all financial instruments within the scope of SFAS 107, "Disclosures about Fair Value of Financial Instruments", be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 will be effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 is not expected to have a material impact on our Consolidated Financial Statements.

        For additional information about recent accounting pronouncements adopted or pending adoption, see Note 1 of the Notes to Consolidated Financial Statements in our 2008 Form 10-K.

2. GOODWILL AND INTANGIBLE ASSETS

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

        Changes in the amount of goodwill for the three months ended March 31, 2009 are as follows:

	U.S. Consumer Information Solutions	International	TALX	North America Personal Solutions	North America Commercial Solutions	Total
	(In millions)
Balance, December 31, 2008	$589.9	$275.3	$856.5	$1.8	$36.5	$1,760.0
Purchase price adjustment	(0.4)	0.2	—	—	—	(0.2)
Foreign currency translation	—	6.1	—	—	(0.1)	6.0

Balance, March 31, 2009	$589.5	$281.6	$856.5	$1.8	$36.4	$1,765.8

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

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

March 31, 2009

2. GOODWILL AND INTANGIBLE ASSETS (Continued)

Indefinite-lived intangible assets are not amortized. In accordance with SFAS 142, we are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30.

        Purchased Intangible Assets.    Purchased intangible assets represent the estimated fair value of acquired intangible assets used in our business. Purchased data files represent the estimated fair value of consumer credit files acquired primarily through the purchase of independent credit reporting agencies in the U.S. and Canada. We expense the cost of modifying and updating credit files in the period such costs are incurred. We amortize purchased data files, which primarily consist of acquired credit files, on a straight-line basis. All of our other purchased intangible assets are also amortized on a straight-line basis. For additional information about the useful lives related to our purchased intangible assets, see Note 1 of the Notes to Consolidated Financial Statements in our 2008 Form 10-K.

        Purchased intangible assets at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009			December 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In millions)
Definite-lived intangible assets:
Purchased data files	$374.9	$(231.3)	$143.6	$375.3	$(225.7)	$149.6
Acquired software and technology	72.2	(37.1)	35.1	72.2	(34.2)	38.0
Customer relationships	426.0	(50.3)	375.7	426.1	(43.8)	382.3
Proprietary database	117.6	(37.0)	80.6	117.6	(32.0)	85.6
Non-compete agreements	6.6	(5.8)	0.8	6.6	(5.7)	0.9
Trade names and other intangible assets	34.1	(9.1)	25.0	34.1	(8.3)	25.8

Total definite-lived intangible assets	$1,031.4	$(370.6)	$660.8	$1,031.9	$(349.7)	$682.2

        Amortization expense related to purchased intangible assets was $21.1 million and $21.7 million during the three months ended March 31, 2009 and 2008, respectively.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

March 31, 2009

3. DEBT

        Debt outstanding at March 31, 2009 and December 31, 2008 was as follows:

	March 31, 2009	December 31, 2008
	(In millions)
Commercial paper, weighted-average rate of 1.2% and 2.1% in 2009 and 2008, respectively	$271.3	$3.0
Borrowings under Canadian short-term revolving credit facility, weighted-average rate of 1.8% and 3.5% in 2009 and 2008, respectively	20.1	25.8
Notes, 4.25%, due May 2012	7.2	10.1
Notes, 7.34%, due May 2014	75.0	75.0
Notes, 6.30%, due July 2017	272.5	280.0
Debentures, 6.90%, due July 2028	150.0	150.0
Notes, 7.00%, due July 2037	250.0	250.0
Borrowings under long-term revolving credit facilities, weighted-average rate of 0.9% and 2.8% in 2009 and 2008, respectively	150.0	420.0
Capitalized lease obligation	29.0	—
Other	3.2	3.4

Total debt	1,228.3	1,217.3
Less short-term debt and current maturities	(294.7)	(31.9)
Less capitalized lease obligation	(29.0)	—
Less unamortized discounts	(2.1)	(2.1)
Plus fair value adjustment	3.8	4.1

Total long-term debt, net	$906.3	$1,187.4

        Senior Credit Facility.    We are party to an $850.0 million senior unsecured revolving credit facility, which we refer to as the Senior Credit Facility, with a group of financial institutions. Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Senior Credit Facility is scheduled to expire in July 2011. Availability of the Senior Credit Facility for borrowings is reduced by any commercial paper amounts outstanding. As of March 31, 2009, $150.0 million was outstanding under the Senior Credit Facility, which is included in long-term debt on our Consolidated Balance Sheet, and $428.7 million was available for borrowings under this facility.

        Commercial Paper Program.    Our $850.0 million commercial paper program has been established through the private placement of commercial paper notes from time-to-time. Maturities of commercial paper can range from overnight to 397 days. The commercial paper program is supported by our Senior Credit Facility and, pursuant to our existing Board of Directors authorization, the total amount of commercial paper which may be issued is reduced by the amount of any outstanding borrowings under our Senior Credit Facility. At March 31, 2009, $271.3 million in commercial paper notes were outstanding, all with maturities of less than 90 days.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

March 31, 2009

3. DEBT (Continued)

        Canadian Credit Facility.    We are a party to a credit agreement with a Canadian financial institution that provides for a C$40.0 million (denominated in Canadian dollars), 364-day revolving credit agreement. This agreement is scheduled to expire in June 2009. As of March 31, 2009, $20.1 million was outstanding under this facility, which is included in short-term debt and current maturities on our Consolidated Balance Sheet.

        6.3% Senior Notes.    During the first quarter of 2009, we purchased $7.5 million principal amount of our ten-year senior notes due 2017 for $6.3 million.

        For additional information about our debt agreements, see Note 4 of the Notes to Consolidated Financial Statements in our 2008 Form 10-K.

4. COMMITMENTS AND CONTINGENCIES

        Headquarters Building Lease.    Other than leasing arrangements, we do not engage in off-balance sheet financing activities. On February 27, 2009, we notified the lessor of our headquarters building in Atlanta, Georgia, that we intend to exercise our purchase option in accordance with the lease terms. Under the terms of the $29.0 million synthetic lease facility for our headquarters building, which commenced in 1998 and expires in March 2010, we have guaranteed the residual value of the building at the end of the lease. We were responsible for any shortfall of sales proceeds, up to a maximum amount of $23.2 million, which equaled 80% of the value of the property at the beginning of the lease term. A residual guarantee value of $1.9 million has been recorded related to this contingency.

        By making notification of our intent to purchase, we have committed to purchase the building for $29.0 million on February 26, 2010. The exercise of our purchase option created a new lease obligation which is required to be accounted for as a capital lease. We have recorded the building and the related obligation on our Consolidated Balance Sheets at March 31, 2009, based on the difference between the purchase price and our residual guarantee of fair value, or $27.1 million.

        Data Processing, Outsourcing Services and Other Agreements.    We have separate agreements with IBM, Acxiom, Genpact, Tata Consultancy Services, Infosys and others to outsource portions of our computer data processing operations, applications development, maintenance and related functions and to provide certain other administrative and operational services. The agreements expire between 2009 and 2013. The estimated aggregate minimum contractual obligation remaining under these agreements was approximately $220 million at December 31, 2008, with no individual year's minimum expected to exceed approximately $60 million. Annual payment obligations in regard to these agreements vary due to factors such as the volume of data processed; changes in our servicing needs as a result of new product offerings, acquisitions or divestitures; the introduction of significant new technologies; foreign currency; or the general rate of inflation. In certain circumstances (e.g., a change in control or for our convenience), we may terminate these data processing and outsourcing agreements, and, in doing so, certain of these agreements require us to pay a significant penalty.

        During the first quarter of 2009, we amended our data processing outsourcing agreement with IBM. The amended agreement extends the term six months through December 2013 and provides for a reduction in the scope of services provided by IBM, as well as financial savings to the Company. Under this agreement (which covers our operations in North America, Europe, Brazil and Chile), we have

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

March 31, 2009

4. COMMITMENTS AND CONTINGENCIES (Continued)

outsourced our mainframe and midrange operations, help desk service and desktop support functions, and the operation of our voice and data networks. The scope of such services varies by location. The estimated future minimum contractual obligation under the revised agreement is approximately $166 million for the remaining term, with no individual year's minimum expected to exceed approximately $40 million. We may terminate certain portions of this agreement without penalty in the event that IBM is in material breach of the terms of the agreement. During 2008, 2007 and 2006, we paid $124.0 million, $115.0 million and $112.1 million, respectively, for these services.

        Agreement with Computer Sciences Corporation.    We have an agreement with Computer Sciences Corporation, or CSC, and certain of its affiliates, collectively CSC, under which CSC-owned credit reporting agencies utilize our computerized credit database services. CSC retains ownership of its credit files and the revenues generated by its credit reporting activities. We receive a processing fee for maintaining the database and for each report supplied. The agreement will expire on July 31, 2018, and is renewable at the option of CSC for successive ten-year periods. The agreement provides us with an option to purchase CSC's credit reporting business if it does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. Under the agreement CSC also has an option, exercisable at any time, to sell its credit reporting business to us. The option expires in 2013. The option exercise price will be determined by a third-party appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if the option were exercised at December 31, 2008, the price range would be approximately $600 million to $675 million. This estimate is based solely on our internal analysis of the value of the business, current market conditions and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than our estimate.

        Guarantees and General Indemnifications.    We may issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit is not material at March 31, 2009, and all have a maturity of one year or less. We also guarantee the operating lease payments of a lease between third parties. The operating lease expires December 31, 2011, and has a remaining balance of $3.7 million, based on the undiscounted value of remaining lease payments, including real estate taxes, at March 31, 2009. We believe that the likelihood of demand for payment is remote and expect no material losses to occur related to this guarantee. Accordingly, we do not have a liability on our Consolidated Balance Sheets at March 31, 2009 or December 31, 2008 related to this guarantee.

        We have agreed to standard indemnification clauses in many of our lease agreements for office space, covering such things as tort, environmental and other liabilities that arise out of or relate to our use or occupancy of the leased premises. Certain of our credit agreements include provisions which require us to make payments to preserve an expected economic return to the lenders if that economic return is diminished due to certain changes in law or regulations. In conjunction with certain transactions, such as sales or purchases of operating assets or services in the ordinary course of business, or the disposition of certain assets or businesses, we sometimes provide routine indemnifications, the terms of which range in duration and sometimes are not limited. We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

March 31, 2009

4. COMMITMENTS AND CONTINGENCIES (Continued)

be triggered. We had no accruals related to indemnifications on our Consolidated Balance Sheets at March 31, 2009 or December 31, 2008.

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

        Tax Matters.    In 2003, the Canada Revenue Agency, or CRA, issued Notices of Reassessment, asserting that Acrofax, Inc., a wholly-owned Canadian subsidiary of Equifax, is liable for additional tax for the 1995 through 2000 tax years, related to certain intercompany capital contributions and loans. The additional tax sought by the CRA for these periods ranges, based on alternative theories, from $6.9 million ($8.5 million in Canadian dollars) to $15.3 million ($19.0 million in Canadian dollars) plus interest and penalties. Subsequently in 2003, we made a statutorily-required deposit for a portion of the claim. We intend to vigorously contest these reassessments and do not believe we have violated any statutory provision or rule. While we believe our potential exposure is less than the asserted claims and not material to our Consolidated Financial Statements, if the final outcome of this matter was unfavorable to us, an additional claim may be filed by the local province. The likelihood and potential amount of such claim is unknown at this time. We cannot predict when this tax matter will be resolved.

        For additional information about these and other commitments and contingencies, see Note 5 of the Notes to Consolidated Financial Statements in our 2008 Form 10-K.

5. INCOME TAXES

        We are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years ending prior to December 31, 2002, with few exceptions. In Canada, we are under audit by the Canada Revenue Agency for the 1995 through 2000 tax years (see Note 4 of the Notes to Consolidated Financial Statements). For the U.K., tax years after 1999 are open for examination. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit balance may change within the next twelve months by a range of zero to $6.0 million, related primarily to issues involving our U.K. operations.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

March 31, 2009

5. INCOME TAXES (Continued)

        Effective Tax Rate.    Our effective income tax rate was 38.2% for the three months ended March 31, 2009, up from 36.9% for the same period in 2008, due primarily to a discrete item recorded in the first quarter of 2009 related to the effect of a change in California state income taxes on our deferred tax liabilities.

6. BENEFIT PLANS

        We sponsor defined benefit pension plans and defined contribution plans. Substantially all of our U.S., Canadian and U.K. employees are eligible to participate in one or more of these plans. We also maintain certain healthcare and life insurance benefit plans for eligible active and retired employees. For additional information about our benefit plans, see Note 9 of the Notes to Consolidated Financial Statements in our 2008 Form 10-K.

        The following table provides the components of net periodic benefit cost for the three months ended March 31, 2009 and 2008:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,
	2009	2008	2009	2008
	(In millions)
Service cost	$1.4	$2.8	$0.1	$0.1
Interest cost	8.8	8.7	0.5	0.5
Expected return on plan assets	(11.3)	(11.3)	(0.4)	(0.4)
Amortization of prior service cost	0.2	0.2	(0.1)	0.1
Recognized actuarial loss	2.2	1.5	0.3	0.1

Total net periodic benefit cost	$1.3	$1.9	$0.4	$0.4

7. RESTRUCTURING AND ASSET WRITE-DOWN CHARGES

        2009 Restructuring Charge.    During the first quarter of 2009, we recorded in selling, general and administrative expenses in our Consolidated Statements of Income an $8.4 million restructuring charge ($5.4 million, net of tax) associated with headcount reductions of approximately 300 positions. This charge resulted from our efforts to reduce and manage our expenses and to maintain our financial results in the face of a weak global economy and reduced revenues. Generally, severance benefits paid to our U.S. employees are paid through monthly payroll according to the number of weeks of severance benefit provided to the employee, while our international employees receive a lump sum severance payment for their benefit. Accordingly, we expect the majority of the payments to be completed by the first quarter of 2010. Payments totaled $2.2 million during the three months ended March 31, 2009.

        2008 Restructuring and Asset Write-Down Charge.    In the third quarter 2008, we realigned our business to better support our strategic objectives and recorded a $16.8 million restructuring and asset write-down charge of which $14.4 million was recorded in selling, general and administrative expenses and $2.4 million was recorded in depreciation and amortization on our Consolidated Statements of

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

March 31, 2009

7. RESTRUCTURING AND ASSET WRITE-DOWN CHARGES (Continued)

Income. The $2.4 million recorded in depreciation and amortization is related to the write-down of certain internal-use software from which we will no longer derive future benefit.

        Of the $14.4 million recorded in selling, general and administrative expenses, $10.3 million was associated with headcount reductions of approximately 300 positions which was accrued for under existing severance plans or statutory requirements, and $4.1 million was related to certain contractual costs. Payments related to headcount reductions were substantially completed by March 31, 2009. Substantially all of the certain contractual costs, which primarily represents services we do not intend to utilize for which we are contractually committed to future payments, are expected to be paid by 2011. The payments related to these charges totaled $3.1 million during the three months ended March 31, 2009. Total payments to date, through March 31, 2009, related to the third quarter 2008 restructuring charge were $9.6 million.

8. SEGMENT INFORMATION

        Reportable Segments.    We manage our business and report our financial results through the following five reportable segments, which are the same as our operating segments:

  •
  U.S. Consumer Information Solutions

  •
  International

  •
  TALX

  •
  North America Personal Solutions

  •
  North America Commercial Solutions

        The accounting policies of the reportable segments are the same as those described in our summary of significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in our 2008 Form 10-K. We evaluate the performance of these reportable segments based on their operating revenues, operating income and operating margins, excluding unusual or infrequent items, if any. Inter-segment sales and transfers are not material for all periods presented. The measurement criteria for segment profit or loss and segment assets are substantially the same for each reportable segment. All transactions between segments are accounted for at cost, and no timing differences occur between segments.

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

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

March 31, 2009

8. SEGMENT INFORMATION (Continued)

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

        Operating revenue and operating income by operating segment during the three months ended March 31, 2009 and 2008, are as follows:

	Three Months Ended March 31,
(In millions)	2009	2008
Operating revenue:
U.S. Consumer Information Solutions	$210.0	$233.2
International	100.8	129.9
TALX	87.9	79.6
North America Personal Solutions	38.4	43.1
North America Commercial Solutions	15.8	17.3

Total operating revenue	$452.9	$503.1

	Three Months Ended March 31,
(In millions)	2009	2008
Operating income:
U.S. Consumer Information Solutions	$75.5	$90.1
International	28.9	39.6
TALX	18.8	12.7
North America Personal Solutions	6.0	11.1
North America Commercial Solutions	2.3	2.6
General Corporate Expense	(28.8)	(29.9)

Total operating income	$102.7	$126.2

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

        Geographic Information.    We currently operate in the following countries: Argentina, Brazil, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay, and the U.S. Our operations in Costa Rica and the Republic of Ireland focus on data processing and customer support activities. We also own an equity interest in a consumer credit information company located in Russia.

        Key Performance Indicators.    Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three months ended March 31, 2009 and 2008, were as follows:

	Key Performance Indicators
	Three Months Ended March 31,
	2009	2008
	(Dollars in millions, except per share data)
Operating revenue	$452.9	$503.1
Operating revenue change	-10%	24%
Operating income	$102.7	$126.2
Operating margin	22.7%	25.1%
Net income attributable to Equifax	$54.4	$65.7
Diluted earnings per share	$0.43	$0.50
Cash provided by operating activities	$44.5	$76.5
Capital expenditures	$15.0	$30.0

        Operational Highlights.    In addition to the Key Performance Indicators above, the following were some operational highlights during the first quarter of 2009:

  •
  Revenue declined 4% when compared to the first quarter of 2008 due to continued weakness in the U.S. economy, and foreign currency translation accounted for the remaining decline of 6%.

  •
  During the first quarter of 2009, we took further steps to reduce operating expenses and recorded an $8.4 million restructuring charge, related to reductions in headcount.

  •
  During the first quarter of 2009, we repurchased 0.4 million of our common shares on the open market for $9.1 million.

Business Environment and Company Strategy

        Given slowing global economic growth and the challenging business environment, we continue to focus on our initiatives to reduce and manage our expenses, while trying to maintain operating margins, earnings performance and cash flows from operations. Also, we continue to realign our resources to pursue key strategic objectives, including new product innovation and international expansion.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Consolidated Financial Results

Operating Revenue

	Three Months Ended March 31,		Change
Consolidated Operating Revenue	2009	2008	$	%
	(Dollars in millions)
U.S. Consumer Information Solutions	$210.0	$233.2	$(23.2)	-10%
International	100.8	129.9	(29.1)	-22%
TALX	87.9	79.6	8.3	10%
North America Personal Solutions	38.4	43.1	(4.7)	-11%
North America Commercial Solutions	15.8	17.3	(1.5)	-8%

Consolidated operating revenue	$452.9	$503.1	$(50.2)	-10%

        Revenue decreased 10% when compared to the first quarter of 2008, of which $28.1 million, or 6%, was due to the unfavorable effect of foreign exchange rates. The remaining decrease was primarily due to continued weakness in the U.S., U.K. and Canadian economies, which is significantly impacting demand for our consumer credit services in these markets when compared to 2008, partially offset by strength in our TALX segment, Mortgage Solutions and Latin America businesses. For additional information about revenue fluctuations by segment, see "Segment Financial Results" below.

Operating Expenses

	Three Months Ended March 31,		Change
Consolidated Operating Expenses	2009	2008	$	%
	(Dollars in millions)
Consolidated cost of services	$189.0	$206.2	$(17.2)	-8%
Consolidated selling, general and administrative expenses	123.0	132.8	(9.8)	-7%
Consolidated depreciation and amortization expense	38.2	37.9	0.3	1%

Consolidated operating expenses	$350.2	$376.9	$(26.7)	-7%

        Cost of services decreased $11.6 million due to the impact of foreign currency translation. The remaining decrease was due to lower personnel costs resulting from our third quarter 2008 and first quarter 2009 headcount reductions and lower technology outsourcing costs resulting from a renegotiated contract with a large vendor. These decreases were partially offset by increased production costs related to growth in our Latin America and Mortgage Solutions businesses. We reclassified $3.4 million of selling, general and administrative expense in the prior year to cost of services to conform to the current period presentation.

        Selling, general and administrative expense decreased $6.8 million as a result of foreign currency translation and $9.4 million due to reduced personnel costs including salaries and incentives. These decreases were partially offset by an $8.4 million restructuring charge recorded during the first quarter of 2009 primarily related to headcount reductions.

        Depreciation and amortization expense was flat when compared to 2008.

        For additional information about the charges and fees related to our restructuring activity, see Note 7 of the Notes to the Consolidated Financial Statements in this Form 10-Q.

Operating Income and Operating Margin

	Three Months Ended March 31,		Change
Consolidated Operating Income	2009	2008	$	%
	(Dollars in millions)
Consolidated operating revenue	$452.9	$503.1	$(50.2)	-10%
Consolidated operating expenses	(350.2)	(376.9)	26.7	-7%

Consolidated operating income	$102.7	$126.2	$(23.5)	-19%

Consolidated operating margin	22.7%	25.1%		-2.4%	pts

        Consolidated operating income declined $23.5 million, or 19%, when compared to the same period of 2008. Of this $23.5 million decline, $8.3 million is attributed to the unfavorable impact of foreign exchange rates and $8.4 million to the recognition of the restructuring charge during the 2009 period with no similar charge reflected in 2008. The remaining decline is primarily due to the decline in revenue of four of our five segments mentioned above which was offset by reduced operating expenses resulting from headcount reductions, reduced incentive costs and lower technology outsourcing costs.

Other Expense, Net

	Three Months Ended March 31,		Change
Consolidated Other Expense, Net	2009	2008	$	%
	(Dollars in millions)
Consolidated interest expense	$14.3	$19.7	$(5.4)	-27%
Consolidated other income, net	(2.4)	(0.3)	(2.1)	694%

Consolidated other expense, net	$11.9	$19.4	$(7.5)	-39%

Average cost of debt	4.7%	5.1%
Total consolidated debt, net	$1,230.0	$1,387.1	$(157.1)	-11%

        The decrease in other expense, net, was primarily due to a reduced level of debt during the first quarter of 2009 as well as a lower cost of debt, when compared to the prior year. Other income, net, in 2009 includes a $1.1 million gain on our repurchase of $7.5 million principal amount of our ten-year senior notes due 2017 and a $1.3 million gain related to a litigation settlement.

Income Taxes

	Three Months Ended March 31,		Change
Consolidated Provision for Income Taxes	2009	2008	$	%
	(Dollars in millions)
Consolidated provision for income taxes	$34.7	$39.4	$(4.7)	-12%
Effective income tax rate	38.2%	36.9%

        The increase in our effective income tax rate was primarily due to a discrete item recorded in the first quarter of 2009 related to the effect of a change in California state income taxes on our deferred tax liabilities.

Net Income

	Three Months Ended March 31,		Change
Consolidated Net Income	2009	2008	$	%
	(In millions, except per share amounts)
Consolidated net income	$56.1	$67.4	$(11.3)	-17%
Net income attributable to noncontrolling interests	$(1.7)	$(1.7)	$—	-4%
Net income attributable to Equifax	$54.4	$65.7	$(11.3)	-17%
Diluted earnings per common share	$0.43	$0.50	$(0.07)	-14%
Weighted-average shares used in computing diluted earnings per share	127.4	132.1

        The decrease in our net income was a function of lower operating income in four of our five businesses, the recognition of a $5.4 million, net of tax, restructuring charge in the first quarter of 2009 and a higher effective tax rate in 2009, partially offset by increased income from our TALX segment and lower interest expense.

Segment Financial Results

USCIS

	Three Months Ended March 31,		Change
U.S. Consumer Information Solutions	2009	2008	$	%
	(Dollars in millions)
Operating revenue:
Online Consumer Information Solutions (OCIS)	$137.2	$156.9	$(19.7)	-13%
Mortgage Solutions	25.4	17.5	7.9	45%
Credit Marketing Services	27.3	35.4	(8.1)	-23%
Direct Marketing Services	20.1	23.4	(3.3)	-14%

Total operating revenue	$210.0	$233.2	$(23.2)	-10%

% of consolidated revenue	46%	46%
Total operating income	$75.5	$90.1	$(14.6)	-16%
Operating margin	36.0%	38.6%		-2.6%	pts

        The decreases in revenue and operating margin were mainly due to continued weakness in the U.S. credit and retail economy, offset by growth in the Mortgage Solutions business due to increased settlement services and mortgage refinancing activity during the first quarter 2009.

  OCIS

        Revenue declined primarily due to a 15% reduction of online credit decision transaction volume as consumer lending activity was lower than a year ago. The decline in volume was partially offset by a 2% increase in average revenue per transaction. This increase was attributable to higher reseller volume related to heightened mortgage refinancing activity in the first quarter of 2009, billed at a higher average price per transaction.

  Mortgage Solutions

        The 45% increase in revenue over the prior year is due to increased activity associated with growth in demand for our settlement services products of $5.1 million and higher volume of mortgage credit reporting related to increased refinance activity.

  Credit Marketing Services

        Revenue declined primarily due to lower revenue associated with new account acquisition services as financial institutions have scaled back significantly on new marketing and extension of credit. Revenue from portfolio management services, used by financial institutions to manage their existing portfolios of consumer relationships, was down 3% compared to a year ago.

  Direct Marketing Services

        Revenue declined primarily due to reduced mailing volumes for existing customers reflecting the slowdown in retail sales and the marketing campaigns of many retailers, as well as changes to a contract with a large marketing services reseller.

  USCIS Operating Margin

        Operating margin decreased mainly due to revenue declines described above in our OCIS, Credit Marketing Services and Direct Marketing Services businesses. With a high portion of costs fixed rather than variable in the short term, our operating expenses generally do not decline at the same rate as our revenue. The overall decline in revenue was partially offset by lower people costs due to headcount reductions and process efficiencies; lower technology outsourcing costs; and lower data acquisition and royalty costs due to decreases in volume. Recognizing the continuing impact in 2009 of current economic conditions, management has taken and is continuing to take steps to streamline operations and increase efficiency in order to minimize the potential negative effect on operating margins of any continued decreases in revenue.

International

	Three Months Ended March 31,		Change
International	2009	2008	$	%
	(Dollars in millions)
Operating revenue:
Europe	$33.1	$47.7	$(14.6)	-31%
Latin America	45.9	53.2	(7.3)	-14%
Canada Consumer	21.8	29.0	(7.2)	-25%

Total operating revenue	$100.8	$129.9	$(29.1)	-22%

% of consolidated revenue	22%	26%
Total operating income	$28.9	$39.6	$(10.7)	-27%
Operating margin	28.7%	30.5%		-1.8%	pts

        Revenue decreased primarily due to the negative impact of foreign currency translation and weakness in the U.K. and Canadian businesses, partially offset by growth in our Latin America business. When compared to the prior year, local currency fluctuation against the U.S. dollar negatively impacted our first quarter 2009 International revenue by $26.9 million, or 20%. Revenue was down 2% in local currency over the first quarter of 2008.

  Europe

        The decline in revenue was primarily due to the unfavorable foreign currency impact of $10.7 million, or 23%, as well as decreased volume in the U.K. caused by weakness in the U.K. economy affecting customer demand. The U.K. decline was partially offset by higher volumes and new customers for our online services and new collections products in Spain and Portugal. In local currency, revenue declined 8%.

  Latin America

        Revenue declined over the prior year due to the negative impact of foreign currency. Local currency fluctuation against the U.S. dollar unfavorably impacted Latin America revenue by $11.1 million, or 21%. In local currency, revenue grew 7%. Revenue growth was primarily due to higher volumes related to our online solutions, enabling technologies and marketing products. Local currency growth, when compared to the first quarter of 2009, was also impacted by acquisitions of several small businesses in Latin America during the second and third quarters of 2008.

  Canada Consumer

        The revenue decline was primarily due to the negative impact of local currency fluctuation against the U.S. dollar of $5.1 million, or 18%. Revenue in local currency declined 7%. The decline in local currency was due to lower volumes related to our online solutions, analytical services and marketing products due to lower customer volume attributed to economic weakness in Canada.

  International Operating Margin

        Operating margin decreased due to revenue declines in the U.K. and Canada discussed above, partially offset by growth in Latin America, Spain and Portugal. Operating expenses were flat, in local currency, when compared to the prior year.

TALX

	Three Months Ended March 31,		Change
TALX	2009	2008	$	%
	(Dollars in millions)
Operating revenue:
The Work Number	$40.6	$36.3	$4.3	12%
Tax and Talent Management Services	47.3	43.3	4.0	9%

Total operating revenue	$87.9	$79.6	$8.3	10%

% of consolidated revenue	20%	16%
Total operating income	$18.8	$12.7	$6.1	48%
Operating margin	21.5%	16.0%		5.5%	pts

  The Work Number

        Revenue increased 12% due to increased volume of verifications of consumer employment from government service agencies, who use our services to approve benefits under government programs to consumers, and mortgage customers, who have increased their usage of our services related to higher mortgage refinancing activity during the first quarter of 2009. Revenue generated from The Work Number business unit is generally higher in the first quarter of each year due primarily to the provision of Form W-2 preparation services which occur during that quarter.

  Tax and Talent Management Services

        Revenue increased 9% due to solid growth in our Tax Management Services business driven primarily by increased unemployment compensation claims activity due to record levels of unemployment in the U.S. This increase was partially offset by a decline in our Talent Management Services business due to reduced volume from the Transportation Security Administration and other large customers as hiring activity remains slow.

  TALX Operating Margin

        The increase in operating margin is due to continued revenue growth, while operating expenses grow at a slower rate due to the leveraging of certain fixed operational and overhead costs and certain operating process efficiencies.

North America Personal Solutions

	Three Months Ended March 31,		Change
North America Personal Solutions	2009	2008	$	%
	(Dollars in millions)
Total operating revenue	$38.4	$43.1	$(4.7)	-11%
% of consolidated revenue	9%	9%
Total operating income	$6.0	$11.1	$(5.1)	-46%
Operating margin	15.5%	25.7%		-10.2%	pts

        Revenue decreased $4.7 million, or 11%, from the prior year. Direct to consumer, Equifax-branded subscription service revenue was up 7% from the prior year, as increased first quarter new sales and higher average revenue per subscription, reflecting additional features in the Equifax offering, more than offset increased attrition as a result of the weaker economy. However, this growth was more than offset by lower transaction sales, as a result of lower levels of new consumer credit activity, and lower corporate data breach revenues. Operating margin declined in the quarter, as reductions in cost of sales, in line with lower revenues, were offset by increased advertising expenses, as the Company initiated a television advertising program which is expected to help increase direct subscription sales.

North America Commercial Solutions

	Three Months Ended March 31,		Change
North America Commercial Solutions	2009	2008	$	%
	(Dollars in millions)
Total operating revenue	$15.8	$17.3	$(1.5)	-8%
% of consolidated revenue	3%	3%
Total operating income	$2.3	$2.6	$(0.3)	-13%
Operating margin	14.4%	15.3%		-0.9%	pts

        Revenue declined by $1.3 million, or 7%, due to the unfavorable impact of changes in the U.S.–Canadian foreign exchange rate. In constant currency, revenue declined by $0.2 million, or 1%, due to mid-single digit percentage declines in the U.S. and Canadian risk service revenues attributed to weakness in the U.S. and Canadian economies, partially offset by increased revenue from our data management products. Online transaction volume for U.S. commercial credit information products was down 19% from the first quarter of 2008, due to a slowdown in loan origination to small businesses. The decrease in operating margin was mainly due to the decrease in revenue, partially offset by reduced operating expenses due to lower personnel costs.

General Corporate Expense

	Three Months Ended March 31,		Change
General Corporate Expense	2009	2008	$	%
	(Dollars in millions)
General corporate expense	$28.8	$29.9	$(1.1)	-4%

        Our general corporate expenses are costs that are incurred at the corporate level and include those expenses impacted by corporate direction, such as shared services, administrative, legal, restructuring and equity compensation costs. General corporate expenses decreased primarily as a result of reduced incentive and equity compensation costs, legal and professional fees and technology outsourcing charges, substantially offset by an $8.4 million restructuring charge recorded during the first quarter of 2009 primarily related to headcount reductions.

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

Sources and Uses of Cash

        Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity. We believe that funds generated from expected results of operations and our credit facilities will be sufficient to finance our anticipated working capital and other cash requirements (such as capital expenditures, interest payments, potential pension funding contributions, dividend payments and stock repurchases, if any) for the foreseeable future. Despite the capital markets turmoil that emerged in late 2008, which had an adverse impact on our ability to utilize commercial paper as a source of funds, we continue to have access to short-term liquidity through our Senior Credit Facility. Market conditions have improved and we have returned to utilization of our commercial paper program since year end; however, if conditions were to deteriorate, we are able to rely on our Senior Credit Facility, which does not mature until July 2011. At March 31, 2009, we had $428.7 million available to borrow on our Senior Credit Facility. Based on information available to us, we have no indication that the financial institutions included in our Senior Credit Facility would be unable to fulfill their commitments as of the filing date of this Form 10-Q. Additionally, our Senior Credit Facility does not include a provision under which lenders could refuse to allow us to borrow under this facility in the event of a material adverse change in our financial condition, as long as we are in compliance with the covenants in the agreement.

        If the capital and credit markets continue to experience volatility and the availability of funds becomes more limited, we could incur increased costs associated with issuing commercial paper and/or other debt instruments. In addition, it is possible that our ability to access the capital and credit markets may be limited by these or other factors at a time when we would like, or need, to do so, which could have an impact on our ability to react to changing economic and business conditions. See further discussion of our borrowings and credit facility availability below.

        The following table summarizes our cash flows for the three months ended March 31, 2009 and 2008:

			Change
	Three Months Ended March 31,
			2009 vs. 2008
Net cash provided by (used in):	2009	2008	$	%
	(Dollars in millions)
Operating activities	$44.5	$76.5	$(32.0)	-42%
Investing activities	$(14.0)	$(36.0)	$22.0	nm
Financing activities	$(27.7)	$(37.7)	$10.0	nm

nm–not meaningful

Operating Activities

        The decrease in operating cash flow was primarily driven by $11.3 million lower net income described above, a $15.0 million pension payment in 2009 with no similar payment made in 2008 and increased uses of cash related to current liabilities based on the timing of income tax payments.

        Fund Transfer Limitations.    The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited, in some cases, by certain restrictions imposed by foreign governments;

these restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.

Investing Activities

Capital Expenditures

	Three Months Ended March 31,		Change
Net cash used in:	2009	2008	2009 vs. 2008
	(In millions)
Capital expenditures	$15.0	$30.0	$(15.0)

        Our capital expenditures are used for developing, enhancing and deploying new and existing software in support of our expanding product set, replacing or adding equipment, updating systems for regulatory compliance, the licensing of software applications and investing in system reliability, security and disaster recovery enhancements. Capital expenditures in 2008 were higher than 2009 due to improvements made to our Atlanta, Georgia, data center. We expect capital expenditures in 2009 to be less than 2008 as data center improvements are substantially complete.

        On February 27, 2009, we notified the lessor of our headquarters building in Atlanta, Georgia, that we intend to exercise our purchase option in accordance with the lease terms. By making this notification, we have committed to purchase the building for $29.0 million on February 26, 2010. The exercise of our purchase option created a new lease obligation which is required to be accounted for as a capital lease. We have recorded the building and the related obligation on our Consolidated Balance Sheets at March 31, 2009. For additional information regarding our headquarters building lease, see Note 4 of the Notes to the Consolidated Financial Statements in this Form 10-Q.

Financing Activities

Borrowings and Credit Facility Availability

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2009	2008	2009 vs. 2008
	(In millions)
Net short-term borrowings (repayments)	$260.1	$(199.5)	$459.6
Net (repayments) borrowings under long-term revolving credit facilities	$(270.0)	$200.0	$(470.0)
Proceeds from issuance of long-term debt	$—	$2.1	$(2.1)
Payments on long-term debt	$(6.4)	$(2.9)	$(3.5)

Credit Facility Availability

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

        We have a 364-day revolving credit agreement with a Canadian financial institution which permits us to borrow up to C$40.0 million (denominated in Canadian dollars). The Canadian Credit Facility terminates in June 2009.

        At March 31, 2009, $150.0 million was outstanding under the Senior Credit Facility, which is included in long-term debt on our Consolidated Balance Sheet; $20.1 million was outstanding under our short-term Canadian Credit Facility; and $271.3 million in commercial paper notes was outstanding. The weighted-average interest rate on these borrowings, all with maturities less than 90 days, was 1.2% per annum. At March 31, 2009, a total of $440.8 million was available under our committed credit facilities.

        At March 31, 2009, approximately 64% of our debt was fixed-rate debt and 36% was variable-rate debt. Our variable-rate debt, consisting of commercial paper notes and borrowings under our credit facilities, generally bears interest based on a specified margin plus a base rate (LIBOR) or on commercial paper rates. The interest rates reset periodically, depending on the terms of the respective financing arrangements. At March 31, 2009, interest rates on our variable-rate debt ranged from 0.9% to 1.8%.

Borrowing and Repayment Activity

        Net short-term (repayments) borrowings primarily represents activity under our commercial paper program, as well as activity under our Canadian short-term revolving credit agreement. Net borrowings under long-term revolving credit facilities relates to activity on our Senior Credit Facility. We alternate borrowing against our Senior Credit Facility and commercial paper program, when available, to optimize the cost of borrowing.

        The increase in net short-term borrowings (repayments) primarily reflects the issuance of $268.3 million of commercial paper notes since December 31, 2008, offset by the repayment of $5.7 million on our Canadian Credit Facility. The increase in net (repayments) borrowings under long-term revolving credit facilities represents the repayment of borrowings outstanding at December 31, 2008, under our Senior Credit Facility as we increased our use of commercial paper for funding our capital needs. During the first quarter of 2009, we purchased $7.5 million principal amount of our ten-year senior notes due 2017 for $6.3 million.

        Debt Covenants.    A downgrade in our credit ratings (as described below under the heading "Credit Ratings") would increase the cost of borrowings under our commercial paper program and credit facilities, and could limit, or in the case of a significant downgrade, preclude our ability to issue commercial paper. Our outstanding indentures and comparable instruments also contain customary covenants including for example limits on the incurrence of secured debt and sale/leaseback transactions. In addition, our Senior Credit Facility and Canadian Credit Facility each require us to maintain a maximum leverage ratio of not more than 3.5. Our leverage ratio was 2.01 at March 31, 2009. None of these covenants are considered restrictive to our operations and, as of March 31, 2009, we were in compliance with all of our debt covenants.

        We do not have any credit rating triggers that would accelerate the maturity of a material amount of our outstanding debt; however, our 6.3% Senior Notes due 2017 and 7.0% Senior Notes due 2037 (together, the "Senior Notes") contain change of control provisions. If we experience a change of control or publicly announce our intention to effect a change of control and the rating on the Senior Notes is lowered by each of Standard & Poor's, or S&P, and Moody's Investors Service, or Moody's, below an investment grade rating within 60 days of such change of control or notice thereof, we will be required to offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest.

        For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 4 of the Notes to Consolidated Financial Statements in our 2008 Form 10-K.

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

        Long-term ratings of BBB- and Baa3 or better by S&P and Moody's, respectively, reflect ratings on debt obligations that fall within a band of credit quality considered to be "investment grade". Currently, the long-term ratings for our obligations are BBB+ and Baa1, have a stable outlook and are consistent with the ratings and outlooks which existed at December 31, 2008. A downgrade in our credit rating would increase the cost of borrowings under our commercial paper program and credit facilities, and could limit, or in the case of a significant downgrade, preclude our ability to issue commercial paper. If our credit ratings were to decline to lower levels, we could experience increases in the interest cost for any new debt. In addition, the market's demand for, and thus our ability to readily issue, new debt could become further influenced by the economic and credit market environment.

Equity Transactions

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2009	2008	2009 vs. 2008
	(In millions)
Treasury stock repurchases	$(9.1)	$(37.0)	$27.9
Dividends paid to Equifax shareholders	$(5.0)	$(5.2)	$0.2
Dividends paid to noncontrolling interests	$(0.4)	$(1.4)	$1.0
Proceeds from exercise of stock options	$3.4	$5.6	$(2.2)
Excess tax benefits from stock-based compensation plans	$0.2	$0.8	$(0.6)

        Sources and uses of cash related to equity during the three months ended March 31, 2009 and 2008 were as follows:

  •
  Under share repurchase programs authorized by our Board of Directors, we purchased 0.4 million and 1.1 million common shares on the open market during the three months ended March 31, 2009 and 2008, respectively, for $9.1 million and $37.0 million, respectively, at an average price per common share of $22.87 and $34.76, respectively. At March 31, 2009, the Company had approximately $149.1 million remaining for stock repurchases under the existing Board authorization.

  •
  Our dividends per share were $0.04 per share for both periods presented. We paid cash dividends of $5.0 million and $5.2 million for the first quarters of 2009 and 2008, respectively.

  •
  We received cash of $3.4 million and $5.6 million during the first quarters of 2009 and 2008, respectively, from the exercise of stock options.

Contractual Obligations, Commercial Commitments and Other Contingencies

        Our contractual obligations have changed from those reported in our 2008 Form 10-K due to our February 2009 decision and notification that we will exercise an option to purchase our headquarters building in 2010 for $29.0 million, as noted above under "Investing Activities—Capital Expenditures".

        For additional information about certain obligations and contingencies, including those related to Computer Sciences Corporation and our headquarters building lease, see Note 4 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Off-Balance Sheet Arrangements

        There have been no material changes with respect to our off-balance sheet arrangements from those presented in our 2008 Form 10-K other than the capital lease of our headquarters building in Atlanta, Georgia, referenced above.

Related Party Transactions

        We engage in various transactions and arrangements with related parties. We believe the terms of the transactions and arrangements do not differ from those that would have been negotiated with an independent party. For additional information about our related parties and associated transactions, see Note 11 of the Notes to Consolidated Financial Statements in our 2008 Form 10-K.

Benefit Plans

        At December 31, 2008, our U.S. Retirement Income Plan, or USRIP, and the Equifax Inc. Pension Plan, or EIPP, met or exceeded ERISA's minimum funding requirements. In January 2009, we made a contribution of $15.0 million to the EIPP. In the future, we expect to make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and our liquidity needs. We believe additional funding contributions, if any, would not prevent us from continuing to meet our liquidity needs, which are primarily funded from cash flows generated by operating activities, available cash and cash equivalents, and our committed credit facilities.

        For our non-U.S., tax-qualified retirement plans, we fund an amount sufficient to meet minimum funding requirements but no more than allowed as a tax deduction pursuant to applicable tax regulations. For our non-qualified supplementary retirement plans, we fund the benefits as they are paid to retired participants, but accrue the associated expense and liabilities in accordance with GAAP.

        For additional information about our benefit plans, see Note 9 of the Notes to Consolidated Financial Statements in our 2008 Form 10-K.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the Notes to Consolidated Financial Statements in this Form 10-Q and Note 1 of the Notes to Consolidated Financial Statements in our 2008 Form 10-K.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our Consolidated Financial Statements and the Notes to Consolidated Financial Statements. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The "Application of Critical Accounting Policies and Estimates" section in the MD&A and Note 1 of the Notes to Consolidated Financial Statements in our 2008 Form 10-K describe the significant accounting estimates and policies used in the preparation of our Consolidated Financial Statements. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For information regarding our exposure to certain market risks, see "Quantitative and Qualitative Disclosures about Market Risk," in Part II, Item 7A of our 2008 Form 10-K. There were no material changes to our market risk exposure during the three months ended March 31, 2009.

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

        California Bankruptcy Litigation.    As previously reported, in consolidated actions filed in the U.S. District Court for the Central District of California, captioned Terri N. White, et al. v. Equifax Information Services LLC, Jose Hernandez v. Equifax Information Services LLC, Kathryn L. Pike v. Equifax Information Services LLC, and Jose L. Acosta, Jr., et al. v. Trans Union LLC, et al., plaintiffs asserted that Equifax violated federal and state law (the FCRA, the California Credit Reporting Act and the California Unfair Competition Law) by failing to follow reasonable procedures to determine whether credit accounts are discharged in bankruptcy, including the method for updating the status of an account following a bankruptcy discharge. Plaintiffs seek unspecified damages and injunctive relief. On August 20, 2008, the District Court approved a Settlement Agreement and Release providing for certain changes in the procedures used by defendants to record discharges in bankruptcy on consumer credit files. That settlement resolved claims for injunctive relief, but not plaintiffs' claims for damages. The parties have also reached an agreement to settle plaintiffs' damage claims against the defendants, subject to approval of the District Court. The District Court will hold a preliminary approval hearing on the proposed settlement on May 11, 2009.

        Harris Litigation.    In an action filed June 15, 2006 in the U.S. District Court for the District of South Carolina, captioned William A. Harris, Sr., et al. v. Equifax Information Services LLC, et al., plaintiffs asserted that Equifax, Experian and TransUnion violated the Fair Credit Reporting Act by reporting tradeline information from Capital One that did not contain credit limit information. On May 30, 2008, the District Court denied plaintiffs' motion for certification of a nationwide class action, but certified a class consisting of certain consumers residing in five southeastern states. On September 3, 2008, the District Court denied defendants' petition for permission to appeal the class certification. The regional class seeks nominal and statutory damages and attorneys' fees. On March 2, 2009, the defendants filed motions for summary judgment and, on March 9, 2009, the District Court approved an order staying the proceedings with the exception of discovery necessary for the plaintiffs to respond to defendant's motions for summary judgment and briefing on such motions. If defendants' motions for summary judgment are denied, plaintiffs have agreed to support a petition for an immediate appeal.

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

        For information regarding contingent tax claims raised by the Canada Revenue Agency, and our accounting for legal contingencies, see Note 4 of the Notes to Consolidated Financial Statements in this Form 10-Q.

ITEM 1A.    RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our 2008 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this report and in our 2008 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table contains information with respect to purchases made by or on behalf of Equifax or any "affiliated purchaser" (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our first quarter ended March 31, 2009:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(3)
December 31, 2008				$158,234,930
January 1 - January 31, 2009	13,684	$—	—	$158,234,930
February 1 - February 28, 2009	821,828	$22.87	400,000	$149,086,930
March 1 - March 31, 2009	—	$—	—	$149,086,930

Total	835,512	$—	400,000	$149,086,930

(1)
The total number of shares purchased includes: (a) shares purchased pursuant to our publicly-announced share repurchase program, or Program; and (b) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 13,684 shares for the month of January 2009, 421,828 shares for the month of February 2009, and zero shares for the month of March 2009.

(2)
Average price paid per share for shares purchased as part of our Program (includes brokerage commissions).

(3)
At March 31, 2009, the amount authorized for future share repurchases under the Program was $149.1 million.

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

EQUIFAX INC. (Registrant)
Date: April 28, 2009	By:	/s/ RICHARD F. SMITH Richard F. Smith Chairman and Chief Executive Officer (Principal Executive Officer)
Date: April 28, 2009		/s/ LEE ADREAN Lee Adrean Corporate Vice President and Chief Financial Officer (Principal Financial Officer)
Date: April 28, 2009		/s/ NUALA M. KING Nuala M. King Senior Vice President and Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

        The following documents are being filed with this Report.

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.