Form 10-Q
period 2009-06-30
EQUIFAX INC
filed 2009-07-29
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
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

        On July 17, 2009, there were 126,373,895 shares of the registrant's common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2009

FORWARD-LOOKING STATEMENTS

        This report contains information that may constitute "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will", "may" and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to future operating results, are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, "Item 1A. Risk Factors," and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2008, and those described from time to time in our future reports filed with the Securities and Exchange Commission. As a result of such risks and uncertainties, we urge you not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,
	2009	2008
(In millions, except per share amounts)	(Unaudited)
Operating revenue	$455.4	$501.9

Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	192.4	204.4
Selling, general and administrative expenses	116.7	131.8
Depreciation and amortization	39.1	38.0

Total operating expenses	348.2	374.2

Operating income	107.2	127.7
Interest expense	(14.5)	(17.3)
Other income, net	3.1	0.9

Consolidated income before income taxes	95.8	111.3
Provision for income taxes	(34.7)	(38.7)

Consolidated net income	61.1	72.6
Less: Net income attributable to noncontrolling interests	(1.5)	(1.8)

Net income attributable to Equifax	$59.6	$70.8

Basic earnings per common share	$0.47	$0.55

Weighted-average shares used in computing basic earnings per share	126.3	129.0

Diluted earnings per common share	$0.47	$0.54

Weighted-average shares used in computing diluted earnings per share	127.8	131.5

Dividends per common share	$0.04	$0.04

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended June 30,
	2009	2008
(In millions, except per share amounts)	(Unaudited)
Operating revenue	$908.3	$1,005.0

Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	381.4	410.6
Selling, general and administrative expenses	239.7	264.6
Depreciation and amortization	77.3	75.9

Total operating expenses	698.4	751.1

Operating income	209.9	253.9
Interest expense	(28.8)	(37.0)
Other income, net	5.5	1.2

Consolidated income before income taxes	186.6	218.1
Provision for income taxes	(69.4)	(78.1)

Consolidated net income	117.2	140.0
Less: Net income attributable to noncontrolling interests	(3.2)	(3.5)

Net income attributable to Equifax	$114.0	$136.5

Basic earnings per common share	$0.90	$1.06

Weighted-average shares used in computing basic earnings per share	126.3	129.3

Diluted earnings per common share	$0.89	$1.04

Weighted-average shares used in computing diluted earnings per share	127.6	131.8

Dividends per common share	$0.08	$0.08

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
(In millions, except par values)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63.6	$58.2
Trade accounts receivable, net of allowance for doubtful accounts of $15.2 and $14.5 at June 30, 2009 and December 31, 2008, respectively	254.4	253.4
Prepaid expenses	33.4	22.9
Other current assets	19.4	19.3

Total current assets	370.8	353.8

Property and equipment:
Capitalized internal-use software and system costs	295.2	313.9
Data processing equipment and furniture	173.9	176.6
Land, buildings and improvements	160.8	124.0

Total property and equipment	629.9	614.5
Less accumulated depreciation and amortization	(313.9)	(328.2)

Total property and equipment, net	316.0	286.3

Goodwill	1,803.6	1,760.0
Indefinite-lived intangible assets	95.2	95.1
Purchased intangible assets, net	643.3	682.2
Other assets, net	86.9	82.9

Total assets	$3,315.8	$3,260.3

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities	$333.7	$31.9
Capitalized lease obligation	29.0	—
Accounts payable	31.0	29.9
Accrued expenses	50.1	57.6
Accrued salaries and bonuses	38.9	54.2
Deferred revenue	62.3	65.7
Other current liabilities	70.3	78.7

Total current liabilities	615.3	318.0
Long-term debt	791.3	1,187.4
Deferred income tax liabilities, net	226.4	215.3
Long-term pension and other postretirement benefit liabilities	143.0	166.0
Other long-term liabilities	52.3	50.1

Total liabilities	1,828.3	1,936.8

Commitments and Contingencies (see Note 4)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares—10.0; Issued shares—none	—	—
Common stock, $1.25 par value: Authorized shares—300.0; Issued shares—189.3 and 189.2 at June 30, 2009 and December 31, 2008, respectively; Outstanding shares—126.4 and 126.3 at June 30, 2009 and December 31, 2008, respectively	236.6	236.5
Paid-in capital	1,084.0	1,075.2
Retained earnings	2,384.7	2,281.0
Accumulated other comprehensive loss	(333.2)	(390.6)
Treasury stock, at cost, 60.2 shares and 59.7 shares at June 30, 2009 and December 31, 2008, respectively	(1,848.8)	(1,837.9)
Stock held by employee benefits trusts, at cost, 2.7 shares and 3.2 shares at June 30, 2009 and December 31, 2008, respectively	(47.5)	(51.8)

Total Equifax shareholders' equity	1,475.8	1,312.4
Noncontrolling interests	11.7	11.1

Total equity	1,487.5	1,323.5

Total liabilities and equity	$3,315.8	$3,260.3

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2009	2008
(In millions)	(Unaudited)
Operating activities:
Consolidated net income	$117.2	$140.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77.3	75.9
Stock-based compensation expense	9.8	11.0
Tax effects of stock-based compensation plans	0.1	2.5
Excess tax benefits from stock-based compensation plans	(0.5)	(1.6)
Deferred income taxes	6.7	(13.5)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	6.4	(8.3)
Prepaid expenses and other current assets	(10.2)	(2.5)
Other assets	(5.5)	(3.1)
Current liabilities, excluding debt	(42.2)	(16.9)
Other long-term liabilities, excluding debt	(13.5)	6.1

Cash provided by operating activities	145.6	189.6

Investing activities:
Capital expenditures	(34.0)	(58.4)
Investment in unconsolidated affiliates	1.5	(4.4)
Acquisitions, net of cash acquired	—	(11.0)

Cash used in investing activities	(32.5)	(73.8)

Financing activities:
Net short-term borrowings (repayments)	282.4	(94.9)
Net (repayments) borrowings under long-term revolving credit facilities	(370.0)	50.0
Proceeds from issuance of long-term debt	—	2.2
Payments on long-term debt	(6.5)	(3.1)
Treasury stock purchases	(9.1)	(81.1)
Dividends paid to Equifax shareholders	(10.1)	(10.3)
Dividends paid to noncontrolling interests	(2.5)	(2.8)
Proceeds from exercise of stock options	4.8	13.5
Excess tax benefits from stock-based compensation plans	0.5	1.6
Other	(0.5)	(0.5)

Cash used in financing activities	(111.0)	(125.4)

Effect of foreign currency exchange rates on cash and cash equivalents	3.3	0.6

Increase (decrease) in cash and cash equivalents	5.4	(9.0)
Cash and cash equivalents, beginning of period	58.2	81.6

Cash and cash equivalents, end of period	$63.6	$72.6

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2009

(Unaudited)

	Equifax Shareholders
	Common Stock						Stock Held By Employee Benefits Trusts
					Accumulated Other Comprehensive Loss
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2008	126.3	$236.5	$1,075.2	$2,281.0	$(390.6)	$(1,837.9)	$(51.8)	$11.1	$1,323.5
Net income	—	—	—	114.0	—	—	—	3.2	117.2
Other comprehensive income	—	—	—	—	57.4	—	—	(0.1)	57.3
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.5	0.1	0.6	—	—	(1.8)	4.3	—	3.2
Treasury stock purchased under share repurchase program ($22.87 per share)*	(0.4)	—	—	—	—	(9.1)	—	—	(9.1)
Cash dividends ($0.08 per share)	—	—	—	(10.3)	—	—	—	—	(10.3)
Dividends paid to employee benefits trusts	—	—	0.2	—	—	—	—	—	0.2
Stock-based compensation expense	—	—	9.8	—	—	—	—	—	9.8
Tax effects of stock-based compensation plans	—	—	0.1	—	—	—	—	—	0.1
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(2.5)	(2.5)
Other	—	—	(1.9)	—	—	—	—	—	(1.9)

Balance, June 30, 2009	126.4	$236.6	$1,084.0	$2,384.7	$(333.2)	$(1,848.8)	$(47.5)	$11.7	$1,487.5

*
At June 30, 2009, $149.1 million was authorized for future purchases of common stock under our share repurchase authorization.

Accumulated Other Comprehensive Loss consists of the following components:

	June 30, 2009	December 31, 2008
	(In millions)
Foreign currency translation	$(124.6)	$(178.4)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $117.5 and $119.2 at June 30, 2009 and December 31, 2008, respectively	(205.3)	(208.5)
Cash flow hedging transactions, net of tax of $2.1 at June 30, 2009 and December 31, 2008	(3.3)	(3.7)

Accumulated other comprehensive loss	$(333.2)	$(390.6)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME (Continued)

For the Six Months Ended June 30, 2009

(Unaudited)

Comprehensive Income is as follows:

	Three Months Ended June 30,
	2009			2008
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$59.6	$1.5	$61.1	$70.8	$1.8	$72.6
Other comprehensive income:
Foreign currency translation adjustment	48.7	0.5	49.2	1.7	(0.2)	1.5
Recognition of prior service cost and actuarial gains (losses) related to our pension and other postretirement benefit plans	1.6	—	1.6	1.2	—	1.2
Change in cumulative loss from cash flow hedging transactions	0.1	—	0.1	0.5	—	0.5

Comprehensive income	$110.0	$2.0	$112.0	$74.2	$1.6	$75.8

	Six Months Ended June 30,
	2009			2008
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$114.0	$3.2	$117.2	$136.5	$3.5	$140.0
Other comprehensive income:
Foreign currency translation adjustment	53.8	(0.1)	53.7	8.6	0.2	8.8
Recognition of prior service cost and actuarial gains (losses) related to our pension and other postretirement benefit plans	3.2	—	3.2	2.5	—	2.5
Change in cumulative loss from cash flow hedging transactions	0.4	—	0.4	0.2	—	0.2

Comprehensive income	$171.4	$3.1	$174.5	$147.8	$3.7	$151.5

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2009

        As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Operations.    We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of June 30, 2009, we operated in the following countries: Argentina, Brazil, Canada, Chile, Ecuador, El Salvador, Honduras, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We maintain support operations in Costa Rica and the Republic of Ireland. We also own an equity interest in a consumer credit information company located in Russia.

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

        Our unaudited Consolidated Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods presented. Certain prior year amounts have been reclassified to conform to current year presentation, including selling, general and administrative expense of $3.4 million and $6.8 million for the three and six months ending June 30, 2008, which was reclassified to cost of services. The effect of these reclassifications was not material.

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

June 30, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

income amounts used in both our basic and diluted EPS calculations are the same. A reconciliation of the weighted-average outstanding shares used in the two calculations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
Weighted-average shares outstanding (basic)	126.3	129.0	126.3	129.3
Effect of dilutive securities:
Stock equivalents	1.4	2.4	1.3	2.4
Long-term incentive plans	0.1	0.1	—	0.1

Weighted-average shares outstanding (diluted)	127.8	131.5	127.6	131.8

        For the three and six months ended June 30, 2009, 3.4 million and 3.8 million stock options, respectively, were anti-dilutive and therefore excluded from this calculation. For the three and six months ended June 30, 2008, 1.3 million and 1.6 million stock options, respectively, were anti-dilutive and therefore excluded from this calculation.

        Fair Value Measurements.    In accordance with SFAS No. 157, "Fair Value Measurements", or SFAS 157, fair value is determined based on the assumptions marketplace participants use in pricing the asset or liability. SFAS 157 establishes a three level fair value hierarchy to prioritize the inputs used in valuation techniques between observable inputs that reflect quoted prices in active markets, inputs other than quoted prices with observable market data and unobservable data (e.g., a company's own data). The adoption of SFAS 157 on January 1, 2009, for nonfinancial assets and nonfinancial liabilities did not have a material impact on our Consolidated Financial Statements.

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

        We entered into interest rate lock agreements in conjunction with our sale of ten- and thirty-year Senior Notes. These cash flow hedges were settled on June 25 and June 26, 2007, the respective dates the ten- and thirty-year Senior Notes were sold, requiring payment of $1.9 million and $3.0 million, respectively. The impact of these settlements has been recorded in other comprehensive income and is

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

June 30, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

amortized with interest expense over the respective terms of the Senior Notes. Our inventory of derivatives at June 30, 2009, consisted of an interest rate swap and forward purchase contracts, with an aggregate notional amount of 0.8 million euros, to hedge the exposure of certain firm commitments of our U.K. subsidiary that are denominated in euros. The fair value liability of our unsettled derivatives was $1.0 million at June 30, 2009.

        Financial Instruments.    Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using quoted market prices for publicly traded instruments, and for non-publicly traded instruments through valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk. As of June 30, 2009, the fair value of our fixed-rate debt was $722.1 million, compared to its carrying value of $756.4 million.

        Recent Accounting Pronouncements.    In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51", or SFAS 160. This statement established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements. The adoption of SFAS 160 on January 1, 2009, did not have a material impact on our Consolidated Financial Statements.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events", or SFAS 165, which established standards for accounting and disclosure of events that occur after the balance sheet date, but before financial statements are issued. SFAS 165 was effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our Consolidated Financial Statements. We evaluated subsequent events occurring through July 29, 2009, which is the date our financial statements were issued.

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)", or SFAS 167, which amended the consolidation guidance for variable-interest entities and expanded disclosure requirements. We are required to adopt SFAS 167 on January 1, 2010. We are currently evaluating the impact of adopting SFAS 167 on our Consolidated Financial Statements.

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

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

June 30, 2009

2. GOODWILL AND INTANGIBLE ASSETS (Continued)

        Changes in the amount of goodwill for the six months ended June 30, 2009, are as follows:

	U.S. Consumer Information Solutions	International	TALX	North America Personal Solutions	North America Commercial Solutions	Total
	(In millions)
Balance, December 31, 2008	$589.9	$275.3	$856.5	$1.8	$36.5	$1,760.0
Purchase price adjustment	(0.4)	0.2	—	—	—	(0.2)
Foreign currency translation	—	43.6	—	—	0.3	43.9
Tax benefits of stock options exercised	—	—	(0.1)	—	—	(0.1)

Balance, June 30, 2009	$589.5	$319.1	$856.4	$1.8	$36.8	$1,803.6

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

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

June 30, 2009

2. GOODWILL AND INTANGIBLE ASSETS (Continued)

        Purchased intangible assets at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009			December 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In millions)
Definite-lived intangible assets:
Purchased data files	$366.2	$(225.0)	$141.2	$375.3	$(225.7)	$149.6
Acquired software and technology	63.1	(31.0)	32.1	72.2	(34.2)	38.0
Customer relationships	426.2	(56.8)	369.4	426.1	(43.8)	382.3
Proprietary database	117.6	(42.0)	75.6	117.6	(32.0)	85.6
Non-compete agreements	1.1	(0.3)	0.8	6.6	(5.7)	0.9
Trade names and other intangible assets	30.6	(6.4)	24.2	34.1	(8.3)	25.8

Total definite-lived intangible assets	$1,004.8	$(361.5)	$643.3	$1,031.9	$(349.7)	$682.2

        Amortization expense related to purchased intangible assets was $21.2 million and $21.9 million during the three months ended June 30, 2009 and 2008, respectively. Amortization expense related to purchased intangible assets was $42.3 million and $43.6 million during the six months ended June 30, 2009 and 2008, respectively.

        Estimated future amortization expense related to definite-lived purchased intangible assets at June 30, 2009 is as follows:

Years ending December 31,	Amount
(In millions)
2009 (Remaining as of June 30, 2009)	$42.9
2010	85.2
2011	79.0
2012	71.8
2013	53.6
Thereafter	310.8

$643.3

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

June 30, 2009

3. DEBT

        Debt outstanding at June 30, 2009 and December 31, 2008 was as follows:

	June 30, 2009	December 31, 2008
	(In millions)
Commercial paper, weighted-average rate of 1.0% and 2.1% in 2009 and 2008, respectively	$311.1	$3.0
Borrowings under Canadian short-term revolving credit facility, weighted-average rate of 1.9% and 3.5% in 2009 and 2008, respectively	4.3	25.8
Notes, 4.25%, due May 2012	7.4	10.1
Notes, 7.34%, due May 2014	75.0	75.0
Notes, 6.30%, due July 2017	272.5	280.0
Debentures, 6.90%, due July 2028	150.0	150.0
Notes, 7.00%, due July 2037	250.0	250.0
Borrowings under long-term revolving credit facilities, weighted-average rate of 0.9% and 2.8% in 2009 and 2008, respectively	50.0	420.0
Capitalized lease obligation	29.0	—
Other	3.2	3.4

Total debt	1,152.5	1,217.3
Less short-term debt and current maturities	(333.7)	(31.9)
Less capitalized lease obligation	(29.0)	—
Less unamortized discounts	(2.0)	(2.1)
Plus fair value adjustment	3.5	4.1

Total long-term debt, net	$791.3	$1,187.4

        Senior Credit Facility.    We are party to an $850.0 million senior unsecured revolving credit facility, which we refer to as the Senior Credit Facility, with a group of financial institutions. Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Senior Credit Facility is scheduled to expire in July 2011. Pursuant to our existing Board of Directors authorization, availability of the Senior Credit Facility for borrowings is reduced by any commercial paper amounts outstanding. As of June 30, 2009, $50.0 million was outstanding under the Senior Credit Facility, which is included in long-term debt on our Consolidated Balance Sheet, and $488.9 million was available for borrowings under this facility.

        Commercial Paper Program.    Our $850.0 million commercial paper program has been established through the private placement of commercial paper notes from time-to-time. Maturities of commercial paper can range from overnight to 397 days. The commercial paper program is supported by our Senior Credit Facility and, pursuant to our existing Board of Directors authorization, the total amount of commercial paper which may be issued is reduced by the amount of any outstanding borrowings under our Senior Credit Facility. At June 30, 2009, $311.1 million in commercial paper notes was outstanding, all with maturities of less than 90 days.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

June 30, 2009

3. DEBT (Continued)

        Canadian Credit Facility.    We are a party to a credit agreement with a Canadian financial institution that provides for a C$20.0 million (denominated in Canadian dollars), 364-day revolving credit agreement. In June 2009, we amended our agreement, reducing the limit from C$40.0 million to C$20.0 million and extending the maturity through June 2010. As of June 30, 2009, $4.3 million was outstanding under this facility, which is included in short-term debt and current maturities on our Consolidated Balance Sheet.

        For additional information about our debt agreements, see Note 4 of the Notes to Consolidated Financial Statements in our 2008 Form 10-K.

4. COMMITMENTS AND CONTINGENCIES

        Headquarters Building Lease.    On February 27, 2009, we notified the lessor of our headquarters building in Atlanta, Georgia, that we intend to exercise our purchase option in accordance with the lease terms. Under the terms of the $29.0 million synthetic lease for this facility, which commenced in 1998 and expires in March 2010, we have guaranteed the residual value of the building at the end of the lease. We were responsible for any shortfall of sales proceeds, up to a maximum amount of $23.2 million, which equaled 80% of the value of the property at the beginning of the lease term. A residual guarantee value of $1.9 million has been recorded related to this contingency.

        By making notification of our intent to purchase, we have committed to purchase the building for $29.0 million on February 26, 2010. The exercise of our purchase option caused us to account for this lease obligation as a capital lease. We have recorded the building and the related obligation on our Consolidated Balance Sheets at June 30, 2009, based on the difference between the purchase price and our residual guarantee of fair value, or $27.1 million.

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

        During the first quarter of 2009, we amended our data processing outsourcing agreement with IBM. The amended agreement extends the term six months through December 2013 and allows for a reduction in the scope of services provided by IBM, as well as financial savings to the Company. Under this agreement (which covers our operations in North America, Europe, Brazil and Chile), we have outsourced our mainframe and midrange operations, help desk service and desktop support functions, and the operation of our voice and data networks. The scope of such services varies by location. The estimated future minimum contractual obligation under the revised agreement is approximately

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

June 30, 2009

4. COMMITMENTS AND CONTINGENCIES (Continued)

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

        Guarantees and General Indemnifications.    We may issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit is not material at June 30, 2009, and all have a maturity of one year or less. The maximum potential future payments we could be required to make under the guarantees is not material at June 30, 2009.

        We have agreed to standard indemnification clauses in many of our lease agreements for office space, covering such things as tort, environmental and other liabilities that arise out of or relate to our use or occupancy of the leased premises. Certain of our credit agreements include provisions which require us to make payments to preserve an expected economic return to the lenders if that economic return is diminished due to certain changes in law or regulations. In conjunction with certain transactions, such as sales or purchases of operating assets or services in the ordinary course of business, or the disposition of certain assets or businesses, we sometimes provide routine indemnifications, the terms of which range in duration and sometimes are not limited. We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to indemnifications on our Consolidated Balance Sheets at June 30, 2009 or December 31, 2008.

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

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

June 30, 2009

4. COMMITMENTS AND CONTINGENCIES (Continued)

        During 2006, we recorded a $4.0 million, pretax, loss contingency ($2.5 million, net of tax) associated with certain litigation matters within our U.S. Consumer Information Solutions, or USCIS, operating segment on our Consolidated Balance Sheet. In May 2009, we entered into a preliminary settlement which, net of insurance, required less than the full amount reserved. We also entered into settlement discussions on another class action litigation matter within our USCIS operating segment during the second quarter and recorded a loss contingency in selling, general and administrative expense on our Consolidated Balance Sheet for the estimated amount of our liability. In July 2009, we reached a tentative settlement of this matter for an amount consistent with our recorded liability. The combined impact of these matters was a net reversal of $0.5 million of expense in the quarter.

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

        Tax Matters.    In 2003, the Canada Revenue Agency, or CRA, issued Notices of Reassessment, asserting that Acrofax, Inc., a wholly-owned Canadian subsidiary of Equifax, is liable for additional tax for the 1995 through 2000 tax years, related to certain intercompany capital contributions and loans. The additional tax sought by the CRA for these periods ranges, based on alternative theories, from $7.4 million (8.5 million in Canadian dollars) to $16.5 million (19.0 million in Canadian dollars) plus interest and penalties. Subsequently in 2003, we made a statutorily-required deposit for a portion of the claim. We intend to vigorously contest these reassessments and do not believe we have violated any statutory provision or rule. While we believe our potential exposure is less than the asserted claims and not material to our Consolidated Financial Statements, if the final outcome of this matter was unfavorable to us, an additional claim may be filed by the local province. The likelihood and potential amount of such claim is unknown at this time. We cannot predict when this tax matter will be resolved.

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

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

June 30, 2009

5. INCOME TAXES (Continued)

        Effective Tax Rate.    Our effective income tax rate was 36.1% for the three months ended June 30, 2009, up from 34.8% for the same period in 2008, due primarily to a favorable discrete item recorded during 2008 related to our foreign tax credit utilization. The effective income tax rate was 37.2% for the six months ended June 30, 2009, up from 35.8% for the same period in 2008 due to the item discussed above and an unfavorable discrete item recorded during the first quarter of 2009 related to the effect of a change in California state income taxes on our deferred tax liabilities.

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

        The following table provides the components of net periodic benefit cost for the three months ended June 30, 2009 and 2008:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
Service cost	$1.4	$2.8	$0.1	$0.1
Interest cost	8.8	8.7	0.5	0.5
Expected return on plan assets	(11.3)	(11.3)	(0.4)	(0.4)
Amortization of prior service cost	0.2	0.2	—	0.1
Recognized actuarial loss	2.2	1.5	0.3	0.1

Total net periodic benefit cost	$1.3	$1.9	$0.5	$0.4

        The following table provides the components of net periodic benefit cost for the six months ended June 30, 2009 and 2008:

	Pension Benefits		Other Benefits
	Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
Service cost	$2.8	$5.6	$0.2	$0.2
Interest cost	17.6	17.4	1.0	1.0
Expected return on plan assets	(22.6)	(22.6)	(0.8)	(0.8)
Amortization of prior service cost	0.4	0.4	(0.1)	0.2
Recognized actuarial loss	4.4	3.0	0.6	0.2

Total net periodic benefit cost	$2.6	$3.8	$0.9	$0.8

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

June 30, 2009

7. RESTRUCTURING AND ASSET WRITE-DOWN CHARGES

        2009 Restructuring Charge.    During the first quarter of 2009, we recorded in selling, general and administrative expenses in our Consolidated Statements of Income an $8.4 million restructuring charge ($5.4 million, net of tax) associated with headcount reductions of approximately 300 positions. This charge resulted from our efforts to reduce and manage our expenses and to maintain our financial results in the face of a weak global economy and reduced revenues. Generally, severance benefits for our U.S. employees are paid through monthly payroll according to the number of weeks of severance benefit provided to the employee, while our international employees receive a lump sum severance payment for their benefit. Accordingly, we expect the majority of the payments to be completed by the first quarter of 2010. Payments during the three and six months ended June 30, 2009, totaled $2.8 million and $5.0 million, respectively.

        2008 Restructuring and Asset Write-Down Charge.    In the third quarter 2008, we realigned our business to better support our strategic objectives and recorded a $16.8 million restructuring and asset write-down charge of which $14.4 million was recorded in selling, general and administrative expenses and $2.4 million was recorded in depreciation and amortization on our Consolidated Statements of Income. The $2.4 million recorded in depreciation and amortization is related to the write-down of certain internal-use software from which we will no longer derive future benefit.

        Of the $14.4 million recorded in selling, general and administrative expenses, $10.3 million was associated with headcount reductions of approximately 300 positions which was accrued for under existing severance plans or statutory requirements, and $4.1 million was related to certain contractual costs. Payments related to headcount reductions were substantially completed by March 31, 2009. Substantially all of the certain contractual costs, which primarily represents services we do not intend to utilize for which we are contractually committed to future payments, are expected to be paid by 2011. Payments related to headcount reductions and certain contractual costs totaled $1.6 million and $4.7 million during the three and six months ended June 30, 2009, respectively. Total payments to date, through June 30, 2009, related to the third quarter 2008 restructuring charge were $11.2 million.

8. SEGMENT INFORMATION

        Reportable Segments.    We manage our business and report our financial results through the following five reportable segments, which are the same as our operating segments:

  •
  U.S. Consumer Information Solutions

  •
  International

  •
  TALX

  •
  North America Personal Solutions

  •
  North America Commercial Solutions

        The accounting policies of the reportable segments are the same as those described in our summary of significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in our 2008 Form 10-K. We evaluate the performance of these reportable segments based on their operating revenues, operating income and operating margins, excluding unusual or infrequent items, if any. Inter-segment sales and transfers are not material for all periods presented. The measurement

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

June 30, 2009

8. SEGMENT INFORMATION (Continued)

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

        Operating revenue and operating income by operating segment during the three and six months ended June 30, 2009 and 2008, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Operating revenue:
U.S. Consumer Information Solutions	$211.0	$228.6	$421.0	$461.8
International	105.2	137.5	206.0	267.4
TALX	86.0	76.7	173.9	156.3
North America Personal Solutions	37.5	41.5	75.9	84.6
North America Commercial Solutions	15.7	17.6	31.5	34.9

Total operating revenue	$455.4	$501.9	$908.3	$1,005.0

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

June 30, 2009

8. SEGMENT INFORMATION (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Operating income:
U.S. Consumer Information Solutions	$74.3	$86.9	$149.8	$177.0
International	26.6	42.0	55.5	81.6
TALX	20.0	13.6	38.8	26.3
North America Personal Solutions	8.0	10.4	14.0	21.5
North America Commercial Solutions	2.4	2.8	4.7	5.4
General Corporate Expense	(24.1)	(28.0)	(52.9)	(57.9)

Total operating income	$107.2	$127.7	$209.9	$253.9

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

BUSINESS OVERVIEW

        We are a leading global provider of information solutions, employment and income verification and human resources business process outsourcing services. We leverage one of the largest sources of consumer and commercial data, along with advanced analytics and proprietary technology, to create customized insights which enable our business customers to grow faster, more efficiently and more profitably and to inform and empower consumers.

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

        The TALX segment consists of The Work Number® and Tax and Talent Management business units. The Work Number revenue is transaction-based and is derived primarily from verification of employment and income data of employees in the U.S. reported to us by employers. Tax and Talent Management revenues are derived from our provision of certain human resources business process outsourcing services that include both transaction- and subscription-based product offerings. These services assist our customers with the administration of unemployment claims and employer- based tax credits and the assessment of new hires.

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

        Key Performance Indicators.    Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three and six months ended June 30, 2009 and 2008, were as follows:

	Key Performance Indicators
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in millions, except per share data)
Operating revenue	$455.4	$501.9	$908.3	$1,005.0
Operating revenue change	-9%	10%	-10%	17%
Operating income	$107.2	$127.7	$209.9	$253.9
Operating margin	23.5%	25.4%	23.1%	25.3%
Net income attributable to Equifax	$59.6	$70.8	$114.0	$136.5
Diluted earnings per share	$0.47	$0.54	$0.89	$1.04
Cash provided by operating activities	$101.1	$113.1	$145.6	$189.6
Capital expenditures	$19.0	$28.4	$34.0	$58.4

Business Environment and Company Strategy

        In the face of persistent weakness in the global economy and diminished demand for credit-related services, we continue to focus on initiatives to reduce and manage our expenses, while trying to maintain operating margins, earnings performance and cash flows from operations. Also, we continue to realign our resources to pursue key strategic objectives, including developing new products and solutions for customers, acquiring new sources of data and international expansion.

RESULTS OF OPERATIONS—THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Consolidated Financial Results

Operating Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Operating Revenue	2009	2008	$	%	2009	2008	$	%
	(Dollars in millions)				(Dollars in millions)
U.S. Consumer Information Solutions	$211.0	$228.6	$(17.6)	-8%	$421.0	$461.8	$(40.8)	-9%
International	105.2	137.5	(32.3)	-24%	206.0	267.4	(61.4)	-23%
TALX	86.0	76.7	9.3	12%	173.9	156.3	17.6	11%
North America Personal Solutions	37.5	41.5	(4.0)	-10%	75.9	84.6	(8.7)	-10%
North America Commercial Solutions	15.7	17.6	(1.9)	-11%	31.5	34.9	(3.4)	-9%

Consolidated operating revenue	$455.4	$501.9	$(46.5)	-9%	$908.3	$1,005.0	$(96.7)	-10%

        The decreases in revenue for the second quarter of 2009 and first six months of 2009, as compared to the same periods in 2008, were primarily due to continued global economic weakness, which is significantly impacting demand for our U.S. Consumer Information Solutions and International business units when compared to 2008, as well as the unfavorable effects of foreign exchange rates. Foreign currency negatively impacted revenue by $22.0 million, or 4%, during the second quarter of 2009 and $50.1 million, or 5%, during the first six months of 2009. These decreases were partially offset by strength in our TALX segment and Mortgage Solutions business. For additional information about revenue fluctuations by segment, see "Segment Financial Results" below.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Operating Expenses	2009	2008	$	%	2009	2008	$	%
	(Dollars in millions)				(Dollars in millions)
Consolidated cost of services	$192.4	$204.4	$(12.0)	-6%	$381.4	$410.6	$(29.2)	-7%
Consolidated selling, general and administrative expenses	116.7	131.8	(15.1)	-11%	239.7	264.6	(24.9)	-9%
Consolidated depreciation and amortization expense	39.1	38.0	1.1	3%	77.3	75.9	1.4	2%

Consolidated operating expenses	$348.2	$374.2	$(26.0)	-7%	$698.4	$751.1	$(52.7)	-7%

        The decreases in cost of services for the second quarter of 2009 and first six months of 2009, as compared to the same periods in the prior year, were primarily due to the impact of foreign currency translation. The impact of foreign currency translation decreased our cost of services by $9.3 million during the second quarter of 2009 and $20.8 million during the first six months of 2009. The remaining decreases were due to lower technology outsourcing costs resulting from a renegotiated contract with a large vendor and lower personnel costs resulting from our third quarter 2008 and first quarter 2009 headcount reductions. These decreases were partially offset by increased production costs related to growth in our Mortgage Solutions business. We reclassified $3.4 million and $6.8 million of selling, general and administrative expense during the three and six months ended June 30, 2008, respectively, to cost of services to conform to the current period presentation.

        Selling, general and administrative expense decreased $5.8 million during the second quarter of 2009 and $12.1 million during the first six months of 2009, when compared to the same periods in 2008, as a result of foreign currency translation. Additionally, personnel costs including salaries and incentives were $2.8 million lower during the second quarter of 2009 and $9.3 million lower during the first six months of 2009 when compared to the 2008 periods due primarily to prior headcount reductions mentioned above. The remaining decreases over the prior year were due to reduced legal expenses and cost containment initiatives. The decrease for the first six months of 2009 was partially offset by an $8.4 million restructuring charge recorded during the first quarter of 2009 primarily related to headcount reductions.

        Depreciation and amortization expense was flat for both the second quarter of 2009 and first six months of 2009, when compared to the same periods in 2008.

        For additional information about the charges and fees related to our restructuring activity, see Note 7 of the Notes to the Consolidated Financial Statements in this Form 10-Q.

Operating Income and Operating Margin

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
Consolidated Operating Income	2009	2008	$	%		2009	2008	$	%
	(Dollars in millions)					(Dollars in millions)
Consolidated operating revenue	$455.4	$501.9	$(46.5)	-9%		$908.3	$1,005.0	$(96.7)	-10%
Consolidated operating expenses	(348.2)	(374.2)	26.0	-7%		(698.4)	(751.1)	52.7	-7%

Consolidated operating income	$107.2	$127.7	$(20.5)	-16%		$209.9	$253.9	$(44.0)	-17%

Consolidated operating margin	23.5%	25.4%		-1.9%	pts	23.1%	25.3%		-2.2%	pts

        Consolidated operating income declined $20.5 million, or 16%, for the second quarter of 2009, as compared to the same period of 2008. Of this $20.5 million decline, $5.7 million is attributed to the unfavorable impact of foreign exchange rates. The remaining decline is primarily due to lower revenue in four of our five segments mentioned above which was only partially offset by lower operating expenses resulting from headcount reductions, reduced incentive costs and lower technology outsourcing costs. For the first six months of 2009, as compared to the same period in 2008, the $44.0 million decline in operating income is attributed to a $14.0 million unfavorable foreign exchange rate impact, the recognition of an $8.4 million restructuring charge in the first quarter of 2009, and the aforementioned reasons.

Other Expense, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Other Expense, Net	2009	2008	$	%	2009	2008	$	%
	(Dollars in millions)				(Dollars in millions)
Consolidated interest expense	$14.5	$17.3	$(2.8)	-16%	$28.8	$37.0	$(8.2)	-22%
Consolidated other income, net	(3.1)	(0.9)	(2.2)	239%	(5.5)	(1.2)	(4.3)	357%

Consolidated other expense, net	$11.4	$16.4	$(5.0)	-30%	$23.3	$35.8	$(12.5)	-35%

Average cost of debt	4.8%	5.1%			4.8%	5.4%
Total consolidated debt, net	$1,154.0	$1,340.5	$(186.5)	-14%	$1,154.0	$1,340.5	$(186.5)	-14%

        The three and six month decreases in other expense, net, were primarily due to a reduced level of debt during the second quarter and first six months of 2009 as well as lower interest rates on our short-term, floating rate debt, when compared to the prior year periods. The increase in other income, net, for the second quarter of 2009, as compared to the same period in the prior year, is primarily due to a $2.7 million mark-to-market adjustment on certain insurance policies. The increase in other income, net, for the first six months of 2009, as compared to the same period in 2008, was due to a $1.1 million gain on our repurchase of $7.5 million principal amount of our ten-year senior notes due 2017 and a $1.3 million gain related to a litigation settlement, both of which occurred during the first quarter of 2009, as well as the aforementioned reasons.

Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Provision for Income Taxes	2009	2008	$	%	2009	2008	$	%
	(Dollars in millions)				(Dollars in millions)
Consolidated provision for income taxes	$34.7	$38.7	$(4.0)	-11%	$69.4	$78.1	$(8.7)	-11%
Effective income tax rate	36.1%	34.8%			37.2%	35.8%

        The increase in our effective income tax rate for the second quarter of 2009, as compared to the prior year, was primarily due to a favorable discrete item recorded during 2008 related to our foreign tax credit utilization. The increase in our effective tax rate for the first six months of 2009, as compared to the same period in 2008, was primarily due to the item discussed above and an unfavorable discrete item recorded during the first quarter of 2009 related to the effect of a change in California state income taxes on our deferred tax liabilities.

Net Income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Net Income	2009	2008	$	%	2009	2008	$	%
	(In millions, except per share amounts)				(In millions, except per share amounts)
Consolidated net income	$61.1	$72.6	$(11.5)	-16%	$117.2	$140.0	$(22.8)	-16%
Net income attributable to noncontrolling interests	$(1.5)	$(1.8)	$0.3	-12%	$(3.2)	$(3.5)	$0.3	-8%
Net income attributable to Equifax	$59.6	$70.8	$(11.2)	-16%	$114.0	$136.5	$(22.5)	-16%
Diluted earnings per common share	$0.47	$0.54	$(0.07)	-13%	$0.89	$1.04	$(0.15)	-14%
Weighted-average shares used in computing diluted earnings per share	127.8	131.5			127.6	131.8

        The decrease in our net income for the second quarter of 2009, as compared to the same period in 2008, was a function of lower operating income in four of our five businesses and a higher effective tax rate in 2009, partially offset by increased income from our TALX segment and lower interest expense. For the first six months of 2009, as compared to a year ago, the decrease in net income was due to the factors discussed above, as well as the recognition of a $5.4 million, net of tax, restructuring charge in the first quarter of 2009.

Segment Financial Results

USCIS

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
U.S. Consumer Information Solutions	2009	2008	$	%		2009	2008	$	%
	(Dollars in millions)					(Dollars in millions)
Operating revenue:
Online Consumer Information Solutions (OCIS)	$134.8	$151.4	$(16.6)	-11%		$272.0	$308.2	$(36.2)	-12%
Mortgage Solutions	28.6	17.9	10.7	60%		54.0	35.3	18.7	53%
Credit Marketing Services	27.4	35.7	(8.3)	-23%		54.7	71.2	(16.5)	-23%
Direct Marketing Services	20.2	23.6	(3.4)	-15%		40.3	47.1	(6.8)	-14%

Total operating revenue	$211.0	$228.6	$(17.6)	-8%		$421.0	$461.8	$(40.8)	-9%

% of consolidated revenue	46%	46%				46%	46%
Total operating income	$74.3	$86.9	$(12.6)	-14%		$149.8	$177.0	$(27.2)	-15%
Operating margin	35.2%	38.0%		-2.8%	pts	35.6%	38.3%		-2.7%	pts

        The decreases in revenue and operating margin for the second quarter of 2009 and first six months of 2009, as compared to the same periods in 2008, were mainly due to continued weakness in the U.S. credit and retail economy, offset by growth in the Mortgage Solutions business due to increased settlement services and mortgage refinancing activity in 2009.

  OCIS

        Revenue for the second quarter of 2009 and first six months of 2009, as compared to the same periods in the prior year, declined primarily due to a reduction of online credit decision transaction volume as consumer lending activity was lower than a year ago. The 20% decline in volume for the second quarter of 2009, over the same period in the prior year, was partially offset by an 8% increase in average revenue per transaction. This increase was attributable to a disproportionate decline in volume from large national accounts which are generally billed at a lower average price per transaction and increased volume from resellers to third party mortgage service providers, which typically occur at above average prices per transaction. For the six months year to date, volume declined by 18% and average revenue per transaction increased by 5%, for the same reasons.

  Mortgage Solutions

        The three and six month increases in revenue, over the prior year periods, are due to increased activity associated with growth in demand for our settlement services products which resulted in increased revenue of $6.5 million over the second quarter of 2008 and $11.7 million over the first six months of 2008, as well as higher volumes of mortgage credit reporting related to increased refinance activity. Although mortgage refinancing activity has contributed meaningfully to the 2009 growth in Mortgage Solutions revenue, because refinancing activity has slowed in the middle of the second quarter of 2009 due to increases in long-term interest rates, revenue realized in Mortgage Solutions in the second half of 2009 may be lower than in the first half, though still higher than in 2008.

  Credit Marketing Services

        Revenue decreased for the second quarter of 2009 and the first six months of 2009, as compared to the same periods in 2008, primarily due to lower revenue associated with new account acquisition services, which decreased 32% over the second quarter of 2008 and 40% over the first six months of 2008, as financial institutions scaled back significantly on new marketing and extension of credit. Revenue from portfolio management services, used by financial institutions to manage their existing portfolios of consumer relationships, was down 5% for the second quarter and 4% for the first six months of 2009 when compared to the prior year periods.

  Direct Marketing Services

        For the second quarter and first six months of 2009, revenue declined primarily due to reduced mailing volumes for existing customers reflecting the slowdown in retail sales and the marketing campaigns of many retailers, as well as changes to a contract with a large marketing services reseller.

  USCIS Operating Margin

        Operating margin decreased for the second quarter of 2009 and first six months of 2009, as compared to the same periods in 2008, mainly due to revenue declines described above in our OCIS, Credit Marketing Services and Direct Marketing Services businesses. Our operating expenses generally do not decline at the same rate as our revenue due to a high portion of costs that are fixed rather than variable in the short term. The overall decline in revenue was partially offset by lower personnel costs due to headcount reductions and process efficiencies; lower technology outsourcing costs; and lower royalty costs due to decreases in volume. The decline in USCIS margin from 2008 was also negatively impacted by the increase in revenue from settlement services products which have a lower margin than traditional online database products. Recognizing the continuing impact in 2009 of current economic conditions, management has taken and is continuing to take steps to streamline operations and increase efficiency in order to minimize the negative effect on operating margins of any continued decreases in revenue.

International

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
International	2009	2008	$	%		2009	2008	$	%
	(Dollars in millions)					(Dollars in millions)
Operating revenue:
Europe	$33.0	$46.4	$(13.4)	-29%		$66.0	$94.2	$(28.2)	-30%
Latin America	47.0	61.1	(14.1)	-23%		93.0	114.3	(21.3)	-19%
Canada Consumer	25.2	30.0	(4.8)	-16%		47.0	58.9	(11.9)	-20%

Total operating revenue	$105.2	$137.5	$(32.3)	-24%		$206.0	$267.4	$(61.4)	-23%

% of consolidated revenue	23%	27%				23%	27%
Total operating income	$26.6	$42.0	$(15.4)	-37%		$55.5	$81.6	$(26.1)	-32%
Operating margin	25.3%	30.6%		-5.3%	pts	26.9%	30.5%		-3.6%	pts

        For the second quarter of 2009 and first six months of 2009, as compared to the same periods in 2008, revenue decreased primarily due to the negative impact of foreign currency translation and global economic weakness affecting our international businesses. Local currency fluctuation against the U.S. dollar negatively impacted our International revenue by $21.1 million, or 16%, for the second quarter of 2009 and $48.0 million, or 18%, for the first six months of 2009. In local currency, revenue was down 8% for the second quarter of 2009 and 5% for the first six months of 2009, as compared to the same periods a year ago.

  Europe

        The declines in revenue for the second quarter of 2009 and the first six months of 2009, as compared to the prior year periods, were primarily due to the unfavorable foreign currency impacts of $7.9 million, or 17%, for the second quarter of 2009 and $18.6 million, or 20%, for the first six months of 2009. In local currency, revenue declined 12% for the second quarter of 2009 and 10% for the first six months of 2009, as compared to the same periods in 2008. The local currency declines were due to decreased volume in the U.K. caused by weakness in the U.K. economy affecting customer demand. For the first six months of 2009, the U.K. decline was partially offset by higher volumes and new customers for our online services and new collections products in Spain and Portugal.

  Latin America

        Revenue declined for the second quarter of 2009 and the first six months of 2009, as compared to the prior year periods, primarily due to the unfavorable foreign currency impacts of $9.2 million, or 15%, for the second quarter of 2009 and $20.3 million, or 18%, for the first six months of 2009. In local currency, revenue declined 8% for the second quarter of 2009 and 1% for the first six months of 2009, as compared to the same periods in 2008. The local currency declines were primarily due to lower volumes related to our online solutions, enabling technologies and marketing products, as the negative effects of a weak global economy have now impacted the Latin American countries, prompting some of our customers to decrease their transaction volumes, delay or suspend marketing spend, or migrate to lower priced products in the market.

  Canada Consumer

        The declines in revenue for the second quarter of 2009 and the first six months of 2009, as compared to the prior year periods, were primarily due to unfavorable foreign currency impacts of $4.0 million, or 13%, for the second quarter of 2009 and $9.1 million, or 15%, for the first six months of 2009. In local currency, revenue declined 3% for the second quarter of 2009 and 5% for the first six months of 2009, as compared to the same periods in 2008. The declines in local currency were due to lower volumes related to our online solutions and marketing products due to lower customer volume attributed to economic weakness in Canada.

  International Operating Margin

        Operating margin decreased for the second quarter of 2009 and first six months of 2009, as compared to the same periods in 2008, due to the revenue declines discussed above. Operating expenses decreased 1% for the second quarter of 2009 and were flat for the first six months of 2009, in local currency, when compared to the same periods in 2008.

TALX

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
TALX	2009	2008	$	%		2009	2008	$	%
	(Dollars in millions)					(Dollars in millions)
Operating revenue:
The Work Number	$39.0	$31.7	$7.3	23%		$79.6	$68.0	$11.6	17%
Tax and Talent Management Services	47.0	45.0	2.0	4%		94.3	88.3	6.0	7%

Total operating revenue	$86.0	$76.7	$9.3	12%		$173.9	$156.3	$17.6	11%

% of consolidated revenue	19%	15%				19%	16%
Total operating income	$20.0	$13.6	$6.4	47%		$38.8	$26.3	$12.5	47%
Operating margin	23.2%	17.7%		5.5%	pts	22.3%	16.8%		5.5%	pts

  The Work Number

        Revenue increased in the second quarter of 2009 and first six months of 2009, as compared to the same periods in 2008, due to the increased volume of verifications from mortgage customers, who have increased their usage of our services related to higher mortgage refinancing activity during 2009 and verifications of consumer employment from government service agencies, who use our services to approve benefits to consumers under certain government programs.

  Tax and Talent Management Services

        The increases in revenue during the second quarter of 2009 and first six months of 2009, as compared to the same periods in 2008, resulted from growth in our Tax Management Services business driven primarily by increased unemployment compensation claims activity due to the high levels of unemployment in the U.S. These increases were partially offset by declines in our Talent Management Services business due to reduced volume from the U.S. Transportation Security Administration and other large customers as hiring activity remains slow.

  TALX Operating Margin

        Operating margin increased for the second quarter of 2009 and first six months of 2009, as compared to the same periods in 2008, due to continued revenue growth, while operating expenses grew at a slower rate due to the leveraging of certain fixed operational and overhead costs and certain operating process efficiencies.

North America Personal Solutions

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
North America Personal Solutions	2009	2008	$	%		2009	2008	$	%
	(Dollars in millions)					(Dollars in millions)
Total operating revenue	$37.5	$41.5	$(4.0)	-10%		$75.9	$84.6	$(8.7)	-10%
% of consolidated revenue	8%	8%				8%	8%
Total operating income	$8.0	$10.4	$(2.4)	-23%		$14.0	$21.5	$(7.5)	-35%
Operating margin	21.5%	25.1%		-3.6%	pts	18.4%	25.4%		-7.0%	pts

        Revenue declined for the second quarter of 2009 and first six months of 2009, as compared to the same periods in 2008. Direct to consumer, Equifax-branded subscription service revenue was up 3% for the second quarter of 2009 and 5% for the first six months of 2009, as compared to the prior year periods, as increased new sales and higher average revenue per subscription, reflecting additional features in the Equifax offering, more than offset increased customer attrition as a result of the weaker economy. However, this growth was more than offset by lower transaction sales, as a result of lower levels of new consumer credit activity, and lower corporate data breach revenues. Operating margin declines in the second quarter of 2009 and first six months of 2009, as compared to the prior year periods, resulted from increased advertising expenses, as the Company introduced a 2009 television advertising program in order to increase direct subscription sales.

North America Commercial Solutions

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
North America Commercial Solutions	2009	2008	$	%		2009	2008	$	%
	(Dollars in millions)					(Dollars in millions)
Total operating revenue	$15.7	$17.6	$(1.9)	-11%		$31.5	$34.9	$(3.4)	-9%
% of consolidated revenue	4%	4%				4%	3%
Total operating income	$2.4	$2.8	$(0.4)	-14%		$4.7	$5.4	$(0.7)	-14%
Operating margin	15.4%	16.0%		-0.6%	pts	14.9%	15.6%		-0.7%	pts

        Revenue declined for the second quarter of 2009 and the first six months of 2009, as compared to the prior year periods, primarily due to the unfavorable impact of changes in the U.S.—Canadian foreign exchange rate of $0.9 million, or 6%, for the second quarter of 2009 and $2.1 million, or 6%, for the first six months of 2009. In local currency, revenue declined 5% for the second quarter of 2009 and 3% for the first six months of 2009, as compared to the same periods in 2008. The declines in local currency were due to declines in the U.S. and Canadian risk and marketing service revenues attributed to weakness in the U.S. and Canadian economies, partially offset by increased revenue from our data management products. Online transaction volume for U.S. commercial credit information products decreased 19% for both the second quarter of 2009 and the first six months of 2009, as compared to the prior year periods, due to a slowdown in loan origination to small businesses. The decreases in operating margin for the second quarter of 2009 and first six months of 2009, as compared to the same periods in 2008, were mainly due to the decreases in revenue, partially offset by reduced operating expenses due to lower personnel costs.

General Corporate Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
General Corporate Expense	2009	2008	$	%	2009	2008	$	%
	(Dollars in millions)				(Dollars in millions)
General corporate expense	$24.1	$28.0	$(3.9)	-14%	$52.9	$57.9	$(5.0)	-9%

        Our general corporate expenses are costs that are incurred at the corporate level and include those expenses impacted by corporate direction, such as shared services, administrative, legal, restructuring and equity compensation costs. General corporate expenses decreased for the second quarter of 2009, as compared to the same period in 2008, primarily as a result of reduced legal and professional fees and lower occupancy expense as a result of recording our headquarters building lease as a capital lease during the first quarter of 2009. The decrease for the first six months of 2009, as compared to the same period a year ago, was due to the reasons previously discussed, as well as reduced incentive and equity compensation costs, substantially offset by an $8.4 million restructuring charge recorded during the first quarter of 2009 primarily related to headcount reductions.

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

Sources and Uses of Cash

        Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity. We believe that funds generated from expected results of operations and our credit facilities will be sufficient to finance our anticipated working capital and other cash requirements (such as capital expenditures, interest payments, potential pension funding contributions, dividend payments and stock repurchases, if any) for the foreseeable future. The capital markets turmoil that emerged in late 2008 had an adverse impact on our ability to use commercial paper as a source of funds, although we continued to have access to sufficient liquidity through short-term borrowings under our committed long-term Senior Credit Facility described below under "Credit Facility Availability". Since the beginning of 2009, credit market conditions have improved and we have shifted a greater portion of short-term borrowings to our commercial paper program. In the event that credit market conditions were to deteriorate again, we would rely more heavily on borrowings as needed under the Senior Credit Facility, which does not mature until July 2011. At June 30, 2009, $488.9 million was available to borrow under our Senior Credit Facility. Based on information available to us, we have no indication that the current lenders under our Senior Credit Facility would be unable to fulfill their commitments as of the filing date of this Form 10-Q. Additionally, our Senior Credit Facility does not include a provision under which lenders could refuse to allow us to borrow under this facility in the event of a material adverse change in our financial condition, as long as we are in compliance with the covenants in the agreement.

        If the capital and credit markets continue to experience volatility and the availability of funds becomes more limited, we could incur increased costs associated with borrowings under the Senior Credit Facility and issuing commercial paper or other debt instruments. In addition, it is possible that our ability to access the capital and credit markets may be limited by these or other factors at a time when we would like, or need, to do so, which could have an impact on our ability to react to changing economic and business conditions. See further discussion of our borrowings and credit facility availability below.

        The following table summarizes our cash flows for the six months ended June 30, 2009 and 2008:

			Change
	Six Months Ended June 30,
			2009 vs. 2008
Net cash provided by (used in):	2009	2008	$	%
	(Dollars in millions)
Operating activities	$145.6	$189.6	$(44.0)	-23%
Investing activities	$(32.5)	$(73.8)	$41.3	nm
Financing activities	$(111.0)	$(125.4)	$14.4	nm

nm—not meaningful

Operating Activities

        The decrease in operating cash flow was primarily driven by $22.8 million lower net income described above, a $15.0 million pension payment in 2009 with no similar payment made in 2008 and year to year reductions in operating liabilities, offset by improved accounts receivable collections.

        Fund Transfer Limitations.    The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited, in some cases, by certain restrictions imposed by foreign governments; these restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.

Investing Activities

Capital Expenditures

	Six Months Ended June 30,		Change
			2009 vs. 2008
Net cash used in:	2009	2008
	(In millions)
Capital expenditures	$34.0	$58.4	$(24.4)

        Our capital expenditures are used for developing, enhancing and deploying new and existing software in support of our expanding product set, replacing or adding equipment, updating systems for regulatory compliance, the licensing of software applications and investing in system reliability, security and disaster recovery enhancements. Capital expenditures in 2008 were higher than 2009 due to improvements made to our Atlanta, Georgia, data center infrastructure. We expect capital expenditures in 2009 to be less than 2008 as data center infrastructure improvements are substantially complete.

        On February 27, 2009, we notified the lessor of our headquarters building in Atlanta, Georgia, that we intend to exercise our purchase option in accordance with the lease terms. By making this notification, we have committed to purchase the building for $29.0 million on February 26, 2010. The exercise of our purchase option caused us to account for this lease obligation as a capital lease. We have recorded the building and the related obligation on our Consolidated Balance Sheets at June 30,

2009. For additional information regarding our headquarters building lease, see Note 4 of the Notes to the Consolidated Financial Statements in this Form 10-Q.

Financing Activities

Borrowings and Credit Facility Availability

	Six Months Ended June 30,		Change
			2009 vs. 2008
Net cash provided by (used in):	2009	2008
	(In millions)
Net short-term borrowings (repayments)	$282.4	$(94.9)	$377.3
Net (repayments) borrowings under long-term revolving credit facilities	$(370.0)	$50.0	$(420.0)
Proceeds from issuance of long-term debt	$—	$2.2	$(2.2)
Payments on long-term debt	$(6.5)	$(3.1)	$(3.4)

Credit Facility Availability

        We have an $850.0 million five-year unsecured revolving credit facility, as amended (which we refer to as the Senior Credit Facility), with a group of banks. The Senior Credit Facility, which terminates in July 2011, permits borrowings up to $850.0 million and may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases. We currently intend to renew the Senior Credit Facility on or prior to its maturity date. Due to current tight conditions in the credit markets, we expect to face increased borrowing spreads as well as market trends of higher bank fees in connection with this renewal.

        Our $850.0 million commercial paper program has been established to allow for borrowing through the private placement of commercial paper notes. Maturities of commercial paper can range from overnight to 397 days. The commercial paper program is supported by our Senior Credit Facility and, pursuant to our existing Board of Directors authorization, the total amount of commercial paper which may be issued is reduced by the amount of any outstanding borrowings under our Senior Credit Facility. The proceeds of the commercial paper program may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases.

        In June 2009, we amended our 364-day revolving credit agreement with a Canadian bank (our Canadian Credit Facility), reducing the limit from C$40.0 million to C$20.0 million (denominated in Canadian dollars) and extending its maturity through June 2010.

        At June 30, 2009, $50.0 million was outstanding under the Senior Credit Facility, which is included in long-term debt on our Consolidated Balance Sheet; $4.3 million was outstanding under our short-term Canadian Credit Facility; and $311.1 million principal amount of commercial paper notes was issued and outstanding. The weighted-average interest rate on our commercial paper borrowings, all with maturities less than 90 days, was 1.0% per annum. At June 30, 2009, a total of $501.9 million was available under our committed credit facilities.

        At June 30, 2009, approximately 68% of our debt was fixed-rate debt and 32% was variable-rate debt. Our variable-rate debt, consisting of commercial paper notes and borrowings under our credit facilities, generally bears interest based on a specified margin plus a base rate (LIBOR) or on commercial paper rates. The interest rates reset periodically, depending on the terms of the respective financing arrangements. At June 30, 2009, interest rates on our variable-rate debt ranged from 0.9% to 2.6%.

Borrowing and Repayment Activity

        Net short-term borrowings (repayments) primarily represent activity under our commercial paper program, as well as activity under our Canadian short-term revolving credit agreement. Net (repayments) borrowings under long-term revolving credit facilities relates to activity on our Senior Credit Facility. We alternate borrowing against our Senior Credit Facility and commercial paper program, when available, to optimize the cost of borrowing.

        The increase in net short-term borrowings (repayments) primarily reflects the issuance of $308.1 million of commercial paper notes since December 31, 2008, offset by the repayment of $21.5 million under our Canadian Credit Facility. The increase in net (repayments) borrowings under long-term revolving credit facilities represents the repayment of borrowings outstanding at December 31, 2008, under our Senior Credit Facility as we increased our use of commercial paper to fund our capital needs. During the first quarter of 2009, we purchased $7.5 million principal amount of our outstanding ten-year senior notes due 2017 for $6.3 million.

        Debt Covenants.    A downgrade in our credit ratings (as described below under the heading "Credit Ratings") would increase the cost of borrowings under our commercial paper program and credit facilities, and could limit, or in the case of a significant downgrade, preclude our ability to issue commercial paper. Our outstanding indentures and comparable instruments also contain customary covenants including for example limits on the incurrence of secured debt and sale/leaseback transactions. In addition, our Senior Credit Facility and Canadian Credit Facility each require us to maintain a maximum leverage ratio of not more than 3.5. Our leverage ratio was 1.95 at June 30, 2009. None of these covenants are considered restrictive to our operations and, as of June 30, 2009, we were in compliance with all of our debt covenants.

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

Equity Transactions

	Six Months Ended June 30,		Change
			2009 vs. 2008
Net cash provided by (used in):	2009	2008
	(In millions)
Treasury stock repurchases	$(9.1)	$(81.1)	$72.0
Dividends paid to Equifax shareholders	$(10.1)	$(10.3)	$0.2
Dividends paid to noncontrolling interests	$(2.5)	$(2.8)	$0.3
Proceeds from exercise of stock options	$4.8	$13.5	$(8.7)
Excess tax benefits from stock-based compensation plans	$0.5	$1.6	$(1.1)

        Sources and uses of cash related to equity during the six months ended June 30, 2009 and 2008 were as follows:

  •
  Under share repurchase programs authorized by our Board of Directors, we purchased 0.4 million and 2.2 million common shares on the open market during the six months ended June 30, 2009 and 2008, respectively, for $9.1 million and $81.1 million, respectively, at an average price per common share of $22.87 and $36.34, respectively. At June 30, 2009, the Company had approximately $149.1 million remaining for stock repurchases under the existing Board authorization.

  •
  Our dividends per share were $0.08 per share for both periods presented. We paid cash dividends of $10.1 million and $10.3 million, respectively, for the two periods presented.

  •
  We received cash of $4.8 million and $13.5 million during the first six months of 2009 and 2008, respectively, from the exercise of stock options.

Contractual Obligations, Commercial Commitments and Other Contingencies

        Our contractual obligations have changed materially from those reported in our 2008 Form 10-K as a result of our commitment to exercise an option to purchase our Atlanta headquarters building in 2010 for $29.0 million, as noted above under "Investing Activities—Capital Expenditures".

        For additional information about certain obligations and contingencies, including those related to Computer Sciences Corporation and our headquarters building lease, see Note 4 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Off-Balance Sheet Arrangements

        There have been no material changes with respect to our off-balance sheet arrangements from those presented in our 2008 Form 10-K, except as described in the previous paragraph with respect to our Atlanta headquarters building.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our Consolidated Financial Statements and the Notes to Consolidated Financial Statements. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The "Application of Critical Accounting Policies and Estimates" section in the MD&A and Note 1 of the Notes to Consolidated Financial Statements in our 2008 Form 10-K describe the significant accounting estimates and policies used in the preparation of our Consolidated Financial Statements. There have been no significant changes to the "Application of Critical Accounting Policies and Estimates" as described in our 2008 Form 10-K, except as discussed below. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Goodwill

        We review goodwill and indefinite-lived intangible assets for impairment annually (as of September 30) and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Intangibles", or SFAS 142. These events or circumstances could include a significant change in the business climate, legal factors, operating performance or trends, competition, or sale or disposition of a significant portion of a reporting unit. Since the completion of our acquisition of TALX in May 2007, we have eleven reporting units comprised of Consumer Information Solutions (which includes Mortgage Solutions), Credit Marketing Services, Direct Marketing Services, Europe, Latin America, Canada Consumer, North America Personal Solutions, North America Commercial Solutions, The Work Number, Tax Management Services and Talent Management Services.

        The goodwill balance at December 31, 2008, for our eleven reporting units was as follows:

December 31, 2008
(In millions)
Consumer Information Solutions (including Mortgage Solutions)	$292.5
Credit Marketing Services	233.4
Direct Marketing Services	64.0
Europe	91.6
Latin America	158.3
Canada Consumer	25.4
North America Personal Solutions	1.8
North America Commercial Solutions	36.5
The Work Number	708.9
Tax Management Services	121.6
Talent Management Services	26.0

Total goodwill	$1,760.0

Valuation Techniques

        In determining the fair value of our reporting units, we used a combination of the income and market approaches to estimate the reporting unit's business enterprise value.

        Under the income approach, we calculate the fair value of a reporting unit based on estimated future discounted cash flows which require assumptions about short- and long-term revenue growth rates, operating margins for each reporting unit, discount rates, foreign currency exchange rates and estimates of capital charges. The assumptions we use are based on what we believe a hypothetical marketplace participant would use in estimating fair value. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings for benchmark companies. We believe the benchmark companies used for each of the reporting units serve as an appropriate input for calculating a fair value for the reporting unit as those benchmark companies have similar risks, participate in similar markets, provide similar services for their customers and compete with us directly. The companies we use as benchmarks are outlined in our discussion of Competition in our 2008 Form 10-K, notably Experian Group Limited, The Dun & Bradstreet Corporation, Acxiom Corporation, Harte-Hanks, Inc., et al. Data for the benchmark companies was obtained from publicly available information. Consumer Information Solutions, our largest reporting unit, has benchmark companies that conduct operations of businesses of a similar type and scope. The Work Number and Tax Management Services share benchmark companies, notably ADP and Paychex Inc., as the markets they serve are different than those served by Consumer Information Solutions. A valuation multiple was selected based on a financial benchmarking analysis that compared the reporting unit's operating result with the comparable companies' information. In addition to these financial considerations, qualitative factors such as variations in growth opportunities and overall risk among the benchmark companies were considered in the ultimate selection of the multiple.

        The values separately derived from each of the income and market approach valuation techniques were used to develop an overall estimate of a reporting unit's fair value. We use a consistent approach across all reporting units when considering the weight of the income and market approaches for calculating the fair value of each of our reporting units. This approach relies more heavily on the calculated fair value derived from the income approach, with 70% of the value coming from the income approach. We believe this approach is consistent with that of a market participant in valuing prospective purchase business combinations. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value.

        We have not made any material changes to the accounting methodology we use to assess goodwill impairment since the date of the last annual impairment test.

Growth Assumptions

        The assumptions for our future cash flows begin with our historical operating performance, the details of which are described in our Management's Discussion & Analysis of operating performance. Additionally, we consider the impact that known economic, industry and market trends (for example, the impact that reduced consumer credit origination in the United States throughout 2008) will have on our future forecasts, as well as the impact that we expect from planned business initiatives including new product initiatives, client service and retention standards, and cost management programs. At the end of the forecast period, the long-term growth rate we used to determine the terminal value of each reporting unit was generally 3% in 2008 based on management's assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations such as GDP, inflation and the maturity of the markets we serve.

        As a result of the economic downturn experienced in 2008, and the resultant decline in revenue experienced in certain of our business units, in completing our 2008 annual impairment testing at September 30, 2008, and subsequent update at December 31, 2008, we projected 2009 revenue and cash flow to be lower than 2008 levels for the majority of our reporting units, including our Consumer Information Solutions and Credit Marketing Services reporting units, which have been significantly impacted by the reduced volume of credit origination in the United States. For reporting units where revenue and cash flow growth was anticipated to grow in 2009, including The Work Number and Tax Management Services, our forecast was based on the prevailing trends exhibited by these units as a result of continued demand for employment verification services and unemployment claims management. Although we forecasted modest growth for our Latin American reporting unit, that growth was significantly less than the double-digit revenue growth exhibited in the four most recent fiscal years. Our 2008 long-term forecast was significantly lower in the aggregate than the long-term forecast that was developed in 2007. Our 2008 long-term forecast did not anticipate meaningful recovery of the global economy until 2010. Although we do not expect consolidated revenue or cash flow to improve meaningfully until 2010, we have taken cost containment actions to help maintain operating margins for our reporting units during 2008 and 2009.

Discount Rate Assumptions

        We utilize a weighted average cost of capital, or WACC, in our impairment analysis that makes assumptions about the capital structure that we believe a market participant would make and include a risk premium based on an assessment of risks related to the projected cash flows of each reporting unit. We believe this approach yields a discount rate that is consistent with an implied rate of return that an independent investor or market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed. To calculate the WACC, the cost of equity and cost of debt are multiplied by the assumed capital structure of the reporting unit as compared to industry trends and benchmark company structures. The cost of equity was computed using the Capital Asset Pricing Model which considers the risk-free interest rate, beta, equity risk premium and specific company risk premium related to a particular reporting unit. The cost of debt was computed using a benchmark rate, incremental interest spread for a company of our risk and credit rating, and the Company's tax rate. For the 2008 annual goodwill impairment evaluation, the discount rates used to develop the estimated fair value of the reporting units ranged from 9% to 17%. Because of assigned market premiums, discount rates are lowest for reporting units, such as Consumer Information Solutions and Credit Marketing Services, whose cash flows are expected to be less volatile due to the maturity of the market they serve, their position in that market and other macroeconomic factors. Where there is somewhat less certainty in the expected cash flows of a reporting unit, due to the rate of expansion or growth in its market, such as The Work Number and Tax Management, but where the units are among the leaders in their respective industries and serve customers in a more stable geographic market, we have selected somewhat higher discount rates within the range indicated above, as there is more inherent risk to the expected cash flows of that unit than those at the bottom end of the range. Where there is the greatest volatility of cash flows due to competition, or participation in less stable geographic markets than the United States, such as our Latin America reporting unit, the discount rate selected is in the higher portion of the range as there is more inherent risk in the expected cash flows of that reporting unit.

Estimated Fair Value and Sensitivities

        The estimated fair value of each reporting unit is derived from the valuation techniques described above, incorporating the related projections and assumptions. An indication of possible impairment occurs when the estimated fair value of the reporting unit is below the carrying value of its equity. As of September 30, 2008, the estimated fair value of each reporting unit exceeded its carrying value.

        As a result of the significant deterioration of the U.S. economy during the fourth quarter of 2008 and the finalization of our 2009 annual budget, in January 2009, we reviewed the assumptions used to conduct the 2008 annual impairment testing as of September 30 to ensure that our assumptions were consistent with our future expectations. As a result, we concluded that the significant deterioration in the U.S. economy caused a triggering event, as defined by SFAS 142, and we updated our analysis of goodwill impairment at December 31, 2008. We concluded and disclosed in our 2008 Form 10-K that the estimated fair value of each reporting unit exceeded its carrying value at December 31, 2008.

        The estimated fair value of the reporting unit is highly sensitive to changes in these projections and assumptions; therefore, in some instances changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. For example, an increase in the discount rate and decline in the cumulative cash flow projections of a reporting unit could cause the fair value of certain reporting units to be below its carrying value. We perform sensitivity analyses around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values. Ultimately, future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. The excess of fair value over carrying value for each of the Company's reporting units as of December 31, 2008, ranged from approximately $30 million to over $1 billion. We evaluate the sensitivity of the fair value calculations on the goodwill impairment test. For our reporting units having a significant amount of goodwill, only The Work Number, at 44%, has an estimated fair value excess over carrying value less than 100%. The calculated percentage excess is less than our other reporting units, in part, due to the fact that The Work Number was recently acquired as part of our acquisition of TALX Corporation on May 15, 2007. As described as part of the discussion of Results of Operations included in Management's Discussion and Analysis in this Form 10-Q and our 2008 Form 10-K, The Work Number revenues have grown at a double-digit compound annual growth rate since the date of acquisition. The actual growth rate for The Work Number would have to decline to a compounded rate of 2% growth, with all other factors held constant, for the fair value to drop below its carrying value. In this situation we would have to compare the carrying value of goodwill to the implied fair value of goodwill to determine if a goodwill impairment charge would become necessary.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For information regarding our exposure to certain market risks, see "Quantitative and Qualitative Disclosures about Market Risk," in Part II, Item 7A of our 2008 Form 10-K. There were no material changes to our market risk exposure during the six months ended June 30, 2009.

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

        California Bankruptcy Litigation.    In consolidated actions filed in the U.S. District Court for the Central District of California, captioned Terri N. White, et al. v. Equifax Information Services LLC, Jose Hernandez v. Equifax Information Services LLC, Kathryn L. Pike v. Equifax Information Services LLC, and Jose L. Acosta, Jr., et al. v. Trans Union LLC, et al., plaintiffs asserted that Equifax violated federal and state law (the FCRA, the California Credit Reporting Act and the California Unfair Competition Law) by failing to follow reasonable procedures to determine whether credit accounts are discharged in bankruptcy, including the method for updating the status of an account following a bankruptcy discharge. On August 20, 2008, the District Court approved a Settlement Agreement and Release providing for certain changes in the procedures used by defendants to record discharges in bankruptcy on consumer credit files. That settlement resolved claims for injunctive relief, but not plaintiffs' claims for damages. On May 7, 2009, the District Court issued an order preliminarily approving an agreement to settle remaining class claims. Certain plaintiffs filed a motion to reconsider the preliminary approval order, which motion was denied by the District Court on June 9, 2009. The class settlement process is proceeding.

        Harris Litigation.    In an action filed June 15, 2006 in the U.S. District Court for the District of South Carolina, captioned William A. Harris, Sr., et al. v. Equifax Information Services LLC, et al., plaintiffs asserted that Equifax, Experian and TransUnion violated the Fair Credit Reporting Act by reporting tradeline information from Capital One that did not contain credit limit information. On May 30, 2008, the District Court denied plaintiffs' motion for certification of a nationwide class action, but certified a class consisting of certain consumers residing in five southeastern states. On June 30, 2009, the District Court granted defendants' motions for summary judgment and entered judgment in favor of all defendants.

        Gillespie Litigation.    In an action filed January 10, 2005 in the U.S. District Court for the Northern District of Illinois, captioned Heather Gillespie, et al. v. Equifax Information Services LLC, plaintiffs asserted on behalf of themselves and all similarly situated individuals that Equifax violated the Fair Credit Reporting Act by failing to clearly and accurately disclose the date of first delinquency in consumer credit file disclosures. On March 9, 2006, the District Court granted Equifax's motion for summary judgment on all claims, and denied plaintiffs' motion for class certification as moot. Plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit, which in May 2007, reversed the grant of summary judgment in favor of Equifax and remanded the case to the District Court for further proceedings. On October 15, 2008, the District Court granted plaintiffs' motion for certification of a class action consisting of certain consumers who resided in New Jersey or North Carolina during the class period. On December 1, 2008, the District Court denied Equifax's motion to file an immediate appeal of the District Court's denial of Equifax's motion for summary judgment and review of the class action order. The class seeks statutory and punitive damages and attorneys' fees. On July 14, 2009, the parties agreed to a tentative settlement of all claims, subject to approval of the District Court.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table contains information with respect to purchases made by or on behalf of Equifax or any "affiliated purchaser" (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our second quarter ended June 30, 2009:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(3)
March 31, 2009				$149,086,930
April 1 - April 30, 2009	21,121	$—	—	$149,086,930
May 1 - May 31, 2009	3,367	$—	—	$149,086,930
June 1 - June 30, 2009	—	$—	—	$149,086,930

Total	24,488	$—	—	$149,086,930

(1)
The total number of shares purchased includes: (a) shares purchased pursuant to our publicly-announced share repurchase program, or Program; and (b) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 21,121 shares for the month of April 2009, 3,367 shares for the month of May 2009, and zero shares for the month of June 2009.

(2)
Average price paid per share for shares purchased as part of our Program (includes brokerage commissions).

(3)
At June 30, 2009, the amount authorized for future share repurchases under the Program was $149.1 million. The Program does not have a stated expiration date.

Dividend and Share Repurchase Restrictions

        Our Senior Credit Facility restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if a default or event of default exists or would result, according to the terms of the credit agreement.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We held our 2009 annual meeting of shareholders on May 8, 2009. A brief description of each proposal and the voting results follow:

1.
A company proposal to elect three directors for a three-year term expiring at the annual meeting of shareholders to be held in 2012.

Nominee	Shares Voted For	Shares Withheld
Mark L. Feidler	73,778,089	41,184,092
John A. McKinley	113,539,676	1,422,505
Richard F. Smith	95,477,262	19,484,919

        There were no broker non-votes for the election of the three directors.

  Those directors whose terms of office continued were as follows: William W. Canfield, James E. Copeland, Jr., Robert D. Daleo, Walter W. Driver, Jr., L. Phillip Humann, Siri S. Marshall and Mark B. Templeton.

2.
Results of other matters submitted to a vote were:

  Proposal to ratify the selection of Ernst & Young LLP as Equifax's independent registered public accounting firm for the year 2009.

For	Against	Abstain	Broker Non-vote
106,759,020	8,053,981	150,679	—

  Proposal to amend the Articles of Incorporation and Bylaws to declassify the Board of Directors.

For	Against	Abstain	Broker Non-vote
113,707,966	628,420	627,293	—

  Proposal to amend the Articles of Incorporation to provide for majority voting in uncontested director elections.

For	Against	Abstain	Broker Non-vote
111,064,503	3,581,523	317,652	—

        All three nominated directors were elected, the appointment of the independent auditors was ratified, and management proposals providing for the declassification of the board of directors (annual elections of directors) and majority voting for directors in uncontested elections were approved.

ITEM 6.    EXHIBITS

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

EQUIFAX INC. (Registrant)
Date: July 29, 2009	By:	/s/ RICHARD F. SMITH Richard F. Smith Chairman and Chief Executive Officer (Principal Executive Officer)
Date: July 29, 2009		/s/ LEE ADREAN Lee Adrean Corporate Vice President and Chief Financial Officer (Principal Financial Officer)
Date: July 29, 2009		/s/ NUALA M. KING Nuala M. King Senior Vice President and Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.