Form 10-Q
period 2009-09-30
EQUIFAX INC
filed 2009-10-28
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR
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

        On October 16, 2009, there were 126,471,445 shares of the registrant's common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2009

FORWARD-LOOKING STATEMENTS

        This report contains information that may constitute "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will," "may" and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to future operating results, are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, "Item 1A. Risk Factors," and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2008, and those described from time to time in our future reports filed with the Securities and Exchange Commission. As a result of such risks and uncertainties, we urge you not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,
	2009	2008
(In millions, except per share amounts)	(Unaudited)
Operating revenue	$451.9	$484.1

Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	190.3	197.0
Selling, general and administrative expenses	115.7	138.5
Depreciation and amortization	39.6	41.4

Total operating expenses	345.6	376.9

Operating income	106.3	107.2
Interest expense	(14.1)	(16.9)
Other income, net	0.2	1.5

Consolidated income before income taxes	92.4	91.8
Provision for income taxes	(31.0)	(18.0)

Consolidated net income	61.4	73.8
Less: Net income attributable to noncontrolling interests	(1.7)	(1.5)

Net income attributable to Equifax	$59.7	$72.3

Basic earnings per common share	$0.47	$0.57

Weighted-average shares used in computing basic earnings per share	126.4	127.5

Diluted earnings per common share	$0.47	$0.56

Weighted-average shares used in computing diluted earnings per share	128.0	129.8

Dividends per common share	$0.04	$0.04

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended September 30,
	2009	2008
(In millions, except per share amounts)	(Unaudited)
Operating revenue	$1,360.2	$1,489.1

Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	571.7	607.6
Selling, general and administrative expenses	355.4	403.1
Depreciation and amortization	116.9	117.3

Total operating expenses	1,044.0	1,128.0

Operating income	316.2	361.1
Interest expense	(42.9)	(53.9)
Other income, net	5.7	2.7

Consolidated income before income taxes	279.0	309.9
Provision for income taxes	(100.4)	(96.1)

Consolidated net income	178.6	213.8
Less: Net income attributable to noncontrolling interests	(4.9)	(5.0)

Net income attributable to Equifax	$173.7	$208.8

Basic earnings per common share	$1.38	$1.62

Weighted-average shares used in computing basic earnings per share	126.3	128.7

Diluted earnings per common share	$1.36	$1.59

Weighted-average shares used in computing diluted earnings per share	127.8	131.1

Dividends per common share	$0.12	$0.12

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
(In millions, except par values)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$77.7	$58.2
Trade accounts receivable, net of allowance for doubtful accounts of $15.6 and $14.5 at September 30, 2009 and December 31, 2008, respectively	251.7	253.4
Prepaid expenses	39.6	22.9
Other current assets	16.6	19.3

Total current assets	385.6	353.8

Property and equipment:
Capitalized internal-use software and system costs	304.8	313.9
Data processing equipment and furniture	180.0	176.6
Land, buildings and improvements	164.8	124.0

Total property and equipment	649.6	614.5
Less accumulated depreciation and amortization	(333.5)	(328.2)

Total property and equipment, net	316.1	286.3

Goodwill	1,813.9	1,760.0
Indefinite-lived intangible assets	95.4	95.1
Purchased intangible assets, net	626.1	682.2
Other assets, net	89.4	82.9

Total assets	$3,326.5	$3,260.3

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities	$299.7	$31.9
Capitalized lease obligation	29.0	—
Accounts payable	25.6	29.9
Accrued expenses	51.0	57.6
Accrued salaries and bonuses	51.4	54.2
Deferred revenue	59.4	65.7
Other current liabilities	62.6	78.7

Total current liabilities	578.7	318.0
Long-term debt	740.4	1,187.4
Deferred income tax liabilities, net	248.7	215.3
Long-term pension and other postretirement benefit liabilities	139.9	166.0
Other long-term liabilities	55.3	50.1

Total liabilities	1,763.0	1,936.8

Commitments and Contingencies (see Note 5)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares—10.0; Issued shares—none	—	—
Common stock, $1.25 par value: Authorized shares—300.0; Issued shares—189.3 and 189.2 at September 30, 2009 and December 31, 2008, respectively; Outstanding shares—126.4 and 126.3 at September 30, 2009 and December 31, 2008, respectively	236.6	236.5
Paid-in capital	1,088.4	1,075.2
Retained earnings	2,439.2	2,281.0
Accumulated other comprehensive loss	(317.7)	(390.6)
Treasury stock, at cost, 60.2 shares and 59.7 shares at September 30, 2009 and December 31, 2008, respectively	(1,848.9)	(1,837.9)
Stock held by employee benefits trusts, at cost, 2.7 shares and 3.2 shares at September 30, 2009 and December 31, 2008, respectively	(46.9)	(51.8)

Total Equifax shareholders' equity	1,550.7	1,312.4
Noncontrolling interests	12.8	11.1

Total equity	1,563.5	1,323.5

Total liabilities and equity	$3,326.5	$3,260.3

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2009	2008
(In millions)	(Unaudited)
Operating activities:
Consolidated net income	$178.6	$213.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116.9	117.3
Stock-based compensation expense	13.5	15.9
Tax effects of stock-based compensation plans	0.1	2.9
Excess tax benefits from stock-based compensation plans	(0.5)	(1.9)
Deferred income taxes	24.6	(14.6)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	11.8	15.9
Prepaid expenses and other current assets	(13.0)	0.2
Other assets	(4.3)	(4.7)
Current liabilities, excluding debt	(46.4)	(8.7)
Other long-term liabilities, excluding debt	(12.5)	(8.0)

Cash provided by operating activities	268.8	328.1

Investing activities:
Capital expenditures	(51.2)	(89.3)
Dividends from (investment in) unconsolidated affiliates	1.8	(4.4)
Acquisitions, net of cash acquired	(3.5)	(17.8)

Cash used in investing activities	(52.9)	(111.5)

Financing activities:
Net short-term borrowings (repayments)	247.5	(165.9)
Net (repayments) borrowings under long-term revolving credit facilities	(420.0)	90.0
Proceeds from issuance of long-term debt	—	2.2
Payments on long-term debt	(6.6)	(3.3)
Treasury stock purchases	(9.1)	(143.9)
Dividends paid to Equifax shareholders	(15.1)	(15.4)
Dividends paid to noncontrolling interests	(3.3)	(3.3)
Proceeds from exercise of stock options	5.9	14.1
Excess tax benefits from stock-based compensation plans	0.5	1.9
Other	(0.9)	(0.8)

Cash used in financing activities	(201.1)	(224.4)

Effect of foreign currency exchange rates on cash and cash equivalents	4.7	(4.8)

Increase (decrease) in cash and cash equivalents	19.5	(12.6)
Cash and cash equivalents, beginning of period	58.2	81.6

Cash and cash equivalents, end of period	$77.7	$69.0

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2009

(Unaudited)

	Equifax Shareholders
	Common Stock						Stock Held By Employee Benefits Trusts
					Accumulated Other Comprehensive Loss
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2008	126.3	$236.5	$1,075.2	$2,281.0	$(390.6)	$(1,837.9)	$(51.8)	$11.1	$1,323.5
Net income	—	—	—	173.7	—	—	—	4.9	178.6
Other comprehensive income	—	—	—	—	72.9	—	—	0.1	73.0
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.5	0.1	1.1	—	—	(1.9)	4.9	—	4.2
Treasury stock purchased under share repurchase program ($22.87 per share)*	(0.4)	—	—	—	—	(9.1)	—	—	(9.1)
Cash dividends ($0.12 per share)	—	—	—	(15.5)	—	—	—	—	(15.5)
Dividends paid to employee benefits trusts	—	—	0.4	—	—	—	—	—	0.4
Stock-based compensation expense	—	—	13.5	—	—	—	—	—	13.5
Tax effects of stock-based compensation plans	—	—	0.1	—	—	—	—	—	0.1
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(3.3)	(3.3)
Other	—	—	(1.9)	—	—	—	—	—	(1.9)

Balance, September 30, 2009	126.4	$236.6	$1,088.4	$2,439.2	$(317.7)	$(1,848.9)	$(46.9)	$12.8	$1,563.5

*
At September 30, 2009, $149.1 million was authorized for future purchases of common stock under our share repurchase authorization.

Accumulated Other Comprehensive Loss consists of the following components:

	September 30, 2009	December 31, 2008
	(In millions)
Foreign currency translation	$(111.1)	$(178.4)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $116.7 and $119.2 at September 30, 2009 and December 31, 2008, respectively	(203.6)	(208.5)
Cash flow hedging transactions, net of tax of $1.9 and $2.1 at September 30, 2009 and December 31, 2008, respectively	(3.0)	(3.7)

Accumulated other comprehensive loss	$(317.7)	$(390.6)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME (Continued)

For the Nine Months Ended September 30, 2009

(Unaudited)

Comprehensive Income is as follows:

	Three Months Ended September 30,
	2009			2008
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$59.7	$1.7	$61.4	$72.3	$1.5	$73.8
Other comprehensive income:
Foreign currency translation adjustment	13.5	0.2	13.7	(56.0)	(0.3)	(56.3)
Recognition of prior service cost and actuarial gains (losses) related to our pension and other postretirement benefit plans	1.7	—	1.7	1.4	—	1.4
Change in cumulative loss from cash flow hedging transactions	0.3	—	0.3	0.1	—	0.1

Comprehensive income	$75.2	$1.9	$77.1	$17.8	$1.2	$19.0

	Nine Months Ended September 30,
	2009			2008
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$173.7	$4.9	$178.6	$208.8	$5.0	$213.8
Other comprehensive income:
Foreign currency translation adjustment	67.3	0.1	67.4	(47.4)	(0.1)	(47.5)
Recognition of prior service cost and actuarial gains (losses) related to our pension and other postretirement benefit plans	4.9	—	4.9	3.9	—	3.9
Change in cumulative loss from cash flow hedging transactions	0.7	—	0.7	0.3	—	0.3

Comprehensive income	$246.6	$5.0	$251.6	$165.6	$4.9	$170.5

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2009

        As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Operations.    We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of September 30, 2009, we operated in the following countries: Argentina, Brazil, Canada, Chile, Ecuador, El Salvador, Honduras, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We maintain support operations in Costa Rica and the Republic of Ireland. We also own an equity interest in a consumer credit information company located in Russia.

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

        Basis of Presentation.    The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, the instructions to Form 10-Q and applicable sections of Regulation S-X. To understand our complete financial position and results, as defined by GAAP, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2008, or 2008 Form 10-K.

        Our unaudited Consolidated Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods presented. Certain prior year amounts have been reclassified to conform to current year presentation, including selling, general and administrative expense of $3.3 million and $10.1 million for the three and nine months ending September 30, 2008, which was reclassified to cost of services. The effect of these reclassifications was not material.

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

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

amounts used in both our basic and diluted EPS calculations are the same. A reconciliation of the weighted-average outstanding shares used in the two calculations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions)
Weighted-average shares outstanding (basic)	126.4	127.5	126.3	128.7
Effect of dilutive securities:
Stock equivalents	1.4	2.2	1.3	2.3
Long-term incentive plans	0.2	0.1	0.2	0.1

Weighted-average shares outstanding (diluted)	128.0	129.8	127.8	131.1

        For the three and nine months ended September 30, 2009, 3.5 million and 3.3 million stock options, respectively, were anti-dilutive and therefore excluded from this calculation. For the three and nine months ended September 30, 2008, 1.8 million and 1.6 million stock options, respectively, were anti-dilutive and therefore excluded from this calculation.

        Fair Value Measurements.    Fair value is determined based on the assumptions marketplace participants use in pricing the asset or liability. We use a three level fair value hierarchy to prioritize the inputs used in valuation techniques between observable inputs that reflect quoted prices in active markets, inputs other than quoted prices with observable market data and unobservable data (e.g., a company's own data). The adoption of fair value guidance for nonfinancial assets and nonfinancial liabilities on January 1, 2009 did not have a material impact on our Consolidated Financial Statements.

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

        We entered into interest rate lock agreements in conjunction with our sale of ten- and thirty-year Senior Notes. These cash flow hedges were settled on June 25 and June 26, 2007, the respective dates the ten- and thirty-year Senior Notes were sold, requiring payment of $1.9 million and $3.0 million, respectively. The impact of these settlements has been recorded in other comprehensive income and is amortized with interest expense over the respective terms of the Senior Notes. Our inventory of

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

derivatives at September 30, 2009, consisted of an interest rate swap and a forward purchase contract, with an aggregate notional amount of 0.4 million euros, to hedge the exposure of certain firm commitments of our U.K. subsidiary that are denominated in euros. The fair value liability of our unsettled derivatives was not material at September 30, 2009.

        Financial Instruments.    Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using quoted market prices for publicly traded instruments, and for non-publicly traded instruments through valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk. As of September 30, 2009, the fair value of our fixed-rate debt was $769.4 million, compared to its carrying value of $756.2 million.

        Recent Accounting Pronouncements.    In December 2007, the FASB issued guidance which established accounting and reporting standards for noncontrolling interests and for the deconsolidation of a subsidiary. This guidance was effective prospectively, except for certain retrospective disclosure requirements. Our adoption of this guidance on January 1, 2009, did not have a material impact on our Consolidated Financial Statements.

        In May 2009, the FASB issued guidance which established standards for accounting and disclosure of events that occur after the balance sheet date, but before financial statements are issued. This guidance was effective for interim and annual periods ending after June 15, 2009. Our adoption did not have a material impact on our Consolidated Financial Statements. We evaluated subsequent events occurring through October 28, 2009, which is the date our financial statements were issued.

        In June 2009, the FASB amended the consolidation guidance for variable-interest entities and expanded disclosure requirements. We are required to adopt the new guidance on January 1, 2010. We are currently evaluating the impact of adoption on our Consolidated Financial Statements.

        In September 2009, the FASB issued guidance regarding using the net asset value per share to estimate the fair value of alternative investments. This guidance is effective for interim and annual periods ending after December 15, 2009. We are currently evaluating the impact of adoption on our Consolidated Financial Statements, which could affect the accounting for assets held by our pension plans.

        In October 2009, the FASB issued revenue guidance for multiple-deliverable arrangements which addresses how to separate deliverables and how to measure and allocate arrangement consideration. This guidance requires vendors to develop the best estimate of selling price for each deliverable and to allocate arrangement consideration using this selling price. The guidance is effective prospectively for revenue arrangements entered into or materially modified in annual periods beginning after June 15, 2010. We are currently evaluating the impact of adoption on our Consolidated Financial Statements.

        For additional information about recent accounting pronouncements adopted or pending adoption, see Note 1 of the Notes to Consolidated Financial Statements in our 2008 Form 10-K.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2009

2. ACQUISITION

        On August 12, 2009, in order to enhance our Mortgage Solutions business market share, we acquired certain assets and specified liabilities of a small mortgage credit reporting reseller for cash consideration of $3.7 million. The results of this acquisition will be reported in our U.S. Consumer Information Solutions segment subsequent to the acquisition date.

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

        Our 2009 annual impairment test was completed during the third quarter of 2009. The fair value estimates for our reporting units were determined using a combination of the income and market approaches in accordance with the Company's methodology as discussed in the "Application of Critical Accounting Policies" section in this Form 10-Q. The estimated fair value for all reporting units exceeded the carrying value of these units as of September 30, 2009. As a result, no goodwill impairment was recorded. Changes in the amount of goodwill for the nine months ended September 30, 2009, are as follows:

	U.S. Consumer Information Solutions	International	TALX	North America Personal Solutions	North America Commercial Solutions	Total
	(In millions)
Balance, December 31, 2008	$589.9	$275.3	$856.5	$1.8	$36.5	$1,760.0
Acquisitions	1.2	—	—	—	—	1.2
Purchase price adjustment	(0.4)	0.2	—	—	—	(0.2)
Foreign currency translation	—	52.4	—	—	0.6	53.0
Tax benefits of stock options exercised	—	—	(0.1)	—	—	(0.1)

Balance, September 30, 2009	$590.7	$327.9	$856.4	$1.8	$37.1	$1,813.9

        Indefinite-Lived Intangible Assets.    Indefinite-lived intangible assets consist of contractual/territorial rights representing the estimated fair value of rights to operate in certain territories acquired through the purchase of independent credit reporting agencies in the U.S. and Canada. Our contractual/territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. Our 2009 annual impairment test completed during the third quarter of 2009 resulted in no impairment of indefinite-lived intangible assets.

        Purchased Intangible Assets.    Purchased intangible assets represent the estimated fair value of acquired intangible assets used in our business. Purchased data files represent the estimated fair value

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2009

3. GOODWILL AND INTANGIBLE ASSETS (Continued)

of consumer credit files acquired primarily through the purchase of independent credit reporting agencies in the U.S. and Canada. We expense the cost of modifying and updating credit files in the period such costs are incurred. We amortize purchased data files, which primarily consist of acquired consumer credit files, on a straight-line basis. All of our other purchased intangible assets are also amortized on a straight-line basis. For additional information about the useful lives related to our purchased intangible assets, see Note 1 of the Notes to Consolidated Financial Statements in our 2008 Form 10-K.

        Purchased intangible assets at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009			December 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In millions)
Definite-lived intangible assets:
Purchased data files	$371.8	$(234.1)	$137.7	$375.3	$(225.7)	$149.6
Acquired software and technology	63.2	(34.0)	29.2	72.2	(34.2)	38.0
Customer relationships	427.9	(63.4)	364.5	426.1	(43.8)	382.3
Proprietary database	117.6	(46.9)	70.7	117.6	(32.0)	85.6
Non-compete agreements	1.1	(0.4)	0.7	6.6	(5.7)	0.9
Trade names and other intangible assets	30.5	(7.2)	23.3	34.1	(8.3)	25.8

Total definite-lived intangible assets	$1,012.1	$(386.0)	$626.1	$1,031.9	$(349.7)	$682.2

        Amortization expense related to purchased intangible assets was $21.4 million and $21.8 million during the three months ended September 30, 2009 and 2008, respectively. Amortization expense related to purchased intangible assets was $63.7 million and $65.4 million during the nine months ended September 30, 2009 and 2008, respectively.

        Estimated future amortization expense related to definite-lived purchased intangible assets at September 30, 2009 is as follows:

Years ending December 31,	Amount
(In millions)
2009 (Remaining as of September 30, 2009)	$21.3
2010	84.6
2011	78.5
2012	73.5
2013	55.3
Thereafter	312.9

$626.1

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2009

4. DEBT

        Debt outstanding at September 30, 2009 and December 31, 2008 was as follows:

	September 30, 2009	December 31, 2008
	(In millions)
Commercial paper, weighted-average rate of 0.7% and 2.1% in 2009 and 2008, respectively	$280.7	$3.0
Borrowings under Canadian short-term revolving credit facility, weighted-average rate of 3.5% in 2008	—	25.8
Notes, 4.25%, due May 2012	7.6	10.1
Notes, 7.34%, due May 2014	75.0	75.0
Notes, 6.30%, due July 2017	272.5	280.0
Debentures, 6.90%, due July 2028	150.0	150.0
Notes, 7.00%, due July 2037	250.0	250.0
Borrowings under long-term revolving credit facilities, weighted-average rate of 2.8% in 2008	—	420.0
Capitalized lease obligation	29.0	—
Other	3.2	3.4

Total debt	1,068.0	1,217.3
Less short-term debt and current maturities	(299.7)	(31.9)
Less capitalized lease obligation	(29.0)	—
Less unamortized discounts	(2.0)	(2.1)
Plus fair value adjustment	3.1	4.1

Total long-term debt, net	$740.4	$1,187.4

        Senior Credit Facility.    We are party to an $850.0 million senior unsecured revolving credit facility, which we refer to as the Senior Credit Facility, with a group of financial institutions. Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Senior Credit Facility is scheduled to expire in July 2011. Availability of the Senior Credit Facility for borrowings is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding principal amount of our commercial paper notes. As of September 30, 2009, there were no outstanding borrowings under the Senior Credit Facility, and $566.7 million was available for borrowings under this facility.

        Commercial Paper Program.    Our $850.0 million commercial paper program has been established through the private placement of commercial paper notes from time-to-time. Maturities of commercial paper can range from overnight to 397 days. The commercial paper program is supported by our Senior Credit Facility and, pursuant to our existing Board of Directors authorization, the total amount of commercial paper which may be issued is reduced by the amount of any outstanding borrowings under our Senior Credit Facility. At September 30, 2009, $280.7 million in commercial paper notes was outstanding, all with maturities of less than 90 days.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2009

4. DEBT (Continued)

        Canadian Credit Facility.    We are a party to a credit agreement with a Canadian financial institution that provides for a C$20.0 million (denominated in Canadian dollars), 364-day revolving credit agreement. In June 2009, we amended our agreement, reducing the limit from C$40.0 million to C$20.0 million and extending the maturity through June 2010. At September 30, 2009, there were no outstanding borrowings under this facility.

        For additional information about our debt agreements, see Note 4 of the Notes to Consolidated Financial Statements in our 2008 Form 10-K.

5. COMMITMENTS AND CONTINGENCIES

        Headquarters Building Lease.    On February 27, 2009, we notified the lessor of our headquarters building in Atlanta, Georgia, that we intend to exercise our purchase option in accordance with the lease terms. Under the terms of the $29.0 million synthetic lease for this facility, which commenced in 1998 and expires in March 2010, we guaranteed the residual value of the building at the end of the lease. We were responsible for any shortfall of sales proceeds, up to a maximum amount of $23.2 million, which equaled 80% of the value of the property at the beginning of the lease term. A residual guarantee value of $1.9 million was recorded related to this contingency.

        By making notification of our intent to purchase, we have committed to purchase the building for $29.0 million on February 26, 2010. The exercise of our purchase option caused us to account for this lease obligation as a capital lease. We have recorded the building and the related obligation on our Consolidated Balance Sheets at September 30, 2009, based on the difference between the purchase price and our residual guarantee of fair value, or $27.1 million.

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

        During the first quarter of 2009, we amended our data processing outsourcing agreement with IBM. The amended agreement extends the term six months through December 2013 and allows for a reduction in the scope of services provided by IBM, as well as financial savings to the Company. Under this agreement (which covers our operations in North America, Europe, Brazil and Chile), we have outsourced our mainframe and midrange operations, help desk service and desktop support functions, and the operation of our voice and data networks. The scope of such services varies by location. The estimated future minimum contractual obligation under the revised agreement is approximately $166 million for the remaining term, with no individual year's minimum expected to exceed

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2009

5. COMMITMENTS AND CONTINGENCIES (Continued)

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

        Guarantees and General Indemnifications.    We may issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit is not material at September 30, 2009, and all have a maturity of one year or less. The maximum potential future payments we could be required to make under the guarantees is not material at September 30, 2009.

        We have agreed to standard indemnification clauses in many of our lease agreements for office space, covering such things as tort, environmental and other liabilities that arise out of or relate to our use or occupancy of the leased premises. Certain of our credit agreements include provisions which require us to make payments to preserve an expected economic return to the lenders if that economic return is diminished due to certain changes in law or regulations. In conjunction with certain transactions, such as sales or purchases of operating assets or services in the ordinary course of business, or the disposition of certain assets or businesses, we sometimes provide routine indemnifications, the terms of which range in duration and sometimes are not limited. We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to indemnifications on our Consolidated Balance Sheets at September 30, 2009 or December 31, 2008.

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

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2009

5. COMMITMENTS AND CONTINGENCIES (Continued)

        During 2006, we recorded a $4.0 million, pretax, loss contingency ($2.5 million, net of tax) associated with certain litigation matters within our U.S. Consumer Information Solutions, or USCIS, operating segment on our Consolidated Balance Sheet. In May 2009, we entered into a preliminary settlement which, net of insurance, required less than the full amount reserved. We also entered into settlement discussions on another class action litigation matter within our USCIS operating segment during the second quarter of 2009 and recorded a loss contingency in selling, general and administrative expense on our Consolidated Balance Sheet for the estimated amount of our liability. In July 2009, we reached a tentative settlement of this matter for an amount consistent with our recorded liability. The combined impact of these matters was a net reversal of $0.5 million of expense in the second quarter of 2009. The remaining accrual related to these matters at September 30, 2009 was not material.

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

        Tax Matters.    In 2003, the Canada Revenue Agency, or CRA, issued Notices of Reassessment, asserting that Acrofax, Inc., a wholly-owned Canadian subsidiary of Equifax, is liable for additional tax for the 1995 through 2000 tax years, related to certain intercompany capital contributions and loans. The additional tax sought by the CRA for these periods ranges, based on alternative theories, from $7.9 million (8.5 million in Canadian dollars) to $17.5 million (19.0 million in Canadian dollars) plus interest and penalties. Subsequently in 2003, we made a statutorily-required deposit for a portion of the claim. We intend to vigorously contest these reassessments and do not believe we have violated any statutory provision or rule. While we believe our potential exposure is less than the asserted claims and not material to our Consolidated Financial Statements, if the final outcome of this matter was unfavorable to us, an additional claim may be filed by the local province. The likelihood and potential amount of such claim is unknown at this time. We cannot predict when this tax matter will be resolved.

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

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2009

6. INCOME TAXES (Continued)

        Effective Tax Rate.    Our effective income tax rate was 33.6% for the three months ended September 30, 2009, up from 19.6% for the same period in 2008, due primarily to the recognition of a $14.6 million income tax benefit in the third quarter of 2008 related to the reversal of a reserve associated with our Brazilian operations, for which the statute of limitations expired during that quarter. During the third quarter of 2009, we recorded a discrete item related to an investment loss in a subsidiary which favorably affected our third quarter of 2009 tax rate by approximately 3 percentage points. The effective income tax rate was 36.0% for the nine months ended September 30, 2009, up from 31.0% for the same period in 2008 primarily due to the items discussed above.

7. BENEFIT PLANS

        We sponsor defined benefit pension plans and defined contribution plans. We also maintain certain healthcare and life insurance benefit plans for eligible active and retired employees. For additional information about our benefit plans, see Note 9 of the Notes to Consolidated Financial Statements in our 2008 Form 10-K.

        The following table provides the components of net periodic benefit cost for the three months ended September 30, 2009 and 2008:

	Pension Benefits		Other Benefits
	Three Months Ended September 30,
	2009	2008	2009	2008
	(In millions)
Service cost	$1.4	$2.7	$0.1	$0.1
Interest cost	8.8	8.7	0.5	0.4
Expected return on plan assets	(11.3)	(11.3)	(0.4)	(0.3)
Amortization of prior service cost	0.2	0.3	(0.1)	0.1
Recognized actuarial loss	2.2	1.4	0.3	0.3

Total net periodic benefit cost	$1.3	$1.8	$0.4	$0.6

        The following table provides the components of net periodic benefit cost for the nine months ended September 30, 2009 and 2008:

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions)
Service cost	$4.2	$8.3	$0.3	$0.3
Interest cost	26.4	26.1	1.5	1.4
Expected return on plan assets	(33.9)	(33.9)	(1.2)	(1.1)
Amortization of prior service cost	0.6	0.7	(0.2)	0.3
Recognized actuarial loss	6.6	4.4	0.9	0.5

Total net periodic benefit cost	$3.9	$5.6	$1.3	$1.4

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2009

8. RESTRUCTURING AND ASSET WRITE-DOWN CHARGES

        2009 Restructuring Charge.    During the first quarter of 2009, we recorded in selling, general and administrative expenses in our Consolidated Statements of Income an $8.4 million restructuring charge ($5.4 million, net of tax) associated with headcount reductions of approximately 300 positions. This charge resulted from our efforts to reduce and manage our expenses and to maintain our financial results in the face of a weak global economy and reduced revenues. Generally, severance benefits for our U.S. employees are paid through monthly payroll according to the number of weeks of severance benefit provided to the employee, while our international employees receive a lump sum severance payment for their benefit. Accordingly, we expect the majority of the payments to be completed by the first quarter of 2010. Payments during the three and nine months ended September 30, 2009, totaled $1.7 million and $6.7 million, respectively.

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

        Of the $14.4 million recorded in selling, general and administrative expenses, $10.3 million was associated with headcount reductions of approximately 300 positions which was accrued for under existing severance plans or statutory requirements, and $4.1 million was related to certain contractual costs. Payments related to headcount reductions were substantially completed by March 31, 2009. Substantially all of the certain contractual costs, which primarily represents services we do not intend to utilize for which we are contractually committed to future payments, are expected to be paid by 2011. Payments related to headcount reductions and certain contractual costs were not material for the three months ended September 30, 2009, but totaled $5.3 million for the nine months ended September 30, 2009. Total payments to date, through September 30, 2009, related to the third quarter 2008 restructuring charge were $11.8 million.

9. SEGMENT INFORMATION

        Reportable Segments.    We manage our business and report our financial results through the following five reportable segments, which are the same as our operating segments:

  •
  U.S. Consumer Information Solutions

  •
  International

  •
  TALX

  •
  North America Personal Solutions

  •
  North America Commercial Solutions

        The accounting policies of the reportable segments are the same as those described in our summary of significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in our 2008 Form 10-K. We evaluate the performance of these reportable segments based on their operating revenues, operating income and operating margins, excluding unusual or infrequent items, if

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2009

9. SEGMENT INFORMATION (Continued)

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

        Operating revenue and operating income by operating segment during the three and nine months ended September 30, 2009 and 2008, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008
Operating revenue:
U.S. Consumer Information Solutions	$200.7	$220.6	$621.7	$682.4
International	114.9	132.5	320.9	399.9
TALX	83.1	73.4	257.0	229.7
North America Personal Solutions	37.1	40.9	113.0	125.5
North America Commercial Solutions	16.1	16.7	47.6	51.6

Total operating revenue	$451.9	$484.1	$1,360.2	$1,489.1

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2009

9. SEGMENT INFORMATION (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008
Operating income:
U.S. Consumer Information Solutions	$69.4	$84.2	$219.2	$261.2
International	31.1	39.8	86.6	121.4
TALX	17.7	11.8	56.5	38.1
North America Personal Solutions	10.1	12.2	24.1	33.7
North America Commercial Solutions	2.9	2.5	7.6	7.9
General Corporate Expense	(24.9)	(43.3)	(77.8)	(101.2)

Total operating income	$106.3	$107.2	$316.2	$361.1

10. SUBSEQUENT EVENT

        On October 27, 2009, we acquired IXI Corporation, a provider of information on consumer financial assets, income and spending, for $124 million subject to adjustment as provided in the purchase agreement. We financed this purchase through borrowings on our existing Senior Credit Facility. The results of this acquisition will be included in our U.S. Consumer Information Solutions operating segment subsequent to the acquisition date.

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

        Key Performance Indicators.    Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three and nine months ended September 30, 2009 and 2008, were as follows:

	Key Performance Indicators
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in millions, except per share data)
Operating revenue	$451.9	$484.1	$1,360.2	$1,489.1
Operating revenue change	-7%	-2%	-9%	10%
Operating income	$106.3	$107.2	$316.2	$361.1
Operating margin	23.5%	22.2%	23.2%	24.2%
Net income attributable to Equifax	$59.7	$72.3	$173.7	$208.8
Diluted earnings per share	$0.47	$0.56	$1.36	$1.59
Cash provided by operating activities	$123.2	$138.5	$268.8	$328.1
Capital expenditures	$17.2	$30.9	$51.2	$89.3

Business Environment and Company Strategy

        We continue to be challenged by a difficult operating environment. As a result of diminished demand for credit-related services, we are further diversifying our revenues by pursuing and investing in key strategic initiatives including new product innovation, differentiated decisioning solutions leveraging our diverse data assets and technology, acquiring new data assets and technologies, and international expansion. We are also focused on managing our expenses in order to maintain attractive operating margins, earnings performance, and cash flow.

RESULTS OF OPERATIONS—THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Consolidated Financial Results

Operating Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Revenue	2009	2008	$	%	2009	2008	$	%
	(Dollars in millions)				(Dollars in millions)
U.S. Consumer Information Solutions	$200.7	$220.6	$(19.9)	-9%	$621.7	$682.4	$(60.7)	-9%
International	114.9	132.5	(17.6)	-13%	320.9	399.9	(79.0)	-20%
TALX	83.1	73.4	9.7	13%	257.0	229.7	27.3	12%
North America Personal Solutions	37.1	40.9	(3.8)	-9%	113.0	125.5	(12.5)	-10%
North America Commercial Solutions	16.1	16.7	(0.6)	-4%	47.6	51.6	(4.0)	-8%

Consolidated operating revenue	$451.9	$484.1	$(32.2)	-7%	$1,360.2	$1,489.1	$(128.9)	-9%

        The decreases in revenue for the third quarter of 2009 and first nine months of 2009, as compared to the same periods in 2008, were primarily due to continued global economic weakness, which is significantly impacting demand for our U.S. Consumer Information Solutions and International business units when compared to 2008, as well as the unfavorable effects of foreign exchange rates. Foreign currency negatively impacted revenue by $12.4 million, or 3%, during the third quarter of 2009 and $62.5 million, or 5%, during the first nine months of 2009. These decreases were partially offset by strength in our TALX segment and Mortgage Solutions business within U.S. Consumer Information Solutions. For additional information about revenue fluctuations and operating income by segment, see "Segment Financial Results" below.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Expenses	2009	2008	$	%	2009	2008	$	%
	(Dollars in millions)				(Dollars in millions)
Consolidated cost of services	$190.3	$197.0	$(6.7)	-3%	$571.7	$607.6	$(35.9)	-6%
Consolidated selling, general and administrative expenses	115.7	138.5	(22.8)	-16%	355.4	403.1	(47.7)	-12%
Consolidated depreciation and amortization expense	39.6	41.4	(1.8)	-4%	116.9	117.3	(0.4)	0%

Consolidated operating expenses	$345.6	$376.9	$(31.3)	-8%	$1,044.0	$1,128.0	$(84.0)	-7%

        The decreases in cost of services for the third quarter of 2009 and first nine months of 2009, as compared to the same periods in the prior year, were primarily due to the impact of foreign currency translation. The impact of foreign currency translation decreased our cost of services by $4.8 million during the third quarter of 2009 and $25.6 million during the first nine months of 2009. The remaining decreases were due to lower technology outsourcing costs resulting from a renegotiated contract with a large service provider and lower personnel costs resulting from our third quarter 2008 and first quarter 2009 headcount reductions. These decreases were partially offset by increased production costs related to growth in our Mortgage Solutions business. We reclassified $3.3 million and $10.1 million of selling, general and administrative expense during the three and nine months ended September 30, 2008, respectively, to cost of services to conform to the current period presentation.

        Selling, general and administrative expenses decreased $22.8 million in the third quarter of 2009 and $47.7 million in the first nine months of 2009, compared to the same periods in 2008. Of these amounts, decreases of $3.3 million during the third quarter of 2009 and $15.8 million during the first nine months of 2009 resulted from foreign currency translation. The decreases for the third quarter of

2009 and first nine months of 2009, as compared to the prior year periods, were primarily due to the third quarter 2008 restructuring charges of $14.4 million of which $10.3 million related to headcount reductions and $4.1 million was associated with certain contractual costs. The remaining decreases were attributable to personnel costs, including salaries and incentives, which were $4.3 million lower during the third quarter of 2009 and $13.6 million lower during the first nine months of 2009, due primarily to the headcount reductions mentioned above. For the first nine months of 2009, as compared to the same period in the prior year, the decrease was also due to reduced legal expenses and technology costs, partially offset by an $8.4 million restructuring charge recorded during the first quarter of 2009 primarily related to headcount reductions.

        Depreciation and amortization expense was relatively flat for both the third quarter of 2009 and first nine months of 2009, when compared to the same periods in 2008.

        For additional information about the charges and fees related to our restructuring activity, see Note 8 of the Notes to the Consolidated Financial Statements in this Form 10-Q.

Operating Income and Operating Margin

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
Consolidated Operating Income	2009	2008	$	%		2009	2008	$	%
	(Dollars in millions)					(Dollars in millions)
Consolidated operating revenue	$451.9	$484.1	$(32.2)	-7%		$1,360.2	$1,489.1	$(128.9)	-9%
Consolidated operating expenses	(345.6)	(376.9)	31.3	-8%		(1,044.0)	(1,128.0)	84.0	-7%

Consolidated operating income	$106.3	$107.2	$(0.9)	-1%		$316.2	$361.1	$(44.9)	-12%

Consolidated operating margin	23.5%	22.2%		1.3	pts	23.2%	24.2%		-1.0	pts

        Although consolidated operating income was relatively flat for the third quarter of 2009, when compared to the same period of 2008, the third quarter 2008 results included the aforementioned $14.4 million of restructuring charges. Excluding the effect of these charges, third quarter 2009 operating income was down, when compared to the same period in 2008, due to lower revenue in four of our five operating segments and the negative impact of foreign exchange on operating income of $3.6 million. For the first nine months of 2009, as compared to the same period in 2008, the $44.9 million decline in operating income is attributed to lower revenue in four of our five segments and an unfavorable foreign exchange rate impact of $17.6 million, which were partially offset by lower operating expenses resulting from headcount reductions, reduced incentive costs, lower technology outsourcing costs and a $6.0 million reduction in restructuring charges in 2009.

Other Expense, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Other Expense, Net	2009	2008	$	%	2009	2008	$	%
	(Dollars in millions)				(Dollars in millions)
Consolidated interest expense	$14.1	$16.9	$(2.8)	-17%	$42.9	$53.9	$(11.0)	-20%
Consolidated other income, net	(0.2)	(1.5)	1.3	-87%	(5.7)	(2.7)	(3.0)	113%

Consolidated other expense, net	$13.9	$15.4	$(1.5)	-11%	$37.2	$51.2	$(14.0)	-27%

Average cost of debt	5.0%	5.1%			4.9%	5.3%
Total consolidated debt, net	$1,069.1	$1,308.1	$(239.0)	-18%	$1,069.1	$1,308.1	$(239.0)	-18%

        The three and nine month decreases in other expense, net, were primarily due to a reduced level of debt outstanding during the third quarter and first nine months of 2009 as well as lower interest rates on our short-term, floating rate debt, when compared to the prior year periods. The increase in other income, net, for the first nine months of 2009, as compared to the same period in 2008, was primarily due to a $2.2 million mark-to-market adjustment on certain insurance policies, a $1.1 million gain on our repurchase of $7.5 million principal amount of our ten-year senior notes due 2017 and a $1.3 million gain related to a litigation settlement, partially offset by reductions in interest income.

Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Provision for Income Taxes	2009	2008	$	%	2009	2008	$	%
	(Dollars in millions)				(Dollars in millions)
Consolidated provision for income taxes	$31.0	$18.0	$13.0	72%	$100.4	$96.1	$4.3	4%
Effective income tax rate	33.6%	19.6%			36.0%	31.0%

        Our effective income tax rate was 33.6% for the three months ended September 30, 2009, up from 19.6% for the same period in 2008, due primarily to the recognition of a $14.6 million income tax benefit in the third quarter of 2008 related to the reversal of a reserve associated with our Brazilian operations, for which the statute of limitations expired during that quarter. During the third quarter of 2009, we recorded a discrete item related to an investment loss in a subsidiary which favorably affected our third quarter of 2009 tax rate by approximately 3 percentage points. The effective income tax rate was 36.0% for the nine months ended September 30, 2009, up from 31.0% for the same period in 2008 primarily due to the items discussed above.

Net Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Net Income	2009	2008	$	%	2009	2008	$	%
	(In millions, except per share amounts)				(In millions, except per share amounts)
Consolidated operating income	$106.3	$107.2	$(0.9)	-1%	$316.2	$361.1	$(44.9)	-12%
Consolidated other expense, net	(13.9)	(15.4)	1.5	-11%	(37.2)	(51.2)	14.0	-27%
Consolidated provision for income taxes	(31.0)	(18.0)	(13.0)	72%	(100.4)	(96.1)	(4.3)	4%

Consolidated net income	$61.4	$73.8	$(12.4)	-17%	$178.6	$213.8	$(35.2)	-16%
Net income attributable to noncontrolling interests	(1.7)	(1.5)	(0.2)	16%	(4.9)	(5.0)	0.1	-1%

Net income attributable to Equifax	$59.7	$72.3	$(12.6)	-17%	$173.7	$208.8	$(35.1)	-17%

Diluted earnings per common share	$0.47	$0.56	$(0.09)	-16%	$1.36	$1.59	$(0.23)	-15%
Weighted-average shares used in computing diluted earnings per share	128.0	129.8			127.8	131.1

        The decrease in our net income for the third quarter of 2009, as compared to the same period in 2008, was primarily due to increased income tax expense resulting from a higher effective tax rate in 2009. For the first nine months of 2009, as compared to a year ago, the decrease in net income was a function of lower operating income in four of our five businesses and a higher effective tax rate in 2009, partially offset by increased income from our TALX segment and lower interest expense.

Segment Financial Results

USCIS

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
U.S. Consumer Information Solutions	2009	2008	$	%		2009	2008	$	%
	(Dollars in millions)					(Dollars in millions)
Operating revenue:
Online Consumer Information Solutions (OCIS)	$131.4	$151.1	$(19.7)	-13%		$403.4	$459.3	$(55.9)	-12%
Mortgage Solutions	22.5	16.7	5.8	35%		76.5	52.0	24.5	47%
Credit Marketing Services	25.7	30.0	(4.3)	-14%		80.4	101.2	(20.8)	-21%
Direct Marketing Services	21.1	22.8	(1.7)	-7%		61.4	69.9	(8.5)	-12%

Total operating revenue	$200.7	$220.6	$(19.9)	-9%		$621.7	$682.4	$(60.7)	-9%

% of consolidated revenue	45%	46%				46%	46%
Total operating income	$69.4	$84.2	$(14.8)	-18%		$219.2	$261.2	$(42.0)	-16%
Operating margin	34.6%	38.2%		-3.6	pts	35.3%	38.3%		-3.0	pts

        The decreases in revenue and operating margin for the third quarter of 2009 and first nine months of 2009, as compared to the same periods in 2008, were mainly due to continued weakness in the U.S. credit and retail economy, offset by growth in the Mortgage Solutions business due to increased settlement services and mortgage refinancing activity in 2009.

  OCIS

        Revenue for the third quarter of 2009 and first nine months of 2009, as compared to the same periods in the prior year, declined primarily due to a reduction of online credit decision transaction volume as consumer lending activity was lower than a year ago. The 20% decline in volume for the third quarter of 2009, over the same period in the prior year, was partially offset by a 7% increase in average revenue per transaction. This increase was attributable to a disproportionate decline in volume from large national accounts which are generally billed at a lower average price per transaction. For the nine months year to date, volume declined by 18% and average revenue per transaction increased by 6%, for the same reasons.

  Mortgage Solutions

        The three and nine month increases in revenue, over the prior year periods, are due to increased activity associated with growth in demand for our settlement services products which resulted in increased revenue of $2.7 million over the third quarter of 2008 and $14.4 million over the first nine months of 2008, higher volumes of mortgage credit reporting related to increased refinance activity and incremental revenue from our acquisition of certain assets of a small mortgage credit reporting reseller.

  Credit Marketing Services

        Revenue decreased for the third quarter of 2009 and the first nine months of 2009, as compared to the same periods in 2008. As banks and other market participants re-assess current credit conditions and selectively test new marketing approaches, prescreen volumes and pricing are down in what remains a competitive market.

  Direct Marketing Services

        For the third quarter and first nine months of 2009, revenue declined primarily due to reduced mailing volumes for existing customers reflecting the slowdown in retail sales and the marketing campaigns of many retailers, as well as changes to a contract with a large marketing services reseller.

  USCIS Operating Margin

        Operating margin decreased for the third quarter of 2009 and first nine months of 2009, as compared to the same periods in 2008, mainly due to revenue declines described above in our OCIS, Credit Marketing Services and Direct Marketing Services businesses. Our operating expenses generally do not decline at the same rate as our revenue due to a high portion of costs that are fixed rather than variable in the short term. The overall decline in revenue was partially offset by lower personnel costs due to headcount reductions and process efficiencies and lower technology outsourcing costs. The increase in revenue from settlement services products also contributed to the USCIS margin decline as these products have a lower margin than traditional online database products. Recognizing the continuing impact in 2009 of current economic conditions, management has taken and is continuing to take steps to streamline operations and increase efficiency in order to minimize the negative effect on operating margins of any continued decreases in revenue.

International

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
International	2009	2008	$	%		2009	2008	$	%
	(Dollars in millions)					(Dollars in millions)
Operating revenue:
Europe	$36.5	$44.9	$(8.4)	-19%		$102.5	$139.1	$(36.6)	-26%
Latin America	52.3	59.3	(7.0)	-12%		145.3	173.6	(28.3)	-16%
Canada Consumer	26.1	28.3	(2.2)	-8%		73.1	87.2	(14.1)	-16%

Total operating revenue	$114.9	$132.5	$(17.6)	-13%		$320.9	$399.9	$(79.0)	-20%

% of consolidated revenue	25%	27%				24%	27%
Total operating income	$31.1	$39.8	$(8.7)	-22%		$86.6	$121.4	$(34.8)	-29%
Operating margin	27.0%	30.0%		-3.0	pts	27.0%	30.3%		-3.3	pts

        For the third quarter of 2009 and first nine months of 2009, as compared to the same periods in 2008, revenue decreased primarily due to the negative impact of foreign currency translation and secondarily due to global economic weakness affecting several of our larger international country operations. Local currency fluctuation against the U.S. dollar negatively impacted our International revenue by $12.1 million, or 9%, for the third quarter of 2009 and $60.0 million, or 15%, for the first nine months of 2009. In local currency, revenue was down 4% for the third quarter of 2009 and 5% for the first nine months of 2009, as compared to the same periods a year ago.

  Europe

        The declines in revenue for the third quarter of 2009 and the first nine months of 2009, as compared to the prior year periods, were primarily due to the unfavorable foreign currency impacts of $4.7 million, or 11%, for the third quarter of 2009 and $23.3 million, or 16%, for the first nine months of 2009. In local currency, revenue declined 8% for the third quarter of 2009 and 10% for the first nine months of 2009, as compared to the same periods in 2008. The local currency declines were due to decreased volume in the U.K. caused by weakness in the U.K. economy affecting customer demand, which was partially offset by higher volumes and new customers for our online services and new collections products in Spain and Portugal.

  Latin America

        Revenue declined for the third quarter of 2009 and the first nine months of 2009, as compared to the prior year periods, primarily due to the unfavorable foreign currency impacts of $5.9 million, or 10%, for the third quarter of 2009 and $26.2 million, or 15%, for the first nine months of 2009. In local currency, revenue declined 2% for the third quarter of 2009 and 1% for the first nine months of 2009, as compared to the same periods in 2008. The revenue declines as measured in local currency were primarily due to lower volumes in Brazil and Chile related to our online solutions, marketing products and enabling technologies, due to the negative effects of the weak global economy on these geographies which has prompted some of our customers to decrease their transaction volumes, delay or suspend marketing spend, or migrate to lower priced products in the market, and to competitive factors in Brazil. These decreases were partially offset by increased revenue in our other Latin American geographies resulting from increased volumes for our collection services and enabling technology products.

  Canada Consumer

        The declines in revenue for the third quarter of 2009 and the first nine months of 2009, as compared to the prior year periods, were primarily due to unfavorable foreign currency impacts of $1.4 million, or 5%, for the third quarter of 2009 and $10.5 million, or 12%, for the first nine months of 2009. In local currency, revenue declined 3% for the third quarter of 2009 and 4% for the first nine months of 2009, as compared to the same periods in 2008. The declines in local currency were due to lower volumes related to our online solutions and marketing products, partially offset by increased volumes for our analytical and enabling technology products.

  International Operating Margin

        Operating margin decreased for the third quarter of 2009 and first nine months of 2009, as compared to the same periods in 2008, due to the revenue declines discussed above. Operating expenses were approximately flat for the third quarter and first nine months of 2009, in local currency, when compared to the same periods in 2008.

TALX

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
TALX	2009	2008	$	%		2009	2008	$	%
	(Dollars in millions)					(Dollars in millions)
Operating revenue:
The Work Number	$37.0	$32.6	$4.4	13%		$116.6	$100.6	$16.0	16%
Tax and Talent Management Services	46.1	40.8	5.3	13%		140.4	129.1	11.3	9%

Total operating revenue	$83.1	$73.4	$9.7	13%		$257.0	$229.7	$27.3	12%

% of consolidated revenue	18%	15%				19%	15%
Total operating income	$17.7	$11.8	$5.9	50%		$56.5	$38.1	$18.4	48%
Operating margin	21.4%	16.1%		5.3	pts	22.0%	16.6%		5.4	pts

  The Work Number

        Revenue increased in the third quarter of 2009 and first nine months of 2009, as compared to the same periods in 2008, due to the increased volumes of verifications of consumer employment from government service agencies, who use our services to approve benefits to consumers under certain government programs, and verifications of employment and income by financial institutions, who confirm consumer data for use in underwriting decisions.

  Tax and Talent Management Services

        The increase in revenue during the third quarter of 2009, as compared to the same period in 2008, resulted from growth in our Tax Management Services business driven primarily by increased unemployment compensation claims activity due to the high levels of unemployment in the U.S. Revenue increased in the first nine months of 2009, as compared to the same period in 2008, due to the aforementioned growth in our Tax Management Services business, partially offset by declines in volume from our Talent Management Services business during the first half of the year, as demand was negatively impacted by reduced hiring activity by employers, particularly governmental agencies who are key clients, caused by the weakened economy and budgetary pressures.

  TALX Operating Margin

        Operating margin increased for the third quarter of 2009 and first nine months of 2009, as compared to the same periods in 2008, due to continued revenue growth, while operating expenses grew at a slower rate due to the leveraging of certain fixed operational and overhead costs and certain operating process efficiencies.

North America Personal Solutions

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
North America Personal Solutions	2009	2008	$	%		2009	2008	$	%
	(Dollars in millions)					(Dollars in millions)
Total operating revenue	$37.1	$40.9	$(3.8)	-9%		$113.0	$125.5	$(12.5)	-10%
% of consolidated revenue	8%	8%				8%	8%
Total operating income	$10.1	$12.2	$(2.1)	-17%		$24.1	$33.7	$(9.6)	-28%
Operating margin	27.3%	29.8%		-2.5	pts	21.3%	26.8%		-5.5	pts

        Revenue declined for the third quarter of 2009 and first nine months of 2009, as compared to the same periods in 2008. Direct to consumer, Equifax-branded subscription service revenue was up 2% for the third quarter of 2009 and 4% for the first nine months of 2009, as compared to the prior year periods, driven by higher new sales and higher average revenue per subscription, reflecting additional features in the Equifax offering, as well as slightly improved customer retention. However, this growth was more than offset by lower transaction sales, as a result of lower levels of new consumer credit activity, and lower corporate data breach revenues. The operating margin decline in the third quarter of 2009, as compared to the prior year period, was primarily due to the revenue decline discussed above. The operating margin decline for the first nine months of 2009, as compared to the prior year period, was due to the reduction in revenue, as well as increased advertising expenses, as the Company introduced a 2009 television advertising program in order to increase direct subscription sales.

North America Commercial Solutions

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
North America Commercial Solutions	2009	2008	$	%		2009	2008	$	%
	(Dollars in millions)					(Dollars in millions)
Total operating revenue	$16.1	$16.7	$(0.6)	-4%		$47.6	$51.6	$(4.0)	-8%
% of consolidated revenue	4%	4%				3%	4%
Total operating income	$2.9	$2.5	$0.4	16%		$7.6	$7.9	$(0.3)	-4%
Operating margin	17.8%	14.8%		3.0	pts	15.9%	15.4%		0.5	pts

        Revenue declined for the third quarter of 2009 and the first nine months of 2009, as compared to the prior year periods, primarily due to the unfavorable impact of changes in the U.S.—Canadian foreign exchange rate of $0.4 million, or 2%, for the third quarter of 2009 and $2.5 million, or 5%, for the first nine months of 2009. In local currency, revenue declined 2% for the third quarter of 2009 and 3% for the first nine months of 2009, as compared to the same period in 2008. The declines in local currency were due to declines in the U.S. and Canadian risk and marketing service revenues attributed to weakness in the U.S. and Canadian economies, partially offset by increased revenue from our data management products. Online transaction volume for U.S. commercial credit information products decreased 26% for the third quarter of 2009 and 21% for the first nine months of 2009, as compared to the prior year periods, due to a slowdown in loan origination to small businesses. Operating margin increases for the third quarter of 2009 and first nine months of 2009, as compared to the same periods in 2008, were mainly due to reduced operating expenses resulting from lower personnel costs and discretionary expenses which more than offset the decline in revenue.

General Corporate Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
General Corporate Expense	2009	2008	$	%	2009	2008	$	%
	(Dollars in millions)				(Dollars in millions)
General corporate expense	$24.9	$43.3	$(18.4)	-42%	$77.8	$101.2	$(23.4)	-23%

        Our general corporate expenses are costs that are incurred at the corporate level and include those expenses impacted by corporate direction, such as shared services, administrative, legal, restructuring and equity compensation costs. General corporate expenses decreased for the third quarter of 2009, as compared to the same period in 2008, primarily as a result of the $16.8 million restructuring and asset write-down charge recorded during the third quarter of 2008, which consisted of a $10.3 million charge related to headcount reductions, a $4.1 million charge associated with certain contractual costs and a $2.4 million software write-down charge. The decrease for the first nine months of 2009, as compared to the same period a year ago, was due to the reason previously discussed, as well as reduced incentive and equity compensation costs, lower legal and professional fees and reduced salaries expense, partially offset by an $8.4 million restructuring charge recorded during the first quarter of 2009 primarily related to headcount reductions.

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

Sources and Uses of Cash

        Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity. We believe that funds generated from expected results of operations and our credit facilities will be sufficient to finance our anticipated working capital and other cash requirements (such as capital expenditures, interest payments, potential pension funding contributions, dividend payments and stock repurchases, if any) for the foreseeable future. The capital markets turmoil that emerged in late 2008 had an adverse impact on our ability to use commercial paper as a source of funds, although we continued to have access to sufficient liquidity through short-term borrowings under our committed long-term Senior Credit Facility described below under "Credit Facility Availability". Since the beginning of 2009, credit market conditions have improved and we have shifted a greater portion of short-term borrowings to our commercial paper program. In the event that credit market conditions were to deteriorate again, we would rely more heavily on borrowings as needed under the Senior Credit Facility, which does not mature until July 2011. At September 30, 2009, $566.7 million was available to borrow under our Senior Credit Facility. Based on information available to us, we have no indication that the current lenders under our Senior Credit Facility would be unable to fulfill their commitments as of the filing date of this Form 10-Q. Additionally, our Senior Credit Facility does not include a provision under which lenders could refuse to allow us to borrow under this facility in the event of a material adverse change in our financial condition, as long as we are in compliance with the covenants in the agreement.

        The following table summarizes our cash flows for the nine months ended September 30, 2009 and 2008:

			Change
	Nine Months Ended September 30,
			2009 vs. 2008
Net cash provided by (used in):	2009	2008	$	%
	(Dollars in millions)
Operating activities	$268.8	$328.1	$(59.3)	-18%
Investing activities	$(52.9)	$(111.5)	$58.6	nm
Financing activities	$(201.1)	$(224.4)	$23.3	nm

nm—not meaningful

Operating Activities

        The decrease in operating cash flow was primarily driven by $35.2 million lower net income described above, year to year reductions in operating liabilities reflecting lower levels of spending in 2009 than 2008, a $15.0 million pension payment in 2009 with no similar payment made in 2008 and year to year reductions in income tax accruals.

        Fund Transfer Limitations.    The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited, in some cases, by certain restrictions imposed by foreign governments; these restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.

Investing Activities

Capital Expenditures

	Nine Months Ended September 30,		Change
			2009 vs. 2008
Net cash used in:	2009	2008
	(In millions)
Capital expenditures	$51.2	$89.3	$(38.1)

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

        On February 27, 2009, we notified the lessor of our headquarters building in Atlanta, Georgia, that we intend to exercise our purchase option in accordance with the lease terms. By making this notification, we have committed to purchase the building for $29.0 million on February 26, 2010. The exercise of our purchase option caused us to account for this lease obligation as a capital lease. We have recorded the building and the related obligation on our Consolidated Balance Sheets at September 30, 2009. For additional information regarding our headquarters building lease, see Note 5 of the Notes to the Consolidated Financial Statements in this Form 10-Q.

Acquisitions and Investments

	Nine Months Ended September 30,		Change
			2009 vs. 2008
Net cash (provided by) used in:	2009	2008
	(In millions)
Acquisitions, net of cash acquired	$3.5	$17.8	$(14.3)
(Dividends from) investment in unconsolidated affiliates	$(1.8)	$4.4	$(6.2)

        On August 12, 2009, in order to enhance our Mortgage Solutions business market share, we acquired certain assets and specified liabilities of a small mortgage credit reporting reseller for cash consideration of $3.7 million. The results of this acquisition will be reported in our U.S. Consumer Information Solutions segment subsequent to the acquisition date.

        On October 27, 2009, we acquired IXI Corporation, a provider of information on consumer financial assets, income and spending, for $124 million subject to adjustment as provided in the purchase agreement. We financed this purchase through borrowings on our existing Senior Credit Facility. The results of this acquisition will be included in our U.S. Consumer Information Solutions operating segment subsequent to the acquisition date.

Financing Activities

Borrowings and Credit Facility Availability

	Nine Months Ended September 30,		Change
			2009 vs. 2008
Net cash provided by (used in):	2009	2008
	(In millions)
Net short-term borrowings (repayments)	$247.5	$(165.9)	$413.4
Net (repayments) borrowings under long-term revolving credit facilities	$(420.0)	$90.0	$(510.0)
Proceeds from issuance of long-term debt	$—	$2.2	$(2.2)
Payments on long-term debt	$(6.6)	$(3.3)	$(3.3)

Credit Facility Availability

        We have an $850.0 million five-year unsecured revolving credit facility, as amended (which we refer to as the Senior Credit Facility), with a group of banks. The Senior Credit Facility, which terminates in July 2011, permits borrowings up to $850.0 million and may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases. Availability of the Senior Credit Facility for borrowings is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding principal amount of our commercial paper notes. We currently intend to renew the Senior Credit Facility on or prior to its maturity date. Due to current tight conditions in the credit markets, we expect to face increased borrowing spreads as well as market trends of higher bank fees in connection with this renewal.

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

        At September 30, 2009, $280.7 million principal amount of commercial paper notes was issued and outstanding. There were no outstanding borrowings on our Senior Credit Facility or our Canadian Credit Facility at September 30, 2009. The weighted-average interest rate on our commercial paper borrowings, all with maturities less than 90 days, was 0.7% per annum. At September 30, 2009, a total of $585.2 million was available under our committed credit facilities.

        At September 30, 2009, approximately 74% of our debt was fixed-rate debt and 26% was variable-rate debt. Our variable-rate debt, consisting of commercial paper notes and borrowings under our credit facilities, generally bears interest based on a specified margin plus a base rate (LIBOR) or on commercial paper rates. The interest rates reset periodically, depending on the terms of the respective financing arrangements.

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

        The increase in net short-term borrowings (repayments) primarily reflects the issuance of $277.7 million of commercial paper notes since December 31, 2008, offset by the repayment of $25.8 million under our Canadian Credit Facility. The increase in net (repayments) borrowings under long-term revolving credit facilities represents the repayment of borrowings outstanding at December 31, 2008, under our Senior Credit Facility as we increased our use of commercial paper to fund our capital needs. During the first quarter of 2009, we purchased $7.5 million principal amount of our outstanding ten-year senior notes due 2017 for $6.3 million.

        Debt Covenants.    A downgrade in our credit ratings (as described below under the heading "Credit Ratings") would increase the cost of borrowings under our commercial paper program and credit facilities, and could limit, or in the case of a significant downgrade, preclude our ability to issue commercial paper. Our outstanding indentures and comparable instruments also contain customary covenants including for example limits on the incurrence of secured debt and sale/leaseback transactions. In addition, our Senior Credit Facility and Canadian Credit Facility each require us to maintain a maximum leverage ratio of not more than 3.5. Our leverage ratio was 1.82 at September 30, 2009. None of these covenants are considered restrictive to our operations and, as of September 30, 2009, we were in compliance with all of our debt covenants.

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

Equity Transactions

	Nine Months Ended September 30,		Change
			2009 vs. 2008
Net cash provided by (used in):	2009	2008
	(In millions)
Treasury stock repurchases	$(9.1)	$(143.9)	$134.8
Dividends paid to Equifax shareholders	$(15.1)	$(15.4)	$0.3
Dividends paid to noncontrolling interests	$(3.3)	$(3.3)	$—
Proceeds from exercise of stock options	$5.9	$14.1	$(8.2)
Excess tax benefits from stock-based compensation plans	$0.5	$1.9	$(1.4)

        Sources and uses of cash related to equity during the nine months ended September 30, 2009 and 2008 were as follows:

  •
  Under share repurchase programs authorized by our Board of Directors, we purchased 0.4 million and 4.0 million common shares on the open market during the nine months ended September 30, 2009 and 2008, respectively, for $9.1 million and $143.9 million, respectively, at an average price per common share of $22.87 and $35.76, respectively. At September 30, 2009, the Company had approximately $149.1 million remaining for stock repurchases under the existing Board authorization.

  •
  Our dividends per share were $0.12 per share for both periods presented. We paid cash dividends to Equifax shareholders of $15.1 million and $15.4 million, respectively, for the two periods presented.

  •
  We received cash of $5.9 million and $14.1 million during the first nine months of 2009 and 2008, respectively, from the exercise of stock options.

Contractual Obligations, Commercial Commitments and Other Contingencies

        Our contractual obligations have changed materially from those reported in our 2008 Form 10-K as a result of our commitment to exercise an option to purchase our Atlanta headquarters building in 2010 for $29.0 million, as noted above under "Investing Activities—Capital Expenditures".

        For additional information about certain obligations and contingencies, including those related to Computer Sciences Corporation and our headquarters building lease, see Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q.

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

Goodwill

        We review goodwill and indefinite-lived intangible assets for impairment annually (as of September 30) and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance or trends, competition, or sale or disposition of a significant portion of a reporting unit. We have ten reporting units comprised of Consumer Information Solutions (which includes Mortgage Solutions and Credit Marketing Services), Direct Marketing Services, Europe, Latin America, Canada Consumer, North America Personal Solutions, North America Commercial Solutions, The Work Number, Tax Management Services and Talent Management Services. Effective September 30, 2009, the Consumer Information Solutions and Credit Marketing Services reporting units were aggregated into a single reporting unit to better reflect the economic similarities and customer overlap of the two businesses. Prior to aggregation, we assessed the recoverability of goodwill for Consumer Information Solutions and Credit Marketing Services separately and determined that the fair value of each reporting unit exceeded its carrying value.

        The goodwill balance at September 30, 2009, for our ten reporting units was as follows:

September 30, 2009
(In millions)
Consumer Information Solutions (including Mortgage Solutions and Credit Marketing Services)	$526.7
Direct Marketing Services	64.0
Europe	100.4
Latin America	198.9
Canada Consumer	28.6
North America Personal Solutions	1.8
North America Commercial Solutions	37.1
The Work Number	708.7
Tax Management Services	121.6
Talent Management Services	26.1

Total goodwill	$1,813.9

Valuation Techniques

        In determining the fair value of our reporting units, we used a combination of the income and market approaches to estimate the reporting unit's business enterprise value.

        Under the income approach, we calculate the fair value of a reporting unit based on estimated future discounted cash flows which require assumptions about short- and long-term revenue growth rates, operating margins for each reporting unit, discount rates, foreign currency exchange rates and estimates of capital charges. The assumptions we use are based on what we believe a hypothetical marketplace participant would use in estimating fair value. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings for benchmark companies. We believe the benchmark companies used for each of the reporting units serve as an appropriate input for calculating a fair value for the reporting unit as those benchmark companies have similar risks, participate in similar markets, provide similar services for their customers and compete with us directly. The companies we use as benchmarks are outlined in our discussion of Competition in our 2008 Form 10-K, notably Experian Group Limited, The Dun & Bradstreet Corporation, Acxiom Corporation, Harte-Hanks, Inc., et al. Data for the benchmark companies was obtained from publicly available information. Consumer Information Solutions, our largest reporting unit, as well as Europe and Latin America, have benchmark companies that conduct operations of businesses of a similar type and scope. The Work Number and Tax Management Services share a different set of benchmark companies, notably ADP and Paychex Inc., as the markets they serve are different than those served by our other reporting units. Valuation multiples were selected based on a financial benchmarking analysis that compared the reporting unit's operating result with the comparable companies' information. In addition to these financial considerations, qualitative factors such as variations in growth opportunities and overall risk among the benchmark companies were considered in the ultimate selection of the multiple.

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

        We have not made any material changes to the valuation methodology we use to assess goodwill impairment since the date of the last annual impairment test.

Growth Assumptions

        The assumptions for our future cash flows begin with our historical operating performance, the details of which are described in our Management's Discussion & Analysis of operating performance. Additionally, we consider the impact that known economic, industry and market trends will have on our future forecasts, as well as the impact that we expect from planned business initiatives including new product initiatives, client service and retention standards, and cost management programs. At the end of the forecast period, the long-term growth rate we used to determine the terminal value of each reporting unit was generally 3% to 5% based on management's assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations such as GDP, inflation and the maturity of the markets we serve.

        As a result of the economic downturn experienced in 2008 and 2009, and the resultant decline in revenue experienced in certain of our business units, in completing our 2009 impairment testing at September 30, 2009, we projected 2010 revenue and cash flow to be lower than 2009 levels for our Direct Marketing Services reporting unit, which continues to be impacted by reduced mailing volumes. We anticipate only modest revenue growth in 2010 for our other reporting units based on planned business initiatives and prevailing trends exhibited by these units, such as continued demand for employment verification services and unemployment claims management in The Work Number and Tax Management Services reporting units. The anticipated revenue growth, however, is partially offset by assumed increases in expenses for a majority of our reporting units which reflect the additional level of investment needed in order to achieve the planned revenue growth. Our 2009 long-term forecast was significantly lower in the aggregate than the long-term forecast that was developed in 2008. Our 2009 long-term forecast does not anticipate meaningful recovery of the global economy until 2010. Although we do not expect consolidated revenue or cash flow to improve meaningfully until 2010, we continue to take cost containment actions to help maintain operating margins for our reporting units.

Discount Rate Assumptions

        We utilize a weighted average cost of capital, or WACC, in our impairment analysis that makes assumptions about the capital structure that we believe a market participant would make and include a risk premium based on an assessment of risks related to the projected cash flows of each reporting unit. We believe this approach yields a discount rate that is consistent with an implied rate of return that an independent investor or market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed. To calculate the WACC, the cost of equity and cost of debt are multiplied by the assumed capital structure of the reporting unit as compared to industry trends and relevant benchmark company structures. The cost of equity was computed using the Capital Asset Pricing Model which considers the risk-free interest rate, beta, equity risk premium and specific company risk premium related to a particular reporting unit. The cost of debt was computed using a benchmark rate and the Company's tax rate. For the 2009 annual goodwill impairment evaluation, the discount rates used to develop the estimated fair value of the reporting units ranged from 10% to 17%. Because of assigned market premiums, discount rates are lowest for reporting units, such as Consumer Information Solutions, whose cash flows are expected to be less volatile due to the maturity of the market they serve, their position in that market and other macroeconomic factors. Where there is the greatest volatility of cash flows due to competition, or participation in less stable geographic markets than the United States, such as our Latin America reporting unit, the discount rate selected is in the higher portion of the range as there is more inherent risk in the expected cash flows of that reporting unit.

Estimated Fair Value and Sensitivities

        The estimated fair value of each reporting unit is derived from the valuation techniques described above, incorporating the related projections and assumptions. An indication of possible impairment occurs when the estimated fair value of the reporting unit is below the carrying value of its equity. The estimated fair value for all reporting units exceeded the carrying value of these units as of September 30, 2009. As a result, no goodwill impairment was recorded.

        The estimated fair value of the reporting unit is highly sensitive to changes in these projections and assumptions; therefore, in some instances changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. For example, an increase in the discount rate and decline in the cumulative cash flow projections of a reporting unit could cause the fair value of certain reporting units to be below its carrying value. We perform sensitivity analyses around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values. Ultimately, future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. The excess of fair value over carrying value for the Company's reporting units as of September 30, 2009, ranged from approximately 15% to 300%.

        We have experienced declines in fair value excess for the majority of our reporting units since the date of our last impairment analysis (December 31, 2008) due to declines in actual and projected financial performance resulting from significant adverse economic conditions. While no impairment was noted in our impairment tests as of September 30, 2009, our reporting units with the smallest fair value excess may be particularly sensitive to further deterioration in economic conditions and could become impaired in future periods if anticipated levels of forecasted earnings are not achieved.

        Of the reporting units having a significant amount of goodwill, the calculated percentage excess in The Work Number reporting unit, at approximately 15%, is less than our other reporting units, in part, due to the fact that The Work Number was recently acquired as part of our acquisition of TALX Corporation on May 15, 2007. The Work Number revenues have been strong historically, having grown at a double-digit compound annual growth rate since the date of acquisition, therefore revenue growth is expected to continue for each of the years used in the preparation of the discounted cash flows. The actual growth rate for The Work Number would have to decline to a compounded rate of 6% growth, with all other factors held constant, for the reporting unit's fair value to drop below its carrying value. However, in the event that the revenue growth rate were to decline, management would take action to preserve operating margins. If the fair value dropped below carrying value, we would compare the carrying value of the goodwill to the implied fair value of goodwill to determine if a goodwill impairment charge would become necessary.

        The reporting unit having the lowest absolute dollar excess fair value over carrying value is our Talent Management Services business. This reporting unit has been impacted by reduced hiring activity among key clients and, as a result, we have lowered our revenue growth projections. In addition, we are projecting lower margins due, in part, to our plan to reinvest in the business by expanding our customer portfolio. The decrease in projected revenues coupled with lower projected margins has resulted in a decline in the fair value of this reporting unit. While no impairment was noted in our impairment test as of September 30, 2009, if customer hiring activity does not increase in the near to medium term as forecast or if other events adversely impact the business drivers and corresponding assumptions used to value this reporting unit, there could be a change in the valuation of our goodwill in future periods and may possibly result in the recognition of an impairment loss.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For information regarding our exposure to certain market risks, see "Quantitative and Qualitative Disclosures about Market Risk," in Part II, Item 7A of our 2008 Form 10-K. There were no material changes to our market risk exposure during the nine months ended September 30, 2009.

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

        Gillespie Litigation.    In an action filed January 10, 2005 in the U.S. District Court for the Northern District of Illinois, captioned Heather Gillespie, et al. v. Equifax Information Services LLC, plaintiffs asserted on behalf of themselves and all similarly situated individuals that Equifax violated the Fair Credit Reporting Act by failing to clearly and accurately disclose the date of first delinquency in consumer credit file disclosures. On October 15, 2008, the District Court granted plaintiffs' motion for certification of a class action consisting of certain consumers who resided in New Jersey or North Carolina during the class period. The class sought statutory and punitive damages and attorneys' fees. On August 25, 2009, the parties entered into a settlement agreement with respect to all claims. On September 8, 2009, the District Court entered an order granting preliminary approval of the settlement. The class settlement process is proceeding.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table contains information with respect to purchases made by or on behalf of Equifax or any "affiliated purchaser" (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our third quarter ended September 30, 2009:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(3)
June 30, 2009				$149,086,930
July 1—July 31, 2009	—	$—	—	$149,086,930
August 1—August 31, 2009	762	$—	—	$149,086,930
September 1—September 30, 2009	2,893	$—	—	$149,086,930

Total	3,655	$—	—	$149,086,930

(1)
The total number of shares purchased includes: (a) shares purchased pursuant to our publicly-announced share repurchase program, or Program; and (b) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling zero shares for the month of July 2009, 762 shares for the month of August 2009, and 2,893 shares for the month of September 2009.

(2)
Average price paid per share for shares purchased as part of our Program (includes brokerage commissions).

(3)
At September 30, 2009, the amount authorized for future share repurchases under the Program was $149.1 million. The Program does not have a stated expiration date.

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

EQUIFAX INC. (Registrant)
Date: October 28, 2009	By:	/s/ RICHARD F. SMITH Richard F. Smith Chairman and Chief Executive Officer (Principal Executive Officer)
Date: October 28, 2009		/s/ LEE ADREAN Lee Adrean Corporate Vice President and Chief Financial Officer (Principal Financial Officer)
Date: October 28, 2009		/s/ NUALA M. KING Nuala M. King Senior Vice President and Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.