Form 10-K
period 2009-12-31
EQUIFAX INC
filed 2010-02-23
CIK 33185

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES    ☒ NO

As of June 30, 2009, the aggregate market value of Registrant's common stock held by non-affiliates of Registrant was approximately $3,298,786,778 based on the closing sale price as reported on the New York Stock Exchange. At January 31, 2010, there were 126,363,227 shares of Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement for its 2010 annual meeting of shareholders are incorporated by reference in Part III of this 10-K.

PART I

ITEM 1.  BUSINESS

OVERVIEW

Equifax Inc. is a leading global provider of information solutions for businesses and consumers. We have a large and diversified group of clients and customers, including financial institutions, corporations, governments and individuals. Our products and services are based on comprehensive databases of consumer and business information derived from numerous types of credit, financial, employment and income, public record, demographic and marketing data. We use proprietary analytical tools to analyze this data to create customized insights, decision-making solutions and processing services for businesses. We help consumers understand, manage and protect their personal information and to make more informed financial decisions. Additionally, we are a leading provider of payroll-related and human resources business process outsourcing services in the United States of America, or U.S.

We currently operate in three global regions: North America (U.S. and Canada), Europe (the United Kingdom, or U.K., Spain and Portugal) and Latin America (Argentina, Brazil, Chile, Ecuador, El Salvador, Honduras, Peru and Uruguay). We also maintain support operations in Costa Rica and the Republic of Ireland. We own an equity interest in a consumer credit information company in Russia. During 2009, we formed a joint venture, pending regulatory approval, to provide a broad range of credit data and information solutions in India. Of the countries in which we operate, 75% of our revenue was generated in the U.S. during 2009.

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

We are organized and report our business results in five operating segments, as follows:

•
U.S. Consumer Information Solutions (USCIS) — provides consumer information solutions to businesses in the U.S. including online credit data and credit decision technology solutions (OCIS), mortgage reporting and settlement solutions, consumer financial marketing services (CFMS), and direct marketing services (DMS) based on demographic and other consumer information.

•
International — includes our Canada Consumer, Europe and Latin America business units. Products and services offered are similar to those available in the USCIS, North America Commercial Solutions and North America Personal Solutions operating segments but vary by geographic region.

•
TALX — provides services enabling clients to outsource and automate the performance of certain payroll and human resources business processes, including employment, income and social security number verification, employment-related tax management and talent management services.

•
North America Personal Solutions — provides products to consumers enabling them to monitor, manage and protect their credit, credit score and identity information and make more informed financial decisions.

•
North America Commercial Solutions — provides credit, financial, marketing and other information regarding businesses in the U.S. and Canada.

Our revenue base and business mix are diversified among our five segments as depicted in the chart below.

PRODUCTS AND SERVICES

The following chart summarizes the key products and services offered by each of the business units within our segments:

	USCIS						International			TALX
	OCIS	CFMS	DMS	Mortgage Services	North America Personal Solutions	North America Commercial Solutions	Canada Consumer	Europe	Latin America	The Work Number®	Tax & Talent Management Services

Online consumer credit reports	X			X	X		X	X	X

Consumer scores and analytical services	X	X	X	X	X		X	X	X

Enabling technology services (i.e., credit decisioning platforms)	X			X		X	X	X	X

Consumer identity authentication	X						X	X	X

Consumer financial marketing services		X		X			X	X	X

Direct marketing services and database management			X

Business credit reports, scores and analytical services						X		X	X

Business marketing services and database management						X		X	X

Business demographic information			X			X		X

Direct to consumer credit monitoring					X			X

Mortgage settlement services				X

Employment and income verification										X

Direct to government income and identity verification										X

Tax management services											X

Talent management services											X

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

OCIS customers access products through a full range of electronic distribution mechanisms, including direct real-time access, which facilitates instant decisions, such as the immediate granting of credit at the point of sale. We also develop and host customized applications that enhance the decision-making process for our customers. These decisioning technology applications assist with pre-approved offers of credit, cross-selling of various banking products and deposit amounts for telephone and utility companies. Additionally, we offer licensed solutions that facilitate the entire loan underwriting process for small to mid-sized banks and credit unions.

Mortgage Solutions. Our Mortgage Solutions products, offered in the U.S., consist of specialized credit reports that combine the reports of the three major consumer credit reporting agencies (Equifax, Experian Group and TransUnion LLC) into a single credit report provided in an online format, commonly referred to as a tri-merge report. Mortgage lenders use these tri-merge reports in making their mortgage underwriting decisions. We also offer certain mortgage settlement services, such as appraisal, title and closing services, with our traditional mortgage service offerings, with certain of these services provided through agreements with third parties.

Consumer Financial Marketing Services (CFMS). Our CFMS products apply consumer financial information to enable our customers to manage their marketing efforts, including targeting and segmentation, for efficiency and effectiveness; identify and acquire new customers for their financial products and services; and realize additional revenue from existing customers. These products utilize information derived from actual consumer data, including credit, income, asset, liquidity, net worth and spending activity, which also support many of our OCIS products. These data assets broaden the understanding of customer financial potential and opportunity which can further drive breakthrough decisioning and targeting solutions for our customers. We also provide account review services which assist our customers in managing their existing customers and prescreen services that help our clients identify potential new customers. Customers for these products primarily include institutions in the banking, brokerage, insurance, and mortgage industries as well as companies primarily focused on digital and interactive marketing.

Direct Marketing Services (DMS). Our DMS products apply consumer demographic, lifestyle and other similar information to enable our customers to target specifically defined market segments and individuals based on consumer demographic characteristics; design more effective and economically-efficient marketing campaigns; facilitate improved direct mail response; and increase customer loyalty. We offer this information in the form of a list of consumers having specific attributes for ease of use by our customers. These lists categorize consumers based on meeting certain characteristics, interests or demographic attributes (e.g., those having recently acquired a new home). Much of the information used in these products is purchased or licensed from third parties under contracts which generally have one to three year terms. We compile the remainder of the data from public record sources and information that is gathered from consumers directly through voluntary data submissions to us. Since the purchased or licensed data is obtained from public sources or other lists containing data that is generally available from multiple sources, in the event that a termination of one or more of these contracts occurs, we believe we could readily acquire the data from other sources. The information in our DMS products is generally less regulated and restricted than the credit and financial information that we maintain. We also offer database management services which facilitate our customers' use of data for marketing purposes. Customers for these products include companies who primarily sell goods and services to consumers, including retailers, manufacturers, and value added resellers.

International

The International operating segment includes our Canada Consumer, Europe and Latin America business units. These business units offer products that are similar to those available in the USCIS operating segment, although data sources tend to rely more heavily on government agencies than in the U.S. These products generate revenue in Argentina, Brazil, Canada, Chile, Ecuador, El Salvador, Honduras, Peru, Portugal, Spain, the U.K. and Uruguay. We also maintain support operations in the Republic of Ireland and Costa Rica.

Canada Consumer. Similar to our OCIS, Mortgage Solutions and CFMS business units, Canada Consumer offers products derived from the credit information that we maintain about individual consumers. We offer many products in Canada, including credit reporting and scoring, consumer marketing, risk management, fraud detection and modeling services, together with certain of our decisioning products that facilitate pre-approved offers of credit and automate a variety of credit decisions.

Europe. Our European operation provides information solutions, marketing and personal solutions products. Information solutions and personal solutions products are generated from credit records that we maintain and include credit reporting and scoring, risk management, fraud detection and modeling services. Both of these products are sold in the U.K. and our information solutions products are sold in Portugal and Spain. Our commercial products, such as business credit reporting and commercial risk management services, are only available in the U.K. Marketing products, which are similar to those offered in our CFMS and DMS business units, are primarily available in the U.K. and, to a lesser extent, in Spain.

Latin America. Our Latin American operation provides consumer and commercial information solutions products and marketing products. We offer a full range of consumer products, generated from credit records that we maintain, including credit reporting and scoring, risk management, identity verification and fraud detection services. Our consumer products are the primary source of revenue in each of the countries in which we operate, with the exception of Brazil where the majority of our revenue comes from commercial products. We offer our commercial products, which include credit reporting, decisioning tools and risk management services, in varying degrees to the countries we serve. We also provide a variety of consumer and commercial marketing products generated from our credit information databases, including business profile analysis, business prospect lists and database management, in varying degrees in the countries we serve. The other countries in which we operate include Argentina, Chile, Ecuador, El Salvador, Honduras, Peru and Uruguay.

TALX

TALX operates in the U.S. through two business units, as follows:

The Work Number® (TWN Services). TWN Services include employment, income and social security number verification services; W-2 management services (which include initial distribution, reissue and correction of W-2 forms); paperless pay services that enable employees to electronically receive pay statement information as well as review and change direct deposit account or W-4 information; integrated electronic time capture and reporting services; paperless new-hire services to bring new workers on board using electronic forms; and I-9 management services designed to help clients electronically comply with the immigration laws that require employers to complete an I-9 form for each new hire.

TWN Services enable employers to direct third-party verifiers to our website or to a toll-free telephone number to verify the employee's employment status and income data. We also offer an offline research verification service which expands employment verification to locate data outside our existing TWN database. In 2009, we increased our services to provide IRS income verifications using the IncomeChek® product as well as identity verification through a secure, web-based portal using the DirectChek® product.

We rely on payroll data received from over 2,100 organizations, including over half of Fortune 500 companies, to regularly update the TWN database. This data is updated as employers transmit data electronically directly to us each payroll period. Employers contract to provide this data to us for specified periods under the terms of contracts which range from one to five years. We use this data to provide employment and income verifications to third-party verifiers; the fees we charge for these services are generally per transaction. After the expiration of the applicable contract, absent renewal by mutual agreement of the parties, we generally do not have any further right to use the employment data we obtained pursuant to the contract. We have not experienced significant turnover in the employer contributors to the TWN database because we generally do not charge them to add their employment data to the database and the verification service we offer relieves them of the administrative burden and expense of responding to third party employment verification requests. The database contained approximately 203 million current and historic employment records at December 31, 2009.

Tax and Talent Management Services. These services are aimed at reducing the cost to the human resources function of businesses by assisting with employment tax matters and planning and improving the cost-effectiveness of talent recruitment and management. We offer a broad suite of services designed to reduce the cost of unemployment claims through effective claims representation and management and efficient processing and to better manage the tax rate that employers are assessed for unemployment taxes. We also offer our customers comprehensive services designed to research the availability of employment-related tax credits (e.g., the federal work opportunity and welfare to work tax credits and state tax credits), process the necessary filings and assist the customer in obtaining the tax credit. In talent management, we also offer secure, electronic-based psychometric testing and assessments, as well as onboarding services using online forms to complete the new hire process for employees of corporate and government agencies.

North America Personal Solutions

Our Personal Solutions products give consumers information to make financial decisions and monitor and protect credit, credit score and identity information through our Credit Watch, Score Watch and ID Patrol monitoring products. Consumers can obtain a copy of credit file information about them and their credit score. We offer monitoring products for consumers who are concerned about identity theft and data breaches, including the Credit Report Control service that allows consumers subscribing to our credit monitoring products to restrict access to their credit report to mitigate unauthorized use of Equifax credit file information by third parties. Our Debt Wise product utilizes credit report information to assist consumers in creating a debt repayment plan. Our products are available to consumers directly and through relationships with business partners who distribute our products or provide these services to their employees or customers.

North America Commercial Solutions

Our Commercial Solutions products are derived from databases of credit, financial and marketing information regarding businesses in the U.S. and Canada. The business records included in the U.S. credit database have been developed in part from the Small Business Financial Exchange, Inc., or SBFE. SBFE members, including a number of commercial lending financial institutions, contribute their data to the member-owned SBFE database which we exclusively manage. Our contract with the SBFE to manage this database is scheduled to expire in 2012, unless renewed by mutual agreement of the parties. The information comprising the database is generally not owned by us, and the participating organizations could discontinue contributing information to the database or our management contract may not be renewed; however, we believe that such an event is unlikely because contributors to the database use the aggregated information in the database to conduct their business and we have a good working relationship with the SBFE members as one of the original founders of this database.

Other databases we have compiled include loan; credit card; public records and leasing history data; trade accounts receivable performance; and Secretary of State and Securities and Exchange Commission registration information. We also offer scoring and analytical services that provide additional information to help mitigate the credit risk assumed by our customers. We also have a marketing database which hosts approximately 47 million commercial demographic data records from around the world helping companies to identify corporate family structures for enterprise visibility of customers and suppliers.

OUR BUSINESS STRATEGY

Our strategic objective is to be the trusted provider of information driven solutions that empower our customers with the ability to make critical decisions with greater confidence. Data is at the core of our value proposition. Leveraging our extensive resources, we deliver differentiated decisions through advanced data, analytics and technology.

Our comprehensive set of data assets provides a complete, 360 degree view of the consumer's financial potential and opportunity including their propensity, ability and capacity to pay. Our long-term corporate growth strategy is driven by the following initiatives:

•
Increase penetration of our customers' information solutions needs.  We seek to increase our share of customers' spending on information-related services through the development and introduction of new products such as ID management, pricing our services in accordance with the value they create, increasing the range of current services utilized by our customers, and improving the quality of sales and customer support interactions with consumers. We are also helping customers address increasing compliance requirements through the development of new products.

•
Deploy decisioning technologies and analytics globally.  We continue to invest in and develop new technology to enhance the functionality, cost-effectiveness and security of the services we offer and further differentiate our products from those offered by our competitors. In addition to custom products for large customers, we develop off-the-shelf, decisioning technology platforms that are more cost-effective for medium- and smaller-sized customers. We also develop predictive scores and analytics to help customers acquire new customers and manage their existing customer relationships. We develop a broad array of industry, risk management, cross-sell and account acquisition models to enhance the precision of our customers' decisioning activities.

•
Invest in unique data sources.  We continue to invest in and acquire unique sources of credit and non-credit information to enhance the variety and quality of our services while increasing customers' confidence in information-based business decisions. Areas of focus for investment in new sources of data include, among others, positive payment data, real estate data and new commercial business data. As an example, we acquired TALX in 2007 and IXI Corporation in 2009, which have added valuable and unique U.S. consumer data related to employment and financial assets which broadens and enriches the types of services we can offer our customers.

•
Pursue new vertical markets and expand into emerging markets.  We see numerous opportunities to expand into emerging markets both in the U.S. and internationally. In the U.S. our Capital Markets area offers unique products which enable investors and underwriters to have a more current and relevant understanding of the inherent risk in a portfolio of loans. Our Settlement Services business continues to expand its presence in the mortgage value chain with a broader offering of mortgage underwriting services. Internationally, we are investing in and building Russian and Indian ventures, as well as our existing served markets.

COMPETITION

The market for our products and services is highly competitive and is subject to constant change. Our competitors vary widely in size and the nature of the products and services they offer. Sources of competition are numerous and include the following:

•
Competition for our consumer information solutions and personal solutions products varies by both application and industry, but generally includes two global consumer credit reporting companies, Experian, and TransUnion, both of which offer a product suite similar to ours, and LifeLock, a national provider of identity theft protection products. There are also a large number of smaller competitors who offer competing products in specialized areas (such as fraud prevention, risk management and application processing and decisioning solutions) and software companies offering credit modeling services or analytical tools. We believe that our products offer our customers an advantage over those of our competitors because of the quality of our data files, which we believe to be superior in terms of depth, accuracy and availability. Other differentiators include our decisioning technology and the capabilities of our analytical services. Our competitive strategy is to emphasize customer solutions and quality while remaining competitive on price. Our marketing services products also compete with the foregoing companies and others who offer demographic information products, including Acxiom Corporation, Harte-Hanks, Inc. and infoGROUP, Inc. We also compete with Fair Isaac Corporation with respect to our analytical tools.

•
Competition for our commercial solutions products primarily includes Experian and The Dun & Bradstreet Corporation and providers of these services in the international markets we serve. We believe our U.S. small business loan information from financial institutions creates a unique database and product for the small business segment of that market.

•
Competition for our employment and income verification services includes large employers who serve their own needs through in-house systems to manage verification as well as regional online verification companies, such as Verify Jobs and First Advantage, who offer verification services along with other human resources and tax services. Competition for complementary TWN Services includes payroll processors such as Automatic Data Processing, Inc., or ADP, Paychex, Inc. and Ceridian Corporation. Competitors of our Tax Management Services include in-house management of this function primarily by large employers; ADP; and a number of smaller regional firms that offer tax management services (including Barnett Associates, Thomas & Thorngren, UC Advantage). Talent Management Services competitors include assessment service providers that offer proprietary content (Previsor, Inc., Development Dimensions International, Brainbench, Inc.), human resources consulting firms (AON Corporation, Towers Watson, Right Management Consulting) and assessment or test publishers that have proprietary delivery platforms (Devine Group, Inc., Hogan Assessments Systems, Inc., SHL Group plc).

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

MARKETS AND CUSTOMERS

Our products and services serve clients across a wide range of industries, including financial services, consumer, human resources, commercial, retail, telecommunications, automotive, utilities, brokerage, healthcare and insurance industries, as well as state and federal governments. We also serve consumers directly. Our revenue stream is highly diversified with our largest customer providing only 3% of total revenue. The following table summarizes the various end-user markets we serve:

	Percentage of Consolidated Revenue

	2009	2008

Financial	26%	31%
Mortgage	14%	11%
Consumer	10%	10%
Human Resources	10%	9%
Commercial	7%	7%
Telecommunications	6%	7%
Retail	5%	7%
Automotive	4%	5%
Marketing Services	4%	4%
Other(1)	14%	9%

	100%	100%

(1)
Other includes revenue from government, insurance and healthcare end-users.

We market our products and services primarily through our own direct sales organization that is organized around sales teams that focus on customer segments typically aligned by vertical markets and geography. Sales groups are based in our headquarters in Atlanta, Georgia, and field offices located in the U.S. and in the countries where we have operations. We also market our products and services through indirect channels, including alliance partners, joint ventures and other resellers. In addition, we sell through direct mail and various websites, such as www.equifax.com.

Our largest geographic market segments are North America (the U.S. and Canada); Europe (the U.K., Spain and Portugal); and Latin America (Argentina, Brazil, Chile, Ecuador, El Salvador, Honduras, Peru and Uruguay). We also maintain support operations in Costa Rica and the Republic of Ireland. We own an equity interest in a consumer credit information company in Russia. During 2009, we formed a joint venture, pending regulatory approval, to provide a broad range of credit data and information solutions in India.

Revenue from international customers, including end-users and resellers, amounted to 25% of our total revenue in 2009 and 27% of our total revenue in both 2008 and 2007.

TECHNOLOGY AND INTELLECTUAL PROPERTY

We generally seek protection under federal, state and foreign laws for strategic or financially important intellectual property developed in connection with our business. Certain intellectual property, where appropriate, is protected by registration under applicable trademark laws or by prosecution of patent applications. We own several patents registered in the U.S. and certain foreign countries. We also have certain registered trademarks in the U.S. and in many foreign countries. The most important of these are "Equifax," "TALX", "The Work Number" and many variations thereof. These trademarks are used in connection with most of our product lines and services. Although these patents and trademarks are important and valuable assets in the aggregate, no single patent, group of patents or trademark, other than our Equifax trademark, is critical to the success of our business.

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

We are licensed by others to use certain data, technology and other intellectual property rights they own or control, none of which is material to our business except for a license from Fair Isaac Corporation, relating to certain credit-scoring algorithms and the right to sell credit scores derived from them. This license has a five-year term expiring in June 2013 and provides for usage-based fees. Additionally, the licenses do not contain early termination provisions except for standard provisions providing the right to terminate in the event of breach by the other party. We do not hold any franchises or concessions that are material to our business or results of operations.

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

These laws and regulations that may be applied to portions of our business include, but are not limited to, the following:

•
The Fair Credit Reporting Act, or FCRA, which governs among other things the reporting of information to credit reporting agencies that engage in the practice of assembling or evaluating certain information relating to consumers, including our credit reporting business; making prescreened offers of credit; the sharing of consumer report information among affiliated and unaffiliated third parties; access to credit scores; and requirements for data furnishers and users of consumer report information. Violation of the FCRA, or of similar state laws, can result in an award of actual damages, as well as statutory and/or punitive damages in the event of a willful violation.

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

•
In Europe, Equifax is subject to the European Union, or EU, data protection laws, including the comprehensive EU Directive on Data Protection (1995), which imposes a number of obligations on Equifax with respect to use of personal data, and includes a prohibition on the transfer of personal information from the EU to other countries that do not provide consumers with an "adequate" level of privacy or security. The EU standard for adequacy is generally stricter and more comprehensive than that of the U.S. and most other countries. In the U.K., in addition to the EU Directive on Data Protection, the Data Protection Act of 1998 regulates the manner in which we can use third-party data. In addition, regulatory limitations affect our use of the Electoral Roll, one of our key data sources in the U.K. Generally, the data underlying the products offered by our U.K. Information Services and Personal Solutions product lines, excluding our Commercial Services products, are subject to these regulations. In Spain and Portugal, the privacy laws which are subject to the EU Directive on Data Protection regulate all credit bureau and personal solutions activities. Except for negative data, the laws in Spain and Portugal generally require consumer consent for all Equifax activities.

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

Tax Management Services

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

Environmental Regulation

We are subject to federal, state and local laws and regulations in the areas of safety, health and environmental protection. Compliance with these laws and regulations has not in the past had any material effect on our earnings, capital expenditures or competitive position. However, the effect of such compliance in the future cannot be predicted. We believe that we are in material compliance with applicable federal, state and local safety, health and environmental regulations.

PERSONNEL

Equifax employed approximately 6,600 employees in 15 countries as of December 31, 2009. None of our U.S. employees are subject to a collective bargaining agreement and no work stoppages have been experienced. Pursuant to local laws, certain of our employees in Argentina, Brazil and Spain are covered under government-mandated collective bargaining regulations that govern general salary and compensation matters, basic benefits and hours of work.

EXECUTIVE OFFICERS OF EQUIFAX

The executive officers of Equifax and their ages and titles are set forth below. Business experience and other information is provided in accordance with SEC rules.

Richard F. Smith (50) has been Chairman and Chief Executive Officer since December 15, 2005. He was named Chairman-Elect and Chief Executive Officer effective September 19, 2005 and was elected as a Director on September 22, 2005. Prior to that, Mr. Smith served as Chief

Operating Officer, GE Insurance Solutions, from 2004 to September 2005 and President and Chief Executive Officer of GE Property and Casualty Reinsurance from 2003 to 2004.

Lee Adrean (58) has been Corporate Vice President and Chief Financial Officer since October 2006. Prior to joining Equifax, he served as Executive Vice President and Chief Financial Officer of NDCHealth Corporation from 2004 to 2006. Prior thereto, he served as Executive Vice President and Chief Financial Officer of EarthLink, Inc. from 2000 until 2004.

Kent E. Mast (66) has served as Corporate Vice President and Chief Legal Officer since 2000. His responsibilities include legal services, global sourcing, security and compliance, government and legislative relations, corporate governance and privacy functions.

Coretha M. Rushing (53) has been Corporate Vice President and Chief Human Resources Officer since 2006. Prior to joining Equifax, she served as an executive coach and HR Consultant with Atlanta-based Cameron Wesley LLC. Prior thereto, she was Senior Vice President of Human Resources at The Coca-Cola Company, where she was employed from 1996 until 2004.

Paul J. Springman (64) has served as Corporate Vice President and Chief Marketing Officer since February 2004. Prior thereto, he was head of the Predictive Sciences unit from August 2002 until February 2004.

David C. Webb (54) became Chief Information Officer on January 19, 2010. Prior thereto, he served as Chief Operations Officer for SVB Financial Corp. from 2008, and from 2004 to 2008 was Chief Information Officer. Mr. Webb was Vice President, Investment Banking Division at Goldman Sachs, a leading global investment banking, securities and investment management firm, from 1999 to 2004. He was Chief Information Officer at Bank One from 1997 to 1999.

J. Dann Adams (52) has been President, U.S. Consumer Information Solutions since 2007. Prior thereto, he served as Group Executive, North America Information Services from November 2003 until December 2006.

William W. Canfield (71) has been President of Equifax's TALX subsidiary since May 2007. Prior thereto, he served as Chairman, President and Chief Executive Officer of TALX Corporation since 1988.

Rudolfo M. Ploder (49) has been President, International since January 2007. Prior thereto, he was Group Executive, Latin America from February 2004 to January 2007.

Joseph M. Loughran, III (42) has been President, North America Personal Solutions since January 4, 2010. Prior thereto, he was Senior Vice President — Corporate Development from April 2006 to December 2009. Prior to joining Equifax he held various executive roles at BellSouth Corporation from May 2001 to April 2006, including most recently Managing Director-Corporate Strategy and Planning from May 2005 to April 2006. Prior to joining BellSouth, Mr. Loughan held various roles with McKinsey & Company, King & Spalding, and Lazard Frères & Co.

Alejandro ("Alex") Gonzalez (40) has been President, North America Commercial Solutions since January 4, 2010. Prior thereto, he was Senior Vice President of Strategic Marketing from December 2005 to December 2009, and Customer Experience Leader for GE Insurance Solutions from January 2005 to December 2005.

Nuala M. King (56) has been Senior Vice President and Controller since May 2006. Prior thereto, she was Vice President and Corporate Controller from March 2004 to April 2006. Prior to joining Equifax, Ms. King served as Corporate Controller for UPS Capital from March 2001 until March 2004.

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described below in Item 1A. Risk Factors, and elsewhere in this report and those described from time to time in our future reports filed with the United States Securities and Exchange Commission, or SEC. As a result of such risks and uncertainties, we urge you not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

AVAILABLE INFORMATION

Detailed information about us is contained in our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports, and amendments to those reports, that we file with, or furnish to, the SEC. These reports are available free of charge at our website, www.equifax.com, as soon as reasonably practicable after we electronically file such reports with or furnish such reports to the SEC. However, our website and any contents thereof should not be considered to be incorporated by reference into this document. We will furnish copies of such reports free of charge upon written request to Corporate Secretary, Equifax Inc., P.O. Box 4081, Atlanta, Georgia, 30302.

ITEM 1A.  RISK FACTORS

Because of the following factors, as well as other variables affecting our financial condition and operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in a future period.

Economic weakness and uncertainty could materially adversely affect us.

Our operations and performance depend significantly on worldwide economic conditions. Continued economic weakness and uncertainty could harm our consolidated financial position, results of operations, cash flows, and stock price, and limit our ability to sustain profitability. Such economic conditions also make it more difficult for us to make accurate forecasts of our revenue, gross margins and expenses.

Our business customers use our credit information and related analytical services and data to process applications for new credit cards, automobile loans, home mortgages, home equity loans and other consumer loans, and to manage their existing credit relationships. Bank and other lenders' willingness to extend credit has been adversely affected by elevated consumer delinquency and loan losses in the current weak economy. Consumer demand for credit (i.e., rates of spending and levels of indebtedness) also tends to grow more slowly or decline during periods of economic contraction or slow economic growth. Rising rates of unemployment and interest, declines in income, home prices, or investment values, lower consumer confidence and reduced access to credit adversely affect demand for our products and services, and consequently our revenue, as customers may continue to postpone spending and their use of credit.

In addition, we have experienced gross margin declines in certain businesses, reflecting the effect of items such as reduced demand for our services, competitive pricing pressures and increases in expenses resulting from higher labor, development and other costs that we are unable to pass on to our customers. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, information technology and development and other costs, if we were unable to respond quickly enough to changes in our revenues, we could experience further reductions in our gross margins.

Economic weakness and uncertainty could cause our expenses to vary materially from our expectations. Any renewed financial turmoil affecting the banking system and financial markets could negatively impact our treasury operations. Also, if our customers' markets decline, we may not be able to collect on outstanding amounts due to us as the financial condition of such parties may deteriorate rapidly and without notice in times of market volatility and disruption. Poor financial performance of asset markets could lead to increased pension and post-retirement benefit expenses. Other income and expense could vary materially from expectations depending on changes in interest rates, borrowing costs, currency exchange rates, hedging expenses and the fair value of derivative instruments. Economic downturns also may lead to further restructuring actions and associated expenses.

The loss of access to credit and other data from external sources could harm our ability to provide our products and services.

We rely extensively upon data from external sources to maintain our proprietary and non-proprietary databases, including data received from customers, strategic partners and various government and public record sources. Our data sources could withdraw their data from us for a variety of reasons, including legislatively or judicially imposed restrictions on use. We also compete with several of our third-party data suppliers. If a substantial number of data sources or certain key data sources were to withdraw or be unable to provide their data, if we were to lose access to data due to government regulation, or if the collection of data becomes uneconomical, our ability to provide products and services to our clients could be materially adversely impacted, which could result in decreased revenue, net income and earnings per share.

Our markets are highly competitive and new product introductions and pricing strategies being offered by our competitors could decrease our sales and market share or require us to reduce our prices in a manner that reduces our operating margins.

We operate in a number of geographic, product and service markets that are highly competitive, as described above under "Item 1. Business — Competition." Competitors may develop products and services that are superior to or that achieve greater market acceptance than our products and services. The size of our competitors varies across market segments, as do the resources we have allocated to the segments we target. Therefore, some of our competitors may have significantly greater financial, technical, marketing or other resources than we do in one or more of our market segments, or overall. As a result, our competitors may be in a position to respond more quickly than we can to new or emerging technologies and changes in customer requirements, or may devote greater resources than we can to the development, promotion, sale and support of products and services. Moreover, new competitors or alliances among our competitors may emerge and potentially reduce our market share, revenue or margins.

Some of our competitors may choose to sell products competitive to ours at lower prices by accepting lower margins and profitability, or may be able to sell products competitive to ours at lower prices given proprietary ownership of data, technological superiority or economies of scale. Price reductions by our competitors could negatively impact our margins and results of operations and could also harm our ability to obtain new customers on favorable terms. Historically, certain of our key products have experienced declines in per unit pricing due to competitive factors and customer demand. If prices decline in the future at faster rates than in the past due to unforeseen changes in competition or customer demand, our business could be adversely affected.

If we do not introduce successful new products and services in a timely manner, our products and services will become obsolete and our operating results will suffer.

We generally sell our products in industries that are characterized by rapid technological changes, frequent new product and service introductions and changing industry standards. In addition, certain of the markets in which we operate are seasonal and cyclical. Without the timely introduction of new products, services and enhancements, our products and services will become technologically or commercially obsolete over time, in which case our revenue and operating results would suffer. The success of our new products and services will depend on several factors, including our ability to properly identify customer needs; innovate and develop new technologies, services and applications; successfully commercialize new technologies in a timely manner; produce and deliver our products in sufficient volumes on time; differentiate our offerings from competitor offerings; price our products competitively; anticipate our competitors' development of new products, services or technological innovations; and control product quality in our product development process.

Failure to adjust our business due to changing market conditions or failure to estimate our customers' demand could adversely affect our income.

Our income could be harmed if we are unable to adjust our business to market fluctuations, including those caused by the cyclical nature of the markets in which we operate. The sale of our products and services are dependent, to a large degree, on customers whose industries are subject to cyclical trends in the demand for their products. Consumer demand for credit is particularly volatile, in the current environment, making demand difficult to anticipate.

The impact of consolidation in the financial services, mortgage, retail, telecommunications and other markets is difficult to predict and may harm our business.

The financial services, mortgage, retail and telecommunications industries are intensely competitive and have been subject to increasing consolidation. Continuation of the consolidation trends in these and other industries could result in lower average prices for the larger combined entities, lower combined purchases of our services than were purchased cumulatively by separate entities prior to consolidation, or existing competitors increasing their market share in newly consolidated entities, which could have a material adverse effect on our business, financial condition and results of operations if we are not retained or chosen as a service provider. We may not be able to compete successfully in an increasingly consolidated industry and cannot predict with certainty how industry consolidation will affect our competitors or us.

Our cost reduction and restructuring initiatives may not result in anticipated savings or may negatively affect the quality or effectiveness of our services.

Over the past several years, we have implemented, and are continuing to implement, significant cost-reduction measures. These measures have been taken in an effort to improve or maintain our profitability in the face of pressure on revenues and realign our company to focus on strategic initiatives. We have incurred restructuring charges in connection with these cost reduction efforts. If these measures are not fully completed or are not completed in a timely fashion, we may not realize their full potential benefit. Such efforts may also be disruptive to our operations. These cost reduction measures may have the effect of reducing our talent pool and available resources and, consequently, could have long-term effects on our business by decreasing or slowing improvements in our products, affecting our ability to respond to customers, limiting our ability to expand in new markets or to hire and retain key personnel.

Dependence on outsourcing certain portions of our supply and distribution chain may adversely affect our ability to bring products to market and damage our reputation. Dependence on outsourced information technology and other administrative functions may impair our ability to operate effectively.

As part of our efforts to streamline operations and to reduce operating costs, we have outsourced various components of our application development, information technology, operational support and administrative functions and will continue to evaluate additional outsourcing. Although we have implemented service level agreements and have established monitoring controls, if our outsourcing vendors fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and support our customers, and our reputation could suffer. Any failure to perform on the part of these third party providers could impair our ability to operate effectively and could result in lower future revenue, unexecuted efficiencies and adversely impact our results of operations and our stock price. Much of our outsourcing takes place in developing countries and, as a result, may be subject to geopolitical uncertainty.

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

Interest rates and credit ratings could adversely affect our cost of capital and net income.

Rising interest rates, credit market dislocations and decisions and actions by credit rating agencies can affect the availability and cost of our funding. Credit rating downgrades or negative changes to ratings outlooks can increase our cost of capital and hurt our competitive position. Guidance from rating agencies as to acceptable leverage can affect our returns as well.

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

In 1988, we entered into an agreement with Computer Sciences Corporation, or CSC, and certain of its affiliates under which CSC's credit reporting agencies utilize our computerized credit database services. Under this agreement, CSC has an option, exercisable at any time, to sell its credit reporting business to us. The option expires in August 2013. The option exercise price will be determined by an appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if CSC were to exercise the option at December 31, 2009, the option price would have been approximately $600 million to $675 million. This estimate is based solely on our internal analysis of the value of the business, current market conditions and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than the estimated amount. If CSC were to exercise its option, we would have to obtain additional sources of funding. We believe that this funding would be available from sources such as additional bank lines of credit and the issuance of public debt and/or equity. However, the availability and terms of any such capital financing would be subject to a number of factors, including credit or equity market conditions, general economic conditions and our financial performance and condition. Because we do not control the timing of the exercise, if any, by CSC of its option, we could be required to seek such financing and increase our debt levels at a time when market or other conditions are unfavorable.

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

Our customers and we are subject to various current governmental regulations, and could be affected by new laws or regulations, compliance with which may cause us to incur significant expenses, and if we fail to maintain satisfactory compliance with certain regulations, we could be subject to civil or criminal penalties.

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

Sales outside the U.S. make up approximately 25% of our net operating revenue and, as a result, our business is subject to various risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent an increasing portion of our total revenue. In addition, many of our employees, suppliers, job functions and facilities are increasingly located outside the U.S. Accordingly, our future results could be harmed by a variety of factors, including:

•
changes in specific country or region political, economic or other conditions;

•
trade protection measures;

•
data privacy and consumer protection regulations;

•
difficulty in staffing and managing widespread operations;

•
differing labor, intellectual property protection and technology standards and regulations;

•
business licensing requirements or other requirements relating to making foreign direct investments, which could increase our cost of doing business in certain jurisdictions, prevent us from entering certain markets, increase our operating costs or lead to penalties or restrictions;

•
difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner;

•
changes in tax laws; and

•
geopolitical instability, including terrorism and war.

We earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including among others the British pound, the Canadian dollar, the Brazilian real, the Chilean peso and the Euro. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenue, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. We generally do not mitigate the risks associated with fluctuating exchange rates, although we may from time to time through forward contracts or other derivative instruments hedge a portion of our translational foreign currency exposure or exchange rate risks associated with material transactions which are denominated in a foreign currency. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Accordingly, fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, may materially affect our consolidated financial results.

In many foreign countries, particularly those with developing economies, it is common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to facilitate compliance with these laws, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business and reputation.

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

Many of our products are accessed through the Internet, including our consumer and commercial information services. Security breaches in connection with the delivery of our products and services via the Internet otherwise may affect us or our industry and could be detrimental to our reputation, business, operating results and financial condition. We cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography or other developments will not compromise or breach the technology protecting the networks that access our products and services.

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

Changes in tax laws and requirements and accounting standards could affect our future results.

We are subject to taxes in the U.S. and numerous foreign jurisdictions. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax rates or their interpretation. In addition, the Obama Administration and the U.S. Congress have recently announced proposals for new U.S. tax legislation that, if adopted, could adversely affect our tax rate. Any of these changes could have a material adverse effect on our profitability. We are also subject to the continued examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance that the outcomes from these examinations will not materially adversely affect our financial condition and results of operations.

New accounting standards or pronouncements that may become applicable to us from time to time, or changes in the interpretation of existing standards and pronouncements, could have a significant effect on our reported results for the affected periods.

Unfavorable results of legal proceedings could materially affect us.

We are subject to legal proceedings and claims that have arisen out of the ordinary conduct of our business and are not yet resolved and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. We may be faced with significant monetary damages or injunctive relief against us that would materially adversely affect a portion of our business and might materially affect our financial condition and operating results.

We are subject to risks associated with the availability and coverage of insurance.

For certain risks, we do not maintain insurance coverage because of cost and/or availability. Because we retain some portion of insurable risks, and in some cases self-insure completely, unforeseen or catastrophic losses in excess of insured limits could materially adversely affect our financial performance and operating results.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our executive offices are located at 1550 Peachtree Street, N.W., Atlanta, Georgia, in a leased facility. On February 27, 2009, we notified the lessor that we intend to exercise our purchase option in accordance with the lease terms. By making this notification, we committed to purchase the building for $29.0 million on February 26, 2010.

Our other properties are geographically distributed to meet sales and operating requirements worldwide. We consider these properties to be both suitable and adequate to meet our current operating requirements, and most of the space is being utilized. We ordinarily lease office space for conducting our business and are obligated under approximately 90 leases and other rental arrangements for our headquarters and field locations. We owned four office buildings at December 31, 2009, including two buildings which house our Atlanta, Georgia data center, as well as buildings utilized by our Latin America operations located in Sao Paulo, Brazil and Santiago, Chile. We also own 23.5 acres adjacent to the Atlanta, Georgia data center.

For additional information regarding our obligations under leases, see Note 5 of the Notes to Consolidated Financial Statements in this report. We believe that suitable additional space will be available to accommodate our future needs.

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

Gillespie Litigation. In an action filed January 10, 2005 in the U.S. District Court for the Northern District of Illinois, captioned Heather Gillespie, et al. v. Equifax Information Services LLC, plaintiffs asserted on behalf of themselves and all similarly situated individuals that Equifax violated the Fair Credit Reporting Act by failing to clearly and accurately disclose the date of first delinquency in consumer credit file disclosures. On October 15, 2008, the District Court granted plaintiffs' motion for certification of a class action consisting of certain consumers who resided in New Jersey or North Carolina during the class period. The class sought statutory and punitive damages and attorneys' fees. On August 25, 2009, the parties entered into a settlement agreement with respect to all claims. On December 18, 2009, the District Court entered a final judgment approving the settlement.

Other. Equifax has been named as a defendant in various other legal actions, including administrative claims, class actions and other litigation arising in connection with our business. Some of the legal actions include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. We believe we have strong defenses to and, where appropriate, will vigorously contest, many of these matters. Given the number of these matters, some are likely to result in adverse judgments, penalties, injunctions, fines or other relief. However, we do not believe that these litigation matters will be individually material to our financial condition or results of operations. We may explore potential settlements before a case is taken through trial because of the uncertainty and risks inherent in the litigation process.

For information regarding contingent tax claims raised by the Canada Revenue Agency, and our accounting for legal contingencies, see Note 5 of the Notes to Consolidated Financial Statements in this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2009.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Equifax's common stock is traded on the New York Stock Exchange under the symbol "EFX". As of January 31, 2010, Equifax had approximately 6,122 holders of record; however, Equifax believes the number of beneficial owners of common stock exceeds this number.

The table below sets forth the high and low sales prices per share of Equifax common stock, as reported on the New York Stock Exchange, for each quarter in the last two fiscal years and dividends declared per share:

(In dollars)	High Sales Price	Low Sales Price	Dividends(1)

2009
First Quarter	$28.43	$19.63	$0.04
Second Quarter	$29.62	$24.00	$0.04
Third Quarter	$29.33	$24.39	$0.04
Fourth Quarter	$31.64	$27.21	$0.04
2008
First Quarter	$37.28	$31.49	$0.04
Second Quarter	$39.95	$33.43	$0.04
Third Quarter	$37.29	$32.43	$0.04
Fourth Quarter	$34.20	$19.38	$0.04

(1)
Equifax's Senior Credit Facility restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if a default exists or would result according to the terms of the credit agreement.

Shareholder Return Performance Graph

The following graph compares Equifax's five-year cumulative total shareholder return with that of the Standard & Poor's Composite Stock Index (S&P 500) and two peer group indices, the Dow Jones U.S. General Financial Index, and the S&P 500 Commercial & Professional Services Index which is a subset of the S&P Stock Index that includes companies that provide business-to-business services. The graph assumes that value of the investment in our Common Stock and each index was $100 on the last trading day of 2003 and that all quarterly dividends were reinvested without commissions. Our past performance may not be indicative of future performance.

COMPARATIVE FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG EQUIFAX INC., S&P 500, DOW JONES U.S. GENERAL FINANCIAL, AND S&P 500 COMMERCIAL & PROFESSIONAL SERVICES INDICES

	Fiscal Year Ended December 31,

	Initial	2005	2006	2007	2008	2009

Equifax Inc.	100.0	135.90	145.78	131.09	96.08	112.61
S&P 500	100.0	104.91	121.48	128.16	80.74	102.11
DJ U.S. General Financial	100.0	107.93	134.26	113.67	43.52	65.93
S&P 500 Comm. & Prof. Services	100.0	98.04	108.88	95.05	69.19	78.46

The table below contains information with respect to purchases made by or on behalf of Equifax of its common stock during the fourth quarter ended December 31, 2009:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(3)

September 30, 2009				$149,086,930
October 1 – October 31, 2009	325	$—	—	$149,086,930
November 1 – November 30, 2009	927,857	$29.26	926,533	$121,976,574
December 1 – December 31, 2009	33,367	$—	—	$121,976,574

Total	961,549	$29.26	926,533	$121,976,574

(1)
The total number of shares purchased includes: (a) shares purchased pursuant to our publicly-announced share repurchase program, or Program; and (b) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options and vesting of restricted stock, totaling 325 shares for the month of October 2009, 1,324 shares for the month of November 2009, and 33,367 shares for the month of December 2009.
(2)
Average price paid per share for shares purchased as part of our publicly-announced plan (includes brokerage commissions).
(3)
Under share repurchase programs authorized by our Board of Directors, we purchased 0.9 million common shares on the open market during the twelve months ended December 31, 2009 for $23.8 million. Additionally, we purchased 0.4 million shares from the Equifax Employee Stock Benefits Trust for $12.5 million during the fourth quarter of 2009. At December 31, 2009, the amount authorized for future share repurchases under the Program was $121.9 million.

Information relating to compensation plans under which the Company's equity securities are authorized for issuance is included in the section captioned "Equity Compensation Plan Information" in our 2010 Proxy Statement and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The table below summarizes our selected historical financial information for each of the last five years. The summary of operations data for the years ended December 31, 2009, 2008 and 2007, and the balance sheet data as of December 31, 2009 and 2008, have been derived from our audited Consolidated Financial Statements included in this report. The summary of operations data for the years ended December 31, 2006 and 2005, and the balance sheet data as of December 31, 2007, 2006 and 2005, have been derived from our audited Consolidated Financial Statements not included in this report. The historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements in this report.

	Twelve Months Ended December 31,

(In millions, except per share data)	2009(1)(2)(4)	2008(2)(4)	2007(5)	2006(4)(6)	2005

Summary of Operations:
Operating revenue	$1,824.5	$1,935.7	$1,843.0	$1,546.3	$1,443.4
Operating expenses	$1,416.9	$1,458.5	$1,356.8	$1,110.2	$1,021.4
Operating income	$407.6	$477.2	$486.2	$436.1	$422.0
Consolidated net income	$240.5	$279.0	$278.8	$279.0	$251.4
Net income attributable to Equifax	$233.9	$272.8	$272.7	$274.5	$246.5
Dividends paid to Equifax shareholders	$20.2	$20.5	$20.7	$20.3	$20.2
Diluted earnings per common share	$1.83	$2.09	$2.02	$2.12	$1.86
Cash dividends declared per common share	$0.16	$0.16	$0.16	$0.16	$0.15
Weighted-average common shares oustanding (diluted)(5)	127.9	130.4	135.1	129.4	132.2

	As of December 31,

(In millions)	2009(1)	2008	2007(3)(5)	2006	2005

Balance Sheet Data:
Total assets	$3,550.5	$3,260.3	$3,523.9	$1,790.6	$1,831.5
Short-term debt and current maturities(7)	$183.2	$31.9	$222.1	$330.0	$92.3
Long-term debt, net of current portion	$990.9	$1,187.4	$1,165.2	$173.9	$463.8
Total debt, net	$1,174.1	$1,219.3	$1,387.3	$503.9	$556.1
Shareholders' equity	$1,615.0	$1,323.5	$1,408.0	$844.2	$825.2
(1)
On October 27, 2009, we acquired IXI Corporation for $124.0 million. On November 2, 2009, we acquired Rapid Reporting Verification Company for $72.5 million. The results of these acquisitions are included in our Consolidated Financial Statements subsequent to the acquisition dates. For additional information about these acquisitions, see Note 2 of the Notes to Consolidated Financial Statements in this report.
(2)
During 2009 and 2008, we recorded restructuring and asset write-down charges of $24.8 million and $16.8 million, respectively ($15.8 million and $10.5 million, respectively, net of tax). For additional information about these charges, see Note 10 of the Notes to the Consolidated Financial Statements in this report.
(3)
During 2007, total debt increased as a result of our issuance of $550.0 million of ten- and thirty-year fixed rate senior notes during the second quarter, our assumption of $75.0 million in senior guaranteed notes of TALX due 2012, and the commencement of a commercial paper program for general corporate purposes.
(4)
During 2009, we recorded a $7.3 million income tax benefit related to our ability to utilize foreign tax credits beyond 2009. In 2008 and 2006, we recorded income tax benefits of $14.6 million and $9.5 million, respectively, related to uncertain tax positions for which the statute of limitations expired. For additional information about these benefits, see Note 6 of the Notes to the Consolidated Financial Statements in this report.
(5)
On May 15, 2007, we acquired all the outstanding shares of TALX. Under the terms of the transaction, we issued 20.6 million shares of Equifax common stock and 1.9 million fully-vested options to purchase Equifax common stock, and paid approximately $288.1 million in cash, net of cash acquired. We also assumed TALX's outstanding debt, which had a fair value totaling $177.6 million at May 15, 2007. The results of TALX's operations are included in our Consolidated Financial Statements beginning on the date of acquisition. For additional information about the TALX acquisition, see Note 2 of the Notes to Consolidated Financial Statements in this report.
(6)
On January 1, 2006, we adopted new accounting guidance regarding stock-based compensation which resulted in additional compensation expense for years ending after December 31, 2005. For additional information about our stock-based compensation, see Note 7 of the Notes to Consolidated Financial Statements in this report.
(7)
Includes a $29.0 million capital lease obligation in 2009 related to our headquarters building. For additional information about our headquarters building lease, see Note 5 of the Notes to Consolidated Financial Statements in this report.

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

BUSINESS OVERVIEW

We are a leading global provider of information solutions, employment, income and social security number verifications and human resources business process outsourcing services. We leverage some of the largest sources of consumer and commercial data, along with advanced analytics and proprietary technology, to create customized insights which enable our business customers to grow faster, more efficiently, more profitably and to inform and empower consumers.

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

Segment and Geographic Information

Segments. The U.S. Consumer Information Solutions, or USCIS, segment, the largest of our five segments, consists of four product and service lines: Online Consumer Information Solutions, or OCIS; Mortgage Solutions; Consumer Financial Marketing Services; and Direct Marketing Services. OCIS and Mortgage Solutions revenue is principally transaction-based and is derived from our sales of products such as consumer credit reporting and scoring, mortgage settlement services, identity verification, fraud detection and modeling services. USCIS also markets certain of our decisioning products which facilitate and automate a variety of consumer credit-oriented decisions. Consumer Financial Marketing Services and Direct Marketing Services revenue is principally project- and subscription-based and is derived from our sales of batch credit, consumer wealth or demographic information such as those that assist clients in acquiring new customers, cross-selling to existing customers and managing portfolio risk.

The International segment consists of Canada Consumer, Europe and Latin America. Canada Consumer's products and services are similar to our USCIS offerings, while Europe and Latin America are made up of varying mixes of product lines that are in our USCIS, North America Commercial Solutions and North America Personal Solutions reportable segments.

The TALX segment consists of The Work Number® and Tax and Talent Management business units. The Work Number revenue is transaction-based and is derived primarily from employment, income and social security number verifications. Tax and Talent Management revenues are derived from our provision of certain human resources business process outsourcing services that include both transaction- and subscription-based product offerings. These services assist our customers with the administration of unemployment claims and employer-based tax credits and the assessment of new hires.

North America Personal Solutions revenue is both transaction- and subscription-based and is derived from the sale of credit monitoring, debt management and identity theft protection products, which we deliver to consumers through the mail and electronically via the internet.

North America Commercial Solutions revenue is principally transaction-based, with the remainder project-based, and is derived from the sale of business information, credit scores and portfolio analytics that enable customers to utilize our reports to make financial, marketing and purchasing decisions related to businesses.

Geographic Information. We currently operate in the following countries: Argentina, Brazil, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay, and the U.S. Our operations in Costa Rica and the Republic of Ireland focus on data handling and customer support activities. We own an equity interest in a consumer credit information company in Russia. During 2009, we formed a joint venture, pending regulatory approval, to provide a broad range of credit data and information solutions in India. Of the countries we operate in, 75% of our revenue was generated in the U.S. during the twelve months ended December 31, 2009.

Key Performance Indicators. Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the twelve months ended December 31, 2009, 2008 and 2007, include the following:

	Key Performance Indicators Twelve Months Ended December 31,

(Dollars in millions, except per share data)	2009	2008	2007

Operating revenue	$1,824.5	$1,935.7	$1,843.0
Operating revenue change	(6)%	5%	19%
Operating income	$407.6	$477.2	$486.2
Operating margin	22.3%	24.7%	26.4%
Net income attributable to Equifax	$233.9	$272.8	$272.7
Diluted earnings per share	$1.83	$2.09	$2.02
Cash provided by operating activities	$418.4	$448.1	$453.5
Capital expenditures	$70.7	$110.5	$118.5

Operational Highlights.

•
On October 27, 2009, we acquired IXI Corporation, a provider of consumer wealth and asset data, for $124.0 million. On November 2, 2009, we acquired Rapid Reporting Verification Company, a provider of IRS tax transcript information and social security number authentication services, for $72.5 million.

•
During the first and fourth quarters of 2009, we recorded restructuring charges of $8.4 million and $16.4 million, respectively ($5.4 million and $10.4 million, respectively, net of tax).

•
We repurchased 0.9 million shares of our common stock on the open market for $23.8 million during 2009.

•
Total debt was $1.17 billion at December 31, 2009, a decrease of $45.2 million from December 31, 2008.

Business Environment, Company Outlook and Strategy

We continue to be challenged by a difficult operating environment, causing a reduction in revenue for certain traditional credit-related services. Also, increased regulation is introducing new complexity in the marketing of product and service offerings to financial institutions and increasing compliance requirements for our customers. Accordingly, we are further diversifying our revenues by pursuing and investing in key strategic initiatives including new product innovation, differentiated decisioning solutions leveraging our diverse data assets and technology, acquiring new data assets and technologies, and international expansion. We are also focused on managing our expenses through the use of LEAN, Workout and other process improvement initiatives in order to maintain operating margins, earnings performance, and cash flow.

For 2010, we anticipate GDP growth to be modest, but improving; employment to see slight improvement during the second half of the year; and home prices to continue to face pressure due to foreclosures. We anticipate increasing interest for our services from credit card issuers as the new credit card regulatory changes became effective in February of this year. As a result, we expect to see revenue growth gradually improve in 2010. Given our outlook and current foreign exchange rates, we expect operating results to be stable at their current levels during the first half of the year, with some increase in performance during the second half.

RESULTS OF OPERATIONS — TWELVE MONTHS ENDED DECEMBER 31, 2009, 2008 AND 2007

Consolidated Financial Results

Operating Revenue

Operating Revenue	Twelve Months Ended December 31,			Change

				2009 vs. 2008		2008 vs. 2007
(Dollars in millions)	2009	2008	2007	$	%	$	%

U.S. Consumer Information Solutions	$820.7	$890.8	$969.7	$(70.1)	(8)%	$(78.9)	(8)%
International	438.6	505.7	472.8	(67.1)	(13)%	32.9	7%
TALX	346.4	305.1	179.4	41.3	14%	125.7	70%
North America Personal Solutions	149.0	162.6	153.5	(13.6)	(8)%	9.1	6%
North America Commercial Solutions	69.8	71.5	67.6	(1.7)	(2)%	3.9	6%

Consolidated operating revenue	$1,824.5	$1,935.7	$1,843.0	$(111.2)	(6)%	$92.7	5%

The decrease in revenue for 2009, as compared to 2008, was primarily due to continued global economic weakness, which significantly impacted demand for our U.S. Consumer Information Solutions, International and North America Personal Solutions business units when compared to 2008, as well as the unfavorable effects of foreign exchange rates. Foreign currency negatively impacted 2009 revenue by $48.9 million, or 3%. This decrease was partially offset by strength in our TALX segment and Mortgage Solutions business within U.S. Consumer Information Solutions. For additional information about revenue fluctuations and operating income by segment, see "Segment Financial Results" below.

2008 revenue increased 5%, or $92.7 million, compared to 2007 primarily due to the full year inclusion of TALX, which was acquired on May 15, 2007. Revenue in our four other business units collectively declined by $33.0 million, or 2%, as growth in our International, North America Personal Solutions and North America Commercial Solutions segments through the first nine months of the year was able to partially, but not fully, offset an 8% decline in our USCIS business. Although the impact of foreign currency exchange rates on 2008 full year revenue growth was minimal, a strengthening of the U.S. dollar in the fourth quarter of 2008 compared to 2007 exchange rates negatively impacted fourth quarter revenue growth.

Operating Expenses

Operating Expenses	Twelve Months Ended December 31,			Change

				2009 vs. 2008		2008 vs. 2007
(Dollars in millions)	2009	2008	2007	$	%	$	%

Consolidated cost of services	$767.8	$792.0	$757.4	$(24.2)	(3)%	$34.6	5%
Consolidated selling, general and administrative expenses	490.3	511.1	471.7	(20.8)	(4)%	39.4	8%
Consolidated depreciation and amortization expense	158.8	155.4	127.7	3.4	2%	27.7	22%

Consolidated operating expenses	$1,416.9	$1,458.5	$1,356.8	$(41.6)	(3)%	$101.7	8%

Cost of Services. The decrease in cost of services for 2009, as compared to the prior year, was primarily due to the impact of foreign currency translation. The impact of foreign currency translation decreased our cost of services by $19.2 million during 2009. The remaining decrease was due to lower technology outsourcing costs resulting from a renegotiated contract with a large service provider and lower personnel costs resulting from our third quarter 2008 and 2009 headcount reductions. This decrease was partially offset by increased production costs related to growth in demand for our settlement services products within our Mortgage Solutions business and increased postretirement employee benefit costs. We reclassified $13.2 million and $5.4 million of selling, general and administrative expense during the twelve months ended December 31, 2008 and

2007, respectively, to cost of services to conform to the current period presentation.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2009 decreased $20.8 million when compared to 2008. Of this decline, $12.7 million resulted from foreign currency translation. The remaining decrease was primarily due to reduced legal expenses, lower technology and occupancy costs and reduced personnel and incentive costs due to the 2008 and 2009 headcount reductions, partially offset by a $10.4 million increase in restructuring charges in 2009, increased advertising and insurance costs and higher postretirement employee benefits cost.

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

Depreciation and Amortization. Depreciation and amortization expense increased $3.4 million over 2008. Excluding the positive foreign currency translation impact of $2.6 million, depreciation and amortization expense increased $6.0 million over the prior year. The increase is primarily due to our fourth quarter 2009 acquisitions of IXI Corporation and Rapid Reporting Verification Company which contributed $1.8 million of incremental depreciation and amortization expense and the inclusion of a full year of depreciation and amortization expense for our 2008 acquisitions, partially offset by the absence of a $2.4 million software write-down charge recognized in 2008.

The increase in depreciation and amortization expense for 2008, as compared to 2007, was primarily due to the inclusion of a full year of results from our acquisition of TALX, which contributed $24.3 million of incremental depreciation and amortization expense in 2008, and a $2.4 million software write-down charge recorded in the third quarter of 2008 associated with our business realignment.

For additional information about our restructuring charges, see Note 10 of the Notes to the Consolidated Financial Statements in this report.

Operating Income and Operating Margin

Operating Income and Operating Margin	Twelve Months Ended December 31,			Change

				2009 vs. 2008			2008 vs. 2007
(Dollars in millions)	2009	2008	2007	$	%		$	%

Consolidated operating revenue	$1,824.5	$1,935.7	$1,843.0	$(111.2)	(6)%		$92.7	5%
Consolidated operating expenses	(1,416.9)	(1,458.5)	(1,356.8)	41.6	(3)%		(101.7)	8%

Consolidated operating income	$407.6	$477.2	$486.2	$(69.6)	(15)%		$(9.0)	(2)%

Consolidated operating margin	22.3%	24.7%	26.4%		(2.4	) pts		(1.7	) pts

The decline in operating margin for 2009, as compared to 2008, was primarily due to lower operating income in our USCIS, International and North America Personal Solutions segments and $8.0 million of additional restructuring charges in 2009, partially offset by growth in our TALX operating income. The operating income declines for the aforementioned segments are attributed to reductions in revenue resulting from global economic weakness, partially offset by lower operating expenses due to headcount reductions, reduced incentive costs and lower technology outsourcing costs.

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

Other Expense, Net

Other Expense, Net	Twelve Months Ended December 31,			Change

				2009 vs. 2008		2008 vs. 2007
(Dollars in millions)	2009	2008	2007	$	%	$	%

Consolidated interest expense	$57.0	$71.3	$58.5	$(14.3)	(20)%	$12.8	22%
Consolidated other income, net	(6.0)	(6.2)	(3.0)	0.2	(2)%	(3.2)	106%

Consolidated other expense, net	$51.0	$65.1	$55.5	$(14.1)	(22)%	$9.6	17%

Average cost of debt	4.8%	5.3%	6.1%
Total consolidated debt, net, at year end	$1,174.1	$1,219.3	$1,387.3	$(45.2)	(4)%	$(168.0)	(12)%

The decrease in other expense, net, for 2009, as compared to 2008, was primarily due to lower interest rates on our floating rate debt, which drove the average cost of our total debt from 5.3% in 2008 to 4.8% in 2009, as well as a reduced level of debt outstanding during 2009. Our average debt balance fell to $1.18 billion in 2009 from $1.34 billion in 2008. For additional information about our debt agreements, see Note 4 of the Notes to the Consolidated Financial Statements in this report. Other income, net, for 2009 primarily includes a $2.2 million mark-to-market adjustment on certain insurance policies, a $1.1 million gain on our repurchase of $7.5 million principal amount of our ten-year senior notes due 2017 and a $1.3 million gain related to a litigation settlement.

The increase in other expense, net, for 2008, as compared to the prior period, was primarily due to increased interest expense driven by a higher level of debt which was used to fund the acquisition of TALX in 2007 and our share repurchase activity in both years. Our average debt balance rose to $1.34 billion in 2008 from $963.5 million in 2007. Other income, net, in 2008 includes a $5.5 million gain on our repurchase of $20 million principal amount of ten-year senior notes due 2017.

Income Taxes

Provision for Income Taxes	Twelve Months Ended December 31,			Change

				2009 vs. 2008		2008 vs. 2007
(Dollars in millions)	2009	2008	2007	$	%	$	%

Consolidated provision for income taxes	$116.1	$133.1	$151.9	$(17.0)	(13)%	$(18.8)	(12)%
Effective income tax rate	32.6%	32.3%	35.3%

Our effective income tax rate for 2009 was up slightly compared to 2008. The 2009 rate reflects the recognition of a $7.3 million income tax benefit in the fourth quarter of 2009 related to our ability to utilize foreign tax credits beyond 2009. Additionally, we recorded favorable discrete items in 2009 related to foreign and state taxes and an investment loss in a subsidiary. With the fourth quarter 2009 adjustments, we have recognized the benefit of foreign tax credit carryforwards that would have reduced future tax expense. As a result, we expect our effective tax rate in 2010 to increase to a range of 37% to 38%.

Our effective income tax rate for 2008 was down from 2007, primarily due to the recognition of a $14.6 million income tax benefit in the third quarter of 2008 related to the reversal of a reserve associated with our Brazilian operations, for which the statute of limitations expired during that quarter.

Net Income

Net Income	Twelve Months Ended December 31,			Change

(In millions, except per share amounts)				2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$	%	$	%

Consolidated operating income	$407.6	$477.2	$486.2	$(69.6)	(15)%	$(9.0)	(2)%
Consolidated other expense, net	(51.0)	(65.1)	(55.5)	14.1	(22)%	(9.6)	17%
Consolidated provision for income taxes	(116.1)	(133.1)	(151.9)	17.0	(13)%	18.8	(12)%

Consolidated net income	$240.5	$279.0	$278.8	$(38.5)	(14)%	$0.2	0%
Net income attributable to noncontrolling interests	(6.6)	(6.2)	(6.1)	(0.4)	7%	(0.1)	2%

Net income attributable to Equifax	$233.9	$272.8	$272.7	$(38.9)	(14)%	$0.1	0%

Diluted earnings per common share	$1.83	$2.09	$2.02	$(0.26)	(13)%	$0.07	4%
Weighted-average shares used in computing diluted earnings per share	127.9	130.4	135.1

The decrease in net income for 2009, as compared to 2008, was a function of lower operating income in three of our five businesses and $8.0 million of additional restructuring charges in 2009, partially offset by increased income from our TALX and North America Commercial Solutions segments and lower interest expense.

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

Segment Financial Results

U.S. Consumer Information Solutions

U.S. Consumer Information Solutions	Twelve Months Ended December 31,			Change

				2009 vs. 2008			2008 vs. 2007
(Dollars in millions)	2009	2008	2007	$	%		$	%

Operating revenue:
Online Consumer Information Solutions	$525.6	$594.5	$639.0	$(68.9)	(12)%		$(44.5)	(7)%
Mortgage Solutions	99.5	70.2	66.1	29.3	42%		4.1	6%
Consumer Financial Marketing Services	111.3	132.0	156.4	(20.7)	(16)%		(24.4)	(16)%
Direct Marketing Services	84.3	94.1	108.2	(9.8)	(10)%		(14.1)	(13)%

Total operating revenue	$820.7	$890.8	$969.7	$(70.1)	(8)%		$(78.9)	(8)%

% of consolidated revenue	45%	46%	53%
Total operating income	$285.2	$337.1	$383.5	$(51.9)	(15)%		$(46.4)	(12)%
Operating margin	34.8%	37.9%	39.6%		(3.1	) pts		(1.7	) pts

The decreases in revenue and operating margin for 2009 and 2008, as compared to the prior year periods, were mainly due to continued weakness in the U.S. credit and retail economy, offset by growth in the Mortgage Solutions business due to increased activity associated with our settlement services products and increased mortgage refinancing activity in 2009.

OCIS. Revenue for 2009, as compared to the prior year, declined primarily due to a reduction of online credit decision transaction volume as consumer lending activity was lower than a year ago. The 18% decline in volume for 2009, from the prior year, was partially offset by a 4% increase in average revenue per transaction. This increase was attributable to a disproportionate decline in volume from large national accounts which are generally billed at a lower average price per transaction. For 2008, as compared to 2007, revenue declined primarily due to a 7% reduction of online credit decision transaction volume resulting from the weakness of the U.S. economy.

Mortgage Solutions. The 2009 increase in revenue, as compared to 2008, is due to increased activity associated with growth in demand for our settlement services products which resulted in increased revenue of $16.5 million over 2008, higher volumes of mortgage credit reporting related to increased refinance activity and incremental revenue from our acquisition of certain assets of a small mortgage credit reporting reseller. For 2008, as compared to 2007, revenue grew due to a four-fold increase in activity associated with our settlement services products and incremental revenue from our acquisition of certain assets of FIS Credit Services, Inc. in February 2008. These increases were partially offset by continued weakness in the U.S. housing market, which led to reduced transaction volumes from our existing mortgage customer base.

Consumer Financial Marketing Services. Revenue decreased in 2009 as compared to 2008. As banks and other market participants reassess current credit conditions and selectively test new marketing approaches, prescreen volumes and pricing for portfolio management services have declined in what remains a highly competitive market. This decline was partially offset by approximately $6 million of incremental revenue from our acquisition of IXI Corporation in October 2009. For 2008, as compared to the prior year, revenue declined due to volume decreases from our existing customer base, primarily due to lower revenue associated with new account acquisition services as financial institutions scaled back significantly on new marketing and extension of credit. These declines were partially offset by a continued increase in revenue related to customer portfolio management services used by institutions to manage and sustain existing customers. Our financial services customers began increased usage of our portfolio management services in 2007 and less usage of prescreen services, which reflects a continuing trend towards the enhanced management of their existing customer portfolios as opposed to new account acquisitions.

Direct Marketing Services. For 2009 and 2008, as compared to the prior year periods, revenue declined primarily due to reduced mailing volumes for existing customers reflecting the slowdown in retail sales and the marketing campaigns of many retailers, as well as changes to a contract with a large marketing services reseller.

U.S. Consumer Information Solutions Operating Margin. Operating margin decreased for 2009, as compared to 2008, mainly due to revenue declines described above in our OCIS, Consumer Financial Marketing Services and Direct Marketing Services businesses. Our operating expenses generally do not decline at the same rate as our revenue due to a high portion of costs that are fixed rather than variable in the short term. The overall decline in revenue was partially offset by lower personnel costs due to headcount reductions, process efficiencies and lower technology outsourcing costs. The increases in revenue from our core mortgage and settlement services products also contributed to the USCIS margin decline as these products have higher variable costs and lower margins than traditional online database products. Recognizing the continuing impact of current economic conditions, management has taken and is continuing to take steps to streamline operations and increase efficiency in order to minimize the negative effect on operating margins of any continued decreases in revenue.

Operating margin decreased for 2008, as compared to 2007, mainly due to the decline in revenue described above. With a high portion of fixed costs, USCIS operating expenses generally do not decline at the same rate as our revenue. The decline in revenue was partially offset by lower production and royalty costs due to a decrease in volume, as well as the impact of cost saving initiatives.

International

International	Twelve Months Ended December 31,			Change

				2009 vs. 2008			2008 vs. 2007
(Dollars in millions)	2009	2008	2007	$	%		$	%

Operating revenue:
Europe	$138.4	$175.0	$183.8	$(36.6)	(21)%		$(8.8)	(5)%
Latin America	200.4	219.9	182.5	(19.5)	(9)%		37.4	20%
Canada Consumer	99.8	110.8	106.5	(11.0)	(10)%		4.3	4%

Total operating revenue	$438.6	$505.7	$472.8	$(67.1)	(13)%		$32.9	7%

% of consolidated revenue	24%	26%	26%
Total operating income	$118.9	$149.9	$141.1	$(31.0)	(21)%		$8.8	6%
Operating margin	27.1%	29.6%	29.8%		(2.5	) pts		(0.2	) pts

For 2009, as compared to 2008, revenue decreased primarily due to the negative impact of foreign currency translation and secondarily due to global economic weakness affecting several of our larger international country operations. Local currency fluctuation against the U.S. dollar negatively impacted our 2009 International revenue by $47.2 million, or 9%. In local currency, 2009 revenue was down 4%, as compared to the same period a year ago. For 2008, as compared to 2007, revenue increased primarily due to growth in Latin America and Canada, offset by a decline in Europe due to weakness in the U.K. economy. Local currency fluctuation against the U.S. dollar minimally impacted our International revenue in 2008. In local currency, revenue was up 7% in 2008, when compared to the prior year.

Europe. The decline in revenue for 2009, as compared to the prior year, was partially due to the unfavorable foreign currency impact of $21.3 million, or 12%. In local currency, revenue declined 9% for 2009, as compared to the same period in 2008. The local currency declines were due to decreased volume in the U.K. caused by weakness in the U.K. economy affecting customer demand, which was partially offset by higher volumes and new customers for our online services and new collections products in Spain and Portugal. The decrease in revenue for 2008, as compared to 2007, was primarily due to the impact of foreign currency. Local currency fluctuation against the U.S. dollar negatively impacted Europe revenue by $8.4 million, or 5%, for 2008, when compared to 2007. Growth in the U.K. in the first half of 2008 was offset by declines in revenue, when compared to 2007, in the last six months of 2008 attributable to the weakening U.K. economy.

Latin America. Revenue declined for 2009, as compared to the prior year, due to the unfavorable foreign currency impact of $18.9 million, or 9%. In local currency, 2009 revenue was approximately flat when compared to 2008. Local currency revenue declines in Brazil and Chile were offset by increased revenue in our other Latin American geographies resulting from increased volumes for our collection services and decisioning technology products. The revenue declines in Brazil and Chile were mainly due to lower volumes related to our online solutions, marketing products and decisioning technologies, resulting primarily from competitive factors in these geographies.

For 2008, as compared to 2007, increased revenue was driven by double-digit growth in all countries in which we operate. Local currency fluctuation against the U.S. dollar favorably impacted Latin America revenue growth by $9.3 million, or 5%, for 2008, when compared to 2007, as revenue in local currency grew 15%, when comparing these periods. This broad-based revenue growth was primarily due to higher volumes related to our online solutions, decisioning technologies and marketing products, as well as a new contract in Brazil to provide data to a large regional consumer services data provider. The increases were also impacted by acquisitions of several small businesses in Argentina, Brazil, Chile, Ecuador and El Salvador during 2008.

Canada Consumer. The decline in revenue for 2009, as compared to the prior year, was partially due to an unfavorable foreign currency impact of $7.0 million, or 6%. In local currency, revenue declined 4% for 2009, as compared to 2008. The decline in local currency was due to lower volumes related to our online solutions and marketing products resulting from weakness in the economy, partially offset by increased volumes for our analytical and decisioning technology products. For 2008, as compared to 2007, revenue growth was driven by higher prices and volume related to our marketing services and technology products. Local currency fluctuation against the U.S. dollar favorably impacted revenue growth by $1.2 million, or 1%, and revenue in local currency grew 3% for 2008, as compared to 2007. Although revenue increased year over year, revenue growth during the first nine months of 2008 was partially offset by weakness in the fourth quarter revenue due to the stronger U.S. dollar and deteriorating conditions in the Canadian economy.

International Operating Margin. Operating margin decreased for 2009, as compared to 2008, due to the revenue declines discussed above. Operating expenses decreased 1% for 2009, in local currency, when compared to 2008. Operating margin for 2008 was relatively flat at 29.6%, when compared to 2007 as operating expenses for the overall International business were generally maintained in line with revenue.

TALX

TALX	Twelve Months Ended December 31,			Change

				2009 vs. 2008			2008 vs. 2007
(Dollars in millions)	2009	2008	2007	$	%		$	%

Operating Revenue:
The Work Number	$158.2	$131.9	$72.6	$26.3	20%		$59.3	82%
Tax and Talent Management	188.2	173.2	106.8	15.0	9%		66.4	62%

Total operating revenue	$346.4	$305.1	$179.4	$41.3	14%		$125.7	70%

% of consolidated revenue	19%	16%	10%
Total operating income	$75.4	$53.1	$29.3	$22.3	42%		$23.8	81%
Operating margin	21.8%	17.4%	16.3%		4.4	pts		1.1	pts

The Work Number. Revenue increased in 2009, as compared to 2008, due to the increased volumes of verifications of consumer employment from government service agencies, who use our services to approve benefits to consumers under certain government programs, and verifications of employment and income by financial institutions, who confirm consumer data for use in underwriting decisions. Our acquisition of Rapid Reporting Verification Company in November 2009 provided approximately $5 million of incremental revenue. The financial results of TALX's operations are included in our Consolidated Financial Statements beginning on May 15, 2007, resulting in a partial period for 2007. This is the primary reason for the significant increase in revenue for 2008, as compared to 2007.

Tax and Talent Management Services.    The increase in revenue during 2009, as compared to 2008, resulted from growth in our Tax Management Services business driven primarily by increased unemployment compensation claims activity due to the high levels of unemployment in the U.S., partially offset by declines in volume from our Talent Management Services business during the first half of the year, as demand was negatively impacted by reduced hiring activity by employers, particularly governmental agencies who are key clients, caused by the weakened economy and budgetary pressures. The significant increase in revenue for 2008, as compared to 2007, is primarily due to the partial reporting period for 2007 as results were included subsequent to the May 15, 2007 acquisition date.

TALX Operating Margin. Operating margin increased for 2009, as compared to 2008, due to continued revenue growth, while operating expenses grew at a slower rate due to the leveraging of certain fixed operational and overhead costs and certain operating process efficiencies.

North America Personal Solutions

North America Personal Solutions	Twelve Months Ended December 31,			Change

				2009 vs. 2008			2008 vs. 2007
(Dollars in millions)	2009	2008	2007	$	%		$	%

Total operating revenue	$149.0	$162.6	$153.5	$(13.6)	(8)%		$9.1	6%
% of consolidated revenue	8%	8%	8%
Total operating income	$34.3	$46.3	$34.0	$(12.0)	(26)%		$12.3	36%
Operating margin	23.0%	28.4%	22.1%		(5.4	) pts		6.3	pts

Revenue declined for 2009, as compared to 2008, primarily due to lower transaction sales, as a result of lower levels of new consumer credit activity, and lower corporate data breach revenues. These declines were partially offset by direct to consumer, Equifax-branded subscription service revenue, which was up 4% for 2009, as compared to the prior year, driven by higher new sales and higher average revenue per subscription, reflecting additional features in the Equifax offering. Total subscription customers, including direct to consumer Equifax-branded services and subscriptions related to data breach offers, were 1.0 million at December 31, 2009. The operating margin decline in 2009, as compared to the prior year, was primarily due to the revenue decline discussed above, as well as increased advertising expenses, as the Company introduced a 2009 television advertising program in order to increase direct subscription sales.

For 2008, as compared to 2007, revenue increased primarily due to higher subscription revenue associated with our 3-in-1 Monitoring, ScoreWatch, CreditWatch, ID Patrol and Credit Report Control products, partially offset by declines in transaction revenue and breach revenue. Although revenue increased year over year, revenue growth during the first nine months of 2008 was partially offset by a 3% decline in fourth quarter revenue due to lower breach, partner and transaction-based revenue caused in part by the weakness in the U.S. economy. Total subscription customers were 1.2 million at December 31, 2008. The increase in operating margin in 2008 is mainly due to continued subscription-based revenue growth and reduced operating expenses driven by reduced customer support costs, when compared to 2007.

North America Commercial Solutions

North America Commercial Solutions	Twelve Months Ended December 31,			Change

				2009 vs. 2008			2008 vs. 2007
(Dollars in millions)	2009	2008	2007	$	%		$	%

Total operating revenue	$69.8	$71.5	$67.6	$(1.7)	(2)%		$3.9	6%
% of consolidated revenue	4%	4%	3%
Total operating income	$15.1	$13.6	$12.0	$1.5	11%		$1.6	13%
Operating margin	21.7%	19.0%	17.7%		2.7	pts		1.3	pts

Revenue declined for 2009, as compared to the prior year, due to the unfavorable impact of changes in the U.S. — Canadian foreign exchange rate of $1.7 million, or 2%. In local currency, 2009 revenue was flat when compared to 2008. Revenue declines in the U.S. and Canadian risk and marketing service revenues attributed to weakness in the U.S. and Canadian economies were offset by increased revenue from our data management products. Online transaction volume for U.S. commercial credit information products decreased 21% for 2009, as compared to the prior year, due to a slowdown in loan origination to small businesses. Operating margin increased for 2009, as compared to 2008, mainly due to reduced operating expenses resulting from lower personnel costs and discretionary expenses.

For 2008, as compared to 2007, revenue increased mainly due to higher sales volume for products in our U.S. Commercial business, as well as $0.3 million, or 1%, of favorable foreign currency impact. Although revenue increased year over year, revenue grew at low double digit rates during the first half of the year, but was essentially flat with the prior year in local currency due to increasing weakness in the U.S. and Canadian economies in the second half of the year. Online transaction volume for U.S. commercial credit information products increased to 4.9 million during 2008, up 4% from 2007. For 2008, as compared to 2007, operating margin increased primarily due to revenue growth in our U.S. Commercial business partially offset by increased personnel and software costs as we continued to invest for growth.

General Corporate Expense

General Corporate Expense	Twelve Months Ended December 31,			Change

				2009 vs. 2008		2008 vs. 2007
(Dollars in millions)	2009	2008	2007	$	%	$	%

General corporate expense	$121.3	$122.8	$113.7	$(1.5)	(1)%	$9.1	8%

Our general corporate expenses are costs that are incurred at the corporate level and include those expenses impacted by corporate direction, such as shared services, administrative, legal, equity compensation costs and restructuring expenses. General corporate expenses decreased slightly for 2009, as compared to 2008, primarily as a result of reduced incentive costs, lower legal and professional fees and reduced occupancy costs. This was partially offset by $8.0 million of additional restructuring charges recorded during 2009, as well as increased insurance costs. Total 2009 restructuring charges of $24.8 million related primarily to headcount reductions.

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

Sources and Uses of Cash

Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity. We believe that funds generated from expected results of operations will be sufficient to finance our anticipated working capital and other cash requirements (such as capital expenditures, interest payments, potential pension funding contributions, dividend payments and stock repurchases, if any) for the foreseeable future. Since the beginning of 2009, credit market conditions have improved and we have primarily shifted our short-term borrowings to our commercial paper program. In the event that credit market conditions were to deteriorate, we would rely more heavily on borrowings as needed under our Senior Credit Facility described below. At December 31, 2009, $707.5 million was available to borrow under our Senior Credit Facility. Our Senior Credit Facility does not include a provision under which lenders could refuse to allow us to borrow under this facility in the event of a material adverse change in our financial condition, as long as we are in compliance with the covenants contained in the lending agreement.

Information about our cash flows, by category, is presented in the consolidated statement of cash flows. The following table summarizes our cash flows for the twelve months ended December 31, 2009, 2008 and 2007:

Net cash provided by (used in):	Twelve Months Ended December 31,			Change

				2009 vs. 2008		2008 vs. 2007
(Dollars in millions)	2009	2008	2007	$	%	$	%

Operating activities	$418.4	$448.1	$453.5	$(29.7)	(7)%	$(5.4)	(1)%
Investing activities	$(270.1)	$(141.6)	$(422.3)	$(128.5)	nm	$280.7	nm
Financing activities	$(108.3)	$(319.1)	$(21.2)	$210.8	nm	$(297.9)	nm

nm — not meaningful

Operating Activities

The decrease in operating cash flow for 2009 was primarily driven by $38.5 million of lower consolidated net income described above and $29.3 million of pension contributions in 2009 with no similar payments made in 2008. These items were partially offset by year to year increases in operating liabilities as reduced levels of accruals in 2008 did not recur.

Cash provided by operations in 2008 of $448.1 million was 1% less than in 2007. Although 2008 consolidated net income was flat when compared to 2007, higher depreciation and amortization expense and improved accounts receivable collections were offset by year to year reductions in operating liabilities.

Fund Transfer Limitations. The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited, in some cases, by certain restrictions imposed by foreign governments; these restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.

Investing Activities

Net cash used in:	Twelve Months Ended December 31,			Change

(Dollars in millions)	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

Capital expenditures	$70.7	$110.5	$118.5	$(39.8)	$(8.0)

Our capital expenditures are used for developing, enhancing and deploying new and existing software in support of our expanding product set, replacing or adding equipment, updating systems for regulatory compliance, the licensing of software applications and investing in system reliability, security and disaster recovery enhancements. During 2007, our capital expenditures included the purchase of our data center facility in Atlanta, Georgia, for cash consideration of approximately $30 million, as well as the assumption of the prior owner's $12.5 million mortgage obligation due in 2012, and improvements made to this facility. Capital expenditures in 2008 continued to be higher than the periods prior to 2007 due to additional improvements to our data center. Capital expenditures in 2009 were less than 2008, as data center infrastructure improvements were substantially completed in 2008. We expect capital expenditures in 2010 to be in the range of $75 million to $100 million, as we continue to invest for growth.

On February 27, 2009, we notified the lessor of our headquarters building in Atlanta, Georgia, that we intend to exercise our purchase option in accordance with the lease terms. By making this notification, we committed to purchase the building for $29.0 million on February 26, 2010. The exercise of our purchase option caused us to account for this lease obligation as a capital lease. We have recorded the building and the related obligation on our Consolidated Balance Sheets at December 31, 2009. For additional information regarding our headquarters building lease, see Note 5 of the Notes to the Consolidated Financial Statements in this report.

Acquisitions and Investments

Net cash used in:	Twelve Months Ended December 31,			Change

(Dollars in millions)	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

Acquisitions, net of cash acquired	$196.0	$27.4	$303.8	$168.6	$(276.4)
Investment in unconsolidated affiliates	$3.4	$3.7	$—	$(0.3)	$3.7

2009 Acquisitions and Investments. On December 23, 2009, as a part of our long-term growth strategy of expanding into emerging markets, we formed a joint venture, Equifax Credit Information Services Private Limited, or ECIS, to provide a broad range of credit data and information solutions in India. This joint venture is pending regulatory approval. We paid cash consideration of $5.2 million for our 49 percent equity interest in ECIS.

On November 2, 2009, to further enhance our income and identity verification service offerings, we acquired Rapid Reporting Verification Company, a provider of IRS tax transcript information and social security number authentication services, for $72.5 million. The results of this acquisition have been included in our TALX operating segment subsequent to the acquisition.

On October 27, 2009, we acquired IXI Corporation, a provider of consumer wealth and asset data, for $124.0 million. This acquisition enables us to offer more differentiated and in-depth consumer income, wealth and other data to help our clients improve their marketing, collections, portfolio management and customer management efforts across different product segments. The results of this acquisition have been included in our U.S. Consumer Information Solutions operating segment subsequent to the acquisition date.

We financed these purchases through borrowings under our Senior Credit Facility, which were subsequently refinanced through the issuance in November 2009 of our 4.45%, five-year unsecured Senior Notes. The 4.45% Senior Notes are further described in Note 4 of the Notes to the Consolidated Financial Statements in this report.

On August 12, 2009, in order to enhance our Mortgage Solutions business market share, we acquired certain assets and specified liabilities of a small mortgage credit reporting reseller for cash consideration of $3.8 million. The results of this acquisition have been included in our U.S. Consumer Information Solutions segment subsequent to the acquisition date.

2008 Acquisitions and Investments. To further enhance our market share and grow our credit data business, during the twelve months ended December 31, 2008, we completed nine acquisitions and investments in a number of small businesses totaling $27.4 million, net of cash acquired. Six of the transactions were in our International segment, two within our U.S. Consumer Information Solutions segment and one within our TALX segment. We recorded a $6.0 million liability at December 31, 2009, with a corresponding adjustment to goodwill, for the contingent earn-out payment associated with the acquired company within the TALX segment. The earn-out payment was measured on the completion of 2009 revenue targets and will be paid in 2010.

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

2007 Acquisitions. On May 15, 2007, we acquired all the outstanding shares of TALX. Under the terms of the transaction, we issued 20.6 million shares of Equifax treasury stock and 1.9 million fully-vested options to purchase Equifax common stock, and paid approximately $288.1 million in cash, net of cash acquired. We also assumed TALX's outstanding debt, which had a fair value totaling $177.6 million at May 15, 2007. We financed the cash portion of the acquisition and $96.6 million outstanding on the TALX revolving credit facility at the date of acquisition initially with borrowings under our Senior Credit Facility, and subsequently refinanced this debt in the second quarter of 2007 with ten- and thirty-year notes. Subsequent to the date of the acquisition in 2007, we paid $4.1 million to the former owners of a company purchased by TALX pursuant to an earn-out agreement.

On October 19, 2007, in order to continue to grow our credit data business, our Peruvian subsidiary purchased 100% of the stock of a credit reporting business located in Peru for cash consideration of approximately $8.0 million.

For additional information about our acquisitions, see Note 2 of the Notes to Consolidated Financial Statements in this report.

Financing Activities

Net cash provided by (used in):	Twelve Months Ended December 31,			Change

(Dollars in millions)	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

Net short-term borrowings (repayments)	$101.8	$(184.8)	$139.7	$286.6	$(324.5)
Net (repayments) borrowings under long-term revolving credit facilities	$(415.2)	$45.0	$253.4	$(460.2)	$(208.4)
Payments on long-term debt	$(31.8)	$(17.8)	$(250.0)	$(14.0)	$232.2
Proceeds from issuance of long-term debt	$274.4	$2.3	$545.7	$272.1	$(543.4)

Credit Facility Availability. Our principal unsecured revolving credit facility with a group of banks, which we refer to as the Senior Credit Facility, permits us to borrow up to $850.0 million through July 2011. The Senior Credit Facility may be used for general corporate purposes. Availability of the Senior Credit Facility for borrowings is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding principal amount of our commercial paper notes, or CP. We currently intend to renew the Senior Credit Facility on or prior to its maturity date. Due to current tight conditions in the credit markets, we expect to face increased borrowing spreads as well as market trends of higher bank fees in connection with this renewal.

Our $850.0 million CP program has been established to allow for borrowing through the private placement of CP with maturities ranging from overnight to 397 days. We may use the proceeds of CP for general corporate purposes.

In June 2009, we amended our 364-day revolving credit agreement with a Canadian bank (our Canadian Credit Facility), to reduce the borrowing limit from C$40.0 million to C$20.0 million (denominated in Canadian dollars) and extending its maturity through June 2010. Borrowings may be used for general corporate purposes.

At December 31, 2009, there was outstanding $4.8 million under the Senior Credit Facility, which is included in long-term debt on our Consolidated Balance Sheet; $135.0 million in CP; and no amounts under our Canadian Credit Facility. The weighted-average interest rate on our CP, all with maturities less than 90 days, was 0.4% per annum. At December 31, 2009, a total of $726.7 million was available under our committed credit facilities.

At December 31, 2009, approximately 66% of our debt was fixed-rate debt and 34% was effectively variable-rate debt. Our variable-rate debt, consisting of CP, borrowings under our credit facilities and our five-year senior notes due 2014 (against which we have executed interest rate swaps to convert interest expense from fixed rates to floating rates), generally bears interest based on a specified margin plus a base rate (LIBOR) or on CP rates for investment grade issuers. The interest rates reset periodically, depending on the terms of the respective financing arrangements. At December 31, 2009, interest rates on our variable-rate debt ranged from 0.3% to 2.0%.

Borrowing and Repayment Activity. Net short-term borrowings (repayments) primarily represent activity under our CP program, as well as activity under our Canadian short-term revolving credit agreement. Net (repayments) borrowings under long-term revolving credit facilities relates to activity on our Senior Credit Facility. We primarily borrow under our CP program, when available.

The increase in net short-term borrowings (repayments) in 2009 primarily reflects the net issuance of $132.0 million of CP notes since December 31, 2008, offset by the repayment of $25.8 million under our Canadian Credit Facility. In 2008, the activity in this balance primarily reflects the net repayment of $216.5 million of the balance outstanding on our CP notes at December 31, 2007, offset by the increase of $25.8 million in borrowings under our Canadian Credit Facility. In 2007, net borrowing activity under our CP program was partially offset by net repayments under our trade receivables-backed revolving credit facility, which we elected to terminate on November 29, 2007.

The increase in net (repayments) borrowings for 2009 under long-term revolving credit facilities represents the repayment of borrowings outstanding at December 31, 2008, under our Senior Credit Facility as we increased our use of CP to fund our capital needs. In 2008, the net borrowing activity under long-term revolving credit facilities primarily represents our pay down of $216.5 million of CP outstanding at December 31, 2007 from cash from operations and borrowings under our Senior Credit Facility to lower the average cost of our debt and due to the adverse conditions in the CP market. In 2007, the net borrowing activity under long-term revolving credit facilities primarily represents our refinancing of the $250.0 million principal amount relating to our 4.95% senior notes which matured in November 2007.

In 2009, we purchased $7.5 million principal amount of our outstanding ten-year senior notes due 2017 for $6.3 million and $25.0 million principal amount of our outstanding debentures due 2028 for $25.1 million. During 2008, we purchased $20.0 million principal amount of the ten-year senior notes due 2017 for $14.3 million.

On November 4, 2009, we issued $275.0 million principal amount of 4.45%, five-year senior notes in an underwritten public offering. We used the net proceeds from the sale of the senior notes to repay amounts outstanding under our CP program, a portion of which was used to finance our fourth quarter 2009 acquisitions. In conjunction with our 2009 sale of five-year senior notes, we entered into five-year interest rate swaps, designated as fair value hedges, which convert the debt's fixed interest rate to a variable rate.

On June 28, 2007, we issued $300.0 million principal amount of 6.3%, ten-year senior notes and $250.0 million principal amount of 7.0%, thirty-year senior notes in underwritten public offerings. We used a portion of the net proceeds from the sale of these senior notes to reduce the outstanding amount of our CP. In conjunction with the sale of the 6.3% and 7.0% senior notes, we entered into cash flow hedges on $200.0 million and $250.0 million notional amount, respectively, of ten-year and thirty-year treasury notes. These hedges were settled in cash on June 25 and 26, 2007, respectively, the date the senior notes were sold, requiring a cash payment by us of $1.9 million and $3.0 million, respectively. There were no material proceeds from the issuance of long-term debt during 2008.

Debt Covenants. Our outstanding indentures and comparable instruments contain customary covenants including for example limits on secured debt and sale/leaseback transactions. In addition, our Senior Credit Facility and Canadian Credit Facility each require us to maintain a maximum leverage ratio of not more than 3.5 to 1.0, and limit the amount of subsidiary debt. Our leverage ratio was 2.09 at December 31, 2009. None of these covenants are considered restrictive to our operations and, as of December 31, 2009, we were in compliance with all of our debt covenants.

We do not have any credit rating triggers that would accelerate the maturity of a material amount of our outstanding debt; however, our senior notes, discussed above, contain change in control provisions. If we experience a change of control or publicly announce our intention to effect a change of control and the rating on the senior notes is lowered by Standard & Poor's, or S&P, and Moody's Investors Service, or Moody's, below an investment grade rating within 60 days of such change of control or notice thereof, then we will be required to offer to repurchase the senior notes at a price equal to 101% of the aggregate principal amount of the senior notes plus accrued and unpaid interest.

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

Long-term ratings of BBB- and Baa3 or better by S&P and Moody's, respectively, reflect ratings on debt obligations that fall within a band of credit quality considered to be "investment grade". At December 31, 2009, the long-term ratings for our obligations were BBB+ and Baa1, which are consistent with the ratings and outlooks which existed at December 31, 2008. A downgrade in our credit rating would increase the cost of borrowings under our CP program and credit facilities, and could limit, or in the case of a significant downgrade, preclude our ability to issue CP. If our credit ratings were to decline to lower levels, we could experience increases in the interest cost for any new debt. In addition, the market's demand for, and thus our ability to readily issue, new debt could become further influenced by the economic and credit market environment.

For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 4 of the Notes to Consolidated Financial Statements in this report.

Equity Transactions

Net cash provided by (used in):	Twelve Months Ended December 31,			Change

(Dollars in millions)	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

Treasury stock purchases	$(23.8)	$(155.7)	$(718.7)	$131.9	$563.0
Dividends paid to Equifax shareholders	$(20.2)	$(20.5)	$(20.7)	$0.3	$0.2
Dividends paid to noncontrolling interests	$(4.0)	$(3.4)	$(3.6)	$(0.6)	$0.2
Proceeds from exercise of stock options	$10.2	$14.7	$31.6	$(4.5)	$(16.9)
Excess tax benefits from stock-based compensation plans	$1.3	$2.1	$7.0	$(0.8)	$(4.9)

Sources and uses of cash related to equity during the twelve months ended December 31, 2009, 2008 and 2007 were as follows:

•
Under share repurchase programs authorized by our Board of Directors, we purchased 0.9 million, 4.5 million, and 17.9 million common shares on the open market during the twelve months ended December 31, 2009, 2008 and 2007, respectively, for $23.8 million, $155.7 million and $718.7 million, respectively, at an average price per common share of $26.41, $34.41 and $40.12, respectively. At December 31, 2009, the Company had $121.9 million remaining for stock repurchases under the existing Board authorization.

  As of February 19, 2010, we had acquired an additional 0.3 million shares for $9.4 million since December 31, 2009.

•
During the twelve months ended December 31, 2009, 2008 and 2007, we paid cash dividends to Equifax shareholders of $20.2 million, $20.5 million and $20.7 million, respectively, at $0.16 per share for all periods.

Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual obligations and commitments as of December 31, 2009. The table excludes commitments that are contingent based on events or factors uncertain at this time. Some of the excluded commitments are discussed below the footnotes to the table.

	Payments due by

(In millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter

Debt (including capitalized lease obligation)(1)	$1,177.0	$182.5	$42.0	$305.0	$647.5
Operating leases(2)	111.3	20.0	27.6	15.6	48.1
Data processing, outsourcing agreements and other purchase obligations(3)	374.2	117.9	179.8	70.2	6.3
Other long-term liabilities(4)(6)	90.5	7.4	12.8	8.4	61.9
Interest payments(5)	811.4	54.6	104.2	99.5	553.1

	$2,564.4	$382.4	$366.4	$498.7	$1,316.9

(1)
The amounts are gross of unamortized discounts totaling $2.4 million and fair value adjustments of $0.5 million at December 31, 2009. Total debt on our Consolidated Balance Sheets is net of the unamortized discounts and fair value adjustments.
(2)
Our operating lease obligations principally involve office space and equipment, which include the ground lease associated with our headquarters building that expires in 2048.
(3)
These agreements primarily represent our minimum contractual obligations for services that we outsource associated with our computer data processing operations and related functions, and certain administrative functions. These agreements expire between 2010 and 2014.
(4)
These long-term liabilities primarily relate to obligations associated with certain pension, postretirement and other compensation-related plans, some of which are discounted in accordance with U.S. generally accepted accounting principles, or GAAP. We made certain assumptions about the timing of such future payments. In the table above, we have not included amounts related to future pension plan obligations, as such required funding amounts beyond 2010 have not been deemed necessary due to our current expectations regarding future plan asset performance. During January 2010, we made a $20.0 million contribution to fund our U.S. Retirement Income Plan.
(5)
For future interest payments on variable-rate debt, which are generally based on a specified margin plus a base rate (LIBOR) or on CP rates for investment grade issuers, we used the variable rate in effect at December 31, 2009 to calculate these payments. Our variable rate debt at December 31, 2009, consisted of CP, borrowings under our credit facilities and our five-year senior notes due 2014 (against which we have executed interest rate swaps to convert interest expense from fixed rates to floating rates). Future interest payments related to our Senior Credit Facility and our CP program are based on the borrowings outstanding at December 31, 2009 through their respective maturity dates, assuming such borrowings are outstanding until that time. The variable portion of the rate at December 31, 2009 was between 0.3% and 2.0% for substantially all of our variable-rate debt. Future interest payments may be different depending on future borrowing activity and interest rates.
(6)
This table excludes $26.8 million of unrecognized tax benefits, including interest and penalties, as we cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities.

A potential significant future use of cash would be the payment to Computer Sciences Corporation, or CSC, if it were to exercise its option to sell its credit reporting business to us at any time prior to 2013. The option exercise price would be determined by agreement or by an appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if the option had been exercised at December 31, 2009, the price range would have been approximately $600 million to $675 million. This estimate is based solely on our internal analysis of the value of the business, current market conditions and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than our estimate. Our agreement with CSC, which expires on July 31, 2018, also provides us with an option to purchase its credit reporting business if it does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. If CSC were to exercise its option, or if we were able to and decided to exercise our option, then we would have to obtain additional sources of funding. We believe that this funding would be available from sources such as additional bank lines of credit and the capital markets for debt and/or equity financing. However, the availability and terms of any such capital financing would be subject to a number of factors, including credit market conditions, the state of the equity markets, general economic conditions, our credit ratings and our financial performance and condition.

Off-Balance Sheet Transactions

We do not engage in off-balance sheet financing activities.

Pursuant to the terms of the industrial revenue bonds, we transferred title to certain of our fixed assets with costs of $35.7 million and $28.4 million, as of December 31, 2009 and 2008, respectively, to a local governmental authority in the U.S. to receive a property tax abatement related to economic development. The title to these assets will revert back to us upon retirement or cancellation of the applicable bonds. These fixed assets are still recognized in the Company's Consolidated Balance Sheets as all risks and rewards remain with the Company.

Letters of Credit and Guarantees

We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit was not material at December 31, 2009, and all have a remaining maturity of one year or less. Guarantees are issued from time to time to support the needs of our operating units. The maximum potential future payments we could be required to make under the guarantees is not material at December 31, 2009.

Benefit Plans

Prior to December 31, 2009, we had one non-contributory qualified retirement plan covering most U.S. salaried employees (the Equifax Inc. Pension Plan, or EIPP), a qualified retirement plan that covered U.S. salaried employees (the U.S. Retirement Income Plan, or USRIP) who terminated or retired before January 1, 2005 and a defined benefit plan for most salaried and hourly employees in Canada (the Canadian Retirement Income Plan, or CRIP). On December 31, 2009, the plan assets and obligations of the EIPP were merged with the USRIP. The USRIP remained as the sole U.S. qualified retirement plan.

At December 31, 2009, the USRIP met or exceeded ERISA's minimum funding requirements. In January 2010, we made a contribution of $20.0 million to the USRIP. During the twelve months ended December 31, 2009 and 2007, we made contributions of $15.0 million and $12.0 million, respectively, to the EIPP. We also contributed $1.8 million to the CRIP during the twelve months ended December 31, 2009. The Equifax Employee Benefits Trust contributed $12.5 million to the EIPP upon dissolution of the Trust in 2009. In the future, we will make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and liquidity needs. We believe additional funding contributions, if any, would not prevent us from continuing to meet our liquidity needs, which are primarily funded from cash flows generated by operating activities, available cash and cash equivalents, and our credit facilities.

For our non-U.S., tax-qualified retirement plans, we fund an amount sufficient to meet minimum funding requirements but no more than allowed as a tax deduction pursuant to applicable tax regulations. For the non-qualified supplementary retirement plans, we fund the benefits as they are paid to retired participants, but accrue the associated expense and liabilities in accordance with GAAP.

For additional information about our benefit plans, see Note 9 of the Notes to Consolidated Financial Statements in this report.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the Notes to Consolidated Financial Statements in this report.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's Consolidated Financial Statements are prepared in conformity with U.S. GAAP. This requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our Consolidated Financial Statements and the Notes to Consolidated Financial Statements. The following accounting policies involve a critical accounting estimate because they are particularly dependent on estimates and assumptions made by management about matters that are uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period, either of which may have a material impact on the presentation of our Consolidated Balance Sheets and Statements of Income. We also have other significant accounting policies which involve the use of estimates, judgments and assumptions that are relevant to understanding our results. For additional information about these policies, see Note 1 of the Notes to Consolidated Financial Statements in this report. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

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

For certain contracts containing multiple elements, the total arrangement fee is allocated to the undelivered elements based on their relative fair values and to the initial delivered elements using the residual method. If we are unable to unbundle the arrangement into separate units of accounting or fair value is not known for any undelivered elements, arrangement consideration may only be recognized as the final contract element is delivered to our customer.

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

Effects if actual results differ from assumptions — We have not experienced significant variances between our estimates of marketing information services and tax management services revenues reported to us by our customers and actual reported volumes in the past. We monitor actual volumes to ensure that we will continue to make reasonable estimates in the future. If we determine that we are unable to make reasonable future estimates, revenue may be deferred until actual customer data is obtained. However, if actual results are not consistent with our estimates and assumptions, or if our customer arrangements become more complex or include more bundled offerings in the future, we may be required to recognize revenue differently in the future to account for these changes. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to recognize revenue.

Goodwill and Indefinite-Lived Intangible Assets

We review goodwill and indefinite-lived intangible assets for impairment annually (as of September 30) and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance or trends, competition, or sale or disposition of a significant portion of a reporting unit. We have ten reporting units comprised of Consumer Information Solutions (which includes Mortgage Solutions and Consumer Financial Marketing Services), Direct Marketing Services, Europe, Latin America, Canada Consumer, North America Personal Solutions, North America Commercial Solutions, The Work Number, Tax Management Services and Talent Management Services. Effective September 30, 2009, the Consumer Information Solutions and Consumer Financial Marketing Services reporting units were aggregated into a single reporting unit to better reflect the economic similarities and customer overlap of the two businesses. Prior to aggregation, we assessed the recoverability of goodwill for Consumer Information Solutions and Consumer Financial Marketing Services separately and determined that the fair value of each reporting unit exceeded its carrying value.

The goodwill balance at December 31, 2009, for our ten reporting units was as follows:

December 31,

(In millions)	2009

Consumer Information Solutions (including Mortgage Solutions and Consumer Financial Marketing Services)	$603.8
Direct Marketing Services	64.0
Europe	100.3
Latin America	205.7
Canada Consumer	29.7
North America Personal Solutions	1.8
North America Commercial Solutions	37.3
The Work Number	752.9
Tax Management Services	121.6
Talent Management Services	26.1

Total goodwill	$1,943.2

Judgments and uncertainties — In determining the fair value of our reporting units, we used a combination of the income and market approaches to estimate the reporting unit's business enterprise value.

Under the income approach, we calculate the fair value of a reporting unit based on estimated future discounted cash flows which require assumptions about short- and long-term revenue growth rates, operating margins for each reporting unit, discount rates, foreign currency exchange rates and estimates of capital charges. The assumptions we use are based on what we believe a hypothetical marketplace participant would use in estimating fair value. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings for benchmark companies. We believe the benchmark companies used for each of the reporting units serve as an appropriate input for calculating a fair value for the reporting unit as those benchmark companies have similar risks, participate in similar markets, provide similar services for their customers and compete with us directly. The companies we use as benchmarks are outlined in our "Competition" discussion included in Item I of this report, including Experian Group Limited, The Dun & Bradstreet Corporation, Acxiom Corporation, and Harte-Hanks, Inc. Data for the benchmark companies was obtained from publicly available information. Consumer Information Solutions, our largest reporting unit, as well as Europe and Latin America, have benchmark companies that conduct operations of businesses of a similar type and scope. The Work Number and Tax Management Services share a different set of benchmark companies, notably ADP and Paychex Inc., as the markets they serve are different than those served by our other reporting units. Valuation multiples were selected based on a financial benchmarking analysis that compared the reporting unit's operating result with the comparable companies' information. In addition to these financial considerations, qualitative factors such as variations in growth opportunities and overall risk among the benchmark companies were considered in the ultimate selection of the multiple.

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

Growth Assumptions

The assumptions for our future cash flows begin with our historical operating performance, the details of which are described in our Management's Discussion & Analysis of operating performance. Additionally, we consider the impact that known economic, industry and market trends will have on our future forecasts, as well as the impact that we expect from planned business initiatives including new product initiatives, client service and retention standards, and cost management programs. At the end of the forecast period, the long-term growth rate we used to determine the terminal value of each reporting unit was generally 3% to 5% based on management's assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations such as Gross Domestic Product, or GDP, inflation and the maturity of the markets we serve.

As a result of the economic downturn experienced in 2008 and 2009, and the resultant decline in revenue experienced in certain of our business units, in completing our 2009 impairment testing at September 30, 2009, we projected 2010 revenue and cash flow to be lower than 2009 levels for our Direct Marketing Services reporting unit, which continues to be impacted by reduced mailing volumes. We anticipate only modest revenue growth in 2010 for our other reporting units based on planned business initiatives and prevailing trends exhibited by these units, such as continued demand for employment verification services and unemployment claims management in The Work Number and Tax Management Services reporting units. The anticipated revenue growth, however, is partially offset by assumed increases in expenses for a majority of our reporting units which reflect the additional level of investment needed in order to achieve the planned revenue growth. The 2009 long-term forecast used to conduct the impairment testing was significantly lower in the aggregate than the long-term forecast that was developed in 2008. The 2009 long-term forecast does not anticipate meaningful recovery of the global economy until later in 2010. Although we do not expect consolidated revenue or cash flow to improve meaningfully until later in 2010, we continue to take cost containment actions to help maintain operating margins for our reporting units.

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

The estimated fair value of the reporting unit is highly sensitive to changes in these projections and assumptions; therefore, in some instances changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. For example, an increase in the discount rate and decline in the cumulative cash flow projections of a reporting unit could cause the fair value of the reporting unit to be below its carrying value. We perform sensitivity analyses around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values. Ultimately, future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. The excess of fair value over carrying value for the Company's reporting units as of September 30, 2009, ranged from approximately 15% to 300%.

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

Of the reporting units having a significant amount of goodwill, the calculated percentage excess in The Work Number reporting unit, at approximately 15%, is less than our other reporting units, in part, due to the fact that The Work Number was acquired in May 2007 as part of our acquisition of TALX Corporation. The Work Number revenues have been strong historically, having grown at a double-digit compound annual growth rate since the date of acquisition, therefore revenue growth is expected to continue for each of the years used in the preparation of the discounted cash flows. The actual growth rate for The Work Number would have to decline to a compounded rate of 6% growth, with all other factors held constant, for the reporting unit's fair value to drop below its carrying value. However, in the event that the revenue growth rate was to decline, management would take action to preserve operating margins. If the fair value dropped below carrying value, we would compare the carrying value of the goodwill to the implied fair value of goodwill to determine if a goodwill impairment charge would become necessary.

The reporting unit having the lowest absolute dollar excess fair value over carrying value is our Talent Management Services business. This reporting unit has been impacted by reduced hiring activity among key clients and, as a result, we have lowered our revenue growth projections. In addition, we are projecting lower margins due, in part, to our plan to reinvest in the business by expanding our customer portfolio. The decrease in projected revenues coupled with lower projected margins has resulted in a decline in the fair value of this reporting unit. While no impairment was noted in our impairment test as of September 30, 2009, if customer hiring activity does not increase in the near to medium term as forecasted or if other events adversely impact the business drivers and corresponding assumptions used to value this reporting unit, there could be a change in the valuation of our goodwill in future periods and may possibly result in the recognition of an impairment loss.

No new indications of impairment existed during the fourth quarter of 2009, thus no impairment testing was updated as of December 31, 2009.

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

We also use our judgment to determine whether it is more likely than not that we will sustain positions that we have taken on tax returns and, if so, the amount of benefit to initially recognize within our financial statements. We regularly review our uncertain tax positions and adjust our unrecognized tax benefits in light of changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. These adjustments to our unrecognized tax benefits may affect our income tax expense. Settlement of uncertain tax positions may require use of our cash. At December 31, 2009, $26.8 million was recorded for uncertain tax benefits, including interest and penalties, of which it is reasonably possible that up to $6.4 million of our unrecognized tax benefit may change within the next twelve months.

Effect if actual results differ from assumptions — Although management believes that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to increases or decreases in income tax expense that could be material.

Pension and Other Postretirement Plans

We consider accounting for our U.S. and Canadian pension and other postretirement plans critical because management is required to make significant subjective judgments about a number of actuarial assumptions, which include discount rates, salary growth, expected return on plan assets, interest cost and mortality and retirement rates. Actuarial valuations are used in determining our benefit obligation and net periodic benefit cost.

Judgments and uncertainties — We believe that the most significant assumptions related to our net periodic benefit cost are (1) the discount rate and (2) the expected return on plan assets.

We determine our discount rates primarily based on high-quality, fixed-income investments and yield-to-maturity analysis specific to our estimated future benefit payments available as of the measurement date. Discount rates are updated annually on the measurement date to reflect current market conditions. We use a publicly published yield curve to develop our discount rates. The yield curve provides discount rates related to a dedicated high-quality bond portfolio whose cash flows extend beyond the current period, from which we choose a rate matched to the expected benefit payments required for each plan.

The expected rate of return on plan assets is based on both our historical returns and forecasted future investment returns by asset class, as provided by our external investment advisor. In setting the long-term expected rate of return, management considers capital markets future expectations and the asset mix of the plan investments. Prior to 2008, the U.S. Pension Plans investment returns were 10.9%, 13.0% and 7.5% over three, five and ten years, respectively. The returns exceeded the S&P 500 returns for similar periods of time primarily due to an asset allocation strategy where large allocations to alternative asset classes (hedge fund of funds, private equity, real estate and real assets) provided consistently higher returns with a low correlation to equity market returns. These returns historically demonstrate a long-term record of producing returns at or above the expected rate of return. However, the dramatic adverse market conditions in 2008 skewed the traditional measures of long-term performance, such as the ten-year average return. The severity of the 2008 losses, approximately negative 20%, makes the historical ten-year average return a less accurate predictor of future return expectations. In 2009, the investment returns were approximately 16%, reflecting a partial recovery of the 2008 losses. Our weighted-average expected rate of return declined from 8.02% in 2009 to approximately 7.75% for 2010 primarily related to the U.S. Retirement Income Plan which declined due to our migration to a lower risk investment strategy, with increased allocation to lower risk/lower return asset classes, as well as the current forecast of expected future returns for our asset classes, which is lower than the prior year.

The expected long-term rate of return is calculated on the market-related value of assets. We are allowed to use an asset value that smoothes actual investment gains and losses on pension and postretirement plan assets over a period up to five years. We have elected to smooth asset gains and losses on our pension and postretirement plans over the five year period. The market-related value of our assets was $596.9 million at December 31, 2009. We do not expect our 2010 net periodic benefit cost, which includes the effect of the market-related value of assets, to be materially different than our 2009 cost.

Annual differences, if any, between the expected and actual returns are included in the unrecognized net actuarial gain or loss amount. We generally amortize any unrecognized net actuarial gain or loss in net periodic pension expense over the average remaining life expectancy of the participant group since almost all of the participants are inactive. See Note 9 of the Notes to the Consolidated Financial Statements for details on changes in the pension benefit obligation and the fair value of plan assets.

Effect if actual results differ from assumptions — We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that are used in our actuarial valuations. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in pension expense that could be material. Adjusting our expected long-term rate of return (8.02% at December 31, 2009) by 50 basis points would change our estimated pension expense in 2010 by approximately $3 million. Adjusting our weighted-average discount rate (6.27% at December 31, 2009) by 50 basis points would change our estimated pension expense in 2010 by approximately $1 million.

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

Foreign Currency Exchange Rate Risk

A substantial majority of our revenue, expense and capital expenditure activities are transacted in U.S. dollars. However, we do transact business in other currencies, primarily the British pound, the Canadian dollar, the Brazilian real, the Chilean peso and the Euro. For most of these foreign currencies, we are a net recipient, and, therefore, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currencies in which we transact significant amounts of business.

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

For the year ended December 31, 2009, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2009 would have increased our revenue by $45.2 million and our pre-tax operating profit by $13.3 million. For the year ended December 31, 2008, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2008 would have increased our revenue by $52.3 million and our pre-tax operating profit by $16.2 million. A 10% stronger U.S. dollar would have resulted in similar decreases to our revenue and pre-tax operating profit for 2009 and 2008.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our variable-rate, long-term Senior Credit Facility and commercial paper borrowings, as well as our interest rate swaps which economically convert our 2014 fixed rate bonds from a fixed rate of interest to a floating rate. We attempt to achieve the lowest all-in weighted-average cost of debt while simultaneously taking into account the mix of our fixed- and floating-rate debt, and the average life and scheduled maturities of our debt. At December 31, 2009, our weighted average cost of debt was 4.9% and weighted-average life of debt was 11.1 years. At December 31, 2009, 66% of our debt was fixed rate, and the remaining 34% was variable rate. Occasionally we use derivatives to manage our exposure to changes in interest rates by entering into interest rate swaps. A 100 basis point increase in the weighted-average interest rate on our variable-rate debt would have increased our 2009 interest expense by approximately $3.9 million.

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

Management assessed the effectiveness of Equifax's internal control over financial reporting as of December 31, 2009. Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of Equifax's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of its Board of Directors.

Based on this assessment, management determined that, as of December 31, 2009, Equifax maintained effective internal control over financial reporting. Ernst & Young LLP, the Company's independent registered public accounting firm, has issued an audit report on the Company's internal control over financial reporting as of December 31, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Equifax Inc.:

We have audited Equifax Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Equifax Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Equifax Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009 of Equifax Inc. and our report dated February 23, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 23, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Equifax Inc.:

We have audited the accompanying consolidated balance sheets of Equifax Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equifax Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Equifax Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 23, 2010

CONSOLIDATED STATEMENTS OF INCOME

	Twelve Months Ended December 31,

(In millions, except per share amounts)	2009	2008	2007

Operating revenue	$1,824.5	$1,935.7	$1,843.0

Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	767.8	792.0	757.4
Selling, general and administrative expenses	490.3	511.1	471.7
Depreciation and amortization	158.8	155.4	127.7

Total operating expenses	1,416.9	1,458.5	1,356.8

Operating income	407.6	477.2	486.2
Interest expense	(57.0)	(71.3)	(58.5)
Other income, net	6.0	6.2	3.0

Consolidated income before income taxes	356.6	412.1	430.7
Provision for income taxes	(116.1)	(133.1)	(151.9)

Consolidated net income	240.5	279.0	278.8
Less: Net income attributable to noncontrolling interests	(6.6)	(6.2)	(6.1)

Net income attributable to Equifax	$233.9	$272.8	$272.7

Basic earnings per common share	$1.85	$2.13	$2.07

Weighted-average shares used in computing basic earnings per share	126.3	128.1	132.0

Diluted earnings per common share	$1.83	$2.09	$2.02

Weighted-average shares used in computing diluted earnings per share	127.9	130.4	135.1

Dividends per common share	$0.16	$0.16	$0.16

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	December 31,

(In millions, except par values)	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$103.1	$58.2
Trade accounts receivable, net of allowance for doubtful accounts of $15.1 and $14.5 at December 31, 2009 and 2008, respectively	258.7	253.4
Prepaid expenses	27.6	22.9
Other current assets	27.4	19.3

Total current assets	416.8	353.8

Property and equipment:
Capitalized internal-use software and system costs	316.6	313.9
Data processing equipment and furniture	184.2	176.6
Land, buildings and improvements	164.5	124.0

Total property and equipment	665.3	614.5
Less accumulated depreciation and amortization	(346.0)	(328.2)

Total property and equipment, net	319.3	286.3

Goodwill	1,943.2	1,760.0
Indefinite-lived intangible assets	95.5	95.1
Purchased intangible assets, net	687.0	682.2
Other assets, net	88.7	82.9

Total assets	$3,550.5	$3,260.3

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities	$154.2	$31.9
Capitalized lease obligation	29.0	—
Accounts payable	35.9	29.9
Accrued expenses	67.7	57.6
Accrued salaries and bonuses	58.1	54.2
Deferred revenue	69.8	65.7
Other current liabilities	77.5	78.7

Total current liabilities	492.2	318.0
Long-term debt	990.9	1,187.4
Deferred income tax liabilities, net	249.3	215.3
Long-term pension and other postretirement benefit liabilities	142.5	166.0
Other long-term liabilities	60.6	50.1

Total liabilities	1,935.5	1,936.8

Commitments and Contingencies (see Note 5)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares — 10.0; Issued shares — none	—	—
Common stock, $1.25 par value: Authorized shares — 300.0; Issued shares — 189.3 and 189.2 at December 31, 2009 and 2008, respectively; Outstanding shares — 126.2 and 126.3 at December 31, 2009 and 2008, respectively	236.6	236.5
Paid-in capital	1,102.0	1,075.2
Retained earnings	2,494.2	2,281.0
Accumulated other comprehensive loss	(318.7)	(390.6)
Treasury stock, at cost, 61.0 shares and 59.7 shares at December 31, 2009 and 2008, respectively	(1,871.7)	(1,837.9)
Stock held by employee benefits trusts, at cost, 2.1 shares and 3.2 shares at December 31, 2009 and 2008, respectively	(41.2)	(51.8)

Total Equifax shareholders' equity	1,601.2	1,312.4
Noncontrolling interests	13.8	11.1

Total equity	1,615.0	1,323.5

Total liabilities and equity	$3,550.5	$3,260.3

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,

(In millions)	2009	2008	2007

Operating activities:
Consolidated net income	$240.5	$279.0	$278.8
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	158.8	155.4	127.7
Stock-based compensation expense	19.6	19.9	17.6
Tax effects of stock-based compensation plans	0.9	2.9	6.6
Excess tax benefits from stock-based compensation plans	(1.3)	(2.1)	(7.0)
Deferred income taxes	14.7	7.7	7.9
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	12.8	24.2	(1.6)
Prepaid expenses and other current assets	(1.4)	3.5	(5.3)
Other assets	(6.9)	(2.2)	(18.7)
Current liabilities, excluding debt	3.3	(23.4)	38.9
Other long-term liabilities, excluding debt	(22.6)	(16.8)	8.6

Cash provided by operating activities	418.4	448.1	453.5

Investing activities:
Capital expenditures	(70.7)	(110.5)	(118.5)
Acquisitions, net of cash acquired	(196.0)	(27.4)	(303.8)
Investment in unconsolidated affiliates	(3.4)	(3.7)	—

Cash used in investing activities	(270.1)	(141.6)	(422.3)

Financing activities:
Net short-term borrowings (repayments)	101.8	(184.8)	139.7
Net (repayments) borrowings under long-term revolving credit facilities	(415.2)	45.0	253.4
Payments on long-term debt	(31.8)	(17.8)	(250.0)
Proceeds from issuance of long-term debt	274.4	2.3	545.7
Treasury stock purchases	(23.8)	(155.7)	(718.7)
Dividends paid to Equifax shareholders	(20.2)	(20.5)	(20.7)
Dividends paid to noncontrolling interests	(4.0)	(3.4)	(3.6)
Proceeds from exercise of stock options	10.2	14.7	31.6
Excess tax benefits from stock-based compensation plans	1.3	2.1	7.0
Other	(1.0)	(1.0)	(5.6)

Cash used in financing activities	(108.3)	(319.1)	(21.2)

Effect of foreign currency exchange rates on cash and cash equivalents	4.9	(10.8)	3.8

Increase (decrease) in cash and cash equivalents	44.9	(23.4)	13.8
Cash and cash equivalents, beginning of period	58.2	81.6	67.8

Cash and cash equivalents, end of period	$103.1	$58.2	$81.6

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

	Equifax Shareholders

	Common Stock

(In millions, except per share values)	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Stock Held By Employee Benefits Trusts	Noncontrolling Interests	Total Shareholders' Equity

Balance, December 31, 2006	124.7	$232.9	$609.2	$1,778.6	$(232.2)	$(1,490.9)	$(59.5)	$6.1	$844.2

Net income	—	—	—	272.7	—	—	—	6.1	278.8
Other comprehensive income	—	—	—	—	61.7	—	—	0.2	61.9
Shares issued under stock and benefit plans, net of minimum tax withholdings	2.3	2.7	28.9	—	—	(2.3)	1.8	—	31.1
Equity consideration issued for TALX acquisition	20.6	—	372.4	—	—	532.9	—	—	905.3
Treasury stock purchased under share repurchase program ($40.12 per share)*	(17.9)	—	—	—	—	(718.7)	—	—	(718.7)
Cash dividends ($0.16 per share)	—	—	—	(21.3)	—	—	—	—	(21.3)
Reclassification of director deferred compensation plan from liabilities to shareholders' equity based on plan amendments	—	—	5.5	—	—	—	—	—	5.5
Stock-based compensation expense	—	—	17.6	—	—	—	—	—	17.6
Tax effects of stock-based compensation plans	—	—	6.6	—	—	—	—	—	6.6
Dividends paid to employee benefits trusts	—	—	0.6	—	—	—	—	—	0.6
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(3.6)	(3.6)

Balance, December 31, 2007	129.7	$235.6	$1,040.8	$2,030.0	$(170.5)	$(1,679.0)	$(57.7)	$8.8	$1,408.0

Net income	—	—	—	272.8	—	—	—	6.2	279.0
Other comprehensive income	—	—	—	—	(220.1)	—	—	(0.5)	(220.6)
Shares issued under stock and benefit plans, net of minimum tax withholdings	1.1	0.9	11.1	—	—	(3.2)	5.9	—	14.7
Treasury stock purchased under share repurchase program ($34.41 per share)*	(4.5)	—	—	—	—	(155.7)	—	—	(155.7)
Cash dividends ($0.16 per share)	—	—	—	(21.0)	—	—	—	—	(21.0)
Dividends paid to employee benefits trusts	—	—	0.5	—	—	—	—	—	0.5
Stock-based compensation expense	—	—	19.9	—	—	—	—	—	19.9
Tax effects of stock-based compensation plans	—	—	2.9	—	—	—	—	—	2.9
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(3.4)	(3.4)
Adjustment to initially apply EITF 06-04 and EITF 06-10	—	—	—	(0.8)	—	—	—	—	(0.8)

Balance, December 31, 2008	126.3	$236.5	$1,075.2	$2,281.0	$(390.6)	$(1,837.9)	$(51.8)	$11.1	$1,323.5

Net income	—	—	—	233.9	—	—	—	6.6	240.5
Other comprehensive income	—	—	—	—	71.9	—	—	0.1	72.0
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.8	0.1	(0.6)	—	—	2.5	6.4	—	8.4
Treasury stock purchased under share repurchase program ($26.41 per share)*	(0.9)	—	—	—	—	(23.8)	—	—	(23.8)
Treasury stock purchased from the Equifax Employee Stock Benefits Trust ($29.29 per share)**	—	—	8.3	—	—	(12.5)	4.2	—	—
Cash dividends ($0.16 per share)	—	—	—	(20.7)	—	—	—	—	(20.7)
Dividends paid to employee benefits trusts	—	—	0.5	—	—	—	—	—	0.5
Stock-based compensation expense	—	—	19.6	—	—	—	—	—	19.6
Tax effects of stock-based compensation plans	—	—	0.9	—	—	—	—	—	0.9
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(4.0)	(4.0)
Other	—	—	(1.9)	—	—	—	—	—	(1.9)

Balance, December 31, 2009	126.2	$236.6	$1,102.0	$2,494.2	$(318.7)	$(1,871.7)	$(41.2)	$13.8	$1,615.0

*
At December 31, 2009, $121.9 million was authorized for future repurchases of our common stock.

**
426,533 shares were reclassified from Stock Held by Employee Benefits Trusts to Treasury Stock on our Consolidated Balance Sheets as a result of this transaction.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Accumulated Other Comprehensive Loss consists of the following components:

	December 31,

(In millions)	2009	2008	2007

Foreign currency translation	$(99.9)	$(178.4)	$(60.1)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $124.9, $119.2 and $61.3 in 2009, 2008 and 2007, respectively	(216.2)	(208.5)	(106.5)
Cash flow hedging transactions, net of tax of $1.7, $2.1 and $2.2 in 2009, 2008 and 2007, respectively	(2.6)	(3.7)	(3.9)

Accumulated other comprehensive loss	$(318.7)	$(390.6)	$(170.5)

Comprehensive Income is as follows:

	Twelve Months Ended December 31,

	2009			2008			2007

(In millions)	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total

Net income	$233.9	$6.6	$240.5	$272.8	$6.2	$279.0	$272.7	$6.1	$278.8
Other comprehensive income:
Foreign currency translation adjustment	78.5	0.1	78.6	(118.3)	(0.5)	(118.8)	53.1	0.2	53.3
Recognition of prior service cost and actuarial gains (losses) related to our pension and other postretirement benefit plans	(7.7)	—	(7.7)	(102.0)	—	(102.0)	11.9	—	11.9
Change in cumulative loss from cash flow hedging transactions	1.1	—	1.1	0.2	—	0.2	(3.3)	—	(3.3)

Comprehensive income	$305.8	$6.7	$312.5	$52.7	$5.7	$58.4	$334.4	$6.3	$340.7

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations. We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of December 31, 2009, we operated in the following countries: Argentina, Brazil, Canada, Chile, Ecuador, El Salvador, Honduras, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We also maintain support operations in Costa Rica and the Republic of Ireland. We own an equity interest in a consumer credit information company in Russia. During 2009, we formed a joint venture, pending regulatory approval, to provide a broad range of credit data and information solutions in India.

We develop, maintain and enhance secured proprietary information databases through the compilation of actual consumer data, including credit, employment, asset, liquidity, net worth and spending activity, and business data, including credit and business demographics, that we obtain from a variety of sources, such as credit granting institutions, public record information (including bankruptcies, liens and judgments), income and tax information primarily from large to mid-sized companies in the U.S., and marketing information from surveys and warranty cards. We process this information utilizing our proprietary information management systems.

We acquired Rapid Reporting Verification Company, a provider of IRS tax transcript information and social security number authentication services, on November 2, 2009. On October 27, 2009, we acquired IXI Corporation, a provider of consumer wealth and asset data. Additionally, we acquired TALX Corporation, a leading provider of employment and income verification and human resources business process outsourcing services, on May 15, 2007. The results of these acquisitions are included in our consolidated results subsequent to the acquisition dates.

Basis of Consolidation. Our Consolidated Financial Statements and the accompanying notes, which are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, include Equifax and all its subsidiaries. We consolidate all majority-owned and controlled subsidiaries as well as variable interest entities in which we are the primary beneficiary. Other parties' interests in consolidated entities are reported as noncontrolling interests. We use the equity method of accounting for investments in which we are able to exercise significant influence and use the cost method for all other investments. All significant intercompany transactions and balances are eliminated.

Our Consolidated Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods presented therein. Certain prior year amounts have been reclassified to conform to current year presentation, including selling, general and administrative expense of $13.2 million and $5.4 million, respectively, for the twelve months ended December 31, 2008 and 2007, which was reclassified to cost of services. The effect of these reclassifications is not material.

Segments. We manage our business and report our financial results through the following five reportable segments, which are the same as operating segments:

•
U.S. Consumer Information Solutions, or USCIS

•
International

•
TALX

•
North America Personal Solutions

•
North America Commercial Solutions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

USCIS is our largest reportable segment, with 45% of total operating revenue during 2009. Our most significant foreign operations are located in Canada, the U.K. and Brazil.

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

We have certain information solution offerings that are sold as multiple element arrangements. The multiple elements may include consumer or commercial information, file updates for certain solutions, services provided by our decisioning technologies personnel, training services, statistical models and other services. To account for each of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

these elements separately, the delivered elements must have stand-alone value to our customer, and there must exist objective and reliable evidence of the fair value for any undelivered elements. For certain customer contracts, the total arrangement fee is allocated to the undelivered elements based on their fair values and to the initial delivered elements using the residual method. If we are unable to unbundle the arrangement into separate units of accounting, we apply one of the accounting policies described above. This may lead to the arrangement consideration being recognized as the final contract element is delivered to our customer.

Many of our multiple element arrangements involve the delivery of services generated by a combination of services provided by one or more of our operating segments. No individual information service impacts the value or usage of other information services included in an arrangement and each service can be sold alone or, in most cases, purchased from another vendor without affecting the quality of use or value to the customer of the other information services included in the arrangement. Some of our products require the development of interfaces or platforms by our decisioning technologies personnel that allow our customers to interact with our proprietary information databases. These development services do not meet the requirement for having stand-alone value, thus any related development fees are deferred when billed and are recognized over the expected period that the customer will benefit from the related decisioning technologies service. Revenue from the provision of statistical models is recognized as the service is provided and accepted, assuming all other revenue recognition criteria are met.

We record revenue on a net basis for those sales in which we have in substance acted as an agent or broker in the transaction. The direct costs of set up of a customer are capitalized and amortized as a cost of service during the term of the related customer contract.

Deferred revenue consists of amounts billed in excess of revenue recognized on sales of our information services relating generally to the deferral of subscription fees and arrangement consideration from elements not meeting the criteria for having stand-alone value discussed above. Deferred revenues are subsequently recognized as revenue in accordance with our revenue recognition policies.

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

Advertising. Advertising costs, which are expensed as incurred, totaled $32.1 million, $28.5 million and $27.5 million during 2009, 2008 and 2007, respectively.

Stock-Based Compensation. We recognize the cost of stock-based payment transactions in the financial statements over the period services are rendered according to the fair value of the stock-based awards issued. All of our stock-based awards, which are stock options and nonvested stock, are classified as equity instruments.

Income Taxes. We account for income taxes under the liability method. Deferred income tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by current enacted tax rates. We periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets. We record a valuation allowance, as necessary, to reduce our deferred tax assets to the amount of future tax benefit that we estimate is more likely than not to be realized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We record tax benefits for positions that we believe are more likely than not of being sustained under audit examinations. Regularly, we assess the potential outcome of such examinations to determine the adequacy of our income tax accruals. We adjust our income tax provision during the period in which we determine that the actual results of the examinations may differ from our estimates or when statutory terms expire. Changes in tax laws and rates are reflected in our income tax provision in the period in which they occur.

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

	Twelve Months Ended December 31,

(In millions)	2009	2008	2007

Weighted-average shares outstanding (basic)	126.3	128.1	132.0
Effect of dilutive securities:
Stock options and restricted stock units	1.4	2.2	2.9
Long-term incentive plans	0.2	0.1	0.2

Weighted-average shares outstanding (diluted)	127.9	130.4	135.1

For the twelve months ended December 31, 2009, 2008 and 2007, 3.3 million, 2.1 million and 0.6 million stock options, respectively, were anti-dilutive and therefore excluded from this calculation.

Cash Equivalents. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Trade Accounts Receivable and Allowance for Doubtful Accounts. We do not recognize interest income on our trade accounts receivable. Additionally, we generally do not require collateral from our customers related to our trade accounts receivable.

The allowance for doubtful accounts for estimated losses on trade accounts receivable is based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns and the establishment of specific reserves for customers in an adverse financial condition. We reassess the adequacy of the allowance for doubtful accounts each reporting period. Increases to the allowance for doubtful accounts are recorded as bad debt expense, which are included in selling, general and administrative expenses on the accompanying Consolidated Statements of Income. Bad debt expense was $7.6 million, $11.0 million and $7.3 million during the twelve months ended December 31, 2009, 2008, and 2007, respectively.

Long-Lived Assets. Property and equipment are stated at cost less accumulated depreciation and amortization. The cost of additions is capitalized. Property and equipment are depreciated primarily on a straight-line basis over assets' estimated useful lives, which are generally three to five years for data processing equipment and capitalized internal-use software and systems costs. Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease terms that are reasonably assured. Buildings are depreciated over a forty-year period. Other fixed assets are depreciated over three to seven years. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized and included in income from operations on the Consolidated Statements of Income, with the classification of any gain or loss dependent on the characteristics of the asset sold or retired.

Certain internal-use software and system development costs are deferred and capitalized. Accordingly, the specifically identified costs incurred to develop or obtain software which is intended for internal use are not capitalized until the determination is made as to the availability of a technically feasible solution to solve the predefined user and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operating performance requirements as established during the preliminary stage of an internal-use software development project. Costs incurred during a software development project's preliminary stage and post-implementation stage are expensed. Application development activities which are eligible for capitalization include software design and configuration, development of interfaces, coding, testing, and installation. Capitalized internal-use software and systems costs are subsequently amortized on a straight-line basis over a three- to ten-year period after project completion and when the related software or system is ready for its intended use.

Depreciation and amortization expense related to property and equipment was $72.1 million, $66.3 million and $62.0 million during the twelve months ended December 31, 2009, 2008, and 2007, respectively.

Industrial Revenue Bonds. Pursuant to the terms of the industrial revenue bonds, we transferred title to certain of our fixed assets with costs of $35.7 million and $28.4 million as of December 31, 2009 and 2008, respectively, to a local governmental authority in the U.S. to receive a property tax abatement related to economic development. The title to these assets will revert back to us upon retirement or cancellation of the applicable bonds. These fixed assets are still recognized in the Company's Consolidated Balance Sheets as all risks and rewards remain with the Company.

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

Goodwill and Indefinite-Lived Intangible Assets. Goodwill represents the cost in excess of the fair value of the net assets of acquired businesses. Goodwill is not amortized. We are required to test goodwill for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment test as of September 30 each year. In analyzing goodwill for potential impairment, we use a combination of the income and market approaches to estimate the reporting unit's fair value. Under the income approach, we calculate the fair value of a reporting unit based on estimated future discounted cash flows. The assumptions we use are based on what we believe a hypothetical marketplace participant would use in estimating fair value. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings for benchmark companies. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit's fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit's goodwill exceeded its implied value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We completed our annual impairment testing for goodwill and indefinite-lived intangible assets during the twelve months ended December 31, 2009, 2008, and 2007, and we determined that there was no impairment in any of these years.

Purchased Intangible Assets. Purchased intangible assets represent the estimated fair value of acquired intangible assets used in our business. Purchased data files represent the estimated fair value of consumer credit files acquired primarily through the purchase of independent credit reporting agencies in the U.S. and Canada. We expense the cost of modifying and updating credit files in the period such costs are incurred. We amortize purchased data files, which primarily consist of acquired credit files, on a straight-line basis. Primarily all of our other purchased intangible assets are also amortized on a straight-line basis.

Asset	Useful Life (in years)

Purchased data files	2 to 15
Acquired software and technology	1 to 10
Non-compete agreements	1 to 10
Proprietary database	6 to 10
Customer relationships	2 to 25
Trade names	5 to 15

Other Assets. Other assets on our Consolidated Balance Sheets primarily represents our investment in unconsolidated affiliates, assets related to life insurance policies covering certain officers of the Company, employee benefit trust assets, a statutorily-required tax deposit and data purchases, net of related amortization.

Benefit Plans. We sponsor various pension and defined contribution plans. We also maintain certain healthcare and life insurance benefit plans for eligible retired U.S. employees. Benefits under the pension and other postretirement benefit plans are generally based on age at retirement and years of service and for some pension plans, benefits are also based on the employee's annual earnings. The net periodic cost of our pension and other postretirement plans is determined using several actuarial assumptions, the most significant of which are the discount rate and the expected return on plan assets. Our Consolidated Balance Sheets reflect the funded status of the pension and postretirement plans.

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

Financial Instruments. Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using quoted market prices for publicly traded instruments, and for non-publicly traded instruments through valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk. As of December 31, 2009 and 2008, the fair value of our fixed-rate debt was $1.02 billion

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and $597.7 million, respectively, compared to its carrying value of $1.00 billion and $767.1 million, respectively.

Derivatives and Hedging Activities. Although derivative financial instruments are not utilized for speculative purposes or as the Company's primary risk management tool, derivatives have been used as a risk management tool to hedge the Company's exposure to changes in interest rates and foreign exchange rates. We have used interest rate swaps and interest rate lock agreements to manage interest rate risk associated with our fixed and floating-rate borrowings. Forward contracts on various foreign currencies have been used to manage the foreign currency exchange rate risk of certain firm commitments denominated in foreign currencies. We recognize all derivatives on the balance sheet at fair value. Derivative valuations reflect the value of the instrument including the value associated with counterparty risk.

Fair Value Hedges. In conjunction with our fourth quarter 2009 sale of five-year Senior Notes, we entered into five-year interest rate swaps, designated as fair value hedges, which convert the debt's fixed interest rate to a variable rate. These swaps involve the receipt of fixed rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed-rate Senior Notes they hedge due to changes in the designated benchmark interest rate and are recorded in interest expense. The fair value liability of these interest rate swaps at December 31, 2009, was $3.3 million and was recorded in other long-term liabilities on our Consolidated Balance Sheets.

Cash Flow Hedges. Changes in the fair value of highly effective derivatives designated as cash flow hedges are initially recorded in accumulated other comprehensive income and are reclassified into the line item in the Consolidated Statements of Income in which the hedged item is recorded in the same period the hedged item impacts earnings. Any ineffective portion is recorded in current period earnings.

Our inventory of cash flow hedges at December 31, 2009, consisted of an interest rate swap that expires February 2010 and forward purchase contracts, with an aggregate notional amount of 0.8 million euros, to hedge the exposure of certain firm commitments of our U.K. subsidiary that are denominated in euros. The fair value liability of our unsettled cash flow hedges was not material at December 31, 2009.

We entered into interest rate lock agreements in conjunction with our 2007 sale of 6.3% senior notes due 2017 and 7.0% senior notes due 2037. These cash flow hedges were settled on June 25 and June 26, 2007, the respective dates the ten- and thirty-year senior notes were sold, requiring payment of $1.9 million and $3.0 million, respectively. The impact of these settlements has been recorded in other comprehensive income and is amortized with interest expense over the respective terms of the senior notes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:

Description	Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In millions)
Liabilities:
Deferred Compensation Plan(1)	$11.5	$11.5	$—	$—
Fair Value Interest Rate Swaps(2)	3.3	—	3.3	—

Total liabilities	$14.8	$11.5	$3.3	$—

(1)
We maintain deferred compensation plans that allow for certain management employees to defer the receipt of compensation (such as salary, incentive compensation and commissions) until a later date based on the terms of the plans. The liability representing benefits accrued for plan participants is valued at the quoted market prices of the participants' elections for investments in variable life insurance policies. Identical instruments are traded in active markets that we have access to as of December 31, 2009. As such, we have classified this liability as Level 1 within the fair value hierarchy.
(2)
The fair value of our interest rate swaps, designated as fair value hedges, is based on the present value of expected future cash flows using zero coupon rates and is classified within Level 2 of the fair value hierarchy.

Recent Accounting Pronouncements. Noncontrolling Interests.  In December 2007, the FASB issued guidance which established accounting and reporting standards for noncontrolling interests and for the deconsolidation of a subsidiary. This guidance was effective prospectively, except for certain retrospective disclosure requirements. Our adoption of this guidance on January 1, 2009, did not have a material impact on our Consolidated Financial Statements.

Fair Value Disclosures. In December 2008, the FASB issued guidance requiring entities to disclose more information about pension asset valuations, investment allocation decisions, and major categories of plan assets. These disclosure requirements are effective for years ending after December 15, 2009. Our adoption did not have a material impact on our Consolidated Financial Statements.

In September 2009, the FASB issued guidance regarding use of the net asset value per share provided by an investee to estimate the fair value of an alternative investment when the fair value is not readily determinable. This guidance affects certain investments that are held by our pension plans and is effective for interim and annual periods ending after December 15, 2009. Our adoption did not have a material impact on our Consolidated Financial Statements.

In January 2010, the FASB issued guidance requiring additional fair value disclosures for significant transfers between levels of the fair value hierarchy and gross presentation of items within the Level 3 reconciliation. This guidance also clarifies that entities need to disclose fair value information for each class of asset and liability measured at fair value and that valuation techniques need to be provided for all non-market observable measurements. Our adoption of this guidance on January 1, 2010, is not expected to have a material impact on our Consolidated Financial Statements.

Subsequent Events. In May 2009, the FASB issued guidance which established standards for accounting and disclosure of events that occur after the balance sheet date, but before financial statements are issued. This guidance was effective for interim and annual periods ending after June 15, 2009. Our adoption did not have a material impact on our Consolidated Financial Statements. We evaluated subsequent events occurring through February 23, 2010, which is the date our financial statements were issued.

Variable Interest Entities. In June 2009, the FASB amended the consolidation guidance for variable-interest entities and expanded disclosure requirements. The new guidance requires an enterprise to perform an analysis to determine whether the enterprise's variable interests give it a controlling financial interest in the variable interest entity. The adoption of this guidance on January 1, 2010, is not expected to have a material impact on our Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Arrangements with Multiple Deliverables. In October 2009, the FASB issued revenue guidance for multiple-deliverable arrangements which addresses how to separate deliverables and how to measure and allocate arrangement consideration. This guidance requires vendors to develop the best estimate of selling price for each deliverable and to allocate arrangement consideration using this selling price. The guidance is effective prospectively for revenue arrangements entered into or materially modified in annual periods beginning after June 15, 2010. We are currently evaluating the impact of adoption on our Consolidated Financial Statements.

2.  ACQUISITIONS AND INVESTMENTS

2009 Acquisitions and Investments. On December 23, 2009, as a part of our long-term growth strategy of expanding into emerging markets, we formed a joint venture, Equifax Credit Information Services Private Limited, or ECIS, to provide a broad range of credit data and information solutions in India. This joint venture is pending regulatory approval. We paid cash consideration of $5.2 million for our 49 percent equity interest in ECIS.

On November 2, 2009, to further enhance our income and identity verification service offerings, we acquired Rapid Reporting Verification Company, or Rapid, a provider of IRS tax transcript information and social security number authentication services, for $72.5 million. The results of this acquisition have been included in our TALX operating segment subsequent to the acquisition.

On October 27, 2009, we acquired IXI Corporation, or IXI, a provider of consumer wealth and asset data, for $124.0 million. This acquisition enables us to offer more differentiated and in-depth consumer income, wealth and other data to help our clients improve their marketing, collections, portfolio management and customer management efforts across different product segments. The results of this acquisition have been included in our U.S. Consumer Information Solutions operating segment subsequent to the acquisition date.

We financed these purchases through borrowings under our Senior Credit Facility, which were subsequently refinanced through the issuance in November 2009 of our 4.45%, five-year unsecured Senior Notes. The 4.45% Senior Notes are further described in Note 4 of the Notes to the Consolidated Financial Statements in this report.

On August 12, 2009, in order to enhance our Mortgage Solutions business market share, we acquired certain assets and specified liabilities of a small mortgage credit reporting reseller for cash consideration of $3.8 million. The results of this acquisition have been included in our U.S. Consumer Information Solutions segment subsequent to the acquisition date.

2008 Acquisitions and Investments. To further enhance our market share and grow our credit data business, during the twelve months ended December 31, 2008, we completed nine acquisitions and investments in a number of small businesses totaling $27.4 million, net of cash acquired. Six of the transactions were in our International segment, two within our U.S. Consumer Information Solutions segment and one within our TALX segment. We recorded a $6.0 million liability at December 31, 2009, with a corresponding adjustment to goodwill, for the contingent earn-out payment associated with the acquired company within the TALX segment. The earn-out payment was measured on the completion of 2009 revenue targets and will be paid in 2010.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2007 Acquisitions. On October 19, 2007, in order to continue to grow our credit data business, our Peruvian subsidiary, which is reported in our International operating segment, purchased 100% of the stock of a credit reporting business located in Peru for cash consideration of $8.0 million.

On May 15, 2007, we completed the acquisition of all of the outstanding shares of TALX, a leading provider of employment and income verification and human resources business process outsourcing services. The acquisition aligned with our long-term growth strategy of expanding into new markets with unique data. Under the terms of the transaction, we issued 20.6 million shares of Equifax common stock from treasury, issued 1.9 million fully-vested options to purchase Equifax common stock and paid approximately $288.1 million in cash, net of cash acquired. The value of the shares issued was $844.2 million determined using an average share price over a reasonable period of time before and after the acquisition terms were announced. The fair value of options issued was $61.1 million determined using the Black-Scholes-Merton valuation model. The fair value of the vested options is included in the total purchase price. We also assumed TALX's outstanding debt, which had a fair value totaling $177.6 million at May 15, 2007. We financed the cash portion of the acquisition cost and $96.6 million outstanding on the TALX revolving credit facility at the date of acquisition initially with borrowings under our $850.0 million senior unsecured credit facility, which we refer to as the Senior Credit Facility, and subsequently refinanced this debt in the second quarter of 2007 with ten- and thirty-year notes. The results of TALX's operations are included in our Consolidated Financial Statements beginning on May 15, 2007. TALX is reported as a separate operating segment. Subsequent to the date of the acquisition in 2007, we paid $4.1 million to the former owners of a company purchased by TALX pursuant to an earn-out agreement.

We also acquired the assets of three mortgage solutions affiliates for cash paid of $3.8 million during the first quarter of 2007.

Purchase Price Allocation. The following table summarizes the estimated fair value of the net assets acquired and the liabilities assumed at the acquisition dates. These 2009 allocations are considered final, except for the resolution of certain contingencies all of which existed at the acquisition date, primarily related to sales tax exposures and income tax accounts, which will be resolved when final returns are filed related to the acquired entities. Estimates for these items have been included in the purchase price allocations and will be finalized prior to the one year anniversary date of the acquisitions.

	December 31,

(In millions)	2009	2008

Current assets	$13.1	$3.0
Property and equipment	1.9	0.3
Other assets	3.0	0.1
Identifiable intangible assets(1)	83.9	16.2
Goodwill(2)	116.7	18.3

Total assets acquired	218.6	37.9
Total liabilities assumed	(18.3)	(9.6)

Net assets acquired	$200.3	$28.3

(1)
Identifiable intangible assets are further disaggregated in the table below.
(2)
Of the goodwill resulting from 2009 and 2008 acquisitions, $39.6 million and $4.4 million, respectively, is tax deductible.

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

	December 31,

	2009		2008

Intangible asset category	Fair value	Weighted-average useful life	Fair value	Weighted-average useful life

	(in millions)	(in years)	(in millions)	(in years)
Customer relationships	$61.7	13.2	$12.2	9.2
Proprietary database	7.4	5.9	—	—
Purchased data files	—	—	0.4	12.5
Acquired software and technology	7.1	5.6	0.9	3.4
Non-compete agreements	2.2	5.0	0.3	6.9
Trade names and other intangible assets	5.5	8.1	2.4	5.9

Total acquired intangibles	$83.9	11.4	$16.2	8.5

Since the dates of acquisition, IXI contributed approximately $6 million of revenue and Rapid contributed approximately $5 million of revenue, which are included in the Company's Consolidated Statement of Income. The impact of the 2009 and 2008 acquisitions would not have significantly changed our Consolidated Statements of Income if they had occurred at the beginning of the earliest year presented as revenue, consolidated net income, net income attributable to Equifax and diluted earnings per share would not have changed by more than 3%.

3.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As discussed in Note 1, goodwill is tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment tests as of September 30 each year. The fair value estimates for our reporting units were determined using a combination of the income and market approaches in accordance with the Company's methodology. Our annual impairment tests as of September 30, 2009, 2008 and 2007 resulted in no impairment of goodwill. We have undertaken reasonable efforts to determine that we do not have an accumulated impairment loss.

In conjunction with the finalization of the TALX purchase price allocation in 2008, we reallocated goodwill to reporting units expected to benefit from revenue synergies of the combined company. Changes in the amount of goodwill for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the twelve months ended December 31, 2009 and 2008, are as follows:

(in millions)	U.S. Consumer Information Solutions	International	TALX	North America Personal Solutions	North America Commercial Solutions	Total

Balance, December 31, 2007	$491.2	$351.6	$952.3	$1.8	$37.7	$1,834.6
Acquisitions	2.7	8.8	1.2	—	—	12.7
Adjustments to initial purchase price allocation	—	—	2.7	—	—	2.7
Foreign currency translation	—	(85.1)	—	—	(1.2)	(86.3)
Tax benefits of options exercised	—	—	(3.7)	—	—	(3.7)
Reallocation of goodwill	96.0	—	(96.0)	—	—	—

Balance, December 31, 2008	$589.9	$275.3	$856.5	$1.8	$36.5	$1,760.0

Acquisitions	78.4	—	38.3	—	—	116.7
Adjustments to initial purchase price allocation	(0.5)	0.1	6.0	—	—	5.6
Foreign currency translation	—	60.3	—	—	0.8	61.1
Tax benefits of options exercised	—	—	(0.2)	—	—	(0.2)

Balance, December 31, 2009	$667.8	$335.7	$900.6	$1.8	$37.3	$1,943.2

Indefinite-Lived Intangible Assets. Indefinite-lived intangible assets consist of contractual/territorial rights representing the estimated fair value of rights to operate in certain territories acquired through the purchase of independent credit reporting agencies in the U.S. and Canada. Our contractual/territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. As discussed in Note 1, we are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30 each year. Our annual impairment tests as of September 30, 2009, 2008 and 2007 resulted in no impairment of our indefinite-lived intangible assets. Our contractual/territorial rights carrying amounts did not change materially during the twelve months ended December 31, 2009 and 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchased Intangible Assets. Purchased intangible assets net, recorded on our Consolidated Balance Sheets at December 31, 2009 and 2008, are as follows:

	December 31, 2009			December 31, 2008

(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Definite-lived intangible assets:
Purchased data files	$373.8	$(240.6)	$133.2	$375.3	$(225.7)	$149.6
Acquired software and technology	70.3	(37.1)	33.2	72.2	(34.2)	38.0
Customer relationships	488.0	(70.8)	417.2	426.1	(43.8)	382.3
Proprietary database	125.0	(52.2)	72.8	117.6	(32.0)	85.6
Non-compete agreements	3.3	(0.5)	2.8	6.6	(5.7)	0.9
Trade names and other intangible assets	36.0	(8.2)	27.8	34.1	(8.3)	25.8

Total definite-lived intangible assets	$1,096.4	$(409.4)	$687.0	$1,031.9	$(349.7)	$682.2

Amortization expense related to purchased intangible assets was $86.7 million during both the twelve months ended December 31, 2009 and 2008, and $65.7 million during the twelve months ended December 31, 2007.

Estimated future amortization expense related to definite-lived purchased intangible assets at December 31, 2009 is as follows:

Years ending December 31,

(In millions)	Amount

2010	$95.0
2011	87.7
2012	82.0
2013	63.2
2014	51.5
Thereafter	307.6

$687.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  DEBT

Debt outstanding at December 31, 2009 and 2008 was as follows:

	December 31,

(In millions)	2009	2008

Commercial paper	$135.0	$3.0
Borrowings under Canadian short-term revolving credit facility, weighted-average rate of 3.5% in 2008	—	25.8
Notes, 4.25%, due in installments through May 2012	7.6	10.1
Notes, 7.34%, due in installments through May 2014	75.0	75.0
Notes, 4.45%, due December 2014	275.0	—
Notes, 6.30%, due July 2017	272.5	280.0
Debentures, 6.90%, due July 2028	125.0	150.0
Notes, 7.00%, due July 2037	250.0	250.0
Borrowings under long-term revolving credit facilities, weighted-average rate of 0.9% and 2.8% in 2009 and 2008, respectively	4.8	420.0
Capitalized lease obligation	29.0	—
Other	3.1	3.4

Total debt	1,177.0	1,217.3
Less short-term debt and current maturities	(154.2)	(31.9)
Less capitalized lease obligation	(29.0)	—
Less unamortized discounts	(2.4)	(2.1)
Plus fair value adjustments	(0.5)	4.1

Total long-term debt, net of discount	$990.9	$1,187.4

Scheduled future maturities of debt at December 31, 2009, are as follows:

Years ending December 31,

(In millions)	Amount

2010	$182.5
2011	25.4
2012	16.6
2013	15.0
2014	290.0
Thereafter	647.5

Total debt	$1,177.0

Senior Credit Facility. We are party to an $850.0 million senior unsecured revolving credit facility, which we refer to as the Senior Credit Facility, with a group of financial institutions. Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Senior Credit Facility is scheduled to expire in July 2011. Availability of the Senior Credit Facility for borrowings is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding principal amount of our commercial paper, or CP, notes.

Under our Amended Credit Agreement, we must comply with various financial and non-financial covenants. The financial covenants require us to maintain a maximum leverage ratio, defined as consolidated funded debt divided by consolidated EBITDA (as set forth in the Amended Credit Agreement) for the preceding four quarters, of not more than 3.5 to 1.0. Compliance with this financial covenant is tested quarterly. The non-financial covenants include limitations on liens, cross defaults, subsidiary debt, mergers, liquidations, asset dispositions and acquisitions. As of December 31, 2009, we were in compliance with our covenants under the Amended Credit Agreement. Our borrowings under this facility, which have not been guaranteed by any of our subsidiaries, are unsecured and will rank on parity in right of payment with all of our other unsecured and unsubordinated indebtedness from time to time outstanding.

At December 31, 2009, interest was payable on borrowings under the existing credit facility at the base rate or London Interbank Offered Rate, or LIBOR, plus a specified

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

margin. The annual facility fee, which we pay regardless of borrowings, and interest rate are subject to adjustment based on our debt ratings. As of December 31, 2009, $707.5 million was available for borrowings and there were outstanding borrowings of $4.8 million under the Senior Credit Facility, which is included in long-term debt on our Consolidated Balance Sheet.

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

CP Program. Our $850.0 million CP program has been established through the private placement of CP notes from time-to-time, in which borrowings bear interest at either a variable rate (based on LIBOR or other benchmarks) or a fixed rate, with the applicable rate and margin. Maturities of CP can range from overnight to 397 days. Since the CP program is backstopped by our Senior Credit Facility, the amount of CP which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding borrowings under our Senior Credit Facility. At December 31, 2009, $135.0 million in CP notes were outstanding, at a weighted-average fixed interest rate of 0.4% per annum, all with maturities of less than 90 days.

4.25% Notes. Upon our July 26, 2007 acquisition of our Atlanta, Georgia, data center, we assumed a $12.5 million mortgage obligation from the prior owner of the building. The mortgage obligation has a fixed rate of interest of 4.25% per annum and is payable in annual installments until March 1, 2012.

TALX Debt. At the closing of the TALX acquisition in May 2007, we assumed $75.0 million in 7.34% Senior Guaranteed Notes, or TALX Notes, privately placed by TALX with several institutional investors in May 2006 and $96.6 million outstanding under TALX's revolving credit facility. Subsequent to the TALX acquisition, we repaid and terminated the TALX revolving credit facility with borrowings under our Senior Credit Facility. We are required to repay the principal amount of the TALX Notes in five equal annual installments commencing on May 25, 2010 with a final maturity date of May 25, 2014. We may prepay the TALX Notes subject to certain restrictions and the payment of a make-whole amount. Under certain circumstances, we may be required to use proceeds of certain asset dispositions to prepay a portion of the TALX Notes. Interest on the TALX Notes is payable semi-annually until the principal becomes due and payable. We identified a fair value adjustment related to the TALX Notes in applying purchase accounting; this amount will be amortized against interest expense over the remainder of the term of the TALX Notes. At December 31, 2009, the remaining balance of this adjustment is $2.8 million and is included in long-term debt on the Consolidated Balance Sheet.

4.45% Senior Notes. On November 4, 2009, we issued $275.0 million principal amount of 4.45%, five-year senior notes in an underwritten public offering. Interest is payable semi-annually in arrears on December 1 and June 1 of each year. We used the net proceeds from the sale of the senior notes to repay outstanding borrowings under our CP program, a portion of which was used to finance our fourth quarter 2009 acquisitions. The senior notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness. In conjunction with the senior notes, we entered into five-year interest rate swaps, designated as fair value hedges, which convert the fixed interest rate to a variable rate. The long-term debt fair value adjustment related to these interest rate swaps was a reduction of $3.3 million at December 31, 2009.

6.3% and 7.0% Senior Notes. On June 28, 2007, we issued $300.0 million principal amount of 6.3%, ten-year senior notes and $250.0 million principal amount of 7.0%, thirty-year senior notes in underwritten public offerings. Interest is payable semi-annually in arrears on January 1 and July 1 of each year. The net proceeds of the financing were used to repay short-term indebtedness, a substantial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

portion of which was incurred in connection with our acquisition of TALX. We must comply with various non-financial covenants, including certain limitations on liens, additional debt and mortgages, mergers, asset dispositions and sale-leaseback arrangements. The senior notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness. During 2009 and 2008, we purchased $7.5 million and $20.0 million, respectively, principal amount of the ten-year senior notes for $6.3 million and $14.3 million, respectively.

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

6.9% Debentures. During 2009, we purchased $25.0 million principal amount of the debentures for $25.1 million.

Canadian Credit Facility. We are a party to a credit agreement with a Canadian financial institution that provides for a C$20.0 million (denominated in Canadian dollars), 364-day revolving credit agreement. We reduced the borrowing limit from C$40.0 million to C$20.0 million during the second quarter of 2009 and extended the maturity date until June 2010. As of December 31, 2009, there were no outstanding borrowings under this facility.

Cash paid for interest, net of capitalized interest, was $56.7 million, $71.7 million and $42.6 million during the twelve months ended December 31, 2009, 2008 and 2007, respectively.

5.  COMMITMENTS AND CONTINGENCIES

Leases. On February 27, 2009, we notified the lessor of our headquarters building in Atlanta, Georgia, that we intend to exercise our purchase option in accordance with the lease terms. Under the terms of the $29.0 million synthetic lease for this facility, which commenced in 1998 and expires in March 2010, we guaranteed the residual value of the building at the end of the lease. We were responsible for any shortfall of sales proceeds, up to a maximum amount of $23.2 million, which equaled 80% of the value of the property at the beginning of the lease term. A residual guarantee value of $1.9 million was recorded related to this contingency.

By making notification of our intent to purchase, we committed to purchase the building for $29.0 million on February 26, 2010. The exercise of our purchase option caused us to account for this lease obligation as a capital lease. We have recorded the building and the related obligation on our Consolidated Balance Sheets at December 31, 2009, based on the difference between the purchase price and our residual guarantee of fair value, or $27.1 million.

Our operating leases principally involve office space and office equipment. Rental expense for operating leases, which is recognized on a straight-line basis over the lease term, was $23.7 million, $23.0 million and $20.6 million for the twelve months ended December 31, 2009, 2008 and 2007, respectively. Our headquarters building ground lease has purchase options exercisable beginning in 2019, renewal options exercisable in 2048 and escalation clauses that began in 2009. Expected future minimum payment obligations for non-cancelable operating leases exceeding one year are as follows as of December 31, 2009:

Years ending December 31,

(In millions)	Amount

2010	$20.0
2011	15.2
2012	12.4
2013	9.5
2014	6.1
Thereafter	48.1

$111.3

One of our sublease agreements was amended during 2009. As a result, the amount of sublease income we expect to receive is not material at December 31, 2009. Expected sublease income is not reflected as a reduction in the total minimum rental obligations under operating leases in the table above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Data Processing, Outsourcing Services and Other Agreements. We have separate agreements with IBM, Acxiom, TCS and others to outsource portions of our computer data processing operations, applications development, maintenance and related functions and to provide certain other administrative and operational services. The agreements expire between 2010 and 2014. The estimated aggregate minimum contractual obligation remaining under these agreements is approximately $175 million as of December 31, 2009, with no future year's minimum contractual obligation expected to exceed approximately $55 million. Annual payment obligations in regard to these agreements vary due to factors such as the volume of data processed; changes in our servicing needs as a result of new product offerings, acquisitions or divestitures; the introduction of significant new technologies; foreign currency; or the general rate of inflation. In certain circumstances (e.g., a change in control or for our convenience), we may terminate these data processing and outsourcing agreements, and, in doing so, certain of these agreements require us to pay a significant penalty.

During 2009, we amended our data processing outsourcing agreement with IBM. The amended agreement extends the term six months through December 2013 and allows for a reduction in the scope of services provided by IBM, as well as financial savings to the Company. Under this agreement (which covers our operations in North America, Europe, Brazil and Chile), we have outsourced our mainframe and midrange operations, help desk service and desktop support functions, and the operation of our voice and data networks. The scope of such services varies by location. The estimated future minimum contractual obligation under the revised agreement is approximately $120 million for the remaining term, with no individual year's minimum expected to exceed approximately $31 million. We may terminate certain portions of this agreement without penalty in the event that IBM is in material breach of the terms of the agreement. During 2009, 2008 and 2007, we paid $87.3 million, $124.0 million and $115.0 million, respectively, for these services.

Agreement with Computer Sciences Corporation. We have an agreement with Computer Sciences Corporation, or CSC, and certain of its affiliates, collectively CSC, under which CSC-owned credit reporting agencies utilize our computerized credit database services. CSC retains ownership of its credit files and the revenues generated by its credit reporting activities. We receive a processing fee for maintaining the database and for each report supplied. The agreement will expire on July 31, 2018 and is renewable at the option of CSC for successive ten-year periods. The agreement provides us with an option to purchase CSC's credit reporting business if it does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. Under the agreement CSC also has an option, exercisable at any time, to sell its credit reporting business to us. The option expires in 2013. The option exercise price will be determined by a third-party appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if the option were exercised at December 31, 2009, the price range would approximate $600 million to $675 million. This estimate is based solely on our internal analysis of the value of the business, current market conditions and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than the estimated amount.

Change in Control Agreements. We have entered into change in control severance agreements with certain key executives. The agreements provide for, among other things, certain payments and benefits in the event of a qualifying termination of employment (i.e., termination of employment by the executive for "good reason" or termination of employment by the Company without "cause," each as defined in the agreements) following a change in control of the Company. In the event of a qualifying termination, the executive will become entitled to continuation of group health, dental, vision, life, disability, 401(k) and similar benefits for three years, as well as a lump sum severance payment, all of which differs by executive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

If these change in control agreements had been triggered as of December 31, 2009, payments of approximately $54.6 million would have been made (excluding tax gross-up amounts of $12.8 million). Under the Company's existing director and employee stock benefit plans, a change in control generally would result in the immediate vesting of all outstanding stock options and satisfaction of the restrictions on any outstanding nonvested stock awards.

Guarantees. We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit is not material at December 31, 2009, and all have a remaining maturity of one year or less. The maximum potential future payments we could be required to make under the guarantees is not material at December 31, 2009.

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

The Company has entered into indemnification agreements with its directors and executive officers. Under these agreements, the Company has agreed to indemnify such individuals to the fullest extent permitted by law against liabilities that arise by reason of their status as directors or officers and to advance expenses incurred by such individuals in connection with the related legal proceedings. The Company maintains directors and officers liability insurance coverage to reduce its exposure to such obligations.

We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We have no accrual related to indemnifications on our Consolidated Balance Sheets at December 31, 2009 and 2008.

Subsidiary Dividend and Fund Transfer Limitations. The ability of some of our subsidiaries and associated companies to transfer funds to us is limited, in some cases, by certain restrictions imposed by foreign governments, which do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During 2006, we recorded a $4.0 million, pretax, loss contingency ($2.5 million, net of tax) associated with certain litigation matters within our USCIS operating segment on our Consolidated Balance Sheet. In 2009, we entered into a preliminary settlement which, net of insurance, required less than the full amount reserved. We also reached a settlement on another class action litigation matter within our USCIS operating segment during 2009 and recorded a loss contingency in selling, general and administrative expense on our Consolidated Balance Sheet for the estimated amount of our liability. The combined impact of these matters was a net reversal of $0.8 million of expense in 2009. The remaining accrual related to these matters at December 31, 2009, was not material. The liability at December 31, 2008, was $4.0 million.

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

Tax Matters. In 2003, the Canada Revenue Agency, or CRA, issued Notices of Reassessment asserting that Acrofax, Inc., our wholly-owned Canadian subsidiary, is liable for additional tax for the 1995 through 2000 tax years, related to certain intercompany capital contributions and loans. The additional tax sought by the CRA for these periods ranges, based on alternative theories, from $8.2 million (8.5 million in Canadian dollars) to $18.2 million (19.0 million in Canadian dollars) plus interest and penalties. Subsequently in 2003, we made a statutorily-required deposit for a portion of the claim. We intend to vigorously contest these reassessments and do not believe we have violated any statutory provision or rule. While we believe our potential exposure is less than the asserted claims and not material to our Consolidated Financial Statements, if the final outcome of this matter was unfavorable to us, an additional claim may be filed by the local province. The likelihood and potential amount of such claim is unknown at this time. We cannot predict when this tax matter will be resolved.

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

The provision for income taxes from continuing operations consisted of the following:

	Twelve Months Ended December 31,

(In millions)	2009	2008	2007

Current:
Federal	$56.2	$67.0	$91.3
State	6.4	9.2	8.1
Foreign	38.8	49.2	48.1

	101.4	125.4	147.5

Deferred:
Federal	13.6	4.7	4.3
State	1.1	1.6	(0.6)
Foreign	—	1.4	0.7

	14.7	7.7	4.4

Provision for income taxes	$116.1	$133.1	$151.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Domestic and foreign income before income taxes was as follows:

	Twelve Months Ended December 31,

(In millions)	2009	2008	2007

U.S.	$192.1	$211.9	$261.4
Foreign	164.5	200.2	169.3

	$356.6	$412.1	$430.7

The provision for income taxes was reconciled with the U.S. federal statutory rate, as follows:

	Twelve Months Ended December 31,

(In millions)	2009	2008	2007

Federal statutory rate	35.0%	35.0%	35.0%
Provision computed at federal statutory rate	$124.8	$144.2	$150.7
State and local taxes, net of federal tax benefit	5.4	6.8	3.6
Foreign(2)	(3.2)	1.3	3.9
Valuation allowance(2)	(8.3)	(8.7)	(2.6)
Tax reserves(1)(2)	1.0	(12.2)	1.7
Other(3)	(3.6)	1.7	(5.4)

Provision for income taxes	$116.1	$133.1	$151.9

Effective income tax rate	32.6%	32.3%	35.3%

(1)
During the third quarter of 2008, the applicable statute of limitations related to uncertain tax positions expired, resulting in the reversal of the related income tax reserve. The reversal of this reserve resulted in an income tax benefit of $14.6 million. These are reflected in tax reserves on the effective tax reconciliation and reduced our 2008 effective tax rates by 3.5%.
(2)
During the fourth quarter of 2009, we recognized a $7.3 million income tax benefit related to our ability to utilize foreign tax credits beyond 2009. This reduced our 2009 effective tax rate by 2.1%.
(3)
Includes the benefit related to an investment loss in a subsidiary recognized during the third quarter of 2009.

Components of the deferred income tax assets and liabilities at December 31, 2009 and 2008, were as follows:

	December 31,

(In millions)	2009	2008

Deferred income tax assets:
Employee pension benefits	$124.1	$118.9
Net operating and capital loss carryforwards	44.8	37.4
Unrealized foreign exchange loss	27.4	55.9
Foreign tax credits	20.8	11.2
Employee compensation programs	33.6	28.5
Reserves and accrued expenses	12.5	14.6
Deferred revenue	9.2	9.1
Other	9.2	9.5

Gross deferred income tax assets	281.6	285.1
Valuation allowance	(59.1)	(93.7)

Total deferred income tax assets, net	$222.5	$191.4

Deferred income tax liabilities:
Goodwill and intangible assets	(330.5)	(298.3)
Pension expense	(94.2)	(79.9)
Undistributed earnings of foreign subsidiaries	(18.9)	(7.7)
Depreciation	(8.6)	(4.0)
Other	(5.1)	(7.0)

Total deferred income tax liability	(457.3)	(396.9)

Net deferred income tax liability	$(234.8)	$(205.5)

Our deferred income tax assets, included in other current assets, and liabilities at December 31, 2009 and 2008, are included in the accompanying Consolidated Balance Sheets as follows:

	December 31,

(In millions)	2009	2008

Current deferred income tax assets, included in other current assets	$14.5	$9.8
Long-term deferred income tax liabilities	(249.3)	(215.3)

Net deferred income tax liability	$(234.8)	$(205.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We record deferred income taxes on the temporary differences of our foreign subsidiaries and branches, except for the temporary differences related to undistributed earnings of subsidiaries which we consider indefinitely invested. We have indefinitely invested $85.7 million attributable to pre-2004 undistributed earnings of our Canadian and Chilean subsidiaries. If the pre-2004 earnings were not considered indefinitely invested, $6.4 million of deferred U.S. income taxes would have been provided. Such taxes, if ultimately paid, may be recoverable as U.S. foreign tax credits.

As of December 31, 2009, we had a deferred tax asset of $27.4 million related to accumulated foreign currency translation losses for foreign locations, excluding adjustments for pre-2004 Canadian and Chilean earnings. A full valuation allowance, included in accumulated other comprehensive loss, has been provided due to uncertainty of future realization of this deferred tax asset.

At December 31, 2009, we had U.S. federal and state net operating loss carryforwards of $73.9 million which will expire at various times between 2012 and 2029. We also had foreign net operating loss carryforwards totaling $97.7 million of which $44.4 million will expire between 2013 and 2017 and the remaining $53.3 million will carryforward indefinitely. U.S. federal and state capital loss carryforwards total $1.6 million at December 31, 2009, all of which will expire by 2011. Foreign capital loss carryforwards of $21.0 million may be carried forward indefinitely. Additionally, we had foreign tax credit carryforwards of $20.8 million, of which $3.2 million will begin to expire between 2010 and 2015 and the remaining $17.6 million will be available to be utilized upon repatriation of foreign earnings. We also had state credit carryforwards of $1.5 million which will begin expiring in 2017. Tax-effected state and foreign net operating losses and capital losses of $31.7 million have been fully reserved in the deferred tax asset valuation allowance.

Cash paid for income taxes, net of amounts refunded, was $103.2 million, $128.7 million and $139.9 million during the twelve months ended December 31, 2009, 2008 and 2007, respectively.

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes on our Consolidated Statements of Income.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)	2009	2008

Beginning balance (January 1)	$15.8	$29.4
Increases related to prior year tax positions	0.6	1.7
Decreases related to prior year tax positions	(1.2)	(1.8)
Increases related to current year tax positions	3.7	2.0
Decreases related to settlements	(0.3)	(0.4)
Expiration of the statute of limitations for the assessment of taxes	(1.1)	(13.3)
Purchase accounting	—	0.9
Currency translation adjustment	1.9	(2.7)

Ending balance (December 31)	$19.4	$15.8

We recorded liabilities of $26.8 million and $22.3 million for unrecognized tax benefits as of December 31, 2009 and 2008, respectively, which included interest and penalties of $7.4 million and $6.5 million, respectively. As of December 31, 2009 and 2008, the total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $20.5 million and $17.8 million, respectively, which included interest and penalties of $5.7 million and $5.0 million, respectively. The accruals for potential interest and penalties during 2009 and 2008 were not material.

Equifax and its subsidiaries are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state or international income tax examinations by tax authorities for years before 2003, with few exceptions including those discussed below for Canada and the U.K. In Canada, we are under audit by the Canada Revenue Agency for the 1995 through 2002 tax years (see Note 5 of the Notes to Consolidated Financial Statements). For the U.K., tax years after 1999 are open for examination. Due to the potential for resolution of state

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that Equifax's gross unrecognized tax benefit balance may change within the next twelve months by a range of zero to $6.4 million, related primarily to issues involving U.K. operations.

7.  STOCK-BASED COMPENSATION

We have one active share-based award plan, the 2008 Omnibus Incentive Plan which was approved by our shareholders in 2008, that provides our directors, officers and certain employees with stock options and nonvested stock. The plan is described below. We expect to issue common shares held by treasury stock upon the exercise of stock options or once nonvested shares vest. Total stock-based compensation expense in our Consolidated Statements of Income during the twelve months ended December 31, 2009, 2008 and 2007, was as follows:

	Twelve Months Ended December 31,

(in millions)	2009	2008	2007

Cost of services	$2.6	$2.4	$1.9
Selling, general and administrative expenses	17.0	17.5	15.7

Stock-based compensation expense, before income taxes	$19.6	$19.9	$17.6

The total income tax benefit recognized for stock-based compensation expense was $6.9 million, $7.1 million and $6.3 million for the twelve months ended December 31, 2009, 2008 and 2007, respectively.

Benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced operating cash flows and increased financing cash flows by $1.3 million, $2.1 million and $7.0 million during the twelve months ended December 31, 2009, 2008 and 2007, respectively.

Stock Options. The 2008 Omnibus Incentive Plan provides that qualified and nonqualified stock options may be granted to officers and other employees. In conjunction with our acquisition of TALX, we assumed options outstanding under the legacy TALX stock option plan, which was approved by TALX shareholders. In addition, stock options remain outstanding under three shareholder-approved plans and three non-shareholder-approved plans from which no new grants may be made. The 2008 Omnibus Incentive Plan requires that stock options be granted at exercise prices not less than market value on the date of grant. Generally, stock options are subject to graded vesting for periods of up to three years based on service, with 33% vesting for each year of completed service, and expire ten years from the grant date.

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

The fair value for stock options granted during the twelve months ended December 31, 2009, 2008 and 2007, was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimated at the date of grant, using the binomial model with the following weighted-average assumptions:

	Twelve Months Ended December 31,

	2009	2008	2007

Dividend yield	0.6%	0.4%	0.5%
Expected volatility	32.3%	27.1%	22.4%
Risk-free interest rate	2.0%	2.6%	4.6%
Expected term (in years)	4.6	4.6	4.6
Weighted-average fair value of stock options granted	$7.90	$9.09	$10.52

The following table summarizes changes in outstanding stock options during the twelve months ended December 31, 2009, as well as stock options that are vested and expected to vest and stock options exercisable at December 31, 2009:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in thousands)		(in years)	(in millions)
Outstanding at December 31, 2008	6,422	$27.84
Granted (all at market price)	1,198	$28.49
Exercised	(589)	$17.35
Forfeited and cancelled	(186)	$33.70

Outstanding at December 31, 2009	6,845	$28.68	5.1	$30.8

Vested and expected to vest at December 31, 2009	6,541	$28.40	5.3	$30.5

Exercisable at December 31, 2009	4,780	$27.21	3.9	$27.9

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of Equifax's common stock on December 31, 2009 and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on December 31, 2009. In future periods, this amount will change depending on fluctuations in Equifax's stock price. The total intrinsic value of stock options exercised during the twelve months ended December 31, 2009, 2008 and 2007, was $5.1 million, $14.4 million and $48.6 million, respectively. At December 31, 2009, our total unrecognized compensation cost related to stock options was $6.3 million with a weighted-average recognition period of 1.5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes changes in outstanding options and the related weighted-average exercise price per share for the twelve months ended December 31, 2008 and 2007:

	December 31,

	2008		2007

(Shares in thousands)	Shares	Weighted- Average Price	Shares	Weighted- Average Price

Outstanding at the beginning of the year	6,484	$24.94	5,930	$24.95
Granted (all at market price)	1,042	$35.35	2,742	$18.60
Exercised	(1,036)	$16.72	(2,073)	$16.15
Cancelled	(68)	$36.55	(115)	$32.64

Outstanding at the end of the year	6,422	$27.84	6,484	$24.94

Exercisable at end of year	4,699	$24.47	5,157	$21.52

Nonvested Stock. Our 2008 Omnibus Incentive Plan also provides for awards of nonvested shares of our common stock that can be granted to executive officers, employees and directors. Nonvested stock awards are generally subject to cliff vesting over a period between one to three years based on service.

The fair value of nonvested stock is based on the fair market value of our common stock on the date of grant. However, since our nonvested stock does not pay dividends during the vesting period, the fair value on the date of grant is reduced by the present value of the expected dividends over the requisite service period (discounted using the appropriate risk-free interest rate).

The following table summarizes changes in our nonvested stock during the twelve months ended December 31, 2009, 2008 and 2007 and the related weighted-average grant date fair value:

(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value

Nonvested at December 31, 2006	811	$31.64
Granted	297	$40.49
Vested	(257)	$40.29
Forfeited	(28)	$34.29

Nonvested at December 31, 2007	823	$38.33

Granted	407	$35.05
Vested	(360)	$33.83
Forfeited	(20)	$38.90

Nonvested at December 31, 2008	850	$36.33

Granted	536	$28.41
Vested	(230)	$34.40
Forfeited	(46)	$31.75

Nonvested at December 31, 2009	1,110	$33.10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total fair value of nonvested stock that vested during the twelve months ended December 31, 2009, 2008 and 2007, was $6.5 million, $11.5 million and $10.4 million, respectively, based on the weighted-average fair value on the vesting date, and $7.9 million, $12.2 million and $7.3 million, respectively, based on the weighted-average fair value on the date of grant. At December 31, 2009, our total unrecognized compensation cost related to nonvested stock was $14.5 million with a weighted-average recognition period of 2.1 years.

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

U.S. and Canadian Retirement Plans. Prior to December 31, 2009, we had one non-contributory qualified retirement plan covering most U.S. salaried employees (the Equifax Inc. Pension Plan, or EIPP), a qualified retirement plan that covered U.S. salaried employees (the U.S. Retirement Income Plan, or USRIP) who terminated or retired before January 1, 2005 and a defined benefit plan for most salaried and hourly employees in Canada (the Canadian Retirement Income Plan, or CRIP). On December 31, 2009, the plan assets and obligations of the EIPP were merged with the USRIP. The USRIP remained as the sole U.S. qualified retirement plan. There were no other plan amendments as a result of this merger. Benefits from these plans are primarily a function of salary and years of service.

On September 15, 2008, we announced a redesign of our retirement plans for our U.S. active employees effective January 1, 2009. The changes to our retirement plans froze the EIPP, a qualified defined benefit pension plan, for employees who did not meet certain grandfathering criteria related to retirement-eligible employees. Under the plan amendments, the EIPP was closed to new participants and the service credit for non-grandfathered participants was frozen, but participants will continue to receive credit for salary increases and vesting of service. Additionally, certain non-grandfathered employees and certain other employees not eligible to participate in the EIPP are able to participate in an enhanced 401(k) savings plan. As a result of these

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

changes to the EIPP, we completed a remeasurement of the plan during the third quarter of 2008. The remeasurement did not materially impact our Consolidated Financial Statements as of and for the twelve months ended December 31, 2008.

In January 2010, we made a contribution of $20.0 million to the USRIP. During the twelve months ended December 31, 2009, we made contributions of $15.0 million to the EIPP and $1.8 million to the CRIP. Additionally, the Equifax Employee Benefits Trust contributed $12.5 million to the EIPP upon dissolution of the Trust in December 2009. During the twelve months ended December 31, 2007, we made a discretionary contribution to the EIPP of $12.0 million. We did not make a discretionary contribution during the twelve months ended December 31, 2008. At December 31, 2009, the USRIP met or exceeded ERISA's minimum funding requirements.

The annual report produced by our consulting actuaries specifies the funding requirements for our plans, based on projected benefits for plan participants, historical investment results on plan assets, current discount rates for liabilities, assumptions for future demographic developments and recent changes in statutory requirements. We may elect to make additional discretionary contributions to our plans in excess of minimum funding requirements, subject to statutory limitations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Obligations and Funded Status. A reconciliation of the benefit obligations, plan assets and funded status of the plans is as follows:

	Pension Benefits		Other Benefits

(In millions)	2009	2008	2009	2008

Change in benefit obligation
Benefit obligation at January 1,	$577.8	$581.6	$31.0	$32.9
Service cost	5.3	11.0	0.5	0.5
Interest cost	35.1	34.8	1.8	1.9
Plan participants' contributions	—	—	1.0	1.3
Amendments	—	(0.6)	—	(4.3)
Actuarial loss (gain)	41.5	(1.4)	3.4	3.6
Foreign currency exchange rate changes	5.4	(7.8)	—	—
Special termination benefits	0.1	—	—	—
Retiree drug subsidy paid	—	—	—	0.3
Benefits paid	(41.0)	(39.8)	(4.2)	(5.2)

Benefit obligation at December 31,	624.2	577.8	33.5	31.0

Change in plan assets
Fair value of plan assets at January 1,	440.8	606.6	15.0	19.0
Actual return on plan assets	66.3	(119.9)	2.3	(4.0)
Employer contributions	32.9	3.7	3.2	3.9
Plan participants' contributions	—	—	1.0	1.3
Foreign currency exchange rate changes	6.4	(9.8)	—	—
Benefits paid	(41.0)	(39.8)	(4.2)	(5.2)

Fair value of plan assets at December 31,	505.4	440.8	17.3	15.0

Funded status of plan	$(118.8)	$(137.0)	$(16.2)	$(16.0)

The accumulated benefit obligation for the USRIP, CRIP and Supplemental Retirement Plans was $592.2 million at December 31, 2009. The accumulated benefit obligation for the USRIP, EIPP, CRIP and Supplemental Retirement Plans was $551.5 million at December 31, 2008.

At December 31, 2009, the USRIP and Supplemental Retirement Plans had projected benefit obligations and accumulated benefit obligations in excess of those plans' respective assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these plans in the aggregate were $583.6 million, $557.9 million and $459.4 million, respectively, at December 31, 2009.

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

The following table represents the net amounts recognized, or the funded status of our pension and other postretirement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

benefit plans, in our Consolidated Balance Sheets at December 31, 2009 and 2008:

	Pension Benefits		Other Benefits

(In millions)	2009	2008	2009	2008

Amounts recognized in the statements of financial position consist of:
Prepaid pension asset	$5.3	$8.3	$—	$—
Current liabilities	(3.8)	(3.7)	—	—
Long-term liabilities	(120.3)	(141.6)	(16.2)	(16.0)

Net amount recognized	$(118.8)	$(137.0)	$(16.2)	$(16.0)

Included in accumulated other comprehensive loss at December 31, 2009 and 2008, were the following amounts that have not yet been recognized in net periodic pension cost:

	Pension Benefits		Other Benefits

(In millions)	2009	2008	2009	2008

Prior service cost (credit), net of accumulated taxes of $1.4 and $1.6 in 2009 and 2008, respectively, for pension benefits and $(0.5) and $(0.6) in 2009 and 2008, respectively, for other benefits	$2.3	$2.9	$(0.9)	$(1.0)
Net actuarial loss, net of accumulated taxes of $116.9 and $111.6 in 2009 and 2008, respectively, for pension benefits and $7.1 and $6.6, in 2009 and 2008, respectively, for other benefits	202.5	195.2	12.3	11.4

Accumulated other comprehensive loss	$204.8	$198.1	$11.4	$10.4

The following indicates amounts recognized in other comprehensive income during the twelve months ended December 31, 2009 and 2008:

	Pension Benefits		Other Benefits

(In millions)	2009	2008	2009	2008

Amounts arising during the period:
Net actuarial loss, net of taxes of $8.1 and $59.7 in 2009 and 2008, respectively, for pension benefits and $0.9 and $3.5 in 2009 and 2008, respectively, for other benefits	$11.7	$104.7	$1.6	$6.2
Foreign currency exchange rate loss (gain), net of taxes of $0.5 and $(0.6) in 2009 and 2008, respectively, for pension benefits	1.0	(0.9)	—	—
Prior service credit, net of taxes of $(0.2) for pension benefits and $(1.6) for other benefits in 2008	—	(0.4)	—	(2.7)
Amounts recognized in net periodic benefit cost during the period:
Recognized actuarial loss, net of taxes of $(3.2) and $(2.0) in 2009 and 2008, respectively, for pension benefits and $(0.4) and $(0.2) in 2009 and 2008, respectively, for other benefits	(5.5)	(3.6)	(0.7)	(0.4)
Amortization of prior service (cost) credit, net of taxes of $(0.3) in both 2009 and 2008 for pension benefits and $0.1 and $(0.1) in 2009 and 2008, respectively, for other benefits	(0.5)	(0.6)	0.1	(0.3)

Total recognized in other comprehensive income	$6.7	$99.2	$1.0	$2.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Net Periodic Benefit Cost.

	Pension Benefits			Other Benefits

(In millions)	2009	2008	2007	2009	2008	2007

Service cost	$5.3	$11.0	$10.8	$0.5	$0.5	$0.4
Interest cost	35.1	34.8	33.2	1.8	1.9	1.7
Expected return on plan assets	(44.8)	(45.2)	(42.9)	(1.5)	(1.5)	(1.5)
Amortization of prior service cost	0.8	0.9	1.0	(0.2)	0.4	0.5
Recognized actuarial loss	8.7	5.6	8.9	1.1	0.6	0.3
Special termination benefit	0.1	—	—	—	—	—

Total net periodic benefit cost	$5.2	$7.1	$11.0	$1.7	$1.9	$1.4

The following represents the amount of prior service cost and actuarial loss included in accumulated other comprehensive loss that is expected to be recognized in net periodic benefit cost during the twelve months ending December 31, 2010:

(In millions)	Pension Benefits	Other Benefits

Prior service cost, net of taxes of $0.3 for pension benefits and and $(0.1) for other benefits	$0.5	$(0.1)
Actuarial loss, net of taxes of $3.3 for pension benefits and and $0.4 for other benefits	$5.6	$0.8

Weighted-Average Assumptions.

	Pension Benefits		Other Benefits

Weighted-average assumptions used to determine benefit obligations at December 31,	2009	2008	2009	2008

Discount rate	5.77%	6.27%	5.45%	6.22%
Rate of compensation increase	4.37%	4.38%	N/A	N/A

	Pension Benefits			Other Benefits

Weighted-average assumptions used to determine net periodic benefit cost at December 31,	2009	2008	2007	2009	2008	2007

Discount rate	6.27%	6.23%	5.86%	6.22%	6.04%	5.84%
Expected return on plan assets	8.02%	8.00%	8.00%	8.00%	8.00%	8.00%
Rate of compensation increase	4.38%	4.30%	4.28%	N/A	N/A	N/A

Discount Rates. We determine our discount rates primarily based on high-quality, fixed-income investments and yield-to-maturity analysis specific to our estimated future benefit payments available as of the measurement date. Discount rates are reset annually on the measurement date to reflect current market conditions. We use a publicly published yield curve updated monthly to develop our discount rates. The yield curve provides discount rates related to a dedicated high-quality bond portfolio whose cash flows extend beyond the current period, from which we choose a rate matched to the expected benefit payments required for each plan.

Expected Return on Plan Assets. The expected rate of return on plan assets is based on both our historical returns and forecasted future investment returns by asset class, as provided by our external investment advisor. In setting the long-term expected rate of return, management considers capital markets future expectations and the asset mix of the plan investments. Prior to 2008, the U.S. Pension Plans investment returns were 10.9%, 13.0% and 7.5% over three, five and ten years, respectively. The returns exceeded the S&P 500 returns for similar periods of time primarily due to an asset allocation strategy where large allocations to alternative asset classes (hedge fund of funds, private equity, real

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estate and real assets) provided consistently higher returns with a low correlation to equity market returns. These returns historically demonstrate a long-term record of producing returns at or above the expected rate of return. However, the dramatic adverse market conditions in 2008 skewed the traditional measures of long-term performance, such as the ten-year average return. The severity of the 2008 losses, approximately negative 20%, makes the historical ten-year average return a less accurate predictor of future return expectations. In 2009, the investment returns were approximately 16%, reflecting a partial recovery of the 2008 losses. Our weighted-average expected rate of return declined from 8.02% in 2009 to approximately 7.75% for 2010 primarily related to the USRIP which declined due to our migration to a lower risk investment strategy, with increased allocation to lower risk/lower return asset classes, as well as the current forecast of expected future returns for our asset classes, which is lower than the prior year.

The calculation of the net periodic benefit cost for the USRIP and CRIP utilizes a market-related value of assets. The market-related value of assets recognizes the difference between actual returns and expected returns over five years at a rate of 20% per year.

Healthcare Costs. An initial 8.5% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2010. The rate was assumed to decrease gradually to an ultimate rate of 5.0% by 2015. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one-percentage point change in assumed healthcare cost trend rates at December 31, 2009 would have had the following effects:

(In millions)	1-Percentage Point Increase	1-Percentage Point Decrease

Effect on total service and interest cost components	$0.2	$(0.2)
Effect on accumulated postretirement benefit obligation	$3.1	$(2.7)

We estimate that the future benefits payable for our retirement and postretirement plans are as follows at December 31, 2009:

Years ending December 31,	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Other Benefit Plans

(In millions)
2010	$39.2	$2.4	$3.2
2011	$39.7	$2.4	$3.3
2012	$40.0	$2.5	$3.2
2013	$40.1	$2.5	$3.0
2014	$40.1	$2.5	$3.0
Next five fiscal years to December 31, 2019	$201.7	$14.1	$12.8

Fair Value of Plan Assets. The fair value of the pension assets at December 31, 2009, is as follows:

		Fair Value Measurements at Reporting Date Using:

Description	Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In millions)
Large-Cap Equity(1)	$77.3	$77.3	$—	$—
Small and Mid-Cap Equity(1)	22.6	22.6	—	—
International Equity(1)	92.4	92.4	—	—
Fixed Income(1)	142.8	142.8	—	—
Private Equity(2)	25.6	—	—	25.6
Hedge Funds(3)	65.0	—	—	65.0
Real Assets(1)(4)	27.6	23.9	—	3.7
Cash and Cash Equivalents(1)	52.1	52.1	—	—

Total	$505.4	$411.1	$—	$94.3

(1)
Fair value is based on observable market prices for the assets.
(2)
Private equity investments are initially valued at cost. Fund managers periodically review the valuations utilizing subsequent company-specific transactions or deterioration in the company's financial performance to determine if fair value adjustments are necessary. Private equity investments are typically viewed as long term, less liquid investments with return of capital coming via cash distributions from the sale of underlying fund assets. The Plan intends to hold these investments through each fund's normal life cycle and wind down period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)
Fair value is reported by the fund manager based on observable market prices for actively traded assets within the funds, as well as financial models, comparable financial transactions or other factors relevant to the specific asset for assets with no observable market.
(4)
For the portion of this asset class categorized as Level 3, fair value is reported by the fund manager based on a combination of the following valuation approaches: current replacement cost less deterioration and obsolescence, a discounted cash flow model of income streams and comparable market sales.

The following table shows a reconciliation of the beginning and ending balances for assets valued using significant unobservable inputs:

(In millions)	Private Equity	Hedge Funds	Real Assets

Balance at December 31, 2008	$28.5	$66.2	$5.8
Return on plan assets:
Unrealized	(1.9)	9.7	0.1
Realized	(2.9)	(2.6)	(2.0)
Purchases	2.5	6.6	—
Sales	(0.6)	(14.9)	(0.2)

Balance at December 31, 2009	$25.6	$65.0	$3.7

The fair value of the postretirement assets at December 31, 2009, is as follows:

		Fair Value Measurements at Reporting Date Using:

Description	Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In millions)
Large-Cap Equity(1)	$2.5	$2.5	$—	$—
Small and Mid-Cap Equity(1)	0.9	0.9	—	—
International Equity(1)	2.7	2.7	—	—
Fixed Income(1)	4.8	4.8	—	—
Private Equity(2)	1.0	—	—	1.0
Hedge Funds(3)	2.5	—	—	2.5
Real Assets(1)(4)	1.0	0.9	—	0.1
Cash and Cash Equivalents(1)	1.9	1.9	—	—

Total	$17.3	$13.7	$—	$3.6

(1)
Fair value is based on observable market prices for the assets.
(2)
Private equity investments are initially valued at cost. Fund managers periodically review the valuations utilizing subsequent company-specific transactions or deterioration in the company's financial performance to determine if fair value adjustments are necessary. Private equity investments are typically viewed as long term, less liquid investments with return of capital coming via cash distributions from the sale of underlying fund assets. The Plan intends to hold these investments through each fund's normal life cycle and wind down period.
(3)
Fair value is reported by the fund manager based on observable market prices for actively traded assets within the funds, as well as financial models, comparable financial transactions or other factors relevant to the specific asset for assets with no observable market.
(4)
For the portion of this asset class categorized as Level 3, fair value is reported by the fund manager based on a combination of the following valuation approaches: current replacement cost less deterioration and obsolescence, a discounted cash flow model of income streams and comparable market sales.

Gross realized and unrealized gains and losses, purchases and sales for Level 3 postretirement assets were not material for the twelve months ended December 31, 2009.

USRIP and EIPP, or the Plans, Investment and Asset Allocation Strategies. The primary goal of the asset allocation strategy of the Plans is to produce a total investment return which will satisfy future annual cash benefit payments to participants and minimize future contributions from the Company. Additionally, this strategy will diversify the plan assets to minimize nonsystemic risk and provide reasonable assurance that no single security or class of security will have a disproportionate impact on the Plans. Investment managers are required to abide by the provisions of ERISA. Standards of performance for each manager include an expected return versus an assigned benchmark, a measure of volatility, and a time period of evaluation.

The asset allocation strategy is determined by our external advisor forecasting investment returns by asset class and providing allocation guidelines to maximize returns while minimizing the volatility and correlation of those returns. Investment recommendations are made by our external advisor, working in conjunction with our in-house Investment Officer. The asset allocation and ranges are approved by in-house Plan Administrators, who are Named Fiduciaries under ERISA.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Plans, in an effort to meet asset allocation objectives, utilize a variety of asset classes which have historically produced returns which are relatively uncorrelated to those of the S&P 500 in most environments. Asset classes included in this category are alternative assets (hedge fund-of-funds), private equity (including secondary private equity) and real estate. The primary benefits of using these types of asset classes are: (1) their non-correlated returns reduce the overall volatility of the Plans' portfolio of assets, and (2) their ability to produce superior risk-adjusted returns. This has allowed the Plans' average annual investment return to exceed the S&P 500 index return over the last ten years. Additionally, the Plans allow certain of their managers, subject to specific risk constraints, to utilize derivative instruments, in order to enhance asset return, reduce volatility or both. Derivatives are primarily employed by the Plans in their fixed income portfolios and in the hedge fund-of-funds area. Derivatives can be used for hedging purposes to reduce risk. During 2007, the Equifax Master Trust entered into certain allowed derivative arrangements in order to minimize potential losses in the Plans' assets. These agreements were settled in 2008 resulting in payments received of $13.2 million in the USRIP and $6.6 million in the EIPP.

The Plans are prohibited from investing additional amounts in Equifax stock once the market value of stock held by each plan exceeds 10% of the total market value of each plan. At December 31, 2009, the USRIP's assets included 0.5 million shares of Equifax common stock, with a market value of $15.3 million. At December 31, 2008, the USRIP and EIPP's assets included 0.8 million shares and 0.1 million shares, respectively, of Equifax common stock, with a market value of $21.3 million and $2.4 million, respectively. Not more than 5% of the portfolio (at cost) shall be invested in the securities of any one issuer, with the exceptions of Equifax common stock or other securities, and U.S. Treasury and government agency securities.

The following asset allocation ranges and actual allocations were in effect as of December 31, 2009 and 2008:

	2009

USRIP	Range	Actual

Large-Cap Equity	10%–35%	14.7%
Small- and Mid-Cap Equity	0%–15%	4.9%
International Equity	10%–30%	15.5%
Private Equity	2%–10%	5.6%
Hedge Funds	10%–30%	14.2%
Real Assets	2%–10%	6.0%
Fixed Income	15%–40%	27.9%
Cash	0%–15%	11.2%

	2008

	USRIP		EIPP

	Range	Actual	Range	Actual

Large-Cap Equity	10%–35%	14.3%	10%–40%	17.4%
Small- and Mid-Cap Equity	0%–15%	3.3%	0%–15%	8.2%
International Equity	10%–30%	12.0%	10%–25%	11.1%
Private Equity	2%–10%	7.5%	2%–10%	5.2%
Hedge Funds	10%–30%	19.0%	10%–30%	8.4%
Real Assets	2%–10%	6.3%	5%–15%	5.3%
Fixed Income	15%–40%	28.9%	10%–35%	19.0%
Cash	0%–15%	8.7%	0%–15%	25.4%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Each pooled fund is associated with an asset classification, which has a primary investment objective. The objective for each asset class is related to a standard investment index and to a period of four-years. The following includes the objectives for each of the current five asset classes:

Asset class	Four-Year Objective

Canadian Equities	S&P/TSX Composite Total Return Index plus 1.5%
U.S. Equities	S&P 500 Total Return Index plus 1.5% (Canadian $)
International Equities	MSCI EAFE Total Return Index plus 1.5% (Canadian $)
Fixed Income	Scotia Capital Universe Bond Index plus 0.5%
Money Market	Scotia Capital 91-Day Treasury Bill Index plus 0.3%

The following specifies the asset allocation ranges and actual allocation as of December 31, 2009 and 2008:

		Actual

CRIP	Range	2009	2008

Canadian Equities	30%–50%	38.0%	39.2%
U.S. Equities	9%–29%	21.8%	20.9%
International Equities	0%–19%	7.9%	9.5%
Fixed Income	20%–40%	31.6%	28.4%
Money Market	0%–10%	0.7%	2.0%

The investment goal is to achieve the composite return calculated based on the above benchmark allocation plus 1% over successive four-year periods. An additional objective is to provide a real rate of return of 3.0% when compared with the Canadian Consumer Price Index, also over successive four-year periods.

Equifax Retirement Savings Plans. Equifax sponsored a tax qualified defined contribution plan in 2009, the Equifax Inc. 401(k) Plan, or the Plan. The Company assumed sponsorship of the TALX Corporation Savings and Retirement Plan, or TALX Plan, upon the acquisition of TALX in 2007; however, the TALX Plan was subsequently merged into the Plan on December 31, 2007. We provide a discretionary match of participants' contributions, up to six percent of employee contributions. Company contributions for the Plan during the twelve months ended December 31, 2009 and 2008 were $13.8 million and $6.7 million, respectively. Company contributions for the Plan and TALX Plan in 2007 were $5.6 million.

Foreign Retirement Plans. We also maintain defined contribution plans for certain employees in the U.K., Ireland and Canada. For the years ended December 31, 2009, 2008 and 2007, our expenses related to these plans were not material.

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

Long-Term Incentive Plan. We have a shareholder-approved Key Management Incentive Plan (Annual Incentive Plan) for certain key officers that provides for annual or long-term cash awards at the end of various measurement periods, based on the earnings per share and/or various other criteria over the measurement period. Our total accrued incentive compensation for all incentive plans included in accrued salaries and bonuses on our Consolidated Balance Sheets was $49.4 million and $45.8 million at December 31, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Benefit Trusts. We maintain employee benefit trusts for the purpose of satisfying obligations under certain benefit plans. These trusts held 2.1 million and 3.2 million shares of Equifax stock with a value, at cost, of $41.2 million and $51.8 million at December 31, 2009 and 2008, respectively, as well as cash, which was not material for both periods presented. The employee benefits trusts are as follows:

•
The Employee Stock Benefits Trust, which constitutes a funding vehicle for a variety of employee benefit programs. Prior to 2009, the trust released a certain number of shares annually which were distributed to employees in the course of share option exercises or nonvested share distributions upon vesting. During 2009, we took certain steps to dissolve the trust, including selling the remaining shares to Equifax. The $12.5 million of cash the trust received from the sale was contributed to the EIPP in December 2009.

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

The assets in these plans which are recorded on our Consolidated Balance Sheets are subject to creditors claims in case of insolvency of Equifax Inc.

10.  RESTRUCTURING CHARGES

2009 Restructuring Charges. In the fourth quarter of 2009, we recorded a $16.4 million restructuring charge ($10.4 million, net of tax) in selling, general and administrative expenses on our Consolidated Statements of Income primarily related to headcount reductions of approximately 400 positions. This charge resulted from our continuing efforts to align our business to better support our strategic objectives. Generally, severance benefits for our U.S. employees are paid through monthly payroll according to the number of weeks of severance benefit provided to the employee, while our international employees receive a lump sum severance payment for their benefit. Accordingly, we expect the majority of the payments to be completed by December 2010. Payments related to this charge totaled $1.7 million for the twelve months ended December 31, 2009.

During the first quarter of 2009, we recorded in selling, general and administrative expenses in our Consolidated Statements of Income an $8.4 million restructuring charge ($5.4 million, net of tax) associated with headcount reductions of approximately 300 positions. This charge resulted from our efforts to reduce and manage our expenses and to maintain our financial results in the face of a weak global economy and reduced revenues. We expect the majority of the payments to be completed by the first quarter of 2010. Payments related to this charge totaled $7.5 million during the twelve months ended December 31, 2009.

2008 Restructuring and Asset Write-down Charges. In the third quarter 2008, we realigned our business to better support our strategic objectives and recorded a $16.8 million restructuring and asset write-down charge ($10.5 million, net of tax) of which $14.4 million was recorded in selling, general and administrative expenses and $2.4 million was recorded in depreciation and amortization on our Consolidated Statements of Income. The $2.4 million recorded in depreciation and amortization is related to the write-down of certain internal-use software from which we will no longer derive future benefit.

Of the $14.4 million recorded in selling, general and administrative expenses, $10.3 million was associated with headcount reductions of approximately 300 positions which was accrued for under existing severance plans or statutory requirements, and $4.1 million was related to certain contractual costs. Payments related to headcount reductions were substantially completed by March 31, 2009. Substantially all of the certain contractual costs, which primarily represents services we do not intend to utilize for which we are contractually committed to future payments, are expected to be paid by 2011. Payments related to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

headcount reductions and certain contractual costs totaled $5.4 million for the twelve months ended December 31, 2009. Total payments to date, through December 31, 2009, related to the third quarter 2008 restructuring charge were $11.9 million.

Restructuring charges are recorded in general corporate expense.

11.  RELATED PARTY TRANSACTIONS

SunTrust Banks, Inc., or SunTrust

We considered SunTrust a related party until September 18, 2008, because Larry L. Prince, a member of our Board of Directors until that date, was also a director of SunTrust. L. Phillip Humann, a member of our Board of Directors, was Executive Chairman of the Board of Directors of SunTrust from 2007 to April 2008 and prior thereto, Chairman and Chief Executive Officer from 2004 through 2006. Our relationships with SunTrust are described more fully as follows:

•
We paid SunTrust $4.1 million and $4.2 million, respectively, during the twelve months ended December 31, 2008 and 2007 for services such as lending, foreign exchange, debt underwriting, cash management, trust, investment management, acquisition valuation, and shareholder services relationships.

•
We also provide credit management services to SunTrust, as a customer, from whom we recognized revenue of $6.6 million and $6.0 million, respectively, during the twelve months ended December 31, 2008 and 2007.

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

Bank of America, N.A., or B of A

We considered B of A a related party until September 18, 2008, because Jacquelyn M. Ward, a member of our Board of Directors until that date, was also a director of B of A. Our relationships with B of A are described more fully as follows:

•
We provide credit management services to B of A, as a customer, from whom we recognized revenue of $40.3 million and $35.3 million, respectively, during the twelve months ended December 31, 2008 and 2007.

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

Fidelity National Information Services, Inc., or FNIS

We considered FNIS a related party until September 17, 2008, because Lee A. Kennedy, one of our directors until that date was President and Chief Executive Officer and a Director of FNIS. We sell certain consumer credit information services to FNIS. Revenue from FNIS, as a customer, for credit disclosure reports and portfolio reviews was not material during the twelve months ended December 31, 2008 and 2007. In addition, FNIS provides customer invoice and disclosure notification printing and mailing services to us. Amounts paid to FNIS for fulfillment services were $12.1 million and $11.5 million for the twelve months ended December 31, 2008 and 2007, respectively.

On February 29, 2008, in order to enhance our mortgage solutions market share, we acquired certain assets and specified liabilities of FIS Credit Services, Inc., a related party mortgage credit reporting reseller, for cash consideration of $6.0 million. This is considered a related party transaction since FNIS is the parent company of FIS Credit Services, Inc.

12.  SEGMENT INFORMATION

Reportable Segments. We manage our business and report our financial results through the following five reportable segments, which are the same as our operating segments:

•
U.S. Consumer Information Solutions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of segment products and services is as follows:

U.S. Consumer Information Solutions. This segment includes consumer information services (such as credit information and credit scoring, credit modeling services, locate services, fraud detection and prevention services, identity verification services and other consulting services); mortgage loan origination information, appraisal, title and closing services; consumer financial marketing services; and consumer demographic and lifestyle information services.

TALX. This segment includes employment, income and social security number verification services (known as The Work Number) and employment tax and talent management services.

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

Segment information for the twelve months ended December 31, 2009, 2008 and 2007 and as of December 31, 2009 and 2008 is as follows:

	Twelve Months Ended December 31,

(in millions)	2009	2008	2007

Operating revenue:
U.S. Consumer Information Solutions	$820.7	$890.8	$969.7
International	438.6	505.7	472.8
TALX	346.4	305.1	179.4
North America Personal Solutions	149.0	162.6	153.5
North America Commercial Solutions	69.8	71.5	67.6

Total operating revenue	$1,824.5	$1,935.7	$1,843.0

	Twelve Months Ended December 31,

(in millions)	2009	2008	2007

Operating income:
U.S. Consumer Information Solutions	$285.2	$337.1	$383.5
International	118.9	149.9	141.1
TALX	75.4	53.1	29.3
North America Personal Solutions	34.3	46.3	34.0
North America Commercial Solutions	15.1	13.6	12.0
General Corporate Expense	(121.3)	(122.8)	(113.7)

Total operating income	$407.6	$477.2	$486.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,

(in millions)	2009	2008

Total assets:
U.S. Consumer Information Solutions	$1,145.8	$1,047.7
International	604.3	512.7
TALX	1,450.7	1,415.8
North America Personal Solutions	19.6	21.3
North America Commercial Solutions	70.7	68.1
General Corporate	259.4	194.7

Total assets	$3,550.5	$3,260.3

	Twelve Months Ended December 31,

(in millions)	2009	2008	2007

Depreciation and amortization expense:
U.S. Consumer Information Solutions	$49.0	$46.2	$47.0
International	23.2	23.8	21.4
TALX	62.6	62.6	38.3
North America Personal Solutions	4.8	3.1	2.9
North America Commercial Solutions	5.8	5.4	5.5
General Corporate	13.4	14.3	12.6

Total depreciation and amortization expense	$158.8	$155.4	$127.7

	Twelve Months Ended December 31,

(in millions)	2009	2008	2007

Capital expenditures:
U.S. Consumer Information Solutions	$16.8	$22.1	$23.3
International	11.9	22.8	23.0
TALX	13.5	9.9	6.4
North America Personal Solutions	5.1	9.5	5.0
North America Commercial Solutions	2.6	4.3	1.0
General Corporate	20.8	41.9	59.8

Total capital expenditures	$70.7	$110.5	$118.5

Financial information by geographic area is as follows:

	Twelve Months Ended December 31,

	2009		2008		2007

(in millions)	Amount	%	Amount	%	Amount	%

Operating revenue (based on location of customer):
U.S.	$1,363.1	75%	$1,404.7	73%	$1,344.5	73%
Canada	122.6	7%	136.2	7%	132.2	7%
U.K.	104.9	6%	141.0	7%	158.0	9%
Brazil	82.3	4%	97.6	5%	83.0	4%
Other	151.6	8%	156.2	8%	125.3	7%

Total operating revenue	$1,824.5	100%	$1,935.7	100%	$1,843.0	100%

	December 31,

	2009		2008

(in millions)	Amount	%	Amount	%

Long-lived assets:
U.S.	$2,667.4	86%	$2,504.5	87%
Brazil	168.3	5%	123.6	4%
Canada	100.0	3%	95.2	3%
U.K.	99.3	3%	93.6	3%
Other	98.7	3%	89.6	3%

Total long-lived assets	$3,133.7	100%	$2,906.5	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2009 and 2008 was as follows:

	Three Months Ended

(In millions, except per share data)	March 31,	June 30,	September 30,	December 31,

2009
Operating revenue	$452.9	$455.4	$451.9	$464.3

Operating income	$102.7	$107.2	$106.3	$91.4

Consolidated net income	$56.1	$61.1	$61.4	$61.9

Net income attributable to Equifax	$54.4	$59.6	$59.7	$60.2

Basic earnings per common share	$0.43	$0.47	$0.47	$0.48

Diluted earnings per common share*	$0.43	$0.47	$0.47	$0.47

	Three Months Ended

(In millions, except per share data)	March 31,	June 30,	September 30,	December 31,

2008
Operating revenue	$503.1	$501.9	$484.1	$446.6

Operating income	$126.2	$127.7	$107.2	$116.1

Consolidated net income	$67.4	$72.6	$73.8	$65.2

Net income attributable to Equifax	$65.7	$70.8	$72.3	$64.0

Basic earnings per common share*	$0.51	$0.55	$0.57	$0.51

Diluted earnings per common share*	$0.50	$0.54	$0.56	$0.50

*
The sum of the quarterly EPS does not equal the annual EPS due to changes in the weighted-average shares between periods.

The comparability of our quarterly financial results during 2009 and 2008 was impacted by certain events, as follows:

•
During 2009, we made several acquisitions, including IXI Corporation and Rapid Reporting Verification Company during the fourth quarter of 2009. For additional information about our acquisitions, see Note 2 of the Notes to Consolidated Financial Statements.

•
During the first and fourth quarters of 2009 and the third quarter of 2008, we recorded restructuring charges. For additional information about these charges, see Note 10 of the Notes to Consolidated Financial Statements.

•
During the fourth quarter of 2009, we recorded a $7.3 million income tax benefit related to our ability to utilize foreign tax credits beyond 2009. During the third quarter of 2008, we recorded an income tax benefit of $14.6 million related to uncertain tax positions for which the statute of limitations expired. For additional information about these benefits, see Note 6 of the Notes to the Consolidated Financial Statements.

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

Equifax's independent registered public accounting firm has audited and issued a report on Equifax's internal control over financial reporting, which appears in Item 8 on page 54 and is incorporated by reference.

Changes in Internal Control Over Financial Reporting

No change in Equifax's internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2009 that materially affected, or is reasonably likely to materially affect, Equifax's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 10 of Part III regarding our directors, nominees, and audit committee financial experts is included in the sections captioned "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement, or 2010 Proxy Statement, relating to the Annual Meeting of Shareholders to be held on May 7, 2010, to be filed with the SEC within 120 days after December 31, 2009, and is incorporated herein by reference.

Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I "Business — Executive Officers of the Registrant."

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is included in the section of our 2010 Proxy Statement captioned "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

Equifax has adopted codes of ethics and business conduct applicable to all directors, officers and employees, available at www.equifax.com/about_equifax/corporate_governance/en_us, or in print upon request to the Corporate Secretary, Equifax Inc., P.O. Box 4081, Atlanta, Georgia, 30302. We will post any amendments to the code of ethics and business conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange on our Internet site.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by Item 11 of Part III is included in the sections of our 2010 Proxy Statement captioned "Compensation Discussion and Analysis," "Executive Compensation Tables," "Director Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation, Human Resources and Management Succession Committee Report" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of Part III is included in the section of our 2010 Proxy Statement captioned "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by Item 12 regarding the securities authorized for issuance under our equity compensation plans is included in the section captioned "Equity Compensation Plan Information" in our 2010 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Part III is included in the sections of our 2010 Proxy Statement captioned "Corporate Governance and Board Matters," and "Certain Relationships and Related Transactions" and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 of Part III is included in the section of our 2010 Proxy Statement captioned "Independent Registered Public Accounting Firm Fees and Services" and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
List of Documents Filed as a Part of This Report:
(1)
Financial Statements.  The following financial statements are included in Item 8 of Part II:
•
Consolidated Balance Sheets — December 31, 2009 and 2008;
•
Consolidated Statements of Income for the Years Ended December 31, 2009, 2008 and 2007;
•
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007;
•
Consolidated Statements of Shareholders' Equity and Comprehensive Income for the Years Ended December 31, 2009, 2008 and 2007; and
•
Notes to Consolidated Financial Statements.
(2)
Financial Statement Schedules.
•
Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

  (3)
  Exhibits.  A list of the exhibits required to be filed as part of this Report by Item 601 of Regulation S-K is set forth in the Exhibit Index on page 103 of this report, which immediately precedes such exhibits, and is incorporated herein by reference.
(b)
Exhibits.  See Item 15(a)(3).
(c)
Financial Statement Schedules.  See Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2010.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 23, 2010.

/s/ RICHARD F. SMITH

Richard F. Smith, Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ LEE ADREAN

Lee Adrean, Corporate Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ NUALA M. KING

Nuala M. King, Senior Vice President and Corporate Controller (Principal Accounting Officer)
/s/ WILLIAM W. CANFIELD

William W. Canfield, Director
/s/ JAMES E. COPELAND, JR.

James E. Copeland, Jr., Director
/s/ ROBERT D. DALEO

Robert D. Daleo, Director
/s/ WALTER W. DRIVER, JR.

Walter W. Driver, Jr., Director
/s/ MARK L. FEIDLER

Mark L. Feidler, Director
/s/ L. PHILLIP HUMANN

L. Phillip Humann, Director
/s/ SIRI S. MARSHALL

Siri S. Marshall, Director
/s/ JOHN A. MCKINLEY

John A. McKinley, Director
/s/ MARK B. TEMPLETON

Mark B. Templeton, Director

2009 Form 10-K
EXHIBIT INDEX

Exhibit Number		Description

Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	**	Agreement and Plan of Merger by and among Equifax Inc., Springbank Acquisition Corporation, IXI Corporation and Core Capital Partners, L.P. dated as of October 20, 2009.
Articles of Incorporation and Bylaws
3.1		Amended and Restated Articles of Incorporation of Equifax Inc. (incorporated by reference to Exhibit 3.1 to Equifax's Form 8-K filed May 14, 2009).
3.2		Amended and Restated Bylaws of Equifax Inc. (incorporated by reference to Exhibit 3.1 to Equifax's Form 8-K filed November 12, 2009).
Instruments Defining the Rights of Security Holders, Including Indentures
4.1		Amended and Restated Rights Agreement dated as of October 14, 2005, between Equifax Inc. and SunTrust Bank, as Rights Agent, which includes as Exhibit A the form of Rights Certificate and as Exhibit B the Summary of Rights (incorporated by reference to Exhibit 4.1 to Equifax's Form 8-K filed on October 18, 2005).
4.2		Indenture dated as of June 29, 1998, between Equifax Inc. and The First National Bank of Chicago, Trustee (under which Equifax's 6.9% Debentures due 2028 were issued) (incorporated by reference to Exhibit 4.4 to Equifax's Form 10-K filed March 31, 1999).
4.3		First Supplemental Indenture dated as of June 28, 2007, between Equifax Inc. and The Bank of New York Trust Company, N.A. (under which Equifax's 6.30% Senior Notes due 2017 were issued), to Indenture dated as of June 29, 1998 between Equifax Inc. and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Equifax's Form 8-K filed June 29, 2007).
4.4		Second Supplemental Indenture dated as of June 28, 2007, between Equifax Inc. and The Bank of New York Trust Company, N.A. (under which Equifax's 7.00% Senior Notes due 2037 were issued), to Indenture dated as of June 29, 1998 between Equifax Inc. and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Equifax's Form 8-K filed June 29, 2007).
4.5		Third Supplemental Indenture dated as of November 9, 2009, between Equifax Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to Equifax's Form 8-K filed November 5, 2009).
4.6		Amended and Restated Credit Agreement dated as of July 24, 2006, among Equifax Inc., Equifax PLC, the Lenders named therein and SunTrust Bank as Administrative Agent (incorporated by reference to Exhibit 4.1 to Equifax's Form 10-Q filed November 1, 2006).
4.7		First and Second Amendments to Amended and Restated Credit Agreement, each dated as of May 11, 2007, to Amended and Restated Credit Agreement dated as of July 24, 2006 among Equifax Inc., Equifax PLC, the Lenders named therein and SunTrust Bank as Administrative Agent (incorporated by reference to Exhibit 10.1 to Equifax's Form 8-K filed May 15, 2007).
4.8		Note Purchase Agreement dated as of May 25, 2006, among TALX Corporation and the Purchasers named therein (TALX Corporation Senior Guaranteed Notes due 2014) (including as Exhibit 1 the form of Senior Guaranteed Note due 2014) (incorporated by reference to Exhibit 4.1 to Equifax's Form 10-Q filed August 1, 2007).
4.9		Amendment Agreement dated as of May 15, 2007, among Equifax Inc., TALX Corporation and the Purchasers named therein (including form of Equifax Inc. parent guaranty), to Note Purchase Agreement between TALX Corporation and the Purchasers named therein dated as of May 25, 2006 (TALX Corporation Senior Guaranteed Notes due 2014) (incorporated by reference to Exhibit 4.2 to Equifax's Form 10-Q filed August 1, 2007).

Except as set forth in the preceding Exhibits 4.1 through 4.9, instruments defining the rights of holders of long-term debt securities of Equifax have been omitted where the total amount of securities authorized does not exceed 10% of the total assets of Equifax and its subsidiaries on a consolidated basis. Equifax agrees to furnish to the SEC, upon request, a copy of such instruments with respect to issuances of long-term debt of Equifax and its subsidiaries.

EXHIBIT INDEX (continued)
Exhibit Number		Description

Management Contracts and Compensatory Plans or Arrangements
10.1		Form of Director/Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Equifax's Form 8-K dated May 14, 2009).
10.2		Form of New Change in Control Agreement (Tier I or Tier II) (incorporated by reference to Exhibit 10.3 to Equifax's Form 8-K filed September 26, 2008).
10.3		Equifax Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Equifax's Form 10-Q filed July 29, 2008).
10.4		Equifax Inc. Non-Employee Director Stock Option Plan and Form of Non-Employee Director Stock Option Agreement (incorporated by reference to Exhibit 10.16 to Equifax's Form 10-K filed March 31, 1999).
10.5		Equifax Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.7 to Equifax's Form 10-K filed March 29, 2001).
10.6		Supplemental Retirement Plan for Executives of Equifax Inc. (incorporated by reference to Exhibit 10.1 to Equifax's Form 8-K filed November 15, 2004).
10.7		Equifax Inc. Executive Life and Supplemental Retirement Benefit Plan (incorporated by reference to Exhibit 10.8 to Equifax's Form 10-K filed March 29, 2001).
10.8		Equifax Inc. Key Management Long-Term Incentive Plan, as amended and restated effective as of January 1, 2006 (incorporated by reference to Appendix A to Equifax's definitive proxy statement on Schedule 14A filed April 12, 2006).
10.9	**	Form of Non-Qualified Stock Option Agreement under the Equifax Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to Equifax's Form 10-K filed February 26, 2009).
10.10	**	Form of Deferred Share Award Agreement (restricted stock units) under the Equifax Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to Equifax's Form 10-K filed February 26, 2009).
10.11		Equifax Inc. 2008 Omnibus Incentive Plan (U.K. Sub-Plan for U.K. Participants) (incorporated by reference to Exhibit 10.10 to Equifax's Form 10-K filed February 26, 2009).
10.12		Form of Non-Qualified Stock Option Agreement under the Equifax Inc. 2008 Omnibus Incentive Plan (U.K. approved option version) (incorporated by reference to Exhibit 10.11 to Equifax's Form 10-K filed February 26, 2009).
10.13		Form of Non-Qualified Stock Option Agreement under the Equifax Inc. 2008 Omnibus Incentive Plan (U.K. unapproved option version) (incorporated by reference to Exhibit 10.12 to Equifax's Form 10-K filed February 26, 2009).
10.14		Equifax Inc. Executive Deferred Compensation Plan, as amended through December 31, 2008 (incorporated by reference to Exhibit 10.13 to Equifax's Form 10-K filed February 26, 2009).
10.15		Equifax Inc. Director Deferred Compensation Plan, as amended through December 31, 2008 (incorporated by reference to Exhibit 10.14 to Equifax's Form 10-K filed February 26, 2009).
10.16		Equifax Grantor Trust dated as of January 1, 2003, between Equifax Inc. and Wachovia Bank, N.A., Trustee, relating to supplemental deferred compensation and phantom stock benefits (incorporated by reference to Exhibit 10.30 to Equifax's Form 10-K filed March 28, 2003).
10.17		Equifax Inc. Director and Executive Stock Deferral Plan, as amended through December 31, 2008 (incorporated by reference to Exhibit 10.16 to Equifax's Form 10-K filed February 26, 2009).
10.18		Form of Director Deferred Share Award Agreement, as amended through December 31, 2008 (incorporated by reference to Exhibit 10.17 to Equifax's Form 10-K filed February 26, 2009).
10.19		Summary of Annual Incentive Plan (incorporated by reference to Exhibit 10.32 to Equifax's Form 10-K filed on March 16, 2005).
10.20	**	Summary of Non-Employee Director Compensation.
10.21		Amended and Restated Employment Agreement dated as of September 23, 2008, between Equifax Inc. and Richard F. Smith (incorporated by reference to Exhibit 10.1 to Equifax's Form 8-K filed September 26, 2008).
10.22		Deferred Share Award Agreement dated as of September 19, 2005, between Equifax Inc. and Richard F. Smith (incorporated by reference to Exhibit 10.2 to Equifax's Form 10-Q filed November 7, 2005).
10.23		Employment Agreement dated September 1, 1996, and Modification of Employment Agreement dated February 1, 2007, between TALX Corporation and William W. Canfield (incorporated by reference to Exhibit 10.9 to Equifax's Form 10-Q filed August 1, 2007).

EXHIBIT INDEX (continued)
Exhibit Number		Description

10.24		Amendment to Employment Agreement dated September 23, 2008, between TALX Corporation and William W. Canfield (incorporated by reference to Exhibit 10.2 to Equifax's Form 8-K filed September 26, 2008).
10.25		First Amendment to and Complete Restatement of TALX Split-Dollar Agreements and Related Insurance Agreements, dated March 31, 1999, among TALX Corporation, William W. Canfield, and Thomas M. Canfield and James W. Canfield, Trustees of the Canfield Family Irrevocable Insurance Trust U/A March 31, 1993 (incorporated by reference to Exhibit 10.10 to Equifax's Form 10-Q filed August 1, 2007).
Material Contracts
10.26		Agreement for Computerized Credit Reporting Services and Options to Purchase and Sell Assets dated as of August 1, 1988, among The Credit Bureau, Incorporated of Georgia, Equifax Inc., Computer Sciences Corporation, CSC Credit Services, Inc., Credit Bureau of Greater Cincinnati, Inc., Credit Bureau of Greater Kansas City, Inc., Johns Holding Company, CSC Credit Services of Minnesota, Inc. and CSC Accounts Management, Inc. (incorporated by reference to Exhibit 10.18 to Equifax's Form 10-K filed March 30, 2000).
10.27		First through Third Amendments dated as of December 28, 1990, 1991 and September 27, 1991, respectively, to Agreement for Computerized Credit Reporting Services and Options to Purchase and Sell Assets (incorporated by reference to Exhibit 10.26 to Equifax's Form 10-K filed March 31, 1997).
10.28		Fourth Amendment dated as of December 31, 1992 to Agreement for Computerized Services and Options to Purchase and Sell Assets (incorporated by reference to pages 8 through 16 and Exhibit 4.1 to Amendment No. 1 to Form S-3, Registration Statement No. 33-62820 filed June 17, 1993).
10.29		Fifth Amendment dated as of September 7, 1993 to Agreement for Computerized Credit Reporting Services and Options to Purchase and Sell Assets (incorporated by reference to Exhibit 10.21 to Equifax's Form 10-K filed March 30, 2000).
10.30		Sixth Amendment dated as of 1994 to Agreement for Computerized Credit Reporting Services and Options to Purchase and Sell Assets (incorporated by reference to Exhibit 10.25 to Equifax's Form 10-K filed March 30, 1995).
10.31		Lease Agreement dated as of March 18, 1994, between Equifax Inc. and William J. Wade, Individual Owner Trustee of Equifax Business Trust No. 1994-A, related to leveraged lease of JV White Technology Center (incorporated by reference to Exhibit 10.24 to Equifax's Form 10-K filed March 30, 2000).
10.32		Purchase and Sale Agreement dated as of June 28, 2007, between Equifax Inc. and First Chicago Leasing Corporation related to Equifax's purchase of the JV White Technology Center (incorporated by reference to Exhibit 10.1 to Equifax's Form 8-K filed July 3, 2007).
10.33		Ground Lease Agreement dated as of March 5, 1998, between Rhodes Center Property, L.L.C. and Equifax Inc. related to lease of Equifax's corporate headquarters (incorporated by reference to Exhibit 10.29 to Equifax's Form 10-K filed March 31, 1999).
10.34		Agreement for Operations Support dated as of July 1, 2003, between International Business Machines Corporation and Equifax Inc. (incorporated by reference to Exhibit 10.1 to Equifax's Form 10-Q/A filed April 29, 2004).
10.35		Commercial Paper Dealer Agreement dated May 22, 2007, between Equifax Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 to Equifax's Form 8-K filed May 23, 2007).
10.36		Commercial Paper Dealer Agreement dated May 22, 2007, between Equifax Inc. and SunTrust Capital Markets Securities, Inc. (incorporated by reference to Exhibit 10.2 to Equifax's Form 8-K filed May 23, 2007).
Other Exhibits and Certifications
11.1		Calculation of earnings per share. (The calculation of earnings per share is in Part II, Item 8, Note 1 to the Consolidated Financial Statements and is omitted in accordance with Section (b)(11) of Item 601 of the Notes to Regulation S-K).
14.1		Code of Ethics (The Equifax Business Ethics and Compliance Program) (incorporated by reference to Exhibit 14 to Equifax's Form 10-K filed March 11, 2004).
21.1	**	Subsidiaries of Equifax Inc.
23.1	**	Consent of Independent Registered Public Accounting Firm.
24.1	**	Powers of Attorney (included on signature page).
31.1	**	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	**	Rule 13a-14(a) Certification of Chief Financial Officer.

EXHIBIT INDEX (continued)
Exhibit Number		Description

32.1	**	Section 1350 Certification of Chief Executive Officer.
32.2	**	Section 1350 Certification of Chief Financial Officer.
*
Document omits information pursuant to a Request for Confidential Treatment under Rule 406 of the Securities Act of 1933 which has been granted by the SEC. Omitted portions have been filed separately with the SEC.

**
Filed herewith.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

2009

Column A	Column B	Column C		Column D	Column E

		Additions

(In millions) Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$14.5	$7.6	$—	$(7.0)	$15.1
Deferred income tax asset valuation allowance	93.7	2.0	6.8	(43.4)	59.1

	$108.2	$9.6	$6.8	$(50.4)	$74.2

2008

Column A	Column B	Column C		Column D	Column E

		Additions

(In millions) Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$8.9	$11.0	$—	$(5.4)	$14.5
Deferred income tax asset valuation allowance	60.8	0.2	49.9	(17.2)	93.7

	$69.7	$11.2	$49.9	$(22.6)	$108.2

2007

Column A	Column B	Column C		Column D	Column E

		Additions

(In millions) Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$8.7	$7.3	$—	$(7.1)	$8.9
Deferred income tax asset valuation allowance	74.8	0.2	8.6	(22.8)	60.8

	$83.5	$7.5	$8.6	$(29.9)	$69.7

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
  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  2. ACQUISITIONS AND INVESTMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  3. GOODWILL AND OTHER INTANGIBLE ASSETS
  4. DEBT
  5. COMMITMENTS AND CONTINGENCIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  6. INCOME TAXES
  7. STOCK-BASED COMPENSATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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