Form 10-Q
period 2010-03-31
EQUIFAX INC
filed 2010-04-29
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

On April 16, 2010, there were 126,612,204 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2010

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to future operating results, are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors,” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2009, and those described from time to time in our future reports filed with the Securities and Exchange Commission. As a result of such risks and uncertainties, we urge you not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2010	2009
(In millions, except per share amounts)	(Unaudited)
Operating revenue	$461.3	$446.6
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	200.3	187.0
Selling, general and administrative expenses	112.4	122.0
Depreciation and amortization	40.9	36.6
Total operating expenses	353.6	345.6
Operating income	107.7	101.0
Interest expense	(14.2)	(14.3)
Other income, net	(0.5)	2.4
Consolidated income from continuing operations before income taxes	93.0	89.1
Provision for income taxes	(35.0)	(34.1)
Consolidated income from continuing operations	58.0	55.0
Discontinued operations, net of tax	0.6	1.1
Consolidated net income	58.6	56.1
Less: Net income attributable to noncontrolling interests	(1.9)	(1.7)
Net income attributable to Equifax	$56.7	$54.4
Amounts attributable to Equifax:
Net income from continuing operations attributable to Equifax	$56.1	$53.3
Discontinued operations, net of tax	0.6	1.1
Net income attributable to Equifax	$56.7	$54.4
Basic earnings per common share:
Net income from continuing operations attributable to Equifax	$0.44	$0.42
Discontinued operations attributable to Equifax	0.01	0.01
Net income attributable to Equifax	$0.45	$0.43
Weighted-average shares used in computing basic earnings per share	126.3	126.2
Diluted earnings per common share:
Net income from continuing operations attributable to Equifax	$0.44	$0.42
Discontinued operations attributable to Equifax	-	0.01
Net income attributable to Equifax	$0.44	$0.43
Weighted-average shares used in computing diluted earnings per share	128.1	127.4
Dividends per common share	$0.04	$0.04

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009

(In millions, except par values)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$77.1	$103.1
Trade accounts receivable, net of allowance for doubtful accounts of $12.3 and $15.1 at March 31, 2010 and December 31, 2009, respectively	258.5	258.7
Prepaid expenses	37.7	27.6
Other current assets	73.5	27.4
Total current assets	446.8	416.8
Property and equipment:
Capitalized internal-use software and system costs	302.4	316.6
Data processing equipment and furniture	180.7	184.2
Land, buildings and improvements	165.3	164.5
Total property and equipment	648.4	665.3
Less accumulated depreciation and amortization	(338.9)	(346.0)
Total property and equipment, net	309.5	319.3
Goodwill	1,916.2	1,943.2
Indefinite-lived intangible assets	95.6	95.5
Purchased intangible assets, net	645.7	687.0
Other assets, net	91.8	88.7
Total assets	$3,505.6	$3,550.5
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities	$157.2	$154.2
Capitalized lease obligation	-	29.0
Accounts payable	26.0	35.9
Accrued expenses	62.6	67.7
Accrued salaries and bonuses	28.7	58.1
Deferred revenue	68.6	69.8
Other current liabilities	86.3	77.5
Total current liabilities	429.4	492.2
Long-term debt	990.6	990.9
Deferred income tax liabilities, net	248.2	249.3
Long-term pension and other postretirement benefit liabilities	119.9	142.5
Other long-term liabilities	54.3	60.6
Total liabilities	1,842.4	1,935.5
Commitments and Contingencies (see Note 5)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	-	-
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at March 31, 2010 and December 31, 2009; Outstanding shares - 126.6 and 126.2 at March 31, 2010 and December 31, 2009, respectively	236.6	236.6
Paid-in capital	1,097.3	1,102.0
Retained earnings	2,545.8	2,494.2
Accumulated other comprehensive loss	(330.1)	(318.7)
Treasury stock, at cost, 60.6 shares and 61.0 shares at March 31, 2010 and December 31, 2009, respectively	(1,860.5)	(1,871.7)
Stock held by employee benefits trusts, at cost, 2.1 shares at March 31, 2010 and December 31, 2009	(41.2)	(41.2)
Total Equifax shareholders' equity	1,647.9	1,601.2
Noncontrolling interests	15.3	13.8
Total equity	1,663.2	1,615.0
Total liabilities and equity	$3,505.6	$3,550.5

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2010	2009
(In millions)	(Unaudited)
Operating activities:
Consolidated net income	$58.6	$56.1
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	42.5	38.2
Stock-based compensation expense	4.4	3.7
Tax effects of stock-based compensation plans	1.4	(0.1)
Excess tax benefits from stock-based compensation plans	(1.4)	(0.2)
Deferred income taxes	(0.1)	3.2
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(5.8)	(10.3)
Prepaid expenses and other current assets	(7.9)	(3.3)
Other assets	3.5	(0.3)
Current liabilities, excluding debt	(34.1)	(28.7)
Other long-term liabilities, excluding debt	(23.4)	(13.8)
Cash provided by operating activities	37.7	44.5
Investing activities:
Capital expenditures	(50.0)	(15.0)
Acquisitions, net of cash acquired	(6.0)	-
Dividend from unconsolidated affiliates	-	1.0
Cash used in investing activities	(56.0)	(14.0)
Financing activities:
Net short-term borrowings	2.7	260.1
Net repayments under long-term revolving credit facilities	(4.6)	(270.0)
Proceeds from issuance of long-term debt	1.4	-
Payments on long-term debt	(3.1)	(6.4)
Treasury stock purchases	(9.4)	(9.1)
Dividends paid to Equifax shareholders	(5.0)	(5.0)
Dividends paid to noncontrolling interests	(0.3)	(0.4)
Proceeds from exercise of stock options	11.6	3.4
Excess tax benefits from stock-based compensation plans	1.4	0.2
Other	(0.2)	(0.5)
Cash used in financing activities	(5.5)	(27.7)
Effect of foreign currency exchange rates on cash and cash equivalents	(2.2)	(1.0)
(Decrease) increase in cash and cash equivalents	(26.0)	1.8
Cash and cash equivalents, beginning of period	103.1	58.2
Cash and cash equivalents, end of period	$77.1	$60.0

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2010

(Unaudited)

	Equifax Shareholders
							Stock
					Accumulated		Held By
	Common Stock				Other		Employee
	Shares		Paid-In	Retained	Comprehensive	Treasury	Benefits	Noncontrolling	Total
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Trusts	Interests	Equity
	(In millions, except per share amounts)
Balance, December 31, 2009	126.2	$236.6	$1,102.0	$2,494.2	$(318.7)	$(1,871.7)	$(41.2)	$13.8	$1,615.0
Net income	-	-	-	56.7	-	-	-	1.9	58.6
Other comprehensive income	-	-	-	-	(11.4)	-	-	(0.1)	(11.5)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.7	-	(10.6)	-	-	20.6	-	-	10.0
Treasury stock purchased under share repurchase program ($31.43 per share)*	(0.3)	-	-	-	-	(9.4)	-	-	(9.4)
Cash dividends ($0.04 per share)	-	-	-	(5.1)	-	-	-	-	(5.1)
Dividends paid to employee benefits trusts	-	-	0.1	-	-	-	-	-	0.1
Stock-based compensation expense	-	-	4.4	-	-	-	-	-	4.4
Tax effects of stock-based compensation plans	-	-	1.4	-	-	-	-	-	1.4
Dividends paid to noncontrolling interests	-	-	-	-	-	-	-	(0.3)	(0.3)
Balance, March 31, 2010	126.6	$236.6	$1,097.3	$2,545.8	$(330.1)	$(1,860.5)	$(41.2)	$15.3	$1,663.2

*	At March 31, 2010, $112.5 million was authorized for future purchases of common stock under our share repurchase authorization.

Accumulated Other Comprehensive Loss consists of the following components:

	March 31,	December 31,
	2010	2009
	(In millions)
Foreign currency translation	$(113.1)	$(99.9)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $124.0 and $124.9 at March 31, 2010 and December 31, 2009, respectively	(214.5)	(216.2)
Cash flow hedging transactions, net of tax of $1.6 and $1.7 at March 31, 2010 and December 31, 2009, respectively	(2.5)	(2.6)
Accumulated other comprehensive loss	$(330.1)	$(318.7)

Comprehensive Income is as follows:

	Three Months Ended March 31,
	2010			2009
	Equifax	Noncontrolling		Equifax	Noncontrolling
	Shareholders	Interests	Total	Shareholders	Interests	Total
	(In millions)
Net income	$56.7	$1.9	$58.6	$54.4	$1.7	$56.1
Other comprehensive income:
Foreign currency translation adjustment	(13.2)	(0.1)	(13.3)	5.1	(0.6)	4.5
Recognition of prior service cost and actuarial losses related to our pension and other postretirement benefit plans	1.7	-	1.7	1.6	-	1.6
Change in cumulative loss from cash flow hedging transactions	0.1	-	0.1	0.3	-	0.3
Comprehensive income	$45.3	$1.8	$47.1	$61.4	$1.1	$62.5

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2010

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations.  We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of March 31, 2010, we operated in the following countries: Argentina, Brazil, Canada, Chile, Ecuador, El Salvador, Honduras, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We also maintain support operations in Costa Rica and the Republic of Ireland. We own an equity interest in a consumer credit information company in Russia. In March 2010, our Indian joint venture received a license to operate a nationwide credit information company in India.

We develop, maintain and enhance secured proprietary information databases through the compilation of actual consumer data, including credit, employment, asset, liquidity, net worth and spending activity, and business data, including credit and business demographics, that we obtain from a variety of sources, such as credit granting institutions, public record information (including bankruptcies, liens and judgments), income and tax information primarily from large to mid-sized companies in the U.S., and marketing information.  We process this information utilizing our proprietary information management systems.

Basis of Presentation.  The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, the instructions to Form 10-Q and applicable sections of Regulation S-X. To understand our complete financial position and results, as defined by GAAP, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2009, or 2009 Form 10-K.

Our unaudited Consolidated Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods presented. Certain prior year amounts have been reclassified to conform to current year presentation including the results of a business reclassified as a discontinued operation, which is more fully described in Note 2 of the Notes to Consolidated Financial Statements. The effect of these reclassifications was not material.

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

	Three Months Ended March 31,
	2010	2009
	(In millions)
Weighted-average shares outstanding (basic)	126.3	126.3
Effect of dilutive securities:
Stock options and restricted stock units	1.8	1.1
Weighted-average shares outstanding (diluted)	128.1	127.4

For the three months ended March 31, 2010 and 2009, 3.3 million and 4.5 million stock options, respectively, were anti-dilutive and therefore excluded from this calculation.

Financial Instruments.  Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using quoted market prices for publicly traded instruments, and for non-publicly traded instruments through valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk. As of March 31, 2010 and December 31, 2009, the fair value of our fixed-rate debt was $1.04 billion and $1.02 billion, respectively, compared to its carrying value of $1.01 billion and $1.00 billion, respectively.

Derivatives and Hedging Activities.  Although derivative financial instruments are not utilized for speculative purposes or as the Company’s primary risk management tool, derivatives have been used as a risk management tool to hedge the Company’s exposure to changes in interest rates and foreign exchange rates. We have used interest rate swaps and interest rate lock agreements to manage interest rate risk associated with our fixed and floating-rate borrowings. Forward contracts on various foreign currencies have been used to manage the foreign currency exchange rate risk of certain firm commitments denominated in foreign currencies. We recognize all derivatives on the balance sheet at fair value. Derivative valuations reflect the value of the instrument including the value associated with counterparty risk.  As of March 31, 2010, we do not have any unsettled cash flow hedges.  The fair value liability of our unsettled foreign currency cash flow hedges was not material at December 31, 2009.

Fair Value Hedges.  In conjunction with our November 2009 sale of five-year Senior Notes, we entered into five-year interest rate swaps, designated as fair value hedges, which convert the debt’s fixed interest rate to a variable rate. These swaps involve the receipt of fixed rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed-rate Senior Notes they hedge due to changes in the designated benchmark interest rate and are recorded in interest expense. The fair value of these interest rate swaps was an asset of $3.3 million at March 31, 2010 and was recorded in other long-term assets on our Consolidated Balance Sheet.  The fair value of these interest rate swaps was a liability of $3.3 million at December 31, 2009 and was recorded in other long-term liabilities on our Consolidated Balance Sheet.

Fair Value Measurements.  Fair value is determined based on the assumptions marketplace participants use in pricing the asset or liability. We use a three level fair value hierarchy to prioritize the inputs used in valuation techniques between observable inputs that reflect quoted prices in active markets, inputs other than quoted prices with observable market data and unobservable data (e.g., a company’s own data).

The following table presents items measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value of Assets (Liabilities) at March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Fair Value Interest Rate Swaps(2)	$3.3	$-	$3.3	$-
Deferred Compensation Plan(1)	(11.3)	(11.3)	-	-
Total	$(8.0)	$(11.3)	$3.3	$-

(1)        We maintain a deferred compensation plan that allows for certain management employees to defer the receipt of compensation (such as salary, incentive compensation and commissions) until a later date based on the terms of the plan. The liability representing benefits accrued for plan participants is valued at the quoted market prices of the participants’ elections for investments. Identical instruments are traded in active markets as of March 31, 2010. As such, we have classified this liability as Level 1 within the fair value hierarchy.

(2)        The fair value of our interest rate swaps, designated as fair value hedges, is based on the present value of expected future cash flows using zero coupon rates and is classified within Level 2 of the fair value hierarchy.

Variable Interest Entities.  We hold interests in certain entities, including credit data and information solutions ventures, that are considered variable interest entities, or VIEs.  These variable interests relate to ownership interests that require financial support for these entities.  Our investments related to these VIEs totaled $8.7 million at March 31, 2010, representing our maximum exposure to loss.  We are not the primary beneficiary and are not required to consolidate any of these VIEs.

Recent Accounting Pronouncements.  Fair Value Disclosures.  In January 2010, the Financial Accounting Standards Board, or FASB, issued guidance requiring additional fair value disclosures for significant transfers between levels of the fair value hierarchy and gross presentation of items within the Level 3 reconciliation. This guidance also clarifies that entities need to disclose fair value information for each class of asset and liability measured at fair value and that valuation techniques need to be provided for all non-market observable measurements. Our adoption of this guidance on January 1, 2010, did not impact our Consolidated Financial Statements as we have no items classified as Level 3.

Variable Interest Entities.  In June 2009, the FASB amended the consolidation guidance for variable-interest entities and expanded disclosure requirements. The new guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interests give it a controlling financial interest in the variable interest entity. The adoption of this guidance as noted above on January 1, 2010, did not have a material impact on our Consolidated Financial Statements.

For additional information about recent accounting pronouncements adopted or pending adoption, see Note 1 of the Notes to Consolidated Financial Statements in our 2009 Form 10-K.

2. DISCONTINUED OPERATION

On April 23, 2010, we sold our Equifax Enabling Technologies LLC legal entity, consisting of our APPRO loan origination software (“APPRO”), for approximately $72 million.  APPRO was previously reported in our U.S. Consumer Information Solutions segment.  The results of operations for our APPRO business for the three months ended March 31, 2010 and 2009 were classified as a discontinued operation.  Revenue for this business for the three months ended March 31, 2010 and 2009 was $5.3 million and $6.3 million, respectively.  Pretax income was not material for the three month periods ended March 31, 2010 and 2009.  We expect to record a gain from the sale in the second quarter of 2010 of approximately $12 million, after tax.

As of March 31, 2010, assets and liabilities comprising the APPRO disposal group were considered held for sale.  APPRO’s assets, all of which are classified as current, and liabilities classified as held for sale at March 31, 2010 were as follows:

March 31,
2010
(In millions)
Current assets	$5.0
Noncurrent assets	42.8
Current liabilities	(5.9)
Net assets held for sale	$41.9

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

Changes in the amount of goodwill for the three months ended March 31, 2010, are as follows:

	U.S. Consumer			North America	North America
	Information			Personal	Commercial
	Solutions	International	TALX	Solutions	Solutions	Total
	(In millions)
Balance, December 31, 2009	$667.8	$335.7	$900.6	$1.8	$37.3	$1,943.2
Foreign currency translation	-	(11.0)	-	-	0.1	(10.9)
Tax benefits of stock options exercised	-	-	(0.4)	-	-	(0.4)
Held for sale	(15.7)	-	-	-	-	(15.7)
Balance, March 31, 2010	$652.1	$324.7	$900.2	$1.8	$37.4	$1,916.2

Indefinite-Lived Intangible Assets.  Indefinite-lived intangible assets consist of contractual/territorial rights representing the estimated fair value of rights to operate in certain territories acquired through the purchase of independent credit reporting agencies in the U.S. and Canada. Our contractual/territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. Our contractual/territorial rights carrying amounts did not change materially during the three months ended March 31, 2010.

Purchased Intangible Assets.  Purchased intangible assets represent the estimated fair value of acquired intangible assets used in our business. Purchased data files represent the estimated fair value of consumer credit files acquired primarily through the purchase of independent credit reporting agencies in the U.S. and Canada. We expense the cost of modifying and updating credit files in the period such costs are incurred. We amortize purchased data files, which primarily consist of acquired consumer credit files, on a straight-line basis. Primarily all of our other purchased intangible assets are also amortized on a straight-line basis. For additional information about the useful lives related to our purchased intangible assets, see Note 1 of the Notes to Consolidated Financial Statements in our 2009 Form 10-K.

Purchased intangible assets at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010			December 31, 2009
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(In millions)
Definite-lived intangible assets:
Purchased data files	$375.2	$(247.6)	$127.6	$373.8	$(240.6)	$133.2
Acquired software and technology	42.3	(26.2)	16.1	70.3	(37.1)	33.2
Customer relationships	480.8	(75.5)	405.3	488.0	(70.8)	417.2
Proprietary database	125.0	(57.8)	67.2	125.0	(52.2)	72.8
Non-compete agreements	3.3	(0.7)	2.6	3.3	(0.5)	2.8
Trade names and other intangible assets	36.0	(9.1)	26.9	36.0	(8.2)	27.8
Total definite-lived intangible assets	$1,062.6	$(416.9)	$645.7	$1,096.4	$(409.4)	$687.0

Amortization expense related to purchased intangible assets was $23.0 million and $20.3 million during the three months ended March 31, 2010 and 2009, respectively.

4. DEBT

Debt outstanding at March 31, 2010 and December 31, 2009 was as follows:

	March 31,	December 31,
	2010	2009
	(In millions)
Commercial paper, weighted-average rate of 0.3% and 0.4% in 2010 and 2009, respectively	$137.7	$135.0
Notes, 4.25%, due in installments through May 2012	4.6	7.6
Notes, 7.34%, due in installments through May 2014	75.0	75.0
Notes, 4.45%, due December 2014	275.0	275.0
Notes, 6.30%, due July 2017	272.5	272.5
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 7.00%, due July 2037	250.0	250.0
Borrowings under long-term revolving credit facilities, weighted-average rate of 0.9% in 2009	-	4.8
Capitalized lease obligation	-	29.0
Other	4.4	3.1
Total debt	1,144.2	1,177.0
Less short-term debt and current maturities	(157.2)	(154.2)
Less capitalized lease obligation	-	(29.0)
Less unamortized discounts	(2.3)	(2.4)
Plus fair value adjustments	5.9	(0.5)
Total long-term debt, net	$990.6	$990.9

Senior Credit Facility.  We are party to an $850.0 million senior unsecured revolving credit facility, which we refer to as the Senior Credit Facility, with a group of financial institutions. Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Senior Credit Facility is scheduled to expire in July 2011. Availability of the Senior Credit Facility for borrowings is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding principal amount of our commercial paper notes. As of March 31, 2010, there were no outstanding borrowings under this facility and $708.6 million was available for borrowings.

Commercial Paper Program.  Our $850.0 million commercial paper program has been established through the private placement of commercial paper notes from time-to-time. Maturities of commercial paper can range from overnight to 397 days. The commercial paper program is supported by our Senior Credit Facility and, pursuant to our existing Board of Directors authorization, the total amount of commercial paper which may be issued is reduced by the amount of any outstanding borrowings under our Senior Credit Facility. At March 31, 2010, $137.7 million in commercial paper notes was outstanding, all with maturities of less than 90 days.

Canadian Credit Facility.  We are a party to a credit agreement with a Canadian financial institution that provides for a C$20.0 million (denominated in Canadian dollars), 364-day revolving credit agreement. This agreement is scheduled to expire in June 2010. As of March 31, 2010, there were no outstanding borrowings under this facility.

For additional information about our debt agreements, see Note 4 of the Notes to Consolidated Financial Statements in our 2009 Form 10-K.

5. COMMITMENTS AND CONTINGENCIES

Headquarters Building.  On February 26, 2010, we purchased our headquarters building in Atlanta, Georgia, for cash consideration of $29.1 million, including fees.  The building and related capital lease obligation were recorded on our Consolidated Balance Sheets in February 2009 when we provided the lessor notification of our intent to purchase the building.

Data Processing, Outsourcing Services and Other Agreements.  We have separate agreements with IBM, Acxiom, Tata Consultancy Services and others to outsource portions of our computer data processing operations, applications development, maintenance and related functions and to provide certain other administrative and operational services. The agreements expire between 2010 and 2014. The estimated aggregate minimum contractual obligation remaining under these agreements was approximately $175 million at December 31, 2009, with no future year’s minimum contractual obligation expected to exceed approximately $55 million. Annual payment obligations in regard to these agreements vary due to factors such as the volume of data processed; changes in our servicing needs as a result of new product offerings, acquisitions or divestitures; the introduction of significant new technologies; foreign currency; or the general rate of inflation. In certain circumstances (e.g., a change in control or for our convenience), we may terminate these data processing and outsourcing agreements, and, in doing so, certain of these agreements require us to pay a significant penalty.

Agreement with Computer Sciences Corporation.  We have an agreement with Computer Sciences Corporation, or CSC, and certain of its affiliates, collectively CSC, under which CSC-owned credit reporting agencies utilize our computerized credit database services. CSC retains ownership of its credit files and the revenues generated by its credit reporting activities. We receive a processing fee for maintaining the database and for each report supplied. The agreement will expire on July 31, 2018, and is renewable at the option of CSC for successive ten-year periods. The agreement provides us with an option to purchase CSC’s credit reporting business if it does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. Under the agreement CSC also has an option, exercisable at any time, to sell its credit reporting business to us. The option expires in 2013. The option exercise price will be determined by a third-party appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if the option were exercised at December 31, 2009, the price range would be approximately $600 million to $675 million. This estimate is based solely on our internal analysis of the value of the business, current market conditions and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than our estimate.

Guarantees and General Indemnifications.  We may issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit is not material at March 31, 2010, and all have a remaining maturity of one year or less. The maximum potential future payments we could be required to make under the guarantees is not material at March 31, 2010.

We have agreed to standard indemnification clauses in many of our lease agreements for office space, covering such things as tort, environmental and other liabilities that arise out of or relate to our use or occupancy of the leased premises. Certain of our credit agreements include provisions which require us to make payments to preserve an expected economic return to the lenders if that economic return is diminished due to certain changes in law or regulations. In conjunction with certain transactions, such as sales or purchases of operating assets or services in the ordinary course of business, or the disposition of certain assets or businesses, we sometimes provide routine indemnifications, the terms of which range in duration and sometimes are not limited. Additionally, the Company has entered into indemnification agreements with its directors and executive officers to indemnify such individuals to the fullest extent permitted by law against liabilities that arise by reason of their status as directors or officers. The Company maintains directors and officers liability insurance coverage to reduce its exposure to such obligations.

We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to indemnifications on our Consolidated Balance Sheets at March 31, 2010 or December 31, 2009.

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

Tax Matters.  In 2003, the Canada Revenue Agency, or CRA, issued Notices of Reassessment, asserting that Acrofax, Inc., a wholly-owned Canadian subsidiary of Equifax, is liable for additional tax for the 1995 through 2000 tax years, related to certain intercompany capital contributions and loans. The additional tax sought by the CRA for these periods ranges, based on alternative theories, from $8.4 million (8.5 million in Canadian dollars) to $18.6 million (19.0 million in Canadian dollars) plus interest and penalties. Subsequently in 2003, we made a statutorily-required deposit for a portion of the claim. We intend to vigorously contest these reassessments and do not believe we have violated any statutory provision or rule. While we believe our potential exposure is less than the asserted claims and not material to our Consolidated Financial Statements, if the final outcome of this matter was unfavorable to us, an additional claim may be filed by the local province. The likelihood and potential amount of such claim is unknown at this time. We cannot predict when this tax matter will be resolved.

For additional information about these and other commitments and contingencies, see Note 5 of the Notes to Consolidated Financial Statements in our 2009 Form 10-K.

6. INCOME TAXES

We are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years ending prior to December 31, 2002, with few exceptions. In Canada, we are under audit by the Canada Revenue Agency for the 1995 through 2000 tax years (see Note 5 of the Notes to Consolidated Financial Statements). For the U.K., tax years after 1999 are open for examination. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit balance may change within the next twelve months by a range of zero to $6.4 million, related primarily to issues involving our U.K. operations.

Effective Tax Rate.  Our effective income tax rate was 37.6% for the three months ended March 31, 2010, down from 38.3% for the same period in 2009, as a higher foreign tax rate in 2010 was more than offset by an unfavorable discrete item recorded in the first quarter of 2009 related to the effect of a change in California state income taxes on our deferred tax liabilities.

7. BENEFIT PLANS

We sponsor defined benefit pension plans and defined contribution plans. We also maintain certain healthcare and life insurance benefit plans for eligible active and retired employees. For additional information about our benefit plans, see Note 9 of the Notes to Consolidated Financial Statements in our 2009 Form 10-K.

The following table provides the components of net periodic benefit cost for the three months ended March 31, 2010 and 2009:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,
	2010	2009	2010	2009
	(In millions)
Service cost	$1.5	$1.4	$0.1	$0.1
Interest cost	8.7	8.8	0.5	0.5
Expected return on plan assets	(11.1)	(11.3)	(0.4)	(0.4)
Amortization of prior service cost	0.2	0.2	(0.1)	(0.1)
Recognized actuarial loss	2.2	2.2	0.3	0.3
Total net periodic benefit cost	$1.5	$1.3	$0.4	$0.4

8. RESTRUCTURING CHARGES

2009 Restructuring Charges.  In the fourth quarter of 2009, we recorded a $16.4 million restructuring charge ($10.4 million, net of tax) in selling, general and administrative expenses on our Consolidated Statements of Income primarily related to headcount reductions of approximately 400 positions. This charge resulted from our continuing efforts to align our business to better support our strategic objectives. Generally, severance benefits for our U.S. employees are paid through monthly payroll according to the number of weeks of severance benefit provided to the employee, while our international employees receive a lump sum severance payment for their benefit. Accordingly, we expect the majority of the payments to be completed by December 2010. Payments related to this charge totaled $3.1 million for the three months ended March 31, 2010.  Total payments to date, through March 31, 2010, related to the fourth quarter 2009 restructuring charge were $4.8 million.

During the first quarter of 2009, we recorded in selling, general and administrative expenses on our Consolidated Statements of Income an $8.4 million restructuring charge ($5.4 million, net of tax) associated with headcount reductions of approximately 300 positions. This charge resulted from our efforts to reduce and manage our expenses and to maintain our financial results in the face of a weak global economy and reduced revenues. The majority of the payments were completed by the end of the first quarter of 2010. Payments related to this charge were not material during the three months ended March 31, 2010.  Total payments to date, through March 31, 2010, related to the first quarter 2009 restructuring charge were $7.7 million.

9. SEGMENT INFORMATION

Reportable Segments.  We manage our business and report our financial results through the following five reportable segments, which are the same as our operating segments:

•	U.S. Consumer Information Solutions

•	International

•	TALX

•	North America Personal Solutions

•	North America Commercial Solutions

The accounting policies of the reportable segments are the same as those described in our summary of significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in our 2009 Form 10-K. We evaluate the performance of these reportable segments based on their operating revenues, operating income and operating margins, excluding unusual or infrequent items, if any. Inter-segment sales and transfers are not material for all periods presented. The measurement criteria for segment profit or loss and segment assets are substantially the same for each reportable segment. All transactions between segments are accounted for at cost, and no timing differences occur between segments.

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

International.  This segment includes information services products, which includes consumer and commercial services (such as credit and financial information, credit scoring and credit modeling services), credit and other marketing products and services, and products and services sold directly to consumers similar to those sold by North America Personal Solutions.

TALX.  This segment includes employment, income and social security number verification services (known as The Work Number®) and employment tax and talent management services.

North America Personal Solutions.  This segment includes credit information, credit monitoring and identity theft protection products sold directly to consumers via the internet.

North America Commercial Solutions.  This segment includes commercial products and services such as business credit and demographic information, credit scores and portfolio analytics (decisioning tools), which are derived from our databases of business credit and financial information.

Operating revenue and operating income by operating segment during the three months ended March 31, 2010 and 2009, are as follows:

	Three Months Ended
(In millions)	March 31,
	2010	2009
Operating revenue:
U.S. Consumer Information Solutions	$191.4	$203.7
International	116.2	100.8
TALX	95.3	87.9
North America Personal Solutions	39.7	38.4
North America Commercial Solutions	18.7	15.8
Total operating revenue	$461.3	$446.6

	Three Months Ended
(In millions)	March 31,
	2010	2009
Operating income:
U.S. Consumer Information Solutions	$63.5	$73.8
International	28.7	28.9
TALX	21.5	18.8
North America Personal Solutions	10.0	6.0
North America Commercial Solutions	4.4	2.3
General Corporate Expense	(20.4)	(28.8)
Total operating income	$107.7	$101.0

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

All references to earnings per share data in Management’s Discussion and Analysis, or MD&A, are to diluted earnings per share, or EPS, unless otherwise noted. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding.

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

The International segment consists of Canada Consumer, Europe and Latin America. Canada Consumer’s products and services are similar to our USCIS offerings, while Europe and Latin America are made up of varying mixes of product lines that are in our USCIS, North America Commercial Solutions and North America Personal Solutions reportable segments.

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

North America Personal Solutions revenue is both transaction- and subscription-based and is derived from the sale of credit monitoring, debt management and identity theft protection products, which we deliver to consumers electronically via the internet.

North America Commercial Solutions revenue is principally transaction-based, with the remainder project-based, and is derived from the sale of business information, credit scores and portfolio analytics that enable customers to utilize our reports to make financing, marketing and purchasing decisions related to businesses.

Geographic Information.  We currently operate in the following countries: Argentina, Brazil, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay, and the U.S. Our operations in Costa Rica and the Republic of Ireland focus on data handling and customer support activities. We own an equity interest in a consumer credit information company in Russia. In March 2010, our Indian joint venture received a license to operate a nationwide credit information company in India.

Key Performance Indicators.  Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income attributable to Equifax, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three months ended March 31, 2010 and 2009, were as follows:

	Key Performance Indicators
	Three Months Ended
	March 31,
	2010	2009
	(Dollars in millions, except per share data)
Operating revenue	$461.3	$446.6
Operating revenue change	3%	-10%
Operating income	$107.7	$101.0
Operating margin	23.3%	22.6%
Net income from continuing operations attributable to Equifax	$56.1	$53.3
Net income attributable to Equifax	$56.7	$54.4
Diluted earnings per share from continuing operations attributable to Equifax	$0.44	$0.42
Diluted earnings per share attributable to Equifax	$0.44	$0.43
Cash provided by operating activities	$37.7	$44.5
Capital expenditures	$50.0	$15.0

Business Environment and Company Strategy

Consumer and small business lending activity, which is one of the drivers of demand for our services, continues to be soft in many markets around the world, and we expect growth in consumer lending to lag the general economic recovery that is emerging in many of these markets.  In addition, new financial regulations are increasing the compliance requirements for our customers, introducing new challenges and opportunities in the marketing of our product and service offerings to financial institutions. Accordingly, we are further diversifying our revenues by pursuing and investing in key strategic initiatives including new product innovation, differentiated decisioning solutions and analytics leveraging our diverse data assets and technology, acquiring new data assets and technologies, and international expansion. We are also focused on managing our expenses through the use of LEAN, Work Out and other process improvement initiatives in order to maintain operating margins, earnings performance and cash flow.

For 2010, we anticipate increasing interest for our services from credit card issuers following the actions they have taken to comply with the new credit card regulations which became effective in February of this year and as they begin to engage in new lending activity. As a result, we expect to see revenue growth gradually improve in 2010. Given our outlook and current foreign exchange rates, we expect operating results to be stable at their current levels during the first half of the year, with some increase in performance during the second half.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Consolidated Financial Results

Operating Revenue

	Three Months Ended March 31,
			Change
Consolidated Operating Revenue	2010	2009	$	%
	(Dollars in millions)

U.S. Consumer Information Solutions	$191.4	$203.7	$(12.3)	-6%
International	116.2	100.8	15.4	15%
TALX	95.3	87.9	7.4	8%
North America Personal Solutions	39.7	38.4	1.3	3%
North America Commercial Solutions	18.7	15.8	2.9	18%
Consolidated operating revenue	$461.3	$446.6	$14.7	3%

Revenue increased, when compared to the first quarter of 2009, primarily due to the favorable effect of foreign exchange rates which increased revenue by $14.8 million, or 3%.  The revenue decline in our U.S. Consumer Information Solutions segment in the first quarter of 2010, when compared to the prior year, was offset by revenue increases in our four other segments.  For additional information about revenue fluctuations and operating income by segment, see “Segment Financial Results” below.

Operating Expenses

	Three Months Ended March 31,
			Change
Consolidated Operating Expenses	2010	2009	$	%
	(Dollars in millions)

Consolidated cost of services	$200.3	$187.0	$13.3	7%
Consolidated selling, general and administrative expenses	112.4	122.0	(9.6)	-8%
Consolidated depreciation and amortization expense	40.9	36.6	4.3	12%
Consolidated operating expenses	$353.6	$345.6	$8.0	2%

The increase in cost of services, when compared to the same period in 2009, was due to the impact of foreign currency translation, which increased our cost of services by $6.9 million during the first quarter of 2010, and our fourth quarter 2009 acquisitions of IXI Corporation and Rapid Reporting Verification Company which contributed $6.2 million of incremental cost year-over-year.  Overall cost of services increased at a faster rate than revenues because some of our highest margin credit reporting services have declined in this market environment, while we have replaced this revenue with our acquisitions and with services that have higher data and/or operating costs.

Selling, general and administrative expense decreased $9.6 million, compared to the same period in 2009.  This decrease was primarily due to a restructuring charge of $8.4 million incurred in the first quarter of 2009 related to headcount reductions.  Other increases in selling, general and administrative expenses of $3.5 million due to changes in foreign exchange rates and $4.4 million due to the inclusions of businesses which we acquired in the fourth quarter of 2009 were offset by the impact of our cost reduction programs implemented over the last year, lower bad debt expense and lower incentive costs.

Depreciation and amortization expense increased over the same period in 2009, primarily due to our fourth quarter 2009 acquisitions which contributed $2.7 million of incremental depreciation and amortization expense.

For additional information about the charges and fees related to our restructuring activity, see Note 8 of the Notes to the Consolidated Financial Statements in this Form 10-Q.

Operating Income and Operating Margin

	Three Months Ended March 31,
			Change
Consolidated Operating Income	2010	2009	$	%
	(Dollars in millions)

Consolidated operating revenue	$461.3	$446.6	$14.7	3%
Consolidated operating expenses	(353.6)	(345.6)	(8.0)	2%
Consolidated operating income	$107.7	$101.0	$6.7	7%
Consolidated operating margin	23.3%	22.6%		0.7	% pts

The $6.7 million, or 7%, increase in operating income for the first quarter of 2010, when compared to the same period in 2009, is attributed to the 3% increase in revenues and a net improvement in operating margin, driven by the $8.4 million restructuring charge in the first quarter of 2009 which did not recur this year, but was partially offset by a less favorable mix of products.

Other Expense, Net

	Three Months Ended March 31,
			Change
Consolidated Other Expense, Net	2010	2009	$	%
	(Dollars in millions)

Consolidated interest expense	$14.2	$14.3	$(0.1)	-1%
Consolidated other income, net	0.5	(2.4)	2.9	-119%
Consolidated other expense, net	$14.7	$11.9	$2.8	24%
Average cost of debt	4.9%	4.7%
Total consolidated debt, net, at quarter end	$1,147.8	$1,230.0	$(82.2)	-7%

The increase in other expense, net, as compared to 2009, was primarily due to the change in other income, net, as interest expense was flat.  Other income, net, for 2009 included a $1.1 million gain on our repurchase of $7.5 million principal amount of our ten-year senior notes due 2017 and a $1.3 million gain related to a litigation settlement.  Interest expense was flat, when compared to the same period in 2009, as our average debt balance decreased from $1.23 billion in 2009 to $1.17 billion in 2010 while the average cost of our total debt increased slightly from 4.7% in 2009 to 4.9% in 2010.

Income Taxes

	Three Months Ended March 31,
			Change
Consolidated Provision for Income Taxes	2010	2009	$	%
	(Dollars in millions)

Consolidated provision for income taxes	$35.0	$34.1	$0.9	3%
Effective income tax rate	37.6%	38.3%

Our effective income tax rate was 37.6% for the three months ended March 31, 2010, down from 38.3% for the same period in 2009, due primarily to a higher foreign tax rate for 2010 more than offset by an unfavorable discrete item recorded in the first quarter of 2009 related to the effect of a change in California state income taxes on our deferred tax liabilities.

Net Income

	Three Months Ended March 31,
			Change
Consolidated Net Income	2010	2009	$	%
	(In millions, except per share amounts)

Consolidated operating income	$107.7	$101.0	$6.7	7%
Consolidated other expense, net	(14.7)	(11.9)	(2.8)	24%
Consolidated provision for income taxes	(35.0)	(34.1)	(0.9)	3%
Consolidated income from continuing operations	58.0	55.0	3.0	5%
Discontinued operations, net of tax	0.6	1.1	(0.5)	-45%
Consolidated net income	58.6	56.1	2.5	4%
Net income attributable to noncontrolling interests	(1.9)	(1.7)	(0.2)	13%
Net income attributable to Equifax	$56.7	$54.4	$2.3	4%
Diluted earnings per common share attributable to Equifax	$0.44	$0.43	$0.01	4%
Diluted earnings per common share from continuing operations	$0.44	$0.42	$0.02	5%
Weighted-average shares used in computing diluted earnings per share	128.1	127.4

The increase in net income attributable to Equifax for the first quarter of 2010, as compared to the same period in 2009, was primarily a function of higher operating income in three of our five businesses, a reduction in restructuring charges as we recorded $8.4 million during the first quarter of 2009 and a lower effective tax rate for 2010.

Segment Financial Results

USCIS

	Three Months Ended March 31,
			Change
U.S. Consumer Information Solutions	2010	2009	$	%
	(Dollars in millions)
Operating revenue:
Online Consumer Information Solutions (OCIS)	$119.8	$130.9	$(11.1)	-8%
Mortgage Solutions	23.2	25.4	(2.2)	-9%
Consumer Financial Marketing Services	30.2	27.3	2.9	10%
Direct Marketing Services	18.2	20.1	(1.9)	-9%
Total operating revenue	$191.4	$203.7	$(12.3)	-6%
% of consolidated revenue	41%	46%
Total operating income	$63.5	$73.8	$(10.3)	-14%
Operating margin	33.1%	36.3%		-3.2	% pts

The decrease in revenue and operating margin for the first quarter of 2010, as compared to the same period in 2009, was mainly due to continued weakness in the U.S. credit and lending environment and a significant reduction in mortgage application activity.  The decline in revenue was partially offset by increased revenue from our Consumer Financial Marketing Services business due to our acquisition of IXI Corporation in the fourth quarter of 2009.

OCIS

Revenue for the first quarter of 2010, as compared to the same period in the prior year, declined primarily due to a reduction of online credit decision transaction volume, including declines in reseller volume as mortgage refinancing activity has declined from 2009. The 15% decline in volume for the first quarter of 2010, over the same period in the prior year, was partially offset by a 1% increase in average revenue per transaction. This increase was attributable to a disproportionate decline in volume from large national accounts which are generally billed at a lower average price per transaction.

Mortgage Solutions

The three month decrease in revenue, over the prior year period, is due to the decline in volume for mortgage credit reporting and settlement services products resulting from a slowdown in mortgage application activity compared to a very strong period of activity during the first three months of 2009.

Consumer Financial Marketing Services

Revenue increased for the first quarter of 2010, as compared to the same period in 2009, primarily due to our acquisition of IXI Corporation, or IXI, during the fourth quarter of 2009.  IXI contributed approximately $6 million to revenue in the quarter, which partially offset declines in prescreen volumes and pricing which are down in what remains a competitive market.

Direct Marketing Services

Revenue declined for the first quarter of 2010, from the prior year period, primarily due to reduced mailing volumes for existing customers reflecting the slowdown in retail sales and the marketing campaigns of many retailers, as well as the loss of a contract with a large marketing services reseller.

USCIS Operating Margin

Operating margin decreased for the first quarter of 2010, as compared to the same period in 2009, mainly due to revenue declines described above in our OCIS, Mortgage Solutions and Direct Marketing Services businesses. Our operating expenses generally do not decline at the same rate as our revenue due to a high portion of costs that are fixed rather than variable in the short term. The overall decline in revenue was partially offset by lower operating expenses primarily due to reduced incentive costs and lower bad debt expense.

International

	Three Months Ended March 31,
			Change
International	2010	2009	$	%
	(Dollars in millions)
Operating revenue:
Europe	$33.9	$33.1	$0.8	2%
Latin America	55.1	45.9	9.2	20%
Canada Consumer	27.2	21.8	5.4	25%
Total operating revenue	$116.2	$100.8	$15.4	15%
% of consolidated revenue	25%	22%
Total operating income	$28.7	$28.9	$(0.2)	-1%
Operating margin	24.7%	28.7%		-4.0	% pts

Revenue increased, when compared to the same period in 2009, primarily due to the favorable impact of foreign currency translation. When compared to the prior year, local currency fluctuation against the U.S. dollar favorably impacted our International revenue by $13.8 million, or 13%. Revenue was up 2% in local currency from the first quarter of 2009.

Europe

The increase in revenue for the first quarter of 2010, as compared to the prior year period, was due to the favorable foreign currency impact of $2.5 million, or 7%. In local currency, revenue declined 5% when compared to the same period in 2009. The local currency decline was primarily due to decreased volume in the U.K. caused by weakness in the U.K. economy affecting customer demand.

Latin America

Revenue increased over the prior year period primarily due to favorable foreign currency impacts of $6.8 million, or 15%. In local currency, revenue increased 5% from the first quarter of 2009. Local currency revenue increased in most of our Latin American geographies, resulting from increased volume for our collection services and decisioning technology products, partially offset by a revenue decline in Chile due to lower volumes resulting from a slowdown in credit activity following the February 2010 earthquake.

Canada Consumer

The increase in revenue for the first quarter of 2010, as compared to the prior year period, was primarily due to favorable foreign currency impact of $4.5 million, or 21%. In local currency, revenue increased 4% when compared to the same period in 2009. The increase in local currency was due to increased volumes for our analytical and enabling technology products primarily due to growth in the customer base for a new fraud product.

International Operating Margin

Operating margin decreased for the first quarter of 2010, as compared to the same period in 2009, primarily due to the broad-based decline in online volume, our highest margin product, which has put downward pressure on operating margins.

TALX

	Three Months Ended March 31,
			Change
TALX	2010	2009	$	%
	(Dollars in millions)
Operating revenue:
The Work Number	$49.7	$40.6	$9.1	23%
Tax and Talent Management Services	45.6	47.3	(1.7)	-4%
Total operating revenue	$95.3	$87.9	$7.4	8%
% of consolidated revenue	21%	20%
Total operating income	$21.5	$18.8	$2.7	14%
Operating margin	22.6%	21.5%		1.1	% pts

The Work Number

Revenue from The Work Number increased $9.1 million, or 23% over the prior year quarter, primarily as a result of our acquisition of Rapid Reporting Verification Company in the fourth quarter of 2009, which performed as expected, and mid-single digit growth in revenue from traditional employment-based verifications and complementary services despite a 35% decline in the Mortgage Bankers Application Index. Growth in verifications of consumer employment from government agencies and collections companies was partially offset by a decline in verifications from mortgage companies.

Tax and Talent Management Services

The decrease in revenue during the first quarter of 2010, as compared to the same period in 2009, resulted primarily from revenue declines in our Tax Management Services business driven primarily by decreases in unemployment compensation claims activity, partially offset by growth in our Talent Management Services business due to increased government hiring activity at the U.S. Transportation and Security Administration and other large government customers.

TALX Operating Margin

Operating margin increased for the first quarter of 2010, as compared to the prior year period, due to continued revenue growth, while operating expenses grew at a slower rate due to the leveraging of certain fixed operational and overhead costs and certain operating process efficiencies.

North America Personal Solutions

	Three Months Ended March 31,
			Change
North America Personal Solutions	2010	2009	$	%
	(Dollars in millions)

Total operating revenue	$39.7	$38.4	$1.3	3%
% of consolidated revenue	9%	9%
Total operating income	$10.0	$6.0	$4.0	68%
Operating margin	25.2%	15.5%		9.7	% pts

Revenue increased $1.3 million, or 3% from the prior year, primarily due to increased direct to consumer, Equifax-branded subscription service revenue, which was up 13% from the prior year, driven by higher subscribers and higher average revenue per subscription.  The increase in subscription revenue was partially offset by lower transaction sales, as a result of lower levels of new consumer credit activity and lower corporate breach revenues.  The operating margin increase in the first quarter of 2010, as compared to the prior year period, was primarily due to the increase in revenue discussed above, as well as lower advertising expense in the first quarter of 2010.  Advertising expense may vary from quarter to quarter depending on market conditions and opportunities.

North America Commercial Solutions

	Three Months Ended March 31,
			Change
North America Commercial Solutions	2010	2009	$	%
	(Dollars in millions)

Total operating revenue	$18.7	$15.8	$2.9	18%
% of consolidated revenue	4%	3%
Total operating income	$4.4	$2.3	$2.1	93%
Operating margin	23.5%	14.4%		9.1	% pts

Revenue increased 18% for the first quarter of 2010, as compared to the same period in the prior year.  In local currency, revenue increased 12% from the first quarter of 2009. The local currency increase was primarily due to increases in U.S. risk and marketing service revenue and revenue from our data management products resulting from increases in project-based activity and mid-market customer gains.  The favorable impact of changes in the U.S.—Canadian foreign exchange rate impacted revenue by $1.0 million, or 6%. Online transaction volume for U.S. commercial credit information products for the first quarter of 2010 was flat when compared to the prior year period. Operating margin increased for the first quarter of 2010, as compared to the same period in 2009, primarily due to revenue growth previously discussed as operating expenses increased minimally in local currency.

General Corporate Expense

	Three Months Ended March 31,
			Change
General Corporate Expense	2010	2009	$	%
	(Dollars in millions)

General corporate expense	$20.4	$28.8	$(8.4)	-29%

Our general corporate expenses are costs that are incurred at the corporate level and include those expenses impacted by corporate direction, such as shared services, administrative, legal, restructuring and equity compensation costs. General corporate expenses decreased for the first quarter of 2010, as compared to the same period in 2009, primarily as a result of the $8.4 million restructuring charge recorded during the first quarter of 2009 related to headcount reductions.

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

Sources and Uses of Cash

Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity. We believe that funds generated from expected results of operations will be sufficient to finance our anticipated working capital and other cash requirements (such as capital expenditures, interest payments, potential pension funding contributions, dividend payments and stock repurchases, if any) for the foreseeable future. In the event that credit market conditions were to deteriorate, we would rely more heavily on borrowings as needed under the Senior Credit Facility described below. At March 31, 2010, $708.6 million was available to borrow under our Senior Credit Facility. Our Senior Credit Facility does not include a provision under which lenders could refuse to allow us to borrow under this facility in the event of a material adverse change in our financial condition, as long as we are in compliance with the covenants contained in the lending agreement.

The following table summarizes our cash flows for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Change
			2010 vs. 2009
Net cash provided by (used in):	2010	2009	$	%
	(Dollars in millions)

Operating activities	$37.7	$44.5	$(6.8)	-15%
Investing activities	$(56.0)	$(14.0)	$(42.0)	nm
Financing activities	$(5.5)	$(27.7)	$22.2	nm

nm—not meaningful

Operating Activities

The decrease in operating cash flow was primarily driven by $5.0 million of additional pension contributions and other changes in net working capital during 2010.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited, in some cases, by certain restrictions imposed by foreign governments; these restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.

Investing Activities

Capital Expenditures

	Three Months Ended March 31,		Change
Net cash used in:	2010	2009	2010 vs. 2009
		(In millions)

Capital expenditures	$50.0	$15.0	$35.0

Our capital expenditures are used for developing, enhancing and deploying new and existing software in support of our expanding product set, replacing or adding facilities and equipment, updating systems for regulatory compliance, the licensing of software applications and investing in system reliability, security and disaster recovery enhancements. Capital expenditures in 2010 were higher than 2009 due to the purchase of our headquarters building in Atlanta, Georgia, during the first quarter of 2010 for cash consideration of $29.1 million, including fees.  For accounting purposes, we recorded the building as a fixed asset on our Consolidated Balance Sheet and the capital lease obligation to pay for it as a liability, beginning in the first quarter of 2009, when we gave notice of our intent to buy out the lease.

Acquisitions and Investments

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2010	2009	2010 vs. 2009
		(In millions)

Acquisitions, net of cash acquired	$(6.0)	$-	$(6.0)
Dividend from unconsolidated affiliates	$-	$1.0	$(1.0)

During the first quarter of 2010, we paid a $6.0 million contingent earn-out associated with a 2008 acquisition included in our TALX segment.  The earn-out was measured on the completion of 2009 revenue targets and was accrued at December 31, 2009.

On April 23, 2010, we sold our Equifax Enabling Technologies LLC legal entity, consisting of our APPRO loan origination software (“APPRO”), for approximately $72 million.  APPRO was previously reported in our U.S. Consumer Information Solutions segment.  The results of operations for our APPRO business for the three months ended March 31, 2010 and 2009 were classified as a discontinued operation.  We expect to record a gain on the sale in the second quarter of 2010 of approximately $12 million, after tax.

Financing Activities

Borrowings and Credit Facility Availability

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2010	2009	2010 vs. 2009
		(In millions)

Net short-term borrowings	$2.7	$260.1	$(257.4)
Net repayments under long-term revolving credit facilities	$(4.6)	$(270.0)	$265.4
Proceeds from issuance of long-term debt	$1.4	$-	$1.4
Payments on long-term debt	$(3.1)	$(6.4)	$3.3

Credit Facility Availability

Our principal unsecured revolving credit facility with a group of banks, which we refer to as the Senior Credit Facility, permits us to borrow up to $850.0 million through July 2011. The Senior Credit Facility may be used for general corporate purposes. Availability of the Senior Credit Facility for borrowings is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding principal amount of our commercial paper notes, or CP. We currently intend to renew the Senior Credit Facility on or prior to its maturity date. Given current credit markets conditions, we expect to face higher bank fees and increased borrowing spreads in connection with this renewal.

Our $850.0 million CP program has been established to allow for borrowing through the private placement of CP with maturities ranging from overnight to 397 days. We may use the proceeds of CP for general corporate purposes.

We have a 364-day revolving credit agreement with a Canadian bank (our Canadian Credit Facility) which permits us to borrow up to C$20.0 million (denominated in Canadian dollars).  The Canadian Credit Facility terminates in June 2010. Borrowings may be used for general corporate purposes.

At March 31, 2010, $137.7 million was outstanding in CP and no amounts were outstanding under our Senior Credit Facility or Canadian Credit Facility. The weighted-average interest rate on our CP, all with maturities less than 90 days, was 0.3% per annum.  At March 31, 2010, a total of $728.2 million was available under our Senior and Canadian Credit Facilities.

At March 31, 2010, approximately 65% of our debt was fixed-rate debt and 35% was effectively variable-rate debt. Our variable-rate debt, consisting of CP and our five-year senior notes due 2014 (against which we have executed interest rate swaps to convert interest expense from fixed rates to floating rates), generally bears interest based on a specified margin plus a base rate (LIBOR) or on CP rates for investment grade issuers. The interest rates reset periodically, depending on the terms of the respective financing arrangements. At March 31, 2010, interest rates on our variable-rate debt ranged from 0.3% to 2.1%.

Borrowing and Repayment Activity

Net short-term borrowings (repayments) primarily represent activity under our CP program, as well as activity under our Canadian Credit Facility. Net (repayments) borrowings under long-term revolving credit facilities relates to activity on our Senior Credit Facility. We primarily borrow under our CP program, when available.

The increase in net short-term (repayments) borrowings primarily reflects the net issuance of $2.7 million of CP notes since December 31, 2009. The increase in net repayments under long-term revolving credit facilities represents the repayment of borrowings outstanding at December 31, 2009, under our Senior Credit Facility as we increased our use of CP to fund our capital needs.

Debt Covenants.  A downgrade in our credit ratings would increase the cost of borrowings under our CP program and credit facilities, and could limit, or in the case of a significant downgrade, preclude our ability to issue CP. Our outstanding indentures and comparable instruments also contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions. In addition, our Senior Credit Facility and Canadian Credit Facility each require us to maintain a maximum leverage ratio of not more than 3.5. Our leverage ratio was 2.02 at March 31, 2010. None of these covenants are considered restrictive to our operations and, as of March 31, 2010, we were in compliance with all of our debt covenants.

We do not have any credit rating triggers that would accelerate the maturity of a material amount of our outstanding debt; however, our 6.3% Senior Notes due 2017 and 7.0% Senior Notes due 2037 (together, the “Senior Notes”) contain change of control provisions. If we experience a change of control or publicly announce our intention to effect a change of control and the rating on the Senior Notes is lowered by each of Standard & Poor’s, or S&P, and Moody’s Investors Service, or Moody’s, below an investment grade rating within 60 days of such change of control or notice thereof, we will be required to offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest.

For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 4 of the Notes to Consolidated Financial Statements in our 2009 Form 10-K.

Equity Transactions

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2010	2009	2010 vs. 2009
		(In millions)

Treasury stock repurchases	$(9.4)	$(9.1)	$(0.3)
Dividends paid to Equifax shareholders	$(5.0)	$(5.0)	$-
Dividends paid to noncontrolling interests	$(0.3)	$(0.4)	$0.1
Proceeds from exercise of stock options	$11.6	$3.4	$8.2
Excess tax benefits from stock-based compensation plans	$1.4	$0.2	$1.2

Sources and uses of cash related to equity during the three months ended March 31, 2010 and 2009 were as follows:

•
Under share repurchase programs authorized by our Board of Directors, we purchased 0.3 million and 0.4 million common shares on the open market during the three months ended March 31, 2010 and 2009, respectively, for $9.4 million and $9.1 million, respectively, at an average price per common share of $31.43 and $22.87, respectively. At March 31, 2010, the Company had approximately $112.5 million remaining for stock repurchases under the existing Board authorization.

•	Our dividends per share were $0.04 per share for both periods presented. We paid cash dividends to Equifax shareholders of $5.0 million for both periods presented.

•	We received cash of $11.6 million and $3.4 million during the first three months of 2010 and 2009, respectively, from the exercise of stock options.

Contractual Obligations, Commercial Commitments and Other Contingencies

Our contractual obligations have not changed materially from those reported in our 2009 Form 10-K.  For additional information about certain obligations and contingencies, including those related to Computer Sciences Corporation, see Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Off-Balance Sheet Arrangements

There have been no material changes with respect to our off-balance sheet arrangements from those presented in our 2009 Form 10-K.

Related Party Transactions

We engage in various transactions and arrangements with related parties. We believe the terms of the transactions and arrangements do not differ from those that would have been negotiated with an independent party. For additional information about our related parties and associated transactions, see Note 11 of the Notes to Consolidated Financial Statements in our 2009 Form 10-K.

Benefit Plans

At December 31, 2009, our U.S. Retirement Income Plan, or USRIP, met or exceeded ERISA’s minimum funding requirements. In January 2010, we made a contribution of $20.0 million to the USRIP. In the future, we expect to make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and our liquidity needs. We believe additional funding contributions, if any, would not prevent us from continuing to meet our liquidity needs, which are primarily funded from cash flows generated by operating activities, available cash and cash equivalents, and our committed credit facilities.

For our non-U.S., tax-qualified retirement plans, we fund an amount sufficient to meet minimum funding requirements but no more than allowed as a tax deduction pursuant to applicable tax regulations. For our non-qualified supplementary retirement plans, we fund the benefits as they are paid to retired participants, but accrue the associated expense and liabilities in accordance with GAAP.

For additional information about our benefit plans, see Note 9 of the Notes to Consolidated Financial Statements in our 2009 Form 10-K.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the Notes to Consolidated Financial Statements in this Form 10-Q and Note 1 of the Notes to Consolidated Financial Statements in our 2009 Form 10-K.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our Consolidated Financial Statements and the Notes to Consolidated Financial Statements. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The “Application of Critical Accounting Policies and Estimates” section in the MD&A and Note 1 of the Notes to Consolidated Financial Statements in our 2009 Form 10-K describe the significant accounting estimates and policies used in the preparation of our Consolidated Financial Statements. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2009 Form 10-K. There were no material changes to our market risk exposure during the three months ended March 31, 2010.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out by the Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Equifax, certain of its subsidiaries, and other persons have been named as parties in various legal actions and administrative proceedings arising in connection with the operation of Equifax’s businesses. In most cases, plaintiffs seek unspecified damages and other relief. These actions include the following:

California Bankruptcy Litigation.  In consolidated actions filed in the U.S. District Court for the Central District of California, captioned Terri N. White, et al. v. Equifax Information Services LLC, Jose Hernandez v. Equifax Information Services LLC, Kathryn L. Pike v. Equifax Information Services LLC, and Jose L. Acosta, Jr., et al. v. Trans Union LLC, et al., plaintiffs asserted that Equifax violated federal and state law (the FCRA, the California Credit Reporting Act and the California Unfair Competition Law) by failing to follow reasonable procedures to determine whether credit accounts are discharged in bankruptcy, including the method for updating the status of an account following a bankruptcy discharge. On August 20, 2008, the District Court approved a Settlement Agreement and Release providing for certain changes in the procedures used by defendants to record discharges in bankruptcy on consumer credit files. That settlement resolved claims for injunctive relief, but not plaintiffs’ claims for damages. On May 7, 2009, the District Court issued an order preliminarily approving an agreement to settle remaining class claims. Certain plaintiffs filed a motion to reconsider the preliminary approval order, which motion was denied by the District Court on June 9, 2009. The class settlement process is proceeding and a status hearing is scheduled for May 14, 2010.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2009 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this report and in our 2009 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our first quarter ended March 31, 2010:

				Maximum Number
				(or Approximate
			Total Number	Dollar Value)
	Total	Average	of Shares Purchased	of Shares that May
	Number	Price	as Part of	Yet Be Purchased
	of Shares	Paid	Publicly-Announced	Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
December 31, 2009				$121,976,574
January 1 - January 31, 2010	3,719	$-	-	$121,976,574
February 1 - February 28, 2010	349,396	$31.43	300,000	$112,547,574
March 1 - March 31, 2010	1,329	$-	-	$112,547,574
Total	354,444	$31.43	300,000	$112,547,574

(1)
The total number of shares purchased includes: (a) shares purchased pursuant to our publicly-announced share repurchase program, or Program; and (b) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 3,719 shares for the month of January 2010, 49,396 shares for the month of February 2010, and 1,329 shares for the month of March 2010.

(2)	Average price paid per share for shares purchased as part of our Program (includes brokerage commissions).

(3)	At March 31, 2010, the amount authorized for future share repurchases under the Program was $112.5 million. The Program does not have a stated expiration date.

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

Equifax Inc.
(Registrant)

Date: April 29, 2010	By:	/s/ Richard F. Smith
Richard F. Smith
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2010		/s/ Lee Adrean
Lee Adrean
Corporate Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: April 29, 2010		/s/ Nuala M. King
Nuala M. King
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.