Form 10-Q
period 2010-06-30
EQUIFAX INC
filed 2010-07-29
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

On July 16, 2010, there were 125,018,220 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2010

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended
	June 30
	2010	2009
(In millions, except per share amounts)	(Unaudited)
Operating revenue	$460.7	$429.1
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	188.3	180.4
Selling, general and administrative expenses	126.9	111.1
Depreciation and amortization	39.7	35.6
Total operating expenses	354.9	327.1
Operating income	105.8	102.0
Interest expense	(14.1)	(14.5)
Other income, net	0.8	3.1
Consolidated income from continuing operations before income taxes	92.5	90.6
Provision for income taxes	(32.7)	(32.7)
Consolidated income from continuing operations	59.8	57.9
Discontinued operations, net of tax	13.6	3.2
Consolidated net income	73.4	61.1
Less: Net income attributable to noncontrolling interests	(2.1)	(1.5)
Net income attributable to Equifax	$71.3	$59.6
Amounts attributable to Equifax:
Net income from continuing operations attributable to Equifax	$57.7	$56.4
Discontinued operations, net of tax	13.6	3.2
Net income attributable to Equifax	$71.3	$59.6
Basic earnings per common share:
Net income from continuing operations attributable to Equifax	$0.46	$0.44
Discontinued operations attributable to Equifax	0.11	0.03
Net income attributable to Equifax	$0.57	$0.47
Weighted-average shares used in computing basic earnings per share	125.7	126.3
Diluted earnings per common share:
Net income from continuing operations attributable to Equifax	$0.45	$0.44
Discontinued operations attributable to Equifax	0.11	0.03
Net income attributable to Equifax	$0.56	$0.47
Weighted-average shares used in computing diluted earnings per share	127.3	127.8
Dividends per common share	$0.04	$0.04

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME
	Six Months Ended
	June 30
	2010	2009
(In millions, except per share amounts)	(Unaudited)
Operating revenue	$903.7	$855.6
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	378.4	357.5
Selling, general and administrative expenses	236.4	228.8
Depreciation and amortization	78.8	70.4
Total operating expenses	693.6	656.7
Operating income	210.1	198.9
Interest expense	(28.3)	(28.8)
Other income, net	0.3	5.6
Consolidated income from continuing operations before income taxes	182.1	175.7
Provision for income taxes	(66.4)	(65.3)
Consolidated income from continuing operations	115.7	110.4
Discontinued operations, net of tax	16.3	6.8
Consolidated net income	132.0	117.2
Less: Net income attributable to noncontrolling interests	(4.0)	(3.2)
Net income attributable to Equifax	$128.0	$114.0
Amounts attributable to Equifax:
Net income from continuing operations attributable to Equifax	$111.7	$107.2
Discontinued operations, net of tax	16.3	6.8
Net income attributable to Equifax	$128.0	$114.0
Basic earnings per common share:
Net income from continuing operations attributable to Equifax	$0.89	$0.85
Discontinued operations attributable to Equifax	0.13	0.05
Net income attributable to Equifax	$1.02	$0.90
Weighted-average shares used in computing basic earnings per share	126.0	126.3
Diluted earnings per common share:
Net income from continuing operations attributable to Equifax	$0.87	$0.84
Discontinued operations attributable to Equifax	0.13	0.05
Net income attributable to Equifax	$1.00	$0.89
Weighted-average shares used in computing diluted earnings per share	127.7	127.6
Dividends per common share	$0.08	$0.08

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2010	2009
(In millions, except par values)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70.1	$103.1
Trade accounts receivable, net of allowance for doubtful accounts of $10.9 and $15.1 at June 30, 2010 and December 31, 2009, respectively	260.5	258.7
Prepaid expenses	32.2	27.6
Other current assets	110.2	27.4
Total current assets	473.0	416.8
Property and equipment:
Capitalized internal-use software and system costs	293.6	316.6
Data processing equipment and furniture	171.7	184.2
Land, buildings and improvements	166.1	164.5
Total property and equipment	631.4	665.3
Less accumulated depreciation and amortization	(330.5)	(346.0)
Total property and equipment, net	300.9	319.3
Goodwill	1,855.4	1,943.2
Indefinite-lived intangible assets	95.5	95.5
Purchased intangible assets, net	610.5	687.0
Other assets, net	96.8	88.7
Total assets	$3,432.1	$3,550.5
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities	$87.5	$154.2
Capitalized lease obligation	-	29.0
Accounts payable	26.2	35.9
Accrued expenses	62.6	67.7
Accrued salaries and bonuses	37.3	58.1
Deferred revenue	62.9	69.8
Other current liabilities	93.2	77.5
Total current liabilities	369.7	492.2
Long-term debt	979.4	990.9
Deferred income tax liabilities, net	236.5	249.3
Long-term pension and other postretirement benefit liabilities	117.3	142.5
Other long-term liabilities	50.3	60.6
Total liabilities	1,753.2	1,935.5
Commitments and Contingencies (see Note 5)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	-	-
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at June 30, 2010 and December 31, 2009; Outstanding shares - 125.0 and 126.2 at June 30, 2010 and December 31, 2009, respectively	236.6	236.6
Paid-in capital	1,101.0	1,102.0
Retained earnings	2,612.1	2,494.2
Accumulated other comprehensive loss	(332.2)	(318.7)
Treasury stock, at cost, 62.2 shares and 61.0 shares at June 30, 2010 and December 31, 2009, respectively	(1,912.6)	(1,871.7)
Stock held by employee benefits trusts, at cost, 2.1 shares at June 30, 2010 and December 31, 2009	(41.2)	(41.2)
Total Equifax shareholders' equity	1,663.7	1,601.2
Noncontrolling interests	15.2	13.8
Total equity	1,678.9	1,615.0
Total liabilities and equity	$3,432.1	$3,550.5

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	June 30,
	2010	2009
(In millions)	(Unaudited)
Operating activities:
Consolidated net income	$132.0	$117.2
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Gain on divestiture	(12.3)	-
Depreciation and amortization	84.3	77.3
Stock-based compensation expense	10.9	9.8
Tax effects of stock-based compensation plans	1.4	0.1
Excess tax benefits from stock-based compensation plans	(1.4)	(0.5)
Deferred income taxes	0.6	6.7
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(8.4)	6.4
Prepaid expenses and other current assets	(1.2)	(10.2)
Other assets	4.0	(5.5)
Current liabilities, excluding debt	(41.6)	(42.2)
Other long-term liabilities, excluding debt	(29.4)	(13.5)
Cash provided by operating activities	138.9	145.6
Investing activities:
Capital expenditures	(66.9)	(34.0)
Acquisitions, net of cash acquired	(14.7)	-
Cash received from divestiture	66.7	-
Dividend from unconsolidated affiliates	1.0	1.5
Cash used in investing activities	(13.9)	(32.5)
Financing activities:
Net short-term borrowings (repayments)	(66.9)	282.4
Net repayments under long-term revolving credit facilities	(5.0)	(370.0)
Payments on long-term debt	(18.7)	(6.5)
Treasury stock purchases	(64.8)	(9.1)
Dividends paid to Equifax shareholders	(9.9)	(10.1)
Dividends paid to noncontrolling interests	(2.3)	(2.5)
Proceeds from exercise of stock options	12.4	4.8
Excess tax benefits from stock-based compensation plans	1.4	0.5
Other	(0.5)	(0.5)
Cash used in financing activities	(154.3)	(111.0)
Effect of foreign currency exchange rates on cash and cash equivalents	(3.7)	3.3
(Decrease) increase in cash and cash equivalents	(33.0)	5.4
Cash and cash equivalents, beginning of period	103.1	58.2
Cash and cash equivalents, end of period	$70.1	$63.6

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2010

(Unaudited)

	Equifax Shareholders
							Stock
					Accumulated		Held By
	Common Stock				Other		Employee
	Shares		Paid-In	Retained	Comprehensive	Treasury	Benefits	Noncontrolling	Total
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Trusts	Interests	Equity
	(In millions, except per share amounts)
Balance, December 31, 2009	126.2	$236.6	$1,102.0	$2,494.2	$(318.7)	$(1,871.7)	$(41.2)	$13.8	$1,615.0
Net income	-	-	-	128.0	-	-	-	4.0	132.0
Other comprehensive income	-	-	-	-	(13.5)	-	-	(0.3)	(13.8)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.8	-	(13.5)	-	-	23.9	-	-	10.4
Treasury stock purchased under share repurchase program ($32.41 per share)*	(2.0)	-	-	-	-	(64.8)	-	-	(64.8)
Cash dividends ($0.08 per share)	-	-	-	(10.1)	-	-	-	-	(10.1)
Dividends paid to employee benefits trusts	-	-	0.2	-	-	-	-	-	0.2
Stock-based compensation expense	-	-	10.9	-	-	-	-	-	10.9
Tax effects of stock-based compensation plans	-	-	1.4	-	-	-	-	-	1.4
Dividends paid to noncontrolling interests	-	-	-	-	-	-	-	(2.3)	(2.3)
Balance, June 30, 2010	125.0	$236.6	$1,101.0	$2,612.1	$(332.2)	$(1,912.6)	$(41.2)	$15.2	$1,678.9

*	At June 30, 2010, $207.2 million was authorized for future purchases of common stock under our share repurchase authorization.

Accumulated Other Comprehensive Loss consists of the following components:
	June 30,	December 31,
	2010	2009
	(In millions)
Foreign currency translation	$(116.9)	$(99.9)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $122.9 and $124.9 at June 30, 2010 and December 31, 2009, respectively	(212.8)	(216.2)
Cash flow hedging transactions, net of tax of $1.6 and $1.7 at June 30, 2010 and December 31, 2009, respectively	(2.5)	(2.6)
Accumulated other comprehensive loss	$(332.2)	$(318.7)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2010

(Unaudited)

Comprehensive Income is as follows:

	Three Months Ended June 30,
	2010			2009
	Equifax	Noncontrolling		Equifax	Noncontrolling
	Shareholders	Interests	Total	Shareholders	Interests	Total
	(In millions)
Net income	$71.3	$2.1	$73.4	$59.6	$1.5	$61.1
Other comprehensive income:
Foreign currency translation adjustment	(3.8)	(0.2)	(4.0)	48.7	0.5	49.2
Recognition of prior service cost and actuarial gains related to our pension and other postretirement benefit plans	1.7	-	1.7	1.6	-	1.6
Change in cumulative loss from cash flow hedging transactions	-	-	-	0.1	-	0.1
Comprehensive income	$69.2	$1.9	$71.1	$110.0	$2.0	$112.0

	Six Months Ended June 30,
	2010			2009
	Equifax	Noncontrolling		Equifax	Noncontrolling
	Shareholders	Interests	Total	Shareholders	Interests	Total
	(In millions)
Net income	$128.0	$4.0	$132.0	$114.0	$3.2	$117.2
Other comprehensive income:
Foreign currency translation adjustment	(17.0)	(0.3)	(17.3)	53.8	(0.1)	53.7
Recognition of prior service cost and actuarial gains related to our pension and other postretirement benefit plans	3.4	-	3.4	3.2	-	3.2
Change in cumulative loss from cash flow hedging transactions	0.1	-	0.1	0.4	-	0.4
Comprehensive income	$114.5	$3.7	$118.2	$171.4	$3.1	$174.5

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2010

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations.   We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain human resources, employment tax and payroll-related business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of June 30, 2010, we operated in the following countries: Argentina, Brazil, Canada, Chile, Ecuador, El Salvador, Honduras, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We also maintain support operations in Costa Rica and the Republic of Ireland. We own an equity interest in a consumer credit information company in Russia. In March 2010, our Indian joint venture received a license to operate a nationwide credit information company in India.

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

Our unaudited Consolidated Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods presented. Certain prior year amounts have been reclassified to conform to current year presentation including the results of businesses reclassified as a discontinued operation, which is more fully described in Note 2 of the Notes to Consolidated Financial Statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions)
Weighted-average shares outstanding (basic)	125.7	126.3	126.0	126.3
Effect of dilutive securities:
Stock options and restricted stock units	1.4	1.4	1.5	1.3
Long-term incentive plans	0.2	0.1	0.2	-
Weighted-average shares outstanding (diluted)	127.3	127.8	127.7	127.6

For the three and six months ended June 30, 2010, 2.8 million and 3.1 million stock options, respectively, were anti-dilutive and therefore excluded from this calculation.  For the three and six months ended June 30, 2009, 3.4 million and 3.8 million stock options, respectively, were anti-dilutive and therefore excluded from this calculation.

Financial Instruments.   Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using quoted market prices for publicly traded instruments, and for non-publicly traded instruments through valuation techniques depending on the specific characteristics of the debt instrument. As of June 30, 2010 and December 31, 2009, the fair value of our fixed-rate debt was $1.05 billion and $1.02 billion, respectively, compared to its carrying value of $0.98 billion and $1.00 billion, respectively.

Derivatives and Hedging Activities.   Although derivative financial instruments are not utilized for speculative purposes, derivatives have been used as a risk management tool to hedge the Company’s exposure to changes in interest rates and foreign exchange rates. We have used interest rate swaps and interest rate lock agreements to manage interest rate risk associated with our fixed and floating-rate borrowings. Forward contracts on various foreign currencies have been used to manage the foreign currency exchange rate risk of certain firm commitments denominated in foreign currencies. We recognize all derivatives on the balance sheet at fair value. Derivative valuations reflect the value of the instrument including material amounts associated with counterparty risk.  As of June 30, 2010, we have three unsettled cash flow hedges, with an aggregate notional amount of 0.9 million euros, to hedge the exposure of certain 2010 firm commitments of our U.K. subsidiary that are denominated in euros.  The fair value of our unsettled foreign currency cash flow hedges was not material at June 30, 2010 and December 31, 2009.

Fair Value Hedges.   In conjunction with our November 2009 sale of five-year Senior Notes, we entered into five-year interest rate swaps, designated as fair value hedges, which convert the debt’s fixed interest rate to a variable rate. These swaps involve the receipt of fixed rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed-rate Senior Notes they hedge due to changes in the designated benchmark interest rate and are recorded in interest expense. The fair value of these interest rate swaps was an asset of $9.7 million at June 30, 2010 and was recorded in other long-term assets on our Consolidated Balance Sheet.  The fair value of these interest rate swaps was a liability of $3.3 million at December 31, 2009 and was recorded in other long-term liabilities on our Consolidated Balance Sheet.

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

The following table presents items measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value of Assets (Liabilities) at June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Interest Rate Swaps(2)	$9.7	$-	$9.7	$-
Notes, due 2014	(284.7)	-	(284.7)	-
Deferred Compensation Plan(1)	(11.6)	(11.6)	-	-
Total	$(286.6)	$(11.6)	$(275.0)	$-

(1)        We maintain a deferred compensation plan that allows for certain management employees to defer the receipt of compensation (such as salary, incentive compensation and commissions) until a later date based on the terms of the plan. The liability representing benefits accrued for plan participants is valued at the quoted market prices of the participants’ elections for investments. Identical instruments are traded in active markets as of June 30, 2010. As such, we have classified this liability as Level 1 within the fair value hierarchy.

(2)        The fair value of our interest rate swaps and notes which are designated as fair value hedges is based on the present value of expected future cash flows using zero coupon rates and are classified within Level 2 of the fair value hierarchy.

Variable Interest Entities.   We hold interests in certain entities, including credit data and information solutions ventures, that are considered variable interest entities, or VIEs.  These variable interests relate to ownership interests that require financial support for these entities.  Our investments related to these VIEs totaled $8.3 million at June 30, 2010, representing our maximum exposure to loss.  We are not the primary beneficiary and are not required to consolidate any of these VIEs.

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

2. DISCONTINUED OPERATIONS

On April 23, 2010, we sold our Equifax Enabling Technologies LLC legal entity, consisting of our APPRO loan origination software (“APPRO”), for approximately $72 million.  Only July 1, 2010, we sold substantially all the assets of our Direct Marketing Services division (“DMS”) for approximately $117 million.  Both of these businesses were reported in our U.S. Consumer Information Solutions segment.  The historical results of these operations for the three and six month periods ended June 30, 2010 and 2009 are classified as discontinued operations in the Consolidated Statements of Income.  Revenue for these businesses for the three months ended June 30, 2010 and 2009 was $18.5 million and $26.3 million, respectively.  Revenue for the first six months of 2010 and 2009 was $42.1 million and $52.7 million, respectively.  Pretax income, excluding the gain on the sale of APPRO, was $2.0 million and $6.3 million for the three and six months ended June 30, 2010.  We recorded a gain from the sale of APPRO in the second quarter of 2010 of $12.3 million, after tax, which was classified as discontinued operations in the Consolidated Statements of Income.  We will record a gain from the sale of DMS in the third quarter of 2010 of approximately $10 - $12 million, after tax.

As of June 30, 2010, assets and liabilities comprising the DMS disposal group were considered held for sale and were recorded in other current assets and other current liabilities on our Consolidated Balance Sheet.  The assets and liabilities of the discontinued operations at June 30, 2010 and December 31, 2009 were as follows:

	June 30,	December 31,
	2010	2009
	(In millions)	(In millions)
Current assets	$2.9	$6.9
Noncurrent assets	84.7	132.3
Current liabilities	(6.2)	(8.5)
Noncurrent liabilities	(1.2)	(1.6)
Net assets	$80.2	$129.1

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

Changes in the amount of goodwill for the six months ended June 30, 2010, are as follows:

	U.S. Consumer			North America	North America
	Information			Personal	Commercial
	Solutions	International	TALX	Solutions	Solutions	Total
	(In millions)
Balance, December 31, 2009	$667.8	$335.7	$900.6	$1.8	$37.3	$1,943.2
Acquisitions		4.4				4.4
Adjustments to initial purchase price allocation	(0.3)	-	-	-	-	(0.3)
Foreign currency translation	-	(11.7)	-	-	0.1	(11.6)
Tax benefits of stock options exercised	-	-	(0.6)	-	-	(0.6)
Businesses held for sale or sold	(79.7)	-	-	-	-	(79.7)
Balance, June 30, 2010	$587.8	$328.4	$900.0	$1.8	$37.4	$1,855.4

Indefinite-Lived Intangible Assets.   Indefinite-lived intangible assets consist of contractual/territorial rights representing the estimated fair value of rights to operate in certain territories acquired through the purchase of independent credit reporting agencies in the U.S. and Canada. Our contractual/territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. Our contractual/territorial rights carrying amounts did not change materially during the six months ended June 30, 2010.

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

Purchased intangible assets at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010			December 31, 2009
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$333.3	$(225.2)	$108.1	$373.8	$(240.6)	$133.2
Acquired software and technology	41.5	(27.9)	13.6	70.3	(37.1)	33.2
Customer relationships	480.0	(81.5)	398.5	488.0	(70.8)	417.2
Proprietary database	125.0	(63.4)	61.6	125.0	(52.2)	72.8
Non-compete agreements	3.5	(0.8)	2.7	3.3	(0.5)	2.8
Trade names and other intangible assets	36.1	(10.1)	26.0	36.0	(8.2)	27.8
Total definite-lived intangible assets	$1,019.4	$(408.9)	$610.5	$1,096.4	$(409.4)	$687.0

Amortization expense from continuing operations related to purchased intangible assets was $22.3 million and $19.6 million during the three months ended June 30, 2010 and 2009, respectively.  Amortization expense from continuing operations related to purchased intangible assets was $44.5 million and $39.1 million during the six months ended June 30, 2010 and 2009, respectively.

4. DEBT

Debt outstanding at June 30, 2010 and December 31, 2009 was as follows:

	June 30,	December 31,
	2010	2009
	(In millions)
Commercial paper, weighted-average rate of 0.4% in both 2010 and 2009	$67.1	$135.0
Notes, 4.25%, due in installments through March 2012	4.6	7.6
Notes, 7.34%, due in installments through May 2014	60.0	75.0
Notes, 4.45%, due December 2014	275.0	275.0
Notes, 6.30%, due July 2017	272.5	272.5
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 7.00%, due July 2037	250.0	250.0
Borrowings under long-term revolving credit facilities, weighted-average rate of 0.9% in 2009	-	4.8
Capitalized lease obligation	-	29.0
Other	3.0	3.1
Total debt	1,057.2	1,177.0
Less short-term debt and current maturities	(87.5)	(154.2)
Less capitalized lease obligation	-	(29.0)
Less unamortized discounts	(2.3)	(2.4)
Plus fair value adjustments	12.0	(0.5)
Total long-term debt, net	$979.4	$990.9

Senior Credit Facility.   We are party to an $850.0 million senior unsecured revolving credit facility, which we refer to as the Senior Credit Facility, with a group of financial institutions. Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Senior Credit Facility is scheduled to expire in July 2011. Availability of the Senior Credit Facility for borrowings is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding principal amount of our commercial paper notes. As of June 30, 2010, there were no outstanding borrowings under this facility and $781.2 million was available for borrowings.

Commercial Paper Program.   Our $850.0 million commercial paper program has been established through the private placement of commercial paper notes from time-to-time. Maturities of commercial paper can range from overnight to 397 days. The commercial paper program is supported by our Senior Credit Facility and, pursuant to our existing Board of Directors authorization, the total amount of commercial paper which may be issued is reduced by the amount of any outstanding borrowings under our Senior Credit Facility. At June 30, 2010, $67.1 million in commercial paper notes was outstanding, all with maturities of less than 90 days.

Canadian Credit Facility.   We are a party to a credit agreement with a Canadian financial institution that provides for a C$10.0 million (denominated in Canadian dollars), 364-day revolving credit agreement. This agreement is scheduled to expire in June 2011. As of June 30, 2010, there were no outstanding borrowings under this facility.

For additional information about our debt agreements, see Note 4 of the Notes to Consolidated Financial Statements in our 2009 Form 10-K.

5. COMMITMENTS AND CONTINGENCIES

Headquarters Building.   On February 26, 2010, we purchased our headquarters building in Atlanta, Georgia, for cash consideration of $29.1 million, including fees.  The building and related capital lease obligations were recorded on our Consolidated Balance Sheets in February 2009 when we provided the lessor notification of our intent to purchase the building.

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

Guarantees and General Indemnifications.   We may issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit is not material at June 30, 2010, and all have a remaining maturity of one year or less. The maximum potential future payments we could be required to make under the guarantees is not material at June 30, 2010.

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

We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to indemnifications on our Consolidated Balance Sheets at June 30, 2010 or December 31, 2009.

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

Tax Matters.   In 2003, the Canada Revenue Agency, or CRA, issued Notices of Reassessment, asserting that Acrofax, Inc., a wholly-owned Canadian subsidiary of Equifax, is liable for additional tax for the 1995 through 2000 tax years, related to certain intercompany capital contributions and loans. The additional tax sought by the CRA for these periods ranges, based on alternative theories, from $8.2 million (8.5 million in Canadian dollars) to $18.3 million (19.0 million in Canadian dollars) plus interest and penalties. Subsequently in 2003, we made a statutorily-required deposit for a portion of the claim. We intend to vigorously contest these reassessments and do not believe we have violated any statutory provision or rule. While we believe our potential exposure is less than the asserted claims and not material to our Consolidated Financial Statements, if the final outcome of this matter was unfavorable to us, an additional claim may be filed by the local province. The likelihood and potential amount of such claim is unknown at this time. We cannot predict when this tax matter will be resolved.

For additional information about these and other commitments and contingencies, see Note 5 of the Notes to Consolidated Financial Statements in our 2009 Form 10-K.

6. INCOME TAXES

We are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years ending prior to December 31, 2002, with few exceptions. In Canada, we are under audit by the Canada Revenue Agency for the 1995 through 2000 tax years (see Note 5 of the Notes to Consolidated Financial Statements). Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit balance may change within the next twelve months by a range of zero to $3.3 million.

Effective Tax Rate.   Our effective income tax rate was 35.3% for the three months ended June 30, 2010, down from 36.1% for the same period in 2009, due primarily to the impact of a favorable U.K. audit settlement recorded during 2010.  The effective income tax rate was 36.4% for the six months ended June 30, 2010, down from 37.2% for the same period in 2009.  Our foreign tax rate for the first six months of 2010 increased from the prior year but was more than offset by the U.K. audit settlement.  Our 2009 effective income tax rate was higher than our 2010 effective income tax rate also due to an unfavorable discrete item related to the effect of a change in California state income taxes on our deferred tax liabilities.

7. BENEFIT PLANS

We sponsor defined benefit pension plans and defined contribution plans. We also maintain certain healthcare and life insurance benefit plans for eligible active and retired employees. For additional information about our benefit plans, see Note 9 of the Notes to Consolidated Financial Statements in our 2009 Form 10-K.

The following table provides the components of net periodic benefit cost for the three months ended June 30, 2010 and 2009:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2010	2009	2010	2009
	(In millions)
Service cost	$1.4	$1.4	$0.1	$0.1
Interest cost	8.7	8.8	0.4	0.5
Expected return on plan assets	(11.1)	(11.3)	(0.4)	(0.4)
Amortization of prior service cost	0.2	0.2	-	-
Recognized actuarial loss	2.3	2.2	0.3	0.3
Total net periodic benefit cost	$1.5	$1.3	$0.4	$0.5

The following table provides the components of net periodic benefit cost for the six months ended June 30, 2010 and 2009:

	Pension Benefits		Other Benefits
	Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions)
Service cost	$2.9	$2.8	$0.2	$0.2
Interest cost	17.4	17.6	0.9	1.0
Expected return on plan assets	(22.2)	(22.6)	(0.8)	(0.8)
Amortization of prior service cost	0.4	0.4	(0.1)	(0.1)
Recognized actuarial loss	4.5	4.4	0.6	0.6
Total net periodic benefit cost	$3.0	$2.6	$0.8	$0.9

8. RESTRUCTURING CHARGES

2009 Restructuring Charges.   In the fourth quarter of 2009, we recorded a $16.4 million restructuring charge ($10.4 million, net of tax) in selling, general and administrative expenses on our Consolidated Statements of Income primarily related to headcount reductions of approximately 400 positions. This charge resulted from our continuing efforts to align our business to better support our strategic objectives. Generally, severance benefits for our U.S. employees are paid through monthly payroll according to the number of weeks of severance benefit provided to the employee, while our international employees receive a lump sum severance payment for their benefit. Accordingly, we expect the majority of the payments to be completed by December 2010. Payments related to this charge for the three and six months ended June 30, 2010, totaled $3.4 million and $6.5 million, respectively.  Total payments to date, through June 30, 2010, related to the fourth quarter 2009 restructuring charge were $8.2 million.

During the first quarter of 2009, we recorded in selling, general and administrative expenses on our Consolidated Statements of Income an $8.4 million restructuring charge ($5.4 million, net of tax) associated with headcount reductions of approximately 300 positions. This charge resulted from our efforts to reduce and manage our expenses and to maintain our financial results in the face of a weak global economy and reduced revenues. The majority of the payments were completed by the end of the first quarter of 2010. Payments related to this charge were not material during the three and six months ended June 30, 2010.  Total payments to date, through June 30, 2010, related to the first quarter 2009 restructuring charge were $7.9 million.

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

A summary of segment products and services is as follows:

U.S. Consumer Information Solutions.   This segment includes consumer information services (such as credit information and credit scoring, credit modeling services, locate services, fraud detection and prevention services, identity verification services and other consulting services); mortgage loan origination information, appraisal, title and closing services; and consumer financial marketing services.

International.   This segment includes information services products, which includes consumer and commercial services (such as credit and financial information, credit scoring and credit modeling services), credit and other marketing products and services, and products and services sold directly to consumers similar to those sold by North America Personal Solutions.

TALX.   This segment includes employment, income and social security number verification services (known as The Work Number ® ) and employment tax and talent management services.

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

9. SEGMENT INFORMATION (Continued)

Operating revenue and operating income by operating segment during the three and six months ended June 30, 2010 and 2009, are as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
	2010	2009	2010	2009
Operating revenue:
U.S. Consumer Information Solutions	$184.6	$184.7	$357.7	$368.3
International	118.2	105.2	234.4	206.0
TALX	99.0	86.0	194.3	173.9
North America Personal Solutions	40.3	37.5	80.0	75.9
North America Commercial Solutions	18.6	15.7	37.3	31.5
Total operating revenue	$460.7	$429.1	$903.7	$855.6

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
	2010	2009	2010	2009
Operating income:
U.S. Consumer Information Solutions	$68.3	$69.1	$128.4	$138.8
International	30.1	26.6	58.8	55.5
TALX	23.0	20.0	44.5	38.8
North America Personal Solutions	10.2	8.0	20.2	14.0
North America Commercial Solutions	3.7	2.4	8.1	4.7
General Corporate Expense	(29.5)	(24.1)	(49.9)	(52.9)
Total operating income	$105.8	$102.0	$210.1	$198.9

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

BUSINESS OVERVIEW

We are a leading global provider of information solutions, employment and income and verifications and human resources business process outsourcing services. We leverage some of the largest sources of consumer and commercial data, along with advanced analytics and proprietary technology, to create customized insights which enable our business customers to grow faster, more efficiently and more profitably, and to inform and empower consumers.

Businesses rely on us for consumer and business credit intelligence, credit portfolio management, fraud detection, decisioning technology, marketing tools, and human resources and payroll-related services. We also offer a portfolio of products that enable individual consumers to manage their financial affairs and protect their identity. Our revenue stream is diversified among individual consumers and among businesses across a wide range of industries and international geographies.

Segment and Geographic Information

Segments.   The U.S. Consumer Information Solutions, or USCIS, segment, the largest of our five segments, consists of three product and service lines: Online Consumer Information Solutions, or OCIS; Mortgage Solutions; and Consumer Financial Marketing Services. OCIS and Mortgage Solutions revenue is principally transaction-based and is derived from our sales of products such as consumer credit reporting and scoring, mortgage settlement services, identity verification, fraud detection and modeling services. USCIS also markets certain of our decisioning products which facilitate and automate a variety of consumer credit-oriented decisions. Consumer Financial Marketing Services revenue is principally project- and subscription-based and is derived from our sales of batch credit and consumer wealth information such as those that assist clients in acquiring new customers, cross-selling to existing customers and managing portfolio risk.

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

Key Performance Indicators.   Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income attributable to Equifax, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three and six months ended June 30, 2010 and 2009, were as follows:

	Key Performance Indicators
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in millions, except per share data)
Operating revenue	$460.7	$429.1	$903.7	$855.6
Operating revenue change	7%	-9%	6%	-9%
Operating income	$105.8	$102.0	$210.1	$198.9
Operating margin	23.0%	23.8%	23.3%	23.3%
Net income from continuing operations attributable to Equifax	$57.7	$56.4	$111.7	$107.2
Net income attributable to Equifax	$71.3	$59.6	$128.0	$114.0
Diluted earnings per share from continuing operations attributable to Equifax	$0.45	$0.44	$0.87	$0.84
Diluted earnings per share attributable to Equifax	$0.56	$0.47	$1.00	$0.89
Cash provided by operating activities	$101.2	$101.1	$138.9	$145.6
Capital expenditures	$16.9	$19.0	$66.9	$34.0

Business Environment and Company Strategy

Consumer and small business lending activity, which is one of the drivers of demand for our services, continues to be soft in many markets around the world, and we expect growth in consumer lending to lag the general economic recovery that is emerging in many of these markets.  In addition, new financial regulations are increasing the compliance requirements for our customers, introducing new challenges and opportunities in the marketing of our product and service offerings to financial institutions. In an effort to respond to these challenges, we have focused on the following initiatives and activities:

•
We are further diversifying our revenues by pursuing and investing in key strategic initiatives including new product innovation, differentiated decisioning solutions and analytics leveraging our diverse data assets and technology.

•	We have reorganized our sales force and have key customer teams dedicated to our largest accounts.
•	We have divested two product lines that were considered non-strategic, APPRO loan origination software and Direct Marketing Services.
•	We continue to acquire new data assets and technologies and pursue international expansion.
•	We continue to focus on managing our expenses through the use of LEAN, Work Out and other process improvement initiatives.

During the first half of 2010, we have begun to experience an increase in demand from financial institutions in the U.S. following the actions they have taken to comply with the new credit card regulations which became effective in February of this year and as they began to engage in new lending activity. In addition, our major corporate revenue initiatives, including new product innovation and cross-selling of products across business units, are increasing their contributions to revenue growth. As a result, we expect to see year-over-year revenue growth from continuing operations to gradually improve during the second half of the year.

RESULTS OF OPERATIONS—THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Consolidated Financial Results

Operating Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
Consolidated Operating Revenue	2010	2009	$	%	2010	2009	$	%
	(Dollars in millions)				(Dollars in millions)

U.S. Consumer Information Solutions	$184.6	$184.7	$(0.1)	0%	$357.7	$368.3	$(10.6)	-3%
International	118.2	105.2	13.0	12%	234.4	206.0	28.4	14%
TALX	99.0	86.0	13.0	15%	194.3	173.9	20.4	12%
North America Personal Solutions	40.3	37.5	2.8	8%	80.0	75.9	4.1	5%
North America Commercial Solutions	18.6	15.7	2.9	18%	37.3	31.5	5.8	18%
Consolidated operating revenue	$460.7	$429.1	$31.6	7%	$903.7	$855.6	$48.1	6%

Revenue from continuing operations increased by 7% in the second quarter and 6% in the first six months of 2010 compared to the same periods in 2009.  The favorable effect of foreign exchange rates increased revenue by $6.5 million, or 1.5%, in the second quarter and $21.2 million, or 2.5%, year to date compared to the year ago periods.  Revenue grew over the prior year in both the second quarter and the first six months of 2010 compared to the prior year in each of our International, TALX, North America Personal Solutions and North America Commercial Solutions businesses.  Revenue declined by 3% in our U.S. Consumer Information Solutions business for the first six months, but was flat to prior year for the second quarter.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
Consolidated Operating Expenses	2010	2009	$	%	2010	2009	$	%
	(Dollars in millions)				(Dollars in millions)

Consolidated cost of services	$188.3	$180.4	$7.9	4%	$378.4	$357.5	$20.9	6%
Consolidated selling, general and administrative expenses	126.9	111.1	15.8	14%	236.4	228.8	7.6	3%
Consolidated depreciation and amortization expense	39.7	35.6	4.1	11%	78.8	70.4	8.4	12%
Consolidated operating expenses	$354.9	$327.1	$27.8	8%	$693.6	$656.7	$36.9	6%

The increase in cost of services from continuing operations, when compared to the second quarter and the first six months of 2009, was due to the impact of foreign currency exchange rates, which increased our cost of services by $3.2 million and $10.1 million during the three and six month periods ended June 30, 2010, and due to the impact of our fourth quarter 2009 acquisitions of IXI Corporation and Rapid Reporting Verification Company.

Selling, general and administrative expense from continuing operations increased $15.8 million in the second quarter compared to the year ago quarter.  Changes in foreign currency exchange rates contributed $1.4 million to the increase, while increased salary and incentive expense, higher advertising expenses and increased professional fees associated with business growth and strategic initiatives contributed $8.0 million.  The remaining increase was primarily due to the inclusion of businesses which we acquired during the fourth quarter of 2009.

The increase in selling, general and administrative expense from continuing operations of $7.6 million, when compared to the first six months in 2009, was due to changes in foreign currency exchange rates, which increased 2010 expense by $4.9 million, offset by an $8.4 million restructuring charge that was incurred during the first quarter of 2009 that did not recur in 2010.  The remaining increase was primarily due to the impact of the inclusion of businesses acquired in the fourth quarter of 2009.

Depreciation and amortization expense from continuing operations increased in 2010 over the same three and six month periods in 2009, primarily due to our fourth quarter 2009 acquisitions which contributed $2.7 and $5.4 million of incremental depreciation and amortization expense, as well as the affect of recent investments in new products and technology infrastructure.

For additional information about the charges and fees related to our restructuring activity, see Note 8 of the Notes to the Consolidated Financial Statements in this Form 10-Q.

Operating Income and Operating Margin

	Three Months Ended June 30,					Six Months Ended June 30,
			Change					Change
Consolidated Operating Income	2010	2009	$	%		2010	2009	$	%
	(Dollars in millions)					(Dollars in millions)

Consolidated operating revenue	$460.7	$429.1	$31.6	7%		$903.7	$855.6	$48.1	6%
Consolidated operating expenses	(354.9)	(327.1)	(27.8)	8%		(693.6)	(656.7)	(36.9)	6%
Consolidated operating income	$105.8	$102.0	$3.8	4%		$210.1	$198.9	$11.2	6%
Consolidated operating margin	23.0%	23.8%		-0.8	% pts	23.3%	23.3%		0.0	% pts

The increase in operating income from continuing operations for the second quarter and first six months of 2010, when compared to the same period in 2009, primarily is attributed to the 7% and 6% increase in revenue, respectively.  Operating margin contracted slightly in the second quarter of 2010 due to growth in selling, general and administrative expenses and depreciation and amortization.

Other Expense, Net

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
Consolidated Other Expense, Net	2010	2009	$	%	2010	2009	$	%
	(Dollars in millions)				(Dollars in millions)

Consolidated interest expense	$14.1	$14.5	$(0.4)	-3%	$28.3	$28.8	$(0.5)	-2%
Consolidated other income, net	(0.8)	(3.1)	2.3	-73%	(0.3)	(5.6)	5.3	-94%
Consolidated other expense, net	$13.3	$11.4	$1.9	15%	$28.0	$23.2	$4.8	20%
Average cost of debt	5.2%	4.8%			5.0%	4.8%
Total consolidated debt, net, at quarter end	$1,066.9	$1,154.0	$(87.1)	-8%	$1,066.9	$1,154.0	$(87.1)	-8%

The increase in other expense, net from continuing operations, as compared to 2009, was primarily due to a decline in other income, net.  Other income, net, for 2009 included a $2.7 million mark-to-market adjustment on certain insurance policies, a $1.1 million gain on our repurchase of $7.5 million principal amount of our ten-year senior notes due 2017 and a $1.3 million gain related to a litigation settlement.  Interest expense decreased for the first six months of 2010, when compared to the same period in 2009, as our average debt balance decreased from $1.2 billion in 2009 to $1.1 billion in 2010 while the average cost of our total debt increased slightly from 4.8% in 2009 to 5.0% in 2010.

Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
Consolidated Provision for Income Taxes	2010	2009	$	%	2010	2009	$	%
	(Dollars in millions)				(Dollars in millions)

Consolidated provision for income taxes	$32.7	$32.7	$-	0%	$66.4	$65.3	$1.1	2%
Effective income tax rate	35.3%	36.1%			36.4%	37.2%

Our effective income tax rate was 35.3% for the three months ended June 30, 2010, down from 36.1% for the same period in 2009, due primarily to the impact of a favorable U.K. audit settlement recorded during 2010.  The effective income tax rate was 36.4% for the six months ended June 30, 2010, down from 37.2% for the same period in 2009.  Our foreign tax rate for the first six months of 2010 increased from the prior year but was more than offset by the U.K. audit settlement.  Our 2009 effective income tax rate was higher than our 2010 effective income tax rate also due to an unfavorable discrete item related to the effect of a change in California state income taxes on our deferred tax liabilities.

Net Income

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
Consolidated Net Income	2010	2009	$	%	2010	2009	$	%
	(In millions, except per share amounts)				(In millions, except per share amounts)

Consolidated operating income	$105.8	$102.0	$3.8	4%	$210.1	$198.9	$11.2	6%
Consolidated other expense, net	(13.3)	(11.4)	(1.9)	15%	(28.0)	(23.2)	(4.8)	20%
Consolidated provision for income taxes	(32.7)	(32.7)	-	0%	(66.4)	(65.3)	(1.1)	2%
Consolidated income from continuing operations	59.8	57.9	1.9	4%	115.7	110.4	5.3	4%
Discontinued operations, net of tax	13.6	3.2	10.4	315%	16.3	6.8	9.5	135%
Consolidated net income	73.4	61.1	12.3	20%	132.0	117.2	14.8	13%
Net income attributable to noncontrolling interests	(2.1)	(1.5)	(0.6)	39%	(4.0)	(3.2)	(0.8)	26%
Net income attributable to Equifax	$71.3	$59.6	$11.7	20%	$128.0	$114.0	$14.0	12%
Diluted earnings per common share attributable to Equifax	$0.56	$0.47	$0.09	20%	$1.00	$0.89	$0.11	12%
Diluted earnings per common share from continuing operations	$0.45	$0.44	$0.01	3%	$0.87	$0.84	$0.03	4%
Weighted-average shares used in computing diluted earnings per share	127.3	127.8			127.7	127.6

 The increase in net income attributable to Equifax for the second quarter of 2010 and the first six months of 2010, as compared to the same period in 2009, was primarily due to increased income from discontinued operations, driven by a $12.3 million gain, net of tax, on the sale of the APPRO product line recorded in the second quarter of 2010, partially offset by modestly lower operating results from the discontinued operations.  Both the three and six month periods of 2010 also benefited from higher operating income in four of our five business units, and the six month period benefited from the absence of an $8.4 million restructuring charge recorded during the first quarter of 2009 that did not recur in 2010.

Segment Financial Results

USCIS

	Three Months Ended June 30,					Six Months Ended June 30,
			Change					Change
U.S. Consumer Information Solutions	2010	2009	$	%		2010	2009	$	%
	(Dollars in millions)					(Dollars in millions)
Operating revenue:
Online Consumer Information Solutions (OCIS)	$120.3	$128.7	$(8.4)	-7%		$240.0	$259.6	$(19.6)	-8%
Mortgage Solutions	28.8	28.6	0.2	1%		52.0	54.0	(2.0)	-4%
Consumer Financial Marketing Services	35.5	27.4	8.1	30%		65.7	54.7	11.0	20%
Total operating revenue	$184.6	$184.7	$(0.1)	0%		$357.7	$368.3	$(10.6)	-3%
% of consolidated revenue	40%	43%				40%	43%
Total operating income	$68.3	$69.1	$(0.8)	-1%		$128.4	$138.8	$(10.4)	-8%
Operating margin	37.1%	37.4%		-0.3	% pts	35.9%	37.7%		-1.8	% pts

U.S. Consumer Information Solutions revenue was flat in the second quarter as a decline in online credit reporting revenue due to continued weakness in U.S. credit and lending activity was offset by growth in our Consumer Financial Marketing services, due to our acquisition of IXI Corporation in the fourth quarter of 2009.  For the first six months of 2010, revenue declined 3% from the prior year as growth in Consumer Financial Marketing Services did not fully offset declines in the remainder of our USCIS business.

OCIS

Revenue for the second quarter of 2010 and first six months of 2010, as compared to the same period in the prior year, declined primarily due to a reduction of online credit decision transaction volume caused by weakness in the U.S. consumer credit markets. Transaction volume declined 8% for the second quarter of 2010 compared to a 15% decline for the first quarter.  The 11% decline in transaction volume for the first six months of 2010 was partially offset by higher average revenue per transaction.

Mortgage Solutions

Revenue for the second quarter of 2010 has increased slightly, as compared to the prior year period, due to increased mortgage application and refinancing activity during the quarter which was attributable to government tax incentives related to housing purchases in the U.S. which expired on May 31, 2010. Revenue for the six month period has decreased, as compared to the first six months of 2009, due to the overall decline in volume for mortgage credit reporting and settlement services products resulting from a slowdown in mortgage application activity compared to a very strong period of activity during the first six months of 2009 due to lower interest rates.

Consumer Financial Marketing Services

Revenue increased for the second quarter of 2010 and first six months of 2010, as compared to the same period in 2009, primarily due to our acquisition of IXI Corporation during the fourth quarter of 2009. Underlying year over year revenue trends of credit marketing services products also improved.

USCIS Operating Margin

Operating margin decreased slightly in the second quarter of 2010 and the first six months of 2010 as compared to the same period in 2009, mainly due to the impact of amortization expense associated with the IXI acquisition.

International

	Three Months Ended June 30,					Six Months Ended June 30,
			Change					Change
International	2010	2009	$	%		2010	2009	$	%
	(Dollars in millions)					(Dollars in millions)
Operating revenue:
Europe	$32.5	$32.9	$(0.4)	-1%		$66.4	$66.0	$0.4	1%
Latin America	56.7	47.1	9.6	21%		111.8	93.0	18.8	20%
Canada Consumer	29.0	25.2	3.8	15%		56.2	47.0	9.2	20%
Total operating revenue	$118.2	$105.2	$13.0	12%		$234.4	$206.0	$28.4	14%
% of consolidated revenue	26%	24%				26%	24%
Total operating income	$30.1	$26.6	$3.5	13%		$58.8	$55.5	$3.3	6%
Operating margin	25.4%	25.3%		0.1	% pts	25.1%	26.9%		-1.8	% pts

International revenue increased in the three and six month periods compared to the same periods in 2009 primarily due to strong growth in Latin America and the favorable impact of changes in foreign exchange rates.  Local currency fluctuations against the U.S. dollar favorably impacted our International revenue by $5.7 million, or 5%, in the second quarter, and $19.5 million, or 10%, in the first six months, respectively.  In local currency, International revenue was up 7% and 4% from the three and six month periods in 2009.

Europe

The decrease in revenue for the second quarter of 2010, as compared to the prior year period, was due to an unfavorable foreign currency impact of $1.6 million, or 5%. In local currency, revenue increased 4% when compared to the same period in 2009. The increase in revenue for the first six months of 2010, when compared to the same period in 2009, was primarily due to favorable foreign currency impact of $0.9 million.  Revenue decreased 1% in local currency, as compared to the first six months of 2009.

Latin America

Revenue for the second quarter and first six months increased over the prior year period partially due to favorable foreign currency impacts of $3.9 million, or 8%, and $10.7 million, or 11%, respectively. In local currency, revenue increased 12% from the second quarter of 2009 and 9% from the first six months of 2009. Local currency revenue increased in most of our Latin American geographies, resulting from broad-based growth across all product segments, partially offset by a modest decline in Brazil.  The second quarter growth rate also benefited from comparison to the second quarter of 2009, which was characterized by a temporary economic slowdown in Latin America.

Canada Consumer

The increase in revenue for the second quarter and the first six months of 2010, as compared to the prior year periods, was primarily due to favorable foreign currency impact of $3.5 million, or 14%, and $7.9 million, or 17%, respectively. In local currency, revenue increased 1% and 3% when compared to the second quarter and first six months of 2009, respectively. The increase in local currency was due to increased volumes for our analytical and enabling technology products primarily due to growth in the customer base for a new fraud product.

International Operating Margin

Operating margin in the second quarter was essentially unchanged from the prior year, but declined in the first six months primarily due to a decline in online volume, our highest margin product, which put downward pressure on operating margins.

TALX

	Three Months Ended June 30,					Six Months Ended June 30,
			Change					Change
TALX	2010	2009	$	%		2010	2009	$	%
	(Dollars in millions)					(Dollars in millions)
Operating revenue:
The Work Number	$50.0	$39.0	$11.0	28%		$99.7	$79.6	$20.1	25%
Tax and Talent Management Services	49.0	47.0	2.0	4%		94.6	94.3	0.3	0%
Total operating revenue	$99.0	$86.0	$13.0	15%		$194.3	$173.9	$20.4	12%
% of consolidated revenue	21%	20%				21%	20%
Total operating income	$23.0	$20.0	$3.0	15%		$44.5	$38.8	$5.7	15%
Operating margin	23.2%	23.2%		0.0	% pts	22.9%	22.3%		0.6	% pts

The Work Number

Revenue from The Work Number increased $11.0 million, or 28%, over the prior year quarter and $20.1 million, or 25%, over the first six months of 2009, as a result of upper single digit growth in revenue from traditional employment-based verifications and complementary services and the impact of our acquisition of Rapid Reporting Verification Company in the fourth quarter of 2009. Growth in verifications of consumer employment from government agencies and collections companies was partially offset by a decline in verifications from mortgage companies.

Tax and Talent Management Services

The increase in revenue during the second quarter of 2010 and flat revenue in the first six months of 2010, as compared to the same periods in 2009, resulted primarily from revenue growth in our Talent Management Services business due to increased government hiring activity at the U.S. Transportation and Security Administration and other large government customers, partially offset by expected declines in our Tax Management Services business driven primarily by decreases in unemployment compensation claims activity.

TALX Operating Margin

Operating margin increased slightly for the first six months of 2010, as compared to the prior year, due to continued revenue growth, while operating expenses grew at a slower rate due to the leveraging of certain fixed operational and overhead costs and certain operating process efficiencies.  The operating margin for the second quarter of 2010 was comparable to the margin of the prior year period.

North America Personal Solutions

	Three Months Ended June 30,					Six Months Ended June 30,
			Change					Change
North America Personal Solutions	2010	2009	$	%		2010	2009	$	%
	(Dollars in millions)					(Dollars in millions)

Total operating revenue	$40.3	$37.5	$2.8	8%		$80.0	$75.9	$4.1	5%
% of consolidated revenue	9%	9%				9%	9%
Total operating income	$10.2	$8.0	$2.2	27%		$20.2	$14.0	$6.2	45%
Operating margin	25.4%	21.5%		3.9	% pts	25.3%	18.4%		6.9	% pts

Revenue increased $2.8 million, or 8% from the prior year quarter, and $4.1 million, or 5% from the first six months of 2009, primarily due to increased direct to consumer, Equifax-branded subscription service revenue, which was up 12% from the prior year quarter and 13% from the first six months of 2009, driven by higher average revenue per subscription and higher subscribers.  The increase in subscription revenue was partially offset by lower transaction sales, as a result of lower levels of new consumer credit activity, and lower corporate breach revenues.  The operating margin increase in the second quarter and first six months of 2010, as compared to the prior year period, was primarily due to the increase in revenue discussed above, as well as operating efficiencies.

North America Commercial Solutions

	Three Months Ended June 30,					Six Months Ended June 30,
			Change					Change
North America Commercial Solutions	2010	2009	$	%		2010	2009	$	%
	(Dollars in millions)					(Dollars in millions)

Total operating revenue	$18.6	$15.7	$2.9	18%		$37.3	$31.5	$5.8	18%
% of consolidated revenue	4%	4%				4%	4%
Total operating income	$3.7	$2.4	$1.3	54%		$8.1	$4.7	$3.4	73%
Operating margin	20.2%	15.4%		4.8	% pts	21.9%	14.9%		7.0	% pts

Revenue increased 18% for the three and six months ended June 30, 2010, as compared to the same period in the prior year.  The favorable impact of changes in the U.S.—Canadian foreign exchange rate impacted revenue by $0.7 million, or 5%, as compared to the second quarter of 2009, and by $1.7 million, or 5%, as compared to the first six months of 2009.  In local currency, revenue increased 13% in both periods compared to the prior year. The local currency increase was primarily due to increases in U.S. risk and marketing service revenue and revenue from our data management products.   Online transaction volume for U.S. commercial credit information products for the second quarter and first six months of 2010 increased when compared to the prior year period. Operating margin also increased for the second quarter and first six months of 2010, as compared to the same period in 2009, as the rapid rate of revenue growth exceeded growth in operating expenses.

General Corporate Expense

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
General Corporate Expense	2010	2009	$	%	2010	2009	$	%
	(Dollars in millions)				(Dollars in millions)

General corporate expense	$29.5	$24.1	$5.4	23%	$49.9	$52.9	$(3.0)	-5%

Our general corporate expenses are costs that are incurred at the corporate level and include those expenses impacted by corporate direction, such as shared services, administrative, legal, restructuring and equity compensation costs. General corporate expenses increased by $5.4 million for the second quarter of 2010, as compared to the same period in 2009, primarily due to increased investment in corporate technology costs, higher project-driven professional fees, increased salary and incentive costs, and commercial settlements in our favor a year ago which did not recur in 2010.  For the six months ended June 30, 2010, general corporate expense decreased $3.0 million primarily as a result of the $8.4 million restructuring charge recorded during the first quarter of 2009 related to headcount reductions offset by the increases noted for the second quarter.

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

Sources and Uses of Cash

Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity. We believe that funds generated from expected results of operations will be sufficient to finance our anticipated working capital and other cash requirements (such as capital expenditures, interest payments, potential pension funding contributions, dividend payments and stock repurchases, if any) for the foreseeable future. In the event that credit market conditions were to deteriorate, we would rely more heavily on borrowings as needed under the Senior Credit Facility described below. At June 30, 2010, $781.2 million was available to borrow under our Senior Credit Facility. Our Senior Credit Facility does not include a provision under which lenders could refuse to allow us to borrow under this facility in the event of a material adverse change in our financial condition, as long as we are in compliance with the covenants contained in the lending agreement.

The following table summarizes our cash flows for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,		Change
			2010 vs. 2009
Net cash provided by (used in):	2010	2009	$	%
	(Dollars in millions)

Operating activities	$138.9	$145.6	$(6.7)	-5%
Investing activities	$(13.9)	$(32.5)	$18.6	nm
Financing activities	$(154.3)	$(111.0)	$(43.3)	nm

nm - not meaningful

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

Investing Activities

Capital Expenditures

	Six Months Ended June 30,		Change
Net cash used in:	2010	2009	2010 vs. 2009
	(In millions)

Capital expenditures	$66.9	$34.0	$32.9

Our capital expenditures are used for developing, enhancing and deploying new and existing software in support of our expanding product set, replacing or adding facilities and equipment, updating systems for regulatory compliance, the licensing of software applications and investing in system reliability, security and disaster recovery enhancements. Capital expenditures in 2010 were higher than 2009 primarily due to the purchase of our headquarters building in Atlanta, Georgia, during the first quarter of 2010 for cash consideration of $29.1 million, including fees.  For accounting purposes, we recorded the building as a fixed asset on our Consolidated Balance Sheet and the capital lease obligation to pay for it as a liability, beginning in the first quarter of 2009, when we gave notice of our intent to buy out the lease.

Acquisitions, Divestitures and Investments

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2010	2009	2010 vs. 2009
	(In millions)

Acquisitions, net of cash acquired	$(14.7)	$-	$(14.7)
Cash received from divestiture	$66.7	$-	$66.7
Dividend from unconsolidated affiliates	$1.0	$1.5	$(0.5)

During the first six months of 2010, we acquired two businesses in Latin America and resolved a contingent earn-out associated with a 2008 acquisition included in our TALX segment for $14.7 million.  The earn-out was measured on the completion of 2009 revenue targets and was accrued at December 31, 2009.

On April 23, 2010, we sold our Equifax Enabling Technologies LLC legal entity, consisting of our APPRO loan origination software (“APPRO”), generating cash proceeds of approximately $67 million.  Approximately $5 million of the purchase price was paid by the acquirer into an escrow account that will release to us, upon the satisfaction of certain conditions, over the two year period following the sale.

Financing Activities

Borrowings and Credit Facility Availability

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2010	2009	2010 vs. 2009
	(In millions)

Net short-term borrowings (repayments)	$(66.9)	$282.4	$(349.3)
Net repayments under long-term revolving credit facilities	$(5.0)	$(370.0)	$365.0
Payments on long-term debt	$(18.7)	$(6.5)	$(12.2)

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

We have a 364-day revolving credit agreement with a Canadian bank (our Canadian Credit Facility) which permits us to borrow up to C$10.0 million (denominated in Canadian dollars).  The Canadian Credit Facility terminates in June 2011. Borrowings may be used for general corporate purposes.

At June 30, 2010, $67.1 million was outstanding in CP and no amounts were outstanding under our Senior Credit Facility or Canadian Credit Facility. The weighted-average interest rate on our CP, all with maturities less than 90 days, was 0.4% per annum.  At June 30, 2010, a total of $790.7 million was available under our Senior and Canadian Credit Facilities.

At June 30, 2010, approximately 69% of our debt was fixed-rate debt and 31% was effectively variable-rate debt. Our variable-rate debt, consisting of CP and our five-year senior notes due 2014 (against which we have executed interest rate swaps to convert interest expense from fixed rates to floating rates), generally bears interest based on a specified margin plus a base rate (LIBOR) or on CP rates for investment grade issuers. The interest rates reset periodically, depending on the terms of the respective financing arrangements. At June 30, 2010, interest rates on our variable-rate debt ranged from 0.4% to 2.1%.

Borrowing and Repayment Activity

Net short-term borrowings (repayments) primarily represent activity under our CP program, as well as activity under our Canadian Credit Facility. Net (repayments) borrowings under long-term revolving credit facilities relates to activity on our Senior Credit Facility. We primarily borrow under our CP program, when available.

The increase in net short-term (repayments) borrowings primarily reflects the net repayment of $67.9 million of CP notes since December 31, 2009. The increase in net repayments under long-term revolving credit facilities represents the repayment of borrowings outstanding at December 31, 2009, under our Senior Credit Facility as we decreased our use of CP to fund our capital needs.

The increase in payments on long-term debt primarily reflects a $15 million payment made in the second quarter of 2010 on our 7.34% Notes.

Debt Covenants.   A downgrade in our credit ratings would increase the cost of borrowings under our CP program and credit facilities, and could limit, or in the case of a significant downgrade, preclude our ability to issue CP. Our outstanding indentures and comparable instruments also contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions. In addition, our Senior Credit Facility and Canadian Credit Facility each require us to maintain a maximum leverage ratio of not more than 3.5. Our leverage ratio was 1.85 at June 30, 2010. None of these covenants are considered restrictive to our operations and, as of June 30, 2010, we were in compliance with all of our debt covenants.

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

Equity Transactions

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2010	2009	2010 vs. 2009
	(In millions)

Treasury stock repurchases	$(64.8)	$(9.1)	$(55.7)
Dividends paid to Equifax shareholders	$(9.9)	$(10.1)	$0.2
Dividends paid to noncontrolling interests	$(2.3)	$(2.5)	$0.2
Proceeds from exercise of stock options	$12.4	$4.8	$7.6
Excess tax benefits from stock-based compensation plans	$1.4	$0.5	$0.9

Sources and uses of cash related to equity during the six months ended June 30, 2010 and 2009 were as follows:

•
Under share repurchase programs authorized by our Board of Directors, we purchased 2.0 million and 0.4 million common shares on the open market during the six months ended June 30, 2010 and 2009, respectively, for $64.8 million and $9.1 million, respectively, at an average price per common share of $32.41 and $22.87, respectively. At June 30, 2010, the Company had approximately $207.2 million remaining for stock repurchases under the existing Board authorization.

•
Our dividends per share were $0.08 per share for both periods presented. We paid cash dividends to Equifax shareholders of $9.9 million and $10.1 million during the six months ended June 30, 2010 and 2009, respectively.

•	We received cash of $12.4 million and $4.8 million during the first six months of 2010 and 2009, respectively, from the exercise of stock options.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2009 Form 10-K. There were no material changes to our market risk exposure during the three months ended June 30, 2010.

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

California Bankruptcy Litigation.   In consolidated actions filed in the U.S. District Court for the Central District of California, captioned Terri N. White, et al. v. Equifax Information Services LLC, Jose Hernandez v. Equifax Information Services LLC, Kathryn L. Pike v. Equifax Information Services LLC, and Jose L. Acosta, Jr., et al. v. Trans Union LLC, et al., plaintiffs asserted that Equifax violated federal and state law (the FCRA, the California Credit Reporting Act and the California Unfair Competition Law) by failing to follow reasonable procedures to determine whether credit accounts are discharged in bankruptcy, including the method for updating the status of an account following a bankruptcy discharge. On August 20, 2008, the District Court approved a Settlement Agreement and Release providing for certain changes in the procedures used by defendants to record discharges in bankruptcy on consumer credit files. That settlement resolved claims for injunctive relief, but not plaintiffs’ claims for damages. On May 7, 2009, the District Court issued an order preliminarily approving an agreement to settle remaining class claims. Certain plaintiffs filed a motion to reconsider the preliminary approval order, which motion was denied by the District Court on June 9, 2009. Following a hearing on May 20, 2010, the District Court deferred final approval of the settlement and issued an order requiring the settling parties to send a supplemental notice to all class members.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our second quarter ended June 30, 2010:

				Maximum Number
				(or Approximate
			Total Number	Dollar Value)
	Total	Average	of Shares Purchased	of Shares that May
	Number	Price	as Part of	Yet Be Purchased
	of Shares	Paid	Publicly-Announced	Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
March 1 - March 31, 2010				$112,547,574
April 1 - April 30, 2010	150,372	$33.73	150,000	$107,488,074
May 1 - May 31, 2010	1,362,900	$32.90	1,350,000	$213,073,074
June 1 - June 30, 2010	201,203	$29.57	200,000	$207,159,074
Total	1,714,475	$32.58	1,700,000	$207,159,074

(1)
The total number of shares purchased includes: (a) shares purchased pursuant to our publicly-announced share repurchase program, or Program; and (b) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 372 shares for the month of April 2010, 12,900 shares for the month of May 2010, and 1,203 shares for the month of June 2010.

(2)	Average price paid per share for shares purchased as part of our Program (includes brokerage commissions).

(3)
On May 7, 2010, our Board of Directors increased the amounts authorized under the Program by an additional $150 million, and we publicly announced this increase on May 7, 2010. At June 30, 2010, the amount authorized for future share repurchases under the Program was $207.2 million. The Program does not have a stated expiration date.

Dividend and Share Repurchase Restrictions

Our Senior Credit Facility restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if a default or event of default exists or would result, according to the terms of the credit agreement.

ITEM 6.  EXHIBITS

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equifax Inc.
(Registrant)

Date: July 29, 2010	By:	/s/ Richard F. Smith
Richard F. Smith
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: July 29, 2010		/s/ Lee Adrean
Lee Adrean
Corporate Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: July 29, 2010		/s/ Nuala M. King
Nuala M. King
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase