Form 10-Q
period 2010-09-30
EQUIFAX INC
filed 2010-10-28
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

On October 15, 2010, there were 123,401,588 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2010

INDEX

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended
	September 30
	2010	2009
(In millions, except per share amounts)	(Unaudited)
Operating revenue	$473.8	$425.0
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	188.2	177.5
Selling, general and administrative expenses	134.0	111.2
Depreciation and amortization	41.4	36.3
Total operating expenses	363.6	325.0
Operating income	110.2	100.0
Interest expense	(14.0)	(14.1)
Other income, net	0.7	0.2
Consolidated income from continuing operations before income taxes	96.9	86.1
Provision for income taxes	(33.3)	(28.7)
Consolidated income from continuing operations	63.6	57.4
Discontinued operations, net of tax	15.2	4.0
Consolidated net income	78.8	61.4
Less: Net income attributable to noncontrolling interests	(2.3)	(1.7)
Net income attributable to Equifax	$76.5	$59.7
Amounts attributable to Equifax:
Net income from continuing operations attributable to Equifax	$61.3	$55.7
Discontinued operations, net of tax	15.2	4.0
Net income attributable to Equifax	$76.5	$59.7
Basic earnings per common share:
Net income from continuing operations attributable to Equifax	$0.50	$0.44
Discontinued operations attributable to Equifax	0.12	0.03
Net income attributable to Equifax	$0.62	$0.47
Weighted-average shares used in computing basic earnings per share	124.3	126.4
Diluted earnings per common share:
Net income from continuing operations attributable to Equifax	$0.49	$0.44
Discontinued operations attributable to Equifax	0.12	0.03
Net income attributable to Equifax	$0.61	$0.47
Weighted-average shares used in computing diluted earnings per share	125.8	128.0
Dividends per common share	$0.04	$0.04

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended
	September 30
	2010	2009
(In millions, except per share amounts)	(Unaudited)
Operating revenue	$1,377.5	$1,280.6
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	566.6	535.0
Selling, general and administrative expenses	370.4	340.0
Depreciation and amortization	120.2	106.7
Total operating expenses	1,057.2	981.7
Operating income	320.3	298.9
Interest expense	(42.3)	(42.9)
Other income, net	1.0	5.8
Consolidated income from continuing operations before income taxes	279.0	261.8
Provision for income taxes	(99.7)	(94.0)
Consolidated income from continuing operations	179.3	167.8
Discontinued operations, net of tax	31.5	10.8
Consolidated net income	210.8	178.6
Less: Net income attributable to noncontrolling interests	(6.3)	(4.9)
Net income attributable to Equifax	$204.5	$173.7
Amounts attributable to Equifax:
Net income from continuing operations attributable to Equifax	$173.0	$162.9
Discontinued operations, net of tax	31.5	10.8
Net income attributable to Equifax	$204.5	$173.7
Basic earnings per common share:
Net income from continuing operations attributable to Equifax	$1.38	$1.29
Discontinued operations attributable to Equifax	0.25	0.09
Net income attributable to Equifax	$1.63	$1.38
Weighted-average shares used in computing basic earnings per share	125.4	126.3
Diluted earnings per common share:
Net income from continuing operations attributable to Equifax	$1.36	$1.28
Discontinued operations attributable to Equifax	0.25	0.08
Net income attributable to Equifax	$1.61	$1.36
Weighted-average shares used in computing diluted earnings per share	127.1	127.8
Dividends per common share	$0.12	$0.12

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2010	2009
(In millions, except par values)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$115.6	$103.1
Trade accounts receivable, net of allowance for doubtful accounts of $9.9 and $15.1 at September 30, 2010 and December 31, 2009, respectively	266.2	258.7
Prepaid expenses	32.7	27.6
Other current assets	22.6	27.4
Total current assets	437.1	416.8
Property and equipment:
Capitalized internal-use software and system costs	306.2	316.6
Data processing equipment and furniture	180.5	184.2
Land, buildings and improvements	167.9	164.5
Total property and equipment	654.6	665.3
Less accumulated depreciation and amortization	(354.4)	(346.0)
Total property and equipment, net	300.2	319.3
Goodwill	1,871.2	1,943.2
Indefinite-lived intangible assets	95.6	95.5
Purchased intangible assets, net	588.9	687.0
Other assets, net	107.0	88.7
Total assets	$3,400.0	$3,550.5
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities	$21.0	$183.2
Accounts payable	19.7	35.9
Accrued expenses	64.7	67.7
Accrued salaries and bonuses	56.5	58.1
Deferred revenue	56.5	69.8
Other current liabilities	86.9	77.5
Total current liabilities	305.3	492.2
Long-term debt	986.4	990.9
Deferred income tax liabilities, net	241.8	249.3
Long-term pension and other postretirement benefit liabilities	84.6	142.5
Other long-term liabilities	53.5	60.6
Total liabilities	1,671.6	1,935.5
Commitments and Contingencies (see Note 5)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	-	-
Common stock, $1.25 par value: Authorized shares - 300.0;
Issued shares - 189.3 at September 30, 2010 and December 31, 2009;
Outstanding shares - 123.4 and 126.2 at September 30, 2010 and December 31, 2009, respectively	236.6	236.6
Paid-in capital	1,103.9	1,102.0
Retained earnings	2,683.5	2,494.2
Accumulated other comprehensive loss	(309.7)	(318.7)
Treasury stock, at cost, 63.8 shares and 61.0 shares at September 30, 2010 and December 31, 2009, respectively	(1,961.6)	(1,871.7)
Stock held by employee benefits trusts, at cost, 2.1 shares at both September 30, 2010 and December 31, 2009	(41.2)	(41.2)
Total Equifax shareholders' equity	1,711.5	1,601.2
Noncontrolling interests	16.9	13.8
Total equity	1,728.4	1,615.0
Total liabilities and equity	$3,400.0	$3,550.5

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2010	2009
(In millions)	(Unaudited)
Operating activities:
Consolidated net income	$210.8	$178.6
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Gain on divestitures	(27.1)	-
Depreciation and amortization	125.7	116.9
Stock-based compensation expense	15.0	13.5
Tax effects of stock-based compensation plans	1.6	0.1
Excess tax benefits from stock-based compensation plans	(1.6)	(0.5)
Deferred income taxes	3.2	24.6
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(10.8)	11.8
Prepaid expenses and other current assets	(1.2)	(13.0)
Other assets	(0.7)	(4.3)
Current liabilities, excluding debt	(57.1)	(46.4)
Other long-term liabilities, excluding debt	(50.4)	(12.5)
Cash provided by operating activities	207.4	268.8

Investing activities:
Capital expenditures	(82.4)	(51.2)
Acquisitions, net of cash acquired	(15.3)	(3.5)
Cash received from divestitures	181.7	-
Dividend from unconsolidated affiliates	1.5	1.8
Cash provided by (used in) investing activities	85.5	(52.9)

Financing activities:
Net short-term (repayments) borrowings	(134.0)	247.5
Net repayments under long-term revolving credit facilities	(5.0)	(420.0)
Payments on long-term debt	(19.6)	(6.6)
Treasury stock purchases	(116.4)	(9.1)
Dividends paid to Equifax shareholders	(14.9)	(15.1)
Dividends paid to noncontrolling interests	(3.4)	(3.3)
Proceeds from exercise of stock options	13.8	5.9
Excess tax benefits from stock-based compensation plans	1.6	0.5
Other	(0.8)	(0.9)
Cash used in financing activities	(278.7)	(201.1)
Effect of foreign currency exchange rates on cash and cash equivalents	(1.7)	4.7
Increase in cash and cash equivalents	12.5	19.5
Cash and cash equivalents, beginning of period	103.1	58.2
Cash and cash equivalents, end of period	$115.6	$77.7

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2010

(Unaudited)

	Equifax Shareholders
							Stock
					Accumulated		Held By
	Common Stock				Other		Employee
	Shares		Paid-In	Retained	Comprehensive	Treasury	Benefits	Noncontrolling	Total
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Trusts	Interests	Equity
	(In millions, except per share amounts)
Balance, December 31, 2009	126.2	$236.6	$1,102.0	$2,494.2	$(318.7)	$(1,871.7)	$(41.2)	$13.8	$1,615.0
Net income	-	-	-	204.5	-	-	-	6.3	210.8
Other comprehensive income	-	-	-	-	9.0	-	-	(0.1)	8.9
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.9	-	(15.0)		-	26.5	-	-	11.5
Treasury stock purchased under share repurchase program ($31.34 per share)*	(3.7)	-	-	-	-	(116.4)	-	-	(116.4)
Cash dividends ($0.12 per share)	-	-	-	(15.2)	-	-	-	-	(15.2)
Dividends paid to employee benefits trusts	-	-	0.3	-	-	-	-	-	0.3
Stock-based compensation expense	-	-	15.0	-	-	-	-	-	15.0
Tax effects of stock-based compensation plans	-	-	1.6	-	-	-	-	-	1.6
Dividends paid to noncontrolling interests	-	-	-	-	-	-	-	(3.4)	(3.4)
Other								0.3	0.3
Balance, September 30, 2010	123.4	$236.6	$1,103.9	$2,683.5	$(309.7)	$(1,961.6)	$(41.2)	$16.9	$1,728.4

*	At September 30, 2010, $155.5 million was authorized for future purchases of common stock under our share repurchase authorization.

Accumulated Other Comprehensive Loss consists of the following components:
	September 30,	December 31,
	2010	2009
	(In millions)
Foreign currency translation	$(96.2)	$(99.9)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $121.9 and $124.9 at September 30, 2010 and December 31, 2009, respectively	(211.0)	(216.2)
Cash flow hedging transactions, net of accumulated tax of $1.6 and $1.7 at September 30, 2010 and December 31, 2009, respectively	(2.5)	(2.6)
Accumulated other comprehensive loss	$(309.7)	$(318.7)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2010

(Unaudited)

Comprehensive Income is as follows:

	Three Months Ended September 30,
	2010			2009
	Equifax	Noncontrolling		Equifax	Noncontrolling
	Shareholders	Interests	Total	Shareholders	Interests	Total
	(In millions)
Net income	$76.5	$2.3	$78.8	$59.7	$1.7	$61.4
Other comprehensive income:
Foreign currency translation adjustment	20.7	0.2	20.9	13.5	0.2	13.7
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans	1.8	-	1.8	1.7	-	1.7
Change in cumulative loss from cash flow hedging transactions	-	-	-	0.3	-	0.3
Comprehensive income	$99.0	$2.5	$101.5	$75.2	$1.9	$77.1

	Nine Months Ended September 30,
	2010			2009
	Equifax	Noncontrolling		Equifax	Noncontrolling
	Shareholders	Interests	Total	Shareholders	Interests	Total
	(In millions)
Net income	$204.5	$6.3	$210.8	$173.7	$4.9	$178.6
Other comprehensive income:
Foreign currency translation adjustment	3.7	(0.1)	3.6	67.3	0.1	67.4
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans	5.2	-	5.2	4.9	-	4.9
Change in cumulative loss from cash flow hedging transactions	0.1	-	0.1	0.7	-	0.7
Comprehensive income	$213.5	$6.2	$219.7	$246.6	$5.0	$251.6

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2010

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations.   We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain human resources, employment tax and payroll-related business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of September 30, 2010, we operated in the following countries: Argentina, Brazil, Canada, Chile, Ecuador, El Salvador, Honduras, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We also maintain support operations in Costa Rica and the Republic of Ireland. We offer credit services in Russia and India through joint ventures.

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

Our unaudited Consolidated Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods presented. Certain prior year amounts have been reclassified to conform to current year presentation including the results of businesses reclassified as discontinued operations, which are more fully described in Note 2 of the Notes to Consolidated Financial Statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions)
Weighted-average shares outstanding (basic)	124.3	126.4	125.4	126.3
Effect of dilutive securities:
Stock options and restricted stock units	1.3	1.4	1.5	1.3
Long-term incentive plans	0.2	0.2	0.2	0.2
Weighted-average shares outstanding (diluted)	125.8	128.0	127.1	127.8

For the three and nine months ended September 30, 2010, 3.3 million and 3.1 million stock options, respectively, were anti-dilutive and therefore excluded from this calculation.  For the three and nine months ended September 30, 2009, 3.5 million and 3.3 million stock options, respectively, were anti-dilutive and therefore excluded from this calculation.

Financial Instruments.   Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using quoted market prices for publicly traded instruments, and for non-publicly traded instruments through valuation techniques depending on the specific characteristics of the debt instrument. As of September 30, 2010 and December 31, 2009, the fair value of our fixed-rate debt was $1.08 billion and $1.02 billion, respectively, compared to its carrying value of $0.98 billion and $1.00 billion, respectively.

Derivatives and Hedging Activities.   Although derivative financial instruments are not utilized for speculative purposes, derivatives have been used as a risk management tool to hedge the Company’s exposure to changes in interest rates and foreign exchange rates. We have used interest rate swaps and interest rate lock agreements to manage interest rate risk associated with our fixed and floating-rate borrowings. Forward contracts on various foreign currencies have been used to manage the foreign currency exchange rate risk of certain firm commitments denominated in foreign currencies. We recognize all derivatives on the balance sheet at fair value. Derivative valuations reflect the value of the instrument including material amounts associated with counterparty risk.  As of September 30, 2010, we have one unsettled cash flow hedge, with an aggregate notional amount of 0.3 million euros, to hedge the exposure of certain 2010 firm commitments of our U.K. subsidiary that are denominated in euros.  The fair value of our unsettled foreign currency cash flow hedges was not material at September 30, 2010 and December 31, 2009.

Fair Value Hedges.   In conjunction with our November 2009 sale of five-year Senior Notes, we entered into five-year interest rate swaps, designated as fair value hedges, which convert the debt’s fixed interest rate to a variable rate. These swaps involve the receipt of fixed rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed-rate Senior Notes they hedge due to changes in the designated benchmark interest rate and are recorded in interest expense. The fair value of these interest rate swaps was an asset of $16.0 million at September 30, 2010 and was recorded in other long-term assets on our Consolidated Balance Sheet.  The fair value of these interest rate swaps was a liability of $3.3 million at December 31, 2009 and was recorded in other long-term liabilities on our Consolidated Balance Sheet.

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

The following table presents items measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value of Assets (Liabilities) at September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Fair Value Interest Rate Swaps(2)	$16.0	$-	$16.0	$-
Notes, due 2014	(291.0)	-	(291.0)	-
Deferred Compensation Plan(1)	(11.8)	(11.8)	-	-
Total	$(286.8)	$(11.8)	$(275.0)	$-

(1)        We maintain a deferred compensation plan that allows for certain management employees to defer the receipt of compensation (such as salary, incentive compensation and commissions) until a later date based on the terms of the plan. The liability representing benefits accrued for plan participants is valued at the quoted market prices of the participants’ elections for investments. Identical instruments are traded in active markets as of September 30, 2010. As such, we have classified this liability as Level 1 within the fair value hierarchy.

(2)        The fair value of our interest rate swaps, which are designated as fair value hedges, and notes are based on the present value of expected future cash flows using zero coupon rates and are classified within Level 2 of the fair value hierarchy.

Variable Interest Entities.   We hold interests in certain entities, including credit data and information solutions ventures, that are considered variable interest entities, or VIEs.  These variable interests relate to ownership interests that require financial support for these entities.  Our investments related to these VIEs totaled $8.3 million at September 30, 2010, representing our maximum exposure to loss.  We are not the primary beneficiary and are not required to consolidate any of these VIEs.

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

2. DISCONTINUED OPERATIONS

On April 23, 2010, we sold our Equifax Enabling Technologies LLC legal entity, consisting of our APPRO loan origination software (“APPRO”), for approximately $72 million.  On July 1, 2010, we sold substantially all the assets of our Direct Marketing Services division (“DMS”) for approximately $117 million.  Both of these businesses were reported in our U.S. Consumer Information Solutions segment.  The historical results of these operations for the three and nine month periods ended September 30, 2010 and 2009 are classified as discontinued operations in the Consolidated Statements of Income.  Revenue for these businesses for the three months ended September 30, 2010 and 2009 was $0 and $26.9 million, respectively.  Revenue for the nine months ended September 30, 2010 and 2009 was $42.1 million and $79.6 million, respectively.  Pretax income, excluding the gains on the sales of APPRO and DMS, was $0 and $6.3 million for the three and nine months ended September 30, 2010.  We recorded a gain from the sale of APPRO in the second quarter of 2010 of $12.3 million, after tax, and a gain from the sale of DMS in the third quarter of 2010 of $14.9 million, after tax, both of which were classified as discontinued operations in the Consolidated Statements of Income.

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

Our 2010 annual goodwill impairment testing was completed as of the end of the third quarter of 2010.  The fair value estimates for our reporting units were determined using a combination of the income and market approaches in accordance with the Company’s methodology as discussed in the “Application of Critical Accounting Policies” section in this Form 10-Q.  The estimated fair value for all reporting units exceeded the carrying value of these units as of September 30, 2010.  As a result, no goodwill impairment was recorded.  Changes in the amount of goodwill for the nine months ended September 30, 2010, are as follows:

	U.S. Consumer			North America	North America
	Information			Personal	Commercial
	Solutions	International	TALX	Solutions	Solutions	Total
	(In millions)
Balance, December 31, 2009	$667.8	$335.7	$900.6	$1.8	$37.3	$1,943.2
Acquisitions	-	4.7	-	-	-	4.7
Adjustments to initial purchase price allocation	(0.3)	-	(0.6)	-	-	(0.9)
Foreign currency translation	-	3.8	-	-	0.1	3.9
Tax benefits of stock options exercised	-	-	-	-	-	-
Businesses sold	(79.7)	-	-	-	-	(79.7)
Balance, September 30, 2010	$587.8	$344.2	$900.0	$1.8	$37.4	$1,871.2

Indefinite-Lived Intangible Assets.   Indefinite-lived intangible assets consist of contractual/territorial rights representing the estimated acquisition date fair value of rights to operate in certain territories acquired through the purchase of independent credit reporting agencies in the U.S. and Canada. Our contractual/territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. Our 2010 annual impairment test completed as of the end of the third quarter of 2010 resulted in no impairment of indefinite-lived intangible assets. Our contractual/territorial rights carrying amounts did not change materially during the nine months ended September 30, 2010.

Purchased Intangible Assets.   Purchased intangible assets represent the estimated acquisition date fair value of acquired intangible assets used in our business. Purchased data files represent the estimated acquisition date fair value of consumer credit files acquired primarily through the purchase of independent credit reporting agencies in the U.S. and Canada. We expense the cost of modifying and updating credit files in the period such costs are incurred. We amortize purchased data files, which primarily consist of acquired consumer credit files, on a straight-line basis. Primarily all of our other purchased intangible assets are also amortized on a straight-line basis. For additional information about the useful lives related to our purchased intangible assets, see Note 1 of the Notes to Consolidated Financial Statements in our 2009 Form 10-K.

Purchased intangible assets at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010			December 31, 2009
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$335.6	$(232.4)	$103.2	$373.8	$(240.6)	$133.2
Acquired software and technology	41.5	(30.4)	11.1	70.3	(37.1)	33.2
Customer relationships	480.4	(89.2)	391.2	488.0	(70.8)	417.2
Proprietary database	125.0	(69.1)	55.9	125.0	(52.2)	72.8
Non-compete agreements	3.5	(0.9)	2.6	3.3	(0.5)	2.8
Trade names and other intangible assets	36.1	(11.2)	24.9	36.0	(8.2)	27.8
Total definite-lived intangible assets	$1,022.1	$(433.2)	$588.9	$1,096.4	$(409.4)	$687.0

Amortization expense from continuing operations related to purchased intangible assets was $22.3 million and $19.7 million during the three months ended September 30, 2010 and 2009, respectively.  Amortization expense from continuing operations related to purchased intangible assets was $66.8 million and $58.8 million during the nine months ended September 30, 2010 and 2009, respectively.

4. DEBT

Debt outstanding at September 30, 2010 and December 31, 2009 was as follows:

	September 30,	December 31,
	2010	2009
	(In millions)
Commercial paper, weighted-average rate of 0.4% in 2009	$-	$135.0
Notes, 4.25%, due in installments through March 2012	4.7	7.6
Notes, 7.34%, due in installments through May 2014	60.0	75.0
Notes, 4.45%, due December 2014	275.0	275.0
Notes, 6.30%, due July 2017	272.5	272.5
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 7.00%, due July 2037	250.0	250.0
Borrowings under long-term revolving credit facilities, weighted-average rate of 0.9% in 2009	-	4.8
Capitalized lease obligation	2.3	29.0
Other	2.1	3.1
Total debt	991.6	1,177.0
Less short-term debt and current maturities	(21.0)	(183.2)
Less unamortized discounts	(2.2)	(2.4)
Plus fair value adjustments	18.0	(0.5)
Total long-term debt, net	$986.4	$990.9

Senior Credit Facility.   We are party to an $850.0 million senior unsecured revolving credit facility, which we refer to as the Senior Credit Facility, with a group of financial institutions. Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Senior Credit Facility is scheduled to expire in July 2011. Availability of the Senior Credit Facility for borrowings is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding principal amount of our commercial paper notes. As of September 30, 2010, there were no outstanding borrowings under this facility and $848.3 million was available for borrowings.

Commercial Paper Program.   Our $850.0 million commercial paper program has been established through the private placement of commercial paper notes from time-to-time. Maturities of commercial paper can range from overnight to 397 days. The commercial paper program is supported by our Senior Credit Facility and, pursuant to our existing Board of Directors authorization, the total amount of commercial paper which may be issued is reduced by the amount of any outstanding borrowings under our Senior Credit Facility. At September 30, 2010, there were no outstanding borrowings under this program.

Canadian Credit Facility.   We are a party to a credit agreement with a Canadian financial institution that provides for a C$10.0 million (denominated in Canadian dollars), 364-day revolving credit agreement. This agreement is scheduled to expire in June 2011. As of September 30, 2010, there were no outstanding borrowings under this facility.

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

Guarantees and General Indemnifications.   We may issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit was not material at September 30, 2010, and all have a remaining maturity of one year or less. The maximum potential future payments we could be required to make under the guarantees is not material at September 30, 2010.

We have agreed to standard indemnification clauses in many of our lease agreements for office space, covering such things as tort, environmental and other liabilities that arise out of or relate to our use or occupancy of the leased premises. Certain of our credit agreements include provisions which require us to make payments to preserve an expected economic return to the lenders if that economic return is diminished due to certain changes in law or regulations. In conjunction with certain transactions, such as sales or purchases of operating assets or services in the ordinary course of business, or the disposition of certain assets or businesses, we sometimes provide routine indemnifications, the terms of which range in duration and sometimes are not limited. Additionally, the Company has entered into indemnification agreements with its directors and executive officers to indemnify such individuals to the fullest extent permitted by applicable law against liabilities that arise by reason of their status as directors or officers. The Company maintains directors and officers liability insurance coverage to reduce its exposure to such obligations.

We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to indemnifications on our Consolidated Balance Sheets at September 30, 2010 or December 31, 2009.

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

Tax Matters.   In 2003, the Canada Revenue Agency, or CRA, issued Notices of Reassessment, asserting that Acrofax, Inc., a wholly-owned Canadian subsidiary of Equifax, is liable for additional tax for the 1995 through 2000 tax years, related to certain intercompany capital contributions and loans. The additional tax sought by the CRA for these periods ranges, based on alternative theories, from $8.3 million (8.5 million in Canadian dollars) to $18.5 million (19.0 million in Canadian dollars) plus interest and penalties. Subsequently in 2003, we made a statutorily-required deposit for a portion of the claim. We intend to vigorously contest these reassessments and do not believe we have violated any statutory provision or rule. While we believe our potential exposure is less than the asserted claims and not material to our Consolidated Financial Statements, if the final outcome of this matter was unfavorable to us, an additional claim may be filed by the local province. The likelihood and potential amount of such claim is unknown at this time. We cannot predict when this tax matter will be resolved.

For additional information about these and other commitments and contingencies, see Note 5 of the Notes to Consolidated Financial Statements in our 2009 Form 10-K.

6. INCOME TAXES

We are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years ending prior to December 31, 2002, with few exceptions. In Canada, we are under audit by the Canada Revenue Agency for the 1995 through 2000 tax years (see Note 5 of the Notes to Consolidated Financial Statements). Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit balance may change within the next twelve months by a range of $0 to $3.3 million.

Effective Tax Rate.    Our effective tax rate was 34.4% for the three months ended September 30, 2010 up from 33.3% for the same period in 2009 due primarily to a higher foreign tax rate during 2010, partially offset by a reduction due to a permanent federal tax deduction.  Our effective income tax rate was 35.7% for the nine months ended September 30, 2010 down from 35.9% for the same period in 2009.   Our ongoing effective foreign and consolidated income tax rates in 2010 increased from 2009 due to certain changes in our foreign tax position but this effect was more than offset by the permanent federal tax deduction, a favorable U.K. audit settlement and the absence of an unfavorable discrete item related to the effect of a change in California state income taxes on our deferred tax liabilities recorded in 2009.

7. BENEFIT PLANS

We sponsor defined benefit pension plans and defined contribution plans. We also maintain certain healthcare and life insurance benefit plans for eligible active and retired employees. For additional information about our benefit plans, see Note 9 of the Notes to Consolidated Financial Statements in our 2009 Form 10-K.

The following table provides the components of net periodic benefit cost for the three months and nine months ended September 30, 2010 and 2009:

	Pension Benefits		Other Benefits
	Three Months Ended September 30,
	2010	2009	2010	2009
	(In millions)
Service cost	$1.8	$1.4	$0.1	$0.1
Interest cost	8.7	8.8	0.4	0.5
Expected return on plan assets	(11.1)	(11.3)	(0.3)	(0.4)
Amortization of prior service cost	0.2	0.2	(0.1)	(0.1)
Recognized actuarial loss	2.3	2.2	0.3	0.3
Total net periodic benefit cost	$1.9	$1.3	$0.4	$0.4

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions)
Service cost	$4.7	$4.2	$0.3	$0.3
Interest cost	26.1	26.4	1.3	1.5
Expected return on plan assets	(33.3)	(33.9)	(1.1)	(1.2)
Amortization of prior service cost	0.6	0.6	(0.2)	(0.2)
Recognized actuarial loss	6.8	6.6	0.9	0.9
Total net periodic benefit cost	$4.9	$3.9	$1.2	$1.3

8. RESTRUCTURING CHARGES

2009 Restructuring Charges.   In the fourth quarter of 2009, we recorded a $16.4 million restructuring charge ($10.4 million, net of tax) in selling, general and administrative expenses on our Consolidated Statements of Income primarily related to headcount reductions of approximately 400 positions. This charge resulted from our continuing efforts to align our business to better support our strategic objectives. Generally, severance benefits for our U.S. employees are paid through monthly payroll according to the number of weeks of severance benefit provided to the employee, while our international employees receive a lump sum severance payment for their benefit. Accordingly, we expect the majority of the payments to be completed by December 2010. Payments related to this charge for the three and nine months ended September 30, 2010, totaled $2.3 million and $8.8 million, respectively.  Total payments to date, through September 30, 2010, related to the fourth quarter 2009 restructuring charge were $10.6 million.

During the first quarter of 2009, we recorded in selling, general and administrative expenses on our Consolidated Statements of Income an $8.4 million restructuring charge ($5.4 million, net of tax) associated with headcount reductions of approximately 300 positions. This charge resulted from our efforts to reduce and manage our expenses and to maintain our financial results in the face of a weak global economy and reduced revenues. The majority of the payments were completed by the end of the first quarter of 2010. Payments related to this charge were not material during the three and nine months ended September 30, 2010.  Total payments to date, through September 30, 2010, related to the first quarter 2009 restructuring charge were $7.9 million.

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

9. SEGMENT INFORMATION (Continued)

Operating revenue and operating income by operating segment during the three and nine months ended September 30, 2010 and 2009, are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
Operating revenue:	2010	2009	2010	2009
U.S. Consumer Information Solutions	$194.0	$173.8	$551.7	$542.1
International	122.5	114.9	356.9	320.9
TALX	99.1	83.1	293.4	257.0
North America Personal Solutions	39.9	37.1	119.9	113.0
North America Commercial Solutions	18.3	16.1	55.6	47.6
Total operating revenue	$473.8	$425.0	$1,377.5	$1,280.6

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
Operating income:	2010	2009	2010	2009
U.S. Consumer Information Solutions	$72.2	$63.1	$200.5	$201.9
International	30.8	31.1	89.6	86.6
TALX	22.7	17.7	67.2	56.5
North America Personal Solutions	12.7	10.1	33.0	24.1
North America Commercial Solutions	3.3	2.9	11.4	7.6
General Corporate Expense	(31.5)	(24.9)	(81.4)	(77.8)
Total operating income	$110.2	$100.0	$320.3	$298.9

 10. SUBSEQUENT EVENT

On October 1, 2010, we acquired Anakam, Inc., a provider of large-scale, software-based, multi-factor authentication solutions for $64 million.  Anakam will become part of our Technology and Analytical Services organization which is reported as part of our U.S. Consumer Information Solutions segment.

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

BUSINESS OVERVIEW

We are a leading global provider of information solutions, employment and income verifications and human resources business process outsourcing services. We leverage some of the largest sources of consumer and commercial data, along with advanced analytics and proprietary technology, to create customized insights which enable our business customers to grow faster, more efficiently and more profitably, and to inform and empower consumers.

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

Geographic Information.   We currently operate in the following countries: Argentina, Brazil, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Paraguay, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay, and the U.S. Our operations in Costa Rica and the Republic of Ireland focus on data handling and customer support activities. We offer consumer credit services in Russia and India through joint ventures.

Key Performance Indicators.   Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include operating revenue, change in operating revenue, operating income, operating margin, net income attributable to Equifax, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three and nine months ended September 30, 2010 and 2009, were as follows:

	Key Performance Indicators
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in millions, except per share data)
Operating revenue	$473.8	$425.0	$1,377.5	$1,280.6
Operating revenue change	11%	-6%	8%	-8%
Operating income	$110.2	$100.0	$320.3	$298.9
Operating margin	23.3%	23.5%	23.3%	23.3%
Net income from continuing operations attributable to Equifax	$61.3	$55.7	$173.0	$162.9
Net income attributable to Equifax	$76.5	$59.7	$204.5	$173.7
Diluted earnings per share from continuing operations attributable to Equifax	$0.49	$0.44	$1.36	$1.28
Diluted earnings per share attributable to Equifax	$0.61	$0.47	$1.61	$1.36
Cash provided by operating activities	$68.5	$123.2	$207.4	$268.8
Capital expenditures	$15.5	$17.2	$82.4	$51.2

Business Environment and Company Strategy

Consumer and small business lending activity, which is one of the drivers of demand for our services, continues to be soft in markets around the world, and we expect growth in consumer lending to lag the general economic recovery in the more mature markets.  In addition, new financial regulations are increasing the compliance requirements for many of our customers, introducing new challenges and opportunities in the marketing of our product and service offerings to financial institutions. In an effort to respond to these challenges, we have focused on the following initiatives and activities:

☐
We are further diversifying our revenues by pursuing and investing in key strategic initiatives including new product innovation, differentiated decisioning solutions and analytics leveraging our diverse data assets and technology.

☐	We have reorganized our sales force and have key customer teams dedicated to our largest accounts.
☐	We have divested two product lines that were considered non-strategic, APPRO loan origination software and Direct Marketing Services.
☐	We continue to acquire new data assets and technologies and pursue international expansion.
☐	We continue to focus on managing our expenses through the use of LEAN, Work Out and other process improvement initiatives.

During 2010, we have begun to experience an increase in demand from financial institutions in the U.S. following the actions they have taken to comply with the new credit card regulations which became effective in February of this year and as they began to engage in new lending activity. In addition, our major corporate revenue initiatives, including new product innovation and cross-selling of products across business units, are increasing their contributions to revenue growth. As a result, we have seen year-over-year revenue growth from continuing operations gradually improve over the course of the year.

RESULTS OF OPERATIONS—THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Consolidated Financial Results

Operating Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Revenue	2010	2009	$	%	2010	2009	$	%
	(Dollars in millions)				(Dollars in millions)

U.S. Consumer Information Solutions	$194.0	$173.8	$20.2	12%	$551.7	$542.1	$9.6	2%
International	122.5	114.9	7.6	7%	356.9	320.9	36.0	11%
TALX	99.1	83.1	16.0	19%	293.4	257.0	36.4	14%
North America Personal Solutions	39.9	37.1	2.8	7%	119.9	113.0	6.9	6%
North America Commercial Solutions	18.3	16.1	2.2	14%	55.6	47.6	8.0	17%
Consolidated operating revenue	$473.8	$425.0	$48.8	11%	$1,377.5	$1,280.6	$96.9	8%

Revenue from continuing operations increased by 11% in the third quarter and 8% in the first nine months of 2010 compared to the same periods in 2009.  The favorable effect of foreign exchange rates increased revenue by $1.8 million, or 0.4%, in the third quarter and $23.0 million, or 1.8%, year to date compared to the year ago periods.  Revenue grew over the prior year in both the third quarter and the first nine months of 2010 compared to the prior year in each of our operating segments, primarily driven by strong execution of key strategic initiatives as well as growth contributed by 2009 acquisitions in USCIS and TALX.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Expenses	2010	2009	$	%	2010	2009	$	%
	(Dollars in millions)				(Dollars in millions)

Consolidated cost of services	$188.2	$177.5	$10.7	6%	$566.6	$535.0	$31.6	6%
Consolidated selling, general and administrative expenses	134.0	111.2	22.8	21%	370.4	340.0	30.4	9%
Consolidated depreciation and amortization expense	41.4	36.3	5.1	14%	120.2	106.7	13.5	13%
Consolidated operating expenses	$363.6	$325.0	$38.6	12%	$1,057.2	$981.7	$75.5	8%

The increase in cost of services from continuing operations, when compared to the third quarter and the first nine months of 2009, was due primarily to the impact of increased salary and incentives expense of $2.6 million and $4.1 million, respectively; the impact of changes in foreign currency exchange rates which increased our cost of services by $0.9 million and $11.0 million, respectively; and due to the impact of our fourth quarter 2009 acquisitions of IXI Corporation and Rapid Reporting Verification Company.

Selling, general and administrative expense from continuing operations increased $22.8 million in the third quarter compared to the year ago quarter.  Increased salary, incentive and legal expense contributed $14.5 million.  The remaining increase was primarily due to the inclusion of businesses which we acquired during the fourth quarter of 2009.

The increase in selling, general and administrative expense from continuing operations of $30.4 million, when compared to the first nine months in 2009, was due to changes in foreign currency exchange rates, which increased 2010 expense by $5.1 million, and increased salary, incentive and legal expenses of $18.7 million, offset by an $8.4 million restructuring charge that was incurred during the first quarter of 2009 that did not recur in 2010.  The remaining increase was primarily due to the impact of the inclusion of businesses acquired in the fourth quarter of 2009.

Depreciation and amortization expense from continuing operations increased in 2010 over the same three and nine month periods in 2009, primarily due to our fourth quarter 2009 acquisitions which contributed $2.8 and $8.2 million of incremental depreciation and amortization expense, as well as the affect of recent investments in new products and technology infrastructure.

For additional information about the charges and fees related to our restructuring activity, see Note 8 of the Notes to the Consolidated Financial Statements in this Form 10-Q.

Operating Income and Operating Margin

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
Consolidated Operating Income	2010	2009	$	%		2010	2009	$	%
	(Dollars in millions)					(Dollars in millions)

Consolidated operating revenue	$473.8	$425.0	$48.8	11%		$1,377.5	$1,280.6	$96.9	8%
Consolidated operating expenses	(363.6)	(325.0)	(38.6)	12%		(1,057.2)	(981.7)	(75.5)	8%
Consolidated operating income	$110.2	$100.0	$10.2	10%		$320.3	$298.9	$21.4	7%
Consolidated operating margin	23.3%	23.5%		-0.2	% pts	23.3%	23.3%		0.0	% pts

The increase in operating income from continuing operations for the third quarter and first nine months of 2010, when compared to the same period in 2009, primarily is attributed to the 11% and 8% increase in revenue, respectively.  Operating margin was relatively flat in both the three and nine months ended September 30, 2010 compared to the prior year.

Other Expense, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Other Expense, Net	2010	2009	$	%	2010	2009	$	%
	(Dollars in millions)				(Dollars in millions)

Consolidated interest expense	$14.0	$14.1	$(0.1)	0%	$42.3	$42.9	$(0.6)	-1%
Consolidated other income, net	(0.7)	(0.2)	(0.5)	282%	(1.0)	(5.8)	4.8	-81%
Consolidated other expense, net	$13.3	$13.9	$(0.6)	-4%	$41.3	$37.1	$4.2	11%
Average cost of debt	5.5%	5.0%			5.2%	4.9%
Total consolidated debt, net, at quarter end	$1,007.4	$1,069.1	$(61.7)	-6%	$1,007.4	$1,069.1	$(61.7)	-6%

Other expense, net, from continuing operations for the third quarter of 2010 remained consistent with the same period in 2009.  The increase in other expense, net, from continuing operations for the first nine months of 2010, as compared to 2009, was primarily due to a decline in other income, net.  Other income, net, for 2009 included a $2.7 million mark-to-market adjustment on certain insurance policies, a $1.1 million gain on our repurchase of $7.5 million principal amount of our ten-year senior notes due 2017 and a $1.3 million gain related to a litigation settlement.  Interest expense decreased slightly for the first nine months of 2010, when compared to the same period in 2009, as a decrease in our average debt balance from $1.2 billion to $1.1 billion more than offset an increase in the average cost of our total debt from 4.9% in 2009 to 5.2% in 2010.

Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Provision for Income Taxes	2010	2009	$	%	2010	2009	$	%
	(Dollars in millions)				(Dollars in millions)

Consolidated provision for income taxes	$33.3	$28.7	$4.6	16%	$99.7	$94.0	$5.7	6%
Effective income tax rate	34.4%	33.3%			35.7%	35.9%

Our effective tax rate was 34.4% for the three months ended September 30, 2010 up from 33.3% for the same period in 2009 due primarily to a higher foreign tax rate during 2010, partially offset by a reduction due to a permanent federal tax deduction.  Our effective income tax rate was 35.7% for the nine months ended September 30, 2010 down from 35.9% for the same period in 2009.  Our ongoing effective foreign and consolidated income tax rates in 2010 increased from 2009 due to certain changes in our foreign tax position but this effect was more than offset by the permanent federal tax deduction, a favorable U.K. audit settlement and the absence of an unfavorable discrete item related to the effect of a change in California state income taxes on our deferred tax liabilities recorded in 2009.

Net Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Net Income	2010	2009	$	%	2010	2009	$	%
	(In millions, except per share amounts)				(In millions, except per share amounts)

Consolidated operating income	$110.2	$100.0	$10.2	10%	$320.3	$298.9	$21.4	7%
Consolidated other expense, net	(13.3)	(13.9)	0.6	-4%	(41.3)	(37.1)	(4.2)	11%
Consolidated provision for income taxes	(33.3)	(28.7)	(4.6)	16%	(99.7)	(94.0)	(5.7)	6%
Consolidated income from continuing operations	63.6	57.4	6.2	11%	179.3	167.8	11.5	7%
Discontinued operations, net of tax	15.2	4.0	11.2	278%	31.5	10.8	20.7	188%
Consolidated net income	78.8	61.4	17.4	28%	210.8	178.6	32.2	18%
Net income attributable to noncontrolling interests	(2.3)	(1.7)	(0.6)	31%	(6.3)	(4.9)	(1.4)	28%
Net income attributable to Equifax	$76.5	$59.7	$16.8	28%	$204.5	$173.7	$30.8	18%
Diluted earnings per common share attributable to Equifax	$0.61	$0.47	$0.14	30%	$1.61	$1.36	$0.25	18%
Diluted earnings per common share from continuing operations	$0.49	$0.44	$0.05	11%	$1.36	$1.28	$0.08	6%
Weighted-average shares used in computing diluted earnings per share	125.8	128.0			127.1	127.8

 The increase in net income attributable to Equifax for the third quarter of 2010 and the first nine months of 2010, as compared to the same period in 2009, was primarily due to increased income from discontinued operations, driven by a $14.9 million gain, net of tax, on the sale of DMS recorded in the third quarter of 2010 and a $12.3 million gain, net of tax, on the sale of the APPRO product line recorded in the second quarter of 2010, partially offset by modestly lower operating results from the discontinued operations.  Both the three and nine month periods of 2010 also benefited from higher operating income, which grew generally in line with higher revenue.

Segment Financial Results

USCIS

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
U.S. Consumer Information Solutions	2010	2009	$	%		2010	2009	$	%
	(Dollars in millions)					(Dollars in millions)
Operating revenue:
Online Consumer Information Solutions (OCIS)	$128.3	$125.6	$2.7	2%		$368.3	$385.2	$(16.9)	-4%
Mortgage Solutions	32.2	22.5	9.7	43%		84.2	76.5	7.7	10%
Consumer Financial Marketing Services	33.5	25.7	7.8	30%		99.2	80.4	18.8	23%
Total operating revenue	$194.0	$173.8	$20.2	12%		$551.7	$542.1	$9.6	2%
% of consolidated revenue	41%	41%				40%	42%
Total operating income	$72.2	$63.1	$9.1	15%		$200.5	$201.9	$(1.4)	-1%
Operating margin	37.2%	36.2%		1.0	% pts	36.3%	37.2%		-0.9	% pts

U.S. Consumer Information Solutions revenue increased 12% in the third quarter as compared to the prior year period due to growth in Mortgage Solutions and Consumer Financial Marketing Services and our acquisition of IXI Corporation in the fourth quarter of 2009.  For the first nine months of 2010, revenue increased 2% from the prior year as growth in Mortgage Solutions along with growth due to our acquisition of IXI Corporation was partially offset by a small decline in online credit reporting revenue.

OCIS

Revenue for the third quarter of 2010 increased 2% compared to the prior year period, representing the first quarter-over-quarter growth in our most profitable product family since the fourth quarter of 2007.  Growth was aided by increased sales of credit reports to independent providers of mortgage tri-merge reporting services as a result of higher mortgage refinancing activity during the quarter.  Revenue for the first nine months of 2010, as compared to the same period in the prior year, declined primarily due to a reduction of online credit decision transaction volume of 8% caused by weakness in the U.S. consumer credit markets, partially offset by higher average revenue per transaction due to a favorable shift in customer mix.

Mortgage Solutions

Revenue for the third quarter of 2010 and first nine months of 2010 has increased, as compared to the prior year periods, due to favorable long-term interest rates that have resulted in higher consumer refinancing activity.  The nine month period ended September 30, 2010, also benefitted from increased home sales activity attributable to government tax incentives related to housing purchases in the U.S. which expired on May 31, 2010.

Consumer Financial Marketing Services

Revenue increased for the third quarter of 2010 and first nine months of 2010, as compared to the same periods in 2009, primarily due to our acquisition of IXI Corporation during the fourth quarter of 2009.

USCIS Operating Margin

Operating margin increased 100 basis points in the third quarter of 2010, as compared to the same period in 2009, due to expense leverage resulting from revenue growth and the expense benefit of certain process streamlining activities, and decreased in the first nine months of 2010 as compared to the same period in 2009, mainly due to the impact of amortization expense associated with the IXI acquisition.

International

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
International	2010	2009	$	%		2010	2009	$	%
	(Dollars in millions)					(Dollars in millions)
Operating revenue:
Latin America	$59.1	$52.3	$6.8	13%		$170.9	$145.3	$25.6	18%
Europe	35.0	36.5	(1.5)	-4%		101.4	102.5	(1.1)	-1%
Canada Consumer	28.4	26.1	2.3	9%		84.6	73.1	11.5	16%
Total operating revenue	$122.5	$114.9	$7.6	7%		$356.9	$320.9	$36.0	11%
% of consolidated revenue	26%	27%				26%	25%
Total operating income	$30.8	$31.1	$(0.3)	-1%		$89.6	$86.6	$3.0	4%
Operating margin	25.2%	27.0%		-1.8	% pts	25.1%	27.0%		-1.9	% pts

International revenue increased in the three and nine month periods compared to the same periods in 2009 primarily due to strong growth in Latin America and the favorable impact of changes in foreign exchange rates.  Local currency fluctuations against the U.S. dollar favorably impacted our International revenue by $1.5 million, or 2%, in the third quarter, and $21.0 million, or 6%, in the first nine months, respectively.  In local currency, International revenue was up 5% from both the three and nine month periods in 2009.

Latin America

Revenue for the third quarter and first nine months of 2010 increased over the prior year periods partially due to favorable foreign currency impacts of $2.4 million, or 5%, and $13.1 million, or 9%, respectively. In local currency, revenue increased 8% from the third quarter of 2009 and 9% from the first nine months of 2009. Local currency revenue increased in most of our Latin American geographies, resulting from broad-based growth across all product segments, partially offset by a modest decline in Brazil.

Europe

The decrease in revenue for the third quarter and first nine months of 2010, as compared to the prior year periods, was due to an unfavorable foreign currency impact of $2.4 million, or 6%, and $1.5 million, or 1%, respectively. In local currency, revenue increased 2% in the third quarter of 2010, when compared to the same period in 2009, and remained flat in the nine month period ended September 30, 2010 compared to the prior year period.

Canada Consumer

The increase in revenue for the third quarter and the first nine months of 2010, as compared to the prior year periods, was primarily due to favorable foreign currency impact of $1.5 million, or 6%, and $9.4 million, or 13%, respectively. In local currency, revenue increased 3% when compared to the third quarter and first nine months of 2009. The increase in local currency was due to increased volumes for our technology and analytical services products primarily due to growth in the customer base for a new fraud mitigation product.

International Operating Margin

Operating margin declined in the third quarter and first nine months of 2010 as compared to the prior year periods primarily due to a shift in product mix.

TALX

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
TALX	2010	2009	$	%		2010	2009	$	%
	(Dollars in millions)					(Dollars in millions)
Operating revenue:
The Work Number	$55.2	$37.0	$18.2	49%		$154.9	$116.6	$38.3	33%
Tax and Talent Management Services	43.9	46.1	(2.2)	-5%		138.5	140.4	(1.9)	-1%
Total operating revenue	$99.1	$83.1	$16.0	19%		$293.4	$257.0	$36.4	14%
% of consolidated revenue	21%	19%				21%	20%
Total operating income	$22.7	$17.7	$5.0	28%		$67.2	$56.5	$10.7	19%
Operating margin	22.9%	21.4%		1.5	% pts	22.9%	22.0%		0.9	% pts

The Work Number

Revenue from The Work Number increased $18.2 million, or 49%, in the third quarter of 2010 compared to the third quarter of 2009 due to growth of over 20% from traditional employment based verification and complementary services, with strong demand across each of the mortgage, pre-employment screening, social services and collections sectors; and due to the impact of our acquisition of Rapid Reporting Verification Company in the fourth quarter of 2009.  For the nine months year to date, The Work Number revenue increased $38.3 million, or 33%, due to low to mid-double digit growth in verifications revenue across each of the mortgage, collections, social services and employment pre-screening customer segments, and due to the acquisition of Rapid Reporting Verification Company.

Tax and Talent Management Services

The decrease in revenue during the third quarter of 2010 and in the first nine months of 2010, as compared to the same periods in 2009, resulted primarily from expected declines in our Tax Management Services business driven primarily by decreases in unemployment compensation claims activity, partially offset by revenue growth in our Talent Management Services business due to increased government hiring activity at the U.S. Transportation and Security Administration and other large government customers.

TALX Operating Margin

Operating margin increased 150 and 90 basis points for the third quarter and first nine months of 2010, respectively, as compared to the prior year, due to continued revenue growth, while operating expenses grew at a slower rate due to the leveraging of certain fixed operational and overhead costs and certain operating process efficiencies.

North America Personal Solutions

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
North America Personal Solutions	2010	2009	$	%		2010	2009	$	%
	(Dollars in millions)					(Dollars in millions)

Total operating revenue	$39.9	$37.1	$2.8	7%		$119.9	$113.0	$6.9	6%
% of consolidated revenue	8%	9%				9%	9%
Total operating income	$12.7	$10.1	$2.6	25%		$33.0	$24.1	$8.9	37%
Operating margin	31.9%	27.3%		4.6	% pts	27.5%	21.3%		6.2	% pts

Revenue increased $2.8 million, or 7%, from the prior year quarter, and $6.9 million, or 6%, from the first nine months of 2009, primarily due to increased direct to consumer, Equifax-branded subscription service revenue, which was up 10% from the prior year quarter and 12% from the first nine months of 2009, driven by higher average revenue per subscriber due to new product offerings and better market segmentation.  The increase in subscription revenue was partially offset by lower transaction sales for the nine month period, as a result of lower levels of new consumer credit activity, and lower corporate breach revenues in both the three and nine month periods.  The operating margin increase in the third quarter and first nine months of 2010, as compared to the prior year period, was primarily due to the increase in revenue discussed above, operating efficiencies, and for the third quarter, lower marketing spending.

North America Commercial Solutions

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
North America Commercial Solutions	2010	2009	$	%		2010	2009	$	%
	(Dollars in millions)					(Dollars in millions)

Total operating revenue	$18.3	$16.1	$2.2	14%		$55.6	$47.6	$8.0	17%
% of consolidated revenue	4%	4%				4%	4%
Total operating income	$3.3	$2.9	$0.4	14%		$11.4	$7.6	$3.8	51%
Operating margin	17.9%	17.8%		0.1	% pts	20.5%	15.9%		4.6	% pts

Revenue increased for the three and nine months ended September 30, 2010, as compared to the same period in the prior year, 14% and 17%, respectively.  The favorable impact of changes in the U.S.—Canadian foreign exchange rate impacted revenue by $0.3 million, or 2%, as compared to the third quarter of 2009, and by $2.1 million, or 5%, as compared to the first nine months of 2009.  In local currency, revenue increased 12% in both periods compared to the prior year. The local currency increase was primarily due to increases in U.S. risk and marketing service revenue and revenue from our data management products.   Online transaction volume for U.S. commercial credit information products for the third quarter and first nine months of 2010 increased when compared to the prior year period. Operating margin also increased for the third quarter and first nine months of 2010, as compared to the same period in 2009, as the rapid rate of revenue growth exceeded growth in operating expenses.

General Corporate Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
General Corporate Expense	2010	2009	$	%	2010	2009	$	%
	(Dollars in millions)				(Dollars in millions)

General corporate expense	$31.5	$24.9	$6.6	27%	$81.4	$77.8	$3.6	5%

Our general corporate expenses are costs that are incurred at the corporate level and include those expenses impacted by corporate direction, such as shared services, administrative, legal, restructuring and equity compensation costs. General corporate expenses increased by $6.6 million for the third quarter of 2010, compared to the same period in 2009, primarily due to increased benefit and incentive costs, upgrades in shared corporate technology and acquisition-related expenses.  For the nine months ended September 30, 2010, general corporate expense increased $3.6 million primarily as a result of the same factors noted above plus higher project-driven professional fees, partially offset by an $8.4 million restructuring charge recorded during the first quarter of 2009 related to headcount reductions.

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

Sources and Uses of Cash

Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity. We expect that funds generated from expected results of operations will be sufficient to finance our anticipated working capital and other cash requirements (such as capital expenditures, interest payments, potential pension funding contributions, dividend payments and stock repurchases, if any) for the foreseeable future. In the event that credit market conditions were to deteriorate, we would rely more heavily on borrowings from the Senior Credit Facility as described below. At September 30, 2010, $848.3 million was available to borrow under our Senior Credit Facility. Our Senior Credit Facility does not include a provision under which lenders could refuse to allow us to borrow under this facility in the event of a material adverse change in our financial condition, as long as we are in compliance with the covenants contained in the lending agreement.  The Senior Credit Facility will expire in July 2011 and we currently intend to renew the facility prior to its maturity date.

The following table summarizes our cash flows for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,		Change
			2010 vs. 2009
Net cash provided by (used in):	2010	2009	$	%
	(Dollars in millions)

Operating activities	$207.4	$268.8	$(61.4)	-23%
Investing activities	$85.5	$(52.9)	$138.4	nm
Financing activities	$(278.7)	$(201.1)	$(77.6)	nm

nm - not meaningful

Operating Activities

The decrease in operating cash flow was primarily driven by $35.0 million of additional pension contributions, the effect of changes in deferred income tax balances and other changes in net working capital during 2010.

Fund Transfer Limitations.   The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited, in some cases, by certain restrictions imposed by foreign governments; these restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.

Investing Activities

Capital Expenditures

	Nine Months Ended September 30,		Change
Net cash used in:	2010	2009	2010 vs. 2009
	(In millions)

Capital expenditures	$82.4	$51.2	$31.2

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

Acquisitions, Divestitures and Investments

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2010	2009	2010 vs. 2009
	(In millions)

Acquisitions, net of cash acquired	$(15.3)	$(3.5)	$(11.8)
Cash received from divestiture	$181.7	$-	$181.7
Dividend from unconsolidated affiliates	$1.5	$1.8	$(0.3)

During the first nine months of 2010, we invested $15.3 million in acquisitions.  We acquired three businesses in Latin America and resolved a contingent earn-out associated with a 2008 acquisition included in our TALX segment.  The earn-out was measured on the completion of 2009 revenue targets and was accrued at December 31, 2009.

On July 1, 2010, we sold our Direct Marketing Services division generating cash proceeds of approximately $115 million.  During the second quarter of 2010, we sold our Equifax Enabling Technologies LLC legal entity, consisting of our APPRO loan origination software (“APPRO”), generating cash proceeds of approximately $67 million.  Approximately $5 million of the purchase price was paid by the acquirer into an escrow account that will be released to us, upon the satisfaction of certain conditions, over the two year period following the sale.

Financing Activities

Borrowings and Credit Facility Availability

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2010	2009	2010 vs. 2009
	(In millions)

Net short-term borrowings (repayments)	$(134.0)	$247.5	$(381.5)
Net repayments under long-term revolving credit facilities	$(5.0)	$(420.0)	$415.0
Payments on long-term debt	$(19.6)	$(6.6)	$(13.0)

Credit Facility Availability

Our principal unsecured revolving credit facility with a group of banks, which we refer to as the Senior Credit Facility, permits us to borrow up to $850.0 million through July 2011. The Senior Credit Facility may be used for general corporate purposes. Availability of the Senior Credit Facility for borrowings is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding principal amount of our commercial paper notes, or CP. We currently intend to renew the Senior Credit Facility prior to its maturity date. Given current credit markets conditions, we expect to face higher bank fees and increased borrowing spreads in connection with this renewal.

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

At September 30, 2010, no amounts were outstanding under our Senior Credit Facility, CP program or Canadian Credit Facility. At September 30, 2010, a total of $858.0 million was available under our Senior and Canadian Credit Facilities.

At September 30, 2010, approximately 71% of our debt was fixed-rate debt and 29% was effectively variable-rate debt. Our variable-rate debt, consisting of our five-year senior notes due 2014 (against which we have executed interest rate swaps to convert interest expense from fixed rates to floating rates), generally bears interest based on a specified margin plus a base rate (LIBOR). The interest rates reset periodically, depending on the terms of the respective financing arrangements. At September 30, 2010, interest rates on our variable-rate debt were 2.1%.

Borrowing and Repayment Activity

Net short-term borrowings (repayments) primarily represent activity under our CP program, as well as activity under our Canadian Credit Facility. Net (repayments) borrowings under long-term revolving credit facilities relates to activity on our Senior Credit Facility. We primarily borrow under our CP program, when available.

The increase in net short-term (repayments) borrowings primarily reflects the net repayment of $135.0 million of CP notes since December 31, 2009. The decrease in net repayments under long-term revolving credit facilities represents the 2009 repayment of borrowings outstanding at December 31, 2008, under our Senior Credit Facility as we decreased our use of CP to fund our capital needs in 2009 and 2010.

The increase in payments on long-term debt primarily reflects a $15 million payment made in the second quarter of 2010 on our 7.34% Notes.

Debt Covenants.   A downgrade in our credit ratings would increase the cost of borrowings under our CP program and credit facilities, and could limit or, in the case of a significant downgrade, preclude our ability to issue CP. Our outstanding indentures and comparable instruments also contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions. In addition, our Senior Credit Facility and Canadian Credit Facility each require us to maintain a maximum leverage ratio of not more than 3.5. Our leverage ratio was 1.71 at September 30, 2010. None of these covenants are considered restrictive to our operations and, as of September 30, 2010, we were in compliance with all of our debt covenants.

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

Equity Transactions

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2010	2009	2010 vs. 2009
	(In millions)

Treasury stock repurchases	$(116.4)	$(9.1)	$(107.3)
Dividends paid to Equifax shareholders	$(14.9)	$(15.1)	$0.2
Dividends paid to noncontrolling interests	$(3.4)	$(3.3)	$(0.1)
Proceeds from exercise of stock options	$13.8	$5.9	$7.9
Excess tax benefits from stock-based compensation plans	$1.6	$0.5	$1.1

Sources and uses of cash related to equity during the nine months ended September 30, 2010 and 2009 were as follows:

•
Under share repurchase programs authorized by our Board of Directors, we purchased 3.7 million and 0.4 million common shares on the open market during the nine months ended September 30, 2010 and 2009, respectively, for $116.4 million and $9.1 million, respectively, at an average price per common share of $30.09 and $22.87, respectively. At September 30, 2010, the Company had approximately $155.5 million remaining for stock repurchases under the existing Board authorization.

•
Our dividends per share were $0.12 per share for both of the nine month periods presented. We paid cash dividends to Equifax shareholders of $14.9 million and $15.1 million during the nine months ended September 30, 2010 and 2009, respectively.

•	We received cash of $13.8 million and $5.9 million during the first nine months of 2010 and 2009, respectively, from the exercise of stock options.

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

Benefit Plans

At December 31, 2009, our U.S. Retirement Income Plan, or USRIP, met or exceeded ERISA’s minimum funding requirements. In January 2010, we made a contribution of $20.0 million to the USRIP and in September 2010, we made an additional contribution of $30.0 million. In the future, we expect to make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and our liquidity needs. We believe additional funding contributions, if any, would not prevent us from continuing to meet our liquidity needs, which are primarily funded from cash flows generated by operating activities, available cash and cash equivalents, and our committed credit facilities.

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

Goodwill

We review goodwill and indefinite lived intangible assets for impairment annually (as of September 30) and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance or trends, competition, or sale or disposition of a significant portion of a reporting unit. We have nine reporting units comprised of Consumer Information Solutions (which includes Mortgage Solutions and Consumer Financial Marketing Services), Europe, Latin America, Canada Consumer, North America Personal Solutions, North America Commercial Solutions, The Work Number, Tax Management Services and Talent Management Services.

The goodwill balance at September 30, 2010, for our nine reporting units was as follows:
September 30,
2010
(In millions)
Consumer Information Solutions (including Mortgage Solutions and Consumer Financial Marketing Services)	$587.8
Europe	99.1
Latin America	215.0
Canada Consumer	30.1
North America Personal Solutions	1.8
North America Commercial Solutions	37.4
The Work Number	752.3
Tax Management Services	121.6
Talent Management Services	26.1
Total goodwill	$1,871.2

As permitted by applicable accounting rules, the fair values of Consumer Information Solutions, Europe, Canada Consumer, North America Personal Solutions, and North America Commercial Solutions were not calculated at September 30, 2010 as a) the assets and liabilities that make up the reporting unit have not changed significantly since their most recent fair value determination b) the most recent fair value determination resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin and c) based on an analysis of events that have occurred and circumstances that have changed since the most recent fair value determination, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote.

Valuation Techniques

In determining the fair value of our reporting units, we used a combination of the income and market approaches to estimate the reporting unit’s business enterprise value.

Under the income approach, we calculate the fair value of a reporting unit based on estimated future discounted cash flows which require assumptions about short and long-term revenue growth rates, operating margins for each reporting unit, discount rates, foreign currency exchange rates and estimates of capital charges. The assumptions we use are based on what we believe a hypothetical marketplace participant would use in estimating fair value. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings before income taxes, depreciation and amortization, for benchmark companies. We believe the benchmark companies used for each of the reporting units serve as an appropriate input for calculating a fair value for the reporting unit as those benchmark companies have similar risks, participate in similar markets, provide similar services for their customers and compete with us directly. The companies we use as benchmarks are outlined in our discussion of Competition in our 2009 Form 10-K. Data for the benchmark companies was obtained from publicly available information. Latin America has benchmark companies that conduct operations of businesses of a similar type and scope, such as Experian Group Limited and The Dun & Bradstreet Corporation. The Work Number, Tax Management Services and Talent Management Services share a different set of benchmark companies, notably ADP and Paychex Inc., as the markets they serve are different than those served by our other reporting units. Valuation multiples were selected based on a financial benchmarking analysis that compared the reporting unit’s operating result with the comparable companies’ information. In addition to these financial considerations, qualitative factors such as variations in growth opportunities and overall risk among the benchmark companies were considered in the ultimate selection of the multiple.

The values separately derived from each of the income and market approach valuation techniques were used to develop an overall estimate of a reporting unit’s fair value. We use a consistent approach across all reporting units when considering the weight of the income and market approaches for calculating the fair value of each of our reporting units. This approach relies more heavily on the calculated fair value derived from the income approach, with 70% of the value coming from the income approach. We believe this approach is consistent with that of a market participant in valuing prospective purchase business combinations. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value.

We have not made any material changes to the valuation methodology we use to assess goodwill impairment since the date of the last annual impairment test.

Growth Assumptions

The assumptions for our future cash flows begin with our historical operating performance, the details of which are described in our Management’s Discussion & Analysis of operating performance. Additionally, we consider the impact that known economic, industry and market trends will have on our future forecasts, as well as the impact that we expect from planned business initiatives including new product initiatives, client service and retention standards, and cost management programs. At the end of the forecast period, the long-term growth rate we used to determine the terminal value of each reporting unit was generally 3% to 5% based on management’s assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations such as GDP, inflation and the maturity of the markets we serve.

As a result of the economic downturn experienced in 2008 and 2009, and the resultant decline in revenue experienced in certain of our business units, in completing our 2010 impairment testing at September 30, 2010, we projected only modest revenue growth in 2011 for our other reporting units based on planned business initiatives and prevailing trends exhibited by these units, such as continued demand for employment verification services and government hiring activity at the U.S. Transportation and Security Administration in The Work Number and Talent Management Services reporting units. The anticipated revenue growth, however, is partially offset by assumed increases in expenses for a majority of our reporting units which reflect the additional level of investment needed in order to achieve the planned revenue growth. Our 2010 long-term forecast does not anticipate meaningful recovery of the global economy until 2011. Although we do not expect consolidated revenue or cash flow to improve meaningfully until 2011, we continue to take cost containment actions to help maintain operating margins for our reporting units.

Discount Rate Assumptions

We utilize a weighted average cost of capital, or WACC, in our impairment analysis that makes assumptions about the capital structure that we believe a market participant would make and include a risk premium based on an assessment of risks related to the projected cash flows of each reporting unit. We believe this approach yields a discount rate that is consistent with an implied rate of return that an independent investor or market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed. To calculate the WACC, the cost of equity and cost of debt are multiplied by the assumed capital structure of the reporting unit as compared to industry trends and relevant benchmark company structures. The cost of equity was computed using the Capital Asset Pricing Model which considers the risk-free interest rate, beta, equity risk premium and specific company risk premium related to a particular reporting unit. The cost of debt was computed using a benchmark rate and the Company’s tax rate. For the 2010 annual goodwill impairment evaluation, the discount rates used to develop the estimated fair value of the reporting units ranged from 10% to 16%. Because of assigned market premiums, discount rates are lowest for reporting units, whose cash flows are expected to be less volatile due to such factors as the maturity of the market they serve, their position in that market or other macroeconomic factors. Where there is the greatest volatility of cash flows due to competition, or participation in less stable geographic markets than the United States, such as our Latin America reporting unit, the discount rate selected is in the higher portion of the range as there is more inherent risk in the expected cash flows of that reporting unit.

Estimated Fair Value and Sensitivities

The estimated fair value of the reporting units whose fair value was calculated for purposes of the 2010 impairment testing is derived from the valuation techniques described above, incorporating the related projections and assumptions. An indication of possible impairment occurs when the estimated fair value of the reporting unit is below the carrying value of its equity. The estimated fair value for all reporting units exceeded the carrying value of these units as of September 30, 2010. As a result, no goodwill impairment was recorded.

The estimated fair value of the reporting unit is highly sensitive to changes in these projections and assumptions; therefore, in some instances changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. For example, an increase in the discount rate and decline in the cumulative cash flow projections of a reporting unit could cause the fair value of certain reporting units to be below its carrying value. We perform sensitivity analyses around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values. Ultimately, future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. The excess of fair value over carrying value for the Company’s reporting units that were valued as of September 30, 2010, ranged from approximately 15% to 76%.

The Work Number revenues have been strong historically, having grown at a double digit compound annual growth rate since our acquisition of the reporting unit on May 17, 2007, therefore revenue growth is expected to continue for each of the years used in the preparation of the discounted cash flows. The actual growth rate for The Work Number would have to decline to a compounded rate of 5% growth, with all other factors held constant, for the reporting unit’s fair value to drop below its carrying value. However, in the event that the revenue growth rate was to decline, management would take action to preserve operating margins. If the fair value dropped below carrying value, we would compare the carrying value of the goodwill to the implied fair value of goodwill to determine if a goodwill impairment charge would become necessary.

The calculated percentage excess in the Latin America reporting unit, at approximately 15%, reflects in part the effect of the uncertain economic and competitive conditions in Latin America on our actual and projected financial performance.  The projections used in the calculation of fair value reflect our assumption of moderate economic growth in most of these countries, increases in revenue from new product and new customer segment initiatives, and our planned spending on operating improvement initiatives in 2011 to drive improving growth, followed by growth for all of Latin America in 2012.  If our operating improvement initiatives are not successful, there could be a change in the valuation of our goodwill in future periods and may possibly result in the recognition of an impairment loss.

The reporting unit having the lowest absolute dollar excess of fair value over carrying value is our Talent Management Services business which has a goodwill balance of $26.1 million as of September 30, 2010. This reporting unit has been impacted by uncertainty in government hiring activity and, as a result, we have lowered our revenue growth projections. While no impairment was noted in our impairment test as of September 30, 2010, if customer hiring activity does not increase in the near to medium term as forecast or if other events adversely impact the business drivers and corresponding assumptions used to value this reporting unit, there could be a change in the valuation of our goodwill in future periods and may possibly result in the recognition of an impairment loss.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2009 Form 10-K. There were no material changes to our market risk exposure during the nine months ended September 30, 2010.

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

California Bankruptcy Litigation.   In consolidated actions filed in the U.S. District Court for the Central District of California, captioned Terri N. White, et al. v. Equifax Information Services LLC, Jose Hernandez v. Equifax Information Services LLC, Kathryn L. Pike v. Equifax Information Services LLC, and Jose L. Acosta, Jr., et al. v. Trans Union LLC, et al. , plaintiffs asserted that Equifax violated federal and state law (the FCRA, the California Credit Reporting Act and the California Unfair Competition Law) by failing to follow reasonable procedures to determine whether credit accounts are discharged in bankruptcy, including the method for updating the status of an account following a bankruptcy discharge. On August 20, 2008, the District Court approved a Settlement Agreement and Release providing for certain changes in the procedures used by defendants to record discharges in bankruptcy on consumer credit files. That settlement resolved claims for injunctive relief, but not plaintiffs’ claims for damages. On May 7, 2009, the District Court issued an order preliminarily approving an agreement to settle remaining class claims. Certain plaintiffs filed a motion to reconsider the preliminary approval order, which motion was denied by the District Court on June 9, 2009. Following a hearing on May 20, 2010, the District Court deferred final approval of the settlement and issued an order requiring the settling parties to send a supplemental notice to all class members.

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

ITEM 1A.  RISK FACTORS

The following risk factor updates the disclosure of risk factors included in Item 1A of our 2009 Form 10-K.

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act could require us to change certain of our business practices, reduce our revenue, impose additional costs on us or otherwise adversely affect our business operations and/or competitive position.

On July 21, 2010, the Dodd-Frank Act became law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the U.S., establishes the new Bureau of Consumer Financial Protection (the "BCFP") within the Federal Reserve Board, and will require the BCFP and other federal agencies to implement many new and significant rules and regulations. The BCFP will have sweeping powers to administer and enforce a new federal regulatory framework of consumer financial regulation. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact the U.S. economy or our business. Compliance with these new laws and regulations may require changes in the way we conduct our business and may result in additional compliance costs, which could be significant and could adversely impact our results of operations, financial condition or liquidity.

Other than as set forth above, there have been no other material changes in the risk factors applicable to us from those disclosed in our 2009 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our third quarter ended September 30, 2010:

				Maximum Number
				(or Approximate
			Total Number	Dollar Value)
	Total	Average	of Shares Purchased	of Shares that May
	Number	Price	as Part of	Yet Be Purchased
	of Shares	Paid	Publicly-Announced	Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
June 1 - June 30, 2010				$207,159,074
July 1 - July 31, 2010	1,349	$-	-	$207,159,074
August 1 - August 31, 2010	1,721,489	$30.09	1,717,269	$155,486,450
September 1 - September 30, 2010	569	$-	-	$155,486,450
Total	1,723,407	$30.09	1,717,269	$155,486,450

(1)
The total number of shares purchased includes: (a) shares purchased pursuant to our publicly-announced share repurchase program, or Program; and (b) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 1,349 shares for the month of July 2010, 4,220 shares for the month of August 2010, and 569 shares for the month of September 2010.

(2)	Average price paid per share for shares purchased as part of our Program (includes brokerage commissions).

(3)
On May 7, 2010, our Board of Directors increased the amounts authorized under the Program by an additional $150 million, and we publicly announced this increase on May 7, 2010. At September 30, 2010, the amount authorized for future share repurchases under the Program was $155.5 million. The Program does not have a stated expiration date.

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

Equifax Inc.
(Registrant)

Date: October 28, 2010	By:	/s/ Richard F. Smith
Richard F. Smith
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: October 28, 2010		/s/ Lee Adrean
Lee Adrean
Corporate Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: October 28, 2010		/s/ Nuala M. King
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