Form 10-K
period 2010-12-31
EQUIFAX INC
filed 2011-02-23
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ YES  ☒ NO

As of June 30, 2010, the aggregate market value of Registrant’s common stock held by non-affiliates of Registrant was approximately $3,507,932,713 based on the closing sale price as reported on the New York Stock Exchange. At January 31, 2011, there were 122,739,885 shares of Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive proxy statement for its 2011 annual meeting of shareholders are incorporated by reference in Part III of this 10-K.

PART I

ITEM 1.  BUSINESS

OVERVIEW

Equifax Inc. is a leading global provider of information solutions for businesses and consumers. We have a large and diversified group of clients and customers, including financial institutions, corporations, governments and individuals. Our products and services are based on comprehensive databases of consumer and business information derived from numerous types of credit, financial, employment and income, public record, demographic and marketing data. We use proprietary analytical tools to analyze this data to create customized insights, decision-making solutions and processing services for businesses. We help consumers understand, manage and protect their personal information and make more informed financial decisions. Additionally, we are a leading provider of payroll-related and human resources business process outsourcing services in the United States of America, or U.S.

We currently operate in three global regions: North America (U.S. and Canada), Europe (the United Kingdom, or U.K., Spain and Portugal) and Latin America (Argentina, Brazil, Chile, Ecuador, El Salvador, Honduras, Paraguay, Peru and Uruguay). We also maintain support operations in Costa Rica and the Republic of Ireland. We own an equity interest in a consumer credit information company in Russia. During 2009, we formed a joint venture to provide a broad range of credit data and information solutions in India. Of the countries in which we operate, 73% of our revenue was generated in the U.S. during 2010.

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

We are organized and report our business results in five operating segments, as follows:

•
U.S. Consumer Information Solutions (USCIS) — provides consumer information solutions to businesses in the U.S. including online credit data and credit decision technology solutions (OCIS), mortgage reporting and settlement solutions, and consumer financial marketing services (CFMS).

•
International — includes our Canada Consumer, Europe and Latin America business units. Products and services offered are similar to those available in the USCIS, North America Commercial Solutions and North America Personal Solutions operating segments but vary by geographic region.

•
TALX — provides services enabling clients to outsource and automate the performance of certain payroll-related and human resources business processes, including employment, income and social security number verification, employment-related tax management and talent management services.

•
North America Personal Solutions — provides products to consumers enabling them to monitor, manage and protect their credit, credit score and identity information and make more informed financial decisions.

•	North America Commercial Solutions — provides credit, financial, marketing and other information regarding businesses in the U.S. and Canada.

Our revenue base and business mix are diversified among our five segments as depicted in the chart below.

PRODUCTS AND SERVICES

The following chart summarizes the key products and services offered by each of the business units within our segments:

	USCIS			North	North	International			TALX
	OCIS	CFMS	Mortgage Services	America Personal Solutions	America Commercial Solutions	Canada Consumer	Europe	Latin America	The Work Number ®	Tax & Talent Management Services
Online consumer credit reports	X		X	X		X	X	X
Consumer alerts, scores and analytical services	X	X	X	X		X	X	X	X
Enabling technology services (i.e., credit decisioning platforms)	X		X		X	X	X	X
Identity authentication/fraud	X				X	X	X	X	X
Consumer financial marketing services		X	X			X	X	X
Business credit reports, scores and analytical services					X		X	X
Business marketing services and database management					X		X	X
Business demographic information					X		X
Direct to consumer credit monitoring				X			X
Identity protection				X
Debt Reduction Solutions				X
Employment, income and identity verification services									X
Business Process Outsourcing (BPO)			X						X	X

Each of our operating segments is described more fully below.

USCIS

USCIS provides consumer information solutions to businesses in the U.S. through three product lines, as follows:

Online Consumer Information Solutions (OCIS). OCIS products are derived from large databases of credit information that we maintain about individual consumers, including credit history, current credit status and consumer address information. Our customers utilize the credit report information we provide to make decisions for a wide range of credit and business purposes, such as whether, and on what terms, to approve auto loans or credit card applications, whether to allow a consumer to open a new utility or telephone account and similar business uses. We offer other data, analytical and predictive services based on the information in the consumer credit information databases to help further mitigate the risk of granting credit by verifying the identity of a consumer seeking credit, predicting the risk of consumer bankruptcy, or indicating the credit applicant’s risk potential for account delinquency, for example. These risk management services, as well as fraud detection and prevention services, enable our customers to monitor default rates and proactively manage their existing credit card or other consumer loan accounts, and ensure a consumer’s identity.

OCIS customers access products through a full range of electronic distribution mechanisms, including direct real-time access, which facilitates instant decisions, such as the immediate granting of credit at the point of sale. We also develop and host customized applications that enhance the decision-making process for our customers. These decisioning technology applications assist with pre-approved offers of credit, cross-selling of various banking products, determining deposit amounts for telephone and utility companies, and verifying the identity of consumer customers.

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

International

The International operating segment includes our Canada Consumer, Europe and Latin America business units. These business units offer products that are similar to those available in the USCIS operating segment, although data sources tend to rely more heavily on government agencies than in the U.S. These products generate revenue in Argentina, Brazil, Canada, Chile, Ecuador, El Salvador, Honduras, Paraguay, Peru, Portugal, Spain, the U.K. and Uruguay. We also maintain support operations in the Republic of Ireland and Costa Rica. We offer consumer credit services in Russia and India through joint ventures.

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

Europe. Our European operation provides information solutions, marketing and personal solutions products. Information solutions and personal solutions products are generated from credit records that we maintain and include credit reporting and scoring, risk management, fraud detection and modeling services. Both of these products are sold in the U.K. and our information solutions products are sold in Portugal and Spain. Our commercial products, such as business credit reporting and commercial risk management services, are only available in the U.K. Marketing products, which are similar to those offered in our CFMS business unit, are primarily available in the U.K. and, to a lesser extent, in Spain.

Latin America. Our Latin American operation provides consumer and commercial information solutions products and marketing products. We offer a full range of consumer products, generated from credit records that we maintain, including credit reporting and scoring, risk management, identity verification and fraud detection services. Our consumer products are the primary source of revenue in each of the countries in which we operate, with the exception of Brazil where the majority of our revenue comes from commercial products. We offer our commercial products, which include credit reporting, decisioning tools and risk management services, in varying degrees to the countries we serve. We also provide a variety of consumer and commercial marketing products generated from our credit information databases, including business profile analysis, business prospect lists and database management, in varying degrees in the countries we serve. The other countries in which we operate include Argentina, Chile, Ecuador, El Salvador, Honduras, Paraguay, Peru and Uruguay.

TALX

TALX operates in the U.S. through two business units, as follows:

The Work Number® (TWN Services). TWN Services include employment, income and social security number verification services and complementary services which include W-2 management services (which include initial distribution, reissue and correction of W-2 forms); paperless pay services that enable employees to electronically receive pay statement information as well as review and change direct deposit account or W-4 information; integrated electronic time capture and reporting services; paperless new-hire services to bring new workers on board using electronic forms; and I-9 management services designed to help clients electronically comply with the immigration laws that require employers to complete an I-9 form for each new hire.

TWN Services enable employers to direct third-party verifiers to our website or to a toll-free telephone number to verify the employee’s employment status and income data. We also offer an offline research verification service which expands employment verification to locate data outside our existing TWN database. In 2009, we increased our services to provide IRS income verifications using the IncomeChek® product as well as identity verification through a secure, web-based portal using the DirectChek® product.

We rely on payroll data received from over 2,400 organizations, including over half of Fortune 500 companies, to regularly update the TWN database. This data is updated as employers transmit data electronically directly to us each payroll period. Employers contract to provide this data to us for specified periods under the terms of contracts which range from one to five years. We use this data to provide employment and income verifications to third-party verifiers; the fees we charge for these services are generally per transaction. After the expiration of the applicable contract, absent renewal by mutual agreement of the parties, we generally do not have any further right to use the employment data we obtained pursuant to the contract. We have not experienced significant turnover in the employer contributors to the TWN database because we generally do not charge them to add their employment data to the database and the verification service we offer relieves them of the administrative burden and expense of responding to third party employment verification requests. The database contained approximately 220 million current and historic employment records at December 31, 2010.

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

North America Personal Solutions

Our Personal Solutions products give consumers information to make financial decisions and monitor and protect credit, credit score and identity information through our Equifax Complete, ID Patrol, Credit Watch and Score Watch monitoring products. Consumers can obtain a copy of credit file information about them and their credit score. We offer monitoring products for consumers who are concerned about identity theft and data breaches, including the Credit Report Control service that allows consumers subscribing to our credit monitoring products to restrict access to their credit report to mitigate unauthorized use of Equifax credit file information by third parties. Our Debt Wise product utilizes credit report information to assist consumers in creating a debt repayment plan. Our products are available to consumers directly and through relationships with business partners who distribute our products or provide these services to their employees or customers.

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

OUR BUSINESS STRATEGY

Our strategic objective is to be the trusted provider of information driven solutions that empower our customers with the ability to make critical decisions with greater confidence. Data is at the core of our value proposition. Leveraging our extensive resources, we deliver differentiated decisions through advanced data, analytics and technology. Our comprehensive set of data assets can provide a complete, 360 degree view of the consumer’s financial potential and opportunity including their propensity, ability and capacity to pay. Our long-term corporate growth strategy is driven by the following initiatives:

•
Increase penetration of our customers’ information solutions needs. We seek to increase our share of customers’ spending on information-related services through the development and introduction of new products such as ID management, pricing our services in accordance with the value they create, increasing the range of current services utilized by our customers, and improving the quality of sales and customer support interactions with consumers. We are also helping customers address increasing compliance requirements through the development of new products.

•
Deploy decisioning technologies and analytics globally. We continue to invest in and develop new technology to enhance the functionality, cost-effectiveness and security of the services we offer and further differentiate our products from those offered by our competitors. In addition to custom products for large customers, we develop off-the-shelf, decisioning technology platforms that are more cost-effective for medium- and smaller-sized customers. We also develop predictive scores and analytics to help customers acquire new customers and manage their existing customer relationships. We develop a broad array of industry, risk management, cross-sell and account acquisition models to enhance the precision of our customers’ decisioning activities.

•
Invest in unique data sources. We continue to invest in and acquire unique sources of credit and non-credit information to enhance the variety and quality of our services while increasing customers’ confidence in information-based business decisions. Areas of focus for investment in new sources of data include, among others, positive payment data, real estate data and new commercial business data. As an example, we acquired IXI Corporation in 2009, which added valuable and unique U.S. consumer data related to employment and financial assets which broadens and enriches the types of services we can offer our customers.

•
Pursue new vertical markets and expand into emerging markets. We see numerous opportunities to expand into emerging markets both in the U.S. and internationally. In the U.S., our Capital Markets area offers unique products which enable investors and underwriters to have a more current and relevant understanding of the inherent risk in a portfolio of loans. Our Mortgage Services business continues to expand its presence in the mortgage value chain with a broader offering of mortgage underwriting services. During 2010, we acquired Anakam, Inc. which is a provider of large-scale, software-based, multi-factor authentication solutions. Internationally, we are investing in and building Russian and Indian ventures, as well as our existing served markets.

COMPETITION

The market for our products and services is highly competitive and is subject to constant change. Our competitors vary widely in size and the nature of the products and services they offer. Sources of competition are numerous and include the following:

•
Competition for our consumer information solutions and personal solutions products varies by both application and industry, but generally includes two global consumer credit reporting companies, Experian, and TransUnion, both of which offer a product suite similar to ours, and LifeLock, a national provider of personal identity theft protection products. There are also a large number of smaller competitors who offer competing products in specialized areas (such as fraud prevention, risk management and application processing and decisioning solutions) and software companies offering credit modeling services or analytical tools. We believe that our products offer our customers an advantage over those of our competitors because of the quality of our data files, which we believe to be superior in terms of depth, accuracy and availability. Other differentiators include our decisioning technology and the capabilities of our analytical services. Our competitive strategy is to emphasize customer solutions and quality while remaining competitive on price. Our marketing services products also compete with the foregoing companies and others who offer demographic information products, including Acxiom Corporation, Harte-Hanks, Inc. and infoGROUP, Inc. We also compete with Fair Isaac Corporation with respect to our analytical tools.

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

While we believe that none of our competitors offers the same mix of products and services as we do, certain competitors may have larger shares of particular geographic or product markets or operate in geographic areas where we do not currently have a presence.

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

MARKETS AND CUSTOMERS

Our products and services serve clients across a wide range of industries, including financial services, mortgage, human resources, consumer, commercial, telecommunications, retail, automotive, utilities, brokerage, healthcare and insurance industries, as well as state and federal governments. We also serve consumers directly. Our revenue stream is highly diversified with our largest customer providing only 3% of total revenue. The following table summarizes the various end-user markets we serve:

	Percentage of Consolidated Revenue
	2010	2009
Financial	26%	26%
Mortgage	15%	14%
Employers	11%	10%
Consumer	10%	10%
Commercial	8%	7%
Telecommunications	7%	6%
Retail	5%	5%
Automotive	4%	4%
Other (1)	14%	18%
	100%	100%

(1)	Other includes revenue from marketing services, government, insurance and health care end-users.

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

Our largest geographic market segments are North America (the U.S. and Canada); Europe (the U.K., Spain and Portugal); and Latin America (Argentina, Brazil, Chile, Ecuador, El Salvador, Honduras, Paraguay, Peru and Uruguay). We also maintain support operations in Costa Rica and the Republic of Ireland. We own an equity interest in a consumer credit information company in Russia. During 2009, we formed a joint venture to provide a broad range of credit data and information solutions in India.

Revenue from international customers, including end-users and resellers, amounted to 27% of our total revenue in 2010 and 2009 and 29% of our total revenue in 2008.

TECHNOLOGY AND INTELLECTUAL PROPERTY

We generally seek protection under federal, state and foreign laws for strategic or financially important intellectual property developed in connection with our business. Certain intellectual property, where appropriate, is protected by registration under applicable trademark laws or by prosecution of patent applications. We own several patents registered in the U.S. and certain foreign countries. We also have certain registered trademarks in the U.S. and in many foreign countries. The most important of these are “Equifax,” “TALX”, “The Work Number” and many variations thereof. These trademarks are used in connection with most of our product lines and services. Although these patents and trademarks are important and valuable assets in the aggregate, no single patent, group of patents or trademark, other than our Equifax trademark, is critical to the success of our business.

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

Our databases are regularly updated by information provided by financial institutions, telecommunications companies, other trade credit providers, employers, public records vendors and government agencies. Various laws and regulations govern the collection and use of this information. These laws and regulations impact how we are able to provide information to our customers and have significantly increased our compliance costs. We are subject to differing laws and regulations depending on where we operate.

U.S. Data and Privacy Protection

Our U.S. operations are subject to various federal and state laws and regulations governing the collection, protection and use of consumer credit and other information, and imposing sanctions for the misuse of such information or unauthorized access to data. Many of these provisions also affect our customers’ use of consumer credit or other data we furnish. The information underlying our North America Commercial Services business is less regulated than the other portions of our business.

These laws and regulations that may apply to portions of our business include, but are not limited to, the following:

•
The Fair Credit Reporting Act, or FCRA, which governs among other things the reporting of information to consumer reporting agencies that engage in the practice of assembling or evaluating certain information relating to consumers, including our credit reporting business and employment verification; making prescreened offers of credit; the sharing of consumer report information among affiliated and unaffiliated third parties; access to credit scores; and requirements for data furnishers and users of consumer report information. Violation of the FCRA, or of similar state laws, can result in an award of actual damages, as well as statutory and/or punitive damages in the event of a willful violation.

•
The Fair and Accurate Credit Transactions Act of 2003, or FACT Act, which amended the FCRA and requires, among other things, nationwide consumer credit reporting agencies, such as us, upon the request of a consumer, to place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud, and furnish a free annual credit file disclosure to consumers through a centralized request facility we have established with the other nationwide credit reporting agencies. FACT Act regulations also require financial institutions to develop policies and procedures to identify potential identity theft, and consumer credit report notice requirements for lenders that use consumer report information in connection with risk-based credit pricing actions. Entities that furnish information to consumer reporting agencies are required to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate. Mortgage lenders are required to disclose credit scores to consumers. Additionally, the FACT Act prohibits a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (“opt-out”), subject to certain exceptions.

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

•
Federal and state laws governing the use of the Internet and regulating telemarketing, including the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM, which regulates commercial email, prohibits false or misleading header information, requires that a commercial email be identified as an advertisement, and requires that commercial emails give recipients an opt-out method. Senate Bill 3386, signed into federal law on December 29, 2010, seeks to protect online consumers from unfair and deceptive sales tactics on the Internet. Other Internet privacy laws and regulations have been proposed from time to time to address digital marketing, i.e., how personal information is collected and distributed online, including behavioral advertising.

•
Fannie Mae and Freddie Mac regulations applicable to our credit reporting and mortgage solutions products, the Real Estate Settlement Procedures Act and HUD’s Regulation X, which requires the disclosure of certain basic information to borrowers concerning settlement costs and prohibits the charging of unearned fees and certain “kickbacks” or other fees for referrals in connection with a residential mortgage settlement service.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) became law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the U.S., establishes the new Bureau of Consumer Financial Protection (the "BCFP") within the Federal Reserve Board, and will require the BCFP and other federal agencies to implement many new and significant rules and regulations. The BCFP will have sweeping powers to administer and enforce a new federal regulatory framework of consumer financial regulation. The Dodd-Frank Act will allow consumers free access to their credit score if their score negatively affects them in a financial transaction or a hiring decision, and also gives consumers access to credit score disclosures as part of an adverse action and risk-based pricing notice. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact the U.S. economy or our business. Compliance with these new laws and regulations may require changes in the way we conduct our business and may result in additional compliance costs, which could be significant and could adversely impact our results of operations, financial condition or liquidity.

A number of states in the U.S. have passed versions of security breach notification and credit file freeze legislation. A file freeze enables consumers to place and lift a freeze on access to their credit files. File freeze laws impose differing requirements on credit reporting agencies with respect to how and when to respond to such credit file freeze requests and in the fees, if any, the agencies may charge for freeze-related actions.

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

PERSONNEL

Equifax employed approximately 6,500 employees in 16 countries as of December 31, 2010. None of our U.S. employees are subject to a collective bargaining agreement and no work stoppages have been experienced. Pursuant to local laws, certain of our employees in Argentina, Brazil and Spain are covered under government-mandated collective bargaining regulations that govern general salary and compensation matters, basic benefits and hours of work.

EXECUTIVE OFFICERS OF EQUIFAX

The executive officers of Equifax and their ages and titles are set forth below. Business experience and other information is provided in accordance with SEC rules.

Richard F. Smith (51) has been Chairman and Chief Executive Officer since December 15, 2005. He was named Chairman-Elect and Chief Executive Officer effective September 19, 2005 and was elected as a Director on September 22, 2005. Prior to that, Mr. Smith served as Chief Operating Officer, GE Insurance Solutions, from 2004 to September 2005 and President and Chief Executive Officer of GE Property and Casualty Reinsurance from 2003 to 2004.

Lee Adrean (59) has been Corporate Vice President and Chief Financial Officer since October 2006. Prior to joining Equifax, he served as Executive Vice President and Chief Financial Officer of NDCHealth Corporation from 2004 to 2006. Prior thereto, he served as Executive Vice President and Chief Financial Officer of EarthLink, Inc. from 2000 until 2004.

Kent E. Mast (67) has served as Corporate Vice President and Chief Legal Officer since 2000. His responsibilities include legal services, global sourcing, security and compliance, government and legislative relations, corporate governance and privacy functions.

Coretha M. Rushing (54) has been Corporate Vice President and Chief Human Resources Officer since 2006. Prior to joining Equifax, she served as an executive coach and HR Consultant with Atlanta-based Cameron Wesley LLC. Prior thereto, she was Senior Vice President of Human Resources at The Coca-Cola Company, where she was employed from 1996 until 2004.

Paul J. Springman (65) has served as Corporate Vice President and Chief Marketing Officer since February 2004. Prior thereto, he was head of the Predictive Sciences unit from August 2002 until February 2004.

David C. Webb (55) became Chief Information Officer on January 19, 2010. Prior thereto, he served as Chief Operations Officer for SVB Financial Corp. from 2008, and from 2004 to 2008 was Chief Information Officer. Mr. Webb was Vice President, Investment Banking Division at Goldman Sachs, a leading global investment banking, securities and investment management firm, from 1999 to 2004. He was Chief Information Officer at Bank One from 1997 to 1999.

Rodolfo M. Ploder (50) has been President, U.S. Consumer Information Solutions since July 2010. Prior thereto, he served as President, International from January 2007 until June 2010. Prior thereto, he was Group Executive, Latin America from February 2004 to January 2007.

J. Dann Adams (53) has been President of Equifax’s TALX subsidiary since July 2010. Prior thereto, he served as President, U.S. Consumer Information Solutions from 2007 to June 2010. Prior thereto, he served as Group Executive, North America Information Services from November 2003 until December 2006.

Paulino R. Barros (54) has been President, International since July 2010. Prior thereto, he served as President of PB&C Global Investments, LLC, an international consulting and investment firm. Prior thereto, he was President of Global Operations for AT&T.

Joseph M. Loughran, III (43) has been President, North America Personal Solutions since January 4, 2010. Prior thereto, he was Senior Vice President — Corporate Development from April 2006 to December 2009. Prior to joining Equifax he held various executive roles at BellSouth Corporation from May 2001 to April 2006, including most recently Managing Director-Corporate Strategy and Planning from May 2005 to April 2006. Prior to joining BellSouth, Mr. Loughran held various roles with McKinsey & Company, King & Spalding, and Lazard Frères & Co.

Alejandro (“Alex”) Gonzalez (41) has been President, North America Commercial Solutions since January 4, 2010. Prior thereto, he was Senior Vice President of Strategic Marketing from January 2006 to December 2009, and Customer Experience Leader for GE Insurance Solutions from January 2005 to December 2005.

Nuala M. King (57) has been Senior Vice President and Controller since May 2006. Prior thereto, she was Vice President and Corporate Controller from March 2004 to April 2006. Prior to joining Equifax, Ms. King served as Corporate Controller for UPS Capital from March 2001 until March 2004.

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described below in Item 1A. Risk Factors, and elsewhere in this report and those described from time to time in our future reports filed with the United States Securities and Exchange Commission, or SEC. As a result of such risks and uncertainties, we urge you not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

ITEM 1A. RISK FACTORS

Our business faces a variety of risks and uncertainties, including those described below, and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. If any of the events or circumstances described below occurs, our business, financial results or results of operations may be adversely impacted. These risk factors should be read in conjunction with the other information in this Form 10-K.

Weakness in consumer lending activity could materially adversely affect us.

Business customers use our credit information and related analytical services and data to process applications for new credit cards, automobile loans, home and equity loans and other consumer loans, and to manage their existing credit relationships. Bank and other lenders’ willingness to extend credit is adversely affected by elevated consumer delinquency and loan losses in a weak economy. Consumer demand for credit (i.e., rates of spending and levels of indebtedness) also tends to grow more slowly or decline during periods of economic contraction or slow economic growth. High or rising rates of unemployment and interest, declines in income, home prices, or investment values, lower consumer confidence and reduced access to credit adversely affect demand for our products and services, and consequently our revenue, as consumers may continue to postpone or reduce their spending and use of credit, and lenders may reduce the amount of credit offered or available.

The loss of access to credit and other data from external sources could harm our ability to provide our products and services.

We rely extensively upon data from external sources to maintain our proprietary and non-proprietary databases, including data received from customers, strategic partners and various government and public record sources. This includes the widespread and voluntary contribution of credit data from most lenders in the U.S and many other markets as well as the contribution of data under proprietary contractual agreements, such as employers’ contribution of employment and income data to The Work Number, financial institutions’ contribution of individual financial data to IXI, and financial institutions’ contribution of small business borrowing information to the Small Business Financial Exchange. Our data sources could withdraw their data from us for a variety of reasons, including legislatively or judicially imposed restrictions on use. We also compete with several of our third-party data suppliers. If a substantial number of data sources or certain key data sources were to withdraw or be unable to provide their data, if we were to lose access to data due to government regulation, or if the collection of data becomes uneconomical, our ability to provide products and services to our clients could be materially adversely impacted, which could result in decreased revenue, net income and earnings per share.

Our markets are highly competitive and new product introductions and pricing strategies being offered by our competitors could decrease our sales and market share or require us to reduce our prices in a manner that reduces our operating margins.

We operate in a number of geographic, product and service markets that are highly competitive. Competitors may develop products and services that are superior to or that achieve greater market acceptance than our products and services. The size of our competitors varies across market segments, as do the resources we have allocated to the segments we target. Therefore, some of our competitors may have significantly greater financial, technical, marketing or other resources than we do in one or more of our market segments, or overall, as is the case in Brazil and the U.K., markets where we face a larger competitor. As a result, our competitors may be in a position to respond more quickly than we can to new or emerging technologies and changes in customer requirements, or may devote greater resources than we can to the development, promotion, sale and support of products and services. Moreover, new competitors or alliances among our competitors may emerge and potentially reduce our market share, revenue or margins.

Some of our competitors may choose to sell products competitive to ours at lower prices by accepting lower margins and profitability, or may be able to sell products competitive to ours at lower prices given proprietary ownership of data, technological superiority or economies of scale. Price reductions by our competitors could negatively impact our margins and results of operations and could also harm our ability to obtain new customers on favorable terms. Historically, certain of our key products have experienced declines in per unit pricing due to competitive factors and customer demand. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, information technology and development and other costs, if we were unable to respond quickly enough to changes in competition or customer demand, we could experience further reductions in our operating margins.

If we do not introduce successful new products and services in a timely manner, our products and services will become obsolete and our operating results will suffer.

We generally sell our products in industries that are characterized by rapid technological changes, frequent new product and service introductions and changing industry standards. In addition, certain of the markets in which we operate are seasonal and cyclical. Without the timely introduction of new products, services and enhancements, our products and services will become technologically or commercially obsolete over time, in which case our revenue and operating results would suffer. The success of our new products and services will depend on several factors, including our ability to properly identify customer needs; innovate and develop new technologies, services and applications; successfully commercialize new technologies in a timely manner; produce and deliver our products in sufficient volumes on time; differentiate our offerings from competitor offerings; price our products competitively; anticipate our competitors’ development of new products, services or technological innovations; and control product quality in our product development process.

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

Many of our products are accessed through the Internet, including our consumer and commercial information services. Security breaches in connection with the delivery of our products and services via the Internet may affect us or our industry and could be detrimental to our reputation, business, operating results and financial condition. We cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography or other developments will not compromise or breach the technology protecting the networks that access our products and services.

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

In 1988, we entered into an agreement with Computer Sciences Corporation, or CSC, and certain of its affiliates under which CSC’s credit reporting agencies utilize our computerized credit database services. Under this agreement, CSC has an option, exercisable at any time, to sell its credit reporting business to us. The option expires in August 2013. The option exercise price will be determined by an appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if CSC were to exercise the option at December 31, 2010, the option price would have been approximately $625 million to $700 million. This estimate is based solely on our internal analysis of the value of the business, current market conditions and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than the estimated amount. If CSC were to exercise its option, we would have to obtain additional sources of funding. We believe that this funding would be available from sources such as additional bank lines of credit and the issuance of public debt and/or equity. However, the availability and terms of any such capital financing would be subject to a number of factors, including credit or equity market conditions, general economic conditions and our financial performance and condition. Because we do not control the timing of the exercise, if any, by CSC of its option, we could be required to seek such financing and increase our debt levels at a time when market or other conditions are unfavorable.

The acquisition, integration or divestiture of businesses by us may not produce the desired financial or operating results.

During 2010, we completed the acquisition of various businesses in separate transactions, including Anakam, Inc. and several international acquisitions, and divested our APPRO loan origination software and Direct Marketing Services businesses to align with our strategic focus. Expected benefits, synergies and growth from these initiatives may not materialize as planned. We may have difficulty assimilating new businesses and their products, services, technologies, and personnel into our operations. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and materially adversely affect our operating results and financial condition. Also, we may not be able to retain key management and other critical employees after an acquisition.

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

Enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations that may be issued by U.S. regulators implementing such legislation (as well as actions that may be taken by legislatures and regulatory bodies in other countries) could limit our ability to pursue business opportunities we might otherwise consider engaging in, impose additional costs on us, result in significant loss of revenue, impact the value of assets we hold, or otherwise significantly adversely affect our businesses.

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

Sales outside the U.S. make up approximately 27% of our net operating revenue and, as a result, our business is subject to various risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent an increasing portion of our total revenue. In addition, many of our employees, suppliers, job functions and facilities are increasingly located outside the U.S. Accordingly, our future results could be harmed by a variety of factors including changes in specific country or region political, economic or other conditions; trade protection measures; data privacy and consumer protection regulations; difficulty in staffing and managing widespread operations; differing labor, intellectual property protection and technology standards and regulations; business licensing requirements or other requirements relating to making foreign direct investments, which could increase our cost of doing business in certain jurisdictions, prevent us from entering certain markets, increase our operating costs or lead to penalties or restrictions; difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner; and geopolitical instability, including terrorism and war.

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

In many foreign countries, particularly those with developing economies, it is common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act and the newly passed but not yet implemented U.K. Bribery Act. Although we implement policies and procedures designed to facilitate compliance with these laws, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business and reputation.

Our business will suffer if we are not able to retain and hire key personnel.

Our future success depends partly on the continued service of our key development, sales, marketing, executive and administrative personnel. Additionally, increased retention risk exists in certain key areas of our operations that require specialized skills, such as maintenance of legacy computer systems and analytical modelers. If we fail to retain and hire a sufficient number of these personnel, we will not be able to maintain or expand our business. We believe our pay levels are competitive within the regions that we operate. However, there is intense competition for certain highly technical specialties in geographic areas where we continue to recruit, and it may become more difficult to retain our key employees.

Unfavorable results of legal proceedings could materially affect us.

We are subject to legal proceedings and claims, including putative class action claims, that have arisen out of the ordinary conduct of our business and are not yet resolved and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. We may be faced with significant monetary damages or injunctive relief against us that would materially adversely affect a portion of our business and might materially affect our financial condition and operating results.

Changes in income tax laws can significantly impact our net income.

Federal and state governments in the U.S. as well as a number of other governments around the world are currently facing significant fiscal pressures and have considered or may consider changes to their tax laws for revenue raising or economic competiveness reasons. Changes to tax laws can have immediate impacts, either favorable or unfavorable, on our results of operations and cash flows, and may impact our competitive position versus certain competitors who are domiciled in other jurisdictions and subject to different tax laws.

We are subject to a variety of other general risks and uncertainties inherent in doing business.

In addition to the specific factors discussed above, we are subject to risks that are inherent to doing business. These include growth rates, general economic and political conditions, customer satisfaction with the quality of our services, costs of obtaining insurance, changes in unemployment, and other events that can impact revenue and the cost of doing business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive offices are located at 1550 Peachtree Street, N.W., Atlanta, Georgia. On February 27, 2009, we notified the lessor that we intended to exercise our purchase option in accordance with the lease terms. We purchased the building for $29.0 million on February 26, 2010.

Our other properties are geographically distributed to meet sales and operating requirements worldwide. We consider these properties to be both suitable and adequate to meet our current operating requirements, and most of the space is being utilized. We ordinarily lease office space for conducting our business and are obligated under approximately 110 leases and other rental arrangements for our field locations. We owned five office buildings at December 31, 2010, including our executive offices mentioned above, two buildings which house our Atlanta, Georgia data center, as well as buildings utilized by our Latin America operations located in Sao Paulo, Brazil and Santiago, Chile. We also own 23.5 acres adjacent to the Atlanta, Georgia data center.

For additional information regarding our obligations under leases, see Note 6 of the Notes to Consolidated Financial Statements in this report. We believe that suitable additional space will be available to accommodate our future needs.

ITEM 3. LEGAL PROCEEDINGS

Equifax, certain of its subsidiaries, and other persons have been named as parties in various legal actions and administrative proceedings arising in connection with the operation of Equifax’s businesses. In most cases, plaintiffs seek unspecified damages and other relief. These actions include the following:

California Bankruptcy Litigation. In consolidated actions filed in the U.S. District Court for the Central District of California, captioned Terri N. White, et al. v. Equifax Information Services LLC, Jose Hernandez v. Equifax Information Services LLC, Kathryn L. Pike v. Equifax Information Services LLC, and Jose L. Acosta, Jr., et al. v. Trans Union LLC, et al., plaintiffs asserted that Equifax violated federal and state law (the FCRA, the California Credit Reporting Act and the California Unfair Competition Law) by failing to follow reasonable procedures to determine whether credit accounts are discharged in bankruptcy, including the method for updating the status of an account following a bankruptcy discharge. On August 20, 2008, the District Court approved a Settlement Agreement and Release providing for certain changes in the procedures used by defendants to record discharges in bankruptcy on consumer credit files. That settlement resolved claims for injunctive relief, but not plaintiffs’ claims for damages. On May 7, 2009, the District Court issued an order preliminarily approving an agreement to settle remaining class claims. Certain plaintiffs filed a motion to reconsider the preliminary approval order, which motion was denied by the District Court on June 9, 2009. Following a hearing on May 20, 2010, the District Court deferred final approval of the settlement and issued an order requiring the settling parties to send a supplemental notice to all class members. On December 14, 2010, the District Court granted the settling plaintiffs’ motion for reconsideration and ruled that the defendants will only have to re-notice those class members who filed a claim and objected to the settlement or opted out, with the cost for the re-notice to be deducted from the plaintiffs’ counsel fee award.

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

For information regarding contingent tax claims raised by the Canada Revenue Agency, and our accounting for legal contingencies, see Note 6 of the Notes to Consolidated Financial Statements in this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2010.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Equifax’s common stock is traded on the New York Stock Exchange under the symbol “EFX.” As of January 31, 2011, Equifax had approximately 5,745 holders of record; however, Equifax believes the number of beneficial owners of common stock exceeds this number.

The table below sets forth the high and low sales prices per share of Equifax common stock, as reported on the New York Stock Exchange, for each quarter in the last two fiscal years and dividends declared per share:

	High Sales Price	Low Sales Price	Dividends (1)
	(In dollars)
2010
First Quarter	$36.63	$30.93	$0.04
Second Quarter	$36.22	$27.98	$0.04
Third Quarter	$32.29	$27.64	$0.04
Fourth Quarter	$36.13	$30.53	$0.16

2009
First Quarter	$28.43	$19.63	$0.04
Second Quarter	$29.62	$24.00	$0.04
Third Quarter	$29.33	$24.39	$0.04
Fourth Quarter	$31.64	$27.21	$0.04

(1)
Equifax’s Senior Credit Facility restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if a default exists or would result according to the terms of the credit agreement.

Shareholder Return Performance Graph

The following graph compares Equifax’s five-year cumulative total shareholder return with that of the Standard & Poor’s Composite Stock Index (S&P 500) and two peer group indices, the Dow Jones U.S. General Financial Index, and the S&P 500 Commercial & Professional Services Index which is a subset of the S&P Stock Index that includes companies that provide business-to-business services. The graph assumes that value of the investment in our Common Stock and each index was $100 on the last trading day of 2005 and that all quarterly dividends were reinvested without commissions. Our past performance may not be indicative of future performance.

COMPARATIVE FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG EQUIFAX INC., S&P 500, DOW JONES U.S. GENERAL FINANCIAL, AND S&P 500 COMMERCIAL & PROFESSIONAL SERVICES INDICES

	Fiscal Year Ended December 31,
	Initial	2006	2007	2008	2009	2010
Equifax, Inc.	100.00	107.26	96.45	70.73	82.88	96.34
S&P 500 Index	100.00	115.79	122.16	76.96	97.33	111.99
DJ US General Financial Index	100.00	124.40	105.32	40.33	61.09	63.28
S&P 500 Commercial & Professional Services	100.00	111.06	96.95	70.57	80.02	89.60

The table below contains information with respect to purchases made by or on behalf of Equifax of its common stock during the fourth quarter ended December 31, 2010:

Issuer Purchases of Equity Securities

				Maximum Number
				(or Approximate
			Total Number	Dollar Value)
	Total	Average	of Shares Purchased	of Shares that May
	Number	Price	as Part of	Yet Be Purchased
	of Shares	Paid	Publicly-Announced	Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
September 30, 2010				$155,486,450
October 1 - October 31, 2010	2,426	$-	-	$155,486,450
November 1 - November 30, 2010	1,232,223	$34.49	1,230,873	$113,033,640
December 1 - December 31, 2010	255,193	$35.45	241,943	$104,456,761
Total	1,489,842	$34.65	1,472,816	$104,456,761

(1)
The total number of shares purchased includes: (a) shares purchased pursuant to our publicly-announced share repurchase program, or Program; and (b) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options and vesting of restricted stock, totaling 2,426 shares for the month of October 2010, 1,350 shares for the month of November 2010, and 13,250 shares for the month of December 2010.

(2)	Average price paid per share for shares purchased as part of our publicly-announced plan (includes brokerage commissions).

(3)
Under the share repurchase program authorized by our Board of Directors, we purchased 5.2 million common shares on the open market during the twelve months ended December 31, 2010 for $167.5 million. At December 31, 2010, the amount authorized for future share repurchases under the Program was $104.5 million.

Information relating to compensation plans under which the Company’s equity securities are authorized for issuance is included in the section captioned “Equity Compensation Plan Information” in our 2011 Proxy Statement and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The table below summarizes our selected historical financial information for each of the last five years. The summary of operations data for the years ended December 31, 2010, 2009 and 2008, and the balance sheet data as of December 31, 2010 and 2009, have been derived from our audited Consolidated Financial Statements included in this report. The summary of operations data for the years ended December 31, 2007 and 2006, and the balance sheet data as of December 31, 2008, 2007 and 2006, have been derived from our audited Consolidated Financial Statements not included in this report. The historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements in this report.

	Twelve Months Ended
	December 31,
	2010	2009(1)(2)(4)	2008(2)(4)	2007(5)	2006(4)
	(In millions, except per share data)
Summary of Operations:
Operating revenue	$1,859.5	$1,716.0	$1,813.6	$1,706.7	$1,409.3
Operating expenses	$1,429.5	$1,334.2	$1,374.6	$1,261.7	$1,004.1
Operating income	$430.0	$381.8	$439.0	$445.0	$405.2
Consolidated income from continuing operations	$243.3	$224.4	$254.9	$252.7	$259.5
Discontinued operations, net of tax (6)	$31.5	$16.1	$24.1	$26.1	$19.5
Net income attributable to Equifax	$266.7	$233.9	$272.8	$272.7	$274.5
Dividends paid to Equifax shareholders	$35.2	$20.2	$20.5	$20.7	$20.3
Diluted earnings per common share
Net income from continuing operations attributable to Equifax	$1.86	$1.70	$1.91	$1.83	$1.97
Discontinued operations attributable to Equifax	$0.25	$0.13	$0.18	$0.19	$0.15
Net income attributable to Equifax	$2.11	$1.83	$2.09	$2.02	$2.12
Cash dividends declared per common share	$0.28	$0.16	$0.16	$0.16	$0.16
Weighted-average common shares outstanding (diluted) (5)	126.5	127.9	130.4	135.1	129.4

	As of December 31,
	2010	2009(1)	2008	2007(3)(5)	2006
	(In millions)
Balance Sheet Data:
Total assets	$3,433.6	$3,550.5	$3,260.3	$3,523.9	$1,790.6
Short-term debt and current maturities	$20.7	$183.2	$31.9	$222.1	$330.0
Long-term debt, net of current portion	$978.9	$990.9	$1,187.4	$1,165.2	$173.9
Total debt, net	$999.6	$1,174.1	$1,219.3	$1,387.3	$503.9
Shareholders' equity	$1,708.4	$1,615.0	$1,323.5	$1,408.0	$844.2

(1)
On October 27, 2009, we acquired IXI Corporation for $124.0 million. On November 2, 2009, we acquired Rapid Reporting Verification Company for $72.5 million. The results of these acquisitions are included in our Consolidated Financial Statements subsequent to the acquisition dates. For additional information about these acquisitions, see Note 3 of the Notes to Consolidated Financial Statements in this report.

(2)
During 2009 and 2008, we recorded restructuring and asset write-down charges of $24.8 million and $16.8 million, respectively ($15.8 million and $10.5 million, respectively, net of tax). For additional information about these charges, see Note 11 of the Notes to the Consolidated Financial Statements in this report.

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

(5)
On May 15, 2007, we acquired all the outstanding shares of TALX. Under the terms of the transaction, we issued 20.6 million shares of Equifax common stock and 1.9 million fully-vested options to purchase Equifax common stock, and paid approximately $288.1 million in cash, net of cash acquired. We also assumed TALX’s outstanding debt, which had a fair value totaling $177.6 million at May 15, 2007. The results of TALX’s operations are included in our Consolidated Financial Statements beginning on the date of acquisition.

(6)
On April 23, 2010, we sold our APPRO loan origination software business (“APPRO”) for approximately $72 million. On July 1, 2010, we sold the assets of our Direct Marketing Services division (“DMS”) for approximately $117 million.  Both of these were previously reported in our U.S. Consumer Information Solutions segment.  We have presented the APPRO and DMS operations as discontinued operations for all periods presented. For additional information about these divestitures, see Note 2 of the Notes to Consolidated Financial Statements in this report.

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

BUSINESS OVERVIEW

We are a leading global provider of information solutions, employment, income and identity verifications and human resources business process outsourcing services. We leverage some of the largest sources of consumer and commercial data, along with advanced analytics and proprietary technology, to create customized insights which enable our business customers to grow faster, more efficiently, and more profitably, and to inform and empower consumers.

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

The International segment consists of Latin America, Europe and Canada Consumer. Canada Consumer’s products and services are similar to our USCIS offerings, while Europe and Latin America are made up of varying mixes of product lines that are in our USCIS, North America Commercial Solutions and North America Personal Solutions reportable segments.

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

Geographic Information.  We currently operate in the following countries: Argentina, Brazil, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Paraguay, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay, and the U.S. Our operations in Costa Rica and the Republic of Ireland focus on data handling and customer support activities. We own an equity interest in a consumer credit information company in Russia. During 2009, we formed a joint venture to provide a broad range of credit data and information solutions in India. Of the countries we operate in, 73% of our revenue was generated in the U.S. during the twelve months ended December 31, 2010.

Key Performance Indicators.  Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the twelve months ended December 31, 2010, 2009 and 2008, include the following:

	Key Performance Indicators
	Twelve Months Ended
	December 31,
	2010	2009	2008
	(Dollars in millions, except per share data)
Operating revenue	$1,859.5	$1,716.0	$1,813.6
Operating revenue change	8%	-5%	6%
Operating income	$430.0	$381.8	$439.0
Operating margin	23.1%	22.2%	24.2%
Net income attributable to Equifax	$266.7	$233.9	$272.8
Diluted earnings per share from continuing operations	$1.86	$1.70	$1.91
Cash provided by operating activities	$352.6	$418.4	$448.1
Capital expenditures	$99.8	$70.7	$110.5

Operational and Financial Highlights.

•
On April 23, 2010, we sold our APPRO loan origination software business (“APPRO”) for approximately $72 million.  On July 1, 2010, we sold the assets of our Direct Marketing Services division (“DMS”) for approximately $117 million.

•
On October 1, 2010, we acquired Anakam, Inc., a provider of large-scale, software-based, multi-factor authentication solutions for $64.3 million.  Anakam is part of our U.S. Consumer Information Solutions segment.

•	We repurchased 5.2 million shares of our common stock on the open market for $167.5 million during 2010.

•	Total debt was $1.0 billion at December 31, 2010, a decrease of $174.5 million from December 31, 2009.

Business Environment, Company Outlook and Strategy

Consumer and small business lending activity, which is one of the drivers of demand for our services, has stabilized in most markets around the world, but in most cases is not yet showing significant growth.  We expect growth in consumer lending to continue to lag the general economic recovery, particularly in the more mature markets.  In addition, new financial regulations are increasing the compliance requirements for many of our customers, introducing new challenges and opportunities in the marketing of our product and service offerings to financial institutions. In an effort to respond to these challenges, we have focused on the following initiatives and activities:

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

For 2011, the operating environment will continue to create challenges for the marketing and growth of our traditional products and services, but will also create new opportunities for our more recently developed products which leverage our diverse data assets, analytical capabilities and technology to improve customers' decisioning capabilities and risk management activities.  In 2011, we expect improvements in the credit economy to be modest and therefore not contribute measurably to organic growth. However, we do expect to derive organic growth through our new product offerings and from the momentum we achieved as a result of our performance in 2010.

RESULTS OF OPERATIONS —
TWELVE MONTHS ENDED DECEMBER 31, 2010, 2009 AND 2008

Consolidated Financial Results

Operating Revenue

	Twelve Months Ended December 31,			Change
				2010 vs. 2009		2009 vs. 2008
Operating Revenue	2010	2009	2008	$	%	$	%
	(Dollars in millions)

U.S. Consumer Information Solutions	$743.0	$712.2	$768.7	$30.8	4%	$(56.5)	-7%
International	482.8	438.6	505.7	44.2	10%	(67.1)	-13%
TALX	395.6	346.4	305.1	49.2	14%	41.3	14%
North America Personal Solutions	157.6	149.0	162.6	8.6	6%	(13.6)	-8%
North America Commercial Solutions	80.5	69.8	71.5	10.7	15%	(1.7)	-2%
Consolidated operating revenue	$1,859.5	$1,716.0	$1,813.6	$143.5	8%	$(97.6)	-5%

Revenue from continuing operations increased by 8% compared to 2009.  The favorable effect of foreign exchange rates increased revenue by $24.1 million, or 1.4%, in 2010 compared to the prior year period.  Revenue grew over the prior year in each of our operating segments, primarily driven by strong execution of key strategic initiatives as well as growth contributed by 2009 acquisitions in USCIS and TALX.  For additional information about revenue fluctuations and operating income by segment, see “Segment Financial Results” below.

The decrease in revenue from continuing operations for 2009, as compared to 2008, was primarily due to continued global economic weakness, which significantly impacted demand for our U.S. Consumer Information Solutions, International and North America Personal Solutions business units when compared to 2008, as well as the unfavorable effects of foreign exchange rates. Foreign currency negatively impacted 2009 revenue by $48.9 million, or 3%. This decrease was partially offset by strength in our TALX segment and Mortgage Solutions business within U.S. Consumer Information Solutions.

Operating Expenses

	Twelve Months Ended December 31,			Change
				2010 vs. 2009		2009 vs. 2008
Operating Expenses	2010	2009	2008	$	%	$	%
	(Dollars in millions)

Consolidated cost of services	$759.9	$718.8	$741.8	$41.1	6%	$(23.0)	-3%
Consolidated selling, general and administrative expenses	507.4	470.2	490.6	37.2	8%	(20.4)	-4%
Consolidated depreciation and amortization expense	162.2	145.2	142.2	17.0	12%	3.0	2%
Consolidated operating expenses	$1,429.5	$1,334.2	$1,374.6	$95.3	7%	$(40.4)	-3%

Cost of Services.  The increase in cost of services from continuing operations, when compared to 2009, was due primarily to the impact of increased salary and incentives expense of $6.3 million; the impact of changes in foreign currency exchange rates which increased our cost of services by $11.4 million; and the impact of our fourth quarter 2009 acquisitions of IXI Corporation and Rapid Reporting Verification Company.

The decrease in cost of services from continuing operations for 2009, as compared to the prior year, was primarily due to the impact of foreign currency translation. The impact of foreign currency translation decreased our cost of services by $19.2 million during 2009. The remaining decrease was due to lower technology outsourcing costs resulting from a renegotiated contract with a large service provider and lower personnel costs resulting from our third quarter 2008 and 2009 headcount reductions. This decrease was partially offset by increased production costs related to growth in demand for our settlement services products within our Mortgage Solutions business and increased postretirement employee benefit costs. We reclassified $13.2 million of selling, general and administrative expense during the twelve months ended December 31, 2008 to cost of services to conform to the current period presentation.

 Selling, General and Administrative Expenses.  The increase in selling, general and administrative expenses from continuing operations of $37.2 million in 2010 when compared to 2009, was due to changes in foreign exchange rates, which increased 2010 expense by $5.2 million, and increased salary, incentive and benefits expenses of $32.3 million, offset by $24.8 million in restructuring charges that were incurred during 2009 that did not recur in 2010.  The remaining increase was primarily due to the impact of the inclusion of businesses acquired in the fourth quarter of 2009.

Selling, general and administrative expenses from continuing operations for 2009 decreased $20.4 million when compared to 2008. Of this decline, $12.7 million resulted from foreign currency translation. The remaining decrease was primarily due to reduced legal expenses, lower technology and occupancy costs and reduced personnel and incentive costs due to the 2008 and 2009 headcount reductions, partially offset by a $10.4 million increase in restructuring charges in 2009, increased advertising and insurance costs and higher postretirement employee benefits cost.

Depreciation and Amortization.  Depreciation and amortization expense from continuing operations in 2010 increased $17.0 million as compared to 2009 primarily due to our fourth quarter 2009 acquisitions which contributed $9.0 million of incremental depreciation and amortization expense, as well as the effect of recent investments in new products and technology infrastructure.

 Depreciation and amortization expense from continuing operations increased $3.0 million in 2009 over 2008. Excluding the positive foreign currency translation impact of $2.6 million, depreciation and amortization expense increased $5.6 million over the prior year. The increase is primarily due to our fourth quarter 2009 acquisitions of IXI Corporation and Rapid Reporting Verification Company which contributed $1.8 million of incremental depreciation and amortization expense and the inclusion of a full year of depreciation and amortization expense for our 2008 acquisitions, partially offset by the absence of a $2.4 million software write-down charge recognized in 2008.

 For additional information about our restructuring charges, see Note 11 of the Notes to the Consolidated Financial Statements in this report.

Operating Income and Operating Margin

	Twelve Months Ended December 31,			Change
				2010 vs. 2009			2009 vs. 2008
Operating Income and Operating Margin	2010	2009	2008	$	%		$	%
	(Dollars in millions)

Consolidated operating revenue	$1,859.5	$1,716.0	$1,813.6	$143.5	8%		$(97.6)	-5%
Consolidated operating expenses	(1,429.5)	(1,334.2)	(1,374.6)	(95.3)	7%		40.4	-3%
Consolidated operating income	$430.0	$381.8	$439.0	$48.2	13%		$(57.2)	-13%
Consolidated operating margin	23.1%	22.2%	24.2%		0.9	pts		-2.0	pts

The increase in operating income from continuing operations and operating margin for 2010, as compared to 2009, is primarily attributed to the 8% increase in revenue and $24.8 million of restructuring charges in 2009 that did not recur in 2010.

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

Other Expense, Net

	Twelve Months Ended December 31,			Change
				2010 vs. 2009		2009 vs. 2008
Other Expense, Net	2010	2009	2008	$	%	$	%
	(Dollars in millions)

Consolidated interest expense	$56.1	$57.0	$71.3	$(0.9)	-2%	$(14.3)	-20%
Consolidated other income, net	(1.3)	(6.2)	(6.2)	4.9	-79%	-	0%
Consolidated other expense, net	$54.8	$50.8	$65.1	$4.0	8%	$(14.3)	-22%
Average cost of debt	5.2%	4.8%	5.3%
Total consolidated debt, net, at year end	$999.6	$1,174.1	$1,219.3	$(174.5)	-15%	$(45.2)	-4%

The increase in other expense, net, from continuing operations for 2010, as compared to 2009, was primarily due to a decline in other income, net.  Other income, net, for 2009 included a $2.2 million mark-to-market adjustment on certain insurance policies, a $1.1 million gain on our repurchase of $7.5 million principal amount of our ten-year senior notes due 2017 and a $1.3 million gain related to a litigation settlement. Interest expense decreased slightly for 2010, when compared to 2009, as a decrease in our average debt balance from $1.18 billion to $1.07 billion more than offset an increase in the average interest rate on our total debt from 4.8% in 2009 to 5.2% in 2010.   The increase in our average interest rate paid was caused by a reduction in short term, floating rate commercial paper, while longer term fixed rate debt outstanding remained essentially unchanged.

The decrease in other expense, net, for 2009, as compared to 2008, was primarily due to lower interest rates on our floating rate debt, which drove the average cost of our total debt from 5.3% in 2008 to 4.8% in 2009, as well as a reduced level of debt outstanding during 2009. Our average debt balance fell to $1.18 billion in 2009 from $1.34 billion in 2008. For additional information about our debt agreements, see Note 5 of the Notes to the Consolidated Financial Statements in this report. Other income, net, for 2009 primarily includes a $2.2 million mark-to-market adjustment on certain insurance policies, a $1.1 million gain on our repurchase of $7.5 million principal amount of our ten-year senior notes due 2017 and a $1.3 million gain related to a litigation settlement.  Other income, net in 2008 includes a $5.5 million gain on our repurchase of $20 million principal amount of ten-year senior notes due 2017.

Income Taxes

	Twelve Months Ended December 31,			Change
				2010 vs. 2009		2009 vs. 2008
Provision for Income Taxes	2010	2009	2008	$	%	$	%
	(Dollars in millions)

Consolidated provision for income taxes	$131.9	$106.6	$119.0	$25.3	24%	$(12.4)	-10%
Effective income tax rate	35.1%	32.2%	31.8%

Our effective tax rate was 35.1% for 2010, up from 32.2% for the same period in 2009.  The 2010 rate was higher due primarily to the prior year recognition of a $7.3 million income tax benefit related to our ability to utilize foreign tax credits beyond 2009, more favorable discrete items in 2009 related to foreign and state taxes and a 2009 investment loss in subsidiary, partially offset by a permanent federal deduction realized in 2010.  We expect our effective tax rate in 2011 to increase to a range of 36% to 38%.

Our effective income tax rate for 2009 was up slightly compared to 2008. The 2009 rate reflects the recognition of a $7.3 million income tax benefit in the fourth quarter of 2009 related to our ability to utilize foreign tax credits beyond 2009. Additionally, we recorded favorable discrete items in 2009 related to foreign and state taxes and an investment loss in a subsidiary. With the fourth quarter 2009 adjustments, we have recognized the benefit of foreign tax credit carryforwards that would have reduced future tax expense.  The 2008 rate reflects $14.6 million in income tax benefits that we recorded related to uncertain tax positions for which the statute of limitations had expired which resulted in a lower effective income tax rate in 2008 as compared to 2009.

Net Income

	Twelve Months Ended December 31,			Change
				2010 vs. 2009		2009 vs. 2008
Net Income	2010	2009	2008	$	%	$	%
	(In millions, except per share amounts)

Consolidated operating income	$430.0	$381.8	$439.0	$48.2	13%	$(57.2)	-13%
Consolidated other expense, net	(54.8)	(50.8)	(65.1)	(4.0)	8%	14.3	-22%
Consolidated provision for income taxes	(131.9)	(106.6)	(119.0)	(25.3)	24%	12.4	-10%
Consolidated net income from continuing operations	$243.3	$224.4	$254.9	$18.9	8%	$(30.5)	-12%
Discontinued operations, net of tax	$31.5	$16.1	$24.1	$15.4	94%	$(8.0)	-33%
Net income attributable to noncontrolling interests	(8.1)	(6.6)	(6.2)	(1.5)	22%	(0.4)	6%
Net income attributable to Equifax	$266.7	$233.9	$272.8	$32.8	14%	$(38.9)	-14%
Diluted earnings per common share
Net income from continuing operations attributable to Equifax	$1.86	$1.70	$1.91	$0.16	9%	$(0.21)	-11%
Discontinued operations attributable to Equifax	0.25	0.13	0.18	$0.12	92%	$(0.05)	-28%
Net income attributable to Equifax	$2.11	$1.83	$2.09	$0.28	15%	$(0.26)	-12%
Weighted-average shares used in computing diluted earnings per share	126.5	127.9	130.4

The increase in net income attributable to Equifax for 2010, as compared to 2009, was primarily due to increased income from discontinued operations, driven by a $14.9 million gain, net of tax, on the sale of DMS recorded in the third quarter of 2010 and a $12.3 million gain, net of tax, on the sale of the APPRO product line recorded in the second quarter of 2010.  Net income attributed to Equifax for 2010 also benefited from higher operating income, which grew generally in line with higher revenue.

The decrease in net income for 2009, as compared to 2008, was a function of lower operating income in three of our five businesses and $8.0 million of additional restructuring charges in 2009, partially offset by increased income from our TALX and North America Commercial Solutions segments and lower interest expense.

Segment Financial Results

U.S. Consumer Information Solutions

	Twelve Months Ended December 31,			Change
				2010 vs. 2009			2009 vs. 2008
U.S. Consumer Information Solutions	2010	2009	2008	$	%		$	%
	(Dollars in millions)
Operating revenue:
Online Consumer Information Solutions	$485.2	$501.4	$566.5	$(16.2)	-3%		$(65.1)	-11%
Mortgage Solutions	113.5	99.5	70.2	14.0	14%		29.3	42%
Consumer Financial Marketing Services	144.3	111.3	132.0	33.0	30%		(20.7)	-16%
Total operating revenue	$743.0	$712.2	$768.7	$30.8	4%		$(56.5)	-7%
% of consolidated revenue	40%	41%	42%
Total operating income	$269.8	$259.4	$298.9	$10.4	4%		$(39.5)	-13%
Operating margin	36.3%	36.4%	38.9%		-0.1	pts		-2.5	pts

U.S. Consumer Information Solutions revenue increased 4% in 2010 as compared to 2009 as growth in Mortgage Solutions along with growth due to our acquisition of IXI Corporation in the fourth quarter of 2009 was partially offset by a small decline in online credit reporting revenue.  The decrease in revenue for 2009, as compared to 2008, was mainly due to continued weakness in the U.S. credit and retail economy, offset by growth in the Mortgage Solutions business due to increased activity associated with our settlement services products and increased mortgage refinancing activity in 2009 and 2010.

OCIS.  Revenue for 2010, as compared to 2009, declined primarily due to a reduction of online credit decision transaction volume of 5% caused by weakness in the U.S. consumer credit markets while pricing remained relatively flat year over year.  Revenue for 2009, as compared to the prior year, declined primarily due to a reduction of online credit decision transaction volume as consumer lending activity was lower than in 2008. The 18% decline in volume for 2009, from the prior year, was partially offset by a 4% increase in average revenue per transaction. This increase was attributable to a disproportionate decline in volume from large national accounts which are generally billed at a lower average price per transaction.

Mortgage Solutions.  Revenue for 2010 has increased, as compared to the prior year, due to favorable long-term interest rates that have resulted in higher consumer refinancing activity and increased home sales activity attributable to U.S. government incentives for housing purchases which expired on May 31, 2010. The 2009 increase in revenue, as compared to 2008, is due to increased activity associated with growth in demand for our settlement services products which resulted in increased revenue of $16.5 million over 2008, higher volumes of mortgage credit reporting related to increased refinance activity and incremental revenue from our acquisition of certain assets of a small mortgage credit reporting reseller.

 Consumer Financial Marketing Services.  The increase in revenue in 2010, as compared to 2009, was primarily due to our acquisition of IXI Corporation during the fourth quarter of 2009. Revenue decreased in 2009 as compared to 2008 as banks and other market participants reduced prescreen marketing volumes and negotiated lower prices for portfolio management services at a time of significant uncertainty in the consumer credit market.  This decline was partially offset by approximately $6 million of incremental revenue from our acquisition of IXI Corporation in October 2009.

 U.S. Consumer Information Solutions Operating Margin.  Operating margin remained relatively consistent in 2010, as compared to 2009.   The margin impact of amortization expense associated with the IXI acquisition was offset by expense leveraging resulting from revenue growth and expense reductions due to certain process streamlining activities.

Operating margin decreased for 2009, as compared to 2008, mainly due to revenue declines described above in our OCIS and Consumer Financial Marketing Services businesses. Our operating expenses generally do not decline at the same rate as our revenue due to a high portion of costs that are fixed rather than variable in the short term. The overall decline in revenue was partially offset by lower personnel costs due to headcount reductions, process efficiencies and lower technology outsourcing costs. The increases in revenue from our core mortgage and settlement services products also contributed to the USCIS margin decline as these products have higher variable costs and lower margins than traditional online database products.

International

	Twelve Months Ended December 31,			Change
				2010 vs. 2009			2009 vs. 2008
International	2010	2009	2008	$	%		$	%
	(Dollars in millions)
Operating revenue:
Latin America	$231.3	$200.4	$219.9	$30.9	15%		$(19.5)	-9%
Europe	137.6	138.4	175.0	(0.8)	-1%		(36.6)	-21%
Canada Consumer	113.9	99.8	110.8	14.1	14%		(11.0)	-10%
Total operating revenue	$482.8	$438.6	$505.7	$44.2	10%		$(67.1)	-13%
% of consolidated revenue	26%	26%	28%
Total operating income	$119.4	$118.9	$149.9	$0.5	0%		$(31.0)	-21%
Operating margin	24.7%	27.1%	29.6%		-2.4	pts		-2.5	pts

International revenue increased in 2010, as compared to 2009, primarily due to strong growth in Latin America and the favorable impact of changes in foreign exchange rates.  Local currency fluctuations against the U.S. dollar favorably impacted our International revenue by $21.8 million, or 5%.  In local currency, International revenue was up 5% in 2010.  For 2009, as compared to 2008, revenue decreased primarily due to the negative impact of foreign currency translation and secondarily due to global economic weakness affecting several of our larger international country operations. Local currency fluctuation against the U.S. dollar negatively impacted our 2009 International revenue by $47.2 million, or 9%. In local currency, 2009 revenue was down 4%, as compared to the same period a year ago.

Latin America.  Revenue increased for 2010, as compared to the prior year by $30.9 million, or 15%, partially due to the favorable foreign currency impact of $14.3 million, or 7%. In local currency, revenue increased 8% from 2009.  Local currency revenue increased in most of our Latin American geographies, resulting from broad-based growth across all product segments, partially offset by a modest decline in Brazil.

Revenue declined for 2009, as compared to the prior year, due to an unfavorable foreign currency impact of $18.9 million, or 9%. In local currency, 2009 revenue was approximately flat when compared to 2008. Local currency revenue declines in Brazil and Chile were offset by increased revenue in our other Latin American geographies resulting from increased volumes for our collection services and decisioning technology products. The revenue declines in Brazil and Chile were mainly due to lower volumes related to our online solutions, marketing products and decisioning technologies, resulting primarily from competitive factors in these geographies.

Europe.  The slight decrease in revenue for 2010, as compared to 2009, was due to an unfavorable foreign currency impact of $3.2 million, or 3%.  In local currency, revenue increased 2%, as compared to the same period in 2009.  The increase was due to growth in online transactions and a higher volume of subscriptions in the U.K. as well as higher registries usage in Spain and Portugal offset by declines in some of our other product segments.  The decline in revenue for 2009, as compared to the prior year, was partially due to the unfavorable foreign currency impact of $21.3 million, or 12%. In local currency, revenue declined 9% for 2009, as compared to the same period in 2008. The local currency declines were due to decreased volume in the U.K. caused by weakness in the U.K. economy affecting customer demand, which was partially offset by higher volumes and new customers for our online services and new collections products in Spain and Portugal.

Canada Consumer.  The $14.1 million increase in revenue for 2010, as compared to the prior year, was primarily due to favorable foreign currency impact of $10.6 million, or 11%.  In local currency, revenue increased 3% when compared to 2009. The increase in local currency was due to increased volumes for our technology and analytical services products primarily due to growth in the customer base for a new fraud mitigation product.  The decline in revenue for 2009, as compared to the prior year, was partially due to an unfavorable foreign currency impact of $7.0 million, or 6%. In local currency, revenue declined 4% for 2009, as compared to 2008. The decline in local currency was due to lower volumes related to our online solutions and marketing products resulting from weakness in the economy, partially offset by increased volumes for our analytical and decisioning technology products.

International Operating Margin.  Operating margin decreased for 2010, as compared to 2009, primarily due to a shift in product mix and increased operating expenses. Operating expenses increased 8% for 2010, in local currency, when compared to 2009, due to increased revenue and expense investments in new product development and increased sales force, particularly in Brazil.  Operating margin decreased for 2009, as compared to 2008, due to the revenue declines discussed above. Operating expenses decreased 1% for 2009, in local currency, when compared to 2008, compared to a 4% decline in revenue in local currency.

TALX

	Twelve Months Ended December 31,			Change
				2010 vs. 2009			2009 vs. 2008
TALX	2010	2009	2008	$	%		$	%
	(Dollars in millions)
Operating Revenue:
The Work Number	$209.1	$158.2	$131.9	$50.9	32%		$26.3	20%
Tax and Talent Management	186.5	188.2	173.2	(1.7)	-1%		15.0	9%
Total operating revenue	$395.6	$346.4	$305.1	$49.2	14%		$41.3	14%
% of consolidated revenue	21%	20%	16%
Total operating income	$92.1	$75.4	$53.1	$16.7	22%		$22.3	42%
Operating margin	23.3%	21.8%	17.4%		1.5	pts		4.4	pts

The Work Number.  Revenue from The Work Number increased $50.9 million, or 32%, in 2010 compared to 2009 due to mid-double digit growth from traditional employment based verification and complementary services, with strong demand across each of the mortgage, pre-employment screening, social services and collections sectors; and due to the impact of our acquisition of Rapid Reporting Verification Company in the fourth quarter of 2009.  Revenue increased in 2009, as compared to 2008, due to the increased volumes of verifications of consumer employment from government service agencies, who use our services to approve benefits to consumers under certain government programs, and verifications of employment and income by financial institutions, who confirm consumer data for use in underwriting decisions. Our acquisition of Rapid Reporting Verification Company in November 2009 provided approximately $5 million of incremental revenue.

Tax and Talent Management Services.  The decrease in revenue during 2010, as compared to the prior year, resulted primarily from expected declines in our Tax Management Services business driven primarily by decreases in unemployment compensation claims activity, partially offset by revenue growth in our Talent Management Services business due to increased government hiring activity at the U.S. Transportation and Security Administration and other large government customers.  The increase in revenue during 2009, as compared to 2008, resulted from growth in our Tax Management Services business driven primarily by increased unemployment compensation claims activity due to the high levels of unemployment in the U.S., partially offset by declines in volume from our Talent Management Services business during the first half of the year, as demand was negatively impacted by reduced hiring activity by employers, particularly governmental agencies who are key clients, caused by the weakened economy and budgetary pressures.

TALX Operating Margin.  Operating margin increased 150 basis points for 2010, as compared to 2009, and 440 basis points in 2009, as compared to 2008, due to continued revenue growth, while operating expenses grew at a slower rate due to the leveraging of certain fixed operational and overhead costs and certain operating process efficiencies for both periods.

North America Personal Solutions

	Twelve Months Ended December 31,			Change
				2010 vs. 2009			2009 vs. 2008
North America Personal Solutions	2010	2009	2008	$	%		$	%
	(Dollars in millions)

Total operating revenue	$157.6	$149.0	$162.6	$8.6	6%		$(13.6)	-8%
% of consolidated revenue	9%	9%	9%
Total operating income	$44.6	$34.3	$46.3	$10.3	30%		$(12.0)	-26%
Operating margin	28.3%	23.0%	28.4%		5.3	pts		-5.4	pts

The increase in revenue for 2010, as compared to 2009, was primarily due to increased direct to customer, Equifax-branded subscription service revenue, which was up 11% from 2009, driven by higher average revenue per subscriber due to new product offerings and better market segmentation.  The increase in subscription revenue was partially offset by lower transaction sales and lower corporate breach revenues.  The operating margin increase was primarily due to the revenue growth and operating efficiencies.

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

North America Commercial Solutions

	Twelve Months Ended December 31,			Change
				2010 vs. 2009			2009 vs. 2008
North America Commercial Solutions	2010	2009	2008	$	%		$	%
	(Dollars in millions)

Total operating revenue	$80.5	$69.8	$71.5	$10.7	15%		$(1.7)	-2%
% of consolidated revenue	4%	4%	4%
Total operating income	$19.5	$15.1	$13.6	$4.4	29%		$1.5	11%
Operating margin	24.2%	21.7%	19.0%		2.5	pts		2.7	pts

Revenue increased for 2010, as compared to 2009, $10.7 million, or 15%.  The favorable impact of changes in the U.S. – Canadian foreign exchange rate increased revenue by $2.3 million, or 3%.  In local currency, revenue increased 12% in 2010 compared to the prior year.  The local currency increase was primarily due to increases in U.S. risk and marketing service revenue and revenue from our data management products.  Online transaction volume for U.S. commercial credit information products for 2010 increased when compared to the prior year.  Operating margin increased for 2010, as compared to 2009, as the rapid rate in revenue growth exceeded growth in operating expenses.

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

General Corporate Expense

	Twelve Months Ended December 31,			Change
				2010 vs. 2009		2009 vs. 2008
General Corporate Expense	2010	2009	2008	$	%	$	%
	(Dollars in millions)

General corporate expense	$115.4	$121.3	$122.8	$(5.9)	-5%	$(1.5)	-1%

Our general corporate expenses are costs that are incurred at the corporate level and include those expenses impacted by corporate direction, such as shared services, administrative, legal, equity compensation costs and restructuring expenses. General corporate expenses decreased for 2010, as compared to 2009, primarily as a result of $24.8 million of restructuring charges recorded in 2009 that did not recur in 2010.  This was partially offset by increased salary, benefit and incentive costs, upgrades in shared corporate technology, and acquisition-related expenses.

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

Sources and Uses of Cash

Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity. We believe that funds generated from expected results of operations will be sufficient to finance our anticipated working capital and other cash requirements (such as capital expenditures, interest payments, potential pension funding contributions, dividend payments and stock repurchases, if any) for the foreseeable future. Since the beginning of 2009, credit market conditions have improved and we have primarily shifted our short-term borrowings to our commercial paper program. In the event that credit market conditions were to deteriorate, we would rely more heavily on borrowings as needed under our Senior Credit Facility described below. At December 31, 2010, $848.3 million was available to borrow under our Senior Credit Facility. Our Senior Credit Facility does not include a provision under which lenders could refuse to allow us to borrow under this facility in the event of a material adverse change in our financial condition, as long as we are in compliance with the covenants contained in the lending agreement.

On February 18, 2011, we extended the maturity date and reduced the borrowing limits of our existing unsecured revolving credit facility dated as of July 24, 2006, as amended (the Senior Credit Facility) with a group of lenders by entering into a Second Amended and Restated Credit Agreement dated as of February 18, 2011 (the “Amended Agreement”). The Senior Credit Facility had been scheduled to expire on July 24, 2011, and provided $850 million of borrowing capacity.  The Amended Agreement provides for a maturity date of February 18, 2015.  We elected to reduce the size of the facility to $500 million in line with our liquidity needs and reflecting credit market conditions, including higher upfront fees and fees for unused borrowing availability. The Amended Agreement also provides an accordion feature that allows us to request an increase in the total commitment amount to $750 million should we so choose.  We added certain of our subsidiaries in Canada and Luxembourg as co-borrowers in addition to the Company and our U.K. subsidiary to provide additional flexibility as to the place of borrowing.

The Amended Agreement revises certain other terms of the existing credit agreement, including pricing, to reflect current market conditions.  The pricing grid for the Senior Credit Facility, which is based on our applicable credit ratings at the time of any borrowing, was increased.  Based on our current credit ratings, the unused facility fee as of the closing date increased from 8 to 20 basis points, and the margin for base rate or LIBOR rate loans and letters of credit as of the closing date increased from 32 to 150 basis points.  The Amended Agreement did not change the existing financial covenant which requires us to maintain, on a rolling four quarter basis, a maximum leverage ratio (the ratio of consolidated total funded debt to consolidated EBITDA as defined in the Amended Agreement) not to exceed 3.5 to 1.0.   On February 18, 2011, we correspondingly reduced the size of our commercial paper program (the CP Program), which is supported by the Senior Credit Facility, from $850 million to $500 million.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited, in some cases, by certain restrictions imposed by foreign governments; these restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.

Information about our cash flows, by category, is presented in the consolidated statement of cash flows. The following table summarizes our cash flows for the twelve months ended December 31, 2010, 2009 and 2008:

	Twelve Months Ended December 31,			Change
				2010 vs. 2009		2009 vs. 2008
Net cash provided by (used in):	2010	2009	2008	$	%	$	%
	(Dollars in millions)

Operating activities	$352.6	$418.4	$448.1	$(65.8)	-16%	$(29.7)	-7%
Investing activities	$1.0	$(270.1)	$(141.6)	$271.1	nm	$(128.5)	nm
Financing activities	$(335.3)	$(108.3)	$(319.1)	$(227.0)	nm	$210.8	nm

nm — not meaningful

Operating Activities

The decrease in operating cash flow for 2010 was primarily driven by $35.0 million of additional pension contributions; a $16.4 million net impact on use of funds as accounts receivable, which had been reduced in 2009, grew in 2010 as revenue grew; and $42.0 million in taxes paid on the sale of DMS and the APPRO product line.  These, and other lesser changes in assets and liabilities, more than offset increased net income and the contribution from higher depreciation and amortization.

The decrease in operating cash flow for 2009 was primarily driven by $38.5 million of lower consolidated net income described above and $29.3 million of pension contributions in 2009 with no similar payments made in 2008. These items were partially offset by year to year reduction in days sales outstanding in trade receivables and increases in operating liabilities as reduced levels of accruals in 2008 did not recur.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited, in some cases, by certain restrictions imposed by foreign governments; these restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.

Investing Activities

	Twelve Months Ended December 31,			Change
Net cash used in:	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(Dollars in millions)

Capital expenditures	$99.8	$70.7	$110.5	$29.1	$(39.8)

Our capital expenditures are used for developing, enhancing and deploying new and existing software in support of our expanding product set, replacing or adding equipment, updating systems for regulatory compliance, the licensing of software applications and investing in system reliability, security and disaster recovery enhancements.

Capital expenditures in 2010 were higher than 2009 due to the purchase of our headquarters building in Atlanta, GA.  On February 27, 2009, we notified the lessor of our headquarters building that we intended to exercise our purchase option in accordance with the lease terms. We purchased the building for $29.0 million on February 26, 2010. The notice of our intent to exercise our purchase option caused us to account for this lease obligation as a capital lease. We recorded the building and the related obligation on our Consolidated Balance Sheets at December 31, 2009. For additional information regarding our headquarters building lease, see Note 6 of the Notes to the Consolidated Financial Statements in this report.

Capital expenditures in 2009 were less than 2008, due to significant data center infrastructure improvements that were substantially completed in 2008. We expect capital expenditures in 2011 to be in the range of $75 million to $95 million, as we continue to invest for growth.

Acquisitions, Divestitures and Investments

	Twelve Months Ended December 31,			Change
Net cash used in:	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(Dollars in millions)

Acquisitions, net of cash acquired	$(82.6)	$(196.0)	$(27.4)	$113.4	$(168.6)
Proceeds received from divestitures	$181.7	$-	$-	$181.7	$-
Investment in unconsolidated affiliates, net	$1.7	$(3.4)	$(3.7)	$5.1	$0.3

2010 Acquisitions, Divestitures and Investments. On October 1, 2010, we acquired Anakam, Inc., a provider of large-scale, software-based, multi-factor authentication solutions for $64.3 million.  The results of this acquisition are included in our U.S. Consumer Information Solutions segment.

To further enhance our market share, during the twelve months ended December 31, 2010, we completed four acquisitions totaling $12.3 million, net of cash acquired.  These transactions were in our International segment and the results of these acquisitions are not material.

During 2010, we resolved a contingent earn-out associated with a 2008 acquisition included in our TALX segment.  The earn-out of $6 million was measured on the completion of 2009 revenue targets and was accrued at December 31, 2009.

On April 23, 2010, we sold our Equifax Enabling Technologies LLC legal entity, consisting of our APPRO loan origination software business (“APPRO”) for approximately $72 million.  On July 1, 2010, we sold the assets of our Direct Marketing Services division (“DMS”) for approximately $117 million.  Both of these were previously reported in our U.S. Consumer Information Solutions segment.  We have presented the APPRO and DMS operations as discontinued operations for all periods presented.  The discontinued operations are further described in Note 2 of the Notes to the Consolidated Financial Statements in this report.

2009 Acquisitions, Divestitures and Investments.  On December 23, 2009, as a part of our long-term growth strategy of expanding into emerging markets, we formed a joint venture, Equifax Credit Information Services Private Limited, or ECIS, to provide a broad range of credit data and information solutions in India. We paid cash consideration of $5.2 million for our 49 percent equity interest in ECIS.

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

We financed these purchases through borrowings under our Senior Credit Facility, which were subsequently refinanced through the issuance in November 2009 of our 4.45%, five-year unsecured Senior Notes. The 4.45% Senior Notes are further described in Note 5 of the Notes to the Consolidated Financial Statements in this report.

On August 12, 2009, in order to enhance our Mortgage Solutions business market share, we acquired certain assets and specified liabilities of a small mortgage credit reporting reseller for cash consideration of $3.8 million. The results of this acquisition have been included in our U.S. Consumer Information Solutions segment subsequent to the acquisition date.

2008 Acquisitions, Divestitures and Investments.  To further enhance our market share and grow our credit data business, during the twelve months ended December 31, 2008, we completed nine acquisitions and investments in a number of small businesses totaling $27.4 million, net of cash acquired. Six of the transactions were in our International segment, two within our U.S. Consumer Information Solutions segment and one within our TALX segment. We recorded a $6.0 million liability at December 31, 2009, with a corresponding adjustment to goodwill, for the contingent earn-out payment associated with the acquired company within the TALX segment. The earn-out payment was measured on the completion of 2009 revenue targets and will be paid in 2010.

On June 30, 2008, as a part of our long-term growth strategy of entering new geographies, we acquired a 28 percent equity interest in Global Payments Credit Services LLC, or GPCS, a credit information company in Russia, for cash consideration of $4.4 million, which is now doing business as Equifax Credit Services, LLC in Russia. Under our shareholders’ agreement, we have the option to acquire up to an additional 22 percent interest in GPCS between 2011 and 2013 for cash consideration based on a formula for determining equity value of the business and the assumption of certain debt, subject to satisfaction of certain conditions.

For additional information about our acquisitions, see Note 3 of the Notes to Consolidated Financial Statements in this report.

Financing Activities

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(Dollars in millions)

Net short-term (repayments) borrowings	$(134.0)	$101.8	$(184.8)	$(235.8)	$286.6
Net borrowings (repayments) under long-term revolving credit facilities	$(5.0)	$(415.2)	$45.0	$410.2	$(460.2)
Payments on long-term debt	$(20.8)	$(31.8)	$(17.8)	$11.0	$(14.0)
Proceeds from issuance of long-term debt	$-	$274.4	$2.3	$(274.4)	$272.1

Credit Facility Availability.  Our principal unsecured revolving credit facility with a group of banks, which we refer to as the Senior Credit Facility, permitted us to borrow up to $850.0 million through July 2011. The Senior Credit Facility may be used for general corporate purposes. Availability of the Senior Credit Facility for borrowings is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding principal amount of our commercial paper notes, or CP.   The Senior Credit Facility was scheduled to expire in July 2011.  As noted above, on February 18, 2011, we extended the maturity date to February 18, 2015 and reduced the borrowing limits of the Senior Credit Facility from $850.0 million to $500.0 million pursuant to the Amended Agreement.

Our $850.0 million CP program has been established to allow for borrowing through the private placement of CP with maturities ranging from overnight to 397 days. We may use the proceeds of CP for general corporate purposes.  On February 18, 2011, under the terms of the Amended Agreement, we correspondingly reduced the size of the CP Program, which is supported by the Senior Credit Facility, from $850 million to $500 million.

In June 2010, we amended our 364-day revolving credit agreement with a Canadian bank (our Canadian Credit Facility), to reduce the borrowing limit from C$20.0 million to C$10.0 million (denominated in Canadian dollars) and extending its maturity through June 2011. Borrowings may be used for general corporate purposes.

At December 31, 2010, no amounts were outstanding under our Senior Credit Facility, CP program or Canadian Credit Facility.  At December 31, 2010, a total of $858.3 million was available under our committed credit facilities.

At December 31, 2010, approximately 72% of our debt was fixed-rate debt and 28% was effectively variable-rate debt. Our variable-rate debt, consisting of our five-year senior notes due 2014 (against which we have executed interest rate swaps to convert interest expense from fixed rates to floating rates), generally bears interest based on a specified margin plus a base rate (LIBOR) or on CP rates for investment grade issuers. The interest rates reset periodically, depending on the terms of the respective financing arrangements. At December 31, 2010, interest rates on our variable-rate debt were 2.1%.

Borrowing and Repayment Activity.  Net short-term borrowings (repayments) primarily represent activity under our CP program, as well as activity under our Canadian short-term revolving credit agreement. Net (repayments) borrowings under long-term revolving credit facilities relates to activity on our Senior Credit Facility. We primarily borrow under our CP program, when available.

The change in net short-term (repayments) borrowings in 2010 primarily reflects the net repayment of $134.0 million of CP notes since December 31, 2009.  Net short-term borrowings in 2009 primarily reflects the net issuance of $132.0 million of CP notes, offset by the repayment of $25.8 million under our Canadian Credit Facility in 2009. Net short-term (repayments) in 2008 reflects the net repayment of $216.5 million of the balance outstanding on our CP notes, offset by the increase of $25.8 million in borrowings under our Canadian Credit Facility.

The change in net (repayments) borrowings for 2010 under long-term revolving credit facilities represents the 2009 repayment of borrowings outstanding at December 31, 2008, under our Senior Credit Facility as we decreased our use of CP to fund our capital needs in 2009 and 2010. The 2009 repayment of these borrowing drove the increase in net (repayments) borrowings for 2009. In 2008, the net borrowing activity under long-term revolving credit facilities primarily represents our pay down of $216.5 million of CP outstanding at December 31, 2007 from cash from operations and borrowings under our Senior Credit Facility to lower the average cost of our debt and due to the adverse conditions in the CP market. In 2009, we purchased $7.5 million principal amount of our outstanding ten-year senior notes due 2017 for $6.3  million and $25.0 million principal amount of our outstanding debentures due 2028 for $25.1 million. During 2008, we purchased $20.0 million principal amount of the ten-year senior notes due 2017 for $14.3 million.

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

Debt Covenants.  Our outstanding indentures and comparable instruments contain customary covenants including for example limits on secured debt and sale/leaseback transactions. In addition, our Senior Credit Facility and Canadian Credit Facility each require us to maintain a maximum leverage ratio of not more than 3.5 to 1.0, and limit the amount of subsidiary debt. Our leverage ratio was 1.71 at December 31, 2010. None of these covenants are considered restrictive to our operations and, as of December 31, 2010, we were in compliance with all of our debt covenants.

We do not have any credit rating triggers that would accelerate the maturity of a material amount of our outstanding debt; however, our senior notes, discussed above, contain change in control provisions. If we experience a change of control or publicly announce our intention to effect a change of control and the rating on the senior notes is lowered by Standard & Poor’s, or S&P, and Moody’s Investors Service, or Moody’s, below an investment grade rating within 60 days of such change of control or notice thereof, then we will be required to offer to repurchase the senior notes at a price equal to 101% of the aggregate principal amount of the senior notes plus accrued and unpaid interest.

Credit Ratings.  Credit ratings reflect an independent agency’s judgment on the likelihood that a borrower will repay a debt obligation at maturity. The ratings reflect many considerations, such as the nature of the borrower’s industry and its competitive position, the size of the company, its liquidity and access to capital and the sensitivity of a company’s cash flows to changes in the economy. The two largest rating agencies, S&P and Moody’s, use alphanumeric codes to designate their ratings. The highest quality rating for long-term credit obligations is AAA and Aaa for S&P and Moody’s, respectively. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency.

Long-term ratings of BBB- and Baa3 or better by S&P and Moody’s, respectively, reflect ratings on debt obligations that fall within a band of credit quality considered to be “investment grade”. At December 31, 2010, the long-term ratings for our obligations were BBB+ and Baa1, which are consistent with the ratings and outlooks which existed at December 31, 2009. A downgrade in our credit rating would increase the cost of borrowings under our CP program and credit facilities, and could limit, or in the case of a significant downgrade, preclude our ability to issue CP. If our credit ratings were to decline to lower levels, we could experience increases in the interest cost for any new debt. In addition, the market’s demand for, and thus our ability to readily issue, new debt could become further influenced by the economic and credit market environment.

For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 5 of the Notes to Consolidated Financial Statements in this report.

Equity Transactions

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(Dollars in millions)

Treasury stock purchases	$(167.5)	$(23.8)	$(155.7)	$(143.7)	$131.9
Dividends paid to Equifax shareholders	$(35.2)	$(20.2)	$(20.5)	$(15.0)	$0.3
Dividends paid to noncontrolling interests	$(5.1)	$(4.0)	$(3.4)	$(1.1)	$(0.6)
Proceeds from exercise of stock options	$29.3	$10.2	$14.7	$19.1	$(4.5)
Excess tax benefits from stock-based compensation plans	$3.5	$1.3	$2.1	$2.2	$(0.8)

Sources and uses of cash related to equity during the twelve months ended December 31, 2010, 2009 and 2008 were as follows:

•
Under share repurchase programs authorized by our Board of Directors, we purchased 5.2 million, 0.9 million, and 4.5 million common shares on the open market during the twelve months ended December 31, 2010, 2009 and 2008, respectively, for $167.5 million, $23.8 million and $155.7 million, respectively, at an average price per common share of $32.28, $26.41 and $34.41, respectively. At December 31, 2010, the Company had $104.5 million remaining for stock repurchases under the existing Board authorization.

•
During the twelve months ended December 31, 2010, 2009 and 2008, we paid cash dividends to Equifax shareholders of $35.2 million, $20.2 million and $20.5 million, respectively, at $0.28 per share for 2010 and $0.16 per share for 2009 and 2008.

Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual obligations and commitments as of December 31, 2010. The table excludes commitments that are contingent based on events or factors uncertain at this time. Some of the excluded commitments are discussed below the footnotes to the table.

	Payments due by
	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
	(In millions)
Debt (including capitalized lease obligation) (1)	$990.2	$19.9	$32.8	$290.0	$647.5
Operating leases (2)	95.3	17.9	26.3	13.1	38.0
Data processing, outsourcing agreements and other purchase obligations (3)	236.8	88.5	129.8	9.9	8.6
Other long-term liabilities (4) (6)	98.1	7.3	13.2	8.8	68.8
Interest payments (5)	761.3	54.0	104.2	93.2	509.9
	$2,181.7	$187.6	$306.3	$415.0	$1,272.8

(1)
The amounts are gross of unamortized discounts totaling $2.1 million and fair value adjustments of $11.5 million at December 31, 2010. Total debt on our Consolidated Balance Sheets is net of the unamortized discounts and fair value adjustments.

(2)	Our operating lease obligations principally involve office space and equipment, which include the ground lease associated with our headquarters building that expires in 2048.

(3)
These agreements primarily represent our minimum contractual obligations for services that we outsource associated with our computer data processing operations and related functions, and certain administrative functions. These agreements expire between 2011 and 2014.

(4)
These long-term liabilities primarily relate to obligations associated with certain pension, postretirement and other compensation-related plans, some of which are discounted in accordance with U.S. generally accepted accounting principles, or GAAP. We made certain assumptions about the timing of such future payments. In the table above, we have not included amounts related to future pension plan obligations, as such required funding amounts beyond 2010 have not been deemed necessary due to our current expectations regarding future plan asset performance. During January 2011, we made a $10.0 million discretionary contribution to fund our U.S. Retirement Income Plan.

(5)
For future interest payments on variable-rate debt, which are generally based on a specified margin plus a base rate (LIBOR) or on CP rates for investment grade issuers, we used the variable rate in effect at December 31, 2010 to calculate these payments. Our variable rate debt at December 31, 2010, consisted of CP, borrowings under our credit facilities and our five-year senior notes due 2014 (against which we have executed interest rate swaps to convert interest expense from fixed rates to floating rates). Future interest payments related to our Senior Credit Facility and our CP program are based on the borrowings outstanding at December 31, 2010 through their respective maturity dates, assuming such borrowings are outstanding until that time. The variable portion of the rate at December 31, 2010 was 2.1% for all of our variable-rate debt. Future interest payments may be different depending on future borrowing activity and interest rates.

(6)
This table excludes $27.9 million of unrecognized tax benefits, including interest and penalties, as we cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities.

A potential significant future use of cash would be the payment to Computer Sciences Corporation, or CSC, if it were to exercise its option to sell its credit reporting business to us at any time prior to 2013. The option exercise price would be determined by agreement or by an appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if the option had been exercised at December 31, 2010, the price range would have been approximately $625 million to $700 million. This estimate is based solely on our internal analysis of the value of the business, current market conditions and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than our estimate. Our agreement with CSC, which expires on July 31, 2018, also provides us with an option to purchase its credit reporting business if it does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. If CSC were to exercise its option, or if we were able to and decided to exercise our option, then we would have to obtain additional sources of funding. We believe that this funding would be available from sources such as additional bank lines of credit and the capital markets for debt and/or equity financing. However, the availability and terms of any such capital financing would be subject to a number of factors, including credit market conditions, the state of the equity markets, general economic conditions, our credit ratings and our financial performance and condition.

Off-Balance Sheet Transactions

We do not engage in off-balance sheet financing activities.

Pursuant to the terms of certain industrial revenue bonds, we transferred title to certain of our fixed assets with costs of $47.9 million and $35.7 million, as of December 31, 2010 and 2009, respectively, to a local governmental authority in the U.S. to receive a property tax abatement related to economic development. The title to these assets will revert back to us upon retirement or cancellation of the applicable bonds. These fixed assets are still recognized in the Company’s Consolidated Balance Sheets as all risks and rewards remain with the Company.

Letters of Credit and Guarantees

We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit was not material at December 31, 2010, and all have a remaining maturity of one year or less. Guarantees are issued from time to time to support the needs of our operating units. The maximum potential future payments we could be required to make under the guarantees is not material at December 31, 2010.

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

At December 31, 2010, the USRIP met or exceeded ERISA’s minimum funding requirements. In January 2011, we made a contribution of $10.0 million to the USRIP. During the twelve months ended December 31, 2010, we made contributions of $50.0 million to the USRIP.  During the twelve months ended December 31, 2009, we made contributions of $15.0 million to the EIPP. We also contributed $1.6 and $1.8 million to the CRIP during the twelve months ended December 31, 2010 and 2009, respectively. The Equifax Employee Benefits Trust contributed $12.5 million to the EIPP upon dissolution of the Trust in 2009. In the future, we will make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and liquidity needs. We believe additional funding contributions, if any, would not prevent us from continuing to meet our liquidity needs, which are primarily funded from cash flows generated by operating activities, available cash and cash equivalents, and our credit facilities.

For our non-U.S., tax-qualified retirement plans, we fund an amount sufficient to meet minimum funding requirements but no more than allowed as a tax deduction pursuant to applicable tax regulations. For the non-qualified supplementary retirement plans, we fund the benefits as they are paid to retired participants, but accrue the associated expense and liabilities in accordance with GAAP.

For additional information about our benefit plans, see Note 10 of the Notes to Consolidated Financial Statements in this report.

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

Effects of Inflation and Changes in Foreign Currency Exchange Rates

Equifax’s operating results are not materially affected by inflation, although inflation may result in increases in the Company’s expenses, which may not be readily recoverable in the price of services offered. To the extent inflation results in rising interest rates and has other adverse effects upon the securities markets and upon the value of financial instruments, it may adversely affect the Company’s financial position and profitability.

A significant portion of the Company’s business is conducted in currencies other than the U.S. dollar, and changes in foreign exchange rates relative to the U.S. dollar can therefore affect the value of non-U.S. dollar net assets, revenues and expenses. Potential exposures as a result of these fluctuations in currencies are closely monitored. We generally do not mitigate the risks associated with fluctuating exchange rates, although we may from time to time through forward contracts or other derivative instruments hedge a portion of our translational foreign currency exposure or exchange rate risks associated with material transactions which are denominated in a foreign currency.

RECENT ACCOUNTING PRONOUNCEMENTS

For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the Notes to Consolidated Financial Statements in this report.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s Consolidated Financial Statements are prepared in conformity with U.S. GAAP. This requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our Consolidated Financial Statements and the Notes to Consolidated Financial Statements. The following accounting policies involve critical accounting estimates because they are particularly dependent on estimates and assumptions made by management about matters that are uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period, either of which may have a material impact on the presentation of our Consolidated Balance Sheets and Statements of Income. We also have other significant accounting policies which involve the use of estimates, judgments and assumptions that are relevant to understanding our results. For additional information about these policies, see Note 1 of the Notes to Consolidated Financial Statements in this report. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

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

The determination of certain of our tax management services revenue requires the use of estimates, principally related to transaction volumes in instances where these volumes are reported to us by our clients on a monthly basis in arrears. In these instances, we estimate transaction volumes based on average actual reported volumes reported in the past. Differences between our estimates and actual final volumes reported are recorded in the period in which actual volumes are reported. We have not experienced significant variances between our estimates and actual reported volumes in the past. We monitor actual volumes to ensure that we will continue to make reasonable estimates in the future. If we determine that we are unable to make reasonable future estimates, revenue may be deferred until actual customer data is obtained. Also within our TALX operating segment, the fees for certain of our tax credits and incentives revenue are based on a percentage of the credit delivered to our clients. Revenue for these arrangements is recognized based on the achievement of milestones, upon calculation of the credit, or when the credit is utilized by our client, depending on the provisions of the client contract.

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

We have some multiple element arrangements that include software.  We recognize the elements for which we have established vendor specific objective evidence at fair value upon delivery, in accordance with the applicable guidance.

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

The goodwill balance at December 31, 2010, for our nine reporting units was as follows:

December 31,
2010
(In millions)
Consumer Information Solutions (including Mortgage Solutions and Consumer Financial Marketing Services)	$628.5
Europe	96.2
Latin America	219.8
Canada Consumer	30.9
North America Personal Solutions	1.8
North America Commercial Solutions	37.6
The Work Number	752.2
Tax Management Services	121.6
Talent Management Services	26.1
Total goodwill	$1,914.7

Judgments and Uncertainties — In determining the fair value of our reporting units, we used a combination of the income and market approaches to estimate the reporting unit’s business enterprise value.

Under the income approach, we calculate the fair value of a reporting unit based on estimated future discounted cash flows which require assumptions about short and long-term revenue growth rates, operating margins for each reporting unit, discount rates, foreign currency exchange rates and estimates of capital charges. The assumptions we use are based on what we believe a hypothetical marketplace participant would use in estimating fair value. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings before income taxes, depreciation and amortization, for benchmark companies. We believe the benchmark companies used for each of the reporting units serve as an appropriate input for calculating a fair value for the reporting unit as those benchmark companies have similar risks, participate in similar markets, provide similar services for their customers and compete with us directly. The companies we use as benchmarks are outlined in our “Competition” discussion in Item I of this report.  Data for the benchmark companies was obtained from publicly available information. Latin America has benchmark companies that conduct operations of businesses of a similar type and scope, such as Experian Group Limited and The Dun & Bradstreet Corporation. The Work Number, Tax Management Services and Talent Management Services share a different set of benchmark companies, notably ADP and Paychex Inc., as the markets they serve are different than those served by our other reporting units. Valuation multiples were selected based on a financial benchmarking analysis that compared the reporting unit’s operating result with the comparable companies’ information. In addition to these financial considerations, qualitative factors such as variations in growth opportunities and overall risk among the benchmark companies were considered in the ultimate selection of the multiple.

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

As a result of the economic downturn experienced in 2008 and 2009, and the resultant decline in revenue experienced in certain of our business units, in completing our 2010 impairment testing at September 30, 2010, we projected only modest revenue growth in 2011 for our reporting units based on planned business initiatives and prevailing trends exhibited by these units. The anticipated revenue growth is partially offset by assumed increases in expenses for a majority of our reporting units which reflect the additional level of investment needed in order to achieve the planned revenue growth. Our 2010 long-term forecast anticipated slow but steady recovery of the global economy in 2011 which combined with our own strategic initiatives is expected to result in moderate revenue and cash flow growth.   We also plan on continuing to take cost containment actions to help maintain operating margins for our reporting units.

Discount Rate Assumptions

We utilize a weighted average cost of capital, or WACC, in our impairment analysis that makes assumptions about the capital structure that we believe a market participant would make and include a risk premium based on an assessment of risks related to the projected cash flows of each reporting unit. We believe this approach yields a discount rate that is consistent with an implied rate of return that an independent investor or market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed. To calculate the WACC, the cost of equity and cost of debt are multiplied by the assumed capital structure of the reporting unit as compared to industry trends and relevant benchmark company structures. The cost of equity was computed using the Capital Asset Pricing Model which considers the risk-free interest rate, beta, equity risk premium and specific company risk premium related to a particular reporting unit. The cost of debt was computed using a benchmark rate and the Company’s tax rate. For the 2010 annual goodwill impairment evaluation, the discount rates used to develop the estimated fair value of the reporting units ranged from 10% to 16%. Because of assigned market premiums, discount rates are lowest for reporting units, whose cash flows are expected to be less volatile due to such factors as the maturity of the market they serve, their position in that market or other macroeconomic factors. Where there is the greatest volatility of cash flows due to the degree of maturity or predictability of a business, competition, or participation in less stable geographic markets, such as our Latin America reporting unit, the discount rate selected is in the higher portion of the range as there is more inherent risk in the expected cash flows of that reporting unit.

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

The estimated fair value of the reporting unit is highly sensitive to changes in these projections and assumptions; therefore, in some instances changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. For example, an increase in the discount rate and decline in the cumulative cash flow projections of a reporting unit could cause the fair value of certain reporting units to be below their carrying value. We perform sensitivity analyses around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values. Ultimately, future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. The excess of fair value over carrying value for the Company’s reporting units that were valued as of September 30, 2010, ranged from approximately 15% to 76%.

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

The calculated percentage excess in the Latin America reporting unit, at approximately 15%, reflects in part the effect of the uncertain economic and competitive conditions in Latin America on our actual and projected financial performance.  The projections used in the calculation of fair value reflect our assumption of moderate economic growth in most of these countries, increases in revenue from the addition of sales staff and from new product and new customer segment initiatives, and our planned spending on operating improvement initiatives in 2011 to drive improving growth and profitability, particularly in Brazil, followed by growth for all of Latin America in 2012.  If our operating improvement initiatives are not successful, there could be a change in the valuation of our goodwill in future periods and may possibly result in the recognition of an impairment loss.

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

No new indications of impairment existed during the fourth quarter of 2010, thus no impairment testing was updated as of December 31, 2010.

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

Income Taxes

We record deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. We assess the likelihood that our net deferred tax assets will be recovered from future taxable income or other tax planning strategies. To the extent that we believe that recovery is not likely, we must establish a valuation allowance to reduce the deferred tax asset to the amount we estimate will be recoverable.

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

We also use our judgment to determine whether it is more likely than not that we will sustain positions that we have taken on tax returns and, if so, the amount of benefit to initially recognize within our financial statements. We review our uncertain tax positions and adjust our unrecognized tax benefits in light of changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. These adjustments to our unrecognized tax benefits may affect our income tax expense. Settlement of uncertain tax positions may require use of our cash. At December 31, 2010, $27.9 million was recorded for uncertain tax benefits, including interest and penalties, of which it is reasonably possible that up to $7.1  million of our unrecognized tax benefit may change within the next twelve months.

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

The expected rate of return on plan assets is based on both our historical returns and forecasted future investment returns by asset class, as provided by our external investment advisor. In setting the long-term expected rate of return, management considers capital markets future expectations and the asset mix of the plan investments. Prior to 2008, the U.S. Pension Plans investment returns were 10.9%, 13.0% and 7.5% over three, five and ten years, respectively. The returns exceeded the S&P 500 returns for similar periods of time primarily due to an asset allocation strategy where large allocations to alternative asset classes (hedge fund of funds, private equity, real estate and real assets) provided consistently higher returns with a low correlation to equity market returns. These returns historically demonstrate a long-term record of producing returns at or above the expected rate of return. However, the dramatic adverse market conditions in 2008 skewed the traditional measures of long-term performance, such as the ten-year average return. The severity of the 2008 losses, approximately negative 20%, makes the historical ten-year average return a less accurate predictor of future return expectations. Our weighted-average expected rate of return for 2011 is 7.75% which is the same as the 2010 expected rate.  In 2009, the investment returns were approximately 16%, reflecting a partial recovery of the 2008 losses. Our weighted-average expected rate of return declined from 8.02% in 2009 to approximately 7.75% for 2010 primarily related to the U.S. Retirement Income Plan which experienced lower growth due to our migration to a lower risk investment strategy, with increased allocation to lower risk/lower return asset classes, as well as the current forecast of expected future returns for our asset classes, which is lower than the prior year.

Annual differences, if any, between the expected and actual returns on plan assets are included in unrecognized net actuarial gain. In calculating the annual amortization of the unrecognized net actuarial gain or loss, we use a market-related value of assets that smoothes actual investment gains and losses on plan assets over a period up to five years. The resulting unrecognized net actuarial gain or loss amount is recognized in net periodic pension expense over the average remaining life expectancy of the participant group since almost all participants are inactive.  The market-related value of our assets was $632.3 million at December 31, 2010. We do not expect our 2011 net periodic benefit cost, which includes the effect of the market-related value of assets, to be materially different than our 2010 cost. See Note 10 of the Notes to the Consolidated Financial Statements for details on changes in the pension benefit obligation and the fair value of plan assets.

Effect if actual results differ from assumptions — We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that are used in our actuarial valuations. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in pension expense that could be material. Adjusting our expected long-term rate of return (7.73% at December 31, 2010) by 50 basis points would change our estimated pension expense in 2011 by approximately $3.1 million. Adjusting our weighted-average discount rate (5.77% at December 31, 2010) by 50 basis points would change our estimated pension expense in 2011 by approximately $1.1 million.

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

We are required to translate, or express in U.S. dollars, the assets and liabilities of our foreign subsidiaries that are denominated or measured in foreign currencies at the applicable year-end rate of exchange on our Consolidated Balance Sheets and income statement items of our foreign subsidiaries at the average rates prevailing during the year. We record the resulting translation adjustment, and gains and losses resulting from the translation of intercompany balances of a long-term investment nature within other comprehensive income, as a component of our shareholders’ equity. Foreign currency transaction gains and losses, which have historically been immaterial, are recorded in our Consolidated Statements of Income. We generally do not mitigate the risks associated with fluctuating exchange rates, although we may from time to time through forward contracts or other derivative instruments hedge a portion of our translational foreign currency exposure or exchange rate risks associated with material transactions which are denominated in a foreign currency.

For the year ended December 31, 2010, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2010 would have increased our revenue by $49.6 million and our pre-tax operating profit by $13.7 million. For the year ended December 31, 2009, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2009 would have increased our revenue by $45.2 million and our pre-tax operating profit by $13.3 million. A 10% stronger U.S. dollar would have resulted in similar decreases to our revenue and pre-tax operating profit for 2010 and 2009.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our variable-rate, long-term Senior Credit Facility and commercial paper borrowings, as well as our interest rate swaps which economically convert our 2014 fixed rate bonds from a fixed rate of interest to a floating rate. We attempt to achieve the lowest all-in weighted-average cost of debt while simultaneously taking into account the mix of our fixed- and floating-rate debt, and the average life and scheduled maturities of our debt. At December 31, 2010, our weighted average cost of debt was 5.4% and weighted-average life of debt was 11.9 years. At December 31, 2010, 72% of our debt was fixed rate, and the remaining 28% was variable rate. Occasionally we use derivatives to manage our exposure to changes in interest rates by entering into interest rate swaps. A 100 basis point increase in the weighted-average interest rate on our variable-rate debt would have increased our 2010 interest expense by approximately $2.8 million.

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

Management assessed the effectiveness of Equifax’s internal control over financial reporting as of December 31, 2010. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Equifax’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of its Board of Directors.

Based on this assessment, management determined that, as of December 31, 2010, Equifax maintained effective internal control over financial reporting. Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Equifax Inc.:

We have audited Equifax Inc.’s (“Equifax” or “the Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Equifax’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Equifax Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010 of Equifax Inc. and our report dated February 23, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 23, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Equifax Inc.:

We have audited the accompanying consolidated balance sheets of Equifax Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equifax Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Equifax Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 23, 2011

CONSOLIDATED STATEMENTS OF INCOME

	Twelve Months Ended
	December 31,
	2010	2009	2008
(In millions, except per share amounts)
Operating revenue	$1,859.5	$1,716.0	$1,813.6
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	759.9	718.8	741.8
Selling, general and administrative expenses	507.4	470.2	490.6
Depreciation and amortization	162.2	145.2	142.2
Total operating expenses	1,429.5	1,334.2	1,374.6
Operating income	430.0	381.8	439.0
Interest expense	(56.1)	(57.0)	(71.3)
Other income, net	1.3	6.2	6.2
Consolidated income from continuing operations before income taxes	375.2	331.0	373.9
Provision for income taxes	(131.9)	(106.6)	(119.0)
Consolidated income from continuing operations	243.3	224.4	254.9
Income from discontinued operations, net of tax	31.5	16.1	24.1
Consolidated net income	274.8	240.5	279.0
Less: Net income attributable to noncontrolling interests	(8.1)	(6.6)	(6.2)
Net income attributable to Equifax	$266.7	$233.9	$272.8
Amounts attributable to Equifax:
Net income from continuing operations attributable to Equifax	$235.2	$217.8	$248.7
Discontinued operations, net of tax	31.5	16.1	24.1
Net income attributable to Equifax	$266.7	$233.9	$272.8
Basic earnings per common share:
Income from continuing operations attributable to Equifax	$1.89	$1.72	$1.94
Discontinued operations	0.25	0.13	0.19
Net income attributable to Equifax	$2.14	$1.85	$2.13
Weighted-average shares used in computing basic earnings per share	124.8	126.3	128.1
Diluted earnings per common share:
Income from continuing operations attributable to Equifax	$1.86	$1.70	$1.91
Discontinued operations	0.25	0.13	0.18
Net income attributable to Equifax	$2.11	$1.83	$2.09
Weighted-average shares used in computing diluted earnings per share	126.5	127.9	130.4
Dividends per common share	$0.28	$0.16	$0.16

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
(In millions, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$119.4	$103.1
Trade accounts receivable, net of allowance for doubtful accounts of $7.5 and $15.1 at December 31, 2010 and 2009, respectively	262.6	258.7
Prepaid expenses	26.1	27.6
Other current assets	21.1	27.4
Total current assets	429.2	416.8
Property and equipment:
Capitalized internal-use software and system costs	315.9	316.6
Data processing equipment and furniture	181.0	184.2
Land, buildings and improvements	169.5	164.5
Total property and equipment	666.4	665.3
Less accumulated depreciation and amortization	(368.0)	(346.0)
Total property and equipment, net	298.4	319.3

Goodwill	1,914.7	1,943.2
Indefinite-lived intangible assets	95.6	95.5
Purchased intangible assets, net	593.9	687.0
Other assets, net	101.8	88.7
Total assets	$3,433.6	$3,550.5
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities	$20.7	$183.2
Accounts payable	24.6	35.9
Accrued expenses	61.9	67.7
Accrued salaries and bonuses	71.9	58.1
Deferred revenue	58.7	69.8
Other current liabilities	81.7	77.5
Total current liabilities	319.5	492.2
Long-term debt	978.9	990.9
Deferred income tax liabilities, net	244.2	249.3
Long-term pension and other postretirement benefit liabilities	129.0	142.5
Other long-term liabilities	53.6	60.6
Total liabilities	1,725.2	1,935.5
Commitments and Contingencies (see Note 6)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	-	-
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at December 31, 2010 and 2009; Outstanding shares - 122.6 and 126.2 at December 31, 2010 and 2009, respectively	236.6	236.6
Paid-in capital	1,105.8	1,102.0
Retained earnings	2,725.7	2,494.2
Accumulated other comprehensive loss	(344.5)	(318.7)
Treasury stock, at cost, 64.6 shares and 61.0 shares at December 31, 2010 and 2009, respectively	(1,991.0)	(1,871.7)
Stock held by employee benefits trusts, at cost, 2.1 shares at December 31, 2010 and 2009	(41.2)	(41.2)
Total Equifax shareholders' equity	1,691.4	1,601.2
Noncontrolling interests	17.0	13.8
Total equity	1,708.4	1,615.0
Total liabilities and equity	$3,433.6	$3,550.5

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
	December 31,
	2010	2009	2008
(In millions)
Operating activities:
Consolidated net income	$274.8	$240.5	$279.0
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Gain on divestitures	(27.1)	-	-
Depreciation and amortization	167.8	158.8	155.4
Stock-based compensation expense	21.8	19.6	19.9
Excess tax benefits from stock-based compensation plans	(3.5)	(1.3)	(2.1)
Deferred income taxes	0.1	14.7	7.7
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(3.6)	12.8	24.2
Prepaid expenses and other current assets	6.1	(1.4)	3.5
Other assets	(1.4)	(6.9)	(2.2)
Current liabilities, excluding debt	(32.4)	4.2	(20.5)
Other long-term liabilities, excluding debt	(50.0)	(22.6)	(16.8)
Cash provided by operating activities	352.6	418.4	448.1
Investing activities:
Capital expenditures	(99.8)	(70.7)	(110.5)
Acquisitions, net of cash acquired	(82.6)	(196.0)	(27.4)
Proceeds received from divestitures	181.7	-	-
Investment in unconsolidated affiliates, net	1.7	(3.4)	(3.7)
Cash provided by (used in) investing activities	1.0	(270.1)	(141.6)
Financing activities:
Net short-term (repayments) borrowings	(134.0)	101.8	(184.8)
Net (repayments) borrowings under long-term revolving credit facilities	(5.0)	(415.2)	45.0
Payments on long-term debt	(20.8)	(31.8)	(17.8)
Proceeds from issuance of long-term debt	-	274.4	2.3
Treasury stock purchases	(167.5)	(23.8)	(155.7)
Dividends paid to Equifax shareholders	(35.2)	(20.2)	(20.5)
Dividends paid to noncontrolling interests	(5.1)	(4.0)	(3.4)
Proceeds from exercise of stock options	29.3	10.2	14.7
Excess tax benefits from stock-based compensation plans	3.5	1.3	2.1
Other	(0.5)	(1.0)	(1.0)
Cash used in financing activities	(335.3)	(108.3)	(319.1)
Effect of foreign currency exchange rates on cash and cash equivalents	(2.0)	4.9	(10.8)
Increase (decrease) in cash and cash equivalents	16.3	44.9	(23.4)
Cash and cash equivalents, beginning of period	103.1	58.2	81.6
Cash and cash equivalents, end of period	$119.4	$103.1	$58.2

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Equifax Shareholders
							Stock
					Accumulated		Held By
	Common Stock				Other		Employee		Total
	Shares		Paid-In	Retained	Comprehensive	Treasury	Benefits	Noncontrolling	Shareholders’
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Trusts	Interests	Equity
	(In millions, except per share values)

Balance, December 31, 2007	129.7	$235.6	$1,040.8	$2,030.0	$(170.5)	$(1,679.0)	$(57.7)	$8.8	$1,408.0

Net income	-	-	-	272.8	-	-	-	6.2	279.0
Other comprehensive income (loss)	-	-	-	-	(220.1)	-	-	(0.5)	(220.6)
Shares issued under stock and benefit plans, net of minimum tax withholdings	1.1	0.9	11.1	-	-	(3.2)	5.9	-	14.7
Treasury stock purchased under share repurchase program ($34.41 per share)*	(4.5)	-	-	-	-	(155.7)	-	-	(155.7)
Cash dividends ($0.16 per share)	-	-	-	(21.0)	-	-	-	-	(21.0)
Dividends paid to employee benefits trusts	-	-	0.5	-	-	-	-	-	0.5
Stock-based compensation expense	-	-	19.9	-	-	-	-	-	19.9
Tax effects of stock-based compensation plans	-	-	2.9	-	-	-	-	-	2.9
Dividends paid to noncontrolling interests	-	-	-	-	-	-	-	(3.4)	(3.4)
Adjustment to initially apply EITF 06-04 and EITF 06-10	-	-	-	(0.8)	-	-	-	-	(0.8)
Balance, December 31, 2008	126.3	$236.5	$1,075.2	$2,281.0	$(390.6)	$(1,837.9)	$(51.8)	$11.1	$1,323.5

Net income	-	-	-	233.9	-	-	-	6.6	240.5
Other comprehensive income (loss)	-	-	-	-	71.9	-	-	0.1	72.0
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.8	0.1	(0.6)	-	-	2.5	6.4	-	8.4
Treasury stock purchased under share repurchase program ($26.41 per share)*	(0.9)	-	-	-	-	(23.8)	-	-	(23.8)
Treasury stock purchased from the Equifax Employee Stock Benefits Trust ($29.29 per share)**	-	-	8.3	-	-	(12.5)	4.2	-	-
Cash dividends ($0.16 per share)	-	-	-	(20.7)	-	-	-	-	(20.7)
Dividends paid to employee benefits trusts	-	-	0.5	-	-	-	-	-	0.5
Stock-based compensation expense	-	-	19.6	-	-	-	-	-	19.6
Tax effects of stock-based compensation plans	-	-	0.9	-	-	-	-	-	0.9
Dividends paid to noncontrolling interests	-	-	-	-	-	-	-	(4.0)	(4.0)
Other	-	-	(1.9)		-	-	-	-	(1.9)
Balance, December 31, 2009	126.2	$236.6	$1,102.0	$2,494.2	$(318.7)	$(1,871.7)	$(41.2)	$13.8	$1,615.0

Net income	-	-	-	266.7	-	-	-	8.1	274.8
Other comprehensive income (loss)	-	-	-	-	(25.8)	-	-	(0.2)	(26.0)
Shares issued under stock and benefit plans, net of minimum tax withholdings	1.6	-	(21.7)	-	-	48.2	-	-	26.5
Treasury stock purchased under share repurchase program ($32.28 per share)*	(5.2)	-	-	-	-	(167.5)	-	-	(167.5)
Cash dividends ($0.28 per share)	-	-	-	(35.2)	-	-	-	-	(35.2)
Dividends paid to employee benefits trusts	-	-	0.3	-	-	-	-	-	0.3
Stock-based compensation expense	-	-	21.8	-	-	-	-	-	21.8
Tax effects of stock-based compensation plans	-	-	3.4	-	-	-	-	-	3.4
Dividends paid to noncontrolling interests	-	-	-	-	-	-	-	(5.1)	(5.1)
Other	-	-	-		-	-	-	0.4	0.4
Balance, December 31, 2010	122.6	$236.6	$1,105.8	$2,725.7	$(344.5)	$(1,991.0)	$(41.2)	$17.0	$1,708.4

*	At December 31, 2010, $104.5 million was authorized for future repurchases of our common stock.

**	426,533 shares were reclassified from Stock Held by Employee Benefits Trusts to Treasury Stock on our Consolidated Balance Sheets as a result of this transaction.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Accumulated Other Comprehensive Loss consists of the following components:

	December 31,
	2010	2009	2008
	(In millions)
Foreign currency translation	$(100.8)	$(99.9)	$(178.4)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $138.6, $124.9 and $119.2 in 2010, 2009 and 2008, respectively	(241.3)	(216.2)	(208.5)
Cash flow hedging transactions, net of tax of $1.6, $1.7 and $2.1 in 2010, 2009 and 2008, respectively	(2.4)	(2.6)	(3.7)
Accumulated other comprehensive loss	$(344.5)	$(318.7)	$(390.6)

Comprehensive Income is as follows:

	Twelve Months Ended December 31,
	2010			2009			2008
	Equifax	Noncontrolling		Equifax	Noncontrolling		Equifax	Noncontrolling
	Shareholders	Interests	Total	Shareholders	Interests	Total	Shareholders	Interests	Total
	(In millions)
Net income	$266.7	$8.1	$274.8	$233.9	$6.6	$240.5	$272.8	$6.2	$279.0
Other comprehensive income:
Foreign currency translation adjustment	(0.9)	(0.2)	(1.1)	78.5	0.1	78.6	(118.3)	(0.5)	(118.8)
Recognition of prior service cost and actuarial gains (losses) related to our pension and other postretirement benefit plans	(25.1)	-	(25.1)	(7.7)	-	(7.7)	(102.0)	-	(102.0)
Change in cumulative loss from cash flow hedging transactions	0.2	-	0.2	1.1	-	1.1	0.2	-	0.2
Comprehensive income	$240.9	$7.9	$248.8	$305.8	$6.7	$312.5	$52.7	$5.7	$58.4

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.  We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll-related, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of December 31, 2010, we operated in the following countries: Argentina, Brazil, Canada, Chile, Ecuador, El Salvador, Honduras, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We also maintain support operations in Costa Rica and the Republic of Ireland. We own an equity interest in a consumer credit information company in Russia. During 2009, we formed a joint venture to provide a broad range of credit data and information solutions in India.

We develop, maintain and enhance secured proprietary information databases through the compilation of actual consumer data, including credit, employment, asset, liquidity, net worth and spending activity, and business data, including credit and business demographics, that we obtain from a variety of sources, such as credit granting institutions, public record information (including bankruptcies, liens and judgments), income and tax information primarily from large to mid-sized companies in the U.S., and survey-based marketing information. We process this information utilizing our proprietary information management systems.

We acquired Anakam, Inc., a provider of large-scale, software-based, multi-factor authentication solutions, on October 1, 2010. We acquired Rapid Reporting Verification Company, a provider of IRS tax transcript information and social security number authentication services, on November 2, 2009. On October 27, 2009, we acquired IXI Corporation, a provider of consumer wealth and asset data. The results of these and a number of smaller acquisitions are included in our consolidated results subsequent to the acquisition dates.

Basis of Consolidation.  Our Consolidated Financial Statements and the accompanying notes, which are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, include Equifax and all its subsidiaries. We consolidate all majority-owned and controlled subsidiaries as well as variable interest entities in which we are the primary beneficiary. Other parties’ interests in consolidated entities are reported as noncontrolling interests. We use the equity method of accounting for investments in which we are able to exercise significant influence and use the cost method for all other investments. All significant intercompany transactions and balances are eliminated.

Our Consolidated Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods presented therein. Certain prior year amounts have been reclassified to conform to current year presentation, including selling, general and administrative expense of $13.2 million for the twelve months ended December 31, 2008, which was reclassified to cost of services. The effect of these reclassifications is not material.

Segments.  We manage our business and report our financial results through the following five reportable segments, which are the same as operating segments:

•	U.S. Consumer Information Solutions, or USCIS

•	International

•	TALX

•	North America Personal Solutions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	North America Commercial Solutions

USCIS is our largest reportable segment, with 40% of total operating revenue for 2010. Our most significant foreign operations are located in Canada, the U.K. and Brazil.

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

The determination of certain of our tax management services revenue requires the use of estimates, principally related to transaction volumes in instances where these volumes are reported to us by our clients on a monthly basis in arrears. In these instances, we estimate transaction volumes based on average actual reported volumes reported in the past. Differences between our estimates and actual final volumes reported are recorded in the period in which actual volumes are reported. We have not experienced significant variances between our estimates and actual reported volumes in the past. We monitor actual volumes to ensure that we will continue to make reasonable estimates in the future. If we determine that we are unable to make reasonable future estimates, revenue may be deferred until actual customer data is obtained. Also within our TALX operating segment, the fees for certain of our tax credits and incentives revenue are based on a portion of the credit delivered to our clients. Revenue for these arrangements is recognized based on the achievement of milestones, upon calculation of the credit, or when the credit is utilized by our client, depending on the provisions of the client contract.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We have some multiple element arrangements that include software.  We recognize the elements for which we have established vendor specific objective evidence at fair value upon delivery, in accordance with the applicable guidance.

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

Advertising.  Advertising costs from continuing operations, which are expensed as incurred, totaled $32.6 million, $31.9 million and $28.4 million during 2010, 2009 and 2008, respectively.

Stock-Based Compensation.  We recognize the cost of stock-based payment transactions in the financial statements over the period services are rendered according to the fair value of the stock-based awards issued. All of our stock- based awards, which are stock options and nonvested stock, are classified as equity instruments.

Income Taxes.  We account for income taxes under the liability method. Deferred income tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by current enacted tax rates. We assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets. We record a valuation allowance, as necessary, to reduce our deferred tax assets to the amount of future tax benefit that we estimate is more likely than not to be realized.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Twelve Months Ended December 31,
	2010	2009	2008
	(In millions)
Weighted-average shares outstanding (basic)	124.8	126.3	128.1
Effect of dilutive securities:
Stock options and restricted stock units	1.5	1.4	2.2
Long-term incentive plans	0.2	0.2	0.1
Weighted-average shares outstanding (diluted)	126.5	127.9	130.4

For the twelve months ended December 31, 2010, 2009 and 2008, 3.3 million, 3.3 million and 2.1 million stock options, respectively, were anti-dilutive and therefore excluded from this calculation.

Cash Equivalents.  We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Trade Accounts Receivable and Allowance for Doubtful Accounts.  We do not recognize interest income on our trade accounts receivable. Additionally, we generally do not require collateral from our customers related to our trade accounts receivable.

The allowance for doubtful accounts for estimated losses on trade accounts receivable is based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns and the establishment of specific reserves for customers in an adverse financial condition. We reassess the adequacy of the allowance for doubtful accounts each reporting period. Increases to the allowance for doubtful accounts are recorded as bad debt expense, which are included in selling, general and administrative expenses on the accompanying Consolidated Statements of Income. Bad debt expense from continuing operations was $0.8 million, $6.6 million and $10.0 million during the twelve months ended December 31, 2010, 2009, and 2008, respectively.

Long-Lived Assets.  Property and equipment are stated at cost less accumulated depreciation and amortization. The cost of additions is capitalized. Property and equipment are depreciated primarily on a straight-line basis over assets’ estimated useful lives, which are generally three to five years for data processing equipment and capitalized internal-use software and systems costs. Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease terms that are reasonably assured. Buildings are depreciated over a forty-year period. Other fixed assets are depreciated over three to seven years. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized and included in income from operations on the Consolidated Statements of Income, with the classification of any gain or loss dependent on the characteristics of the asset sold or retired.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense from continuing operations related to property and equipment was $72.2 million, $65.0 million and $59.5 million during the twelve months ended December 31, 2010, 2009, and 2008, respectively.

Industrial Revenue Bonds.  Pursuant to the terms of certain industrial revenue bonds, we transferred title to certain of our fixed assets with costs of $47.9 million and $35.7 million as of December 31, 2010 and 2009, respectively, to a local governmental authority in the U.S. to receive a property tax abatement related to economic development. The title to these assets will revert back to us upon retirement or cancellation of the applicable bonds. These fixed assets are still recognized in the Company’s Consolidated Balance Sheets as all risks and rewards remain with the Company.

Impairment of Long-Lived Assets.  We monitor the status of our long-lived assets in order to determine if conditions exist or events and circumstances indicate that an asset group may be impaired in that its carrying amount may not be recoverable. Significant factors that are considered that could be indicative of an impairment include: changes in business strategy, market conditions or the manner in which an asset group is used; underperformance relative to historical or expected future operating results; and negative industry or economic trends. If potential indicators of impairment exist, we estimate recoverability based on the asset group’s ability to generate cash flows greater than the carrying value of the asset group. We estimate the undiscounted future cash flows arising from the use and eventual disposition of the related long-lived asset group. If the carrying value of the long-lived asset group exceeds the estimated future undiscounted cash flows, an impairment loss is recorded based on the amount by which the asset group’s carrying amount exceeds its fair value. We utilize estimates of discounted future cash flows to determine the asset group’s fair value. During 2008, we recorded a $2.4 million impairment loss, included in depreciation and amortization expense, related to the write-down of certain internal-use software from which we will no longer derive future benefit.  We did not record any impairment losses in 2010 or 2009.

Goodwill and Indefinite-Lived Intangible Assets.  Goodwill represents the cost in excess of the fair value of the net assets of acquired businesses. Goodwill is not amortized. We are required to test goodwill for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment test as of September 30 each year. In analyzing goodwill for potential impairment, we use a combination of the income and market approaches to estimate the reporting unit’s fair value. Under the income approach, we calculate the fair value of a reporting unit based on estimated future discounted cash flows. The assumptions we use are based on what we believe a hypothetical marketplace participant would use in estimating fair value. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings before interest, income taxes, depreciation and amortization for benchmark companies. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit’s fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit’s goodwill exceeded its implied value.

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

We completed our annual impairment testing for goodwill and indefinite-lived intangible assets during the twelve months ended December 31, 2010, 2009, and 2008, and we determined that there was no impairment in any of these years.

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

Other Assets.  Other assets on our Consolidated Balance Sheets primarily represents our interest rate swaps, investment in unconsolidated affiliates, assets related to life insurance policies covering certain officers of the Company, employee benefit trust assets, a statutorily-required tax deposit and data purchases, net of related amortization.

Benefit Plans.  We sponsor various pension and defined contribution plans. We also maintain certain healthcare and life insurance benefit plans for eligible retired U.S. employees. Benefits under the pension and other postretirement benefit plans are generally based on age at retirement and years of service and for some pension plans, benefits are also based on the employee’s annual earnings. The net periodic cost of our pension and other postretirement plans is determined using several actuarial assumptions, the most significant of which are the discount rate and the expected return on plan assets. Our Consolidated Balance Sheets reflect the funded status of the pension and postretirement plans.

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

Financial Instruments.  Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using quoted market prices for publicly traded instruments, and for non-publicly traded instruments through valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk. As of December 31, 2010 and 2009, the fair value of our fixed-rate debt was $1.05 billion and $1.02 billion, respectively, compared to its carrying value of $0.98 billion and $1.00 billion, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivatives and Hedging Activities.  Although derivative financial instruments are not utilized for speculative purposes or as the Company’s primary risk management tool, derivatives have been used as a risk management tool to hedge the Company’s exposure to changes in interest rates and foreign exchange rates. We have used interest rate swaps and interest rate lock agreements to manage interest rate risk associated with our fixed and floating-rate borrowings. Forward contracts on various foreign currencies have been used to manage the foreign currency exchange rate risk of certain firm commitments denominated in foreign currencies. We recognize all derivatives on the balance sheet at fair value. Derivative valuations reflect the value of the instrument including the value associated with any material counterparty risk.

Fair Value Hedges.  In conjunction with our fourth quarter 2009 sale of five-year Senior Notes, we entered into five-year interest rate swaps, designated as fair value hedges, which convert the debt’s fixed interest rate to a variable rate. These swaps involve the receipt of fixed rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed-rate Senior Notes they hedge due to changes in the designated benchmark interest rate and are recorded in interest expense. The full fair value of the interest rate swap is classified as a non-current asset or liability as the remaining maturity of the fixed-rate Senior Notes they hedge is more than twelve months.  There was no ineffectiveness on our fair value hedge that impacted current year earnings. The fair value of these interest rate swaps at December 31, 2010 and 2009, was a $9.7 million asset recorded in other assets, net and a $3.3 million liability recorded in other long-term liabilities, respectively, on our Consolidated Balance Sheets.

Cash Flow Hedges.  Changes in the fair value of highly effective derivatives designated as cash flow hedges are initially recorded in accumulated other comprehensive income and are reclassified into the line item in the Consolidated Statements of Income in which the hedged item is recorded in the same period the hedged item impacts earnings. Any ineffective portion is recorded in current period earnings.  The fair value of our unsettled cash flow hedges was not material at December 31, 2010 and 2009.

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

The following table presents assets and liabilities measured at fair value on a recurring basis:

			Fair Value Measurements at Reporting Date Using:
Description		Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
Assets and Liabilities:
Fair Value Interest Rate Swaps	(2)	$9.7	$-	$9.7	$-
Notes, due 2014		(284.7)	-	(284.7)	-
Deferred Compensation Plan	(1)	(12.9)	(12.9)	-	-
Total assets and liabilities		$(287.9)	$(12.9)	$(275.0)	$-

(1)
We maintain deferred compensation plans that allow for certain management employees to defer the receipt of compensation (such as salary, incentive compensation and commissions) until a later date based on the terms of the plans. The liability representing benefits accrued for plan participants is valued at the quoted market prices of the participants’ elections for investments in variable life insurance policies. Identical instruments are traded in active markets that we have access to as of December 31, 2010. As such, we have classified this liability as Level 1 within the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)
The fair value of our interest rate swaps, designated as fair value hedges, and notes are based on the present value of expected future cash flows using zero coupon rates and are classified within Level 2 of the fair value hierarchy.

Variable Interest Entities.  We hold interests in certain entities, including credit data and information solutions ventures, that are considered variable interest entities, or VIEs.  These variable interests relate to ownership interests that require financial support for these entities.  Our investments related to these VIEs totaled $8.0 million at December 31, 2010, representing our maximum exposure to loss.  These investments are classified in other assets, net on our Consolidated Balance Sheets.  We are not the primary beneficiary and are not required to consolidate any of these VIEs.

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

Variable Interest Entities.  In June 2009, the FASB amended the consolidation guidance for variable-interest entities and expanded disclosure requirements. The new guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interests give it a controlling financial interest in the variable interest entity. The adoption of this guidance on January 1, 2010, did not have a material impact on our Consolidated Financial Statements.

Revenue Arrangements with Multiple Deliverables.  In October 2009, the FASB issued revenue guidance for multiple-deliverable arrangements which addresses how to separate deliverables and how to measure and allocate arrangement consideration. This guidance requires vendors to develop the best estimate of selling price for each deliverable and to allocate arrangement consideration using this selling price. The guidance is effective prospectively for revenue arrangements entered into or materially modified in annual periods beginning after June 15, 2010. The adoption of this guidance on January 1, 2011, is not expected to have a material impact on our Consolidated Financial Statements.

2.  DISCONTINUED OPERATIONS

On April 23, 2010, we sold our APPRO loan origination software business (“APPRO”), for approximately $72 million.  On July 1, 2010, we sold substantially all the assets of our Direct Marketing Services division (“DMS”) for approximately $117 million.  Both of these businesses had previously been reported in our U.S. Consumer Information Solutions segment.  The historical results of these operations for the years ended December 31, 2010, 2009 and 2008 are classified as discontinued operations in the Consolidated Statements of Income.  Revenue for these businesses for the years ended December 31, 2010, 2009 and 2008 was $42.1 million, $108.5 million and $122.1 million, respectively.   Pretax income was $65.4 million, $25.6 million and $38.2 million for the years ended December 31, 2010, 2009 and 2008.  We recorded a gain from the sale of APPRO in the second quarter of 2010 of $12.3 million, after tax, and a gain from the sale of DMS in the third quarter of 2010 of $14.9 million, after tax, both of which were classified as discontinued operations in the Consolidated Statements of Income.

3.  ACQUISITIONS AND INVESTMENTS

2010 Acquisitions and Investments.  On October 1, 2010, to broaden our portfolio of solutions, we acquired Anakam, Inc., a provider of large-scale, software-based, multi-factor authentication solutions, for $64.3 million.  The results of this acquisition have been included in our U.S. Consumer Information Solutions segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To further enhance our market share, during the twelve months ended December 31, 2010, we completed four acquisitions totaling $12.3 million.  These transactions were in our International segment and the results of these acquisitions are not material.

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

We financed these purchases through borrowings under our Senior Credit Facility, which were subsequently refinanced through the issuance in November 2009 of our 4.45%, five-year unsecured Senior Notes. The 4.45% Senior Notes are further described in Note 5 of the Notes to the Consolidated Financial Statements in this report.

On August 12, 2009, in order to enhance our Mortgage Solutions business market share, we acquired certain assets and specified liabilities of a small mortgage credit reporting reseller for cash consideration of $3.8 million. The results of this acquisition have been included in our U.S. Consumer Information Solutions segment subsequent to the acquisition date.

2008 Acquisitions and Investments.  To further enhance our market share and grow our credit data business, during the twelve months ended December 31, 2008, we completed nine acquisitions and investments in a number of small businesses totaling $27.4 million, net of cash acquired. Six of the transactions were in our International segment, two within our U.S. Consumer Information Solutions segment and one within our TALX segment. We recorded a $6.0 million liability at December 31, 2009, with a corresponding adjustment to goodwill, for the contingent earn-out payment associated with the acquired company within the TALX segment. The earn-out payment was measured on the completion of 2009 revenue targets and was paid in 2010.

On June 30, 2008, as a part of our long-term growth strategy of entering new geographies, we acquired a 28 percent equity interest in Global Payments Credit Services LLC, or GPCS, a credit information company in Russia, for cash consideration of $4.4 million, which is now doing business as Equifax Credit Services, LLC in Russia. Under our shareholders’ agreement, we have the option to acquire up to an additional 22 percent interest in GPCS between 2011 and 2013 for cash consideration based on a formula for determining equity value of the business and the assumption of certain debt, subject to satisfaction of certain conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Price Allocation.  The following table summarizes the estimated fair value of the net assets acquired and the liabilities assumed at the acquisition dates. The 2010 allocations are considered final, except for the resolution of certain contingencies all of which existed at the acquisition date, primarily related to sales tax exposures and income tax accounts, which will be resolved when final returns are filed related to the acquired entities. Estimates for these items have been included in the purchase price allocations and will be finalized prior to the one year anniversary date of the acquisitions.

	December 31,
	2010	2009
	(In millions)
Current assets	$6.0	$13.1
Property and equipment	0.3	1.9
Other assets	0.6	3.0
Identifiable intangible assets (1)	30.6	83.9
Goodwill (2)	47.5	116.7
Total assets acquired	85.0	218.6
Total liabilities assumed	(8.0)	(18.3)
Non-controlling interest	(0.4)	-
Net assets acquired	$76.6	$200.3

(1)	Identifiable intangible assets are further disaggregated in the table below.

(2)	Of the goodwill resulting from 2010 and 2009 acquisitions, $4.4 million and $39.6 million, respectively, is tax deductible.

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

	December 31,
	2010		2009
Intangible asset category	Fair value	Weighted-average useful life	Fair value	Weighted- average useful life
	(in millions)	(in years)	(in millions)	(in years)
Customer relationships	$11.5	8.9	$61.7	13.2
Proprietary database	-	-	7.4	5.9
Acquired software and technology	13.9	5.9	7.1	5.6
Non-compete agreements	3.8	3.7	2.2	5.0
Trade names and other intangible assets	1.4	5.8	5.5	8.1
Total acquired intangibles	$30.6	6.8	$83.9	11.4

The 2010 and 2009 acquisitions did not have a material impact in the Company’s Consolidated Statement of Income.  The impact of the 2010 and 2009 acquisitions would not have significantly changed our Consolidated Statements of Income if they had occurred at the beginning of the earliest year presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill.  Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As discussed in Note 1, goodwill is tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment tests as of September 30 each year. The fair value estimates for our reporting units were determined using a combination of the income and market approaches in accordance with the Company’s methodology. Our annual impairment tests as of September 30, 2010, 2009 and 2008 resulted in no impairment of goodwill.

Changes in the amount of goodwill for the twelve months ended December 31, 2010 and 2009, are as follows:

	U.S. Consumer			North America	North America
	Information			Personal	Commercial
(In millions)	Solutions	International	TALX	Solutions	Solutions	Total
Balance, December 31, 2008	$589.9	$275.3	$856.5	$1.8	$36.5	$1,760.0
Acquisitions	78.4	-	38.3	-	-	116.7
Adjustments to initial purchase price allocation	(0.5)	0.1	6.0	-	-	5.6
Foreign currency translation	-	60.3	-	-	0.8	61.1
Tax benefits of options exercised	-	-	(0.2)	-	-	(0.2)
Balance, December 31, 2009	$667.8	$335.7	$900.6	$1.8	$37.3	$1,943.2
Acquisitions	41.0	6.5	-	-	-	47.5
Adjustments to initial purchase price allocation	(0.8)	-	(0.7)	-	-	(1.5)
Foreign currency translation	-	4.7	-	-	0.3	5.0
Businesses sold	(79.5)	-	-	-	-	(79.5)
Balance, December 31, 2010	$628.5	$346.9	$899.9	$1.8	$37.6	$1,914.7

Indefinite-Lived Intangible Assets.  Indefinite-lived intangible assets consist of contractual/territorial rights representing the estimated fair value of rights to operate in certain territories acquired through the purchase of independent credit reporting agencies in the U.S. and Canada. Our contractual/territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. As discussed in Note 1, we are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30 each year. Our annual impairment tests as of September 30, 2010, 2009 and 2008 resulted in no impairment of our indefinite-lived intangible assets. Our contractual/territorial rights carrying amounts did not change materially during the twelve months ended December 31, 2010 and 2009.

Purchased Intangible Assets.  Purchased intangible assets net, recorded on our Consolidated Balance Sheets at December 31, 2010 and 2009, are as follows:

	December 31, 2010			December 31, 2009
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$339.2	$(240.7)	$98.5	$373.8	$(240.6)	$133.2
Acquired software and technology	55.0	(33.3)	21.7	70.3	(37.1)	33.2
Customer relationships	489.2	(97.1)	392.1	488.0	(70.8)	417.2
Proprietary database	125.0	(74.4)	50.6	125.0	(52.2)	72.8
Non-compete agreements	7.2	(1.4)	5.8	3.3	(0.5)	2.8
Trade names and other intangible assets	37.4	(12.2)	25.2	36.0	(8.2)	27.8
Total definite-lived intangible assets	$1,053.0	$(459.1)	$593.9	$1,096.4	$(409.4)	$687.0

Amortization expense related to purchased intangible assets was $90.0 million, $80.3 million, and $80.2 million during the twelve months ended December 31, 2010, 2009, and 2008, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at December 31, 2010 is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ending December 31,	Amount
(In millions)
2011	$94.8
2012	84.7
2013	60.0
2014	46.8
2015	43.1
Thereafter	264.5
$593.9

5.  DEBT

Debt outstanding at December 31, 2010 and 2009 was as follows:

	December 31,
	2010	2009
	(In millions)
Commercial paper	$-	$135.0
Note, 4.25%, due in installments through May 2012	4.7	7.6
Notes, 7.34%, due in installments through May 2014	60.0	75.0
Notes, 4.45%, due December 2014	275.0	275.0
Notes, 6.30%, due July 2017	272.5	272.5
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 7.00%, due July 2037	250.0	250.0
Borrowings under long-term revolving credit facilities, weighted-average rate of 0.9% in 2009	-	4.8
Capitalized lease obligation	2.0	29.0
Other	1.0	3.1
Total debt	990.2	1,177.0
Less short-term debt and current maturities	(20.7)	(183.2)
Less unamortized discounts	(2.1)	(2.4)
Plus fair value adjustments	11.5	(0.5)
Total long-term debt, net of discount	$978.9	$990.9

Scheduled future maturities of debt at December 31, 2010, are as follows:

Years ending December 31,	Amount
(In millions)
2011	$19.9
2012	17.8
2013	15.0
2014	290.0
2015	-
Thereafter	647.5
Total debt	$990.2

Senior Credit Facility.  We are party to an $850.0 million senior unsecured revolving credit facility, which we refer to as the Senior Credit Facility, with a group of financial institutions. Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. Availability of the Senior Credit Facility for borrowings is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding principal amount of our commercial paper, or CP, notes.   The Senior Credit Facility was scheduled to expire in July 2011.  On February 18, 2011, we extended the maturity date and reduced the borrowing limits of the Senior Credit Facility from $850.0 million to $500.0 million under the Second Amended and Restated Credit Agreement (the “Amended Agreement”).  For additional information about the Amended Agreement, see Note 15 of the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under our Senior Credit Facility, we must comply with various financial and non-financial covenants. The financial covenants require us to maintain a maximum leverage ratio, defined as consolidated funded debt divided by consolidated EBITDA (as set forth in the Senior Credit Facility) for the preceding four quarters, of not more than 3.5 to 1.0. Compliance with this financial covenant is tested quarterly. The non-financial covenants include limitations on liens, cross defaults, subsidiary debt, mergers, liquidations, asset dispositions and acquisitions. As of December 31, 2010, we were in compliance with our covenants under the Senior Credit Facility. Our borrowings under this facility, which have not been guaranteed by any of our subsidiaries, are unsecured and will rank on parity in right of payment with all of our other unsecured and unsubordinated indebtedness from time to time outstanding.

At December 31, 2010, interest was payable on borrowings under the existing credit facility at the base rate or London Interbank Offered Rate, or LIBOR, plus a specified margin. The annual facility fee, which we pay regardless of borrowings, and interest rate are subject to adjustment based on our debt ratings. As of December 31, 2010, $848.3 million was available for borrowings and there were no outstanding borrowings under the Senior Credit Facility, which is included in long-term debt on our Consolidated Balance Sheet.

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

CP Program.  Our $850.0 million CP program has been established through the private placement of CP notes from time-to-time, in which borrowings bear interest at either a variable rate (based on LIBOR or other benchmarks) or a fixed rate, with the applicable rate and margin. Maturities of CP can range from overnight to 397 days. Since the CP program is backstopped by our Senior Credit Facility, the amount of CP which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding borrowings under our Senior Credit Facility. At December 31, 2010, there were no outstanding borrowings under this program.  On February 18, 2011, under the terms of the Amended Agreement, we reduced the size of the CP Program, which is supported by the Senior Credit Facility, from $850.0 million to $500 million.  For additional information about the Amended Agreement, see Note 15 of the Notes to Consolidated Financial Statements.

4.25% Note.  Upon our July 26, 2007 acquisition of our Atlanta, Georgia, data center, we assumed a $12.5 million mortgage obligation from the prior owner of the building. The mortgage obligation has a fixed rate of interest of 4.25% per annum and is payable in annual installments until March 1, 2012.

TALX Debt.  At the closing of the TALX acquisition in May 2007, we assumed $75.0 million in 7.34% Senior Guaranteed Notes, or TALX Notes, privately placed by TALX with several institutional investors in May 2006 and $96.6 million outstanding under TALX’s revolving credit facility. Subsequent to the TALX acquisition, we repaid and terminated the TALX revolving credit facility with borrowings under our Senior Credit Facility. We are required to repay the principal amount of the TALX Notes in five equal annual installments commencing on May 25, 2010 with a final maturity date of May 25, 2014. We may prepay the TALX Notes subject to certain restrictions and the payment of a make-whole amount. Under certain circumstances, we may be required to use proceeds of certain asset dispositions to prepay a portion of the TALX Notes. Interest on the TALX Notes is payable semi-annually until the principal becomes due and payable. We identified a fair value adjustment related to the TALX Notes in applying purchase accounting; this amount is being amortized against interest expense over the remainder of the term of the TALX Notes. At December 31, 2010, the remaining balance of this adjustment is $1.8 million and is included in long-term debt on the Consolidated Balance Sheet.

4.45% Senior Notes.  On November 4, 2009, we issued $275.0 million principal amount of 4.45%, five-year senior notes in an underwritten public offering. Interest is payable semi-annually in arrears on December 1 and June 1 of each year. We used the net proceeds from the sale of the senior notes to repay outstanding borrowings under our CP program, a portion of which was used to finance our fourth quarter 2009 acquisitions. The senior notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness. In conjunction with the senior notes, we entered into five-year interest rate swaps, designated as fair value hedges, which convert the fixed interest rate to a variable rate. The long-term debt fair value adjustment related to these interest rate swaps was an increase of $9.7 million at December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.3% and 7.0% Senior Notes.  On June 28, 2007, we issued $300.0 million principal amount of 6.3%, ten-year senior notes and $250.0 million principal amount of 7.0%, thirty-year senior notes in underwritten public offerings. Interest is payable semi-annually in arrears on January 1 and July 1 of each year. The net proceeds of the financing were used to repay short-term indebtedness, a substantial portion of which was incurred in connection with our acquisition of TALX. We must comply with various non-financial covenants, including certain limitations on liens, additional debt and mortgages, mergers, asset dispositions and sale-leaseback arrangements. The senior notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness. During 2009, we purchased $7.5 million principal amount of the ten-year senior notes for $6.3 million.

6.9% Debentures.  We have $125 million of debentures outstanding with a maturity date of 2028.  The debentures are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.  During 2009, we purchased $25.0 million principal amount of the debentures for $25.1 million.

Canadian Credit Facility.  We are a party to a credit agreement with a Canadian financial institution that provides for a C$10.0 million (denominated in Canadian dollars), 364-day revolving credit agreement. We reduced the borrowing limit from C$20.0 million to C$10.0 million during the second quarter of 2010 and extended the maturity date until June 2011. As of December 31, 2010, there were no outstanding borrowings under this facility.

Cash paid for interest, net of capitalized interest, was $55.6 million, $56.7 million and $71.7 million during the twelve months ended December 31, 2010, 2009 and 2008, respectively.

6.  COMMITMENTS AND CONTINGENCIES

Leases.  On February 27, 2009, we notified the lessor of our headquarters building in Atlanta, Georgia, that we intended to exercise our purchase option in accordance with the lease terms. Under the terms of the $29.0 million synthetic lease for this facility, which commenced in 1998 and expired in March 2010, we guaranteed the residual value of the building at the end of the lease. We were responsible for any shortfall of sales proceeds, up to a maximum amount of $23.2 million, which equaled 80% of the value of the property at the beginning of the lease term. A residual guarantee value of $1.9 million was recorded related to this contingency.

By making notification of our intent to purchase, we committed to purchase the building for $29.0 million on February 26, 2010. The exercise of our purchase option caused us to account for this lease obligation as a capital lease. We recorded the building and the related obligation on our Consolidated Balance Sheets at December 31, 2009, based on the difference between the purchase price and our residual guarantee of fair value, or $27.1 million.

Our operating leases principally involve office space and office equipment. Rental expense for operating leases, which is recognized on a straight-line basis over the lease term, was $20.5 million, $20.9 million and $20.6 million for the twelve months ended December 31, 2010, 2009 and 2008, respectively. Our headquarters building ground lease has purchase options exercisable beginning in 2019, renewal options exercisable in 2048 and escalation clauses that began in 2009. Expected future minimum payment obligations for non-cancelable operating leases exceeding one year are as follows as of December 31, 2010:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ending December 31,	Amount
(In millions)
2011	$17.9
2012	14.8
2013	11.5
2014	7.4
2015	5.7
Thereafter	38.0
$95.3

We have no material sublease agreements and as a result, expected sublease income is not reflected as a reduction in the total minimum rental obligations under operating leases in the table above.

Data Processing, Outsourcing Services and Other Agreements.  We have separate agreements with IBM, Acxiom, TCS and others to outsource portions of our computer data processing operations, applications development, maintenance and related functions and to provide certain other administrative and operational services. The agreements expire between 2011 and 2016. The estimated aggregate minimum contractual obligation remaining under these agreements is approximately $100 million as of December 31, 2010, with no future year’s minimum contractual obligation expected to exceed approximately $40 million. Annual payment obligations in regard to these agreements vary due to factors such as the volume of data processed; changes in our servicing needs as a result of new product offerings, acquisitions or divestitures; the introduction of significant new technologies; foreign currency; or the general rate of inflation. In certain circumstances (e.g., a change in control or for our convenience), we may terminate these data processing and outsourcing agreements, and, in doing so, certain of these agreements require us to pay a significant penalty.

During 2010, we amended our data processing outsourcing agreement with IBM in the U.K. The amended agreement extends the term three years through December 2016 and allows for a reduction in the scope of services provided by IBM, as well as financial savings to the Company. Under our agreement with IBM (which also covers our operations in North America, Europe, Brazil and Chile), we have outsourced our mainframe and midrange operations, help desk service and desktop support functions, and the operation of our voice and data networks. The scope of such services varies by location. The estimated future minimum contractual obligation under the revised agreement is approximately $76 million for the remaining term, with no individual year’s minimum expected to exceed approximately $36 million. We may terminate certain portions of this agreement without penalty in the event that IBM is in material breach of the terms of the agreement. During 2010, 2009 and 2008, we paid $61.1 million, $87.3 million and $124.0 million, respectively, for these services.

Agreement with Computer Sciences Corporation.  We have an agreement with Computer Sciences Corporation, or CSC, and certain of its affiliates, collectively CSC, under which CSC-owned credit reporting agencies utilize our computerized credit database services. CSC retains ownership of its credit files and the revenues generated by its credit reporting activities. We receive a processing fee for maintaining the database and for each report supplied. The agreement will expire on July 31, 2018 and is renewable at the option of CSC for successive ten-year periods. The agreement provides us with an option to purchase CSC’s credit reporting business if it does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. Under the agreement CSC also has an option, exercisable at any time, to sell its credit reporting business to us. The option expires in 2013. The option exercise price will be determined by a third-party appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if the option were exercised at December 31, 2010, the price range would approximate $625 million to $700 million. This estimate is based solely on our internal analysis of the value of the business, current market conditions and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than the estimated amount.

Change in Control Agreements.  We have entered into change in control severance agreements with certain key executives. The agreements provide for, among other things, certain payments and benefits in the event of a qualifying termination of employment (i.e., termination of employment by the executive for “good reason” or termination of employment by the Company without “cause,” each as defined in the agreements) following a change in control of the Company. In the event of a qualifying termination, the executive will become entitled to continuation of group health, dental, vision, life, disability, 401(k) and similar benefits for three years, as well as a lump sum severance payment, all of which differs by executive.

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

If these change in control agreements had been triggered as of December 31, 2010, payments of approximately $39.6 million would have been made (excluding tax gross-up amounts of $16.6 million). Under the Company’s existing director and employee stock benefit plans, a change in control generally would result in the immediate vesting of all outstanding stock options and satisfaction of the restrictions on any outstanding nonvested stock awards.

Guarantees.  We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit is not material at December 31, 2010, and all have a remaining maturity of one year or less. The maximum potential future payments we could be required to make under the guarantees is not material at December 31, 2010.

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

We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We have no accrual related to indemnifications on our Consolidated Balance Sheets at December 31, 2010 and 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Tax Matters.  In 2003, the Canada Revenue Agency, or CRA, issued Notices of Reassessment asserting that Acrofax, Inc., our wholly-owned Canadian subsidiary, is liable for additional tax for the 1995 through 2000 tax years, related to certain intercompany capital contributions and loans. The additional tax sought by the CRA for these periods ranges, based on alternative theories, from $8.5 million (8.5 million in Canadian dollars) to $19.0 million (19.0 million in Canadian dollars) plus interest and penalties. Subsequently in 2003, we made a statutorily-required deposit for a portion of the claim. We intend to vigorously contest these reassessments and do not believe we have violated any statutory provision or rule. While we believe our potential exposure is less than the asserted claims and not material to our Consolidated Financial Statements, if the final outcome of this matter was unfavorable to us, an additional claim may be filed by the local province. The likelihood and potential amount of such claim is unknown at this time. We cannot predict when this tax matter will be resolved.

7.  INCOME TAXES

The provision for income taxes from continuing operations consisted of the following:

	Twelve Months Ended December 31,
	2010	2009	2008
	(In millions)
Current:
Federal	$74.2	$65.8	$59.7
State	8.2	6.9	8.8
Foreign	41.3	38.8	49.2
	123.7	111.5	117.7
Deferred:
Federal	15.3	(5.0)	(1.4)
State	(4.1)	0.1	1.3
Foreign	(3.0)	-	1.4
	8.2	(4.9)	1.3
Provision for income taxes	$131.9	$106.6	$119.0

Domestic and foreign income from continuing operations before income taxes was as follows:

	Twelve Months Ended December 31,
	2010	2009	2008
	(In millions)
U.S.	$203.3	$166.5	$173.7
Foreign	171.9	164.5	200.2
	$375.2	$331.0	$373.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes reconciles with the U.S. federal statutory rate, as follows:

	Twelve Months Ended December 31,
	2010	2009	2008
	(In millions)
Federal statutory rate	35.0%	35.0%	35.0%

Provision computed at federal statutory rate	$131.3	$115.9	$130.9
State and local taxes, net of federal tax benefit	2.9	4.8	6.0
Foreign(2)	2.4	(3.2)	1.3
Valuation allowance(2)	(3.2)	(8.3)	(8.7)
Tax reserves(1)(2)	0.8	1.0	(12.2)
Other(3)	(2.3)	(3.6)	1.7
Provision for income taxes	$131.9	$106.6	$119.0

Effective income tax rate	35.1%	32.2%	31.8%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of the deferred income tax assets and liabilities at December 31, 2010 and 2009, were as follows:

	December 31,
	2010	2009
	(In millions)
Deferred income tax assets:
Employee pension benefits	$137.4	$124.1
Net operating and capital loss carryforwards(1)	104.0	44.8
Foreign tax credits	55.2	20.8
Employee compensation programs	43.8	33.6
Reserves and accrued expenses	12.8	12.5
Deferred revenue	5.8	9.2
Other	10.0	9.2
Gross deferred income tax assets	369.0	254.2
Valuation allowance(1)	(87.2)	(31.7)
Total deferred income tax assets, net	$281.8	$222.5

Deferred income tax liabilities:
Goodwill and intangible assets	(366.6)	(330.5)
Pension expense	(109.4)	(94.2)
Undistributed earnings of foreign subsidiaries	(27.4)	(18.9)
Depreciation	(6.4)	(8.6)
Other	(5.5)	(5.1)
Total deferred income tax liability	(515.3)	(457.3)
Net deferred income tax liability	$(233.5)	$(234.8)

(1)           During 2010, the Company was able to recognize certain losses on a foreign tax return which resulted in a net operating loss carryforward.  However, the net operating loss carryforward is not expected to be utilized and a corresponding valuation allowance has been recorded against the related deferred tax asset. Additionally, it was determined that a previously disclosed deferred tax asset for unrealized foreign currency exchanges losses, which was fully reserved, should not have been recorded.  The impact of not recording the asset and related valuation allowance has no impact on the Consolidated Financial Statements.

Our deferred income tax assets, included in other current assets, and liabilities at December 31, 2010 and 2009, are included in the accompanying Consolidated Balance Sheets as follows:

	December 31,
	2010	2009
	(In millions)
Current deferred income tax assets, included in other current assets	$10.7	$14.5
Long-term deferred income tax liabilities	(244.2)	(249.3)
Net deferred income tax liability	$(233.5)	$(234.8)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2010, we had U.S. federal and state net operating loss carryforwards of $102.4 million which will expire at various times between 2012 and 2029. We also had foreign net operating loss carryforwards totaling $305.8 million of which $33.2 million will expire between 2013 and 2017 and the remaining $272.6 million will carryforward indefinitely. U.S. federal and state capital loss carryforwards total $1.6 million at December 31, 2010, all of which will expire by 2012. Foreign capital loss carryforwards of $20.6 million may be carried forward indefinitely. Additionally, we had foreign tax credit carryforwards of $55.2 million, of which $4.3 million will begin to expire in 2015, $22.6 million will be available to be utilized upon repatriation of foreign earnings and $28.3 million will be realized as foreign deferred tax liabilities reverse. We also had state credit carryforwards of $1.4 million which will begin expiring in 2017. Tax-effected state and foreign net operating losses and capital losses of $87.2 million have been fully reserved in the deferred tax asset valuation allowance.

Cash paid for income taxes, net of amounts refunded, was $163.7 million, $103.2 million and $128.7 million during the twelve months ended December 31, 2010, 2009 and 2008, respectively.

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes on our Consolidated Statements of Income.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009
	(In millions)
Beginning balance (January 1)	$19.4	$15.8
Increases related to prior year tax positions	3.6	0.6
Decreases related to prior year tax positions	(0.5)	(1.2)
Increases related to current year tax positions	2.7	3.7
Decreases related to settlements	(3.4)	(0.3)
Expiration of the statute of limitations for the assessment of taxes	(1.6)	(1.1)
Currency translation adjustment	0.3	1.9
Ending balance (December 31)	$20.5	$19.4

We recorded liabilities of $27.9 million and $26.8 million for unrecognized tax benefits as of December 31, 2010 and 2009, respectively, which included interest and penalties of $7.4 million for both years. As of December 31, 2010 and 2009, the total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $19.7 million and $20.5 million, respectively, which included interest and penalties of $5.5 million and $5.7 million, respectively. The accruals for potential interest and penalties during 2010 and 2009 were not material.

Equifax and its subsidiaries are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state or international income tax examinations by tax authorities for years before 2005, with few exceptions including those discussed for Canada. In Canada, we are under audit by the Canada Revenue Agency for the 1995 through 2002 tax years (see Note 6 of the Notes to Consolidated Financial Statements). Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that Equifax’s gross unrecognized tax benefit balance may change within the next twelve months by a range of zero to $7.1 million.

8.  STOCK-BASED COMPENSATION

We have one active share-based award plan, the 2008 Omnibus Incentive Plan which was approved by our shareholders in 2008, that provides our directors, officers and certain employees with stock options and nonvested stock. The plan is described below. We expect to issue common shares held by treasury stock upon the exercise of stock options or once nonvested shares vest. Total stock-based compensation expense in our Consolidated Statements of Income during the twelve months ended December 31, 2010, 2009 and 2008, was as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended December 31,
(in millions)	2010	2009	2008

Cost of services	$3.6	$2.6	$2.4
Selling, general and administrative expenses	18.2	17.0	17.5
Stock-based compensation expense, before income taxes	$21.8	$19.6	$19.9

The total income tax benefit recognized for stock-based compensation expense was $7.8 million, $6.9 million and $7.1 million for the twelve months ended December 31, 2010, 2009 and 2008, respectively.

Benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced operating cash flows and increased financing cash flows by $3.5 million, $1.3 million and $2.1 million during the twelve months ended December 31, 2010, 2009 and 2008, respectively.

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

The fair value for stock options granted during the twelve months ended December 31, 2010, 2009 and 2008, was estimated at the date of grant, using the binomial model with the following weighted-average assumptions:

	Twelve Months Ended December 31,
	2010	2009	2008

Dividend yield	0.5%	0.6%	0.4%
Expected volatility	29.9%	32.3%	27.1%
Risk-free interest rate	1.6%	2.0%	2.6%
Expected term (in years)	4.6	4.6	4.6
Weighted-average fair value of stock options granted	$8.28	$7.90	$9.09

The following table summarizes changes in outstanding stock options during the twelve months ended December 31, 2010, as well as stock options that are vested and expected to vest and stock options exercisable at December 31, 2010:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at December 31, 2009	6,845	$28.68
Granted (all at market price)	1,216	$32.02
Exercised	(1,358)	$21.58
Forfeited and cancelled	(177)	$34.04
Outstanding at December 31, 2010	6,526	$30.63	6.1	$37.2
Vested and expected to vest at December 31, 2010	6,184	$30.44	6.0	$36.3
Exercisable at December 31, 2010	4,248	$30.28	4.6	$27.2

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of Equifax’s common stock on December 31, 2010 and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on December 31, 2010. In future periods, this amount will change depending on fluctuations in Equifax’s stock price. The total intrinsic value of stock options exercised during the twelve months ended December 31, 2010, 2009 and 2008, was $14.7 million, $5.1 million and $14.4 million, respectively. At December 31, 2010, our total unrecognized compensation cost related to stock options was $7.0 million with a weighted-average recognition period of 1.5 years.

The following table summarizes changes in outstanding options and the related weighted-average exercise price per share for the twelve months ended December 31, 2009 and 2008:

	December 31,
	2009		2008
	Shares	Weighted- Average Price	Shares	Weighted- Average Price
	(Shares in thousands)		(Shares in thousands)
Outstanding at the beginning of the year	6,422	$27.84	6,484	$24.94
Granted (all at market price)	1,198	$28.49	1,042	$35.35
Exercised	(589)	$17.35	(1,036)	$16.72
Cancelled	(186)	$33.70	(68)	$36.55
Outstanding at the end of the year	6,845	$28.68	6,422	$27.84

Exercisable at end of year	4,780	$27.21	4,699	$24.47

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

The following table summarizes changes in our nonvested stock during the twelve months ended December 31, 2010, 2009 and 2008 and the related weighted-average grant date fair value:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Weighted-Average
		Grant Date
	Shares	Fair Value
	(in thousands)
Nonvested at December 31, 2007	823	$38.33
Granted	407	$35.05
Vested	(360)	$33.83
Forfeited	(20)	$38.90
Nonvested at December 31, 2008	850	$36.33
Granted	536	$28.41
Vested	(230)	$34.40
Forfeited	(46)	$31.75
Nonvested at December 31, 2009	1,110	$33.10
Granted	553	$33.27
Vested	(317)	$38.08
Forfeited	(36)	$33.20
Nonvested at December 31, 2010	1,310	$31.54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total fair value of nonvested stock that vested during the twelve months ended December 31, 2010, 2009 and 2008, was $10.3 million, $6.5 million and $11.5 million, respectively, based on the weighted-average fair value on the vesting date, and $12.1 million, $7.9 million and $12.2 million, respectively, based on the weighted-average fair value on the date of grant. At December 31, 2010, our total unrecognized compensation cost related to nonvested stock was $16.2 million with a weighted-average recognition period of 2.1 years.

9.  SHAREHOLDER RIGHTS PLAN

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

10.  BENEFIT PLANS

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

On September 15, 2008, we announced a redesign of our retirement plans for our U.S. active employees effective January 1, 2009. The changes to our retirement plans froze the EIPP. Under the plan amendments, the EIPP was closed to new participants and the service credit for non-grandfathered participants was frozen, but participants will continue to receive credit for salary increases and vesting of service. Additionally, certain non-grandfathered employees and certain other employees not eligible to participate in the EIPP are able to participate in an enhanced 401(k) savings plan. As a result of these changes to the EIPP, we completed a remeasurement of the plan during the third quarter of 2008. The remeasurement did not materially impact our Consolidated Financial Statements as of and for the twelve months ended December 31, 2008.

In January 2011, we made a contribution of $10.0 million to the USRIP. During the twelve months ended December 31, 2010, we made contributions of $50.0 million to the USRIP and $1.6 million to the CRIP. During the twelve months ended December 31, 2009, we made contributions of $15.0 million to the EIPP and $1.8 million to the CRIP. Additionally, the Equifax Employee Benefits Trust contributed $12.5 million to the EIPP upon dissolution of the Trust in December 2009. At December 31, 2010, the USRIP met or exceeded ERISA’s minimum funding requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Obligations and Funded Status.  A reconciliation of the benefit obligations, plan assets and funded status of the plans is as follows:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
	(In millions)
Change in benefit obligation
Benefit obligation at January 1,	$624.2	$577.8	$33.5	$31.0
Service cost	6.4	5.3	0.5	0.5
Interest cost	34.9	35.1	1.7	1.8
Plan participants' contributions	-	-	1.1	1.0
Amendments	0.6	-	-	-
Actuarial loss (gain)	50.5	41.5	1.2	3.4
Foreign currency exchange rate changes	1.8	5.4	-	-
Special termination benefits	-	0.1	-	-
Benefits paid	(40.4)	(41.0)	(4.5)	(4.2)
Benefit obligation at December 31,	678.0	624.2	33.5	33.5
Change in plan assets
Fair value of plan assets at January 1,	505.4	440.8	17.3	15.0
Actual return on plan assets	47.5	66.3	1.6	2.3
Employer contributions	55.4	32.9	3.4	3.2
Plan participants' contributions	-	-	1.1	1.0
Foreign currency exchange rate changes	2.0	6.4	-	-
Benefits paid	(40.4)	(41.0)	(4.5)	(4.2)
Fair value of plan assets at December 31,	569.9	505.4	18.9	17.3
Funded status of plan	$(108.1)	$(118.8)	$(14.6)	$(16.2)

The accumulated benefit obligation for the USRIP, CRIP and Supplemental Retirement Plans was $646.3 million at December 31, 2010. The accumulated benefit obligation for the USRIP, CRIP and Supplemental Retirement Plans was $592.2 million at December 31, 2009.

At December 31, 2010, the USRIP and Supplemental Retirement Plans had projected benefit obligations and accumulated benefit obligations in excess of those plans’ respective assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these plans in the aggregate were $631.3 million, $605.6 million and $519.2 million, respectively, at December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table represents the net amounts recognized, or the funded status of our pension and other postretirement benefit plans, in our Consolidated Balance Sheets at December 31, 2010 and 2009:

	Pension Benefits		Other Benefits
(In millions)	2010	2009	2010	2009
Amounts recognized in the statements of financial position consist of:
Prepaid pension asset	$4.0	$5.3	$-	$-
Current liabilities	(3.8)	(3.8)	-	-
Long-term liabilities	(108.3)	(120.3)	(14.6)	(16.2)
Net amount recognized	$(108.1)	$(118.8)	$(14.6)	$(16.2)

Included in accumulated other comprehensive loss at December 31, 2010 and 2009, were the following amounts that have not yet been recognized in net periodic pension cost:

	Pension Benefits		Other Benefits
(In millions)	2010	2009	2010	2009
Prior service cost, net of accumulated taxes of $1.3 and $1.4 in 2010 and 2009, respectively, for pension benefits and $(0.4) and $(0.5) in 2010 and 2009, respectively, for other benefits	$2.2	$2.3	$(0.8)	$(0.9)
Net actuarial loss, net of accumulated taxes of $130.6 and $116.9 in 2010 and 2009, respectively, for pension benefits and $7.1 in both 2010 and 2009 for other benefits	227.5	202.5	12.4	12.3
Accumulated other comprehensive loss	$229.7	$204.8	$11.6	$11.4

The following indicates amounts recognized in other comprehensive income during the twelve months ended December 31, 2010 and 2009:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits		Other Benefits
(In millions)	2010	2009	2010	2009
Amounts arising during the period:
Net actuarial loss (gain), net of taxes of $17.2 and $8.1 in 2010 and 2009, respectively, for pension benefits and $0.4 and $0.9 in 2010 and 2009, respectively, for other benefits	$31.0	$11.7	$0.8	$1.6
Foreign currency exchange rate (gain) loss, net of taxes of $(0.1) and $0.5 in 2010 and 2009, respectively, for pension benefits	(0.1)	1.0	-	-
Prior service (credit) cost, net of taxes of $0.2 for pension benefits in 2010	0.4	-	-	-

Amounts recognized in net periodic benefit cost during the period:
Recognized actuarial loss, net of taxes of $(3.4) and $(3.2) in 2010 and 2009, respectively, for pension benefits and $(0.4) in 2010 and 2009 for other benefits	(5.8)	(5.5)	(0.8)	(0.7)
Amortization of prior service cost, net of taxes of $(0.3) in 2010 and 2009 for pension benefits and $0.1 in 2010 and 2009 for other benefits	(0.5)	(0.5)	0.1	0.1
Total recognized in other comprehensive income	$25.0	$6.7	$0.1	$1.0

Components of Net Periodic Benefit Cost.

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008
	(In millions)
Service cost	$6.4	$5.3	$11.0	$0.5	$0.5	$0.5
Interest cost	34.9	35.1	34.8	1.7	1.8	1.9
Expected return on plan assets	(44.8)	(44.8)	(45.2)	(1.5)	(1.5)	(1.5)
Amortization of prior service cost	0.8	0.8	0.9	(0.2)	(0.2)	0.4
Recognized actuarial loss	9.2	8.7	5.6	1.2	1.1	0.6
Special termination benefit	-	0.1	-	-	-	-
Total net periodic benefit cost	$6.5	$5.2	$7.1	$1.7	$1.7	$1.9

The following represents the amount of prior service cost and actuarial loss included in accumulated other comprehensive loss that is expected to be recognized in net periodic benefit cost during the twelve months ending December 31, 2011:

	Pension	Other
(In millions)	Benefits	Benefits
Prior service cost, net of taxes of $0.3 for pension benefits and and $(0.1) for other benefits	$0.5	$(0.1)
Actuarial loss, net of taxes of $4.3 for pension benefits and and $0.5 for other benefits	$7.6	$0.8

Weighted-Average Assumptions.

Weighted-average assumptions used to determine	Pension Benefits		Other Benefits
benefit obligations at December 31,	2010	2009	2010	2009
Discount rate	5.24%	5.77%	4.90%	5.45%
Rate of compensation increase	4.37%	4.37%	N/A	N/A

Weighted-average assumptions used to determine	Pension Benefits			Other Benefits
net periodic benefit cost at December 31,	2010	2009	2008	2010	2009	2008
Discount rate	5.77%	6.27%	6.23%	5.45%	6.22%	6.04%
Expected return on plan assets	7.73%	8.02%	8.00%	7.75%	8.00%	8.00%
Rate of compensation increase	4.37%	4.38%	4.30%	N/A	N/A	N/A

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected Return on Plan Assets.  The expected rate of return on plan assets is based on both our historical returns and forecasted future investment returns by asset class, as provided by our external investment advisor. Prior to 2008, the U.S. Pension Plans investment returns were 10.9%, 13.0% and 7.5% over three, five and ten years, respectively. The returns exceeded the S&P 500 returns for similar periods of time primarily due to an asset allocation strategy where large allocations to alternative asset classes (hedge fund of funds, private equity, real estate and real assets) provided consistently higher returns with a low correlation to equity market returns. These returns historically demonstrate a long-term record of producing returns at or above the expected rate of return. However, the dramatic adverse market conditions in 2008 skewed the traditional measures of long-term performance, such as the ten-year average return. The severity of the 2008 losses, approximately negative 20%, makes the historical ten-year average return a less accurate predictor of future return expectations. In 2009, the investment returns were approximately 16%, reflecting a partial recovery of the 2008 losses. Our weighted-average expected rate of return for 2011 is 7.75% which is the same as the expected rate of return in 2010.  Our weighted-average expected rate of return declined from 8.02% in 2009 to approximately 7.75% for 2010 primarily related to the USRIP which declined due to our migration to a lower risk investment strategy, with increased allocation to lower risk/lower return asset classes, as well as the current forecast of expected future returns for our asset classes, which is lower than the prior year.

The calculation of the net periodic benefit cost for the USRIP and CRIP utilizes a market-related value of assets. The market-related value of assets recognizes the difference between actual returns and expected returns over five years at a rate of 20% per year.

Healthcare Costs.  An initial 7.75% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2011 for pre-Medicare coverage. The rate was assumed to decrease gradually to an ultimate rate of 5.0% by 2015. An initial 11.0% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2011 for post-Medicare coverage. The rate was assumed to decrease gradually to an ultimate rate of 5.0% by 2017.  Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one-percentage point change in assumed healthcare cost trend rates at December 31, 2010 would have had the following effects:

	1-Percentage	1-Percentage
(In millions)	Point Increase	Point Decrease
Effect on total service and interest cost components	$0.3	$(0.2)
Effect on accumulated postretirement benefit obligation	$3.2	$(2.8)

We estimate that the future benefits payable for our retirement and postretirement plans are as follows at December 31, 2010:

	U.S. Defined	Non-U.S. Defined	Other
Years ending December 31,	Benefit Plans	Benefit Plans	Benefit Plans
	(In millions)
2011	$40.0	$2.5	$3.0
2012	$40.7	$2.5	$2.9
2013	$40.9	$2.5	$2.8
2014	$40.8	$2.5	$2.8
2015	$40.9	$2.6	$2.7
Next five fiscal years to December 31, 2020	$209.5	$14.4	$12.4

Fair Value of Plan Assets.  The fair value of the pension assets at December 31, 2010, is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Fair Value Measurements at Reporting Date Using:
Description		Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
Large-Cap Equity	(1)	$88.8	$88.8	$-	$-
Small and Mid-Cap Equity	(1)	26.8	26.8	-	-
International Equity	(1)	93.4	93.4	-	-
Fixed Income	(1)	197.2	197.2	-	-
Private Equity	(2)	31.8	-	-	31.8
Hedge Funds	(3)	93.2	-	-	93.2
Real Assets	(1) (4)	32.9	24.9	-	8.0
Cash	(1)	5.8	5.8	-	-
Total		$569.9	$436.9	$-	$133.0

(1)	Fair value is based on observable market prices for the assets.

(2)
Private equity investments are initially valued at cost. Fund managers periodically review the valuations utilizing subsequent company- specific transactions or deterioration in the company’s financial performance to determine if fair value adjustments are necessary. Private equity investments are typically viewed as long term, less liquid investments with return of capital coming via cash distributions from the sale of underlying fund assets. The Plan intends to hold these investments through each fund’s normal life cycle and wind down period.  As of December 31, 2010, we had $16.4 million of remaining commitments related to these private equity investments.

(3)
Fair value is reported by the fund manager based on observable market prices for actively traded assets within the funds, as well as financial models, comparable financial transactions or other factors relevant to the specific asset for assets with no observable market.  These investments are redeemable quarterly with a range of 30 – 90 days notice.

(4)
For the portion of this asset class categorized as Level 3, fair value is reported by the fund manager based on a combination of the following valuation approaches: current replacement cost less deterioration and obsolescence, a discounted cash flow model of income streams and comparable market sales.

The following table shows a reconciliation of the beginning and ending balances for assets valued using significant unobservable inputs:

	Private Equity	Hedge Funds	Real Assets
	(In millions)
Balance at December 31, 2009	$27.1	$63.5	$3.7
Return on plan assets:
Unrealized	1.6	4.7	-
Realized	0.1	2.4	0.4
Purchases	6.8	50.7	3.9
Sales	(3.8)	(28.1)	-
Level 3 transfers, net	-	-	-
Balance at December 31, 2010	$31.8	$93.2	$8.0

The fair value of the postretirement assets at December 31, 2010, is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Fair Value Measurements at Reporting Date Using:
Description		Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
Large-Cap Equity	(1)	$3.1	$3.1	$-	$-
Small and Mid-Cap Equity	(1)	1.0	1.0	-	-
International Equity	(1)	2.6	2.6	-	-
Fixed Income	(1)	6.2	6.2	-	-
Private Equity	(2)	1.2	-	-	1.2
Hedge Funds	(3)	3.4	-	-	3.4
Real Assets	(1) (4)	1.2	0.9	-	0.3
Cash	(1)	0.2	0.2	-	-
Total		$18.9	$14.0	$-	$4.9

(1)	Fair value is based on observable market prices for the assets.

(2)
Private equity investments are initially valued at cost. Fund managers periodically review the valuations utilizing subsequent company- specific transactions or deterioration in the company’s financial performance to determine if fair value adjustments are necessary. Private equity investments are typically viewed as long term, less liquid investments with return of capital coming via cash distributions from the sale of underlying fund assets. The Plan intends to hold these investments through each fund’s normal life cycle and wind down period.

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

Gross realized and unrealized gains and losses, purchases and sales for Level 3 postretirement assets were not material for the twelve months ended December 31, 2010.

USRIP, or the Plan, Investment and Asset Allocation Strategies.  The primary goal of the asset allocation strategy of the Plan is to produce a total investment return which will satisfy future annual cash benefit payments to participants and minimize future contributions from the Company. Additionally, this strategy will diversify the plan assets to minimize nonsystemic risk and provide reasonable assurance that no single security or class of security will have a disproportionate impact on the Plan. Investment managers are required to abide by the provisions of ERISA. Standards of performance for each manager include an expected return versus an assigned benchmark, a measure of volatility, and a time period of evaluation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Plan, in an effort to meet asset allocation objectives, utilizes a variety of asset classes which has historically produced returns which are relatively uncorrelated to those of the S&P 500 in most environments. Asset classes included in this category are alternative assets (hedge fund-of-funds), private equity (including secondary private equity) and real assets (real estate and funds of hard asset securities). The primary benefits of using these types of asset classes are: (1) their non-correlated returns reduce the overall volatility of the Plan’s portfolio of assets, and (2) their ability to produce superior risk-adjusted returns. This has allowed the Plan’s average annual investment return to exceed the S&P 500 index return over the last ten years. Additionally, the Plan allows certain of their managers, subject to specific risk constraints, to utilize derivative instruments, in order to enhance asset return, reduce volatility or both. Derivatives are primarily employed by the Plans in their fixed income portfolios and in the hedge fund-of-funds area. Derivatives can be used for hedging purposes to reduce risk. During 2007, the Equifax Master Trust entered into certain allowed derivative arrangements in order to minimize potential losses in the Plan’s assets. These agreements were settled in 2008 resulting in payments received of $13.2 million in the USRIP and $6.6 million in the EIPP.

The Plan is prohibited from investing additional amounts in Equifax stock once the market value of stock held by each plan exceeds 10% of the total market value of each plan. At December 31, 2010, the USRIP’s assets included 0.4 million shares of Equifax common stock, with a market value of $13.7 million.  At December 31, 2009, the USRIP’s assets included 0.5 million shares of Equifax common stock, with a market value of $15.3 million. Not more than 5% of the portfolio (at cost) shall be invested in the securities of any one issuer, with the exceptions of Equifax common stock or other securities, and U.S. Treasury and government agency securities.

The following asset allocation ranges and actual allocations were in effect as of December 31, 2010 and 2009:

		Actual
USRIP	Range	2010	2009
Large-Cap Equity	10%-35%	16.6%	14.7%
Small- and Mid-Cap Equity	0%-15%	5.2%	4.9%
International Equity	10%-30%	13.7%	15.5%
Private Equity	2%-10%	6.1%	5.6%
Hedge Funds	10%-30%	18.0%	14.2%
Real Assets	2%-10%	6.3%	6.0%
Fixed Income	15%-40%	33.1%	27.9%
Cash	0%-15%	1.0%	11.2%

CRIP Investment and Asset Allocation Strategies.  The Pension Committee of the CRIP has retained an investment manager who has the discretion to invest in various asset classes with the care, skill, and diligence expected of professional prudence. The CRIP has a separate custodian of those assets, which are held in various segregated pooled funds. The Pension Committee maintains an investment policy for the CRIP, which imposes certain limitations and restrictions regarding allowable types of investments. The current investment policy imposes those restrictions on investments or transactions such as (1) Equifax common stock or securities, except as might be incidental to any pooled funds which the plan may have, (2) commodities or loans, (3) short sales and the use of margin accounts, (4) put and call options, (5) private placements, and (6) transactions which are “related-party” in nature as specified by the Canadian Pension Benefits Standards Act and its regulations.

Each pooled fund is associated with an asset classification, which has a primary investment objective. The objective for each asset class is related to a standard investment index and to a period of four-years. The following includes the objectives for each of the current five asset classes:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset class	Four-Year Objective
Canadian Equities	S&P/TSX Composite Total Return Index plus 1.5%
U.S. Equities	S&P 500 Total Return Index plus 1.5% (Canadian $)
International Equities	MSCI EAFE Total Return Index plus 1.5% (Canadian $)
Fixed Income	Scotia Capital Universe Bond Index plus 0.5%
Money Market	Scotia Capital 91-Day Treasury Bill Index plus 0.3%

The following specifies the asset allocation ranges and actual allocation as of December 31, 2010 and 2009:

		Actual
CRIP	Range	2010	2009
Canadian Equities	25%-50%	35.3%	38.0%
U.S. Equities	0%-19%	4.9%	21.8%
International Equities	0%-19%	8.9%	7.9%
Fixed Income	30%-70%	50.3%	31.6%
Money Market	0%-10%	0.6%	0.7%

The investment goal is to achieve the composite return calculated based on the above benchmark allocation plus 1% over successive four-year periods. An additional objective is to provide a real rate of return of 3.0% when compared with the Canadian Consumer Price Index, also over successive four-year periods.

Equifax Retirement Savings Plans.  Equifax sponsors a tax qualified defined contribution plan, the Equifax Inc. 401(k) Plan, or the Plan. We provide a discretionary match of participants’ contributions, up to six percent of employee contributions. We also provide a discretionary direct contribution to certain eligible employees, the percentage of which is based upon an employee’s years of service. Company contributions for the Plan during the twelve months ended December 31, 2010, 2009 and 2008 were $14.6 million, $13.8 million and $6.7 million, respectively.

Foreign Retirement Plans.  We also maintain defined contribution plans for certain employees in the U.K., Ireland and Canada. For the years ended December 31, 2010, 2009 and 2008, our expenses related to these plans were not material.

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

Long-Term Incentive Plan.  We have a shareholder-approved Key Management Incentive Plan (Annual Incentive Plan) for certain key officers that provides for annual or long-term cash awards at the end of various measurement periods, based on the earnings per share and/or various other criteria over the measurement period. Our total accrued incentive compensation for all incentive plans included in accrued salaries and bonuses on our Consolidated Balance Sheets was $61.9 million and $49.4 million at December 31, 2010 and 2009, respectively.

Employee Benefit Trusts.  We maintain employee benefit trusts for the purpose of satisfying obligations under certain benefit plans. These trusts held 2.1 million shares of Equifax stock with a value, at cost, of $41.2 million at December 31, 2010 and 2009, as well as cash, which was not material for both periods presented. The employee benefits trusts are as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

11.  RESTRUCTURING CHARGES

2009 Restructuring Charges.  In the fourth quarter of 2009, we recorded a $16.4 million restructuring charge ($10.4 million, net of tax) in selling, general and administrative expenses on our Consolidated Statements of Income primarily related to headcount reductions of approximately 400 positions. This charge resulted from our continuing efforts to align our business to better support our strategic objectives. Generally, severance benefits for our U.S. employees are paid through monthly payroll according to the number of weeks of severance benefit provided to the employee, while our international employees receive a lump sum severance payment for their benefit. Payments related to this charge totaled $10.4 million for the twelve months ended December 31, 2010.  Total payments to date, through December 31, 2010, related to the fourth quarter 2009 restructuring charge were $12.1 million.

During the first quarter of 2009, we recorded in selling, general and administrative expenses in our Consolidated Statements of Income an $8.4 million restructuring charge ($5.4 million, net of tax) associated with headcount reductions of approximately 300 positions. This charge resulted from our efforts to reduce and manage our expenses and to maintain our financial results in the face of a weak global economy and reduced revenues. Payments related to this charge were not material during the twelve months ended December 31, 2010.  Total payments related to the first quarter 2009 restructuring charge were $8.0 million.

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

Of the $14.4 million recorded in selling, general and administrative expenses, $10.3 million was associated with headcount reductions of approximately 300 positions which was accrued for under existing severance plans or statutory requirements, and $4.1 million was related to certain contractual costs. Payments related to headcount reductions were substantially completed by March 31, 2009. Substantially all of the certain contractual costs, which primarily represents services we do not intend to utilize for which we are contractually committed to future payments, are expected to be paid by 2011. Payments related to headcount reductions and certain contractual costs were not material for the twelve months ended December 31, 2010, and totaled $5.4 million for the twelve months ended December 31, 2009. Total payments, through December 31, 2010, related to the third quarter 2008 restructuring charge were $12.7 million.

Restructuring charges are recorded in general corporate expense.  Restructuring charges related to discontinued operations were $4.1 million and $0.8 million during 2009 and 2008, respectively.

12.  RELATED PARTY TRANSACTIONS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
We paid SunTrust $4.1 million during the twelve months ended December 31, 2008 for services such as lending, foreign exchange, debt underwriting, cash management, trust, investment management, acquisition valuation, and shareholder services relationships.

•	We also provide credit management services to SunTrust, as a customer, from whom we recognized revenue of $6.6 million during the twelve months ended December 31, 2008.

•	SunTrust is a dealer under our commercial paper program. Fees paid to the dealers related to our issuance of commercial paper were immaterial during the twelve months ended December 31, 2008.

Bank of America, N.A., or B of A

We considered B of A a related party until September 18, 2008, because Jacquelyn M. Ward, a member of our Board of Directors until that date, was also a director of B of A. Our relationships with B of A are described more fully as follows:

•	We provide credit management services to B of A, as a customer, from whom we recognized revenue of $40.3 million during the twelve months ended December 31, 2008.

•	B of A is a dealer under our commercial paper program. Fees paid to the dealers related to our issuance of commercial paper were immaterial during the twelve months ended December 31, 2008.

Fidelity National Information Services, Inc., or FNIS

We considered FNIS a related party until September 17, 2008, because Lee A. Kennedy, one of our directors until that date was President and Chief Executive Officer and a Director of FNIS. We sell certain consumer credit information services to FNIS. Revenue from FNIS, as a customer, for credit disclosure reports and portfolio reviews was not material during the twelve months ended December 31, 2008. In addition, FNIS provides customer invoice and disclosure notification printing and mailing services to us. Amounts paid to FNIS for fulfillment services were $12.1 million for the twelve months ended December 31, 2008.

On February 29, 2008, in order to enhance our mortgage solutions market share, we acquired certain assets and specified liabilities of FIS Credit Services, Inc., a related party mortgage credit reporting reseller, for cash consideration of $6.0 million. This is considered a related party transaction since FNIS is the parent company of FIS Credit Services, Inc.

13.  SEGMENT INFORMATION

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of segment products and services is as follows:

U.S. Consumer Information Solutions.  This segment includes consumer information services (such as credit information and credit scoring, credit modeling services, locate services, fraud detection and prevention services, identity verification services and other consulting services); mortgage loan origination information, appraisal, title and closing services; consumer financial marketing services; and multi-factor authentication solutions.

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

Segment information for the twelve months ended December 31, 2010, 2009 and 2008 and as of December 31, 2010 and 2009 is as follows:

	Twelve Months Ended
(in millions)	December 31,
Operating revenue:	2010	2009	2008
U.S. Consumer Information Solutions	$743.0	$712.2	$768.7
International	482.8	438.6	505.7
TALX	395.6	346.4	305.1
North America Personal Solutions	157.6	149.0	162.6
North America Commercial Solutions	80.5	69.8	71.5
Total operating revenue	$1,859.5	$1,716.0	$1,813.6

	Twelve Months Ended
(in millions)	December 31,
Operating income:	2010	2009	2008
U.S. Consumer Information Solutions	$269.8	$259.4	$298.9
International	119.4	118.9	149.9
TALX	92.1	75.4	53.1
North America Personal Solutions	44.6	34.3	46.3
North America Commercial Solutions	19.5	15.1	13.6
General Corporate Expense	(115.4)	(121.3)	(122.8)
Total operating income	$430.0	$381.8	$439.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
(in millions)	2010	2009
Total assets:
U.S. Consumer Information Solutions	$1,022.5	$1,145.8
International	632.2	604.3
TALX	1,403.4	1,450.7
North America Personal Solutions	21.2	19.6
North America Commercial Solutions	66.7	70.7
General Corporate	287.6	259.4
Total assets	$3,433.6	$3,550.5

	Twelve Months Ended
(in millions)	December 31,
Depreciation and amortization expense:	2010	2009	2008
U.S. Consumer Information Solutions	$41.4	$35.4	$33.0
International	25.6	23.2	23.8
TALX	67.9	62.6	62.6
North America Personal Solutions	5.4	4.8	3.1
North America Commercial Solutions	6.2	5.8	5.4
General Corporate	15.7	13.4	14.3
Total depreciation and amortization expense	$162.2	$145.2	$142.2

	Twelve Months Ended
(in millions)	December 31,
Capital expenditures:	2010	2009	2008
U.S. Consumer Information Solutions	$13.8	$16.8	$22.1
International	12.4	11.9	22.8
TALX	16.5	13.5	9.9
North America Personal Solutions	4.9	5.1	9.5
North America Commercial Solutions	2.4	2.6	4.3
General Corporate	49.8	20.8	41.9
Total capital expenditures	$99.8	$70.7	$110.5

Financial information by geographic area is as follows:

	Twelve Months Ended
(in millions)	December 31,
	2010		2009		2008
Operating revenue (based on location of customer):	Amount	%	Amount	%	Amount	%
U.S.	$1,352.2	73%	$1,254.6	73%	$1,282.6	71%
Canada	138.4	7%	122.6	7%	136.2	7%
U.K.	104.7	6%	104.9	6%	141.0	8%
Brazil	84.1	4%	82.3	5%	97.6	5%
Other	180.1	10%	151.6	9%	156.2	9%
Total operating revenue	$1,859.5	100%	$1,716.0	100%	$1,813.6	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	December 31,
	2010		2009
Long-lived assets:	Amount	%	Amount	%
U.S.	$2,535.2	84%	$2,667.4	86%
Brazil	170.9	6%	168.3	5%
Canada	93.1	3%	100.0	3%
U.K.	93.2	3%	99.3	3%
Other	112.0	4%	98.7	3%
Total long-lived assets	$3,004.4	100%	$3,133.7	100%

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2010 and 2009 was as follows:

	Three Months Ended
2010	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
Operating revenue	$443.0	$460.7	$473.8	$482.0
Operating income	$104.3	$105.8	$110.2	$109.7
Consolidated income from continuing operations	$55.9	$59.8	$63.6	$64.0
Discontinued operations, net of tax	$2.7	$13.6	$15.2	$-
Consolidated net income	$58.6	$73.4	$78.8	$64.0
Net income attributable to Equifax	$56.7	$71.3	$76.5	$62.2
Basic earnings per common share*
Net income from continuing operations attributable to Equifax	$0.43	$0.46	$0.50	$0.51
Discontinued operations attributable to Equifax	$0.02	$0.11	$0.12	$-
Net income attributable to Equifax	$0.45	$0.57	$0.62	$0.51
Diluted earnings per common share*
Net income from continuing operations attributable to Equifax	$0.42	$0.45	$0.49	$0.50
Discontinued operations attributable to Equifax	$0.02	$0.11	$0.12	$-
Net income attributable to Equifax	$0.44	$0.56	$0.61	$0.50

	Three Months Ended
2009	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
Operating revenue	$426.5	$429.1	$425.0	$435.4
Operating income	$96.9	$102.0	$100.0	$82.9
Consolidated income from continuing operations	$52.5	$57.9	$57.4	$56.6
Discontinued operations, net of tax	$3.6	$3.2	$4.0	$5.3
Consolidated net income	$56.1	$61.1	$61.4	$61.9
Net income attributable to Equifax	$54.4	$59.6	$59.7	$60.2
Basic earnings per common share*
Net income from continuing operations attributable to Equifax	$0.40	$0.44	$0.44	$0.44
Discontinued operations attributable to Equifax	$0.03	$0.03	$0.03	$0.04
Net income attributable to Equifax	$0.43	$0.47	$0.47	$0.48
Diluted earnings per common share*
Net income from continuing operations attributable to Equifax	$0.40	$0.44	$0.44	$0.43
Discontinued operations attributable to Equifax	$0.03	$0.03	$0.03	$0.04
Net income attributable to Equifax	$0.43	$0.47	$0.47	$0.47

*	The sum of the quarterly EPS does not equal the annual EPS due to changes in the weighted-average shares between periods.

The comparability of our quarterly financial results during 2010 and 2009 was impacted by certain events, as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
During 2010 and 2009, we made several acquisitions, including Anakam, Inc. during the fourth quarter of 2010, and IXI Corporation and Rapid Reporting Verification Company during the fourth quarter of 2009. For additional information about our acquisitions, see Note 3 of the Notes to Consolidated Financial Statements.

•
During the second quarter of 2010, we sold our APPRO loan origination software business (“APPRO”) for approximately $72 million.  During the third quarter of 2010, we sold the assets of our Direct Marketing Services division (“DMS”) for approximately $117 million.  Both of these were previously reported in our U.S. Consumer Information Solutions segment.  We have presented the APPRO and DMS operations as discontinued operations for all periods presented. For additional information about these divestitures, see Note 2 of the Notes to Consolidated Financial Statements in this report.

•	During the first and fourth quarters of 2009, we recorded restructuring charges. For additional information about these charges, see Note 11 of the Notes to Consolidated Financial Statements.

•
During the fourth quarter of 2009, we recorded a $7.3 million income tax benefit related to our ability to utilize foreign tax credits beyond 2009. For additional information about these benefits, see Note 7 of the Notes to the Consolidated Financial Statements.

15.  SUBSEQUENT EVENT

On February 18, 2011, we extended the maturity date and reduced the borrowing limits of our existing unsecured revolving credit facility dated as of July 24, 2006, as amended (the “Senior Credit Facility”) with a group of lenders by entering into a Second Amended and Restated Credit Agreement dated as of February 18, 2011 (the “Amended Agreement”). The Senior Credit Facility had been scheduled to expire on July 24, 2011, and provided $850.0 million of borrowing capacity.  The Amended Agreement provides for a maturity date of February 18, 2015.  We elected to reduce the size of the facility to $500.0 million in line with our liquidity needs and reflecting credit market conditions, including higher upfront fees and fees for unused borrowing availability. No amounts are currently outstanding under the Senior Credit Facility.  The Amended Agreement also provides an accordion feature that allows us to request an increase in the total commitment amount to $750 million should we so choose.  We added certain of our subsidiaries in Canada and Luxembourg as co-borrowers in addition to the Company and our U.K. subsidiary to provide additional flexibility as to the place of borrowing.

The Amended Agreement revises certain other terms of the existing credit agreement, including pricing, to reflect current market conditions.  The pricing grid for the Senior Credit Facility, which is based on our applicable credit ratings at the time of any borrowing, was increased.  Based on our current credit ratings, the unused facility fee as of the closing date increased from 8 to 20 basis points, and the margin for base rate or LIBOR rate loans and letters of credit as of the closing date increased from 32 to 150 basis points.  The Amended Agreement did not change the existing financial covenant which requires us to maintain, on a rolling four quarter basis, a maximum leverage ratio (the ratio of consolidated total funded debt to consolidated EBITDA as defined in the Amended Agreement) not to exceed 3.5 to 1.0.   On February 18, 2011, we correspondingly reduced the size of our commercial paper program (the CP Program), which is supported by the Senior Credit Facility, from $850.0 million to $500.0 million. As of February 18, 2011, no amounts were outstanding under the CP Program.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures.

Our management, with the participation of our Chairman and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Equifax’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report (i) were appropriately designed to provide reasonable assurance of achieving their objectives and (ii) were effective and provided reasonable assurance that the information required to be disclosed by Equifax in reports filed under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to Equifax’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act as a process designed by, or under the supervision of, our Chairman and Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of Equifax’s internal control over financial reporting as of December 31, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment using those criteria, our management concluded that, as of December 31, 2010, Equifax’s internal control over financial reporting was effective. The effectiveness of Equifax’s internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, Equifax’s independent registered public accounting firm, as stated in their report, which appears under Item 8 on page 54.

Changes in Internal Control Over Financial Reporting.

No change in our internal control over financial reporting occurred during Equifax’s fourth quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, Equifax’s internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 10 of Part III regarding our directors, nominees, and audit committee financial experts is included in the sections captioned “Directors, Executive Officers and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement, or 2011 Proxy Statement, relating to the Annual Meeting of Shareholders to be held on May 5, 2011, to be filed with the SEC within 120 days after December 31, 2010, and is incorporated herein by reference.

Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business — Executive Officers of the Registrant.”

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is included in the section of our 2011 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

Information required by Item 11 of Part III is included in the sections of our 2011 Proxy Statement captioned “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of Part III is included in the section of our 2011 Proxy Statement captioned “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by Item 12 regarding the securities authorized for issuance under our equity compensation plans is included in the section captioned “Equity Compensation Plan Information” in our 2011 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Part III is included in the sections of our 2011 Proxy Statement captioned “Directors, Executive Officers and Corporate Governance,” and “Review, Approval or Ratification of Transactions with Related Persons” and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 of Part III is included in the section of our 2011 Proxy Statement captioned “Fees Paid to Auditor” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm”and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND
FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed as a Part of This Report:

(1)	Financial Statements. The following financial statements are included in Item 8 of Part II:

•	Consolidated Balance Sheets — December 31, 2010 and 2009;

•	Consolidated Statements of Income for the Years Ended December 31, 2010, 2009 and 2008;

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008;

•	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2010, 2009 and 2008; and

•	Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules.

•	Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)
Exhibits. A list of the exhibits required to be filed as part of this Report by Item 601 of Regulation S-K is set forth in the Exhibit Index on page 104 of this report, which immediately precedes such exhibits, and is incorporated herein by reference.

(b)	Exhibits. See Item 15(a)(3).

(c)	Financial Statement Schedules. See Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2011.

EQUIFAX INC. (Registrant)

By:	/s/ RICHARD F. SMITH
Richard F. Smith Chairman and Chief Executive Officer

We, the undersigned directors and executive officers of Equifax Inc., hereby severally constitute and appoint Lee Adrean, Nuala M. King and Chad R. Meyer, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the SEC, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2011.

/s/ RICHARD F. SMITH
Richard F. Smith Director, Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ LEE ADREAN
Lee Adrean Corporate Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ NUALA M. KING
Nuala M. King Senior Vice President and Corporate Controller (Principal Accounting Officer)

/s/ JAMES E. COPELAND, JR.
James E. Copeland, Jr. Director

/s/ ROBERT D. DALEO
Robert D. Daleo
Director

/s/ WALTER W. DRIVER, JR.
Walter W. Driver, Jr. Director

/s/ MARK L. FEIDLER
Mark L. Feidler Director

/s/ L. PHILLIP HUMANN
L. Phillip Humann Director

/s/ SIRI S. MARSHALL
Siri S. Marshall Director

/s/ JOHN A. MCKINLEY
John A. McKinley Director

/s/ MARK B. TEMPLETON
Mark B. Templeton Director

2010 Form 10-K
EXHIBIT INDEX

Exhibit Number			Description

Articles of Incorporation and Bylaws
	3.1		Amended and Restated Articles of Incorporation of Equifax Inc. (incorporated by reference to Exhibit 3.1 to Equifax's Form 8-K filed May 14, 2009).
	3.2		Amended and Restated Bylaws of Equifax Inc. (incorporated by reference to Exhibit 3.1 to Equifax's Form 8-K filed December 1, 2010).

Instruments Defining the Rights of Security Holders, Including Indentures
4.1
Amended and Restated Rights Agreement dated as of October 14, 2005, between Equifax Inc. and SunTrust Bank, as Rights Agent, which includes as Exhibit A the form of Rights Certificate and as Exhibit B the Summary of Rights (incorporated by reference to Exhibit 4.1 to Equifax's Form 8-K filed on October 18, 2005).

4.2
Indenture dated as of June 29, 1998, between Equifax Inc. and The First National Bank of Chicago, Trustee (the “1998 Indenture”)(under which Equifax's 6.9% Debentures due 2028 were issued) (incorporated by reference to Exhibit 4.4 to Equifax's Form 10-K filed March 31, 1999).

4.3
First Supplemental Indenture dated as of June 28, 2007, between Equifax Inc. and The Bank of New York Trust Company, N.A. (under which Equifax's 6.30% Senior Notes due 2017 were issued), to the 1998 Indenture (incorporated by reference to Exhibit 4.1 to Equifax's Form 8-K filed June 29, 2007).

4.4
Second Supplemental Indenture dated as of June 28, 2007, between Equifax Inc. and The Bank of New York Trust Company, N.A. (under which Equifax's 7.00% Senior Notes due 2037 were issued), to the 1998 Indenture (incorporated by reference to Exhibit 4.1 to Equifax's Form 8-K filed June 29, 2007).

4.5
Third Supplemental Indenture dated as of November 9, 2009, between Equifax Inc. and The Bank of New York Mellon Trust Company, N.A. (under which Equifax’s 4.450% Senior Notes due 2014 were issued), to the 1998 Indenture (incorporated by reference to Exhibit 4.2 to Equifax's Form 8-K filed November 5, 2009).

	4.6	**
Second Amended and Restated Credit Agreement dated as of February 18, 2011, among Equifax Inc., Equifax Limited, Equifax Canada Inc., Equifax Luxembourg S.A.R.L., the Lenders named therein and Bank of America, N.A. as Administrative Agent.

4.7
Note Purchase Agreement dated as of May 25, 2006, among TALX Corporation and the Purchasers named therein (the “TALX Note Purchase Agreement”)(TALX Corporation Senior Guaranteed Notes due 2014) (including as Exhibit 1 the form of Senior Guaranteed Note due 2014) (incorporated by reference to Exhibit 4.1 to Equifax's Form 10-Q filed August 1, 2007).

4.8
Amendment Agreement dated as of May 15, 2007, among Equifax Inc., TALX Corporation and the Purchasers named therein (including form of Equifax Inc. parent guaranty), to the TALX Note Purchase Agreement (TALX Corporation Senior Guaranteed Notes due 2014) (incorporated by reference to Exhibit 4.2 to Equifax's Form 10-Q filed August 1, 2007).

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

Management Contracts and Compensatory Plans or Arrangements
10.1		Form of Director/Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K dated May 14, 2009).
10.2		Form of New Change in Control Agreement (Tier I or Tier II) (incorporated by reference to Exhibit 10.3 to Equifax’s Form 8-K filed September 26, 2008).
10.3		Equifax Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Equifax’s Form 10-Q filed July 29, 2008).
10.4		Equifax Inc. Non-Employee Director Stock Option Plan and Form of Non-Employee Director Stock Option Agreement (incorporated by reference to Exhibit 10.16 to Equifax’s Form 10-K filed March 31, 1999).
10.5		Equifax Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.7 to Equifax’s Form 10-K filed March 29, 2001).
10.6		Supplemental Retirement Plan for Executives of Equifax Inc. (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed November 15, 2004).
10.7		Equifax Inc. Executive Life and Supplemental Retirement Benefit Plan (incorporated by reference to Exhibit 10.8 to Equifax’s Form 10-K filed March 29, 2001).
10.8
Equifax Inc. Key Management Long-Term Incentive Plan, as amended and restated effective as of January 1, 2006 (incorporated by reference to Appendix A to Equifax’s definitive proxy statement on Schedule 14A filed April 12, 2006).

10.9	**	Form of Non-Qualified Stock Option Agreement under the Equifax Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to Equifax’s Form 10-K filed February 26, 2009).
10.10	**
Form of Deferred Share Award Agreement (restricted stock units) under the Equifax Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to Equifax’s Form 10-K filed February 26, 2009).

10.11		Equifax Inc. 2008 Omnibus Incentive Plan (U.K. Sub-Plan for U.K. Participants) (incorporated by reference to Exhibit 10.10 to Equifax’s Form 10-K filed February 26, 2009).
10.12
Form of Non-Qualified Stock Option Agreement under the Equifax Inc. 2008 Omnibus Incentive Plan (U.K. approved option version) (incorporated by reference to Exhibit 10.11 to Equifax’s Form 10-K filed February 26, 2009).

10.13
Form of Non-Qualified Stock Option Agreement under the Equifax Inc. 2008 Omnibus Incentive Plan (U.K. unapproved option version) (incorporated by reference to Exhibit 10.12 to Equifax’s Form 10-K filed February 26, 2009).

10.14		Equifax Inc. Executive Deferred Compensation Plan, as amended through December 31, 2008 (incorporated by reference to Exhibit 10.13 to Equifax’s Form 10-K filed February 26, 2009).
10.15		Equifax Inc. Director Deferred Compensation Plan, as amended through December 31, 2008 (incorporated by reference to Exhibit 10.14 to Equifax’s Form 10-K filed February 26, 2009).
10.16
Equifax Grantor Trust dated as of January 1, 2003, between Equifax Inc. and Wachovia Bank, N.A., Trustee, relating to supplemental deferred compensation and phantom stock benefits (incorporated by reference to Exhibit 10.30 to Equifax’s Form 10-K filed March 28, 2003).

10.17		Equifax Inc. Director and Executive Stock Deferral Plan, as amended through December 31, 2008 (incorporated by reference to Exhibit 10.16 to Equifax’s Form 10-K filed February 26, 2009).
10.18		Form of Director Deferred Share Award Agreement, as amended through December 31, 2008 (incorporated by reference to Exhibit 10.17 to Equifax’s Form 10-K filed February 26, 2009).
10.19		Summary of Annual Incentive Plan (incorporated by reference to Exhibit 10.32 to Equifax’s Form 10-K filed on March 16, 2005).
10.20		Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.20 to Equifax’s Form 10-K filed February 23, 2010).
10.21
Amended and Restated Employment Agreement dated as of September 23, 2008, between Equifax Inc. and Richard F. Smith (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed September 26, 2008).

10.22		Deferred Share Award Agreement dated as of September 19, 2005, between Equifax Inc. and Richard F. Smith (incorporated by reference to Exhibit 10.2 to Equifax’s Form 10-Q filed November 7, 2005).
10.23
Employment Agreement dated September 1, 1996, and Modification of Employment Agreement dated February 1, 2007, between TALX Corporation and William W. Canfield (incorporated by reference to Exhibit 10.9 to Equifax’s Form 10-Q filed August 1, 2007).

10.24		Amendment to Employment Agreement dated September 23, 2008, between TALX Corporation and William W. Canfield (incorporated by reference to Exhibit 10.2 to Equifax’s Form 8-K filed September 26, 2008).
10.25
First Amendment to and Complete Restatement of TALX Split-Dollar Agreements and Related Insurance Agreements, dated March 31, 1999, among TALX Corporation, William W. Canfield, and Thomas M. Canfield and James W. Canfield, Trustees of the Canfield Family Irrevocable Insurance Trust U/A March 31, 1993 (incorporated by reference to Exhibit 10.10 to Equifax’s Form 10-Q filed August 1, 2007).

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

10.31
Purchase and Sale Agreement dated as of June 28, 2007, between Equifax Inc. and First Chicago Leasing Corporation related to Equifax’s purchase of the JV White Technology Center (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed July 3, 2007).

10.32
Ground Lease Agreement dated as of March 5, 1998, between Rhodes Center Property, L.L.C. and Equifax Inc. related to lease of Equifax’s corporate headquarters (incorporated by reference to Exhibit 10.29 to Equifax’s Form 10-K filed March 31, 1999).

10.33	*
Agreement for Operations Support dated as of July 1, 2003, between International Business Machines Corporation and Equifax Inc. (incorporated by reference to Exhibit 10.1 to Equifax’s Form 10-Q/A filed April 29, 2004).

10.34		Commercial Paper Dealer Agreement dated May 22, 2007, between Equifax Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed May 23, 2007).
10.35
Commercial Paper Dealer Agreement dated May 22, 2007, between Equifax Inc. and SunTrust Capital Markets Securities, Inc. (incorporated by reference to Exhibit 10.2 to Equifax’s Form 8-K filed May 23, 2007).

Other Exhibits and Certifications
11.1
Calculation of earnings per share. (The calculation of earnings per share is in Part II, Item 8, Note 1 to the Consolidated Financial Statements and is omitted in accordance with Section (b)(11) of Item 601 of the Notes to Regulation S-K).

14.1	**	Code of Ethics (The Equifax Business Ethics and Compliance Program).
21.1	**	Subsidiaries of Equifax Inc.
23.1	**	Consent of Independent Registered Public Accounting Firm.
24.1	**	Powers of Attorney (included on signature page).
31.1	**	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	**	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	**	Section 1350 Certification of Chief Executive Officer.
32.2	**	Section 1350 Certification of Chief Financial Officer.

*  Document omits information pursuant to a Request for Confidential Treatment under Rule 406 of the Securities Act of 1933 which has been granted by the SEC. Omitted portions have been filed separately with the SEC.

** Filed herewith.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

2010

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$15.1	$(0.4)	$-	$(7.2)	$7.5
Deferred income tax asset valuation allowance	31.7	1.2	59.8	(5.5)	87.2
	$46.8	$0.8	$59.8	$(12.7)	$94.7

2009

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$14.5	$7.6	$-	$(7.0)	$15.1
Deferred income tax asset valuation allowance	37.8	2.0	6.8	(14.9)	31.7
	$52.3	$9.6	$6.8	$(21.9)	$46.8

2008

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$8.9	$11.0	$-	$(5.4)	$14.5
Deferred income tax asset valuation allowance	52.6	0.2	2.2	(17.2)	37.8
	$61.5	$11.2	$2.2	$(22.6)	$52.3