Form 10-K/A
period 2010-12-31
EQUIFAX INC
filed 2011-03-24
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive proxy statement for its 2011 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

Explanatory Note

The sole purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K of Equifax Inc. (the “Company”) for the fiscal year ended December 31, 2010 (the “Original Report”), filed by the Company with the Securities and Exchange Commission on February 23, 2011, is to furnish the following document which was inadvertently omitted from the Original Report: Exhibit 21.1 - Subsidiaries of Equifax Inc.

Except for the foregoing amended information, this Amendment does not amend or update any other information contained in the Original Report. This Amendment continues to speak as of the filing date of the Original Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Original Report.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is filing the following additional exhibits herewith:

31.3         Rule 13a-14(a) Certification of Chief Executive Officer.

31.4         Rule 13a-14(a) Certification of Chief Financial Officer.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	As part of this Amendment, the following documents are being filed:

(3) Exhibits.

The exhibits listed in the accompanying index to exhibits on page 4 are filed or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2011.

EQUIFAX INC. (Registrant)

By:	/s/ RICHARD F. SMITH
Richard F. Smith Chairman and Chief Executive Officer

2010 Form 10-K/A
EXHIBIT INDEX

Exhibit Number

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

4.6	#
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

10.9	#	Form of Non-Qualified Stock Option Agreement under the Equifax Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to Equifax’s Form 10-K filed February 26, 2009).
10.10	#
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

14.1	#	Code of Ethics (The Equifax Business Ethics and Compliance Program).
21.1	**	Subsidiaries of Equifax Inc.
23.1	#	Consent of Independent Registered Public Accounting Firm.
24.1	#	Powers of Attorney (included on signature page).
31.1	#	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	#	Rule 13a-14(a) Certification of Chief Financial Officer.

31.3	**	Rule 13a-14(a) Certification of Chief Executive Officer.
31.4	**	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	#	Section 1350 Certification of Chief Executive Officer.
32.2	#	Section 1350 Certification of Chief Financial Officer.

* Document omits information pursuant to a Request for Confidential Treatment under Rule 406 of the Securities Act of 1933 which has been granted by the SEC. Omitted portions have been filed separately with the SEC.

** Filed herewith.

# Exhibit was previously filed with the original Annual Report on Form 10-K for the fiscal year ended December 31, 2010.