Form 10-Q
period 2011-03-31
EQUIFAX INC
filed 2011-04-28
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

On April 15, 2011, there were 123,071,084 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2011

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to future operating results, are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors,” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010, and those described from time to time in our future reports filed with the Securities and Exchange Commission. As a result of such risks and uncertainties, we urge you not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended
	March 31,
	2011	2010
(In millions, except per share amounts)	(Unaudited)
Operating revenue	$472.6	$443.0
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	194.3	190.1
Selling, general and administrative expenses	126.5	109.5
Depreciation and amortization	42.7	39.1
Total operating expenses	363.5	338.7
Operating income	109.1	104.3
Interest expense	(13.8)	(14.2)
Other income, net	0.3	(0.5)
Consolidated income from continuing operations before income taxes	95.6	89.6
Provision for income taxes	(36.3)	(33.7)
Consolidated income from continuing operations	59.3	55.9
Discontinued operations, net of tax	-	2.7
Consolidated net income	59.3	58.6
Less: Net income attributable to noncontrolling interests	(2.0)	(1.9)
Net income attributable to Equifax	$57.3	$56.7
Amounts attributable to Equifax:
Net income from continuing operations attributable to Equifax	$57.3	$54.0
Discontinued operations, net of tax	-	2.7
Net income attributable to Equifax	$57.3	$56.7
Basic earnings per common share:
Net income from continuing operations attributable to Equifax	$0.47	$0.43
Discontinued operations attributable to Equifax	-	0.02
Net income attributable to Equifax	$0.47	$0.45
Weighted-average shares used in computing basic earnings per share	122.8	126.3
Diluted earnings per common share:
Net income from continuing operations attributable to Equifax	$0.46	$0.42
Discontinued operations attributable to Equifax	-	0.02
Net income attributable to Equifax	$0.46	$0.44
Weighted-average shares used in computing diluted earnings per share	124.7	128.1
Dividends per common share	$0.16	$0.04

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010

(In millions, except par values)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86.9	$119.4
Trade accounts receivable, net of allowance for doubtful accounts of $7.4 and $7.5 at March 31, 2011 and December 31, 2010, respectively	283.5	262.6
Prepaid expenses	34.4	26.1
Other current assets	22.4	21.1
Total current assets	427.2	429.2
Property and equipment:
Capitalized internal-use software and system costs	327.4	315.9
Data processing equipment and furniture	189.4	181.0
Land, buildings and improvements	174.9	169.5
Total property and equipment	691.7	666.4
Less accumulated depreciation and amortization	(385.3)	(368.0)
Total property and equipment, net	306.4	298.4
Goodwill	1,946.1	1,914.7
Indefinite-lived intangible assets	95.7	95.6
Purchased intangible assets, net	586.6	593.9
Other assets, net	106.8	101.8
Total assets	$3,468.8	$3,433.6

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities	$40.7	$20.7
Accounts payable	22.4	24.6
Accrued expenses	58.7	61.9
Accrued salaries and bonuses	30.9	71.9
Deferred revenue	59.5	58.7
Other current liabilities	91.3	81.7
Total current liabilities	303.5	319.5

Long-term debt	974.8	978.9
Deferred income tax liabilities, net	250.2	244.2
Long-term pension and other postretirement benefit liabilities	116.4	129.0
Other long-term liabilities	54.1	53.6
Total liabilities	1,699.0	1,725.2
Commitments and Contingencies (see Note 5)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	-	-
Common stock, $1.25 par value: Authorized shares - 300.0;
Issued shares - 189.3 at March 31, 2011 and December 31, 2010;
Outstanding shares - 123.0 and 122.6 at March 31, 2011 and December 31, 2010, respectively	236.6	236.6
Paid-in capital	1,104.2	1,105.8
Retained earnings	2,763.1	2,725.7
Accumulated other comprehensive loss	(331.3)	(344.5)
Treasury stock, at cost, 64.2 shares and 64.6 shares at March 31, 2011 and December 31, 2010, respectively	(1,980.8)	(1,991.0)
Stock held by employee benefits trusts, at cost, 2.1 shares at both March 31, 2011 and December 31, 2010	(41.2)	(41.2)
Total Equifax shareholders' equity	1,750.6	1,691.4
Noncontrolling interests	19.2	17.0
Total equity	1,769.8	1,708.4

Total liabilities and equity	$3,468.8	$3,433.6

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2011	2010
(In millions)	(Unaudited)
Operating activities:
Consolidated net income	$59.3	$58.6
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	42.7	42.5
Stock-based compensation expense	4.7	4.4
Excess tax benefits from stock-based compensation plans	(0.5)	(1.4)
Deferred income taxes	(0.1)	(0.1)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(17.0)	(5.8)
Prepaid expenses and other current assets	(9.4)	(7.9)
Other assets	0.1	3.5
Current liabilities, excluding debt	(48.0)	(32.7)
Other long-term liabilities, excluding debt	(8.7)	(23.4)
Cash provided by operating activities	23.1	37.7

Investing activities:
Capital expenditures	(26.2)	(50.0)
Acquisitions, net of cash acquired	(30.7)	(6.0)
Investment in unconsolidated affiliates, net	(2.7)	-
Cash used in investing activities	(59.6)	(56.0)

Financing activities:
Net short-term borrowings	19.8	2.7
Net repayments under long-term revolving credit facilities	-	(4.6)
Payments on long-term debt	(1.7)	(3.1)
Proceeds from issuance of long-term debt	-	1.4
Treasury stock purchases	-	(9.4)
Dividends paid to Equifax shareholders	(19.6)	(5.0)
Dividends paid to noncontrolling interests	-	(0.3)
Proceeds from exercise of stock options	5.1	11.6
Excess tax benefits from stock-based compensation plans	0.5	1.4
Other	(2.5)	(0.2)
Cash provided by (used in) financing activities	1.6	(5.5)
Effect of foreign currency exchange rates on cash and cash equivalents	2.4	(2.2)
Decrease in cash and cash equivalents	(32.5)	(26.0)
Cash and cash equivalents, beginning of period	119.4	103.1
Cash and cash equivalents, end of period	$86.9	$77.1

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2011

(Unaudited)

	Equifax Shareholders
							Stock
					Accumulated		Held By
	Common Stock				Other		Employee
	Shares		Paid-In	Retained	Comprehensive	Treasury	Benefits	Noncontrolling	Total
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Trusts	Interests	Equity
	(In millions, except per share amounts)
Balance, December 31, 2010	122.6	$236.6	$1,105.8	$2,725.7	$(344.5)	$(1,991.0)	$(41.2)	$17.0	$1,708.4
Net income	-	-	-	57.3	-	-	-	2.0	59.3
Other comprehensive income	-	-	-	-	13.2	-	-	0.2	13.4
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.4	-	(7.3)	-	-	10.2	-	-	2.9
Cash dividends ($0.16 per share)	-	-	-	(19.9)	-	-	-	-	(19.9)
Dividends paid to employee benefits trusts	-	-	0.3	-	-	-	-	-	0.3
Stock-based compensation expense	-	-	4.7	-	-	-	-	-	4.7
Tax effects of stock-based compensation plans	-	-	0.7	-	-	-	-	-	0.7
Balance, March 31, 2011	123.0	$236.6	$1,104.2	$2,763.1	$(331.3)	$(1,980.8)	$(41.2)	$19.2	$1,769.8

*	At March 31, 2011, $104.5 million was authorized for future purchases of common stock under our share repurchase authorization.

Accumulated Other Comprehensive Loss consists of the following components:
	March 31,	December 31,
	2011	2010
	(In millions)
Foreign currency translation	$(89.9)	$(100.8)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $137.5 and $138.6 at March 31, 2011 and December 31, 2010, respectively	(239.1)	(241.3)
Cash flow hedging transactions, net of accumulated tax of $1.5 and $1.6 at March 31, 2011 and December 31, 2010, respectively	(2.3)	(2.4)
Accumulated other comprehensive loss	$(331.3)	$(344.5)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2011

(Unaudited)

Comprehensive Income is as follows:

	Three Months Ended March 31,
	2011			2010
	Equifax	Noncontrolling		Equifax	Noncontrolling
	Shareholders	Interests	Total	Shareholders	Interests	Total
	(In millions)
Net income	$57.3	$2.0	$59.3	$56.7	$1.9	$58.6
Other comprehensive income:
Foreign currency translation adjustment	10.9	0.2	11.1	(13.2)	(0.1)	(13.3)
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans	2.2	-	2.2	1.7	-	1.7
Change in cumulative loss from cash flow hedging transactions	0.1	-	0.1	0.1	-	0.1
Comprehensive income	$70.5	$2.2	$72.7	$45.3	$1.8	$47.1

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2011

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations.   We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain human resources, employment tax and payroll-related business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of March 31, 2011, we operated in the following countries: Argentina, Brazil, Canada, Chile, Ecuador, El Salvador, Honduras, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We also maintain support operations in Costa Rica and the Republic of Ireland. We offer credit services in Russia and India through joint ventures.

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

Basis of Presentation.   The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, the instructions to Form 10-Q and applicable sections of Regulation S-X. To understand our complete financial position and results, as defined by GAAP, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2010, or 2010 Form 10-K.

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

Earnings Per Share.   Our basic earnings per share, or EPS, is calculated as net income attributable to Equifax divided by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. The net income amounts used in both our basic and diluted EPS calculations are the same. A reconciliation of the weighted-average outstanding shares used in the two calculations is as follows:

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Three Months Ended March 31,
	2011	2010
	(In millions)
Weighted-average shares outstanding (basic)	122.8	126.3
Effect of dilutive securities:
Stock options and restricted stock units	1.9	1.8
Weighted-average shares outstanding (diluted)	124.7	128.1

For the three months ended March 31, 2011 and 2010, 1.2 million and 3.3 million stock options, respectively, were anti-dilutive and therefore excluded from this calculation.

Financial Instruments.   Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using quoted market prices for publicly traded instruments, and for non-publicly traded instruments through valuation techniques depending on the specific characteristics of the debt instrument. As of March 31, 2011 and December 31, 2010, the fair value of our debt was $1.04 billion and $1.05 billion, respectively, compared to its carrying value of $0.98 billion for both periods presented.

Derivatives and Hedging Activities.   Although derivative financial instruments are not utilized for speculative purposes, derivatives have been used as a risk management tool to hedge the Company’s exposure to changes in interest rates. We have used interest rate swaps and interest rate lock agreements to manage interest rate risk associated with our fixed and floating-rate borrowings. We recognize all derivatives on the balance sheet at fair value. Derivative valuations reflect the value of the instrument including material amounts associated with counterparty risk.

Fair Value Hedges.   In conjunction with our November 2009 sale of five-year Senior Notes, we entered into five-year interest rate swaps, designated as fair value hedges, which convert the debt’s fixed interest rate to a variable rate. These swaps involve the receipt of fixed rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed-rate Senior Notes they hedge due to changes in the designated benchmark interest rate and are recorded in interest expense. The fair value of these interest rate swaps was an asset of $7.6 million and $9.7 million at March 31, 2011 and December 31, 2010, respectively, and was recorded in other long-term assets on our Consolidated Balance Sheet.

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

The following table presents items measured at fair value on a recurring basis:

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value of Assets (Liabilities) at March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Fair Value Interest Rate Swaps(1)	$7.6	$-	$7.6	$-
Notes, due 2014	(282.6)	-	(282.6)	-
Deferred Compensation Plan(2)	(13.5)	(13.5)	-	-
Total	$(288.5)	$(13.5)	$(275.0)	$-

(1)        The fair value of our interest rate swaps, which are designated as fair value hedges, and notes are based on the present value of expected future cash flows using zero coupon rates and are classified within Level 2 of the fair value hierarchy.

(2)        We maintain a deferred compensation plan that allows for certain management employees to defer the receipt of compensation (such as salary, incentive compensation and commissions) until a later date based on the terms of the plan. The liability representing benefits accrued for plan participants is valued at the quoted market prices of the participants’ elections for investments. Identical instruments are traded in active markets as of March 31, 2011. As such, we have classified this liability as Level 1 within the fair value hierarchy.

Variable Interest Entities.   We hold interests in certain entities, including credit data and information solutions ventures, that are considered variable interest entities, or VIEs.  These variable interests relate to ownership interests that require financial support for these entities.  Our investments related to these VIEs totaled $10.8 million at March 31, 2011, representing our maximum exposure to loss.  We are not the primary beneficiary and are not required to consolidate any of these VIEs.

Recent Accounting Pronouncements.    Revenue Arrangements with Multiple Deliverables.   In October 2009, the FASB issued revenue guidance for multiple-deliverable arrangements which addresses how to separate deliverables and how to measure and allocate arrangement consideration.  This guidance requires vendors to develop the best estimate of selling price for each deliverable and to allocate arrangement consideration using this selling price.  The guidance is effective prospectively for revenue arrangements entered into or materially modified in annual periods beginning after June 15, 2010.  The adoption of this guidance on January 1, 2011 did not have a material impact on our Consolidated Financial Statements.

For additional information about recent accounting pronouncements adopted or pending adoption, see Note 1 of the Notes to Consolidated Financial Statements in our 2010 Form 10-K.

2. DISCONTINUED OPERATIONS

On April 23, 2010, we sold our APPRO loan origination software business (“APPRO”), for $72 million.  On July 1, 2010, we sold substantially all the assets of our Direct Marketing Services division (“DMS”) for $117 million.  Both of these businesses were reported in our U.S. Consumer Information Solutions segment.  The historical results of these operations for the three month period ended March 31, 2010 are classified as discontinued operations in the Consolidated Statements of Income.  Revenue for these businesses for the three months ended March 31, 2011 and 2010 was $0 and $23.6 million, respectively.  Pretax income was $0 and $4.3 million for the three months ended March 31, 2011 and 2010, respectively.

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

Changes in the amount of goodwill for the three months ended March 31, 2011, are as follows:

	U.S. Consumer			North America	North America
	Information			Personal	Commercial
	Solutions	International	TALX	Solutions	Solutions	Total
	(In millions)
Balance, December 31, 2010	$628.5	$346.9	$899.9	$1.8	$37.6	$1,914.7
Acquisitions	-	23.3	-	-	-	23.3
Adjustments to initial purchase price allocation	0.1	-	-	-	-	0.1
Foreign currency translation	-	7.9	-	-	0.1	8.0
Balance, March 31, 2011	$628.6	$378.1	$899.9	$1.8	$37.7	$1,946.1

Indefinite-Lived Intangible Assets.   Indefinite-lived intangible assets consist of contractual/territorial rights representing the estimated acquisition date fair value of rights to operate in certain territories acquired through the purchase of independent credit reporting agencies in the U.S. and Canada. Our contractual/territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. Our contractual/territorial rights carrying amounts did not change materially during the three months ended March 31, 2011.

3. GOODWILL AND INTANGIBLE ASSETS (Continued)

Purchased Intangible Assets.   Purchased intangible assets represent the estimated acquisition date fair value of acquired intangible assets used in our business. Purchased data files represent the estimated acquisition date fair value of consumer credit files acquired primarily through the purchase of independent credit reporting agencies in the U.S. and Canada. We expense the cost of modifying and updating credit files in the period such costs are incurred. We amortize purchased data files, which primarily consist of acquired consumer credit files, on a straight-line basis. Primarily all of our other purchased intangible assets are also amortized on a straight-line basis. For additional information about the useful lives related to our purchased intangible assets, see Note 1 of the Notes to Consolidated Financial Statements in our 2010 Form 10-K.

Purchased intangible assets at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011			December 31, 2010
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$345.7	$(249.0)	$96.7	$339.2	$(240.7)	$98.5
Acquired software and technology	56.5	(36.4)	20.1	55.0	(33.3)	21.7
Customer relationships	497.7	(105.2)	392.5	489.2	(97.1)	392.1
Proprietary database	125.0	(79.7)	45.3	125.0	(74.4)	50.6
Non-compete agreements	8.6	(1.8)	6.8	7.2	(1.4)	5.8
Trade names and other intangible assets	38.5	(13.3)	25.2	37.4	(12.2)	25.2
Total definite-lived intangible assets	$1,072.0	$(485.4)	$586.6	$1,053.0	$(459.1)	$593.9

Amortization expense from continuing operations related to purchased intangible assets was $23.6 million and $22.2 million during the three months ended March 31, 2011 and 2010, respectively.

4. DEBT

Debt outstanding at March 31, 2011 and December 31, 2010 was as follows:

	March 31,	December 31,
	2011	2010
	(In millions)
Commercial paper	$23.0	$-
Note, 4.25%, due in installments through March 2012	-	4.7
Notes, 7.34%, due in installments through May 2014	60.0	60.0
Notes, 4.45%, due December 2014	275.0	275.0
Notes, 6.30%, due July 2017	272.5	272.5
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 7.00%, due July 2037	250.0	250.0
Capitalized lease obligation	1.8	2.0
Other	1.0	1.0
Total debt	1,008.3	990.2
Less short-term debt and current maturities	(40.7)	(20.7)
Less unamortized discounts	(2.0)	(2.1)
Plus fair value adjustments	9.2	11.5
Total long-term debt, net	$974.8	$978.9

Senior Credit Facility.   During the first quarter of 2011, we extended the maturity date and reduced the borrowing limits of our existing unsecured revolving credit facility, which we refer to as the Senior Credit Facility, by entering into a Second Amended and Restated Credit Agreement dated as of February 18, 2011 (the “Amended Agreement”).  The Senior Credit Facility had been scheduled to expire on July 24, 2011, and provided $850.0 million of borrowing capacity.  The Amended Agreement provides for a maturity date of February 18, 2015.  We elected to reduce the size of the facility to $500.0 million in line with our liquidity needs and current credit market conditions, including higher upfront fees and fees for unused borrowing availability.  The Amended Agreement also provides an accordion feature that allows us to request an increase in the total commitment to $750.0 million should we so choose.  We added certain of our subsidiaries in Canada, the U.K. and Luxembourg as co-borrowers in addition to the Company to provide additional flexibility as to the place of borrowing.  Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. Availability of the Senior Credit Facility for borrowings is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding principal amount of our commercial paper notes. As of March 31, 2011, there were no outstanding borrowings under this facility and $475.4 million was available for borrowings.

 Commercial Paper Program.   During the first quarter of 2011, we reduced the size of our commercial paper program from $850.0 million to $500.0 million.  Our commercial paper program has been established through the private placement of commercial paper notes from time-to-time. Maturities of commercial paper can range from overnight to 397 days. The commercial paper program is supported by our Senior Credit Facility and, pursuant to our existing Board of Directors authorization, the total amount of commercial paper which may be issued is reduced by the amount of any outstanding borrowings under our Senior Credit Facility. At March 31, 2011, $23.0 million in commercial paper notes was outstanding, all with maturities of less than 90 days.

Canadian Credit Facility.   We were party to a credit agreement with a Canadian financial institution that provided for a C$10.0 million (denominated in Canadian dollars), 364-day revolving credit agreement. This agreement was scheduled to expire in June 2011. In connection with the Amended Agreement, we cancelled this agreement as of March 31, 2011, and there were no outstanding borrowings under this agreement at the time of cancellation.

For additional information about our debt agreements, see Note 5 of the Notes to Consolidated Financial Statements in our 2010 Form 10-K.

5. COMMITMENTS AND CONTINGENCIES

Data Processing, Outsourcing Services and Other Agreements.   We have separate agreements with IBM, Acxiom, Tata Consultancy Services and others to outsource portions of our computer data processing operations, applications development, maintenance and related functions and to provide certain other administrative and operational services. The agreements expire between 2011 and 2016. The estimated aggregate minimum contractual obligation remaining under these agreements was approximately $100 million at December 31, 2010, with no future year’s minimum contractual obligation expected to exceed approximately $40 million. Annual payment obligations in regard to these agreements vary due to factors such as the volume of data processed; changes in our servicing needs as a result of new product offerings, acquisitions or divestitures; the introduction of significant new technologies; foreign currency; or the general rate of inflation. In certain circumstances (e.g., a change in control or for our convenience), we may terminate these data processing and outsourcing agreements, and, in doing so, certain of these agreements require us to pay a significant penalty.

Agreement with Computer Sciences Corporation.   We have an agreement with Computer Sciences Corporation, or CSC, and certain of its affiliates, collectively CSC, under which CSC-owned credit reporting agencies utilize our computerized credit database services. CSC retains ownership of its credit files and the revenues generated by its credit reporting activities. We receive a processing fee for maintaining the database and for each report supplied. The agreement will expire on July 31, 2018, and is renewable at the option of CSC for successive ten-year periods. The agreement provides us with an option to purchase CSC’s credit reporting business if it does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. Under the agreement CSC also has an option, exercisable at any time, to sell its credit reporting business to us. The option expires in 2013. The option exercise price will be determined by a third-party appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if the option were exercised at December 31, 2010, the price range would be approximately $625 million to $700 million. This estimate is based solely on our internal analysis of the value of the business, current market conditions and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than our estimate.

Guarantees and General Indemnifications.   We may issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit was not material at March 31, 2011, and all have a remaining maturity of one year or less. The maximum potential future payments we could be required to make under the guarantees is not material at March 31, 2011.

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

5. COMMITMENTS AND CONTINGENCIES (Continued)

We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to indemnifications on our Consolidated Balance Sheets at March 31, 2011 or December 31, 2010.

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

Tax Matters.   In 2003, the Canada Revenue Agency, or CRA, issued Notices of Reassessment, asserting that Acrofax, Inc., a wholly-owned Canadian subsidiary of Equifax, is liable for additional tax for the 1995 through 2000 tax years, related to certain intercompany capital contributions and loans. The additional tax sought by the CRA for these periods ranges, based on alternative theories, from $8.8 million (8.5 million in Canadian dollars) to $19.5 million (19.0 million in Canadian dollars) plus interest and penalties. Subsequently in 2003, we made a statutorily-required deposit for a portion of the claim. We intend to vigorously contest these reassessments and do not believe we have violated any statutory provision or rule. While we believe our potential exposure is less than the asserted claims and not material to our Consolidated Financial Statements, if the final outcome of this matter was unfavorable to us, an additional claim may be filed by the local province.

For additional information about these and other commitments and contingencies, see Note 6 of the Notes to Consolidated Financial Statements in our 2010 Form 10-K.

6. INCOME TAXES

We are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years ending prior to December 31, 2002, with few exceptions. In Canada, we are under audit by the Canada Revenue Agency for the 1995 through 2000 tax years (see Note 5 of the Notes to Consolidated Financial Statements). Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit balance may change within the next twelve months by a range of $0 to $7.1 million.

Effective Tax Rate.      Our effective tax rate was 37.9% for the three months ended March 31, 2011 up from 37.6% for the same period in 2010.  Our foreign and state income tax rates were higher for the three months ended March 31, 2011 versus the prior year, partially offset by a favorable federal tax benefit not recognized during the same period of the prior year.

7. BENEFIT PLANS

We sponsor defined benefit pension plans and defined contribution plans. For additional information about our benefit plans, see Note 10 of the Notes to Consolidated Financial Statements in our 2010 Form 10-K.

The following table provides the components of net periodic benefit cost for the three months ended March 31, 2011 and 2010:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,
	2011	2010	2011	2010
	(In millions)
Service cost	$1.6	$1.5	$0.1	$0.1
Interest cost	8.6	8.7	0.4	0.5
Expected return on plan assets	(11.6)	(11.1)	(0.4)	(0.4)
Amortization of prior service cost	0.2	0.2	-	(0.1)
Recognized actuarial loss	3.0	2.2	0.3	0.3
Total net periodic benefit cost	$1.8	$1.5	$0.4	$0.4

8. SEGMENT INFORMATION

Reportable Segments.   We manage our business and report our financial results through the following five reportable segments, which are the same as our operating segments:

-	U.S. Consumer Information Solutions

-	International

-	TALX

-	North America Personal Solutions

-	North America Commercial Solutions

The accounting policies of the reportable segments are the same as those described in our summary of significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in our 2010 Form 10-K. We evaluate the performance of these reportable segments based on their operating revenues, operating income and operating margins, excluding unusual or infrequent items, if any. Inter-segment sales and transfers are not material for all periods presented. The measurement criteria for segment profit or loss and segment assets are substantially the same for each reportable segment. All transactions between segments are accounted for at cost, and no timing differences occur between segments.

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

8. SEGMENT INFORMATION (Continued)

Operating revenue and operating income by operating segment during the three months ended March 31, 2011 and 2010, are as follows:

	Three Months Ended
(In millions)	March 31,
Operating revenue:	2011	2010
U.S. Consumer Information Solutions	$181.0	$173.1
International	127.2	116.2
TALX	99.4	95.3
North America Personal Solutions	44.4	39.7
North America Commercial Solutions	20.6	18.7
Total operating revenue	$472.6	$443.0

	Three Months Ended
(In millions)	March 31,
Operating income:	2011	2010
U.S. Consumer Information Solutions	$61.7	$60.1
International	29.8	28.7
TALX	21.7	21.5
North America Personal Solutions	12.7	10.0
North America Commercial Solutions	5.1	4.4
General Corporate Expense	(21.9)	(20.4)
Total operating income	$109.1	$104.3

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

Key Performance Indicators.   Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include operating revenue, change in operating revenue, operating income, operating margin, net income attributable to Equifax, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three months ended March 31, 2011 and 2010, were as follows:
	Key Performance Indicators
	Three Months Ended
	March 31,
	2011	2010
	(Dollars in millions, except per share data)
Operating revenue	$472.6	$443.0
Operating revenue change	7%	4%
Operating income	$109.1	$104.3
Operating margin	23.1%	23.5%
Net income from continuing operations attributable to Equifax	$57.3	$54.0
Net income attributable to Equifax	$57.3	$56.7
Diluted earnings per share from continuing operations attributable to Equifax	$0.46	$0.42
Diluted earnings per share attributable to Equifax	$0.46	$0.44
Cash provided by operating activities	$23.1	$37.7
Capital expenditures	$26.2	$50.0

Business Environment and Company Strategy

Consumer and small business lending activity, which is one of the drivers of demand for our services, has stabilized in most markets around the world, but in most cases is not yet showing strong growth.  We expect growth in consumer lending to continue to lag the general economic recovery, particularly in the more mature markets.  In addition, new financial regulations are increasing the compliance requirements for many of our customers and introduce new challenges as well as opportunities in the marketing of our product and service offerings to our customers. In an effort to respond to these market conditions, we have focused on the following activities:

-
Further diversification of our revenues by pursuing and investing in key strategic initiatives including new product innovation, differentiated decisioning solutions and analytics leveraging our diverse data assets and technology platforms.

-	Reorganizing our sales force with key customer teams dedicated to our largest accounts.
-	Acquiring new data assets and technologies in addition to international expansion.
-	Continuing our focus on managing our expenses through the use of LEAN, Work Out and other process improvement initiatives.

For 2011, the operating environment will continue to present challenges for the marketing and growth of our traditional products and services, but will also create new opportunities for our more recently developed products. These newer product offerings leverage our diverse data assets, analytical capabilities and technology platforms to improve customers' decisioning capabilities and risk management activities.  In 2011, we expect improvements in the credit economy to be very modest and, therefore, not contribute measurably to organic growth. However, we do expect to derive organic growth through our new product offerings and from the momentum we achieved as a result of our performance in 2010.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Consolidated Financial Results

Operating Revenue
	Three Months Ended March 31,
			Change
Consolidated Operating Revenue	2011	2010	$	%
	(Dollars in millions)

U.S. Consumer Information Solutions	$181.0	$173.1	$7.9	5%
International	127.2	116.2	11.0	9%
TALX	99.4	95.3	4.1	4%
North America Personal Solutions	44.4	39.7	4.7	12%
North America Commercial Solutions	20.6	18.7	1.9	10%
Consolidated operating revenue	$472.6	$443.0	$29.6	7%

Revenue from continuing operations increased by 7% in the first quarter of 2011 compared to the same period in 2010.  The favorable effect of foreign exchange rates increased revenue by $4.6 million, or 1%, in the first quarter compared to the year ago period.  Revenue grew over the prior year in the first quarter compared to the prior year in each of our operating segments, primarily driven by strong execution of key strategic initiatives.

Operating Expenses
	Three Months Ended March 31,
			Change
Consolidated Operating Expenses	2011	2010	$	%
	(Dollars in millions)

Consolidated cost of services	$194.3	$190.1	$4.2	2%
Consolidated selling, general and administrative expenses	126.5	109.5	17.0	16%
Consolidated depreciation and amortization expense	42.7	39.1	3.6	9%
Consolidated operating expenses	$363.5	$338.7	$24.8	7%

The increase in cost of services from continuing operations, when compared to the first quarter of 2010, was due primarily to the impact of increased salary and benefits expense of $4.3 million and the impact of changes in foreign currency exchange rates which increased our cost of services by $2.2 million, offset by decreases in direct production costs.

Selling, general and administrative expense from continuing operations increased $17.0 million in the first quarter compared to the year ago quarter.  Salary and incentive expense increased $8.6 million due to increased headcount as compared to the first quarter of 2010. The impact of changes in foreign currency exchange rates increased our selling, general and administrative expenses by $1.3 million.  The remaining increase was primarily due to higher advertising expenses and professional fees.

Depreciation and amortization expense from continuing operations increased in 2011 over the same three month period in 2010, primarily due to our fourth quarter 2010 acquisition of Anakam which contributed $1.2 million of incremental depreciation and amortization expense, as well as the effect of recent investments in new products and technology infrastructure.

Operating Income and Operating Margin

	Three Months Ended March 31,
			Change
Consolidated Operating Income	2011	2010	$	%
	(Dollars in millions)

Consolidated operating revenue	$472.6	$443.0	$29.6	7%
Consolidated operating expenses	(363.5)	(338.7)	(24.8)	7%
Consolidated operating income	$109.1	$104.3	$4.8	5%
Consolidated operating margin	23.1%	23.5%		-0.4	%pts

The increase in operating income from continuing operations for the first quarter of 2011, when compared to the same period in 2010, was driven by the solid revenue growth achieved across our businesses.  Operating margin declined slightly to 23.1% due to increases in expenses related to sales force expansion and amortization related to our recent acquisition.

Other Expense, Net
	Three Months Ended March 31,
			Change
Consolidated Other Expense, Net	2011	2010	$	%
	(Dollars in millions)

Consolidated interest expense	$13.8	$14.2	$(0.4)	-3%
Consolidated other income, net	(0.3)	0.5	(0.8)	-169%
Consolidated other expense, net	$13.5	$14.7	$(1.2)	-8%
Average cost of debt	5.4%	4.9%
Total consolidated debt, net, at quarter end	$1,015.5	$1,147.8	$(132.3)	-12%

Other expense, net, from continuing operations for the first quarter of 2011 decreased $1.2 million compared to the same period in 2010 primarily due to higher income from our investment in Russia as compared to the prior year period.  Interest expense decreased slightly for the first three months of 2011, when compared to the same period in 2010, as a decrease in our average debt balance from $1.1 billion to $1.0 billion more than offset an increase in the average cost of our total debt from 4.9% in 2010 to 5.4% in 2011.

Income Taxes
	Three Months Ended March 31,
			Change
Consolidated Provision for Income Taxes	2011	2010	$	%
	(Dollars in millions)

Consolidated provision for income taxes	$36.3	$33.7	$2.6	8%
Effective income tax rate	37.9%	37.6%

Our effective tax rate was 37.9% for the three months ended March 31, 2011 up from 37.6% for the same period in 2010.  Our foreign and state income tax rates were higher for the three months ended March 31, 2011 versus the prior year, partially offset by a favorable federal tax benefit not recognized during the same period in the prior year.

Net Income
	Three Months Ended March 31,
			Change
Consolidated Net Income	2011	2010	$	%
	(In millions, except per share amounts)

Consolidated operating income	$109.1	$104.3	$4.8	5%
Consolidated other expense, net	(13.5)	(14.7)	1.2	-8%
Consolidated provision for income taxes	(36.3)	(33.7)	(2.6)	8%
Consolidated income from continuing operations	59.3	55.9	3.4	6%
Discontinued operations, net of tax	-	2.7	(2.7)	-100%
Consolidated net income	59.3	58.6	0.7	1%
Net income attributable to noncontrolling interests	(2.0)	(1.9)	(0.1)	8%
Net income attributable to Equifax	$57.3	$56.7	$0.6	1%
Diluted earnings per common share attributable to Equifax	$0.46	$0.44	$0.02	4%
Diluted earnings per common share from continuing operations	$0.46	$0.42	$0.04	9%
Weighted-average shares used in computing diluted earnings per share	124.7	128.1

Consolidated income from continuing operations grew $3.4 million, or 6%, in the first quarter of 2011, compared to the same period in 2010.  This growth was generally in line with the growth in revenue.  Because prior year net income benefitted by $2.7 million from discontinued operations, the growth in consolidated net income was only $0.7 million, or 1%.  Due to a reduction in weighted-average shares outstanding, diluted earnings per common share attributable to Equifax increased 4% from the prior year.

Segment Financial Results

USCIS
	Three Months Ended March 31,
			Change
U.S. Consumer Information Solutions	2011	2010	$	%
	(Dollars in millions)
Operating revenue:
Online Consumer Information Solutions (OCIS)	$120.2	$119.7	$0.5	0%
Mortgage Solutions	27.3	23.2	4.1	18%
Consumer Financial Marketing Services	33.5	30.2	3.3	11%
Total operating revenue	$181.0	$173.1	$7.9	5%
% of consolidated revenue	38%	39%
Total operating income	$61.7	$60.1	$1.6	3%
Operating margin	34.1%	34.6%		-0.5	%pts

U.S. Consumer Information Solutions revenue increased 5% in the first quarter as compared to the prior year period due to growth in Mortgage Solutions and Consumer Financial Marketing Services.

OCIS

Revenue for the first quarter of 2011 remained relatively flat when compared to the prior year period.  Revenue from our fourth quarter 2010 acquisition was partially offset by slightly lower online transaction revenue as compared to the first quarter of 2010.

Mortgage Solutions

Mortgage revenue increased for the three months ended March 31, 2011 when compared to the prior year period due primarily to increased sales of settlement services as a result of increased market share from existing customers. Results in Mortgage Solutions over the remainder of 2011 are subject to variability due to potential changes in market demand and other competitive and market conditions.

Consumer Financial Marketing Services

Revenue increased for the first quarter of 2011, as compared to the same period in 2010, primarily due to sales to new customers and higher pre-screen and database management revenue resulting from increased volume and product sales to existing customers.

USCIS Operating Margin

Operating margin decreased 50 basis points in the first quarter of 2011, as compared to the same period in 2010, due to the recent acquisition whose margins were negatively impacted by amortization of acquisition related intangible assets.

International
	Three Months Ended March 31,
			Change
International	2011	2010	$	%
	(Dollars in millions)
Operating revenue:
Latin America	$59.9	$55.1	$4.8	9%
Europe	37.4	33.9	3.5	11%
Canada Consumer	29.9	27.2	2.7	10%
Total operating revenue	$127.2	$116.2	$11.0	9%
% of consolidated revenue	27%	26%
Total operating income	$29.8	$28.7	$1.1	4%
Operating margin	23.4%	24.7%		-1.3	%pts

International revenue increased in the three month period compared to the same period in 2010 due to growth in all three of our regions and the favorable impact of changes in foreign exchange rates.  Local currency fluctuations against the U.S. dollar favorably impacted our International revenue by $4.3 million, or 3%, in the first quarter.  In local currency, International revenue was up 6% from the three month period in 2010.

Latin America

Revenue for the first quarter of 2011 increased 5% from the first quarter of 2010 in local currency. Local currency revenue increased in most of our Latin American geographies, resulting from broad-based growth across all product segments, partially offset by a decline in Brazil.  Revenue also increased over the prior year quarter due to favorable foreign currency impact of $2.0 million, or 4%.

Europe

Revenue increased 9% in local currency for the first quarter of 2011, as compared to the prior year period, due primarily to increased sales in our consumer information solutions products along with growth in our personal solutions and analytical services products.  Growth was also partially due to favorable foreign currency impact of $0.7 million, or 2%.

Canada Consumer

Revenue increased 4% in local currency for the first quarter of 2011, as compared to the prior year period, due to increased volumes for our technology and analytical services products primarily due to growth in the customer base for a new fraud mitigation product.  Revenue also increased over the prior year quarter due to favorable foreign currency impact of $1.6 million, or 6%.

International Operating Margin

Operating margin declined in the first quarter of 2011 as compared to the prior year period primarily due to increased investments in new product development and increased sales force, particularly in Brazil.

TALX
	Three Months Ended March 31,
			Change
TALX	2011	2010	$	%
	(Dollars in millions)
Operating revenue:
The Work Number	$53.5	$49.7	$3.8	8%
Tax and Talent Management Services	45.9	45.6	0.3	1%
Total operating revenue	$99.4	$95.3	$4.1	4%
% of consolidated revenue	21%	22%
Total operating income	$21.7	$21.5	$0.2	1%
Operating margin	21.9%	22.6%		-0.7	%pts

The Work Number

Revenue from The Work Number increased $3.8 million, or 8%, in the first quarter of 2011 compared to the first quarter of 2010 due to double-digit growth from traditional employment based verification and complementary services, with strong demand across the pre-employment screening, social services and collections sectors.  This growth was offset by weakness in our government-based tax transcript verifications as a result of a slowdown in mortgage refinancing.

Tax and Talent Management Services

The slight increase in revenue during the first quarter of 2011, as compared to the same period in 2010, resulted primarily from revenue growth in our Tax Management Services business, partially offset by revenue declines in our Talent Management Services business due to decreased government hiring activity at the U.S. Transportation and Security Administration and other large government customers.

TALX Operating Margin

Operating margin decreased 70 basis points for the first quarter of 2011, as compared to the prior year, as a result of higher operating expenses due to increased people costs.

North America Personal Solutions
	Three Months Ended March 31,
			Change
North America Personal Solutions	2011	2010	$	%
	(Dollars in millions)

Total operating revenue	$44.4	$39.7	$4.7	12%
% of consolidated revenue	10%	9%
Total operating income	$12.7	$10.0	$2.7	27%
Operating margin	28.7%	25.2%		3.5	%pts

Revenue increased $4.7 million, or 12%, from the prior year quarter primarily due to increased revenue to wholesalers and increased direct to consumer, Equifax-branded subscription service revenue, which was up 8% from the prior year quarter, driven by higher average revenue per subscriber due to new product offerings and better market segmentation.  The operating margin increase in the first quarter, as compared to the prior year period, was primarily due to the increase in revenue discussed above.

North America Commercial Solutions
	Three Months Ended March 31,
			Change
North America Commercial Solutions	2011	2010	$	%
	(Dollars in millions)

Total operating revenue	$20.6	$18.7	$1.9	10%
% of consolidated revenue	4%	4%
Total operating income	$5.1	$4.4	$0.7	16%
Operating margin	24.9%	23.5%		1.4	%pts

Revenue increased for the three months ended March 31, 2011, as compared to the same period in the prior year, by 10%.  The favorable impact of changes in the U.S.—Canadian foreign exchange rate impacted revenue by $0.3 million, or 2%, as compared to the first quarter of 2010.  In local currency, revenue increased 8% compared to the prior year. The local currency increase was primarily due to increases in U.S. risk and marketing service revenue and revenue from our data management products.   Online transaction volume for U.S. commercial credit information products for the first quarter of 2011 increased when compared to the prior year period. Operating margin also increased for the first quarter of 2011, as compared to the same period in 2010, due to revenue growth.

General Corporate Expense
	Three Months Ended March 31,
			Change
General Corporate Expense	2011	2010	$	%
	(Dollars in millions)

General corporate expense	$21.9	$20.4	$1.5	8%

Our general corporate expenses are costs that are incurred at the corporate level and include those expenses impacted by corporate direction, such as shared services, administrative, legal, restructuring and equity compensation costs. General corporate expenses increased by $1.5 million for the first quarter of 2011 generally in line with revenue growth, compared to the same period in 2010, primarily due to increased salary and incentive costs driven by higher headcount.

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

Sources and Uses of Cash

Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity. We expect that funds generated from results of operations will be sufficient to finance our anticipated working capital and other cash requirements (such as capital expenditures, interest payments, potential pension funding contributions and dividend payments) for the foreseeable future. In the event that credit market conditions were to deteriorate, we would rely more heavily on borrowings from the Senior Credit Facility as described below. During the first quarter, we extended the maturity date of our Senior Credit Facility from July 2011 to February 2015 and reduced the borrowing limits from $850.0 million to $500.0 million.  At March 31, 2011, $475.4 million was available to borrow under our Senior Credit Facility. Our Senior Credit Facility does not include a provision under which lenders could refuse to allow us to borrow under this facility in the event of a material adverse change in our financial condition, as long as we are in compliance with the covenants contained in the lending agreement.

The following table summarizes our cash flows for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Change
			2011 vs. 2010
Net cash provided by (used in):	2011	2010	$	%
	(Dollars in millions)

Operating activities	$23.1	$37.7	$(14.6)	-39%
Investing activities	$(59.6)	$(56.0)	$(3.6)	nm
Financing activities	$1.6	$(5.5)	$7.1	nm

nm - not meaningful

Operating Activities

The decrease in operating cash flow was primarily driven by higher payments in 2011 of accrued 2010 incentive costs and an increase in accounts receivable driven by higher revenues, partially offset by a $10.0 million decrease in pension contributions in the first quarter of 2011 as well as other normal changes in net working capital during 2011.

Fund Transfer Limitations.   The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited, in some cases, by certain restrictions imposed by foreign governments; these restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.

Investing Activities

Capital Expenditures
	Three Months Ended March 31,		Change
Net cash used in:	2011	2010	2011 vs. 2010
	(In millions)

Capital expenditures	$26.2	$50.0	$(23.8)

Our capital expenditures are used for developing, enhancing and deploying new and existing software in support of our expanding product set, replacing or adding facilities and equipment, updating systems for regulatory compliance, the licensing of software applications and investing in system reliability, security and disaster recovery enhancements. Capital expenditures in 2010 were higher than 2011 primarily due to the purchase of our headquarters building in Atlanta, Georgia, during the first quarter of 2010 for cash consideration of $29.1 million.

Acquisitions, Divestitures and Investments
	Three Months Ended March 31,		Change
Net cash used in:	2011	2010	2011 vs. 2010
	(In millions)

Acquisitions, net of cash acquired	$30.7	$6.0	$24.7
Investment in unconsolidated affiliates, net	$2.7	$-	$2.7

During the first three months of 2011, we invested $30.7 million in acquisitions.  We acquired a business in the United Kingdom and one in Latin America.  Also during the first quarter of 2011, we contributed an additional $2.7 million to our investment in India.

Financing Activities

Borrowings and Credit Facility Availability
	Three Months Ended March 31,		Change
Net cash provided by (used in):	2011	2010	2011 vs. 2010
	(In millions)

Net short-term borrowings	$19.8	$2.7	$17.1
Net repayments under long-term revolving credit facilities	$-	$(4.6)	$4.6
Payments on long-term debt	$(1.7)	$(3.1)	$1.4
Proceeds from issuance of long-term debt	$-	$1.4	$(1.4)

Credit Facility Availability

Our principal unsecured revolving credit facility with a group of banks, which we refer to as the Senior Credit Facility, permits us to borrow up to $500.0 million through February 2015. The Senior Credit Facility may be used for general corporate purposes. Availability of the Senior Credit Facility for borrowings is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding principal amount of our commercial paper notes, or CP.

Our $500.0 million CP program has been established to allow for borrowing through the private placement of CP with maturities ranging from overnight to 397 days. We may use the proceeds of CP for general corporate purposes. The CP program is supported by our Senior Credit Facility and, pursuant to our existing Board of Directors authorization, the total amount of CP which may be issued is reduced by the amount of any outstanding borrowings under our Senior Credit Facility.

We had a 364-day revolving credit agreement with a Canadian bank (our Canadian Credit Facility) which permitted us to borrow up to C$10.0 million (denominated in Canadian dollars).  The Canadian Credit Facility was scheduled to terminate in June 2011. We cancelled this agreement as of March 31, 2011, and there were no outstanding borrowings under this agreement at the time of cancellation.

At March 31, 2011, $23.0 million was outstanding in CP and no amounts were outstanding under our Senior Credit Facility. At March 31, 2011, a total of $475.4 million was available under our Senior Credit Facility.

At March 31, 2011, approximately 70% of our debt was fixed-rate debt and 30% was effectively variable-rate debt. Our variable-rate debt, consisting of our five-year senior notes due 2014 (against which we have executed interest rate swaps to convert interest expense from fixed rates to floating rates), generally bears interest based on a specified margin plus a base rate (LIBOR). The interest rates reset periodically, depending on the terms of the respective financing arrangements. At March 31, 2011, interest rates on our variable-rate debt ranged from 0.4% to 2.1%.

Borrowing and Repayment Activity

Net short-term borrowings primarily represent activity under our CP program. Net (repayments) borrowings under long-term revolving credit facilities relates to activity on our Senior Credit Facility. We primarily borrow under our CP program, when available.

The increase in net short-term borrowings primarily reflects the borrowing of $23.0 million of CP notes since December 31, 2010 offset by the repayment of our 4.25% Note of $4.7 million that was outstanding at December 31, 2010. The decrease in net repayments under long-term revolving credit facilities represents the 2010 repayment of borrowings outstanding at December 31, 2009, under our Senior Credit Facility.

Debt Covenants.   A downgrade in our credit ratings would increase the cost of borrowings under our CP program and credit facilities, and could limit or, in the case of a significant downgrade, preclude our ability to issue CP. Our outstanding indentures and comparable instruments also contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions. In addition, our Senior Credit Facility requires us to maintain a maximum leverage ratio of not more than 3.5. Our leverage ratio was 1.71 at March 31, 2011. None of these covenants are considered restrictive to our operations and, as of March 31, 2011, we were in compliance with all of our debt covenants.

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

For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 5 of the Notes to Consolidated Financial Statements in our 2010 Form 10-K.

Equity Transactions

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2011	2010	2011 vs. 2010
	(In millions)

Treasury stock repurchases	$-	$(9.4)	$9.4
Dividends paid to Equifax shareholders	$(19.6)	$(5.0)	$(14.6)
Dividends paid to noncontrolling interests	$-	$(0.3)	$0.3
Proceeds from exercise of stock options	$5.1	$11.6	$(6.5)
Excess tax benefits from stock-based compensation plans	$0.5	$1.4	$(0.9)

Sources and uses of cash related to equity during the three months ended March 31, 2011 and 2010 were as follows:

-
Under share repurchase programs authorized by our Board of Directors, we purchased 0.3 million common shares on the open market during the three months ended March 31, 2010, for $9.4 million at an average price per common share of $31.43. At March 31, 2011, the Company had approximately $104.5 million remaining for stock repurchases under the existing Board authorization.

-
We increased our quarterly dividend from $0.04 per share previously to $0.16 per share in the fourth quarter of 2010.  Accordingly, our dividends per share were $0.16 and $0.04 per share for the three month periods ended March 31, 2011 and 2010, respectively. We paid cash dividends to Equifax shareholders of $19.6 million and $5.0 million during the three months ended March 31, 2011 and 2010, respectively.

-	We received cash of $5.1 million and $11.6 million during the first three months of 2011 and 2010, respectively, from the exercise of stock options.

Contractual Obligations, Commercial Commitments and Other Contingencies

Our contractual obligations have not changed materially from those reported in our 2010 Form 10-K.  For additional information about certain obligations and contingencies, including those related to Computer Sciences Corporation, see Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Off-Balance Sheet Arrangements

There have been no material changes with respect to our off-balance sheet arrangements from those presented in our 2010 Form 10-K.

Related Party Transactions

We engage in various transactions and arrangements with related parties. We believe the terms of the transactions and arrangements do not differ from those that would have been negotiated with an independent party. For additional information about our related parties and associated transactions, see Note 12 of the Notes to Consolidated Financial Statements in our 2010 Form 10-K.

Benefit Plans

At December 31, 2010, our U.S. Retirement Income Plan, or USRIP, met or exceeded ERISA’s minimum funding requirements. In January 2011, we made a contribution of $10.0 million to the USRIP. In the future, we expect to make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and our liquidity needs. We believe additional funding contributions, if any, would not prevent us from continuing to meet our liquidity needs, which are primarily funded from cash flows generated by operating activities, available cash and cash equivalents, and our committed credit facilities.

For our non-U.S., tax-qualified retirement plans, we fund an amount sufficient to meet minimum funding requirements but no more than allowed as a tax deduction pursuant to applicable tax regulations. For our non-qualified supplementary retirement plans, we fund the benefits as they are paid to retired participants, but accrue the associated expense and liabilities in accordance with GAAP.

For additional information about our benefit plans, see Note 10 of the Notes to Consolidated Financial Statements in our 2010 Form 10-K.

Seasonality

We experience seasonality in certain of our revenue streams. Revenue generated from The Work Number business unit within the TALX operating segment is generally higher in the first quarter due primarily to the provision of Form W-2 preparation services which occur in the first quarter each year.

RECENT ACCOUNTING PRONOUNCEMENTS

For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the Notes to Consolidated Financial Statements in this Form 10-Q and Note 1 of the Notes to Consolidated Financial Statements in our 2010 Form 10-K.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our Consolidated Financial Statements and the Notes to Consolidated Financial Statements. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The “Application of Critical Accounting Policies and Estimates” section in the MD&A and Note 1 of the Notes to Consolidated Financial Statements in our 2010 Form 10-K describe the significant accounting estimates and policies used in the preparation of our Consolidated Financial Statements. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2010 Form 10-K. There were no material changes to our market risk exposure during the three months ended March 31, 2011.

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

California Bankruptcy Litigation.   In consolidated actions filed in the U.S. District Court for the Central District of California, captioned Terri N. White, et al. v. Equifax Information Services LLC, Jose Hernandez v. Equifax Information Services LLC, Kathryn L. Pike v. Equifax Information Services LLC, and Jose L. Acosta, Jr., et al. v. Trans Union LLC, et al. , plaintiffs asserted that Equifax violated federal and state law (the FCRA, the California Credit Reporting Act and the California Unfair Competition Law) by failing to follow reasonable procedures to determine whether credit accounts are discharged in bankruptcy, including the method for updating the status of an account following a bankruptcy discharge. On August 20, 2008, the District Court approved a Settlement Agreement and Release providing for certain changes in the procedures used by defendants to record discharges in bankruptcy on consumer credit files. That settlement resolved claims for injunctive relief, but not plaintiffs’ claims for damages. On May 7, 2009, the District Court issued an order preliminarily approving an agreement to settle remaining class claims. Certain plaintiffs filed a motion to reconsider the preliminary approval order, which motion was denied by the District Court on June 9, 2009. Following a hearing on May 20, 2010, the District Court deferred final approval of the settlement and issued an order requiring the settling parties to send a supplemental notice to all class members. On December 14, 2010, the District Court granted the settling plaintiffs’ motion for reconsideration and ruled the defendants will only have to re-notice those class members who filed a claim and objected to the settlement or opted out, with the cost for the re-notice to be deducted from the plaintiffs’ counsel award.  Mailing of the supplemental notice was completed on February 15, 2011.  The deadline for this group of settling plaintiffs to provide additional documentation to support their damage claims or to opt-out of the settlement was March 31, 2011.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our first quarter ended March 31, 2011:

				Maximum Number
				(or Approximate
			Total Number	Dollar Value)
	Total	Average	of Shares Purchased	of Shares that May
	Number	Price	as Part of	Yet Be Purchased
	of Shares	Paid	Publicly-Announced	Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)

December 1 - December 31, 2010				$104,456,761
January 1 - January 31, 2011	3,280	$-	-	$104,456,761
February 1 - February 28, 2011	58,212	$-	-	$104,456,761
March 1 - March 31, 2011	2,145	$-	-	$104,456,761
Total	63,637	$-	-	$104,456,761

(1)
The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 3,280 shares for the month of January 2011, 58,212 shares for the month of February 2011, and 2,145 shares for the month of March 2011.

(2)	Average price paid per share for shares purchased as part of our Program (includes brokerage commissions).

(3)	At March 31, 2011, the amount authorized for future share repurchases under the Program was $104.5 million. The Program does not have a stated expiration date.

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

Equifax Inc.
(Registrant)

Date: April 28, 2011	By:	/s/ Richard F. Smith
Richard F. Smith
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: April 28, 2011		/s/ Lee Adrean
Lee Adrean
Corporate Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: April 28, 2011		/s/ Nuala M. King
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