Form 10-Q
period 2011-06-30
EQUIFAX INC
filed 2011-07-28
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

On July 15, 2011, there were 122,410,187 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2011

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 30,
	2011	2010
(In millions, except per share amounts)	(Unaudited)
Operating revenue	$487.1	$460.7
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	190.9	188.3
Selling, general and administrative expenses	140.5	126.9
Depreciation and amortization	41.1	39.7
Total operating expenses	372.5	354.9
Operating income	114.6	105.8
Interest expense	(13.7)	(14.1)
Other (expense) income, net	(9.6)	0.8
Consolidated income from continuing operations before income taxes	91.3	92.5
Provision for income taxes	(54.2)	(32.7)
Consolidated income from continuing operations	37.1	59.8
Discontinued operations, net of tax	-	13.6
Consolidated net income	37.1	73.4
Less: Net income attributable to noncontrolling interests	(2.6)	(2.1)
Net income attributable to Equifax	$34.5	$71.3
Amounts attributable to Equifax:
Net income from continuing operations attributable to Equifax	$34.5	$57.7
Discontinued operations, net of tax	-	13.6
Net income attributable to Equifax	$34.5	$71.3
Basic earnings per common share:
Net income from continuing operations attributable to Equifax	$0.28	$0.46
Discontinued operations attributable to Equifax	-	0.11
Net income attributable to Equifax	$0.28	$0.57
Weighted-average shares used in computing basic earnings per share	122.8	125.7
Diluted earnings per common share:
Net income from continuing operations attributable to Equifax	$0.28	$0.45
Discontinued operations attributable to Equifax	-	0.11
Net income attributable to Equifax	$0.28	$0.56
Weighted-average shares used in computing diluted earnings per share	124.6	127.3
Dividends per common share	$0.16	$0.04

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	June 30,
	2011	2010
(In millions, except per share amounts)	(Unaudited)
Operating revenue	$959.7	$903.7
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	385.2	378.4
Selling, general and administrative expenses	267.0	236.4
Depreciation and amortization	83.8	78.8
Total operating expenses	736.0	693.6
Operating income	223.7	210.1
Interest expense	(27.5)	(28.3)
Other (expense) income, net	(9.3)	0.3
Consolidated income from continuing operations before income taxes	186.9	182.1
Provision for income taxes	(90.5)	(66.4)
Consolidated income from continuing operations	96.4	115.7
Discontinued operations, net of tax	-	16.3
Consolidated net income	96.4	132.0
Less: Net income attributable to noncontrolling interests	(4.6)	(4.0)
Net income attributable to Equifax	$91.8	$128.0
Amounts attributable to Equifax:
Net income from continuing operations attributable to Equifax	$91.8	$111.7
Discontinued operations, net of tax	-	16.3
Net income attributable to Equifax	$91.8	$128.0
Basic earnings per common share:
Net income from continuing operations attributable to Equifax	$0.75	$0.89
Discontinued operations attributable to Equifax	-	0.13
Net income attributable to Equifax	$0.75	$1.02
Weighted-average shares used in computing basic earnings per share	122.8	126.0
Diluted earnings per common share:
Net income from continuing operations attributable to Equifax	$0.74	$0.87
Discontinued operations attributable to Equifax	-	0.13
Net income attributable to Equifax	$0.74	$1.00
Weighted-average shares used in computing diluted earnings per share	124.6	127.7
Dividends per common share	$0.32	$0.08

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
(In millions, except par values)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$108.7	$119.4
Trade accounts receivable, net of allowance for doubtful accounts of $6.6 and $7.5 at June 30, 2011 and December 31, 2010, respectively	273.0	262.6
Prepaid expenses	33.1	26.1
Other current assets	21.7	21.1
Total current assets	436.5	429.2
Property and equipment:
Capitalized internal-use software and system costs	321.2	315.9
Data processing equipment and furniture	176.6	181.0
Land, buildings and improvements	176.0	169.5
Total property and equipment	673.8	666.4
Less accumulated depreciation and amortization	(372.9)	(368.0)
Total property and equipment, net	300.9	298.4
Goodwill	1,919.1	1,914.7
Indefinite-lived intangible assets	95.7	95.6
Purchased intangible assets, net	559.8	593.9
Other assets, net	177.3	101.8
Total assets	$3,489.3	$3,433.6

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities	$17.6	$20.7
Accounts payable	26.7	24.6
Accrued expenses	62.3	61.9
Accrued salaries and bonuses	38.1	71.9
Deferred revenue	52.6	58.7
Other current liabilities	101.4	81.7
Total current liabilities	298.7	319.5
Long-term debt	963.9	978.9
Deferred income tax liabilities, net	252.5	244.2
Long-term pension and other postretirement benefit liabilities	113.3	129.0
Other long-term liabilities	58.3	53.6
Total liabilities	1,686.7	1,725.2
Commitments and Contingencies (see Note 6)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	-	-
Common stock, $1.25 par value: Authorized shares - 300.0;
Issued shares - 189.3 at June 30, 2011 and December 31, 2010;
Outstanding shares - 122.4 and 122.6 at June 30, 2011 and December 31, 2010, respectively	236.6	236.6
Paid-in capital	1,110.6	1,105.8
Retained earnings	2,777.6	2,725.7
Accumulated other comprehensive loss	(295.9)	(344.5)
Treasury stock, at cost, 64.8 shares and 64.6 shares at June 30, 2011 and December 31, 2010, respectively	(2,003.4)	(1,991.0)
Stock held by employee benefits trusts, at cost, 2.1 shares at both June 30, 2011 and December 31, 2010	(41.2)	(41.2)
Total Equifax shareholders' equity	1,784.3	1,691.4
Noncontrolling interests	18.3	17.0
Total equity	1,802.6	1,708.4
Total liabilities and equity	$3,489.3	$3,433.6

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2011	2010
(In millions)	(Unaudited)
Operating activities:
Consolidated net income	$96.4	$132.0
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss (gain) on divestitures	27.8	(12.3)
Depreciation and amortization	83.5	84.3
Stock-based compensation expense	11.8	10.9
Excess tax benefits from stock-based compensation plans	(0.6)	(1.4)
Deferred income taxes	6.1	0.6
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(15.2)	(8.4)
Prepaid expenses and other current assets	(8.8)	(1.2)
Other assets	8.1	4.0
Current liabilities, excluding debt	(51.3)	(40.2)
Other long-term liabilities, excluding debt	(10.8)	(29.4)
Cash provided by operating activities	147.0	138.9
Investing activities:
Capital expenditures	(43.9)	(66.9)
Acquisitions, net of cash acquired	(30.7)	(14.7)
Cash received from divestitures	2.5	66.7
Investment in unconsolidated affiliates, net	(2.7)	1.0
Cash used in investing activities	(74.8)	(13.9)
Financing activities:
Net short-term repayments	(3.4)	(66.9)
Net repayments under long-term revolving credit facilities	-	(5.0)
Payments on long-term debt	(16.7)	(18.7)
Treasury stock purchases	(31.3)	(64.8)
Dividends paid to Equifax shareholders	(39.2)	(9.9)
Dividends paid to noncontrolling interests	(3.6)	(2.3)
Proceeds from exercise of stock options	12.3	12.4
Excess tax benefits from stock-based compensation plans	0.6	1.4
Other	(2.6)	(0.5)
Cash provided used in financing activities	(83.9)	(154.3)
Effect of foreign currency exchange rates on cash and cash equivalents	1.0	(3.7)
Decrease in cash and cash equivalents	(10.7)	(33.0)
Cash and cash equivalents, beginning of period	119.4	103.1
Cash and cash equivalents, end of period	$108.7	$70.1

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2011

(Unaudited)

	Equifax Shareholders
							Stock
					Accumulated		Held By
	Common Stock				Other		Employee
	Shares		Paid-In	Retained	Comprehensive	Treasury	Benefits	Noncontrolling	Total
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Trusts	Interests	Equity
	(In millions, except per share amounts)
Balance, December 31, 2010	122.6	$236.6	$1,105.8	$2,725.7	$(344.5)	$(1,991.0)	$(41.2)	$17.0	$1,708.4
Net income	-	-	-	91.8	-	-	-	4.6	96.4
Other comprehensive income	-	-	-	-	48.6	-	-	0.3	48.9
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.6	-	(9.0)	-	-	18.9	-	-	9.9
Treasury stock purchased under share repurchase program ($37.32 per share)*	(0.8)	-	-	-	-	(31.3)	-	-	(31.3)
Cash dividends ($0.32 per share)	-	-	-	(39.9)	-	-	-	-	(39.9)
Dividends paid to employee benefits trusts	-	-	0.7	-	-	-	-	-	0.7
Stock-based compensation expense	-	-	11.8	-	-	-	-	-	11.8
Tax effects of stock-based compensation plans	-	-	1.3	-	-	-	-	-	1.3
Dividends paid to noncontrolling interests	-	-	-	-	-	-	-	(3.6)	(3.6)
Balance, June 30, 2011	122.4	$236.6	$1,110.6	$2,777.6	$(295.9)	$(2,003.4)	$(41.2)	$18.3	$1,802.6

*	At June 30, 2011, $223.2 million was authorized for future purchases of common stock under our share repurchase authorization.

Accumulated Other Comprehensive Loss consists of the following components:

	June 30,	December 31,
	2011	2010
	(In millions)
Foreign currency translation	$(56.7)	$(100.8)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $136.2 and $138.6 at June 30, 2011 and December 31, 2010, respectively	(236.9)	(241.3)
Cash flow hedging transactions, net of accumulated tax of $1.5 and $1.6 at June 30, 2011 and December 31, 2010, respectively	(2.3)	(2.4)
Accumulated other comprehensive loss	$(295.9)	$(344.5)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2011

(Unaudited)

Comprehensive Income is as follows:

	Three Months Ended June 30,
	2011			2010
	Equifax	Noncontrolling		Equifax	Noncontrolling
	Shareholders	Interests	Total	Shareholders	Interests	Total
	(In millions)
Net income	$34.5	$2.6	$37.1	$71.3	$2.1	$73.4
Other comprehensive income:
Foreign currency translation adjustment	33.2	0.1	33.3	(3.8)	(0.2)	(4.0)
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans	2.2	-	2.2	1.7	-	1.7
Comprehensive income	$69.9	$2.7	$72.6	$69.2	$1.9	$71.1

	Six Months Ended June 30,
	2011			2010
	Equifax	Noncontrolling		Equifax	Noncontrolling
	Shareholders	Interests	Total	Shareholders	Interests	Total
	(In millions)
Net income	$91.8	$4.6	$96.4	$128.0	$4.0	$132.0
Other comprehensive income:
Foreign currency translation adjustment	44.1	0.3	44.4	(17.0)	(0.3)	(17.3)
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans	4.4	-	4.4	3.4	-	3.4
Change in cumulative loss from cash flow hedging transactions	0.1	-	0.1	0.1	-	0.1
Comprehensive income	$140.4	$4.9	$145.3	$114.5	$3.7	$118.2

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2011

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations.   We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain human resources, employment tax and payroll-related business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of June 30, 2011, we operated in the following countries: Argentina, Canada, Chile, Ecuador, El Salvador, Honduras, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We also maintain support operations in Costa Rica and the Republic of Ireland. We have an investment in a consumer and commercial credit information company in Brazil and offer credit services in Russia and India through joint ventures.

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

Basis of Presentation.   The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, the instructions to Form 10-Q and applicable sections of Regulation S-X. To understand our complete financial position and results, as defined by GAAP, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2010 (“2010 Form 10-K”).

Our unaudited Consolidated Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods presented and are of a normal recurring nature.

Earnings Per Share.   Our basic earnings per share, or EPS, is calculated as net income attributable to Equifax divided by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. The net income amounts used in both our basic and diluted EPS calculations are the same. A reconciliation of the weighted-average outstanding shares used in the two calculations is as follows:

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In millions)
Weighted-average shares outstanding (basic)	122.8	125.7	122.8	126.0
Effect of dilutive securities:
Stock options and restricted stock units	1.8	1.6	1.8	1.7
Weighted-average shares outstanding (diluted)	124.6	127.3	124.6	127.7

For the three and six months ended June 30, 2011, 1.3 million and 1.4 million stock options, respectively, were anti-dilutive and therefore excluded from this calculation.  For the three and six months ended June 30, 2010, 2.8 million and 3.1 million stock options, respectively, were anti-dilutive and therefore excluded from this calculation.

Financial Instruments.   Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using quoted market prices for publicly traded instruments, and for non-publicly traded instruments through valuation techniques depending on the specific characteristics of the debt instrument. As of June 30, 2011 and December 31, 2010, the fair value of our debt was $1.05 billion compared to its carrying value of $0.97 billion and $0.98 billion, respectively.

Derivatives and Hedging Activities.   We use derivative financial instruments as a risk management tool to hedge the Company’s exposure to changes in interest rates, not for speculative purposes. We have used interest rate swaps and interest rate lock agreements to manage interest rate risk associated with our fixed and floating-rate borrowings. We recognize all derivatives on the balance sheet at fair value. Derivative valuations reflect the value of the instrument including material amounts associated with counterparty risk.

Fair Value Hedges.   In conjunction with our November 2009 sale of five-year Senior Notes, we entered into five-year interest rate swaps, designated as fair value hedges, which convert the debt’s fixed interest rate to a variable rate. These swaps involve the receipt of fixed rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed-rate Senior Notes they hedge due to changes in the designated benchmark interest rate and are recorded in interest expense. The fair value of these interest rate swaps was an asset of $12.1 million and $9.7 million at June 30, 2011 and December 31, 2010, respectively, and was recorded in other long-term assets on our Consolidated Balance Sheet.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table presents items measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value of Assets (Liabilities) at June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Fair Value Interest Rate Swaps(1)	$12.1	$-	$12.1	$-
Notes, due 2014	(287.1)	-	(287.1)	-
Deferred Compensation Plan(2)	(13.9)	(13.9)	-	-
Total	$(288.9)	$(13.9)	$(275.0)	$-

(1)        The fair value of our interest rate swaps, which are designated as fair value hedges, and notes are based on the present value of expected future cash flows using zero coupon rates and are classified within Level 2 of the fair value hierarchy.

(2)        We maintain a deferred compensation plan that allows for certain management employees to defer the receipt of compensation (such as salary, incentive compensation and commissions) until a later date based on the terms of the plan. The liability representing benefits accrued for plan participants is valued at the quoted market prices of the participants’ elections for investments. Identical instruments are traded in active markets as of June 30, 2011. As such, we have classified this liability as Level 1 within the fair value hierarchy.

Variable Interest Entities.  We hold interests in certain entities, including credit data and information solutions ventures, that are considered variable interest entities, or VIEs.  These variable interests relate to ownership interests that require financial support for these entities.  Our investments related to these VIEs totaled $10.4 million at June 30, 2011, representing our maximum exposure to loss.  We are not the primary beneficiary and are not required to consolidate any of these VIEs.

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

2. MERGER OF BRAZILIAN BUSINESS

On May 31, 2011 (the "Closing Date"), Equifax completed the merger of our Brazilian business with Boa Vista Servicos S.A. (“BVS”) in exchange for a 15% equity interest in BVS, which was accounted for as a sale (“the Brazilian Transaction”).   BVS, an unrelated third party whose results we do not consolidate, is the second largest consumer and commercial credit information company in Brazil.  Our investment in BVS was valued at $82.3 million (130 million in Brazilian real), was recorded in other assets, net on the Consolidated Balance Sheets and will be accounted for using the cost method.   The initial fair value was determined by a third-party using income and market approaches.  In accounting for the transaction, we wrote off $33.2 million of goodwill and $27.0 million of cumulative foreign currency translation adjustments.  In addition, as part of the agreement with BVS, we have retained certain contingent liabilities.  A pre-tax loss of $10.3 million was recognized during the second quarter of 2011 related to the transaction and is included in other expense in the Consolidated Statement of Income.  Tax expense of $17.5 million was also recorded in conjunction with the transaction.

Equifax has committed to make certain additional funding available to BVS.  BVS has the right for a 90 day period from the Closing Date to require Equifax Brazil to contribute up to $100 million to BVS (the “Cash Contributions”) to fund one or more mutually agreed upon strategic acquisitions in exchange for shares of BVS non-voting preferred stock. After the expiration of the initial 90-day period, and until two years from the Closing Date, BVS will have the right to obtain additional funding from Equifax, in $5 million increments, for general corporate purposes, in an amount up to the lesser of $100 million minus any Cash Contributions or $55 million.  Any borrowings would be due four years from the Closing Date.  Payments for principal and interest on any borrowings will be convertible, at Equifax’s option, into additional shares of BVS nonvoting preferred stock.  Preferred shares issued as a result of the Cash Contributions or any borrowings will be convertible to common shares under specific conditions.

3. DISCONTINUED OPERATIONS

On April 23, 2010, we sold our APPRO loan origination software business (“APPRO”) for $72 million.  On July 1, 2010, we sold substantially all the assets of our Direct Marketing Services division (“DMS”) for $117 million.  Both of these businesses were reported in our U.S. Consumer Information Solutions segment.  The historical results of these operations for the three and six month periods ended June 30, 2010 are classified as discontinued operations in the Consolidated Statements of Income.  Revenue for these businesses for the three and six months ended June 30, 2010 was $18.5 million and $42.1 million, respectively.  Pretax income, excluding the gain on the sale of APPRO, was $2.0 and $6.3 million for the three and six months ended June 30, 2010.  We recorded a gain from the sale of APPRO in the second quarter of 2010 of $12.3 million, after tax, which was classified as discontinued operations in the Consolidated Statements.

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill.   Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. Goodwill is tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. As a result of the merger of our Brazilian business during the second quarter, we performed an interim impairment test on the Latin America reporting unit excluding our Brazilian business. The interim test resulted in no impairment of goodwill. We perform our annual goodwill impairment tests as of September 30.

Changes in the amount of goodwill for the six months ended June 30, 2011, are as follows:

	U.S. Consumer			North America	North America
	Information			Personal	Commercial
	Solutions	International	TALX	Solutions	Solutions	Total
	(In millions)
Balance, December 31, 2010	$628.5	$346.9	$899.9	$1.8	$37.6	$1,914.7
Acquisitions	-	23.3	-	-	-	23.3
Adjustments to initial purchase price allocation	(0.8)	(0.1)	-	-	-	(0.9)
Foreign currency translation	-	15.3	-	-	0.1	15.4
Tax benefits of stock options exercised	-	-	(0.2)	-	-	(0.2)
Business sold		(33.2)	-	-	-	(33.2)
Balance, June 30, 2011	$627.7	$352.2	$899.7	$1.8	$37.7	$1,919.1

4. GOODWILL AND INTANGIBLE ASSETS (Continued)

Indefinite-Lived Intangible Assets.   Indefinite-lived intangible assets consist of contractual/territorial rights representing the estimated acquisition date fair value of rights to operate in certain territories acquired through the purchase of independent credit reporting agencies in the U.S. and Canada. Our contractual/territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. Our contractual/territorial rights carrying amounts did not change materially during the six months ended June 30, 2011.

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

Purchased intangible assets at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011			December 31, 2010
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$321.8	$(235.1)	$86.7	$339.2	$(240.7)	$98.5
Acquired software and technology	56.5	(38.2)	18.3	55.0	(33.3)	21.7
Customer relationships	497.8	(113.4)	384.4	489.2	(97.1)	392.1
Proprietary database	125.0	(85.0)	40.0	125.0	(74.4)	50.6
Non-compete agreements	8.7	(2.4)	6.3	7.2	(1.4)	5.8
Trade names and other intangible assets	38.5	(14.4)	24.1	37.4	(12.2)	25.2
Total definite-lived intangible assets	$1,048.3	$(488.5)	$559.8	$1,053.0	$(459.1)	$593.9

Amortization expense from continuing operations related to purchased intangible assets was $22.5 million and $22.3 million during the three months ended June 30, 2011 and 2010, respectively.  Amortization expense from continuing operations related to purchased intangible assets was $46.1 million and $44.5 million during the six months ended June 30, 2011 and 2010, respectively.

5. DEBT

Debt outstanding at June 30, 2011 and December 31, 2010 was as follows:

	June 30,	December 31,
	2011	2010
	(In millions)
Note, 4.25%, due in installments through March 2012	$-	$4.7
Notes, 7.34%, due in installments through May 2014	45.0	60.0
Notes, 4.45%, due December 2014	275.0	275.0
Notes, 6.30%, due July 2017	272.5	272.5
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 7.00%, due July 2037	250.0	250.0
Capitalized lease obligation	1.6	2.0
Other	1.0	1.0
Total debt	970.1	990.2
Less short-term debt and current maturities	(17.6)	(20.7)
Less unamortized discounts	(2.0)	(2.1)
Plus fair value adjustments	13.4	11.5
Total long-term debt, net	$963.9	$978.9

Senior Credit Facility.   During the first quarter of 2011, we extended the maturity date and reduced the borrowing limits of our existing unsecured revolving credit facility, which we refer to as the Senior Credit Facility, by entering into a Second Amended and Restated Credit Agreement dated as of February 18, 2011 (the “Amended Agreement”).  The Senior Credit Facility had been scheduled to expire on July 24, 2011, and provided $850.0 million of borrowing capacity.  The Amended Agreement provides for a maturity date of February 18, 2015.  We elected to reduce the size of the facility to $500.0 million in line with our liquidity needs and current credit market conditions, including higher upfront fees and fees for unused borrowing availability.  The Amended Agreement also provides an accordion feature that allows us to request an increase in the total commitment to $750.0 million should we so choose.  We added certain of our subsidiaries in Canada, the U.K. and Luxembourg as co-borrowers in addition to the Company to provide additional flexibility as to the place of borrowing.  Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. Availability of the Senior Credit Facility for borrowings is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding principal amount of our commercial paper notes. As of June 30, 2011, there were no outstanding borrowings under this facility and $498.4 million was available for borrowing.

Commercial Paper Program.   During the first quarter of 2011, we reduced the size of our commercial paper program from $850.0 million to $500.0 million.  Our commercial paper program has been established through the private placement of commercial paper notes from time-to-time. Maturities of commercial paper can range from overnight to 397 days. The commercial paper program is supported by our Senior Credit Facility and, pursuant to our existing Board of Directors authorization, the total amount of commercial paper which may be issued is reduced by the amount of any outstanding borrowings under our Senior Credit Facility. At June 30, 2011, there were no commercial paper notes outstanding.

Canadian Credit Facility.   We were party to a credit agreement with a Canadian financial institution that provided for a C$10.0 million (denominated in Canadian dollars), 364-day revolving credit agreement. This agreement was scheduled to expire in June 2011. In connection with the Amended Agreement, we cancelled this agreement at the end of the first quarter and there were no outstanding borrowings under this agreement at the time of cancellation.

For additional information about our debt agreements, see Note 5 of the Notes to Consolidated Financial Statements in our 2010 Form 10-K.

6. COMMITMENTS AND CONTINGENCIES

Data Processing, Outsourcing Services and Other Agreements.   We have separate agreements with IBM, Tata Consultancy Services and others to outsource portions of our computer data processing operations, applications development, maintenance and related functions and to provide certain other administrative and operational services. The agreements expire between 2011 and 2016. The estimated aggregate minimum contractual obligation remaining under these agreements was approximately $100 million at December 31, 2010, with no future year’s minimum contractual obligation expected to exceed approximately $40 million. Annual payment obligations in regard to these agreements vary due to factors such as the volume of data or transactions processed; changes in our servicing needs as a result of new product offerings, acquisitions or divestitures; the introduction of significant new technologies; foreign currency; or the general rate of inflation. In certain circumstances (e.g., a change in control or for our convenience), we may terminate these data processing and outsourcing agreements, and, in doing so, certain of these agreements require us to pay a significant penalty.

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

Guarantees and General Indemnifications.   We may issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit was not material at June 30, 2011, and all have a remaining maturity of one year or less. The maximum potential future payments we could be required to make under the guarantees is not material at June 30, 2011.

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

6. COMMITMENTS AND CONTINGENCIES (Continued)

We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to indemnifications on our Consolidated Balance Sheets at June 30, 2011 or December 31, 2010.

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

Tax Matters.   In 2003, the Canada Revenue Agency, or CRA, issued Notices of Reassessment, asserting that Acrofax, Inc., a wholly-owned Canadian subsidiary of Equifax, was liable for additional tax for the 1995 through 2000 tax years, related to certain intercompany capital contributions and loans. Subsequently in 2003, we made a statutorily-required deposit for a portion of the claim. On May 31, 2011, we settled this CRA claim for $1.1 million (1.1 million in Canadian dollars) and received a net refund of the deposit and accrued interest in the amount of $9.9 million (9.7 million in Canadian dollars).

For additional information about these and other commitments and contingencies, see Note 6 of the Notes to Consolidated Financial Statements in our 2010 Form 10-K. For additional information about commitments related to the Brazilian Transaction, see Note 2 of the Notes to Consolidated Financial Statements in this 10-Q.

7. INCOME TAXES

We are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years ending prior to December 31, 2002, with few exceptions. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit balance may change within the next twelve months by a range of $0 to $5.0 million.

Effective Tax Rate.      Our effective income tax rate was 59.4% for the three months ended June 30, 2011, up from 35.3% for the same period in 2010 due primarily to the impact of recording $17.5 million of tax expense associated with the Brazilian Transaction.  The impact of the Brazilian Transaction increased our effective rate 23.2% for the quarter.  The effective income tax rate on the Brazilian Transaction is higher than the statutory rate primarily due to the recognition of tax impacts related to foreign currency changes for which we had not previously recorded tax expense because we have historically been permanently invested in Brazil with respect to foreign currency fluctuations.  The remainder of the rate increase is due to a higher foreign income tax rate and the effect of changes in various state income tax laws.  The effective income tax rate was 48.4% for the six months ended June 30, 2011, up from 36.4% for the same period in 2010 with the increase primarily due to the Brazilian Transaction.  The impact of the Brazilian Transaction increased our effective rate 11.4% for the six months ended June 30, 2011.  The six month effective income tax rate also increased due to a higher foreign tax rate and the effect of changes in various state income tax laws.

8. BENEFIT PLANS

We sponsor defined benefit pension plans and defined contribution plans. For additional information about our benefit plans, see Note 10 of the Notes to Consolidated Financial Statements in our 2010 Form 10-K.

The following table provides the components of net periodic benefit cost for the three and six months ended June 30, 2011 and 2010:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2011	2010	2011	2010
	(In millions)
Service cost	$1.6	$1.4	$0.2	$0.1
Interest cost	8.6	8.7	0.4	0.4
Expected return on plan assets	(11.7)	(11.1)	(0.4)	(0.4)
Amortization of prior service cost	0.2	0.2	(0.1)	-
Recognized actuarial loss	3.0	2.3	0.3	0.3
Total net periodic benefit cost	$1.7	$1.5	$0.4	$0.4

	Pension Benefits		Other Benefits
	Six Months Ended June 30,
	2011	2010	2011	2010
	(In millions)
Service cost	$3.2	$2.9	$0.3	$0.2
Interest cost	17.2	17.4	0.8	0.9
Expected return on plan assets	(23.3)	(22.2)	(0.8)	(0.8)
Amortization of prior service cost	0.4	0.4	(0.1)	(0.1)
Recognized actuarial loss	6.0	4.5	0.6	0.6
Total net periodic benefit cost	$3.5	$3.0	$0.8	$0.8

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

TALX.   This segment includes employment, income and social security number verification services as well as complementary payroll-based transaction services (known as The Work Number ®) and employment tax and talent management services.

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

9. SEGMENT INFORMATION (Continued)

Operating revenue and operating income from continuing operations by operating segment during the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
Operating revenue:	2011	2010	2011	2010
U.S. Consumer Information Solutions	$194.0	$184.6	$375.0	$357.7
International	130.8	118.2	258.0	234.4
TALX	96.3	99.0	195.7	194.3
North America Personal Solutions	45.2	40.3	89.6	80.0
North America Commercial Solutions	20.8	18.6	41.4	37.3
Total operating revenue	$487.1	$460.7	$959.7	$903.7

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
Operating income:	2011	2010	2011	2010
U.S. Consumer Information Solutions	$70.8	$68.3	$132.5	$128.4
International	34.2	30.1	64.0	58.8
TALX	20.8	23.0	42.5	44.5
North America Personal Solutions	12.5	10.2	25.2	20.2
North America Commercial Solutions	4.4	3.7	9.5	8.1
General Corporate Expense	(28.1)	(29.5)	(50.0)	(49.9)
Total operating income	$114.6	$105.8	$223.7	$210.1

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

The TALX segment consists of The Work Number® and Tax and Talent Management business lines. The Work Number revenue is transaction-based and is derived primarily from employment, income and social security number verifications, as well as complementary payroll-based transaction services. Tax and Talent Management revenues are derived from our provision of certain human resources business process outsourcing services that include both transaction- and subscription-based product offerings. These services assist our customers with the administration of unemployment claims and employer-based tax credits and the assessment of new hires.

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

Geographic Information.   We currently operate in the following countries: Argentina, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Paraguay, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay, and the U.S. Our operations in Costa Rica and the Republic of Ireland focus on data handling and customer support activities. We have an investment in a consumer and commercial credit information company in Brazil and offer consumer credit services in India and Russia through joint ventures.

Key Performance Indicators.   Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include operating revenue, change in operating revenue, operating income, operating margin, net income attributable to Equifax, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three and six months ended June 30, 2011 and 2010 were as follows:

	Key Performance Indicators
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in millions, except per share data)
Operating revenue	$487.1	$460.7	$959.7	$903.7
Operating revenue change	6%	7%	6%	6%
Operating income	$114.6	$105.8	$223.7	$210.1
Operating margin	23.5%	23.0%	23.3%	23.3%
Net income from continuing operations attributable to Equifax	$34.5	$57.7	$91.8	$111.7
Net income attributable to Equifax	$34.5	$71.3	$91.8	$128.0
Diluted earnings per share from continuing operations attributable to Equifax	$0.28	$0.45	$0.74	$0.87
Diluted earnings per share attributable to Equifax	$0.28	$0.56	$0.74	$1.00
Cash provided by operating activities	$123.9	$101.2	$147.0	$138.9
Capital expenditures	$17.7	$16.9	$43.9	$66.9

Business Environment and Company Strategy

Consumer and small business lending activity, which is one of the drivers of demand for our services, has stabilized in most markets around the world, but in most cases is not yet showing strong growth.  We expect growth in consumer lending to continue to lag the general economic recovery, particularly in the more mature markets.  In addition, new financial regulations are increasing the compliance requirements for many of our customers and introduce new challenges as well as opportunities in the marketing of our product and service offerings to our customers. In an effort to respond to these market conditions, we have focused on the following activities:

-
Further diversification of our revenues by pursuing and investing in key strategic initiatives including new product innovation, differentiated decisioning solutions and analytics, leveraging our diverse data assets and technology platforms.

-	Reorganizing our sales force with key customer teams dedicated to our largest accounts.
-	Acquiring new data assets and technologies in addition to international expansion.
-	Continuing our focus on managing our expenses through the use of LEAN, Work Out and other process improvement initiatives.

For 2011, the operating environment will continue to present challenges for the marketing and growth of our traditional products and services, but will also create new opportunities for our more recently developed products. These newer product offerings leverage our diverse data assets, analytical capabilities and technology platforms to improve customers' decisioning capabilities and risk management activities.  In 2011, we expect improvements in the credit economy to be very modest and, therefore, not contribute measurably to organic growth. However, we do expect to derive organic growth through our new product offerings and initiatives to penetrate new customer segments.

RESULTS OF OPERATIONS—THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Consolidated Financial Results

Operating Revenue
	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
Consolidated Operating Revenue	2011	2010	$	%	2011	2010	$	%
	(Dollars in millions)				(Dollars in millions)

U.S. Consumer Information Solutions	$194.0	$184.6	$9.4	5%	$375.0	$357.7	$17.3	5%
International	130.8	118.2	12.6	11%	258.0	234.4	23.6	10%
TALX	96.3	99.0	(2.7)	-3%	195.7	194.3	1.4	1%
North America Personal Solutions	45.2	40.3	4.9	12%	89.6	80.0	9.6	12%
North America Commercial Solutions	20.8	18.6	2.2	12%	41.4	37.3	4.1	11%
Consolidated operating revenue	$487.1	$460.7	$26.4	6%	$959.7	$903.7	$56.0	6%

Revenue from continuing operations increased by 6% in the second quarter and first six months of 2011 compared to the same periods in 2010.   Revenue grew over the prior year in the second quarter and the first six months of 2011 in our U.S. Consumer Information Solutions, International, North America Personal Solutions and North America Commercial Solutions businesses, primarily driven by strong execution of key strategic initiatives.  Revenue declined by 3% in our TALX business for the second quarter due to reduced demand for mortgage-related verifications and for talent management services, but slightly increased for the first six months.  The favorable effect of foreign exchange rates increased revenue by $9.1 million, or 2%, in the second quarter and $13.7 million, or 2%, year to date compared to the year ago periods.

Operating Expenses
	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
Consolidated Operating Expenses	2011	2010	$	%	2011	2010	$	%
	(Dollars in millions)				(Dollars in millions)

Consolidated cost of services	$190.9	$188.3	$2.6	1%	$385.2	$378.4	$6.8	2%
Consolidated selling, general and administrative expenses	140.5	126.9	13.6	11%	267.0	236.4	30.6	13%
Consolidated depreciation and amortization expense	41.1	39.7	1.4	4%	83.8	78.8	5.0	6%
Consolidated operating expenses	$372.5	$354.9	$17.6	5%	$736.0	$693.6	$42.4	6%

The slight increase in cost of services from continuing operations, when compared to the second quarter and first six months of 2010, was due primarily to the impact of increased salary and benefits expense of $5.0 million for the second quarter and $9.3 million for the first six months offset by decreases in direct production costs, such as royalty, data and third party vendor costs. The impact of changes in foreign currency exchange rates increased our cost of services by $4.2 million for the second quarter and $6.0 million for the first six months of 2011.

Selling, general and administrative expense from continuing operations increased $13.6 million in the second quarter compared to the year ago quarter.  The increase was primarily due to increased salary and incentive expense of $5.8 million and higher advertising expenses.  The increase for the first six months of 2011 as compared to the prior year period was primarily due to increased salary and incentive expense of $14.4 million and also higher advertising expenses and professional fees.  The impact of changes in foreign currency exchange rates increased our selling, general and administrative expense by $2.5 million for the second quarter and $4.3 million for the first six months of 2011.

Depreciation and amortization expense from continuing operations increased in 2011 over the same three and six month period in 2010, primarily due to our fourth quarter 2010 acquisition of Anakam which contributed $1.2 million and $2.3 million, respectively, of incremental depreciation and amortization expense, as well as the effect of recent investments in new products and technology infrastructure.

Operating Income and Operating Margin

	Three Months Ended June 30,					Six Months Ended June 30,
			Change					Change
Consolidated Operating Income	2011	2010	$	%		2011	2010	$	%
	(Dollars in millions)					(Dollars in millions)

Consolidated operating revenue	$487.1	$460.7	$26.4	6%		$959.7	$903.7	$56.0	6%
Consolidated operating expenses	(372.5)	(354.9)	(17.6)	5%		(736.0)	(693.6)	(42.4)	6%
Consolidated operating income	$114.6	$105.8	$8.8	8%		$223.7	$210.1	$13.6	6%
Consolidated operating margin	23.5%	23.0%		0.5	%pts	23.3%	23.3%		0.0	%pts

Operating income from continuing operations for the second quarter and first six months of 2011, increased generally in line with revenue growth when compared to the same periods in 2010.  Operating margin increased slightly to 23.5% in the second quarter and was flat compared to the first six months of 2010.

Other Expense, Net
	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
Consolidated Other Expense, Net	2011	2010	$	%	2011	2010	$	%
	(Dollars in millions)				(Dollars in millions)

Consolidated interest expense	$13.7	$14.1	$(0.4)	-3%	$27.5	$28.3	$(0.8)	-3%
Consolidated other expense (income), net	9.6	(0.8)	10.4	nm	9.3	(0.3)	9.6	nm
Consolidated other expense, net	$23.3	$13.3	$10.0	76%	$36.8	$28.0	$8.8	32%
Average cost of debt	5.5%	5.2%			5.5%	5.0%
Total consolidated debt, net, at quarter end	$981.5	$1,066.9	$(85.4)	-8%	$981.5	$1,066.9	$(85.4)	-8%

nm - not meaningful

Other expense, net, from continuing operations for the three and six month periods ending June 30, 2011 increased $10.0 million and $8.8 million, respectively, compared to the same periods in 2010. The increase is primarily due to the merger of our Brazilian business during the second quarter of 2011. On May 31, 2011, we completed the merger of our Brazilian business with Boa Vista Servicos S.A. (“BVS”), which was accounted for as a sale, in exchange for a 15% equity interest in BVS (“the Brazilian Transaction”).  BVS, a company whose results we are not consolidating is now the second largest consumer and commercial credit information company in Brazil.  We recorded a $10.3 million pre-tax loss on the Brazilian Transaction to other expense (income), net.

Interest expense decreased slightly for the three and six month periods, when compared to the same period in 2010, due to a decrease in our average debt balance from $1.1 billion to $1.0 billion.  Most of the reduction in outstanding debt occurred in the form of less commercial paper outstanding, on which interest rates are currently very low, so the reduction in interest expense was small.  With less commercial paper outstanding, the average cost of our total debt rose from 5.0% in 2010 to 5.5% in 2011.

Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
Consolidated Provision for Income Taxes	2011	2010	$	%	2011	2010	$	%
	(Dollars in millions)				(Dollars in millions)

Consolidated provision for income taxes	$54.2	$32.7	$21.5	66%	$90.5	$66.4	$24.1	36%
Effective income tax rate	59.4%	35.3%			48.4%	36.4%

Our effective income tax rate was 59.4% for the three months ended June 30, 2011, up from 35.3% for the same period in 2010 due primarily to the impact of recording $17.5 million of tax expense associated with the Brazilian Transaction.  The impact of the Brazilian Transaction increased our effective rate 23.2% for the quarter.  The effective income tax rate on the Brazilian Transaction is higher than the statutory rate primarily due to the recognition of tax impacts related to foreign currency changes for which we had not previously recorded tax expense because we have historically been permanently invested in Brazil with respect to foreign currency fluctuations.  The remainder of the rate increase is due to a higher foreign income tax rate and the effect of changes in various state income tax laws.  The effective income tax rate was 48.4% for the six months ended June 30, 2011, up from 36.4% for the same period in 2010 with the increase primarily due to the Brazilian Transaction.  The impact of the Brazilian Transaction increased our effective rate 11.4% for the six months ended June 30, 2011.  The six month effective income tax rate also increased due to a higher foreign tax rate and the effect of changes in various state income tax laws.

Net Income

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
Consolidated Net Income	2011	2010	$	%	2011	2010	$	%
	(In millions, except per share amounts)				(In millions, except per share amounts)

Consolidated operating income	$114.6	$105.8	$8.8	8%	$223.7	$210.1	$13.6	6%
Consolidated other expense, net	(23.3)	(13.3)	(10.0)	76%	(36.8)	(28.0)	(8.8)	32%
Consolidated provision for income taxes	(54.2)	(32.7)	(21.5)	66%	(90.5)	(66.4)	(24.1)	36%
Consolidated income from continuing operations	37.1	59.8	(22.7)	-38%	96.4	115.7	(19.3)	-17%
Discontinued operations, net of tax	-	13.6	(13.6)	-100%	-	16.3	(16.3)	-100%
Consolidated net income	37.1	73.4	(36.3)	-50%	96.4	132.0	(35.6)	-27%
Net income attributable to noncontrolling interests	(2.6)	(2.1)	(0.5)	20%	(4.6)	(4.0)	(0.6)	15%
Net income attributable to Equifax	$34.5	$71.3	$(36.8)	-52%	$91.8	$128.0	$(36.2)	-28%
Diluted earnings per common share attributable to Equifax	$0.28	$0.56	$(0.28)	-51%	$0.74	$1.00	$(0.26)	-27%
Diluted earnings per common share from continuing operations	$0.28	$0.45	$(0.17)	-39%	$0.74	$0.87	$(0.13)	-16%
Weighted-average shares used in computing diluted earnings per share	124.6	127.3			124.6	127.7

Consolidated income from continuing operations decreased $22.7 million, or 38%, in the second quarter of 2011, and $19.3 million, or 17%, in the first six months of 2011 as compared to the same periods in 2010.  This decrease was due to the $27.8 million loss recorded on the Brazilian Transaction.  The decrease in consolidated net income of $36.8 million and $36.2 million, respectively, for the three and six month periods ended June 30, 2011 was primarily due to the loss recorded on the Brazilian Transaction and from the 2010 period having benefited from discontinued operations that included the $12.3 million gain recorded on the sale of the APPRO product line.

Segment Financial Results

USCIS

	Three Months Ended June 30,					Six Months Ended June 30,
			Change					Change
U.S. Consumer Information Solutions	2011	2010	$	%		2011	2010	$	%
	(Dollars in millions)					(Dollars in millions)
Operating revenue:
Online Consumer Information Solutions (OCIS)	$127.6	$120.3	$7.3	6%		$247.8	$240.0	$7.8	3%
Mortgage Solutions	26.9	28.8	(1.9)	-6%		54.2	52.0	2.2	4%
Consumer Financial Marketing Services	39.5	35.5	4.0	11%		73.0	65.7	7.3	11%
Total operating revenue	$194.0	$184.6	$9.4	5%		$375.0	$357.7	$17.3	5%
% of consolidated revenue	40%	40%				39%	40%
Total operating income	$70.8	$68.3	$2.5	4%		$132.5	$128.4	$4.1	3%
Operating margin	36.5%	37.1%		-0.6	%pts	35.3%	35.9%		-0.6	%pts

U.S. Consumer Information Solutions revenue increased 5% in the second quarter as compared to the prior year period due to growth in OCIS and Consumer Financial Marketing Services (“CFMS”), partially offset by a decline in Mortgage Solutions.  Revenue increased 5% in the first half of 2011 as compared to the prior year period due to growth across all of our USCIS business lines.

OCIS

Revenue for the second quarter of 2011 increased 6% when compared to the prior year period.  This increase was primarily driven by an 11% increase in core credit decision transaction volume offset by a lower average price per transaction.  Revenue for the first six months of 2011 increased 3% as compared to the same period in 2010 due to a 9% increase in core credit decision transaction volume offset by a decrease in average price per transaction.  The second quarter and first six months of 2011 also benefitted from revenue from our fourth quarter 2010 acquisition.

Mortgage Solutions

Mortgage revenue decreased for the three months ended June 30, 2011 when compared to the prior year period due primarily to decreased mortgage application and refinancing activity.  Revenue increased for the six months ended June 30, 2011 when compared to the prior year period due primarily to increased sales of settlement services as a result of increased market share from existing customers partially offset by the lower refinancing activity.  Results in Mortgage Solutions over the remainder of 2011 are subject to variability due to potential changes in market demand and other competitive and market conditions.

Consumer Financial Marketing Services

Revenue increased for the second quarter and first six months of 2011, as compared to the same periods in 2010, due to strong market penetration of wealth-based consumer information services as well as continued growth in credit-based pre-screen and portfolio management revenue.

USCIS Operating Margin

Improved margins in online credit services and CFMS resulting from solid revenue growth were more than offset by lower margins in mortgage solutions due to reduced revenue and less favorable product mix and by expense investment and increased acquisition-related amortization associated with our fourth quarter 2010 acquisition of Anakam.

International

	Three Months Ended June 30,					Six Months Ended June 30,
			Change					Change
International	2011	2010	$	%		2011	2010	$	%
	(Dollars in millions)					(Dollars in millions)
Operating revenue:
Latin America	$59.3	$56.7	$2.6	5%		$119.2	$111.8	$7.4	7%
Europe	38.9	32.5	6.4	20%		76.3	66.4	9.9	15%
Canada Consumer	32.6	29.0	3.6	12%		62.5	56.2	6.3	11%
Total operating revenue	$130.8	$118.2	$12.6	11%		$258.0	$234.4	$23.6	10%
% of consolidated revenue	27%	26%				27%	26%
Total operating income	$34.2	$30.1	$4.1	14%		$64.0	$58.8	$5.2	9%
Operating margin	26.1%	25.4%		0.7	%pts	24.8%	25.1%		-0.3	%pts

International revenue increased by 11% and 10% in the three and six month periods respectively, compared to the same period in 2010.  Local currency revenue increased by 4% in each of these periods compared to a year ago, driven by solid growth in Europe and Canada.  Local currency fluctuations against the U.S. dollar favorably impacted our International revenue by $8.7 million, or 7%, in the second quarter, and $12.9 million, or 6%, in the first six months of the year.

Latin America

In local currency, revenue decreased 1% from the second quarter of 2010 due to the Brazilian Transaction, largely offset by broad-based growth across other Latin American geographies and all product segments.  For the first six months of 2010, local currency revenue increased by 2% due to broad-based growth in other Latin American countries, partially offset by a revenue decline in Brazil.  In addition, the favorable impact of changes in foreign exchange rates added $3.1 million, or 6%, to revenue in the second quarter, and $5.1 million, or 5%, in the first six months compared to a year ago.

Europe

Revenue increased in the three and six month periods compared to the same periods in 2010 due to increased sales in most product segments and the favorable impact of changes in foreign exchange rates. Revenue in 2011 also benefited from our acquisition in the United Kingdom in the first quarter of 2011. In local currency, revenue was up 9% and 8% from the three and six month periods in 2010. Local currency fluctuations against the U.S. dollar favorably impacted revenue by $3.7 million, or 11%, in the second quarter, and $4.3 million, or 7%, in the first six months, respectively.

Canada Consumer

Revenue increased in the three and six month periods compared to the same periods in 2010 due to increased volumes for our technology and analytical services products, primarily due to growth in the customer base for a new fraud mitigation product, and the favorable impact of changes in foreign exchange rates.  In local currency, revenue was up 5% from the three and six month periods in 2010.  Local currency fluctuations against the U.S. dollar favorably impacted revenue by $1.9 million, or 7%, in the second quarter, and $3.5 million, or 6%, in the first six months.

International Operating Margin

Operating margin increased in the second quarter of 2011 as compared to the prior year period primarily due to rapid growth in our higher margin country operations and the sale of our Brazilian business, whose margins had declined in recent periods.  Operating margin slightly decreased in the first six months of 2011 as compared to the prior year period due to increased investments in new product development and increased sales force, particularly in Brazil.

TALX

	Three Months Ended June 30,					Six Months Ended June 30,
			Change					Change
TALX	2011	2010	$	%		2011	2010	$	%
	(Dollars in millions)					(Dollars in millions)
Operating revenue:
The Work Number	$50.0	$50.0	$-	0%		$103.5	$99.7	$3.8	4%
Tax and Talent Management Services	46.3	49.0	(2.7)	-5%		92.2	94.6	(2.4)	-3%
Total operating revenue	$96.3	$99.0	$(2.7)	-3%		$195.7	$194.3	$1.4	1%
% of consolidated revenue	20%	21%				21%	21%
Total operating income	$20.8	$23.0	$(2.2)	-10%		$42.5	$44.5	$(2.0)	-4%
Operating margin	21.6%	23.2%		-1.6	%pts	21.7%	22.9%		-1.2	%pts

The Work Number

Revenue from The Work Number was flat in the second quarter of 2011 compared to the second quarter of 2010, as low double digit growth in traditional employment-based verification services was offset by weakness in government-based tax transcript verifications as a result of a slowdown in mortgage.  Revenue for the first six months of 2011 increased 4% as compared to the first six months of 2010 due to low double digit growth in traditional employment-based verification services and complementary services, partially offset by mortgage-related weakness in tax transcript verifications.

Tax and Talent Management Services

The decrease in revenue during the second quarter and first six months of 2011, as compared to the same periods in 2010, resulted primarily from revenue declines in our Talent Management Services business due to decreased government hiring activity at the U.S. Transportation Security Administration and reduced licensing revenue, partially offset by modest revenue growth in our Tax Management Services business.

TALX Operating Margin

Operating margin for the second quarter of 2011, as compared to the prior year, decreased due to revenue and associated margin declines in government-based tax transcript verifications services and Talent Management Services as a result of a slowdown in mortgage and decreased license revenue, respectively.  This margin decrease was partially offset by expanded margins in traditional employment-based verifications services and Tax Management Services.  Operating margin decreased for the first six months of 2011, as compared to the prior year, due to the margin declines in Talent Management Services and higher operating expenses related to increased people costs.

North America Personal Solutions

	Three Months Ended June 30,					Six Months Ended June 30,
			Change					Change
North America Personal Solutions	2011	2010	$	%		2011	2010	$	%
	(Dollars in millions)					(Dollars in millions)

Total operating revenue	$45.2	$40.3	$4.9	12%		$89.6	$80.0	$9.6	12%
% of consolidated revenue	9%	9%				9%	9%
Total operating income	$12.5	$10.2	$2.3	22%		$25.2	$20.2	$5.0	25%
Operating margin	27.7%	25.4%		2.3	%pts	28.2%	25.3%		2.9	%pts

Revenue increased 12% for the three and six months ended June 30, 2011, as compared to the same period in the prior year primarily due to increased direct to consumer, Equifax-branded subscription service revenue, and increased revenue from wholesalers. Direct to consumer, Equifax-branded subscription revenue was up 16% from the prior year quarter and 12% from the first six months of 2010, driven by both higher subscription sales and higher average revenue per subscriber due to new product offerings and better market segmentation.  The operating margin increase in the second quarter and first six months of 2011, as compared to the prior year periods, was primarily due to the increased revenue.

North America Commercial Solutions

	Three Months Ended June 30,					Six Months Ended June 30,
			Change					Change
North America Commercial Solutions	2011	2010	$	%		2011	2010	$	%
	(Dollars in millions)					(Dollars in millions)

Total operating revenue	$20.8	$18.6	$2.2	12%		$41.4	$37.3	$4.1	11%
% of consolidated revenue	4%	4%				4%	4%
Total operating income	$4.4	$3.7	$0.7	16%		$9.5	$8.1	$1.4	16%
Operating margin	20.9%	20.2%		0.7	%pts	22.9%	21.9%		1.0	%pts

Revenue increased for the three and six months ended June 30, 2011, as compared to the same periods in the prior year, by 12% and 11%, respectively.   In local currency, revenue increased 10% compared to the second quarter of 2010 and 9% compared to the first six months of 2010. The local currency increase was primarily due to increases in U.S. risk and marketing service revenue and revenue from our data management products.   The favorable impact of changes in the U.S.—Canadian foreign exchange rate impacted revenue by $0.4 million, or 2%, as compared to the second quarter of 2010, and by $0.7 million, or 2% as compared to the first six months of 2010.  Operating margin also increased for the second quarter and first six months of 2011, as compared to the same periods in 2010, due to revenue growth.

General Corporate Expense

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
General Corporate Expense	2011	2010	$	%	2011	2010	$	%
	(Dollars in millions)				(Dollars in millions)

General corporate expense	$28.1	$29.5	$(1.4)	-5%	$50.0	$49.9	$0.1	0%

Our general corporate expenses are costs that are incurred at the corporate level and include those expenses impacted by corporate direction, such as shared services, administrative, legal, restructuring and equity compensation costs. General corporate expenses decreased by $1.4 million for the second quarter of 2011, compared to the same period in 2010, primarily due to lower benefit and incentive costs.  General corporate expenses for the first six months of 2011 were consistent with the same period in 2010 as higher salary and incentive costs in the first quarter were offset by lower benefit and incentive costs in the second quarter.

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

Sources and Uses of Cash

Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity. We expect that funds generated from results of operations will be sufficient to finance our anticipated working capital and other cash requirements (such as capital expenditures, interest payments, potential pension funding contributions and dividend payments) for the foreseeable future. In the event that credit market conditions were to deteriorate, we would rely more heavily on borrowings from the Senior Credit Facility as described below. During the first quarter, we extended the maturity date of our Senior Credit Facility from July 2011 to February 2015 and reduced the borrowing limits from $850.0 million to $500.0 million.  At June 30, 2011, $498.4 million was available to borrow under our Senior Credit Facility. Our Senior Credit Facility does not include a provision under which lenders could refuse to allow us to borrow under this facility in the event of a material adverse change in our financial condition, as long as we are in compliance with the covenants contained in the lending agreement.

The following table summarizes our cash flows for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2011	2010	2011 vs. 2010
	(Dollars in millions)

Operating activities	$147.0	$138.9	$8.1
Investing activities	$(74.8)	$(13.9)	$(60.9)
Financing activities	$(83.9)	$(154.3)	$70.4

Operating Activities

Cash provided from net income, adjusted for the impact of divestitures, and from depreciation and amortization in 2011 were similar to the prior year.  The increase in operating cash flow was primarily driven by changes in net working capital and other balance sheet changes, most notably from a $10.0 million decrease in pension contributions in the first quarter and other lesser changes in liabilities, partially offset by an increase in accounts receivable due to revenue growth.

Fund Transfer Limitations.   The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited, in some cases, by certain restrictions imposed by foreign governments; these restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.

Investing Activities

Capital Expenditures

	Six Months Ended June 30,		Change
Net cash used in:	2011	2010	2011 vs. 2010
	(In millions)

Capital expenditures	$43.9	$66.9	$(23.0)

Our capital expenditures are used for developing, enhancing and deploying new and existing software in support of our expanding product set, replacing or adding facilities and equipment, updating systems for regulatory compliance, the licensing of software applications and investing in system reliability, security and disaster recovery enhancements. Capital expenditures in 2010 were higher than 2011 primarily due to the purchase of our headquarters building in Atlanta, Georgia, during the first quarter of 2010 for cash consideration of $29.1 million partially offset by an increase in investments in new products and technology infrastructure in 2011.

 Acquisitions, Divestitures and Investments

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2011	2010	2011 vs. 2010
	(In millions)

Acquisitions, net of cash acquired	$(30.7)	$(14.7)	$(16.0)
Cash received from divestiture	$2.5	$66.7	$(64.2)
Investment in unconsolidated affiliates, net	$(2.7)	$1.0	$(3.7)

During the first three months of 2011, we invested $30.7 million in acquisitions.  We acquired a business in the United Kingdom and one in Latin America.  Also during the first quarter of 2011, we contributed an additional $2.7 million to our investment in India.

During the second quarter of 2010, we sold our APPRO product line, generating cash proceeds of approximately $67 million.  Approximately $5 million of the purchase price was paid by the acquirer into an escrow account that will release to us, upon the satisfaction of certain conditions, over the two year period following the sale.  We received $2.5 million from the escrow account during the second quarter of 2011.

Financing Activities

Borrowings and Credit Facility Availability

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2011	2010	2011 vs. 2010
	(In millions)

Net short-term repayments	$(3.4)	$(66.9)	$63.5
Net repayments under long-term revolving credit facilities	$-	$(5.0)	$5.0
Payments on long-term debt	$(16.7)	$(18.7)	$2.0

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

We had a 364-day revolving credit agreement with a Canadian bank (our Canadian Credit Facility) which permitted us to borrow up to C$10.0 million (denominated in Canadian dollars).  The Canadian Credit Facility was scheduled to terminate in June 2011. We cancelled this agreement at the end of the first quarter, and there were no outstanding borrowings under this agreement at the time of cancellation.

At June 30, 2011, there were no borrowings outstanding under our Senior Credit Facility or CP program. At June 30, 2011, a total of $498.4 million was available under our Senior Credit Facility.

At June 30, 2011, approximately 70% of our debt was fixed-rate debt and 30% was effectively variable-rate debt. Our variable-rate debt, consisting of our five-year senior notes due 2014 (against which we have executed interest rate swaps to convert interest expense from fixed rates to floating rates), generally bears interest based on a specified margin plus a base rate (LIBOR). The interest rates reset periodically, depending on the terms of the respective financing arrangements. At June 30, 2011, the interest rate on our variable-rate debt was 2.0%.

Borrowing and Repayment Activity

Net short-term borrowings primarily represent activity under our CP program. Net (repayments) borrowings under long-term revolving credit facilities relates to activity on our Senior Credit Facility. We primarily borrow under our CP program, when available.

The decrease in net short-term repayments primarily reflects the net repayment of $67.9 million of CP notes during the first half of 2010 as we decreased our use of CP to fund our capital needs. The decrease in net repayments under long-term revolving credit facilities represents the 2010 repayment of borrowings outstanding at December 31, 2009, under our Senior Credit Facility.

The payments on long-term debt primarily reflect $15 million payments made in the second quarter of both 2011 and 2010 on our 7.34% Notes.

Debt Covenants.   A downgrade in our credit ratings would increase the cost of borrowings under our CP program and credit facilities, and could limit or, in the case of a significant downgrade, preclude our ability to issue CP. Our outstanding indentures and comparable instruments also contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions. In addition, our Senior Credit Facility requires us to maintain a maximum leverage ratio of not more than 3.5. Our leverage ratio was 1.63 at June 30, 2011. None of these covenants are considered restrictive to our operations and, as of June 30, 2011, we were in compliance with all of our debt covenants.

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

Equity Transactions

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2011	2010	2011 vs. 2010
	(In millions)

Treasury stock repurchases	$(31.3)	$(64.8)	$33.5
Dividends paid to Equifax shareholders	$(39.2)	$(9.9)	$(29.3)
Dividends paid to noncontrolling interests	$(3.6)	$(2.3)	$(1.3)
Proceeds from exercise of stock options	$12.3	$12.4	$(0.1)
Excess tax benefits from stock-based compensation plans	$0.6	$1.4	$(0.8)

Sources and uses of cash related to equity during the six months ended June 30, 2011 and 2010 were as follows:

-
Under share repurchase programs authorized by our Board of Directors, we purchased 0.8 million and 2.0 million common shares on the open market during the six months ended June 30, 2011 and 2010, respectively, for $31.3 million and $64.8 million, respectively, at an average price per common share of $37.32 and $32.41, respectively. At June 30, 2011, the Company had approximately $223.2 million remaining for stock repurchases under the existing Board authorization.

-
We increased our quarterly dividend from $0.04 per share previously to $0.16 per share in the fourth quarter of 2010.  Accordingly, our dividends per share were $0.32 and $0.08 per share for the six month periods ended June 30, 2011 and 2010, respectively. We paid cash dividends to Equifax shareholders of $39.2 million and $9.9 million during the six months ended June 30, 2011 and 2010, respectively.

-	We received cash of $12.3 million and $12.4 million during the first six months of 2011 and 2010, respectively, from the exercise of stock options.

Contractual Obligations, Commercial Commitments and Other Contingencies

Our contractual obligations have not changed materially from those reported in our 2010 Form 10-K.  For additional information about certain obligations and contingencies, including those related to Computer Sciences Corporation and the Brazilian Transaction, see Note 2 and Note 6 of the Notes to Consolidated Financial Statements in this Form 10-Q.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our Consolidated Financial Statements and the Notes to Consolidated Financial Statements. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The “Application of Critical Accounting Policies and Estimates” section in the MD&A, and Note 1 of the Notes to Consolidated Financial Statements, in our 2010 Form 10-K describe the significant accounting estimates and policies used in the preparation of our Consolidated Financial Statements. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2010 Form 10-K. There were no material changes to our market risk exposure during the six months ended June 30, 2011.

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

California Bankruptcy Litigation.   In consolidated actions filed in the U.S. District Court for the Central District of California, captioned Terri N. White, et al. v. Equifax Information Services LLC, Jose Hernandez v. Equifax Information Services LLC, Kathryn L. Pike v. Equifax Information Services LLC, and Jose L. Acosta, Jr., et al. v. Trans Union LLC, et al. , plaintiffs asserted that Equifax violated federal and state law (the FCRA, the California Credit Reporting Act and the California Unfair Competition Law) by failing to follow reasonable procedures to determine whether credit accounts are discharged in bankruptcy, including the method for updating the status of an account following a bankruptcy discharge. On August 20, 2008, the District Court approved a Settlement Agreement and Release providing for certain changes in the procedures used by defendants to record discharges in bankruptcy on consumer credit files. That settlement resolved claims for injunctive relief, but not plaintiffs’ claims for damages. On May 7, 2009, the District Court issued an order preliminarily approving an agreement to settle remaining class claims. The District Court subsequently deferred final approval of the settlement and required the settling parties to send a supplemental notice to those class members who filed a claim and objected to the settlement or opted out, with the cost for the re-notice to be deducted from the plaintiffs’ counsel fee award.   Mailing of the supplemental notice was completed on February 15, 2011.  The deadline for this group of settling plaintiffs to provide additional documentation to support their damage claims or to opt-out of the settlement was March 31, 2011.  On July 20, 2011, following another approval hearing, the District Court issued a final order approving the settlement.

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

For information regarding our recent settlements of certain contingent tax claims raised by the Canada Revenue Agency, and our accounting for legal contingencies, see Note 6 of the Notes to Consolidated Financial Statements in this Form 10-Q.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our second quarter ended June 30, 2011:

				Maximum Number
				(or Approximate
			Total Number	Dollar Value)
	Total	Average	of Shares Purchased	of Shares that May
	Number	Price	as Part of	Yet Be Purchased
	of Shares	Paid	Publicly-Announced	Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)

March 1 - March 31, 2011				$104,456,761
April 1 - April 30, 2011	487	$-	-	$104,456,761
May 1 - May 31, 2011	545,455	$38.03	538,989	$233,959,009
June 1 - June 30, 2011	299,482	$36.05	299,482	$223,162,683
Total	845,424	$37.32	838,471	$223,162,683

(1)
The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 487 shares for the month of April 2011, 6,466 shares for the month of May 2011, and no shares for the month of June 2011.

(2)	Average price paid per share for shares purchased as part of our Program (includes brokerage commissions).

(3)
On May 5, 2011, our Board of Directors increased the amounts authorized under the Program by an additional $150 million, and we publicly announced this increase on May 5, 2011.  At June 30, 2011, the amount authorized for future share repurchases under the Program was $223.2 million. The Program does not have a stated expiration date.

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

Equifax Inc.
(Registrant)

Date: July 28, 2011	By:	/s/ Richard F. Smith
Richard F. Smith
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2011		/s/ Lee Adrean
Lee Adrean
Corporate Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: July 28, 2011		/s/ Nuala M. King
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