Form 10-Q
period 2011-09-30
EQUIFAX INC
filed 2011-10-27
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

On October 14, 2011, there were 121,081,365 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2011

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	September 30,
	2011	2010
(In millions, except per share amounts)	(Unaudited)
Operating revenue	$490.4	$473.8
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	189.1	188.2
Selling, general and administrative expenses	139.2	134.0
Depreciation and amortization	40.5	41.4
Total operating expenses	368.8	363.6
Operating income	121.6	110.2
Interest expense	(13.7)	(14.0)
Other (expense) income, net	0.6	0.7
Consolidated income from continuing operations before income taxes	108.5	96.9
Provision for income taxes	(39.2)	(33.3)
Consolidated income from continuing operations	69.3	63.6
Discontinued operations, net of tax	-	15.2
Consolidated net income	69.3	78.8
Less: Net income attributable to noncontrolling interests	(2.6)	(2.3)
Net income attributable to Equifax	$66.7	$76.5
Amounts attributable to Equifax:
Net income from continuing operations attributable to Equifax	$66.7	$61.3
Discontinued operations, net of tax	-	15.2
Net income attributable to Equifax	$66.7	$76.5
Basic earnings per common share:
Net income from continuing operations attributable to Equifax	$0.55	$0.50
Discontinued operations attributable to Equifax	-	0.12
Net income attributable to Equifax	$0.55	$0.62
Weighted-average shares used in computing basic earnings per share	121.8	124.3
Diluted earnings per common share:
Net income from continuing operations attributable to Equifax	$0.54	$0.49
Discontinued operations attributable to Equifax	-	0.12
Net income attributable to Equifax	$0.54	$0.61
Weighted-average shares used in computing diluted earnings per share	123.3	125.8
Dividends per common share	$0.16	$0.04

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended
	September 30,
	2011	2010
(In millions, except per share amounts)	(Unaudited)
Operating revenue	$1,450.1	$1,377.5
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	574.3	566.6
Selling, general and administrative expenses	406.2	370.4
Depreciation and amortization	124.3	120.2
Total operating expenses	1,104.8	1,057.2
Operating income	345.3	320.3
Interest expense	(41.2)	(42.3)
Other (expense) income, net	(8.7)	1.0
Consolidated income from continuing operations before income taxes	295.4	279.0
Provision for income taxes	(129.7)	(99.7)
Consolidated income from continuing operations	165.7	179.3
Discontinued operations, net of tax	-	31.5
Consolidated net income	165.7	210.8
Less: Net income attributable to noncontrolling interests	(7.2)	(6.3)
Net income attributable to Equifax	$158.5	$204.5
Amounts attributable to Equifax:
Net income from continuing operations attributable to Equifax	$158.5	$173.0
Discontinued operations, net of tax	-	31.5
Net income attributable to Equifax	$158.5	$204.5
Basic earnings per common share:
Net income from continuing operations attributable to Equifax	$1.29	$1.38
Discontinued operations attributable to Equifax	-	0.25
Net income attributable to Equifax	$1.29	$1.63
Weighted-average shares used in computing basic earnings per share	122.5	125.4
Diluted earnings per common share:
Net income from continuing operations attributable to Equifax	$1.28	$1.36
Discontinued operations attributable to Equifax	-	0.25
Net income attributable to Equifax	$1.28	$1.61
Weighted-average shares used in computing diluted earnings per share	124.2	127.1
Dividends per common share	$0.48	$0.12

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010

(In millions, except par values)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$102.0	$119.4
Trade accounts receivable, net of allowance for doubtful accounts of $6.2 and $7.5 at September 30, 2011 and December 31, 2010, respectively	275.8	262.6
Prepaid expenses	32.2	26.1
Other current assets	20.2	21.1
Total current assets	430.2	429.2
Property and equipment:
Capitalized internal-use software and system costs	326.5	315.9
Data processing equipment and furniture	180.3	181.0
Land, buildings and improvements	176.5	169.5
Total property and equipment	683.3	666.4
Less accumulated depreciation and amortization	(387.3)	(368.0)
Total property and equipment, net	296.0	298.4
Goodwill	1,953.9	1,914.7
Indefinite-lived intangible assets	95.6	95.6
Purchased intangible assets, net	567.4	593.9
Other assets, net	169.4	101.8
Total assets	$3,512.5	$3,433.6
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities	$67.7	$20.7
Accounts payable	21.9	24.6
Accrued expenses	65.7	61.9
Accrued salaries and bonuses	53.4	71.9
Deferred revenue	50.5	58.7
Other current liabilities	85.0	81.7
Total current liabilities	344.2	319.5
Long-term debt	967.8	978.9
Deferred income tax liabilities, net	250.7	244.2
Long-term pension and other postretirement benefit liabilities	109.6	129.0
Other long-term liabilities	56.1	53.6
Total liabilities	1,728.4	1,725.2
Commitments and Contingencies (see Note 6)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	-	-
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at September 30, 2011 and December 31, 2010; Outstanding shares - 121.1 and 122.6 at September 30, 2011 and December 31, 2010, respectively	236.6	236.6
Paid-in capital	1,112.1	1,105.8
Retained earnings	2,824.5	2,725.7
Accumulated other comprehensive loss	(321.3)	(344.5)
Treasury stock, at cost, 66.1 shares and 64.6 shares at September 30, 2011 and December 31, 2010, respectively	(2,044.6)	(1,991.0)
Stock held by employee benefits trusts, at cost, 2.1 shares at both September 30, 2011 and December 31, 2010	(41.2)	(41.2)
Total Equifax shareholders' equity	1,766.1	1,691.4
Noncontrolling interests	18.0	17.0
Total equity	1,784.1	1,708.4
Total liabilities and equity	$3,512.5	$3,433.6

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2011	2010
(In millions)	(Unaudited)
Operating activities:
Consolidated net income	$165.7	$210.8
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss (gain) on divestitures	27.8	(27.1)
Depreciation and amortization	123.8	125.7
Stock-based compensation expense	17.3	15.0
Excess tax benefits from stock-based compensation plans	(0.6)	(1.6)
Deferred income taxes	7.0	3.2
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(18.7)	(10.8)
Prepaid expenses and other current assets	(6.8)	(1.2)
Other assets	10.4	(0.7)
Current liabilities, excluding debt	(55.2)	(55.5)
Other long-term liabilities, excluding debt	(11.7)	(50.4)
Cash provided by operating activities	259.0	207.4
Investing activities:
Capital expenditures	(59.2)	(82.4)
Acquisitions, net of cash acquired	(112.2)	(15.3)
Cash received from divestitures	2.5	181.7
Investment in unconsolidated affiliates, net	(4.2)	1.5
Cash (used in) provided by investing activities	(173.1)	85.5
Financing activities:
Net short-term borrowings (repayments)	46.5	(134.0)
Net repayments under long-term revolving credit facilities	-	(5.0)
Payments on long-term debt	(16.7)	(19.6)
Treasury stock purchases	(75.2)	(116.4)
Dividends paid to Equifax shareholders	(58.7)	(14.9)
Dividends paid to noncontrolling interests	(5.6)	(3.4)
Proceeds from exercise of stock options	12.9	13.8
Excess tax benefits from stock-based compensation plans	0.6	1.6
Other	(2.7)	(0.8)
Cash used in financing activities	(98.9)	(278.7)
Effect of foreign currency exchange rates on cash and cash equivalents	(4.4)	(1.7)
Decrease in cash and cash equivalents	(17.4)	12.5
Cash and cash equivalents, beginning of period	119.4	103.1
Cash and cash equivalents, end of period	$102.0	$115.6

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2011

(Unaudited)

	Equifax Shareholders
							Stock
					Accumulated		Held By
	Common Stock				Other		Employee
	Shares		Paid-In	Retained	Comprehensive	Treasury	Benefits	Noncontrolling	Total
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Trusts	Interests	Equity
	(In millions, except per share amounts)
Balance, December 31, 2010	122.6	$236.6	$1,105.8	$2,725.7	$(344.5)	$(1,991.0)	$(41.2)	$17.0	$1,708.4
Net income	-	-	-	158.5	-	-	-	7.2	165.7
Other comprehensive income	-	-	-	-	23.2	-	-	(0.1)	23.1
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.7	-	(11.7)	-	-	21.6	-	-	9.9
Treasury stock purchased under share repurchase program ($33.07 per share)*	(2.2)	-	-	-	-	(75.2)	-	-	(75.2)
Cash dividends ($0.48 per share)	-	-	-	(59.7)	-	-	-	-	(59.7)
Dividends paid to employee benefits trusts	-	-	1.0	-	-	-	-	-	1.0
Stock-based compensation expense	-	-	17.3	-	-	-	-	-	17.3
Tax effects of stock-based compensation plans	-	-	1.2	-	-	-	-	-	1.2
Dividends paid to noncontrolling interests	-	-	-	-	-	-	-	(5.6)	(5.6)
Other	-	-	(1.5)	-	-	-	-	(0.5)	(2.0)
Balance, September 30, 2011	121.1	$236.6	$1,112.1	$2,824.5	$(321.3)	$(2,044.6)	$(41.2)	$18.0	$1,784.1

*	At September 30, 2011, $179.3 million was authorized for future purchases of common stock under our share repurchase authorization.

Accumulated Other Comprehensive Loss consists of the following components:

	September 30,	December 31,
	2011	2010
	(In millions)
Foreign currency translation	$(84.3)	$(100.8)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $134.7 and $138.6 at September 30, 2011 and December 31, 2010, respectively	(234.7)	(241.3)
Cash flow hedging transactions, net of accumulated tax of $1.5 and $1.6 at September 30, 2011 and December 31, 2010, respectively	(2.3)	(2.4)
Accumulated other comprehensive loss	$(321.3)	$(344.5)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2011

(Unaudited)

Comprehensive Income is as follows:

	Three Months Ended September 30,
	2011			2010
	Equifax	Noncontrolling		Equifax	Noncontrolling
	Shareholders	Interests	Total	Shareholders	Interests	Total
	(In millions)
Net income	$66.7	$2.6	$69.3	$76.5	$2.3	$78.8
Other comprehensive income:
Foreign currency translation adjustment	(27.6)	(0.4)	(28.0)	20.7	0.2	20.9
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans	2.2	-	2.2	1.8	-	1.8
Comprehensive income	$41.3	$2.2	$43.5	$99.0	$2.5	$101.5

	Nine Months Ended September 30,
	2011			2010
	Equifax	Noncontrolling		Equifax	Noncontrolling
	Shareholders	Interests	Total	Shareholders	Interests	Total
	(In millions)
Net income	$158.5	$7.2	$165.7	$204.5	$6.3	$210.8
Other comprehensive income:
Foreign currency translation adjustment	16.5	(0.1)	16.4	3.7	(0.1)	3.6
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans	6.6	-	6.6	5.2	-	5.2
Change in cumulative loss from cash flow hedging transactions	0.1	-	0.1	0.1	-	0.1
Comprehensive income	$181.7	$7.1	$188.8	$213.5	$6.2	$219.7

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2011

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations.   We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain human resources, employment tax and payroll-related business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of September 30, 2011, we operated in the following countries: Argentina, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Paraguay, Peru, Portugal, Spain, Republic of Ireland, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We also maintain support operations in the Republic of Ireland. We have an investment in a consumer and commercial credit information company in Brazil and offer credit services in Russia and India through joint ventures.

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

Basis of Presentation.   The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, the instructions to Form 10-Q and applicable sections of Regulation S-X. To understand our complete financial position and results, as defined by GAAP, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”).

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

Earnings Per Share.   Our basic earnings per share, or EPS, is calculated as net income attributable to Equifax divided by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. The net income amounts used in both our basic and diluted EPS calculations are the same. A reconciliation of the weighted-average outstanding shares used in the two calculations is as follows:

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In millions)
Weighted-average shares outstanding (basic)	121.8	124.3	122.5	125.4
Effect of dilutive securities:
Stock options and restricted stock units	1.5	1.5	1.7	1.7
Weighted-average shares outstanding (diluted)	123.3	125.8	124.2	127.1

For the three and nine months ended September 30, 2011, 3.2 million and 2.1 million stock options, respectively, were anti-dilutive and therefore excluded from this calculation.  For the three and nine months ended September 30, 2010, 3.3 million and 3.1 million stock options, respectively, were anti-dilutive and therefore excluded from this calculation.

Financial Instruments.   Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable and short- and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using quoted market prices for publicly traded instruments, and for non-publicly traded instruments through valuation techniques depending on the specific characteristics of the debt instrument. As of September 30, 2011 and December 31, 2010, the fair value of our long-term debt was $1.07 billion and $1.05 billion, respectively, compared to its carrying value of $0.97 billion and $0.98 billion, respectively.

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

Fair Value Hedges.   In conjunction with our November 2009 sale of five-year Senior Notes, we entered into five-year interest rate swaps, designated as fair value hedges, which convert the debt’s fixed interest rate to a variable rate. These swaps involve the receipt of fixed rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed-rate Senior Notes they hedge due to changes in the designated benchmark interest rate and are recorded in interest expense. The fair value of these interest rate swaps was an asset of $16.3 million and $9.7 million at September 30, 2011 and December 31, 2010, respectively, and was recorded in other long-term assets on our Consolidated Balance Sheet.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table presents items measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value of Assets (Liabilities) at September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Fair Value Interest Rate Swaps(1)	$16.3	$-	$16.3	$-
Notes, due 2014(1)	(291.3)	-	(291.3)	-
Deferred Compensation Plan(2)	(13.4)	(13.4)	-	-
Total	$(288.4)	$(13.4)	$(275.0)	$-

(1)        The fair value of our interest rate swaps, which are designated as fair value hedges, and notes are based on the present value of expected future cash flows using zero coupon rates and are classified within Level 2 of the fair value hierarchy.

(2)        We maintain a deferred compensation plan that allows for certain management employees to defer the receipt of compensation (such as salary, incentive compensation and commissions) until a later date based on the terms of the plan. The liability representing benefits accrued for plan participants is valued at the quoted market prices of the participants’ elections for investments. Identical instruments are traded in active markets as of September 30, 2011. As such, we have classified this liability as Level 1 within the fair value hierarchy.

Variable Interest Entities.  We hold interests in certain entities, including credit data and information solutions ventures, that are considered variable interest entities, or VIEs.  These variable interests relate to ownership interests that require financial support for these entities.  Our investments related to these VIEs totaled $10.5 million at September 30, 2011, representing our maximum exposure to loss.  We are not the primary beneficiary and are not required to consolidate any of these VIEs.

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

Testing Goodwill for Impairment.  In September 2011, the FASB issued Accounting Standards Update, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  We will implement the new standard in our 2012 annual goodwill impairment testing.  This guidance is not expected to have a material effect on our financial condition or results of operations.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income. In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is our current presentation, and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011, and is not expected to have a material effect on our financial condition or results of operations, though it will change our financial statement presentation.

For additional information about recent accounting pronouncements adopted or pending adoption, see Note 1 of the Notes to Consolidated Financial Statements in our 2010 Form 10-K.

2. MERGER OF BRAZILIAN BUSINESS

On May 31, 2011, we completed the merger of our Brazilian business with Boa Vista Serviços S.A. (“BVS”) in exchange for a 15% equity interest in BVS, which was accounted for as a sale and deconsolidated (the “Brazilian Transaction”).   BVS, an unrelated third party whose results we do not consolidate, is the second largest consumer and commercial credit information company in Brazil.  Our investment in BVS was valued at 130 million Brazilian Reais ($70.6 million and $82.3 million at September 30, 2011 and May 31, 2011, respectively) is recorded in Other assets, net on the Consolidated Balance Sheets and is accounted for using the cost method.   The initial fair value was determined by a third-party using income and market approaches and would not have changed materially as of September 30, 2011.  In accounting for the transaction, we wrote off $33.2 million of goodwill and $27.0 million of cumulative foreign currency translation adjustments.  In addition, as part of the agreement with BVS, we have retained certain contingent liabilities.  A pre-tax loss of $10.3 million was recognized during the second quarter of 2011 related to the Brazilian Transaction and is included in other expense in the Consolidated Statement of Income.  Tax expense of $17.5 million was also recorded in conjunction with the Brazilian Transaction.

Equifax has committed to make certain additional funding available to BVS.  Until May 31, 2015, BVS will have the right to borrow up to $55 million from Equifax for general corporate purposes; any borrowings would be due and payable on May 31, 2015.  Payments for principal and interest on any borrowings will be convertible, at Equifax’s option, into additional shares of BVS nonvoting preferred stock.  Preferred shares issued as a result of any borrowings will be convertible to common shares under specific conditions.

3. DISCONTINUED OPERATIONS

On April 23, 2010, we sold our APPRO loan origination software business (“APPRO”) for $72 million.  On July 1, 2010, we sold substantially all the assets of our Direct Marketing Services division (“DMS”) for $117 million.  Both of these businesses were reported in our U.S. Consumer Information Solutions segment.  The historical results of these operations for the three and nine month periods ended September 30, 2010 are classified as discontinued operations in the Consolidated Statements of Income.  Revenue for these businesses for the three and nine months ended September 30, 2010 was $0 and $42.1 million, respectively.  Pretax income, excluding the gain on the sales of APPRO and DMS, was $0 and $6.3 million for the three and nine months ended September 30, 2010.  We recorded a gain from the sale of APPRO in the second quarter of 2010 of $12.3 million, after tax, and a gain from the sale of DMS in the third quarter of 2010 of $14.9 million, both of which were classified as discontinued operations in the Consolidated Statements.

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

Our annual goodwill impairment testing was completed during the third quarter of 2011.  The fair value estimates for our reporting units were determined using a combination of the income and market approaches in accordance with our methodology as discussed in the “Application of Critical Accounting Policies” section in the Form 10-Q.  The estimated fair value for all reporting units exceeded the carrying value of these units as of September 30, 2011.  As a result, no goodwill impairment was recorded.  Changes in the amount of goodwill for the nine months ended September 30, 2011, are as follows:

	U.S. Consumer			North America	North America
	Information			Personal	Commercial
	Solutions	International	TALX	Solutions	Solutions	Total
	(In millions)
Balance, December 31, 2010	$628.5	$346.9	$899.9	$1.8	$37.6	$1,914.7
Acquisitions	10.1	30.9	26.8	-	-	67.8
Adjustments to initial purchase price allocation	(0.7)	(0.1)	-	-	-	(0.8)
Foreign currency translation	-	5.8	-	-	(0.2)	5.6
Tax benefits of stock options exercised	-	-	(0.2)	-	-	(0.2)
Business sold	-	(33.2)	-	-	-	(33.2)
Balance, September 30, 2011	$637.9	$350.3	$926.5	$1.8	$37.4	$1,953.9

4. GOODWILL AND INTANGIBLE ASSETS (Continued)

Indefinite-Lived Intangible Assets.   Indefinite-lived intangible assets consist of contractual/territorial rights representing the estimated acquisition date fair value of rights to operate in certain territories acquired through the purchase of independent credit reporting agencies in the U.S. and Canada. Our contractual/territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. Our 2011 annual impairment test completed during the third quarter of 2011 resulted in no impairment of indefinite-lived intangible assets.  Our contractual/territorial rights carrying amounts did not change materially during the nine months ended September 30, 2011.

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

Purchased intangible assets at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011			December 31, 2010
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$315.4	$(234.8)	$80.6	$339.2	$(240.7)	$98.5
Acquired software and technology	64.2	(39.3)	24.9	55.0	(33.3)	21.7
Customer relationships	518.0	(121.8)	396.2	489.2	(97.1)	392.1
Proprietary database	125.0	(90.3)	34.7	125.0	(74.4)	50.6
Non-compete agreements	9.1	(3.0)	6.1	7.2	(1.4)	5.8
Trade names and other intangible assets	40.5	(15.6)	24.9	37.4	(12.2)	25.2
Total definite-lived intangible assets	$1,072.2	$(504.8)	$567.4	$1,053.0	$(459.1)	$593.9

Amortization expense from continuing operations related to purchased intangible assets was $21.9 million and $22.3 million during the three months ended September 30, 2011 and 2010, respectively.  Amortization expense from continuing operations related to purchased intangible assets was $67.9 million and $66.8 million during the nine months ended September 30, 2011 and 2010, respectively.

5. DEBT

Debt outstanding at September 30, 2011 and December 31, 2010 was as follows:

	September 30,	December 31,
	2011	2010
	(In millions)
Commercial paper	$50.1	$-
Note, 4.25%, due in installments through March 2012	-	4.7
Notes, 7.34%, due in installments through May 2014	45.0	60.0
Notes, 4.45%, due December 2014	275.0	275.0
Notes, 6.30%, due July 2017	272.5	272.5
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 7.00%, due July 2037	250.0	250.0
Capitalized lease obligation	1.4	2.0
Other	0.9	1.0
Total debt	1,019.9	990.2
Less short-term debt and current maturities	(67.7)	(20.7)
Less unamortized discounts	(1.9)	(2.1)
Plus fair value adjustments	17.5	11.5
Total long-term debt, net	$967.8	$978.9

Senior Credit Facility.   During the first quarter of 2011, we extended the maturity date and reduced the borrowing limits of our existing unsecured revolving credit facility, which we refer to as the Senior Credit Facility, by entering into a Second Amended and Restated Credit Agreement dated as of February 18, 2011 (the “Amended Agreement”).  The Senior Credit Facility had been scheduled to expire on July 24, 2011, and provided $850.0 million of borrowing capacity.  The Amended Agreement provides for a maturity date of February 18, 2015.  We elected to reduce the size of the facility to $500.0 million in line with our liquidity needs and current credit market conditions, including higher upfront fees and fees for unused borrowing availability.  The Amended Agreement also provides an accordion feature that allows us to request an increase in the total commitment to $750.0 million should we so choose.  We added certain of our subsidiaries in Canada, the U.K. and Luxembourg as co-borrowers in addition to the Company to provide additional flexibility as to the place of borrowing.  Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. Availability of the Senior Credit Facility for borrowings is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding principal amount of our commercial paper notes. As of September 30, 2011, there were no outstanding borrowings under this facility and $448.5 million was available for borrowing.

Commercial Paper Program.   During the first quarter of 2011, we reduced the size of our commercial paper program from $850.0 million to $500.0 million.  Our commercial paper program has been established through the private placement of commercial paper notes from time-to-time. Maturities of commercial paper can range from overnight to 397 days. The commercial paper program is supported by our Senior Credit Facility and, pursuant to our existing Board of Directors authorization, the total amount of commercial paper which may be issued is reduced by the amount of any outstanding borrowings under our Senior Credit Facility. At September 30, 2011, $50.1 million in commercial paper notes was outstanding, all with maturities of less than 90 days.

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

6. COMMITMENTS AND CONTINGENCIES

Data Processing, Outsourcing Services and Other Agreements.   We have separate agreements with IBM, Tata Consultancy Services and others to outsource portions of our computer data processing operations, applications development, maintenance and related functions and to provide certain other administrative and operational services. The agreements expire between 2011 and 2016. The estimated aggregate minimum contractual obligation remaining under these agreements was approximately $100 million at December 31, 2010, with no future year’s minimum contractual obligation expected to exceed approximately $40 million. Annual payment obligations related to these agreements vary due to factors such as the volume of data or transactions processed; changes in our servicing needs as a result of new product offerings, acquisitions or divestitures; the introduction of significant new technologies; foreign currency; or the general rate of inflation. In certain circumstances (e.g., a change in control or for our convenience), we may terminate these data processing and outsourcing agreements, and, in doing so, certain of these agreements require us to pay a significant penalty.

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

Guarantees and General Indemnifications.   We may issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit was not material at September 30, 2011, and all have a remaining maturity of one year or less. The maximum potential future payments we could be required to make under the guarantees is not material at September 30, 2011.

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

6. COMMITMENTS AND CONTINGENCIES (Continued)

We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to indemnifications on our Consolidated Balance Sheets at September 30, 2011 or December 31, 2010.

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

7. INCOME TAXES

We are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years ending prior to December 31, 2002, with few exceptions. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit balance may change within the next twelve months by a range of $0 to $8.3 million.

Effective Tax Rate.      Our effective income tax rate was 36.2% for the three months ended September 30, 2011, up from 34.4% for the same period in 2010.  The increase is due to federal and state tax benefits realized during the third quarter of 2010 that did not recur in the same period of 2011.  The effective income tax rate was 43.9% for the nine months ended September 30, 2011, up from 35.7% for the same period in 2010 with the increase primarily due to the Brazilian Transaction that occurred during the second quarter of 2011.  The impact of the Brazilian Transaction increased our effective rate 7.7% for the nine months ended September 30, 2011.  The nine month effective income tax rate also increased due to federal and state tax benefits realized in 2010.

8. BENEFIT PLANS

We sponsor defined benefit pension plans and defined contribution plans.

On September 14, 2011, the Compensation Committee of the Board of Directors approved a redesign of our retirement plans for our currently active Canadian employees, effective January 1, 2013, and for our new hires hired on or after October 1, 2011.  The changes to our retirement plan will freeze the Canadian Retirement Income Plan, or CRIP, a qualified defined benefit pension plan, for employees who do not meet retirement-eligibility status under the CRIP as of December 31, 2012 (“Non-Grandfathered” participants).  Under the plan amendments, the service credit for Non-Grandfathered participants will freeze, but these participants will continue to receive credit for salary increases and vesting service.  Additionally, Non-Grandfathered employees and certain other employees not eligible to participate in the CRIP (i.e., new hires on or after October 1, 2011) will be able to participate in an enhanced defined contribution component of the CRIP.

We assessed the plan amendment’s potential impact to our Consolidated Financial Statements in accordance with ASC 715 as of September 14, 2011.  Factors considered during our assessment included the materiality of the CRIP’s assets and liabilities, the CRIP’s funded status and discussion with the plan’s actuaries regarding the range of possible fluctuation in valuation inputs from December 31, 2010 to September 14, 2011.  Based on our assessment, we determined that a remeasurement was not necessary as the effect of the plan amendments was immaterial.

For additional information about our benefit plans, see Note 10 of the Notes to Consolidated Financial Statements in our 2010 Form 10-K.

The following table provides the components of net periodic benefit cost for the three and nine months ended September 30, 2011 and 2010:

	Pension Benefits		Other Benefits
	Three Months Ended September 30,
	2011	2010	2011	2010
	(In millions)
Service cost	$1.6	$1.8	$0.1	$0.1
Interest cost	8.6	8.7	0.4	0.4
Expected return on plan assets	(11.6)	(11.1)	(0.4)	(0.3)
Amortization of prior service cost	0.2	0.2	-	(0.1)
Recognized actuarial loss	3.0	2.3	0.3	0.3
Total net periodic benefit cost	$1.8	$1.9	$0.4	$0.4

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
	2011	2010	2011	2010
	(In millions)
Service cost	$4.8	$4.7	$0.4	$0.3
Interest cost	25.8	26.1	1.2	1.3
Expected return on plan assets	(34.9)	(33.3)	(1.2)	(1.1)
Amortization of prior service cost	0.6	0.6	(0.1)	(0.2)
Recognized actuarial loss	9.0	6.8	0.9	0.9
Total net periodic benefit cost	$5.3	$4.9	$1.2	$1.2

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

A summary of segment products and services is as follows:

U.S. Consumer Information Solutions.   This segment includes consumer information services (such as credit information and credit scoring, credit modeling services, locate services, fraud detection and prevention services, identity verification services and other consulting services); mortgage loan origination information, appraisal, title and closing services; consumer financial marketing services; and identity management.

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

9. SEGMENT INFORMATION (Continued)

Operating revenue and operating income from continuing operations by operating segment during the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
Operating revenue:	2011	2010	2011	2010
U.S. Consumer Information Solutions	$202.0	$194.0	$577.0	$551.7
International	118.6	122.5	376.6	356.9
TALX	102.8	99.1	298.5	293.4
North America Personal Solutions	45.5	39.9	135.1	119.9
North America Commercial Solutions	21.5	18.3	62.9	55.6
Total operating revenue	$490.4	$473.8	$1,450.1	$1,377.5

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
Operating income:	2011	2010	2011	2010
U.S. Consumer Information Solutions	$74.0	$72.2	$206.5	$200.5
International	34.7	30.8	98.7	89.6
TALX	23.6	22.7	66.1	67.2
North America Personal Solutions	15.0	12.7	40.2	33.0
North America Commercial Solutions	5.0	3.3	14.5	11.4
General Corporate Expense	(30.7)	(31.5)	(80.7)	(81.4)
Total operating income	$121.6	$110.2	$345.3	$320.3

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

Segment and Geographic Information

Segments.   The U.S. Consumer Information Solutions, or USCIS, segment, the largest of our five segments, consists of three product and service lines: Online Consumer Information Solutions, or OCIS; Mortgage Solutions; and Consumer Financial Marketing Services. OCIS and Mortgage Solutions revenue is principally transaction-based and is derived from our sales of products such as consumer credit reporting and scoring, mortgage settlement services, identity management, fraud detection and modeling services. USCIS also markets certain of our decisioning products which facilitate and automate a variety of consumer credit-oriented decisions. Consumer Financial Marketing Services revenue is principally project- and subscription-based and is derived from our sales of batch credit and consumer wealth information such as those that assist clients in acquiring new customers, cross-selling to existing customers and managing portfolio risk.

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

Geographic Information.   We currently operate in the following countries: Argentina, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Paraguay, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay, and the U.S. Our operations in the Republic of Ireland focus on data handling and customer support activities. We have an investment in a consumer and commercial credit information company in Brazil and offer consumer credit services in India and Russia through joint ventures.

Key Performance Indicators.   Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include operating revenue, change in operating revenue, operating income, operating margin, net income attributable to Equifax, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Key Performance Indicators
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in millions, except per share data)
Operating revenue	$490.4	$473.8	$1,450.1	$1,377.5
Operating revenue change	4%	11%	5%	8%
Operating income	$121.6	$110.2	$345.3	$320.3
Operating margin	24.8%	23.3%	23.8%	23.3%
Net income from continuing operations attributable to Equifax	$66.7	$61.3	$158.5	$173.0
Net income attributable to Equifax	$66.7	$76.5	$158.5	$204.5
Diluted earnings per share from continuing operations attributable to Equifax	$0.54	$0.49	$1.28	$1.36
Diluted earnings per share attributable to Equifax	$0.54	$0.61	$1.28	$1.61
Cash provided by operating activities	$112.0	$68.5	$259.0	$207.4
Capital expenditures	$15.3	$15.5	$59.2	$82.4

Business Environment and Company Strategy

Consumer and small business lending activity, which is one of the drivers of demand for our services, has stabilized in most markets around the world, but in most cases is not yet showing strong growth.  We expect growth in consumer lending to continue to lag the general economic recovery, particularly in the more mature markets.  In addition, new financial regulations are increasing the compliance requirements for many of our customers and introduce new challenges as well as opportunities in the marketing of our product and service offerings to our customers. In an effort to respond to these market conditions, we have focused on the following activities:

-
Further diversification of our revenues by pursuing and investing in key strategic initiatives including new product innovation, differentiated decisioning solutions and analytics, leveraging our diverse data assets and enhanced technology platforms.

-	Reorganizing our sales force with key customer teams dedicated to our largest accounts.
-	Acquiring new data assets and technologies in addition to international expansion.
-	Continuing our focus on managing our expenses through the use of LEAN, Work Out and other process improvement initiatives.

For the remainder of 2011, the operating environment will continue to present challenges for the marketing and growth of our traditional products and services, but will also create new opportunities for our more recently developed products. These newer product offerings leverage our diverse data assets, analytical capabilities and technology platforms to improve customers' decisioning capabilities and risk management activities.  For the remainder of 2011, we do not expect conditions in the credit economy to contribute measurably to organic growth. However, we do expect to derive organic growth through our new product offerings and initiatives to penetrate new customer segments.

RESULTS OF OPERATIONS—THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Consolidated Financial Results

Operating Revenue
	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
Consolidated Operating Revenue	2011	2010	$	%	2011	2010	$	%
	(Dollars in millions)				(Dollars in millions)

U.S. Consumer Information Solutions	$202.0	$194.0	$8.0	4%	$577.0	$551.7	$25.3	5%
International	118.6	122.5	(3.9)	-3%	376.6	356.9	19.7	6%
TALX	102.8	99.1	3.7	4%	298.5	293.4	5.1	2%
North America Personal Solutions	45.5	39.9	5.6	14%	135.1	119.9	15.2	13%
North America Commercial Solutions	21.5	18.3	3.2	18%	62.9	55.6	7.3	13%
Consolidated operating revenue	$490.4	$473.8	$16.6	4%	$1,450.1	$1,377.5	$72.6	5%

Revenue from continuing operations increased by 4% in the third quarter and 5% in the first nine months of 2011 compared to the same periods in 2010. The deconsolidation of our Brazilian business, which resulted from the merger of our business into a larger entity during the second quarter of 2011, negatively impacted revenue by $20.9 million and $28.9 million for the third quarter and first nine months of 2011, respectively, compared to the prior year, while all other revenue increased by 8% in both the third quarter and first nine months of 2011 compared to the same periods in 2010, primarily driven by strong execution of key strategic initiatives.  The favorable effect of foreign exchange rates, in locations other than Brazil, increased revenue by $4.9 million, or 1%, in the third quarter and $15.5 million, or 1%, year to date compared to the year ago periods.

Operating Expenses
	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
Consolidated Operating Expenses	2011	2010	$	%	2011	2010	$	%
	(Dollars in millions)				(Dollars in millions)

Consolidated cost of services	$189.1	$188.2	$0.9	0%	$574.3	$566.6	$7.7	1%
Consolidated selling, general and administrative expenses	139.2	134.0	5.2	4%	406.2	370.4	35.8	10%
Consolidated depreciation and amortization expense	40.5	41.4	(0.9)	-2%	124.3	120.2	4.1	3%
Consolidated operating expenses	$368.8	$363.6	$5.2	1%	$1,104.8	$1,057.2	$47.6	5%

The slight increase in cost of services from continuing operations, when compared to the third quarter and first nine months of 2010, was due primarily to the impact of increased salary, benefits and incentives expense and contract services expenses of $10.7 million for the third quarter and $24.3 million for the first nine months, and by the impact of changes in foreign currency exchange rates of $1.7 million for the third quarter and $7.7 million for the first nine months of 2011, largely offset by decreases related to the deconsolidation of our Brazilian business.

Selling, general and administrative expense from continuing operations increased $5.2 million in the third quarter compared to the year ago quarter.  The increase was primarily due to increased salary and incentive expense of $7.5 million and higher advertising expenses offset by decreases related to the deconsolidation of our Brazilian business.  The increase for the first nine months of 2011 as compared to the prior year period was primarily due to increased salary and incentive expense of $21.6 million, higher advertising expenses of $6.1 million and higher professional fees offset by decreases in expenses related to the deconsolidation of our Brazilian business.  The impact of changes in foreign currency exchange rates increased our selling, general and administrative expense by $1.7 million for the third quarter and $6.0 million for the first nine months of 2011.

Depreciation and amortization expense from continuing operations decreased slightly in 2011 over the same three month period in 2010, primarily due to the decline in amortization of certain purchased intangibles acquired as part of TALX in 2007 which fully amortized at the end of the second quarter of 2011 and the amortization and depreciation decrease resulting from the deconsolidation of our Brazilian business.  This decrease was partially offset by our third quarter 2011 acquisition of DataVision Resources and fourth quarter 2010 acquisition of Anakam which together contributed $1.8 million of incremental depreciation and amortization expense.  Depreciation and amortization expense from continuing operations increased in the first nine months of 2011 as compared to 2010 due to $3.5 million of incremental depreciation and amortization expense related to Anakam as well as the effect of recent investments in new products and technology infrastructure.

Operating Income and Operating Margin

	Three Months Ended September 30,					Nine Months Ended September 30,
			Change					Change
Consolidated Operating Income	2011	2010	$	%		2011	2010	$	%
	(Dollars in millions)					(Dollars in millions)

Consolidated operating revenue	$490.4	$473.8	$16.6	4%		$1,450.1	$1,377.5	$72.6	5%
Consolidated operating expenses	(368.8)	(363.6)	(5.2)	1%		(1,104.8)	(1,057.2)	(47.6)	5%
Consolidated operating income	$121.6	$110.2	$11.4	10%		$345.3	$320.3	$25.0	8%
Consolidated operating margin	24.8%	23.3%		1.5	% pts	23.8%	23.3%		0.5	% pts

Operating income from continuing operations for the third quarter and first nine months of 2011 increased faster than revenue due to the deconsolidation of Brazil, which reduced reported revenue, but which had little impact on operating profit because it had been operating near break-even.  As a result, operating margins increased by 150 basis points to 24.8% in the third quarter compared to a year ago and widened by 50 basis points to 23.8% in the nine months year to date compared to a year ago.

Other Expense, Net
	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
Consolidated Other Expense, Net	2011	2010	$	%	2011	2010	$	%
	(Dollars in millions)				(Dollars in millions)

Consolidated interest expense	$13.7	$14.0	$(0.3)	-2%	$41.2	$42.3	$(1.1)	-3%
Consolidated other expense (income), net	(0.6)	(0.7)	0.1	nm	8.7	(1.0)	9.7	nm
Consolidated other expense, net	$13.1	$13.3	$(0.2)	-1%	$49.9	$41.3	$8.6	21%
Average cost of debt	5.4%	5.5%			5.4%	5.2%
Total consolidated debt, net, at quarter end	$1,035.5	$1,007.4	$28.1	3%	$1,035.5	$1,007.4	$28.1	3%

nm - not meaningful

Interest expense decreased slightly for the three and nine month periods, when compared to the same period in 2010, due to a decrease in interest expense related to the 7.34% installment debt as we made a $15.0 million principal payment in the second quarter of 2011.  Our consolidated debt balance has increased at September 30, 2011, as a result of additional borrowings in the form of commercial paper, on which interest rates and accordingly interest expense are currently very low.  The decrease in the average cost of debt for the third quarter of 2011 as compared to the 2010 period is due to the reduction of our higher rate installment debt.  The increase in the average cost of debt for the first nine months of 2011 is due to less low rate commercial paper outstanding on average year to date which caused the average cost of debt to increase as compared to the prior year period.

Other expense (income), net, from continuing operations for the three month period ending September 30, 2011 was relatively flat when compared to the same period in 2010. Other expense, net, from continuing operations for the nine month period ending September 30, 2011 increased $9.7 million as compared to the prior year period. The increase is primarily due to the merger of our Brazilian business during the second quarter of 2011. On May 31, 2011, we completed the merger of our Brazilian business with Boa Vista Servicos S.A. (“BVS”), which was accounted for as a sale and deconsolidated, in exchange for a 15% equity interest in BVS (“the Brazilian Transaction”).  We recorded a $10.3 million pre-tax loss on the Brazilian Transaction in other expense (income), net.

Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
Consolidated Provision for Income Taxes	2011	2010	$	%	2011	2010	$	%
	(Dollars in millions)				(Dollars in millions)

Consolidated provision for income taxes	$39.2	$33.3	$5.9	18%	$129.7	$99.7	$30.0	30%
Effective income tax rate	36.2%	34.4%			43.9%	35.7%

Our effective income tax rate was 36.2% for the three months ended September 30, 2011, up from 34.4% for the same period in 2010.  The increase is due to federal and state tax benefits realized during the third quarter of 2010 that did not recur in the same period of 2011.  The effective income tax rate was 43.9% for the nine months ended September 30, 2011, up from 35.7% for the same period in 2010 with the increase primarily due to the Brazilian Transaction that occurred during the second quarter of 2011.  The impact of the Brazilian Transaction increased our effective rate 7.7% for the nine months ended September 30, 2011.  The nine month effective income tax rate also increased slightly due to federal and state tax benefits realized in 2010.

Net Income

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
Consolidated Net Income	2011	2010	$	%	2011	2010	$	%
	(In millions, except per share amounts)				(In millions, except per share amounts)

Consolidated operating income	$121.6	$110.2	$11.4	10%	$345.3	$320.3	$25.0	8%
Consolidated other expense, net	(13.1)	(13.3)	0.2	-1%	(49.9)	(41.3)	(8.6)	21%
Consolidated provision for income taxes	(39.2)	(33.3)	(5.9)	18%	(129.7)	(99.7)	(30.0)	30%
Consolidated income from continuing operations	69.3	63.6	5.7	9%	165.7	179.3	(13.6)	-8%
Discontinued operations, net of tax	-	15.2	(15.2)	-100%	-	31.5	(31.5)	-100%
Consolidated net income	69.3	78.8	(9.5)	-12%	165.7	210.8	(45.1)	-21%
Net income attributable to noncontrolling interests	(2.6)	(2.3)	(0.3)	13%	(7.2)	(6.3)	(0.9)	14%
Net income attributable to Equifax	$66.7	$76.5	$(9.8)	-13%	$158.5	$204.5	$(46.0)	-23%
Diluted earnings per common share attributable to Equifax	$0.54	$0.61	$(0.07)	-11%	$1.28	$1.61	$(0.33)	-21%
Diluted earnings per common share from continuing operations	$0.54	$0.49	$0.05	11%	$1.28	$1.36	$(0.08)	-6%
Weighted-average shares used in computing diluted earnings per share	123.3	125.8			124.2	127.1

Consolidated income from continuing operations increased $5.7 million, or 9%, in the third quarter of 2011, a growth rate slightly below the rate of growth in consolidated operating income due to the higher income tax rate compared to a year ago.  Consolidated net income attributable to Equifax declined $9.8 million in the third quarter from a year ago because the 2010 quarter benefited from $15.2 million in income from discontinued operations, primarily due to a gain on the sale of our Direct Marketing Services (“DMS”) business.

Consolidated income from continuing operations decreased by $13.6 million, or 8%, in the first nine months of 2011, compared to the same period in 2010, due to the $27.8 million loss recorded on the Brazilian Transaction (reflected in other expense and income tax expense), partially offset by operating income growth of $25.0 million due to revenue growth, net of associated income taxes.  Consolidated income attributable to Equifax decreased $46.0 million for the nine month period ended September 30, 2011, due to the loss recorded on the Brazilian transaction as well as from the 2010 profit on discontinued operations, which included the gain on the sale of DMS as well as the $12.3 million gain recorded on the sale of the APPRO product line during the second quarter of 2010.

Segment Financial Results

USCIS

	Three Months Ended September 30,					Nine Months Ended September 30,
			Change					Change
U.S. Consumer Information Solutions	2011	2010	$	%		2011	2010	$	%
	(Dollars in millions)					(Dollars in millions)
Operating revenue:
Online Consumer Information Solutions (OCIS)	$135.5	$128.3	$7.2	6%		$383.3	$368.3	$15.0	4%
Mortgage Solutions	32.0	32.2	(0.2)	0%		86.2	84.2	2.0	2%
Consumer Financial Marketing Services	34.5	33.5	1.0	3%		107.5	99.2	8.3	8%
Total operating revenue	$202.0	$194.0	$8.0	4%		$577.0	$551.7	$25.3	5%
% of consolidated revenue	41%	41%				40%	40%
Total operating income	$74.0	$72.2	$1.8	2%		$206.5	$200.5	$6.0	3%
Operating margin	36.6%	37.2%		-0.6	% pts	35.8%	36.3%		-0.5	% pts

U.S. Consumer Information Solutions revenue increased 4% in the third quarter as compared to the prior year period due to growth in OCIS and Consumer Financial Marketing Services (“CFMS”) while Mortgage Solutions remained relatively flat.  Revenue increased 5% in the first nine months of 2011 as compared to the prior year period due to growth across all of our USCIS business lines.

OCIS

Revenue for the third quarter and first nine months of 2011 increased 6% and 4%, respectively, when compared to the prior year periods.  These increases were primarily driven by a 9% increase in core credit decision transaction volume for both periods offset by lower average price per transaction.  The third quarter and first nine months of 2011 also benefitted from revenue from our fourth quarter 2010 acquisition.

Mortgage Solutions

Revenue was flat for the three month period and increased for the nine month period ended September 30, 2011 when compared to the prior year periods due primarily to increased sales of settlement services as a result of increased market share from existing customers wholly or largely offset by the declines in core mortgage reporting services due to lower refinancing activity as compared to the comparable periods of 2010.

Consumer Financial Marketing Services

2011 revenue increased, as compared to 2010, in both the three and nine month periods due to continued growth in credit-based pre-screen and portfolio management revenue as well as strong market penetration of wealth-based consumer information services in the nine month period in 2011.

USCIS Operating Margin

Improved margins in online credit services and CFMS resulting from solid revenue growth were more than offset by lower margins in mortgage solutions due to less favorable product mix and by expense investment and increased acquisition-related amortization associated with our fourth quarter 2010 acquisition of Anakam.

International

	Three Months Ended September 30,					Nine Months Ended September 30,
			Change					Change
International	2011	2010	$	%		2011	2010	$	%
	(Dollars in millions)					(Dollars in millions)
Operating revenue:
Latin America	$45.1	$59.1	$(14.0)	-24%		$164.3	$170.9	$(6.6)	-4%
Europe	40.7	35.0	5.7	16%		117.0	101.4	15.6	15%
Canada Consumer	32.8	28.4	4.4	16%		95.3	84.6	10.7	13%
Total operating revenue	$118.6	$122.5	$(3.9)	-3%		$376.6	$356.9	$19.7	6%
% of consolidated revenue	25%	26%				26%	26%
Total operating income	$34.7	$30.8	$3.9	13%		$98.7	$89.6	$9.1	10%
Operating margin	29.3%	25.2%		4.1	% pts	26.2%	25.1%		1.1	% pts

International revenue decreased by 3% in the third quarter of 2011 and increased by 6% in the first nine months of 2011 compared to the prior year periods.  While the deconsolidation of Brazil negatively impacted revenue by $20.9 million and $28.9 million in the three and nine month periods of 2011, respectively, revenue in our other geographies increased by 17% in both periods as compared to 2010.  Local currency revenue, excluding Brazil, increased 12% in both periods due to solid growth in Europe, Canada and other Latin American countries.  Local currency fluctuations against the U.S. dollar, excluding Brazil, favorably impacted our International revenue by $4.6 million, or 5%, in the third quarter and $14.4 million, or 5%, in the first nine months of the year.

Latin America

Revenue decreased by 24% and 4%, respectively, in the third quarter and first nine months of 2011 as compared to the prior year periods. While the deconsolidation of Brazil negatively impacted revenue by $20.9 million and $28.9 million in the three and nine month periods of 2011, respectively, revenue in our other Latin American countries increased 18% in the third quarter and 21% in the first nine months of 2011.  Local currency revenue, excluding Brazil, increased by 16% in the third quarter and 18% in the first nine months of 2011 due to broad-based growth across other Latin American countries. The favorable impact of changes in foreign exchange rates, excluding Brazil, added $0.8 million, or 2%, to revenue in the third quarter, and $2.8 million, or 3%, in the first nine months compared to a year ago.

Europe

Revenue increased in the three and nine month periods compared to the same periods in 2010 due to increased sales in most product segments and the impact of a first quarter 2011 acquisition, as well as the favorable impact of changes in foreign exchange rates. In local currency, revenue was up 11% and 9% from the three and nine month periods in 2011. Local currency fluctuations against the U.S. dollar favorably impacted revenue by $1.9 million, or 5%, in the third quarter, and $6.2 million, or 6%, in the first nine months.

Canada Consumer

Revenue increased in the three and nine month periods compared to the same periods in 2010 due to increased volumes for our technology and analytical services products, primarily due to growth in the customer base for a new fraud mitigation product, and the favorable impact of changes in foreign exchange rates.  In local currency, revenue was up 9% and 6% from the three and nine month periods in 2010.  Local currency fluctuations against the U.S. dollar favorably impacted revenue by $1.9 million, or 7%, in the third quarter, and $5.4 million, or 7%, in the first nine months.

International Operating Margin

Operating margin increased in the third quarter and first nine months of 2011 as compared to the prior year period primarily due to the deconsolidation of our Brazilian business, whose margins had declined in recent periods.  Operating margins for the first nine months of 2011 were also impacted by 2011 increased investments in new product development and increased sales force, particularly in Brazil prior to the deconsolidation of the business.

TALX

	Three Months Ended September 30,					Nine Months Ended September 30,
			Change					Change
TALX	2011	2010	$	%		2011	2010	$	%
	(Dollars in millions)					(Dollars in millions)
Operating revenue:
The Work Number	$57.2	$55.2	$2.0	4%		$160.7	$154.9	$5.8	4%
Tax and Talent Management Services	45.6	43.9	1.7	4%		137.8	138.5	(0.7)	0%
Total operating revenue	$102.8	$99.1	$3.7	4%		$298.5	$293.4	$5.1	2%
% of consolidated revenue	21%	21%				21%	21%
Total operating income	$23.6	$22.7	$0.9	4%		$66.1	$67.2	$(1.1)	-2%
Operating margin	23.0%	22.9%		0.1	% pts	22.1%	22.9%		-0.8	% pts

The Work Number

Revenue from The Work Number increased in the third quarter and first nine months of 2011, compared to the prior year periods, as high single to low double digit percentage revenue growth in verifications provided to non-mortgage customers and the benefit of our third quarter 2011 acquisition of DataVision Resources were partially offset by double digit declines in verification revenue from mortgage customers due to reduced mortgage activity.

Tax and Talent Management Services

The increase in revenue during the third quarter of 2011, as compared to the same period in 2010, resulted primarily from revenue growth in our Tax Management Services business related to tax credits and modest revenue growth in our Talent Management Services business.  Revenue for the first nine months of 2011 as compared to 2010 was relatively flat.  Declines in our Talent Management Services business due to decreased government hiring activity at the U.S. Transportation Security Administration and reduced licensing revenue were offset by revenue growth in our Tax Management Services business.

TALX Operating Margin

Operating margin for the third quarter of 2011 was consistent with the operating margin of the prior year period. Operating margin for the first nine months of 2011, when compared to the prior year period, decreased due to revenue and associated margin declines in government-based tax transcript verification services and Talent Management Services as a result of a slowdown in mortgage-related activity and decreased license revenue, respectively.

North America Personal Solutions

	Three Months Ended September 30,					Nine Months Ended September 30,
			Change					Change
North America Personal Solutions	2011	2010	$	%		2011	2010	$	%
	(Dollars in millions)					(Dollars in millions)

Total operating revenue	$45.5	$39.9	$5.6	14%		$135.1	$119.9	$15.2	13%
% of consolidated revenue	9%	8%				9%	9%
Total operating income	$15.0	$12.7	$2.3	18%		$40.2	$33.0	$7.2	22%
Operating margin	32.8%	31.9%		0.9	% pts	29.7%	27.5%		2.2	% pts

Revenue increased 14% and 13% for the three and nine month periods ended September 30, 2011, respectively, as compared to the same periods in the prior year primarily due to increased direct to consumer, Equifax-branded subscription service revenue, and increased revenue from wholesalers. Direct to consumer, Equifax-branded subscription revenue was up 21% from the prior year quarter and 15% from the first nine months of 2010, driven by both higher subscription sales and higher average revenue per subscriber due to new product offerings and better market segmentation.  The operating margin increase in the third quarter and first nine months of 2011, as compared to the prior year periods, was primarily due to the increased revenue along with a shift in product mix to higher margin products.

North America Commercial Solutions

	Three Months Ended September 30,					Nine Months Ended September 30,
			Change					Change
North America Commercial Solutions	2011	2010	$	%		2011	2010	$	%
	(Dollars in millions)					(Dollars in millions)

Total operating revenue	$21.5	$18.3	$3.2	18%		$62.9	$55.6	$7.3	13%
% of consolidated revenue	4%	4%				4%	4%
Total operating income	$5.0	$3.3	$1.7	55%		$14.5	$11.4	$3.1	27%
Operating margin	23.6%	17.9%		5.7	% pts	23.1%	20.5%		2.6	% pts

Revenue increased for the three and nine months ended September 30, 2011, as compared to the same periods in the prior year, by 18% and 13%, respectively.   In local currency, revenue increased 16% compared to the third quarter of 2010 and 11% compared to the first nine months of 2010. The local currency increase was primarily due to increases in U.S. risk and marketing service revenue and revenue from our data management products.   The favorable impact of changes in the U.S.—Canadian foreign exchange rate impacted revenue by $0.4 million, or 2%, as compared to the third quarter of 2010, and by $1.1 million, or 2% as compared to the first nine months of 2010.  Operating margin also increased for the third quarter and first nine months of 2011, as compared to the same periods in 2010, due to strong revenue growth and the margin leverage which results from a partially fixed cost business.

General Corporate Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
General Corporate Expense	2011	2010	$	%	2011	2010	$	%
	(Dollars in millions)				(Dollars in millions)

General corporate expense	$30.7	$31.5	$(0.8)	-2%	$80.7	$81.4	$(0.7)	-1%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, such as shared services, administrative, legal, restructuring and equity compensation costs. General corporate expenses decreased by $0.8 million for the third quarter of 2011 and $0.7 million for the first nine months of 2011, compared to the same periods in 2010, primarily due to lower benefit costs and professional fees partially offset by higher salary and incentive costs.

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

Sources and Uses of Cash

Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity. We expect that funds generated from results of operations will be sufficient to finance our anticipated working capital and other cash requirements (such as capital expenditures, interest payments, potential pension funding contributions and dividend payments) for the foreseeable future. In the event that credit market conditions were to deteriorate, we would rely more heavily on borrowings from the Senior Credit Facility as described below. During the first quarter, we extended the maturity date of our Senior Credit Facility from July 2011 to February 2015 and reduced the borrowing limits from $850.0 million to $500.0 million.  At September 30, 2011, $448.5 million was available to borrow under our Senior Credit Facility. Our Senior Credit Facility does not include a provision under which lenders could refuse to allow us to borrow under this facility in the event of a material adverse change in our financial condition, as long as we are in compliance with the covenants contained in the lending agreement.

The following table summarizes our cash flows for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2011	2010	2011 vs. 2010
	(Dollars in millions)

Operating activities	$259.0	$207.4	$51.6
Investing activities	$(173.1)	$85.5	$(258.6)
Financing activities	$(98.9)	$(278.7)	$179.8

Operating Activities

Cash provided by operating activities in the nine months ended September 30, 2011 increased by $51.6 million over the prior year.  Cash provided from net income, adjusted for the impact of divestitures, increased by $9.8 million.  The remaining increase in cash from operations was primarily driven by changes in net working capital and other balance sheet changes, most notably from a $40.0 million decrease in pension contributions in 2011 and other lesser changes in liabilities, partially offset by an increase in accounts receivable due to revenue growth.

Fund Transfer Limitations.   The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.  We currently hold $94.5 million of cash in our foreign subsidiaries.

Investing Activities

Capital Expenditures

	Nine Months Ended September 30,		Change
Net cash used in:	2011	2010	2011 vs. 2010
	(In millions)

Capital expenditures	$59.2	$82.4	$(23.2)

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

Acquisitions, Divestitures and Investments

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2011	2010	2011 vs. 2010
	(In millions)

Acquisitions, net of cash acquired	$(112.2)	$(15.3)	$(96.9)
Cash received from divestiture	$2.5	$181.7	$(179.2)
Investment in unconsolidated affiliates, net	$(4.2)	$1.5	$(5.7)

During the first nine months of 2011, we invested $112.2 million in acquisitions, net of cash acquired.  Our largest acquisition was DataVision Resources, which provides data and business solutions to the mortgage, insurance and financial services industries and is now part of our TALX segment.  We acquired DataVision Resources for $50.0 million during the third quarter.  We have also completed smaller acquisitions of information services businesses in the European and Latin American regions of our International segment as well as our USCIS segment.  During 2011, we also invested $4.2 million in our joint ventures in India and Russia.

During the third quarter of 2010, we sold our Direct Marketing Services division generating cash proceeds of approximately $115 million.  During the second quarter of 2010, we sold our APPRO product line, generating cash proceeds of approximately $67 million.  Approximately $5 million of the purchase price was paid by the acquirer into an escrow account that will release to us, upon the satisfaction of certain conditions, over the two year period following the sale.  We received $2.5 million from the escrow account during the second quarter of 2011.

Financing Activities

Borrowings and Credit Facility Availability

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2011	2010	2011 vs. 2010
	(In millions)

Net short-term borrowings (repayments)	$46.5	$(134.0)	$180.5
Net repayments under long-term revolving credit facilities	$-	$(5.0)	$5.0
Payments on long-term debt	$(16.7)	$(19.6)	$2.9

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

At September 30, 2011, there were no borrowings outstanding under our Senior Credit Facility and $50.1 million outstanding under our CP program. At September 30, 2011, a total of $448.5 million was available under our Senior Credit Facility.

At September 30, 2011, approximately 70% of our debt was fixed-rate debt and 30% was effectively variable-rate debt. Our variable-rate debt, consisting of our five-year senior notes due 2014 (against which we have executed interest rate swaps to convert interest expense from fixed rates to floating rates), generally bears interest based on a specified margin plus a base rate (LIBOR). The interest rates reset periodically, depending on the terms of the respective financing arrangements. At September 30, 2011, the interest rate on our variable-rate debt ranged from 0.32% to 2.13%.

Borrowing and Repayment Activity

Net short-term borrowings primarily represent activity under our CP program. Net (repayments) borrowings under long-term revolving credit facilities relates to activity on our Senior Credit Facility. We primarily borrow under our CP program, when available.

The increase in net short-term borrowings (repayments) primarily reflects the outstanding borrowings of CP notes at September 30, 2011 as compared to a net repayment of $134.0 million of CP notes during the first nine months of 2010 as we decreased our use of CP to fund our capital needs. The decrease in net repayments under long-term revolving credit facilities represents the 2010 repayment of borrowings outstanding at December 31, 2009, under our Senior Credit Facility.

The payments on long-term debt primarily reflect $15 million payments made in the second quarter of both 2011 and 2010 on our 7.34% Notes.

Debt Covenants.   A downgrade in our credit ratings would increase the cost of borrowings under our CP program and credit facilities, and could limit or, in the case of a significant downgrade, preclude our ability to issue CP. Our outstanding indentures and comparable instruments also contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions. In addition, our Senior Credit Facility requires us to maintain a maximum leverage ratio of not more than 3.5. Our leverage ratio was 1.69 at September 30, 2011. None of these covenants are considered restrictive to our operations and, as of September 30, 2011, we were in compliance with all of our debt covenants.

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

Equity Transactions

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2011	2010	2011 vs. 2010
	(In millions)

Treasury stock repurchases	$(75.2)	$(116.4)	$41.2
Dividends paid to Equifax shareholders	$(58.7)	$(14.9)	$(43.8)
Dividends paid to noncontrolling interests	$(5.6)	$(3.4)	$(2.2)
Proceeds from exercise of stock options	$12.9	$13.8	$(0.9)
Excess tax benefits from stock-based compensation plans	$0.6	$1.6	$(1.0)

Sources and uses of cash related to equity during the nine months ended September 30, 2011 and 2010 were as follows:

-
Under share repurchase programs authorized by our Board of Directors, we purchased 2.2 million and 3.7 million common shares on the open market during the nine months ended September 30, 2011 and 2010, respectively, for $75.2 million and $116.4 million, respectively, at an average price per common share of $33.07 and $30.09, respectively. At September 30, 2011, the Company had approximately $179.3 million remaining for stock repurchases under the existing Board authorization.

-
We increased our quarterly dividend from $0.04 per share previously to $0.16 per share as announced in the fourth quarter of 2010.  Accordingly, our dividends per share were $0.48 and $0.12 per share for the nine month periods ended September 30, 2011 and 2010, respectively. We paid cash dividends to Equifax shareholders of $58.7 million and $14.9 million during the nine months ended September 30, 2011 and 2010, respectively.

-	We received cash of $12.9 million and $13.8 million during the first nine months of 2011 and 2010, respectively, from the exercise of stock options.

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

For our non-U.S., tax-qualified retirement plans, we fund an amount sufficient to meet minimum funding requirements but no more than allowed as a tax deduction pursuant to applicable tax regulations. For our non-qualified supplementary retirement plans, we fund the benefits as they are paid to retired participants, but accrue the associated expense and liabilities in accordance with GAAP.  For further discussion regarding a plan amendment to our Canadian Retirement Income Plan, see Note 8 of the Notes to Consolidated Financial Statements in this Form 10-Q.

For additional information about our benefit plans, see Note 10 of the Notes to Consolidated Financial Statements in our 2010 Form 10-K.

Seasonality

We experience seasonality in certain of our revenue streams. Revenue generated from The Work Number business unit within the TALX operating segment is generally higher in the first quarter due primarily to the provision of Form W-2 preparation services which occur in the first quarter each year.  Revenue generated from our financial wealth asset products in Consumer Financial Marketing Services (CFMS) and from data management services in our North America Commercial business are generally higher in the fourth quarter each year due to the significant portion of our annual renewals which occur in the fourth quarter of each year.

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

Goodwill

We review goodwill and indefinite lived intangible assets for impairment annually (as of September 30) and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance or trends, competition, or sale or disposition of a significant portion of a reporting unit. We have ten reporting units comprised of Consumer Information Solutions (which includes part of Online Consumer Information Solutions, Mortgage Solutions and Consumer Financial Marketing Services), Identity Management (part of Online Consumer Information Solutions), Europe, Latin America, Canada Consumer, North America Personal Solutions, North America Commercial Solutions, The Work Number, Tax Management Services and Talent Management Services.

The goodwill balance at September 30, 2011, for our ten reporting units was as follows:

September 30,
2011
(In millions)
Consumer Information Solutions	$583.8
ID Management	54.1
Europe	115.6
Latin America	204.7
Canada Consumer	30.0
North America Personal Solutions	1.8
North America Commercial Solutions	37.4
The Work Number	778.8
Tax Management Services	121.6
Talent Management Services	26.1
Total goodwill	$1,953.9

As permitted by applicable accounting rules, the fair values of Consumer Information Solutions, Latin America, Europe, Canada Consumer, North America Personal Solutions, and North America Commercial Solutions were not calculated at September 30, 2011 as (a) the assets and liabilities that make up the reporting unit have not changed significantly since their most recent fair value determination, (b) the most recent fair value determination resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin and (c) based on an analysis of events that have occurred and circumstances that have changed since the most recent fair value determination, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote.

Valuation Techniques

In determining the fair value of our reporting units, we used a combination of the income and market approaches to estimate the reporting unit’s business enterprise value.

Under the income approach, we calculate the fair value of a reporting unit based on estimated future discounted cash flows which require assumptions about short and long-term revenue growth rates, operating margins for each reporting unit, discount rates, foreign currency exchange rates and estimates of capital charges. The assumptions we use are based on what we believe a hypothetical marketplace participant would use in estimating fair value. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings before income taxes, depreciation and amortization, for benchmark companies. We believe the benchmark companies used for each of the reporting units serve as an appropriate input for calculating a fair value for the reporting unit as those benchmark companies have similar risks, participate in similar markets, provide similar services for their customers and compete with us directly. The companies we use as benchmarks are principally outlined in our discussion of Competition in our 2010 Form 10-K. Data for the benchmark companies was obtained from publicly available information. ID Management has benchmark companies that conduct operations of businesses of a similar type, such as Experian Group Limited and Fair Isaac Corporation. The Work Number, Tax Management Services and Talent Management Services share a different set of benchmark companies, notably ADP and Paychex Inc., as the markets they serve are different than those served by our other reporting units. Valuation multiples were selected based on a financial benchmarking analysis that compared the reporting unit’s operating result with the comparable companies’ information. In addition to these financial considerations, qualitative factors such as variations in growth opportunities and overall risk among the benchmark companies were considered in the ultimate selection of the multiple.

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

As a result of the lack of meaningful economic recovery, we projected only modest revenue growth in 2012 for our reporting units in completing our 2011 impairment testing based on planned business initiatives and prevailing trends exhibited by these units, such as continued demand for employment verification services and government hiring activity at the U.S. Transportation and Security Administration in The Work Number and Talent Management Services reporting units. The anticipated revenue growth, however, is partially offset by assumed increases in expenses for a majority of our reporting units which reflect the additional level of investment needed in order to achieve the planned revenue growth. Our 2011 long-term forecast is not dependent upon meaningful recovery of the global economy in the near term and we continue to take cost containment actions to help maintain operating margins for our reporting units.

Discount Rate Assumptions

We utilize a weighted average cost of capital, or WACC, in our impairment analysis that makes assumptions about the capital structure that we believe a market participant would make and include a risk premium based on an assessment of risks related to the projected cash flows of each reporting unit. We believe this approach yields a discount rate that is consistent with an implied rate of return that a market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed. To calculate the WACC, the cost of equity and cost of debt are multiplied by the assumed capital structure of the reporting unit as compared to industry trends and relevant benchmark company structures. The cost of equity was computed using the Capital Asset Pricing Model which considers the risk-free interest rate, beta, equity risk premium and specific company risk premium related to a particular reporting unit. The cost of debt was computed using a benchmark rate and the Company’s tax rate. For the 2011 annual goodwill impairment evaluation, the discount rates used to develop the estimated fair value of the reporting units evaluated ranged from 9% to 10%. Because of assigned market premiums, discount rates are lowest for reporting units, whose cash flows are expected to be less volatile due to such factors as the maturity of the market they serve, their position in that market or other macroeconomic factors. Where there is the greatest volatility of cash flows due to competition, the discount rate selected is in the higher portion of the range as there is more inherent risk in the expected cash flows of that reporting unit.

Estimated Fair Value and Sensitivities

The estimated fair value of the reporting units whose fair value was calculated for purposes of the 2011 impairment testing is derived from the valuation techniques described above, incorporating the related projections and assumptions. An indication of possible impairment occurs when the estimated fair value of the reporting unit is below the carrying value of its equity. The estimated fair value for all reporting units exceeded the carrying value of these units as of September 30, 2011. As a result, no goodwill impairment was recorded.

The estimated fair value of the reporting unit is highly sensitive to changes in these projections and assumptions; therefore, in some instances changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. For example, an increase in the discount rate and decline in the projected cumulative cash flow of a reporting unit could cause the fair value of certain reporting units to be below its carrying value. We perform sensitivity analyses around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values. Ultimately, future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. The excess of fair value over carrying value for the Company’s reporting units that were valued as of September 30, 2011, ranged from approximately 19% to 86%.

The reporting unit having the lowest absolute dollar excess of fair value over carrying value is our Talent Management Services business which has a goodwill balance of $26.1 million as of September 30, 2011. This reporting unit has been impacted by uncertainty in government hiring activity. While no impairment was noted in our impairment test as of September 30, 2011, if customer hiring activity does not increase in the near to medium term as forecast or if other events adversely impact the business drivers and corresponding assumptions used to value this reporting unit, there could be a change in the valuation of our goodwill in future periods and may possibly result in the recognition of an impairment loss.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2010 Form 10-K. There were no material changes to our market risk exposure during the nine months ended September 30, 2011.

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

California Bankruptcy Litigation.   In consolidated actions filed in the U.S. District Court for the Central District of California, captioned Terri N. White, et al. v. Equifax Information Services LLC, Jose Hernandez v. Equifax Information Services LLC, Kathryn L. Pike v. Equifax Information Services LLC, and Jose L. Acosta, Jr., et al. v. Trans Union LLC, et al. , plaintiffs asserted that Equifax violated federal and state law (the FCRA, the California Credit Reporting Act and the California Unfair Competition Law) by failing to follow reasonable procedures to determine whether credit accounts are discharged in bankruptcy, including the method for updating the status of an account following a bankruptcy discharge. On August 20, 2008, the District Court approved a Settlement Agreement and Release providing for certain changes in the procedures used by defendants to record discharges in bankruptcy on consumer credit files. That settlement resolved claims for injunctive relief, but not plaintiffs’ claims for damages. On May 7, 2009, the District Court issued an order preliminarily approving an agreement to settle remaining class claims. The District Court subsequently deferred final approval of the settlement and required the settling parties to send a supplemental notice to those class members who filed a claim and objected to the settlement or opted out, with the cost for the re-notice to be deducted from the plaintiffs’ counsel fee award.   Mailing of the supplemental notice was completed on February 15, 2011.  The deadline for this group of settling plaintiffs to provide additional documentation to support their damage claims or to opt-out of the settlement was March 31, 2011.  On July 15, 2011, following another approval hearing, the District Court approved the settlement.  Several objecting plaintiffs subsequently filed notices of appeal to the U.S. Court of Appeals for the Ninth Circuit.

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

ITEM 1A.  RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2010 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our third quarter ended September 30, 2011:

				Maximum Number
				(or Approximate
			Total Number	Dollar Value)
	Total	Average	of Shares Purchased	of Shares that May
	Number	Price	as Part of	Yet Be Purchased
	of Shares	Paid	Publicly-Announced	Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)

June 1 - June 30, 2011				$223,162,683
July 1 - July 31, 2011	1,151	$-	-	$223,162,683
August 1 - August 31, 2011	1,235,650	$30.41	1,235,000	$185,606,333
September 1 - September 30, 2011	216,567	$31.69	200,000	$179,268,333
Total	1,453,368	$30.59	1,435,000	$179,268,333

(1)
The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 1,151 shares for the month of July 2011, 650 shares for the month of August 2011, and 16,567 shares for the month of September 2011.

(2)	Average price paid per share for shares purchased as part of our Program (includes brokerage commissions).

(3)	At September 30, 2011, the amount authorized for future share repurchases under the Program was $179.3 million. The Program does not have a stated expiration date.

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

Equifax Inc.
(Registrant)

Date: October 27, 2011	By:	/s/ Richard F. Smith
Richard F. Smith
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 27, 2011		/s/ Lee Adrean
Lee Adrean
Corporate Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: October 27, 2011		/s/ Nuala M. King
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