Form 10-K
period 2011-12-31
EQUIFAX INC
filed 2012-02-23
CIK 33185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES   ☒  NO

As of June 30, 2011, the aggregate market value of Registrant’s common stock held by non-affiliates of Registrant was approximately $4,249,886,427 based on the closing sale price as reported on the New York Stock Exchange. At January 31, 2012, there were 119,845,979 shares of Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive proxy statement for its 2012 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS

OVERVIEW

Equifax Inc. is a leading global provider of information solutions for businesses and consumers. We have a large and diversified group of clients and customers, including financial institutions, corporations, governments and individuals. Our products and services are based on comprehensive databases of consumer and business information derived from numerous types of credit, financial, employment, income, public record, demographic and marketing data. We use proprietary tools to analyze all available data to create customized insights, decision-making solutions and processing services for our clients. We help consumers understand, manage and protect their personal information and make more informed financial decisions. Additionally, we are a leading provider of payroll-related and human resources business process outsourcing services in the United States of America, or U.S.

We currently operate in three global regions: North America (U.S. and Canada), Europe (the United Kingdom, or U.K., Spain and Portugal) and Latin America (Argentina, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Paraguay, Peru and Uruguay). We also maintain support operations in the Republic of Ireland, Chile and Costa Rica. We have an investment in the second largest consumer and commercial credit information company in Brazil and offer credit services in Russia and India through joint ventures.

Equifax was originally incorporated under the laws of the State of Georgia in 1913, and its predecessor company dates back to 1899. As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

We are organized and report our business results in five operating segments, as follows:

•	U.S. Consumer Information Solutions (USCIS) — provides consumer information solutions to businesses in the U.S. including online consumer information, decisioning technology solutions, fraud and identity management services, and portfolio management services (OCIS), mortgage reporting and settlement solutions, and consumer financial marketing services (CFMS).

•	International — includes our Canada Consumer, Europe and Latin America business units. Products and services offered are similar to those available in the USCIS, North America Commercial Solutions and North America Personal Solutions operating segments but vary by geographic region.

•	TALX Workforce Solutions — provides services enabling clients to verify income and employment (Verification Services) and outsource and automate the performance of certain payroll-related and human resources management and business processes, including social security number verification, employment-related tax management and talent management services (TALX Employer Services).

•	North America Personal Solutions — provides products to consumers enabling them to monitor, manage and protect their credit, credit score and identity information and make more informed financial decisions.

•	North America Commercial Solutions — provides credit, financial, marketing and other information regarding businesses in the U.S. and Canada.

2

Our revenue base and business mix are diversified among our five segments as depicted in the chart below.

PRODUCTS AND SERVICES

The following chart summarizes the key products and services offered by each of the business units within our segments:

				North	North
	USCIS			America	America	International			TALX
			Mortgage	Personal	Commercial	Canada		Latin	Verification	Employer
	OCIS	CFMS	Services	Solutions	Solutions	Consumer	Europe	America	Services	Services

Online consumer information	X		X	X		X	X	X	X

Business credit & demographic information		X			X		X	X

Scores and analytical services	X	X	X	X	X	X	X	X	X	X

Enabling technology services (i.e., decisioning platforms)	X		X		X	X	X	X

Identity authentication/fraud	X				X	X	X	X	X

Consumer financial marketing services		X	X			X	X	X

Business marketing services and database management					X		X	X

Direct to consumer credit monitoring				X		X	X

Identity protection				X		X	X

Employment, income and identity verification services									X

Business process outsourcing (BPO)			X						X	X

Each of our operating segments is described more fully below.

USCIS

USCIS provides consumer information solutions to businesses in the U.S. through three product lines, as follows:

Online Consumer Information Solutions (OCIS). OCIS products are derived from multiple large databases of consumer information that we maintain about individual consumers, including credit history, current credit status, payment history and consumer address information. Our customers utilize the information we provide to make decisions for a wide range of financial and business purposes, such as whether, and on what terms, to approve auto loans or credit card applications, whether to allow a consumer to open a new utility or telephone account, cross-selling additional products to existing customers, improving their underwriting and risk management decisions and many other business uses. We also offer analytical and predictive services based on the information in the consumer databases to help further mitigate the risk of granting credit by verifying the identity of consumers, predicting the risk of bankruptcy, or indicating the applicant’s risk potential for account delinquency. These risk management services, as well as fraud detection and prevention services, enable our customers to monitor risks and opportunities and proactively manage their existing consumer accounts.

OCIS customers access products through a full range of electronic distribution mechanisms, including direct real-time access, which facilitates instant decisions. We also develop and host customized applications that enhance the decision-making process for our customers. These decisioning technology applications assist with pre-approved offers, cross-selling of various products, determining deposit amounts for telephone and utility companies, and verifying the identity of consumer customers.

Mortgage Solutions. Our Mortgage Solutions products, offered in the U.S., consist of specialized credit reports that combine information from the three major consumer credit reporting agencies (Equifax, Experian Group and TransUnion LLC) into a single “merged” credit report in an online format, commonly referred to as a tri-merge report. Mortgage lenders use these tri-merge reports in making their mortgage underwriting decisions. Additionally, we offer various “triggering” services designed to alert lenders to changes in a consumer’s credit status during the underwriting period and securitized portfolio risk assessment services for evaluating inherent portfolio risk. We also offer certain mortgage settlement services, such as appraisal, title and closing documentation, with certain of these services provided through agreements with third parties.

Consumer Financial Marketing Services (CFMS). Our CFMS products utilize consumer financial information enabling our customers to more effectively manage their marketing efforts, including targeting and segmentation; identify and acquire new customers for their products and services; and realize additional revenue from existing customers through more effective cross-selling and up-selling of additional products and services. These products utilize information derived from consumer information, including credit, income, asset, liquidity, net worth and spending activity, which also support many of our OCIS products. These data assets broaden the understanding of customer financial potential and opportunity which can further drive high value decisioning and targeting solutions for our customers. We also provide account review services which assist our customers in managing their existing customers and prescreen services that help our clients identify new opportunities with their customers. Customers for these products primarily include institutions in the banking, brokerage, retail, insurance, and mortgage industries as well as companies primarily focused on digital and interactive marketing.

International

The International operating segment includes our Canada Consumer, Europe and Latin America business units. These business units offer products that are similar to those available in the USCIS operating segment, and to a lesser extent our North America Commercial and Personal Solutions segments, although data sources tend to rely more heavily on government agencies than in the U.S. These products generate revenue in Argentina, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Paraguay, Peru, Portugal, Spain, the U.K. and Uruguay. We also maintain support operations in the Republic of Ireland, Chile and Costa Rica. We have an investment in the second largest consumer and commercial credit information company in Brazil and offer consumer credit services in Russia and India through joint ventures.

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

Europe. Our European operation provides information solutions, marketing and personal solutions products. Information solutions and personal solutions products are generated from information that we maintain and include credit reporting and scoring, asset information, risk management, fraud detection and modeling services. Most of these products are sold in the U.K. with a more limited set of information solutions products sold in Portugal and Spain. Our commercial products, such as business credit reporting and commercial risk management services, are only available in the U.K. Marketing products, which are similar to those offered in our CFMS business unit, are primarily available in the U.K. and, to a lesser extent, in Spain.

Latin America. Our Latin American operation provides consumer and commercial information solutions products and marketing products. We offer a full range of products, generated from credit records that we maintain, including credit reporting and scoring, decisioning technology, risk management, identity verification and fraud detection services. Our consumer products are the primary source of revenue in each of the countries in which we operate. We also offer various commercial products, which include credit reporting, decisioning tools and risk management services, in the countries we serve. Additionally, we provide a variety of consumer and commercial marketing products generated from our credit information databases, including business profile analysis, business prospect lists and database management. The countries in which we operate include Argentina, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Paraguay, Peru and Uruguay.

TALX Workforce Solutions

TALX Workforce Solutions operates in the U.S. through two business units, as follows:

Verification Services. Verification Services include employment, income and social security number verification services. Our online verification services enable employers to direct third-party verifiers to our work number database to verify the employee’s employment status and income information. We also offer an offline research verification service which expands employment verification to locate data outside our existing work number database. In 2009, we increased our services to provide IRS income verifications using the IncomeChek ® product as well as identity verification through a secure, web-based portal using the DirectChek ® product.

We rely on payroll data received from over 2,250 organizations, including almost three quarters of Fortune 500 companies, to regularly update the database. This data is updated as employers transmit data electronically directly to us from their payroll systems. Employers contract to provide this data to us for specified periods under the terms of contracts which range from one to five years. We use this data to provide employment and income verifications to third-party verifiers; the fees we charge for these services are generally per transaction. After the expiration of the applicable contract, absent renewal by mutual agreement of the parties, we generally do not have any further right to use the employment data we obtained pursuant to the contract. We have not experienced significant turnover in the employer contributors to the database because we generally do not charge them to add their employment data to the database and the verification service we offer relieves them of the administrative burden and expense of responding to third party employment verification requests. The database contained approximately 210 million current and historic employment records at December 31, 2011.

Employer Services. These services are aimed at reducing the cost to the human resources function of businesses through a broad suite of services including assisting with employment tax matters designed to reduce the cost of unemployment claims through effective claims representation and management and efficient processing and to better manage the tax rate that employers are assessed for unemployment taxes; comprehensive services designed to research the availability of employment-related tax credits (e.g., the federal work opportunity and welfare to work tax credits and state tax credits), process the necessary filings and assist the customer in obtaining the tax credit; W-2 management services (which include initial distribution, reissue and correction of W-2 forms); paperless pay services that enable employees to electronically receive pay statement information as well as review and change direct deposit account or W-4 information; integrated electronic time capture and reporting services; paperless new-hire services to bring new workers on board using electronic forms; I-9 management services designed to help clients electronically comply with the immigration laws that require employers to complete an I-9 form for each new hire; and planning and improving the cost effectiveness of talent recruitment and management through secure, electronic-based psychometric testing and assessments, as well as onboarding services using online forms to complete the new hire process for employees of corporate and government agencies.

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

North America Commercial Solutions

Our Commercial Solutions products are derived from databases of credit, financial and marketing information regarding businesses in the U.S. and Canada. Databases we have compiled include loan; credit card; public records and leasing history data; trade accounts receivable performance; and Secretary of State and Securities and Exchange Commission registration information. We also offer scoring and analytical services that provide additional information to help mitigate the credit risk assumed by our customers. We also have a marketing database which hosts approximately 50 million commercial demographic data records from around the world helping companies to identify corporate family structures for enterprise visibility of customers and suppliers. In addition, we are integrating information from other databases, such as asset information, that will make our marketing services offerings more valuable.

A portion of the business records included in the U.S. credit database has been developed in part from the Small Business Financial Exchange, Inc., or SBFE. SBFE members, including a number of commercial lending financial institutions, contribute their data to the member-owned SBFE database which we exclusively manage and market the data. Our contract with the SBFE is scheduled to expire at the end of 2012, unless renewed by mutual agreement of the parties. While we have successfully maintained our access to the data at prior renewal dates, the information comprising the database is generally not owned by us, and the SBFE could decide that we no longer have exclusive marketing rights to the information in the database, the SBFE could elect to have another party manage the database, or the participating organizations could discontinue contributing information to the database.

OUR BUSINESS STRATEGY

Our strategic objective is to be the trusted provider of information driven solutions that empower our customers with the ability to make critical decisions with greater confidence. Data is at the core of our value proposition. Leveraging our extensive resources, we deliver differentiated decisions through a broad and diverse set of data assets, sophisticated analytics and proprietary decisioning technology. Our comprehensive set of data assets can provide an in-depth view of the consumer’s financial potential and opportunity including their propensity, ability and capacity to pay. Our long-term corporate growth strategy is driven by the following initiatives:

•	Increase penetration of our customers’ information solutions needs. We seek to increase our share of customers’ spending on information-related services through the development and introduction of new products, pricing our services in accordance with the value they create, increasing the range of current services utilized by our customers, and improving the quality and effectiveness of our sales organization and customer support interactions with consumers. We are also helping customers address increased compliance.

•	Deploy decisioning technologies and analytics globally. We continue to invest in and develop new technology to enhance the functionality, cost-effectiveness and security of the services we offer and further differentiate our products from those offered by our competitors. In addition to custom products for large customers, we develop off-the-shelf, decisioning technology platforms that are more cost-effective for medium- and smaller-sized customers. We also develop predictive scores and analytics, some of which leverage multiple data assets, to help customers acquire new customers and manage their existing customer relationships. We develop a broad array of industry, risk management, cross-sell and account acquisition models to enhance the precision of our customers’ decisioning activities.

•	Invest in unique data sources. We continue to invest in and acquire unique sources of credit and non-credit information to enhance the variety and quality of our services while increasing customers’ confidence in information-based business decisions. Areas of focus for investment in new sources of data include, among others, positive payment data, real estate data and new commercial business data.

•	Pursue new vertical markets and expand into emerging markets. We believe there are many opportunities to expand into emerging markets both in the U.S. and internationally. In the U.S., our Capital Markets area offers unique products which enable investors and underwriters to have a more current and relevant understanding of the inherent risk in a portfolio of loans. Our Mortgage Services business continues to expand its presence in the mortgage value chain with a broader offering of mortgage underwriting services. Also, we will continue to invest in growing our ventures in Russia, India and Brazil.

COMPETITION

The market for our products and services is highly competitive and is subject to constant change. Our competitors vary widely in size and the nature of the products and services they offer. Sources of competition are numerous and include the following:

•	Competition for our consumer information solutions and personal solutions products varies by both application and industry, but generally includes two global consumer credit reporting companies, Experian, and TransUnion, both of which offer a product suite similar to our credit reporting solutions, and LifeLock, a national provider of personal identity theft protection products. There are also a large number of smaller competitors who offer competing products in specialized areas (such as fraud prevention, risk management and application processing and decisioning solutions) and software companies offering credit modeling services or analytical tools. We believe that our products offer our customers an advantage over those of our competitors because of the depth and breadth of our consumer information files, which we believe to be superior in terms of accuracy, coverage and availability. Other differentiators include our decisioning technology and the features and functionality of our analytical services. Our competitive strategy is to emphasize improved decision-making and product quality while remaining competitive on price. Our marketing services products also compete with the foregoing companies and others who offer demographic information products, including Acxiom Corporation, Harte-Hanks, Inc. and infoGROUP, Inc. We also compete with Fair Isaac Corporation with respect to certain of our analytical tools.

•	Competition for our commercial solutions products primarily includes Experian, The Dun & Bradstreet Corporation, and Cortera, Inc., and providers of these services in the international markets we serve. We believe our U.S. small business loan information from financial institutions is a unique database and enables more efficient and effective decision-making for the small business segment of that market.

•	Competition for our employment and income verification services includes large employers who serve their own needs through in-house systems to manage verification as well as regional online verification companies, such as Verify Jobs and First Advantage, who offer verification services along with other human resources and tax services. Competition for TALX Employer Services includes payroll processors such as Automatic Data Processing, Inc., or ADP, Paychex, Inc. and Ceridian Corporation. Competitors of our Tax Management Services include in-house management of this function primarily by large employers; ADP; and a number of smaller regional firms that offer tax management services (including Barnett Associates, Thomas & Thorngren, UC Advantage). Talent Management Services competitors include assessment service providers that offer proprietary content (Previsor, Inc., Development Dimensions International, Brainbench, Inc.), human resources consulting firms (AON Corporation, Towers Watson, Right Management Consulting) and assessment or test publishers that have proprietary delivery platforms (Devine Group, Inc., Hogan Assessments Systems, Inc., SHL Group plc).

While we believe that none of our competitors offers the same mix of products and services as we do, certain competitors may have a larger share of particular geographic or product markets or operate in geographic areas where we do not currently have a presence.

We assess the principal competitive factors affecting our markets to include: product attributes such as quality, depth, coverage, adaptability, scalability, interoperability, functionality and ease-of-use; product price; technical performance; access to unique proprietary databases; availability in application service provider, or ASP, format; quickness of response, flexibility and customer services and support; effectiveness of sales and marketing efforts; existing market penetration; new product innovation; and our reputation as a trusted steward of information.

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

	Percentage of
	Consolidated Revenue
	2011	2010

Financial	26%	26%
Mortgage	15%	15%
Consumer	11%	10%
Employers	10%	11%
Commercial	7%	8%
Telecommunications	7%	7%
Retail	5%	5%
Automotive	4%	4%
Other (1)	15%	14%
	100%	100%

(1)	Other includes revenue from marketing services, government, insurance and health care end-users.

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

Our largest geographic market segments are North America (the U.S. and Canada); Europe (the U.K., Spain and Portugal); and Latin America (Argentina, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Paraguay, Peru and Uruguay). We also maintain support operations in the Republic of Ireland, Chile and Costa Rica. We have an investment in the second largest consumer and commercial credit information company in Brazil and offer consumer credit services in Russia and India through joint ventures.

Revenue from international customers, including end-users and resellers, amounted to 26% of our total revenue in 2011 and 27% of our total revenue in 2010 and 2009.

TECHNOLOGY AND INTELLECTUAL PROPERTY

We generally seek protection under federal, state and foreign laws for strategic or financially important intellectual property developed in connection with our business. Certain intellectual property, where appropriate, is protected by registration under applicable trademark laws or by prosecution of patent applications. We own several patents registered in the U.S. and certain foreign countries. We also have certain registered trademarks in the U.S. and in many foreign countries. The most important of these are “Equifax,” “TALX”, “The Work Number” and many variations thereof. These trademarks are used in connection with most of our product lines and services. The Company believes that, in the aggregate, the rights under these patents and trademarks are generally important to its operations and competitive position, but does not regard any of its businesses as being dependent upon any single patent or group of patents or trademark. However, certain Company trademarks, which contribute to the Company’s identity and the recognition of its products and services, including but not limited to the “Equifax” trademark, are an integral part of our business, and their loss could have a material adverse effect on the Company.

We license other companies to use certain data, technology and other intellectual property rights we own or control, primarily as core components of our products and services, on terms that are consistent with customary industry standards and that are designed to protect our interest in our intellectual property. Other companies license us to use certain data, technology and other intellectual property rights they own or control, none of which is material to our business except for a license from Fair Isaac Corporation, relating to certain credit-scoring algorithms and the right to sell credit scores derived from them. This license has a five-year term expiring in June 2013 and provides for usage-based fees. Additionally, the licenses do not contain early termination provisions except for standard provisions providing the right to terminate in the event of breach by the other party. We do not hold any franchises or concessions that are material to our business or results of operations.

INFORMATION SECURITY AND GOVERNMENT REGULATION

Safeguarding the privacy and security of consumer credit information, whether delivered online or in an offline format, is a top priority. We recognize the importance of secure online transactions and we maintain physical, administrative, and technical safeguards reasonably designed to protect personal and business identifiable information. We have security protocols and measures in place to protect information from unauthorized access or alteration. These measures include internal and external firewalls, physical security and technological security measures, and encryption of certain data.

Our databases are regularly updated by information provided by financial institutions, telecommunications companies, other trade credit providers, employers, public records vendors and government agencies. Various laws and regulations govern the collection and use of this information. These laws and existing and proposed regulations impact how we are able to provide information to our customers and may significantly increase our compliance costs. We are subject to differing laws and regulations depending on where we operate.

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

Examples include:

•	The Fair Credit Reporting Act, or FCRA, which governs among other things the reporting of information to consumer reporting agencies that engage in the practice of assembling or evaluating certain information relating to consumers, including our credit reporting business and employment verification; making prescreened offers of credit; the sharing of consumer report information among affiliated and unaffiliated third parties; access to credit scores; and requirements for data furnishers and users of consumer report information. Violation of the FCRA, or of similar state laws, can result in an award of actual damages, as well as statutory and/or punitive damages in the event of a willful violation.

•	The Fair and Accurate Credit Transactions Act (2003), or FACT Act, which amended the FCRA and requires, among other things, nationwide consumer credit reporting agencies, such as us, upon the request of a consumer, to place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud, and furnish a free annual credit file disclosure to consumers through a centralized request facility we have established with the other nationwide credit reporting agencies. FACT Act regulations also require financial institutions to develop policies and procedures to identify potential identity theft, and consumer credit report notice requirements for lenders that use consumer report information in connection with risk-based credit pricing actions. Entities that furnish information to consumer reporting agencies are required to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate. Mortgage lenders are required to disclose credit scores to consumers. Additionally, the FACT Act prohibits a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (“opt-out”), subject to certain exceptions.

•	The Financial Services Modernization Act (1999), or Gramm-Leach-Bliley Act, or GLB, which, among other things, regulates the use of non-public personal financial information of consumers that is held by financial institutions. Equifax is subject to various GLB provisions, including rules relating to the physical, administrative and technological protection of non-public personal financial information. Breach of the GLB can result in civil and/or criminal liability and sanctions by regulatory authorities, such as fines of up to $100,000 per violation and up to five years imprisonment for individuals.

•	The Health Insurance Portability and Accountability Act (1996), or HIPAA, which requires reasonable safeguards to prevent intentional or unintentional use or disclosure of protected health information.

•	Most states in the U.S. have passed versions of security breach notification and credit file freeze legislation. A file freeze enables consumers to place and lift a freeze on access to their credit files. File freeze laws impose differing requirements on credit reporting agencies with respect to how and when to respond to such credit file freeze requests and in the fees, if any, the agencies may charge for freeze-related actions.

•	Federal and state laws governing the use of the Internet and regulating telemarketing, including the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act (2003), or CAN-SPAM, which regulates commercial email, prohibits false or misleading header information, requires that a commercial email be identified as an advertisement, and requires that commercial emails give recipients an opt-out method. Senate Bill 3386, enacted into federal law, seeks to protect online consumers from unfair and deceptive sales tactics on the Internet. Other Internet privacy laws and regulations have been proposed from time to time to address digital marketing, i.e., how personal information is collected and distributed online, including behavioral advertising.

•	Fannie Mae and Freddie Mac regulations applicable to our credit reporting and mortgage solutions products, the Real Estate Settlement Procedures Act and HUD’s Regulation X, which requires the disclosure of certain basic information to borrowers concerning settlement costs and prohibits the charging of unearned fees and certain “kickbacks” or other fees for referrals in connection with a residential mortgage settlement service.

•	The Dodd-Frank Wall Street Reform and Consumer Protection Act (2010), or Dodd-Frank Act, represents a comprehensive overhaul of the financial services industry within the U.S. The Dodd-Frank Act will allow consumers free access to their credit score if their score negatively affects them in a financial transaction or a hiring decision, and also gives consumers access to credit score disclosures as part of an adverse action and risk-based pricing notice. Title X of the Dodd-Frank Act establishes the Bureau of Consumer Financial Protection, or CFPB, within the Federal Reserve Board, and will require the CFPB and other federal agencies to implement many new and significant rules and regulations. Significant portions of the Dodd-Frank Act related to the CFPB became effective on July 21, 2011. The CFPB has broad powers to promulgate, administer and enforce consumer financial regulations, including those applicable to use and our customers.

Under the Dodd-Frank Act, the CFPB is the principal supervisor and enforcer of federal consumer financial protection laws with respect to non-depository institutions, or “nonbanks”, including, without limitation, any “covered person” who is a “larger participant” in a market for other consumer financial products or services.

With the appointment of a CFPB Director by the President on January 4, 2012, the CFPB has begun to exercise authority to define unfair, deceptive or abusive acts and practices and to require reports and conduct examinations of these entities for purposes of assessing compliance with federal consumer financial protections laws; obtaining information about the activities and compliance systems or procedures of such entities; and detecting and assessing risks to consumers and to markets for consumer financial products and services. The exercise of this supervisory authority must be risk-based, meaning that the CFPB will identify nonbanks for examination based on the risk they pose to consumers, including consideration of the entity’s asset size, transaction volume, risk to consumers, existing oversight by state authorities, and any other factors that the CFPB determines to be relevant. On February 16, 2012, the CFPB issued a proposed rule designating certain consumer reporting agencies, including the Company, as within its nonbank supervision program for “larger participants.” The CFPB must issue its final rule by July 21, 2012.

As a “larger market participant,” we are subject to CFPB supervisory, examination and enforcement authority. Such examination may include the filing of reports, reviewing materials we use to offer products and services and our compliance management systems and procedures. When a nonbank is in violation of federal consumer financial laws, including the CFPB’s own rules, the CFPB may pursue administrative proceedings or litigation to enforce these laws and rules. In these proceedings, the CFPB can obtain cease and desist orders, which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief, and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1 million per day for knowing violations. Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). If the CFPB or one or more state officials believe that we have committed a violation of the foregoing laws, they could exercise their enforcement powers in a manner that would have a material adverse effect on us.

At this time, we cannot predict the extent to which the Dodd-Frank Act or the resulting rules and regulations, including those of the CFPB, will impact the U.S. economy or our business.

Compliance with these new laws and regulations may require changes in the way we conduct our business and may result in additional compliance costs, which could be significant and could adversely impact our results of operations, financial condition or liquidity.

International Data and Privacy Protection

We are subject to data protection, privacy and consumer credit laws and regulations in the various foreign countries where we do business, including, without limitation, the following:

•	In Canada, the federal and provincial privacy and provincial credit reporting laws apply to organizations with respect to personal information that they collect, use or disclose in the course of commercial activities. The laws are based on the National Standard of Canada Model Code for the Protection of Personal Information, covering accountability and identifying purposes, consent, collection, use, disclosure, retention, accuracy, safeguards, individual access and compliance. The federal and provincial privacy regulators have powers of investigation and intervention, and provisions of Canadian law regarding civil liability apply in the event of unlawful processing which is prejudicial to the persons concerned. The European Union, or EU, recognizes Canada as having adequate levels of protection for personal data transfers and processing.

•	In Europe, Equifax is subject to the EU data protection regulations, including the comprehensive EU Directive on Data Protection (1995), which imposes a number of obligations on Equifax with respect to use of personal data, and includes a prohibition on the transfer of personal information from the EU to other countries that do not provide consumers with an “adequate” level of privacy or security. The EU standard for adequacy is generally stricter and more comprehensive than that of the U.S. and most other countries. In the U.K., in addition to the EU Directive on Data Protection, the Data Protection Act of 1998 regulates the manner in which we can use third-party data. In addition, regulatory limitations affect our use of the Electoral Roll, one of our key data sources in the U.K. Generally, the data underlying the products offered by our U.K. Information Services and Personal Solutions product lines, excluding our Commercial Services products, are subject to these regulations. In Spain and Portugal, the privacy laws which are subject to the EU Directive on Data Protection regulate all credit bureau and personal solutions activities.

•	In Latin America, consumer data protection and privacy laws and regulations exist in Argentina, Chile, Peru and Uruguay. Uruguay generally follows the EU data protection model. There are also constitutional provisions in Argentina, Chile, Peru and certain other countries which declare the right to seek judicial protection regarding the use of personal data, and in many of those countries grant individuals the right to access and correction of information in the possession of data controllers. Chile is in the process of revising its credit reporting provisions to promote more transparency about data use, and will consider new data protection legislation later this year. The EU recognizes Argentina as having adequate levels of protection for personal data transfers and processing.

•	In India, several pieces of legislation, including the Information Technology Act 2000 and the Credit Information Companies Regulation Act 2005 establish a federal data protection framework. Entities that collect and maintain personal credit information to ensure that it is complete, accurate and safeguarded, and must adopt certain privacy principles with respect to collecting, processing, preserving, sharing and using such credit information.

Tax Management Services

The Tax Management Services business within our TALX Workforce Solutions segment is potentially impacted by changes in U.S. tax laws or interpretations, for example, those pertaining to work opportunity tax credits and unemployment compensation claims. A subsidiary of TALX Workforce Solutions, Talent Management, provides employee testing, assessment and talent management services to the federal government through a number of primary contracts and subcontracts with federal agencies, including the Transportation Security Administration. These contracts may be adversely affected by changes in U.S. federal government programs or contractor requirements, including the adoption of new laws or regulations.

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

PERSONNEL

Equifax employed approximately 6,500 employees in 15 countries as of December 31, 2011. None of our U.S. employees are subject to a collective bargaining agreement and no work stoppages have been experienced. Pursuant to local laws, certain of our employees in Argentina and Spain are covered under government-mandated collective bargaining regulations that govern general salary and compensation matters, basic benefits and hours of work.

EXECUTIVE OFFICERS OF EQUIFAX

The executive officers of Equifax and their ages and titles are set forth below. Business experience and other information is provided in accordance with SEC rules.

Richard F. Smith (52) has been Chairman and Chief Executive Officer since December 15, 2005. He was named Chairman-Elect and Chief Executive Officer effective September 19, 2005 and was elected as a Director on September 22, 2005. Prior to that, Mr. Smith served as Chief Operating Officer, GE Insurance Solutions, from 2004 to September 2005 and President and Chief Executive Officer of GE Property and Casualty Reinsurance from 2003 to 2004.

Lee Adrean (60) has been Corporate Vice President and Chief Financial Officer since October 2006. Prior to joining Equifax, he served as Executive Vice President and Chief Financial Officer of NDCHealth Corporation from 2004 to 2006. Prior thereto, he served as Executive Vice President and Chief Financial Officer of EarthLink, Inc. from 2000 until 2004.

Kent E. Mast (68) has served as Corporate Vice President and Chief Legal Officer since 2000. His responsibilities include legal services, global sourcing, security and compliance, government and legislative relations, corporate governance and privacy functions.

Coretha M. Rushing (55) has been Corporate Vice President and Chief Human Resources Officer since 2006. Prior to joining Equifax, she served as an executive coach and HR Consultant with Atlanta-based Cameron Wesley LLC. Prior thereto, she was Senior Vice President of Human Resources at The Coca-Cola Company, where she was employed from 1996 until 2004.

Paul J. Springman (66) has served as Corporate Vice President and Chief Marketing Officer since February 2004. Prior thereto, he was head of the Predictive Sciences unit from August 2002 until February 2004.

David C. Webb (56) became Chief Information Officer on January 19, 2010. Prior thereto, he served as Chief Operations Officer for SVB Financial Corp. from 2008, and from 2004 to 2008 was Chief Information Officer. Mr. Webb was Vice President, Investment Banking Division at Goldman Sachs, a leading global investment banking, securities and investment management firm, from 1999 to 2004. He was Chief Information Officer at Bank One from 1997 to 1999.

Rodolfo M. Ploder (51) has been President, U.S. Consumer Information Solutions since July 2010. Prior thereto, he served as President, International from January 2007 until June 2010. Prior thereto, he was Group Executive, Latin America from February 2004 to January 2007.

J. Dann Adams (54) has been President of Equifax’s TALX subsidiary since July 2010. Prior thereto, he served as President, U.S. Consumer Information Solutions from 2007 to June 2010. Prior thereto, he served as Group Executive, North America Information Services from November 2003 until December 2006.

Paulino R. Barros (55) has been President, International since July 2010. Prior thereto, he served as President of PB&C Global Investments, LLC, an international consulting and investment firm. Prior thereto, he was President of Global Operations for AT&T.

Joseph M. Loughran, III (44) has been President, North America Personal Solutions since January 4, 2010. Prior thereto, he was Senior Vice President — Corporate Development from April 2006 to December 2009. Prior to joining Equifax he held various executive roles at BellSouth Corporation from May 2001 to April 2006, including most recently Managing Director-Corporate Strategy and Planning from May 2005 to April 2006. Prior to joining BellSouth, Mr. Loughran held various roles with McKinsey & Company, King & Spalding, and Lazard Frères & Co.

Alejandro (“Alex”) Gonzalez (42) has been President, North America Commercial Solutions since January 4, 2010. Prior thereto, he was Senior Vice President of Strategic Marketing from January 2006 to December 2009, and Customer Experience Leader for GE Insurance Solutions from January 2005 to December 2005.

Nuala M. King (58) has been Senior Vice President and Controller since May 2006. Prior thereto, she was Vice President and Corporate Controller from March 2004 to April 2006. Prior to joining Equifax, Ms. King served as Corporate Controller for UPS Capital from March 2001 until March 2004.

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections, including without limitation our expectations regarding the Company’s outlook, long-term organic and inorganic growth, and customer acceptance of our business solutions referenced below under “Business Environment, Company Outlook and Strategy.” These risks and uncertainties include, but are not limited to, those described below in Item 1A. Risk Factors, and elsewhere in this report and those described from time to time in our future reports filed with the United States Securities and Exchange Commission, or SEC. As a result of such risks and uncertainties, we urge you not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

We rely extensively upon data from external sources to maintain our proprietary and non-proprietary databases, including data received from customers, strategic partners and various government and public record sources. This includes the widespread and voluntary contribution of credit data from most lenders in the U.S and many other markets as well as the contribution of data under proprietary contractual agreements, such as employers’ contribution of employment and income data to The Work Number, financial institutions’ contribution of individual financial data to IXI, telecommunications, cable and utility companies’ contribution of payment and fraud data to the National Cable, Telecommunications and Utility Exchange, and financial institutions’ contribution of small business borrowing information to the Small Business Financial Exchange. Our data sources could withdraw their data from us for a variety of reasons, including legislatively or judicially imposed restrictions on use. Where we currently have exclusive use of data, the providers of the data sources could elect to make the information available to competitors. We also compete with several of our third-party data suppliers. If a substantial number of data sources or certain key data sources were to withdraw or be unable to provide their data, if we were to lose access to data due to government regulation, if we lose exclusive right to the use of data, or if the collection of data becomes uneconomical, our ability to provide products and services to our clients could be materially adversely impacted, which could result in decreased revenue, net income and earnings per share.

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

We also sell our information to competing firms, and buy information from certain of our competitors, in order to sell “tri-bureau” and other products, most notably into the mortgage and direct to consumer markets. Changes in prices between competitors for this information and/or changes in the design or sale of tri-bureau versus single bureau product offerings may affect our revenue or profitability.

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

Security breaches and other disruptions to our information technology infrastructure could interfere with our operations, and could compromise Company, customer and consumer information, exposing us to liability which could cause our business and reputation to suffer.

In the ordinary course of business, we rely upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including business-to-business and business-to-consumer electronic commerce and internal accounting and financial reporting systems. Additionally, we collect and store sensitive data, including intellectual property, proprietary business information, the proprietary business information and personally identifiable information of our customers, employees, consumers and suppliers, in data centers and on information technology networks. The secure operation of these networks and systems, and of the processing and maintenance of this information, is critical to our business operations and strategy.

Despite our substantial investment in security measures and business continuity plans, our information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to employee error or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage our reputation, which could adversely affect our business in lost sales, fines or lawsuits. Our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur. Also, our third party insurance coverage will vary from time to time in both type and amount depending on availability, cost and our decisions with respect to risk retention.

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

Our retirement and post retirement pension plans are subject to financial market risks that could adversely affect our future results of operations and cash flows.

We have significant retirement and post retirement pension plan assets and obligations. The performance of the financial markets and interest rates impact our plan expenses and funding obligations. Significant decreases in market interest rates, decreases in the fair value of plan assets and investment losses on plan assets will increase our funding obligations, and adversely impact our results of operations and cash flows.

Concerns regarding the European debt crisis and market perception concerning the instability of the euro, the potential reintroduction of individual currencies with the Eurozone, or the potential dissolution of the euro entirely, could adversely affect the Company’s business, results of operations and financing.

As a result of the debt crisis with respect to countries in Europe, in particular most recently in Greece, Italy, Ireland, Portugal and Spain, concerns have been raised regarding the debt burden of certain countries using the euro as their currency and their ability to meet future financial obligations, the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. These concerns could lead to the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the euro currency entirely. Should the euro be dissolved entirely, the legal and contractual consequences for holders of euro-denominated obligations would be determined by laws in effect at such time. These potential developments, or market perceptions concerning these and related issues, could adversely affect the value of the Company's euro-denominated assets and obligations, particularly in Portugal, Spain and Ireland, and the future profitability or even viability of our operations in those countries. In addition, concerns over the effect of this financial crisis on financial institutions in Europe and globally could have an adverse impact on global economies and capital markets generally, and more specifically on the Company's business in Europe and the ability of the Company and its customers, suppliers and lenders to finance their respective businesses, to access liquidity at acceptable financing costs, if at all, and on the demand for our products and services.

We may suffer adverse financial consequences if Computer Sciences Corporation requires us to purchase its credit reporting business at a time when the public equity or debt markets or other financing conditions are unfavorable to us.

In 1988, we entered into an agreement with Computer Sciences Corporation, or CSC, and certain of its affiliates under which CSC’s credit reporting agencies utilize our computerized credit database services. Under this agreement, CSC has an option, exercisable at any time, to sell its credit reporting business to us. The option expires in August 2013. The option exercise price will be determined by an appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if CSC were to exercise the option at December 31, 2011, the option price would have been approximately $650 million to $750 million. This estimate is based solely on our internal analysis of the value of the business, current market conditions and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than the estimated amount. If CSC were to exercise its option, we would have to obtain additional sources of funding. We believe that this funding would be available from sources such as additional bank lines of credit and the issuance of public debt and/or equity. However, the availability and terms of any such capital financing would be subject to a number of factors, including credit or equity market conditions, general economic conditions and our financial performance and condition. Because we do not control the timing of the exercise, if any, by CSC of its option, we could be required to seek such financing and increase our debt levels at a time when market or other conditions are unfavorable.

The acquisition, integration or divestiture of businesses by us may not produce the desired financial or operating results.

During 2011, we completed the acquisition of various businesses in separate transactions, including DataVision Resources and several smaller domestic and international acquisitions, and merged our Brazilian business with and into Boa Vista Servicos in exchange for an equity interest in Boa Vista Servicos. Expected benefits, synergies and growth from these initiatives may not materialize as planned. We may have difficulty assimilating new businesses and their products, services, technologies, and personnel into our operations. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and materially adversely affect our operating results and financial condition. Also, we may not be able to retain key management and other critical employees after an acquisition.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, was enacted in 2010 to broadly reform practices in the financial services industry. Title X of the Dodd-Frank Act established a new Bureau of Consumer Financial Protection, or CFPB, to protect consumers from abusive financial services practices. The CFPB will have authority to write rules impacting the business of credit reporting companies, including the Company, and also to supervise, conduct examinations of, and enforce compliance as to federal consumer financial protections laws and regulations, with respect to certain “non-depository covered persons” determined by the CFPB to be “larger participants” that offer consumer financial products and services. On February 16, 2012, the CFPB issued a proposed rule that would include our credit reporting agency under the CFPB nonbank supervision program. These laws and regulations (as well as actions that may be taken by legislatures and regulatory bodies in other countries) could limit our ability to pursue business opportunities we might otherwise consider engaging in, impose additional costs on us, result in significant loss of revenue, impact the value of assets we hold, or otherwise significantly adversely affect our business.

As in the United States, legislation regarding the availability or use of consumer and commercial data has been, and continues to be, proposed from time to time in various foreign countries in which we have operations, most notably in certain Latin American countries. These proposals have in some cases had the potential to expand the availability or uses of information and in other cases had the potential to restrict the availability or use of information we currently maintain. Accordingly, such possible regulatory action could either increase or decrease our potential revenue and profits.

We derive a portion of our revenue from direct and indirect sales to U.S., state, local and foreign governments and their respective agencies. Such contracts are subject to various procurement laws and regulations, and contract provisions relating to their formation, administration and performance. Failure to comply with these laws, regulations or provisions in our government contracts could result in the imposition of various civil and criminal penalties, termination of contracts, forfeiture of profits, suspension of payments, or suspension of future government contracting. If our government contracts are terminated, if we are suspended from government work, or if our ability to compete for new contracts is adversely affected, our business could suffer.

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

Sales outside the U.S. comprise 26% of our net operating revenue and, as a result, our business is subject to various risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent an increasing portion of our total revenue. In addition, many of our employees, suppliers, job functions and facilities are increasingly located outside the U.S. Accordingly, our future results could be harmed by a variety of factors including changes in specific country or region political, economic or other conditions; trade protection measures; data privacy and consumer protection regulations; difficulty in staffing and managing widespread operations; differing labor, intellectual property protection and technology standards and regulations; business licensing requirements or other requirements relating to making foreign direct investments, which could increase our cost of doing business in certain jurisdictions, prevent us from entering certain markets, increase our operating costs or lead to penalties or restrictions; difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner; and geopolitical instability, including terrorism and war.

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

Additionally, we must comply with complex foreign and U.S. laws and regulations, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other local laws prohibiting corrupt payments to government officials, and anti-competition regulations. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, restrictions on our business conduct and on our ability to offer products in one or more countries, and could adversely affect our brand, our ability to attract and retain employees, our international operations, our business and operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors or agents, as well as those companies to which we outsource certain of our business operations, will not violate our policies.

Our business will suffer if we are not able to retain and hire key personnel.

Our future success depends partly on the continued service of our key development, sales, marketing, executive and administrative personnel. Additionally, increased retention risk exists in certain key areas of our operations that require specialized skills, such as maintenance of certain legacy computer systems, data security experts and analytical modelers. If we fail to retain and hire a sufficient number of these personnel, we will not be able to maintain or expand our business. We believe our pay levels are competitive within the regions that we operate. However, there is intense competition for certain highly technical specialties in geographic areas where we continue to recruit, and it may become more difficult to retain our key employees.

Unfavorable results of legal proceedings could materially affect us.

We are subject to various legal proceedings and claims, including putative class action claims, that have arisen out of the ordinary conduct of our business and are not yet resolved and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. We may be faced with significant monetary damages or injunctive relief against us that would materially adversely affect a portion of our business and might materially affect our financial condition and operating results.

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

In addition to the specific factors discussed above, we are subject to risks that are inherent to doing business. These include growth rates, general economic and political conditions, customer satisfaction with the quality of our services, costs of obtaining insurance, changes in unemployment rates, and other events that can impact revenue and the cost of doing business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive offices are located at 1550 Peachtree Street, N.W., Atlanta, Georgia. Our other properties are geographically distributed to meet sales and operating requirements worldwide. We consider these properties to be both suitable and adequate to meet our current operating requirements, and most of the space is being utilized. We ordinarily lease office space for conducting our business and are obligated under approximately 80 leases and other rental arrangements for our field locations. We owned six office buildings at December 31, 2011, including our executive offices, two buildings which house our Atlanta, Georgia data center, two buildings utilized by our TALX Workforce Solutions operations located in St. Louis, Missouri and Charleston, South Carolina, as well as a building utilized by our Latin America operations located in Sao Paulo, Brazil. We also own 23.5 acres adjacent to the Atlanta, Georgia data center.

For additional information regarding our obligations under leases, see Note 7 of the Notes to Consolidated Financial Statements in this report. We believe that suitable additional space will be available to accommodate our future needs.

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

For information regarding contingent tax claims raised by the Canada Revenue Agency, and our accounting for legal contingencies, see Note 7 of the Notes to Consolidated Financial Statements in this report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Equifax’s common stock is traded on the New York Stock Exchange under the symbol “EFX.” As of January 31, 2012, Equifax had approximately 5,433 holders of record; however, Equifax believes the number of beneficial owners of common stock exceeds this number.

The table below sets forth the high and low sales prices per share of Equifax common stock, as reported on the New York Stock Exchange, for each quarter in the last two fiscal years and dividends declared per share:

	High Sales Price	Low Sales Price	Dividends (1)
	(In dollars)
2011
First Quarter	$38.88	$34.48	$0.16
Second Quarter	$39.90	$33.44	$0.16
Third Quarter	$35.75	$28.59	$0.16
Fourth Quarter	$39.26	$29.07	$0.16

2010
First Quarter	$36.63	$30.93	$0.04
Second Quarter	$36.22	$27.98	$0.04
Third Quarter	$32.29	$27.64	$0.04
Fourth Quarter	$36.13	$30.53	$0.16

(1)	Equifax’s Senior Credit Facility restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if a default exists or would result according to the terms of the credit agreement.

Shareholder Return Performance Graph

The following graph compares Equifax’s five-year cumulative total shareholder return with that of the Standard & Poor’s Composite Stock Index (S&P 500) and a peer group index, the Dow Jones U.S. General Financial Index. The graph assumes that value of the investment in our Common Stock and each index was $100 on the last trading day of 2006 and that all quarterly dividends were reinvested without commissions. Our past performance may not be indicative of future performance.

COMPARATIVE FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG EQUIFAX INC., S&P 500, AND DOW JONES U.S. GENERAL FINANCIAL INDICES

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

AMONG EQUIFAX INC., S&P 500 INDEX, AND DJ US GENERAL FINANCE INDEX

	Fiscal Year Ended December 31,
	Initial	2007	2008	2009	2010	2011
Equifax, Inc.	100.00	89.92	65.94	77.27	89.82	99.58
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.75
DJ US General Financial Index	100.00	84.66	32.42	49.11	50.87	44.96

The table below contains information with respect to purchases made by or on behalf of Equifax of its common stock during the fourth quarter ended December 31, 2011:

Issuer Purchases of Equity Securities

				Maximum Number
				(or Approximate
			Total Number	Dollar Value)
	Total	Average	of Shares Purchased	of Shares that May
	Number	Price	as Part of	Yet Be Purchased
	of Shares	Paid	Publicly-Announced	Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
September 30, 2011				$179,268,333
October 1 - October 31, 2011	155,802	$35.50	154,503	$173,783,477
November 1 - November 30, 2011	1,453,819	$35.15	1,452,781	$122,718,224
December 1 - December 31, 2011	282,500	$37.49	282,500	$112,127,299
Total	1,892,121	$35.53	1,889,784	$112,127,299

(1)	The total number of shares purchased includes: (a) shares purchased pursuant to our publicly-announced share repurchase program, or Program; and (b) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options and vesting of restricted stock, totaling 1,299 shares for the month of October 2011, 1,038 shares for the month of November 2011, and none for the month of December 2011.

(2)	Average price paid per share for shares purchased as part of our publicly-announced plan (includes brokerage commissions).

(3)	Under the share repurchase program authorized by our Board of Directors, we purchased 4.2 million common shares on the open market during the twelve months ended December 31, 2011 for $142.3 million. At December 31, 2011, the amount authorized for future share repurchases under the Program was $112.1 million.

Information relating to compensation plans under which the Company’s equity securities are authorized for issuance is included in the section captioned “Equity Compensation Plan Information” in our 2012 Proxy Statement and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The table below summarizes our selected historical financial information for each of the last five years. The summary of operations data for the years ended December 31, 2011, 2010 and 2009, and the balance sheet data as of December 31, 2011 and 2010, have been derived from our audited Consolidated Financial Statements included in this report. The summary of operations data for the years ended December 31, 2008 and 2007, and the balance sheet data as of December 31, 2009, 2008 and 2007, have been derived from our audited Consolidated Financial Statements not included in this report. The historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements in this report.

	Twelve Months Ended
	December 31,
	2011(6)	2010(5)	2009(1)(2)(3)	2008(2)(3)	2007(4)
	(In millions, except per share data)
Summary of Operations:
Operating revenue	$1,959.8	$1,859.5	$1,716.0	$1,813.6	$1,706.7
Operating expenses	$1,488.8	$1,429.5	$1,334.2	$1,374.6	$1,261.7
Operating income	$471.0	$430.0	$381.8	$439.0	$445.0
Consolidated income from continuing operations	$240.2	$243.3	$224.4	$254.9	$252.7
Discontinued operations, net of tax (5)	$1.5	$31.5	$16.1	$24.1	$26.1
Net income attributable to Equifax	$232.9	$266.7	$233.9	$272.8	$272.7
Dividends paid to Equifax shareholders	$78.1	$35.2	$20.2	$20.5	$20.7
Diluted earnings per common share
Net income from continuing operations attributable to Equifax	$1.87	$1.86	$1.70	$1.91	$1.83
Discontinued operations attributable to Equifax	0.01	0.25	0.13	0.18	0.19
Net income attributable to Equifax	$1.88	$2.11	$1.83	$2.09	$2.02
Cash dividends declared per common share	$0.64	$0.28	$0.16	$0.16	$0.16
Weighted-average common shares
outstanding (diluted)	123.7	126.5	127.9	130.4	135.1

	As of December 31,
	2011	2010	2009(1)	2008	2007(4)
	(In millions)
Balance Sheet Data:
Total assets	$3,508.6	$3,437.5	$3,550.5	$3,260.3	$3,523.9
Short-term debt and current maturities	$47.2	$20.7	$183.2	$31.9	$222.1
Long-term debt, net of current portion	$966.0	$978.9	$990.9	$1,187.4	$1,165.2
Total debt, net	$1,013.2	$999.6	$1,174.1	$1,219.3	$1,387.3
Total equity	$1,722.1	$1,708.4	$1,615.0	$1,323.5	$1,408.0

(1)	On October 27, 2009, we acquired IXI Corporation for $124.0 million. On November 2, 2009, we acquired Rapid Reporting Verification Company for $72.5 million. The results of these acquisitions are included in our Consolidated Financial Statements subsequent to the acquisition dates. For additional information about these acquisitions, see Note 4 of the Notes to Consolidated Financial Statements in this report.

(2)	During 2009 and 2008, we recorded restructuring and asset write-down charges of $24.8 million and $16.8 million, respectively ($15.8 million and $10.5 million, respectively, net of tax). For additional information about the 2009 charges, see Note 12 of the Notes to the Consolidated Financial Statements in this report.

(3)	During 2009, we recorded a $7.3 million income tax benefit related to our ability to utilize foreign tax credits beyond 2009. In 2008 and 2006, we recorded income tax benefits of $14.6 million and $9.5 million, respectively, related to uncertain tax positions for which the statute of limitations expired.

(4)	On May 15, 2007 we acquired all of the outstanding shares of TALX. Under the terms of the transaction, we issued 20.6 million shares of Equifax common stock and 1.9 million fully-vested options to purchase Equifax common stock, and paid approximately $288.1 million in cash, net of cash acquired. We also assumed TALX’s outstanding debt, which had a fair value totaling $177.6 million at May 15, 2007. The results of TALX’s operations are included in our Consolidated Financial Statements beginning on the date of acquisition.

(5)	On April 23, 2010, we sold our APPRO product line (“APPRO”) for approximately $72 million. On July 1, 2010, we sold the assets of our Direct Marketing Services division (“DMS”) for approximately $117 million. Both of these were previously reported in our U.S. Consumer Information Solutions segment. We have presented the APPRO and DMS operations as discontinued operations for all periods presented. For additional information about these divestitures, see Note 3 of the Notes to Consolidated Financial Statements in this report.

(6)	On May 31, 2011, we completed the merger of our Brazilian business with Boa Vista Serviços S.A. (“BVS”) in exchange for a 15% equity interest in BVS, which was accounted for as a sale and was deconsolidated. BVS, an unrelated third party whose results we do not consolidate, is the second largest consumer and commercial credit information company in Brazil.

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

The TALX Workforce Solutions segment consists of the Verification Services and Employer Services business units. Verification Services revenue is transaction based and is derived primarily from employment, income and social security number verifications. Employer Services revenues are derived from our provision of certain human resources business process outsourcing services that include both transaction- and subscription-based product offerings. These services assist our customers with the administration of unemployment claims and employer-based tax credits, the handling of certain payroll-related transaction processing, and the management of the assessment of new hires.

North America Personal Solutions revenue is both transaction- and subscription-based and is derived from the sale of credit monitoring, debt management and identity theft protection products, which we deliver to consumers through the mail and electronically via the internet.

North America Commercial Solutions revenue is principally transaction based, with the remainder project based, and is derived from the sale of business information, credit scores and portfolio analytics that enable customers to utilize our reports to make financial, marketing and purchasing decisions related to businesses.

Geographic Information.   We currently operate in the following countries: Argentina, Brazil, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Paraguay, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay, and the U.S. Our operations in the Republic of Ireland focus on data handling and customer support activities. We have an investment in the second largest consumer and commercial credit information company in Brazil and offer consumer credit services in India and Russia through joint ventures. Of the countries we operate in, 74% of our revenue was generated in the U.S. during the twelve months ended December 31, 2011.

Key Performance Indicators.   Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. Key performance indicators for the twelve months ended December 31, 2011, 2010 and 2009, include the following:

	Key Performance Indicators
	Twelve Months Ended
	December 31,
	2011	2010	2009
	(Dollars in millions, except per share data)
Operating revenue	$1,959.8	$1,859.5	$1,716.0
Operating revenue change	5%	8%	-5%
Operating income	$471.0	$430.0	$381.8
Operating margin	24.0%	23.1%	22.2%
Net income attributable to Equifax	$232.9	$266.7	$233.9
Diluted earnings per share from continuing operations	$1.87	$1.86	$1.70
Cash provided by operating activities	$408.7	$352.6	$418.4
Capital expenditures	$75.0	$99.8	$70.7

Operational and Financial Highlights.

•	On May 31, 2011, we completed the merger of our Brazilian business with Boa Vista Serviços S.A. (“BVS”) in exchange for a 15% equity interest in BVS, which was accounted for as a sale and was deconsolidated (the “Brazilian Transaction”). BVS, an unrelated third party whose results we do not consolidate, is the second largest consumer and commercial credit information company in Brazil.

•	On August 2, 2011, we acquired DataVision Resources, which provides data and business solutions to the mortgage, insurance and financial services industries, for $50.0 million. DataVision Resources is part of our TALX Workforce Solutions segment.

•	We repurchased 4.2 million shares of our common stock on the open market for $142.3 million during 2011.

Business Environment, Company Outlook and Strategy

Consumer and small business lending activity, is one of the key drivers of demand for our services. Lending activity is now growing at a moderate rate in most loan categories and markets around the world, but lenders continue to demonstrate caution in loan decisions due to continuing concerns about consumer and small business credit quality and about home values.  Mortgage lending activity, which is an important lending category for our company, is cyclical, based on fluctuations in both home sales and refinancing activity; and mortgage activity is currently below long term average activity levels, in part due to reduced home values. In addition, new financial regulations are increasing the compliance requirements for many of our customers and introduce new challenges as well as opportunities in the marketing of our product and service offerings to our customers. Real time decision-making for many of our customers has become more complex and reliant on quality data assets with broad market coverage. Our proprietary technology is efficient and sufficiently flexible to adapt to a broad array of decisioning applications. By linking data assets, we are able to develop high value solutions that improve the effectiveness of our customers’ decision-making activities. In an effort to respond to these market conditions, we have focused on the following activities:

•	Further diversification of our revenues by pursuing and investing in key strategic initiatives including new product innovation, differentiated decisioning solutions and analytics, leveraging and broadening our diverse data assets and enhancing our technology platforms.

•	Reorganizing our sales force with key customer teams dedicated to our largest accounts and broadening our product offerings to address the needs of our medium-to-smaller customers.
•	Acquiring new data assets and technologies both domestically and internationally.
•	Expanding and investing in attractive international markets, including Russia, India and Brazil.
•	Continuing our focus on managing expenses through the use of LEAN and other process improvement initiatives.

In 2012, we do not expect measurable improvement in the overall business environment. The environment will continue to be challenging as various countries deal with their particular political, budgetary, and economic issues. However, we currently expect that with our ongoing investments in new product innovation, technology infrastructure, strategic acquisitions, enterprise growth initiatives, and continuous process improvement will enable us to deliver long term average organic revenue growth between 6% and 8% with additional growth of 1% to 2% derived from strategic acquisitions, and we expect to grow earnings per share at a somewhat faster rate than revenue as a result of operating and financial leverage. The diversity of our data assets, the strength of our analytical capabilities, and our proprietary decisioning technology has enabled us to consistently deliver high value solutions that our clients integrate into their business operations. As our clients' business environment becomes more difficult and competitive, these high value solutions will enable them to operate their businesses more efficiently and effectively.

RESULTS OF OPERATIONS —

TWELVE MONTHS ENDED DECEMBER 31, 2011, 2010 AND 2009

Consolidated Financial Results

Operating Revenue

	Twelve Months Ended December 31,			Change
				2011 vs. 2010		2010 vs. 2009
Operating Revenue	2011	2010	2009	$	%	$	%
	(Dollars in millions)

U.S. Consumer Information Solutions	$792.6	$743.0	$712.2	$49.6	7%	$30.8	4%
International	492.9	482.8	438.6	10.1	2%	44.2	10%
TALX Workforce Solutions	404.3	395.6	346.4	8.7	2%	49.2	14%
North America Personal Solutions	180.7	157.6	149.0	23.1	15%	8.6	6%
North America Commercial Solutions	89.3	80.5	69.8	8.8	11%	10.7	15%
Consolidated operating revenue	$1,959.8	$1,859.5	$1,716.0	$100.3	5%	$143.5	8%

Revenue from continuing operations increased by 5% in 2011 compared to 2010. The deconsolidation of our Brazilian business, which resulted from the merger of our business into BVS during the second quarter of 2011, negatively impacted revenue by $48.7 million, compared to the prior year, while all other revenue increased by 8% compared to 2010, primarily driven by strong execution of key strategic initiatives across each of our businesses. The favorable effect of foreign exchange rates, in locations other than Brazil, did not have a material impact on revenue.

Revenue from continuing operations increased by 8% in 2010 compared to 2009.  The favorable effect of foreign exchange rates increased revenue by $24.1 million, or 1.4%, in 2010 compared to the prior year period.  Revenue grew over the prior year in each of our operating segments, primarily driven by strong execution of key strategic initiatives as well as growth contributed by 2009 acquisitions in USCIS and TALX Workforce Solutions.

Operating Expenses

	Twelve Months Ended December 31,			Change
				2011 vs. 2010		2010 vs. 2009
Operating Expenses	2011	2010	2009	$	%	$	%
	(Dollars in millions)

Consolidated cost of services	$768.5	$759.9	$718.8	$8.6	1%	$41.1	6%
Consolidated selling, general and administrative expenses	554.8	507.4	470.2	47.4	9%	37.2	8%
Consolidated depreciation and amortization expense	165.5	162.2	145.2	3.3	2%	17.0	12%
Consolidated operating expenses	$1,488.8	$1,429.5	$1,334.2	$59.3	4%	$95.3	7%

Cost of Services.   The slight increase in cost of services from continuing operations, when compared to 2010, was due primarily to the impact of increased salary and benefits expense and contract services expenses of $31.1 million, and by the impact of changes in foreign currency exchange rates which increased our cost of services by $7.2 million, largely offset by decreases related to the deconsolidation of our Brazilian business.

The increase in cost of services from continuing operations in 2010, when compared to 2009, was due primarily to the impact of increased salary and incentive expense of $6.3 million; the impact of changes in foreign currency exchange rates which increased our cost of services by $11.4 million; and the impact of our fourth quarter 2009 acquisitions of IXI Corporation and Rapid Reporting Verification Company.

Selling, General and Administrative Expenses.   Selling, general and administrative expense from continuing operations increased $47.4 million compared to 2010. The increase was primarily due to increased salary and incentive expense of $33.3 million, higher advertising expenses of $9.1 million and higher severance costs offset by decreases in expenses related to the deconsolidation of our Brazilian business.  The impact of changes in foreign currency exchange rates increased our selling, general and administrative expense by $5.2 million in 2011.

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

Depreciation and Amortization.   Depreciation and amortization expense from continuing operations increased in 2011 as compared to 2010 due to $6.6 million of incremental depreciation and amortization expense related to our fourth quarter 2010 acquisition of Anakam and our 2011 acquisitions partially offset by the decline in amortization of certain purchased intangibles acquired as part of TALX in 2007 which fully amortized at the end of the second quarter of 2011 and the amortization and depreciation decrease resulting from the deconsolidation of our Brazilian business.

Depreciation and amortization expense from continuing operations in 2010 increased $17.0 million as compared to 2009 primarily due to our fourth quarter 2009 acquisitions which contributed $9.0 million of incremental depreciation and amortization expense, as well as the effect of recent investments in new products and technology infrastructure.

Operating Income and Operating Margin

	Twelve Months Ended December 31,			Change
				2011 vs. 2010			2010 vs. 2009
Operating Income and Operating Margin	2011	2010	2009	$	%		$	%
	(Dollars in millions)

Consolidated operating revenue	$1,959.8	$1,859.5	$1,716.0	$100.3	5%		$143.5	8%
Consolidated operating expenses	(1,488.8)	(1,429.5)	(1,334.2)	(59.3)	4%		(95.3)	7%
Consolidated operating income	$471.0	$430.0	$381.8	$41.0	10%		$48.2	13%
Consolidated operating margin	24.0%	23.1%	22.2%		0.9	pts		0.9	pts

Operating income from continuing operations for 2011 increased faster than revenue due to better operating leverage from revenue growth and business mix as well as the deconsolidation of Brazil, which reduced reported revenue, but which had little impact on operating profit because it had been operating near break-even. These factors resulted in operating margin improvement of 90 basis points to 24.0% compared to 2010.

The increase in operating income from continuing operations and operating margin for 2010, as compared to 2009, is primarily attributed to the 8% increase in revenue and $24.8 million of restructuring charges in 2009 that did not recur in 2010.

Other Expense, Net

	Twelve Months Ended December 31,			Change
				2011 vs. 2010		2010 vs. 2009
Other Expense, Net	2011	2010	2009	$	%	$	%
	(Dollars in millions)

Consolidated interest expense	$55.1	$56.1	$57.0	$(1.0)	-2%	$(0.9)	-2%
Consolidated other expense (income), net	7.7	(1.3)	(6.2)	9.0	nm	4.9	-79%
Consolidated other expense, net	$62.8	$54.8	$50.8	$8.0	15%	$4.0	8%
Average cost of debt	5.5%	5.2%	4.8%
Total consolidated debt, net, at year end	$1,013.2	$999.6	$1,174.1	$13.6	1%	$(174.5)	-15%

nm - not meaningful

Interest expense decreased slightly in 2011, when compared to the same period in 2010, due to lower average debt balances outstanding for 2011 as compared to 2010. Our consolidated debt balance has increased at December 31, 2011, as a result of additional borrowings in the form of commercial paper, on which interest rates and accordingly interest expense are currently very low. The increase in the average cost of debt for 2011 is due to less low rate commercial paper outstanding on average year to date which caused the average cost of debt to increase as compared to the prior year period.

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

Other expense (income), net, from continuing operations for 2011 increased $9.0 million as compared to the prior year. The increase is primarily due to the merger of our Brazilian business during the second quarter of 2011. On May 31, 2011, we completed the merger of our Brazilian business with BVS, which was accounted for as a sale and was deconsolidated, in exchange for a 15% equity interest in BVS.  We recorded a $10.3 million pre-tax loss on the Brazilian Transaction in other expense (income), net.

Other expense (income), net, for 2010 as compared to 2009, declined, as 2009 included a $2.2 million mark-to-market adjustment on certain insurance policies, a $1.1 million gain on our repurchase of $7.5 million principal amount of our ten-year senior notes due 2017 and a $1.3 million gain related to a litigation settlement.

Income Taxes

	Twelve Months Ended December 31,			Change
				2011 vs. 2010		2010 vs. 2009
Provision for Income Taxes	2011	2010	2009	$	%	$	%
	(Dollars in millions)

Consolidated provision for income taxes	$168.0	$131.9	$106.6	$36.1	27%	$25.3	24%
Effective income tax rate	41.2%	35.1%	32.2%

Our effective rate was 41.2% for 2011, up from 35.1% for the same period in 2010. The 2011 rate was higher primarily due to the impact of the Brazilian Transaction which increased our effective rate by 5.2%. In addition, the 2010 rate benefited from certain state benefits that did not recur in 2011. This is partially offset by a cumulative income tax benefit resulting from the recognition of an income tax deduction related to several prior years. We expect our effective tax rate in 2012 to be in the range of 36% to 38%.

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

Net Income

	Twelve Months Ended December 31,			Change
				2011 vs. 2010		2010 vs. 2009
Net Income	2011	2010	2009	$	%	$	%
	(In millions, except per share amounts)

Consolidated operating income	$471.0	$430.0	$381.8	$41.0	10%	$48.2	13%
Consolidated other expense, net	(62.8)	(54.8)	(50.8)	(8.0)	15%	(4.0)	8%
Consolidated provision for income taxes	(168.0)	(131.9)	(106.6)	(36.1)	27%	(25.3)	24%
Consolidated net income from continuing operations	$240.2	$243.3	$224.4	$(3.1)	-1%	$18.9	8%
Discontinued operations, net of tax	1.5	31.5	16.1	(30.0)	-95%	15.4	94%
Net income attributable to noncontrolling interests	(8.8)	(8.1)	(6.6)	(0.7)	9%	(1.5)	22%
Net income attributable to Equifax	$232.9	$266.7	$233.9	$(33.8)	-13%	$32.8	14%
Diluted earnings per common share
Net income from continuing operations attributable to Equifax	$1.87	$1.86	$1.70	$0.01	1%	$0.16	9%
Discontinued operations attributable to Equifax	0.01	0.25	0.13	$(0.24)	-95%	$0.12	92%
Net income attributable to Equifax	$1.88	$2.11	$1.83	$(0.23)	-11%	$0.28	15%
Weighted-average shares used in computing diluted earnings per share	123.7	126.5	127.9

Consolidated income from continuing operations decreased by $3.1 million, or 1%, in 2011, compared to the same period in 2010, due to the $27.8 million loss recorded on the Brazilian Transaction (reflected in other expense and income tax expense), partially offset by operating income growth of $41.0 million due to revenue growth, net of associated income taxes. Consolidated income attributable to Equifax decreased $33.8 million in 2011. In addition to improved operating results and the loss on the Brazilian Transaction described above, 2010 consolidated income from continuing operations included transaction gains from discontinued operations of $27.2 million which did not recur in 2011.

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

Segment Financial Results

U.S. Consumer Information Solutions

	Twelve Months Ended December 31,			Change
				2011 vs. 2010			2010 vs. 2009
U.S. Consumer Information Solutions	2011	2010	2009	$	%		$	%
	(Dollars in millions)
Operating revenue:
Online Consumer Information Solutions	$519.8	$485.2	$501.4	$34.6	7%		$(16.2)	-3%
Mortgage Solutions	119.5	113.5	99.5	6.0	5%		14.0	14%
Consumer Financial Marketing Services	153.3	144.3	111.3	9.0	6%		33.0	30%
Total operating revenue	$792.6	$743.0	$712.2	$49.6	7%		$30.8	4%
% of consolidated revenue	40%	40%	41%
Total operating income	$287.3	$269.8	$259.4	$17.5	6%		$10.4	4%
Operating margin	36.2%	36.3%	36.4%		-0.1	pts		-0.1	pts

U.S. Consumer Information Solutions revenue increased 7% in 2011 as compared to 2010 as a result of growth across all of our USCIS business lines.  The increase in revenue for 2010, as compared to 2009, was due to growth in Mortgage Solutions along with growth due to our acquisition of IXI Corporation in the fourth quarter of 2009 partially offset by a small decline in online credit reporting revenue.

OCIS.   The increase in revenue for 2011, as compared to 2010, was driven by increased market volume, particularly in the credit card and auto markets; new customer wins; new service introductions; and select pricing actions in subscription and wholesale arrangements. An 11% increase in core credit decision transaction volumes was partially offset by lower average price per transaction for our transaction based revenue. Revenue for 2010, as compared to 2009, declined primarily due to a reduction of online credit decision transaction volume of 5% caused by weakness in the U.S. consumer credit markets while pricing remained relatively flat year over year.

Mortgage Solutions.   Revenue has increased in 2011 primarily due to increased sales of settlement services as a result of increased market share from existing customers partially offset by the declines in core mortgage reporting services due to lower refinancing activity as compared to the comparable periods of 2010. Revenue for 2010 increased, as compared to the prior year, due to favorable long-term interest rates that resulted in higher consumer refinancing activity and increased home sales activity attributable to U.S. government incentives for housing purchases which expired on May 31, 2010.

Consumer Financial Marketing Services.   2011 revenue increased, as compared to 2010, due to continued growth in credit-based pre-screen and portfolio management revenue as well as strong market penetration of wealth-based consumer information services. The increase in revenue in 2010, as compared to 2009, was primarily due to our acquisition of IXI Corporation during the fourth quarter of 2009.

U.S. Consumer Information Solutions Operating Margin.   In 2011, improved margins in online credit services and CFMS resulting from solid revenue growth were offset by lower margins in mortgage solutions due to less favorable product mix and by expense investment and increased acquisition-related amortization associated with our fourth quarter 2010 acquisition of Anakam.

Operating margin remained relatively consistent in 2010, as compared to 2009.   The margin impact of amortization expense associated with the IXI acquisition was offset by expense leveraging resulting from revenue growth and expense reductions due to certain process streamlining activities.

International

	Twelve Months Ended December 31,			Change
				2011 vs. 2010			2010 vs. 2009
International	2011	2010	2009	$	%		$	%
	(Dollars in millions)
Operating revenue:
Latin America	$208.8	$231.3	$200.4	$(22.5)	-10%		$30.9	15%
Europe	158.7	137.6	138.4	21.1	15%		(0.8)	-1%
Canada Consumer	125.4	113.9	99.8	11.5	10%		14.1	14%
Total operating revenue	$492.9	$482.8	$438.6	$10.1	2%		$44.2	10%
% of consolidated revenue	25%	26%	26%
Total operating income	$132.2	$119.4	$118.9	$12.8	11%		$0.5	0%
Operating margin	26.8%	24.7%	27.1%		2.1	pts		-2.4	pts

International revenue increased by 2% in 2011 as compared to 2010. While the deconsolidation of Brazil negatively impacted revenue by $48.7 in 2011, revenue in our other geographies increased by 15% as compared to 2010. Local currency revenue, excluding Brazil, increased 12% due to solid growth in Europe, Canada and other Latin American countries. Local currency fluctuations against the U.S. dollar, excluding Brazil, favorably impacted our International revenue by $12.0 million, or 3%.

International revenue increased in 2010, as compared to 2009, primarily due to strong growth in Latin America and the favorable impact of changes in foreign exchange rates.  Local currency fluctuations against the U.S. dollar favorably impacted our International revenue by $21.8 million, or 5%.  In local currency, International revenue was up 5% in 2010.

Latin America.   Revenue decreased by 10% in 2011 as compared to 2010. While the deconsolidation of Brazil negatively impacted revenue by $48.7 million in 2011, revenue in our other Latin American countries increased 18% in 2011 as compared to 2010. Local currency revenue, excluding Brazil, increased by 17% due to broad-based growth across other Latin American countries. The favorable impact of changes in foreign exchange rates, excluding Brazil, added $1.0 million, or 1%, to revenue in 2011.

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

Europe.   Revenue increased 15% in 2011 compared to the same period in 2010 due to increased sales in most product segments and the impact of a first quarter 2011 acquisition, as well as the favorable impact of changes in foreign exchange rates. In local currency, revenue was up 11% in 2011. Local currency fluctuations against the U.S. dollar favorably impacted revenue by $6.0 million, or 4%.

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

Canada Consumer.   Revenue increased 10% compared to the same period in 2010 due to increased volumes for our technology and analytical services products, primarily due to growth in the customer base for a fraud mitigation product, and the favorable impact of changes in foreign exchange rates.  In local currency, revenue was up 6% in 2010.  Local currency fluctuations against the U.S. dollar favorably impacted revenue by $5.1 million, or 4%. The $14.1 million increase in revenue for 2010, as compared to the prior year, was primarily due to favorable foreign currency impact of $10.6 million, or 11%.  In local currency, revenue increased 3% when compared to 2009. The increase in local currency was due to increased volumes for our technology and analytical services products primarily due to growth in the customer base for a new fraud mitigation product.

International Operating Margin.   Operating margin increased in 2011 as compared to the prior year period primarily due to the deconsolidation of our Brazilian business, whose margins had declined in recent periods.  The 2011 operating margins were also impacted by increased investments in new product development and increased sales force, particularly in Brazil prior to the deconsolidation of the business. Operating margin decreased for 2010, as compared to 2009, primarily due to a shift in product mix and increased operating expenses. Operating expenses increased 8% for 2010, in local currency, when compared to 2009, due to increased revenue and expense investments in new product development and increased sales force, particularly in Brazil.

TALX Workforce Solutions

	Twelve Months Ended December 31,			Change
				2011 vs. 2010			2010 vs. 2009
TALX Workforce Solutions	2011	2010	2009	$	%		$	%
	(Dollars in millions)
Operating Revenue:
Verfication Services	$192.5	$183.4	$134.6	$9.1	5%		$48.8	36%
Employer Services	211.8	212.2	211.8	(0.4)	0%		0.4	0%
Total operating revenue	$404.3	$395.6	$346.4	$8.7	2%		$49.2	14%
% of consolidated revenue	21%	21%	20%
Total operating income	$90.7	$92.1	$75.4	$(1.4)	-2%		$16.7	22%
Operating margin	22.4%	23.3%	21.8%		-0.9	pts		1.5	pts

Verification Services.   Revenue from Verification Services increased in 2011, compared to the prior year period, as high single digit percentage revenue growth in verifications provided to non-mortgage customers and the benefit of our third quarter 2011 acquisition of DataVision Resources were partially offset by high single digit declines in verification revenue from mortgage customers due to reduced mortgage activity.  Revenue increased in 2010 compared to 2009 due to mid-double digit growth from traditional employment based verification, with strong demand across each of the mortgage, pre-employment screening, social services and collections sectors; and due to the impact of our acquisition of Rapid Reporting Verification Company in the fourth quarter of 2009.

Employer Services.   Revenue for 2011 as compared to 2010 slightly decreased. Declines in our talent recruitment and management services business due to decreased government hiring activity at the U.S. Transportation Security Administration and reduced licensing revenue were offset by revenue growth in our complementary services business. The slight increase in revenue during 2010, as compared to the prior year, resulted from growth in our complementary services and as well as growth in our talent recruitment and management services business due to increased government hiring activity at the U.S. Transportation and Security Administration and other large government customers. This was partially offset by expected declines in our Tax Management Services business driven primarily by decreases in unemployment compensation claims activity.

TALX Workforce Solutions Operating Margin.   Operating margin for 2011, when compared to the prior year period, decreased due to revenue and associated margin declines in government-based tax transcript verification services and talent recruitment and management services as a result of a slowdown in mortgage-related activity and decreased license revenue, respectively. There was also increased acquisition-related amortization associated with our two acquisitions in the latter half of 2011. Operating margin increased in 2010, as compared to 2009, due to continued revenue growth, while operating expenses grew at a slower rate due to the leveraging of certain fixed operational and overhead costs and certain operating process efficiencies for both periods.

North America Personal Solutions

	Twelve Months Ended December 31,			Change
				2011 vs. 2010			2010 vs. 2009
North America Personal Solutions	2011	2010	2009	$	%		$	%
	(Dollars in millions)

Total operating revenue	$180.7	$157.6	$149.0	$23.1	15%		$8.6	6%
% of consolidated revenue	9%	9%	9%
Total operating income	$54.1	$44.6	$34.3	$9.5	21%		$10.3	30%
Operating margin	29.9%	28.3%	23.0%		1.6	pts		5.3	pts

Revenue increased 15% in 2011 as compared to the prior year primarily due to increased direct to consumer, Equifax-branded subscription service revenue. Equifax-branded subscription revenue was up 17% from the prior year, driven by both higher subscription sales and higher average revenue per subscriber due to new product offerings and better market segmentation.  Revenue from wholesalers, which benefited from more favorable pricing, and from Canada also contributed to growth, while data breach services and transaction-based services each declined modestly. The operating margin increase in 2011, as compared to 2010, was primarily due to the increased revenue along with a shift in product mix to higher margin products.

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

North America Commercial Solutions

	Twelve Months Ended December 31,			Change
				2011 vs. 2010			2010 vs. 2009
North America Commercial Solutions	2011	2010	2009	$	%		$	%
	(Dollars in millions)

Total operating revenue	$89.3	$80.5	$69.8	$8.8	11%		$10.7	15%
% of consolidated revenue	5%	4%	4%
Total operating income	$23.6	$19.5	$15.1	$4.1	21%		$4.4	29%
Operating margin	26.5%	24.2%	21.7%		2.3	pts		2.5	pts

2011 revenue increased $8.8 million, or 11%, as compared to 2010.   In local currency, revenue increased 10% compared 2010 primarily due to increases in U.S. risk and marketing service revenue and revenue from our data management products.   The favorable impact of changes in the U.S.—Canadian foreign exchange rate impacted revenue by $1.0 million, or 1%, as compared to the prior year.  Operating margin also increased for 2011, as compared 2010, due to strong revenue growth and the margin leverage which results from a partially fixed cost business.

Revenue increased for 2010, as compared to 2009, $10.7 million, or 15%.  The favorable impact of changes in the U.S. – Canadian foreign exchange rate increased revenue by $2.3 million, or 3%.  In local currency, revenue increased 12% in 2010 compared to the prior year.  The local currency increase was primarily due to increases in U.S. risk and marketing service revenue and revenue from our data management products.  Online transaction volume for U.S. commercial credit information products for 2010 increased when compared to the prior year.  Operating margin increased for 2010, as compared to 2009, as the rapid rate of revenue growth exceeded growth in operating expenses.

General Corporate Expense

	Twelve Months Ended December 31,			Change
				2011 vs. 2010		2010 vs. 2009
General Corporate Expense	2011	2010	2009	$	%	$	%
	(Dollars in millions)

General corporate expense	$116.9	$115.4	$121.3	$1.5	1%	$(5.9)	-5%

Our general corporate expenses are costs that are incurred at the corporate level and include those expenses impacted by corporate direction, such as shared services, administrative, legal, equity compensation costs and restructuring expenses. General corporate expenses increased by $1.5 million in 2011, compared to 2010, primarily due to higher salary and incentive costs partially offset by lower technology costs and professional fees.

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

Sources and Uses of Cash

Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity. We expect that funds generated from results of operations will be sufficient to finance our anticipated working capital and other cash requirements (such as capital expenditures, interest payments, potential pension funding contributions and dividend payments) for the foreseeable future. In the event that credit market conditions were to deteriorate, we would rely more heavily on borrowings from the Senior Credit Facility as described below. During the first quarter, we extended the maturity date of our Senior Credit Facility from July 2011 to February 2015 and reduced the borrowing limits from $850.0 million to $500.0 million.  At December 31, 2011, $468.6 million was available to borrow under our Senior Credit Facility. Our Senior Credit Facility does not include a provision under which lenders could refuse to allow us to borrow under this facility in the event of a material adverse change in our financial condition, as long as we are in compliance with the covenants contained in the lending agreement.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the twelve months ended December 31, 2011, 2010 and 2009:

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(Dollars in millions)

Operating activities	$408.7	$352.6	$418.4	$56.1	$(65.8)
Investing activities	$(204.1)	$1.0	$(270.1)	$(205.1)	$271.1
Financing activities	$(195.9)	$(335.3)	$(108.3)	$139.4	$(227.0)

Operating Activities

Cash provided by operating activities for 2011 increased by $56.1 million over the prior year. Cash provided from net income, adjusted for the impact of divestitures, increased by $20.3 million. The remaining increase in cash from operations was primarily driven by changes in net working capital and other balance sheet changes, most notably from a $10.0 million decrease in pension contributions in 2011 and other lesser changes in liabilities, partially offset by an increase in accounts receivable due to revenue growth.

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

Fund Transfer Limitations.   The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited, in some cases, by certain restrictions imposed by foreign governments; these restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends. We currently hold $106.0 million of cash in our foreign subsidiaries.

Investing Activities

	Twelve Months Ended December 31,			Change
Net cash used in:	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(Dollars in millions)

Capital expenditures	$75.0	$99.8	$70.7	$(24.8)	$29.1

Our capital expenditures are used for developing, enhancing and deploying new and existing software in support of our expanding product set, replacing or adding equipment, updating systems for regulatory compliance, the licensing of software applications and investing in system reliability, security and disaster recovery enhancements.

Capital expenditures in 2011 were lower than 2010 primarily due to the purchase of our headquarters building in Atlanta, Georgia during the first quarter of 2010 for cash consideration of $29.0 million, partially offset by an increase in investments in new products and technology infrastructure in 2011.

Capital expenditures in 2010 were higher than 2009 due to the purchase of our headquarters building in Atlanta, as noted above.  On February 27, 2009, we notified the lessor of our headquarters building that we intended to exercise our purchase option in accordance with the lease terms. We purchased the building for $29.0 million on February 26, 2010. The notice of our intent to exercise our purchase option caused us to account for this lease obligation as a capital lease. We recorded the building and the related obligation on our Consolidated Balance Sheets at December 31, 2009.

Acquisitions, Divestitures and Investments

	Twelve Months Ended December 31,			Change
Net cash used in:	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(Dollars in millions)

Acquisitions, net of cash acquired	$(127.4)	$(82.6)	$(196.0)	$(44.8)	$113.4
Proceeds received from divestitures	$2.5	$181.7	$-	$(179.2)	$181.7
Investment in unconsolidated affiliates, net	$(4.2)	$1.7	$(3.4)	$(5.9)	$5.1

2011 Acquisitions and Investments.   On August 1, 2011, to further enhance our market position, we acquired DataVision Resources, which provides data and business solutions to the mortgage, insurance and financial services, for $50.0 million.  The results of this acquisition have been included in our TALX Workforce Solutions segment.

To further broaden our product offerings, during the twelve months ended December 31, 2011, we completed a number of smaller acquisitions of information services businesses in the European and Latin American regions of our International segment as well as our U.S. Consumer Information Solutions and TALX Workforce Solutions segments. The results of these acquisitions are not material.

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

2010 Acquisitions, Divestitures and Investments. On October 1, 2010, we acquired Anakam, Inc., a provider of large-scale, software-based, multi-factor identity authentication solutions for $64.3 million.  The results of this acquisition are included in our U.S. Consumer Information Solutions segment.

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

On April 23, 2010, we sold our Equifax Enabling Technologies LLC legal entity, consisting of our APPRO loan origination software business (“APPRO”) for approximately $72 million.  On July 1, 2010, we sold the assets of our Direct Marketing Services division (“DMS”) for approximately $117 million.  Both of these were previously reported in our U.S. Consumer Information Solutions segment.  We have presented the APPRO and DMS operations as discontinued operations for all periods presented.  The discontinued operations are further described in Note 3 of the Notes to the Consolidated Financial Statements in this report.

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

On November 2, 2009, to further enhance our income and identity verification service offerings, we acquired Rapid Reporting Verification Company, a provider of IRS tax transcript information and social security number authentication services, for $72.5 million. The results of this acquisition have been included in our TALX Workforce Solutions operating segment subsequent to the acquisition.

On October 27, 2009, we acquired IXI Corporation, a provider of consumer wealth and asset data, for $124.0 million. This acquisition enables us to offer more differentiated and in-depth consumer income, wealth and other data to help our clients improve their marketing, collections, portfolio management and customer management efforts across different product segments. The results of this acquisition have been included in our USCIS operating segment subsequent to the acquisition date.

We financed these purchases through borrowings under our Senior Credit Facility, which were subsequently refinanced through the issuance in November 2009 of our 4.45%, five-year unsecured Senior Notes. The 4.45% Senior Notes are further described in Note 6 of the Notes to the Consolidated Financial Statements in this report.

On August 12, 2009, in order to enhance our Mortgage Solutions business market share, we acquired certain assets and specified liabilities of a small mortgage credit reporting reseller for cash consideration of $3.8 million. The results of this acquisition have been included in our USCIS segment subsequent to the acquisition date.

For additional information about our acquisitions, see Note 4 of the Notes to Consolidated Financial Statements in this report.

Financing Activities

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(Dollars in millions)

Net short-term borrowings (repayments)	$24.4	$(134.0)	$101.8	$158.4	$(235.8)
Net borrowings (repayments) under long-term revolving credit facilities	$-	$(5.0)	$(415.2)	$5.0	$410.2
Payments on long-term debt	$(16.7)	$(20.8)	$(31.8)	$4.1	$11.0
Proceeds from issuance of long-term debt	$-	$-	$274.4	$-	$(274.4)

Credit Facility Availability.   Our principal unsecured revolving credit facility with a group of banks, which we refer to as the Senior Credit Facility, permits us to borrow up to $500.0 million through February 2015. The Senior Credit Facility may be used for general corporate purposes. Availability of the Senior Credit Facility for borrowings is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding principal amount of our commercial paper (CP) notes.

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

We had a 364-day revolving credit agreement with a Canadian bank (our Canadian Credit Facility) which permitted us to borrow up to C$10.0 million (denominated in Canadian dollars).  The Canadian Credit Facility was scheduled to terminate in June 2011. We cancelled this agreement at the end of the first quarter 2011 and there were no outstanding borrowings under this agreement at the time of cancellation.

At December 31, 2011, there were no borrowings outstanding under our Senior Credit Facility and $30.0 million outstanding under our CP program. At December 31, 2011, a total of $468.6 million was available under our Senior Credit Facility.

At December 31, 2011, approximately 68% of our debt was fixed rate and 32% was effectively variable rate. Our variable-rate debt, consisting of our five-year senior notes due 2014 (against which we have executed interest rate swaps to convert interest expense from fixed rates to floating rates), generally bears interest based on a specified margin plus a base rate (LIBOR) or on CP rates for investment grade issuers. The interest rates reset periodically, depending on the terms of the respective financing arrangements. At December 31, 2011, interest rates on our variable-rate debt ranged from 0.48% to 2.5%.

Borrowing and Repayment Activity.   Net short-term borrowings (repayments) primarily represent activity under our CP program, as well as activity under our Canadian short-term revolving credit agreement. Net (repayments) borrowings under long-term revolving credit facilities relates to activity on our Senior Credit Facility. We primarily borrow under our CP program, when available.

The increase in net short-term borrowings (repayments) primarily reflects the outstanding borrowings of CP notes at December 31, 2011 as compared to a net repayment of $134.0 million of CP notes during 2010 as we decreased our use of CP to fund our capital needs. The change in net short-term (repayments) borrowings in 2010 primarily reflects the net repayment of $134.0 million of CP notes since December 31, 2009.

The decrease in net repayments under long-term revolving credit facilities represents the 2010 repayment of borrowings outstanding at December 31, 2009, under our Senior Credit Facility. The change in net repayments for 2010 under long-term revolving credit facilities represents the 2009 repayment of borrowings outstanding at December 31, 2008, under our Senior Credit Facility as we decreased our use of CP to fund our capital needs in 2009 and 2010. The 2009 repayment of these borrowing drove the increase in net (repayments) borrowings for 2009. In 2009, we purchased $7.5 million principal amount of our outstanding ten-year senior notes due 2017 for $6.3 million and $25.0 million principal amount of our outstanding debentures due 2028 for $25.1 million.

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

Debt Covenants.   Our outstanding indentures and comparable instruments contain customary covenants including for example limits on secured debt and sale/leaseback transactions. In addition, our Senior Credit Facility requires us to maintain a maximum leverage ratio of not more than 3.5 to 1.0, and limit the amount of subsidiary debt. Our leverage ratio was 1.61 at December 31, 2011. None of these covenants are considered restrictive to our operations and, as of December 31, 2011, we were in compliance with all of our debt covenants.

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

Long-term ratings of BBB- and Baa3 or better by S&P and Moody’s, respectively, reflect ratings on debt obligations that fall within a band of credit quality considered to be “investment grade”. At December 31, 2011, the long-term ratings for our obligations were BBB+ and Baa1, which are consistent with the ratings and outlooks which existed at December 31, 2010. A downgrade in our credit rating would increase the cost of borrowings under our CP program and credit facilities, and could limit, or in the case of a significant downgrade, preclude our ability to issue CP. If our credit ratings were to decline to lower levels, we could experience increases in the interest cost for any new debt. In addition, the market’s demand for, and thus our ability to readily issue, new debt could become further influenced by the economic and credit market environment.

For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 6 of the Notes to Consolidated Financial Statements in this report.

Equity Transactions

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(Dollars in millions)

Treasury stock purchases	$(142.3)	$(167.5)	$(23.8)	$25.2	$(143.7)
Dividends paid to Equifax shareholders	$(78.1)	$(35.2)	$(20.2)	$(42.9)	$(15.0)
Dividends paid to noncontrolling interests	$(5.6)	$(5.1)	$(4.0)	$(0.5)	$(1.1)
Proceeds from exercise of stock options	$23.7	$29.3	$10.2	$(5.6)	$19.1
Excess tax benefits from stock-based compensation plans	$1.2	$3.5	$1.3	$(2.3)	$2.2

Sources and uses of cash related to equity during the twelve months ended December 31, 2011, 2010 and 2009 were as follows:

•	Under share repurchase programs authorized by our Board of Directors, we purchased 4.2 million, 5.2 million, and 0.9 million common shares on the open market during the twelve months ended December 31, 2011, 2010 and 2009, respectively, for $142.3 million, $167.5 million and $23.8 million, respectively, at an average price per common share of $34.19, $32.28 and $26.41, respectively. At December 31, 2011, the Company had $112.1 million remaining for stock repurchases under the existing Board authorization.

•	During the twelve months ended December 31, 2011, 2010 and 2009, we paid cash dividends to Equifax shareholders of $78.1 million, $35.2 million and $20.2 million, respectively, at $0.64 per share for 2011, $0.28 per share for 2010 and $0.16 per share for 2008.

Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual obligations and commitments as of December 31, 2011. The table excludes commitments that are contingent based on events or factors uncertain at this time. Some of the excluded commitments are discussed below the footnotes to the table.

	Payments due by
	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
	(In millions)
Debt (including capitalized lease obligation) (1)	$999.2	$46.6	$305.1	$-	$647.5
Operating leases (2)	92.2	18.6	24.8	13.9	34.9
Data processing, outsourcing agreements and other purchase obligations (3)	153.3	77.6	69.6	3.8	2.3
Other long-term liabilities (4) (6)	102.4	6.0	12.8	9.6	74.0
Interest payments (5)	685.7	52.8	102.3	86.6	444.0
	$2,032.8	$201.6	$514.6	$113.9	$1,202.7

(1)	The amounts are gross of unamortized discounts totaling $1.8 million and fair value adjustments of $15.8 million at December 31, 2011. Total debt on our Consolidated Balance Sheets is net of the unamortized discounts and fair value adjustments.

(2)	Our operating lease obligations principally involve office space and equipment, which include the ground lease associated with our headquarters building that expires in 2048.

(3)	These agreements primarily represent our minimum contractual obligations for services that we outsource associated with our computer data processing operations and related functions, and certain administrative functions. These agreements expire between 2011 and 2018.

(4)	These long-term liabilities primarily relate to obligations associated with certain pension, postretirement and other compensation-related plans, some of which are discounted in accordance with U.S. generally accepted accounting principles, or GAAP. We made certain assumptions about the timing of such future payments. In the table above, we have not included amounts related to future pension plan obligations, as such required funding amounts beyond 2011 have not been deemed necessary due to our current expectations regarding future plan asset performance.

(5)	For future interest payments on variable-rate debt, which are generally based on a specified margin plus a base rate (LIBOR) or on CP rates for investment grade issuers, we used the variable rate in effect at December 31, 2011 to calculate these payments. Our variable rate debt at December 31, 2011, consisted of CP, borrowings under our credit facilities and our five-year senior notes due 2014 (against which we have executed interest rate swaps to convert interest expense from fixed rates to floating rates). Future interest payments related to our Senior Credit Facility and our CP program are based on the borrowings outstanding at December 31, 2011 through their respective maturity dates, assuming such borrowings are outstanding until that time. The variable portion of the rate at December 31, 2011 ranged from 0.48% to 2.5% for all of our variable-rate debt. Future interest payments may be different depending on future borrowing activity and interest rates.

(6)	This table excludes $25.1 million of unrecognized tax benefits, including interest and penalties, as we cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities.

A potential significant future use of cash would be the payment to Computer Sciences Corporation, or CSC, if it were to exercise its option to sell its credit reporting business to us at any time prior to August 2013. The option exercise price would be determined by agreement or by an appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if the option had been exercised at December 31, 2011, the price would have been in the range of approximately $650 million to $750 million. This estimate is based solely on our internal analysis of the value of the business (based on limited information available to us), current market conditions and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than our estimate. Our agreement with CSC, which expires on July 31, 2018, also provides us with an option to purchase its credit reporting business if it does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. If CSC were to exercise its option, or if we were able to and decided to exercise our option, then we would have to obtain additional sources of funding. We believe that this funding would be available from sources such as additional bank lines of credit and the capital markets for debt and/or equity financing. However, the availability and terms of any such capital financing would be subject to a number of factors, including credit market conditions, the state of the equity markets, general economic conditions, our credit ratings and our financial performance and condition.

Off-Balance Sheet Transactions

We do not engage in off-balance sheet financing activities.

Pursuant to the terms of certain industrial revenue bonds, we transferred title to certain of our fixed assets with costs of $65.3 million and $47.9 million, as of December 31, 2011 and 2010, respectively, to a local governmental authority in the U.S. to receive a property tax abatement related to economic development. The title to these assets will revert back to us upon retirement or cancellation of the applicable bonds. These fixed assets are still recognized on the Company’s Consolidated Balance Sheets as all risks and rewards remain with the Company.

Letters of Credit and Guarantees

We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit was not material at December 31, 2011, and all have a remaining maturity of one year or less. Guarantees are issued from time to time to support the needs of our operating units. The maximum potential future payments we could be required to make under the guarantees is not material at December 31, 2011.

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

At December 31, 2011, the USRIP met or exceeded ERISA’s minimum funding requirements. During the twelve months ended December 31, 2011 and 2010, we made contributions of $40.0 million and $50.0 million, respectively, to the USRIP. We also contributed $2.6 and $1.6 million to the CRIP during the twelve months ended December 31, 2011 and 2010, respectively. In the future, we will make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and liquidity needs. We believe additional funding contributions, if any, would not prevent us from continuing to meet our liquidity needs, which are primarily funded from cash flows generated by operating activities, available cash and cash equivalents, and our credit facilities.

For our non-U.S., tax-qualified retirement plans, we fund an amount sufficient to meet minimum funding requirements but no more than allowed as a tax deduction pursuant to applicable tax regulations. For the non-qualified supplementary retirement plans, we fund the benefits as they are paid to retired participants, but accrue the associated expense and liabilities in accordance with GAAP.

For additional information about our benefit plans, see Note 11 of the Notes to Consolidated Financial Statements in this report.

Seasonality

We experience seasonality in certain of our revenue streams. Revenue generated from the Employer Services business unit within the TALX Workforce Solutions operating segment is generally higher in the first quarter due primarily to the provision of Form W-2 preparation services which occur in the first quarter each year. Revenue from our OCIS and Mortgage Solutions business units tends to increase in periods of the year in which our customers have higher volumes of credit granting decisions, most commonly the second and third calendar quarters. Revenues in our North America Commercial business and the Consumer Financial Marketing Services business line within USCIS are typically highest in the fourth quarter each year due to the timing of certain significant annual renewals of project-based agreements. On a consolidated basis, combining all of these businesses, and assuming normal economic conditions, first quarter revenue is normally the lowest quarterly revenue of the year, and the fourth quarter is the highest.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles, or GAAP. This requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our Consolidated Financial Statements and the Notes to Consolidated Financial Statements. The following accounting policies involve critical accounting estimates because they are particularly dependent on estimates and assumptions made by management about matters that are uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period, either of which may have a material impact on the presentation of our Consolidated Balance Sheets and Statements of Income. We also have other significant accounting policies which involve the use of estimates, judgments and assumptions that are relevant to understanding our results. For additional information about these policies, see Note 1 of the Notes to Consolidated Financial Statements in this report. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, collectibility of arrangement consideration is reasonably assured, the arrangement fees are fixed or determinable and delivery of the product or service has been completed. A significant portion of our revenue is derived from the provision of information services to our customers on a transaction basis, in which case revenue is recognized, assuming all other revenue recognition criteria are met, when the services are provided. A smaller portion of our revenues relate to subscription-based contracts under which a customer pays a preset fee for a predetermined or unlimited number of transactions or services provided during the subscription period, generally one year. Revenue related to subscription-based contracts having a preset number of transactions is recognized as the services are provided, using an effective transaction rate as the actual transactions are completed. Any remaining revenue related to unfulfilled units is not recognized until the end of the related contract’s subscription period. Revenue related to subscription-based contracts having an unlimited volume is recognized ratably during the contract term. Revenue is recorded net of sales taxes.

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

The determination of certain of our tax management services revenue requires the use of estimates, principally related to transaction volumes in instances where these volumes are reported to us by our clients on a monthly basis in arrears. In these instances, we estimate transaction volumes based on average actual volumes reported in the past. Differences between our estimates and actual final volumes reported are recorded in the period in which actual volumes are reported. We have not experienced significant variances between our estimates and actual reported volumes in the past. We monitor actual volumes to ensure that we will continue to make reasonable estimates in the future. If we determine that we are unable to make reasonable future estimates, revenue may be deferred until actual customer data is obtained. Also within our TALX Workforce Solutions operating segment, the fees for certain of our tax credits and incentives revenue are based on a percentage of the credit delivered to our clients. Revenue for these arrangements is recognized based on the achievement of milestones, upon calculation of the credit, or when the credit is utilized by our client, depending on the provisions of the client contract.

We have certain offerings that are sold as multiple element arrangements. The multiple elements may include consumer or commercial information, file updates for certain solutions, services provided by our decisioning technologies personnel, training services, statistical models and other services. To account for each of these elements separately, the delivered elements must have stand-alone value to our customer, and there must exist objective and reliable evidence of the fair value for any undelivered elements.  If we are unable to unbundle the arrangement into separate units of accounting, we apply one of the accounting policies described above. This may lead to the arrangement consideration being recognized as the final contract element is delivered to our customer or ratably over the contract.

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

Deferred revenue consists of amounts billed in excess of revenue recognized on sales relating generally to the deferral of subscription fees and arrangement consideration from elements not meeting the criteria for having stand-alone value discussed above. Deferred revenues are subsequently recognized as revenue in accordance with our revenue recognition policies.

Judgments and uncertainties — Each element of a multiple element arrangement must be considered separately to ensure that appropriate accounting is performed for these deliverables. These considerations include assessing the price at which the element is sold compared to its relative fair value; concluding when the element will be delivered; evaluating collectability; and determining whether any contingencies exist in the related customer contract that impact the prices paid to us for the services.

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

Goodwill and Indefinite-Lived Intangible Assets

We review goodwill and indefinite lived intangible assets for impairment annually (as of September 30) and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance or trends, competition, or sale or disposition of a significant portion of a reporting unit. We have ten reporting units comprised of Consumer Information Solutions (which includes part of Online Consumer Information Solutions, Mortgage Solutions and Consumer Financial Marketing Services), Identity Management (part of Online Consumer Information Solutions), Europe, Latin America, Canada Consumer, North America Personal Solutions, North America Commercial Solutions, Verification Services, Tax Management Services (part of Employer Services) and Talent Management Services (part of Employer Services).

The goodwill balance at December 31, 2011, for our ten reporting units was as follows:

December 31,
2011
(In millions)
Consumer Information Solutions	$583.9
ID Management	54.5
Europe	114.3
Latin America	204.0
Canada Consumer	30.2
North America Personal Solutions	1.8
North America Commercial Solutions	37.4
Verification Services	740.1
Tax Management Services	168.9
Talent Management Services	26.1
Total goodwill	$1,961.2

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

Under the income approach, we calculate the fair value of a reporting unit based on estimated future discounted cash flows which require assumptions about short and long-term revenue growth rates, operating margins for each reporting unit, discount rates, foreign currency exchange rates and estimates of capital charges. The assumptions we use are based on what we believe a hypothetical marketplace participant would use in estimating fair value. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings before income taxes, depreciation and amortization, for benchmark companies. We believe the benchmark companies used for each of the reporting units serve as an appropriate input for calculating a fair value for the reporting unit as those benchmark companies have similar risks, participate in similar markets, provide similar services for their customers and compete with us directly. The companies we use as benchmarks are principally outlined in our “Competition” discussion in Item 1 of our 2011 Annual Report on Form 10-K. Data for the benchmark companies was obtained from publicly available information. ID Management has benchmark companies that conduct operations of businesses of a similar type, such as Experian Group Limited and The Dun & Bradstreet Corporation. Verification Services, Tax Management Services and Talent Management Services share a different set of benchmark companies, notably ADP and Paychex Inc., as the markets they serve are different than those served by our other reporting units. Valuation multiples were selected based on a financial benchmarking analysis that compared the reporting unit’s operating result with the comparable companies’ information. In addition to these financial considerations, qualitative factors such as variations in growth opportunities and overall risk among the benchmark companies were considered in the ultimate selection of the multiple.

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

As a result of the slow rate of economic recovery, we projected only modest revenue growth in 2012 for our reporting units in completing our 2011 impairment testing based on planned business initiatives and prevailing trends exhibited by these units, such as continued demand for employment verification services and government hiring activity at the U.S. Transportation and Security Administration in the Verification Services and Talent Management Services reporting units. The anticipated revenue growth, however, is partially offset by assumed increases in expenses for a majority of our reporting units which reflect the additional level of investment needed in order to achieve the planned revenue growth. Our 2011 long-term forecast is not dependent upon strong recovery of the global economy in the near term and we continue to take cost containment actions to help maintain operating margins for our reporting units.

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

No new indications of impairment existed during the fourth quarter of 2011, thus no impairment testing was updated as of December 31, 2011.

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

Judgments and uncertainties — We periodically review claims and legal proceedings and assess whether we have potential financial exposure based on consultation with internal and outside legal counsel and other advisors. If the likelihood of an adverse outcome from any claim or legal proceeding is probable and the amount can be reasonably estimated, we record a liability on our Consolidated Balance Sheets for the estimated settlement costs. If the likelihood of an adverse outcome is reasonably possible, but not probable, we provide disclosures related to the potential loss contingency. Our assumptions related to loss contingencies are inherently subjective.

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

We also use our judgment to determine whether it is more likely than not that we will sustain positions that we have taken on tax returns and, if so, the amount of benefit to initially recognize within our financial statements. We review our uncertain tax positions and adjust our unrecognized tax benefits in light of changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. These adjustments to our unrecognized tax benefits may affect our income tax expense. Settlement of uncertain tax positions may require use of our cash. At December 31, 2011, $25.1 million was recorded for uncertain tax benefits, including interest and penalties, of which it is reasonably possible that up to $4.6 million of our unrecognized tax benefit may change within the next twelve months.

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

Judgments and uncertainties — We believe that the most significant assumptions related to our net periodic benefit cost are (1) the discount rate and (2) the expected return on plan assets, in each case as it relates to our U.S. pension plan. Our Canadian plan is small, and the impact of changes in assumptions for that plan is not material.

We determine our discount rates primarily based on high-quality, fixed-income investments and yield-to-maturity analysis specific to our estimated future benefit payments available as of the measurement date. Discount rates are updated annually on the measurement date to reflect current market conditions. We use a third party yield curve to develop our discount rates. The yield curve provides discount rates related to a dedicated high-quality bond portfolio whose cash flows extend beyond the current period, from which we choose a rate matched to the expected benefit payments required for each plan.

The expected rate of return on plan assets is based on both our historical returns and forecasted future investment returns by asset class, as provided by our external investment advisor. In setting the long-term expected rate of return, management considers capital markets’ future expectations and the asset mix of the plan investments. Prior to 2008, the U.S. Pension Plan compound annual investment returns were 10.9%, 13.0% and 7.5% over three, five and ten years, respectively. The returns exceeded the S&P 500 returns for similar periods of time primarily due to an asset allocation strategy where large allocations to alternative asset classes (hedge fund of funds, private equity, real estate and real assets) provided consistently higher returns with a low correlation to equity market returns. These returns historically demonstrate a long-term record of producing returns at or above the expected rate of return. However, the dramatic adverse market conditions in 2008 skewed the traditional measures of long-term performance, such as the ten-year average return. The severity of the 2008 losses, approximately negative 20%, makes the historical ten-year average return a less accurate predictor of future return expectations. Our weighted-average expected rate of return for 2012 is 7.73% which is the same as the 2011 and 2010 expected rate.

Annual differences, if any, between the expected and actual returns on plan assets are included in unrecognized net actuarial gain, a component of other comprehensive income. In calculating the annual amortization of the unrecognized net actuarial gain or loss, we use a market-related value of assets that smoothes actual investment gains and losses on plan assets over a period up to five years. The resulting unrecognized net actuarial gain or loss amount is recognized in net periodic pension expense over the average remaining life expectancy of the participant group since almost all participants are inactive.  The market-related value of our assets was $625.7 million at December 31, 2011. We do not expect our 2012 net periodic benefit cost, which includes the effect of the market-related value of assets, to be materially different than our 2011 cost. See Note 11 of the Notes to the Consolidated Financial Statements for details on changes in the pension benefit obligation and the fair value of plan assets.

Effect if actual results differ from assumptions — We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that are used in our actuarial valuations. Adjusting our weighted-average expected long-term rate of return (7.73% at December 31, 2011) by 50 basis points would change our estimated pension expense in 2012 by approximately $3.1 million. Adjusting our weighted-average discount rate (4.60% at December 31, 2011) by 50 basis points would change our estimated pension expense in 2012 by approximately $1.4 million. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in pension expense that could be material.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk, primarily from changes in foreign currency exchange rates and interest rates that could impact our results of operations and financial position. We manage our exposure to these market risks through our regular operating and financing activities, and, when deemed appropriate, through the use of derivative financial instruments, such as interest rate swaps, to hedge certain of these exposures. We use derivative financial instruments as risk management tools and not for speculative or trading purposes.

Foreign Currency Exchange Rate Risk

A substantial majority of our revenue, expense and capital expenditure activities are transacted in U.S. dollars. However, we do transact business in other currencies, primarily the British pound, the Canadian dollar, the Chilean peso, the Argentine peso and the Euro. For most of these foreign currencies, we are a net recipient, and, therefore, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currencies in which we transact significant amounts of business.

We are required to translate, or express in U.S. dollars, the assets and liabilities of our foreign subsidiaries that are denominated or measured in foreign currencies at the applicable year-end rate of exchange on our Consolidated Balance Sheets and income statement items of our foreign subsidiaries at the average rates prevailing during the year. We record the resulting translation adjustment, and gains and losses resulting from the translation of intercompany balances of a long-term investment nature within other comprehensive income, as a component of our shareholders’ equity. Foreign currency transaction gains and losses, which have historically been immaterial, are recorded on our Consolidated Statements of Income. We generally do not mitigate the risks associated with fluctuating exchange rates, although we may from time to time through forward contracts or other derivative instruments hedge a portion of our translational foreign currency exposure or exchange rate risks associated with material transactions which are denominated in a foreign currency.

For the year ended December 31, 2011, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2011 would have increased our revenue by $50.2 million and our pre-tax operating profit by $15.2 million. For the year ended December 31, 2010, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2010 would have increased our revenue by $49.6 million and our pre-tax operating profit by $13.7 million. A 10% stronger U.S. dollar would have resulted in similar decreases to our revenue and pre-tax operating profit for 2011 and 2010.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our variable-rate, long-term Senior Credit Facility and commercial paper borrowings, as well as our interest rate swaps which economically convert our 2014 fixed rate bonds from a fixed rate of interest to a floating rate. We attempt to achieve the lowest all-in weighted-average cost of debt while simultaneously taking into account the mix of our fixed- and floating-rate debt, and the average life and scheduled maturities of our debt. At December 31, 2011, our weighted average cost of debt was 5.3% and weighted-average life of debt was 10.8 years. At December 31, 2011, 68% of our debt was fixed rate, and the remaining 32% was variable rate after giving effect to the interest rate swaps on our 2014 bonds. Occasionally we use derivatives to manage our exposure to changes in interest rates by entering into interest rate swaps. A 100 basis point increase in the weighted-average interest rate on our variable-rate debt would have increased our 2011 interest expense by $2.8 million.

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

Management assessed the effectiveness of Equifax’s internal control over financial reporting as of December 31, 2011. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Equifax’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of its Board of Directors.

Based on this assessment, management determined that, as of December 31, 2011, Equifax maintained effective internal control over financial reporting. Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Equifax Inc.:

We have audited Equifax Inc.’s ( “Equifax ” or “the Company ”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Equifax’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Equifax Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011 of Equifax Inc. and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Equifax Inc.:

We have audited the accompanying consolidated balance sheets of Equifax Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equifax Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Equifax Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 23, 2012

CONSOLIDATED STATEMENTS OF INCOME

	Twelve Months Ended
	December 31,
	2011	2010	2009
(In millions, except per share amounts)
Operating revenue	$1,959.8	$1,859.5	$1,716.0
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	768.5	759.9	718.8
Selling, general and administrative expenses	554.8	507.4	470.2
Depreciation and amortization	165.5	162.2	145.2
Total operating expenses	1,488.8	1,429.5	1,334.2
Operating income	471.0	430.0	381.8
Interest expense	(55.1)	(56.1)	(57.0)
Other income (expense), net	(7.7)	1.3	6.2
Consolidated income from continuing operations before income taxes	408.2	375.2	331.0
Provision for income taxes	(168.0)	(131.9)	(106.6)
Consolidated income from continuing operations	240.2	243.3	224.4
Income from discontinued operations, net of tax	1.5	31.5	16.1
Consolidated net income	241.7	274.8	240.5
Less: Net income attributable to noncontrolling interests	(8.8)	(8.1)	(6.6)
Net income attributable to Equifax	$232.9	$266.7	$233.9
Amounts attributable to Equifax:
Net income from continuing operations attributable to Equifax	$231.4	$235.2	$217.8
Discontinued operations, net of tax	1.5	31.5	16.1
Net income attributable to Equifax	$232.9	$266.7	$233.9
Basic earnings per common share:
Income from continuing operations attributable to Equifax	$1.90	$1.89	$1.72
Discontinued operations	0.01	0.25	0.13
Net income attributable to Equifax	$1.91	$2.14	$1.85
Weighted-average shares used in computing basic earnings per share	121.9	124.8	126.3
Diluted earnings per common share:
Income from continuing operations attributable to Equifax	$1.87	$1.86	$1.70
Discontinued operations	0.01	0.25	0.13
Net income attributable to Equifax	$1.88	$2.11	$1.83
Weighted-average shares used in computing diluted earnings per share	123.7	126.5	127.9
Dividends per common share	$0.64	$0.28	$0.16

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
(In millions, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$127.7	$119.4
Trade accounts receivable, net of allowance for doubtful accounts of $5.9 and $7.5 at December 31, 2011 and 2010, respectively	284.4	262.6
Prepaid expenses	24.6	26.1
Other current assets	15.6	25.0
Total current assets	452.3	433.1
Property and equipment:
Capitalized internal-use software and system costs	332.2	315.9
Data processing equipment and furniture	183.1	181.0
Land, buildings and improvements	178.4	169.5
Total property and equipment	693.7	666.4
Less accumulated depreciation and amortization	(400.8)	(368.0)
Total property and equipment, net	292.9	298.4

Goodwill	1,961.2	1,914.7
Indefinite-lived intangible assets	95.6	95.6
Purchased intangible assets, net	550.2	593.9
Other assets, net	156.4	101.8
Total assets	$3,508.6	$3,437.5
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities	$47.2	$20.7
Accounts payable	27.5	24.6
Accrued expenses	56.3	61.9
Accrued salaries and bonuses	79.2	71.9
Deferred revenue	55.8	58.7
Other current liabilities	96.8	81.7
Total current liabilities	362.8	319.5
Long-term debt	966.0	978.9
Deferred income tax liabilities, net	227.8	248.1
Long-term pension and other postretirement benefit liabilities	176.4	129.0
Other long-term liabilities	53.5	53.6
Total liabilities	1,786.5	1,729.1
Commitments and Contingencies (see Note 7)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	-	-
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at December 31, 2011 and 2010; Outstanding shares - 119.6 and 122.6 at December 31, 2011 and 2010, respectively	236.6	236.6
Paid-in capital	1,118.0	1,105.8
Retained earnings	2,879.2	2,725.7
Accumulated other comprehensive loss	(391.8)	(344.5)
Treasury stock, at cost, 69.1 shares and 64.6 shares at December 31, 2011 and 2010, respectively	(2,133.7)	(1,991.0)
Stock held by employee benefits trusts, at cost, 0.6 shares and 2.1 shares at December 31, 2011 and 2010, respectively	(5.9)	(41.2)
Total Equifax shareholders' equity	1,702.4	1,691.4
Noncontrolling interests	19.7	17.0
Total equity	1,722.1	1,708.4
Total liabilities and equity	$3,508.6	$3,437.5

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
	December 31,
	2011	2010	2009
(In millions)
Operating activities:
Consolidated net income	$241.7	$274.8	$240.5
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss (gain) on divestitures	26.3	(27.1)	-
Depreciation and amortization	164.9	167.8	158.8
Stock-based compensation expense	24.4	21.8	19.6
Excess tax benefits from stock-based compensation plans	(1.2)	(3.5)	(1.3)
Deferred income taxes	3.6	0.1	14.7
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(26.6)	(3.6)	12.8
Prepaid expenses and other current assets	2.4	6.1	(1.4)
Other assets	15.0	(1.4)	(6.9)
Current liabilities, excluding debt	1.3	(32.4)	4.2
Other long-term liabilities, excluding debt	(43.1)	(50.0)	(22.6)
Cash provided by operating activities	408.7	352.6	418.4
Investing activities:
Capital expenditures	(75.0)	(99.8)	(70.7)
Acquisitions, net of cash acquired	(127.4)	(82.6)	(196.0)
Proceeds received from divestitures	2.5	181.7	-
Investment in unconsolidated affiliates, net	(4.2)	1.7	(3.4)
Cash provided by (used in) investing activities	(204.1)	1.0	(270.1)

Financing activities:
Net short-term (repayments) borrowings	24.4	(134.0)	101.8
Net (repayments) borrowings under long-term revolving credit facilities	-	(5.0)	(415.2)
Payments on long-term debt	(16.7)	(20.8)	(31.8)
Proceeds from issuance of long-term debt	-	-	274.4
Treasury stock purchases	(142.3)	(167.5)	(23.8)
Dividends paid to Equifax shareholders	(78.1)	(35.2)	(20.2)
Dividends paid to noncontrolling interests	(5.6)	(5.1)	(4.0)
Proceeds from exercise of stock options	23.7	29.3	10.2
Excess tax benefits from stock-based compensation plans	1.2	3.5	1.3
Other	(2.5)	(0.5)	(1.0)
Cash used in financing activities	(195.9)	(335.3)	(108.3)
Effect of foreign currency exchange rates on cash and cash equivalents	(0.4)	(2.0)	4.9
Increase in cash and cash equivalents	8.3	16.3	44.9
Cash and cash equivalents, beginning of period	119.4	103.1	58.2
Cash and cash equivalents, end of period	$127.7	$119.4	$103.1

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Equifax Shareholders
							Stock
					Accumulated		Held By
	Common Stock				Other		Employee		Total
	Shares		Paid-In	Retained	Comprehensive	Treasury	Benefits	Noncontrolling	Shareholders’
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Trusts	Interests	Equity
	(In millions, except per share values)

Balance, December 31, 2008	126.3	$236.5	$1,075.2	$2,281.0	$(390.6)	$(1,837.9)	$(51.8)	$11.1	$1,323.5

Net income	-	-	-	233.9	-	-	-	6.6	240.5
Other comprehensive income (loss)	-	-	-	-	71.9	-	-	0.1	72.0
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.8	0.1	(0.6)	-	-	2.5	6.4	-	8.4
Treasury stock purchased under share repurchase program ($26.41 per share)*	(0.9)	-	-	-	-	(23.8)	-	-	(23.8)
Treasury stock purchased from the Equifax Employee Stock Benefits Trust ($29.29 per share)**	-	-	8.3	-	-	(12.5)	4.2	-	-
Cash dividends ($0.16 per share)	-	-	-	(20.7)	-	-	-	-	(20.7)
Dividends paid to employee benefits trusts	-	-	0.5	-	-	-	-	-	0.5
Stock-based compensation expense	-	-	19.6	-	-	-	-	-	19.6
Tax effects of stock-based compensation plans	-	-	0.9	-	-	-	-	-	0.9
Dividends paid to noncontrolling interests	-	-	-	-	-	-	-	(4.0)	(4.0)
Other	-	-	(1.9)		-	-	-	-	(1.9)
Balance, December 31, 2009	126.2	$236.6	$1,102.0	$2,494.2	$(318.7)	$(1,871.7)	$(41.2)	$13.8	$1,615.0

Net income	-	-	-	266.7	-	-	-	8.1	274.8
Other comprehensive income (loss)	-	-	-	-	(25.8)	-	-	(0.2)	(26.0)
Shares issued under stock and benefit plans, net of minimum tax withholdings	1.6	-	(21.7)	-	-	48.2	-	-	26.5
Treasury stock purchased under share repurchase program ($32.28 per share)*	(5.2)	-	-	-	-	(167.5)	-	-	(167.5)
Cash dividends ($0.28 per share)	-	-	-	(35.2)	-	-	-	-	(35.2)
Dividends paid to employee benefits trusts	-	-	0.3	-	-	-	-	-	0.3
Stock-based compensation expense	-	-	21.8	-	-	-	-	-	21.8
Tax effects of stock-based compensation plans	-	-	3.4	-	-	-	-	-	3.4
Dividends paid to noncontrolling interests	-	-	-	-	-	-	-	(5.1)	(5.1)
Other	-	-	-		-	-	-	0.4	0.4
Balance, December 31, 2010	122.6	$236.6	$1,105.8	$2,725.7	$(344.5)	$(1,991.0)	$(41.2)	$17.0	$1,708.4

Net income	-	-	-	232.9	-	-	-	8.8	241.7
Other comprehensive income (loss)	-	-	-	-	(47.3)	-	-	-	(47.3)
Shares issued under stock and benefit plans, net of minimum tax withholdings	1.2	-	(14.3)	-	-	34.9	-	-	20.6
Treasury stock purchased under share repurchase program ($34.19 per share)*	(4.2)	-	-	-	-	(142.3)	-	-	(142.3)
Treasury stock transferred from the Executive Life Insurance Benefit Trust***	-	-	-	-	-	(35.3)	35.3	-	-
Cash dividends ($0.64 per share)	-	-	-	(79.4)	-	-	-	-	(79.4)
Dividends paid to employee benefits trusts	-	-	1.3	-	-	-	-	-	1.3
Stock-based compensation expense	-	-	24.4	-	-	-	-	-	24.4
Tax effects of stock-based compensation plans	-	-	2.3	-	-	-	-	-	2.3
Dividends paid to noncontrolling interests	-	-	-	-	-	-	-	(5.6)	(5.6)
Other	-	-	(1.5)		-	-		(0.5)	(2.0)
Balance, December 31, 2011	119.6	$236.6	$1,118.0	$2,879.2	$(391.8)	$(2,133.7)	$(5.9)	$19.7	$1,722.1

*	At December 31, 2011, $112.1 million was authorized for future repurchases of our common stock.

**	426,533 shares were reclassified from Stock Held by Employee Benefits Trusts to Treasury Stock on our Consolidated Balance Sheets as a result of this transaction.

***	1,500,000 shares were reclassified from Stock Held by Employee Benefits Trusts to Treasury Stock on our Consolidated Balance Sheets as a result of this transaction.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Accumulated Other Comprehensive Loss consists of the following components:

	December 31,
	2011	2010	2009
	(In millions)
Foreign currency translation	$(89.3)	$(100.8)	$(99.9)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $172.1, $138.6 and $124.9 in 2011, 2010 and 2009, respectively	(300.3)	(241.3)	(216.2)
Cash flow hedging transactions, net of tax of $1.4, $1.6 and $1.7 in 2011, 2010 and 2009, respectively	(2.2)	(2.4)	(2.6)
Accumulated other comprehensive loss	$(391.8)	$(344.5)	$(318.7)

Comprehensive Income is as follows:

	Twelve Months Ended December 31,
	2011			2010			2009
	Equifax	Noncontrolling		Equifax	Noncontrolling		Equifax	Noncontrolling
	Shareholders	Interests	Total	Shareholders	Interests	Total	Shareholders	Interests	Total
	(In millions)
Net income	$232.9	$8.8	$241.7	$266.7	$8.1	$274.8	$233.9	$6.6	$240.5
Other comprehensive income:
Foreign currency translation adjustment	11.5	-	11.5	(0.9)	(0.2)	(1.1)	78.5	0.1	78.6
Recognition of prior service cost and actuarial gains (losses) related to our pension and other postretirement benefit plans	(59.0)	-	(59.0)	(25.1)	-	(25.1)	(7.7)	-	(7.7)
Change in cumulative loss from cash flow hedging transactions	0.2	-	0.2	0.2	-	0.2	1.1	-	1.1
Comprehensive income	$185.6	$8.8	$194.4	$240.9	$7.9	$248.8	$305.8	$6.7	$312.5

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.   We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll-related, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of December 31, 2011, we operated in the following countries: Argentina, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We also maintain support operations in the Republic of Ireland. We have an investment in a consumer and commercial credit information company in Brazil and offer consumer credit services in India and Russia through joint ventures.

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

Segments.   We manage our business and report our financial results through the following five reportable segments, which are the same as operating segments:

•	U.S. Consumer Information Solutions, or USCIS

•	International

•	TALX Workforce Solutions

•	North America Personal Solutions

•	North America Commercial Solutions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

USCIS is our largest reportable segment, with 40% of total operating revenue for 2011. Our most significant foreign operations are located in Canada and the U.K.

Use of Estimates.   The preparation of our Consolidated Financial Statements requires us to make estimates and assumptions in accordance with GAAP. Accordingly, we make these estimates and assumptions after exercising judgment. We believe that the estimates and assumptions inherent in our Consolidated Financial Statements are reasonable, based upon information available to us at the time they are made including the consideration of events that have occurred up until the point these Consolidated Financial Statements have been filed. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

Revenue Recognition and Deferred Revenue.   Revenue is recognized when persuasive evidence of an arrangement exists, collectibility of arrangement consideration is reasonably assured, the arrangement fees are fixed or determinable and delivery of the product or service has been completed. A significant portion of our revenue is derived from the provision of information services to our customers on a transaction basis, in which case revenue is recognized, assuming all other revenue recognition criteria are met, when the services are provided. A smaller portion of our revenues relates to subscription-based contracts under which a customer pays a preset fee for a predetermined or unlimited number of transactions or services provided during the subscription period, generally one year. Revenue related to subscription-based contracts having a preset number of transactions is recognized as the services are provided, using an effective transaction rate as the actual transactions are completed. Any remaining revenue related to unfulfilled units is not recognized until the end of the related contract’s subscription period. Revenue related to subscription-based contracts having an unlimited volume is recognized ratably during the contract term. Revenue is recorded net of sales taxes.

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

The determination of certain of our tax management services revenue requires the use of estimates, principally related to transaction volumes in instances where these volumes are reported to us by our clients on a monthly basis in arrears. In these instances, we estimate transaction volumes based on average actual volumes reported in the past. Differences between our estimates and actual final volumes reported are recorded in the period in which actual volumes are reported. We have not experienced significant variances between our estimates and actual reported volumes in the past. We monitor actual volumes to ensure that we will continue to make reasonable estimates in the future. If we determine that we are unable to make reasonable future estimates, revenue may be deferred until actual customer data is obtained. Also within our TALX Workforce Solutions operating segment, the fees for certain of our tax credits and incentives revenue are based on a portion of the credit delivered to our clients. Revenue for these arrangements is recognized based on the achievement of milestones, upon calculation of the credit, or when the credit is utilized by our client, depending on the provisions of the client contract.

We have certain offerings that are sold as multiple element arrangements. The multiple elements may include consumer or commercial information, file updates for certain solutions, services provided by our decisioning technologies personnel, training services, statistical models and other services. To account for each of these elements separately, the delivered elements must have stand-alone value to our customer, and there must exist objective and reliable evidence of the fair value for any undelivered elements. For certain customer contracts, the total arrangement fee is allocated to the undelivered elements. If we are unable to unbundle the arrangement into separate units of accounting, we apply one of the accounting policies described above. This may lead to the arrangement consideration being recognized as the final contract element is delivered to our customer or ratably over the contract.

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

Advertising.   Advertising costs from continuing operations, which are expensed as incurred, totaled $42.0 million, $32.6 million and $31.9 million during 2011, 2010 and 2009, respectively.

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

	Twelve Months Ended December 31,
	2011	2010	2009
	(In millions)
Weighted-average shares outstanding (basic)	121.9	124.8	126.3
Effect of dilutive securities:
Stock options and restricted stock units	1.8	1.7	1.6
Weighted-average shares outstanding (diluted)	123.7	126.5	127.9

For the twelve months ended December 31, 2011, 2010 and 2009, 2.3 million, 3.3 million and 3.3 million stock options, respectively, were anti-dilutive and therefore excluded from this calculation.

Cash Equivalents.   We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Trade Accounts Receivable and Allowance for Doubtful Accounts.   We do not recognize interest income on our trade accounts receivable. Additionally, we generally do not require collateral from our customers related to our trade accounts receivable.

The allowance for doubtful accounts for estimated losses on trade accounts receivable is based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns and the establishment of specific reserves for customers in an adverse financial condition. We reassess the adequacy of the allowance for doubtful accounts each reporting period. Increases to the allowance for doubtful accounts are recorded as bad debt expense, which are included in selling, general and administrative expenses on the accompanying Consolidated Statements of Income. Bad debt expense from continuing operations was $2.8 million, $0.8 million and $6.6 million during the twelve months ended December 31, 2011, 2010, and 2009, respectively.

Long-Lived Assets.   Property and equipment are stated at cost less accumulated depreciation and amortization. The cost of additions is capitalized. Property and equipment are depreciated primarily on a straight-line basis over the assets’ estimated useful lives, which are generally three to five years for data processing equipment and capitalized internal-use software and systems costs. Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease terms that are reasonably assured. Buildings are depreciated over a forty-year period. Other fixed assets are depreciated over three to seven years. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized and included in income from operations on the Consolidated Statements of Income, with the classification of any gain or loss dependent on the characteristics of the asset sold or retired.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense from continuing operations related to property and equipment was $75.0 million, $72.2 million and $65.0 million during the twelve months ended December 31, 2011, 2010, and 2009, respectively.

Industrial Revenue Bonds.   Pursuant to the terms of certain industrial revenue bonds, we transferred title to certain of our fixed assets with costs of $65.3 million and $47.9 million as of December 31, 2011 and 2010, respectively, to a local governmental authority in the U.S. to receive a property tax abatement related to economic development. The title to these assets will revert back to us upon retirement or cancellation of the applicable bonds. These fixed assets are still recognized in the Company’s Consolidated Balance Sheets as all risks and rewards remain with the Company.

Impairment of Long-Lived Assets.   We monitor the status of our long-lived assets in order to determine if conditions exist or events and circumstances indicate that an asset group may be impaired in that its carrying amount may not be recoverable. Significant factors that are considered that could be indicative of an impairment include: changes in business strategy, market conditions or the manner in which an asset group is used; underperformance relative to historical or expected future operating results; and negative industry or economic trends. If potential indicators of impairment exist, we estimate recoverability based on the asset group’s ability to generate cash flows greater than the carrying value of the asset group. We estimate the undiscounted future cash flows arising from the use and eventual disposition of the related long-lived asset group. If the carrying value of the long-lived asset group exceeds the estimated future undiscounted cash flows, an impairment loss is recorded based on the amount by which the asset group’s carrying amount exceeds its fair value. We utilize estimates of discounted future cash flows to determine the asset group’s fair value. We did not record any impairment losses in any of the periods presented.

Goodwill and Indefinite-Lived Intangible Assets.   Goodwill represents the cost in excess of the fair value of the net assets of acquired businesses. Goodwill is not amortized. We are required to test goodwill for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment test as of September 30 each year. In analyzing goodwill for potential impairment, we use a combination of the income and market approaches to estimate the reporting unit’s fair value. Under the income approach, we calculate the fair value of a reporting unit based on estimated future discounted cash flows. The assumptions we use are based on what we believe a hypothetical marketplace participant would use in estimating fair value. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings before interest, income taxes, depreciation and amortization for benchmark companies. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit’s fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit’s goodwill exceeded its implied value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contractual/territorial rights represent the estimated fair value of rights to operate in certain territories acquired through the purchase of independent credit reporting agencies in the U.S. and Canada. Our contractual/territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events and circumstances indicate that there may be an impairment of the asset value. Our annual impairment test date is September 30. We perform the impairment test for our indefinite-lived intangible assets by comparing the asset’s fair value to its carrying value. We estimate the fair value based on projected discounted future cash flows. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value.

We completed our annual impairment testing for goodwill and indefinite-lived intangible assets during the twelve months ended December 31, 2011, 2010, and 2009, and we determined that there was no impairment in any of these years.

Purchased Intangible Assets.   Purchased intangible assets represent the estimated fair value of acquired intangible assets used in our business. Purchased data files represent the estimated fair value of consumer credit files acquired primarily through the purchase of independent credit reporting agencies in the U.S. and Canada. We expense the cost of modifying and updating credit files in the period such costs are incurred. We amortize purchased data files, which primarily consist of acquired credit files, on a straight-line basis. Predominantly all of our other purchased intangible assets are also amortized on a straight-line basis.

Asset	Useful Life
(in years)
Purchased data files	2 to 15
Acquired software and technology	1 to 10
Non-compete agreements	1 to 10
Proprietary database	6 to 10
Customer relationships	2 to 25
Trade names	5 to 15

Other Assets.   Other assets on our Consolidated Balance Sheets primarily represents our investment in unconsolidated affiliates, interest rate swaps, assets related to life insurance policies covering certain officers of the Company, employee benefit trust assets and data purchases, net of related amortization.

Benefit Plans.   We sponsor various pension and defined contribution plans. We also maintain certain healthcare and life insurance benefit plans for eligible retired U.S. employees. Benefits under the pension and other postretirement benefit plans are generally based on age at retirement and years of service and for some pension plans, benefits are also based on the employee’s annual earnings. The net periodic cost of our pension and other postretirement plans is determined using several actuarial assumptions, the most significant of which are the discount rate and the expected return on plan assets. Our Consolidated Balance Sheets reflect the funded status of the pension and other postretirement plans.

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

Financial Instruments.   Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using quoted market prices for publicly traded instruments, and for non-publicly traded instruments through valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk. As of December 31, 2011 and 2010, the fair value of our fixed-rate debt was $1.09 billion and $1.05 billion, respectively, compared to its carrying value of $0.97 billion and $0.98 billion, respectively, based on recent trading prices.

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

Fair Value Hedges.   In conjunction with our fourth quarter 2009 sale of five-year Senior Notes, we entered into five-year interest rate swaps, designated as fair value hedges, which convert the debt’s fixed interest rate to a variable rate. These swaps involve the receipt of fixed rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed-rate Senior Notes they hedge due to changes in the designated benchmark interest rate and are recorded in interest expense. The full fair value of the interest rate swap is classified as a non-current asset or liability as the remaining maturity of the fixed-rate Senior Notes they hedge is more than twelve months.  There was no ineffectiveness on our fair value hedge that impacted current year earnings. The fair value of these interest rate swaps at December 31, 2011 and 2010, was $14.8 million and $9.7 million, respectively, recorded in other assets, net on our Consolidated Balance Sheets.

Cash Flow Hedges.   Changes in the fair value of highly effective derivatives designated as cash flow hedges are initially recorded in accumulated other comprehensive income and are reclassified into the line item in the Consolidated Statements of Income in which the hedged item is recorded in the same period the hedged item impacts earnings. Any ineffective portion is recorded in current period earnings.  We did not have any unsettled cash flow hedges outstanding as of December 31, 2011 and the fair value of our unsettled cash flow hedges was not material at December 31, 2010.

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

The following table presents assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
	(In millions)
Assets and Liabilities:
Fair Value Interest Rate Swaps (1)	$14.8	$-	$14.8	$-
Notes, due 2014 (1)	(289.8)	-	(289.8)	-
Deferred Compensation Plan (2)	(14.1)	-	(14.1)	-
Total assets and liabilities	$(289.1)	$-	$(289.1)	$-

(1)	The fair value of our interest rate swaps, designated as fair value hedges, and notes are based on the present value of expected future cash flows using zero coupon rates and are classified within Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	We maintain deferred compensation plans that allow for certain management employees to defer the receipt of compensation (such as salary, incentive compensation and commissions) until a later date based on the terms of the plans. The liability representing benefits accrued for plan participants is valued at the quoted market prices of the participants’ investment elections.

Variable Interest Entities.   We hold interests in certain entities, including credit data and information solutions ventures, that are considered variable interest entities, or VIEs.  These variable interests relate to ownership interests that require financial support for these entities.  Our investments related to these VIEs totaled $9.8 million at December 31, 2011, representing our maximum exposure to loss.  These investments are classified in other assets, net on our Consolidated Balance Sheets.  We are not the primary beneficiary and are not required to consolidate any of these VIEs.

Recent Accounting Pronouncements.    Revenue Arrangements with Multiple Deliverables.   In October 2009, the FASB issued revenue guidance for multiple-deliverable arrangements which addresses how to separate deliverables and how to measure and allocate arrangement consideration. This guidance requires vendors to develop the best estimate of selling price for each deliverable and to allocate arrangement consideration using this selling price. The guidance is effective prospectively for revenue arrangements entered into or materially modified in annual periods beginning after June 15, 2010. The adoption of this guidance on January 1, 2011, did not have a material impact on our Consolidated Financial Statements.

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

Comprehensive Income. In June 2011, the FASB issued guidance which amended the requirements for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity will be eliminated. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011, and is not expected to have a material effect on our financial condition or results of operations, though it will change our financial statement presentation.

2. MERGER OF BRAZILIAN BUSINESS

On May 31, 2011, we completed the merger of our Brazilian business with Boa Vista Serviços S.A. (“BVS”) in exchange for a 15% equity interest in BVS (the “Brazilian Transaction”).  The transaction was accounted for as a sale of our Brazilian business, which was deconsolidated. BVS, an unrelated third party whose results we do not consolidate, is the second largest consumer and commercial credit information company in Brazil.  Our investment in BVS was valued at 130 million Brazilian Reais ($69.4 million and $82.3 million at December 31, 2011 and May 31, 2011, respectively) is recorded in other assets, net on the Consolidated Balance Sheets and is accounted for using the cost method.   The initial fair value was determined by a third-party using income and market approaches. We estimate the fair value of the investment at December 31, 2011 in local currency approximates the initial fair value of the investment recorded. In accounting for the transaction, we wrote off $33.2 million of goodwill and $27.0 million of cumulative foreign currency translation adjustments.  In addition, as part of the agreement with BVS, we have retained certain contingent liabilities.  A pre-tax loss of $10.3 million was recognized during the second quarter of 2011 related to the Brazilian Transaction and is included in other income (expense) in the Consolidated Statements of Income.  Tax expense of $17.5 million was also recorded in conjunction with the Brazilian Transaction.

Equifax has committed to make certain additional funding available to BVS.  Until May 31, 2015, BVS will have the right to borrow up to $55 million from Equifax for general corporate purposes; any borrowings would be due and payable on May 31, 2015.  Payments for principal and interest on any borrowings can be convertible, at Equifax’s option, into additional shares of BVS nonvoting preferred stock.  Preferred shares issued as a result of any borrowings will be convertible to common shares under specific conditions. There were no borrowings outstanding as of December 31, 2011.

3.  DISCONTINUED OPERATIONS

On April 23, 2010, we sold our APPRO loan origination software business (“APPRO”), for approximately $72 million.  On July 1, 2010, we sold substantially all the assets of our Direct Marketing Services division (“DMS”) for approximately $117 million.  Both of these businesses had previously been reported in our U.S. Consumer Information Solutions segment.  The historical results of these operations for the years ended December 31, 2010 and 2009 are classified as discontinued operations in the Consolidated Statements of Income.  Revenue for these businesses for the years ended December 31, 2010 and 2009 was $42.1 million and $108.5 million, respectively.   Pretax income was $65.4 million and $25.6 million for the years ended December 31, 2010 and 2009.  We recorded a gain from the sale of APPRO in the second quarter of 2010 of $12.3 million, after tax, and a gain from the sale of DMS in the third quarter of 2010 of $14.9 million, after tax, both of which were classified as discontinued operations in the Consolidated Statements of Income.

During 2011, we settled various contingencies related to past divestitures that resulted in $1.5 million of income from discontinued operations, net of tax.

4.  ACQUISITIONS AND INVESTMENTS

2011 Acquisitions and Investments.   On August 1, 2011, to further enhance our market position, we acquired DataVision Resources, which provides data and business solutions to the mortgage, insurance and financial services industries, for $50.0 million.  The results of this acquisition have been included in our TALX Workforce Solutions segment subsequent to the date of acquisition.

To further broaden our product offerings, during the twelve months ended December 31, 2011, we completed smaller acquisitions of information services businesses in the European and Latin American regions of our International segment as well as our U.S. Consumer Information Solutions and TALX Workforce Solutions segments for $82.4 million. The results of these acquisitions have been included in our operating results subsequent to the date of acquisition and are not material.

2010 Acquisitions and Investments.   On October 1, 2010, to broaden our portfolio of solutions, we acquired Anakam, Inc., a provider of large-scale, software-based, multi-factor authentication solutions, for $64.3 million.  The results of this acquisition have been included in our U.S. Consumer Information Solutions segment subsequent to the date of acquisition.

To further enhance our market share, during the twelve months ended December 31, 2010, we completed four additional acquisitions totaling $12.3 million.  These transactions were in our International segment and the results of these acquisitions have been included in our operating results subsequent to the date of acquisition and are not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2009 Acquisitions and Investments.   On December 23, 2009, as a part of our long-term growth strategy of expanding into emerging markets, we formed a joint venture, Equifax Credit Information Services Private Limited, or ECIS, to provide a broad range of credit data and information solutions in India. We paid cash consideration of $5.2 million for our 49 percent equity interest in ECIS.

On November 2, 2009, to further enhance our income and identity verification service offerings, we acquired Rapid Reporting Verification Company, or Rapid, a provider of IRS tax transcript information and social security number authentication services, for $72.5 million. The results of this acquisition have been included in our TALX Workforce Solutions operating segment subsequent to the acquisition.

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

We financed these purchases through borrowings under our Senior Credit Facility, which were subsequently refinanced through the issuance in November 2009 of our 4.45%, five-year unsecured Senior Notes. The 4.45% Senior Notes are further described in Note 6 of the Notes to the Consolidated Financial Statements.

Purchase Price Allocation.   The following table summarizes the estimated fair value of the net assets acquired and the liabilities assumed at the acquisition dates. The 2011 allocations are considered final, except for the resolution of certain contingencies all of which existed at the acquisition date, primarily related to sales tax exposures and income tax accounts, which will be resolved when final returns are filed related to the acquired entities. Estimates for these items have been included in the purchase price allocations and will be finalized prior to the one year anniversary date of the acquisitions.

	December 31,
	2011	2010
	(In millions)
Current assets	$14.1	$6.0
Property and equipment	4.2	0.3
Other assets	0.1	0.6
Identifiable intangible assets (1)	52.2	30.6
Goodwill (2)	75.6	47.5
Total assets acquired	146.2	85.0
Total liabilities assumed	(13.8)	(8.0)
Non-controlling interest	-	(0.4)
Net assets acquired	$132.4	$76.6

(1)	Identifiable intangible assets are further disaggregated in the following table.

(2)	Of the goodwill resulting from 2011 and 2010 acquisitions, $44.7 million and $4.4 million, respectively, is tax deductible.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The primary reasons the purchase price of these acquisitions exceeded the fair value of the net assets acquired, which resulted in the recognition of goodwill, were expanded growth opportunities from new or enhanced product offerings, cost savings from the elimination of duplicative activities, and the acquisition of an assembled workforce that are not recognized as assets apart from goodwill.

	December 31,
	2011		2010
		Weighted-		Weighted-
		average useful		average
Intangible asset category	Fair value	life	Fair value	useful life
	(in millions)	(in years)	(in millions)	(in years)
Customer relationships	$29.9	8.8	$11.5	8.9
Acquired software and technology	13.4	4.2	13.9	5.9
Purchased data files	3.2	5.2	-	-
Non-compete agreements	2.3	3.7	3.8	3.7
Trade names and other intangible assets	3.4	5.5	1.4	5.8
Total acquired intangibles	$52.2	6.9	$30.6	6.8

The 2011 and 2010 acquisitions did not have a material impact in the Company’s Consolidated Statements of Income.  The impact of the 2011 and 2010 acquisitions would not have significantly changed our Consolidated Statements of Income if they had occurred at the beginning of the earliest year presented.

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill.   Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As discussed in Note 1, goodwill is tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. As a result of the merger of our Brazilian business in the second quarter of 2011, we performed an interim impairment test on the Latin America reporting unit excluding our Brazilian business which resulted in no impairment. We perform our annual goodwill impairment tests as of September 30 each year. The fair value estimates for our reporting units were determined using a combination of the income and market approaches in accordance with the Company’s methodology. Our annual impairment tests as of September 30, 2011, 2010 and 2009 resulted in no impairment of goodwill.

Changes in the amount of goodwill for the twelve months ended December 31, 2011 and 2010, are as follows:

	U.S. Consumer		TALX	North America	North America
	Information		Workforce	Personal	Commercial
(In millions)	Solutions	International	Solutions	Solutions	Solutions	Total
Balance, December 31, 2009	$667.8	$335.7	$900.6	$1.8	$37.3	$1,943.2
Acquisitions	41.0	6.5	-	-	-	47.5
Adjustments to initial purchase price allocation	(0.8)	-	(0.7)	-	-	(1.5)
Foreign currency translation	-	4.7	-	-	0.3	5.0
Businesses sold	(79.5)	-	-	-	-	(79.5)
Balance, December 31, 2010	628.5	346.9	899.9	1.8	37.6	1,914.7
Acquisitions	10.1	30.9	34.6	-	-	75.6
Adjustments to initial purchase price allocation	(0.2)	(0.1)	0.5	-	-	0.2
Foreign currency translation	-	4.0	-	-	(0.1)	3.9
Businesses sold	-	(33.2)	-	-	-	(33.2)
Balance, December 31, 2011	$638.4	$348.5	$935.0	$1.8	$37.5	$1,961.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Indefinite-Lived Intangible Assets.   Indefinite-lived intangible assets consist of contractual/territorial rights representing the estimated fair value of rights to operate in certain territories acquired through the purchase of independent credit reporting agencies in the U.S. and Canada. Our contractual/territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. As discussed in Note 1, we are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30 each year. Our annual impairment tests as of September 30, 2011, 2010 and 2009 resulted in no impairment of our indefinite-lived intangible assets. Our contractual/territorial rights carrying amounts did not change materially during the twelve months ended December 31, 2011 and 2010.

Purchased Intangible Assets.   Purchased intangible assets net, recorded on our Consolidated Balance Sheets at December 31, 2011 and 2010, are as follows:

	December 31, 2011			December 31, 2010
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(In millions)
Definite-lived intangible assets:
Purchased data files	$316.2	$(240.5)	$75.7	$339.2	$(240.7)	$98.5
Acquired software and technology	68.3	(41.1)	27.2	55.0	(33.3)	21.7
Customer relationships	518.2	(130.3)	387.9	489.2	(97.1)	392.1
Proprietary database	125.0	(95.5)	29.5	125.0	(74.4)	50.6
Non-compete agreements	9.0	(3.1)	5.9	7.2	(1.4)	5.8
Trade names and other intangible assets	40.7	(16.7)	24.0	37.4	(12.2)	25.2
Total definite-lived intangible assets	$1,077.4	$(527.2)	$550.2	$1,053.0	$(459.1)	$593.9

Amortization expense related to purchased intangible assets was $90.5 million, $90.0 million, and $80.3 million during the twelve months ended December 31, 2011, 2010, and 2009, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at December 31, 2011 is as follows:

Years ending December 31,	Amount
(In millions)
2012	$85.9
2013	68.3
2014	56.0
2015	51.7
2016	38.9
Thereafter	249.4
$550.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  DEBT

Debt outstanding at December 31, 2011 and 2010 was as follows:

	December 31,
	2011	2010
	(In millions)
Commercial paper ("CP")	$30.0	$-
Note, 4.25%, due in installments through May 2012	-	4.7
Notes, 7.34%, due in installments through May 2014	45.0	60.0
Notes, 4.45%, due December 2014	275.0	275.0
Notes, 6.30%, due July 2017	272.5	272.5
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 7.00%, due July 2037	250.0	250.0
Capitalized lease obligation	1.1	2.0
Other	0.6	1.0
Total debt	999.2	990.2
Less short-term debt and current maturities	(47.2)	(20.7)
Less unamortized discounts	(1.8)	(2.1)
Plus fair value adjustments	15.8	11.5
Total long-term debt, net of discount	$966.0	$978.9

Scheduled future maturities of debt at December 31, 2011, are as follows:

Years ending December 31,	Amount
(In millions)
2012	$46.6
2013	15.1
2014	290.0
2015	-
2016	-
Thereafter	647.5
Total debt	$999.2

Senior Credit Facility.    During the first quarter of 2011, we extended the maturity date and reduced the borrowing limits of our existing unsecured revolving credit facility, which we refer to as the Senior Credit Facility, by entering into a Second Amended and Restated Credit Agreement dated as of February 18, 2011 (the “Amended Agreement”).  The Senior Credit Facility had been scheduled to expire on July 24, 2011, and provided $850.0 million of borrowing capacity.  The Amended Agreement provides for a maturity date of February 18, 2015.  We elected to reduce the size of the facility to $500.0 million in line with our liquidity needs and current credit market conditions, including higher upfront fees and fees for unused borrowing availability.  The Amended Agreement also provides an accordion feature that allows us to request an increase in the total commitment to $750.0 million should we so choose.  We added certain of our international subsidiaries as co-borrowers in addition to the Company to provide additional flexibility as to the place of borrowing.  Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. Availability of the Senior Credit Facility for borrowings is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding principal amount of our CP notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under our Senior Credit Facility, we must comply with various financial and non-financial covenants. The financial covenants require us to maintain a maximum leverage ratio, defined as consolidated funded debt divided by consolidated EBITDA (as set forth in the Senior Credit Facility) for the preceding four quarters, of not more than 3.5 to 1.0. Compliance with this financial covenant is tested quarterly. The non-financial covenants include limitations on liens, cross defaults, subsidiary debt, mergers, liquidations, asset dispositions and acquisitions. As of December 31, 2011, we were in compliance with our covenants under the Senior Credit Facility. Our borrowings under this facility, which have not been guaranteed by any of our subsidiaries, are unsecured and will rank on parity in right of payment with all of our other unsecured and unsubordinated indebtedness from time to time outstanding.

At December 31, 2011, interest was payable on borrowings under the existing credit facility at the base rate or London Interbank Offered Rate, or LIBOR, plus a specified margin. The annual facility fee, which we pay regardless of borrowings, and interest rate are subject to adjustment based on our debt ratings. As of December 31, 2011, $468.6 million was available for borrowings and there were no outstanding borrowings under the Senior Credit Facility, which is included in long-term debt on our Consolidated Balance Sheets.

While the underlying final maturity date of this facility is February 2015, it is structured to provide borrowings under short-term loans. Because these borrowings primarily have a maturity of thirty days, the borrowings and repayments are presented on a net basis within the financing activities portion of our Consolidated Statements of Cash Flows as net (repayments) borrowings under long-term revolving credit facilities.

CP Program.   During the first quarter of 2011, we reduced the size of our CP program from $850.0 million to $500.0 million. Our CP program has been established through the private placement of CP notes from time to time, in which borrowings bear interest at either a variable rate (based on LIBOR or other benchmarks) or a fixed rate, with the applicable rate and margin. Maturities of CP can range from overnight to 397 days. Because the CP program is backstopped by our Senior Credit Facility, the amount of CP which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding borrowings under our Senior Credit Facility. At December 31, 2011, $30.0 million in CP notes was outstanding, all with maturities of less than 90 days.

4.25% Note.   Upon our July 26, 2007 acquisition of our Atlanta, Georgia, data center, we assumed a $12.5 million mortgage obligation from the prior owner of the building. The mortgage obligation has a fixed rate of interest of 4.25% per annum and the final payment on the obligation was made in 2011.

TALX Debt.   At the closing of the TALX acquisition in May 2007, we assumed $75.0 million in 7.34% Senior Guaranteed Notes, or TALX Notes, privately placed by TALX with several institutional investors in May 2006 and $96.6 million outstanding under TALX’s revolving credit facility. Subsequent to the TALX acquisition, we repaid and terminated the TALX revolving credit facility with borrowings under our Senior Credit Facility. We are required to repay the principal amount of the TALX Notes in five equal annual installments commencing on May 25, 2010 with a final maturity date of May 25, 2014. We may prepay the TALX Notes subject to certain restrictions and the payment of a make-whole amount. Under certain circumstances, we may be required to use proceeds of certain asset dispositions to prepay a portion of the TALX Notes. Interest on the TALX Notes is payable semi-annually until the principal becomes due and payable. We identified a fair value adjustment related to the TALX Notes in applying purchase accounting; this amount is being amortized against interest expense over the remainder of the term of the TALX Notes. At December 31, 2011, the remaining balance of this adjustment is $1.0 million and is included in long-term debt on the Consolidated Balance Sheets.

4.45% Senior Notes.   On November 4, 2009, we issued $275.0 million principal amount of 4.45%, five-year senior notes in an underwritten public offering. Interest is payable semi-annually in arrears on December 1 and June 1 of each year. We used the net proceeds from the sale of the senior notes to repay outstanding borrowings under our CP program, a portion of which was used to finance our fourth quarter 2009 acquisitions. The senior notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness. In conjunction with the senior notes, we entered into five-year interest rate swaps, designated as fair value hedges, which convert the fixed interest rate to a variable rate. The long-term debt fair value adjustment related to these interest rate swaps was an increase of $14.8 million at December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.3% and 7.0% Senior Notes.   On June 28, 2007, we issued $300.0 million principal amount of 6.3%, ten-year senior notes and $250.0 million principal amount of 7.0%, thirty-year senior notes in underwritten public offerings. Interest is payable semi-annually in arrears on January 1 and July 1 of each year. The net proceeds of the financing were used to repay short-term indebtedness, a substantial portion of which was incurred in connection with our acquisition of TALX. We must comply with various non-financial covenants, including certain limitations on liens, additional debt and mortgages, mergers, asset dispositions and sale-leaseback arrangements. The senior notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness. During 2009, we purchased an additional $7.5 million principal amount of the ten-year senior notes for $6.3 million.

6.9% Debentures.   We have $125 million of debentures outstanding with a maturity date of 2028.  The debentures are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.  During 2009, we purchased $25.0 million principal amount of the debentures for $25.1 million.

Canadian Credit Facility.   We had a 364-day revolving credit agreement with a Canadian bank (our Canadian Credit Facility) which permitted us to borrow up to C$10.0 million (denominated in Canadian dollars).  The Canadian Credit Facility was scheduled to terminate in June 2011. We cancelled this agreement at the end of the first quarter of 2011 and there were no outstanding borrowings under this agreement at the time of cancellation.

Cash paid for interest was $54.0 million, $55.6 million and $56.7 million during the twelve months ended December 31, 2011, 2010 and 2009, respectively.

7.  COMMITMENTS AND CONTINGENCIES

Leases.   Our operating leases principally involve office space and office equipment. Rental expense for operating leases, which is recognized on a straight-line basis over the lease term, was $22.0 million, $20.5 million and $20.9 million for the twelve months ended December 31, 2011, 2010 and 2009, respectively. Our headquarters building ground lease has purchase options exercisable beginning in 2019, renewal options exercisable in 2048 and escalation clauses that began in 2009. Expected future minimum payment obligations for non-cancelable operating leases exceeding one year are as follows as of December 31, 2011:

Years ending December 31,	Amount
(In millions)
2012	$18.6
2013	14.6
2014	10.2
2015	7.9
2016	6.0
Thereafter	34.9
$92.2

We have no material sublease agreements and as a result, expected sublease income is not reflected as a reduction in the total minimum rental obligations under operating leases in the table above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Data Processing, Outsourcing Services and Other Agreements.   We have separate agreements with IBM, Acxiom, TCS and others to outsource portions of our computer data processing operations, applications development, maintenance and related functions and to provide certain other administrative and operational services. The agreements expire between 2012 and 2018. The estimated aggregate minimum contractual obligation remaining under these agreements is approximately $70 million as of December 31, 2011, with no future year’s minimum contractual obligation expected to exceed approximately $30 million. Annual payment obligations in regard to these agreements vary due to factors such as the volume of data processed; changes in our servicing needs as a result of new product offerings, acquisitions or divestitures; the introduction of significant new technologies; foreign currency; or the general rate of inflation. In certain circumstances (e.g., a change in control or for our convenience), we may terminate these data processing and outsourcing agreements, and, in doing so, certain of these agreements require us to pay a significant penalty.

During 2011, we amended our operations support services agreement in North America with IBM. The amended agreement extends the term one year through December 2014 and changes certain variable cost to fixed cost intended to provide financial savings to the Company. During 2010, we amended our data processing outsourcing agreement with IBM in the U.K. The amended agreement extends the term three years through December 2016 and allows for a reduction in the scope of services provided by IBM, as well as financial savings to the Company. Under our agreement with IBM (which also covers our operations in North America, Europe and Chile), we have outsourced our mainframe and midrange operations, help desk service and desktop support functions, and the operation of our voice and data networks. The scope of such services varies by location. The estimated future minimum contractual obligation under the revised agreement is approximately $55 million for the remaining term, with no individual year’s minimum expected to exceed approximately $20 million. We may terminate certain portions of this agreement without penalty in the event that IBM is in material breach of the terms of the agreement. During 2011, 2010 and 2009, we paid $79.7 million, $61.1 million and $87.3 million, respectively, for these services.

Agreement with Computer Sciences Corporation.   We have an agreement with Computer Sciences Corporation, or CSC, and certain of its affiliates, collectively CSC, under which CSC-owned credit reporting agencies utilize our computerized credit database services. CSC retains ownership of its credit files and the revenues generated by its credit reporting activities. We receive a processing fee for maintaining the database and for each report supplied. The agreement will expire on July 31, 2018 and is renewable at the option of CSC for successive ten-year periods. The agreement provides us with an option to purchase CSC’s credit reporting business if it does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. Under the agreement CSC also has an option, exercisable at any time, to sell its credit reporting business to us. The option expires in 2013. The option exercise price will be determined by a third-party appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if the option were exercised at December 31, 2011, the price range would approximate $650 million to $750 million. This estimate is based solely on our internal analysis of the value of the business, current market conditions and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than the estimated amount.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in control agreements have a three-year term and automatically renew for another three years unless we elect not to renew the agreements. Change in control events potentially triggering benefits under the agreements would occur, subject to certain exceptions, if (1) any person acquires 20% or more of our voting stock; (2) upon a merger or other business combination, our shareholders receive less than two-thirds of the common stock and combined voting power of the new company; (3) we sell or otherwise dispose of all or substantially all of our assets; or (4) we liquidate or dissolve.

If these change in control agreements had been triggered as of December 31, 2011, payments of approximately $46.1 million would have been made (excluding tax gross-up amounts of $19.3 million). Under the Company’s existing director and employee stock benefit plans, a change in control generally would result in the immediate vesting of all outstanding stock options and satisfaction of the restrictions on any outstanding nonvested stock awards.

Guarantees.   We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit is not material at December 31, 2011, and all have a remaining maturity of one year or less. The maximum potential future payments we could be required to make under the guarantees is not material at December 31, 2011.

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

We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We have no accrual related to indemnifications on our Consolidated Balance Sheets at December 31, 2011 and 2010.

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

8.  INCOME TAXES

The provision for income taxes from continuing operations consisted of the following:

	Twelve Months Ended December 31,
	2011	2010	2009
	(In millions)
Current:
Federal	$113.3	$74.2	$65.8
State	10.5	8.2	6.9
Foreign	44.2	41.3	38.8
	168.0	123.7	111.5
Deferred:
Federal	(1.5)	15.3	(5.0)
State	0.5	(4.1)	0.1
Foreign	1.0	(3.0)	-
	-	8.2	(4.9)
Provision for income taxes	$168.0	$131.9	$106.6

The provision for income taxes from discontinued operations was $0.5 million, $33.9 million, and $9.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Domestic and foreign income from continuing operations before income taxes was as follows:

	Twelve Months Ended December 31,
	2011	2010	2009
	(In millions)
U.S.	$275.5	$203.3	$166.5
Foreign	132.7	171.9	164.5
	$408.2	$375.2	$331.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes reconciles with the U.S. federal statutory rate, as follows:

	Twelve Months Ended December 31,
	2011	2010	2009
	(In millions)
Federal statutory rate	35.0%	35.0%	35.0%

Provision computed at federal statutory rate	$142.8	$131.3	$115.9
State and local taxes, net of federal tax benefit	5.9	2.9	4.8
Foreign	3.1	2.4	(3.2)
Valuation Allowance(1)	(0.6)	(3.2)	(8.3)
Tax reserves	(1.1)	0.8	1.0
Currency and other tax effects of Brazil transaction	20.5	-	-
Other(2)	(2.6)	(2.3)	(3.6)
Provision for income taxes	$168.0	$131.9	$106.6

Effective income tax rate	41.2%	35.1%	32.2%

(1)	During the fourth quarter of 2009, we recognized a $7.3 million income tax benefit related to our ability to utilize foreign tax credits beyond 2009. This reduced our 2009 effective tax rate by 2.1%.

(2)	Includes the benefit related to an investment loss in a subsidiary recognized during the third quarter of 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of the deferred income tax assets and liabilities at December 31, 2011 and 2010, were as follows:

	December 31,
	2011	2010
	(In millions)
Deferred income tax assets:
Employee pension benefits	$172.1	$138.6
Net operating and capital loss carryforwards	102.0	104.0
Foreign tax credits	53.8	55.2
Employee compensation programs	49.4	43.8
Reserves and accrued expenses	8.9	12.8
Deferred revenue	8.7	5.8
Other	5.8	8.8
Gross deferred income tax assets	400.7	369.0
Valuation allowance	(92.8)	(87.2)
Total deferred income tax assets, net	$307.9	$281.8

Deferred income tax liabilities:
Goodwill and intangible assets	(322.1)	(366.6)
Pension expense	(122.1)	(109.4)
Undistributed earnings of foreign subsidiaries	(44.8)	(27.4)
Depreciation	(17.5)	(6.4)
Other	(21.1)	(5.5)
Total deferred income tax liability	(527.6)	(515.3)
Net deferred income tax liability	$(219.7)	$(233.5)

Our deferred income tax assets, included in other current assets, and deferred income tax liabilities at December 31, 2011 and 2010, are included in the accompanying Consolidated Balance Sheets as follows:

	December 31,
	2011	2010
	(In millions)
Current deferred income tax assets, included in other current assets	$8.1	$14.6
Long-term deferred income tax liabilities	(227.8)	(248.1)
Net deferred income tax liability	$(219.7)	$(233.5)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2011, we had U.S. federal and state net operating loss carryforwards of $75.6 million which will expire at various times between 2012 and 2029. We also had foreign net operating loss carryforwards totaling $311.8 million of which $29.0 million will expire between 2012 and 2029 and the remaining $282.8 million will carryforward indefinitely. Foreign capital loss carryforwards of $19.2 million may be carried forward indefinitely. The deferred tax asset related to the net operating loss and capital loss carryforwards is $102.0 million of which $92.1 million has been fully reserved in the deferred tax valuation allowance. Additionally, we had foreign tax credit carryforwards of $54.0 million which will be available to be utilized upon repatriation of foreign earnings. We also had state credit carryforwards of $0.9 million which will begin expiring in 2017.

Cash paid for income taxes, net of amounts refunded, was $127.5 million, $163.7 million and $103.2 million during the twelve months ended December 31, 2011, 2010 and 2009, respectively.

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes on our Consolidated Statements of Income.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010
	(In millions)
Beginning balance (January 1)	$20.5	$19.4
Increases related to prior year tax positions	2.8	3.6
Decreases related to prior year tax positions	(0.3)	(0.5)
Increases related to current year tax positions	3.3	2.7
Decreases related to settlements	(3.9)	(3.4)
Expiration of the statute of limitations for the assessment of taxes	(2.0)	(1.6)
Currency translation adjustment	(0.5)	0.3
Ending balance (December 31)	$19.9	$20.5

We recorded liabilities of $25.1 million and $27.9 million for unrecognized tax benefits as of December 31, 2011 and 2010, respectively, which included interest and penalties of $5.2 million and $7.4 million, respectively. As of December 31, 2011 and 2010, the total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $18.9 million and $19.7 million, respectively, which included interest and penalties of $4.5 million and $5.5 million, respectively. The accruals for potential interest and penalties during 2011 and 2010 were not material.

Equifax and its subsidiaries are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state or international income tax examinations by tax authorities for years before 2006. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that Equifax’s gross unrecognized tax benefit balance may change within the next twelve months by a range of zero to $4.6 million.

9.  STOCK-BASED COMPENSATION

We have one active share-based award plan, the 2008 Omnibus Incentive Plan which was approved by our shareholders in 2008, that provides our directors, officers and certain employees with stock options and nonvested stock. The plan is described below. We expect to issue common shares held by treasury stock upon the exercise of stock options or once nonvested shares vest. Total stock-based compensation expense in our Consolidated Statements of Income during the twelve months ended December 31, 2011, 2010 and 2009, was as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended December 31,
(in millions)	2011	2010	2009

Cost of services	$3.6	$3.6	$2.6
Selling, general and administrative expenses	20.8	18.2	17.0
Stock-based compensation expense, before income taxes	$24.4	$21.8	$19.6

The total income tax benefit recognized for stock-based compensation expense was $8.7 million, $7.8 million and $6.9 million for the twelve months ended December 31, 2011, 2010 and 2009, respectively.

Benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced operating cash flows and increased financing cash flows by $1.2 million, $3.5 million and $1.3 million during the twelve months ended December 31, 2011, 2010 and 2009, respectively.

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

The fair value for stock options granted during the twelve months ended December 31, 2011, 2010 and 2009, was estimated at the date of grant, using the binomial model with the following weighted-average assumptions:

	Twelve Months Ended December 31,
	2011	2010	2009

Dividend yield	1.8%	0.5%	0.6%
Expected volatility	32.7%	29.9%	32.3%
Risk-free interest rate	1.2%	1.6%	2.0%
Expected term (in years)	4.8	4.6	4.6
Weighted-average fair value of stock options granted	$7.85	$8.28	$7.90

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes changes in outstanding stock options during the twelve months ended December 31, 2011, as well as stock options that are vested and expected to vest and stock options exercisable at December 31, 2011:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at December 31, 2010	6,526	$30.63
Granted (all at market price)	1,298	$32.94
Exercised	(947)	$25.02
Forfeited and cancelled	(162)	$32.99
Outstanding at December 31, 2011	6,715	$31.82	6.3	$47.9
Vested and expected to vest at December 31, 2011	6,472	$31.86	6.2	$46.0
Exercisable at December 31, 2011	4,289	$31.71	4.8	$31.6

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of Equifax’s common stock on December 31, 2011 and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the value that would have been received by the stock option holders if they had all exercised their stock options on December 31, 2011. In future periods, this amount will change depending on fluctuations in Equifax’s stock price. The total intrinsic value of stock options exercised during the twelve months ended December 31, 2011, 2010 and 2009, was $9.9 million, $14.7 million and $5.1 million, respectively. At December 31, 2011, our total unrecognized compensation cost related to stock options was $7.7 million with a weighted-average recognition period of 1.5 years.

The following table summarizes changes in outstanding options and the related weighted-average exercise price per share for the twelve months ended December 31, 2010 and 2009:

	December 31,
	2010		2009
	Shares	Weighted- Average Price	Shares	Weighted- Average Price
	(Shares in thousands)		(Shares in thousands)
Outstanding at the beginning of the year	6,845	$28.68	6,422	$27.84
Granted (all at market price)	1,216	$32.02	1,198	$28.49
Exercised	(1,358)	$21.58	(589)	$17.35
Forfeited and cancelled	(177)	$34.04	(186)	$33.70
Outstanding at the end of the year	6,526	$30.63	6,845	$28.68

Exercisable at end of year	4,248	$30.28	4,780	$27.21

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes changes in our nonvested stock during the twelve months ended December 31, 2011, 2010 and 2009 and the related weighted-average grant date fair value:

		Weighted-Average
		Grant Date
	Shares	Fair Value
	(in thousands)
Nonvested at December 31, 2008	850	$36.33
Granted	536	$28.41
Vested	(230)	$34.40
Forfeited	(46)	$31.75
Nonvested at December 31, 2009	1,110	$33.10
Granted	553	$33.27
Vested	(317)	$38.08
Forfeited	(36)	$33.20
Nonvested at December 31, 2010	1,310	$31.54
Granted	513	$34.07
Vested	(340)	$34.34
Forfeited	(52)	$30.70
Nonvested at December 31, 2011	1,431	$31.79

The total fair value of nonvested stock that vested during the twelve months ended December 31, 2011, 2010 and 2009, was $12.1 million, $10.3 million and $6.5 million, respectively, based on the weighted-average fair value on the vesting date, and $11.7 million, $12.1 million and $7.9 million, respectively, based on the weighted-average fair value on the date of grant. At December 31, 2011, our total unrecognized compensation cost related to nonvested stock was $17.1 million with a weighted-average recognition period of 1.9 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  SHAREHOLDER RIGHTS PLAN

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

11.  BENEFIT PLANS

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

During the twelve months ended December 31, 2011, we made contributions of $40.0 million to the USRIP and $2.6 million to the CRIP. During the twelve months ended December 31, 2010, we made contributions of $50.0 million to the USRIP and $1.6 million to the CRIP. At December 31, 2011, the USRIP met or exceeded ERISA’s minimum funding requirements.

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

Obligations and Funded Status.   A reconciliation of the projected benefit obligations, plan assets and funded status of the plans is as follows:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
	(In millions)
Change in projected benefit obligation
Benefit obligation at January 1,	$678.0	$624.2	$33.6	$33.5
Service cost	6.4	6.4	0.6	0.5
Interest cost	34.5	34.9	1.6	1.7
Plan participants' contributions	-	-	1.1	1.1
Amendments	-	0.6	-	-
Actuarial loss (gain)	70.0	50.5	(3.0)	1.2
Foreign currency exchange rate changes	(1.2)	1.8	-	-
Benefits paid	(41.6)	(40.4)	(4.0)	(4.5)
Projected benefit obligation at December 31,	746.1	678.0	29.9	33.5
Change in plan assets
Fair value of plan assets at January 1,	569.9	505.4	18.9	17.3
Actual return on plan assets	9.2	47.5	0.4	1.6
Employer contributions	46.6	55.4	2.9	3.4
Plan participants' contributions	-	-	1.1	1.1
Foreign currency exchange rate changes	(1.1)	2.0	-	-
Benefits paid	(41.6)	(40.4)	(4.0)	(4.5)
Fair value of plan assets at December 31,	583.0	569.9	19.3	18.9
Funded status of plan	$(163.1)	$(108.1)	$(10.6)	$(14.6)

The accumulated benefit obligation for the USRIP, CRIP and Supplemental Retirement Plans was $710.3 million at December 31, 2011. The accumulated benefit obligation for the USRIP, CRIP and Supplemental Retirement Plans was $646.3 million at December 31, 2010.

At December 31, 2011, the USRIP and Supplemental Retirement Plans had projected benefit obligations and accumulated benefit obligations in excess of those plans’ respective assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these plans in the aggregate were $697.4 million, $669.1 million and $535.8 million, respectively, at December 31, 2011. The CRIP plan assets exceeded the accumulated benefit obligation at December 31, 2011. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the CRIP were $48.7 million, $41.2 million and $47.2 million, respectively, at December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2010, the USRIP and Supplemental Retirement Plans had projected benefit obligations and accumulated benefit obligations in excess of those plans’ respective assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these plans in the aggregate were $631.3 million, $605.6 million and $519.2 million, respectively, at December 31, 2010. At December 31, 2010, the CRIP plan assets were in excess of the projected benefit obligation and accumulated benefit obligation. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the CRIP were $46.7 million, $40.7 million and $50.7 million, respectively, at December 31, 2010.

The following table represents the net amounts recognized, or the funded status of our pension and other postretirement benefit plans, in our Consolidated Balance Sheets at December 31, 2011 and 2010:

	Pension Benefits		Other Benefits
(In millions)	2011	2010	2011	2010
Amounts recognized in the statements of financial position consist of:
Prepaid pension asset	$-	$4.0	$-	$-
Current liabilities	(3.8)	(3.8)	-	-
Long-term liabilities	(159.3)	(108.3)	(10.6)	(14.6)
Net amount recognized	$(163.1)	$(108.1)	$(10.6)	$(14.6)

Included in accumulated other comprehensive loss at December 31, 2011 and 2010, were the following amounts that have not yet been recognized in net periodic pension cost:

	Pension Benefits		Other Benefits
(In millions)	2011	2010	2011	2010
Prior service cost, net of accumulated taxes of $0.9 and $1.3 in 2011 and 2010, respectively, for pension benefits and $(0.4) in 2011 and 2010 for other benefits	$1.8	$2.2	$(0.6)	$(0.8)
Net actuarial loss, net of accumulated taxes of $165.6 and $130.6 in 2011 and 2010, respectively, for pension benefits and $6.0 and $7.1 in 2011 and 2010, respectively, for other benefits	288.6	227.5	10.5	12.4
Accumulated other comprehensive loss	$290.4	$229.7	$9.9	$11.6

The following indicates amounts recognized in other comprehensive income (loss) during the twelve months ended December 31, 2011 and 2010:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits		Other Benefits
(In millions)	2011	2010	2011	2010
Amounts arising during the period:
Net actuarial loss (gain), net of taxes of $39.2 and $17.2 in 2011 and 2010, respectively, for pension benefits and $(0.6) and $0.4 in 2011 and 2010, respectively, for other benefits	$68.9	$31.0	$(1.0)	$0.8
Foreign currency exchange rate (gain) loss, net of taxes of $(0.0) and $(0.1) in 2011 and 2010, respectively, for pension benefits	(0.1)	(0.1)	-	-
Prior service (credit) cost, net of taxes of $0.2 for pension benefits in 2010	-	0.4	-	-

Amounts recognized in net periodic benefit cost during the period:
Recognized actuarial loss, net of taxes of $(4.4) and $(3.4) in 2011 and 2010, respectively, for pension benefits and $(0.5) and $(0.4) in 2011 and 2010, respectively, for other benefits	(7.6)	(5.8)	(0.8)	(0.8)
Amortization of prior service cost, net of taxes of $(0.3) in 2011 and 2010 for pension benefits and $0.1 in 2011 and 2010 for other benefits	(0.5)	(0.5)	0.1	0.1
Total recognized in other comprehensive income	$60.7	$25.0	$(1.7)	$0.1

Components of Net Periodic Benefit Cost.

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
	(In millions)
Service cost	$6.4	$6.4	$5.3	$0.6	$0.5	$0.5
Interest cost	34.5	34.9	35.1	1.6	1.7	1.8
Expected return on plan assets	(46.6)	(44.8)	(44.8)	(1.7)	(1.5)	(1.5)
Amortization of prior service cost	0.8	0.8	0.8	(0.2)	(0.2)	(0.2)
Recognized actuarial loss	12.0	9.2	8.7	1.3	1.2	1.1
Special termination benefit	-	-	0.1	-	-	-
Total net periodic benefit cost	$7.1	$6.5	$5.2	$1.6	$1.7	$1.7

The following represents the amount of prior service cost and actuarial loss included in accumulated other comprehensive loss that is expected to be recognized in net periodic benefit cost during the twelve months ending December 31, 2012:

	Pension	Other
(In millions)	Benefits	Benefits
Actuarial loss, net of taxes of $5.8 for pension benefits and and $0.4 for other benefits	$10.2	$0.6
Prior service cost, net of taxes of $0.3 for pension benefits and and $(0.1) for other benefits	$0.5	$(0.1)

Weighted-Average Assumptions.

Weighted-average assumptions used to determine	Pension Benefits		Other Benefits
benefit obligations at December 31,	2011	2010	2011	2010
Discount rate	4.60%	5.24%	4.29%	4.90%
Rate of compensation increase	4.41%	4.37%	N/A	N/A

Weighted-average assumptions used to determine	Pension Benefits			Other Benefits
net periodic benefit cost at December 31,	2011	2010	2009	2011	2010	2009
Discount rate	5.24%	5.77%	6.27%	4.90%	5.45%	6.22%
Expected return on plan assets	7.73%	7.73%	8.02%	7.75%	7.75%	8.00%
Rate of compensation increase	4.37%	4.37%	4.38%	N/A	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discount Rates.   We determine our discount rates primarily based on high-quality, fixed-income investments and yield-to-maturity analyses specific to our estimated future benefit payments available as of the measurement date. Discount rates are reset annually on the measurement date to reflect current market conditions. We use a third-party yield curve updated monthly to develop our discount rates. The yield curve provides discount rates related to a dedicated high-quality bond portfolio whose cash flows extend beyond the current period, from which we choose a rate matched to the expected benefit payments required for each plan.

Expected Return on Plan Assets.   The expected rate of return on plan assets is based on both our historical returns and forecasted future investment returns by asset class, as provided by our external investment advisor. Prior to 2008, the U.S. Pension Plans investment returns were 10.9%, 13.0% and 7.5% over three, five and ten years, respectively. The returns exceeded the S&P 500 returns for similar periods of time primarily due to an asset allocation strategy where large allocations to alternative asset classes (hedge fund of funds, private equity, real estate and real assets) provided consistently higher returns with a low correlation to equity market returns. These returns historically demonstrate a long-term record of producing returns at or above the expected rate of return. However, the dramatic adverse market conditions in 2008 skewed the traditional measures of long-term performance, such as the ten-year average return. The severity of the 2008 losses, approximately negative 20%, makes the historical ten-year average return a less accurate predictor of future return expectations. In 2009, the investment returns were approximately 16%, reflecting a partial recovery of the 2008 losses. Our weighted-average expected rate of return for 2012 is 7.73% which is the same as the expected rate of return in 2011 and 2010.

The calculation of the net periodic benefit cost for the USRIP and CRIP utilizes a market-related value of assets. The market-related value of assets recognizes the difference between actual returns and expected returns over five years at a rate of 20% per year.

Healthcare Costs.   An initial 7.0% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2012 for pre-Medicare coverage. The rate was assumed to decrease gradually to an ultimate rate of 5.0% by 2016. An initial 7.0% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2012 for post-Medicare coverage. The rate was assumed to decrease gradually to an ultimate rate of 5.0% by 2016.  Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one-percentage point change in assumed healthcare cost trend rates at December 31, 2011 would have had the following effects:

	1-Percentage	1-Percentage
(In millions)	Point Increase	Point Decrease
Effect on total service and interest cost components	$0.2	$(0.2)
Effect on accumulated postretirement benefit obligation	$3.0	$(2.6)

We estimate that the future benefits payable for our retirement and postretirement plans are as follows at December 31, 2011:

	U.S. Defined	Non-U.S. Defined	Other
Years ending December 31,	Benefit Plans	Benefit Plans	Benefit Plans
	(In millions)
2012	$40.8	$2.5	$2.7
2013	$41.5	$2.5	$2.5
2014	$41.4	$2.6	$2.5
2015	$41.4	$2.6	$2.4
2016	$41.8	$2.6	$2.2
Next five fiscal years to December 31, 2021	$210.1	$14.7	$10.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Plan Assets.   The fair value of the pension assets at December 31, 2011, is as follows:

			Fair Value Measurements at Reporting Date Using:
Description		Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
Large-Cap Equity	(1) (2)	$76.4	$73.9	$2.5	$-
Small and Mid-Cap Equity	(1)	7.2	7.2	-	-
International Equity	(1) (2)	78.2	44.6	33.6	-
Fixed Income	(1) (2)	210.2	14.5	195.7	-
Private Equity	(3)	33.0	-	-	33.0
Hedge Funds	(4)	92.9	-	-	92.9
Real Assets	(1) (5)	27.6	17.8	-	9.8
Cash	(1)	57.5	57.5	-	-
Total		$583.0	$215.5	$231.8	$135.7

(1)	Fair value is based on observable market prices for the assets.

(2)	For the portion of this asset class categorized as Level 2, fair value is determined using dealer and broker quotations, certain pricing models, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.

(3)	Private equity investments are initially valued at cost. Fund managers periodically review the valuations utilizing subsequent company- specific transactions or deterioration in the company’s financial performance to determine if fair value adjustments are necessary. Private equity investments are typically viewed as long term, less liquid investments with return of capital coming via cash distributions from the sale of underlying fund assets. The Plan intends to hold these investments through each fund’s normal life cycle and wind down period. As of December 31, 2011, we had $23.9 million of remaining commitments related to these private equity investments.

(4)	Fair value is reported by the fund manager based on observable market prices for actively traded assets within the funds, as well as financial models, comparable financial transactions or other factors relevant to the specific asset for assets with no observable market. These investments are redeemable quarterly with a range of 30 – 90 days notice.

(5)	For the portion of this asset class categorized as Level 3, fair value is reported by the fund manager based on a combination of the following valuation approaches: current replacement cost less deterioration and obsolescence, a discounted cash flow model of income streams and comparable market sales. As of December 31, 2011, we had $4.1 million of remaining commitments related to the real asset investments.

The following table shows a reconciliation of the beginning and ending balances for assets valued using significant unobservable inputs:

	Private Equity	Hedge Funds	Real Assets
	(In millions)
Balance at December 31, 2010	$31.8	$93.2	$8.0
Return on plan assets:
Unrealized	3.2	(4.7)	0.9
Realized	-	0.1	0.3
Purchases	4.1	8.7	0.9
Sales	(6.1)	(4.4)	(0.3)
Level 3 transfers, net	-	-	-
Balance at December 31, 2011	$33.0	$92.9	$9.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the postretirement assets at December 31, 2011, is as follows:

			Fair Value Measurements at Reporting Date Using:
Description		Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
Large-Cap Equity	(1)	$2.7	$2.7	$-	$-
Small and Mid-Cap Equity	(1)	0.3	0.3	-	-
International Equity	(1) (2)	2.1	1.6	0.5	-
Fixed Income	(1) (2)	6.6	0.5	6.1	-
Private Equity	(3)	1.2	-	-	1.2
Hedge Funds	(4)	3.3	-	-	3.3
Real Assets	(1) (5)	1.0	0.6	-	0.4
Cash	(1)	2.1	2.1	-	-
Total		$19.3	$7.8	$6.6	$4.9

(1)	Fair value is based on observable market prices for the assets.

(2)	For the portion of this asset class categorized as Level 2, fair value is determined using dealer and broker quotations, certain pricing models, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.

(3)	Private equity investments are initially valued at cost. Fund managers periodically review the valuations utilizing subsequent company- specific transactions or deterioration in the company’s financial performance to determine if fair value adjustments are necessary. Private equity investments are typically viewed as long term, less liquid investments with return of capital coming via cash distributions from the sale of underlying fund assets. The Plan intends to hold these investments through each fund’s normal life cycle and wind down period.

(4)	Fair value is reported by the fund manager based on observable market prices for actively traded assets within the funds, as well as financial models, comparable financial transactions or other factors relevant to the specific asset for assets with no observable market. These investments are redeemable quarterly with a range of 30 – 90 days notice.

(5)	For the portion of this asset class categorized as Level 3, fair value is reported by the fund manager based on a combination of the following valuation approaches: current replacement cost less deterioration and obsolescence, a discounted cash flow model of income streams and comparable market sales.

Gross realized and unrealized gains and losses, purchases and sales for Level 3 postretirement assets were not material for the twelve months ended December 31, 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Plan, in an effort to meet asset allocation objectives, utilizes a variety of asset classes which has historically produced returns which are relatively uncorrelated to those of the S&P 500 in most environments. Asset classes included in this category of alternative assets include hedge funds, private equity (including secondary private equity) and real assets (real estate, funds of hard asset securities and private equity funds focused on real assets). The primary benefits of using these types of asset classes are: (1) their non-correlated returns reduce the overall volatility of the Plan’s portfolio of assets, and (2) their ability to produce superior risk-adjusted returns. This has allowed the Plan’s average annual investment return to exceed the S&P 500 index return over the last ten years. Additionally, the Plan allows certain of their managers, subject to specific risk constraints, to utilize derivative instruments, in order to enhance asset return, reduce volatility or both. Derivatives are primarily employed by the Plans in their fixed income portfolios and in the hedge fund-of-funds area. Derivatives can be used for hedging purposes to reduce risk.

The Plan is prohibited from investing additional amounts in Equifax stock once the market value of stock held by each plan exceeds 10% of the total market value of each plan. In 2011, all shares of Equifax common stock directly owned by the USRIP were sold and none were directly owned by the Plan at December 31, 2011.  At December 31, 2010, the USRIP’s assets included 0.4 million shares of Equifax common stock, with a market value of $13.7 million. Not more than 5% of the portfolio (at cost) shall be invested in the securities of any one issuer, with the exceptions of Equifax common stock or other securities, and U.S. Treasury and government agency securities.

The following asset allocation ranges and actual allocations were in effect as of December 31, 2011 and 2010:

		Actual
USRIP	Range	2011	2010
Large-Cap Equity	10%-35%	13.9%	16.6%
Small- and Mid-Cap Equity	0%-15%	1.3%	5.2%
International Equity	10%-30%	10.7%	13.7%
Private Equity	2%-10%	6.2%	6.1%
Hedge Funds	10%-30%	17.3%	18.0%
Real Assets	2%-10%	5.2%	6.3%
Fixed Income	15%-40%	34.8%	33.1%
Cash	0%-15%	10.6%	1.0%

CRIP Investment and Asset Allocation Strategies.   The primary goal of the asset allocation strategy of the Plan is to produce a total investment return which will satisfy future annual cash benefit payments to participants and minimize future contributions from the Company. Additionally, this strategy will diversify the plan assets to minimize nonsystemic risk and provide reasonable assurance that no single security or class of security will have a disproportionate impact on the Plan. The Pension Committee of the CRIP has retained an investment manager who has the discretion to invest in various asset classes with the care, skill, and diligence expected of professional prudence. The CRIP has a separate custodian of those assets, which are held in various segregated pooled funds. The Pension Committee maintains an investment policy for the CRIP, which imposes certain limitations and restrictions regarding allowable types of investments. The current investment policy imposes those restrictions on investments or transactions such as (1) Equifax common stock or securities, except as might be incidental to any pooled funds which the plan may have, (2) commodities or loans, (3) short sales and the use of margin accounts, (4) put and call options, (5) private placements, and (6) transactions which are “related-party” in nature as specified by the Canadian Pension Benefits Standards Act and its regulations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following specifies the asset allocation ranges and actual allocation as of December 31, 2011 and 2010:

		Actual
CRIP	Range	2011	2010
Canadian Equities	25%-50%	34.8%	35.3%
U.S. Equities	0%-19%	5.2%	4.9%
International Equities	0%-19%	8.9%	8.9%
Fixed Income	30%-70%	50.5%	50.3%
Money Market	0%-10%	0.6%	0.6%

Equifax Retirement Savings Plans.   Equifax sponsors a tax qualified defined contribution plan, the Equifax Inc. 401(k) Plan, or the Plan. We provide a discretionary match of participants’ contributions, up to four or six percent of employee eligible pay depending on certain eligibility rules under the Plan. We also provide a discretionary direct contribution to certain eligible employees, the percentage of which is based upon an employee’s years of service. Company contributions for the Plan during the twelve months ended December 31, 2011, 2010 and 2009 were $15.6 million, $14.6 million and $13.8 million, respectively.

Foreign Retirement Plans.   We also maintain defined contribution plans for certain employees in the U.K., Ireland and Canada. For the years ended December 31, 2011, 2010 and 2009, our expenses related to these plans were not material.

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

Long-Term Incentive Plan.   We have a shareholder-approved Key Management Incentive Plan (Annual Incentive Plan) for certain key officers that provides for annual or long-term cash awards at the end of various measurement periods, based on the earnings per share and/or various other criteria over the measurement period. Our total accrued incentive compensation for all incentive plans included in accrued salaries and bonuses on our Consolidated Balance Sheets was $66.5 million and $61.9 million at December 31, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Benefit Trusts.   We maintain employee benefit trusts for the purpose of satisfying obligations under certain benefit plans. These trusts held 0.6 million and 2.1 million shares of Equifax stock with a value, at cost, of $5.9 million and $41.2 million at December 31, 2011 and 2010, respectively, as well as cash, which was not material for both periods presented. The employee benefits trusts are as follows:

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

12.  RESTRUCTURING CHARGES

2009 Restructuring Charges.   In the fourth quarter of 2009, we recorded a $16.4 million restructuring charge ($10.4 million, net of tax) in selling, general and administrative expenses on our Consolidated Statements of Income primarily related to headcount reductions of approximately 400 positions. This charge resulted from our continuing efforts to align our business to better support our strategic objectives. Generally, severance benefits for our U.S. employees are paid through monthly payroll according to the number of weeks of severance benefit provided to the employee, while our international employees receive a lump sum severance payment for their benefit. Payments related to this charge were not material during the twelve months ended December 31, 2011 and all payments have been substantially completed as of December 31, 2011.

During the first quarter of 2009, we recorded in selling, general and administrative expenses in our Consolidated Statements of Income an $8.4 million restructuring charge ($5.4 million, net of tax) associated with headcount reductions of approximately 300 positions. This charge resulted from our efforts to reduce and manage our expenses and to maintain our financial results in the face of a weak global economy and reduced revenues. Payments related to this charge were not material during the twelve months ended December 31, 2011 and all payments have been substantially completed as of December 31, 2011.

Restructuring charges are recorded in general corporate expense.  Restructuring charges related to discontinued operations were $4.1 million during 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  SEGMENT INFORMATION

Reportable Segments.   We manage our business and report our financial results through the following five reportable segments, which are the same as our operating segments:

•	U.S. Consumer Information Solutions

•	TALX Workforce Solutions

•	International

•	North America Personal Solutions

•	North America Commercial Solutions

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

TALX Workforce Solutions.   This segment includes employment, income and social security number verification services (known as The Work Number) and employment tax and talent management services.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the twelve months ended December 31, 2011, 2010 and 2009 and as of December 31, 2011 and 2010 is as follows:

	Twelve Months Ended
(in millions)	December 31,
Operating revenue:	2011	2010	2009
U.S. Consumer Information Solutions	$792.6	$743.0	$712.2
International	492.9	482.8	438.6
TALX Workforce Solutions	404.3	395.6	346.4
North America Personal Solutions	180.7	157.6	149.0
North America Commercial Solutions	89.3	80.5	69.8
Total operating revenue	$1,959.8	$1,859.5	$1,716.0

	Twelve Months Ended
(in millions)	December 31,
Operating income:	2011	2010	2009
U.S. Consumer Information Solutions	$287.3	$269.8	$259.4
International	132.2	119.4	118.9
TALX Workforce Solutions	90.7	92.1	75.4
North America Personal Solutions	54.1	44.6	34.3
North America Commercial Solutions	23.6	19.5	15.1
General Corporate Expense	(116.9)	(115.4)	(121.3)
Total operating income	$471.0	$430.0	$381.8

	December 31,
(in millions)	2011	2010
Total assets:
U.S. Consumer Information Solutions	$1,025.6	$1,022.5
International	682.1	632.2
TALX Workforce Solutions	1,425.8	1,403.4
North America Personal Solutions	22.9	21.2
North America Commercial Solutions	65.3	66.7
General Corporate	286.9	291.5
Total assets	$3,508.6	$3,437.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended
(in millions)	December 31,
Depreciation and amortization expense:	2011	2010	2009
U.S. Consumer Information Solutions	$44.1	$41.4	$35.4
International	26.9	25.6	23.2
TALX Workforce Solutions	66.6	67.9	62.6
North America Personal Solutions	6.0	5.4	4.8
North America Commercial Solutions	5.1	6.2	5.8
General Corporate	16.8	15.7	13.4
Total depreciation and amortization expense	$165.5	$162.2	$145.2

	Twelve Months Ended
(in millions)	December 31,
Capital expenditures:	2011	2010	2009
U.S. Consumer Information Solutions	$13.5	$13.8	$16.8
International	15.8	12.4	11.9
TALX Workforce Solutions	23.4	16.5	13.5
North America Personal Solutions	5.4	4.9	5.1
North America Commercial Solutions	2.2	2.4	2.6
General Corporate	14.7	49.8	20.8
Total capital expenditures	$75.0	$99.8	$70.7

Financial information by geographic area is as follows:

	Twelve Months Ended
(in millions)	December 31,
	2011		2010		2009
Operating revenue (based on location of customer):	Amount	%	Amount	%	Amount	%
U.S.	$1,440.9	74%	$1,352.2	73%	$1,254.6	73%
Canada	151.3	8%	138.4	7%	122.6	7%
U.K.	124.1	6%	104.7	6%	104.9	6%
Brazil	35.4	2%	84.1	4%	82.3	5%
Other	208.1	10%	180.1	10%	151.6	9%
Total operating revenue	$1,959.8	100%	$1,859.5	100%	$1,716.0	100%

(in millions)	December 31,
	2011		2010
Long-lived assets:	Amount	%	Amount	%
U.S.	$2,538.2	83%	$2,535.2	84%
U.K.	121.5	4%	93.2	3%
Brazil	77.2	3%	170.9	6%
Canada	70.7	2%	93.1	3%
Other	248.7	8%	112.0	4%
Total long-lived assets	$3,056.3	100%	$3,004.4	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2011 and 2010 was as follows:

	Three Months Ended
2011	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
Operating revenue	$472.6	$487.1	$490.4	$509.7
Operating income	$109.1	$114.6	$121.6	$125.7
Consolidated income from continuing operations	$59.3	$37.1	$69.3	$74.5
Discontinued operations, net of tax	$-	$-	$-	$1.5
Consolidated net income	$59.3	$37.1	$69.3	$76.0
Net income attributable to Equifax	$57.3	$34.5	$66.7	$74.4
Basic earnings per common share*
Net income from continuing operations attributable to Equifax	$0.47	$0.28	$0.55	$0.61
Discontinued operations attributable to Equifax	$-	$-	$-	$0.01
Net income attributable to Equifax	$0.47	$0.28	$0.55	$0.62
Diluted earnings per common share*
Net income from continuing operations attributable to Equifax	$0.46	$0.28	$0.54	$0.60
Discontinued operations attributable to Equifax	$-	$-	$-	$0.01
Net income attributable to Equifax	$0.46	$0.28	$0.54	$0.61

	Three Months Ended
2010	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
Operating revenue	$443.0	$460.7	$473.8	$482.0
Operating income	$104.3	$105.8	$110.2	$109.7
Consolidated income from continuing operations	$55.9	$59.8	$63.6	$64.0
Discontinued operations, net of tax	$2.7	$13.6	$15.2	$-
Consolidated net income	$58.6	$73.4	$78.8	$64.0
Net income attributable to Equifax	$56.7	$71.3	$76.5	$62.2
Basic earnings per common share*
Net income from continuing operations attributable to Equifax	$0.43	$0.46	$0.50	$0.51
Discontinued operations attributable to Equifax	$0.02	$0.11	$0.12	$-
Net income attributable to Equifax	$0.45	$0.57	$0.62	$0.51
Diluted earnings per common share*
Net income from continuing operations attributable to Equifax	$0.42	$0.45	$0.49	$0.50
Discontinued operations attributable to Equifax	$0.02	$0.11	$0.12	$-
Net income attributable to Equifax	$0.44	$0.56	$0.61	$0.50

*	The sum of the quarterly EPS does not equal the annual EPS due to changes in the weighted-average shares between periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The comparability of our quarterly financial results during 2011 and 2010 was impacted by certain events, as follows:

•

During 2011 and 2010, we made several acquisitions, including DataVision Resources during the third quarter of 2011, and Anakam, Inc. during the fourth quarter of 2010. For additional information about our acquisitions, see Note 4 of the Notes to Consolidated Financial Statements.

•

During the second quarter of 2011, we completed the merger of our Brazilian business with Boa Vista Serviços S.A. (“BVS”) in exchange for a 15% equity interest in BVS, which was accounted for as a sale and deconsolidated (the “Brazilian Transaction”). For additional information about the merger, see Note 2 of the Notes to Consolidated Financial Statements.

•	During the second quarter of 2010, we sold our APPRO loan origination software business (“APPRO”) for approximately $72 million. During the third quarter of 2010, we sold the assets of our Direct Marketing Services division (“DMS”) for approximately $117 million. Both of these were previously reported in our U.S. Consumer Information Solutions segment. We have presented the APPRO and DMS operations as discontinued operations for all periods presented. For additional information about these divestitures, see Note 3 of the Notes to Consolidated Financial Statements in this report.

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

Our management assessed the effectiveness of Equifax’s internal control over financial reporting as of December 31, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment using those criteria, our management concluded that, as of December 31, 2011, Equifax’s internal control over financial reporting was effective. The effectiveness of Equifax’s internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, Equifax’s independent registered public accounting firm, as stated in their report, which appears under Item 8 on page 55.

Changes in Internal Control Over Financial Reporting.

No change in our internal control over financial reporting occurred during Equifax’s fourth quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, Equifax’s internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 10 of Part III regarding our directors, nominees, and audit committee financial experts is included in the sections captioned “Directors, Executive Officers and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement, or 2012 Proxy Statement, relating to the Annual Meeting of Shareholders to be held on May 3, 2012, to be filed with the SEC within 120 days after December 31, 2011, and is incorporated herein by reference.

Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business — Executive Officers of the Registrant.”

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is included in the section of our 2012 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

Information required by Item 11 of Part III is included in the sections of our 2012 Proxy Statement captioned “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of Part III is included in the section of our 2012 Proxy Statement captioned “Securities Owned by Certain Beneficial Owners” and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by Item 12 regarding the securities authorized for issuance under our equity compensation plans is included in the section captioned “Equity Compensation Plan Information” in our 2012 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Part III is included in the sections of our 2012 Proxy Statement captioned “Directors, Executive Officers and Corporate Governance,” and “Review, Approval or Ratification of Transactions with Related Persons” and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 of Part III is included in the section of our 2012 Proxy Statement captioned “Fees Paid to Auditor” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm”and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND

FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed as a Part of This Report:

(1)	Financial Statements. The following financial statements are included in Item 8 of Part II:

•	Consolidated Balance Sheets — December 31, 2011 and 2010;

•	Consolidated Statements of Income for the Years Ended December 31, 2011, 2010 and 2009;

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009;

•	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009; and

•	Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules.

•	Schedule II — Valuation and Qualifying Accounts

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2012.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2012.

/s/ RICHARD F. SMITH
Richard F. Smith
Director, Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ LEE ADREAN
Lee Adrean
Corporate Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ NUALA M. KING
Nuala M. King
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

/s/ JAMES E. COPELAND, JR.
James E. Copeland, Jr.
Director

/s/ ROBERT D. DALEO
Robert D. Daleo
Director

/s/ WALTER W. DRIVER, JR.
Walter W. Driver, Jr.
Director

/s/ MARK L. FEIDLER
Mark L. Feidler
Director

/s/ L. PHILLIP HUMANN
L. Phillip Humann
Director

/s/ SIRI S. MARSHALL
Siri S. Marshall
Director

/s/ JOHN A. MCKINLEY
John A. McKinley
Director

/s/ MARK B. TEMPLETON
Mark B. Templeton
Director

2011 Form 10-K

EXHIBIT INDEX

Exhibit Number	Description

Articles of Incorporation and Bylaws
3.1	Amended and Restated Articles of Incorporation of Equifax Inc. (incorporated by reference to Exhibit 3.1 to Equifax's Form 8-K filed May 14, 2009).
3.2	Amended and Restated Bylaws of Equifax Inc. (incorporated by reference to Exhibit 3.1 to Equifax's Form 8-K filed December 1, 2010).

Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Amended and Restated Rights Agreement dated as of October 14, 2005, between Equifax Inc. and SunTrust Bank, as Rights Agent, which includes as Exhibit A the form of Rights Certificate and as Exhibit B the Summary of Rights (incorporated by reference to Exhibit 4.1 to Equifax's Form 8-K filed on October 18, 2005).
4.2	Indenture dated as of June 29, 1998, between Equifax Inc. and The First National Bank of Chicago, Trustee (the “1998 Indenture”)(under which Equifax's 6.9% Debentures due 2028 were issued) (incorporated by reference to Exhibit 4.4 to Equifax's Form 10-K filed March 31, 1999).
4.3	First Supplemental Indenture dated as of June 28, 2007, between Equifax Inc. and The Bank of New York Trust Company, N.A. (under which Equifax's 6.30% Senior Notes due 2017 were issued), to the 1998 Indenture (incorporated by reference to Exhibit 4.1 to Equifax's Form 8-K filed June 29, 2007).
4.4	Second Supplemental Indenture dated as of June 28, 2007, between Equifax Inc. and The Bank of New York Trust Company, N.A. (under which Equifax's 7.00% Senior Notes due 2037 were issued), to the 1998 Indenture (incorporated by reference to Exhibit 4.1 to Equifax's Form 8-K filed June 29, 2007).
4.5	Third Supplemental Indenture dated as of November 9, 2009, between Equifax Inc. and The Bank of New York Mellon Trust Company, N.A. (under which Equifax’s 4.450% Senior Notes due 2014 were issued), to the 1998 Indenture (incorporated by reference to Exhibit 4.2 to Equifax's Form 8-K filed November 5, 2009).
4.6	Second Amended and Restated Credit Agreement dated as of February 18, 2011, among Equifax Inc., Equifax Limited, Equifax Canada Inc., Equifax Luxembourg S.A.R.L., the Lenders named therein and Bank of America, N.A. as Administrative Agent.
4.7	Note Purchase Agreement dated as of May 25, 2006, among TALX Corporation and the Purchasers named therein (the “TALX Note Purchase Agreement”)(TALX Corporation Senior Guaranteed Notes due 2014) (including as Exhibit 1 the form of Senior Guaranteed Note due 2014) (incorporated by reference to Exhibit 4.1 to Equifax's Form 10-Q filed August 1, 2007).
4.8	Amendment Agreement dated as of May 15, 2007, among Equifax Inc., TALX Corporation and the Purchasers named therein (including form of Equifax Inc. parent guaranty), to the TALX Note Purchase Agreement (TALX Corporation Senior Guaranteed Notes due 2014) (incorporated by reference to Exhibit 4.2 to Equifax's Form 10-Q filed August 1, 2007).

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

Management Contracts and Compensatory Plans or Arrangements
10.1		Form of Director/Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K dated May 14, 2009).
10.2		Form of New Change in Control Agreement (Tier I or Tier II) (incorporated by reference to Exhibit 10.3 to Equifax’s Form 8-K filed September 26, 2008).
10.3		Equifax Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Equifax’s Form 10-Q filed July 29, 2008).
10.4		Equifax Inc. Non-Employee Director Stock Option Plan and Form of Non-Employee Director Stock Option Agreement (incorporated by reference to Exhibit 10.16 to Equifax’s Form 10-K filed March 31, 1999).
10.5		Equifax Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.7 to Equifax’s Form 10-K filed March 29, 2001).
10.6(a)		Supplemental Retirement Plan for Executives of Equifax Inc. (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed November 15, 2004).
10.6(b)	**	Trust Agreement for Supplemental Retirement Plan for Executives of Equifax Inc. dated as of September 16, 2011, between Equifax Inc. and Wells Fargo Bank, N.A.
10.7		Equifax Inc. Executive Life and Supplemental Retirement Benefit Plan (incorporated by reference to Exhibit 10.8 to Equifax’s Form 10-K filed March 29, 2001).
10.8		Equifax Inc. Key Management Long-Term Incentive Plan, as amended and restated effective as of January 1, 2006 (incorporated by reference to Appendix A to Equifax’s definitive proxy statement on Schedule 14A filed April 12, 2006).
10.9		Form of Non-Qualified Stock Option Agreement under the Equifax Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to Equifax’s Form 10-K filed February 26, 2009).
10.10		Form of Deferred Share Award Agreement (restricted stock units) under the Equifax Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to Equifax’s Form 10-K filed February 26, 2009).
10.11		Equifax Inc. 2008 Omnibus Incentive Plan (U.K. Sub-Plan for U.K. Participants) (incorporated by reference to Exhibit 10.10 to Equifax’s Form 10-K filed February 26, 2009).
10.12		Form of Non-Qualified Stock Option Agreement under the Equifax Inc. 2008 Omnibus Incentive Plan (U.K. approved option version) (incorporated by reference to Exhibit 10.11 to Equifax’s Form 10-K filed February 26, 2009).
10.13		Form of Non-Qualified Stock Option Agreement under the Equifax Inc. 2008 Omnibus Incentive Plan (U.K. unapproved option version) (incorporated by reference to Exhibit 10.12 to Equifax’s Form 10-K filed February 26, 2009).
10.14		Equifax Inc. Executive Deferred Compensation Plan, as amended through December 31, 2008 (incorporated by reference to Exhibit 10.13 to Equifax’s Form 10-K filed February 26, 2009).
10.15		Equifax Inc. Director Deferred Compensation Plan, as amended through December 31, 2008 (incorporated by reference to Exhibit 10.14 to Equifax’s Form 10-K filed February 26, 2009).
10.16		Equifax Grantor Trust dated as of January 1, 2003, between Equifax Inc. and Wachovia Bank, N.A., Trustee, relating to supplemental deferred compensation and phantom stock benefits (incorporated by reference to Exhibit 10.30 to Equifax’s Form 10-K filed March 28, 2003).
10.17		Equifax Inc. Director and Executive Stock Deferral Plan, as amended through December 31, 2008 (incorporated by reference to Exhibit 10.16 to Equifax’s Form 10-K filed February 26, 2009).
10.18		Form of Director Deferred Share Award Agreement, as amended through December 31, 2008 (incorporated by reference to Exhibit 10.17 to Equifax’s Form 10-K filed February 26, 2009).
10.19		Summary of Annual Incentive Plan (incorporated by reference to Exhibit 10.32 to Equifax’s Form 10-K filed on March 16, 2005).
10.20	**	Summary of Non-Employee Director Compensation.
10.21		Amended and Restated Employment Agreement dated as of September 23, 2008, between Equifax Inc. and Richard F. Smith (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed September 26, 2008).

10.22		Deferred Share Award Agreement dated as of September 19, 2005, between Equifax Inc. and Richard F. Smith (incorporated by reference to Exhibit 10.2 to Equifax’s Form 10-Q filed November 7, 2005).
10.23	**	Revised Form of TSR Performance Share Award Agreement under the Equifax Inc. 2008 Omnibus Incentive Plan.
10.24		Form of Qualified Performance-Based Restricted Stock Unit Award Agreement under the Equifax Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Equifax’s Form 8-K filed February 15, 2012).
10.25		Form of Employee Restricted Stock Unit Award Agreement under the Equifax Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to Equifax’s Form 8-K filed February 15, 2012).

Material Contracts
10.26		Agreement for Computerized Credit Reporting Services and Options to Purchase and Sell Assets dated as of August 1, 1988, among The Credit Bureau, Incorporated of Georgia, Equifax Inc., Computer Sciences Corporation, CSC Credit Services, Inc., Credit Bureau of Greater Cincinnati, Inc., Credit Bureau of Greater Kansas City, Inc., Johns Holding Company, CSC Credit Services of Minnesota, Inc. and CSC Accounts Management, Inc. (incorporated by reference to Exhibit 10.18 to Equifax’s Form 10-K filed March 30, 2000).
10.27		First through Third Amendments dated as of December 28, 1990, 1991 and September 27, 1991, respectively, to Agreement for Computerized Credit Reporting Services and Options to Purchase and Sell Assets (incorporated by reference to Exhibit 10.26 to Equifax’s Form 10-K filed March 31, 1997).
10.28		Fourth Amendment dated as of December 31, 1992 to Agreement for Computerized Services and Options to Purchase and Sell Assets (incorporated by reference to pages 8 through 16 and Exhibit 4.1 to Amendment No. 1 to Form S-3, Registration Statement No. 33-62820 filed June 17, 1993).
10.29		Fifth Amendment dated as of September 7, 1993 to Agreement for Computerized Credit Reporting Services and Options to Purchase and Sell Assets (incorporated by reference to Exhibit 10.21 to Equifax’s Form 10-K filed March 30, 2000).
10.30		Sixth Amendment dated as of 1994 to Agreement for Computerized Credit Reporting Services and Options to Purchase and Sell Assets (incorporated by reference to Exhibit 10.25 to Equifax’s Form 10-K filed March 30, 1995).
10.31	*	Agreement for Operations Support dated as of July 1, 2003, between International Business Machines Corporation and Equifax Inc. (incorporated by reference to Exhibit 10.1 to Equifax’s Form 10-Q/A filed April 29, 2004).
10.32		Commercial Paper Dealer Agreement dated May 22, 2007, between Equifax Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed May 23, 2007).
10.33		Commercial Paper Dealer Agreement dated May 22, 2007, between Equifax Inc. and SunTrust Capital Markets Securities, Inc. (incorporated by reference to Exhibit 10.2 to Equifax’s Form 8-K filed May 23, 2007).

Other Exhibits and Certifications
11.1		Calculation of earnings per share. (The calculation of earnings per share is in Part II, Item 8, Note 1 to the Consolidated Financial Statements and is omitted in accordance with Section (b)(11) of Item 601 of the Notes to Regulation S-K).

14.1	**	Code of Ethics (The Equifax Business Ethics and Compliance Program).
21.1	**	Subsidiaries of Equifax Inc.
23.1	**	Consent of Independent Registered Public Accounting Firm.
24.1	**	Powers of Attorney (included on signature page).
31.1	**	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	**	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	**	Section 1350 Certification of Chief Executive Officer.
32.2	**	Section 1350 Certification of Chief Financial Officer.
101.	INS	XBRL Instance Document.
101.	SCH	XBRL Taxonomy Extension Schema Document.
101.	CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.	LAB	XBRL Taxonomy Extension Label Linkbase.
101.	PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.	DEF	XBRL Taxonomy Extension Definition Linkbase.

*  Document omits information pursuant to a Request for Confidential Treatment under Rule 406 of the Securities Act of 1933 which has been granted by the SEC. Omitted portions have been filed separately with the SEC.

** Filed herewith.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

2011

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$7.5	$2.8	$-	$(4.4)	$5.9
Deferred income tax asset valuation allowance	87.2	9.6	(1.2)	(2.8)	92.8
	$94.7	$12.4	$(1.2)	$(7.2)	$98.7

2010

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$15.1	$(0.4)	$-	$(7.2)	$7.5
Deferred income tax asset valuation allowance	31.7	1.2	59.8	(5.5)	87.2
	$46.8	$0.8	$59.8	$(12.7)	$94.7

2009

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$14.5	$7.6	$-	$(7.0)	$15.1
Deferred income tax asset valuation allowance	37.8	2.0	6.8	(14.9)	31.7
	$52.3	$9.6	$6.8	$(21.9)	$46.8

