Form 10-Q
period 2012-03-31
EQUIFAX INC
filed 2012-04-26
CIK 33185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

On April 13, 2012, there were 120,383,336 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2012

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to future operating results, are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors,” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011, and those described from time to time in our future reports filed with the Securities and Exchange Commission. As a result of such risks and uncertainties, we urge you not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2012	2011
(In millions, except per share amounts)	(Unaudited)
Operating revenue	$522.7	$472.6
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	201.2	192.0
Selling, general and administrative expenses	151.1	128.8
Depreciation and amortization	41.4	42.7
Total operating expenses	393.7	363.5
Operating income	129.0	109.1
Interest expense	(13.8)	(13.8)
Other income, net	1.4	0.3
Consolidated income before income taxes	116.6	95.6
Provision for income taxes	(42.9)	(36.3)
Consolidated net income	73.7	59.3
Less: Net income attributable to noncontrolling interests	(2.2)	(2.0)
Net income attributable to Equifax	$71.5	$57.3
Basic earnings per common share:	$0.60	$0.47
Weighted-average shares used in computing basic earnings per share	120.0	122.8
Diluted earnings per common share:	$0.58	$0.46
Weighted-average shares used in computing diluted earnings per share	122.4	124.7
Dividends per common share	$0.18	$0.16

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2012			2011
	Equifax	Noncontrolling		Equifax	Noncontrolling
	Shareholders	Interests	Total	Shareholders	Interests	Total
	(In millions)
Net income	$71.5	$2.2	$73.7	$57.3	$2.0	$59.3
Other comprehensive income:
Foreign currency translation adjustment, net	14.9	0.2	15.1	10.9	0.2	11.1
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans, net	3.4	-	3.4	2.2	-	2.2
Change in cumulative loss from cash flow hedging transactions, net	-	-	-	0.1	-	0.1
Comprehensive income	$89.8	$2.4	$92.2	$70.5	$2.2	$72.7

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011

(In millions, except par values)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$132.7	$127.7
Trade accounts receivable, net of allowance for doubtful accounts of $6.3 and $5.9 at March 31, 2012 and December 31, 2011, respectively	297.8	284.4
Prepaid expenses	29.6	24.6
Other current assets	15.0	15.6
Total current assets	475.1	452.3
Property and equipment:
Capitalized internal-use software and system costs	342.8	332.2
Data processing equipment and furniture	190.6	183.1
Land, buildings and improvements	175.4	178.4
Total property and equipment	708.8	693.7
Less accumulated depreciation and amortization	(417.4)	(400.8)
Total property and equipment, net	291.4	292.9
Goodwill	1,969.0	1,961.2
Indefinite-lived intangible assets	95.7	95.6
Purchased intangible assets, net	528.9	550.2
Other assets, net	158.3	156.4
Total assets	$3,518.4	$3,508.6
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities	$17.0	$47.2
Accounts payable	23.1	27.5
Accrued expenses	63.9	56.3
Accrued salaries and bonuses	33.1	79.2
Deferred revenue	56.8	55.8
Other current liabilities	79.0	96.8
Total current liabilities	272.9	362.8
Long-term debt	965.3	966.0
Deferred income tax liabilities, net	230.0	227.8
Long-term pension and other postretirement benefit liabilities	172.8	176.4
Other long-term liabilities	52.8	53.5
Total liabilities	1,693.8	1,786.5
Commitments and Contingencies (see Note 5)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	-	-
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at March 31, 2012 and December 31, 2011; Outstanding shares - 120.4 and 119.6 at March 31, 2012 and December 31, 2011, respectively	236.6	236.6
Paid-in capital	1,127.0	1,118.0
Retained earnings	2,929.1	2,879.2
Accumulated other comprehensive loss	(373.5)	(391.8)
Treasury stock, at cost, 68.3 shares and 69.1 shares at March 31, 2012 and December 31, 2011, respectively	(2,110.8)	(2,133.7)
Stock held by employee benefits trusts, at cost, 0.6 shares at both March 31, 2012 and December 31, 2011	(5.9)	(5.9)
Total Equifax shareholders' equity	1,802.5	1,702.4
Noncontrolling interests	22.1	19.7
Total equity	1,824.6	1,722.1
Total liabilities and equity	$3,518.4	$3,508.6

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2012	2011
(In millions)	(Unaudited)
Operating activities:
Consolidated net income	$73.7	$59.3
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	41.3	42.7
Stock-based compensation expense	9.3	4.7
Excess tax benefits from stock-based compensation plans	(0.5)	(0.5)
Deferred income taxes	0.4	(0.1)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(11.0)	(17.0)
Prepaid expenses and other current assets	(3.6)	(9.4)
Other assets	(1.2)	0.1
Current liabilities, excluding debt	(60.2)	(48.0)
Other long-term liabilities, excluding debt	0.1	(8.7)
Cash provided by operating activities	48.3	23.1
Investing activities:
Capital expenditures	(20.2)	(26.2)
Acquisitions, net of cash acquired	-	(30.7)
Investment in unconsolidated affiliates, net	-	(2.7)
Cash used in investing activities	(20.2)	(59.6)
Financing activities:
Net short-term borrowings (repayments)	(30.2)	19.8
Payments on long-term debt	-	(1.7)
Dividends paid to Equifax shareholders	(21.2)	(19.6)
Proceeds from exercise of stock options	20.6	5.1
Excess tax benefits from stock-based compensation plans	0.5	0.5
Other	(0.4)	(2.5)
Cash provided by (used in) financing activities	(30.7)	1.6
Effect of foreign currency exchange rates on cash and cash equivalents	7.6	2.4
Increase (decrease) in cash and cash equivalents	5.0	(32.5)
Cash and cash equivalents, beginning of period	127.7	119.4
Cash and cash equivalents, end of period	$132.7	$86.9

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND OTHER COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2012

(Unaudited)

	Equifax Shareholders
							Stock
					Accumulated		Held By
	Common Stock				Other		Employee
	Shares		Paid-In	Retained	Comprehensive	Treasury	Benefits	Noncontrolling	Total
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Trusts	Interests	Equity
	(In millions, except per share amounts)
Balance, December 31, 2011	119.6	$236.6	$1,118.0	$2,879.2	$(391.8)	$(2,133.7)	$(5.9)	$19.7	$1,722.1
Net income	-	-	-	71.5	-	-	-	2.2	73.7
Other comprehensive income	-	-	-	-	18.3	-	-	0.2	18.5
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.8	-	(2.5)	-	-	22.9	-	-	20.4
Cash dividends ($0.18 per share)	-	-	-	(21.6)	-	-	-	-	(21.6)
Dividends paid to employee benefits trusts	-	-	0.4	-	-	-	-	-	0.4
Stock-based compensation expense	-	-	9.3	-	-	-	-	-	9.3
Tax effects of stock-based compensation plans	-	-	1.8	-	-	-	-	-	1.8
Balance, March 31, 2012	120.4	$236.6	$1,127.0	$2,929.1	$(373.5)	$(2,110.8)	$(5.9)	$22.1	$1,824.6

*	At March 31, 2012, $112.1 million was authorized for future purchases of common stock under our share repurchase authorization.

Accumulated Other Comprehensive Loss consists of the following components:

	March 31,	December 31,
	2012	2011
	(In millions)
Foreign currency translation	$(74.4)	$(89.3)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $170.7 and $172.1 at March 31, 2012 and December 31, 2011, respectively	(296.9)	(300.3)
Cash flow hedging transactions, net of accumulated tax of $1.4 at March 31, 2012 and December 31, 2011	(2.2)	(2.2)
Accumulated other comprehensive loss	$(373.5)	$(391.8)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2012

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations.   We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain human resources, employment tax and payroll-related business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of March 31, 2012, we operated in the following countries: Argentina, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We also maintain support operations in the Republic of Ireland. We have an investment in a consumer and commercial credit information company in Brazil and offer credit services in Russia and India through joint ventures.

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

Basis of Presentation.   The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, the instructions to Form 10-Q and applicable sections of Regulation S-X. To understand our complete financial position and results, as defined by GAAP, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”).

Our unaudited Consolidated Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods presented and are of a normal recurring nature. Certain prior year amounts have been reclassified to conform to current period presentation.

Earnings Per Share.   Our basic earnings per share, or EPS, is calculated as net income attributable to Equifax divided by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. The net income amounts used in both our basic and diluted EPS calculations are the same. A reconciliation of the weighted-average outstanding shares used in the two calculations is as follows:

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Three Months Ended March 31,
	2012	2011
	(In millions)
Weighted-average shares outstanding (basic)	120.0	122.8
Effect of dilutive securities:
Stock options and restricted stock units	2.4	1.9
Weighted-average shares outstanding (diluted)	122.4	124.7

For the three months ended March 31, 2012 and 2011, 0.1 million and 1.2 million stock options, respectively, were anti-dilutive and therefore excluded from this calculation.

Financial Instruments.   Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable and short- and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using quoted market prices for publicly traded instruments, and for non-publicly traded instruments through valuation techniques depending on the specific characteristics of the debt instrument. As of March 31, 2012 and December 31, 2011, the fair value of our long-term debt, based on observable inputs, was $1.08 billion and $1.09 billion, respectively, compared to its carrying value of $0.97 billion.

Derivatives and Hedging Activities.   We use derivative financial instruments as a risk management tool to hedge the Company’s exposure to changes in interest rates, not for speculative purposes. We have used interest rate swaps and interest rate lock agreements to manage interest rate risk associated with our fixed and floating-rate borrowings. Forward contracts on various foreign currencies have been used to manage the foreign currency exchange rate risk of certain firm commitments denominated in foreign currencies. We recognize all derivatives on the balance sheet at fair value. Derivative valuations reflect the value of the instrument including material amounts associated with counterparty risk. As of March 31, 2012, we have three unsettled cash flow hedges, with an aggregate notional amount of 1.2 million euros, to hedge the exposure of certain 2012 firm commitments of our U.K. subsidiary that are denominated in euros. The fair value of our unsettled foreign currency cash flow hedges was not material at March 31, 2012.

Fair Value Hedges.   In conjunction with our November 2009 sale of five-year Senior Notes, we entered into five-year interest rate swaps, designated as fair value hedges, which convert the debt’s fixed interest rate to a variable rate. These swaps involve the receipt of fixed rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed-rate Senior Notes they hedge due to changes in the designated benchmark interest rate and are recorded in interest expense. The fair value of these interest rate swaps was an asset of $14.3 million and $14.8 million at March 31, 2012 and December 31, 2011, respectively, and was recorded in other long-term assets on our Consolidated Balance Sheets.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table presents items measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value of Assets (Liabilities) at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Fair Value Interest Rate Swaps(1)	$14.3	$-	$14.3	$-
Notes, due 2014(1)	(289.3)	-	(289.3)	-
Deferred Compensation Plan(2)	(15.4)	-	(15.4)	-
Total	$(290.4)	$-	$(290.4)	$-

(1)        The fair value of our interest rate swaps, which are designated as fair value hedges, and notes, due in 2014 are based on the present value of expected future cash flows using zero coupon rates and are classified within Level 2 of the fair value hierarchy.

(2)        We maintain deferred compensation plans that allow for certain management employees to defer the receipt of compensation (such as salary, incentive compensation and commissions) until a later date based on the terms of the plan. The liability representing benefits accrued for plan participants is valued at the quoted market prices of the participants’ elections.

Variable Interest Entities.  We hold interests in certain entities, including credit data and information solutions ventures, that are considered variable interest entities, or VIEs.  These variable interests relate to ownership interests that require financial support for these entities.  Our investments related to these VIEs totaled $8.7 million at March 31, 2012, representing our maximum exposure to loss.  We are not the primary beneficiary and are not required to consolidate any of these VIEs.

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

Comprehensive Income. In the first quarter of 2012, we adopted Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income, which changed our financial statement presentation but did not have an effect on our financial condition or results of operations.

For additional information about recent accounting pronouncements adopted or pending adoption, see Note 1 of the Notes to Consolidated Financial Statements in our 2011 Form 10-K.

2. MERGER OF BRAZILIAN BUSINESS

On May 31, 2011, we completed the merger of our Brazilian business with Boa Vista Serviços S.A. (“BVS”) in exchange for a 15% equity interest in BVS, which was accounted for as a sale and deconsolidated (the “Brazilian Transaction”).   BVS, an unrelated third party whose results we do not consolidate, is the second largest consumer and commercial credit information company in Brazil.  Our investment in BVS was valued at 130 million Brazilian Reais ($71.4 million and $82.3 million at March 31, 2012 and May 31, 2011, respectively) is recorded in Other assets, net on the Consolidated Balance Sheets and is accounted for using the cost method.   The initial fair value was determined by a third-party using income and market approaches and would not have changed materially as of March 31, 2012.  In accounting for the transaction, we wrote off $33.2 million of goodwill and $27.0 million of cumulative foreign currency translation adjustments.  In addition, as part of the agreement with BVS, we have retained certain contingent liabilities.  A pre-tax loss of $10.3 million was recognized during the second quarter of 2011 related to the Brazilian Transaction and is included in other expense in the Consolidated Statements of Income.  Tax expense of $17.5 million was also recorded in conjunction with the Brazilian Transaction.

Equifax has committed to make certain additional funding available to BVS.  Until May 31, 2013, BVS will have the right to borrow up to $55 million from Equifax for general corporate purposes; any borrowings would be due and payable on May 31, 2015.  Payments for principal and interest on any borrowings will be convertible, at Equifax’s option, into additional shares of BVS nonvoting preferred stock.  Preferred shares issued as a result of any borrowings will be convertible to common shares under specific conditions. There were no borrowings outstanding as of March 31, 2012.

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

Changes in the amount of goodwill for the three months ended March 31, 2012, are as follows:

	U.S. Consumer		TALX	North America	North America
	Information		Workforce	Personal	Commercial
	Solutions	International	Solutions	Solutions	Solutions	Total
	(In millions)
Balance, December 31, 2011	$638.4	$348.5	$935.0	$1.8	$37.5	$1,961.2
Adjustments to initial purchase price allocation	-	-	0.2	-	-	0.2
Foreign currency translation	-	7.8	-	-	0.1	7.9
Tax benefits of stock options exercised	-	-	(0.3)	-	-	(0.3)
Balance, March 31, 2012	$638.4	$356.3	$934.9	$1.8	$37.6	$1,969.0

3. GOODWILL AND INTANGIBLE ASSETS (Continued)

Indefinite-Lived Intangible Assets.   Indefinite-lived intangible assets consist of contractual/territorial rights representing the estimated acquisition date fair value of rights to operate in certain territories acquired through the purchase of independent credit reporting agencies in the U.S. and Canada. Our contractual/territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. Our contractual/territorial rights carrying amounts did not change materially during the three months ended March 31, 2012.

Purchased Intangible Assets.   Purchased intangible assets represent the estimated acquisition date fair value of acquired intangible assets used in our business. Purchased data files represent the estimated acquisition date fair value of consumer credit files acquired primarily through the purchase of independent credit reporting agencies in the U.S. and Canada. We expense the cost of modifying and updating credit files in the period such costs are incurred. We amortize purchased data files, which primarily consist of acquired consumer credit files, on a straight-line basis. Primarily all of our other purchased intangible assets are also amortized on a straight-line basis. For additional information about the useful lives related to our purchased intangible assets, see Note 1 of the Notes to Consolidated Financial Statements in our 2011 Form 10-K.

Purchased intangible assets at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012			December 31, 2011
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$307.3	$(235.9)	$71.4	$316.2	$(240.5)	$75.7
Acquired software and technology	34.7	(9.2)	25.5	68.3	(41.1)	27.2
Customer relationships	518.7	(139.2)	379.5	518.2	(130.3)	387.9
Proprietary database	125.0	(100.6)	24.4	125.0	(95.5)	29.5
Non-compete agreements	9.0	(3.7)	5.3	9.0	(3.1)	5.9
Trade names and other intangible assets	40.8	(18.0)	22.8	40.7	(16.7)	24.0
Total definite-lived intangible assets	$1,035.5	$(506.6)	$528.9	$1,077.4	$(527.2)	$550.2

Amortization expense related to purchased intangible assets was $22.4 million and $23.6 million during the three months ended March 31, 2012 and 2011, respectively.

4. DEBT

Debt outstanding at March 31, 2012 and December 31, 2011 was as follows:

	March 31,	December 31,
	2012	2011
	(In millions)
Commercial paper	$-	$30.0
Notes, 7.34%, due in installments through May 2014	45.0	45.0
Notes, 4.45%, due December 2014	275.0	275.0
Notes, 6.30%, due July 2017	272.5	272.5
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 7.00%, due July 2037	250.0	250.0
Capitalized lease obligation	0.9	1.1
Other	0.6	0.6
Total debt	969.0	999.2
Less short-term debt and current maturities	(17.0)	(47.2)
Less unamortized discounts	(1.8)	(1.8)
Plus fair value adjustments	15.1	15.8
Total long-term debt, net	$965.3	$966.0

Senior Credit Facility.   We are party to a $500.0 million unsecured revolving credit facility, which we refer to as the Senior Credit Facility, with a group of financial institutions.  The Senior Credit Facility also has an accordion feature that allows us to request an increase in the total commitment to $750.0 million should we so choose.  Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Senior Credit Facility is scheduled to expire in February 2015. Availability of the Senior Credit Facility for borrowings is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding principal amount of our commercial paper notes. As of March 31, 2012, there were no outstanding borrowings under this facility and $498.6 million was available for borrowing.

Commercial Paper Program.   Our $500.0 million commercial paper program has been established through the private placement of commercial paper notes from time-to-time. Maturities of commercial paper can range from overnight to 397 days. The commercial paper program is supported by our Senior Credit Facility and, pursuant to our existing Board of Directors authorization, the total amount of commercial paper which may be issued is reduced by the amount of any outstanding borrowings under our Senior Credit Facility. At March 31, 2012, there were no commercial paper notes outstanding.

For additional information about our debt agreements, see Note 6 of the Notes to Consolidated Financial Statements in our 2011 Form 10-K.

5. COMMITMENTS AND CONTINGENCIES

Data Processing, Outsourcing Services and Other Agreements.  We have separate agreements with IBM, TCS and others to outsource portions of our computer data processing operations, applications development, maintenance and related functions and to provide certain other administrative and operational services. The agreements expire between 2012 and 2018. The estimated aggregate minimum contractual obligation remaining under these agreements is approximately $70 million as of December 31, 2011, with no future year’s minimum contractual obligation expected to exceed approximately $30 million. Annual payment obligations in regard to these agreements vary due to factors such as the volume of data processed; changes in our servicing needs as a result of new product offerings, acquisitions or divestitures; the introduction of significant new technologies; foreign currency; or the general rate of inflation. In certain circumstances (e.g., a change in control or for our convenience), we may terminate these data processing and outsourcing agreements, and, in doing so, certain of these agreements require us to pay a significant penalty.

Agreement with Computer Sciences Corporation.    We have an agreement with Computer Sciences Corporation, or CSC, and certain of its affiliates, collectively CSC, under which CSC-owned credit reporting agencies utilize our computerized credit database services. CSC retains ownership of its credit files and the revenues generated by its credit reporting activities. We receive a processing fee for maintaining the database and for each report supplied. The agreement will expire on July 31, 2018 and is renewable at the option of CSC for successive ten-year periods. The agreement provides us with an option to purchase CSC’s credit reporting business if it does not elect to renew the agreement or if there is a change in control of CSC while the agreement is in effect. Under the agreement CSC also has an option, exercisable at any time, to sell its credit reporting business to us. The option expires on August 1, 2013. The option exercise price will be determined by a third-party appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if the option were exercised at December 31, 2011, the price range would have been approximately $650 million to $750 million. This estimate is based solely on our internal analysis of the value of the business, current market conditions and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than the estimated amount.

Guarantees and General Indemnifications.   We may issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit was not material at March 31, 2012, and all have a remaining maturity of one year or less. The maximum potential future payments we could be required to make under the guarantees is not material at March 31, 2012.

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

5. COMMITMENTS AND CONTINGENCIES (Continued)

We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to indemnifications on our Consolidated Balance Sheets at March 31, 2012 or December 31, 2011.

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

For additional information about these and other commitments and contingencies, see Note 7 of the Notes to Consolidated Financial Statements in our 2011 Form 10-K.   For additional information about commitments related to the Brazilian Transaction, see Note 2 of the Notes to Consolidated Financial Statements in this 10-Q.

6. INCOME TAXES

We are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years ending prior to December 31, 2004, with few exceptions. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit balance may change within the next twelve months by a range of $0 to $7.2 million.

Effective Tax Rate.      Our effective income tax rate was 36.8% for the three months ended March 31, 2012, down from 37.9% for the same period in 2011.  Our income tax rate was lower due primarily to foreign tax benefits that are expected to be recognized in the current year as compared to the prior year period.

7. BENEFIT PLANS

We sponsor defined benefit pension plans and defined contribution plans. For additional information about our benefit plans, see Note 11 of the Notes to Consolidated Financial Statements in our 2011 Form 10-K.

The following table provides the components of net periodic benefit cost for the three months ended March 31, 2012 and 2011:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,
	2012	2011	2012	2011
	(In millions)
Service cost	$1.6	$1.6	$0.1	$0.1
Interest cost	8.3	8.6	0.3	0.4
Expected return on plan assets	(11.6)	(11.6)	(0.4)	(0.4)
Amortization of prior service cost	0.2	0.2	(0.1)	-
Recognized actuarial loss	4.0	3.0	0.3	0.3
Total net periodic benefit cost	$2.5	$1.8	$0.2	$0.4

8. SEGMENT INFORMATION

Reportable Segments.   We manage our business and report our financial results through the following five reportable segments, which are the same as our operating segments:

-	U.S. Consumer Information Solutions

-	International

-	TALX Workforce Solutions

-	North America Personal Solutions

-	North America Commercial Solutions

The accounting policies of the reportable segments are the same as those described in our summary of significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in our 2011 Form 10-K. We evaluate the performance of these reportable segments based on their operating revenues, operating income and operating margins, excluding unusual or infrequent items, if any. Inter-segment sales and transfers are not material for all periods presented. The measurement criteria for segment profit or loss and segment assets are substantially the same for each reportable segment. All transactions between segments are accounted for at cost, and no timing differences occur between segments.

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

TALX Workforce Solutions.   This segment includes employment, income and social security number verification services as well as complementary payroll-based transaction services and employment tax and talent management services.

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

8. SEGMENT INFORMATION (Continued)

Operating revenue and operating income by operating segment during the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended
(In millions)	March 31,
Operating revenue:	2012	2011
U.S. Consumer Information Solutions	$217.7	$181.0
International	121.0	127.2
TALX Workforce Solutions	113.7	99.4
North America Personal Solutions	49.5	44.4
North America Commercial Solutions	20.8	20.6
Total operating revenue	$522.7	$472.6

	Three Months Ended
(In millions)	March 31,
Operating income:	2012	2011
U.S. Consumer Information Solutions	$79.4	$61.7
International	38.5	29.8
TALX Workforce Solutions	26.2	21.7
North America Personal Solutions	14.0	12.7
North America Commercial Solutions	3.5	5.1
General Corporate Expense	(32.6)	(21.9)
Total operating income	$129.0	$109.1

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

The TALX Workforce Solutions segment consists of Verification Services and Employer Services business lines. Verifications Services revenue is transaction-based and is derived primarily from employment and income verification. Employer Services revenues are derived from our provision of certain human resources business process outsourcing services that include both transaction- and subscription-based product offerings. These services include unemployment claims management, employment-based tax credit services, complementary payroll-based transaction services, and the management of assessments of new hires.

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

Key Performance Indicators.   Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include operating revenue, change in operating revenue, operating income, operating margin, net income attributable to Equifax, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three months ended March 31, 2012 and 2011 were as follows:

	Key Performance Indicators
	Three Months Ended
	March 31,
	2012	2011
	(Dollars in millions, except per share data)
Operating revenue	$522.7	$472.6
Operating revenue change	11%	7%
Operating income	$129.0	$109.1
Operating margin	24.7%	23.1%
Net income attributable to Equifax	$71.5	$57.3
Diluted earnings per share attributable to Equifax	$0.58	$0.46
Cash provided by operating activities	$48.3	$23.1
Capital expenditures	$20.2	$26.2

Business Environment and Company Strategy

Consumer and small business lending activity is one of the key drivers of demand for our services. Lending activity is now growing at a moderate rate in most loan categories and markets we serve around the world, but lenders continue to demonstrate caution in loan decisions due to continuing concerns about consumer and small business credit quality and, in the U.S., about home values.  Mortgage lending activity, which is an important lending category for our company, is cyclical, based on fluctuations in both home sales and refinancing activity. Mortgage activity associated with home sales is currently depressed, in part due to reduced home values, while mortgage refinancing activity accelerated in the fourth quarter of 2011 and first quarter of 2012 due to low interest rates. We expect that refinancing activity will decline over the course of the year, while we do not yet have indicators that would predict a near-term recovery in mortgage originations from home sales activity. These trends affect both our USCIS and TALX Workforce Solutions segments. In addition, new financial regulations are increasing the compliance requirements for many of our customers and introduce new challenges as well as opportunities in the marketing of our product and service offerings to our customers. Real time decision-making for many of our customers has become more complex and reliant on quality data assets with broad market coverage. Our proprietary technology is efficient and sufficiently flexible to adapt to a broad array of decisioning applications. By linking data assets, we are able to develop high value solutions that improve the effectiveness of our customers’ decision-making activities. In an effort to respond to these market conditions, we have focused on the following activities:

-	Further diversification of our revenues by pursuing and investing in key strategic initiatives including new product innovation, differentiated decisioning solutions and analytics, leveraging and broadening our diverse data assets and enhancing our technology platforms.
-	Intensifying our sales force focus on key customer accounts and broadening our product offerings to address the needs of our medium-to-smaller customers.
-	Acquiring new data assets and technologies both domestically and internationally.
-	Expanding and investing in attractive international markets, including Russia, India and Brazil.
-	Continuing our focus on managing expenses through the use of LEAN and other process improvement initiatives.

During 2012, we expect a continuation of modest to moderate economic growth in most of our served markets. The environment will continue to be challenging as various countries deal with their particular political, budgetary, and economic issues. However, we currently expect that our ongoing investments in new product innovation, technology infrastructure, strategic acquisitions, enterprise growth initiatives, and continuous process improvement will enable us to deliver long term average organic revenue growth between 6% and 8% with additional growth of 1% to 2% derived from strategic acquisitions, and we expect to grow earnings per share at a somewhat faster rate than revenue as a result of operating and financial leverage. The diversity of our data assets, the strength of our analytical capabilities, and our proprietary decisioning technology has enabled us to consistently deliver high value solutions that our clients integrate into their business operations. As our clients' business environment becomes more difficult and competitive, these high value solutions will enable them to operate their businesses more efficiently and effectively.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Consolidated Financial Results

Operating Revenue

	Three Months Ended March 31,
			Change
Consolidated Operating Revenue	2012	2011	$	%
	(Dollars in millions)

U.S. Consumer Information Solutions	$217.7	$181.0	$36.7	20%
International	121.0	127.2	(6.2)	-5%
TALX Workforce Solutions	113.7	99.4	14.3	14%
North America Personal Solutions	49.5	44.4	5.1	11%
North America Commercial Solutions	20.8	20.6	0.2	1%
Consolidated operating revenue	$522.7	$472.6	$50.1	11%

Revenue increased by 11% in the first quarter of 2012 compared to the same period in 2011. The deconsolidation of our Brazilian business, which resulted from the merger of our business into a larger entity during the second quarter of 2011, negatively impacted revenue by $19.3 million for the first quarter of 2012, compared to the prior year, while all other revenue increased by 15% in the first quarter of 2012 compared to the same period in 2011, primarily driven by strong execution of key strategic initiatives.  The effect of foreign exchange rates, in locations other than Brazil, reduced revenue by $3.0 million in the first quarter compared to the year ago period.

Operating Expenses

	Three Months Ended March 31,
			Change
Consolidated Operating Expenses	2012	2011	$	%
	(Dollars in millions)

Consolidated cost of services	$201.2	$192.0	$9.2	5%
Consolidated selling, general and administrative expenses	151.1	128.8	22.3	17%
Consolidated depreciation and amortization expense	41.4	42.7	(1.3)	-3%
Consolidated operating expenses	$393.7	$363.5	$30.2	8%

The increase in cost of services, when compared to the first quarter of 2011, was due to the impact of increased salary expense, direct production expenses and contract services expenses of $19.2 million for the first quarter resulting from business growth, partially offset by decreases related to the deconsolidation of our Brazilian business, and also by the impact of changes in foreign currency exchange rates of $0.8 million.

Selling, general and administrative expense increased $22.3 million in the first quarter compared to the year ago quarter.  The increase was primarily due to increased salary, benefits and incentive expense of $21.9 million and higher advertising and contract services expenses offset by decreases related to the deconsolidation of our Brazilian business.  The impact of changes in foreign currency exchange rates decreased our selling, general and administrative expense by $0.8 million for the first quarter of 2012.

Depreciation and amortization expense decreased in 2012 over the same period in 2011, primarily due to the decline in amortization of certain purchased intangibles acquired as part of the TALX acquisition in 2007 which fully amortized during 2011 and the amortization and depreciation decrease resulting from the deconsolidation of our Brazilian business.  This decrease was partially offset by our two 2011 acquisitions within TALX Workforce Solutions that contributed $1.3 million of incremental depreciation and amortization expense.

Operating Income and Operating Margin

	Three Months Ended March 31,
			Change
Consolidated Operating Income	2012	2011	$	%
	(Dollars in millions)

Consolidated operating revenue	$522.7	$472.6	$50.1	11%
Consolidated operating expenses	(393.7)	(363.5)	(30.2)	8%
Consolidated operating income	$129.0	$109.1	$19.9	18%
Consolidated operating margin	24.7%	23.1%		1.6	%pts

Operating income for the first quarter of 2012 increased faster than revenue and operating margins increased by 160 basis points to 24.7% compared to a year ago due primarily to the deconsolidation of Brazil, which had negatively impacted company margins a year ago, and improvements in margins in our USCIS and TALX Workforce Solutions businesses driven by revenue growth, partially offset by the impact of higher corporate expenses.

Other Expense, Net

	Three Months Ended March 31,
			Change
Consolidated Other Expense, Net	2012	2011	$	%
	(Dollars in millions)

Consolidated interest expense	$13.8	$13.8	$-	0%
Consolidated other income, net	(1.4)	(0.3)	(1.1)	nm
Consolidated other expense, net	$12.4	$13.5	$(1.1)	-8%
Average cost of debt	5.6%	5.4%
Total consolidated debt, net, at quarter end	$982.3	$1,015.5	$(33.2)	-3%

nm - not meaningful

Interest expense was flat for the first quarter of 2012, when compared to the same period in 2011.  Our consolidated debt balance has decreased at March 31, 2012, as a result of less borrowings in the form of commercial paper, on which interest rates and accordingly interest expense are currently very low.  The increase in the average cost of debt for the first quarter of 2012 as compared to the 2011 period is due to less low rate commercial paper outstanding on average year to date which caused the average cost of debt to increase as compared to the prior year period.

Other income, net, for the first quarter of 2012 increased when compared to the same period in 2011 driven by higher income from our investment in Russia as compared to the prior year period.

Income Taxes

	Three Months Ended March 31,
			Change
Consolidated Provision for Income Taxes	2012	2011	$	%
	(Dollars in millions)

Consolidated provision for income taxes	$42.9	$36.3	$6.6	18%
Effective income tax rate	36.8%	37.9%

Consolidated income taxes increased from the prior year due to growth in pre-tax income. Our effective income tax rate was 36.8% for the first quarter of 2012, down from 37.9% for the same period in 2011.  The decrease is primarily due to foreign tax benefits that are expected to be realized in the current year as compared to the prior year period.

Net Income

	Three Months Ended March 31,
			Change
Consolidated Net Income	2012	2011	$	%
	(In millions, except per share amounts)

Consolidated operating income	$129.0	$109.1	$19.9	18%
Consolidated other expense, net	(12.4)	(13.5)	1.1	-8%
Consolidated provision for income taxes	(42.9)	(36.3)	(6.6)	18%
Consolidated net income	73.7	59.3	14.4	24%
Net income attributable to noncontrolling interests	(2.2)	(2.0)	(0.2)	9%
Net income attributable to Equifax	$71.5	$57.3	$14.2	25%
Diluted earnings per common share attributable to Equifax	$0.58	$0.46	$0.12	27%
Weighted-average shares used in computing diluted earnings per share	122.4	124.7

Consolidated net income increased $14.4 million, or 24%, in the first quarter of 2012, due to higher operating income in four of our five business segments as compared to the prior year period. Net income increased at a growth rate above the rate of growth in consolidated operating income due to the decrease in other expense, net, and a decrease in our effective income tax rate compared to a year ago.

Segment Financial Results

USCIS

	Three Months Ended March 31,
			Change
U.S. Consumer Information Solutions	2012	2011	$	%
	(Dollars in millions)
Operating revenue:
Online Consumer Information Solutions (OCIS)	$149.3	$120.2	$29.1	24%
Mortgage Solutions	34.3	27.3	7.0	26%
Consumer Financial Marketing Services	34.1	33.5	0.6	2%
Total operating revenue	$217.7	$181.0	$36.7	20%
% of consolidated revenue	42%	38%
Total operating income	$79.4	$61.7	$17.7	29%
Operating margin	36.5%	34.1%		2.4	%pts

U.S. Consumer Information Solutions revenue increased 20% in the first quarter as compared to the prior year period due to growth across all of our USCIS business lines, particularly OCIS and Mortgage Solutions.

OCIS

Revenue for the first quarter of 2012 increased 24% when compared to the prior year period.  These increases were primarily driven by a 16% increase in core credit decision transaction volume for the period.  The rise in transaction volume is partially due to increases in the mortgage, automotive, and telecommunications industries. Revenue for the quarter also benefitted from subscription price increases implemented late in last year’s first quarter, new products billed on a subscription rather than a transaction basis, and a shift in product mix to higher priced products. OCIS revenue growth rates are expected to trend back toward mid to upper single digit growth over the course of the year.

Mortgage Solutions

Revenue increased 26% for the three month period ended March 31, 2012 when compared to the prior year period due primarily to increased sales in core mortgage reporting services as a result of higher mortgage refinancings due to mortgage interest rates being at an all time low during the quarter. Revenue in settlement services also increased during the quarter also as a result of the favorable market conditions as well as increased market share from existing customers.

Consumer Financial Marketing Services

2012 revenue increased, as compared to 2011, in the first quarter due to continued growth in traditional credit-based pre-screen and portfolio management revenue partially offset by a decline in wealth-based consumer information services due to reductions in use for credit marketing by some large financial institutions.

USCIS Operating Margin

USCIS operating margins increased by 240 basis points to 36.5% due to the benefits of strong revenue growth in a business with significant fixed costs.

International

	Three Months Ended March 31,
			Change
International	2012	2011	$	%
	(Dollars in millions)
Operating revenue:
Latin America	$46.5	$59.9	$(13.4)	-22%
Europe	43.1	37.4	5.7	15%
Canada Consumer	31.4	29.9	1.5	5%
Total operating revenue	$121.0	$127.2	$(6.2)	-5%
% of consolidated revenue	23%	27%
Total operating income	$38.5	$29.8	$8.7	29%
Operating margin	31.8%	23.4%		8.4	%pts

International revenue decreased by 5% in the first quarter of 2012 compared to the prior year period.  While the deconsolidation of Brazil negatively impacted revenue by $19.3 million in the first quarter of 2012, revenue in our other geographies increased by 12% as compared to 2011.  Local currency revenue, excluding Brazil, increased 15% in the first quarter of 2012 due to solid growth in Europe, Canada and other Latin American countries.  Local currency fluctuations against the U.S. dollar, excluding Brazil, negatively impacted our International revenue by $2.9 million, or 3%, in the first quarter.

Latin America

Revenue decreased by 22% in the first quarter of 2012 as compared to the prior year period. While the deconsolidation of Brazil negatively impacted revenue by $19.3 million in the first quarter of 2012, revenue in our other Latin American countries increased 15% in the first quarter.  Local currency revenue, excluding Brazil, increased by 18% in the current year period due to broad-based growth across other Latin American countries. Local currency fluctuations against the U.S. dollar, excluding Brazil, negatively impacted revenue by $1.3 million, or 3%, in the first three months of 2012 compared to a year ago.

Europe

Revenue increased in the first quarter of 2012 compared to the same period in 2011 due to increased sales in most product segments and the impact of a first quarter 2011 acquisition. In local currency, revenue growth was 18% in the first quarter of 2011 and growth was in the mid teens excluding the impact of the acquisition completed in 2011. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $1.1 million, or 3%, in the first quarter of 2012.

Canada Consumer

Revenue increased in the first quarter of 2012 compared to the prior year period due to increased volumes for our technology and analytical services products.  In local currency, revenue was up 7% from the first quarter of 2011.  Local currency fluctuations against the U.S. dollar negatively impacted revenue by $0.5 million, or 2%, in the first quarter.

International Operating Margin

Operating margin increased in the first quarter of 2012 as compared to the prior year period primarily due to the deconsolidation of our Brazilian business, whose margins had declined in recent periods.

TALX WORKFORCE SOLUTIONS

	Three Months Ended March 31,
			Change
TALX Workforce Solutions	2012	2011	$	%
	(Dollars in millions)
Operating revenue:
Verfication Services	$56.8	$41.4	$15.4	37%
Employer Services	56.9	58.0	(1.1)	-2%
Total operating revenue	$113.7	$99.4	$14.3	14%
% of consolidated revenue	22%	21%
Total operating income	$26.2	$21.7	$4.5	20%
Operating margin	23.0%	21.9%		1.1	%pts

Verification Services

Revenue from Verification Services increased in the first quarter of 2012, compared to the prior year period, due to 28% growth in mortgage-related verification revenue due to the strong level of mortgage refinancing activity during the quarter, 16% growth in non-mortgage verification revenue, and the benefit of our third quarter 2011 acquisition of DataVision Resources.

Employer Services

The decrease in revenue during the first quarter of 2012, as compared to the same period in 2011, resulted primarily from a decline in our Tax Management Services business related to unemployment cost management partially offset by revenue growth in our transaction-based complementary services.

TALX Workforce Solutions Operating Margin

Operating margin for the first quarter of 2012 increased as compared to the prior year period. The increase in margin was driven by the revenue growth during the quarter.

North America Personal Solutions

	Three Months Ended March 31,
			Change
North America Personal Solutions	2012	2011	$	%
	(Dollars in millions)

Total operating revenue	$49.5	$44.4	$5.1	11%
% of consolidated revenue	9%	10%
Total operating income	$14.0	$12.7	$1.3	10%
Operating margin	28.3%	28.7%		-0.4	%pts

Revenue increased 11% for the three month period ended March 31, 2012, as compared to the same period in the prior year primarily due to increased direct to consumer, Equifax-branded subscription service revenue which was up 21%. The increase was driven by both higher subscription sales and higher average revenue per subscriber due to new product offerings and better market segmentation.  Operating margin slightly decreased in the first quarter of 2012, as compared to the prior year period, primarily due to an increase in advertising.

North America Commercial Solutions

	Three Months Ended March 31,
			Change
North America Commercial Solutions	2012	2011	$	%
	(Dollars in millions)

Total operating revenue	$20.8	$20.6	$0.2	1%
% of consolidated revenue	4%	4%
Total operating income	$3.5	$5.1	$(1.6)	-32%
Operating margin	16.8%	24.9%		-8.1	%pts

Revenue increased for the first quarter of 2012, as compared to the same period in the prior year, by 1% in both reported and local currency. Transaction-based revenue serving credit risk needs of our customers, which represents approximately 60% of our revenue, grew by 10% over the prior year. This growth was largely offset by a 10% decline in project-oriented revenue as customers delayed or canceled certain small business marketing programs given the uncertain environment for small businesses. Operating margin decreased in the current year period due to a 12% increase in operating expenses as the business continues to invest in its longer term strategy despite the current slowdown in demand for marketing services.

General Corporate Expense

	Three Months Ended March 31,
			Change
General Corporate Expense	2012	2011	$	%
	(Dollars in millions)

General corporate expense	$32.6	$21.9	$10.7	49%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, such as shared services, administrative, legal, restructuring and equity compensation costs. General corporate expenses increased by $10.7 million for the first quarter of 2012, compared to the same period in 2011, primarily due to a change in the timing of management equity grants from the second quarter in 2011 to the first quarter in 2012, increased incentive compensation due to stronger first quarter results than is our normal pattern, and increased investment in corporate infrastructure initiatives.

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

Sources and Uses of Cash

Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity. We expect that funds generated from results of operations will be sufficient to finance our anticipated working capital and other cash requirements (such as capital expenditures, interest payments, potential pension funding contributions and dividend payments) for the foreseeable future. If borrowings were needed, we would expect to borrow in the commercial paper or corporate bond markets; or in the event that credit market conditions were to deteriorate, we would rely more heavily on borrowings from the Senior Credit Facility as described below. At March 31, 2012, $498.6 million was available to borrow under our Senior Credit Facility. Our Senior Credit Facility does not include a provision under which lenders could refuse to allow us to borrow under this facility in the event of a material adverse change in our financial condition, as long as we are in compliance with the covenants contained in the lending agreement.

The following table summarizes our cash flows for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2012	2011	2012 vs. 2011
	(Dollars in millions)

Operating activities	$48.3	$23.1	$25.2
Investing activities	$(20.2)	$(59.6)	$39.4
Financing activities	$(30.7)	$1.6	$(32.3)

Operating Activities

Cash provided by operating activities in the three months ended March 31, 2012 increased by $25.2 million over the prior year.  Cash provided from net income increased by $14.4 million.  The remaining increase in cash from operations was driven primarily by a $10 million pension contribution in the first quarter of 2011 that did not recur in 2012.

Fund Transfer Limitations.   The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.  We currently hold $112.3 million of cash in our foreign subsidiaries.

Investing Activities

Capital Expenditures

	Three Months Ended March 31,		Change
Net cash used in:	2012	2011	2012 vs. 2011
	(In millions)

Capital expenditures	$20.2	$26.2	$(6.0)

Our capital expenditures are used for developing, enhancing and deploying new and existing software in support of our expanding product set, replacing or adding facilities and equipment, updating systems for regulatory compliance, the licensing of software applications and investing in system reliability, security and disaster recovery enhancements. Capital expenditures in 2011 were higher than 2012 primarily due to the purchase of a building in our TALX Workforce Solutions segment during the first quarter of 2011.

Acquisitions, Divestitures and Investments

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2012	2011	2012 vs. 2011
	(In millions)

Acquisitions, net of cash acquired	$-	$30.7	$(30.7)
Investment in unconsolidated affiliates, net	$-	$2.7	$(2.7)

During the first quarter of 2011, we invested $30.7 million in acquisitions, net of cash acquired.  We acquired information services businesses in the European and Latin American regions of our International segment.  During the first quarter of 2011, we also invested $2.7 million in our joint venture in India.

Financing Activities

Borrowings and Credit Facility Availability

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2012	2011	2012 vs. 2011
	(In millions)

Net short-term borrowings (repayments)	$(30.2)	$19.8	$(50.0)
Payments on long-term debt	$-	$(1.7)	$1.7

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

At March 31, 2012, there were no borrowings outstanding under our Senior Credit Facility and CP program. At March 31, 2012, a total of $498.6 million was available under our Senior Credit Facility.

At March 31, 2012, 71% of our debt was fixed-rate debt and 29% was effectively variable-rate debt. Our variable-rate debt, consisting of our five-year senior notes due 2014 (against which we have executed interest rate swaps to convert interest expense from fixed rates to floating rates), generally bears interest based on a specified margin plus a base rate (LIBOR). The interest rates reset periodically, depending on the terms of the respective financing arrangements. At March 31, 2012, the interest rate on our variable-rate debt ranged from 2.07% to 2.29%.

Borrowing and Repayment Activity

Net short-term borrowings (repayments) primarily represent activity under our CP program. We primarily borrow under our CP program, when available.

The decrease in net short-term borrowings (repayments) primarily reflects the net repayment of CP notes during the first quarter of 2012 as compared the borrowing of $23.0 million of CP notes during the first three months of 2011 as we decreased our use of CP.

Debt Covenants.   A downgrade in our credit ratings would increase the cost of borrowings under our CP program and credit facilities, and could limit or, in the case of a significant downgrade, preclude our ability to issue CP. Our outstanding indentures and comparable instruments also contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions. In addition, our Senior Credit Facility requires us to maintain a maximum leverage ratio of not more than 3.5. Our leverage ratio was 1.51 at March 31, 2012. None of these covenants are considered restrictive to our operations and, as of March 31, 2012, we were in compliance with all of our debt covenants.

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

For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 5 of the Notes to Consolidated Financial Statements in our 2011 Form 10-K.

Equity Transactions

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2012	2011	2012 vs. 2011
	(In millions)

Dividends paid to Equifax shareholders	$(21.2)	$(19.6)	$(1.6)
Proceeds from exercise of stock options	$20.6	$5.1	$15.5
Excess tax benefits from stock-based compensation plans	$0.5	$0.5	$-

Sources and uses of cash related to equity during the three months ended March 31, 2012 and 2011 were as follows:

-	We increased our quarterly dividend from $0.16 per share previously to $0.18 per share as announced in the first quarter of 2012. Accordingly, our dividends per share were $0.18 and $0.16 per share for the three month periods ended March 31, 2012 and 2011, respectively. We paid cash dividends to Equifax shareholders of $21.2 million and $19.6 million during the three months ended March 31, 2012 and 2011, respectively.

-	We received cash of $20.6 million and $5.1 million during the first three months of 2012 and 2011, respectively, from the exercise of stock options.

At March 31, 2012, the Company had approximately $112.1 million remaining for stock repurchases under the existing Board authorization.

Contractual Obligations, Commercial Commitments and Other Contingencies

Our contractual obligations have not changed materially from those reported in our 2011 Form 10-K.  For additional information about certain obligations and contingencies, including those related to Computer Sciences Corporation and the Brazilian Transaction, see Note 2 and Note 6 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Off-Balance Sheet Arrangements

There have been no material changes with respect to our off-balance sheet arrangements from those presented in our 2011 Form 10-K.

Related Party Transactions

We engage in various transactions and arrangements with related parties. We believe the terms of the transactions and arrangements do not differ from those that would have been negotiated with an independent party.

Benefit Plans

At December 31, 2011, our U.S. Retirement Income Plan, or USRIP, met or exceeded ERISA’s minimum funding requirements. In the future, we expect to make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and our liquidity needs. We believe additional funding contributions, if any, would not prevent us from continuing to meet our liquidity needs, which are primarily funded from cash flows generated by operating activities, available cash and cash equivalents, and our committed credit facilities.

For our non-U.S., tax-qualified retirement plans, we fund an amount sufficient to meet minimum funding requirements but no more than allowed as a tax deduction pursuant to applicable tax regulations. For our non-qualified supplementary retirement plans, we fund the benefits as they are paid to retired participants, but accrue the associated expense and liabilities in accordance with GAAP.

For additional information about our benefit plans, see Note 11 of the Notes to Consolidated Financial Statements in our 2011 Form 10-K.

Seasonality

We experience seasonality in certain of our revenue streams. Revenue generated by the online consumer information services component of our USCIS operating segment are typically the lowest during the first quarter, when consumer lending activity is at a seasonal low. Revenue generated from the Employer Services business unit within the TALX Workforce Solutions operating segment is generally higher in the first quarter due primarily to the provision of Form W-2 preparation services which occur in the first quarter each year.  Revenue generated from our financial wealth asset products in Consumer Financial Marketing Services (CFMS) and from data management services in our North America Commercial business are generally higher in the fourth quarter each year due to the significant portion of our annual renewals which occur in the fourth quarter of each year.

RECENT ACCOUNTING PRONOUNCEMENTS

For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the Notes to Consolidated Financial Statements in this Form 10-Q and Note 1 of the Notes to Consolidated Financial Statements in our 2011 Form 10-K.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our Consolidated Financial Statements and the Notes to Consolidated Financial Statements. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The “Application of Critical Accounting Policies and Estimates” section in the MD&A, and Note 1 of the Notes to Consolidated Financial Statements, in our 2011 Form 10-K describe the significant accounting estimates and policies used in the preparation of our Consolidated Financial Statements. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2011 Form 10-K. There were no material changes to our market risk exposure during the three months ended March 31, 2012.

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

California Bankruptcy Litigation.   In consolidated actions filed in the U.S. District Court for the Central District of California, captioned Terri N. White, et al. v. Equifax Information Services LLC, Jose Hernandez v. Equifax Information Services LLC, Kathryn L. Pike v. Equifax Information Services LLC, and Jose L. Acosta, Jr., et al. v. Trans Union LLC, et al., plaintiffs asserted that Equifax violated federal and state law (the FCRA, the California Credit Reporting Act and the California Unfair Competition Law) by failing to follow reasonable procedures to determine whether credit accounts are discharged in bankruptcy, including the method for updating the status of an account following a bankruptcy discharge. On August 20, 2008, the District Court approved a Settlement Agreement and Release providing for certain changes in the procedures used by defendants to record discharges in bankruptcy on consumer credit files. That settlement resolved claims for injunctive relief, but not plaintiffs’ claims for damages. On May 7, 2009, the District Court issued an order preliminarily approving an agreement to settle remaining class claims. The District Court subsequently deferred final approval of the settlement and required the settling parties to send a supplemental notice to those class members who filed a claim and objected to the settlement or opted out, with the cost for the re-notice to be deducted from the plaintiffs’ counsel fee award.   Mailing of the supplemental notice was completed on February 15, 2011.  The deadline for this group of settling plaintiffs to provide additional documentation to support their damage claims or to opt-out of the settlement was March 31, 2011.  On July 15, 2011, following another approval hearing, the District Court approved the settlement.  Several objecting plaintiffs subsequently filed notices of appeal to the U.S. Court of Appeals for the Ninth Circuit, which are currently pending.

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

For information regarding our accounting for legal contingencies, see Note 7 of the Notes to Consolidated Financial Statements in this Form 10-Q.

ITEM 1A.  RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2011 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our first quarter ended March 31, 2012:

				Maximum Number
				(or Approximate
			Total Number	Dollar Value)
	Total	Average	of Shares Purchased	of Shares that May
	Number	Price	as Part of	Yet Be Purchased
	of Shares	Paid	Publicly-Announced	Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)

December 1 - December 31, 2011				$112,127,299
January 1 - January 31, 2012	3,545	$-	-	$112,127,299
February 1 - February 29, 2012	4,933	$-	-	$112,127,299
March 1 - March 31, 2012	650	$-	-	$112,127,299
Total	9,128	$-	-	$112,127,299

(1)	The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 3,545 shares for the month of January 2012, 4,933 shares for the month of February 2012, and 650 shares for the month of March 2012.

(2)	Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).

(3)	At March 31, 2012, the amount authorized for future share repurchases under the share repurchase program was $112.1 million. The program does not have a stated expiration date.

Dividend and Share Repurchase Restrictions

Our Senior Credit Facility restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if a default or event of default exists or would result, according to the terms of the credit agreement.

ITEM 6.  EXHIBITS

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equifax Inc.
(Registrant)

Date: April 26, 2012	By:	/s/ Richard F. Smith
Richard F. Smith
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: April 26, 2012		/s/ Lee Adrean
Lee Adrean
Corporate Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: April 26, 2012		/s/ Nuala M. King
Nuala M. King
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

