Form 10-Q
period 2012-06-30
EQUIFAX INC
filed 2012-07-26
CIK 33185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

On July 13, 2012, there were 119,863,893 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2012

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 30,
	2012	2011
(In millions, except per share amounts)	(Unaudited)
Operating revenue	$535.8	$487.1
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	203.6	188.7
Selling, general and administrative expenses	158.3	142.7
Depreciation and amortization	41.2	41.1
Total operating expenses	403.1	372.5
Operating income	132.7	114.6
Interest expense	(13.7)	(13.7)
Other income, net	2.2	(9.6)
Consolidated income before income taxes	121.2	91.3
Provision for income taxes	(42.4)	(54.2)
Consolidated net income	78.8	37.1
Less: Net income attributable to noncontrolling interests	(2.4)	(2.6)
Net income attributable to Equifax	$76.4	$34.5
Basic earnings per common share:	$0.64	$0.28
Weighted-average shares used in computing basic earnings per share	120.3	122.8
Diluted earnings per common share:	$0.62	$0.28
Weighted-average shares used in computing diluted earnings per share	122.8	124.6
Dividends per common share	$0.18	$0.16

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	June 30,
	2012	2011
(In millions, except per share amounts)	(Unaudited)
Operating revenue	$1,058.5	$959.7
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	404.8	380.7
Selling, general and administrative expenses	309.4	271.5
Depreciation and amortization	82.6	83.8
Total operating expenses	796.8	736.0
Operating income	261.7	223.7
Interest expense	(27.5)	(27.5)
Other income, net	3.6	(9.3)
Consolidated income before income taxes	237.8	186.9
Provision for income taxes	(85.3)	(90.5)
Consolidated net income	152.5	96.4
Less: Net income attributable to noncontrolling interests	(4.6)	(4.6)
Net income attributable to Equifax	$147.9	$91.8
Basic earnings per common share:	$1.23	$0.75
Weighted-average shares used in computing basic earnings per share	120.1	122.8
Diluted earnings per common share:	$1.21	$0.74
Weighted-average shares used in computing diluted earnings per share	122.6	124.6
Dividends per common share	$0.36	$0.32

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,
	2012			2011
	Equifax	Noncontrolling		Equifax	Noncontrolling
	Shareholders	Interests	Total	Shareholders	Interests	Total
	(In millions)
Net income	$76.4	$2.4	$78.8	$34.5	$2.6	$37.1
Other comprehensive income:
Foreign currency translation adjustment, net	(20.3)	(0.5)	(20.8)	33.2	0.1	33.3
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans, net	2.8	-	2.8	2.2	-	2.2
Change in cumulative loss from cash flow hedging transactions, net	0.1	-	0.1	-	-	-
Comprehensive income	$59.0	$1.9	$60.9	$69.9	$2.7	$72.6

	Six Months Ended June 30,
	2012			2011
	Equifax	Noncontrolling		Equifax	Noncontrolling
	Shareholders	Interests	Total	Shareholders	Interests	Total
	(In millions)
Net income	$147.9	$4.6	$152.5	$91.8	$4.6	$96.4
Other comprehensive income:
Foreign currency translation adjustment	(5.4)	(0.3)	(5.7)	44.1	0.3	44.4
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans	6.2	-	6.2	4.4	-	4.4
Change in cumulative loss from cash flow hedging transactions	0.1	-	0.1	0.1	-	0.1
Comprehensive income	$148.8	$4.3	$153.1	$140.4	$4.9	$145.3

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
(In millions, except par values)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$183.1	$127.7
Trade accounts receivable, net of allowance for doubtful accounts of $6.0 and $5.9 at June 30, 2012 and December 31, 2011, respectively	293.9	284.4
Prepaid expenses	30.2	24.6
Other current assets	9.8	15.6
Total current assets	517.0	452.3
Property and equipment:
Capitalized internal-use software and system costs	350.4	332.2
Data processing equipment and furniture	196.6	183.1
Land, buildings and improvements	174.7	178.4
Total property and equipment	721.7	693.7
Less accumulated depreciation and amortization	(433.0)	(400.8)
Total property and equipment, net	288.7	292.9
Goodwill	1,961.3	1,961.2
Indefinite-lived intangible assets	95.6	95.6
Purchased intangible assets, net	505.9	550.2
Other assets, net	152.6	156.4
Total assets	$3,521.1	$3,508.6
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities	$17.0	$47.2
Accounts payable	30.2	27.5
Accrued expenses	64.1	56.3
Accrued salaries and bonuses	61.2	79.2
Deferred revenue	54.3	55.8
Other current liabilities	67.0	96.8
Total current liabilities	293.8	362.8
Long-term debt	951.8	966.0
Deferred income tax liabilities, net	228.7	227.8
Long-term pension and other postretirement benefit liabilities	167.9	176.4
Other long-term liabilities	51.0	53.5
Total liabilities	1,693.2	1,786.5
Commitments and Contingencies (see Note 5)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	-	-
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at June 30, 2012 and December 31, 2011; Outstanding shares - 119.8 and 119.6 at June 30, 2012 and December 31, 2011, respectively	236.6	236.6
Paid-in capital	1,125.7	1,118.0
Retained earnings	2,983.6	2,879.2
Accumulated other comprehensive loss	(390.9)	(391.8)
Treasury stock, at cost, 68.9 shares and 69.1 shares at June 30, 2012 and December 31, 2011, respectively	(2,143.8)	(2,133.7)
Stock held by employee benefits trusts, at cost, 0.6 shares at both June 30, 2012 and December 31, 2011	(5.9)	(5.9)
Total Equifax shareholders' equity	1,805.3	1,702.4
Noncontrolling interests	22.6	19.7
Total equity	1,827.9	1,722.1
Total liabilities and equity	$3,521.1	$3,508.6

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2012	2011
(In millions)	(Unaudited)
Operating activities:
Consolidated net income	$152.5	$96.4
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss on divestiture	-	27.8
Depreciation and amortization	82.4	83.5
Stock-based compensation expense	15.0	11.8
Excess tax benefits from stock-based compensation plans	(0.5)	(0.6)
Deferred income taxes	(0.8)	6.1
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(9.8)	(15.2)
Prepaid expenses and other current assets	(1.5)	(8.8)
Other assets	0.9	8.1
Current liabilities, excluding debt	(36.9)	(51.3)
Other long-term liabilities, excluding debt	(0.9)	(10.8)
Cash provided by operating activities	200.4	147.0
Investing activities:
Capital expenditures	(34.5)	(43.9)
Acquisitions, net of cash acquired	-	(30.7)
Cash received from divestitures	2.5	2.5
Investment in unconsolidated affiliates, net	(3.6)	(2.7)
Cash used in investing activities	(35.6)	(74.8)
Financing activities:
Net short-term repayments	(31.6)	(3.4)
Payments on long-term debt	(15.1)	(16.7)
Treasury stock purchases	(51.1)	(31.3)
Dividends paid to Equifax shareholders	(43.1)	(39.2)
Dividends paid to noncontrolling interests	(1.4)	(3.6)
Proceeds from exercise of stock options	33.3	12.3
Excess tax benefits from stock-based compensation plans	0.5	0.6
Other	(0.4)	(2.6)
Cash used in financing activities	(108.9)	(83.9)
Effect of foreign currency exchange rates on cash and cash equivalents	(0.5)	1.0
Increase (decrease) in cash and cash equivalents	55.4	(10.7)
Cash and cash equivalents, beginning of period	127.7	119.4
Cash and cash equivalents, end of period	$183.1	$108.7

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND OTHER COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2012

(Unaudited)

	Equifax Shareholders
							Stock
					Accumulated		Held By
	Common Stock				Other		Employee
	Shares		Paid-In	Retained	Comprehensive	Treasury	Benefits	Noncontrolling	Total
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Trusts	Interests	Equity
	(In millions, except per share amounts)
Balance, December 31, 2011	119.6	$236.6	$1,118.0	$2,879.2	$(391.8)	$(2,133.7)	$(5.9)	$19.7	$1,722.1
Net income	-	-	-	147.9	-	-	-	4.6	152.5
Other comprehensive income	-	-	-	-	0.9	-	-	(0.3)	0.6
Shares issued under stock and benefit plans, net of minimum tax withholdings	1.3	-	(11.5)	-	-	41.0	-	-	29.5
Treasury stock purchased under share repurchase program ($45.33 per share)*	(1.1)	-	-	-	-	(51.1)	-	-	(51.1)
Cash dividends ($0.36 per share)	-	-	-	(43.5)	-	-	-		(43.5)
Dividends paid to employee benefits trusts	-	-	0.4	-	-	-	-	-	0.4
Stock-based compensation expense	-	-	15.0	-	-	-	-	-	15.0
Tax effects of stock-based compensation plans	-	-	3.8	-	-	-	-	-	3.8
Dividends paid to noncontrolling interests	-	-	-	-	-	-	-	(1.4)	(1.4)
Balance, June 30, 2012	119.8	$236.6	$1,125.7	$2,983.6	$(390.9)	$(2,143.8)	$(5.9)	$22.6	$1,827.9

*	At June 30, 2012, $261.0 million was authorized for future purchases of common stock under our share repurchase authorization.

Accumulated Other Comprehensive Loss consists of the following components:

	June 30,	December 31,
	2012	2011
	(In millions)
Foreign currency translation	$(94.7)	$(89.3)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $168.9 and $172.1 at June 30, 2012 and December 31, 2011, respectively	(294.1)	(300.3)
Cash flow hedging transactions, net of accumulated tax of $1.4 at June 30, 2012 and December 31, 2011	(2.1)	(2.2)
Accumulated other comprehensive loss	$(390.9)	$(391.8)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2012

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations.   We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain human resources, employment tax and payroll-related business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of June 30, 2012, we operated in the following countries: Argentina, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We also maintain support operations in the Republic of Ireland. We have an investment in a consumer and commercial credit information company in Brazil and offer credit services in Russia and India through joint ventures.

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

Earnings Per Share.   Our basic earnings per share, or EPS, is calculated as net income attributable to Equifax divided by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. The net income amounts used in both our basic and diluted EPS calculations are the same. A reconciliation of the weighted-average outstanding shares used in the two calculations is as follows:

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Weighted-average shares outstanding (basic)	120.3	122.8	120.1	122.8
Effect of dilutive securities:
Stock options and restricted stock units	2.5	1.8	2.5	1.8
Weighted-average shares outstanding (diluted)	122.8	124.6	122.6	124.6

For the three and six months ended June 30, 2012, the stock options that were anti-dilutive were not material.  For the three and six months ended June 30, 2011, 1.3 million and 1.4 million stock options, respectively, were anti-dilutive and therefore excluded from this calculation.

Financial Instruments.   Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable and short- and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using quoted market prices for publicly traded instruments, and for non-publicly traded instruments through valuation techniques depending on the specific characteristics of the debt instrument. As of June 30, 2012 and December 31, 2011, the fair value of our long-term debt, based on observable inputs, was $1.10 billion and $1.09 billion, respectively, compared to its carrying value of $0.97 billion.

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

Fair Value Hedges.   In conjunction with our November 2009 sale of five-year Senior Notes, we entered into five-year interest rate swaps, designated as fair value hedges, which convert the debt’s fixed interest rate to a variable rate. These swaps involve the receipt of fixed rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed-rate Senior Notes they hedge due to changes in the designated benchmark interest rate and are recorded in interest expense. The fair value of these interest rate swaps was an asset of $14.0 million and $14.8 million at June 30, 2012 and December 31, 2011, respectively, and was recorded in other long-term assets on our Consolidated Balance Sheets.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table presents items measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value of Assets (Liabilities) at June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Fair Value Interest Rate Swaps(1)	$14.0	$-	$14.0	$-
Notes, due 2014(1)	(289.0)	-	(289.0)	-
Deferred Compensation Plan(2)	(15.2)	-	(15.2)	-
Total	$(290.2)	$-	$(290.2)	$-

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

Variable Interest Entities.  We hold interests in certain entities, including credit data and information solutions ventures, that are considered variable interest entities, or VIEs.  These variable interests relate to ownership interests that require financial support for these entities.  Our investments related to these VIEs totaled $11.4 million at June 30, 2012, representing our maximum exposure to loss.  We are not the primary beneficiary and are not required to consolidate any of these VIEs.

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

2. MERGER OF BRAZILIAN BUSINESS

On May 31, 2011, we completed the merger of our Brazilian business with Boa Vista Serviços S.A. (“BVS”) in exchange for a 15% equity interest in BVS, which was accounted for as a sale and deconsolidated (the “Brazilian Transaction”).   BVS, an unrelated third party whose results we do not consolidate, is the second largest consumer and commercial credit information company in Brazil.  Our investment in BVS was valued at 130 million Brazilian Reais ($62.6 million and $82.3 million at June 30, 2012 and May 31, 2011, respectively) is recorded in Other assets, net on the Consolidated Balance Sheets and is accounted for using the cost method.   The initial fair value was determined by a third-party using income and market approaches and has not changed materially as of June 30, 2012.  In accounting for the transaction, we wrote off $33.2 million of goodwill and $27.0 million of cumulative foreign currency translation adjustments.  In addition, as part of the agreement with BVS, we have retained certain contingent liabilities.  A pre-tax loss of $10.3 million was recognized during the second quarter of 2011 related to the Brazilian Transaction and is included in other expense in the Consolidated Statements of Income.  Tax expense of $17.5 million was also recorded in conjunction with the Brazilian Transaction.

Equifax has committed to make certain additional funding available to BVS.  Until May 31, 2013, BVS will have the right to borrow up to $55 million from Equifax for general corporate purposes; any borrowings would be due and payable on May 31, 2015.  Payments for principal and interest on any borrowings will be convertible, at Equifax’s option, into additional shares of BVS nonvoting preferred stock.  Preferred shares issued as a result of any borrowings will be convertible to common shares under specific conditions. There were no borrowings outstanding as of June 30, 2012.

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

Changes in the amount of goodwill for the six months ended June 30, 2012, are as follows:

	U.S. Consumer			North America	North America
	Information		Workforce	Personal	Commercial
	Solutions	International	Solutions	Solutions	Solutions	Total
	(In millions)
Balance, December 31, 2011	$638.4	$348.5	$935.0	$1.8	$37.5	$1,961.2
Adjustments to initial purchase price allocation	-	-	0.2	-	-	0.2
Foreign currency translation	-	1.1	-	-	-	1.1
Tax benefits of stock options exercised	-	-	(1.2)	-	-	(1.2)
Balance, June 30, 2012	$638.4	$349.6	$934.0	$1.8	$37.5	$1,961.3

3. GOODWILL AND INTANGIBLE ASSETS (Continued)

Indefinite-Lived Intangible Assets.   Indefinite-lived intangible assets consist of contractual/territorial rights representing the estimated acquisition date fair value of rights to operate in certain territories acquired through the purchase of independent credit reporting agencies in the U.S. and Canada. Our contractual/territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. Our contractual/territorial rights carrying amounts did not change materially during the six months ended June 30, 2012.

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

Purchased intangible assets at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012			December 31, 2011
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(In millions)
Definite-lived intangible assets:
Purchased data files	$294.2	$(228.1)	$66.1	$316.2	$(240.5)	$75.7
Acquired software and technology	34.7	(10.9)	23.8	68.3	(41.1)	27.2
Customer relationships	517.2	(146.7)	370.5	518.2	(130.3)	387.9
Proprietary database	125.0	(105.7)	19.3	125.0	(95.5)	29.5
Non-compete agreements	9.0	(4.3)	4.7	9.0	(3.1)	5.9
Trade names and other intangible assets	40.7	(19.2)	21.5	40.7	(16.7)	24.0
Total definite-lived intangible assets	$1,020.8	$(514.9)	$505.9	$1,077.4	$(527.2)	$550.2

Amortization expense related to purchased intangible assets was $22.2 million and $22.5 million during the three months ended June 30, 2012 and 2011, respectively. Amortization expense related to purchased intangible assets was $44.6 million and $46.1 million during the six months ended June 30, 2012 and 2011, respectively.

4. DEBT

Debt outstanding at June 30, 2012 and December 31, 2011 was as follows:

	June 30,	December 31,
	2012	2011
	(In millions)
Commercial paper	$-	$30.0
Notes, 7.34%, due in installments through May 2014	30.0	45.0
Notes, 4.45%, due December 2014	275.0	275.0
Notes, 6.30%, due July 2017	272.5	272.5
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 7.00%, due July 2037	250.0	250.0
Capitalized lease obligation	2.9	1.1
Other	0.5	0.6
Total debt	955.9	999.2
Less short-term debt and current maturities	(17.0)	(47.2)
Less unamortized discounts	(1.8)	(1.8)
Plus fair value adjustments	14.7	15.8
Total long-term debt, net	$951.8	$966.0

Senior Credit Facility.   We are party to a $500.0 million unsecured revolving credit facility, which we refer to as the Senior Credit Facility, with a group of financial institutions.  The Senior Credit Facility also has an accordion feature that allows us to request an increase in the total commitment to $750.0 million should we so choose.  Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Senior Credit Facility is scheduled to expire in February 2015. Availability of the Senior Credit Facility for borrowings is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding principal amount of our commercial paper notes. As of June 30, 2012, there were no outstanding borrowings under this facility and $498.6 million was available for borrowing.

Commercial Paper Program.   Our $500.0 million commercial paper program has been established through the private placement of commercial paper notes from time-to-time. Maturities of commercial paper can range from overnight to 397 days. The commercial paper program is supported by our Senior Credit Facility and, pursuant to our existing Board of Directors authorization, the total amount of commercial paper which may be issued is reduced by the amount of any outstanding borrowings under our Senior Credit Facility. At June 30, 2012, there were no commercial paper notes outstanding.

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

Agreement with Computer Sciences Corporation.    We have an agreement with Computer Sciences Corporation, or CSC, and certain of its affiliates, collectively CSC, under which CSC-owned credit reporting agencies utilize our computerized credit database services. CSC retains ownership of its credit files and the revenues generated by its credit reporting activities. We receive a processing fee for maintaining the database and for each report supplied. The current term of the agreement will expire on July 31, 2018 and renews, unless terminated by CSC, for successive ten-year periods. The agreement provides us with an option to purchase CSC’s credit reporting business if, on or prior to August 1, 2013, (a) CSC gives us written notice of their intention to terminate the agreement at the end of the current term, or (b) there is a change in control of CSC while the agreement is in effect. Under the agreement CSC also has an option, exercisable at any time prior to August 1, 2013, to sell its credit reporting business to us. The option exercise price will be determined by a third-party appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if the option were exercised at December 31, 2011, the price range would have been approximately $650 million to $750 million. This estimate is based solely on our internal analysis of the value of the business, current market conditions and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than the estimated amount.

Guarantees and General Indemnifications.   We may issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit was not material at June 30, 2012, and all have a remaining maturity of one year or less. The maximum potential future payments we could be required to make under the guarantees is not material at June 30, 2012.

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

5. COMMITMENTS AND CONTINGENCIES (Continued)

We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to indemnifications on our Consolidated Balance Sheets at June 30, 2012 or December 31, 2011.

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

6. INCOME TAXES

We are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years ending prior to December 31, 2004, with few exceptions. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit balance may change within the next twelve months by a range of $0 to $5.1 million.

Effective Tax Rate.     Our effective income tax rate was 35.0% for the three months ended June 30, 2012, down from 59.4% for the same period in 2011 due primarily to the impact of recording $17.5 million of tax expense associated with the Brazilian Transaction in 2011.  The impact of the Brazilian Transaction increased our effective rate 23.2% for the quarter in 2011.  The effective income tax rate on the Brazilian Transaction was higher than the statutory rate primarily due to the recognition of tax impacts related to foreign currency changes for which we had not previously recorded tax expense because we have historically been permanently invested in Brazil with respect to foreign currency fluctuations.  The remainder of the rate decrease is due to the impact of lower foreign income taxes and the reversal of certain contingent tax liabilities.  The effective income tax rate was 35.9% for the six months ended June 30, 2012, down from 48.4% for the same period in 2011 with the decrease primarily due to the Brazilian Transaction.  The impact of the Brazilian Transaction increased our effective rate 11.4% for the six months ended June 30, 2011.  The six month effective income tax rate also decreased due to the impact of lower foreign income taxes and the reversal of certain contingent tax liabilities.

7. BENEFIT PLANS

We sponsor defined benefit pension plans and defined contribution plans. For additional information about our benefit plans, see Note 11 of the Notes to Consolidated Financial Statements in our 2011 Form 10-K.

The following table provides the components of net periodic benefit cost for the three and six months ended June 30, 2012 and 2011:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Service cost	$1.6	$1.6	$0.1	$0.2
Interest cost	8.3	8.6	0.3	0.4
Expected return on plan assets	(11.6)	(11.7)	(0.4)	(0.4)
Amortization of prior service cost	0.2	0.2	(0.1)	(0.1)
Recognized actuarial loss	4.0	3.0	0.3	0.3
Total net periodic benefit cost	$2.5	$1.7	$0.2	$0.4

	Pension Benefits		Other Benefits
	Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Service cost	$3.2	$3.2	$0.2	$0.3
Interest cost	16.6	17.2	0.6	0.8
Expected return on plan assets	(23.2)	(23.3)	(0.8)	(0.8)
Amortization of prior service cost	0.4	0.4	(0.2)	(0.1)
Recognized actuarial loss	8.0	6.0	0.6	0.6
Total net periodic benefit cost	$5.0	$3.5	$0.4	$0.8

8. SEGMENT INFORMATION

Reportable Segments.   We manage our business and report our financial results through the following five reportable segments, which are the same as our operating segments:

-	U.S. Consumer Information Solutions

-	International

-	Workforce Solutions

-	North America Personal Solutions

-	North America Commercial Solutions

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

8. SEGMENT INFORMATION (Continued)

Operating revenue and operating income by operating segment during the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
	2012	2011	2012	2011
Operating revenue:
U.S. Consumer Information Solutions	$230.1	$194.0	$447.8	$375.0
International	119.5	130.8	240.5	258.0
Workforce Solutions	115.2	96.3	228.9	195.7
North America Personal Solutions	50.7	45.2	100.2	89.6
North America Commercial Solutions	20.3	20.8	41.1	41.4
Total operating revenue	$535.8	$487.1	$1,058.5	$959.7

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
	2012	2011	2012	2011
Operating income:
U.S. Consumer Information Solutions	$88.1	$70.8	$167.5	$132.5
International	35.0	34.2	73.5	64.0
Workforce Solutions	26.9	20.8	53.1	42.5
North America Personal Solutions	15.1	12.5	29.1	25.2
North America Commercial Solutions	2.8	4.4	6.3	9.5
General Corporate Expense	(35.2)	(28.1)	(67.8)	(50.0)
Total operating income	$132.7	$114.6	$261.7	$223.7

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

Businesses rely on us for consumer and business credit intelligence, credit portfolio management, fraud detection, decisioning technology, marketing tools, and human resources-related services. We also offer a portfolio of products that enable individual consumers to manage their financial affairs and protect their identity. Our revenue stream is diversified among individual consumers and among businesses across a wide range of industries and international geographies.

Segment and Geographic Information

Segments.   The U.S. Consumer Information Solutions, or USCIS, segment, the largest of our five segments, consists of three product and service lines: Online Consumer Information Solutions, or OCIS; Mortgage Solutions; and Consumer Financial Marketing Services. OCIS and Mortgage Solutions revenue is principally transaction-based and is derived from our sales of products such as consumer credit reporting and scoring, mortgage settlement services, identity management, fraud detection and modeling services. USCIS also markets certain decisioning software services which facilitate and automate a variety of consumer credit-oriented decisions. Consumer Financial Marketing Services revenue is principally project- and subscription-based and is derived from our sales of batch credit and consumer wealth information such as those that assist clients in acquiring new customers, cross-selling to existing customers and managing portfolio risk.

The International segment consists of Canada Consumer, Europe and Latin America. Canada Consumer’s products and services are similar to our USCIS offerings, while Europe and Latin America are made up of varying mixes of product lines that are in our USCIS, North America Commercial Solutions and North America Personal Solutions reportable segments.

The Workforce Solutions segment consists of the Verification Services and Employer Services business lines. Verification Services revenue is transaction-based and is derived primarily from employment and income verification. Employer Services revenues are derived from our provision of certain human resources business process outsourcing services that include both transaction- and subscription-based product offerings. These services include unemployment claims management, employment-based tax credit services, complementary payroll-based transaction services, and the management of assessments of new hires.

North America Personal Solutions revenue is primarily subscription-based supplemented by some transaction-based services, and is derived from the sale of credit monitoring, debt management and identity theft protection products, which we deliver to consumers electronically via the internet.

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

Key Performance Indicators.   Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include operating revenue, change in operating revenue, operating income, operating margin, net income attributable to Equifax, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three and six months ended June 30, 2012 and 2011 were as follows:

	Key Performance Indicators
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in millions, except per share data)
Operating revenue	$535.8	$487.1	$1,058.5	$959.7
Operating revenue change	10%	6%	10%	6%
Operating income	$132.7	$114.6	$261.7	$223.7
Operating margin	24.8%	23.5%	24.7%	23.3%
Net income attributable to Equifax	$76.4	$34.5	$147.9	$91.8
Diluted earnings per share attributable to Equifax	$0.62	$0.28	$1.21	$0.74
Cash provided by operating activities	$152.1	$123.9	$200.4	$147.0
Capital expenditures	$14.3	$17.7	$34.5	$43.9

Business Environment and Company Strategy

Consumer and small business lending activity is one of the key drivers of demand for our services. Lending activity has continued to grow at a moderate rate in most loan categories and markets we serve around the world, but lenders continue to demonstrate caution in loan decisions due to continuing concerns about consumer and small business credit quality and, in the U.S., about home values.  Mortgage lending activity, which is an important lending category for our company, is cyclical, based on fluctuations in both home sales and refinancing activity. Mortgage activity associated with home sales remains weak, in part due to depressed home values which have yet to improve, while mortgage refinancing activity increased significantly beginning in the fourth quarter of 2011 and continued into the first half of 2012 due to very low interest rates. While mortgage refinancing activity continues to be strong, we do expect that it will begin to decline later in 2012 as the population of qualifying consumers diminishes. Furthermore, we have yet to see any indication of any near-term recovery in mortgage originations from home sales activity. These market and economic trends affect both our USCIS and Workforce Solutions segments. In addition, new financial regulations are increasing the compliance requirements for many of our customers and will likely introduce new challenges as well as opportunities in the marketing of our product and service offerings to our customers. Real time decision-making for many of our customers has become more complex and reliant on quality data assets with broad market coverage. Our proprietary technology is efficient and sufficiently flexible to adapt to a broad array of decisioning applications. By linking data assets, we are able to develop high value solutions that improve the effectiveness of our customers’ decision-making activities. In an effort to respond to these market conditions, we have focused on the following activities:

-	Further diversification of our revenues by pursuing and investing in key strategic initiatives including new product innovation, differentiated decisioning solutions and analytics, leveraging and broadening our diverse data assets and enhancing our technology platforms.
-	Intensifying our sales force focus on key customer accounts and broadening our product offerings to address the needs of our medium-to-smaller customers.
-	Acquiring new data assets and technologies both domestically and internationally.
-	Investing in broadening and enriching our analytical resources to enhance the quality and value of our decisioning solutions.
-	Expanding and investing in attractive international markets, including Russia, India and Brazil.
-	Continuing our focus on managing expenses through the use of LEAN and other process improvement initiatives.

For the remainder of 2012, we expect a continuation of modest economic growth in most of our served markets. The environment will continue to be challenging as various countries deal with their particular political, budgetary, and economic issues. However, we continue to expect that our ongoing investments in new product innovation, technology infrastructure, strategic acquisitions, enterprise growth initiatives, and continuous process improvement will enable us, in a modestly growing economy, to deliver long term average organic revenue growth ranging between 6% and 8% with additional growth of 1% to 2% derived from strategic acquisitions. We also expect to grow earnings per share at a somewhat faster rate than revenue as a result of both operating and financial leverage. The diversity of our data assets, the strength of our analytical capabilities, and our proprietary decisioning technology has enabled us to consistently deliver high value solutions that our clients integrate into their business operations. As our clients' business environment becomes more difficult and competitive, these high value solutions will increasingly enable them to operate their businesses more efficiently and effectively.

RESULTS OF OPERATIONS—THREE AND SIX MONTHS JUNE 30, 2012 AND 2011

Consolidated Financial Results

Operating Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Operating Revenue	2012	2011	$	%	2012	2011	$	%
	(Dollars in millions)				(Dollars in millions)

U.S. Consumer Information Solutions	$230.1	$194.0	$36.1	19%	$447.8	$375.0	$72.8	19%
International	119.5	130.8	(11.3)	-9%	240.5	258.0	(17.5)	-7%
Workforce Solutions	115.2	96.3	18.9	20%	228.9	195.7	33.2	17%
North America Personal Solutions	50.7	45.2	5.5	12%	100.2	89.6	10.6	12%
North America Commercial Solutions	20.3	20.8	(0.5)	-2%	41.1	41.4	(0.3)	-1%
Consolidated operating revenue	$535.8	$487.1	$48.7	10%	$1,058.5	$959.7	$98.8	10%

Revenue increased by 10% in the second quarter and first six months of 2012 compared to the same periods in 2011. The deconsolidation of our Brazilian business, which resulted from the merger of our business into a larger entity during the second quarter of 2011, negatively impacted revenue growth by $16.1 million for the second quarter of 2012 and $35.4 million for the first six months of 2012, compared to the prior year, while all other revenue increased by 14% in the second quarter of 2012 and 15% in the first six months compared to the same period in 2011, driven by strong execution of key strategic initiatives and the impact of increased mortgage refinancing activity in the U.S.  The effect of foreign exchange rates, in locations other than Brazil, reduced revenue by $6.0 million in the second quarter and $9.0 million in the first six months of 2012 compared to the year ago periods.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Operating Expenses	2012	2011	$	%	2012	2011	$	%
	(Dollars in millions)				(Dollars in millions)

Consolidated cost of services	$203.6	$188.7	$14.9	8%	$404.8	$380.7	$24.1	6%
Consolidated selling, general and administrative expenses	158.3	142.7	15.6	11%	309.4	271.5	37.9	14%
Consolidated depreciation and amortization expense	41.2	41.1	0.1	0%	82.6	83.8	(1.2)	-1%
Consolidated operating expenses	$403.1	$372.5	$30.6	8%	$796.8	$736.0	$60.8	8%

The increase in cost of services, when compared to the second quarter and first six months of 2011, was due primarily to the impact of increased salary expense, direct production expenses and contract service expenses of $22.8 million for the second quarter and $42.1 million for the first six months, partially offset by decreases related to the deconsolidation of our Brazilian business, and also by the impact of changes in foreign currency exchange rates of $1.8 million for the second quarter of 2012 and $2.6 million for the first six months of 2012.

Selling, general and administrative expense increased $15.6 million in the second quarter compared to the year ago quarter.  The increase was primarily due to increased salary and incentive expense of $15.4 million and higher professional services expenses, partially offset by decreases related to the deconsolidation of our Brazilian business.  The $37.9 million increase for the first six months of 2012 as compared to the prior year period was primarily due to increased salary and incentive expense of $34.8 million, and higher marketing and professional services expenses, partially offset by decreases in expenses related to the deconsolidation of our Brazilian business.  The impact of changes in foreign currency exchange rates decreased our selling, general and administrative expense by $1.6 million for the second quarter and $2.3 million for the first six months of 2012.

The change in depreciation and amortization expense in 2012 over the same three and six month periods in 2011, is primarily due to the decline in amortization of certain purchased intangibles acquired as part of the TALX acquisition in 2007 which fully amortized during the second quarter of 2011 and the amortization and depreciation decrease resulting from the deconsolidation of our Brazilian business.  This decrease was fully offset in the second quarter of 2012 and partially offset in the first six months of 2012 by our two 2011 acquisitions within Workforce Solutions that contributed $1.2 million for the second quarter and $2.5 million for the first six months of 2012 of incremental depreciation and amortization expense.

Operating Income and Operating Margin

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
Consolidated Operating Income	2012	2011	$	%		2012	2011	$	%
	(Dollars in millions)					(Dollars in millions)

Consolidated operating revenue	$535.8	$487.1	$48.7	10%		$1,058.5	$959.7	$98.8	10%
Consolidated operating expenses	(403.1)	(372.5)	(30.6)	8%		(796.8)	(736.0)	(60.8)	8%
Consolidated operating income	$132.7	$114.6	$18.1	16%		$261.7	$223.7	$38.0	17%
Consolidated operating margin	24.8%	23.5%		1.3	%pts	24.7%	23.3%		1.4	%pts

Operating income for the second quarter and first six months of 2012 increased faster than revenue and operating margins increased by 130 basis points in the second quarter and 140 basis points in the first six months of 2012 compared to the prior year periods due primarily to the deconsolidation of Brazil, which had negatively impacted company margins a year ago, and improvements in margins in our USCIS, Workforce Solutions and Personal Solutions businesses driven by revenue growth, partially offset by the impact of higher corporate expenses.

Other Expense, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Other Expense, Net	2012	2011	$	%	2012	2011	$	%
	(Dollars in millions)				(Dollars in millions)

Consolidated interest expense	$13.7	$13.7	$-	-1%	$27.5	$27.5	$-	0%
Consolidated other (income) expense, net	(2.2)	9.6	(11.8)	nm	(3.6)	9.3	(12.9)	nm
Consolidated other expense, net	$11.5	$23.3	$(11.8)	-50%	$23.9	$36.8	$(12.9)	-35%
Average cost of debt	5.6%	5.5%			5.6%	5.5%
Total consolidated debt, net, at quarter end	$968.8	$981.5	$(12.7)	-1%	$968.8	$981.5	$(12.7)	-1%

nm - not meaningful

Interest expense was flat for the second quarter and first six months of 2012, when compared to the same periods in 2011.  Our consolidated debt balance has decreased at June 30, 2012, as a result of less borrowings in the form of commercial paper, on which interest rates and accordingly interest expense are currently very low.  As a result the average cost of debt for the second quarter and first six months of 2012 as compared to the same periods in 2011 was higher.

Other expense, net, for the three and six month periods ending June 30, 2012 decreased $11.8 million and $12.9 million, respectively, as compared to the prior year periods. The decrease is primarily due to the merger of our Brazilian business during the second quarter of 2011. On May 31, 2011, we completed the merger of our Brazilian business with Boa Vista Servicos S.A. (“BVS”), which was accounted for as a sale and deconsolidated, in exchange for a 15% equity interest in BVS (“the Brazilian Transaction”).  We recorded a $10.3 million pre-tax loss on the Brazilian Transaction in other expense (income), net. Other expense, net, was also reduced in the three and six month periods by higher income from our minority investment in Russia.

Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Provision for Income Taxes	2012	2011	$	%	2012	2011	$	%
	(Dollars in millions)				(Dollars in millions)

Consolidated provision for income taxes	$42.4	$54.2	$(11.8)	-22%	$85.3	$90.5	$(5.2)	-6%
Effective income tax rate	35.0%	59.4%			35.9%	48.4%

Our effective income tax rate was 35.0% for the three months ended June 30, 2012, down from 59.4% for the same period in 2011 due primarily to the impact of recording $17.5 million of tax expense associated with the Brazilian Transaction in 2011.  The impact of the Brazilian Transaction increased our effective rate 23.2% for the quarter in 2011.  The effective income tax rate on the Brazilian Transaction was higher than the statutory rate primarily due to the recognition of tax impacts related to foreign currency changes for which we had not previously recorded tax expense because we have historically been permanently invested in Brazil with respect to foreign currency fluctuations.  The remainder of the rate decrease is due to the impact of lower foreign income taxes and the reversal of certain contingent tax liabilities.  The effective income tax rate was 35.9% for the six months ended June 30, 2012, down from 48.4% for the same period in 2011 with the decrease primarily due to the Brazilian Transaction.  The impact of the Brazilian Transaction increased our effective rate 11.4% for the six months ended June 30, 2011.  The six month effective income tax rate also decreased due to the impact of lower foreign income taxes and the reversal of certain contingent tax liabilities.

Net Income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Net Income	2012	2011	$	%	2012	2011	$	%
	(In millions, except per share amounts)				(In millions, except per share amounts)

Consolidated operating income	$132.7	$114.6	$18.1	16%	$261.7	$223.7	$38.0	17%
Consolidated other expense, net	(11.5)	(23.3)	11.8	-50%	(23.9)	(36.8)	12.9	-35%
Consolidated provision for income taxes	(42.4)	(54.2)	11.8	-22%	(85.3)	(90.5)	5.2	-6%
Consolidated net income	78.8	37.1	41.7	113%	152.5	96.4	56.1	58%
Net income attributable to noncontrolling interests	(2.4)	(2.6)	0.2	-7%	(4.6)	(4.6)	-	0%
Net income attributable to Equifax	$76.4	$34.5	$41.9	122%	$147.9	$91.8	$56.1	61%
Diluted earnings per common share attributable to Equifax	$0.62	$0.28	$0.34	125%	$1.21	$0.74	$0.47	64%
Weighted-average shares used in computing diluted earnings per share	122.8	124.6			122.6	124.6

Consolidated net income increased $41.7 million, or 113%, in the second quarter of 2012, and $56.1 million, or 58%, in the first six months of 2012 due to the $27.8 million loss recorded on the Brazilian Transaction (reflected in other expense and income tax expense) along with higher operating income in four of our five business segments as compared to the same periods in 2011.

Segment Financial Results

USCIS

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
U.S. Consumer Information Solutions	2012	2011	$	%		2012	2011	$	%
	(Dollars in millions)					(Dollars in millions)
Operating revenue:
Online Consumer Information Solutions (OCIS)	$153.4	$127.6	$25.8	20%		$302.7	$247.8	$54.9	22%
Mortgage Solutions	40.6	26.9	13.7	51%		74.9	54.2	20.7	38%
Consumer Financial Marketing Services	36.1	39.5	(3.4)	-9%		70.2	73.0	(2.8)	-4%
Total operating revenue	$230.1	$194.0	$36.1	19%		$447.8	$375.0	$72.8	19%
% of consolidated revenue	43%	40%				42%	39%
Total operating income	$88.1	$70.8	$17.3	24%		$167.5	$132.5	$35.0	26%
Operating margin	38.3%	36.5%		1.8	%pts	37.4%	35.3%		2.1	%pts

U.S. Consumer Information Solutions revenue increased 19% in the second quarter and first six months of 2012 as compared to the prior year periods. This strong growth includes the impact of a high level of mortgage activity as well as certain business initiatives implemented in the first half of 2012. As we anniversary those initiatives and begin comparing to the second half of 2011 when mortgage activity was also strong, we will report lower growth rates than experienced in the first half.

OCIS

Revenue for the second quarter and first six months of 2012 increased 20% and 22%, respectively, when compared to the prior year periods.  These increases were primarily driven by a 9% and 13% increase in core credit decision transaction volume for the three and six month periods, respectively.  The rise in transaction volume is primarily due to increases in the mortgage industry as well as the automotive industry. Revenue in both periods also benefitted from a shift in product mix to higher priced products and new products billed on a subscription basis.

Mortgage Solutions

Revenue increased 51% and 38% for the three and six month periods ended June 30, 2012, respectively, when compared to the prior year periods due primarily to increased sales in core mortgage reporting services as a result of higher mortgage refinancings due to mortgage interest rates being at an all time low during the first half of 2012. Revenue in settlement services also increased during the first half of 2012 as a result of the favorable market conditions as well as increased market share from existing customers.

Consumer Financial Marketing Services

Revenue decreased for the three and six month periods ending June 30, 2012, as compared to 2011, due to a decline in project-based revenue and a decline in demand for wealth-based consumer information services due to reductions in their use for credit marketing by some large financial institutions. The decrease in revenue for the first six months of 2012, as compared to 2011, was partially offset in the first six months of 2012 by growth in traditional credit-based pre-screen and portfolio management revenue during the first quarter.

USCIS Operating Margin

USCIS operating margins increased 180 basis points to 38.3% in the second quarter of 2012 and 210 basis points to 37.4% in the first six months of 2012 due to the benefits of strong revenue growth in a business with significant fixed costs.

International

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
International	2012	2011	$	%		2012	2011	$	%
	(Dollars in millions)					(Dollars in millions)
Operating revenue:
Latin America	$46.3	$59.3	$(13.0)	-22%		$92.8	$119.2	$(26.4)	-22%
Europe	41.3	38.9	2.4	6%		84.4	76.3	8.1	11%
Canada Consumer	31.9	32.6	(0.7)	-2%		63.3	62.5	0.8	1%
Total operating revenue	$119.5	$130.8	$(11.3)	-9%		$240.5	$258.0	$(17.5)	-7%
% of consolidated revenue	22%	27%				23%	27%
Total operating income	$35.0	$34.2	$0.8	2%		$73.5	$64.0	$9.5	15%
Operating margin	29.2%	26.1%		3.1	%pts	30.5%	24.8%		5.7	%pts

International revenue decreased by 9% and 7% in the three and six month periods respectively, compared to the same periods in 2011.  While the deconsolidation of Brazil negatively impacted revenue by $16.1 million and $35.4 million in the three and six month periods of 2012, respectively, revenue in our other geographies increased by 4% in the three month period and 8% in the six month period as compared to 2011.  Local currency revenue, excluding Brazil, increased 9% in the second quarter of 2012 and 12% for the first half of 2012 due to solid growth in Europe and other Latin American countries.  Local currency fluctuations against the U.S. dollar, excluding Brazil, negatively impacted our International revenue by $5.7 million, or 5%, in the second quarter, and $8.6 million, or 4%, in the first six months of the year.

Latin America

Revenue decreased by 22% in the second quarter and first six months of 2012 as compared to the prior year periods. While the deconsolidation of Brazil negatively impacted revenue by $16.1 million and $35.4 million in the second quarter and first six months of 2012, respectively, revenue in our other Latin American countries increased 7% in the second quarter and 11% in the first six months of 2012 as compared to 2011.  Local currency revenue, excluding Brazil, increased by 12% in the second quarter and 15% in the first six months of 2012 due most particularly to strong growth in Argentina, slightly offset by a small decline in Chile due to a regulatory change in allowable uses of credit reports. Local currency fluctuations against the U.S. dollar, excluding Brazil, negatively impacted revenue by $2.3 million, or 5%, in the second quarter, and $3.6 million, or 4%, in the first six months of 2012 compared to a year ago.

Europe

Revenue increased 6% and 11% in the three and six month periods, respectively, compared to the same periods in 2011. In local currency, revenue growth was 11% in the second quarter and 15% in the first six months of 2012 driven in both periods primarily by increased sales in most product segments. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $2.0 million, or 5%, in the second quarter, and $3.1 million, or 4%, in the first six months of 2012.

Canada Consumer

Local currency revenue increased 2% and 4% in the three and six month periods, respectively, compared to the prior year periods in 2011 primarily due to increased volumes for our analytical services products.   Local currency fluctuations against the U.S. dollar negatively impacted revenue by $1.4 million, or 4%, in the second quarter, and $1.9 million, or 3%, in the first six months of 2012, resulting in a 2% decline in reported nominal revenue in the second quarter and 1% growth year to date.

International Operating Margin

Operating margin increased in the second quarter and first six months of 2012 as compared to the prior year periods primarily due to the deconsolidation of our Brazilian business, whose margins had declined in recent periods.

Workforce Solutions

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
Workforce Solutions	2012	2011	$	%		2012	2011	$	%
	(Dollars in millions)					(Dollars in millions)
Operating revenue:
Verfication Services	$63.3	$44.4	$18.9	42%		$120.1	$85.8	$34.3	40%
Employer Services	51.9	51.9	-	0%		108.8	109.9	(1.1)	-1%
Total operating revenue	$115.2	$96.3	$18.9	20%		$228.9	$195.7	$33.2	17%
% of consolidated revenue	22%	20%				22%	21%
Total operating income	$26.9	$20.8	$6.1	30%		$53.1	$42.5	$10.6	25%
Operating margin	23.4%	21.6%		1.8	%pts	23.2%	21.7%		1.5	%pts

Verification Services

Revenue from Verification Services increased 42% and 40% in the second quarter and first six months of 2012, respectively, compared to the prior year periods, due to 40% and 34% growth, respectively, in mortgage-related verification revenue due to the strong level of mortgage refinancing activity during the second quarter and first half of 2012, 16% growth in non-mortgage verification revenue in both periods, and the benefit of our third quarter 2011 acquisition of DataVision Resources.  As we anniversary the DataVision Resources acquisition and particularly if current mortgage activity begins to decline, growth in the second half of 2012 will trend down.

Employer Services

Revenue was flat during the second quarter and slightly decreased in the first six months of 2012, as compared to the same periods in 2011, as revenue growth achieved in our transaction-based complementary services offset declines in our Tax Management Services business, related to unemployment cost management due to lower overall claims activity, and a decline in our Talent Management Services business due to decreased government hiring activity.

Workforce Solutions Operating Margin

Operating margin for the second quarter and first six months of 2012 increased as compared to the prior year period. The increase in margin was driven by the revenue growth during the quarter.

North America Personal Solutions

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
North America Personal Solutions	2012	2011	$	%		2012	2011	$	%
	(Dollars in millions)					(Dollars in millions)

Total operating revenue	$50.7	$45.2	$5.5	12%		$100.2	$89.6	$10.6	12%
% of consolidated revenue	9%	9%				9%	9%
Total operating income	$15.1	$12.5	$2.6	21%		$29.1	$25.2	$3.9	16%
Operating margin	29.8%	27.7%		2.1	%pts	29.1%	28.2%		0.9	%pts

Revenue increased 12% for the three and six month periods ended June 30, 2012 respectively, as compared to the same periods in the prior year primarily due to increased direct to consumer, Equifax-branded subscription service revenue which was up 16% in the second quarter and 18% in the first six months of 2012. The increase was driven by higher average revenue per subscriber due to new product offerings and better market segmentation and to a lesser extent by higher subscription sales resulting in higher average subscriber counts.  Operating margin increased in the second quarter and first six months of 2012, as compared to the prior year periods, primarily due to higher revenue partially offset by an increase in marketing.

North America Commercial Solutions

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
North America Commercial Solutions	2012	2011	$	%		2012	2011	$	%
	(Dollars in millions)					(Dollars in millions)

Total operating revenue	$20.3	$20.8	$(0.5)	-2%		$41.1	$41.4	$(0.3)	-1%
% of consolidated revenue	4%	4%				4%	4%
Total operating income	$2.8	$4.4	$(1.6)	-35%		$6.3	$9.5	$(3.2)	-33%
Operating margin	14.0%	20.9%		-6.9	%pts	15.4%	22.9%		-7.5	%pts

Revenue decreased for the three and six months ended June 30, 2012, as compared to the same periods in the prior year, by 2% and 1%, respectively. In local currency, revenue decreased 1% for the second quarter of 2012 and was flat for the first six months of 2012 as compared to the prior year periods. Transaction-based revenue serving credit risk needs of our customers, which represents approximately 60% of our revenue, was flat in the second quarter of 2012 and grew 5% in the first six months of 2012 as compared to the prior year. This growth was more than offset by a 2% decline in the second quarter and a 6% decline in the first six months of 2012 in project-oriented revenue as customers delayed or canceled certain small business marketing programs given the uncertain environment for small businesses. Operating margin decreased in the second quarter and first six months of 2012 due to a 6% and 9% increase, respectively, in operating expenses as the business continues to invest in its longer term strategy despite the current slowdown in demand for marketing services.

General Corporate Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
General Corporate Expense	2012	2011	$	%	2012	2011	$	%
	(Dollars in millions)				(Dollars in millions)

General corporate expense	$35.2	$28.1	$7.1	25%	$67.8	$50.0	$17.8	36%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, such as shared services, administrative, legal, restructuring and equity compensation costs. General corporate expenses increased by $7.1 million and $17.8 million for the second quarter of 2012 and first six months of 2012, respectively, compared to the same periods in 2011, primarily due to increased incentive compensation due to stronger first half results than is our normal pattern, and increased investment in corporate infrastructure initiatives.

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

Sources and Uses of Cash

Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity. We expect that funds generated from results of operations will be sufficient to finance our anticipated working capital and other cash requirements (such as capital expenditures, interest payments, potential pension funding contributions and dividend payments) for the foreseeable future. If borrowings were needed, we would expect to borrow in the commercial paper or corporate bond markets; or in the event that credit market conditions were to deteriorate, we would rely more heavily on borrowings from the Senior Credit Facility as described below. At June 30, 2012, $498.6 million was available to borrow under our Senior Credit Facility. Our Senior Credit Facility does not include a provision under which lenders could refuse to allow us to borrow under this facility in the event of a material adverse change in our financial condition, as long as we are in compliance with the covenants contained in the lending agreement.

The following table summarizes our cash flows for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2012	2011	2012 vs. 2011
	(Dollars in millions)

Operating activities	$200.4	$147.0	$53.4
Investing activities	$(35.6)	$(74.8)	$39.2
Financing activities	$(108.9)	$(83.9)	$(25.0)

Operating Activities

Cash provided by operating activities in the six months ended June 30, 2012 increased by $53.4 million over the prior year.  Cash provided from net income, excluding the impact of the 2011 divestiture, increased $28.3 million.  The remaining increase in cash from operations was driven primarily by changes in net working capital and other balance sheet changes, most notably a $10 million pension contribution in the first quarter of 2011 that did not recur in 2012 and other changes in liabilities.

Fund Transfer Limitations.   The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.  We currently hold $108.1 million of cash in our foreign subsidiaries.

Investing Activities

Capital Expenditures

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2012	2011	2012 vs. 2011
	(In millions)

Capital expenditures	$(34.5)	$(43.9)	$9.4

Our capital expenditures are used for developing, enhancing and deploying new and existing software in support of our expanding product set, replacing or adding facilities and equipment, updating systems for regulatory compliance, the licensing of software applications and investing in system reliability, security and disaster recovery enhancements. Capital expenditures in 2011 were higher than 2012 primarily due to the purchase of a building in our Workforce Solutions segment during the first quarter of 2011.

Acquisitions, Divestitures and Investments

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2012	2011	2012 vs. 2011
	(In millions)

Acquisitions, net of cash acquired	$-	$(30.7)	$30.7
Cash received from divestiture	$2.5	$2.5	$-
Investment in unconsolidated affiliates, net	$(3.6)	$(2.7)	$(0.9)

During the first quarter of 2011, we invested $30.7 million in acquisitions, net of cash acquired.  We acquired information services businesses in the European and Latin American regions of our International segment.

During the second quarter of 2010, we sold our APPRO product line, generating cash proceeds of approximately $67 million.  Approximately $5 million of the purchase price was paid by the acquirer into an escrow account that released to us, upon the satisfaction of certain conditions, over the two year period following the sale.  We received $2.5 million from the escrow account in the second quarter of both 2012 and 2011.

During the second quarter of 2012, we invested $3.6 million in our joint venture in Russia compared to the first half of 2011 in which we invested $2.7 million in our joint venture in India.

Financing Activities

Borrowings and Credit Facility Availability

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2012	2011	2012 vs. 2011
	(In millions)

Net short-term repayments	$(31.6)	$(3.4)	$(28.2)
Payments on long-term debt	$(15.1)	$(16.7)	$1.6

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

At June 30, 2012, there were no borrowings outstanding under our Senior Credit Facility and CP program. At June 30, 2012, a total of $498.6 million was available under our Senior Credit Facility.

At June 30, 2012, 70% of our debt was fixed-rate debt and 30% was effectively variable-rate debt. Our variable-rate debt, consisting of our five-year senior notes due 2014 (against which we have executed interest rate swaps to convert interest expense from fixed rates to floating rates), generally bears interest based on a specified margin plus a base rate (LIBOR). The interest rates reset periodically, depending on the terms of the respective financing arrangements. At June 30, 2012, the interest rate on our variable-rate debt was 2.2%.

Borrowing and Repayment Activity

Net short-term repayments primarily represent activity under our CP program. We primarily borrow under our CP program, when available.

The increase in net short-term repayments primarily reflects the net repayment of CP notes outstanding as of the end of 2011 during the first half of 2012.

The payments on long-term debt primarily reflect $15 million payments made in the second quarter of both 2012 and 2011 on our 7.34% Notes.

Debt Covenants.   A downgrade in our credit ratings would increase the cost of borrowings under our CP program and credit facilities, and could limit or, in the case of a significant downgrade, preclude our ability to issue CP. Our outstanding indentures and comparable instruments also contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions. In addition, our Senior Credit Facility requires us to maintain a maximum leverage ratio of not more than 3.5. Our leverage ratio was 1.45 at June 30, 2012. None of these covenants are considered restrictive to our operations and, as of June 30, 2012, we were in compliance with all of our debt covenants.

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

Equity Transactions

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2012	2011	2012 vs. 2011
	(In millions)

Treasury stock repurchases	$(51.1)	$(31.3)	$(19.8)
Dividends paid to Equifax shareholders	$(43.1)	$(39.2)	$(3.9)
Dividends paid to noncontrolling interests	$(1.4)	$(3.6)	$2.2
Proceeds from exercise of stock options	$33.3	$12.3	$21.0
Excess tax benefits from stock-based compensation plans	$0.5	$0.6	$(0.1)

Sources and uses of cash related to equity during the six months ended June 30, 2012 and 2011 were as follows:

-	During the first six months of 2012, we repurchased 1.1 million of our common shares on the open market for $51.1 million at an average price of $45.33 per share. During the first six months of 2011, we repurchased 0.8 million of our common shares for $31.3 million at an average price of $37.32. At June 30, 2012, we had approximately $261.0 million remaining for stock repurchases under the existing Board authorization.

-	We increased our quarterly dividend from $0.16 per share previously to $0.18 per share as announced in the first quarter of 2012. Accordingly, our dividends per share were $0.36 and $0.32 per share for the six month periods ended June 30, 2012 and 2011, respectively. We paid cash dividends to Equifax shareholders of $43.1 million and $39.2 million during the six months ended June 30, 2012 and 2011, respectively.

-	We received cash of $33.3 million and $12.3 million during the first six months of 2012 and 2011, respectively, from the exercise of stock options.

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

Seasonality

We experience seasonality in certain of our revenue streams. Revenue generated by the online consumer information services component of our USCIS operating segment are typically the lowest during the first quarter, when consumer lending activity is at a seasonal low. Revenue generated from the Employer Services business unit within the Workforce Solutions operating segment is generally higher in the first quarter due primarily to the provision of Form W-2 preparation services which occur in the first quarter each year.  Revenue generated from our financial wealth asset products in Consumer Financial Marketing Services (CFMS) and from data management services in our North America Commercial business are generally higher in the fourth quarter each year due to the significant portion of our annual renewals which occur in the fourth quarter of each year.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2011 Form 10-K. There were no material changes to our market risk exposure during the three months ended June 30, 2012.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011, as supplemented below, which factors could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, was enacted in 2010 to broadly reform practices in the financial services industry. Title X of the Dodd-Frank Act established a new Bureau of Consumer Financial Protection, or CFPB, to protect consumers from abusive financial services practices. The CFPB will have authority to write rules impacting the business of credit reporting companies, including the Company, and also to supervise, conduct examinations of, and enforce compliance as to federal consumer financial protections laws and regulations, with respect to certain “non-depository covered persons” determined by the CFPB to be “larger participants” that offer consumer financial products and services. On July 16, 2012, the CFPB issued a final rule that includes our credit reporting agency under the CFPB nonbank supervision program. The first examinations of credit reporting firms will begin sometime after the September 30, 2012 effective date of the final rule. These laws and regulations (as well as actions that may be taken by legislatures and regulatory bodies in other countries) could limit our ability to pursue business opportunities we might otherwise consider engaging in, impose additional costs on us, result in significant loss of revenue, impact the value of assets we hold, or otherwise significantly adversely affect our business.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our second quarter ended June 30, 2012:

				Maximum Number
				(or Approximate
			Total Number	Dollar Value)
	Total	Average	of Shares Purchased	of Shares that May
	Number	Price	as Part of	Yet Be Purchased
	of Shares	Paid	Publicly-Announced	Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)

March 1 - March 31, 2012				$112,127,299
April 1 - April 30, 2012	77,830	$-	-	$112,127,299
May 1 - May 31, 2012	828,786	$45.53	820,246	$274,781,499
June 1 - June 30, 2012	308,000	$44.79	308,000	$260,986,179
Total	1,214,616	$45.33	1,128,246	$260,986,179

(1)	The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 77,830 shares for the month of April 2012, 8,540 shares for the month of May 2012, and no shares for the month of June 2012.

(2)	Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).

(3)	On May 3, 2012, our Board of Directors increased the amounts authorized under the program by $200 million, and we publicly announced the increase on May 3, 2012. At June 30, 2012, the amount authorized for future share repurchases under the share repurchase program was $261.0 million. The program does not have a stated expiration date.

Dividend and Share Repurchase Restrictions

Our Senior Credit Facility restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if a default or event of default exists or would result, according to the terms of the credit agreement.

ITEM 6.  EXHIBITS

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equifax Inc.
(Registrant)

Date: July 26, 2012	By:	/s/ Richard F. Smith
Richard F. Smith
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 26, 2012		/s/ Lee Adrean
Lee Adrean
Corporate Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: July 26, 2012		/s/ Nuala M. King
Nuala M. King
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

