Form 10-Q
period 2012-09-30
EQUIFAX INC
filed 2012-10-25
CIK 33185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

On October 12, 2012, there were 119,598,117 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2012

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	September 30,
	2012	2011
(In millions, except per share amounts)	(Unaudited)
Operating revenue	$543.9	$490.4
Operating expenses:
Cost of services (exclusive of depreciation and amortization below )	208.5	186.6
Selling, general and administrative expenses	162.8	141.7
Depreciation and amortization	40.5	40.5
Total operating expenses	411.8	368.8
Operating income	132.1	121.6
Interest expense	(13.6)	(13.7)
Other income, net	1.9	0.6
Consolidated income before income taxes	120.4	108.5
Provision for income taxes	(40.3)	(39.2)
Consolidated net income	80.1	69.3
Less: Net income attributable to noncontrolling interests	(2.2)	(2.6)
Net income attributable to Equifax	$77.9	$66.7
Basic earnings per common share:	$0.65	$0.55
Weighted-average shares used in computing basic earnings per share	119.7	121.8
Diluted earnings per common share:	$0.64	$0.54
Weighted-average shares used in computing diluted earnings per share	122.2	123.3
Dividends per common share	$0.18	$0.16

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended
	September 30,
	2012	2011
(In millions, except per share amounts)	(Unaudited)
Operating revenue	$1,602.4	$1,450.1
Operating expenses:
Cost of services (exclusive of depreciation and amortization below )	613.3	567.3
Selling, general and administrative expenses	472.2	413.2
Depreciation and amortization	123.1	124.3
Total operating expenses	1,208.6	1,104.8
Operating income	393.8	345.3
Interest expense	(41.1)	(41.2)
Other income, net	5.5	(8.7)
Consolidated income before income taxes	358.2	295.4
Provision for income taxes	(125.6)	(129.7)
Consolidated net income	232.6	165.7
Less: Net income attributable to noncontrolling interests	(6.8)	(7.2)
Net income attributable to Equifax	$225.8	$158.5
Basic earnings per common share:	$1.88	$1.29
Weighted-average shares used in computing basic earnings per share	120.0	122.5
Diluted earnings per common share:	$1.84	$1.28
Weighted-average shares used in computing diluted earnings per share	122.4	124.2
Dividends per common share	$0.54	$0.48

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,
	2012			2011
	Equifax	Noncontrolling		Equifax	Noncontrolling
	Shareholders	Interests	Total	Shareholders	Interests	Total
	(In millions)
Net income	$77.9	$2.2	$80.1	$66.7	$2.6	$69.3
Other comprehensive income:
Foreign currency translation adjustment, net	14.7	0.1	14.8	(27.6)	(0.4)	(28.0)
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans, net	3.1	-	3.1	2.2	-	2.2
Change in cumulative loss from cash flow hedging transactions, net	0.1	-	0.1	-	-	-
Comprehensive income	$95.8	$2.3	$98.1	$41.3	$2.2	$43.5

	Nine Months Ended September 30,
	2012			2011
	Equifax	Noncontrolling		Equifax	Noncontrolling
	Shareholders	Interests	Total	Shareholders	Interests	Total
	(In millions)
Net income	$225.8	$6.8	$232.6	$158.5	$7.2	$165.7
Other comprehensive income:
Foreign currency translation adjustment	9.3	(0.2)	9.1	16.5	(0.1)	16.4
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans	9.3	-	9.3	6.6	-	6.6
Change in cumulative loss from cash flow hedging transactions	0.2	-	0.2	0.1	-	0.1
Comprehensive income	$244.6	$6.6	$251.2	$181.7	$7.1	$188.8

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
(In millions, except par values)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$267.2	$127.7
Trade accounts receivable, net of allowance for doubtful accounts of $6.6 and $5.9 at September 30, 2012 and December 31, 2011, respectively	296.9	284.4
Prepaid expenses	30.2	24.6
Other current assets	11.4	15.6
Total current assets	605.7	452.3
Property and equipment:
Capitalized internal-use software and system costs	361.6	332.2
Data processing equipment and furniture	203.0	183.1
Land, buildings and improvements	176.4	178.4
Total property and equipment	741.0	693.7
Less accumulated depreciation and amortization	(454.8)	(400.8)
Total property and equipment, net	286.2	292.9
Goodwill	1,974.5	1,961.2
Indefinite-lived intangible assets	95.7	95.6
Purchased intangible assets, net	487.6	550.2
Other assets, net	156.2	156.4
Total assets	$3,605.9	$3,508.6
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$16.9	$47.2
Accounts payable	28.6	27.5
Accrued expenses	72.5	56.3
Accrued salaries and bonuses	79.5	79.2
Deferred revenue	54.1	55.8
Other current liabilities	73.9	96.8
Total current liabilities	325.5	362.8
Long-term debt	951.4	966.0
Deferred income tax liabilities, net	228.6	227.8
Long-term pension and other postretirement benefit liabilities	163.3	176.4
Other long-term liabilities	53.9	53.5
Total liabilities	1,722.7	1,786.5
Commitments and Contingencies (see Note 5)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	-	-
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at September 30, 2012 and December 31, 2011; Outstanding shares - 119.3 and 119.6 at September 30, 2012 and December 31, 2011, respectively	236.6	236.6
Paid-in capital	1,131.6	1,118.0
Retained earnings	3,039.9	2,879.2
Accumulated other comprehensive loss	(373.0)	(391.8)
Treasury stock, at cost, 69.4 shares and 69.1 shares at September 30, 2012 and December 31, 2011, respectively	(2,170.4)	(2,133.7)
Stock held by employee benefits trusts, at cost, 0.6 shares at both September 30, 2012 and December 31, 2011	(5.9)	(5.9)
Total Equifax shareholders' equity	1,858.8	1,702.4
Noncontrolling interests	24.4	19.7
Total equity	1,883.2	1,722.1
Total liabilities and equity	$3,605.9	$3,508.6

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2012	2011
(In millions)	(Unaudited)
Operating activities:
Consolidated net income	$232.6	$165.7
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss on divestiture	-	27.8
Depreciation and amortization	122.8	123.8
Stock-based compensation expense	20.0	17.3
Excess tax benefits from stock-based compensation plans	(0.2)	(0.6)
Deferred income taxes	(3.8)	7.0
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(9.5)	(18.7)
Prepaid expenses and other current assets	(2.4)	(6.8)
Other assets	(2.4)	10.4
Current liabilities, excluding debt	(7.2)	(55.2)
Other long-term liabilities, excluding debt	2.2	(11.7)
Cash provided by operating activities	352.1	259.0
Investing activities:
Capital expenditures	(49.3)	(59.2)
Acquisitions, net of cash acquired	(7.3)	(112.2)
Cash received from divestitures	2.5	2.5
Investment in unconsolidated affiliates, net	(3.7)	(4.2)
Cash used in investing activities	(57.8)	(173.1)
Financing activities:
Net short-term (repayments) borrowings	(28.1)	46.5
Payments on long-term debt	(15.1)	(16.7)
Treasury stock purchases	(85.1)	(75.2)
Dividends paid to Equifax shareholders	(64.5)	(58.7)
Dividends paid to noncontrolling interests	(1.9)	(5.6)
Proceeds from exercise of stock options	40.9	12.9
Excess tax benefits from stock-based compensation plans	0.2	0.6
Other	-	(2.7)
Cash used in financing activities	(153.6)	(98.9)
Effect of foreign currency exchange rates on cash and cash equivalents	(1.2)	(4.4)
Increase (decrease) in cash and cash equivalents	139.5	(17.4)
Cash and cash equivalents, beginning of period	127.7	119.4
Cash and cash equivalents, end of period	$267.2	$102.0

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND OTHER COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2012

(Unaudited)

	Equifax Shareholders
							Stock
					Accumulated		Held By
	Common Stock				Other		Employee
	Shares		Paid-In	Retained	Comprehensive	Treasury	Benefits	Noncontrolling	Total
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Trusts	Interests	Equity
				(In millions, except per share amounts)
Balance, December 31, 2011	119.6	$236.6	$1,118.0	$2,879.2	$(391.8)	$(2,133.7)	$(5.9)	$19.7	$1,722.1
Net income	-	-	-	225.8	-	-	-	6.8	232.6
Other comprehensive income	-	-	-	-	18.8	-	-	(0.2)	18.6
Shares issued under stock and benefit plans, net of minimum tax withholdings	1.6	-	(11.2)	-	-	48.4	-	-	37.2
Treasury stock purchased under share repurchase program ($45.73 per share)*	(1.9)	-	-	-	-	(85.1)	-	-	(85.1)
Cash dividends ($0.54 per share)	-	-	-	(65.1)	-	-	-		(65.1)
Dividends paid to employee benefits trusts	-	-	0.6	-	-	-	-	-	0.6
Stock-based compensation expense	-	-	20.0	-	-	-	-	-	20.0
Tax effects of stock-based compensation plans	-	-	4.2	-	-	-	-	-	4.2
Dividends paid to noncontrolling interests	-	-	-	-	-	-	-	(1.9)	(1.9)
Balance, September 30, 2012	119.3	$236.6	$1,131.6	$3,039.9	$(373.0)	$(2,170.4)	$(5.9)	$24.4	$1,883.2

*	At September 30, 2012, $227.1 million was authorized for future purchases of common stock under our share repurchase authorization.

Accumulated Other Comprehensive Loss consists of the following components:

	2012	2011
	(In millions)
Foreign currency translation	$(80.0)	$(89.3)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $167.5 and $172.1 at September 30, 2012 and December 31, 2011, respectively	(291.0)	(300.3)
Cash flow hedging transactions, net of accumulated tax of $1.4 at September 30, 2012 and December 31, 2011	(2.0)	(2.2)
Accumulated other comprehensive loss	$(373.0)	$(391.8)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2012

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations.   We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain human resources, employment tax and payroll-related business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of September 30, 2012, we operated in the following countries: Argentina, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We also maintain support operations in the Republic of Ireland. We have an investment in a consumer and commercial credit information company in Brazil and offer credit services in Russia and India through joint ventures.

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

Earnings Per Share.   Our basic earnings per share, or EPS, is calculated as net income attributable to Equifax divided by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. The net income amounts used in both our basic and diluted EPS calculations are the same. A reconciliation of the weighted-average outstanding shares used in the two calculations is as follows:

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(In millions)
Weighted-average shares outstanding (basic)	119.7	121.8	120.0	122.5
Effect of dilutive securities:
Stock options and restricted stock units	2.5	1.5	2.4	1.7
Weighted-average shares outstanding (diluted)	122.2	123.3	122.4	124.2

For the three and nine months ended September 30, 2012, the stock options that were anti-dilutive were not material.  For the three and nine months ended September 30, 2011, 3.2 million and 2.1 million stock options, respectively, were anti-dilutive and therefore excluded from this calculation.

Financial Instruments.   Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable and short- and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for publicly traded instruments, and for non-publicly traded instruments through valuation techniques depending on the specific characteristics of the debt instrument. As of September 30, 2012 and December 31, 2011, the fair value of our long-term debt, based on observable inputs, was $1.11 billion and $1.09 billion, respectively, compared to its carrying value of $0.95 billion and $0.97 billion, respectively.

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

Fair Value Hedges.   In conjunction with our November 2009 sale of five-year Senior Notes, we entered into five-year interest rate swaps, designated as fair value hedges, which convert the debt’s fixed interest rate to a variable rate. These swaps involve the receipt of fixed rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed-rate Senior Notes they hedge due to changes in the designated benchmark interest rate and are recorded in interest expense. The fair value of these interest rate swaps was an asset of $13.7 million and $14.8 million at September 30, 2012 and December 31, 2011, respectively, and was recorded in other long-term assets on our Consolidated Balance Sheets.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table presents items measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
			Significant
		Quoted Prices in	Other	Significant
	Fair Value of Assets	Active Markets for	Observable	Unobservable
	(Liabilities) at	Identical Assets	Inputs	Inputs
Description	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
	(In millions)
Fair Value Interest Rate Swaps(1)	$13.7	$-	$13.7	$-
Notes, due 2014(1)	(288.7)	-	(288.7)	-
Deferred Compensation Plan(2)	(16.2)	-	(16.2)	-
Total	$(291.2)	$-	$(291.2)	$-

(1)        The fair value of our interest rate swaps, which are designated as fair value hedges, and our notes, due in 2014, are based on the present value of expected future cash flows using zero coupon rates and are classified within Level 2 of the fair value hierarchy.

(2)        We maintain deferred compensation plans that allow for certain management employees to defer the receipt of compensation (such as salary, incentive compensation and commissions) until a later date based on the terms of the plan. The liability representing benefits accrued for plan participants is valued at the quoted market prices of the participants’ investment elections.

Variable Interest Entities.  We hold interests in certain entities, including credit data and information solutions ventures, that are considered variable interest entities, or VIEs.  These variable interests relate to ownership interests that require financial support for these entities.  Our investments related to these VIEs totaled $12.6 million at September 30, 2012, representing our maximum exposure to loss.  We are not the primary beneficiary and are not required to consolidate any of these VIEs.

Recent Accounting Pronouncements.     Testing Goodwill for Impairment.   In September 2011, the FASB issued Accounting Standards Update, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  We implemented the new standard in our 2012 annual goodwill impairment testing, and it did not have a material effect on our financial condition or results of operations.

Comprehensive Income. In the first quarter of 2012, we adopted Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income, which changed our financial statement presentation but did not have an effect on our financial condition or results of operations.

Testing Indefinite-Lived Intangible Assets for Impairment. In July 2012, the FASB issued Accounting Standards Update No. 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” which allows a company the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test.  Under that option, a company would no longer be required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on that qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount.  This guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We will implement the new standard in our 2013 annual impairment testing.  This guidance is not expected to have a material effect on our financial condition or results of operations.

For additional information about recent accounting pronouncements adopted or pending adoption, see Note 1 of the Notes to Consolidated Financial Statements in our 2011 Form 10-K.

2. MERGER OF BRAZILIAN BUSINESS

On May 31, 2011, we completed the merger of our Brazilian business with Boa Vista Serviços S.A. (“BVS”) in exchange for a 15% equity interest in BVS, which was accounted for as a sale and deconsolidated (the “Brazilian Transaction”).   BVS, an unrelated third party whose results we do not consolidate, is the second largest consumer and commercial credit information company in Brazil.  Our investment in BVS was valued at 130 million Brazilian Reais ($63.9 million and $82.3 million at September 30, 2012 and May 31, 2011, respectively) and is recorded in Other assets, net on the Consolidated Balance Sheets and is accounted for using the cost method.   The initial fair value was determined by a third-party using income and market approaches and has not changed materially as of September 30, 2012.  In accounting for the transaction, we wrote off $33.2 million of goodwill and $27.0 million of cumulative foreign currency translation adjustments.  In addition, as part of the agreement with BVS, we have retained certain contingent liabilities.  A pre-tax loss of $10.3 million was recognized during the second quarter of 2011 related to the Brazilian Transaction and is included in other expense in the Consolidated Statements of Income.  Tax expense of $17.5 million was also recorded in conjunction with the Brazilian Transaction.

Equifax has committed to make certain additional funding available to BVS.  Until May 31, 2013, BVS will have the right to borrow up to $55 million from Equifax for general corporate purposes; any borrowings would be due and payable on May 31, 2015.  Payments for principal and interest on any borrowings will be convertible, at Equifax’s option, into additional shares of BVS nonvoting preferred stock.  Preferred shares issued as a result of any borrowings will be convertible to common shares under specific conditions. There were no borrowings outstanding as of September 30, 2012.

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

Our annual goodwill impairment testing was completed during the third quarter of 2012.  The fair value estimates for our reporting units were determined using a combination of the income and market approaches in accordance with our methodology as discussed in the “Application of Critical Accounting Policies” section in the Form 10-Q.  The estimated fair value for all reporting units exceeded the carrying value of those units as of September 30, 2012.  As a result, no goodwill impairment was recorded.  Changes in the amount of goodwill for the nine months ended September 30, 2012, are as follows:

	U.S. Consumer			North America	North America
	Information		Workforce	Personal	Commercial
	Solutions	International	Solutions	Solutions	Solutions	Total
	(In millions)
Balance, December 31, 2011	$638.4	$348.5	$935.0	$1.8	$37.5	$1,961.2
Acquisitions	-	4.1	-	-	-	4.1
Adjustments to initial purchase price allocation	-	-	0.2	-	-	0.2
Foreign currency translation	-	10.0	-	-	0.2	10.2
Tax benefits of stock options exercised	-	-	(1.2)	-	-	(1.2)
Balance, September 30, 2012	$638.4	$362.6	$934.0	$1.8	$37.7	$1,974.5

3. GOODWILL AND INTANGIBLE ASSETS (Continued)

Indefinite-Lived Intangible Assets.   Indefinite-lived intangible assets consist of contractual/territorial rights representing the estimated acquisition date fair value of rights to operate in certain territories acquired through the purchase of independent credit reporting agencies in the U.S. and Canada. Our contractual/territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. Our 2012 annual impairment test completed during the third quarter of 2012 resulted in no impairment of indefinite-lived intangible assets.  Our contractual/territorial rights carrying amounts did not change materially during the nine months ended September 30, 2012.

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

Purchased intangible assets at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012			December 31, 2011
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Definite-lived intangible assets:			(In millions)
Purchased data files	$299.5	$(237.1)	$62.4	$316.2	$(240.5)	$75.7
Acquired software and technology	34.9	(12.7)	22.2	68.3	(41.1)	27.2
Customer relationships	519.7	(155.6)	364.1	518.2	(130.3)	387.9
Proprietary database	125.0	(110.9)	14.1	125.0	(95.5)	29.5
Non-compete agreements	9.2	(4.9)	4.3	9.0	(3.1)	5.9
Trade names and other intangible assets	41.0	(20.5)	20.5	40.7	(16.7)	24.0
Total definite-lived intangible assets	$1,029.3	$(541.7)	$487.6	$1,077.4	$(527.2)	$550.2

Amortization expense related to purchased intangible assets was $22.1 million and $21.9 million during the three months ended September 30, 2012 and 2011, respectively. Amortization expense related to purchased intangible assets was $66.8 million and $67.9 million during the nine months ended September 30, 2012 and 2011, respectively.

4. DEBT

Debt outstanding at September 30, 2012 and December 31, 2011 was as follows:

	September 30,	December 31,
	2012	2011
	(In millions)
Commercial paper	$-	$30.0
Notes, 7.34%, due in installments through May 2014	30.0	45.0
Notes, 4.45%, due December 2014	275.0	275.0
Notes, 6.30%, due July 2017	272.5	272.5
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 7.00%, due July 2037	250.0	250.0
Capitalized lease obligation	2.6	1.1
Other	0.7	0.6
Total debt	955.8	999.2
Less short-term debt and current maturities	(16.9)	(47.2)
Less unamortized discounts	(1.7)	(1.8)
Plus fair value adjustments	14.2	15.8
Total long-term debt, net	$951.4	$966.0

Senior Credit Facility.   We are party to a $500.0 million unsecured revolving credit facility, which we refer to as the Senior Credit Facility, with a group of financial institutions.  The Senior Credit Facility also has an accordion feature that allows us to request an increase in the total commitment to $750.0 million should we so choose.  Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Senior Credit Facility is scheduled to expire in February 2015. Availability of the Senior Credit Facility for borrowings is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding principal amount of our commercial paper notes. As of September 30, 2012, there were no outstanding borrowings under this facility and $498.6 million was available for borrowing.

Commercial Paper Program.   Our $500.0 million commercial paper program has been established through the private placement of commercial paper notes from time-to-time. Maturities of commercial paper can range from overnight to 397 days. The commercial paper program is supported by our Senior Credit Facility and, pursuant to our existing Board of Directors authorization, the total amount of commercial paper which may be issued is reduced by the amount of any outstanding borrowings under our Senior Credit Facility. At September 30, 2012, there were no commercial paper notes outstanding.

For additional information about our debt agreements, see Note 6 of the Notes to Consolidated Financial Statements in our 2011 Form 10-K.

5. COMMITMENTS AND CONTINGENCIES

Data Processing, Outsourcing Services and Other Agreements.  We have separate agreements with IBM, TCS and others to outsource portions of our computer data processing operations, applications development, maintenance and related functions and to provide certain other administrative and operational services. The agreements expire between 2012 and 2018. The estimated aggregate minimum contractual obligation remaining under these agreements is approximately $70 million as of December 31, 2011, with no future year’s minimum contractual obligation expected to exceed approximately $30 million. During the third quarter of 2012, we provided notification that we would be terminating certain portions of our IBM agreement. This termination reduced our aggregate minimum contractual obligation by approximately $15 million. Annual payment obligations in regard to these agreements vary due to factors such as the volume of data processed; changes in our servicing needs as a result of new product offerings, acquisitions or divestitures; the introduction of significant new technologies; foreign currency; or the general rate of inflation. In certain circumstances (e.g., a change in control or for our convenience), we may terminate these data processing and outsourcing agreements, and, in doing so, certain of these agreements require us to pay a significant penalty.

Agreement with Computer Sciences Corporation.    We have an agreement with Computer Sciences Corporation, or CSC, and certain of its affiliates, collectively CSC, under which CSC-owned credit reporting agencies utilize our computerized credit database services. CSC retains ownership of its credit files and the revenues generated by its credit reporting activities. We receive a processing fee for maintaining the database and for each report supplied. The current term of the agreement will expire on July 31, 2018 and renews, unless terminated by CSC, for successive ten-year periods. The agreement provides us with an option to purchase CSC’s credit reporting business if, on or prior to August 1, 2013, (a) CSC gives us written notice of their intention to terminate the agreement at the end of the current term, or (b) there is a change in control of CSC while the agreement is in effect. Under the agreement CSC also has an option, exercisable at any time prior to August 1, 2013, to sell its credit reporting business to us. The option exercise price will be determined by a third-party appraisal process and would be due in cash within 180 days after the exercise of the option. We estimate that if the option were exercised at September 30, 2012, the price range would have been approximately $750 million to $1 billion, including the impact of market growth and pricing trends in recent periods. This estimate is based on our internal analysis of the value of the business, current market conditions and other factors, all of which are subject to constant change. Therefore, the actual option exercise price could be materially higher or lower than the estimated amount.

Guarantees and General Indemnifications.   We may issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit was not material at September 30, 2012, and all have a remaining maturity of one year or less. The maximum potential future payments we could be required to make under the guarantees is not material at September 30, 2012.

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

5. COMMITMENTS AND CONTINGENCIES (Continued)

We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to indemnifications on our Consolidated Balance Sheets at September 30, 2012 or December 31, 2011.

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

6. INCOME TAXES

We are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years ending prior to December 31, 2005, with few exceptions. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit balance may change within the next twelve months by a range of $0 to $9.1 million.

Effective Tax Rate.      Our effective income tax rate was 33.5% for the three months ended September 30, 2012, down from 36.2% for the same period in 2011 due to lower foreign income taxes and the favorable impact of discrete tax items.  The effective income tax rate was 35.1% for the nine months ended September 30, 2012, down from 43.9% for the same period in 2011 with the decrease primarily due to the Brazilian Transaction. The impact of the Brazilian Transaction increased our effective rate 7.7% for the nine months ended September 30, 2011.  The effective income tax rate on the Brazilian Transaction was higher than the statutory rate primarily due to the recognition of tax impacts related to foreign currency changes for which we had not previously recorded tax expense because we have historically been permanently invested in Brazil with respect to foreign currency fluctuations. The nine month effective income tax rate also decreased due to the impact of lower foreign income taxes and the impact of discrete items.

7. BENEFIT PLANS

We sponsor defined benefit pension plans and defined contribution plans. For additional information about our benefit plans, see Note 11 of the Notes to Consolidated Financial Statements in our 2011 Form 10-K.

The following table provides the components of net periodic benefit cost for the three and nine months ended September 30, 2012 and 2011:

	Pension Benefits		Other Benefits
	Three Months Ended September 30,
	2012	2011	2012	2011
		(In millions)
Service cost	$1.6	$1.6	$0.1	$0.1
Interest cost	8.3	8.6	0.3	0.4
Expected return on plan assets	(11.6)	(11.6)	(0.4)	(0.4)
Amortization of prior service cost	0.2	0.2	(0.1)	-
Recognized actuarial loss	4.0	3.0	0.3	0.3
Total net periodic benefit cost	$2.5	$1.8	$0.2	$0.4

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
	2012	2011	2012	2011
		(In millions)
Service cost	$4.8	$4.8	$0.3	$0.4
Interest cost	24.9	25.8	0.9	1.2
Expected return on plan assets	(34.8)	(34.9)	(1.2)	(1.2)
Amortization of prior service cost	0.6	0.6	(0.3)	(0.1)
Recognized actuarial loss	12.0	9.0	0.9	0.9
Total net periodic benefit cost	$7.5	$5.3	$0.6	$1.2

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

8. SEGMENT INFORMATION (Continued)

Operating revenue and operating income by operating segment during the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
Operating revenue:	2012	2011	2012	2011
U.S. Consumer Information Solutions	$233.3	$202.0	$681.1	$577.0
International	121.0	118.6	361.5	376.6
Workforce Solutions	117.0	102.8	345.9	298.5
North America Personal Solutions	51.4	45.5	151.6	135.1
North America Commercial Solutions	21.2	21.5	62.3	62.9
Total operating revenue	$543.9	$490.4	$1,602.4	$1,450.1

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
Operating income:	2012	2011	2012	2011
U.S. Consumer Information Solutions	$86.1	$74.0	$253.6	$206.5
International	33.1	34.7	106.6	98.7
Workforce Solutions	28.6	23.6	81.7	66.1
North America Personal Solutions	16.5	15.0	45.6	40.2
North America Commercial Solutions	4.0	5.0	10.3	14.5
General Corporate Expense	(36.2)	(30.7)	(104.0)	(80.7)
Total operating income	$132.1	$121.6	$393.8	$345.3

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

North America Commercial Solutions revenue is principally transaction-based, with the remainder project-based, and is derived from the sale of business information, credit scores and portfolio analytics that enable customers to utilize our reports to make financing, marketing and purchasing decisions related to businesses. A portion of the information included in our services comes from an exclusive arrangement with the Small Business Financial Exchange (“SBFE”) for data for bank lending to small businesses. We are in the process of negotiating an extension of our agreement with the SBFE which will provide for non-exclusive use of the SBFE data through December 31, 2013. At this time, we do not expect our 2013 results to be impacted as a result of these events. We expect that over time the SBFE will also make this data available to additional information services companies.

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

Key Performance Indicators.    Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include operating revenue, change in operating revenue, operating income, operating margin, net income attributable to Equifax, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Key Performance Indicators
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in millions, except per share data)
Operating revenue	$543.9	$490.4	$1,602.4	$1,450.1
Operating revenue change	11%	4%	11%	5%
Operating income	$132.1	$121.6	$393.8	$345.3
Operating margin	24.3%	24.8%	24.6%	23.8%
Net income attributable to Equifax	$77.9	$66.7	$225.8	$158.5
Diluted earnings per share attributable to Equifax	$0.64	$0.54	$1.84	$1.28
Cash provided by operating activities	$151.7	$112.0	$352.1	$259.0
Capital expenditures	$14.8	$15.3	$49.3	$59.2

Business Environment and Company Strategy

Consumer and small business lending activity is one of the key drivers of demand for our services. Lending activity has moderated in most loan categories and markets we serve around the world, as lenders continue to demonstrate caution in loan decisions due to continuing concerns about consumer and small business credit quality.  Mortgage lending activity, which is an important lending category for our company, is cyclical, based on fluctuations in both home sales and refinancing activity. Mortgage activity associated with home sales remains below historical levels, in part due to depressed home values, while mortgage refinancing activity continues to be strong due to historically low interest rates. We expect mortgage refinancing activity to remain strong for the remainder of 2012. These market and economic trends affect both our USCIS and Workforce Solutions segments. Furthermore, new financial regulations have increased the compliance requirements and activities for many of our customers and will likely introduce new challenges as well as opportunities in the marketing of our products and services to our customers. Real time decision-making for many of our customers has become more complex and reliant on quality data assets with broader market coverage. Our proprietary technology is efficient and sufficiently flexible to adapt to a diverse range of decisioning applications. By linking data assets, we are able to develop high value solutions that improve the effectiveness of our customers’ decision-making activities. In an effort to respond to these market conditions, we have focused on the following activities:

-	Further diversification of our revenues by pursuing and investing in key strategic initiatives including new product innovation, differentiated decisioning solutions and analytics, leveraging and broadening our diverse data assets and enhancing our technology platforms.
-	Intensifying our sales force focus on key customer accounts and further developing our product offerings to address the needs of our medium-to-smaller customers.
-	Investing in expanding and enriching our analytical resources to enhance the quality and value of our decisioning solutions.
-	Acquiring new data assets and technologies both domestically and internationally.
-	Investing in attractive international markets, including Russia and India.
-	Continuing our focus on managing expenses through the use of LEAN and other process improvement initiatives.

For the remainder of 2012, we expect a continuation of modest economic growth in most of our served markets. The environment will continue to be challenging as various countries deal with their particular political, fiscal, and economic issues. However, we continue to expect that our ongoing investments in new product innovation, enterprise growth initiatives, technology infrastructure, strategic acquisitions, and continuous process improvement will enable us, in a modestly growing economy, to deliver long term average organic revenue growth ranging between 6% and 8% with additional growth of 1% to 2% derived from strategic acquisitions. We also expect to grow earnings per share at a somewhat faster rate than revenue as a result of both operating and financial leverage. The diversity of our data assets, the strength of our analytical capabilities, and our proprietary decisioning technology has enabled us to consistently deliver high value solutions that our clients integrate into their business operations. As our clients' business environment becomes more difficult and competitive, these high value solutions will increasingly enable them to operate their businesses more efficiently and effectively.

RESULTS OF OPERATIONS—THREE AND NINE MONTHS SEPTEMBER 30, 2012 AND 2011

Consolidated Financial Results

Operating Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Revenue	2012	2011	$	%	2012	2011	$	%
		(Dollars in millions)				(Dollars in millions)

U.S. Consumer Information Solutions	$233.3	$202.0	$31.3	15%	$681.1	$577.0	$104.1	18%
International	121.0	118.6	2.4	2%	361.5	376.6	(15.1)	-4%
Workforce Solutions	117.0	102.8	14.2	14%	345.9	298.5	47.4	16%
North America Personal Solutions	51.4	45.5	5.9	13%	151.6	135.1	16.5	12%
North America Commercial Solutions	21.2	21.5	(0.3)	-2%	62.3	62.9	(0.6)	-1%
Consolidated operating revenue	$543.9	$490.4	$53.5	11%	$1,602.4	$1,450.1	$152.3	11%

Revenue increased by 11% in the third quarter and first nine months of 2012 compared to the same periods in 2011. The deconsolidation of our Brazilian business, which resulted from the merger of our business into a larger entity during the second quarter of 2011, negatively impacted revenue growth by $35.4 million for the first nine months of 2012, compared to the prior year, while all other revenue increased by 13% in the first nine months compared to the same period in 2011. The growth in the third quarter and first nine months of 2012 was driven by strong execution of key strategic initiatives and the impact of increased mortgage refinancing activity in the U.S.  The effect of foreign exchange rates, in locations other than Brazil, reduced revenue by $4.5 million in the third quarter and $13.4 million in the first nine months of 2012 compared to the year ago periods.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Expenses	2012	2011	$	%	2012	2011	$	%
		(Dollars in millions)				(Dollars in millions)

Consolidated cost of services	$208.5	$186.6	$21.9	12%	$613.3	$567.3	$46.0	8%
Consolidated selling, general and administrative expenses	162.8	141.7	21.1	15%	472.2	413.2	59.0	14%
Consolidated depreciation and amortization expense	40.5	40.5	-	0%	123.1	124.3	(1.2)	-1%
Consolidated operating expenses	$411.8	$368.8	$43.0	12%	$1,208.6	$1,104.8	$103.8	9%

The increase in cost of services, when compared to the third quarter and first nine months of 2011, was due primarily to the impact of increased salary expense, direct production expenses and contract service expenses of $18.0 million for the third quarter and $60.1 million for the first nine months as well as smaller increases in other expenses to support revenue growth. The increase in expense for the first nine months of 2012 was partially offset by decreases related to the deconsolidation of our Brazilian business. The impact of changes in foreign currency exchange rates decreased our cost of services by $1.3 million for the third quarter and $3.9 million for the first nine months of 2012.

Selling, general and administrative expense increased $21.1 million in the third quarter compared to the year ago quarter.  This increase included a $3.7 million severance charge related to restructuring in our International business unit. The remaining increase was primarily due to increased salary, contract service and incentive expenses of $13.2 million as well as higher marketing and other expenses.  The $59.0 million increase for the first nine months of 2012 as compared to the prior year period was primarily due to increased salary and incentive expense of $45.1 million, and higher marketing and professional services expenses, partially offset by decreases in expenses related to the deconsolidation of our Brazilian business.  The impact of changes in foreign currency exchange rates decreased our selling, general and administrative expense by $1.1 million for the third quarter and $3.4 million for the first nine months of 2012.

Depreciation and amortization expense for the third quarter of 2012 was flat when compared to the same period in 2011. The slight decrease in depreciation and amortization expense in the first nine months of 2012 over the same nine month period in 2011, is primarily due to the decline in amortization of certain purchased intangibles acquired as part of the TALX acquisition in 2007 which fully amortized during the second quarter of 2011 and the amortization and depreciation decrease resulting from the deconsolidation of our Brazilian business.  This decrease was partially offset in the first nine months of 2012 by our two 2011 acquisitions within Workforce Solutions that contributed $3.2 million of incremental depreciation and amortization expense.

Operating Income and Operating Margin

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
Consolidated Operating Income	2012	2011	$	%		2012	2011	$	%
		(Dollars in millions)					(Dollars in millions)

Consolidated operating revenue	$543.9	$490.4	$53.5	11%		$1,602.4	$1,450.1	$152.3	11%
Consolidated operating expenses	(411.8)	(368.8)	(43.0)	12%		(1,208.6)	(1,104.8)	(103.8)	9%
Consolidated operating income	$132.1	$121.6	$10.5	9%		$393.8	$345.3	$48.5	14%
Consolidated operating margin	24.3%	24.8%		-0.5	% pts	24.6%	23.8%		0.8	% pts

In the third quarter of 2012, operating expenses increased at a slightly faster rate than revenue, and operating income increased at a slightly lower rate than revenue, due to $3.7 million of restructuring expenses in our International segment recorded during the third quarter of 2012 and the impact of higher corporate expenses, partially offset by improvements in margins in our USCIS and Workforce Solutions businesses. Operating income for the first nine months of 2012 increased faster than revenue and operating margins increased by 80 basis points in the first nine months of 2012 compared to the prior year periods due primarily to the deconsolidation of Brazil, which had negatively impacted company margins a year ago, and improvements in margins in our USCIS, Workforce Solutions and Personal Solutions businesses driven by revenue growth, partially offset by the impact of higher corporate expenses.

Other Expense, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Other Expense, Net	2012	2011	$	%	2012	2011	$	%
		(Dollars in millions)				(Dollars in millions)

Consolidated interest expense	$13.6	$13.7	$(0.1)	-1%	$41.1	$41.2	$(0.1)	0%
Consolidated other (income) expense, net	(1.9)	(0.6)	(1.3)	nm	(5.5)	8.7	(14.2)	nm
Consolidated other expense, net	$11.7	$13.1	$(1.4)	-12%	$35.6	$49.9	$(14.3)	-29%
Average cost of debt	5.6%	5.4%			5.6%	5.4%
Total consolidated debt, net, at quarter end	$968.3	$1,035.5	$(67.2)	-6%	$968.3	$1,035.5	$(67.2)	-6%

nm - not meaningful

Interest expense decreased slightly for the third quarter and the first nine months of 2012, when compared to the same periods in 2011.  Our consolidated debt balance has decreased at September 30, 2012, as a result of less borrowings in the form of commercial paper, on which interest rates and accordingly interest expense are currently very low.  As a result the average cost of debt for the third quarter and first nine months of 2012 increased slightly when compared to the same periods in 2011.

Other expense, net, for the three month period ending September 30, 2012, decreased $1.3 million as compared to the prior year period due to higher income from our minority investment in Russia.

Other expense, net, for the nine month period ending September 30, 2012, decreased $14.3 million, as compared to the prior year periods. The decrease is primarily due to the merger of our Brazilian business during the second quarter of 2011. On May 31, 2011, we completed the merger of our Brazilian business with Boa Vista Servicos S.A. (“BVS”), which was accounted for as a sale and deconsolidated, in exchange for a 15% equity interest in BVS (“the Brazilian Transaction”).  We recorded a $10.3 million pre-tax loss on the Brazilian Transaction in other expense (income), net. Other expense, net, was also reduced in the nine month period by higher income from our minority investment in Russia.

Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Provision for Income Taxes	2012	2011	$	%	2012	2011	$	%
		(Dollars in millions)				(Dollars in millions)

Consolidated provision for income taxes	$40.3	$39.2	$1.1	3%	$125.6	$129.7	$(4.1)	-3%
Effective income tax rate	33.5%	36.2%			35.1%	43.9%

Our effective income tax rate was 33.5% for the three months ended September 30, 2012, down from 36.2% for the same period in 2011 due to lower foreign income taxes and the favorable impact of discrete tax items.  The effective income tax rate was 35.1% for the nine months ended September 30, 2012, down from 43.9% for the same period in 2011 with the decrease primarily due to the Brazilian Transaction. The impact of the Brazilian Transaction increased our effective rate 7.7% for the nine months ended September 30, 2011.  The effective income tax rate on the Brazilian Transaction was higher than the statutory rate primarily due to the recognition of tax impacts related to foreign currency changes for which we had not previously recorded tax expense because we have historically been permanently invested in Brazil with respect to foreign currency fluctuations. The nine month effective income tax rate also decreased due to the impact of lower foreign income taxes and the impact of discrete items.

Net Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Net Income	2012	2011	$	%	2012	2011	$	%
	(In millions, except per share amounts)				(In millions, except per share amounts)

Consolidated operating income	$132.1	$121.6	$10.5	9%	$393.8	$345.3	$48.5	14%
Consolidated other expense, net	(11.7)	(13.1)	1.4	-12%	(35.6)	(49.9)	14.3	-29%
Consolidated provision for income taxes	(40.3)	(39.2)	(1.1)	3%	(125.6)	(129.7)	4.1	-3%
Consolidated net income	80.1	69.3	10.8	16%	232.6	165.7	66.9	40%
Net income attributable to noncontrolling interests	(2.2)	(2.6)	0.4	-17%	(6.8)	(7.2)	0.4	-6%
Net income attributable to Equifax	$77.9	$66.7	$11.2	17%	$225.8	$158.5	$67.3	43%
Diluted earnings per common share attributable to Equifax	$0.64	$0.54	$0.10	18%	$1.84	$1.28	$0.56	45%
Weighted-average shares used in computing diluted earnings per share	122.2	123.3			122.4	124.2

Consolidated net income increased $10.8 million, or 16%, in the third quarter of 2012 due to higher operating income in three of our five business segments as compared to the third quarter of 2011. Consolidated net income increased $66.9 million, or 40%, in the first nine months of 2012 due to the $27.8 million loss recorded on the Brazilian Transaction (reflected in other expense and income tax expense) in 2011, along with higher operating income in four of our five business segments as compared to the same period in 2011.

Segment Financial Results

USCIS

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
U.S. Consumer Information Solutions	2012	2011	$	%		2012	2011	$	%
		(Dollars in millions)					(Dollars in millions)
Operating revenue:
Online Consumer Information Solutions (OCIS)	$156.6	$135.5	$21.1	16%		$459.3	$383.3	$76.0	20%
Mortgage Solutions	43.4	32.0	11.4	35%		118.3	86.2	32.1	37%
Consumer Financial Marketing Services	33.3	34.5	(1.2)	-4%		103.5	107.5	(4.0)	-4%
Total operating revenue	$233.3	$202.0	$31.3	15%		$681.1	$577.0	$104.1	18%
% of consolidated revenue	43%	41%				42%	40%
Total operating income	$86.1	$74.0	$12.1	16%		$253.6	$206.5	$47.1	23%
Operating margin	36.9%	36.6%		0.3	% pts	37.2%	35.8%		1.4	% pts

U.S. Consumer Information Solutions revenue increased 15% in the third quarter and 18% in the first nine months of 2012 as compared to the prior year periods. This strong growth includes the impact of a high level of mortgage activity as well as certain business initiatives implemented during 2011 and into 2012. As we anniversary certain of those initiatives and begin comparing to the fourth quarter of 2011 when mortgage activity was also strong, we expect to report lower growth rates than experienced in the first nine months of 2012.

OCIS

Revenue for the third quarter and first nine months of 2012 increased 16% and 20%, respectively, when compared to the prior year periods.  These increases were primarily driven by a 5% and 10% increase in core credit decision transaction volume for the three and nine month periods, respectively.  The rise in transaction volume is primarily due to increases in the mortgage industry as well as the automotive industry and our key client program which represents transactions with the larger banks. Revenue also benefitted from a shift in product mix to higher priced products and new products billed on a subscription basis.

Mortgage Solutions

Revenue increased 35% and 37% for the three and nine month periods ended September 30, 2012, respectively, when compared to the prior year periods due primarily to increased sales in core mortgage reporting services as a result of higher mortgage refinancings stimulated by historically low mortgage interest rates; the sale of newer mortgage information products which help lenders better manage risk; and growth in settlement services revenue as a result of the favorable market conditions and increased market share from existing customers.

Consumer Financial Marketing Services

Revenue decreased for the three and nine month periods ending September 30, 2012, as compared to 2011, due to a decline in project-based revenue and a decline in demand for wealth-based consumer information services due to reductions in their use for credit marketing by some large financial institutions. This decrease was partially offset in both periods by growth in traditional credit-based pre-screen revenue and in the nine month period by increased portfolio management revenue.

USCIS Operating Margin

USCIS operating margins increased 30 basis points to 36.9% in the third quarter of 2012 and 140 basis points to 37.2% in the first nine months of 2012 due to the benefits of strong revenue growth in a business with significant fixed costs.

International

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
International	2012	2011	$	%		2012	2011	$	%
		(Dollars in millions)					(Dollars in millions)
Operating revenue:
Latin America	$46.7	$45.1	$1.6	4%		$139.5	$164.3	$(24.8)	-15%
Europe	41.7	40.7	1.0	3%		126.1	117.0	9.1	8%
Canada Consumer	32.6	32.8	(0.2)	0%		95.9	95.3	0.6	1%
Total operating revenue	$121.0	$118.6	$2.4	2%		$361.5	$376.6	$(15.1)	-4%
% of consolidated revenue	22%	25%				23%	26%
Total operating income	$33.1	$34.7	$(1.6)	-5%		$106.6	$98.7	$7.9	8%
Operating margin	27.4%	29.3%		-1.9	% pts	29.5%	26.2%		3.3	% pts

International revenue increased by 2% in the third quarter of 2012 as compared to the same period in 2011. Local currency revenue increased 6% in the third quarter due to growth in certain Latin American countries and Europe. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $4.4 million, or 4%.

International revenue decreased 4% in the nine month period, compared to the same period in 2011.  While the deconsolidation of Brazil negatively impacted revenue by $35.4 million in the nine month period ending September 30, 2012, revenue in our other geographies increased by 6% in the nine month period as compared to 2011.  Local currency revenue, excluding Brazil, increased 10% for the first nine months of 2012 due to solid growth in Europe and other Latin American countries.  Local currency fluctuations against the U.S. dollar, excluding Brazil, negatively impacted our International revenue by $13.0 million, or 4%, in the first nine months of the year.

Latin America

Revenue increased by 4% in the third quarter as compared to the prior year period. In local currency, revenue growth was 9% driven by strong growth in Argentina, Uruguay and Ecuador slightly offset by a decline in Chile due to a regulatory changes in the allowable uses of credit information. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $2.2 million, or 5%.

Revenue decreased by 15% in the first nine months of 2012 as compared to the prior year period. While the deconsolidation of Brazil negatively impacted revenue by $35.4 million in the first nine months of 2012, revenue in our other Latin American countries increased 8% in the first nine months of 2012 as compared to 2011.  Local currency revenue, excluding Brazil, increased by 13% in the first nine months of 2012 due most particularly to strong growth in Argentina, Uruguay and Ecuador slightly offset by a small decline in Chile due to a regulatory change in allowable uses of credit reports. Local currency fluctuations against the U.S. dollar, excluding Brazil, negatively impacted revenue by $5.8 million, or 5%, in the first nine months of 2012 compared to a year ago.

Europe

Revenue increased 3% and 8% in the three and nine month periods, respectively, compared to the same periods in 2011. In local currency, revenue growth was 7% in the third quarter and 12% in the first nine months of 2012 driven in both periods primarily by increased sales in most product segments offset partially by more challenging economic conditions. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $1.6 million, or 4%, in the third quarter, and $4.8 million, or 4%, in the first nine months of 2012.

Canada Consumer

Local currency revenue increased 1% and 3% in the three and nine month periods, respectively, compared to the prior year periods in 2011 primarily due to increased volumes for our analytical services products.   Local currency fluctuations against the U.S. dollar negatively impacted revenue by $0.5 million, or 1%, in the third quarter, and $2.4 million, or 2%, in the first nine months of 2012, resulting in flat reported nominal revenue in the third quarter and 1% growth year to date.

International Operating Margin

Operating margin decreased in the third quarter of 2012 as compared to 2011 due to $3.7 million of restructuring expenses incurred during 2012 to better align staff with our future needs. Operating margin increased for first nine months of 2012 as compared to the prior year periods primarily due to the deconsolidation of our Brazilian business, whose margins had declined in recent periods, slightly offset by the restructuring expenses in the third quarter of 2012.

Workforce Solutions

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
Workforce Solutions	2012	2011	$	%		2012	2011	$	%
		(Dollars in millions)					(Dollars in millions)
Operating revenue:
Verfication Services	$68.8	$51.8	$17.0	33%		$188.9	$137.6	$51.3	37%
Employer Services	48.2	51.0	(2.8)	-5%		157.0	160.9	(3.9)	-2%
Total operating revenue	$117.0	$102.8	$14.2	14%		$345.9	$298.5	$47.4	16%
% of consolidated revenue	22%	21%				22%	21%
Total operating income	$28.6	$23.6	$5.0	21%		$81.7	$66.1	$15.6	24%
Operating margin	24.4%	23.0%		1.4	% pts	23.6%	22.1%		1.5	% pts

Verification Services

Revenue from Verification Services increased 33% and 37% in the third quarter and first nine months of 2012, respectively, compared to the prior year periods, due to 35% growth in both periods in mortgage-related verification revenue due to the strong level of mortgage refinancing activity during the third quarter and first nine months of 2012, 20% and 18% growth, respectively, in non-mortgage verification revenue, and the benefit of our third quarter 2011 acquisition of DataVision Resources.  As we anniversary the DataVision Resources acquisition and begin comparing to the fourth quarter of 2011 when mortgage refinancing activity was also strong, growth in the last quarter of 2012 will likely trend down.

Employer Services

Revenue decreased in the third quarter and first nine months of 2012, as compared to the same periods in 2011. Revenue declined in our Tax Management Services business due to lower overall claims activity in our unemployment cost management business and, beginning in the third quarter, the delay in the renewal of the federal Work Opportunity Tax Credit program. Revenue also declined in our Talent Management Services business due to decreased government hiring activity. These declines were partially offset by growth achieved in our transaction-based complementary services.

Workforce Solutions Operating Margin

Operating margin for the third quarter and first nine months of 2012 increased as compared to the prior year period. The increase in margin was driven by the revenue growth during the quarter and year to date.

North America Personal Solutions

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
North America Personal Solutions	2012	2011	$	%		2012	2011	$	%
		(Dollars in millions)					(Dollars in millions)

Total operating revenue	$51.4	$45.5	$5.9	13%		$151.6	$135.1	$16.5	12%
% of consolidated revenue	9%	9%				9%	9%
Total operating income	$16.5	$15.0	$1.5	10%		$45.6	$40.2	$5.4	14%
Operating margin	32.1%	32.8%		-0.7	% pts	30.1%	29.7%		0.4	% pts

Revenue increased 13% for the three month period and 12% for the nine month period ended September 30, 2012 respectively, as compared to the same periods in the prior year primarily due to increased direct to consumer, Equifax-branded subscription service revenue which was up 13% in the third quarter and 16% in the first nine months of 2012. The increase was driven by higher average revenue per subscriber due to new product offerings and better market segmentation and to a lesser extent by higher subscription sales resulting in higher average subscriber counts.  Operating margin decreased in the third quarter as compared to the prior year period due to an increase in marketing. Operating margin increased in first nine months of 2012, as compared to the prior year period, primarily due to higher revenue partially offset by an increase in marketing.

North America Commercial Solutions

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
North America Commercial Solutions	2012	2011	$	%		2012	2011	$	%
		(Dollars in millions)					(Dollars in millions)

Total operating revenue	$21.2	$21.5	$(0.3)	-2%		$62.3	$62.9	$(0.6)	-1%
% of consolidated revenue	4%	4%				4%	4%
Total operating income	$4.0	$5.0	$(1.0)	-21%		$10.3	$14.5	$(4.2)	-29%
Operating margin	18.8%	23.6%		-4.8	% pts	16.6%	23.1%		-6.5	% pts

Revenue decreased for the three and nine months ended September 30, 2012, as compared to the same periods in the prior year, by 2% and 1%, respectively. In local currency, revenue decreased 1% for the third quarter of 2012 and was flat for the first nine months of 2012 as compared to the prior year periods. Transaction-based revenue serving credit risk needs of our customers, which represents approximately 60% of our revenue, grew 4% in the third quarter of 2012 and 5% in the first nine months of 2012 as compared to the prior year. This growth was more than offset by an 8% decline in the third quarter and a 7% decline in the first nine months of 2012 in project-oriented revenue as customers delayed or canceled certain small business marketing programs given the uncertain environment for small businesses. Operating margin decreased in the third quarter and first nine months of 2012 due to a slight revenue decline combined with a 4% and 7% increase, respectively, in operating expenses as the business continues to invest in its longer term strategy despite the current slowdown in demand for marketing services.

General Corporate Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
General Corporate Expense	2012	2011	$	%	2012	2011	$	%
		(Dollars in millions)				(Dollars in millions)
General corporate expense	$36.2	$30.7	$5.5	18%	$104.0	$80.7	$23.3	29%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, such as shared services, administrative, legal, restructuring, equity compensation costs, and the portion of management incentive compensation determined by total company earnings per share performance. General corporate expenses increased by $5.5 million and $23.3 million for the third quarter of 2012 and first nine months of 2012, respectively, compared to the same periods in 2011, primarily due to increased incentive compensation due to stronger first nine months results than is our normal pattern, and increased investment in corporate infrastructure initiatives.

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

Sources and Uses of Cash

Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity. We expect that funds generated from results of operations will be sufficient to finance our anticipated working capital and other cash requirements (such as capital expenditures, interest payments, potential pension funding contributions and dividend payments) for the foreseeable future. If borrowings were needed, we would expect to borrow in the commercial paper or corporate bond markets; or in the event that credit market conditions were to deteriorate, we would rely more heavily on borrowings from the Senior Credit Facility as described below. At September 30, 2012, $498.6 million was available to borrow under our Senior Credit Facility. Our Senior Credit Facility does not include a provision under which lenders could refuse to allow us to borrow under this facility in the event of a material adverse change in our financial condition, as long as we are in compliance with the covenants contained in the lending agreement.

The following table summarizes our cash flows for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2012	2011	2012 vs. 2011
		(Dollars in millions)

Operating activities	$352.1	$259.0	$93.1
Investing activities	$(57.8)	$(173.1)	$115.3
Financing activities	$(153.6)	$(98.9)	$(54.7)

Operating Activities

Cash provided by operating activities in the nine months ended September 30, 2012 increased by $93.1 million over the prior year.  Cash provided from net income, excluding the impact of the 2011 divestiture, increased $39.1 million.  The remaining increase in cash from operations was driven primarily by changes in net working capital and other balance sheet changes, most notably a $48 million reduction in cash used in current liabilities, reflecting in part an increase in accrued salaries and incentives partially offset by a change in accrued taxes, including certain items related to the merger of our business in Brazil into BVS. The increase was also driven by $10 million pension contribution in the first quarter of 2011 that did not recur in 2012.

Fund Transfer Limitations.   The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.  We currently hold $142.1 million of cash in our foreign subsidiaries.

Investing Activities

Capital Expenditures

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2012	2011	2012 vs. 2011
		(In millions)

Capital expenditures	$(49.3)	$(59.2)	$9.9

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

Acquisitions, Divestitures and Investments

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2012	2011	2012 vs. 2011
		(In millions)

Acquisitions, net of cash acquired	$(7.3)	$(112.2)	$104.9
Cash received from divestiture	$2.5	$2.5	$-
Investment in unconsolidated affiliates, net	$(3.7)	$(4.2)	$0.5

During the third quarter of 2012, we completed a small acquisition in the Latin America region of our International segment. During the first nine months of 2011, we invested $112.2 million in acquisitions, net of cash acquired.  Our largest acquisition was DataVision Resources, which provides data and business solutions to the mortgage, insurance and financial services industries and is now part of our Workforce Solutions segment.  We acquired DataVision Resources for $50.0 million during the third quarter of 2011.  We also completed smaller acquisitions of information services businesses in the European and Latin American regions of our International segment as well as our USCIS segment in 2011.

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

During the first nine months of 2012, we invested $3.7 million in our joint venture in Russia compared to the first nine months of 2011 in which we invested $4.2 million in our joint ventures in India and Russia.

Financing Activities

Borrowings and Credit Facility Availability

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2012	2011	2012 vs. 2011
		(In millions)

Net short-term repayments	$(28.1)	$46.5	$(74.6)
Payments on long-term debt	$(15.1)	$(16.7)	$1.6

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

At September 30, 2012, there were no borrowings outstanding under our Senior Credit Facility and CP program. At September 30, 2012, a total of $498.6 million was available under our Senior Credit Facility.

At September 30, 2012, 70% of our debt was fixed-rate debt and 30% was effectively variable-rate debt. Our variable-rate debt, consisting of our five-year senior notes due 2014 (against which we have executed interest rate swaps to convert interest expense from fixed rates to floating rates), generally bears interest based on a specified margin plus a base rate (LIBOR). The interest rates reset periodically, depending on the terms of the respective financing arrangements. At September 30, 2012, the interest rate on our variable-rate debt ranged from 2.2% to 2.3%.

Borrowing and Repayment Activity

Net short-term repayments primarily represent activity under our CP program. We primarily borrow under our CP program, when available.

The increase in net short-term repayments primarily reflects the net repayment of CP notes outstanding as of the end of 2011 during the first nine months of 2012.

The payments on long-term debt primarily reflect $15 million payments made in the second quarter of both 2012 and 2011 on our 7.34% Notes.

Debt Covenants.   A downgrade in our credit ratings would increase the cost of borrowings under our CP program and credit facilities, and could limit or, in the case of a significant downgrade, preclude our ability to issue CP. Our outstanding indentures and comparable instruments also contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions. In addition, our Senior Credit Facility requires us to maintain a maximum leverage ratio of not more than 3.5. Our leverage ratio was 1.42 at September 30, 2012. None of these covenants are considered restrictive to our operations and, as of September 30, 2012, we were in compliance with all of our debt covenants.

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

Equity Transactions

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2012	2011	2012 vs. 2011
		(In millions)

Treasury stock repurchases	$(85.1)	$(75.2)	$(9.9)
Dividends paid to Equifax shareholders	$(64.5)	$(58.7)	$(5.8)
Dividends paid to noncontrolling interests	$(1.9)	$(5.6)	$3.7
Proceeds from exercise of stock options	$40.9	$12.9	$28.0
Excess tax benefits from stock-based compensation plans	$0.2	$0.6	$(0.4)

Sources and uses of cash related to equity during the nine months ended September 30, 2012 and 2011 were as follows:

-	During the first nine months of 2012, we repurchased 1.9 million of our common shares on the open market for $85.1 million at an average price of $45.73 per share. During the first nine months of 2011, we repurchased 2.2 million of our common shares for $75.2 million at an average price of $33.07. At September 30, 2012, we had approximately $227.1 million remaining for stock repurchases under the existing Board authorization.

-	We increased our quarterly dividend from $0.16 per share previously to $0.18 per share as announced in the first quarter of 2012. Accordingly, our dividends per share were $0.54 and $0.48 per share for the nine month periods ended September 30, 2012 and 2011, respectively. We paid cash dividends to Equifax shareholders of $64.5 million and $58.7 million during the nine months ended September 30, 2012 and 2011, respectively.

-	We received cash of $40.9 million and $12.9 million during the first nine months of 2012 and 2011, respectively, from the exercise of stock options.

Contractual Obligations, Commercial Commitments and Other Contingencies

Our contractual obligations have not changed materially from those reported in our 2011 Form 10-K.  For additional information about certain obligations and contingencies, including those related to Computer Sciences Corporation and the Brazilian Transaction, see Note 2 and Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q.

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

 The goodwill balance at September 30, 2012, for our ten reporting units was as follows:

September 30,
2012
(In millions)
Consumer Information Solutions	$583.9
ID Management	54.5
Europe	119.0
Latin America	212.2
Canada Consumer	31.4
North America Personal Solutions	1.8
North America Commercial Solutions	37.7
Verification Services	738.9
Tax Management Services	169.0
Talent Management Services	26.1
Total goodwill	$1,974.5

In September 2011, the FASB issued Accounting Standards Update, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  We performed the qualitative assessment for our Consumer Information Solutions, Latin America, Europe, Canada Consumer, North America Personal Solutions, and North America Commercial Solutions reporting units. In this qualitative assessment, we considered the following items for each of the reporting units: macroeconomic conditions, industry and market conditions, overall financial performance and other entity specific events. In addition, for each of these reporting units, the most recent fair value determination resulted in an amount that significantly exceeded the carrying amount of the reporting units. Based on these assessments, we determined the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is not more likely than not. As a result of our conclusions, no further testing was required for these reporting units.

Valuation Techniques

In determining the fair value of our reporting units for which we performed a quantitative test, we used a combination of the income and market approaches to estimate the reporting unit’s business enterprise value.

Under the income approach, we calculate the fair value of a reporting unit based on estimated future discounted cash flows which require assumptions about short and long-term revenue growth rates, operating margins for each reporting unit, discount rates, foreign currency exchange rates and estimates of capital charges. The assumptions we use are based on what we believe a hypothetical marketplace participant would use in estimating fair value. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings before income taxes, depreciation and amortization, for benchmark companies. We believe the benchmark companies used for each of the reporting units serve as an appropriate input for calculating a fair value for the reporting unit as those benchmark companies have similar risks, participate in similar markets, provide similar services for their customers and compete with us directly. The companies we use as benchmarks are principally outlined in our discussion of Competition in our 2011 Form 10-K. Data for the benchmark companies was obtained from publicly available information. ID Management has benchmark companies that conduct operations of businesses of a similar type, such as Experian Group Limited and Fair Isaac Corporation. Verification Services, Tax Management Services and Talent Management Services share a different set of benchmark companies, notably ADP and Paychex Inc., as the markets they serve are different than those served by our other reporting units. Valuation multiples were selected based on a financial benchmarking analysis that compared the reporting unit’s operating result with the comparable companies’ information. In addition to these financial considerations, qualitative factors such as variations in growth opportunities and overall risk among the benchmark companies were considered in the ultimate selection of the multiple.

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

We projected revenue growth in 2013 for our reporting units in completing our 2012 impairment testing based on planned business initiatives and prevailing trends exhibited by these units, such as demand for employment verification services and government hiring activity at the U.S. Transportation and Security Administration in Verification Services and Talent Management Services reporting units and not based on the assumption of meaningful economic recovery. Growth in the Talent Management Services reporting unit is also based on growth in the commercial sector of that business. The anticipated revenue growth in all of the reporting units, however, is partially offset by assumed increases in expenses for a majority of our reporting units which reflect the additional level of investment needed in order to achieve the planned revenue growth. Our 2012 long-term forecast is not dependent upon meaningful recovery of the global economy in the near term and we continue to take cost containment actions to help maintain operating margins for our reporting units.

Discount Rate Assumptions

We utilize a weighted average cost of capital, or WACC, in our impairment analysis that makes assumptions about the capital structure that we believe a market participant would make and include a risk premium based on an assessment of risks related to the projected cash flows of each reporting unit. We believe this approach yields a discount rate that is consistent with an implied rate of return that a market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed. To calculate the WACC, the cost of equity and cost of debt are multiplied by the assumed capital structure of the reporting unit as compared to industry trends and relevant benchmark company structures. The cost of equity was computed using the Capital Asset Pricing Model which considers the risk-free interest rate, beta, equity risk premium and specific company risk premium related to a particular reporting unit. The cost of debt was computed using a benchmark rate and the Company’s tax rate. For the 2012 annual goodwill impairment evaluation, the discount rates used to develop the estimated fair value of the reporting units evaluated ranged from 9% to 12%. Because of assigned market premiums, discount rates are lowest for reporting units, whose cash flows are expected to be less volatile due to such factors as the maturity of the market they serve, their position in that market or other macroeconomic factors. Where there is the greatest volatility of cash flows due to competition, the discount rate selected is in the higher portion of the range as there is more inherent risk in the expected cash flows of that reporting unit.

Estimated Fair Value and Sensitivities

The estimated fair value of the reporting units whose fair value was calculated for purposes of the 2012 impairment testing is derived from the valuation techniques described above, incorporating the related projections and assumptions. An indication of possible impairment occurs when the estimated fair value of the reporting unit is below the carrying value of its equity. The estimated fair value for all reporting units exceeded the carrying value of these units as of September 30, 2012. As a result, no goodwill impairment was recorded.

The estimated fair value of the reporting unit is highly sensitive to changes in these projections and assumptions; therefore, in some instances changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. For example, an increase in the discount rate and decline in the projected cumulative cash flow of a reporting unit could cause the fair value of certain reporting units to be below its carrying value. We perform sensitivity analyses around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values. Ultimately, future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. The excess of fair value over carrying value for the Company’s reporting units that were valued as of September 30, 2012, ranged from approximately 17% to 125%.

The reporting unit having the lowest absolute dollar excess of fair value over carrying value is our Talent Management Services business which has a goodwill balance of $26.1 million as of September 30, 2012. This reporting unit has been impacted by uncertainty in government hiring activity. While no impairment was noted in our impairment test as of September 30, 2012, if customer hiring activity does not increase in the near to medium term as forecasted, projected revenue growth for commercial customers does not materialize or if other events adversely impact the business drivers and corresponding assumptions used to value this reporting unit, there could be a change in the valuation of our goodwill in future periods and would likely result in the recognition of an impairment loss. Additionally, an increase in the discount rate due to outside factors or a decrease in the market multiples would likely result in an impairment.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2011 Form 10-K. There were no material changes to our market risk exposure during the three months ended September 30, 2012.

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

Despite our substantial investment in security measures and business continuity plans, our information technology networks and infrastructure or those of our third party vendors and other service providers could be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to employee error or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events.

We are regularly the target of attempted cyber and other security threats and must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. Although we have not experienced any material breach of cybersecurity, if one or more of such events occur, this potentially could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could subject us to litigation, significant losses, regulatory fines, penalties or reputational damage, any of which could have a material effect on our cash flows, competitive position, financial condition or results of operations. Our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur. Also, our third party insurance coverage will vary from time to time in both type and amount depending on availability, cost and our decisions with respect to risk retention.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, was enacted in 2010 to broadly reform practices in the financial services industry. Title X of the Dodd-Frank Act established a new Bureau of Consumer Financial Protection, or CFPB, to protect consumers from abusive financial services practices. The CFPB will have authority to write rules impacting the business of credit reporting companies, including the Company, and also to supervise, conduct examinations of, and enforce compliance as to federal consumer financial protections laws and regulations, with respect to certain “non-depository covered persons” determined by the CFPB to be “larger participants” that offer consumer financial products and services. On July 16, 2012, the CFPB issued a final rule that includes our credit reporting agency under the CFPB nonbank supervision program. The first examinations of credit reporting firms will begin in the fourth quarter of this year. These laws and regulations (as well as actions that may be taken by legislatures and regulatory bodies in other countries) could limit our ability to pursue business opportunities we might otherwise consider engaging in, impose additional costs on us, result in significant loss of revenue, impact the value of assets we hold, or otherwise significantly adversely affect our business.

As in the United States, legislation regarding the availability or use of consumer and commercial data has been, and continues to be, proposed from time to time in various foreign countries in which we have operations, most notably in certain Latin American and European Union countries. These proposals have in some cases had the potential to expand the availability or uses of information and in other cases had the potential to restrict the availability or use of information we currently maintain. Accordingly, such possible regulatory action could either increase or decrease our potential revenue and profits.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our third quarter ended September 30, 2012:

				Maximum Number
				(or Approximate
			Total Number	Dollar Value)
	Total	Average	of Shares Purchased	of Shares that May
	Number	Price	as Part of	Yet Be Purchased
	of Shares	Paid	Publicly-Announced	Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
June 1 - June 30, 2012				$260,986,179
July 1 - July 31, 2012	899	$-	-	$260,986,179
August 1 - August 31, 2012	582,378	$46.38	580,000	$234,085,779
September 1 - September 30, 2012	151,800	$46.26	151,800	$227,063,511
Total	735,077	$46.35	731,800	$227,063,511

(1)	The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 899 shares for the month of July 2012, 2,378 shares for the month of August 2012, and no shares for the month of September 2012.

(2)	Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).

(3)	On May 3, 2012, our Board of Directors increased the amounts authorized under the program by $200 million, and we publicly announced the increase on May 3, 2012. At September 30, 2012, the amount authorized for future share repurchases under the share repurchase program was $227.1 million. The program does not have a stated expiration date.

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

Equifax Inc.
(Registrant)

Date: October 25, 2012	By:	/s/ Richard F. Smith
Richard F. Smith
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 25, 2012		/s/ Lee Adrean
Lee Adrean
Corporate Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: October 25, 2012		/s/ Nuala M. King
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

