Form 10-K
period 2012-12-31
EQUIFAX INC
filed 2013-02-22
CIK 33185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

☒ Large accelerated filer	☐Accelerated filer	☐Non-accelerated filer	☐Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES    ☒ NO

As of June 30, 2012, the aggregate market value of Registrant’s common stock held by non-affiliates of Registrant was approximately $5,584,579,835 based on the closing sale price as reported on the New York Stock Exchange. At January 31, 2013, there were 120,452,130 shares of Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive proxy statement for its 2013 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS

OVERVIEW

Equifax Inc. is a leading global provider of information solutions and human resources business process outsourcing services for businesses and consumers. We have a large and diversified group of clients, including financial institutions, corporations, governments and individuals. Our products and services are based on comprehensive databases of consumer and business information derived from numerous types of credit, financial assets, telecommunications and utility payment, employment, income, public record, demographic and marketing data. We use advanced statistical techniques and proprietary tools to analyze all available data, creating customized insights, decision-making solutions and processing services for our clients. We help consumers understand, manage and protect their personal information and make more informed financial decisions. Additionally, we are a leading provider of payroll-related and human resource management business process outsourcing services in the United States of America, or U.S.

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

We are organized and report our business results in five operating segments, as follows:

•	U.S. Consumer Information Solutions (USCIS) — provides consumer information solutions to businesses in the U.S. including online consumer information, decisioning technology solutions, fraud and identity management services, portfolio management services (OCIS), mortgage reporting and settlement solutions and consumer financial marketing services (CFMS).

•	International — includes our Canada Consumer, Europe and Latin America business units. Products and services offered are similar to those available in the USCIS, North America Commercial Solutions and North America Personal Solutions operating segments but vary by geographic region.

•	Workforce Solutions — provides services enabling clients to verify income and employment (Verification Services) as well as outsource and automate the performance of certain payroll-related and human resources management business processes, including social security number verification, employment-related tax management and talent management services (Employer Services).

•	North America Personal Solutions — provides products to consumers enabling them to monitor, manage and protect their credit, credit score and identity information and make more informed financial decisions.

•	North America Commercial Solutions — provides credit, financial, marketing and other information regarding businesses in the U.S. and Canada.

2

Our revenue base and business mix are diversified among our five segments as depicted in the chart below.

PRODUCTS AND SERVICES

The following chart summarizes the key products and services offered by each of the business units within our segments:

	USCIS			International			Workforce Solutions		North	North
	OCIS	CFMS	Mortgage Services	Canada Consumer	Europe	Latin America	Verification Services	Employer Services	America Personal Solutions	America Commercial Solutions
Online consumer information	X		X	X	X	X	X		X	X
Database/portfolio management services	X	X	X				X			X
Business credit & demographic information		X			X	X				X
Scores and analytical services	X	X	X	X	X	X	X	X	X	X
Alert services	X	X	X	X	X		X		X
Enabling technology services (i.e., decisioning platforms)	X		X	X	X	X				X
Identity management/authentication and fraud	X			X	X	X	X			X
Consumer financial marketing services		X	X	X	X	X
Business marketing services					X	X				X
Direct to consumer credit monitoring				X	X				X
Identity protection				X	X				X
Employment, income and identity verification services							X
Business process outsourcing (BPO)			X				X	X

Each of our operating segments is described more fully below.

USCIS

USCIS provides consumer information solutions to businesses in the U.S. through three product lines, as follows:

Online Consumer Information Solutions (OCIS). OCIS products are derived from multiple large and comprehensive databases of consumer information that we maintain about individual consumers, including credit history, current credit status, payment history and consumer address information. Our clients utilize the information and analytical insights we provide to make decisions for a broad range of financial and business purposes, such as whether, and on what terms, to approve auto loans or credit card applications, and whether to allow a consumer to open a new utility or telephone account, cross-selling additional products to existing customers, improving their underwriting and risk management decisions, authenticating and verifying consumer identities. Our software platforms and analytical capabilities can integrate all types of information, including third-party and client information, to enhance the insights and decisioning process to help further mitigate the risk of granting credit, predict the risk of bankruptcy, indicate the applicant’s risk potential for account delinquency, ensure the identity of the consumer, and reduce exposure to fraud. These risk management services enable our clients to monitor risks and opportunities and proactively manage their consumer portfolios.

OCIS clients access products through a full range of electronic distribution mechanisms, including direct real-time access, which facilitates instant decisions. We also develop and host customized applications that enhance the decision-making process for our clients. These decisioning technology applications assist with a wide variety of decisioning activities, including determining pre-approved offers, cross-selling of various products, determining deposit amounts for telephone and utility companies, and verifying the identity of their consumer customers.

Mortgage Solutions. Our Mortgage Solutions products, offered in the U.S., consist of specialized credit reports that combine information from the three major consumer credit reporting agencies (Equifax, Experian Group and TransUnion LLC) into a single “merged” credit report in an online format, commonly referred to as a tri-merge report. Mortgage lenders use these tri-merge reports in making their mortgage underwriting decisions. Additionally, we offer various “triggering” services designed to alert lenders to changes in a consumer’s credit status during the underwriting period and securitized portfolio risk assessment services for evaluating inherent portfolio risk. We also offered certain mortgage settlement services, such as appraisal, title and closing documentation, with certain of these services provided through agreements with third parties until we divested this business in February of 2013.

Consumer Financial Marketing Services (CFMS). Our CFMS products utilize consumer financial information enabling our clients to more effectively manage their marketing efforts, including targeting and segmentation; to identify and acquire new clients for their products and services; to develop portfolio strategies to minimize risk and maximize profitability; and to realize additional revenue from existing customers through more effective cross-selling and up-selling of additional products and services. These products utilize information derived from consumer information, including credit, income, asset, liquidity, net worth and spending activity, which also support many of our OCIS products. These data assets broaden the understanding of consumer financial potential and opportunity which can further drive high value decisioning and targeting solutions for our clients. We also provide account review services which assist our clients in managing their existing customers and prescreen services that help our clients identify new opportunities with their customers. Clients for these products primarily include institutions in the banking, brokerage, retail, insurance and mortgage industries as well as companies primarily focused on digital and interactive marketing.

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

Canada Consumer. Similar to our OCIS, Mortgage Solutions and CFMS business units, Canada Consumer offers products derived from the credit information that we maintain about individual consumers. We offer many products in Canada, including credit reporting and scoring, consumer marketing, risk management, fraud detection and modeling services, identity management and authentication services, together with certain of our decisioning products that facilitate pre-approved offers of credit and automate a variety of credit decisions.

Europe. Our European operation provides information solutions, marketing and personal solutions products. Information solutions and personal solutions products are generated from information that we maintain and include credit reporting and scoring, asset information, risk management, identity management and authentication services, fraud detection and modeling services. Most of these products are sold in the U.K. with a more limited set of information solutions products sold in Portugal and Spain. Our commercial products, such as business credit reporting and commercial risk management services, are only available in the U.K. Marketing products, which are similar to those offered in our CFMS business unit, are primarily available in the U.K. and, to a lesser extent, in Spain.

Latin America. Our Latin American operation provides consumer and commercial information solutions products and marketing products. We offer a full range of products, generated from credit records that we maintain, including credit reporting and scoring, decisioning technology, risk management, identity management and authentication and fraud detection services. Our consumer products are the primary source of revenue in each of the countries in which we operate. We also offer various commercial products, which include credit reporting, decisioning tools and risk management services, in the countries we serve. Additionally, we provide a variety of consumer and commercial marketing products generated from our credit information databases, including business profile analysis, business prospect lists and database management. The countries in which we operate include Argentina, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Paraguay, Peru and Uruguay.

Workforce Solutions

Workforce Solutions operates in the U.S. through two business units:

Verification Services. Verification Services include employment, income and social security number verification services. Our online verification services enable direct third-party verifiers to our work number database to verify the employee’s employment status and income information. We also offer an offline research verification service, which expands employment verification to locate data outside our existing work number database. In 2009, we expanded our services to provide IRS income verifications using the IncomeChek ® product as well as identity verification through a secure, web-based portal using the DirectChek ® product.

We rely on payroll data received from over 2,500 organizations, including almost three quarters of Fortune 500 companies, to regularly update the database. The updates occur as employers transmit data electronically to Equifax from their payroll systems. Employers contract to provide this data for specified periods under the terms of contracts which range from one to five years. We use this data to provide employment and income verification services to third-party verifiers; the fees we charge for these services are generally on a per transaction basis. After the expiration of the applicable contract, absent renewal by mutual agreement of the parties, we generally do not have any further right to use the employment data we obtained pursuant to the contract. We have not experienced significant turnover in the employer contributors to the database because we generally do not charge them to add their employment data to the database and the verification service we offer relieves them of the administrative burden and expense of responding to third party employment verification requests. The database contained approximately 221 million current and historic employment records at December 31, 2012.

Employer Services. These services are aimed at reducing the cost to the human resources function of businesses through a broad suite of services including assisting with employment tax matters designed to reduce the cost of unemployment claims through effective claims representation and management and efficient processing and to better manage the tax rate that employers are assessed for unemployment taxes; comprehensive services designed to research the availability of employment-related tax credits (e.g., the federal work opportunity and welfare to work tax credits and state tax credits), process the necessary filings and assist the client in obtaining the tax credit; W-2 management services (which include initial distribution, reissue and correction of W-2 forms); paperless pay services that enable employees to electronically receive pay statement information as well as review and change direct deposit account or W-4 information; integrated electronic time capture and reporting services; paperless new-hire services to bring new workers on board using electronic forms; I-9 management services designed to help clients electronically comply with the immigration laws that require employers to complete an I-9 form for each new hire; and onboarding services using online forms to complete the new hire process for employees of corporate and government agencies. In 2012, we also offered services related to planning and improving the cost effectiveness of talent recruitment and management through secure, electronic-based psychometric testing and assessments but we divested this business in February 2013.

North America Personal Solutions

Our Personal Solutions products give consumers information to make financial decisions and monitor and protect credit, credit score and identity information through our Equifax Complete, ID Patrol, Credit Watch and Score Watch monitoring products. Consumers can obtain a copy of credit file information about them and their credit score. We offer monitoring products for consumers who are concerned about identity theft and data breaches, including internet and bank account monitoring, lost wallet support, and the ability to lock and unlock the Equifax credit file. Our products are available to consumers directly primarily over the internet and through relationships with business partners who distribute our products or provide these services to their employees or customers.

North America Commercial Solutions

Our Commercial Solutions products are derived from databases of credit, financial and marketing information regarding businesses in the U.S. and Canada. Databases we have compiled include loan, credit card, public records and leasing history data, trade accounts receivable performance, and Secretary of State and Securities and Exchange Commission registration information. We also offer scoring and analytical services that provide additional information to help mitigate the credit risk assumed by our clients. We also have a marketing database, which hosts approximately 50 million commercial demographic data records from around the world helping companies to identify corporate family structures for enterprise visibility of customers and suppliers. In addition, we are integrating information from other databases, such as asset information, that will make our marketing services offerings more valuable.

A portion of the business records included in the U.S. credit database has been developed in part from the Small Business Financial Exchange, Inc., or SBFE. SBFE members, including a number of commercial lending financial institutions, contribute their data to the member-owned SBFE database which we manage.

OUR BUSINESS STRATEGY

Our strategic objective is to be the trusted provider of information driven solutions that empower our clients with the ability to make critical decisions with greater confidence. Data is at the core of our value proposition. Leveraging our extensive resources, we deliver differentiated decisions through a broad and diverse set of data assets, sophisticated analytics and proprietary decisioning technology. Our comprehensive set of data assets can provide an in-depth view of the consumer’s financial potential and opportunity including their propensity, ability and capacity to pay. Our long-term corporate growth strategy is driven by the following initiatives:

•	Increase penetration of our clients’ information solutions needs. We seek to increase our share of clients’ spend on information-related services through developing and introducing new products, pricing our services in accordance with the value they create, increasing the range of current services utilized by our clients, and improving the quality and effectiveness of our sales organization and client support interactions with consumers. We are also helping clients address increased requirements to comply with emerging regulations and rules.

•	Deploy decisioning technologies and analytics globally. We continue to invest in and develop new technology to enhance the functionality, cost-effectiveness and security of the services we offer and further differentiate our products from those offered by our competitors. In addition to custom products for large clients, we develop off-the-shelf, decisioning technology platforms that are more cost effective for medium and smaller-sized clients. We also develop predictive scores and analytics, some of which leverage multiple data assets, to help clients acquire new customers and manage their existing customer relationships. We develop a broad array of industry, risk management, cross-sell and account acquisition models to enhance the precision of our clients’ decisioning activities.

•	Invest in unique data sources. We continue to invest in and acquire unique sources of credit and non-credit information to enhance the variety and quality of our services while increasing clients’ confidence in information-based business decisions. Areas of focus for investment in new sources of data include, among others, positive payment data, real estate data and new commercial business data.

•	Pursue new vertical markets and expand into emerging markets. We believe there are many opportunities to expand into emerging markets both in the U.S. and internationally. In the U.S., we have increased and broadened resources in key markets, including auto, insurance, telecommunications, and government, and we are delivering services ranging from identity authentication and management to risk management. We continue to invest in growing our ventures in Russia, India and Brazil and continue to leverage our newer product offerings across all of our geographical business units.

COMPETITION

The market for our products and services is highly competitive and is subject to constant change. Our competitors vary widely in size and the nature of the products and services they offer. Sources of competition are numerous and include the following:

•	Competition for our consumer information solutions and personal solutions products varies by both application and industry, but generally includes two global consumer credit reporting companies, Experian Group and TransUnion LLC, both of which offer a product suite similar to our credit reporting solutions, and LifeLock, a national provider of personal identity theft protection products. There are also a large number of smaller competitors who offer competing products in specialized areas (such as fraud prevention, risk management and application processing and decisioning solutions) and software companies offering credit modeling services or analytical tools. We believe that our products offer our clients an advantage over those of our competitors because of the depth and breadth of our consumer information files, which we believe to be superior in terms of accuracy, coverage and availability. Other differentiators include our decisioning technology and the features and functionality of our analytical services. Our competitive strategy is to emphasize improved decision-making and product quality while remaining competitive on price. Our marketing services products also compete with the foregoing companies and others who offer demographic information products, including Acxiom Corporation, Harte-Hanks, Inc. and infoGROUP, Inc. We also compete with Fair Isaac Corporation with respect to certain of our analytical tools.

•	Competition for our commercial solutions products primarily includes Experian, The Dun & Bradstreet Corporation and Cortera, Inc., and providers of these services in the international markets we serve. We believe our access to and knowledge of U.S. small business loan information from financial institutions combined with our consumer credit information in the case of small business owners enables more efficient and effective decision-making for the small business segment of that market.

•	Competition for our employment and income verification services includes large employers who serve their own needs through in-house systems to manage verification as well as regional online verification companies, such as Verify Jobs and First Advantage, who offer verification services along with other human resources and tax services. Competition for Employer Services includes payroll processors such as Automatic Data Processing, Inc., or ADP, Paychex, Inc. and Ceridian Corporation. Competitors of our Tax Management Services include in-house management of this function primarily by large employers, ADP, and a number of smaller regional firms that offer tax management services (including Barnett Associates, Thomas & Thorngren, and UC Advantage). Talent Management Services competitors include assessment service providers that offer proprietary content (Previsor, Inc., Development Dimensions International, Brainbench, Inc.), human resources consulting firms (AON Corporation, Towers Watson, Right Management Consulting) and assessment or test publishers that have proprietary delivery platforms (Devine Group, Inc., Hogan Assessments Systems, Inc., SHL Group plc). Talent Management Services was sold in the first quarter of 2013.

While we believe that none of our competitors offers the same mix of products and services as we do, certain competitors may have a larger share of particular geographic or product markets or operate in geographic areas where we do not currently have a presence.

We assess the principal competitive factors affecting our markets to include: product attributes such as quality, depth, coverage, adaptability, scalability, interoperability, functionality and ease-of-use; product price; technical performance; access to unique proprietary databases; availability in application service provider, or ASP, format; quickness of response, flexibility and client services and support; effectiveness of sales and marketing efforts; existing market penetration; new product innovation; and our reputation as a trusted steward of information.

MARKETS AND CLIENTS

Our products and services serve clients across a wide range of industries, including financial services, mortgage, human resources, consumer, commercial, telecommunications, retail, automotive, utilities, brokerage, healthcare and insurance industries, as well as state and federal governments. We also serve consumers directly. Our revenue stream is highly diversified with our largest client providing only 2% of total revenue. The following table summarizes the various end-user markets we serve:

	Percentage of Consolidated Revenue
	2012	2011

Financial	25%	26%
Mortgage	19%	16%
Consumer	11%	11%
Employers	11%	12%
Commercial	5%	7%
Telecommunications	7%	7%
Retail	3%	4%
Automotive	4%	4%
Other (1)	15%	13%
	100%	100%

(1)	Other includes revenue from marketing services, government, insurance and resellers.

We market our products and services primarily through our own direct sales organization that is organized around sales teams that focus on client segments typically aligned by vertical markets and geography. Sales groups are based in our headquarters in Atlanta, Georgia, and field offices located in the U.S. and in the countries where we have operations. We also market our products and services through indirect channels, including alliance partners, joint ventures and other resellers. In addition, we sell through direct mail and various websites, such as www.equifax.com.

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

Revenue from international clients, including end users and resellers, amounted to 24% of our total revenue in 2012, 26% of our total revenue in 2011 and 27% of our total revenue in 2010.

TECHNOLOGY AND INTELLECTUAL PROPERTY

We generally seek protection under federal, state and foreign laws for strategic or financially important intellectual property developed in connection with our business. Certain intellectual property, where appropriate, is protected by registration under applicable trademark laws or by prosecution of patent applications. We own a number of patents registered in the U.S. and several in foreign countries. We also have certain registered trademarks in the U.S. and in many foreign countries. The most important of these are “Equifax,” “The Work Number” and variations thereof. These trademarks are used in connection with most of our product lines and services. We believe that, in the aggregate, the rights under these patents and trademarks are generally important to our operations and competitive position, but we do not regard any of our businesses as being dependent upon any single patent or group of patents or trademark. However, certain Company trademarks, which contribute to our identity and the recognition of our products and services, including but not limited to the “Equifax” trademark, are an integral part of our business, and their loss could have a material adverse effect on us.

We license other companies to use certain data, technology and other intellectual property rights we own or control, primarily as core components of our products and services, on terms that are consistent with customary industry standards and that are designed to protect our interest in our intellectual property. Other companies license us to use certain data, technology and other intellectual property rights they own or control, none of which is material to our business except for a license from Fair Isaac Corporation, relating to certain credit-scoring algorithms and the right to sell credit scores derived from them. This license has a five-year term expiring in June 2013 and provides for usage-based fees. Historically, we have renewed this license and expect the renewal in 2013 to not have a material impact on our business. Additionally, the licenses do not contain early termination provisions except for standard provisions providing the right to terminate in the event of breach by the other party. We do not hold any franchises or concessions that are material to our business or results of operations.

INFORMATION SECURITY AND GOVERNMENT REGULATION

Safeguarding the privacy and security of consumer credit information, whether delivered online or in an offline format, is a top priority. We recognize the importance of secure online transactions and we maintain physical, administrative, and technical safeguards reasonably designed to protect personal and business identifiable information. We have security protocols and measures in place to protect information from unauthorized access or alteration. These measures include internal and external firewalls, physical security and technological security measures and encryption of certain data.

Our databases are regularly updated by information provided by financial institutions, telecommunications companies, utilities, other trade credit providers, employers, public records vendors and government agencies. Various laws and regulations govern the collection and use of this information. These laws and existing and proposed regulations impact how we are able to provide information to our customers and may significantly increase our compliance costs. We are subject to differing laws and regulations depending on where we operate.

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

Examples include:

•	The Fair Credit Reporting Act, or FCRA, which governs among other things the reporting of information to consumer reporting agencies that engage in the practice of assembling or evaluating certain information relating to consumers, including our credit reporting business and employment verification; making prescreened offers of credit; the sharing of consumer report information among affiliated and unaffiliated third parties; access to credit scores; and requirements for data furnishers and users of consumer report information. Violation of the FCRA, or of similar state laws, can result in an award of actual damages, as well as statutory and/or punitive damages in the event of a willful violation.

•	The Fair and Accurate Credit Transactions Act (2003), or FACT Act, which amended the FCRA and requires, among other things, nationwide consumer credit reporting agencies, such as us, upon the request of a consumer, to place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud, and furnish a free annual credit file disclosure to consumers through a centralized request facility we have established with the other nationwide credit reporting agencies. FACT Act regulations also require financial institutions to develop policies and procedures to identify potential identity theft, and consumer credit report notice requirements for lenders that use consumer report information in connection with risk-based credit pricing actions. Entities that furnish information to consumer reporting agencies are required to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate. Mortgage lenders are required to disclose credit scores to consumers. Additionally, the FACT Act prohibits a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (“opt-out”), subject to certain exceptions.

•	The Financial Services Modernization Act (1999), or Gramm-Leach-Bliley Act, or GLB, regulates, among other things, the use of non-public personal financial information of consumers that is held by financial institutions. We are subject to various GLB provisions, including rules relating to the physical, administrative and technological protection of non-public personal financial information. Breach of the GLB can result in civil and/or criminal liability and sanctions by regulatory authorities, such as fines of up to $100,000 per violation and up to five years imprisonment for individuals.

•	Most states in the U.S. have passed versions of security breach notification and credit file freeze legislation. A file freeze enables consumers to place and lift a freeze on access to their credit files. File freeze laws impose differing requirements on credit reporting agencies with respect to how and when to respond to such credit file freeze requests and in the fees, if any, the agencies may charge for freeze-related actions.

•	Federal and state laws governing the use of the Internet and regulating telemarketing, including the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act (2003), or CAN-SPAM, which regulates commercial email, prohibits false or misleading header information, requires that a commercial email be identified as an advertisement, and requires that commercial emails give recipients an opt-out method. Senate Bill 3386, enacted into federal law, seeks to protect online consumers from unfair and deceptive sales tactics on the Internet. Other Internet privacy laws and regulations have been proposed from time to time to address digital marketing, i.e., how personal information is collected and distributed online, including behavioral advertising.

•	Fannie Mae and Freddie Mac regulations applicable to our credit reporting and mortgage solutions products, the Real Estate Settlement Procedures Act and HUD’s Regulation X, require the disclosure of certain basic information to borrowers concerning settlement costs and prohibits the charging of unearned fees and certain “kickbacks” or other fees for referrals in connection with a residential mortgage settlement service.

•	The Dodd-Frank Wall Street Reform and Consumer Protection Act (2010), or Dodd-Frank Act, represents a comprehensive overhaul of the financial services industry within the U.S. The Dodd-Frank Act will allow consumers free access to their credit score if their score negatively affects them in a financial transaction or a hiring decision, and also gives consumers access to credit score disclosures as part of an adverse action and risk-based pricing notice. Title X of the Dodd-Frank Act establishes the Bureau of Consumer Financial Protection, or CFPB, within the Federal Reserve Board, and will require the CFPB and other federal agencies to implement many new and significant rules and regulations. Significant portions of the Dodd-Frank Act related to the CFPB became effective on July 21, 2011. The CFPB has broad powers to promulgate, administer and enforce consumer financial regulations, including those applicable to us and our customers.

Under the Dodd-Frank Act, the CFPB is the principal supervisor and enforcer of federal consumer financial protection laws with respect to non-depository institutions, or “nonbanks”, including, without limitation, any “covered person” who is a “larger participant” in a market for other consumer financial products or services.

With the appointment of a CFPB Director by the President on January 4, 2012, the CFPB has begun to exercise authority to define unfair, deceptive or abusive acts and practices and to require reports and conduct examinations of these entities for purposes of assessing compliance with federal consumer financial protections laws; obtaining information about the activities and compliance systems or procedures of such entities; and detecting and assessing risks to consumers and to markets for consumer financial products and services. The exercise of this supervisory authority must be risk-based, meaning that the CFPB will identify nonbanks for examination based on the risk they pose to consumers, including consideration of the entity’s asset size, transaction volume, risk to consumers, existing oversight by state authorities and any other factors that the CFPB determines to be relevant. In July 2012, the CFPB issued a rule designating certain consumer reporting agencies, including us, as within its nonbank supervision program for “larger participants.” Our first examination as a credit reporting firm, which focused on our regulatory compliance management system, was completed in the fourth quarter of 2012.

As a “larger participant,” we are subject to CFPB supervisory, examination and enforcement authority. Such examination may include the filing of reports, reviewing materials we use to offer products and services and our compliance management systems and procedures. When a nonbank is in violation of federal consumer financial laws, including the CFPB’s own rules, the CFPB may pursue administrative proceedings or litigation to enforce these laws and rules. In these proceedings, the CFPB can obtain cease and desist orders, which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief, and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1 million per day for knowing violations. Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). If the CFPB or one or more state officials believe that we have committed a violation of the foregoing laws, they could exercise their enforcement powers in a manner that would have a material adverse effect on us.

At this time, we cannot predict the extent to which the Dodd-Frank Act or the resulting rules and regulations, including those of the CFPB, will impact the U.S. economy and our products and services.

Compliance with these new laws and regulations may require changes in the way we conduct our business and will result in additional compliance costs, which could be significant and could adversely impact our results of operations, financial condition or liquidity.

 International Data and Privacy Protection

We are subject to data protection, privacy and consumer credit laws and regulations in the various foreign countries where we do business, including, without limitation, the following:

•	In Canada, the federal and provincial privacy and provincial credit reporting laws apply to organizations with respect to personal information that they collect, use or disclose in the course of commercial activities. The laws are based on the National Standard of Canada Model Code for the Protection of Personal Information, covering accountability and identifying purposes, consent, collection, use, disclosure, retention, accuracy, safeguards, individual access and compliance. The federal and provincial privacy regulators have powers of investigation and intervention, and provisions of Canadian law regarding civil liability apply in the event of unlawful processing which is prejudicial to the persons concerned. The European Union, or EU, recognizes Canada as having adequate levels of protection for personal data transfers and processing.

•	In Europe, Equifax is subject to the EU data protection regulations, including the comprehensive EU Directive on Data Protection (1995). The EU regulations establish several obligations that organizations must follow with respect to use of personal data, including a prohibition on the transfer of personal information from the EU to other countries whose laws do not protect personal data to an “adequate” level of privacy or security. The EU standard for adequacy is generally stricter and more comprehensive than that of the U.S. and most other countries where Equifax operates. In the U.K., in addition to the EU Directive on Data Protection, the Data Protection Act of 1998 regulates the manner in which we can use third-party data. In addition, regulatory limitations affect our use of the Electoral Roll, one of our key data sources in the U.K. Generally, the data underlying the products offered by our U.K. Information Services and Personal Solutions product lines, excluding our Commercial Services products, are subject to these regulations. In Spain and Portugal, the privacy laws which are subject to the EU Directive on Data Protection regulate all credit bureau and personal solutions activities. The EU is currently reviewing its data protection regime, seeking to modernize the legal framework, strengthen individual rights, reduce administrative formalities and improve the clarity and coherence of laws within the EU.

•

In Latin America, consumer reporting, data protection and privacy laws and regulations exist in various forms in Argentina, Chile, Costa Rica, Ecuador, El Salvador, Peru and Uruguay. Argentina and Uruguay generally follow the EU data protection model, and the EU recognizes Argentina’s laws as providing adequate levels of protection for personal data transfers and processing. Among other protections, laws in all of these countries generally allow individuals to access and request corrections of personal data.

Constitutional laws in Argentina, Chile, Ecuador, Peru and Uruguay also establish specific privacy rights, and judicial proceedings may be used to enforce them. The Chilean legislature is considering a comprehensive data protection bill, and a separate bill that would create a publicly-managed consumer credit registry. Ecuador’s National Assembly recently approved a law to replace private sector credit bureaus with a state-run registry. The government has not issued regulations yet to implement the changes, and has indicated that private sector companies will be permitted to provide unspecified credit reference services. Ecuador’s WTO/GATT commitments include no market access or national treatment limits for credit reference services. The law provides a transition period throughout 2013 for the development and introduction of the new registry. Legislation has also been proposed in Argentina and Uruguay that would amend existing credit reporting laws by prohibiting the use of certain data for credit reference purposes, shorten the period during which data may be used and create new access and notification rights for data subjects. The Argentinian legislation has not proceeded beyond the introductory debate stage, and the Uruguayan government does not support the legislation proposed in that country. Costa Rica is finalizing regulations that will be issued under its data protection legislation. While the potential impact of regulatory changes in Peru, Ecuador, Uruguay or Costa Rica are unlikely to be material to the results of our International operations, if the market opportunity were to be restricted significantly in Argentina or Chile, and/or in a combination of the smaller Latin American countries in which we operate, the impact on our International operating results could be material.

•	In India, various legislation, including the Information Technology Act 2000 and the Credit Information Companies Regulation Act 2005 establishes a federal data protection framework. Entities that collect and maintain personal credit information must ensure that it is complete, accurate and safeguarded, and must adopt certain privacy principles with respect to collecting, processing, preserving, sharing and using such credit information.

Tax Management Services

The Tax Management Services business within our Workforce Solutions segment is potentially impacted by changes in U.S. tax laws or interpretations, for example, those pertaining to work opportunity tax credits and unemployment compensation claims.

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

PERSONNEL

Equifax employed approximately 7,000 employees in 18 countries as of December 31, 2012. None of our U.S. employees are subject to a collective bargaining agreement and no work stoppages have been experienced. Pursuant to local laws, certain of our employees in Argentina and Spain are covered under government-mandated collective bargaining regulations that govern general salary and compensation matters, basic benefits and hours of work.

EXECUTIVE OFFICERS OF EQUIFAX

The executive officers of Equifax and their ages and titles are set forth below. Business experience and other information is provided in accordance with SEC rules.

Richard F. Smith (53) has been Chairman and Chief Executive Officer since December 15, 2005. He was named Chairman-Elect and Chief Executive Officer effective September 19, 2005 and was elected as a Director on September 22, 2005. Prior to that, Mr. Smith served as Chief Operating Officer, GE Insurance Solutions, from 2004 to September 2005 and President and Chief Executive Officer of GE Property and Casualty Reinsurance from 2003 to 2004.

Lee Adrean (61) has been Corporate Vice President and Chief Financial Officer since October 2006. Prior to joining Equifax, he served as Executive Vice President and Chief Financial Officer of NDCHealth Corporation from 2004 to 2006. Prior thereto, he served as Executive Vice President and Chief Financial Officer of EarthLink, Inc. from 2000 until 2004.

John J. Kelley III (52) was appointed Corporate Vice President and Chief Legal Officer effective January 1, 2013, succeeding Kent E. Mast who retired from the position effective December 31, 2012. Mr. Kelley’s responsibilities include legal services, global sourcing, security and compliance, government and legislative relations, corporate governance and privacy functions. He was a senior partner in the Corporate Practice Group of the law firm of King & Spalding LLP from January 1993 to December 2012, specializing in a broad range of corporate finance transactions and securities matters, advising public clients regarding SEC reporting and disclosure requirements, and other corporate governance and compliance matters.

Coretha M. Rushing (56) has been Corporate Vice President and Chief Human Resources Officer since 2006. Prior to joining Equifax, she served as an executive coach and HR Consultant with Atlanta-based Cameron Wesley LLC. Prior thereto, she was Senior Vice President of Human Resources at The Coca-Cola Company, where she was employed from 1996 until 2004.

Paul J. Springman (67) has served as Corporate Vice President and Chief Marketing Officer since February 2004. Prior thereto, he was head of the Predictive Sciences unit from August 2002 until February 2004.

David C. Webb (57) became Chief Information Officer on January 19, 2010. Prior thereto, he served as Chief Operations Officer for SVB Financial Corp. from 2008, and from 2004 to 2008 was Chief Information Officer. Mr. Webb was Vice President, Investment Banking Division at Goldman Sachs, a leading global investment banking, securities and investment management firm, from 1999 to 2004. He was Chief Information Officer at Bank One from 1997 to 1999.

Rodolfo O. Ploder (52) has been President, U.S. Consumer Information Solutions since July 2010. Prior thereto, he served as President, International from January 2007 until June 2010. Prior thereto, he was Group Executive, Latin America from February 2004 to January 2007.

J. Dann Adams (55) has been President of Equifax’s Workforce Solutions subsidiary since July 2010. Prior thereto, he served as President, U.S. Consumer Information Solutions from 2007 to June 2010. Prior thereto, he served as Group Executive, North America Information Services from November 2003 until December 2006.

Paulino R. Barros (56) has been President, International since July 2010. Prior thereto, he served as President of PB&C Global Investments, LLC, an international consulting and investment firm. Prior thereto, he was President of Global Operations for AT&T.

Joseph M. Loughran, III (45) has been President, North America Personal Solutions since January 4, 2010. Prior thereto, he was Senior Vice President — Corporate Development from April 2006 to December 2009. Prior to joining Equifax he held various executive roles at BellSouth Corporation from May 2001 to April 2006, including most recently Managing Director-Corporate Strategy and Planning from May 2005 to April 2006. Prior to joining BellSouth, Mr. Loughran held various roles with McKinsey & Company, King & Spalding, and Lazard Frères & Co.

Alejandro (“Alex”) Gonzalez (43) has been President, North America Commercial Solutions since January 4, 2010. Prior thereto, he was Senior Vice President of Strategic Marketing from January 2006 to December 2009, and Customer Experience Leader for GE Insurance Solutions from January 2005 to December 2005.

Nuala M. King (59) has been Senior Vice President and Controller since May 2006. Prior thereto, she was Vice President and Corporate Controller from March 2004 to April 2006. Prior to joining Equifax, Ms. King served as Corporate Controller for UPS Capital from March 2001 until March 2004.

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections, including without limitation our expectations regarding the Company’s outlook, long-term organic and inorganic growth, and customer acceptance of our business solutions referenced above under “Business” and below under “Business Environment and Company Outlook.” These risks and uncertainties include, but are not limited to, those described below in Item 1A. Risk Factors, and elsewhere in this report and those described from time to time in our future reports filed with the United States Securities and Exchange Commission, or SEC. As a result of such risks and uncertainties, we urge you not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

We rely extensively upon data from external sources to maintain our proprietary and non-proprietary databases, including data received from customers, strategic partners and various government and public record sources. This data includes the widespread and voluntary contribution of credit data from most lenders in the U.S and many other markets as well as the contribution of data under proprietary contractual agreements, such as employers’ contribution of employment and income data to The Work Number, financial institutions’ contribution of individual financial data to IXI, telecommunications, cable and utility companies’ contribution of payment and fraud data to the National Cable, Telecommunications and Utility Exchange, and financial institutions’ contribution of small business borrowing information to the Small Business Financial Exchange. Our data sources could withdraw their data from us for a variety of reasons, including legislatively or judicially imposed restrictions on use. Where we currently have exclusive use of data, the providers of the data sources could elect to make the information available to competitors. We also compete with several of our third-party data suppliers. If a substantial number of data sources or certain key data sources were to withdraw or be unable to provide their data, if we were to lose access to data due to government regulation, if we lose exclusive right to the use of data, or if the collection of data becomes uneconomical, our ability to provide products and services to our clients could be materially adversely impacted, which could result in decreased revenue, net income and earnings per share.

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

The financial services, mortgage, retail and telecommunications industries are intensely competitive and have been subject to increasing consolidation. Continuation of the consolidation trends in these and other industries could result in lower average prices for the larger combined entities, lower combined purchases of our services than were purchased cumulatively by separate entities prior to consolidation or existing competitors increasing their market share in newly consolidated entities, which could have a material adverse effect on our business, financial condition and results of operations. We may not be able to compete successfully in an increasingly consolidated industry and cannot predict with certainty how industry consolidation will affect our competitors or us.

Security breaches and other disruptions to our information technology infrastructure could interfere with our operations, and could compromise Company, customer and consumer information, exposing us to liability which could cause our business and reputation to suffer.

In the ordinary course of business, we rely upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including business-to-business and business-to-consumer electronic commerce and internal accounting and financial reporting systems. Additionally, we collect and store sensitive data, including intellectual property, proprietary business information and personally identifiable information of our customers, employees, consumers and suppliers, in data centers and on information technology networks. The secure operation of these networks and systems, and of the processing and maintenance of this information, is critical to our business operations and strategy.

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

As part of our efforts to streamline operations and to reduce operating costs, we have outsourced various components of our application development, information technology, operational support and administrative functions and will continue to evaluate additional outsourcing. Although we have implemented service level agreements and have established monitoring controls, if our outsourcing vendors fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and support our customers, and our reputation could suffer. Any failure to perform on the part of these third party providers could impair our ability to operate effectively and could result in lower future revenue, unexecuted efficiencies and adversely impact our results of operations and our financial condition. Much of our outsourcing takes place in developing countries and, as a result, may be subject to geopolitical uncertainty.

Changes in interest rates and credit ratings could adversely affect our cost of capital and net income.

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

As a result of the debt crisis, concerns have been raised regarding the debt burden of certain countries using the euro as their currency and their ability to meet future financial obligations, the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. These concerns could lead to the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the euro currency entirely. Should the euro be dissolved entirely, the legal and contractual consequences for holders of euro-denominated obligations would be determined by laws in effect at such time. These potential developments, or market perceptions concerning these and related issues, could adversely affect the value of the Company's euro-denominated assets and obligations, particularly in Portugal, Spain and Ireland, and the future profitability or even viability of our operations in those countries. In addition, concerns over the effect of this financial crisis on financial institutions in Europe and globally could have an adverse impact on global economies and capital markets generally, and more specifically on the Company's business in Europe and the ability of the Company and its customers, suppliers and lenders to finance their respective businesses, to access liquidity at acceptable financing costs, if at all, and on the demand for our products and services.

The acquisition, integration or divestiture of businesses by us may not produce the desired financial or operating results.

During 2012, we completed the acquisition of various businesses in separate transactions, including certain business assets and the operations of Computer Sciences Corporation (“CSC Credit Services”) and several smaller international acquisitions. Expected benefits, synergies and growth from these initiatives may not materialize as planned. We may have difficulty assimilating new businesses and their products, services, technologies and personnel into our operations. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and materially adversely affect our operating results and financial condition. Also, we may not be able to retain key management and other critical employees after an acquisition.

Our customers and we are subject to various current governmental regulations, and could be affected by new laws or regulations, compliance with which may cause us to incur significant expenses, and if we fail to maintain satisfactory compliance with certain regulations, we could be subject to civil or criminal penalties.

Our businesses are subject to various significant international, federal, state and local regulations, including but not limited to privacy and consumer data protection, health and safety, tax, labor and environmental regulations. See “Item 1. Business – Information Security and Government Regulation” in this Form 10-K. These regulations are complex, change frequently and have tended to become more stringent over time. We may be required to incur significant expenses to comply with these regulations or to remedy violations of these regulations. Any failure by us to comply with applicable government regulations could also result in cessation of our operations or portions of our operations or impositions of fines and restrictions on our ability to carry on or expand our operations. In addition, because many of our products are regulated or sold into regulated industries, we must comply with additional regulations in marketing our products.

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

Sales outside the U.S. comprise 24% of our net operating revenue and, as a result, our business is subject to various risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent an increasing portion of our total revenue. In addition, many of our employees, suppliers, job functions and facilities are increasingly located outside the U.S. Accordingly, our future results could be harmed by a variety of factors including changes in specific country or region political, economic or other conditions; trade protection measures; data privacy and consumer protection regulations; difficulty in staffing and managing widespread operations; differing labor, intellectual property protection and technology standards and regulations; business licensing requirements or other requirements relating to making foreign direct investments, which could increase our cost of doing business in certain jurisdictions, prevent us from entering certain markets, increase our operating costs or lead to penalties or restrictions; difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner; implementation of exchange controls; and geopolitical instability, including terrorism and war.

We earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including among others the British pound, the Canadian dollar, the Brazilian real, the Argentine peso, the Chilean peso and the Euro. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenue, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. We generally do not mitigate the risks associated with fluctuating exchange rates, although we may from time to time through forward contracts or other derivative instruments hedge a portion of our translational foreign currency exposure or exchange rate risks associated with material transactions which are denominated in a foreign currency. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Accordingly, fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, may materially affect our consolidated financial results.

Additionally, we must comply with complex foreign and U.S. laws and regulations, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other local laws prohibiting corrupt payments to government officials, and anti-competition regulations. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, restrictions on our business conduct and on our ability to offer products in one or more countries, and could adversely affect our reputation, our ability to attract and retain employees, our international operations, our business and operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors or agents, as well as those companies to which we outsource certain of our business operations, will not violate our policies.

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

Unfavorable results of legal proceedings could materially adversely affect us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive offices are located at 1550 Peachtree Street, N.W., Atlanta, Georgia. Our other properties are geographically distributed to meet sales and operating requirements worldwide. We consider these properties to be both suitable and adequate to meet our current operating requirements, and most of the space is being utilized. We ordinarily lease office space for conducting our business and are obligated under approximately 80 leases and other rental arrangements for our field locations. We owned six office buildings at December 31, 2012, including our executive offices, two buildings which house our Atlanta, Georgia data center, two buildings utilized by our Workforce Solutions operations located in St. Louis, Missouri and Charleston, South Carolina, as well as a building utilized by our Latin America operations located in Sao Paulo, Brazil. We also own 23.5 acres adjacent to the Atlanta, Georgia data center.

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

California Bankruptcy Litigation. In consolidated actions filed in the U.S. District Court for the Central District of California, captioned Terri N. White, et al. v. Equifax Information Services LLC, Jose Hernandez v. Equifax Information Services LLC, Kathryn L. Pike v. Equifax Information Services LLC, and Jose L. Acosta, Jr., et al. v. Trans Union LLC, et al. , plaintiffs asserted that Equifax violated federal and state law (the FCRA, the California Credit Reporting Act and the California Unfair Competition Law) by failing to follow reasonable procedures to determine whether credit accounts are discharged in bankruptcy, including the method for updating the status of an account following a bankruptcy discharge. On August 20, 2008, the District Court approved a Settlement Agreement and Release providing for certain changes in the procedures used by defendants to record discharges in bankruptcy on consumer credit files. That settlement resolved claims for injunctive relief, but not plaintiffs’ claims for damages. On May 7, 2009, the District Court issued an order preliminarily approving an agreement to settle remaining class claims. The District Court subsequently deferred final approval of the settlement and required the settling parties to send a supplemental notice to those class members who filed a claim and objected to the settlement or opted out, with the cost for the re-notice to be deducted from the plaintiffs’ counsel fee award.   Mailing of the supplemental notice was completed on February 15, 2011.  The deadline for this group of settling plaintiffs to provide additional documentation to support their damage claims or to opt-out of the settlement was March 31, 2011.  On July 15, 2011, following another approval hearing, the District Court approved the settlement. Several objecting plaintiffs subsequently filed notices of appeal to the U.S. Court of Appeals for the Ninth Circuit. The parties have filed their briefs and the case is currently pending with oral arguments scheduled for March 2013.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Equifax’s common stock is traded on the New York Stock Exchange under the symbol “EFX.” As of January 31, 2013, Equifax had approximately 4,856 holders of record; however, Equifax believes the number of beneficial owners of common stock exceeds this number.

The table below sets forth the high and low sales prices per share of Equifax common stock, as reported on the New York Stock Exchange, for each quarter in the last two fiscal years and dividends declared per share:

	High Sales Price	Low Sales Price	Dividends (1)
	(In dollars)
2012
First Quarter	$44.60	$37.89	$0.18
Second Quarter	$48.03	$42.50	$0.18
Third Quarter	$49.49	$45.15	$0.18
Fourth Quarter	$55.52	$46.62	$0.18

2011
First Quarter	$38.88	$34.48	$0.16
Second Quarter	$39.90	$33.44	$0.16
Third Quarter	$35.75	$28.59	$0.16
Fourth Quarter	$39.26	$29.07	$0.16

(1)	Equifax’s Senior Credit Facility restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if a default exists or would result according to the terms of the credit agreement.

Shareholder Return Performance Graph

The following graph compares Equifax’s five-year cumulative total shareholder return with that of the Standard & Poor’s Composite Stock Index (S&P 500) and a peer group index, the Dow Jones U.S. General Financial Index. The graph assumes that value of the investment in our Common Stock and each index was $100 on the last trading day of 2007 and that all quarterly dividends were reinvested without commissions. Our past performance may not be indicative of future performance.

COMPARATIVE FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG EQUIFAX INC., S&P 500, AND DOW JONES U.S. GENERAL FINANCIAL INDICES

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS

VALUE OF $100 INVESTED AS OF JANUARY 1, 2008

	Fiscal Year Ended December 31,
	Initial	2008	2009	2010	2011	2012
Equifax Inc.	100.00	73.33	85.93	99.88	110.75	157.16
S&P 500 Index	100.00	63.00	79.67	91.67	93.61	108.59
DJ US General Financial Index	100.00	38.29	58.00	60.08	53.10	69.27

The table below contains information with respect to purchases made by or on behalf of Equifax of its common stock during the fourth quarter ended December 31, 2012:

Issuer Purchases of Equity Securities

				Maximum Number
				(or Approximate
			Total Number	Dollar Value)
	Total	Average	of Shares Purchased	of Shares that May
	Number	Price	as Part of	Yet Be Purchased
	of Shares	Paid	Publicly-Announced	Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
September 30, 2012				$227,063,511
October 1 - October 31, 2012	44,449	$-	-	$227,063,511
November 1 - November 30, 2012	-	$-	-	$227,063,511
December 1 - December 31, 2012	5,800	$-	-	$227,063,511
Total	50,249	$-	-	$227,063,511

(1)	The total number of shares purchased includes: (a) shares purchased pursuant to our publicly-announced share repurchase program, or Program; and (b) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options and vesting of restricted stock, totaling 44,449 shares for the month of October 2012, none for the month of November 2012, and 5,800 for the month of December 2012.

(2)	Average price paid per share for shares purchased as part of our publicly-announced plan (includes brokerage commissions).

(3)	Under the share repurchase program authorized by our Board of Directors, we purchased 1.9 million common shares on the open market during the twelve months ended December 31, 2012 for $85.1 million. At December 31, 2012, the amount authorized for future share repurchases under the Program was $227.1 million.

Information relating to compensation plans under which the Company’s equity securities are authorized for issuance is included in the section captioned “Equity Compensation Plan Information” in our 2013 Proxy Statement and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The table below summarizes our selected historical financial information for each of the last five years. The summary of operations data for the years ended December 31, 2012, 2011, 2010, and the balance sheet data as of December 31, 2012 and 2011, have been derived from our audited Consolidated Financial Statements included in this report. The summary of operations data for the years ended December 31, 2009 and 2008, and the balance sheet data as of December 31, 2010, 2009 and 2008, have been derived from our audited Consolidated Financial Statements not included in this report. The historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements in this report.

	Twelve Months Ended
	December 31,
	2012(1)(2)	2011(3)	2010(4)	2009(5)(6)(7)	2008(6)(7)
	(In millions, except per share data)
Summary of Operations:
Operating revenue	$2,160.5	$1,959.8	$1,859.5	$1,716.0	$1,813.6
Operating expenses	$1,671.5	$1,488.8	$1,429.5	$1,334.2	$1,374.6
Operating income	$489.0	$471.0	$430.0	$381.8	$439.0
Consolidated income from continuing operations	$280.8	$240.2	$243.3	$224.4	$254.9
Discontinued operations, net of tax (4)	$-	$1.5	$31.5	$16.1	$24.1
Net income attributable to Equifax	$272.1	$232.9	$266.7	$233.9	$272.8
Dividends paid to Equifax shareholders	$86.0	$78.1	$35.2	$20.2	$20.5
Diluted earnings per common share
Net income from continuing operations attributable to Equifax	$2.22	$1.87	$1.86	$1.70	$1.91
Discontinued operations attributable to Equifax	$-	0.01	0.25	0.13	0.18
Net income attributable to Equifax	$2.22	$1.88	$2.11	$1.83	$2.09
Cash dividends declared per common share	$0.72	$0.64	$0.28	$0.16	$0.16
Weighted-average common shares outstanding (diluted)	122.5	123.7	126.5	127.9	130.4

	As of December 31,
	2012(1)	2011	2010	2009(5)	2008
	(In millions)
Balance Sheet Data:
Total assets	$4,511.1	$3,518.7	$3,437.5	$3,550.5	$3,260.3
Short-term debt and current maturities	$283.3	$47.2	$20.7	$183.2	$31.9
Long-term debt, net of current portion	$1,447.4	$966.0	$978.9	$990.9	$1,187.4
Total debt, net	$1,730.7	$1,013.2	$999.6	$1,174.1	$1,219.3
Total equity	$1,959.2	$1,722.1	$1,708.4	$1,615.0	$1,323.5

(1)	On December 28, 2012, we acquired certain credit services business assets and operations of Computer Sciences Corporation (“CSC Credit Services”) for $1.0 billion. We financed the acquisition with available cash, the issuance of $500 million of 3.30% ten-year senior notes, and commercial paper borrowings under our CP program. The results of this acquisition are included in our USCIS segment after the date of acquisition and are not material for 2012. For additional information, see Note 4 of the Notes to Consolidated Financial Statements in this report.

(2)

During the fourth quarter of 2012, we offered certain former employees a voluntary lump sum payment option of their pension benefits or a reduced monthly annuity. Approximately 64% of the vested terminated participants elected to receive the lump sum payment which resulted in a payment of $62.6 million. An amendment to the USRIP was also approved which froze future salary increases for non-grandfathered participants and offered a one-time 9% increase to the service benefit. The settlement and amendment resulted in a $38.7 million pension charge. For additional information, see Note 11 of the Notes to Consolidated Financial Statements in this report.

(3)	On May 31, 2011, we completed the merger of our Brazilian business with Boa Vista Serviços S.A. (“BVS”) in exchange for a 15% equity interest in BVS, which was accounted for as a sale and was deconsolidated. BVS, an unrelated third party whose results we do not consolidate, is the second largest consumer and commercial credit information company in Brazil.

26

(4)

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

(5)

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

(6)	During 2009 and 2008, we recorded restructuring and asset write-down charges of $24.8 million and $16.8 million, respectively ($15.8 million and $10.5 million, respectively, net of tax). For additional information about the 2009 charges, see Note 12 of the Notes to the Consolidated Financial Statements in this report.

(7)	During 2009, we recorded a $7.3 million income tax benefit related to our ability to utilize foreign tax credits beyond 2009. In 2008 and 2006, we recorded income tax benefits of $14.6 million and $9.5 million, respectively, related to uncertain tax positions for which the statute of limitations expired.

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

BUSINESS OVERVIEW

We are a leading global provider of information solutions and human resources business process outsourcing services for businesses and consumers. We leverage some of the largest sources of consumer and commercial data, along with advanced analytics and proprietary decisioning technology, to create customized insights which enable our business clients to grow faster, more efficiently and more profitably, and to inform and empower consumers.

Clients rely on us for consumer and business credit intelligence, credit portfolio management, fraud detection, decisioning technology, marketing tools, and human resources and payroll services. We also offer a portfolio of products that enable individual consumers to manage their financial affairs and protect their identity. Our revenue stream is diversified among individual consumers and among businesses across a wide range of industries and international geographies.

Segment and Geographic Information

Segments.   The U.S. Consumer Information Solutions, or USCIS, segment, the largest of our five segments, consists of three product and service lines: Online Consumer Information Solutions, or OCIS; Mortgage Solutions; and Consumer Financial Marketing Services. OCIS and Mortgage Solutions revenue is principally transaction-based and is derived from our sales of products such as consumer credit reporting and scoring, mortgage settlement services, identity management and authentication, fraud detection and modeling services. USCIS also markets certain of our decisioning products which facilitate and automate a variety of consumer credit-oriented decisions. Consumer Financial Marketing Services revenue is principally project- and subscription-based and is derived from our sales of batch credit, consumer wealth or demographic information such as those that assist clients in acquiring new customers, cross-selling to existing customers and managing portfolio risk.

The International segment consists of Latin America, Europe and Canada Consumer. Canada Consumer’s products and services are similar to our USCIS offerings, while Europe and Latin America are made up of varying mixes of product lines that are in our USCIS, North America Commercial Solutions and North America Personal Solutions reportable segments.

The Workforce Solutions segment consists of the Verification Services and Employer Services business units. Verification Services revenue is transaction based and is derived primarily from employment, income and social security number verifications. Employer Services revenues are derived from our provision of certain human resources business process outsourcing services that include both transaction- and subscription-based product offerings. These services assist our clients with the administration of unemployment claims and employer-based tax credits, the handling of certain payroll-related transaction processing, and the management of the assessment of new hires.

North America Personal Solutions revenue is both transaction- and subscription-based and is derived from the sale of credit monitoring and identity theft protection products, which we deliver to consumers through the mail and electronically via the internet.

North America Commercial Solutions revenue is principally transaction based, with the remainder project based, and is derived from the sale of business information, credit scores and portfolio analytics that enable clients to utilize our reports to make financial, marketing and purchasing decisions related to businesses.

During the first quarter of 2013, we divested of two non-strategic business lines, Equifax Settlement Services which was part of our Mortgage business within the USCIS operating segment and generated $66.5 million of revenue in 2012 and Talent Management Services which was part of our Employer Services business within our Workforce Solutions operating segment and generated $21.0 million of revenue in 2012, for a total of approximately $48 million. The historical results of these operations will be classified as discontinued operations in the Consolidated Statements of Income beginning in the first quarter of 2013.

Geographic Information.   We currently operate in the following countries: Argentina, Brazil, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Paraguay, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay, and the U.S. Our operations in the Republic of Ireland focus on data handling and customer support activities. We have an investment in the second largest consumer and commercial credit information company in Brazil and offer consumer credit services in India and Russia through joint ventures. Of the countries we operate in, 76% of our revenue was generated in the U.S. during the twelve months ended December 31, 2012.

Key Performance Indicators.   Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. Key performance indicators for the twelve months ended December 31, 2012, 2011 and 2010, include the following:

	Key Performance Indicators
	Twelve Months Ended
	December 31,
	2012	2011	2010
	(Dollars in millions, except per share data)
Operating revenue	$2,160.5	$1,959.8	$1,859.5
Operating revenue change	10%	5%	8%
Operating income	$489.0	$471.0	$430.0
Operating margin	22.6%	24.0%	23.1%
Net income attributable to Equifax	$272.1	$232.9	$266.7
Diluted earnings per share from continuing operations	$2.22	$1.87	$1.86
Cash provided by operating activities	$496.3	$408.7	$352.6
Capital expenditures	$66.0	$75.0	$99.8

Operational and Financial Highlights.

•	On December 28, 2012, as a part of our long-term growth strategy of expanding our USCIS business, we acquired CSC Credit Services for $1.0 billion. We financed the acquisition with available cash, the issuance of $500 million of 3.30% ten-year senior notes, and commercial paper borrowings under our CP program. The results of this acquisition are included in our USCIS segment and are not material for 2012.

•	We repurchased 1.9 million shares of our common stock on the open market for $85.1 million during 2012.

Business Environment and Company Outlook

We expect U.S. mortgage refinancing activity to remain strong through the first half of 2013 but then trend down in the second half of 2013. We also expect a continuation of modest economic growth in most of our served markets. The environment will continue to be challenging as various countries deal with their particular political, fiscal, and economic issues. However, we continue to expect that our ongoing investments in new product innovation, business execution, enterprise growth initiatives, technology infrastructure, strategic acquisitions, and continuous process improvement will enable us, in a modestly growing economy, to deliver long term average organic revenue growth ranging between 6% and 8% with additional growth of 1% to 2% derived from strategic acquisitions. We also expect to grow earnings per share at a somewhat faster rate than revenue as a result of both operating and financial leverage. In 2013, we expect total revenue growth from continuing operations of 10% to 12%, as the impact of our acquisition of the CSC Credit Services business will more than outweigh the negative impact of the expected decline in U.S. mortgage volumes.

RESULTS OF OPERATIONS —

TWELVE MONTHS ENDED DECEMBER 31, 2012, 2011 AND 2010

Consolidated Financial Results

Operating Revenue

	Twelve Months Ended December 31,			Change
				2012 vs. 2011		2011 vs. 2010
Operating Revenue	2012	2011	2010	$	%	$	%
	(Dollars in millions)

U.S. Consumer Information Solutions	$916.8	$792.6	$743.0	$124.2	16%	$49.6	7%
International	486.2	492.9	482.8	(6.7)	-1%	10.1	2%
Workforce Solutions	463.1	404.3	395.6	58.8	15%	8.7	2%
North America Personal Solutions	204.5	180.7	157.6	23.8	13%	23.1	15%
North America Commercial Solutions	89.9	89.3	80.5	0.6	1%	8.8	11%
Consolidated operating revenue	$2,160.5	$1,959.8	$1,859.5	$200.7	10%	$100.3	5%

Revenue from continuing operations increased by 10% compared to 2011. The deconsolidation of our Brazilian business, which resulted from the merger of our business into a larger entity during the second quarter of 2011, negatively impacted revenue growth by $35.4 million in 2012, compared to the prior year, while all other revenue increased by 12% compared to 2011. The growth in 2012 was driven by strong execution of key strategic initiatives and the impact of increased mortgage refinancing activity in the U.S.  The effect of foreign exchange rates, in locations other than Brazil, reduced revenue by $12.5 million in 2012 compared to the prior year.

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

Operating Expenses

	Twelve Months Ended December 31,			Change
				2012 vs. 2011		2011 vs. 2010
Operating Expenses	2012	2011	2010	$	%	$	%
	(Dollars in millions)

Consolidated cost of services	$829.1	$758.8	$759.9	$70.3	9%	$(1.1)	0%
Consolidated selling, general and administrative expenses	678.7	564.5	507.4	114.2	20%	57.1	11%
Consolidated depreciation and amortization expense	163.7	165.5	162.2	(1.8)	-1%	3.3	2%
Consolidated operating expenses	$1,671.5	$1,488.8	$1,429.5	$182.7	12%	$59.3	4%

Cost of Services.   Cost of services from continuing operations increased $70.3 million in 2012 compared to the prior year. The increase was due primarily to the impact of increased salary expense, direct production expenses and contract service expenses of $79.7 million as well as smaller increases in other expenses to support revenue growth. The increase in expense in 2012 was partially offset by decreases related to the deconsolidation of our Brazilian business. The impact of changes in foreign currency exchange rates decreased our cost of services by $3.4 million.

The slight increase in cost of services from continuing operations in 2011, when compared to 2010, was due primarily to the impact of increased salary and benefits expense and contract services expenses of $31.1 million, and by the impact of changes in foreign currency exchange rates which increased our cost of services by $7.2 million, largely offset by decreases related to the deconsolidation of our Brazilian business.

Selling, General and Administrative Expenses.   The increase in selling, general and administrative expense from continuing operations in 2012, as compared to 2011, included a $38.7 million non-cash pension settlement charge that occurred in the fourth quarter of 2012. The remaining increase was primarily due to increased salary, incentive, and professional and contractor services expenses of $70.2 million as well as higher marketing and other expenses partially offset by decreases in expenses related to the deconsolidation of our Brazilian business.  The impact of changes in foreign currency exchange rates decreased our selling, general and administrative expense by $2.7 million.

Selling, general and administrative expense from continuing operations increased $57.1 million in 2011 compared to 2010. The increase was primarily due to increased salary and incentive expense of $33.3 million, higher advertising expenses of $9.1 million and higher severance costs offset by decreases in expenses related to the deconsolidation of our Brazilian business.  The impact of changes in foreign currency exchange rates increased our selling, general and administrative expense by $5.2 million in 2011.

Depreciation and Amortization.    The slight decrease in depreciation and amortization expense in 2012, as compared to 2011, is primarily due to the decline in amortization of certain purchased intangibles acquired as part of the TALX acquisition in 2007 which fully amortized during the second quarter of 2011 and the amortization and depreciation decrease resulting from the deconsolidation of our Brazilian business.  This decrease was partially offset by our two 2011 acquisitions within Workforce Solutions.

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

Operating Income and Operating Margin

	Twelve Months Ended December 31,			Change
				2012 vs. 2011			2011 vs. 2010
Operating Income and Operating Margin	2012	2011	2010	$	%		$	%
	(Dollars in millions)

Consolidated operating revenue	$2,160.5	$1,959.8	$1,859.5	$200.7	10%		$100.3	5%
Consolidated operating expenses	(1,671.5)	(1,488.8)	(1,429.5)	(182.7)	12%		(59.3)	4%
Consolidated operating income	$489.0	$471.0	$430.0	$18.0	4%		$41.0	10%
Consolidated operating margin	22.6%	24.0%	23.1%		-1.4	pts		0.9	pts

In 2012, operating expenses increased at a slightly faster rate than revenue, and operating income increased at a lower rate than revenue, due to a $38.7 million pension settlement recorded during the fourth quarter of 2012, partially offset by improvements in margins in four of our business segments. The overall operating margin decreased in 2012 compared to the prior year period due primarily to the pension settlement in 2012 which negatively impacted margin by 180 basis points, and by increases in corporate expenses other than the pension settlement, which increased faster than revenues. These negative impacts on operating margin were partially offset by improvements in margins in our USCIS, International, Workforce Solutions and Personal Solutions businesses, driven by revenue growth.

Operating income from continuing operations for 2011 increased faster than revenue due to operating leverage from revenue growth and business mix as well as the deconsolidation of Brazil, which reduced reported revenue, but which had little impact on operating profit because it had been operating near break-even. These factors resulted in operating margin improvement of 90 basis points to 24.0% compared to 2010.

Other Expense, Net

	Twelve Months Ended December 31,			Change
				2012 vs. 2011		2011 vs. 2010
Other Expense, Net	2012	2011	2010	$	%	$	%
	(Dollars in millions)

Consolidated interest expense	$55.4	$55.1	$56.1	$0.3	1%	$(1.0)	-2%
Consolidated other expense (income), net	(6.6)	7.7	(1.3)	(14.3)	-186%	9.0	nm
Consolidated other expense, net	$48.8	$62.8	$54.8	$(14.0)	-22%	$8.0	15%
Average cost of debt	5.3%	5.5%	5.2%
Total consolidated debt, net, at year end	$1,730.7	$1,013.2	$999.6	$717.5	71%	$13.6	1%

 nm - not meaningful

Interest expense increased slightly in 2012, when compared to the same period in 2011, due to the issuance of $500 million of 3.30% ten-year senior notes in December 2012. Our consolidated debt balance has increased at December 31, 2012, as a result of the issuance of $500 million of 3.30% senior notes and additional borrowings in the form of commercial paper to fund the acquisition of CSC Credit Services. The decrease in the average cost of debt for 2012 is due to the issuance of the $500 million Senior Notes at a lower interest rate and additional low rate commercial paper outstanding on average year to date which caused the average cost of debt to decrease as compared to the prior year period.

Interest expense decreased slightly in 2011, when compared to the same period in 2010, due to lower average debt balances outstanding for 2011 as compared to 2010. Our consolidated debt balance increased at December 31, 2011, as a result of additional borrowings in the form of commercial paper, on which interest rates and accordingly interest expense were very low. The increase in the average cost of debt for 2011 is due to less low rate commercial paper outstanding on average throughout the year which caused the average cost of debt to increase as compared to the prior year period.

 Other expense (income), net, from continuing operations for 2012, decreased $14.3 million, as compared to the prior year periods. The decrease is primarily due to the merger of our Brazilian business during the second quarter of 2011. On May 31, 2011, we completed the merger of our Brazilian business with Boa Vista Servicos S.A. (“BVS”), which was accounted for as a sale and deconsolidated, in exchange for a 15% equity interest in BVS (“the Brazilian Transaction”).  We recorded a $10.3 million pre-tax loss on the Brazilian Transaction in other expense (income), net. Other expense, net, was also reduced in 2012 by higher income from our minority investment in Russia and interest earned of higher cash balances during 2012.

Other expense (income), net, from continuing operations for 2011 increased $9.0 million as compared to the prior year. The increase is primarily due to the merger of our Brazilian business during the second quarter of 2011. We recorded a $10.3 million pre-tax loss on the Brazilian Transaction in other expense (income), net.

Income Taxes

	Twelve Months Ended December 31,			Change
				2012 vs. 2011		2011 vs. 2010
Provision for Income Taxes	2012	2011	2010	$	%	$	%
	(Dollars in millions)

Consolidated provision for income taxes	$159.4	$168.0	$131.9	$(8.6)	-5%	$36.1	27%
Effective income tax rate	36.2%	41.2%	35.1%

Our effective rate was 36.2% for 2012, down from 41.2% for the same period in 2011. The 2011 rate was higher primarily due to the impact of the Brazilian Transaction which increased our effective rate by 5.2%. In addition, the 2012 rate increased by 4.7% compared to the prior year due the one-time effects of certain international tax planning implemented during the year. This is offset by a 3.5% one-time benefit associated with a tax method change approved by tax authorities in 2012. In addition, the 2012 rate benefited from certain federal, state and international benefits that we do not expect to recur in future years. We expect our effective tax rate in 2013 to be in the range of 35% to 37%.

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

Net Income

	Twelve Months Ended December 31,			Change
				2012 vs. 2011		2011 vs. 2010
Net Income	2012	2011	2010	$	%	$	%
	(In millions, except per share amounts)

Consolidated operating income	$489.0	$471.0	$430.0	$18.0	4%	$41.0	10%
Consolidated other expense, net	(48.8)	(62.8)	(54.8)	14.0	-22%	(8.0)	15%
Consolidated provision for income taxes	(159.4)	(168.0)	(131.9)	8.6	-5%	(36.1)	27%
Consolidated net income from continuing operations	$280.8	$240.2	$243.3	$40.6	17%	$(3.1)	-1%
Discontinued operations, net of tax	$-	1.5	31.5	(1.5)	-100%	$(30.0)	-95%
Net income attributable to noncontrolling interests	(8.7)	(8.8)	(8.1)	0.1	-1%	(0.7)	9%
Net income attributable to Equifax	$272.1	$232.9	$266.7	$39.2	17%	$(33.8)	-13%
Diluted earnings per common share
Net income from continuing operations attributable to Equifax	$2.22	$1.87	$1.86	$0.35	19%	$0.01	1%
Discontinued operations attributable to Equifax	-	0.01	0.25	$(0.01)	-100%	$(0.24)	-95%
Net income attributable to Equifax	$2.22	$1.88	$2.11	$0.34	18%	$(0.23)	-11%
Weighted-average shares used in computing diluted earnings per share	122.5	123.7	126.5

Consolidated net income from continuing operations increased $40.6 million, or 17%, in 2012 compared to 2011 due primarily to an $18.0 million increase in operating income in 2012, driven by improvements in four of our five business segments, and the $27.8 million loss recorded on the Brazilian Transaction (reflected in other expense and income tax expense, as previously described) in 2011, for which no comparable losses were incurred in 2012.

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

Segment Financial Results

U.S. Consumer Information Solutions

	Twelve Months Ended December 31,			Change
				2012 vs. 2011			2011 vs. 2010
U.S. Consumer Information Solutions	2012	2011	2010	$	%		$	%
	(Dollars in millions)
Operating revenue:
Online Consumer Information Solutions	$607.0	$519.8	$485.2	$87.2	17%		$34.6	7%
Mortgage Solutions	161.0	119.5	113.5	41.5	35%		6.0	5%
Consumer Financial Marketing Services	148.8	153.3	144.3	(4.5)	-3%		9.0	6%
Total operating revenue	$916.8	$792.6	$743.0	$124.2	16%		$49.6	7%
% of consolidated revenue	42%	40%	40%
Total operating income	$341.7	$287.3	$269.8	$54.4	19%		$17.5	6%
Operating margin	37.3%	36.2%	36.3%		1.1	pts		-0.1	pts

U.S. Consumer Information Solutions revenue increased 16% in 2012 as compared to 2011 due to the impact of a high level of mortgage activity as well as certain new product, pricing and market penetration initiatives implemented during 2011 and into 2012. We expect that the additional revenue in 2013 resulting from the acquisition of CSC Credit Services will more than offset an anticipated decline in mortgage-related revenue as a result of an expected market decline in mortgage origination volumes. The increase in revenue for 2011, as compared to 2010, was a result of growth across all of our USCIS business lines.

OCIS.   2012 revenue increased 17% when compared to the prior year.  About half of the increase resulted from increased volume and improved pricing in mortgage end-use markets, while the other half came predominately from pricing and new product initiatives. For the year, core credit decision transaction volume increased by 4% while average revenue per transaction increased by 9%, resulting from the increase in mortgage volume (at higher than average pricing) as a share of our overall mix and from specific market segment pricing initiatives, while the remainder of our 17% growth came from products billed on a subscription basis and other revenue sources. The increase in revenue for 2011, as compared to 2010, was driven by increased market volume, particularly in the credit card and auto markets; new customer wins; new service introductions; and select pricing actions in subscription and wholesale arrangements. An 11% increase in core credit decision transaction volumes was partially offset by lower average price per transaction for our transaction based revenue.

Mortgage Solutions.   Revenue increased 35% in 2012 when compared to 2011 due primarily to increased sales in core mortgage reporting services as a result of higher mortgage refinancings stimulated by historically low mortgage interest rates; the sale of newer mortgage information products which help lenders better manage risk; and growth in settlement services revenue as a result of the favorable market conditions and increased market share from existing customers. Revenue increased in 2011 primarily due to increased sales of settlement services as a result of increased market share from existing customers partially offset by the declines in core mortgage reporting services due to lower refinancing activity as compared to the comparable periods of 2010.

Consumer Financial Marketing Services.   Revenue decreased in 2012, as compared to 2011, resulting from a decline in demand for wealth-based consumer information services due to reductions in their use for credit marketing by some large financial institutions. This decrease was partially offset in by growth in traditional credit-based pre-screen revenue and increased portfolio management revenue. Revenue for 2011 increased, as compared to 2010, due to continued growth in credit-based pre-screen and portfolio management revenue as well as strong market penetration of wealth-based consumer information services.

U.S. Consumer Information Solutions Operating Margin.   USCIS operating margins increased 110 basis points to 37.3% in 2012 due to the benefits of strong revenue growth in a business with significant fixed costs. In 2011, improved margins in online credit services and CFMS resulting from solid revenue growth were offset by lower margins in mortgage solutions due to less favorable product mix and by expense investment and increased acquisition-related amortization associated with our fourth quarter 2010 acquisition of Anakam.

International

	Twelve Months Ended December 31,			Change
				2012 vs. 2011			2011 vs. 2010
International	2012	2011	2010	$	%		$	%
	(Dollars in millions)
Operating revenue:
Latin America	$187.4	$208.8	$231.3	$(21.4)	-10%		$(22.5)	-10%
Europe	169.7	158.7	137.6	11.0	7%		21.1	15%
Canada Consumer	129.1	125.4	113.9	3.7	3%		11.5	10%
Total operating revenue	$486.2	$492.9	$482.8	$(6.7)	-1%		$10.1	2%
% of consolidated revenue	23%	25%	26%
Total operating income	$143.8	$132.2	$119.4	$11.6	9%		$12.8	11%
Operating margin	29.6%	26.8%	24.7%		2.8	pts		2.1	pts

International revenue in 2012 decreased 1% compared to the prior year.  While the deconsolidation of Brazil negatively impacted revenue by $35.4 million in 2012, revenue in our other geographies increased by 6% in 2012 as compared to 2011.  Local currency revenue, excluding Brazil, increased 9% in 2012 due to growth across our other geographies.  Local currency fluctuations against the U.S. dollar, excluding Brazil, negatively impacted our International revenue by $12.3 million, or 3%.

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

Latin America.    Revenue decreased by 10% in 2012 as compared to the prior year period. While the deconsolidation of Brazil negatively impacted revenue by $35.4 million in 2012, revenue in our other Latin American countries increased 8% in 2012 as compared to 2011.  Local currency revenue, excluding Brazil, increased by 12% due most particularly to strong growth in Argentina, Uruguay and Ecuador slightly offset by a small decline in Chile due to a regulatory change in allowable uses of credit reports. Local currency fluctuations against the U.S. dollar, excluding Brazil, negatively impacted revenue by $6.5 million, or 4%.

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

Europe.   2012 revenue increased 7% compared to 2011. In local currency, revenue growth was 10% driven by increased sales primarily in the personal solutions and analytical services business lines despite more challenging economic conditions. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $4.4 million, or 3%.

Revenue increased 15% in 2011 compared to the same period in 2010 due to increased sales in most product segments and the impact of a first quarter 2011 acquisition, as well as the favorable impact of changes in foreign exchange rates. In local currency, revenue was up 11% in 2011. Local currency fluctuations against the U.S. dollar favorably impacted revenue by $6.0 million, or 4%.

Canada Consumer.   Local currency revenue increased 4% in 2012, as compared to 2011, primarily due to increased volumes for our analytical services products.   Local currency fluctuations against the U.S. dollar negatively impacted revenue by $1.4 million, or 1%.

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

International Operating Margin.   Operating margin increased in 2012 as compared to 2011 primarily due to the deconsolidation of our Brazilian business, whose margins had declined in recent periods, slightly offset by restructuring expenses in the third quarter of 2012.  Operating margin increased in 2011 as compared to the prior year period also due to the deconsolidation of our Brazilian business part way through the year.  The 2011 operating margins were also impacted by increased investments in new product development and increased sales force, particularly in Brazil prior to the deconsolidation of the business.

Workforce Solutions

	Twelve Months Ended December 31,			Change
				2012 vs. 2011			2011 vs. 2010
Workforce Solutions	2012	2011	2010	$	%		$	%
	(Dollars in millions)
Operating Revenue:
Verification Services	$258.5	$192.5	$183.4	$66.0	34%		$9.1	5%
Employer Services	204.6	211.8	212.2	(7.2)	-3%		(0.4)	0%
Total operating revenue	$463.1	$404.3	$395.6	$58.8	15%		$8.7	2%
% of consolidated revenue	21%	21%	21%
Total operating income	$107.9	$90.7	$92.1	$17.2	19%		$(1.4)	-2%
Operating margin	23.3%	22.4%	23.3%		0.9	pts		-0.9	pts

Verification Services.   Revenue increased 34% in 2012, compared to 2011, due to 36% growth in mortgage-related verification revenue resulting from the strong level of mortgage refinancing activity during 2012, 18% growth in non-mortgage verification revenue, and the benefit of our third quarter 2011 acquisition of DataVision Resources.  As we anniversary the DataVision Resources acquisition and begin comparing future results to 2012 when mortgage refinancing activity was strong, growth rates in 2013 will likely be lower than those in 2012.

Revenue increased in 2011, compared to the prior year period, as high single digit percentage revenue growth in verifications provided to non-mortgage customers and the benefit of our third quarter 2011 acquisition of DataVision Resources were partially offset by high single digit declines in verification revenue from mortgage customers due to reduced mortgage activity.

Employer Services.   Revenue decreased 3% in 2012 as compared to 2011. Revenue declined in our Tax Management Services business due to lower overall claims activity in our unemployment cost management business and, beginning in the third quarter, the delay in the renewal of the federal Work Opportunity Tax Credit program which was renewed on December 31, 2012. Revenue also declined in our Talent Management Services business due to decreased government hiring activity. These declines were partially offset by growth achieved in our transaction-based complementary services.

Revenue for 2011 as compared to 2010 slightly decreased. Declines in our talent recruitment and management services business due to decreased government hiring activity at the U.S. Transportation Security Administration and reduced licensing revenue were largely offset by revenue growth in our complementary services business.

Workforce Solutions Operating Margin.   Operating margin for 2012 increased as compared to 2011. The increase in margin was driven by the revenue growth during the year in products with a high degree of fixed costs. Operating margin for 2011, when compared to the prior year period, decreased due to revenue and associated margin declines in government-based tax transcript verification services and talent recruitment and management services as a result of a slowdown in mortgage-related activity and decreased license revenue, respectively. There was also increased acquisition-related amortization associated with our two acquisitions in the latter half of 2011.

North America Personal Solutions

	Twelve Months Ended December 31,			Change
				2012 vs. 2011			2011 vs. 2010
North America Personal Solutions	2012	2011	2010	$	%		$	%
	(Dollars in millions)

Total operating revenue	$204.5	$180.7	$157.6	$23.8	13%		$23.1	15%
% of consolidated revenue	10%	9%	9%
Total operating income	$61.6	$54.1	$44.6	$7.5	14%		$9.5	21%
Operating margin	30.1%	29.9%	28.3%		0.2	pts		1.6	pts

The increase in revenue in 2012, as compared to 2011, was primarily due to increased direct to consumer, Equifax-branded subscription service revenue which was up 16% in 2012. The increase was driven by higher average revenue per subscriber due to new product offerings and better market segmentation and, to a lesser extent, by higher subscription sales resulting in higher average subscriber counts.  Operating margin increased slightly in 2012, as compared to 2011, primarily due to higher revenue partially offset by an increase in marketing.

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

North America Commercial Solutions

	Twelve Months Ended December 31,			Change
				2012 vs. 2011			2011 vs. 2010
North America Commercial Solutions	2012	2011	2010	$	%		$	%
	(Dollars in millions)

Total operating revenue	$89.9	$89.3	$80.5	$0.6	1%		$8.8	11%
% of consolidated revenue	4%	5%	4%
Total operating income	$19.8	$23.6	$19.5	$(3.8)	-16%		$4.1	21%
Operating margin	22.0%	26.5%	24.2%		-4.5	pts		2.3	pts

Revenue increased 1% in 2012 both in reported currency and local currency as compared to 2011. Transaction-based revenue serving credit risk needs of our customers, which represents approximately 60% of our revenue, grew 5% in 2012 as compared to the prior year. This growth was offset by a 5% decline in project-oriented revenue as customers delayed or canceled certain small business marketing programs given the uncertain environment for small businesses. Operating margin decreased in 2012 due to marginal revenue growth combined with a 7% increase in operating expenses as the business continues to invest in its longer term strategy despite the current slowdown in demand for marketing services.

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

General Corporate Expense

	Twelve Months Ended December 31,			Change
				2012 vs. 2011		2011 vs. 2010
General Corporate Expense	2012	2011	2010	$	%	$	%
	(Dollars in millions)

General corporate expense	$185.8	$116.9	$115.4	$68.9	59%	$1.5	1%

Our general corporate expenses are costs that are incurred at the corporate level and include those expenses impacted by corporate direction, such as shared services, administrative, legal, equity compensation costs and restructuring expenses. General corporate expenses increased by $68.9 million in 2012, compared to 2011, primarily due to the $38.7 million pension settlement recorded in 2012 along with higher salary and incentive costs, spending to support corporate growth and infrastructure initiatives, and costs associated with completing our acquisition of CSC Credit Services’ assets, partially offset by lower technology costs.

General corporate expenses increased by $1.5 million in 2011, compared to 2010, primarily due to higher salary and incentive costs partially offset by lower technology costs and professional fees.

LIQUIDITY AND FINANCIAL CONDITION

Management assesses liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. We continue to generate substantial cash from operating activities and remain in a strong financial position managing our capital structure to meet short- and long-term objectives including reinvestment in existing businesses and strategic acquisitions.

Sources and Uses of Cash

Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity. We expect that funds generated from results of operations will be sufficient to finance our anticipated working capital and other cash requirements (such as capital expenditures, interest payments, debt payments, potential pension funding contributions and dividend payments) for the foreseeable future. In the event that credit market conditions were to deteriorate, we would rely more heavily on borrowings from the Senior Credit Facility as described below. During the fourth quarter, we extended the maturity date of our Senior Credit Facility from February 2015 to December 2017 and increased the borrowing limits from $500.0 million to $750.0 million.  At December 31, 2012, $483.6 million was available to borrow under our Senior Credit Facility. Our Senior Credit Facility does not include a provision under which lenders could refuse to allow us to borrow under this facility in the event of a material adverse change in our financial condition, as long as we are in compliance with the covenants contained in the lending agreement.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the twelve months ended December 31, 2012, 2011 and 2010:

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(Dollars in millions)

Operating activities	$496.3	$408.7	$352.6	$87.6	$56.1
Investing activities	$(1,083.6)	$(204.1)	$1.0	$(879.5)	$(205.1)
Financing activities	$606.3	$(195.9)	$(335.3)	$802.2	$139.4

Operating Activities

Cash provided by operating activities for 2012 increased by $87.6 million over the prior year.  Cash provided from net income, excluding the impact of the 2012 pension settlement and the 2011 impact of divestitures, increased $51.5 million.  The remaining increase in cash from operations was driven primarily by changes in net working capital and other balance sheet changes, most notably a $52.0 million reduction in cash used in current liabilities, reflecting in part an increase in accrued salaries and incentives partially offset by a change in accrued taxes, including certain items related to the merger of our business in Brazil into BVS. The increase was also driven by $40 million of pension contributions in 2011 that did not recur in 2012. These increases were partially offset by a $30.1 million reduction in cash related to deferred income taxes and a $24.9 million use of cash related to increased prepaid assets and other current assets.

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

Fund Transfer Limitations.   The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited, in some cases, by certain restrictions imposed by foreign governments; these restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends. We currently hold $101.9 million of cash in our foreign subsidiaries.

Investing Activities

	Twelve Months Ended December 31,			Change
Net cash used in:	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(Dollars in millions)

Capital expenditures	$66.0	$75.0	$99.8	$(9.0)	$(24.8)

Our capital expenditures are used for developing, enhancing and deploying new and existing software in support of our expanding product set, replacing or adding equipment, updating systems for regulatory compliance, the licensing of software applications and investing in system reliability, security and disaster recovery enhancements.

Capital expenditures in 2012 were lower than 2011 primarily due to the purchase of a building in our Workforce Solutions segment during the first quarter of 2011.

Capital expenditures in 2011 were lower than 2010 primarily due to the purchase of our headquarters building in Atlanta, Georgia during the first quarter of 2010 for cash consideration of $29.0 million, partially offset by an increase in investments in new products and technology infrastructure in 2011.

Acquisitions, Divestitures and Investments

	Twelve Months Ended December 31,			Change
Net cash used in:	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(Dollars in millions)

Acquisitions, net of cash acquired	$(1,016.4)	$(127.4)	$(82.6)	$(889.0)	$(44.8)
Proceeds received from divestitures	$2.5	$2.5	$181.7	$-	$(179.2)
Investment in unconsolidated affiliates, net	$(3.7)	$(4.2)	$1.7	$0.5	$(5.9)

2012 Acquisitions and Investments.   On December 28, 2012, as a part of our long-term growth strategy of expanding our USCIS business, we acquired certain credit services business assets and operations of Computer Sciences Corporation (“CSC Credit Services”) for $1.0 billion. We financed the acquisition with available cash, the issuance of $500 million of 3.30% ten-year senior notes, and commercial paper borrowings under our CP program. The results of this acquisition are included in our USCIS segment.

To further broaden our product offerings, during the twelve months ended December 31, 2012, we completed a number of smaller acquisitions of information services businesses in the European and Latin American regions of our International segment. The results of these acquisitions are not material.

During the second quarter of 2010, we sold our APPRO product line, generating cash proceeds of approximately $67 million.  Approximately $5 million of the purchase price was paid by the acquirer into an escrow account that was released to us, upon the satisfaction of certain conditions, over the two year period following the sale.  We received the final payment of $2.5 million from the escrow account during the second quarter of 2012. During 2012, we also invested $3.7 million in our joint ventures in India and Russia.

2011 Acquisitions and Investments.   On August 1, 2011, to further enhance our market position, we acquired DataVision Resources, which provides data and business solutions to mortgage, insurance and financial services sectors, for $50.0 million.  The results of this acquisition have been included in our Workforce Solutions segment.

To further broaden our product offerings, during the twelve months ended December 31, 2011, we completed a number of smaller acquisitions of information services businesses in the European and Latin American regions of our International segment as well as our U.S. Consumer Information Solutions and Workforce Solutions segments. The results of these acquisitions are not material.

During the second quarter of 2010, we sold our APPRO product line, generating cash proceeds of approximately $67 million.  Approximately $5 million of the purchase price was paid by the acquirer into an escrow account that was released to us, upon the satisfaction of certain conditions, over the two year period following the sale.  We received $2.5 million from the escrow account during the second quarter of 2011. During 2011, we also invested $4.2 million in our joint ventures in India and Russia.

2010 Acquisitions, Divestitures and Investments. On October 1, 2010, we acquired Anakam, Inc., a provider of large-scale, software-based, multi-factor identity authentication solutions for $64.3 million.  The results of this acquisition are included in our U.S. Consumer Information Solutions segment.

To further enhance our market share, during the twelve months ended December 31, 2010, we completed four smaller acquisitions totaling $12.3 million, net of cash acquired.  These transactions were in our International segment and the results of these acquisitions are not material.

During 2010, we resolved a contingent earn-out associated with a 2008 acquisition included in our Workforce Solutions segment.  The earn-out of $6 million was measured on the completion of 2009 revenue targets and was accrued at December 31, 2009.

 On April 23, 2010, we sold our APPRO product line for approximately $72 million.  On July 1, 2010, we sold the assets of our Direct Marketing Services division (“DMS”) for approximately $117 million.  Both of these were previously reported in our U.S. Consumer Information Solutions segment.  We have presented the APPRO and DMS operations as discontinued operations for all periods presented.  The discontinued operations are further described in Note 3 of the Notes to the Consolidated Financial Statements in this report.

For additional information about our acquisitions, see Note 4 of the Notes to Consolidated Financial Statements in this report.

Financing Activities

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(Dollars in millions)

Net short-term borrowings (repayments)	$234.1	$24.4	$(134.0)	$209.7	$158.4
Net borrowings (repayments) under long-term revolving credit facilities	$-	$-	$(5.0)	$-	$5.0
Payments on long-term debt	$(15.2)	$(16.7)	$(20.8)	$1.5	$4.1
Proceeds from issuance of long-term debt	$499.2	$-	$-	$499.2	$-

Credit Facility Availability.   Our principal unsecured revolving credit facility with a group of banks, which we refer to as the Senior Credit Facility, permits us to borrow up to $750.0 million through December 2017. The Senior Credit Facility may be used for general corporate purposes. Availability of the Senior Credit Facility for borrowings is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding principal amount of our commercial paper (CP) notes.

Our $750.0 million CP program has been established to allow for borrowing through the private placement of CP with maturities ranging from overnight to 397 days. We may use the proceeds of CP for general corporate purposes. The CP program is supported by our Senior Credit Facility and, pursuant to our existing Board of Directors authorization, the total amount of CP which may be issued is reduced by the amount of any outstanding borrowings under our Senior Credit Facility.

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

At December 31, 2012, there were no borrowings outstanding under our Senior Credit Facility and $265.0 million outstanding under our CP program. At December 31, 2012, a total of $483.6 million was available under our Senior Credit Facility.

At December 31, 2012, approximately 68% of our debt was fixed rate and 32% was effectively variable rate. Our variable-rate debt, consisting of our five-year senior notes due 2014 (against which we have executed interest rate swaps to convert interest expense from fixed rates to floating rates), generally bearing interest based on a specified margin plus a base rate (LIBOR), and of our issued commercial paper, which bears short-term interest rates based on the CP market for investment grade issuers. The interest rates reset periodically, depending on the terms of the respective financing arrangements. At December 31, 2012, interest rates on our variable-rate debt ranged from 0.4% to 2.1%.

Borrowing and Repayment Activity.   Net short-term borrowings (repayments) primarily represent activity under our CP program, as well as activity under our Canadian short-term revolving credit agreement. Net (repayments) borrowings under long-term revolving credit facilities relates to activity on our Senior Credit Facility. We primarily borrow under our CP program, when available.

The increase in net short-term borrowings (repayments) primarily reflects the outstanding borrowings of $265.0 million of CP notes as of December 31, 2012, that was used to partially finance the acquisition of CSC Credit Services. The change in net short-term borrowings (repayments) in 2011 primarily reflects the outstanding borrowings of CP notes at December 31, 2011 as compared to a net repayment of $134.0 million of CP notes during 2010 as we decreased our use of CP to fund our capital needs.

On December 17, 2012, we received proceeds of $499.2 million from the issuance of ten-year senior notes with a stated interest rate of 3.30% in an underwritten public offering. Interest is payable semi-annually in arrears on December 15 and June 15 of each year. We used the net proceeds of the sale of the notes to finance the acquisition of CSC Credit Services in December 2012.

Debt Covenants.   Our outstanding indentures and comparable instruments contain customary covenants including, for example, limits on secured debt and sale/leaseback transactions. In addition, our Senior Credit Facility requires us to maintain a maximum leverage ratio of not more than 3.5 to 1.0, and limit the amount of subsidiary debt. Our leverage ratio was 2.08 at December 31, 2012. None of these covenants are considered restrictive to our operations and, as of December 31, 2012, we were in compliance with all of our debt covenants.

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

Long-term ratings of BBB- and Baa3 or better by S&P and Moody’s, respectively, reflect ratings on debt obligations that fall within a band of credit quality considered to be “investment grade”. At December 31, 2012, the long-term ratings for our obligations were BBB+ and Baa1, which are consistent with the ratings and outlooks which existed at December 31, 2011. A downgrade in our credit rating would increase the cost of borrowings under our CP program and credit facilities, and could limit, or in the case of a significant downgrade, preclude our ability to issue CP. If our credit ratings were to decline to lower levels, we could experience increases in the interest cost for any new debt. In addition, the market’s demand for, and thus our ability to readily issue, new debt could become further influenced by the economic and credit market environment.

For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 6 of the Notes to Consolidated Financial Statements in this report.

Equity Transactions

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(Dollars in millions)

Treasury stock purchases	$(85.1)	$(142.3)	$(167.5)	$57.2	$25.2
Dividends paid to Equifax shareholders	$(86.0)	$(78.1)	$(35.2)	$(7.9)	$(42.9)
Dividends paid to noncontrolling interests	$(4.8)	$(5.6)	$(5.1)	$0.8	$(0.5)
Proceeds from exercise of stock options	$68.3	$23.7	$29.3	$44.6	$(5.6)
Excess tax benefits from stock-based compensation plans	$1.7	$1.2	$3.5	$0.5	$(2.3)

Sources and uses of cash related to equity during the twelve months ended December 31, 2012, 2011 and 2010 were as follows:

•	Under share repurchase programs authorized by our Board of Directors, we purchased 1.9 million, 4.2 million, and 5.2 million common shares on the open market during the twelve months ended December 31, 2012, 2011 and 2010, respectively, for $85.1 million, $142.3 million and $167.5 million, respectively, at an average price per common share of $45.73, $34.19 and $32.28, respectively. At December 31, 2012, the Company had $227.1 million remaining for stock repurchases under the existing Board authorization.

•	During the twelve months ended December 31, 2012, 2011 and 2010, we paid cash dividends to Equifax shareholders of $86.0 million, $78.1 million and $35.2 million, respectively, at $0.72 per share for 2012, $0.64 per share for 2011 and $0.28 per share for 2010.

Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual obligations and commitments as of December 31, 2012. The table excludes commitments that are contingent based on events or factors uncertain at this time. Some of the excluded commitments are discussed below the footnotes to the table.

	Payments due by
	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
	(In millions)
Debt (including capitalized lease obligation) (1)	$1,720.4	$282.9	$290.0	$272.5	$875.0
Operating leases (2)	94.3	20.7	26.7	14.1	32.8
Data processing, outsourcing agreements
and other purchase obligations (3)	132.8	80.5	45.6	6.4	0.3
Other long-term liabilities (4) (6)	104.8	6.3	13.6	10.0	74.9
Interest payments (5)	825.0	68.5	126.8	112.7	517.0
	$2,877.3	$458.9	$502.7	$415.7	$1,500.0

(1)	The amounts are gross of unamortized discounts totaling $2.3 million and fair value adjustments of $12.6 million at December 31, 2012. Total debt on our Consolidated Balance Sheets is net of the unamortized discounts and fair value adjustments.

(2)	Our operating lease obligations principally involve office space and equipment, which include the ground lease associated with our headquarters building that expires in 2048.

(3)	These agreements primarily represent our minimum contractual obligations for services that we outsource associated with our computer data processing operations and related functions, and certain administrative functions. These agreements expire between 2013 and 2018.

(4)	These long-term liabilities primarily relate to obligations associated with certain pension, postretirement and other compensation-related plans, some of which are discounted in accordance with U.S. generally accepted accounting principles, or GAAP. We made certain assumptions about the timing of such future payments. In the table above, we have not included amounts related to future pension plan obligations, as such required funding amounts beyond 2012 have not been deemed necessary due to our current expectations regarding future plan asset performance.

(5)	For future interest payments on variable-rate debt, which are generally based on a specified margin plus a base rate (LIBOR) or on CP rates for investment grade issuers, we used the variable rate in effect at December 31, 2012 to calculate these payments. Our variable rate debt at December 31, 2012, consisted of CP, borrowings under our credit facilities and our five-year senior notes due 2014 (against which we have executed interest rate swaps to convert interest expense from fixed rates to floating rates). Future interest payments related to our Senior Credit Facility and our CP program are based on the borrowings outstanding at December 31, 2012 through their respective maturity dates, assuming such borrowings are outstanding until that time. The variable portion of the rate at December 31, 2012 ranged from 0.4% to 2.1% for all of our variable-rate debt. Future interest payments may be different depending on future borrowing activity and interest rates.

(6)	This table excludes $24.2 million of unrecognized tax benefits, including interest and penalties, as we cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities.

Off-Balance Sheet Transactions

We do not engage in off-balance sheet financing activities.

Pursuant to the terms of certain industrial revenue bonds, we have transferred title to certain of our fixed assets with total costs of $88.4 million and $65.3 million, as of December 31, 2012 and 2011, respectively, to a local governmental authority in the U.S. to receive a property tax abatement related to economic development. The title to these assets will revert back to us upon retirement or cancellation of the applicable bonds. These fixed assets are still recognized on the Company’s Consolidated Balance Sheets as all risks and rewards remain with the Company.

Letters of Credit and Guarantees

We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit was not material at December 31, 2012, and all have a remaining maturity of one year or less. Guarantees are issued from time to time to support the needs of our operating units. The maximum potential future payments we could be required to make under the guarantees is not material at December 31, 2012.

Benefit Plans

We sponsor a qualified defined benefit retirement plan (the U.S. Retirement Income Plan, or USRIP) that covers approximately 25% of current U.S. salaried employees who were hired on or before June 30, 2007, the last date on which an individual could be hired and enter the plan before the USRIP was frozen to new participation at December 31, 2008. This plan also covers many retirees as well as certain terminated but vested individuals not yet in retirement status. We also sponsor a defined benefit plan that covers most salaried and hourly employees in Canada (the Canadian Retirement Income Plan, or CRIP). The CRIP was frozen to new participants entering the plan in 2011.

At December 31, 2012, the USRIP met or exceeded ERISA’s minimum funding requirements. During the twelve months ended December 31, 2012, we did not make any contributions to the USRIP. During the year ended December 31, 2011, we made contributions of $40.0 million to the USRIP. We also contributed $3.7 million and $2.6 million to the CRIP during the twelve months ended December 31, 2012 and 2011, respectively. In the future, we will make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and liquidity needs. We believe additional funding contributions, if any, would not prevent us from continuing to meet our liquidity needs, which are primarily funded from cash flows generated by operating activities, available cash and cash equivalents, and our credit facilities.

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

A portion of the Company’s business is conducted in currencies other than the U.S. dollar, and changes in foreign exchange rates relative to the U.S. dollar can therefore affect the value of non-U.S. dollar net assets, revenues and expenses. Potential exposures as a result of these fluctuations in currencies are closely monitored. We generally do not mitigate the risks associated with fluctuating exchange rates, although we may from time to time through forward contracts or other derivative instruments hedge a portion of our translational foreign currency exposure or exchange rate risks associated with material transactions which are denominated in a foreign currency.

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

If at the outset of an arrangement, we determine that collectibility is not reasonably assured, revenue is deferred until the earlier of when collectibility becomes probable or the receipt of payment. If there is uncertainty as to the customer’s acceptance of our deliverables, revenue is not recognized until the earlier of receipt of customer acceptance or expiration of the acceptance period. If at the outset of an arrangement, we determine that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes fixed or determinable, assuming all other revenue recognition criteria have been met.

The determination of certain of our tax management services revenue requires the use of estimates, principally related to transaction volumes in instances where these volumes are reported to us by our clients on a monthly basis in arrears. In these instances, we estimate transaction volumes based on average actual volumes reported in the past. Differences between our estimates and actual final volumes reported are recorded in the period in which actual volumes are reported. We have not experienced significant variances between our estimates and actual reported volumes in the past. We monitor actual volumes to ensure that we will continue to make reasonable estimates in the future. If we determine that we are unable to make reasonable future estimates, revenue may be deferred until actual customer data is obtained. Also within our Workforce Solutions operating segment, the fees for certain of our tax credits and incentives revenue are based on a percentage of the credit delivered to our clients. Revenue for these arrangements is recognized based on the achievement of milestones, upon calculation of the credit, or when the credit is utilized by our client, depending on the provisions of the client contract.

We have certain offerings that are sold as multiple element arrangements. The multiple elements may include consumer or commercial information, file updates for certain solutions, services provided by our decisioning technologies personnel, training services, statistical models and other services. To account for each of these elements separately, the delivered elements must have stand-alone value to our customer.  If we are unable to unbundle the arrangement into separate units of accounting, we apply one of the accounting policies described above. This may lead to the arrangement consideration being recognized as the final contract element is delivered to our customer or ratably over the contract.

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

Judgments and uncertainties — Each element of a multiple element arrangement must be considered separately to ensure that appropriate accounting is performed for these deliverables. These considerations include assessing the price at which the element is sold compared to its relative fair value; concluding when the element will be delivered; evaluating collectibility; and determining whether any contingencies exist in the related customer contract that impact the prices paid to us for the services.

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

The goodwill balance at December 31, 2012, for our ten reporting units was as follows:

December 31,
2012
(In millions)
Consumer Information Solutions	$893.2
ID Management	54.5
Europe	118.9
Latin America	219.3
Canada Consumer	31.1
North America Personal Solutions	1.8
North America Commercial Solutions	37.6
Verification Services	738.9
Tax Management Services	169.0
Talent Management Services	26.1
Total goodwill	$2,290.4

In September 2011, the FASB issued Accounting Standards Update, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  We performed the qualitative assessment for our Consumer Information Solutions, Latin America, Europe, Canada Consumer, North America Personal Solutions, and North America Commercial Solutions reporting units. In this qualitative assessment, we considered the following items for each of the reporting units: macroeconomic conditions, industry and market conditions, overall financial performance and other entity specific events. In addition, for each of these reporting units, the most recent fair value determination resulted in an amount that significantly exceeded the carrying amount of the reporting units. Based on these assessments, we determined the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is not more likely than not. As a result of our conclusions, no further testing was required for these reporting units.

Judgments and Uncertainties — In determining the fair value of our reporting units for which we performed a quantitative test, we used a combination of the income and market approaches to estimate the reporting unit’s business enterprise value.

Under the income approach, we calculate the fair value of a reporting unit based on estimated future discounted cash flows which require assumptions about short and long-term revenue growth rates, operating margins for each reporting unit, discount rates, foreign currency exchange rates and estimates of capital charges. The assumptions we use are based on what we believe a hypothetical marketplace participant would use in estimating fair value. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings before income taxes, depreciation and amortization, for benchmark companies. We believe the benchmark companies used for each of the reporting units serve as an appropriate input for calculating a fair value for the reporting unit as those benchmark companies have similar risks, participate in similar markets, provide similar services for their customers and compete with us directly. The companies we use as benchmarks are principally outlined in our “Competition” discussion in Item 1 of our 2012 Annual Report on Form 10-K. Data for the benchmark companies was obtained from publicly available information. ID Management has benchmark companies that conduct operations of businesses of a similar type, such as Experian Group Limited and Fair Isaac Corporation. Verification Services, Tax Management Services and Talent Management Services share a different set of benchmark companies, notably ADP and Paychex Inc., as the markets they serve are different than those served by our other reporting units. Valuation multiples were selected based on a financial benchmarking analysis that compared the reporting unit’s operating result with the comparable companies’ information. In addition to these financial considerations, qualitative factors such as variations in growth opportunities and overall risk among the benchmark companies were considered in the ultimate selection of the multiple.

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

Growth Assumptions

The assumptions for our future cash flows begin with our historical operating performance, the details of which are described in our Management’s Discussion and Analysis of operating performance. Additionally, we consider the impact that known economic, industry and market trends will have on our future forecasts, as well as the impact that we expect from planned business initiatives including new product initiatives, client service and retention standards, and cost management programs. At the end of the forecast period, the long-term growth rate we used to determine the terminal value of each reporting unit was generally 3% to 5% based on management’s assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations such as GDP, inflation and the maturity of the markets we serve.

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

No new indications of impairment existed during the fourth quarter of 2012, thus no impairment testing was updated as of December 31, 2012.

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

We also use our judgment to determine whether it is more likely than not that we will sustain positions that we have taken on tax returns and, if so, the amount of benefit to initially recognize within our financial statements. We review our uncertain tax positions and adjust our unrecognized tax benefits in light of changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. These adjustments to our unrecognized tax benefits may affect our income tax expense. Settlement of uncertain tax positions may require use of our cash. At December 31, 2012, $24.2 million was recorded for uncertain tax benefits, including interest and penalties, of which it is reasonably possible that up to $11.4 million of our unrecognized tax benefit may change within the next twelve months.

Effect if actual results differ from assumptions — Although management believes that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to increases or decreases in income tax expense that could be material.

Pension and Other Postretirement Plans

We consider accounting for our U.S. and Canadian pension and other postretirement plans critical because management is required to make significant subjective judgments about a number of actuarial assumptions, which include discount rates, expected return on plan assets, interest cost and mortality and retirement rates. Actuarial valuations are used in determining our benefit obligation and net periodic benefit cost.

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

The expected rate of return on plan assets is based on both our historical returns and forecasted future investment returns by asset class, as provided by our external investment advisor. In 2012, the U.S. pension plan investment returns of 11.4% exceeded the expected return of 7.75% for the third time in the last four years. However, due to lower forecasted future returns the expected return for 2013 was reduced to 7.5%. The CRIP earned 8.8% in 2012 also exceeding its expected return of 6.75% for the third time in four years. The CRIP has a lower expected return due to a higher asset allocation to fixed income securities. Our weighted-average expected rate of return for 2013 is 7.43% as compared to 7.67% which was the 2012 expected rate.

Annual differences, if any, between the expected and actual returns on plan assets are included in unrecognized net actuarial gain or loss, a component of other comprehensive income. In calculating the annual amortization of the unrecognized net actuarial gain or loss, we use a market-related value of assets that smoothes actual investment gains and losses on plan assets over a period up to five years. The resulting unrecognized net actuarial gain or loss amount is recognized in net periodic pension expense over the average remaining life expectancy of the participant group since almost all participants are inactive.  The market-related value of our assets was $545.9 million at December 31, 2012. We do not expect our 2013 net periodic benefit cost, which includes the effect of the market-related value of assets, to be materially different than our 2012 cost, excluding the pension settlement and curtailment recorded in 2012. See Note 11 of the Notes to the Consolidated Financial Statements for details on changes in the pension benefit obligation and the fair value of plan assets.

Effect if actual results differ from assumptions — We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that are used in our actuarial valuations. Adjusting our weighted-average expected long-term rate of return (7.67% at December 31, 2012) by 50 basis points would change our estimated pension expense in 2013 by approximately $2.7 million. Adjusting our weighted-average discount rate (4.17% at December 31, 2012) by 50 basis points would change our estimated pension expense in 2013 by approximately $1.3 million. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in pension expense that could be material.

Purchase Accounting for Acquisitions

We account for acquisitions under Accounting Standards Codification 805, Business Combinations, which changed the application of the acquisition method of accounting in a business combination and also modified the way assets acquired and liabilities assumed are recognized on a prospective basis. In general, the acquisition method of accounting requires companies to record assets acquired and liabilities assumed at their respective fair market values at the date of acquisition. We primarily estimate fair value of identified intangible assets using discounted cash flow analyses based on market participant based inputs. Any amount of the purchase price paid that is in excess of the estimated fair values of net assets acquired is recorded in the line item goodwill in our consolidated balance sheets. Transaction costs, as well as costs to reorganize acquired companies, are expensed as incurred in our Consolidated Statements of Income.

Judgments and uncertainties — We consider accounting for business combinations critical because management's judgment is used to determine the estimated fair values assigned to assets acquired and liabilities assumed and amortization periods for intangible assets, which can materially affect the our results of operations.

On December 28, 2012, we acquired CSC Credit Services recorded total assets of $1.0 billion as of the acquisition date. The assets we acquired included a material amount of intangible assets that were subject to the significant estimates described above. See Note 4 of Notes to Consolidated Financial Statements for further information related to this acquisition.

Effect if actual results differ from assumptions — Although management believes that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to an impairment charge if we are unable to recover the value of the recorded net assets.

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

For the year ended December 31, 2012, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2012 would have increased our revenue by $49.4 million and our pre-tax operating profit by $16.7 million. For the year ended December 31, 2011, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2011 would have increased our revenue by $50.2 million and our pre-tax operating profit by $15.2 million. A 10% stronger U.S. dollar would have resulted in similar decreases to our revenue and pre-tax operating profit for 2012 and 2011.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our variable-rate, long-term Senior Credit Facility and commercial paper borrowings, as well as our interest rate swaps which economically convert our 2014 fixed rate bonds from a fixed rate of interest to a floating rate. We attempt to achieve the lowest all-in weighted-average cost of debt while simultaneously taking into account the mix of our fixed- and floating-rate debt, and the average life and scheduled maturities of our debt. At December 31, 2012, our weighted average cost of debt was 4.0% and weighted-average life of debt was 8.6 years. At December 31, 2012, 68% of our debt was fixed rate, and the remaining 32% was variable rate after giving effect to the interest rate swaps on our 2014 bonds. Occasionally we use derivatives to manage our exposure to changes in interest rates by entering into interest rate swaps. A 100 basis point increase in the weighted-average interest rate on our variable-rate debt would have increased our 2012 interest expense by $5.4 million.

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

Management assessed the effectiveness of Equifax’s internal control over financial reporting as of December 31, 2012. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Equifax’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of its Board of Directors. On December 28, 2012, the Company acquired certain business assets and the operations of CSC Credit Services, Inc., a subsidiary of Computer Sciences Corporation. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information regarding this event. Management has excluded this business from its evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. The acquisition represented approximately $1.0 billion of our $4.5 billion consolidated assets as of December 31, 2012 and approximately $0.7 million of our $2.2 billion consolidated revenues for the year then ended.

Based on this assessment, management determined that, as of December 31, 2012, Equifax maintained effective internal control over financial reporting. Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Equifax Inc.:

We have audited Equifax Inc.’s (“Equifax” or “the Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Equifax’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of CSC Credit Services, Inc., which is included in the 2012 consolidated financial statements of Equifax Inc. and constituted $1.0 billion of total and net assets as of December 31, 2012 and an immaterial amount of operating revenues and net income for the year then ended. Our audit of internal control over financial reporting of Equifax Inc. did not include an evaluation of the internal control over financial reporting of CSC Credit Services, Inc.

In our opinion, Equifax Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity and other comprehensive income for each of the three years in the period ended December 31, 2012 of Equifax Inc. and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 22, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Equifax Inc.:

We have audited the accompanying consolidated balance sheets of Equifax Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity and other comprehensive income for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equifax Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Equifax Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 22, 2013

CONSOLIDATED STATEMENTS OF INCOME

	Twelve Months Ended
	December 31,
(In millions, except per share amounts)	2012	2011	2010
Operating revenue	$2,160.5	$1,959.8	$1,859.5
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	829.1	758.8	759.9
Selling, general and administrative expenses	678.7	564.5	507.4
Depreciation and amortization	163.7	165.5	162.2
Total operating expenses	1,671.5	1,488.8	1,429.5
Operating income	489.0	471.0	430.0
Interest expense	(55.4)	(55.1)	(56.1)
Other income (expense), net	6.6	(7.7)	1.3
Consolidated income from continuing operations before income taxes	440.2	408.2	375.2
Provision for income taxes	(159.4)	(168.0)	(131.9)
Consolidated income from continuing operations	280.8	240.2	243.3
Income from discontinued operations, net of tax	-	1.5	31.5
Consolidated net income	280.8	241.7	274.8
Less: Net income attributable to noncontrolling interests	(8.7)	(8.8)	(8.1)
Net income attributable to Equifax	$272.1	$232.9	$266.7
Amounts attributable to Equifax:
Net income from continuing operations attributable to Equifax	$272.1	$231.4	$235.2
Discontinued operations, net of tax	-	1.5	31.5
Net income attributable to Equifax	$272.1	$232.9	$266.7
Basic earnings per common share:
Income from continuing operations attributable to Equifax	$2.27	$1.90	$1.89
Discontinued operations	-	0.01	0.25
Net income attributable to Equifax	$2.27	$1.91	$2.14
Weighted-average shares used in computing basic earnings per share	119.9	121.9	124.8
Diluted earnings per common share:
Income from continuing operations attributable to Equifax	$2.22	$1.87	$1.86
Discontinued operations	-	0.01	0.25
Net income attributable to Equifax	$2.22	$1.88	$2.11
Weighted-average shares used in computing diluted earnings per share	122.5	123.7	126.5
Dividends per common share	$0.72	$0.64	$0.28

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Twelve Months Ended December 31,
	2012			2011			2010
	Equifax	Noncontrolling		Equifax	Noncontrolling		Equifax	Noncontrolling
	Shareholders	Interests	Total	Shareholders	Interests	Total	Shareholders	Interests	Total
	(In millions)
Net income	$272.1	$8.7	$280.8	$232.9	$8.8	$241.7	$266.7	$8.1	$274.8
Other comprehensive income:
Foreign currency translation adjustment	5.7	(0.3)	5.4	11.5	-	11.5	(0.9)	(0.2)	(1.1)
Recognition of prior service cost and actuarial gains (losses) related to our pension and other postretirement benefit plans	23.9	-	23.9	(59.0)	-	(59.0)	(25.1)	-	(25.1)
Change in cumulative loss from cash flow hedging transactions	0.2	-	0.2	0.2	-	0.2	0.2	-	0.2
Comprehensive income	$301.9	$8.4	$310.3	$185.6	$8.8	$194.4	$240.9	$7.9	$248.8

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except par values)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$146.8	$127.7
Trade accounts receivable, net of allowance for doubtful accounts of $6.3 and $5.9 at December 31, 2012 and 2011, respectively	317.0	284.4
Prepaid expenses	26.2	24.6
Other current assets	39.7	20.2
Total current assets	529.7	456.9
Property and equipment:
Capitalized internal-use software and system costs	369.9	332.2
Data processing equipment and furniture	198.4	183.1
Land, buildings and improvements	177.0	178.4
Total property and equipment	745.3	693.7
Less accumulated depreciation and amortization	(461.6)	(400.8)
Total property and equipment, net	283.7	292.9

Goodwill	2,290.4	1,961.2
Indefinite-lived intangible assets	254.5	95.6
Purchased intangible assets, net	987.7	550.2
Other assets, net	165.1	161.9
Total assets	$4,511.1	$3,518.7
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities	$283.3	$47.2
Accounts payable	25.1	27.5
Accrued expenses	84.9	56.3
Accrued salaries and bonuses	104.7	79.2
Deferred revenue	57.9	55.8
Other current liabilities	90.6	98.9
Total current liabilities	646.5	364.9

Long-term debt	1,447.4	966.0
Deferred income tax liabilities, net	227.7	235.9
Long-term pension and other postretirement benefit liabilities	176.3	176.4
Other long-term liabilities	54.0	53.4
Total liabilities	2,551.9	1,796.6
Commitments and Contingencies (see Note 7)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	-	-
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at December 31, 2012 and 2011; Outstanding shares - 120.4 and 119.6 at December 31, 2012 and 2011, respectively	236.6	236.6
Paid-in capital	1,139.6	1,118.0
Retained earnings	3,064.6	2,879.2
Accumulated other comprehensive loss	(362.0)	(391.8)
Treasury stock, at cost, 68.3 shares and 69.1 shares at December 31, 2012 and 2011, respectively	(2,139.7)	(2,133.7)
Stock held by employee benefits trusts, at cost, 0.6 shares at December 31, 2012 and 2011	(5.9)	(5.9)
Total Equifax shareholders' equity	1,933.2	1,702.4
Noncontrolling interests	26.0	19.7
Total equity	1,959.2	1,722.1
Total liabilities and equity	$4,511.1	$3,518.7

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
	December 31,
(In millions)	2012	2011	2010
Operating activities:
Consolidated net income	$280.8	$241.7	$274.8
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss (gain) on divestitures	-	26.3	(27.1)
Depreciation and amortization	163.4	164.9	167.8
Stock-based compensation expense	28.0	24.4	21.8
Excess tax benefits from stock-based compensation plans	(1.7)	(1.2)	(3.5)
Deferred income taxes	(26.5)	3.6	0.1
Pension settlement charge	38.7	-	-
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(17.2)	(26.6)	(3.6)
Prepaid expenses and other current assets	(22.5)	2.4	6.1
Other assets	(4.0)	15.0	(1.4)
Current liabilities, excluding debt	53.3	1.3	(32.4)
Other long-term liabilities, excluding debt	4.0	(43.1)	(50.0)
Cash provided by operating activities	496.3	408.7	352.6
Investing activities:
Capital expenditures	(66.0)	(75.0)	(99.8)
Acquisitions, net of cash acquired	(1,016.4)	(127.4)	(82.6)
Proceeds received from divestitures	2.5	2.5	181.7
Investment in unconsolidated affiliates, net	(3.7)	(4.2)	1.7
Cash (used in) provided by investing activities	(1,083.6)	(204.1)	1.0
Financing activities:
Net short-term borrowings (repayments)	234.1	24.4	(134.0)
Net repayments under long-term revolving credit facilities	-	-	(5.0)
Payments on long-term debt	(15.2)	(16.7)	(20.8)
Proceeds from issuance of long-term debt	499.2	-	-
Treasury stock purchases	(85.1)	(142.3)	(167.5)
Dividends paid to Equifax shareholders	(86.0)	(78.1)	(35.2)
Dividends paid to noncontrolling interests	(4.8)	(5.6)	(5.1)
Proceeds from exercise of stock options	68.3	23.7	29.3
Excess tax benefits from stock-based compensation plans	1.7	1.2	3.5
Other	(5.9)	(2.5)	(0.5)
Cash provided by (used in) financing activities	606.3	(195.9)	(335.3)
Effect of foreign currency exchange rates on cash and cash equivalents	0.1	(0.4)	(2.0)
Increase in cash and cash equivalents	19.1	8.3	16.3
Cash and cash equivalents, beginning of period	127.7	119.4	103.1
Cash and cash equivalents, end of period	$146.8	$127.7	$119.4

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

	Equifax Shareholders
							Stock
					Accumulated		Held By
	Common Stock				Other		Employee		Total
	Shares		Paid-In	Retained	Comprehensive	Treasury	Benefits	Noncontrolling	Shareholders’
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Trusts	Interests	Equity
	(In millions, except per share values)

Balance, December 31, 2009	126.2	$236.6	$1,102.0	$2,494.2	$(318.7)	$(1,871.7)	$(41.2)	$13.8	$1,615.0

Net income	-	-	-	266.7	-	-	-	8.1	274.8
Other comprehensive income (loss)	-	-	-	-	(25.8)	-	-	(0.2)	(26.0)
Shares issued under stock and benefit plans, net of minimum tax withholdings	1.6	-	(21.7)	-	-	48.2	-	-	26.5
Treasury stock purchased under share repurchase program ($32.28 per share)*	(5.2)	-	-	-	-	(167.5)	-	-	(167.5)
Cash dividends ($0.28 per share)	-	-	-	(35.2)	-	-	-	-	(35.2)
Dividends paid to employee benefits trusts	-	-	0.3	-	-	-	-	-	0.3
Stock-based compensation expense	-	-	21.8	-	-	-	-	-	21.8
Tax effects of stock-based compensation plans	-	-	3.4	-	-	-	-	-	3.4
Dividends paid to noncontrolling interests	-	-	-	-	-	-	-	(5.1)	(5.1)
Other	-	-	-		-	-	-	0.4	0.4
Balance, December 31, 2010	122.6	$236.6	$1,105.8	$2,725.7	$(344.5)	$(1,991.0)	$(41.2)	$17.0	$1,708.4

Net income	-	-	-	232.9	-	-	-	8.8	241.7
Other comprehensive income (loss)	-	-	-	-	(47.3)	-	-	-	(47.3)
Shares issued under stock and benefit plans, net of minimum tax withholdings	1.2	-	(14.3)	-	-	34.9	-	-	20.6
Treasury stock purchased under share repurchase program ($34.19 per share)*	(4.2)	-	-	-	-	(142.3)	-	-	(142.3)
Treasury stock transferred from the Executive Life Insurance Benefit Trust**	-	-	-	-	-	(35.3)	35.3	-	-
Cash dividends ($0.64 per share)	-	-	-	(79.4)	-	-	-	-	(79.4)
Dividends paid to employee benefits trusts	-	-	1.3	-	-	-	-	-	1.3
Stock-based compensation expense	-	-	24.4	-	-	-	-	-	24.4
Tax effects of stock-based compensation plans	-	-	2.3	-	-	-	-	-	2.3
Dividends paid to noncontrolling interests	-	-	-	-	-	-	-	(5.6)	(5.6)
Other	-	-	(1.5)		-	-	-	(0.5)	(2.0)
Balance, December 31, 2011	119.6	$236.6	$1,118.0	$2,879.2	$(391.8)	$(2,133.7)	$(5.9)	$19.7	$1,722.1

Net income	-	-	-	272.1	-	-	-	8.7	280.8
Other comprehensive income (loss)	-	-	-	-	29.8	-	-	(0.3)	29.5
Shares issued under stock and benefit plans, net of minimum tax withholdings	2.7	-	(16.6)	-	-	79.1	-	-	62.5
Treasury stock purchased under share repurchase program ($45.73 per share)*	(1.9)	-	-	-	-	(85.1)	-	-	(85.1)
Cash dividends ($0.72 per share)	-	-	-	(86.7)	-	-	-	-	(86.7)
Dividends paid to employee benefits trusts	-	-	0.7	-	-	-	-	-	0.7
Stock-based compensation expense	-	-	28.0	-	-	-	-	-	28.0
Tax effects of stock-based compensation plans	-	-	9.5	-	-	-	-	-	9.5
Dividends paid to noncontrolling interests	-	-	-	-	-	-	-	(4.8)	(4.8)
Other	-	-	-		-	-		2.7	2.7
Balance, December 31, 2012	120.4	$236.6	$1,139.6	$3,064.6	$(362.0)	$(2,139.7)	$(5.9)	$26.0	$1,959.2

*	At December 31, 2012, $227.1 million was authorized for future repurchases of our common stock.

**	1,500,000 shares were reclassified from Stock Held by Employee Benefits Trusts to Treasury Stock on our Consolidated Balance Sheets as a result of this transaction.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

Accumulated Other Comprehensive Loss consists of the following components:

	December 31,
	2012	2011	2010
		(In millions)
Foreign currency translation	$(83.6)	$(89.3)	$(100.8)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $159.3, $172.1 and $138.6 in 2012, 2011 and 2010, respectively	(276.4)	(300.3)	(241.3)
Cash flow hedging transactions, net of tax of $1.3, $1.4 and $1.6 in 2012, 2011 and 2010, respectively	(2.0)	(2.2)	(2.4)
Accumulated other comprehensive loss	$(362.0)	$(391.8)	$(344.5)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.   We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll-related, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of December 31, 2012, we operated in the following countries: Argentina, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We also maintain support operations in the Republic of Ireland. We have an investment in a consumer and commercial credit information company in Brazil and offer consumer credit services in India and Russia through joint ventures.

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

Segments.   We manage our business and report our financial results through the following five reportable segments, which are the same as operating segments:

•	U.S. Consumer Information Solutions, or USCIS

•	International

•	Workforce Solutions

•	North America Personal Solutions

•	North America Commercial Solutions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

USCIS is our largest reportable segment, with 42% of total operating revenue for 2012. Our most significant foreign operations are located in Canada and the U.K.

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

If at the outset of an arrangement, we determine that collectibility is not reasonably assured, revenue is deferred until the earlier of when collectibility becomes probable or the receipt of payment. If there is uncertainty as to the customer’s acceptance of our deliverables, revenue is not recognized until the earlier of receipt of customer acceptance or expiration of the acceptance period. If at the outset of an arrangement, we determine that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes fixed or determinable, assuming all other revenue recognition criteria have been met.

The determination of certain of our tax management services revenue requires the use of estimates, principally related to transaction volumes in instances where these volumes are reported to us by our clients on a monthly basis in arrears. In these instances, we estimate transaction volumes based on average actual volumes reported in the past. Differences between our estimates and actual final volumes reported are recorded in the period in which actual volumes are reported. We have not experienced significant variances between our estimates and actual reported volumes in the past. We monitor actual volumes to ensure that we will continue to make reasonable estimates in the future. If we determine that we are unable to make reasonable future estimates, revenue may be deferred until actual customer data is obtained. Also within our Workforce Solutions operating segment, the fees for certain of our tax credits and incentives revenue are based on a portion of the credit delivered to our clients. Revenue for these arrangements is recognized based on the achievement of milestones, upon calculation of the credit, or when the credit is utilized by our client, depending on the provisions of the client contract.

We have certain offerings that are sold as multiple element arrangements. The multiple elements may include consumer or commercial information, file updates for certain solutions, services provided by our decisioning technologies personnel, training services, statistical models and other services. To account for each of these elements separately, the delivered elements must have stand-alone value to our customer. For certain customer contracts, the total arrangement fee is allocated to the undelivered elements. If we are unable to unbundle the arrangement into separate units of accounting, we apply one of the accounting policies described above. This may lead to the arrangement consideration being recognized as the final contract element is delivered to our customer or ratably over the contract.

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

Advertising.   Advertising costs from continuing operations, which are expensed as incurred, totaled $48.7 million, $42.0 million and $32.6 million during 2012, 2011 and 2010, respectively.

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

	Twelve Months Ended December 31,
	2012	2011	2010
	(In millions)
Weighted-average shares outstanding (basic)	119.9	121.9	124.8
Effect of dilutive securities:
Stock options and restricted stock units	2.6	1.8	1.7
Weighted-average shares outstanding (diluted)	122.5	123.7	126.5

For the twelve months ended December 31, 2012, 2011 and 2010, 0.1 million, 2.3 million and 3.3 million stock options, respectively, were anti-dilutive and therefore excluded from this calculation.

Cash Equivalents.   We consider all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

Trade Accounts Receivable and Allowance for Doubtful Accounts.   We do not recognize interest income on our trade accounts receivable. Additionally, we generally do not require collateral from our customers related to our trade accounts receivable.

The allowance for doubtful accounts for estimated losses on trade accounts receivable is based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns and the establishment of specific reserves for customers in an adverse financial condition. We reassess the adequacy of the allowance for doubtful accounts each reporting period. Increases to the allowance for doubtful accounts are recorded as bad debt expense, which are included in selling, general and administrative expenses on the accompanying Consolidated Statements of Income. Bad debt expense from continuing operations was $2.1 million, $2.8 million and $0.8 million during the twelve months ended December 31, 2012, 2011, and 2010, respectively.

Long-Lived Assets.   Property and equipment are stated at cost less accumulated depreciation and amortization. The cost of additions is capitalized. Property and equipment are depreciated on a straight-line basis over the assets’ estimated useful lives, which are generally three to ten years for data processing equipment and capitalized internal-use software and systems costs. Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease terms that are reasonably assured. Buildings are depreciated over a forty-year period. Other fixed assets are depreciated over three to seven years. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized and included in income from operations on the Consolidated Statements of Income, with the classification of any gain or loss dependent on the characteristics of the asset sold or retired.

Certain internal-use software and system development costs are capitalized. Accordingly, the specifically identified costs incurred to develop or obtain software, which is intended for internal use are not capitalized until the determination is made as to the availability of a technically feasible solution to solve the predefined user and operating performance requirements as established during the preliminary stage of an internal-use software development project. Costs incurred during a software development project’s preliminary stage and post-implementation stage are expensed as incurred. Application development activities that are eligible for capitalization include software design and configuration, development of interfaces, coding, testing, and installation. Capitalized internal-use software and systems costs are subsequently amortized on a straight-line basis over a three- to ten-year period after project completion and when the related software or system is ready for its intended use.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense from continuing operations related to property and equipment was $75.0 million, $75.0 million and $72.2 million during the twelve months ended December 31, 2012, 2011, and 2010, respectively.

Industrial Revenue Bonds.   Pursuant to the terms of certain industrial revenue bonds, we have transferred title to certain of our fixed assets with total costs of $88.4 million and $65.3 million as of December 31, 2012 and 2011, respectively, to a local governmental authority in the U.S. to receive a property tax abatement related to economic development. The title to these assets will revert back to us upon retirement or cancellation of the applicable bonds. These fixed assets are still recognized in the Company’s Consolidated Balance Sheets as all risks and rewards remain with the Company.

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

In September 2011, the FASB issued Accounting Standards Update, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. For reporting units that we determine meet these criteria, we perform a qualitative assessment. In this qualitative assessment, we consider the following items for each of the reporting units: macroeconomic conditions, industry and market conditions, overall financial performance and other entity specific events. In addition, for each of these reporting units, the most recent fair value determination results in an amount that significantly exceeds the carrying amount of the reporting units. Based on these assessments, we determine whether the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is not more likely than not. If it is determined it is not more likely than not, no further testing is required. If further testing is required, we continue with the quantitative impairment test.

In analyzing goodwill for potential impairment in the quantitative impairment test, we use a combination of the income and market approaches to estimate the reporting unit’s fair value. Under the income approach, we calculate the fair value of a reporting unit based on estimated future discounted cash flows. The assumptions we use are based on what we believe a hypothetical marketplace participant would use in estimating fair value. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings before interest, income taxes, depreciation and amortization for benchmark companies. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit’s fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit’s goodwill exceeded its implied value.

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

We completed our annual impairment testing for goodwill and indefinite-lived intangible assets during the twelve months ended December 31, 2012, 2011, and 2010, and we determined that there was no impairment in any of these years.

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

Foreign Currency Translation.   The functional currency of each of our foreign operating subsidiaries is that subsidiary’s local currency. We translate the assets and liabilities of foreign subsidiaries at the year-end rate of exchange and revenue and expenses at the monthly average rates during the year. We record the resulting translation adjustment in other comprehensive income, a component of shareholders’ equity. We also record gains and losses resulting from the translation of intercompany balances of a long-term investment nature in accumulated other comprehensive loss.

Financial Instruments.   Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable and short and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for publicly traded instruments, and for non-publicly traded instruments through valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk. As of December 31, 2012 and 2011, the fair value of our fixed-rate debt was $1.6 billion and $1.09 billion, respectively, compared to its carrying value of $1.5 billion and $0.97 billion, respectively, based on recent trading prices.

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

Fair Value Hedges.   In conjunction with our fourth quarter 2009 sale of five-year Senior Notes, we entered into five-year interest rate swaps, designated as fair value hedges, which convert the debt’s fixed interest rate to a variable rate. These swaps involve the receipt of fixed rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed-rate Senior Notes they hedge due to changes in the designated benchmark interest rate and are recorded in interest expense. The full fair value of the interest rate swap is classified as a non-current asset or liability as the remaining maturity of the fixed-rate Senior Notes they hedge is more than twelve months.  There was no ineffectiveness on our fair value hedge that impacted current year earnings. The fair value of these interest rate swaps at December 31, 2012 and 2011 was $12.2 million and $14.8 million, respectively, recorded in other assets, net on our Consolidated Balance Sheets.

Cash Flow Hedges.   Changes in the fair value of highly effective derivatives designated as cash flow hedges are initially recorded in accumulated other comprehensive income and are reclassified into the line item in the Consolidated Statements of Income in which the hedged item is recorded in the same period the hedged item impacts earnings. Any ineffective portion is recorded in current period earnings.  We did not have any unsettled cash flow hedges outstanding as of December 31, 2012 or December 31, 2011.

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

The following table presents assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Assets and Liabilities:
Fair Value Interest Rate Swaps (1)	$12.2	$-	$12.2	$-
Notes, due 2014 (1)	(287.2)	-	(287.2)	-
Deferred Compensation Plan (2)	(16.8)	-	(16.8)	-
Total assets and liabilities	$(291.8)	$-	$(291.8)	$-

(1)	The fair value of our interest rate swaps, designated as fair value hedges, and notes are based on the present value of expected future cash flows using zero coupon rates and are classified within Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	We maintain deferred compensation plans that allow for certain management employees to defer the receipt of compensation (such as salary, incentive compensation and commissions) until a later date based on the terms of the plans. The liability representing benefits accrued for plan participants is valued at the quoted market prices of the participants’ investment elections.

Variable Interest Entities.   We hold interests in certain entities, including credit data and information solutions ventures, that are considered variable interest entities, or VIEs.  These variable interests relate to ownership interests that require financial support for these entities.  Our investments related to these VIEs totaled $13.5 million at December 31, 2012, representing our maximum exposure to loss.  These investments are classified in other assets, net on our Consolidated Balance Sheets.  We are not the primary beneficiary and are not required to consolidate any of these VIEs.

Recent Accounting Pronouncements.    Testing Goodwill for Impairment.   In September 2011, the FASB issued Accounting Standards Update, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  We implemented the new standard in our 2012 annual goodwill impairment testing, and it did not have a material effect on our financial condition or results of operations.

Comprehensive Income. In the first quarter of 2012, we adopted Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income, which changed our financial statement presentation but did not have an effect on our financial condition or results of operations.

Testing Indefinite-Lived Intangible Assets for Impairment. In July 2012, the FASB issued Accounting Standards Update No. 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” which allows a company the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test.  Under that option, a company would no longer be required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on the qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount.  This guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We will implement the new standard in our 2013 annual impairment testing.  This guidance is not expected to have a material effect on our financial condition or results of operations.

Other Comprehensive Income. In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Other Comprehensive Income,” which requires public companies to present information about reclassification adjustments from accumulated other comprehensive income in their annual and interim financial statements in a single note or on the face of the financial statements. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. This guidance is not expected to have a material effect on our financial condition or results of operations.

2. MERGER OF BRAZILIAN BUSINESS

On May 31, 2011, we completed the merger of our Brazilian business with Boa Vista Serviços S.A. (“BVS”) in exchange for a 15% equity interest in BVS (the “Brazilian Transaction”).  The transaction was accounted for as a sale of our Brazilian business, which was deconsolidated. BVS, an unrelated third party whose results we do not consolidate, is the second largest consumer and commercial credit information company in Brazil.  Our investment in BVS was valued at 130 million Brazilian Reais ($63.6 million and $69.4 million at December 31, 2012 and December 31, 2011, respectively) is recorded in other assets, net on the Consolidated Balance Sheets and is accounted for using the cost method.   The initial fair value was determined by a third-party using income and market approaches. We estimate the fair value of the investment at December 31, 2012 in local currency approximates the initial fair value of the investment recorded. In accounting for the transaction, we wrote off $33.2 million of goodwill and $27.0 million of cumulative foreign currency translation adjustments.  In addition, as part of the agreement with BVS, we have retained certain contingent liabilities.  A pre-tax loss of $10.3 million was recognized during the second quarter of 2011 related to the Brazilian Transaction and is included in other income (expense) in the Consolidated Statements of Income.  Tax expense of $17.5 million was also recorded in conjunction with the Brazilian Transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equifax has committed to make certain additional funding available to BVS.  Until May 31, 2015, BVS will have the right to borrow up to $55 million from Equifax for general corporate purposes; any borrowings would be due and payable on May 31, 2015.  Payments for principal and interest on any borrowings can be convertible, at Equifax’s option, into additional shares of BVS nonvoting preferred stock.  Preferred shares issued as a result of any borrowings will be convertible to common shares under specific conditions. There were no borrowings outstanding as of December 31, 2012.

3.  DISCONTINUED OPERATIONS

On April 23, 2010, we sold our APPRO loan origination software business (“APPRO”), for approximately $72 million.  On July 1, 2010, we sold substantially all the assets of our Direct Marketing Services division (“DMS”) for approximately $117 million.  Both of these businesses had previously been reported in our U.S. Consumer Information Solutions segment.  The historical results of these operations for the year ended December 31, 2010 are classified as discontinued operations in the Consolidated Statements of Income.  Revenue for these businesses for the year ended December 31, 2010 was $42.1 million.   Pretax income was $65.4 million for the year ended December 31, 2010.  We recorded a gain from the sale of APPRO in the second quarter of 2010 of $12.3 million, after tax, and a gain from the sale of DMS in the third quarter of 2010 of $14.9 million, after tax, both of which were classified as discontinued operations in the Consolidated Statements of Income.

During 2011, we settled various contingencies related to past divestitures that resulted in $1.5 million of income from discontinued operations, net of tax.

4.  ACQUISITIONS AND INVESTMENTS

2012 Acquisitions and Investments.   On December 28, 2012, as a part of our long-term growth strategy of expanding our USCIS business, we acquired certain credit services business assets and operations of Computer Sciences Corporation for $1.0 billion. The results of this acquisition have been included in our USCIS operating segment subsequent to the acquisition and are not material for 2012.

We financed this purchase with available cash, borrowings under our CP Program, and the issuance in December 2012 of 3.30%, ten-year unsecured Senior Notes. The 3.30% Senior Notes are further described in Note 6 of the Notes to the Consolidated Financial Statements.

To further broaden our product offerings, during the twelve months ended December 31, 2012, we completed smaller acquisitions of information services businesses in the European and Latin American regions of our International segment totaling $16.5 million. The results of these acquisitions have been included in our operating results subsequent to the date of acquisition and are not material.

2011 Acquisitions and Investments.   On August 1, 2011, to further enhance our market position, we acquired DataVision Resources, which provides data and business solutions to the mortgage, insurance and financial services industries, for $50.0 million.  The results of this acquisition have been included in our Workforce Solutions segment subsequent to the date of acquisition.

To further broaden our product offerings, during the twelve months ended December 31, 2011, we completed smaller acquisitions of information services businesses in the European and Latin American regions of our International segment as well as our U.S. Consumer Information Solutions and Workforce Solutions segments for $82.4 million. The results of these acquisitions have been included in our operating results subsequent to the date of acquisition and are not material.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Price Allocation.   The following table summarizes the estimated fair value of the net assets acquired and the liabilities assumed at the acquisition dates. The 2012 allocations are considered final, except for the resolution of certain contingencies all of which existed at the acquisition date, primarily related to working capital settlement, sales tax exposures and income tax accounts, which will be resolved when final returns are filed related to the acquired entities. Estimates for these items have been included in the purchase price allocations and will be finalized prior to the one year anniversary date of the acquisitions.

	December 31,
	2012	2011
	(In millions)
Current assets	$21.3	$14.1
Property and equipment	1.2	4.2
Other assets	0.1	0.1
Identifiable intangible assets (1)	524.7	52.2
Indefinite lived intangible assets	158.8	-
Goodwill (2)	321.3	75.6
Total assets acquired	1,027.4	146.2
Total liabilities assumed	(7.4)	(13.8)
Non-controlling interest	(2.7)	-
Net assets acquired	$1,017.3	$132.4

(1)	Identifiable intangible assets are further disaggregated in the following table.

(2)	Of the goodwill resulting from 2012 and 2011 acquisitions, $309.3 million and $44.7 million, respectively, is tax deductible.

The primary reasons the purchase price of these acquisitions exceeded the fair value of the net assets acquired, which resulted in the recognition of goodwill, were future tax savings which are not recorded apart from goodwill, expanded growth opportunities from new or enhanced product offerings, cost savings from the elimination of duplicative activities, and the acquisition of an assembled workforce that are not recognized as assets apart from goodwill.

	December 31,
	2012		2011
Intangible asset category	Fair value	Weighted- average useful life	Fair value	Weighted- average useful life
	(in millions)	(in years)	(in millions)	(in years)
Customer relationships	$4.5	8.7	$29.9	8.8
Acquired software and technology	0.7	5.7	13.4	4.2
Purchased data files	508.8	15.0	3.2	5.2
Non-compete agreements	10.3	4.9	2.3	3.7
Trade names and other intangible assets	0.4	5.0	3.4	5.5
Total acquired intangibles	$524.7	14.7	$52.2	6.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Financial Information. The following table presents unaudited consolidated pro forma information as if our acquisition of CSC Credit Services’ business had occurred at the beginning of the earliest year presented. The pro forma amounts may not be necessarily indicative of the operating revenues and results of operations had the acquisition actually taken place at the beginning of the earliest year presented. Furthermore, the pro forma information may not be indicative of future performance.

	Twelve Months Ended December 31,
	2012		2011
	As Reported	Pro Forma	As Reported	Pro Forma
	(In millions, except per share data)
Operating revenues	$2,160.5	$2,283.6	$1,959.8	$2,070.2
Net income attributable to Equifax	$272.1	$309.9	$232.9	$263.6
Income from continuing operations per share (basic)	$2.27	$2.58	$1.90	$2.15
Income from continuing operations per share (diluted)	$2.22	$2.53	$1.87	$2.12
Net income per share (basic)	$2.27	$2.58	$1.91	$2.16
Net income per share (diluted)	$2.22	$2.53	$1.88	$2.13

The unaudited pro forma financial information presented in the table above has been adjusted to give effect to adjustments that are (1) directly related to the business combination; (2) factually supportable; and (3) expected to have a continuing impact. These adjustments include, but are not limited to, the application of our accounting policies; elimination of related party transactions; and depreciation and amortization related to fair value adjustments and intangible assets.

The impact of the smaller acquisitions within our International segment in 2012 as well as the 2011 acquisitions did not have a material impact in our Consolidated Statements of Income. The impact of the 2012 acquisitions, excluding CSC Credit Services, and the 2011 acquisitions would not have significantly changed our Consolidated Statements of Income if they had occurred at the beginning of the earliest year presented.

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill.   Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As discussed in Note 1, goodwill is tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment tests as of September 30 each year. As a result of the merger of our Brazilian business in the second quarter of 2011, we performed an interim impairment test on the Latin America reporting unit excluding our Brazilian business which resulted in no impairment. The fair value estimates for our reporting units were determined using a combination of the income and market approaches in accordance with the Company’s methodology. Our annual impairment tests as of September 30, 2012, 2011 and 2010 resulted in no impairment of goodwill.

Changes in the amount of goodwill for the twelve months ended December 31, 2012 and 2011, are as follows:

	U.S. Consumer			North America	North America
	Information		Workforce	Personal	Commercial
(In millions)	Solutions	International	Solutions	Solutions	Solutions	Total
Balance, December 31, 2010	$628.5	$346.9	$899.9	$1.8	$37.6	$1,914.7
Acquisitions	10.1	30.9	34.6	-	-	75.6
Adjustments to initial purchase price allocation	(0.2)	(0.1)	0.5	-	-	0.2
Foreign currency translation	-	4.0	-	-	(0.1)	3.9
Businesses sold	-	(33.2)	-	-	-	(33.2)
Balance, December 31, 2011	638.4	348.5	935.0	1.8	37.5	1,961.2
Acquisitions	309.3	12.0	-	-	-	321.3
Adjustments to initial purchase price allocation	-	-	(1.0)	-	-	(1.0)
Foreign currency translation	-	8.8	-	-	0.1	8.9
Balance, December 31, 2012	$947.7	$369.3	$934.0	$1.8	$37.6	$2,290.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Indefinite-Lived Intangible Assets.   Indefinite-lived intangible assets consist of contractual/territorial rights representing the estimated fair value of rights to operate in certain territories acquired through the purchase of independent credit reporting agencies in the U.S. and Canada. Our contractual/territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. As discussed in Note 1, we are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30 each year. Our annual impairment tests as of September 30, 2012, 2011 and 2010 resulted in no impairment of our indefinite-lived intangible assets. Changes in the amounts of indefinite-lived intangible assets for the twelve months ended December 31, 2012 and 2011, are as follows:

Amount
(In millions)
Balance, December 31, 2010	$95.6
Foreign currency translation	-
Balance, December 31, 2011	95.6
Acquisitions	158.8
Foreign currency translation	0.1
Balance, December 31, 2012	$254.5

Purchased Intangible Assets.   Purchased intangible assets net, recorded on our Consolidated Balance Sheets at December 31, 2012 and 2011, are as follows:

	December 31, 2012			December 31, 2011
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(In millions)
Definite-lived intangible assets:
Purchased data files	$795.6	$(229.2)	$566.4	$316.2	$(240.5)	$75.7
Acquired software and technology	34.4	(13.5)	20.9	68.3	(41.1)	27.2
Customer relationships	522.1	(164.5)	357.6	518.2	(130.3)	387.9
Proprietary database	125.0	(115.9)	9.1	125.0	(95.5)	29.5
Non-compete agreements	19.4	(5.5)	13.9	9.0	(3.1)	5.9
Trade names and other intangible assets	41.5	(21.7)	19.8	40.7	(16.7)	24.0
Total definite-lived intangible assets	$1,538.0	$(550.3)	$987.7	$1,077.4	$(527.2)	$550.2

Amortization expense related to purchased intangible assets was $88.7 million, $90.5 million, and $90.0 million during the twelve months ended December 31, 2012, 2011, and 2010, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at December 31, 2012 is as follows:

Years ending December 31,	Amount
(In millions)
2013	$106.3
2014	93.7
2015	88.7
2016	83.3
2017	73.5
Thereafter	542.2
$987.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  DEBT

Debt outstanding at December 31, 2012 and 2011 was as follows:

	December 31,
	2012	2011
	(In millions)
Commercial paper ("CP")	$265.0	$30.0
Notes, 7.34%, due in installments through May 2014	30.0	45.0
Notes, 4.45%, due December 2014	275.0	275.0
Notes, 6.30%, due July 2017	272.5	272.5
Notes, 3.30%, due Dec 2022	500.0	-
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 7.00%, due July 2037	250.0	250.0
Capitalized lease obligation	2.2	1.1
Other	0.7	0.6
Total debt	1,720.4	999.2
Less short-term debt and current maturities	(283.3)	(47.2)
Less unamortized discounts	(2.3)	(1.8)
Plus fair value adjustments	12.6	15.8
Total long-term debt, net of discount	$1,447.4	$966.0

Scheduled future maturities of debt at December 31, 2012, are as follows:

Years ending December 31,	Amount
(In millions)
2013	$282.9
2014	290.0
2015	-
2016	-
2017	272.5
Thereafter	875.0
Total debt	$1,720.4

Senior Credit Facility.    During the fourth quarter of 2012, we extended the maturity date and increased the borrowing limits of our existing unsecured revolving credit facility, which we refer to as the Senior Credit Facility, by entering into a Third Amended and Restated Credit Agreement dated as of December 19, 2012 (the “Amended Agreement”).  The Senior Credit Facility had been scheduled to expire on February 18, 2015, and provided $500.0 million of borrowing capacity.  The Amended Agreement provides for a maturity date of December 19, 2017.  We elected to increase the size of the facility to $750.0 million in line with our liquidity needs and current credit market conditions.  The Amended Agreement also provides an accordion feature that allows us to request an increase in the total commitment to $1.0 billion.  Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. Availability of the Senior Credit Facility for borrowings is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding principal amount of our CP notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under our Senior Credit Facility, we must comply with various financial and non-financial covenants. The financial covenants require us to maintain a maximum leverage ratio, defined as consolidated funded debt divided by consolidated EBITDA (as set forth in the Senior Credit Facility) for the preceding four quarters, of not more than 3.5 to 1.0. Compliance with this financial covenant is tested quarterly. The non-financial covenants include limitations on liens, subsidiary debt, mergers, liquidations, asset dispositions and acquisitions. As of December 31, 2012, we were in compliance with our covenants under the Senior Credit Facility. Our borrowings under this facility, which have not been guaranteed by any of our subsidiaries, are unsecured and will rank on parity in right of payment with all of our other unsecured and unsubordinated indebtedness from time to time outstanding.

At December 31, 2012, interest was payable on borrowings under the existing credit facility at the base rate or London Interbank Offered Rate, or LIBOR, plus a specified margin. The annual unused fee, which we pay on the unused portion of the revolver, and interest rate are subject to adjustment based on our debt ratings. As of December 31, 2012, $483.6 million was available for borrowings and there were no outstanding borrowings under the Senior Credit Facility, which is included in long-term debt on our Consolidated Balance Sheets.

While the underlying final maturity date of this facility is December 2017, it is structured to provide borrowings under short-term loans. Because these borrowings primarily have a maturity of ninety days, the borrowings and repayments are presented on a net basis within the financing activities portion of our Consolidated Statements of Cash Flows as net (repayments) borrowings under long-term revolving credit facilities.

CP Program.   During the fourth quarter of 2012, we increased the size of our CP program from $500.0 million to $750.0 million. Our CP program has been established through the private placement of CP notes from time to time, in which borrowings bear interest at either a variable rate (based on LIBOR or other benchmarks) or a fixed rate, with the applicable rate and margin. Maturities of CP can range from overnight to 397 days. Because the CP program is backstopped by our Senior Credit Facility, the amount of CP which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding borrowings under our Senior Credit Facility. At December 31, 2012, $265.0 million in CP notes was outstanding, all with maturities of less than 90 days.

7.34% Notes.   At the closing of the TALX acquisition in May 2007, we assumed $75.0 million in 7.34% Senior Guaranteed Notes, or TALX Notes, privately placed by TALX with several institutional investors in May 2006. We are required to repay the principal amount of the TALX Notes in five equal annual installments commencing on May 25, 2010 with a final maturity date of May 25, 2014. We may prepay the TALX Notes subject to certain restrictions and the payment of a make-whole amount. Under certain circumstances, we may be required to use proceeds of certain asset dispositions to prepay a portion of the TALX Notes. Interest on the TALX Notes is payable semi-annually until the principal becomes due and payable. We identified a fair value adjustment related to the TALX Notes in applying purchase accounting; this amount is being amortized against interest expense over the remainder of the term of the TALX Notes. At December 31, 2012, the remaining balance of this adjustment is $0.4 million and is included in long-term debt on the Consolidated Balance Sheets.

4.45% Senior Notes.   On November 4, 2009, we issued $275.0 million principal amount of 4.45%, five-year senior notes in an underwritten public offering. Interest is payable semi-annually in arrears on December 1 and June 1 of each year. We used the net proceeds from the sale of the senior notes to repay outstanding borrowings under our CP program, a portion of which was used to finance our fourth quarter 2009 acquisitions. The senior notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness. In conjunction with the senior notes, we entered into five-year interest rate swaps, designated as fair value hedges, which convert the fixed interest rate to a variable rate. The long-term debt fair value adjustment related to these interest rate swaps was an increase of $12.2 million at December 31, 2012.

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

3.3% Senior Notes.   On December 17, 2012, we issued $500.0 million principal amount of 3.3%, ten-year senior notes in an underwritten public offering. Interest is payable semi-annually in arrears on December 15 and June 15 of each year. The net proceeds of the sale of the notes were used to finance the acquisition of CSC Credit Services in December 2012. We must comply with various non-financial covenants, including certain limitations on liens, additional debt and mortgages, mergers, asset dispositions and sale-leaseback arrangements. The senior notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

6.9% Debentures.   We have $125 million of debentures outstanding with a maturity date of 2028.  The debentures are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

Cash paid for interest was $53.0 million, $54.0 million and $55.6 million during the twelve months ended December 31, 2012, 2011 and 2010, respectively.

7.  COMMITMENTS AND CONTINGENCIES

Leases.   Our operating leases principally involve office space and office equipment. Rental expense for operating leases, which is recognized on a straight-line basis over the lease term, was $22.3 million, $22.0 million and $20.5 million for the twelve months ended December 31, 2012, 2011 and 2010, respectively. Our headquarters building ground lease has purchase options exercisable beginning in 2019, renewal options exercisable in 2048 and escalation clauses that began in 2009. Expected future minimum payment obligations for non-cancelable operating leases exceeding one year are as follows as of December 31, 2012:

Years ending December 31,	Amount
(In millions)
2013	$20.7
2014	15.0
2015	11.7
2016	8.0
2017	6.1
Thereafter	32.8
$94.3

We have no material sublease agreements and as a result, expected sublease income is not reflected as a reduction in the total minimum rental obligations under operating leases in the table above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Data Processing, Outsourcing Services and Other Agreements.   We have separate agreements with IBM, TCS and others to outsource portions of our computer data processing operations, applications development, maintenance and related functions and to provide certain other administrative and operational services. The agreements expire between 2013 and 2018. The estimated aggregate minimum contractual obligation remaining under these agreements is approximately $70 million as of December 31, 2012, with no future year’s minimum contractual obligation expected to exceed approximately $40 million. Annual payment obligations in regard to these agreements vary due to factors such as the volume of data processed; changes in our servicing needs as a result of new product offerings, acquisitions or divestitures; the introduction of significant new technologies; foreign currency; or the general rate of inflation. In certain circumstances (e.g., a change in control or for our convenience), we may terminate these data processing and outsourcing agreements, and, in doing so, certain of these agreements require us to pay a significant penalty.

During 2012, we amended certain portions and terminated certain other portions of our operations support services agreement for North America with IBM. The amended agreement extends certain terms two years through December 2016 and changes certain variable cost to fixed cost intended to provide financial savings to the Company. During 2011, we amended our operations support services agreement in North America with IBM. The amended agreement extended the term one year through December 2014 and changed certain variable cost to fixed cost intended to provide financial savings to the Company.  During 2010, we amended our data processing outsourcing agreement with IBM in the U.K. The amended agreement extended the term three years through December 2016 and allows for a reduction in the scope of services provided by IBM, as well as financial savings to the Company. Under our agreement with IBM (which covers our operations in North America, Europe, Peru and Chile), we have outsourced certain of our mainframe and midrange operations, help desk service and desktop support functions, and the operation of our voice and data networks. The scope of such services varies by location. The estimated future minimum contractual obligation under the revised agreement is approximately $60 million for the remaining term, with no individual year’s minimum expected to exceed approximately $30 million. We may terminate certain portions of this agreement without penalty in the event that IBM is in material breach of the terms of the agreement. During 2012, 2011 and 2010, we paid $70.5 million, $79.7 million and $61.1 million, respectively, for these services.

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

If these change in control agreements had been triggered as of December 31, 2012, payments of approximately $48.1 million would have been made (excluding tax gross-up amounts of $26.6 million). Under the Company’s existing director and employee stock benefit plans, a change in control generally would result in the immediate vesting of all outstanding stock options and satisfaction of the restrictions on any outstanding nonvested stock awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guarantees.   We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit is not material at December 31, 2012, and all have a remaining maturity of one year or less. The maximum potential future payments we could be required to make under the guarantees is not material at December 31, 2012.

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

We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We have no accrual related to indemnifications on our Consolidated Balance Sheets at December 31, 2012 and 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

8.  INCOME TAXES

The provision for income taxes from continuing operations consisted of the following:

	Twelve Months Ended December 31,
	2012	2011	2010
	(In millions)
Current:
Federal	$105.8	$113.3	$74.2
State	12.7	10.5	8.2
Foreign	67.4	44.2	41.3
	185.9	168.0	123.7
Deferred:
Federal	(6.2)	(1.5)	15.3
State	(2.1)	0.5	(4.1)
Foreign	(18.2)	1.0	(3.0)
	(26.5)	-	8.2
Provision for income taxes	$159.4	$168.0	$131.9

The provision for income taxes from discontinued operations was $0.5 million and $33.9 million for the years ended December 31, 2011 and 2010, respectively.

Domestic and foreign income from continuing operations before income taxes was as follows:

	Twelve Months Ended December 31,
	2012	2011	2010
	(In millions)
U.S.	$350.7	$340.9	$268.2
Foreign	89.5	67.3	107.0
	$440.2	$408.2	$375.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes reconciles with the U.S. federal statutory rate, as follows:

	Twelve Months Ended December 31,
	2012	2011	2010
	(In millions)
Federal statutory rate	35.0%	35.0%	35.0%

Provision computed at federal statutory rate	$154.1	$142.8	$131.3
State and local taxes, net of federal tax benefit	6.1	5.9	2.9
Foreign	(5.3)	3.1	2.4
Valuation allowance	(0.9)	(0.6)	(3.2)
Tax reserves	0.2	(1.1)	0.8
Currency and other tax effects of Brazil Transaction(1)	(15.3)	20.5	-
Global restructuring(2)	20.5	-	-
Other	-	(2.6)	(2.3)
Provision for income taxes	$159.4	$168.0	$131.9

Effective income tax rate	36.2%	41.2%	35.1%

(1)	During the fourth quarter of 2012, we recorded a $15.3 million tax benefit as a result of tax authorities approving a tax method change which impacted the tax expense recorded in connection with the merger of our Brazilian business in the second quarter of 2011.
(2)	During the fourth quarter of 2012, we completed an international tax restructuring resulting in the recognition of tax expense of $20.5 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of the deferred income tax assets and liabilities at December 31, 2012 and 2011, were as follows:

	December 31,
	2012	2011
	(In millions)
Deferred income tax assets:
Employee pension benefits	$149.9	$172.1
Net operating and capital loss carryforwards	107.3	102.0
Foreign tax credits	54.2	53.8
Employee compensation programs	54.9	49.4
Reserves and accrued expenses	7.7	8.9
Deferred revenue	3.8	8.7
Other	3.1	5.8
Gross deferred income tax assets	380.9	400.7
Valuation allowance	(102.5)	(92.8)
Total deferred income tax assets, net	$278.4	$307.9

Deferred income tax liabilities:
Goodwill and intangible assets	(305.2)	(322.1)
Pension expense	(101.4)	(122.1)
Undistributed earnings of foreign subsidiaries	(52.3)	(44.8)
Depreciation	(15.3)	(17.5)
Other	(18.8)	(21.1)
Total deferred income tax liability	(493.0)	(527.6)
Net deferred income tax liability	$(214.6)	$(219.7)

Our deferred income tax assets and deferred income tax liabilities at December 31, 2012 and 2011, are included in the accompanying Consolidated Balance Sheets as follows:

	December 31,
	2012	2011
	(In millions)
Current deferred income tax assets, included in other current assets	$8.4	$10.6
Long-term deferred income tax assets, included in other assets	$4.7	$5.6
Long-term deferred income tax liabilities	(227.7)	(235.9)
Net deferred income tax liability	$(214.6)	$(219.7)

We record deferred income taxes on the temporary differences of our foreign subsidiaries and branches, except for the temporary differences related to undistributed earnings of subsidiaries which we consider indefinitely invested. We have indefinitely invested $85.7 million attributable to pre-2004 undistributed earnings of our Canadian and Chilean subsidiaries. If the pre-2004 earnings were not considered indefinitely invested, $5.7 million of deferred U.S. income taxes would have been provided.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2012, we had U.S. federal and state net operating loss carryforwards of $82.2 million which will expire at various times between 2013 and 2029. We also had foreign net operating loss carryforwards totaling $335.0 million of which $26.8 million will expire between 2013 and 2029 and the remaining $308.2 million will carryforward indefinitely. Foreign capital loss carryforwards of $20.0 million may be carried forward indefinitely. The deferred tax asset related to the net operating loss and capital loss carryforwards is $107.3 million of which $100.0 million has been fully reserved in the deferred tax valuation allowance. Additionally, we had foreign tax credit carryforwards of $54.2 million, of which $5.9 million will expire in 2022 and $48.3 million will be available to be utilized upon repatriation of foreign earnings. We also had state credit carryforwards of $0.6 million which will begin expiring in 2017.

Cash paid for income taxes, net of amounts refunded, was $181.7 million, $127.5 million and $163.7 million during the twelve months ended December 31, 2012, 2011 and 2010, respectively.

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes on our Consolidated Statements of Income.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011
	(In millions)
Beginning balance (January 1)	$19.9	$20.5
Increases related to prior year tax positions	1.9	2.8
Decreases related to prior year tax positions	(0.5)	(0.3)
Increases related to current year tax positions	2.6	3.3
Decreases related to settlements	(1.0)	(3.9)
Expiration of the statute of limitations for the assessment of taxes	(3.3)	(2.0)
Currency translation adjustment	(0.1)	(0.5)
Ending balance (December 31)	$19.5	$19.9

We recorded liabilities of $24.2 million and $25.1 million for unrecognized tax benefits as of December 31, 2012 and 2011, respectively, which included interest and penalties of $4.5 million and $5.2 million, respectively. As of December 31, 2012 and 2011, the total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $20.6 million and $18.9 million, respectively, which included interest and penalties of $4.1 million and $4.5 million, respectively. The accruals for potential interest and penalties during 2012 and 2011 were not material.

Equifax and its subsidiaries are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state or international income tax examinations by tax authorities for years before 2007. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that Equifax’s gross unrecognized tax benefit balance may change within the next twelve months by a range of zero to $11.4 million.

9.  STOCK-BASED COMPENSATION

We have one active share-based award plan, the 2008 Omnibus Incentive Plan which was approved by our shareholders in 2008, that provides our directors, officers and certain employees with stock options and nonvested stock. The plan is described below. We expect to issue common shares held by treasury stock upon the exercise of stock options or once nonvested shares vest. Total stock-based compensation expense in our Consolidated Statements of Income during the twelve months ended December 31, 2012, 2011 and 2010, was as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended December 31,
(in millions)	2012	2011	2010

Cost of services	$3.9	$3.6	$3.6
Selling, general and administrative expenses	24.1	20.8	18.2
Stock-based compensation expense, before income taxes	$28.0	$24.4	$21.8

The total income tax benefit recognized for stock-based compensation expense was $9.8 million, $8.7 million and $7.8 million for the twelve months ended December 31, 2012, 2011 and 2010, respectively.

Benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced operating cash flows and increased financing cash flows by $1.7 million, $1.2 million and $3.5 million during the twelve months ended December 31, 2012, 2011 and 2010, respectively.

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

The fair value for stock options granted during the twelve months ended December 31, 2012, 2011 and 2010, was estimated at the date of grant, using the binomial model with the following weighted-average assumptions:

	Twelve Months Ended December 31,
	2012	2011	2010

Dividend yield	1.8%	1.8%	0.5%
Expected volatility	31.9%	32.7%	29.9%
Risk-free interest rate	0.6%	1.2%	1.6%
Expected term (in years)	4.9	4.8	4.6
Weighted-average fair value of stock options granted	$10.67	$7.85	$8.28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes changes in outstanding stock options during the twelve months ended December 31, 2012, as well as stock options that are vested and expected to vest and stock options exercisable at December 31, 2012:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at December 31, 2011	6,715	$31.82
Granted (all at market price)	501	$47.04
Exercised	(2,352)	$29.37
Forfeited and cancelled	(116)	$31.85
Outstanding at December 31, 2012	4,748	$34.64	6.5	$92.5
Vested and expected to vest at December 31, 2012	4,563	$34.58	6.4	$89.2
Exercisable at December 31, 2012	3,061	$33.34	5.3	$63.6

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of Equifax’s common stock on December 31, 2012 and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the value that would have been received by the stock option holders if they had all exercised their stock options on December 31, 2012. In future periods, this amount will change depending on fluctuations in Equifax’s stock price. The total intrinsic value of stock options exercised during the twelve months ended December 31, 2012, 2011 and 2010, was $38.3 million, $9.9 million and $14.7 million, respectively. At December 31, 2012, our total unrecognized compensation cost related to stock options was $5.5 million with a weighted-average recognition period of 1.5 years.

The following table summarizes changes in outstanding options and the related weighted-average exercise price per share for the twelve months ended December 31, 2011 and 2010:

	December 31,
	2011		2010
	Shares	Weighted- Average Price	Shares	Weighted- Average Price
	(Shares in thousands)		(Shares in thousands)
Outstanding at the beginning of the year	6,526	$30.63	6,845	$28.68
Granted (all at market price)	1,298	$32.94	1,216	$32.02
Exercised	(947)	$25.02	(1,358)	$21.58
Forfeited and cancelled	(162)	$32.99	(177)	$34.04
Outstanding at the end of the year	6,715	$31.82	6,526	$30.63
Exercisable at end of year	4,289	$31.71	4,248	$30.28

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

In 2012, pursuant to our 2008 Omnibus Incentive Plan, certain executive officers were granted nonvested shares in which the number of shares is dependent upon the Company’s three-year relative total shareholder return as compared to the three-year cumulative average quarterly shareholder return of the companies in the S&P 500, subject to adjustment. The number of shares which could potentially be issued ranges from zero to 200% of the target award. The grants outstanding subject to market performance as of December 31, 2012 would result in 181,803 shares outstanding at 100% of target and 363,606 at 200% of target at the end of the vesting period. Compensation expense is recognized on a straight-line basis over the measurement period and is based upon the fair market value of the shares estimated to be earned at the date of grant. The fair value of the performance-based shares is estimated on the date of grant using a Monte-Carlo simulation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes changes in our nonvested stock during the twelve months ended December 31, 2012, 2011 and 2010 and the related weighted-average grant date fair value:

		Weighted-Average
		Grant Date
	Shares	Fair Value
	(in thousands)
Nonvested at December 31, 2009	1,110	$33.10
Granted	553	$33.27
Vested	(317)	$38.08
Forfeited	(36)	$33.20
Nonvested at December 31, 2010	1,310	$31.54
Granted	513	$34.07
Vested	(340)	$34.34
Forfeited	(52)	$30.70
Nonvested at December 31, 2011	1,431	$31.79
Granted	685	$44.59
Vested	(440)	$29.02
Forfeited	(60)	$33.31
Nonvested at December 31, 2012	1,616	$37.95

The total fair value of nonvested stock that vested during the twelve months ended December 31, 2012, 2011 and 2010, was $19.9 million, $12.1 million and $10.3 million, respectively, based on the weighted-average fair value on the vesting date, and $12.8 million, $11.7 million and $12.1 million, respectively, based on the weighted-average fair value on the date of grant. At December 31, 2012, our total unrecognized compensation cost related to nonvested stock was $24.7 million with a weighted-average recognition period of 1.9 years.

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

U.S. and Canadian Retirement Plans.   We sponsor a qualified defined benefit retirement plan (the U.S. Retirement Income Plan, or USRIP) that covers approximately 25% of current U.S. salaried employees who were hired on or before June 30, 2007, the last date on which an individual could be hired and enter the plan before the USRIP was frozen to new participation at December 31, 2008. This plan also covers many retirees as well as certain terminated but vested individuals not yet in retirement status. We also sponsor a defined benefit plan that covers most salaried and hourly employees in Canada (the Canadian Retirement Income Plan, or CRIP), also frozen to new hires on October 1, 2011.

On October 1, 2012, we offered certain former employees the option to receive their USRIP pension benefits in either a lump sum payable by December 31, 2012, or a reduced monthly annuity that will commence December 1, 2012. The voluntary lump sum payment option was based on the present value of the participant’s pension benefit, and was payable at the participant’s election in cash or rollover into a qualified retirement plan or IRA. The offer was made to approximately 3,500 vested participants in the pension plan who had terminated employment prior to January 1, 2012 and had not yet started to receive monthly payment of their pension benefit. Participants were required to make an irrevocable election to receive the lump sum payment by November 26, 2012. Approximately 64% of the vested terminated participants elected to receive the lump sum payment which resulted in a payment of $62.6 million. The payment was made on December 21, 2012, from existing plan assets. Approximately 90 vested terminated participants elected the accelerated reduced monthly annuity which is being paid from the pension plan.

On November 7, 2012, an amendment to the USRIP was approved which froze future salary increases for non-grandfathered participants and provided a one-time 9% increase to the accrued benefit for these non-grandfathered participants who were employed on December 31, 2012. This amendment along with the settlement described above resulted in a $38.7 million pension charge recorded during the fourth quarter of 2012.

On September 14, 2011, the Compensation Committee of the Board of Directors approved a redesign of our retirement plans for our currently active Canadian employees, effective January 1, 2013, and for our new hires hired on or after October 1, 2011. The changes to our retirement plan will freeze the Canadian Retirement Income Plan, or CRIP, a registered defined benefit pension plan, for employees who do not meet retirement-eligibility status under the CRIP as of December 31, 2012 (“Non-Grandfathered” participants). Under the plan amendment, the service credit for Non-Grandfathered participants will freeze, but these participants will continue to receive credit for salary increases and vesting service. Additionally, Non-Grandfathered employees and certain other employees not eligible to participate in the CRIP (i.e., new hires on or after October 1, 2011) will be able to participate in an enhanced defined contribution component of the CRIP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the twelve months ended December 31, 2012, we did not make any contributions to the USRIP and made contributions of $3.7 million to the CRIP. During the twelve months ended December 31, 2011, we made contributions of $40.0 million to the USRIP and $2.6 million to the CRIP. At December 31, 2012, the USRIP met or exceeded ERISA’s minimum funding requirements.

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

Obligations and Funded Status.   A reconciliation of the projected benefit obligations, plan assets and funded status of the plans is as follows:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
	(In millions)
Change in projected benefit obligation
Benefit obligation at January 1,	$746.1	$678.0	$29.9	$33.6
Service cost	6.5	6.4	0.5	0.6
Interest cost	33.4	34.5	1.2	1.6
Plan participants' contributions	-	-	1.1	1.1
Amendments	7.5	-	-	-
Actuarial loss (gain)	68.7	70.0	(1.7)	(3.0)
Foreign currency exchange rate changes	1.8	(1.2)	-	-
Curtailments	(29.2)	-	-	-
Settlements	(77.3)	-	-	-
Benefits paid	(40.7)	(41.6)	(3.7)	(4.0)
Projected benefit obligation at December 31,	716.8	746.1	27.3	29.9
Change in plan assets
Fair value of plan assets at January 1,	583.0	569.9	19.3	18.9
Actual return on plan assets	59.0	9.2	2.1	0.4
Employer contributions	7.6	46.6	2.6	2.9
Plan participants' contributions	-	-	1.1	1.1
Foreign currency exchange rate changes	1.7	(1.1)	-	-
Settlements	(62.6)	-	-	-
Benefits paid	(40.7)	(41.6)	(3.7)	(4.0)
Fair value of plan assets at December 31,	548.0	583.0	21.4	19.3
Funded status of plan	$(168.8)	$(163.1)	$(5.9)	$(10.6)

The accumulated benefit obligation for the USRIP, CRIP and Supplemental Retirement Plans was $697.5 million at December 31, 2012. The accumulated benefit obligation for the USRIP, CRIP and Supplemental Retirement Plans was $710.3 million at December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2012, the USRIP and Supplemental Retirement Plans had projected benefit obligations and accumulated benefit obligations in excess of those plans’ respective assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these plans in the aggregate were $650.5 million, $642.2 million and $494.1 million, respectively, at December 31, 2012. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the CRIP were $66.3 million, $55.3 million and $53.9 million, respectively, at December 31, 2012.

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

The following table represents the net amounts recognized, or the funded status of our pension and other postretirement benefit plans, in our Consolidated Balance Sheets at December 31, 2012 and 2011:

	Pension Benefits		Other Benefits
(In millions)	2012	2011	2012	2011
Amounts recognized in the statements of financial position consist of:
Current liabilities	$(3.7)	$(3.8)	$-	$-
Long-term liabilities	(165.1)	(159.3)	(5.9)	(10.6)
Net amount recognized	$(168.8)	$(163.1)	$(5.9)	$(10.6)

Included in accumulated other comprehensive loss at December 31, 2012 and 2011, were the following amounts that have not yet been recognized in net periodic pension cost:

	Pension Benefits		Other Benefits
(In millions)	2012	2011	2012	2011
Prior service cost, net of accumulated taxes of $3.5 and $0.9 in 2012 and 2011, respectively, for pension benefits and $(0.3) and $(0.4) in 2012 and 2011, respectively, for other benefits	$6.0	$1.8	$(0.4)	$(0.6)
Net actuarial loss, net of accumulated taxes of $151.5 and $165.6 in 2012 and 2011, respectively, for pension benefits and $4.6 and $6.0 in 2012 and 2011, respectively, for other benefits	262.9	288.6	7.9	10.5
Accumulated other comprehensive loss	$268.9	$290.4	$7.5	$9.9

The following indicates amounts recognized in other comprehensive income (loss) during the twelve months ended December 31, 2012 and 2011:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in plan assets and benefit obligations recognized in other comprehensive income:

	Pension Benefits		Other Benefits
(In millions)	2012	2011	2012	2011
Amounts arising during the period:
Net actuarial loss (gain), net of taxes of $21.8 and $39.2 in 2012 and 2011, respectively, for pension benefits and $(0.8) and $(0.6) in 2012 and 2011, respectively, for other benefits	$36.2	$68.9	$(1.8)	$(1.0)
Foreign currency exchange rate (gain) loss, net of taxes of $0.0 and $(0.0) in 2012 and 2011, respectively, for pension benefits	0.1	(0.1)	-	-
Prior service (credit) cost, net of taxes of $2.8 for pension benefits in 2012	4.7	-	-	-

Amounts recognized in net periodic benefit cost during the period:
Recognized actuarial loss, net of taxes of $(5.9) and $(4.4) in 2012 and 2011, respectively, for pension benefits and $(0.4) and $(0.5) in 2012 and 2011, respectively, for other benefits	(10.1)	(7.6)	(0.7)	(0.8)
Amortization of prior service cost, net of taxes of $(0.3) in 2012 and 2011 for pension benefits and $0.1 in 2012 and 2011 for other benefits	(0.5)	(0.5)	0.1	0.1
Curtailments, net of taxes of $(10.6) in 2012 for pension benefits	(18.4)	-	-	-
Settlements, net of taxes of $(19.5) in 2012 for pension benefits	(33.5)	-	-	-
Total recognized in other comprehensive income	$(21.5)	$60.7	$(2.4)	$(1.7)

Components of Net Periodic Benefit Cost.

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
	(In millions)
Service cost	$6.5	$6.4	$6.4	$0.5	$0.6	$0.5
Interest cost	33.4	34.5	34.9	1.2	1.6	1.7
Expected return on plan assets	(46.6)	(46.6)	(44.8)	(1.6)	(1.7)	(1.5)
Amortization of prior service cost	0.8	0.8	0.8	(0.2)	(0.2)	(0.2)
Recognized actuarial loss	16.0	12.0	9.2	1.1	1.3	1.2
Net periodic benefit cost	10.1	7.1	6.5	1.0	1.6	1.7
Curtailments	(0.2)	-	-	-	-	-
Settlements	38.9	-	-	-	-	-
Total net periodic benefit cost	$48.8	$7.1	$6.5	$1.0	$1.6	$1.7

The following represents the amount of prior service cost and actuarial loss included in accumulated other comprehensive loss that is expected to be recognized in net periodic benefit cost during the twelve months ending December 31, 2013:

	Pension	Other
(In millions)	Benefits	Benefits
Actuarial loss, net of taxes of $6.3 for pension benefits and and $0.4 for other benefits	$10.8	$0.6
Prior service cost, net of taxes of $0.5 for pension benefits and and $(0.1) for other benefits	$0.8	$(0.1)

Weighted-Average Assumptions.

Weighted-average assumptions used to determine	Pension Benefits		Other Benefits
benefit obligations at December 31,	2012	2011	2012	2011
Discount rate	4.17%	4.60%	4.03%	4.29%
Rate of compensation increase	3.56%	4.41%	N/A	N/A

Weighted-average assumptions used to determine	Pension Benefits			Other Benefits
net periodic benefit cost at December 31,	2012	2011	2010	2012	2011	2010
Discount rate	4.60%	5.24%	5.77%	4.29%	4.90%	5.45%
Expected return on plan assets	7.67%	7.73%	7.73%	7.75%	7.75%	7.75%
Rate of compensation increase	4.41%	4.37%	4.37%	N/A	N/A	N/A

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

Expected Return on Plan Assets.   The expected rate of return on plan assets is based on both our historical returns and forecasted future investment returns by asset class, as provided by our external investment advisor. In 2012, the US Pension plan investment returns of 11.4% exceeded the expected return of 7.75% for the third time in the last four years. However due to lower forecasted future returns the expected return for 2013 was reduced to 7.5%. The CRIP earned 8.8% in 2012 also exceeding its expected return of 6.75% for the third time in four years. The CRIP has a lower expected return due to a higher asset allocation to fixed income securities.

The calculation of the net periodic benefit cost for the USRIP and CRIP utilizes a market-related value of assets. The market-related value of assets recognizes the difference between actual returns and expected returns over five years at a rate of 20% per year.

Healthcare Costs.   An initial 7.0% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2013 for pre-Medicare coverage. The rate was assumed to decrease gradually to an ultimate rate of 5.0% by 2017. An initial 7.0% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2012 for post-Medicare coverage. The rate was assumed to decrease gradually to an ultimate rate of 5.0% by 2017.  Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one-percentage point change in assumed healthcare cost trend rates at December 31, 2012 would have had the following effects:

	1-Percentage	1-Percentage
(In millions)	Point Increase	Point Decrease
Effect on total service and interest cost components	$0.2	$(0.2)
Effect on accumulated postretirement benefit obligation	$2.7	$(2.3)

We estimate that the future benefits payable for our retirement and postretirement plans are as follows at December 31, 2012:

	U.S. Defined	Non-U.S. Defined	Other
Years ending December 31,	Benefit Plans	Benefit Plans	Benefit Plans
	(In millions)
2013	$40.3	$2.7	$2.2
2014	$40.7	$2.7	$2.2
2015	$40.6	$2.7	$2.2
2016	$40.7	$2.8	$2.0
2017	$40.4	$3.0	$2.0
Next five fiscal years to December 31, 2022	$199.7	$16.3	$9.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Plan Assets.   The fair value of the pension assets at December 31, 2012, is as follows:

			Fair Value Measurements at Reporting Date Using:
Description		Fair Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
Large-Cap Equity	(1)	$94.5	$94.5	$-	$-
Small and Mid-Cap Equity	(1)	19.6	19.6	-	-
International Equity	(1)(2)	109.3	67.4	41.9	-
Fixed Income	(1)(2)	162.4	11.2	151.2	-
Private Equity	(3)	36.0	-	-	36.0
Hedge Funds	(4)	89.1	-	-	89.1
Real Assets	(1)(5)	29.3	18.2	-	11.1
Cash	(1)	7.8	7.8	-	-
Total		$548.0	$218.7	$193.1	$136.2

(1)	Fair value is based on observable market prices for the assets.

(2)	For the portion of this asset class categorized as Level 2, fair value is determined using dealer and broker quotations, certain pricing models, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.

(3)	Private equity investments are initially valued at cost. Fund managers periodically review the valuations utilizing subsequent company- specific transactions or deterioration in the company’s financial performance to determine if fair value adjustments are necessary. Private equity investments are typically viewed as long term, less liquid investments with return of capital coming via cash distributions from the sale of underlying fund assets. The Plan intends to hold these investments through each fund’s normal life cycle and wind down period. As of December 31, 2012, we had $24.2 million of remaining commitments related to these private equity investments.

(4)	Fair value is reported by the fund manager based on observable market prices for actively traded assets within the funds, as well as financial models, comparable financial transactions or other factors relevant to the specific asset for assets with no observable market. These investments are redeemable quarterly with a range of 30 – 90 days notice.

(5)	For the portion of this asset class categorized as Level 3, fair value is reported by the fund manager based on a combination of the following valuation approaches: current replacement cost less deterioration and obsolescence, a discounted cash flow model of income streams and comparable market sales. As of December 31, 2012, we had $7.8 million of remaining commitments related to the real asset investments.

The following table shows a reconciliation of the beginning and ending balances for assets valued using significant unobservable inputs:

	Private Equity	Hedge Funds	Real Assets
	(In millions)
Balance at December 31, 2011	$33.0	$92.9	$9.8
Return on plan assets:
Unrealized	1.0	4.7	0.6
Realized	1.6	1.0	-
Purchases	6.5	5.9	1.2
Sales	(6.1)	(15.4)	(0.5)
Balance at December 31, 2012	$36.0	$89.1	$11.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the postretirement assets at December 31, 2012, is as follows:

			Fair Value Measurements at Reporting Date Using:
Description		Fair Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
Large-Cap Equity	(1)	$4.1	$4.1	$-	$-
Small and Mid-Cap Equity	(1)	0.8	0.8	-	-
International Equity	(1) (2)	3.6	2.9	0.7	-
Fixed Income	(1) (2)	5.9	0.5	5.4	-
Private Equity	(3)	1.6	-	-	1.6
Hedge Funds	(4)	3.8	-	-	3.8
Real Assets	(1) (5)	1.3	0.8	-	0.5
Cash	(1)	0.3	0.3	-	-
Total		$21.4	$9.4	$6.1	$5.9

(1)	Fair value is based on observable market prices for the assets.

(2)	For the portion of this asset class categorized as Level 2, fair value is determined using dealer and broker quotations, certain pricing models, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.

(3)	Private equity investments are initially valued at cost. Fund managers periodically review the valuations utilizing subsequent company- specific transactions or deterioration in the company’s financial performance to determine if fair value adjustments are necessary. Private equity investments are typically viewed as long term, less liquid investments with return of capital coming via cash distributions from the sale of underlying fund assets. The Plan intends to hold these investments through each fund’s normal life cycle and wind down period.

(4)	Fair value is reported by the fund manager based on observable market prices for actively traded assets within the funds, as well as financial models, comparable financial transactions or other factors relevant to the specific asset for assets with no observable market. These investments are redeemable quarterly with a range of 30 – 90 days notice.

(5)	For the portion of this asset class categorized as Level 3, fair value is reported by the fund manager based on a combination of the following valuation approaches: current replacement cost less deterioration and obsolescence, a discounted cash flow model of income streams and comparable market sales.

Gross realized and unrealized gains and losses, purchases and sales for Level 3 postretirement assets were not material for the twelve months ended December 31, 2012.

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

The Plan is prohibited from investing additional amounts in Equifax stock once the market value of stock held by each plan exceeds 10% of the total market value of each plan. In 2011, all shares of Equifax common stock directly owned by the USRIP were sold and none were directly owned by the Plan at December 31, 2012.  At December 31, 2010, the USRIP’s assets included 0.4 million shares of Equifax common stock, with a market value of $13.7 million. Not more than 5% of the portfolio (at cost) shall be invested in the securities of any one issuer, with the exceptions of Equifax common stock or other securities, and U.S. Treasury and government agency securities.

The following asset allocation ranges and actual allocations were in effect as of December 31, 2012 and 2011:

		Actual
USRIP	Range	2012	2011
Large-Cap Equity	10%-35%	19.1%	13.9%
Small- and Mid-Cap Equity	0%-15%	4.0%	1.3%
International Equity	10%-30%	16.7%	10.7%
Private Equity	2%-10%	7.3%	6.2%
Hedge Funds	10%-30%	18.0%	17.3%
Real Assets	2%-10%	5.9%	5.2%
Fixed Income	15%-40%	27.5%	34.8%
Cash	0%-15%	1.5%	10.6%

CRIP Investment and Asset Allocation Strategies.   The primary goal of the asset allocation strategy of the Plan is to produce a total investment return which will satisfy future annual cash benefit payments to participants and minimize future contributions from the Company. Additionally, this strategy will diversify the plan assets to minimize nonsystemic risk and provide reasonable assurance that no single security or class of security will have a disproportionate impact on the Plan. Due to the high funded status of the Plan, the Pension Committee of the CRIP has adopted a conservative asset allocation of 50/50 in equities and fixed income. The Pension Committee maintains an investment policy for the CRIP, which imposes certain limitations and restrictions regarding allowable types of investments. The current investment policy imposes those restrictions on investments or transactions such as (1) Equifax common stock or securities, except as might be incidental to any pooled funds which the plan may have, (2) commodities or loans, (3) short sales and the use of margin accounts, (4) put and call options, (5) private placements, and (6) transactions which are “related-party” in nature as specified by the Canadian Pension Benefits Standards Act and its regulations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following specifies the asset allocation ranges and actual allocation as of December 31, 2012 and 2011:

		Actual
CRIP	Range	2012	2011
Canadian Equities	25%-50%	35.6%	34.8%
U.S. Equities	0%-19%	0.0%	5.2%
International Equities	0%-19%	14.1%	8.9%
Fixed Income	30%-70%	49.9%	50.5%
Money Market	0%-10%	0.4%	0.6%

Equifax Retirement Savings Plans.   Equifax sponsors a tax qualified defined contribution plan, the Equifax Inc. 401(k) Plan, or the Plan. We provide a discretionary match of participants’ contributions, up to four or six percent of employee eligible pay depending on certain eligibility rules under the Plan. We also provide a discretionary direct contribution to certain eligible employees, the percentage of which is based upon an employee’s years of service. Company contributions for the Plan during the twelve months ended December 31, 2012, 2011 and 2010 were $17.8 million, $15.6 million and $14.6 million, respectively.

Foreign Retirement Plans.   We also maintain defined contribution plans for certain employees in the U.K., Ireland and Canada. For the years ended December 31, 2012, 2011 and 2010, our expenses related to these plans were not material.

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

Long-Term Incentive Plan.   We have a shareholder-approved Key Management Incentive Plan (Annual Incentive Plan) for certain key officers that provides for annual or long-term cash awards at the end of various measurement periods, based on the earnings per share and/or various other criteria over the measurement period. Our total accrued incentive compensation for all incentive plans included in accrued salaries and bonuses on our Consolidated Balance Sheets was $90.7 million and $66.5 million at December 31, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Benefit Trusts.   We maintain employee benefit trusts for the purpose of satisfying obligations under certain benefit plans. These trusts held 0.6 million shares of Equifax stock with a value, at cost, of $5.9 million at December 31, 2012 and 2011, as well as cash, which was not material for both periods presented. The employee benefits trusts are as follows:

•	The Executive Life and Supplemental Retirement Benefit Plan Grantor Trust is used to ensure that the insurance premiums due under the Executive Life and Supplemental Retirement Benefit Plan are paid in case we fail to make scheduled payments following a change in control, as defined in this trust agreement.

•	The Supplemental Retirement Plan Grantor Trust’s assets are dedicated to ensure the payment of benefits accrued under our Supplemental Retirement Plan in case of a change in control, as defined in this trust agreement.

The assets in these plans which are recorded on our Consolidated Balance Sheets are subject to creditors claims in case of insolvency of Equifax Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  SEGMENT INFORMATION

Reportable Segments.   We manage our business and report our financial results through the following five reportable segments, which are the same as our operating segments:

•	U.S. Consumer Information Solutions

•	International

•	Workforce Solutions

•	North America Personal Solutions

•	North America Commercial Solutions

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

Workforce Solutions.   This segment includes employment, income and social security number verification services (known as Verification Services) and employment tax and talent management services (known as Employer Services).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the twelve months ended December 31, 2012, 2011 and 2010 and as of December 31, 2012 and 2011 is as follows:

	Twelve Months Ended
(in millions)	December 31,
Operating revenue:	2012	2011	2010
U.S. Consumer Information Solutions	$916.8	$792.6	$743.0
International	486.2	492.9	482.8
Workforce Solutions	463.1	404.3	395.6
North America Personal Solutions	204.5	180.7	157.6
North America Commercial Solutions	89.9	89.3	80.5
Total operating revenue	$2,160.5	$1,959.8	$1,859.5

	Twelve Months Ended
(in millions)	December 31,
Operating income:	2012	2011	2010
U.S. Consumer Information Solutions	$341.7	$287.3	$269.8
International	143.8	132.2	119.4
Workforce Solutions	107.9	90.7	92.1
North America Personal Solutions	61.6	54.1	44.6
North America Commercial Solutions	19.8	23.6	19.5
General Corporate Expense	(185.8)	(116.9)	(115.4)
Total operating income	$489.0	$471.0	$430.0

	December 31,
(in millions)	2012	2011
Total assets:
U.S. Consumer Information Solutions	$2,010.5	$1,025.6
International	701.7	682.1
Workforce Solutions	1,371.9	1,425.8
North America Personal Solutions	23.7	22.9
North America Commercial Solutions	64.2	65.3
General Corporate	339.1	297.0
Total assets	$4,511.1	$3,518.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended
(in millions)	December 31,
Depreciation and amortization expense:	2012	2011	2010
U.S. Consumer Information Solutions	$41.7	$44.1	$41.4
International	24.8	26.9	25.6
Workforce Solutions	68.8	66.6	67.9
North America Personal Solutions	7.0	6.0	5.4
North America Commercial Solutions	4.7	5.1	6.2
General Corporate	16.7	16.8	15.7
Total depreciation and amortization expense	$163.7	$165.5	$162.2

	Twelve Months Ended
(in millions)	December 31,
Capital expenditures:	2012	2011	2010
U.S. Consumer Information Solutions	$16.1	$13.5	$13.8
International	10.7	15.8	12.4
Workforce Solutions	12.8	23.4	16.5
North America Personal Solutions	6.1	5.4	4.9
North America Commercial Solutions	2.2	2.2	2.4
General Corporate	18.1	14.7	49.8
Total capital expenditures	$66.0	$75.0	$99.8

Financial information by geographic area is as follows:

	Twelve Months Ended
(in millions)	December 31,
	2012		2011		2010
Operating revenue (based on location of customer):	Amount	%	Amount	%	Amount	%
U.S.	$1,649.4	76%	$1,440.9	74%	$1,352.2	73%
Canada	153.9	7%	151.3	8%	138.4	7%
U.K.	133.5	6%	124.1	6%	104.7	6%
Brazil	-	0%	35.4	2%	84.1	4%
Other	223.7	11%	208.1	10%	180.1	10%
Total operating revenue	$2,160.5	100%	$1,959.8	100%	$1,859.5	100%

(in millions)	December 31,
	2012		2011
Long-lived assets:	Amount	%	Amount	%
U.S.	$3,453.6	87%	$2,542.4	83%
U.K.	122.3	3%	121.5	4%
Brazil	70.8	2%	77.2	3%
Canada	63.9	1%	70.7	2%
Other	270.8	7%	248.7	8%
Total long-lived assets	$3,981.4	100%	$3,060.5	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2012 and 2011 was as follows:

	Three Months Ended
2012	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
Operating revenue	$522.7	$535.8	$543.9	$558.1
Operating income	$129.0	$132.7	$132.1	$95.2
Consolidated net income	$73.7	$78.8	$80.1	$48.2
Net income attributable to Equifax	$71.5	$76.4	$77.9	$46.3
Basic earnings per common share*	$0.60	$0.64	$0.65	$0.39
Diluted earnings per common share*	$0.58	$0.62	$0.64	$0.38

	Three Months Ended
2011	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
Operating revenue	$472.6	$487.1	$490.4	$509.7
Operating income	$109.1	$114.6	$121.6	$125.7
Consolidated income from continuing operations	$59.3	$37.1	$69.3	$74.5
Discontinued operations, net of tax	$-	$-	$-	$1.5
Consolidated net income	$59.3	$37.1	$69.3	$76.0
Net income attributable to Equifax	$57.3	$34.5	$66.7	$74.4
Basic earnings per common share*
Net income from continuing operations attributable to Equifax	$0.47	$0.28	$0.55	$0.61
Discontinued operations attributable to Equifax	$-	$-	$-	$0.01
Net income attributable to Equifax	$0.47	$0.28	$0.55	$0.62
Diluted earnings per common share*
Net income from continuing operations attributable to Equifax	$0.46	$0.28	$0.54	$0.60
Discontinued operations attributable to Equifax	$-	$-	$-	$0.01
Net income attributable to Equifax	$0.46	$0.28	$0.54	$0.61

*	The sum of the quarterly EPS does not equal the annual EPS due to changes in the weighted-average shares between periods.

The comparability of our quarterly financial results during 2012 and 2011 was impacted by certain events, as follows:

•	During 2012 and 2011, we made several acquisitions, including CSC Credit Services during the fourth quarter of 2012 which did not have a material impact on the results of the quarter, and DataVision Resources during the third quarter of 2011. For additional information about our acquisitions, see Note 4 of the Notes to Consolidated Financial Statements.

•	During the fourth quarter of 2012, we offered certain former employees a voluntary lump sum payment option of their pension benefits or a reduced monthly annuity. Approximately 64% of the vested terminated participants elected to receive the lump sum payment which resulted in a payment of $62.6 million. An amendment to the USRIP was also approved which froze future salary increases for non-grandfathered participants and offered a one-time 9% increase to the service benefit. The settlement and amendment resulted in a $38.7 million pension charge. For additional information, see Note 11 of the Notes to Consolidated Financial Statements.

•	During the second quarter of 2011, we completed the merger of our Brazilian business with Boa Vista Serviços S.A. (“BVS”) in exchange for a 15% equity interest in BVS, which was accounted for as a sale and deconsolidated (the “Brazilian Transaction”). For additional information about the merger, see Note 2 of the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  SUBSEQUENT EVENTS

During the first quarter of 2013, we divested of two non-strategic business lines, Equifax Settlement Services which was part of our Mortgage business within the USCIS operating segment and Talent Management Services which was part of our Employer Services business within our Workforce Solutions operating segment, for a total of approximately $48 million. The historical results of these operations will be classified as discontinued operations in the Consolidated Statements of Income beginning in the first quarter of 2013.   The net assets of these business lines did not meet the held for sale criteria as of December 31, 2012.

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

Our management assessed the effectiveness of Equifax’s internal control over financial reporting as of December 31, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment using those criteria, our management concluded that, as of December 31, 2012, Equifax’s internal control over financial reporting was effective. The effectiveness of Equifax’s internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, Equifax’s independent registered public accounting firm, as stated in their report, which appears under Item 8 on page 55.

On December 28, 2012, we acquired certain business assets and the operations of CSC Credit Services, Inc., a subsidiary of Computer Sciences Corporation. As permitted by Securities and Exchange Commission guidance, the scope of our Section 404 evaluation for the fiscal year ended December 31, 2012 does not include the internal controls over financial reporting over the acquired operations. This acquisition is included in our consolidated financial statements from the date of acquisition. The acquisition represented approximately $1.0 billion of our $4.5 billion consolidated assets as of December 31, 2012 and approximately $0.7 million of our $2.2 billion consolidated revenues for the year then ended.

Changes in Internal Control Over Financial Reporting.

No change in our internal control over financial reporting occurred during Equifax’s fourth quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, Equifax’s internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 10 of Part III regarding our directors, nominees, and audit committee financial experts is included in the sections captioned “Directors, Executive Officers and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement, or 2012 Proxy Statement, relating to the Annual Meeting of Shareholders to be held on May 3, 2012, to be filed with the SEC within 120 days after December 31, 2012, and is incorporated herein by reference.

Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business — Executive Officers of the Registrant.”

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is included in the section of our 2013 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

Information required by Item 11 of Part III is included in the sections of our 2013 Proxy Statement captioned “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of Part III is included in the sections of our 2013 Proxy Statement captioned “Securities Owned by Certain Beneficial Owners” and “Securities Owned by Directors and Management” is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by Item 12 regarding the securities authorized for issuance under our equity compensation plans is included in the section captioned “Equity Compensation Plan Information” in our 2013 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Part III is included in the sections of our 2013 Proxy Statement captioned “Directors, Executive Officers and Corporate Governance,” and “Review, Approval or Ratification of Transactions with Related Persons” and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 of Part III is included in the section of our 2013 Proxy Statement captioned “Fees Paid to Auditor” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND

FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed as a Part of This Report:

(1)	Financial Statements. The following financial statements are included in Item 8 of Part II:

•	Consolidated Balance Sheets — December 31, 2012 and 2011;

•	Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010;

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010;

•	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010; and

•	Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules.

•	Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	Exhibits. A list of the exhibits required to be filed as part of this Report by Item 601 of Regulation S-K is set forth in the Exhibit Index on page 107 of this report, which immediately precedes such exhibits, and is incorporated herein by reference.

(b)	Exhibits. See Item 15(a)(3).

(c)	Financial Statement Schedules. See Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2013.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2013.

/s/ RICHARD F. SMITH
Richard F. Smith
Director, Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ LEE ADREAN
Lee Adrean
Corporate Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ NUALA M. KING
Nuala M. King
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

/s/ JAMES E. COPELAND, JR.
James E. Copeland, Jr.
Director

/s/ ROBERT D. DALEO
Robert D. Daleo
Director

/s/ WALTER W. DRIVER, JR.
Walter W. Driver, Jr.
Director

/s/ MARK L. FEIDLER
Mark L. Feidler
Director

/s/ L. PHILLIP HUMANN
L. Phillip Humann
Director

/s/ SIRI S. MARSHALL
Siri S. Marshall
Director

/s/ JOHN A. MCKINLEY
John A. McKinley
Director

/s/ MARK B. TEMPLETON
Mark B. Templeton
Director

2012 Form 10-K

EXHIBIT INDEX

Exhibit Number	Description

Underwriting Agreement

1.1	Underwriting Agreement dated December 10, 2012, among Equifax Inc., and J.P. Morgan Securities LLC and Wells Fargo Securities, LLC as the representatives of the underwriters named therein (incorporated by reference to Exhibit 1.1 to Equifax’s Form 8-K filed December 11, 2012).

Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Asset Purchase Agreement dated December 1, 2012, between CSC Credit Services, Inc. and Equifax Information Services LLC (incorporated by reference to Exhibit 2.1 to Equifax’s Form 8-K filed December 3, 2012).
2.2	Form of Amendment Extending Time dated as of December 1, 2012 among Computer Sciences Corporation, CSC Credit Services, Inc., and Equifax Information Services LLC (incorporated by reference to Exhibit 2.2 to Equifax’s Form 8-K filed December 3, 2012).

Articles of Incorporation and Bylaws

3.1	Amended and Restated Articles of Incorporation of Equifax Inc. (incorporated by reference to Exhibit 3.1 to Equifax's Form 8-K filed May 14, 2009).
3.2	Amended and Restated Bylaws of Equifax Inc. (incorporated by reference to Exhibit 3.2 to Equifax's Form 8-K filed November 13, 2012).

Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Amended and Restated Rights Agreement dated as of October 14, 2005, between Equifax Inc. and SunTrust Bank, as Rights Agent, which includes as Exhibit A the form of Rights Certificate and as Exhibit B the Summary of Rights (incorporated by reference to Exhibit 4.1 to Equifax's Form 8-K filed October 18, 2005).
4.2	Indenture dated as of June 29, 1998, between Equifax Inc. and The First National Bank of Chicago, Trustee (the “1998 Indenture”)(under which Equifax's 6.9% Debentures due 2028 were issued) (incorporated by reference to Exhibit 4.4 to Equifax's Form 10-K filed March 31, 1999).
4.3	First Supplemental Indenture dated as of June 28, 2007, between Equifax Inc. and The Bank of New York Trust Company, N.A. (under which Equifax's 6.30% Senior Notes due 2017 were issued), to the 1998 Indenture (incorporated by reference to Exhibit 4.1 to Equifax's Form 8-K filed June 29, 2007).
4.4	Second Supplemental Indenture dated as of June 28, 2007, between Equifax Inc. and The Bank of New York Trust Company, N.A. (under which Equifax's 7.00% Senior Notes due 2037 were issued), to the 1998 Indenture (incorporated by reference to Exhibit 4.1 to Equifax's Form 8-K filed June 29, 2007).
4.5	Third Supplemental Indenture dated as of November 9, 2009, between Equifax Inc. and The Bank of New York Mellon Trust Company, N.A. (under which Equifax’s 4.450% Senior Notes due 2014 were issued), to the 1998 Indenture (incorporated by reference to Exhibit 4.2 to Equifax's Form 8-K filed November 5, 2009).
4.6	Fourth Supplemental Indenture dated as of December 17, 2012, between Equifax Inc. and The Bank of New York Mellon Trust Company, N.A. (under which Equifax's 3.30% Senior Notes due 2022 were issued), to the 1998 Indenture (incorporated by reference to Exhibit 4.2 to Equifax's Form 8-K filed December 11, 2012).
4.7	Third Amended and Restated Credit Agreement dated as of December 19, 2012, among Equifax Inc., Equifax Limited, Equifax Canada Co. (formerly known as Equifax Canada, Inc.), Equifax Luxembourg S.A.R.L., the lenders named therein and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 4.2 to Equifax's Form 8-K filed December 20,2012).

4.8		Note Purchase Agreement dated as of May 25, 2006, among TALX Corporation and the Purchasers named therein (the “TALX Note Purchase Agreement”)(TALX Corporation Senior Guaranteed Notes due 2014) (including as Exhibit 1 the form of Senior Guaranteed Note due 2014) (incorporated by reference to Exhibit 4.1 to Equifax's Form 10-Q filed August 1, 2007).
4.9		Amendment Agreement dated as of May 15, 2007, among Equifax Inc., TALX Corporation and the Purchasers named therein (including form of Equifax Inc. parent guaranty), to the TALX Note Purchase Agreement (TALX Corporation Senior Guaranteed Notes due 2014) (incorporated by reference to Exhibit 4.2 to Equifax's Form 10-Q filed August 1, 2007).

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

Management Contracts and Compensatory Plans or Arrangements

10.1		Form of Director/Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed May 14, 2009).
10.2	**	Form of New Change in Control Agreement (Tier I or Tier II).
10.3		Equifax Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Equifax’s Form 10-Q filed July 29, 2008).
10.4		Equifax Inc. Non-Employee Director Stock Option Plan and Form of Non-Employee Director Stock Option Agreement (incorporated by reference to Exhibit 10.16 to Equifax’s Form 10-K filed March 31, 1999).
10.5		Equifax Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.7 to Equifax’s Form 10-K filed March 29, 2001).
10.6(a)		Supplemental Retirement Plan for Executives of Equifax Inc. (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed November 15, 2004).
10.6(b)		Trust Agreement for Supplemental Retirement Plan for Executives of Equifax Inc. dated as of September 16, 2011, between Equifax Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.6(b) to Equifax’s Form 10-K filed February 23, 2012).
10.7		Equifax Inc. Executive Life and Supplemental Retirement Benefit Plan (incorporated by reference to Exhibit 10.8 to Equifax’s Form 10-K filed March 29, 2001).
10.8		Equifax Inc. Key Management Long-Term Incentive Plan, as amended and restated effective as of January 1, 2006 (incorporated by reference to Appendix A to Equifax’s definitive proxy statement on Schedule 14A filed April 12, 2006).
10.9	**	Form of Non-Qualified Stock Option Agreement under the Equifax Inc. 2008 Omnibus Incentive Plan.
10.10		Form of Deferred Share Award Agreement (restricted stock units) under the Equifax Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to Equifax’s Form 10-K filed February 26, 2009).
10.11		Equifax Inc. 2008 Omnibus Incentive Plan (U.K. Sub-Plan for U.K. Participants) (incorporated by reference to Exhibit 10.10 to Equifax’s Form 10-K filed February 26, 2009).
10.12		Form of Non-Qualified Stock Option Agreement under the Equifax Inc. 2008 Omnibus Incentive Plan (U.K. approved option version) (incorporated by reference to Exhibit 10.11 to Equifax’s Form 10-K filed February 26, 2009).
10.13		Form of Non-Qualified Stock Option Agreement under the Equifax Inc. 2008 Omnibus Incentive Plan (U.K. unapproved option version) (incorporated by reference to Exhibit 10.12 to Equifax’s Form 10-K filed February 26, 2009).
10.14		Equifax Inc. Executive Deferred Compensation Plan, as amended through December 31, 2008 (incorporated by reference to Exhibit 10.13 to Equifax’s Form 10-K filed February 26, 2009).
10.15		Equifax Inc. Director Deferred Compensation Plan, as amended through December 31, 2008 (incorporated by reference to Exhibit 10.14 to Equifax’s Form 10-K filed February 26, 2009).
10.16		Equifax Grantor Trust dated as of January 1, 2003, between Equifax Inc. and Wachovia Bank, N.A., Trustee, relating to supplemental deferred compensation and phantom stock benefits (incorporated by reference to Exhibit 10.30 to Equifax’s Form 10-K filed March 28, 2003).
10.17		Equifax Inc. Director and Executive Stock Deferral Plan, as amended through December 31, 2008 (incorporated by reference to Exhibit 10.16 to Equifax’s Form 10-K filed February 26, 2009).
10.18		Form of Director Deferred Share Award Agreement, as amended through December 31, 2008 (incorporated by reference to Exhibit 10.17 to Equifax’s Form 10-K filed February 26, 2009).

10.19		Summary of Annual Incentive Plan (incorporated by reference to Exhibit 10.32 to Equifax’s Form 10-K filed March 16, 2005).
10.20	**	Summary of Non-Employee Director Compensation.
10.21		Amended and Restated Employment Agreement dated as of September 23, 2008, between Equifax Inc. and Richard F. Smith (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed September 26, 2008).
10.22	**	Letter agreement dated December 21, 2012, between Equifax Inc. and Richard F. Smith modifying the Amended Restated Employment Agreement dated as of September 23, 2008 (amendment to comply with Section 409A of Internal Revenue Code).
10.23		Deferred Share Award Agreement dated as of September 19, 2005, between Equifax Inc. and Richard F. Smith (incorporated by reference to Exhibit 10.2 to Equifax’s Form 10-Q filed November 7, 2005).
10.24	**	Form of Total Share Return Performance Share Award Agreement (Senior Leadership Team) under the Equifax Inc. 2008 Omnibus Incentive Plan.
10.25	**	Form of Total Share Return Performance Share Award Agreement (CEO) under the Equifax Inc. 2008 Omnibus Incentive Plan.
10.26	**	Form of Qualified Performance-Based Restricted Stock Unit Award Agreement (Senior Leadership Team) under the Equifax Inc. 2008 Omnibus Incentive Plan.
10.27	**	Form of Qualified Performance-Based Restricted Stock Unit Award Agreement (CEO) under the Equifax Inc. 2008 Omnibus Incentive Plan.
10.28	**	Form of Employee Restricted Stock Unit Award Agreement under the Equifax Inc. 2008 Omnibus Incentive Plan.

Material Contracts

10.29	*	Agreement for Operations Support dated as of July 1, 2003, between International Business Machines Corporation and Equifax Inc. (incorporated by reference to Exhibit 10.1 to Equifax’s Form 10-Q/A filed April 29, 2004).
10.30		Commercial Paper Dealer Agreement dated May 22, 2007, between Equifax Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed May 23, 2007).
10.31		Commercial Paper Dealer Agreement dated May 22, 2007, between Equifax Inc. and SunTrust Capital Markets Securities, Inc. (incorporated by reference to Exhibit 10.2 to Equifax’s Form 8-K filed May 23, 2007).

Other Exhibits and Certifications

11.1		Calculation of earnings per share. (The calculation of earnings per share is in Part II, Item 8, Note 1 to the Consolidated Financial Statements and is omitted in accordance with Section (b)(11) of Item 601 of the Notes to Regulation S-K).
14.1		Code of Ethics (The Equifax Business Ethics and Compliance Program)(incorporated by reference to Exhibit 14.1 to Equifax’s Form 10-K filed February 23, 2012).
21.1	**	Subsidiaries of Equifax Inc.
23.1	**	Consent of Independent Registered Public Accounting Firm.
24.1	**	Powers of Attorney (included on signature page).
31.1	**	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	**	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	**	Section 1350 Certification of Chief Executive Officer.
32.2	**	Section 1350 Certification of Chief Financial Officer.
101.	INS	XBRL Instance Document.
101.	SCH	XBRL Taxonomy Extension Schema Document.
101.	CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.	LAB	XBRL Taxonomy Extension Label Linkbase.
101.	PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.	DEF	XBRL Taxonomy Extension Definition Linkbase.

*  Document omits information pursuant to a Request for Confidential Treatment under Rule 406 of the Securities Act of 1933 which has been granted by the SEC. Omitted portions have been filed separately with the SEC.

** Filed herewith.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

2012

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$5.9	$2.1	$-	$(1.7)	$6.3
Deferred income tax asset valuation allowance	92.8	10.9	(0.2)	(1.0)	102.5
	$98.7	$13.0	$(0.2)	$(2.7)	$108.8

2011

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$7.5	$2.8	$-	$(4.4)	$5.9
Deferred income tax asset valuation allowance	87.2	9.6	(1.2)	(2.8)	92.8
	$94.7	$12.4	$(1.2)	$(7.2)	$98.7

2010

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$15.1	$(0.4)	$-	$(7.2)	$7.5
Deferred income tax asset valuation allowance	31.7	1.2	59.8	(5.5)	87.2
	$46.8	$0.8	$59.8	$(12.7)	$94.7

