Form 10-Q
period 2013-03-31
EQUIFAX INC
filed 2013-04-25
CIK 33185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

On April 12, 2013, there were 120,609,723 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED March 31, 2013

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to future operating results, are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors,” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2012, and those described from time to time in our future reports filed with the Securities and Exchange Commission. As a result of such risks and uncertainties, we urge you not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2013	2012
(In millions, except per share amounts)	(Unaudited)
Operating revenue	$566.5	$505.9
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	195.1	187.4
Selling, general and administrative expenses	174.5	149.8
Depreciation and amortization	47.9	40.4
Total operating expenses	417.5	377.6
Operating income	149.0	128.3
Interest expense	(17.7)	(13.8)
Other income, net	0.1	1.3
Consolidated income from continuing operations before income taxes	131.4	115.8
Provision for income taxes	(47.2)	(42.5)
Consolidated income from continuing operations	84.2	73.3
Discontinued operations, net of tax	19.0	0.4
Consolidated net income	103.2	73.7
Less: Net income attributable to noncontrolling interests	(2.1)	(2.2)
Net income attributable to Equifax	$101.1	$71.5

Amounts attributable to Equifax:
Net income from continuing operations attributable to Equifax	$82.1	$71.1
Discontinued operations, net of tax	19.0	0.4
Net income attributable to Equifax	$101.1	$71.5

Basic earnings per common share:
Net income from continuing operations attributable to Equifax	$0.68	$0.59
Discontinued operations attributable to Equifax	0.16	0.01
Net income attributable to Equifax	$0.84	$0.60
Weighted-average shares used in computing basic earnings per share	120.5	120.0
Diluted earnings per common share:
Net income from continuing operations attributable to Equifax	$0.67	$0.58
Discontinued operations attributable to Equifax	0.15	-
Net income attributable to Equifax	$0.82	$0.58
Weighted-average shares used in computing diluted earnings per share	123.1	122.4
Dividends per common share	$0.22	$0.18

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2013			2012
	Equifax	Noncontrolling		Equifax	Noncontrolling
	Shareholders	Interests	Total	Shareholders	Interests	Total
	(In millions)
Net income	$101.1	$2.1	$103.2	$71.5	$2.2	$73.7
Other comprehensive income:
Foreign currency translation adjustment, net	(9.6)	(0.5)	(10.1)	14.9	0.2	15.1
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans, net	3.0	-	3.0	3.4	-	3.4
Comprehensive income	$94.5	$1.6	$96.1	$89.8	$2.4	$92.2

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012

(In millions, except par values)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$107.6	$146.8
Trade accounts receivable, net of allowance for doubtful accounts of $6.2 and $6.3 at March 31, 2013 and December 31, 2012, respectively	310.4	317.0
Prepaid expenses	32.1	26.2
Other current assets	34.7	39.7
Total current assets	484.8	529.7
Property and equipment:
Capitalized internal-use software and system costs	371.9	369.9
Data processing equipment and furniture	189.7	198.4
Land, buildings and improvements	179.6	177.0
Total property and equipment	741.2	745.3
Less accumulated depreciation and amortization	(460.1)	(461.6)
Total property and equipment, net	281.1	283.7
Goodwill	2,253.5	2,290.4
Indefinite-lived intangible assets	254.4	254.5
Purchased intangible assets, net	945.7	987.7
Other assets, net	167.7	165.1
Total assets	$4,387.2	$4,511.1
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$176.7	$283.3
Accounts payable	28.2	25.1
Accrued expenses	80.0	84.9
Accrued salaries and bonuses	32.5	104.7
Deferred revenue	58.9	57.9
Other current liabilities	73.4	90.6
Total current liabilities	449.7	646.5
Long-term debt	1,445.6	1,447.4
Deferred income tax liabilities, net	220.8	227.7
Long-term pension and other postretirement benefit liabilities	173.1	176.3
Other long-term liabilities	53.5	54.0
Total liabilities	2,342.7	2,551.9
Commitments and Contingencies (see Note 5)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	-	-
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at March 31, 2013 and December 31, 2012; Outstanding shares - 120.6 and 120.4 at March 31, 2013 and December 31, 2012, respectively	236.6	236.6
Paid-in capital	1,149.6	1,139.6
Retained earnings	3,139.1	3,064.6
Accumulated other comprehensive loss	(368.6)	(362.0)
Treasury stock, at cost, 68.1 shares and 68.3 shares at March 31, 2013 and December 31, 2012, respectively	(2,132.3)	(2,139.7)
Stock held by employee benefits trusts, at cost, 0.6 shares at both March 31, 2013 and December 31, 2012	(5.9)	(5.9)
Total Equifax shareholders' equity	2,018.5	1,933.2
Noncontrolling interests	26.0	26.0
Total equity	2,044.5	1,959.2
Total liabilities and equity	$4,387.2	$4,511.1

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2013	2012
(In millions)	(Unaudited)
Operating activities:
Consolidated net income	$103.2	$73.7
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Gain on divestiture	(18.4)	-
Depreciation and amortization	48.1	41.3
Stock-based compensation expense	10.4	9.3
Excess tax benefits from stock-based compensation plans	(0.6)	(0.5)
Deferred income taxes	(3.6)	0.4
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(4.1)	(11.0)
Prepaid expenses and other current assets	0.2	(3.6)
Other assets	4.3	(1.2)
Current liabilities, excluding debt	(74.9)	(60.2)
Other long-term liabilities, excluding debt	1.7	0.1
Cash provided by operating activities	66.3	48.3
Investing activities:
Capital expenditures	(18.7)	(20.2)
Cash received from divestitures	43.7	-
Cash provided by (used in) investing activities	25.0	(20.2)
Financing activities:
Net short-term repayments	(106.6)	(30.2)
Dividends paid to Equifax shareholders	(26.5)	(21.2)
Dividends paid to noncontrolling interests	(1.1)	-
Proceeds from exercise of stock options	5.9	20.6
Excess tax benefits from stock-based compensation plans	0.6	0.5
Other	(0.7)	(0.4)
Cash used in financing activities	(128.4)	(30.7)
Effect of foreign currency exchange rates on cash and cash equivalents	(2.1)	7.6
Increase (decrease) in cash and cash equivalents	(39.2)	5.0
Cash and cash equivalents, beginning of period	146.8	127.7
Cash and cash equivalents, end of period	$107.6	$132.7

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND OTHER COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2013

(Unaudited)

	Equifax Shareholders
							Stock
					Accumulated		Held By
	Common Stock				Other		Employee
	Shares		Paid-In	Retained	Comprehensive	Treasury	Benefits	Noncontrolling	Total
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Trusts	Interests	Equity
	(In millions, except per share amounts)
Balance, December 31, 2012	120.4	$236.6	$1,139.6	$3,064.6	$(362.0)	$(2,139.7)	$(5.9)	$26.0	$1,959.2
Net income	-	-	-	101.1	-	-	-	2.1	103.2
Other comprehensive income	-	-	-	-	(6.6)	-	-	(0.5)	(7.1)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.2	-	(2.0)	-	-	7.4	-	-	5.4
Cash dividends ($0.22 per share)	-	-	-	(26.6)	-	-	-		(26.6)
Dividends paid to employee benefits trusts	-	-	0.1	-	-	-	-	-	0.1
Stock-based compensation expense	-	-	10.4	-	-	-	-	-	10.4
Tax effects of stock-based compensation plans	-	-	1.5	-	-	-	-	-	1.5
Dividends paid to noncontrolling interests	-	-	-	-	-	-	-	(1.1)	(1.1)
Other	-	-	-	-	-	-	-	(0.5)	(0.5)
Balance, March 31, 2013	120.6	$236.6	$1,149.6	$3,139.1	$(368.6)	$(2,132.3)	$(5.9)	$26.0	$2,044.5

*	At March 31, 2013, $227.1 million was authorized for future purchases of common stock under our share repurchase authorization.

Accumulated Other Comprehensive Loss consists of the following components:

	March 31,	December 31,
	2013	2012
	(In millions)
Foreign currency translation	$(93.2)	$(83.6)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $157.3 and $159.3 at March 31, 2013 and December 31, 2012, respectively	(273.4)	(276.4)
Cash flow hedging transactions, net of accumulated tax of $1.3 at March 31, 2013 and December 31, 2012	(2.0)	(2.0)
Accumulated other comprehensive loss	$(368.6)	$(362.0)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2013

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations.   We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain human resources, employment tax and payroll-related business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of March 31, 2013, we operated in the following countries: Argentina, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We also maintain support operations in the Republic of Ireland. We have an investment in a consumer and commercial credit information company in Brazil and offer credit services in Russia and India through joint ventures.

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

Basis of Presentation.   The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, the instructions to Form 10-Q and applicable sections of Regulation S-X. To understand our complete financial position and results, as defined by GAAP, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”).

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

Earnings Per Share.   Our basic earnings per share, or EPS, is calculated as net income attributable to Equifax divided by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. The net income amounts used in both our basic and diluted EPS calculations are the same. A reconciliation of the weighted-average outstanding shares used in the two calculations is as follows:

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Three Months Ended March 31,
	2013	2012
	(In millions)
Weighted-average shares outstanding (basic)	120.5	120.0
Effect of dilutive securities:
Stock options and restricted stock units	2.6	2.4
Weighted-average shares outstanding (diluted)	123.1	122.4

For the three months ended March 31, 2013, the stock options that were anti-dilutive were not material.  For the three months ended March 31, 2012, 0.1 million stock options were anti-dilutive and therefore excluded from this calculation.

Financial Instruments.   Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable and short- and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for publicly traded instruments, and for non-publicly traded instruments through valuation techniques depending on the specific characteristics of the debt instrument. As of March 31, 2013 and December 31, 2012, the fair value of our long-term debt, based on observable inputs was $1.6 billion compared to its carrying value of $1.5 billion.

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

Fair Value Hedges.   In conjunction with our November 2009 sale of five-year Senior Notes, we entered into five-year interest rate swaps, designated as fair value hedges, which convert the debt’s fixed interest rate to a variable rate. These swaps involve the receipt of fixed rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed-rate Senior Notes they hedge due to changes in the designated benchmark interest rate and are recorded in interest expense. The fair value of these interest rate swaps was an asset of $10.4 million and $12.2 million at March 31, 2013 and December 31, 2012, respectively, and was recorded in other long-term assets on our Consolidated Balance Sheets.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table presents items measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value of Assets (Liabilities) at March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Fair Value Interest Rate Swaps(1)	$10.4	$-	$10.4	$-
Notes, due 2014(1)	(285.4)	-	(285.4)	-
Deferred Compensation Plan(2)	(18.9)	-	(18.9)	-
Total	$(293.9)	$-	$(293.9)	$-

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

Variable Interest Entities.  We hold interests in certain entities, including credit data and information solutions ventures, that are considered variable interest entities, or VIEs.  These variable interests relate to ownership interests that require financial support for these entities.  Our investments related to these VIEs totaled $15.5 million at March 31, 2013, representing our maximum exposure to loss.  We are not the primary beneficiary and are not required to consolidate any of these VIEs.

Other Assets.  Other assets on our Consolidated Balance Sheets primarily represents our investment in unconsolidated affiliates, interest rate swaps, assets related to life insurance policies covering certain officers of the Company, employee benefit trust assets and data purchases, net of related amortization. Our investment in Boa Vista Servicos (“BVS”), which represents a 15% equity interest in BVS, was valued at 130 million Brazilian Reais ($64.6 million and $63.6 million at March 31, 2013 and December 31, 2012, respectively) and is accounted for using the cost method. The estimated fair value of the investment approximates carrying value at March 31, 2013.

Recent Accounting Pronouncements.   Testing Indefinite-Lived Intangible Assets for Impairment. In July 2012, the FASB issued Accounting Standards Update No. 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” which allows a company the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test.  Under that option, a company would no longer be required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on that qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount.  This guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We will implement the new standard in our 2013 annual impairment testing.  This guidance is not expected to have a material effect on our financial condition or results of operations.

Other Comprehensive Income. In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Other Comprehensive Income,” which requires public companies to present information about reclassification adjustments from accumulated other comprehensive income in their annual and interim financial statements in a single note or on the face of the financial statements. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. We have adopted this standard in the first quarter of 2013 and it did not have an effect on our financial condition or results of operations.

For additional information about recent accounting pronouncements adopted or pending adoption, see Note 1 of the Notes to Consolidated Financial Statements in our 2012 Form 10-K.

2. DISCONTINUED OPERATIONS

During the first quarter of 2013, we divested of two non-strategic business lines, Equifax Settlement Services, which was part of our Mortgage business within the USCIS operating segment and Talent Management Services, which was part of our Employer Services business within our Workforce Solutions operating segment, for a total of $47.5 million. $3.5 million of the proceeds of the sale of Talent Management Services was placed in escrow and is due 18 months after the transaction date. The historical results of these operations are classified as discontinued operations in the Consolidated Statements of Income. Revenue for these business lines for the three months ended March 31, 2013 and 2012, was $9.3 million and $16.7 million, respectively. Pretax income was $1.5 million and $0.8 million for the three months ended March 31, 2013 and 2012, respectively. We recorded a gain on the disposals in the first quarter of 2013 of $18.4 million, including an income tax benefit of $18.1 million, of which $14.3 million was current tax benefits. The tax benefit is primarily a result of our tax basis in Talent Management Services. The gain was classified as discontinued operations in the Consolidated Statements of Income.

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

Changes in the amount of goodwill for the three months ended March 31, 2013, are as follows:

	U.S. Consumer			North America	North America
	Information		Workforce	Personal	Commercial
	Solutions	International	Solutions	Solutions	Solutions	Total
	(In millions)
Balance, December 31, 2012	$947.7	$369.3	$934.0	$1.8	$37.6	$2,290.4
Adjustments to initial purchase price allocation	(1.0)	-	-	-	-	(1.0)
Foreign currency translation	-	(6.8)	-	-	(0.2)	(7.0)
Tax benefits of stock options exercised	-	-	(0.1)	-	-	(0.1)
Businesses sold	(2.7)	-	(26.1)	-	-	(28.8)
Balance, March 31, 2013	$944.0	$362.5	$907.8	$1.8	$37.4	$2,253.5

3. GOODWILL AND INTANGIBLE ASSETS (Continued)

Indefinite-Lived Intangible Assets.   Indefinite-lived intangible assets consist of contractual/territorial rights representing the estimated acquisition date fair value of rights to operate in certain territories acquired through the purchase of independent credit reporting agencies in the U.S. and Canada. Our contractual/territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30.  Our contractual/territorial rights carrying amounts did not change materially during the three months ended March 31, 2013.

Purchased Intangible Assets.   Purchased intangible assets represent the estimated acquisition date fair value of acquired intangible assets used in our business. Purchased data files represent the estimated acquisition date fair value of consumer credit files acquired primarily through the purchase of independent credit reporting agencies in the U.S. and Canada. We expense the cost of modifying and updating credit files in the period such costs are incurred. We amortize purchased data files, which primarily consist of acquired consumer credit files, on a straight-line basis. Primarily all of our other purchased intangible assets are also amortized on a straight-line basis. For additional information about the useful lives related to our purchased intangible assets, see Note 1 of the Notes to Consolidated Financial Statements in our 2012 Form 10-K.

Purchased intangible assets at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013			December 31, 2012
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$765.7	$(212.6)	$553.1	$795.6	$(229.2)	$566.4
Acquired software and technology	34.4	(14.9)	19.5	34.4	(13.5)	20.9
Customer relationships	499.4	(161.5)	337.9	522.1	(164.5)	357.6
Proprietary database	125.0	(120.9)	4.1	125.0	(115.9)	9.1
Non-compete agreements	19.3	(6.5)	12.8	19.4	(5.5)	13.9
Trade names and other intangible assets	39.6	(21.3)	18.3	41.5	(21.7)	19.8
Total definite-lived intangible assets	$1,483.4	$(537.7)	$945.7	$1,538.0	$(550.3)	$987.7

Amortization expense from continuing operations related to purchased intangible assets was $30.2 million and $22.4 million during the three months ended March 31, 2013 and 2012, respectively.

4. DEBT

Debt outstanding at March 31, 2013 and December 31, 2012 was as follows:

	March 31,	December 31,
	2013	2012
	(In millions)
Commercial paper	$160.0	$265.0
Notes, 7.34%, due in installments through May 2014	30.0	30.0
Notes, 4.45%, due December 2014	275.0	275.0
Notes, 6.30%, due July 2017	272.5	272.5
Notes, 3.30%, due Dec 2022	500.0	500.0
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 7.00%, due July 2037	250.0	250.0
Capitalized lease obligation	-	2.2
Other	1.4	0.7
Total debt	1,613.9	1,720.4
Less short-term debt and current maturities	(176.7)	(283.3)
Less unamortized discounts	(2.3)	(2.3)
Plus fair value adjustments	10.7	12.6
Total long-term debt, net	$1,445.6	$1,447.4

Senior Credit Facility.   We are party to a $750.0 million unsecured revolving credit facility, which we refer to as the Senior Credit Facility, with a group of financial institutions.  The Senior Credit Facility also has an accordion feature that allows us to request an increase in the total commitment to $1.0 billion.  Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Senior Credit Facility is scheduled to expire in December 2017. Availability of the Senior Credit Facility for borrowings is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding principal amount of our commercial paper notes. As of March 31, 2013, there were no outstanding borrowings under this facility and $588.6 million was available for borrowing.

Commercial Paper Program.   Our $750.0 million commercial paper program has been established through the private placement of commercial paper notes from time-to-time. Maturities of commercial paper can range from overnight to 397 days. The commercial paper program is supported by our Senior Credit Facility and, pursuant to our existing Board of Directors authorization, the total amount of commercial paper which may be issued is reduced by the amount of any outstanding borrowings under our Senior Credit Facility. At March 31, 2013, there was $160.0 million in commercial paper notes outstanding.

For additional information about our debt agreements, see Note 6 of the Notes to Consolidated Financial Statements in our 2012 Form 10-K.

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

BVS Commitment. We have committed to make certain additional funding available to BVS. Until May 31, 2015, BVS will have the right to borrow up to $55 million from Equifax for general corporate purposes; any borrowings would be due and payable on May 31, 2015. Payments for principal and interest on any borrowings can be convertible, at Equifax’s option, into additional shares of BVS nonvoting preferred stock. Preferred shares issued as a result of any borrowings will be convertible to common shares under specific conditions. There were no borrowings outstanding as of March 31, 2013.

Guarantees and General Indemnifications.   We may issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit was not material at March 31, 2013, and all have a remaining maturity of one year or less. The maximum potential future payments we could be required to make under the guarantees is not material at March 31, 2013.

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

We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to indemnifications on our Consolidated Balance Sheets at March 31, 2013 or December 31, 2012.

5. COMMITMENTS AND CONTINGENCIES (Continued)

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

For additional information about these and other commitments and contingencies, see Note 7 of the Notes to Consolidated Financial Statements in our 2012 Form 10-K.

6. INCOME TAXES

We are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years ending prior to December 31, 2007, with few exceptions. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit balance may change within the next twelve months by a range of $0 to $9.4 million.

Effective Tax Rate.      Our effective tax rate was 36.0% for the three months ended March 31, 2013, and 36.7% for the same period in 2012. Our income tax rate was lower primarily due to increased discrete tax benefits recognized in the first quarter of 2013 as compared to the first quarter of 2012.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component, after tax, for the three months ended March 31, 2013, are as follows:

		Defined	Cash flow
	Foreign	benefit	hedging
	currency	pension plans	transactions	Total
	(In millions)
Balance, December 31, 2012	$(83.6)	$(276.4)	$(2.0)	$(362.0)
Other comprehensive income before reclassifications	(9.6)	0.1	-	(9.5)
Amounts reclassified from accumulated other comprehensive income	-	2.9	-	2.9
Net current-period other comprehensive income	(9.6)	3.0	-	(6.6)
Balance, March 31, 2013	$(93.2)	$(273.4)	$(2.0)	$(368.6)

Reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2013, are as follows:

	Amount reclassified	Affected line item in
Details about accumulated other	from accumulated other	the statement where
comprehensive income components	comprehensive income (1)	net income is presented
(in millions)
Amortization of defined benefit pension items:
Prior service cost	$(0.3)	(2)
Recognized actuarial loss	(4.4)	(2)
	(4.7)	Total before tax
	1.8	Tax benefit
	$(2.9)	Net of tax

(1)        Amounts in parentheses indicate expense recognized in the Consolidated Statements of Income.

(2)        These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 8 Benefit Plans for additional details).

Changes in accumulated other comprehensive income related to noncontrolling interests were not material as of March 31, 2013.

8. BENEFIT PLANS

We sponsor defined benefit pension plans and defined contribution plans. For additional information about our benefit plans, see Note 11 of the Notes to Consolidated Financial Statements in our 2012 Form 10-K.

The following table provides the components of net periodic benefit cost, included in selling, general and administrative expenses in the Consolidated Statements of Income, for the three months ended March 31, 2013 and 2012:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,
	2013	2012	2013	2012
	(In millions)
Service cost	$1.3	$1.6	$0.1	$0.1
Interest cost	7.2	8.3	0.3	0.3
Expected return on plan assets	(9.8)	(11.6)	(0.4)	(0.4)
Amortization of prior service cost	0.3	0.2	(0.1)	(0.1)
Recognized actuarial loss	4.4	4.0	0.3	0.3
Total net periodic benefit cost	$3.4	$2.5	$0.2	$0.2

9. SEGMENT INFORMATION

Reportable Segments.   We manage our business and report our financial results through the following five reportable segments, which are the same as our operating segments:

-	U.S. Consumer Information Solutions

-	International

-	Workforce Solutions

-	North America Personal Solutions

-	North America Commercial Solutions

The accounting policies of the reportable segments are the same as those described in our summary of significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in our 2012 Form 10-K. We evaluate the performance of these reportable segments based on their operating revenues, operating income and operating margins, excluding unusual or infrequent items, if any. Inter-segment sales and transfers are not material for all periods presented. The measurement criteria for segment profit or loss and segment assets are substantially the same for each reportable segment. All transactions between segments are accounted for at cost, and no timing differences occur between segments.

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

Workforce Solutions.   This segment includes employment, income and social security number verification services as well as complementary payroll-based transaction services and employment tax management services.

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

9. SEGMENT INFORMATION (Continued)

Operating revenue and operating income by operating segment during the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended
(In millions)	March 31,
Operating revenue:	2013	2012
U.S. Consumer Information Solutions	$245.1	$210.3
International	123.7	121.0
Workforce Solutions	123.7	108.9
North America Personal Solutions	51.1	44.9
North America Commercial Solutions	22.9	20.8
Total operating revenue	$566.5	$505.9

	Three Months Ended
(In millions)	March 31,
Operating income:	2013	2012
U.S. Consumer Information Solutions	$91.9	$81.4
International	34.7	38.5
Workforce Solutions	37.4	26.2
North America Personal Solutions	14.5	11.3
North America Commercial Solutions	4.9	3.5
General Corporate Expense	(34.4)	(32.6)
Total operating income	$149.0	$128.3

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

Segment and Geographic Information

Segments.   The U.S. Consumer Information Solutions, or USCIS, segment, the largest of our five segments, consists of three product and service lines: Online Consumer Information Solutions, or OCIS; Mortgage Solutions; and Consumer Financial Marketing Services. OCIS and Mortgage Solutions revenue is principally transaction-based and is derived from our sales of products such as consumer credit reporting and scoring, identity management, fraud detection and modeling services. USCIS also markets certain decisioning software services which facilitate and automate a variety of consumer credit-oriented decisions. Consumer Financial Marketing Services revenue is principally project- and subscription-based and is derived from our sales of batch credit and consumer wealth information such as those that assist clients in acquiring new customers, cross-selling to existing customers and managing portfolio risk.

The International segment consists of Canada Consumer, Europe and Latin America. Canada Consumer’s products and services are similar to our USCIS offerings, while Europe and Latin America are made up of varying mixes of product lines that are in our USCIS, North America Commercial Solutions and North America Personal Solutions reportable segments.

The Workforce Solutions segment consists of the Verification Services and Employer Services business lines. Verification Services revenue is transaction-based and is derived primarily from employment and income verification. Employer Services revenues are derived from our provision of certain human resources business process outsourcing services that include both transaction- and subscription-based product offerings. These services include unemployment claims management, employment-based tax credit services, and complementary payroll-based transaction services.

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

Key Performance Indicators.    Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include operating revenue, change in operating revenue, operating income, operating margin, net income attributable to Equifax, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three months ended March 31, 2013 and 2012 were as follows:

	Key Performance Indicators
	Three Months Ended
	March 31,
	2013	2012
	(Dollars in millions, except per share data)
Operating revenue	$566.5	$505.9
Operating revenue change	12%	3%
Operating income	$149.0	$128.3
Operating margin	26.3%	25.4%
Net income from continuing operations attributable to Equifax	$82.1	$71.1
Net income attributable to Equifax	$101.1	$71.5
Diluted earnings per share from continuing operations attributable to Equifax	$0.67	$0.58
Diluted earnings per share attributable to Equifax	$0.82	$0.58
Cash provided by operating activities	$66.3	$48.3
Capital expenditures	$18.7	$20.2

Business Environment and Company Outlook

We expect U.S. mortgage refinancing activity to remain strong through the first half of 2013 but then trend down in the second half of 2013. We also expect a continuation of modest economic growth in most of our served markets. The environment will continue to be challenging as various countries deal with their particular political, fiscal, and economic issues. However, we continue to expect that our ongoing investments in new product innovation, business execution, enterprise growth initiatives, technology infrastructure, strategic acquisitions, and continuous process improvement will enable us, in a modestly growing economy, to deliver long-term average organic revenue growth ranging between 6% and 8% with additional growth of 1% to 2% derived from strategic acquisitions. We also expect to grow earnings per share at a somewhat faster rate than revenue as a result of both operating and financial leverage. In 2013, we expect the impact of our acquisition of the CSC Credit Services business will more than outweigh the negative impact of the expected decline in U.S. mortgage volumes.

RESULTS OF OPERATIONS—THREE MONTHS MARCH 31, 2013 AND 2012

Consolidated Financial Results

Operating Revenue

	Three Months Ended March 31,		Change
Consolidated Operating Revenue	2013	2012	$	%
	(Dollars in millions)

U.S. Consumer Information Solutions	$245.1	$210.3	$34.8	17%
International	123.7	121.0	2.7	2%
Workforce Solutions	123.7	108.9	14.8	14%
North America Personal Solutions	51.1	44.9	6.2	14%
North America Commercial Solutions	22.9	20.8	2.1	10%
Consolidated operating revenue	$566.5	$505.9	$60.6	12%

Revenue increased by 12% in the first quarter of 2013 compared to the same period in 2012. The growth in the first quarter was driven by the acquisition of CSC Credit Services in the fourth quarter of 2012 (“CSC Credit Services Acquisition”), the impact of strategic growth initiatives across our businesses, and the impact of increased mortgage refinancing activity in the U.S., which we anticipate will slow down in the second half of 2013.  The effect of foreign exchange rates reduced revenue by $2.4 million in the first quarter of 2013 compared to the year-ago period.

Operating Expenses

	Three Months Ended March 31,		Change
Consolidated Operating Expenses	2013	2012	$	%
	(Dollars in millions)

Consolidated cost of services	$195.1	$187.4	$7.7	4%
Consolidated selling, general and administrative expenses	174.5	149.8	24.7	16%
Consolidated depreciation and amortization expense	47.9	40.4	7.5	19%
Consolidated operating expenses	$417.5	$377.6	$39.9	11%

The increase in cost of services, when compared to the first quarter of 2012, was due primarily to increased salary and incentive costs of $4.5 million as well as smaller increases across other categories. The CSC Credit Services Acquisition did not have a material impact on cost of services as this business had already been processed on our systems under our previous affiliate arrangement. The effect of changes in foreign exchange rates reduced cost of services by $0.4 million.

Selling, general and administrative expense increased $24.7 million in the first quarter compared to the year ago quarter.  This increase was due primarily to increased salary, employee benefit, advertising and litigation expenses of $13.5 million, the impact of the CSC Credit Services Acquisition which contributed approximately an incremental $8 million of selling, general and administrative expense in the first quarter of 2013, some of which are transitional expenses as we integrate the business. The impact of changes in foreign currency exchange rates decreased our selling, general and administrative expenses by $0.3 million.

Depreciation and amortization expense for the first quarter of 2013 increased $7.5 million, as compared to the same period in 2012, driven by $9.0 million of depreciation and amortization expense resulting from the CSC Credit Services Acquisition primarily related to amortization of purchased intangibles.

Operating Income and Operating Margin

	Three Months Ended March 31,		Change
Consolidated Operating Income	2013	2012	$	%
	(Dollars in millions)

Consolidated operating revenue	$566.5	$505.9	$60.6	12%
Consolidated operating expenses	(417.5)	(377.6)	(39.9)	11%
Consolidated operating income	$149.0	$128.3	$20.7	16%
Consolidated operating margin	26.3%	25.4%		0.9	% pts

In the first quarter of 2013, operating income from continuing operations increased faster than revenue due to margin improvements in our Workforce Solutions, North America Personal Solutions and North America Commercial Solutions businesses.

Other Expense, Net

	Three Months Ended March 31,		Change
Consolidated Other Expense, Net	2013	2012	$	%
	(Dollars in millions)

Consolidated interest expense	$17.7	$13.8	$3.9	28%
Consolidated other income	(0.1)	(1.3)	1.2	-91%
Consolidated other expense, net	$17.6	$12.5	$5.1	41%
Average cost of debt	4.2%	5.6%
Total consolidated debt, net, at quarter end	$1,622.3	$982.3	$640.0	65%

Interest expense increased for the first quarter of 2013, when compared to the same period in 2012, due primarily to the issuance of $500 million of 3.30% ten-year senior notes in December 2012.  Our consolidated debt balance increased as of March 31, 2013, as a result of the issuance of the 3.30% senior notes and additional borrowings in the form of commercial paper to fund the CSC Credit Services Acquisition.  The decrease in the average cost of debt for the first quarter of 2013 is due to the issuance of the $500 million senior notes at a lower interest rate and additional low rate commercial paper outstanding on average which caused the average cost of debt to decrease as compared to the prior year period.

Other income for the three month period ending March 31, 2013, did not change materially as compared to the prior year period.

Income Taxes

	Three Months Ended March 31,		Change
Consolidated Provision for Income Taxes	2013	2012	$	%
	(Dollars in millions)

Consolidated provision for income taxes	$47.2	$42.5	$4.7	11%
Effective income tax rate	36.0%	36.7%

Our effective income tax rate was 36.0% for the three months ended March 31, 2013, down from 36.7% for the same period in 2012 due to increased discrete tax benefits recognized in the first quarter of 2013 as compared to the first quarter of 2012.

Net Income

	Three Months Ended March 31,		Change
Consolidated Net Income	2013	2012	$	%
	(In millions, except per share amounts)

Consolidated operating income	$149.0	$128.3	$20.7	16%
Consolidated other expense, net	(17.6)	(12.5)	(5.1)	41%
Consolidated provision for income taxes	(47.2)	(42.5)	(4.7)	11%
Consolidated net income from continuing operations	84.2	73.3	10.9	15%
Discontinued operations, net of tax	19.0	0.4	18.6	nm
Net income attributable to noncontrolling interests	(2.1)	(2.2)	0.1	-6%
Net income attributable to Equifax	$101.1	$71.5	$29.6	41%
Diluted earnings per common share:
Net income from continuing operations attributable to Equifax	$0.67	$0.58	$0.09	15%
Discontinued operations attributable to Equifax	0.15	-	0.15	100%
Net income attributable to Equifax	$0.82	$0.58	$0.24	40%
Weighted-average shares used in computing diluted earnings per share	123.1	122.4

Consolidated income from continuing operations increased by $10.9 million due to increased operating income in four of our five operating segments, net of associated taxes and higher interest expense as a result of our CSC Credit Services Acquisition. Net income attributable to Equifax for the first quarter of 2013, as compared to the prior year, also benefitted from increased income from discontinued operations, driven by an $18.4 million gain, after tax, on the sale of our Talent Management Services and Equifax Settlement Services business lines. This gain results primarily from an income tax benefit of $18.1 million, including $14.3 million of current tax benefits. The tax benefit is primarily a result of our tax basis in Talent Management Services.

Segment Financial Results

USCIS

	Three Months Ended March 31,		Change
U.S. Consumer Information Solutions	2013	2012	$	%
	(Dollars in millions)
Operating revenue:
Online Consumer Information Solutions (OCIS)	$175.6	$153.9	$21.7	14%
Mortgage Solutions	29.6	22.3	7.3	33%
Consumer Financial Marketing Services	39.9	34.1	5.8	17%
Total operating revenue	$245.1	$210.3	$34.8	17%
% of consolidated revenue	43%	41%
Total operating income	$91.9	$81.4	$10.5	13%
Operating margin	37.5%	38.7%		-1.2	% pts

U.S. Consumer Information Solutions revenue increased 17% in the first quarter of 2013 as compared to the prior year period. The CSC Credit Services Acquisition contributed 15% of the revenue growth. The remaining growth was due primarily to a continued higher level of mortgage activity.

OCIS

Revenue for the first quarter of 2013 increased 14% when compared to the prior year period.  This increase was driven primarily by the incremental revenue from the CSC Credit Services Acquisition as compared to the prior year period. Excluding the CSC Credit Services Acquisition, revenue was relatively flat in the first quarter of 2013 as compared to a year ago. A 10% decline in credit report transaction volume due to changes in usage in the telecommunications sector and declines in volume from select high volume but lower priced accounts in the financial services market was offset by higher average unit revenue due to more favorable mix and specific pricing initiatives.

Mortgage Solutions

Revenue increased 33% for the three month period ended March 31, 2013, when compared to the prior year period due to the incremental revenue resulting from the CSC Credit Services Acquisition which contributed 21% of the growth as well as increased new product sales and market share from existing customers and continued favorable market conditions.

Consumer Financial Marketing Services

Revenue increased $5.8 million, or 17%, for the three month period ending March 31, 2013, as compared to 2012. Revenue related to the CSC Credit Services Acquisition contributed approximately three quarters of the growth, with the remainder coming from account acquisition and analytical services delivered to members of our key client program.

USCIS Operating Margin

USCIS operating margin decreased in the first quarter of 2013 as compared to 2012 due to increased depreciation and amortization expense, which negatively impacted margin 240 basis points, and certain transitional expenses related to the CSC Credit Services Acquisition. The increased depreciation and amortization expense was primarily a result of the additional $9.0 million of acquisition-related amortization expense related to the CSC Credit Services Acquisition.

International

	Three Months Ended March 31,		Change
International	2013	2012	$	%
	(Dollars in millions)
Operating revenue:
Latin America	$46.5	$46.5	$-	0%
Europe	44.6	43.1	1.5	3%
Canada Consumer	32.6	31.4	1.2	4%
Total operating revenue	$123.7	$121.0	$2.7	2%
% of consolidated revenue	22%	24%
Total operating income	$34.7	$38.5	$(3.8)	-10%
Operating margin	28.1%	31.8%		-3.7	% pts

International revenue increased by 2% in the first quarter of 2013 as compared to the same period in 2012. Local currency revenue increased 4% in the first quarter due to growth in Europe and Canada. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $2.4 million, or 2%.

Latin America

Revenue was flat in the first quarter as compared to the prior year period. In local currency, revenue growth was 4% driven by growth in Argentina, Ecuador and Uruguay partially offset by a decline in Chile due to regulatory changes in the allowable uses of credit information. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $1.8 million, or 4%.

Europe

Revenue increased 3% in the three month period compared to the same period in 2012. In local currency, revenue growth was 4% in the first quarter 2013 driven primarily by increased sales in the U.K. across most product segments offset partially by a slight decline in Spain due to more challenging economic conditions. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $0.3 million, or 1%, in the first quarter of 2013.

Canada Consumer

Local currency revenue increased 5% in the three month period compared to the prior year period in 2012 primarily due to new customers and pricing initiatives within marketing services along with growth in analytical and technology services.   Local currency fluctuations against the U.S. dollar negatively impacted revenue by $0.3 million, or 1%, in the first quarter of 2013, resulting in 4% reported revenue growth in the first quarter.

International Operating Margin

Operating margin decreased in the first quarter of 2013 as compared to 2012 due to increased investments in new business and strategic initiatives across most geographies in order to support future revenue growth.

Workforce Solutions

	Three Months Ended March 31,		Change
Workforce Solutions	2013	2012	$	%
	(Dollars in millions)
Operating revenue:
Verfication Services	$68.8	$56.8	$12.0	21%
Employer Services	54.9	52.1	2.8	6%
Total operating revenue	$123.7	$108.9	$14.8	14%
% of consolidated revenue	22%	22%
Total operating income	$37.4	$26.2	$11.2	43%
Operating margin	30.3%	24.1%		6.2	% pts

Verification Services

Revenue increased 21% in the first quarter of 2013 compared to the prior year period, due to 23% growth in mortgage-related verification revenue due to the strong level of mortgage refinancing activity during the first quarter of 2013, and 20% growth in non-mortgage verification revenue as a result of increased revenue related most notably to government, pre-employment and auto customer segments.

Employer Services

Revenue increased 6% in the first quarter of 2013, as compared to the same period in 2012. Revenue increased due to the renewal of the federal Work Opportunity Tax Credit program at the end of 2012 and growth in our transaction-based complementary services business. This growth was partially offset by lower overall claims activity in our unemployment cost management business.

Workforce Solutions Operating Margin

Operating margin for the first quarter of 2012 increased significantly compared to the prior year period. The increase in margin was driven by the revenue growth in products with a high degree of fixed costs.

North America Personal Solutions

	Three Months Ended March 31,		Change
North America Personal Solutions	2013	2012	$	%
	(Dollars in millions)

Total operating revenue	$51.1	$44.9	$6.2	14%
% of consolidated revenue	9%	9%
Total operating income	$14.5	$11.3	$3.2	29%
Operating margin	28.4%	25.1%		3.3	% pts

Revenue increased 14% for the three month period ended March 31, 2013 as compared to the same period in the prior year primarily due to increased direct to consumer, Equifax-branded subscription service revenue which was up 12% in the first quarter of 2013. The increase was driven by new product sales and higher average revenue per subscriber, reflecting additional features in the Equifax product offering.  Operating margin increased in the first quarter as compared to the prior year period due to lower monitoring and credit file expenses resulting from the CSC Credit Services Acquisition.

North America Commercial Solutions

	Three Months Ended March 31,		Change
North America Commercial Solutions	2013	2012	$	%
	(Dollars in millions)

Total operating revenue	$22.9	$20.8	$2.1	10%
% of consolidated revenue	4%	4%
Total operating income	$4.9	$3.5	$1.4	40%
Operating margin	21.3%	16.8%		4.5	% pts

Revenue increased 10%, in both U.S. dollars and local currency, for the three months ended March 31, 2013 as compared to the same period in the prior year. Transaction-based revenue serving credit risk needs of our customers, which represents approximately 60% of our revenue, grew 3% in the first quarter of 2013 as compared to the prior year. Project-oriented revenue increased 22% due to one-time project revenue as well as new product offerings. The impact of changes in foreign exchange rates on the Canadian portion of our business was not material. Operating margin increased in the first quarter of 2013 due to revenue growth in a business with significant fixed costs.

General Corporate Expense

	Three Months Ended March 31,		Change
General Corporate Expense	2013	2012	$	%
	(Dollars in millions)

General corporate expense	$34.4	$32.6	$1.8	5%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, such as shared services, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance. General corporate expenses slightly increased for the first quarter of 2013 compared to the same period in 2012, primarily due to increased people costs.

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

Sources and Uses of Cash

Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity. We expect that funds generated from results of operations will be sufficient to finance our anticipated working capital and other cash requirements (such as capital expenditures, interest payments, potential pension funding contributions and dividend payments) for the foreseeable future. If borrowings were needed, we would expect to borrow in the commercial paper or corporate bond markets; or in the event that credit market conditions were to deteriorate, we would rely more heavily on borrowings from the Senior Credit Facility as described below. At March 31, 2013, $588.6 million was available to borrow under our Senior Credit Facility. Our Senior Credit Facility does not include a provision under which lenders could refuse to allow us to borrow under this facility in the event of a material adverse change in our financial condition, as long as we are in compliance with the covenants contained in the lending agreement.

The following table summarizes our cash flows for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2013	2012	2013 vs. 2012
	(Dollars in millions)

Operating activities	$66.3	$48.3	$18.0
Investing activities	$25.0	$(20.2)	$45.2
Financing activities	$(128.4)	$(30.7)	$(97.7)

Operating Activities

Cash provided by operating activities in the three months ended March 31, 2013 increased by $18.0 million over the prior year.  Cash provided from net income, excluding the impact of the 2013 divestitures and adjusting for an increase in amortization expense resulting from the CSC Credit Services Acquisition, increased $17.9 million.  The remaining increase in cash from operations was driven primarily by changes in net working capital and other balance sheet changes.

Fund Transfer Limitations.   The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.  We currently hold $95.3 million of cash in our foreign subsidiaries.

Investing Activities

Capital Expenditures

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2013	2012	2013 vs. 2012
	(In millions)

Capital expenditures	$18.7	$20.2	$(1.5)

Our capital expenditures are used for developing, enhancing and deploying new and existing software in support of our expanding product set, replacing or adding facilities and equipment, updating systems for regulatory compliance, the licensing of software applications and investing in system reliability, security and disaster recovery enhancements. Capital expenditures in 2013 were not materially different from 2012 as we are continuing to invest in new products and technology infrastructure.

Acquisitions, Divestitures and Investments

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2013	2012	2013 vs. 2012
	(In millions)

Cash received from divestiture	$43.7	$-	$43.7

During the first quarter of 2013, we divested of two non-strategic business lines, Equifax Settlement Services which was part of our Mortgage business within the USCIS operating segment and Talent Management Services which was part of our Employer Services business within our Workforce Solutions operating segment, for a total of $47.5 million. $3.5 million of the proceeds of the sale of Talent Management Services was placed into an escrow account and will be released to us 18 months after the transaction date.

Financing Activities

Borrowings and Credit Facility Availability

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2013	2012	2013 vs. 2012
	(In millions)

Net short-term repayments	$(106.6)	$(30.2)	$(76.4)

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

At March 31, 2013, there was $160.0 of borrowings outstanding under our CP program. At March 31, 2013, a total of $588.6 million was available under our Senior Credit Facility.

At March 31, 2013, 73% of our debt was fixed-rate debt and 27% was effectively variable-rate debt. Our variable-rate debt, consisting of our commercial paper borrowings and five-year senior notes due 2014 (against which we have executed interest rate swaps to convert interest expense from fixed rates to floating rates), generally bears interest based on a specified margin plus a base rate (LIBOR). The interest rates reset periodically, depending on the terms of the respective financing arrangements. At March 31, 2013, the interest rate on our variable-rate debt ranged from 0.33% to 2.09%.

Borrowing and Repayment Activity

Net short-term repayments primarily represent activity under our CP program. We primarily borrow under our CP program, as need and availability allow.

The increase in net short-term repayments primarily reflects the net repayment of a portion of the CP notes outstanding as a result of the CSC Credit Services Acquisition at the end of 2012 during the first three months of 2013.

Debt Covenants.   A downgrade in our credit ratings would increase the cost of borrowings under our CP program and credit facilities, and could limit or, in the case of a significant downgrade, preclude our ability to issue CP. Our outstanding indentures and comparable instruments also contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions. In addition, our Senior Credit Facility requires us to maintain a maximum leverage ratio of not more than 3.5. Our leverage ratio was 1.95 at March 31, 2013. None of these covenants are considered restrictive to our operations and, as of March 31, 2013, we were in compliance with all of our debt covenants.

We do not have any credit rating triggers that would accelerate the maturity of a material amount of our outstanding debt; however, our 4.45% Senior Notes due 2014, 6.3% Senior Notes due 2017, 3.3% Senior Notes due 2022 and 7.0% Senior Notes due 2037 (together, the “Senior Notes”) contain change of control provisions. If we experience a change of control or publicly announce our intention to effect a change of control and the rating on the Senior Notes is lowered by each of Standard & Poor’s, or S&P, and Moody’s Investors Service, or Moody’s, below an investment grade rating within 60 days of such change of control or notice thereof, we will be required to offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest.

For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 6 of the Notes to Consolidated Financial Statements in our 2012 Form 10-K.

Equity Transactions

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2013	2012	2013 vs. 2012
	(In millions)

Dividends paid to Equifax shareholders	$(26.5)	$(21.2)	$(5.3)
Dividends paid to noncontrolling interests	$(1.1)	$-	$(1.1)
Proceeds from exercise of stock options	$5.9	$20.6	$(14.7)
Excess tax benefits from stock-based compensation plans	$0.6	$0.5	$0.1

Sources and uses of cash related to equity during the three months ended March 31, 2013 and 2012 were as follows:

-	We increased our quarterly dividend from $0.18 per share to $0.22 per share as announced in the fourth quarter of 2012. We paid cash dividends to Equifax shareholders of $26.5 million and $21.2 million during the three months ended March 31, 2013 and 2012, respectively.

-	We received cash of $5.9 million and $20.6 million during the first three months of 2013 and 2012, respectively, from the exercise of stock options.

At March 31, 2013, the Company had $227.1 million remaining for stock repurchases under the existing Board authorization.

Contractual Obligations, Commercial Commitments and Other Contingencies

Our contractual obligations have not changed materially from those reported in our 2012 Form 10-K.  For additional information about certain obligations and contingencies see Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Off-Balance Sheet Arrangements

There have been no material changes with respect to our off-balance sheet arrangements from those presented in our 2012 Form 10-K.

Related Party Transactions

We engage in various transactions and arrangements with related parties. We believe the terms of the transactions and arrangements do not differ from those that would have been negotiated with an independent party.

Benefit Plans

At December 31, 2012, our U.S. Retirement Income Plan, or USRIP, met or exceeded ERISA’s minimum funding requirements. In the future, we expect to make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and our liquidity needs. We believe additional funding contributions, if any, would not prevent us from continuing to meet our liquidity needs, which are primarily funded from cash flows generated by operating activities, available cash and cash equivalents, and our committed credit facilities.

For our non-U.S., tax-qualified retirement plans, we fund an amount sufficient to meet minimum funding requirements but no more than allowed as a tax deduction pursuant to applicable tax regulations. For our non-qualified supplementary retirement plans, we fund the benefits as they are paid to retired participants, but accrue the associated expense and liabilities in accordance with GAAP.

For additional information about our benefit plans, see Note 11 of the Notes to Consolidated Financial Statements in our 2012 Form 10-K.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the Notes to Consolidated Financial Statements in this Form 10-Q and Note 1 of the Notes to Consolidated Financial Statements in our 2012 Form 10-K.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our Consolidated Financial Statements and the Notes to Consolidated Financial Statements. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The “Application of Critical Accounting Policies and Estimates” section in the MD&A, and Note 1 of the Notes to Consolidated Financial Statements, in our 2012 Form 10-K describe the significant accounting estimates and policies used in the preparation of our Consolidated Financial Statements. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2012 Form 10-K. There were no material changes to our market risk exposure during the three months ended March 31, 2013.

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

California Bankruptcy Litigation. In consolidated actions filed in the U.S. District Court for the Central District of California, captioned Terri N. White, et al. v. Equifax Information Services LLC, Jose Hernandez v. Equifax Information Services LLC, Kathryn L. Pike v. Equifax Information Services LLC, and Jose L. Acosta, Jr., et al. v. Trans Union LLC, et al. , plaintiffs asserted that Equifax violated federal and state law (the FCRA, the California Credit Reporting Act and the California Unfair Competition Law) by failing to follow reasonable procedures to determine whether credit accounts are discharged in bankruptcy, including the method for updating the status of an account following a bankruptcy discharge. On August 20, 2008, the District Court approved a Settlement Agreement and Release providing for certain changes in the procedures used by defendants to record discharges in bankruptcy on consumer credit files. That settlement resolved claims for injunctive relief, but not plaintiffs’ claims for damages. On May 7, 2009, the District Court issued an order preliminarily approving an agreement to settle remaining class claims. The District Court subsequently deferred final approval of the settlement and required the settling parties to send a supplemental notice to those class members who filed a claim and objected to the settlement or opted out, with the cost for the re-notice to be deducted from the plaintiffs’ counsel fee award.   Mailing of the supplemental notice was completed on February 15, 2011.  The deadline for this group of settling plaintiffs to provide additional documentation to support their damage claims or to opt-out of the settlement was March 31, 2011.  On July 15, 2011, following another approval hearing, the District Court approved the settlement. Several objecting plaintiffs subsequently filed notices of appeal to the U.S. Court of Appeals for the Ninth Circuit, which, on April 22, 2013, issued an order remanding the case to the District Court for further proceedings.

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

For information regarding our accounting for legal contingencies, see Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q.

ITEM 1A.  RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2012 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our first quarter ended March 31, 2013:

				Maximum Number
				(or Approximate
			Total Number	Dollar Value)
	Total	Average	of Shares Purchased	of Shares that May
	Number	Price	as Part of	Yet Be Purchased
	of Shares	Paid	Publicly-Announced	Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)

January 1 - January 31, 2013	3,152	$-	-	$227,063,511
February 1 - February 28, 2013	8,731	$-	-	$227,063,511
March 1 - March 31, 2013	-	$-	-	$227,063,511
Total	11,883	$-	-	$227,063,511

(1)	The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 3,152 shares for the month of January 2013, 8,731 shares for the month of February 2013, and no shares for the month of March 2013.

(2)	Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).

(3)	At March 31, 2013, the amount authorized for future share repurchases under the share repurchase program was $227.1 million. The program does not have a stated expiration date.

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

Equifax Inc.
(Registrant)

Date: April 25, 2013	By:	/s/ Richard F. Smith
Richard F. Smith
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: April 25, 2013		/s/ Lee Adrean
Lee Adrean
Corporate Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: April 25, 2013		/s/ Nuala M. King
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

