Form 10-Q
period 2013-06-30
EQUIFAX INC
filed 2013-07-25
CIK 33185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

On July 12, 2013, there were 121,283,658 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED June 30, 2013

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 30,
	2013	2012
(In millions, except per share amounts)	(Unaudited)
Operating revenue	$586.9	$513.3
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	198.2	187.2
Selling, general and administrative expenses	186.5	156.8
Depreciation and amortization	44.1	40.3
Total operating expenses	428.8	384.3
Operating income	158.1	129.0
Interest expense	(17.6)	(13.7)
Other income, net	3.5	2.2
Consolidated income from continuing operations before income taxes	144.0	117.5
Provision for income taxes	(51.7)	(41.0)
Consolidated income from continuing operations	92.3	76.5
Discontinued operations, net of tax	-	2.3
Consolidated net income	92.3	78.8
Less: Net income attributable to noncontrolling interests	(1.8)	(2.4)
Net income attributable to Equifax	$90.5	$76.4
Amounts attributable to Equifax:
Net income from continuing operations attributable to Equifax	$90.5	$74.1
Discontinued operations, net of tax	-	2.3
Net income attributable to Equifax	$90.5	$76.4
Basic earnings per common share:
Net income from continuing operations attributable to Equifax	$0.75	$0.61
Discontinued operations attributable to Equifax	-	0.02
Net income attributable to Equifax	$0.75	$0.63
Weighted-average shares used in computing basic earnings per share	121.0	120.3
Diluted earnings per common share:
Net income from continuing operations attributable to Equifax	$0.73	$0.60
Discontinued operations attributable to Equifax	-	0.02
Net income attributable to Equifax	$0.73	$0.62
Weighted-average shares used in computing diluted earnings per share	123.6	122.8
Dividends per common share	$0.22	$0.18

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	June 30,
	2013	2012
(In millions, except per share amounts)	(Unaudited)
Operating revenue	$1,153.4	$1,019.2
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	393.3	374.6
Selling, general and administrative expenses	361.0	306.6
Depreciation and amortization	92.0	80.7
Total operating expenses	846.3	761.9
Operating income	307.1	257.3
Interest expense	(35.3)	(27.5)
Other income, net	3.6	3.5
Consolidated income from continuing operations before income taxes	275.4	233.3
Provision for income taxes	(98.9)	(83.5)
Consolidated income from continuing operations	176.5	149.8
Discontinued operations, net of tax	19.0	2.7
Consolidated net income	195.5	152.5
Less: Net income attributable to noncontrolling interests	(3.9)	(4.6)
Net income attributable to Equifax	$191.6	$147.9
Amounts attributable to Equifax:
Net income from continuing operations attributable to Equifax	$172.6	$145.2
Discontinued operations, net of tax	19.0	2.7
Net income attributable to Equifax	$191.6	$147.9
Basic earnings per common share:
Net income from continuing operations attributable to Equifax	$1.43	$1.21
Discontinued operations attributable to Equifax	0.16	0.02
Net income attributable to Equifax	$1.59	$1.23
Weighted-average shares used in computing basic earnings per share	120.7	120.1
Diluted earnings per common share:
Net income from continuing operations attributable to Equifax	$1.40	$1.18
Discontinued operations attributable to Equifax	0.15	0.02
Net income attributable to Equifax	$1.55	$1.21
Weighted-average shares used in computing diluted earnings per share	123.4	122.6
Dividends per common share	$0.44	$0.36

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,
	2013			2012
	Equifax	Noncontrolling		Equifax	Noncontrolling
	Shareholders	Interests	Total	Shareholders	Interests	Total
	(In millions)
Net income	$90.5	$1.8	$92.3	$76.4	$2.4	$78.8
Other comprehensive income:
Foreign currency translation adjustment, net	(13.5)	2.5	(11.0)	(20.3)	(0.5)	(20.8)
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans, net	2.3	-	2.3	2.8	-	2.8
Change in cumulative loss from cash flow hedging transactions, net	-	-	-	0.1	-	0.1
Comprehensive income	$79.3	$4.3	$83.6	$59.0	$1.9	$60.9

	Six Months Ended June 30,
	2013			2012
	Equifax	Noncontrolling		Equifax	Noncontrolling
	Shareholders	Interests	Total	Shareholders	Interests	Total
	(In millions)
Net income	$191.6	$3.9	$195.5	$147.9	$4.6	$152.5
Other comprehensive income:
Foreign currency translation adjustment	(23.1)	2.0	(21.1)	(5.4)	(0.3)	(5.7)
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans	5.3	-	5.3	6.2	-	6.2
Change in cumulative loss from cash flow hedging transactions	-	-	-	0.1	-	0.1
Comprehensive income	$173.8	$5.9	$179.7	$148.8	$4.3	$153.1

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012

(In millions, except par values)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$104.9	$146.8
Trade accounts receivable, net of allowance for doubtful accounts of $6.7 and $6.3 at June 30, 2013 and December 31, 2012, respectively	318.5	317.0
Prepaid expenses	33.9	26.2
Other current assets	55.3	39.7
Total current assets	512.6	529.7
Property and equipment:
Capitalized internal-use software and system costs	380.1	369.9
Data processing equipment and furniture	193.9	198.4
Land, buildings and improvements	179.8	177.0
Total property and equipment	753.8	745.3
Less accumulated depreciation and amortization	(474.5)	(461.6)
Total property and equipment, net	279.3	283.7
Goodwill	2,248.3	2,290.4
Indefinite-lived intangible assets	254.3	254.5
Purchased intangible assets, net	918.4	987.7
Other assets, net	160.7	165.1
Total assets	$4,373.6	$4,511.1
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$76.5	$283.3
Accounts payable	17.8	25.1
Accrued expenses	83.8	84.9
Accrued salaries and bonuses	61.9	104.7
Deferred revenue	57.1	57.9
Other current liabilities	78.7	90.6
Total current liabilities	375.8	646.5
Long-term debt	1,429.1	1,447.4
Deferred income tax liabilities, net	220.9	227.7
Long-term pension and other postretirement benefit liabilities	174.5	176.3
Other long-term liabilities	53.3	54.0
Total liabilities	2,253.6	2,551.9
Commitments and Contingencies (see Note 5)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	-	-
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at June 30, 2013 and December 31, 2012; Outstanding shares - 121.3 and 120.4 at June 30, 2013 and December 31, 2012, respectively	236.6	236.6
Paid-in capital	1,156.4	1,139.6
Retained earnings	3,202.8	3,064.6
Accumulated other comprehensive loss	(379.8)	(362.0)
Treasury stock, at cost, 67.4 shares and 68.3 shares at June 30, 2013 and December 31, 2012, respectively	(2,113.8)	(2,139.7)
Stock held by employee benefits trusts, at cost, 0.6 shares at both June 30, 2013 and December 31, 2012	(5.9)	(5.9)
Total Equifax shareholders' equity	2,096.3	1,933.2
Noncontrolling interests	23.7	26.0
Total equity	2,120.0	1,959.2
Total liabilities and equity	$4,373.6	$4,511.1

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2013	2012
(In millions)	(Unaudited)
Operating activities:
Consolidated net income	$195.5	$152.5
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Gain on divestiture	(19.0)	-
Depreciation and amortization	92.3	82.4
Stock-based compensation expense	16.7	15.0
Excess tax benefits from stock-based compensation plans	(7.6)	(3.6)
Deferred income taxes	(7.5)	(0.8)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(14.5)	(9.8)
Prepaid expenses and other current assets	(3.9)	(9.9)
Other assets	4.6	0.9
Current liabilities, excluding debt	(57.2)	(28.5)
Other long-term liabilities, excluding debt	7.4	(0.9)
Cash provided by operating activities	206.8	197.3
Investing activities:
Capital expenditures	(36.2)	(34.5)
Cash received from divestitures	47.5	2.5
Investment in unconsolidated affiliates, net	(6.4)	(3.6)
Cash provided by (used in) investing activities	4.9	(35.6)
Financing activities:
Net short-term repayments	(206.6)	(31.6)
Payments on long-term debt	(15.0)	(15.1)
Treasury stock purchases	-	(51.1)
Dividends paid to Equifax shareholders	(53.2)	(43.1)
Dividends paid to noncontrolling interests	(3.9)	(1.4)
Proceeds from exercise of stock options	24.3	33.3
Excess tax benefits from stock-based compensation plans	7.6	3.6
Other	(0.6)	(0.4)
Cash used in financing activities	(247.4)	(105.8)
Effect of foreign currency exchange rates on cash and cash equivalents	(6.2)	(0.5)
Increase (decrease) in cash and cash equivalents	(41.9)	55.4
Cash and cash equivalents, beginning of period	146.8	127.7
Cash and cash equivalents, end of period	$104.9	$183.1

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND OTHER COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2013

(Unaudited)

	Equifax Shareholders
							Stock
					Accumulated		Held By
	Common Stock				Other		Employee
	Shares		Paid-In	Retained	Comprehensive	Treasury	Benefits	Noncontrolling	Total
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Trusts	Interests	Equity
	(In millions, except per share amounts)
Balance, December 31, 2012	120.4	$236.6	$1,139.6	$3,064.6	$(362.0)	$(2,139.7)	$(5.9)	$26.0	$1,959.2
Net income	-	-	-	191.6	-	-	-	3.9	195.5
Other comprehensive income	-	-	-	-	(17.8)	-	-	(2.0)	(19.8)
Shares issued under stock and benefit plans,
net of minimum tax withholdings	0.9	-	(7.9)	-	-	25.9	-	-	18.0
Cash dividends ($0.22 per share)	-	-	-	(53.4)	-	-	-		(53.4)
Dividends paid to employee benefits trusts	-	-	0.2	-	-	-	-	-	0.2
Stock-based compensation expense	-	-	16.7	-	-	-	-	-	16.7
Tax effects of stock-based compensation plans	-	-	7.8	-	-	-	-	-	7.8
Dividends paid to noncontrolling interests	-	-	-	-	-	-	-	(3.9)	(3.9)
Other	-	-	-	-	-	-	-	(0.3)	(0.3)
Balance, June 30, 2013	121.3	$236.6	$1,156.4	$3,202.8	$(379.8)	$(2,113.8)	$(5.9)	$23.7	$2,120.0

*	At June 30, 2013, $227.1 million was authorized for future purchases of common stock under our share repurchase authorization.

Accumulated Other Comprehensive Loss consists of the following components:

	June 30,	December 31,
	2013	2012
	(In millions)
Foreign currency translation	$(106.7)	$(83.6)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $155.2 and $159.3 at June 30, 2013 and December 31, 2012, respectively	(271.1)	(276.4)
Cash flow hedging transactions, net of accumulated tax of $1.3 at June 30, 2013 and December 31, 2012	(2.0)	(2.0)
Accumulated other comprehensive loss	$(379.8)	$(362.0)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2013

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations.   We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain human resources, employment tax and payroll-related business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of June 30, 2013, we operated in the following countries: Argentina, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We also maintain support operations in the Republic of Ireland. We have an investment in a consumer and commercial credit information company in Brazil and offer credit services in Russia and India through joint ventures.

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

Earnings Per Share.   Our basic earnings per share, or EPS, is calculated as net income attributable to Equifax divided by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. The net income amounts used in both our basic and diluted EPS calculations are the same. A reconciliation of the weighted-average outstanding shares used in the two calculations is as follows:

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Weighted-average shares outstanding (basic)	121.0	120.3	120.7	120.1
Effect of dilutive securities:
Stock options and restricted stock units	2.6	2.5	2.7	2.5
Weighted-average shares outstanding (diluted)	123.6	122.8	123.4	122.6

For the three and six months ended June 30, 2013, 0.1 million stock options were anti-dilutive and therefore excluded from this calculation.  For the three and six months ended June 30, 2012, the stock options that were anti-dilutive were not material.

Financial Instruments.   Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable and short- and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for publicly traded instruments, and for non-publicly traded instruments through valuation techniques depending on the specific characteristics of the debt instrument. As of June 30, 2013 and December 31, 2012, the fair value of our long-term debt, based on observable inputs was $1.5 billion and $1.6 billion, respectively compared to its carrying value of $1.4 billion and $1.5 billion, respectively.

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

Fair Value Hedges.   In conjunction with our November 2009 sale of five-year Senior Notes, we entered into five-year interest rate swaps, designated as fair value hedges, which convert the debt’s fixed interest rate to a variable rate. These swaps involve the receipt of fixed rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed-rate Senior Notes they hedge due to changes in the designated benchmark interest rate and are recorded in interest expense. The fair value of these interest rate swaps was an asset of $8.9 million and $12.2 million at June 30, 2013 and December 31, 2012, respectively, and was recorded in other long-term assets on our Consolidated Balance Sheets.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table presents items measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value of Assets (Liabilities) at June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Fair Value Interest Rate Swaps(1)	$8.9	$-	$8.9	$-
Notes, due 2014(1)	(283.9)	-	(283.9)	-
Deferred Compensation Plan(2)	(19.9)	-	(19.9)	-
Total	$(294.9)	$-	$(294.9)	$-

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

Variable Interest Entities.  We hold interests in certain entities, including credit data and information solutions ventures, that are considered variable interest entities, or VIEs.  These variable interests relate to ownership interests that require financial support for these entities.  Our investments related to these VIEs totaled $17.4 million at June 30, 2013, representing our maximum exposure to loss.  We are not the primary beneficiary and are not required to consolidate any of these VIEs.

Other Assets.  Other assets on our Consolidated Balance Sheets primarily represents our investment in unconsolidated affiliates, interest rate swaps, assets related to life insurance policies covering certain officers of the Company, employee benefit trust assets and data purchases, net of related amortization. Our investment in Boa Vista Servicos (“BVS”), which represents a 15% equity interest in BVS, was valued at 130 million Brazilian Reais ($58.7 million and $63.6 million at June 30, 2013 and December 31, 2012, respectively) and is accounted for using the cost method. The estimated fair value of the investment approximates carrying value at June 30, 2013.

Recent Accounting Pronouncements.    Testing Indefinite-Lived Intangible Assets for Impairment. In July 2012, the FASB issued Accounting Standards Update No. 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” which allows a company the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test.  Under that option, a company would no longer be required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on that qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount.  This guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption was permitted. We will implement the new standard in our 2013 annual impairment testing.  This guidance is not expected to have a material effect on our financial condition or results of operations.

Other Comprehensive Income. In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Other Comprehensive Income,” which requires public companies to present information about reclassification adjustments from accumulated other comprehensive income in their annual and interim financial statements in a single note or on the face of the financial statements. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. We adopted this standard in the first quarter of 2013 and it did not have an effect on our financial condition or results of operations.

For additional information about recent accounting pronouncements adopted or pending adoption, see Note 1 of the Notes to Consolidated Financial Statements in our 2012 Form 10-K.

2. DISCONTINUED OPERATIONS

During the first quarter of 2013, we divested of two non-strategic business lines, Equifax Settlement Services, which was part of our Mortgage business within the USCIS operating segment, and Talent Management Services, which was part of our Employer Services business within our Workforce Solutions operating segment, for a total of $47.5 million. $3.5 million of the proceeds of the sale of Talent Management Services was placed in escrow and is due 18 months after the transaction date. The historical results of these operations are classified as discontinued operations in the Consolidated Statements of Income. Revenue for these business lines for the three and six months ended June 30, 2013, was $0 and $9.3 million, respectively, and $22.6 million and $39.4 million for the three and six months ended June 30, 2012, respectively. Pretax income was $0 and $1.5 million for the three and six months ended June 30, 2013, respectively, and $3.7 million and $4.5 million for the three and six months ended June 30, 2012, respectively. We recorded a gain on the disposals in the first quarter of 2013 of $18.4 million, including an income tax benefit of $18.1 million, of which $14.3 million was current tax benefits. The tax benefit is primarily a result of our tax basis in Talent Management Services. The gain was classified as discontinued operations in the Consolidated Statements of Income.

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

Changes in the amount of goodwill for the six months ended June 30, 2013, are as follows:

	U.S. Consumer			North America	North America
	Information		Workforce	Personal	Commercial
	Solutions	International	Solutions	Solutions	Solutions	Total
	(In millions)
Balance, December 31, 2012	$947.7	$369.3	$934.0	$1.8	$37.6	$2,290.4
Adjustments to initial purchase price allocation	(0.4)	-	-	-	-	(0.4)
Foreign currency translation	-	(11.1)	-	-	(0.3)	(11.4)
Tax benefits of stock options exercised	-	-	(0.1)	-	-	(0.1)
Businesses sold	(2.7)	(1.4)	(26.1)	-	-	(30.2)
Balance, June 30, 2013	$944.6	$356.8	$907.8	$1.8	$37.3	$2,248.3

3. GOODWILL AND INTANGIBLE ASSETS (Continued)

Indefinite-Lived Intangible Assets.   Indefinite-lived intangible assets consist of contractual/territorial rights representing the estimated acquisition date fair value of rights to operate in certain territories acquired through the purchase of independent credit reporting agencies in the U.S. and Canada. Our contractual/territorial rights are perpetual in nature and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30.  Our contractual/territorial rights carrying amounts did not change materially during the six months ended June 30, 2013.

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

Purchased intangible assets at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013			December 31, 2012
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$752.9	$(212.7)	$540.2	$795.6	$(229.2)	$566.4
Acquired software and technology	34.2	(16.5)	17.7	34.4	(13.5)	20.9
Customer relationships	498.1	(168.8)	329.3	522.1	(164.5)	357.6
Proprietary database	125.0	(122.6)	2.4	125.0	(115.9)	9.1
Non-compete agreements	19.2	(7.5)	11.7	19.4	(5.5)	13.9
Trade names and other intangible assets	39.6	(22.5)	17.1	41.5	(21.7)	19.8
Total definite-lived intangible assets	$1,469.0	$(550.6)	$918.4	$1,538.0	$(550.3)	$987.7

Amortization expense from continuing operations related to purchased intangible assets was $26.3 million and $21.5 million during the three months ended June 30, 2013 and 2012, respectively. Amortization expense from continuing operations related to purchased intangible assets was $56.6 million and $43.3 million during the six months ended June 30, 2013 and 2012, respectively.

4. DEBT

Debt outstanding at June 30, 2013 and December 31, 2012 was as follows:

	June 30,	December 31,
	2013	2012
	(In millions)
Commercial paper	$60.0	$265.0
Notes, 7.34%, due in installments through May 2014	15.0	30.0
Notes, 4.45%, due December 2014	275.0	275.0
Notes, 6.30%, due July 2017	272.5	272.5
Notes, 3.30%, due Dec 2022	500.0	500.0
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 7.00%, due July 2037	250.0	250.0
Capitalized lease obligation	-	2.2
Other	1.2	0.7
Total debt	1,498.7	1,720.4
Less short-term debt and current maturities	(76.5)	(283.3)
Less unamortized discounts	(2.2)	(2.3)
Plus fair value adjustments	9.1	12.6
Total long-term debt, net	$1,429.1	$1,447.4

Senior Credit Facility.   We are party to a $750.0 million unsecured revolving credit facility, which we refer to as the Senior Credit Facility, with a group of financial institutions.  The Senior Credit Facility also has an accordion feature that allows us to request an increase in the total commitment to $1.0 billion.  Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Senior Credit Facility is scheduled to expire in December 2017. Availability of the Senior Credit Facility for borrowings is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding principal amount of our commercial paper notes. As of June 30, 2013, there were no outstanding borrowings under this facility and $688.6 million was available for borrowing.

Commercial Paper Program.   Our $750.0 million commercial paper program has been established through the private placement of commercial paper notes from time-to-time. Maturities of commercial paper can range from overnight to 397 days. The commercial paper program is supported by our Senior Credit Facility and, pursuant to our existing Board of Directors authorization, the total amount of commercial paper which may be issued is reduced by the amount of any outstanding borrowings under our Senior Credit Facility. At June 30, 2013, there was $60.0 million in commercial paper notes outstanding.

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

Guarantees and General Indemnifications.   We may issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit was not material at June 30, 2013, and all have a remaining maturity of one year or less. The maximum potential future payments we could be required to make under the guarantees is not material at June 30, 2013.

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

We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to indemnifications on our Consolidated Balance Sheets at June 30, 2013 or December 31, 2012.

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

6. INCOME TAXES

We are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years ending prior to December 31, 2007, with few exceptions. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit balance may change within the next twelve months by a range of $0 to $7.6 million.

Effective Tax Rate.      Our effective income tax rate was 35.9% for the three months ended June 30, 2013, up from 34.9% for the same period in 2012 due primarily to increased state income taxes and other permanent items.   The effective income tax rate was relatively flat for the six months ended June 30, 2013 as compared to the prior year period.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component, after tax, for the six months ended June 30, 2013, are as follows:

		Pension and other	Cash flow
	Foreign	postretirement	hedging
	currency	benefit plans	transactions	Total
	(In millions)
Balance, December 31, 2012	$(83.6)	$(276.4)	$(2.0)	$(362.0)
Other comprehensive income before reclassifications	(23.1)	(2.7)	-	(25.8)
Amounts reclassified from accumulated other comprehensive income	-	8.0	-	8.0
Net current-period other comprehensive income	(23.1)	5.3	-	(17.8)
Balance, June 30, 2013	$(106.7)	$(271.1)	$(2.0)	$(379.8)

Reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2013, are as follows:

	Amount reclassified	Affected line item in
Details about accumulated other	from accumulated other	the statement where
comprehensive income components	comprehensive income (1)	net income is presented
(in millions)
Amortization of pension and other postretirement plan items:
Prior service cost	$(0.4)	(2)
Recognized actuarial loss	(12.4)	(2)
	(12.8)	Total before tax
	4.8	Tax benefit
	$(8.0)	Net of tax

(1)         Amounts in parentheses indicate expense recognized in the Consolidated Statements of Income.

(2)         These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 8 Benefit Plans for additional details).

Changes in accumulated other comprehensive income related to noncontrolling interests were not material as of June 30, 2013.

8. BENEFIT PLANS

We sponsor defined benefit pension plans and defined contribution plans. For additional information about our benefit plans, see Note 11 of the Notes to Consolidated Financial Statements in our 2012 Form 10-K.

The following table provides the components of net periodic benefit cost, included in selling, general and administrative expenses in the Consolidated Statements of Income, for the three and six months ended June 30, 2013 and 2012:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Service cost	$1.3	$1.6	$0.2	$0.1
Interest cost	7.2	8.3	0.4	0.3
Expected return on plan assets	(9.8)	(11.6)	(0.4)	(0.4)
Amortization of prior service cost	0.3	0.2	(0.1)	(0.1)
Recognized actuarial loss	4.4	4.0	3.3	0.3
Total net periodic benefit cost	$3.4	$2.5	$3.4	$0.2

	Pension Benefits		Other Benefits
	Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Service cost	$2.6	$3.2	$0.3	$0.2
Interest cost	14.4	16.6	0.7	0.6
Expected return on plan assets	(19.6)	(23.2)	(0.8)	(0.8)
Amortization of prior service cost	0.6	0.4	(0.2)	(0.2)
Recognized actuarial loss	8.8	8.0	3.6	0.6
Total net periodic benefit cost	$6.8	$5.0	$3.6	$0.4

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

A summary of segment products and services is as follows:

U.S. Consumer Information Solutions.   This segment includes consumer information services (such as credit information and credit scoring, credit modeling services, locate services, fraud detection and prevention services, identity verification services and other consulting services); mortgage loan origination information; consumer financial marketing services; and identity management.

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

9. SEGMENT INFORMATION (Continued)

Operating revenue and operating income by operating segment during the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
Operating revenue:	2013	2012	2013	2012
U.S. Consumer Information Solutions	$259.7	$217.6	$504.8	$427.9
International	129.8	119.5	253.5	240.5
Workforce Solutions	123.2	109.7	246.9	218.6
North America Personal Solutions	51.5	46.2	102.6	91.1
North America Commercial Solutions	22.7	20.3	45.6	41.1
Total operating revenue	$586.9	$513.3	$1,153.4	$1,019.2

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
Operating income:	2013	2012	2013	2012
U.S. Consumer Information Solutions	$104.3	$87.4	$196.2	$168.8
International	37.2	35.0	71.9	73.5
Workforce Solutions	38.3	26.6	75.7	52.8
North America Personal Solutions	14.2	12.4	28.7	23.7
North America Commercial Solutions	3.8	2.8	8.7	6.3
General Corporate Expense	(39.7)	(35.2)	(74.1)	(67.8)
Total operating income	$158.1	$129.0	$307.1	$257.3

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

Businesses rely on us for consumer and business credit intelligence, credit portfolio management, fraud detection, decisioning technology, marketing tools, and human resources-related services. We also offer a portfolio of products that enable individual consumers to manage their financial affairs and protect their identity. Our revenue stream is diversified among businesses across a wide range of industries and international geographies and individual consumers.

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

Key Performance Indicators.    Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include operating revenue, change in operating revenue, operating income, operating margin, net income attributable to Equifax, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three and six months ended June 30, 2013 and 2012 were as follows:

	Key Performance Indicators
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in millions, except per share data)
Operating revenue	$586.9	$513.3	$1,153.4	$1,019.2
Operating revenue change	14%	9%	13%	10%
Operating income	$158.1	$129.0	$307.1	$257.3
Operating margin	26.9%	25.1%	26.6%	25.2%
Net income from continuing operations attributable to Equifax	$90.5	$74.1	$172.6	$145.2
Net income attributable to Equifax	$90.5	$76.4	$191.6	$147.9
Diluted earnings per share from continuing operations attributable to Equifax	$0.73	$0.60	$1.40	$1.18
Diluted earnings per share attributable to Equifax	$0.73	$0.62	$1.55	$1.21
Cash provided by operating activities	$140.5	$149.0	$206.8	$197.3
Capital expenditures	$17.5	$14.3	$36.2	$34.5

Business Environment and Company Outlook

Demand for our services tends to be correlated to general levels of economic activity, to consumer credit activity, to a lesser extent small commercial credit and marketing activity, and to our own initiatives to expand our products and markets served. During the first half of 2013, in the United States, we experienced modest growth in overall economic activity and in general consumer credit, strong year-over-year growth in consumer mortgage activity, and continuing benefits from our internal product and market initiatives. While we expect modest growth in overall economic activity and general consumer credit to continue through the current year, beginning late in the second quarter, mortgage market activity began to decline due to increased interest rates, and we expect mortgage market volumes to decline year-over-year in the second half, consistent with our outlook as we entered the year. Internationally, the environment continues to be challenging as various countries address their particular political, fiscal and economic issues. Offsetting these challenges, we continue to expect that our ongoing investments in new product innovation, business execution, enterprise growth initiatives, technology infrastructure, strategic acquisitions, and continuous process improvement will enable us, in a modestly growing economy, to deliver long-term average organic revenue growth ranging between 6% and 8% with additional growth of 1% to 2% derived from strategic acquisitions. We also expect to grow earnings per share at a somewhat faster rate than revenue as a result of both operating and financial leverage. We continue to expect total revenue growth, including the impact of our acquisition of CSC Credit Services, in 2013 to be between 10% and 12%.

RESULTS OF OPERATIONS—THREE AND SIX MONTHS JUNE 30, 2013 AND 2012

Consolidated Financial Results

Operating Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
Consolidated Operating Revenue	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)				(Dollars in millions)

U.S. Consumer Information Solutions	$259.7	$217.6	$42.1	19%	$504.8	$427.9	$76.9	18%
International	129.8	119.5	10.3	9%	253.5	240.5	13.0	5%
Workforce Solutions	123.2	109.7	13.5	12%	246.9	218.6	28.3	13%
North America Personal Solutions	51.5	46.2	5.3	12%	102.6	91.1	11.5	13%
North America Commercial Solutions	22.7	20.3	2.4	12%	45.6	41.1	4.5	11%
Consolidated operating revenue	$586.9	$513.3	$73.6	14%	$1,153.4	$1,019.2	$134.2	13%

Revenue increased by 14% and 13% in the second quarter and first six months of 2013, respectively, compared to the same periods in 2012. The growth was driven by the acquisition of CSC Credit Services in the fourth quarter of 2012 (“CSC Credit Services Acquisition”), the impact of strategic growth initiatives across our businesses, and the impact of increased mortgage refinancing activity in the U.S., which we expect to decline in the second half of 2013 as compared to the prior year.  This expected decline will reduce reported growth rates in our USCIS and Workforce Solutions business units. The effect of foreign exchange rates reduced revenue by $4.0 million in the second quarter and $6.4 million during the first six months of 2013 compared to the year-ago period.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
Consolidated Operating Expenses	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)				(Dollars in millions)

Consolidated cost of services	$198.2	$187.2	$11.0	6%	$393.3	$374.6	$18.7	5%
Consolidated selling, general and administrative expenses	186.5	156.8	29.7	19%	361.0	306.6	54.4	18%
Consolidated depreciation and amortization expense	44.1	40.3	3.8	10%	92.0	80.7	11.3	14%
Consolidated operating expenses	$428.8	$384.3	$44.5	12%	$846.3	$761.9	$84.4	11%

The increase in cost of services, when compared to the second quarter and first six months of 2012, was due primarily to increased salary and benefit costs of $7.0 million and $11.0 million in the second quarter and first six months of 2013 as well as smaller increases across other categories. The CSC Credit Services Acquisition did not have a material impact on cost of services as this business had already been processed on our systems under our previous affiliate arrangement. The effect of changes in foreign exchange rates reduced cost of services by $0.9 million and $1.3 million in the three and six months ended June 30, 2013, respectively.

Selling, general and administrative expense increased $29.7 million in the second quarter and $54.4 million in the first six months of 2013 compared to the year ago periods.  The increase in the second quarter and first six months of 2013 was due primarily to increased salary, employee benefit, advertising, litigation, and regulatory compliance expenses of $17.7 million and $31.2 million, respectively. Both periods were also impacted by the CSC Credit Services Acquisition which contributed approximately an incremental $6 million and $14 million of selling, general and administrative expense in the second quarter and first six months of 2013, respectively, some of which are transitional expenses as we integrate the business. The impact of changes in foreign currency exchange rates decreased our selling, general and administrative expenses by $0.9 million and $1.2 million in the three and six months ended June 30, 2013, respectively.

Depreciation and amortization expense for the second quarter and first six months of 2013 increased $3.8 million and $11.3 million, respectively, as compared to the same periods in 2012, driven by $9.0 in the second quarter and $18.0 million in the first six months of 2013 resulting from the CSC Credit Services Acquisition primarily related to amortization of purchased intangibles. The CSC Credit Services Acquisition amortization is partially offset by certain purchased intangible assets related to the TALX acquisition in 2007 that became fully amortized during the second quarter of 2013.

Operating Income and Operating Margin

	Three Months Ended June 30,					Six Months Ended June 30,
			Change					Change
Consolidated Operating Income	2013	2012	$	%		2013	2012	$	%
	(Dollars in millions)					(Dollars in millions)

Consolidated operating revenue	$586.9	$513.3	$73.6	14%		$1,153.4	$1,019.2	$134.2	13%
Consolidated operating expenses	(428.8)	(384.3)	(44.5)	12%		(846.3)	(761.9)	(84.4)	11%
Consolidated operating income	$158.1	$129.0	$29.1	23%		$307.1	$257.3	$49.8	19%
Consolidated operating margin	26.9%	25.1%		1.8	%pts	26.6%	25.2%		1.4	%pts

In the second quarter of 2013, operating income from continuing operations increased faster than revenue due to margin improvements in our Workforce Solutions, North America Personal Solutions and North America Commercial Solutions businesses, reflecting rapid revenue growth and the ability to leverage our existing cost base.

Other Expense, Net

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
Consolidated Other Expense, Net	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)				(Dollars in millions)

Consolidated interest expense	$17.6	$13.7	$3.9	28%	$35.3	$27.5	$7.8	28%
Consolidated other income	(3.5)	(2.2)	(1.3)	59%	(3.6)	(3.5)	(0.1)	3%
Consolidated other expense, net	$14.1	$11.5	$2.6	22%	$31.7	$24.0	$7.7	32%
Average cost of debt	4.5%	5.6%			4.4%	5.6%
Total consolidated debt, net, at quarter end	$1,505.6	$968.8	$536.8	55%	$1,505.6	$968.8	$536.8	55%

Interest expense increased for the second quarter and the first six months of 2013, when compared to the same periods in 2012, due primarily to the issuance of $500 million of 3.30% ten-year senior notes in December 2012.  Our consolidated debt balance increased as of June 30, 2013, as a result of the issuance of the 3.30% senior notes and additional borrowings in the form of commercial paper to fund the CSC Credit Services Acquisition.  The decrease in the average cost of debt for the second quarter and first six months of 2013 is due to the issuance of the $500 million senior notes at a low interest rate and additional low rate commercial paper outstanding on average which caused the average cost of debt to decrease as compared to the prior year period.

Other income for the three and six month periods ending June 30, 2013, did not change materially as compared to the prior year periods.

Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
Consolidated Provision for Income Taxes	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)				(Dollars in millions)

Consolidated provision for income taxes	$51.7	$41.0	$10.7	26%	$98.9	$83.5	$15.4	19%
Effective income tax rate	35.9%	34.9%			35.9%	35.8%

Our effective income tax rate was 35.9% for the three months ended June 30, 2013, up from 34.9% for the same period in 2012 due primarily to increased state income taxes and other permanent items.   The effective income tax rate was relatively flat for the six months ended June 30, 2013 as compared to the prior year period.

Net Income

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
Consolidated Net Income	2013	2012	$	%	2013	2012	$	%
	(In millions, except per share amounts)				(In millions, except per share amounts)

Consolidated operating income	$158.1	$129.0	$29.1	23%	$307.1	$257.3	$49.8	19%
Consolidated other expense, net	(14.1)	(11.5)	(2.6)	22%	(31.7)	(24.0)	(7.7)	32%
Consolidated provision for income taxes	(51.7)	(41.0)	(10.7)	26%	(98.9)	(83.5)	(15.4)	19%
Consolidated net income from continuing operations	92.3	76.5	15.8	21%	176.5	149.8	26.7	18%
Discontinued operations, net of tax	-	2.3	(2.3)	-100%	19.0	2.7	16.3	nm
Net income attributable to noncontrolling interests	(1.8)	(2.4)	0.6	-25%	(3.9)	(4.6)	0.7	-16%
Net income attributable to Equifax	$90.5	$76.4	$14.1	19%	$191.6	$147.9	$43.7	30%
Diluted earnings per common share:
Net income from continuing operations attributable to Equifax	$0.73	$0.60	$0.13	22%	$1.40	$1.18	$0.22	18%
Discontinued operations attributable to Equifax	-	0.02	(0.02)	-100%	0.15	0.02	0.13	nm
Net income attributable to Equifax	$0.73	$0.62	$0.11	18%	$1.55	$1.21	$0.34	29%
Weighted-average shares used in computing diluted earnings per share	123.6	122.8			123.4	122.6

Consolidated income from continuing operations increased by $15.8 million and $26.7 million, or 21% and 18%, in the three and six month periods ending June 30, 2013, respectively, due to increased operating income in four of our five operating segments, net of associated income taxes and higher interest expense as a result of our CSC Credit Services Acquisition. Net income attributable to Equifax for the first six months of 2013, as compared to the prior year, also benefitted from increased income from discontinued operations, driven by an $18.4 million gain, after tax, on the sale of our Talent Management Services and Equifax Settlement Services business lines. This gain results primarily from an income tax benefit of $18.1 million, including $14.3 million of current tax benefits. Net income attributable to Equifax for the three months ended June 30, 2013, was negatively impacted compared to the prior year period by the absence of earnings from the discontinued operations which benefited the prior year period.

Segment Financial Results

USCIS

	Three Months Ended June 30,					Six Months Ended June 30,
			Change					Change
U.S. Consumer Information Solutions	2013	2012	$	%		2013	2012	$	%
	(Dollars in millions)					(Dollars in millions)
Operating revenue:
Online Consumer Information Solutions (OCIS)	$184.8	$157.9	$26.9	17%		$360.4	$311.8	$48.6	16%
Mortgage Solutions	32.5	23.6	8.9	38%		62.1	45.9	16.2	35%
Consumer Financial Marketing Services	42.4	36.1	6.3	17%		82.3	70.2	12.1	17%
Total operating revenue	$259.7	$217.6	$42.1	19%		$504.8	$427.9	$76.9	18%
% of consolidated revenue	44%	43%				44%	42%
Total operating income	$104.3	$87.4	$16.9	19%		$196.2	$168.8	$27.4	16%
Operating margin	40.2%	40.2%		0.0	% pts	38.9%	39.4%		-0.5	% pts

U.S. Consumer Information Solutions revenue increased 19% and 18% in the second quarter and first six months of 2013 as compared to the prior year period. The CSC Credit Services Acquisition contributed 14% of the revenue growth in both the second quarter and first six months of 2013. The remaining growth was due primarily to a continued higher level of mortgage activity and other strategic growth initiatives.

OCIS

Revenue for the second quarter and first six months of 2013 increased 17% and 16% when compared to the prior year periods.  This increase was driven primarily by the incremental revenue from the CSC Credit Services Acquisition as compared to the prior year. Excluding the CSC Credit Services Acquisition, revenue increased 4% in the second quarter and 2% in the first six months of 2013 as compared to a year ago. A 2% decline in the second quarter and 6% decline in the first six months of 2013 in credit report transaction volume due to changes in usage in the telecommunications sector and declines in volume from select high volume but lower priced accounts in the financial services market was more than offset by higher average unit revenue due to more favorable mix and specific pricing initiatives.

Mortgage Solutions

Revenue increased 38% and 35% for the three and six month periods ended June 30, 2013, when compared to the prior year period due to the incremental revenue resulting from the CSC Credit Services Acquisition which contributed 21% of the growth in both periods as well as continued favorable market conditions and increased new product sales and market share from existing customers.

Consumer Financial Marketing Services

Revenue increased $6.3 million, or 17%, for the second quarter and $12.1 million, or 17%, for the first six months of 2013, as compared to 2012. Revenue related to the CSC Credit Services Acquisition contributed approximately 12% of the revenue growth in both periods, with the remainder coming from account acquisition and analytical services delivered to members of our key client program.

USCIS Operating Margin

USCIS operating margin was relatively flat in the second quarter and the first six months of 2013 as compared to 2012 as revenue growth was offset by increased depreciation and amortization expense, certain transitional expenses related to the CSC Credit Services Acquisition, and increased investments in growth initiatives. The increased depreciation and amortization expense was primarily a result of the additional $9.0 million and $18.0 million in the second quarter and first six months of 2013, respectively, of acquisition-related amortization expense related to the CSC Credit Services Acquisition.

International

	Three Months Ended June 30,					Six Months Ended June 30,
			Change					Change
International	2013	2012	$	%		2013	2012	$	%
	(Dollars in millions)					(Dollars in millions)
Operating revenue:
Latin America	$48.6	$46.3	$2.3	5%		$95.1	$92.8	$2.3	3%
Europe	47.1	41.3	5.8	14%		91.7	84.4	7.3	9%
Canada Consumer	34.1	31.9	2.2	7%		66.7	63.3	3.4	5%
Total operating revenue	$129.8	$119.5	$10.3	9%		$253.5	$240.5	$13.0	5%
% of consolidated revenue	22%	23%				22%	24%
Total operating income	$37.2	$35.0	$2.2	7%		$71.9	$73.5	$(1.6)	-2%
Operating margin	28.7%	29.2%		-0.5	% pts	28.4%	30.5%		-2.1	% pts

International revenue increased by 9% and 5% in the second quarter and first six months of 2013, respectively, as compared to the same periods in 2012. Local currency revenue increased 12% in the second quarter and 8% in the six month period due to growth across the geographies. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $3.9 million, or 3%, in the second quarter and $6.2 million, or 3%, in the first six months of 2013.

Latin America

Revenue increased in the second quarter and first six months of 2013 as compared to the prior year periods. In local currency, revenue growth was 11% in the second quarter and 7% in the first six months of 2013 driven by growth in Argentina, Ecuador and Uruguay. The growth in the six months ending June 30, 2013 was partially offset by a decline in Chile due to regulatory changes in the allowable uses of credit information, whose impact on year over year comparisons was largely anniversaried by the second quarter. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $2.5 million, or 6%, in the second quarter of 2013 and $4.3 million, or 4%, in the first six months of 2013.

Europe

Revenue increased 14% and 9% in the three and six month periods ended June 30, 2013, respectively, compared to the same periods in 2012. In local currency, revenue growth was 16% in the second quarter 2013 and 10% in the first six months of 2013 driven by increased revenue in the U.K. across most product segments and, in the second quarter of 2013, by good revenue growth in Spain despite continued challenging economic conditions. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $0.8 million, or 2%, in the second quarter and $1.1 million, or 1%, in the first six months of 2013.

Canada Consumer

Local currency revenue increased 9% and 7% in the three and six month periods ended June 30, 2013, respectively, compared to the prior year periods in 2012 primarily due to new customers within marketing and technology services along with growth in analytical services.   Local currency fluctuations against the U.S. dollar negatively impacted revenue by $0.5 million, or 2%, in the second quarter of 2013 and $0.8 million, or 2%, in the first six months of 2013. These currency fluctuations resulted in 7% and 5% reported revenue growth in the second quarter and first six months of 2013, respectively.

International Operating Margin

Operating margin decreased in the second quarter and first six months of 2013 as compared to 2012 primarily due to increased investments in new business and strategic initiatives across most geographies in order to support future revenue growth.

Workforce Solutions

	Three Months Ended June 30,					Six Months Ended June 30,
			Change					Change
Workforce Solutions	2013	2012	$	%		2013	2012	$	%
	(Dollars in millions)					(Dollars in millions)
Operating revenue:
Verfication Services	$76.7	$63.3	$13.4	21%		$145.5	$120.1	$25.4	21%
Employer Services	46.5	46.4	0.1	0%		101.4	98.5	2.9	3%
Total operating revenue	$123.2	$109.7	$13.5	12%		$246.9	$218.6	$28.3	13%
% of consolidated revenue	21%	21%				21%	21%
Total operating income	$38.3	$26.6	$11.7	44%		$75.7	$52.8	$22.9	43%
Operating margin	31.1%	24.2%		6.9	% pts	30.7%	24.2%		6.5	% pts

Verification Services

Revenue increased 21% in the second quarter and first six months of 2013 compared to the prior year periods, due to 25% and 24% growth in mortgage-related verification revenue due to the strong level of mortgage refinancing activity during the second quarter and first six months of 2013, respectively, and 18% growth in both periods in non-mortgage verification revenue as a result of increased revenue related most notably to government, pre-employment and consumer finance customer segments.

Employer Services

Revenue was flat in the second quarter and increased 3% in the first six months of 2013, as compared to the same periods in 2012. Revenue growth due to the renewal of the federal Work Opportunity Tax Credit program at the end of 2012 and growth in our transaction-based complementary services business was partially offset in the six month period and fully offset in the second quarter of 2013 by lower overall claims activity in our unemployment cost management business and the expiration of the HIRE Act tax credit.

Workforce Solutions Operating Margin

Operating margin for the second quarter and first six months of 2013 increased significantly compared to the prior year periods. Margin expansion was primarily driven by strong revenue growth in products with a high degree of fixed costs. The second quarter of 2013 also benefited from lower acquisition-related amortization.

North America Personal Solutions

	Three Months Ended June 30,					Six Months Ended June 30,
			Change					Change
North America Personal Solutions	2013	2012	$	%		2013	2012	$	%
	(Dollars in millions)					(Dollars in millions)

Total operating revenue	$51.5	$46.2	$5.3	12%		$102.6	$91.1	$11.5	13%
% of consolidated revenue	9%	9%				9%	9%
Total operating income	$14.2	$12.4	$1.8	15%		$28.7	$23.7	$5.0	21%
Operating margin	27.6%	26.8%		0.8	% pts	28.0%	26.0%		2.0	% pts

Revenue increased 12% and 13% for the three and six month periods ended June 30, 2013 as compared to the same periods in the prior year primarily due to increased direct to consumer, Equifax-branded U.S.-based subscription service revenue which was up 11% in both the second quarter and first six months of 2013, respectively. The increase was driven by new product sales and higher average revenue per subscriber, reflecting additional features in the Equifax product offering, as well as growth in subscribers.  Strong growth of services in the Canadian market also contributed to growth in the Personal Solutions business. Operating margin increased in both periods as compared to the prior year due to lower monitoring and credit file expenses resulting from the CSC Credit Services Acquisition, partially offset by increased investment in sales and marketing expenses.

North America Commercial Solutions

	Three Months Ended June 30,					Six Months Ended June 30,
			Change					Change
North America Commercial Solutions	2013	2012	$	%		2013	2012	$	%
	(Dollars in millions)					(Dollars in millions)

Total operating revenue	$22.7	$20.3	$2.4	12%		$45.6	$41.1	$4.5	11%
% of consolidated revenue	4%	4%				4%	4%
Total operating income	$3.8	$2.8	$1.0	34%		$8.7	$6.3	$2.4	37%
Operating margin	16.8%	14.0%		2.8	% pts	19.1%	15.4%		3.7	% pts

Revenue increased 12% and 11%, in both U.S. dollars and local currency, for the three and six months ended June 30, 2013 as compared to the same periods in the prior year. Transaction-based revenue serving credit risk needs of our customers, which represents approximately 60% of our revenue, grew 20% in the second quarter of 2013 and 12% in the first six months as compared to the prior year periods. Project-oriented revenue was relatively flat in the second quarter of 2013 and increased 11% in the first six months of 2013 due to one-time project revenue as well as new product offerings. The impact of changes in foreign exchange rates on the Canadian portion of our business was not material. Operating margin increased in the second quarter and first six months of 2013 compared to the prior year due to revenue growth in a business with significant fixed costs.

General Corporate Expense

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
General Corporate Expense	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)				(Dollars in millions)

General corporate expense	$39.7	$35.2	$4.5	13%	$74.1	$67.8	$6.3	9%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, including shared services, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance. General corporate expenses increased for the second quarter and first six months of 2013 compared to the same periods in 2012, primarily due to increased salary and employee benefit costs as well as investments in company infrastructure and growth.

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

Sources and Uses of Cash

Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity. We expect that funds generated from results of operations will be sufficient to finance our anticipated working capital and other cash requirements (such as capital expenditures, interest payments, potential pension funding contributions and dividend payments) for the foreseeable future. If borrowings were needed, we would expect to borrow in the commercial paper or corporate bond markets; or in the event that credit market conditions were to deteriorate, we would rely more heavily on borrowings from the Senior Credit Facility as described below. At June 30, 2013, $688.6 million was available to borrow under our Senior Credit Facility. Our Senior Credit Facility does not include a provision under which lenders could refuse to allow us to borrow under this facility in the event of a material adverse change in our financial condition, as long as we are in compliance with the covenants contained in the credit agreement.

The following table summarizes our cash flows for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2013	2012	2013 vs. 2012
	(Dollars in millions)

Operating activities	$206.8	$197.3	$9.5
Investing activities	$4.9	$(35.6)	$40.5
Financing activities	$(247.4)	$(105.8)	$(141.6)

Operating Activities

Cash provided by operating activities in the six months ended June 30, 2013 increased by $9.5 million over the prior year.  Cash provided from net income, excluding the impact of the 2013 divestitures and adjusting for an increase in amortization expense resulting from the CSC Credit Services Acquisition, increased $33.9 million.  The remaining increase in cash from operations was driven primarily by changes in net working capital and other balance sheet changes.

Fund Transfer Limitations.   The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.  We currently hold $92.1 million of cash in our foreign subsidiaries.

Investing Activities

Capital Expenditures

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2013	2012	2013 vs. 2012
	(In millions)

Capital expenditures	$(36.2)	$(34.5)	$(1.7)

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

Acquisitions, Divestitures and Investments

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2013	2012	2013 vs. 2012
	(In millions)

Cash received from divestiture	$47.5	$2.5	$45.0
Investment in unconsolidated affiliates, net	$(6.4)	$(3.6)	$(2.8)

During the first six months of 2013, we divested of two non-strategic business lines, Equifax Settlement Services which was part of our Mortgage business within the USCIS operating segment and Talent Management Services which was part of our Employer Services business within our Workforce Solutions operating segment, for a total of $47.5 million. $3.5 million of the proceeds of the sale of Talent Management Services was placed into an escrow account and will be released to us 18 months after the transaction date. We also divested of two other small non-strategic operations.

During the first six months of 2013, we invested $5.4 million in our joint venture in Russia to increase our percentage ownership interest as well as $1.0 million in another international entity as compared to the first half of 2012 in which we invested $3.6 million in our joint venture in Russia.

Financing Activities

Borrowings and Credit Facility Availability

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2013	2012	2013 vs. 2012
	(In millions)

Net short-term repayments	$(206.6)	$(31.6)	$(175.0)
Payments on long-term debt	$(15.0)	$(15.1)	$0.1

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

At June 30, 2013, there was $60.0 million of borrowings outstanding under our CP program. At June 30, 2013, a total of $688.6 million was available under our Senior Credit Facility.

At June 30, 2013, 77% of our debt was fixed-rate debt and 23% was effectively variable-rate debt. Our variable-rate debt, consisting of our commercial paper borrowings and five-year senior notes due 2014 (against which we have executed interest rate swaps to convert interest expense from fixed rates to floating rates), generally bears interest based on a specified margin plus a base rate (LIBOR). The interest rates reset periodically, depending on the terms of the respective financing arrangements. At June 30, 2013, the interest rate on our variable-rate debt ranged from 0.33% to 2.08%.

Borrowing and Repayment Activity

Net short-term repayments primarily represent activity under our CP program. We primarily borrow under our CP program, as need and availability allow.

The increase in net short-term repayments primarily reflects the net repayment of a significant portion of the CP notes outstanding as a result of the CSC Credit Services Acquisition at the end of 2012 during the first six months of 2013.

The payments on long-term debt primarily reflect $15 million payments made in the second quarter of both 2013 and 2012 on our 7.34% Notes.

Debt Covenants.   A downgrade in our credit ratings would increase the cost of borrowings under our CP program and credit facilities, and could limit or, in the case of a significant downgrade, preclude our ability to issue CP. Our outstanding indentures and comparable instruments also contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions. In addition, our Senior Credit Facility requires us to maintain a maximum leverage ratio of not more than 3.5. Our leverage ratio was 1.81 at June 30, 2013. None of these covenants are considered restrictive to our operations and, as of June 30, 2013, we were in compliance with all of our debt covenants.

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

Equity Transactions

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2013	2012	2013 vs. 2012
	(In millions)

Treasury stock repurchases	$-	$(51.1)	$51.1
Dividends paid to Equifax shareholders	$(53.2)	$(43.1)	$(10.1)
Dividends paid to noncontrolling interests	$(3.9)	$(1.4)	$(2.5)
Proceeds from exercise of stock options	$24.3	$33.3	$(9.0)
Excess tax benefits from stock-based compensation plans	$7.6	$3.6	$4.0

Sources and uses of cash related to equity during the six months ended June 30, 2013 and 2012 were as follows:

-	We increased our quarterly dividend from $0.18 per share to $0.22 per share as announced in the fourth quarter of 2012. We paid cash dividends to Equifax shareholders of $53.2 million and $43.1 million during the six months ended June 30, 2013 and 2012, respectively.

-	We received cash of $24.3 million and $33.3 million during the first six months of 2013 and 2012, respectively, from the exercise of stock options.

At June 30, 2013, the Company had $227.1 million remaining for stock repurchases under the existing Board authorization.

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

Seasonality

We experience seasonality in certain of our revenue streams. Revenue generated by the online consumer information services component of our USCIS operating segment are typically the lowest during the first quarter, when consumer lending activity is at a seasonal low. Revenue generated from the Employer Services business unit within the Workforce Solutions operating segment is generally higher in the first quarter due primarily to the provision of Form W-2 preparation services which occur in the first quarter each year.  Revenue generated from our financial wealth asset products in Consumer Financial Marketing Services and from data management services in our North America Commercial business are generally higher in the fourth quarter each year due to the significant portion of our annual renewals which occur in the fourth quarter of each year.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2012 Form 10-K. There were no material changes to our market risk exposure during the six months ended June 30, 2013.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our second quarter ended June 30, 2013:

				Maximum Number
				(or Approximate
			Total Number	Dollar Value)
	Total	Average	of Shares Purchased	of Shares that May
	Number	Price	as Part of	Yet Be Purchased
	of Shares	Paid	Publicly-Announced	Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)

April 1 - April 30, 2013	91,693	$-	-	$227,063,511
May 1 - May 31, 2013	3,163	$-	-	$227,063,511
June 1 - June 30, 2013	-	$-	-	$227,063,511
Total	94,856	$-	-	$227,063,511

(1)	The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 91,693 shares for the month of April 2013, 3,163 shares for the month of May 2013, and no shares for the month of June 2013.

(2)	Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).

(3)	At June 30, 2013, the amount authorized for future share repurchases under the share repurchase program was $227.1 million. The program does not have a stated expiration date.

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

Equifax Inc.
(Registrant)

Date: July 25, 2013	By:	/s/ Richard F. Smith
Richard F. Smith
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 25, 2013		/s/ Lee Adrean
Lee Adrean
Corporate Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: July 25, 2013		/s/ Nuala M. King
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

