Form 10-Q
period 2013-09-30
EQUIFAX INC
filed 2013-11-06
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐     No    ☒

On October 11, 2013, there were 121,685,513 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED September 30, 2013

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	September 30,
	2013	2012
(In millions, except per share amounts)	(Unaudited)
Operating revenue	$572.0	$520.0
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	196.8	188.4
Selling, general and administrative expenses	173.4	161.5
Depreciation and amortization	51.8	39.6
Total operating expenses	422.0	389.5
Operating income	150.0	130.5
Interest expense	(17.5)	(13.6)
Other income, net	0.6	1.9
Consolidated income from continuing operations before income taxes	133.1	118.8
Provision for income taxes	(47.0)	(39.7)
Consolidated income from continuing operations	86.1	79.1
Discontinued operations, net of tax	(0.6)	1.0
Consolidated net income	85.5	80.1
Less: Net income attributable to noncontrolling interests	(2.0)	(2.2)
Net income attributable to Equifax	$83.5	$77.9
Amounts attributable to Equifax:
Net income from continuing operations attributable to Equifax	$84.1	$76.9
Discontinued operations, net of tax	(0.6)	1.0
Net income attributable to Equifax	$83.5	$77.9
Basic earnings per common share:
Net income from continuing operations attributable to Equifax	$0.69	$0.64
Discontinued operations attributable to Equifax	-	0.01
Net income attributable to Equifax	$0.69	$0.65
Weighted-average shares used in computing basic earnings per share	121.6	119.7
Diluted earnings per common share:
Net income from continuing operations attributable to Equifax	$0.67	$0.63
Discontinued operations attributable to Equifax	-	0.01
Net income attributable to Equifax	$0.67	$0.64
Weighted-average shares used in computing diluted earnings per share	123.9	122.2
Dividends per common share	$0.22	$0.18

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended
	September 30,
	2013	2012
(In millions, except per share amounts)	(Unaudited)
Operating revenue	$1,725.4	$1,539.2
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	590.1	563.0
Selling, general and administrative expenses	534.4	468.1
Depreciation and amortization	143.8	120.3
Total operating expenses	1,268.3	1,151.4
Operating income	457.1	387.8
Interest expense	(52.8)	(41.1)
Other income, net	4.2	5.4
Consolidated income from continuing operations before income taxes	408.5	352.1
Provision for income taxes	(145.9)	(123.2)
Consolidated income from continuing operations	262.6	228.9
Discontinued operations, net of tax	18.4	3.7
Consolidated net income	281.0	232.6
Less: Net income attributable to noncontrolling interests	(5.9)	(6.8)
Net income attributable to Equifax	$275.1	$225.8
Amounts attributable to Equifax:
Net income from continuing operations attributable to Equifax	$256.7	$222.1
Discontinued operations, net of tax	18.4	3.7
Net income attributable to Equifax	$275.1	$225.8
Basic earnings per common share:
Net income from continuing operations attributable to Equifax	$2.12	$1.85
Discontinued operations attributable to Equifax	0.15	0.03
Net income attributable to Equifax	$2.27	$1.88
Weighted-average shares used in computing basic earnings per share	121.0	120.0
Diluted earnings per common share:
Net income from continuing operations attributable to Equifax	$2.08	$1.81
Discontinued operations attributable to Equifax	0.15	0.03
Net income attributable to Equifax	$2.23	$1.84
Weighted-average shares used in computing diluted earnings per share	123.5	122.4
Dividends per common share	$0.66	$0.54

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,
	2013			2012
	Equifax	Noncontrolling		Equifax	Noncontrolling
	Shareholders	Interests	Total	Shareholders	Interests	Total
	(In millions)
Net income	$83.5	$2.0	$85.5	$77.9	$2.2	$80.1
Other comprehensive income:
Foreign currency translation adjustment, net	6.0	(4.3)	1.7	14.7	0.1	14.8
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans, net	3.1	-	3.1	3.1	-	3.1
Change in cumulative loss from cash flow hedging transactions, net	-	-	-	0.1	-	0.1
Comprehensive income	$92.6	$(2.3)	$90.3	$95.8	$2.3	$98.1

	Nine Months Ended September 30,
	2013			2012
	Equifax	Noncontrolling		Equifax	Noncontrolling
	Shareholders	Interests	Total	Shareholders	Interests	Total
	(In millions)
Net income	$275.1	$5.9	$281.0	$225.8	$6.8	$232.6
Other comprehensive income:
Foreign currency translation adjustment	(17.1)	(2.3)	(19.4)	9.3	(0.2)	9.1
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans	8.4	-	8.4	9.3	-	9.3
Change in cumulative loss from cash flow hedging transactions	-	-	-	0.2	-	0.2
Comprehensive income	$266.4	$3.6	$270.0	$244.6	$6.6	$251.2

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
(In millions, except par values)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$131.9	$146.8
Trade accounts receivable, net of allowance for doubtful accounts of $6.5 and $6.3 at September 30, 2013 and December 31, 2012, respectively	306.2	317.0
Prepaid expenses	35.3	26.2
Other current assets	53.1	39.7
Total current assets	526.5	529.7
Property and equipment:
Capitalized internal-use software and system costs	389.6	369.9
Data processing equipment and furniture	199.7	198.4
Land, buildings and improvements	184.3	177.0
Total property and equipment	773.6	745.3
Less accumulated depreciation and amortization	(487.9)	(461.6)
Total property and equipment, net	285.7	283.7
Goodwill	2,356.0	2,290.4
Indefinite-lived intangible assets	95.6	254.5
Purchased intangible assets, net	966.3	987.7
Other assets, net	160.3	165.1
Total assets	$4,390.4	$4,511.1
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$16.4	$283.3
Accounts payable	19.9	25.1
Accrued expenses	82.6	84.9
Accrued salaries and bonuses	72.8	104.7
Deferred revenue	57.4	57.9
Other current liabilities	83.3	90.6
Total current liabilities	332.4	646.5
Long-term debt	1,427.8	1,447.4
Deferred income tax liabilities, net	211.4	227.7
Long-term pension and other postretirement benefit liabilities	171.4	176.3
Other long-term liabilities	54.0	54.0
Total liabilities	2,197.0	2,551.9
Commitments and Contingencies (see Note 5)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	-	-
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at September 30, 2013 and December 31, 2012; Outstanding shares - 121.5 and 120.4 at September 30, 2013 and December 31, 2012, respectively	236.6	236.6
Paid-in capital	1,166.8	1,139.6
Retained earnings	3,259.4	3,064.6
Accumulated other comprehensive loss	(370.7)	(362.0)
Treasury stock, at cost, 67.2 shares and 68.3 shares at September 30, 2013 and December 31, 2012, respectively	(2,112.2)	(2,139.7)
Stock held by employee benefits trusts, at cost, 0.6 shares at both September 30, 2013 and December 31, 2012	(5.9)	(5.9)
Total Equifax shareholders' equity	2,174.0	1,933.2
Noncontrolling interests	19.4	26.0
Total equity	2,193.4	1,959.2
Total liabilities and equity	$4,390.4	$4,511.1

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2013	2012
(In millions)	(Unaudited)
Operating activities:
Consolidated net income	$281.0	$232.6
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Gain on divestiture	(19.0)	-
Depreciation and amortization	144.6	122.8
Stock-based compensation expense	23.1	20.0
Excess tax benefits from stock-based compensation plans	(11.1)	(3.9)
Deferred income taxes	(6.9)	(3.8)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(1.4)	(9.5)
Prepaid expenses and other current assets	(6.8)	(4.0)
Other assets	4.5	(2.4)
Current liabilities, excluding debt	(42.1)	(5.7)
Other long-term liabilities, excluding debt	8.5	2.2
Cash provided by operating activities	374.4	348.3
Investing activities:
Capital expenditures	(61.5)	(49.3)
Acquisitions, net of cash acquired	(27.5)	(7.3)
Cash received from divestitures	47.5	2.5
Investment in unconsolidated affiliates, net	(6.4)	(3.7)
Cash used in investing activities	(47.9)	(57.8)
Financing activities:
Net short-term repayments	(266.5)	(28.1)
Payments on long-term debt	(15.0)	(15.1)
Treasury stock purchases	(11.9)	(85.1)
Dividends paid to Equifax shareholders	(79.9)	(64.5)
Dividends paid to noncontrolling interests	(9.8)	(1.9)
Proceeds from exercise of stock options	38.9	40.9
Excess tax benefits from stock-based compensation plans	11.1	3.9
Other	(0.8)	-
Cash used in financing activities	(333.9)	(149.9)
Effect of foreign currency exchange rates on cash and cash equivalents	(7.5)	(1.2)
Increase (decrease) in cash and cash equivalents	(14.9)	139.4
Cash and cash equivalents, beginning of period	146.8	127.7
Cash and cash equivalents, end of period	$131.9	$267.1

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND OTHER COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2013

(Unaudited)

	Equifax Shareholders
							Stock
					Accumulated		Held By
	Common Stock				Other		Employee
	Shares		Paid-In	Retained	Comprehensive	Treasury	Benefits	Noncontrolling	Total
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Trusts	Interests	Equity
	(In millions, except per share amounts)
Balance, December 31, 2012	120.4	$236.6	$1,139.6	$3,064.6	$(362.0)	$(2,139.7)	$(5.9)	$26.0	$1,959.2
Net income	-	-	-	275.1	-	-	-	5.9	281.0
Other comprehensive income	-	-	-	-	(8.7)	-	-	(2.3)	(11.0)
Shares issued under stock and benefit plans, net of minimum tax withholdings	1.3	-	(7.4)	-	-	39.4	-	-	32.0
Treasury stock purchased under share repurchase program ($59.74 per share)*	(0.2)	-	-	-	-	(11.9)	-	-	(11.9)
Cash dividends ($0.66 per share)	-	-	-	(80.3)	-	-	-		(80.3)
Dividends paid to employee benefits trusts	-	-	0.4	-	-	-	-	-	0.4
Stock-based compensation expense	-	-	23.1	-	-	-	-	-	23.1
Tax effects of stock-based compensation plans	-	-	11.2	-	-	-	-	-	11.2
Dividends paid to noncontrolling interests	-	-	-	-	-	-	-	(9.8)	(9.8)
Other	-	-	(0.1)	-	-	-	-	(0.4)	(0.5)
Balance, September 30, 2013	121.5	$236.6	$1,166.8	$3,259.4	$(370.7)	$(2,112.2)	$(5.9)	$19.4	$2,193.4

*	At September 30, 2013, $215.1 million was authorized for future purchases of common stock under our share repurchase authorization.

Accumulated Other Comprehensive Loss consists of the following components:

	September 30,	December 31,
	2013	2012
	(In millions)
Foreign currency translation	$(100.7)	$(83.6)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $155.0 and $159.3 at September 30, 2013 and December 31, 2012, respectively	(268.0)	(276.4)
Cash flow hedging transactions, net of accumulated tax of $1.2 at September 30, 2013 and $1.3 at December 31, 2012	(2.0)	(2.0)
Accumulated other comprehensive loss	$(370.7)	$(362.0)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2013

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations.   We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain human resources, employment tax and payroll-related business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of September 30, 2013, we operated in the following countries: Argentina, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We also maintain support operations in the Republic of Ireland. We have an investment in a consumer and commercial credit information company in Brazil and offer credit services in Russia and India through joint ventures.

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

Earnings Per Share.   Our basic earnings per share, or EPS, is calculated as net income attributable to Equifax divided by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. The net income amounts used in both our basic and diluted EPS calculations are the same. A reconciliation of the weighted-average outstanding shares used in the two calculations is as follows:

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Weighted-average shares outstanding (basic)	121.6	119.7	121.0	120.0
Effect of dilutive securities:
Stock options and restricted stock units	2.3	2.5	2.5	2.4
Weighted-average shares outstanding (diluted)	123.9	122.2	123.5	122.4

For the three and nine months ended September 30, 2013 and 2012, the stock options that were anti-dilutive were not material.

Financial Instruments.   Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable and short- and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for publicly traded instruments, and for non-publicly traded instruments through valuation techniques depending on the specific characteristics of the debt instrument. As of September 30, 2013 and December 31, 2012, the fair value of our long-term debt, based on observable inputs was $1.5 billion and $1.6 billion, respectively compared to its carrying value of $1.4 billion and $1.5 billion, respectively.

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

Fair Value Hedges.   In conjunction with our November 2009 sale of five-year Senior Notes, we entered into five-year interest rate swaps, designated as fair value hedges, which convert the debt’s fixed interest rate to a variable rate. These swaps involve the receipt of fixed rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed-rate Senior Notes they hedge due to changes in the designated benchmark interest rate and are recorded in interest expense. The fair value of these interest rate swaps was an asset of $7.4 million and $12.2 million at September 30, 2013 and December 31, 2012, respectively, and was recorded in other long-term assets on our Consolidated Balance Sheets.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table presents items measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value of Assets (Liabilities) at September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Fair Value Interest Rate Swaps(1)	$7.4	$-	$7.4	$-
Notes, due 2014(1)	(282.4)	-	(282.4)	-
Deferred Compensation Plan(2)	(20.4)	-	(20.4)	-
Total	$(295.4)	$-	$(295.4)	$-

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

Variable Interest Entities.  We hold interests in certain entities, including credit data and information solutions ventures, that are considered variable interest entities, or VIEs. These variable interests relate to ownership interests that require financial support for these entities. Our investments related to these VIEs totaled $24.3 million at September 30, 2013, representing our maximum exposure to loss. We are not the primary beneficiary and are not required to consolidate any of these VIEs.

Other Assets.  Other assets on our Consolidated Balance Sheets primarily represents our investment in unconsolidated affiliates, interest rate swaps, assets related to life insurance policies covering certain officers of the Company, and employee benefit trust assets. Our investment in Boa Vista Servicos (“BVS”), which represents a 15% equity interest in BVS, was valued at 130 million Brazilian Reais ($57.7 million and $63.6 million at September 30, 2013 and December 31, 2012, respectively) and is accounted for using the cost method. The estimated fair value of the investment approximates carrying value at September 30, 2013.

Recent Accounting Pronouncements.    Testing Indefinite-Lived Intangible Assets for Impairment. In July 2012, the FASB issued Accounting Standards Update No. 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” which allows a company the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under that option, a company would no longer be required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on that qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. This guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption was permitted. We implemented the new standard in our 2013 annual impairment testing.  This guidance did not have a material effect on our financial condition or results of operations.

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

2. DISCONTINUED OPERATIONS

During the first quarter of 2013, we divested of two non-strategic business lines, Equifax Settlement Services, which was part of our Mortgage business within the USCIS operating segment, and Talent Management Services, which was part of our Employer Services business within our Workforce Solutions operating segment, for a total of $47.5 million. $3.5 million of the proceeds of the sale of Talent Management Services was placed in escrow and is due 18 months after the transaction date. The historical results of these operations are classified as discontinued operations in the Consolidated Statements of Income. Revenue for these business lines for the three and nine months ended September 30, 2013, was $0 and $9.3 million, respectively, and $23.9 million and $63.3 million for the three and nine months ended September 30, 2012, respectively. Pretax income was immaterial for the three and nine months ended September 30, 2013, respectively, and $1.6 million and $6.1 million for the three and nine months ended September 30, 2012, respectively. We recorded a gain on the disposals in the first quarter of 2013 of $18.4 million, including an income tax benefit of $18.1 million, of which $14.3 million was current tax benefits. The tax benefit is primarily a result of our tax basis in Talent Management Services. The gain was classified as discontinued operations in the Consolidated Statements of Income.

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

Our annual goodwill impairment testing was completed during the third quarter of 2013.  The fair value estimates for our reporting units were determined using a combination of the income and market approaches in accordance with our methodology as discussed in the “Application of Critical Accounting Policies” section in this Form 10-Q.  The estimated fair value for all reporting units exceeded the carrying value of those units as of September 30, 2013.  As a result, no goodwill impairment was recorded.  Changes in the amount of goodwill for the nine months ended September 30, 2013, are as follows:

	U.S. Consumer			North America	North America
	Information		Workforce	Personal	Commercial
	Solutions	International	Solutions	Solutions	Solutions	Total
	(In millions)
Balance, December 31, 2012	$947.7	$369.3	$934.0	$1.8	$37.6	$2,290.4
Acquisitions	-	-	-	14.5	-	14.5
Adjustments to initial purchase price allocation	87.5	-	-	-	-	87.5
Foreign currency translation	-	(5.8)	-	-	(0.2)	(6.0)
Tax benefits of stock options exercised	-	-	(0.2)	-	-	(0.2)
Businesses sold	(2.7)	(1.4)	(26.1)	-	-	(30.2)
Balance, September 30, 2013	$1,032.5	$362.1	$907.7	$16.3	$37.4	$2,356.0

3. GOODWILL AND INTANGIBLE ASSETS (Continued)

Indefinite-Lived Intangible Assets.   Indefinite-lived intangible assets consist of acquired operating agreements in specific territories representing the estimated acquisition date fair value of certain territory specific rights acquired through the purchase of independent credit reporting agencies in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30.  Our 2013 annual impairment test completed during the third quarter of 2013 resulted in no impairment of indefinite-lived intangible assets.

Purchased Intangible Assets.   Purchased intangible assets represent the estimated acquisition date fair value of acquired intangible assets used in our business. Purchased data files represent the estimated acquisition date fair value of consumer credit files acquired primarily through the purchase of independent credit reporting agencies in the U.S. and Canada. We expense the cost of modifying and updating credit files in the period such costs are incurred. Our reacquired rights represent the value of rights which we had granted to Computer Sciences Corporation that were reacquired in connection with the acquisition of CSC Credit Services in the fourth quarter of 2012 which are being amortized over the remaining term of the affiliation agreement on a straight-line basis from December 28, 2012 to August 1, 2018. We amortize all of our purchased intangible assets on a straight-line basis. For additional information about the useful lives related to our purchased intangible assets, see Note 1 of the Notes to Consolidated Financial Statements in our 2012 Form 10-K.

Purchased intangible assets at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013			December 31, 2012
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Definite-lived intangible assets:	(In millions)
Purchased data files	$704.7	$(178.6)	$526.1	$795.6	$(229.2)	$566.4
Acquired software and technology	36.1	(18.7)	17.4	34.4	(13.5)	20.9
Customer relationships	493.5	(165.1)	328.4	522.1	(164.5)	357.6
Reacquired rights	73.3	(9.7)	63.6	-	-	-
Proprietary database	7.4	(4.9)	2.5	125.0	(115.9)	9.1
Non-compete agreements	20.6	(8.6)	12.0	19.4	(5.5)	13.9
Trade names and other intangible assets	40.0	(23.7)	16.3	41.5	(21.7)	19.8
Total definite-lived intangible assets	$1,375.6	$(409.3)	$966.3	$1,538.0	$(550.3)	$987.7

Amortization expense from continuing operations related to purchased intangible assets was $33.9 million and $21.5 million during the three months ended September 30, 2013 and 2012, respectively. Amortization expense from continuing operations related to purchased intangible assets was $90.4 million and $64.8 million during the nine months ended September 30, 2013 and 2012, respectively.

During the third quarter of 2013, we recorded adjustments to the purchased intangible assets and related accumulated amortization previously recorded in connection with our December 28, 2012 acquisition of certain credit services business assets and operations of Computer Sciences Corporation.  This correction resulted in the establishment of $73.3 million of reacquired rights which will be amortized over 5.6 years, an increase in goodwill of $85.5 million and a reduction of our indefinite-lived intangible assets of $158.8 million.  To reflect this change, we recorded $9.7 million of amortization expense in the third quarter of 2013, $6.5 million of which related to the first and second quarters of 2013.

4. DEBT

Debt outstanding at September 30, 2013 and December 31, 2012 was as follows:

	September 30,	December 31,
	2013	2012
	(In millions)
Commercial paper	$-	$265.0
Notes, 7.34%, due in installments through May 2014	15.0	30.0
Notes, 4.45%, due December 2014	275.0	275.0
Notes, 6.30%, due July 2017	272.5	272.5
Notes, 3.30%, due Dec 2022	500.0	500.0
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 7.00%, due July 2037	250.0	250.0
Capitalized lease obligation	-	2.2
Other	1.3	0.7
Total debt	1,438.8	1,720.4
Less short-term debt and current maturities	(16.4)	(283.3)
Less unamortized discounts	(2.2)	(2.3)
Plus fair value adjustments	7.6	12.6
Total long-term debt, net	$1,427.8	$1,447.4

Senior Credit Facility.   We are party to a $750.0 million unsecured revolving credit facility, which we refer to as the Senior Credit Facility, with a group of financial institutions. The Senior Credit Facility also has an accordion feature that allows us to request an increase in the total commitment to $1.0 billion. Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Senior Credit Facility is scheduled to expire in December 2017. Availability of the Senior Credit Facility for borrowings is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding principal amount of our commercial paper notes. As of September 30, 2013, there were no outstanding borrowings under this facility and $748.6 million was available for borrowing.

Commercial Paper Program.   Our $750.0 million commercial paper program has been established through the private placement of commercial paper notes from time-to-time. Maturities of commercial paper can range from overnight to 397 days. The commercial paper program is supported by our Senior Credit Facility and, pursuant to our existing Board of Directors authorization, the total amount of commercial paper which may be issued is reduced by the amount of any outstanding borrowings under our Senior Credit Facility. At September 30, 2013, there were no commercial paper notes outstanding.

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

Guarantees and General Indemnifications.   We may issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit was not material at September 30, 2013, and all have a remaining maturity of one year or less. The maximum potential future payments we could be required to make under the guarantees is not material at September 30, 2013.

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

We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to indemnifications on our Consolidated Balance Sheets at September 30, 2013 or December 31, 2012.

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

6. INCOME TAXES

We are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years ending prior to December 31, 2007, with few exceptions. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit balance may change within the next twelve months by a range of $0 to $6.2 million.

Effective Tax Rate.     Our effective income tax rate was 35.3% for the three months ended September 30, 2013, up from 33.5% for the same period in 2012 due primarily to higher foreign income taxes. The effective income tax rate was 35.7% for the nine months ended September 30, 2013, up from 35.0% for the same period in 2012 with the increase primarily due to increases in foreign and state income taxes.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component, after tax, for the nine months ended September 30, 2013, are as follows:

		Pension and other	Cash flow
	Foreign	postretirement	hedging
	currency	benefit plans	transactions	Total
	(In millions)
Balance, December 31, 2012	$(83.6)	$(276.4)	$(2.0)	$(362.0)
Other comprehensive income before reclassifications	(17.1)	(2.6)	-	(19.7)
Amounts reclassified from accumulated other comprehensive income	-	11.0	-	11.0
Net current-period other comprehensive income	(17.1)	8.4	-	(8.7)
Balance, September 30, 2013	$(100.7)	$(268.0)	$(2.0)	$(370.7)

Reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2013, are as follows:

	Amount reclassified	Affected line item in
Details about accumulated other	from accumulated other	the statement where
comprehensive income components	comprehensive income (1)	net income is presented
(in millions)
Amortization of pension and other postretirement plan items:
Prior service cost	$(0.6)	(2)
Recognized actuarial loss	(17.1)	(2)
	(17.7)	Total before tax
	6.7	Tax benefit
	$(11.0)	Net of tax

(1)        Amounts in parentheses indicate expense recognized in the Consolidated Statements of Income.

(2)        These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 8 Benefit Plans for additional details).

Changes in accumulated other comprehensive income related to noncontrolling interests were not material as of September 30, 2013.

8. BENEFIT PLANS

We sponsor defined benefit pension plans and defined contribution plans. For additional information about our benefit plans, see Note 11 of the Notes to Consolidated Financial Statements in our 2012 Form 10-K.

The following table provides the components of net periodic benefit cost, included in selling, general and administrative expenses in the Consolidated Statements of Income, for the three and nine months ended September 30, 2013 and 2012:

	Pension Benefits		Other Benefits
	Three Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Service cost	$1.3	$1.6	$0.1	$0.1
Interest cost	7.2	8.3	0.3	0.3
Expected return on plan assets	(9.8)	(11.6)	(0.4)	(0.4)
Amortization of prior service cost	0.3	0.2	(0.1)	(0.1)
Recognized actuarial loss	4.4	4.0	0.3	0.3
Total net periodic benefit cost	$3.4	$2.5	$0.2	$0.2

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Service cost	$3.9	$4.8	$0.4	$0.3
Interest cost	21.6	24.9	1.0	0.9
Expected return on plan assets	(29.4)	(34.8)	(1.2)	(1.2)
Amortization of prior service cost	0.9	0.6	(0.3)	(0.3)
Recognized actuarial loss	13.2	12.0	3.9	0.9
Total net periodic benefit cost	$10.2	$7.5	$3.8	$0.6

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

9. SEGMENT INFORMATION (Continued)

Operating revenue and operating income by operating segment during the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
Operating revenue:	2013	2012	2013	2012
U.S. Consumer Information Solutions	$253.1	$219.8	$757.9	$647.7
International	128.5	121.1	382.0	361.6
Workforce Solutions	115.0	111.8	361.9	330.4
North America Personal Solutions	52.3	46.1	154.9	137.2
North America Commercial Solutions	23.1	21.2	68.7	62.3
Total operating revenue	$572.0	$520.0	$1,725.4	$1,539.2

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
Operating income:	2013	2012	2013	2012
U.S. Consumer Information Solutions	$95.8	$88.1	$292.0	$256.9
International	38.6	33.1	110.5	106.6
Workforce Solutions	34.5	28.4	110.2	81.3
North America Personal Solutions	13.7	13.1	42.4	36.8
North America Commercial Solutions	4.0	4.0	12.7	10.3
General Corporate Expense	(36.6)	(36.2)	(110.7)	(104.1)
Total operating income	$150.0	$130.5	$457.1	$387.8

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

Key Performance Indicators.   Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include operating revenue, change in operating revenue, operating income, operating margin, net income attributable to Equifax, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Key Performance Indicators
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars in millions, except per share data)
Operating revenue	$572.0	$520.0	$1,725.4	$1,539.2
Operating revenue change	10%	10%	12%	10%
Operating income	$150.0	$130.5	$457.1	$387.8
Operating margin	26.2%	25.1%	26.5%	25.2%
Net income from continuing operations attributable to Equifax	$84.1	$76.9	$256.7	$222.1
Net income attributable to Equifax	$83.5	$77.9	$275.1	$225.8
Diluted earnings per share from continuing operations attributable to Equifax	$0.67	$0.63	$2.08	$1.81
Diluted earnings per share attributable to Equifax	$0.67	$0.64	$2.23	$1.84
Cash provided by operating activities	$167.6	$151.0	$374.4	$348.3
Capital expenditures	$25.3	$14.8	$61.5	$49.3

Business Environment and Company Outlook

Demand for our services tends to be correlated to general levels of economic activity, to consumer credit activity, to a lesser extent small commercial credit and marketing activity, and to our own initiatives to expand our products and markets served. During the first nine months of 2013, in the United States, we experienced modest growth in overall economic activity and in general consumer credit, strong year-over-year growth in consumer mortgage activity, and continuing benefits from our internal product and market initiatives. As expected, total company mortgage related revenues slowed dramatically in the third quarter, a trend we expect will continue into 2014. As a result, our Mortgage Solutions business unit’s rate of year-over-year revenue growth slowed in the third quarter compared to the first half of 2013 and the mortgage-related components of revenue included in USCIS’ Online Consumer Information Solutions and Workforce Solutions’ Verification Services each declined modestly in absolute terms compared to a year ago.  While we continue to expect modest growth in overall economic activity and general consumer credit to continue through the current year, mortgage market origination activity is expected to continue declining due to rising interest rates. This environment is consistent with the outlook we expected as we entered the year. Internationally, the environment continues to be challenging as various countries address their particular political, fiscal and economic issues. Offsetting these challenges, we continue to expect that our ongoing investments in new product innovation, business execution, enterprise growth initiatives, technology infrastructure, and continuous process improvement will enable us, in a modestly growing economy, to deliver long-term average organic revenue growth ranging between 6% and 8% with additional growth of 1% to 2% derived from strategic acquisitions. We also expect to grow earnings per share at a somewhat faster rate than revenue as a result of both operating and financial leverage. We now expect total revenue growth, including the impact of our acquisition of CSC Credit Services, in 2013 to be around the midpoint of our original guidance of 10% to 12%.

RESULTS OF OPERATIONS—THREE AND NINE MONTHS SEPTEMBER 30, 2013 AND 2012

Consolidated Financial Results

Operating Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
Consolidated Operating Revenue	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)				(Dollars in millions)

U.S. Consumer Information Solutions	$253.1	$219.8	$33.3	15%	$757.9	$647.7	$110.2	17%
International	128.5	121.1	7.4	6%	382.0	361.6	20.4	6%
Workforce Solutions	115.0	111.8	3.2	3%	361.9	330.4	31.5	10%
North America Personal Solutions	52.3	46.1	6.2	14%	154.9	137.2	17.7	13%
North America Commercial Solutions	23.1	21.2	1.9	9%	68.7	62.3	6.4	10%
Consolidated operating revenue	$572.0	$520.0	$52.0	10%	$1,725.4	$1,539.2	$186.2	12%

Revenue increased by 10% and 12% in the third quarter and first nine months of 2013, respectively, compared to the same periods in 2012. The growth was driven by the acquisition of CSC Credit Services in the fourth quarter of 2012 (“CSC Credit Services Acquisition”) and the impact of strategic growth initiatives across our businesses. The nine month period also benefitted from the impact of increased mortgage refinancing activity in the U.S., which, as expected, has begun to decline in the second half of 2013 as compared to the prior year. This expected decline reduced reported growth rates in our USCIS and Workforce Solutions business units for the third quarter of 2013 as compared to the first half of 2013.  The effect of foreign exchange rates reduced revenue by $6.6 million in the third quarter and $13.0 million during the first nine months of 2013 compared to the year-ago period.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
Consolidated Operating Expenses	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)				(Dollars in millions)

Consolidated cost of services	$196.8	$188.4	$8.4	4%	$590.1	$563.0	$27.1	5%
Consolidated selling, general and administrative expenses	173.4	161.5	11.9	7%	534.4	468.1	66.3	14%
Consolidated depreciation and amortization expense	51.8	39.6	12.2	31%	143.8	120.3	23.5	20%
Consolidated operating expenses	$422.0	$389.5	$32.5	8%	$1,268.3	$1,151.4	$116.9	10%

The increase in cost of services, when compared to the third quarter and first nine months of 2012, was due primarily to increased salary and benefit costs of $7.8 million and $18.8 million in the third quarter and first nine months of 2013 as well as smaller increases across other categories. The CSC Credit Services Acquisition did not have a material impact on cost of services as this business had already been processed on our systems under our previous affiliate arrangement. The effect of changes in foreign exchange rates reduced cost of services by $1.7 million and $3.0 million in the three and nine months ended September 30, 2013, respectively.

Selling, general and administrative expense increased $11.9 million in the third quarter and $66.3 million in the first nine months of 2013 compared to the year ago periods. The increase in the third quarter and first nine months of 2013 was due primarily to increased salary, employee benefit, advertising, litigation, and regulatory compliance expenses of $13.0 million and $44.2 million, respectively, as well as smaller increases in expense in various categories as we continue to support our business growth.  These expenses were partially offset by declines in incentive costs.  Both periods were also impacted by the CSC Credit Services Acquisition which contributed approximately $3 million and $17 million of incremental selling, general and administrative expense in the third quarter and first nine months of 2013, respectively, some of which are transitional expenses as we integrate the business. The impact of changes in foreign currency exchange rates decreased our selling, general and administrative expenses by $1.5 million and $2.7 million in the three and nine months ended September 30, 2013, respectively.

Depreciation and amortization expense for the third quarter and first nine months of 2013 increased $12.2 million and $23.5 million, respectively, as compared to the same periods in 2012, driven by $18.8 million in the third quarter and $36.8 million in the first nine months of 2013 resulting from the CSC Credit Services Acquisition primarily related to amortization of purchased intangibles.  The CSC Credit Services Acquisition amortization is partially offset by certain purchased intangible assets related to the TALX acquisition in 2007 that became fully amortized during the second quarter of 2013.

Operating Income and Operating Margin

	Three Months Ended September 30,					Nine Months Ended September 30,
			Change					Change
Consolidated Operating Income	2013	2012	$	%		2013	2012	$	%
	(Dollars in millions)					(Dollars in millions)

Consolidated operating revenue	$572.0	$520.0	$52.0	10%		$1,725.4	$1,539.2	$186.2	12%
Consolidated operating expenses	(422.0)	(389.5)	(32.5)	8%		(1,268.3)	(1,151.4)	(116.9)	10%
Consolidated operating income	$150.0	$130.5	$19.5	15%		$457.1	$387.8	$69.3	18%
Consolidated operating margin	26.2%	25.1%		1.1	% pts	26.5%	25.2%		1.3	% pts

In the third quarter of 2013, operating income from continuing operations increased faster than revenue due to margin improvements in our International and Workforce Solutions businesses, reflecting rapid revenue growth and the ability to leverage our existing cost base. The first nine months of 2013 also benefitted from margin expansion in North America Personal Solutions and North America Commercial Solutions.

Other Expense, Net

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
Consolidated Other Expense, Net	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)				(Dollars in millions)

Consolidated interest expense	$17.5	$13.6	$3.9	29%	$52.8	$41.1	$11.7	28%
Consolidated other income	(0.6)	(1.9)	1.3	-72%	(4.2)	(5.4)	1.2	-23%
Consolidated other expense, net	$16.9	$11.7	$5.2	46%	$48.6	$35.7	$12.9	36%
Average cost of debt	4.8%	5.6%			4.5%	5.6%
Total consolidated debt, net, at quarter end	$1,444.2	$968.3	$475.9	49%	$1,444.2	$968.3	$475.9	49%

Interest expense increased for the third quarter and the first nine months of 2013, when compared to the same periods in 2012, due primarily to the issuance of $500 million of 3.30% ten-year senior notes in December 2012.  Our consolidated debt balance increased as of September 30, 2013, as compared to the prior year, as a result of the issuance of the 3.30% senior notes and additional borrowings in the form of commercial paper to fund the CSC Credit Services Acquisition.  The decrease in the average cost of debt for the third quarter and first nine months of 2013 is due to the issuance of the $500 million senior notes at a low interest rate and additional low rate commercial paper outstanding on average which caused the average cost of debt to decrease as compared to the prior year period.

Other income for the three and nine month periods ending September 30, 2013, did not change materially as compared to the prior year periods.

Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
Consolidated Provision for Income Taxes	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)				(Dollars in millions)

Consolidated provision for income taxes	$47.0	$39.7	$7.3	18%	$145.9	$123.2	$22.7	18%
Effective income tax rate	35.3%	33.5%			35.7%	35.0%

Our effective income tax rate was 35.3% for the three months ended September 30, 2013, up from 33.5% for the same period in 2012 due primarily to higher foreign income taxes. The effective income tax rate was 35.7% for the nine months ended September 30, 2013, up from 35.0% for the same period in 2012 with the increase primarily due to increases in foreign and state income taxes.

Net Income

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
Consolidated Net Income	2013	2012	$	%	2013	2012	$	%
	(In millions, except per share amounts)				(In millions, except per share amounts)

Consolidated operating income	$150.0	$130.5	$19.5	15%	$457.1	$387.8	$69.3	18%
Consolidated other expense, net	(16.9)	(11.7)	(5.2)	46%	(48.6)	(35.7)	(12.9)	36%
Consolidated provision for income taxes	(47.0)	(39.7)	(7.3)	18%	(145.9)	(123.2)	(22.7)	18%
Consolidated net income from continuing operations	86.1	79.1	7.0	9%	262.6	228.9	33.7	15%
Discontinued operations, net of tax	(0.6)	1.0	(1.6)	-165%	18.4	3.7	14.7	398%
Net income attributable to noncontrolling interests	(2.0)	(2.2)	0.2	-7%	(5.9)	(6.8)	0.9	-13%
Net income attributable to Equifax	$83.5	$77.9	$5.6	7%	$275.1	$225.8	$49.3	22%
Diluted earnings per common share:
Net income from continuing operations attributable to Equifax	$0.67	$0.63	$0.04	8%	$2.08	$1.81	$0.27	15%
Discontinued operations attributable to Equifax	-	0.01	(0.01)	-100%	0.15	0.03	0.12	397%
Net income attributable to Equifax	$0.67	$0.64	$0.03	5%	$2.23	$1.84	$0.39	21%
Weighted-average shares used in computing diluted earnings per share	123.9	122.2			123.5	122.4

Consolidated income from continuing operations increased by $7.0 million, or 9%, and $33.7 million, or 15%, in the three and nine month periods ending September 30, 2013, respectively, due to increased operating income in a majority of our operating segments, net of associated income taxes and higher interest expense as a result of our CSC Credit Services Acquisition. Net income attributable to Equifax for the first nine months of 2013, as compared to the prior year, also benefitted from increased income from discontinued operations, driven by an $18.4 million gain, after tax, on the sale of our Talent Management Services and Equifax Settlement Services business lines. This gain was primarily the result of an income tax benefit of $18.1 million, including $14.3 million of current tax benefits. Net income attributable to Equifax for the three months ended September 30, 2013, was negatively impacted compared to the prior year period by the absence of earnings from the discontinued operations which benefitted the prior year period.

Segment Financial Results

USCIS

	Three Months Ended September 30,					Nine Months Ended September 30,
			Change					Change
U.S. Consumer Information Solutions	2013	2012	$	%		2013	2012	$	%
	(Dollars in millions)					(Dollars in millions)
Operating revenue:
Online Consumer Information Solutions (OCIS)	$183.8	$161.9	$21.9	14%		$544.2	$473.7	$70.5	15%
Mortgage Solutions	28.4	24.6	3.8	15%		90.5	70.5	20.0	28%
Consumer Financial Marketing Services	40.9	33.3	7.6	23%		123.2	103.5	19.7	19%
Total operating revenue	$253.1	$219.8	$33.3	15%		$757.9	$647.7	$110.2	17%
% of consolidated revenue	44%	42%				44%	42%
Total operating income	$95.8	$88.1	$7.7	9%		$292.0	$256.9	$35.1	14%
Operating margin	37.9%	40.1%		-2.2	% pts	38.5%	39.7%		-1.2	% pts

U.S. Consumer Information Solutions revenue increased 15% and 17% in the third quarter and first nine months of 2013 as compared to the prior year periods. The CSC Credit Services Acquisition contributed 14% of the revenue growth in both the third quarter and the first nine months of 2013.  The remaining growth in the third quarter resulted from solid mid-single digit percentage growth from core non-mortgage products and from strategic product, penetration and pricing initiatives in the mortgage market more than offsetting a decline in mortgage market activity.  The remaining growth in the nine month period was due to strategic growth initiatives as well as the higher level of mortgage market volumes in the first half of 2013 as compared to the prior year.

OCIS

Revenue for the third quarter and first nine months of 2013 increased 14% and 15% when compared to the prior year periods.  This increase was driven primarily by the incremental revenue from the CSC Credit Services Acquisition as compared to the prior year. Excluding the CSC Credit Services Acquisition, revenue was flat in the third quarter and increased 1% in the first nine months of 2013 as compared to a year ago. A 3% decline the third quarter of 2013 in credit report transaction volume compared to the prior year due to a decline in mortgage-related credit report volume and lower volume from select high volume but lower priced accounts in the financial services market was offset by higher average unit revenue due to pricing initiatives.  A 5% decline in the first nine months of 2013 compared to prior year due to changes in usage in the telecommunications sector and declines in volume from select high volume but lower priced accounts in the financial services market was offset by higher average unit revenue due to more favorable mix and specific pricing initiatives.

Mortgage Solutions

Revenue increased 15% and 28% for the three and nine month periods ended September 30, 2013, when compared to the prior year period due to the incremental revenue resulting from the CSC Credit Services Acquisition which contributed all of the growth in the third quarter and 19% of the growth in the first nine months of 2013. The first half of 2013 also benefitted from continued favorable market conditions and increased new product sales and market share from existing customers.

Consumer Financial Marketing Services

Revenue increased $7.6 million, or 23%, for the third quarter and $19.7 million, or 19%, for the first nine months of 2013, as compared to 2012. Revenue related to the CSC Credit Services Acquisition contributed approximately 12% of the revenue growth in the third quarter of 2013 and 11% of the growth in the first nine months of 2013, with the remainder coming from account acquisition and analytical services delivered to members of our key client program.

USCIS Operating Margin

USCIS operating margin decreased to 37.9% in the third quarter and decreased to 38.5% in the first nine months of 2013 as compared to 2012. Margin expansion from revenue growth was more than offset in the third quarter and first nine months of 2013 by increased depreciation and amortization expense, principally related to the CSC Credit Services Acquisition, and including a year-to-date adjustment recorded in the third quarter of 2013.  The first nine months of 2013 was also impacted by certain transitional expenses related to the CSC Credit Services Acquisition and increased investments in growth initiatives. The increased depreciation and amortization expense was primarily a result of the additional $18.8 million and $36.8 million in the third quarter and first nine months of 2013, respectively, of acquisition-related amortization expense related to the CSC Credit Services Acquisition.

International

	Three Months Ended September 30,					Nine Months Ended September 30,
			Change					Change
International	2013	2012	$	%		2013	2012	$	%
	(Dollars in millions)					(Dollars in millions)
Operating revenue:
Latin America	$49.0	$46.7	$2.3	5%		$144.1	$139.5	$4.6	3%
Europe	46.5	41.7	4.8	12%		138.2	126.1	12.1	10%
Canada Consumer	33.0	32.7	0.3	1%		99.7	96.0	3.7	4%
Total operating revenue	$128.5	$121.1	$7.4	6%		$382.0	$361.6	$20.4	6%
% of consolidated revenue	23%	23%				22%	24%
Total operating income	$38.6	$33.1	$5.5	16%		$110.5	$106.6	$3.9	4%
Operating margin	30.0%	27.4%		2.6	% pts	28.9%	29.5%		-0.6	% pts

International revenue increased by 6% in the third quarter and first nine months of 2013, respectively, as compared to the same periods in 2012. Local currency revenue increased 11% in the third quarter and 9% in the nine month period due to growth across the geographies. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $6.4 million, or 5%, in the third quarter and $12.6 million, or 3%, in the first nine months of 2013.

Latin America

Revenue increased in the third quarter and first nine months of 2013 as compared to the prior year periods. In local currency, revenue growth was 16% in the third quarter and 10% in the first nine months of 2013 driven most significantly by growth in Argentina.  In addition, Chile returned to growth in the third quarter, after declining modestly in the first half of 2013 due to regulatory changes in the allowable uses of credit information, which the impact on year over year comparisons was anniversaried late in the first half of 2013. Other smaller countries contributed lesser amounts to our growth.  Local currency fluctuations against the U.S. dollar negatively impacted revenue by $5.1 million, or 11%, in the third quarter of 2013 and $9.4 million, or 7%, in the first nine months of 2013, principally due to depreciation in the foreign exchange rate of the Argentine peso.

Europe

Revenue increased 12% and 10% in the three and nine month periods ended September 30, 2013, respectively, compared to the same periods in 2012. In local currency, revenue growth was 11% in the third quarter 2013 and 10% in the first nine months of 2013 driven by increased revenue in the U.K. across most product segments and in Spain in technology and analytic services and new market penetration, despite continued challenging economic conditions in both countries.  Local currency fluctuations against the U.S. dollar negatively impacted revenue by $0.1 million, or 1%, in the third quarter and $1.0 million, or 0%, in the first nine months of 2013.

Canada Consumer

Local currency revenue increased 5% and 6% in the three and nine month periods ended September 30, 2013, respectively, compared to the prior year periods in 2012 primarily due to new customers within our technology services sector along with growth in analytical services.  Local currency fluctuations against the U.S. dollar negatively impacted revenue by $1.4 million, or 4%, in the third quarter of 2013 and $2.2 million, or 2%, in the first nine months of 2013.   These currency fluctuations resulted in 1% and 4% reported revenue growth in the third quarter and first nine months of 2013, respectively.

International Operating Margin

Operating margin increased in the third quarter as compared to 2012 due to strong revenue growth in consumer information products with significant fixed costs.  In the first nine months of 2013 as compared to 2012, operating margin slightly decreased as the revenue growth was more than offset by increased investments in new business and strategic initiatives across most geographies in order to support future revenue growth.

Workforce Solutions

	Three Months Ended September 30,					Nine Months Ended September 30,
			Change					Change
Workforce Solutions	2013	2012	$	%		2013	2012	$	%
	(Dollars in millions)					(Dollars in millions)
Operating revenue:
Verfication Services	$68.7	$68.8	$(0.1)	0%		$214.2	$188.9	$25.3	13%
Employer Services	46.3	43.0	3.3	8%		147.7	141.5	6.2	4%
Total operating revenue	$115.0	$111.8	$3.2	3%		$361.9	$330.4	$31.5	10%
% of consolidated revenue	20%	22%				21%	21%
Total operating income	$34.5	$28.4	$6.1	21%		$110.2	$81.3	$28.9	36%
Operating margin	29.9%	25.4%		4.5	% pts	30.4%	24.6%		5.8	% pts

Verification Services

Revenue was flat in the third quarter and increased 13% in the first nine months of 2013 compared to the prior year periods.  In the third quarter of 2013 as compared to 2012, 12% growth in non-mortgage verification revenue was offset by a 12% decline in mortgage-related verification revenue due to the expected decline in mortgage market activity in the second half of 2013.  In the first nine months of 2013 as compared to the prior year, there was 11% growth in mortgage-related verification revenue due to the strong level of mortgage refinancing activity during the first half of 2013, and 17% growth in non-mortgage verification revenue as a result of increased revenue mostly related to government, pre-employment and consumer finance customer segments.

Employer Services

Revenue increased 8% in the third quarter and 4% in the first nine months of 2013, as compared to the same periods in 2012. Revenue growth due to the renewal of the federal Work Opportunity Tax Credit program at the end of 2012 and growth in our transaction-based complementary services business was partially offset by lower overall claims activity in our unemployment cost management business and the expiration of the HIRE Act tax credit.

Workforce Solutions Operating Margin

Operating margin for the third quarter and first nine months of 2013 increased significantly compared to the prior year periods. Margin expansion was primarily driven by strong revenue growth in products with a high degree of fixed costs and strategic initiatives implemented to reduce costs.  Both periods also benefitted from lower acquisition-related amortization.

North America Personal Solutions

	Three Months Ended September 30,					Nine Months Ended September 30,
			Change					Change
North America Personal Solutions	2013	2012	$	%		2013	2012	$	%
	(Dollars in millions)					(Dollars in millions)
Total operating revenue	$52.3	$46.1	$6.2	14%		$154.9	$137.2	$17.7	13%
% of consolidated revenue	9%	9%				9%	9%
Total operating income	$13.7	$13.1	$0.6	5%		$42.4	$36.8	$5.6	15%
Operating margin	26.3%	28.4%		-2.1	% pts	27.4%	26.8%		0.6	% pts

Revenue increased 14% and 13% for the three and nine month periods ended September 30, 2013 as compared to the same periods in the prior year primarily due to increased direct to consumer, Equifax-branded U.S.-based subscription service revenue which was up 10% in the third quarter and 11% in the first nine months of 2013. The increase was driven by new product sales and higher average revenue per subscriber, reflecting additional features in the Equifax product offering, as well as growth in subscribers.  Strong growth of services in the Canadian market and a small acquisition completed in the third quarter also contributed to growth in the Personal Solutions business.  Operating margin decreased in the third quarter of 2013 as compared to the prior year as a result of the small acquisition during the quarter.  Operating margin increased in the first nine months of 2013 as compared to the prior year due to lower monitoring and credit file expenses resulting from the CSC Credit Services Acquisition, partially offset by the increased investment in sales and marketing expenses and the impact of the third quarter 2013 acquisition.

North America Commercial Solutions

	Three Months Ended September 30,					Nine Months Ended September 30,
			Change					Change
North America Commercial Solutions	2013	2012	$	%		2013	2012	$	%
	(Dollars in millions)					(Dollars in millions)
Total operating revenue	$23.1	$21.2	$1.9	9%		$68.7	$62.3	$6.4	10%
% of consolidated revenue	4%	4%				4%	4%
Total operating income	$4.0	$4.0	$-	1%		$12.7	$10.3	$2.4	23%
Operating margin	17.5%	18.8%		-1.3	% pts	18.5%	16.6%		1.9	% pts

Revenue increased 9% and 10%, in both U.S. dollars and local currency, for the three and nine months ended September 30, 2013 as compared to the same periods in the prior year. Transaction-based revenue serving credit risk needs of our customers, which represents approximately 60% of our revenue, grew 12% in the third quarter of 2013 and 11% in the first nine months as compared to the prior year periods. Project-oriented revenue increased 8% in the third quarter of 2013 and 11% in the first nine months of 2013 due to stronger demand for risk projects and marketing services as well as new product offerings. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $0.3 million, or 1%, in the third quarter of 2013 and $0.4 million, or 1%, in the first nine months of 2013.  Operating margin decreased in the third quarter as revenue growth was more than offset by our continued investment in growth initiatives.  Operating margin increased for the first nine months of 2013 compared to the prior year as revenue growth in a business with significant fixed costs outpaced our investments in the business.

General Corporate Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
General Corporate Expense	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)				(Dollars in millions)

General corporate expense	$36.6	$36.2	$0.4	1%	$110.7	$104.1	$6.6	6%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, including shared services, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance. General corporate expenses was relatively flat for the third quarter and increased 6% for the first nine months of 2013 compared to the same periods in 2012.  The growth in the first nine months of 2013 was primarily due to increased salary and employee benefit costs as well as investments in company infrastructure and growth.

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

Sources and Uses of Cash

  Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity. We expect that funds generated from results of operations will be sufficient to finance our anticipated working capital and other cash requirements (such as capital expenditures, interest payments, potential pension funding contributions and dividend payments) for the foreseeable future. If borrowings were needed, we would expect to borrow in the commercial paper or corporate bond markets; or in the event that credit market conditions were to deteriorate, we would rely more heavily on borrowings from the Senior Credit Facility as described below. At September 30, 2013, $748.6 million was available to borrow under our Senior Credit Facility. Our Senior Credit Facility does not include a provision under which lenders could refuse to allow us to borrow under this facility in the event of a material adverse change in our financial condition, as long as we are in compliance with the covenants contained in the credit agreement.

The following table summarizes our cash flows for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2013	2012	2013 vs. 2012
	(Dollars in millions)

Operating activities	$374.4	$348.3	$26.1
Investing activities	$(47.9)	$(57.8)	$9.9
Financing activities	$(333.9)	$(149.9)	$(184.0)

Operating Activities

Cash provided by operating activities in the nine months ended September 30, 2013 increased by $26.1 million over the prior year.  Cash provided from net income, excluding the impact of the 2013 divestitures and adjusting for an increase in amortization expense resulting from the CSC Credit Services Acquisition, increased $51.2 million.  This increase in cash from operations was partially offset by changes in net working capital and other balance sheet changes, including a higher incentive payout in 2013 as compared to 2012.

Fund Transfer Limitations.   The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.  As of September 30, 2013, we held $115.2 million of cash in our foreign subsidiaries.

Investing Activities

Capital Expenditures
	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2013	2012	2013 vs. 2012
	(In millions)

Capital expenditures	$(61.5)	$(49.3)	$(12.2)

  Our capital expenditures are used for developing, enhancing and deploying new and existing software in support of our expanding product set, replacing or adding facilities and equipment, the licensing of software applications and investing in system reliability, security and disaster recovery enhancements. Capital expenditures in 2013 increased from 2012 as we are continuing to invest in new products and technology infrastructure.

Acquisitions, Divestitures and Investments

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2013	2012	2013 vs. 2012
	(In millions)

Acquisitions, net of cash acquired	$(27.5)	$(7.3)	$(20.2)
Cash received from divestitures	$47.5	$2.5	$45.0
Investment in unconsolidated affiliates, net	$(6.4)	$(3.7)	$(2.7)

During the third quarter of 2013, we acquired TrustedID, a direct-to-consumer identity protection business that is included as part of our North America Personal Solutions business unit. During the third quarter of 2012, we completed a small acquisition in the Latin America region of our International segment.

During the first nine months of 2013, we divested of two non-strategic business lines, Equifax Settlement Services which was part of our Mortgage business within the USCIS operating segment and Talent Management Services which was part of our Employer Services business within our Workforce Solutions operating segment, for a total of $47.5 million. $3.5 million of the proceeds of the sale of Talent Management Services was placed into an escrow account and will be released to us 18 months after the transaction date. We also divested of two other small non-strategic operations.

During the first nine months of 2013, we invested $5.4 million in our joint venture in Russia to increase our percentage ownership interest as well as $1.0 million in another international entity as compared to the first nine months of 2012 in which we invested $3.7 million in our joint venture in Russia.

Financing Activities

Borrowings and Credit Facility Availability

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2013	2012	2013 vs. 2012
	(In millions)

Net short-term repayments	$(266.5)	$(28.1)	$(238.4)
Payments on long-term debt	$(15.0)	$(15.1)	$0.1

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

At September 30, 2013, there were no borrowings outstanding under our CP program. At September 30, 2013, a total of $748.6 million was available under our Senior Credit Facility.

At September 30, 2013, 80% of our debt was fixed-rate debt and 20% was effectively variable-rate debt. Our variable-rate debt, consisting of five-year senior notes due 2014 (against which we have executed interest rate swaps to convert interest expense from fixed rates to floating rates), generally bears interest based on a specified margin plus a base rate (LIBOR). The interest rates reset periodically, depending on the terms of the respective financing arrangements. At September 30, 2013, the interest rate on our variable-rate debt ranged from 1.87% to 2.06%.

Borrowing and Repayment Activity

Net short-term repayments primarily represent activity under our CP program. We primarily borrow under our CP program, as need and availability allow.

The increase in net short-term repayments primarily reflects the net repayment of the CP notes outstanding as a result of the CSC Credit Services Acquisition at the end of 2012 during the first nine months of 2013.

The payments on long-term debt primarily reflect $15 million payments made the in the second quarter of both 2013 and 2012 on our 7.34% Notes.

Debt Covenants.  A downgrade in our credit ratings would increase the cost of borrowings under our CP program and credit facilities, and could limit or, in the case of a significant downgrade, preclude our ability to issue CP. Our outstanding indentures and comparable instruments also contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions. In addition, our Senior Credit Facility requires us to maintain a maximum leverage ratio of not more than 3.5. Our leverage ratio was 1.74 at September 30, 2013. None of these covenants are considered restrictive to our operations and, as of September 30, 2013, we were in compliance with all of our debt covenants.

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

Equity Transactions

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2013	2012	2013 vs. 2012
	(In millions)

Treasury stock repurchases	$(11.9)	$(85.1)	$73.2
Dividends paid to Equifax shareholders	$(79.9)	$(64.5)	$(15.4)
Dividends paid to noncontrolling interests	$(9.8)	$(1.9)	$(7.9)
Proceeds from exercise of stock options	$38.9	$40.9	$(2.0)
Excess tax benefits from stock-based compensation plans	$11.1	$3.9	$7.2

Sources and uses of cash related to equity during the nine months ended September 30, 2013 and 2012 were as follows:

-
During the first nine months of 2013, we repurchased 0.2 million of our common shares on the open market for $11.9 million at an average price of $59.74 per share.  During the first nine months of 2012, we repurchased 1.9 million of our common shares on the open market for $85.1 million at an average price of $45.73 per share.

-
We increased our quarterly dividend from $0.18 per share to $0.22 per share as announced in the fourth quarter of 2012.  We paid cash dividends to Equifax shareholders of $79.9 million and $64.5 million during the nine months ended September 30, 2013 and 2012, respectively.

-	We received cash of $38.9 million and $40.9 million during the first nine months of 2013 and 2012, respectively, from the exercise of stock options.

At September 30, 2013, the Company had $215.1 million remaining for stock repurchases under the existing Board authorization.

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

Goodwill

We review goodwill and indefinite lived intangible assets for impairment annually (as of September 30) and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance or trends, competition, or sale or disposition of a significant portion of a reporting unit. We have nine reporting units comprised of Consumer Information Solutions (which includes part of Online Consumer Information Solutions, Mortgage Solutions and Consumer Financial Marketing Services), Identity Management (part of Online Consumer Information Solutions), Europe, Latin America, Canada Consumer, North America Personal Solutions, North America Commercial Solutions, Verification Services, and Employer Services.

The goodwill balance at September 30, 2013, for our nine reporting units was as follows:

September 30,
2013
(In millions)
Consumer Information Solutions	$971.4
ID Management	61.1
Europe	122.0
Latin America	209.9
Canada Consumer	30.0
North America Personal Solutions	16.3
North America Commercial Solutions	37.4
Verification Services	738.9
Employer Services	169.0
Total goodwill	$2,356.0

We performed a qualitative assessment to determine whether further impairment testing was necessary for our Consumer Information Solutions, Europe, Canada Consumer, North America Personal Solutions, North America Commercial Solutions, Verification Services and Employer Services reporting units. In this qualitative assessment, we considered the following items for each of the reporting units: macroeconomic conditions, industry and market conditions, overall financial performance and other entity specific events. In addition, for each of these reporting units, the most recent fair value determination resulted in an amount that exceeded the carrying amount of the reporting units. Based on these assessments, we determined the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is not more likely than not. As a result of our conclusions, no further testing was required for these reporting units.

Valuation Techniques

In determining the fair value the ID Management and Latin America reporting units for which we performed a quantitative test, we used a combination of the income and market approaches to estimate the reporting unit’s business enterprise value.

Under the income approach, we calculate the fair value of a reporting unit based on estimated future discounted cash flows which require assumptions about short and long-term revenue growth rates, operating margins for each reporting unit, discount rates, foreign currency exchange rates and estimates of capital charges. The assumptions we use are based on what we believe a hypothetical marketplace participant would use in estimating fair value. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings before income taxes, depreciation and amortization, for benchmark companies. We believe the benchmark companies used for each of the reporting units serve as an appropriate input for calculating a fair value for the reporting unit as those benchmark companies have similar risks, participate in similar markets, provide similar services for their customers and compete with us directly. The companies we use as benchmarks are principally outlined in our discussion of Competition in our 2012 Form 10-K. Data for the benchmark companies was obtained from publicly available information. Latin America and ID Management have benchmark companies that conduct operations of businesses of a similar type, such as Experian Group Limited and Fair Isaac Corporation. Valuation multiples were selected based on a financial benchmarking analysis that compared the reporting unit’s operating result with the comparable companies’ information. In addition to these financial considerations, qualitative factors such as variations in growth opportunities and overall risk among the benchmark companies were considered in the ultimate selection of the multiple.

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

Growth Assumptions

The assumptions for our future cash flows begin with our historical operating performance, the details of which are described in our Management’s Discussion & Analysis of operating performance. Additionally, we consider the impact that known economic, industry and market trends will have on our future forecasts, as well as the impact that we expect from planned business initiatives including new product initiatives, client service and retention standards, and cost management programs. At the end of the forecast period, the long-term growth rate we used to determine the terminal value of each reporting unit was 3% based on management’s assessment of the minimum expected terminal growth rate of the reporting unit, as well as broader economic considerations such as GDP, inflation and the maturity of the markets we serve.

We projected revenue growth in 2014 for our reporting units in completing our 2013 impairment testing based on planned business initiatives and prevailing trends exhibited by these units and not based on the assumption of meaningful acceleration in economic growth. The anticipated revenue growth in our reporting units, however, is partially offset by assumed increases in expenses for a majority of our reporting units which reflect the additional level of investment needed in order to achieve the planned revenue growth. Our 2014 long-term forecast is not dependent upon meaningful acceleration of global economic growth in the near term and we continue to take cost containment actions to help maintain operating margins for our reporting units.

Discount Rate Assumptions

We utilize a weighted average cost of capital, or WACC, in our impairment analysis that makes assumptions about the capital structure that we believe a market participant would make and include a risk premium based on an assessment of risks related to the projected cash flows of each reporting unit. We believe this approach yields a discount rate that is consistent with an implied rate of return that a market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed. To calculate the WACC, the cost of equity and cost of debt are multiplied by the assumed capital structure of the reporting unit as compared to industry trends and relevant benchmark company structures. The cost of equity was computed using the Capital Asset Pricing Model which considers the risk-free interest rate, beta, equity risk premium and specific company risk premium related to a particular reporting unit. The cost of debt was computed using a benchmark rate and the Company’s tax rate. For the 2013 annual goodwill impairment evaluation, the discount rates used to develop the estimated fair value of the reporting units evaluated were 11% and 17%. Because of assigned market premiums, discount rates are lowest for reporting units, whose cash flows are expected to be less volatile due to such factors as the maturity of the market they serve, their position in that market or other macroeconomic factors. Where there is the greatest volatility of cash flows due to competition, or participation in less stable geographic markets than the United States, such as our Latin America reporting unit, the discount rate selected is in the higher portion of the range as there is more inherent risk in the expected cash flows of that reporting unit.

Estimated Fair Value and Sensitivities

The estimated fair value of the reporting units whose fair value was calculated for purposes of the 2013 impairment testing is derived from the valuation techniques described above, incorporating the related projections and assumptions. An indication of possible impairment occurs when the estimated fair value of the reporting unit is below the carrying value of its equity. The estimated fair value for these reporting units exceeded their related carrying value as of September 30, 2013. As a result, no goodwill impairment was recorded.

The estimated fair value of the reporting unit is highly sensitive to changes in these projections and assumptions; therefore, in some instances changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. For example, an increase in the discount rate and decline in the projected cumulative cash flow of a reporting unit could cause the fair value of certain reporting units to be below its carrying value. We perform sensitivity analyses around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values. Ultimately, future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. The excess of fair value over carrying value for the Company’s reporting units that were valued as of September 30, 2013, were 27% and 40%.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2012 Form 10-K. There were no material changes to our market risk exposure during the nine months ended September 30, 2013.

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

California Bankruptcy Litigation. In consolidated actions filed in the U.S. District Court for the Central District of California, captioned Terri N. White, et al. v. Equifax Information Services LLC, Jose Hernandez v. Equifax Information Services LLC, Kathryn L. Pike v. Equifax Information Services LLC, and Jose L. Acosta, Jr., et al. v. Trans Union LLC, et al. , plaintiffs asserted that Equifax violated federal and state law (the FCRA, the California Credit Reporting Act and the California Unfair Competition Law) by failing to follow reasonable procedures to determine whether credit accounts are discharged in bankruptcy, including the method for updating the status of an account following a bankruptcy discharge. On August 20, 2008, the District Court approved a Settlement Agreement and Release providing for certain changes in the procedures used by defendants to record discharges in bankruptcy on consumer credit files. That settlement resolved claims for injunctive relief, but not plaintiffs’ claims for damages. On May 7, 2009, the District Court issued an order preliminarily approving an agreement to settle remaining class claims. The District Court subsequently deferred final approval of the settlement and required the settling parties to send a supplemental notice to those class members who filed a claim and objected to the settlement or opted out, with the cost for the re-notice to be deducted from the plaintiffs’ counsel fee award.  Mailing of the supplemental notice was completed on February 15, 2011.  The deadline for this group of settling plaintiffs to provide additional documentation to support their damage claims or to opt-out of the settlement was March 31, 2011.  On July 15, 2011, following another approval hearing, the District Court approved the settlement. Several objecting plaintiffs subsequently filed notices of appeal to the U.S. Court of Appeals for the Ninth Circuit, which, on April 22, 2013, issued an order remanding the case to the District Court for further proceedings. On August 14, 2013, the District Court held a hearing on a motion to disqualify one set of counsel for the plaintiffs and competing motions by two sets of plaintiffs' counsel to be appointed interim lead class counsel. The parties are awaiting a ruling from the District Court on those motions.

State Attorney General Investigations. The Attorneys General of the State of Ohio and multiple other states commenced an investigation in late 2012 into certain business practices of the nationwide consumer reporting agencies (Equifax, Experian and TransUnion). Presently, there are 32 states participating in this investigation. In addition, the Attorneys General for the States of New York and Mississippi have commenced separate investigations into the same or similar matters being reviewed by the multi-state attorney general investigation. We are responding to the documentary requests in connection with these investigations. At this time we are unable to predict the outcomes of these investigations, but we do not expect the outcomes will have a material impact on our Consolidated Financial Statements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our third quarter ended September 30, 2013:

				Maximum Number
				(or Approximate
			Total Number	Dollar Value)
	Total	Average	of Shares Purchased	of Shares that May
	Number	Price	as Part of	Yet Be Purchased
	of Shares	Paid	Publicly-Announced	Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
July 1 - July 31, 2013	4,880	$-	-	$227,063,511
August 1 - August 31, 2013	2,570	$-	-	$227,063,511
September 1 - September 30, 2013	204,185	$59.74	200,000	$215,115,511
Total	211,635	$59.74	200,000	$215,115,511

(1)
The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 4,880 shares for the month of July 2013, 2,570 shares for the month of August 2013, and 4,185 shares for the month of September 2013.

(2)	Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).

(3)	At September 30, 2013, the amount authorized for future share repurchases under the share repurchase program was $215.1 million. The program does not have a stated expiration date.

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

Equifax Inc.
(Registrant)

Date: November 6, 2013	By:	/s/ Richard F. Smith
Richard F. Smith
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2013		/s/ Lee Adrean
Lee Adrean
Corporate Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2013		/s/ Nuala M. King
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

