Form 10-K
period 2013-12-31
EQUIFAX INC
filed 2014-02-28
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  YES   ☒  NO

As of June 30, 2013, the aggregate market value of Registrant’s common stock held by non-affiliates of Registrant was approximately $7,146,921,851 based on the closing sale price as reported on the New York Stock Exchange. At January 31, 2014, there were 122,040,727 shares of Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive proxy statement for its 2014 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS

OVERVIEW

Equifax Inc. is a leading global provider of information solutions and human resources business process outsourcing services for businesses, governments and consumers. We have a large and diversified group of clients, including financial institutions, corporations, governments and individuals. Our products and services are based on comprehensive databases of consumer and business information derived from numerous types of credit, financial assets, telecommunications and utility payment, employment, income, public record, demographic and marketing data. We use advanced statistical techniques and proprietary software tools to analyze all available data, creating customized insights, decision-making solutions and processing services for our clients. We help consumers understand, manage and protect their personal information and make more informed financial decisions. Additionally, we are a leading provider of payroll-related and human resource management business process outsourcing services in the United States of America, or U.S.

We currently operate in three global regions: North America (U.S. and Canada), Europe (the United Kingdom, or U.K., Spain and Portugal) and Latin America (Argentina, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru and Uruguay). We also maintain support operations in the Republic of Ireland. We offer credit services in Russia and India through joint ventures and have an investment in the second largest consumer and commercial credit information company in Brazil.

Equifax was originally incorporated under the laws of the State of Georgia in 1913, and its predecessor company dates back to 1899. As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

We are organized and report our business results in five operating segments, as follows:

•	U.S. Consumer Information Solutions (USCIS) — provides consumer information solutions to businesses in the U.S. including online consumer information, decisioning technology solutions, fraud and identity management services, portfolio management services (OCIS), mortgage reporting and consumer financial marketing services (CFMS).

•	International — includes our Canada Consumer, Europe and Latin America business units. Products and services offered are similar to those available in the USCIS, North America Commercial Solutions and North America Personal Solutions operating segments but vary by geographic region.

•	Workforce Solutions — provides services enabling clients to verify income and employment (Verification Services) as well as outsource and automate the performance of certain payroll-related and human resources management business processes, including social security number verification and employment-related tax management (Employer Services).

•	North America Personal Solutions — provides products to consumers enabling them to understand and monitor their credit and monitor and help protect their identity.

•	North America Commercial Solutions — provides credit, financial, marketing and other information regarding businesses in the U.S. and Canada.

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

OUR BUSINESS STRATEGY

Our strategic objective is to be the trusted provider of information driven solutions that empower our clients with the ability to make critical decisions with greater confidence. Data is at the core of our value proposition. Leveraging our extensive resources, we deliver differentiated decisions through a broad and diverse set of data assets, sophisticated analytics and proprietary decisioning technology. Our comprehensive set of data assets can provide an in-depth view of the consumer’s financial potential and opportunity including their propensity, ability and capacity to pay. Our long-term corporate growth strategy is driven by the following initiatives:

•	Increase penetration of our clients’ information solutions needs. We seek to increase our share of clients’ spend on information-related services through developing and introducing new products, pricing our services in accordance with the value they create, increasing the range of current services utilized by our clients, and improving the quality and effectiveness of our sales organization and client support interactions with consumers. We are also helping clients address increased requirements to comply with emerging regulations and rules.

•	Deploy decisioning technologies and analytics globally. We continue to invest in and develop new technology to enhance the functionality, cost-effectiveness and security of the services we offer and further differentiate our products from those offered by our competitors. In addition to custom products for large clients, we develop off-the-shelf, decisioning technology platforms that are more cost effective for medium and smaller-sized clients. We also develop predictive scores and analytics, some of which leverage multiple data assets, to help clients acquire new customers and manage their existing customer relationships. We develop a broad array of industry, risk management, cross-sell and account acquisition models to enhance the precision of our clients’ decisioning activities.

•	Invest in unique data sources. We continue to invest in and acquire unique sources of credit and non-credit information to enhance the variety and quality of our services while increasing clients’ confidence in information-based business decisions. Areas of focus for investment in new sources of data include, among others, positive payment data, real estate data and new commercial business data. We also have developed unique capabilities to integrate customer and third party data into our solution offerings to further enhance the decisioning solutions we develop for our customers.

•	Pursue new vertical markets and expand into emerging markets. We believe there are many opportunities to expand into emerging markets both in the U.S. and internationally. In the U.S., we have increased and broadened resources in key markets, including auto, insurance, telecommunications, and government, and we are delivering services ranging from identity authentication and management to risk management. We continue to invest in growing our ventures in Russia and India and continue to leverage our newer product offerings across all of our geographical business units and periodically enter new country markets through acquisitions or start up operations.

MARKETS AND CLIENTS

Our products and services serve clients across a wide range of industries, including financial services, mortgage, human resources, consumer, commercial, telecommunications, retail, automotive, utilities, brokerage, healthcare and insurance industries, as well as state and federal governments. We also serve consumers directly. Our revenue stream is highly diversified with our largest client providing only 2% of total revenue. The following table summarizes the various end-user markets we serve:

(1)	Other includes revenue from marketing services, insurance, healthcare and other miscellaneous end user markets.
(2)	Predominantly sold to companies who serve the direct to consumer market and includes other small end user markets.

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

Our largest geographic market segments are North America (the U.S. and Canada); Europe (the U.K., Spain and Portugal); and Latin America (Argentina, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru and Uruguay). We also maintain support operations in the Republic of Ireland. We offer consumer credit services in Russia and India through joint ventures and have an investment in the second largest consumer and commercial credit information company in Brazil.

Revenue from international clients, including end users and resellers, amounted to 23% of our total revenue in 2013, 24% of our total revenue in 2012 and 28% of our total revenue in 2011.

PRODUCTS AND SERVICES

                Our products and services help our clients make better decisions with higher levels of confidence by leveraging a broad array of data assets.  Analytics are used to derive insights from the data that are most relevant for the client’s decisioning needs.  The data and insights are then processed through proprietary software and transmitted to the client’s operating system to execute the decision.

The following chart summarizes the key products and services offered by each of the business units within our segments:

									North	North
	USCIS			International			Workforce Solutions		America	America
			Mortgage	Canada		Latin	Verification	Employer	Personal	Commercial
	OCIS	CFMS	Services	Consumer	Europe	America	Services	Services	Solutions	Solutions
Online consumer information	X		X	X	X	X	X		X	X
Database/portfolio management services	X	X	X				X			X
Business credit & demographic information		X			X	X				X
Scores and analytical services	X	X	X	X	X	X	X	X	X	X
Alert services	X	X	X	X	X		X		X
Enabling technology services (i.e., decisioning platforms)	X		X	X	X	X				X
Identity management/authentication and fraud	X			X	X	X	X			X
Consumer financial marketing services		X	X	X	X	X
Business marketing services					X	X				X
Direct to consumer credit monitoring	X			X	X				X
Identity protection				X	X				X
Employment, income and identity verification services							X
Business process outsourcing (BPO)			X				X	X

Each of our operating segments is described more fully below.

USCIS

USCIS provides consumer information solutions to businesses in the U.S. through three business units, as follows:

Online Consumer Information Solutions (OCIS). OCIS products are derived from multiple large and comprehensive databases of consumer information that we maintain about individual consumers, including credit history, current credit status, payment history and consumer address information. Our clients utilize the information and analytical insights we provide to make decisions for a broad range of financial and business purposes, such as whether, and on what terms, to approve auto loans or credit card applications, whether to allow a consumer to open a new utility or telephone account.  In addition, this information is used by our clients for cross selling additional products to existing customers, improving their underwriting and risk management decisions, and authenticating and verifying consumer identities. We also sell consumer and credit information to resellers who combine our information with other information to provide services to the mortgage, fraud and identity management, direct to consumer monitoring and other end user markets.  Our software platforms and analytical capabilities can integrate all types of information, including third-party and client information, to enhance the insights and decisioning process to help further mitigate the risk of granting credit, predict the risk of bankruptcy, indicate the applicant’s risk potential for account delinquency, ensure the identity of the consumer, and reduce exposure to fraud. These risk management services enable our clients to monitor risks and opportunities and proactively manage their consumer portfolios.

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

Consumer Financial Marketing Services (CFMS). Our CFMS products utilize consumer financial information enabling our clients to more effectively manage their marketing efforts, including targeting and segmentation; to identify and acquire new clients for their products and services; to develop portfolio strategies to minimize risk and maximize profitability; and to realize additional revenue from existing customers through more effective cross selling and up selling of additional products and services. These products utilize information derived from consumer information, including credit, income, asset, liquidity, net worth and spending activity, which also support many of our OCIS products. These data assets broaden the understanding of consumer financial potential and opportunity which can further drive high value decisioning and targeting solutions for our clients. We also provide account review services, which assist our clients in managing their existing customers and prescreen services that help our clients identify new opportunities with their customers. Clients for these products primarily include institutions in the banking, brokerage, retail, insurance and mortgage industries as well as companies primarily focused on digital and interactive marketing.

International

The International operating segment includes our Canada Consumer, Europe and Latin America business units. These business units offer products that are similar to those available in the USCIS, North America Commercial and Personal Solutions operating segments, although data sources tend to rely more heavily on government agencies than in the U.S. We also offer specialized services that help our customers better manage risk in their consumer portfolios.  This operating segment’s products and services generate revenue in Argentina, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru, Portugal, Spain, the U.K. and Uruguay. We also maintain support operations in the Republic of Ireland, Chile and Costa Rica. We offer consumer credit services in Russia and India through our investment in joint ventures and have an investment in the second largest consumer and commercial credit information company in Brazil.

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

Europe. Our European operation provides information solutions, marketing and personal solutions products. Information solutions and personal solutions products are generated from information that we maintain and include credit reporting and scoring, asset information, risk management, identity management and authentication services, fraud detection and modeling services. Most of these products are sold in the U.K. with a more limited set of information solutions products sold in Portugal and Spain. Our commercial products, such as business credit reporting and commercial risk management services, are only available in the U.K. Marketing products, which are similar to those offered in our CFMS business unit, are primarily available in the U.K. and, to a lesser extent, in Spain.  Beginning in 2014, we also provide information and technology services to support the collections and recovery management industry.

Latin America. Our Latin American operation provides consumer and commercial information solutions products,  marketing products and personal solutions products. We offer a full range of products, generated from credit records that we maintain, including credit reporting and scoring, decisioning technology, risk management, identity management and authentication and fraud detection services. Our consumer products are the primary source of revenue in each of the countries in which we operate. We also offer various commercial products, which include credit reporting, decisioning tools and risk management services, in the countries we serve. Additionally, we provide a variety of consumer and commercial marketing products generated from our credit information databases, including business profile analysis, business prospect lists and database management. The countries in which we operate include Argentina, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru and Uruguay.

Workforce Solutions

Workforce Solutions operates in the U.S. through two business units:

Verification Services. Verification Services include employment, income and social security number verification services. Our online verification services enable direct third-party verifiers including various governmental agencies, mortgage originators, credit card and automotive lenders and pre-employment screeners to verify the employee’s employment status and income information. We also offer an offline research verification service, which expands employment verification to locate data outside our existing automated database.  Our services also include IRS income verifications using the IncomeChek ® product as well as identity verification through a secure, web-based portal using the DirectChek ® product.

The Work Number is our key repository of employment and income data serving our verifier business and enabling employer human resource services.  We rely on payroll data received from over 3,100 organizations, including almost three quarters of Fortune 500 companies, to regularly update the database. The updates occur as employers transmit data electronically to Equifax from their payroll systems. Employers contract to provide this data for specified periods under the terms of contracts which range from one to five years. We use this data to provide automated employment and income verification services to third-party verifiers as well as enabling employer services such as unemployment claims, I-9 and eVerify transactions and employer tax credits opportunities.

The fees we charge for these services are generally on a per transaction basis. After the expiration of the applicable contract, absent renewal by mutual agreement of the parties, we generally do not have any further right to use the employment data we obtained pursuant to the contract. We have not experienced significant turnover in the employer contributors to the database because we generally do not charge them to add their employment data to the database and the verification service we offer relieves them of the administrative burden and expense of responding to third party employment verification requests. The database contained approximately 235 million current and historic employment records at December 31, 2013.

Employer Services. These services are aimed at reducing the cost to the human resources function of businesses through a broad suite of services including assisting with employment tax matters designed to reduce the cost of unemployment claims through effective claims representation and management and efficient processing and to better manage the tax rate that employers are assessed for unemployment taxes; comprehensive services designed to research the availability of employment-related tax credits (e.g., the federal work opportunity and welfare to work tax credits and state tax credits), process the necessary filings and assist the client in obtaining the tax credit; W-2 management services (which include initial distribution, reissue and correction of W-2 forms); paperless pay services that enable employees to electronically receive pay statement information as well as review and change direct deposit account or W-4 information; integrated electronic time capture and reporting services; paperless new-hire services to bring new workers on board using electronic forms; I-9 management services designed to help clients electronically comply with the immigration laws that require employers to complete an I-9 form for each new hire; and onboarding services using online forms to complete the new hire process for employees of corporate and government agencies.  We also offer analytical services enabling our customers to better understand the demographic profile and key statistical metrics of their workforce.

North America Personal Solutions

Our Personal Solutions products give consumers information to enable them to understand and monitor their credit and monitor and help protect their identity primarily through our Equifax Complete, ID Patrol, Credit Watch and Score Watch monitoring products. Consumers can obtain credit file information about them and Equifax or FICO credit scores. Equifax products also offer monitoring features for consumers who are concerned about identity theft and data breaches, including credit report monitoring from all three bureaus, internet and bank account monitoring, lost wallet support, and the ability to lock and unlock the Equifax credit file. Our products are available to consumers in the United States and Canada directly primarily over the internet and indirectly through relationships with business partners who distribute our products or provide these services to their employees or customers.

North America Commercial Solutions

Our Commercial Solutions products are derived from databases of credit, financial and marketing information regarding businesses in the U.S. and Canada. Databases we have compiled include loan, credit card, public records and leasing history data, trade accounts receivable performance, and Secretary of State and Securities and Exchange Commission registration information. We also offer scoring and analytical services that provide additional information to help mitigate the credit risk assumed by our clients. We also have a marketing database, which hosts approximately 59 million commercial demographic data records from around the world helping companies to identify corporate family structures for enterprise visibility of customers and suppliers. In addition, we are integrating information from other databases, such as asset information, that will make our marketing services offerings more valuable.

A portion of the business records included in the U.S. credit database has been developed in part from the Small Business Financial Exchange, Inc., or SBFE. SBFE members, including a number of commercial lending financial institutions, contribute their data to the member-owned SBFE database.  Historically, we have had exclusive access to this database, though certain of the information in the database has been available to other commercial information providers.  Beginning in 2013, the SBFE has been available to other companies.

COMPETITION

The market for our products and services is highly competitive and is subject to constant change. Our competitors vary widely in size and the nature of the products and services they offer. Sources of competition are numerous and include the following:

•	Competition for our consumer information solutions and personal solutions products varies by both application and industry, but generally includes two global consumer credit reporting companies, Experian Group and TransUnion LLC, both of which offer a product suite similar to our credit reporting solutions, and LifeLock, a national provider of personal identity theft protection products, as well as emerging competitors offering free credit scores. There are also a large number of competitors who offer competing products in specialized areas (such as fraud prevention, risk management and application processing and decisioning solutions) and software companies offering credit modeling services or analytical tools. We believe that our products offer our clients an advantage over those of our competitors because of the depth and breadth of our consumer information files, which we believe to be superior in terms of accuracy, coverage and availability. Other differentiators include our decisioning technology and the features and functionality of our analytical services. Our competitive strategy is to emphasize improved decision-making and product quality while remaining competitive on price. Our marketing services products also compete with the foregoing companies and others who offer demographic information products, including Acxiom Corporation, Harte-Hanks, Inc. and infoGROUP, Inc. We also compete with Fair Isaac Corporation with respect to certain of our analytical tools.

•	Competition for our commercial solutions products primarily includes Experian, The Dun & Bradstreet Corporation and Cortera, Inc., and providers of these services in the international markets we serve. We believe our access to and knowledge of U.S. small business loan information from financial institutions combined with our consumer credit information in the case of small business owners enables more efficient and effective decision-making for the small business segment of that market.

•	Competition for our employment and income verification services includes large employers who serve their own needs through in-house systems to manage verification as well as regional online verification companies, such as Verify Jobs and First Advantage, who offer verification services along with other human resources and tax services. Competition for Employer Services includes payroll processors such as Automatic Data Processing, Inc., or ADP, Paychex, Inc. and Ceridian Corporation. Competitors of our Tax Management Services include in-house management of this function primarily by large employers, ADP, and a number of smaller regional firms that offer tax management services (including Barnett Associates, Thomas & Thorngren, and UC Advantage).

While we believe that none of our competitors offers the same mix of products and services as we do, certain competitors may have a larger share of particular geographic or product markets or operate in geographic areas where we do not currently have a presence.

We assess the principal competitive factors affecting our markets to include: product attributes such as quality, depth, coverage, adaptability, scalability, interoperability, functionality and ease of use; product price; technical performance; access to unique proprietary databases; availability in application service provider, or ASP, format; quickness of response, flexibility and client services and support; effectiveness of sales and marketing efforts; existing market penetration; new product innovation; and our reputation as a trusted steward of information.

TECHNOLOGY AND INTELLECTUAL PROPERTY

We generally seek protection under federal, state and foreign laws for strategic or financially important intellectual property developed in connection with our business. Certain intellectual property, where appropriate, is protected by registration under applicable trademark laws or by prosecution of patent applications. We own a number of patents registered in the U.S. and several in foreign countries. We also have certain registered trademarks, service marks, logos and internet URLs in the U.S. and in many foreign countries, the most important of which are “Equifax,” “The Work Number” and variations thereof. These marks are used in connection with most of our product lines and services. We believe that, in the aggregate, the rights under our patents and trademarks are generally important to our operations and competitive position, but we do not regard any of our businesses as being dependent upon any single patent or group of patents or trademark. However, certain Company trademarks, which contribute to our identity and the recognition of our products and services, including but not limited to the “Equifax” trademark, are an integral part of our business, and their loss could have a material adverse effect on us. We also protect certain of our confidential intellectual property and technology in compliance with trade secret laws and we protect disclosed confidential intellectual property and technology with nondisclosure agreements.

We license other companies to use certain data, software, and other technology and intellectual property rights we own or control, primarily as core components of our products and services, on terms that are consistent with customary industry standards and that are designed to protect our interest in our intellectual property. Other companies license us to use certain data, technology and other intellectual property rights they own or control.  For example, we license credit-scoring algorithms and the right to sell credit scores derived from those algorithms from third parties for a fee. Additionally, such licenses do not contain early termination provisions except for standard provisions providing the right to terminate in the event of breach by the other party. We do not hold any franchises or concessions that are material to our business or results of operations.

GOVERNMENTAL REGULATION

We are subject to a number of U.S. federal, state, local and foreign laws and regulations that involve matters central to our business.  These laws and regulations may involve privacy, data protection, intellectual property, competition, consumer protection, anti-corruption, anti-bribery, employment, health, taxation or other subjects.  In particular, we are subject to federal, state and foreign laws regarding the collection, protection, dissemination and use of non-public personal information we have in our possession and consumer financial protection.  Foreign data and consumer protection, privacy and other laws and regulations are often more restrictive than those in the U.S.  Failure to satisfy those legal and regulatory requirements, or the adoption of new laws or regulations, could have a material adverse effect of our results of operations, financial condition or liquidity.

U.S. federal and state and foreign laws and regulations are evolving and can be subject to significant change.  In addition, the application and interpretation of these laws and regulations are often uncertain.  These laws are enforced by federal, state and local regulatory agencies in the jurisdictions where we operate, and in some instances also through private civil litigation. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies, and foreign governments concerning consumer and data protection which could affect us.

Summary of U.S. Regulation Relating to Consumer and Data Protection

Our U.S. operations are subject to numerous laws and regulations governing the collection, protection and use of consumer credit and other information, and imposing sanctions for the misuse of such information or unauthorized access to data. Many of these provisions also affect our customers’ use of consumer credit or other data we furnish.

Examples of the most significant of these laws include, but are not limited to, the following:

Federal Laws and Regulation

•	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) represented a comprehensive overhaul of the U.S. financial services industry. Among other things, Title X of the Dodd-Frank Act established a new, independent regulatory agency known as the Consumer Financial Protection Bureau (“CFPB”). The CFPB has broad powers to promulgate, administer and enforce consumer financial regulations, including those applicable to us and to many of our customers. Significant portions of federal regulatory oversight of the Fair Credit Reporting Act, as amended (“FCRA”), have been transferred from the Federal Trade Commission (“FTC”) to the CFPB. The CFPB is charged with defining “unfair, deceptive or abusive acts and practices”, known as “UDAAP”, and also may require reports and conduct examinations for purposes of assessing compliance with federal consumer financial protections laws; may obtain information about the business activities affecting consumers and compliance systems or procedures; and will devote resources to detecting and assessing risks to consumers and to markets for consumer financial products and services.

The CFPB may pursue administrative proceedings or litigation to enforce these laws and rules. In these proceedings, the CFPB can obtain cease and desist orders, which can include orders for restitution to consumers or rescission of contracts, as well as other kinds of affirmative relief, and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations, and $1 million per day for knowing violations. Also, where a company has violated Title X of the Dodd-Frank Act, or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties).

Under UDAAP, the CFPB has exercised its broad powers to examine the acts and practices of entities subject to its jurisdiction and declare those acts or practices to be unfair, deceptive or abusive.  During 2013, the CFPB announced more than 20 enforcement actions and imposed more than $73 million in civil penalties and $2.7 billion in restitution.

If the CFPB or one or more state officials believe that we have committed a violation of the foregoing laws, they could exercise their enforcement powers in a manner that would have material adverse effect on us.  We are currently the subject of investigations by state attorneys general and the CFPB as more fully described under Item 3. Legal Proceedings in the Form 10-K.  At this time, we cannot predict the extent to which the Dodd-Frank Act, the resulting rules and regulations, including those of the CFPB, or exercise of its or other enforcement powers will impact our operational results, financial condition, or liquidity.

The CFPB confirmed in 2012 through rulemaking that we are subject to its supervisory, examination and enforcement authority.  Examinations may include the filing of reports, reviewing materials we use to offer products and services and our compliance management systems and procedures. Our CFPB examinations to date have included our regulatory compliance management system and our North America Personal Solutions business unit (direct-to-consumer), and an examination is planned for our consumer dispute handling process.  We are continuing to constructively engage with the CFPB on the results of completed or pending examinations.

•	The Federal Trade Commission Act (“FTC Act”) prohibits unfair methods of competition and unfair or deceptive acts or practices. We must comply with the FTC Act when we market our services, such as consumer credit monitoring services offered through our Personal Solutions unit. The security measures we employ to safeguard the personal data of consumers could also be subject to the FTC Act, and failure to safeguard data adequately may subject us to regulatory scrutiny or enforcement action. There is no private right of action under the FTC Act.

•	The FCRA regulates consumer reporting agencies, including us, as well as data furnishers and users of consumer reports such as banks and other companies. FCRA provisions govern the accuracy, fairness and privacy of information in the files of consumer reporting agencies (“CRAs”) that engage in the practice of assembling or evaluating certain information relating to consumers for certain specified purposes. The FCRA limits the type of information that may be reported by CRAs, limits the distribution and use of consumer reports and establishes customer rights to access and dispute their credit files. CRAs are required to follow reasonable procedures to assure maximum possible accuracy of the information concerning the individual about whom the report relates and if a consumer disputes the accuracy of any information in the consumer’s file to conduct a reasonable reinvestigation. CRAs are required to make available to consumers a free annual credit report. The FCRA imposes many other requirements on CRAs, data furnishers and users of consumer report information. Violation of the FCRA can result in civil and criminal penalties. The FCRA contains an attorney fee shifting provision to provide an incentive for consumers to bring individual or class action lawsuits against a CRA for violations of the FCRA. Regulatory enforcement of the FCRA is by the Federal Trade Commission (“FTC”), the CFPB, and the State Attorneys General, acting alone or in concert with one another.

•	The Financial Services Modernization Act of 1999, or Gramm-Leach-Bliley Act (“GLB Act”), regulates, among other things, the use of non-public personal financial information of consumers that is held by financial institutions, including us. We are subject to various GLB Act provisions, including rules relating to the use or disclosure of the underlying data and rules relating to the physical, administrative and technological protection of non-public personal financial information. Breach of the GLB Act can result in civil and/or criminal liability and sanctions by regulatory authorities, such as fines of up to $100,000 per violation and up to five years imprisonment for individuals. Regulatory enforcement of the GLB Act is under the purview of the FTC and State Attorneys General, acting alone or in concert with each other.

•	The Credit Repair Organizations Act (“CROA”) regulates companies that claim to be able to assist consumers in improving their credit standing. There have been efforts to apply the CROA to credit monitoring services offered by consumer reporting agencies and others. CROA allows for a private right of action and permits consumers to recover all money paid for alleged “credit repair” services in the event of violation.

State Laws and Regulation Relating to Consumer and Data Protection

•	A number of states have enacted requirements similar to the federal FCRA. Some of these state laws impose additional, or more stringent, requirements than the FCRA, especially in connection with the investigations and responses to reported inaccuracies in consumer reports. The FCRA preempts some of these state laws, but the scope of preemption continues to be defined by the courts. The state of Vermont is grandfathered under the original FCRA requirements and thus we are subject to additional requirements to comply with Vermont law.

•	Most states and the District of Columbia have passed laws that give consumers the right to place a security freeze on their credit reports to prevent others from opening new accounts or obtaining new credit in their name. These laws place differing requirements on credit reporting agencies with respect to how and when to respond to such credit file freeze requests and in the fees, if any, the agencies may charge for freeze-related actions.

•	A majority of states have adopted versions of data security breach laws that require notification of affected consumers in the event of a breach of personal information. Some of these laws require additional data protection measures which exceed the GLB Act data safeguarding requirements. If data within our system is compromised by a breach, we may be subject to provisions of various state security breach laws.

Summary of International Regulation Relating to Consumer and Data Protection

We are subject to various data protection, privacy and consumer credit laws and regulations in the foreign countries where we operate including among others the following:

•	In Canada, federal and provincial privacy and provincial laws govern how we collect, use or disclose personal information in the course of our commercial activities. The federal Personal Information Protection and Electronic Documents Act of 2000 gives individuals the right to access and request correction of their personal information collected by us, and requires compliance with the Canadian Standard Association Model Code for the Protection of Personal Information covering accountability and identifying purposes, consent, collection, use, disclosure, retention, accuracy, safeguards, individual access and compliance. The federal and provincial privacy regulators have powers of investigation and intervention, and provisions of Canadian law regarding civil liability apply in the event of unlawful processing which is prejudicial to the persons concerned. The European Union, or EU, recognizes Canada as having adequate levels of protection for personal data transfers and processing.

•	In the U.K., we are subject, effective April 1, 2014, to a new regulatory framework which provides for primary regulation by the Financial Conduct Authority (the “FCA”). The FCA focuses on consumer protection and market regulation as well as prudential supervision of all other regulated financial institutions. The FCA has significant powers, including the power to regulate conduct related to the marketing of financial products, specify minimum standards and to place requirements on products, impose unlimited fines, and to investigate organizations and individuals. In addition, the FCA is able to ban financial products for up to a year while considering an indefinite ban; it will have the power to instruct firms to immediately retract or modify promotions which it finds to be misleading, and to publish such decisions. Our core credit reporting (“credit reference”) and debt collections services businesses in the U.K. are subject to FCA supervision and we will require certain corporate and “approved person” authorizations from the FCA to carry on such businesses. The FCA has not yet fixed the date when credit reference agencies or collection businesses must apply for this authorization. We are preparing to submit our license applications on or about October 1, 2014, which is the earliest date the FCA may require applications. Although we do not currently anticipate any issues in receiving authorization, to the extent applicable licenses are not obtained in a timely manner, or at all, we may not conduct these businesses in the U.K.

•	In Europe, we are subject to the European Union (“EU”) data protection regulations, including the comprehensive 1995 European Union Data Protection Directive. The EU regulations establish several obligations that organizations must follow with respect to use of personal data, including a prohibition on the transfer of personal information from the EU to other countries whose laws do not protect personal data to an “adequate” level of privacy or security. The EU standard for adequacy is generally stricter and more comprehensive than that of the U.S. and most other countries where Equifax operates. In the U.K., in addition to the EU Directive on Data Protection, the Data Protection Act of 1998 regulates the manner in which we can use third-party data. In addition, regulatory limitations affect our use of the Electoral Roll, one of our key data sources in the U.K. Generally, the data underlying the products offered by our U.K. Information Services and Personal Solutions product lines, excluding our Commercial Services products, are subject to these regulations. In Spain and Portugal, the privacy laws which are subject to the EU Directive on Data Protection regulate all credit bureau and personal solutions activities. Regulation relating to the 1995 EU Data Protection Directive was proposed in 2012 by the European Commission and is currently being considered by European legislative bodies that among other things, could tighten data protection requirements and make enforcement more rigorous, for example, by streamlining enforcement at a European level, introducing data breach notification requirements and increasing penalties for non-compliance.

•	In Latin America, consumer reporting, data protection and privacy laws and regulations exist in various forms in Argentina, Chile, Costa Rica, Ecuador, El Salvador, Paraguay, Peru and Uruguay. Argentina and Uruguay generally follow the EU data protection model, and the EU recognizes Argentina’s laws as providing adequate levels of protection for personal data transfers and processing. Among other protections, laws in all of these countries generally allow individuals to access and request corrections of personal data.

•	Constitutional laws in Argentina, Chile, Ecuador, Peru and Uruguay also establish specific privacy rights, and judicial proceedings may be used to enforce them. The Chilean legislature is considering a comprehensive data protection bill, and a separate bill that would create a publicly-managed consumer credit registry; although each of these bills would introduce a new framework to allow the government to regulate the collection and use of personal data, including credit data, they are expected to have only a limited impact on our business in Chile. Ecuador’s National Assembly recently approved a law to replace private sector credit bureaus with a state-run registry which when implemented would materially impact our local credit reporting operations in Ecuador. Ecuador, however, represents less than three percent of our anticipated revenue and operating profit for our International business unit and is not material to our consolidated results of operations. The government has not issued regulations yet to implement the changes, and has indicated that private sector companies will be permitted to provide unspecified credit reference services. Ecuador’s WTO/GATT commitments include no market access or national treatment limits for credit reference services. The law provided a transition period throughout 2013 for the development and introduction of the new registry and that transition period has been extended through 2014. Legislation has also been proposed in Argentina and Uruguay that would amend existing credit reporting laws by prohibiting the use of certain data for credit reference purposes, shorten the period during which data may be used and create new access and notification rights for data subjects. The Argentinean legislation has not proceeded beyond the introductory debate stage, and the Uruguayan government does not support the legislation proposed in that country. Costa Rica is finalizing regulations that will be issued under its data protection legislation. While the potential impact of the foregoing regulatory changes is unlikely to be material in the aggregate to the results of our International operations, if the market opportunity were to be restricted significantly in Argentina or Chile, and/or in a combination of the smaller Latin American countries in which we operate, the impact on our International operating results could be material.

•	In India, various legislation including the Information Technology Act 2000 and the Credit Information Companies Regulation Act of 2005 establishes a federal data protection framework. Entities that collect and maintain personal credit information must ensure that it is complete, accurate and safeguarded, and must adopt certain privacy principles with respect to collecting, processing, preserving, sharing and using such credit information. The Indian parliament has passed legislation that would allow individuals to sue for damages in the case of a data breach, if the entity negligently failed to implement reasonable security practices and procedures to protect personal data. Our Indian joint venture is subject to regulation by the Reserve Bank of India, which is the Indian central bank.

Tax Management Services

The Tax Management Services business within our Workforce Solutions segment is potentially impacted by changes in renewal or non-renewal of U.S. tax laws or interpretations, for example, those pertaining to work opportunity tax credits and unemployment compensation claims.

PERSONNEL

Equifax employed approximately 7,000 employees in 19 countries as of December 31, 2013. None of our U.S. employees are subject to a collective bargaining agreement and no work stoppages have been experienced. Pursuant to local laws, certain of our employees in Argentina and Spain are covered under government-mandated collective bargaining regulations that govern general salary and compensation matters, basic benefits and hours of work.  In some of our non-U.S. subsidiaries, certain of our employees are represented by workers’ councils or statutory labor unions.

EXECUTIVE OFFICERS OF EQUIFAX

The executive officers of Equifax and their ages and titles are set forth below. Business experience and other information is provided in accordance with SEC rules.

Richard F. Smith (54) has been Chairman and Chief Executive Officer since December 2005. He was named Chairman-Elect and Chief Executive Officer effective September 2005. Prior to that, Mr. Smith served as Chief Operating Officer, GE Insurance Solutions, from 2004 to September 2005 and President and Chief Executive Officer of GE Property and Casualty Reinsurance from 2003 to 2004.

Lee Adrean (62) has been Corporate Vice President and Chief Financial Officer since October 2006. Prior to joining Equifax, he served as Executive Vice President and Chief Financial Officer of NDCHealth Corporation from 2004 to 2006. Prior thereto, he served as Executive Vice President and Chief Financial Officer of EarthLink, Inc. from 2000 until 2004.

John J. Kelley III (53) has been Corporate Vice President and Chief Legal Officer since January 2013.  He was a senior partner in the Corporate Practice Group of the law firm of King & Spalding LLP from January 1993 to December 2012, specializing in a broad range of corporate finance transactions and securities matters, advising public clients regarding SEC reporting and disclosure requirements, and other corporate governance and compliance matters.

Coretha M. Rushing (57) has been Corporate Vice President and Chief Human Resources Officer since 2006. Prior to joining Equifax, she served as an executive coach and HR Consultant with Atlanta-based Cameron Wesley LLC. Prior thereto, she was Senior Vice President of Human Resources at The Coca-Cola Company, where she was employed from 1996 until 2004.

Paul J. Springman (68) has served as Corporate Vice President and Chief Marketing Officer since February 2004. Prior thereto, he was head of the Predictive Sciences unit from August 2002 until February 2004.

David C. Webb (58) became Chief Information Officer in January 2010. Prior thereto, he served as Chief Operations Officer for SVB Financial Corp. from 2008, and from 2004 to 2008 was Chief Information Officer. Mr. Webb was Vice President, Investment Banking Division at Goldman Sachs, a leading global investment banking, securities and investment management firm, from 1999 to 2004. He was Chief Information Officer at Bank One from 1997 to 1999.

Rodolfo O. Ploder (53) has been President, U.S. Consumer Information Solutions since July 2010. Prior thereto, he served as President, International from January 2007 until June 2010. Prior thereto, he was Group Executive, Latin America from February 2004 to January 2007.

J. Dann Adams (56) has been President of Equifax’s Workforce Solutions subsidiary since July 2010. Prior thereto, he served as President, U.S. Consumer Information Solutions from 2007 to June 2010. Prior thereto, he served as Group Executive, North America Information Services from November 2003 until December 2006.

Paulino R. Barros (57) has been President, International since July 2010. Prior thereto, he served as President of PB&C Global Investments, LLC, an international consulting and investment firm. Prior thereto, he was President of Global Operations for AT&T.

Joseph M. Loughran, III (46) has been President, North America Personal Solutions since January 4, 2010. Prior thereto, he was Senior Vice President — Corporate Development from April 2006 to December 2009. Prior to joining Equifax, he held various executive roles at BellSouth Corporation from May 2001 to April 2006, including most recently Managing Director-Corporate Strategy and Planning from May 2005 to April 2006.

Alejandro (“Alex”) Gonzalez (44) has been President, North America Commercial Solutions since January 2010. Prior thereto, he was Senior Vice President of Strategic Marketing from January 2006 to December 2009, and Customer Experience Leader for GE Insurance Solutions from January 2005 to December 2005.

Nuala M. King (60) has been Senior Vice President and Controller since May 2006. Prior thereto, she was Vice President and Corporate Controller from March 2004 to April 2006. Prior to joining Equifax, Ms. King served as Corporate Controller for UPS Capital from March 2001 until March 2004.

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

ITEM 1A. RISK FACTORS

All of the risks and uncertainties described below and the other information included in this Form 10-K should be considered and read carefully.  The risks described below are not the only ones facing us.  The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations.  This Form 10-K also contains forward-looking statements and estimates that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Uncertain general economic conditions could materially adversely affect us.

Although there has been some improvement in overall global macroeconomic conditions in 2013, we and our customers continue to be sensitive to negative changes in general economic conditions, both inside and outside the U.S.  Business customers use our credit information and related analytical services and data to process applications for new credit cards, automobile loans, home and equity loans and other consumer loans, and to manage their existing credit relationships. Bank and other lenders’ willingness to extend credit is adversely affected by elevated consumer delinquency and loan losses in a weak economy. Consumer demand for credit (i.e., rates of spending and levels of indebtedness) also tends to grow more slowly or decline during periods of economic contraction or slow economic growth. High or rising rates of unemployment and interest, declines in income, home prices, or investment values, lower consumer confidence and reduced access to credit adversely affect demand for our products and services, and consequently our revenue, as consumers may continue to postpone or reduce their spending and use of credit, and lenders may reduce the amount of credit offered or available.

In particular, our total mortgage-related revenue slowed dramatically in the second half of 2013, a trend we expect will continue through the first half of 2014.  Mortgage-related revenue was approximately 17% of our consolidated revenue in 2013.  For further information, see the “Business Environment and Company Outlook” and other sections of the Management’s Discussion and Analysis” in this Form 10-K.

The loss of access to credit, employment, financial and other data from external sources could harm our ability to provide our products and services.

We rely extensively upon data from external sources to maintain our proprietary and non-proprietary databases, including data received from customers, strategic partners and various government and public record sources. This data includes the widespread and voluntary contribution of credit data from most lenders in the U.S and many other markets as well as the contribution of data under proprietary contractual agreements, such as employers’ contribution of employment and income data to The Work Number, financial institutions’ contribution of individual financial data to IXI, telecommunications, cable and utility companies’ contribution of payment and fraud data to the National Cable, Telecommunications and Utility Exchange, and financial institutions’ contribution of small business borrowing information to the Small Business Financial Exchange. Although historically we have not experienced material issues in this regard, our data sources could withdraw, delay receipt of or increase the cost of their data provided to us for a variety of reasons, including legislatively or judicially imposed restrictions on use, security breaches or competitive reasons. Where we currently have exclusive use of data, the providers of the data sources could elect to make the information available to competitors. We also compete with several of our third-party data suppliers. If a substantial number of data sources or certain key data sources were to withdraw or be unable to provide their data, if we were to lose access to data due to government regulation, if we lose exclusive right to the use of data, or if the collection of data becomes uneconomical, our ability to provide products and services to our clients could be materially adversely impacted, which could result in decreased revenue, net income and earnings per share.  There can be no assurance that we would be able to obtain data from alternative sources if our current sources become unavailable.

Our markets are highly competitive and new product introductions and pricing strategies being offered by our competitors could decrease our sales and market share or require us to enhance our products and services or reduce our prices in a manner that reduces our operating margins.

We operate in a number of geographic, product and service markets that are highly competitive. Competitors may develop products and services that are superior to or that achieve greater market acceptance than our products and services. The size of our competitors varies across market segments, as do the resources we have allocated to the segments we target. Therefore, some of our competitors may have significantly greater financial, technical, marketing or other resources than we do in one or more of our market segments, or overall. As a result, our competitors may be in a position to respond more quickly than we can to new or emerging technologies and changes in customer requirements, or may devote greater resources than we can to the development, enhancement, promotion, sale and support of products and services. Moreover, new competitors or alliances among our competitors may emerge and potentially reduce our market share, revenue or margins.

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

If we do not introduce successful new products, services and analytical capabilities in a timely manner, our competitiveness and operating results will suffer.

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

In the ordinary course of business, we rely upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including business-to-business and business-to-consumer electronic commerce and internal accounting and financial reporting systems. Additionally, we collect and store sensitive data, including intellectual property, proprietary business information and personally identifiable information of our customers, employees, consumers and suppliers, in data centers and on information technology networks. The secure and uninterrupted operation of these networks and systems, and of the processing and maintenance of this information, is critical to our business operations and strategy.

Despite our substantial investment in physical and technological security measures, employee training, contractual precautions and business continuity plans, our information technology networks and infrastructure or those of our third party vendors and other service providers could be vulnerable to damage, disruptions, shutdowns, or breaches of confidential information due to criminal conduct, denial of service or other advanced persistent attacks by hackers, breaches due to employee error or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events.

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

Our customers and we are subject to various current governmental regulations, and could be affected by new laws or regulations, compliance with which may cause us to incur significant expenses and change our business practices, and if we fail to maintain satisfactory compliance with certain regulations, we could be subject to civil or criminal penalties.

We are subject to a number of U.S. and state and foreign laws and regulations relating to consumer privacy, data and financial protection.  The Fair Credit Reporting Act (FCRA) regulates the disclosure of consumer credit reports by consumer reporting agencies and the use of consumer report information by banks and other companies.  These regulations are complex, change frequently, have tended to become more stringent over time, and are subject to administrative interpretation and judicial construction in ways that could harm our business. Foreign data protection, privacy, consumer protection and other laws and regulations are often more restrictive than those in the U.S.  There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning data protection that could affect us.  For example, new data protection regulations currently being considered by the European Union (“EU”) legislative bodies propose more stringent operational requirements for entities processing personal information, such as stronger safeguards for data transfers to non-EU countries, reliance on express consent from data subjects (as opposed to assumed or implied consent), a right to require data processors to delete personal data, and stronger enforcement authorities and mechanisms.

The federal Dodd-Frank Act enacted in 2010 established the Consumer Financial Protection Bureau (CFPB) which has broad powers to regulate the offering of consumer financial products or services under federal consumer financial laws.  The CFPB is authorized to adopt rules, supervise and examine, and enforce and administer federal consumer laws, including most aspects of the FCRA and other laws applicable to us and our financial customers, and specifically to prohibit “unfair, deceptive or abusive acts or practices” (“UDAAP”).  The Dodd-Frank Act also empowers state attorneys general to bring civil actions to enforce the FCRA and CFPB regulations.  The review of products and practices to prevent unfair, deceptive or abusive conduct will be a continuing focus of the CFPB.  Utilizing its UDAAP authority, the CFPB has exercised its broad powers to examine the acts and practices of entities subject to its jurisdiction and declare those acts or practices, without notice, to be unfair, deceptive, or abusive.  During 2013, the CFPB announced more than 20 enforcement actions and imposed more than $73 million in civil penalties and $2.7 billion in restitution.  We are currently the subject of investigations by state attorneys general and the CFPB as more fully described under Item. 3 Legal Proceedings in this Form 10-K.

In the U.K., we are subject, effective April 1, 2014, to a new regulatory framework which provides for primary regulation by the Financial Conduct Authority (the “FCA”).  The FCA focuses on consumer protection and market regulation as well as prudential supervision of all other regulated financial institutions.  Our core credit reporting (“credit reference”) and debt collections services businesses in the U.K. are subject to FCA supervision and we will require certain corporate and “approved person” authorizations from the FCA to carry on such businesses.  The FCA has not yet fixed the date when credit reference agencies or collection businesses must apply for this authorization.  We are preparing to submit our license applications on or about October 1, 2014, which is the earliest date the FCA may require applications.  Although we do not currently anticipate any issues in receiving authorization, to the extent applicable licenses are not obtained in a timely manner, or at all, we may not conduct these businesses in the U.K.

We are devoting substantial compliance, legal and operational business resources to facilitate compliance with applicable rules, cooperate with CFPB supervisory examinations, and respond to other state and federal investigations of our business practices. Any failure by us to comply with, or remedy any violations of, applicable laws and regulations could result in the curtailment of certain of our operations, the imposition of fines and penalties, and restrictions on our ability to carry on or expand our operations. In addition, because many of our products are regulated or sold to customers in various industries, we must comply with additional regulations in marketing our products.  We cannot predict the ultimate impact on our business of new or proposed CFPB, FCA or other rules, supervisory examinations or government investigations or enforcement actions.

These laws and regulations (as well as actions that may be taken by legislatures and regulatory bodies in other countries) and the consequences of any violation could limit our ability to pursue business opportunities we might otherwise consider engaging in, impose additional costs on us, result in significant loss of revenue, result in significant restitution and fines, impact the value of assets we hold, or otherwise significantly adversely affect our business. See “Item 1. Business – Government Regulation” in this Form 10-K.

We are regularly involved in claims, suits, government investigations, supervisory examinations and other proceedings that may result in adverse outcomes.

We are regularly involved in claims, suits, government investigations, supervisory examinations and regulatory proceedings arising from the ordinary course of our business, including actions with respect to consumer protection and data protection, including purported class action lawsuits.  Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty.  Regardless of their outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors.  In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results, and financial condition.  The number of consumer lawsuits against us alleging a violation of FCRA has increased substantially over the past several years.

The acquisition, integration or divestiture of businesses by us may not produce the desired financial or operating results.

During 2013, we acquired TrustedID, a direct-to-consumer identity protection business, and several smaller international businesses. We also completed the integration of the credit services business and assets we acquired from CSC Credit Services, Inc. on December 28, 2012 for $1.0 billion.  In January 2014, we acquired TDX Group, a debt placement service and debt management platform company in the United Kingdom for approximately $327 million.  Expected benefits, synergies and growth from these initiatives may not materialize as planned. We may have difficulty assimilating new businesses and their products, services, technologies and personnel into our operations. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and materially adversely affect our operating results and financial condition. Also, we may not be able to retain key management and other critical employees after an acquisition.

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

The impact of consolidation in our customer end markets is difficult to predict and may harm our business.

The financial services, mortgage, retail and telecommunications industries to which we sell our products and services are intensely competitive and have been subject to increasing consolidation. Continuation of the consolidation trends in these and other industries could result in lower average prices for the larger combined entities, lower combined purchases of our services than were purchased cumulatively by separate entities prior to consolidation or existing competitors increasing their market share in newly consolidated entities, which could have a material adverse effect on our business, financial condition and results of operations. We may not be able to compete successfully in an increasingly consolidated industry and cannot predict with certainty how industry consolidation will affect our competitors or us.

The demand for some of our products and services may be negatively impacted to the extent the availability of free or less expensive consumer information increases.

Public or commercial, sources of free or relatively inexpensive consumer credit, credit score and other information have become increasingly available, particularly through the internet, and this trend is expected to continue.  Governmental agencies in particular have increased the amount of information to which they provide free public access and these or other sources of free or relatively inexpensive consumer information from competitors or other commercial sources may reduce demand for our services, particularly in our USCIS and Personal Solutions business units.  To the extent that our customers choose not to obtain services from us and instead rely on information obtained at no cost or relatively inexpensively from these public sources, our business, financial condition and results of operations may be adversely affected.

Our retirement and post-retirement pension plans are subject to financial market risks that could adversely affect our future results of operations and cash flows.

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

Sales outside the U.S. comprised 23% of our net operating revenue in 2013 and, as a result, our business is subject to various risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent an increasing portion of our total revenue. In addition, many of our employees, suppliers, job functions and facilities are located outside the U.S. Accordingly, our future results could be harmed by a variety of factors including:
•	changes in specific country or region political, economic or other conditions;
•	trade protection measures;
•	data privacy and consumer protection regulations;
•	difficulty in staffing and managing widespread operations;
•	differing labor, intellectual property protection and technology standards and regulations;
•	business licensing requirements or other requirements relating to making foreign direct investments, which could increase our cost of doing business in certain jurisdictions, prevent us from entering certain markets, increase our operating costs or lead to penalties or restrictions;
•	difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner;
•	implementation of exchange controls; and
•	geopolitical instability, including terrorism and war.

We earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including among others the British pound, the Canadian dollar, the Brazilian real, the Argentine peso, the Chilean peso and the Euro. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenue, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. In 2013, a general weakening of foreign currencies in countries where we have operations against the U.S. dollar had a negative impact on our results as reported in U.S. dollars.  See “Segment Financial Results – International – Latin America and “- Canada Consumer” and “Effects of Inflation and Changes in Foreign Currency Exchange rates” in the Management’s Discussion and Analysis section of this Form 10-K. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. We generally do not mitigate the risks associated with fluctuating exchange rates, although we may from time to time through forward contracts or other derivative instruments hedge a portion of our translational foreign currency exposure or exchange rate risks associated with material transactions which are denominated in a foreign currency. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Accordingly, fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, may materially affect our consolidated financial results.

We also have a cost method investment in a credit information company in Brazil valued in Brazilian reais.  Economic and competition risks within Brazil, and the company’s ability to successfully implement its strategic and operating plans, have had an adverse financial impact on the value of our investment and could result in an additional impairment of the investment.

Compliance with applicable U.S. and foreign laws and regulations, such as anti-corruption laws, tax laws, foreign exchange controls and restrictions on repatriation of earnings or other similar restraints, data privacy requirements, labor laws and anti-competition relations increases the cost of doing business in foreign jurisdictions.  Although we have implemented policies and procedures to comply with these laws and regulations, a violation by our employees, contractors or agents could nevertheless occur.

A downgrade to our credit ratings would increase our cost of borrowing under our credit facility and adversely affect our ability to access the capital markets.

The cost of borrowing under our unsecured revolving credit facility that matures on December 19, 2017 (the “Credit Agreement”) and our ability and the terms under which we may access the credit markets are affected by credit ratings assigned to our indebtedness by the major credit rating agencies.  These ratings are premised on our performance under assorted financial metrics, such as leverage and interest coverage ratios and other measures of financial strength, business and financial risk, industry conditions, transparency with rating agencies and timeliness of financial reporting.  Our current ratings have served to lower our borrowing costs and facilitate access to a variety of lenders.  However, there can be no assurance that our credit ratings or outlook will not be lowered in the future in response to adverse changes in these metrics caused by our operating results or by actions that we take, such as incurring additional indebtedness or by returning excess cash to shareholders through dividends or under our share repurchase program.  A downgrade of our credit ratings would increase our cost of borrowing under the Credit Agreement, negatively affect our ability to access the capital markets on advantageous terms, or at all, negatively affect the trading price of our securities and have a material adverse effect on our business, financial condition and results of operations.

Changes in interest rates could adversely affect our cost of capital and net income.

Rising interest rates, credit market dislocations and decisions and actions by credit rating agencies can affect the availability and cost of our funding and adversely affect our net income.

Our business will suffer if we are not able to retain and hire key personnel.

Our future success depends partly on the continued service of our key development, sales, marketing, executive and administrative personnel. Additionally, increased retention risk exists in certain key areas of our operations that require specialized skills, such as maintenance of certain legacy computer systems, data security experts and analytical modelers. If we fail to retain and hire a sufficient number of these personnel, we will not be able to maintain or expand our business. We believe our pay levels are competitive within the regions in which we operate. However, there is also intense competition for certain highly technical specialties in geographic areas where we continue to recruit, and it may become more difficult to retain our key employees.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Equifax has not received written comments regarding its periodic or current reports for the SEC staff that were issued 180 days or more preceding the end of its 2013 fiscal year and that remain unresolved.

ITEM 2. PROPERTIES

Our executive offices are located at 1550 Peachtree Street, N.W., Atlanta, Georgia. Our other properties are geographically distributed to meet sales and operating requirements worldwide. We consider these properties to be both suitable and adequate to meet our current operating requirements, and most of the space is being utilized. We ordinarily lease office space for conducting our business and are obligated under approximately 80 leases and other rental arrangements for our field locations. We owned 6 office buildings at December 31, 2013, including our executive offices, two buildings which house our Alpharetta, Georgia data center, two buildings utilized by our Workforce Solutions operations located in St. Louis, Missouri and Charleston, South Carolina, as well as a building utilized by our Latin America operations located in Sao Paulo, Brazil. We also own 23.5 acres adjacent to the Alpharetta, Georgia data center.

For additional information regarding our obligations under leases, see Note 7 of the Notes to Consolidated Financial Statements in this report. We believe that suitable additional space will be available to accommodate our future needs.

ITEM 3. LEGAL PROCEEDINGS

California Bankruptcy Litigation. In consolidated actions filed in the U.S. District Court for the Central District of California, captioned Terri N. White, et al. v. Equifax Information Services LLC, Jose Hernandez v. Equifax Information Services LLC, Kathryn L. Pike v. Equifax Information Services LLC, and Jose L. Acosta, Jr., et al. v. Trans Union LLC, et al. , plaintiffs asserted that Equifax violated federal and state law (the FCRA, the California Credit Reporting Act and the California Unfair Competition Law) by failing to follow reasonable procedures to determine whether credit accounts are discharged in bankruptcy, including the method for updating the status of an account following a bankruptcy discharge. On August 20, 2008, the District Court approved a Settlement Agreement and Release providing for certain changes in the procedures used by defendants to record discharges in bankruptcy on consumer credit files. That settlement resolved claims for injunctive relief, but not plaintiffs’ claims for damages. On May 7, 2009, the District Court issued an order preliminarily approving an agreement to settle remaining class claims. The District Court subsequently deferred final approval of the settlement and required the settling parties to send a supplemental notice to those class members who filed a claim and objected to the settlement or opted out, with the cost for the re-notice to be deducted from the plaintiffs’ counsel fee award.   Mailing of the supplemental notice was completed on February 15, 2011.  The deadline for this group of settling plaintiffs to provide additional documentation to support their damage claims or to opt-out of the settlement was March 31, 2011.  On July 15, 2011, following another approval hearing, the District Court approved the settlement. Several objecting plaintiffs subsequently filed notices of appeal to the U.S. Court of Appeals for the Ninth Circuit, which, on April 22, 2013, issued an order remanding the case to the District Court for further proceedings. On January 21, 2014, the District Court denied the objecting plaintiffs’ motion to disqualify counsel for the settling plaintiff and granted the motion of counsel for the settling plaintiffs to be appointed as interim lead class counsel.

State Attorney General Investigations. The Attorneys General of the State of Ohio and multiple other states commenced an investigation in late 2012 into certain business practices of the nationwide consumer reporting agencies (Equifax, Experian and TransUnion). Presently, there are 32 states participating in this investigation. In addition, the Attorneys General for the States of New York and Mississippi have commenced separate investigations into the same or similar matters being reviewed by the multi-state attorney general investigation. We are cooperating with the attorneys general in these investigations. At this time, we are unable to predict the outcomes of these investigations, including whether the investigations will result in any actions or proceedings being brought against us.

CFPB Investigation.  In February 2014, we received a Civil Investigative Demand (a “CID”) from the Consumer Financial Protection Bureau (the “CFPB”) as part of its investigation to determine whether nationwide consumer reporting agencies have been or are engaging in unlawful acts or practices relating to the advertising, marketing, sale or provision of consumer reports, credit scores or credit monitoring products in violation of the Dodd -Frank Act or the Fair Credit Reporting Act.  The CID requests the production of documents and answers to written questions.  We are cooperating with the CFPB in its investigation and are in discussions with the CFPB regarding our response to the CID.  At this time, we are unable to predict the outcome of this CFPB investigation, including whether the investigation will result in any action or proceeding against us.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Equifax’s common stock is traded on the New York Stock Exchange under the symbol “EFX.” As of January 31, 2014, Equifax had approximately 4,600 holders of record; however, Equifax believes the number of beneficial owners of common stock exceeds this number.

The table below sets forth the high and low sales prices per share of Equifax common stock, as reported on the New York Stock Exchange, for each quarter in the last two fiscal years and dividends declared per share:

	High Sales Price	Low Sales Price	Dividends (1)
	(In dollars)
2013
First Quarter	$59.83	$52.79	$0.22
Second Quarter	$63.91	$55.87	$0.22
Third Quarter	$65.65	$58.74	$0.22
Fourth Quarter	$69.64	$58.86	$0.22

2012
First Quarter	$44.60	$37.89	$0.18
Second Quarter	$48.03	$42.50	$0.18
Third Quarter	$49.49	$45.15	$0.18
Fourth Quarter	$55.52	$46.62	$0.18

(1)	Equifax’s Senior Credit Facility restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if a default exists or would result according to the terms of the credit agreement.

Shareholder Return Performance Graph

The graph on the following page compares Equifax’s five-year cumulative total shareholder return with that of the Standard & Poor’s Composite Stock Index (S&P 500) and a peer group index, the Dow Jones U.S. General Financial Index. The graph assumes that value of the investment in our Common Stock and each index was $100 on the last trading day of 2008 and that all quarterly dividends were reinvested without commissions. Our past performance may not be indicative of future performance.

COMPARATIVE FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG EQUIFAX INC., S&P 500 INDEX, AND DOW JONES U.S. GENERAL FINANCIAL INDEX

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS
VALUE OF $100 INVESTED AS OF JANUARY 1, 2009

	Fiscal Year Ended December 31,
	Initial	2009	2010	2011	2012	2013
Equifax Inc.	100.00	117.18	136.22	151.03	214.32	277.58
S&P 500 Index	100.00	126.46	145.51	148.59	172.37	228.19
DJ US General Financial Index	100.00	151.49	156.91	138.68	180.92	277.99

The table below contains information with respect to purchases made by or on behalf of Equifax of its common stock during the fourth quarter ended December 31, 2013:

Issuer Purchases of Equity Securities

				Maximum Number
				(or Approximate
			Total Number	Dollar Value)
	Total	Average	of Shares Purchased	of Shares that May
	Number	Price	as Part of	Yet Be Purchased
	of Shares	Paid	Publicly-Announced	Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
October 1 - October 31, 2013	43,255	$-	-	$215,115,511
November 1 - November 30, 2013	3,475	$-	-	$215,115,511
December 1 - December 31, 2013	-	$-	-	$215,115,511
Total	46,730	$-	-	$215,115,511

(1)	The total number of shares purchased includes: (a) shares purchased pursuant to our publicly-announced share repurchase program, or Program; and (b) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options and vesting of restricted stock, totaling 43,255 shares for the month of October 2013, 3,475 for the month of November 2013, and none for the month of December 2013.

(2)	Average price paid per share for shares purchased as part of our publicly-announced plan (includes brokerage commissions).

(3)	Under the share repurchase program authorized by our Board of Directors, we purchased 0.2 million common shares on the open market during the twelve months ended December 31, 2013 for $11.9 million. At December 31, 2013, the amount authorized for future share repurchases under the Program was $215.1 million.

Information relating to compensation plans under which the Company’s equity securities are authorized for issuance is included in the section captioned “Equity Compensation Plan Information” in our 2014 Proxy Statement and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The table below summarizes our selected historical financial information for each of the last five years. The summary of operations data for the years ended December 31, 2013, 2012, 2011, and the balance sheet data as of December 31, 2013 and 2012, have been derived from our audited Consolidated Financial Statements included in this report. The summary of operations data for the years ended December 31, 2010 and 2009, and the balance sheet data as of December 31, 2011, 2010 and 2009, have been derived from our audited Consolidated Financial Statements not included in this report. The historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements in this report.

	Twelve Months Ended
	December 31,
	2013(1)(2)	2012(3)(4)	2011(5)	2010(6)	2009(7)(8)(9)
	(In millions, except per share data)
Summary of Operations:
Operating revenue	$2,303.9	$2,073.0	$1,893.2	$1,797.5	$1,669.1
Operating expenses	1,692.7	1,593.0	1,424.6	1,375.1	1,288.5
Operating income	611.2	480.0	468.6	422.4	380.6
Consolidated income from continuing operations	341.5	275.3	238.8	238.8	223.3
Discontinued operations, net of tax (1)(6)	18.4	5.5	2.9	36.0	17.2
Net income attributable to Equifax	351.8	272.1	232.9	266.7	233.9
Dividends paid to Equifax shareholders	106.7	86.0	78.1	35.2	20.2
Diluted earnings per common share
Net income from continuing operations attributable to Equifax	$2.69	$2.18	$1.86	$1.83	$1.69
Discontinued operations attributable to Equifax	0.15	0.04	0.02	0.28	0.14
Net income attributable to Equifax	$2.84	$2.22	$1.88	$2.11	$1.83
Cash dividends declared per common share	$0.88	$0.72	$0.64	$0.28	$0.16
Weighted-average common shares outstanding (diluted)	123.7	122.5	123.7	126.5	127.9

	As of December 31,
	2013	2012(3)	2011	2010	2009(7)
	(In millions)
Balance Sheet Data:
Total assets	$4,539.9	$4,520.1	$3,518.7	$3,437.5	$3,550.5
Short-term debt and current maturities	296.5	283.3	47.2	20.7	183.2
Long-term debt, net of current portion	1,145.5	1,447.4	966.0	978.9	990.9
Total debt, net	1,442.0	1,730.7	1,013.2	999.6	1,174.1
Total equity	2,341.0	1,959.2	1,722.1	1,708.4	1,615.0

(1)	During the first quarter of 2013, we divested of two non-strategic business lines, Equifax Settlement Services, which was part of our Mortgage business within the USCIS operating segment, and Talent Management Services, which was part of our Employer Services business within our Workforce Solutions operating segment, for a total of $47.5 million. We have presented the Equifax Settlement Services and Talent Management Services operations as discontinued operations for all periods presented. For additional information about these divestitures, see Note 3 of the Notes to Consolidated Financial Statements in this report.

(2)	During the fourth quarter of 2013, the management of Boa Vista Servicos S.A., in which we hold a 15% cost method investment, revised its near-term outlook and its operating plans to reflect reduced near-term market expectations for credit information services in Brazil and increased investment needed to achieve its strategic objectives. As a result of these changes, and the associated near-term changes in cash flow expected from the business, we recorded a 40 million Brazilian Reais ($17.0 million) impairment of our original investment of 130 million Brazilian Reais. For additional information, see Note 2 of the Notes to Consolidated Financial Statements in this report.

(3)	On December 28, 2012, we acquired certain credit services business assets and operations of Computer Sciences Corporation (the “CSC Credit Services Acquisition”) for $1.0 billion. We financed the acquisition with available cash, the issuance of $500 million of 3.30% ten-year senior notes, and commercial paper borrowings under our CP program. The results of this acquisition are included in our USCIS segment after the date of acquisition and were not material for 2012. For additional information, see Note 4 of the Notes to Consolidated Financial Statements in this report.

(4)	During the fourth quarter of 2012, we offered certain former employees a voluntary lump sum payment option of their pension benefits or a reduced monthly annuity. Approximately 64% of the vested terminated participants elected to receive the lump sum payment which resulted in a payment of $62.6 million from the assets in the pension plan. An amendment to the USRIP was also approved which froze future salary increases for non-grandfathered participants and offered a one-time 9% increase to the service benefit. The settlement and amendment resulted in a $38.7 million pension charge. For additional information, see Note 11 of the Notes to Consolidated Financial Statements in this report.

(5)	On May 31, 2011, we completed the merger of our Brazilian business with Boa Vista Serviços S.A. (“BVS”) in exchange for a 15% equity interest in BVS, which was accounted for as a sale and was deconsolidated. BVS, an unrelated third party whose results we do not consolidate, is the second largest consumer and commercial credit information company in Brazil.

(6)	On April 23, 2010, we sold our APPRO product line (“APPRO”) for approximately $72 million. On July 1, 2010, we sold the assets of our Direct Marketing Services division (“DMS”) for approximately $117 million. Both of these were previously reported in our U.S. Consumer Information Solutions segment. We have presented the APPRO and DMS operations as discontinued operations for all periods presented.

(7)	On October 27, 2009, we acquired IXI Corporation for $124.0 million. On November 2, 2009, we acquired Rapid Reporting Verification Company for $72.5 million. The results of these acquisitions are included in our Consolidated Financial Statements subsequent to the acquisition dates.

(8)	During 2009, we recorded restructuring and asset write-down charges of $24.8 million ($15.8 million, net of tax).

(9)	During 2009, we recorded a $7.3 million income tax benefit related to our ability to utilize foreign tax credits beyond 2009.

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

BUSINESS OVERVIEW

We are a leading global provider of information solutions and human resources business process outsourcing services for businesses, governments, and consumers. We leverage some of the largest sources of consumer and commercial data, along with advanced analytics and proprietary decisioning technology, to create customized insights which enable our business clients to grow faster, more efficiently and more profitably, and to inform and empower consumers.

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

Segment and Geographic Information

Segments.   The U.S. Consumer Information Solutions, or USCIS, segment, the largest of our five segments, consists of three product and service lines: Online Consumer Information Solutions, or OCIS; Mortgage Solutions; and Consumer Financial Marketing Services. OCIS and Mortgage Solutions revenue is principally transaction-based and is derived from our sales of products such as consumer credit reporting and scoring, identity management and authentication, fraud detection and modeling services. USCIS also markets certain of our decisioning products which facilitate and automate a variety of consumer credit-oriented decisions. Consumer Financial Marketing Services revenue is principally project- and subscription-based and is derived from our sales of batch credit, consumer wealth or demographic information such as those that assist clients in acquiring new customers, cross-selling to existing customers and managing portfolio risk.

The International segment consists of Latin America, Europe and Canada Consumer. Canada Consumer’s products and services are similar to our USCIS offerings, while Europe and Latin America are made up of varying mixes of product lines that are in our USCIS, North America Commercial Solutions and North America Personal Solutions reportable segments.

The Workforce Solutions segment consists of the Verification Services and Employer Services business units. Verification Services revenue is transaction based and is derived primarily from employment, income and social security number verifications. Employer Services revenues are derived from our provision of certain human resources business process outsourcing services that include both transaction- and subscription-based product offerings. These services assist our clients with the administration of unemployment claims and employer-based tax credits and the handling of certain payroll-related transaction processing.

North America Personal Solutions revenue is both transaction- and subscription-based and is derived from the sale of credit monitoring and identity theft protection products, which we deliver electronically to consumers primarily via the internet and to a lesser extent through mail.

North America Commercial Solutions revenue is principally transaction based, with the remainder project based, and is derived from the sale of business information, credit scores and portfolio analytics that enable clients to utilize our reports to make financial, marketing and purchasing decisions related to businesses.

Geographic Information.   We currently operate in the following countries: Argentina, Brazil, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay, and the U.S. Our operations in the Republic of Ireland focus on data handling and customer support activities. We have an investment in the second largest consumer and commercial credit information company in Brazil and offer consumer credit services in India and Russia through joint ventures. Of the countries we operate in, 77% of our revenue was generated in the U.S. during the twelve months ended December 31, 2013.

Key Performance Indicators.   Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. Key performance indicators for the twelve months ended December 31, 2013, 2012 and 2011, include the following:

	Key Performance Indicators
	Twelve Months Ended
	December 31,
	2013	2012	2011
	(Dollars in millions, except per share data)
Operating revenue	$2,303.9	$2,073.0	$1,893.2
Operating revenue change	11%	10%	5%
Operating income	$611.2	$480.0	$468.6
Operating margin	26.5%	23.2%	24.8%
Net income attributable to Equifax	$351.8	$272.1	$232.9
Diluted earnings per share from continuing operations	$2.69	$2.18	$1.86
Cash provided by operating activities	$566.3	$496.3	$408.7
Capital expenditures	$83.3	$66.0	$75.0

Business Environment and Company Outlook

Demand for our services tends to be correlated to general levels of economic activity, to consumer credit activity, to a lesser extent small commercial credit and marketing activity, and to our own initiatives to expand our products and markets served. In 2013, in the United States, we experienced modest growth in overall economic activity and in general consumer credit, a moderate year-over-year decline in consumer mortgage activity, and continuing benefits from our internal product and market initiatives. As expected, after growing in the first half of 2013, total company mortgage related revenues declined significantly in the second half of 2013, a trend we expect will continue into the first half of 2014. As a result, our Mortgage Solutions business unit’s rate of year-over-year revenue growth slowed in 2013 and the mortgage-related components of revenue included in USCIS’ Online Consumer Information Solutions and Workforce Solutions’ Verification Services each declined in absolute terms compared to 2012.  While we continue to expect modest growth in overall economic activity and general consumer credit to continue in 2014, mortgage market origination activity is expected to continue declining due to elevated interest rates. Internationally, the environment continues to be challenging as various countries address their particular political, fiscal and economic issues. In addition, recent weakening in foreign exchange rates of certain of the countries in which we participate will reduce growth in revenue and profit when reported in U.S. dollars. Offsetting these challenges, we continue to expect that our ongoing investments in new product innovation, business execution, enterprise growth initiatives, technology infrastructure, and continuous process improvement will enable us, in a modestly growing economy, to deliver long-term average organic revenue growth ranging between 6% and 8% with additional growth of 1% to 2% derived from strategic acquisitions consistent with our long term business strategy. We also expect to grow earnings per share at a somewhat faster rate than revenue over time as a result of both operating and financial leverage. In 2014, we expect to offset the negative growth in mortgage-related revenues with strong revenue growth in our core, non-mortgage market initiatives.

RESULTS OF OPERATIONS —
TWELVE MONTHS ENDED DECEMBER 31, 2013, 2012 AND 2011

Consolidated Financial Results

Operating Revenue

	Twelve Months Ended December 31,			Change
				2013 vs. 2012		2012 vs. 2011
Operating Revenue	2013	2012	2011	$	%	$	%
	(Dollars in millions)

U.S. Consumer Information Solutions	$1,013.4	$869.3	$765.0	$144.1	17%	$104.3	14%
International	513.5	486.2	492.9	27.3	6%	(6.7)	-1%
Workforce Solutions	474.1	442.1	382.1	32.0	7%	60.0	16%
North America Personal Solutions	207.4	185.5	163.9	21.9	12%	21.6	13%
North America Commercial Solutions	95.5	89.9	89.3	5.6	6%	0.6	1%
Consolidated operating revenue	$2,303.9	$2,073.0	$1,893.2	$230.9	11%	$179.8	9%

Revenue for 2013 increased by 11% compared to 2012. The growth was driven by the acquisition of CSC Credit Services in the fourth quarter of 2012 (“CSC Credit Services Acquisition”) and the impact of strategic growth initiatives across our businesses. The first half of 2013 also benefitted from the impact of increased mortgage refinancing activity in the U.S., which, as expected, began to decline in the second half of 2013 as compared to the prior year.  This expected decline reduced reported growth rates in our USCIS and Workforce Solutions business units for the second half of 2013 as compared to the first half of 2013.  For the full year, the net decline in mortgage market activity reduced our revenue growth rate by approximately 1.7%.  The effect of foreign exchange rates reduced revenue by $20.4 million in the 2013 compared to 2012.

Revenue for 2012 increased by 9% compared to 2011. The deconsolidation of our Brazilian business, which resulted from the merger of our business into a larger entity during the second quarter of 2011, negatively impacted revenue growth by $35.4 million in 2012, compared to the prior year, while all other revenue increased by 12% compared to 2011. The growth in 2012 was driven by strong execution of key strategic initiatives and the impact of increased mortgage refinancing activity in the U.S.  The effect of foreign exchange rates, in locations other than Brazil, reduced revenue by $12.5 million in 2012 compared to the prior year.

Operating Expenses

	Twelve Months Ended December 31,			Change
				2013 vs. 2012		2012 vs. 2011
Operating Expenses	2013	2012	2011	$	%	$	%
	(Dollars in millions)

Consolidated cost of services	$787.3	$759.5	$703.9	$27.8	4%	$55.6	8%
Consolidated selling, general and administrative expenses	715.8	673.5	560.1	42.3	6%	113.4	20%
Consolidated depreciation and amortization expense	189.6	160.0	160.6	29.6	19%	(0.6)	0%
Consolidated operating expenses	$1,692.7	$1,593.0	$1,424.6	$99.7	6%	$168.4	12%

Cost of Services.   Cost of services increased $27.8 million in 2013 compared to the prior year. The increase in cost of services, when compared to 2012, was due primarily to increased salary and benefit costs of $27.8 million as well as smaller increases across other categories. The CSC Credit Services Acquisition did not have a material impact on cost of services as this business had already been processed on our systems under our previous affiliate arrangement. The effect of changes in foreign exchange rates reduced cost of services by $4.9 million.

Cost of services increased $55.6 million in 2012 compared to the prior year. The increase was due primarily to the impact of increased salary expense, direct production expenses and contract service expenses of $63.2 million as well as smaller increases in other expenses to support revenue growth. The increase in expense in 2012 was partially offset by decreases related to the deconsolidation of our Brazilian business. The impact of changes in foreign currency exchange rates decreased our cost of services by $3.4 million.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased $42.3 million in 2013 as compared to 2012.  The increase was due primarily to increased salary, severance, advertising, litigation and regulatory compliance expenses of $56.4 million as well as smaller increases in expense in various categories as we continue to support our business growth.  2013 expenses were also impacted by the CSC Credit Services Acquisition which contributed approximately $19 million of incremental selling, general and administrative expenses some of which are transitional expenses as we integrate the business. These expenses were partially offset by the $38.7 million non-cash pension settlement charge that occurred in the fourth quarter of 2012 and declines in incentive costs.  The impact of changes in foreign currency exchange rates decreased our selling, general and administrative expenses by $4.4 million.

The increase in selling, general and administrative expenses in 2012, as compared to 2011, included a $38.7 million non-cash pension settlement charge that occurred in the fourth quarter of 2012. The remaining increase was primarily due to increased salary, incentive, and professional and contractor services expenses of $66.4 million as well as higher marketing and other expenses partially offset by decreases in expenses related to the deconsolidation of our Brazilian business.  The impact of changes in foreign currency exchange rates decreased our selling, general and administrative expenses by $2.7 million.

Depreciation and Amortization.    The increase in depreciation and amortization expense in 2013, as compared to 2012, was driven by $49.1 million of incremental expense resulting from the CSC Credit Services Acquisition primarily related to amortization of purchased intangibles.  The CSC Credit Services Acquisition amortization is partially offset by certain purchased intangible assets related to the TALX acquisition in 2007 that became fully amortized during the second quarter of 2013 as well as other miscellaneous purchased intangible assets that fully depreciated during 2013.

The slight decrease in depreciation and amortization expense in 2012, as compared to 2011, is primarily due to the decline in amortization of certain purchased intangibles acquired as part of the TALX acquisition in 2007, which fully amortized during the second quarter of 2011, and the amortization and depreciation decrease resulting from the deconsolidation of our Brazilian business.  This decrease was partially offset by our two 2011 acquisitions within Workforce Solutions.

Operating Income and Operating Margin

	Twelve Months Ended December 31,			Change
				2013 vs. 2012			2012 vs. 2011
Operating Income and Operating Margin	2013	2012	2011	$	%		$	%
	(Dollars in millions)

Consolidated operating revenue	$2,303.9	$2,073.0	$1,893.2	$230.9	11%		$179.8	9%
Consolidated operating expenses	(1,692.7)	(1,593.0)	(1,424.6)	(99.7)	6%		(168.4)	12%
Consolidated operating income	$611.2	$480.0	$468.6	$131.2	27%		$11.4	2%
Consolidated operating margin	26.5%	23.2%	24.8%		3.3	pts		-1.6	pts

In 2013, operating income  increased faster than revenue due to margin improvements in our Workforce Solutions, North America Personal Solutions and North America Commercial Solutions businesses, reflecting rapid revenue growth and the ability to leverage our existing cost base. Operating income in 2012 was also negatively impacted by the $38.7 million pension settlement recorded during the fourth quarter of 2012.

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

Other Expense, Net

	Twelve Months Ended December 31,			Change
				2013 vs. 2012		2012 vs. 2011
Other Expense, Net	2013	2012	2011	$	%	$	%
	(Dollars in millions)

Consolidated interest expense	$70.2	$55.4	$55.1	$14.8	27%	$0.3	1%
Consolidated other expense (income), net	10.6	(6.7)	7.6	17.3	nm	(14.3)	nm
Consolidated other expense, net	$80.8	$48.7	$62.7	$32.1	66%	$(14.0)	-22%
Average cost of debt	4.6%	5.3%	5.5%
Total consolidated debt, net, at year end	$1,442.0	$1,730.7	$1,013.2	$(288.7)	-17%	$717.5	71%

Interest expense increased in 2013, when compared to 2012, due primarily to the issuance of $500 million of 3.30% ten-year senior notes in December 2012 to fund the CSC Credit Services Acquisition.  Our consolidated debt balance decreased, as compared to the prior year, as a result of paying down $265.0 million of commercial paper during 2013 that was used to partially fund the CSC Credit Services Acquisition.  The decrease in the average cost of debt for 2013 is due to the issuance of the $500 million senior notes at a low interest rate and additional low rate commercial paper outstanding on average, which caused the average cost of debt to decrease as compared to the prior year.

Interest expense increased slightly in 2012, when compared to the same period in 2011, due to the issuance of $500 million of 3.30% ten-year senior notes in December 2012. Our consolidated debt balance increased at December 31, 2012, as a result of the issuance of $500 million of 3.30% senior notes and additional borrowings in the form of commercial paper to partially fund the acquisition of CSC Credit Services. The decrease in the average cost of debt for 2012 is due to the issuance of the $500 million Senior Notes at a low interest rate and additional low rate commercial paper outstanding on average year to date, which caused the average cost of debt to decrease as compared to the prior year period.

The increase in other expense (income), net, in 2013 is due to the impairment of our cost method investment representing a 15% equity interest in Boa Vista Servicos S.A. (“BVS”) recorded in 2013.   During the fourth quarter of 2013, the management of BVS revised its near-term outlook and its operating plans to reflect reduced near-term market expectations for credit information services in Brazil and increased investment needed to achieve its strategic objectives.  As a result of these changes, and the associated near-term changes in cash flow expected from the business, we recorded a 40 million Brazilian Reais ($17.0 million) impairment of our original investment of 130 million Brazilian Reais.  If the economic growth in Brazil remains at lower than trend levels for an extended period or if BVS is unsuccessful in effectively implementing its strategy, further write-downs could be recognized in future periods.

Other expense (income), net in 2013 also includes $6.5 million in foreign exchange losses related to dividends declared by our subsidiary in Argentina and losses incurred in repatriating these funds.  These expenses were partially offset by an increase in our equity in the earnings of our Russian joint venture.

Other expense (income), net, from continuing operations for 2012, decreased $14.3 million, as compared to the prior year periods. The decrease is primarily due to the merger of our Brazilian business during the second quarter of 2011. On May 31, 2011, we completed the merger of our Brazilian business with BVS, which was accounted for as a sale and deconsolidated, in exchange for a 15% equity interest in BVS (the “Brazilian Transaction”).  We recorded a $10.3 million pre-tax loss on the Brazilian Transaction in other expense (income), net. Other expense, net, was also reduced in 2012 by higher income from our minority investment in Russia and interest earned on higher cash balances during 2012.

Income Taxes

	Twelve Months Ended December 31,			Change
				2013 vs. 2012		2012 vs. 2011
Provision for Income Taxes	2013	2012	2011	$	%	$	%
	(Dollars in millions)

Consolidated provision for income taxes	$188.9	$156.0	$167.1	$32.9	21%	$(11.1)	-7%
Effective income tax rate	35.6%	36.2%	41.2%

Our effective tax rate was 35.6% for 2013, down from 36.2% for the same period in 2012.  The 2013 rate benefitted by 3.7% as compared to the 2012 rate due to the unfavorable impact in 2012 of certain one-time effects caused by certain international tax planning implemented during 2012.  This was offset by a one-time 2.8% benefit in 2012 associated with a tax method change approved by tax authorities in 2012.  The 2013 effective rate increased by 0.6% as compared to 2012 due to increases in state income tax rates, which become effective in 2013. We expect our effective tax rate in 2014 to be in the range of 36% to 37%.

Our effective rate was 36.2% for 2012, down from 41.2% for the same period in 2011. The 2011 rate was higher primarily due to the impact of the Brazilian Transaction which increased our effective rate by 5.2%. In addition, the 2012 rate increased by 4.7% compared to the prior year due the one-time effects of certain international tax planning implemented during the year. This was offset by a 3.5% one-time benefit associated with a tax method change approved by tax authorities in 2012. In addition, the 2012 rate benefitted from certain federal, state and international benefits that we do not expect to recur in future years.

Net Income

	Twelve Months Ended December 31,			Change
				2013 vs. 2012		2012 vs. 2011
Net Income	2013	2012	2011	$	%	$	%
	(In millions, except per share amounts)

Consolidated operating income	$611.2	$480.0	$468.6	$131.2	27%	$11.4	2%
Consolidated other expense, net	(80.8)	(48.7)	(62.7)	(32.1)	66%	14.0	-22%
Consolidated provision for income taxes	(188.9)	(156.0)	(167.1)	(32.9)	21%	11.1	-7%
Consolidated net income from continuing operations	341.5	275.3	238.8	66.2	24%	36.5	15%
Discontinued operations, net of tax	18.4	5.5	2.9	12.9	230%	2.6	92%
Net income attributable to noncontrolling interests	(8.1)	(8.7)	(8.8)	0.6	-7%	0.1	-2%
Net income attributable to Equifax	$351.8	$272.1	$232.9	$79.7	29%	$39.2	17%
Diluted earnings per common share
Net income from continuing operations attributable to Equifax	$2.69	$2.18	$1.86	$0.51	23%	$0.32	17%
Discontinued operations attributable to Equifax	0.15	0.04	0.02	$0.11	231%	$0.02	100%
Net income attributable to Equifax	$2.84	$2.22	$1.88	$0.62	28%	$0.34	18%
Weighted-average shares used in computing
diluted earnings per share	123.7	122.5	123.7

Consolidated net income from continuing operations increased by $66.2 million, or 24%, in 2013 compared to 2012 due to increased operating income in all five of our operating segments, net of associated income taxes and higher interest expense as a result of our CSC Credit Services Acquisition. Net income attributable to Equifax for 2013, as compared to the prior year, also benefitted from increased income from discontinued operations, driven by an $18.4 million gain, after tax, on the sale of our Talent Management Services and Equifax Settlement Services business lines. This gain was primarily the result of an income tax benefit of $18.1 million, including $14.3 million of current tax benefits.  This increase was partially offset by the absence of earnings from the discontinued operations which benefitted the prior year period.

Consolidated net income from continuing operations increased $36.5 million, or 15%, in 2012 compared to 2011 due primarily to an $11.4 million increase in operating income in 2012, driven by improvements in four of our five business segments, and the $27.8 million loss recorded on the Brazilian Transaction (reflected in other expense and income tax expense, as previously described) in 2011, for which no comparable losses were incurred in 2012.

Segment Financial Results

U.S. Consumer Information Solutions

	Twelve Months Ended December 31,			Change
				2013 vs. 2012			2012 vs. 2011
U.S. Consumer Information Solutions	2013	2012	2011	$	%		$	%
	(Dollars in millions)

Operating revenue:
Online Consumer Information Solutions	$714.3	$626.0	$536.6	$88.3	14%		$89.4	17%
Mortgage Solutions	114.3	94.5	75.1	19.8	21%		19.4	26%
Consumer Financial Marketing Services	184.8	148.8	153.3	36.0	24%		(4.5)	-3%
Total operating revenue	$1,013.4	$869.3	$765.0	$144.1	17%		$104.3	14%
% of consolidated revenue	44%	42%	40%
Total operating income	$397.8	$345.2	$298.9	$52.6	15%		$46.3	15%
Operating margin	39.3%	39.7%	39.1%		-0.4	pts		0.6	pts

U.S. Consumer Information Solutions revenue increased 17% in 2013 as compared to the prior year. The CSC Credit Services Acquisition contributed 14% of the revenue growth in 2013.  The remaining growth resulted from mid-single digit percentage growth from core non-mortgage products and from strategic product, market penetration and pricing initiatives in the mortgage market more than offsetting a 2% decline from lower mortgage market activity in 2013.

The increase in revenue in 2012 as compared to 2011 was due to the impact of a high level of mortgage activity as well as certain new product, pricing and market penetration initiatives implemented during 2011 and into 2012.

OCIS.   Revenue for 2013 increased 14% when compared to the prior year.  This increase was driven primarily by the incremental revenue from the CSC Credit Services Acquisition as compared to the prior year. Excluding the CSC Credit Services Acquisition, revenue increased 1% in 2013 as compared to a year ago. A 3% decline in 2013 in organic credit report transaction volume compared to the prior year was due to a decline in mortgage-related credit report volume and lower volume from select high volume but lower priced accounts in the financial services market as well as changes in usage in the telecommunications sector.  This was offset by higher average unit revenue due to pricing initiatives and more favorable mix.

2012 revenue increased 17% when compared to the prior year.  About half of the increase resulted from increased volume and improved pricing in mortgage end-use markets, while the other half came predominantly from pricing and new product initiatives. For the year, core credit decision transaction volume increased by 4% while average revenue per transaction increased by 9%, resulting from the increase in mortgage volume (at higher than average pricing) as a share of our overall mix and from specific market segment pricing initiatives, while the remainder of our 17% growth came from products billed on a subscription basis and other revenue sources.

Mortgage Solutions.   Revenue increased 21% in 2013 when compared to the prior year period, due primarily to the incremental revenue resulting from the CSC Credit Services Acquisition which contributed 18% of the growth in 2013. Revenue also benefitted from increased new product sales and market share gains from existing customers. Revenue increased in 2012 when compared to 2011 due primarily to increased sales in core mortgage reporting services as a result of higher mortgage refinancings stimulated by historically low mortgage interest rates; the sale of new mortgage information products which help lenders better manage risk; and growth in settlement services revenue as a result of the favorable market conditions and increased market share from existing customers.

Consumer Financial Marketing Services.   Revenue increased $36.0 million, or 24%, in 2013, as compared to 2012. Revenue related to the CSC Credit Services Acquisition contributed approximately 11% of the revenue growth in 2013, with the remainder coming from account acquisition and analytical services products delivered to members of our key client program. Revenue also benefitted from the collection of certain reserved billings related to both 2013 and 2012.  Revenue decreased in 2012, as compared to 2011, resulting from a decline in demand for wealth-based consumer information services due to reductions in their use for credit marketing by some large financial institutions. This decrease was partially offset in by growth in traditional credit-based pre-screen revenue and increased portfolio management revenue.

U.S. Consumer Information Solutions Operating Margin.   USCIS operating margin decreased to 39.3% in 2013 as compared to 2012. Margin expansion from revenue growth was more than offset by increased depreciation and amortization expense and certain transitional expenses, both related to the CSC Credit Services Acquisition, and increased investments in growth initiatives. The increased depreciation and amortization expense was primarily a result of the additional $49.1 million in 2013 of acquisition-related amortization expense related to the CSC Credit Services Acquisition. In 2012, USCIS operating margins increased 60 basis points to 39.7% due to the benefits of strong revenue growth in a business with significant fixed costs.

International

	Twelve Months Ended December 31,			Change
				2013 vs. 2012			2012 vs. 2011
International	2013	2012	2011	$	%		$	%
	(Dollars in millions)

Operating revenue:
Latin America	$194.3	$187.4	$208.8	$6.9	4%		$(21.4)	-10%
Europe	188.0	169.7	158.7	18.3	11%		11.0	7%
Canada Consumer	131.2	129.1	125.4	2.1	2%		3.7	3%
Total operating revenue	$513.5	$486.2	$492.9	$27.3	6%		$(6.7)	-1%
% of consolidated revenue	22%	24%	26%
Total operating income	$148.1	$143.8	$132.2	$4.3	3%		$11.6	9%
Operating margin	28.8%	29.6%	26.8%		-0.8	pts		2.8	pts

International revenue increased by 6% in 2013 as compared to 2012. Local currency revenue increased 10% due to growth across the geographies, primarily the U.K., Argentina, and Canada. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $19.6 million, or 4%.

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

Latin America.     Revenue increased 4% in 2013 as compared to the prior year. In local currency, revenue growth was 12% in 2013 as compared to 2012 driven most significantly by growth in Argentina and to a lesser extent growth in Paraguay, Ecuador and Uruguay.  This growth was offset by a modest decline in Chile in the first half of 2013 due to regulatory changes in the allowable uses of credit information, which the impact on year over year comparisons was anniversaried late in the first half of 2013.  Local currency fluctuations against the U.S. dollar negatively impacted revenue by $15.6 million, or 8%, in 2013 principally due to depreciation in the foreign exchange rate of the Argentine peso.

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

Europe.   Revenue increased 11% in 2013 compared to the same periods in 2012 in both reported and local currency. The revenue growth was driven by increased revenue in the U.K., most notably from personal solutions offerings and from consumer credit information sold into new vertical markets, and in Spain from analytical services and new vertical market penetration, despite continued challenging economic conditions in both countries.  Local currency fluctuations against the U.S. dollar negatively impacted revenue by $0.1 million.

2012 revenue increased 7% compared to 2011. In local currency, revenue growth was 10% driven by increased sales primarily in the personal solutions and analytical services business lines despite more challenging economic conditions. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $4.4 million, or 3%.

Canada Consumer.   Local currency revenue increased 5% in 2013 compared to 2012 primarily due to new customers within our technology services sector along with growth in information and analytical services.   Local currency fluctuations against the U.S. dollar negatively impacted revenue by $4.0 million, or 3%, which resulted in 2% reported revenue growth in 2013 as compared to 2012.

Local currency revenue increased 4% in 2012, as compared to 2011, primarily due to increased volumes for our analytical services products.   Local currency fluctuations against the U.S. dollar negatively impacted revenue by $1.4 million, or 1%.

International Operating Margin.   Operating margin decreased in 2013 as compared to 2012 as the revenue growth was more than offset by increased investments in new business and strategic initiatives across most geographies in order to support future revenue growth.  Operating margin increased in 2012 as compared to 2011 primarily due to the deconsolidation of our Brazilian business, whose margins had declined in recent periods, slightly offset by restructuring expenses in the third quarter of 2012.   The 2011 operating margins were also impacted by increased investments in new product development and increased sales force, particularly in Brazil prior to the deconsolidation of the business.

Workforce Solutions

	Twelve Months Ended December 31,			Change
				2013 vs. 2012			2012 vs. 2011
Workforce Solutions	2013	2012	2011	$	%		$	%
	(Dollars in millions)

Operating Revenue:
Verfication Services	$279.3	$258.5	$192.5	$20.8	8%		$66.0	34%
Employer Services	194.8	183.6	189.6	11.2	6%		(6.0)	-3%
Total operating revenue	$474.1	$442.1	$382.1	$32.0	7%		$60.0	16%
% of consolidated revenue	21%	21%	20%
Total operating income	$142.6	$106.6	$89.5	$36.0	34%		$17.1	19%
Operating margin	30.1%	24.1%	23.4%		6.0	pts		0.7	pts

Verification Services.   Revenue increased 8% in 2013 compared to the prior year period.  In 2013 as compared to 2012, 17% growth in non-mortgage verification revenue was offset by a 1% decline in mortgage-related verification revenue due to the expected decline in mortgage market activity in the second half of 2013.  The growth in non-mortgage verification revenue was primarily a result of increased revenue mostly related to government, pre-employment and consumer finance customer segments.

Revenue increased 34% in 2012, compared to 2011, due to 36% growth in mortgage-related verification revenue resulting from the strong level of mortgage refinancing activity during 2012, 18% growth in non-mortgage verification revenue, and the benefit of our third quarter 2011 acquisition of DataVision Resources.

Employer Services.   2013 revenue increased 6% as compared to 2012. Revenue growth due to the renewal of the federal Work Opportunity Tax Credit program at the end of 2012 and growth in our transaction-based complementary services business was partially offset by lower overall claims activity in our unemployment cost management business and the expiration of the HIRE Act tax credit.

Revenue decreased 3% in 2012 as compared to 2011. Revenue declined in our Tax Management Services business due to lower overall claims activity in our unemployment cost management business and, beginning in the third quarter, the delay in the renewal of the federal Work Opportunity Tax Credit program which was renewed on December 31, 2012. This decline was partially offset by growth achieved in our transaction-based complementary services.

Workforce Solutions Operating Margin.   Operating margin for 2013 increased significantly compared to 2012. Margin expansion was driven by strong revenue growth in products with a high degree of fixed costs, strategic initiatives implemented to reduce costs, and from lower acquisition-related amortization. Operating margin for 2012 increased as compared to 2011. The increase in margin was driven by the revenue growth during the year in products with a high degree of fixed costs.

North America Personal Solutions

	Twelve Months Ended December 31,			Change
				2013 vs. 2012			2012 vs. 2011
North America Personal Solutions	2013	2012	2011	$	%		$	%
	(Dollars in millions)

Total operating revenue	$207.4	$185.5	$163.9	$21.9	12%		$21.6	13%
% of consolidated revenue	9%	9%	9%
Total operating income	$58.6	$50.4	$41.3	$8.2	16%		$9.1	22%
Operating margin	28.2%	27.2%	25.2%		1.0	pts		2.0	pts

Revenue increased 12% in 2013 as compared to the prior year primarily due to increased direct to consumer, Equifax-branded U.S.-based subscription service revenue which was up 10% in 2013 as well as strong growth of services in the Canadian market and the acquisition of TrustedID completed in the third quarter of 2013. The increase in the direct to consumer, Equifax-branded U.S.-based subscription service revenue was driven by new product sales and higher average revenue per subscriber, reflecting additional features in the Equifax product offering, as well as growth in subscribers. Transaction sales, breach services, and revenue from traditional partners each declined slightly. Operating margin increased in 2013 as compared to the prior year due to lower monitoring and credit file expenses resulting from the CSC Credit Services Acquisition, partially offset by the increased investment in sales and marketing expenses and the impact of the third quarter 2013 acquisition.  Looking forward, revenue from U.S. subscription services is expected to grow more slowly due to increased competition from free services and potential changes due to the regulatory environment.

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

North America Commercial Solutions

	Twelve Months Ended December 31,			Change
				2013 vs. 2012			2012 vs. 2011
North America Commercial Solutions	2013	2012	2011	$	%		$	%
	(Dollars in millions)

Total operating revenue	$95.5	$89.9	$89.3	$5.6	6%		$0.6	1%
% of consolidated revenue	4%	4%	5%
Total operating income	$21.4	$19.8	$23.6	$1.6	8%		$(3.8)	-16%
Operating margin	22.4%	22.0%	26.5%		0.4	pts		-4.5	pts

Revenue increased 6% in U.S. dollars and 7% in local currency in 2013 as compared to 2012. Transaction-based revenue serving credit risk needs of our customers, which represents approximately 60% of our revenue, grew 6% as compared to the prior year. Project-oriented revenue increased 8% in 2013 due to stronger demand for risk and marketing services projects as well as new product offerings. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $0.8 million, or 1%. Operating margin increased for 2013 compared to the prior year as revenue growth in a business with significant fixed costs outpaced our investments in the business.

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

General Corporate Expense

	Twelve Months Ended December 31,			Change
				2013 vs. 2012		2012 vs. 2011
General Corporate Expense	2013	2012	2011	$	%	$	%
	(Dollars in millions)

General corporate expense	$157.3	$185.8	$116.9	$(28.5)	-15%	$68.9	59%

Our general corporate expenses are costs that are incurred at the corporate level and include those expenses impacted by corporate direction, such as shared services, administrative, legal, equity compensation costs and restructuring expenses. General corporate expenses decreased by $28.5 million in 2013, compared to 2012, primarily due to the $38.7 million pension settlement recorded in 2012 partially offset by higher salary, benefit and restructuring costs as well as spending to support corporate growth and infrastructure initiatives.

General corporate expenses increased by $68.9 million in 2012, compared to 2011, primarily due to the $38.7 million pension settlement recorded in 2012 along with higher salary and incentive costs, spending to support corporate growth and infrastructure initiatives, and costs associated with completing the CSC Credit Services Acquisition, partially offset by lower technology costs.

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

Sources and Uses of Cash

Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity. We expect that funds generated from results of operations will be sufficient to finance our anticipated working capital and other cash requirements (such as capital expenditures, interest payments, debt payments, potential pension funding contributions and dividend payments) for the foreseeable future. In the event that credit market conditions were to deteriorate, we would rely more heavily on borrowings from the Senior Credit Facility as described below. At December 31, 2013, $748.6 million was available to borrow under our Senior Credit Facility. Our Senior Credit Facility does not include a provision under which lenders could refuse to allow us to borrow under this facility in the event of a material adverse change in our financial condition, as long as we are in compliance with the covenants contained in the lending agreement.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the twelve months ended December 31, 2013, 2012 and 2011:

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(Dollars in millions)

Operating activities	$566.3	$496.3	$408.7	$70.0	$87.6
Investing activities	$(133.6)	$(1,083.6)	$(204.1)	$950.0	$(879.5)
Financing activities	$(333.1)	$606.3	$(195.9)	$(939.4)	$802.2

Operating Activities

Cash provided by operating activities for 2013 increased by $70.0 million compared to 2012.  Cash provided from net income, excluding the impact of the 2013 divestitures, the impairment of our cost method investment in 2013, the impact of the 2012 pension settlement, and adjusting for an increase in amortization expense resulting from the CSC Credit Services Acquisition, increased $65.3 million.  This increase in cash from operations was driven by the increase in net income in 2013 as compared to 2012.

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

Fund Transfer Limitations.   The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited, in some cases, by certain restrictions imposed by foreign governments, such as Argentina; these restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends. We currently hold $98.0 million of cash in our foreign subsidiaries.

Investing Activities

	Twelve Months Ended December 31,			Change
Net cash used in:	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(Dollars in millions)

Capital expenditures	$(83.3)	$(66.0)	$(75.0)	$(17.3)	$9.0

Our capital expenditures are used for developing, enhancing and deploying new and existing software in support of our expanding product set, replacing or adding equipment, updating systems for regulatory compliance, licensing of standard software applications, investing in system reliability, security and disaster recovery enhancements, and updating or expanding our office facilities.

Capital expenditures in 2013 increased from 2012 as we are continuing to invest in new products and technology infrastructure. Capital expenditures in 2012 were lower than 2011 primarily due to the purchase of a building in our Workforce Solutions segment during the first quarter of 2011.

Acquisitions, Divestitures and Investments

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(Dollars in millions)

Acquisitions, net of cash acquired	$(91.4)	$(1,016.4)	$(127.4)	$925.0	$(889.0)
Cash received from divestitures	$47.5	$2.5	$2.5	$45.0	$-
Investment in unconsolidated affiliates, net	$(6.4)	$(3.7)	$(4.2)	$(2.7)	$0.5

2013 Acquisitions and Investments.   During the third quarter of 2013, we acquired TrustedID, a direct-to-consumer identity protection business that is included as part of our North America Personal Solutions business unit. During the fourth quarter of 2013, we completed two acquisitions in Paraguay and Mexico in the Latin America region of our International segment.

In the first quarter of 2013, we divested of two non-strategic business lines, Equifax Settlement Services which was part of our Mortgage business within the USCIS operating segment and Talent Management Services which was part of our Employer Services business within our Workforce Solutions operating segment, for a total of $47.5 million. $3.5 million of the proceeds of the sale of Talent Management Services was placed into an escrow account and will be released to us 18 months after the transaction date.  We also divested of two other small non-strategic operations.

We invested $5.4 million in our joint venture in Russia in 2013 to increase our percentage ownership interest as well as $1.0 million in another international entity.

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

We received $2.5 million from the escrow account established as a result of our 2010 sale of our APPRO product line during the second quarter of 2011. During 2011, we also invested $4.2 million in our joint ventures in India and Russia.

For additional information about our acquisitions, see Note 4 of the Notes to Consolidated Financial Statements in this report.

Financing Activities

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(Dollars in millions)
Net short-term borrowings (repayments)	$(267.3)	$234.1	$24.4	$(501.4)	$209.7
Payments on long-term debt	$(15.0)	$(15.2)	$(16.7)	$0.2	$1.5
Proceeds from issuance of long-term debt	$-	$499.2	$-	$(499.2)	$499.2

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

At December 31, 2013, there were no borrowings outstanding under our Senior Credit Facility and no commercial paper notes outstanding. At December 31, 2013, a total of $748.6 million was available under our Senior Credit Facility.

At December 31, 2013, approximately 81% of our debt was fixed rate and 19% was effectively variable rate. Our variable-rate debt, consists of our five-year senior notes due 2014 (against which we have executed interest rate swaps to convert interest expense from fixed rates to floating rates), generally bearing interest based on a specified margin plus a base rate (LIBOR), and of our issued commercial paper, which bears short-term interest rates based on the CP market for investment grade issuers. The interest rates reset periodically, depending on the terms of the respective financing arrangements. At December 31, 2013, interest rates on our variable-rate debt ranged from 1.87% to 2.04%.

Borrowing and Repayment Activity.   Net short-term borrowings (repayments) primarily represent borrowings or repayments of outstanding amounts under our CP program. We primarily borrow under our CP program, when available.

The decrease in net short-term borrowings (repayments) in 2013 primarily reflects the repayment of $265.0 million of CP notes that were outstanding as of December 31, 2012. The change in net short-term borrowings (repayments) in 2012 primarily reflects the outstanding borrowings of $265.0 million of CP notes as of December 31, 2012, that was used to partially finance the acquisition of CSC Credit Services.

On December 17, 2012, we received proceeds of $499.2 million from the issuance of ten-year senior notes with a stated interest rate of 3.30% in an underwritten public offering. Interest is payable semi-annually in arrears on December 15 and June 15 of each year. We used the net proceeds of the sale of the notes to partially finance the acquisition of CSC Credit Services in December 2012.

Debt Covenants.   Our outstanding indentures and comparable instruments contain customary covenants including, for example, limits on secured debt and sale/leaseback transactions. In addition, our Senior Credit Facility requires us to maintain a maximum leverage ratio of not more than 3.5 to 1.0, and limits the amount of subsidiary debt. Our leverage ratio was 1.74 at December 31, 2013. None of these covenants are considered restrictive to our operations and, as of December 31, 2013, we were in compliance with all of our debt covenants.

We do not have any credit rating triggers that would accelerate the maturity of a material amount of our outstanding debt; however, our senior notes contain change in control provisions. If we experience a change of control or publicly announce our intention to effect a change of control and the rating on the senior notes is lowered by Standard & Poor’s, or S&P, and Moody’s Investors Service, or Moody’s, below an investment grade rating within 60 days of such change of control or notice thereof, then we will be required to offer to repurchase the senior notes at a price equal to 101% of the aggregate principal amount of the senior notes plus accrued and unpaid interest.

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

Long-term ratings of BBB- and Baa3 or better by S&P and Moody’s, respectively, reflect ratings on debt obligations that fall within a band of credit quality considered to be “investment grade”. At December 31, 2013, the long-term ratings for our obligations were BBB+ and Baa1, which are consistent with the ratings and outlooks which existed at December 31, 2012. A downgrade in our credit rating would increase the cost of borrowings under our CP program and credit facilities, and could limit, or in the case of a significant downgrade, preclude our ability to issue CP. If our credit ratings were to decline to lower levels, we could experience increases in the interest cost for any new debt. In addition, the market’s demand for, and thus our ability to readily issue, new debt could become further affected by the economic and credit market environment.

For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 6 of the Notes to Consolidated Financial Statements in this report.

Equity Transactions

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(Dollars in millions)

Treasury stock purchases	$(11.9)	$(85.1)	$(142.3)	$73.2	$57.2
Dividends paid to Equifax shareholders	$(106.7)	$(86.0)	$(78.1)	$(20.7)	$(7.9)
Dividends paid to noncontrolling interests	$(10.5)	$(4.8)	$(5.6)	$(5.7)	$0.8
Proceeds from exercise of stock options	$47.8	$68.3	$23.7	$(20.5)	$44.6
Excess tax benefits from stock-based compensation plans	$14.6	$1.7	$1.2	$12.9	$0.5
Contributions from noncontrolling interests	$16.7	$-	$-	$16.7	$-

Sources and uses of cash related to equity during the twelve months ended December 31, 2013, 2012 and 2011 were as follows:

•	Under share repurchase programs authorized by our Board of Directors, we purchased 0.2 million, 1.9 million, and 4.2 million common shares on the open market during the twelve months ended December 31, 2013, 2012 and 2011, respectively, for $11.9 million, $85.1 million and $142.3 million, respectively, at an average price per common share of $59.74, $45.73 and $34.19, respectively. At December 31, 2013, under the existing board authorization, the Company is approved for additional stock repurchases valued at $215.1 million.

•	During the twelve months ended December 31, 2013, 2012 and 2011, we paid cash dividends to Equifax shareholders of $106.7 million, $86.0 million and $78.1 million, respectively, at $0.88 per share for 2013, $0.72 per share for 2012 and $0.64 per share for 2011.

Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual obligations and commitments as of December 31, 2013. The table excludes commitments that are contingent based on events or factors uncertain at this time. Some of the excluded commitments are discussed below the footnotes to the table.

	Payments due by
	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
	(In millions)
Debt (including capitalized lease obligation) (1)	$1,438.1	$290.6	$-	$272.5	$875.0
Operating leases (2)	97.2	19.1	24.2	13.6	40.3
Data processing, outsourcing agreements
and other purchase obligations (3)	97.5	66.0	24.7	3.8	3.0
Other long-term liabilities (4) (6)	98.4	6.7	13.1	10.5	68.1
Interest payments (5)	750.9	66.2	119.6	93.9	471.2
	$2,482.1	$448.6	$181.6	$394.3	$1,457.6

(1)	The amounts are gross of unamortized discounts totaling $2.1 million and fair value adjustments of $6.0 million at December 31, 2013. Total debt on our Consolidated Balance Sheets is net of the unamortized discounts and fair value adjustments.

(2)	Our operating lease obligations principally involve office space and equipment, which include the ground lease associated with our headquarters building that expires in 2048.

(3)	These agreements primarily represent our minimum contractual obligations for services that we outsource associated with our computer data processing operations and related functions, and certain administrative functions. These agreements expire between 2013 and 2018.

(4)	These long-term liabilities primarily relate to obligations associated with certain pension, postretirement and other compensation-related plans, some of which are discounted in accordance with U.S. generally accepted accounting principles, or GAAP. We made certain assumptions about the timing of such future payments. In the table above, we have not included amounts related to future pension plan obligations, as such required funding amounts beyond 2013 have not been deemed necessary due to our current expectations regarding future plan asset performance.

(5)	For future interest payments on variable-rate debt, which are generally based on a specified margin plus a base rate (LIBOR) or on CP rates for investment grade issuers, we used the variable rate in effect at December 31, 2013 to calculate these payments. Our variable rate debt at December 31, 2013, consisted of CP, borrowings under our credit facilities and our five-year senior notes due 2014 (against which we have executed interest rate swaps to convert interest expense from fixed rates to floating rates). Future interest payments related to our Senior Credit Facility and our CP program are based on the borrowings outstanding at December 31, 2013 through their respective maturity dates, assuming such borrowings are outstanding until that time. The variable portion of the rate at December 31, 2013 ranged from 1.87% to 2.04% for all of our variable-rate debt. Future interest payments may be different depending on future borrowing activity and interest rates.

(6)	This table excludes $22.6 million of unrecognized tax benefits, including interest and penalties, as we cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities.

Off-Balance Sheet Transactions

We do not engage in off-balance sheet financing activities.

Pursuant to the terms of certain industrial revenue bonds, we have transferred title to certain of our fixed assets with total costs of $82.6 million and $70.7 million, as of December 31, 2013 and 2012, respectively, to a local governmental authority in the U.S. to receive a property tax abatement related to economic development. The title to these assets will revert back to us upon retirement or cancellation of the applicable bonds. These fixed assets are still recognized on the Company’s Consolidated Balance Sheets as all risks and rewards remain with the Company.

Letters of Credit and Guarantees

We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit was not material at December 31, 2013, and all have a remaining maturity of one year or less. Guarantees are issued from time to time to support the needs of our operating units. The maximum potential future payments we could be required to make under the guarantees is not material at December 31, 2013.

Benefit Plans

We sponsor a qualified defined benefit retirement plan (the U.S. Retirement Income Plan, or USRIP) that covers approximately 20% of current U.S. salaried employees who were hired on or before June 30, 2007, the last date on which an individual could be hired and enter the plan before the USRIP was frozen to new participation at December 31, 2008. This plan also covers many retirees as well as certain terminated but vested individuals not yet in retirement status. We also sponsor a defined benefit plan that covers most salaried and hourly employees in Canada (the Canadian Retirement Income Plan, or CRIP). The CRIP was frozen to new participants entering the plan on or after October 1, 2011.

At December 31, 2013, the USRIP met or exceeded ERISA’s minimum funding requirements. During the twelve months ended December 31, 2013 and 2012, we did not make any contributions to the USRIP.  We contributed $2.6 million and $3.7 million to the CRIP during the twelve months ended December 31, 2013 and 2012, respectively. In the future, we will make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and liquidity needs. We believe additional funding contributions, if any, would not prevent us from continuing to meet our liquidity needs, which are primarily funded from cash flows generated by operating activities, available cash and cash equivalents, and our credit facilities.

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

Seasonality

We experience seasonality in certain of our revenue streams. Revenue generated from the Employer Services business unit within the Workforce Solutions operating segment is generally higher in the first quarter due primarily to the provision of Form W-2 preparation services, which occur in the first quarter each year. Revenue from our OCIS and Mortgage Solutions business units tends to increase in periods of the year in which our customers have higher volumes of credit granting decisions, most commonly the second and third calendar quarters. Revenues in our North America Commercial business and the Consumer Financial Marketing Services business line within USCIS are typically highest in the fourth quarter each year due to the timing of certain significant annual renewals of project-based agreements. On a consolidated basis, combining all of these businesses, and assuming normal economic conditions, first quarter revenue is normally the lowest quarterly revenue of the year, and the fourth quarter is the highest.

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

The goodwill balance at December 31, 2013, for our nine reporting units was as follows:

December 31,
2013
(In millions)
Consumer Information Solutions	$971.4
ID Management	61.1
Europe	124.2
Latin America	247.5
Canada Consumer	29.3
North America Personal Solutions	16.7
North America Commercial Solutions	37.2
Verification Services	738.7
Employer Services	169.0
Total goodwill	$2,395.1

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

Judgments and Uncertainties — In determining the fair value the ID Management and Latin America reporting units for which we performed a quantitative test, we used a combination of the income and market approaches to estimate the reporting unit’s business enterprise value.

Under the income approach, we calculate the fair value of a reporting unit based on estimated future discounted cash flows which require assumptions about short and long-term revenue growth rates, operating margins for each reporting unit, discount rates, foreign currency exchange rates and estimates of capital charges. The assumptions we use are based on what we believe a hypothetical marketplace participant would use in estimating fair value. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings before income taxes, depreciation and amortization, for benchmark companies. We believe the benchmark companies used for each of the reporting units serve as an appropriate input for calculating a fair value for the reporting unit as those benchmark companies have similar risks, participate in similar markets, provide similar services for their customers and compete with us directly. The companies we use as benchmarks are principally outlined in our “Competition” discussion in Item 1 of our 2013 Form 10-K. Data for the benchmark companies was obtained from publicly available information. Latin America and ID Management have benchmark companies that conduct operations of businesses of a similar type, such as Experian Group Limited and Fair Isaac Corporation. Valuation multiples were selected based on a financial benchmarking analysis that compared the reporting unit’s operating result with the comparable companies’ information. In addition to these financial considerations, qualitative factors such as variations in growth opportunities and overall risk among the benchmark companies were considered in the ultimate selection of the multiple.

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

No new indications of impairment existed during the fourth quarter of 2013, thus no impairment testing was updated as of December 31, 2013.

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

We also use our judgment to determine whether it is more likely than not that we will sustain positions that we have taken on tax returns and, if so, the amount of benefit to initially recognize within our financial statements. We review our uncertain tax positions and adjust our unrecognized tax benefits in light of changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. These adjustments to our unrecognized tax benefits may affect our income tax expense. Settlement of uncertain tax positions may require use of our cash. At December 31, 2013, $22.6 million was recorded for uncertain tax benefits, including interest and penalties, of which it is reasonably possible that up to $6.0 million of our unrecognized tax benefit may change within the next twelve months.

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

The expected rate of return on plan assets is based on both our historical returns and forecasted future investment returns by asset class, as provided by our external investment advisor. In 2013, the U.S. pension plan investment returns of 11.4% exceeded the expected return of 7.5% for the fourth time in the last five years. The expected return for 2014 remains at 7.5%, which is consistent with the rate used for 2013. The CRIP earned 13.5% in 2013 also exceeding its expected return of 6.75% for the fourth time in five years. The CRIP has a lower expected return due to a higher asset allocation to fixed income securities. Our weighted-average expected rate of return for both plans for 2014 is 7.43% which was also the 2013 expected rate.

Annual differences, if any, between the expected and actual returns on plan assets are included in unrecognized net actuarial gain or loss, a component of other comprehensive income. In calculating the annual amortization of the unrecognized net actuarial gain or loss, we use a market-related value of assets that smoothes actual investment gains and losses on plan assets over a period up to five years. The resulting unrecognized net actuarial gain or loss amount is recognized in net periodic pension expense over the average remaining life expectancy of the participant group since almost all participants are inactive.  The market-related value of our assets was $554.8 million at December 31, 2013. We do not expect our 2014 net periodic benefit cost, which includes the effect of the market-related value of assets, to be materially different than our 2013 cost. See Note 11 of the Notes to the Consolidated Financial Statements for details on changes in the pension benefit obligation and the fair value of plan assets.

Effect if actual results differ from assumptions — We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that are used in our actuarial valuations. Adjusting our weighted-average expected long-term rate of return (7.43% at December 31, 2013) by 50 basis points would change our estimated pension expense in 2014 by approximately $2.8 million. Adjusting our weighted-average discount rate (5.07% at December 31, 2013) by 50 basis points would change our estimated pension expense in 2014 by approximately $0.8 million. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in pension expense that could be material.

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

For the year ended December 31, 2013, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2013 would have increased our revenue by $52.0 million and our pre-tax operating profit by $17.4 million. For the year ended December 31, 2012, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2012 would have increased our revenue by $49.4 million and our pre-tax operating profit by $16.7 million. A 10% stronger U.S. dollar would have resulted in similar decreases to our revenue and pre-tax operating profit for 2013 and 2012.

On average across our mix of international businesses, foreign currencies at December 31, 2013, were weaker against the U.S. dollar than the average foreign exchange rates that prevailed across the full year 2013.  As a result, if foreign exchange rates were unchanged throughout 2014, foreign exchange translation would reduce growth as reported in U.S. dollars.  As foreign exchange rates change daily, there can be no assurance that foreign exchange rates will remain constant throughout 2014, and rates could go either higher or lower.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our variable-rate, long-term Senior Credit Facility and commercial paper borrowings, as well as our interest rate swaps which economically convert our 2014 fixed rate bonds from a fixed rate of interest to a floating rate. We attempt to achieve the lowest all-in weighted-average cost of debt while simultaneously taking into account the mix of our fixed- and floating-rate debt, and the average life and scheduled maturities of our debt. At December 31, 2013, our weighted average cost of debt was 4.6% and weighted-average life of debt was 9.3 years. At December 31, 2013, 81% of our debt was fixed rate, and the remaining 19% was variable rate after giving effect to the interest rate swaps on our 2014 bonds. Occasionally we use derivatives to manage our exposure to changes in interest rates by entering into interest rate swaps. A 100 basis point increase in the weighted-average interest rate on our variable-rate debt would have increased our 2013 interest expense by $2.8 million.

Based on the amount of outstanding variable-rate debt, we have exposure to interest rate risk. In the future, if our mix of fixed-rate and variable-rate debt were to change due to additional borrowings under existing or new variable-rate debt, we could have additional exposure to interest rate risk. The nature and amount of our long-term and short-term debt, as well as the proportionate amount of fixed-rate and variable-rate debt, can be expected to vary as a result of future business requirements, market conditions and other factors.

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

Management assessed the effectiveness of Equifax’s internal control over financial reporting as of December 31, 2013. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“1992 Framework”). Management’s assessment included an evaluation of the design of Equifax’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of its Board of Directors. During 2013, the Company acquired three businesses. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information regarding the acquisitions.  Management has excluded these businesses from its assessment of and conclusion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2013.  The acquisitions were not material to the 2013 consolidated financial statements.

Based on this assessment, management determined that, as of December 31, 2013, Equifax maintained effective internal control over financial reporting. Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Equifax Inc.:

We have audited Equifax Inc.’s (“Equifax” or “the Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“1992 framework”) (the COSO criteria). Equifax’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of three businesses acquired during 2013 which are included in the 2013 consolidated financial statements of Equifax Inc. and were not material to the 2013 consolidated financial statements.  Our audit of internal control over financial reporting of Equifax Inc. also did not include an evaluation of the internal control over financial reporting of the three acquired businesses.

In our opinion, Equifax Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity and other comprehensive income for each of the three years in the period ended December 31, 2013, of Equifax Inc. and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Equifax Inc.:

We have audited the accompanying consolidated balance sheets of Equifax Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity and other comprehensive income for each of the three years in the period ended December 31, 2013.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(1). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equifax Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Equifax Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (“1992 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 27, 2014

CONSOLIDATED STATEMENTS OF INCOME

	Twelve Months Ended
	December 31,
	2013	2012	2011
(In millions, except per share amounts)
Operating revenue	$2,303.9	$2,073.0	$1,893.2
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	787.3	759.5	703.9
Selling, general and administrative expenses	715.8	673.5	560.1
Depreciation and amortization	189.6	160.0	160.6
Total operating expenses	1,692.7	1,593.0	1,424.6
Operating income	611.2	480.0	468.6
Interest expense	(70.2)	(55.4)	(55.1)
Other (expense) income, net	(10.6)	6.7	(7.6)
Consolidated income from continuing operations before income taxes	530.4	431.3	405.9
Provision for income taxes	(188.9)	(156.0)	(167.1)
Consolidated income from continuing operations	341.5	275.3	238.8
Income from discontinued operations, net of tax	18.4	5.5	2.9
Consolidated net income	359.9	280.8	241.7
Less: Net income attributable to noncontrolling interests	(8.1)	(8.7)	(8.8)
Net income attributable to Equifax	$351.8	$272.1	$232.9
Amounts attributable to Equifax:
Net income from continuing operations attributable to Equifax	$333.4	$266.6	$230.0
Discontinued operations, net of tax	18.4	5.5	2.9
Net income attributable to Equifax	$351.8	$272.1	$232.9
Basic earnings per common share:
Income from continuing operations attributable to Equifax	$2.75	$2.22	$1.89
Discontinued operations	0.15	0.05	0.02
Net income attributable to Equifax	$2.90	$2.27	$1.91
Weighted-average shares used in computing basic earnings per share	121.2	119.9	121.9
Diluted earnings per common share:
Income from continuing operations attributable to Equifax	$2.69	$2.18	$1.86
Discontinued operations	0.15	0.04	0.02
Net income attributable to Equifax	$2.84	$2.22	$1.88
Weighted-average shares used in computing diluted earnings per share	123.7	122.5	123.7
Dividends per common share	$0.88	$0.72	$0.64

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Twelve Months Ended December 31,
	2013			2012			2011
	Equifax	Noncontrolling		Equifax	Noncontrolling		Equifax	Noncontrolling
	Shareholders	Interests	Total	Shareholders	Interests	Total	Shareholders	Interests	Total

	(In millions)
Net income	$351.8	$8.1	$359.9	$272.1	$8.7	$280.8	$232.9	$8.8	$241.7
Other comprehensive income:
Foreign currency translation adjustment	(24.9)	(2.9)	(27.8)	5.7	(0.3)	5.4	11.5	-	11.5
Change in unrecognized prior service cost and actuarial gains (losses) related to our pension and other postretirement benefit plans, net	74.2	-	74.2	23.9	-	23.9	(59.0)	-	(59.0)
Change in cumulative loss from cash flow hedging transactions	0.1	-	0.1	0.2	-	0.2	0.2	-	0.2
Comprehensive income	$401.2	$5.2	$406.4	$301.9	$8.4	$310.3	$185.6	$8.8	$194.4

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
(In millions, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$235.9	$146.8
Trade accounts receivable, net of allowance for doubtful accounts of $6.8 and $6.3 at December 31, 2013 and 2012, respectively	309.7	317.0
Prepaid expenses	34.5	26.2
Other current assets	68.3	48.7
Total current assets	648.4	538.7
Property and equipment:
Capitalized internal-use software and system costs	388.0	369.9
Data processing equipment and furniture	188.0	198.4
Land, buildings and improvements	185.2	177.0
Total property and equipment	761.2	745.3
Less accumulated depreciation and amortization	(472.3)	(461.6)
Total property and equipment, net	288.9	283.7

Goodwill	2,395.1	2,290.4
Indefinite-lived intangible assets	95.5	254.5
Purchased intangible assets, net	973.2	987.7
Other assets, net	138.8	165.1
Total assets	$4,539.9	$4,520.1
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities	$296.5	$283.3
Accounts payable	19.9	25.1
Accrued expenses	95.4	84.9
Accrued salaries and bonuses	90.2	104.7
Deferred revenue	61.8	57.9
Other current liabilities	98.7	90.6
Total current liabilities	662.5	646.5
Long-term debt	1,145.5	1,447.4
Deferred income tax liabilities, net	263.7	236.7
Long-term pension and other postretirement benefit liabilities	72.4	176.3
Other long-term liabilities	54.8	54.0
Total liabilities	2,198.9	2,560.9
Commitments and Contingencies (see Note 7)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	-	-
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at December 31, 2013 and 2012; Outstanding shares - 121.9 and 120.4 at December 31, 2013 and 2012, respectively	236.6	236.6
Paid-in capital	1,174.6	1,139.6
Retained earnings	3,309.2	3,064.6
Accumulated other comprehensive loss	(312.6)	(362.0)
Treasury stock, at cost, 66.8 shares and 68.3 shares at December 31, 2013 and 2012, respectively	(2,101.2)	(2,139.7)
Stock held by employee benefits trusts, at cost, 0.6 shares at December 31, 2013 and 2012	(5.9)	(5.9)
Total Equifax shareholders' equity	2,300.7	1,933.2
Noncontrolling interests	40.3	26.0
Total equity	2,341.0	1,959.2
Total liabilities and equity	$4,539.9	$4,520.1

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
	December 31,
	2013	2012	2011
(In millions)
Operating activities:
Consolidated net income	$359.9	$280.8	$241.7
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss (gain) on divestitures	(19.0)	-	26.3
Impairment of cost method investment	17.0	-	-
Depreciation and amortization	190.3	163.4	164.9
Stock-based compensation expense	32.2	28.0	24.4
Excess tax benefits from stock-based compensation plans	(14.6)	(1.7)	(1.2)
Deferred income taxes	(9.7)	(26.5)	3.6
Pension settlement charge	-	38.7	-
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(2.4)	(17.2)	(26.6)
Prepaid expenses and other current assets	(4.2)	(22.5)	2.4
Other assets	4.4	(4.0)	15.0
Current liabilities, excluding debt	2.1	53.3	1.3
Other long-term liabilities, excluding debt	10.3	4.0	(43.1)
Cash provided by operating activities	566.3	496.3	408.7
Investing activities:
Capital expenditures	(83.3)	(66.0)	(75.0)
Acquisitions, net of cash acquired	(91.4)	(1,016.4)	(127.4)
Cash received from divestitures	47.5	2.5	2.5
Investment in unconsolidated affiliates, net	(6.4)	(3.7)	(4.2)
Cash used in investing activities	(133.6)	(1,083.6)	(204.1)
Financing activities:
Net short-term borrowings (repayments)	(267.3)	234.1	24.4
Payments on long-term debt	(15.0)	(15.2)	(16.7)
Proceeds from issuance of long-term debt	-	499.2	-
Treasury stock purchases	(11.9)	(85.1)	(142.3)
Dividends paid to Equifax shareholders	(106.7)	(86.0)	(78.1)
Dividends paid to noncontrolling interests	(10.5)	(4.8)	(5.6)
Proceeds from exercise of stock options	47.8	68.3	23.7
Excess tax benefits from stock-based compensation plans	14.6	1.7	1.2
Contributions from noncontrolling interests	16.7	-	-
Other	(0.8)	(5.9)	(2.5)
Cash (used in) provided by financing activities	(333.1)	606.3	(195.9)
Effect of foreign currency exchange rates on cash and cash equivalents	(10.5)	0.1	(0.4)
Increase in cash and cash equivalents	89.1	19.1	8.3
Cash and cash equivalents, beginning of period	146.8	127.7	119.4
Cash and cash equivalents, end of period	$235.9	$146.8	$127.7

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

	Equifax Shareholders
							Stock
					Accumulated		Held By
	Common Stock				Other		Employee		Total
	Shares		Paid-In	Retained	Comprehensive	Treasury	Benefits	Noncontrolling	Shareholders’
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Trusts	Interests	Equity
	(In millions, except per share values)

Balance, December 31, 2010	122.6	$236.6	$1,105.8	$2,725.7	$(344.5)	$(1,991.0)	$(41.2)	$17.0	$1,708.4

Net income	-	-	-	232.9	-	-	-	8.8	241.7
Other comprehensive income (loss)	-	-	-	-	(47.3)	-	-	-	(47.3)
Shares issued under stock and benefit plans, net of minimum tax withholdings	1.2	-	(14.3)	-	-	34.9	-	-	20.6
Treasury stock purchased under share repurchase program ($34.19 per share)*	(4.2)	-	-	-	-	(142.3)	-	-	(142.3)
Treasury stock transferred from the Executive Life Insurance Benefit Trust**	-	-	-	-	-	(35.3)	35.3	-	-
Cash dividends ($0.64 per share)	-	-	-	(79.4)	-	-	-	-	(79.4)
Dividends paid to employee benefits trusts	-	-	1.3	-	-	-	-	-	1.3
Stock-based compensation expense	-	-	24.4	-	-	-	-	-	24.4
Tax effects of stock-based compensation plans	-	-	2.3	-	-	-	-	-	2.3
Dividends paid to noncontrolling interests	-	-	-	-	-	-	-	(5.6)	(5.6)
Other	-	-	(1.5)		-	-	-	(0.5)	(2.0)
Balance, December 31, 2011	119.6	$236.6	$1,118.0	$2,879.2	$(391.8)	$(2,133.7)	$(5.9)	$19.7	$1,722.1

Net income	-	-	-	272.1	-	-	-	8.7	280.8
Other comprehensive income (loss)	-	-	-	-	29.8	-	-	(0.3)	29.5
Shares issued under stock and benefit plans, net of minimum tax withholdings	2.7	-	(16.6)	-	-	79.1	-	-	62.5
Treasury stock purchased under share repurchase program ($45.73 per share)*	(1.9)	-	-	-	-	(85.1)	-	-	(85.1)
Cash dividends ($0.72 per share)	-	-	-	(86.7)	-	-	-	-	(86.7)
Dividends paid to employee benefits trusts	-	-	0.7	-	-	-	-	-	0.7
Stock-based compensation expense	-	-	28.0	-	-	-	-	-	28.0
Tax effects of stock-based compensation plans	-	-	9.5	-	-	-	-	-	9.5
Dividends paid to noncontrolling interests	-	-	-	-	-	-	-	(4.8)	(4.8)
Other	-	-	-		-	-		2.7	2.7
Balance, December 31, 2012	120.4	$236.6	$1,139.6	$3,064.6	$(362.0)	$(2,139.7)	$(5.9)	$26.0	$1,959.2

Net income	-	-	-	351.8	-	-	-	8.1	359.9
Other comprehensive income (loss)	-	-	-	-	49.4	-	-	(2.9)	46.5
Shares issued under stock and benefit plans, net of minimum tax withholdings	1.7	-	(12.3)	-	-	50.4	-	-	38.1
Treasury stock purchased under share repurchase program ($59.74 per share)*	(0.2)	-	-	-	-	(11.9)	-	-	(11.9)
Cash dividends ($0.88 per share)	-	-	-	(107.2)	-	-	-	-	(107.2)
Dividends paid to employee benefits trusts	-	-	0.5	-	-	-	-	-	0.5
Stock-based compensation expense	-	-	32.2	-	-	-	-	-	32.2
Tax effects of stock-based compensation plans	-	-	14.6	-	-	-	-	-	14.6
Dividends paid to noncontrolling interests	-	-	-	-	-	-	-	(10.5)	(10.5)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	16.7	16.7
Other	-	-	-		-	-		2.9	2.9
Balance, December 31, 2013	121.9	$236.6	$1,174.6	$3,309.2	$(312.6)	$(2,101.2)	$(5.9)	$40.3	$2,341.0

*	At December 31, 2013, $215.1 million was authorized for future repurchases of our common stock.

**	1,500,000 shares were reclassified from Stock Held by Employee Benefits Trusts to Treasury Stock on our Consolidated Balance Sheets as a result of this transaction.

See Notes to Consolidated Financial Statements.

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

Accumulated Other Comprehensive Loss consists of the following components:

	December 31,
	2013	2012	2011
	(In millions)
Foreign currency translation	$(108.5)	$(83.6)	$(89.3)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans net of accumulated tax of $115.3, $159.3 and $172.1 in 2013, 2012 and 2011, respectively	(202.2)	(276.4)	(300.3)
Cash flow hedging transactions, net of tax of $1.2, $1.3 and $1.4 in 2013, 2012 and 2011, respectively	(1.9)	(2.0)	(2.2)
Accumulated other comprehensive loss	$(312.6)	$(362.0)	$(391.8)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.   We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll-related, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of December 31, 2013, we operated in the following countries: Argentina, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We also maintain support operations in the Republic of Ireland. We have an investment in a consumer and commercial credit information company in Brazil and offer consumer credit services in India and Russia through joint ventures.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

USCIS is our largest reportable segment, with 44% of total operating revenue for 2013. Our most significant foreign operations are located in Canada and the U.K.

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

Advertising.   Advertising costs from continuing operations, which are expensed as incurred, totaled $57.5 million, $48.7 million and $42.0 million during 2013, 2012 and 2011, respectively.

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

	Twelve Months Ended December 31,
	2013	2012	2011
	(In millions)
Weighted-average shares outstanding (basic)	121.2	119.9	121.9
Effect of dilutive securities:
Stock options and restricted stock units	2.5	2.6	1.8
Weighted-average shares outstanding (diluted)	123.7	122.5	123.7

For the twelve months ended December 31, 2013, 2012 and 2011, 0.1 million, 0.1 million and 2.3 million stock options, respectively, were anti-dilutive and therefore excluded from this calculation.

Cash Equivalents.   We consider all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

Trade Accounts Receivable and Allowance for Doubtful Accounts.   We do not recognize interest income on our trade accounts receivable. Additionally, we generally do not require collateral from our customers related to our trade accounts receivable.

The allowance for doubtful accounts for estimated losses on trade accounts receivable is based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns and the establishment of specific reserves for customers in an adverse financial condition. We reassess the adequacy of the allowance for doubtful accounts each reporting period. Increases to the allowance for doubtful accounts are recorded as bad debt expense, which are included in selling, general and administrative expenses on the accompanying Consolidated Statements of Income. Bad debt expense from continuing operations was $2.8 million, $2.1 million and $2.7 million during the twelve months ended December 31, 2013, 2012, and 2011, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense from continuing operations related to property and equipment was $71.2 million, $73.9 million and $73.1 million during the twelve months ended December 31, 2013, 2012, and 2011, respectively.

Industrial Revenue Bonds.   Pursuant to the terms of certain industrial revenue bonds, we have transferred title to certain of our fixed assets with total costs of $82.6 million and $70.7 million as of December 31, 2013 and 2012, respectively, to a local governmental authority in the U.S. to receive a property tax abatement related to economic development. The title to these assets will revert back to us upon retirement or cancellation of the applicable bonds. These fixed assets are still recognized in the Company’s Consolidated Balance Sheets as all risks and rewards remain with the Company.

Impairment of Long-Lived Assets.   We monitor the status of our long-lived assets in order to determine if conditions exist or events and circumstances indicate that an asset group may be impaired in that its carrying amount may not be recoverable. Significant factors that are considered that could be indicative of an impairment include: changes in business strategy, market conditions or the manner in which an asset group is used; underperformance relative to historical or expected future operating results; and negative industry or economic trends. If potential indicators of impairment exist, we estimate recoverability based on the asset group’s ability to generate cash flows greater than the carrying value of the asset group. We estimate the undiscounted future cash flows arising from the use and eventual disposition of the related long-lived asset group. If the carrying value of the long-lived asset group exceeds the estimated future undiscounted cash flows, an impairment loss is recorded based on the amount by which the asset group’s carrying amount exceeds its fair value. We utilize estimates of discounted future cash flows to determine the asset group’s fair value. We did not record any impairment losses of long-lived assets in any of the periods presented.

Goodwill and Indefinite-Lived Intangible Assets.   Goodwill represents the cost in excess of the fair value of the net assets of acquired businesses. Goodwill is not amortized. We are required to test goodwill for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment test as of September 30 each year.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Indefinite-lived reacquired rights represent the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. A portion of our reacquired rights are perpetual in nature and, therefore, the useful lives are considered indefinite in accordance with the accounting guidance in place at the time of the acquisitions. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events and circumstances indicate that there may be an impairment of the asset value. Our annual impairment test date is September 30. We perform the impairment test for our indefinite-lived intangible assets by comparing the asset’s fair value to its carrying value. We estimate the fair value based on projected discounted future cash flows. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value.

We completed our annual impairment testing for goodwill and indefinite-lived intangible assets during the twelve months ended December 31, 2013, 2012, and 2011, and we determined that there was no impairment in any of these years.

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

Reacquired rights represent the value of rights which we had granted to Computer Sciences Corporation that were reacquired in connection with the acquisition of CSC Credit Services in the fourth quarter of 2012 based on the accounting guidance in place at that time. These reacquired rights are being amortized over the remaining term of the affiliation agreement on a straight-line basis from December 28, 2012 to August 1, 2018.

Other Assets.   Other assets on our Consolidated Balance Sheets primarily represents our investment in unconsolidated affiliates, our cost method investment in Boa Vista Servicos (“BVS”), interest rate swaps, assets related to life insurance policies covering certain officers of the Company, and employee benefit trust assets.

Impairment of Cost Method Investment. We monitor the status of our cost method investment in order to determine if conditions exist or events and circumstances indicate that it may be impaired in that its carrying amount may exceed the fair value of the investment. Significant factors that are considered that could be indicative of an impairment include: changes in business strategy, market conditions, underperformance relative to historical or expected future operating results; and negative industry or economic trends. If potential indicators of impairment exist, we estimate the fair value of the investment using a combination of a discounted cash flow analysis and an evaluation of EBITDA and transaction multiples for comparable companies. If the carrying value of the investment exceeds the estimated fair value, an impairment loss is recorded based on the amount by which the investment’s carrying amount exceeds its fair value. We recorded an impairment of our cost method investment in 2013. See Note 2 for further discussion.

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

Foreign Currency Translation.   The functional currency of each of our foreign operating subsidiaries is that subsidiary’s local currency. We translate the assets and liabilities of foreign subsidiaries at the year-end rate of exchange and revenue and expenses at the monthly average rates during the year. We record the resulting translation adjustment in other comprehensive income, a component of shareholders’ equity. We also record gains and losses resulting from the translation of intercompany balances of a long-term investment nature in accumulated other comprehensive loss. In the year ended December 31, 2013, we recorded $6.8 million of foreign currency transaction losses. The amount was not material for the year ended December 31, 2012.

Financial Instruments.   Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable and short and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for publicly traded instruments, and for non-publicly traded instruments through valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk. As of December 31, 2013 and 2012, the fair value of our fixed-rate debt was $1.2 billion and $1.6 billion, respectively, compared to its carrying value of $1.1 billion and $1.5 billion, respectively, based on recent trading prices.

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

Fair Value Hedges.   In conjunction with our fourth quarter 2009 sale of five-year Senior Notes, we entered into five-year interest rate swaps, designated as fair value hedges, which convert the debt’s fixed interest rate to a variable rate. These swaps involve the receipt of fixed rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed-rate Senior Notes they hedge due to changes in the designated benchmark interest rate and are recorded in interest expense. The full fair value of the interest rate swap is classified as a non-current asset or liability as the remaining maturity of the fixed-rate Senior Notes they hedge is more than twelve months.  There was no ineffectiveness on our fair value hedge that impacted current year earnings. The fair value of these interest rate swaps at December 31, 2013 and 2012 was $6.0 million and $12.2 million, respectively, recorded in other assets, net on our Consolidated Balance Sheets.

Cash Flow Hedges.   Changes in the fair value of highly effective derivatives designated as cash flow hedges are initially recorded in accumulated other comprehensive income and are reclassified into the line item in the Consolidated Statements of Income in which the hedged item is recorded in the same period the hedged item impacts earnings. Any ineffective portion is recorded in current period earnings.  We did not have any unsettled cash flow hedges outstanding as of December 31, 2013 or December 31, 2012.

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

The following table presents assets and liabilities measured at fair value on a recurring basis:

			Fair Value Measurements at Reporting Date Using:
Description		Fair Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
Assets and Liabilities:
Fair Value Interest Rate Swaps	(1)	$6.0	$-	$6.0	$-
Notes, due 2014	(1)	(281.0)	-	(281.0)	-
Deferred Compensation Plan Assets	(2)	22.0	22.0	-	-
Deferred Compensation Plan Liability	(2)	(22.0)	-	(22.0)	-
Total assets and liabilities		$(275.0)	$22.0	$(297.0)	$-

(1)
The fair value of our interest rate swaps, designated as fair value hedges, and notes are based on the present value of expected future cash flows using zero coupon rates and are classified within Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)
We maintain deferred compensation plans that allow for certain management employees to defer the receipt of compensation (such as salary, incentive compensation and commissions) until a later date based on the terms of the plans. The liability representing benefits accrued for plan participants is valued at the quoted market prices of the participants’ investment elections. The asset consists of mutual funds reflective of the participants investment selections and is valued at daily quoted market prices.

Variable Interest Entities.   We hold interests in certain entities, including credit data and information solutions ventures, that are considered variable interest entities, or VIEs.  These variable interests relate to ownership interests that require financial support for these entities.  Our investments related to these VIEs totaled $23.6 million at December 31, 2013, representing our maximum exposure to loss.  These investments are classified in other assets, net on our Consolidated Balance Sheets.  We are not the primary beneficiary and are not required to consolidate any of these VIEs.

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

2. MERGER OF BRAZILIAN BUSINESS

On May 31, 2011, we completed the merger of our Brazilian business with Boa Vista Serviços S.A. (“BVS”) in exchange for a 15% equity interest in BVS (the “Brazilian Transaction”).  The transaction was accounted for as a sale of our Brazilian business, which was deconsolidated. BVS, an unrelated third party whose results we do not consolidate, is the second largest consumer and commercial credit information company in Brazil.  Our investment in BVS was valued at 130 million Brazilian Reais, is recorded in other assets, net on the Consolidated Balance Sheets and is accounted for using the cost method.   The initial fair value was determined by a third-party using income and market approaches. In accounting for the transaction, we wrote off $33.2 million of goodwill and $27.0 million of cumulative foreign currency translation adjustments.  In addition, as part of the agreement with BVS, we have retained certain contingent liabilities.  A pre-tax loss of $10.3 million was recognized during the second quarter of 2011 related to the Brazilian Transaction and was included in other income (expense) in the Consolidated Statements of Income.  Tax expense of $17.5 million was also recorded in conjunction with the Brazilian Transaction.  At December 31, 2012, we estimated the fair value of the investment in local currency approximated the initial fair value of the investment recorded.

During the fourth quarter of 2013, management of BVS updated financial projections in connection with a request for additional financing.  The financial projections reflected the effects of reduced near-term market expectations for consumer credit and for credit information services in Brazil and increased investment to achieve the strategic objectives and capitalize on future market opportunities, such as positive data, resulting in reduced expected cash flows.  The request for financing, the projections received, along with the near-term weakness in the Brazilian consumer and small commercial credit markets were considered indicators of impairment.  Management of Equifax prepared an analysis to estimate the fair value of our investment at December 31, 2013 and estimated that value to be 90 million Reais ($38.2 million).  As a result, we wrote-down the carrying value of our investment and recorded a loss of 40 million Reais ($17.0 million) which is included in other (expense) income in the Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  DISCONTINUED OPERATIONS

During the first quarter of 2013, we divested of two non-strategic business lines, Equifax Settlement Services, which was part of our Mortgage business within the USCIS operating segment, and Talent Management Services, which was part of our Employer Services business within our Workforce Solutions operating segment, for a total of $47.5 million. $3.5 million of the proceeds of the sale of Talent Management Services was placed in escrow and is due 18 months after the transaction date. The historical results of these operations are classified as discontinued operations in the Consolidated Statements of Income. Revenue for these business lines for the twelve months ended December 31, 2013 and 2012 was $9.3 million and $87.5 million, respectively. Pretax income was $0.5 million and $8.9 million for the twelve months ended December 31, 2013 and 2012, respectively. We recorded a gain on the disposals in the first quarter of 2013 of $18.4 million, including an income tax benefit of $18.1 million, of which $14.3 million was current tax benefits. The tax benefit is primarily a result of our tax basis in Talent Management Services. The gain was classified as discontinued operations in the Consolidated Statements of Income.

During 2011, we settled various contingencies related to past divestitures that resulted in $2.9 million of income from discontinued operations, net of tax.

4.  ACQUISITIONS AND INVESTMENTS

2013 Acquisitions and Investments.   To further broaden our product offerings, we made several acquisition during 2013.  During the third quarter of 2013, we acquired TrustedID, a direct-to-consumer identity protection business that is included as part of our North America Personal Solutions business unit. During the fourth quarter of 2013, we also completed two acquisitions in Paraguay and Mexico in the Latin America region of our International segment.  The total purchase price of these acquisitions was $98.8 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Price Allocation.   The following table summarizes the estimated fair value of the net assets acquired and the liabilities assumed at the acquisition dates. The 2013 allocations are considered final, except for the resolution of certain contingencies all of which existed at the acquisition date, primarily related to working capital settlement, sales tax exposures and income tax accounts, which will be resolved when final returns are filed related to the acquired entities. Estimates for these items have been included in the purchase price allocations and will be finalized prior to the one year anniversary date of the acquisitions.

	December 31,
	2013	2012
	(In millions)
Current assets	$12.9	$21.3
Property and equipment	1.4	1.2
Other assets	5.9	0.1
Identifiable intangible assets (1)	46.4	524.7
Indefinite lived intangible assets	-	158.8
Goodwill (2)	55.3	321.3
Total assets acquired	121.9	1,027.4
Total liabilities assumed	(19.9)	(7.4)
Non-controlling interest	(3.2)	(2.7)
Net assets acquired	$98.8	$1,017.3

(1)	Identifiable intangible assets are further disaggregated in the following table.

(2)	Of the goodwill resulting from 2013 and 2012 acquisitions, $1.2 million and $309.3 million, respectively, is tax deductible.

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

	December 31,
	2013		2012
Intangible asset category	Fair value	Weighted- average useful life	Fair value	Weighted- average useful life
	(in millions)	(in years)	(in millions)	(in years)
Customer relationships	$27.6	8.3	$4.5	8.7
Acquired software and technology	4.2	4.3	0.7	5.7
Purchased data files	8.4	5.0	508.8	15.0
Non-compete agreements	3.1	4.0	10.3	4.9
Trade names and other intangible assets	3.1	6.3	0.4	5.0
Total acquired intangibles	$46.4	6.9	$524.7	14.7

The 2013 acquisitions did not have a material impact in the Company’s Consolidated Statements of Income. The impact of the 2013 acquisitions would not have significantly changed our Consolidated Statements of Income if they had occurred at the beginning of the earliest year presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 5.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill.   Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As discussed in Note 1, goodwill is tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment tests as of September 30 each year. As a result of the merger of our Brazilian business in the second quarter of 2011, we performed an interim impairment test on the Latin America reporting unit excluding our Brazilian business which resulted in no impairment. The fair value estimates for our reporting units were determined using a combination of the income and market approaches in accordance with the Company’s methodology. Our annual impairment tests as of September 30, 2013, 2012 and 2011 resulted in no impairment of goodwill.

Changes in the amount of goodwill for the twelve months ended December 31, 2013 and 2012, are as follows:

	U.S. Consumer			North America	North America
	Information		Workforce	Personal	Commercial
(In millions)	Solutions	International	Solutions	Solutions	Solutions	Total
Balance, December 31, 2011	$638.4	$348.5	$935.0	$1.8	$37.5	$1,961.2
Acquisitions	309.3	12.0	-	-	-	321.3
Adjustments to initial purchase price allocation	-	-	(1.0)	-	-	(1.0)
Foreign currency translation	-	8.8	-	-	0.1	8.9
Balance, December 31, 2012	947.7	369.3	934.0	1.8	37.6	2,290.4
Acquisitions	-	40.8	-	14.5	-	55.3
Adjustments to initial purchase price allocation	87.5	(0.1)	-	0.4	-	87.8
Foreign currency translation	-	(7.6)	-	-	(0.4)	(8.0)
Tax benefits of options exercised	-	-	(0.2)	-	-	(0.2)
Businesses sold	(2.7)	(1.4)	(26.1)	-	-	(30.2)
Balance, December 31, 2013	$1,032.5	$401.0	$907.7	$16.7	$37.2	$2,395.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Indefinite-Lived Intangible Assets.   Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada.  At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30.  Our 2013 annual impairment test completed during the third quarter of 2013 resulted in no impairment of indefinite-lived intangible assets.

Amount
(In millions)
Balance, December 31, 2011	$95.6
Acquisitions	$158.8
Foreign currency translation	0.1
Balance, December 31, 2012	254.5
Purchase price adjustment	(158.8)
Foreign currency translation	(0.2)
Balance, December 31, 2013	$95.5

During the third quarter of 2013, we recorded adjustments to the purchased intangible assets and related accumulated amortization previously recorded in connection with our December 28, 2012 acquisition of certain credit services business assets and operations of Computer Sciences Corporation.  This correction resulted in the establishment of $73.3 million of finite-lived reacquired rights which will be amortized over 5.6 years, an increase in goodwill of $85.5 million and a reduction of our indefinite-lived intangible assets of $158.8 million.

Purchased Intangible Assets.   Purchased intangible assets net, recorded on our Consolidated Balance Sheets at December 31, 2013 and 2012, are as follows:

	December 31, 2013			December 31, 2012
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$709.5	$(187.4)	$522.1	$795.6	$(229.2)	$566.4
Acquired software and technology	38.4	(20.2)	18.2	34.4	(13.5)	20.9
Customer relationships	506.7	(166.5)	340.2	522.1	(164.5)	357.6
Reacquired rights	73.3	(13.1)	60.2	-	-	-
Proprietary database	7.4	(5.0)	2.4	125.0	(115.9)	9.1
Non-compete agreements	20.2	(7.8)	12.4	19.4	(5.5)	13.9
Trade names and other intangible assets	41.7	(24.0)	17.7	41.5	(21.7)	19.8
Total definite-lived intangible assets	$1,397.2	$(424.0)	$973.2	$1,538.0	$(550.3)	$987.7

Amortization expense related to purchased intangible assets was $118.4 million, $86.1 million, and $87.5 million during the twelve months ended December 31, 2013, 2012, and 2011, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at December 31, 2013 is as follows:

Years ending December 31,	Amount
(In millions)
2014	$111.8
2015	106.9
2016	100.3
2017	90.6
2018	72.9
Thereafter	490.7
$973.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  DEBT

Debt outstanding at December 31, 2013 and 2012 was as follows:

	December 31,
	2013	2012

	(In millions)
Commercial paper ("CP")	$-	$265.0
Notes, 7.34%, due in installments through May 2014	15.0	30.0
Notes, 4.45%, due December 2014	275.0	275.0
Notes, 6.30%, due July 2017	272.5	272.5
Notes, 3.30%, due Dec 2022	500.0	500.0
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 7.00%, due July 2037	250.0	250.0
Capitalized lease obligation	-	2.2
Other	0.6	0.7
Total debt	1,438.1	1,720.4
Less short-term debt and current maturities	(296.5)	(283.3)
Less unamortized discounts	(2.1)	(2.3)
Plus fair value adjustments	6.0	12.6
Total long-term debt, net of discount	$1,145.5	$1,447.4

Scheduled future maturities of debt at December 31, 2013, are as follows:

Years ending December 31,	Amount
(In millions)
2014	$290.6
2015	-
2016	-
2017	272.5
2018	-
Thereafter	875.0
Total debt	$1,438.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under our Senior Credit Facility, we must comply with various financial and non-financial covenants. The financial covenants require us to maintain a maximum leverage ratio, defined as consolidated funded debt divided by consolidated EBITDA (as set forth in the Senior Credit Facility) for the preceding four quarters, of not more than 3.5 to 1.0. Compliance with this financial covenant is tested quarterly. The non-financial covenants include limitations on liens, subsidiary debt, mergers, liquidations, asset dispositions and acquisitions. As of December 31, 2013, we were in compliance with our covenants under the Senior Credit Facility. Our borrowings under this facility, which have not been guaranteed by any of our subsidiaries, are unsecured and will rank on parity in right of payment with all of our other unsecured and unsubordinated indebtedness from time to time outstanding.

At December 31, 2013, interest was payable on borrowings under the existing credit facility at the base rate or London Interbank Offered Rate, or LIBOR, plus a specified margin. The annual unused fee, which we pay on the unused portion of the revolver, and interest rate are subject to adjustment based on our debt ratings. As of December 31, 2013, $748.6 million was available for borrowings and there were no outstanding borrowings under the Senior Credit Facility, which is included in long-term debt on our Consolidated Balance Sheets.

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

CP Program.   Our $750.0 million CP program has been established through the private placement of CP notes from time to time, in which borrowings bear interest at either a variable rate (based on LIBOR or other benchmarks) or a fixed rate, with the applicable rate and margin. Maturities of CP can range from overnight to 397 days. Because the CP program is backstopped by our Senior Credit Facility, the amount of CP which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding borrowings under our Senior Credit Facility. At December 31, 2013, there were no CP notes outstanding.

7.34% Notes.   At the closing of the TALX acquisition in May 2007, we assumed $75.0 million in 7.34% Senior Guaranteed Notes, or TALX Notes, privately placed by TALX with several institutional investors in May 2006. We are required to repay the principal amount of the TALX Notes in five equal annual installments commencing on May 25, 2010 with a final maturity date of May 25, 2014. We may prepay the TALX Notes subject to certain restrictions and the payment of a make-whole amount. Under certain circumstances, we may be required to use proceeds of certain asset dispositions to prepay a portion of the TALX Notes. Interest on the TALX Notes is payable semi-annually until the principal becomes due and payable. We identified a fair value adjustment related to the TALX Notes in applying purchase accounting; this amount is being amortized against interest expense over the remainder of the term of the TALX Notes. At December 31, 2013, the remaining balance of this adjustment is $0.1 million and is included in short-term debt on the Consolidated Balance Sheets.

4.45% Senior Notes.   On November 4, 2009, we issued $275.0 million principal amount of 4.45%, five-year senior notes in an underwritten public offering. Interest is payable semi-annually in arrears on December 1 and June 1 of each year. We used the net proceeds from the sale of the senior notes to repay outstanding borrowings under our CP program, a portion of which was used to finance our fourth quarter 2009 acquisitions. The senior notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness. In conjunction with the senior notes, we entered into five-year interest rate swaps, designated as fair value hedges, which convert the fixed interest rate to a variable rate. The long-term debt fair value adjustment related to these interest rate swaps was an increase of $6.0 million at December 31, 2013.

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

3.3% Senior Notes.   On December 17, 2012, we issued $500.0 million principal amount of 3.3%, ten-year senior notes in an underwritten public offering. Interest is payable semi-annually in arrears on December 15 and June 15 of each year. The net proceeds of the sale of the notes were used to partially finance the acquisition of CSC Credit Services in December 2012. We must comply with various non-financial covenants, including certain limitations on liens, additional debt and mortgages, mergers, asset dispositions and sale-leaseback arrangements. The senior notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

6.9% Debentures.   We have $125 million of debentures outstanding with a maturity date of 2028.  The debentures are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

Cash paid for interest was $67.8 million, $53.0 million and $54.0 million during the twelve months ended December 31, 2013, 2012 and 2011, respectively.

7.  COMMITMENTS AND CONTINGENCIES

Leases.   Our operating leases principally involve office space and office equipment. Rental expense for operating leases, which is recognized on a straight-line basis over the lease term, was $24.2 million, $21.5 million and $21.2 million for the twelve months ended December 31, 2013, 2012 and 2011, respectively. Our headquarters building ground lease has purchase options exercisable beginning in 2019, renewal options exercisable in 2048 and escalation clauses that began in 2009. Expected future minimum payment obligations for non-cancelable operating leases exceeding one year are as follows as of December 31, 2013:

Years ending December 31,	Amount
(In millions)
2014	$19.1
2015	14.2
2016	10.0
2017	7.9
2018	5.7
Thereafter	40.3
$97.2

We have no material sublease agreements and as a result, expected sublease income is not reflected as a reduction in the total minimum rental obligations under operating leases in the table above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Data Processing, Outsourcing Services and Other Agreements.   We have separate agreements with IBM, TCS and others to outsource portions of our computer data processing operations, applications development, maintenance and related functions and to provide certain other administrative and operational services. The agreements expire between 2014 and 2019. The estimated aggregate minimum contractual obligation remaining under these agreements is approximately $70 million as of December 31, 2013, with no future year’s minimum contractual obligation expected to exceed approximately $40 million. Annual payment obligations in regard to these agreements vary due to factors such as the volume of data processed; changes in our servicing needs as a result of new product offerings, acquisitions or divestitures; the introduction of significant new technologies; foreign currency; or the general rate of inflation. In certain circumstances (e.g., a change in control or for our convenience), we may terminate these data processing and outsourcing agreements, and, in doing so, certain of these agreements require us to pay a significant penalty.

During 2012, we amended certain portions and terminated certain other portions of our operations support services agreement for North America with IBM. The amended agreement extends certain terms two years through December 2016 and changes certain variable cost to fixed cost intended to provide financial savings to the Company. During 2011, we amended our operations support services agreement in North America with IBM. The amended agreement extended the term one year through December 2014 and changed certain variable cost to fixed cost intended to provide financial savings to the Company.  Under our agreement with IBM (which covers our operations in North America, Europe, and Peru), we have outsourced certain of our mainframe and midrange operations, help desk service and desktop support functions, and the operation of our voice and data networks. The scope of such services varies by location. The estimated future minimum contractual obligation under the revised agreement is approximately $50 million for the remaining term, with no individual year’s minimum expected to exceed approximately $30 million. We may terminate certain portions of this agreement without penalty in the event that IBM is in material breach of the terms of the agreement. During 2013, 2012 and 2011, we paid $60 million, $70.5 million and $79.7 million, respectively, for these services.

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

If these change in control agreements had been triggered as of December 31, 2013, payments of approximately $54.4 million would have been made (excluding tax gross-up amounts of $36.1 million). Under the Company’s existing director and employee stock benefit plans, a change in control generally would result in the immediate vesting of all outstanding stock options and satisfaction of the restrictions on any outstanding nonvested stock awards. With respect to unvested performance based share awards dependent upon the Company’s three-year relative total shareholder return, if at least one calendar year of performance during the performance period has been completed prior to the change in control event, the awards will be paid out based on the Company’s performance at that time; otherwise the payout of shares will be at 100% of the target award.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guarantees.   We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit is not material at December 31, 2013, and all have a remaining maturity of one year or less. The maximum potential future payments we could be required to make under the guarantees is not material at December 31, 2013.

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

We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We have no accrual related to indemnifications on our Consolidated Balance Sheets at December 31, 2013 and 2012.

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

Although the final outcome of these matters cannot be predicted with certainty, any possible adverse outcome arising from these matters is not expected to have a material impact on our Consolidated Financial Statements, either individually or in the aggregate. However, our evaluation of the likely impact of these matters may change in the future. We accrue for unpaid legal fees for services performed to date.

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

8.  INCOME TAXES

The provision for income taxes from continuing operations consisted of the following:

	Twelve Months Ended December 31,
	2013	2012	2011
	(In millions)
Current:
Federal	$130.9	$102.3	$112.5
State	16.4	12.5	10.4
Foreign	51.3	67.4	44.2
	198.6	182.2	167.1
Deferred:
Federal	(4.9)	(5.9)	(1.5)
State	2.8	(2.1)	0.5
Foreign	(7.6)	(18.2)	1.0
	(9.7)	(26.2)	-
Provision for income taxes	$188.9	$156.0	$167.1

The provision for income taxes from discontinued operations was $17.9 million, $3.4 million and $1.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Domestic and foreign income from continuing operations before income taxes was as follows:

	Twelve Months Ended December 31,
	2013	2012	2011
	(In millions)
U.S.	$458.4	$341.8	$338.6
Foreign	72.0	89.5	67.3
	$530.4	$431.3	$405.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes reconciles with the U.S. federal statutory rate, as follows:

	Twelve Months Ended December 31,
	2013	2012	2011
	(In millions)
Federal statutory rate	35.0%	35.0%	35.0%

Provision computed at federal statutory rate	$185.6	$151.0	$142.0
State and local taxes, net of federal tax benefit	12.1	5.8	5.8
Foreign	(4.1)	(5.3)	3.1
Valuation allowance	(0.6)	(0.9)	(0.6)
Tax reserves	(1.2)	0.2	(1.1)
Currency and other tax effects of Brazil Transaction (1)	-	(15.3)	20.5
Global restructuring (2)	-	20.5	-
Other	(2.9)	-	(2.6)
Provision for income taxes	$188.9	$156.0	$167.1

Effective income tax rate	35.6%	36.2%	42.1%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of the deferred income tax assets and liabilities at December 31, 2013 and 2012, were as follows:

	December 31,
	2013	2012
	(In millions)
Deferred income tax assets:
Employee pension benefits	$108.9	$149.9
Net operating and capital loss carryforwards	132.3	107.3
Foreign tax credits	51.7	54.2
Employee compensation programs	61.9	54.9
Reserves and accrued expenses	8.5	7.7
Deferred revenue	2.5	3.8
Other	5.9	3.1
Gross deferred income tax assets	371.7	380.9
Valuation allowance	(121.5)	(102.5)
Total deferred income tax assets, net	$250.2	$278.4

Deferred income tax liabilities:
Goodwill and intangible assets	(313.7)	(305.2)
Pension expense	(101.9)	(101.4)
Undistributed earnings of foreign subsidiaries	(52.5)	(52.3)
Depreciation	(14.5)	(15.3)
Other	(11.7)	(18.8)
Total deferred income tax liability	(494.3)	(493.0)
Net deferred income tax liability	$(244.1)	$(214.6)

Our deferred income tax assets and deferred income tax liabilities at December 31, 2013 and 2012, are included in the accompanying Consolidated Balance Sheets as follows:

	December 31,
	2013	2012
	(In millions)
Current deferred income tax assets, included in other current assets	$18.3	$17.4
Long-term deferred income tax assets, included in other assets	$1.3	$4.7
Long-term deferred income tax liabilities	(263.7)	(236.7)
Net deferred income tax liability	$(244.1)	$(214.6)

We record deferred income taxes on the temporary differences of our foreign subsidiaries and branches, except for the temporary differences related to undistributed earnings of subsidiaries which we consider indefinitely invested. As of December 31, 2013, we have indefinitely invested $85.7 million attributable to pre-2004 undistributed earnings of our Canadian and Chilean subsidiaries. If the pre-2004 earnings were not considered indefinitely invested, $4.7 million of deferred U.S. income taxes would have been provided.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2013, we had U.S. federal and state net operating loss carryforwards of $86.7 million which will expire at various times between 2014 and 2029. We also had foreign net operating loss carryforwards totaling $368.4 million of which $34.8 million will expire between 2014 and 2023 and the remaining $333.6 million will carryforward indefinitely. Foreign capital loss carryforwards of $20.3 million may be carried forward indefinitely, and state capital loss carryforwards of $1.7 million which will expire in 2018. The deferred tax asset related to the net operating loss and capital loss carryforwards is $132.4 million of which $120.1 million has been fully reserved in the deferred tax valuation allowance. Additionally, we had foreign tax credit carryforwards of $51.7 million, of which $4.9 million will expire in 2022 and $46.8 million will be available to be utilized upon repatriation of foreign earnings.

Cash paid for income taxes, net of amounts refunded, was $174.8 million, $181.7 million and $127.5 million during the twelve months ended December 31, 2013, 2012 and 2011, respectively.

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes on our Consolidated Statements of Income.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012
	(In millions)
Beginning balance (January 1)	$19.5	$19.9
Increases related to prior year tax positions	3.0	1.9
Decreases related to prior year tax positions	(0.1)	(0.5)
Increases related to current year tax positions	4.1	2.6
Decreases related to settlements	(0.5)	(1.0)
Expiration of the statute of limitations for the assessment of taxes	(6.4)	(3.3)
Currency translation adjustment	(0.5)	(0.1)
Ending balance (December 31)	$19.1	$19.5

We recorded liabilities of $22.6 million and $24.2 million for unrecognized tax benefits as of December 31, 2013 and 2012, respectively, which included interest and penalties of $3.5 million and $4.7 million, respectively. As of December 31, 2013 and 2012, the total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $19.4 million and $20.6 million, respectively, which included interest and penalties of $2.9 million and $4.1 million, respectively. The accruals for potential interest and penalties during 2013 and 2012 were not material.

Equifax and its subsidiaries are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state or international income tax examinations by tax authorities for years before 2008. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that Equifax’s gross unrecognized tax benefit balance may change within the next twelve months by a range of zero to $6.0 million.

In September 2013, the IRS released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code regarding the deduction and capitalization of expenditures related to tangible property as well as disposition of tangible property. These regulations will be effective for our tax year beginning January 1, 2014. We have assessed the impact of these regulations and determined they do not have a material impact on our consolidated financial position, results of operations, or cash flows.

9.  STOCK-BASED COMPENSATION

We have one active share-based award plan, the amended and restated 2008 Omnibus Incentive Plan. This plan was originally approved by our shareholders in 2008 and was amended and restated with shareholder approval in May 2013 to, among other things, increase the reserve for awards under the plan by 11 million shares.  The plan provides our directors, officers and certain key employees with stock options and nonvested stock. The plan is described below. We expect to issue common shares held as either treasury stock or new issue shares upon the exercise of stock options or once nonvested shares vest. Total stock-based compensation expense in our Consolidated Statements of Income during the twelve months ended December 31, 2013, 2012 and 2011, was as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended December 31,
(in millions)	2013	2012	2011

Cost of services	$4.2	$3.9	$3.6
Selling, general and administrative expenses	28.0	24.1	20.8
Stock-based compensation expense, before income taxes	$32.2	$28.0	$24.4

The total income tax benefit recognized for stock-based compensation expense was $11.6 million, $9.8 million and $8.7 million for the twelve months ended December 31, 2013, 2012 and 2011, respectively.

Benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced operating cash flows and increased financing cash flows by $14.6 million, $1.7 million and $1.2 million during the twelve months ended December 31, 2013, 2012 and 2011, respectively.

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

The fair value for stock options granted during the twelve months ended December 31, 2013, 2012 and 2011, was estimated at the date of grant, using the binomial model with the following weighted-average assumptions:

	Twelve Months Ended December 31,
	2013	2012	2011

Dividend yield	1.5%	1.8%	1.8%
Expected volatility	25.8%	31.9%	32.7%
Risk-free interest rate	1.3%	0.6%	1.2%
Expected term (in years)	4.9	4.9	4.8
Weighted-average fair value of stock options granted	$11.95	$10.67	$7.85

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes changes in outstanding stock options during the twelve months ended December 31, 2013, as well as stock options that are vested and expected to vest and stock options exercisable at December 31, 2013:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at December 31, 2012	4,748	$34.64
Granted (all at market price)	346	$60.15
Exercised	(1,469)	$32.58
Forfeited and cancelled	(95)	$44.24
Outstanding at December 31, 2013	3,530	$37.85	6.3	$110.3
Vested and expected to vest at December 31, 2013	3,256	$37.76	6.3	$102.0
Exercisable at December 31, 2013	2,495	$34.45	5.4	$86.4

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of Equifax’s common stock on December 31, 2013 and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the value that would have been received by the stock option holders if they had all exercised their stock options on December 31, 2013. In future periods, this amount will change depending on fluctuations in Equifax’s stock price. The total intrinsic value of stock options exercised during the twelve months ended December 31, 2013, 2012 and 2011, was $43.2 million, $38.3 million and $9.9 million, respectively. At December 31, 2013, our total unrecognized compensation cost related to stock options was $3.9 million with a weighted-average recognition period of 1.5 years.

The following table summarizes changes in outstanding options and the related weighted-average exercise price per share for the twelve months ended December 31, 2012 and 2011:

	December 31,
	2012		2011
	Shares	Weighted- Average Price	Shares	Weighted- Average Price
	(Shares in thousands)		(Shares in thousands)
Outstanding at the beginning of the year	6,715	$31.82	6,526	$30.63
Granted (all at market price)	501	$47.04	1,298	$32.94
Exercised	(2,352)	$29.37	(947)	$25.02
Forfeited and cancelled	(116)	$31.85	(162)	$32.99
Outstanding at the end of the year	4,748	$34.64	6,715	$31.82
Exercisable at end of year	3,061	$33.34	4,289	$31.71

Nonvested Stock.   Our 2008 Omnibus Incentive Plan also provides for awards of nonvested shares of our common stock that can be granted to executive officers, employees and directors. Nonvested stock awards are generally subject to cliff vesting over a period between one to three years based on service.

The fair value of nonvested stock is based on the fair market value of our common stock on the date of grant. However, since our nonvested stock does not accrue or pay dividends during the vesting period, the fair value on the date of grant is reduced by the present value of the expected dividends over the requisite service period (discounted using the appropriate risk-free interest rate).

In 2013 and 2012, pursuant to our 2008 Omnibus Incentive Plan, certain executive officers were granted nonvested shares in which the number of shares is dependent upon the Company’s three-year relative total shareholder return as compared to the three-year cumulative average quarterly shareholder return of the companies in the S&P 500 stock index, as comprised on the grant date, subject to adjustment. The number of shares which could potentially be issued ranges from zero to 200% of the target award. The grants outstanding subject to market performance as of December 31, 2013 would result in 334,778 shares outstanding at 100% of target and 669,556 at 200% of target at the end of the vesting period. Compensation expense is recognized on a straight-line basis over the measurement period and is based upon the fair market value of the shares estimated to be earned at the date of grant. The fair value of the performance-based shares is estimated on the date of grant using a Monte-Carlo simulation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes changes in our nonvested stock during the twelve months ended December 31, 2013, 2012 and 2011 and the related weighted-average grant date fair value:

		Weighted-Average
		Grant Date
	Shares	Fair Value
	(in thousands)
Nonvested at December 31, 2010	1,310	$31.54
Granted	513	$34.07
Vested	(340)	$34.34
Forfeited	(52)	$30.70
Nonvested at December 31, 2011	1,431	$31.79
Granted	685	$44.59
Vested	(440)	$29.02
Forfeited	(60)	$33.31
Nonvested at December 31, 2012	1,616	$37.95
Granted	621	$57.82
Vested	(479)	$33.05
Forfeited	(63)	$40.99
Nonvested at December 31, 2013	1,695	$46.50

The total fair value of nonvested stock that vested during the twelve months ended December 31, 2013, 2012 and 2011, was $29.1 million, $19.9 million and $12.1 million, respectively, based on the weighted-average fair value on the vesting date, and $15.8 million, $12.8 million and $11.7 million, respectively, based on the weighted-average fair value on the date of grant. At December 31, 2013, our total unrecognized compensation cost related to nonvested stock was $29.1 million with a weighted-average recognition period of 1.8 years.

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

U.S. and Canadian Retirement Plans.   We sponsor a qualified defined benefit retirement plan (the U.S. Retirement Income Plan, or USRIP) that covers approximately 20% of current U.S. salaried employees who were hired on or before June 30, 2007, the last date on which an individual could be hired and enter the plan before the USRIP was frozen to new participation at December 31, 2008. This plan also covers many retirees as well as certain terminated but vested individuals not yet in retirement status. We also sponsor a defined benefit plan that covers most salaried and hourly employees in Canada (the Canadian Retirement Income Plan, or CRIP), also frozen to new hires on October 1, 2011.

On October 1, 2012, we offered certain former U.S. employees the option to receive their USRIP pension benefits in either a lump sum payable by December 31, 2012, or a reduced monthly annuity that will commence December 1, 2012. The voluntary lump sum payment option was based on the present value of the participant’s pension benefit, and was payable at the participant’s election in cash or rollover into a qualified retirement plan or IRA. The offer was made to approximately 3,500 vested participants in the pension plan who had terminated employment prior to January 1, 2012 and had not yet started to receive monthly payment of their pension benefit. Participants were required to make an irrevocable election to receive the lump sum payment by November 26, 2012. Approximately 64% of the vested terminated participants elected to receive the lump sum payment which resulted in a payment of $62.6 million. The payment was made on December 21, 2012, from existing plan assets. Approximately 90 vested terminated participants elected the accelerated reduced monthly annuity which is being paid from the pension plan.

On November 7, 2012, an amendment to the USRIP was approved which froze future salary increases for non-grandfathered participants and provided a one-time 9% increase to the accrued benefit for these non-grandfathered participants who were employed on December 31, 2012. This amendment, along with the settlement described above, resulted in a $38.7 million pension charge recorded during the fourth quarter of 2012.

On September 14, 2011, the Compensation Committee of the Board of Directors approved a redesign of our retirement plans for our currently active Canadian employees, effective January 1, 2013, and for our new hires hired on or after October 1, 2011. The changes to our retirement plan froze the Canadian Retirement Income Plan, or CRIP, a registered defined benefit pension plan, for employees who did not meet retirement-eligibility status under the CRIP as of December 31, 2012 (“Non-Grandfathered” participants). Under the plan amendment, the service credit for Non-Grandfathered participants froze, but these participants will continue to receive credit for salary increases and vesting service. Additionally, Non-Grandfathered employees and certain other employees not eligible to participate in the CRIP (i.e., new hires on or after October 1, 2011) are eligible to participate in the enhanced defined contribution component of the CRIP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the twelve months ended December 31, 2013, we did not make any contributions to the USRIP and made contributions of $2.6 million to the CRIP. During the twelve months ended December 31, 2012, we did not make any contributions to the USRIP and made contributions of $3.7 million to the CRIP. At December 31, 2013, the USRIP met or exceeded ERISA’s minimum funding requirements.

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

Other Benefits.   We maintain certain healthcare and life insurance benefit plans for eligible retired employees. Substantially all of our U.S. employees may become eligible for the retiree healthcare benefits if they reach retirement age while working for us and satisfy certain years of service requirements. The retiree life insurance program covers employees who retired on or before December 31, 2003. We accrue the cost of providing healthcare benefits over the active service period of the employee.

Obligations and Funded Status.   A reconciliation of the projected benefit obligations, plan assets and funded status of the plans is as follows:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
	(In millions)
Change in projected benefit obligation
Benefit obligation at January 1,	$716.8	$746.1	$27.3	$29.9
Service cost	5.4	6.5	0.5	0.5
Interest cost	28.9	33.4	1.1	1.2
Plan participants' contributions	-	-	1.1	1.1
Amendments	-	7.5	(8.6)	-
Actuarial loss (gain)	(68.6)	68.7	0.9	(1.7)
Foreign currency exchange rate changes	(4.2)	1.8	0.6	-
Curtailments	-	(29.2)	-	-
Settlements	-	(77.3)	-	-
Benefits paid	(41.5)	(40.7)	(3.3)	(3.7)
Projected benefit obligation at December 31,	636.8	716.8	19.6	27.3
Change in plan assets
Fair value of plan assets at January 1,	548.0	583.0	21.4	19.3
Actual return on plan assets	58.5	59.0	2.4	2.1
Employer contributions	6.7	7.6	2.2	2.6
Plan participants' contributions	-	-	1.1	1.1
Foreign currency exchange rate changes	(3.6)	1.7	-	-
Settlements	-	(62.6)	(2.2)	-
Benefits paid	(41.5)	(40.7)	(3.3)	(3.7)
Fair value of plan assets at December 31,	568.1	548.0	21.6	21.4
Funded status of plan	$(68.7)	$(168.8)	$2.0	$(5.9)

The accumulated benefit obligation for the USRIP, CRIP and Supplemental Retirement Plans was $623.1 million at December 31, 2013. The accumulated benefit obligation for the USRIP, CRIP and Supplemental Retirement Plans was $697.5 million at December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2013, the USRIP and Supplemental Retirement Plans had projected benefit obligations and accumulated benefit obligations in excess of those plans’ respective assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these plans in the aggregate were $580.1 million, $575.5 million and $511.7 million, respectively, at December 31, 2013. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the CRIP were $56.7 million, $47.6 million and $56.4 million, respectively, at December 31, 2013.

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

The following table represents the net amounts recognized, or the funded status of our pension and other postretirement benefit plans, in our Consolidated Balance Sheets at December 31, 2013 and 2012:

	Pension Benefits		Other Benefits
(In millions)	2013	2012	2013	2012
Amounts recognized in the statements of financial position consist of:
Noncurrent assets	$-	$-	$5.1	$-
Current liabilities	(3.9)	(3.7)	(0.2)	-
Long-term liabilities	(64.8)	(165.1)	(2.9)	(5.9)
Net amount recognized	$(68.7)	$(168.8)	$2.0	$(5.9)

Included in accumulated other comprehensive loss at December 31, 2013 and 2012, were the following amounts that have not yet been recognized in net periodic pension cost:

	Pension Benefits		Other Benefits
(In millions)	2013	2012	2013	2012
Prior service cost, net of accumulated taxes of $3.1 and $3.5 in 2013 and 2012, respectively, for pension benefits and $(2.6) and $(0.3) in 2013 and 2012, respectively, for other benefits	$5.1	$6.0	$(4.3)	$(0.4)
Net actuarial loss, net of accumulated taxes of $112.0 and $151.5 in 2013 and 2012, respectively, for pension benefits and $2.8 and $4.6 in 2013 and 2012, respectively, for other benefits	196.7	262.9	4.7	7.9
Accumulated other comprehensive loss	$201.8	$268.9	$0.4	$7.5

The following shows amounts recognized in other comprehensive income (loss) during the twelve months ended December 31, 2013 and 2012:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in plan assets and benefit obligations recognized in other comprehensive income:

	Pension Benefits		Other Benefits
(In millions)	2013	2012	2013	2012
Amounts arising during the period:
Net actuarial loss (gain), net of taxes of $(32.6) and $21.8 in 2013 and 2012, respectively, for pension benefits and $0.1 and $(0.8) in 2013 and 2012, respectively, for other benefits	$(54.9)	$36.2	$0.1	$(1.8)
Foreign currency exchange rate (gain) loss, net of taxes of $(0.2) and $0.0 in 2013 and 2012, respectively, for pension benefits	(0.3)	0.1	-	-
Prior service (credit) cost, net of taxes of $(0.3) and $2.8 in 2013 and 2012, respectively, for pension benefits and $(3.1) in 2013 for other benefits	(0.6)	4.7	(5.4)	-

Amounts recognized in net periodic benefit cost during the period:
Recognized actuarial loss, net of taxes of $(6.4) and $(5.9) in 2013 and 2012, respectively, for pension benefits and $(1.2) and $(0.4) in 2013 and 2012, respectively, for other benefits	(10.6)	(10.1)	(2.0)	(0.7)
Amortization of prior service cost, net of taxes of $(0.5) and $(0.3) in 2013 and 2012, respectively, for pension benefits and $0.2 and $0.1 in 2013 and 2012, respectively, for other benefits	(0.8)	(0.5)	0.3	0.1
Curtailments, net of taxes of $(10.6) in 2012 for pension benefits	-	(18.4)	-	-
Settlements, net of taxes of $(19.5) in 2012	-	(33.5)	-	-
Total recognized in other comprehensive income	$(67.2)	$(21.5)	$(7.0)	$(2.4)

Components of Net Periodic Benefit Cost.

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011

	(In millions)
Service cost	$5.4	$6.5	$6.4	$0.5	$0.5	$0.6
Interest cost	28.9	33.4	34.5	1.1	1.2	1.6
Expected return on plan assets	(39.0)	(46.6)	(46.6)	(1.6)	(1.6)	(1.7)
Amortization of prior service cost	1.3	0.8	0.8	(0.5)	(0.2)	(0.2)
Recognized actuarial loss	17.0	16.0	12.0	3.2	1.1	1.3
Net periodic benefit cost	13.6	10.1	7.1	2.7	1.0	1.6
Curtailments	-	(0.2)	-	-	-	-
Settlements	-	38.9	-	-	-	-
Total net periodic benefit cost	$13.6	$48.8	$7.1	$2.7	$1.0	$1.6

The following represents the amount of prior service cost and actuarial loss included in accumulated other comprehensive loss that is expected to be recognized in net periodic benefit cost during the twelve months ending December 31, 2014:

	Pension	Other
(In millions)	Benefits	Benefits
Actuarial loss, net of taxes of $(4.8) for pension benefits and $(0.2) for other benefits	$8.2	$0.4
Prior service cost, net of taxes of $(0.3) for pension benefits and $0.4 for other benefits	$0.5	$(0.8)

Weighted-Average Assumptions.

Weighted-average assumptions used to determine	Pension Benefits		Other Benefits
benefit obligations at December 31,	2013	2012	2013	2012
Discount rate	5.07%	4.17%	4.49%	4.03%
Rate of compensation increase	3.26%	3.56%	N/A	N/A

Weighted-average assumptions used to determine	Pension Benefits			Other Benefits
net periodic benefit cost at December 31,	2013	2012	2011	2013	2012	2011
Discount rate	4.17%	4.60%	5.24%	4.03%	4.29%	4.90%
Expected return on plan assets	7.43%	7.67%	7.73%	7.50%	7.75%	7.75%
Rate of compensation increase	3.26%	4.41%	4.37%	4.23%	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discount Rates.   We determine our discount rates primarily based on high-quality, fixed-income investments and yield-to-maturity analyses specific to our estimated future benefit payments available as of the measurement date. Discount rates are reset annually on the measurement date to reflect current market conditions. We use a third-party yield curve to develop our discount rates. The yield curve provides discount rates related to a dedicated high-quality bond portfolio whose cash flows extend beyond the current period, from which we choose a rate matched to the expected benefit payments required for each plan.

Expected Return on Plan Assets.   The expected rate of return on plan assets is based on both our historical returns and forecasted future investment returns by asset class, as provided by our external investment advisor. In 2013, our U.S. pension plan investment returns of 11.4% exceeded the expected return of 7.5% for the fourth time in the last five years. The expected return for the USRIP for 2014 remains at 7.5%, which is consistent with the rate used in 2013. The CRIP earned 13.5% in 2013 also exceeding its expected return of 6.75% for the fourth time in five years. The CRIP has a lower expected return due to a higher asset allocation to fixed income securities.

The calculation of the net periodic benefit cost for the USRIP and CRIP utilizes a market-related value of assets. The market-related value of assets recognizes the difference between actual returns and expected returns over five years at a rate of 20% per year.

Healthcare Costs.   For the U.S. plan, an initial 7.0% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2014 for pre-Medicare coverage. The rate was assumed to decrease gradually to an ultimate rate of 5.0% by 2020. An initial 7.0% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2014 for post-Medicare coverage. The rate was assumed to decrease gradually to an ultimate rate of 5.0% by 2020.  For the Canadian plan, an initial 7.5% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2014. The rate was assumed to decrease gradually to an ultimate rate of 5.0% by 2019. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one-percentage point change in assumed healthcare cost trend rates at December 31, 2013 would have had the following effects:

	1-Percentage	1-Percentage
(In millions)	Point Increase	Point Decrease
Effect on total service and interest cost components	$0.2	$(0.2)
Effect on accumulated postretirement benefit obligation	$1.4	$(1.2)

We estimate that the future benefits payable for our retirement and postretirement plans are as follows at December 31, 2013:

	U.S. Defined	Non-U.S. Defined	Other
Years ending December 31,	Benefit Plans	Benefit Plans	Benefit Plans
	(In millions)
2014	$40.4	$2.4	$1.8
2015	$40.9	$2.4	$1.8
2016	$41.1	$2.4	$1.7
2017	$40.8	$2.5	$1.7
2018	$40.6	$2.6	$1.6
Next five fiscal years to December 31, 2023	$201.4	$13.9	$7.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Plan Assets.   The fair value of the pension assets at December 31, 2013, is as follows:

			Fair Value Measurements at Reporting Date Using:
Description		Fair Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
Large-Cap Equity	(1)	$121.1	$121.1	$-	$-
Small and Mid-Cap Equity	(1)	28.4	28.4	-	-
International Equity	(1) (2)	108.5	46.7	61.8	-
Fixed Income	(1) (2)	151.1	11.4	139.7	-
Private Equity	(3)	38.7	-	-	38.7
Hedge Funds	(4)	82.9	-	-	82.9
Real Assets	(1) (5)	31.8	19.6	-	12.2
Cash	(1)	5.6	5.6	-	-
Total		$568.1	$232.8	$201.5	$133.8

(1)	Fair value is based on observable market prices for the assets.

(2)
For the portion of this asset class categorized as Level 2, fair value is determined using dealer and broker quotations, certain pricing models, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.

(3)
Private equity investments are initially valued at cost. Fund managers periodically review the valuations utilizing subsequent company-specific transactions or deterioration in the company’s financial performance to determine if fair value adjustments are necessary. Private equity investments are typically viewed as long term, less liquid investments with return of capital coming via cash distributions from the sale of underlying fund assets. The Plan intends to hold these investments through each fund’s normal life cycle and wind down period.  As of December 31, 2013, we had $31.9 million of remaining commitments related to these private equity investments.

(4)
Fair value is reported by the fund manager based on observable market prices for actively traded assets within the funds, as well as financial models, comparable financial transactions or other factors relevant to the specific asset for assets with no observable market.  These investments are redeemable quarterly with a range of 30 – 90 days notice.

(5)
For the portion of this asset class categorized as Level 3, fair value is reported by the fund manager based on a combination of the following valuation approaches: current replacement cost less deterioration and obsolescence, a discounted cash flow model of income streams, and comparable market sales. As of December 31, 2013, we had $7.4 million of remaining commitments related to the real asset investments.

The following table shows a reconciliation of the beginning and ending balances for assets valued using significant unobservable inputs:

	Private Equity	Hedge Funds	Real Assets
	(In millions)
Balance at December 31, 2012	$36.0	$89.1	$11.1
Return on plan assets:
Unrealized	-	8.2	-
Realized	2.1	2.6	1.2
Purchases	7.1	-	0.4
Sales	(6.5)	(17.0)	(0.5)
Balance at December 31, 2013	$38.7	$82.9	$12.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the postretirement assets at December 31, 2013, is as follows:

				Fair Value Measurements at Reporting Date Using:
Description			Fair Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(In millions)
Large-Cap Equity	(1)		$5.1	$5.1	$-	$-
Small and Mid-Cap Equity	(1)		1.2	1.2	-	-
International Equity	(1)	(2)	3.5	2.0	1.5	-
Fixed Income	(1)	(2)	5.2	0.5	4.7	-
Private Equity	(3)		1.6	-	-	1.6
Hedge Funds	(4)		3.5	-	-	3.5
Real Assets	(1)	(5)	1.3	0.8	-	0.5
Cash	(1)		0.2	0.2	-	-
Total			$21.6	$9.8	$6.2	$5.6

(1)	Fair value is based on observable market prices for the assets.

(2)
For the portion of this asset class categorized as Level 2, fair value is determined using dealer and broker quotations, certain pricing models, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.

(3)
Private equity investments are initially valued at cost. Fund managers periodically review the valuations utilizing subsequent company-specific transactions or deterioration in the company’s financial performance to determine if fair value adjustments are necessary. Private equity investments are typically viewed as long term, less liquid investments with return of capital coming via cash distributions from the sale of underlying fund assets. The Plan intends to hold these investments through each fund’s normal life cycle and wind down period.

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

Gross realized and unrealized gains and losses, purchases and sales for Level 3 postretirement assets were not material for the twelve months ended December 31, 2013.

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

The asset allocation strategy is determined by our external advisor forecasting investment returns by asset class and providing allocation guidelines to maximize returns while minimizing the volatility and correlation of those returns. Investment recommendations are made by our external advisor, working in conjunction with our in-house Investment Officer. The asset allocation and ranges are approved by in-house investment fiduciaries and Plan Administrators, who are Named Fiduciaries under ERISA.

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

The Plan is prohibited from investing additional amounts in Equifax stock once the market value of stock held by each plan exceeds 10% of the total market value of each plan. In 2011, all shares of Equifax common stock directly owned by the USRIP were sold and none were directly owned by the Plan at December 31, 2013 or at December 31, 2012.  Not more than 5% of the portfolio (at cost) shall be invested in the securities of any one issuer, with the exceptions of Equifax common stock or other securities, and U.S. Treasury and government agency securities.

The following asset allocation ranges and actual allocations were in effect as of December 31, 2013 and 2012:

		Actual
USRIP	Range	2013	2012
Large-Cap Equity	10%-35%	23.7%	19.1%
Small- and Mid-Cap Equity	0%-15%	5.5%	4.0%
International Equity	10%-30%	15.7%	16.7%
Private Equity	2%-10%	7.6%	7.3%
Hedge Funds	10%-30%	16.2%	18.0%
Real Assets	2%-10%	6.2%	5.9%
Fixed Income	15%-40%	24.1%	27.5%
Cash	0%-15%	1.0%	1.5%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following specifies the asset allocation ranges and actual allocation as of December 31, 2013 and 2012:

		Actual
CRIP	Range	2013	2012
Canadian Equities	25%-50%	35.0%	35.6%
U.S. Equities	0%-19%	0.0%	0.0%
International Equities	0%-19%	15.0%	14.1%
Fixed Income	30%-70%	49.0%	49.9%
Money Market	0%-10%	1.0%	0.4%

Equifax Retirement Savings Plans.   Equifax sponsors a tax qualified defined contribution plan, the Equifax Inc. 401(k) Plan, or the Plan. We provide a discretionary match of participants’ contributions, up to four or six percent of employee eligible pay depending on certain eligibility rules under the Plan. We also provide a discretionary direct contribution to certain eligible employees, the percentage of which is based upon an employee’s credited years of service. Company contributions for the Plan during the twelve months ended December 31, 2013, 2012 and 2011 were $21.3 million, $17.8 million and $15.6 million, respectively.

Foreign Retirement Plans.   We also maintain defined contribution plans for certain employees in the U.K., Ireland and Canada. For the years ended December 31, 2013, 2012 and 2011, our expenses related to these plans were not material.

Deferred Compensation Plans.   We maintain deferred compensation plans that allow for certain management employees and the Board of Directors to defer the receipt of compensation (such as salary, incentive compensation, commissions or vested restricted stock units) until a later date based on the terms of the plans. The benefits under our deferred compensation plans are guaranteed by the assets of a grantor trust which, through our funding, make investments in certain mutual funds. The purpose of this trust is to ensure the distribution of benefits accrued by participants of the deferred compensation plans in case of a change in control, as defined in the trust agreement.

Annual Incentive Plan.   We have a shareholder-approved Key Management Incentive Plan (Annual Incentive Plan), which is a component of our amended and restated 2008 Omnibus Incentive Plan, for certain key officers that provides for annual or long-term cash awards at the end of various measurement periods, based on the earnings per share, revenue and/or various other criteria over the measurement period. Our total accrued incentive compensation for all incentive plans included in accrued salaries and bonuses on our Consolidated Balance Sheets was $51.8 million and $70.0 million at December 31, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Benefit Trusts.   We maintain employee benefit trusts for the purpose of satisfying obligations under certain benefit plans. These trusts held 0.6 million shares of Equifax stock with a value, at cost, of $5.9 million at December 31, 2013 and 2012, as well as cash, which was not material for both periods presented. The employee benefits trusts are as follows:

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

The assets in these plans which are recorded on our Consolidated Balance Sheets are subject to creditor’s claims in case of insolvency of Equifax Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component, after tax, for the twelve months ended December 31, 2013, are as follows:

		Pension and other	Cash flow
	Foreign	postretirement	hedging
	currency	benefit plans	transactions	Total
	(In millions)
Balance, December 31, 2012	$(83.6)	$(276.4)	$(2.0)	$(362.0)
Other comprehensive income before reclassifications	(24.9)	61.1	0.1	36.3
Amounts reclassified from accumulated other comprehensive income	-	13.1	-	13.1
Net current-period other comprehensive income	(24.9)	74.2	0.1	49.4
Balance, December 31, 2013	$(108.5)	$(202.2)	$(1.9)	$(312.6)

Reclassifications out of accumulated other comprehensive income for the twelve months ended December 31, 2013, are as follows:

	Amount reclassified	Affected line item in
Details about accumulated other	from accumulated other	the statement where
comprehensive income components	comprehensive income (1)	net income is presented
(in millions)
Amortization of pension and other postretirement plan items:
Prior service cost	$(0.8)	(2)
Recognized actuarial loss	(20.2)	(2)
	(21.0)	Total before tax
	7.9	Tax benefit
	$(13.1)	Net of tax

(1)          Amounts in parentheses indicate expense recognized in the Consolidated Statements of Income.

(2)          These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 11 Benefit Plans for additional details).

Changes in accumulated other comprehensive income related to noncontrolling interests were not material as of December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  RESTRUCTURING CHARGES

In the fourth quarter of 2013, we recorded a restructuring charge to realign internal resources of $9.3 million ($5.9 million, net of tax) in selling, general and administrative expenses on our Consolidated Statements of Income primarily related to headcount reductions of approximately 160 positions. This charge resulted from our continuing efforts to align our business to better support our strategic objectives. Generally, severance benefits for our U.S. employees are paid through monthly payroll according to the number of weeks of severance benefit provided to the employee, while our international employees receive a lump sum severance payment for their benefit. Payments related to this charge were not material during the twelve months ended December 31, 2013 and all payments are expected to be substantially completed by the end of 2014.  Restructuring charges are recorded in general corporate expense.

14.  SEGMENT INFORMATION

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the twelve months ended December 31, 2013, 2012 and 2011 and as of December 31, 2013 and 2012 is as follows:

	Twelve Months Ended
(in millions)	December 31,
Operating revenue:	2013	2012	2011
U.S. Consumer Information Solutions	$1,013.4	$869.3	$765.0
International	513.5	486.2	492.9
Workforce Solutions	474.1	442.1	382.1
North America Personal Solutions	207.4	185.5	163.9
North America Commercial Solutions	95.5	89.9	89.3
Total operating revenue	$2,303.9	$2,073.0	$1,893.2

	Twelve Months Ended
(in millions)	December 31,
Operating income:	2013	2012	2011
U.S. Consumer Information Solutions	$397.8	$345.2	$298.9
International	148.1	143.8	132.2
Workforce Solutions	142.6	106.6	89.5
North America Personal Solutions	58.6	50.4	41.3
North America Commercial Solutions	21.4	19.8	23.6
General Corporate Expense	(157.3)	(185.8)	(116.9)
Total operating income	$611.2	$480.0	$468.6

	December 31,
(in millions)	2013	2012
Total assets:
U.S. Consumer Information Solutions	$1,926.4	$2,010.5
International	728.1	701.7
Workforce Solutions	1,295.5	1,371.9
North America Personal Solutions	42.9	23.7
North America Commercial Solutions	62.9	64.2
General Corporate	484.1	348.1
Total assets	$4,539.9	$4,520.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended
(in millions)	December 31,
Depreciation and amortization expense:	2013	2012	2011
U.S. Consumer Information Solutions	$86.0	$40.6	$42.1
International	23.4	24.8	26.9
Workforce Solutions	51.7	66.2	63.7
North America Personal Solutions	7.5	7.0	6.0
North America Commercial Solutions	3.5	4.7	5.1
General Corporate	17.5	16.7	16.8
Total depreciation and amortization expense	$189.6	$160.0	$160.6

	Twelve Months Ended
(in millions)	December 31,
Capital expenditures:	2013	2012	2011
U.S. Consumer Information Solutions	$14.6	$16.1	$13.5
International	19.2	10.7	15.8
Workforce Solutions	14.6	12.8	23.4
North America Personal Solutions	6.9	6.1	5.4
North America Commercial Solutions	2.6	2.2	2.2
General Corporate	25.4	18.1	14.7
Total capital expenditures	$83.3	$66.0	$75.0

Financial information by geographic area is as follows:

	Twelve Months Ended
(in millions)	December 31,
	2013		2012		2011
Operating revenue (based on location of customer):	Amount	%	Amount	%	Amount	%
U.S.	$1,766.0	77%	$1,561.9	76%	$1,374.3	72%
Canada	155.6	7%	153.9	7%	151.3	8%
U.K.	144.7	6%	133.5	6%	124.1	7%
Other	237.6	10%	223.7	11%	243.5	13%
Total operating revenue	$2,303.9	100%	$2,073.0	100%	$1,893.2	100%

(in millions)	December 31,
	2013		2012
Long-lived assets:	Amount	%	Amount	%
U.S.	$3,332.8	86%	$3,453.6	87%
U.K.	122.3	3%	122.3	3%
Canada	54.7	1%	63.9	1%
Other	381.7	10%	341.6	9%
Total long-lived assets	$3,891.5	100%	$3,981.4	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2013 and 2012 was as follows:

	Three Months Ended
2013	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
Operating revenue	$566.5	$586.9	$572.0	$578.5
Operating income	$149.0	$158.1	$150.0	$154.1
Consolidated income from continuing operations	$84.2	$92.3	$86.1	$78.9
Discontinued operations, net of tax	$19.0	$-	$(0.6)	$-
Consolidated net income	$103.2	$92.3	$85.5	$78.9
Net income attributable to Equifax	$101.1	$90.5	$83.5	$76.7
Basic earnings per common share*
Net income from continuing operations attributable to Equifax	$0.68	$0.75	$0.69	$0.63
Discontinued operations attributable to Equifax	$0.16	$-	$-	$-
Net income attributable to Equifax	$0.84	$0.75	$0.69	$0.63
Diluted earnings per common share*
Net income from continuing operations attributable to Equifax	$0.67	$0.73	$0.67	$0.62
Discontinued operations attributable to Equifax	$0.15	$-	$-	$-
Net income attributable to Equifax	$0.82	$0.73	$0.67	$0.62

	Three Months Ended
2012	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
Operating revenue	$505.9	$513.3	$520.0	$533.8
Operating income	$128.3	$129.0	$130.5	$92.2
Consolidated income from continuing operations	$73.3	$76.5	$79.1	$46.4
Discontinued operations, net of tax	$0.4	$2.3	$1.0	$1.8
Consolidated net income	$73.7	$78.8	$80.1	$48.2
Net income attributable to Equifax	$71.5	$76.4	$77.9	$46.3
Basic earnings per common share*
Net income from continuing operations attributable to Equifax	$0.59	$0.61	$0.64	$0.37
Discontinued operations attributable to Equifax	$0.01	$0.02	$0.01	$0.02
Net income attributable to Equifax	$0.60	$0.63	$0.65	$0.39
Diluted earnings per common share*
Net income from continuing operations attributable to Equifax	$0.58	$0.60	$0.63	$0.36
Discontinued operations attributable to Equifax	$-	$0.02	$0.01	$0.02
Net income attributable to Equifax	$0.58	$0.62	$0.64	$0.38

*	The sum of the quarterly EPS does not equal the annual EPS due to changes in the weighted-average shares between periods.

The comparability of our quarterly financial results during 2013 and 2012 was impacted by certain events, as follows:

•
During Q1 2013, we divested of two non-strategic business lines, Equifax Settlement Services and Talent Management Services for a total of $47.5 million.  For additional information, see Note 3 of the Notes to Consolidated Financial Statements.

•
During 2013 and 2012, we made several acquisitions, including the CSC Credit Services Acquisitions on December 28, 2012 which did not have a material impact on the results of the fourth quarter of 2012. For additional information about our acquisitions, see Note 4 of the Notes to Consolidated Financial Statements.

•
During the fourth quarter of 2012, we offered certain former U.S. employees a voluntary lump sum payment option of their pension benefits or a reduced monthly annuity. Approximately 64% of the vested terminated participants elected to receive the lump sum payment which resulted in a payment of $62.6 million. An amendment to the USRIP was also approved which froze future salary increases for non-grandfathered participants and offered a one-time 9% increase to the service benefit. The settlement and amendment resulted in a $38.7 million pension charge. For additional information, see Note 11 of the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  SUBSEQUENT EVENT

                On January 15, 2014, we acquired 100% of the stock of TDX Group, a debt placement service and debt management platform company in the United Kingdom, for approximately $327 million.  This acquisition will expand our capabilities within the collections market as well as other markets. TDX will become part of our International segment.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chairman and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Equifax’s disclosure controls and procedures as of December 31, 2013.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, and due to the fact the Company did not appropriately evaluate the identified deficiency discussed below in internal control over financial reporting related to the accounting for acquisition-related intangible assets in determining whether it was a material weakness until after December 31, 2013, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective.

Subsequent to December 31, 2013, management has designed additional disclosure controls and procedures which were implemented in January 2014.  Our disclosure controls and procedures now include a formal evaluation of all identified deficiencies to consider the materiality of the transactions subject to a deficient controls performance (i.e. the pervasiveness of the deficiency and the likelihood that the deficiency could potentially result in a material misstatement to the financial statements), the existence of mitigating controls, and the aggregation of deficiencies to evaluate if there is a material weakness in our internal controls over financial reporting requiring disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our Chairman and Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of Equifax’s internal control over financial reporting as of December 31, 2013 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 Framework). Based on this assessment using those criteria, our management concluded that, as of December 31, 2013, Equifax’s internal control over financial reporting was effective. The effectiveness of Equifax’s internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, Equifax’s independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Form 10-K on page 55.

During 2013, the Company acquired three businesses. As permitted by Securities and Exchange Commission guidance, the scope of our Section 404 evaluation for the fiscal year ended December 31, 2013 does not include the internal controls over financial reporting over the acquired operations.  These acquisitions are included in our consolidated financial statements from the date of the acquisitions.  The acquisitions were not material to the 2013 consolidated financial statements.

Changes in Internal Control Over Financial Reporting.

During the fourth quarter of 2013, management determined that a deficiency in internal controls over financial reporting existed at December 31, 2012.  This deficiency in the internal controls over financial reporting was in our review controls in accounting for business combinations.  Specifically, those controls did not adequately consider the relevant accounting literature as it relates to the identification and recording of intangible assets.  The Company has concluded that the control deficiency was a material weakness that existed as of December 31, 2012.  This deficiency which was later identified as a material weakness in internal control over financial reporting was identified in conjunction with identifying and correcting immaterial errors in our third quarter Form 10-Q related to measurement and determination of useful lives for intangible assets acquired in a business combination consummated in 2012. The Company undertook the necessary procedures discussed below to remediate the control deficiency described above during the fourth quarter of 2013.

The material weakness had no material impact on the Company’s financial position, results of operations or cash flows as of and for the year ended December 31, 2012. Based on the identification of the deficiency, the Company designed and implemented in the fourth quarter of 2013 remediation measures to address the deficiency described above. The following actions, which the Company believes have remediated the deficiency, were completed prior to December 31, 2013.

•	Added an internal control over the accounting for business combinations to require as part of the accounting for any business combination that a review of accounting standards issued since the previous business combination be conducted.

•	Added an internal control over the accounting for business combinations to require that when an intangible asset has been identified for potential valuation which is not an asset we have routinely recorded in connection with business combinations, a review of all accounting standards for business combinations will be conducted.

There have been no other changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 10 of Part III regarding our directors, nominees, and audit committee financial experts is included in the sections captioned “Directors, Executive Officers and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement, or 2014 Proxy Statement, relating to the Annual Meeting of Shareholders to be held on May 2, 2014, to be filed with the SEC within 120 days after December 31, 2013, which information is incorporated by reference into this Form 10-K.

Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business — Executive Officers of the Registrant.”

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is included in the section of our 2014 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated by reference into this Form 10-K.

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

ITEM 11.  EXECUTIVE COMPENSATION

Information required by Item 11 of Part III is included in the sections of our 2014 Proxy Statement captioned “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” which information is incorporated by reference into this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of Part III is included in the sections of our 2014 Proxy Statement captioned “Securities Owned by Certain Beneficial Owners” and “Securities Owned by Directors and Management” which information is incorporated by reference into this Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by Item 12 regarding the securities authorized for issuance under our equity compensation plans is included in the section captioned “Equity Compensation Plan Information” in our 2014 Proxy Statement which information is incorporated by reference into this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Part III is included in the sections of our 2014 Proxy Statement captioned “Directors, Executive Officers and Governance,” and “Review, Approval or Ratification of Transactions with Related Persons” and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 of Part III is included in the section of our 2014 Proxy Statement captioned “Independent Registered Public Accounting Firm Fees” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm” which information is incorporated by reference into this Form 10-K.

PART IV

ITEM 15.  EXHIBITS AND
FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed as a Part of This Report:

(1)	Financial Statements. The following financial statements are included in Item 8 of Part II:

•	Consolidated Balance Sheets — December 31, 2013 and 2012;

•	Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011;

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011;

•	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011; and

•	Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules.

•	Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	Exhibits. A list of the exhibits required to be filed as part of this Report by Item 601 of Regulation S-K is set forth in the Exhibit Index on page 109 of this report, which immediately precedes such exhibits, and is incorporated herein by reference.

(b)	Exhibits. See Item 15(a)(3).

(c)	Financial Statement Schedules. See Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2014.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2014.

/s/ RICHARD F. SMITH
Richard F. Smith
Director, Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ LEE ADREAN
Lee Adrean
Corporate Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ NUALA M. KING
Nuala M. King
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

/s/ JAMES E. COPELAND, JR.
James E. Copeland, Jr.
Director

/s/ ROBERT D. DALEO
Robert D. Daleo
Director

/s/ WALTER W. DRIVER, JR.
Walter W. Driver, Jr.
Director

/s/ MARK L. FEIDLER
Mark L. Feidler
Director

/s/ L. PHILLIP HUMANN
L. Phillip Humann
Director

/s/ ROBERT D. MARCUS
Robert D. Marcus
Director

/s/ SIRI S. MARSHALL
Siri S. Marshall
Director

/s/ JOHN A. MCKINLEY
John A. McKinley
Director

/s/ MARK B. TEMPLETON
Mark B. Templeton
Director

2013 Form 10-K
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

4.7
Third Amended and Restated Credit Agreement dated as of December 19, 2012, among Equifax Inc., Equifax Limited, Equifax Canada Co. (formerly known as Equifax Canada, Inc.), Equifax Luxembourg S.A.R.L., the lenders named therein and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 4.2 to Equifax's Form 8-K filed December 20, 2012).

109

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

Management Contracts and Compensatory Plans or Arrangements

10.1	Form of Director/Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed May 14, 2009).
10.2	Form of New Change in Control Agreement (Tier I or Tier II) (incorporated by reference to Exhibit 10.2 to Equifax’s Form 10-K filed February 22, 2013).
10.3	Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (incorporated by reference to Appendix C to Equifax’s definitive proxy statement on Schedule 14A filed March 20, 2013).
10.4	Equifax Inc. Non-Employee Director Stock Option Plan and Form of Non-Employee Director Stock Option Agreement (incorporated by reference to Exhibit 10.16 to Equifax’s Form 10-K filed March 31, 1999).
10.5	Equifax Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.7 to Equifax’s Form 10-K filed March 29, 2001).
10.6(a)	Supplemental Retirement Plan for Executives of Equifax Inc. (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed November 15, 2004).
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
10.8
Equifax Inc. Key Management Long-Term Incentive Plan, as amended and restated effective as of May 2, 2013 (incorporated by reference to Appendix C to Equifax’s definitive proxy statement on Schedule 14A filed March 20, 2013).

10.9	Form of Non-Qualified Stock Option Agreement under the Equifax Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to Equifax’s Form 10-K filed February 22, 2013).
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

10.17	Equifax Inc. Director and Executive Stock Deferral Plan, as amended through December 31, 2008 (incorporated by reference to Exhibit 10.16 to Equifax’s Form 10-K filed February 26, 2009).
10.18	Form of Director Deferred Share Award Agreement, as amended through December 31, 2008 (incorporated by reference to Exhibit 10.17 to Equifax’s Form 10-K filed February 26, 2009).

10.19		Summary of Annual Incentive Plan (incorporated by reference to Exhibit 10.32 to Equifax’s Form 10-K filed March 16, 2005).
10.20		Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.20 to Equifax’s Form 10-K filed February 22, 2013).
10.21
Amended and Restated Employment Agreement dated as of September 23, 2008, between Equifax Inc. and Richard F. Smith (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed September 26, 2008).

10.22
Letter agreement dated December 21, 2012, between Equifax Inc. and Richard F. Smith modifying the Amended Restated Employment Agreement dated as of September 23, 2008 (amendment to comply with Section 409A of Internal Revenue Code) (incorporated by reference to Exhibit 10.22 to Equifax’s Form 10-K filed February 22, 2013).

10.23		Deferred Share Award Agreement dated as of September 19, 2005, between Equifax Inc. and Richard F. Smith (incorporated by reference to Exhibit 10.2 to Equifax’s Form 10-Q filed November 7, 2005).
10.24
Form of Total Share Return Performance Share Award Agreement (Senior Leadership Team) for awards granted prior to May 2013 under the Equifax Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.24 to Equifax’s Form 10-K filed February 22, 2013).

10.25
Form of Total Share Return Performance Share Award Agreement (CEO) for awards granted prior to May 2013 under the Equifax Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.25 to Equifax’s Form 10-K filed February 22, 2013).

10.26
Form of Qualified Performance-Based Restricted Stock Unit Award Agreement (Senior Leadership Team) under the Equifax Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.26 to Equifax’s Form    10-K filed February 22, 2013).

10.27
Form of Qualified Performance-Based Restricted Stock Unit Award Agreement (CEO) under the Equifax Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.27 to Equifax’s Form 10-K filed February 22, 2013).

10.28		Form of Employee Restricted Stock Unit Award Agreement under the Equifax Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.28 to Equifax’s Form 10-K filed February 22, 2013).
10.29	*	Form of Amended Total Share Return Performance Share Award Agreement (Senior Leadership Team) for awards granted after May 2013 under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan.
10.30	*	Form of Amended Total Share Return Performance Share Award Agreement (CEO) for awards granted after May 2013 under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan.

Material Contracts

10.31		Commercial Paper Dealer Agreement dated May 22, 2007, between Equifax Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed May 23, 2007).
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

14.1		Code of Ethics (The Equifax Business Ethics and Compliance Program)(incorporated by reference to Exhibit 14.1 to Equifax’s Form 10-K filed February 23, 2012).
21.1	*	Subsidiaries of Equifax Inc.
23.1	*	Consent of Independent Registered Public Accounting Firm.
24.1	*	Powers of Attorney (included on signature page).
31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	*	Section 1350 Certification of Chief Executive Officer.
32.2	*	Section 1350 Certification of Chief Financial Officer.
101.	INS	XBRL Instance Document.
101.	SCH	XBRL Taxonomy Extension Schema Document.
101.	CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.	LAB	XBRL Taxonomy Extension Label Linkbase.
101.	PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.	DEF	XBRL Taxonomy Extension Definition Linkbase.

* Filed herewith.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

2013

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
	(In millions)
Reserves deducted in the balance sheet from the
assets to which they apply:
Trade accounts receivable	$6.3	$2.8	$-	$(2.3)	$6.8
Deferred income tax asset valuation allowance	102.5	19.4	1.9	(4.0)	119.8
	$108.8	$22.2	$1.9	$(6.3)	$126.6

2012

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
	(In millions)
Reserves deducted in the balance sheet from the
assets to which they apply:
Trade accounts receivable	$5.9	$2.1	$-	$(1.7)	$6.3
Deferred income tax asset valuation allowance	92.8	10.9	(0.2)	(1.0)	102.5
	$98.7	$13.0	$(0.2)	$(2.7)	$108.8

2011

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
	(In millions)
Reserves deducted in the balance sheet from the
assets to which they apply:
Trade accounts receivable	$7.5	$2.8	$-	$(4.4)	$5.9
Deferred income tax asset valuation allowance	87.2	9.6	(1.2)	(2.8)	92.8
	$94.7	$12.4	$(1.2)	$(7.2)	$98.7

