Form 10-Q
period 2014-03-31
EQUIFAX INC
filed 2014-04-24
CIK 33185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

On April 11, 2014, there were 122,029,620 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED March 31, 2014

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to future operating results, are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors,” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013, and those described from time to time in our future reports filed with the Securities and Exchange Commission. As a result of such risks and uncertainties, we urge you not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2014	2013
(In millions, except per share amounts)	(Unaudited)
Operating revenue	$584.5	$566.5
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	206.8	195.1
Selling, general and administrative expenses	175.4	174.5
Depreciation and amortization	50.4	47.9
Total operating expenses	432.6	417.5
Operating income	151.9	149.0
Interest expense	(17.3)	(17.7)
Other (expense) income, net	(2.1)	0.1
Consolidated income from continuing operations before income taxes	132.5	131.4
Provision for income taxes	(46.2)	(47.2)
Consolidated income from continuing operations	86.3	84.2
Discontinued operations, net of tax	-	19.0
Consolidated net income	86.3	103.2
Less: Net income attributable to noncontrolling interests	(2.4)	(2.1)
Net income attributable to Equifax	$83.9	$101.1
Amounts attributable to Equifax:
Net income from continuing operations attributable to Equifax	$83.9	$82.1
Discontinued operations, net of tax	-	19.0
Net income attributable to Equifax	$83.9	$101.1
Basic earnings per common share:
Net income from continuing operations attributable to Equifax	$0.69	$0.68
Discontinued operations attributable to Equifax	-	0.16
Net income attributable to Equifax	$0.69	$0.84
Weighted-average shares used in computing basic earnings per share	122.0	120.5
Diluted earnings per common share:
Net income from continuing operations attributable to Equifax	$0.67	$0.67
Discontinued operations attributable to Equifax	-	0.15
Net income attributable to Equifax	$0.67	$0.82
Weighted-average shares used in computing diluted earnings per share	124.4	123.1
Dividends per common share	$0.25	$0.22

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2014			2013
	Equifax	Noncontrolling		Equifax	Noncontrolling
	Shareholders	Interests	Total	Shareholders	Interests	Total
	(In millions)
Net income	$83.9	$2.4	$86.3	$101.1	$2.1	$103.2
Other comprehensive income:
Foreign currency translation adjustment, net	(6.1)	(0.5)	(6.6)	(9.6)	(0.5)	(10.1)
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans, net	2.1	-	2.1	3.0	-	3.0
Comprehensive income	$79.9	$1.9	$81.8	$94.5	$1.6	$96.1

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
(In millions, except par values)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$101.4	$235.9
Trade accounts receivable, net of allowance for doubtful accounts of $8.3 and $6.8 at March 31, 2014 and December 31, 2013, respectively	337.2	309.7
Prepaid expenses	37.2	34.5
Other current assets	48.7	68.3
Total current assets	524.5	648.4
Property and equipment:
Capitalized internal-use software and system costs	397.2	388.0
Data processing equipment and furniture	189.4	188.0
Land, buildings and improvements	189.9	185.2
Total property and equipment	776.5	761.2
Less accumulated depreciation and amortization	(485.5)	(472.3)
Total property and equipment, net	291.0	288.9
Goodwill	2,634.6	2,395.1
Indefinite-lived intangible assets	95.3	95.5
Purchased intangible assets, net	1,060.0	973.2
Other assets, net	144.7	138.8
Total assets	$4,750.1	$4,539.9
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$488.4	$296.5
Accounts payable	27.5	19.9
Accrued expenses	102.0	95.4
Accrued salaries and bonuses	32.0	90.2
Deferred revenue	66.6	61.8
Other current liabilities	78.1	98.7
Total current liabilities	794.6	662.5
Long-term debt	1,145.6	1,145.5
Deferred income tax liabilities, net	287.2	263.7
Long-term pension and other postretirement benefit liabilities	71.8	72.4
Other long-term liabilities	55.4	54.8
Total liabilities	2,354.6	2,198.9
Commitments and Contingencies (see Note 5)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	-	-
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at March 31, 2014 and December 31, 2013; Outstanding shares - 122.0 and 121.9 at March 31, 2014 and December 31, 2013, respectively	236.6	236.6
Paid-in capital	1,190.0	1,174.6
Retained earnings	3,362.3	3,309.2
Accumulated other comprehensive loss	(316.6)	(312.6)
Treasury stock, at cost, 66.7 shares and 66.8 shares at March 31, 2014 and December 31, 2013, respectively	(2,111.2)	(2,101.2)
Stock held by employee benefits trusts, at cost, 0.6 shares at both March 31, 2014 and December 31, 2013	(5.9)	(5.9)
Total Equifax shareholders' equity	2,355.2	2,300.7
Noncontrolling interests	40.3	40.3
Total equity	2,395.5	2,341.0
Total liabilities and equity	$4,750.1	$4,539.9

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2014	2013
(In millions)	(Unaudited)
Operating activities:
Consolidated net income	$86.3	$103.2
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Gain on divestiture	-	(18.4)
Depreciation and amortization	50.5	48.1
Stock-based compensation expense	11.1	10.4
Excess tax benefits from stock-based compensation plans	(4.4)	(0.6)
Deferred income taxes	0.5	(3.6)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(20.4)	(4.1)
Prepaid expenses and other current assets	20.5	0.2
Other assets	(6.8)	4.3
Current liabilities, excluding debt	(72.2)	(74.9)
Other long-term liabilities, excluding debt	(0.1)	1.7
Cash provided by operating activities	65.0	66.3
Investing activities:
Capital expenditures	(18.5)	(18.7)
Acquisitions, net of cash acquired	(333.7)	-
Cash received from divestitures	-	43.7
Investment in unconsolidated affiliates, net	4.3	-
Cash (used in) provided by investing activities	(347.9)	25.0
Financing activities:
Net short-term borrowings (repayments)	193.4	(106.6)
Treasury stock purchases	(24.4)	-
Dividends paid to Equifax shareholders	(30.7)	(26.5)
Dividends paid to noncontrolling interests	(1.9)	(1.1)
Proceeds from exercise of stock options	13.9	5.9
Excess tax benefits from stock-based compensation plans	4.4	0.6
Other	0.2	(0.7)
Cash provided by (used in) financing activities	154.9	(128.4)
Effect of foreign currency exchange rates on cash and cash equivalents	(6.5)	(2.1)
Decrease in cash and cash equivalents	(134.5)	(39.2)
Cash and cash equivalents, beginning of period	235.9	146.8
Cash and cash equivalents, end of period	$101.4	$107.6

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND OTHER COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2014

(Unaudited)

	Equifax Shareholders
							Stock
					Accumulated		Held By
	Common Stock				Other		Employee
	Shares		Paid-In	Retained	Comprehensive	Treasury	Benefits	Noncontrolling	Total
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Trusts	Interests	Equity
	(In millions, except per share amounts)
Balance, December 31, 2013	121.9	$236.6	$1,174.6	$3,309.2	$(312.6)	$(2,101.2)	$(5.9)	$40.3	$2,341.0
Net income	-	-	-	83.9	-	-	-	2.4	86.3
Other comprehensive income	-	-	-	-	(4.0)	-	-	(0.5)	(4.5)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.5	-	(0.3)	-	-	14.4	-	-	14.1
Treasury stock purchased under share repurchase program ($69.74 per share)*	(0.4)	-	-	-	-	(24.4)	-	-	(24.4)
Cash dividends ($0.25 per share)	-	-	-	(30.8)	-	-	-		(30.8)
Dividends paid to employee benefits trusts	-	-	0.1	-	-	-	-	-	0.1
Stock-based compensation expense	-	-	11.1	-	-	-	-	-	11.1
Tax effects of stock-based compensation plans	-	-	4.5	-	-	-	-	-	4.5
Dividends paid to noncontrolling interests	-	-	-	-	-	-	-	(1.9)	(1.9)
Balance, March 31, 2014	122.0	$236.6	$1,190.0	$3,362.3	$(316.6)	$(2,111.2)	$(5.9)	$40.3	$2,395.5

*	At March 31, 2014, $190.7 million was authorized for future purchases of common stock under our share repurchase authorization.

Accumulated Other Comprehensive Loss consists of the following components:

	March 31,	December 31,
	2014	2013
	(In millions)
Foreign currency translation	$(114.6)	$(108.5)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $113.8 and $115.3 at March 31, 2014 and December 31, 2013, respectively	(200.1)	(202.2)
Cash flow hedging transactions, net of accumulated tax of $1.2 at March 31, 2014 and December 31, 2013	(1.9)	(1.9)
Accumulated other comprehensive loss	$(316.6)	$(312.6)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations.   We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain human resources, employment tax and payroll-related business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of March 31, 2014, we operated in the following countries: Argentina, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We also maintain support operations in the Republic of Ireland. We offer credit services in Russia and India through joint ventures and also have an investment in a consumer and commercial credit information company in Brazil.

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

Basis of Presentation.   The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, the instructions to Form 10-Q and applicable sections of Regulation S-X. To understand our complete financial position and results, as defined by GAAP, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”).

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

Earnings Per Share.   Our basic earnings per share, or EPS, is calculated as net income attributable to Equifax divided by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. The net income amounts used in both our basic and diluted EPS calculations are the same. A reconciliation of the weighted-average outstanding shares used in the two calculations is as follows:

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Three Months Ended March 31,
	2014	2013
	(In millions)
Weighted-average shares outstanding (basic)	122.0	120.5
Effect of dilutive securities:
Stock options and restricted stock units	2.4	2.6
Weighted-average shares outstanding (diluted)	124.4	123.1

For the three months ended March 31, 2014 and 2013, the stock options that were anti-dilutive were not material.

Financial Instruments.   Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable and short- and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for publicly traded instruments, and for non-publicly traded instruments through valuation techniques depending on the specific characteristics of the debt instrument. As of March 31, 2014 and December 31, 2013, the fair value of our long-term debt, based on observable inputs was $1.2 billion compared to its carrying value of $1.1 billion.

Derivatives and Hedging Activities.   We use derivative financial instruments as a risk management tool to hedge the Company’s exposure to changes in interest rates, not for speculative purposes. On occasion, we have used interest rate swaps and interest rate lock agreements to manage interest rate risk associated with our fixed and floating-rate borrowings. Forward contracts on various foreign currencies have been used to manage the foreign currency exchange rate risk of certain firm commitments denominated in foreign currencies. We recognize all derivatives on the balance sheet at fair value. Derivative valuations reflect the value of the instrument including material amounts associated with counterparty risk.

Fair Value Hedges.   In conjunction with our November 2009 sale of five-year Senior Notes, we entered into five-year interest rate swaps, designated as fair value hedges, which convert the debt’s fixed interest rate to a variable rate. These swaps involve the receipt of fixed rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed-rate Senior Notes they hedge due to changes in the designated benchmark interest rate and are recorded in interest expense. The fair value of these interest rate swaps was an asset of $4.4 million and $6.0 million at March 31, 2014 and December 31, 2013, respectively, and was recorded in other long-term assets on our Consolidated Balance Sheets.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table presents items measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value of Assets (Liabilities) at March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Fair Value Interest Rate Swaps(1)	$4.4	$-	$4.4	$-
Notes, due 2014(1)	(279.4)	-	(279.4)	-
Deferred Compensation Plan Assets(2)	22.5	22.5	-	-
Deferred Compensation Plan Liability(2)	(22.5)	-	(22.5)	-
Total	$(275.0)	$22.5	$(297.5)	$-

(1)        The fair value of our interest rate swaps, which are designated as fair value hedges, and our notes, due in 2014, are based on the present value of expected future cash flows using zero coupon rates and are classified within Level 2 of the fair value hierarchy.

(2)        We maintain deferred compensation plans that allow for certain management employees to defer the receipt of compensation (such as salary, incentive compensation and commissions) until a later date based on the terms of the plan. The liability representing benefits accrued for plan participants is valued at the quoted market prices of the participants’ investment elections. The asset consists of mutual funds reflective of the partcipants’ investment selections and is valued at daily quoted market prices.

Variable Interest Entities.  We hold interests in certain entities, including credit data and information solutions ventures, that are considered variable interest entities, or VIEs.  These variable interests relate to ownership interests that require financial support for these entities.  Our investments related to these VIEs totaled $18.3 million at March 31, 2014, representing our maximum exposure to loss.  We are not the primary beneficiary and are not required to consolidate any of these VIEs.

Other Assets.  Other assets on our Consolidated Balance Sheets primarily represents our investment in unconsolidated affiliates, our cost method investment in Boa Vista Servicos (“BVS”), interest rate swaps, assets related to life insurance policies covering certain officers of the Company, and employee benefit trust assets. Our investment in BVS, which represents a 15% equity interest in BVS, was valued at 90 million Brazilian Reais ($39.8 million and $38.2 million at March 31, 2014 and December 31, 2013, respectively) and is accounted for using the cost method. The estimated fair value of the investment approximates carrying value at March 31, 2014.

Impairment of Cost Method Investment.   We monitor the status of our cost method investment in order to determine if conditions exist or events and circumstances indicate that it may be impaired in that its carrying amount may exceed the fair value of the investment. Significant factors that are considered that could be indicative of an impairment include: changes in business strategy, market conditions, underperformance relative to historical or expected future operating results; and negative industry or economic trends. If potential indicators of impairment exist, we estimate the fair value of the investment using a combination of a discounted cash flow analysis and an evaluation of EBITDA and transaction multiples for comparable companies. If the carrying value of the investment exceeds the estimated fair value, an impairment loss is recorded based on the amount by which the investment’s carrying amount exceeds its fair value. We recorded an impairment of our cost method investment in 2013. See Note 2 of the Notes to Consolidated Financial Statements in our 2013 Form 10-K for further discussion.

2. TDX GROUP ACQUISITION

On January 15, 2014, we acquired 100% of the stock of TDX Group, a data and technology company in the United Kingdom that specializes in helping lenders and creditors optimize collection and recovery performance through the use of analytics, data exchanges and technology platforms for $322.8 million. This acquisition will expand our capabilities within the collections market as well as other markets. The results of this acquisition have been included in our International operating segment for the period subsequent to the acquisition.

Purchase Price Allocation.   The following table summarizes the estimated fair value of the net assets acquired and the liabilities assumed at the acquisition date. The allocations are considered final, except for the resolution of certain contingencies all of which existed at the acquisition date, primarily related to the finalization of working capital as well as sales tax exposures and income tax accounts, which will be resolved when final returns are filed related to the acquired entities. Estimates for these items have been included in the purchase price allocations and will be finalized prior to the one year anniversary date of the acquisition.

March 31,
2014
(In millions)
Current assets	$12.6
Property and equipment	3.6
Identifiable intangible assets (1)	111.9
Goodwill (2)	230.7
Total assets acquired	358.8
Total liabilities assumed	(36.0)
Net assets acquired	$322.8

(1)	Identifiable intangible assets are further disaggregated in the table below.

(2)	None of the goodwill resulting from the 2014 TDX Group acquisition is tax deductible.

The primary reasons the purchase price of the acquisition exceeded the fair value of the net assets acquired, which resulted in the recognition of goodwill, were expanded growth opportunities from new or enhanced product offerings and the acquisition of an assembled workforce that are not recognized as assets apart from goodwill.

Intangible asset category	Fair value	Weighted- average remaining useful life
	(in millions)	(in years)
Customer relationships	$69.5	10.0
Technology	18.7	5.0
Non-compete agreements	12.6	2.4
Trade names	11.1	10.0
Total acquired intangibles	$111.9

3. DISCONTINUED OPERATIONS

During the first quarter of 2013, we divested of two non-strategic business lines, Equifax Settlement Services, which was part of our Mortgage business within the USCIS operating segment, and Talent Management Services, which was part of our Employer Services business within our Workforce Solutions operating segment, for a total of $47.5 million. $3.5 million of the proceeds of the sale of Talent Management Services was placed in escrow and is due 18 months after the transaction date. The historical results of these operations are classified as discontinued operations in the Consolidated Statements of Income. Revenue for these business lines for the three months ended March 31, 2013, was $9.3 million. Pretax income for the three months ended March 31, 2013 was $1.5 million. We recorded a gain on the disposals in the first quarter of 2013 of $18.4 million, including an income tax benefit of $18.1 million, of which $14.3 million was current tax benefits. The tax benefit is primarily a result of our tax basis in Talent Management Services. The gain was classified as discontinued operations in the Consolidated Statements of Income.

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

Changes in the amount of goodwill for the three months ended March 31, 2014, are as follows:

	U.S. Consumer			North America	North America
	Information		Workforce	Personal	Commercial
	Solutions	International	Solutions	Solutions	Solutions	Total
	(In millions)
Balance, December 31, 2013	$1,032.5	$401.0	$907.7	$16.7	$37.2	$2,395.1
Acquisitions	-	230.7	-	-	9.5	240.2
Adjustments to initial purchase price allocation	-	(0.2)	-	-	-	(0.2)
Foreign currency translation	-	(0.2)	-	-	(0.2)	(0.4)
Tax benefits of stock options exercised	-	-	(0.1)	-	-	(0.1)
Balance, March 31, 2014	$1,032.5	$631.3	$907.6	$16.7	$46.5	$2,634.6

Indefinite-Lived Intangible Assets.   Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30.  Our indefinite-lived intangible asset carrying amounts did not change materially during the three months ended March 31, 2014.

Purchased Intangible Assets.   Purchased intangible assets represent the estimated acquisition date fair value of acquired intangible assets used in our business. Purchased data files represent the estimated acquisition date fair value of consumer credit files acquired primarily through the purchase of independent credit reporting agencies in the U.S. and Canada. We expense the cost of modifying and updating credit files in the period such costs are incurred. Our reacquired rights represent the value of rights which we had granted to Computer Sciences Corporation that were reacquired in connection with the acquisition of CSC Credit Services in the fourth quarter of 2012 based on accounting guidance in place at that time. These reacquired rights are being amortized over the remaining term of the affiliation agreement on a straight-line basis from December 28, 2012 to August 1, 2018. We amortize all of our purchased intangible assets on a straight-line basis. For additional information about the useful lives related to our purchased intangible assets, see Note 1 of the Notes to Consolidated Financial Statements in our 2013 Form 10-K.

4. GOODWILL AND INTANGIBLE ASSETS (Continued)

 Purchased intangible assets at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014			December 31, 2013
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$702.6	$(192.8)	$509.8	$709.5	$(187.4)	$522.1
Acquired software and technology	60.4	(23.4)	37.0	38.4	(20.2)	18.2
Customer relationships	579.5	(176.3)	403.2	506.7	(166.5)	340.2
Reacquired rights	73.3	(16.4)	56.9	73.3	(13.1)	60.2
Proprietary database	7.4	(5.1)	2.3	7.4	(5.0)	2.4
Non-compete agreements	31.7	(8.7)	23.0	20.2	(7.8)	12.4
Trade names and other intangible assets	53.4	(25.6)	27.8	41.7	(24.0)	17.7
Total definite-lived intangible assets	$1,508.3	$(448.3)	$1,060.0	$1,397.2	$(424.0)	$973.2

Amortization expense from continuing operations related to purchased intangible assets was $32.7 million and $30.2 million during the three months ended March 31, 2014 and 2013, respectively.

5. DEBT

Debt outstanding at March 31, 2014 and December 31, 2014 was as follows:

	March 31,	December 31,
	2014	2013
	(In millions)
Commercial paper	$192.8	$-
Notes, 7.34%, due in installments through May 2014	15.0	15.0
Notes, 4.45%, due December 2014	275.0	275.0
Notes, 6.30%, due July 2017	272.5	272.5
Notes, 3.30%, due Dec 2022	500.0	500.0
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 7.00%, due July 2037	250.0	250.0
Other	1.3	0.6
Total debt	1,631.6	1,438.1
Less short-term debt and current maturities	(488.4)	(296.5)
Less unamortized discounts	(2.0)	(2.1)
Plus fair value adjustments	4.4	6.0
Total long-term debt, net	$1,145.6	$1,145.5

Senior Credit Facility.   We are party to a $750.0 million unsecured revolving credit facility, which we refer to as the Senior Credit Facility, with a group of financial institutions.  The Senior Credit Facility also has an accordion feature that allows us to request an increase in the total commitment to $1.0 billion.  Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Senior Credit Facility is scheduled to expire in December 2017. Availability of the Senior Credit Facility for borrowings is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding principal amount of our commercial paper notes. As of March 31, 2014, there were no outstanding borrowings under this facility and $555.8 million was available for borrowing.

Commercial Paper Program.   Our $750.0 million commercial paper program has been established through the private placement of commercial paper notes from time-to-time. Maturities of commercial paper can range from overnight to 397 days. The commercial paper program is supported by our Senior Credit Facility and, pursuant to our existing Board of Directors authorization, the total amount of commercial paper which may be issued is reduced by the amount of any outstanding borrowings under our Senior Credit Facility. At March 31, 2014, $192.8 million in commercial paper notes was outstanding, all with maturities of less than 90 days.

For additional information about our debt agreements, see Note 6 of the Notes to Consolidated Financial Statements in our 2013 Form 10-K.

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

Guarantees and General Indemnifications.   We may issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit was not material at March 31, 2014, and all have a remaining maturity of one year or less. The maximum potential future payments we could be required to make under the guarantees is not material at March 31, 2014.

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

We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to indemnifications on our Consolidated Balance Sheets at March 31, 2014 or December 31, 2013.

6. COMMITMENTS AND CONTINGENCIES (Continued)

Contingencies.   We are involved in legal and regulatory matters, government investigations, claims and litigation arising in the ordinary course of business. We periodically assess our exposure related to these matters based on the information which is available. We have recorded accruals in our Consolidated Financial Statements for those matters in which it is probable that we have incurred a loss and the amount of the loss, or range of loss, can be reasonably estimated. These amounts do not have a material impact on our Consolidated Financial Statements, either individually or in the aggregate.

For additional information about these and other commitments and contingencies, see Note 7 of the Notes to Consolidated Financial Statements in our 2013 Form 10-K.

7. INCOME TAXES

We are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years before 2008, with few exceptions. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit balance may change within the next twelve months by a range of $0 to $4.7 million.

Effective Tax Rate.       Our effective income tax rate was 34.9% for the three months ended March 31, 2014, down from 36.0% for the same period in 2013. Our income tax rate was lower in 2014 primarily due to increased discrete tax benefits related to state income taxes recognized in the first quarter of 2014 as compared to the first quarter of 2013.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component, after tax, for the three months ended March 31, 2014, are as follows:

		Pension and other	Cash flow
	Foreign	postretirement	hedging
	currency	benefit plans	transactions	Total
	(In millions)
Balance, December 31, 2013	$(108.5)	$(202.2)	$(1.9)	$(312.6)
Other comprehensive income before reclassifications	(6.1)	0.1	-	(6.0)
Amounts reclassified from accumulated other comprehensive income	-	2.0	-	2.0
Net current-period other comprehensive income	(6.1)	2.1	-	(4.0)
Balance, March 31, 2014	$(114.6)	$(200.1)	$(1.9)	$(316.6)

Reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2014, are as follows:

	Amount reclassified	Affected line item in
Details about accumulated other	from accumulated other	the statement where
comprehensive income components	comprehensive income (1)	net income is presented
(in millions)
Amortization of pension and other postretirement plan items:
Prior service cost	$0.1	(2)
Recognized actuarial loss	(3.3)	(2)
	(3.2)	Total before tax
	1.2	Tax benefit
	$(2.0)	Net of tax

(1)        Amounts in parentheses indicate expense recognized in the Consolidated Statements of Income.

(2)        These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 8 Benefit Plans for additional details).

Changes in accumulated other comprehensive income related to noncontrolling interests were not material as of March 31, 2014.

9. BENEFIT PLANS

We sponsor defined benefit pension plans and defined contribution plans. For additional information about our benefit plans, see Note 11 of the Notes to Consolidated Financial Statements in our 2013 Form 10-K.

The following table provides the components of net periodic benefit cost, included in selling, general and administrative expenses in the Consolidated Statements of Income, for the three months ended March 31, 2014 and 2013:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,
	2014	2013	2014	2013
	(In millions)
Service cost	$1.1	$1.3	$0.1	$0.1
Interest cost	7.8	7.2	0.2	0.3
Expected return on plan assets	(9.9)	(9.8)	(0.4)	(0.4)
Amortization of prior service cost	0.2	0.3	(0.3)	(0.1)
Recognized actuarial loss	3.2	4.4	0.1	0.3
Total net periodic benefit cost	$2.4	$3.4	$(0.3)	$0.2

10.  RESTRUCTURING CHARGES

In the fourth quarter of 2013, we recorded a restructuring charge to realign internal resources of $9.3 million ($5.9 million, net of tax) in selling, general and administrative expenses on our Consolidated Statements of Income primarily related to headcount reductions of approximately 160 positions. This charge resulted from our continuing efforts to align our business to better support our strategic objectives. Generally, severance benefits for our U.S. employees are paid through monthly payroll according to the number of weeks of severance benefit provided to the employee, while our international employees receive a lump sum severance payment for their benefit. Payments related to this charge totaled $4.5 million during the three months ended March 31, 2014 and all payments are expected to be substantially completed by the end of 2014.  Restructuring charges are recorded in general corporate expense.

11. SEGMENT INFORMATION

Reportable Segments.   We manage our business and report our financial results through the following five reportable segments, which are the same as our operating segments:

-	U.S. Consumer Information Solutions

-	International

-	Workforce Solutions

-	North America Personal Solutions

-	North America Commercial Solutions

The accounting policies of the reportable segments are the same as those described in our summary of significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in our 2013 Form 10-K. We evaluate the performance of these reportable segments based on their operating revenues, operating income and operating margins, excluding unusual or infrequent items, if any. Inter-segment sales and transfers are not material for all periods presented. The measurement criteria for segment profit or loss and segment assets are substantially the same for each reportable segment. All transactions between segments are accounted for at cost, and no timing differences occur between segments.

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

International.   This segment includes information services products, which includes consumer and commercial services (such as credit and financial information, credit scoring and credit modeling services), credit and other marketing products and services, and products and services sold directly to consumers similar to those sold by North America Personal Solutions. In Europe and Latin America, we also provide information and technology services to support lenders and other creditors in the collections and recovery management process.

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

11. SEGMENT INFORMATION (Continued)

Operating revenue and operating income by operating segment during the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended
(In millions)	March 31,
Operating revenue:	2014	2013
U.S. Consumer Information Solutions	$243.9	$245.1
International	143.9	123.7
Workforce Solutions	119.7	123.7
North America Personal Solutions	54.1	51.1
North America Commercial Solutions	22.9	22.9
Total operating revenue	$584.5	$566.5

	Three Months Ended
(In millions)	March 31,
Operating income:	2014	2013
U.S. Consumer Information Solutions	$94.8	$91.9
International	29.4	34.7
Workforce Solutions	38.7	37.4
North America Personal Solutions	15.3	14.5
North America Commercial Solutions	4.4	4.9
General Corporate Expense	(30.7)	(34.4)
Total operating income	$151.9	$149.0

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

The International segment consists of Canada Consumer, Europe and Latin America. Canada Consumer’s products and services are similar to our USCIS offerings, while Europe and Latin America are made up of varying mixes of product lines that are in our USCIS, North America Commercial Solutions and North America Personal Solutions reportable segments. In Europe and Latin America, we also provide information and technology services to support lenders and other creditors in the collections and recovery management process.

The Workforce Solutions segment consists of the Verification Services and Employer Services business lines. Verification Services revenue is transaction-based and is derived primarily from employment and income verification. Employer Services revenues are derived from our provision of certain human resources business process outsourcing services that include both transaction- and subscription-based product offerings. These services include unemployment claims management, employment-based tax credit services, and other complementary employment-based transaction services.

North America Personal Solutions revenue is both transaction- and subscription-based and is derived from the sale of credit monitoring and identity theft protection products, which we deliver electronically to consumers primarily via the internet and to a small degree through mail.

North America Commercial Solutions revenue is principally transaction-based, with the remainder project-based, and is derived from the sale of business information, credit scores and portfolio analytics that enable customers to utilize our reports to make financing, marketing and purchasing decisions related to businesses.

   Geographic Information.   We currently have significant operations in the following countries: Argentina, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay, and the U.S. Our operations in the Republic of Ireland focus on data handling and customer support activities. We also offer consumer credit services in India and Russia through joint ventures and have an investment in a consumer and commercial credit information company in Brazil.

Key Performance Indicators.    Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include operating revenue, change in operating revenue, operating income, operating margin, net income attributable to Equifax, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three months ended March 31, 2014 and 2013 were as follows:

	Key Performance Indicators
	Three Months Ended
	March 31,
	2014	2013
	(Dollars in millions, except per share data)
Operating revenue	$584.5	$566.5
Operating revenue change	3%	12%
Operating income	$151.9	$149.0
Operating margin	26.0%	26.3%
Net income from continuing operations attributable to Equifax	$83.9	$82.1
Net income attributable to Equifax	$83.9	$101.1
Diluted earnings per share from continuing operations attributable to Equifax	$0.67	$0.67
Diluted earnings per share attributable to Equifax	$0.67	$0.82
Cash provided by operating activities	$65.0	$66.3
Capital expenditures	$18.5	$18.7

Operational and Financial Highlights

•	During the first quarter of 2014, we acquired 100% of the stock of TDX Group, a data and technology company in the United Kingdom that specializes in helping lenders and creditors optimize collection and recovery performance through the use of analytics, data exchanges and technology platforms. The results of this acquisition have been included in our International operating segment subsequent to the acquisition. We also purchased Forseva, a provider of end-to-end, cloud-based credit management software solutions. The results of this acquisition have been included in our North America Commercial Solutions operating segment subsequent to the acquisition.

•	We repurchased 0.4 million shares of our common stock on the open market for $24.4 million during the first quarter of 2014. At March 31, 2014, $190.7 million was authorized for future purchases of common stock under our share repurchase authorization.

Business Environment and Company Outlook

Demand for our services tends to be correlated to general levels of economic activity, to consumer credit activity, to a lesser extent small commercial credit and marketing activity, and to our own initiatives to expand our products and markets served. In the United States, for the first quarter of 2014, we experienced modest growth in overall economic activity and in general consumer credit, a year-over-year decline in consumer mortgage activity, and continuing benefits from our internal product and market initiatives. As expected, total company mortgage related revenues declined significantly and we expect that trend to continue during the second quarter. As a result, the rate of year-over-year growth in our Mortgage Solutions business unit and the mortgage-related components of revenue included in USCIS’ Online Consumer Information Solutions and Workforce Solutions’ Verification Services all declined in absolute terms compared to the first quarter of 2013.  While we continue to expect modest growth in overall economic activity and general consumer credit to continue in 2014, mortgage market origination activity is expected to continue declining compared to 2013. Internationally, the environment continues to be challenging as developed countries continue to experience low economic growth rates and certain developing countries face country specific political or economic issues. In addition, recent weakening in foreign exchange rates of certain of the countries in which we participate has further reduced growth in revenue and profit when reported in U.S. dollars.

Over the longer term, we continue to expect that our ongoing investments in new product innovation, business execution, enterprise growth initiatives, technology infrastructure, and continuous process improvement will enable us, in a modestly growing economy, to deliver long-term average organic revenue growth ranging between 6% and 8% with additional growth of 1% to 2% derived from strategic acquisitions consistent with our long term business strategy. We also expect to grow earnings per share at a somewhat faster rate than revenue over time as a result of both operating and financial leverage.

RESULTS OF OPERATIONS—THREE MONTHS MARCH 31, 2014 AND 2013

Consolidated Financial Results

Operating Revenue

	Three Months Ended March 31,		Change
Consolidated Operating Revenue	2014	2013	$	%
	(Dollars in millions)

U.S. Consumer Information Solutions	$243.9	$245.1	$(1.2)	0%
International	143.9	123.7	20.2	16%
Workforce Solutions	119.7	123.7	(4.0)	-3%
North America Personal Solutions	54.1	51.1	3.0	6%
North America Commercial Solutions	22.9	22.9	-	0%
Consolidated operating revenue	$584.5	$566.5	$18.0	3%

Revenue increased by 3% in the first quarter of 2014 compared to the same period in 2013. Excluding the $9.8 million negative impact of the effect of foreign exchange rates, revenue increased 5% when compared to the first quarter of 2013. The acquisition of TDX Group (“TDX”) in the first quarter of 2014 and several smaller acquisitions in the second half of 2013 (“2013 Acquisitions”) drove 4% of the local currency growth. Growth across our core organic non-mortgage businesses was offset by the expected decline in mortgage refinancing activity in the U.S.  This expected decline reduced reported growth rates in our USCIS and Workforce Solutions business units for the first quarter of 2014 as compared to the first quarter of 2013 when mortgage refinancing activity was still strong. The net decline in mortgage market activity reduced our revenue growth rates by approximately 6%.

Operating Expenses

	Three Months Ended March 31,		Change
Consolidated Operating Expenses	2014	2013	$	%
	(Dollars in millions)

Consolidated cost of services	$206.8	$195.1	$11.7	6%
Consolidated selling, general and administrative expenses	175.4	174.5	0.9	1%
Consolidated depreciation and amortization expense	50.4	47.9	2.5	5%
Consolidated operating expenses	$432.6	$417.5	$15.1	4%

The increase in cost of services, when compared to the first quarter of 2013, was due primarily to the impact of the acquisitions of TDX and Forseva in the first quarter of 2014 (“First Quarter 2014 Acquisitions”) and the 2013 Acquisitions. The effect of changes in foreign exchange rates reduced cost of services by $2.1 million in the three months ended March 31, 2014.

Selling, general and administrative expense increased $0.9 million in the first quarter of 2014 compared to the year ago period.  The impact of the First Quarter 2014 Acquisitions and the 2013 Acquisitions was almost fully offset by decreases in incentive and severance expenses as well as smaller decreases in expense in various other categories. The impact of changes in foreign currency exchange rates decreased our selling, general and administrative expenses by $1.9 million in the three months ended March 31, 2014.

Depreciation and amortization expense for the first quarter of 2014 increased $2.5 million as compared to the same period in 2013, driven by $6.6 million of expense in the first quarter of 2014 resulting from the First Quarter 2014 Acquisitions and the 2013 Acquisitions. This increase in amortization is partially offset by certain purchased intangible assets related to the Workforce Solutions acquisition in 2007 that became fully amortized during the second quarter of 2013.

Operating Income and Operating Margin

	Three Months Ended March 31,		Change
Consolidated Operating Income	2014	2013	$	%
	(Dollars in millions)

Consolidated operating revenue	$584.5	$566.5	$18.0	3%
Consolidated operating expenses	(432.6)	(417.5)	(15.1)	4%
Consolidated operating income	$151.9	$149.0	$2.9	2%
Consolidated operating margin	26.0%	26.3%		-0.3	%pts

In the first quarter of 2014, operating expenses from continuing operations increased at a slightly faster rate than revenue and total company margins declined slightly due to increased cost of services and acquisition-related amortization expense related to the First Quarter 2014 Acquisitions and the 2013 Acquisitions partially offset by margin improvements in our USCIS and Workforce Solutions businesses and lower general corporate expenses.

Other Expense, Net

	Three Months Ended March 31,		Change
Consolidated Other Expense, Net	2014	2013	$	%
	(Dollars in millions)

Consolidated interest expense	$17.3	$17.7	$(0.4)	-2%
Consolidated other expense (income), net	2.1	(0.1)	2.2	nm
Consolidated other expense, net	$19.4	$17.6	$1.8	10%
Average cost of debt	4.4%	4.2%
Total consolidated debt, net, at quarter end	$1,634.0	$1,622.3	$11.7	1%

   nm - not meaningful

Interest expense decreased slightly for the first quarter of 2014 when compared to the same period in 2013.   While our consolidated debt outstanding increased slightly as of March 31, 2014, as compared to March 31, 2013, as a result of commercial paper issued to fund the majority of the acquisition price of TDX Group during the first quarter of 2014, average debt balances for the quarter declined from the first quarter of 2013, as this commercial paper was not outstanding for the full quarter.  This decline in average balances more than offset a slight increase in average interest rate on our borrowings, which resulted from having less low rate commercial paper balances outstanding on average during the quarter compared to a year ago.

The increase in other expense (income), net, for the three month period ending March 31, 2014, as compared to the prior year, is due to a $3.2 million increase in foreign exchange losses related to dividends declared by our subsidiary in Argentina and losses incurred repatriating these funds. These expenses were partially offset by higher earnings from our Russian joint venture.

Income Taxes

	Three Months Ended March 31,		Change
Consolidated Provision for Income Taxes	2014	2013	$	%
	(Dollars in millions)

Consolidated provision for income taxes	$46.2	$47.2	$(1.0)	-2%
Effective income tax rate	34.9%	36.0%

Our effective income tax rate was 34.9% for the three months ended March 31, 2014, down from 36.0% for the same period in 2013. Our income tax rate was lower primarily due to increased discrete tax benefits related to state income taxes recognized in the first quarter of 2014 as compared to the first quarter of 2013.

Net Income

	Three Months Ended March 31,		Change
Consolidated Net Income	2014	2013	$	%
	(In millions, except per share amounts)

Consolidated operating income	$151.9	$149.0	$2.9	2%
Consolidated other expense, net	(19.4)	(17.6)	(1.8)	10%
Consolidated provision for income taxes	(46.2)	(47.2)	1.0	-2%
Consolidated net income from continuing operations	86.3	84.2	2.1	3%
Discontinued operations, net of tax	-	19.0	(19.0)	-100%
Net income attributable to noncontrolling interests	(2.4)	(2.1)	(0.3)	17%
Net income attributable to Equifax	$83.9	$101.1	$(17.2)	-17%
Diluted earnings per common share:
Net income from continuing operations attributable to Equifax	$0.67	$0.67	$-	0%
Discontinued operations attributable to Equifax	-	0.15	(0.15)	-100%
Net income attributable to Equifax	$0.67	$0.82	$(0.15)	-18%
Weighted-average shares used in computing diluted earnings per share	124.4	123.1

Consolidated income from continuing operations increased by $2.1 million, or 3% in the three month period ending March 31, 2014, due to increased operating income in our USCIS, Workforce Solutions and North America Personal Solutions businesses. Net income attributable to Equifax for the three months ended March 31, 2014, was negatively impacted compared to the prior year period by the absence of earnings from the discontinued operations, including a gain on the disposition of those operations, which benefitted the prior year period.

Segment Financial Results

USCIS

	Three Months Ended March 31,		Change
U.S. Consumer Information Solutions	2014	2013	$	%
	(Dollars in millions)
Operating revenue:
Online Consumer Information Solutions (OCIS)	$178.5	$175.6	$2.9	2%
Mortgage Solutions	24.4	29.6	(5.2)	-18%
Consumer Financial Marketing Services	41.0	39.9	1.1	3%
Total operating revenue	$243.9	$245.1	$(1.2)	0%
% of consolidated revenue	42%	43%
Total operating income	$94.8	$91.9	$2.9	3%
Operating margin	38.9%	37.5%		1.4	%pts

 U.S. Consumer Information Solutions revenue was flat in the first quarter of 2014 as compared to the prior year period. Solid mid-single digit percentage growth from core non-mortgage products and from strategic product penetration and pricing initiatives was offset by the decline in mortgage market activity compared to the first quarter of 2013 when mortgage refinancing activity was still high.

OCIS

Revenue for the first quarter of 2014 increased 2% when compared to the prior year period.  Core credit report transaction volume increased 9% in the first quarter of 2014 compared to the prior year due to increased volumes to customers in the financial services market and our key client program. This increase was partially offset by lower average unit revenue due to a less favorable mix of business, due to a lower proportion of reports sold into the mortgage market, which typically are at higher average prices. The first quarter of 2014 also benefitted from growth in our identity and fraud solutions business.

Mortgage Solutions

Revenue decreased 18% for the three month period ended March 31, 2014, when compared to the prior year period due to lower mortgage refinancing activity and lower overall mortgage loan volume.

Consumer Financial Marketing Services

Revenue increased $1.1 million, or 3%, for the first quarter of 2014, as compared to 2013. The growth in revenue is primarily related to growth in our customer base for our wealth-based consumer information services products.

USCIS Operating Margin

USCIS operating margin increased to 38.9% in the first quarter of 2014 as compared to 2013. Margin expansion resulted from realized synergies related to our CSC Credit Services Acquisition at the end of 2012 as well as certain transitional expenses related to the acquisition in 2013 that did not recur in 2014.

International

	Three Months Ended March 31,		Change
International	2014	2013	$	%
	(Dollars in millions)
Operating revenue:
Latin America	$46.6	$46.5	$0.1	0%
Europe	65.9	44.6	21.3	48%
Canada Consumer	31.4	32.6	(1.2)	-4%
Total operating revenue	$143.9	$123.7	$20.2	16%
% of consolidated revenue	25%	22%
Total operating income	$29.4	$34.7	$(5.3)	-15%
Operating margin	20.4%	28.1%		-7.7	%pts

International revenue increased by 16% in the first quarter of 2014 as compared to the same period in 2013. Local currency revenue increased 24% in the first quarter due to growth across the geographies. Revenue grew 15% as a result of our first quarter 2014 acquisition of TDX Group and our fourth quarter 2013 acquisitions in Paraguay and Mexico. The remainder of the local currency growth was driven by growth across the geographies, primarily Argentina and the U.K. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $9.3 million, or 8%, in the first quarter of 2014.

Latin America

Revenue was flat in the first quarter of 2014 as compared to the prior year periods. In local currency, revenue growth was 23% in the first quarter of 2014. About 60% of this growth was organic local currency growth in Argentina and other countries, while approximately 40% resulted from the fourth quarter 2013 acquisitions in Paraguay and Mexico. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $10.5 million, or 23%, in the first quarter of 2014, most notable due to depreciation in the foreign exchange rate of the Argentine peso.

Europe

Revenue increased 48% in the three month period ended March 31, 2014, respectively, compared to the same period in 2013. In local currency, revenue growth was 39% in the first quarter 2014. Local currency revenue grew 30% as a result of our acquisition of TDX in the first quarter of 2014. The remaining 9% of growth was driven by increased revenue in the U.K. and Spain across most product segments, despite continued challenging economic conditions in both countries. Local currency fluctuations against the U.S. dollar positively impacted revenue by $4.1 million, or 9%, in the first quarter of 2014.

Canada Consumer

Local currency revenue increased 5% in the three month period ended March 31, 2014, respectively, compared to the prior year period in 2013 primarily due to growth within our information services sector along with growth in technology services.   Local currency fluctuations against the U.S. dollar negatively impacted revenue by $2.9 million, or 9%, in the first quarter of 2014. These currency fluctuations resulted in a 4% reported revenue decline in the first quarter of 2014.

International Operating Margin

Operating margin decreased in the first quarter as compared to 2013. Approximately half of the decline resulted from increased acquisition-related amortization expense of $5.8 million related to the recent acquisitions. The remaining decline resulted from seasonality in our newly-acquired TDX business and inflation-driven pressures on margin in Argentina.

Workforce Solutions

	Three Months Ended March 31,		Change
Workforce Solutions	2014	2013	$	%
	(Dollars in millions)
Operating revenue:
Verfication Services	$63.9	$68.8	$(4.9)	-7%
Employer Services	55.8	54.9	0.9	2%
Total operating revenue	$119.7	$123.7	$(4.0)	-3%
% of consolidated revenue	20%	22%
Total operating income	$38.7	$37.4	$1.3	3%
Operating margin	32.3%	30.3%		2.0	%pts

Verification Services

Revenue decreased 7% in the first quarter of 2014 compared to the prior year period. In the first quarter of 2014 as compared to 2013, 16% growth in non-mortgage verification revenue was more than offset by a 31% decline in mortgage-related verification revenue due to the expected decline in mortgage market activity.

Employer Services

Revenue increased 2% in the first quarter of 2014, as compared to the same period in 2013. Revenue growth due to growth in our transaction-based complementary services business and workforce analytics business was partially offset by a decline in revenue related to the federal Work Opportunity Tax Credit program as the 2013 period benefited from above average billings resulting from the renewal of the program at the end of 2012.

Workforce Solutions Operating Margin

Operating margin for the first quarter of 2014 increased significantly compared to the prior year period. Margin expansion was driven by lower acquisition-related amortization in the first quarter of 2014 due to certain purchased intangible assets related to the Workforce Solutions acquisition in 2007 that became fully amortized during the second quarter of 2013. The benefit of lower acquisition-related amortization was partially offset by the negative effect of lower revenue against a primarily fixed cost expense base.

North America Personal Solutions

	Three Months Ended March 31,		Change
North America Personal Solutions	2014	2013	$	%
	(Dollars in millions)

Total operating revenue	$54.1	$51.1	$3.0	6%
% of consolidated revenue	9%	9%
Total operating income	$15.3	$14.5	$0.8	6%
Operating margin	28.2%	28.4%		-0.2	%pts

Revenue increased 6% for the three month period ended March 31, 2014 as compared to the same period in the prior year, principally due to the acquisition of TrustedID in the third quarter of 2013. Direct to consumer, Equifax-branded U.S.-based subscription service revenue increased 5% in the first quarter of 2014 as a result of higher average revenue per subscriber as well as growth in subscribers, and subscription revenue also grew nicely in Canada. This growth was largely offset by declines in transaction and breach revenue and revenue from legacy wholesale partners.  Operating margin decreased slightly in the first quarter of 2014 as compared to the prior year as a result of increased acquisition-related amortization due to the acquisition of TrustedID in the third quarter of 2013.

North America Commercial Solutions

	Three Months Ended March 31,		Change
North America Commercial Solutions	2014	2013	$	%
	(Dollars in millions)

Total operating revenue	$22.9	$22.9	$-	0%
% of consolidated revenue	4%	4%
Total operating income	$4.4	$4.9	$(0.5)	-9%
Operating margin	19.4%	21.3%		-1.9	%pts

Revenue was flat in U.S. dollars and grew 2% in local currency, for the three months ended March 31, 2014 as compared to the same period in the prior year. Transaction-based revenue serving credit risk needs of our customers, which represents approximately 60% of our revenue, grew 9% in the first quarter of 2014 as compared to the prior year period. Project-oriented revenue declined 8% due to less demand for risk projects and marketing services in the first quarter of 2014 as compared to the prior year. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $0.5 million, or 2%, in the first quarter of 2014. Operating margin decreased in the first quarter due to the impact of the acquisition of Forseva in the first quarter of 2014 as well as our continued investment in growth initiatives.

General Corporate Expense

	Three Months Ended March 31,		Change
General Corporate Expense	2014	2013	$	%
	(Dollars in millions)

General corporate expense	$30.7	$34.4	$(3.7)	-11%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, including shared services, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance. General corporate expense decreased $3.7 million in the first quarter of 2014 due to lower severance, incentives and litigation expenses partially offset by higher salary expenses compared to the same period in 2013.

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

Sources and Uses of Cash

Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity. We expect that funds generated from results of operations will be sufficient to finance our anticipated working capital and other cash requirements (such as capital expenditures, interest payments, potential pension funding contributions and dividend payments) for the foreseeable future. If borrowings were needed, we would expect to borrow in the commercial paper or corporate bond markets; or in the event that credit market conditions were to deteriorate, we would rely more heavily on borrowings from the Senior Credit Facility as described below. At March 31, 2014, $555.8 million was available to borrow under our Senior Credit Facility. Our Senior Credit Facility does not include a provision under which lenders could refuse to allow us to borrow under this facility in the event of a material adverse change in our financial condition, as long as we are in compliance with the covenants contained in the credit agreement.

The following table summarizes our cash flows for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2014	2013	2014 vs. 2013
	(Dollars in millions)

Operating activities	$65.0	$66.3	$(1.3)
Investing activities	$(347.9)	$25.0	$(372.9)
Financing activities	$154.9	$(128.4)	$283.3

Operating Activities

Cash provided by operating activities in the three months ended March 31, 2014 decreased by $1.3 million over the prior year.  Cash provided from net income, excluding the impact of the 2013 divestitures increased $1.5 million but was more than offset by changes in net working capital and other balance sheet changes.

Fund Transfer Limitations.   The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.  As of March 31, 2014, we held $85.1 million of cash in our foreign subsidiaries.

Investing Activities

Capital Expenditures

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2014	2013	2014 vs. 2013
	(In millions)

Capital expenditures	$18.5	$18.7	$(0.2)

Our capital expenditures are used for developing, enhancing and deploying new and existing software in support of our expanding product set, replacing or adding facilities and equipment, the licensing of software applications and investing in system reliability, security and disaster recovery enhancements. Capital expenditures in 2014 increased from 2013 as we are continuing to invest in new products and technology infrastructure.

Acquisitions, Divestitures and Investments

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2014	2013	2014 vs. 2013
	(In millions)

Acquisitions, net of cash acquired	$(333.7)	$-	$(333.7)
Cash received from divestitures	$-	$43.7	$(43.7)
Investment in unconsolidated affiliates, net	$4.3	$-	$4.3

During the first quarter of 2014, we acquired TDX Group, included as part of our International operating segment, and Forseva, included as part of our North America Commercial Solutions operating segment.

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

We invested $2.5 million in our joint venture in India during the first quarter of 2014. This investment was more than offset by dividends received from our joint venture in Russia.

Financing Activities

Borrowings and Credit Facility Availability

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2014	2013	2014 vs. 2013
	(In millions)

Net short-term borrowings (repayments)	$193.4	$(106.6)	$300.0

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

At March 31, 2014, $192.8 million was outstanding under our CP program. At March 31, 2014, a total of $555.8 million was available under our Senior Credit Facility.

At March 31, 2014, 71% of our debt was fixed-rate debt and 29% was effectively variable-rate debt. Our variable-rate debt consists of our commercial paper, which is generally issued for terms of 1 to 90 days, and our five-year senior notes due 2014 (against which we have executed interest rate swaps to convert interest expense from fixed rates to floating rates), which generally bear interest based on a specified margin plus a base rate (LIBOR). The interest rates established by our interest rate swaps reset periodically, depending on the terms of the respective financing arrangements. At March 31, 2014, the interest rate on our variable-rate debt ranged from 0.22% to 2.04%.

Borrowing and Repayment Activity

Net short-term borrowings (repayments) primarily represent activity under our CP program. We primarily borrow under our CP program, as need and availability allow.

The increase in net short-term borrowings (repayments) primarily reflects the borrowing of CP notes in the first quarter of 2014 to fund the acquisition of TDX Group. The net repayment in the first quarter of 2013 represents the repayment of the CP notes outstanding as a result of the CSC Credit Services Acquisition at the end of 2012.

Our 4.45% Senior Notes, due December 2014 are recorded as short-term debt on our Consolidated Balance Sheet. We currently plan to repay the 4.45% Senior Notes with borrowings from our CP Program when it becomes due.

Debt Covenants.   A downgrade in our credit ratings would increase the cost of borrowings under our CP program and credit facilities, and could limit or, in the case of a significant downgrade, preclude our ability to issue CP. Our outstanding indentures and comparable instruments also contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions. In addition, our Senior Credit Facility requires us to maintain a maximum leverage ratio of not more than 3.5. Our leverage ratio was 1.96 at March 31, 2014. None of these covenants are considered restrictive to our operations and, as of March 31, 2014, we were in compliance with all of our debt covenants.

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

For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 6 of the Notes to Consolidated Financial Statements in our 2013 Form 10-K.

Equity Transactions

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2014	2013	2014 vs. 2013
	(In millions)

Treasury stock repurchases	$(24.4)	$-	$(24.4)
Dividends paid to Equifax shareholders	$(30.7)	$(26.5)	$(4.2)
Dividends paid to noncontrolling interests	$(1.9)	$(1.1)	$(0.8)
Proceeds from exercise of stock options	$13.9	$5.9	$8.0
Excess tax benefits from stock-based compensation plans	$4.4	$0.6	$3.8

Sources and uses of cash related to equity during the three months ended March 31, 2014 and 2013 were as follows:

-	During the first three months of 2014, we repurchased 0.4 million of our common shares on the open market for $24.4 million at an average price of $69.74 per share.

-	We increased our quarterly dividend from $0.22 per share to $0.25 per share as announced in the fourth quarter of 2013. We paid cash dividends to Equifax shareholders of $30.7 million and $26.5 million during the three months ended March 31, 2014 and 2013, respectively.

-	We received cash of $13.9 million and $5.9 million during the first three months of 2014 and 2013, respectively, from the exercise of stock options.

At March 31, 2014, the Company had $190.7 million remaining for stock repurchases under the existing Board authorization.

Contractual Obligations, Commercial Commitments and Other Contingencies

Our contractual obligations have not changed materially from those reported in our 2013 Form 10-K.  For additional information about certain obligations and contingencies see Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Off-Balance Sheet Arrangements

There have been no material changes with respect to our off-balance sheet arrangements from those presented in our 2013 Form 10-K.

Related Party Transactions

We engage in various transactions and arrangements with related parties. We believe the terms of the transactions and arrangements do not differ from those that would have been negotiated with an independent party.

Benefit Plans

At December 31, 2013, our U.S. Retirement Income Plan, or USRIP, met or exceeded ERISA’s minimum funding requirements. In the future, we expect to make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and our liquidity needs. We believe additional funding contributions, if any, would not prevent us from continuing to meet our liquidity needs, which are primarily funded from cash flows generated by operating activities, available cash and cash equivalents, and our committed credit facilities.

For our non-U.S., tax-qualified retirement plans, we fund an amount sufficient to meet minimum funding requirements but no more than allowed as a tax deduction pursuant to applicable tax regulations. For our non-qualified supplementary retirement plans, we fund the benefits as they are paid to retired participants, but accrue the associated expense and liabilities in accordance with GAAP.

For additional information about our benefit plans, see Note 11 of the Notes to Consolidated Financial Statements in our 2013 Form 10-K.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the Notes to Consolidated Financial Statements in this Form 10-Q and Note 1 of the Notes to Consolidated Financial Statements in our 2013 Form 10-K.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our Consolidated Financial Statements and the Notes to Consolidated Financial Statements. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The “Application of Critical Accounting Policies and Estimates” section in the MD&A, and Note 1 of the Notes to Consolidated Financial Statements, in our 2013 Form 10-K describe the significant accounting estimates and policies used in the preparation of our Consolidated Financial Statements. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2013 Form 10-K. There were no material changes to our market risk exposure during the three months ended March 31, 2014.

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

California Bankruptcy Litigation. In consolidated actions filed in the U.S. District Court for the Central District of California, captioned Terri N. White, et al. v. Equifax Information Services LLC, Jose Hernandez v. Equifax Information Services LLC, Kathryn L. Pike v. Equifax Information Services LLC, and Jose L. Acosta, Jr., et al. v. Trans Union LLC, et al. , plaintiffs asserted that Equifax violated federal and state law (the FCRA, the California Credit Reporting Act and the California Unfair Competition Law) by failing to follow reasonable procedures to determine whether credit accounts are discharged in bankruptcy, including the method for updating the status of an account following a bankruptcy discharge. On August 20, 2008, the District Court approved a Settlement Agreement and Release providing for certain changes in the procedures used by defendants to record discharges in bankruptcy on consumer credit files. That settlement resolved claims for injunctive relief, but not plaintiffs’ claims for damages. On May 7, 2009, the District Court issued an order preliminarily approving an agreement to settle remaining class claims. The District Court subsequently deferred final approval of the settlement and required the settling parties to send a supplemental notice to those class members who filed a claim and objected to the settlement or opted out, with the cost for the re-notice to be deducted from the plaintiffs’ counsel fee award.   Mailing of the supplemental notice was completed on February 15, 2011.  The deadline for this group of settling plaintiffs to provide additional documentation to support their damage claims or to opt-out of the settlement was March 31, 2011.  On July 15, 2011, following another approval hearing, the District Court approved the settlement. Several objecting plaintiffs subsequently filed notices of appeal to the U.S. Court of Appeals for the Ninth Circuit, which, on April 22, 2013, issued an order remanding the case to the District Court for further proceedings. On January 21, 2014, the District Court denied the objecting plaintiffs’ motion to disqualify counsel for the settling plaintiff and granted the motion of counsel for the settling plaintiffs’ to be appointed as interim lead class counsel. The objecting plaintiffs have filed a motion with the District Court requesting leave to file an interlocutory appeal from the January 21, 2014 Order.

State Attorneys General Investigation. The Attorneys General of the State of Ohio and multiple other states commenced an investigation in late 2012 into certain business practices of the nationwide consumer reporting agencies (Equifax, Experian and TransUnion). Presently, there are 32 states participating in this investigation. In addition, the Attorneys General for the States of New York and Mississippi have commenced separate investigations into the same or similar matters being reviewed by the multi-state attorney general investigation. We are cooperating with the attorneys general in these investigations. At this time, we are unable to predict the outcomes of these investigations, including whether the investigations will result in any actions or proceedings being brought against us.

CFPB Investigation. In February 2014, we received a Civil Investigative Demand (a “CID”) from the Consumer Finance Protection Bureau (the “CFPB”) as part of its investigation to determine whether nationwide consumer reporting agencies have been or are engaging in unlawful acts or practices relating to the advertising, marketing, sale or provision of consumer reports, credit scores or credit monitoring products in violation of the Dodd Frank Act or the Fair Credit Reporting Act. The CID requests the production of documents and answers to written questions. We are cooperating with the CFPB in its investigation and are in discussions with the CFPB regarding our response to the CID. At this time, we are unable to predict the outcome of this CFPB investigation, including whether the investigation will result in any action or proceeding against us.

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

ITEM 1A.  RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2013 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our first quarter ended March 31, 2014:

				Maximum Number
				(or Approximate
			Total Number	Dollar Value)
	Total	Average	of Shares Purchased	of Shares that May
	Number	Price	as Part of	Yet Be Purchased
	of Shares	Paid	Publicly-Announced	Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
January 1 - January 31, 2014	3,973	$-	-	$215,115,511
February 1- February 28, 2014	285,152	$69.68	285,000	$195,256,711
March 1 - March 31, 2014	65,368	$70.01	65,000	$190,706,061
Total	354,493	$69.74	350,000	$190,706,061

(1)	The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 3,973 shares for the month of January 2014, 152 shares for the month of February 2014, and 368 shares for the month of March 2014.
(2)	Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).
(3)	At March 31, 2014, the amount authorized for future share repurchases under the share repurchase program was $190.7 million. The program does not have a stated expiration date.

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

Equifax Inc.
(Registrant)

Date: April 24, 2014	By:	/s/ Richard F. Smith
Richard F. Smith
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: April 24, 2014		/s/ Lee Adrean
Lee Adrean
Corporate Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: April 24, 2014		/s/ Nuala M. King
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

