Form 10-Q
period 2014-06-30
EQUIFAX INC
filed 2014-07-24
CIK 33185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

On July 11, 2014, there were 121,777,256 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED June 30, 2014

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 30,
	2014	2013
(In millions, except per share amounts)	(Unaudited)
Operating revenue	$613.9	$586.9
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	212.3	198.2
Selling, general and administrative expenses	183.5	186.5
Depreciation and amortization	50.7	44.1
Total operating expenses	446.5	428.8
Operating income	167.4	158.1
Interest expense	(17.4)	(17.6)
Other (expense) income, net	0.5	3.5
Consolidated income from continuing operations before income taxes	150.5	144.0
Provision for income taxes	(56.0)	(51.7)
Consolidated income from continuing operations	94.5	92.3
Discontinued operations, net of tax	-	-
Consolidated net income	94.5	92.3
Less: Net income attributable to noncontrolling interests	(1.7)	(1.8)
Net income attributable to Equifax	$92.8	$90.5
Amounts attributable to Equifax:
Net income from continuing operations attributable to Equifax	$92.8	$90.5
Discontinued operations, net of tax	-	-
Net income attributable to Equifax	$92.8	$90.5
Basic earnings per common share:
Net income from continuing operations attributable to Equifax	$0.76	$0.75
Discontinued operations attributable to Equifax	-	-
Net income attributable to Equifax	$0.76	$0.75
Weighted-average shares used in computing basic earnings per share	122.0	121.0
Diluted earnings per common share:
Net income from continuing operations attributable to Equifax	$0.75	$0.73
Discontinued operations attributable to Equifax	-	-
Net income attributable to Equifax	$0.75	$0.73
Weighted-average shares used in computing diluted earnings per share	124.3	123.6
Dividends per common share	$0.25	$0.22

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	June 30,
	2014	2013
(In millions, except per share amounts)	(Unaudited)
Operating revenue	$1,198.4	$1,153.4
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	419.1	393.3
Selling, general and administrative expenses	358.9	361.0
Depreciation and amortization	101.1	92.0
Total operating expenses	879.1	846.3
Operating income	319.3	307.1
Interest expense	(34.7)	(35.3)
Other (expense) income, net	(1.6)	3.6
Consolidated income from continuing operations before income taxes	283.0	275.4
Provision for income taxes	(102.2)	(98.9)
Consolidated income from continuing operations	180.8	176.5
Discontinued operations, net of tax	-	19.0
Consolidated net income	180.8	195.5
Less: Net income attributable to noncontrolling interests	(4.1)	(3.9)
Net income attributable to Equifax	$176.7	$191.6
Amounts attributable to Equifax:
Net income from continuing operations attributable to Equifax	$176.7	$172.6
Discontinued operations, net of tax	-	19.0
Net income attributable to Equifax	$176.7	$191.6
Basic earnings per common share:
Net income from continuing operations attributable to Equifax	$1.45	$1.43
Discontinued operations attributable to Equifax	-	0.16
Net income attributable to Equifax	$1.45	$1.59
Weighted-average shares used in computing basic earnings per share	122.0	120.7
Diluted earnings per common share:
Net income from continuing operations attributable to Equifax	$1.42	$1.40
Discontinued operations attributable to Equifax	-	0.15
Net income attributable to Equifax	$1.42	$1.55
Weighted-average shares used in computing diluted earnings per share	124.4	123.4
Dividends per common share	$0.50	$0.44

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,
	2014			2013
	Equifax	Noncontrolling		Equifax	Noncontrolling
	Shareholders	Interests	Total	Shareholders	Interests	Total
	(In millions)
Net income	$92.8	$1.7	$94.5	$90.5	$1.8	$92.3
Other comprehensive income:
Foreign currency translation adjustment, net	14.9	(0.1)	14.8	(13.5)	2.5	(11.0)
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans, net	2.1	-	2.1	2.3	-	2.3
Change in cumulative loss from cash flow hedging transactions, net	0.1	-	0.1	-	-	-
Comprehensive income	$109.9	$1.6	$111.5	$79.3	$4.3	$83.6

	Six Months Ended June 30,
	2014			2013
	Equifax	Noncontrolling		Equifax	Noncontrolling
	Shareholders	Interests	Total	Shareholders	Interests	Total
	(In millions)
Net income	$176.7	$4.1	$180.8	$191.6	$3.9	$195.5
Other comprehensive income:
Foreign currency translation adjustment	8.8	(0.6)	8.2	(23.1)	2.0	(21.1)
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans, net	4.2	-	4.2	5.3	-	5.3
Change in cumulative loss from cash flow hedging transactions	0.1	-	0.1	-	-	-
Comprehensive income	$189.8	$3.5	$193.3	$173.8	$5.9	$179.7

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
(In millions, except par values)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91.7	$235.9
Trade accounts receivable, net of allowance for doubtful accounts of $8.7 and $6.8 at June 30, 2014 and December 31, 2013, respectively	345.3	309.7
Prepaid expenses	43.3	34.5
Other current assets	73.9	68.3
Total current assets	554.2	648.4
Property and equipment:
Capitalized internal-use software and system costs	391.6	388.0
Data processing equipment and furniture	192.2	188.0
Land, buildings and improvements	190.7	185.2
Total property and equipment	774.5	761.2
Less accumulated depreciation and amortization	(482.2)	(472.3)
Total property and equipment, net	292.3	288.9
Goodwill	2,646.0	2,395.1
Indefinite-lived intangible assets	95.5	95.5
Purchased intangible assets, net	1,030.6	973.2
Other assets, net	147.7	138.8
Total assets	$4,766.3	$4,539.9
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$409.8	$296.5
Accounts payable	40.9	19.9
Accrued expenses	98.0	95.4
Accrued salaries and bonuses	54.1	90.2
Deferred revenue	68.0	61.8
Other current liabilities	89.0	98.7
Total current liabilities	759.8	662.5
Long-term debt	1,145.6	1,145.5
Deferred income tax liabilities, net	290.5	263.7
Long-term pension and other postretirement benefit liabilities	72.6	72.4
Other long-term liabilities	56.6	54.8
Total liabilities	2,325.1	2,198.9
Commitments and Contingencies (see Note 5)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	-	-
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at June 30, 2014 and December 31, 2013; Outstanding shares - 121.8 and 121.9 at June 30, 2014 and December 31, 2013, respectively	236.6	236.6
Paid-in capital	1,197.7	1,174.6
Retained earnings	3,424.4	3,309.2
Accumulated other comprehensive loss	(299.5)	(312.6)
Treasury stock, at cost, 66.9 shares and 66.8 shares at June 30, 2014 and December 31, 2013, respectively	(2,150.1)	(2,101.2)
Stock held by employee benefits trusts, at cost, 0.6 shares at both June 30, 2014 and December 31, 2013	(5.9)	(5.9)
Total Equifax shareholders' equity	2,403.2	2,300.7
Noncontrolling interests	38.0	40.3
Total equity	2,441.2	2,341.0
Total liabilities and equity	$4,766.3	$4,539.9

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2014	2013
(In millions)	(Unaudited)
Operating activities:
Consolidated net income	$180.8	$195.5
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Gain on divestiture	-	(19.0)
Depreciation and amortization	101.2	92.3
Stock-based compensation expense	19.6	16.7
Excess tax benefits from stock-based compensation plans	(10.4)	(7.6)
Deferred income taxes	2.8	(7.5)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(27.8)	(14.5)
Prepaid expenses and other current assets	(15.1)	(3.9)
Other assets	(3.6)	0.6
Current liabilities, excluding debt	(31.9)	(57.2)
Other long-term liabilities, excluding debt	2.2	7.4
Cash provided by operating activities	217.8	202.8
Investing activities:
Capital expenditures	(37.7)	(36.2)
Acquisitions, net of cash acquired	(333.7)	-
Cash received from divestitures	-	47.5
Investment in unconsolidated affiliates, net	3.8	(2.4)
Cash (used in) provided by investing activities	(367.6)	8.9
Financing activities:
Net short-term borrowings (repayments)	131.4	(206.6)
Payments on long-term debt	(15.0)	(15.0)
Treasury stock purchases	(73.4)	-
Dividends paid to Equifax shareholders	(61.2)	(53.2)
Dividends paid to noncontrolling interests	(6.3)	(3.9)
Proceeds from exercise of stock options	24.5	24.3
Excess tax benefits from stock-based compensation plans	10.4	7.6
Other	0.1	(0.6)
Cash provided by (used in) financing activities	10.5	(247.4)
Effect of foreign currency exchange rates on cash and cash equivalents	(4.9)	(6.2)
Decrease in cash and cash equivalents	(144.2)	(41.9)
Cash and cash equivalents, beginning of period	235.9	146.8
Cash and cash equivalents, end of period	$91.7	$104.9

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND OTHER COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2014

(Unaudited)

	Equifax Shareholders
							Stock
					Accumulated		Held By
	Common Stock				Other		Employee
	Shares		Paid-In	Retained	Comprehensive	Treasury	Benefits	Noncontrolling	Total
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Trusts	Interests	Equity
	(In millions, except per share amounts)
Balance, December 31, 2013	121.9	$236.6	$1,174.6	$3,309.2	$(312.6)	$(2,101.2)	$(5.9)	$40.3	$2,341.0
Net income	-	-	-	176.7	-	-	-	4.1	180.8
Other comprehensive income	-	-	-	-	13.1	-	-	(0.6)	12.5
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.9	-	(7.2)	-	-	24.5	-	-	17.3
Treasury stock purchased under share repurchase program ($69.95 per share)*	(1.0)	-	-	-	-	(73.4)	-	-	(73.4)
Cash dividends ($0.50 per share)	-	-	-	(61.5)	-	-	-		(61.5)
Dividends paid to employee benefits trusts	-	-	0.3	-	-	-	-	-	0.3
Stock-based compensation expense	-	-	19.6	-	-	-	-	-	19.6
Tax effects of stock-based compensation plans	-	-	10.4	-	-	-	-	-	10.4
Dividends paid to noncontrolling interests	-	-	-	-	-	-	-	(6.3)	(6.3)
Other	-	-	-	-	-	-	-	0.5	0.5
Balance, June 30, 2014	121.8	$236.6	$1,197.7	$3,424.4	$(299.5)	$(2,150.1)	$(5.9)	$38.0	$2,441.2

*	At June 30, 2014, $141.7 million was available for future purchases of common stock under our share repurchase authorization.

Accumulated Other Comprehensive Loss consists of the following components:

	June 30,	December 31,
	2014	2013
	(In millions)
Foreign currency translation	$(99.7)	$(108.5)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $112.8 and $115.3 at June 30, 2014 and December 31, 2013, respectively	(198.0)	(202.2)
Cash flow hedging transactions, net of accumulated tax of $1.1 and $1.2 at June 30, 2014 and December 31, 2013, respectively	(1.8)	(1.9)
Accumulated other comprehensive loss	$(299.5)	$(312.6)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2014

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations.   We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain human resources, employment tax and payroll-related business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of June 30, 2014, we operated in the following countries: Argentina, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We also maintain support operations in the Republic of Ireland. We offer credit services in Russia and India through joint ventures and also have an investment in a consumer and commercial credit information company in Brazil.

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

Earnings Per Share.   Our basic earnings per share, or EPS, is calculated as net income attributable to Equifax divided by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. The net income amounts used in both our basic and diluted EPS calculations are the same. A reconciliation of the weighted-average outstanding shares used in the two calculations is as follows:

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Weighted-average shares outstanding (basic)	122.0	121.0	122.0	120.7
Effect of dilutive securities:
Stock options and restricted stock units	2.3	2.6	2.4	2.7
Weighted-average shares outstanding (diluted)	124.3	123.6	124.4	123.4

For the three and six months ended June 30, 2014 and 2013, the stock options that were anti-dilutive were not material.

Financial Instruments.   Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable and short- and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for publicly traded instruments, and for non-publicly traded instruments through valuation techniques depending on the specific characteristics of the debt instrument. As of June 30, 2014 and December 31, 2013, the fair value of our long-term debt, based on observable inputs was $1.3 billion and $1.2 billion, respectively compared to its carrying value of $1.1 billion and $1.1 billion, respectively.

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

Fair Value Hedges.   In conjunction with our November 2009 sale of five-year Senior Notes, we entered into five-year interest rate swaps, designated as fair value hedges, which convert the debt’s fixed interest rate to a variable rate. These swaps involve the receipt of fixed rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed-rate Senior Notes they hedge due to changes in the designated benchmark interest rate and are recorded in interest expense. The fair value of these interest rate swaps was an asset of $2.8 million and $6.0 million at June 30, 2014 and December 31, 2013, respectively, and was recorded in other current assets on our Consolidated Balance Sheets.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table presents items measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value of Assets (Liabilities) at June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Fair Value Interest Rate Swaps(1)	$2.8	$-	$2.8	$-
Notes, due 2014(1)	(277.8)	-	(277.8)	-
Deferred Compensation Plan Assets(2)	23.1	23.1	-	-
Deferred Compensation Plan Liability(2)	(23.1)	-	(23.1)	-
Total	$(275.0)	$23.1	$(298.1)	$-

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

Variable Interest Entities.  We hold interests in certain entities, including credit data and information solutions ventures, that are considered variable interest entities, or VIEs.  These variable interests relate to ownership interests that require financial support for these entities.  Our investments related to these VIEs totaled $21.8 million at June 30, 2014, representing our maximum exposure to loss.  We are not the primary beneficiary and are not required to consolidate any of these VIEs.

Other Assets.  Other assets on our Consolidated Balance Sheets primarily represents our investment in unconsolidated affiliates, our cost method investment in Boa Vista Servicos (“BVS”), interest rate swaps, assets related to life insurance policies covering certain officers of the Company, and employee benefit trust assets. Our investment in BVS, which represents a 15% equity interest in BVS, was valued at 90 million Brazilian Reais ($40.8 million and $38.2 million at June 30, 2014 and December 31, 2013, respectively) and is accounted for using the cost method. The estimated fair value of the investment approximates carrying value at June 30, 2014.

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

Recent Accounting Pronouncements.    Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2016 and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company has not yet determined the potential effects of the adoption of ASU 2014-09 on its Consolidated Financial Statements.

2. TDX GROUP ACQUISITION

On January 15, 2014, we acquired 100% of the stock of TDX Group, a data and technology company in the United Kingdom that specializes in helping lenders and creditors optimize collection and recovery performance through the use of analytics, data exchanges and technology platforms for $322.8 million. This acquisition has expanded our capabilities within the collections market as well as other markets. The results of this acquisition have been included in our International operating segment for the period subsequent to the acquisition.

Purchase Price Allocation.   The following table summarizes the estimated fair value of the net assets acquired and the liabilities assumed at the acquisition date. The allocations are considered final, except for the resolution of certain contingencies all of which existed at the acquisition date, primarily related to the finalization of working capital as well as certain tax items, which will be resolved when final returns are filed related to the acquired entities. Estimates for these items have been included in the purchase price allocations and will be finalized prior to the one year anniversary date of the acquisition.

June 30,
2014
(In millions)
Current assets	$12.6
Property and equipment	3.6
Identifiable intangible assets (1)	111.9
Goodwill (2)	230.7
Total assets acquired	358.8
Total liabilities assumed	(36.0)
Net assets acquired	$322.8

(1)	Identifiable intangible assets are further disaggregated in the table below.

(2)	None of the goodwill resulting from the TDX Group acquisition is tax deductible.

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

3. DISCONTINUED OPERATIONS

During the first quarter of 2013, we divested of two non-strategic business lines, Equifax Settlement Services, which was part of our Mortgage business within the USCIS operating segment, and Talent Management Services, which was part of our Employer Services business within our Workforce Solutions operating segment, for a total of $47.5 million. $3.5 million of the proceeds of the sale of Talent Management Services was placed in escrow and is due 18 months after the transaction date. The historical results of these operations are classified as discontinued operations in the Consolidated Statements of Income. Revenue for these business lines for the three and six months ended June 30, 2013, was $0 and $9.3 million, respectively. Pretax income for the three and six months ended June 30, 2013 was $0 and $1.5 million, respectively. We recorded a gain on the disposals in the first quarter of 2013 of $18.4 million, including an income tax benefit of $18.1 million, of which $14.3 million was current tax benefits. The tax benefit is primarily a result of our tax basis in Talent Management Services. The gain was classified as discontinued operations in the Consolidated Statements of Income.

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

Changes in the amount of goodwill for the three months ended June 30, 2014, are as follows:

	U.S. Consumer			North America	North America
	Information		Workforce	Personal	Commercial
	Solutions	International	Solutions	Solutions	Solutions	Total
	(In millions)
Balance, December 31, 2013	$1,032.5	$401.0	$907.7	$16.7	$37.2	$2,395.1
Acquisitions	-	230.7	-	-	9.5	240.2
Adjustments to initial purchase price allocation	-	1.6	-	-	-	1.6
Foreign currency translation	-	9.2	-	-	-	9.2
Tax benefits of stock options exercised	-	-	(0.1)	-	-	(0.1)
Balance, June 30, 2014	$1,032.5	$642.5	$907.6	$16.7	$46.7	$2,646.0

Indefinite-Lived Intangible Assets.   Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30.  Our indefinite-lived intangible asset carrying amounts did not change materially during the six months ended June 30, 2014.

Purchased Intangible Assets.   Purchased intangible assets represent the estimated acquisition date fair value of acquired intangible assets used in our business. Purchased data files represent the estimated acquisition date fair value of consumer credit files acquired primarily through the purchase of independent credit reporting agencies in the U.S. and Canada. We expense the cost of modifying and updating credit files in the period such costs are incurred. Our reacquired rights represent the value of rights which we had granted to Computer Sciences Corporation that were reacquired in connection with the acquisition of certain assets of CSC Credit Services (“CSC Credit Services Acquisition”) in the fourth quarter of 2012. These reacquired rights are being amortized over the remaining term of the affiliation agreement on a straight-line basis from December 28, 2012 to August 1, 2018. We amortize all of our purchased intangible assets on a straight-line basis. For additional information about the useful lives related to our purchased intangible assets, see Note 1 of the Notes to Consolidated Financial Statements in our 2013 Form 10-K.

4. GOODWILL AND INTANGIBLE ASSETS (Continued)

Purchased intangible assets at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014			December 31, 2013
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(In millions)
Definite-lived intangible assets:
Purchased data files	$701.3	$(203.2)	$498.1	$709.5	$(187.4)	$522.1
Acquired software and technology	60.9	(26.2)	34.7	38.4	(20.2)	18.2
Customer relationships	581.4	(186.8)	394.6	506.7	(166.5)	340.2
Reacquired rights	73.3	(19.7)	53.6	73.3	(13.1)	60.2
Proprietary database	7.4	(5.2)	2.2	7.4	(5.0)	2.4
Non-compete agreements	32.0	(11.2)	20.8	20.2	(7.8)	12.4
Trade names and other intangible assets	53.7	(27.1)	26.6	41.7	(24.0)	17.7
Total definite-lived intangible assets	$1,510.0	$(479.4)	$1,030.6	$1,397.2	$(424.0)	$973.2

Amortization expense from continuing operations related to purchased intangible assets was $32.6 million and $26.3 million during the three months ended June 30, 2014 and 2013, respectively. Amortization expense from continuing operations related to purchased intangible assets was $65.3 million and $56.6 million during the six months ended June 30, 2014 and 2013, respectively.

5. DEBT

Debt outstanding at June 30, 2014 and December 31, 2014 was as follows:

	June 30,	December 31,
	2014	2013
	(In millions)
Commercial paper	$131.4	$-
Notes, 7.34%, due in installments through May 2014	-	15.0
Notes, 4.45%, due December 2014	275.0	275.0
Notes, 6.30%, due July 2017	272.5	272.5
Notes, 3.30%, due Dec 2022	500.0	500.0
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 7.00%, due July 2037	250.0	250.0
Other	0.6	0.6
Total debt	1,554.5	1,438.1
Less short-term debt and current maturities	(409.8)	(296.5)
Less unamortized discounts	(1.9)	(2.1)
Plus fair value adjustments	2.8	6.0
Total long-term debt, net	$1,145.6	$1,145.5

Senior Credit Facility.   We are party to a $750.0 million unsecured revolving credit facility, which we refer to as the Senior Credit Facility, with a group of financial institutions.  The Senior Credit Facility also has an accordion feature that allows us to request an increase in the total commitment to $1.0 billion.  Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Senior Credit Facility is scheduled to expire in December 2017. Availability of the Senior Credit Facility for borrowings is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding principal amount of our commercial paper notes. As of June 30, 2014, there were no outstanding borrowings under this facility and $617.2 million was available for borrowing.

Commercial Paper Program.   Our $750.0 million commercial paper program has been established through the private placement of commercial paper notes from time-to-time. Maturities of commercial paper can range from overnight to 397 days. The commercial paper program is supported by our Senior Credit Facility and, pursuant to our existing Board of Directors authorization, the total amount of commercial paper which may be issued is reduced by the amount of any outstanding borrowings under our Senior Credit Facility. At June 30, 2014, $131.4 million in commercial paper notes was outstanding, all with maturities of less than 90 days.

For additional information about our debt agreements, see Note 6 of the Notes to Consolidated Financial Statements in our 2013 Form 10-K.

6. COMMITMENTS AND CONTINGENCIES

Data Processing, Outsourcing Services and Other Agreements.  We have separate agreements with IBM, Tata Consultancy Services Limited (TCS) and others to outsource portions of our computer data processing operations, applications development, maintenance and related functions and to provide certain other administrative and operational services. The agreements expire between 2014 and 2019. The estimated aggregate minimum contractual obligation remaining under these agreements is approximately $70 million as of December 31, 2013, with no future year’s minimum contractual obligation expected to exceed approximately $40 million. Annual payment obligations in regard to these agreements vary due to factors such as the volume of data processed; changes in our servicing needs as a result of new product offerings, acquisitions or divestitures; the introduction of significant new technologies; foreign currency; or the general rate of inflation. In certain circumstances (e.g., a change in control or for our convenience), we may terminate these data processing and outsourcing agreements and, in doing so, certain of these agreements require us to pay a significant penalty.

Guarantees and General Indemnifications.   We may issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit was not material at June 30, 2014, and all have a remaining maturity of one year or less. The maximum potential future payments we could be required to make under the guarantees is not material at June 30, 2014.

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

We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to indemnities on our Consolidated Balance Sheets at June 30, 2014 or December 31, 2013.

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

7. INCOME TAXES

We are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years ending prior to December 31, 2008, with few exceptions. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit balance may change within the next twelve months by a range of $0 to $5.0 million.

Effective Tax Rate.       Our effective income tax rate was 37.2% for the three months ended June 30, 2014, up from 35.9% for the same period in 2013. The income tax rate was higher in the second quarter due primarily to increased state income taxes and decreased discrete tax benefits related to federal tax items as compared with the second quarter of 2013. The effective income tax rate was 36.1% for the six months ended June 30, 2014, as compared to 35.9% in the prior year period.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component, after tax, for the six months ended June 30, 2014, are as follows:

		Pension and other	Cash flow
	Foreign	postretirement	hedging
	currency	benefit plans	transactions	Total
	(In millions)
Balance, December 31, 2013	$(108.5)	$(202.2)	$(1.9)	$(312.6)
Other comprehensive income before reclassifications	8.8	0.2	0.1	9.1
Amounts reclassified from accumulated other comprehensive income	-	4.0	-	4.0
Net current-period other comprehensive income	8.8	4.2	0.1	13.1
Balance, June 30, 2014	$(99.7)	$(198.0)	$(1.8)	$(299.5)

Reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2014, are as follows:

	Amount reclassified	Affected line item in
Details about accumulated other	from accumulated other	the statement where
comprehensive income components	comprehensive income (1)	net income is presented
(in millions)
Amortization of pension and other postretirement plan items:
Prior service cost	$0.2	(2)
Recognized actuarial loss	(6.6)	(2)
	(6.4)	Total before tax
	2.4	Tax benefit
	$(4.0)	Net of tax

(1)        Amounts in parentheses indicate expense recognized in the Consolidated Statements of Income.

(2)        These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 9 Benefit Plans for additional details).

Changes in accumulated other comprehensive income related to noncontrolling interests were not material as of June 30, 2014.

9. BENEFIT PLANS

We sponsor defined benefit pension plans and defined contribution plans. For additional information about our benefit plans, see Note 11 of the Notes to Consolidated Financial Statements in our 2013 Form 10-K.

The following table provides the components of net periodic benefit cost, included in selling, general and administrative expenses in the Consolidated Statements of Income, for the three and six months ended June 30, 2014 and 2013:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Service cost	$1.1	$1.3	$0.1	$0.2
Interest cost	7.8	7.2	0.2	0.4
Expected return on plan assets	(9.9)	(9.8)	(0.4)	(0.4)
Amortization of prior service cost	0.2	0.3	(0.3)	(0.1)
Recognized actuarial loss	3.2	4.4	0.1	3.3
Total net periodic benefit cost	$2.4	$3.4	$(0.3)	$3.4

	Pension Benefits		Other Benefits
	Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Service cost	$2.2	$2.6	$0.2	$0.3
Interest cost	15.6	14.4	0.4	0.7
Expected return on plan assets	(19.8)	(19.6)	(0.8)	(0.8)
Amortization of prior service cost	0.4	0.6	(0.6)	(0.2)
Recognized actuarial loss	6.4	8.8	0.2	3.6
Total net periodic benefit cost	$4.8	$6.8	$(0.6)	$3.6

10.  RESTRUCTURING CHARGES

In the fourth quarter of 2013, we recorded a restructuring charge to realign internal resources of $9.3 million ($5.9 million, net of tax) in selling, general and administrative expenses on our Consolidated Statements of Income primarily related to headcount reductions of approximately 160 positions. This charge resulted from our continuing efforts to align our business to better support our strategic objectives. Generally, severance benefits for our U.S. employees are paid through monthly payroll according to the number of weeks of severance benefit provided to the employee, while our international employees receive a lump sum severance payment for their benefit. Payments related to this charge totaled $0.7 million and $5.2 million during the three and six months ended June 30, 2014, respectively and all payments are expected to be substantially completed by the end of 2014.  Restructuring charges are recorded in selling, general and administrative expense on the Consolidated Statements of Income and are included in general corporate expense.

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

11. SEGMENT INFORMATION (Continued)

Operating revenue and operating income by operating segment during the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
Operating revenue:	2014	2013	2014	2013
U.S. Consumer Information Solutions	$264.1	$259.7	$508.0	$504.8
International	153.4	129.8	297.3	253.5
Workforce Solutions	119.4	123.2	239.1	246.9
North America Personal Solutions	54.0	51.5	108.1	102.6
North America Commercial Solutions	23.0	22.7	45.9	45.6
Total operating revenue	$613.9	$586.9	$1,198.4	$1,153.4

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
Operating income:	2014	2013	2014	2013
U.S. Consumer Information Solutions	$109.5	$104.3	$204.3	$196.2
International	33.4	37.2	62.8	71.9
Workforce Solutions	40.5	38.3	79.2	75.7
North America Personal Solutions	16.5	14.2	31.8	28.7
North America Commercial Solutions	4.0	3.8	8.4	8.7
General Corporate Expense	(36.5)	(39.7)	(67.2)	(74.1)
Total operating income	$167.4	$158.1	$319.3	$307.1

12. SUBSEQUENT EVENT

On July 24, 2014, we announced the consolidation of the U.S. portion of the North America Commercial Solutions operating segment into the U.S. Consumer Information Solutions operating segment. The combined operating segment will be renamed U.S. Information Services. The Canadian portion of the North America Commercial Solutions operating segment will be consolidated into the Canada operations of the International operating segment. As a result, we will modify our segment reporting effective in the third quarter of 2014.

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

Key Performance Indicators.    Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include operating revenue, change in operating revenue, operating income, operating margin, net income attributable to Equifax, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three and six months ended June 30, 2014 and 2013 were as follows:

	Key Performance Indicators
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in millions, except per share data)
Operating revenue	$613.9	$586.9	$1,198.4	$1,153.4
Operating revenue change	5%	14%	4%	13%
Operating income	$167.4	$158.1	$319.3	$307.1
Operating margin	27.3%	26.9%	26.6%	26.6%
Net income from continuing operations attributable to Equifax	$92.8	$90.5	$176.7	$172.6
Net income attributable to Equifax	$92.8	$90.5	$176.7	$191.6
Diluted earnings per share from continuing operations attributable to Equifax	$0.75	$0.73	$1.42	$1.40
Diluted earnings per share attributable to Equifax	$0.75	$0.73	$1.42	$1.55
Cash provided by operating activities	$152.8	$136.5	$217.8	$202.8
Capital expenditures	$19.2	$17.5	$37.7	$36.2

Operational and Financial Highlights

•	During the first quarter of 2014, we acquired 100% of the stock of TDX Group, a data and technology company in the United Kingdom that specializes in helping lenders and creditors optimize collection and recovery performance through the use of analytics, data exchanges and technology platforms, for $322.8 million. The results of this acquisition have been included in our International operating segment subsequent to the acquisition. We also purchased Forseva, a provider of end-to-end, cloud-based credit management software solutions. The results of this acquisition have been included in our North America Commercial Solutions operating segment subsequent to the acquisition.

•	We repurchased 1.0 million shares of our common stock on the open market for $73.4 million during the first six months of 2014. At June 30, 2014, $141.7 million was available for future purchases of common stock under our share repurchase authorization.

Business Environment and Company Outlook

Demand for our services tends to be correlated to general levels of economic activity, to consumer credit activity, to a lesser extent small commercial credit and marketing activity, and to our own initiatives to expand our products and markets served. In the United States, for the first half of 2014, we experienced modestly improved growth in overall economic activity and in general consumer credit, a moderating year-over-year decline in consumer mortgage activity, and continuing benefits from our new product and market initiatives. As expected, total company mortgage related revenues declined significantly in the second quarter albeit at a lesser rate than in the first quarter of 2014. While we continue to expect modest growth in overall economic activity and general consumer credit for the remainder of 2014, mortgage market origination activity is expected to continue declining when compared to 2013 but at a much lesser rate than in the first half of 2014. Internationally, the environment continues to be challenging as developed countries continue to experience low economic growth rates and certain developing countries face country specific political or economic issues. In addition, recent weakening in foreign exchange rates of certain of the countries in which we operate has further reduced growth in revenue and profit when reported in U.S. dollars.

Over the longer term, we continue to expect that our ongoing investments in new product innovation, business execution, enterprise growth initiatives, technology infrastructure, and continuous process improvement will enable us, in a modestly growing global economy, to deliver long-term average organic revenue growth ranging between 6% and 8% with additional growth of 1% to 2% derived from strategic acquisitions consistent with our long term business strategy. We also expect to grow earnings per share at a somewhat faster rate than revenue over time as a result of both operating and financial leverage.

RESULTS OF OPERATIONS—THREE AND SIX MONTHS JUNE 30, 2014 AND 2013

Consolidated Financial Results

Operating Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
Consolidated Operating Revenue	2014	2013	$	%	2014	2013	$	%
	(Dollars in millions)				(Dollars in millions)

U.S. Consumer Information Solutions	$264.1	$259.7	$4.4	2%	$508.0	$504.8	$3.2	1%
International	153.4	129.8	23.6	18%	297.3	253.5	43.8	17%
Workforce Solutions	119.4	123.2	(3.8)	-3%	239.1	246.9	(7.8)	-3%
North America Personal Solutions	54.0	51.5	2.5	5%	108.1	102.6	5.5	5%
North America Commercial Solutions	23.0	22.7	0.3	1%	45.9	45.6	0.3	1%
Consolidated operating revenue	$613.9	$586.9	$27.0	5%	$1,198.4	$1,153.4	$45.0	4%

Revenue increased by 5% and 4% in the second quarter and first six months of 2014, respectively, compared to the same periods in 2013. Excluding the $6.3 million negative impact of the effect of foreign exchange rates in the second quarter of 2014 and the $16.1 million negative impact for the first half of 2014, revenue increased 6% and 5% when compared to the second quarter and first six months of 2013, respectively. The acquisition of TDX Group (“TDX”) in the first quarter of 2014 and several smaller acquisitions in the second half of 2013 (“2013 Acquisitions”) drove 4% of the local currency growth in the second quarter and first six months of 2014. Growth across our core organic non-mortgage businesses was offset by the expected decline in mortgage refinancing activity in the U.S.  This expected decline reduced reported growth rates in our USCIS and Workforce Solutions business units for the second quarter and first six months of 2014 as compared to the same period in 2013 when mortgage refinancing activity was still strong. The net decline in mortgage market activity reduced our revenue growth rates by approximately 5% for the second quarter of 2014 and the first half of 2014 as compared to the prior year periods.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
Consolidated Operating Expenses	2014	2013	$	%	2014	2013	$	%
	(Dollars in millions)				(Dollars in millions)

Consolidated cost of services	$212.3	$198.2	$14.1	7%	$419.1	$393.3	$25.8	7%
Consolidated selling, general and administrative expenses	183.5	186.5	(3.0)	-2%	358.9	361.0	(2.1)	-1%
Consolidated depreciation and amortization expense	50.7	44.1	6.6	15%	101.1	92.0	9.1	10%
Consolidated operating expenses	$446.5	$428.8	$17.7	4%	$879.1	$846.3	$32.8	4%

The increase in cost of services, when compared to the second quarter and first six months of 2013, was due primarily to the impact of the acquisition of TDX in the first quarter of 2014 and the 2013 Acquisitions. The effect of changes in foreign exchange rates reduced cost of services by $1.0 million and $3.1 million in the three and six months ended June 30, 2014.

Selling, general and administrative expense decreased $3.0 million in the second quarter and $2.1 million in the first six months of 2014 compared to the year ago periods.  The impact of the TDX acquisition in the first quarter of 2014 and the 2013 Acquisitions was more than offset by decreases in benefits, incentive and severance expenses as well as smaller decreases in expense in various other categories. The impact of changes in foreign currency exchange rates decreased our selling, general and administrative expenses by $0.9 million and $2.8 million in the three and six months ended June 30, 2014.

Depreciation and amortization expense for the second quarter and first six months of 2014 increased $6.6 million and $9.1 million, respectively, as compared to the same periods in 2013. The increase was primarily driven by $6.5 million of expense in the second quarter of 2014 and $13.1 million in the first half of 2014 resulting from the acquisition of TDX in the first quarter of 2014 and the 2013 Acquisitions. Amortization expense was also higher in 2014 due to a third quarter 2013 adjustment recorded to the purchased intangible assets acquired as part of the CSC Credit Services Acquisition resulting in higher amortization expense over the remaining life of the assets. This increase in amortization is partially offset by a reduction in amortization of certain purchased intangible assets related to our TALX Corporation acquisition in 2007 that became fully amortized during the second quarter of 2013.

Operating Income and Operating Margin

	Three Months Ended June 30,					Six Months Ended June 30,
			Change					Change
Consolidated Operating Income	2014	2013	$	%		2014	2013	$	%
	(Dollars in millions)					(Dollars in millions)

Consolidated operating revenue	$613.9	$586.9	$27.0	5%		$1,198.4	$1,153.4	$45.0	4%
Consolidated operating expenses	(446.5)	(428.8)	(17.7)	4%		(879.1)	(846.3)	(32.8)	4%
Consolidated operating income	$167.4	$158.1	$9.3	6%		$319.3	$307.1	$12.2	4%
Consolidated operating margin	27.3%	26.9%		0.4	% pts	26.6%	26.6%		0.0	% pts

Total company margin increased slightly in the second quarter of 2014 and was flat for the first six months of 2014 due to margin improvements in our USCIS and Workforce Solutions businesses and lower general corporate expenses offset by increased cost of services and acquisition-related amortization expense related to the acquisition of TDX in the first quarter of 2014 and the 2013 Acquisitions.

Other Expense, Net

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
Consolidated Other Expense, Net	2014	2013	$	%	2014	2013	$	%
	(Dollars in millions)				(Dollars in millions)

Consolidated interest expense	$17.4	$17.6	$(0.2)	-1%	$34.7	$35.3	$(0.6)	-2%
Consolidated other expense (income), net	(0.5)	(3.5)	3.0	-86%	1.6	(3.6)	5.2	-144%
Consolidated other expense, net	$16.9	$14.1	$2.8	20%	$36.3	$31.7	$4.6	14%
Average cost of debt	4.4%	4.5%			4.4%	4.4%
Total consolidated debt, net, at quarter end	$1,555.4	$1,505.6	$49.8	3%	$1,555.4	$1,505.6	$49.8	3%

Interest expense decreased slightly for the second quarter of 2014 when compared to the same period in 2013.   Our consolidated debt outstanding increased slightly as of June 30, 2014, as compared to June 30, 2013, as a result of commercial paper issued to fund the majority of the acquisition price of TDX during the first quarter of 2014. The slight decrease in the average cost of debt for the second quarter of 2014 was due to paying off the remaining balance of our 7.34% Notes during the quarter and offset by the addition of low rate commercial paper outstanding which caused the average cost of debt to decrease as compared to the prior year period.

The increase in other expense (income), net, for the three and six month periods ending June 30, 2014, as compared to the prior year, is due to increased foreign exchange losses related to dividends declared by our subsidiary in Argentina and losses incurred repatriating these funds. These expenses were partially offset by higher earnings from our Russian joint venture.

Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
Consolidated Provision for Income Taxes	2014	2013	$	%	2014	2013	$	%
	(Dollars in millions)				(Dollars in millions)

Consolidated provision for income taxes	$56.0	$51.7	$4.3	8%	$102.2	$98.9	$3.3	3%
Effective income tax rate	37.2%	35.9%			36.1%	35.9%

Our effective income tax rate was 37.2% for the three months ended June 30, 2014, up from 35.9% for the same period in 2013. The income tax rate was higher in the second quarter due primarily to increased state income taxes and decreased discrete tax benefits related to federal tax items as compared with the second quarter of 2013. The effective income tax rate was relatively flat for the six months ended June 30, 2014 as compared to the prior period.

Net Income

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
Consolidated Net Income	2014	2013	$	%	2014	2013	$	%
	(In millions, except per share amounts)				(In millions, except per share amounts)

Consolidated operating income	$167.4	$158.1	$9.3	6%	$319.3	$307.1	$12.2	4%
Consolidated other expense, net	(16.9)	(14.1)	(2.8)	20%	(36.3)	(31.7)	(4.6)	14%
Consolidated provision for income taxes	(56.0)	(51.7)	(4.3)	8%	(102.2)	(98.9)	(3.3)	3%
Consolidated net income from continuing operations	94.5	92.3	2.2	2%	180.8	176.5	4.3	2%
Discontinued operations, net of tax	-	-	-	0%	-	19.0	(19.0)	-100%
Net income attributable to noncontrolling interests	(1.7)	(1.8)	0.1	7%	(4.1)	(3.9)	(0.2)	6%
Net income attributable to Equifax	$92.8	$90.5	$2.3	3%	$176.7	$191.6	$(14.9)	-8%
Diluted earnings per common share:
Net income from continuing operations attributable to Equifax	$0.75	$0.73	$0.02	2%	$1.42	$1.40	$0.02	2%
Discontinued operations attributable to Equifax	-	-	-	0%	-	0.15	(0.15)	-100%
Net income attributable to Equifax	$0.75	$0.73	$0.02	2%	$1.42	$1.55	$(0.13)	9%
Weighted-average shares used in computing diluted earnings per share	124.3	123.6			124.4	123.4

Consolidated income from continuing operations increased by $2.2 million and $4.3 million, or 2%, in the three and six month periods ending June 30, 2014, respectively, due to increased operating income in our USCIS, Workforce Solutions and North America Personal Solutions businesses. Net income attributable to Equifax for the six months ended June 30, 2014, was negatively impacted compared to the prior year period by the absence of earnings from the discontinued operations, including a gain on the disposition of those operations, which benefitted the prior year period.

Segment Financial Results

USCIS

	Three Months Ended June 30,					Six Months Ended June 30,
			Change					Change
U.S. Consumer Information Solutions	2014	2013	$	%		2014	2013	$	%
	(Dollars in millions)					(Dollars in millions)
Operating revenue:
Online Consumer Information Solutions (OCIS)	$191.3	$184.8	$6.5	4%		$369.8	$360.4	$9.4	3%
Mortgage Solutions	27.6	32.5	(4.9)	-15%		52.0	62.1	(10.1)	-16%
Consumer Financial Marketing Services	45.2	42.4	2.8	7%		86.2	82.3	3.9	5%
Total operating revenue	$264.1	$259.7	$4.4	2%		$508.0	$504.8	$3.2	1%
% of consolidated revenue	43%	44%				42%	44%
Total operating income	$109.5	$104.3	$5.2	5%		$204.3	$196.2	$8.1	4%
Operating margin	41.5%	40.2%		1.3	% pts	40.2%	38.9%		1.3	% pts

U.S. Consumer Information Solutions revenue increased 2% and 1% in the second quarter and first six months of 2014, respectively, as compared to the prior year periods. Solid mid-single digit percentage growth from core non-mortgage products and from strategic product penetration and pricing initiatives was partially offset by the decline in mortgage market activity compared to the first quarter and first half of 2013 when mortgage refinancing activity was still high.

OCIS

Revenue for the second quarter and first six months of 2014 increased 4% and 3% when compared to the prior year periods.  Core credit report transaction volume increased 12% in the first quarter of 2014 and 11% in the first six months of 2014 compared to the prior year due to increased volumes to customers in the financial services market, auto industry and our key client program. This increase was partially offset by lower average unit revenue due to a less favorable mix of business, due to a lower proportion of reports sold into the mortgage resale market. Both periods also benefited from growth in our identity and fraud solutions business.

Mortgage Solutions

Revenue decreased 15% and 16% for the three and six month periods ended June 30, 2014, when compared to the prior year period due to lower mortgage refinancing activity.

Consumer Financial Marketing Services

Revenue increased $2.8 million, or 7%, for the second quarter and $3.9 million, or 5%, for the first six months of 2014, as compared to 2013. The growth in both periods is driven by increased marketing revenue due to the moderate expansion of loan activity in the banking industry. The six month period also benefitted from growth in our customer base for our wealth-based consumer information services products.

USCIS Operating Margin

USCIS operating margin increased in the second quarter and the first six months of 2014 as compared to 2013. Margin expansion resulted from realized synergies related to our CSC Credit Services Acquisition completed at the end of 2012 as well as certain transitional expenses in 2013 related to the acquisition that did not recur in 2014.

International

	Three Months Ended June 30,					Six Months Ended June 30,
			Change					Change
International	2014	2013	$	%		2014	2013	$	%
	(Dollars in millions)					(Dollars in millions)
Operating revenue:
Latin America	$47.9	$48.6	$(0.7)	-1%		$94.5	$95.1	$(0.6)	-1%
Europe	72.3	47.1	25.2	53%		138.2	91.7	46.5	51%
Canada Consumer	33.2	34.1	(0.9)	-3%		64.6	66.7	(2.1)	-3%
Total operating revenue	$153.4	$129.8	$23.6	18%		$297.3	$253.5	$43.8	17%
% of consolidated revenue	25%	22%				25%	22%
Total operating income	$33.4	$37.2	$(3.8)	-10%		$62.8	$71.9	$(9.1)	-13%
Operating margin	21.8%	28.7%		-6.9	% pts	21.1%	28.4%		-7.3	% pts

Local currency international revenue increased by 23% in the second quarter and first six months of 2014 as compared to the same periods in 2013. Revenue grew 17% and 16% in the three and six month periods, respectively, as a result of our first quarter 2014 acquisition of TDX and our fourth quarter 2013 acquisitions in Paraguay and Mexico. The remainder of the local currency growth was driven by growth across the geographies, primarily Argentina and the U.K. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $5.9 million, or 5%, in the second quarter of 2014 and $15.2 million, or 6%, in the first six months of 2014. These currency fluctuations resulted in an 18% and 17% increase in reported revenue in the three and six month periods ended June 30, 2014, respectively, compared to the same periods in 2013.

Latin America

Local currency revenue increased 19% in the second quarter and 21% in the first six months of 2014 driven by growth in Argentina, Ecuador and Uruguay. Approximately half of this growth was organic growth in Argentina and other countries, while the other half resulted from the fourth quarter 2013 acquisitions in Paraguay and Mexico. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $9.9 million, or 20%, in the second quarter of 2014 and $20.4 million, or 22%, in the first six months of 2014, most notably due to depreciation in the foreign exchange rate of the Argentine peso. These currency fluctuations resulted in a 1% decrease in reported revenue in the second quarter and first six months of 2014.

Europe

Local currency revenue growth was 40% in the second quarter of 2014 and 39% in the first six months of 2014 primarily due to the acquisition of TDX in the first quarter of 2014 which represented 34% and 33% of the growth in the three and six month periods ended June 30, 2014, respectively. The remaining growth was driven by increased revenue in the U.K. across most product segments, despite continued challenging economic conditions. Local currency fluctuations against the U.S. dollar positively impacted revenue by $6.2 million, or 13%, in the second quarter of 2014 and $10.3 million, or 12%, in the first six months of 2014. These currency fluctuations resulted in a 53% and 51% increase in reported revenue in the three and six month periods ended June 30, 2014, respectively, compared to the same periods in 2013.

Canada Consumer

Local currency revenue increased 3% and 4% in the three and six month periods ended June 30, 2014, respectively, compared to the prior year periods in 2013 primarily due to new customers within marketing and technology services and growth in information and analytical services.   Local currency fluctuations against the U.S. dollar negatively impacted revenue by $2.1 million, or 6%, in the second quarter of 2014 and $5.0 million, or 7%, in the first six months of 2014. These currency fluctuations resulted in a 3% decrease in reported revenue in the second quarter and first six months of 2014.

International Operating Margin

Operating margin decreased in the second quarter and first six months of 2014 as compared to 2013. The decline primarily resulted from increased acquisition-related amortization expense of $5.5 million and $11.3 million in the three and six months ended June 30, 2014, respectively, related to the recent acquisitions. The decline in margin was also a result of inflation-driven pressures on margin in Argentina.

Workforce Solutions

	Three Months Ended June 30,					Six Months Ended June 30,
			Change					Change
Workforce Solutions	2014	2013	$	%		2014	2013	$	%
	(Dollars in millions)					(Dollars in millions)
Operating revenue:
Verfication Services	$72.3	$76.7	$(4.4)	-6%		$136.2	$145.5	$(9.3)	-6%
Employer Services	47.1	46.5	0.6	1%		102.9	101.4	1.5	1%
Total operating revenue	$119.4	$123.2	$(3.8)	-3%		$239.1	$246.9	$(7.8)	-3%
% of consolidated revenue	19%	21%				20%	21%
Total operating income	$40.5	$38.3	$2.2	6%		$79.2	$75.7	$3.5	5%
Operating margin	33.9%	31.1%		2.8	% pts	33.1%	30.7%		2.4	% pts

Verification Services

Revenue decreased 6% in the second quarter and first six months of 2014 compared to the prior year periods, due to 9% and 12% growth in non-mortgage verification revenue for the three and six month periods, respectively, that was more than offset by 20% and 25% declines in mortgage-related verification revenue in the respective periods due to the expected decline in mortgage market activity.

Employer Services

Revenue grew 1% in both the second quarter and the first six months of 2014, as compared to the same periods in 2013. Revenue growth in both periods was due to growth in our transaction-based complementary services business and workforce analytics business. The growth in the first half of 2014 was partially offset by lower unemployment claims activity and a decline in revenue related to the non-renewal of the federal Work Opportunity Tax Credit program in 2014.

Workforce Solutions Operating Margin

Operating margin for the second quarter and first six months of 2014 increased compared to the prior year periods. Margin expansion was driven by lower acquisition-related amortization in the second quarter and first six months of 2014 due to certain purchased intangible assets related to our TALX Corporation acquisition in 2007 that became fully amortized during the second quarter of 2013. The benefit of lower acquisition-related amortization was partially offset by the negative effect of lower revenue against a primarily fixed cost expense base. The second quarter margin also benefited from cost management initiatives during the quarter.

North America Personal Solutions

	Three Months Ended June 30,					Six Months Ended June 30,
			Change					Change
North America Personal Solutions	2014	2013	$	%		2014	2013	$	%
	(Dollars in millions)					(Dollars in millions)

Total operating revenue	$54.0	$51.5	$2.5	5%		$108.1	$102.6	$5.5	5%
% of consolidated revenue	9%	9%				9%	9%
Total operating income	$16.5	$14.2	$2.3	16%		$31.8	$28.7	$3.1	11%
Operating margin	30.5%	27.6%		2.9	% pts	29.4%	28.0%		1.4	% pts

Revenue increased 5% for the three and six month periods ended June 30, 2014 as compared to the same periods in the prior year principally due to the acquisition of TrustedID in the third quarter of 2013 as well as growth in subscription revenue in Canada. Direct to consumer, Equifax-branded U.S.-based subscription service revenue increased 2% in the second quarter of 2014 and 3% in the first half of 2014 as a result of higher average revenue per subscriber. This growth was largely offset by declines in transaction and breach revenue and revenue from legacy wholesale partners.  Operating margin increased in the second quarter and first six months of 2014 as compared to the prior year as increased acquisition-related amortization due to the acquisition of TrustedID in the third quarter of 2013 was more than offset by lower marketing expenses.

North America Commercial Solutions

	Three Months Ended June 30,					Six Months Ended June 30,
			Change					Change
North America Commercial Solutions	2014	2013	$	%		2014	2013	$	%
	(Dollars in millions)					(Dollars in millions)

Total operating revenue	$23.0	$22.7	$0.3	1%		$45.9	$45.6	$0.3	1%
% of consolidated revenue	4%	4%				4%	4%
Total operating income	$4.0	$3.8	$0.2	4%		$8.4	$8.7	$(0.3)	-3%
Operating margin	17.3%	16.8%		0.5	% pts	18.3%	19.1%		-0.8	% pts

Revenue increased 1% in U.S. dollars and 3% in local currency, for the three and six months ended June 30, 2014 as compared to the same periods in the prior year. Transaction-based revenue serving credit risk needs of our customers, which represents approximately 60% of our revenue, declined 2% in the second quarter of 2014 and grew 3% in the first six months of 2014 as compared to the prior year periods. Project-oriented revenue grew 10% due to growth in risk projects in the second quarter of 2014 and was flat in the first six months of 2014 as compared to the prior year. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $0.4 million, or 2%, in the second quarter of 2014 and $0.9 million, or 2%, in the first six months of 2014. Operating margin was up slightly in the second quarter of 2014 as compared to the prior year. Operating margin decreased in the first six months of 2014 as compared to the prior year period due to the impact of the acquisition of Forseva as well as our continued investment in growth initiatives.

General Corporate Expense

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
General Corporate Expense	2014	2013	$	%	2014	2013	$	%
	(Dollars in millions)				(Dollars in millions)

General corporate expense	$36.5	$39.7	$(3.2)	-8%	$67.2	$74.1	$(6.9)	-9%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, including shared services, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance. General corporate expense decreased $3.2 million in the second quarter of 2014 and $6.9 million in the first six months of 2014 primarily due to lower benefits expenses partially offset by higher salary expenses compared to the same period in 2013.

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

Sources and Uses of Cash

Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity. We expect that funds generated from results of operations will be sufficient to finance our anticipated working capital and other cash requirements (such as capital expenditures, interest payments, potential pension funding contributions and dividend payments) for the foreseeable future. If borrowings were needed, we would expect to borrow in the commercial paper or corporate bond markets; or in the event that credit market conditions were to deteriorate, we would rely more heavily on borrowings from the Senior Credit Facility as described below. At June 30, 2014, $617.2 million was available to borrow under our Senior Credit Facility. Our Senior Credit Facility does not include a provision under which lenders could refuse to allow us to borrow under this facility in the event of a material adverse change in our financial condition, as long as we are in compliance with the covenants contained in the credit agreement.

The following table summarizes our cash flows for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2014	2013	2014 vs. 2013
	(Dollars in millions)

Operating activities	$217.8	$202.8	$15.0
Investing activities	$(367.6)	$8.9	$(376.5)
Financing activities	$10.5	$(247.4)	$257.9

Operating Activities

Cash provided by operating activities in the six months ended June 30, 2014 increased by $15.0 million over the prior year.  Cash provided from net income, excluding the impact of the 2013 divestitures and the impact of depreciation and amortization, increased $13.2 million and the period also benefited from other balance sheet changes partially offset by an increase in net working capital.

Fund Transfer Limitations.   The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.  As of June 30, 2014, we held $81.5 million of cash in our foreign subsidiaries.

Investing Activities

Capital Expenditures

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2014	2013	2014 vs. 2013
	(In millions)

Capital expenditures	$(37.7)	$(36.2)	$(1.5)

Our capital expenditures are used for developing, enhancing and deploying new and existing software in support of our expanding product set, replacing or adding facilities and equipment, updating systems for regulatory compliance, the licensing of software applications and investing in system reliability, security and disaster recovery enhancements. Capital expenditures in 2014 were not materially different from 2013 as we are continuing to invest in new products and technology infrastructure.

Acquisitions, Divestitures and Investments

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2014	2013	2014 vs. 2013
	(In millions)

Acquisitions, net of cash acquired	$(333.7)	$-	$(333.7)
Cash received from divestitures	$-	$47.5	$(47.5)
Investment in unconsolidated affiliates, net	$3.8	$(2.4)	$6.2

During the first quarter of 2014, we acquired TDX, included as part of our International operating segment, and Forseva, included as part of our North America Commercial Solutions operating segment.

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

We invested $2.5 million in our joint venture in India during the first six months of 2014. This investment was more than offset by dividends received from our joint venture in Russia. During the first six months of 2013, we invested $5.4 million in our joint venture in Russia to increase our percentage ownership interest as well as $1.0 million in another international entity. These investments were partially offset by dividends received from our joint venture in Russia.

Financing Activities

Borrowings and Credit Facility Availability

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2014	2013	2014 vs. 2013
	(In millions)

Net short-term borrowings (repayments)	$131.4	$(206.6)	$338.0
Payments on long-term debt	$(15.0)	$(15.0)	$-

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

At June 30, 2014, $131.4 million was outstanding under our CP program. At June 30, 2014, a total of $617.2 million was available under our Senior Credit Facility.

At June 30, 2014, 74% of our debt was fixed-rate debt and 26% was effectively variable-rate debt. Our variable-rate debt consists of our commercial paper, which is generally issued for terms of 1 to 90 days, and our five-year senior notes due 2014 (against which we have executed interest rate swaps to convert interest expense from fixed rates to floating rates), which generally bear interest based on a specified margin plus a base rate (LIBOR). The interest rates established by our interest rate swaps reset periodically, depending on the terms of the respective financing arrangements. At June 30, 2014, the interest rates on our variable-rate debt ranged from 0.27% to 2.03%.

Borrowing and Repayment Activity

Net short-term borrowings (repayments) primarily represent activity under our CP program. We primarily borrow under our CP program, as need and availability allow.

The increase in net short-term borrowings (repayments) primarily reflects the borrowing of CP notes in the first quarter of 2014 to fund the acquisition of TDX. The net repayment in the first quarter of 2013 represents the repayment of the CP notes outstanding as a result of the CSC Credit Services Acquisition at the end of 2012.

Our 4.45% Senior Notes, due December 2014 are recorded as short-term debt on our Consolidated Balance Sheet. We currently plan to repay the 4.45% Senior Notes with borrowings from our CP Program when it becomes due.

The payments on long-term debt reflect $15 million payments made the in the second quarter of both 2014 and 2013 on our 7.34% Notes.

Debt Covenants.   A downgrade in our credit ratings would increase the cost of borrowings under our CP program and credit facilities, and could limit or, in the case of a significant downgrade, preclude our ability to issue CP. Our outstanding indentures and comparable instruments also contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions. In addition, our Senior Credit Facility requires us to maintain a maximum leverage ratio of not more than 3.5. Our leverage ratio was 1.83 at June 30, 2014. None of these covenants are considered restrictive to our operations and, as of June 30, 2014, we were in compliance with all of our debt covenants.

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

Equity Transactions

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2014	2013	2014 vs. 2013
	(In millions)

Treasury stock repurchases	$(73.4)	$-	$(73.4)
Dividends paid to Equifax shareholders	$(61.2)	$(53.2)	$(8.0)
Dividends paid to noncontrolling interests	$(6.3)	$(3.9)	$(2.4)
Proceeds from exercise of stock options	$24.5	$24.3	$0.2
Excess tax benefits from stock-based compensation plans	$10.4	$7.6	$2.8

Sources and uses of cash related to equity during the six months ended June 30, 2014 and 2013 were as follows:

-	During the first six months of 2014, we repurchased 1.0 million of our common shares on the open market for $73.4 million at an average price of $69.95 per share.

-	We increased our quarterly dividend from $0.22 per share to $0.25 per share as announced in the fourth quarter of 2013. We paid cash dividends to Equifax shareholders of $61.2 million and $53.2 million during the six months ended June 30, 2014 and 2013, respectively.

-	We received cash of $24.5 million and $24.3 million during the first six months of 2014 and 2013, respectively, from the exercise of stock options.

At June 30, 2014, the Company had $141.7 million remaining for stock repurchases under the existing Board authorization.

Contractual Obligations, Commercial Commitments and Other Contingencies

Our contractual obligations have not changed materially from those reported in our 2013 Form 10-K.  For additional information about certain obligations and contingencies see Note 6 of the Notes to Consolidated Financial Statements in this Form 10-Q.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2013 Form 10-K. There were no material changes to our market risk exposure during the six months ended June 30, 2014.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in the following legal actions:

California Bankruptcy Litigation. In consolidated actions filed in the U.S. District Court for the Central District of California, captioned Terri N. White, et al. v. Equifax Information Services LLC, Jose Hernandez v. Equifax Information Services LLC, Kathryn L. Pike v. Equifax Information Services LLC, and Jose L. Acosta, Jr., et al. v. Trans Union LLC, et al. , plaintiffs asserted that Equifax violated federal and state law (the FCRA, the California Credit Reporting Act and the California Unfair Competition Law) by failing to follow reasonable procedures to determine whether credit accounts are discharged in bankruptcy, including the method for updating the status of an account following a bankruptcy discharge. On August 20, 2008, the District Court approved a Settlement Agreement and Release providing for certain changes in the procedures used by defendants to record discharges in bankruptcy on consumer credit files. That settlement resolved claims for injunctive relief, but not plaintiffs’ claims for damages. On May 7, 2009, the District Court issued an order preliminarily approving an agreement to settle remaining class claims. The District Court subsequently deferred final approval of the settlement and required the settling parties to send a supplemental notice to those class members who filed a claim and objected to the settlement or opted out, with the cost for the re-notice to be deducted from the plaintiffs’ counsel fee award.   Mailing of the supplemental notice was completed on February 15, 2011.  The deadline for this group of settling plaintiffs to provide additional documentation to support their damage claims or to opt-out of the settlement was March 31, 2011.  On July 15, 2011, following another approval hearing, the District Court approved the settlement. Several objecting plaintiffs subsequently filed notices of appeal to the U.S. Court of Appeals for the Ninth Circuit, which, on April 22, 2013, issued an order remanding the case to the District Court for further proceedings. On January 21, 2014, the District Court denied the objecting plaintiffs’ motion to disqualify counsel for the settling plaintiff and granted the motion of counsel for the settling plaintiffs’ to be appointed as interim lead class counsel. On May 1, 2014, the District Court granted the objecting plaintiffs motion for leave to file an interlocutory appeal from the January 21, 2014 Order and the objectors filed a petition for permission to appeal to the U.S. Court of Appeals for the Ninth Circuit. On July 9, 2014, the U.S. Court of Appeals for the Ninth Circuit granted the petition for permission to appeal.

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

CFPB Investigation. In February 2014, we received a Civil Investigative Demand (a “CID”) from the Consumer Financial Protection Bureau (the “CFPB”) as part of its investigation to determine whether nationwide consumer reporting agencies have been or are engaging in unlawful acts or practices relating to the advertising, marketing, sale or provision of consumer reports, credit scores or credit monitoring products in violation of the Dodd Frank Act or the Fair Credit Reporting Act.  The CID requests the production of documents and answers to written questions.  We are cooperating with the CFPB in its investigation.  At this time, we are unable to predict the outcome of this CFPB investigation, including whether the investigation will result in any action or proceeding against us.

Other.   Equifax has been named as a defendant in various other legal actions, including administrative claims, regulatory matters, government investigations, class actions and other litigation arising in connection with our business. Some of the legal actions include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. We believe we have strong defenses to and, where appropriate, will vigorously contest, many of these matters. Given the number of these matters, some are likely to result in adverse judgments, penalties, injunctions, fines or other relief. We may explore potential settlements before a case is taken through trial because of the uncertainty and risks inherent in the litigation process.

For information regarding our accounting for legal contingencies, see Note 6 of the Notes to Consolidated Financial Statements in this Form 10-Q.

ITEM 1A.  RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2013 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our second quarter ended June 30, 2014:

				Maximum Number
				(or Approximate
			Total Number	Dollar Value)
	Total	Average	of Shares Purchased	of Shares that May
	Number	Price	as Part of	Yet Be Purchased
	of Shares	Paid	Publicly-Announced	Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
April 1 - April 30, 2014	172,003	$69.58	70,200	$185,821,545
May 1 - May 31, 2014	630,504	$70.11	629,800	$141,666,267
June 1 - June 30, 2014	3,049	$-	-	$141,666,267
Total	805,556	$70.06	700,000	$141,666,267

(1)	The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 101,803 shares for the month of April 2014, 704 shares for the month of May 2014, and 3,049 shares for the month of June 2014.

(2)	Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).

(3)	At June 30, 2014, the amount authorized for future share repurchases under the share repurchase program was $141.7 million. The program does not have a stated expiration date.

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

Equifax Inc.
(Registrant)

Date: July 24, 2014	By:	/s/ Richard F. Smith
Richard F. Smith
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 24, 2014		/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Corporate Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: July 24, 2014		/s/ Nuala M. King
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

