Form 10-Q
period 2014-09-30
EQUIFAX INC
filed 2014-10-23
CIK 33185

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

On October 13, 2014, there were 120,586,530 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED September 30, 2014

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	September 30,
	2014	2013
(In millions, except per share amounts)	(Unaudited)
Operating revenue	$613.4	$572.0
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	211.0	196.8
Selling, general and administrative expenses	197.8	173.4
Depreciation and amortization	50.9	51.8
Total operating expenses	459.7	422.0
Operating income	153.7	150.0
Interest expense	(17.1)	(17.5)
Other income, net	3.2	0.6
Consolidated income from continuing operations before income taxes	139.8	133.1
Provision for income taxes	(45.4)	(47.0)
Consolidated income from continuing operations	94.4	86.1
Discontinued operations, net of tax	-	(0.6)
Consolidated net income	94.4	85.5
Less: Net income attributable to noncontrolling interests	(1.7)	(2.0)
Net income attributable to Equifax	$92.7	$83.5
Amounts attributable to Equifax:
Net income from continuing operations attributable to Equifax	$92.7	$84.1
Discontinued operations, net of tax	-	(0.6)
Net income attributable to Equifax	$92.7	$83.5
Basic earnings per common share:
Net income from continuing operations attributable to Equifax	$0.77	$0.69
Discontinued operations attributable to Equifax	-	-
Net income attributable to Equifax	$0.77	$0.69
Weighted-average shares used in computing basic earnings per share	121.1	121.6
Diluted earnings per common share:
Net income from continuing operations attributable to Equifax	$0.75	$0.67
Discontinued operations attributable to Equifax	-	-
Net income attributable to Equifax	$0.75	$0.67
Weighted-average shares used in computing diluted earnings per share	123.5	123.9
Dividends per common share	$0.25	$0.22

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended
	September 30,
	2014	2013
(In millions, except per share amounts)	(Unaudited)
Operating revenue	$1,811.8	$1,725.4
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	630.1	590.1
Selling, general and administrative expenses	556.7	534.4
Depreciation and amortization	152.0	143.8
Total operating expenses	1,338.8	1,268.3
Operating income	473.0	457.1
Interest expense	(51.8)	(52.8)
Other income, net	1.6	4.2
Consolidated income from continuing operations before income taxes	422.8	408.5
Provision for income taxes	(147.6)	(145.9)
Consolidated income from continuing operations	275.2	262.6
Discontinued operations, net of tax	-	18.4
Consolidated net income	275.2	281.0
Less: Net income attributable to noncontrolling interests	(5.8)	(5.9)
Net income attributable to Equifax	$269.4	$275.1
Amounts attributable to Equifax:
Net income from continuing operations attributable to Equifax	$269.4	$256.7
Discontinued operations, net of tax	-	18.4
Net income attributable to Equifax	$269.4	$275.1
Basic earnings per common share:
Net income from continuing operations attributable to Equifax	$2.21	$2.12
Discontinued operations attributable to Equifax	-	0.15
Net income attributable to Equifax	$2.21	$2.27
Weighted-average shares used in computing basic earnings per share	121.7	121.0
Diluted earnings per common share:
Net income from continuing operations attributable to Equifax	$2.17	$2.08
Discontinued operations attributable to Equifax	-	0.15
Net income attributable to Equifax	$2.17	$2.23
Weighted-average shares used in computing diluted earnings per share	124.1	123.5
Dividends per common share	$0.75	$0.66

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,
	2014			2013
	Equifax	Noncontrolling		Equifax	Noncontrolling
	Shareholders	Interests	Total	Shareholders	Interests	Total
	(In millions)
Net income	$92.7	$1.7	$94.4	$83.5	$2.0	$85.5
Other comprehensive income:
Foreign currency translation adjustment	(36.6)	(1.3)	(37.9)	6.0	(4.3)	1.7
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans, net	2.2	-	2.2	3.1	-	3.1
Change in cumulative loss from cash flow hedging transactions, net	-	-	-	-	-	-
Comprehensive income	$58.3	$0.4	$58.7	$92.6	$(2.3)	$90.3

	Nine Months Ended September 30,
	2014			2013
	Equifax	Noncontrolling		Equifax	Noncontrolling
	Shareholders	Interests	Total	Shareholders	Interests	Total
	(In millions)
Net income	$269.4	$5.8	$275.2	$275.1	$5.9	$281.0
Other comprehensive income:
Foreign currency translation adjustment	(27.8)	(2.0)	(29.8)	(17.1)	(2.3)	(19.4)
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans, net	6.4	-	6.4	8.4	-	8.4
Change in cumulative loss from cash flow hedging transactions	0.1	-	0.1	-	-	-
Comprehensive income	$248.1	$3.8	$251.9	$266.4	$3.6	$270.0

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
(In millions, except par values)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$115.0	$235.9
Trade accounts receivable, net of allowance for doubtful accounts of $8.1 and $6.8 at September 30,
2014 and December 31, 2013, respectively	324.0	309.7
Prepaid expenses	44.7	34.5
Other current assets	66.7	68.3
Total current assets	550.4	648.4
Property and equipment:
Capitalized internal-use software and system costs	368.1	388.0
Data processing equipment and furniture	200.5	188.0
Land, buildings and improvements	192.9	185.2
Total property and equipment	761.5	761.2
Less accumulated depreciation and amortization	(463.6)	(472.3)
Total property and equipment, net	297.9	288.9
Goodwill	2,624.6	2,395.1
Indefinite-lived intangible assets	95.3	95.5
Purchased intangible assets, net	991.8	973.2
Other assets, net	147.1	138.8
Total assets	$4,707.1	$4,539.9
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$408.9	$296.5
Accounts payable	35.1	19.9
Accrued expenses	89.7	95.4
Accrued salaries and bonuses	75.5	90.2
Deferred revenue	67.0	61.8
Other current liabilities	89.9	98.7
Total current liabilities	766.1	662.5
Long-term debt	1,145.7	1,145.5
Deferred income tax liabilities, net	293.7	263.7
Long-term pension and other postretirement benefit liabilities	73.3	72.4
Other long-term liabilities	57.3	54.8
Total liabilities	2,336.1	2,198.9
Commitments and Contingencies (see Note 6)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	-	-
Common stock, $1.25 par value: Authorized shares - 300.0;
Issued shares - 189.3 at September 30, 2014 and December 31, 2013;
Outstanding shares - 120.4 and 121.9 at September 30, 2014 and December 31, 2013, respectively	236.6	236.6
Paid-in capital	1,209.0	1,174.6
Retained earnings	3,486.9	3,309.2
Accumulated other comprehensive loss	(333.9)	(312.6)
Treasury stock, at cost, 68.3 shares and 66.8 shares at September 30, 2014 and December 31, 2013,
respectively	(2,258.7)	(2,101.2)
Stock held by employee benefits trusts, at cost, 0.6 shares at both September 30, 2014 and
December 31, 2013	(5.9)	(5.9)
Total Equifax shareholders' equity	2,334.0	2,300.7
Noncontrolling interests	37.0	40.3
Total equity	2,371.0	2,341.0
Total liabilities and equity	$4,707.1	$4,539.9

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2014	2013
(In millions)	(Unaudited)
Operating activities:
Consolidated net income	$275.2	$281.0
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Gain on divestiture	-	(19.0)
Depreciation and amortization	152.1	144.6
Stock-based compensation expense	29.0	23.1
Excess tax benefits from stock-based compensation plans	(11.9)	(11.1)
Deferred income taxes	0.5	(6.9)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(11.1)	(1.4)
Prepaid expenses and other current assets	(14.2)	(6.8)
Other assets	0.1	7.2
Current liabilities, excluding debt	(11.6)	(42.1)
Other long-term liabilities, excluding debt	5.3	8.5
Cash provided by operating activities	413.4	377.1
Investing activities:
Capital expenditures	(63.9)	(61.5)
Acquisitions, net of cash acquired	(333.7)	(27.5)
Cash received from divestitures	0.6	47.5
Investment in unconsolidated affiliates, net	(2.5)	(9.1)
Cash used in investing activities	(399.5)	(50.6)
Financing activities:
Net short-term borrowings (repayments)	132.3	(266.5)
Payments on long-term debt	(15.0)	(15.0)
Treasury stock purchases	(186.6)	(11.9)
Dividends paid to Equifax shareholders	(91.3)	(79.9)
Dividends paid to noncontrolling interests	(7.7)	(9.8)
Proceeds from exercise of stock options	29.7	38.9
Excess tax benefits from stock-based compensation plans	11.9	11.1
Other	-	(0.8)
Cash used in financing activities	(126.7)	(333.9)
Effect of foreign currency exchange rates on cash and cash equivalents	(8.1)	(7.5)
Decrease in cash and cash equivalents	(120.9)	(14.9)
Cash and cash equivalents, beginning of period	235.9	146.8
Cash and cash equivalents, end of period	$115.0	$131.9

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND OTHER COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2014

(Unaudited)

	Equifax Shareholders
							Stock
					Accumulated		Held By
	Common Stock				Other		Employee
	Shares		Paid-In	Retained	Comprehensive	Treasury	Benefits	Noncontrolling	Total
	Outstanding	Amount	Capital	Earnings	Loss	Stock	Trusts	Interests	Equity
	(In millions, except per share amounts)
Balance, December 31, 2013	121.9	$236.6	$1,174.6	$3,309.2	$(312.6)	$(2,101.2)	$(5.9)	$40.3	$2,341.0
Net income	-	-	-	269.4	-	-	-	5.8	275.2
Other comprehensive income	-	-	-	-	(21.3)	-	-	(2.0)	(23.3)
Shares issued under stock and benefit plans,
net of minimum tax withholdings	1.0	-	(7.0)	-	-	29.1	-	-	22.1
Treasury stock purchased under share repurchase
program ($74.12 per share)*	(2.5)	-	-	-	-	(186.6)	-	-	(186.6)
Cash dividends ($0.75 per share)	-	-	-	(91.7)	-	-	-		(91.7)
Dividends paid to employee benefits trusts	-	-	0.4	-	-	-	-	-	0.4
Stock-based compensation expense	-	-	29.0	-	-	-	-	-	29.0
Tax effects of stock-based compensation plans	-	-	12.0	-	-	-	-	-	12.0
Dividends paid to noncontrolling interests	-	-	-	-	-	-	-	(7.7)	(7.7)
Other	-	-	-	-	-	-	-	0.6	0.6
Balance, September 30, 2014	$120.4	$236.6	$1,209.0	$3,486.9	$(333.9)	$(2,258.7)	$(5.9)	$37.0	$2,371.0

*	On September 11, 2014, the Board of Directors authorized the repurchase of up to an additional $400 million of the Company’s outstanding shares of common stock in connection with a previously authorized share repurchase program. At September 30, 2014, $428.5 million was available for future purchases of common stock under our share repurchase authorization.

Accumulated Other Comprehensive Loss consists of the following components:

	September 30,	December 31,
	2014	2013
	(In millions)
Foreign currency translation	$(136.3)	$(108.5)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $111.4 and $115.3 at September 30, 2014 and December 31, 2013, respectively	(195.9)	(202.2)
Cash flow hedging transactions, net of accumulated tax of $1.1 and $1.2 at September 30, 2014 and December 31, 2013, respectively	(1.7)	(1.9)
Accumulated other comprehensive loss	$(333.9)	$(312.6)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2014

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations.   We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain human resources, employment tax and payroll-related business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of September 30, 2014, we operated in the following countries: Argentina, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We also maintain support operations in the Republic of Ireland. We offer credit services in Russia and India through joint ventures and also have an investment in a consumer and commercial credit information company in Brazil.

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

Earnings Per Share.   Our basic earnings per share, or EPS, is calculated as net income attributable to Equifax divided by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. The net income amounts used in both our basic and diluted EPS calculations are the same. A reconciliation of the weighted-average outstanding shares used in the two calculations is as follows:

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Weighted-average shares outstanding (basic)	121.1	121.6	121.7	121.0
Effect of dilutive securities:
Stock options and restricted stock units	2.4	2.3	2.4	2.5
Weighted-average shares outstanding (diluted)	123.5	123.9	124.1	123.5

For the three and nine months ended September 30, 2014 and 2013, the stock options that were anti-dilutive were not material.

Financial Instruments.   Our financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable and short- and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for publicly traded instruments, and for non-publicly traded instruments through valuation techniques depending on the specific characteristics of the debt instrument. As of September 30, 2014 and December 31, 2013, the fair value of our long-term debt, based on observable inputs was $1.3 billion and $1.2 billion, respectively compared to its carrying value of $1.1 billion.

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

Fair Value Hedges.   In conjunction with our November 2009 sale of five-year Senior Notes, we entered into five-year interest rate swaps, designated as fair value hedges, which convert the debt’s fixed interest rate to a variable rate. These swaps involve the receipt of fixed rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed-rate Senior Notes they hedge due to changes in the designated benchmark interest rate and are recorded in interest expense. The fair value of these interest rate swaps was an asset of $1.2 million and $6.0 million at September 30, 2014 and December 31, 2013, respectively, and was recorded in other current assets on our Consolidated Balance Sheets.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table presents items measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value of Assets (Liabilities) at September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Fair Value Interest Rate Swaps(1)	$1.2	$-	$1.2	$-
Notes, due 2014(1)	(276.2)	-	(276.2)	-
Deferred Compensation Plan Assets(2)	24.0	24.0	-	-
Deferred Compensation Plan Liability(2)	(24.0)	-	(24.0)	-
Total	$(275.0)	$24.0	$(299.0)	$-

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

Variable Interest Entities.  We hold interests in certain entities, including credit data and information solutions ventures, that are considered variable interest entities, or VIEs.  These variable interests relate to ownership interests that require financial support for these entities.  Our investments related to these VIEs totaled $21.5 million at September 30, 2014, representing our maximum exposure to loss.  We are not the primary beneficiary and are not required to consolidate any of these VIEs.

Other Assets.  Other assets on our Consolidated Balance Sheets primarily represents our investment in unconsolidated affiliates, our cost method investment in Boa Vista Servicos (“BVS”), interest rate swaps, assets related to life insurance policies covering certain officers of the Company, and employee benefit trust assets. Our investment in BVS, which represents a 15% equity interest in BVS, was valued at 90 million Brazilian Reais ($36.9 million and $38.2 million at September 30, 2014 and December 31, 2013, respectively) and is accounted for using the cost method. The estimated fair value of the investment approximates carrying value at September 30, 2014.

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

Recent Accounting Pronouncements.    Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2016 and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is evaluating the potential effects of the adoption of ASU 2014-09 on its Consolidated Financial Statements.

2. TDX GROUP ACQUISITION

On January 15, 2014, we acquired 100% of the stock of TDX Group (“TDX”) for $322.8 million. TDX is a data and technology company in the United Kingdom that specializes in helping lenders and creditors optimize collection and recovery performance through the use of analytics, data exchanges and technology platforms. This acquisition has broadened our service offerings within collections. The results of this acquisition have been included in our International and USIS operating segments.

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

September 30,
2014
(In millions)
Current assets	$12.6
Property and equipment	3.6
Identifiable intangible assets (1)	111.9
Goodwill (2)	230.7
Total assets acquired	358.8
Total liabilities assumed	(36.0)
Net assets acquired	$322.8

(1)	Identifiable intangible assets are further disaggregated in the table below.

(2)	None of the goodwill resulting from the TDX acquisition is tax deductible.

The primary reasons the purchase price of the acquisition exceeded the fair value of the net assets acquired, which resulted in the recognition of goodwill, were expanded growth opportunities from new or enhanced product offerings and the acquisition of an assembled workforce that are not recognized as assets apart from goodwill.

Intangible asset category	Fair value	Weighted-average remaining useful life
	(In millions)	(In years)
Customer relationships	$69.5	10.0
Technology	18.7	5.0
Non-compete agreements	12.6	2.4
Trade names	11.1	10.0
Total acquired intangibles	$111.9

3. DISCONTINUED OPERATIONS

During the first quarter of 2013, we divested of two non-strategic business lines, Equifax Settlement Services, which was part of our Mortgage business within the USIS operating segment, and Talent Management Services, which was part of our Employer Services business within our Workforce Solutions operating segment, for a total of $47.5 million. $3.5 million of the proceeds of the sale of Talent Management Services was placed in escrow and is due 18 months after the transaction date. The historical results of these operations are classified as discontinued operations in the Consolidated Statements of Income. Revenue for these business lines for the three and nine months ended September 30, 2013, was $0 and $9.3 million, respectively. Pretax income for the three and nine months ended September 30, 2013 was $0 and $1.5 million, respectively. We recorded a gain on the disposals in the first quarter of 2013 of $18.4 million, including an income tax benefit of $18.1 million, of which $14.3 million was current tax benefits. The tax benefit is primarily a result of our tax basis in Talent Management Services. The gain was classified as discontinued operations in the Consolidated Statements of Income.

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

Our annual goodwill impairment testing was completed during the third quarter of 2014. The fair value estimates for our reporting units were determined using a combination of the income and market approaches in accordance with our methodology as discussed in the “Application of Critical Accounting Policies” section in this Form 10-Q. The estimated fair value for all reporting units exceeded the carrying value of those units as of September 30, 2014. As a result, no goodwill impairment was recorded.

On July 1, 2014 the North America Commercial Solutions operating segment was consolidated into the U.S. Consumer Information Solutions and International operating segments. The change was driven by an enterprise wide distribution marketing strategy to maximize the penetration of our products and services in our targeted markets. In an effort to accelerate our penetration and simplify how our commercial information customers interact with us, we have reorganized our operating segments. The U.S. portion of the North America Commercial Solutions (“NACS”) operating segment was consolidated into the U.S. Consumer Information Solutions operating segment. The combined operating segment was renamed U.S. Information Solutions. The Canadian portion of the NACS operating segment was consolidated into the Canada operations of the International operating segment. To reflect this new organizational structure, we have reallocated goodwill from NACS reporting unit to U.S. Information Solutions and Canada reporting units based on the relative fair values of the respective portions of NACS, in accordance with ASC 350. When reporting units are changed, ASC 350 requires that goodwill be tested for impairment. During the third quarter of 2014, we performed our goodwill impairment test following the reallocation of goodwill, which resulted in no impairment.

Changes in the amount of goodwill for the nine months ended September 30, 2014, are as follows:

	U.S.			North America
	Information		Workforce	Personal
	Solutions	International	Solutions	Solutions	Total
	(In millions)
Balance, December 31, 2013[1]	$1,054.2	$416.5	$907.7	$16.7	$2,395.1
Acquisitions	66.4	173.8	-	-	240.2
Adjustments to initial purchase price allocation	-	1.6	-	-	1.6
Foreign currency translation	-	(12.2)	-	-	(12.2)
Tax benefits of stock options exercised	-	-	(0.1)	-	(0.1)
Balance, September 30, 2014	$1,120.6	$579.7	$907.6	$16.7	$2,624.6

(1)	The December 31, 2013 balances have been recast to reflect the new organizational structure. As of December 31, 2013, the USIS and International goodwill include $21.7 million and $15.5 million of goodwill, respectively, from the legacy NACS segment.

4. GOODWILL AND INTANGIBLE ASSETS (Continued)

Indefinite-Lived Intangible Assets.   Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30.  Our indefinite-lived intangible asset carrying amounts did not change materially during the nine months ended September 30, 2014.

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

Purchased intangible assets at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014			December 31, 2013
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$699.1	$(213.7)	$485.4	$709.5	$(187.4)	$522.1
Acquired software and technology	59.8	(28.8)	31.0	38.4	(20.2)	18.2
Customer relationships	577.3	(196.7)	380.6	506.7	(166.5)	340.2
Reacquired rights	73.3	(23.0)	50.3	73.3	(13.1)	60.2
Proprietary database	7.4	(5.3)	2.1	7.4	(5.0)	2.4
Non-compete agreements	31.3	(13.4)	17.9	20.2	(7.8)	12.4
Trade names and other intangible assets	53.1	(28.6)	24.5	41.7	(24.0)	17.7
Total definite-lived intangible assets	$1,501.3	$(509.5)	$991.8	$1,397.2	$(424.0)	$973.2

Amortization expense from continuing operations related to purchased intangible assets was $33.0 million and $33.9 million during the three months ended September 30, 2014 and 2013, respectively. Amortization expense from continuing operations related to purchased intangible assets was $98.3 million and $90.4 million during the nine months ended September 30, 2014 and 2013, respectively.

5. DEBT

Debt outstanding at September 30, 2014 and December 31, 2013 was as follows:

	September 30,	December 31,
	2014	2013
	(In millions)
Commercial paper	$132.1	$-
Notes, 7.34%, due in installments through May 2014	-	15.0
Notes, 4.45%, due December 2014	275.0	275.0
Notes, 6.30%, due July 2017	272.5	272.5
Notes, 3.30%, due Dec 2022	500.0	500.0
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 7.00%, due July 2037	250.0	250.0
Other	0.6	0.6
Total debt	1,555.2	1,438.1
Less short-term debt and current maturities	(408.9)	(296.5)
Less unamortized discounts	(1.8)	(2.1)
Plus fair value adjustments	1.2	6.0
Total long-term debt, net	$1,145.7	$1,145.5

Senior Credit Facility.   We are party to a $750.0 million unsecured revolving credit facility, which we refer to as the Senior Credit Facility, with a group of financial institutions.  The Senior Credit Facility also has an accordion feature that allows us to request an increase in the total commitment to $1.0 billion.  Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Senior Credit Facility is scheduled to expire in December 2017. Availability of the Senior Credit Facility for borrowings is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding principal amount of our commercial paper notes. As of September 30, 2014, there were no outstanding borrowings under this facility and $616.4 million was available for borrowing.

Commercial Paper Program.   Our $750.0 million commercial paper program has been established through the private placement of commercial paper notes from time-to-time. Maturities of commercial paper can range from overnight to 397 days. The commercial paper program is supported by our Senior Credit Facility and, pursuant to our existing Board of Directors authorization, the total amount of commercial paper which may be issued is reduced by the amount of any outstanding borrowings under our Senior Credit Facility. At September 30, 2014, $132.1 million in commercial paper notes was outstanding, all with maturities of less than 90 days.

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

Guarantees and General Indemnifications.   We may issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit was not material at September 30, 2014, and all have a remaining maturity of one year or less. The maximum potential future payments we could be required to make under the guarantees is not material at September 30, 2014.

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

We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to indemnities on our Consolidated Balance Sheets at September 30, 2014 or December 31, 2013.

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

7. INCOME TAXES

We are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years ending prior to December 31, 2008, with few exceptions. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit balance may change within the next twelve months by a range of $0 to $5.3 million.

Effective Tax Rate.       Our effective income tax rate was 32.5% for the three months ended September 30, 2014, down from 35.3% for the same period in 2013. The decline was due primarily to increased discrete tax benefits related to federal and state tax items and a more favorable foreign rate differential as compared with the third quarter of 2013. The effective income tax rate was relatively flat for the nine months ended September 30, 2014 as compared to the prior period.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component, after tax, for the nine months ended September 30, 2014, are as follows:

		Pension and other	Cash flow
	Foreign	postretirement	hedging
	currency	benefit plans	transactions	Total
	(In millions)
Balance, December 31, 2013	$(108.5)	$(202.2)	$(1.9)	$(312.6)
Other comprehensive income before reclassifications	(27.8)	0.4	0.1	(27.3)
Amounts reclassified from accumulated other comprehensive income	-	6.0	-	6.0
Net current-period other comprehensive income	(27.8)	6.4	0.1	(21.3)
Balance, September 30, 2014	$(136.3)	$(195.8)	$(1.8)	$(333.9)

Reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2014, are as follows:

	Amount reclassified	Affected line item in
Details about accumulated other	from accumulated other	the statement where
comprehensive income components	comprehensive income	net income is presented
(In millions)
Amortization of pension and other postretirement plan items:
Prior service cost	$0.3	(1)
Recognized actuarial loss	(9.9)	(1)
	(9.6)	Total before tax
	3.6	Tax benefit
	$(6.0)	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 9 Benefit Plans for additional details).

Changes in accumulated other comprehensive income related to noncontrolling interests were not material as of September 30, 2014.

9. BENEFIT PLANS

We sponsor defined benefit pension plans and defined contribution plans. For additional information about our benefit plans, see Note 11 of the Notes to Consolidated Financial Statements in our 2013 Form 10-K.

The following table provides the components of net periodic benefit cost, included in selling, general and administrative expenses in the Consolidated Statements of Income, for the three and nine months ended September 30, 2014 and 2013:

	Pension Benefits		Other Benefits
	Three Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Service cost	$1.1	$1.3	$0.1	$0.1
Interest cost	7.8	7.2	0.2	0.3
Expected return on plan assets	(9.9)	(9.8)	(0.4)	(0.4)
Amortization of prior service cost	0.2	0.3	(0.3)	(0.1)
Recognized actuarial loss	3.2	4.4	0.1	0.3
Total net periodic benefit cost	$2.4	$3.4	$(0.3)	$0.2

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Service cost	$3.3	$3.9	$0.3	$0.4
Interest cost	23.4	21.6	0.6	1.0
Expected return on plan assets	(29.7)	(29.4)	(1.2)	(1.2)
Amortization of prior service cost	0.6	0.9	(0.9)	(0.3)
Recognized actuarial loss	9.6	13.2	0.3	3.9
Total net periodic benefit cost	$7.2	$10.2	$(0.9)	$3.8

10.  RESTRUCTURING CHARGES

In the fourth quarter of 2013, we recorded a restructuring charge to realign internal resources of $9.3 million ($5.9 million, net of tax) in selling, general and administrative expenses on our Consolidated Statements of Income primarily related to headcount reductions of approximately 160 positions. This charge resulted from our continuing efforts to align our business to better support our strategic objectives. Generally, severance benefits for our U.S. employees are paid through monthly payroll according to the number of weeks of severance benefit provided to the employee, while our international employees receive a lump sum severance payment for their benefit. Payments related to this charge totaled $0.9 million and $6.1 million during the three and nine months ended September 30, 2014, respectively and all payments are expected to be substantially completed by the end of 2014.  Restructuring charges are recorded in selling, general and administrative expense on the Consolidated Statements of Income and are included in general corporate expense.

 11. SEGMENT INFORMATION

Organizational Realignment.  On July 1, 2014 the NACS operating segment was consolidated into the U.S. Consumer Information Solutions and International operating segments. The change was driven by an enterprise wide distribution marketing strategy to maximize the penetration of our products and services in our targeted markets. In an effort to accelerate our penetration and simplify how our commercial information customers interact with us, we have reorganized our operating segments. The U.S. portion of the NACS operating segment was consolidated into the U.S. Consumer Information Solutions operating segment. The combined operating segment was renamed U.S. Information Solutions. The Canadian portion of the NACS operating segment was consolidated into the Canada operations of the International operating segment. As a result, we modified our segment reporting effective in the third quarter of 2014. Our financial results for the three and nine months ended September 30, 2013 and as of December 31, 2013, have been recast below to reflect our new organizational structure.

Reportable Segments.   We manage our business and report our financial results through the following four reportable segments, which are the same as our operating segments:

-	U.S. Information Solutions (“USIS”)

-	International

-	Workforce Solutions

-	North America Personal Solutions

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

A summary of segment products and services is as follows:

U.S. Information Solutions.   This segment includes consumer and commercial information services (such as credit information and credit scoring, credit modeling services and portfolio analytics (decisioning tools), which are derived from our databases of business credit and financial information, locate services, fraud detection and prevention services, identity verification services and other consulting services); mortgage loan origination information; financial marketing services; and identity management.

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

11. SEGMENT INFORMATION (Continued)

Operating revenue and operating income by operating segment during the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
Operating revenue:	2014	2013	2014	2013
U.S. Information Solutions	$278.6	$270.2	$821.0	$808.4
International	158.4	134.5	467.2	400.2
Workforce Solutions	122.5	115.0	361.6	361.9
North America Personal Solutions	53.9	52.3	162.0	154.9
Total operating revenue	$613.4	$572.0	$1,811.8	$1,725.4

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
Operating income:	2014	2013	2014	2013
U.S. Information Solutions	$104.3	$97.7	$312.4	$298.1
International	37.1	40.7	104.5	117.2
Workforce Solutions	39.8	34.5	119.0	110.2
North America Personal Solutions	17.0	13.7	48.8	42.4
General Corporate Expense	(44.5)	(36.6)	(111.7)	(110.8)
Total operating income	$153.7	$150.0	$473.0	$457.1

Total assets by operating segment at September 30, 2014 and December 31, 2013 are as follows:

	September 30,	December 31,
(In millions)	2014	2013
Total assets:
U.S. Information Solutions	$1,987.4	$1,979.1
International	918.0	629.7
Workforce Solutions	1,279.4	1,295.5
North America Personal Solutions	47.2	42.9
General Corporate	475.1	592.7
Total assets	$4,707.1	$4,539.9

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

Businesses rely on us for consumer and business credit intelligence, credit portfolio management, fraud detection, decisioning technology, marketing tools, and human resources-related services. We also offer a portfolio of products that enable individual consumers to manage their financial affairs and protect their identity. Our revenue stream is diversified among businesses across a wide range of industries, international geographies and individual consumers.

Segment and Geographic Information

Segments.   On July 1, 2014 the North America Commerical Solutions (“NACS”) operating segment was consolidated into the U.S. Consumer Information Solutions and International operating segments. The change was driven by an enterprise wide distribution marketing strategy to maximize the penetration of our products and services in our targeted markets. In an effort to accelerate our penetration and simplify how our commercial information customers interact with us, we have reorganized our operating segments. The U.S. portion of the NACS operating segment was consolidated into the U.S. Consumer Information Solutions operating segment. The combined operating segment was renamed U.S. Information Solutions (“USIS”). The Canadian portion of the NACS operating segment was consolidated into the Canada operations of the International operating segment.

The USIS segment, the largest of our four segments, consists of three product and service lines: Online Information Solutions; Mortgage Solutions; and Financial Marketing Services. Online information solutions and Mortgage Solutions revenue is principally transaction-based and is derived from our sales of products such as consumer and commercial credit reporting and scoring, identity management, fraud detection and modeling services. USIS also markets certain decisioning software services which facilitate and automate a variety of consumer and commercial credit-oriented decisions. Financial Marketing Services revenue is principally project- and subscription-based and is derived from our sales of batch credit and consumer wealth information such as those that assist clients in acquiring new customers, cross-selling to existing customers and managing portfolio risk.

The International segment consists of Canada, Europe and Latin America. Canada’s products and services are similar to our USIS offerings, while Europe and Latin America are made up of varying mixes of product lines that are in our USIS and North America Personal Solutions reportable segments. In Europe and Latin America, we also provide information and technology services to support lenders and other creditors in the collections and recovery management process.

The Workforce Solutions segment consists of the Verification Services and Employer Services business lines. Verification Services revenue is transaction-based and is derived primarily from employment and income verification. Employer Services revenues are derived from our provision of certain human resources business process outsourcing services that include both transaction- and subscription-based product offerings. These services include unemployment claims management, employment-based tax credit services and other complementary employment-based transaction services.

North America Personal Solutions revenue is both transaction- and subscription-based and is derived from the sale of credit monitoring and identity theft protection products, which we deliver electronically to consumers primarily via the internet. We reach consumers directly and indirectly through partners.

Geographic Information.   We currently have significant operations in the following countries: Argentina, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay and the U.S. Our operations in the Republic of Ireland focus on data handling and customer support activities. We also offer consumer credit services in India and Russia through joint ventures and have an investment in a consumer and commercial credit information company in Brazil.

Key Performance Indicators.    Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include operating revenue, change in operating revenue, operating income, operating margin, net income attributable to Equifax, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Key Performance Indicators
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in millions, except per share data)
Operating revenue	$613.4	$572.0	$1,811.8	$1,725.4
Operating revenue change	7%	10%	5%	12%
Operating income	$153.7	$150.0	$473.0	$457.1
Operating margin	25.1%	26.2%	26.1%	26.5%
Net income from continuing operations attributable to Equifax	$92.7	$84.1	$269.4	$256.7
Net income attributable to Equifax	$92.7	$83.5	$269.4	$275.1
Diluted earnings per share from continuing operations attributable to Equifax	$0.75	$0.67	$2.17	$2.08
Diluted earnings per share attributable to Equifax	$0.75	$0.67	$2.17	$2.23
Cash provided by operating activities	$195.6	$174.3	$413.4	$377.1
Capital expenditures	$26.2	$25.3	$63.9	$61.5

Operational and Financial Highlights

•	During the first quarter of 2014, we acquired 100% of the stock of TDX, a data and technology company in the United Kingdom that specializes in helping lenders and creditors optimize collection and recovery performance through the use of analytics, data exchanges and technology platforms. The results of this acquisition have been included in our International operating segment subsequent to the acquisition. We also purchased Forseva, a provider of end-to-end, cloud-based credit management software solutions. The results of this acquisition have been included in our USIS operating segment subsequent to the acquisition.

•	We repurchased 2.5 million shares of our common stock on the open market for $186.6 million during the first nine months of 2014. On September 11, 2014, the Board of Directors authorized the repurchase of up to an additional $400 million of the Company’s outstanding shares of common stock in connection with a previously authorized share repurchase program. At September 30, 2014, $428.5 million was available for future purchases of common stock under our share repurchase authorization.

Business Environment and Company Outlook

Demand for our services tends to be correlated to general levels of economic activity, to consumer credit activity, to a lesser extent small commercial credit and marketing activity and to our own initiatives to expand our products and markets served. In the United States, for the first nine months of 2014, we experienced modestly improved growth in overall economic activity and in general consumer credit, a moderating year-over-year decline in consumer mortgage activity, and continuing benefits from our new product and market initiatives. As expected, total company mortgage related revenues declined in the third quarter albeit at a lesser rate than in the second quarter of 2014. While we continue to expect modest growth in overall economic activity and general consumer credit for the remainder of 2014, mortgage market origination activity is expected to grow slightly when compared to 2013. Internationally, the environment continues to be challenging as developed countries continue to experience low economic growth rates and certain developing countries face country specific political or economic issues. In addition, recent weakening in foreign exchange rates of certain of the countries in which we operate has further reduced growth in revenue and profit when reported in U.S. dollars.

Over the longer term, we continue to expect that our ongoing investments in new product innovation, business execution, enterprise growth initiatives, technology infrastructure and continuous process improvement will enable us, in a modestly growing global economy, to deliver long-term average organic revenue growth ranging between 6% and 8% with additional growth of 1% to 2% derived from strategic acquisitions consistent with our long term business strategy. We also expect to grow earnings per share at a somewhat faster rate than revenue over time as a result of both operating and financial leverage.

RESULTS OF OPERATIONS—THREE AND NINE MONTHS SEPTEMBER 30, 2014 AND 2013

Consolidated Financial Results

Operating Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
Consolidated Operating Revenue	2014	2013	$	%	2014	2013	$	%
	(Dollars in millions)				(Dollars in millions)

U.S. Information Solutions	$278.6	$270.2	$8.4	3%	$821.0	$808.4	$12.6	2%
International	158.4	134.5	23.9	18%	467.2	400.2	67.0	17%
Workforce Solutions	122.5	115.0	7.5	6%	361.6	361.9	(0.3)	0%
North America Personal Solutions	53.9	52.3	1.6	3%	162.0	154.9	7.1	5%
Consolidated operating revenue	$613.4	$572.0	$41.4	7%	$1,811.8	$1,725.4	$86.4	5%

Revenue increased by 7% and 5% in the third quarter and first nine months of 2014, respectively, compared to the same periods in 2013. Excluding the $5.6 million negative impact of the effect of foreign exchange rates in the third quarter of 2014 and the $21.7 million negative impact for the first nine months of 2014, revenue increased 8% and 6% when compared to the third quarter and first nine months of 2013, respectively. The acquisition of TDX in the first quarter of 2014 and several smaller acquisitions in the fourth quarter of 2013 (“2013 Acquisitions”) drove 4% of the local currency growth in the third quarter and first nine months of 2014. Growth across our core organic non-mortgage businesses was partially offset by the expected decline in mortgage refinancing activity in the U.S. This expected decline reduced reported growth rates in our USIS and Workforce Solutions business units for the third quarter and first nine months of 2014 as compared to the same period in 2013 when mortgage refinancing activity was still strong. The net decline in mortgage market activity reduced our revenue growth rates by approximately 2% and 4% for the third quarter of 2014 and the first nine months of 2014, respectively, as compared to the prior year periods.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
Consolidated Operating Expenses	2014	2013	$	%	2014	2013	$	%
	(Dollars in millions)				(Dollars in millions)

Consolidated cost of services	$211.0	$196.8	$14.2	7%	$630.1	$590.1	$40.0	7%
Consolidated selling, general and administrative expenses	197.8	173.4	24.4	14%	556.7	534.4	22.3	4%
Consolidated depreciation and amortization expense	50.9	51.8	(0.9)	-2%	152.0	143.8	8.2	6%
Consolidated operating expenses	$459.7	$422.0	$37.7	9%	$1,338.8	$1,268.3	$70.5	6%

The increase in cost of services, when compared to the third quarter and first nine months of 2013, was due primarily to the impact of the acquisition of TDX in the first quarter of 2014 and the 2013 Acquisitions. The effect of changes in foreign exchange rates reduced cost of services by $0.5 million and $3.5 million in the three and nine months ended September 30, 2014.

Selling, general and administrative expense increased $24.4 million in the third quarter 2014 as compared to third quarter 2013, and $22.3 million in the first nine months of 2014 as compared to the first nine months of 2013.  The increase was primarily due to the impact of the TDX acquisition in the first quarter of 2014 and the 2013 Acquisitions, a third quarter 2014 settlement of a legal dispute over certain software license agreements and an increase in incentives. For the first nine months, these increases were partially offset by decreases in benefits and severance expenses, as well as smaller decreases in expense in various other categories. The impact of changes in foreign currency exchange rates decreased our selling, general and administrative expenses by $0.9 million and $3.6 million in the three and nine months ended September 30, 2014.

Depreciation and amortization expense for the third quarter 2014 as compared to 2013 decreased $0.9 million and increased $8.2 million for the first nine months of 2014, as compared to the same period in 2013. The decrease for the third quarter 2014 was primarily driven by $7.7 million of expense in the third quarter of 2013 resulting from a correction to the purchase price allocation related to CSC Credit Services Acquisition, which had the effect of increasing amortizable acquisition-related intangible assets, partially offset by $6.3 million of expense resulting from the acquisition of TDX and the 2013 Acquisitions. The increase for the first nine months of 2014 was primarily driven by $18.2 million of expense resulting from the acquisition of TDX and the 2013 Acquisitions, partially offset by a reduction in amortization of certain purchased intangible assets related to our TALX Corporation acquisition in 2007 that became fully amortized during the second quarter of 2013.

Operating Income and Operating Margin

	Three Months Ended September 30,					Nine Months Ended September 30,
			Change					Change
Consolidated Operating Income	2014	2013	$	%		2014	2013	$	%
	(Dollars in millions)					(Dollars in millions)

Consolidated operating revenue	$613.4	$572.0	$41.4	7%		$1,811.8	$1,725.4	$86.4	5%
Consolidated operating expenses	(459.7)	(422.0)	(37.7)	9%		(1,338.8)	(1,268.3)	(70.5)	6%
Consolidated operating income	$153.7	$150.0	$3.7	3%		$473.0	$457.1	$15.9	3%
Consolidated operating margin	25.1%	26.2%		-1.2	%pts	26.1%	26.5%		-0.4	%pts

Total company margin decreased slightly in the third quarter of 2014 and the first nine months of 2014 due to a third quarter 2014 settlement of a legal dispute over certain software license agreements and increased cost of services and acquisition-related amortization expense related to the acquisition of TDX and the 2013 Acquisitions. The decrease in the third quarter of 2014 was partially offset by the third quarter 2013 increase in acquisition-related intangible amortization related to the CSC Credit Services Acquisition. The decrease in the first nine months of 2014 was partially offset by a reduction in amortization of certain purchased intangible assets related to our TALX Corporation acquisition in 2007 that became fully amortized during the second quarter of 2013.

Interest and Other Income, net

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
Consolidated Interest and Other Income, net	2014	2013	$	%	2014	2013	$	%
	(Dollars in millions)				(Dollars in millions)

Consolidated interest expense	$17.1	$17.5	$(0.4)	-2%	$51.8	$52.8	$(1.0)	-2%
Consolidated other income, net	3.2	0.6	2.6	433%	1.6	4.2	(2.6)	-62%

Average cost of debt	4.5%	4.8%			4.4%	4.5%
Total consolidated debt, net, at quarter end	$1,554.6	$1,444.2	$110.4	8%	$1,554.6	$1,444.2	$110.4	8%

Interest expense decreased slightly for the third quarter of 2014 when compared to the same period in 2013.   Our consolidated debt outstanding increased as of September 30, 2014, as compared to September 30, 2013, as a result of commercial paper issued to fund the majority of the acquisition price of TDX. The slight decrease in the average cost of debt for the third quarter of 2014 was due to a decrease in our 7.34% Notes following the repayment during the quarter and offset by the addition of lower rate commercial paper.

The increase in other income, net, for the three month period ending September 30, 2014, as compared to the prior year, is primarily due to foreign exchange losses related to dividends declared by our subsidiary in Argentina and losses incurred repatriating these funds in the third quarter of 2013, which did not recur in the current quarter. The decrease in other income, net, for the nine month period ending September 30, 2014, as compared to the prior year, is due to increased foreign exchange losses related to dividends declared by our subsidiary in Argentina and losses incurred repatriating these funds during the first half of 2014. These expenses were partially offset by higher earnings from our Russian and Indian joint ventures.

Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
Consolidated Provision for Income Taxes	2014	2013	$	%	2014	2013	$	%
	(Dollars in millions)				(Dollars in millions)

Consolidated provision for income taxes	$45.4	$47.0	$(1.6)	-3%	$147.6	$145.9	$1.7	1%
Effective income tax rate	32.5%	35.3%			34.9%	35.7%

Our effective income tax rate was 32.5% for the three months ended September 30, 2014, down from 35.3% for the same period in 2013. The decline was due primarily to increased discrete tax benefits related to federal and state tax items and a more favorable foreign rate differential as compared with the third quarter of 2013. The effective income tax rate was relatively flat for the nine months ended September 30, 2014 as compared to the prior period.

Net Income

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
Consolidated Net Income	2014	2013	$	%	2014	2013	$	%
	(In millions, except per share amounts)				(In millions, except per share amounts)

Consolidated operating income	$153.7	$150.0	$3.7	3%	$473.0	$457.1	$15.9	3%
Consolidated other expense, net	(13.9)	(16.9)	3.0	-18%	(50.2)	(48.6)	(1.6)	3%
Consolidated provision for income taxes	(45.4)	(47.0)	1.6	-3%	(147.6)	(145.9)	(1.7)	1%
Consolidated net income from continuing operations	94.4	86.1	8.3	10%	275.2	262.6	12.6	5%
Discontinued operations, net of tax	-	(0.6)	0.6	-100%	-	18.4	(18.4)	-100%
Net income attributable to noncontrolling interests	(1.7)	(2.0)	0.3	-15%	(5.8)	(5.9)	0.1	-2%
Net income attributable to Equifax	$92.7	$83.5	$9.2	11%	$269.4	$275.1	$(5.7)	-2%
Diluted earnings per common share:
Net income from continuing operations attributable to Equifax	$0.75	$0.67	$0.08	12%	$2.17	$2.08	$0.09	4%
Discontinued operations attributable to Equifax	-	-	-	0%	-	0.15	(0.15)	-100%
Net income attributable to Equifax	$0.75	$0.67	$0.08	12%	$2.17	$2.23	$(0.06)	-3%
Weighted-average shares used in computing diluted earnings per share	123.5	123.9			124.1	123.5

Consolidated income from continuing operations increased by $8.3 million and $12.6 million, or 10% and 5%, in the three and nine month periods ending September 30, 2014, respectively, due to increased operating income in our USIS, Workforce Solutions and North America Personal Solutions businesses, partially offset by declines in International and increased corporate expenses. Net income attributable to Equifax for the nine months ended September 30, 2014, was negatively impacted compared to the prior year period by the absence of earnings from the discontinued operations, including a gain on the disposition of those operations, which benefitted the prior year period.

Segment Financial Results

USIS

	Three Months Ended September 30,					Nine Months Ended September 30,
			Change					Change
U.S. Information Solutions	2014	2013	$	%		2014	2013	$	%
	(Dollars in millions)					(Dollars in millions)
Operating revenue:
Online Information Solutions	$205.5	$197.7	$7.8	4%		$603.8	$585.6	$18.2	3%
Mortgage Solutions	28.3	28.4	(0.1)	0%		80.3	90.5	(10.2)	-11%
Financial Marketing Services	44.8	44.1	0.7	2%		136.9	132.3	4.6	4%
Total operating revenue	$278.6	$270.2	$8.4	3%		$821.0	$808.4	$12.6	2%
% of consolidated revenue	45%	47%				45%	47%
Total operating income	$104.3	$97.7	$6.6	7%		$312.4	$298.1	$14.3	5%
Operating margin	37.4%	36.2%		1.2	% pts	38.1%	36.9%		1.2	% pts

USIS revenue increased 3% and 2% in the third quarter and first nine months of 2014, respectively, as compared to the prior year periods. Solid mid-single digit percentage growth from core non-mortgage products and from strategic product penetration and pricing initiatives were partially offset by the decline in mortgage market activity compared to the third quarter and first nine months of 2013 when mortgage refinancing activity was still high.

Online Information Solutions

Revenue for the third quarter and first nine months of 2014 increased 4% and 3% when compared to the prior year periods. Core credit report transaction volume increased 14% in the first quarter of 2014 and 12% in the first nine months of 2014 compared to the prior year due to increased volumes to customers in the financial services market, auto industry and our key client program. This increase was partially offset by lower average unit revenue due to a less favorable mix of business, a lower proportion of reports sold into the mortgage resale market, and to a lesser extent, lower revenue from the commercial credit business. Both periods also benefited from growth in our identity and fraud solutions business.

Mortgage Solutions

Revenue decreased less than 1% and 11% for the three and nine month periods ended September 30, 2014, when compared to the prior year period due to lower mortgage refinancing activity.

Financial Marketing Services

Revenue increased 2% for the third quarter and 4% for the first nine months of 2014, as compared to 2013. The growth in both periods was driven by increased marketing revenue due to the moderate expansion of loan activity in the banking industry and from growth in our customer base for our wealth-based consumer information services products.

USIS Operating Margin

USIS operating margin increased in the third quarter and the first nine months of 2014 as compared to the same periods in 2013. Margin expansion resulted from realized synergies related to our CSC Credit Services Acquisition completed at the end of 2012 including certain transitional expenses in 2013 that did not recur in 2014. The increase in margin for the third quarter of 2014 was also due to a correction in purchase price allocation in the third quarter of 2013 that did not recur in 2014. The increase in margin for the third quarter and the first nine months of 2014 was partially offset by a third quarter 2014 settlement of a legal dispute over certain software license agreements of $7.9 million.

International

	Three Months Ended September 30,					Nine Months Ended September 30,
			Change					Change
International	2014	2013	$	%		2014	2013	$	%
	(Dollars in millions)					(Dollars in millions)
Operating revenue:
Latin America	$49.1	$49.0	$0.1	0%		$143.6	$144.1	$(0.5)	0%
Europe	70.1	46.5	23.6	51%		208.3	138.2	70.1	51%
Canada	39.2	39.0	0.2	0%		115.3	117.9	(2.6)	-2%
Total operating revenue	$158.4	$134.5	$23.9	18%		$467.2	$400.2	$67.0	17%
% of consolidated revenue	26%	24%				26%	23%
Total operating income	$37.1	$40.7	$(3.6)	-9%		$104.5	117.2	$(12.7)	-11%
Operating margin	23.5%	30.2%		-6.7	% pts	22.4%	29.3%		-6.9	% pts

Local currency international revenue increased by 22% in the third quarter and first nine months of 2014 as compared to the same periods in 2013. Revenue grew 16% and 15% in the three and nine month periods, respectively, as a result of our first quarter 2014 acquisition of TDX and our fourth quarter 2013 acquisitions in Paraguay and Mexico. The remainder of the local currency growth was driven by growth across the geographies, primarily Argentina and the U.K. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $5.6 million, or 4%, in the third quarter of 2014 and $21.7 million, or 5%, in the first nine months of 2014. Reported revenue increased 18% and 17% in the three and nine month periods ended September 30, 2014, respectively, compared to the same periods in 2013.

Latin America

Local currency revenue increased 18% in the third quarter and 20% in the first nine months of 2014 driven by growth in Argentina, Peru, Chile, and Ecuador. Approximately half of this growth was organic growth in Argentina and other countries, while the other half resulted from the fourth quarter 2013 acquisitions in Paraguay and Mexico. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $8.4 million, or 17%, in the third quarter of 2014 and $29.0 million, or 20%, in the first nine months of 2014, most notably due to depreciation in the foreign exchange rate of the Argentine peso. Reported revenue grew less than a 1% in the third quarter and decreased slightly for the first nine months of 2014.

Europe

Local currency revenue growth was 40% in the third quarter and first nine months of 2014 primarily due to the acquisition of TDX in the first quarter of 2014 which represented 32% of the growth in the three and nine month periods ended September 30, 2014. The remaining growth was driven by increased revenue in the U.K. across most product segments, despite continued challenging economic conditions. Local currency fluctuations against the U.S. dollar positively impacted revenue by $4.7 million, or 10%, for the third quarter of 2014, and $15.1 million, or 11%, for the first nine months of 2014. Reported revenue increased 51% in the three and nine month periods ended September 30, 2014.

Canada

Local currency revenue increased 5% and 4% in the three and nine month periods ended September 30, 2014, respectively, compared to the prior year periods in 2013 primarily due to new customers within marketing and decision solutions and growth in information and analytical services.  Local currency fluctuations against the U.S. dollar negatively impacted revenue by $1.9 million, or 5%, in the third quarter of 2014 and $7.8 million, or 7%, in the first nine months of 2014. Reported revenue increased less than a 1% in the third quarter and decreased 2% for the first nine months of 2014.

International Operating Margin

Operating margin decreased in the third quarter and first nine months of 2014 as compared to 2013. The decline primarily resulted from the recent acquisitions, including increased acquisition-related amortization expense of $5.9 million and $17.2 million in the three and nine months ended September 30, 2014, respectively, related to the recent acquisitions. The decline in margin was also a result of inflation-driven pressures on margin in Argentina.

Workforce Solutions

	Three Months Ended September 30,					Nine Months Ended September 30,
			Change					Change
Workforce Solutions	2014	2013	$	%		2014	2013	$	%
	(Dollars in millions)					(Dollars in millions)
Operating revenue:
Verfication Services	$75.9	$68.7	$7.2	10%		$212.1	$214.2	$(2.1)	-1%
Employer Services	46.6	46.3	0.3	1%		149.5	147.7	1.8	1%
Total operating revenue	$122.5	$115.0	$7.5	6%		$361.6	$361.9	$(0.3)	0%
% of consolidated revenue	20%	20%				20%	21%
Total operating income	$39.8	$34.5	$5.3	15%		$119.0	$110.2	$8.8	8%
Operating margin	32.5%	29.9%		2.6	% pts	32.9%	30.4%		2.5	% pts

Verification Services

Revenue increased 10% in the third quarter of 2014 and decreased 1% in the first nine months of 2014 compared to the prior year periods, due to 18% and 15% growth in non-mortgage verification revenue for the three and nine month periods, respectively. Third quarter 2014 growth was driven by card, pre-employment screening and government verticals, as well as 2% growth in the mortgage related verification revenue, compared to 25% decline in the mortgage related verification revenue in the first half of 2014. For the first nine months, the growth in non-mortgage verification revenue was more than offset by a 17% decline in mortgage-related verification revenue in the first nine months of 2014 due to the expected decline in mortgage market activity.

Employer Services

Revenue grew 1% in both the third quarter and the first nine months of 2014, as compared to the same periods in 2013. Revenue growth in both periods was due to growth in our transaction-based complementary services business and workforce analytics business. The growth in the third quarter and in the first nine months of 2014 was partially offset by lower unemployment claims activity and a decline in revenue related to the non-renewal of the federal Work Opportunity Tax Credit program in 2014.

Workforce Solutions Operating Margin

Operating margin for the third quarter and first nine months of 2014 increased compared to the prior year periods. Margin expansion in the third quarter was driven by a higher mix of high margin business compared to 2013, as well as cost management initiatives executed in the quarter. Margin improvement for the first nine months of 2014 was also driven by lower acquisition-related amortization due to certain purchased intangible assets related to our TALX Corporation acquisition in 2007 that became fully amortized during the second quarter of 2013.

North America Personal Solutions

	Three Months Ended September 30,					Nine Months Ended September 30,
			Change					Change
North America Personal Solutions	2014	2013	$	%		2014	2013	$	%
	(Dollars in millions)					(Dollars in millions)

Total operating revenue	$53.9	$52.3	$1.6	3%		$162.0	$154.9	$7.1	5%
% of consolidated revenue	9%	9%				9%	9%
Total operating income	$17.0	$13.7	$3.3	24%		$48.8	$42.4	$6.4	15%
Operating margin	31.6%	26.3%		5.3	% pts	30.1%	27.4%		2.7	% pts

Revenue increased 3% for the three month period ended September 30, 2014, as compared to prior year, principally due to the growth in the indirect market and subscription revenue in Canada. Revenue increased 5% for the nine month period ended September 30, 2014, as compared to the same period in 2013, principally due to the acquisition of TrustedID in the third quarter of 2013, as well as growth in subscription revenue in Canada. Direct to consumer, Equifax-branded U.S.-based subscription service revenue was flat in the third quarter of 2014 and up 2% in the first nine months of 2014 as a result of higher average revenue per subscriber. This growth was largely offset by declines in transaction and breach revenue and revenue from legacy wholesale partners. Operating margin increased in the third quarter and first nine months of 2014 as compared to the prior year, as increased acquisition-related amortization due to the acquisition of TrustedID in the third quarter of 2013 was more than offset by lower marketing expenses.

General Corporate Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
General Corporate Expense	2014	2013	$	%	2014	2013	$	%
	(Dollars in millions)				(Dollars in millions)

General corporate expense	$44.5	$36.6	$7.9	21%	$111.7	$110.8	$0.9	1%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, including shared services, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance. General corporate expense increased $7.9 million in the third quarter of 2014 and $0.9 million in the first nine months of 2014 primarily due to incentive expenses partially offset by lower benefit expenses.

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

Sources and Uses of Cash

Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity. We expect that funds generated from results of operations will be sufficient to finance our anticipated working capital and other cash requirements (such as capital expenditures, interest payments, potential pension funding contributions and dividend payments) for the foreseeable future. If borrowings were needed, we would expect to borrow in the commercial paper or corporate bond markets; or in the event that credit market conditions were to deteriorate, we would rely more heavily on borrowings from the Senior Credit Facility as described below. At September 30, 2014, $616.4 million was available to borrow under our Senior Credit Facility. Our Senior Credit Facility does not include a provision under which lenders could refuse to allow us to borrow under this facility in the event of a material adverse change in our financial condition, as long as we are in compliance with the covenants contained in the credit agreement.

The following table summarizes our cash flows for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2014	2013	2014 vs. 2013
	(Dollars in millions)

Operating activities	$413.4	$377.1	$36.3
Investing activities	$(399.5)	$(50.6)	$(348.9)
Financing activities	$(126.7)	$(333.9)	$207.2

Operating Activities

Cash provided by operating activities in the nine months ended September 30, 2014 increased by $36.3 million over the prior year.  Cash provided from net income, excluding the impact of the 2013 divestitures, the impact of depreciation and amortization and stock based compensation expense, increased $26.6 million.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to U.S. is limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.  As of September 30, 2014, we held $106.8 million of cash in our foreign subsidiaries.

Investing Activities

Capital Expenditures

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2014	2013	2014 vs. 2013
	(In millions)

Capital expenditures	$(63.9)	$(61.5)	$(2.4)

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

Acquisitions, Divestitures and Investments

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2014	2013	2014 vs. 2013
	(In millions)

Acquisitions, net of cash acquired	$(333.7)	$(27.5)	$(306.2)
Cash received from divestitures	$0.6	$47.5	$(46.9)
Investment in unconsolidated affiliates, net	$(2.5)	$(9.1)	$6.6

During the first quarter of 2014, we acquired TDX, included as part of our International operating segment, and Forseva, included as part of our USIS operating segment.

During the first quarter of 2013, we divested of two non-strategic business lines, Equifax Settlement Services which was part of our Mortgage business within the USIS operating segment and Talent Management Services which was part of our Employer Services business within our Workforce Solutions operating segment, for a total of $47.5 million. $3.5 million of the proceeds of the sale of Talent Management Services was placed into an escrow account to be released to us at a later date. During the third quarter of 2014, we received $0.6 million of the proceeds from the escrow.

We invested $2.5 million in our joint venture in India during the first nine months of 2014. This investment was more than offset by dividends received from our joint venture in Russia. During the first nine months of 2013, we invested $5.3 million and $2.7 million in our joint ventures in Russia and India, respectively, to increase our percentage ownership interest as well as $1.0 million in another international entity. These investments were partially offset by dividends received from our joint venture in Russia.

Financing Activities

Borrowings and Credit Facility Availability

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2014	2013	2014 vs. 2013
	(In millions)

Net short-term borrowings (repayments)	$132.3	$(266.5)	$398.8
Payments on long-term debt	$(15.0)	$(15.0)	$-

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

At September 30, 2014, $132.1 million was outstanding under our CP program. At September 30, 2014, a total of $616.4 million was available under our Senior Credit Facility.

At September 30, 2014, 74% of our debt was fixed-rate debt and 26% was effectively variable-rate debt. Our variable-rate debt consists of our commercial paper, which is generally issued for terms of 1 to 90 days, and our five-year senior notes due 2014 (against which we have executed interest rate swaps to convert interest expense from fixed rates to floating rates), which generally bear interest based on a specified margin plus a base rate (LIBOR). The interest rates established by our interest rate swaps reset periodically, depending on the terms of the respective financing arrangements. At September 30, 2014, the interest rates on our variable-rate debt ranged from 0.27% to 2.04%.

Borrowing and Repayment Activity

Net short-term borrowings (repayments) primarily represent activity under our CP program. We primarily borrow under our CP program, as needed and availability allows.

The increase in net short-term borrowings (repayments) primarily reflects the borrowing of CP notes in the first quarter of 2014 to fund the acquisition of TDX. The net repayment in the first quarter of 2013 represents the repayment of the CP notes outstanding as a result of the CSC Credit Services Acquisition at the end of 2012.

Our 4.45% Senior Notes, due December 2014 are recorded as short-term debt on our Consolidated Balance Sheet. We currently plan to repay the $275 million principal amount of outstanding 4.45% Senior Notes on the maturity date with short-term borrowings from our CP Program.

The payments on long-term debt reflect $15 million payments made the in the third quarter of both 2014 and 2013 on our 7.34% Notes.

Debt Covenants.  A downgrade in our credit ratings would increase the cost of borrowings under our CP program and credit facilities, and could limit or, in the case of a significant downgrade, preclude our ability to issue CP. Our outstanding indentures and comparable instruments also contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions. In addition, our Senior Credit Facility requires us to maintain a maximum leverage ratio of not more than 3.5. Our leverage ratio was 1.81 at September 30, 2014. None of these covenants are considered restrictive to our operations and, as of September 30, 2014, we were in compliance with all of our debt covenants.

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

Equity Transactions

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2014	2013	2014 vs. 2013
	(In millions)

Treasury stock repurchases	$(186.6)	$(11.9)	$(174.7)
Dividends paid to Equifax shareholders	$(91.3)	$(79.9)	$(11.4)
Dividends paid to noncontrolling interests	$(7.7)	$(9.8)	$2.1
Proceeds from exercise of stock options	$29.7	$38.9	$(9.2)
Excess tax benefits from stock-based compensation plans	$11.9	$11.1	$0.8

Sources and uses of cash related to equity during the nine months ended September 30, 2014 and 2013 were as follows:

-	During the first nine months of 2014, we repurchased 2.5 million of our common shares on the open market for $186.6 million, at an average price of $74.12 per share.

-	We increased our quarterly dividend from $0.22 per share to $0.25 per share as announced in the fourth quarter of 2013. We paid cash dividends to Equifax shareholders of $91.3 million or $0.75 per share and $79.9 million or $0.66 per share, during the nine months ended September 30, 2014 and 2013, respectively.

-	We received cash of $29.7 million and $38.9 million during the first nine months of 2014 and 2013, respectively, from the exercise of stock options.

At September 30, 2014, the Company had $428.5 million remaining for stock repurchases under the existing Board authorization.

Contractual Obligations, Commercial Commitments and Other Contingencies

Our contractual obligations have not changed materially from those reported in our 2013 Form 10-K.  For additional information about certain obligations and contingencies, see Note 6 of the Notes to Consolidated Financial Statements in this Form 10-Q.

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

Seasonality

We experience seasonality in certain of our revenue streams. Revenue generated by the online consumer information services component of our USIS operating segment are typically the lowest during the first quarter, when consumer lending activity is at a seasonal low. Revenue generated from the Employer Services business unit within the Workforce Solutions operating segment is generally higher in the first quarter due primarily to the provision of Form W-2 preparation services which occur in the first quarter each year.  Revenue generated from our financial wealth asset products and data management services in our Financial Marketing Services business are generally higher in the fourth quarter each year due to the significant portion of our annual renewals which occur in the fourth quarter of each year.

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

Goodwill

  We review goodwill and indefinite lived intangible assets for impairment annually (as of September 30) and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance or trends, competition, or sale or disposition of a significant portion of a reporting unit. We have eight reporting units comprised of USIS (which includes part of Online Information Solutions, Mortgage Solutions and Financial Marketing Services), Identity Management (part of Online Information Solutions), Europe, Latin America, Canada, North America Personal Solutions, Verification Services and Employer Services.

The goodwill balance at September 30, 2014, for our eight reporting units was as follows:

September 30,
2014
(In millions)
U.S. Information Solutions	$1,059.5
ID Management	61.1
Europe	296.3
Latin America	240.3
Canada	43.1
North America Personal Solutions	16.7
Verification Services	738.6
Employer Services	169.0
Total goodwill	$2,624.6

We performed a qualitative assessment to determine whether further impairment testing was necessary for our U.S. Information Solutions, Latin America, Canada, North America Personal Solutions, Verification Services and Employer Services reporting units. In this qualitative assessment, we considered the following items for each of the reporting units: macroeconomic conditions, industry and market conditions, overall financial performance and other entity specific events. In addition, for each of these reporting units, the most recent fair value determination resulted in an amount that exceeded the carrying amount of the reporting units. Based on these assessments, we determined the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is not more likely than not. As a result of our conclusions, no further testing was required for these reporting units.

Valuation Techniques

In determining the fair value of the Europe and ID Management reporting units, as to which we performed a quantitative test, we used a combination of the income and market approaches to estimate the reporting unit’s business enterprise value.

Under the income approach, we calculate the fair value of a reporting unit based on estimated future discounted cash flows which require assumptions about short and long-term revenue growth rates, operating margins for each reporting unit, discount rates, foreign currency exchange rates and estimates of capital charges. The assumptions we use are based on what we believe a hypothetical marketplace participant would use in estimating fair value. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings before income taxes, depreciation and amortization, for benchmark companies. We believe the benchmark companies used for each of the reporting units serve as an appropriate input for calculating a fair value for the reporting unit as those benchmark companies have similar risks, participate in similar markets, provide similar services for their customers and compete with us directly. The companies we use as benchmarks are principally outlined in our discussion of Competition in our 2013 Form 10-K. Data for the benchmark companies was obtained from publicly available information. Europe and ID Management have benchmark companies that conduct operations of businesses of a similar type, such as Experian Group Limited and Fair Isaac Corporation. Valuation multiples were selected based on a financial benchmarking analysis that compared the reporting unit’s operating result with the comparable companies’ information. In addition to these financial considerations, qualitative factors such as variations in growth opportunities and overall risk among the benchmark companies were considered in the ultimate selection of the multiple.

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

We projected revenue growth in 2015 for our reporting units in completing our 2014 impairment testing based on planned business initiatives and prevailing trends exhibited by these units and not based on the assumption of meaningful acceleration in economic growth. The anticipated revenue growth in our reporting units, however, is partially offset by assumed increases in expenses for a majority of our reporting units which reflect the additional level of investment needed in order to achieve the planned revenue growth. Our 2015 long-term forecast is not dependent upon meaningful acceleration of global economic growth in the near term and we continue to take cost containment actions to help maintain operating margins for our reporting units.

Discount Rate Assumptions

We utilize a weighted average cost of capital, or WACC, in our impairment analysis that makes assumptions about the capital structure that we believe a market participant would make and include a risk premium based on an assessment of risks related to the projected cash flows of each reporting unit. We believe this approach yields a discount rate that is consistent with an implied rate of return that a market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed. To calculate the WACC, the cost of equity and cost of debt are multiplied by the assumed capital structure of the reporting unit as compared to industry trends and relevant benchmark company structures. The cost of equity was computed using the Capital Asset Pricing Model which considers the risk-free interest rate, beta, equity risk premium and specific company risk premium related to a particular reporting unit. The cost of debt was computed using a benchmark rate and the Company’s tax rate. For the 2014 annual goodwill impairment evaluation, the discount rates used to develop the estimated fair value of the reporting units evaluated were 10.5% and 12.5%. Because of assigned market premiums, discount rates are lowest for reporting units, whose cash flows are expected to be less volatile due to such factors as the maturity of the market they serve, their position in that market or other macroeconomic factors. Where there is the greatest volatility of cash flows due to competition, or participation in less stable geographic markets than the United States, such as our Europe reporting unit, the discount rate selected is in the higher portion of the range as there is more inherent risk in the expected cash flows of that reporting unit.

Estimated Fair Value and Sensitivities

The estimated fair value of the reporting units whose fair value was calculated for purposes of the 2014 impairment testing is derived from the valuation techniques described above, incorporating the related projections and assumptions. An indication of possible impairment occurs when the estimated fair value of the reporting unit is below the carrying value of its equity. The estimated fair value for these reporting units exceeded their related carrying value as of September 30, 2014. As a result, no goodwill impairment was recorded.

The estimated fair value of the reporting unit is highly sensitive to changes in these projections and assumptions; therefore, in some instances changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. For example, an increase in the discount rate and decline in the projected cumulative cash flow of a reporting unit could cause the fair value of certain reporting units to be below its carrying value. We perform sensitivity analyses around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values. Ultimately, future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. The excess of fair value over carrying value for the Company’s two reporting units that were valued as of September 30, 2014, were 34% and 45%, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2013 Form 10-K. There were no material changes to our market risk exposure during the nine months ended September 30, 2014.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our third quarter ended September 30, 2014:

				Maximum Number
				(or Approximate
			Total Number	Dollar Value)
	Total	Average	of Shares Purchased	of Shares that May
	Number	Price	as Part of	Yet Be Purchased
	of Shares	Paid	Publicly-Announced	Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
July 1 - July 31, 2014	339,698	$76.77	337,733	$115,739,965
August 1 - August 31, 2014	771,177	$76.49	771,014	$56,766,622
September 1 - September 30, 2014	359,470	$78.71	358,805	$428,523,436
Total	1,470,345	$77.10	1,467,552	$428,523,436

(1)	The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 1,965 shares for the month of July 2014, 163 shares for the month of August 2014, and 665 shares for the month of September 2014.

(2)	Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).

(3)	On September 11, 2014, the Board of Directors authorized the repurchase of up to an additional $400 million of the Company’s outstanding shares of common stock in connection with a previously authorized share repurchase program. At September 30, 2014, the amount authorized for future share repurchases under the share repurchase program was $428.5 million. The program does not have a stated expiration date.

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

Equifax Inc.
(Registrant)

Date: October 23, 2014	By:	/s/ Richard F. Smith
Richard F. Smith
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 23, 2014		/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Corporate Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: October 23, 2014		/s/ Nuala M. King
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

