Form 10-K
period 2014-12-31
EQUIFAX INC
filed 2015-02-25
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to
Commission File Number 001-06605
____________________________________
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
____________________________________
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  YES   ☒  NO
As of June 30, 2014, the aggregate market value of Registrant’s common stock held by non-affiliates of Registrant was approximately $8,833,129,063 based on the closing sale price as reported on the New York Stock Exchange. At January 31, 2015, there were 119,486,858 shares of Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s definitive proxy statement for its 2015 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS

OVERVIEW

Equifax Inc. is a leading global provider of information solutions and human resources business process outsourcing services for businesses, governments and consumers. We have a large and diversified group of clients, including financial institutions, corporations, governments and individuals. Our products and services are based on comprehensive databases of consumer and business information derived from numerous types of credit, financial assets, telecommunications and utility payment, employment, income, public record, demographic and marketing data. We use advanced statistical techniques and proprietary software tools to analyze all available data, creating customized insights, decision-making solutions and processing services for our clients. We help consumers understand, manage and protect their personal information and make more informed financial decisions. We also provide information, technology and services to support debt collections and recovery management. Additionally, we are a leading provider of payroll-related and human resource management business process outsourcing services in the United States of America, or U.S.

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

We are organized and report our business results in four operating segments, as follows:

•
U.S. Information Solutions (USIS) — provides consumer and commercial information solutions to businesses in the U.S. including online information, decisioning technology solutions, fraud and identity management services, portfolio management services, mortgage reporting and financial marketing services.

•
International — includes our Canada, Europe and Latin America business units. Products and services offered are similar to those available in the USIS and North America Personal Solutions operating segments but vary by geographic region. In Europe and Latin America, we also provide information, technology and services to support debt collections and recovery management.

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

Our revenue base and business mix are diversified among our four segments as depicted in the chart below.

OUR BUSINESS STRATEGY

Our strategic objective is to be the global leader in information solutions that creates unparalleled insights to solve customer challenges. Data is at the core of our value proposition. Leveraging our extensive resources, we deliver differentiated decisions through a broad and diverse set of data assets, sophisticated analytics and proprietary decisioning technology. Our comprehensive set of data assets can provide an in-depth view of the consumer’s financial potential and opportunity including their propensity, ability and capacity to pay. Our long-term corporate growth strategy is driven by the following initiatives:

•
Increase penetration of our clients’ information solutions needs. We seek to increase our share of clients’ spend on information-related services through developing and introducing new products, pricing our services in accordance with the value they represent to our customers, increasing the range of current services utilized by our clients, and improving the quality and effectiveness of our sales organization and client support interactions with consumers. We are also helping clients address increased requirements to comply with emerging regulations and rules.

•
Deploy decisioning technologies and analytics globally. We continue to invest in and develop new technology to enhance the functionality, cost-effectiveness and security of the services we offer and further differentiate our products from those offered by our competitors. In addition to custom products for large clients, we develop off-the-shelf, decisioning technology platforms that are more cost effective for medium and smaller-sized clients. We also develop predictive scores and analytics, some of which leverage multiple data assets, to help clients acquire new customers and manage their existing customer relationships. We develop a broad array of industry, risk management, cross-sell and account acquisition models to enhance the precision of our clients’ decisioning activities. We also develop custom and generic solutions that enable customers to more effectively manage their debt collection and recovery portfolios.

•
Invest in unique data sources. We continue to invest in and acquire unique sources of credit and non-credit information to enhance the variety and quality of our services while increasing clients’ confidence in information-based business decisions. Areas of focus for investment in new sources of data include, among others, positive payment data, real estate data and new commercial business data.  We also have developed unique capabilities to integrate customer and third-party data into our solution offerings to further enhance the decisioning solutions we develop for our customers.

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

•
Serve as a trusted steward and advocate for our customers and consumers. This includes continuously improving the customer and consumer experience in our consumer and commercial offerings, anticipating and executing on regulatory initiatives, while simultaneously delivering security for our services.

MARKETS AND CLIENTS

Our products and services serve clients across a wide range of verticals, including financial services, mortgage, human resources, consumer, commercial, telecommunications, retail, automotive, utilities, brokerage, healthcare and insurance industries, as well as state and federal governments. We also serve consumers directly. Our revenue stream is highly diversified with our largest client providing only 2% of total revenue. The following table summarizes the various end-user markets we serve:

(1)	Predominantly sold to companies who serve the direct to consumer market and includes other small end user markets.

(2)	Other includes revenue from marketing services, insurance, healthcare and other miscellaneous end user markets.

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

Revenue from international clients, including end users and resellers, amounted to 26% of our total revenue in 2014, 23% of our total revenue in 2013 and 24% of our total revenue in 2012.

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

The following chart summarizes the key products and services offered by each of the business units within our segments:

North America Personal Solutions
	USIS			International			Workforce Solutions
	Online Information Solutions	Financial Marketing Services	Mortgage Services	Canada	Europe	Latin America	Verification Services	Employer Services
Online data	X		X	X	X	X	X		X
Portfolio management services	X	X	X	X	X	X	X
Analytical services	X	X	X	X	X	X	X	X	X
Technology services	X		X	X	X	X
Identity management and fraud	X			X	X	X	X		X
Marketing Services		X	X	X	X	X
Direct to consumer credit monitoring	X			X	X				X
Employment and income verification services							X
Business process outsourcing (BPO)							X	X
Debt collection software, services and analytics					X	X

Each of our operating segments is described more fully below.

USIS

USIS provides consumer information solutions to businesses in the U.S. through three product and service lines, as follows:

Online Information Solutions. Online Information Solutions’ products are derived from multiple large and comprehensive databases of consumer and commercial information that we maintain about individual consumers and businesses, including credit history, current credit status, payment history and address information. Our clients utilize the information and analytical insights we provide to make decisions for a broad range of financial and business purposes, such as whether, and on what terms, to approve auto loans or credit card applications, and whether to allow a consumer or a business to open a new utility or telephone account.  In addition, this information is used by our clients for cross selling additional products to existing customers, improving their underwriting and risk management decisions, and authenticating and verifying consumer and business identities. We also sell consumer and credit information to resellers who combine our information with other information to provide services to the mortgage, fraud and identity management, direct to consumer monitoring and other end-user markets.  Our software platforms and analytical capabilities can integrate all types of information, including third-party and client information, to enhance the insights and decisioning process to help further mitigate the risk of granting credit, predict the risk of bankruptcy, indicate the applicant’s risk potential for account delinquency, ensure the identity of the consumer, and reduce exposure to fraud. These risk management services enable our clients to monitor risks and opportunities and proactively manage their portfolios.

Online Information Solutions’ clients access products through a full range of electronic distribution mechanisms, including direct real-time access, which facilitates instant decisions. We also develop and host customized applications that enhance the decision-making process for our clients. These decisioning technology applications assist with a wide variety of decisioning activities, including determining pre-approved offers, cross-selling of various products, determining deposit amounts for telephone and utility companies, and verifying the identity of their customers. We have also compiled commercial databases regarding businesses in the U.S., which include loan, credit card, public records and leasing history data, trade accounts receivable performance, and Secretary of State and Securities and Exchange Commission registration information. We offer scoring and analytical services that provide additional information to help mitigate the credit risk assumed by our clients.

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

Financial Marketing Services. Our Financial Marketing Services products utilize consumer and commercial financial information enabling our clients to more effectively manage their marketing efforts, including targeting and segmentation; to identify and acquire new clients for their products and services; to develop portfolio strategies to minimize risk and maximize profitability; and to realize additional revenue from existing customers through more effective cross selling and upselling of additional products and services. These products utilize information derived from consumer and commercial information, including credit, income, asset, liquidity, net worth and spending activity, which also support many of our Online Information Solutions’ products. These data assets broaden the understanding of consumer and business financial potential and opportunity which can further drive high value decisioning and targeting solutions for our clients. We also provide account review services, which assist our clients in managing their existing customers and prescreen services that help our clients identify new opportunities with their customers. Clients for these products primarily include institutions in the banking, brokerage, retail, insurance and mortgage industries as well as companies primarily focused on digital and interactive marketing.

International

The International operating segment includes our Canada, Europe and Latin America business units. These business units offer products that are similar to those available in the USIS and Personal Solutions operating segments, although, in some jurisdictions, data sources tend to rely more heavily on government agencies than in the U.S. We also offer specialized services that help our customers better manage risk in their consumer portfolios.  This operating segment’s products and services generate revenue in Argentina, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru, Portugal, Spain, the U.K. and Uruguay. We also maintain support operations in the Republic of Ireland, Chile and Costa Rica. We offer consumer credit services in Russia and India through our investment in joint ventures and have an investment in the second largest consumer and commercial credit information company in Brazil. We also provide information, technology and services to support debt collections and recovery management in Europe and Latin America.

Canada. Similar to Online Information Solutions, Mortgage Solutions and Financial Marketing Services business units, Canada offers products derived from the credit information that we maintain about individual consumers and businesses. We offer many products in Canada, including credit reporting and scoring, consumer and commercial marketing, risk management, fraud detection and modeling services, identity management and authentication services, together with certain of our decisioning products that facilitate pre-approved offers of credit and automate a variety of credit decisions.

Europe. Our European operation provides information solutions, marketing and personal solutions products. Information solutions and personal solutions products are generated from information that we maintain and include credit reporting and scoring, asset information, risk management, identity management and authentication services, fraud detection and modeling services. Most of these products are sold in the U.K. with a more limited set of information solutions products sold in Portugal and Spain. Our commercial products, such as business credit reporting and commercial risk management services, are available mostly in the U.K, with a more limited set of information solutions products sold in Portugal and Spain. Marketing products, which are similar to those offered in our Financial Marketing Services business unit, are primarily available in the U.K. and, to a lesser extent, in Spain. Beginning in 2014, we also provide information, technology and services to support debt collections and recovery management.

Latin America. Our Latin American operation provides consumer and commercial information solutions products,  marketing products and personal solutions products. We offer a full range of products, generated from credit records that we maintain, including credit reporting and scoring, decisioning technology, risk management, identity management, authentication and fraud detection services. Our consumer products are the primary source of revenue in each of the countries in which we operate. We also offer various commercial products, which include credit reporting, decisioning tools and risk management services, in the countries we serve. Beginning in 2013, we also provide information, technology and services to support debt collections and recovery management. Additionally, we provide a variety of consumer and commercial marketing products generated from our credit information databases, including business profile analysis, business prospect lists and database management. The countries in which we operate include Argentina, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru and Uruguay.

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

The Work Number is our key repository of employment and income data serving our verifier business and enabling employer human resource services.  We rely on payroll data received from over 4,300 organizations, including almost three quarters of Fortune 500 companies, to regularly update the database. The updates occur as employers transmit data electronically to Equifax from their payroll systems. Employers contract to provide this data for specified periods under the terms of contracts which range from one to five years. We use this data to provide automated employment and income verification services to third-party verifiers as well as enabling employer services such as unemployment claims, I-9 and eVerify transactions and employer tax credits opportunities.

The fees we charge for these services are generally on a per transaction basis. After the expiration of the applicable contract, absent renewal by mutual agreement of the parties, we generally do not have any further right to use the employment data we obtained pursuant to the contract. We have not experienced significant turnover in the employer contributors to the database because we generally do not charge them to add their employment data to the database and the verification service we offer relieves them of the administrative burden and expense of responding to third-party employment verification requests. The database contained approximately 255 million current and historic employment records at December 31, 2014.

Employer Services. These services are aimed at reducing the cost to the human resources function of businesses through a broad suite of services including assisting with employment tax matters designed to reduce the cost of unemployment claims through effective claims representation and management and efficient processing and to better manage the tax rate that employers are assessed for unemployment taxes; comprehensive services designed to research the availability of employment-related tax credits (e.g., the federal work opportunity and welfare to work tax credits and state tax credits), process the necessary filings and assist the client in obtaining the tax credit; W-2 management services (which include initial distribution, reissue and correction of W-2 forms); paperless pay services that enable employees to electronically receive pay statement information as well as review and change direct deposit account or W-4 information; integrated electronic time capture and reporting services; paperless new-hire services to bring new workers on board using electronic forms; I-9 management services designed to help clients electronically comply with the immigration laws that require employers to complete an I-9 form for each new hire; and onboarding services using online forms to complete the new hire process for employees of corporate and government agencies.  We also offer analytical services enabling our customers to better understand the demographic profile and key statistical metrics of their workforce. In addition we provide software and services to employers to assist in compliance with the Affordable Care Act ("ACA") through partnerships with government agencies.

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

COMPETITION

The market for our products and services is highly competitive and is subject to constant change. Our competitors vary widely in size and the nature of the products and services they offer. Sources of competition are numerous and include the following:

•
Competition for our consumer information solutions and personal solutions products varies by both application and industry, but generally includes two global consumer credit reporting companies, Experian Group and TransUnion LLC, both of which offer a product suite similar to our credit reporting solutions, and LifeLock, a national provider of personal identity theft protection products, as well as emerging competitors offering free credit scores including Credit Karma. There are also a large number of competitors who offer competing products in specialized areas (such as fraud prevention, risk management and application processing and decisioning solutions) and software companies offering credit modeling services or analytical tools. We believe that our products offer our clients an advantage over those of our competitors because of the depth and breadth of our consumer information files, which we believe to be superior in terms of accuracy, coverage and availability. Other differentiators include our decisioning technology and the features and functionality of our analytical services. Our competitive strategy is to emphasize improved decision-making and product quality while remaining competitive on price. Our marketing services products also compete with the foregoing companies and others who offer demographic information products, including Acxiom Corporation, Harte-Hanks, Inc. and infoGROUP, Inc. We also compete with Fair Isaac Corporation with respect to certain of our analytical tools.

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

•
Competition for our debt collection and recovery management software, services and analytics is similar to the competition for our consumer information solutions and personal solutions products. We believe that the breadth and depth of our data assets enable our clients to develop a more current and comprehensive view of consumers.  In the category of platforms and analytics, we compete to some extent with entities that deploy collections platforms, account management systems or recovery solutions.

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

TECHNOLOGY AND INTELLECTUAL PROPERTY

We generally seek protection under federal, state and foreign laws for strategic or financially important intellectual property developed in connection with our business. Certain intellectual property, where appropriate, is protected by registration under applicable trademark laws or by prosecution of patent applications. We own a number of patents registered in the U.S. and several in foreign countries. We also have certain registered trademarks, service marks, logos and internet URLs in the U.S. and in many foreign countries, the most important of which are “Equifax,” "Decision360," “The Work Number” and variations thereof. These marks are used in connection with many of our product lines and services. We believe that, in the aggregate, the rights under our patents and trademarks are generally important to our operations and competitive position, but we do not regard any of our businesses as being dependent upon any single patent or group of patents or trademark. However, certain Company trademarks, which contribute to our identity and the recognition of our products and services, including but not limited to the “Equifax” trademark, are an integral part of our business, and their loss could have a material adverse effect on us. We also protect certain of our confidential intellectual property and technology in compliance with trade secret laws and through the use of nondisclosure agreements.

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

GOVERNMENTAL REGULATION

We are subject to a number of U.S. federal, state, local and foreign laws and regulations that involve matters central to our business.  These laws and regulations may involve privacy, data protection, intellectual property, competition, consumer protection, anti-corruption, anti-bribery, anti-money laundering, employment, health, taxation or other subjects.  In particular, we are subject to federal, state and foreign laws regarding the collection, protection, dissemination and use of non-public personal information we have in our possession and to consumer financial protection.  Foreign data and consumer protection, privacy and other laws and regulations are often more restrictive than those in the U.S.  Failure to satisfy those legal and regulatory requirements, or the adoption of new laws or regulations, could have a material adverse effect on our results of operations, financial condition or liquidity.

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

Examples of the most significant of these laws include, but are not limited to, the following:

Federal Laws and Regulation

•
Under Title X of the Dodd-Frank Act, the Consumer Financial Protection Bureau (“CFPB”) has broad powers to promulgate, administer and enforce consumer financial regulations, including those applicable to us and to many of our customers.  The CFPB has oversight of the Fair Credit Reporting Act, as amended (“FCRA”), the federal regulation most directly impacting our U.S. operations. The CFPB is also charged with defining “unfair, deceptive or abusive acts and practices”, known as “UDAAP”. It conducts examinations for purposes of assessing compliance with federal consumer financial protection laws; has been requesting information about the business activities affecting consumers and compliance systems or procedures; and it has devoted resources to detecting and assessing risks to consumers and to markets for consumer financial products and services.

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

If the CFPB or one or more state officials believe that we have committed a violation of the foregoing laws, they could exercise their enforcement powers in a manner that would have material adverse effect on us.  We are currently the subject of investigations by state attorneys general and the CFPB as more fully described under Item 3. Legal Proceedings in this Form 10-K.  At this time, we cannot predict the extent to which the Dodd-Frank Act, the resulting rules and regulations, including those of the CFPB, or exercise of its or other enforcement powers will impact our operational results, financial condition, or liquidity.

The CFPB examinations may include the filing of reports, reviewing materials we use to offer products and services and our compliance management systems and procedures. Our CFPB examinations to date have covered our regulatory compliance management system, the U.S. portion of our North America Personal Solutions business unit (direct-to-consumer), our consumer dispute handling process, and our data accuracy. We are continuing to constructively engage with the CFPB on the results of all examinations.

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

Summary of International Regulation Relating to Consumer and Data Protection

We are subject to various data protection, privacy and consumer credit laws and regulations in the foreign countries where we operate including among others the following:

•
In the U.K., we are subject to a regulatory framework which provides for primary regulation by the Financial Conduct Authority (the “FCA”).  The FCA focuses on consumer protection and market regulation as well as prudential supervision of all other regulated financial institutions.  The FCA has significant powers, including the power to regulate conduct related to the marketing of financial products, specify minimum standards and to place requirements on products, impose unlimited fines, and to investigate organizations and individuals.  In addition, the FCA is able to ban financial products for up to a year while considering an indefinite ban; it has the power to instruct firms to immediately retract or modify promotions which it finds to be misleading, and to publish such decisions.  Our core credit reporting (“credit reference”) and debt collections services and recovery management businesses in the U.K. are subject to FCA supervision and we will require certain corporate and “approved person” authorizations from the FCA to carry on such businesses.  The FCA has fixed the dates by which credit reference agencies and collection businesses must apply for this authorization: credit reference agencies must apply by March 31, 2016 and debt collections services businesses must apply by June 30, 2015.  We are preparing to submit a license application for our collection business (TDX) by June 30, 2015. Although we do not currently anticipate any issues in receiving authorization, to the extent applicable approvals are not obtained in a timely manner, or at all, we may not conduct these businesses in the U.K.

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

•
In Canada, federal and provincial laws govern how we collect, use or disclose personal information in the course of our commercial activities. The federal Personal Information Protection and Electronic Documents Act of 2000 gives individuals the right to access and request correction of their personal information collected by us, and requires compliance with the Canadian Standard Association Model Code for the Protection of Personal Information covering accountability and identifying purposes, consent, collection, use, disclosure, retention, accuracy, safeguards, individual access and compliance. The federal and provincial privacy regulators have powers of investigation and intervention, and provisions of Canadian law regarding civil liability apply in the event of unlawful processing which is prejudicial to the persons concerned. The European Union, or EU, recognizes Canada as having adequate levels of protection for personal data transfers and processing.

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

•
Constitutional laws in Argentina, Chile, Ecuador, Peru and Uruguay also establish specific privacy rights, and judicial proceedings may be used to enforce them. The Chilean government has indicated that it will introduce a new comprehensive data protection bill in 2015, and a separate bill that would create a publicly-managed consumer credit registry remains before the legislature. Each of these bills would introduce a new framework to allow the government to regulate the collection and use of personal data, including credit data. Ecuador’s National Assembly approved a law to replace private sector credit bureaus with a state-run registry which when implemented would materially impact our local credit reporting operations in Ecuador.  Ecuador, however, represented less than three percent of our 2014 revenue and operating profit for our International business unit and is not material to our consolidated results of operations. The law originally provided a transition period throughout 2013 for the development and introduction of the new registry, the transition period was then extended through 2014. In late 2014, the law was amended again to remove the fixed deadline, allowing private sector credit bureaus to continue operating until the financial sector regulatory board determines that the new registry is operational. Legislation has also been proposed in Argentina and Uruguay that would amend existing credit reporting laws by prohibiting the use of certain data for credit reference purposes, shorten the period during which data may be used and create new access and notification rights for data subjects. The Argentinean legislation has not proceeded beyond the introductory debate stage. Legislation has been proposed in El Salvador to reduce the period of time during which credit information may be reported, to prohibit including consumer addresses in credit reports, and to regulate scoring. The impact of the proposals is unlikely to have a material impact on our overall International operations, but could significantly restrict operations in the local market. Costa Rica is finalizing regulations that will be issued under its data protection legislation. While the potential impact of the foregoing regulatory changes is unlikely to be material in the aggregate to the results of our International operations, if the market opportunity were to be restricted significantly in Argentina or Chile, and/or in a combination of the smaller Latin American countries in which we operate, the impact on our International operating results could be material.

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

•
In Russia, credit reporting activities are governed by the Federal Law on Credit Histories No.218-fz, dated December 30, 2004. The law regulates the contents of credit files, consent, who may submit data to a credit bureau and how credit reports may be used.

Tax Management Services

The Tax Management Services business within our Workforce Solutions segment is potentially impacted by changes in renewal or non-renewal of U.S. tax laws or interpretations, for example, those pertaining to work opportunity tax credits and unemployment compensation claims.

PERSONNEL

Equifax employed approximately 7,500 employees in 20 countries as of December 31, 2014. None of our U.S. employees are subject to a collective bargaining agreement and no work stoppages have been experienced. Pursuant to local laws, certain of our employees in Argentina and Spain are covered under government-mandated collective bargaining regulations that govern general salary and compensation matters, basic benefits and hours of work.  In some of our non-U.S. subsidiaries, certain of our employees are represented by workers’ councils or statutory labor unions.

EXECUTIVE OFFICERS OF EQUIFAX

The executive officers of Equifax and their ages and titles are set forth below. Business experience and other information is provided in accordance with SEC rules.

Richard F. Smith (55) has been Chairman and Chief Executive Officer since December 2005. He was named Chairman-Elect and Chief Executive Officer effective September 2005. Prior to that, Mr. Smith served as Chief Operating Officer, GE Insurance Solutions, from 2004 to September 2005 and President and Chief Executive Officer of GE Property and Casualty Reinsurance from 2003 to 2004.

John W. Gamble, Jr. (52) was elected to his current position effective May 21, 2014. Mr. Gamble was Executive Vice President and CFO of Lexmark International, Inc., a global provider of document solutions, enterprise content management software and services, printers and multifunction printers, from September 2005 until May 2014.

John J. Kelley III (54) was elected to his current position in January 2013. Responsibilities include legal services, global sourcing, security and compliance, government and legislative relations, corporate governance and privacy functions. Mr. Kelley was a senior partner in the Corporate Practice Group of the law firm of King & Spalding LLP from January 1993 to December 2012.

 Coretha M. Rushing (58) has been Corporate Vice President and Chief Human Resources Officer since 2006. Prior to joining Equifax, she served as an executive coach and HR Consultant with Atlanta-based Cameron Wesley LLC. Prior thereto, she was Senior Vice President of Human Resources at The Coca-Cola Company, where she was employed from 1996 until 2004.

David C. Webb (59) became Chief Information Officer in January 2010. Prior thereto, he served as Chief Operations Officer for SVB Financial Corp. from 2008, and from 2004 to 2008 was Chief Information Officer. Mr. Webb was Vice President, Investment Banking Division at Goldman Sachs, a leading global investment banking, securities and investment management firm, from 1999 to 2004. He was Chief Information Officer at Bank One from 1997 to 1999.

Rodolfo O. Ploder (54) has been President, U.S. Information Solutions since April 2010. Prior thereto, he served as President, International from January 2007 to April 2010. Prior thereto, he was Group Executive, Latin America from February 2004 to January 2007.

J. Dann Adams (57) has been President, Workforce Solutions, since July 2010. Prior thereto, he served as President, U.S. Information Solutions from 2007 to June 2010. Prior thereto, he served as Group Executive, North America Information Services from November 2003 until December 2006.

Paulino R. Barros (58) has been President, International since July 2010. Prior thereto, he served as President of PB&C Global Investments, LLC, an international consulting and investment firm. Prior thereto, he was President of Global Operations for AT&T.

Joseph M. Loughran, III (47) has been President, North America Personal Solutions since January 4, 2010. Prior thereto, he was Senior Vice President - Corporate Development from April 2006 to December 2009. Prior to joining Equifax, he held various executive roles at BellSouth Corporation from May 2001 to April 2006, including most recently Managing Director-Corporate Strategy and Planning from May 2005 to April 2006.

Nuala M. King (61) has been Senior Vice President and Controller since May 2006. Prior thereto, she was Vice President and Corporate Controller from March 2004 to April 2006. Prior to joining Equifax, Ms. King served as Corporate Controller for UPS Capital from March 2001 until March 2004.

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

Although there has been some improvement in overall global macroeconomic conditions in 2014, we and our customers continue to be sensitive to negative changes in general economic conditions, both inside and outside the U.S.  Business customers use our credit information and related analytical services and data to process applications for new credit cards, automobile loans, home and equity loans and other consumer loans, and to manage their existing credit relationships. Bank and other lenders’ willingness to extend credit is adversely affected by elevated consumer delinquency and loan losses in a weak economy. Consumer demand for credit (i.e., rates of spending and levels of indebtedness) also tends to grow more slowly or decline during periods of economic contraction or slow economic growth. High or rising rates of unemployment and interest, declines in income, home prices, or investment values, lower consumer confidence and reduced access to credit adversely affect demand for our products and services, and consequently our revenue, as consumers may continue to postpone or reduce their spending and use of credit, and lenders may reduce the amount of credit offered or available.

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

Despite our substantial investment in physical and technological security measures, employee training, contractual precautions and business continuity plans, our information technology networks and infrastructure or those of our third-party vendors and other service providers could be vulnerable to damage, disruptions, shutdowns, or breaches of confidential information due to criminal conduct, denial of service or other advanced persistent attacks by hackers, breaches due to employee error or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events.

We are regularly the target of attempted cyber and other security threats and must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. Although we have not experienced any material breach of cybersecurity, if one or more of such events occur, this potentially could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could subject us to litigation, significant losses, regulatory fines, penalties or reputational damage, any of which could have a material effect on our cash flows, competitive position, financial condition or results of operations. Our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur. Also, our third-party insurance coverage will vary from time to time in both type and amount depending on availability, cost and our decisions with respect to risk retention.

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

Under Title X of the Dodd-Frank Act, the Consumer Financial Protection Bureau (“CFPB”) has broad powers to promulgate, administer and enforce consumer financial regulations, including those applicable to us and to many of our customers.  The CFPB has oversight of the Fair Credit Reporting Act, as amended (“FCRA”), the federal regulation most directly impacting U.S. operations. The CFPB is also charged with defining “unfair, deceptive or abusive acts and practices”, known as “UDAAP”.  Also, where a company has violated Title X of the Dodd-Frank Act, or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). During 2014, the CFPB announced more than 23 enforcement actions and imposed more than $112.6 million in civil penalties and nearly $1.8 billion in restitution. We are currently the subject of investigations by state attorneys general and the CFPB as more fully described under Item. 3 Legal Proceedings in this Form 10-K.

In the U.K., we are subject to a regulatory framework which provides for primary regulation by the Financial Conduct Authority (the “FCA”).  The FCA focuses on consumer protection and market regulation as well as prudential supervision of all other regulated financial institutions.  The FCA has significant powers, including the power to regulate conduct related to the marketing of financial products, specify minimum standards and to place requirements on products, impose unlimited fines, and to investigate organizations and individuals.  In addition, the FCA is able to ban financial products for up to a year while considering an indefinite ban; it has the power to instruct firms to immediately retract or modify promotions which it finds to be misleading, and to publish such decisions.  Our core credit reporting (“credit reference”) and debt collections services businesses in the U.K. are subject to FCA supervision and we will require certain corporate and “approved person” authorizations from the FCA to carry on such businesses.  The FCA has fixed the dates by which credit reference agencies and collection businesses must apply for this authorization: credit reference agencies must apply by March 31, 2016 and debt collections services businesses must apply by June 30, 2015.  We are preparing to submit a license application for our collection business (TDX) by June 30, 2015. Although we do not currently anticipate any issues in receiving authorization, to the extent applicable approvals are not obtained in a timely manner, or at all, we may not conduct these businesses in the U.K.

We are devoting substantial compliance, legal and operational business resources to facilitate compliance with applicable regulations and requirements. Additionally, we cooperate with CFPB supervisory examinations and respond to other state and federal investigations of our business practices. Any failure by us to comply with, or remedy any violations of, applicable laws and regulations could result in the curtailment of certain of our operations, the imposition of fines and penalties, and restrictions on our ability to carry on or expand our operations. In addition, because many of our products are regulated or sold to customers in various industries, we must comply with additional regulations in marketing our products.  We cannot predict the ultimate impact on our business of new or proposed CFPB, FCA or other rules, supervisory examinations or government investigations or enforcement actions.

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

We are regularly involved in claims, suits, government investigations, supervisory examinations and regulatory proceedings arising from the ordinary course of our business, including actions with respect to consumer protection and data protection, including purported class action lawsuits.  Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty.  Regardless of their outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors.  In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results, and financial condition.  The FCRA contains an attorney fee shifting provision to provide an incentive for consumers to bring individual and class action lawsuits against a CRA for violation of the FCRA, and the number of consumer lawsuits against us alleging a violation of FCRA and our resulting costs associated with resolving these lawsuits have increased substantially over the past several years.

The acquisition, integration or divestiture of businesses by us may not produce the desired financial or operating results.

In January 2014, we acquired the TDX Group (TDX), a debt placement service and debt management platform company in the United Kingdom for approximately $323 million.  During 2013, we acquired TrustedID, a direct-to-consumer identity protection business, and several smaller international businesses. We also completed the integration of the credit services business and assets we acquired from CSC Credit Services, Inc. on December 28, 2012 for $1.0 billion.  Expected benefits, synergies and growth from these initiatives may not materialize as planned. We may have difficulty assimilating new businesses and their products, services, technologies and personnel into our operations. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and materially adversely affect our operating results and financial condition. Also, we may not be able to retain key management and other critical employees after an acquisition.

Dependence on outsourcing certain portions of our operations may adversely affect our ability to bring products to market and damage our reputation. Dependence on outsourced information technology and other administrative functions may impair our ability to operate effectively.

As part of our efforts to streamline operations and to reduce operating costs, we have outsourced various components of our application development, information technology, operational support and administrative functions and will continue to evaluate additional outsourcing. Although we have implemented service level agreements and have established monitoring controls, if our outsourcing vendors fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and support our customers, and our reputation could suffer. Any failure to perform on the part of these third-party providers could impair our ability to operate effectively and could result in lower future revenue, unexecuted efficiencies and adversely impact our results of operations and our financial condition. Much of our outsourcing takes place in developing countries and, as a result, may be subject to geopolitical uncertainty.

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

Public or commercial, sources of free or relatively inexpensive consumer credit, credit score and other information have become increasingly available, particularly through the internet, and this trend is expected to continue.  Governmental agencies in particular have increased the amount of information to which they provide free public access and these or other sources of free or relatively inexpensive consumer information from competitors or other commercial sources may reduce demand for our services, particularly in our USIS and Personal Solutions business units.  To the extent that our customers choose not to obtain services from us and instead rely on information obtained at no cost or relatively inexpensively from these public sources, our business, financial condition and results of operations may be adversely affected.

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

From time to time, third parties may claim that one or more of our products or services infringe their intellectual property rights. We analyze and take action in response to such claims on a case by case basis. Any dispute or litigation regarding patents or other intellectual property could be costly and time-consuming due to the complexity of our technology and the uncertainty of intellectual property litigation and could divert our management and key personnel from our business operations. A claim of intellectual property infringement could force us to enter into a costly or restrictive license agreement, which might not be available under acceptable terms or at all, or could subject us to significant damages or to an injunction against development and sale of certain of our products or services. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of intellectual property infringement. In certain of our businesses we rely on third-party intellectual property licenses and we cannot ensure that these licenses will be available to us in the future on favorable terms or at all.

Third parties may infringe our intellectual property and we may suffer competitive injury or expend significant resources enforcing our rights.

Our success increasingly depends on our proprietary technology. We rely on various intellectual property rights, including patents, copyrights, database rights, trademarks and trade secrets, as well as confidentiality provisions and licensing arrangements, to establish our proprietary rights. The extent to which such rights can be protected varies in different jurisdictions. If we do not enforce our intellectual property rights successfully our competitive position may suffer which could harm our operating results. Our pending patent and trademark applications may not be allowed or competitors may challenge the validity or scope of our intellectual property rights. In addition, our patents, copyrights, trademarks and other intellectual property rights may not provide us a significant competitive advantage.

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

Sales outside the U.S. comprised 26% of our net operating revenue in 2014 and, as a result, our business is subject to various risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent an increasing portion of our total revenue. In addition, many of our employees, suppliers, job functions and facilities are located outside the U.S. Accordingly, our future results could be harmed by a variety of factors including:

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

•	difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner;

•	implementation of exchange controls;

•	geopolitical instability, including terrorism and war; and

•	foreign currency changes.

We earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including among others the British pound, the Canadian dollar, the Brazilian real, the Argentine peso, the Chilean peso and the Euro. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenue, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. In 2014, a general weakening of foreign currencies in countries where we have operations against the U.S. dollar had a negative impact on our results as reported in U.S. dollars.  See “Segment Financial Results – International – Latin America" and “- Canada Consumer” and “Effects of Inflation and Changes in Foreign Currency Exchange rates” in the Management’s Discussion and Analysis section of this Form 10-K. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. We generally do not mitigate the risks associated with fluctuating exchange rates, although we may from time to time through forward contracts or other derivative instruments hedge a portion of our translational foreign currency exposure or exchange rate risks associated with material transactions which are denominated in a foreign currency. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Accordingly, fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, may materially affect our consolidated financial results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at 1550 Peachtree Street, N.W., Atlanta, Georgia. Our other properties are geographically distributed to meet sales and operating requirements worldwide. We consider these properties to be both suitable and adequate to meet our current operating requirements, and most of the space is being utilized. We ordinarily lease office space for conducting our business and are obligated under approximately 80 leases and other rental arrangements for our field locations. We owned 11 office buildings at December 31, 2014, including our executive offices, two buildings which house our Alpharetta, Georgia data center, four buildings utilized by our Workforce Solutions operations located in St. Louis, Missouri and Charleston, South Carolina, as well as four buildings utilized by our Latin America operations located in Mexico City, Mexico, Sao Paulo, Brazil, and Asuncion, Paraguay. We also own 23.5 acres adjacent to the Alpharetta, Georgia data center.

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

CFPB Investigation. In February 2014, we received a Civil Investigative Demand (a “CID”) from the Consumer Financial Protection Bureau (the “CFPB”) as part of its investigation to determine whether nationwide consumer reporting agencies have been or are engaging in unlawful acts or practices relating to the advertising, marketing, sale or provision of consumer reports, credit scores or credit monitoring products in violation of the Dodd-Frank Act or the Fair Credit Reporting Act. The CID requests the production of documents and answers to written questions. We are cooperating with the CFPB in its investigation. At this time, we are unable to predict the outcome of this CFPB investigation, including whether the investigation will result in any action or proceeding against us.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Equifax’s common stock is traded on the New York Stock Exchange under the symbol “EFX.” As of January 31, 2015, Equifax had approximately 4,309 holders of record; however, Equifax believes the number of beneficial owners of common stock exceeds this number.

The table below sets forth the high and low sales prices per share of Equifax common stock, as reported on the New York Stock Exchange, for each quarter in the last two fiscal years and dividends declared per share:

	High Sales Price	Low Sales Price	Dividends (1)
	(In millions)
2014
First Quarter	$72.90	$66.97	$0.25
Second Quarter	$73.39	$64.75	$0.25
Third Quarter	$79.94	$72.00	$0.25
Fourth Quarter	$82.63	$69.04	$0.25

2013
First Quarter	$59.83	$52.79	$0.22
Second Quarter	$63.91	$55.87	$0.22
Third Quarter	$65.65	$58.74	$0.22
Fourth Quarter	$69.64	$58.86	$0.22

(1)
Equifax’s Senior Credit Facility restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if a default exists or would result according to the terms of the credit agreement.

Shareholder Return Performance Graph

The graph on the following page compares Equifax’s five-year cumulative total shareholder return with that of the Standard & Poor’s Composite Stock Index (S&P 500) and a peer group index, the Dow Jones U.S. General Financial Index. The graph assumes that value of the investment in our Common Stock and each index was $100 on the last trading day of 2009 and that all quarterly dividends were reinvested without commissions. Our past performance may not be indicative of future performance.

COMPARATIVE FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG EQUIFAX INC., S&P 500 INDEX, AND DOW JONES U.S. GENERAL FINANCIAL INDEX

	Fiscal Year Ended December 31,
	Initial	2010	2011	2012	2013	2014
Equifax Inc.	100.00	116.24	128.88	182.89	236.88	281.06
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14
DJ US General Financial Index	100.00	103.58	91.55	119.43	183.51	203.21

The table below contains information with respect to purchases made by or on behalf of Equifax of its common stock during the fourth quarter ended December 31, 2014:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2014	1,475,709	$72.78	1,422,094	$313,517,629
November 1, 2014	16,308	$—	—	$313,517,629
December 1, 2014	556	$—	—	$313,517,629
Total	1,492,573	$—	1,422,094	$313,517,629

(1)
The total number of shares purchased includes: (a) shares purchased pursuant to our publicly-announced share repurchase program, or Program; and (b) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options and vesting of restricted stock, totaling 1,475,709 shares for the month of October 2014, 16,308 shares for the month of November 2014 and 556 shares for the month of December 2014.

(2)	Average price paid per share for shares purchased as part of our Program (includes brokerage commissions).

(3)
Under the Program, we repurchased 3.9 million common shares during the twelve months ended December 31, 2014 for $301.6 million. At December 31, 2014, the amount authorized for future share repurchases under the Program was $313.5 million.

Information relating to compensation plans under which the Company’s equity securities are authorized for issuance is included in the section captioned “Equity Compensation Plan Information” in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The table below summarizes our selected historical financial information for each of the last five years. The summary of operations data for the years ended December 31, 2014, 2013, 2012, and the balance sheet data as of December 31, 2014 and 2013, have been derived from our audited Consolidated Financial Statements included in this report. The summary of operations data for the years ended December 31, 2011 and 2010, and the balance sheet data as of December 31, 2012, 2011 and 2010, have been derived from our audited Consolidated Financial Statements not included in this report. The historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements in this report.

	Twelve Months Ended December 31,
	2014(1)	2013(2)(3)	2012(4)(5)	2011(6)	2010(7)
	(In millions, except per share data)
Summary of Operations:
Operating revenue	$2,436.4	$2,303.9	$2,073.0	$1,893.2	$1,797.5
Operating expenses	1,798.2	1,692.7	1,593.0	1,424.6	1,375.1
Operating income	638.2	611.2	480.0	468.6	422.4
Consolidated income from continuing operations	374.0	341.5	275.3	238.8	238.8
Discontinued operations, net of tax (2)(7)	—	18.4	5.5	2.9	36.0
Net income attributable to Equifax	367.4	351.8	272.1	232.9	266.7
Dividends paid to Equifax shareholders	121.2	106.7	86.0	78.1	35.2
Diluted earnings per common share
Net income from continuing operations attributable to Equifax	$2.97	$2.69	$2.18	$1.86	$1.83
Discontinued operations attributable to Equifax	—	0.15	0.04	0.02	0.28
Net income attributable to Equifax	$2.97	$2.84	$2.22	$1.88	$2.11
Cash dividends declared per common share	$1.00	$0.88	$0.72	$0.64	$0.28
Weighted-average common shares outstanding (diluted)	123.5	123.7	122.5	123.7	126.5

	As of December 31,
	2014(1)	2013(2)(3)	2012(4)(5)	2011(6)	2010(7)
	(In millions)
Balance Sheet Data:
Total assets	$4,674.2	$4,539.9	$4,520.1	$3,518.7	$3,437.5
Short-term debt and current maturities	380.4	296.5	283.3	47.2	20.7
Long-term debt, net of current portion	1,145.7	1,145.5	1,447.4	966.0	978.9
Total debt, net	1,526.1	1,442.0	1,730.7	1,013.2	999.6
Total equity	2,234.6	2,341.0	1,959.2	1,722.1	1,708.4

(1)
During the first quarter of 2014, we acquired 100% of the stock of TDX Group, a data, technology and services company in the United Kingdom that specializes in debt collections and recovery management through the use of analytics, data exchanges and technology platforms. The results of this acquisition have been included in our USIS and International operating segments subsequent to the acquisition. We also purchased Forseva, a provider of end-to-end, cloud-based credit management software solutions. The results of this acquisition have been included in our USIS operating segment subsequent to the acquisition. For additional information about these acquisitions, see Note 4 of the Notes to Consolidated Financial Statements in this report.

(2)
During the first quarter of 2013, we divested two non-strategic business lines, Equifax Settlement Services, which was part of our Mortgage business within the USIS operating segment, and Talent Management Services, which was part of our Employer Services business within our Workforce Solutions operating segment, for a total of $47.5 million. We have presented the Equifax Settlement Services and Talent Management Services operations as discontinued operations for all periods presented. For additional information about these divestitures, see Note 3 of the Notes to Consolidated Financial Statements in this report.

(3)
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

(4)
On December 28, 2012, we acquired certain credit services business assets and operations of Computer Sciences Corporation (the “CSC Credit Services Acquisition”) for $1.0 billion. We financed the acquisition with available cash, the issuance of $500 million of 3.30% ten-year senior notes, and commercial paper borrowings under our CP program. The results of this acquisition are included in our USIS segment after the date of acquisition and were not material for 2012. For additional information, see Note 4 of the Notes to Consolidated Financial Statements in this report.

(5)
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

(6)
On May 31, 2011, we completed the merger of our Brazilian business with Boa Vista Serviços S.A. (“BVS”) in exchange for a 15% equity interest in BVS, which was accounted for as a sale and was deconsolidated.   BVS, an unrelated third-party whose results we do not consolidate, is the second largest consumer and commercial credit information company in Brazil.

(7)
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

Businesses rely on us for consumer and business credit intelligence, credit portfolio management, fraud detection, decisioning technology, marketing tools, and human resources-related services. We also offer a portfolio of products that enable individual consumers to manage their financial affairs and protect their identity. Beginning in 2014, we also provide information, technology and services to support the debt collections and recovery management. Our revenue stream is diversified among businesses across a wide range of industries, international geographies and individual consumers.

Segment and Geographic Information

Segments. The U.S. Information Solutions, or USIS, segment, the largest of our four segments, consists of three product and service lines: Online Information Solutions; Mortgage Solutions; and Financial Marketing Services. Online Information Solutions and Mortgage Solutions revenue is principally transaction-based and is derived from our sales of products such as consumer and commercial credit reporting and scoring, identity management and authentication, fraud detection and modeling services. USIS also markets certain of our decisioning products which facilitate and automate a variety of consumer and commercial credit-oriented decisions. Financial Marketing Services revenue is principally project- and subscription-based and is derived from our sales of batch credit, consumer wealth or demographic information such as those that assist clients in acquiring new customers, cross-selling to existing customers and managing portfolio risk.

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

The International segment consists of Latin America, Europe and Canada. Canada’s products and services are similar to our USIS offerings, while Europe and Latin America are made up of varying mixes of product lines that are in our USIS and North America Personal Solutions reportable segments, as well as information, technology and services for debt collections and recovery management .

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

Geographic Information. We currently operate in the following countries: Argentina, Brazil, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay, and the U.S. Our operations in the Republic of Ireland focus on data handling and customer support activities. We have an investment in the second largest consumer and commercial credit information company in Brazil and offer consumer credit services in India and Russia through joint ventures. Of the countries we operate in, 74% of our revenue was generated in the U.S. during the twelve months ended December 31, 2014.

Key Performance Indicators.   Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. Key performance indicators for the twelve months ended December 31, 2014, 2013 and 2012, include the following:

	Key Performance Indicators Twelve Months Ended December 31,
	2014	2013	2012
	(In millions, except per share data)
Operating revenue	$2,436.4	$2,303.9	$2,073.0
Operating revenue change	6%	11%	10%
Operating income	$638.2	$611.2	$480.0
Operating margin	26.2%	26.5%	23.2%
Net income attributable to Equifax	$367.4	$351.8	$272.1
Diluted earnings per share from continuing operations	$2.97	$2.69	$2.18
Cash provided by operating activities	$616.2	$569.0	$496.3
Capital expenditures	$(86.4)	$(83.3)	$(66.0)

Business Environment and Company Outlook

Demand for our services tends to be correlated to general levels of economic activity, to consumer credit activity, to a lesser extent small commercial credit and marketing activity, in addition to our initiatives to expand our product offering and markets served. In 2014, the United States experienced modest growth in overall economic activity and a year-over-year decline in consumer mortgage activity. In this environment, Equifax revenue growth continued to benefit from our product development and market initiatives which more than offset the declines in mortgage related revenues. In 2015, we continue to expect modest growth in overall economic activity and consumer credit. We expect mortgage market origination activity to grow modestly for the year, largely in the first half, due to continued low interest rates. Internationally, the environment continues to be challenging as various countries address their particular political, fiscal and economic issues. In addition, continued weakening in foreign exchange rates will negatively impact growth in revenue and profit when reported in U.S. dollars. Offsetting these challenges, we expect that our ongoing investments in new product innovation, business execution, enterprise growth initiatives, technology infrastructure, and continuous process improvement will enable us to deliver long-term average organic revenue growth ranging between 6% and 8% with additional growth of 1% to 2% derived from strategic acquisitions consistent with our long term business strategy. We also expect to grow earnings per share at a somewhat faster rate than revenue over time as a result of both operating and financial leverage.

RESULTS OF OPERATIONS —
TWELVE MONTHS ENDED DECEMBER 31, 2014, 2013 AND 2012

Consolidated Financial Results

Operating Revenue from Continuing Operations

	Twelve Months Ended December 31,			Change
				2014 vs. 2013		2013 vs. 2012
Operating Revenue	2014	2013	2012	$	%	$	%
	(In millions)
U.S. Information Solutions	$1,104.8	$1,084.5	$934.4	$20.3	2%	$150.1	16%
International	626.2	537.9	511.0	88.3	16%	26.9	5%
Workforce Solutions	490.1	474.1	442.1	16.0	3%	32.0	7%
North America Personal Solutions	215.3	207.4	185.5	7.9	4%	21.9	12%
Consolidated operating revenue	$2,436.4	$2,303.9	$2,073.0	$132.5	6%	$230.9	11%

Revenue for 2014 increased by 6% compared to 2013. The growth was driven by the acquisition of TDX in the first quarter of 2014 (“TDX Acquisition”) and the impact of strategic growth initiatives across our businesses. The growth was offset by the expected decline in mortgage market activity. The fourth quarter of 2014 benefited from the relative improvement in mortgage activity in the U.S., which declined in the second half of 2013 through 2014, but at a lesser rate in fourth quarter of 2014.  This expected decline reduced reported growth rates in our USIS and Workforce Solutions business units for 2014 as compared to the same period for 2013.  The effect of foreign exchange rates reduced revenue by $34.9 million or 1% in the 2014 compared to 2013.

Revenue for 2013 increased by 11% compared to 2012. The growth was driven by the acquisition of CSC Credit Services in the fourth quarter of 2012 (“CSC Credit Services Acquisition”) and the impact of strategic growth initiatives across our businesses. The growth was offset by the expected net decline in mortgage market activity. The first half of 2013 benefited from the impact of increased mortgage refinancing activity in the U.S., which, as expected, began to decline in the second half of 2013 as compared to the prior year.  This expected decline reduced reported growth rates in our USIS and Workforce Solutions business units for the second half of 2013 as compared to the first half of 2013.  The effect of foreign exchange rates reduced revenue by $20.4 million in the 2013 compared to 2012.

Operating Expenses

	Twelve Months Ended December 31,			Change
				2014 vs. 2013		2013 vs. 2012
Operating Expenses	2014	2013	2012	$	%	$	%
	(In millions)
Consolidated cost of services	$844.7	$787.3	$759.5	$57.4	7%	$27.8	4%
Consolidated selling, general and administrative expenses	751.7	715.8	673.5	35.9	5%	42.3	6%
Consolidated depreciation and amortization expense	201.8	189.6	160.0	12.2	6%	29.6	19%
Consolidated operating expenses	$1,798.2	$1,692.7	$1,593.0	$105.5	6%	$99.7	6%

Cost of Services.  Cost of services increased $57.4 million in 2014 compared to the prior year. The increase in cost of services, when compared to 2013, was due primarily to the acquisition of TDX in the first quarter of 2014 and the 2013 acquisitions. The effect of changes in foreign exchange rates reduced cost of services by $7.7 million.

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

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased $35.9 million in 2014 as compared to 2013.  The increase was due to the impact of the TDX acquisition in the first quarter of 2014 and the 2013 Acquisitions, an increase in litigation and regulatory compliance expenses, including a third quarter 2014 settlement of a legal dispute over certain software license agreements, and an increase in incentives. These increases were partially offset by decreases in marketing and professional services expenses, as well as smaller decreases in expense in various other categories. The impact of changes in foreign currency exchange rates decreased our selling, general and administrative expenses by $6.8 million.

Selling, general and administrative expenses increased $42.3 million in 2013 as compared to 2012.  The increase was due to increased salary, severance, advertising, litigation and regulatory compliance expenses of $56.4 million as well as smaller increases in expense in various categories as we continue to support our business growth.  2013 expenses were also impacted by the CSC Credit Services Acquisition which contributed approximately $19 million of incremental selling, general and administrative expenses some of which are transitional expenses as we integrate the business. These expenses were partially offset by the $38.7 million non-cash pension settlement charge that occurred in the fourth quarter of 2012 and declines in incentive costs.  The impact of changes in foreign currency exchange rates decreased our selling, general and administrative expenses by $4.4 million.

Depreciation and Amortization.    The increase in depreciation and amortization expense in 2014, as compared to 2013, was driven by $18.5 million of incremental expense resulting from the TDX Acquisition primarily related to amortization of purchased intangibles.  The TDX Acquisition amortization is partially offset by certain purchased intangible assets related to the TALX acquisition in 2007 that became fully amortized during the second quarter of 2013.

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

Operating Income and Operating Margin

	Twelve Months Ended December 31,			Change
Operating Income and Operating Margin				2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
	(In millions)
Consolidated operating revenue	$2,436.4	$2,303.9	$2,073.0	$132.5	6%	$230.9	11%
Consolidated operating expenses	1,798.2	1,692.7	1,593.0	105.5	6%	99.7	6%
Consolidated operating income	$638.2	$611.2	$480.0	$27.0	4%	$131.2	27%
Consolidated operating margin	26.2%	26.5%	23.2%		(0.3)pts		3.3	pts

Total company margin decreased slightly in 2014 due to a third quarter 2014 settlement of a legal dispute over certain software license agreements and increased cost of services and acquisition-related amortization expense related to the acquisition of TDX. The decrease was partially offset by a reduction in amortization of certain purchased intangible assets related to our TALX Corporation acquisition in 2007 that became fully amortized during the second quarter of 2013.

In 2013, operating income  increased faster than revenue due to margin improvements in our Workforce Solutions and North America Personal Solutions businesses, reflecting rapid revenue growth and the ability to leverage our existing cost base. Operating income in 2012 was also negatively impacted by the $38.7 million pension settlement recorded during the fourth quarter of 2012.

Interest Expense and Other Income (Expense), net

	Twelve Months Ended December 31,			Change
				2014 vs. 2013		2013 vs. 2012
Consolidated Interest and Other Income (Expense), net	2014	2013	2012	$	%	$	%
	(In millions)
Consolidated interest expense	$(68.6)	$(70.2)	$(55.4)	$1.6	(2)%	$(14.8)	27%
Consolidated other income (expense), net	4.6	(10.6)	6.7	15.2	nm	(17.3)	nm

Average cost of debt	4.3%	4.6%	5.3%
Total consolidated debt, net, at year end	$1,526.1	$1,442.0	$1,730.7	$84.1	6%	$(288.7)	(17)%

Interest expense decreased slightly in 2014, when compared to 2013, due to the pay-off of our 7.34% Notes and 4.45% Senior Notes during 2014.  Our consolidated debt balance increased, as compared to the prior year, as a result of commercial paper issued to fund the majority of the acquisition price of TDX.  The decrease in the average cost of debt for 2014 is due to the pay-off of our 7.34% Notes and 4.45% Senior Notes and additional low rate commercial paper outstanding on average, which caused the average cost of debt to decrease as compared to the prior year.

 Interest expense increased in 2013, when compared to 2012, due to the issuance of $500 million of 3.30% ten-year senior notes in December 2012 to fund the CSC Credit Services Acquisition.  Our consolidated debt balance decreased, as compared to the prior year, as a result of paying down $265.0 million of commercial paper during 2013 that was used to partially fund the CSC Credit Services Acquisition.  The decrease in the average cost of debt for 2013 is due to the issuance of the $500 million senior notes at a low interest rate and additional low rate commercial paper outstanding on average, which caused the average cost of debt to decrease as compared to the prior year.

The increase in other income (expense), net, in 2014 is due to the impairment of our cost method investment representing a 15% equity interest in Boa Vista Servicos S.A. (“BVS”) recorded in 2013, which did not recur in 2014. Other income (expense), net in 2014 also includes $7.0 million in foreign exchange losses related to dividends declared by our subsidiary in Argentina and losses incurred in repatriating these funds.  These losses were partially offset by an increase in our equity in the earnings of our Russian joint venture.

The decrease in other income (expense), net, in 2013 is due to the impairment of our cost method investment representing a 15% equity interest in BVS recorded in 2013.   During the fourth quarter of 2013, the management of BVS revised its near-term outlook and its operating plans to reflect reduced near-term market expectations for credit information services in Brazil and increased investment needed to achieve its strategic objectives.  As a result of these changes, and the associated near-term changes in cash flow expected from the business, we recorded a 40 million Brazilian Reais ($17.0 million) impairment of our original investment of 130 million Brazilian Reais.  If the economic growth in Brazil remains at lower than trend levels for an extended period or if BVS is unsuccessful in effectively implementing its strategy, further write-downs could be recognized in future periods. Other income (expense), net in 2013 also includes $6.5 million in foreign exchange losses related to dividends declared by our subsidiary in Argentina and losses incurred in repatriating these funds.  These losses were partially offset by an increase in our equity in the earnings of our Russian joint venture.

Income Taxes

	Twelve Months Ended December 31,			Change
				2014 vs. 2013		2013 vs. 2012
Provision for Income Taxes	2014	2013	2012	$	%	$	%
	(In millions)
Consolidated provision for income taxes	$(200.2)	$(188.9)	$(156.0)	$(11.3)	6%	$(32.9)	21%
Effective income tax rate	34.9%	35.6%	36.2%

Overall, our effective tax rate was 34.9% for 2014, down from 35.6% for the same period in 2013.  The 2014 rate benefited by 1.1% as compared to the 2013 rate due to the favorable impact of 2014 international, permanent and discrete items.  The 2014 effective rate increased by 0.4% as compared to 2013 due to increases in state income tax rates, which became effective or enacted in 2014. We expect our effective tax rate in 2015 to be in the range of 35% to 36%.

Our effective tax rate was 35.6% for 2013, down from 36.2% for the same period in 2012.  The 2013 rate benefited by 3.7% as compared to the 2012 rate due to the unfavorable impact in 2012 of certain one-time effects caused by certain international tax planning implemented during 2012.  This was offset by a one-time 2.8% benefit in 2012 associated with a tax method change approved by tax authorities in 2012.  The 2013 effective rate increased by 0.6% as compared to 2012 due to increases in state income tax rates, which became effective in 2013.

Net Income

	Twelve Months Ended December 31,			Change
				2014 vs. 2013		2013 vs. 2012
Net Income	2014	2013	2012	$	%	$	%
	(In millions, except per share amounts)
Consolidated operating income	$638.2	$611.2	$480.0	$27.0	4%	$131.2	27%
Consolidated other expense, net	(64.0)	(80.8)	(48.7)	16.8	(21)%	(32.1)	66%
Consolidated provision for income taxes	(200.2)	(188.9)	(156.0)	(11.3)	6%	(32.9)	21%
Consolidated net income from continuing operations	374.0	341.5	275.3	32.5	10%	66.2	24%
Discontinued operations, net of tax	—	18.4	5.5	(18.4)	(100)%	12.9	235%
Net income attributable to noncontrolling interests	(6.6)	(8.1)	(8.7)	1.5	(19)%	0.6	(7)%
Net income attributable to Equifax	$367.4	$351.8	$272.1	$15.6	4%	$79.7	29%
Diluted earnings per common share
Net income from continuing operations attributable to Equifax	$2.97	$2.69	$2.18	$0.28	10%	$0.51	23%
Discontinued operations attributable to Equifax	—	0.15	0.04	(0.15)	(100)%	0.11	275%
Net income attributable to Equifax	$2.97	$2.84	$2.22	$0.13	5%	$0.62	28%
Weighted-average shares used in computing diluted earnings per share	123.5	123.7	122.5

Consolidated net income from continuing operations increased by $32.5 million, or 10%, in 2014 compared to 2013 due to increased operating income in our USIS, Workforce Solutions and North America Personal Solutions operating segments, and a lower effective income tax rate, partially offset by declines in the International operating segment. The increase in net income attributable to Equifax for 2014, as compared to the prior year, was partially offset by the absence of earnings from the discontinued operations, including a gain on the disposition of those operations, which benefited the prior year period.

Consolidated net income from continuing operations increased by $66.2 million, or 24%, in 2013 compared to 2012 due to increased operating income in all four of our operating segments, net of associated income taxes and higher interest expense, as a result of our CSC Credit Services Acquisition. Net income attributable to Equifax for 2013, as compared to the prior year, also benefited from increased income from discontinued operations, driven by an $18.4 million gain, after tax, on the sale of our Talent Management Services and Equifax Settlement Services business lines. This gain was primarily the result of an income tax benefit of $18.1 million, including $14.3 million of current tax benefits.  This increase was partially offset by the absence of earnings from the discontinued operations which benefited the prior year period.

Segment Financial Results

U.S. Information Solutions

	Twelve Months Ended December 31,			Change
U.S. Information Solutions				2014 vs. 2013			2013 vs. 2012
	2014	2013	2012	$	%		$	%
	(In millions)
Operating revenue:
Online Information Solutions	$801.3	$770.3	$676.1	$31.0	4%		$94.2	14%
Mortgage Solutions	105.7	114.3	94.5	(8.6)	(8)%		19.8	21%
Financial Marketing Services	197.8	199.9	163.8	(2.1)	(1)%		36.1	22%
Total operating revenue	$1,104.8	$1,084.5	$934.4	$20.3	2%		$150.1	16%
% of consolidated revenue	45%	47%	45%
Total operating income	$428.2	$410.0	$355.9	$18.2	4%		$54.1	15%
Operating margin	38.8%	37.8%	38.1%		1.0	pts		(0.3)pts

U.S. Information Solutions revenue increased 2% in 2014 as compared to the prior year. Solid growth from strategic product and market penetration as well as pricing initiatives were partially offset by the expected decline in mortgage market activity compared to the first half of 2013 when mortgage refinancing activity was still high.

U.S. Information Solutions revenue increased 16% in 2013 as compared to the prior year. The CSC Credit Services Acquisition contributed to 14% of the revenue growth in 2013.  The remaining growth resulted from strategic product and market penetration as well as pricing initiatives in the mortgage market more than offseting the decline from lower mortgage market activity in 2013.

Online Information Solutions.   Revenue for 2014 increased 4% when compared to the prior year. Core credit report transaction volume increased 12% in 2014 compared to the prior year due to increased volumes to customers in the financial services market, auto industry and our key client program. The period also benefited from growth in our identity and fraud solutions business. These increases were partially offset by lower average unit revenue due to a less favorable mix of business and a lower proportion of reports sold into the mortgage resale market.

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

Mortgage Solutions.   Revenue decreased 8% in 2014 when compared to prior year due primarily to the expected lower mortgage refinancing activity.

Revenue increased 21% in 2013 when compared to the prior year period, due primarily to the incremental revenue resulting from the CSC Credit Services Acquisition, which contributed 18% of the growth in 2013. Revenue also benefited from an increase in new product sales and market share gains from existing customers.

Financial Marketing Services.   Revenue decreased 1% in 2014 as compared to 2013. The decline was driven by one-time revenue recognized in 2013 related to the collection of amounts billed in 2012 which did not recur in 2014. The decline is partially offset by strong growth in our customer base for our wealth-based consumer information services products.

Revenue increased $36.1 million, or 22%, in 2013, as compared to 2012. Revenue related to the CSC Credit Services Acquisition contributed approximately 11% of the revenue growth in 2013, with the remainder coming from account acquisition and analytical services products delivered to members of our key client program. Revenue also benefited from the collection of certain reserved billings related to both 2013 and 2012.

U.S. Information Solutions Operating Margin.   USIS operating margin increased to 38.8% in 2014 as compared to 2013 of 37.8%. Margin expansion resulted from realized synergies related to our CSC Credit Services Acquisition completed at the end of 2012 including certain transitional expenses in 2013 that did not recur in 2014. The increase in margin for 2014 was partially offset by a third quarter 2014 settlement of a legal dispute over certain software license agreements of $7.9 million. USIS operating margin decreased to 37.8% in 2013 as compared to 2012 of 38.1%. Margin expansion from revenue growth was more than offset by increased depreciation and amortization expense and certain transitional expenses, both related to the CSC Credit Services Acquisition, and increased investments in growth initiatives. The increased depreciation and amortization expense was primarily a result of the additional $49.1 million in 2013 of acquisition-related amortization expense related to the CSC Credit Services Acquisition.

International

	Twelve Months Ended December 31,			Change
				2014 vs. 2013		2013 vs. 2012
International	2014	2013	2012	$	%	$	%
	(In millions)
Operating revenue:
Latin America	$192.2	$194.3	$187.4	$(2.1)	(1)%	$6.9	4%
Europe	279.8	188.0	169.7	91.8	49%	18.3	11%
Canada	154.2	155.6	154.0	(1.4)	(1)%	1.6	1%
Total operating revenue	$626.2	$537.9	$511.1	$88.3	16%	$26.8	5%
% of consolidated revenue	26%	23%	25%
Total operating income	$140.4	$157.3	$152.8	$(16.9)	(11)%	$4.5	3%
Operating margin	22.4%	29.2%	29.9%		(6.8)pts		(0.7)pts

International revenue increased by 16% in 2014 as compared to 2013. Local currency international revenue increased by 23% in 2014 as compared to prior year. Local currency revenue grew 15% as a result of our first quarter 2014 acquisition of TDX and our fourth quarter 2013 acquisitions in Paraguay and Mexico. Local currency revenue increased 8% due to organic growth across the geographies, primarily the U.K., Argentina, and Canada. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $34.9 million, or 7%.

International revenue increased by 5% in 2013 as compared to 2012. Local currency revenue increased 10% due to growth across the geographies, primarily the U.K., Argentina, and Canada. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $20.5 million, or 4%.

Latin America. Local currency revenue increased 18% in 2014 driven by growth in Argentina, Peru, Chile, Uruguay and Ecuador. Approximately half of this growth was organic growth in Argentina and other countries, while the other half resulted from the fourth quarter 2013 acquisitions in Paraguay and Mexico. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $37.4 million, or 19%, in 2014, most notably due to depreciation in the foreign exchange rate of the Argentine peso. Reported revenue decreased 1% in 2014.

In local currency, revenue growth was 12% in 2013 as compared to 2012 driven most significantly by growth in Argentina and to a lesser extent growth in Paraguay, Ecuador and Uruguay.  This growth was offset by a modest decline in Chile in the first half of 2013 due to regulatory changes in the allowable uses of credit information, which impact on year over year comparisons was anniversaried late in the first half of 2013.  Local currency fluctuations against the U.S. dollar negatively impacted revenue by $15.6 million, or 8%, in 2013 principally due to depreciation in the foreign exchange rate of the Argentine peso. Reported revenue increased 4% in 2013 as compared to the prior year.

Europe.   Local currency revenue growth was 42% in 2014 primarily due to the acquisition of TDX in the first quarter of 2014 which represented 33 percentage points of the growth in 2014. The remaining 9 percentage points of the growth were driven by increased revenue in the U.K. across most product segments, despite continued challenging economic conditions. Local currency fluctuations against the U.S. dollar positively impacted revenue by $13.6 million, or 7%, for 2014. Reported revenue increased 49% in 2014.

Local currency revenue increased 11% in 2013 compared to the same periods in 2012. The revenue growth was driven by increased revenue in the U.K., most notably from personal solutions offerings and from consumer credit information sold into new vertical markets, and in Spain from analytical services and new vertical market penetration, despite continued challenging economic conditions in both countries.  Local currency fluctuations against the U.S. dollar negatively impacted revenue by $0.1 million. Reported revenue also increased 11% in 2013.

Canada.   Local currency revenue increased 6% in 2014 compared to 2013, primarily due to new customers within marketing and decision solutions and monitoring services as a result of breach business, as well as, growth in information services.  Local currency fluctuations against the U.S. dollar negatively impacted revenue by $11.1 million, or 7%, in 2014. Reported revenue decreased 1% in 2014.

Local currency revenue increased 4% in 2013 compared to 2012 primarily due to new customers within our technology services sector along with growth in information and analytical services.   Local currency fluctuations against the U.S. dollar negatively impacted revenue by $4.7 million, or 3%, which resulted in 1% reported revenue growth in 2013 as compared to 2012.

International Operating Margin.   Operating margin decreased to 22.4% in 2014 as compared to 29.2% in 2013. The decline primarily resulted from the recent acquisitions, including increased acquisition-related amortization expense of $23.3 million in 2014, related to the recent acquisitions. The decline in margin was also a result of inflation-driven pressures on margin in Argentina. Operating margin decreased in 2013 as compared to 2012 as the revenue growth was more than offset by increased investments in new business and strategic initiatives across most geographies in order to support future revenue growth.

Workforce Solutions

	Twelve Months Ended December 31,			Change
				2014 vs. 2013			2013 vs. 2012
Workforce Solutions	2014	2013	2012	$	%		$	%
	(In millions)
Operating Revenue:
Verfication Services	$292.6	$279.3	$258.5	$13.3	5%		$20.8	8%
Employer Services	197.5	194.8	183.6	2.7	1%		11.2	6%
Total operating revenue	$490.1	$474.1	$442.1	$16.0	3%		$32.0	7%
% of consolidated revenue	20%	21%	21%
Total operating income	$160.7	$142.6	$106.6	$18.1	13%		$36.0	34%
Operating margin	32.8%	30.1%	24.1%		2.7	pts		6.0	pts

Verification Services.   Revenue increased 5% in 2014 compared to prior year, due to strong growth in non-mortgage verticals, which was partially offset by the expected decline in mortgage-related verification revenue in 2014 driven by the anticipated decline in mortgage market activity in 2014. The revenue growth in non-mortgage verticals was primarily a result of increased revenue mostly related to government, pre-employment and auto segments.

Revenue increased 8% in 2013 compared to the prior year period.  In 2013, strong growth in non-mortgage verticals was offset by a slight decline in mortgage-related verification revenue due to the expected decline in mortgage market activity in the second half of 2013.  The growth in non-mortgage verticals was primarily a result of increased revenue mostly related to government, pre-employment and consumer finance customer segments.

Employer Services.   Revenue grew 1% in 2014, as compared to 2013. Revenue growth was due to growth in our transaction-based services business and workforce analytics business. The growth in 2014 was partially offset by lower unemployment claims activity and a decline in revenue related to the non-renewal of the federal Work Opportunity Tax Credit program in 2014.

2013 revenue increased 6% as compared to 2012. Revenue growth due to the renewal of the federal Work Opportunity Tax Credit program at the end of 2012 and growth in our transaction-based services business was partially offset by lower overall claims activity in our unemployment cost management business and the expiration of the HIRE Act tax credit.

Workforce Solutions Operating Margin.   Operating margin for 2014 increased compared to prior year. Margin expansion in 2014 was driven by a higher mix of high margin business compared to 2013, as well as cost management initiatives executed during the year. Margin improvement was also driven by lower acquisition-related amortization due to certain purchased intangible assets related to our TALX Corporation acquisition in 2007 that became fully amortized during the second quarter of 2013. Operating margin for 2013 increased significantly compared to 2012. Margin expansion was driven by strong revenue growth in products with a high degree of fixed costs, strategic initiatives implemented to reduce costs, and from lower acquisition-related amortization.

North America Personal Solutions

	Twelve Months Ended December 31,			Change
North America Personal Solutions				2014 vs. 2013			2013 vs. 2012
	2014	2013	2012	$	%		$	%
	(In millions)
Total operating revenue	$215.3	$207.4	$185.5	$7.9	4%		$21.9	12%
% of consolidated revenue	9%	9%	9%
Total operating income	$66.8	$58.6	$50.4	$8.2	14%		$8.2	16%
Operating margin	31.0%	28.2%	27.2%		2.8	pts		1.0	pts

Revenue increased 4% for 2014, as compared to prior year, principally due to the acquisition of TrustedID in the third quarter of 2013 and subscription revenue in Canada. Direct to consumer, Equifax-branded U.S.-based subscription service revenue was up 1% in 2014 as a result of higher average revenue per subscriber. This growth was largely offset by declines primarily in transaction revenue, as well as revenue from legacy partners and breach. Operating margin increased in 2014 as compared to prior year, as increased salaries, legal expenses and acquisition-related amortization due to the acquisition of TrustedID in the third quarter of 2013 was more than offset by lower marketing expenses.

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

General Corporate Expense

	Twelve Months Ended December 31,			Change
				2014 vs. 2013		2013 vs. 2012
General Corporate Expense	2014	2013	2012	$	%	$	%
	(In millions)
General corporate expense	$157.9	$157.3	$185.8	$0.6	—%	$(28.5)	(15)%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, including shared services, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance. General corporate expense was comparable to 2013.

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

Sources and Uses of Cash

Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity. We expect that funds generated from results of operations will be sufficient to finance our anticipated working capital and other cash requirements (such as capital expenditures, interest payments, debt payments, potential pension funding contributions and dividend payments) for the foreseeable future. In the event that credit market conditions were to deteriorate, we would rely more heavily on borrowings from the Senior Credit Facility, as described below. At December 31, 2014, $368.8 million was available to borrow under our Senior Credit Facility. Our Senior Credit Facility does not include a provision under which lenders could refuse to allow us to borrow under this facility in the event of a material adverse change in our financial condition, as long as we are in compliance with the covenants contained in the lending agreement.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the twelve months ended December 31, 2014, 2013 and 2012:

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(In millions)
Operating activities	$616.2	$569.0	$496.3	$47.2	$72.7
Investing activities	$(429.3)	$(136.3)	$(1,083.6)	$(293.0)	$947.3
Financing activities	$(283.4)	$(333.1)	$606.3	$49.7	$(939.4)

Operating Activities

Cash provided by operating activities for 2014 increased by $47.2 million over the prior year.  Cash provided from net income, excluding the impact of the 2013 divestitures, the impairment of our cost method investment in 2013, the impact of depreciation and amortization and stock based compensation expense, increased $35.9 million. The remaining increase in cash from operations was driven by changes in net working capital in 2014 as compared to 2013.

Cash provided by operating activities for 2013 increased by $72.7 million compared to 2012.  Cash provided from net income, excluding the impact of the 2013 divestitures, the impairment of our cost method investment in 2013, the impact of the 2012 pension settlement, and adjusting for an increase in amortization expense resulting from the CSC Credit Services Acquisition, increased $65.3 million.  This increase in cash from operations was driven by the increase in net income in 2013 as compared to 2012.

Fund Transfer Limitations.   The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited, in some cases, by certain restrictions imposed by foreign governments, such as Argentina; these restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends. We currently hold $123.4 million of cash in our foreign subsidiaries.

Investing Activities

	Twelve Months Ended December 31,			Change
Net cash used in:	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(In millions)
Capital expenditures	$(86.4)	$(83.3)	$(66.0)	$(3.1)	$(17.3)

Our capital expenditures are used for developing, enhancing and deploying new and existing software in support of our expanding product set, replacing or adding equipment, updating systems for regulatory compliance, licensing of standard software applications, investing in system reliability, security and disaster recovery enhancements, and updating or expanding our office facilities.
 Capital expenditures in 2014 were not materially different from 2013 as we are continuing to invest in new products and technology infrastructure. Capital expenditures in 2013 increased from 2012 as we continued to invest in new products and technology infrastructure.

Acquisitions, Divestitures and Investments

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(In millions)
Acquisitions, net of cash acquired	$(341.0)	$(91.4)	$(1,016.4)	$(249.6)	$925.0
Cash received from divestitures	$0.6	$47.5	$2.5	$(46.9)	$45.0
Investment in unconsolidated affiliates, net	$(2.5)	$(9.1)	$(3.7)	$6.6	$(5.4)

2014 Acquisitions and Investments. During the first quarter of 2014, we acquired TDX, included as part of our International operating segment, and Forseva, included as part of our USIS operating segment. During the first quarter of 2013, we divested two non-strategic business lines, Equifax Settlement Services which was part of our Mortgage business within the USIS operating segment and Talent Management Services which was part of our Employer Services business within our Workforce Solutions operating segment, for a total of $47.5 million. $3.5 million of the proceeds of the sale of Talent Management Services was placed into an escrow account to be released to us at a later date. During 2014, we received $0.6 million of the proceeds from the escrow.

We invested $2.5 million in our joint venture in India during 2014. This investment was more than offset by dividends received from our joint venture in Russia.

2013 Acquisitions and Investments.   During the third quarter of 2013, we acquired TrustedID, a direct-to-consumer identity protection business that is included as part of our North America Personal Solutions business unit. During the fourth quarter of 2013, we completed two acquisitions in Paraguay and Mexico in the Latin America region of our International segment.

In the first quarter of 2013, we divested of two non-strategic business lines, as discussed above, for a total of $47.5 million. $3.5 million of the proceeds of the sale of Talent Management Services was placed into an escrow account and will be released to us 18 months after the transaction date.  We also divested of three other small non-strategic operations.

We invested $8.0 million in our joint ventures in 2013 to increase our percentage ownership interest in Russia, and as a general capital call in India, as well as $1.1 million in another international entity.

For additional information about our acquisitions, see Note 4 of the Notes to Consolidated Financial Statements in this report.

2012 Acquisitions and Investments. On December 28, 2012, as a part of our long-term growth strategy of expanding our USIS business, we acquired certain credit services business assets and operations of Computer Sciences Corporation (“CSC Credit Services”) for $1.0 billion. We financed the acquisition with available cash, the issuance of $500 million of 3.30% ten-year senior notes, and commercial paper borrowings under our CP program. The results of this acquisition are included in our USIS segment.

To further broaden our product offerings, during the twelve months ended December 31, 2012, we completed a number of smaller acquisitions of information services businesses in the European and Latin American regions of our International segment. The results of these acquisitions are not material.

During the second quarter of 2010, we sold our APPRO product line, generating cash proceeds of approximately $67 million. Approximately $5 million of the purchase price was paid by the acquirer into an escrow account that was released to us, upon the satisfaction of certain conditions, over the two year period following the sale. We received the final payment of $2.5 million from the escrow account during the second quarter of 2012. During 2012, we also invested $3.7 million in our joint venture in Russia.

Financing Activities

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(In millions)
Net short-term borrowings (repayments)	$379.9	$(267.3)	$234.1	$647.2	$(501.4)
Payments on long-term debt	$(290.0)	$(15.0)	$(15.2)	$(275.0)	$0.2
Proceeds from issuance of long-term debt	$—	$—	$499.2	$—	$(499.2)

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

At December 31, 2014, there were no borrowings outstanding under our Senior Credit Facility and $379.7 million of commercial paper notes and $1.5 million of letters of credit outstanding. At December 31, 2014, a total of $368.8 million was available under our Senior Credit Facility.

At December 31, 2014, approximately 75% of our debt was fixed rate and 25% was effectively variable rate. Our variable-rate debt consists of our issued commercial paper, which bears short-term interest rates based on the CP market for investment grade issuers. The interest rates reset periodically, depending on the terms of the respective financing arrangements. At December 31, 2014, interest rates on our variable-rate debt ranged from 0.38% to 0.60%.

Borrowing and Repayment Activity.   Net short-term borrowings (repayments) primarily represent borrowings or repayments of outstanding amounts under our CP program. We primarily borrow under our CP program, as needed and availability allows.

The increase in net short-term borrowings (repayments) primarily reflects the borrowing of CP notes in the first quarter of 2014 to fund the acquisition of TDX, as well as the 2014 pay-off of our $15.0 million 7.34% Notes and $275.0 million 4.45% Senior Notes, outstanding at December 31, 2013, with borrowings under our CP program. The decrease in net short-term borrowings (repayments) in 2013 primarily reflects the repayment of $265.0 million of CP notes that were outstanding as of December 31, 2012.

The increase in payments on long-term debt in 2014 reflects the pay-off of our $15.0 million 7.34% Notes and $275.0 million 4.45% Senior Notes, outstanding at December 31, 2013, with borrowings under our CP program.

On December 17, 2012, we received proceeds of $499.2 million from the issuance of ten-year senior notes with a stated interest rate of 3.30% in an underwritten public offering. Interest is payable semi-annually in arrears on December 15 and June 15 of each year. We used the net proceeds of the sale of the notes to partially finance the acquisition of CSC Credit Services in December 2012.

Debt Covenants.   Our outstanding indentures and comparable instruments contain customary covenants including, for example, limits on secured debt and sale/leaseback transactions. In addition, our Senior Credit Facility requires us to maintain a maximum leverage ratio of not more than 3.5 to 1.0, and limits the amount of subsidiary debt. Our leverage ratio was 1.74 at December 31, 2014. None of these covenants are considered restrictive to our operations and, as of December 31, 2014, we were in compliance with all of our debt covenants.

We do not have any credit rating triggers that would accelerate the maturity of a material amount of our outstanding debt; however, our 6.3% Senior Notes due 2017, 3.3% Senior Notes due 2022 and 7.0% Senior Notes due 2037 (together, the “Senior Notes”) contain change in control provisions. If we experience a change of control or publicly announce our intention to effect a change of control and the rating on the senior notes is lowered by Standard & Poor’s, or S&P, and Moody’s Investors Service, or Moody’s, below an investment grade rating within 60 days of such change of control or notice thereof, then we will be required to offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest.

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

Long-term ratings of BBB- and Baa3 or better by S&P and Moody’s, respectively, reflect ratings on debt obligations that fall within a band of credit quality considered to be “investment grade”. At December 31, 2014, the long-term ratings for our obligations were BBB+ and Baa1, which are consistent with the ratings and outlooks which existed at December 31, 2013. A downgrade in our credit rating would increase the cost of borrowings under our CP program and credit facilities, and could limit, or in the case of a significant downgrade, preclude our ability to issue CP. If our credit ratings were to decline to lower levels, we could experience increases in the interest cost for any new debt. In addition, the market’s demand for, and thus our ability to readily issue, new debt could become further affected by the economic and credit market environment.

For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 6 of the Notes to Consolidated Financial Statements in this report.

Equity Transactions

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(In millions)
Treasury stock purchases	$(301.6)	$(11.9)	$(85.1)	$(289.7)	$73.2
Dividends paid to Equifax shareholders	$(121.2)	$(106.7)	$(86.0)	$(14.5)	$(20.7)
Dividends paid to noncontrolling interests	$(7.9)	$(10.5)	$(4.8)	$2.6	$(5.7)
Proceeds from exercise of stock options	$39.7	$47.8	$68.3	$(8.1)	$(20.5)
Excess tax benefits from stock-based compensation plans	$17.7	$14.6	$1.7	$3.1	$12.9
Contributions from noncontrolling interests	$—	$16.7	$—	$(16.7)	$16.7

Sources and uses of cash related to equity during the twelve months ended December 31, 2014, 2013 and 2012 were as follows:

•
Under share repurchase programs authorized by our Board of Directors, we repurchased 3.9 million, 0.2 million, and 1.9 million common shares during the twelve months ended December 31, 2014, 2013 and 2012, respectively, for $301.6 million, $11.9 million and $85.1 million, respectively, at an average price per common share of $76.55, $59.74 and $45.73, respectively. At December 31, 2014, under the existing board authorization, the Company is approved for additional stock repurchases valued at $313.5 million.

•
During the twelve months ended December 31, 2014, 2013 and 2012, we paid cash dividends to Equifax shareholders of $121.2 million, $106.7 million and $86.0 million, respectively, at $1.00 per share for 2014, $0.88 per share for 2013 and $0.72 per share for 2012.

Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual obligations and commitments as of December 31, 2014. The table excludes commitments that are contingent based on events or factors uncertain at this time. Some of the excluded commitments are discussed below the footnotes to the table.

	Payments due by
	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
	(In millions)
Debt (1)	$1,527.9	$380.4	$272.5	$—	$875.0
Operating leases (2)	98.2	17.0	22.7	13.9	44.6
Data processing, outsourcing agreements and other purchase obligations (3)	57.7	40.3	12.7	2.8	1.9
Other long-term liabilities (4) (6)	113.3	7.5	12.7	11.2	81.9
Interest payments (5)	686.3	61.4	111.1	85.2	428.6
	$2,483.4	$506.6	$431.7	$113.1	$1,432.0

(1)
The amounts are gross of unamortized discounts totaling $(1.8) million at December 31, 2014. Total debt on our Consolidated Balance Sheets is net of the unamortized discounts and fair value adjustments. There were no fair value adjustments to our debt at December 31, 2014.

(2)	Our operating lease obligations principally involve office space and equipment, which include the ground lease associated with our headquarters building that expires in 2048.

(3)
These agreements primarily represent our minimum contractual obligations for services that we outsource associated with our computer data processing operations and related functions, and certain administrative functions. These agreements expire between 2015 and 2023.

(4)
These long-term liabilities primarily relate to obligations associated with certain pension, postretirement and other compensation-related plans, some of which are discounted in accordance with U.S. generally accepted accounting principles, or GAAP. We made certain assumptions about the timing of such future payments. In the table above, we have not included amounts related to future pension plan obligations, as such required funding amounts beyond 2015 have not been deemed necessary due to our current expectations regarding future plan asset performance.

(5)
For future interest payments on variable-rate debt, which are generally based on a specified margin plus a base rate (LIBOR) or on CP rates for investment grade issuers, we used the variable rate in effect at December 31, 2014 to calculate these payments. Our variable rate debt at December 31, 2014, consisted of CP and borrowings under our credit facilities. Future interest payments related to our Senior Credit Facility and our CP program are based on the borrowings outstanding at December 31, 2014 through their respective maturity dates, assuming such borrowings are outstanding until that time. The variable portion of the rate at December 31, 2014 ranged from 0.38% to 0.60% for all of our variable-rate debt. Future interest payments may be different depending on future borrowing activity and interest rates.

(6)
This table excludes $23.3 million of unrecognized tax benefits, including interest and penalties, as we cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities.

Off-Balance Sheet Transactions

We do not engage in off-balance sheet financing activities.

Pursuant to the terms of certain industrial revenue bonds, we have transferred title to certain of our fixed assets with total costs of $92.3 million and $82.6 million, as of December 31, 2014 and 2013, respectively, to a local governmental authority in the U.S. to receive a property tax abatement related to economic development. The title to these assets will revert back to us upon retirement or cancellation of the applicable bonds. These fixed assets are still recognized on the Company’s Consolidated Balance Sheets as all risks and rewards remain with the Company.

Letters of Credit and Guarantees

We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit was not material at December 31, 2014, and all have a remaining maturity of one year or less. Guarantees are issued from time to time to support the needs of our operating units. The maximum potential future payments we could be required to make under the guarantees is not material at December 31, 2014.

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

At December 31, 2014, the USRIP met or exceeded ERISA’s minimum funding requirements. During the twelve months ended December 31, 2014 and 2013, we did not make any contributions to the USRIP.  We contributed $1.2 million and $2.6 million to the CRIP during the twelve months ended December 31, 2014 and 2013, respectively. In the future, we will make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and liquidity needs. We believe additional funding contributions, if any, would not prevent us from continuing to meet our liquidity needs, which are primarily funded from cash flows generated by operating activities, available cash and cash equivalents, and our credit facilities.

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

Seasonality

We experience seasonality in certain of our revenue streams. Revenue generated from the Employer Services business unit within the Workforce Solutions operating segment is generally higher in the first quarter due primarily to the provision of Form W-2 preparation services, which occur in the first quarter each year. Revenue from our Online Information Solutions and Mortgage Solutions business units tends to increase in periods of the year in which our customers have higher volumes of credit granting decisions, most commonly the second and third calendar quarters. Revenues in our Financial Marketing Services business line within USIS are typically highest in the fourth quarter each year due to the timing of certain significant annual renewals of project-based agreements. On a consolidated basis, combining all of these businesses, and assuming normal economic conditions, first quarter revenue is normally the lowest quarterly revenue of the year, and the fourth quarter is the highest.

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

The debt collections and recovery management revenue is calculated as a percentage of debt collected on behalf of the customer and, as such, is primarily recognized when the cash is collected assuming all  other revenue recognition criteria are met.

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

In addition, as stated above, the determination of certain of our marketing information services and tax management services revenue requires the use of estimates, principally related to transaction volumes in instances where these volumes are reported to us by our clients on a monthly basis in arrears. In these instances, we estimate transaction volumes based on average actual volumes reported in the past. Differences between our estimates and actual final volumes reported are recorded in the period in which actual volumes are reported.

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

Goodwill and Indefinite-Lived Intangible Assets

We review goodwill and indefinite lived intangible assets for impairment annually (as of September 30) and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance or trends, competition, or sale or disposition of a significant portion of a reporting unit. We have eight reporting units comprised of U.S. Information Solutions (which includes part of Online Information Solutions, Mortgage Solutions and Financial Marketing Services), Identity Management (part of Online Information Solutions), Europe, Latin America, Canada, North America Personal Solutions, Verification Services, and Employer Services.

The goodwill balance at December 31, 2014, for our eight reporting units was as follows:

December 31,
2014
(In millions)
Online Information Solutions	$1,059.5
ID Management	61.1
Europe	282.6
Latin America	238.2
Canada	41.1
North America Personal Solutions	16.7
Verification Services	738.6
Employer Services	169.0
Total goodwill	$2,606.8

Qualitative Assessments

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

Quantitative Assessments

In determining the fair value the ID Management and Europe reporting units for which we performed a quantitative test, we used a combination of the income and market approaches to estimate the reporting unit’s business enterprise value.

Judgments and Uncertainties

Under the income approach, we calculate the fair value of a reporting unit based on estimated future discounted cash flows which require assumptions about short and long-term revenue growth rates, operating margins for each reporting unit, discount rates, foreign currency exchange rates and estimates of capital charges. The assumptions we use are based on what we believe a hypothetical marketplace participant would use in estimating fair value. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings before income taxes, depreciation and amortization, for benchmark companies. We believe the benchmark companies used for each of the reporting units serve as an appropriate input for calculating a fair value for the reporting unit as those benchmark companies have similar risks, participate in similar markets, provide similar services for their customers and compete with us directly. The companies we use as benchmarks are principally outlined in our “Competition” discussion in Item 1 of this Form 10-K. Data for the benchmark companies was obtained from publicly available information. Europe and ID Management have benchmark companies that conduct operations of businesses of a similar type, such as Experian Group Limited and Fair Isaac Corporation. Valuation multiples were selected based on a financial benchmarking analysis that compared the reporting unit’s operating result with the comparable companies’ information. In addition to these financial considerations, qualitative factors such as variations in growth opportunities and overall risk among the benchmark companies were considered in the ultimate selection of the multiple.

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

The estimated fair value of the reporting unit is highly sensitive to changes in these projections and assumptions; therefore, in some instances changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. For example, an increase in the discount rate and decline in the projected cumulative cash flow of a reporting unit could cause the fair value of certain reporting units to be below its carrying value. We perform sensitivity analyses around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values. Ultimately, future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. The excess of fair value over carrying value for the Company’s reporting units that were valued as of September 30, 2014, were 34% and 45%.

No new indicators of impairment existed during the fourth quarter of 2014, thus no impairment testing was updated as of December 31, 2014.

 Effect if actual results differ from assumptions — We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to an impairment charge that could be material.

Loss Contingencies

We are subject to various proceedings, lawsuits and claims arising in the normal course of our business. We determine whether to disclose and/or accrue for loss contingencies based on our assessment of whether the potential loss is estimable, probable, reasonably possible or remote.

Judgments and uncertainties — We periodically review claims and legal proceedings and assess whether we have potential financial exposure based on consultation with internal and outside legal counsel and other advisors. If the likelihood of an adverse outcome from any claim or legal proceeding is probable and the amount can be reasonably estimated, we record a liability on our Consolidated Balance Sheets for the estimated amount. If the likelihood of an adverse outcome is reasonably possible, but not probable, we provide disclosures related to the potential loss contingency. Our assumptions related to loss contingencies are inherently subjective.

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

We also use our judgment to determine whether it is more likely than not that we will sustain positions that we have taken on tax returns and, if so, the amount of benefit to initially recognize within our financial statements. We review our uncertain tax positions and adjust our unrecognized tax benefits in light of changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. These adjustments to our unrecognized tax benefits may affect our income tax expense. Settlement of uncertain tax positions may require use of our cash. At December 31, 2014, $23.3 million was recorded for uncertain tax benefits, including interest and penalties, of which it is reasonably possible that up to $5.4 million of our unrecognized tax benefit may change within the next twelve months.

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

During 2014, the we adopted the new RP-2014 mortality tables and generational projection scale with MP-2014 in determining the liability for the U.S. pensions plan. This new table, along with the change in the discount rate, contributed to the increase in the projected benefit obligation as of December 31, 2014.

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

The expected rate of return on plan assets is based on both our historical returns and forecasted future investment returns by asset class, as provided by our external investment advisor. In 2014, the U.S. pension plan investment returns of 8.0% exceeded the expected return of 7.5% for the fifth time in five years. The expected return for 2015 remains at 7.5%, which is consistent with the rate used for 2014. The CRIP earned 9.8% in 2014 also exceeding its expected return of 6.75% for the fifth time in five years. The CRIP has a lower expected return due to a higher asset allocation to fixed income securities. Our weighted-average expected rate of return for both plans for 2015 is 7.43% which was also the 2014 expected rate.

Annual differences, if any, between the expected and actual returns on plan assets are included in unrecognized net actuarial gain or loss, a component of other comprehensive income. In calculating the annual amortization of the unrecognized net actuarial gain or loss, we use a market-related value of assets that smoothes actual investment gains and losses on plan assets over a period up to five years. The resulting unrecognized net actuarial gain or loss amount is recognized in net periodic pension expense over the average remaining life expectancy of the participant group since almost all participants are inactive.  The market-related value of our assets was $556.4 million at December 31, 2014. We do not expect our 2015 net periodic benefit cost, which includes the effect of the market-related value of assets, to be materially different than our 2014 cost. See Note 11 of the Notes to the Consolidated Financial Statements for details on changes in the pension benefit obligation and the fair value of plan assets.

Effect if actual results differ from assumptions — We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that are used in our actuarial valuations. Adjusting our weighted-average expected long-term rate of return (7.43% at December 31, 2014) by 50 basis points would change our estimated pension expense in 2015 by approximately $2.8 million. Adjusting our weighted-average discount rate (4.26% at December 31, 2014) by 50 basis points would change our estimated pension expense in 2015 by approximately $0.7 million. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in pension expense that could be material.

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

For the year ended December 31, 2014, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2013 would have increased our revenue by $54.0 million and our pre-tax operating profit by $18.1 million. For the year ended December 31, 2013, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2013 would have increased our revenue by $52.0 million and our pre-tax operating profit by $17.4 million. A 10% stronger U.S. dollar would have resulted in similar decreases to our revenue and pre-tax operating profit for 2014 and 2013.

On average across our mix of international businesses, foreign currencies at December 31, 2014, were weaker against the U.S. dollar than the average foreign exchange rates that prevailed across the full year 2013.  As a result, if foreign exchange rates were unchanged throughout 2014, foreign exchange translation would reduce growth as reported in U.S. dollars.  As foreign exchange rates change daily, there can be no assurance that foreign exchange rates will remain constant throughout 2014, and rates could go either higher or lower.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our variable-rate commercial paper borrowings. We attempt to achieve the lowest all-in weighted-average cost of debt while simultaneously taking into account the mix of our fixed- and floating-rate debt, and the average life and scheduled maturities of our debt. At December 31, 2014, our weighted average cost of debt was 4.3% and weighted-average life of debt was 7.9 years. At December 31, 2014, 75% of our debt was fixed rate, and the remaining 25% was variable rate. Occasionally we use derivatives to manage our exposure to changes in interest rates by entering into interest rate swaps. A 100 basis point increase in the weighted-average interest rate on our variable-rate debt would have increased our 2014 interest expense by $3.8 million.

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

Management assessed the effectiveness of Equifax’s internal control over financial reporting as of December 31, 2014. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 Framework”). Management’s assessment included an evaluation of the design of Equifax’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of its Board of Directors. On January 14, 2014, the Company acquired TDX Group, a data, technology and services company in the United Kingdom that specializes in debt collections and recovery management. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information regarding this event. Management has excluded this business from its evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. The acquisition represented approximately $326.1 million and $243.3 million of our consolidated total assets and net assets, respectively, as of December 31, 2014 and an immaterial amount of operating revenue and net income for the year then ended. There were no other acquisitions completed during 2014 that were material to the 2014 consolidated financial statements.

Based on this assessment, management determined that, as of December 31, 2014, Equifax maintained effective internal control over financial reporting. Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Equifax Inc.:

We have audited Equifax Inc.’s (“Equifax” or “the Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 framework”) (the COSO criteria). Equifax’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of TDX Group, which is included in the 2014 consolidated financial statements of Equifax Inc. and constituted $326.1 million and $243.3 million of total and net assets, respectively as of December 31, 2014 and an immaterial amount of operating revenue and net income for the year then ended. Our audit of internal control over financial reporting of Equifax Inc. also did not include an evaluation of the internal control over financial reporting of TDX Group.

In our opinion, Equifax Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Equifax, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity and other comprehensive income for each of the three years in the period ended December 31, 2014, of Equifax Inc. and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Equifax Inc.:

We have audited the accompanying consolidated balance sheets of Equifax Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity and other comprehensive income for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equifax Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Equifax Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 framework”) and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 25, 2015

CONSOLIDATED STATEMENTS OF INCOME

	Twelve Months Ended December 31,
	2014	2013	2012
(In millions, except per share amounts)
Operating revenue	$2,436.4	$2,303.9	$2,073.0
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	844.7	787.3	759.5
Selling, general and administrative expenses	751.7	715.8	673.5
Depreciation and amortization	201.8	189.6	160.0
Total operating expenses	1,798.2	1,692.7	1,593.0
Operating income	638.2	611.2	480.0
Interest expense	(68.6)	(70.2)	(55.4)
Other income (expense), net	4.6	(10.6)	6.7
Consolidated income from continuing operations before income taxes	574.2	530.4	431.3
Provision for income taxes	(200.2)	(188.9)	(156.0)
Consolidated income from continuing operations	374.0	341.5	275.3
Income from discontinued operations, net of tax	—	18.4	5.5
Consolidated net income	374.0	359.9	280.8
Less: Net income attributable to noncontrolling interests	(6.6)	(8.1)	(8.7)
Net income attributable to Equifax	$367.4	$351.8	$272.1
Amounts attributable to Equifax:
Net income from continuing operations attributable to Equifax	$367.4	$333.4	$266.6
Discontinued operations, net of tax	—	18.4	5.5
Net income attributable to Equifax	$367.4	$351.8	$272.1
Basic earnings per common share:
Income from continuing operations attributable to Equifax	$3.03	$2.75	$2.22
Discontinued operations	—	0.15	0.05
Net income attributable to Equifax	$3.03	$2.90	$2.27
Weighted-average shares used in computing basic earnings per share	121.2	121.2	119.9
Diluted earnings per common share:
Income from continuing operations attributable to Equifax	$2.97	$2.69	$2.18
Discontinued operations	—	0.15	0.04
Net income attributable to Equifax	$2.97	$2.84	$2.22
Weighted-average shares used in computing diluted earnings per share	123.5	123.7	122.5
Dividends per common share	$1.00	$0.88	$0.72

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Twelve Months Ended December 31,
	2014			2013			2012
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$367.4	$6.6	$374.0	$351.8	$8.1	$359.9	$272.1	$8.7	$280.8
Other comprehensive income:
Foreign currency translation adjustment	(61.8)	(2.8)	(64.6)	(24.9)	(2.9)	(27.8)	5.7	(0.3)	5.4
Change in unrecognized prior service cost and actuarial gains (losses) related to our pension and other postretirement benefit plans, net	(61.1)	—	(61.1)	74.2	—	74.2	23.9	—	23.9
Change in cumulative loss from cash flow hedging transactions	0.1	—	0.1	0.1	—	0.1	0.2	—	0.2
Comprehensive income	$244.6	$3.8	$248.4	$401.2	$5.2	$406.4	$301.9	$8.4	$310.3

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
(In millions, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$128.3	$235.9
Trade accounts receivable, net of allowance for doubtful accounts of $7.2 and $6.8 at December 31, 2014 and 2013, respectively	337.2	309.7
Prepaid expenses	35.7	34.5
Other current assets	103.9	68.3
Total current assets	605.1	648.4
Property and equipment:
Capitalized internal-use software and system costs	257.3	388.0
Data processing equipment and furniture	203.3	188.0
Land, buildings and improvements	194.8	185.2
Total property and equipment	655.4	761.2
Less accumulated depreciation and amortization	(354.8)	(472.3)
Total property and equipment, net	300.6	288.9

Goodwill	2,606.8	2,395.1
Indefinite-lived intangible assets	95.2	95.5
Purchased intangible assets, net	953.9	973.2
Other assets, net	112.6	138.8
Total assets	$4,674.2	$4,539.9
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities	$380.4	$296.5
Accounts payable	20.3	19.9
Accrued expenses	85.5	95.4
Accrued salaries and bonuses	101.9	90.2
Deferred revenue	73.4	61.8
Other current liabilities	161.6	98.7
Total current liabilities	823.1	662.5
Long-term debt	1,145.7	1,145.5
Deferred income tax liabilities, net	241.5	263.7
Long-term pension and other postretirement benefit liabilities	173.0	72.4
Other long-term liabilities	56.3	54.8
Total liabilities	2,439.6	2,198.9
Commitments and Contingencies (see Note 7)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at December 31, 2014 and 2013; Outstanding shares - 119.4 and 121.9 at December 31, 2014 and 2013, respectively	236.6	236.6
Paid-in capital	1,201.7	1,174.6
Retained earnings	3,554.8	3,309.2
Accumulated other comprehensive loss	(435.4)	(312.6)
Treasury stock, at cost, 69.3 shares and 66.8 shares at December 31, 2014 and 2013, respectively	(2,351.7)	(2,101.2)
Stock held by employee benefits trusts, at cost, 0.6 shares at December 31, 2014 and 2013	(5.9)	(5.9)
Total Equifax shareholders' equity	2,200.1	2,300.7
Noncontrolling interests	34.5	40.3
Total equity	2,234.6	2,341.0
Total liabilities and equity	$4,674.2	$4,539.9
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2014	2013	2012
(In millions)
Operating activities:
Consolidated net income	$374.0	$359.9	$280.8
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Gain on divestitures	—	(19.0)	—
Impairment of cost method investment	—	17.0	—
Depreciation and amortization	204.2	190.3	163.4
Stock-based compensation expense	38.1	32.2	28.0
Excess tax benefits from stock-based compensation plans	(17.7)	(14.6)	(1.7)
Deferred income taxes	(9.6)	(9.7)	(26.5)
Pension settlement charge	—	—	38.7
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(27.8)	(2.4)	(17.2)
Prepaid expenses and other current assets	(5.2)	(4.2)	(22.5)
Other assets	(0.6)	7.1	(4.0)
Current liabilities, excluding debt	54.3	2.1	53.3
Other long-term liabilities, excluding debt	6.5	10.3	4.0
Cash provided by operating activities	616.2	569.0	496.3
Investing activities:
Capital expenditures	(86.4)	(83.3)	(66.0)
Acquisitions, net of cash acquired	(341.0)	(91.4)	(1,016.4)
Cash received from divestitures	0.6	47.5	2.5
Investment in unconsolidated affiliates, net	(2.5)	(9.1)	(3.7)
Cash used in investing activities	(429.3)	(136.3)	(1,083.6)
Financing activities:
Net short-term borrowings (repayments)	379.9	(267.3)	234.1
Payments on long-term debt	(290.0)	(15.0)	(15.2)
Proceeds from issuance of long-term debt	—	—	499.2
Treasury stock purchases	(301.6)	(11.9)	(85.1)
Dividends paid to Equifax shareholders	(121.2)	(106.7)	(86.0)
Dividends paid to noncontrolling interests	(7.9)	(10.5)	(4.8)
Proceeds from exercise of stock options	39.7	47.8	68.3
Excess tax benefits from stock-based compensation plans	17.7	14.6	1.7
Contributions from noncontrolling interests	—	16.7	—
Other	—	(0.8)	(5.9)
Cash (used in) provided by financing activities	(283.4)	(333.1)	606.3
Effect of foreign currency exchange rates on cash and cash equivalents	(11.1)	(10.5)	0.1
(Decrease) Increase in cash and cash equivalents	(107.6)	89.1	19.1
Cash and cash equivalents, beginning of period	235.9	146.8	127.7
Cash and cash equivalents, end of period	$128.3	$235.9	$146.8

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

	Equifax Shareholders
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Stock Held By Employee Benefits Trusts	Noncontrolling Interests	Total Shareholders’ Equity
	Shares Outstanding	Amount
	(In millions, except per share values)

Balance, December 31, 2011	119.6	$236.6	$1,118.0	$2,879.2	$(391.8)	$(2,133.7)	$(5.9)	$19.7	$1,722.1

Net income	—	—	—	272.1	—	—	—	8.7	280.8
Other comprehensive income (loss)	—	—	—	—	29.8	—	—	(0.3)	29.5
Shares issued under stock and benefit plans, net of minimum tax withholdings	2.7	—	(16.6)	—	—	79.1	—	—	62.5
Treasury stock purchased under share repurchase program ($45.73 per share)*	(1.9)	—	—	—	—	(85.1)	—	—	(85.1)
Cash dividends ($0.72 per share)	—	—	—	(86.7)	—	—	—	—	(86.7)
Dividends paid to employee benefits trusts	—	—	0.7	—	—	—	—	—	0.7
Stock-based compensation expense	—	—	28.0	—	—	—	—	—	28.0
Tax effects of stock-based compensation plans	—	—	9.5	—	—	—	—	—	9.5
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(4.8)	(4.8)
Other	—	—	—		—	—		2.7	2.7
Balance, December 31, 2012	120.4	236.6	1,139.6	3,064.6	(362.0)	(2,139.7)	(5.9)	26.0	1,959.2

Net income	—	—	—	351.8	—	—	—	8.1	359.9
Other comprehensive income (loss)	—	—	—	—	49.4	—	—	(2.9)	46.5
Shares issued under stock and benefit plans, net of minimum tax withholdings	1.7	—	(12.3)	—	—	50.4	—	—	38.1
Treasury stock purchased under share repurchase program ($59.74 per share)*	(0.2)	—	—	—	—	(11.9)	—	—	(11.9)
Cash dividends ($0.88 per share)	—	—	—	(107.2)	—	—	—	—	(107.2)
Dividends paid to employee benefits trusts	—	—	0.5	—	—	—	—	—	0.5
Stock-based compensation expense	—	—	32.2	—	—	—	—	—	32.2
Tax effects of stock-based compensation plans	—	—	14.6	—	—	—	—	—	14.6
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(10.5)	(10.5)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	16.7	16.7
Other	—	—	—		—	—		2.9	2.9
Balance, December 31, 2013	121.9	236.6	1,174.6	3,309.2	(312.6)	(2,101.2)	(5.9)	40.3	2,341.0

Net income	—	—	—	367.4	—	—	—	6.6	374.0
Other comprehensive income (loss)	—	—	—	—	(122.8)	—	—	(2.8)	(125.6)
Shares issued under stock and benefit plans, net of minimum tax withholdings	1.4	—	(12.8)	—	—	39.7	—	—	26.9
Treasury stock purchased under share repurchase program ($76.55 per share)*	(3.9)	—	—	—	—	(290.2)	—	—	(290.2)
Cash dividends ($1.00 per share)	—	—	—	(121.8)	—	—	—	—	(121.8)
Dividends paid to employee benefits trusts	—	—	0.6	—	—	—	—	—	0.6
Stock-based compensation expense	—	—	38.1	—	—	—	—	—	38.1
Tax effects of stock-based compensation plans	—	—	17.7	—	—	—	—	—	17.7
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(7.9)	(7.9)
Purchases of noncontrolling interests	—	—	(5.0)	—	—	—	—	(2.4)	(7.4)
Other**	—	—	(11.5)		—	—		0.7	(10.8)
Balance, December 31, 2014	119.4	$236.6	$1,201.7	$3,554.8	$(435.4)	$(2,351.7)	$(5.9)	$34.5	$2,234.6

*	At December 31, 2014, $313.5 million was authorized for future repurchases of our common stock.

**	At December 31, 2014, the paid-in capital includes the $11.5 million holdback related to the accelerated share repurchase program discussed in Note 1.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

Accumulated Other Comprehensive Loss consists of the following components:

	December 31,
	2014	2013	2012
	(In millions)
Foreign currency translation	$(170.3)	$(108.5)	$(83.6)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans net of accumulated tax of $150.1, $115.3 and $159.3 in 2014, 2013 and 2012, respectively	(263.3)	(202.2)	(276.4)
Cash flow hedging transactions, net of tax of $1.1, $1.2 and $1.3 in 2014, 2013 and 2012, respectively	(1.8)	(1.9)	(2.0)
Accumulated other comprehensive loss	$(435.4)	$(312.6)	$(362.0)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.   We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll-related, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of December 31, 2014, we operated in the following countries: Argentina, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We also maintain support operations in the Republic of Ireland. We have an investment in a consumer and commercial credit information company in Brazil and offer consumer credit services in India and Russia through joint ventures.

We develop, maintain and enhance secured proprietary information databases through the compilation of actual consumer data, including credit, employment, asset, liquidity, net worth and spending activity, and business data, including credit and business demographics, that we obtain from a variety of sources, such as credit granting institutions, public record information (including bankruptcies, liens and judgments), income and tax information primarily from large to mid-sized companies in the U.S., and survey-based marketing information. We process this information utilizing our proprietary information management systems. Beginning in 2014, we also provide information, technology and services to support debt collections and recovery management.

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

Segments.   We manage our business and report our financial results through the following four reportable segments, which are our operating segments:

•	U.S. Information Solutions, or USIS

•	International

•	Workforce Solutions

•	North America Personal Solutions

USIS is our largest reportable segment, with 45% of total operating revenue for 2014. Our most significant foreign operations are located in Canada and the U.K.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have some multiple element arrangements that include software.  We recognize the elements for which we have established vendor specific objective evidence at fair value upon delivery, in accordance with the applicable guidance.

We record revenue on a net basis for those sales in which we have in substance acted as an agent or broker in the transaction.

The debt collections and recovery management revenue is calculated as a percentage of debt collected on behalf of the customer and, as such, is primarily recognized when the cash is collected assuming all other revenue recognition criteria are met.

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

Advertising.   Advertising costs from continuing operations, which are expensed as incurred, totaled $57.1 million, $57.5 million and $48.7 million during 2014, 2013 and 2012, respectively.

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

	Twelve Months Ended December 31,
	2014	2013	2012
	(In millions)
Weighted-average shares outstanding (basic)	121.2	121.2	119.9
Effect of dilutive securities:
Stock options and restricted stock units	2.3	2.5	2.6
Weighted-average shares outstanding (diluted)	123.5	123.7	122.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the twelve months ended December 31, 2014, 2013 and 2012, 0.1 million, 0.1 million and 0.1 million stock options, respectively, were anti-dilutive and therefore excluded from this calculation.

Accelerated Share Repurchase Program. On October 24, 2014, we entered into an accelerated share repurchase (“ASR”) program to repurchase shares of our common stock under our approved share repurchase program. Under the ASR program, the number of shares to be repurchased is based generally on the daily volume weighted average price of our common stock during the term of the ASR program. On October 24, 2014, we paid $115 million in exchange for an initial delivery of 1.4 million shares to us, subject to a 10%, or $11.5 million, holdback. The maximum number of shares to be received or delivered under the contracts is 3.2 million.

The ASR program is accounted for as an initial treasury stock transaction and a forward stock purchase contract. The initial repurchase of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share on the effective date of the agreement. The forward stock purchase contracts are classified as equity instruments under ASC 815-40 for “Contracts in Entity's Own Equity,” and were deemed to have a fair value of zero at the effective date. On February 4, 2015, we settled the ASR and received approximately 0.02 million shares.

Cash Equivalents.   We consider all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

Trade Accounts Receivable and Allowance for Doubtful Accounts.   We do not recognize interest income on our trade accounts receivable. Additionally, we generally do not require collateral from our customers related to our trade accounts receivable.

The allowance for doubtful accounts for estimated losses on trade accounts receivable is based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns and the establishment of specific reserves for customers in an adverse financial condition. We reassess the adequacy of the allowance for doubtful accounts each reporting period. Increases to the allowance for doubtful accounts are recorded as bad debt expense, which are included in selling, general and administrative expenses on the accompanying Consolidated Statements of Income. Bad debt expense from continuing operations was $2.5 million, $2.8 million and $2.1 million during the twelve months ended December 31, 2014, 2013, and 2012, respectively.

Other Current Assets.  Other current assets on our Consolidated Balance Sheets primarily represent amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of December 31, 2014, these assets were approximately $50.8 million, with fully offsetting balance in other current liabilities. These amounts are restricted as to their current use, and will be released according to the specific customer agreements. There were no such restricted balances included in other current assets as of December 31, 2013. Other current assets also include receivables related to life insurance policies covering certain officers of the Company, as well as certain current tax accounts.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Depreciation and amortization expense from continuing operations related to property and equipment was $71.7 million, $71.2 million and $73.9 million during the twelve months ended December 31, 2014, 2013, and 2012, respectively.

Industrial Revenue Bonds.   Pursuant to the terms of certain industrial revenue bonds, we have transferred title to certain of our fixed assets with total costs of $92.3 million and $82.6 million as of December 31, 2014 and 2013, respectively, to a local governmental authority in the U.S. to receive a property tax abatement related to economic development. The title to these assets will revert back to us upon retirement or cancellation of the applicable bonds. These fixed assets are still recognized in the Company’s Consolidated Balance Sheets as all risks and rewards remain with the Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Indefinite-lived reacquired rights represent the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. A portion of our reacquired rights are perpetual in nature and, therefore, the useful lives are considered indefinite in accordance with the accounting guidance in place at the time of the acquisitions. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events and circumstances indicate that there may be an impairment of the asset value. Our annual impairment test date is September 30. We perform the impairment test for our indefinite-lived intangible assets by first assessing qualitative factors to determine whether it is necessary to perform a quantitative impairment test. If the qualitative assessment indicates that we need to perform a quantitative impairment test, we compare the asset’s fair value to its carrying value. We estimate the fair value based on projected discounted future cash flows. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value.

We completed our annual impairment testing for goodwill and indefinite-lived intangible assets during the twelve months ended December 31, 2014, 2013 and 2012, and we determined that there was no impairment in any of these years.

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

Reacquired rights represent the value of rights which we had granted to Computer Sciences Corporation that were reacquired in connection with the acquisition of CSC Credit Services in the fourth quarter of 2012 based on the accounting guidance in place at that time. These reacquired rights are being amortized over the remaining term of the affiliation agreement on a straight-line basis until August 1, 2018.

Other Assets.   Other assets on our Consolidated Balance Sheets primarily represents our investment in unconsolidated affiliates, our cost method investment in Boa Vista Servicos (“BVS”), interest rate swaps, assets related to life insurance policies covering certain officers of the Company, and employee benefit trust assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Cost Method Investment. We monitor the status of our cost method investment in order to determine if conditions exist or events and circumstances indicate that it may be impaired in that its carrying amount may exceed the fair value of the investment. Significant factors that are considered that could be indicative of an impairment include: changes in business strategy, market conditions, underperformance relative to historical or expected future operating results; and negative industry or economic trends. If potential indicators of impairment exist, we estimate the fair value of the investment using a combination of a discounted cash flow analysis and an evaluation of EBITDA and transaction multiples for comparable companies. If the carrying value of the investment exceeds the estimated fair value, an impairment loss is recorded based on the amount by which the investment’s carrying amount exceeds its fair value. There were no indicators of impairment for 2014. We recorded an impairment of our cost method investment in 2013. See Note 2 for further discussion.

Other Current Liabilities.  Other current liabilities on our Consolidated Balance Sheets consist of the offset to other current assets, related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of December 31, 2014, these funds were approximately $50.8 million. These amounts are restricted as to their current use, and will be released according to the specific customer agreements. There were no such restricted balances included in other current liabilities as of December 31, 2013. Other current liabilities also include various accrued expenses such as interest expense, accrued employee benefits, accrued taxes, accrued payroll, and accrued legal expenses.

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

Foreign Currency Translation.   The functional currency of each of our foreign operating subsidiaries is that subsidiary’s local currency. We translate the assets and liabilities of foreign subsidiaries at the year-end rate of exchange and revenue and expenses at the monthly average rates during the year. We record the resulting translation adjustment in other comprehensive income, a component of shareholders’ equity. We also record gains and losses resulting from the translation of intercompany balances of a long-term investment nature in accumulated other comprehensive loss. In the year ended December 31, 2014, we recorded $7.0 million of foreign currency transaction losses. In the year ended December 31, 2013, we recorded $6.8 million of foreign currency transaction losses.

Financial Instruments.   Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable and short and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for publicly traded instruments, and for non-publicly traded instruments through valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk. As of December 31, 2014 and 2013, the fair value of our fixed-rate debt was $1.3 billion and $1.2 billion, respectively, compared to its carrying value of $1.1 billion and $1.1 billion, respectively, based on recent trading prices.

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

Fair Value Hedges.   In conjunction with our fourth quarter 2009 sale of five-year Senior Notes, we entered into five-year interest rate swaps, designated as fair value hedges, which convert the debt’s fixed interest rate to a variable rate. These swaps involve the receipt of fixed rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed-rate Senior Notes they hedge due to changes in the designated benchmark interest rate and are recorded in interest expense. We settled the interest rate swaps on their maturity date during the fourth quarter of 2014, with receipt of $3.8 million from the counterparties. There was no ineffectiveness on our fair value hedge that impacted current year earnings. The fair value of these interest rate swaps at December 31, 2013 was $6.0 million, recorded in other assets, net on our Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Hedges.   Changes in the fair value of highly effective derivatives designated as cash flow hedges are initially recorded in accumulated other comprehensive income and are reclassified into the line item in the Consolidated Statements of Income in which the hedged item is recorded in the same period the hedged item impacts earnings. Any ineffective portion is recorded in current period earnings.  We did not have any unsettled cash flow hedges outstanding as of December 31, 2014 or December 31, 2013.

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

The following table presents assets and liabilities measured at fair value on a recurring basis:

			Fair Value Measurements at Reporting Date Using:
Description		Fair Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
Assets and Liabilities:
Deferred Compensation Plan Assets	(1)	$24.2	$24.2	$—	$—
Deferred Compensation Plan Liability	(1)	(24.2)	—	(24.2)	—
Total assets and liabilities		$—	$24.2	$(24.2)	$—

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

Variable Interest Entities.   We hold interests in certain entities, including credit data and information solutions ventures, that are considered variable interest entities, or VIEs.  These variable interests relate to ownership interests that require financial support for these entities.  Our investments related to these VIEs totaled $15.9 million at December 31, 2014, representing our maximum exposure to loss.  These investments are classified in other assets, net on our Consolidated Balance Sheets.  We are not the primary beneficiary and are not required to consolidate any of these VIEs.

Recent Accounting Pronouncements.    Discontinued Operations. In April 2014, the FASB issued ASU 2014-08 “Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The guidance modified the definition of a discontinued operation to include disposals that qualify as a strategic shift that has or will have a major effect on an entity’s operations and financial results. The guidance becomes effective for fiscal years and interim reporting periods beginning on or after December 14, 2014, with early adoption permitted. The Company does not expect this statement will have a material impact on its results of consolidated operations or financial position.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Going Concern. In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern". ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. This guidance is effective for us for the annual period ending December 31, 2017 and interim and annual periods thereafter. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations and cash flows.

Testing Indefinite-Lived Intangible Assets for Impairment. In July 2012, the FASB issued Accounting Standards Update No. 2012-2, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” which allows a company the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test.  Under that option, a company would no longer be required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on the qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount.  This guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. We implemented the new standard in our 2013 annual impairment testing.  This guidance did not have a material effect on our financial condition or results of operations.

Other Comprehensive Income. In February 2013, the FASB issued Accounting Standards Update No. 2013-2, “Reporting of Amounts Reclassified Out of Other Comprehensive Income,” which requires public companies to present information about reclassification adjustments from accumulated other comprehensive income in their annual and interim financial statements in a single note or on the face of the financial statements. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012.  We adopted this standard in the first quarter of 2013 and it did not have an effect on our financial condition or results of operations.

2. COST METHOD INVESTMENT

We hold a 15% equity interest in BVS,which is the second largest consumer and commercial credit information company in Brazil.  This investment is recorded in other assets, net, on the Consolidated Balance Sheets and is accounted for using the cost method. As of December 31, 2012, our investment in BVS was valued at 130 million Brazilian Reais, which is the same as the initial fair value. The initial fair value was determined by a third-party using income and market approaches.
  During the fourth quarter of 2013, management of BVS updated financial projections in connection with a request for additional financing.  The financial projections reflected the effects of reduced near-term market expectations for consumer credit and for credit information services in Brazil and increased investment to achieve the strategic objectives and capitalize on future market opportunities, such as positive data, resulting in reduced expected cash flows.  The request for financing, the projections received, along with the near-term weakness in the Brazilian consumer and small commercial credit markets were considered indicators of impairment.  Management of Equifax prepared an analysis to estimate the fair value of our investment at December 31, 2013 and estimated that value to be 90 million Reais ($38.2 million).  As a result, we wrote-down the carrying value of our investment and recorded a loss of 40 million Reais ($17.0 million) which is included in other income (expense) in the Consolidated Statements of Income.

At December 31, 2014, we estimated the fair value of the investment approximated the fair value of the investment recorded.

3.  DISCONTINUED OPERATIONS

During the first quarter of 2013, we divested of two non-strategic business lines, Equifax Settlement Services, which was part of our Mortgage business within the USIS operating segment, and Talent Management Services, which was part of our Employer Services business within our Workforce Solutions operating segment, for a total of $47.5 million. $3.5 million of the proceeds of the sale of Talent Management Services was placed in escrow to be released to us at a later date. The historical results of these operations are classified as discontinued operations in the Consolidated Statements of Income. Revenue for these business lines for the twelve months ended December 31, 2013 and 2012 was $9.3 million and $87.5 million, respectively. Pretax income was $0.5 million and $8.9 million for the twelve months ended December 31, 2013 and 2012, respectively. We recorded a gain on the disposals in the first quarter of 2013 of $18.4 million, including an income tax benefit of $18.1 million, of which $14.3 million was current tax benefits. The tax benefit is primarily a result of our tax basis in Talent Management Services. The gain was classified as discontinued operations in the Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  ACQUISITIONS AND INVESTMENTS

2014 Acquisitions and Investments.   To further broaden our product offerings, we made two acquisitions during 2014.  During the first quarter of 2014, we acquired TDX, a data, technology and services company in the United Kingdom that specializes in debt collections and recovery management through the use of analytics, data exchanges and technology platforms. It was included as part of our International and USIS operating segments. During the first quarter of 2014, we also completed the acquisition of Forseva, a provider of end-to-end, cloud-based credit management software solutions, that was included as part of our USIS operating segment.  The total purchase price of these acquisitions was $338.8 million.

2013 Acquisitions and Investments.   To further broaden our product offerings, we made several acquisitions during 2013.  During the third quarter of 2013, we acquired TrustedID, a direct-to-consumer identity protection business that is included as part of our North America Personal Solutions business unit. During the fourth quarter of 2013, we also completed two acquisitions in Paraguay and Mexico in the Latin America region of our International segment.  The total purchase price of these acquisitions was $98.8 million.

2012 Acquisitions and Investments.   On December 28, 2012, as a part of our long-term growth strategy of expanding our USIS business, we acquired certain credit services business assets and operations of Computer Sciences Corporation for $1 billion. The results of this acquisition have been included in our USIS operating segment subsequent to the acquisition and were not material for 2012.

We financed this purchase with available cash, borrowings under our CP Program, and the issuance in December 2012 of 3.30%, ten-year unsecured Senior Notes. The 3.30% Senior Notes are further described in Note 6 of the Notes to the Consolidated Financial Statements.

To further broaden our product offerings, during the twelve months ended December 31, 2012, we completed smaller acquisitions of information services businesses in the European and Latin American regions of our International segment totaling $16.5 million. The results of these acquisitions have been included in our operating results subsequent to the date of acquisition and were not material for 2012.

Purchase Price Allocation.   The following table summarizes the estimated fair value of the net assets acquired and the liabilities assumed at the acquisition dates.

	December 31,
	2014	2013
	(In millions)
Current assets	$39.1	$12.9
Property and equipment	3.6	1.4
Other assets	—	5.9
Identifiable intangible assets (1)	118.1	46.4
Goodwill (2)	240.7	55.3
Total assets acquired	401.5	121.9
Total liabilities assumed	(62.7)	(19.9)
Non-controlling interest	—	(3.2)
Net assets acquired	$338.8	$98.8

(1)	Identifiable intangible assets are further disaggregated in the following table.

(2)	Of the goodwill resulting from 2014 and 2013 acquisitions, $0 million and $1.2 million, respectively, is tax deductible.

The primary reasons the purchase price of these acquisitions exceeded the fair value of the net assets acquired, which resulted in the recognition of goodwill, were expanded growth opportunities from new or enhanced product offerings and geographies, cost savings from the elimination of duplicative activities, and the acquisition of an assembled workforce that are not recognized as assets apart from goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2014		2013
Intangible asset category	Fair value	Weighted-average useful life	Fair value	Weighted-average useful life
	(In millions)	(In years)	(In millions)	(In years)
Customer relationships	$72.1	9.7	$27.6	8.3
Acquired software and technology	21.7	4.6	4.2	4.3
Purchased data files	—	0	8.4	5.0
Non-compete agreements	12.8	2.4	3.1	4.0
Trade names and other intangible assets	11.5	9.7	3.1	6.3
Total acquired intangibles	$118.1	8.0	$46.4	6.9

The 2014 acquisitions did not have a material impact on the Company’s Consolidated Statements of Income. The impact of the 2014 acquisitions would not have significantly changed our Consolidated Statements of Income if they had occurred at the beginning of the earliest year presented.

 5.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill.   Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As discussed in Note 1, goodwill is tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment tests as of September 30 each year. The fair value estimates for our reporting units were determined using a combination of the income and market approaches in accordance with the Company’s methodology. Our annual impairment tests as of September 30, 2014, 2013 and 2012 resulted in no impairment of goodwill.

On July 1, 2014 the North America Commercial Solutions operating segment was consolidated into the U.S. Consumer Information Solutions and International operating segments. The change was driven by an enterprise wide distribution marketing strategy to maximize the penetration of our products and services in our targeted markets. In an effort to accelerate our penetration and simplify how our commercial information customers interact with us, we have reorganized our operating segments. The U.S. portion of the North America Commercial Solutions (“NACS”) operating segment was consolidated into the U.S. Consumer Information Solutions operating segment. The combined operating segment was renamed U.S. Information Solutions. The Canadian portion of the NACS operating segment was consolidated into the Canada operations of the International operating segment. To reflect this new organizational structure, we have reallocated goodwill from NACS reporting unit to U.S. Information Solutions and Canada reporting units based on the relative fair values of the respective portions of NACS, in accordance with ASC 350. When reporting units are changed, ASC 350 requires that goodwill be tested for impairment. During the third quarter of 2014, we performed our goodwill impairment test prior to and following the reallocation of goodwill, which resulted in no impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the amount of goodwill for the twelve months ended December 31, 2014 and 2013, are as follows:

	U.S. Information Solutions	International	Workforce Solutions	North America Personal Solutions	Total
	(In millions)
Balance, December 31, 2012 (1)	$969.4	$385.2	$934.0	$1.8	$2,290.4
Acquisitions	—	40.8	—	14.5	55.3
Adjustments to initial purchase price allocation	87.5	(0.1)	—	0.4	87.8
Foreign currency translation	—	(8.0)	—	—	(8.0)
Tax benefits of options exercised	—	—	(0.2)	—	(0.2)
Businesses sold	(2.7)	(1.4)	(26.1)	—	(30.2)
Balance, December 31, 2013(1)	1,054.2	416.5	907.7	16.7	2,395.1
Acquisitions	66.4	173.8	—	—	240.2
Adjustments to initial purchase price allocation	—	2.1	—	—	2.1
Foreign currency translation	—	(30.5)	—	—	(30.5)
Tax benefits of options exercised	—	—	(0.1)	—	(0.1)
Balance, December 31, 2014	$1,120.6	$561.9	$907.6	$16.7	$2,606.8

(1)    The December 31, 2013 and 2012 balances have been recast to reflect the new organizational structure. As of December 31, 2013, the USIS and International goodwill include $21.7 million and $15.5 million of goodwill, respectively, from the legacy NACS segment. As of December 31, 2012, the USIS and International goodwill include $21.7 million and $15.9 million of goodwill, respectively, from the legacy NACS segment.

 Indefinite-Lived Intangible Assets.   Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada.  At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30.  Our 2014 annual impairment test completed during the third quarter of 2014 resulted in no impairment of indefinite-lived intangible assets.

Amount
(In millions)
Balance, December 31, 2012	$254.5
Purchase price adjustment	(158.8)
Foreign currency translation	(0.2)
Balance, December 31, 2013	95.5
Foreign currency translation	(0.3)
Balance, December 31, 2014	$95.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchased Intangible Assets.   Purchased intangible assets net, recorded on our Consolidated Balance Sheets at December 31, 2014 and 2013, are as follows:

	December 31, 2014			December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$692.0	$(218.8)	$473.2	$709.5	$(187.4)	$522.1
Acquired software and technology	53.9	(26.4)	27.5	38.4	(20.2)	18.2
Customer relationships	570.7	(204.3)	366.4	506.7	(166.5)	340.2
Reacquired rights	73.3	(26.3)	47.0	73.3	(13.1)	60.2
Proprietary database	7.4	(5.4)	2.0	7.4	(5.0)	2.4
Non-compete agreements	27.0	(11.8)	15.2	20.2	(7.8)	12.4
Trade names and other intangible assets	51.1	(28.5)	22.6	41.7	(24.0)	17.7
Total definite-lived intangible assets	$1,475.4	$(521.5)	$953.9	$1,397.2	$(424.0)	$973.2

Amortization expense related to purchased intangible assets was $129.9 million, $118.4 million, and $86.1 million during the twelve months ended December 31, 2014, 2013, and 2012, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at December 31, 2014 is as follows:

Years ending December 31,	Amount
(In millions)
2015	$123.0
2016	114.8
2017	102.8
2018	84.3
2019	65.1
Thereafter	463.9
$953.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  DEBT

Debt outstanding at December 31, 2014 and 2013 was as follows:

	December 31,
	2014	2013
	(In millions)

Commercial paper ("CP")	$379.7	$—
Notes, 7.34%, due in installments through May 2014	—	15.0
Notes, 4.45%, due December 2014	—	275.0
Notes, 6.30%, due July 2017	272.5	272.5
Notes, 3.30%, due Dec 2022	500.0	500.0
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 7.00%, due July 2037	250.0	250.0
Other	0.7	0.6
Total debt	1,527.9	1,438.1
Less short-term debt and current maturities	380.4	296.5
Less unamortized discounts	1.8	2.1
Plus fair value adjustments	—	6.0
Total long-term debt, net of discount	$1,145.7	$1,145.5

Scheduled future maturities of debt at December 31, 2014, are as follows:

Years ending December 31,	Amount
(In millions)
2015	$380.4
2016	—
2017	272.5
2018	—
2019	—
Thereafter	875.0
Total debt	$1,527.9

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

Under our Senior Credit Facility, we must comply with various financial and non-financial covenants. The financial covenants require us to maintain a maximum leverage ratio, defined as consolidated funded debt divided by consolidated EBITDA (as set forth in the Senior Credit Facility) for the preceding four quarters, of not more than 3.5 to 1.0. Compliance with this financial covenant is tested quarterly. The non-financial covenants include limitations on liens, subsidiary debt, mergers, liquidations, asset dispositions and acquisitions. As of December 31, 2014, we were in compliance with our covenants under the Senior Credit Facility. Our borrowings under this facility, which have not been guaranteed by any of our subsidiaries, are unsecured and will rank on parity in right of payment with all of our other unsecured and unsubordinated indebtedness from time to time outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2014, interest was payable on borrowings under the existing credit facility at the base rate or London Interbank Offered Rate, or LIBOR, plus a specified margin. The annual unused fee, which we pay on the unused portion of the revolver, and interest rate are subject to adjustment based on our debt ratings. As of December 31, 2014, we had $1.5 million of letters of credit outstanding under our Senior Credit Facility. As of December 31, 2014, $368.8 million was available for borrowings and there were no outstanding borrowings under the Senior Credit Facility, which is included in long-term debt on our Consolidated Balance Sheets.

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

CP Program.   Our $750.0 million CP program has been established through the private placement of CP notes from time to time, in which borrowings bear interest at either a variable rate (based on LIBOR or other benchmarks) or a fixed rate, with the applicable rate and margin. Maturities of CP can range from overnight to 397 days. Because the CP program is backstopped by our Senior Credit Facility, the amount of CP which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding borrowings under our Senior Credit Facility. At December 31, 2014, there were $379.7 million CP notes outstanding.

7.34% Notes and 4.45% Senior Notes.   On May 1, 2014, $15.0 million of our 7.34% Senior Guaranteed Notes matured and was paid down with cash from operations. On December 1, 2014, $275.0 million of our 4.45% Senior Notes matured and was paid down with borrowings under our Senior Credit Facility.

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

Cash paid for interest was $67.9 million, $67.8 million and $53.0 million during the twelve months ended December 31, 2014, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  COMMITMENTS AND CONTINGENCIES

Leases.   Our operating leases principally involve office space and office equipment. Rental expense for operating leases, which is recognized on a straight-line basis over the lease term, was $22.6 million, $24.2 million and $21.5 million for the twelve months ended December 31, 2014, 2013 and 2012, respectively. Our headquarters building ground lease has purchase options exercisable beginning in 2019, renewal options exercisable in 2048 and escalation clauses that began in 2009. Expected future minimum payment obligations for non-cancelable operating leases exceeding one year are as follows as of December 31, 2014:

Years ending December 31,	Amount
(In millions)
2015	$17.0
2016	12.8
2017	9.9
2018	7.1
2019	6.8
Thereafter	44.6
$98.2

We have no material sublease agreements and as a result, expected sublease income is not reflected as a reduction in the total minimum rental obligations under operating leases in the table above.

Data Processing, Outsourcing Services and Other Agreements.   We have separate agreements with IBM, Tata Consultancy Services, and others to outsource portions of our computer data processing operations, applications development, maintenance and related functions and to provide certain other administrative and operational services. The agreements expire between 2015 and 2023. The estimated aggregate minimum contractual obligation remaining under these agreements is approximately $60 million as of December 31, 2014, with no future year’s minimum contractual obligation expected to exceed approximately $40 million. Annual payment obligations in regard to these agreements vary due to factors such as the volume of data processed; changes in our servicing needs as a result of new product offerings, acquisitions or divestitures; the introduction of significant new technologies; foreign currency; or the general rate of inflation. In certain circumstances (e.g., a change in control or for our convenience), we may terminate these data processing and outsourcing agreements, and, in doing so, certain of these agreements require us to pay a significant penalty.

During 2012, we amended certain portions and terminated certain other portions of our operations support services agreement for North America with IBM. The amended agreement extends certain terms two years through December 2016 and changes certain variable cost to fixed cost intended to provide financial savings to the Company. Under our agreement with IBM (which covers our operations in North America, Europe, and Peru), we have outsourced certain of our mainframe and midrange operations, help desk service and desktop support functions, and the operation of our voice and data networks. The scope of such services varies by location. The estimated future minimum contractual obligation under the revised agreement is approximately $25 million for the remaining term, with no individual year’s minimum expected to exceed approximately $15 million. We may terminate certain portions of this agreement without penalty in the event that IBM is in material breach of the terms of the agreement. During 2014, 2013 and 2012, we paid approximately $50 million, $60 million and $70 million, respectively, for these services.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 If these change in control agreements had been triggered as of December 31, 2014, payments of approximately $56.5 million would have been made (excluding tax gross-up amounts of $31.8 million). Under the Company’s existing director and employee stock benefit plans, a change in control generally would result in the immediate vesting of all outstanding stock options and satisfaction of the restrictions on any outstanding nonvested stock awards. With respect to unvested performance based share awards dependent upon the Company’s three-year relative total shareholder return, if at least one calendar year of performance during the performance period has been completed prior to the change in control event, the awards will be paid out based on the Company’s performance at that time; otherwise the payout of shares will be at 100% of the target award.

Guarantees.   We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit is not material at December 31, 2014, and all have a remaining maturity of one year or less. The maximum potential future payments we could be required to make under the guarantees is not material at December 31, 2014.

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

We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We have no accrual related to indemnifications on our Consolidated Balance Sheets at December 31, 2014 and 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  INCOME TAXES

The provision for income taxes from continuing operations consisted of the following:

	Twelve Months Ended December 31,
	2014	2013	2012
	(In millions)
Current:
Federal	$140.7	$130.9	$102.3
State	18.3	16.4	12.5
Foreign	50.8	51.3	67.4
	209.8	198.6	182.2
Deferred:
Federal	(1.3)	(4.9)	(5.9)
State	(0.2)	2.8	(2.1)
Foreign	(8.1)	(7.6)	(18.2)
	(9.6)	(9.7)	(26.2)
Provision for income taxes	$200.2	$188.9	$156.0

The provision for income taxes from discontinued operations was $17.9 million and $3.4 million for the years ended December 31, 2013 and 2012, respectively.

Domestic and foreign income from continuing operations before income taxes was as follows:

	Twelve Months Ended December 31,
	2014	2013	2012
	(In millions)
U.S.	$521.5	$458.4	$341.8
Foreign	52.7	72.0	89.5
	$574.2	$530.4	$431.3

The provision for income taxes reconciles with the U.S. federal statutory rate, as follows:

	Twelve Months Ended December 31,
	2014	2013	2012
	(In millions)
Federal statutory rate	35.0%	35.0%	35.0%

Provision computed at federal statutory rate	$201.0	$185.6	$151.0
State and local taxes, net of federal tax benefit	13.1	12.1	5.8
Foreign	(7.3)	(4.1)	(5.3)
Valuation allowance	(2.2)	(0.6)	(0.9)
Tax reserves	0.6	(1.2)	0.2
Currency and other tax effects of Brazil Transaction (1)	—	—	(15.3)
Global restructuring (2)	—	—	20.5
Other	(5.0)	(2.9)	—
Provision for income taxes	$200.2	$188.9	$156.0

Effective income tax rate	34.9%	35.6%	36.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Components of the deferred income tax assets and liabilities at December 31, 2014 and 2013, were as follows:

	December 31,
	2014	2013
	(In millions)
Deferred income tax assets:
Employee pension benefits	$142.6	$108.9
Net operating and capital loss carryforwards	136.1	132.3
Foreign tax credits	94.7	51.7
Employee compensation programs	67.1	61.9
Reserves and accrued expenses	6.4	8.5
Deferred revenue	3.3	2.5
Other	8.7	5.9
Gross deferred income tax assets	458.9	371.7
Valuation allowance	(121.4)	(121.5)
Total deferred income tax assets, net	$337.5	$250.2

Deferred income tax liabilities:
Goodwill and intangible assets	(334.5)	(313.7)
Pension expense	(99.9)	(101.9)
Undistributed earnings of foreign subsidiaries	(96.1)	(52.5)
Depreciation	(13.4)	(14.5)
Other	(15.4)	(11.7)
Total deferred income tax liability	(559.3)	(494.3)
Net deferred income tax liability	$(221.8)	$(244.1)

Our deferred income tax assets and deferred income tax liabilities at December 31, 2014 and 2013, are included in the accompanying Consolidated Balance Sheets as follows:

	December 31,
	2014	2013
	(In millions)
Current deferred income tax assets, included in other current assets	$14.6	$18.3
Long-term deferred income tax assets, included in other assets	5.1	1.3
Long-term deferred income tax liabilities	(241.5)	(263.7)
Net deferred income tax liability	$(221.8)	$(244.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We record deferred income taxes on the temporary differences of our foreign subsidiaries and branches, except for the temporary differences related to undistributed earnings of subsidiaries which we consider indefinitely invested. As of December 31, 2014, we have indefinitely invested $85.7 million attributable to pre-2004 undistributed earnings of our Canadian and Chilean subsidiaries. If the pre-2004 earnings were not considered indefinitely invested, it would not result in any additional income tax.

At December 31, 2014, we had U.S. federal and state net operating loss carryforwards of $87.7 million which will expire at various times between 2015 and 2032. We also had foreign net operating loss carryforwards totaling $390.3 million of which $1.4 million will expire between 2015 and 2024 and the remaining $388.9 million will carryforward indefinitely. Foreign capital loss carryforwards of $19.2 million may be carried forward indefinitely, and state capital loss carryforwards of $2.5 million will expire in 2018. The deferred tax asset related to the net operating loss and capital loss carryforwards is $136.2 million of which $120.6 million has been fully reserved in the deferred tax valuation allowance. Additionally, we had foreign tax credit carryforwards of $94.7 million, of which $1.2 million will expire in 2022 and $93.5 million will be available to be utilized upon repatriation of foreign earnings.

Cash paid for income taxes, net of amounts refunded, was $148.2 million, $174.8 million and $181.7 million during the twelve months ended December 31, 2014, 2013 and 2012, respectively.

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes on our Consolidated Statements of Income.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013
	(In millions)
Beginning balance (January 1)	$19.1	$19.5
Increases related to prior year tax positions	3.0	3.0
Decreases related to prior year tax positions	(0.4)	(0.1)
Increases related to current year tax positions	4.4	4.1
Decreases related to settlements	(0.6)	(0.5)
Expiration of the statute of limitations for the assessment of taxes	(5.3)	(6.4)
Currency translation adjustment	(0.4)	(0.5)
Ending balance (December 31)	$19.8	$19.1

We recorded liabilities of $23.3 million and $22.6 million for unrecognized tax benefits as of December 31, 2014 and 2013, respectively, which included interest and penalties of $3.6 million and $3.5 million, respectively. As of December 31, 2014 and 2013, the total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $20.4 million and $19.4 million, respectively, which included interest and penalties of $3.1 million and $2.9 million, respectively. During 2014 and 2013 interest and penalties of $1.0 million and $0.8 million respectively were accrued.

Equifax and its subsidiaries are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state or international income tax examinations by tax authorities for years before 2008. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that Equifax’s gross unrecognized tax benefit balance may change within the next twelve months by a range of zero to $5.4 million.

In September 2013, the IRS released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code regarding the deduction and capitalization of expenditures related to tangible property as well as disposition of tangible property. These regulations were be effective for our tax year beginning January 1, 2014. We have assessed the impact of these regulations and determined they did not have a material impact on our consolidated financial position, results of operations, or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  STOCK-BASED COMPENSATION

We have one active share-based award plan, the amended and restated 2008 Omnibus Incentive Plan. This plan was originally approved by our shareholders in 2008 and was amended and restated with shareholder approval in May 2013 to, among other things, increase the reserve for awards under the plan by 11 million shares.  The plan provides our directors, officers and certain key employees with stock options and nonvested stock. The plan is described below. We expect to issue common shares held as either treasury stock or new issue shares upon the exercise of stock options or once nonvested shares vest. Total stock-based compensation expense in our Consolidated Statements of Income during the twelve months ended December 31, 2014, 2013 and 2012, was as follows:

	Twelve Months Ended December 31,
	2014	2013	2012
	(In millions)
Cost of services	$4.6	$4.2	$3.9
Selling, general and administrative expenses	33.5	28.0	24.1
Stock-based compensation expense, before income taxes	$38.1	$32.2	$28.0

The total income tax benefit recognized for stock-based compensation expense was $13.7 million, $11.6 million and $9.8 million for the twelve months ended December 31, 2014, 2013 and 2012, respectively.

Benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced operating cash flows and increased financing cash flows by $17.7 million, $14.6 million and $1.7 million during the twelve months ended December 31, 2014, 2013 and 2012, respectively.

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

The fair value for stock options granted during the twelve months ended December 31, 2014, 2013 and 2012, was estimated at the date of grant, using the binomial model with the following weighted-average assumptions:

	Twelve Months Ended December 31,
	2014	2013	2012
Dividend yield	1.4%	1.5%	1.8%
Expected volatility	21.1%	25.8%	31.9%
Risk-free interest rate	1.6%	1.3%	0.6%
Expected term (in years)	4.8	4.9	4.9
Weighted-average fair value of stock options granted	$12.63	$11.95	$10.67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes changes in outstanding stock options during the twelve months ended December 31, 2014, as well as stock options that are vested and expected to vest and stock options exercisable at December 31, 2014:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding at December 31, 2013	3,530	$37.85
Granted (all at market price)	249	$73.46
Exercised	(1,145)	$34.81
Forfeited and cancelled	(55)	$49.12
Outstanding at December 31, 2014	2,579	$42.54	6.0	$98.9
Vested and expected to vest at December 31, 2014	2,439	$42.23	6.0	$94.2
Exercisable at December 31, 2014	1,970	$36.39	0.2	$87.6

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of Equifax’s common stock on December 31, 2014 and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the value that would have been received by the stock option holders if they had all exercised their stock options on December 31, 2014. In future periods, this amount will change depending on fluctuations in Equifax’s stock price. The total intrinsic value of stock options exercised during the twelve months ended December 31, 2014, 2013 and 2012, was $42.8 million, $43.2 million and $38.3 million, respectively. At December 31, 2014, our total unrecognized compensation cost related to stock options was $3.1 million with a weighted-average recognition period of 1.5 years.

The following table summarizes changes in outstanding options and the related weighted-average exercise price per share for the twelve months ended December 31, 2013 and 2012:

	December 31,
	2013		2012
	Shares	Weighted- Average Price	Shares	Weighted- Average Price
	(Shares in thousands)		(Shares in thousands)
Outstanding at the beginning of the year	4,748	$34.64	6,715	$31.82
Granted (all at market price)	346	$60.15	501	$47.04
Exercised	(1,469)	$32.58	(2,352)	$29.37
Forfeited and cancelled	(95)	$44.24	(116)	$31.85
Outstanding at the end of the year	3,530	$37.85	4,748	$34.64
Exercisable at end of year	2,495	$34.45	3,061	$33.34

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to our 2008 Omnibus Incentive Plan, certain executive officers are granted nonvested shares in which the number of shares is dependent upon the Company’s three-year relative total shareholder return as compared to the three-year cumulative average quarterly shareholder return of the companies in the S&P 500 stock index, as comprised on the grant date, subject to adjustment. The number of shares which could potentially be issued ranges from zero to 200% of the target award. The grants outstanding subject to market performance as of December 31, 2014 would result in 449,790 shares outstanding at 100% of target and 899,580 at 200% of target at the end of the vesting period. Compensation expense is recognized on a straight-line basis over the measurement period and is based upon the fair market value of the shares estimated to be earned at the date of grant. The fair value of the performance-based shares is estimated on the date of grant using a Monte-Carlo simulation.

The following table summarizes changes in our nonvested stock during the twelve months ended December 31, 2014, 2013 and 2012 and the related weighted-average grant date fair value:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Nonvested at December 31, 2011	1,431	$31.79
Granted	685	$44.59
Vested	(440)	$29.02
Forfeited	(60)	$33.31
Nonvested at December 31, 2012	1,616	$37.95
Granted	621	$57.82
Vested	(479)	$33.05
Forfeited	(63)	$40.99
Nonvested at December 31, 2013	1,695	$46.50
Granted	580	$70.89
Vested	(480)	$35.83
Forfeited	(95)	$52.16
Nonvested at December 31, 2014	1,700	$57.52

The total fair value of nonvested stock that vested during the twelve months ended December 31, 2014, 2013 and 2012, was $34.4 million, $29.1 million and $19.9 million, respectively, based on the weighted-average fair value on the vesting date, and $17.2 million, $15.8 million and $12.8 million, respectively, based on the weighted-average fair value on the date of grant. At December 31, 2014, our total unrecognized compensation cost related to nonvested stock was $29.6 million with a weighted-average recognition period of 2.0 years.

10.  SHAREHOLDER RIGHTS PLAN

Our Board of Directors has adopted a shareholder rights plan designed to protect our shareholders against abusive takeover attempts and tactics. The rights plan operates to dilute the interests of any person or group attempting to take control of the Company if the attempt is not deemed by our Board of Directors to be in the best interests of our shareholders. Under the rights agreement, as originally adopted in October 1995 and amended and restated in October 2005, holders of our common stock were granted one right to purchase common stock, or Right, for each outstanding share of common stock held of record on November 24, 1995. All newly issued shares of common stock since that date have been accompanied by a Right. The Rights would have become exercisable and traded independently from our common stock if a person or group acquired or obtained the right to acquire 20% or more of Equifax’s outstanding shares of common stock, or commenced a tender or exchange offer that would have resulted in that person or group acquiring 20% or more of the outstanding common stock, in each case without the consent of our Board. In the event the Rights had become exercisable, each holder (other than the acquiring person or group) would have been entitled to purchase that number of shares of securities or other property of Equifax having a market value equal to two times the exercise price of the Right. If Equifax were acquired in a merger or other business combination, each Right would have entitled its holder to purchase the number of the acquiring company’s common stock having a market value of two times the exercise price of the Right. In either case, our Board could choose to redeem the Rights for $0.01 per Right before they became exercisable. The Rights had an expiration date of November 6, 2015, unless earlier redeemed, exchanged or amended by the Board. The Board terminated the rights plan effective February 19, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During 2014, the we adopted the new RP-2014 mortality tables and generational projection scale with MP-2014 in determining the liability for USRIP. This new table, along with the change in the discount rate, contributed to the increase in the projected benefit obligation as of December 31, 2014.

In September 2014, an amendment to the USRIP was approved, which froze future salary increases and service accruals for grandfathered participants and provided a one-time 9% increase to the accrued benefit as determined on December 31, 2014. This amendment did not have a material impact on our pension expense for 2014.

On October 1, 2012, we offered certain former U.S. employees the option to receive their USRIP pension benefits in either a lump sum payable by December 31, 2012, or a reduced monthly annuity that will commence December 1, 2012. The voluntary lump sum payment option was based on the present value of the participant’s pension benefit, and was payable at the participant’s election in cash or rollover into a qualified retirement plan or IRA. The offer was made to approximately 3,500 vested participants in the pension plan who had terminated employment prior to January 1, 2012, and had not yet started to receive monthly payment of their pension benefit. Participants were required to make an irrevocable election to receive the lump sum payment by November 26, 2012. Approximately 64% of the vested terminated participants elected to receive the lump sum payment which resulted in a payment of $62.6 million. The payment was made on December 21, 2012, from existing plan assets. Approximately 90 vested terminated participants elected the accelerated reduced monthly annuity which is being paid from the pension plan.

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

During the twelve months ended December 31, 2014, we did not make any contributions to the USRIP and made contributions of $1.2 million to the CRIP. During the twelve months ended December 31, 2013, we did not make any contributions to the USRIP and made contributions of $2.6 million to the CRIP. At December 31, 2014, the USRIP met or exceeded ERISA’s minimum funding requirements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Obligations and Funded Status.   A reconciliation of the projected benefit obligations, plan assets and funded status of the plans is as follows:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
	(In millions)
Change in projected benefit obligation
Benefit obligation at January 1,	$636.8	$716.8	$19.6	$27.3
Service cost	4.5	5.4	0.3	0.5
Interest cost	31.1	28.9	0.8	1.1
Plan participants' contributions	—	—	0.5	1.1
Amendments	3.2	—	—	(8.6)
Actuarial loss (gain)	113.2	(68.6)	0.5	0.9
Foreign currency exchange rate changes	(5.5)	(4.2)	(0.2)	0.6
Curtailments	(2.6)	—	—	—
Settlements	—	—	—	—
Benefits paid	(41.6)	(41.5)	(2.1)	(3.3)
Projected benefit obligation at December 31,	739.1	636.8	19.4	19.6
Change in plan assets
Fair value of plan assets at January 1,	568.1	548.0	21.6	21.4
Actual return on plan assets	43.7	58.5	1.7	2.4
Employer contributions	5.2	6.7	1.6	2.2
Plan participants' contributions	—	—	0.5	1.1
Foreign currency exchange rate changes	(5.3)	(3.6)	—	—
Settlements	—	—	(2.5)	(2.2)
Benefits paid	(41.6)	(41.5)	(2.1)	(3.3)
Fair value of plan assets at December 31,	570.1	568.1	20.8	21.6
Funded status of plan	$(169.0)	$(68.7)	$1.4	$2.0

The accumulated benefit obligation for the USRIP, CRIP and Supplemental Retirement Plans was $727.8 million at December 31, 2014. The accumulated benefit obligation for the USRIP, CRIP and Supplemental Retirement Plans was $623.1 million at December 31, 2013.

At December 31, 2014, the USRIP and Supplemental Retirement Plans had projected benefit obligations and accumulated benefit obligations in excess of those plans’ respective assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these plans in the aggregate were $679.5 million, $676.8 million and $515.6 million, respectively, at December 31, 2014. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the CRIP were $59.6 million, $51.0 million and $54.5 million, respectively, at December 31, 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the net amounts recognized, or the funded status of our pension and other postretirement benefit plans, in our Consolidated Balance Sheets at December 31, 2014 and 2013:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
	(In millions)
Amounts recognized in the statements of financial position consist of:
Noncurrent assets	$—	$—	$4.2	$5.1
Current liabilities	(4.0)	(3.9)	(0.2)	(0.2)
Long-term liabilities	(165.0)	(64.8)	(2.6)	(2.9)
Net amount recognized	$(169.0)	$(68.7)	$1.4	$2.0

Included in accumulated other comprehensive loss at December 31, 2014 and 2013, were the following amounts that have not yet been recognized in net periodic pension cost:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
	(In millions)
Prior service cost, net of accumulated taxes of $4.0 and $3.1 in 2014 and 2013, respectively, for pension benefits and $(2.1) and $(2.6) in 2014 and 2013, respectively, for other benefits	$6.6	$5.1	$(3.5)	$(4.3)
Net actuarial loss, net of accumulated taxes of $145.5 and $112.0 in 2014 and 2013, respectively, for pension benefits and $2.7 and $2.8 in 2014 and 2013, respectively, for other benefits	255.7	196.7	4.5	4.7
Accumulated other comprehensive loss	$262.3	$201.8	$1.0	$0.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following shows amounts recognized in other comprehensive income (loss) during the twelve months ended December 31, 2014 and 2013:

Changes in plan assets and benefit obligations recognized in other comprehensive income:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
	(In millions)
Amounts arising during the period:
Net actuarial loss (gain), net of taxes of $39.6 and $(32.6) in 2014 and 2013, respectively, for pension benefits and $0.1 and $0.1 in 2014 and 2013, respectively, for other benefits	$69.0	$(54.9)	$0.3	$0.1
Foreign currency exchange rate (gain) loss, net of taxes of $(0.1) and $(0.2) in 2014 and 2013, respectively, for pension benefits	(0.2)	(0.3)	(0.2)	—
Prior service cost (credit), net of taxes of $1.2 and $(0.3) in 2014 and 2013, respectively, for pension benefits and $(3.1) in 2013 for other benefits	2.0	(0.6)	—	(5.4)

Amounts recognized in net periodic benefit cost during the period:
Recognized actuarial loss, net of taxes of $(4.8) and $(6.4) in 2014 and 2013, respectively, for pension benefits and $0.4 and $(1.2) in 2014 and 2013, respectively, for other benefits	(8.1)	(10.6)	0.8	(2.0)
Amortization of prior service cost, net of taxes of $(0.3) and $(0.5) in 2014 and 2013, respectively, for pension benefits and $(0.2) and $0.2 in 2014 and 2013, respectively, for other benefits	(0.5)	(0.8)	(0.4)	0.3
Curtailments, net of taxes of $(1.0) in 2014 for pension benefits	(1.6)	—	—	—
Total recognized in other comprehensive income	$60.6	$(67.2)	$0.5	$(7.0)

Components of Net Periodic Benefit Cost.

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
	(In millions)
Service cost	$4.5	$5.4	$6.5	$0.3	$0.5	$0.5
Interest cost	31.1	28.9	33.4	0.8	1.1	1.2
Expected return on plan assets	(39.7)	(39.0)	(46.6)	(1.6)	(1.6)	(1.6)
Amortization of prior service cost	0.8	1.3	0.8	0.6	(0.5)	(0.2)
Recognized actuarial loss (gain)	12.9	17.0	16.0	(1.2)	3.2	1.1
Net periodic benefit cost	9.6	13.6	10.1	(1.1)	2.7	1.0
Curtailments	—	—	(0.2)	—	—	—
Settlements	—	—	38.9	—	—	—
Total net periodic benefit cost	$9.6	$13.6	$48.8	$(1.1)	$2.7	$1.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following represents the amount of prior service cost and actuarial loss included in accumulated other comprehensive loss that is expected to be recognized in net periodic benefit cost during the twelve months ending December 31, 2015:

	Pension Benefits	Other Benefits
	(In millions)
Actuarial loss, net of taxes of $(5.9) for pension benefits and $(0.2) for other benefits	$10.0	$0.4
Prior service cost, net of taxes of $(0.3) for pension benefits and $0.4 for other benefits	$0.6	$(0.8)

Weighted-Average Assumptions.

Weighted-average assumptions used to determine benefit obligations at December 31,	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Discount rate	4.26%	5.07%	4.05%	4.49%
Rate of compensation increase	4.59%	3.26%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost at December 31,	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Discount rate	5.07%	4.17%	4.60%	4.49%	4.03%	4.29%
Expected return on plan assets	7.43%	7.43%	7.67%	7.50%	7.50%	7.75%
Rate of compensation increase	3.34%	3.26%	4.41%	N/A	N/A	N/A

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

Expected Return on Plan Assets.   The expected rate of return on plan assets is based on both our historical returns and forecasted future investment returns by asset class, as provided by our external investment advisor. In 2014, our U.S. pension plan investment returns of 8.0% exceeded the expected return of 7.5% for the fifth time in five years. The expected return for the USRIP for 2015 remains at 7.5%, which is consistent with the rate used in 2014. The CRIP earned 9.8% in 2014 also exceeding its expected return of 6.75% for the fifth time in five years. The CRIP has a lower expected return due to a higher asset allocation to fixed income securities.

The calculation of the net periodic benefit cost for the USRIP and CRIP utilizes a market-related value of assets. The market-related value of assets recognizes the difference between actual returns and expected returns over five years at a rate of 20% per year.

Healthcare Costs.   For the U.S. plan, an initial 7.0% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2015 for pre-Medicare coverage. The rate was assumed to decrease gradually to an ultimate rate of 5.0% by 2021. An initial 7.0% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2015 for post-Medicare coverage. The rate was assumed to decrease gradually to an ultimate rate of 5.0% by 2021.  For the Canadian plan, an initial 7.0% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2015. The rate was assumed to decrease gradually to an ultimate rate of 5.0% by 2019. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one-percentage point change in assumed healthcare cost trend rates at December 31, 2014 would have had the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(In millions)
Effect on total service and interest cost components	$0.1	$(0.1)
Effect on accumulated postretirement benefit obligation	$1.6	$(1.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We estimate that the future benefits payable for our retirement and postretirement plans are as follows at December 31, 2014:

Years ending December 31,	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Other Benefit Plans
	(In millions)
2015	$41.0	$2.2	$1.6
2016	$42.0	$2.2	$1.5
2017	$41.9	$2.4	$1.5
2018	$42.0	$2.4	$1.5
2019	$41.9	$2.4	$1.4
Next five fiscal years to December 31, 2024	$211.8	$13.3	$7.2

Fair Value of Plan Assets.   The fair value of the pension assets at December 31, 2014, is as follows:

			Fair Value Measurements at Reporting Date Using:
Description		Fair Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
Large-Cap Equity	(1)	$115.6	$115.6	$—	$—
Small and Mid-Cap Equity	(1)	28.9	28.9	—	—
International Equity	(1) (2)	94.7	15.9	78.8	—
Fixed Income	(1) (2)	181.3	11.7	169.6	—
Private Equity	(3)	35.7	—	—	35.7
Hedge Funds	(4)	69.7	—	—	69.7
Real Assets	(1) (5)	36.7	20.2	—	16.5
Cash	(1)	7.5	7.5	—	—
Total		$570.1	$199.8	$248.4	$121.9

(1)	Fair value is based on observable market prices for the assets.

(2)
For the portion of this asset class categorized as Level 2, fair value is determined using dealer and broker quotations, certain pricing models, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.

(3)
Private equity investments are initially valued at cost. Fund managers periodically review the valuations utilizing subsequent company-specific transactions or deterioration in the company’s financial performance to determine if fair value adjustments are necessary. Private equity investments are typically viewed as long term, less liquid investments with return of capital coming via cash distributions from the sale of underlying fund assets. The Plan intends to hold these investments through each fund’s normal life cycle and wind down period.  As of December 31, 2014, we had $19.8 million of remaining commitments related to these private equity investments.

(4)
Fair value is reported by the fund manager based on observable market prices for actively traded assets within the funds, as well as financial models, comparable financial transactions or other factors relevant to the specific asset for assets with no observable market.  These investments are redeemable quarterly with a range of 30 – 90 days notice.

(5)
For the portion of this asset class categorized as Level 3, fair value is reported by the fund manager based on a combination of the following valuation approaches: current replacement cost less deterioration and obsolescence, a discounted cash flow model of income streams, and comparable market sales. As of December 31, 2014, we had $3.0 million of remaining commitments related to the real asset investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows a reconciliation of the beginning and ending balances for assets valued using significant unobservable inputs:

	Private Equity	Hedge Funds	Real Assets
	(In millions)
Balance at December 31, 2013	$38.7	$82.9	$12.2
Return on plan assets:
Unrealized	0.6	2.6	2.0
Realized	3.1	1.2	—
Purchases	9.3	—	2.8
Sales	(16.0)	(17.0)	(0.5)
Balance at December 31, 2014	$35.7	$69.7	$16.5

The fair value of the postretirement assets at December 31, 2014, is as follows:

			Fair Value Measurements at Reporting Date Using:
Description		Fair Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
Large-Cap Equity	(1)	$4.7	$4.7	$—	$—
Small and Mid-Cap Equity	(1)	1.2	1.2	—	—
International Equity	(1) (2)	2.7	0.6	2.1	—
Fixed Income	(1) (2)	6.3	0.5	5.8	—
Private Equity	(3)	1.4	—	—	1.4
Hedge Funds	(4)	2.8	—	—	2.8
Real Assets	(1) (5)	1.5	0.8	—	0.7
Cash	(1)	0.2	0.2	—	—
Total		$20.8	$8.0	$7.9	$4.9

(1)	Fair value is based on observable market prices for the assets.

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

Gross realized and unrealized gains and losses, purchases and sales for Level 3 postretirement assets were not material for the twelve months ended December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Plan is prohibited from investing additional amounts in Equifax stock once the market value of stock held by each plan exceeds 10% of the total market value of each plan. In 2011, all shares of Equifax common stock directly owned by the USRIP were sold and none were directly owned by the Plan at December 31, 2014 or at December 31, 2013.  Not more than 5% of the portfolio (at cost) shall be invested in the securities of any one issuer, with the exceptions of Equifax common stock or other securities, and U.S. Treasury and government agency securities.

The following asset allocation ranges and actual allocations were in effect as of December 31, 2014 and 2013:

		Actual
USRIP	Range	2014	2013
Large-Cap Equity	10%-35%	22.4%	23.7%
Small- and Mid-Cap Equity	0%-15%	5.6%	5.5%
International Equity	10%-30%	13.1%	15.7%
Private Equity	2%-10%	6.9%	7.6%
Hedge Funds	10%-30%	13.5%	16.2%
Real Assets	2%-10%	7.1%	6.2%
Fixed Income	15%-40%	29.9%	24.1%
Cash	0%-15%	1.5%	1.0%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following specifies the asset allocation ranges and actual allocation as of December 31, 2014 and 2013:

		Actual
CRIP	Range	2014	2013
Canadian Equities	25%-50%	34.9%	35.0%
U.S. Equities	0%-19%	0.0%	0.0%
International Equities	0%-19%	14.8%	15.0%
Fixed Income	40%-60%	49.3%	49.0%
Money Market	0%-10%	1.0%	1.0%

Equifax Retirement Savings Plans.   Equifax sponsors a tax qualified defined contribution plan, the Equifax Inc. 401(k) Plan, or the Plan. We provide a discretionary match of participants’ contributions, up to four or six percent of employee eligible pay depending on certain eligibility rules under the Plan. We also provide a discretionary direct contribution to certain eligible employees, the percentage of which is based upon an employee’s credited years of service. Company contributions for the Plan during the twelve months ended December 31, 2014, 2013 and 2012 were $21.5 million, $21.3 million and $17.8 million, respectively.

Foreign Retirement Plans.   We also maintain defined contribution plans for certain employees in the U.K., Ireland and Canada. For the years ended December 31, 2014, 2013 and 2012, our expenses related to these plans were not material.

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

Annual Incentive Plan.   We have a shareholder-approved Key Management Incentive Plan (Annual Incentive Plan), which is a component of our amended and restated 2008 Omnibus Incentive Plan, for certain key officers that provides for annual or long-term cash awards at the end of various measurement periods, based on the earnings per share, revenue and/or various other criteria over the measurement period. Our total accrued incentive compensation for all incentive plans included in accrued salaries and bonuses on our Consolidated Balance Sheets was $60.7 million and $51.8 million at December 31, 2014 and 2013, respectively.

Employee Benefit Trusts.   We maintain employee benefit trusts for the purpose of satisfying obligations under certain benefit plans. These trusts held 0.6 million shares of Equifax stock with a value, at cost, of $5.9 million at December 31, 2014 and 2013, as well as cash, which was not material for both periods presented. The employee benefits trusts are as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component, after tax, for the twelve months ended December 31, 2014, are as follows:

	Foreign currency	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2013	$(108.5)	$(202.2)	$(1.9)	$(312.6)
Other comprehensive income before reclassifications	(61.8)	(69.3)	0.1	(131.0)
Amounts reclassified from accumulated other comprehensive income	—	8.2	—	8.2
Net current-period other comprehensive income	(61.8)	(61.1)	0.1	(122.8)
Balance, December 31, 2014	$(170.3)	$(263.3)	$(1.8)	$(435.4)

Reclassifications out of accumulated other comprehensive income for the twelve months ended December 31, 2014, are as follows:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
	(In millions)
Amortization of pension and other postretirement plan items:
Prior service cost	$(1.4)	(1)
Recognized actuarial loss	(11.7)	(1)
	(13.1)	Total before tax
	4.9	Tax benefit
	$(8.2)	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 11 Benefit Plans for additional details).

Changes in accumulated other comprehensive income related to noncontrolling interests were not material as of December 31, 2014.

13.  RESTRUCTURING CHARGES

In the fourth quarter of 2013, we recorded a restructuring charge to realign internal resources of $9.3 million ($5.9 million, net of tax) in selling, general and administrative expenses on our Consolidated Statements of Income primarily related to headcount reductions of approximately 160 positions. This charge resulted from our continuing efforts to align our business to better support our strategic objectives. Generally, severance benefits for our U.S. employees are paid through monthly payroll according to the number of weeks of severance benefit provided to the employee, while our international employees receive a lump sum severance payment for their benefit. All payments were substantially completed by December 31, 2014.  Restructuring charges are recorded in general corporate expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  SEGMENT INFORMATION

Organizational Realignment. On July 1, 2014 the North America Commercial Solutions operating segment was consolidated into the U.S. Consumer Information Solutions and International operating segments. The change was driven by an enterprise wide distribution marketing strategy to maximize the penetration of our products and services in our targeted markets. In an effort to accelerate our penetration and simplify how our commercial information customers interact with us, we have reorganized our operating segments. The U.S. portion of the North America Commercial Solutions (“NACS”) operating segment was consolidated into the U.S. Consumer Information Solutions operating segment. The combined operating segment was renamed U.S. Information Solutions. The Canadian portion of the NACS operating segment was consolidated into the Canada operations of the International operating segment. As a result, we modified our segment reporting effective in the third quarter of 2014. Our financial results for the years ended December 31, 2013 and 2012, have been recast below to reflect our new organizational structure.

Reportable Segments.   We manage our business and report our financial results through the following four reportable segments, which are the same as our operating segments:

•	U.S. Information Solutions

•	International

•	Workforce Solutions

•	North America Personal Solutions

The accounting policies of the reportable segments are the same as those described in our summary of significant accounting policies (see Note 1). We evaluate the performance of these reportable segments based on their operating revenue, operating income and operating margins, excluding any unusual or infrequent items, if any. Inter-segment sales and transfers are not material for all periods presented. The measurement criteria for segment profit or loss and segment assets are substantially the same for each reportable segment. All transactions between segments are accounted for at cost, and no timing differences occur between segments.

A summary of segment products and services is as follows:

U.S. Information Solutions.   This segment includes consumer and commercial information services (such as credit information and credit scoring, credit modeling services, locate services, fraud detection and prevention services, identity verification services and other consulting services); mortgage loan origination information, appraisal, title and closing services; consumer and commercial financial marketing services; and identity management.

International.   This segment includes information services products, which includes consumer and commercial services (such as credit and financial information, credit scoring and credit modeling services), credit and other marketing products and services, and products and services sold directly to consumers. Beginning in 2014, we also provide information, technology and services to support debt collections and recovery management in Europe and Latin America.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the twelve months ended December 31, 2014, 2013 and 2012 and as of December 31, 2014 and 2013 is as follows:

	Twelve Months Ended December 31,
Operating revenue:	2014	2013	2012
	(In millions)
U.S. Information Solutions	$1,104.8	$1,084.5	$934.4
International	626.2	537.9	511.0
Workforce Solutions	490.1	474.1	442.1
North America Personal Solutions	215.3	207.4	185.5
Total operating revenue	$2,436.4	$2,303.9	$2,073.0

	Twelve Months Ended December 31,
Operating income:	2014	2013	2012
	(In millions)
U.S. Information Solutions	$428.2	$410.0	$356.0
International	140.4	157.3	152.8
Workforce Solutions	160.7	142.6	106.6
North America Personal Solutions	66.8	58.6	50.4
General Corporate Expense	(157.9)	(157.3)	(185.8)
Total operating income	$638.2	$611.2	$480.0

	December 31,
Total assets:	2014	2013
	(In millions)
U.S. Information Solutions	$1,983.9	$1,979.2
International	1,059.9	738.2
Workforce Solutions	1,271.3	1,295.5
North America Personal Solutions	47.6	42.9
General Corporate	311.5	484.1
Total assets	$4,674.2	$4,539.9

	Twelve Months Ended December 31,
Depreciation and amortization expense:	2014	2013	2012
	(In millions)
U.S. Information Solutions	$86.7	$88.8	$44.2
International	44.4	24.1	25.9
Workforce Solutions	42.6	51.7	66.2
North America Personal Solutions	8.0	7.5	7.0
General Corporate	20.1	17.5	16.7
Total depreciation and amortization expense	$201.8	$189.6	$160.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended December 31,
Capital expenditures:	2014	2013	2012
	(In millions)
U.S. Information Solutions	$16.6	$16.7	$18.2
International	15.2	19.7	10.8
Workforce Solutions	13.1	14.6	12.8
North America Personal Solutions	9.2	6.9	6.1
General Corporate	32.3	25.4	18.1
Total capital expenditures	$86.4	$83.3	$66.0

Financial information by geographic area is as follows:

	Twelve Months Ended December 31,
	2014		2013		2012
			(In millions)
Operating revenue (based on location of customer):	Amount	%	Amount	%	Amount	%
U.S.	$1,810.2	74%	$1,766.0	77%	$1,561.9	76%
Canada	154.2	6%	155.6	7%	153.9	7%
U.K.	217.0	9%	144.7	6%	133.5	6%
Other	255.0	11%	237.6	10%	223.7	11%
Total operating revenue	$2,436.4	100%	$2,303.9	100%	$2,073.0	100%

	December 31,
	2014		2013
		(In millions)
Long-lived assets:	Amount	%	Amount	%
U.S.	$3,286.1	81%	$3,332.8	86%
U.K.	371.9	9%	122.3	3%
Canada	55.8	1%	54.7	1%
Other	355.3	9%	381.7	10%
Total long-lived assets	$4,069.1	100%	$3,891.5	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2014 and 2013 was as follows:

	Three Months Ended
2014	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
Operating revenue	$584.5	$613.9	$613.4	$624.6
Operating income	$151.9	$167.4	$153.7	$165.2
Consolidated income from continuing operations	$86.3	$94.5	$94.4	$98.8
Consolidated net income	$86.3	$94.5	$94.4	$98.8
Net income attributable to Equifax	$83.9	$92.8	$92.7	$98.0
Basic earnings per common share*
Net income from continuing operations attributable to Equifax	$0.69	$0.76	$0.77	$0.82
Net income attributable to Equifax	$0.69	$0.76	$0.77	$0.82
Diluted earnings per common share*
Net income from continuing operations attributable to Equifax	$0.67	$0.75	$0.75	$0.80
Net income attributable to Equifax	$0.67	$0.75	$0.75	$0.80

	Three Months Ended
2013	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
Operating revenue	$566.5	$586.9	$572.0	$578.5
Operating income	$149.0	$158.1	$150.0	$154.1
Consolidated income from continuing operations	$84.2	$92.3	$86.1	$78.9
Discontinued operations, net of tax	$19.0	$—	$(0.6)	$—
Consolidated net income	$103.2	$92.3	$85.5	$78.9
Net income attributable to Equifax	$101.1	$90.5	$83.5	$76.7
Basic earnings per common share*
Net income from continuing operations attributable to Equifax	$0.68	$0.75	$0.69	$0.63
Discontinued operations attributable to Equifax	$0.16	$—	$—	$—
Net income attributable to Equifax	$0.84	$0.75	$0.69	$0.63
Diluted earnings per common share*
Net income from continuing operations attributable to Equifax	$0.67	$0.73	$0.67	$0.62
Discontinued operations attributable to Equifax	$0.15	$—	$—	$—
Net income attributable to Equifax	$0.82	$0.73	$0.67	$0.62

*	The sum of the quarterly EPS does not equal the annual EPS due to changes in the weighted-average shares between periods.

The comparability of our quarterly financial results during 2014 and 2013 was impacted by certain events, as follows:

•
During Q1 2014, we made two acquisitions, the TDX and Forseva, for a total of $338.8 million. For additional information about our acquisitions, see Note 4 of the Notes to Consolidated Financial Statements.

•
During Q1 2013, we divested of two non-strategic business lines, Equifax Settlement Services and Talent Management Services for a total of $47.5 million.  For additional information, see Note 3 of the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  SUBSEQUENT EVENT

                In January 2015, the personal solutions business in the United Kingdom was consolidated into the North America Personal Solutions segment.  The change was driven by an enterprise wide strategy to maximize the penetration of our products and services in our targeted markets.  We determined that market focus and operating efficiency could be further improved by reorganizing and consolidating the United States, Canada and the United Kingdom Personal Solutions operating activities into one segment called Personal Solutions.

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

Our management assessed the effectiveness of Equifax’s internal control over financial reporting as of December 31, 2014 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based on this assessment using those criteria, our management concluded that, as of December 31, 2014, Equifax’s internal control over financial reporting was effective. The effectiveness of Equifax’s internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, Equifax’s independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Form 10-K on page 54.

On January 14, 2014, the Company acquired TDX Group, a data, technology and services company in the United Kingdom that specializes in debt collections and recovery management. As permitted by Securities and Exchange Commission guidance, the scope of our Section 404 evaluation for the fiscal year ended December 31, 2014 does not include the internal controls over financial reporting over the acquired operations. This acquisition is included in our consolidated financial statements from the date of the acquisition. The acquisition represented approximately $326.1 million and $243.3 million of our consolidated total assets and net assets, respectively, as of December 31, 2014 and an immaterial amount of operating revenue and net income for the year then ended. There were no other acquisitions completed during 2014 that were material to the 2014 consolidated financial statements.

Changes in Internal Control Over Financial Reporting.

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning directors required by Item 401 of Regulation S-K is included under the caption “Proposal 1 - Election of 10 Director Nominees Listed in Proxy Statement” in our definitive Proxy Statement to be filed pursuant to Regulation 14A (the 2015 Proxy Statement), and that information is incorporated by reference in this Form 10-K. Information concerning executive officers required by Item 401 of Regulation S-K is located under Part I, Item 4(a) of this Form 10-K. The information required by Item 405 of Regulation S-K is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement, and that information is incorporated by reference in this Form 10-K. The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is included under the captions “Committees of the Board of Directors - Membership on Board Committees” and “Committees of the Board of Directors - Audit Committee Report” in the 2015 Proxy Statement, and that information is incorporated by reference in this Form 10-K.
We have adopted written codes of ethics and business conduct applicable to all our employees, including our principal executive officer, principal financial officer, and principal accounting officer and controller, and to members of our Board of Directors, available on our investor relations website: www.equifax.com/about-equifax/corporate-governance. Printed copies may be obtained, without charge, by contacting Corporate Secretary, Equifax Inc., P.O. Box 4081, Atlanta, Georgia 30302. We are required to disclose any change to, or waiver from, our code of ethics and business conduct for our Chief Executive Officer and senior financial officers. We use our website to disseminate this disclosure as permitted by applicable SEC rules.

ITEM 11.  EXECUTIVE COMPENSATION
The information required by Item 402 of Regulation S-K is included in the text and tables under the captions “Executive Compensation” and “Director Compensation” in the 2015 Proxy Statement and that information is incorporated by reference in this Form 10-K. The information required by Items 407(e)(4) and (e)(5) of Regulation S-K is included under the captions “Executive Compensation - Compensation Committee Interlocks and Insider Participation” and “Executive Compensation - Compensation Committee Report” in the 2015 Proxy Statement, and that information is furnished by incorporation by reference in this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is included under the heading “Security Ownership of Management and Certain Beneficial Owners” in the 2015 Proxy Statement, and that information is incorporated by reference in this Form 10-K. The information required by this Item 12 related to our equity compensation plans that authorize the issuance of shares of Equifax Inc. common stock to employees and directors is included under the heading “Executive Compensation - Equity Compensation Plan Information” in the 2015 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by Item 12 regarding the securities authorized for issuance under our equity compensation plans is included in the section captioned “Equity Compensation Plan Information” in our 2015 Proxy Statement which information is incorporated by reference into this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included under the captions “Corporate Governance - Related Person Transaction Policy,” “Corporate Governance - Certain Relationships and Related Person Transactions of Directors, Executive Officers, and 5 Percent Stockholders,” and “Corporate Governance - Director Independence” in the 2015 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included under the caption “Proposal 2 - Ratification of Appointment of Ernst & Young LLP as Independent Auditor for 2015” in the 2015 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed as a Part of This Report:

(1)	Financial Statements. The following financial statements are included in Item 8 of Part II:

•	Consolidated Balance Sheets — December 31, 2014 and 2013;

•	Consolidated Statements of Income for the Years Ended December 31, 2014, 2013 and 2012;

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012;

•	Consolidated Statements of Shareholders’ Equity and Other Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012; and

•	Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules.

•Schedule II — Valuation and Qualifying Accounts
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

(b)    Exhibits. See Item 15(a)(3).

(c) Financial Statement Schedules. See Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2015.

EQUIFAX INC.
(Registrant)

By:	/s/ RICHARD F. SMITH
Richard F. Smith
Chairman and Chief Executive Officer

We, the undersigned directors and executive officers of Equifax Inc., hereby severally constitute and appoint John W. Gamble, Jr., Nuala M. King and Traci A. Hornfeck, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the SEC, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2015.

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

2014 Form 10-K
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

4.2
Amendment to Rights Agreement dated as of February 19, 2015, between Equifax Inc. and American Stock Transfer & Trust Company, LLC, as successor Rights Agent to SunTrust Bank, amending the Amended and Restated Rights Agreement dated as of October 14, 2005, between Equifax Inc. and SunTrust Bank, as Rights Agent (incorporated by reference to Exhibit 4.1 to Equifax’s Form 8-K filed February 20, 2015).

4.3
Indenture dated as of June 29, 1998, between Equifax Inc. and The First National Bank of Chicago, Trustee (the “1998 Indenture”)(under which Equifax's 6.9% Debentures due 2028 were issued) (incorporated by reference to Exhibit 4.4 to Equifax's Form 10-K filed March 31, 1999).

4.4
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

Except as set forth in the preceding Exhibits 4.1 through 4.7, instruments defining the rights of holders of long-term debt securities of Equifax have been omitted where the total amount of securities authorized does not exceed 10% of the total assets of Equifax and its subsidiaries on a consolidated basis. Equifax agrees to furnish to the SEC, upon request, a copy of such instruments with respect to issuances of long-term debt of Equifax and its subsidiaries.

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

10.17	Equifax Inc. Director and Executive Stock Deferral Plan, as amended through December 31, 2008 (incorporated by reference to Exhibit 10.16 to Equifax’s Form 10-K filed February 26, 2009).
10.18	Form of Director Deferred Share Award Agreement, as amended through December 31, 2008 (incorporated by reference to Exhibit 10.17 to Equifax’s Form 10-K filed February 26, 2009).
10.19	Summary of Annual Incentive Plan (incorporated by reference to Exhibit 10.32 to Equifax’s Form 10-K filed March 16, 2005).
10.20*	Summary of Non-Employee Director Compensation.
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
10.29
Form of Amended Total Share Return Performance Share Award Agreement (Senior Leadership Team) for awards granted after May 2013 under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.29 to Equifax's Form 10-K filed February 28, 2014).

10.30
Form of Amended Total Share Return Performance Share Award Agreement (CEO) for awards granted after May 2013 under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.30 to Equifax's Form 10-K filed February 28, 2014).

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

14.1	Code of Ethics (The Equifax Business Ethics and Compliance Program)(incorporated by reference to Exhibit 14.1 to Equifax’s Form 10-K filed February 23, 2012).
21.1*	Subsidiaries of Equifax Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Powers of Attorney (included on signature page).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.

* Filed herewith.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

2014

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$6.8	$2.5	$—	$(2.1)	$7.2
Deferred income tax asset valuation allowance	119.8	(3.6)	(12.5)	17.7	121.4
	$126.6	$(1.1)	$(12.5)	$15.6	$128.6

2013

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$6.3	$2.8	$—	$(2.3)	$6.8
Deferred income tax asset valuation allowance	102.5	19.4	1.9	(4.0)	119.8
	$108.8	$22.2	$1.9	$(6.3)	$126.6

2012

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$5.9	$2.1	$—	$(1.7)	$6.3
Deferred income tax asset valuation allowance	92.8	10.9	(0.2)	(1.0)	102.5
	$98.7	$13.0	$(0.2)	$(2.7)	$108.8