Form 10-Q
period 2015-03-31
EQUIFAX INC
filed 2015-04-23
CIK 33185

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

On April 13, 2015, there were 119,006,496 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED March 31, 2015

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to future operating results, are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors,” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014, and those described from time to time in our future reports filed with the Securities and Exchange Commission. As a result of such risks and uncertainties, we urge you not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2015	2014
(In millions, except per share amounts)
Operating revenue	$651.8	$584.5
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	215.1	206.8
Selling, general and administrative expenses	232.9	175.4
Depreciation and amortization	49.6	50.4
Total operating expenses	497.6	432.6
Operating income	154.2	151.9
Interest expense	(16.1)	(17.3)
Other expense, net	(0.5)	(2.1)
Consolidated income from operations before income taxes	137.6	132.5
Provision for income taxes	(48.0)	(46.2)
Consolidated net income	89.6	86.3
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(1.3)	(2.4)
Net income attributable to Equifax	$88.3	$83.9
Basic earnings per common share:
Net income attributable to Equifax	$0.74	$0.69
Weighted-average shares used in computing basic earnings per share	119.4	122.0
Diluted earnings per common share:
Net income attributable to Equifax	$0.73	$0.67
Weighted-average shares used in computing diluted earnings per share	121.7	124.4
Dividends per common share	$0.29	$0.25

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2015			2014
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$88.3	$1.3	$89.6	$83.9	$2.4	$86.3
Other comprehensive income:
Foreign currency translation adjustment	(37.1)	(1.6)	(38.7)	(6.1)	(0.5)	(6.6)
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans, net	2.5	—	2.5	2.1	—	2.1
Change in cumulative loss from cash flow hedging transactions, net	0.2	—	0.2	—	—	—
Comprehensive income	$53.9	$(0.3)	$53.6	$79.9	$1.9	$81.8

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
(In millions, except par values)	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$95.0	$128.3
Trade accounts receivable, net of allowance for doubtful accounts of $7.9 and $7.2 at March 31, 2015 and December 31, 2014, respectively	362.7	337.2
Prepaid expenses	46.3	35.7
Other current assets	81.0	103.9
Total current assets	585.0	605.1
Property and equipment:
Capitalized internal-use software and system costs	201.8	257.3
Data processing equipment and furniture	201.1	203.3
Land, buildings and improvements	193.8	194.8
Total property and equipment	596.7	655.4
Less accumulated depreciation and amortization	(292.7)	(354.8)
Total property and equipment, net	304.0	300.6
Goodwill	2,587.4	2,606.8
Indefinite-lived intangible assets	95.0	95.2
Purchased intangible assets, net	922.7	953.9
Other assets, net	100.9	112.6
Total assets	$4,595.0	$4,674.2
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$377.5	$380.4
Accounts payable	42.1	20.3
Accrued expenses	102.9	85.5
Accrued salaries and bonuses	59.8	101.9
Deferred revenue	76.0	73.4
Other current liabilities	132.5	161.6
Total current liabilities	790.8	823.1
Long-term debt	1,145.8	1,145.7
Deferred income tax liabilities, net	244.1	241.5
Long-term pension and other postretirement benefit liabilities	169.9	173.0
Other long-term liabilities	54.7	56.3
Total liabilities	2,405.3	2,439.6
Commitments and Contingencies (see Note 4)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at March 31, 2015 and December 31, 2014; Outstanding shares - 119.0 and 119.4 at March 31, 2015 and December 31, 2014, respectively	236.6	236.6
Paid-in capital	1,230.8	1,201.7
Retained earnings	3,600.1	3,554.8
Accumulated other comprehensive loss	(469.8)	(435.4)
Treasury stock, at cost, 69.7 shares and 69.3 shares at March 31, 2015 and December 31, 2014, respectively	(2,444.5)	(2,351.7)
Stock held by employee benefits trusts, at cost, 0.6 shares at both March 31, 2015 and December 31, 2014	(5.9)	(5.9)
Total Equifax shareholders' equity	2,147.3	2,200.1
Noncontrolling interests including redeemable noncontrolling interests	42.4	34.5
Total equity	2,189.7	2,234.6
Total liabilities and equity	$4,595.0	$4,674.2

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In millions)
Operating activities:
Consolidated net income	$89.6	$86.3
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	50.3	50.9
Stock-based compensation expense	18.2	11.1
Excess tax benefits from stock-based compensation plans	(14.0)	(4.4)
Deferred income taxes	3.6	0.5
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(30.6)	(20.4)
Prepaid expenses and other current assets	14.0	6.8
Other assets	4.9	(0.4)
Current liabilities, excluding debt	(33.1)	(58.5)
Other long-term liabilities, excluding debt	—	(0.1)
Cash provided by operating activities	102.9	71.8
Investing activities:
Capital expenditures	(21.6)	(18.5)
Acquisitions, net of cash acquired	(4.4)	(333.7)
Investment in unconsolidated affiliates, net	(0.1)	(2.5)
Cash used in investing activities	(26.1)	(354.7)
Financing activities:
Net short-term (repayments) borrowings	(2.8)	193.4
Treasury stock purchases	(89.9)	(24.4)
Dividends paid to Equifax shareholders	(34.7)	(30.7)
Dividends paid to noncontrolling interests	(1.6)	(1.9)
Proceeds from exercise of stock options	11.4	13.9
Excess tax benefits from stock-based compensation plans	14.0	4.4
Other	—	0.2
Cash (used in) provided by financing activities	(103.6)	154.9
Effect of foreign currency exchange rates on cash and cash equivalents	(6.5)	(6.5)
Decrease in cash and cash equivalents	(33.3)	(134.5)
Cash and cash equivalents, beginning of period	128.3	235.9
Cash and cash equivalents, end of period	$95.0	$101.4

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND OTHER COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2015

(Unaudited)

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2014	119.4	$236.6	$1,201.7	$3,554.8	$(435.4)	$(2,351.7)	$(5.9)	$34.5	$2,234.6
Net income	—	—	—	88.3	—	—	—	1.3	89.6
Other comprehensive income	—	—	—	—	(34.4)	—	—	(1.6)	(36.0)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.6	—	(14.7)	—	—	8.6	—	—	(6.1)
Treasury stock purchased under share repurchase program ($91.30 per share)*	(1.0)	—	—	—	—	(101.4)	—	—	(101.4)
Cash dividends ($0.29 per share)	—	—	—	(34.8)	—	—	—		(34.8)
Dividends paid to employee benefits trusts	—	—	0.1	—	—	—	—	—	0.1
Stock-based compensation expense	—	—	18.2	—	—	—	—	—	18.2
Tax effects of stock-based compensation plans	—	—	14.0	—	—	—	—	—	14.0
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1.6	1.6
Redeemable noncontrolling interest adjustment	—	—	—	(8.2)	—	—	—	8.2	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(1.6)	(1.6)
Other**	—	—	11.5	—	—	—	—	—	11.5
Balance, March 31, 2015	119.0	$236.6	$1,230.8	$3,600.1	$(469.8)	$(2,444.5)	$(5.9)	$42.4	$2,189.7

*    We repurchased 1.0 million shares for $89.9 million during the first quarter of 2015. At March 31, 2015, $223.7 million was available for future purchases of common stock under our share repurchase authorization.
**     At March 31, 2015, the paid-in capital includes the reversal of the $11.5 million holdback related to the accelerated share repurchase program discussed in Note 1.

Accumulated Other Comprehensive Loss consists of the following components:

	March 31, 2015	December 31, 2014
	(In millions)
Foreign currency translation	$(207.4)	$(170.3)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $148.1 and $150.1 at March 31, 2015 and December 31, 2014, respectively	(260.8)	(263.3)
Cash flow hedging transactions, net of accumulated tax of $1.1 at March 31, 2015 and December 31, 2014	(1.6)	(1.8)
Accumulated other comprehensive loss	$(469.8)	$(435.4)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2015

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations.   We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain human resources, employment tax and payroll-related business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. We also provide information, technology and services to support debt collections and recovery management. As of March 31, 2015, we operated in the following countries: Argentina, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We also maintain support operations in the Republic of Ireland. We offer consumer credit services in Russia and India through joint ventures and also have an investment in a consumer and commercial credit information company in Brazil.

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

Basis of Presentation.   The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, the instructions to Form 10-Q and applicable sections of Regulation S-X. To understand our complete financial position and results, as defined by GAAP, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”).

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

	Three Months Ended March 31,
	2015	2014
	(In millions)
Weighted-average shares outstanding (basic)	119.4	122.0
Effect of dilutive securities:
Stock options and restricted stock units	2.3	2.4
Weighted-average shares outstanding (diluted)	121.7	124.4

For the three months ended March 31, 2015 and 2014, the stock options that were anti-dilutive were not material.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accelerated Share Repurchase Program. On October 24, 2014, we entered into an accelerated share repurchase(“ASR”) program to repurchase shares of our common stock under our approved share repurchase program. Under the ASR program, the number of shares to be repurchased is based generally on the daily volume weighted average price of our common stock during the term of the ASR program. On October 24, 2014, we paid $115 million in exchange for an initial delivery of 1.4 million shares to the Company, subject to a 10%, or $11.5 million, holdback. On February 4, 2015, we settled the ASR by receiving approximately 0.02 million additional shares, for a total shares received of 1.42 million from the ASR.

Financial Instruments.   Our financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable and short- and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for publicly traded instruments, and for non-publicly traded instruments through valuation techniques depending on the specific characteristics of the debt instrument. As of March 31, 2015 and December 31, 2014, the fair value of our long-term debt, based on observable inputs was $1.3 billion, compared to its carrying value of $1.1 billion.

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

The following table presents items measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value of Assets (Liabilities) at March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Deferred Compensation Plan Assets(1)	$24.1	$24.1	$—	$—
Deferred Compensation Plan Liability(1)	(24.1)	—	(24.1)	—
Total	$—	$24.1	$(24.1)	$—

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

Other Current Assets. Other current assets on our Consolidated Balance Sheets primarily represent amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of March 31, 2015, these assets were approximately $47.1 million, with fully offsetting balance in other current liabilities. These amounts are restricted as to their current use, and will be released according to the specific customer agreements. Other current assets also include receivables related to life insurance policies covering certain officers of the Company, as well as certain current tax accounts.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Variable Interest Entities.  We hold interests in certain entities, including credit data, information solutions and debt collections and recovery management ventures, that are considered variable interest entities, or VIEs.  These variable interests relate to ownership interests that require financial support for these entities.  Our investments related to these VIEs totaled $16.6 million at March 31, 2015, representing our maximum exposure to loss, with the exception of the guarantees referenced in Note 4.  We are not the primary beneficiary and are not required to consolidate any of these VIEs, with the exception of a debt collections and recovery management venture, for which we meet the consolidation criteria under ASC 810. In regards to that consolidated VIE, we have a 75% equity ownership interest and control of the activities that most significantly impact the VIE's economic performance. The assets and liabilities of the VIE for which we are the primary beneficiary were not significant to the Company’s consolidated financial statements, and no gain or loss was recognized because of its consolidation.

In evaluating whether we have the power to direct the activities of a VIE that most significantly impact its economic performance, we consider the purpose for which the VIE was created, the importance of each of the activities in which it is engaged and our decision-making role, if any, in those activities that significantly determine the entity's economic performance as compared to other economic interest holders. This evaluation requires consideration of all facts and circumstances relevant to decision-making that affects the entity's future performance and the exercise of professional judgment in deciding which decision-making rights are most important.

In determining whether we have the right to receive benefits or the obligation to absorb losses that could potentially be significant to the VIE, we evaluate all of our economic interests in the entity, regardless of form (debt, equity, management and servicing fees, and other contractual arrangements). This evaluation considers all relevant factors of the entity's design, including: the entity's capital structure, contractual rights to earnings (losses), subordination of our interests relative to those of other investors, contingent payments, as well as other contractual arrangements that have the potential to be economically significant. The evaluation of each of these factors in reaching a conclusion about the potential significance of our economic interests is a matter that requires the exercise of professional judgment.
Certain of our VIEs have redeemable noncontrolling interests that are subject to classification outside of permanent equity on the Company's consolidated balance sheet. The redeemable noncontrolling interests are reflected using the redemption method as of the balance sheet date. Redeemable noncontrolling interest adjustments to the redemption values are reflected in retained earnings. The adjustment of redemption value at the period end that reflects a redemption value in excess of fair value is included as an adjustment to net income attributable to Equifax stockholders for the purposes of the calculation of earnings per share. None of the current period adjustments reflect a redemption in excess of fair value. Additionally, due to the immaterial balance of the redeemable noncontrolling interest, we have elected to maintain the noncontrolling interest in permanent equity, rather than temporary equity, within our consolidated balance sheet.
Other Assets.  Other assets on our Consolidated Balance Sheets primarily represents our investment in unconsolidated affiliates, our cost method investment in Boa Vista Servicos (“BVS”), assets related to life insurance policies covering certain officers of the Company, and employee benefit trust assets. Our investment in BVS, which represents a 15% equity interest in BVS, was valued at 90 million Brazilian Reais ($27.3 million and $38.2 million at March 31, 2015 and December 31, 2014, respectively) and is accounted for using the cost method. The estimated fair value of the investment approximates carrying value at March 31, 2015.

Cost Method Investment.   We monitor the status of our cost method investment in order to determine if conditions exist or events and circumstances indicate that it may be impaired in that its carrying amount may exceed the fair value of the investment. Significant factors that are considered that could be indicative of an impairment include: changes in business strategy, market conditions, underperformance relative to historical or expected future operating results; and negative industry or economic trends. If potential indicators of impairment exist, we estimate the fair value of the investment using a combination of a discounted cash flow analysis and an evaluation of EBITDA and transaction multiples for comparable companies. If the carrying value of the investment exceeds the estimated fair value, an impairment loss is recorded based on the amount by which the investment’s carrying amount exceeds its fair value. We did not record any impairment losses related to our cost method investment in the three months ended March 31, 2015 and the twelve months ended December 31, 2014. See Note 2 of the Notes to Consolidated Financial Statements in our 2014 Form 10-K for further discussion.

Other Current Liabilities. Other current liabilities on our Consolidated Balance Sheets consist of the offset to other current assets, related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of March 31, 2015, these funds were approximately $47.1 million. These amounts are restricted as to their current use, and will be released according to the specific customer agreements. Other current liabilities also include various accrued expenses such as interest expense, accrued employee benefits, accrued taxes, accrued payroll, and accrued legal expenses.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements.    Presentation of Debt Issuance Costs. In April 2015, the FASB issued ASU 2015-03 “Interest - Imputation of Interest.” The guidance modified the presentation of debt issuance costs, to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance becomes effective for fiscal years and interim reporting periods beginning on or after December 14, 2015, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations and cash flows.

Discontinued Operations. In April 2014, the FASB issued ASU 2014-08 “Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The guidance modified the definition of a discontinued operation to include disposals that qualify as a strategic shift that has or will have a major effect on an entity’s operations and financial results. The guidance became effective for fiscal years and interim reporting periods beginning on or after December 14, 2014, with early adoption permitted. This statement did not have a material impact on our results of consolidated operations or financial position.

Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-9, "Revenue from Contracts with Customers." ASU 2014-9 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-9 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-9 is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2016 and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-9. The Company is evaluating the potential effects of the adoption of ASU 2014-9 on its Consolidated Financial Statements.

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

In January 2015, the Personal Solutions business in the United Kingdom was consolidated into the North America Personal Solutions segment. The change was driven by an enterprise wide strategy to maximize the penetration of our products and services in our targeted markets. We determined that market focus and operating efficiency could be further improved by reorganizing and consolidating the United States, Canada and the United Kingdom Personal Solutions operating activities into one segment called Personal Solutions. To reflect this new organizational structure, we have reallocated goodwill from the Europe reporting unit to the Personal Solutions reporting unit based on the relative fair values of the respective portions of Europe. A change in reporting units requires that goodwill be tested for impairment. During the first quarter of 2015, we performed a goodwill impairment test prior to and following the reallocation of goodwill for Europe and Personal Solutions, which resulted in no impairment.

2. GOODWILL AND INTANGIBLE ASSETS (Continued)

Changes in the amount of goodwill for the three months ended March 31, 2015, are as follows:

	U.S. Information Solutions	International	Workforce Solutions	Personal Solutions	Total
	(In millions)
Balance, December 31, 2014(1)	$1,120.6	$487.0	$907.6	$91.6	$2,606.8
Acquisitions	—	—	—	—	—
Adjustments to initial purchase price allocation	—	—	—	—	—
Foreign currency translation	—	(16.0)	—	(3.4)	(19.4)
Tax benefits of stock options exercised	—	—	—	—	—
Balance, March 31, 2015	$1,120.6	$471.0	$907.6	$88.2	$2,587.4

(1)The December 31, 2014 balances have been recast to reflect the new organizational structure. As of December 31, 2014, the Personal Solutions goodwill includes $75.0 million of goodwill from the Europe reporting unit.

Indefinite-Lived Intangible Assets.   Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30.  Our indefinite-lived intangible asset carrying amounts did not change materially during the three months ended March 31, 2015.

Purchased Intangible Assets.   Purchased intangible assets represent the estimated acquisition date fair value of acquired intangible assets used in our business. Purchased data files represent the estimated acquisition date fair value of consumer credit files acquired primarily through the purchase of independent credit reporting agencies in the U.S. and Canada. We expense the cost of modifying and updating credit files in the period such costs are incurred. Our reacquired rights represent the value of rights which we had granted to Computer Sciences Corporation that were reacquired in connection with the acquisition of certain assets of CSC Credit Services (“CSC Credit Services Acquisition”) in the fourth quarter of 2012. These reacquired rights are being amortized over the remaining term of the affiliation agreement on a straight-line basis until August 1, 2018. We amortize all of our purchased intangible assets on a straight-line basis. For additional information about the useful lives related to our purchased intangible assets, see Note 1 of the Notes to Consolidated Financial Statements in our 2014 Form 10-K.

Purchased intangible assets at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$672.6	$(211.8)	$460.8	$692.0	$(218.8)	$473.2
Acquired software and technology	53.0	(28.7)	24.3	53.9	(26.4)	27.5
Customer relationships	569.0	(210.3)	358.7	570.7	(204.3)	366.4
Reacquired rights	73.3	(29.5)	43.8	73.3	(26.3)	47.0
Proprietary database	7.4	(5.5)	1.9	7.4	(5.4)	2.0
Non-compete agreements	26.3	(13.6)	12.7	27.0	(11.8)	15.2
Trade names and other intangible assets	50.4	(29.9)	20.5	51.1	(28.5)	22.6
Total definite-lived intangible assets	$1,452.0	$(529.3)	$922.7	$1,475.4	$(521.5)	$953.9

Amortization expense from continuing operations related to purchased intangible assets was $31.3 million and $32.7 million during the three months ended March 31, 2015 and 2014, respectively.

3. DEBT

Debt outstanding at March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015	December 31, 2014
	(In millions)
Commercial paper	$375.0	$379.7
Notes, 6.30%, due July 2017	272.5	272.5
Notes, 3.30%, due Dec 2022	500.0	500.0
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 7.00%, due July 2037	250.0	250.0
Other	2.5	0.7
Total debt	1,525.0	1,527.9
Less short-term debt and current maturities	(377.5)	(380.4)
Less unamortized discounts	(1.7)	(1.8)
Total long-term debt, net	$1,145.8	$1,145.7

Senior Credit Facility.   We are party to a $750.0 million unsecured revolving credit facility, which we refer to as the Senior Credit Facility, with a group of financial institutions.  The Senior Credit Facility also has an accordion feature that allows us to request an increase in the total commitment to $1.0 billion.  Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Senior Credit Facility is scheduled to expire in December 2017. Availability of the Senior Credit Facility for borrowings is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding principal amount of our commercial paper notes. As of March 31, 2015, there were $1.5 million of letters of credit outstanding. As of March 31, 2015, there were no outstanding borrowings under this facility and $373.5 million was available for borrowing.

Commercial Paper Program.   Our $750.0 million commercial paper program has been established through the private placement of commercial paper notes from time-to-time. Maturities of commercial paper can range from overnight to 397 days. The commercial paper program is supported by our Senior Credit Facility and, pursuant to our existing Board of Directors authorization, the total amount of commercial paper which may be issued is reduced by the amount of any outstanding borrowings under our Senior Credit Facility. At March 31, 2015, $375.0 million in commercial paper notes was outstanding, all with maturities of less than 90 days.

For additional information about our debt agreements, see Note 6 of the Notes to Consolidated Financial Statements in our 2014 Form 10-K.

4. COMMITMENTS AND CONTINGENCIES

Data Processing, Outsourcing Services and Other Agreements.  We have separate agreements with IBM, Tata Consultancy Services and others to outsource portions of our computer data processing operations, applications development, maintenance and related functions and to provide certain other administrative and operational services. The agreements expire between 2015 and 2023. The estimated aggregate minimum contractual obligation remaining under these agreements was approximately $60 million as of December 31, 2014, with no future year’s minimum contractual obligation expected to exceed approximately $40 million. Annual payment obligations in regard to these agreements vary due to factors such as the volume of data processed; changes in our servicing needs as a result of new product offerings, acquisitions or divestitures; the introduction of significant new technologies; foreign currency; or the general rate of inflation. In certain circumstances (e.g., a change in control or for our convenience), we may terminate these data processing and outsourcing agreements and, in doing so, certain of these agreements require us to pay a significant penalty. During the first quarter of 2015, we have amended our agreement with IBM and signed an agreement with Oracle. These agreements have increased our minimum contractual obligation to approximately $100 million as of March 31, 2015.

Guarantees and General Indemnifications.   We may issue standby letters of credit and performance bonds in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit was not material at March 31, 2015, and all have a remaining maturity of one year or less. We may issue other guarantees in ordinary course of business. The maximum potential future payments we could be required to make under the guarantees in ordinary course of business is not material at March 31, 2015. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management VIE under its commercial agreements.

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

We cannot reasonably estimate our potential future payments under the guarantees and indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to guarantees and indemnities on our Consolidated Balance Sheets at March 31, 2015 or December 31, 2014.

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

For additional information about these and other commitments and contingencies, see Note 7 of the Notes to Consolidated Financial Statements in our 2014 Form 10-K.

5. INCOME TAXES

We are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years ending prior to December 31, 2009, with few exceptions. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit balance may change within the next twelve months by a range of $0 to $5.3 million.

Effective Tax Rate.       Our effective income tax rate was 34.9% for the three months ended March 31, 2015, and 2014. In 2015, our foreign rate differential is more favorable compared to 2014, offset by a higher state income tax due to state law changes. In addition, 2015 discrete tax benefits are lower compared to the first quarter of 2014.

6. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component, after tax, for the three months ended March 31, 2015, are as follows:

	Foreign currency	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2014	$(170.3)	$(263.3)	$(1.8)	$(435.4)
Other comprehensive income before reclassifications	(37.1)	—	0.2	(36.9)
Amounts reclassified from accumulated other comprehensive income	—	2.5	—	2.5
Net current-period other comprehensive income	(37.1)	2.5	0.2	(34.4)
Balance, March 31, 2015	$(207.4)	$(260.8)	$(1.6)	$(469.8)

Reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2015, are as follows:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
	(In millions)
Amortization of pension and other postretirement plan items:
Prior service cost	$0.1	(1)
Recognized actuarial loss	(4.1)	(1)
	(4.0)	Total before tax
	1.5	Tax benefit
	$(2.5)	Net of tax

(1)These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 7 Benefit Plans for additional details).

Changes in accumulated other comprehensive income related to noncontrolling interests were not material as of March 31, 2015.

7. BENEFIT PLANS

We sponsor defined benefit pension plans and defined contribution plans. For additional information about our benefit plans, see Note 11 of the Notes to Consolidated Financial Statements in our 2014 Form 10-K.

The following table provides the components of net periodic benefit cost, included in selling, general and administrative expenses in the Consolidated Statements of Income, for the three months ended March 31, 2015 and 2014:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,
	2015	2014	2015	2014
	(In millions)
Service cost	$1.1	$1.1	$0.1	$0.1
Interest cost	7.7	7.8	0.2	0.2
Expected return on plan assets	(10.1)	(9.9)	(0.4)	(0.4)
Amortization of prior service cost	0.2	0.2	(0.3)	(0.3)
Recognized actuarial loss	4.0	3.2	0.1	0.1
Total net periodic benefit cost	$2.9	$2.4	$(0.3)	$(0.3)

8.  RESTRUCTURING CHARGES

In the first quarter 2015, we recorded a $20.7 million restructuring charge ($13.2 million, net of tax) all of which was recorded in selling, general and administrative expenses on our Consolidated Statements of Income. This charge resulted from our continuing efforts to realign our internal resources to support the Company’s strategic objectives and increase the integration of our global operations.
The restructuring charge primarily relates to a reduction of headcount of approximately 300 positions resulting in a charge of $16.2 million, which was accrued for under existing severance plans or statutory requirements. The remainder was related to costs associated with real estate exit of $1.2 million and other integration costs of $3.3 million. Generally, severance benefits for our U.S. employees are paid through monthly payroll according to the number of weeks of severance benefit provided to the employee, while our international employees receive a lump sum severance payment for their benefit. Payments related to the above restructuring charges will be substantially completed within 2015. Payments related to the above restructuring charges totaled $4.1 million for the three months ended March 31, 2015.

9. SEGMENT INFORMATION

Organizational Realignment.  In January 2015, the personal solutions business in the United Kingdom was consolidated into the North America Personal Solutions segment. The change was driven by an enterprise wide strategy to maximize the penetration of our products and services in our targeted markets. We determined that market focus and operating efficiency could be further improved by reorganizing and consolidating the United States, Canada and the United Kingdom Personal Solutions operating activities into one segment called Personal Solutions. As a result, we modified our segment reporting effective in the first quarter of 2015. Our financial results for the three months ended March 31, 2015 and as of December 31, 2014, have been recast below to reflect our new organizational structure.

Reportable Segments.   We manage our business and report our financial results through the following four reportable segments, which are the same as our operating segments:

-    U.S. Information Solutions ("USIS")
-    International
-    Workforce Solutions
-    Personal Solutions

The accounting policies of the reportable segments are the same as those described in our summary of significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in our 2014 Form 10-K. We evaluate the performance of these reportable segments based on their operating revenues, operating income and operating margins, excluding unusual or infrequent items, if any. Inter-segment sales and transfers are not material for all periods presented. The measurement criteria for segment profit or loss and segment assets are substantially the same for each reportable segment. All transactions between segments are accounted for at cost, and no timing differences occur between segments.

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

International.   This segment includes information services products, which includes consumer and commercial services (such as credit and financial information, credit scoring and credit modeling services), credit and other marketing products and services, and products and services sold directly to consumers similar to those sold by Personal Solutions. In Europe and Latin America, we also provide information, technology and services to support debt collections and recovery management.

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

Operating revenue and operating income by operating segment during the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended
(In millions)	March 31,
Operating revenue:	2015	2014
U.S. Information Solutions	$298.7	$261.2
International	138.8	140.8
Workforce Solutions	148.7	119.7
Personal Solutions	65.6	62.8
Total operating revenue	$651.8	$584.5

	Three Months Ended
(In millions)	March 31,
Operating income:	2015	2014
U.S. Information Solutions	$126.6	$97.0
International	28.0	29.0
Workforce Solutions	60.0	38.7
Personal Solutions	18.0	17.9
General Corporate Expense	(78.4)	(30.7)
Total operating income	$154.2	$151.9

Total assets by operating segment at March 31, 2015 and December 31, 2014 are as follows:

	March 31,	December 31,
(In millions)	2015	2014
Total assets:
U.S. Information Solutions	$1,972.9	$1,983.9
International	918.7	983.7
Workforce Solutions	1,285.5	1,271.3
Personal Solutions	119.3	123.8
General Corporate	298.6	311.5
Total assets	$4,595.0	$4,674.2

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

Segment and Geographic Information

Segments.   The USIS segment, the largest of our four segments, consists of three product and service lines: Online Information Solutions; Mortgage Solutions; and Financial Marketing Services. Online Information Solutions and Mortgage Solutions revenue is principally transaction-based and is derived from our sales of products such as consumer and commercial credit reporting and scoring, identity management, fraud detection and modeling services. USIS also markets certain decisioning software services which facilitate and automate a variety of consumer and commercial credit-oriented decisions. Financial Marketing Services revenue is principally project and subscription based and is derived from our sales of batch credit and consumer wealth information such as those that assist clients in acquiring new customers, cross selling to existing customers and managing portfolio risk.

The International segment consists of Canada, Europe and Latin America. Canada’s products and services are similar to our USIS offerings, while Europe and Latin America are made up of varying mixes of product lines that are in our USIS and Personal Solutions reportable segments. In Europe and Latin America, we also provide information and technology services to support lenders and other creditors in the collections and recovery management process.

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

The Workforce Solutions segment consists of the Verification Services and Employer Services business lines. Verification Services revenue is transaction-based and is derived primarily from employment and income verification. Employer Services revenues are derived from our provision of certain human resources business process outsourcing services that include both transaction and subscription based product offerings. These services include unemployment claims management, employment-based tax credit services and other complementary employment-based transaction services.

Personal Solutions revenue is both transaction and subscription based and is derived from the sale of credit monitoring and identity theft protection products, which we deliver electronically to consumers primarily via the internet. We reach consumers directly and indirectly through partners.

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

Key Performance Indicators.    Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include operating revenue, change in operating revenue, operating income, operating margin, net income attributable to Equifax, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three months ended March 31, 2015 and 2014 were as follows:

	Key Performance Indicators
	Three Months Ended March 31,
	2015	2014
	(In millions, except per share data)
Operating revenue	$651.8	$584.5
Operating revenue change	12%	3%
Operating income	$154.2	$151.9
Operating margin	23.7%	26.0%
Net income attributable to Equifax	$88.3	$83.9
Diluted earnings per share from continuing operations	$0.73	$0.67
Cash provided by operating activities	$102.9	$71.8
Capital expenditures	$(21.6)	$(18.5)

Operational and Financial Highlights

•
We repurchased 1.0 million shares of our common stock on the open market for $89.9 million during the first quarter of 2015. At March 31, 2015, $223.7 million was available for future purchases of common stock under our share repurchase authorization.

•	We paid out $34.7 million or $0.29 per share in dividends to our shareholders during the first quarter of 2015.

Business Environment and Company Outlook

Demand for our services tends to be correlated to general levels of economic activity, to consumer credit activity, to a lesser extent our own initiatives to expand our products and markets served and to small commercial credit and marketing activity. In the United States, we continue to expect modest growth in overall economic activity and consumer credit in 2015. We also expect mortgage market origination activity to grow modestly for the year, with most of the growth occurring in the first half, due to historically low rates.  Internationally, the environment continues to be challenging as various countries address their particular political, fiscal and economic issues. In addition, continued weakening in foreign exchange rates will negatively impact growth in revenue and profit when reported in U.S. dollars. Offsetting these challenges, we expect that our ongoing investments in new product innovation, business execution, enterprise growth initiatives, technology infrastructure, and continuous process improvement will enable us to deliver long-term average organic revenue growth ranging between 6% and 8% with additional growth of 1% to 2% derived from strategic acquisitions consistent with our long term business strategy. We also expect to grow earnings per share at a somewhat faster rate than revenue over time as a result of both operating and financial leverage.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Consolidated Financial Results

Operating Revenue

	Three Months Ended March 31,		Change
Consolidated Operating Revenue	2015	2014	$	%
	(In millions)
U.S. Information Solutions	$298.7	$261.2	$37.5	14%
International	138.8	140.8	(2.0)	(1)%
Workforce Solutions	148.7	119.7	29.0	24%
Personal Solutions	65.6	62.8	2.8	4%
Consolidated operating revenue	$651.8	$584.5	$67.3	12%

Revenue increased by $67.3 million or 12% in the first quarter of 2015, compared to the same period in 2014, due to growth across predominantly all business units, driven by the increase in direct to consumer reseller revenue volume, strong mortgage refinancing activity and overall increases in auto, government and pre-employment verticals. Total revenue was negatively impacted by foreign exchange rates, which reduced by $17.0 million or 2% when compared to the first quarter of 2014.

Operating Expenses

	Three Months Ended March 31,		Change
Consolidated Operating Expenses	2015	2014	$	%
	(In millions)
Consolidated cost of services	$215.1	$206.8	$8.3	4%
Consolidated selling, general and administrative expenses	232.9	175.4	57.5	33%
Consolidated depreciation and amortization expense	49.6	50.4	(0.8)	(2)%
Consolidated operating expenses	$497.6	$432.6	$65.0	15%

The increase in cost of services, when compared to the first quarter of 2014 was due to the increase in production costs driven by higher revenues, as well as increases in salaries and benefits. The effect of changes in foreign exchange rates reduced cost of services by $5.8 million in the three months ended March 31, 2015.

Selling, general and administrative expense increased $57.5 million in the first quarter 2015 as compared to first quarter 2014.  The increase was primarily due to the realignment of internal resources of $20.7 million recorded in the first quarter of 2015. Additionally, the remainder of the increase was due to increases in incentives, salaries, benefits, litigation and regulatory compliance expenses, as well as professional fees. The impact of changes in foreign currency exchange rates reduced our selling, general and administrative expenses by $5.6 million in the three months ended March 31, 2015.

Depreciation and amortization expense for the first quarter 2015 was comparable to the first quarter of 2014.

Operating Income and Operating Margin

	Three Months Ended March 31,		Change
Consolidated Operating Income	2015	2014	$	%
	(In millions)
Consolidated operating revenue	$651.8	$584.5	$67.3	12%
Consolidated operating expenses	497.6	432.6	65.0	15%
Consolidated operating income	$154.2	$151.9	$2.3	2%
Consolidated operating margin	23.7%	26.0%		(2.3)	%pts

Total company margin decreased in the first quarter of 2015 due to the realignment of internal resources of $20.7 million. The decrease in the first quarter of 2015 was partially offset by the margin improvements in our USIS and Workforce Solutions segments.

Interest Expense and Other Expense, net

	Three Months Ended March 31,		Change
Consolidated Interest Expense and Other (Expense) Income, net	2015	2014	$	%
	(In millions)
Consolidated interest expense	$16.1	$17.3	$(1.2)	(7)%
Consolidated other expense, net	0.5	2.1	(1.6)	(76)%
Average cost of debt	4.2%	4.4%
Total consolidated debt, net, at quarter end	$1,523.3	$1,634.0	$(110.7)	(7)%

Interest expense decreased slightly for the first quarter of 2015 when compared to the first quarter of 2014, due to an overall decrease in our consolidated debt outstanding as of March 31, 2015. Additionally, our average cost of debt decreased due to the repayments of our 7.34% Notes and 4.45% Notes in 2014 as well as the use of lower rate commercial paper.

The decrease in other expense, net, for the three month period ending March 31, 2015, as compared to the prior year, is primarily due to foreign exchange losses related to dividends declared by our subsidiary in Argentina and losses incurred repatriating these funds in the first quarter of 2014, which recurred at a lesser rate in the current quarter, as well as a decrease in earnings from our Russian joint venture.

Income Taxes

	Three Months Ended March 31,		Change
Consolidated Provision for Income Taxes	2015	2014	$	%
	(In millions)
Consolidated provision for income taxes	$(48.0)	$(46.2)	$(1.8)	4%
Effective income tax rate	34.9%	34.9%

Our effective income tax rate was 34.9% for the first quarter of 2015 and the first quarter of 2014. In 2015, our foreign rate differential was more favorable compared to the first quarter of 2014. This decrease in the rate was offset by a higher state income tax due to state law changes and lower discrete tax benefits in the first quarter 2015, as compared to the first quarter 2014.

Net Income

	Three Months Ended March 31,		Change
Consolidated Net Income	2015	2014	$	%
	(In millions, except per share amounts)
Consolidated operating income	$154.2	$151.9	$2.3	2%
Consolidated other expense, net	(16.6)	(19.4)	2.8	(14)%
Consolidated provision for income taxes	(48.0)	(46.2)	(1.8)	4%
Consolidated net income	89.6	86.3	3.3	4%
Net income attributable to noncontrolling interests	(1.3)	(2.4)	1.1	(46)%
Net income attributable to Equifax	$88.3	$83.9	$4.4	5%
Diluted earnings per common share:
Net income attributable to Equifax	$0.73	$0.67	$0.06	9%
Weighted-average shares used in computing diluted earnings per share	121.7	124.4

Consolidated net income increased by $3.3 million or 4%, in the first quarter 2015, due to increased operating income in our USIS, Workforce Solutions and Personal Solutions businesses. This increase was partially offset by declines due to foreign exchange rates that impacted the International business unit, as well as increased corporate expenses due significantly to the realignment of our internal resources.

Segment Financial Results

USIS

	Three Months Ended March 31,		Change
U.S. Information Solutions	2015	2014	$	%
	(In millions)
Operating revenue:
Online Information Solutions	$221.9	$192.6	$29.3	15%
Mortgage Solutions	31.3	24.4	6.9	28%
Financial Marketing Services	45.5	44.2	1.3	3%
Total operating revenue	$298.7	$261.2	$37.5	14%
% of consolidated revenue	46%	45%
Total operating income	$126.6	$97.0	$29.6	31%
Operating margin	42.4%	37.2%		5.2	% pts

USIS revenue increased 14% in the first quarter of 2015, as compared to the first quarter of 2014. Solid growth from direct to consumer reseller revenue, as well as revenue growth in financial services and auto industries, was complemented by the strong mortgage market activity compared to the first quarter of 2014 when mortgage refinancing activity was still declining.

Online Information Solutions

Revenue for the first quarter of 2015 increased 15% when compared to the prior year period. Core credit report transaction volume increased 46% in the first quarter of 2015 compared to the first quarter of 2014 due to increased volumes to direct to consumer resellers, complemented by revenue growth in mortgage and auto verticals, as well as a slight increase in the commercial credit business. This increase was partially offset by lower average revenue per unit due to a change in customer mix. Revenue also benefited from growth in our identity and fraud solutions business due to increased transaction volume.

Mortgage Solutions

Revenue increased by 28% for the first quarter of 2015, when compared to the first quarter of 2014 due to higher than expected mortgage refinancing activity driven by low interest rates.

Financial Marketing Services

Revenue increased 3% for the first quarter of 2015, as compared to the first quarter of 2014. The increase was driven by a modest increase in project activity.

USIS Operating Margin

USIS operating margin increased in the first quarter of 2015 as compared to the first quarter of 2014. Margin expansion resulted from strong revenue growth over the first quarter of 2014.

International

	Three Months Ended March 31,		Change
International	2015	2014	$	%
	(In millions)
Operating revenue:
Latin America	$47.5	$46.6	$0.9	2%
Europe	57.9	57.6	0.3	1%
Canada	33.4	36.6	(3.2)	(9)%
Total operating revenue	$138.8	$140.8	$(2.0)	(1)%
% of consolidated revenue	21%	24%
Total operating income	$28.0	$29.0	$(1.0)	(3)%
Operating margin	20.2%	20.6%		(0.4)	% pts

International revenue decreased 1% in the first quarter of 2015 as compared to the first quarter of 2014. Local currency revenue grew 10% in the three month period, as a result of growth across the geographies, primarily Argentina and the U.K., compared to the first quarter of 2014. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $16.1 million, or 11%, in the first quarter of 2015.

Latin America

Local currency revenue increased 13% in the first quarter of 2015 driven by core organic growth in Argentina, Peru, Chile, Uruguay, Mexico and Paraguay. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $5.2 million, or 11%, in the first quarter of 2015, most notably due to depreciation in the foreign exchange rate of the Argentine peso. Reported revenue increased by 2% in the first quarter of 2015.

Europe

Local currency revenue increased 12% in the first quarter of 2015 primarily due to growth in the U.K. across most product segments, despite continued challenging economic conditions. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $6.8 million, or 11%, for the first quarter of 2015. Reported revenue increased 1% in the three month period ended March 31, 2015.

Canada

Local currency revenue increased 3% the three month period ended March 31, 2015, compared to the first quarter of 2014 primarily due to growth within information and marketing services, partially offset by decrease in analytical services.  Local currency fluctuations against the U.S. dollar negatively impacted revenue by $4.1 million, or 12%, in the first quarter of 2015. Reported revenue decreased by 9% in the first quarter of 2015.

International Operating Margin

Operating margin decreased slightly in the first quarter of 2015 as compared to the first quarter of 2014. The decline resulted primarily from costs associated with the debt collections and recovery management business.

Workforce Solutions

	Three Months Ended March 31,		Change
Workforce Solutions	2015	2014	$	%
	(In millions)
Operating revenue:
Verification Services	$85.8	$63.9	$21.9	34%
Employer Services	62.9	55.8	7.1	13%
Total operating revenue	$148.7	$119.7	$29.0	24%
% of consolidated revenue	23%	20%
Total operating income	$60.0	$38.7	$21.3	55%
Operating margin	40.3%	32.3%		8.0	% pts

Verification Services

Revenue increased 34% in the first quarter of 2015 compared to the first quarter of 2014, due to strong growth in mortgage, auto, pre-employment screening and government verticals, as compared to a significant decline in the mortgage related verification revenue in the first quarter of 2014.

Employer Services

Revenue increased 13% in the first quarter of 2015 compared to the first quarter of 2014, due to growth in our transaction-based complementary services business and workforce analytics business, as well as higher employment based tax credit activity due to the approval of the federal Work Opportunity Tax Credit program for 2014.

Workforce Solutions Operating Margin

Operating margin for the first quarter of 2015 increased compared to the first quarter of 2014. Margin expansion was driven by a larger volume of high margin business compared to the first quarter of 2014, as well as cost management initiatives.

Personal Solutions

	Three Months Ended March 31,		Change
Personal Solutions	2015	2014	$	%
	(In millions)
Total operating revenue	$65.6	$62.8	$2.8	4%
% of consolidated revenue	10%	11%
Total operating income	$18.0	$17.9	$0.1	1%
Operating margin	27.4%	28.5%		(1.1)	% pts

Revenue increased 4% for the first quarter of 2015, as compared to the first quarter of 2014. Local currency revenue grew 6% in the first quarter of 2015, principally due to the growth in subscription revenue in Canada and the U.K., as well as breach revenue in U.S. Subscription revenue in Canada and the U.K. increased as a result of higher average revenue per subscriber and higher subscription volumes. Direct to consumer, Equifax-branded U.S-based subscription service revenue increased slightly in the first quarter of 2015 as a result of higher average revenue per subscriber offset by lower subscription volumes. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $0.9 million, or 2%. Operating margin decreased in the first quarter of 2015 as compared to the first quarter 2014, due to higher technology and marketing expenses.

General Corporate Expense

	Three Months Ended March 31,		Change
General Corporate Expense	2015	2014	$	%
	(In millions)
General corporate expense	$78.4	$30.7	$47.7	155%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, including shared services, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance. General corporate expense increased $47.7 million in the first quarter of 2015, of which $20.7 million relates to the realignment of internal resources, and increases in incentives, salaries, benefits, litigation and regulatory compliance expenses, as well as professional fees.

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

Sources and Uses of Cash

Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity. We expect that funds generated from results of operations will be sufficient to finance our anticipated working capital and other cash requirements (such as capital expenditures, interest payments, potential pension funding contributions and dividend payments) for the foreseeable future. If borrowings were needed, we would expect to borrow in the commercial paper or corporate bond markets; or in the event that credit market conditions were to deteriorate, we would rely more heavily on borrowings from the Senior Credit Facility as described below. At March 31, 2015, $373.5 million was available to borrow under our Senior Credit Facility. Our Senior Credit Facility does not include a provision under which lenders could refuse to allow us to borrow under this facility in the event of a material adverse change in our financial condition, as long as we are in compliance with the covenants contained in the credit agreement.

The following table summarizes our cash flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2015	2014	2015 vs. 2014
	(In millions)
Operating activities	$102.9	$71.8	$31.1
Investing activities	$(26.1)	$(354.7)	$328.6
Financing activities	$(103.6)	$154.9	$(258.5)

Operating Activities

Cash provided by operating activities in the three months ended March 31, 2015 increased by $31.1 million over the prior year, due to the improvement in working capital.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to U.S. is limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.  As of March 31, 2015, we held $88.1 million of cash in our foreign subsidiaries.

Investing Activities

Capital Expenditures

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2015	2014	2015 vs. 2014
	(In millions)
Capital expenditures	$(21.6)	$(18.5)	$(3.1)

Our capital expenditures are used for developing, enhancing and deploying new and existing software in support of our expanding product set, replacing or adding facilities and equipment, updating systems for regulatory compliance, the licensing of software applications and investing in system reliability, security and disaster recovery enhancements. Capital expenditures in the first quarter 2015 increased by $3.1 million from the first quarter of 2014 as we are continuing to invest in new products and technology infrastructure.

Acquisitions, Divestitures and Investments

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2015	2014	2015 vs. 2014
	(In millions)
Acquisitions, net of cash acquired	$(4.4)	$(333.7)	$329.3
Investment in unconsolidated affiliates, net	$(0.1)	$(2.5)	$2.4

During the first quarter of 2015, we acquired a 75% equity investment in a debt collections and recovery management venture in the U.K.

During the first quarter of 2014, we acquired TDX, included as part of our International operating segment, and Forseva, included as part of our USIS operating segment.

We did not make significant investments in unconsolidated affiliates during the first quarter of 2015. During the first quarter of 2014, we invested $2.5 million in our joint venture in India.

Financing Activities

Borrowings and Credit Facility Availability

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2015	2014	2015 vs. 2014
	(In millions)
Net short-term borrowings (repayments)	$(2.8)	$193.4	$(196.2)

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

At March 31, 2015, $375.0 million was outstanding under our CP program. At March 31, 2015, a total of $373.5 million was available under our Senior Credit Facility.

At March 31, 2015, 75% of our debt was fixed-rate debt and 25% was effectively variable-rate debt. Our variable-rate debt consists of our commercial paper, which is generally issued for terms of 1 to 90 days. At March 31, 2015, the interest rates on our variable-rate debt ranged from 0.35% to 0.68%.

Borrowing and Repayment Activity

Net short-term borrowings (repayments) primarily represent activity under our CP program. We primarily borrow under our CP program, as needed and availability allows.

The decrease in net short-term borrowings (repayments) primarily reflects the net activity of CP notes in the first quarter of 2015 to fund the operations of the business. The net borrowings in the first quarter of 2014 represents the borrowings of the CP notes to fund the acquisition of TDX.

Debt Covenants.  A downgrade in our credit ratings would increase the cost of borrowings under our CP program and credit facilities, and could limit or, in the case of a significant downgrade, preclude our ability to issue CP. Our outstanding indentures and comparable instruments also contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions. In addition, our Senior Credit Facility requires us to maintain a maximum leverage ratio of not more than 3.5. Our leverage ratio was 1.72 at March 31, 2015. None of these covenants are considered restrictive to our operations and, as of March 31, 2015, we were in compliance with all of our debt covenants.

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

For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 6 of the Notes to Consolidated Financial Statements in our 2014 Form 10-K.

Equity Transactions

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2015	2014	2015 vs. 2014
	(In millions)
Treasury stock repurchases	$(89.9)	$(24.4)	$(65.5)
Dividends paid to Equifax shareholders	$(34.7)	$(30.7)	$(4.0)
Dividends paid to noncontrolling interests	$(1.6)	$(1.9)	$0.3
Proceeds from exercise of stock options	$11.4	$13.9	$(2.5)
Excess tax benefits from stock-based compensation plans	$14.0	$4.4	$9.6

Sources and uses of cash related to equity during the three months ended March 31, 2015 and 2014 were as follows:

-	During the first three months of 2015, we repurchased approximately 1.0 million of our common shares on the open market for $89.9 million, at an average price of $91.30 per share.

-
We increased our quarterly dividend from $0.25 per share to $0.29 per share as announced in the first quarter of 2015.  We paid cash dividends to Equifax shareholders of $34.7 million or $0.29 per share and $30.7 million  or $0.25 per share, during the three months ended March 31, 2015 and 2014, respectively.

-	We received cash of $11.4 million and $13.9 million during the first three months of 2015 and 2014, respectively, from the exercise of stock options.

At March 31, 2015, the Company had $223.7 million remaining for stock repurchases under the existing Board authorization.

Contractual Obligations, Commercial Commitments and Other Contingencies

Our contractual obligations have not changed materially from those reported in our 2014 Form 10-K.  For additional information about certain obligations and contingencies, see Note 6 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Off-Balance Sheet Arrangements

There have been no material changes with respect to our off-balance sheet arrangements from those presented in our 2014 Form 10-K.

Related Party Transactions

We engage in various transactions and arrangements with related parties. We believe the terms of the transactions and arrangements do not differ from those that would have been negotiated with an independent party.

Benefit Plans

At December 31, 2014, our U.S. Retirement Income Plan, or USRIP, met or exceeded ERISA’s minimum funding requirements. In the future, we expect to make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and our liquidity needs. We believe additional funding contributions, if any, would not prevent us from continuing to meet our liquidity needs, which are primarily funded from cash flows generated by operating activities, available cash and cash equivalents, and our committed credit facilities.

For our non-U.S., tax-qualified retirement plans, we fund an amount sufficient to meet minimum funding requirements but no more than allowed as a tax deduction pursuant to applicable tax regulations. For our non-qualified supplementary retirement plans, we fund the benefits as they are paid to retired participants, but accrue the associated expense and liabilities in accordance with GAAP.

For additional information about our benefit plans, see Note 11 of the Notes to Consolidated Financial Statements in our 2014 Form 10-K.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the Notes to Consolidated Financial Statements in this Form 10-Q and Note 1 of the Notes to Consolidated Financial Statements in our 2014 Form 10-K.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our Consolidated Financial Statements and the Notes to Consolidated Financial Statements. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The “Application of Critical Accounting Policies and Estimates” section in the MD&A, and Note 1 of the Notes to Consolidated Financial Statements, in our 2014 Form 10-K describe the significant accounting estimates and policies used in the preparation of our Consolidated Financial Statements. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2014 Form 10-K. There were no material changes to our market risk exposure during the three months ended March 31, 2015.

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

State Attorneys General Investigation. The Attorneys General of the State of Ohio and multiple other states commenced an investigation in late 2012 into certain business practices of the nationwide consumer reporting agencies (Equifax, Experian and TransUnion). Presently, there are 32 states participating in this investigation. In addition, the Attorneys General for the States of New York and Mississippi commenced separate investigations into the same or similar matters being reviewed by the multi-state attorney general investigation. On March 9, 2015, Equifax, Experian and TransUnion entered into a settlement agreement with the New York Attorney General. The agreement provides for the implementation over a period of 6 to 39 months of a National Consumer Assistance Plan to enhance consumer interaction with the national credit reporting agencies and improve data accuracy and quality. We are cooperating with the attorneys general in the remaining investigations. At this time, we are unable to predict the outcomes of the other investigations, including whether the investigations will result in any actions or proceedings being brought against us.

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

For information regarding our accounting for legal contingencies, see Note 4 of the Notes to Consolidated Financial Statements in this Form 10-Q.

ITEM 1A.  RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2014 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our first quarter ended March 31, 2015:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly-Announced	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
January 1 - January 31, 2015	982	$—	—	$313,517,629
February 1 - February 28, 2015	698,943	$89.59	504,797	$268,292,866
March 1 - March 31, 2015	479,489	$93.11	479,300	$223,665,243
Total	1,179,414	$91.30	984,097	$223,665,243

(1)
The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 982 shares for the month of January 2015, 698,943 shares for the month of February 2015, and 479,489 shares for the month of March 2015.

(2)	Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).

(3)	At March 31, 2015, the amount authorized for future share repurchases under the share repurchase program was $223.7 million. The program does not have a stated expiration date.

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

Equifax Inc.
(Registrant)

Date:	April 23, 2015	By:	/s/ Richard F. Smith
Richard F. Smith
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	April 23, 2015		/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Corporate Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	April 23, 2015		/s/ Nuala M. King
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