Form 10-Q
period 2015-06-30
EQUIFAX INC
filed 2015-07-23
CIK 33185

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

On July 13, 2015, there were 118,244,321 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED June 30, 2015

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,
	2015	2014
(In millions, except per share amounts)
Operating revenue	$678.1	$613.9
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	220.8	212.3
Selling, general and administrative expenses	218.7	183.5
Depreciation and amortization	50.1	50.7
Total operating expenses	489.6	446.5
Operating income	188.5	167.4
Interest expense	(16.2)	(17.4)
Other (expense) income, net	(13.9)	0.5
Consolidated income from operations before income taxes	158.4	150.5
Provision for income taxes	(45.9)	(56.0)
Consolidated net income	112.5	94.5
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(1.5)	(1.7)
Net income attributable to Equifax	$111.0	$92.8
Basic earnings per common share:
Net income attributable to Equifax	$0.94	$0.76
Weighted-average shares used in computing basic earnings per share	118.6	122.0
Diluted earnings per common share:
Net income attributable to Equifax	$0.92	$0.75
Weighted-average shares used in computing diluted earnings per share	120.9	124.3
Dividends per common share	$0.29	$0.25

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended June 30,
	2015	2014
(In millions, except per share amounts)
Operating revenue	$1,329.9	$1,198.4
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	435.9	419.1
Selling, general and administrative expenses	451.6	358.9
Depreciation and amortization	99.7	101.1
Total operating expenses	987.2	879.1
Operating income	342.7	319.3
Interest expense	(32.3)	(34.7)
Other expense, net	(14.4)	(1.6)
Consolidated income from operations before income taxes	296.0	283.0
Provision for income taxes	(93.9)	(102.2)
Consolidated net income	202.1	180.8
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(2.8)	(4.1)
Net income attributable to Equifax	$199.3	$176.7
Basic earnings per common share:
Net income attributable to Equifax	$1.67	$1.45
Weighted-average shares used in computing basic earnings per share	119.0	122.0
Diluted earnings per common share:
Net income attributable to Equifax	$1.64	$1.42
Weighted-average shares used in computing diluted earnings per share	121.3	124.4
Dividends per common share	$0.58	$0.50

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,
	2015			2014
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$111.0	$1.5	$112.5	$92.8	$1.7	$94.5
Other comprehensive income:
Foreign currency translation adjustment	19.0	(0.9)	18.1	14.9	(0.1)	14.8
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans, net	2.6	—	2.6	2.1	—	2.1
Change in cumulative loss from cash flow hedging transactions, net	—	—	—	0.1	—	0.1
Comprehensive income	$132.6	$0.6	$133.2	$109.9	$1.6	$111.5

	Six Months Ended June 30,
	2015			2014
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$199.3	$2.8	$202.1	$176.7	$4.1	$180.8
Other comprehensive income:
Foreign currency translation adjustment	(18.1)	(2.5)	(20.6)	8.8	(0.6)	8.2
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans, net	5.1	—	5.1	4.2	—	4.2
Change in cumulative loss from cash flow hedging transactions	0.2	—	0.2	0.1	—	0.1
Comprehensive income	$186.5	$0.3	$186.8	$189.8	$3.5	$193.3

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
(In millions, except par values)	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$84.2	$128.3
Trade accounts receivable, net of allowance for doubtful accounts of $7.7 and $7.2 at June 30, 2015 and December 31, 2014, respectively	368.2	337.2
Prepaid expenses	46.2	35.7
Other current assets	92.6	103.9
Total current assets	591.2	605.1
Property and equipment:
Capitalized internal-use software and system costs	207.0	257.3
Data processing equipment and furniture	212.4	203.3
Land, buildings and improvements	194.2	194.8
Total property and equipment	613.6	655.4
Less accumulated depreciation and amortization	(298.0)	(354.8)
Total property and equipment, net	315.6	300.6
Goodwill	2,600.4	2,606.8
Indefinite-lived intangible assets	95.0	95.2
Purchased intangible assets, net	895.5	953.9
Other assets, net	87.8	112.6
Total assets	$4,585.5	$4,674.2
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$335.1	$380.4
Accounts payable	35.8	20.3
Accrued expenses	111.5	85.5
Accrued salaries and bonuses	86.3	101.9
Deferred revenue	74.1	73.4
Other current liabilities	141.7	161.6
Total current liabilities	784.5	823.1
Long-term debt	1,145.8	1,145.7
Deferred income tax liabilities, net	226.4	241.5
Long-term pension and other postretirement benefit liabilities	168.1	173.0
Other long-term liabilities	54.1	56.3
Total liabilities	2,378.9	2,439.6
Commitments and Contingencies (see Note 5)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at June 30, 2015 and December 31, 2014; Outstanding shares - 118.2 and 119.4 at June 30, 2015 and December 31, 2014, respectively	236.6	236.6
Paid-in capital	1,240.1	1,201.7
Retained earnings	3,676.1	3,554.8
Accumulated other comprehensive loss	(448.2)	(435.4)
Treasury stock, at cost, 70.5 shares and 69.3 shares at June 30, 2015 and December 31, 2014, respectively	(2,531.1)	(2,351.7)
Stock held by employee benefits trusts, at cost, 0.6 shares at both June 30, 2015 and December 31, 2014	(5.9)	(5.9)
Total Equifax shareholders' equity	2,167.6	2,200.1
Noncontrolling interests including redeemable noncontrolling interests	39.0	34.5
Total equity	2,206.6	2,234.6
Total liabilities and equity	$4,585.5	$4,674.2

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In millions)
Operating activities:
Consolidated net income	$202.1	$180.8
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Impairment of cost method investment	14.8	—
Depreciation and amortization	100.8	101.9
Stock-based compensation expense	24.5	19.6
Excess tax benefits from stock-based compensation plans	(17.1)	(10.4)
Deferred income taxes	(18.6)	2.8
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(34.8)	(27.8)
Prepaid expenses and other current assets	2.7	(21.0)
Other assets	4.4	2.5
Current liabilities, excluding debt	9.4	(26.0)
Other long-term liabilities, excluding debt	1.4	2.2
Cash provided by operating activities	289.6	224.6
Investing activities:
Capital expenditures	(55.2)	(37.7)
Acquisitions, net of cash acquired	(4.4)	(333.7)
Investment in unconsolidated affiliates, net	(0.1)	(3.0)
Cash used in investing activities	(59.7)	(374.4)
Financing activities:
Net short-term (repayments) borrowings	(45.2)	131.4
Payments on long-term debt	—	(15.0)
Treasury stock purchases	(182.2)	(73.4)
Dividends paid to Equifax shareholders	(69.0)	(61.2)
Dividends paid to noncontrolling interests	(6.0)	(6.3)
Proceeds from exercise of stock options	17.2	24.5
Excess tax benefits from stock-based compensation plans	17.1	10.4
Other	—	0.1
Cash (used in) provided by financing activities	(268.1)	10.5
Effect of foreign currency exchange rates on cash and cash equivalents	(5.9)	(4.9)
Decrease in cash and cash equivalents	(44.1)	(144.2)
Cash and cash equivalents, beginning of period	128.3	235.9
Cash and cash equivalents, end of period	$84.2	$91.7

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND OTHER COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2015

(Unaudited)

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2014	119.4	$236.6	$1,201.7	$3,554.8	$(435.4)	$(2,351.7)	$(5.9)	$34.5	$2,234.6
Net income	—	—	—	199.3	—	—	—	2.8	202.1
Other comprehensive income	—	—	—	—	(12.8)	—	—	(2.5)	(15.3)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.7	—	(15.0)	—	—	14.3	—	—	(0.7)
Treasury stock purchased under share repurchase program ($94.94 per share)*	(1.9)	—	—	—	—	(193.7)	—	—	(193.7)
Cash dividends ($0.58 per share)	—	—	—	(69.3)	—	—	—	—	(69.3)
Dividends paid to employee benefits trusts	—	—	0.3	—	—	—	—	—	0.3
Stock-based compensation expense	—	—	24.5	—	—	—	—	—	24.5
Tax effects of stock-based compensation plans	—	—	17.1	—	—	—	—	—	17.1
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1.5	1.5
Redeemable noncontrolling interest adjustment	—	—	—	(8.7)	—	—	—	8.7	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(6.0)	(6.0)
Other**	—	—	11.5	—	—	—	—	—	11.5
Balance, June 30, 2015	118.2	$236.6	$1,240.1	$3,676.1	$(448.2)	$(2,531.1)	$(5.9)	$39.0	$2,206.6

*    We repurchased 1.9 million shares for $182.2 million during the first half of 2015. At June 30, 2015, $681.4 million was available for future purchases of common stock under our share repurchase authorization.
**     At June 30, 2015, the paid-in capital includes the reversal of the $11.5 million holdback related to the accelerated share repurchase program discussed in Note 1.

Accumulated Other Comprehensive Loss consists of the following components:

	June 30, 2015	December 31, 2014
	(In millions)
Foreign currency translation	$(188.4)	$(170.3)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $146.7 and $150.1 at June 30, 2015 and December 31, 2014, respectively	(258.2)	(263.3)
Cash flow hedging transactions, net of accumulated tax of $1.0 and $1.1 at June 30, 2015 and December 31, 2014, respectively	(1.6)	(1.8)
Accumulated other comprehensive loss	$(448.2)	$(435.4)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2015

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations.   We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain human resources, employment tax and payroll-related business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. We also provide information, technology and services to support debt collections and recovery management. As of June 30, 2015, we operated in the following countries: Argentina, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We also maintain support operations in the Republic of Ireland. We offer consumer credit services in Russia and India through joint ventures and also have an investment in a consumer and commercial credit information company in Brazil.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Weighted-average shares outstanding (basic)	118.6	122.0	119.0	122.0
Effect of dilutive securities:
Stock options and restricted stock units	2.3	2.3	2.3	2.4
Weighted-average shares outstanding (diluted)	120.9	124.3	121.3	124.4

For the three and six months ended June 30, 2015 and 2014, the stock options that were anti-dilutive were not material.

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

Financial Instruments.   Our financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable and short- and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for publicly traded instruments, and for non-publicly traded instruments through valuation techniques depending on the specific characteristics of the debt instrument. As of June 30, 2015 and December 31, 2014, the fair value of our long-term debt, based on observable inputs was $1.2 billion and $1.3 billion, respectively compared to its carrying value of $1.1 billion and $1.1 billion, respectively.

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

The following table presents items measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value of Assets (Liabilities) at June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Deferred Compensation Plan Assets(1)	$24.6	$24.6	$—	$—
Deferred Compensation Plan Liability(1)	(24.6)	—	(24.6)	—
Total	$—	$24.6	$(24.6)	$—

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

Other Current Assets. Other current assets on our Consolidated Balance Sheets primarily represent amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of June 30, 2015, these assets were approximately $40.4 million, with a fully offsetting balance in other current liabilities. These amounts are restricted as to their current use, and will be released according to the specific customer agreements. Other current assets also include receivables related to life insurance policies covering certain officers of the Company, as well as certain current tax accounts.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Variable Interest Entities.  We hold interests in certain entities, including credit data, information solutions and debt collections and recovery management ventures, that are considered variable interest entities, or VIEs.  These variable interests relate to ownership interests that require financial support for these entities.  Our investments related to these VIEs totaled $16.7 million at June 30, 2015, representing our maximum exposure to loss, with the exception of the guarantees referenced in Note 5.  We are not the primary beneficiary and are not required to consolidate any of these VIEs, with the exception of a debt collections and recovery management venture, for which we meet the consolidation criteria under ASC 810. In regards to that consolidated VIE, we have a 75% equity ownership interest and control of the activities that most significantly impact the VIE's economic performance. The assets and liabilities of the VIE for which we are the primary beneficiary were not significant to the Company’s consolidated financial statements, and no gain or loss was recognized because of its consolidation.

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
Other Assets.  Other assets on our Consolidated Balance Sheets primarily represents our investment in unconsolidated affiliates, our cost method investment in Brazil, assets related to life insurance policies covering certain officers of the Company, and employee benefit trust assets.

Cost Method Investment.   We monitor the status of our cost method investment in order to determine if conditions exist or events and circumstances indicate that it may be impaired in that its carrying amount may exceed the fair value of the investment. Significant factors that are considered that could be indicative of an impairment include: changes in business strategy, market conditions, underperformance relative to historical or expected future operating results; and negative industry or economic trends. If potential indicators of impairment exist, we estimate the fair value of the investment using a combination of a discounted cash flow analysis and an evaluation of EBITDA multiples for comparable companies. If the carrying value of the investment exceeds the estimated fair value, an impairment loss is recorded based on the amount by which the investment’s carrying amount exceeds its fair value. We recorded an impairment of our cost method investment in the second quarter of 2015. See Note 2 for further discussion.

Other Current Liabilities. Other current liabilities on our Consolidated Balance Sheets consist of the offset to other current assets, related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of June 30, 2015, these funds were approximately $40.4 million. These amounts are restricted as to their current use, and will be released according to the specific customer agreements. Other current liabilities also include various accrued liabilities such as interest expense, accrued employee benefits, accrued taxes, accrued payroll, and accrued legal expenses.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements.    Cloud Computing Arrangements. In April 2015, the FASB issued ASU 2015-05 “Intangibles—Goodwill and Other—Internal-Use Software: Customer's Accounting for Fees Paid in a cloud Computing Arrangement.” The update provides criteria for customers in a cloud computing arrangement to use to determine whether the arrangement includes a license of software. The guidance becomes effective for fiscal years and interim reporting periods beginning after December 15, 2015, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations and cash flows.

Presentation of Debt Issuance Costs. In April 2015, the FASB issued ASU 2015-03 “Interest - Imputation of Interest.” The guidance modified the presentation of debt issuance costs, to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance becomes effective for fiscal years and interim reporting periods beginning after December 15, 2015, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations and cash flows.

Discontinued Operations. In April 2014, the FASB issued ASU 2014-08 “Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The guidance modified the definition of a discontinued operation to include disposals that qualify as a strategic shift that has or will have a major effect on an entity’s operations and financial results. The guidance became effective for fiscal years and interim reporting periods beginning after December 15, 2014, with early adoption permitted. This statement did not have a material impact on our results of consolidated operations or financial position.

Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-9, "Revenue from Contracts with Customers." ASU 2014-9 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-9 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-9 was originally effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2016 and early adoption was not permitted. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-9. The Company is evaluating the potential effects of the adoption of ASU 2014-9 on its Consolidated Financial Statements.

Going Concern. In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern". ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. This guidance is effective for annual periods and interim periods within that period, beginning after December 15, 2016. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations and cash flows.

2. IMPAIRMENT OF INVESTMENT IN BOA VISTA SERVICOS

We hold a 15% equity interest in Boa Vista Servicos ("BVS"), which is the second largest consumer and commercial credit information company in Brazil. This investment is recorded in other assets, net, on the Consolidated Balance Sheets and is accounted for using the cost method. As of December 31, 2014 and March 31, 2015, our investment in BVS was recorded at 90 million Brazilian Reais, which approximated the fair value. The fair value was determined by management using income and market approaches.

During the second quarter of 2015, management updated the financial projections. The updated projections, along with the continued weakness in the Brazilian consumer and small commercial credit markets were considered indicators of impairment. Management of Equifax prepared an analysis to estimate the fair value of our investment at June 30, 2015 and estimated that value to be 44 million Reais ($14.1 million). As a result, we decreased the carrying value of our investment and recorded a loss of 46 million Reais ($14.8 million) which is included in other (expense) income, net, in the Consolidated Statements of Income. Additionally, the carrying value has decreased by $36.4 million related to the foreign exchange impact since 2011, which is included in the foreign currency translation adjustments in accumulated other comprehensive income.

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

Changes in the amount of goodwill for the six months ended June 30, 2015, are as follows:

	U.S. Information Solutions	International	Workforce Solutions	Personal Solutions	Total
	(In millions)
Balance, December 31, 2014(1)	$1,120.6	$487.0	$907.6	$91.6	$2,606.8
Acquisitions	—	—	—	—	—
Adjustments to initial purchase price allocation	—	—	—	—	—
Foreign currency translation	—	(7.3)	—	0.9	(6.4)
Tax benefits of stock options exercised	—	—	—	—	—
Balance, June 30, 2015	$1,120.6	$479.7	$907.6	$92.5	$2,600.4

(1)The December 31, 2014 balances have been recast to reflect the new organizational structure. As of December 31, 2014, the Personal Solutions goodwill includes $75.0 million of goodwill from the Europe reporting unit.

Indefinite-Lived Intangible Assets.   Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. Our indefinite-lived intangible asset carrying amounts did not change materially during the three and six months ended June 30, 2015.

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

3. GOODWILL AND INTANGIBLE ASSETS (Continued)

Purchased intangible assets at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$672.6	$(223.7)	$448.9	$692.0	$(218.8)	$473.2
Acquired software and technology	54.0	(31.5)	22.5	53.9	(26.4)	27.5
Customer relationships	572.4	(220.8)	351.6	570.7	(204.3)	366.4
Reacquired rights	73.3	(32.8)	40.5	73.3	(26.3)	47.0
Proprietary database	7.4	(5.6)	1.8	7.4	(5.4)	2.0
Non-compete agreements	26.9	(16.2)	10.7	27.0	(11.8)	15.2
Trade names and other intangible assets	50.9	(31.4)	19.5	51.1	(28.5)	22.6
Total definite-lived intangible assets	$1,457.5	$(562.0)	$895.5	$1,475.4	$(521.5)	$953.9

Amortization expense from continuing operations related to purchased intangible assets was $31.2 million and $32.6 million during the three months ended June 30, 2015 and 2014, respectively. Amortization expense from continuing operations related to purchased intangible assets was $62.5 million and $65.3 million during the six months ended June 30, 2015 and 2014, respectively.

4. DEBT

Debt outstanding at June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015	December 31, 2014
	(In millions)
Commercial paper	$333.3	$379.7
Notes, 6.30%, due July 2017	272.5	272.5
Notes, 3.30%, due Dec 2022	500.0	500.0
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 7.00%, due July 2037	250.0	250.0
Other	1.8	0.7
Total debt	1,482.6	1,527.9
Less short-term debt and current maturities	(335.1)	(380.4)
Less unamortized discounts	(1.7)	(1.8)
Total long-term debt, net	$1,145.8	$1,145.7

Senior Credit Facility.   We are party to a $750.0 million unsecured revolving credit facility, which we refer to as the Senior Credit Facility, with a group of financial institutions.  The Senior Credit Facility also has an accordion feature that allows us to request an increase in the total commitment to $1.0 billion.  Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Senior Credit Facility is scheduled to expire in December 2017. Availability of the Senior Credit Facility for borrowings is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding principal amount of our commercial paper notes. As of June 30, 2015, there were $1.5 million of letters of credit outstanding. As of June 30, 2015, there were no outstanding borrowings under this facility and $415.3 million was available for borrowing.

Commercial Paper Program.   Our $750.0 million commercial paper program has been established through the private placement of commercial paper notes from time-to-time. Maturities of commercial paper can range from overnight to 397 days. The commercial paper program is supported by our Senior Credit Facility and, pursuant to our existing Board of Directors authorization, the total amount of commercial paper which may be issued is reduced by the amount of any outstanding borrowings under our Senior Credit Facility. At June 30, 2015, $333.3 million in commercial paper notes was outstanding, all with maturities of less than 90 days.

For additional information about our debt agreements, see Note 6 of the Notes to Consolidated Financial Statements in our 2014 Form 10-K.

5. COMMITMENTS AND CONTINGENCIES

Data Processing, Outsourcing Services and Other Agreements.  We have separate agreements with IBM, Tata Consultancy Services and others to outsource portions of our computer data processing operations, applications development, maintenance and related functions and to provide certain other administrative and operational services. The agreements expire between 2015 and 2023. The estimated aggregate minimum contractual obligation remaining under these agreements was approximately $60 million as of December 31, 2014, with no future year’s minimum contractual obligation expected to exceed approximately $40 million. Annual payment obligations in regard to these agreements vary due to factors such as the volume of data processed; changes in our servicing needs as a result of new product offerings, acquisitions or divestitures; the introduction of significant new technologies; foreign currency; or the general rate of inflation. In certain circumstances (e.g., a change in control or for our convenience), we may terminate these data processing and outsourcing agreements and, in doing so, certain of these agreements require us to pay a significant penalty. During the first quarter of 2015, we amended our agreement with IBM and signed an agreement with Oracle. These agreements increased our minimum contractual obligation to approximately $100 million as of June 30, 2015.

5. COMMITMENTS AND CONTINGENCIES (Continued)

Guarantees and General Indemnifications.   We may issue standby letters of credit and performance bonds in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit was not material at June 30, 2015, and all have a remaining maturity of one year or less. We may issue other guarantees in ordinary course of business. The maximum potential future payments we could be required to make under the guarantees in ordinary course of business is not material at June 30, 2015. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management VIE under its commercial agreements.

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

We cannot reasonably estimate our potential future payments under the guarantees and indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to guarantees and indemnities on our Consolidated Balance Sheets at June 30, 2015 or December 31, 2014.

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

Effective Tax Rate.       Our effective income tax rate was 29.0% for the three months ended June 30, 2015, down from 37.2% for the same period in 2014. The effective income tax rate was 31.7% for the six months ended June 30, 2015, as compared to 36.1% for the same period in 2014. In 2015, the income tax rates were lower due to state income tax benefits generated from a tax law change enacted during the second quarter of 2015, and a more favorable foreign rate differential compared to 2014. The state law changes resulted in a discrete tax benefit of $8.6 million and a tax rate impact of 5.4% for the second quarter of 2015 and 2.9% for the six months ended June 30, 2015.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component, after tax, for the six months ended June 30, 2015, are as follows:

	Foreign currency	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2014	$(170.3)	$(263.3)	$(1.8)	$(435.4)
Other comprehensive income before reclassifications	(18.1)	0.1	0.2	(17.8)
Amounts reclassified from accumulated other comprehensive income	—	5.0	—	5.0
Net current-period other comprehensive income	(18.1)	5.1	0.2	(12.8)
Balance, June 30, 2015	$(188.4)	$(258.2)	$(1.6)	$(448.2)

Reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2015, are as follows:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
	(In millions)
Amortization of pension and other postretirement plan items:
Prior service cost	$0.2	(1)
Recognized actuarial loss	(8.2)	(1)
	(8.0)	Total before tax
	3.0	Tax benefit
	$(5.0)	Net of tax

(1)These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 8 Benefit Plans for additional details).

Changes in accumulated other comprehensive income related to noncontrolling interests were not material as of June 30, 2015.

8. BENEFIT PLANS

We sponsor defined benefit pension plans and defined contribution plans. For additional information about our benefit plans, see Note 11 of the Notes to Consolidated Financial Statements in our 2014 Form 10-K.

The following table provides the components of net periodic benefit cost, included in selling, general and administrative expenses in the Consolidated Statements of Income, for the three and six months ended June 30, 2015 and 2014:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Service cost	$1.1	$1.1	$0.1	$0.1
Interest cost	7.7	7.8	0.2	0.2
Expected return on plan assets	(9.9)	(9.9)	(0.4)	(0.4)
Amortization of prior service cost	0.2	0.2	(0.3)	(0.3)
Recognized actuarial loss	4.0	3.2	0.1	0.1
Total net periodic benefit cost	$3.1	$2.4	$(0.3)	$(0.3)

	Pension Benefits		Other Benefits
	Six months ended June 30,
	2015	2014	2015	2014
	(In millions)
Service cost	$2.2	$2.2	$0.2	$0.2
Interest cost	15.4	15.6	0.4	0.4
Expected return on plan assets	(20.0)	(19.8)	(0.8)	(0.8)
Amortization of prior service cost	0.4	0.4	(0.6)	(0.6)
Recognized actuarial loss	8.0	6.4	0.2	0.2
Total net periodic benefit cost	$6.0	$4.8	$(0.6)	$(0.6)

9.  RESTRUCTURING CHARGES

In the first quarter of 2015, we recorded a $20.7 million restructuring charge ($13.2 million, net of tax) all of which was recorded in selling, general and administrative expenses on our Consolidated Statements of Income. This charge resulted from our continuing efforts to realign our internal resources to support the Company’s strategic objectives and increase the integration of our global operations.
The restructuring charge primarily relates to a reduction of headcount of approximately 300 positions resulting in a charge of $16.2 million, which was accrued for under existing severance plans or statutory requirements. The remainder was related to costs associated with real estate exits of $1.2 million and other integration costs of $3.3 million. Generally, severance benefits for our U.S. employees are paid through monthly payroll according to the number of weeks of severance benefit provided to the employee, while our international employees receive a lump sum severance payment for their benefit. Payments related to the above restructuring charges will be substantially completed within 2015. Payments related to the above restructuring charges totaled $7.0 million and $11.1 million for the three and six months ended June 30, 2015, respectively.

10. SEGMENT INFORMATION

Organizational Realignment.  In January 2015, the personal solutions business in the United Kingdom was consolidated into the North America Personal Solutions segment. The change was driven by an enterprise wide strategy to maximize the penetration of our products and services in our targeted markets. We determined that market focus and operating efficiency could be further improved by reorganizing and consolidating the United States, Canada and the United Kingdom Personal Solutions operating activities into one segment called Personal Solutions. As a result, we modified our segment reporting effective in the first quarter of 2015. Our financial results for the three and six months ended June 30, 2015, have been recast below to reflect our new organizational structure.

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

International.   This segment includes information services products, which includes consumer and commercial services (such as credit and financial information, credit scoring and credit modeling services), credit and other marketing products and services. In Europe and Latin America, we also provide information, technology and services to support debt collections and recovery management.

Workforce Solutions.   This segment includes employment, income and social security number verification services as well as complementary payroll-based transaction services and employment tax management services.

Personal Solutions.   This segment includes credit information, credit monitoring and identity theft protection products sold directly to consumers via the Internet and in various hard-copy formats in the U.S., Canada, and the U.K.

Operating revenue and operating income by operating segment during the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
Operating revenue:	2015	2014	2015	2014
U.S. Information Solutions	$315.7	$281.1	$614.4	$542.3
International	148.4	150.0	287.2	290.8
Workforce Solutions	146.3	119.4	295.0	239.1
Personal Solutions	67.7	63.4	133.3	126.2
Total operating revenue	$678.1	$613.9	$1,329.9	$1,198.4

10. SEGMENT INFORMATION (Continued)

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
Operating income:	2015	2014	2015	2014
U.S. Information Solutions	$132.8	$111.1	$259.4	$208.1
International	29.5	32.8	57.5	61.8
Workforce Solutions	56.0	40.5	116.0	79.2
Personal Solutions	18.7	19.6	36.7	37.5
General Corporate Expense	(48.5)	(36.6)	(126.9)	(67.3)
Total operating income	$188.5	$167.4	$342.7	$319.3

	June 30,	December 31,
(In millions)	2015	2014
Total assets:
U.S. Information Solutions	$1,962.3	$1,983.9
International	906.2	983.7
Workforce Solutions	1,272.3	1,271.3
Personal Solutions	122.3	123.8
General Corporate	322.4	311.5
Total assets	$4,585.5	$4,674.2

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

Segment and Geographic Information

Segments.   The USIS segment, the largest of our four segments, consists of three product and service lines: Online Information Solutions; Mortgage Solutions; and Financial Marketing Services. Online Information Solutions and Mortgage Solutions revenue is principally transaction-based and is derived from our sales of products such as consumer and commercial credit reporting and scoring, identity management, fraud detection and modeling services. USIS also markets certain decisioning software services, which facilitate and automate a variety of consumer and commercial credit-oriented decisions. Financial Marketing Services revenue is principally project and subscription based and is derived from our sales of batch credit and consumer wealth information such as those that assist clients in acquiring new customers, cross selling to existing customers and managing portfolio risk.

The International segment consists of Canada, Europe and Latin America. Canada’s products and services are similar to our USIS offerings, while Europe and Latin America are made up of varying mixes of product lines that are in our USIS reportable segment. In Europe and Latin America, we also provide information and technology services to support lenders and other creditors in the collections and recovery management process.

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

Personal Solutions revenue is both transaction and subscription based and is derived from the sale of credit monitoring and identity theft protection products, which we deliver electronically to consumers primarily via the internet in the U.S., Canada, and the U.K. We reach consumers directly and indirectly through partners.

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

Key Performance Indicators.    Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include operating revenue, change in operating revenue, operating income, operating margin, net income attributable to Equifax, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three and six months ended June 30, 2015 and 2014 were as follows:

	Key Performance Indicators
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions, except per share data)		(In millions, except per share data)
Operating revenue	$678.1	$613.9	$1,329.9	$1,198.4
Operating revenue change	10%	5%	11%	4%
Operating income	$188.5	$167.4	$342.7	$319.3
Operating margin	27.8%	27.3%	25.8%	26.6%
Net income attributable to Equifax	$111.0	$92.8	$199.3	$176.7
Diluted earnings per share from continuing operations	$0.92	$0.75	$1.64	$1.42
Cash provided by operating activities	$186.7	$152.8	$289.6	$224.6
Capital expenditures	$(33.6)	$(19.2)	$(55.2)	$(37.7)

Operational and Financial Highlights

•
We repurchased 1.9 million shares of our common stock on the open market for $182.2 million during the first half of 2015. At June 30, 2015, $681.4 million was available for future purchases of common stock under our share repurchase authorization.

•	We paid out $69.0 million or $0.58 per share in dividends to our shareholders during the first half of 2015.

Business Environment and Company Outlook

Demand for our services tends to be correlated to general levels of economic activity, to consumer credit activity, enhanced by our own initiatives to expand our products and markets served and to small commercial credit and marketing activity. In 2015, in the United States, we continue to expect modest growth in overall economic activity and consumer credit, including in the second half of the year. We also expect mortgage market origination activity to be up slightly over 10% for all of 2015. Consistent with our expectations, mortgage market growth was strong in the first half of 2015, but is expected to be up only slightly in the second half of the year.  Internationally, the environment continues to be challenging as various countries address their particular political, fiscal and economic issues. In addition, weaker foreign exchange rates, compared to the prior year, will negatively impact growth in revenue and profit when reported in U.S. dollars.

Over the long term, we expect that our ongoing investments in new product innovation, business execution, enterprise growth initiatives, technology infrastructure, and continuous process improvement will enable us to deliver long-term average organic revenue growth ranging between 6% and 8% with additional growth of 1% to 2% derived from strategic acquisitions consistent with our long term business strategy. We also expect to grow earnings per share at a somewhat faster rate than revenue over time as a result of both operating and financial leverage.

RESULTS OF OPERATIONS—THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Consolidated Financial Results

Operating Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Operating Revenue	2015	2014	$	%	2015	2014	$	%
	(In millions)				(In millions)
U.S. Information Solutions	$315.7	$281.1	$34.6	12%	$614.4	$542.3	$72.1	13%
International	148.4	150.0	(1.6)	(1)%	287.2	290.8	(3.6)	(1)%
Workforce Solutions	146.3	119.4	26.9	23%	295.0	239.1	55.9	23%
Personal Solutions	67.7	63.4	4.3	7%	133.3	126.2	7.1	6%
Consolidated operating revenue	$678.1	$613.9	$64.2	10%	$1,329.9	$1,198.4	$131.5	11%

Revenue increased by $64.2 million or 10% and $131.5 million or 11% in the second quarter and first six months of 2015, respectively, compared to the same periods in 2014. This broad-based growth was driven by the increase in direct to consumer reseller revenue volume, strong mortgage market activity and overall increases in financial services, auto, government and pre-employment verticals. Total revenue was negatively impacted by foreign exchange rates, which reduced revenue by $19.0 million or 4% and $36.0 million or 3% when compared to the second quarter and the first six months of 2014, respectively.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Operating Expenses	2015	2014	$	%	2015	2014	$	%
	(In millions)				(In millions)
Consolidated cost of services	$220.8	$212.3	$8.5	4%	$435.9	$419.1	$16.8	4%
Consolidated selling, general and administrative expenses	218.7	183.5	35.2	19%	451.6	358.9	92.7	26%
Consolidated depreciation and amortization expense	50.1	50.7	(0.6)	(1)%	99.7	101.1	(1.4)	(1)%
Consolidated operating expenses	$489.6	$446.5	$43.1	10%	$987.2	$879.1	$108.1	12%

The increase in cost of services, when compared to the second quarter and first six months of 2014, was due to the increase in production costs driven by higher revenues, as well as increases in people costs. The effect of changes in foreign exchange rates reduced cost of services by $6.8 million and $12.6 million in the three and six months ended June 30, 2015, respectively.

Selling, general and administrative expense increased $35.2 million and $92.7 million in the three and six months ended June 30, 2015, as compared to the same periods in 2014.  The increase for three months ended June 30, 2015, was due to increases in people costs, litigation and regulatory compliance expenses, marketing expenses, as well as professional fees. The increase for the six months ended June 30, 2015, was due to the realignment of internal resources of $20.7 million recorded in the first quarter of 2015, in addition to the costs mentioned above. The impact of changes in foreign currency exchange rates reduced our selling, general and administrative expenses by $6.3 million and $11.9 million in the three and six months ended June 30, 2015, respectively.

Depreciation and amortization expense for the second quarter and first six months of 2015 was comparable to the same periods in 2014.

Operating Income and Operating Margin

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
Consolidated Operating Income	2015	2014	$	%		2015	2014	$	%
	(In millions)					(In millions)
Consolidated operating revenue	$678.1	$613.9	$64.2	10%		$1,329.9	$1,198.4	$131.5	11%
Consolidated operating expenses	489.6	446.5	43.1	10%		987.2	879.1	108.1	12%
Consolidated operating income	$188.5	$167.4	$21.1	13%		$342.7	$319.3	$23.4	7%
Consolidated operating margin	27.8%	27.3%		0.5	% pts	25.8%	26.6%		(0.8)	% pts

Total company margin increased slightly in the second quarter of 2015 due to improved margins in our USIS and Workforce Solutions businesses, offset primarily by higher corporate expenses, including increased people costs. The total company margin decreased slightly for the first six months of 2015 due to the realignment of internal resources of $20.7 million and increases in people costs. The decrease was partially offset by the margin improvements in our USIS and Workforce Solutions segments.

Interest Expense and Other Expense, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Interest Expense and Other (Expense) Income, net	2015	2014	$	%	2015	2014	$	%
	(In millions)				(In millions)
Consolidated interest expense	$(16.2)	$(17.4)	$(1.2)	(7)%	$(32.3)	$(34.7)	$2.4	(7)%
Consolidated other (expense) income, net	(13.9)	0.5	(14.4)	(2,880)%	(14.4)	(1.6)	(12.8)	800%
Average cost of debt	4.3%	4.4%			4.3%	4.4%
Total consolidated debt, net, at quarter end	$1,480.9	$1,555.4	$(74.5)	(5)%	$1,480.9	$1,555.4	$(74.5)	(5)%

Interest expense decreased slightly for the second quarter and first six months of 2015 when compared to the same periods in 2014, due to an overall decrease in our consolidated debt outstanding as of June 30, 2015. Additionally, our average cost of debt decreased due to the repayments of our 7.34% Notes and 4.45% Notes in 2014, as well as the use of lower rate commercial paper.

The increase in other (expense) income, net, for the three and six months periods ending June 30, 2015, as compared to the prior year, is primarily due to the impairment of our cost method investment in Brazil in the second quarter of 2015.

Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Provision for Income Taxes	2015	2014	$	%	2015	2014	$	%
	(In millions)				(In millions)
Consolidated provision for income taxes	$(45.9)	$(56.0)	$10.1	(18)%	$(93.9)	$(102.2)	$8.3	(8)%
Effective income tax rate	29.0%	37.2%			31.7%	36.1%

Our effective income tax rate was 29.0% for the second quarter of 2015, down from 37.2% for the second quarter of 2014. The effective income tax rate was 31.7% for the six months ended June 30, 2015, as compared to 36.1% for the same period in 2014.  In 2015, the income tax rates were lower due to state income tax benefits generated from a tax law change enacted during the second quarter of 2015, and a more favorable foreign rate differential compared to 2014. The state law changes resulted in a discrete tax benefit of $8.6 million and a tax rate impact of 5.4% for the second quarter of 2015 and 2.9% for the six months ended June 30, 2015.

Net Income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Net Income	2015	2014	$	%	2015	2014	$	%
	(In millions, except per share amounts)				(In millions, except per share amounts)
Consolidated operating income	$188.5	$167.4	$21.1	13%	$342.7	$319.3	$23.4	7%
Consolidated other expense, net	(30.1)	(16.9)	(13.2)	78%	(46.7)	(36.3)	(10.4)	29%
Consolidated provision for income taxes	(45.9)	(56.0)	10.1	(18)%	(93.9)	(102.2)	8.3	(8)%
Consolidated net income	112.5	94.5	18.0	19%	202.1	180.8	21.3	12%
Net income attributable to noncontrolling interests	(1.5)	(1.7)	0.2	(12)%	(2.8)	(4.1)	1.3	(32)%
Net income attributable to Equifax	$111.0	$92.8	$18.2	20%	$199.3	$176.7	$22.6	13%
Diluted earnings per common share:
Net income attributable to Equifax	$0.92	$0.75	$0.17	23%	$1.64	$1.42	$0.22	15%
Weighted-average shares used in computing diluted earnings per share	120.9	124.3			121.3	124.4

Consolidated net income increased by $18.0 million or 19% and $21.3 million or 12%, in the three and six months ended June 30, 2015, respectively, due to increased operating income in our USIS and Workforce Solutions businesses. This increase was partially offset by declines due to foreign exchange rates that impacted the International business unit, as well as increased corporate expenses due significantly to the realignment of our internal resources, impairment of our cost method investment in Brazil, and increases in people costs.

Segment Financial Results

USIS

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
U.S. Information Solutions	2015	2014	$	%		2015	2014	$	%
	(In millions)					(In millions)
Operating revenue:
Online Information Solutions	$232.9	$205.5	$27.4	13%		$454.8	$398.1	$56.7	14%
Mortgage Solutions	33.1	27.6	5.5	20%		64.4	52.0	12.4	24%
Financial Marketing Services	49.7	48.0	1.7	4%		95.2	92.2	3.0	3%
Total operating revenue	$315.7	$281.1	$34.6	12%		$614.4	$542.3	$72.1	13%
% of consolidated revenue	47%	46%				46%	45%
Total operating income	$132.8	$111.1	$21.7	20%		$259.4	$208.1	$51.3	25%
Operating margin	42.1%	39.5%		2.6	% pts	42.2%	38.4%		3.8	% pts

USIS revenue increased 12% and 13% in the second quarter and first six months of 2015, respectively, as compared to the prior year periods. USIS realized solid growth from direct to consumer reseller revenue and mortgage market, as well as continued revenue growth in financial services, and auto.

Online Information Solutions

Revenue for the second quarter and first six months of 2015 increased 13% and 14%, respectively, when compared to the prior year periods. Core credit report transaction volume increased 49% in the second quarter of 2015 and 47% in first six months of 2015, compared to the prior year, due to increased volumes to direct to consumer resellers, complemented by revenue growth in mortgage resellers, financial services, and auto verticals, as well as a slight increase in the commercial credit and compliance businesses. Revenue also benefited from growth in our identity and fraud solutions business.These increases were partially offset by lower average revenue per unit due to a change in customer mix.

Mortgage Solutions

Revenue increased by 20% and 24% for the second quarter and first six months of 2015, respectively, when compared to prior year, driven by a stronger market for refinancing and purchase activity, as well as growth from new product offerings.

Financial Marketing Services

Revenue increased 4% and 3% for the second quarter and first six months of 2015, respectively, as compared to prior year. The increases were driven primarily by growth in our customer base for our wealth-based consumer information services products.

USIS Operating Margin

USIS operating margin increased significantly in the second quarter and first six months of 2015 as compared to prior year. Margin expansion resulted from strong revenue growth over the second quarter and first six months of 2014.

International

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
International	2015	2014	$	%		2015	2014	$	%
	(In millions)					(In millions)
Operating revenue:
Europe	$62.5	$63.3	$(0.8)	(1)%		$120.4	$120.9	$(0.5)	—%
Latin America	50.9	48.0	2.9	6%		98.4	94.6	3.8	4%
Canada	35.0	38.7	(3.7)	(10)%		68.4	75.3	(6.9)	(9)%
Total operating revenue	$148.4	$150.0	$(1.6)	(1)%		$287.2	$290.8	$(3.6)	(1)%
% of consolidated revenue	22%	24%				22%	24%
Total operating income	$29.5	$32.8	$(3.3)	(10)%		$57.5	$61.8	$(4.3)	(7)%
Operating margin	19.9%	21.9%		(2.0)	% pts	20.0%	21.3%		(1.3)	% pts

International revenue decreased 1% in both the second quarter and first six months of 2015, respectively, as compared to prior year. Local currency revenue grew 11% for both the three and six month period, respectively, as a result of growth across the geographies, primarily Argentina and the U.K., compared to prior year. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $18.0 million and $34.1 million in the second quarter and first six months of 2015, respectively.

Europe

On a local currency basis, revenue increased 12% in both the second quarter and first six months of 2015, respectively, primarily due to growth in the U.K. across most product segments. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $7.9 million, or 13%, and $14.7 million, or 12%, for the second quarter and first six months of 2015, respectively. Reported revenue decreased 1% in the second quarter and was flat in the first six months of 2015.

Latin America

On a local currency basis, revenue increased 18% and 15% in the second quarter and first six months of 2015, respectively, driven by core organic growth primarily in Argentina. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $5.6 million, or 12%, and $10.8 million, or 11%, in the second quarter and first six months of 2015, respectively, most notably due to depreciation in the foreign exchange rate of the Argentine peso and the Chilean peso. Reported revenue increased by 6% and 4% in the second quarter and first six months of 2015, respectively.

Canada

On a local currency basis, revenue increased 2% in the second quarter and first six months of 2015, respectively, compared to prior year, primarily due to growth within information and marketing services, partially offset by decrease in analytical services.  Local currency fluctuations against the U.S. dollar negatively impacted revenue by $4.5 million, or 12%, and $8.6 million, or 11%, in the second quarter and first six months of 2015, respectively. Reported revenue decreased by 10% and 9% in the second quarter and first six months of 2015, respectively.

International Operating Margin

Operating margin decreased in the second quarter and first six months of 2015, as compared to prior year. The decline resulted from geographic mix.

Workforce Solutions

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
Workforce Solutions	2015	2014	$	%		2015	2014	$	%
	(In millions)					(In millions)
Operating revenue:
Verification Services	$94.0	$72.3	$21.7	30%		$179.8	$136.2	$43.6	32%
Employer Services	52.3	47.1	5.2	11%		115.2	102.9	12.3	12%
Total operating revenue	$146.3	$119.4	$26.9	23%		$295.0	$239.1	$55.9	23%
% of consolidated revenue	22%	19%				22%	20%
Total operating income	$56.0	$40.5	$15.5	38%		$116.0	$79.2	$36.8	46%
Operating margin	38.3%	33.9%		4.4	% pts	39.3%	33.1%		6.2	%pts

Verification Services

Revenue increased 30% and 32% in the second quarter and first six months of 2015, respectively, compared to prior year, due to strong growth in mortgage, auto, pre-employment screening and government verticals, and continued addition of new records to The Work Number database.

Employer Services

Revenue increased 11% and 12% in the second quarter and first six months of 2015, respectively, compared to prior year, due to growth in our employer-based compliance solutions and workforce analytics business, as well as continued higher employment based tax credit activity due to the delayed approval of the Federal Work Opportunity Tax Credit program for 2014.

Workforce Solutions Operating Margin

Operating margin increased significantly for the second quarter and first six months of 2015, respectively, compared to prior year. Margin expansion was driven by strong revenue growth over the second quarter and first six months of 2014.

Personal Solutions

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
Personal Solutions	2015	2014	$	%		2015	2014	$	%
	(In millions)					(In millions)
Total operating revenue	$67.7	$63.4	$4.3	7%		$133.3	$126.2	$7.1	6%
% of consolidated revenue	10%	10%				10%	11%
Total operating income	$18.7	$19.6	$(0.9)	(5)%		$36.7	$37.5	$(0.8)	(2)%
Operating margin	27.6%	30.9%		(3.3)	%pts	27.5%	29.7%		(2.2)	%pts

Revenue increased 7% and 6% for the second quarter and first six months of 2015, respectively, as compared to the prior year. Local currency revenue grew 8% and 7% in the second quarter and first six months of 2015, respectively, principally due to the growth in subscription revenue in Canada and the U.K., as well as breach revenue in the U.S. Direct to consumer, Equifax-branded U.S.-based subscription service revenue increased slightly in the second quarter and first six months of 2015, respectively, as a result of higher average revenue per subscriber offset by lower subscription volumes. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $1.0 million, or 1%, and $1.9 million, or 1%, for the second quarter and first six months of 2015, respectively. Operating margin decreased in the second quarter and first six months of 2015, respectively, as compared to prior year, due to higher technology and marketing expenses.

General Corporate Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
General Corporate Expense	2015	2014	$	%	2015	2014	$	%
	(In millions)				(In millions)
General corporate expense	$48.5	$36.6	$11.9	33%	$126.9	$67.3	$59.6	89%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, including shared services, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance. General corporate expense increased $11.9 million and $59.6 million in the second quarter and first six months of 2015, respectively, of which $20.7 million relates to the realignment of internal resources in the first quarter of 2015, and increases in people costs, litigation and regulatory compliance expenses, as well as professional fees.

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

Sources and Uses of Cash

Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity. We expect that funds generated from results of operations will be sufficient to finance our anticipated working capital and other cash requirements (such as capital expenditures, interest payments, potential pension funding contributions and dividend payments) for the foreseeable future. If borrowings were needed, we would expect to borrow in the commercial paper or corporate bond markets; or in the event that credit market conditions were to deteriorate, we would rely more heavily on borrowings from the Senior Credit Facility as described below. At June 30, 2015, $415.3 million was available to borrow under our Senior Credit Facility. Our Senior Credit Facility does not include a provision under which lenders could refuse to allow us to borrow under this facility in the event of a material adverse change in our financial condition, as long as we are in compliance with the covenants contained in the credit agreement.

The following table summarizes our cash flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2015	2014	2015 vs. 2014
	(In millions)
Operating activities	$289.6	$224.6	$65.0
Investing activities	$(59.7)	$(374.4)	$314.7
Financing activities	$(268.1)	$10.5	$(278.6)

Operating Activities

Cash provided by operating activities in the six months ended June 30, 2015 increased by $65.0 million over the prior year, due to $36.1 million growth in Net Income, adjusted for the Brazil impairment, and improvements in working capital.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to U.S. is limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.  As of June 30, 2015, we held $75.2 million of cash in our foreign subsidiaries.

Investing Activities

Capital Expenditures

	Six Months Ended June 30,		Change
Net cash (used in):	2015	2014	2015 vs. 2014
	(In millions)
Capital expenditures	$(55.2)	$(37.7)	$(17.5)

Our capital expenditures are used for developing, enhancing and deploying new and existing software in support of our expanding product set, replacing or adding facilities and equipment, updating systems for regulatory compliance, the licensing of software applications and investing in system reliability, security and disaster recovery enhancements. Capital expenditures in the first half of 2015 increased by $17.5 million from the same period in 2014 as we are continuing to invest in new products and technology infrastructure.

Acquisitions, Divestitures and Investments

	Six Months Ended June 30,		Change
Net cash (used in):	2015	2014	2015 vs. 2014
	(In millions)
Acquisitions, net of cash acquired	$(4.4)	$(333.7)	$329.3
Investment in unconsolidated affiliates, net	$(0.1)	$(3.0)	$2.9

During the first quarter of 2015, we acquired a 75% equity interest investment in a debt collections and recovery management venture in the U.K.

During the first quarter of 2014, we acquired TDX, included as part of our International operating segment, and Forseva, included as part of our USIS operating segment.

We did not make significant investments in unconsolidated affiliates during the first half of 2015. During the first half of 2014, we invested $2.5 million in our joint venture in India.

Financing Activities

Borrowings and Credit Facility Availability

	Six Months Ended June 30,		Change
Net cash (used in) provided by:	2015	2014	2015 vs. 2014
	(In millions)
Net short-term (repayments) borrowings	$(45.2)	$131.4	$(176.6)
Payments on long-term debt	$—	$(15.0)	$15.0

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

At June 30, 2015, $333.3 million was outstanding under our CP program. At June 30, 2015, a total of $415.3 million was available under our Senior Credit Facility.

At June 30, 2015, 77% of our debt was fixed-rate debt and 23% was effectively variable-rate debt. Our variable-rate debt consists of our commercial paper, which is generally issued for terms of 1 to 90 days. At June 30, 2015, the interest rates on our variable-rate debt ranged from 0.47% to 0.55%.

Borrowing and Repayment Activity

Net short-term (repayments) borrowings primarily represent activity under our CP program. We primarily borrow under our CP program, as needed and availability allows.

The decrease in net short-term (repayments) borrowings primarily reflects the net activity of CP notes in the first half of 2015 to fund the operations of the business. The net borrowings in the first half of 2014 represents the borrowings of the CP notes to fund the acquisition of TDX.

Payments on long-term debt reflect $15 million payment made in the second quarter of 2014 on our 7.34% Notes, that were paid off in May 2014.

Debt Covenants.  A downgrade in our credit ratings would increase the cost of borrowings under our CP program and credit facilities, and could limit or, in the case of a significant downgrade, preclude our ability to issue CP. Our outstanding indentures and comparable instruments also contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions. In addition, our Senior Credit Facility requires us to maintain a maximum leverage ratio of not more than 3.5. Our leverage ratio was 1.64 at June 30, 2015. None of these covenants are considered restrictive to our operations and, as of June 30, 2015, we were in compliance with all of our debt covenants.

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

Equity Transactions

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2015	2014	2015 vs. 2014
	(In millions)
Treasury stock repurchases	$(182.2)	$(73.4)	$(108.8)
Dividends paid to Equifax shareholders	$(69.0)	$(61.2)	$(7.8)
Dividends paid to noncontrolling interests	$(6.0)	$(6.3)	$0.3
Proceeds from exercise of stock options	$17.2	$24.5	$(7.3)
Excess tax benefits from stock-based compensation plans	$17.1	$10.4	$6.7

Sources and uses of cash related to equity during the six months ended June 30, 2015 and 2014 were as follows:

-	During the first half of 2015, we repurchased approximately 1.9 million of our common shares on the open market for $182.2 million, at an average price of $94.94 per share.

-
We increased our quarterly dividend from $0.25 per share to $0.29 per share as announced in the first quarter of 2015.  We paid cash dividends to Equifax shareholders of $69.0 million or $0.58 per share and $61.2 million  or $0.50 per share, during the six months ended June 30, 2015 and 2014, respectively.

-	We received cash of $17.2 million and $24.5 million during the first half of 2015 and 2014, respectively, from the exercise of stock options.

At June 30, 2015, the Company had $681.4 million remaining for stock repurchases under the existing Board authorization.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2014 Form 10-K. There were no material changes to our market risk exposure during the six months ended June 30, 2015.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in the following legal actions:

California Bankruptcy Litigation. In consolidated actions filed in the U.S. District Court for the Central District of California, captioned Terri N. White, et al. v. Equifax Information Services LLC, Jose Hernandez v. Equifax Information Services LLC, Kathryn L. Pike v. Equifax Information Services LLC, and Jose L. Acosta, Jr., et al. v. Trans Union LLC, et al. , plaintiffs asserted that Equifax violated federal and state law (the FCRA, the California Credit Reporting Act and the California Unfair Competition Law) by failing to follow reasonable procedures to determine whether credit accounts are discharged in bankruptcy, including the method for updating the status of an account following a bankruptcy discharge. On August 20, 2008, the District Court approved a Settlement Agreement and Release providing for certain changes in the procedures used by defendants to record discharges in bankruptcy on consumer credit files. That settlement resolved claims for injunctive relief, but not plaintiffs’ claims for damages. On May 7, 2009, the District Court issued an order preliminarily approving an agreement to settle remaining class claims. The District Court subsequently deferred final approval of the settlement and required the settling parties to send a supplemental notice to those class members who filed a claim and objected to the settlement or opted out, with the cost for the re-notice to be deducted from the plaintiffs’ counsel fee award.   Mailing of the supplemental notice was completed on February 15, 2011. The deadline for this group of settling plaintiffs to provide additional documentation to support their damage claims or to opt-out of the settlement was March 31, 2011. On July 15, 2011, following another approval hearing, the District Court approved the settlement. Several objecting plaintiffs subsequently filed notices of appeal to the U.S. Court of Appeals for the Ninth Circuit, which, on April 22, 2013, issued an order remanding the case to the District Court for further proceedings. On January 21, 2014, the District Court denied the objecting plaintiffs’ motion to disqualify counsel for the settling plaintiff and granted the motion of counsel for the settling plaintiffs’ to be appointed as interim lead class counsel. On May 1, 2014, the District Court granted the objecting plaintiffs motion for leave to file an interlocutory appeal from the January 21, 2014 Order and the objectors filed a petition for permission to appeal to the U.S. Court of Appeals for the Ninth Circuit. On July 9, 2014, the U.S. Court of Appeals for the Ninth Circuit granted the petition for permission to appeal. Briefing is complete and the parties are awaiting a date for oral argument.

State Attorneys General Investigation. The Attorneys General of the State of Ohio and multiple other states commenced an investigation in late 2012 into certain business practices of the nationwide consumer reporting agencies (Equifax, Experian and TransUnion).  In addition, the Attorneys General for the States of New York and Mississippi commenced separate investigations into the same or similar matters as those being reviewed by the multi-state attorney general investigation.  On March 9, 2015, Equifax, Experian and TransUnion entered into a settlement agreement with the New York Attorney General, and on May 20, 2015, Equifax, Experian and TransUnion entered into a settlement agreement related to the multistate investigation, which included 31 states.   The agreements are substantially similar and provide for the implementation over a period of 6 to 39 months of a National Consumer Assistance Plan to enhance consumer interaction with the national credit reporting agencies and improve data accuracy and quality.  We are cooperating with the Attorney General of Mississippi in the remaining investigation.  At this time, we are unable to predict the outcome of the Mississippi investigation, including whether it will result in any actions or proceedings being brought against us.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our second quarter ended June 30, 2015:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly-Announced	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
April 1 - April 30, 2015	1,154	$97.63	211,600	$203,006,735
May 1 - May 31, 2015	1,134	$99.05	675,621	$686,086,475
June 1 - June 30, 2015	2,479	$99.84	47,265	$681,367,537
Total	4,767	$98.77	934,486	$681,367,537

(1)
The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 1,154 shares for the month of April 2015, 1,134 shares for the month of May 2015, and 2,479 shares for the month of June 2015.

(2)	Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).

(3)	At June 30, 2015, the amount authorized for future share repurchases under the share repurchase program was $681.4 million. The program does not have a stated expiration date.

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

Equifax Inc.
(Registrant)

Date:	July 23, 2015	By:	/s/ Richard F. Smith
Richard F. Smith
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	July 23, 2015		/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Corporate Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	July 23, 2015		/s/ Nuala M. King
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