Form 10-Q
period 2015-09-30
EQUIFAX INC
filed 2015-10-22
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

On October 12, 2015, there were 118,475,619 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED September 30, 2015

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,
	2015	2014
(In millions, except per share amounts)
Operating revenue	$667.4	$613.4
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	226.5	211.0
Selling, general and administrative expenses	217.2	197.8
Depreciation and amortization	49.4	50.9
Total operating expenses	493.1	459.7
Operating income	174.3	153.7
Interest expense	(15.8)	(17.1)
Other income, net	14.4	3.2
Consolidated income from operations before income taxes	172.9	139.8
Provision for income taxes	(53.2)	(45.4)
Consolidated net income	119.7	94.4
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(1.8)	(1.7)
Net income attributable to Equifax	$117.9	$92.7
Basic earnings per common share:
Net income attributable to Equifax	$1.00	$0.77
Weighted-average shares used in computing basic earnings per share	118.4	121.1
Diluted earnings per common share:
Net income attributable to Equifax	$0.98	$0.75
Weighted-average shares used in computing diluted earnings per share	120.6	123.5
Dividends per common share	$0.29	$0.25

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
(In millions, except per share amounts)
Operating revenue	$1,997.3	$1,811.8
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	662.4	630.1
Selling, general and administrative expenses	668.8	556.7
Depreciation and amortization	149.1	152.0
Total operating expenses	1,480.3	1,338.8
Operating income	517.0	473.0
Interest expense	(48.1)	(51.8)
Other expense, net	—	1.6
Consolidated income from operations before income taxes	468.9	422.8
Provision for income taxes	(147.1)	(147.6)
Consolidated net income	321.8	275.2
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(4.6)	(5.8)
Net income attributable to Equifax	$317.2	$269.4
Basic earnings per common share:
Net income attributable to Equifax	$2.67	$2.21
Weighted-average shares used in computing basic earnings per share	118.8	121.7
Diluted earnings per common share:
Net income attributable to Equifax	$2.62	$2.17
Weighted-average shares used in computing diluted earnings per share	121.0	124.1
Dividends per common share	$0.87	$0.75

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,
	2015			2014
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$117.9	$1.8	$119.7	$92.7	$1.7	$94.4
Other comprehensive income (loss):
Foreign currency translation adjustment	(31.5)	(2.1)	(33.6)	(36.6)	(1.3)	(37.9)
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans, net	2.6	—	2.6	2.2	—	2.2
Change in cumulative loss from cash flow hedging transactions, net	—	—	—	—	—	—
Comprehensive income (loss)	$89.0	$(0.3)	$88.7	$58.3	$0.4	$58.7

	Nine Months Ended September 30,
	2015			2014
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$317.2	$4.6	$321.8	$269.4	$5.8	$275.2
Other comprehensive income (loss):
Foreign currency translation adjustment	(49.6)	(4.6)	(54.2)	(27.8)	(2.0)	(29.8)
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans, net	7.7	—	7.7	6.4	—	6.4
Change in cumulative loss from cash flow hedging transactions, net	0.2	—	0.2	0.1	—	0.1
Comprehensive income	$275.5	$—	$275.5	$248.1	$3.8	$251.9

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
(In millions, except par values)	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$108.5	$128.3
Trade accounts receivable, net of allowance for doubtful accounts of $8.2 and $7.2 at September 30, 2015 and December 31, 2014, respectively	357.7	337.2
Prepaid expenses	46.9	35.7
Other current assets	69.0	103.9
Total current assets	582.1	605.1
Property and equipment:
Capitalized internal-use software and system costs	213.3	257.3
Data processing equipment and furniture	226.5	203.3
Land, buildings and improvements	193.4	194.8
Total property and equipment	633.2	655.4
Less accumulated depreciation and amortization	(294.2)	(354.8)
Total property and equipment, net	339.0	300.6
Goodwill	2,581.0	2,606.8
Indefinite-lived intangible assets	94.8	95.2
Purchased intangible assets, net	859.7	953.9
Other assets, net	84.8	112.6
Total assets	$4,541.4	$4,674.2
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$186.8	$380.4
Accounts payable	43.4	20.3
Accrued expenses	116.5	85.5
Accrued salaries and bonuses	121.7	101.9
Deferred revenue	79.7	73.4
Other current liabilities	142.6	161.6
Total current liabilities	690.7	823.1
Long-term debt	1,145.9	1,145.7
Deferred income tax liabilities, net	219.9	241.5
Long-term pension and other postretirement benefit liabilities	165.1	173.0
Other long-term liabilities	52.3	56.3
Total liabilities	2,273.9	2,439.6
Commitments and Contingencies (see Note 5)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at September 30, 2015 and December 31, 2014; Outstanding shares - 118.3 and 119.4 at September 30, 2015 and December 31, 2014, respectively	236.6	236.6
Paid-in capital	1,252.6	1,201.7
Retained earnings	3,758.5	3,554.8
Accumulated other comprehensive loss	(477.1)	(435.4)
Treasury stock, at cost, 70.4 shares and 69.3 shares at September 30, 2015 and December 31, 2014, respectively	(2,536.8)	(2,351.7)
Stock held by employee benefits trusts, at cost, 0.6 shares at both September 30, 2015 and December 31, 2014	(5.9)	(5.9)
Total Equifax shareholders' equity	2,227.9	2,200.1
Noncontrolling interests including redeemable noncontrolling interests	39.6	34.5
Total equity	2,267.5	2,234.6
Total liabilities and equity	$4,541.4	$4,674.2

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In millions)
Operating activities:
Consolidated net income	$321.8	$275.2
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Impairment of cost method investment	14.8	—
Depreciation and amortization	150.4	153.2
Stock-based compensation expense	32.2	29.0
Excess tax benefits from stock-based compensation plans	(22.1)	(11.9)
Deferred income taxes	(24.3)	0.5
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(29.0)	(11.1)
Prepaid expenses and other current assets	21.2	(36.6)
Other assets	3.9	(1.0)
Current liabilities, excluding debt	68.0	10.8
Other long-term liabilities, excluding debt	(0.1)	5.3
Cash provided by operating activities	536.8	413.4
Investing activities:
Capital expenditures	(93.6)	(63.9)
Acquisitions, net of cash acquired	(4.4)	(333.7)
Cash received from divestitures	2.9	0.6
Investment in unconsolidated affiliates, net	(0.1)	(2.5)
Cash used in investing activities	(95.2)	(399.5)
Financing activities:
Net short-term (repayments) borrowings	(193.4)	132.3
Payments on long-term debt	—	(15.0)
Treasury stock purchases	(196.3)	(186.6)
Dividends paid to Equifax shareholders	(103.4)	(91.3)
Dividends paid to noncontrolling interests	(6.0)	(7.7)
Proceeds from exercise of stock options	26.0	29.7
Excess tax benefits from stock-based compensation plans	22.1	11.9
Other	—	—
Cash used in financing activities	(451.0)	(126.7)
Effect of foreign currency exchange rates on cash and cash equivalents	(10.4)	(8.1)
Decrease in cash and cash equivalents	(19.8)	(120.9)
Cash and cash equivalents, beginning of period	128.3	235.9
Cash and cash equivalents, end of period	$108.5	$115.0

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND OTHER COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2015

(Unaudited)

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2014	119.4	$236.6	$1,201.7	$3,554.8	$(435.4)	$(2,351.7)	$(5.9)	$34.5	$2,234.6
Net income	—	—	—	317.2	—	—	—	4.6	321.8
Other comprehensive loss	—	—	—	—	(41.7)	—	—	(4.6)	(46.3)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.9	—	(15.4)	—	—	22.7	—	—	7.3
Treasury stock purchased under share repurchase program ($94.97 per share)*	(2.1)	—	—	—	—	(207.8)	—	—	(207.8)
Cash dividends ($0.87 per share)	—	—	—	(103.9)	—	—	—	—	(103.9)
Dividends paid to employee benefits trusts	—	—	0.5	—	—	—	—	—	0.5
Stock-based compensation expense	—	—	32.2	—	—	—	—	—	32.2
Tax effects of stock-based compensation plans	—	—	22.1	—	—	—	—	—	22.1
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1.5	1.5
Redeemable noncontrolling interest adjustment	—	—	—	(9.6)	—	—	—	9.6	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(6.0)	(6.0)
Other**	—	—	11.5	—	—	—	—	—	11.5
Balance, September 30, 2015	118.2	$236.6	$1,252.6	$3,758.5	$(477.1)	$(2,536.8)	$(5.9)	$39.6	$2,267.5

*    We repurchased 2.1 million shares for $196.3 million during the first nine months of 2015. At September 30, 2015, $667.2 million was available for future purchases of common stock under our share repurchase authorization.
**     At September 30, 2015, the paid-in capital includes the reversal of the $11.5 million holdback related to the accelerated share repurchase program discussed in Note 1.

Accumulated Other Comprehensive Loss consists of the following components:

	September 30, 2015	December 31, 2014
	(In millions)
Foreign currency translation	$(219.9)	$(170.3)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $144.7 and $150.1 at September 30, 2015 and December 31, 2014, respectively	(255.6)	(263.3)
Cash flow hedging transactions, net of accumulated tax of $1.0 and $1.1 at September 30, 2015 and December 31, 2014, respectively	(1.6)	(1.8)
Accumulated other comprehensive loss	$(477.1)	$(435.4)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2015

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations.   We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain human resources, employment tax and payroll-related business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. We also provide information, technology and services to support debt collections and recovery management. As of September 30, 2015, we operated in the following countries: Argentina, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We also maintain support operations in the Republic of Ireland. We offer consumer credit services in Russia and India through joint ventures and also have an investment in a consumer and commercial credit information company in Brazil.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Weighted-average shares outstanding (basic)	118.4	121.1	118.8	121.7
Effect of dilutive securities:
Stock options and restricted stock units	2.2	2.4	2.2	2.4
Weighted-average shares outstanding (diluted)	120.6	123.5	121.0	124.1

For the three and nine months ended September 30, 2015 and 2014, the stock options that were anti-dilutive were not material.

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

Financial Instruments.   Our financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable and short- and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for publicly traded instruments, and for non-publicly traded instruments through valuation techniques depending on the specific characteristics of the debt instrument. As of September 30, 2015 and December 31, 2014, the fair value of our long-term debt, based on observable inputs was $1.2 billion and $1.3 billion, respectively compared to its carrying value of $1.1 billion and $1.1 billion, respectively.

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

The following table presents items measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value of Assets (Liabilities) at September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Deferred Compensation Plan Assets(1)	$23.8	$23.8	$—	$—
Deferred Compensation Plan Liability(1)	(23.8)	—	(23.8)	—
Total	$—	$23.8	$(23.8)	$—

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

Other Current Assets. Other current assets on our Consolidated Balance Sheets primarily represent amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of September 30, 2015, these assets were approximately $33.9 million, with a fully offsetting balance in other current liabilities. These amounts are restricted as to their current use, and will be released according to the specific customer agreements. Other current assets also include receivables related to life insurance policies covering certain officers of the Company, as well as certain current tax accounts.

Variable Interest Entities.  We hold interests in certain entities, including credit data, information solutions and debt collections and recovery management ventures, that are considered variable interest entities, or VIEs.  These variable interests relate to ownership interests that require financial support for these entities.  Our investments related to these VIEs totaled $15.7 million at September 30, 2015, representing our maximum exposure to loss, with the exception of the guarantees referenced in Note 5.  We are not the primary beneficiary and are not required to consolidate any of these VIEs, with the exception of a debt collections and recovery management venture, for which we meet the consolidation criteria under ASC 810. In regards to that consolidated VIE, we have a 75% equity ownership interest and control of the activities that most significantly impact the VIE's economic performance. The assets and liabilities of the VIE for which we are the primary beneficiary were not significant to the Company’s consolidated financial statements, and no gain or loss was recognized because of its consolidation.

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

Other Current Liabilities. Other current liabilities on our Consolidated Balance Sheets consist of the offset to other current assets, related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of September 30, 2015, these funds were approximately $33.9 million. These amounts are restricted as to their current use, and will be released according to the specific customer agreements. Other current liabilities also include various accrued liabilities such as interest expense, accrued employee benefits, accrued taxes, accrued payroll, and accrued legal expenses.

Recent Accounting Pronouncements.    Reporting of Provisional Amounts in a Business Combination. In September 2015, the FASB issued ASU 2015-03 “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. This standard eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new standard requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes. The guidance becomes effective for fiscal years and interim reporting periods beginning after December 15, 2015, with early adoption permitted for financial statements that have not been issued. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations and cash flows.

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

Presentation of Debt Issuance Costs. In April 2015, the FASB issued ASU 2015-03 “Interest - Imputation of Interest.” The guidance modified the presentation of debt issuance costs, to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance becomes effective for fiscal years and interim reporting periods beginning after December 15, 2015, with early adoption permitted. In August 2015, the FASB issued ASU 2015-15 "Interest - Imputation of Interest", which updated the ASU 2015-03 guidance to state that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations and cash flows.

Discontinued Operations. In April 2014, the FASB issued ASU 2014-08 “Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The guidance modified the definition of a discontinued operation to include disposals that qualify as a strategic shift that has or will have a major effect on an entity’s operations and financial results. The guidance became effective for fiscal years and interim reporting periods beginning after December 15, 2014, with early adoption permitted. This standard did not have a material impact on our results of consolidated operations or financial position.

Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-9, "Revenue from Contracts with Customers." ASU 2014-9 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-9 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-9 was originally effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2016 and early adoption was not permitted. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-9. The Company is evaluating the potential effects of the adoption of this standard on its Consolidated Financial Statements.

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

During the second quarter of 2015, management updated the financial projections. The updated projections, along with the continued weakness in the Brazilian consumer and small commercial credit markets were considered indicators of impairment. Management of Equifax prepared an analysis to estimate the fair value of our investment at June 30, 2015 and estimated that value to be 44 million Reais ($14.1 million). As a result, we decreased the carrying value of our investment and recorded a loss of 46 million Reais ($14.8 million) which is included in other (expense) income, net, in the Consolidated Statements of Income. Additionally, the carrying value has decreased by $36.4 million related to the foreign exchange impact since 2011, which is included in the foreign currency translation adjustments in accumulated other comprehensive income. As of September 30, 2015, our investment in BVS, recorded at 44 million Reais ($11.1 million), approximated the fair value.

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

Our annual goodwill impairment testing was completed during the third quarter of 2015. The estimated fair value for all reporting units exceeded the carrying value of those units as of September 30, 2015. As a result, no goodwill impairment was recorded. Refer to our methodology of fair value estimates as discussed in the “Application of Critical Accounting Policies” section in this Form 10-Q.

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

Changes in the amount of goodwill for the nine months ended September 30, 2015, are as follows:

	U.S. Information Solutions	International	Workforce Solutions	Personal Solutions	Total
	(In millions)
Balance, December 31, 2014(1)	$1,120.6	$487.0	$907.6	$91.6	$2,606.8
Acquisitions	—	—	—	—	—
Adjustments to initial purchase price allocation	—	—	—	—	—
Foreign currency translation	—	(24.1)	—	(1.7)	(25.8)
Tax benefits of stock options exercised	—	—	—	—	—
Balance, September 30, 2015	$1,120.6	$462.9	$907.6	$89.9	$2,581.0

(1)The December 31, 2014 balances have been recast to reflect the new organizational structure. As of December 31, 2014, the Personal Solutions goodwill includes $75.0 million of goodwill from the Europe reporting unit.

3. GOODWILL AND INTANGIBLE ASSETS (Continued)

Indefinite-Lived Intangible Assets.   Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. The estimated fair value of our indefinite-lived intangible assets exceeded the carrying value as of September 30, 2015. As a result, no impairment was recorded. Our indefinite-lived intangible asset carrying amounts did not change materially during the three and nine months ended September 30, 2015.

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

Purchased intangible assets at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$668.4	$(231.6)	$436.8	$692.0	$(218.8)	$473.2
Acquired software and technology	53.1	(33.7)	19.4	53.9	(26.4)	27.5
Customer relationships	567.9	(230.0)	337.9	570.7	(204.3)	366.4
Reacquired rights	73.3	(36.1)	37.2	73.3	(26.3)	47.0
Proprietary database	7.4	(5.7)	1.7	7.4	(5.4)	2.0
Non-compete agreements	26.3	(17.3)	9.0	27.0	(11.8)	15.2
Trade names and other intangible assets	50.4	(32.7)	17.7	51.1	(28.5)	22.6
Total definite-lived intangible assets	$1,446.8	$(587.1)	$859.7	$1,475.4	$(521.5)	$953.9

Amortization expense from continuing operations related to purchased intangible assets was $30.5 million and $33 million during the three months ended September 30, 2015 and 2014, respectively. Amortization expense from continuing operations related to purchased intangible assets was $93 million and $98.3 million during the nine months ended September 30, 2015 and 2014, respectively.

4. DEBT

Debt outstanding at September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015	December 31, 2014
	(In millions)
Commercial paper	$185.0	$379.7
Notes, 6.30%, due July 2017	272.5	272.5
Notes, 3.30%, due Dec 2022	500.0	500.0
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 7.00%, due July 2037	250.0	250.0
Other	1.8	0.7
Total debt	1,334.3	1,527.9
Less short-term debt and current maturities	(186.8)	(380.4)
Less unamortized discounts	(1.6)	(1.8)
Total long-term debt, net	$1,145.9	$1,145.7

Senior Credit Facility.   We are party to a $750.0 million unsecured revolving credit facility, which we refer to as the Senior Credit Facility, with a group of financial institutions.  The Senior Credit Facility also has an accordion feature that allows us to request an increase in the total commitment to $1.0 billion.  Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Senior Credit Facility is scheduled to expire in December 2017. Availability of the Senior Credit Facility for borrowings is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding principal amount of our commercial paper notes. As of September 30, 2015, there were $1.5 million of letters of credit outstanding. As of September 30, 2015, there were no outstanding borrowings under this facility and $563.5 million was available for borrowing.

Commercial Paper Program.   Our $750.0 million commercial paper program has been established through the private placement of commercial paper notes from time-to-time. Maturities of commercial paper can range from overnight to 397 days. The commercial paper program is supported by our Senior Credit Facility and, pursuant to our existing Board of Directors authorization, the total amount of commercial paper which may be issued is reduced by the amount of any outstanding borrowings under our Senior Credit Facility. At September 30, 2015, $185.0 million in commercial paper notes was outstanding, all with maturities of less than 90 days.

For additional information about our debt agreements, see Note 6 of the Notes to Consolidated Financial Statements in our 2014 Form 10-K.

5. COMMITMENTS AND CONTINGENCIES

Data Processing, Outsourcing Services and Other Agreements.  We have separate agreements with IBM, Tata Consultancy Services and others to outsource portions of our computer data processing operations, applications development, maintenance and related functions and to provide certain other administrative and operational services. The agreements expire between 2015 and 2023. The estimated aggregate minimum contractual obligation remaining under these agreements was approximately $60 million as of December 31, 2014, with no future year’s minimum contractual obligation expected to exceed approximately $40 million. Annual payment obligations in regard to these agreements vary due to factors such as the volume of data processed; changes in our servicing needs as a result of new product offerings, acquisitions or divestitures; the introduction of significant new technologies; foreign currency; or the general rate of inflation. In certain circumstances (e.g., a change in control or for our convenience), we may terminate these data processing and outsourcing agreements and, in doing so, certain of these agreements require us to pay a significant penalty. During the first quarter of 2015, we amended our agreement with IBM and signed an agreement with Oracle. These agreements increased our minimum contractual obligation to approximately $100 million as of September 30, 2015.

5. COMMITMENTS AND CONTINGENCIES (Continued)

Guarantees and General Indemnifications.   We may issue standby letters of credit and performance bonds in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit was not material at September 30, 2015, and all have a remaining maturity of one year or less. We may issue other guarantees in ordinary course of business. The maximum potential future payments we could be required to make under the guarantees in ordinary course of business is not material at September 30, 2015. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management VIE under its commercial agreements.

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

We cannot reasonably estimate our potential future payments under the guarantees and indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to guarantees and indemnities on our Consolidated Balance Sheets at September 30, 2015 or December 31, 2014.

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

6. INCOME TAXES

We are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years ending prior to December 31, 2009, with few exceptions. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit balance may change within the next twelve months by a range of $0 to $5.6 million.

Effective Tax Rate.       Our effective income tax rate was 30.8% for the three months ended September 30, 2015, down from 32.5% for the same period in 2014. The effective income tax rate was 31.4% for the nine months ended September 30, 2015, as compared to 34.9% for the same period in 2014. In 2015, the income tax rates were lower due to state income tax benefits generated from a tax law change enacted during the second quarter of 2015, a more favorable foreign rate differential compared to 2014, and beneficial rate impacts associated with other permanent items including the settlement of escrow related to a past acquisition.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component, after tax, for the nine months ended September 30, 2015, are as follows:

	Foreign currency	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2014	$(170.3)	$(263.3)	$(1.8)	$(435.4)
Other comprehensive income before reclassifications	(49.6)	0.2	0.2	(49.2)
Amounts reclassified from accumulated other comprehensive income	—	7.5	—	7.5
Net current-period other comprehensive income	(49.6)	7.7	0.2	(41.7)
Balance, September 30, 2015	$(219.9)	$(255.6)	$(1.6)	$(477.1)

Reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2015, are as follows:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
	(In millions)
Amortization of pension and other postretirement plan items:
Prior service cost	$0.3	(1)
Recognized actuarial loss	(12.3)	(1)
	(12.0)	Total before tax
	4.5	Tax benefit
	$(7.5)	Net of tax

(1)These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 8 Benefit Plans for additional details).

Changes in accumulated other comprehensive income related to noncontrolling interests were not material as of September 30, 2015.

8. BENEFIT PLANS

We sponsor defined benefit pension plans and defined contribution plans. For additional information about our benefit plans, see Note 11 of the Notes to Consolidated Financial Statements in our 2014 Form 10-K.

The following table provides the components of net periodic benefit cost, included in selling, general and administrative expenses in the Consolidated Statements of Income, for the three and nine months ended September 30, 2015 and 2014:

	Pension Benefits		Other Benefits
	Three Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Service cost	$1.1	$1.1	$0.1	$0.1
Interest cost	7.7	7.8	0.2	0.2
Expected return on plan assets	(10.1)	(9.9)	(0.4)	(0.4)
Amortization of prior service cost	0.2	0.2	(0.3)	(0.3)
Recognized actuarial loss	4.0	3.2	0.1	0.1
Total net periodic benefit cost	$2.9	$2.4	$(0.3)	$(0.3)

	Pension Benefits		Other Benefits
	Nine months ended September 30,
	2015	2014	2015	2014
	(In millions)
Service cost	$3.3	$3.3	$0.3	$0.3
Interest cost	23.1	23.4	0.6	0.6
Expected return on plan assets	(30.1)	(29.7)	(1.2)	(1.2)
Amortization of prior service cost	0.6	0.6	(0.9)	(0.9)
Recognized actuarial loss	12.0	9.6	0.3	0.3
Total net periodic benefit cost	$8.9	$7.2	$(0.9)	$(0.9)

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
The restructuring charge primarily relates to a reduction of headcount of approximately 300 positions resulting in a charge of $16.2 million, which was accrued for under existing severance plans or statutory requirements. The remainder was related to costs associated with real estate exits of $1.2 million and other integration costs of $3.3 million. Generally, severance benefits for our U.S. and international employees are paid in the form of a lump sum cash payment according to the number of weeks of severance benefit provided to the employee. Payments related to the above restructuring charges will be substantially completed within 2015. Payments related to the above restructuring charges totaled $1.9 million and $13.0 million for the three and nine months ended September 30, 2015, respectively.

10. SEGMENT INFORMATION

Organizational Realignment.  In January 2015, the personal solutions business in the United Kingdom was consolidated into the North America Personal Solutions segment. The change was driven by an enterprise wide strategy to maximize the penetration of our products and services in our targeted markets. We determined that market focus and operating efficiency could be further improved by reorganizing and consolidating the United States, Canada and the United Kingdom Personal Solutions operating activities into one segment called Personal Solutions. As a result, we modified our segment reporting effective in the first quarter of 2015. Our financial results for the three and nine months ended September 30, 2014, have been recast below to reflect our new organizational structure.

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

Operating revenue and operating income by operating segment during the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
Operating revenue:	2015	2014	2015	2014
U.S. Information Solutions	$312.3	$278.6	$926.7	$820.9
International	148.8	148.1	436.0	438.9
Workforce Solutions	139.0	122.5	434.0	361.6
Personal Solutions	67.3	64.2	200.6	190.4
Total operating revenue	$667.4	$613.4	$1,997.3	$1,811.8

10. SEGMENT INFORMATION (Continued)

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
Operating income:	2015	2014	2015	2014
U.S. Information Solutions	$123.4	$104.3	$382.8	$312.4
International	29.6	33.3	87.1	95.1
Workforce Solutions	49.9	39.8	165.9	119.0
Personal Solutions	18.1	20.8	54.8	58.3
General Corporate Expense	(46.7)	(44.5)	(173.6)	(111.8)
Total operating income	$174.3	$153.7	$517.0	$473.0

	September 30,	December 31,
(In millions)	2015	2014
Total assets:
U.S. Information Solutions	$1,946.4	$1,983.9
International	875.7	983.7
Workforce Solutions	1,270.3	1,271.3
Personal Solutions	120.3	123.8
General Corporate	328.7	311.5
Total assets	$4,541.4	$4,674.2

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

Key Performance Indicators.    Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include operating revenue, change in operating revenue, operating income, operating margin, net income attributable to Equifax, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Key Performance Indicators
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions, except per share data)		(In millions, except per share data)
Operating revenue	$667.4	$613.4	$1,997.3	$1,811.8
Operating revenue change	9%	7%	10%	5%
Operating income	$174.3	$153.7	$517.0	$473.0
Operating margin	26.1%	25.1%	25.9%	26.1%
Net income attributable to Equifax	$117.9	$92.7	$317.2	$269.4
Diluted earnings per share from continuing operations	$0.98	$0.75	$2.62	$2.17
Cash provided by operating activities	$247.2	$188.8	$536.8	$413.4
Capital expenditures	$(38.4)	$(26.2)	$(93.6)	$(63.9)

Operational and Financial Highlights

•
We repurchased 2.1 million shares of our common stock on the open market for $196.3 million during the first nine months of 2015. At September 30, 2015, $667.2 million was available for future purchases of common stock under our share repurchase authorization.

•	We paid out $103.4 million or $0.87 per share in dividends to our shareholders during the first nine months of 2015.

Business Environment and Company Outlook

Demand for our services tends to be correlated to general levels of economic activity and to consumer credit activity, both enhanced by our own initiatives to expand our products and markets served, and to small commercial credit and marketing activity. In 2015, in the United States, we expect modest growth in overall economic activity and consumer credit for the remainder of the year. Mortgage market origination activity was down in the third quarter and we expect mortgage market originations to be down further in the fourth quarter. Internationally, the environment continues to be challenging as various countries address their particular political, fiscal and economic issues. In addition, weaker foreign exchange rates, compared to the prior year, will negatively impact growth in revenue and profit when reported in U.S. dollars.

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

RESULTS OF OPERATIONS—THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Consolidated Financial Results

Operating Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Revenue	2015	2014	$	%	2015	2014	$	%
	(In millions)				(In millions)
U.S. Information Solutions	$312.3	$278.6	$33.7	12%	$926.7	$820.9	$105.8	13%
International	148.8	148.1	0.7	—%	436.0	438.9	(2.9)	(1)%
Workforce Solutions	139.0	122.5	16.5	13%	434.0	361.6	72.4	20%
Personal Solutions	67.3	64.2	3.1	5%	200.6	190.4	10.2	5%
Consolidated operating revenue	$667.4	$613.4	$54.0	9%	$1,997.3	$1,811.8	$185.5	10%

Revenue increased by $54.0 million or 9% and $185.5 million or 10% in the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014. This broad-based growth was driven by revenue increases in direct to consumer reseller, mortgage, financial services, auto, government and pre-employment verticals. Total revenue was negatively impacted by foreign exchange rates, which reduced revenue, on a constant currency basis, by $21.5 million or 3% and $57.5 million or 3% when compared to the third quarter and the first nine months of 2014, respectively.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Expenses	2015	2014	$	%	2015	2014	$	%
	(In millions)				(In millions)
Consolidated cost of services	$226.5	$211.0	$15.5	7%	$662.4	$630.1	$32.3	5%
Consolidated selling, general and administrative expenses	217.2	197.8	19.4	10%	668.8	556.7	112.1	20%
Consolidated depreciation and amortization expense	49.4	50.9	(1.5)	(3)%	149.1	152.0	(2.9)	(2)%
Consolidated operating expenses	$493.1	$459.7	$33.4	7%	$1,480.3	$1,338.8	$141.5	11%

The increase in cost of services, when compared to the third quarter and first nine months of 2014, was due to the increase in production costs driven by higher revenues, as well as increases in people costs and professional services. The effect of changes in foreign exchange rates reduced cost of services, on a constant currency basis, by $7.3 million and $19.9 million in the three and nine months ended September 30, 2015, respectively.

Selling, general and administrative expense increased $19.4 million and $112.1 million in the three and nine months ended September 30, 2015, as compared to the same periods in 2014.  The increase for three months ended September 30, 2015, was due to increases in people costs, marketing expenses, professional fees, as well as litigation and regulatory compliance expenses. The increase for the nine months ended September 30, 2015, was due to the items listed above, as well as the realignment of internal resources of $20.7 million recorded in the first quarter of 2015. The impact of changes in foreign currency exchange rates reduced our selling, general and administrative expenses, on a constant currency basis,by $6.8 million and $18.8 million in the three and nine months ended September 30, 2015, respectively.

Depreciation and amortization expense for the third quarter and first nine months of 2015 were slightly lower compared to the same periods in 2014, due to foreign currency fluctuations.

Operating Income and Operating Margin

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
Consolidated Operating Income	2015	2014	$	%		2015	2014	$	%
	(In millions)					(In millions)
Consolidated operating revenue	$667.4	$613.4	$54.0	9%		$1,997.3	$1,811.8	$185.5	10%
Consolidated operating expenses	493.1	459.7	33.4	7%		1,480.3	1,338.8	141.5	11%
Consolidated operating income	$174.3	$153.7	$20.6	13%		$517.0	$473.0	$44.0	9%
Consolidated operating margin	26.1%	25.1%		1.0	% pts	25.9%	26.1%		(0.2)	% pts

Total company margin increased in the third quarter of 2015 due to improved margins in our USIS and Workforce Solutions businesses, offset by declines in the International and PSOL margin. The total company margin decreased slightly for the first nine months of 2015 due to the costs for the realignment of internal resources of $20.7 million and other increases in people costs. The decrease was offset by the margin improvements of 320 basis points and 530 basis points in our USIS and Workforce Solutions segments, respectively.

Interest Expense and Other Expense, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Interest Expense and Other Income, net	2015	2014	$	%	2015	2014	$	%
	(In millions)				(In millions)
Consolidated interest expense	$(15.8)	$(17.1)	$(1.3)	(8)%	$(48.1)	$(51.8)	$(3.7)	(7)%
Consolidated other income, net	14.4	3.2	11.2	350%	—	1.6	(1.6)	(100)%
Average cost of debt	4.5%	4.5%			4.4%	4.4%
Total consolidated debt, net, at quarter end	$1,332.7	$1,554.6	$(221.9)	(14)%	$1,332.7	$1,554.6	$(221.9)	(14)%

Interest expense decreased for the third quarter and first nine months of 2015 when compared to the same periods in 2014, due to an overall decrease in our consolidated debt outstanding as of September 30, 2015. Our average cost of debt remained consistent for the third quarter 2015 and the first nine months of 2015, compared to the prior year period.

The increase in other income, net, for the three months ended September 30, 2015, as compared to the prior year, is due to the settlement of escrow amounts related to an acquisition from January 2014. The decrease in other income, net, for the nine months ended September 30, 2015, was due to impairment of our cost method investment in Brazil in the second quarter of 2015, fully offset by the settlement of escrow, discussed above.

Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Provision for Income Taxes	2015	2014	$	%	2015	2014	$	%
	(In millions)				(In millions)
Consolidated provision for income taxes	$(53.2)	$(45.4)	$(7.8)	17%	$(147.1)	$(147.6)	$0.5	—%
Effective income tax rate	30.8%	32.5%			31.4%	34.9%

Our effective income tax rate was 30.8% for the third quarter of 2015, down from 32.5% for the third quarter of 2014. The effective income tax rate was 31.4% for the nine months ended September 30, 2015, as compared to 34.9% for the same period in 2014.  In 2015, the income tax rates were lower due to state income tax benefits generated from a tax law change enacted during the second quarter of 2015, a more favorable foreign rate differential compared to 2014 and beneficial rate impacts associated with other permanent items including the settlement of escrow related to a past acquisition.

Net Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Net Income	2015	2014	$	%	2015	2014	$	%
	(In millions, except per share amounts)				(In millions, except per share amounts)
Consolidated operating income	$174.3	$153.7	$20.6	13%	$517.0	$473.0	$44.0	9%
Consolidated other expense, net	(1.4)	(13.9)	12.5	(90)%	(48.1)	(50.2)	2.1	(4)%
Consolidated provision for income taxes	(53.2)	(45.4)	(7.8)	17%	(147.1)	(147.6)	0.5	—%
Consolidated net income	119.7	94.4	25.3	27%	321.8	275.2	46.6	17%
Net income attributable to noncontrolling interests	(1.8)	(1.7)	(0.1)	6%	(4.6)	(5.8)	1.2	(21)%
Net income attributable to Equifax	$117.9	$92.7	$25.2	27%	$317.2	$269.4	$47.8	18%
Diluted earnings per common share:
Net income attributable to Equifax	$0.98	$0.75	$0.23	31%	$2.62	$2.17	$0.45	21%
Weighted-average shares used in computing diluted earnings per share	120.6	123.5			121.0	124.1

Consolidated net income increased by $25.3 million or 27% and $46.6 million or 17%, in the three and nine months ended September 30, 2015, respectively, due to increased operating income in our USIS and Workforce Solutions businesses. This increase was partially offset by declines due to foreign exchange rates that impacted the International business unit, as well as increased corporate expenses due significantly to the realignment of our internal resources, and increases in people costs.

Segment Financial Results

USIS

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
U.S. Information Solutions	2015	2014	$	%		2015	2014	$	%
	(In millions)					(In millions)
Operating revenue:
Online Information Solutions	$233.3	$205.5	$27.8	13%		$688.1	$603.6	$84.5	14%
Mortgage Solutions	31.7	28.3	3.4	12%		96.1	80.3	15.8	20%
Financial Marketing Services	47.3	44.8	2.5	6%		142.5	137.0	5.5	4%
Total operating revenue	$312.3	$278.6	$33.7	12%		$926.7	$820.9	$105.8	13%
% of consolidated revenue	47%	45%				46%	45%
Total operating income	$123.4	$104.3	$19.1	18%		$382.8	$312.4	$70.4	22%
Operating margin	39.5%	37.4%		2.1	% pts	41.3%	38.1%		3.2	% pts

USIS revenue increased 12% and 13% in the third quarter and first nine months of 2015, respectively, as compared to the prior year periods. USIS realized solid growth from our direct to consumer reseller business and mortgage business, as well as continued revenue growth in the financial services, and automotive verticals.

Online Information Solutions

Revenue for both the third quarter and first nine months of 2015 increased 13% and 14%, respectively, when compared to the prior year periods. Core credit report transaction volume increased 48% in the third quarter of 2015 and 47% in first nine months of 2015, compared to the prior year, due to increased volumes to direct to consumer resellers, complemented by revenue growth in mortgage resellers, financial services, and auto verticals. Revenue also benefited from growth in identity and fraud solutions. These increases were partially offset by lower average revenue per unit due to a change in customer mix.

Mortgage Solutions

Revenue increased by 12% and 20% for the third quarter and first nine months of 2015, respectively, when compared to prior year, driven by a strong market for refinancing and purchase activity, as well as growth from other mortgage product offerings.

Financial Marketing Services

Revenue increased 6% and 4% for the third quarter and first nine months of 2015, respectively, as compared to prior year. The increases were driven primarily by growth in our credit marketing services due to increased demand from financial services customers.

USIS Operating Margin

USIS operating margin increased significantly in the third quarter and first nine months of 2015 as compared to prior year. Margin expansion resulted from strong revenue growth and product mix over the third quarter and first nine months of 2014, partially offset by an increase in litigation costs.

International

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
International	2015	2014	$	%		2015	2014	$	%
	(In millions)					(In millions)
Operating revenue:
Europe	$63.6	$60.7	$2.9	5%		$184.0	$181.6	$2.4	1%
Latin America	51.8	49.1	2.7	5%		150.2	143.7	6.5	5%
Canada	33.4	38.3	(4.9)	(13)%		101.8	113.6	(11.8)	(10)%
Total operating revenue	$148.8	$148.1	$0.7	—%		$436.0	$438.9	$(2.9)	(1)%
% of consolidated revenue	22%	24%				22%	24%
Total operating income	$29.6	$33.3	$(3.7)	(11)%		$87.1	$95.1	$(8.0)	(8)%
Operating margin	19.9%	22.5%		(2.6)	% pts	20.0%	21.7%		(1.7)	% pts

International revenue remained flat and decreased slightly in the third quarter and first nine months of 2015, respectively, as compared to prior year. Local currency revenue grew 14% and 12% for the three and nine month period, respectively, as a result of growth across the geographies, primarily Argentina and the U.K., compared to prior year. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $20.7 million and $54.8 million in the third quarter and first nine months of 2015, respectively.

Europe

On a local currency basis, revenue increased 16% and 13% in the third quarter and first nine months of 2015, respectively, primarily due to growth in the U.K. across most product segments. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $6.9 million, or 11%, and $21.6 million, or 12%, for the third quarter and first nine months of 2015, respectively. Reported revenue increased 5% in the third quarter and 1% in the first nine months of 2015.

Latin America

On a local currency basis, revenue increased 20% and 17% in the third quarter and first nine months of 2015, respectively, driven by core organic growth primarily in Argentina. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $7.0 million, or 15%, and $17.8 million, or 12%, in the third quarter and first nine months of 2015, respectively, most notably due to depreciation in the foreign exchange rate of the Argentine peso and the Chilean peso. Reported revenue increased by 5% in both the third quarter and first nine months of 2015, respectively.

Canada

On a local currency basis, revenue increased 5% and 3% in the third quarter and first nine months of 2015, respectively, compared to prior year, primarily due to growth within information and marketing services, partially offset by decrease in analytical services.  Local currency fluctuations against the U.S. dollar negatively impacted revenue by $6.8 million, or 18%, and $15.4 million, or 14%, in the third quarter and first nine months of 2015, respectively. Reported revenue decreased by 13% and 10% in the third quarter and first nine months of 2015, respectively.

International Operating Margin

Operating margin decreased in the third quarter and first nine months of 2015, as compared to prior year. The decline resulted from geographic and product mix.

Workforce Solutions

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
Workforce Solutions	2015	2014	$	%		2015	2014	$	%
	(In millions)					(In millions)
Operating revenue:
Verification Services	$92.9	$75.9	$17.0	22%		$272.7	$212.1	$60.6	29%
Employer Services	46.1	46.6	(0.5)	(1)%		161.3	149.5	11.8	8%
Total operating revenue	$139.0	$122.5	$16.5	13%		$434.0	$361.6	$72.4	20%
% of consolidated revenue	21%	20%				22%	20%
Total operating income	$49.9	$39.8	$10.1	26%		$165.9	$119.0	$46.9	39%
Operating margin	35.9%	32.5%		3.4	% pts	38.2%	32.9%		5.3	%pts

Verification Services

Revenue increased 22% and 29% in the third quarter and first nine months of 2015, respectively, compared to prior year, due to strong growth in mortgage, auto, pre-employment screening and government verticals, and continued addition of new records to The Work Number database.

Employer Services

Revenue decreased 1% and increased 8% in the third quarter of 2015 and first nine months of 2015, respectively, compared to prior year period. The increase in the first nine months of 2015 was due to continued higher employment based tax credit activity due to the delayed approval of the Federal Work Opportunity Tax Credit program for 2014, as well as growth in our employer-based compliance solutions and workforce analytics business. Our Workforce Analytics solution for ACA compliance is a subscription based service where revenues are amortized over the term of the subscription. As a result, growth from this product in the quarter is primarily recognized in the increase in deferred revenue.

Workforce Solutions Operating Margin

Operating margin increased significantly for the third quarter and first nine months of 2015, respectively, compared to prior year. Margin expansion was driven by product mix, as well as strong revenue growth over the third quarter and first nine months of 2014.

Personal Solutions

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
Personal Solutions	2015	2014	$	%		2015	2014	$	%
	(In millions)					(In millions)
Total operating revenue	$67.3	$64.2	$3.1	5%		$200.6	$190.4	$10.2	5%
% of consolidated revenue	10%	10%				10%	11%
Total operating income	$18.1	$20.8	$(2.7)	(13)%		$54.8	$58.3	$(3.5)	(6)%
Operating margin	26.9%	32.4%		(5.5)	%pts	27.3%	30.6%		(3.3)	%pts

Revenue increased 5% for both the third quarter and first nine months of 2015, respectively, as compared to the prior year. Local currency revenue grew 6% and 7% in the third quarter and first nine months of 2015, respectively, principally due to the growth in breach revenue in the U.S. in the third quarter and first nine months of 2015, as well as subscription revenue in Canada and the U.K. in the first nine months of 2015. Direct to consumer, Equifax-branded U.S.-based subscription service revenue increased slightly in the third quarter and first nine months of 2015, respectively, as a result of higher average revenue per subscriber offset by lower subscription volumes. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $0.8 million, or 1%, and $2.7 million, or 1%, for the third quarter and first nine months of 2015, respectively. Operating margin decreased in the third quarter and first nine months of 2015, respectively, as compared to prior year, due to higher technology and marketing expenses.

General Corporate Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
General Corporate Expense	2015	2014	$	%	2015	2014	$	%
	(In millions)				(In millions)
General corporate expense	$46.7	$44.5	$2.2	5%	$173.6	$111.8	$61.8	55%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, including shared services, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance. General corporate expense increased $2.2 million in the third quarter of 2015, due to professional fees, technology and taxes and insurance, partially offset by lower people costs. General corporate expense increased $61.8 million in the first nine months of 2015, of which $20.7 million relates to the realignment of internal resources in the first quarter of 2015, and increases in people costs, professional fees, as well as litigation and regulatory compliance expenses.

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

Sources and Uses of Cash

Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity. We expect that funds generated from results of operations will be sufficient to finance our anticipated working capital and other cash requirements (such as capital expenditures, interest payments, potential pension funding contributions and dividend payments) for the foreseeable future. If borrowings were needed, we would expect to borrow in the commercial paper or corporate bond markets; or in the event that credit market conditions were to deteriorate, we would rely more heavily on borrowings from the Senior Credit Facility as described below. At September 30, 2015, $563.5 million was available to borrow under our Senior Credit Facility. Our Senior Credit Facility does not include a provision under which lenders could refuse to allow us to borrow under this facility in the event of a material adverse change in our financial condition, as long as we are in compliance with the covenants contained in the credit agreement.

The following table summarizes our cash flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2015	2014	2015 vs. 2014
	(In millions)
Operating activities	$536.8	$413.4	$123.4
Investing activities	$(95.2)	$(399.5)	$304.3
Financing activities	$(451.0)	$(126.7)	$(324.3)

Operating Activities

Cash provided by operating activities in the nine months ended September 30, 2015 increased by $123.4 million over the prior year, due to $61.4 million growth in Net Income, adjusted for the Brazil impairment, and improvements in working capital.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to U.S. is limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.  As of September 30, 2015, we held $100.8 million of cash in our foreign subsidiaries.

Investing Activities

Capital Expenditures

	Nine Months Ended September 30,		Change
Net cash (used in):	2015	2014	2015 vs. 2014
	(In millions)
Capital expenditures	$(93.6)	$(63.9)	$(29.7)

Our capital expenditures are used for developing, enhancing and deploying new and existing software in support of our expanding product set, replacing or adding facilities and equipment, updating systems for regulatory compliance, the licensing of software applications and investing in system reliability, security and disaster recovery enhancements. Capital expenditures in the first nine months of 2015 increased by $29.7 million from the same period in 2014 as we are continuing to invest in new products and technology infrastructure.

Acquisitions, Divestitures and Investments

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2015	2014	2015 vs. 2014
	(In millions)
Acquisitions, net of cash acquired	$(4.4)	$(333.7)	$329.3
Cash received from divestitures	$2.9	$0.6	$2.3
Investment in unconsolidated affiliates, net	$(0.1)	$(2.5)	$2.4

During the first quarter of 2015, we acquired a 75% equity interest investment in a debt collections and recovery management venture in the U.K.

During the first quarter of 2014, we acquired TDX, included as part of our International operating segment, and Forseva, included as part of our USIS operating segment.

During the third quarter of 2015 and 2014, we received $2.9 million and $0.6 million proceeds from the escrow related to a past disposition.

We did not make significant investments in unconsolidated affiliates during the first nine months of 2015. During the first nine months of 2014, we invested $2.5 million in our joint venture in India.

Financing Activities

Borrowings and Credit Facility Availability

	Nine Months Ended September 30,		Change
Net cash (used in) provided by:	2015	2014	2015 vs. 2014
	(In millions)
Net short-term (repayments) borrowings	$(193.4)	$132.3	$(325.7)
Payments on long-term debt	$—	$(15.0)	$15.0

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

At September 30, 2015, $185.0 million was outstanding under our CP program. At September 30, 2015, a total of $563.5 million was available under our Senior Credit Facility.

At September 30, 2015, 86% of our debt was fixed-rate debt and 14% was effectively variable-rate debt. Our variable-rate debt consists of our commercial paper, which is generally issued for terms of 1 to 90 days. At September 30, 2015, the interest rates on our variable-rate debt ranged from 0.45% to 0.53%.

Borrowing and Repayment Activity

Net short-term (repayments) borrowings primarily represent activity under our CP program. We primarily borrow under our CP program, as needed and availability allows.

The decrease in net short-term (repayments) borrowings primarily reflects the net activity of CP notes in the first nine months of 2015. The net borrowings in the first nine months of 2014 represents the borrowings of the CP notes to fund the acquisition of TDX.

Payments on long-term debt reflect $15 million payment made in the second quarter of 2014 on our 7.34% Notes, that were paid off in May 2014.

Debt Covenants.  A downgrade in our credit ratings would increase the cost of borrowings under our CP program and credit facilities, and could limit or, in the case of a significant downgrade, preclude our ability to issue CP. Our outstanding indentures and comparable instruments also contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions. In addition, our Senior Credit Facility requires us to maintain a maximum leverage ratio of not more than 3.5. Our leverage ratio was 1.43 at September 30, 2015. None of these covenants are considered restrictive to our operations and, as of September 30, 2015, we were in compliance with all of our debt covenants.

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

Equity Transactions

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2015	2014	2015 vs. 2014
	(In millions)
Treasury stock repurchases	$(196.3)	$(186.6)	$(9.7)
Dividends paid to Equifax shareholders	$(103.4)	$(91.3)	$(12.1)
Dividends paid to noncontrolling interests	$(6.0)	$(7.7)	$1.7
Proceeds from exercise of stock options	$26.0	$29.7	$(3.7)
Excess tax benefits from stock-based compensation plans	$22.1	$11.9	$10.2

Sources and uses of cash related to equity during the nine months ended September 30, 2015 and 2014 were as follows:

-	During the first nine months of 2015, we repurchased approximately 2.1 million of our common shares on the open market for $196.3 million, at an average price of $94.97 per share.

-
We increased our quarterly dividend from $0.25 per share to $0.29 per share as announced in the first quarter of 2015.  We paid cash dividends to Equifax shareholders of $103.4 million or $0.87 per share and $91.3 million  or $0.75 per share, during the nine months ended September 30, 2015 and 2014, respectively.

-	We received cash of $26.0 million and $29.7 million during the first nine months of 2015 and 2014, respectively, from the exercise of stock options.

At September 30, 2015, the Company had $667.2 million remaining for stock repurchases under the existing Board authorization.

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

Goodwill

We review goodwill and indefinite lived intangible assets for impairment annually (as of September 30) and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance or trends, competition, or sale or disposition of a significant portion of a reporting unit. We have eight reporting units comprised of USIS (which includes part of Online Information Solutions, Mortgage Solutions and Financial Marketing Services), Identity Management (part of Online Information Solutions), Europe, Latin America, Canada, Personal Solutions, Verification Services and Employer Services.

The goodwill balance at September 30, 2015, for our eight reporting units was as follows:

September 30,
2015
(In millions)
U.S. Information Solutions	$1,059.5
ID Management	61.1
Europe	202.1
Latin America	224.9
Canada	35.9
Personal Solutions	89.9
Verification Services	738.6
Employer Services	169.0
Total goodwill	$2,581.0

We performed a qualitative assessment to determine whether further impairment testing was necessary for our eight reporting units. In this qualitative assessment, we considered the following items for each of the reporting units: macroeconomic conditions, industry and market conditions, overall financial performance and other entity specific events. In addition, for each of these reporting units, the most recent fair value determination resulted in an amount that exceeded the carrying amount of the reporting units. Based on these assessments, we determined the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is not more likely than not. As a result of our conclusions, no further testing was required for all of our reporting units.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2014 Form 10-K. There were no material changes to our market risk exposure during the nine months ended September 30, 2015.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in the following legal actions:

California Bankruptcy Litigation. In consolidated actions filed in the U.S. District Court for the Central District of California, captioned Terri N. White, et al. v. Equifax Information Services LLC, Jose Hernandez v. Equifax Information Services LLC, Kathryn L. Pike v. Equifax Information Services LLC, and Jose L. Acosta, Jr., et al. v. Trans Union LLC, et al. , plaintiffs asserted that Equifax violated federal and state law (the FCRA, the California Credit Reporting Act and the California Unfair Competition Law) by failing to follow reasonable procedures to determine whether credit accounts are discharged in bankruptcy, including the method for updating the status of an account following a bankruptcy discharge. On August 20, 2008, the District Court approved a Settlement Agreement and Release providing for certain changes in the procedures used by defendants to record discharges in bankruptcy on consumer credit files. That settlement resolved claims for injunctive relief, but not plaintiffs’ claims for damages. On May 7, 2009, the District Court issued an order preliminarily approving an agreement to settle remaining class claims. The District Court subsequently deferred final approval of the settlement and required the settling parties to send a supplemental notice to those class members who filed a claim and objected to the settlement or opted out, with the cost for the re-notice to be deducted from the plaintiffs’ counsel fee award.   Mailing of the supplemental notice was completed on February 15, 2011. The deadline for this group of settling plaintiffs to provide additional documentation to support their damage claims or to opt-out of the settlement was March 31, 2011. On July 15, 2011, following another approval hearing, the District Court approved the settlement. Several objecting plaintiffs subsequently filed notices of appeal to the U.S. Court of Appeals for the Ninth Circuit, which, on April 22, 2013, issued an order remanding the case to the District Court for further proceedings. On January 21, 2014, the District Court denied the objecting plaintiffs’ motion to disqualify counsel for the settling plaintiff and granted the motion of counsel for the settling plaintiffs’ to be appointed as interim lead class counsel. On May 1, 2014, the District Court granted the objecting plaintiffs motion for leave to file an interlocutory appeal from the January 21, 2014 Order and the objectors filed a petition for permission to appeal to the U.S. Court of Appeals for the Ninth Circuit. On July 9, 2014, the U.S. Court of Appeals for the Ninth Circuit granted the petition for permission to appeal. Briefing is complete and the oral argument is scheduled for November 2, 2015.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our third quarter ended September 30, 2015:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly-Announced	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
July 1 - July 31, 2015	4,396	$—	—	$681,367,537
August 1 - August 31, 2015	501	$95.34	148,608	$667,199,250
September 1 - September 30, 2015	1,946	$—	—	$667,199,250
Total	6,843	$95.34	148,608	$667,199,250

(1)
The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 4,396 shares for the month of July 2015, 501 shares for the month of August 2015, and 1,946 shares for the month of September 2015.

(2)	Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).

(3)	At September 30, 2015, the amount authorized for future share repurchases under the share repurchase program was $667.2 million. The program does not have a stated expiration date.

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

Equifax Inc.
(Registrant)

Date:	October 22, 2015	By:	/s/ Richard F. Smith
Richard F. Smith
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	October 22, 2015		/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Corporate Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	October 22, 2015		/s/ Nuala M. King
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