Form 10-K
period 2015-12-31
EQUIFAX INC
filed 2016-02-24
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  YES   ☒  NO
As of June 30, 2015, the aggregate market value of Registrant’s common stock held by non-affiliates of Registrant was approximately $11,479,281,498 based on the closing sale price as reported on the New York Stock Exchange. At January 31, 2016, there were 118,706,565 shares of Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s definitive proxy statement for its 2016 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

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

•
International —which includes our Canada, Europe and Latin America business units, provides products and services similar to those available in the USIS operating segment but with variations by geographic region. In Europe and Latin America, we also provide information, technology and services to support debt collections and recovery management.

•
Workforce Solutions — provides services enabling clients to verify income and employment (Verification Services) as well as to outsource and automate the performance of certain payroll-related and human resources management business processes, including unemployment cost management, tax credits and incentives and I-9 management services and services to allow employers to ensure compliance with the Affordable Care Act (Employer Services).

•
Personal Solutions — provides products to consumers in the United States, Canada, and the U.K., enabling them to understand and monitor their credit and monitor and help protect their identity. We also sell consumer and credit information to resellers who combine our information with other information to provide direct to consumer monitoring, reports and scores.

Proposed Acquisition of Veda Group Limited

On November 21, 2015, we entered into a Scheme Implementation Deed (the "Agreement") to acquire Veda Group Limited ("Veda") for cash consideration of approximately $1.7 billion (2.4 billion Australian dollars) and debt assumed of approximately $188.4 million (261.5 million Australian dollars). We expect the transaction to close in the first quarter of 2016 and to finance the cash portion of the purchase price through a combination of cash on hand and new debt, including term loans, the 364-day Revolver, and commercial paper. The terms of the new debt instruments are included in Note 6 to the Consolidated Financial Statements. The Agreement contains customary representations and warranties of the Company and Veda, as well as customary covenants and agreements. The implementation of this binding agreement is subject to customary closing conditions, as well as shareholder and regulatory approvals in Australia and New Zealand, which have been completed.

Refer to Item 1A "Risk Factors" and Note 16 to the Consolidated Financial Statements for additional information on the proposed acquisition of Veda.

Our revenue base and business mix are diversified among our four segments as depicted in the chart below.

OUR BUSINESS STRATEGY

Our strategic objective is to be the global leader in information solutions that creates unparalleled insights to solve customer challenges. Data is at the core of our value proposition. Leveraging our extensive resources, we deliver differentiated decisions through a broad and diverse set of data assets, sophisticated analytics and proprietary decisioning technology. Our long-term corporate growth strategy is driven by the following imperatives:

•
Deliver consistently strong profitable growth and shareholder returns. We seek to meet or exceed our financial commitments on revenue growth and margins through disciplined execution of our strategic initiatives and by positioning ourselves as a premier provider of high value information solutions.

•
Develop unparalleled analytical insights leveraging Equifax unique data. We continue to invest in and acquire unique sources of credit and non-credit information to enhance the variety and quality of our services while increasing clients’ confidence in information-based business decisions. Areas of focus for investment in new sources of data include, among others, positive payment data, real estate data and new commercial business data.  We also have developed unique capabilities to integrate customer and third-party data into our solution offerings to further enhance the decisioning solutions we develop for our customers.

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

•
Innovate for market leadership in key domains and verticals. We seek to increase our share of clients’ spend on information-related services through developing and introducing new products, pricing our services in accordance with the value they represent to our customers, increasing the range of current services utilized by our clients, and improving the quality and effectiveness of our sales organization and client support interactions with consumers. We are also helping clients address increased requirements to comply with emerging regulations and rules.

We believe there are many opportunities to expand into emerging markets both in the U.S. and internationally. In the U.S., we have increased and broadened resources in key markets, including mortgage, auto, insurance, telecommunications, and government, and we are delivering services ranging from identity authentication to risk management. We continue to invest in growing our ventures in Russia and India and leveraging our newer product offerings across all of our geographical business units and periodically enter new country markets through acquisitions or start-up operations.

•
Serve as a trusted steward and advocate for our customers and consumers. This includes continuously improving the customer and consumer experience in our consumer and commercial offerings, anticipating and executing on regulatory initiatives, while simultaneously delivering security for our services.

•
Invest in talent to drive our strategy and foster a culture of innovation. We attract top talent by continuing to expand and diversify our talent pipeline. We regularly undertake various talent initiatives to engage, develop, and retain our top talent.

MARKETS AND CLIENTS

Our products and services serve clients across a wide range of verticals, including financial services, mortgage, human resources, consumer, commercial, telecommunications, retail, automotive, utilities, brokerage, healthcare and insurance industries, as well as state and federal governments. We also serve consumers directly. Our revenue stream is highly diversified with our largest client providing only 3% of total revenue. The following table summarizes the various end-user markets we serve:

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

Our largest geographic market segments are the U.S.; Canada; Europe (the U.K., Spain and Portugal); and Latin America (Argentina, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru and Uruguay). We also maintain support operations in the Republic of Ireland. We offer consumer credit services in Russia and India through joint ventures and have an investment in the second largest consumer and commercial credit information company in Brazil. We also provide information, technology and services to support debt collections and recovery management in Europe and Latin America.

Revenue from international clients, including end users and resellers, amounted to 23% of our total revenue in 2015, 26% of our total revenue in 2014 and 23% of our total revenue in 2013.

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

The following chart summarizes the key products and services offered by each of the business units within our segments:

	USIS			International			Workforce Solutions
	Online Information Solutions	Financial Marketing Services	Mortgage Services	Canada	Europe	Latin America	Verification Services	Employer Services	Personal Solutions
Online data	X		X	X	X	X	X		X
Portfolio management services	X	X	X	X	X	X	X
Analytical services	X	X	X	X	X	X	X	X	X
Technology services	X		X	X	X	X
Identity management and fraud	X			X	X	X	X		X
Marketing Services		X	X	X		X
Direct to consumer credit monitoring									X
Employment and income verification services							X
Business process outsourcing (BPO)							X	X
Debt collection software, services and analytics	X			X	X	X

Each of our operating segments is described more fully below.

USIS

USIS provides consumer and commercial information solutions to businesses in the U.S. through three product and service lines, as follows:

Online Information Solutions. Online Information Solutions’ products are derived from multiple large and comprehensive databases of consumer and commercial information that we maintain about individual consumers and businesses, including credit history, current credit status, payment history and address information. Our clients utilize the information and analytical insights we provide to make decisions for a broad range of financial and business purposes, such as whether, and on what terms, to approve auto loans or credit card applications, and whether to allow a consumer or a business to open a new utility or telephone account.  In addition, this information is used by our clients for cross selling additional products to existing customers, improving their underwriting and risk management decisions, and authenticating and verifying consumer and business identities. We also sell consumer and credit information to resellers who combine our information with other information to provide services to the mortgage, fraud and identity management, and other end-user markets.  Our software platforms and analytical capabilities can integrate all types of information, including third-party and client information, to enhance the insights and decisioning process to help further mitigate the risk of granting credit, predict the risk of bankruptcy, indicate the applicant’s risk potential for account delinquency, ensure the identity of the consumer, and reduce exposure to fraud. These risk management services enable our clients to monitor risks and opportunities and proactively manage their portfolios.

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

International

The International operating segment includes our Canada, Europe and Latin America business units. These business units offer products that are similar to those available in the USIS operating segment, although, in some jurisdictions, data sources tend to rely more heavily on government agencies than in the U.S. We also offer specialized services that help our customers better manage risk in their consumer portfolios.  This operating segment’s products and services generate revenue in Argentina, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru, Portugal, Spain, the U.K. and Uruguay. We also maintain support operations in the Republic of Ireland, Chile and Costa Rica. We offer consumer credit services in Russia and India through our investment in joint ventures and have an investment in the second largest consumer and commercial credit information company in Brazil. We also provide information, technology and services to support debt collections and recovery management in Europe, Canada and Latin America.

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

The Work Number is our key repository of employment and income data serving our verifier business and enabling employer human resource services.  We rely on payroll data received from over 5,300 organizations, including almost three quarters of Fortune 500 companies, to regularly update the database. The updates occur as employers transmit data electronically to Equifax from their payroll systems. Employers contract to provide this data for specified periods under the terms of contracts which range from one to five years. We use this data to provide automated employment and income verification services to third-party verifiers as well as enabling employer services such as unemployment claims, I-9 and eVerify transactions and employer tax credits opportunities.

The fees we charge for these services are generally on a per transaction basis. After the expiration of the applicable contract, absent renewal by mutual agreement of the parties, we generally do not have any further right to use the employment data we obtained pursuant to the contract. We have not experienced significant turnover in the employer contributors to the database because we generally do not charge them to add their employment data to the database and the verification service we offer relieves them of the administrative burden and expense of responding to third-party employment verification requests. The database contained approximately 277 million current and historic employment records at December 31, 2015.

Employer Services. These services are aimed at reducing the cost to the human resources function of businesses through a broad suite of services including assisting with employment tax matters designed to reduce the cost of unemployment claims through effective claims representation and management and efficient processing and to better manage the tax rate that employers are assessed for unemployment taxes; comprehensive services designed to research the availability of employment-related tax credits (e.g., the federal work opportunity and welfare to work tax credits and state tax credits), and to process the necessary filings and assist the client in obtaining the tax credit; W-2 management services (which include initial distribution, reissue and correction of W-2 forms); paperless pay services that enable employees to electronically receive pay statement information as well as review and change direct deposit account or W-4 information; integrated electronic time capture and reporting services; paperless new-hire services to bring new workers on board using electronic forms; I-9 management services designed to help clients electronically comply with the immigration laws that require employers to complete an I-9 form for each new hire; and onboarding services using online forms to complete the new hire process for employees of corporate and government agencies.  We also offer analytical services enabling our customers to better understand the demographic profile and key statistical metrics of their workforce. In addition we provide software and services to employers to assist in compliance with the Affordable Care Act ("ACA") through partnerships with government agencies.

Personal Solutions

Our Personal Solutions products give consumers information to enable them to understand and monitor their credit and monitor and help protect their identity primarily through our Equifax Complete, ID Patrol, Credit Watch and Score Watch monitoring products. Consumers can obtain credit file information about them and Equifax or FICO credit scores. Equifax products also offer monitoring features for consumers who are concerned about identity theft and data breaches, including credit report monitoring from all three bureaus, internet and bank account monitoring, lost wallet support, and the ability to lock and unlock the Equifax credit file. Our products are available to consumers in the United States, Canada, and the U.K. directly primarily over the internet and indirectly through relationships with business partners who distribute our products or provide these services to their employees or customers. We also sell consumer and credit information to resellers who combine our information with other information to provide direct to consumer monitoring, reports and scores.

COMPETITION

The market for our products and services is highly competitive and is subject to constant change. Our competitors vary widely in size and the nature of the products and services they offer. Sources of competition are numerous and include the following:

•
Competition for our consumer credit information solutions and personal solutions products varies by both application and industry, but generally includes two global consumer credit reporting companies, Experian and TransUnion, both of which offer a product suite similar to our credit reporting solutions, and LifeLock, a national provider of personal identity theft protection products, as well as emerging competitors offering free credit scores including Credit Karma. There are also a large number of competitors who offer competing products in specialized areas (such as fraud prevention, risk management and application processing and decisioning solutions) and software companies offering credit modeling services or analytical tools. As a premier provider of information based insights and solutions, we believe that our products offer clients an advantage over those of our credit based competitors because of the depth and breadth of our consumer information files, which we believe to be superior in terms of accuracy, coverage and availability. Other differentiators include our decisioning technology and the features and functionality of our analytical capabilities. Our competitive strategy is to emphasize improved decision making and product quality while remaining competitive on price. Our marketing services products also compete with the foregoing companies and others who offer demographic information products, including Acxiom, Harte-Hanks and infoGROUP. We also compete with Fair Isaac Corporation with respect to certain of our analytical tools and solutions.

•
Competition for our commercial solutions products primarily includes Experian, The Dun & Bradstreet and Cortera, and providers of these services in the international markets we serve. We believe our access to and knowledge of U.S. small business loan information from financial institutions combined with our consumer credit information in the case of small business owners enables more efficient and effective decision-making for the small business segment of that market.

•
Competition for our employment and income verification services includes large employers who serve their own needs through in-house systems to manage verification as well as regional online verification companies, such as Verify Jobs and First Advantage, who offer verification services along with other human resources and tax services. Competition in the Employer Services market is diverse and includes in-house management of such services or the outsourcing of one or more of such services to HR consulting firms such as Mercer and Towers Watson, HR management services providers such as Oracle and Silk Road, payroll processors such as ADP and Ceridian, accounting firms such as PricewaterhouseCoopers and Ernst & Young, analytics companies such as Tableau and Visier and hundreds of smaller companies that provide one or multiple offerings that compete with our Employer Services business. Competition in the Verification Services market includes employers who manage verifications in-house, lenders who obtain verifications directly from employers, and online and offline verification companies, such as Verify Job System, Corporate Cost Control, Thomas & Thorngren and Employers Edge.

•
Competition for our debt collection and recovery management software, services and analytics is similar to the competition for our consumer credit information solutions. We believe that the breadth and depth of our data assets enable our clients to develop a more current and comprehensive view of consumers.  In the category of platforms and analytics, we compete to some extent with entities that deploy collections platforms, account management systems or recovery solutions.

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

TECHNOLOGY AND INTELLECTUAL PROPERTY

We generally seek protection under federal, state and foreign laws for strategic or financially important intellectual property developed in connection with our business. Certain intellectual property, where appropriate, is protected by registration under applicable trademark laws or by prosecution of patent applications. We own a number of patents registered in the U.S. and several in foreign countries. We also have certain registered trademarks, service marks, logos and internet domain names in the U.S. and in many foreign countries, the most important of which are “Equifax,” “Decision360,” “The Work Number” and variations thereof. These marks are used in connection with many of our product lines and services. We believe that, in the aggregate, the rights under our patents and trademarks are generally important to our operations and competitive position, but we do not regard any of our businesses as being dependent upon any single patent or group of patents or trademark. However, certain Company trademarks, which contribute to our identity and the recognition of our products and services, including but not limited to the “Equifax” trademark, are an integral part of our business, and their loss could have a material adverse effect on us. We also protect certain of our confidential intellectual property and technology in compliance with trade secret laws and through the use of nondisclosure agreements.

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

Examples of the most significant of these laws include, but are not limited to, the following:

Federal Laws and Regulation

•
FCRA - The United States Fair Credit Reporting Act (“FCRA”) regulates consumer reporting agencies, including us, as well as data furnishers and users of consumer reports such as banks and other companies. FCRA provisions govern the accuracy, fairness and privacy of information in the files of consumer reporting agencies (“CRAs”) that engage in the practice of assembling or evaluating certain information relating to consumers for certain specified purposes. The FCRA limits the type of information that may be reported by CRAs, limits the distribution and use of consumer reports and establishes consumer rights to access and dispute their credit files. CRAs are required to follow reasonable procedures to assure maximum possible accuracy of the information concerning the individual about whom the report relates and if a consumer disputes the accuracy of any information in the consumer’s file, to conduct a reasonable reinvestigation. CRAs are required to make available to consumers a free annual credit report. The FCRA imposes many other requirements on CRAs, data furnishers and users of consumer report information. Violation of the FCRA can result in civil and criminal penalties. The

FCRA contains an attorney fee shifting provision to provide an incentive for consumers to bring individual or class action lawsuits against a CRA for violations of the FCRA. Regulatory enforcement of the FCRA is under the purview of the United States Federal Trade Commission (“FTC”), the Consumer Financial Protection Bureau (“CFPB”), and state attorneys general, acting alone or in concert with one another.

•
The Dodd-Frank Act - One of the purposes of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) is to protect consumers from abusive financial services practices. Title X of the Dodd-Frank Act created the CFPB. The Dodd-Frank Act transfers authority under certain existing laws to the CFPB and provides it with examination and supervisory authority. The Dodd-Frank Act also prohibits unfair, deceptive or abusive acts or practices (“UDAAP”) with respect to consumer finance and provides the CFPB with authority to enforce those provisions. We are subject to the examination and supervision of the CFPB. The CFPB may pursue administrative proceedings or litigation to enforce the laws and rules subject to its jurisdiction. In these proceedings the CFPB can obtain cease and desist orders, which can include orders for restitution to consumers or rescission of contracts, as well as other types of affirmative relief, and monetary penalties ranging from $5,000 per day for ordinary violations and up to $1 million per day for knowing violations. Also, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions in certain circumstances for the kind of cease and desist orders available to the CFPB (but not for civil penalties).

•
FTC Act - The Federal Trade Commission Act (“FTC Act”) prohibits unfair methods of competition and unfair or deceptive acts or practices. We must comply with the FTC Act when we market our services, such as consumer credit monitoring services offered through our Personal Solutions unit. The security measures we employ to safeguard the personal data of consumers could also be subject to the FTC Act, and failure to safeguard data adequately may subject us to regulatory scrutiny or enforcement action. There is no private right of action under the FTC Act.

•
GLBA - The Financial Services Modernization Act of 1999, or Gramm-Leach-Bliley Act (“GLBA”) regulates, among other things, the use of non-public personal information of consumers that is held by financial institutions, including us. We are subject to various GLBA provisions, including rules relating to the use or disclosure of the underlying data and rules relating to the physical, administrative and technological protection of non-public personal financial information. Breach of the GLBA can result in civil and/or criminal liability and sanctions by regulatory authorities, such as fines of up to $100,000 per violation and up to five years’ imprisonment for individuals. Regulatory enforcement of the GLBA is under the purview of the FTC, the federal prudential banking regulators, the SEC and state attorneys general, acting alone or in concert with each other.

•
CROA-The Credit Repair Organizations Act (“CROA”) regulates companies that claim to be able to assist consumers in improving their credit standing. There have been efforts to apply the CROA to credit monitoring services offered by consumer reporting agencies and others. CROA allows for a private right of action and permits consumers to recover all money paid for alleged “credit repair” in the event of a violation.

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

•
We are also subject to federal and state laws that are generally applicable to any U.S. business with national or international operations, such as antitrust laws, the Foreign Corrupt Practices Act, the Americans with Disabilities

Act, state unfair or deceptive practices act and various employment laws. We continuously monitor federal and state legislative and regulatory activities that involve credit reporting, data privacy and security to identify issues in order to remain in compliance with all applicable laws and regulations.

Summary of International Regulation Relating to Consumer and Data Protection

We are subject to various data protection, privacy and consumer credit laws and regulations in the foreign countries where we operate. Examples of the most significant of these laws include, but are not limited to, the following:

•
In the U.K., we are subject to a regulatory framework which provides for primary regulation by the Financial Conduct Authority (the “FCA”).  The FCA focuses on consumer protection and market regulation as well as prudential supervision of regulated financial institutions.  The FCA has significant powers, including the power to regulate conduct related to the marketing of financial products, specify minimum standards and to place requirements on products, impose unlimited fines, and to investigate organizations and individuals.  In addition, the FCA is able to ban financial products for up to a year while considering an indefinite ban; it has the power to instruct firms to immediately retract or modify promotions which it finds to be misleading, and to publish such decisions.  Our core credit reporting (“credit reference”) and debt collections services and recovery management businesses in the U.K. are subject to FCA supervision and we will require certain corporate and “approved person” authorizations from the FCA to carry on such businesses. The FCA has fixed the dates by which credit reference agencies and collection businesses must apply for this authorization: debt collections services businesses were required to apply by June 30, 2015, and credit reference agencies must apply by March 31, 2016.  The license application for our collection business (TDX Group or "TDX") was submitted prior to the June 30, 2015 deadline, and we expect to apply for authorization in our capacity as a credit reference agency by the March 31, 2016 deadline. Although we do not currently anticipate any issues in receiving authorization, to the extent applicable approvals are not obtained in a timely manner, or at all, we may not conduct these businesses in the U.K.

•
In Europe, we are subject to the European Union (“EU”) data protection regulations, including the comprehensive 1995 European Union Data Protection Directive. The EU regulations establish several obligations that organizations must follow with respect to use of personal data, including a prohibition on the transfer of personal information from the EU to other countries whose laws do not protect personal data to an “adequate” level of privacy or security. The EU standard for adequacy is generally stricter and more comprehensive than that of the U.S. and most other countries where Equifax operates. In the U.K., in addition to the EU Directive on Data Protection, the Data Protection Act of 1998 regulates the manner in which we can use third-party data. In addition, regulatory limitations affect our use of the Electoral Roll, one of our key data sources in the U.K. Generally, the data underlying the products offered by our U.K. Information Services and Personal Solutions product lines, excluding our Commercial Services products, are subject to these regulations. In Spain and Portugal, the privacy laws which are subject to the EU Directive on Data Protection regulate all credit bureau and personal solutions activities. Regulation relating to the 1995 EU Data Protection Directive, proposed in 2012 by the European Commission, has now been agreed by the European legislative bodies, that amongst other things, will tighten data protection requirements and make enforcement more rigorous, for example, by streamlining enforcement at a European level, introducing data breach notification requirements and increasing penalties for non-compliance. It is anticipated that the regulation will be enacted in the spring of 2016, and will have a two year implementation period.

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

•
In Latin America, consumer reporting, data protection and privacy laws and regulations exist in various forms in Argentina, Chile, Costa Rica, Ecuador, El Salvador, Paraguay, Peru and Uruguay. Argentina and Uruguay generally follow the EU data protection model, and the EU recognizes both countries’ laws as providing adequate levels of protection for personal data transfers and processing. Data, credit bureau and/or consumer protection laws in Paraguay and Peru regulate issues such as consent, collection, use, disclosure, retention, and accuracy of credit data. Among other protections, laws in all of these countries generally allow individuals to access and request corrections of personal data.

Laws in Argentina, Chile, Ecuador, Paraguay, Peru and Uruguay also establish specific privacy rights, and judicial proceedings may be used to enforce them. Legislation has been proposed in several countries in Latin America that would amend existing credit reporting laws by prohibiting the use of certain data for credit reference purposes, shorten the period during which data may be stored and create new access and notification rights for data subjects. In Argentina, a privacy bill of law was also filed at the Congress of Buenos Aires Province. This bill proposes the creation of a Provincial Registry of databases, stricter regulations concerning notifications to data subjects, and immediate updates of their credit files. The Chilean government has indicated that it will introduce a new comprehensive data protection bill in 2016, and a separate bill that would create a publicly-managed consumer credit registry remains before the legislature. Each of these bills would introduce a new framework to allow the government to regulate the collection and use of personal data, including credit data. Ecuador’s National Assembly approved a law to replace private sector credit bureaus with a state-run registry which when implemented would materially impact our local credit reporting operations in Ecuador. Ecuador, however, represented less than one percent of our 2015 revenue and operating profit for our International business unit and is not material to our consolidated results of operations. The law originally provided a transition period throughout 2013 for the development and introduction of the new registry; however, the transition period was then extended through 2014. In late 2014, the law was amended again to remove the fixed deadline, allowing private sector credit bureaus to continue operating until the financial sector regulatory board determines that the new registry is operational. To date, the public body in Ecuador in charge of the registry has not achieved a successful implementation. In Paraguay, in December 2015 a modification was introduced to current data protection law requiring debts to be eliminated from a credit file once full payment has occurred. In addition, the amendment now permits the disclosure and use of positive data. In Peru there is a proposal to include certain thresholds under which delinquencies could not be reported and the obligation to send a notice prior to the registration of delinquencies. Legislation has been approved in El Salvador to reduce the period of time during which credit information may be reported following the payment of a debt. In addition, to use, share, transfer or commercialize credit data without consent in El Salvador is now a serious infraction, and in the event that a credit bureau suspends or ceases operations, a copy of its credit database must be provided to the regulator. Costa Rica is in the process of amending current administrative regulations regarding data protection. While the potential impact of the foregoing regulatory changes is unlikely to be material in the aggregate to the results of our International operations, if the market opportunity were to be restricted significantly in Argentina or Chile, and/or in a combination of the smaller Latin American countries in which we operate, the impact on our International operating results could be material.

•
In India, various legislation including the Information Technology Act 2000 and the Credit Information Companies (Regulation) Act of 2005 establishes a federal data protection framework. Entities that collect and maintain personal data and/or credit information must ensure that it is complete, accurate and safeguarded, and must adopt certain privacy principles with respect to collecting, processing, preserving, sharing and using such data and/or credit information. The Indian parliament has passed legislation that would allow individuals to sue for damages in the case of a data breach, if the entity negligently failed to implement reasonable security practices and procedures to protect personal data and/or credit information.  Our Indian joint venture is subject to regulation by the Reserve Bank of India, which is India’s central banking institution.

•
In Russia, credit reporting activities are governed by the Federal Law on Credit Histories No.218-fz, dated December 30, 2004. The law regulates the contents of credit files, who may submit data to a credit bureau and who can receive credit reports.

Tax Management Services

The Tax Management Services business within our Workforce Solutions segment is potentially impacted by changes in renewal or non-renewal of U.S. tax laws or interpretations, for example, those pertaining to work opportunity tax credits and unemployment compensation claims.

PERSONNEL

Equifax employed approximately 8,000 employees in 21 countries as of December 31, 2015. None of our U.S. employees are subject to a collective bargaining agreement and no work stoppages have been experienced. Pursuant to local laws, certain of our employees in Argentina and Spain are covered under government-mandated collective bargaining regulations that govern general salary and compensation matters, basic benefits and hours of work.  In some of our non-U.S. subsidiaries, certain of our employees are represented by workers’ councils or statutory labor unions.

EXECUTIVE OFFICERS OF EQUIFAX

The executive officers of Equifax and their ages and titles are set forth below.

Richard F. Smith (56) has been Chairman and Chief Executive Officer since December 2005. He was named Chairman-Elect and Chief Executive Officer effective September 2005. Prior to that, Mr. Smith served as Chief Operating Officer, GE Insurance Solutions, from 2004 to September 2005 and President and Chief Executive Officer of GE Property and Casualty Reinsurance from 2003 to 2004.

John W. Gamble, Jr. (53) has been Corporate Vice President and Chief Financial Officer since May 2014. Prior to that, Mr. Gamble was Executive Vice President and Chief Financial Officer of Lexmark International, Inc., a global provider of document solutions, enterprise content management software and services, printers and multifunction printers, from September 2005 until May 2014.

John J. Kelley III (55) has been Corporate Vice President and Chief Legal Officer since January 2013. Responsibilities include legal services, global sourcing, security and compliance, government and legislative relations, corporate governance and privacy functions. Mr. Kelley was a senior partner in the Corporate Practice Group of the law firm of King & Spalding LLP from January 1993 to December 2012.

Joseph M. Loughran, III (48) has been Chief Marketing Officer since March 2015. Prior thereto, he served as President, Personal Solutions since January 4, 2010. Prior thereto, he was Senior Vice President - Corporate Development from April 2006 to December 2009. Prior to joining Equifax, he held various executive roles at BellSouth Corporation from May 2001 to April 2006, including most recently Managing Director-Corporate Strategy and Planning from May 2005 to April 2006.

Coretha M. Rushing (59) has been Corporate Vice President and Chief Human Resources Officer since 2006. Prior to joining Equifax, she served as an executive coach and HR Consultant with Atlanta-based Cameron Wesley LLC. Prior thereto, she was Senior Vice President of Human Resources at The Coca-Cola Company, where she was employed from 1996 until 2004.

David C. Webb (60) became Chief Information Officer in January 2010. Prior thereto, he served as Chief Operations Officer for SVB Financial Corp. from 2008, and from 2004 to 2008 was Chief Information Officer. Mr. Webb was Vice President, Investment Banking Division at Goldman Sachs, a leading global investment banking, securities and investment management firm, from 1999 to 2004. He was Chief Information Officer at Bank One from 1997 to 1999.

Rodolfo O. Ploder (55) has been President, Workforce Solutions, since November 2015. Prior thereto, he served as President, U.S. Information Solutions, since April 2010. Prior thereto, he served as President, International, from January 2007 to April 2010. Prior thereto, he was Group Executive, Latin America from February 2004 to January 2007.

Paulino R. Barros (59) has been President, U.S. Information Solutions, since November 2015. Prior thereto, he served as President, International, since July 2010. Prior thereto, he served as President of PB&C Global Investments, LLC, an international consulting and investment firm. Prior thereto, he was President of Global Operations for AT&T.

John T. Hartman (56) has been President, International, since November 2015. Prior thereto, he served as Senior Vice President, Corporate Development, since July 2010. Prior thereto, he served as President of Growth Vector from 2009 to 2010. Prior thereto, he served as Executive Vice President and Chief Commercial Officer for Acuity Brands from 2004 to 2009.

J. Dann Adams (58) has been President, Personal Solutions, since November 2015. Prior thereto, he served as President, Workforce Solutions, since July 2010. Prior thereto, he served as President, U.S. Information Solutions from 2007 to June 2010. Prior thereto, he served as Group Executive, North America Information Services from November 2003 until December 2006.

Nuala M. King (62) has been Senior Vice President and Controller since May 2006. Prior thereto, she was Vice President and Corporate Controller from March 2004 to April 2006. Prior to joining Equifax, Ms. King served as Corporate Controller for UPS Capital from March 2001 until March 2004.

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

If we experience system constraints or failures, or our customers do not modify and/or upgrade their systems to accept new releases of our products and services, our services to our customers could be delayed or interrupted, which could result in lost revenues or customers, lower margins, or other harm to our business and reputation.

We depend on reliable, stable, efficient and uninterrupted operation of our technology network, systems, and data centers to provide service to our customers. Many of the services and systems upon which rely have been outsourced to third parties. In addition, many of our revenue streams are dependent on links to third party telecommunications providers. These systems and operations, and the personnel that support, service and operate these systems, could be exposed to interruption, damage or destruction from power loss, telecommunication failures, computer viruses, denial-of-service attacks, human error, fire, natural disasters, war, terrorist acts or civil unrest. We may not have sufficient disaster recovery or redundant operations in place to cover a loss or failure of systems or telecommunications links in a timely manner. Any significant delay or interruption could result in lost revenues or customers, lower margins, or other significant harm to our business or reputation.

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

Despite our substantial investment in physical and technological security measures, employee training, contractual precautions and business continuity plans, our information technology networks and infrastructure or those of our third-party vendors and other service providers could be vulnerable to damage, disruptions, shutdowns, or breaches of confidential information due to criminal conduct, denial of service or other advanced persistent attacks by hackers, breaches due to employee error or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. Unauthorized access to data files or our information technology systems and applications could result in inappropriate use, change or disclosure of sensitive and/or personal data of our customers, employees, consumers and suppliers.

We are regularly the target of attempted cyber and other security threats and must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. Insider or employee cyber and security threats are increasingly a concern for all large companies, including ours. Although we are not aware of any material breach of our data, properties, networks or systems, if one or more of such events occur, this potentially could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could subject us to litigation, regulatory fines, penalties or reputational damage, any of which could have a material effect on our cash flows, competitive position, financial condition or results of operations. Our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur. Also, our third-party insurance coverage will vary from time to time in both type and amount depending on availability, cost and our decisions with respect to risk retention.

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

Under Title X of the Dodd-Frank Act, the CFPB has broad powers to promulgate, administer and enforce consumer financial regulations, including those applicable to us and to many of our customers.  The CFPB has oversight of the FCRA, the federal regulation most directly impacting U.S. operations. The CFPB is also charged with defining “unfair, deceptive or abusive acts and practices”, known as “UDAAP”.  Also, where a company has violated Title X of the Dodd-Frank Act, or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). During 2015, the CFPB publicly announced 50 enforcement actions, imposing $212.8 million in civil money penalties, and ordering $1.9 billion in restitution and $636.3 million in balance reductions. We are currently the subject of investigations by state attorneys general and the CFPB as more fully described under Item. 3 Legal Proceedings in this Form 10-K.

In the U.K., we are subject to a regulatory framework which provides for primary regulation by the FCA.  The FCA focuses on consumer protection and market regulation as well as prudential supervision of regulated financial institutions.  The FCA has significant powers, including the power to regulate conduct related to the marketing of financial products, specify minimum standards and to place requirements on products, impose unlimited fines, and to investigate organizations and individuals.  In addition, the FCA is able to ban financial products for up to a year while considering an indefinite ban; it has the power to instruct firms to immediately retract or modify promotions which it finds to be misleading, and to publish such decisions.  Our core credit reporting (“credit reference”) and debt collections services businesses in the U.K. are subject to FCA supervision and we will require certain corporate and “approved person” authorizations from the FCA to carry on such businesses.  We submitted a license application for our debt collection services businesses (TDX) prior to the June 30, 2015 deadline, and expect to apply for authorization in our capacity as a credit reference agencies by the March 31, 2016 deadline. Although we do not currently anticipate any issues in receiving authorization, to the extent applicable approvals are not obtained in a timely manner, or at all, we may not conduct these businesses in the U.K.

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

We are regularly involved in claims, suits, government investigations, supervisory examinations and regulatory proceedings arising from the ordinary course of our business, including actions with respect to consumer protection and data protection, including purported class action lawsuits.  Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty.  Regardless of their outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors.  In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results, and financial condition.  The FCRA contains an attorney fee shifting provision to provide an incentive for consumers to bring individual and class action lawsuits against a CRA for violation of the FCRA, and the number of consumer lawsuits (both individual and class action) against us alleging a violation of FCRA and our resulting costs associated with resolving these lawsuits have increased substantially over the past several years.

We rely, in part, on acquisitions, joint ventures and other alliances to grow our business and expand our geographic reach. If we are unable to make acquisitions or successfully develop and maintain joint ventures and other alliances, our growth may be adversely impacted. In addition, the acquisition, integration or divestiture of businesses by us may not produce the expected financial or operating results.

In January 2014, we acquired the TDX, a debt placement service and debt management platform company in the United Kingdom for approximately $323 million.  During 2013, we acquired TrustedID, a direct-to-consumer identity protection business, and several smaller international businesses. In addition, as described in more detail in Item 7, we have entered into an agreement to acquire Veda, which if completed, will give us a significant presence in Australia and New Zealand, where we do not currently have significant operations. Expected benefits, synergies and growth from these initiatives may not materialize as planned. We may have difficulty assimilating new businesses and their products, services, technologies and personnel into our operations. We may also have difficulty integrating and operating businesses in countries and geographies where we do not currently have a significant presence. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and materially adversely affect our operating results and financial condition. Also, we may not be able to retain key management and other critical employees after an acquisition.

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

Public or commercial, sources of free or relatively inexpensive consumer credit, credit score and other information have become increasingly available, particularly through the internet, and this trend is expected to continue.  Governmental agencies in particular have increased the amount of information to which they provide free public access and these or other sources of free or relatively inexpensive consumer information from competitors or other commercial sources may reduce demand for our services, particularly in our USIS and Personal Solutions business units.  In addition, recently there has been an increase in companies offering free or low-cost direct to consumer credit services (such as credit scores, reports and monitoring) as part of alternative business models that use such services as a means to introduce consumers to premium products and services. To the extent that our customers choose not to obtain services from us and instead rely on information obtained at no cost or relatively inexpensively from these other sources, our business, financial condition and results of operations may be adversely affected.

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

Sales outside the U.S. comprised 23% of our net operating revenue in 2015 and are expected to increase following the acquisition of Veda. As, as a result, our business is subject to various risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent an increasing portion of our total revenue, particularly in anticipation of the Veda acquisition. In addition, many of our employees, suppliers, job functions and facilities are located outside the U.S. Accordingly, our future results could be harmed by a variety of factors including:

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

We earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including among others the British pound, the Canadian dollar, the Brazilian real, the Argentine peso, the Chilean peso and the Euro, and following the completion of the Veda acquisition, the Australian dollar. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenue, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. In 2015, a general weakening of foreign currencies in countries where we have operations against the U.S. dollar had a negative impact on our results as reported in U.S. dollars.  See “Segment Financial Results – International – Latin America", "- Europe", and “- Canada” and “Effects of Inflation and Changes in Foreign Currency Exchange Rates” in the Management’s Discussion and Analysis section of this Form 10-K. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. We generally do not mitigate the risks associated with fluctuating exchange rates, although we may from time to time through forward contracts or other derivative instruments hedge a portion of our translational foreign currency exposure or exchange rate risks associated with material transactions which are denominated in a foreign currency. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Accordingly, fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, may materially affect our consolidated financial results.

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

We have an unsecured 364-day revolving credit facility that matures November 20, 2016 and an unsecured credit facility consisting of a revolver that matures on November 21, 2020 and a term loan that matures on November 21, 2018 (the “Credit Facilities”).  The cost of borrowing under Credit Facilities and our ability and the terms under which we may access the credit markets are affected by credit ratings assigned to our indebtedness by the major credit rating agencies. These ratings are premised on our performance under assorted financial metrics, such as leverage and interest coverage ratios and other measures of financial strength, business and financial risk, industry conditions, transparency with rating agencies and timeliness of financial reporting. Our current ratings have served to lower our borrowing costs and facilitate access to a variety of lenders. However, there can be no assurance that our credit ratings or outlook will not be lowered in the future in response to adverse changes in these metrics caused by our operating results or by actions that we take, such as incurring additional indebtedness or by returning excess cash to shareholders through dividends or under our share repurchase program. A downgrade of our credit ratings would increase our cost of borrowing under the Credit Facilities, negatively affect our ability to access the capital markets on advantageous terms, or at all, negatively affect the trading price of our securities and have a material adverse effect on our business, financial condition and results of operations.

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

Federal and state governments in the U.S. as well as a number of other governments around the world are currently facing significant fiscal pressures and have considered or may consider changes to their tax laws for revenue raising or economic competitiveness reasons. Changes to tax laws can have immediate impacts, either favorable or unfavorable, on our results of operations and cash flows, and may impact our competitive position versus certain competitors who are domiciled in other jurisdictions and subject to different tax laws.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at 1550 Peachtree Street, N.W., Atlanta, Georgia. Our other properties are geographically distributed to meet sales and operating requirements worldwide. We consider these properties to be both suitable and adequate to meet our current operating requirements. We ordinarily lease office space for conducting our business and are obligated under approximately 80 leases and other rental arrangements for our field locations. We owned 9 office buildings at December 31, 2015, including our executive offices, one campus which houses our Alpharetta, Georgia data center, two buildings utilized by our Workforce Solutions operations located in St. Louis, Missouri and Charleston, South Carolina, as well as four buildings utilized by our Latin America operations located in Mexico City, Mexico, Sao Paulo, Brazil, and Asuncion, Paraguay. We also own 23.5 acres adjacent to the Alpharetta, Georgia data center.

For additional information regarding our obligations under leases, see Note 7 of the Notes to Consolidated Financial Statements in this report. We believe that suitable additional space will be available to accommodate our future needs.

ITEM 3. LEGAL PROCEEDINGS

California Bankruptcy Litigation. In consolidated actions filed in the U.S. District Court for the Central District of California, captioned Terri N. White, et al. v. Equifax Information Services LLC, Jose Hernandez v. Equifax Information Services LLC, Kathryn L. Pike v. Equifax Information Services LLC, and Jose L. Acosta, Jr., et al. v. Trans Union LLC, et al. , plaintiffs asserted that Equifax violated federal and state law (the FCRA, the California Credit Reporting Act and the California Unfair Competition Law) by failing to follow reasonable procedures to determine whether credit accounts are discharged in bankruptcy, including the method for updating the status of an account following a bankruptcy discharge. On August 20, 2008, the District Court approved a Settlement Agreement and Release providing for certain changes in the procedures used by defendants to record discharges in bankruptcy on consumer credit files. That settlement resolved claims for injunctive relief, but not plaintiffs’ claims for damages. On May 7, 2009, the District Court issued an order preliminarily approving an agreement to settle remaining class claims. The District Court subsequently deferred final approval of the settlement and required the settling parties to send a supplemental notice to those class members who filed a claim and objected to the settlement or opted out, with the cost for the re-notice to be deducted from the plaintiffs’ counsel fee award. Mailing of the supplemental notice was completed on February 15, 2011. The deadline for this group of settling plaintiffs to provide additional documentation to support their damage claims or to opt-out of the settlement was March 31, 2011. On July 15, 2011, following another approval hearing, the District Court approved the settlement. Several objecting plaintiffs subsequently filed notices of appeal to the U.S. Court of Appeals for the Ninth Circuit, which, on April 22, 2013, issued an order remanding the case to the District Court for further proceedings. On January 21, 2014, the District Court denied the objecting plaintiffs’ motion to disqualify counsel for the settling plaintiff and granted the motion of counsel for the settling plaintiffs’ to be appointed as interim lead class counsel. On May 1, 2014, the District Court granted the objecting plaintiffs motion for leave to file an interlocutory appeal from the January 21, 2014 Order and the objectors filed a petition for permission to appeal to the U.S. Court of Appeals for the Ninth Circuit. On July 9, 2014, the U.S. Court of Appeals for the Ninth Circuit granted the petition for permission to appeal. Briefing is complete and the oral argument occurred on November 5, 2015. The parties are awaiting a ruling from the Court of Appeals.

State Attorneys General Investigation. The Attorney General of the State of Mississippi commenced an investigation in July 2013 into certain business practices of the nationwide consumer reporting agencies (Equifax, Experian and TransUnion). We are cooperating with the Attorney General of Mississippi in the investigation. At this time, we are unable to predict the outcome of the Mississippi investigation, including whether it will result in any action or proceeding being brought against us.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Equifax’s common stock is traded on the New York Stock Exchange under the symbol “EFX.” As of January 31, 2016, Equifax had approximately 4,308 holders of record; however, Equifax believes the number of beneficial owners of common stock exceeds this number.

The table below sets forth the high and low sales prices per share of Equifax common stock, as reported on the New York Stock Exchange, for each quarter in the last two fiscal years and dividends declared per share:

	High Sales Price	Low Sales Price	Dividends (1)
	(In millions)
2015
First Quarter	$94.90	$79.62	$0.29
Second Quarter	$101.13	$91.61	$0.29
Third Quarter	$105.86	$90.94	$0.29
Fourth Quarter	$114.46	$96.22	$0.29

2014
First Quarter	$72.90	$66.97	$0.25
Second Quarter	$73.39	$64.75	$0.25
Third Quarter	$79.94	$72.00	$0.25
Fourth Quarter	$82.63	$69.04	$0.25

(1)
Equifax’s Senior Credit Facilities, as defined in Item 7 of this Form 10-K, restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if a default exists or would result according to the terms of the credit agreement.

Shareholder Return Performance Graph

The graph on the following page compares Equifax’s five-year cumulative total shareholder return with that of the Standard & Poor’s Composite Stock Index (S&P 500) and a peer group index, the Dow Jones U.S. General Financial Index. The graph assumes that value of the investment in our Common Stock and each index was $100 on the last trading day of 2010 and that all quarterly dividends were reinvested without commissions. Our past performance may not be indicative of future performance.

COMPARATIVE FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG EQUIFAX INC., S&P 500 INDEX, AND DOW JONES U.S. GENERAL FINANCIAL INDEX

	Fiscal Year Ended December 31,
	Initial	2011	2012	2013	2014	2015
Equifax Inc.	100.00	110.87	157.34	203.78	241.79	336.79
S&P 500 Index	100.00	102.11	118.45	156.82	178.29	180.75
DJ US General Financial Index	100.00	88.38	115.30	177.16	196.18	190.96

The table below contains information with respect to purchases made by or on behalf of Equifax of its common stock during the fourth quarter ended December 31, 2015:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1 - October 31, 2015	79,405	$—	—	$667,199,250
November 1 - November 30, 2015	1,130	$—	—	$667,199,250
December 1 - December 31, 2015	1,623	$—	—	$667,199,250
Total	82,158	$—	—	$667,199,250

(1)
The total number of shares purchased includes: (a) shares purchased pursuant to our publicly-announced share repurchase program, or Program; and (b) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options and vesting of restricted stock, totaling 79,405 shares for the month of October 2015, 1,130 shares for the month of November 2015 and 1,623 shares for the month of December 2015.

(2)	Average price paid per share for shares purchased as part of our Program (includes brokerage commissions).

(3)
Under the Program, we repurchased 2.1 million common shares during the twelve months ended December 31, 2015 for $196.3 million. At December 31, 2015, the amount authorized for future share repurchases under the Program was $667.2 million.

Information relating to compensation plans under which the Company’s equity securities are authorized for issuance is included in the section captioned “Equity Compensation Plan Information” in our 2016 Proxy Statement and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The table below summarizes our selected historical financial information for each of the last five years. The summary of operations data for the years ended December 31, 2015, 2014, 2013, and the balance sheet data as of December 31, 2015 and 2014, have been derived from our audited Consolidated Financial Statements included in this report. The summary of operations data for the years ended December 31, 2012 and 2011, and the balance sheet data as of December 31, 2013, 2012 and 2011, have been derived from our audited Consolidated Financial Statements not included in this report. The historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements in this report.

	Twelve Months Ended December 31,
	2015 (1)(2)	2014 (3)	2013(4)(5)	2012(6)(7)	2011(8)
	(In millions, except per share data)
Summary of Operations:
Operating revenue	$2,663.6	$2,436.4	$2,303.9	$2,073.0	$1,893.2
Operating expenses	1,969.7	1,798.2	1,692.7	1,593.0	1,424.6
Operating income	693.9	638.2	611.2	480.0	468.6
Consolidated income from continuing operations	434.8	374.0	341.5	275.3	238.8
Discontinued operations, net of tax (2)(7)	—	—	18.4	5.5	2.9
Net income attributable to Equifax	$429.1	$367.4	$351.8	$272.1	$232.9

Dividends paid to Equifax shareholders	$137.8	$121.2	$106.7	$86.0	$78.1
Diluted earnings per share
Net income from continuing operations attributable to Equifax	$3.55	$2.97	$2.69	$2.18	$1.86
Discontinued operations attributable to Equifax	—	—	0.15	0.04	0.02
Net income attributable to Equifax	$3.55	$2.97	$2.84	$2.22	$1.88
Cash dividends declared per share	$1.16	$1.00	$0.88	$0.72	$0.64
Weighted-average shares outstanding (diluted)	120.9	123.5	123.7	122.5	123.7

	As of December 31,
	2015 (1)(2)	2014 (3)	2013(4)(5)	2012(6)(7)	2011(8)
	(In millions)
Balance Sheet Data:
Total assets	$4,509.0	$4,661.0	$4,522.5	$4,505.9	$3,512.5
Short-term debt and current maturities	49.3	380.4	296.5	283.3	47.2
Long-term debt, net of current portion	1,145.9	1,145.7	1,145.5	1,447.4	966.0
Total debt, net	1,195.2	1,526.1	1,442.0	1,730.7	1,013.2
Total equity	2,350.4	2,234.6	2,341.0	1,959.2	1,722.1

(1)
In the first quarter of 2015, we recorded a $20.7 million restructuring charge ($13.2 million, net of tax) all of which was recorded in selling, general and administrative expenses on our Consolidated Statements of Income. This charge resulted from our continuing efforts to realign our internal resources to support the Company’s strategic objectives and increase the integration of our global operations. For additional information, see Note 13 of the Notes to Consolidated Financial Statements in this report.

(2)
During the second quarter of 2015, the management of Boa Vista Servicos S.A. ("BVS"), in which we hold a 15% cost method investment, updated the financial projections. The updated projections, along with the continued weakness in the Brazilian consumer and small commercial credit markets were considered indicators of impairment.As a result of these changes, and the associated near-term changes in cash flow expected from the business, we recorded a 46.0 million Brazilian Reais ($14.8 million) impairment of our investment.  For additional information, see Note 2 of the Notes to Consolidated Financial Statements in this report.

(3)
During the first quarter of 2014, we acquired 100% of the stock of TDX, a data, technology and services company in the United Kingdom that specializes in debt collections and recovery management through the use of analytics, data exchanges and technology platforms. The results of this acquisition have been included in our USIS and International operating segments subsequent to the acquisition. We also purchased Forseva, a provider of end-to-end, cloud-based credit-management software solutions. The results of this acquisition have been included in our USIS operating segment subsequent to the acquisition. For additional information about these acquisitions, see Note 4 of the Notes to Consolidated Financial Statements in this report.

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

(5)
During the fourth quarter of 2013, the management of BVS, in which we hold a 15% cost method investment, revised its near-term outlook and its operating plans to reflect reduced near-term market expectations for credit information services in Brazil and increased investment needed to achieve its strategic objectives.  As a result of these changes, and the associated near-term changes in cash flow expected from the business, we recorded a 40 million Brazilian Reais ($17.0 million) impairment of our original investment of 130 million Brazilian Reais.  For additional information, see Note 2 of the Notes to Consolidated Financial Statements in this report.

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

(7)
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

(8)
On May 31, 2011, we completed the merger of our Brazilian business with BVS in exchange for a 15% equity interest in BVS, which was accounted for as a sale and was deconsolidated.   BVS, an unrelated third-party whose results we do not consolidate, is the second largest consumer and commercial credit information company in Brazil.

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

Proposed Acquisition of Veda Group Limited

On November 21, 2015, we entered into a Scheme Implementation Deed (the "Agreement") to acquire Veda Group Limited ("Veda") for cash consideration of approximately $1.7 billion (2.4 billion Australian dollars) and debt assumed of approximately $188.4 million (261.5 million Australian dollars). We expect the transaction to close in the first quarter of 2016 and to finance the cash portion of the purchase price through a combination of cash on hand and new debt, including term loans, the 364-day Revolver and commercial paper. The terms of the new debt instruments are included in Note 6 to the Consolidated Financial Statements. The Agreement contains customary representations and warranties of the Company and Veda, as well as customary covenants and agreements, including, among others, covenants providing for Veda and each of its subsidiaries to conduct its business from the date of the Agreement to the closing of the Transaction in the ordinary course. The implementation of this binding agreement is subject to customary closing conditions, as well as shareholder and regulatory approvals in Australia and New Zealand, which have been completed.

Refer to Item 1A "Risk Factors" and Note 16 to the Consolidated Financial Statements for additional information on the proposed acquisition of Veda.

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

In 2015, the personal solutions business in the United Kingdom was consolidated into the North America Personal Solutions segment, which was reorganized into the Personal Solutions segment. Additionally in 2015, the direct to consumer reseller businesses in the U.S., Canada, and the United Kingdom were also consolidated into the Personal Solutions segment. These changes were driven by an enterprise wide strategy to maximize the penetration of our products and services in our targeted markets. We determined that market focus and operating efficiency could be further improved by reorganizing and consolidating the United States, Canada and the United Kingdom Personal Solutions and Direct to Consumer Reseller operating activities into one segment, Personal Solutions.

The Workforce Solutions segment consists of the Verification Services and Employer Services business lines. Verification Services revenue is transaction-based and is derived primarily from employment and income verification. Employer Services revenues are derived from our provision of certain human resources business process outsourcing services that include both transaction and subscription based product offerings. These services include unemployment claims management, employment-based tax credit services and other complementary employment-based transaction services, as well as our workforce analytics business including compliance with Affordable Care Act.

Personal Solutions revenue is both transaction and subscription based and is derived from the sale of credit monitoring and identity theft protection products, which we deliver electronically to consumers primarily via the internet in the U.S., Canada, and the U.K. We reach consumers directly and indirectly through partners.

Geographic Information. We currently operate in the following countries: Argentina, Brazil, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay, and the U.S. Our operations in the Republic of Ireland focus on data handling, software development and customer support activities. We have an investment in the second largest consumer and commercial credit information company in Brazil and offer consumer credit services in India and Russia through joint ventures. Of the countries we operate in, 77% of our revenue was generated in the U.S. during the twelve months ended December 31, 2015.

Key Performance Indicators.   Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. Key performance indicators for the twelve months ended December 31, 2015, 2014 and 2013, include the following:

	Key Performance Indicators Twelve Months Ended December 31,
	2015	2014	2013
	(In millions, except per share data)
Operating revenue	$2,663.6	$2,436.4	$2,303.9
Operating revenue change	9%	6%	11%
Operating income	$693.9	$638.2	$611.2
Operating margin	26.1%	26.2%	26.5%
Net income attributable to Equifax	$429.1	$367.4	$351.8
Diluted earnings per share from continuing operations	$3.55	$2.97	$2.69
Cash provided by operating activities	$742.1	$616.2	$569.0
Capital expenditures	$(150.7)	$(86.4)	$(83.3)

Business Environment and Company Outlook

Demand for our services tends to be correlated to general levels of economic activity and to consumer credit activity, both enhanced by our own initiatives to expand our products and markets served, and to small commercial credit and marketing activity. In 2016, in the United States, we expect modest growth in overall economic activity and consumer credit. Mortgage market originations are expected to be relatively flat to slightly down for the year. Internationally, the environment continues to be challenging as various countries address their particular political, fiscal and economic issues. In addition, weaker foreign exchange rates, compared to the prior year, will negatively impact both growth in revenue and profit when reported in U.S. dollars.

Over the long term, we expect that our ongoing investments in new product innovation, business execution, enterprise growth initiatives, technology infrastructure, and continuous process improvement will enable us to deliver long-term average organic revenue growth ranging between 6% and 8% with additional growth of 1% to 2% derived from strategic acquisitions consistent with our long-term business strategy. We also expect to grow earnings per share at a somewhat faster rate than revenue over time as a result of both operating and financial leverage.

RESULTS OF OPERATIONS —
TWELVE MONTHS ENDED DECEMBER 31, 2015, 2014 AND 2013

Consolidated Financial Results

Operating Revenue from Continuing Operations

	Twelve Months Ended December 31,			Change
				2015 vs. 2014		2014 vs. 2013
Operating Revenue	2015	2014	2013	$	%	$	%
	(In millions)
U.S. Information Solutions	$1,171.3	$1,079.9	$1,054.5	$91.4	8%	$25.4	2%
International	568.5	572.2	497.8	(3.7)	(1)%	74.4	15%
Workforce Solutions	577.7	490.1	474.1	87.6	18%	16.0	3%
Personal Solutions	346.1	294.2	277.5	51.9	18%	16.7	6%
Consolidated operating revenue	$2,663.6	$2,436.4	$2,303.9	$227.2	9%	$132.5	6%

Revenue for 2015 increased by 9% compared to 2014. This broad-based growth was organic, and was driven by revenue increases in mortgage, direct to consumer reseller, healthcare, government, and auto verticals. The effect of foreign exchange rates reduced revenue by $75.7 million or 3% in 2015 compared to 2014.

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

Operating Expenses

	Twelve Months Ended December 31,			Change
				2015 vs. 2014		2014 vs. 2013
Operating Expenses	2015	2014	2013	$	%	$	%
	(In millions)
Consolidated cost of services	$887.4	$844.7	$787.3	$42.7	5%	$57.4	7%
Consolidated selling, general and administrative expenses	884.3	751.7	715.8	132.6	18%	35.9	5%
Consolidated depreciation and amortization expense	198.0	201.8	189.6	(3.8)	(2)%	12.2	6%
Consolidated operating expenses	$1,969.7	$1,798.2	$1,692.7	$171.5	10%	$105.5	6%

Cost of Services.  Cost of services increased $42.7 million in 2015 compared to the prior year. The increase in cost of services, when compared to 2014, was due to the increase in production costs driven by higher revenues, as well as increases in people costs, and to a lesser extent an increase in professional services. The effect of changes in foreign exchange rates reduced cost of services by $25.3 million.

Cost of services increased $57.4 million in 2014 compared to the prior year. The increase in cost of services, when compared to 2013, was due primarily to the acquisition of TDX in the first quarter of 2014 and the 2013 acquisitions. The effect of changes in foreign exchange rates reduced cost of services by $7.7 million.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased $132.6 million in 2015 as compared to 2014.  The increase was principally due to increases in people costs, and to a lesser extent to increases in marketing expenses, professional fees, as well as litigation expenses. The increase was also due to the costs related to the realignment of internal resources of $20.7 million recorded in the first quarter of 2015. The impact of changes in foreign currency exchange rates decreased our selling, general and administrative expenses by $24.6 million.

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

Depreciation and Amortization.    Depreciation and amortization expense for 2015 were slightly lower compared to 2014, due to foreign currency fluctuations of $4.1 million.

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

Operating Income and Operating Margin

	Twelve Months Ended December 31,			Change
Operating Income and Operating Margin				2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$	%	$	%
	(In millions)
Consolidated operating revenue	$2,663.6	$2,436.4	$2,303.9	$227.2	9%	$132.5	6%
Consolidated operating expenses	1,969.7	1,798.2	1,692.7	171.5	10%	105.5	6%
Consolidated operating income	$693.9	$638.2	$611.2	$55.7	9%	$27.0	4%
Consolidated operating margin	26.1%	26.2%	26.5%		(0.1)pts		(0.3	)pts

Total company margin decreased slightly in 2015 due to the costs for the realignment of internal resources of $20.7 million and other increases in people costs. The decrease was mostly offset by the margin improvements of 290 basis points and 510 basis points in our USIS and Workforce Solutions segments, respectively.

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

Interest Expense and Other Income (Expense), net

	Twelve Months Ended December 31,			Change
				2015 vs. 2014		2014 vs. 2013
Consolidated Interest and Other Income (Expense), net	2015	2014	2013	$	%	$	%
	(In millions)
Consolidated interest expense	$(63.8)	$(68.6)	$(70.2)	$4.8	(7)%	$1.6	(2)%
Consolidated other income (expense), net	6.5	4.6	(10.6)	1.9	41%	15.2	143%

Average cost of debt	4.5%	4.3%	4.6%
Total consolidated debt, net, at year end	$1,195.2	$1,526.1	$1,442.0	$(330.9)	(22)%	$84.1	6%

Interest expense decreased in 2015, when compared to 2014, due to an overall decrease in our consolidated debt outstanding as of December 31, 2015. Our average cost of debt increased slightly in 2015 compared to the prior year, due to the higher ratio of higher interest debt and the low balance of low rate commercial paper outstanding.

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

The increase in other income (expense), net, in 2015 is due to the settlement of escrow amounts related to an acquisition from January 2014, and the gain on foreign currency options put in place as an economic hedge of Veda's purchase price, partially offset by impairment of our cost method investment in Brazil in the second quarter of 2015.

The increase in other income (expense), net, in 2014 is due to the impairment of our cost method investment in Brazil recorded in 2013, which did not recur in 2014. Other income (expense), net in 2014 also includes $7.0 million in foreign exchange losses related to dividends declared by our subsidiary in Argentina and losses incurred in repatriating these funds.  These losses were partially offset by an increase in our equity in the earnings of our Russian joint venture.

Income Taxes

	Twelve Months Ended December 31,			Change
				2015 vs. 2014		2014 vs. 2013
Provision for Income Taxes	2015	2014	2013	$	%	$	%
	(In millions)
Consolidated provision for income taxes	$(201.8)	$(200.2)	$(188.9)	$(1.6)	1%	$(11.3)	6%
Effective income tax rate	31.7%	34.9%	35.6%

Overall, our effective tax rate was 31.7% for 2015, down from 34.9% for the same period in 2014. The 2015 rate benefited by 2% due to international related items specifically the increased recognition of foreign tax credits and the permanent item associated with the settlement of escrows related to past acquisitions, and 1.4% due to the state law changes.

Overall, our effective tax rate was 34.9% for 2014, down from 35.6% for the same period in 2013.  The 2014 rate benefited by 1.1% as compared to the 2013 rate due to the favorable impact of 2014 international, permanent and discrete items.  The 2014 effective rate increased by 0.4% as compared to 2013 due to increases in state income tax rates, which became effective or enacted in 2014.

Net Income

	Twelve Months Ended December 31,			Change
				2015 vs. 2014		2014 vs. 2013
Net Income	2015	2014	2013	$	%	$	%
	(In millions, except per share amounts)
Consolidated operating income	$693.9	$638.2	$611.2	$55.7	9%	$27.0	4%
Consolidated other expense, net	(57.3)	(64.0)	(80.8)	6.7	(10)%	16.8	(21)%
Consolidated provision for income taxes	(201.8)	(200.2)	(188.9)	(1.6)	1%	(11.3)	6%
Consolidated net income from continuing operations	434.8	374.0	341.5	60.8	16%	32.5	10%
Discontinued operations, net of tax	—	—	18.4	—	—%	(18.4)	(100)%
Net income attributable to noncontrolling interests	(5.7)	(6.6)	(8.1)	0.9	(14)%	1.5	(19)%
Net income attributable to Equifax	$429.1	$367.4	$351.8	$61.7	17%	$15.6	4%
Diluted earnings per share
Net income from continuing operations attributable to Equifax	$3.55	$2.97	$2.69	$0.58	20%	$0.28	10%
Discontinued operations attributable to Equifax	—	—	0.15	—	—%	(0.15)	(100)%
Net income attributable to Equifax	$3.55	$2.97	$2.84	$0.58	20%	$0.13	5%
Weighted-average shares used in computing diluted earnings per share	120.9	123.5	123.7

Consolidated net income from continuing operations increased by $60.8 million, or 16%, in 2015 compared to 2014 due to increased operating income in our USIS and Workforce Solutions businesses. This increase was partially offset by declines due to foreign exchange rates that impacted the International operating segment, declines in the Personal Solutions operating segment, as well as increased corporate expenses due significantly to the realignment of our internal resources, and increases in people costs.

Consolidated net income from continuing operations increased by $32.5 million, or 10%, in 2014 compared to 2013 due to increased operating income in our USIS, Workforce Solutions and Personal Solutions operating segments, and a lower effective income tax rate, partially offset by declines in the International operating segment. The increase in net income attributable to Equifax for 2014, as compared to the prior year, was partially offset by the absence of earnings from the discontinued operations, including a gain on the disposition of those operations, which benefited the prior year period.

Segment Financial Results

U.S. Information Solutions

	Twelve Months Ended December 31,			Change
U.S. Information Solutions				2015 vs. 2014			2014 vs. 2013
	2015	2014	2013	$	%		$	%
	(In millions)
Operating revenue:
Online Information Solutions	$842.1	$779.5	$743.9	$62.6	8%		$35.6	5%
Mortgage Solutions	124.1	105.7	114.3	18.4	17%		(8.6)	(8)%
Financial Marketing Services	205.1	194.7	196.3	10.4	5%		(1.6)	(1)%
Total operating revenue	$1,171.3	$1,079.9	$1,054.5	$91.4	8%		$25.4	2%
% of consolidated revenue	44%	44%	46%
Total operating income	$491.2	$421.0	$401.3	$70.2	17%		$19.7	5%
Operating margin	41.9%	39.0%	38.1%		2.9	pts		0.9pts

U.S. Information Solutions revenue increased 8% in 2015 as compared to the prior year. USIS realized solid growth from our mortgage business, as well as continued revenue growth in the automotive and financial services verticals.

U.S. Information Solutions revenue increased 2% in 2014 as compared to the prior year. Solid growth from strategic product and market penetration as well as pricing initiatives were partially offset by the expected decline in mortgage market activity compared to the first half of 2013 when mortgage refinancing activity was still high.

 Online Information Solutions.   Revenue for 2015 increased 8% when compared to the prior year, due to higher average revenue per unit and increased volumes to mortgage resellers, auto, and other resellers. Revenue also benefited from growth in identity and fraud solutions.

Revenue for 2014 increased 5% when compared to the prior year, due to increased volumes in the financial services and auto verticals. These increases were partially offset by lower average unit revenue due to a less favorable mix of business, primarily mortgage resellers. The period also benefited from growth in our identity and fraud solutions business.

Mortgage Solutions.   Revenue increased 17% in 2015 when compared to prior year, driven by a strong market for refinancing and purchase activity, as well as growth from other mortgage product offerings.

Revenue decreased 8% in 2014 when compared to prior year due primarily to the expected lower mortgage refinancing activity.

Financial Marketing Services.   Revenue increased 5% in 2015 as compared to 2014. The increases were driven by growth in our credit marketing services due to increased demand from financial services customers.

Revenue decreased 1% in 2014 as compared to 2013. The decline was driven by one-time revenue recognized in 2013 related to the collection of amounts billed in 2012 which did not recur in 2014. The decline is partially offset by strong growth in our customer base for our wealth-based consumer information services products.

U.S. Information Solutions Operating Margin.   USIS operating margin increased to 41.9% in 2015 as compared to 2014 of 39.0%. Margin expansion resulted from strong revenue growth and product mix. USIS operating margin increased to 39.0% in 2014 as compared to 2013 of 38.1%. Margin expansion resulted from realized synergies related to our CSC Credit Services Acquisition completed at the end of 2012 including certain transitional expenses in 2013 that did not recur in 2014. The increase in margin for 2014 was partially offset by a third quarter 2014 settlement of a legal dispute over certain software license agreements of $7.9 million.

International

	Twelve Months Ended December 31,			Change
				2015 vs. 2014		2014 vs. 2013
International	2015	2014	2013	$	%	$	%
	(In millions)
Operating revenue:
Europe	$246.5	$242.4	$160.2	$4.1	2%	$82.2	51%
Latin America	$199.6	$192.2	$194.3	$7.4	4%	$(2.1)	(1)%
Canada	122.4	137.6	143.3	(15.2)	(11)%	(5.7)	(4)%
Total operating revenue	$568.5	$572.2	$497.8	$(3.7)	(1)%	$74.4	15%
% of consolidated revenue	21%	23%	22%
Total operating income	$113.5	$121.0	$145.3	$(7.5)	(6)%	$(24.3)	(17)%
Operating margin	20.0%	21.1%	29.2%		(1.1)pts		(8.1)pts

International revenue decreased by 1% in 2015 as compared to 2014. Local currency international revenue increased by 12% in 2015 as compared to prior year, as a result of growth across many geographies, including solid growth in Argentina and the U.K., compared to prior year. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $70.5 million, or 13%.

International revenue increased by 15% in 2014 as compared to 2013. Local currency international revenue increased by 22% in 2014 as compared to prior year. Local currency revenue grew 17% as a result of our first quarter 2014 acquisition of TDX and our fourth quarter 2013 acquisitions in Paraguay and Mexico. Local currency revenue increased 5% due to organic growth across the geographies, primarily the U.K., Argentina, and Canada. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $35.6 million, or 7%.

Europe.   Local currency revenue growth was 12% in 2015 primarily due to increased revenue in the U.K. across most verticals. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $25.8 million, or 10%, for 2015. Reported revenue increased 2% in 2015.

Local currency revenue growth was 44% in 2014 primarily due to the acquisition of TDX in the first quarter of 2014 which represented 39 percentage points of the growth in 2014. The remaining 5 percentage points of the growth were driven by increased revenue in the U.K. across most product segments, despite continued challenging economic conditions. Local currency fluctuations against the U.S. dollar positively impacted revenue by $11.7 million, or 7%, for 2014. Reported revenue increased 51% in 2014.

Latin America. Local currency revenue increased 17% in 2015 driven by core organic growth primarily in Argentina. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $25.5 million, or 13%, in 2015, most notably due to depreciation in the foreign exchange rate of the Argentine peso and the Chilean peso. Reported revenue increased 4% in 2015.

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

Canada.   Local currency revenue increased 3% in 2015 compared to 2014, primarily due to growth within information and analytical services. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $19.2 million, or 14%, in 2015. Reported revenue decreased 11% in 2015.

 Local currency revenue increased 3% in 2014 compared to 2013, primarily due to new customers within marketing and decision solutions, as well as, growth in information services.  Local currency fluctuations against the U.S. dollar negatively impacted revenue by $9.9 million, or 7%, in 2014. Reported revenue decreased 4% in 2014.

International Operating Margin.   Operating margin decreased to 20.0% in 2015 as compared to 21.1% in 2014. The decline primarily resulted from geographic and product mix, regionalization efforts, and investments in the U.K. Operating margin decreased in 2014 as compared to 2013 due to recent acquisitions, including increased acquisition-related amortization expense of $23.3 million in 2014, related to the recent acquisitions. The declines in margin were also a result of inflation-driven pressures on margin in Argentina.

Workforce Solutions

	Twelve Months Ended December 31,			Change
				2015 vs. 2014			2014 vs. 2013
Workforce Solutions	2015	2014	2013	$	%		$	%
	(In millions)
Operating Revenue:
Verification Services	$364.4	$292.6	$279.3	$71.8	25%		$13.3	5%
Employer Services	213.3	197.5	194.8	15.8	8%		2.7	1%
Total operating revenue	$577.7	$490.1	$474.1	$87.6	18%		$16.0	3%
% of consolidated revenue	22%	20%	21%
Total operating income	$218.8	$160.7	$142.6	$58.1	36%		$18.1	13%
Operating margin	37.9%	32.8%	30.1%		5.1	pts		2.7	pts

Verification Services.   Revenue increased 25% in 2015 compared to prior year, due to strong growth in mortgage, auto, pre-employment screening and government verticals, and continued addition of new records to The Work Number database.

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

Employer Services.   Revenue grew 8% in 2015, as compared to 2014. Revenue growth was due to continued higher employment based tax credit activity due to the delayed approval of the Federal Work Opportunity Tax Credit program for 2014, as well as growth in our employer-based compliance solutions and workforce analytics business.

Revenue grew 1% in 2014, as compared to 2013. Revenue growth was due to growth in our transaction-based services business and workforce analytics business. The growth in 2014 was partially offset by lower unemployment claims activity and a decline in revenue related to the non-renewal of the Federal Work Opportunity Tax Credit program in 2014.

Workforce Solutions Operating Margin.   Operating margin increased 510 basis points to 37.9% in 2015 as compared to 32.8% in 2014. Margin expansion in 2015 was driven by product mix, as well as strong revenue growth in 2015. Operating margin for 2014 increased to 32.8% compared to 30.1% in prior year. Margin expansion in 2014 was driven by a higher mix of high margin business compared to 2013, as well as cost management initiatives executed during the year. Margin improvement was also driven by lower acquisition-related amortization due to certain purchased intangible assets related to our TALX Corporation acquisition in 2007 that became fully amortized during the second quarter of 2013.

Personal Solutions

	Twelve Months Ended December 31,			Change
Personal Solutions				2015 vs. 2014			2014 vs. 2013
	2015	2014	2013	$	%		$	%
	(In millions)
Total operating revenue	$346.1	$294.2	$277.5	$51.9	18%		$16.7	6%
% of consolidated revenue	13%	12%	12%
Total operating income	$95.2	$93.4	$79.3	$1.8	2%		$14.1	18%
Operating margin	27.5%	31.8%	28.6%		(4.3	)pts		3.2	pts

Revenue increased 18% for 2015, as compared to prior year. Local currency revenue grew 19% in 2015, principally due to the growth of direct to consumer reseller revenue, and to a lesser extent, due to consumer direct revenue growth in the U.K. and the U.S. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $5.2 million, or 1%, for 2015. Operating margin decreased in 2015 to 27.5% as compared 31.8% in prior year, due to higher technology and marketing expenses.

Revenue increased 6% for 2014, as compared to prior year. Local currency revenue grew 6% principally due to the growth in Canada and the U.K. consumer direct revenue, and to a lesser extent, in the U.S. consumer direct revenue. This growth was partially offset by declines in consumer reseller revenue. Local currency fluctuations against the U.S. dollar positively impacted revenue by $0.7 million, or less than 1%, for 2014. Operating margin increased in 2014 to 31.8% as compared to 28.6% in prior year, as increased salaries, legal expenses and acquisition-related amortization due to the acquisition of TrustedID in the third quarter of 2013 was more than offset by lower marketing expenses.

General Corporate Expense

	Twelve Months Ended December 31,			Change
				2015 vs. 2014		2014 vs. 2013
General Corporate Expense	2015	2014	2013	$	%	$	%
	(In millions)
General corporate expense	$224.8	$157.9	$157.3	$66.9	42%	$0.6	—%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, including shared services, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance. General corporate expense increased $66.9 million in 2015, of which $20.7 million relates to the realignment of internal resources in the first quarter of 2015, and increases in people costs, and to a lesser extent to increases in professional fees, as well as litigation expenses.

General corporate expense in 2014 was comparable to 2013.

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

Sources and Uses of Cash

Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity. We expect that funds generated from results of operations will be sufficient to finance our anticipated working capital and other cash requirements (such as capital expenditures, interest payments, debt payments, potential pension funding contributions and dividend payments) for the foreseeable future. In the event that credit market conditions were to deteriorate, we would rely more heavily on borrowings from the Senior Credit Facility, as described below. On November 21, 2015, the Company refinanced the existing unsecured revolving credit facility of $750.0 million set to expire on December 19, 2017, and entered into a new Credit Agreement (the “Senior Credit Facility”). The Senior Credit Facility includes a revolving credit facility of $900.0 million ("Revolver") and a delayed draw term loan of $800.0 million ("Term Loan Facility"), with maturity dates of November 21, 2020 and November 21, 2018, respectively, with an option to extend the maturity of the revolving credit facility by an additional two years. The Senior Credit Facility allows the Company to request incremental loans of up to $300.0 million.  Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. Availability of the Senior Credit Facility for borrowings is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding principal amount of our commercial paper notes. Additionally, the Company entered into an $800.0 million 364-day revolving credit facility on November 21, 2015 (the “364-Day Revolver” and together with the Revolver and the Term Loan Facility, the “Senior Credit Facilities”). The 364-Day Revolver has a maturity date of November 19, 2016. The commitments under the Term Loan Facility and the 364-Day Revolver will be funded following the shareholder and court approval. Refer to Note 16 for further discussion. The Term Loan Facility and the 364-Day Revolver provide that the Company may, upon notice to the administrative agent, terminate or permanently reduce any class of commitments. Commitments with respect to the 364-Day Revolver will also be reduced on a dollar-for-dollar basis to the extent the Company issues other senior indebtedness. The Company plans to replace some of the Senior Credit Facilities with senior notes in the future.

At December 31, 2015, $852.3 million was available to borrow under our Senior Credit Facility. Our Senior Credit Facility does not include a provision under which lenders could refuse to allow us to borrow under this facility in the event of a material adverse change in our financial condition, as long as we are in compliance with the covenants contained in the lending agreement.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the twelve months ended December 31, 2015, 2014 and 2013:

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In millions)
Operating activities	$742.1	$616.2	$569.0	$125.9	$47.2
Investing activities	$(147.8)	$(429.3)	$(136.3)	$281.5	$(293.0)
Financing activities	$(612.0)	$(283.4)	$(333.1)	$(328.6)	$49.7

Operating Activities

Cash provided by operating activities for 2015 increased by $125.9 million over the prior year, due to $75.6 million growth in Net Income, adjusted for the Brazil impairment, and improvements in working capital, notably an increase in current liabilities related to current payables, incentives and unearned income.

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

Fund Transfer Limitations.   The ability of certain of our subsidiaries and associated companies to transfer funds to us is limited, in some cases, by certain restrictions imposed by foreign governments, such as Argentina; these restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends. We currently hold $86.8 million of cash in our foreign subsidiaries.

Investing Activities

	Twelve Months Ended December 31,			Change
Net cash used in:	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In millions)
Capital expenditures	$(146.2)	$(86.4)	$(83.3)	$(59.8)	$(3.1)

Our capital expenditures are used for developing, enhancing and deploying new and existing software in support of our expanding product set, replacing or adding equipment, updating systems for regulatory compliance, licensing of standard software applications, investing in system reliability, security and disaster recovery enhancements, and updating or expanding our office facilities.

Capital expenditures in 2015 increased from 2014, as we are continuing to invest in new products and technology infrastructure. Capital expenditures in 2014 were comparable to 2013.

Acquisitions, Divestitures and Investments

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In millions)
Acquisitions, net of cash acquired	$(4.4)	$(341.0)	$(91.4)	$336.6	$(249.6)
Cash received from divestitures	$2.9	$0.6	$47.5	$2.3	$(46.9)
Investment in unconsolidated affiliates, net	$(0.1)	$(2.5)	$(9.1)	$2.4	$6.6

2015 Acquisitions and Investments. During the first quarter of 2015, we acquired a 75% equity interest investment in a debt collections and recovery management venture in the U.K., as more fully described in Note 1. During the third quarter of 2015, we received $2.9 million proceeds from the escrow related to a past disposition. We did not make significant investments in unconsolidated affiliates during 2015.

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

2013 Acquisitions and Investments.   During the third quarter of 2013, we acquired TrustedID, a direct-to-consumer identity protection business that is included as part of our Personal Solutions business unit. During the fourth quarter of 2013, we completed two acquisitions in Paraguay and Mexico in the Latin America region of our International segment.

In the first quarter of 2013, we divested of two non-strategic business lines, as discussed above, for a total of $47.5 million. $3.5 million of the proceeds of the sale of Talent Management Services was placed into an escrow account and was released to us in 2015 and 2014.  We also divested of three other small non-strategic operations.

We invested $8.0 million in our joint ventures in 2013 to increase our percentage ownership interest in Russia, and as a general capital call in India, as well as $1.1 million in another international entity.

For additional information about our acquisitions, see Note 4 of the Notes to Consolidated Financial Statements in this report.

Financing Activities

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In millions)
Net short-term borrowings (repayments)	$(331.0)	$379.9	$(267.3)	$(710.9)	$647.2
Payments on long-term debt	$—	$(290.0)	$(15.0)	$290.0	$(275.0)
Debt issuance costs	$(4.9)	$—	$(0.8)	$(4.9)	$0.8

Credit Facility Availability.   Our principal unsecured revolving credit facility with a group of banks, which we refer to as the Revolver, permits us to borrow up to $900.0 million through November 2020. The Revolver may be used for general corporate purposes. Availability of the Revolver for borrowings is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding principal amount of our commercial paper (CP) notes.

Our $900.0 million CP program has been established to allow for borrowing through the private placement of CP with maturities ranging from overnight to 397 days. We may use the proceeds of CP for general corporate purposes. The CP program is supported by our Revolver and, pursuant to our existing Board of Directors authorization, the total amount of CP which may be issued is reduced by the amount of any outstanding borrowings under our Revolver.

At December 31, 2015, the Company had $47.2 million of CP and $0.5 million of letters of credit outstanding, and there were no borrowings outstanding under the Revolver. At December 31, 2015, a total of $852.3 million was available under the Revolver.

At December 31, 2015, approximately 96% of our debt was fixed rate and 4% was effectively variable rate. Our variable-rate debt consists of our issued commercial paper, which bears short-term interest rates based on the CP market for investment grade issuers. The interest rates reset periodically, depending on the terms of the respective financing arrangements. At December 31, 2015, interest rates on our variable-rate debt ranged from 0.65% to 0.75%.

The obligations of the lenders to fund the Term Loan Facility and the 364-Day Revolver are subject to certain conditions, including the approval by Veda shareholders of the acquisition and the nonoccurence of a material adverse change related to Veda. Refer to Note 16 for further discussion.

Borrowing and Repayment Activity.   Net short-term borrowings (repayments) primarily represent borrowings or repayments of outstanding amounts under our CP program. We primarily borrow under our CP program, as needed and availability allows.

The decrease in net short-term (repayments) borrowings primarily relates the net activity of CP notes in 2015, and reflects the increase in cash flow from operations as well as no material acquisitions entered into during the year. The increase in net short-term borrowings (repayments) in 2014 primarily reflects the borrowing of CP notes in the first quarter of 2014 to fund the acquisition of TDX, as well as the 2014 pay-off of our $15.0 million 7.34% Notes and $275.0 million 4.45% Senior Notes, outstanding at December 31, 2013, with borrowings under our CP program.

The increase in payments on long-term debt in 2014 reflects the pay-off of our $15.0 million 7.34% Notes and $275.0 million 4.45% Senior Notes, outstanding at December 31, 2013, with borrowings under our CP program.

The increase in debt issuance costs in 2015 reflects the debt issuance costs paid in connection with the new Senior Credit Facilities entered into in November 2015.

Debt Covenants.   The outstanding indentures and comparable instruments contain customary covenants including, for example, limits on secured debt and sale/leaseback transactions. In addition, the Senior Credit Facilities requires us to maintain a maximum leverage ratio of not more than 3.5 to 1.0, and limits the amount of subsidiary debt. The Company's leverage ratio was 1.26 at December 31, 2015. None of these covenants are considered restrictive to our operations and, as of December 31, 2015, the Company was in compliance with all of our debt covenants.

The Company does not have any credit rating triggers that would accelerate the maturity of a material amount of the outstanding debt; however, the 6.3% Senior Notes due 2017, 3.3% Senior Notes due 2022 and 7.0% Senior Notes due 2037 (together, the “Senior Notes”) contain change in control provisions. If the Company experiences a change of control or publicly announce the Company's intention to effect a change of control and the rating on the senior notes is lowered by Standard & Poor’s, or S&P, and Moody’s Investors Service, or Moody’s, below an investment grade rating within 60 days of such change of control or notice thereof, then the Company will be required to offer to repurchase the senior notes at a price equal to 101% of the aggregate principal amount of the senior notes plus accrued and unpaid interest.

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

Long-term ratings of BBB- and Baa3 or better by S&P and Moody’s, respectively, reflect ratings on debt obligations that fall within a band of credit quality considered to be “investment grade”. At December 31, 2015, the long-term ratings for our obligations were BBB+ and Baa1, which are consistent with the ratings and outlooks which existed at December 31, 2014. A downgrade in our credit rating would increase the cost of borrowings under our CP program and credit facilities, and could limit, or in the case of a significant downgrade, preclude our ability to issue CP. If our credit ratings were to decline to lower levels, we could experience increases in the interest cost for any new debt. In addition, the market’s demand for, and thus our ability to readily issue, new debt could become further affected by the economic and credit market environment.

For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 6 of the Notes to Consolidated Financial Statements in this report.

Equity Transactions

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In millions)
Treasury stock purchases	$(196.3)	$(301.6)	$(11.9)	$105.3	$(289.7)
Dividends paid to Equifax shareholders	$(137.8)	$(121.2)	$(106.7)	$(16.6)	$(14.5)
Dividends paid to noncontrolling interests	$(6.4)	$(7.9)	$(10.5)	$1.5	$2.6
Proceeds from exercise of stock options	$34.4	$39.7	$47.8	$(5.3)	$(8.1)
Excess tax benefits from stock-based compensation plans	$30.0	$17.7	$14.6	$12.3	$3.1
Contributions from noncontrolling interests	$—	$—	$16.7	$—	$(16.7)

Sources and uses of cash related to equity during the twelve months ended December 31, 2015, 2014 and 2013 were as follows:

•
Under share repurchase programs authorized by our Board of Directors, we repurchased 2.1 million, 3.9 million, and 0.2 million common shares during the twelve months ended December 31, 2015, 2014 and 2013, respectively, for $196.3 million, $301.6 million and $11.9 million, respectively, at an average price per common share of $94.97, $76.55 and $59.74, respectively. As of December 31, 2015, under the existing board authorization, the Company is approved for additional stock repurchases valued at $667.2 million.

•
During the twelve months ended December 31, 2015, 2014 and 2013, we paid cash dividends to Equifax shareholders of $137.8 million, $121.2 million and $106.7 million, respectively, at $1.16 per share for 2015, $1.00 per share for 2014 and $0.88 per share for 2013.

Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual obligations and commitments as of December 31, 2015. The table excludes commitments that are contingent based on events or factors uncertain at this time. Some of the excluded commitments are discussed below the footnotes to the table.

	Payments due by
	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
	(In millions)
Debt (1)	$1,196.8	$49.3	$272.5	$—	$875.0
Operating leases (2)	138.5	21.2	32.0	24.6	60.7
Data processing, outsourcing agreements and other purchase obligations (3)	74.2	52.6	18.0	3.2	0.4
Other long-term liabilities (4) (6)	110.5	7.1	15.1	12.8	75.5
Interest payments (5)	625.2	60.1	93.9	85.2	386.0
	$2,145.2	$190.3	$431.5	$125.8	$1,397.6

(1)
The amounts are gross of unamortized discounts totaling $(1.6) million at December 31, 2015. Total debt on our Consolidated Balance Sheets is net of the unamortized discounts and fair value adjustments. There were no fair value adjustments to our debt at December 31, 2015.

(2)	Our operating lease obligations principally involve office space and equipment, which include the ground lease associated with our headquarters building that expires in 2048.

(3)
These agreements primarily represent our minimum contractual obligations for services that we outsource associated with our computer data processing operations and related functions, and certain administrative functions. These agreements expire between 2016 and 2023.

(4)
These long-term liabilities primarily relate to obligations associated with certain pension, postretirement and other compensation-related plans, some of which are discounted in accordance with U.S. generally accepted accounting principles, or GAAP. We made certain assumptions about the timing of such future payments. In the table above, we have not included amounts related to future pension plan obligations, as such required funding amounts beyond 2016 have not been deemed necessary due to our current expectations regarding future plan asset performance.

(5)
For future interest payments on variable-rate debt, which are generally based on a specified margin plus a base rate (LIBOR) or on CP rates for investment grade issuers, we used the variable rate in effect at December 31, 2015 to calculate these payments. Our variable rate debt at December 31, 2015, consisted of CP. Future interest payments related to our Senior Credit Facility and our CP program are based on the borrowings outstanding at December 31, 2015 through their respective maturity dates, assuming such borrowings are outstanding until that time. The variable portion of the rate at December 31, 2015 ranged from 0.65% to 0.75% for all of our variable-rate debt. Future interest payments may be different depending on future borrowing activity and interest rates.

(6)
This table excludes $24.6 million of unrecognized tax benefits, including interest and penalties, as we cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities.

Off-Balance Sheet Transactions

On November 21, 2015, we entered into the Agreement to acquire Veda for a cash consideration of approximately $1.7 billion (2.4 billion Australian dollars) and debt assumed of approximately $188.4 million (261.5 million Australian dollars). We expect the transaction to close in the first quarter of 2016. The transaction is subject to customary closing conditions, as disclosed above.

Refer to Item 1A "Risk Factors" and Note 16 to the Consolidated Financial Statements for additional information on the proposed acquisition of Veda.

We do not engage in off-balance sheet financing activities.

Pursuant to the terms of certain industrial revenue bonds, we have transferred title to certain of our fixed assets with total costs of $108.5 million and $92.3 million, as of December 31, 2015 and 2014, respectively, to a local governmental authority in the U.S. to receive a property tax abatement related to economic development. The title to these assets will revert back to us upon retirement or cancellation of the applicable bonds. These fixed assets are still recognized on the Company’s Consolidated Balance Sheets as all risks and rewards remain with the Company.

Letters of Credit and Guarantees

We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit was not material at December 31, 2015, and all have a remaining maturity of one year or less. Guarantees are issued from time to time to support the needs of our operating units. The maximum potential future payments we could be required to make under the guarantees is not material at December 31, 2015.

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

At December 31, 2015, the USRIP met or exceeded ERISA’s minimum funding requirements. During the twelve months ended December 31, 2015 and 2014, we did not make any contributions to the USRIP.  We contributed $0.2 million and $1.2 million to the CRIP during the twelve months ended December 31, 2015 and 2014, respectively. In the future, we will make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and liquidity needs. We believe additional funding contributions, if any, would not prevent us from continuing to meet our liquidity needs, which are primarily funded from cash flows generated by operating activities, available cash and cash equivalents, and our credit facilities.

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

Deferred revenue consists of amounts billed and collected in excess of revenue recognized on sales relating generally to the deferral of subscription fees and arrangement consideration from elements not meeting the criteria for having stand-alone value discussed above. Deferred revenues are subsequently recognized as revenue in accordance with our revenue recognition policies.

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

Goodwill and Indefinite-Lived Intangible Assets

We review goodwill and indefinite lived intangible assets for impairment annually (as of September 30) and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance or trends, competition, or sale or disposition of a significant portion of a reporting unit. We have seven reporting units comprised of U.S. Information Solutions (which includes part of Online Information Solutions, Mortgage Solutions and Financial Marketing Services), Europe, Latin America, Canada, Personal Solutions, Verification Services, and Employer Services. Based on the Company's enterprise-wide strategy, we've consolidated the Identity Management reporting unit with the U.S. Information Solutions reporting unit in 2015. We performed goodwill impairment tests prior to and following the consolidation for USIS and Identity Management reporting units, which resulted in no impairment.

The goodwill balance at December 31, 2015, for our seven reporting units was as follows:

December 31,
2015
(In millions)
U.S. Information Solutions	$1,071.3
Europe	187.3
Latin America	222.1
Canada	32.1
Personal Solutions	150.6
Verification Services	738.6
Employer Services	169.0
Total goodwill	$2,571.0

Qualitative Assessments

We performed a qualitative assessment to determine whether further impairment testing was necessary for all of our reporting units. In this qualitative assessment, we considered the following items for each of the reporting units: macroeconomic conditions, industry and market conditions, overall financial performance and other entity specific events. In addition, for each of these reporting units, the most recent fair value determination resulted in an amount that exceeded the carrying amount of the reporting units. Based on these assessments, we determined the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is not more likely than not. As a result of our conclusions, no further testing was required for all of our reporting units.

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

We also use our judgment to determine whether it is more likely than not that we will sustain positions that we have taken on tax returns and, if so, the amount of benefit to initially recognize within our financial statements. We review our uncertain tax positions and adjust our unrecognized tax benefits in light of changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. These adjustments to our unrecognized tax benefits may affect our income tax expense. Settlement of uncertain tax positions may require use of our cash. At December 31, 2015, $24.6 million was recorded for uncertain tax benefits, including interest and penalties, of which it is reasonably possible that up to $9.4 million of our unrecognized tax benefit may change within the next twelve months.

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

During 2015 we adopted the new generational projection scale with MP-2015 in determining the liability for the U.S. pensions plan. This updated scale, along with the change in the discount rate, contributed to the decrease in the projected benefit obligation as of December 31, 2015.

During 2014, the we adopted the new RP-2014 mortality tables and generational projection scale with MP-2014 in determining the liability for the U.S. pensions plan. This new table, along with the change in the discount rate, contributed to the increase in the projected benefit obligation as of December 31, 2014.

Judgments and uncertainties — We believe that the most significant assumptions related to our net periodic benefit cost are (1) the discount rate and (2) the expected return on plan assets, in each case as it relates to our U.S. pension plan. Our Canadian plan is not significant, and the impact of changes in assumptions for that plan is not material.

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

The expected rate of return on plan assets is based on both our historical returns and forecasted future investment returns by asset class, as provided by our external investment advisor. In 2015, the U.S. pension plan investment losses of 1.1% were below the expected return of 7.5% for the second time in seven years. The expected return for the USRIP for 2016 is at 7.25%, which is a reduction from the rate used for 2015. The CRIP earned 2.9% in 2015 which was below its expected return of 6.75% for the second time in seven years. The expected return for the CRIP for 2016 is at 6.0%, which is a reduction from the rate used for 2015. The CRIP has a lower expected return due to a higher asset allocation to fixed income securities. Our weighted-average expected rate of return for both plans for 2016 is 7.12% which is slightly lower than the 2015 expected rate.

Annual differences, if any, between the expected and actual returns on plan assets are included in unrecognized net actuarial gain or loss, a component of other comprehensive income. In calculating the annual amortization of the unrecognized net actuarial gain or loss, we use a market-related value of assets that smooths actual investment gains and losses on plan assets over a period up to five years. The resulting unrecognized net actuarial gain or loss amount is recognized in net periodic pension expense over the average remaining life expectancy of the participant group since almost all participants are inactive.  The market-related value of our assets was $543.3 million at December 31, 2015. We do not expect our 2016 net periodic benefit cost, which includes the effect of the market-related value of assets, to be materially different than our 2015 cost. See Note 11 of the Notes to the Consolidated Financial Statements for details on changes in the pension benefit obligation and the fair value of plan assets.

Effect if actual results differ from assumptions — We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that are used in our actuarial valuations. Adjusting our weighted-average expected long-term rate of return (7.12% at December 31, 2015) by 50 basis points would change our estimated pension expense in 2016 by approximately $2.7 million. Adjusting our weighted-average discount rate (4.86% at December 31, 2015) by 50 basis points would change our estimated pension expense in 2016 by approximately $0.4 million. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in pension expense that could be material.

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

For the year ended December 31, 2015, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2015 would have increased our revenue by $52.9 million and our pre-tax operating profit by $17.9 million. For the year ended December 31, 2014, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2014 would have increased our revenue by $54.0 million and our pre-tax operating profit by $18.1 million. A 10% stronger U.S. dollar would have resulted in similar decreases to our revenue and pre-tax operating profit for 2015 and 2014.

On average across our mix of international businesses, foreign currencies at December 31, 2015, were weaker against the U.S. dollar than the average foreign exchange rates that prevailed across the full year 2015.  As a result, if foreign exchange rates were unchanged throughout 2016, foreign exchange translation would reduce growth as reported in U.S. dollars.  As foreign exchange rates change daily, there can be no assurance that foreign exchange rates will remain constant throughout 2016, and rates could go either higher or lower.

The Veda cash consideration of approximately $1.7 billion (2.4 billion Australian dollars) is denominated in Australian dollars and as such subject to fluctuations related to the exchange rate of the Australian dollar. A $0.01 increase or decrease in the exchange rate of the Australian dollar results in a $24.2 million increase or decrease in the acquisition price. In December 2015, in anticipation of the Veda acquisition, we purchased foreign currency options to buy Australian dollars with a weighted average strike price of $0.7225 and a notional value of 1.0 billion Australian dollars. These foreign currency options ("options") were designed to act as economic hedges for the pending Veda acquisition and are marked to market. In January 2016, we purchased additional options with a weighted average strike price of $0.7091 and a notional value of 1.0 billion Australian dollars. We closed out all of the options on the respective settlement dates in February 2016. We recognized a net loss of $15.4 million related to the options in the first quarter of 2016. See Note 1 for further discussion.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our variable-rate commercial paper borrowings. We attempt to achieve the lowest all-in weighted-average cost of debt while simultaneously taking into account the mix of our fixed- and floating-rate debt, and the average life and scheduled maturities of our debt. At December 31, 2015, our weighted average cost of debt was 4.5% and weighted-average life of debt was 9.07 years. At December 31, 2015, 96% of our debt was fixed rate, and the remaining 4% was variable rate. Occasionally we use derivatives to manage our exposure to changes in interest rates by entering into interest rate swaps. A 100 basis point increase in the weighted-average interest rate on our variable-rate debt would have increased our 2015 interest expense by $0.5 million.

Based on the amount of outstanding variable-rate debt, we have limited exposure to interest rate risk. In the future, if our mix of fixed-rate and variable-rate debt were to change due to additional borrowings under existing or new variable-rate debt, we could have additional exposure to interest rate risk. The nature and amount of our long-term and short-term debt, as well as the proportionate amount of fixed-rate and variable-rate debt, can be expected to vary as a result of future business requirements, market conditions and other factors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Equifax Inc.:

We have audited Equifax Inc.’s (“Equifax” or “the Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 framework”) (the COSO criteria). Equifax’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Equifax Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Equifax, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity and other comprehensive income for each of the three years in the period ended December 31, 2015, of Equifax Inc. and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 24, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Equifax Inc.:

We have audited the accompanying consolidated balance sheets of Equifax Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity and other comprehensive income for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equifax Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Equifax Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 framework”) and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 24, 2016

CONSOLIDATED STATEMENTS OF INCOME

	Twelve Months Ended December 31,
	2015	2014	2013
(In millions, except per share amounts)
Operating revenue	$2,663.6	$2,436.4	$2,303.9
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	887.4	844.7	787.3
Selling, general and administrative expenses	884.3	751.7	715.8
Depreciation and amortization	198.0	201.8	189.6
Total operating expenses	1,969.7	1,798.2	1,692.7
Operating income	693.9	638.2	611.2
Interest expense	(63.8)	(68.6)	(70.2)
Other income (expense), net	6.5	4.6	(10.6)
Consolidated income from continuing operations before income taxes	636.6	574.2	530.4
Provision for income taxes	(201.8)	(200.2)	(188.9)
Consolidated income from continuing operations	434.8	374.0	341.5
Income from discontinued operations, net of tax	—	—	18.4
Consolidated net income	434.8	374.0	359.9
Less: Net income attributable to noncontrolling interests	(5.7)	(6.6)	(8.1)
Net income attributable to Equifax	$429.1	$367.4	$351.8
Amounts attributable to Equifax:
Net income from continuing operations attributable to Equifax	$429.1	$367.4	$333.4
Discontinued operations, net of tax	—	—	18.4
Net income attributable to Equifax	$429.1	$367.4	$351.8
Basic earnings per share:
Income from continuing operations attributable to Equifax	$3.61	$3.03	$2.75
Discontinued operations	—	—	0.15
Net income attributable to Equifax	$3.61	$3.03	$2.90
Weighted-average shares used in computing basic earnings per share	118.7	121.2	121.2
Diluted earnings per share:
Income from continuing operations attributable to Equifax	$3.55	$2.97	$2.69
Discontinued operations	—	—	0.15
Net income attributable to Equifax	$3.55	$2.97	$2.84
Weighted-average shares used in computing diluted earnings per share	120.9	123.5	123.7
Dividends per share	$1.16	$1.00	$0.88

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Twelve Months Ended December 31,
	2015			2014			2013
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$429.1	$5.7	$434.8	$367.4	$6.6	$374.0	$351.8	$8.1	$359.9
Other comprehensive income:
Foreign currency translation adjustment	(67.1)	(7.1)	(74.2)	(61.8)	(2.8)	(64.6)	(24.9)	(2.9)	(27.8)
Change in unrecognized prior service cost and actuarial gains (losses) related to our pension and other postretirement benefit plans, net	17.5	—	17.5	(61.1)	—	(61.1)	74.2	—	74.2
Change in cumulative loss from cash flow hedging transactions	0.2	—	0.2	0.1	—	0.1	0.1	—	0.1
Comprehensive income	$379.7	$(1.4)	$378.3	$244.6	$3.8	$248.4	$401.2	$5.2	$406.4

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
(In millions, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$93.3	$128.3
Trade accounts receivable, net of allowance for doubtful accounts of $7.5 and $7.2 at December 31, 2015 and 2014, respectively	349.8	337.2
Prepaid expenses	39.3	35.7
Other current assets	79.2	89.3
Total current assets	561.6	590.5
Property and equipment:
Capitalized internal-use software and system costs	212.5	257.3
Data processing equipment and furniture	247.8	203.3
Land, buildings and improvements	194.6	194.8
Total property and equipment	654.9	655.4
Less accumulated depreciation and amortization	(288.1)	(354.8)
Total property and equipment, net	366.8	300.6

Goodwill	2,571.0	2,606.8
Indefinite-lived intangible assets	94.7	95.2
Purchased intangible assets, net	827.9	953.9
Other assets, net	87.0	114.0
Total assets	$4,509.0	$4,661.0
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities	$49.3	$380.4
Accounts payable	40.6	20.3
Accrued expenses	112.7	85.5
Accrued salaries and bonuses	139.2	101.9
Deferred revenue	96.8	73.4
Other current liabilities	165.2	161.6
Total current liabilities	603.8	823.1
Long-term debt	1,145.9	1,145.7
Deferred income tax liabilities, net	205.5	228.3
Long-term pension and other postretirement benefit liabilities	146.4	173.0
Other long-term liabilities	57.0	56.3
Total liabilities	2,158.6	2,426.4
Commitments and Contingencies (see Note 7)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at December 31, 2015 and 2014; Outstanding shares - 118.7 and 119.4 at December 31, 2015 and 2014, respectively	236.6	236.6
Paid-in capital	1,260.5	1,201.7
Retained earnings	3,834.4	3,554.8
Accumulated other comprehensive loss	(484.8)	(435.4)
Treasury stock, at cost, 70.0 shares and 69.3 shares at December 31, 2015 and 2014, respectively	(2,529.9)	(2,351.7)
Stock held by employee benefits trusts, at cost, 0.6 shares at December 31, 2015 and 2014	(5.9)	(5.9)
Total Equifax shareholders' equity	2,310.9	2,200.1
Noncontrolling interests	39.5	34.5
Total equity	2,350.4	2,234.6
Total liabilities and equity	$4,509.0	$4,661.0
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2015	2014	2013
(In millions)
Operating activities:
Consolidated net income	$434.8	$374.0	$359.9
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Gain on divestitures	—	—	(19.0)
Impairment of cost method investment	14.8	—	17.0
Depreciation and amortization	200.0	204.2	190.3
Stock-based compensation expense	38.4	38.1	32.2
Excess tax benefits from stock-based compensation plans	(30.0)	(17.7)	(14.6)
Deferred income taxes	(28.7)	(9.6)	(9.7)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(26.9)	(27.8)	(2.4)
Prepaid expenses and other current assets	10.8	(5.2)	(4.2)
Other assets	5.1	(0.6)	7.1
Current liabilities, excluding debt	118.5	54.3	2.1
Other long-term liabilities, excluding debt	5.3	6.5	10.3
Cash provided by operating activities	742.1	616.2	569.0
Investing activities:
Capital expenditures	(146.2)	(86.4)	(83.3)
Acquisitions, net of cash acquired	(4.4)	(341.0)	(91.4)
Cash received from divestitures	2.9	0.6	47.5
Investment in unconsolidated affiliates, net	(0.1)	(2.5)	(9.1)
Cash used in investing activities	(147.8)	(429.3)	(136.3)
Financing activities:
Net short-term borrowings (repayments)	(331.0)	379.9	(267.3)
Payments on long-term debt	—	(290.0)	(15.0)
Treasury stock purchases	(196.3)	(301.6)	(11.9)
Dividends paid to Equifax shareholders	(137.8)	(121.2)	(106.7)
Dividends paid to noncontrolling interests	(6.4)	(7.9)	(10.5)
Proceeds from exercise of stock options	34.4	39.7	47.8
Excess tax benefits from stock-based compensation plans	30.0	17.7	14.6
Contributions from noncontrolling interests	—	—	16.7
Debt issuance costs	(4.9)	—	(0.8)
Cash used in financing activities	(612.0)	(283.4)	(333.1)
Effect of foreign currency exchange rates on cash and cash equivalents	(17.3)	(11.1)	(10.5)
(Decrease) Increase in cash and cash equivalents	(35.0)	(107.6)	89.1
Cash and cash equivalents, beginning of period	128.3	235.9	146.8
Cash and cash equivalents, end of period	$93.3	$128.3	$235.9

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

	Equifax Shareholders
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Stock Held By Employee Benefits Trusts	Noncontrolling Interests	Total Shareholders’ Equity
	Shares Outstanding	Amount
	(In millions, except per share values)
Balance, December 31, 2012	120.4	$236.6	$1,139.6	$3,064.6	$(362.0)	$(2,139.7)	$(5.9)	$26.0	$1,959.2

Net income	—	—	—	351.8	—	—	—	8.1	359.9
Other comprehensive income (loss)	—	—	—	—	49.4	—	—	(2.9)	46.5
Shares issued under stock and benefit plans, net of minimum tax withholdings	1.7	—	(12.3)	—	—	50.4	—	—	38.1
Treasury stock purchased under share repurchase program ($59.74 per share)*	(0.2)	—	—	—	—	(11.9)	—	—	(11.9)
Cash dividends ($0.88 per share)	—	—	—	(107.2)	—	—	—	—	(107.2)
Dividends paid to employee benefits trusts	—	—	0.5	—	—	—	—	—	0.5
Stock-based compensation expense	—	—	32.2	—	—	—	—	—	32.2
Tax effects of stock-based compensation plans	—	—	14.6	—	—	—	—	—	14.6
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(10.5)	(10.5)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	16.7	16.7
Other	—	—	—	—	—	—	—	2.9	2.9
Balance, December 31, 2013	121.9	236.6	1,174.6	3,309.2	(312.6)	(2,101.2)	(5.9)	40.3	2,341.0

Net income	—	—	—	367.4	—	—	—	6.6	374.0
Other comprehensive income (loss)	—	—	—	—	(122.8)	—	—	(2.8)	(125.6)
Shares issued under stock and benefit plans, net of minimum tax withholdings	1.4	—	(12.8)	—	—	39.7	—	—	26.9
Treasury stock purchased under share repurchase program ($76.55 per share)	(3.9)	—	—	—	—	(290.2)	—	—	(290.2)
Cash dividends ($1.00 per share)	—	—	—	(121.8)	—	—	—	—	(121.8)
Dividends paid to employee benefits trusts	—	—	0.6	—	—	—	—	—	0.6
Stock-based compensation expense	—	—	38.1	—	—	—	—	—	38.1
Tax effects of stock-based compensation plans	—	—	17.7	—	—	—	—	—	17.7
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(7.9)	(7.9)
Purchase of noncontrolling interests	—	—	(5.0)	—	—	—	—	(2.4)	(7.4)
Other**	—	—	(11.5)		—	—		0.7	(10.8)
Balance, December 31, 2014	119.4	236.6	1,201.7	3,554.8	(435.4)	(2,351.7)	(5.9)	34.5	2,234.6

Net income	—	—	—	429.1	—	—	—	5.7	434.8
Other comprehensive income (loss)	—	—	—	—	(49.4)	—	—	(7.1)	(56.5)
Shares issued under stock and benefit plans, net of minimum tax withholdings	1.4	—	(21.8)	—	—	29.6	—	—	7.8
Treasury stock purchased under share repurchase program ($94.97 per share)*	(2.1)	—	—	—	—	(207.8)	—	—	(207.8)
Cash dividends ($1.16 per share)	—	—	—	(138.4)	—	—	—	—	(138.4)
Dividends paid to employee benefits trusts	—	—	0.6	—	—	—	—	—	0.6
Stock-based compensation expense	—	—	38.4	—	—	—	—	—	38.4
Tax effects of stock-based compensation plans	—	—	30.0	—	—	—	—	—	30.0
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1.5	1.5
Redeemable noncontrolling interest adjustment	—	—	—	(11.1)	—	—	—	11.1	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(6.4)	(6.4)
Purchases of noncontrolling interests	—	—	0.1	—	—	—	—	0.2	0.3
Other**	—	—	11.5	—	—	—	—	—	11.5
Balance, December 31, 2015	118.7	$236.6	$1,260.5	$3,834.4	$(484.8)	$(2,529.9)	$(5.9)	$39.5	$2,350.4

*	At December 31, 2015, $667.2 million was authorized for future repurchases of our common stock.

**
At December 31, 2014, the paid-in capital includes the $11.5 million holdback related to the accelerated share repurchase program discussed in Note 1. At December 31, 2015, the paid-in capital reflects the $11.5 million settlement of the accelerated share repurchase program discussed in Note 1.

  See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

Accumulated Other Comprehensive Loss consists of the following components:

	December 31,
	2015	2014	2013
	(In millions)
Foreign currency translation	$(237.4)	$(170.3)	$(108.5)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans net of accumulated tax of $138.2, $150.1 and $115.3 in 2015, 2014 and 2013, respectively	(245.8)	(263.3)	(202.2)
Cash flow hedging transactions, net of tax of $1.0, $1.1 and $1.2 in 2015, 2014 and 2013, respectively	(1.6)	(1.8)	(1.9)
Accumulated other comprehensive loss	$(484.8)	$(435.4)	$(312.6)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.   We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll-related, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of December 31, 2015, we operated in the following countries: Argentina, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We also maintain support operations in the Republic of Ireland. We have an investment in a consumer and commercial credit information company in Brazil and offer consumer credit services in India and Russia through joint ventures.

We develop, maintain and enhance secured proprietary information databases through the compilation of actual consumer data, including credit, employment, asset, liquidity, net worth and spending activity, and business data, including credit and business demographics, that we obtain from a variety of sources, such as credit granting institutions, public record information (including bankruptcies, liens and judgments), income and tax information primarily from large to mid-sized companies in the U.S., and survey-based marketing information. We process this information utilizing our proprietary information management systems.We also provide information, technology and services to support debt collections and recovery management.

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

Segments.   We manage our business and report our financial results through the following four reportable segments, which are our operating segments:

•	U.S. Information Solutions, or USIS

•	International

•	Workforce Solutions

•	Personal Solutions

USIS is our largest reportable segment, with 44% of total operating revenue for 2015. Our most significant foreign operations are located in the U.K. and Canada.

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

Advertising.   Advertising costs from continuing operations, which are expensed as incurred, totaled $65.1 million, $57.1 million and $57.5 million during 2015, 2014 and 2013, respectively.

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

	Twelve Months Ended December 31,
	2015	2014	2013
	(In millions)
Weighted-average shares outstanding (basic)	118.7	121.2	121.2
Effect of dilutive securities:
Stock options and restricted stock units	2.2	2.3	2.5
Weighted-average shares outstanding (diluted)	120.9	123.5	123.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the twelve months ended December 31, 2015, 2014 and 2013, 0.1 million, 0.1 million and 0.1 million stock options, respectively, were anti-dilutive and therefore excluded from this calculation.

Accelerated Share Repurchase Program. On October 24, 2014, we entered into an accelerated share repurchase (“ASR”) program to repurchase shares of our common stock under our approved share repurchase program. Under the ASR program, the number of shares to be repurchased is based generally on the daily volume weighted average price of our common stock during the term of the ASR program. On October 24, 2014, we paid $115 million in exchange for an initial delivery of 1.4 million shares to us, subject to a 10%, or $11.5 million, holdback. The maximum number of shares to be received or delivered under the contracts was 3.2 million.

The ASR program was accounted for as an initial treasury stock transaction and a forward stock purchase contract. The initial repurchase of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share on the effective date of the agreement. The forward stock purchase contracts are classified as equity instruments under ASC 815-40 for “Contracts in Entity's Own Equity,” and were deemed to have a fair value of zero at the effective date. On February 4, 2015, we settled the ASR and received approximately 0.02 million shares.

Cash Equivalents.   We consider all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

Trade Accounts Receivable and Allowance for Doubtful Accounts.   We do not recognize interest income on our trade accounts receivable. Additionally, we generally do not require collateral from our customers related to our trade accounts receivable.

The allowance for doubtful accounts for estimated losses on trade accounts receivable is based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns and the establishment of specific reserves for customers in an adverse financial condition. We reassess the adequacy of the allowance for doubtful accounts each reporting period. Increases to the allowance for doubtful accounts are recorded as bad debt expense, which are included in selling, general and administrative expenses on the accompanying Consolidated Statements of Income. Bad debt expense from continuing operations was $4.3 million, $2.5 million and $2.8 million during the twelve months ended December 31, 2015, 2014, and 2013, respectively.

Other Current Assets.  Other current assets on our Consolidated Balance Sheets includes amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of December 31, 2015 and 2014, respectively, these assets were approximately $30.2 million and $50.8 million with fully offsetting balances in other current liabilities. These amounts are restricted as to their current use, and will be released according to the specific customer agreements. Other current assets also include foreign currency options, receivables related to life insurance policies covering certain officers of the Company, deferred charges, as well as certain current tax accounts.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense from continuing operations related to property and equipment was $75.7 million, $71.7 million and $71.2 million during the twelve months ended December 31, 2015, 2014, and 2013, respectively.

Industrial Revenue Bonds.   Pursuant to the terms of certain industrial revenue bonds, we have transferred title to certain of our fixed assets with total costs of $108.5 million and $92.3 million as of December 31, 2015 and 2014, respectively, to a local governmental authority in the U.S. to receive a property tax abatement related to economic development. The title to these assets will revert back to us upon retirement or cancellation of the applicable bonds. These fixed assets are still recognized in the Company’s Consolidated Balance Sheets as all risks and rewards remain with the Company.

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

Under ASC 350, we have an option to perform a “qualitative” assessment of our reporting units to determine whether further impairment testing is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. For reporting units that we determine meet these criteria, we perform a qualitative assessment. In this qualitative assessment, we consider the following items for each of the reporting units: macroeconomic conditions, industry and market conditions, overall financial performance and other entity specific events. In addition, for each of these reporting units, the most recent fair value determination results in an amount that significantly exceeds the carrying amount of the reporting units. Based on these assessments, we determine whether the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is not more likely than not. If it is determined it is not more likely than not, no further testing is required. If further testing is required, we continue with the quantitative impairment test.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We completed our annual impairment testing for goodwill and indefinite-lived intangible assets during the twelve months ended December 31, 2015, 2014 and 2013, and we determined that there was no impairment in any of these years.

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

Asset	Useful Life
(In years)
Purchased data files	2 to 15
Acquired software and technology	1 to 10
Non-compete agreements	1 to 5
Proprietary database	6 to 10
Customer relationships	2 to 25
Trade names	3 to 15

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

Other Assets.   Other assets on our Consolidated Balance Sheets primarily represents our investment in unconsolidated affiliates, our cost method investment in Boa Vista Servicos (“BVS”), assets related to life insurance policies covering certain officers of the Company, employee benefit trust assets, and debt issuance costs.

Impairment of Cost Method Investment. We monitor the status of our cost method investment in order to determine if conditions exist or events and circumstances indicate that it may be impaired in that its carrying amount may exceed the fair value of the investment. Significant factors that are considered that could be indicative of an impairment include: changes in business strategy, market conditions, underperformance relative to historical or expected future operating results; and negative industry or economic trends. If potential indicators of impairment exist, we estimate the fair value of the investment using a combination of a discounted cash flow analysis and an evaluation of EBITDA and transaction multiples for comparable companies. If the carrying value of the investment exceeds the estimated fair value, an impairment loss is recorded based on the amount by which the investment’s carrying amount exceeds its fair value. There were no indicators of impairment for 2014. We recorded an impairment of our cost method investment in 2015 and 2013. See Note 2 for further discussion.

Other Current Liabilities.  Other current liabilities on our Consolidated Balance Sheets consist of the offset to other current assets, related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. These funds were approximately $30.2 million and $50.8 million as of December 31, 2015 and 2014, respectively. These amounts are restricted as to their current use, and will be released according to the specific customer agreements. Other current liabilities also include various accrued expenses such as interest expense, accrued employee benefits, accrued taxes, accrued payroll, and accrued legal expenses.

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

Foreign Currency Translation.   The functional currency of each of our foreign operating subsidiaries is that subsidiary’s local currency. We translate the assets and liabilities of foreign subsidiaries at the year-end rate of exchange and revenue and expenses at the monthly average rates during the year. We record the resulting translation adjustment in other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

comprehensive income, a component of shareholders’ equity. We also record gains and losses resulting from the translation of intercompany balances of a long-term investment nature in accumulated other comprehensive loss. In the year ended December 31, 2015, we recorded $2.0 million of foreign currency transaction gains. In the year ended December 31, 2014 and December 31, 2013, we recorded $7.0 million and $6.8 million of foreign currency transaction losses, respectively.

Financial Instruments.   Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable and short and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for publicly traded instruments, and for non-publicly traded instruments through valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk. As of December 31, 2015 and 2014, the fair value of our fixed-rate debt was $1.2 billion and $1.3 billion, respectively, compared to its carrying value of $1.1 billion and $1.1 billion, respectively, based on recent trading prices.

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

Economic Hedges.   In December 2015, in anticipation of the Veda acquisition, we purchased foreign currency options to buy Australian dollars with a weighted average strike price of $0.7225 and a notional value of 1.0 billion Australian dollars. These foreign currency options ("options") were designed to act as economic hedges for the pending Veda acquisition and have been marked to market. The options have an expiry date of February 18, 2016, and are reflected in other current assets, net, on our Consolidated Balance Sheet. We recorded a mark-to-market gain on the options of $4.7 million for the year ended December 31, 2015, which was recorded in other income (expense), net. The fair value of these options at December 31, 2015 were $14.4 million, recorded in other current assets, net, on our Consolidated Balance Sheet. In January 2016, we purchased additional options for a notional amount of 1.0 billion Australian dollars, with a weighted average strike price of $0.7091, with expiry dates of February 11, 2016 and February 16, 2016. We closed out all of the options on the respective settlement dates in February 2016. We recognized a net loss of $15.4 million related to the options in the first quarter of 2016, which was recorded in other income (expense), net.

Fair Value Hedges.   In conjunction with our fourth quarter 2009 sale of five-year Senior Notes, we entered into five-year interest rate swaps, designated as fair value hedges, which convert the debt’s fixed interest rate to a variable rate. These swaps involve the receipt of fixed rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed-rate Senior Notes they hedge due to changes in the designated benchmark interest rate and are recorded in interest expense. We settled the interest rate swaps on their maturity date during the fourth quarter of 2014, with receipt of $3.8 million from the counterparties. There was no ineffectiveness on our fair value hedge that impacted 2014 earnings.

Cash Flow Hedges.   Changes in the fair value of highly effective derivatives designated as cash flow hedges are initially recorded in accumulated other comprehensive income and are reclassified into the line item in the Consolidated Statements of Income in which the hedged item is recorded in the same period the hedged item impacts earnings. Any ineffective portion is recorded in current period earnings.  We did not have any unsettled cash flow hedges outstanding as of December 31, 2015 or December 31, 2014.

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

The following table presents assets and liabilities measured at fair value on a recurring basis:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Fair Value Measurements at Reporting Date Using:
Description		Fair Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
Assets and Liabilities:
Foreign Currency Options	(1)	$14.4	$—	$14.4	$—
Deferred Compensation Plan Assets	(2)	24.9	24.9	—	—
Deferred Compensation Plan Liability	(2)	(24.9)	—	(24.9)	—
Total assets and liabilities		$14.4	$24.9	$(10.5)	$—

(1)
The fair value of our call options, designated as economic hedges, are calculated using a valuation model based on the underlying currency exchange rates and related volatility, and are classified within Level 2 of the fair value hierarchy.

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

Variable Interest Entities.   We hold interests in certain entities, including credit data, information solutions and debt collections and recovery management ventures, that are considered variable interest entities, or VIEs.  These variable interests relate to ownership interests that require financial support for these entities.  Our investments related to these VIEs totaled $10.5 million at December 31, 2015, representing our maximum exposure to loss, with the exception of the guarantees referenced in Note 7.  We are not the primary beneficiary and are not required to consolidate any of these VIEs, with the exception of a debt collections and recovery management venture, for which we meet the consolidation criteria under ASC 810. In regards to that consolidated VIE, we have a 75% equity ownership interest and control of the activities that most significantly impact the VIE's economic performance. The assets and liabilities of the VIE for which we are the primary beneficiary were not significant to the Company’s consolidated financial statements, and no gain or loss was recognized because of its consolidation.

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
Change in Accounting Principle. In November 2015, the FASB issued ASU 2015-17 "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". The amendments in this update require that deferred tax liabilities and assets

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.

As permitted under this update, the Company has adopted the new guidance and retrospectively presented the deferred tax liabilities and assets as noncurrent on our Consolidated Balance Sheet for the years ended December 31, 2015 and 2014. We have also updated Item 6 "Selected Financial Data" for this change. The Company believes that this presentation leads to further simplification of financial reporting. This change did not affect our consolidated statements of income, cash flows, or shareholders' equity.

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

2. COST METHOD INVESTMENT

We hold a 15% equity interest in BVS, which is the second largest consumer and commercial credit information company in Brazil.  This investment is recorded in other assets, net, on the Consolidated Balance Sheets and is accounted for using the cost method. As of December 31, 2012, our investment in BVS was valued at 130 million Brazilian Reais, which was the same as the initial fair value. The initial fair value was determined by a third-party using income, market and transaction approaches.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  During the fourth quarter of 2013, management of BVS updated financial projections in connection with a request for additional financing.  The financial projections reflected the effects of reduced near-term market expectations for consumer credit and for credit information services in Brazil and increased investment to achieve the strategic objectives and capitalize on future market opportunities, such as positive data, resulting in reduced expected cash flows.  The request for financing, the projections received, along with the near-term weakness in the Brazilian consumer and small commercial credit markets were considered indicators of impairment.  Management of Equifax performed an analysis to estimate the fair value of our investment at December 31, 2013 and estimated that value to be 90 million Reais ($38.2 million).  As a result, we wrote-down the carrying value of our investment and recorded a loss of 40 million Reais ($17.0 million) which is included in other income (expense) in the Consolidated Statements of Income.

At December 31, 2014, we estimated the fair value of the investment approximated the fair value of the investment recorded.

During the second quarter of 2015, management updated the financial projections. The updated projections, along with the continued weakness in the Brazilian consumer and small commercial credit markets were considered indicators of impairment. Management of Equifax prepared an analysis to estimate the fair value of our investment at June 30, 2015 and estimated that value to be 44 million Brazilian Reais ($14.1 million). As a result, we decreased the carrying value of our investment and recorded a loss of 46 million Brazilian Reais ($14.8 million) which is included in other income (expense), net, in the Consolidated Statements of Income. Additionally, the carrying value has decreased by $39.0 million related to the foreign exchange impact since 2011, which is included in the foreign currency translation adjustments in accumulated other comprehensive income. As of December 31, 2015, our investment in BVS, recorded at 44 million Brazilian Reais ($11.5 million), approximated the fair value.

3.  DISCONTINUED OPERATIONS

During the first quarter of 2013, we divested of two non-strategic business lines, Equifax Settlement Services, which was part of our Mortgage business within the USIS operating segment, and Talent Management Services, which was part of our Employer Services business within our Workforce Solutions operating segment, for a total of $47.5 million. The historical results of these operations are classified as discontinued operations in the Consolidated Statements of Income. Revenue for these business lines for the twelve months ended December 31, 2013 was $9.3 million. Pretax income was $0.5 million for the twelve months ended December 31, 2013. We recorded a gain on the disposals in the first quarter of 2013 of $18.4 million, including an income tax benefit of $18.1 million, of which $14.3 million was current tax benefits. The tax benefit is primarily a result of our tax basis in Talent Management Services. The gain was classified as discontinued operations in the Consolidated Statements of Income.

4.  ACQUISITIONS AND INVESTMENTS

2014 Acquisitions and Investments.   To further broaden our product offerings, we made two acquisitions during 2014.  During the first quarter of 2014, we acquired TDX, a data, technology and services company in the United Kingdom that specializes in debt collections and recovery management through the use of analytics, data exchanges and technology platforms. It was included as part of our International and USIS operating segments. During the first quarter of 2014, we also completed the acquisition of Forseva, a provider of end-to-end, cloud-based credit-management software solutions, that was included as part of our USIS operating segment.  The total purchase price of these acquisitions was $338.8 million.

2013 Acquisitions and Investments.   To further broaden our product offerings, we made several acquisitions during 2013.  During the third quarter of 2013, we acquired TrustedID, a direct-to-consumer identity protection business that is included as part of our Personal Solutions business unit. During the fourth quarter of 2013, we also completed two acquisitions in Paraguay and Mexico in the Latin America region of our International segment.  The total purchase price of these acquisitions was $98.8 million.

Purchase Price Allocation.   The following table summarizes the estimated fair value of the net assets acquired and the liabilities assumed at the acquisition dates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2015	2014
	(In millions)
Current assets	$—	$39.1
Property and equipment	—	3.6
Identifiable intangible assets (1)	—	118.1
Goodwill (2)	—	240.7
Total assets acquired	—	401.5
Total liabilities assumed	—	(62.7)
Net assets acquired	$—	$338.8

(1)	Identifiable intangible assets are further disaggregated in the following table.

(2)	None of the goodwill resulting from 2014 acquisitions is tax deductible.

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

	December 31,
	2015		2014
Intangible asset category	Fair value	Weighted-average useful life	Fair value	Weighted-average useful life
	(In millions)	(In years)	(In millions)	(In years)
Customer relationships	$—	0.0	$72.1	9.7
Acquired software and technology	—	0.0	21.7	4.6
Non-compete agreements	—	0.0	12.8	2.4
Trade names and other intangible assets	—	0.0	11.5	9.7
Total acquired intangibles	$—	0.0	$118.1	8.0

 5.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill.   Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As discussed in Note 1, goodwill is tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment tests as of September 30 each year. The fair value estimates for our reporting units were determined using a combination of the income and market approaches in accordance with the Company’s methodology. Our annual impairment tests as of September 30, 2015, 2014 and 2013 resulted in no impairment of goodwill.

In 2015, the personal solutions business in the United Kingdom was consolidated into the North America Personal Solutions segment, which was reorganized into the Personal Solutions segment. Additionally in 2015, the direct to consumer reseller businesses in the U.S., Canada, and the United Kingdom were also consolidated into the Personal Solutions segment. These changes were driven by an enterprise wide strategy to maximize the penetration of our products and services in our targeted markets. We determined that market focus and operating efficiency could be further improved by reorganizing and consolidating the United States, Canada and the United Kingdom Personal Solutions and direct to consumer reseller operating activities into one segment, Personal Solutions.

To reflect this new organizational structure, we have reallocated goodwill from the USIS, Canada, and Europe reporting units to the Personal Solutions reporting unit based on the relative fair values of the respective portions of USIS, Canada, and Europe. A change in reporting units requires that goodwill be tested for impairment. During 2015, we performed goodwill impairment tests prior to and following the reallocation of goodwill for USIS, Canada, Europe and Personal Solutions, which resulted in no impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Changes in the amount of goodwill for the twelve months ended December 31, 2015 and 2014, are as follows:

	U.S. Information Solutions	International	Workforce Solutions	Personal Solutions	Total
	(In millions)
Balance, December 31, 2013 (1) (2)	$1,004.9	$322.7	$907.7	$159.8	$2,395.1
Acquisitions	66.4	173.8	—	—	240.2
Adjustments to initial purchase price allocation	—	2.1	—	—	2.1
Foreign currency translation	—	(25.5)	—	(5.0)	(30.5)
Tax benefits of options exercised	—	—	(0.1)	—	(0.1)
Balance, December 31, 2014(1)	1,071.3	473.1	907.6	154.8	2,606.8
Foreign currency translation	—	(31.6)	—	(4.2)	(35.8)
Balance, December 31, 2015	$1,071.3	$441.5	$907.6	$150.6	$2,571.0

(1)The December 31, 2014 and 2013 balances have been recast to reflect the new organizational structure. As of December 31, 2014, the Personal Solutions goodwill includes $49.3 million and $88.8 million of goodwill from the USIS and International segments, respectively. As of December 31, 2013, the Personal Solutions goodwill includes $49.3 million and $93.8 million of goodwill from the USIS and International segments, respectively.
(2)    The December 31, 2013 balances have been recast to reflect the new organizational structure. As of December 31, 2013, the USIS and International goodwill include $21.7 million and $15.5 million of goodwill, respectively, from the legacy NACS segment.

 Indefinite-Lived Intangible Assets.   Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada.  At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30.  Our 2015 annual impairment test completed during the third quarter of 2015 resulted in no impairment of indefinite-lived intangible assets.

Amount
(In millions)
Balance, December 31, 2013	$95.5
Foreign currency translation	(0.3)
Balance, December 31, 2014	95.2
Foreign currency translation	(0.5)
Balance, December 31, 2015	$94.7

Purchased Intangible Assets.   Purchased intangible assets net, recorded on our Consolidated Balance Sheets at December 31, 2015 and 2014, are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$665.9	$(240.6)	$425.3	$692.0	$(218.8)	$473.2
Acquired software and technology	52.4	(35.5)	16.9	53.9	(26.4)	27.5
Customer relationships	565.9	(239.3)	326.6	570.7	(204.3)	366.4
Reacquired rights	73.3	(39.4)	33.9	73.3	(26.3)	47.0
Proprietary database	7.4	(5.8)	1.6	7.4	(5.4)	2.0
Non-compete agreements	25.8	(18.3)	7.5	27.0	(11.8)	15.2
Trade names and other intangible assets	49.1	(33.0)	16.1	51.1	(28.5)	22.6
Total definite-lived intangible assets	$1,439.8	$(611.9)	$827.9	$1,475.4	$(521.5)	$953.9

Amortization expense related to purchased intangible assets was $122.3 million, $129.9 million, and $118.4 million during the twelve months ended December 31, 2015, 2014, and 2013, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at December 31, 2015 is as follows:

Years ending December 31,	Amount
(In millions)
2016	$113.9
2017	102.4
2018	84.0
2019	65.4
2020	60.6
Thereafter	401.6
$827.9

6.  DEBT

Debt outstanding at December 31, 2015 and 2014 was as follows:

	December 31,
	2015	2014
	(In millions)

Commercial paper ("CP")	$47.2	$379.7
Notes, 6.30%, due July 2017	272.5	272.5
Notes, 3.30%, due Dec 2022	500.0	500.0
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 7.00%, due July 2037	250.0	250.0
Other	2.1	0.7
Total debt	1,196.8	1,527.9
Less short-term debt and current maturities	49.3	380.4
Less unamortized discounts	1.6	1.8
Total long-term debt, net of discount	$1,145.9	$1,145.7

Scheduled future maturities of debt at December 31, 2015, are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ending December 31,	Amount
(In millions)
2016	$49.3
2017	272.5
2018	—
2019	—
2020	—
Thereafter	875.0
Total debt	$1,196.8

On November 21, 2015, the Company refinanced the existing unsecured revolving credit facility of $750.0 million set to expire on December 19, 2017, and entered into a new Credit Agreement (the “Senior Credit Facility”). The Senior Credit Facility includes a revolving credit facility of $900.0 million ("Revolver") and a delayed draw term loan of $800.0 million ("Term Loan Facility"), with maturity dates of November 21, 2020 and November 21, 2018, respectively, with an option to extend the maturity of the revolving credit facility by an additional two years. The Senior Credit Facility allows the Company to request incremental loans of up to $300.0 million.  Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. Availability of the Senior Credit Facility for borrowings is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding principal amount of our commercial paper notes.

Additionally, the Company entered into an $800.0 million 364-Day revolving credit facility on November 21, 2015 (the “364-Day Revolver” and together with the Revolver and the Term Loan Facility, the “Senior Credit Facilities”).

The Company expects to use proceeds from the Term Loan Facility and the 364-Day Revolver to finance the Veda acquisition. The commitments under the Term Loan Facility and the 364-Day Revolver will terminate if the agreement to acquire Veda is terminated or if the initial funding of such facility has not occurred by May 22, 2016. The obligations of the lenders to fund the Term Loan Facility and the 364-Day Revolver are subject to certain conditions, including the approval by Veda shareholders of the acquisition and the nonoccurence of a material adverse change related to Veda. The Term Loan Facility and the 364-Day Revolver provide that the Company may, upon notice to the administrative agent, terminate or permanently reduce any class of commitments. Commitments with respect to the 364-Day Revolver will also be reduced on a dollar-for-dollar basis to the extent the Company issues other senior indebtedness.

Under the Senior Credit Facilities, the Company must comply with various financial and non-financial covenants. The financial covenants require the Company to maintain a maximum leverage ratio, defined as consolidated funded debt divided by consolidated EBITDA (as set forth in the Senior Credit Facilities) for the preceding four quarters, of not more than 3.5 to 1.0. The Company may, subject to the terms of the Senior Credit Facilities, increase the covenant by 0.5 (i.e. to 4.0 to1.0) for a four consecutive fiscal quarter period following a material acquisition. Compliance with this financial covenant is tested quarterly. The non-financial covenants include limitations on liens, subsidiary debt, mergers, liquidations, asset dispositions and acquisitions. As of December 31, 2015, we were in compliance with our covenants under the Senior Credit Facilities. Our borrowings under these facilities, which have not been guaranteed by any of our subsidiaries, are unsecured and will rank on parity in right of payment with all of our other unsecured and unsubordinated indebtedness from time to time outstanding.

At December 31, 2015, interest was payable on borrowings under the Senior Credit Facilities at the base rate or London Interbank Offered Rate, or LIBOR, plus a specified margin. The specified margin and the annual unused fee, which we pay on the unused portion of the Revolver, are subject to adjustment based on our debt ratings. As of December 31, 2015, we had $0.5 million of letters of credit outstanding under our Senior Credit Facility. As of December 31, 2015, $852.3 million was available for borrowings and there were no outstanding borrowings under the Senior Credit Facilities, which is included in long-term debt on our Consolidated Balance Sheets.

While the underlying final maturity date of the Revolver is November 2020, it is structured to provide borrowings under short-term loans. Because these borrowings primarily have a maturity of ninety days, the borrowings and repayments are presented on a net basis within the financing activities portion of our Consolidated Statements of Cash Flows as net (repayments) borrowings under long-term revolving credit facilities.

CP Program.   The Company's $900.0 million CP program has been established through the private placement of CP notes from time to time, in which borrowings bear interest at either a variable rate (based on LIBOR or other benchmarks) or a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fixed rate, with the applicable rate and margin. Maturities of CP can range from overnight to 397 days. Because the CP program is backstopped by our Senior Credit Facility, the amount of CP which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding borrowings under our Senior Credit Facility. At December 31, 2015, there were $47.2 million CP notes outstanding.

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

Cash paid for interest was $61.6 million, $67.9 million and $67.8 million during the twelve months ended December 31, 2015, 2014 and 2013, respectively.

7.  COMMITMENTS AND CONTINGENCIES

Leases.   Our operating leases principally involve office space and office equipment. Rental expense for operating leases, which is recognized on a straight-line basis over the lease term, was $24.2 million, $22.6 million and $24.2 million for the twelve months ended December 31, 2015, 2014 and 2013, respectively. Our headquarters building ground lease has purchase options exercisable beginning in 2019, renewal options exercisable in 2048 and escalation clauses that began in 2009. Expected future minimum payment obligations for non-cancelable operating leases exceeding one year are as follows as of December 31, 2015:

Years ending December 31,	Amount
(In millions)
2016	$21.2
2017	17.7
2018	14.3
2019	12.4
2020	12.2
Thereafter	60.7
$138.5

We have no material sublease agreements and as a result, expected sublease income is not reflected as a reduction in the total minimum rental obligations under operating leases in the table above.

Data Processing, Outsourcing Services and Other Agreements.   We have separate agreements with IBM, Tata Consultancy Services, and others to outsource portions of our computer data processing operations, applications development, business continuity and recovery services, help desk service and desktop support functions, operation of our voice and data networks, maintenance and related functions and to provide certain other administrative and operational services. The agreements expire between 2016 and 2023. The estimated aggregate minimum contractual obligation remaining under these agreements is approximately $55 million as of December 31, 2015, with no future year’s minimum contractual obligation expected to exceed approximately $35 million. Annual payment obligations in regard to these agreements vary due to factors such as the volume of data processed; changes in our servicing needs as a result of new product offerings, acquisitions or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

divestitures; the introduction of significant new technologies; foreign currency; or the general rate of inflation. In certain circumstances (e.g., a change in control or for our convenience), we may terminate these data processing and outsourcing agreements, and, in doing so, certain of these agreements require us to pay significant termination fees.

During 2012, we amended certain portions and terminated certain other portions of our operations support services agreement for North America with IBM. The amended agreement extends certain terms through December 2016 and changes certain variable cost to fixed cost intended to provide financial savings to the Company. In 2015, we further amended our IBM agreement to extend our commitment for services provided in the U.S. to 2020. Under our agreement with IBM (which covers our operations in North America and Europe), we have outsourced certain of our mainframe and midrange operations, help desk service and desktop support functions, and the operation of our voice and data networks. The scope of services provided by IBM, and the term of our agreement with respect to such services, varies by geography and location. The estimated future minimum contractual obligation under the revised North America (US and Canada) agreements is approximately $30 million for the remaining term, with no individual year's minimum expected to exceed approximately $20 million. We may terminate certain portions of this agreement without penalty in the event that IBM is in material breach of the terms of the agreement. During 2015, 2014 and 2013, we paid approximately $50 million, $50 million and $60 million, respectively, for these services.

Change in Control Agreements.   We have entered into change in control severance agreements with certain key executives. The agreements provide for, among other things, certain payments and benefits in the event of a qualifying termination of employment (i.e., termination of employment by the executive for “good reason” or termination of employment by the Company without “cause,” each as defined in the agreements) following a change in control of the Company. In the event of a qualifying termination, the executive will become entitled to continuation of group health, dental, vision, life, disability, 401(k) and similar benefits for two or three years, depending on the eligibility, as well as a lump sum severance payment, all of which differs by executive.

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

 If these change in control agreements had been triggered as of December 31, 2015, payments of approximately $54.7 million would have been made (excluding tax gross-up amounts of $30.8 million). Under the Company’s existing director and employee stock benefit plans, a change in control generally would result in the immediate vesting of all outstanding stock options and satisfaction of the restrictions on any outstanding nonvested stock awards. With respect to unvested performance based share awards dependent upon the Company’s three-year relative total shareholder return, if at least one calendar year of performance during the performance period has been completed prior to the change in control event, the awards will be paid out based on the Company’s performance at that time; otherwise the payout of shares will be at 100% of the target award.

Guarantees.   We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit is not material at December 31, 2015, and all have a remaining maturity of one year or less. We may issue other guarantees in ordinary course of business. The maximum potential future payments we could be required to make under the guarantees is not material at December 31, 2015. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management VIE under its commercial agreements. We cannot reasonably estimate our potential future payments under the guarantees and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to guarantees on our Consolidated Balance Sheets at December 31, 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We have no accrual related to indemnifications on our Consolidated Balance Sheets at December 31, 2015 and 2014.

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

8.  INCOME TAXES

The provision for income taxes from continuing operations consisted of the following:

	Twelve Months Ended December 31,
	2015	2014	2013
	(In millions)
Current:
Federal	$159.0	$140.7	$130.9
State	14.7	18.3	16.4
Foreign	56.8	50.8	51.3
	230.5	209.8	198.6
Deferred:
Federal	(7.5)	0.8	(3.7)
State	(9.3)	(0.2)	2.8
Foreign	(11.9)	(10.2)	(8.8)
	(28.7)	(9.6)	(9.7)
Provision for income taxes	$201.8	$200.2	$188.9

The provision for income taxes from discontinued operations was $17.9 million benefit for the year ended December 31, 2013.

Domestic and foreign income from continuing operations before income taxes was as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended December 31,
	2015	2014	2013
	(In millions)
U.S.	$607.6	$521.5	$458.4
Foreign	29.0	52.7	72.0
	$636.6	$574.2	$530.4

The provision for income taxes reconciles with the U.S. federal statutory rate, as follows:

	Twelve Months Ended December 31,
	2015	2014	2013
	(In millions)
Federal statutory rate	35.0%	35.0%	35.0%

Provision computed at federal statutory rate	$222.8	$201.0	$185.6
State and local taxes, net of federal tax benefit	5.2	13.1	12.1
Foreign	(21.8)	(7.3)	(4.1)
Valuation allowance	—	(2.2)	(0.6)
Tax reserves	0.9	0.6	(1.2)
Other	(5.3)	(5.0)	(2.9)
Provision for income taxes	$201.8	$200.2	$188.9

Effective income tax rate	31.7%	34.9%	35.6%

We record deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities. For additional information about our income tax policy, see Note 1 of the Notes to Consolidated Financial Statements. The intercompany restructuring of legal entity ownership resulted in the recognition of tax-effected net operating losses for non-US tax purposes in the amount of $106.2 million in 2015. We do not anticipate being able to recognize the benefit of the net operating losses in the foreseeable future resulting in a full valuation allowance as of December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of the deferred income tax assets and liabilities at December 31, 2015 and 2014, were as follows:

	December 31,
	2015	2014
	(In millions)
Deferred income tax assets:
Employee pension benefits	$131.7	$142.6
Net operating and capital loss carryforwards	236.1	136.1
Foreign tax credits	50.7	94.7
Employee compensation programs	70.9	67.1
Reserves and accrued expenses	13.9	6.4
Deferred revenue	3.4	3.3
Other	7.6	8.7
Gross deferred income tax assets	514.3	458.9
Valuation allowance	(222.9)	(121.4)
Total deferred income tax assets, net	$291.4	$337.5

Deferred income tax liabilities:
Goodwill and intangible assets	(332.8)	(334.5)
Pension expense	(99.3)	(99.9)
Undistributed earnings of foreign subsidiaries	(32.6)	(96.1)
Depreciation	(15.1)	(13.4)
Other	(10.8)	(15.4)
Total deferred income tax liability	(490.6)	(559.3)
Net deferred income tax liability	$(199.2)	$(221.8)

Our deferred income tax assets and deferred income tax liabilities at December 31, 2015 and 2014, are included in the accompanying Consolidated Balance Sheets as follows:

	December 31,
	2015	2014
	(In millions)
Long-term deferred income tax assets, included in other assets	$6.3	$6.5
Long-term deferred income tax liabilities	(205.5)	(228.3)
Net deferred income tax liability	$(199.2)	$(221.8)

We record deferred income taxes on the temporary differences of our foreign subsidiaries and branches, except for the temporary differences related to undistributed earnings of subsidiaries which we consider indefinitely invested. As of December 31, 2015, we have indefinitely invested $85.7 million attributable to pre-2004 undistributed earnings of our Canadian and Chilean subsidiaries. If the pre-2004 earnings were not considered indefinitely invested, it would not result in any additional income tax.

At December 31, 2015, we had U.S. federal and state net operating loss carryforwards of $66.3 million which will expire at various times between 2016 and 2032. We also had foreign net operating loss carryforwards totaling $719.9 million of which $13.3 million will expire between 2016 and 2035 and the remaining $706.6 million will carryforward indefinitely. Foreign capital loss carryforwards of $18.2 million may be carried forward indefinitely, and state capital loss carryforwards of $2.5 million will expire in 2018. The deferred tax asset related to the net operating loss and capital loss carryforwards is $236.1 million of which $222.0 million has been fully reserved in the deferred tax valuation allowance. Additionally, we had foreign tax credit carryforwards of $50.7 million, of which $21.6 million will expire in the years 2022 through 2025 and $29.1 million will be available to be utilized upon repatriation of foreign earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash paid for income taxes, net of amounts refunded, was $202.9 million, $148.2 million and $174.8 million during the twelve months ended December 31, 2015, 2014 and 2013, respectively.

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes on our Consolidated Statements of Income.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2015	2014
	(In millions)
Beginning balance (January 1)	$19.8	$19.1
Increases related to prior year tax positions	5.5	3.0
Decreases related to prior year tax positions	(2.2)	(0.4)
Increases related to current year tax positions	4.0	4.4
Decreases related to settlements	(0.5)	(0.6)
Expiration of the statute of limitations for the assessment of taxes	(4.5)	(5.3)
Currency translation adjustment	(0.5)	(0.4)
Ending balance (December 31)	$21.6	$19.8

We recorded liabilities of $24.6 million and $23.3 million for unrecognized tax benefits as of December 31, 2015 and 2014, respectively, which included interest and penalties of $3.0 million and $3.5 million, respectively. As of December 31, 2015 and 2014, the total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $22.0 million and $20.4 million, respectively, which included interest and penalties of $2.6 million and $3.1 million, respectively. During 2015 and 2014 interest and penalties of $1.3 million and $1.0 million respectively were accrued.

Equifax and its subsidiaries are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state or international income tax examinations by tax authorities for years before 2011. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that Equifax’s gross unrecognized tax benefit balance may change within the next twelve months by a range of zero to $9.4 million.

9.  STOCK-BASED COMPENSATION

We have one active share-based award plan, the amended and restated 2008 Omnibus Incentive Plan. This plan was originally approved by our shareholders in 2008 and was amended and restated with shareholder approval in May 2013 to, among other things, increase the reserve for awards under the plan by 11 million shares.  The plan provides our directors, officers and certain key employees with stock options and nonvested stock. The plan is described below. We expect to issue common shares held as either treasury stock or new issue shares upon the exercise of stock options or once nonvested shares vest. Total stock-based compensation expense in our Consolidated Statements of Income during the twelve months ended December 31, 2015, 2014 and 2013, was as follows:

	Twelve Months Ended December 31,
	2015	2014	2013
	(In millions)
Cost of services	$5.0	$4.6	$4.2
Selling, general and administrative expenses	33.4	33.5	28.0
Stock-based compensation expense, before income taxes	$38.4	$38.1	$32.2

The total income tax benefit recognized for stock-based compensation expense was $13.8 million, $13.7 million and $11.6 million for the twelve months ended December 31, 2015, 2014 and 2013, respectively.

Benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced operating cash flows and increased financing cash flows by $30.0 million, $17.7 million and $14.6 million during the twelve months ended December 31, 2015, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value for stock options granted during the twelve months ended December 31, 2015, 2014 and 2013, was estimated at the date of grant, using the binomial model with the following weighted-average assumptions:

	Twelve Months Ended December 31,
	2015	2014	2013
Dividend yield	1.2%	1.4%	1.5%
Expected volatility	21.2%	21.1%	25.8%
Risk-free interest rate	1.3%	1.6%	1.3%
Expected term (in years)	4.8	4.8	4.9
Weighted-average fair value of stock options granted	$16.75	$12.63	$11.95

The following table summarizes changes in outstanding stock options during the twelve months ended December 31, 2015, as well as stock options that are vested and expected to vest and stock options exercisable at December 31, 2015:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding at December 31, 2014	2,579	$42.54
Granted (all at market price)	189	$97.21
Exercised	(888)	$38.74
Forfeited and canceled	(14)	$37.17
Outstanding at December 31, 2015	1,866	$57.95	5.9	$114.8
Vested and expected to vest at December 31, 2015	1,796	$48.62	5.8	$112.8
Exercisable at December 31, 2015	1,411	$39.90	5.0	$100.8

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of Equifax’s common stock on December 31, 2015 and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the value that would have been received by the stock option holders if they had all exercised their stock options on December 31, 2015. In future periods, this amount will change depending on fluctuations in Equifax’s stock price. The total intrinsic value of stock options exercised during the twelve months ended December 31, 2015, 2014 and 2013, was $52.3 million, $42.8 million and $43.2 million, respectively. At December 31, 2015, our total unrecognized compensation cost related to stock options was $2.9 million with a weighted-average recognition period of 1.5 years.

The following table summarizes changes in outstanding options and the related weighted-average exercise price per share for the twelve months ended December 31, 2014 and 2013:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2014		2013
	Shares	Weighted- Average Price	Shares	Weighted- Average Price
	(Shares in thousands)		(Shares in thousands)
Outstanding at the beginning of the year	3,530	$37.85	4,748	$34.64
Granted (all at market price)	249	$73.46	346	$60.15
Exercised	(1,145)	$34.81	(1,469)	$32.58
Forfeited and canceled	(55)	$49.12	(95)	$44.24
Outstanding at the end of the year	2,579	$42.54	3,530	$37.85
Exercisable at end of year	1,970	$36.39	2,495	$34.45

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

Pursuant to our 2008 Omnibus Incentive Plan, certain executive officers are granted nonvested shares in which the number of shares is dependent upon the Company’s three-year relative total shareholder return as compared to the three-year cumulative average shareholder return of the companies in the S&P 500 stock index, as comprised on the grant date, subject to adjustment. The number of shares which could potentially be issued ranges from zero to 200% of the target award. The grants outstanding subject to market performance as of December 31, 2015 would result in 379,607 shares outstanding at 100% of target and 759,214 at 200% of target at the end of the vesting period. Compensation expense is recognized on a straight-line basis over the measurement period and is based upon the fair market value of the shares estimated to be earned at the date of grant. The fair value of the performance-based shares is estimated on the date of grant using a Monte-Carlo simulation.

The following table summarizes changes in our nonvested stock during the twelve months ended December 31, 2015, 2014 and 2013 and the related weighted-average grant date fair value:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Nonvested at December 31, 2012	1,616	$37.95
Granted	621	$57.82
Vested	(479)	$33.05
Forfeited	(63)	$40.99
Nonvested at December 31, 2013	1,695	$46.50
Granted	580	$70.89
Vested	(480)	$35.83
Forfeited	(95)	$52.16
Nonvested at December 31, 2014	1,700	$57.52
Granted	472	$79.26
Vested	(698)	$39.21
Forfeited	(43)	$59.05
Nonvested at December 31, 2015	1,431	$72.64

The total fair value of nonvested stock that vested during the twelve months ended December 31, 2015, 2014 and 2013, was $65.0 million, $34.4 million and $29.1 million, respectively, based on the weighted-average fair value on the vesting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

date, and $31.3 million, $17.2 million and $15.8 million, respectively, based on the weighted-average fair value on the date of grant. At December 31, 2015, our total unrecognized compensation cost related to nonvested stock was $29.2 million with a weighted-average recognition period of 1.9 years.

10.  SHAREHOLDER RIGHTS PLAN

The Company's Board of Directors terminated the previously adopted shareholder rights plan (sometimes referred to as a ‘poison pill’) effective February 19, 2015.

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

During 2015, we adopted the new generational projection scale with MP-2015 in determining the liability for the U.S. pensions plan. This updated scale, along with the change in the discount rate, contributed to the decrease in the projected benefit obligation as of December 31, 2015.

During 2014, we adopted the new RP-2014 mortality tables and generational projection scale with MP-2014 in determining the liability for USRIP. This new table, along with the change in the discount rate, contributed to the increase in the projected benefit obligation as of December 31, 2014.

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

During the twelve months ended December 31, 2015, we did not make any contributions to the USRIP and made contributions of $0.2 million to the CRIP. During the twelve months ended December 31, 2014, we did not make any

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contributions to the USRIP and made contributions of $1.2 million to the CRIP. At December 31, 2015, the USRIP met or exceeded ERISA’s minimum funding requirements.

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

Obligations and Funded Status.   A reconciliation of the projected benefit obligations, plan assets and funded status of the plans is as follows:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
	(In millions)
Change in projected benefit obligation
Benefit obligation at January 1,	$739.1	$636.8	$19.4	$19.6
Service cost	4.2	4.5	0.3	0.3
Interest cost	30.4	31.1	0.7	0.8
Plan participants' contributions	—	—	0.6	0.5
Amendments	—	3.2	—	—
Actuarial loss (gain)	(59.9)	113.2	1.4	0.5
Foreign currency exchange rate changes	(9.7)	(5.5)	(0.4)	(0.2)
Curtailments	—	(2.6)	—	—
Settlements	—	—	—	—
Benefits paid	(41.4)	(41.6)	(2.4)	(2.1)
Projected benefit obligation at December 31,	662.7	739.1	19.6	19.4
Change in plan assets
Fair value of plan assets at January 1,	570.1	568.1	20.8	21.6
Actual return on plan assets	(5.3)	43.7	(0.2)	1.7
Employer contributions	4.3	5.2	1.8	1.6
Plan participants' contributions	—	—	0.6	0.5
Foreign currency exchange rate changes	(8.8)	(5.3)	—	—
Settlements	—	—	(1.7)	(2.5)
Benefits paid	(41.4)	(41.6)	(2.4)	(2.1)
Fair value of plan assets at December 31,	518.9	570.1	18.9	20.8
Funded status of plan	$(143.8)	$(169.0)	$(0.7)	$1.4

The accumulated benefit obligation for the USRIP, CRIP and Supplemental Retirement Plans was $653.8 million at December 31, 2015. The accumulated benefit obligation for the USRIP, CRIP and Supplemental Retirement Plans was $727.8 million at December 31, 2014.

At December 31, 2015, the USRIP and Supplemental Retirement Plans had projected benefit obligations and accumulated benefit obligations in excess of those plans’ respective assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these plans in the aggregate were $613.1 million, $611.1 million and $474.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million, respectively, at December 31, 2015. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the CRIP were $49.6 million, $42.7 million and $44.3 million, respectively, at December 31, 2015.

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

The following table represents the net amounts recognized, or the funded status of our pension and other postretirement benefit plans, in our Consolidated Balance Sheets at December 31, 2015 and 2014:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
	(In millions)
Amounts recognized in the statements of financial position consist of:
Noncurrent assets	$—	$—	$1.5	$4.2
Current liabilities	(4.2)	(4.0)	(0.2)	(0.2)
Long-term liabilities	(139.6)	(165.0)	(2.0)	(2.6)
Net amount recognized	$(143.8)	$(169.0)	$(0.7)	$1.4

Included in accumulated other comprehensive loss at December 31, 2015 and 2014, were the following amounts that have not yet been recognized in net periodic pension cost:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
	(In millions)
Prior service cost, net of accumulated taxes of $3.6 and $4.0 in 2015 and 2014, respectively, for pension benefits and $(1.6) and $(2.1) in 2015 and 2014, respectively, for other benefits	$6.1	$6.6	$(2.8)	$(3.5)
Net actuarial loss, net of accumulated taxes of $132.6 and $145.5 in 2015 and 2014, respectively, for pension benefits and $3.6 and $2.7 in 2015 and 2014, respectively, for other benefits	236.4	255.7	6.1	4.5
Accumulated other comprehensive loss	$242.5	$262.3	$3.3	$1.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following shows amounts recognized in other comprehensive income (loss) during the twelve months ended December 31, 2015 and 2014:

Changes in plan assets and benefit obligations recognized in other comprehensive income:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
	(In millions)
Amounts arising during the period:
Net actuarial loss (gain), net of taxes of $(6.7) and $39.6 in 2015 and 2014, respectively, for pension benefits and $1.2 and $0.1 in 2015 and 2014, respectively, for other benefits	$(8.4)	$69.0	$1.9	$0.3
Foreign currency exchange rate gain, net of taxes of $(0.3) and $(0.1) in 2015 and 2014, respectively, for pension benefits and $(0.1) in 2015 for other benefits	(0.6)	(0.2)	(0.3)	(0.2)
Prior service cost, net of taxes of $1.2 in 2014, for pension benefits	—	2.0	—	—

Amounts recognized in net periodic benefit cost during the period:
Recognized actuarial loss, net of taxes of $(5.9) and $(4.8) in 2015 and 2014, respectively, for pension benefits and $(0.2) and $0.4 in 2015 and 2014, respectively, for other benefits	(9.9)	(8.1)	(0.4)	0.8
Amortization of prior service cost, net of taxes of $(0.3) and $(0.3) in 2015 and 2014, respectively, for pension benefits and $0.4 and $(0.2) in 2015 and 2014, respectively, for other benefits	(0.6)	(0.5)	0.8	(0.4)
Curtailments, net of taxes of $(1.0) in 2014 for pension benefits	—	(1.6)	—	—
Total recognized in other comprehensive income	$(19.5)	$60.6	$2.0	$0.5

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
	(In millions)
Service cost	$4.2	$4.5	$5.4	$0.3	$0.3	$0.5
Interest cost	30.4	31.1	28.9	0.7	0.8	1.1
Expected return on plan assets	(39.6)	(39.7)	(39.0)	(1.5)	(1.6)	(1.6)
Amortization of prior service cost	0.9	0.8	1.3	(1.2)	0.6	(0.5)
Recognized actuarial loss (gain)	15.8	12.9	17.0	0.6	(1.2)	3.2
Net periodic benefit cost	11.7	9.6	13.6	(1.1)	(1.1)	2.7
Curtailments	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Total net periodic benefit cost	$11.7	$9.6	$13.6	$(1.1)	$(1.1)	$2.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following represents the amount of prior service cost and actuarial loss included in accumulated other comprehensive loss that is expected to be recognized in net periodic benefit cost during the twelve months ending December 31, 2016:

	Pension Benefits	Other Benefits
	(In millions)
Actuarial loss, net of taxes of $5.1 for pension benefits and $0.3 for other benefits	$8.5	$0.5
Prior service cost, net of taxes of $0.3 for pension benefits and $(0.4) for other benefits	$0.5	$(0.7)

Weighted-Average Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31,	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Discount rate	4.86%	4.26%	4.39%	4.05%
Rate of compensation increase	4.71%	4.59%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost at December 31,	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
Discount rate	4.26%	5.07%	4.17%	4.05%	4.49%	4.03%
Expected return on plan assets	7.44%	7.43%	7.43%	7.50%	7.50%	7.50%
Rate of compensation increase	4.71%	3.34%	3.26%	N/A	N/A	N/A

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

Expected Return on Plan Assets.   The expected rate of return on plan assets is based on both our historical returns and forecasted future investment returns by asset class, as provided by our external investment advisor. In 2015, our U.S. pension plan investment losses of 1.1% were below the expected return of 7.5% for the second time in seven years. The expected return for the USRIP for 2016 is 7.25%, which is a reduction from the rate used in 2015. The CRIP earned 2.9% in 2015 which was below its expected return of 6.75% for the second time in seven years. The expected return for the CRIP for 2016 is 6.0%, which is a reduction from the rate used in 2015. The CRIP has a lower expected return due to a higher asset allocation to fixed income securities.

The calculation of the net periodic benefit cost for the USRIP and CRIP utilizes a market-related value of assets. The market-related value of assets recognizes the difference between actual returns and expected returns over five years at a rate of 20% per year.

Healthcare Costs.   For the U.S. plan, an initial 7.0% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2016 for pre-Medicare coverage. The rate was assumed to decrease gradually to an ultimate rate of 5.0% by 2022. An initial 7.0% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2016 for post-Medicare coverage. For the Canadian plan, an initial 6.5% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2016. The rate was assumed to decrease gradually to an ultimate rate of 5.0% by 2019. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one-percentage point change in assumed healthcare cost trend rates at December 31, 2015 would have had the following effects:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	1-Percentage Point Increase	1-Percentage Point Decrease
	(In millions)
Effect on total service and interest cost components	$0.1	$(0.1)
Effect on accumulated postretirement benefit obligation	$1.4	$(1.3)

We estimate that the future benefits payable for our retirement and postretirement plans are as follows at December 31, 2015:

Years ending December 31,	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Other Benefit Plans
	(In millions)
2016	$41.2	$1.8	$1.7
2017	$41.6	$1.9	$1.7
2018	$41.7	$1.9	$1.6
2019	$41.7	$2.0	$1.6
2020	$42.8	$2.0	$1.6
Next five fiscal years to December 31, 2025	$209.2	$11.6	$8.0

Fair Value of Plan Assets.   The fair value of the pension assets at December 31, 2015, is as follows:

			Fair Value Measurements at Reporting Date Using:
Description		Fair Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
Large-Cap Equity	(1)	$123.0	$123.0	$—	$—
Small and Mid-Cap Equity	(1)	28.8	28.8	—	—
International Equity	(1) (2)	79.1	16.0	63.1	—
Fixed Income	(2)	163.0	—	163.0	—
Private Equity	(3)	41.9	—	—	41.9
Hedge Funds	(4)	54.0	—	—	54.0
Real Assets	(5)	17.4	—	—	17.4
Cash	(1)	11.7	11.7	—	—
Total		$518.9	$179.5	$226.1	$113.3

(1)	Fair value is based on observable market prices for the assets.

(2)
For the portion of this asset class categorized as Level 2, fair value is determined using dealer and broker quotations, certain pricing models, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.

(3)
Private equity investments are initially valued at cost. Fund managers periodically review the valuations utilizing subsequent company-specific transactions or deterioration in the company’s financial performance to determine if fair value adjustments are necessary. Private equity investments are typically viewed as long term, less liquid investments with return of capital coming via cash distributions from the sale of underlying fund assets. The Plan intends to hold these investments through each fund’s normal life cycle and wind down period.  As of December 31, 2015, we had $12.8 million of remaining commitments related to these private equity investments.

(4)
Fair value is reported by the fund manager based on observable market prices for actively traded assets within the funds, as well as financial models, comparable financial transactions or other factors relevant to the specific asset for assets with no observable market.  These investments are redeemable quarterly with a range of 30 – 90 days notice.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)
For all assets categorized as Level 3, fair value is reported by the fund manager based on a combination of the following valuation approaches: current replacement cost less deterioration and obsolescence, a discounted cash flow model of income streams, and comparable market sales. As of December 31, 2015, we had $2.5 million of remaining commitments related to the real asset investments.

The following table shows a reconciliation of the beginning and ending balances for assets valued using significant unobservable inputs:

	Private Equity	Hedge Funds	Real Assets
	(In millions)
Balance at December 31, 2014	$35.7	$69.7	$16.5
Return on plan assets:
Unrealized	2.9	0.7	—
Realized	1.6	0.2	1.7
Purchases	5.9	9.6	0.4
Sales	(4.2)	(26.2)	(1.2)
Balance at December 31, 2015	$41.9	$54.0	$17.4

The fair value of the postretirement assets at December 31, 2015, is as follows:

			Fair Value Measurements at Reporting Date Using:
Description		Fair Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
Large-Cap Equity	(1)	$4.8	$4.8	$—	$—
Small and Mid-Cap Equity	(1)	1.1	1.1	—	—
International Equity	(1) (2)	2.2	0.6	1.6	—
Fixed Income	—	5.4	—	5.4	—
Private Equity	(3)	1.6	—	—	1.6
Hedge Funds	(4)	2.1	—	—	2.1
Real Assets	—	0.7	—	—	0.7
Cash	(1)	1.0	0.4	—	—
Total		$18.9	$6.9	$7.0	$4.4

(1)	Fair value is based on observable market prices for the assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gross realized and unrealized gains and losses, purchases and sales for Level 3 postretirement assets were not material for the twelve months ended December 31, 2015.

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

The asset allocation strategy is determined by our external advisor forecasting investment returns by asset class and providing allocation guidelines to maximize returns while minimizing the volatility and correlation of those returns. Investment recommendations are made by our external advisor, working in conjunction with our in-house Investment Committee. The asset allocation and ranges are approved by in-house investment fiduciaries and Plan Administrators, who are Named Fiduciaries under ERISA.

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

No shares of Equifax common stock were directly owned by the Plan at December 31, 2015 or at December 31, 2014.  Not more than 5% of the portfolio (at cost) shall be invested in the securities of any one issuer, with the exceptions of Equifax common stock or other securities, and U.S. Treasury and government agency securities.

The following asset allocation ranges and actual allocations were in effect as of December 31, 2015 and 2014:

	Range			Actual
USRIP	2015		2014	2015	2014
Large-Cap Equity	10%-40%		10%-35%	25.9%	22.4%
Small- and Mid-Cap Equity	0%-15%		0%-15%	6.1%	5.6%
International Equity	10%-30%		10%-30%	12.0%	13.1%
Private Equity	2%-10%		2%-10%	8.8%	6.9%
Hedge Funds	0%-10%	[1]	10%-30%	11.4%	13.5%
Real Assets	2%-10%		2%-10%	3.7%	7.1%
Fixed Income	20%-55%		15%-40%	29.7%	29.9%
Cash	0%-15%		0%-15%	2.4%	1.5%
1 Not all of the requested hedge fund redemptions were yet received as of December 31, 2015.

CRIP Investment and Asset Allocation Strategies.   The primary goal of the asset allocation strategy of the Plan is to produce a total investment return which will satisfy future annual cash benefit payments to participants and minimize future contributions from the Company. Additionally, this strategy will diversify the plan assets to minimize nonsystemic risk and provide reasonable assurance that no single security or class of security will have a disproportionate impact on the Plan. Due to the high funded status of the Plan, the Investment Committee of the CRIP has adopted a conservative asset allocation of 50/50 in equities and fixed income. The Investment Committee maintains an investment policy for the CRIP, which imposes certain limitations and restrictions regarding allowable types of investments. The current investment policy imposes those restrictions on investments or transactions such as (1) Equifax common stock or securities, except as might be incidental to any pooled funds which the plan may have, (2) commodities or loans, (3) short sales and the use of margin accounts, (4) put and call options, (5) private placements, and (6) transactions which are “related-party” in nature as specified by the Canadian Pension Benefits Standards Act and its regulations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following specifies the asset allocation ranges and actual allocation as of December 31, 2015 and 2014:

		Actual
CRIP	Range	2015	2014
Canadian Equities	25%-50%	34.6%	34.9%
International Equities (including U.S. Equities)	0%-19%	15.1%	14.8%
Fixed Income	40%-60%	49.3%	49.3%
Money Market	0%-10%	1.0%	1.0%

Equifax Retirement Savings Plans.   Equifax sponsors a tax qualified defined contribution plan, the Equifax Inc. 401(k) Plan, or the Plan. We provide a discretionary match of participants’ contributions, up to four or six percent of employee eligible pay depending on certain eligibility rules under the Plan. We also provide a discretionary direct contribution to certain eligible employees, the percentage of which is based upon an employee’s credited years of service. Company contributions for the Plan during the twelve months ended December 31, 2015, 2014 and 2013 were $23.9 million, $21.5 million and $21.3 million, respectively.

Foreign Retirement Plans.   We also maintain defined contribution plans for certain employees in the U.K., Ireland and Canada. For the years ended December 31, 2015, 2014 and 2013, our expenses related to these plans were not material.

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

Annual Incentive Plan.   We have a shareholder-approved Key Management Incentive Plan (Annual Incentive Plan), which is a component of our amended and restated 2008 Omnibus Incentive Plan, for certain key officers that provides for annual or long-term cash awards at the end of various measurement periods, based on the earnings per share, revenue and/or various other criteria over the measurement period. Our total accrued incentive compensation for all incentive plans included in accrued salaries and bonuses on our Consolidated Balance Sheets was $83.1 million and $60.7 million at December 31, 2015 and 2014, respectively.

Employee Benefit Trusts.   We maintain employee benefit trusts for the purpose of satisfying obligations under certain benefit plans. These trusts held 0.6 million shares of Equifax stock with a value, at cost, of $5.9 million at December 31, 2015 and 2014, as well as cash, which was not material for both periods presented. The employee benefits trusts are as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component, after tax, for the twelve months ended December 31, 2015, are as follows:

	Foreign currency	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2014	$(170.3)	$(263.3)	$(1.8)	$(435.4)
Other comprehensive income before reclassifications	(67.1)	7.4	0.2	(59.5)
Amounts reclassified from accumulated other comprehensive income	—	10.1	—	10.1
Net current-period other comprehensive income	(67.1)	17.5	0.2	(49.4)
Balance, December 31, 2015	$(237.4)	$(245.8)	$(1.6)	$(484.8)

Reclassifications out of accumulated other comprehensive income for the twelve months ended December 31, 2015, are as follows:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
	(In millions)
Amortization of pension and other postretirement plan items:
Prior service cost	$0.3	(1)
Recognized actuarial loss	(16.4)	(1)
	(16.1)	Total before tax
	6.0	Tax benefit
	$(10.1)	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 11 Benefit Plans for additional details).

Changes in accumulated other comprehensive income related to noncontrolling interests were not material as of December 31, 2015.

13.  RESTRUCTURING CHARGES

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
The restructuring charge primarily relates to a reduction of headcount of approximately 300 positions resulting in a charge of $16.2 million, which was accrued for under existing severance plans or statutory requirements. The remainder was related to costs associated with real estate exits of $1.2 million and other integration costs of $3.3 million. Generally, severance benefits for our U.S. and international employees are paid in the form of a lump sum cash payment according to the number of weeks of severance benefit provided to the employee. Payments related to the above restructuring charges totaled $16.6 million for the twelve months ended December 31, 2015. Payments related to the above restructuring charges will be substantially completed in the first quarter of 2016.
In the fourth quarter of 2013, we recorded a restructuring charge to realign internal resources of $9.3 million ($5.9 million, net of tax) in selling, general and administrative expenses on our Consolidated Statements of Income primarily related to headcount reductions of approximately 160 positions. This charge resulted from our continuing efforts to align our business

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

14.  SEGMENT INFORMATION

Organizational Realignment. In 2015, the personal solutions business in the United Kingdom was consolidated into the North America Personal Solutions segment, which was reorganized into the Personal Solutions segment. Additionally in 2015, the direct to consumer reseller businesses in the U.S., Canada, and the United Kingdom were also consolidated into the Personal Solutions segment. These changes were driven by an enterprise wide strategy to maximize the penetration of our products and services in our targeted markets. We determined that market focus and operating efficiency could be further improved by reorganizing and consolidating the United States, Canada and the United Kingdom Personal Solutions and Direct to Consumer Reseller operating activities into one segment, Personal Solutions. As a result, we modified our segment reporting effective 2015. Our financial results for the years ended December 31, 2014 and 2013 have been recast below to reflect our new organizational structure.

On July 1, 2014 the North America Commercial Solutions operating segment was consolidated into the U.S. Consumer Information Solutions and International operating segments. The change was driven by an enterprise wide distribution marketing strategy to maximize the penetration of our products and services in our targeted markets. In an effort to accelerate our penetration and simplify how our commercial information customers interact with us, we have reorganized our operating segments. The U.S. portion of the North America Commercial Solutions (“NACS”) operating segment was consolidated into the U.S. Consumer Information Solutions operating segment. The combined operating segment was renamed U.S. Information Solutions. The Canadian portion of the NACS operating segment was consolidated into the Canada operations of the International operating segment. As a result, we modified our segment reporting effective in the third quarter of 2014. Our financial results for the year ended December 31, 2013 have been recast below to reflect our new organizational structure.

Reportable Segments.   We manage our business and report our financial results through the following four reportable segments, which are the same as our operating segments:

•	U.S. Information Solutions

•	International

•	Workforce Solutions

•	Personal Solutions

The accounting policies of the reportable segments are the same as those described in our summary of significant accounting policies (see Note 1). We evaluate the performance of these reportable segments based on their operating revenue, operating income and operating margins, excluding any unusual or infrequent items, if any. The measurement criteria for segment profit or loss and segment assets are substantially the same for each reportable segment. Inter-segment sales are not material for all periods presented. All transactions between segments are accounted for at fair market value or cost depending on the nature of the transaction, and no timing differences occur between segments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Workforce Solutions.   This segment includes employment, income and social security number verification services as well as complementary payroll-based transaction services and employment tax management services.

Personal Solutions.   This segment includes credit information, credit monitoring and identity theft protection products sold directly to consumers via the internet and in various hard-copy formats in the U.S., Canada, and the U.K. We also sell consumer and credit information to resellers who combine our information with other information to provide direct to consumer monitoring, reports and scores.

Segment information for the twelve months ended December 31, 2015, 2014 and 2013 and as of December 31, 2015 and 2014 is as follows:

	Twelve Months Ended December 31,
Operating revenue:	2015	2014	2013
	(In millions)
U.S. Information Solutions	$1,171.3	$1,079.9	$1,054.5
International	568.5	572.2	497.8
Workforce Solutions	577.7	490.1	474.1
Personal Solutions	346.1	294.2	277.5
Total operating revenue	$2,663.6	$2,436.4	$2,303.9

	Twelve Months Ended December 31,
Operating income:	2015	2014	2013
	(In millions)
U.S. Information Solutions	$491.2	$421.0	$401.3
International	113.5	121.0	145.3
Workforce Solutions	218.8	160.7	142.6
Personal Solutions	95.2	93.4	79.3
General Corporate Expense	(224.8)	(157.9)	(157.3)
Total operating income	$693.9	$638.2	$611.2

	December 31,
Total assets:	2015	2014
	(In millions)
U.S. Information Solutions	$1,869.6	$1,931.3
International	830.2	965.3
Workforce Solutions	1,268.5	1,271.3
Personal Solutions	197.9	194.9
General Corporate	342.8	298.2
Total assets	$4,509.0	$4,661.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended December 31,
Depreciation and amortization expense:	2015	2014	2013
	(In millions)
U.S. Information Solutions	$83.3	$86.7	$88.8
International	40.1	44.2	24.1
Workforce Solutions	42.0	42.6	51.7
Personal Solutions	9.4	8.2	7.5
General Corporate	23.2	20.1	17.5
Total depreciation and amortization expense	$198.0	$201.8	$189.6

	Twelve Months Ended December 31,
Capital expenditures:	2015	2014	2013
	(In millions)
U.S. Information Solutions	$21.9	$16.6	$16.7
International	25.7	15.2	19.7
Workforce Solutions	22.1	13.1	14.6
Personal Solutions	11.2	9.2	6.9
General Corporate	69.8	32.3	25.4
Total capital expenditures	$150.7	$86.4	$83.3

Financial information by geographic area is as follows:

	Twelve Months Ended December 31,
	2015		2014		2013
			(In millions)
Operating revenue (based on location of customer):	Amount	%	Amount	%	Amount	%
U.S.	$2,041.7	77%	$1,810.2	74%	$1,766.0	77%
U.K.	224.1	8%	217.0	9%	144.7	6%
Canada	135.5	5%	154.2	6%	155.6	7%
Other	262.3	10%	255.0	11%	237.6	10%
Total operating revenue	$2,663.6	100%	$2,436.4	100%	$2,303.9	100%

	December 31,
	2015		2014
		(In millions)
Long-lived assets:	Amount	%	Amount	%
U.S.	$3,248.3	82%	$3,287.5	81%
U.K.	353.1	9%	371.9	9%
Canada	45.5	1%	55.8	1%
Other	300.5	8%	355.3	9%
Total long-lived assets	$3,947.4	100%	$4,070.5	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2015 and 2014 was as follows:

	Three Months Ended
2015	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
Operating revenue	$651.8	$678.1	$667.4	$666.3
Operating income	$154.2	$188.5	$174.3	$176.9
Consolidated net income	$89.6	$112.5	$119.7	$113.0
Net income attributable to Equifax	$88.3	$111.0	$117.9	$111.9
Basic earnings per share*
Net income attributable to Equifax	$0.74	$0.94	$1.00	$0.94
Diluted earnings per share*
Net income attributable to Equifax	$0.73	$0.92	$0.98	$0.93

	Three Months Ended
2014	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
Operating revenue	$584.5	$613.9	$613.4	$624.6
Operating income	$151.9	$167.4	$153.7	$165.2
Consolidated net income	$86.3	$94.5	$94.4	$98.8
Net income attributable to Equifax	$83.9	$92.8	$92.7	$98.0
Basic earnings per share*
Net income attributable to Equifax	$0.69	$0.76	$0.77	$0.82
Diluted earnings per share*
Net income attributable to Equifax	$0.67	$0.75	$0.75	$0.80

*	The sum of the quarterly EPS does not equal the annual EPS due to changes in the weighted-average shares between periods.

The comparability of our quarterly financial results during 2015 and 2014 was impacted by certain events, as follows:

•
During Q1 2015, we recorded a $20.7 million restructuring charge ($13.2 million, net of tax) all of which was recorded in selling, general and administrative expenses on our Consolidated Statements of Income. For additional information about our acquisitions, see Note 13 of the Notes to Consolidated Financial Statements.

•
During Q2 2015, we recorded a 46.0 million Brazilian Reais ($14.8 million) impairment of our investment in BVS. For additional information about our acquisitions, see Note 2 of the Notes to Consolidated Financial Statements.

•
During Q1 2014, we made two acquisitions, the TDX and Forseva, for a total of $338.8 million. For additional information about our acquisitions, see Note 4 of the Notes to Consolidated Financial Statements.

16.  SUBSEQUENT EVENT

              The Company intends to acquire 100% of the ordinary shares of Veda, as announced on November 21, 2015, for cash consideration of approximately $1.7 billion (2.4 billion Australian dollars) and debt assumed of approximately $188.4 million (261.5 million Australian dollars).  The Company will account for this acquisition in accordance with ASC 805, Business Combinations, which requires the assets acquired and the liabilities assumed to be measured at fair value at the date of the acquisition. The Company has not included the unaudited pro forma information in this filing, as the Company has not yet finalized the acquisition.

In connection with the Veda acquisition, on February 9, 2016 we have drawn down on the Term Loan Facility for $800.0 million, and on February 16, 2016, we have drawn down on the 364-day Revolver for $275.0 million.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of Equifax’s internal control over financial reporting as of December 31, 2015 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based on this assessment using those criteria, our management concluded that, as of December 31, 2015, Equifax’s internal control over financial reporting was effective. Management reviewed the results of its assessment with the Audit Committee of its Board of Directors. The effectiveness of Equifax’s internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, Equifax’s independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Form 10-K on page 54.

There were no acquisitions completed during 2015 that were material to the 2015 consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning directors required by Item 401 of Regulation S-K is included under the caption “Proposal 1 - Election of 10 Director Nominees Listed in Proxy Statement” in our definitive Proxy Statement to be filed pursuant to Regulation 14A (the 2016 Proxy Statement), and that information is incorporated by reference in this Form 10-K. Information concerning executive officers required by Item 401 of Regulation S-K is located under Part I, Item 4(a) of this Form 10-K. The information required by Item 405 of Regulation S-K is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement, and that information is incorporated by reference in this Form 10-K. The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is included under the captions “Committees of the Board of Directors - Membership on Board Committees” and “Committees of the Board of Directors - Audit Committee Report” in the 2016 Proxy Statement, and that information is incorporated by reference in this Form 10-K.
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

ITEM 11.  EXECUTIVE COMPENSATION
The information required by Item 402 of Regulation S-K is included in the text and tables under the captions “Executive Compensation” and “Director Compensation” in the 2016 Proxy Statement and that information is incorporated by reference in this Form 10-K. The information required by Items 407(e)(4) and (e)(5) of Regulation S-K is included under the captions “Executive Compensation - Compensation Committee Interlocks and Insider Participation” and “Executive Compensation - Compensation Committee Report” in the 2016 Proxy Statement, and that information is furnished by incorporation by reference in this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is included under the heading “Security Ownership of Management and Certain Beneficial Owners” in the 2016 Proxy Statement, and that information is incorporated by reference in this Form 10-K. The information required by this Item 12 related to our equity compensation plans that authorize the issuance of shares of Equifax Inc. common stock to employees and directors is included under the heading “Executive Compensation - Equity Compensation Plan Information” in the 2016 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by Item 12 regarding the securities authorized for issuance under our equity compensation plans is included in the section captioned “Equity Compensation Plan Information” in our 2016 Proxy Statement which information is incorporated by reference into this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included under the captions “Corporate Governance - Related Person Transaction Policy,” “Corporate Governance - Certain Relationships and Related Person Transactions of Directors, Executive Officers, and 5 Percent Stockholders,” and “Corporate Governance - Director Independence” in the 2016 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included under the caption “Proposal 2 - Ratification of Appointment of Ernst & Young LLP as Independent Auditor for 2016” in the 2016 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed as a Part of This Report:

(1)	Financial Statements. The following financial statements are included in Item 8 of Part II:

•	Consolidated Balance Sheets — December 31, 2015 and 2014;

•	Consolidated Statements of Income for the Years Ended December 31, 2015, 2014 and 2013;

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013;

•	Consolidated Statements of Shareholders’ Equity and Other Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013; and

•	Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules.

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

(b)    Exhibits. See Item 15(a)(3).

(c) Financial Statement Schedules. See Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2016.

EQUIFAX INC.
(Registrant)

By:	/s/ RICHARD F. SMITH
Richard F. Smith
Chairman and Chief Executive Officer

We, the undersigned directors and executive officers of Equifax Inc., hereby severally constitute and appoint John W. Gamble, Jr. and Nuala M. King, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the SEC, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2016.

/s/ RICHARD F. SMITH
Richard F. Smith
Director, Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ JOHN W. GAMBLE, JR.
John W. Gamble, Jr.
Corporate Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ NUALA M. KING
Nuala M. King
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

/s/ JAMES E. COPELAND, JR.
James E. Copeland, Jr.
Director

/s/ ROBERT D. DALEO
Robert D. Daleo
Director

/s/ WALTER W. DRIVER, JR.
Walter W. Driver, Jr.
Director

/s/ MARK L. FEIDLER
Mark L. Feidler
Director

/s/ L. PHILLIP HUMANN
L. Phillip Humann
Director

/s/ ROBERT D. MARCUS
Robert D. Marcus
Director

/s/ SIRI S. MARSHALL
Siri S. Marshall
Director

/s/ JOHN A. MCKINLEY
John A. McKinley
Director

/s/ MARK B. TEMPLETON
Mark B. Templeton
Director

2015 Form 10-K
EXHIBIT INDEX

Exhibit Number	Description

Plan of Acquisition
2.1
Scheme Implementation Deed, dated as of November 22, 2015 (Sydney, Australia time), by and between Equifax Inc. and Veda Group Limited (incorporated by reference to Exhibit 2.1 to Equifax's Form 8-K filed November 24, 2015).

Articles of Incorporation and Bylaws

3.1	Amended and Restated Articles of Incorporation of Equifax Inc. (incorporated by reference to Exhibit 3.1 to Equifax's Form 8-K filed May 14, 2009).
3.2	Amended and Restated Bylaws of Equifax Inc. (incorporated by reference to Exhibit 3.2 to Equifax's Form 8-K filed May 4, 2015).

Instruments Defining the Rights of Security Holders, Including Indentures

4.1
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

4.6
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

Management Contracts and Compensatory Plans or Arrangements

10.1	Form of Director/Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed May 14, 2009).
10.2	Form of New Change in Control Agreement (Tier I or Tier II) (incorporated by reference to Exhibit 10.2 to Equifax’s Form 10-K filed February 22, 2013).
10.3	Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (incorporated by reference to Appendix C to Equifax’s definitive proxy statement on Schedule 14A filed March 20, 2013).
10.4	Equifax Inc. Non-Employee Director Stock Option Plan and Form of Non-Employee Director Stock Option Agreement (incorporated by reference to Exhibit 10.16 to Equifax’s Form 10-K filed March 31, 1999).
10.5	Equifax Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.7 to Equifax’s Form 10-K filed March 29, 2001).
10.6(a)*	Supplemental Retirement Plan for Executives of Equifax Inc.

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

Material Contracts

10.31	Commercial Paper Dealer Agreement dated May 22, 2007, between Equifax Inc. and Bank of America Securities LLC (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed May 23, 2007).
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

14.1	Code of Ethics (The Equifax Business Ethics and Compliance Program)(incorporated by reference to Exhibit 14.1 to Equifax’s Form 10-K filed February 23, 2012).
21.1*	Subsidiaries of Equifax Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Powers of Attorney (included on signature page).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.

* Filed herewith.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

2015

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$7.2	$4.3	$—	$(4.0)	$7.5
Deferred income tax asset valuation allowance	121.4	(1.5)	(13.0)	116.0	222.9
	$128.6	$2.8	$(13.0)	$112.0	$230.4

2014

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$6.8	$2.5	$—	$(2.1)	$7.2
Deferred income tax asset valuation allowance	119.8	(3.6)	(12.5)	17.7	121.4
	$126.6	$(1.1)	$(12.5)	$15.6	$128.6

2013

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$6.3	$2.8	$—	$(2.3)	$6.8
Deferred income tax asset valuation allowance	102.5	19.4	1.9	(4.0)	119.8
	$108.8	$22.2	$1.9	$(6.3)	$126.6