Form 10-Q
period 2016-03-31
EQUIFAX INC
filed 2016-04-29
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

On April 12, 2016, there were 119,013,907 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED March 31, 2016

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to future operating results, are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors,” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015, and those described from time to time in our future reports filed with the Securities and Exchange Commission. As a result of such risks and uncertainties, we urge you not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2016	2015
(In millions, except per share amounts)
Operating revenue	$728.3	$651.8
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	253.3	215.1
Selling, general and administrative expenses	243.1	232.9
Depreciation and amortization	55.7	49.6
Total operating expenses	552.1	497.6
Operating income	176.2	154.2
Interest expense	(20.1)	(16.1)
Other expense, net	(2.1)	(0.5)
Consolidated income from operations before income taxes	154.0	137.6
Provision for income taxes	(51.6)	(48.0)
Consolidated net income	102.4	89.6
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(0.3)	(1.3)
Net income attributable to Equifax	$102.1	$88.3
Basic earnings per common share:
Net income attributable to Equifax	$0.86	$0.74
Weighted-average shares used in computing basic earnings per share	118.8	119.4
Diluted earnings per common share:
Net income attributable to Equifax	$0.85	$0.73
Weighted-average shares used in computing diluted earnings per share	120.8	121.7
Dividends per common share	$0.33	$0.29

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31, 2016
	2016			2015
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$102.1	$0.3	$102.4	$88.3	$1.3	$89.6
Other comprehensive income (loss):
Foreign currency translation adjustment	98.4	(0.3)	98.1	(37.1)	(1.6)	(38.7)
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans, net	2.2	—	2.2	2.5	—	2.5
Change in cumulative loss from cash flow hedging transactions, net	0.2	—	0.2	0.2	—	0.2
Comprehensive income (loss)	$202.9	$—	$202.9	$53.9	$(0.3)	$53.6

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
(In millions, except par values)	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$96.8	$93.3
Trade accounts receivable, net of allowance for doubtful accounts of $9.4 and $7.5 at March 31, 2016 and December 31, 2015, respectively	424.7	349.8
Prepaid expenses	55.7	39.3
Other current assets	52.9	79.2
Total current assets	630.1	561.6
Property and equipment:
Capitalized internal-use software and system costs	225.9	212.5
Data processing equipment and furniture	263.7	247.8
Land, buildings and improvements	199.9	194.6
Total property and equipment	689.5	654.9
Less accumulated depreciation and amortization	(292.1)	(288.1)
Total property and equipment, net	397.4	366.8
Goodwill	4,022.3	2,571.0
Indefinite-lived intangible assets	94.9	94.7
Purchased intangible assets, net	1,471.8	827.9
Other assets, net	116.4	79.5
Total assets	$6,732.9	$4,501.5
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$1,185.4	$49.3
Accounts payable	55.9	40.6
Accrued expenses	155.6	112.7
Accrued salaries and bonuses	68.4	139.2
Deferred revenue	108.0	96.8
Other current liabilities	156.1	165.2
Total current liabilities	1,729.4	603.8
Long-term debt	1,883.8	1,138.4
Deferred income tax liabilities, net	364.4	205.5
Long-term pension and other postretirement benefit liabilities	144.7	146.4
Other long-term liabilities	77.8	57.0
Total liabilities	4,200.1	2,151.1
Commitments and Contingencies (see Note 6)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at March 31, 2016 and December 31, 2015; Outstanding shares - 119.0 and 118.7 at March 31, 2016 and December 31, 2015, respectively	236.6	236.6
Paid-in capital	1,273.4	1,260.5
Retained earnings	3,896.2	3,834.4
Accumulated other comprehensive loss	(384.0)	(484.8)
Treasury stock, at cost, 69.7 shares and 70.0 shares at March 31, 2016 and December 31, 2015, respectively	(2,529.0)	(2,529.9)
Stock held by employee benefit trusts, at cost, 0.6 shares at March 31, 2016 and December 31, 2015	(5.9)	(5.9)
Total Equifax shareholders' equity	2,487.3	2,310.9
Noncontrolling interests including redeemable noncontrolling interests	45.5	39.5
Total equity	2,532.8	2,350.4
Total liabilities and equity	$6,732.9	$4,501.5

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In millions)
Operating activities:
Consolidated net income	$102.4	$89.6
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	56.8	50.3
Stock-based compensation expense	16.3	18.2
Excess tax benefits from stock-based compensation plans	(10.9)	(14.0)
Deferred income taxes	1.1	3.6
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(45.4)	(30.6)
Prepaid expenses and other current assets	17.5	14.0
Other assets	(0.5)	4.9
Current liabilities, excluding debt	(46.1)	(33.1)
Other long-term liabilities, excluding debt	(0.9)	—
Cash provided by operating activities	90.3	102.9
Investing activities:
Capital expenditures	(40.2)	(21.6)
Acquisitions, net of cash acquired	(1,727.8)	(4.4)
Economic hedges	(10.8)	—
Investment in unconsolidated affiliates, net	—	(0.1)
Cash used in investing activities	(1,778.8)	(26.1)
Financing activities:
Net short-term borrowings (repayments)	900.1	(2.8)
Payments on long-term debt	(10.0)	—
Borrowings on long-term debt	800.0	—
Treasury stock purchases	—	(89.9)
Dividends paid to Equifax shareholders	(39.2)	(34.7)
Dividends paid to noncontrolling interests	(1.7)	(1.6)
Proceeds from exercise of stock options	4.1	11.4
Excess tax benefits from stock-based compensation plans	10.9	14.0
Cash provided by (used in) financing activities	1,664.2	(103.6)
Effect of foreign currency exchange rates on cash and cash equivalents	27.8	(6.5)
Increase (decrease) in cash and cash equivalents	3.5	(33.3)
Cash and cash equivalents, beginning of period	93.3	128.3
Cash and cash equivalents, end of period	$96.8	$95.0

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND OTHER COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2016

(Unaudited)

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2015	118.7	$236.6	$1,260.5	$3,834.4	$(484.8)	$(2,529.9)	$(5.9)	$39.5	$2,350.4
Net income	—	—		102.1				0.3	102.4
Other comprehensive loss	—	—	—	—	100.8	—	—	(0.3)	100.5
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.3	—	(14.5)	—	—	0.9	—	—	(13.6)
Treasury stock purchased under share repurchase program*	—	—	—	—	—	—	—	—	—
Cash dividends ($0.33 per share)	—	—	—	(39.4)	—	—	—	—	(39.4)
Dividends paid to employee benefits trusts	—	—	0.2	—	—	—	—	—	0.2
Stock-based compensation expense	—	—	16.3	—	—	—	—	—	16.3
Tax effects of stock-based compensation plans	—	—	10.9	—	—	—	—	—	10.9
Acquisition of Veda noncontrolling interests	—	—	—	—	—	—	—	6.7	6.7
Redeemable noncontrolling interest adjustment	—	—	—	(0.9)	—	—	—	1.0	0.1
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(1.7)	(1.7)
Balance, March 31, 2016	119.0	$236.6	$1,273.4	$3,896.2	$(384.0)	$(2,529.0)	$(5.9)	$45.5	$2,532.8

* At March 31, 2016, $667.2 million was available for future purchases of common stock under our share repurchase authorization.

Accumulated Other Comprehensive Loss consists of the following components:

	March 31, 2016	December 31, 2015
	(In millions)
Foreign currency translation	$(139.0)	$(237.4)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $137.3 and $138.2 at March 31, 2016 and December 31, 2015, respectively	(243.6)	(245.8)
Cash flow hedging transactions, net of accumulated tax of $0.9 and $1.0 at March 31, 2016 and December 31, 2015, respectively	(1.4)	(1.6)
Accumulated other comprehensive loss	$(384.0)	$(484.8)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2016

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations.   We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain human resources, employment tax and payroll-related business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. We also provide information, technology and services to support debt collections and recovery management. As of March 31, 2016, we operated in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We also maintain support operations in the Republic of Ireland. We also offer consumer credit services in India, Singapore, Cambodia, Malaysia, Saudi Arabia, and Russia through joint ventures and have an investment in a consumer and commercial credit information company in Brazil.

We develop, maintain and enhance secured proprietary information databases through the compilation of consumer specific data, including credit, employment, asset, liquidity, net worth and spending activity, and business data, including credit and business demographics, that we obtain from a variety of sources, such as credit granting institutions, public record information, income and tax information primarily from large to mid-sized companies in the U.S., and survey-based marketing information.  We process this information utilizing our proprietary information management systems.

Basis of Presentation.   The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, the instructions to Form 10-Q and applicable sections of Regulation S-X. To understand our complete financial position and results, as defined by GAAP, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”).

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

	Three Months Ended March 31,
	2016	2015
	(In millions)
Weighted-average shares outstanding (basic)	118.8	119.4
Effect of dilutive securities:
Stock options and restricted stock units	2.0	2.3
Weighted-average shares outstanding (diluted)	120.8	121.7

For the three months ended March 31, 2016 and 2015, the stock options that were anti-dilutive were not material.

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

Financial Instruments.   Our financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable and short- and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for publicly traded instruments, and for non-publicly traded instruments through valuation techniques depending on the specific characteristics of the debt instrument. As of March 31, 2016 and December 31, 2015, the fair value of our long-term debt, based on observable inputs was $2.0 billion and $1.2 billion, respectively compared to its carrying value of $1.9 billion and $1.1 billion, respectively.

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

Economic Hedges.   In December 2015, in anticipation of the acquisition of Veda Group Limited ("Veda"), we purchased foreign currency options to buy Australian dollars with a weighted average strike price of $0.7225 and a notional value of 1.0 billion Australian dollars. These foreign currency options ("options") were designed to act as economic hedges for the pending Veda acquisition and have been marked to market. The options had an expiry date of February 18, 2016. We recorded a mark-to-market gain on the options of $4.7 million for the year ended December 31, 2015, which was recorded in other income (expense), net. The fair value of these options at December 31, 2015 were $14.4 million, and were recorded in other current assets, net, on our Consolidated Balance Sheet. In January 2016, we purchased additional options for a notional amount of 1.0 billion Australian dollars, with a weighted average strike price of $0.7091, with expiry dates of February 11, 2016 and February 16, 2016. We settled all of the options on the respective settlement dates in February 2016. We recognized a net loss of $15.4 million related to the options in the first quarter of 2016, which was recorded in other income (expense), net.

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

The following table presents items measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value of Assets (Liabilities) at March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Deferred Compensation Plan Assets(1)	$24.3	$24.3	$—	$—
Deferred Compensation Plan Liability(1)	(24.3)	—	(24.3)	—
Total	$—	$24.3	$(24.3)	$—

(1)        We maintain deferred compensation plans that allow for certain management employees to defer the receipt of compensation (such as salary, incentive compensation and commissions) until a later date based on the terms of the plan. The liability representing benefits accrued for plan participants is valued at the quoted market prices of the participants’ investment elections. The asset consists of mutual funds reflective of the participants’ investment selections and is valued at daily quoted market prices.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. As disclosed in Note 3, we completed our acquisition of Veda during the three months ended March 31, 2016. The values of net assets acquired and the resulting goodwill were recorded at fair value using Level 3 inputs. The majority of the related current assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and definite-lived intangible assets acquired in this acquisition were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates in the present value calculations. The fair value of the equity method investment assets acquired were internally estimated based on the market approach. Under the market approach, we estimated fair value based on market multiples of comparable companies.

Other Current Assets. Other current assets on our Consolidated Balance Sheets primarily represent amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of March 31, 2016, these assets were approximately $29.3 million, with a fully offsetting balance in other current liabilities. These amounts are restricted as to their current use, and will be released according to the specific customer agreements. Other current assets also include certain current tax accounts.

Variable Interest Entities.  We hold interests in certain entities, including credit data, information solutions and debt collections and recovery management ventures, that are considered variable interest entities, or VIEs.  These variable interests relate to ownership interests that require financial support for these entities.  Our investments related to these VIEs totaled $12.9 million at March 31, 2016, representing our maximum exposure to loss, with the exception of the guarantees referenced in Note 6.  We are not the primary beneficiary and are not required to consolidate any of these VIEs, with the exception of a debt collections and recovery management venture, for which we meet the consolidation criteria under ASC 810. In regards to that consolidated VIE, we have a 75% equity ownership interest and control of the activities that most significantly impact the VIE's economic performance. The assets and liabilities of the VIE for which we are the primary beneficiary were not significant to the Company’s consolidated financial statements, and no gain or loss was recognized because of its consolidation.

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

Other Current Liabilities. Other current liabilities on our Consolidated Balance Sheets consist of the offset to other current assets, related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of March 31, 2016, these funds were approximately $29.3 million. These amounts are restricted as to their current use, and will be released according to the specific customer agreements. Other current liabilities also include various accrued liabilities such as interest expense, accrued employee benefits, accrued taxes, accrued payroll, and accrued legal expenses.

Change in Accounting Principle. In April 2015, the FASB issued ASU 2015-03 “Interest - Imputation of Interest.” The guidance modified the presentation of debt issuance costs, to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15 "Interest - Imputation of Interest", which updated the ASU 2015-03 guidance to state that the SEC staff would not object to an entity deferring and presenting debt issuance costs relating to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2015, and interim periods within those annual periods.

The Company has adopted the new guidance and retrospectively presented the debt issuance costs related to its long-term debt as a deduction from the carrying amount of the associated debt on its Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015. The Company continues to present the debt issuance costs related to its revolving credit facilities as an asset on its Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015. This change did not affect the Company's consolidated statements of income, cash flows, or shareholders' equity.

Recent Accounting Pronouncements.    Share-based payments. In March 2016, the FASB issued ASU 2016-09 "Compensation - Stock Compensation (Topic 718)". This standard requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective in 2017 with early adoption permitted. The Company is currently evaluating the impact of this guidance on its Consolidated Financial Statements and the timing of adoption.

Equity method investments. In March 2016, the FASB issued ASU 2016-07 "Investments - Equity Method and Joint Ventures (Topic 323)". This standard eliminates the requirement that an investor retrospectively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for the equity method. The guidance requires that an equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The guidance is effective in 2017 with early adoption permitted. The Company is evaluating the timing of adoption of this guidance and the potential effects on its Consolidated Financial Statements.

Leases. In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)”. This standard requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current lease accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. All entities will classify leases to determine how to recognize lease-related revenue and expense. The guidance becomes effective for fiscal years and interim reporting periods beginning after December 15, 2018. The Company is evaluating the potential effects of the adoption of this standard on its Consolidated Financial Statements.

Reporting of Provisional Amounts in a Business Combination. In September 2015, the FASB issued ASU 2015-03 “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. This standard eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new standard requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes. The guidance became effective for fiscal years and interim reporting periods beginning after December 15, 2015. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations and cash flows.

Cloud Computing Arrangements. In April 2015, the FASB issued ASU 2015-05 “Intangibles—Goodwill and Other—Internal-Use Software: Customer's Accounting for Fees Paid in a cloud Computing Arrangement.” The update provides criteria for customers in a cloud computing arrangement to use to determine whether the arrangement includes a license of software.

The guidance becomes effective for fiscal years and interim reporting periods beginning after December 15, 2015. We have elected to adopt the standard prospectively. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations and cash flows.

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

2. IMPAIRMENT OF INVESTMENT IN BOA VISTA SERVICOS

We hold a 15% equity interest in Boa Vista Servicos ("BVS"), which is the second largest consumer and commercial credit information company in Brazil. This investment is recorded in other assets, net, on the Consolidated Balance Sheets and is accounted for using the cost method. As of December 31, 2015 our investment in BVS was recorded at 44 million Brazilian Reais, which approximated the fair value. The fair value was determined by management using income and market approaches. The carrying value has decreased by $38.2 million related to the foreign exchange impact since 2011, which is included in the foreign currency translation adjustments in accumulated other comprehensive income. As of March 31, 2016, our investment in BVS, recorded at 44 million Reais ($12.3 million), approximated the fair value.

3. ACQUISITIONS AND INVESTMENTS

2016 Acquisitions and Investments. On February 24, 2016, the Company completed the acquisition of 100% of the ordinary voting shares of Veda for cash consideration of approximately $1.7 billion (2.4 billion Australian dollars) and debt assumed of approximately $189.5 million (261.9 million Australian dollars). The acquisition provides a strong platform for Equifax to offer data and analytic services and further broaden the Company's geographic footprint. Veda stockholders received 2.825 Australian dollars in cash for each share of Veda common stock they owned. The Company financed the transaction with $1.7 billion of debt, consisting of commercial paper, an $800 million 364-Day revolving credit facility (the "364-Day Revolver"), and an $800 million three-year delayed draw term loan facility (the "Term Loan"). Refer to Note 5 for further discussion on debt.

The primary areas of the purchase price that are not yet finalized are related to income taxes, provisions, unearned revenue, intangible assets, property and equipment, working capital, amortization and depreciation lives, and residual goodwill, including the allocation between reporting units. Accordingly, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the valuation date.

The preliminary valuation of acquired assets and assumed liabilities at the date of the acquisition, include the following:

(In millions)
Cash	$22.7
Accounts receivable and other current assets	35.3
Other assets	41.6
Identifiable intangible assets (1)	654.6
Goodwill (2)	1,403.4
Total assets acquired	$2,157.6
Debt(3)	(189.5)
Other current liabilities	(37.5)
Other liabilities	(173.4)
Non-controlling interest	(6.7)
Net assets acquired	$1,750.5

(1)    Identifiable intangible assets are further disaggregated in the table below.
(2)    The goodwill is included in the International segment and is not deductible for tax purposes.
(3)    The Veda debt of $191 million was paid in full on March 10, 2016.

The primary reasons that the purchase price of the Veda acquisition exceeded the fair value of the net assets acquired, which resulted in the recognition of goodwill, were attributable to new growth opportunities and the acquired assembled and trained workforce of Veda. Revenue for the period since the acquisition date was $25.6 million and earnings for the period since the acquisition date were not material.

	Fair value	Weighted-average useful life
Definite-lived intangible assets:	(In millions)	(In years)
Customer relationships	$163.5	15.0
Acquired software and technology	104.1	4.3
Purchased data files	373.4	15.0
Non-compete agreements	3.8	1.0
Trade names and other intangible assets	9.8	1.0
Total acquired intangibles	$654.6	13.0

Pro Forma Financial Information. The following table presents unaudited consolidated pro forma information as if our acquisition of Veda had occurred at the beginning of the earliest period presented. The pro forma amounts may not be necessarily indicative of the operating revenues and results of operations had the acquisition actually taken place at the beginning of the earliest period presented. Furthermore, the pro forma information may not be indicative of future performance.

	Three months ended March 31,
	2016		2015
	As Reported	Pro Forma	As Reported	Pro Forma
	(In millions, except per share data)
Operating revenues	$728.3	$765.0	$651.8	$717.4
Operating income	176.2	179.9	154.2	162.6
Net income attributable to Equifax	102.1	101.5	88.3	89.4
Net income per share (basic)	0.86	0.85	0.74	0.75
Net income per share (diluted)	0.85	0.84	0.73	0.73

The unaudited pro forma financial information presented in the table above has been adjusted to give effect to adjustments that are (1) directly related to the business combination; (2) factually supportable; and (3) expected to have a continuing impact. These adjustments include, but are not limited to, the application of our accounting policies and depreciation and amortization related to fair value adjustments and intangible assets.

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

In the first quarter of 2016, we acquired Veda, which operates primarily in Australia and New Zealand. We have included Veda's operations within a newly-created Asia Pacific reporting unit within the International segment. Additionally, we moved the TDX Australia and India operations that were included in our Europe reporting unit to the Asia Pacific reporting unit to align with how we manage our business. Our financial results for the three months ended March 31, 2016 and 2015, reflect our new organizational structure. Additionally in 2016, we have renamed our Personal Solutions segment Global Consumer Solutions.

To reflect this new organizational structure, we have reallocated goodwill from the Europe reporting unit to the Asia Pacific reporting unit based on the relative fair values of the respective portions of Europe. A change in reporting units requires that goodwill be tested for impairment. During 2016, we performed goodwill impairment tests prior to and following the reallocation of goodwill, which resulted in no impairment.

Changes in the amount of goodwill for the three months ended March 31, 2016, are as follows:

	U.S. Information Solutions	International	Workforce Solutions	Global Consumer Solutions	Total
	(In millions)
Balance, December 31, 2015	$1,071.3	$441.5	$907.6	$150.6	$2,571.0
Acquisitions	—	1,403.4	—	—	1,403.4
Foreign currency translation	—	51.1	—	(3.2)	47.9
Balance, March 31, 2016	$1,071.3	$1,896.0	$907.6	$147.4	$4,022.3

Indefinite-Lived Intangible Assets.   Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. The estimated fair value of our indefinite-lived intangible assets exceeded the carrying value as of September 30, 2015. As a result, no impairment was recorded. Our indefinite-lived intangible asset carrying amounts did not change materially during the three months ended March 31, 2016.

Purchased Intangible Assets.   Purchased intangible assets represent the estimated acquisition date fair value of acquired intangible assets used in our business. Purchased data files represent the estimated acquisition date fair value of consumer credit files acquired primarily through the purchase of independent credit reporting agencies in the U.S. and Canada and the Veda acquisition. We expense the cost of modifying and updating credit files in the period such costs are incurred. Our reacquired rights represent the value of rights which we had granted to Computer Sciences Corporation that were reacquired in connection with the acquisition of certain assets of CSC Credit Services (“CSC Credit Services Acquisition”) in the fourth quarter of 2012. These reacquired rights are being amortized over the remaining term of the affiliation agreement on a straight-line basis until August 1, 2018. We amortize all of our purchased intangible assets on a straight-line basis. For additional information about the useful lives related to our purchased intangible assets, see Note 1 of the Notes to Consolidated Financial Statements in our 2015 Form 10-K.

Purchased intangible assets at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$1,032.6	$(231.0)	$801.6	$665.9	$(240.6)	$425.3
Acquired software and technology	152.8	(31.8)	121.0	52.4	(35.5)	16.9
Customer relationships	732.6	(248.8)	483.8	565.9	(239.3)	326.6
Reacquired rights	73.3	(42.7)	30.6	73.3	(39.4)	33.9
Proprietary database	7.4	(5.9)	1.5	7.4	(5.8)	1.6
Non-compete agreements	29.1	(19.4)	9.7	25.8	(18.3)	7.5
Trade names and other intangible assets	58.8	(35.2)	23.6	49.1	(33.0)	16.1
Total definite-lived intangible assets	$2,086.6	$(614.8)	$1,471.8	$1,439.8	$(611.9)	$827.9

Amortization expense from continuing operations related to purchased intangible assets was $35.7 million and $31.3 million during the three months ended March 31, 2016 and 2015, respectively.

5. DEBT

Debt outstanding at March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016	December 31, 2015
	(In millions)
Commercial paper	$661.7	$47.2
364-Day Revolver	475.0	—
Notes, 6.30%, due July 2017	272.5	272.5
Term Loan, due Nov 2018	790.0	—
Notes, 3.30%, due Dec 2022	500.0	500.0
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 7.00%, due July 2037	250.0	250.0
Other	3.7	2.1
Total debt	3,077.9	1,196.8
Less short-term debt and current maturities	(1,185.4)	(49.3)
Less unamortized discounts and debt issuance costs	(8.7)	(9.1)
Total long-term debt, net	$1,883.8	$1,138.4

Senior Credit Facilities.   We are party to a $900.0 million five-year unsecured revolving credit facility (the "Revolver") and the Term Loan, an $800.0 million term loan facility (the Revolver and the Term Loan collectively, the "Senior Credit Facility"), with a group of financial institutions.  The Senior Credit Facility also has an accordion feature that allows us to request an increase in the total commitment to $1.2 billion.  Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Revolver and the Term Loan are scheduled to expire in November 2020 and November 2018, respectively. Availability of the Senior Credit Facility for borrowings is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding principal amount of our commercial paper notes. As of March 31, 2016, there were $0.5 million of letters of credit outstanding. As of March 31, 2016, there were no outstanding borrowings under the Revolver and $237.8 million was available for borrowing.

We are also a party to the 364-Day Revolver, which is an $800.0 million revolving credit facility (the 364-Day Revolver, together with the Revolver and the Term Loan, are referred to as the "Senior Credit Facilities"). We have available borrowings of $325 million as of March 31, 2016.

Commercial Paper Program.   Our $900.0 million commercial paper program has been established through the private placement of commercial paper notes from time-to-time. Maturities of commercial paper can range from overnight to 397 days. The commercial paper program is supported by our Revolver and, pursuant to our existing Board of Directors authorization, the total amount of commercial paper which may be issued is reduced by the amount of any outstanding borrowings under our Revolver. At March 31, 2016, $661.7 million in commercial paper notes was outstanding, all with maturities of less than 90 days.

For additional information about our debt agreements, see Note 6 of the Notes to Consolidated Financial Statements in our 2015 Form 10-K.

6. COMMITMENTS AND CONTINGENCIES

Data Processing, Outsourcing Services and Other Agreements.  We have separate agreements with IBM, Tata Consultancy Services and others to outsource portions of our computer data processing operations, applications development, business continuity and recovery services, help desk service and desktop support functions, operation of our voice and data networks, maintenance and related functions and to provide certain other administrative and operational services. The agreements expire between 2016 and 2023. The estimated aggregate minimum contractual obligation remaining under these agreements was approximately $55 million as of December 31, 2015, with no future year’s minimum contractual obligation expected to exceed approximately $35 million. Annual payment obligations in regard to these agreements vary due to factors such as the volume of data processed; changes in our servicing needs as a result of new product offerings, acquisitions or divestitures; the introduction of significant new technologies; foreign currency; or the general rate of inflation. In certain circumstances (e.g., a change in control or for our convenience), we may terminate these data processing and outsourcing agreements and, in doing so, certain of these agreements require us to pay significant termination fees.

Guarantees and General Indemnifications.   We may issue standby letters of credit and performance bonds in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit was not material at March 31, 2016, and all have a remaining maturity of one year or less. We may issue other guarantees in the ordinary course of business. The maximum potential future payments we could be required to make under the guarantees in the ordinary course of business is not material at March 31, 2016. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management VIE under its commercial agreements.

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

We cannot reasonably estimate our potential future payments under the guarantees and indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to guarantees and indemnities on our Consolidated Balance Sheets at March 31, 2016 or December 31, 2015.

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

For additional information about these and other commitments and contingencies, see Note 7 of the Notes to Consolidated Financial Statements in our 2015 Form 10-K.

7. INCOME TAXES

We are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years before 2011 with few exceptions. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit balance may change within the next twelve months by a range of $0 to $9.1 million.

Effective Tax Rate.       Our effective income tax rate was 33.5% and 34.9% for the three months ended March 31, 2016 and March 31, 2015, respectively. In 2016, our foreign rate differential is more favorable than 2015 due to higher earnings in lower tax jurisdictions and the rationalization of the structure of foreign subsidiaries. In addition, the state income tax rate is lower in 2016 compared to 2015.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component, after tax, for the three months ended March 31, 2016, are as follows:

	Foreign currency	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2015	$(237.4)	$(245.8)	$(1.6)	$(484.8)
Other comprehensive income before reclassifications	98.4	(0.1)	0.2	98.5
Amounts reclassified from accumulated other comprehensive income	—	2.3	—	2.3
Net current-period other comprehensive income	98.4	2.2	0.2	100.8
Balance, March 31, 2016	$(139.0)	$(243.6)	$(1.4)	$(384.0)

Reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2016, are as follows:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
	(In millions)
Amortization of pension and other postretirement plan items:
Prior service cost	$0.1	(1)
Recognized actuarial loss	(3.7)	(1)
	(3.6)	Total before tax
	1.3	Tax benefit
	$(2.3)	Net of tax

(1)These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 9 Benefit Plans for additional details).

Changes in accumulated other comprehensive income related to noncontrolling interests were not material as of March 31, 2016.

9. BENEFIT PLANS

We sponsor defined benefit pension plans and defined contribution plans. For additional information about our benefit plans, see Note 11 of the Notes to Consolidated Financial Statements in our 2015 Form 10-K.

The following table provides the components of net periodic benefit cost, included in selling, general and administrative expenses in the Consolidated Statements of Income, for the three months ended March 31, 2016 and 2015:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,
	2016	2015	2016	2015
	(In millions)
Service cost	$0.9	$1.1	$0.1	$0.1
Interest cost	8.0	7.7	0.2	0.2
Expected return on plan assets	(9.6)	(10.1)	(0.3)	(0.4)
Amortization of prior service cost	0.2	0.2	(0.3)	(0.3)
Recognized actuarial loss	3.5	4.0	0.2	0.1
Total net periodic benefit cost	$3.0	$2.9	$(0.1)	$(0.3)

10.  RESTRUCTURING CHARGES

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
The restructuring charge primarily relates to a reduction of headcount of approximately 300 positions resulting in a charge of $16.2 million, which was accrued for under existing severance plans or statutory requirements. The remainder was related to costs associated with real estate exits of $1.2 million and other integration costs of $3.3 million. Generally, severance benefits for our U.S. and international employees are paid in the form of a lump sum cash payment according to the number of weeks of severance benefit provided to the employee. Payments related to the above restructuring charges were substantially completed in the first quarter of 2016.

11. SEGMENT INFORMATION

Organizational Realignment. In the first quarter of 2016, we acquired Veda, which operates primarily in Australia and New Zealand. We have included Veda's operations within a newly-created Asia Pacific reporting unit within the International segment. Additionally, we moved the TDX Australia and India operations that were included in our Europe reporting unit, along with corporate assets including equity method investments in Russia and India, to the Asia Pacific reporting unit to align with how we manage our business. Our financial results for the three months ended March 31, 2016 and 2015, reflect our new organizational structure. Additionally in 2016, we have renamed our Personal Solutions segment Global Consumer Solutions.

Reportable Segments.   We manage our business and report our financial results through the following four reportable segments, which are the same as our operating segments:

-    U.S. Information Solutions ("USIS")
-    International
-    Workforce Solutions
-    Global Consumer Solutions

The accounting policies of the reportable segments are the same as those described in our summary of significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in our 2015 Form 10-K. We evaluate the performance of these reportable segments based on their operating revenues, operating income and operating margins, excluding unusual or infrequent items, if any. Inter-segment sales and transfers are not material for all periods presented. The measurement criteria for segment profit or loss and segment assets are substantially the same for each reportable segment. All transactions between segments are accounted for at fair market value or cost depending on the nature of the transaction, and no timing differences occur between segments.

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

International.   This segment includes information services products, which includes consumer and commercial services (such as credit and financial information, credit scoring and credit modeling services), credit and other marketing products and services. In Europe, Asia Pacific and Latin America, we also provide information, technology and services to support debt collections and recovery management.

Workforce Solutions.   This segment includes employment, income and social security number verification services as well as complementary payroll-based transaction services and employment tax management services.

Global Consumer Solutions.   This segment includes credit information, credit monitoring and identity theft protection products sold directly to consumers via the internet and in various hard-copy formats in the U.S., Canada, and the U.K.

Operating revenue and operating income by operating segment during the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended
(In millions)	March 31,
Operating revenue:	2016	2015
U.S. Information Solutions	$294.9	$284.5
International	158.1	135.4
Workforce Solutions	180.1	148.7
Global Consumer Solutions	95.2	83.2
Total operating revenue	$728.3	$651.8

	Three Months Ended
(In millions)	March 31,
Operating income:	2016	2015
U.S. Information Solutions	$122.8	$123.1
International	19.4	27.1
Workforce Solutions	78.6	60.0
Global Consumer Solutions	27.0	22.4
General Corporate Expense	(71.6)	(78.4)
Total operating income	$176.2	$154.2

Total assets by operating segment at March 31, 2016 and December 31, 2015 are as follows:

	March 31,	December 31,
(In millions)	2016	2015
Total assets:
U.S. Information Solutions	$1,858.9	$1,869.6
International	3,057.1	844.5
Workforce Solutions	1,292.6	1,268.5
Global Consumer Solutions	201.4	197.9
General Corporate	322.9	321.0
Total assets	$6,732.9	$4,501.5

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

On February 24, 2016, we completed the acquisition of Veda for cash consideration of approximately $1.7 billion (2.4 billion Australian dollars) and debt assumed of approximately $189.5 million (261.9 million Australian dollars). We financed the cash portion of the purchase price through a combination of new debt, including the Term Loan, the 364-Day Revolver, and commercial paper. Refer to Note 5 for further information on debt.

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

The International segment consists of Canada, Europe, Asia Pacific and Latin America. Following the acquisition of Veda, we have created an Asia Pacific reporting unit which consists mainly of our Australia and New Zealand operations. Canada’s products and services are similar to our USIS offerings, while Europe, Asia Pacific and Latin America are made up of varying mixes of product lines that are in our USIS reportable segment. In Europe, Asia Pacific and Latin America, we also provide information and technology services to support lenders and other creditors in the collections and recovery management process.

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

Global Consumer Solutions revenue is both transaction and subscription based and is derived from the sale of credit monitoring and identity theft protection products, which we deliver electronically to consumers primarily via the internet in the U.S., Canada, and the U.K. We reach consumers directly and indirectly through partners. We also sell consumer and credit information to resellers who combine our information with other information to provide direct to consumer monitoring, reports and scores.

Geographic Information.   We currently have significant operations in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Mexico, New Zealand, Paraguay, Peru, Portugal, the

Republic of Ireland, Spain, the U.K., Uruguay and the U.S. Our operations in the Republic of Ireland focus on data handling and customer support activities. We also offer consumer credit services in India, Singapore, Cambodia, Malaysia, Saudi Arabia, and Russia through joint ventures and have an investment in a consumer and commercial credit information company in Brazil.

Key Performance Indicators.    Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include operating revenue, change in operating revenue, operating income, operating margin, net income attributable to Equifax, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three months ended March 31, 2016 and 2015 were as follows:

	Key Performance Indicators
	Three Months Ended March 31,
	2016	2015
	(In millions, except per share data)
Operating revenue	$728.3	$651.8
Operating revenue change	12%	12%
Operating income	$176.2	$154.2
Operating margin	24.2%	23.7%
Net income attributable to Equifax	$102.1	$88.3
Diluted earnings per share from continuing operations	$0.85	$0.73
Cash provided by operating activities	$90.3	$102.9
Capital expenditures	$40.2	$21.6

Operational and Financial Highlights

•
We did not repurchase shares of our common stock during the first three months of 2016. At March 31, 2016, $667.2 million was available for future purchases of common stock under our share repurchase authorization.

•	We paid out $39.2 million or $0.33 per share in dividends to our shareholders during the first three months of 2016.

Business Environment and Company Outlook

Demand for our services tends to be correlated to general levels of economic activity and to consumer credit activity, both enhanced by our own initiatives to expand our products and markets served, and to small commercial credit and marketing activity. In 2016, in the United States, we expect modest growth in overall economic activity and consumer credit for the remainder of the year. Mortgage market origination activity is expected to be flat to slightly down for the rest of the year. Internationally, the environment continues to be challenging as various countries address their particular political, fiscal and economic issues. In addition, current foreign exchange rates, compared to the prior year, will negatively impact growth in revenue and profit when reported in U.S. dollars.

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

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Consolidated Financial Results

Operating Revenue

	Three Months Ended March 31,		Change
Consolidated Operating Revenue	2016	2015	$	%
	(In millions)
U.S. Information Solutions	$294.9	$284.5	$10.4	4%
International	158.1	135.4	22.7	17%
Workforce Solutions	180.1	148.7	31.4	21%
Global Consumer Solutions	95.2	83.2	12.0	14%
Consolidated operating revenue	$728.3	$651.8	$76.5	12%

Revenue increased by $76.5 million or 12% in the first quarter of 2016, compared to the same period in 2015. The growth was driven by broad-based organic growth due to revenue increases in healthcare, direct to consumer reseller, mortgage, auto, and government verticals and the Veda acquisition. Total revenue was negatively impacted by foreign exchange rates, which reduced revenue, on a constant currency basis, by $18.9 million or 3% when compared to the first quarter of 2015.

Operating Expenses

	Three Months Ended March 31,		Change
Consolidated Operating Expenses	2016	2015	$	%
	(In millions)
Consolidated cost of services	$253.3	$215.1	$38.2	18%
Consolidated selling, general and administrative expenses	243.1	232.9	10.2	4%
Consolidated depreciation and amortization expense	55.7	49.6	6.1	12%
Consolidated operating expenses	$552.1	$497.6	$54.5	11%

Cost of services increased $38.2 million in the first quarter of 2016, as compared to the same period in 2015. The increase was due to increased production costs driven by higher revenues and the Veda acquisition, as well as increases in people costs. The impact of changes in foreign exchange rates reduced cost of services, on a constant currency basis, by $5.4 million in the three months ended March 31, 2016.

Selling, general and administrative expense increased $10.2 million in the three months ended March 31, 2016, as compared to the same period in 2015.  The increase was due to Veda selling, general and administrative expense and transaction costs as well as an increase in people costs offset by the 2015 expense for the realignment of internal resources, that did not recur in the first quarter of 2016. The impact of changes in foreign currency exchange rates reduced our selling, general and administrative expenses, on a constant currency basis, by $6.0 million in the three months ended March 31, 2016.

Depreciation and amortization expense for the first quarter of 2016 increased by $6.1 million compared to the same period in 2015, due to the Veda acquisition.

Operating Income and Operating Margin

	Three Months Ended March 31,		Change
Consolidated Operating Income	2016	2015	$	%
	(In millions)
Consolidated operating revenue	$728.3	$651.8	$76.5	12%
Consolidated operating expenses	552.1	497.6	54.5	11%
Consolidated operating income	$176.2	$154.2	$22.0	14%
Consolidated operating margin	24.2%	23.7%		0.5	% pts

Total company margin increased in the first quarter of 2016 due to improved margins in our Workforce Solutions and Global Consumer Solutions businesses and lower corporate expenses, offset by declines in the International and USIS margin.

Interest Expense and Other Expense, net

	Three Months Ended March 31,		Change
Consolidated Interest Expense and Other Expense, net	2016	2015	$	%
	(In millions)
Consolidated interest expense	$(20.1)	$(16.1)	$(4.0)	25%
Consolidated other expense, net	(2.1)	(0.5)	(1.6)	320%
Average cost of debt	3.8%	4.2%
Total consolidated debt, net, at quarter end	$3,069.2	$1,517.1	$1,552.1	102%

Interest expense increased for the first quarter of 2016 when compared to the same period in 2015, due to an overall increase in our consolidated debt outstanding as of March 31, 2016. Our average cost of debt decreased for the first quarter of 2016, compared to the prior year period, due to the higher balance of low rate commercial paper outstanding, as a result of the Veda acquisition.

The increase in other expense, net, for the three months ended March 31, 2016, as compared to the prior year, is due to a loss on the economic hedges, the foreign currency gain on intercompany debt, both items related to the Veda transaction, offset by foreign exchange losses related to dividends declared by our subsidiary in Argentina and losses incurred repatriating these funds in the first quarter of 2015 that did not recur in the first quarter of 2016.

Income Taxes

	Three Months Ended March 31,		Change
Consolidated Provision for Income Taxes	2016	2015	$	%
	(In millions)
Consolidated provision for income taxes	$(51.6)	$(48.0)	$(3.6)	8%
Effective income tax rate	33.5%	34.9%

Our effective income tax rate was 33.5% for the first quarter of 2016, down from 34.9% for the first quarter of 2015. In 2016 our foreign rate differential is more favorable than 2015 due to higher earnings in lower tax jurisdictions and the rationalization of the structure of foreign subsidiaries. In addition, the state income tax rate is lower in 2016 compared to 2015.

Net Income

	Three Months Ended March 31,		Change
Consolidated Net Income	2016	2015	$	%
	(In millions, except per share amounts)
Consolidated operating income	$176.2	$154.2	$22.0	14%
Consolidated other expense, net	(22.2)	(16.6)	(5.6)	34%
Consolidated provision for income taxes	(51.6)	(48.0)	(3.6)	8%
Consolidated net income	102.4	89.6	12.8	14%
Net income attributable to noncontrolling interests	(0.3)	(1.3)	1.0	(77)%
Net income attributable to Equifax	$102.1	$88.3	$13.8	16%
Diluted earnings per common share:
Net income attributable to Equifax	$0.85	$0.73	$0.12	16%
Weighted-average shares used in computing diluted earnings per share	120.8	121.7

Consolidated net income increased by $12.8 million or 14% in the three months ended March 31, 2016, due to increased operating income in our Workforce Solutions and Global Consumer Solutions businesses, as well as the first quarter 2015 realignment of internal resources charge, that did not recur in the first quarter of 2016. This income increase was partially offset by expense increase in cost of services, selling, general and administrative expense due to the Veda transaction and related integration costs as well as amounts recorded in other expense, net, related to the Veda acquisition.

Segment Financial Results

USIS

	Three Months Ended March 31,		Change
U.S. Information Solutions	2016	2015	$	%
	(In millions)
Operating revenue:
Online Information Solutions	$218.1	$208.3	$9.8	5%
Mortgage Solutions	31.6	31.3	0.3	1%
Financial Marketing Services	45.2	44.9	0.3	1%
Total operating revenue	$294.9	$284.5	$10.4	4%
% of consolidated revenue	40%	43%
Total operating income	$122.8	$123.1	$(0.3)	—%
Operating margin	41.6%	43.3%		(1.7)	%pts

USIS revenue increased 4% in the first quarter of 2016, as compared to the first quarter of 2015, driven by growth in our core credit decision products as well as our identity and fraud solutions products.

Online Information Solutions

Revenue for the first quarter of 2016 increased 5% when compared to the first quarter of 2015, driven by growth in our core credit decisioning products due to higher average revenue per unit and increased volumes from the mortgage and auto verticals. Revenue also benefited from growth in identity and fraud solutions.

Mortgage Solutions

Revenue increased by 1% for the first quarter of 2016, when compared to the first quarter of 2015, driven by growth in core mortgage, as well as growth from other mortgage product offerings.

Financial Marketing Services

Revenue increased 1% for the first quarter of 2016, as compared to the first quarter of 2015.

USIS Operating Margin

USIS operating margin decreased from 43.3% in the first quarter of 2015 to 41.6% in the first quarter of 2016 due to increases in litigation and people costs.

International

	Three Months Ended March 31,		Change
International	2016	2015	$	%
	(In millions)
Operating revenue:
Europe	$60.5	$55.1	$5.4	10%
Latin America	42.5	47.5	(5.0)	(11)%
Asia Pacific	27.6	2.3	25.3	nm
Canada	27.5	30.5	(3.0)	(10)%
Total operating revenue	$158.1	$135.4	$22.7	17%
% of consolidated revenue	22%	21%
Total operating income	$19.4	$27.1	$(7.7)	(28)%
Operating margin	12.3%	19.9%		(7.6)	%pts
nm - not meaningful.

International revenue increased 17% in the first quarter of 2016, as compared to the first quarter of 2015. Local currency revenue grew 30% in the three month period, primarily driven by the Veda acquisition, as well as strong growth in Europe and Latin America, compared to the first quarter of 2015. Revenue growth excluding Veda was 11%. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $18.0 million in the first quarter of 2016.

Europe

On a local currency basis, revenue increased 15% in the first quarter of 2016, primarily due to growth in the U.K. across most product segments. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $3.0 million, or 5%, for the first quarter of 2016. Reported revenue increased 10% in the first quarter of 2016.

Latin America

On a local currency basis, revenue increased 15% in the first quarter of 2016, driven by core organic growth primarily in Argentina and Chile. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $12.1 million, or 26%, in the first quarter of 2016, most notably due to depreciation in the foreign exchange rate of the Argentine peso and the Chilean peso. Reported revenue decreased by 11% in the first quarter of 2016.

Asia Pacific

Revenue growth of $25.3 million was driven by the Veda acquisition.

Canada

On a local currency basis, revenue remained flat in the first quarter of 2016, compared to the first quarter of 2015. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $2.9 million, or 10%, in the first quarter of 2016. Reported revenue decreased by 10% in the first quarter of 2016.

International Operating Margin

Operating margin decreased from 19.9% in the first quarter of 2015 to 12.3% in the first quarter of 2016. The decline was driven by the increased purchased intangibles amortization, Veda acquisition costs and to a lesser extent, lower margins in Latin America and Canada.

Workforce Solutions

	Three Months Ended March 31,		Change
Workforce Solutions	2016	2015	$	%
	(In millions)
Operating revenue:
Verification Services	$99.2	$85.8	$13.4	16%
Employer Services	80.9	62.9	18.0	29%
Total operating revenue	$180.1	$148.7	$31.4	21%
% of consolidated revenue	25%	23%
Total operating income	$78.6	$60.0	$18.6	31%
Operating margin	43.6%	40.3%		3.3	%pts

Verification Services

Revenue increased 16% in the first quarter of 2016, compared to the first quarter of 2015, due to strong growth in mortgage, government, pre-employment screening and auto verticals, and continued addition of new records to The Work Number database.

Employer Services

Revenue increased 29% in the first quarter of 2016, compared to the first quarter of 2015 due to growth in our workforce analytics business in the healthcare vertical and employer-based compliance solutions.

Workforce Solutions Operating Margin

Operating margin increased from 40.3% for the first quarter of 2015 to 43.6% for the first quarter of 2016. Margin expansion was driven by strong revenue growth over the first quarter of 2015.

Global Consumer Solutions

	Three Months Ended March 31,		Change
Global Consumer Solutions	2016	2015	$	%
	(In millions)
Total operating revenue	$95.2	$83.2	$12.0	14%
% of consolidated revenue	13%	13%
Total operating income	$27.0	$22.4	$4.6	21%
Operating margin	28.3%	26.9%		1.4	%pts

Revenue increased 14% for the first quarter of 2016, as compared to the first quarter of 2015. Local currency revenue grew 16% in the first quarter of 2016, principally due to the growth of the direct to consumer reseller business and to a lesser extent consumer direct revenue in the U.S. and internationally. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $0.9 million, or 2%, for the first quarter of 2016. Operating margin increased from 26.9% in the first quarter of 2015 to 28.3% in the first quarter of 2016, due to strong revenue growth.

General Corporate Expense

	Three Months Ended March 31,		Change
General Corporate Expense	2016	2015	$	%
	(In millions)
General corporate expense	$71.6	$78.4	$(6.8)	(9)%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, including shared services, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance. General corporate expense decreased $6.8 million in the first quarter of 2016, due to the 2015 expenses related to the realignment of internal resources, that did not recur in the first quarter of 2016, partially offset by the Veda transaction costs and integration costs as well as other increases in people costs.

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

Sources and Uses of Cash

Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity. We expect that funds generated from results of operations will be sufficient to finance our anticipated working capital and other cash requirements (such as capital expenditures, interest payments, potential pension funding contributions, acquisition and integration costs, and dividend payments) for the foreseeable future. If borrowings were needed, we would expect to borrow in the commercial paper or corporate bond markets; or in the event that credit market conditions were to deteriorate, we would rely more heavily on borrowings from the Credit Facilities as described below. At March 31, 2016, $237.8 million was available to borrow under our Revolver. Our Credit Facilities do not include a provision under which lenders could refuse to allow us to borrow under these facilities in the event of a material adverse change in our financial condition, as long as we are in compliance with the covenants contained in the credit agreements.

The following table summarizes our cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2016	2015	2016 vs. 2015
	(In millions)
Operating activities	$90.3	$102.9	$(12.6)
Investing activities	$(1,778.8)	$(26.1)	$(1,752.7)
Financing activities	$1,664.2	$(103.6)	$1,767.8

Operating Activities

Cash provided by operating activities in the three months ended March 31, 2016 decreased by $12.6 million over the prior year, due to an increase in working capital mostly driven by an increase in accounts receivable, a decrease in current liabilities, excluding debt, and partially offset by an increase in net income.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to U.S. is limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.  As of March 31, 2016, we held $90.3 million of cash in our foreign subsidiaries.

Investing Activities

Capital Expenditures

	Three Months Ended March 31,		Change
Net cash used in:	2016	2015	2016 vs. 2015
	(In millions)
Capital expenditures	$(40.2)	$(21.6)	$(18.6)

Our capital expenditures are used for developing, enhancing and deploying new and existing software in support of our expanding product set, replacing or adding facilities and equipment, updating systems for regulatory compliance, the licensing of software applications and investing in system reliability, security and disaster recovery enhancements. Capital expenditures in the first three months of 2016 increased by $18.6 million from the same period in 2015 as we are continuing to invest in new products and technology infrastructure.

Acquisitions, Divestitures and Investments

	Three Months Ended March 31,		Change
Net cash used in:	2016	2015	2016 vs. 2015
	(In millions)
Acquisitions, net of cash acquired	$(1,727.8)	$(4.4)	$(1,723.4)
Economic hedges	$(10.8)	$—	$(10.8)
Investment in unconsolidated affiliates, net	$—	$(0.1)	$0.1

During the first quarter of 2016, the Company completed the acquisition of 100% of the ordinary voting shares of Veda for cash consideration of approximately $1.7 billion.

During the first quarter of 2015, we acquired a 75% equity interest investment in a debt collections and recovery management venture in the U.K.

During the first quarter of 2016, we closed out all of the foreign currency options on the respective settlement dates for a net cash payment of $10.8 million.

We did not make significant investments in unconsolidated affiliates during the first three months of 2016 and 2015.

Financing Activities

Borrowings and Credit Facility Availability

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2016	2015	2016 vs. 2015
	(In millions)
Net short-term borrowings (repayments)	$900.1	$(2.8)	$902.9
Payments on long-term debt	$(10.0)	$—	$(10.0)
Borrowings on long-term debt	$800.0	$—	$800.0

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

At March 31, 2016, $661.7 million was outstanding under our CP program. At March 31, 2016, a total of $237.8 million was available under our Revolver.

At March 31, 2016, 37% of our debt was fixed-rate debt and 63% was effectively variable-rate debt. Our variable-rate debt consists of our commercial paper, which is generally issued for terms of 1 to 90 days. At March 31, 2016, the interest rates on our variable-rate debt ranged from 0.68% to 1.65%.

Borrowing and Repayment Activity

Net short-term borrowings (repayments) primarily represent activity under our CP program and borrowings under the 364-Day Revolver. We primarily borrow under our CP program, as needed and availability allows.

The increase in net short-term borrowings (repayments) primarily reflects the net activity of CP notes in the first three months of 2016, as well as the draw down on the 364-Day Revolver and the pay off of the Veda assumed debt. The net borrowings in the first three months of 2015 represents the borrowings of the CP notes.

Payments on long-term debt reflect $10 million payment made in the first quarter of 2016 on our Term Loan Facility. Borrowings on long-term debt reflect $800 million draw down in the first quarter of 2016 on our Term Loan Facility.

Debt Covenants.  A downgrade in our credit ratings would increase the cost of borrowings under our CP program and credit facilities, and could limit or, in the case of a significant downgrade, preclude our ability to issue CP. Our outstanding indentures and comparable instruments also contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions. In addition, the Credit Facilities limit the amount of subsidiary debt and the amount of debt secured by liens, and require us to maintain a maximum leverage ratio of not more than 3.5 to 1.0.  As permitted under the terms of the Credit Facilities, made the election to increase the covenant to 4.0 to 1.0, effective for four consecutive quarters, beginning with the first quarter of 2016 and continuing through the fourth quarter of 2016. None of these covenants are considered restrictive to our operations and, as of March 31, 2016, we were in compliance with all of our debt covenants.

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

 For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 6 of the Notes to Consolidated Financial Statements in our 2015 Form 10-K.

Equity Transactions

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2016	2015	2016 vs. 2015
	(In millions)
Treasury stock repurchases	$—	$(89.9)	$89.9
Dividends paid to Equifax shareholders	$(39.2)	$(34.7)	$(4.5)
Dividends paid to noncontrolling interests	$(1.7)	$(1.6)	$(0.1)
Proceeds from exercise of stock options	$4.1	$11.4	$(7.3)
Excess tax benefits from stock-based compensation plans	$10.9	$14.0	$(3.1)

Sources and uses of cash related to equity during the three months ended March 31, 2016 and 2015 were as follows:

-	During the first three months of 2016, we did not repurchase any shares of our stock.

-
We increased our quarterly dividend from $0.29 per share to $0.33 per share as announced in the first quarter of 2016. We paid cash dividends to Equifax shareholders of $39.2 million or $0.33 per share and $34.7 million or $0.29 per share, during the three months ended March 31, 2016 and 2015, respectively.

-	We received cash of $4.1 million and $11.4 million during the first three months of 2016 and 2015, respectively, from the exercise of stock options.

At March 31, 2016, the Company had $667.2 million remaining for stock repurchases under the existing Board authorization.

Contractual Obligations, Commercial Commitments and Other Contingencies

Our contractual obligations have not changed materially from those reported in our 2015 Form 10-K.  For additional information about certain obligations and contingencies, see Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Off-Balance Sheet Arrangements

There have been no material changes with respect to our off-balance sheet arrangements from those presented in our 2015 Form 10-K, other than the closing of the Veda acquisition on February 24, 2016.

Benefit Plans

At December 31, 2015, our U.S. Retirement Income Plan, or USRIP, met or exceeded ERISA’s minimum funding requirements. In the future, we expect to make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and our liquidity needs. We believe additional funding contributions, if any, would not prevent us from continuing to meet our liquidity needs, which are primarily funded from cash flows generated by operating activities, available cash and cash equivalents, and our committed credit facilities.

For our non-U.S., tax-qualified retirement plans, we fund an amount sufficient to meet minimum funding requirements but no more than allowed as a tax deduction pursuant to applicable tax regulations. For our non-qualified supplementary retirement plans, we fund the benefits as they are paid to retired participants, but accrue the associated expense and liabilities in accordance with GAAP.

For additional information about our benefit plans, see Note 11 of the Notes to Consolidated Financial Statements in our 2015 Form 10-K.

Seasonality

We experience seasonality in certain of our revenue streams. Revenue generated by the online consumer information services component of our USIS operating segment are typically the lowest during the first quarter, when consumer lending activity is at a seasonal low. Revenue generated from the Employer Services business unit within the Workforce Solutions operating segment is generally higher in the first quarter due primarily to the provision of Form W-2 preparation services which occur in the first quarter each year.  Revenue generated from our financial wealth asset products and data management services in our Financial Marketing Services business are generally higher in the fourth quarter each year due to the significant portion of our annual renewals and deliveries which occur in the fourth quarter of each year.

RECENT ACCOUNTING PRONOUNCEMENTS

For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the Notes to Consolidated Financial Statements in this Form 10-Q and Note 1 of the Notes to Consolidated Financial Statements in our 2015 Form 10-K.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our Consolidated Financial Statements and the Notes to Consolidated Financial Statements. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The “Application of Critical Accounting Policies and Estimates” section in the MD&A, and Note 1 of the Notes to Consolidated Financial Statements, in our 2015 Form 10-K describe the significant accounting estimates and policies used in the preparation of our Consolidated Financial Statements. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2015 Form 10-K. There were no material changes to our market risk exposure during the three months ended March 31, 2016.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in the following legal actions:

California Bankruptcy Litigation. In consolidated actions filed in the U.S. District Court for the Central District of California, captioned Terri N. White, et al. v. Equifax Information Services LLC, Jose Hernandez v. Equifax Information Services LLC, Kathryn L. Pike v. Equifax Information Services LLC, and Jose L. Acosta, Jr., et al. v. Trans Union LLC, et al. , plaintiffs asserted that Equifax violated federal and state law (the FCRA, the California Credit Reporting Act and the California Unfair Competition Law) by failing to follow reasonable procedures to determine whether credit accounts are discharged in bankruptcy, including the method for updating the status of an account following a bankruptcy discharge. On August 20, 2008, the District Court approved a Settlement Agreement and Release providing for certain changes in the procedures used by defendants to record discharges in bankruptcy on consumer credit files. That settlement resolved claims for injunctive relief, but not plaintiffs’ claims for damages. On May 7, 2009, the District Court issued an order preliminarily approving an agreement to settle remaining class claims. The District Court subsequently deferred final approval of the settlement and required the settling parties to send a supplemental notice to those class members who filed a claim and objected to the settlement or opted out, with the cost for the re-notice to be deducted from the plaintiffs’ counsel fee award.   Mailing of the supplemental notice was completed on February 15, 2011. The deadline for this group of settling plaintiffs to provide additional documentation to support their damage claims or to opt-out of the settlement was March 31, 2011. On July 15, 2011, following another approval hearing, the District Court approved the settlement. Several objecting plaintiffs subsequently filed notices of appeal to the U.S. Court of Appeals for the Ninth Circuit, which, on April 22, 2013, issued an order remanding the case to the District Court for further proceedings. On January 21, 2014, the District Court denied the objecting plaintiffs’ motion to disqualify counsel for the settling plaintiff and granted the motion of counsel for the settling plaintiffs’ to be appointed as interim lead class counsel. On May 1, 2014, the District Court granted the objecting plaintiffs motion for leave to file an interlocutory appeal from the January 21, 2014 Order and the objectors filed a petition for permission to appeal to the U.S. Court of Appeals for the Ninth Circuit. On July 9, 2014, the U.S. Court of Appeals for the Ninth Circuit granted the petition for permission to appeal. On March 28, 2016, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s lead counsel appointment and remanded the case back to the District Court for further proceedings.

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

ITEM 1A.  RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2015 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our first quarter ended March 31, 2016:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly-Announced	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
January 1 - January 31, 2016	11,388	$—	—	$667,199,250
February 1 - February 28, 2016	162,416	$—	—	$667,199,250
March 1 - March 31, 2016	3,781	$—	—	$667,199,250
Total	177,585	$—	—	$667,199,250

(1)
The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 11,388 shares for the month of January 2016, 162,416 shares for the month of February 2016, and 3,781 shares for the month of March 2016.

(2)	Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).

(3)	At March 31, 2016, the amount authorized for future share repurchases under the share repurchase program was $667.2 million. The program does not have a stated expiration date.

Dividend and Share Repurchase Restrictions

Our Credit Facilities restrict our ability to pay cash dividends on our capital stock or repurchase capital stock if a default or event of default exists or would result, according to the terms of the applicable credit agreements.

ITEM 6.  EXHIBITS

Exhibit No.	Description
12.1	Computation of ratio of earnings to fixed charges.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equifax Inc.
(Registrant)

Date:	April 28, 2016	By:	/s/ Richard F. Smith
Richard F. Smith
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	April 28, 2016		/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Corporate Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	April 28, 2016		/s/ Nuala M. King
Nuala M. King
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
12.1	Computation of ratio of earnings to fixed charges.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase