Form 10-Q
period 2016-06-30
EQUIFAX INC
filed 2016-07-28
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

¬	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒     No    ¬

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ☒     No    ¬

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ¬	Non-accelerated filer ¬	Smaller reporting company ¬
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ¬    No    ☒

On July 13, 2016, there were 119,335,337 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED June 30, 2016

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,
	2016	2015
(In millions, except per share amounts)
Operating revenue	$811.3	$678.1
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	285.8	220.8
Selling, general and administrative expenses	231.6	218.7
Depreciation and amortization	68.2	50.1
Total operating expenses	585.6	489.6
Operating income	225.7	188.5
Interest expense	(23.6)	(16.2)
Other expense, net	(0.8)	(13.9)
Consolidated income from operations before income taxes	201.3	158.4
Provision for income taxes	(68.3)	(45.9)
Consolidated net income	133.0	112.5
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(2.1)	(1.5)
Net income attributable to Equifax	$130.9	$111.0
Basic earnings per common share:
Net income attributable to Equifax	$1.10	$0.94
Weighted-average shares used in computing basic earnings per share	119.2	118.6
Diluted earnings per common share:
Net income attributable to Equifax	$1.08	$0.92
Weighted-average shares used in computing diluted earnings per share	121.1	120.9
Dividends per common share	$0.33	$0.29

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended June 30,
	2016	2015
(In millions, except per share amounts)
Operating revenue	$1,539.6	$1,329.9
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	539.1	435.9
Selling, general and administrative expenses	474.8	451.6
Depreciation and amortization	123.8	99.7
Total operating expenses	1,137.7	987.2
Operating income	401.9	342.7
Interest expense	(43.7)	(32.3)
Other expense, net	(2.9)	(14.4)
Consolidated income from operations before income taxes	355.3	296.0
Provision for income taxes	(119.9)	(93.9)
Consolidated net income	235.4	202.1
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(2.4)	(2.8)
Net income attributable to Equifax	$233.0	$199.3
Basic earnings per common share:
Net income attributable to Equifax	$1.96	$1.67
Weighted-average shares used in computing basic earnings per share	119.0	119.0
Diluted earnings per common share:
Net income attributable to Equifax	$1.93	$1.64
Weighted-average shares used in computing diluted earnings per share	120.9	121.3
Dividends per common share	$0.66	$0.58

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30, 2016
	2016			2015
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$130.9	$2.1	$133.0	$111.0	$1.5	$112.5
Other comprehensive income (loss):
Foreign currency translation adjustment	(66.5)	(1.0)	(67.5)	19.0	(0.9)	18.1
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans, net	2.3	—	2.3	2.6	—	2.6
Change in cumulative loss from cash flow hedging transactions, net	0.4	—	0.4	—	—	—
Comprehensive income (loss)	$67.1	$1.1	$68.2	$132.6	$0.6	$133.2

	Six Months Ended June 30,
	2016			2015
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$233.0	$2.4	$235.4	$199.3	$2.8	$202.1
Other comprehensive income (loss):
Foreign currency translation adjustment	31.9	(1.3)	30.6	(18.1)	(2.5)	(20.6)
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans, net	4.5	—	4.5	5.1	—	5.1
Change in cumulative loss from cash flow hedging transactions, net	0.6	—	0.6	0.2	—	0.2
Comprehensive income	$270.0	$1.1	$271.1	$186.5	$0.3	$186.8

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
(In millions, except par values)	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$96.8	$93.3
Trade accounts receivable, net of allowance for doubtful accounts of $9.1 and $7.5 at June 30, 2016 and December 31, 2015, respectively	418.0	349.8
Prepaid expenses	55.9	39.3
Other current assets	56.5	79.2
Total current assets	627.2	561.6
Property and equipment:
Capitalized internal-use software and system costs	252.5	212.5
Data processing equipment and furniture	264.8	247.8
Land, buildings and improvements	202.3	194.6
Total property and equipment	719.6	654.9
Less accumulated depreciation and amortization	(301.4)	(288.1)
Total property and equipment, net	418.2	366.8
Goodwill	3,971.6	2,571.0
Indefinite-lived intangible assets	94.9	94.7
Purchased intangible assets, net	1,404.9	827.9
Other assets, net	124.0	79.5
Total assets	$6,640.8	$4,501.5
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$447.5	$49.3
Accounts payable	43.4	40.6
Accrued expenses	129.9	112.7
Accrued salaries and bonuses	101.2	139.2
Deferred revenue	98.6	96.8
Other current liabilities	141.3	165.2
Total current liabilities	961.9	603.8
Long-term debt	2,498.7	1,138.4
Deferred income tax liabilities, net	365.9	205.5
Long-term pension and other postretirement benefit liabilities	143.2	146.4
Other long-term liabilities	87.7	57.0
Total liabilities	4,057.4	2,151.1
Commitments and Contingencies (see Note 6)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at June 30, 2016 and December 31, 2015; Outstanding shares - 119.3 and 118.7 at June 30, 2016 and December 31, 2015, respectively	236.6	236.6
Paid-in capital	1,288.4	1,260.5
Retained earnings	3,988.3	3,834.4
Accumulated other comprehensive loss	(447.8)	(484.8)
Treasury stock, at cost, 69.4 shares and 70.0 shares at June 30, 2016 and December 31, 2015, respectively	(2,518.1)	(2,529.9)
Stock held by employee benefit trusts, at cost, 0.6 shares at June 30, 2016 and December 31, 2015	(5.9)	(5.9)
Total Equifax shareholders' equity	2,541.5	2,310.9
Noncontrolling interests including redeemable noncontrolling interests	41.9	39.5
Total equity	2,583.4	2,350.4
Total liabilities and equity	$6,640.8	$4,501.5

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In millions)
Operating activities:
Consolidated net income	$235.4	$202.1
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Impairment of cost method investment	—	14.8
Depreciation and amortization	124.7	100.8
Stock-based compensation expense	22.2	24.5
Excess tax benefits from stock-based compensation plans	(20.0)	(17.1)
Deferred income taxes	2.6	(18.6)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(42.5)	(34.8)
Prepaid expenses and other current assets	12.4	2.7
Other assets	(4.9)	4.4
Current liabilities, excluding debt	(65.7)	9.4
Other long-term liabilities, excluding debt	15.3	1.4
Cash provided by operating activities	279.5	289.6
Investing activities:
Capital expenditures	(82.8)	(55.2)
Acquisitions, net of cash acquired	(1,727.8)	(4.4)
Economic hedges	(10.8)	—
Investment in unconsolidated affiliates, net	—	(0.1)
Cash used in investing activities	(1,821.4)	(59.7)
Financing activities:
Net short-term borrowings (repayments)	207.5	(45.2)
Payments on long-term debt	(210.0)	—
Borrowings on long-term debt	1,574.7	—
Treasury stock purchases	—	(182.2)
Dividends paid to Equifax shareholders	(78.6)	(69.0)
Dividends paid to noncontrolling interests	(5.6)	(6.0)
Proceeds from exercise of stock options	15.7	17.2
Excess tax benefits from stock-based compensation plans	20.0	17.1
Debt issuance costs	(5.5)	—
Cash provided by (used in) financing activities	1,518.2	(268.1)
Effect of foreign currency exchange rates on cash and cash equivalents	27.2	(5.9)
Increase (decrease) in cash and cash equivalents	3.5	(44.1)
Cash and cash equivalents, beginning of period	93.3	128.3
Cash and cash equivalents, end of period	$96.8	$84.2

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND OTHER COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2016

(Unaudited)

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2015	118.7	$236.6	$1,260.5	$3,834.4	$(484.8)	$(2,529.9)	$(5.9)	$39.5	$2,350.4
Net income	—	—	—	233.0	—	—	—	2.4	235.4
Other comprehensive loss	—	—	—	—	37.0	—	—	(1.3)	35.7
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.6	—	(14.7)	—	—	11.8	—	—	(2.9)
Treasury stock purchased under share repurchase program*	—	—	—	—	—	—	—	—	—
Cash dividends ($0.66 per share)	—	—	—	(79.0)	—	—	—	—	(79.0)
Dividends paid to employee benefits trusts	—	—	0.4	—	—	—	—	—	0.4
Stock-based compensation expense	—	—	22.2	—	—	—	—	—	22.2
Tax effects of stock-based compensation plans	—	—	20.0	—	—	—	—	—	20.0
Acquisition of Veda noncontrolling interests	—	—	—	—	—	—	—	6.8	6.8
Redeemable noncontrolling interest adjustment	—	—	—	(0.1)	—	—	—	0.1	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(5.6)	(5.6)
Balance, June 30, 2016	119.3	$236.6	$1,288.4	$3,988.3	$(447.8)	$(2,518.1)	$(5.9)	$41.9	$2,583.4

* At June 30, 2016, $667.2 million was available for future purchases of common stock under our share repurchase authorization.

Accumulated Other Comprehensive Loss consists of the following components:

	June 30, 2016	December 31, 2015
	(In millions)
Foreign currency translation	$(205.5)	$(237.4)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $136.0 and $138.2 at June 30, 2016 and December 31, 2015, respectively	(241.3)	(245.8)
Cash flow hedging transactions, net of accumulated tax of $0.9 and $1.0 at June 30, 2016 and December 31, 2015, respectively	(1.0)	(1.6)
Accumulated other comprehensive loss	$(447.8)	$(484.8)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2016

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations.   We collect, organize and manage various types of financial, demographic, employment and marketing information. Our services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain human resources, employment tax and payroll-related business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. We also provide information, technology and services to support debt collections and recovery management. As of June 30, 2016, we operated in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We also offer Equifax branded credit services in India and Russia through joint ventures, we have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore, and have an investment in a consumer and commercial credit information company in Brazil.

We develop, maintain and enhance secured proprietary information databases through the compilation of consumer specific data, including credit, income, employment, asset, liquidity, net worth and spending activity, and business data, including credit and business demographics, that we obtain from a variety of sources, such as credit granting institutions, public record information, income and tax information primarily from large to mid-sized companies in the U.S., and survey-based marketing information.  We process this information utilizing our proprietary information management systems.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Weighted-average shares outstanding (basic)	119.2	118.6	119.0	119.0
Effect of dilutive securities:
Stock options and restricted stock units	1.9	2.3	1.9	2.3
Weighted-average shares outstanding (diluted)	121.1	120.9	120.9	121.3

For the three and six months ended June 30, 2016 and 2015, the stock options that were anti-dilutive were not material.

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

Financial Instruments.   Our financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable and short- and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for publicly traded instruments, and for non-publicly traded instruments through valuation techniques depending on the specific characteristics of the debt instrument. As of June 30, 2016 and December 31, 2015, the fair value of our long-term debt, based on observable inputs was $2.7 billion and $1.2 billion, respectively compared to its carrying value of $2.5 billion and $1.1 billion, respectively.

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

The following table presents items measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value of Assets (Liabilities) at June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Deferred Compensation Plan Assets(1)	$26.6	$26.6	$—	$—
Deferred Compensation Plan Liability(1)	(26.6)	—	(26.6)	—
Total	$—	$26.6	$(26.6)	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. As disclosed in Note 3, we completed our acquisition of Veda during the six months ended June 30, 2016. The values of net assets acquired and the resulting goodwill were recorded at fair value using Level 3 inputs. The majority of the related current assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and definite-lived intangible assets acquired in this acquisition were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates in the present value calculations. The fair value of the equity method investment assets acquired were internally estimated based on the market approach. Under the market approach, we estimated fair value based on market multiples of comparable companies.

Other Current Assets. Other current assets on our Consolidated Balance Sheets primarily represent amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of June 30, 2016, these assets were approximately $20.5 million, with a fully offsetting balance in other current liabilities. These amounts are restricted as to their current use, and will be released according to the specific customer agreements. Other current assets also include certain current tax accounts.

Variable Interest Entities.  We hold interests in certain entities, including credit data, information solutions and debt collections and recovery management ventures, that are considered variable interest entities, or VIEs.  These variable interests relate to ownership interests that require financial support for these entities.  Our investments related to these VIEs totaled $13.4 million at June 30, 2016, representing our maximum exposure to loss, with the exception of the guarantees referenced in Note 6.  We are not the primary beneficiary and are not required to consolidate any of these VIEs, with the exception of a debt collections and recovery management venture, for which we meet the consolidation criteria under ASC 810. In regards to that consolidated VIE, we have a 75% equity ownership interest and control of the activities that most significantly impact the VIE's economic performance. The assets and liabilities of the VIE for which we are the primary beneficiary were not significant to the Company’s Consolidated Financial Statements, and no gain or loss was recognized because of its consolidation.

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

Other Current Liabilities. Other current liabilities on our Consolidated Balance Sheets consist of the offset to other current assets, related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of June 30, 2016, these funds were approximately $20.5 million. These amounts are restricted as to their current use, and will be released according to the specific customer agreements. Other current liabilities also include various accrued liabilities such as interest expense, accrued employee benefits, accrued taxes, accrued payroll, and accrued legal expenses.

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

The Company has adopted the new guidance and retrospectively presented the debt issuance costs related to its long-term debt as a deduction from the carrying amount of the associated debt on its Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015. The Company continues to present the debt issuance costs related to its revolving credit facilities as an asset on its Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015. This change did not affect the Company's consolidated statements of income, cash flows, or shareholders' equity.

Recent Accounting Pronouncements.    Share-based payments. In March 2016, the FASB issued ASU 2016-09 "Compensation - Stock Compensation (Topic 718)". This standard requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective in 2017 with early adoption permitted. The Company is currently evaluating the impact of this guidance on its Consolidated Financial Statements and the timing of adoption.

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

2. IMPAIRMENT OF INVESTMENT IN BOA VISTA SERVICOS

We hold a 15% equity interest in Boa Vista Servicos ("BVS"), which is the second largest consumer and commercial credit information company in Brazil. This investment is recorded in other assets, net, on the Consolidated Balance Sheets and is accounted for using the cost method. As of December 31, 2015 our investment in BVS was recorded at 44 million Brazilian Reais, which approximated the fair value. The fair value was determined by management using income and market approaches. The carrying value has decreased by $37.5 million related to the foreign exchange impact since 2011, which is included in the foreign currency translation adjustments in accumulated other comprehensive income. As of June 30, 2016, our investment in BVS, recorded at 44 million Reais ($13.0 million), approximated the fair value.

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

The preliminary valuation of acquired assets and assumed liabilities at the date of the acquisition, include the following:

(In millions)
Cash	$22.7
Accounts receivable and other current assets	35.3
Other assets	41.6
Identifiable intangible assets (1)	654.6
Goodwill (2)	1,404.3
Total assets acquired	$2,158.5
Debt(3)	(189.5)
Other current liabilities	(37.5)
Other liabilities	(174.3)
Non-controlling interest	(6.7)
Net assets acquired	$1,750.5

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

	Three months ended June 30,
	2015
	As Reported	Pro Forma
	(In millions, except per share data)
Operating revenues	$678.1	$748.1
Net income attributable to Equifax	111.0	113.0
Net income per share (basic)	0.94	0.95
Net income per share (diluted)	0.92	0.93

	Six months ended June 30,
	2016		2015
	As Reported	Pro Forma	As Reported	Pro Forma
	(In millions, except per share data)
Operating revenues	$1,539.6	$1,577.7	$1,329.9	$1,465.5
Net income attributable to Equifax	233.0	232.3	199.3	202.4
Net income per share (basic)	1.96	1.95	1.67	1.70
Net income per share (diluted)	1.93	1.92	1.64	1.67

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

In the first quarter of 2016, we acquired Veda, which operates primarily in Australia and New Zealand. We have included Veda's operations within a newly-created Asia Pacific reporting unit within the International segment. Additionally, we moved the TDX Australia and India operations that were included in our Europe reporting unit to the Asia Pacific reporting unit to align with how we manage our business. Our financial results for the three and six months ended June 30, 2016 and 2015, reflect our new organizational structure. Additionally in 2016, we have renamed our Personal Solutions segment Global Consumer Solutions.

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

Changes in the amount of goodwill for the six months ended June 30, 2016, are as follows:

	U.S. Information Solutions	International	Workforce Solutions	Global Consumer Solutions	Total
	(In millions)
Balance, December 31, 2015	$1,071.3	$441.5	$907.6	$150.6	$2,571.0
Acquisitions	—	1,403.4	—	—	1,403.4
Adjustments to initial purchase price allocation	—	0.9	—	—	0.9
Foreign currency translation	—	5.5	—	(9.2)	(3.7)
Balance, June 30, 2016	$1,071.3	$1,851.3	$907.6	$141.4	$3,971.6

Indefinite-Lived Intangible Assets.   Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. The estimated fair value of our indefinite-lived intangible assets exceeded the carrying value as of September 30, 2015. As a result, no impairment was recorded. Our indefinite-lived intangible asset carrying amounts did not change materially during the six months ended June 30, 2016.

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

Purchased intangible assets at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$1,024.6	$(247.5)	$777.1	$665.9	$(240.6)	$425.3
Acquired software and technology	150.2	(40.6)	109.6	52.4	(35.5)	16.9
Customer relationships	723.5	(260.3)	463.2	565.9	(239.3)	326.6
Reacquired rights	73.3	(46.0)	27.3	73.3	(39.4)	33.9
Proprietary database	7.4	(6.0)	1.4	7.4	(5.8)	1.6
Non-compete agreements	28.2	(20.9)	7.3	25.8	(18.3)	7.5
Trade names and other intangible assets	57.8	(38.8)	19.0	49.1	(33.0)	16.1
Total definite-lived intangible assets	$2,065.0	$(660.1)	$1,404.9	$1,439.8	$(611.9)	$827.9

Amortization expense from continuing operations related to purchased intangible assets was $47.1 million and $31.2 million during the three months ended June 30, 2016 and 2015, respectively. Amortization expense from continuing operations related to purchased intangible assets was $82.8 million and $62.5 million during the six months ended June 30, 2016 and 2015, respectively.

5. DEBT

Debt outstanding at June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016	December 31, 2015
	(In millions)
Commercial paper	$444.8	$47.2
364-Day Revolver	—	—
Notes, 6.30%, due July 2017	272.5	272.5
Term Loan, due Nov 2018	590.0	—
Notes, 2.30%, due June 2021	500.0	—
Notes, 3.30%, due Dec 2022	500.0	500.0
Notes, 3.25%, due June 2026	275.0	—
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 7.00%, due July 2037	250.0	250.0
Other	2.7	2.1
Total debt	2,960.0	1,196.8
Less short-term debt and current maturities	(447.5)	(49.3)
Less unamortized discounts and debt issuance costs	(13.8)	(9.1)
Total long-term debt, net	$2,498.7	$1,138.4

Senior Credit Facilities.   We are party to a $900.0 million five-year unsecured revolving credit facility (the "Revolver") and the Term Loan, an $800.0 million term loan facility (the Revolver and the Term Loan collectively, the "Senior Credit Facility"), with a group of financial institutions.  The Revolver also has an accordion feature that allows us to request an increase in the total commitment to $1.2 billion.  Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Revolver and the Term Loan are scheduled to expire in November 2020 and November 2018, respectively. Availability of the Senior Credit Facility for borrowings is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding principal amount of our commercial paper notes. As of June 30, 2016, there were $0.5 million of letters of credit outstanding. As of June 30, 2016, there were no outstanding borrowings under the Revolver and $454.7 million was available for borrowing.

We were also a party to the 364-Day Revolver, which is an $800.0 million revolving credit facility. On May 16, 2016, we repaid all outstanding borrowings of $475 million and terminated the 364-Day Revolver using a portion of the net proceeds from the issuance of the senior notes discussed below.

Commercial Paper Program.   Our $900.0 million commercial paper program has been established through the private placement of commercial paper notes from time-to-time. Maturities of commercial paper can range from overnight to 397 days. The commercial paper program is supported by our Revolver and, pursuant to our existing Board of Directors authorization, the total amount of commercial paper which may be issued is reduced by the amount of any outstanding borrowings under our Revolver. At June 30, 2016, $444.8 million in commercial paper notes was outstanding, all with maturities of less than 90 days.

2.3% and 3.25% Senior Notes.  On May 12, 2016, we issued $500.0 million principal amount of 2.3%, five-year senior notes and $275.0 million principal amount of 3.25%, ten-year senior notes in an underwritten public offering. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2016. The net proceeds of the sale of the notes were used to repay borrowings under our 364-Day Revolver and a portion of the borrowings under our commercial paper program incurred to finance the acquisition of Veda. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The senior notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

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

Guarantees and General Indemnifications.   We may issue standby letters of credit and performance bonds in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit was not material at June 30, 2016, and all have a remaining maturity of one year or less. We may issue other guarantees in the ordinary course of business. The maximum potential future payments we could be required to make under the guarantees in the ordinary course of business is not material at June 30, 2016. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management VIE under its commercial agreements.

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

We cannot reasonably estimate our potential future payments under the guarantees and indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to guarantees and indemnities on our Consolidated Balance Sheets at June 30, 2016 or December 31, 2015.

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

Effective Tax Rate.  Our effective income tax rate was 34.0% and 29.0% for the three months ended June 30, 2016 and June 30, 2015, respectively. Our effective income tax rate was 33.8% and 31.7% for the six months ended June 30, 2016 and June 30, 2015, respectively. The 2015 income tax rate was favorably impacted by the enactment of state income tax legislation in the second quarter of 2015.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component, after tax, for the six months ended June 30, 2016, are as follows:

	Foreign currency	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2015	$(237.4)	$(245.8)	$(1.6)	$(484.8)
Other comprehensive income before reclassifications	31.9	—	0.6	32.5
Amounts reclassified from accumulated other comprehensive income	—	4.5	—	4.5
Net current-period other comprehensive income	31.9	4.5	0.6	37.0
Balance, June 30, 2016	$(205.5)	$(241.3)	$(1.0)	$(447.8)

Reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2016, are as follows:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
	(In millions)
Amortization of pension and other postretirement plan items:
Prior service cost	$0.2	(1)
Recognized actuarial loss	(7.4)	(1)
	(7.2)	Total before tax
	2.7	Tax benefit
	$(4.5)	Net of tax

(1)These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 9 Benefit Plans for additional details).

Changes in accumulated other comprehensive income related to noncontrolling interests were not material as of June 30, 2016.

9. BENEFIT PLANS

We sponsor defined benefit pension plans and defined contribution plans. For additional information about our benefit plans, see Note 11 of the Notes to Consolidated Financial Statements in our 2015 Form 10-K.

The following table provides the components of net periodic benefit cost, included in selling, general and administrative expenses in the Consolidated Statements of Income, for the three and six months ended June 30, 2016 and 2015:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Service cost	$0.9	$1.1	$0.1	$0.1
Interest cost	8.0	7.7	0.2	0.2
Expected return on plan assets	(9.6)	(9.9)	(0.3)	(0.4)
Amortization of prior service cost	0.2	0.2	(0.3)	(0.3)
Recognized actuarial loss	3.5	4.0	0.2	0.1
Total net periodic benefit cost	$3.0	$3.1	$(0.1)	$(0.3)

	Pension Benefits		Other Benefits
	Six months ended June 30,
	2016	2015	2016	2015
	(In millions)
Service cost	$1.8	$2.2	$0.2	$0.2
Interest cost	16.0	15.4	0.4	0.4
Expected return on plan assets	(19.2)	(20.0)	(0.6)	(0.8)
Amortization of prior service cost	0.4	0.4	(0.6)	(0.6)
Recognized actuarial loss	7.0	8.0	0.4	0.2
Total net periodic benefit cost	$6.0	$6.0	$(0.2)	$(0.6)

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

11. SEGMENT INFORMATION

Organizational Realignment. In the first quarter of 2016, we acquired Veda, which operates primarily in Australia and New Zealand. We have included Veda's operations within a newly-created Asia Pacific reporting unit within the International segment. Additionally, we moved the TDX Australia and India operations that were included in our Europe reporting unit, along with corporate assets including equity method investments in Russia and India, to the Asia Pacific reporting unit to align with how we manage our business. Our financial results for the three and six months ended June 30, 2016 and 2015, reflect our new organizational structure. Additionally in 2016, we have renamed our Personal Solutions segment Global Consumer Solutions.

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

Global Consumer Solutions.   This segment includes credit information, credit monitoring and identity theft protection products sold directly and indirectly to consumers via the internet and in various hard-copy formats in the U.S., Canada, and the U.K.

Operating revenue and operating income by operating segment during the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
Operating revenue:	2016	2015	2016	2015
U.S. Information Solutions	$307.9	$298.2	$602.8	$582.7
International	218.8	145.1	376.9	280.5
Workforce Solutions	177.3	146.3	357.4	295.0
Global Consumer Solutions	107.3	88.5	202.5	171.7
Total operating revenue	$811.3	$678.1	$1,539.6	$1,329.9

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
Operating income:	2016	2015	2016	2015
U.S. Information Solutions	$134.0	$128.0	$256.8	$251.1
International	33.7	28.5	53.0	55.6
Workforce Solutions	78.3	56.0	156.9	116.0
Global Consumer Solutions	25.8	24.5	52.8	46.9
General Corporate Expense	(46.1)	(48.5)	(117.6)	(126.9)
Total operating income	$225.7	$188.5	$401.9	$342.7

Total assets by operating segment at June 30, 2016 and December 31, 2015 are as follows:

	June 30,	December 31,
(In millions)	2016	2015
Total assets:
U.S. Information Solutions	$1,846.0	$1,869.6
International	2,958.8	844.5
Workforce Solutions	1,275.0	1,268.5
Global Consumer Solutions	196.8	197.9
General Corporate	364.2	321.0
Total assets	$6,640.8	$4,501.5

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

Segment and Geographic Information

Segments.   The USIS segment, the largest of our four segments, consists of three service lines: Online Information Solutions; Mortgage Solutions; and Financial Marketing Services. Online Information Solutions and Mortgage Solutions revenue is principally transaction-based and is derived from our sales of products such as consumer and commercial credit reporting and scoring, identity management, fraud detection and modeling services. USIS also markets certain decisioning software services, which facilitate and automate a variety of consumer and commercial credit-oriented decisions. Financial Marketing Services revenue is principally project and subscription based and is derived from our sales of batch credit and consumer wealth information such as those that assist clients in acquiring new customers, cross selling to existing customers and managing portfolio risk.

The International segment consists of Canada, Europe, Asia Pacific and Latin America. Following the acquisition of Veda, we have created an Asia Pacific reporting unit which consists mainly of our Australia and New Zealand operations. Canada’s services are similar to our USIS offerings, while Europe, Asia Pacific and Latin America are made up of varying mixes of service lines that are in our USIS reportable segment. In Europe, Asia Pacific and Latin America, we also provide information and technology services to support lenders and other creditors in the collections and recovery management process.

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

Geographic Information.   We currently have significant operations in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Mexico, New Zealand, Paraguay, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay and the U.S. We also offer Equifax branded credit services in India and Russia through joint ventures, we have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore, and have an investment in a consumer and commercial credit information company in Brazil.

Key Performance Indicators.    Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include operating revenue, change in operating revenue, operating income, operating margin, net income attributable to Equifax, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three and six months ended June 30, 2016 and 2015 were as follows:

	Key Performance Indicators
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions, except per share data)		(In millions, except per share data)
Operating revenue	$811.3	$678.1	$1,539.6	$1,329.9
Operating revenue change	20%	10%	16%	11%
Operating income	$225.7	$188.5	$401.9	$342.7
Operating margin	27.8%	27.8%	26.1%	25.8%
Net income attributable to Equifax	$130.9	$111.0	$233.0	$199.3
Diluted earnings per share from continuing operations	$1.08	$0.92	$1.93	$1.64
Cash provided by operating activities	$189.2	$186.7	$279.5	$289.6
Capital expenditures	$(42.6)	$(33.6)	$(82.8)	$(55.2)

Operational and Financial Highlights

•
We did not repurchase shares of our common stock during the first half of 2016. At June 30, 2016, $667.2 million was available for future purchases of common stock under our share repurchase authorization.

•	We paid out $78.6 million or $0.66 per share in dividends to our shareholders during the first half of 2016.

Business Environment and Company Outlook

Demand for our services tends to be correlated to general levels of economic activity and to consumer credit activity, both enhanced by our own initiatives to expand our products and markets served, and to small commercial credit and marketing activity. In 2016, in the United States, we expect modest growth in overall economic activity and consumer credit for the remainder of the year. Mortgage market origination activity is now expected to be flat to up mid-single digits for the full year. Internationally, the environment continues to be challenging as various countries address their particular political, fiscal and economic issues. In addition, current foreign exchange rates, compared to the prior year, will negatively impact growth in revenue and profit when reported in U.S. dollars.

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

RESULTS OF OPERATIONS—THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Consolidated Financial Results

Operating Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Operating Revenue	2016	2015	$	%	2016	2015	$	%
	(In millions)				(In millions)
U.S. Information Solutions	$307.9	$298.2	$9.7	3%	$602.8	$582.7	$20.1	3%
International	218.8	145.1	73.7	51%	376.9	280.5	96.4	34%
Workforce Solutions	177.3	146.3	31.0	21%	357.4	295.0	62.4	21%
Global Consumer Solutions	107.3	88.5	18.8	21%	202.5	171.7	30.8	18%
Consolidated operating revenue	$811.3	$678.1	$133.2	20%	$1,539.6	$1,329.9	$209.7	16%

Revenue increased by $133.2 million or 20% and $209.7 million or 16% in the second quarter and first six months of 2016, respectively, compared to the same period in 2015. The growth was driven by broad-based organic growth due to revenue increases in mortgage, direct to consumer reseller, healthcare and government verticals as well as the Veda acquisition. Total revenue was negatively impacted by foreign exchange rates, which reduced revenue, on a constant currency basis, by $16.9 million or 2% and $35.9 million or 2% when compared to the second quarter and the first six months of 2015, respectively.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Operating Expenses	2016	2015	$	%	2016	2015	$	%
	(In millions)				(In millions)
Consolidated cost of services	$285.8	$220.8	$65.0	29%	$539.1	$435.9	$103.2	24%
Consolidated selling, general and administrative expenses	231.6	218.7	12.9	6%	474.8	451.6	23.2	5%
Consolidated depreciation and amortization expense	68.2	50.1	18.1	36%	123.8	99.7	24.1	24%
Consolidated operating expenses	$585.6	$489.6	$96.0	20%	$1,137.7	$987.2	$150.5	15%

Cost of services increased $65.0 million and $103.2 million in the second quarter and first six months of 2016, respectively, as compared to the same periods in 2015. The increase was due to increased production costs driven by higher revenues including the Veda acquisition, as well as increases in people costs. The impact of changes in foreign exchange rates reduced cost of services, on a constant currency basis, by $5.0 million and $10.4 million in the second quarter and first six months of 2016, respectively.

Selling, general and administrative expense increased $12.9 million and $23.2 million in the second quarter and first six months of 2016, respectively, as compared to the same periods in 2015.  The increase was due to Veda selling, general and administrative expense and transaction costs. Additionally, there was an increase in people costs, offset by the first quarter 2015 expense for the realignment of internal resources, that did not recur in 2016. The impact of changes in foreign currency exchange rates reduced our selling, general and administrative expenses, on a constant currency basis, by $5.2 million and $11.2 million in the second quarter and first six months of 2016, respectively.

Depreciation and amortization expense for the second quarter and first six months of 2016 increased by $18.1 million and $24.1 million, respectively, compared to the same periods in 2015, primarily due to the Veda acquisition.

Operating Income and Operating Margin

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
Consolidated Operating Income	2016	2015	$	%		2016	2015	$	%
	(In millions)					(In millions)
Consolidated operating revenue	$811.3	$678.1	$133.2	20%		$1,539.6	$1,329.9	$209.7	16%
Consolidated operating expenses	585.6	489.6	96.0	20%		1,137.7	987.2	150.5	15%
Consolidated operating income	$225.7	$188.5	$37.2	20%		$401.9	$342.7	$59.2	17%
Consolidated operating margin	27.8%	27.8%		—	% pts	26.1%	25.8%		0.3	% pts

Total company operating margin was flat in the second quarter and increased in the first six months of 2016 due to increased margins in our Workforce Solutions business and lower corporate expenses, partially offset by the increase in the amortization of intangibles from the Veda acquisition.

Interest Expense and Other Expense, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Interest Expense and Other Expense, net	2016	2015	$	%	2016	2015	$	%
	(In millions)				(In millions)
Consolidated interest expense	$(23.6)	$(16.2)	$(7.4)	46%	$(43.7)	$(32.3)	$(11.4)	35%
Consolidated other expense, net	(0.8)	(13.9)	13.1	(94)%	(2.9)	(14.4)	11.5	(80)%
Average cost of debt	3.1%	4.3%			3.5%	4.3%
Total consolidated debt, net, at quarter end	$2,946.2	$1,480.9	$1,465.3	99%	$2,946.2	$1,480.9	$1,465.3	99%

Interest expense increased for the second quarter and first six months of 2016 when compared to the same periods in 2015, due to an overall increase in our consolidated debt outstanding as of June 30, 2016 incurred to finance the Veda acquisition. Our average cost of debt decreased for the second quarter and first six months of 2016, compared to the prior year periods, due to the higher balance of low rate commercial paper outstanding and lower long-term rates related to the issuance of 2.3% and 3.25% Senior Notes.

Other expense, net, for the second quarter of 2016, declined as compared to the prior year period, due primarily to the second quarter 2015 impairment of our cost method investment in Brazil which did not recur in 2016. For the first six months of 2016, foreign exchange losses related to the Veda acquisition partially offset the decline in other expense, net as compared to the prior year period.

Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Provision for Income Taxes	2016	2015	$	%	2016	2015	$	%
	(In millions)				(In millions)
Consolidated provision for income taxes	$(68.3)	$(45.9)	$(22.4)	49%	$(119.9)	$(93.9)	$(26.0)	28%
Effective income tax rate	34.0%	29.0%			33.8%	31.7%

Our effective income tax rate was 34.0% for the second quarter of 2016, up from 29.0% for the second quarter of 2015. The effective income tax rate was 33.8% for the six months ended June 30, 2016, as compared to 31.7% for the same period in 2015. The 2015 income tax rate benefited from a change in state tax law resulting in an $8.6 million benefit recorded in the second quarter of 2015.

Net Income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Net Income	2016	2015	$	%	2016	2015	$	%
	(In millions, except per share amounts)				(In millions, except per share amounts)
Consolidated operating income	$225.7	$188.5	$37.2	20%	$401.9	$342.7	$59.2	17%
Consolidated other expense, net	(24.4)	(30.1)	5.7	(19)%	(46.6)	(46.7)	0.1	—%
Consolidated provision for income taxes	(68.3)	(45.9)	(22.4)	49%	(119.9)	(93.9)	(26.0)	28%
Consolidated net income	133.0	112.5	20.5	18%	235.4	202.1	33.3	16%
Net income attributable to noncontrolling interests	(2.1)	(1.5)	(0.6)	40%	(2.4)	(2.8)	0.4	(14)%
Net income attributable to Equifax	$130.9	$111.0	$19.9	18%	$233.0	$199.3	$33.7	17%
Diluted earnings per common share:
Net income attributable to Equifax	$1.08	$0.92	$0.16	17%	$1.93	$1.64	$0.29	18%
Weighted-average shares used in computing diluted earnings per share	121.1	120.9			120.9	121.3

Consolidated net income increased by $20.5 million or 18% and $33.3 million or 16% in the second quarter and first six months of 2016, respectively, due to increased operating income in our Workforce Solutions and Global Consumer Solutions businesses. This operating income increase was partially offset by increases in operating expense due to the Veda transaction and integration costs as well as foreign exchange losses recorded in other expense, net, also related to the Veda acquisition. The comparison also benefited from the first quarter 2015 realignment of internal resources charge and the second quarter 2015 impairment of our cost method investment in Brazil, that did not recur in 2016.

Segment Financial Results

USIS

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
U.S. Information Solutions	2016	2015	$	%		2016	2015	$	%
	(In millions)					(In millions)
Operating revenue:
Online Information Solutions	$220.0	$215.9	$4.1	2%		$438.1	$424.2	$13.9	3%
Mortgage Solutions	35.0	33.1	1.9	6%		66.6	64.4	2.2	3%
Financial Marketing Services	52.9	49.2	3.7	7%		98.1	94.1	4.0	4%
Total operating revenue	$307.9	$298.2	$9.7	3%		$602.8	$582.7	$20.1	3%
% of consolidated revenue	38%	43%				39%	44%
Total operating income	$134.0	$128.0	$6.0	5%		$256.8	$251.1	$5.7	2%
Operating margin	43.5%	42.9%		0.6	%pts	42.6%	43.1%		(0.5)	% pts

USIS revenue increased 3% in the second quarter and first six months of 2016 as compared to the prior year periods, driven by growth across our core credit decision services, commercial business, identity and fraud solutions, core mortgage and marketing services businesses.

Online Information Solutions

Revenue for the second quarter and first six months of 2016 increased 2% and 3%, respectively, when compared to the prior year periods, driven by growth in our core credit decisioning, commercial and identity and fraud solutions businesses.

Mortgage Solutions

Revenue increased by 6% and 3% for the second quarter and first six months of 2016, respectively, when compared to the prior year periods, primarily driven by growth in core mortgage.

Financial Marketing Services

Revenue increased 7% and 4% for the second quarter and first six months of 2016, respectively, as compared to the prior year periods due to increases in the core credit marketing and other marketing solutions.

USIS Operating Margin

USIS operating margin increased from 42.9% in the second quarter of 2015 to 43.5% in the second quarter of 2016 due to changes in product mix and decreased from 43.1% in the first six months of 2015 to 42.6% in the first six months of 2016 due to increases in people and litigation costs.

International

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
International	2016	2015	$	%		2016	2015	$	%
	(In millions)					(In millions)
Operating revenue:
Europe	$67.3	$60.1	$7.2	12%		$127.9	$115.2	$12.7	11%
Latin America	46.9	50.9	(4.0)	(8)%		89.4	98.4	(9.0)	(9)%
Asia Pacific	72.3	1.9	70.4	nm		99.9	4.2	95.7	nm
Canada	32.3	32.2	0.1	—%		59.7	62.7	(3.0)	(5)%
Total operating revenue	$218.8	$145.1	$73.7	51%		$376.9	$280.5	$96.4	34%
% of consolidated revenue	27%	21%				24%	21%
Total operating income	$33.7	$28.5	$5.2	18%		$53.0	$55.6	$(2.6)	(5)%
Operating margin	15.4%	19.7%		(4.3)	%pts	14.1%	19.8%		(5.7)	% pts
nm - not meaningful.

International revenue increased 51% and 34% in the second quarter and first six months of 2016, respectively, as compared to prior year. Revenue growth for the second quarter and six month periods, excluding Veda, was 2% and flat, respectively. Local currency revenue grew 62% and 47% in the second quarter and six month periods, respectively, primarily driven by the Veda acquisition, as well as strong growth in Europe and Latin America, compared to prior year. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $16.0 million and $34.1 million in the second quarter and first six months of 2016, respectively. Local currency growth for the second quarter and first six months of 2016, excluding Veda, was 13% and 12%, respectively.

Europe

On a local currency basis, revenue increased 18% and 17% in the second quarter and first six months of 2016, respectively, primarily due to growth in the U.K. debt management services segment. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $3.4 million, or 6%, and $6.4 million, or 6%, for the second quarter and first six months of 2016, respectively. Reported revenue increased 12% and 11% in the second quarter and first six months of 2016, respectively.

Latin America

On a local currency basis, revenue increased 14% in both the second quarter and first six months of 2016, driven by core organic growth primarily in Argentina and Chile. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $11.0 million, or 22%, and $23.2 million, or 24%, in the second quarter and first six months of 2016, respectively, most notably due to depreciation in the foreign exchange rate of the Argentine peso and the Chilean peso. Reported revenue decreased by 8% and 9% in the second quarter and first six months of 2016, respectively.

Asia Pacific

Revenue growth of $70.4 million and $95.7 million for the second quarter and first six months of 2016, respectively, as compared to the prior year periods, was driven by the Veda acquisition.

Canada

On a local currency basis, revenue increased 5% and 3% in the second quarter and first six months of 2016, respectively compared to the prior year due to core organic growth. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $1.6 million, or 5%, and $4.5 million, or 7%, in the second quarter and first six months of 2016, respectively. Reported revenue was flat in the second quarter of 2016 and decreased by 5% in the first six months of 2016.

International Operating Margin

Operating margin decreased in the second quarter and first six months of 2016. The decline was driven by the increased purchased intangibles amortization, Veda integration costs and people costs.

Workforce Solutions

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
Workforce Solutions	2016	2015	$	%		2016	2015	$	%
	(In millions)					(In millions)
Operating revenue:
Verification Services	$109.9	$94.0	$15.9	17%		$209.1	$179.8	$29.3	16%
Employer Services	67.4	52.3	15.1	29%		148.3	115.2	33.1	29%
Total operating revenue	$177.3	$146.3	$31.0	21%		$357.4	$295.0	$62.4	21%
% of consolidated revenue	22%	22%				23%	22%
Total operating income	$78.3	$56.0	$22.3	40%		$156.9	$116.0	$40.9	35%
Operating margin	44.2%	38.3%		5.9	% pts	43.9%	39.3%		4.6	%pts

Verification Services

Revenue increased 17% and 16% in the second quarter and first six months of 2016, respectively, compared to prior year, due to strong growth in mortgage, government, pre-employment screening and auto verticals, and continued addition of new records to The Work Number database.

Employer Services

Revenue increased 29% in both the second quarter and first six months of 2016, compared to prior year due to growth in our workforce analytics business.

Workforce Solutions Operating Margin

Operating margin increased from 38.3% for the second quarter of 2015 to 44.2% for the second quarter of 2016 and increased from 39.3% in the first six months of 2015 to 43.9% in the first six months of 2016. Margin expansion was driven by strong revenue growth over the second quarter and first six months of 2016.

Global Consumer Solutions

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
Global Consumer Solutions	2016	2015	$	%		2016	2015	$	%
	(In millions)					(In millions)
Total operating revenue	$107.3	$88.5	$18.8	21%		$202.5	$171.7	$30.8	18%
% of consolidated revenue	13%	13%				13%	13%
Total operating income	$25.8	$24.5	$1.3	5%		$52.8	$46.9	$5.9	13%
Operating margin	24.0%	27.8%		(3.8)	%pts	26.1%	27.4%		(1.3)	%pts

Revenue increased 21% and 18% for the second quarter and first six months of 2016, respectively, as compared to prior year. Local currency revenue grew 22% and 19% in the second quarter and first six months of 2016, respectively, principally due to the growth of the direct to consumer reseller business and to a lesser extent consumer direct revenue in the U.S. and internationally. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $0.9 million, or 1%, and $1.8 million, or 1%, for the second quarter and first six months of 2016, respectively. Operating margin decreased from 27.8% in the second quarter of 2015 to 24.0% in the second quarter of 2016 and decreased from 27.4% in the first six months of 2015 to 26.1% in the first six months of 2016, due to changes in product mix and increases in people and partner implementation costs.

General Corporate Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
General Corporate Expense	2016	2015	$	%	2016	2015	$	%
	(In millions)				(In millions)
General corporate expense	$46.1	$48.5	$(2.4)	(5)%	$117.6	$126.9	$(9.3)	(7)%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, including shared services, technology, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance. General corporate expense decreased $2.4 million and $9.3 million in the second quarter and first six months of 2016, respectively, due to the 2015 expenses related to the realignment of internal resources that did not recur in the first quarter of 2016, partially offset by the Veda transaction costs and integration costs as well as other increases in people costs.

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

Sources and Uses of Cash

Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity. We expect that funds generated from results of operations will be sufficient to finance our anticipated working capital and other cash requirements (such as capital expenditures, interest payments, potential pension funding contributions, acquisition and integration costs, and dividend payments) for the foreseeable future. If borrowings were needed, we would expect to borrow in the commercial paper or corporate bond markets; or in the event that credit market conditions were to deteriorate, we would rely more heavily on borrowings from the Credit Facilities as described below. At June 30, 2016, $454.7 million was available to borrow under our Revolver. Our Credit Facilities do not include a provision under which lenders could refuse to allow us to borrow under these facilities in the event of a material adverse change in our financial condition, as long as we are in compliance with the covenants contained in the credit agreements.

The following table summarizes our cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2016	2015	2016 vs. 2015
	(In millions)
Operating activities	$279.5	$289.6	$(10.1)
Investing activities	$(1,821.4)	$(59.7)	$(1,761.7)
Financing activities	$1,518.2	$(268.1)	$1,786.3

Operating Activities

Cash provided by operating activities in the six months ended June 30, 2016 decreased by $10.1 million over the prior year, due to an increase in working capital mostly driven by an increase in accounts receivable, a decrease in current liabilities, excluding debt, and partially offset by an increase in net income.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to U.S. is limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.  As of June 30, 2016, we held $80.9 million of cash in our foreign subsidiaries.

Investing Activities

Capital Expenditures

	Six Months Ended June 30,		Change
Net cash used in:	2016	2015	2016 vs. 2015
	(In millions)
Capital expenditures	$(82.8)	$(55.2)	$(27.6)

Our capital expenditures are used for developing, enhancing and deploying new and existing software in support of our expanding product set, replacing or adding facilities and equipment, updating systems for regulatory compliance, the licensing of software applications and investing in system reliability, security and disaster recovery enhancements. Capital expenditures in the first six months of 2016 increased by $27.6 million from the same period in 2015 as we are continuing to invest in new services and technology infrastructure.

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

We did not make significant investments in unconsolidated affiliates during the first six months of 2016 and 2015.

Financing Activities

Borrowings and Credit Facility Availability

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2016	2015	2016 vs. 2015
	(In millions)
Net short-term borrowings (repayments)	$207.5	$(45.2)	$252.7
Payments on long-term debt	$(210.0)	$—	$(210.0)
Borrowings on long-term debt	$1,574.7	$—	$1,574.7
Debt issuance costs	$(5.5)	$—	$(5.5)

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

At June 30, 2016, $444.8 million was outstanding under our CP program. At June 30, 2016, a total of $454.7 million was available under our Revolver.

At June 30, 2016, 65% of our debt was fixed-rate debt and 35% was effectively variable-rate debt. Our variable-rate debt consists of our commercial paper, which is generally issued for terms of 1 to 90 days. At June 30, 2016, the interest rates on our variable-rate debt ranged from 0.73% to 1.57%.

Borrowing and Repayment Activity

Net short-term borrowings (repayments) primarily represent activity under our CP program and borrowings under the 364-Day Revolver. We primarily borrow under our CP program, as needed and availability allows.

The increase in net short-term borrowings (repayments) primarily reflects the net activity of CP notes in the first six months of 2016, as well as the draw down on the 364-Day Revolver during the first quarter of 2016 and the pay off of the Veda assumed debt in the first quarter and the 364-Day Revolver during the second quarter of 2016. The net borrowings in the first six months of 2015 represents the borrowings of the CP notes.

On May 12, 2016, we issued $500.0 million principal amount of 2.3%, five-year senior notes and $275.0 million principal amount of 3.25%, ten-year senior notes in an underwritten public offering. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2016. The net proceeds of the sale of the notes were used to repay borrowings under our 364-Day Revolver and a portion of the borrowings under our commercial paper program incurred to finance the acquisition of Veda. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The senior notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

Payments on long-term debt reflect $10 million and $200 million payments made in the first and second quarter of 2016, respectively, on our Term Loan Facility. Borrowings on long-term debt reflect $800 million draw down in the first quarter of 2016 on our Term Loan Facility and the issuance of $500 million of senior notes due 2021 and $275 million of senior notes due 2026 during the second quarter of 2016, as discussed above.

Debt Covenants.  A downgrade in our credit ratings would increase the cost of borrowings under our CP program and credit facilities, and could limit or, in the case of a significant downgrade, preclude our ability to issue CP. Our outstanding indentures and comparable instruments also contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions. In addition, the Credit Facilities limit the amount of subsidiary debt and the amount of debt secured by liens, and require us to maintain a maximum leverage ratio of not more than 3.5 to 1.0.  As permitted under the terms of the Credit Facilities, we made the election to increase the covenant to 4.0 to 1.0, effective for four consecutive quarters, beginning with the first quarter of 2016 and continuing through the fourth quarter of 2016. None of these covenants are considered restrictive to our operations and, as of June 30, 2016, we were in compliance with all of our debt covenants.

We do not have any credit rating triggers that would accelerate the maturity of a material amount of our outstanding debt; however, our 6.3% Senior Notes due 2017, 2.3% Senior Notes due 2021, 3.3% Senior Notes due 2022, 3.25% Senior Notes due 2026 and 7.0% Senior Notes due 2037 (together, the “Senior Notes”) contain change of control provisions. If we experience a change of control or publicly announce our intention to effect a change of control and the rating on the Senior Notes is lowered by each of Standard & Poor’s, or S&P, and Moody’s Investors Service, or Moody’s, below an investment grade rating within 60 days of such change of control or notice thereof, we will be required to offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest.

 For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 6 of the Notes to Consolidated Financial Statements in our 2015 Form 10-K.

Equity Transactions

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2016	2015	2016 vs. 2015
	(In millions)
Treasury stock repurchases	$—	$(182.2)	$182.2
Dividends paid to Equifax shareholders	$(78.6)	$(69.0)	$(9.6)
Dividends paid to noncontrolling interests	$(5.6)	$(6.0)	$0.4
Proceeds from exercise of stock options	$15.7	$17.2	$(1.5)
Excess tax benefits from stock-based compensation plans	$20.0	$17.1	$2.9

Sources and uses of cash related to equity during the six months ended June 30, 2016 and 2015 were as follows:

-	During the first six months of 2016, we did not repurchase any shares of our stock.

-
We increased our quarterly dividend from $0.29 per share to $0.33 per share as announced in the first quarter of 2016. We paid cash dividends to Equifax shareholders of $78.6 million or $0.66 per share and $69.0 million or $0.58 per share, during the six months ended June 30, 2016 and 2015, respectively.

-	We received cash of $15.7 million and $17.2 million during the first six months of 2016 and 2015, respectively, from the exercise of stock options.

At June 30, 2016, the Company had $667.2 million remaining for stock repurchases under the existing Board authorization.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2015 Form 10-K. There were no material changes to our market risk exposure during the six months ended June 30, 2016.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in the following legal actions:

California Bankruptcy Litigation. In consolidated actions filed in the U.S. District Court for the Central District of California, captioned Terri N. White, et al. v. Equifax Information Services LLC, Jose Hernandez v. Equifax Information Services LLC, Kathryn L. Pike v. Equifax Information Services LLC, and Jose L. Acosta, Jr., et al. v. Trans Union LLC, et al. , plaintiffs asserted that Equifax violated federal and state law (the FCRA, the California Credit Reporting Act and the California Unfair Competition Law) by failing to follow reasonable procedures to determine whether credit accounts are discharged in bankruptcy, including the method for updating the status of an account following a bankruptcy discharge. On August 20, 2008, the District Court approved a Settlement Agreement and Release providing for certain changes in the procedures used by defendants to record discharges in bankruptcy on consumer credit files. That settlement resolved claims for injunctive relief, but not plaintiffs’ claims for damages. On May 7, 2009, the District Court issued an order preliminarily approving an agreement to settle remaining class claims. The District Court subsequently deferred final approval of the settlement and required the settling parties to send a supplemental notice to those class members who filed a claim and objected to the settlement or opted out, with the cost for the re-notice to be deducted from the plaintiffs’ counsel fee award.   Mailing of the supplemental notice was completed on February 15, 2011. The deadline for this group of settling plaintiffs to provide additional documentation to support their damage claims or to opt-out of the settlement was March 31, 2011. On July 15, 2011, following another approval hearing, the District Court approved the settlement. Several objecting plaintiffs subsequently filed notices of appeal to the U.S. Court of Appeals for the Ninth Circuit, which, on April 22, 2013, issued an order remanding the case to the District Court for further proceedings. On January 21, 2014, the District Court denied the objecting plaintiffs’ motion to disqualify counsel for the settling plaintiff and granted the motion of counsel for the settling plaintiffs’ to be appointed as interim lead class counsel. On May 1, 2014, the District Court granted the objecting plaintiffs motion for leave to file an interlocutory appeal from the January 21, 2014 Order and the objectors filed a petition for permission to appeal to the U.S. Court of Appeals for the Ninth Circuit. On July 9, 2014, the U.S. Court of Appeals for the Ninth Circuit granted the petition for permission to appeal. On March 28, 2016, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s lead counsel appointment and remanded the case back to the District Court for further proceedings. The parties have agreed to re-engage in settlement discussions, including participation in a mediation scheduled for August 2016.

State Attorneys General Investigation. The Attorneys General of the State of Ohio and multiple other states commenced an investigation in late 2012 into certain business practices of the nationwide consumer reporting agencies (Equifax, Experian and TransUnion).  In addition, the Attorneys General for the States of New York and Mississippi commenced separate investigations into the same or similar matters as those being reviewed by the multi-state attorney general investigation.  On March 9, 2015, Equifax, Experian and TransUnion entered into a settlement agreement with the New York Attorney General, and on May 20, 2015, Equifax, Experian and TransUnion entered into a settlement agreement related to the multistate investigation, which included 31 states. The agreements are substantially similar and provide for the implementation over a period of 6 to 39 months of a National Consumer Assistance Plan to enhance consumer interaction with the national credit reporting agencies and improve data accuracy and quality. Finally, on June 8, 2016, Equifax individually entered into a settlement agreement with the Mississippi Attorney General, which also provides for the implementation of initiatives related to enhanced consumer interaction and improved data quality and accuracy and incorporates many elements of the National Consumer Assistance Plan.

CFPB Investigations. In February 2014, we received a Civil Investigative Demand (a “CID”) from the Consumer Financial Protection Bureau (the “CFPB” or the "Bureau") as part of its investigation to determine whether nationwide consumer reporting agencies have been or are engaging in unlawful acts or practices relating to the advertising, marketing, sale or provision of consumer reports, credit scores or credit monitoring products in violation of the Dodd Frank Act or the Fair Credit Reporting Act. The CID requested the production of documents and answers to written questions. A second CID was issued in July 2015, seeking additional documents and information. On May 18, 2016, the CFPB notified the Company that the staff of the CFPB's Office of Enforcement is considering recommending that the CFPB take legal action against the Company. Should the CFPB commence an action, it may seek restitution, civil monetary penalties, injunctive relief or other corrective action. The Company has submitted a written response to the Office of Enforcement addressing the Bureau's allegations and we continue to cooperate with the CFPB in its investigation. At this time, we are unable to predict the outcome of this CFPB investigation, including whether the investigation will result in any action or proceeding against us.

In June 2016, we received a CID from the CFPB as part of an investigation to determine whether Equifax Workforce Solutions has been or is engaging in unlawful acts or practices relating to the creation, provision, handling, advertising, marketing or sale of consumer reports or similar products or services in violation of the Dodd Frank Act or the Fair Credit

Reporting Act. The CID requests the production of documents and answers to written questions. We are cooperating with the CFPB in its investigation and are in discussions with the CFPB regarding our response to the CID. At this time, we are unable to predict the outcome of this CFPB investigation, including whether the investigation will result in any action or proceeding against us.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our first quarter ended June 30, 2016:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly-Announced	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
April 1 - April 30, 2016	—	$—	—	$667,199,250
May 1 - May 31, 2016	3,934	$—	—	$667,199,250
June 1 - June 30, 2016	5,297	$—	—	$667,199,250
Total	9,231	$—	—	$667,199,250

(1)
The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 0 shares for the month of April 2016, 3,934 shares for the month of May 2016, and 5,297 shares for the month of June 2016.

(2)	Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).

(3)	At June 30, 2016, the amount authorized for future share repurchases under the share repurchase program was $667.2 million. The program does not have a stated expiration date.

Dividend and Share Repurchase Restrictions

Our Credit Facilities restrict our ability to pay cash dividends on our capital stock or repurchase capital stock if a default or event of default exists or would result, according to the terms of the applicable credit agreements.

ITEM 6.  EXHIBITS

Exhibit No.	Description
10.1	Equifax 2005 Executive Deferred Compensation Plan, as amended and restated effective January 1, 2015
10.2	Amendment No. 1 to the Equifax 2005 Executive Deferred Compensation Plan, effective January 1, 2016
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equifax Inc.
(Registrant)

Date:	July 28, 2016	By:	/s/ Richard F. Smith
Richard F. Smith
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	July 28, 2016		/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Corporate Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	July 28, 2016		/s/ Nuala M. King
Nuala M. King
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Equifax 2005 Executive Deferred Compensation Plan, as amended and restated effective January 1, 2015
10.2	Amendment No. 1 to the Equifax 2005 Executive Deferred Compensation Plan, effective January 1, 2016
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase