Form 10-Q
period 2016-09-30
EQUIFAX INC
filed 2016-10-27
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

On October 13, 2016, there were 119,761,309 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED September 30, 2016

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,
	2016	2015
(In millions, except per share amounts)
Operating revenue	$804.1	$667.4
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	288.0	226.5
Selling, general and administrative expenses	233.4	217.2
Depreciation and amortization	70.6	49.4
Total operating expenses	592.0	493.1
Operating income	212.1	174.3
Interest expense	(24.3)	(15.8)
Other income, net	2.4	14.4
Consolidated income from operations before income taxes	190.2	172.9
Provision for income taxes	(55.3)	(53.2)
Consolidated net income	134.9	119.7
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(2.1)	(1.8)
Net income attributable to Equifax	$132.8	$117.9
Basic earnings per common share:
Net income attributable to Equifax	$1.11	$1.00
Weighted-average shares used in computing basic earnings per share	119.5	118.4
Diluted earnings per common share:
Net income attributable to Equifax	$1.09	$0.98
Weighted-average shares used in computing diluted earnings per share	121.3	120.6
Dividends per common share	$0.33	$0.29

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
(In millions, except per share amounts)
Operating revenue	$2,343.8	$1,997.3
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	827.1	662.4
Selling, general and administrative expenses	708.2	668.8
Depreciation and amortization	194.5	149.1
Total operating expenses	1,729.8	1,480.3
Operating income	614.0	517.0
Interest expense	(68.0)	(48.1)
Other expense, net	(0.4)	—
Consolidated income from operations before income taxes	545.6	468.9
Provision for income taxes	(175.3)	(147.1)
Consolidated net income	370.3	321.8
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(4.5)	(4.6)
Net income attributable to Equifax	$365.8	$317.2
Basic earnings per common share:
Net income attributable to Equifax	$3.07	$2.67
Weighted-average shares used in computing basic earnings per share	119.2	118.8
Diluted earnings per common share:
Net income attributable to Equifax	$3.02	$2.62
Weighted-average shares used in computing diluted earnings per share	121.1	121.0
Dividends per common share	$0.99	$0.87

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30, 2016
	2016			2015
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$132.8	$2.1	$134.9	$117.9	$1.8	$119.7
Other comprehensive income (loss):
Foreign currency translation adjustment	82.2	—	82.2	(31.5)	(2.1)	(33.6)
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans, net	2.3	—	2.3	2.6	—	2.6
Change in cumulative loss from cash flow hedging transactions, net	—	—	—	—	—	—
Comprehensive income (loss)	$217.3	$2.1	$219.4	$89.0	$(0.3)	$88.7

	Nine Months Ended September 30,
	2016			2015
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$365.8	$4.5	$370.3	$317.2	$4.6	$321.8
Other comprehensive income (loss):
Foreign currency translation adjustment	114.1	(1.3)	112.8	(49.6)	(4.6)	(54.2)
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans, net	6.8	—	6.8	7.7	—	7.7
Change in cumulative loss from cash flow hedging transactions, net	0.6	—	0.6	0.2	—	0.2
Comprehensive income	$487.3	$3.2	$490.5	$275.5	$—	$275.5

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
(In millions, except par values)	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$111.5	$93.3
Trade accounts receivable, net of allowance for doubtful accounts of $9.5 and $7.5 at September 30, 2016 and December 31, 2015, respectively	436.4	349.8
Prepaid expenses	64.4	39.3
Other current assets	49.5	79.2
Total current assets	661.8	561.6
Property and equipment:
Capitalized internal-use software and system costs	287.4	212.5
Data processing equipment and furniture	265.3	247.8
Land, buildings and improvements	202.7	194.6
Total property and equipment	755.4	654.9
Less accumulated depreciation and amortization	(312.1)	(288.1)
Total property and equipment, net	443.3	366.8
Goodwill	4,071.5	2,571.0
Indefinite-lived intangible assets	94.9	94.7
Purchased intangible assets, net	1,406.4	827.9
Other assets, net	128.7	79.5
Total assets	$6,806.6	$4,501.5
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$706.7	$49.3
Accounts payable	46.0	40.6
Accrued expenses	136.6	112.7
Accrued salaries and bonuses	123.1	139.2
Deferred revenue	112.2	96.8
Other current liabilities	173.1	165.2
Total current liabilities	1,297.7	603.8
Long-term debt	2,136.3	1,138.4
Deferred income tax liabilities, net	358.2	205.5
Long-term pension and other postretirement benefit liabilities	141.2	146.4
Other long-term liabilities	85.8	57.0
Total liabilities	4,019.2	2,151.1
Commitments and Contingencies (see Note 6)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at September 30, 2016 and December 31, 2015; Outstanding shares - 119.6 and 118.7 at September 30, 2016 and December 31, 2015, respectively	236.6	236.6
Paid-in capital	1,304.4	1,260.5
Retained earnings	4,081.9	3,834.4
Accumulated other comprehensive loss	(363.3)	(484.8)
Treasury stock, at cost, 69.1 shares and 70.0 shares at September 30, 2016 and December 31, 2015, respectively	(2,507.6)	(2,529.9)
Stock held by employee benefit trusts, at cost, 0.6 shares at September 30, 2016 and December 31, 2015	(5.9)	(5.9)
Total Equifax shareholders' equity	2,746.1	2,310.9
Noncontrolling interests including redeemable noncontrolling interests	41.3	39.5
Total equity	2,787.4	2,350.4
Total liabilities and equity	$6,806.6	$4,501.5

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(In millions)
Operating activities:
Consolidated net income	$370.3	$321.8
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Impairment of cost method investment	—	14.8
Depreciation and amortization	195.4	150.4
Stock-based compensation expense	30.2	32.2
Excess tax benefits from stock-based compensation plans	(29.6)	(22.1)
Deferred income taxes	(10.4)	(24.3)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(54.5)	(29.0)
Prepaid expenses and other current assets	7.0	21.2
Other assets	(7.9)	3.9
Current liabilities, excluding debt	1.8	68.0
Other long-term liabilities, excluding debt	22.2	(0.1)
Cash provided by operating activities	524.5	536.8
Investing activities:
Capital expenditures	(131.0)	(93.6)
Acquisitions, net of cash acquired	(1,792.4)	(4.4)
Cash received from divestitures	—	2.9
Economic hedges	(10.8)	—
Investment in unconsolidated affiliates, net	—	(0.1)
Cash used in investing activities	(1,934.2)	(95.2)
Financing activities:
Net short-term borrowings (repayments)	194.2	(193.4)
Payments on long-term debt	(300.0)	—
Borrowings on long-term debt	1,574.7	—
Treasury stock purchases	—	(196.3)
Dividends paid to Equifax shareholders	(118.1)	(103.4)
Dividends paid to noncontrolling interests	(5.8)	(6.0)
Proceeds from exercise of stock options	26.8	26.0
Excess tax benefits from stock-based compensation plans	29.6	22.1
Purchase of redeemable noncontrolling interests	(3.6)	—
Debt issuance costs	(5.4)	—
Cash provided by (used in) financing activities	1,392.4	(451.0)
Effect of foreign currency exchange rates on cash and cash equivalents	35.5	(10.4)
Increase (decrease) in cash and cash equivalents	18.2	(19.8)
Cash and cash equivalents, beginning of period	93.3	128.3
Cash and cash equivalents, end of period	$111.5	$108.5

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND OTHER COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2016

(Unaudited)

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2015	118.7	$236.6	$1,260.5	$3,834.4	$(484.8)	$(2,529.9)	$(5.9)	$39.5	$2,350.4
Net income	—	—	—	365.8	—	—	—	4.5	370.3
Other comprehensive loss	—	—	—	—	121.5	—	—	(1.3)	120.2
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.9	—	(14.9)	—	—	22.3	—	—	7.4
Treasury stock purchased under share repurchase program*	—	—	—	—	—	—	—	—	—
Cash dividends ($0.99 per share)	—	—	—	(118.7)	—	—	—	—	(118.7)
Dividends paid to employee benefits trusts	—	—	0.6	—	—	—	—	—	0.6
Stock-based compensation expense	—	—	30.2	—	—	—	—	—	30.2
Tax effects of stock-based compensation plans	—	—	29.6	—	—	—	—	—	29.6
Purchases of redeemable noncontrolling interests	—	—	(1.6)	—	—	—	—	(2.0)	(3.6)
Acquisition of Veda noncontrolling interests	—	—	—	—	—	—	—	6.7	6.7
Redeemable noncontrolling interest adjustment	—	—	—	0.4	—	—	—	(0.3)	0.1
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(5.8)	(5.8)
Balance, September 30, 2016	119.6	$236.6	$1,304.4	$4,081.9	$(363.3)	$(2,507.6)	$(5.9)	$41.3	$2,787.4

* At September 30, 2016, $667.2 million was available for future purchases of common stock under our share repurchase authorization.

Accumulated Other Comprehensive Loss consists of the following components:

	September 30, 2016	December 31, 2015
	(In millions)
Foreign currency translation	$(123.3)	$(237.4)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $134.7 and $138.2 at September 30, 2016 and December 31, 2015, respectively	(239.0)	(245.8)
Cash flow hedging transactions, net of accumulated tax of $0.9 and $1.0 at September 30, 2016 and December 31, 2015, respectively	(1.0)	(1.6)
Accumulated other comprehensive loss	$(363.3)	$(484.8)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2016

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations.   We collect, organize and manage various types of financial, demographic, employment and marketing information. Our services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain human resources, employment tax and payroll-related business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. We also provide information, technology and services to support debt collections and recovery management. As of September 30, 2016, we operated in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We also offer Equifax branded credit services in India and Russia through joint ventures, we have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore, and have an investment in a consumer and commercial credit information company in Brazil.

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

Basis of Presentation.   The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, the instructions to Form 10-Q and applicable sections of SEC Regulation S-X. To understand our complete financial position and results, as defined by GAAP, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Weighted-average shares outstanding (basic)	119.5	118.4	119.2	118.8
Effect of dilutive securities:
Stock options and restricted stock units	1.8	2.2	1.9	2.2
Weighted-average shares outstanding (diluted)	121.3	120.6	121.1	121.0

For the three and nine months ended September 30, 2016 and 2015, the stock options that were anti-dilutive were not material.

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

Financial Instruments.   Our financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable and short- and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for publicly traded instruments, and for non-publicly traded instruments through valuation techniques depending on the specific characteristics of the debt instrument. As of September 30, 2016 and December 31, 2015, the fair value of our long-term debt, including the current portion, based on observable inputs was $2.6 billion and $1.2 billion, respectively compared to its carrying value of $2.4 billion and $1.1 billion, respectively.

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

The following table presents items measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value of Assets (Liabilities) at September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Deferred Compensation Plan Assets(1)	$28.1	$28.1	$—	$—
Deferred Compensation Plan Liability(1)	(28.1)	—	(28.1)	—
Total	$—	$28.1	$(28.1)	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. As disclosed in Note 3, we completed various acquisitions during the nine months ended September 30, 2016. The values of net assets acquired and the resulting goodwill were recorded at fair value using Level 3 inputs. The majority of the related current assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and definite-lived intangible assets acquired in this acquisition were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates in the present value calculations. The fair value of the equity method investment assets acquired were internally estimated based on the market approach. Under the market approach, we estimated fair value based on market multiples of comparable companies.

Other Current Assets. Other current assets on our Consolidated Balance Sheets primarily represent amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of September 30, 2016, these assets were approximately $23.8 million, with a corresponding balance in other current liabilities. These amounts are restricted as to their current use, and will be released according to the specific customer agreements. Other current assets also include certain current tax accounts.

Variable Interest Entities.  We hold interests in certain entities, including credit data, information solutions and debt collections and recovery management ventures, that are considered variable interest entities, or VIEs.  These variable interests relate to ownership interests that require financial support for these entities.  Our investments related to these VIEs totaled $14.4 million at September 30, 2016, representing our maximum exposure to loss, with the exception of the guarantees referenced in Note 6.  We are not the primary beneficiary and are not required to consolidate any of these VIEs, with the exception of a debt collections and recovery management venture, for which we meet the consolidation criteria under Accounting Standards Codification ("ASC") 810, Consolidation. In regards to that consolidated VIE, we have a 75% equity ownership interest and control of the activities that most significantly impact the VIE's economic performance. The assets and liabilities of the VIE for which we are the primary beneficiary were not significant to the Company’s Consolidated Financial Statements, and no gain or loss was recognized because of its consolidation.

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

Other Current Liabilities. Other current liabilities on our Consolidated Balance Sheets consist of corresponding amounts of other current assets, related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of September 30, 2016, these funds were approximately $23.8 million. These amounts are restricted as to their current use, and will be released according to the specific customer agreements. Other current liabilities also include various accrued liabilities such as interest expense, accrued employee benefits, accrued taxes, accrued payroll, and accrued legal expenses.

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

The Company has adopted the new guidance and retrospectively presented the debt issuance costs related to its long-term debt as a deduction from the carrying amount of the associated debt on its Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015. The Company continues to present the debt issuance costs related to its revolving credit facilities as an asset on its Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015. This change did not affect the Company's consolidated statements of income, cash flows, or shareholders' equity.

Recent Accounting Pronouncements.    Statement of Cash Flows. In August 2016, the FASB issued ASU 2016-15 "Classification of Certain Cash Receipts and Cash Payments (Topic 230)". This standard provides guidance for eight targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. The guidance is effective in 2018 with early adoption permitted. The Company is currently evaluating the impacts the adoption of this accounting standard will have on its Consolidated Financial Statements.

Share-based payments. In March 2016, the FASB issued ASU 2016-09 "Compensation - Stock Compensation (Topic 718)". This standard requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective in 2017 with early adoption permitted. The Company is currently evaluating the impact of this guidance on its Consolidated Financial Statements.

Equity method investments. In March 2016, the FASB issued ASU 2016-07 "Investments - Equity Method and Joint Ventures (Topic 323)". This standard eliminates the requirement that an investor retrospectively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for the equity method. The guidance requires that an equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The guidance is effective in 2017 with early adoption permitted. The guidance will not have a material impact on our Consolidated Financial Statements.

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

2. INVESTMENT IN BOA VISTA SERVICOS

We hold a 15% equity interest in Boa Vista Servicos ("BVS"), which is the second largest consumer and commercial credit information company in Brazil. This investment is recorded in other assets, net, on the Consolidated Balance Sheets and is accounted for using the cost method. BVS is undergoing a process to issue new shares through which we expect our ownership interest to be diluted by approximately 1%. We do not expect this dilution to result in an impairment of our investment.

During the second quarter of 2015, we recorded a loss of 46 million Reais ($14.8 million) which is included in other (expense) income, net, in the Consolidated Statements of Income. As of December 31, 2015 our investment in BVS was recorded at 44 million Brazilian Reais, which approximated the fair value. The fair value was determined by management using income and market approaches. The carrying value has decreased by $36.8 million related to the foreign exchange impact since 2011, which is included in the foreign currency translation adjustments in accumulated other comprehensive income. As of September 30, 2016, our investment in BVS, recorded at 44 million Reais ($13.7 million), approximated the fair value.

3. ACQUISITIONS AND INVESTMENTS

2016 Acquisitions and Investments. On February 24, 2016, the Company completed the acquisition of 100% of the ordinary voting shares of Veda for cash consideration of approximately $1.7 billion (2.4 billion Australian dollars) and debt assumed of approximately $189.5 million (261.9 million Australian dollars). The acquisition provides a strong platform for Equifax to offer data and analytic services and further broaden the Company's geographic footprint. Veda stockholders received 2.825 Australian dollars in cash for each share of Veda common stock they owned. The Company financed the transaction with $1.7 billion of debt, consisting of commercial paper, an $800 million 364-Day revolving credit facility (the "364-Day Revolver"), and an $800 million three-year delayed draw term loan facility (the "Term Loan"). Refer to Note 5 for further discussion on debt. Additionally, on August 23, 2016, the Company completed the acquisition of 100% of the assets and certain liabilities of unemployment tax and claims management specialists Barnett & Associates ("Barnett"), as well as the verifications business, Computersoft, LLC ("Computersoft").

The primary areas of the Veda purchase price that are not yet finalized are related to income taxes, provisions, unearned revenue, intangible assets, property and equipment, working capital, amortization and depreciation lives, and residual goodwill, including the allocation between reporting units. The primary areas of the Barnett and Computersoft purchase price that are not yet finalized are related to working capital and the allocation between reporting units. Accordingly, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the valuation date.

The preliminary valuation of acquired assets and assumed liabilities at the date of the acquisition, include the following:

(In millions)
Cash	$23.2
Accounts receivable and other current assets	36.2
Other assets	41.7
Identifiable intangible assets (1)	676.7
Goodwill (2)	1,448.1
Total assets acquired	2,225.9
Debt(3)	(189.5)
Other current liabilities	(37.5)
Other liabilities	(174.0)
Noncontrolling interest	(6.7)
Net assets acquired	$1,818.2

(1)    Identifiable intangible assets are further disaggregated in the table below.

(2)
The goodwill related to Veda is included in the International segment and is not deductible for tax purposes. The goodwill related to the Barnett and Computersoft acquisition is included in the Workforce Solutions segment and is deductible for tax purposes.

(3)    The Veda debt of $191 million was paid in full on March 10, 2016.

The primary reasons that the purchase price of the acquisitions exceeded the fair value of the net assets acquired, which resulted in the recognition of goodwill, were attributable to new growth opportunities and the acquired assembled and trained workforce of Veda.

	Fair value	Weighted-average useful life
Definite-lived intangible assets:	(In millions)	(In years)
Customer relationships	$169.9	15.0
Acquired software and technology	104.1	4.3
Purchased data files	387.5	14.8
Non-compete agreements	5.3	2.1
Trade names and other intangible assets	9.9	1.0
Total acquired intangibles	$676.7	13.0

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

	Three months ended September 30,
	2015
	As Reported	Pro Forma
	(In millions, except per share data)
Operating revenues	$667.4	$732.9
Net income attributable to Equifax	117.9	116.1
Net income per share (basic)	1.00	0.98
Net income per share (diluted)	0.98	0.96

	Nine months ended September 30,
	2016		2015
	As Reported	Pro Forma	As Reported	Pro Forma
	(In millions, except per share data)
Operating revenues	$2,343.8	$2,383.2	$1,997.3	$2,198.4
Net income attributable to Equifax	365.8	368.4	317.2	318.5
Net income per share (basic)	3.07	3.09	2.67	2.68
Net income per share (diluted)	3.02	3.04	2.62	2.63

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

Our annual goodwill impairment testing was completed during the third quarter of 2016. The estimated fair value for all reporting units exceeded the carrying value of those units as of September 30, 2016. As a result, no goodwill impairment was recorded. Refer to our methodology of fair value estimates as discussed in the “Application of Critical Accounting Policies” section in this Form 10-Q.

In the first quarter of 2016, we acquired Veda, which operates primarily in Australia and New Zealand. We have included Veda's operations within a newly-created Asia Pacific reporting unit within the International segment. Additionally, we moved the TDX Australia and India operations that were included in our Europe reporting unit to the Asia Pacific reporting unit to align with how we manage our business. Our financial results for the three and nine months ended September 30, 2016 and 2015, reflect our new organizational structure. Additionally in 2016, we have renamed our Personal Solutions segment Global Consumer Solutions.

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

In the third quarter of 2016, we acquired Barnett and Computersoft for which the acquired goodwill has been allocated between the Verification Services and Employer Services reporting units within the Workforce Solutions reportable segment.

Changes in the amount of goodwill for the nine months ended September 30, 2016, are as follows:

	U.S. Information Solutions	International	Workforce Solutions	Global Consumer Solutions	Total
	(In millions)
Balance, December 31, 2015	$1,071.3	$441.5	$907.6	$150.6	$2,571.0
Acquisitions	—	1,403.4	44.7	—	1,448.1
Adjustments to initial purchase price allocation	—	(3.6)	—	—	(3.6)
Foreign currency translation	—	66.2	—	(10.2)	56.0
Balance, September 30, 2016	$1,071.3	$1,907.5	$952.3	$140.4	$4,071.5

Indefinite-Lived Intangible Assets.   Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. The estimated fair value of our indefinite-lived intangible assets exceeded the carrying value as of September 30, 2015. As a result, no impairment was recorded. Our indefinite-lived intangible asset carrying amounts did not change materially during the nine months ended September 30, 2016.

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

Purchased intangible assets at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$1,041.0	$(264.9)	$776.1	$665.9	$(240.6)	$425.3
Acquired software and technology	149.9	(44.3)	105.6	52.4	(35.5)	16.9
Customer relationships	733.8	(270.5)	463.3	565.9	(239.3)	326.6
Reacquired rights	73.3	(49.2)	24.1	73.3	(39.4)	33.9
Proprietary database	21.5	(6.3)	15.2	7.4	(5.8)	1.6
Non-compete agreements	27.8	(21.1)	6.7	25.8	(18.3)	7.5
Trade names and other intangible assets	57.9	(42.5)	15.4	49.1	(33.0)	16.1
Total definite-lived intangible assets	$2,105.2	$(698.8)	$1,406.4	$1,439.8	$(611.9)	$827.9

Amortization expense related to purchased intangible assets was $47.5 million and $30.5 million during the three months ended September 30, 2016 and 2015, respectively. Amortization expense related to purchased intangible assets was $130.3 million and $93 million during the nine months ended September 30, 2016 and 2015, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at September 30, 2016 is as follows:

Years ending December 31,	Amount
(In millions)
2016	$47.8
2017	173.4
2018	140.7
2019	122.6
2020	117.8
Thereafter	804.1
$1,406.4

5. DEBT

Debt outstanding at September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016	December 31, 2015
	(In millions)
Commercial paper	$431.7	$47.2
364-Day Revolver	—	—
Notes, 6.30%, due July 2017	272.5	272.5
Term Loan, due Nov 2018	500.0	—
Notes, 2.30%, due June 2021	500.0	—
Notes, 3.30%, due Dec 2022	500.0	500.0
Notes, 3.25%, due June 2026	275.0	—
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 7.00%, due July 2037	250.0	250.0
Other	2.7	2.1
Total debt	2,856.9	1,196.8
Less short-term debt and current maturities	(706.7)	(49.3)
Less unamortized discounts and debt issuance costs	(13.9)	(9.1)
Total long-term debt, net	$2,136.3	$1,138.4

Senior Credit Facilities.   We are party to a $900.0 million five-year unsecured revolving credit facility (the "Revolver") and the Term Loan, an $800.0 million term loan facility (the Revolver and the Term Loan collectively, the "Senior Credit Facility"), with a group of financial institutions.  The Revolver also has an accordion feature that allows us to request an increase in the total commitment to $1.2 billion.  Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Revolver and the Term Loan are scheduled to expire in November 2020 and November 2018, respectively. Availability of the Revolver for borrowings is reduced by the outstanding face amount of our commercial paper notes and by any letters of credit issued under the facility. As of September 30, 2016, there were $0.5 million of letters of credit outstanding. As of September 30, 2016, there were no outstanding borrowings under the Revolver and $467.8 million was available for borrowing.

We were also a party to the 364-Day Revolver, which is an $800.0 million revolving credit facility. On May 16, 2016, we repaid all outstanding borrowings of $475 million and terminated the 364-Day Revolver using a portion of the net proceeds from the issuance of the senior notes discussed below.

Commercial Paper Program.   Our $900.0 million commercial paper program has been established through the private placement of commercial paper notes from time-to-time. Maturities of commercial paper can range from overnight to 397 days. The commercial paper program is supported by our Revolver and, pursuant to our existing Board of Directors authorization, the total amount of commercial paper which may be issued is reduced by the amount of any outstanding borrowings under our Revolver. At September 30, 2016, $431.7 million in commercial paper notes was outstanding, all with maturities of less than 90 days.

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

Guarantees and General Indemnifications.   We may issue standby letters of credit and performance bonds in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit was not material at September 30, 2016, and all have a remaining maturity of one year or less. We may issue other guarantees in the ordinary course of business. The maximum potential future payments we could be required to make under the guarantees in the ordinary course of business is not material at September 30, 2016. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management VIE under its commercial agreements.

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

We cannot reasonably estimate our potential future payments under the guarantees and indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to guarantees and indemnities on our Consolidated Balance Sheets at September 30, 2016 or December 31, 2015.

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

7. INCOME TAXES

We are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years before 2011 with few exceptions. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit balance may change within the next twelve months by a range of $0 to $6.8 million.

Effective Tax Rate.  Our effective income tax rate was 29.1% and 30.8% for the three months ended September 30, 2016 and September 30, 2015, respectively. Our effective income tax rate was 32.1% and 31.4% for the nine months ended September 30, 2016 and September 30, 2015, respectively. In 2016, our foreign rate differential is more favorable than 2015 due to higher earnings in lower tax jurisdictions and the rationalization of the structure of foreign subsidiaries. The effective tax rate for the third quarter of 2016 also benefits from an increase of research and development tax credits. The 2015 tax rate benefited from other non-recurring permanent items including the settlement of escrow related to a past acquisition and state law changes that did not recur in 2016.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component, after tax, for the nine months ended September 30, 2016, are as follows:

	Foreign currency	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2015	$(237.4)	$(245.8)	$(1.6)	$(484.8)
Other comprehensive income before reclassifications	114.1	—	0.6	114.7
Amounts reclassified from accumulated other comprehensive income	—	6.8	—	6.8
Net current-period other comprehensive income	114.1	6.8	0.6	121.5
Balance, September 30, 2016	$(123.3)	$(239.0)	$(1.0)	$(363.3)

Reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2016, are as follows:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
	(In millions)
Amortization of pension and other postretirement plan items:
Prior service cost	$0.3	(1)
Recognized actuarial loss	(11.1)	(1)
	(10.8)	Total before tax
	4.0	Tax benefit
	$(6.8)	Net of tax

(1)These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 9 Benefit Plans for additional details).

Changes in accumulated other comprehensive income related to noncontrolling interests were not material as of September 30, 2016.

9. BENEFIT PLANS

We sponsor defined benefit pension plans and defined contribution plans. For additional information about our benefit plans, see Note 11 of the Notes to Consolidated Financial Statements in our 2015 Form 10-K.

The following table provides the components of net periodic benefit cost, included in selling, general and administrative expenses in the Consolidated Statements of Income, for the three and nine months ended September 30, 2016 and 2015:

	Pension Benefits		Other Benefits
	Three Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Service cost	$0.9	$1.1	$0.1	$0.1
Interest cost	8.0	7.7	0.2	0.2
Expected return on plan assets	(9.6)	(10.1)	(0.3)	(0.4)
Amortization of prior service cost	0.2	0.2	(0.3)	(0.3)
Recognized actuarial loss	3.5	4.0	0.2	0.1
Total net periodic benefit cost	$3.0	$2.9	$(0.1)	$(0.3)

	Pension Benefits		Other Benefits
	Nine months ended September 30,
	2016	2015	2016	2015
	(In millions)
Service cost	$2.7	$3.3	$0.3	$0.3
Interest cost	24.0	23.1	0.6	0.6
Expected return on plan assets	(28.8)	(30.1)	(0.9)	(1.2)
Amortization of prior service cost	0.6	0.6	(0.9)	(0.9)
Recognized actuarial loss	10.5	12.0	0.6	0.3
Total net periodic benefit cost	$9.0	$8.9	$(0.3)	$(0.9)

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

11. SEGMENT INFORMATION

Organizational Realignment. In the first quarter of 2016, we acquired Veda, which operates primarily in Australia and New Zealand. We have included Veda's operations within a newly-created Asia Pacific reporting unit within the International reportable segment. Additionally, we moved the TDX Australia and India operations that were included in our Europe reporting unit, along with corporate assets including equity method investments in Russia and India, to the Asia Pacific reporting unit to align with how we manage our business. Our financial results for the three and nine months ended September 30, 2016 and 2015, reflect our new organizational structure. Additionally in 2016, we have renamed our Personal Solutions reportable segment Global Consumer Solutions.

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

Operating revenue and operating income by operating segment during the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
Operating revenue:	2016	2015	2016	2015
U.S. Information Solutions	$317.4	$292.5	$920.2	$875.1
International	214.3	145.4	591.2	425.9
Workforce Solutions	171.3	139.0	528.7	434.0
Global Consumer Solutions	101.1	90.5	303.7	262.3
Total operating revenue	$804.1	$667.4	$2,343.8	$1,997.3

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
Operating income:	2016	2015	2016	2015
U.S. Information Solutions	$139.5	$117.0	$396.3	$368.1
International	26.3	28.5	79.3	84.0
Workforce Solutions	69.9	50.0	226.9	165.9
Global Consumer Solutions	28.0	25.6	80.7	72.6
General Corporate Expense	(51.6)	(46.8)	(169.2)	(173.6)
Total operating income	$212.1	$174.3	$614.0	$517.0

Total assets by operating segment at September 30, 2016 and December 31, 2015 are as follows:

	September 30,	December 31,
(In millions)	2016	2015
Total assets:
U.S. Information Solutions	$1,842.7	$1,869.6
International	3,053.0	844.5
Workforce Solutions	1,345.2	1,268.5
Global Consumer Solutions	188.9	197.9
General Corporate	376.8	321.0
Total assets	$6,806.6	$4,501.5

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

Geographic Information.   We currently have significant operations in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay and the U.S. We also offer Equifax branded credit services in India and

Russia through joint ventures, we have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore, and have an investment in a consumer and commercial credit information company in Brazil.

Key Performance Indicators.    Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include operating revenue, change in operating revenue, operating income, operating margin, net income attributable to Equifax, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Key Performance Indicators
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions, except per share data)		(In millions, except per share data)
Operating revenue	$804.1	$667.4	$2,343.8	$1,997.3
Operating revenue change	20%	10%	17%	11%
Operating income	$212.1	$174.3	$614.0	$517.0
Operating margin	26.4%	26.1%	26.2%	25.9%
Net income attributable to Equifax	$132.8	$117.9	$365.8	$317.2
Diluted earnings per share from continuing operations	$1.09	$0.98	$3.02	$2.62
Cash provided by operating activities	$245.0	$247.2	$524.5	$536.8
Capital expenditures	$(48.2)	$(38.4)	$(131.0)	$(93.6)

Operational and Financial Highlights

•
We did not repurchase shares of our common stock during the first nine months of 2016. At September 30, 2016, $667.2 million was available for future purchases of common stock under our share repurchase authorization.

•	We paid out $118.1 million or $0.99 per share in dividends to our shareholders during the first nine months of 2016.

Business Environment and Company Outlook

Demand for our services tends to be correlated to general levels of economic activity and to consumer credit activity, both enhanced by our own initiatives to expand our products and markets served, and to small commercial credit and marketing activity. In the United States we expect modest growth in overall economic activity and consumer credit for the remainder of the year. Mortgage market origination activity is expected to be up double digits for the full year. Internationally, the environment continues to be challenging as various countries address their particular political, fiscal and economic issues. In addition, current foreign exchange rates, compared to the prior year, will negatively impact growth in revenue and profit when reported in U.S. dollars.

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

RESULTS OF OPERATIONS—THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Consolidated Financial Results

Operating Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Revenue	2016	2015	$	%	2016	2015	$	%
	(In millions)				(In millions)
U.S. Information Solutions	$317.4	$292.5	$24.9	9%	$920.2	$875.1	$45.1	5%
International	214.3	145.4	68.9	47%	591.2	425.9	165.3	39%
Workforce Solutions	171.3	139.0	32.3	23%	528.7	434.0	94.7	22%
Global Consumer Solutions	101.1	90.5	10.6	12%	303.7	262.3	41.4	16%
Consolidated operating revenue	$804.1	$667.4	$136.7	20%	$2,343.8	$1,997.3	$346.5	17%

Revenue increased by $136.7 million or 20%, and $346.5 million or 17%, in the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015. The growth was driven by broad-based organic growth due to revenue increases in mortgage, healthcare, government and direct to consumer reseller verticals as well as the Veda acquisition. Total revenue was negatively impacted by foreign exchange rates, which reduced revenue, on a constant currency basis, by $19.3 million, or 3%, and $55.3 million, or 3%, when compared to the third quarter and the first nine months of 2015, respectively.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Expenses	2016	2015	$	%	2016	2015	$	%
	(In millions)				(In millions)
Consolidated cost of services	$288.0	$226.5	$61.5	27%	$827.1	$662.4	$164.7	25%
Consolidated selling, general and administrative expenses	233.4	217.2	16.2	7%	708.2	668.8	39.4	6%
Consolidated depreciation and amortization expense	70.6	49.4	21.2	43%	194.5	149.1	45.4	30%
Consolidated operating expenses	$592.0	$493.1	$98.9	20%	$1,729.8	$1,480.3	$249.5	17%

Cost of services increased $61.5 million and $164.7 million in the third quarter and first nine months of 2016, respectively, as compared to the same periods in 2015. The increase in the third quarter was due to higher production costs driven by higher revenues including the Veda acquisition, and an increase in people costs. The drivers of the increase for the first nine months of 2016 are the same as the third quarter of 2016 as well as an increase in technology costs. The impact of changes in foreign exchange rates reduced cost of services by $5.1 million and $15.6 million in the third quarter and first nine months of 2016, respectively.

Selling, general and administrative expense increased $16.2 million and $39.4 million in the third quarter and first nine months of 2016, respectively, as compared to the same periods in 2015.  The increase was due to Veda selling, general and administrative expense, Veda integration and transaction costs and an overall increase in people costs. In addition to these items, the increase for the first nine months of 2016 as compared to the prior year period was offset by the first quarter 2015 expense for the realignment of internal resources, that did not recur in 2016. The impact of changes in foreign currency exchange rates reduced our selling, general and administrative expenses by $6.1 million and $17.2 million in the third quarter and first nine months of 2016, respectively.

Depreciation and amortization expense for the third quarter and first nine months of 2016 increased by $21.2 million and $45.4 million, respectively, compared to the same periods in 2015, primarily due to the Veda acquisition.

Operating Income and Operating Margin

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
Consolidated Operating Income	2016	2015	$	%		2016	2015	$	%
	(In millions)					(In millions)
Consolidated operating revenue	$804.1	$667.4	$136.7	20%		$2,343.8	$1,997.3	$346.5	17%
Consolidated operating expenses	592.0	493.1	98.9	20%		1,729.8	1,480.3	249.5	17%
Consolidated operating income	$212.1	$174.3	$37.8	22%		$614.0	$517.0	$97.0	19%
Consolidated operating margin	26.4%	26.1%		0.3	% pts	26.2%	25.9%		0.3	% pts

Total company operating margin increased in the third quarter and first nine months of 2016 due to increased margins in our Workforce Solutions and USIS businesses, partially offset by the increase in the amortization of intangibles from the Veda acquisition.

Interest Expense and Other Income (Expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Interest Expense and Other Income (Expense), net
	2016	2015	$	%	2016	2015	$	%
	(In millions)				(In millions)
Consolidated interest expense	$(24.3)	$(15.8)	$(8.5)	54%	$(68.0)	$(48.1)	$(19.9)	41%
Consolidated other income (expense), net	2.4	14.4	(12.0)	(83)%	(0.4)	—	(0.4)	nm
Average cost of debt	3.4%	4.5%			3.5%	4.4%
Total consolidated debt, net, at quarter end	$2,843.0	$1,332.7	$1,510.3	113%	$2,843.0	$1,332.7	$1,510.3	113%

Interest expense increased for the third quarter and first nine months of 2016 when compared to the same periods in 2015, due to an overall increase in our consolidated debt outstanding as of September 30, 2016 incurred to finance the Veda acquisition. Our average cost of debt decreased for the third quarter and first nine months of 2016, compared to the prior year periods, due to the higher balance of low rate commercial paper outstanding and lower long-term rates related to the issuance of 2.3% and 3.25% Senior Notes.

Other income (expense), net, for the third quarter of 2016, declined as compared to the prior year period, due primarily to the 2015 settlement of escrow amounts related to an acquisition from January 2014 which did not recur in 2016. For the first nine months of 2016, other income (expense), net declined as compared to the prior year period due to 2016 foreign exchange losses related to the Veda acquisition and the 2015 settlement of escrow described above, partially offset by the second quarter 2015 impairment of our cost method investment in Brazil which did not recur in 2016.

Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Provision for Income Taxes	2016	2015	$	%	2016	2015	$	%
	(In millions)				(In millions)
Consolidated provision for income taxes	$(55.3)	$(53.2)	$(2.1)	4%	$(175.3)	$(147.1)	$(28.2)	19%
Effective income tax rate	29.1%	30.8%			32.1%	31.4%

Our effective income tax rate was 29.1% for the third quarter of 2016, down from 30.8% for the third quarter of 2015. The effective income tax rate was 32.1% for the nine months ended September 30, 2016, as compared to 31.4% for the same period in 2015. In 2016, our foreign rate differential is more favorable than 2015 due to higher earnings in lower tax jurisdictions and the rationalization of the structure of foreign subsidiaries. The effective tax rate for the third quarter of 2016 also benefits from an increase of research and development tax credits. The 2015 tax rate benefited from other non-recurring permanent items including the settlement of escrow related to a past acquisition and state law changes that did not recur in 2016.

Net Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Net Income	2016	2015	$	%	2016	2015	$	%
	(In millions, except per share amounts)				(In millions, except per share amounts)
Consolidated operating income	$212.1	$174.3	$37.8	22%	$614.0	$517.0	$97.0	19%
Consolidated other expense, net	(21.9)	(1.4)	(20.5)	nm	(68.4)	(48.1)	(20.3)	42%
Consolidated provision for income taxes	(55.3)	(53.2)	(2.1)	4%	(175.3)	(147.1)	(28.2)	19%
Consolidated net income	134.9	119.7	15.2	13%	370.3	321.8	48.5	15%
Net income attributable to noncontrolling interests	(2.1)	(1.8)	(0.3)	17%	(4.5)	(4.6)	0.1	(2)%
Net income attributable to Equifax	$132.8	$117.9	$14.9	13%	$365.8	$317.2	$48.6	15%
Diluted earnings per common share:
Net income attributable to Equifax	$1.09	$0.98	$0.11	11%	$3.02	$2.62	$0.40	15%
Weighted-average shares used in computing diluted earnings per share	121.3	120.6			121.1	121.0

Consolidated net income increased by $15.2 million or 13% and $48.5 million or 15% in the third quarter and first nine months of 2016, respectively, due to increased operating income across all segments. This operating income increase was partially offset by increases in interest expense and a decrease in other income described above.

Segment Financial Results

USIS

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
U.S. Information Solutions	2016	2015	$	%		2016	2015	$	%
	(In millions)					(In millions)
Operating revenue:
Online Information Solutions	$229.8	$214.0	$15.8	7%		$667.9	$638.1	$29.8	5%
Mortgage Solutions	39.4	31.7	7.7	24%		105.9	96.1	9.8	10%
Financial Marketing Services	48.2	46.8	1.4	3%		146.4	140.9	5.5	4%
Total operating revenue	$317.4	$292.5	$24.9	9%		$920.2	$875.1	$45.1	5%
% of consolidated revenue	39%	44%				39%	44%
Total operating income	$139.5	$117.0	$22.5	19%		$396.3	$368.1	$28.2	8%
Operating margin	44.0%	40.0%		4.0	%pts	43.1%	42.1%		1.0	% pts

USIS revenue increased 9% and 5% in the third quarter and first nine months of 2016, respectively, as compared to the prior year periods, driven by growth across our core credit decision services, core mortgage, identity and fraud solutions, marketing services and commercial business.

Online Information Solutions

Revenue for the third quarter and first nine months of 2016 increased 7% and 5% when compared to the prior year periods, respectively, driven by growth in our core credit decisioning, identity and fraud solutions and commercial businesses.

Mortgage Solutions

Revenue increased by 24% and 10% for the third quarter and first nine months of 2016, respectively, when compared to the prior year periods, primarily driven by growth in core mortgage, including new products.

Financial Marketing Services

Revenue increased 3% and 4% for the third quarter and first nine months of 2016, respectively, as compared to the prior year periods due to increases in marketing solutions and core credit marketing.

USIS Operating Margin

USIS operating margin increased from 40.0% in the third quarter of 2015 to 44.0% in the third quarter of 2016 and increased from 42.1% in the first nine months of 2015 to 43.1% in the first nine months of 2016 due to revenue growth and decreases in litigation costs, offset by increased people costs.

International

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
International	2016	2015	$	%		2016	2015	$	%
	(In millions)					(In millions)
Operating revenue:
Europe	$62.1	$60.9	$1.2	2%		$190.0	$176.1	$13.9	8%
Asia Pacific	73.6	2.3	71.3	nm		173.5	6.4	167.1	nm
Latin America	47.0	51.7	(4.7)	(9)%		136.4	150.2	(13.8)	(9)%
Canada	31.6	30.5	1.1	4%		91.3	93.2	(1.9)	(2)%
Total operating revenue	$214.3	$145.4	$68.9	47%		$591.2	$425.9	$165.3	39%
% of consolidated revenue	27%	22%				25%	21%
Total operating income	$26.3	$28.5	$(2.2)	(8)%		$79.3	$84.0	$(4.7)	(6)%
Operating margin	12.3%	19.6%		(7.3)	%pts	13.4%	19.7%		(6.3)	% pts
nm - not meaningful.

International revenue increased 47% and 39% in the third quarter and first nine months of 2016, respectively, as compared to prior year. Local currency organic revenue growth for the third quarter and first nine months of 2016, which excludes Veda revenue, was 10% and 12%, respectively, primarily driven by strong growth in Europe and Latin America. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $17.6 million and $51.7 million in the third quarter and first nine months of 2016, respectively.

Europe

On a local currency basis, revenue increased 16% in the third quarter and first nine months of 2016 primarily due to growth in U.K. debt management services and analytical services in the U.K. and Spain. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $8.5 million, or 14%, and $15.0 million, or 8%, for the third quarter and first nine months of 2016, respectively. Reported revenue increased 2% and 8% in the third quarter and first nine months of 2016, respectively.

Asia Pacific

Revenue growth of $71.3 million and $167.1 million for the third quarter and first nine months of 2016, respectively, as compared to the prior year periods, was driven by the Veda acquisition.

Latin America

On a local currency basis, revenue increased 9% and 12% in the third quarter and first nine months of 2016, respectively, driven by core organic growth primarily in Argentina and Chile. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $9.2 million, or 18%, and $32.3 million, or 21%, in the third quarter and first nine months of 2016, respectively, most notably due to depreciation in the foreign exchange rate of the Argentine peso. Reported revenue decreased by 9% in both the third quarter and first nine months of 2016.

Canada

On a local currency basis, revenue increased 3% in both the third quarter and first nine months of 2016 compared to the prior year periods due to core organic growth. Local currency fluctuations against the U.S. dollar positively impacted revenue by $0.1 million, or less than 1%, and negatively impacted revenue by $4.4 million, or 5%, in the third quarter and first nine months of 2016, respectively. Reported revenue increased by 4% and decreased by 2% in the third quarter of 2016 and first nine months of 2016, respectively.

International Operating Margin

Operating margin decreased from 19.6% in the third quarter of 2015 to 12.3% in the third quarter of 2016 and decreased from 19.7% in the first nine months of 2015 to 13.4% in the first nine months of 2016. The decline is explained by the increased purchased intangibles amortization and integration costs related to the Veda acquisition.

Workforce Solutions

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
Workforce Solutions	2016	2015	$	%		2016	2015	$	%
	(In millions)					(In millions)
Operating revenue:
Verification Services	$114.6	$92.8	$21.8	23%		$323.7	$272.7	$51.0	19%
Employer Services	56.7	46.2	10.5	23%		205.0	161.3	43.7	27%
Total operating revenue	$171.3	$139.0	$32.3	23%		$528.7	$434.0	$94.7	22%
% of consolidated revenue	21%	21%				23%	22%
Total operating income	$69.9	$50.0	$19.9	40%		$226.9	$165.9	$61.0	37%
Operating margin	40.8%	35.9%		4.9	% pts	42.9%	38.2%		4.7	%pts

Verification Services

Revenue increased 23% and 19% in the third quarter and first nine months of 2016, respectively, compared to prior year, due to strong growth in mortgage, government, financial, pre-employment screening and auto verticals, and continued addition of new records to The Work Number database.

Employer Services

Revenue increased 23% and 27% in the third quarter and first nine months of 2016, respectively, compared to prior year due to growth in our workforce analytics and other employer services businesses.

Workforce Solutions Operating Margin

Operating margin increased from 35.9% for the third quarter of 2015 to 40.8% for the third quarter of 2016 and increased from 38.2% in the first nine months of 2015 to 42.9% in the first nine months of 2016. Margin expansion was driven by strong revenue growth over the third quarter and first nine months of 2015.

Global Consumer Solutions

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
Global Consumer Solutions	2016	2015	$	%		2016	2015	$	%
	(In millions)					(In millions)
Total operating revenue	$101.1	$90.5	$10.6	12%		$303.7	$262.3	$41.4	16%
% of consolidated revenue	13%	14%				13%	13%
Total operating income	$28.0	$25.6	$2.4	9%		$80.7	$72.6	$8.1	11%
Operating margin	27.6%	28.3%		(0.7)	%pts	26.6%	27.8%		(1.2)	%pts

Revenue increased 12% and 16% for the third quarter and first nine months of 2016, respectively, as compared to prior year. Local currency revenue grew 14% and 17% in the third quarter and first nine months of 2016, respectively, due to the growth of the direct to consumer reseller business. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $1.7 million, or 2%, and $3.4 million, or 1%, for the third quarter and first nine months of 2016, respectively. Operating margin decreased from 28.3% in the third quarter of 2015 to 27.6% in the third quarter of 2016 and decreased from 27.8% in the first nine months of 2015 to 26.6% in the first nine months of 2016, due to changes in product mix and increases in partner implementation costs.

General Corporate Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
General Corporate Expense	2016	2015	$	%	2016	2015	$	%
	(In millions)				(In millions)
General corporate expense	$51.6	$46.8	$4.8	10%	$169.2	$173.6	$(4.4)	(3)%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, including shared services, technology, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance. General corporate expense increased $4.8 million in the third quarter due to increases in people costs. General corporate expense decreased $4.4 million in the first nine months of 2016 due to 2015 expenses related to the realignment of internal resources from the first quarter of 2015 that did not recur in 2016, partially offset by the Veda transaction costs and integration costs as well as other increases in people costs.

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

Sources and Uses of Cash

Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity. We expect that funds generated from results of operations will be sufficient to finance our anticipated working capital and other cash requirements (such as capital expenditures, interest payments, potential pension funding contributions, acquisition and integration costs, and dividend payments) for the foreseeable future. If borrowings were needed, we would expect to borrow in the commercial paper or corporate bond markets; or in the event that credit market conditions were to deteriorate, we would rely more heavily on borrowings from the Revolver as described below. At September 30, 2016, $467.8 million was available to borrow under our Revolver. Our Revolver does not include a provision under which lenders could refuse to allow us to borrow under the facility in the event of a material adverse change in our financial condition, as long as we are in compliance with the covenants contained in the credit agreement.

The following table summarizes our cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2016	2015	2016 vs. 2015
	(In millions)
Operating activities	$524.5	$536.8	$(12.3)
Investing activities	$(1,934.2)	$(95.2)	$(1,839.0)
Financing activities	$1,392.4	$(451.0)	$1,843.4

Operating Activities

Cash provided by operating activities in the nine months ended September 30, 2016 decreased by $12.3 million over the prior year, due to an increase in working capital mostly driven by an increase in accounts receivable, lower growth in current liabilities, excluding debt, compared to 2015 and partially offset by an increase in net income.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to the U.S. is limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.  As of September 30, 2016, we held $103.3 million of cash in our foreign subsidiaries.

Investing Activities

Capital Expenditures

	Nine Months Ended September 30,		Change
Net cash used in:	2016	2015	2016 vs. 2015
	(In millions)
Capital expenditures	$(131.0)	$(93.6)	$(37.4)

Our capital expenditures are used for developing, enhancing and deploying new and existing software in support of our expanding product set, replacing or adding facilities and equipment, updating systems for regulatory compliance, the licensing of software applications and investing in system reliability, security and disaster recovery enhancements. Capital expenditures in the first nine months of 2016 increased by $37.4 million from the same period in 2015 as we are continuing to invest in new services and technology infrastructure.

Acquisitions, Divestitures and Investments

	Nine Months Ended September 30,		Change
Net cash used in:	2016	2015	2016 vs. 2015
	(In millions)
Acquisitions, net of cash acquired	$(1,792.4)	$(4.4)	$(1,788.0)
Economic hedges	$(10.8)	$—	$(10.8)
Cash received from divestitures	$—	$2.9	$(2.9)
Investment in unconsolidated affiliates, net	$—	$(0.1)	$0.1

During the first quarter of 2016, the Company completed the acquisition of 100% of the ordinary voting shares of Veda for cash consideration of approximately $1.7 billion.

During the first quarter of 2015, we acquired a 75% equity interest investment in a debt collections and recovery management venture in the U.K.

During the first quarter of 2016, we settled all of the foreign currency options on the respective settlement dates for a net cash payment of $10.8 million.

We did not make significant investments in unconsolidated affiliates during the first nine months of 2016 and 2015.

Financing Activities

Borrowings and Credit Facility Availability

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2016	2015	2016 vs. 2015
	(In millions)
Net short-term borrowings (repayments)	$194.2	$(193.4)	$387.6
Payments on long-term debt	$(300.0)	$—	$(300.0)
Borrowings on long-term debt	$1,574.7	$—	$1,574.7
Debt issuance costs	$(5.4)	$—	$(5.4)

Credit Facility Availability

Our principal unsecured revolving credit facility with a group of banks, which we refer to as the Revolver, permits us to borrow up to $900.0 million through November 2020. The Revolver may be used for general corporate purposes. Availability of the Revolver for borrowings is reduced by the outstanding face amount of any letters of credit issued under the facility and by the outstanding principal amount of our commercial paper (CP) notes.

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

At September 30, 2016, $431.7 million was outstanding under our CP program. At September 30, 2016, a total of $467.8 million was available under our Revolver.

At September 30, 2016, 67% of our debt was fixed-rate debt and 33% was effectively variable-rate debt. Our variable-rate debt consists of our commercial paper, which is generally issued for terms of 1 to 100 days. At September 30, 2016, the interest rates on our variable-rate debt ranged from 0.76% to 1.65%.

Borrowing and Repayment Activity

Net short-term borrowings (repayments) primarily represent activity under our CP program and borrowings under the 364-Day Revolver. We primarily borrow under our CP program, as needed and availability allows.

The increase in net short-term borrowings (repayments) primarily reflects the net activity of CP notes in the first nine months of 2016, as well as the draw down on the 364-Day Revolver during the first quarter of 2016 and the pay off of the Veda assumed debt in the first quarter and the 364-Day Revolver during the second quarter of 2016. The net borrowings in the first nine months of 2015 represents the borrowings of CP notes.

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

Payments on long-term debt reflect $10 million, $200 million and $90 million payments made in the first, second and third quarters of 2016, respectively, on our Term Loan Facility. Borrowings on long-term debt reflect $800 million draw down in the first quarter of 2016 on our Term Loan Facility and the issuance of $500 million of senior notes due 2021 and $275 million of senior notes due 2026 during the second quarter of 2016, as discussed above.

Debt Covenants.  A downgrade in our credit ratings would increase the cost of borrowings under our CP program and Senior Credit Facilities, and could limit or, in the case of a significant downgrade, preclude our ability to issue CP. Our outstanding indentures and comparable instruments also contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions. In addition, the Senior Credit Facilities limit the amount of subsidiary debt and the amount of debt secured by liens, and require us to maintain a maximum leverage ratio of not more than 3.5 to 1.0.  As permitted under the terms of the Senior Credit Facilities, we made the election to increase the covenant to 4.0 to 1.0, effective for four consecutive quarters, beginning with the first quarter of 2016 and continuing through the fourth quarter of 2016. None of these covenants are considered restrictive to our operations and, as of September 30, 2016, we were in compliance with all of our debt covenants.

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

Equity Transactions

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2016	2015	2016 vs. 2015
	(In millions)
Treasury stock repurchases	$—	$(196.3)	$196.3
Dividends paid to Equifax shareholders	$(118.1)	$(103.4)	$(14.7)
Dividends paid to noncontrolling interests	$(5.8)	$(6.0)	$0.2
Proceeds from exercise of stock options	$26.8	$26.0	$0.8
Excess tax benefits from stock-based compensation plans	$29.6	$22.1	$7.5
Purchase of redeemable noncontrolling interests	$(3.6)	$—	$(3.6)

Sources and uses of cash related to equity during the nine months ended September 30, 2016 and 2015 were as follows:

-	During the first nine months of 2016, we did not repurchase any shares of our stock.

-
We increased our quarterly dividend from $0.29 per share to $0.33 per share as announced in the first quarter of 2016. We paid cash dividends to Equifax shareholders of $118.1 million or $0.99 per share and $103.4 million or $0.87 per share, during the nine months ended September 30, 2016 and 2015, respectively.

-	We received cash of $26.8 million and $26.0 million during the first nine months of 2016 and 2015, respectively, from the exercise of stock options.

At September 30, 2016, the Company had $667.2 million remaining for stock repurchases under the existing Board authorization.

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

Benefit Plans

At December 31, 2015, our U.S. Retirement Income Plan, or USRIP, met or exceeded ERISA’s minimum funding requirements. In the future, we expect to make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and our liquidity needs. We believe additional funding contributions, if any, would not prevent us from continuing to meet our liquidity needs, which are primarily funded from cash flows generated by operating activities, available cash and cash equivalents, and our committed Senior Credit Facilities.

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

Goodwill

We review goodwill and indefinite lived intangible assets for impairment annually (as of September 30) and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance or trends, competition, or sale or disposition of a significant portion of a reporting unit. We have eight reporting units comprised of USIS (which includes part of Online Information Solutions, Mortgage Solutions and Financial Marketing Services), Asia Pacific, Europe, Latin America, Canada, Global Consumer Solutions, Verification Services and Employer Services.

The goodwill balance at September 30, 2016, for our eight reporting units was as follows:

September 30,
2016
(In millions)
U.S. Information Solutions	$1,071.3
Asia Pacific	1,491.1
Europe	159.2
Latin America	223.2
Canada	33.8
Global Consumer Solutions	140.5
Verification Services	772.9
Employer Services	179.5
Total goodwill	$4,071.5

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2015 Form 10-K. There were no material changes to our market risk exposure during the nine months ended September 30, 2016.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in the following legal actions:

California Bankruptcy Litigation. In consolidated actions filed in the U.S. District Court for the Central District of California, captioned Terri N. White, et al. v. Equifax Information Services LLC, Jose Hernandez v. Equifax Information Services LLC, Kathryn L. Pike v. Equifax Information Services LLC, and Jose L. Acosta, Jr., et al. v. Trans Union LLC, et al. , plaintiffs asserted that Equifax violated federal and state law (the FCRA, the California Credit Reporting Act and the California Unfair Competition Law) by failing to follow reasonable procedures to determine whether credit accounts are discharged in bankruptcy, including the method for updating the status of an account following a bankruptcy discharge. On August 20, 2008, the District Court approved a Settlement Agreement and Release providing for certain changes in the procedures used by defendants to record discharges in bankruptcy on consumer credit files. That settlement resolved claims for injunctive relief, but not plaintiffs’ claims for damages. On May 7, 2009, the District Court issued an order preliminarily approving an agreement to settle remaining class claims. The District Court subsequently deferred final approval of the settlement and required the settling parties to send a supplemental notice to those class members who filed a claim and objected to the settlement or opted out, with the cost for the re-notice to be deducted from the plaintiffs’ counsel fee award.   Mailing of the supplemental notice was completed on February 15, 2011. The deadline for this group of settling plaintiffs to provide additional documentation to support their damage claims or to opt-out of the settlement was March 31, 2011. On July 15, 2011, following another approval hearing, the District Court approved the settlement. Several objecting plaintiffs subsequently filed notices of appeal to the U.S. Court of Appeals for the Ninth Circuit, which, on April 22, 2013, issued an order remanding the case to the District Court for further proceedings. On January 21, 2014, the District Court denied the objecting plaintiffs’ motion to disqualify counsel for the settling plaintiffs and granted the motion of counsel for the settling plaintiffs to be appointed as interim lead class counsel. On May 1, 2014, the District Court granted the objecting plaintiffs motion for leave to file an interlocutory appeal from the January 21, 2014 Order and the objectors filed a petition for permission to appeal to the U.S. Court of Appeals for the Ninth Circuit. On July 9, 2014, the U.S. Court of Appeals for the Ninth Circuit granted the petition for permission to appeal. On March 28, 2016, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s lead counsel appointment and remanded the case to the District Court for further proceedings. The Objectors filed a Petition of Writ of Certiorari in the United States Supreme Court on August 3, 2016. That Petition remains pending. The parties have re-engaged in settlement discussions, including participation in mediation in August 2016. On September 19, 2016, the settling plaintiffs filed a motion to amend the Complaint to add additional plaintiffs and additional subclasses. The defendants are opposing that motion.

CFPB Investigations. In February 2014, we received a Civil Investigative Demand (a “CID”) from the Consumer Financial Protection Bureau (the “CFPB” or the "Bureau") as part of its investigation to determine whether nationwide consumer reporting agencies have been or are engaging in unlawful acts or practices relating to the advertising, marketing, sale or provision of consumer reports, credit scores or credit monitoring products in violation of the Dodd Frank Act or the Fair Credit Reporting Act. The CID requested the production of documents and answers to written questions. A second CID was issued in July 2015, seeking additional documents and information. On September 7, 2016, the CFPB's Office of Enforcement informed the Company that it had received authority from Director Cordray to pursue a public enforcement action against the Company. The Company is currently engaged in discussions with the CFPB's Office of Enforcement about potentially settling the matter. At this time, we are unable to predict the outcome of the settlement discussions. If the settlement discussions are unsuccessful and the CFPB commences an action, it may seek restitution, civil monetary penalties, injunctive relief or other corrective action.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our third quarter ended September 30, 2016:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly-Announced	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
July 1 - July 31	1,494	$—	—	$667,199,250
August 1 - August 31	2,100	$—	—	$667,199,250
September 1 - September 30	1,586	$—	—	$667,199,250
Total	5,180	$—	—	$667,199,250

(1)
The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 1,494 shares for the month of July 2016, 2,100 shares for the month of August 2016, and 1,586 shares for the month of September 2016.

(2)	Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).

(3)	At September 30, 2016, the amount authorized for future share repurchases under the share repurchase program was $667.2 million. The program does not have a stated expiration date.

Dividend and Share Repurchase Restrictions

Our Senior Credit Facilities restrict our ability to pay cash dividends on our capital stock or repurchase capital stock if a default or event of default exists or would result, according to the terms of the applicable credit agreements.

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

Equifax Inc.
(Registrant)

Date:	October 27, 2016	By:	/s/ Richard F. Smith
Richard F. Smith
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	October 27, 2016		/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Corporate Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	October 27, 2016		/s/ Nuala M. King
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