Form 10-K
period 2016-12-31
EQUIFAX INC
filed 2017-02-22
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  YES   ☒  NO
As of June 30, 2016, the aggregate market value of Registrant’s common stock held by non-affiliates of Registrant was approximately $15,321,683,870 based on the closing sale price as reported on the New York Stock Exchange. At January 31, 2017, there were 119,853,740 shares of Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s definitive proxy statement for its 2017 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS

OVERVIEW

Equifax Inc. is a leading global provider of information solutions and human resources business process outsourcing services for businesses, governments and consumers. We have a large and diversified group of clients, including financial institutions, corporations, governments and individuals. Our products and services are based on comprehensive databases of consumer and business information derived from numerous sources including credit, financial assets, telecommunications and utility payments, employment, income, demographic and marketing data. We use advanced statistical techniques and proprietary software tools to analyze all available data, creating customized insights, decision-making solutions and processing services for our clients. We help consumers understand, manage and protect their personal information and make more informed financial decisions. We also provide information, technology and services to support debt collections and recovery management. Additionally, we are a leading provider of payroll-related and human resource management business process outsourcing services in the United States of America, or U.S.

We currently operate in four global regions: North America (U.S. and Canada), Asia Pacific (Australia and New Zealand), Europe (the United Kingdom, or U.K., Spain and Portugal) and Latin America (Argentina, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru and Uruguay). We maintain support operations in the Republic of Ireland. We also offer Equifax branded credit services in Russia and India through joint ventures, have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore, and have an investment in a consumer and commercial credit information company in Brazil.

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

•
International —which includes our Canada, Europe, Asia Pacific and Latin America business units, provides products and services similar to those available in the USIS operating segment but with variations by geographic region. In Europe, Asia and Latin America, we also provide information, technology and services to support debt collections and recovery management.

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

•
Global Consumer Solutions — provides products to consumers in the United States, Canada, and the U.K., enabling them to understand and monitor their credit and monitor and help protect their identity. We also sell consumer and credit information to resellers who combine our information with other information to provide direct to consumer monitoring, reports and scores.

2016 Acquisitions and Investments

On February 24, 2016, the Company completed the acquisition of 100% of the ordinary voting shares of Veda Group Limited ("Veda") for cash consideration plus debt assumed of approximately $1.9 billion. The acquisition provides a strong platform for Equifax to offer data and analytic services and further broaden the Company's geographic footprint. Veda stockholders received 2.825 Australian dollars in cash for each share of Veda common stock they owned. The Company financed the transaction with $1.7 billion of debt, consisting of commercial paper, an $800 million 364-Day revolving credit facility (the "364-Day Revolver"), and an $800 million three-year delayed draw term loan facility (the "Term Loan"). Refer to Note 5 for further discussion on debt. Additionally, we acquired two other smaller businesses in 2016.

Refer to Note 3 to the Consolidated Financial Statements for additional information on our acquisitions and investments for the year ended December 31, 2016.

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

•
Develop unparalleled analytical insights leveraging Equifax unique data. We continue to invest in and acquire unique sources of credit and non-credit information to enhance the variety and quality of our services while increasing clients’ confidence in information-based business decisions. Areas of focus for investment in new sources of data include, among others, positive payment data, fraud and personal identification data, real estate data and new commercial business data.  We also have developed unique capabilities to integrate customer and third-party data into our solution offerings to further enhance the decisioning solutions we develop for our customers.

We continue to invest in and develop new technology to enhance the functionality, cost-effectiveness and security of the services we offer and further differentiate our products from those offered by our competitors. In addition to custom products for large clients, we develop software as a service based, decisioning and data access technology platforms that are more cost effective for clients of all sizes. We also develop predictive scores and analytics, some of which leverage multiple data assets, to help clients acquire new customers and manage their existing customer relationships. We develop a broad array of industry, risk management, cross-sell and account acquisition models to enhance the precision of our clients’ decisioning activities. We also develop custom and generic solutions that enable customers to more effectively manage their debt collection and recovery portfolios.

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

We believe there are many opportunities to expand into emerging markets both in the U.S. and internationally. In the U.S., we have increased and broadened resources in key markets, including financial, mortgage, auto, insurance, telecommunications, healthcare and government, and we are delivering services ranging from identity authentication to risk management. We continue to invest in growing our ventures in Russia and India and leveraging our newer product offerings across all of our geographical business units and periodically enter new country markets through acquisitions or start-up operations.

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

MARKETS AND CLIENTS

Our products and services serve clients across a wide range of verticals, including financial services, mortgage, human resources, consumer, commercial, telecommunications, retail, automotive, utilities, brokerage, healthcare and insurance industries, as well as state and federal governments. We also serve consumers directly. Our revenue stream is highly diversified with our largest client providing less than 3% of total revenue. The following table summarizes the various end-user markets we serve:

(1)	Predominantly sold to companies who serve the direct to consumer market and includes other small end user markets.

(2)	Other includes revenue from other miscellaneous end user markets.

We market our products and services primarily through our own direct sales organization that is structured around sales teams that focus on client segments typically aligned by vertical markets and geography. Sales groups are based in our headquarters in Atlanta, Georgia, and field offices located in the U.S. and in the countries where we have operations. We also market our products and services through indirect channels, including alliance partners, joint ventures and other resellers. In addition, we sell through direct mail and various websites, such as www.equifax.com.

Our largest geographic market segments are the U.S.; Asia Pacific (Australia and New Zealand); Europe (the U.K., Spain and Portugal); Canada; and Latin America (Argentina, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru and Uruguay). We maintain support operations in the Republic of Ireland. We also offer Equifax branded credit services in Russia and India through joint ventures, have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore, and have an investment in a consumer and commercial credit information company in Brazil. We also provide information, technology and services to support debt collections and recovery management in Europe, Asia Pacific, Canada and Latin America.

Revenue from international clients, including end users and resellers, amounted to 27% of our total revenue in 2016, 23% of our total revenue in 2015 and 26% of our total revenue in 2014.

PRODUCTS AND SERVICES

Our products and services help our clients make more informed decisions with higher levels of confidence by leveraging a broad array of data assets.  Analytics are used to derive insights from the data that are most relevant for the client’s decisioning needs.  The data and insights are then processed through proprietary software and transmitted to the client’s operating system to execute the decision.

The following chart summarizes the key products and services offered by each of the business units within our segments:

	USIS			International				Workforce Solutions
	Online Information Solutions	Financial Marketing Services	Mortgage Services	Europe	Asia Pacific	Latin America	Canada	Verification Services	Employer Services	Global Consumer Solutions
Online data	X		X	X	X	X	X	X		X
Portfolio management services	X	X	X	X	X	X	X	X
Analytical services	X	X	X	X	X	X	X	X	X	X
Technology services	X		X	X	X	X	X
Identity management and fraud	X			X	X	X	X	X		X
Marketing Services		X	X		X	X	X
Direct to consumer credit monitoring					X					X
Employment and income verification services					X			X
Business process outsourcing (BPO)					X			X	X
Debt collection software, services and analytics	X			X	X	X	X

Each of our operating segments is described more fully below.

USIS

USIS provides consumer and commercial information solutions to businesses in the U.S. through three product and service lines, as follows:

Online Information Solutions. Online Information Solutions’ products are derived from multiple large and comprehensive databases of consumer and commercial information that we maintain about individual consumers and businesses, including credit history, current credit status, payment history and address information. Our clients utilize the information and analytical insights we provide to make decisions for a broad range of financial and business purposes, such as whether, and on what terms, to approve auto loans or credit card applications, and whether to allow a consumer or a business to open a new utility or telephone account.  In addition, this information is used by our clients for cross selling additional products to existing customers, improving their underwriting and risk management decisions, and authenticating and verifying consumer and business identities. We also sell consumer and credit information to resellers who combine our information with other information to provide services to the financial, mortgage, fraud and identity management, and other end-user markets.  Our software platforms and analytical capabilities can integrate all types of information, including third-party and client information, to enhance the insights and decisioning process to help further mitigate the risk of granting credit, predict the risk of bankruptcy, indicate the applicant’s risk potential for account delinquency, ensure the identity of the consumer, and reduce exposure to fraud. These risk management services enable our clients to monitor risks and opportunities and proactively manage their portfolios.

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

International

The International operating segment includes our Europe, Asia Pacific, Latin America and Canada business units. These business units offer products that are similar to those available in the USIS operating segment, although, in some jurisdictions, data sources tend to rely more heavily on government agencies than in the U.S. We also offer specialized services that help our customers better manage risk in their consumer portfolios.  This operating segment’s products and services generate revenue in Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the U.K. and Uruguay. We also maintain support operations in the Republic of Ireland, Chile and Costa Rica. We offer consumer credit services in Russia and India through our investment in joint ventures and have an investment in the second largest consumer and commercial credit information company in Brazil. We also provide information, technology and services to support debt collections and recovery management in Europe, Asia Pacific, Canada and Latin America.

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

Asia Pacific. Our Asia Pacific operation provides consumer and commercial information solutions products, marketing products and personal solutions products. We offer a full range of products, generated from credit records, including credit reporting and scoring, decisioning technology, risk management, identity management, authentication and fraud detection services. Our consumer and commercial products are the primary source of revenue in each of the countries in which we operate and include credit reporting, decisioning tools and risk management services, in the countries we serve. We also provide information, technology and services to support debt collections and recovery management. Additionally, we provide a variety of consumer and commercial marketing products generated from credit information databases, including business profile analysis, business prospect lists and database management. The countries in which we operate include Australia and New Zealand.

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

Canada. Similar to Online Information Solutions, Mortgage Solutions and Financial Marketing Services business units, Canada offers products derived from the credit information that we maintain about individual consumers and businesses. We offer many products in Canada, including credit reporting and scoring, consumer and commercial marketing, risk management, fraud detection and modeling services, identity management and authentication services, together with certain of our decisioning products that facilitate pre-approved offers of credit and automate a variety of credit decisions. Beginning in 2016, we also provide information, technology and services to support debt collections and recovery management.

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

The Work Number is our key repository of employment and income data serving our verifier business and enabling employer human resource services.  We rely on payroll data received from over 7,100 organizations, including over three quarters of Fortune 500 companies, to regularly update the database. The updates occur as employers transmit data electronically to Equifax from their payroll systems. Employers contract to provide this data for specified periods under the terms of contracts which range from one to five years. We use this data to provide automated employment and income verification services to third-party verifiers as well as enabling employer services such as unemployment claims, I-9 and eVerify transactions and employer tax credits opportunities.

The fees we charge for these services are generally on a per transaction basis. We have not experienced significant turnover in the employer contributors to the database because we generally do not charge them to add their employment data to the database and the verification service we offer relieves them of the administrative burden and expense of responding to third-party employment verification requests. The database is approaching 300 million current and historic employment records at December 31, 2016.

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

Global Consumer Solutions

Our Global Consumer Solutions products give consumers information to enable them to understand and monitor their credit and monitor and help protect their identity primarily through our Equifax Complete, ID Patrol, Credit Watch and Score Watch monitoring products. Consumers can obtain credit file information about them and Equifax or FICO credit scores. Equifax products also offer monitoring features for consumers who are concerned about identity theft and data breaches, including credit report monitoring from all three bureaus, internet and bank account monitoring, lost wallet support, and the ability to lock and unlock the Equifax credit file. Our products are available to consumers in the United States, Canada, and the U.K. directly primarily over the internet and indirectly through relationships with business partners who distribute our products or provide these services to their employees or customers. We also sell consumer and credit information to resellers who combine our information with other information to provide direct to consumer monitoring, reports and scores.

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

•
Competition for our commercial solutions products primarily includes Experian, Dun & Bradstreet and Cortera, and providers of these services in the international markets we serve. We believe our access to and knowledge of U.S. small business loan information from financial institutions combined with our consumer credit information in the case of small business owners enables more efficient and effective decision-making for the small business segment of that market.

•
Competition for our employment and income verification services includes large employers who serve their own needs through in-house systems to manage verification as well as regional online verification companies, such as Verify Jobs and First Advantage, who offer verification services along with other human resources ("HR") and tax services. Competition in the Employer Services market is diverse and includes in-house management of such services or the outsourcing of one or more of such services to HR consulting firms such as Mercer and Towers Watson, HR management services providers such as Oracle and Silk Road, payroll processors such as ADP and Ceridian, accounting firms such as PricewaterhouseCoopers and Ernst & Young, analytics companies such as Tableau and Visier and hundreds of smaller companies that provide one or multiple offerings that compete with our Employer Services business. Competition in the Verification Services market includes employers who manage verifications in-house, lenders who obtain verifications directly from employers, and online and offline verification companies, such as Verify Job System, Corporate Cost Control, Thomas & Thorngren and Employers Edge.

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

U.S. federal and state and foreign laws and regulations are evolving and can be subject to significant change.  In addition, the application and interpretation of these laws and regulations are often uncertain.  These laws are enforced by federal, state and local regulatory agencies in the jurisdictions where we operate, and in some instances also through private civil litigation. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies, and foreign governments concerning consumer and data protection that could affect us.

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

•
FTC Act - The Federal Trade Commission Act (“FTC Act”) prohibits unfair methods of competition and unfair or deceptive acts or practices. We must comply with the FTC Act when we market our services, such as consumer credit monitoring services offered through our Global Consumer Solutions unit. The security measures we employ to safeguard the personal data of consumers could also be subject to the FTC Act, and failure to safeguard data adequately may subject us to regulatory scrutiny or enforcement action. There is no private right of action under the FTC Act.

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

•
CROA - The Credit Repair Organizations Act (“CROA”) regulates companies that claim to be able to assist consumers in improving their credit standing. There have been efforts to apply the CROA to credit monitoring services offered by consumer reporting agencies and others. CROA allows for a private right of action and permits consumers to recover all money paid for alleged “credit repair” in the event of a violation.

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

Summary of International Regulation Relating to Consumer and Data Protection

We are subject to various data protection, privacy and consumer credit laws and regulations in the foreign countries where we operate. Examples of the most significant of these laws include, but are not limited to, the following:

•
In the U.K., we are subject to a regulatory framework which provides for primary regulation by the Financial Conduct Authority (the “FCA”).  The FCA focuses on consumer protection and market regulation as well as prudential supervision of regulated financial institutions.  The FCA has significant powers, including the power to regulate conduct related to the marketing of financial products, specify minimum standards and to place requirements on products, impose unlimited fines, and to investigate organizations and individuals.  In addition, the FCA is able to ban financial products for up to a year while considering an indefinite ban; it has the power to instruct firms to immediately retract or modify promotions which it finds to be misleading, and to publish such decisions.  Our core credit reporting (“credit reference”) and debt collections services and recovery management businesses in the U.K. are subject to FCA supervision and we are required to have certain corporate and “approved person” authorizations from the FCA to carry on such businesses. The license application for our collection business (TDX Group or "TDX") was approved in 2016, and our application for authorization in our capacity as a credit reference agency is under review. Although we do not currently anticipate any issues in receiving authorization, to the extent applicable approvals are not obtained in a timely manner, or at all, we may not conduct these businesses in the U.K.

•
In Europe, we are subject to the European Union (“EU”) Data Protection Regulation ("GDPR"), which will replace the comprehensive 1995 European Union Data Protection Directive. The GDPR establishes several obligations that organizations must follow with respect to use of personal data, including a prohibition on the transfer of personal information from the EU to other countries whose laws do not protect personal data to an “adequate” level of privacy or security. The new standards for adequacy are generally stricter and more comprehensive than that of the U.S. and most other countries where Equifax operates. In the U.K., regulatory limitations affect our use of the Electoral Roll, one of our key data sources in that jurisdiction. Generally, the data underlying the products offered by our U.K. Information Services and Global Consumer Solutions product lines, excluding our Commercial Services products, are subject to these regulations. In Spain and Portugal, privacy laws also regulate all credit bureau and personal solutions activities. The GDPR, among other things, will tighten data protection requirements and make enforcement more rigorous, for example, by streamlining enforcement at a European level, introducing data breach notification requirements and increasing penalties for non-compliance. The GDPR was passed by the EU Parliament in the spring of 2016 and will become fully effective in May 2018, following a two-year implementation period.

•
In Canada, federal and provincial laws govern how we collect, use or disclose personal information in the course of our commercial activities. The federal Personal Information Protection and Electronic Documents Act of 2000 gives individuals the right to access and request correction of their personal information collected by us, and requires compliance with the Canadian Standard Association Model Code for the Protection of Personal Information covering accountability and identifying purposes, consent, collection, use, disclosure, retention, accuracy, safeguards, individual access and compliance. The federal and provincial privacy regulators have powers of investigation and intervention, and provisions of Canadian law regarding civil liability apply in the event of unlawful processing which is prejudicial to the persons concerned. The EU recognizes Canada as having adequate levels of protection for personal data transfers and processing.

•
In Latin America, data protection and credit reporting laws and regulations vary considerably amongst Latin American countries. Some countries, such as El Salvador, Ecuador and Honduras, establish a constitutional right to privacy without general data protection standards or a data protection authority. These countries, however, have laws that govern the functioning of credit bureaus. Other countries, such as Argentina, Uruguay, Peru and Costa Rica, have enacted comprehensive data protection legislation similar to the EU Data Protection Regulation (GDPR). The EU recognizes Argentina and Uruguay as having adequate levels of protection for personal data transfers and processing. Peru also has a specific law for credit reporting. Paraguay and Chile have fewer comprehensive data protection laws in place, but do have rules regarding reporting periods, consent and data collection.

•
In Australia, we are subject to regulatory oversight by various agencies, but the Office of the Australian Information Commissioner (OAIC) is the agency with direct responsibility for administering the Australian Privacy Principles (which relate to the collection, holding, use and disclosure of personal information) and Part IIIA of the Privacy Act 1988 (which regulates credit reporting). The OAIC can investigate a complaint, conduct its own investigations, resolve/make binding determinations and seek civil penalties. Our Australian business is also a member of the Credit and Investments Ombudsman, an external dispute resolution scheme, which has been approved by the OAIC to handle privacy and credit reporting complaints and make binding determinations. The OAIC can register codes of practice under the Privacy Act 1988, and has registered the Privacy (Credit Reporting) Code 2014. The Australian Retail Credit Association (ARCA) is a credit and credit reporting industry self-regulatory body, which administers principles and standards for the exchange of credit data between industry participants. Corporate Scorecard Pty Limited (one of our Australian subsidiaries), holds an Australia Financial Services License (AFSL), which allows it to provide general advice to wholesale clients by issuing a credit rating. The Australian Securities and Investments Commission (ASIC) regulates that business, and has authority to investigate, prosecute, ban individuals, and to seek civil penalties.

•
In New Zealand, the regulatory framework provides for primary regulation under the Office of the Privacy Commissioner (OPC). The OPC investigates complaints relating to the collection, use, holding and disclosure of personal information, both credit-related and non-credit related. The OPC can make a finding that there has been an interference with privacy but cannot impose civil penalties. In extreme cases where there has been an interference with privacy it can refer these cases to the Director of Human Rights, for determination in the Human Rights Review Tribunal. The OPC can issue practice codes under the Privacy Act 1993, and has issued and subsequently amended, the Credit Reporting Privacy Code 2004. A self-regulatory body, the Retail Credit Association of New Zealand (RCANZ), addresses reciprocity of data issues relating to comprehensive credit reporting, and data standards.

•
In India, various legislation including the Information Technology Act 2000 and Rules framed thereunder and the Credit Information Companies (Regulation) Act of 2005 and Rules and Regulations framed thereunder, establishes a federal data protection framework. Entities that collect and maintain personal data and/or credit information must ensure that it is complete, accurate and safeguarded, and must adopt certain privacy principles with respect to collecting, processing, preserving, sharing and using such data and/or credit information. The Indian parliament has passed legislation that would allow individuals to sue for damages in the case of a data breach, if the entity negligently failed to implement reasonable security practices and procedures to protect personal data and/or credit information.  Our Indian joint venture is subject to regulation by the Reserve Bank of India, which is India’s central banking institution.

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

PERSONNEL

Equifax employed approximately 9,500 employees in 24 countries as of December 31, 2016. None of our U.S. employees are subject to a collective bargaining agreement and no work stoppages have been experienced. Pursuant to local laws, certain of our employees in Argentina and Spain are covered under government-mandated collective bargaining regulations that govern general salary and compensation matters, basic benefits and hours of work.  In some of our non-U.S. subsidiaries, certain of our employees are represented by workers’ councils or statutory labor unions.

EXECUTIVE OFFICERS OF EQUIFAX

The executive officers of Equifax and their ages and titles are set forth below.

Richard F. Smith (57) has been Chairman and Chief Executive Officer since December 2005. He was named Chairman-Elect and Chief Executive Officer effective September 2005. Prior to that, Mr. Smith served as Chief Operating Officer, GE Insurance Solutions, from 2004 to September 2005 and President and Chief Executive Officer of GE Property and Casualty Reinsurance from 2003 to 2004.

John W. Gamble, Jr. (54) has been Corporate Vice President and Chief Financial Officer since May 2014. Prior to that, Mr. Gamble was Executive Vice President and Chief Financial Officer of Lexmark International, Inc., a global provider of document solutions, enterprise content management software and services, printers and multifunction printers, from September 2005 until May 2014.

John J. Kelley III (56) has been Corporate Vice President and Chief Legal Officer since January 2013. Responsibilities include legal services, sourcing, security and compliance, government and legislative relations, corporate governance and privacy functions. Mr. Kelley was a senior partner in the Corporate Practice Group of the law firm of King & Spalding LLP from January 1993 to December 2012.

Joseph M. Loughran, III (49) has been Chief Marketing Officer since March 2015. Prior thereto, he served as President, Global Consumer Solutions since January 4, 2010. Prior thereto, he was Senior Vice President - Corporate Development from April 2006 to December 2009. Prior to joining Equifax, he held various executive roles at BellSouth Corporation from May 2001 to April 2006, including most recently Managing Director-Corporate Strategy and Planning from May 2005 to April 2006.

Coretha M. Rushing (60) has been Corporate Vice President and Chief Human Resources Officer since 2006. Prior to joining Equifax, she served as an executive coach and HR Consultant with Atlanta-based Cameron Wesley LLC. Prior thereto, she was Senior Vice President of Human Resources at The Coca-Cola Company, where she was employed from 1996 until 2004.

David C. Webb (61) has been Chief Information Officer since January 2010. Prior thereto, he served as Chief Operations Officer for SVB Financial Corp. from 2008, and from 2004 to 2008 was Chief Information Officer. Mr. Webb was Vice President, Investment Banking Division at Goldman Sachs, a leading global investment banking, securities and investment management firm, from 1999 to 2004. He was Chief Information Officer at Bank One from 1997 to 1999.

Rodolfo O. Ploder (56) has been President, Workforce Solutions, since November 2015. Prior thereto, he served as President, U.S. Information Solutions, since April 2010. Prior thereto, he served as President, International, from January 2007 to April 2010. Prior thereto, he was Group Executive, Latin America from February 2004 to January 2007.

Paulino R. Barros (60) has been President, U.S. Information Solutions, since November 2015. Prior thereto, he served as President, International, since April 2010. Prior thereto, he served as President of PB&C Global Investments, LLC, an international consulting and investment firm. Prior thereto, he was President of Global Operations for AT&T.

John T. Hartman (57) has been President, International, since November 2015. Prior thereto, he served as Senior Vice President, Corporate Development, since July 2010. Prior thereto, he served as President of Growth Vector from 2009 to 2010. Prior thereto, he served as Executive Vice President and Chief Commercial Officer for Acuity Brands from 2004 to 2009.

J. Dann Adams (59) has been President, Global Consumer Solutions, since November 2015. Prior thereto, he served as President, Workforce Solutions, since July 2010. Prior thereto, he served as President, U.S. Information Solutions from 2007 to June 2010. Prior thereto, he served as Group Executive, North America Information Services from November 2003 until December 2006.

Nuala M. King (63) has been Senior Vice President and Controller since May 2006. Prior thereto, she was Vice President and Corporate Controller from March 2004 to April 2006. Prior to joining Equifax, Ms. King served as Corporate Controller for UPS Capital from March 2001 until March 2004.

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

AVAILABLE INFORMATION

Detailed information about us is contained in our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports, and amendments to those reports, that we file with, or furnish to, the SEC. These reports are available free of charge at our website, www.equifax.com, as soon as reasonably practicable after we electronically file such reports with or furnish such reports to the SEC. However, our website and any contents thereof should not be considered to be incorporated by reference into this document. We will furnish copies of such reports free of charge upon written request to Equifax Inc., Attn: Office of Corporate Secretary, P.O. Box 4081, Atlanta, Georgia, 30302.

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

Negative changes in general economic conditions, including interest rates, unemployment rates, income, home prices, investment values and consumer confidence, could materially adversely affect us.

Our customers, and therefore our business and revenues, are sensitive to negative changes in general economic conditions, including the demand and availability of affordable credit and capital, the level and volatility of interest rates, inflation, employment levels, consumer confidence and housing demand, both inside and outside the U.S. Business customers use our credit information and related analytical services and data to process applications for new credit cards, automobile loans, home and equity loans and other consumer loans, and to manage their existing credit relationships. Demand for our services tends to be correlated to general levels of economic activity and to consumer credit activity. Bank and other lenders’ willingness to extend credit is adversely affected by elevated consumer delinquency and loan losses in a weak economy. Consumer demand for credit (i.e., rates of spending and levels of indebtedness) also tends to grow more slowly or decline during periods of economic contraction or slow economic growth.

Our customer base suffers when financial markets experience volatility, illiquidity and disruption, which has occurred in the past and which could reoccur, and the potential for increased and continuing disruptions going forward, present considerable risks to our business and revenue. High or rising rates of unemployment and interest, declines in income, home prices or investment values, lower consumer confidence and reduced access to credit adversely affect demand for our products and services, and consequently our revenue and results of operations, as consumers may continue to postpone or reduce their spending and use of credit, and lenders may reduce the amount of credit offered or available.

The loss of access to credit, employment, financial and other data from external sources could harm our ability to provide our products and services.

We rely extensively upon data from external sources to maintain our proprietary and non-proprietary databases, including data received from customers, strategic partners and various government and public record sources. This data includes the widespread and voluntary contribution of credit data from most lenders in the U.S and many other markets as well as the contribution of data under proprietary contractual agreements, such as employers’ contribution of employment and income data to The Work Number, financial institutions’ contribution of individual financial data to IXI, and telecommunications, cable and utility companies’ contribution of payment and fraud data to the National Cable, Telecommunications and Utility Exchange. Although historically we have not experienced material issues in this regard, our data sources could withdraw, delay receipt of or increase the cost of their data provided to us for a variety of reasons, including legislatively or judicially imposed restrictions on use, security breaches or competitive reasons. Where we currently have exclusive use of data, the providers of the data sources could elect to make the information available to competitors. We also compete with several of our third-party data suppliers. If a substantial number of data sources or certain key data sources were to withdraw or be unable to provide their data, if we were to lose access to data due to government regulation, if we lose exclusive right to the use of data, or if the collection of data becomes uneconomical, our ability to provide products and services to our clients could be materially adversely impacted, which could result in decreased revenue, net income and earnings per share.  There can be no assurance that we would be able to obtain data from alternative sources if our current sources become unavailable.

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

Public or commercial sources of free or relatively inexpensive consumer credit, credit score and other information have become increasingly available, particularly through the internet, and this trend is expected to continue.  Governmental agencies in particular have increased the amount of information to which they provide free public access and these or other sources of free or relatively inexpensive consumer information from competitors or other commercial sources may reduce demand for our services, particularly in our USIS and Global Consumer Solutions business units.  In addition, recently there has been an increase in companies offering free or low-cost direct to consumer credit services (such as credit scores, reports and monitoring) as part of alternative business models that use such services as a means to introduce consumers to premium products and services. To the extent that our customers choose not to obtain services from us and instead rely on information obtained at no cost or relatively inexpensively from these other sources, our business, financial condition and results of operations may be adversely affected.

If we experience system constraints or failures, or our customers do not modify and/or upgrade their systems to accept new releases of our products and services, our services to our customers could be delayed or interrupted, which could result in lost revenues or customers, lower margins, or other harm to our business and reputation.

We depend on reliable, stable, efficient and uninterrupted operation of our technology network, systems, and data centers to provide service to our customers. Many of the services and systems upon which we rely have been outsourced to third parties. In addition, many of our revenue streams are dependent on links to third party telecommunications providers. These systems and operations, and the personnel that support, service and operate these systems, could be exposed to interruption, damage or destruction from power loss, telecommunication failures, computer viruses, denial-of-service attacks, employee or insider malfeasance, human error, fire, natural disasters, war, terrorist acts or civil unrest. We may not have sufficient disaster recovery or redundant operations in place to cover a loss or failure of systems or telecommunications links in a timely manner. Any significant delay or interruption could result in lost revenues or customers, lower margins, or other significant harm to our business or reputation.

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

Despite our substantial investment in physical and technological security measures, employee training, contractual precautions and business continuity plans, our information technology networks and infrastructure or those of our third-party vendors and other service providers could be vulnerable to damage, disruptions, shutdowns, or breaches of confidential information due to criminal conduct, denial of service or other advanced persistent attacks by hackers, employee or insider error or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. Unauthorized access to data files or our information technology systems and applications could result in inappropriate use, change or disclosure of sensitive and/or personal data of our customers, employees, consumers and suppliers.

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

We and our customers are subject to various current governmental regulations, and could be affected by new laws or regulations, compliance with which may cause us to incur significant expenses and change our business practices, and if we fail to maintain satisfactory compliance with certain regulations, we could be subject to civil or criminal penalties.

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

Under Title X of the Dodd-Frank Act, the CFPB has broad powers to promulgate, administer and enforce consumer financial regulations, including those applicable to us and to many of our customers.  The CFPB has oversight of the FCRA, the federal regulation most directly impacting U.S. operations. The CFPB is also charged with defining “unfair, deceptive or abusive acts and practices,” known as “UDAAP.”  Also, where a company has violated Title X of the Dodd-Frank Act, or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). During 2016, the CFPB publicly announced 35 enforcement actions, imposing $300.5 million in civil money penalties, and ordering $34 million in restitution and $256.2 million in balance reductions.

In the U.K., we are subject to a regulatory framework which provides for primary regulation by the FCA.  The FCA focuses on consumer protection and market regulation as well as prudential supervision of regulated financial institutions.  The FCA has significant powers, including the power to regulate conduct related to the marketing of financial products, specify minimum standards and to place requirements on products, impose unlimited fines, and to investigate organizations and individuals.  In addition, the FCA is able to ban financial products for up to a year while considering an indefinite ban; it has the power to instruct firms to immediately retract or modify promotions which it finds to be misleading, and to publish such decisions.  Our core credit reporting (“credit reference”) and debt collections services businesses in the U.K. are subject to FCA supervision and we will require certain corporate and “approved person” authorizations from the FCA to carry on such businesses.  Our license application for our debt collection services businesses (TDX) was approved in 2016, and our application for authorization in our capacity as a credit reference agency is under review. Although we do not currently anticipate any issues in receiving authorization, to the extent applicable approvals are not obtained in a timely manner, or at all, we may not conduct these businesses in the U.K.

In Europe, we are subject to the E.U. Data Protection Regulation, or GDPR, which will replace the comprehensive 1995 European Union Data Protection Directive. The GDPR establishes several obligations that organizations must follow with respect to use of personal data, including a prohibition on the transfer of personal information from the E.U. to other countries whose laws do not protect personal data to an "adequate" level of privacy or security. The new standards for adequacy are generally stricter and more comprehensive than that of the U.S. and most other countries where Equifax operates. In the U.K., regulatory limitations affect our use of the Electoral Roll, one of our key data sources in that jurisdiction. Generally, the data underlying the products offered by our U.K. Information Services and Global Consumer Solutions product lines, excluding our Commercial Services products, are subject to these regulations. In Spain and Portugal, privacy laws also regulate all credit bureau and personal solutions activities. The GDPR, among other things, will tighten data protection requirements and make enforcement more rigorous, for example, by streamlining enforcement at a European level, introducing data breach notification requirements and increasing penalties for non-compliance. The GDPR was passed by the E.U. Parliament in the spring of 2016 and will become fully effective in May 2018, following a two-year implementation period.

New legislation regarding data protection and credit reporting is under consideration in several Latin American countries, including legislation that proposes to adopt EU standards. Periodically, legislative amendments are proposed to prohibit the use of certain data for credit reference purposes, shorten the period during which data may be stored and create new access and notification rights for data subjects. While the potential impact of the foregoing regulatory changes is unlikely to be material in the aggregate to our business, if the market opportunity were to be restricted significantly in Argentina or Chile and/or in a combination of the smaller Latin American countries in which we operate, the impact on our International operating results could be material. We are also subject to rules and regulations relating to consumer privacy, data and financial protection in the other jurisdictions in which we operate, including Australia and New Zealand. If we violate, or otherwise fail to comply with these regulations, our International operating results could be adversely affected. See “Item 1. Business - Government Regulation” in this Form 10-K.

We devote substantial compliance, legal and operational business resources to facilitate compliance with applicable regulations and requirements. Additionally, we cooperate with CFPB supervisory examinations and respond to other state and federal investigations of our business practices. Any failure by us to comply with, or remedy any violations of, applicable laws and regulations could result in the curtailment of certain of our operations, the imposition of fines and penalties, and restrictions on our ability to carry on or expand our operations. In addition, because many of our products are regulated or sold to customers in various industries, we must comply with additional regulations in marketing our products.  We cannot predict the ultimate impact on our business of new or proposed CFPB, FCA or other rules, supervisory examinations or government investigations or enforcement actions.

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

During 2016, we acquired Veda, the leading provider of credit information and analysis in Australia and New Zealand, for cash consideration plus debt assumed of approximately $1.9 billion as well as other smaller businesses. In January 2014, we acquired the TDX, a debt placement service and debt management platform company in the United Kingdom for approximately $323 million.  During 2013, we acquired TrustedID, a direct-to-consumer identity protection business, and several smaller international businesses. Expected benefits, synergies and growth from these initiatives may not materialize as planned. We may have difficulty assimilating new businesses and their products, services, technologies and personnel into our operations.

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

We derive a portion of our revenue from direct and indirect sales to U.S., state, local and foreign governments and their respective agencies. Such contracts are subject to various procurement laws and regulations, and contract provisions relating to their formation, administration and performance. Failure to comply with these laws, regulations or provisions in our government contracts could result in the imposition of various civil and criminal penalties, termination of contracts, forfeiture of profits, suspension of payments, or suspension of future government contracting. Also, the government programs to which we provide services, or which are the basis of compliance services we provide non-governmental clients, including, in particular, the Affordable Care Act, may be terminated or substantially altered by the government and our services would no longer be needed. If our government contracts are terminated, if we are suspended from government work, if the services we provide are no longer needed due to government program change or termination, or if our ability to compete for new contracts is adversely affected, our business could suffer.

Third parties may claim that we are infringing on their intellectual property and we could suffer significant litigation or licensing expenses or be prevented from selling products or services.

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

Third parties may infringe on our intellectual property and we may suffer competitive injury or expend significant resources enforcing our rights.

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

Sales outside the U.S. comprised 27% of our net operating revenue in 2016. As a result, our business is subject to various risks associated with doing business internationally. In addition, many of our employees, suppliers, job functions and facilities are located outside the U.S. Accordingly, our future results could be harmed by a variety of factors including:

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

We earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including among others the British pound, the Australian dollar, the Canadian dollar, the Argentine peso, the Chilean peso, the Euro, the New Zealand dollar, the Costa Rican peso, the Singapore dollar, the Brazilian real, the Russian ruble and the Indian rupee. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenue, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against major currencies will affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. In 2016, a general weakening of foreign currencies in countries where we have operations against the U.S. dollar had a negative impact on our results as reported in U.S. dollars.  See “Segment Financial Results – International – Europe", – Asia Pacific", –Latin America", and “– Canada” and “Effects of Inflation and Changes in Foreign Currency Exchange Rates” in the Management’s Discussion and Analysis section of this Form 10-K. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. We generally do not mitigate the risks associated with fluctuating exchange rates, although we may from time to time through forward contracts or other derivative instruments hedge a portion of our translational foreign currency exposure or exchange rate risks associated with material transactions which are denominated in a foreign currency. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Accordingly, fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, may materially affect our consolidated financial results.

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

The U.K’s impending departure from the EU could adversely affect us.

The referendum on the U.K.’s membership in the EU (referred to as “Brexit”), approving the exit of the U.K. from the EU could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future clients, suppliers and employees, which could have an adverse effect on our business, financial results and operations. While the referendum was non-binding, the U.K. parliament has voted in favor of allowing the government to commence negotiations to determine the future terms of the U.K.’s relationship with the EU, including the terms of trade between the U.K. and the EU and other nations. The effects of Brexit will depend on any agreements the U.K. makes to retain access to EU markets either during a transitional period or more permanently. In addition, developments regarding Brexit may also create global economic uncertainty, which may cause our clients to closely monitor their costs and reduce their spending on our solutions and services.

A downgrade to our credit ratings would increase our cost of borrowing under our credit facility and adversely affect our ability to access the capital markets.

We are party to a $900.0 million unsecured, revolving credit facility that matures in November 2020 and an $800.0 million term loan facility that matures in November 2018 (collectively, the “Credit Facilities”).  The cost of borrowing under Credit Facilities and our ability and the terms under which we may access the credit markets are affected by credit ratings assigned to our indebtedness by the major credit rating agencies. These ratings are premised on our performance under assorted financial metrics, such as leverage and interest coverage ratios and other measures of financial strength, business and financial risk, industry conditions, transparency with rating agencies and timeliness of financial reporting. Our current ratings have served to lower our borrowing costs and facilitate access to a variety of lenders. However, there can be no assurance that our credit ratings or outlook will not be lowered in the future in response to adverse changes in these metrics caused by our operating results or by actions that we take, such as incurring additional indebtedness or by returning excess cash to shareholders through dividends or under our share repurchase program. A downgrade of our credit ratings would increase our cost of borrowing under the Credit Facilities, negatively affect our ability to access the capital markets on advantageous terms, or at all, negatively affect the trading price of our securities and have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at 1550 Peachtree Street, N.W., Atlanta, Georgia. Our other properties are geographically distributed to meet sales and operating requirements worldwide. We consider these properties to be both suitable and adequate to meet our current operating requirements. We ordinarily lease office space for conducting our business and are obligated under approximately 80 leases and other rental arrangements for our field locations. We owned 8 office buildings at December 31, 2016, including our executive offices, one campus which houses our Alpharetta, Georgia data center, a building utilized by our Workforce Solutions operations located in St. Louis, Missouri, as well as four buildings utilized by our Latin America operations located in Mexico City, Mexico, Sao Paulo, Brazil, and Asuncion, Paraguay. We also own 23.5 acres adjacent to the Alpharetta, Georgia data center.

For additional information regarding our obligations under leases, see Note 6 of the Notes to Consolidated Financial Statements in this report. We believe that suitable additional space will be available to accommodate our future needs.

ITEM 3. LEGAL PROCEEDINGS

California Bankruptcy Litigation. In consolidated actions filed in the U.S. District Court for the Central District of California, captioned Terri N. White, et al. v. Equifax Information Services LLC, Jose Hernandez v. Equifax Information Services LLC, Kathryn L. Pike v. Equifax Information Services LLC, and Jose L. Acosta, Jr., et al. v. Trans Union LLC, et al. , plaintiffs asserted that Equifax violated federal and state law (the FCRA, the California Credit Reporting Act and the California Unfair Competition Law) by failing to follow reasonable procedures to determine whether credit accounts are discharged in bankruptcy, including the method for updating the status of an account following a bankruptcy discharge. On August 20, 2008, the District Court approved a Settlement Agreement and Release providing for certain changes in the procedures used by defendants to record discharges in bankruptcy on consumer credit files. That settlement resolved claims for injunctive relief, but not plaintiffs’ claims for damages. On May 7, 2009, the District Court issued an order preliminarily approving an agreement to settle remaining class claims. The District Court subsequently deferred final approval of the settlement and required the settling parties to send a supplemental notice to those class members who filed a claim and objected to the settlement or opted out, with the cost for the re-notice to be deducted from the plaintiffs’ counsel fee award. Mailing of the supplemental notice was completed on February 15, 2011 and the deadline for this group of settling plaintiffs to provide additional documentation to support their damage claims or to opt-out of the settlement was March 31, 2011. On July 15, 2011, the District Court approved the settlement. Several objecting plaintiffs subsequently filed notices of appeal to the U.S. Court of Appeals for the Ninth Circuit, which, on April 22, 2013, issued an order vacating the settlement and remanding the case to the District Court for further proceedings. On January 21, 2014, the District Court denied the objecting plaintiffs’ motion to disqualify counsel for the settling plaintiffs and granted the motion of counsel for the settling plaintiffs to be appointed as interim lead class counsel. On March 28, 2016, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s lead counsel appointment. On January 9, 2017, the United States Supreme Court denied the objectors’ Petition for a Writ of Certiorari. The parties have re-engaged in settlement discussions, including participation in mediations in August 2016 and November 2016, and have reached an agreement in principle to again settle the monetary claims. The parties are currently drafting the necessary settlement documents. The deadline to file the settlement documents with the Court is March 17, 2017 and the Court has scheduled a hearing on the expected Motion for Preliminary Approval on May 2, 2017.

CFPB Investigations. In February 2014, we received a Civil Investigative Demand (a “CID”) from the Consumer Financial Protection Bureau (the “CFPB” or the “Bureau”) as part of its investigation to determine whether nationwide consumer reporting agencies have been or are engaging in unlawful acts or practices relating to the advertising, marketing, sale or provision of consumer reports, credit scores or credit monitoring products in violation of the Dodd Frank Act or the Fair Credit Reporting Act. The CID requested the production of documents and answers to written questions. A second CID was issued in July 2015, seeking additional documents and information. In January 2017, the Company reached a settlement of this investigation with the CFPB. The settlement requires the payment of $3.8 million in consumer restitution plus $2.5 million in civil money penalties. In addition, the Company has agreed to modify certain marketing practices.

In June 2016, we received a CID from the CFPB as part of an investigation to determine whether Equifax Workforce Solutions has been or is engaging in unlawful acts or practices relating to the creation, provision, handling, advertising, marketing or sale of consumer reports or similar products or services in violation of the Dodd Frank Act or the Fair Credit Reporting Act. In December 2016, the CFPB notified the Company that it completed its investigation and currently does not intend to take any enforcement action against Equifax Workforce Solutions.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Equifax’s common stock is traded on the New York Stock Exchange under the symbol “EFX.” As of January 31, 2017, Equifax had approximately 3,819 holders of record; however, Equifax believes the number of beneficial owners of common stock exceeds this number.

The table below sets forth the high and low sales prices per share of Equifax common stock, as reported on the New York Stock Exchange, for each quarter in the last two fiscal years and dividends declared per share:

	High Sales Price	Low Sales Price	Dividends (1)
2016
First Quarter	$113.39	$92.19	$0.33
Second Quarter	$127.73	$112.58	$0.33
Third Quarter	$135.72	$127.80	$0.33
Fourth Quarter	$133.61	$111.54	$0.33

2015
First Quarter	$94.90	$79.62	$0.29
Second Quarter	$101.13	$91.61	$0.29
Third Quarter	$105.86	$90.94	$0.29
Fourth Quarter	$114.46	$96.22	$0.29

(1)
Equifax’s Senior Credit Facilities, as defined in Item 7 of this Form 10-K, restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if a default exists or would result according to the terms of the credit agreement.

Shareholder Return Performance Graph

The graph on the below compares Equifax’s five-year cumulative total shareholder return with that of the Standard & Poor’s Composite Stock Index (S&P 500) and a peer group index, the S&P 500 Banks Index (Industry Group). The graph assumes that value of the investment in our Common Stock and each index was $100 on the last trading day of 2011 and that all quarterly dividends were reinvested without commissions. Our past performance may not be indicative of future performance.

COMPARATIVE FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG EQUIFAX INC., S&P 500 INDEX, AND DOW JONES U.S. GENERAL FINANCIAL INDEX

	Fiscal Year Ended December 31,
	Initial	2012	2013	2014	2015	2016
Equifax Inc.	100.00	141.91	183.80	218.08	303.76	321.99
S&P 500 Index	100.00	116.00	153.57	174.59	177.00	196.31
S&P 500 Banks Index (Industry Group)	100.00	121.19	160.27	181.52	179.45	215.65

The table below contains information with respect to purchases made by or on behalf of Equifax of its common stock during the fourth quarter ended December 31, 2016:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1 - October 31, 2016	54,455	$—	—	$667,199,250
November 1 - November 30, 2016	1,159	$—	—	$667,199,250
December 1 - December 31, 2016	807	$—	—	$667,199,250
Total	56,421	$—	—	$667,199,250

(1)
The total number of shares purchased includes: (a) shares purchased pursuant to our publicly-announced share repurchase program, or Program; and (b) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options and vesting of restricted stock, totaling 54,455 shares for the month of October 2016, 1,159 shares for the month of November 2016 and 807 shares for the month of December 2016.

(2)	Average price paid per share for shares purchased as part of our Program (includes brokerage commissions).

(3)
Under the Program, we did not repurchase any common shares during the twelve months ended December 31, 2016. At December 31, 2016, the amount authorized for future share repurchases under the Program was $667.2 million.

Information relating to compensation plans under which the Company’s equity securities are authorized for issuance is included in the section captioned “Equity Compensation Plan Information” in our 2017 Proxy Statement and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The table below summarizes our selected historical financial information for each of the last five years. The summary of operations data for the years ended December 31, 2016, 2015, 2014, and the balance sheet data as of December 31, 2016 and 2015, have been derived from our audited Consolidated Financial Statements included in this report. The summary of operations data for the years ended December 31, 2013 and 2012, and the balance sheet data as of December 31, 2014, 2013 and 2012, have been derived from our audited Consolidated Financial Statements not included in this report. The historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements in this report.

	Twelve Months Ended December 31,
	2016 (1)	2015 (2)(3)	2014 (4)	2013(5)(6)	2012(7)(8)
	(In millions, except per share data)
Summary of Operations:
Operating revenue	$3,144.9	$2,663.6	$2,436.4	$2,303.9	$2,073.0
Operating expenses	2,327.0	1,969.7	1,798.2	1,692.7	1,593.0
Operating income	817.9	693.6	638.2	611.2	480.0
Consolidated income from continuing operations	495.1	434.8	374.0	341.5	275.3
Discontinued operations, net of tax (2)(7)	—	—	—	18.4	5.5
Net income attributable to Equifax	$488.8	$429.1	$367.4	$351.8	$272.1

Dividends paid to Equifax shareholders	$157.6	$137.8	$121.2	$106.7	$86.0
Diluted earnings per share
Net income from continuing operations attributable to Equifax	$4.04	$3.55	$2.97	$2.69	$2.18
Discontinued operations attributable to Equifax	—	—	—	0.15	0.04
Net income attributable to Equifax	$4.04	$3.55	$2.97	$2.84	$2.22
Cash dividends declared per share	$1.32	$1.16	$1.00	$0.88	$0.72
Weighted-average shares outstanding (diluted)	121.1	120.9	123.5	123.7	122.5

	As of December 31,
	2016 (1)	2015 (2)(3)	2014 (4)	2013(5)(6)	2012(7)(8)
	(In millions)
Balance Sheet Data:
Total assets	$6,664.0	$4,501.5	$4,661.0	$4,522.5	$4,505.9
Short-term debt and current maturities	585.4	49.3	380.4	296.5	283.3
Long-term debt, net of current portion	2,086.8	1,138.4	1,145.7	1,145.5	1,447.4
Total debt, net	2,672.2	1,187.7	1,526.1	1,442.0	1,730.7
Total equity	2,721.3	2,350.4	2,234.6	2,341.0	1,959.2

(1)
In the first quarter of 2016, we completed the acquisition of 100% of the ordinary voting shares of Veda for cash consideration plus debt assumed of approximately $1.9 billion. The acquisition provides a strong platform for Equifax to offer data and analytic services and further broaden the Company's geographic footprint. Additionally, on August 23, 2016, the Company completed the acquisition of 100% of the assets and certain liabilities of unemployment tax and claims management specialists Barnett & Associates ("Barnett"), as well as the verifications business, Computersoft,

LLC ("Computersoft"). For the year ended December 31, 2016, we recorded $40.2 million ($28.2 million, net of tax) for Veda acquisition related amounts. Of this amount, $30.1 million relates to transaction and integration costs in operating income, $9.2 million is recorded in other income and is the impact of foreign currency changes on the transaction structure, including the economic hedges, $0.2 million is recorded in depreciation and amortization, and $0.7 million is recorded in interest expense. For additional information, see Note 3 of the Notes to the Consolidated Financial Statements in this report.

(2)
In the first quarter of 2015, we recorded a $20.7 million restructuring charge ($13.2 million, net of tax) all of which was recorded in selling, general and administrative expenses on our Consolidated Statements of Income. This charge resulted from our continuing efforts to realign our internal resources to support the Company’s strategic objectives and increase the integration of our global operations. For additional information, see Note 12 of the Notes to Consolidated Financial Statements in this report.

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

(6)
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

(7)
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

(8)
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

Businesses rely on us for consumer and business credit intelligence, credit portfolio management, fraud detection, decisioning technology, marketing tools, debt management and human resources-related services. We also offer a portfolio of products that enable individual consumers to manage their financial affairs and protect their identity. Our revenue stream is diversified among businesses across a wide range of industries, international geographies and individual consumers.

On February 24, 2016, we completed the acquisition of Veda for cash consideration plus debt assumed of approximately $1.9 billion. We financed the cash portion of the purchase price through a combination of new debt, including the Term Loan, the 364-Day Revolver, and commercial paper. Refer to Note 5 for further information on debt.

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

The International segment consists of Europe, Asia Pacific, Latin America and Canada. Following the acquisition of Veda, we have created an Asia Pacific reporting unit which consists mainly of our Australia and New Zealand operations. Canada’s services are similar to our USIS offerings, while Europe, Asia Pacific and Latin America are made up of varying mixes of service lines that are in our USIS reportable segment. In Europe, Asia Pacific and Latin America, we also provide information and technology services to support lenders and other creditors in the collections and recovery management process.

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

Geographic Information. We currently have significant operations in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Mexico, New Zealand, Paraguay, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay and the U.S. We also offer Equifax branded credit services in India and Russia through joint ventures, we have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore, and have an investment in a consumer and commercial credit information company in Brazil. Of the countries we operate in, 73% of our revenue was generated in the U.S. during the twelve months ended December 31, 2016.

Key Performance Indicators.   Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. Key performance indicators for the twelve months ended December 31, 2016, 2015 and 2014, include the following:

	Key Performance Indicators Twelve Months Ended December 31,
	2016	2015	2014
	(In millions, except per share data)
Operating revenue	$3,144.9	$2,663.6	$2,436.4
Operating revenue change	18%	9%	6%
Operating income	$817.9	$693.9	$638.2
Operating margin	26.0%	26.1%	26.2%
Net income attributable to Equifax	$488.8	$429.1	$367.4
Diluted earnings per share	$4.04	$3.55	$2.97
Cash provided by operating activities	$795.8	$742.1	$616.2
Capital expenditures*	$(191.5)	(150.7)	$(86.4)
*Amounts above also include capital expenditures in accounts payable.

Business Environment and Company Outlook

Demand for our services tends to be correlated to general levels of economic activity and to consumer credit activity, both enhanced by our own initiatives to expand our products and markets served, and to small commercial credit and marketing activity. In 2017, in the United States, we expect modest but improving growth in overall economic activity and consumer credit. Mortgage market originations are expected to be down in the double digit range for the year. The economic environments impacting five of our six largest international operations, in the U.K., Australia, Canada, Argentina, and Chile, are expected to strengthen in 2017 relative to 2016. In Spain, economic growth is expected to remain good in 2017, although somewhat slower than in 2016. In addition, at their current levels, weaker foreign exchange rates compared to the prior year, will negatively impact both growth in revenue and profit when reported in U.S. dollars.

Over the long term, we expect that our ongoing investments in new product innovation, business execution, enterprise growth initiatives, technology infrastructure, and continuous process improvement will enable us to deliver long-term multi-year average organic revenue growth ranging between 6% and 8% with additional growth of 1% to 2% derived from strategic acquisitions consistent with our long-term business strategy. We also expect to grow earnings per share at a somewhat faster rate than revenue over time as a result of both operating and financial leverage.

RESULTS OF OPERATIONS —
TWELVE MONTHS ENDED DECEMBER 31, 2016, 2015 AND 2014

Consolidated Financial Results

Operating Revenue

	Twelve Months Ended December 31,			Change
				2016 vs. 2015		2015 vs. 2014
Operating Revenue	2016	2015	2014	$	%	$	%
	(In millions)
U.S. Information Solutions	$1,236.5	$1,171.3	$1,079.9	$65.2	6%	$91.4	8%
International	803.6	568.5	572.2	235.1	41%	(3.7)	(1)%
Workforce Solutions	702.2	577.7	490.1	124.5	22%	87.6	18%
Global Consumer Solutions	402.6	346.1	294.2	56.5	16%	51.9	18%
Consolidated operating revenue	$3,144.9	$2,663.6	$2,436.4	$481.3	18%	$227.2	9%

Revenue for 2016 increased by 18% compared to 2015. The growth was driven by broad-based organic growth due to revenue increases in mortgage, government, healthcare, and direct to consumer reseller verticals as well as the Veda acquisition. The effect of foreign exchange rates reduced revenue by $75.2 million or 3% in 2016 compared to 2015.

Revenue for 2015 increased by 9% compared to 2014. This broad-based growth was organic, and was driven by revenue increases in mortgage, direct to consumer reseller, healthcare, government, and auto verticals. The effect of foreign exchange rates reduced revenue by $75.7 million or 3% in 2015 compared to 2014.

Operating Expenses

	Twelve Months Ended December 31,			Change
				2016 vs. 2015		2015 vs. 2014
Operating Expenses	2016	2015	2014	$	%	$	%
	(In millions)
Consolidated cost of services	$1,113.4	$887.4	$844.7	$226.0	25%	$42.7	5%
Consolidated selling, general and administrative expenses	948.2	884.3	751.7	63.9	7%	132.6	18%
Consolidated depreciation and amortization expense	265.4	198.0	201.8	67.4	34%	(3.8)	(2)%
Consolidated operating expenses	$2,327.0	$1,969.7	$1,798.2	$357.3	18%	$171.5	10%

Cost of Services.  Cost of services increased $226.0 million in 2016 compared to the prior year. The increase in cost of services, when compared to 2015, was due to the increase in production costs driven by higher revenues including the Veda acquisition, as well as increases in people costs, and to a lesser extent an increase in technology costs. The effect of changes in foreign exchange rates reduced cost of services by $21.4 million.

Cost of services increased $42.7 million in 2015 compared to the prior year. The increase in cost of services, when compared to 2014, was due to the increase in production costs driven by higher revenues, as well as increases in people costs, and to a lesser extent an increase in professional services. The effect of changes in foreign exchange rates reduced cost of services by $25.3 million.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased $63.9 million in 2016 as compared to 2015.  The increase was due to Veda selling, general and administrative expense and integration and transaction costs and increases in people costs across the business. The increase was offset by a decline in costs related to the realignment of internal resources. The impact of changes in foreign currency exchange rates decreased our selling, general and administrative expenses by $23.7 million.

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

Depreciation and Amortization.  Depreciation and amortization expense for 2016 increased by $67.4 million primarily due to the Veda acquisition.

Depreciation and amortization expense for 2015 were slightly lower compared to 2014, due to foreign currency fluctuations of $4.1 million

Operating Income and Operating Margin

	Twelve Months Ended December 31,			Change
Operating Income and Operating Margin				2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$	%	$	%
	(In millions)
Consolidated operating revenue	$3,144.9	$2,663.6	$2,436.4	$481.3	18%	$227.2	9%
Consolidated operating expenses	2,327.0	1,969.7	1,798.2	357.3	18%	171.5	10%
Consolidated operating income	$817.9	$693.9	$638.2	$124.0	18%	$55.7	9%
Consolidated operating margin	26.0%	26.1%	26.2%		(0.1)pts		(0.1	)pts

Total company margin decreased slightly in 2016 versus 2015 due to transaction and integration costs as well as increased amortization of acquired intangibles related to the acquisition of Veda. This was partially offset by a decline in costs related to realignment of internal resources. Margins in our USIS, Workforce Solutions and Global Consumer businesses all increased in 2016, with these increases offset by lower margins in International, principally due to the Veda transaction and integration costs and related amortization of intangibles.

Total company margin decreased slightly in 2015 versus 2014, due to the costs for the realignment of internal resources of $20.7 million and other increases in people costs. Margins increased substantially in both the Workforce Solutions and USIS segments, and partially offset by a decline in the margins of Global Consumer Solutions and lower margins in the International segment principally due to foreign exchange.

Interest Expense and Other Income (Expense), net

	Twelve Months Ended December 31,			Change
				2016 vs. 2015		2015 vs. 2014
Consolidated Interest and Other Income (Expense), net	2016	2015	2014	$	%	$	%
	(In millions)
Consolidated interest expense	$(92.1)	$(63.8)	$(68.6)	$(28.3)	44%	$4.8	(7)%
Consolidated other income, net	2.4	6.5	4.6	(4.1)	(63)%	1.9	(41)%

Average cost of debt	3.5%	4.5%	4.3%
Total consolidated debt, net, at year end	$2,672.2	$1,187.7	$1,526.1	$1,484.5	125%	$(338.4)	(22)%

Interest expense increased in 2016, when compared to 2015, due to an overall increase in our consolidated debt outstanding as of December 31, 2016 to fund the acquisition of Veda in 2016. Our average cost of debt decreased in 2016 compared to the prior year, due to the higher balance of low rate commercial paper outstanding and lower long-term rates related to the issuance of 2.3% and 3.25% Senior Notes.

Interest expense decreased in 2015, when compared to 2014, due to an overall decrease in our consolidated debt outstanding as of December 31, 2015. Our average cost of debt increased slightly in 2015 compared to the prior year, due to the higher ratio of higher interest debt and the low balance of low rate commercial paper outstanding.

The decrease in other income (expense), net, in 2016 is due to 2016 foreign exchange losses related to the Veda acquisition and the 2015 income from the settlement of escrow amounts related to an acquisition from January 2014 which did not recur in 2016. These items were partially offset by the impairment of our cost method investment in Brazil in the second quarter of 2015 which did not recur in 2016.

The increase in other income (expense), net, in 2015 is due to income from the settlement of escrow amounts related to an acquisition from January 2014, and the gain on foreign currency options put in place as an economic hedge of Veda's purchase price. This was partially offset by the impairment of our cost method investment in Brazil in the second quarter of 2015.

Income Taxes

	Twelve Months Ended December 31,			Change
				2016 vs. 2015		2015 vs. 2014
Provision for Income Taxes	2016	2015	2014	$	%	$	%
	(In millions)
Consolidated provision for income taxes	$(233.1)	$(201.8)	$(200.2)	$(31.3)	16%	$(1.6)	1%
Effective income tax rate	32.0%	31.7%	34.9%

Overall, our effective tax rate was 32.0% for 2016, up from 31.7% for the same period in 2015. The 2016 rate benefited by 2% due to international related items, specifically higher earnings in lower tax jurisdictions and the rationalization of the structure of foreign subsidiaries. This was offset by other non-recurring permanent items that benefited the 2015 tax rate including the settlement of escrow related to a past acquisition and state law changes, that did not recur in 2016.

Overall, our effective tax rate was 31.7% for 2015, down from 34.9% for the same period in 2014. The 2015 rate benefited by 2% due to international related items specifically the increased recognition of foreign tax credits, and a permanent item associated with the settlement of escrows related to past acquisitions, and 1.4% due to state tax law changes.

Net Income

	Twelve Months Ended December 31,			Change
				2016 vs. 2015		2015 vs. 2014
Net Income	2016	2015	2014	$	%	$	%
	(In millions, except per share amounts)
Consolidated operating income	$817.9	$693.9	$638.2	$124.0	18%	$55.7	9%
Consolidated other expense, net	(89.7)	(57.3)	(64.0)	(32.4)	57%	6.7	(10)%
Consolidated provision for income taxes	(233.1)	(201.8)	(200.2)	(31.3)	16%	(1.6)	1%
Consolidated net income	495.1	434.8	374.0	60.3	14%	60.8	16%
Net income attributable to noncontrolling interests	(6.3)	(5.7)	(6.6)	(0.6)	11%	0.9	(14)%
Net income attributable to Equifax	$488.8	$429.1	$367.4	$59.7	14%	$61.7	17%
Diluted earnings per share:
Net income attributable to Equifax	$4.04	$3.55	$2.97	$0.49	14%	$0.58	20%
Weighted-average shares used in computing diluted earnings per share	121.1	120.9	123.5

Consolidated net income increased by $60.3 million, or 14%, in 2016 compared to 2015 due to increased operating income in our USIS and Workforce Solutions businesses. This increase was partially offset by declines due to foreign exchange rates that impacted the International operating segment, the increase in interest expense, as well as increased corporate expenses as described below.

Consolidated net income increased by $60.8 million, or 16%, in 2015 compared to 2014 due to increased operating income in our USIS and Workforce Solutions businesses. This increase was partially offset by declines due to foreign exchange rates that impacted the International operating segment, declines in the Global Consumer Solutions operating segment, as well as increased corporate expenses due significantly to the realignment of our internal resources, and increases in people costs.

Segment Financial Results

U.S. Information Solutions

	Twelve Months Ended December 31,			Change
U.S. Information Solutions				2016 vs. 2015			2015 vs. 2014
	2016	2015	2014	$	%		$	%
	(In millions)
Operating revenue:
Online Information Solutions	$879.3	$842.1	$779.5	$37.2	4%		$62.6	8%
Mortgage Solutions	142.2	124.1	105.7	18.1	15%		18.4	17%
Financial Marketing Services	215.0	205.1	194.7	9.9	5%		10.4	5%
Total operating revenue	$1,236.5	$1,171.3	$1,079.9	$65.2	6%		$91.4	8%
% of consolidated revenue	39%	44%	44%
Total operating income	$537.0	$491.2	$421.0	$45.8	9%		$70.2	17%
Operating margin	43.4%	41.9%	39.0%		1.5	pts		2.9	pts

U.S. Information Solutions revenue increased 6% in 2016 as compared to the prior year. USIS realized solid growth from our mortgage business, as well as continued revenue growth in the automotive and financial services verticals.

U.S. Information Solutions revenue increased 8% in 2015 as compared to the prior year. USIS realized solid growth from our mortgage business, as well as continued revenue growth in the automotive and financial services verticals.

 Online Information Solutions.   Revenue for 2016 increased 4% when compared to the prior year, due to higher average revenue per unit and increased volumes to mortgage resellers, auto, and other resellers. Revenue also benefited from growth in identity and fraud solutions.

Revenue for 2015 increased 8% when compared to the prior year, due to higher average revenue per unit and increased volumes to mortgage resellers, auto, and other resellers. Revenue also benefited from growth in identity and fraud solutions.

Mortgage Solutions.   Revenue increased 15% in 2016 when compared to prior year, driven by a strong market for refinancing and purchase activity, as well as growth from other mortgage product offerings.

Revenue increased 17% in 2015 when compared to prior year, driven by a strong market for refinancing and purchase activity, as well as growth from other mortgage product offerings.

Financial Marketing Services.   Revenue increased 5% in 2016 as compared to 2015. The increases were driven by growth in our credit marketing services due to increased demand from financial services customers.

Revenue increased 5% in 2015 as compared to 2014. The increases were driven by growth in our credit marketing services due to increased demand from financial services customers.

U.S. Information Solutions Operating Margin.   USIS operating margin increased to 43.4% in 2016 as compared to 2015 of 41.9%. Margin expansion resulted from strong revenue growth and product mix. USIS operating margin increased to 41.9% in 2015 as compared to 2014 of 39.0%. Margin expansion resulted from strong revenue growth and product mix.

International

	Twelve Months Ended December 31,			Change
				2016 vs. 2015		2015 vs. 2014
International	2016	2015	2014	$	%	$	%
	(In millions)
Operating revenue:
Europe	$253.6	$237.5	$234.9	$16.1	7%	$2.6	1%
Asia Pacific	244.2	9.0	7.5	235.2	nm	1.5	20%
Latin America	183.9	199.6	192.2	(15.7)	(8)%	7.4	4%
Canada	121.9	122.4	137.6	(0.5)	—%	(15.2)	(11)%
Total operating revenue	$803.6	$568.5	$572.2	$235.1	41%	$(3.7)	(1)%
% of consolidated revenue	26%	21%	23%
Total operating income	$111.4	$113.5	$121.0	$(2.1)	(2)%	$(7.5)	(6)%
Operating margin	13.9%	20.0%	21.1%		(6.1)pts		(1.1)pts

International revenue increased by 41% in 2016 as compared to 2015. Local currency organic revenue growth for 2016, which excludes Veda, was 12%, primarily driven by strong growth in Europe and Latin America. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $69.8 million, or 12%.

International revenue decreased by 1% in 2015 as compared to 2014. Local currency international revenue increased by 12% in 2015 as compared to prior year, as a result of growth across many geographies, including solid growth in Argentina and the U.K., compared to prior year. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $70.5 million, or 13%.

Europe.  Local currency revenue growth was 18% in 2016 primarily due to growth in U.K. debt management services and analytical services in both the U.K. and Spain. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $25.9 million, or 11%, for 2016. Reported revenue increased 7% in 2016.

Local currency revenue growth was 12% in 2015 primarily due to increased revenue in the U.K. across most verticals. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $25.8 million, or 10%, for 2015. Reported revenue increased 1% in 2015.

Asia Pacific. Revenue growth of $235.2 million in 2016 was driven by the Veda acquisition.

Latin America. Local currency revenue increased 12% in 2016 driven by core organic growth primarily in Argentina, Chile, and Paraguay. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $39.5 million, or 20%, in 2016, most notably due to depreciation in the foreign exchange rate of the Argentine peso. Reported revenue decreased 8% in 2016.

Local currency revenue increased 17% in 2015 driven by core organic growth primarily in Argentina. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $25.5 million, or 13%, in 2015, most notably due to depreciation in the foreign exchange rate of the Argentine peso and the Chilean peso. Reported revenue increased 4% in 2015.

Canada.   Local currency revenue increased 3% in 2016 compared to 2015, primarily due to core organic growth. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $4.4 million, or 4%, in 2016. Reported revenue was flat in 2016.

 Local currency revenue increased 3% in 2015 compared to 2014, primarily due to growth within information and analytical services. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $19.2 million, or 14%, in 2015. Reported revenue decreased 11% in 2015.

International Operating Margin.   Operating margin decreased to 13.9% in 2016 as compared to 20.0% in 2015. The decline primarily resulted from increased purchased intangibles amortization, integration costs related to the Veda acquisition and a decline in the margin in Latin America. The decline was partially offset by increased margins in Europe and Canada. Operating margin decreased in 2015 as compared to 2014 due to geographic and product mix, regionalization efforts, and investments in the U.K. The declines in margin were also a result of inflation-driven pressures on margin in Argentina.

Workforce Solutions

	Twelve Months Ended December 31,			Change
				2016 vs. 2015			2015 vs. 2014
Workforce Solutions	2016	2015	2014	$	%		$	%
	(In millions)
Operating Revenue:
Verification Services	$437.3	$364.4	$292.6	$72.9	20%		$71.8	25%
Employer Services	264.9	213.3	197.5	51.6	24%		15.8	8%
Total operating revenue	$702.2	$577.7	$490.1	$124.5	22%		$87.6	18%
% of consolidated revenue	22%	22%	20%
Total operating income	$295.5	$218.8	$160.7	$76.7	35%		$58.1	36%
Operating margin	42.1%	37.9%	32.8%		4.2	pts		5.1	pts

Workforce Solutions revenue increased by 22% in 2016 as compared to 2015 due to strong growth in the healthcare, mortgage, government, and financial verticals.

Workforce Solutions revenue increased by 18% in 2015 as compared to 2014 due to strong growth in the mortgage, healthcare, government, and financial verticals.

Verification Services.   Revenue increased 20% in 2016 compared to prior year, due to strong growth in mortgage, government, financial, pre-employment screening and auto verticals, and continued addition of new records to The Work Number database.

Revenue increased 25% in 2015 compared to prior year, due to strong growth in mortgage, auto, pre-employment screening and government verticals, and continued addition of new records to The Work Number database.

Employer Services.   Revenue grew 24% in 2016, as compared to 2015 due to growth in our workforce analytics and other employer services businesses.

Revenue grew 8% in 2015, as compared to 2014. Revenue growth was due to continued higher employment based tax credit activity due to the delayed approval of the Federal Work Opportunity Tax Credit program for 2014, as well as growth in our employer-based compliance solutions and workforce analytics business.

Workforce Solutions Operating Margin.   Operating margin increased 420 basis points to 42.1% in 2016 as compared to 37.9% in 2015. Margin expansion in 2016 was driven by strong revenue growth in 2016. Operating margin increased 510 basis points to 37.9% in 2015 as compared to 32.8% in 2014. Margin expansion in 2015 was driven by product mix, as well as strong revenue growth in 2015.

Global Consumer Solutions

	Twelve Months Ended December 31,			Change
Global Consumer Solutions				2016 vs. 2015			2015 vs. 2014
	2016	2015	2014	$	%		$	%
	(In millions)
Total operating revenue	$402.6	$346.1	$294.2	$56.5	16%		$51.9	18%
% of consolidated revenue	13%	13%	12%
Total operating income	$112.4	$95.2	$93.4	$17.2	18%		$1.8	2%
Operating margin	27.9%	27.5%	31.8%		0.4	pts		(4.3	)pts

Revenue increased 16% for 2016, as compared to prior year. Local currency revenue grew 18% in 2016, principally due to the growth of direct to consumer reseller revenue, and to a lesser extent, due to consumer direct revenue growth globally. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $5.4 million, or 2%, for 2016. Operating margin increased in 2016 to 27.9% as compared to 27.5% in the prior year, due to lower marketing expenses partially offset by higher production costs due to reseller product mix and increases in partner implementation costs.

Revenue increased 18% for 2015, as compared to prior year. Local currency revenue grew 19% in 2015, principally due to the growth of direct to consumer reseller revenue, and to a lesser extent, due to consumer direct revenue growth in the U.K. and the U.S. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $5.2 million, or 1%, for 2015. Operating margin decreased in 2015 to 27.5% as compared to 31.8% in prior year, due to higher technology and marketing expenses.

General Corporate Expense

	Twelve Months Ended December 31,			Change
				2016 vs. 2015		2015 vs. 2014
General Corporate Expense	2016	2015	2014	$	%	$	%
	(In millions)
General corporate expense	$238.4	$224.8	$157.9	$13.6	6%	$66.9	42%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, including shared services, technology, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance. General corporate expense increased $13.6 million in 2016 due to Veda transaction and integration costs as well as other increases in people costs, offset by a decline in costs related to the realignment of internal resources.

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

Sources and Uses of Cash

Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity. We expect that funds generated from results of operations will be sufficient to finance our anticipated working capital and other cash requirements (such as capital expenditures, interest payments, debt payments, potential pension funding contributions and dividend payments) for the foreseeable future. In the event that credit market conditions were to deteriorate, we would rely more heavily on borrowings from the commercial paper or corporate bond markets; or in the event that credit market conditions were to deteriorate, we would rely more heavily on borrowings from the Revolver, as described below. At December 31, 2016, $589.2 million was available to borrow under our Revolver. Our Revolver does not include a provision under which lenders could refuse to allow us to borrow under this facility in the event of a material adverse change in our financial condition, as long as we are in compliance with the covenants contained in the lending agreement.

We were also a party to the 364-Day Revolver, which is an $800.0 million revolving credit facility. On May 16, 2016, we repaid all outstanding borrowings of $475 million and terminated the 364-Day Revolver using a portion of the net proceeds from the issuance of the senior notes discussed below.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the twelve months ended December 31, 2016, 2015 and 2014:

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(In millions)
Operating activities	$795.8	$742.1	$616.2	$53.7	$125.9
Investing activities	$(1,975.9)	$(147.8)	$(429.3)	$(1,828.1)	$281.5
Financing activities	$1,187.5	$(612.0)	$(283.4)	$1,799.5	$(328.6)

Operating Activities

Cash provided by operating activities for 2016 increased by $53.7 million over the prior year, due to $60.3 million growth in net income, partially offset by an increase in working capital mostly driven by an increase in accounts receivable, lower growth in other liabilities, current and long-term, excluding debt, compared to 2015.

Cash provided by operating activities for 2015 increased by $125.9 million over the prior year, due to $75.6 million growth in net income, adjusted for the Brazil impairment, and improvements in working capital, notably an increase in current liabilities related to current payables, incentives and unearned income.

Fund Transfer Limitations.   The ability of certain of our subsidiaries and associated companies to transfer funds to us may be limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends. We currently hold $117.4 million of cash in our foreign subsidiaries.

Investing Activities

	Twelve Months Ended December 31,			Change
Net cash used in:	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(In millions)
Capital expenditures*	$(173.5)	$(146.2)	$(86.4)	$(27.3)	$(59.8)
*Amounts above exclude capital expenditures in accounts payable.

Our capital expenditures are used for developing, enhancing and deploying new and existing software in support of our expanding product set, replacing or adding equipment, updating systems for regulatory compliance, licensing of standard software applications, investing in system reliability, security and disaster recovery enhancements, and updating or expanding our office facilities.

Capital expenditures in 2016 and 2015 increased from 2015 and 2014, respectively, as we are continuing to invest in new products and technology infrastructure.

Acquisitions, Divestitures and Investments

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(In millions)
Acquisitions, net of cash acquired	$(1,791.6)	$(4.4)	$(341.0)	$(1,787.2)	$336.6
Cash paid to settle economic hedges	$(10.8)	$—	$—	$(10.8)	$—
Cash received from divestitures	$—	$2.9	$0.6	$(2.9)	$2.3
Investment in unconsolidated affiliates, net	$—	$(0.1)	$(2.5)	$0.1	$2.4

2016 Acquisitions and Investments. During the first quarter of 2016, the Company completed the acquisition of 100% of the ordinary voting shares of Veda for cash consideration of approximately $1.7 billion. During the first quarter of 2016, we settled all of the foreign currency options related to the Veda acquisition on the respective settlement dates for a net cash payment of $10.8 million. During the third quarter of 2016, the Company completed the acquisition of Barnett and Computersoft. Refer to Note 3 for more information on these acquisitions.

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

We invested $2.5 million in our joint venture in India during 2014.

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

For additional information about our acquisitions, see Note 3 of the Notes to Consolidated Financial Statements in this report.

Financing Activities

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(In millions)
Net short-term borrowings (repayments)	$73.0	$(331.0)	$379.9	$404.0	$(710.9)
Proceeds from issuance of long-term debt	$1,574.7	$—	$—	$1,574.7	$—
Payments on long-term debt	$(350.0)	$—	$(290.0)	$(350.0)	$290.0
Payment of contingent consideration	$(4.4)	$—	$—	$(4.4)	$—
Debt issuance costs	$(6.2)	$(4.9)	$—	$(1.3)	$(4.9)

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

At December 31, 2016, the Company had $310.3 million of CP and $0.5 million of letters of credit outstanding, and there were no borrowings outstanding under the Revolver. At December 31, 2016, a total of $589.2 million was available under the Revolver.

At December 31, 2016, approximately 72% of our debt was fixed rate and 28% was effectively variable rate. Our variable-rate debt consists of our issued commercial paper, which bears short-term interest rates based on the CP market for investment grade issuers. The interest rates reset periodically, depending on the terms of the respective financing arrangements. At December 31, 2016, interest rates on our variable-rate debt ranged from 1.0% to 1.9%.

Borrowing and Repayment Activity.   Net short-term borrowings (repayments) primarily represent borrowings or repayments of outstanding amounts under our CP program. We primarily borrow under our CP program, as needed and availability allows.

The increase in net short-term borrowings (repayments) primarily relates to the net activity of CP notes in 2016, as well as the draw down on the 364-Day Revolver during the first quarter of 2016 and the pay off of the Veda assumed debt in the first quarter and the 364-Day Revolver during the second quarter of 2016. The decrease in net short-term borrowings (repayments) in 2015 primarily relates to the net activity of CP notes in 2015, and reflects the increase in cash flow from operations as well as no material acquisitions entered into during the year.

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

Payments on long-term debt in 2016 reflect $350 million of payments on our Term Loan Facility. Borrowings on long-term debt reflect an $800 million draw down in the first quarter of 2016 on our Term Loan Facility and the issuance of $500.0 million of senior notes due 2021 and $275.0 million of senior notes due 2026 during the second quarter of 2016, as discussed above.

The decrease in payments on long-term debt in 2015 reflects the 2014 pay-off of our $15.0 million 7.34% Notes and $275.0 million 4.45% Senior Notes with borrowings under our CP program.

The debt issuance costs in 2016 and 2015 reflect the debt issuance costs paid in connection with the new Senior Credit Facilities entered into in May 2016 and November 2015, respectively.

Debt Covenants.   The outstanding indentures and comparable instruments contain customary covenants including, for example, limits on secured debt and sale/leaseback transactions. In addition, the Senior Credit Facilities require us to maintain a maximum leverage ratio of not more than 3.5 to 1.0. As permitted under the terms of the Senior Credit Facilities, we made the election to increase the covenant to 4.0 to 1.0, effective for four consecutive quarters, beginning with the first quarter of 2016 and continuing through the fourth quarter of 2016. None of these covenants are considered restrictive to our operations and, as of December 31, 2016, the Company was in compliance with all of our debt covenants.

The Company does not have any credit rating triggers that would accelerate the maturity of a material amount of the outstanding debt; however, the 6.3% Senior Notes due 2017, 2.3% Senior Notes due 2021, 3.3% Senior Notes due 2022, 3.25% Senior Notes due 2026 and 7.0% Senior Notes due 2037 (together, the “Senior Notes”) contain change in control provisions. If the Company experiences a change of control or publicly announces the Company's intention to effect a change of control and the rating on the senior notes is lowered by Standard & Poor’s, or S&P, and Moody’s Investors Service, or Moody’s, below an investment grade rating within 60 days of such change of control or notice thereof, then the Company will be required to offer to repurchase the senior notes at a price equal to 101% of the aggregate principal amount of the senior notes plus accrued and unpaid interest.

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

Long-term ratings of BBB- and Baa3 or better by S&P and Moody’s, respectively, reflect ratings on debt obligations that fall within a band of credit quality considered to be “investment grade”. At December 31, 2016, the long-term ratings for our obligations were BBB+ and Baa1, which are consistent with the ratings and outlooks which existed at December 31, 2015. A downgrade in our credit rating would increase the cost of borrowings under our CP program and credit facilities, and could limit, or in the case of a significant downgrade, preclude our ability to issue CP. If our credit ratings were to decline to lower levels, we could experience increases in the interest cost for any new debt. In addition, the market’s demand for, and thus our ability to readily issue, new debt could become further affected by the economic and credit market environment.

For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 5 of the Notes to Consolidated Financial Statements in this report.

Equity Transactions

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(In millions)
Treasury stock purchases	$—	$(196.3)	$(301.6)	$196.3	$105.3
Dividends paid to Equifax shareholders	$(157.6)	$(137.8)	$(121.2)	$(19.8)	$(16.6)
Dividends paid to noncontrolling interests	$(5.8)	$(6.4)	$(7.9)	$0.6	$1.5
Proceeds from exercise of stock options	$31.5	$34.4	$39.7	$(2.9)	$(5.3)
Excess tax benefits from stock-based compensation plans	$35.9	$30.0	$17.7	$5.9	$12.3
Purchase of redeemable noncontrolling interests	$(3.6)	$—	$—	$(3.6)	$—

Sources and uses of cash related to equity during the twelve months ended December 31, 2016, 2015 and 2014 were as follows:

•
Under share repurchase programs authorized by our Board of Directors, we repurchased 2.1 million and 3.9 million common shares during the twelve months ended December 31, 2015 and 2014, respectively, for $196.3 million and $301.6 million, respectively, at an average price per common share of $94.97 and $76.55, respectively. We did not repurchase any shares in 2016. As of December 31, 2016, under the existing board authorization, the Company is approved for additional stock repurchases valued at $667.2 million.

•
During the twelve months ended December 31, 2016, 2015 and 2014, we paid cash dividends to Equifax shareholders of $157.6 million, $137.8 million and $121.2 million, respectively, at $1.32 per share for 2016, $1.16 per share for 2015 and $1.00 per share for 2014.

Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual obligations and commitments as of December 31, 2016. The table excludes commitments that are contingent based on events or factors uncertain at this time. Some of the excluded commitments are discussed below the footnotes to the table.

	Payments due by
	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
	(In millions)
Debt (1)	$2,685.4	$585.4	$450.0	$500.0	$1,150.0
Operating leases (2)	162.7	29.5	42.2	31.9	59.1
Data processing, outsourcing agreements and other purchase obligations (3)	137.6	74.6	27.9	13.6	21.5
Other long-term liabilities (4) (6)	122.6	8.6	13.9	16.0	84.1
Interest payments (5)	725.8	88.8	133.7	120.4	382.9
	$3,834.1	$786.9	$667.7	$681.9	$1,697.6

(1)
The amounts are gross of unamortized discounts totaling $13.2 million at December 31, 2016. Total debt on our Consolidated Balance Sheets is net of the unamortized discounts and fair value adjustments. There were no fair value adjustments to our debt at December 31, 2016.

(2)	Our operating lease obligations principally involve office space and equipment, which include the ground lease associated with our headquarters building that expires in 2048.

(3)
These agreements primarily represent our minimum contractual obligations for services that we outsource associated with our computer data processing operations and related functions, and certain administrative functions. These agreements expire between 2017 and 2021.

(4)
These long-term liabilities primarily relate to obligations associated with certain pension, postretirement and other compensation-related plans, some of which are discounted in accordance with U.S. generally accepted accounting principles, or GAAP. We made certain assumptions about the timing of such future payments. In the table above, we have not included amounts related to future pension plan obligations, as such required funding amounts beyond 2017 have not been deemed necessary due to our current expectations regarding future plan asset performance.

(5)
For future interest payments on variable-rate debt, which are generally based on a specified margin plus a base rate (LIBOR) or on CP rates for investment grade issuers, we used the variable rate in effect at December 31, 2016 to calculate these payments. Our variable rate debt at December 31, 2016, consisted of CP. Future interest payments related to our Senior Credit Facilities and our CP program are based on the borrowings outstanding at December 31, 2016 through their respective maturity dates, assuming such borrowings are outstanding until that time. The variable portion of the rate at December 31, 2016 ranged from 1.0% to 1.9% for all of our variable-rate debt. Future interest payments may be different depending on future borrowing activity and interest rates.

(6)
This table excludes $36.0 million of unrecognized tax benefits, including interest and penalties, as we cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities.

Off-Balance Sheet Transactions

We do not engage in off-balance sheet financing activities.

Pursuant to the terms of certain industrial revenue bonds, we have transferred title to certain of our fixed assets with total costs of $117.0 million and $108.5 million, as of December 31, 2016 and 2015, respectively, to a local governmental authority in the U.S. to receive a property tax abatement related to economic development. The title to these assets will revert back to us upon retirement or cancellation of the applicable bonds. These fixed assets are still recognized on the Company’s Consolidated Balance Sheets as all risks and rewards remain with the Company.

Letters of Credit and Guarantees

We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit was not material at December 31, 2016, and all have a remaining maturity of one year or less. Guarantees are issued from time to time to support the needs of our operating units. The maximum potential future payments we could be required to make under the guarantees is not material at December 31, 2016.

Benefit Plans

We sponsor a qualified defined benefit retirement plan (the U.S. Retirement Income Plan, or USRIP) that covers approximately 15% of current U.S. salaried employees who were hired on or before June 30, 2007, the last date on which an individual could be hired and enter the plan before the USRIP was frozen to new participation at December 31, 2008. This plan also covers many retirees as well as certain terminated but vested individuals not yet in retirement status. We also sponsor a defined benefit plan that covers most salaried and hourly employees in Canada (the Canadian Retirement Income Plan, or CRIP). The CRIP was frozen to new participants entering the plan on or after October 1, 2011.

At December 31, 2016, the USRIP met or exceeded ERISA’s minimum funding requirements. During the twelve months ended December 31, 2016 and 2015, we did not make any contributions to the USRIP.  We contributed $0.8 million and $0.2 million to the CRIP during the twelve months ended December 31, 2016 and 2015, respectively. In the future, we will make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and liquidity needs. We believe additional funding contributions, if any, would not prevent us from continuing to meet our liquidity needs, which are primarily funded from cash flows generated by operating activities, available cash and cash equivalents, and our credit facilities.

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

Seasonality

We experience seasonality in certain of our revenue streams. Revenue generated by the online consumer information services component of our USIS operating segment is typically the lowest during the first quarter, when consumer lending activity is at a seasonal low. Revenue generated from the Employer Services business unit within the Workforce Solutions operating segment is generally higher in the first quarter due primarily to the provision of Form W-2 preparation services which occur in the first quarter each year. Revenue generated from our financial wealth asset products and data management services in our Financial Marketing Services business is generally higher in the fourth quarter each year due to the significant portion of our annual renewals and deliveries which occur in the fourth quarter of each year.

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

Goodwill and Indefinite-Lived Intangible Assets

We review goodwill and indefinite lived intangible assets for impairment annually (as of September 30) and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance or trends, competition, or sale or disposition of a significant portion of a reporting unit. We have eight reporting units comprised of U.S. Information Solutions (which includes part of Online Information Solutions, Mortgage Solutions and Financial Marketing Services), Asia Pacific, Europe, Latin America, Canada, Global Consumer Solutions, Verification Services, and Employer Services.

The goodwill balance at December 31, 2016, for our eight reporting units was as follows:

December 31,
2016
(In millions)
Asia Pacific	1,402.4
U.S. Information Solutions	1,071.3
Europe	150.2
Latin America	228.9
Canada	33.1
Global Consumer Solutions	136.3
Verification Services	772.9
Employer Services	179.2
Total goodwill	$3,974.3

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

Income Taxes

We record deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. We assess the likelihood that our deferred tax assets will be recovered from future taxable income or other tax planning strategies. To the extent that we believe that recovery is not likely, we must establish a valuation allowance to reduce the deferred tax assets to the amount we estimate will be recoverable.

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

We also use our judgment to determine whether it is more likely than not that we will sustain positions that we have taken on tax returns and, if so, the amount of benefit to initially recognize within our financial statements. We review our uncertain tax positions and adjust our unrecognized tax benefits in light of changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. These adjustments to our unrecognized tax benefits may affect our income tax expense. Settlement of uncertain tax positions may require use of our cash. At December 31, 2016, $36.0 million was recorded for uncertain tax benefits, including interest and penalties, of which it is reasonably possible that up to $7.1 million of our unrecognized tax benefit may change within the next twelve months.

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

During 2016, we adopted the new MP-2016 mortality scale in determining the liability for the U.S. pension plan. This updated scale partially offset the decrease in the discount rate in 2016, the net of which resulted in the increase in the projected benefit obligation as of December 31, 2016.

During 2015 we adopted the new generational projection scale with MP-2015 in determining the liability for the U.S. pension plan. This updated scale, along with the change in the discount rate, contributed to the decrease in the projected benefit obligation as of December 31, 2015.

During 2014, we adopted the new RP-2014 mortality tables and generational projection scale with MP-2014 in determining the liability for the U.S. pension plan. This new table, along with the change in the discount rate, contributed to the increase in the projected benefit obligation as of December 31, 2014.

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

The expected rate of return on plan assets is based on both our historical returns and forecasted future investment returns by asset class, as provided by our external investment advisor. In 2016, the U.S. pension plan investment gains of 6.8% were below the expected return of 7.25% for the third time in eight years. The expected return for the USRIP for 2017 is at 7.25%. The CRIP earned 7.6% in 2016 which was above its expected return of 6.0% for the sixth time in eight years. The expected return for the CRIP for 2017 is at 6.0%. The CRIP has a lower expected return due to a higher asset allocation to fixed income securities. Our weighted-average expected rate of return for both plans for 2017 is 7.14% which is consistent with the 2016 expected rate.

Annual differences, if any, between the expected and actual returns on plan assets are included in unrecognized net actuarial gain or loss, a component of other comprehensive income. In calculating the annual amortization of the unrecognized net actuarial gain or loss, we use a market-related value of assets that smooths actual investment gains and losses on plan assets over a period up to five years. The resulting unrecognized net actuarial gain or loss amount is recognized in net periodic pension expense over the average remaining life expectancy of the participant group since almost all participants are inactive.  The market-related value of our assets was $541.2 million at December 31, 2016. We do not expect our 2017 net periodic benefit cost, which includes the effect of the market-related value of assets, to be materially different than our 2016 cost. See Note 10 of the Notes to the Consolidated Financial Statements for details on changes in the pension benefit obligation and the fair value of plan assets.

Effect if actual results differ from assumptions — We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that are used in our actuarial valuations. Adjusting our weighted-average expected long-term rate of return (7.14% at December 31, 2016) by 50 basis points would change our estimated pension expense in 2016 by approximately $2.7 million. Adjusting our weighted-average discount rate (4.23% at December 31, 2016) by 50 basis points would change our estimated pension expense in 2016 by approximately $0.8 million. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in pension expense that could be material.

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

Judgments and uncertainties — We consider accounting for business combinations critical because management's judgment is used to determine the estimated fair values assigned to assets acquired and liabilities assumed and amortization periods for intangible assets, which can materially affect our results of operations.

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

Foreign Currency Exchange Rate Risk

A substantial majority of our revenue, expense and capital expenditure activities are transacted in U.S. dollars. However, we do transact business in other currencies, primarily the British pound, the Australian dollar, the Canadian dollar, the Chilean peso, the Argentine peso and the Euro. For most of these foreign currencies, we are a net recipient, and, therefore, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currencies in which we transact significant amounts of business.

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

For the year ended December 31, 2016, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2016 would have increased our revenue by $50.2 million and our pre-tax operating profit by $16.5 million. For the year ended December 31, 2015, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2015 would have increased our revenue by $52.9 million and our pre-tax operating profit by $17.9 million. A 10% stronger U.S. dollar would have resulted in similar decreases to our revenue and pre-tax operating profit for 2016 and 2015.

On average across our mix of international businesses, foreign currencies at December 31, 2016, were weaker against the U.S. dollar than the average foreign exchange rates that prevailed across the full year 2016.  As a result, if foreign exchange rates were unchanged throughout 2017, foreign exchange translation would reduce growth as reported in U.S. dollars.  As foreign exchange rates change daily, there can be no assurance that foreign exchange rates will remain constant throughout 2017, and rates could go either higher or lower.

The Veda cash consideration of approximately $1.7 billion (2.4 billion Australian dollars) was denominated in Australian dollars and as such was subject to fluctuations related to the exchange rate of the Australian dollar. In December 2015, in anticipation of the Veda acquisition, we purchased foreign currency options to buy Australian dollars with a weighted average strike price of $0.7225 and a notional value of 1.0 billion Australian dollars. These foreign currency options ("options") were designed to act as economic hedges for the pending Veda acquisition and are marked to market. In January 2016, we purchased additional options with a weighted average strike price of $0.7091 and a notional value of 1.0 billion Australian dollars. We settled all of the options on the respective settlement dates in February 2016. We recognized a net loss of $15.4 million related to the options in the first quarter of 2016. See Note 1 for further discussion.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our variable-rate commercial paper borrowings. We attempt to achieve the lowest all-in weighted-average cost of debt while simultaneously taking into account the mix of our fixed- and floating-rate debt, and the average life and scheduled maturities of our debt. At December 31, 2016, our weighted average cost of debt was 3.5% and weighted-average life of debt was 5.72 years. At December 31, 2016, 72% of our debt was fixed rate, and the remaining 28% was variable rate. Occasionally we use derivatives to manage our exposure to changes in interest rates by entering into interest rate swaps. A 100 basis point increase in the weighted-average interest rate on our variable-rate debt would have increased our 2016 interest expense by $7.6 million.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Equifax Inc.:

We have audited Equifax Inc.’s (“Equifax” or “the Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 framework”) (the COSO criteria). Equifax’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Veda Group Limited, which is included in the 2016 consolidated financial statements of Equifax Inc. and constituted $2,117.1 million and $1,915.2 million of the consolidated total assets and net assets, respectively, as of December 31, 2016 and $236.1 million and $55.6 million of operating revenue and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Equifax Inc. also did not include an evaluation of the internal control over financial reporting of Veda Group Limited.

In our opinion, Equifax Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Equifax, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity and other comprehensive income for each of the three years in the period ended December 31, 2016, of Equifax Inc. and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 22, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Equifax Inc.:

We have audited the accompanying consolidated balance sheets of Equifax Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity and other comprehensive income for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equifax Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Equifax Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 framework”) and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 22, 2017

CONSOLIDATED STATEMENTS OF INCOME

	Twelve Months Ended December 31,
	2016	2015	2014
(In millions, except per share amounts)
Operating revenue	$3,144.9	$2,663.6	$2,436.4
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	1,113.4	887.4	844.7
Selling, general and administrative expenses	948.2	884.3	751.7
Depreciation and amortization	265.4	198.0	201.8
Total operating expenses	2,327.0	1,969.7	1,798.2
Operating income	817.9	693.9	638.2
Interest expense	(92.1)	(63.8)	(68.6)
Other income, net	2.4	6.5	4.6
Consolidated income before income taxes	728.2	636.6	574.2
Provision for income taxes	(233.1)	(201.8)	(200.2)
Consolidated net income	495.1	434.8	374.0
Less: Net income attributable to noncontrolling interests	(6.3)	(5.7)	(6.6)
Net income attributable to Equifax	$488.8	$429.1	$367.4
Basic earnings per share:
Net income attributable to Equifax	$4.10	$3.61	$3.03
Weighted-average shares used in computing basic earnings per share	119.3	118.7	121.2
Diluted earnings per share:
Net income attributable to Equifax	$4.04	$3.55	$2.97
Weighted-average shares used in computing diluted earnings per share	121.1	120.9	123.5
Dividends per share	$1.32	$1.16	$1.00

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Twelve Months Ended December 31,
	2016			2015			2014
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$488.8	$6.3	$495.1	$429.1	$5.7	$434.8	$367.4	$6.6	$374.0
Other comprehensive income (loss):
Foreign currency translation adjustment	(24.6)	(3.0)	(27.6)	(67.1)	(7.1)	(74.2)	(61.8)	(2.8)	(64.6)
Change in unrecognized prior service cost and actuarial gains (losses) related to our pension and other postretirement benefit plans, net	(20.1)	—	(20.1)	17.5	—	17.5	(61.1)	—	(61.1)
Change in cumulative loss from cash flow hedging transactions, net	0.6	—	0.6	0.2	—	0.2	0.1	—	0.1
Comprehensive income (loss)	$444.7	$3.3	$448.0	$379.7	$(1.4)	$378.3	$244.6	$3.8	$248.4

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
(In millions, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$129.3	$93.3
Trade accounts receivable, net of allowance for doubtful accounts of $7.8 and $7.5 at December 31, 2016 and 2015, respectively	433.3	349.8
Prepaid expenses	60.2	39.3
Other current assets	50.1	79.2
Total current assets	672.9	561.6
Property and equipment:
Capitalized internal-use software and system costs	307.0	212.5
Data processing equipment and furniture	273.2	247.8
Land, buildings and improvements	203.8	194.6
Total property and equipment	784.0	654.9
Less accumulated depreciation and amortization	(317.1)	(288.1)
Total property and equipment, net	466.9	366.8

Goodwill	3,974.3	2,571.0
Indefinite-lived intangible assets	94.8	94.7
Purchased intangible assets, net	1,323.8	827.9
Other assets, net	131.3	79.5
Total assets	$6,664.0	$4,501.5
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt and current maturities	$585.4	$49.3
Accounts payable	81.0	40.6
Accrued expenses	149.3	112.7
Accrued salaries and bonuses	158.8	139.2
Deferred revenue	110.7	96.8
Other current liabilities	174.4	165.2
Total current liabilities	1,259.6	603.8
Long-term debt	2,086.8	1,138.4
Deferred income tax liabilities, net	325.4	205.5
Long-term pension and other postretirement benefit liabilities	184.4	146.4
Other long-term liabilities	86.5	57.0
Total liabilities	3,942.7	2,151.1
Commitments and Contingencies (see Note 6)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at December 31, 2016 and 2015; Outstanding shares - 119.9 and 118.7 at December 31, 2016 and 2015, respectively	236.6	236.6
Paid-in capital	1,313.3	1,260.5
Retained earnings	4,153.2	3,834.4
Accumulated other comprehensive loss	(528.9)	(484.8)
Treasury stock, at cost, 68.8 shares and 70.0 shares at December 31, 2016 and 2015, respectively	(2,505.6)	(2,529.9)
Stock held by employee benefits trusts, at cost, 0.6 shares at December 31, 2016 and 2015	(5.9)	(5.9)
Total Equifax shareholders' equity	2,662.7	2,310.9
Noncontrolling interests	58.6	39.5
Total shareholders' equity	2,721.3	2,350.4
Total liabilities and equity	$6,664.0	$4,501.5
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2016	2015	2014
(In millions)
Operating activities:
Consolidated net income	$495.1	$434.8	$374.0
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Impairment of cost method investment	—	14.8	—
Depreciation and amortization	268.7	200.0	204.2
Stock-based compensation expense	37.1	38.4	38.1
Excess tax benefits from stock-based compensation plans	(35.9)	(30.0)	(17.7)
Deferred income taxes	(13.0)	(28.7)	(9.6)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(55.7)	(26.9)	(27.8)
Other assets, current and long-term	0.3	15.9	(5.8)
Current and long-term liabilities, excluding debt	99.2	123.8	60.8
Cash provided by operating activities	795.8	742.1	616.2
Investing activities:
Capital expenditures	(173.5)	(146.2)	(86.4)
Acquisitions, net of cash acquired	(1,791.6)	(4.4)	(341.0)
Cash received from divestitures	—	2.9	0.6
Cash paid to settle economic hedges	(10.8)	—	—
Investment in unconsolidated affiliates, net	—	(0.1)	(2.5)
Cash used in investing activities	(1,975.9)	(147.8)	(429.3)
Financing activities:
Net short-term borrowings (repayments)	73.0	(331.0)	379.9
Payments on long-term debt	(350.0)	—	(290.0)
Proceeds from issuance of long-term debt	1,574.7	—	—
Treasury stock purchases	—	(196.3)	(301.6)
Dividends paid to Equifax shareholders	(157.6)	(137.8)	(121.2)
Dividends paid to noncontrolling interests	(5.8)	(6.4)	(7.9)
Proceeds from exercise of stock options	31.5	34.4	39.7
Excess tax benefits from stock-based compensation plans	35.9	30.0	17.7
Payment of contingent consideration	(4.4)	—	—
Purchase of redeemable noncontrolling interests	(3.6)	—	—
Debt issuance costs	(6.2)	(4.9)	—
Cash provided by (used in) financing activities	1,187.5	(612.0)	(283.4)
Effect of foreign currency exchange rates on cash and cash equivalents	28.6	(17.3)	(11.1)
Increase (decrease) in cash and cash equivalents	36.0	(35.0)	(107.6)
Cash and cash equivalents, beginning of period	93.3	128.3	235.9
Cash and cash equivalents, end of period	$129.3	$93.3	$128.3

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

	Equifax Shareholders
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Stock Held By Employee Benefits Trusts	Noncontrolling Interests	Total Shareholders’ Equity
	Shares Outstanding	Amount
	(In millions, except per share values)
Balance, December 31, 2013	121.9	$236.6	$1,174.6	$3,309.2	$(312.6)	$(2,101.2)	$(5.9)	$40.3	$2,341.0

Net income	—	—	—	367.4	—	—	—	6.6	374.0
Other comprehensive loss	—	—	—	—	(122.8)	—	—	(2.8)	(125.6)
Shares issued under stock and benefit plans, net of minimum tax withholdings	1.4	—	(12.8)	—	—	39.7	—	—	26.9
Treasury stock purchased under share repurchase program ($76.55 per share)	(3.9)	—	—	—	—	(290.2)	—	—	(290.2)
Cash dividends ($1.00 per share)	—	—	—	(121.8)	—	—	—	—	(121.8)
Dividends paid to employee benefits trusts	—	—	0.6	—	—	—	—	—	0.6
Stock-based compensation expense	—	—	38.1	—	—	—	—	—	38.1
Tax effects of stock-based compensation plans	—	—	17.7	—	—	—	—	—	17.7
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(7.9)	(7.9)
Purchase of noncontrolling interests	—	—	(5.0)	—	—	—	—	(2.4)	(7.4)
Other	—	—	(11.5)	—	—	—	—	0.7	(10.8)
Balance, December 31, 2014	119.4	236.6	1,201.7	3,554.8	(435.4)	(2,351.7)	(5.9)	34.5	2,234.6

Net income	—	—	—	429.1	—	—	—	5.7	434.8
Other comprehensive loss	—	—	—	—	(49.4)	—	—	(7.1)	(56.5)
Shares issued under stock and benefit plans, net of minimum tax withholdings	1.4	—	(21.8)	—	—	29.6	—	—	7.8
Treasury stock purchased under share repurchase program ($94.97 per share)*	(2.1)	—	—	—	—	(207.8)	—	—	(207.8)
Cash dividends ($1.16 per share)	—	—	—	(138.4)	—	—	—	—	(138.4)
Dividends paid to employee benefits trusts	—	—	0.6	—	—	—	—	—	0.6
Stock-based compensation expense	—	—	38.4	—	—	—	—	—	38.4
Tax effects of stock-based compensation plans	—	—	30.0	—	—	—	—	—	30.0
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1.5	1.5
Redeemable noncontrolling interest adjustment	—	—	—	(11.1)	—	—	—	11.1	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(6.4)	(6.4)
Purchase of noncontrolling interests	—	—	0.1	—	—	—	—	0.2	0.3
Other**	—	—	11.5	—	—	—	—	—	11.5
Balance, December 31, 2015	118.7	236.6	1,260.5	3,834.4	(484.8)	(2,529.9)	(5.9)	39.5	2,350.4

Net income	—	—	—	488.8	—	—	—	6.3	495.1
Other comprehensive loss	—	—	—	—	(44.1)	—	—	(3.0)	(47.1)
Shares issued under stock and benefit plans, net of minimum tax withholdings	1.2	—	(19.4)	—	—	24.3	—	—	4.9
Cash dividends ($1.32 per share)	—	—	—	(158.4)	—	—	—	—	(158.4)
Dividends paid to employee benefits trusts	—	—	0.8	—	—	—	—	—	0.8
Stock-based compensation expense	—	—	37.1	—	—	—	—	—	37.1
Tax effects of stock-based compensation plans	—	—	35.9	—	—	—	—	—	35.9
Redeemable noncontrolling interest adjustment	—	—	—	(11.6)	—	—	—	11.6	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(5.8)	(5.8)
Purchases of redeemable noncontrolling interests	—	—	(1.6)	—	—	—	—	3.3	1.7
Acquisition of Veda noncontrolling interests	—	—	—	—	—	—	—	6.7	6.7
Balance, December 31, 2016	119.9	$236.6	$1,313.3	$4,153.2	$(528.9)	$(2,505.6)	$(5.9)	$58.6	$2,721.3

*	At December 31, 2016, $667.2 million was authorized for future repurchases of our common stock.

**
At December 31, 2015, the paid-in capital includes the $11.5 million holdback related to the accelerated share repurchase program discussed in Note 1. At December 31, 2015, the paid-in capital reflects the $11.5 million settlement of the accelerated share repurchase program discussed in Note 1.

  See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

Accumulated Other Comprehensive Loss consists of the following components:

	December 31,
	2016	2015	2014
	(In millions)
Foreign currency translation	$(262.0)	$(237.4)	$(170.3)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $150.6, $138.2 and $150.1 in 2016, 2015 and 2014, respectively	(265.9)	(245.8)	(263.3)
Cash flow hedging transactions, net of tax of $0.9, $1.0 and $1.1 in 2016, 2015 and 2014, respectively	(1.0)	(1.6)	(1.8)
Accumulated other comprehensive loss	$(528.9)	$(484.8)	$(435.4)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.   We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll-related, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of December 31, 2016, we operated in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We also offer Equifax branded credit services in India and Russia through joint ventures, we have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore, and have an investment in a consumer and commercial credit information company in Brazil.

We develop, maintain and enhance secured proprietary information databases through the compilation of consumer specific data, including credit, income, employment, asset, liquidity, net worth and spending activity, and business data, including credit and business demographics, that we obtain from a variety of sources, such as credit granting institutions, income and tax information primarily from large to mid-sized companies in the U.S., and survey-based marketing information.  We process this information utilizing our proprietary information management systems. We also provide information, technology and services to support debt collections and recovery management.

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

Segments.   We manage our business and report our financial results through the following four reportable segments, which are our operating segments:

•	U.S. Information Solutions, or USIS

•	International

•	Workforce Solutions

•	Global Consumer Solutions

USIS is our largest reportable segment, with 39% of total operating revenue for 2016. Our most significant foreign operations are located in Australia, the U.K. and Canada.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising.   Advertising costs, which are expensed as incurred, totaled $63.6 million, $65.1 million and $57.1 million during 2016, 2015 and 2014, respectively.

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

	Twelve Months Ended December 31,
	2016	2015	2014
	(In millions)
Weighted-average shares outstanding (basic)	119.3	118.7	121.2
Effect of dilutive securities:
Stock options and restricted stock units	1.8	2.2	2.3
Weighted-average shares outstanding (diluted)	121.1	120.9	123.5

For the twelve months ended December 31, 2016, 2015 and 2014, 0.1 million stock options, respectively, were anti-dilutive and therefore excluded from this calculation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Trade Accounts Receivable and Allowance for Doubtful Accounts.   We do not recognize interest income on our trade accounts receivable. Additionally, we generally do not require collateral from our customers related to our trade accounts receivable. Accounts receivable are stated at cost.

The allowance for doubtful accounts for estimated losses on trade accounts receivable is based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns and the establishment of specific reserves for customers in an adverse financial condition. We reassess the adequacy of the allowance for doubtful accounts each reporting period. Increases to the allowance for doubtful accounts are recorded as bad debt expense, which are included in selling, general and administrative expenses on the accompanying Consolidated Statements of Income. Bad debt expense was $2.2 million, $4.3 million and $2.5 million during the twelve months ended December 31, 2016, 2015, and 2014, respectively.

Other Current Assets.  Other current assets on our Consolidated Balance Sheets includes amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of December 31, 2016 and 2015, respectively, these assets were approximately $28.0 million and $30.2 million with fully offsetting balances in other current liabilities. These amounts are restricted as to their current use, and will be released according to the specific customer agreements. Other current assets also include foreign currency options, receivables related to life insurance policies covering certain officers of the Company, deferred charges, as well as certain current tax accounts.

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

Certain internal-use software and system development costs are capitalized. Accordingly, the specifically identified costs incurred to develop or obtain software, which is intended for internal use, are not capitalized until the determination is made as to the availability of a technically feasible solution to solve the predefined user and operating performance requirements as established during the preliminary stage of an internal-use software development project. Costs incurred during a software development project’s preliminary stage and post-implementation stage are expensed as incurred. Application development activities that are eligible for capitalization include software design and configuration, development of interfaces, coding, testing, and installation. Capitalized internal-use software and systems costs are subsequently amortized on a straight-line basis over a three- to ten-year period after project completion and when the related software or system is ready for its intended use.

Depreciation and amortization expense related to property and equipment was $88.9 million, $75.7 million and $71.7 million during the twelve months ended December 31, 2016, 2015, and 2014, respectively.

Industrial Revenue Bonds.   Pursuant to the terms of certain industrial revenue bonds, we have transferred title to certain of our fixed assets with total costs of $117.0 million and $108.5 million as of December 31, 2016 and 2015, respectively, to a local governmental authority in the U.S. to receive a property tax abatement related to economic development. The title to these assets will revert back to us upon retirement or cancellation of the applicable bonds. These fixed assets are still recognized in the Company’s Consolidated Balance Sheets as all risks and rewards remain with the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We completed our annual impairment testing for goodwill and indefinite-lived intangible assets during the twelve months ended December 31, 2016, 2015 and 2014, and we determined that there was no impairment in any of these years.

Purchased Intangible Assets.   Purchased intangible assets represent the estimated fair value of acquired intangible assets used in our business. Purchased data files represent the estimated fair value of consumer credit files acquired primarily through the purchase of independent credit reporting agencies in the U.S. and Canada. We expense the cost of modifying and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

updating credit files in the period such costs are incurred. We amortize purchased data files, which primarily consist of acquired credit files, on a straight-line basis. All of our other purchased intangible assets are also amortized on a straight-line basis.

Asset	Useful Life
(In years)
Purchased data files	2 to 15
Acquired software and technology	1 to 10
Non-compete agreements	1 to 5
Proprietary database	6 to 10
Customer relationships	2 to 25
Trade names	1 to 15

Additionally, included in intangible assets are reacquired rights that represent the value of rights which we had granted to Computer Sciences Corporation that were reacquired in connection with the acquisition of CSC Credit Services in the fourth quarter of 2012 based on the accounting guidance in place at that time. These reacquired rights are being amortized over the remaining term of the affiliation agreement on a straight-line basis until August 1, 2018.

Other Assets.   Other assets on our Consolidated Balance Sheets primarily represents our equity investment in unconsolidated affiliates, our cost method investment in Boa Vista Servicos (“BVS”), assets related to life insurance policies covering certain officers of the Company, and employee benefit trust assets.

Impairment of Cost Method Investment. We monitor the status of our cost method investment in order to determine if conditions exist or events and circumstances indicate that it may be impaired in that its carrying amount may exceed the fair value of the investment. Significant factors that are considered that could be indicative of an impairment include: changes in business strategy, market conditions, underperformance relative to historical or expected future operating results; and negative industry or economic trends. If potential indicators of impairment exist, we estimate the fair value of the investment using a combination of a discounted cash flow analysis and an evaluation of EBITDA and transaction multiples for comparable companies. If the carrying value of the investment exceeds the estimated fair value, an impairment loss is recorded based on the amount by which the investment’s carrying amount exceeds its fair value. There were no indicators of impairment for 2014 or 2016. We recorded an impairment of our cost method investment in 2015. See Note 2 for further discussion.

Other Current Liabilities.  Other current liabilities on our Consolidated Balance Sheets consist of the offset to other current assets related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. These funds were approximately $28.0 million and $30.2 million as of December 31, 2016 and 2015, respectively. These amounts are restricted as to their current use, and will be released according to the specific customer agreements. Other current liabilities also include various accrued expenses such as interest expense, accrued employee benefits, accrued taxes, accrued payroll, and accrued legal expenses.

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

Foreign Currency Translation.   The functional currency of each of our foreign operating subsidiaries is that subsidiary’s local currency. We translate the assets and liabilities of foreign subsidiaries at the year-end rate of exchange and revenue and expenses at the monthly average rates during the year. We record the resulting translation adjustment in other comprehensive loss, included in accumulated other comprehensive loss, a component of shareholders’ equity. We also record gains and losses resulting from the translation of intercompany balances of a long-term investment nature in foreign currency translation in other comprehensive loss and accumulated other comprehensive loss. In the years ended December 31, 2016 and 2014, we recorded $8.8 million and $7.0 million of foreign currency transaction losses, respectively. In the year ended December 31, 2015, we recorded $2.0 million of foreign currency transaction gains.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments.   Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable and short and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for publicly traded instruments, and for non-publicly traded instruments through valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk. As of December 31, 2016 and 2015, the fair value of our long-term debt, including the current portion, based on observable inputs was $2.4 billion and $1.2 billion, respectively, compared to its carrying value of $2.4 billion and $1.1 billion, respectively.

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

Economic Hedges.   In December 2015, in anticipation of the acquisition of Veda Group Limited ("Veda"), we purchased foreign currency options to buy Australian dollars with a weighted average strike price of $0.7225 and a notional value of 1.0 billion Australian dollars. These foreign currency options ("options") were designed to act as economic hedges for the pending Veda acquisition and were marked to market. The options had an expiry date of February 18, 2016, and are reflected in other current assets, net, on our December 31, 2015 Consolidated Balance Sheet. We recorded a mark-to-market gain on the options of $4.7 million for the year ended December 31, 2015, which was recorded in other income (expense), net. The fair value of these options at December 31, 2015 was $14.4 million, recorded in other current assets, net, on our Consolidated Balance Sheet. In January 2016, we purchased additional options for a notional amount of 1.0 billion Australian dollars, with a weighted average strike price of $0.7091, with expiry dates of February 11, 2016 and February 16, 2016. We settled all of the options on the respective settlement dates in February 2016. We recognized a net loss of $15.4 million related to the options in the first quarter of 2016, which was recorded in other income (expense), net.

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

Cash Flow Hedges.   Changes in the fair value of highly effective derivatives designated as cash flow hedges are initially recorded in accumulated other comprehensive income and are reclassified into the line item in the Consolidated Statements of Income in which the hedged item is recorded in the same period the hedged item impacts earnings. Any ineffective portion is recorded in current period earnings.  We did not have any unsettled cash flow hedges outstanding as of December 31, 2016 or December 31, 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents assets and liabilities measured at fair value on a recurring basis:

			Fair Value Measurements at Reporting Date Using:
Description		Fair Value at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
Assets and Liabilities:
Deferred Compensation Plan Assets	(1)	28.6	28.6	—	—
Deferred Compensation Plan Liability	(1)	(28.6)	—	(28.6)	—
Total assets and liabilities		$—	$28.6	$(28.6)	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. As disclosed in Note 3, we completed various acquisitions during the years ended December 31, 2016, 2015, and 2014. The values of net assets acquired and the resulting goodwill were recorded at fair value using Level 3 inputs. The majority of the related current assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and definite-lived intangible assets acquired in these acquisitions were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates in the present value calculations. The fair value of the equity method investment assets acquired were internally estimated based on the market approach. Under the market approach, we estimated fair value based on market multiples of comparable companies.

Variable Interest Entities.   We hold interests in certain entities, including credit data, information solutions and debt collections and recovery management ventures, that are considered variable interest entities, or VIEs.  These variable interests relate to ownership interests that require financial support for these entities.  Our investments related to these VIEs totaled $15.6 million at December 31, 2016, representing our maximum exposure to loss, with the exception of the guarantees referenced in Note 7.  We are not the primary beneficiary and are not required to consolidate any of these VIEs, with the exception of a debt collections and recovery management venture, for which we meet the consolidation criteria under ASC 810. In regards to that consolidated VIE, we have a 75% equity ownership interest and control of the activities that most significantly impact the VIE's economic performance. The assets and liabilities of the VIE for which we are the primary beneficiary were not significant to the Company’s consolidated financial statements, and no gain or loss was recognized because of its consolidation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Change in Accounting Principle. In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03 “Interest - Imputation of Interest.” The guidance modified the presentation of debt issuance costs, to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15 "Interest - Imputation of Interest", which updated the ASU 2015-03 guidance to state that the SEC staff would not object to an entity deferring and presenting debt issuance costs relating to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2015, and interim periods within those annual periods.

The Company adopted the new guidance in 2016 and retrospectively presented the debt issuance costs related to its long-term debt as a deduction from the carrying amount of the associated debt on its Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015. The Company continues to present the debt issuance costs related to its revolving credit facilities as an asset on its Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015. This change did not have a material impact on our Consolidated Balance Sheets and did not affect the Company's consolidated statements of income, cash flows, or shareholders' equity.

Recent Accounting Pronouncements.    Goodwill. In January 2017, the FASB issued ASU 2017-04 "Simplifying the Test for Goodwill Impairment (Topic 350)". This standard eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted. This guidance must be applied on a prospective basis. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

Definition of a business. In January 2017, the FASB issued ASU 2017-01 "Clarifying the Definition of a Business (Topic 805)". This standard provides criteria to determine when an asset acquired or group of assets acquired is not a business. When substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This reduces the number of transactions that need to be further evaluated. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017 with early adoption permitted.  We are currently evaluating the impact of the adoption of this guidance on our financial position, results of operations and cash flows.

Statement of Cash Flows. In August 2016, the FASB issued ASU 2016-15 "Classification of Certain Cash Receipts and Cash Payments (Topic 230)". This standard provides guidance for eight targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. The guidance is effective in 2018 with early adoption permitted. The Company elected to early adopt this accounting standard which did not have a material impact on its Consolidated Financial Statements.

Share-based payments. In March 2016, the FASB issued ASU 2016-09 "Compensation - Stock Compensation (Topic 718)". This standard requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective in 2017 with early adoption permitted. We recorded $35.9 million, $30.0 million, and $17.7 million as additional paid-in capital in our Consolidated Balance Sheets and as a financing activity in our Consolidated Statements of Cash Flows for the twelve months ended December 31, 2016, 2015, and 2014, respectively. These amounts will be classified prospectively as a tax benefit in net income in our Consolidated Statements of Income and an operating activity in our Consolidated Statements of Cash Flows. We have elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized each period. We plan to adopt the standard beginning with the first quarter of 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Leases. In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)”. This standard requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current lease accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. All entities will classify leases to determine how to recognize lease-related revenue and expense. The guidance becomes effective for fiscal years and interim reporting periods beginning after December 15, 2018 with early adoption permitted and will require recognizing and measuring leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is evaluating the potential effects of the adoption of this standard on its Consolidated Financial Statements.

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

Based on our current assessment, we anticipate adopting the standard using the modified retrospective method. The new standard will impact our contracts that have a known quantity over a defined term with price increases or decreases over the contract life. Under the current standard, the revenue related to these contracts were limited by billings in a period. Under the new standard the total contract value will be recognized ratably over the defined term or by using a transactional standalone selling price resulting in the creation of a contract asset or contract liability as transactions are delivered. We continue to review and evaluate our contracts under the new revenue recognition model to ascertain whether additional contract types will be affected by the new standard.

2. COST METHOD INVESTMENT

We hold a 15% equity interest in BVS, which is the second largest consumer and commercial credit information company in Brazil.  This investment is recorded in other assets, net, on the Consolidated Balance Sheets and is accounted for using the cost method. As of December 31, 2012, our investment in BVS was valued at 130 million Brazilian Reais, which was the same as the initial fair value. The initial fair value was determined by a third-party using income, market and transaction

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approaches. During 2016, BVS issued new shares through which our ownership interest was diluted by approximately 1%. This dilution did not result in an impairment of our investment.
During the second quarter of 2015, we received updated management financial projections, which, along with continued weakness in the Brazilian consumer and small commercial credit markets were considered indicators of impairment. Management of Equifax prepared an analysis to estimate the fair value of our investment at June 30, 2015 and estimated that value to be 44 million Brazilian Reais ($14.1 million). As a result, we decreased the carrying value of our investment and recorded a loss at that time of 46 million Brazilian Reais ($14.8 million) which is included in other income (expense), net, in the Consolidated Statements of Income. Additionally, the carrying value has decreased by $37.1 million related to the foreign exchange impact since 2011, which is included in the foreign currency translation adjustments in accumulated other comprehensive income. As of December 31, 2016, our investment in BVS, recorded at 44 million Brazilian Reais ($13.4 million), approximated the fair value.

3.  ACQUISITIONS AND INVESTMENTS

2016 Acquisitions and Investments. On February 24, 2016, the Company completed the acquisition of 100% of the ordinary voting shares of Veda for cash consideration of approximately $1.7 billion (2.4 billion Australian dollars) and debt assumed of approximately $189.5 million (261.9 million Australian dollars). The acquisition provides a strong platform for Equifax to offer data and analytic services and further broaden the Company's geographic footprint. Veda stockholders received 2.825 Australian dollars in cash for each share of Veda common stock they owned. The Company financed the transaction with $1.7 billion of debt, consisting of commercial paper, an $800.0 million 364-Day revolving credit facility (the "364-Day Revolver"), and an $800.0 million three-year delayed draw term loan facility (the "Term Loan"). Refer to Note 5 for further discussion on debt. On August 23, 2016, the Company completed the acquisition of 100% of the assets and certain liabilities of unemployment tax and claims management specialists Barnett & Associates ("Barnett"), as well as the verifications business, Computersoft, LLC ("Computersoft"). We have completed the allocation of the Veda, Barnett and Computersoft purchase prices.

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

Purchase Price Allocation.   The following table summarizes the estimated fair value of the net assets acquired and the liabilities assumed at the acquisition dates during 2016.

(In millions)
Cash	$23.7
Accounts receivable and other current assets	39.6
Other assets	42.0
Identifiable intangible assets (1)	681.0
Goodwill (2)	1,456.3
Total assets acquired	2,242.6
Debt(3)	(189.5)
Other current liabilities	(40.2)
Other liabilities	(178.1)
Non-controlling interest	(11.7)
Net assets acquired	$1,823.1

(1)	Identifiable intangible assets are further disaggregated in the following table.

(2)
The goodwill related to Veda is included in the International operating segment and is not deductible for tax purposes. The goodwill related to the Barnett and Computersoft acquisition is included in the Workforce Solutions operating segment and is deductible for tax purposes.

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

Intangible asset category	Fair value	Weighted-average useful life
	(In millions)	(In years)
Customer relationships	$171.3	14.9
Acquired software and technology	106.3	4.2
Purchased data files	387.5	14.8
Non-compete agreements	5.4	2.1
Trade names and other intangible assets	10.5	1.0
Total acquired intangibles	$681.0	12.9

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

	Twelve months ended December 31,
	2016		2015
	As Reported	Pro Forma	As Reported	Pro Forma
	(In millions, except per share data)
Operating revenues	$3,144.9	$3,180.9	$2,663.6	$2,929.0
Net income attributable to Equifax	$488.8	$488.1	$429.1	$429.9
Net income per share (basic)	$4.10	$4.09	$3.61	$3.62
Net income per share (diluted)	$4.04	$4.03	$3.55	$3.56

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

 4.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill.   Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As discussed in Note 1, goodwill is tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment tests as of September 30 each year. The fair value estimates for our reporting units were determined using a combination of the income and market approaches in accordance with the Company’s methodology. Our annual impairment tests as of September 30, 2016, 2015 and 2014 resulted in no impairment of goodwill.

In the first quarter of 2016, we acquired Veda, which operates primarily in Australia and New Zealand. We have included Veda's operations within a newly-created Asia Pacific reporting unit within the International operating segment. Additionally, we moved the TDX Australia and India operations that were included in our Europe reporting unit to the Asia Pacific reporting unit to align with how we manage our business. Our financial results for the years ended December 31, 2015 and 2014, reflect our new organizational structure. Lastly in 2016, we have renamed our Personal Solutions operating segment Global Consumer Solutions.

To reflect this new organizational structure, we have reallocated goodwill from the Europe reporting unit to the Asia Pacific reporting unit based on the relative fair values of the respective portions of Europe. A change in reporting units requires

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that goodwill be tested for impairment. During 2016, we performed goodwill impairment tests prior to and following the reallocation of goodwill, which resulted in no impairment.

In the third quarter of 2016, we acquired Barnett and Computersoft for which the acquired goodwill has been allocated between the Verification Services and Employer Services reporting units within the Workforce Solutions operating segment.

In 2015, the personal solutions business in the United Kingdom was consolidated into the North America Global Consumer Solutions operating segment, which was reorganized into the Global Consumer Solutions operating segment. Additionally in 2015, the direct to consumer reseller businesses in the U.S., Canada, and the United Kingdom were also consolidated into the Global Consumer Solutions operating segment. These changes were driven by an enterprise wide strategy to maximize the penetration of our products and services in our targeted markets. We determined that market focus and operating efficiency could be further improved by reorganizing and consolidating the United States, Canada and the United Kingdom Global Consumer Solutions and direct to consumer reseller operating activities into one segment, Global Consumer Solutions.

To reflect this new organizational structure, we have reallocated goodwill from the USIS, Canada, and Europe reporting units to the Global Consumer Solutions reporting unit based on the relative fair values of the respective portions of USIS, Canada, and Europe. A change in reporting units requires that goodwill be tested for impairment. During 2015, we performed goodwill impairment tests prior to and following the reallocation of goodwill for USIS, Canada, Europe and Global Consumer Solutions, which resulted in no impairment.

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

Changes in the amount of goodwill for the twelve months ended December 31, 2016 and 2015, are as follows:

	U.S. Information Solutions	International	Workforce Solutions	Global Consumer Solutions	Total
	(In millions)
Balance, December 31, 2014(1)	$1,071.3	$473.1	$907.6	$154.8	$2,606.8
Foreign currency translation	—	(31.6)	—	(4.2)	(35.8)
Balance, December 31, 2015	1,071.3	441.5	907.6	150.6	2,571.0
Acquisitions	—	1,411.6	44.7	—	1,456.3
Adjustments to initial purchase price allocation	—	(6.2)	(0.2)	—	(6.4)
Foreign currency translation	—	(32.3)	—	(14.3)	(46.6)
Balance, December 31, 2016	$1,071.3	$1,814.6	$952.1	$136.3	$3,974.3

(1)The December 31, 2014 balances have been recast to reflect the new organizational structure. As of December 31, 2014, the Global Consumer Solutions goodwill includes $49.3 million and $88.8 million of goodwill from the USIS and International segments, respectively.

 Indefinite-Lived Intangible Assets.   Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada.  At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

asset impairment test as of September 30. Our 2016 annual impairment test completed during the third quarter of 2016 resulted in no impairment of indefinite-lived intangible assets.

Amount
(In millions)
Balance, December 31, 2014	$95.2
Foreign currency translation	(0.5)
Balance, December 31, 2015	94.7
Foreign currency translation	0.1
Balance, December 31, 2016	$94.8

Purchased Intangible Assets.   Purchased intangible assets net, recorded on our Consolidated Balance Sheets at December 31, 2016 and 2015, are as follows:

	December 31, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$1,012.7	$(276.0)	$736.7	$665.9	$(240.6)	$425.3
Acquired software and technology	131.5	(36.1)	95.4	52.4	(35.5)	16.9
Customer relationships	712.7	(273.0)	439.7	565.9	(239.3)	326.6
Reacquired rights	73.3	(52.5)	20.8	73.3	(39.4)	33.9
Proprietary database	21.5	(6.7)	14.8	7.4	(5.8)	1.6
Non-compete agreements	26.8	(22.2)	4.6	25.8	(18.3)	7.5
Trade names and other intangible assets	54.1	(42.3)	11.8	49.1	(33.0)	16.1
Total definite-lived intangible assets	$2,032.6	$(708.8)	$1,323.8	$1,439.8	$(611.9)	$827.9

Amortization expense related to purchased intangible assets was $176.5 million, $122.3 million, and $129.9 million during the twelve months ended December 31, 2016, 2015, and 2014, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at December 31, 2016 is as follows:

Years ending December 31,	Amount
(In millions)
2017	$167.9
2018	140.1
2019	119.4
2020	114.6
2021	99.2
Thereafter	682.6
$1,323.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  DEBT

Debt outstanding at December 31, 2016 and 2015 was as follows:

	December 31,
	2016	2015
	(In millions)

Commercial paper ("CP")	$310.3	$47.2
364-Day Revolver	—	—
Notes, 6.30%, due July 2017	272.5	272.5
Term loan, due Nov 2018	450.0	—
Notes, 2.30%, due June 2021	500.0	—
Notes, 3.30%, due Dec 2022	500.0	500.0
Notes, 3.25%, due June 2026	275.0	—
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 7.00%, due July 2037	250.0	250.0
Other	2.6	2.1
Total debt	2,685.4	1,196.8
Less short-term debt and current maturities	(585.4)	(49.3)
Less unamortized discounts and debt issuance costs	(13.2)	(9.1)
Total long-term debt, net of discount	$2,086.8	$1,138.4

Scheduled future maturities of debt at December 31, 2016, are as follows:

Years ending December 31,	Amount
(In millions)
2017	$585.4
2018	450.0
2019	—
2020	—
2021	500.0
Thereafter	1,150.0
Total debt	$2,685.4

Senior Credit Facilities. We are party to a $900.0 million five-year unsecured revolving credit facility (the "Revolver") and the Term Loan, an $800.0 million term loan facility (the Revolver and Term Loan collectively, the "Senior Credit Facility"), with a group of financial institutions. The Revolver also has an accordion feature that allows us to request an increase in the total commitment to $1.2 billion. Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Revolver and the Term Loan are scheduled to expire on November 21, 2020 and November 21, 2018, respectively, with an option to request a maximum of two one-year extensions of the maturity date of the revolving credit facility. Availability of the Senior Credit Facility for borrowings is reduced by the outstanding principal balance of our commercial paper notes and by any letters of credit issued under the facility.

We were also a party to an $800.0 million 364-Day revolving credit facility. On May 16, 2016 we repaid all outstanding borrowings of $475.0 million and terminated the 364-Day Revolver using a portion of the net proceeds from the issuance of the senior notes discussed below.

Under the Senior Credit Facilities, the Company must comply with various financial and non-financial covenants. The financial covenants require the Company to maintain a maximum leverage ratio, defined as consolidated funded debt divided by consolidated EBITDA (as set forth in the Senior Credit Facilities) for the preceding four quarters, of not more than 3.5 to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.0. The Company may, subject to the terms of the Senior Credit Facilities, increase the covenant by 0.5 (i.e. to 4.0 to1.0) for a four consecutive fiscal quarter period following a material acquisition. As permitted under the terms of the Senior Credit Facilities, we made the election to increase the covenant to 4.0 to 1.0, effective for four consecutive quarters, beginning with the first quarter of 2016 and continuing through the fourth quarter of 2016. Compliance with this financial covenant is tested quarterly. The non-financial covenants include limitations on liens, subsidiary debt, mergers, liquidations, asset dispositions and acquisitions. As of December 31, 2016, we were in compliance with our covenants under the Senior Credit Facilities. Our borrowings under these facilities, which have not been guaranteed by any of our subsidiaries, are unsecured and will rank on parity in right of payment with all of our other unsecured and unsubordinated indebtedness from time to time outstanding.

At December 31, 2016, interest was payable on borrowings under the Senior Credit Facilities at the base rate or London Interbank Offered Rate, or LIBOR, plus a specified margin. The specified margin and the annual unused fee, which we pay on the unused portion of the Revolver, are subject to adjustment based on our debt ratings. As of December 31, 2016, we had $0.5 million of letters of credit outstanding under our Senior Credit Facility. As of December 31, 2016, $589.2 million was available for borrowings and there were no outstanding borrowings under the Senior Credit Facilities.

While the underlying final maturity date of the Revolver is November 2020, it is structured to provide borrowings under short-term loans. Because these borrowings primarily have a maturity of ninety days, the borrowings and repayments are presented on a net basis within the financing activities portion of our Consolidated Statements of Cash Flows as net short-term borrowings (repayments).

Commercial Paper Program.   The Company's $900.0 million CP program has been established through the private placement of CP notes from time to time, in which borrowings bear interest at either a variable rate (based on LIBOR or other benchmarks) or a fixed rate, with the applicable rate and margin. Maturities of CP can range from overnight to 397 days. Because the CP program is backstopped by our Senior Credit Facility, the amount of CP which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding borrowings under our Senior Credit Facility. At December 31, 2016, there were $310.3 million CP notes outstanding, all with maturities of less than 90 days.

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

6.9% Debentures.   We have $125.0 million of debentures outstanding with a maturity date of 2028.  The debentures are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

Cash paid for interest was $85.0 million, $61.6 million and $67.9 million during the twelve months ended December 31, 2016, 2015 and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  COMMITMENTS AND CONTINGENCIES

Leases.   Our operating leases principally involve office space and office equipment. Rental expense for operating leases, which is recognized on a straight-line basis over the lease term, was $29.1 million, $24.2 million and $22.6 million for the twelve months ended December 31, 2016, 2015 and 2014, respectively. Our headquarters building ground lease has purchase options exercisable beginning in 2019, renewal options exercisable in 2048 and escalation clauses that began in 2009. Expected future minimum payment obligations for non-cancelable operating leases exceeding one year are as follows as of December 31, 2016:

Years ending December 31,	Amount
(In millions)
2017	$29.5
2018	24.0
2019	18.2
2020	17.6
2021	14.3
Thereafter	59.1
$162.7

We have no material sublease agreements and as a result, expected sublease income is not reflected as a reduction in the total minimum rental obligations under operating leases in the table above.

Data Processing, Outsourcing Services and Other Agreements.   We have separate agreements with IBM, Tata Consultancy Services, Fidelity Information Services, and others to outsource portions of our computer data processing operations, applications development, business continuity and recovery services, help desk service and desktop support functions, operation of our voice and data networks, maintenance and related functions and to provide certain other administrative and operational services. The agreements expire between 2017 and 2021. The estimated aggregate minimum contractual obligation remaining under these agreements is approximately $105 million as of December 31, 2016, with no future year’s minimum contractual obligation expected to exceed approximately $75 million. Annual payment obligations in regard to these agreements vary due to factors such as the volume of data processed; changes in our servicing needs as a result of new product offerings, acquisitions or divestitures; the introduction of significant new technologies; foreign currency; or the general rate of inflation. In certain circumstances (e.g., a change in control or for our convenience), we may terminate these data processing and outsourcing agreements, and, in doing so, certain of these agreements require us to pay significant termination fees.

During 2012, we amended certain portions and terminated certain other portions of our operations support services agreement for North America with IBM. The amended agreement extended certain terms through December 2016 and changed certain variable cost to fixed cost intended to provide financial savings to the Company. In 2015, we further amended our IBM agreement to extend our commitment for services provided in the U.S. to 2020 and in 2016 further amended our IBM agreement to extend our commitment for services provided in Spain to 2019 and for services provided to Canada to 2021. Under our agreement with IBM (which covers our operations in North America and Europe), we have outsourced certain of our mainframe and midrange operations, help desk service and desktop support functions, and the operation of our voice and data networks. The scope of services provided by IBM, and the term of our agreement with respect to such services, varies by geography and location. The estimated future minimum contractual obligation under the revised North America (US and Canada) and Europe (UK and Spain) agreements is approximately $25 million for the remaining term, with no individual year's minimum expected to exceed approximately $20 million. We may terminate certain portions of this agreement without penalty in the event that IBM is in material breach of the terms of the agreement. During 2016, 2015 and 2014, we paid approximately $45 million, $50 million and $50 million, respectively, for these services.

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

 If these change in control agreements had been triggered as of December 31, 2016, payments of approximately $58.1 million would have been made (excluding tax gross-up amounts of $9.3 million). Under the Company’s existing director and employee stock benefit plans, a change in control generally would result in the immediate vesting of all outstanding stock options and satisfaction of the restrictions on any outstanding nonvested stock awards. With respect to unvested performance based share awards dependent upon the Company’s three-year relative total shareholder return, if at least one calendar year of performance during the performance period has been completed prior to the change in control event, the awards will be paid out based on the Company’s performance at that time; otherwise the payout of shares will be at 100% of the target award.

Guarantees.   We will from time to time issue standby letters of credit, performance bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit is not material at December 31, 2016, and all have a remaining maturity of one year or less. We may issue other guarantees in the ordinary course of business. The maximum potential future payments we could be required to make under the guarantees is not material at December 31, 2016. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management VIE under its commercial agreements. We cannot reasonably estimate our potential future payments under the guarantees and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to guarantees on our Consolidated Balance Sheets at December 31, 2016.

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

We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We have no accrual related to indemnifications on our Consolidated Balance Sheets at December 31, 2016 and 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

7.  INCOME TAXES

The provision for income taxes consisted of the following:

	Twelve Months Ended December 31,
	2016	2015	2014
	(In millions)
Current:
Federal	$154.8	$159.0	$140.7
State	24.3	14.7	18.3
Foreign	67.0	56.8	50.8
	246.1	230.5	209.8
Deferred:
Federal	16.5	(7.5)	0.8
State	2.8	(9.3)	(0.2)
Foreign	(32.3)	(11.9)	(10.2)
	(13.0)	(28.7)	(9.6)
Provision for income taxes	$233.1	$201.8	$200.2

Domestic and foreign income before income taxes was as follows:

	Twelve Months Ended December 31,
	2016	2015	2014
	(In millions)
U.S.	$739.6	$607.6	$521.5
Foreign	(11.4)	29.0	52.7
	$728.2	$636.6	$574.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes reconciles with the U.S. federal statutory rate, as follows:

	Twelve Months Ended December 31,
	2016	2015	2014
	(In millions)
Federal statutory rate	35.0%	35.0%	35.0%

Provision computed at federal statutory rate	$254.9	$222.8	$201.0
State and local taxes, net of federal tax benefit	17.2	5.2	13.1
Foreign	(40.3)	(21.8)	(7.3)
Valuation allowance	—	—	(2.2)
Tax reserves	11.9	0.9	0.6
Other	(10.6)	(5.3)	(5.0)
Provision for income taxes	$233.1	$201.8	$200.2

Effective income tax rate	32.0%	31.7%	34.9%

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

Components of the deferred income tax assets and liabilities at December 31, 2016 and 2015, were as follows:

	December 31,
	2016	2015
	(In millions)
Deferred income tax assets:
Net operating and capital loss carryforwards	$213.2	$236.1
Goodwill and intangible assets	113.8	—
Employee compensation programs	76.6	70.9
Foreign tax credits	56.9	50.7
Employee pension benefits	45.6	32.4
Reserves and accrued expenses	18.5	13.9
Research and development costs	13.7	1.5
Other	21.0	11.2
Gross deferred income tax assets	559.3	416.7
Valuation allowance	(307.3)	(222.9)
Total deferred income tax assets, net	252.0	193.8

Deferred income tax liabilities:
Goodwill and intangible assets	(507.0)	(334.4)
Undistributed earnings of foreign subsidiaries	(30.1)	(32.6)
Depreciation	(22.1)	(15.1)
Other	(13.5)	(10.9)
Total deferred income tax liability	(572.7)	(393.0)
Net deferred income tax liability	$(320.7)	$(199.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Veda acquisition, the Company acquired tax basis in goodwill in excess of the amount recorded for financial reporting purposes. The tax basis is only realizable upon a sale of the business. As such, the Company recorded a deferred tax asset of $113.8 million with a corresponding valuation allowance in acquisition accounting.

Our deferred income tax assets and deferred income tax liabilities at December 31, 2016 and 2015, are included in the accompanying Consolidated Balance Sheets as follows:

	December 31,
	2016	2015
	(In millions)
Long-term deferred income tax assets, included in other assets	$4.7	$6.3
Long-term deferred income tax liabilities	(325.4)	(205.5)
Net deferred income tax liability	$(320.7)	$(199.2)

We record deferred income taxes on the temporary differences of our foreign subsidiaries and branches, except for the temporary differences related to undistributed earnings of subsidiaries which we consider indefinitely invested. As of December 31, 2016, we have indefinitely invested $85.7 million attributable to pre-2004 undistributed earnings of our Canadian and Chilean subsidiaries. If the pre-2004 earnings were not considered indefinitely invested, it would not result in any additional income tax.

At December 31, 2016, we had U.S. federal and state net operating loss carryforwards of $62.7 million which will expire at various times between 2017 and 2032. We also had foreign net operating loss carryforwards totaling $714.9 million of which $8.5 million will expire between 2017 and 2036 and the remaining $706.4 million will carryforward indefinitely. Foreign capital loss carryforwards of $15.3 million may be carried forward indefinitely, and state capital loss carryforwards of $2.5 million will expire in 2018. We had foreign tax credit carryforwards of $56.9 million, of which $30.7 million will expire in the years 2022 through 2026 and $26.2 million will be available to be utilized upon repatriation of foreign earnings. Additionally, we had U.S. and foreign research and development credit carryforwards of $13.7 million. The U.S. credits expire between 2018 through 2026 and the foreign credits have an indefinite expiration period. The deferred tax asset related to the net operating loss, capital loss carryforwards, foreign tax credit carryforwards, and research and development credit is $283.8 million of which $193.5 million has been fully reserved in the deferred tax valuation allowance.

Cash paid for income taxes, net of amounts refunded, was $173.4 million, $202.9 million and $148.2 million during the twelve months ended December 31, 2016, 2015 and 2014, respectively.

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes on our Consolidated Statements of Income.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2016	2015
	(In millions)
Beginning balance (January 1)	$21.6	$19.8
Increases related to prior year tax positions	4.1	5.5
Decreases related to prior year tax positions	(1.0)	(2.2)
Increases related to current year tax positions	12.8	4.0
Decreases related to settlements	(1.0)	(0.5)
Expiration of the statute of limitations for the assessment of taxes	(3.9)	(4.5)
Currency translation adjustment	(0.1)	(0.5)
Ending balance (December 31)	$32.5	$21.6

We recorded liabilities of $36.0 million and $24.6 million for unrecognized tax benefits as of December 31, 2016 and 2015, respectively, which included interest and penalties of $3.5 million and $3.0 million, respectively. As of December 31, 2016 and 2015, the total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $33.3 million and $22.0 million, respectively, which included interest and penalties of $2.8 million and $2.6 million, respectively. During 2016 and 2015 interest and penalties of $1.1 million and $1.3 million respectively were accrued.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equifax and its subsidiaries are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state or international income tax examinations by tax authorities for years before 2012. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that Equifax’s gross unrecognized tax benefit balance may change within the next twelve months by a range of zero to $7.1 million.

8.  STOCK-BASED COMPENSATION

We have one active share-based award plan, the amended and restated 2008 Omnibus Incentive Plan. This plan was originally approved by our shareholders in 2008 and was amended and restated with shareholder approval in May 2013 to, among other things, increase the reserve for awards under the plan by 11 million shares.  The plan provides our directors, officers and certain key employees with stock options and nonvested stock. The plan is described below. We expect to issue common shares held as either treasury stock or new issue shares upon the exercise of stock options or once nonvested shares vest. Total stock-based compensation expense in our Consolidated Statements of Income during the twelve months ended December 31, 2016, 2015 and 2014, was as follows:

	Twelve Months Ended December 31,
	2016	2015	2014
	(In millions)
Cost of services	$4.5	$5.0	$4.6
Selling, general and administrative expenses	32.6	33.4	33.5
Stock-based compensation expense, before income taxes	$37.1	$38.4	$38.1

The total income tax benefit recognized for stock-based compensation expense was $13.3 million, $13.8 million and $13.7 million for the twelve months ended December 31, 2016, 2015 and 2014, respectively.

Benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced operating cash flows and increased financing cash flows by $35.9, $30.0 million and $17.7 million during the twelve months ended December 31, 2016, 2015 and 2014, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value for stock options granted during the twelve months ended December 31, 2016, 2015 and 2014, was estimated at the date of grant, using the binomial model with the following weighted-average assumptions:

	Twelve Months Ended December 31,
	2016	2015	2014
Dividend yield	1.2%	1.2%	1.4%
Expected volatility	19.4%	21.2%	21.1%
Risk-free interest rate	1.2%	1.3%	1.6%
Expected term (in years)	4.8	4.8	4.8
Weighted-average fair value of stock options granted	$20.62	$16.75	$12.63

The following table summarizes changes in outstanding stock options during the twelve months ended December 31, 2016, as well as stock options that are vested and expected to vest and stock options exercisable at December 31, 2016:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding at December 31, 2015	1,866	$49.54
Granted (all at market price)	181	$131.41
Exercised	(779)	$40.61
Forfeited and canceled	(40)	$72.06
Outstanding at December 31, 2016	1,228	$66.81	7.0	$65.6
Vested and expected to vest at December 31, 2016	1,177	$65.25	6.9	$64.5
Exercisable at December 31, 2016	856	$48.43	5.8	$59.8

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of Equifax’s common stock on December 31, 2016 and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the value that would have been received by the stock option holders if they had all exercised their stock options on December 31, 2016. In future periods, this amount will change depending on fluctuations in Equifax’s stock price. The total intrinsic value of stock options exercised during the twelve months ended December 31, 2016, 2015 and 2014, was $64.8 million, $52.3 million and $42.8 million, respectively. At December 31, 2016, our total unrecognized compensation cost related to stock options was $3.0 million with a weighted-average recognition period of 1.5 years.

The following table summarizes changes in outstanding options and the related weighted-average exercise price per share for the twelve months ended December 31, 2015 and 2014:

	December 31,
	2015		2014
	Shares	Weighted- Average Price	Shares	Weighted- Average Price
	(In thousands)		(In thousands)
Outstanding at the beginning of the year	2,579	$42.54	3,530	$37.85
Granted (all at market price)	189	$97.21	249	$73.46
Exercised	(888)	$38.74	(1,145)	$34.81
Forfeited and canceled	(14)	$58.24	(55)	$49.12
Outstanding at the end of the year	1,866	$49.54	2,579	$42.54
Exercisable at end of year	1,411	$39.90	1,970	$36.39

Nonvested Stock.   Our 2008 Omnibus Incentive Plan also provides for awards of nonvested shares of our common stock that can be granted to executive officers, employees and directors. Nonvested stock awards are generally subject to cliff vesting over a period between one to three years based on service.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of nonvested stock is based on the fair market value of our common stock on the date of grant. However, since our nonvested stock does not accrue or pay dividends during the vesting period, the fair value on the date of grant is reduced by the present value of the expected dividends over the requisite service period (discounted using the appropriate risk-free interest rate).

Pursuant to our 2008 Omnibus Incentive Plan, certain executive officers are granted nonvested shares in which the number of shares is dependent upon the Company’s three-year total shareholder return relative to the three-year total shareholder return of the companies in the S&P 500 stock index, as comprised on the grant date, subject to adjustment. The number of shares which could potentially be issued ranges from zero to 200% of the target award. The grants outstanding subject to market performance as of December 31, 2016 would result in 337,940 shares outstanding at 100% of target and 675,880 at 200% of target at the end of the vesting period. Compensation expense is recognized on a straight-line basis over the measurement period and is based upon the fair market value of the shares estimated to be earned at the date of grant. The fair value of the performance-based shares is estimated on the date of grant using a Monte-Carlo simulation.

The following table summarizes changes in our nonvested stock during the twelve months ended December 31, 2016, 2015 and 2014 and the related weighted-average grant date fair value:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Nonvested at December 31, 2013	1,695	$46.50
Granted	580	$70.89
Vested	(480)	$35.83
Forfeited	(95)	$52.16
Nonvested at December 31, 2014	1,700	$57.52
Granted	472	$79.26
Vested	(698)	$39.21
Forfeited	(43)	$59.05
Nonvested at December 31, 2015	1,431	$72.64
Granted	460	$84.07
Vested	(645)	$55.28
Forfeited	(59)	$73.54
Nonvested at December 31, 2016	1,187	$87.54

The total fair value of nonvested stock that vested during the twelve months ended December 31, 2016, 2015 and 2014, was $71.7 million, $65.0 million and $34.4 million, respectively, based on the weighted-average fair value on the vesting date, and $38.8 million, $31.3 million and $17.2 million, respectively, based on the weighted-average fair value on the date of grant. At December 31, 2016, our total unrecognized compensation cost related to nonvested stock was $29.3 million with a weighted-average recognition period of 1.9 years.

9.  SHAREHOLDER RIGHTS PLAN

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. and Canadian Retirement Plans.   We sponsor a qualified defined benefit retirement plan (the U.S. Retirement Income Plan, or USRIP) that covers approximately 15% of current U.S. salaried employees who were hired on or before June 30, 2007, the last date on which an individual could be hired and enter the plan before the USRIP was frozen to new participation at December 31, 2008. This plan also covers many retirees as well as certain terminated but vested individuals not yet in retirement status. We also sponsor a defined benefit plan that covers most salaried and hourly employees in Canada (the Canadian Retirement Income Plan, or CRIP), also frozen to new hires on October 1, 2011.

During 2016, we adopted the new MP-2016 mortality scale in determining the liability for the U.S. pension plan. This updated scale partially offset the decrease in the discount rate in 2016, the net of which resulted in the increase in the projected benefit obligation as of December 31, 2016.

During 2015, we adopted the new generational projection scale with MP-2015 in determining the liability for the U.S. pension plan. This updated scale, along with the change in the discount rate, contributed to the decrease in the projected benefit obligation as of December 31, 2015.

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

During the twelve months ended December 31, 2016, we did not make any contributions to the USRIP and made contributions of $0.8 million to the CRIP. During the twelve months ended December 31, 2015, we did not make any contributions to the USRIP and made contributions of $0.2 million to the CRIP. At December 31, 2016, the USRIP met or exceeded ERISA’s minimum funding requirements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Obligations and Funded Status.   A reconciliation of the projected benefit obligations, plan assets and funded status of the plans is as follows:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
	(In millions)
Change in projected benefit obligation
Benefit obligation at January 1,	$662.7	$739.1	$19.6	$19.4
Service cost	3.6	4.2	0.3	0.3
Interest cost	31.3	30.4	0.8	0.7
Plan participants' contributions	—	—	0.6	0.6
Actuarial loss (gain)	36.4	(59.9)	4.2	1.4
Foreign currency exchange rate changes	1.4	(9.7)	0.2	(0.4)
Benefits paid	(41.8)	(41.4)	(3.2)	(2.4)
Projected benefit obligation at December 31,	693.6	662.7	22.5	19.6
Change in plan assets
Fair value of plan assets at January 1,	518.9	570.1	18.9	20.8
Actual return on plan assets	31.7	(5.3)	1.2	(0.2)
Employer contributions	5.2	4.3	2.6	1.8
Plan participants' contributions	—	—	0.6	0.6
Foreign currency exchange rate changes	1.3	(8.8)	—	—
Other disbursements	—	—	(3.5)	(1.7)
Benefits paid	(41.8)	(41.4)	(3.2)	(2.4)
Fair value of plan assets at December 31,	515.3	518.9	16.6	18.9
Funded status of plan	$(178.3)	$(143.8)	$(5.9)	$(0.7)

The accumulated benefit obligation for the USRIP, CRIP and Supplemental Retirement Plans was $685.3 million at December 31, 2016. The accumulated benefit obligation for the USRIP, CRIP and Supplemental Retirement Plans was $653.8 million at December 31, 2015.

At December 31, 2016, the USRIP and Supplemental Retirement Plans had projected benefit obligations and accumulated benefit obligations in excess of those plans’ respective assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these plans in the aggregate were $643.4 million, $641.6 million and $468.3 million, respectively, at December 31, 2016. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the CRIP were $50.2 million, $43.7 million and $47.0 million, respectively, at December 31, 2016.

At December 31, 2015, the USRIP and Supplemental Retirement Plans had projected benefit obligations and accumulated benefit obligations in excess of those plans’ respective assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these plans in the aggregate were $613.1 million, $611.1 million and $474.6 million, respectively, at December 31, 2015. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the CRIP were $49.6 million, $42.7 million and $44.3 million, respectively, at December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the net amounts recognized, or the funded status of our pension and other postretirement benefit plans, in our Consolidated Balance Sheets at December 31, 2016 and 2015:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
	(In millions)
Amounts recognized in the statements of financial position consist of:
Noncurrent assets	$—	$—	$—	$1.5
Current liabilities	(4.2)	(4.2)	(0.2)	(0.2)
Long-term liabilities	(174.1)	(139.6)	(5.7)	(2.0)
Net amount recognized	$(178.3)	$(143.8)	$(5.9)	$(0.7)

Included in accumulated other comprehensive loss at December 31, 2016 and 2015, were the following amounts that have not yet been recognized in net periodic pension cost:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
	(In millions)
Prior service cost, net of accumulated taxes of $3.4 and $3.6 in 2016 and 2015, respectively, for pension benefits and $(1.2) and $(1.6) in 2016 and 2015, respectively, for other benefits	$5.6	$6.1	$(2.1)	$(2.8)
Net actuarial loss, net of accumulated taxes of $143.5 and $132.6 in 2016 and 2015, respectively, for pension benefits and $5.0 and $3.6 in 2016 and 2015, respectively, for other benefits	254.1	236.4	8.3	6.1
Accumulated other comprehensive loss	$259.7	$242.5	$6.2	$3.3

The following shows amounts recognized in other comprehensive income (loss) during the twelve months ended December 31, 2016 and 2015:

Changes in plan assets and benefit obligations recognized in other comprehensive income:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
	(In millions)
Amounts arising during the period:
Net actuarial loss (gain), net of taxes of $15.9 and $(6.7) in 2016 and 2015, respectively, for pension benefits and $1.6 and $1.2 in 2016 and 2015, respectively, for other benefits	$26.0	$(8.4)	$2.7	$1.9
Foreign currency exchange rate gain, net of taxes of $0.1 and $(0.3) in 2016 and 2015, respectively, for pension benefits and $0.0 and $(0.1) in 2016 and 2015, respectively, for other benefits	0.1	(0.6)	0.1	(0.3)

Amounts recognized in net periodic benefit cost during the period:
Recognized actuarial loss, net of taxes of $(5.1) and $(5.9) in 2016 and 2015, respectively, for pension benefits and $(0.3) and $(0.2) in 2016 and 2015, respectively, for other benefits	(8.5)	(9.9)	(0.5)	(0.4)
Amortization of prior service cost, net of taxes of $(0.3) 2016 and 2015, for pension benefits and $0.4 in 2016 and 2015 for other benefits	(0.5)	(0.6)	0.7	0.8
Total recognized in other comprehensive income	$17.1	$(19.5)	$3.0	$2.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014
	(In millions)
Service cost	$3.6	$4.2	$4.5	$0.3	$0.3	$0.3
Interest cost	31.3	30.4	31.1	0.8	0.7	0.8
Expected return on plan assets	(37.6)	(39.6)	(39.7)	(1.4)	(1.5)	(1.6)
Amortization of prior service cost	0.8	0.9	0.8	(1.1)	(1.2)	0.6
Recognized actuarial loss (gain)	13.6	15.8	12.9	0.8	0.6	(1.2)
Total net periodic benefit cost (income)	$11.7	$11.7	$9.6	$(0.6)	$(1.1)	$(1.1)

The following represents the amount of prior service cost and actuarial loss included in accumulated other comprehensive loss that is expected to be recognized in net periodic benefit cost during the twelve months ending December 31, 2017:

	Pension Benefits	Other Benefits
	(In millions)
Actuarial loss, net of taxes of $5.8 for pension benefits and $0.5 for other benefits	$9.6	$0.8
Prior service cost, net of taxes of $0.2 for pension benefits and $(0.4) for other benefits	$0.4	$(0.6)

Weighted-Average Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31,	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Discount rate	4.23%	4.86%	3.98%	4.39%
Rate of compensation increase	4.80%	4.71%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost at December 31,	Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014
Discount rate	4.86%	4.26%	5.07%	4.39%	4.05%	4.49%
Expected return on plan assets	7.14%	7.44%	7.43%	7.25%	7.50%	7.50%
Rate of compensation increase	4.80%	4.71%	3.34%	N/A	N/A	N/A

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

Expected Return on Plan Assets.   The expected rate of return on plan assets is based on both our historical returns and forecasted future investment returns by asset class, as provided by our external investment advisor. In 2016, our U.S. pension plan investment gain of 6.8% was below the expected return of 7.25% for the third time in eight years. The expected return for the USRIP for 2017 is 7.25%. The CRIP earned 7.6% in 2016 which was above its expected return of 6.0% for the sixth time in eight years. The expected return for the CRIP for 2017 is 6.0%. The CRIP has a lower expected return due to a higher asset allocation to fixed income securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The calculation of the net periodic benefit cost for the USRIP and CRIP utilizes a market-related value of assets. The market-related value of assets recognizes the difference between actual returns and expected returns over five years at a rate of 20% per year.

Healthcare Costs.   For the U.S. plan, an initial 7.0% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2017 for pre-Medicare coverage. The rate was assumed to decrease gradually to an ultimate rate of 5.0% by 2023. An initial 7.0% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2016 for post-Medicare coverage. For the Canadian plan, an initial 6.0% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2017. The rate was assumed to decrease gradually to an ultimate rate of 5.0% by 2019. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one-percentage point change in assumed healthcare cost trend rates at December 31, 2016 would have had the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(In millions)
Effect on total service and interest cost components	$0.1	$(0.1)
Effect on accumulated postretirement benefit obligation	$1.7	$(1.5)

We estimate that the future benefits payable for our retirement and postretirement plans are as follows at December 31, 2016:

Years ending December 31,	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Other Benefit Plans
	(In millions)
2017	$41.5	$1.8	$1.9
2018	$42.1	$1.8	$1.8
2019	$42.0	$1.9	$1.8
2020	$43.0	$1.9	$1.9
2021	$43.0	$2.0	$1.9
Next five fiscal years to December 31, 2026	$206.8	$11.3	$9.2

Fair Value of Plan Assets.   The fair value of the pension assets at December 31, 2016, is as follows:

			Fair Value Measurements at Reporting Date Using:
Description		Fair Value at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
Large-Cap Equity	(1)	$128.1	$128.1	$—	$—
Small- and Mid-Cap Equity	(1)	31.4	31.4	—	—
International Equity	(1) (2)	80.8	15.6	65.2	—
Fixed Income	(2)	174.2	—	174.2	—
Private Equity	(3)	33.5	—	—	33.5
Hedge Funds	(4)	33.7	—	—	33.7
Real Assets	(5)	19.3	—	—	19.3
Cash	(1)	14.3	14.3	—	—
Total		$515.3	$189.4	$239.4	$86.5

(1)	Fair value is based on observable market prices for the assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)
For the portion of this asset class categorized as Level 2, fair value is determined using dealer and broker quotations, certain pricing models, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.

(3)
Private equity investments are initially valued at cost. Fund managers periodically review the valuations utilizing subsequent company-specific transactions or deterioration in the company’s financial performance to determine if fair value adjustments are necessary. Private equity investments are typically viewed as long term, less liquid investments with return of capital coming via cash distributions from the sale of underlying fund assets. The Plan intends to hold these investments through each fund’s normal life cycle and wind down period.  As of December 31, 2016, we had $12.3 million of remaining commitments related to these private equity investments.

(4)
Fair value is reported by the fund manager based on observable market prices for actively traded assets within the funds, as well as financial models, comparable financial transactions or other factors relevant to the specific asset for assets with no observable market.  These investments are redeemable quarterly with a range of 30 – 90 days notice.

(5)
The fair value of Real Assets are reported by the fund manager based on a combination of the following valuation approaches: current replacement cost less deterioration and obsolescence, a discounted cash flow model of income streams, and comparable market sales. As of December 31, 2016, we had $0.5 million of remaining commitments related to the real asset investments.

The following table shows a reconciliation of the beginning and ending balances for assets valued using significant unobservable inputs:

	Private Equity	Hedge Funds	Real Assets
	(In millions)
Balance at December 31, 2015	$41.9	$54.0	$17.4
Return on plan assets:
Unrealized	0.2	0.5	0.7
Realized	1.0	—	0.1
Purchases	1.7	—	2.0
Sales	(11.3)	(20.8)	(0.9)
Balance at December 31, 2016	$33.5	$33.7	$19.3

The fair value of the postretirement assets at December 31, 2016, is as follows:

			Fair Value Measurements at Reporting Date Using:
Description		Fair Value at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
Large-Cap Equity	(1)	$4.5	$4.5
Small- and Mid-Cap Equity	(1)	1.1	1.1
International Equity	(1) (2)	2.0	0.5	1.5
Fixed Income	(2)	5.4		5.4
Private Equity	(3)	1.2			1.2
Hedge Funds	(4)	1.2			1.2
Real Assets	(5)	0.7			0.7
Cash	(1)	0.5	0.5
Total		$16.6	$6.6	$6.9	$3.1

(1)	Fair value is based on observable market prices for the assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(5)
The fair value of Real Assets are reported by the fund manager based on a combination of the following valuation approaches: current replacement cost less deterioration and obsolescence, a discounted cash flow model of income streams and comparable market sales.

Gross realized and unrealized gains and losses, purchases and sales for Level 3 postretirement assets were not material for the twelve months ended December 31, 2016.

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

The Plan, in an effort to meet asset allocation objectives, utilizes a variety of asset classes which have historically produced returns which are relatively uncorrelated to those of the S&P 500 in most environments. Asset classes included in this category of alternative assets include hedge funds, private equity (including secondary private equity) and real assets (real estate, funds of hard asset securities and private equity funds focused on real assets). The primary benefits of using these types of asset classes are: (1) their non-correlated returns reduce the overall volatility of the Plan’s portfolio of assets, and (2) their ability to produce superior risk-adjusted returns. Additionally, the Plan allows certain of their managers, subject to specific risk constraints, to utilize derivative instruments in order to enhance asset return, reduce volatility or both. Derivatives are primarily employed by the Plans in their fixed income portfolios and in the hedge fund-of-funds area. Derivatives can be used for hedging purposes to reduce risk.

No shares of Equifax common stock were directly owned by the Plan at December 31, 2016 or at December 31, 2015.  Not more than 5% of the portfolio (at cost) shall be invested in the securities of any one issuer, with the exceptions of Equifax common stock or other securities, and U.S. Treasury and government agency securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following asset allocation ranges and actual allocations were in effect as of December 31, 2016 and 2015:

	Range		Actual
USRIP	2016	2015	2016	2015
Large-Cap Equity	15% - 40%	15% - 40%	27.3%	25.9%
Small- and Mid-Cap Equity	0% - 15%	0% - 15%	6.7%	6.1%
International Equity	10% - 30%	10% - 30%	12.3%	12.0%
Private Equity	2% - 10%	2% - 10%	7.2%	8.8%
Hedge Funds	0% - 10%	0% - 10%	7.2%	11.4%
Real Assets	2% - 10%	2% - 10%	4.1%	3.7%
Fixed Income	20% - 55%	20% - 55%	32.3%	29.7%
Cash	0% - 15%	0% - 15%	2.9%	2.4%

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

The following specifies the asset allocation ranges and actual allocation as of December 31, 2016 and 2015:

		Actual
CRIP	Range	2016	2015
Canadian Equities	25% - 50%	34.7%	34.6%
International Equities (including U.S. Equities)	0% - 19%	14.9%	15.1%
Fixed Income	40% - 60%	49.1%	49.3%
Money Market	0% - 10%	1.3%	1.0%

Equifax Retirement Savings Plans.   Equifax sponsors a tax qualified defined contribution plan, the Equifax Inc.
401(k) Plan, or the Plan. We provide a discretionary match of participants’ contributions, up to four or six percent of employee eligible pay depending on certain eligibility rules under the Plan. We also provide a discretionary direct contribution to certain eligible employees, the percentage of which is based upon an employee’s credited years of service. Company contributions for the Plan during the twelve months ended December 31, 2016, 2015 and 2014 were $27.1 million, $23.2 million and $20.7 million, respectively.

Foreign Retirement Plans.   We also maintain defined contribution plans for certain employees in Australia, the U.K., Ireland and Canada. For the years ended December 31, 2016, 2015 and 2014, our contributions related to these plans were $5.9 million, $0.7 million, and $0.8 million, respectively.

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

Annual Incentive Plan.   We have a shareholder-approved Annual Incentive Plan, which is a component of our amended and restated 2008 Omnibus Incentive Plan, for certain key officers that provides for annual or long-term cash awards at the end of various measurement periods, based on the earnings per share, revenue and/or various other criteria over the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

measurement period. Our total accrued incentive compensation for all incentive plans included in accrued salaries and bonuses on our Consolidated Balance Sheets was $90.0 million and $83.1 million at December 31, 2016 and 2015, respectively.

Employee Benefit Trusts.   We maintain employee benefit trusts for the purpose of satisfying obligations under certain benefit plans. These trusts held 0.6 million shares of Equifax stock with a value, at cost, of 5.9 million at December 31, 2016 and 2015, as well as cash, which was not material for both periods presented. The employee benefits trusts are as follows:

•
The Executive Life and Supplemental Retirement Benefit Plan Grantor Trust is used to ensure that the insurance premiums due under the Executive Life and Supplemental Retirement Benefit Plan are paid in case we fail to make scheduled payments following a change in control, as defined in this trust agreement. This trust was terminated in 2016 as the obligations noted above were satisfied.

•
The Supplemental Retirement Plan Grantor Trust’s assets are dedicated to ensure the payment of benefits accrued under our Supplemental Retirement Plan in case of a change in control, as defined in this trust agreement.

The assets in these plans which are recorded on our Consolidated Balance Sheets are subject to creditor’s claims in case of insolvency of Equifax Inc.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component, after tax, for the twelve months ended December 31, 2016, are as follows:

	Foreign currency	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2015	$(237.4)	$(245.8)	$(1.6)	$(484.8)
Other comprehensive income before reclassifications	(24.6)	(28.9)	0.6	(52.9)
Amounts reclassified from accumulated other comprehensive income	—	8.8	—	8.8
Net current-period other comprehensive income	(24.6)	(20.1)	0.6	(44.1)
Balance, December 31, 2016	$(262.0)	$(265.9)	$(1.0)	$(528.9)

Reclassifications out of accumulated other comprehensive income for the twelve months ended December 31, 2016, are as follows:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
	(In millions)
Amortization of pension and other postretirement plan items:
Prior service cost	$0.3	(1)
Recognized actuarial loss	(14.4)	(1)
	(14.1)	Total before tax
	5.3	Tax benefit
	$(8.8)	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 10 Benefit Plans for additional details).

Changes in accumulated other comprehensive income related to noncontrolling interests were not material as of December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  RESTRUCTURING CHARGES

In the fourth quarter of 2016 and the first quarter of 2015, we recorded a $5.7 million ($3.7 million, net of tax) and $20.7 million ($13.2 million, net of tax) restructuring charge, respectively, all of which was recorded in selling, general and administrative expenses on our Consolidated Statements of Income. These charges were recorded to general corporate expense and resulted from our continuing efforts to realign our internal resources to support the Company’s strategic objectives and increase the integration of our global operations. The 2016 restructuring charge primarily relates to a reduction in headcount. Payments related to the 2016 restructuring charge will be substantially completed in 2017.
The 2015 restructuring charge primarily relates to a reduction of headcount of approximately 300 positions resulting in a charge of $16.2 million, which was accrued for under existing severance plans or statutory requirements. The remainder was related to costs associated with real estate exits of $1.2 million and other integration costs of $3.3 million. Generally, severance benefits for our U.S. and international employees are paid in the form of a lump sum cash payment according to the number of weeks of severance benefit provided to the employee. Payments related to the above restructuring charges totaled $16.6 million for the twelve months ended December 31, 2015. Payments related to the 2015 restructuring charges were substantially completed in 2016.
13.  SEGMENT INFORMATION

Organizational Realignment. In the first quarter of 2016, we acquired Veda, which operates primarily in Australia and New Zealand. We have included Veda's operations within a newly-created Asia Pacific reporting unit within the International operating segment. Additionally, we moved the TDX Australia and India operations that were included in our Europe reporting unit, along with corporate assets including equity method investments in Russia and India, to the Asia Pacific reporting unit to align with how we manage our business. Our financial results for the years ended December 31, 2015 and 2014 reflect our new organizational structure. Additionally in 2016, we have renamed our Personal Solutions operating segment Global Consumer Solutions.

In 2015, the personal solutions business in the United Kingdom was consolidated into the North America Personal Solutions segment, which was reorganized into the Global Consumer Solutions segment. Additionally in 2015, the direct to consumer reseller businesses in the U.S., Canada, and the United Kingdom were also consolidated into the Global Consumer Solutions segment. These changes were driven by an enterprise wide strategy to maximize the penetration of our products and services in our targeted markets. We determined that market focus and operating efficiency could be further improved by reorganizing and consolidating the United States, Canada and the United Kingdom Global Consumer Solutions and Direct to Consumer Reseller operating activities into one segment, Global Consumer Solutions. As a result, we modified our segment reporting effective 2015. Our financial results for the year ended December 31, 2014 has been recast below to reflect our new organizational structure.

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

•	U.S. Information Solutions

•	International

•	Workforce Solutions

•	Global Consumer Solutions

The accounting policies of the reportable segments are the same as those described in our summary of significant accounting policies (see Note 1). We evaluate the performance of these reportable segments based on their operating revenue,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

International.   This segment includes information services products, which includes consumer and commercial services (such as credit and financial information, credit scoring and credit modeling services), credit and other marketing products and services. In Europe, Asia Pacific, Latin America and Canada, we also provide information, technology and services to support debt collections and recovery management.

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

Segment information for the twelve months ended December 31, 2016, 2015 and 2014 and as of December 31, 2016 and 2015 is as follows:

	Twelve Months Ended December 31,
Operating revenue:	2016	2015	2014
	(In millions)
U.S. Information Solutions	$1,236.5	$1,171.3	$1,079.9
International	803.6	568.5	572.2
Workforce Solutions	702.2	577.7	490.1
Global Consumer Solutions	402.6	346.1	294.2
Total operating revenue	$3,144.9	$2,663.6	$2,436.4

	Twelve Months Ended December 31,
Operating income:	2016	2015	2014
	(In millions)
U.S. Information Solutions	$537.0	$491.2	$421.0
International	111.4	113.5	121.0
Workforce Solutions	295.5	218.8	160.7
Global Consumer Solutions	112.4	95.2	93.4
General Corporate Expense	(238.4)	(224.8)	(157.9)
Total operating income	$817.9	$693.9	$638.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
Total assets:	2016	2015
	(In millions)
U.S. Information Solutions	$1,824.0	$1,869.6
International	2,932.5	844.5
Workforce Solutions	1,337.0	1,268.5
Global Consumer Solutions	193.7	197.9
General Corporate	376.8	321.0
Total assets	$6,664.0	$4,501.5

	Twelve Months Ended December 31,
Depreciation and amortization expense:	2016	2015	2014
	(In millions)
U.S. Information Solutions	$82.1	$83.3	$86.7
International	101.6	40.1	44.2
Workforce Solutions	42.7	42.0	42.6
Global Consumer Solutions	9.6	9.4	8.2
General Corporate	29.4	23.2	20.1
Total depreciation and amortization expense	$265.4	$198.0	$201.8

	Twelve Months Ended December 31,
Capital expenditures:	2016	2015	2014
	(In millions)
U.S. Information Solutions	$19.1	$21.9	$16.6
International	50.3	25.7	15.2
Workforce Solutions	22.2	22.1	13.1
Global Consumer Solutions	12.3	11.2	9.2
General Corporate	87.6	69.8	32.3
Total capital expenditures*	$191.5	$150.7	$86.4
*Amounts above also include capital expenditures in accounts payable.

Financial information by geographic area is as follows:

	Twelve Months Ended December 31,
	2016		2015		2014
			(In millions)
Operating revenue (based on location of customer):	Amount	%	Amount	%	Amount	%
U.S.	$2,290.9	73%	$2,041.7	77%	$1,810.2	74%
U.K.	232.1	7%	224.1	8%	217.0	9%
Australia	214.3	7%	5.0	nm	2.9	nm
Canada	134.3	4%	135.5	5%	154.2	6%
Other	273.3	9%	257.3	10%	252.1	11%
Total operating revenue	$3,144.9	100%	$2,663.6	100%	$2,436.4	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2016		2015
		(In millions)
Long-lived assets:	Amount	%	Amount	%
U.S.	$3,282.5	55%	$3,248.3	82%
U.K.	278.1	5%	350.2	9%
Australia	2,061.7	34%	2.9	nm
Canada	52.4	1%	45.5	1%
Other	316.4	5%	300.5	8%
Total long-lived assets	$5,991.1	100%	$3,947.4	100%

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2016 and 2015 was as follows:

	Three Months Ended
2016	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
Operating revenue	$728.3	$811.3	$804.1	$801.1
Operating income	$176.2	$225.7	$212.1	$203.9
Consolidated net income	$102.4	$133.0	$134.9	$124.8
Net income attributable to Equifax	$102.1	$130.9	$132.8	$123.0
Basic earnings per share*
Net income attributable to Equifax	$0.86	$1.10	$1.11	$1.03
Diluted earnings per share*
Net income attributable to Equifax	$0.85	$1.08	$1.09	$1.01

	Three Months Ended
2015	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
Operating revenue	$651.8	$678.1	$667.4	$666.3
Operating income	$154.2	$188.5	$174.3	$176.9
Consolidated net income	$89.6	$112.5	$119.7	$113.0
Net income attributable to Equifax	$88.3	$111.0	$117.9	$111.9
Basic earnings per share*
Net income attributable to Equifax	$0.74	$0.94	$1.00	$0.94
Diluted earnings per share*
Net income attributable to Equifax	$0.73	$0.92	$0.98	$0.93

*	The sum of the quarterly EPS does not equal the annual EPS due to changes in the weighted-average shares between periods. Other amounts may not equal the annual total due to rounding between periods.

The comparability of our quarterly financial results during 2016 and 2015 was impacted by certain events, as follows:

•
For the year ended December 31, 2016, we recorded $40.2 million ($28.2 million, net of tax) for Veda acquisition related amounts. Of this amount, $30.1 million relates to transaction and integration costs in operating income, $9.2 million is recorded in other income and is the impact of foreign currency changes on the transaction structure, including the economic hedges, and $0.7 million is recorded in interest expense. See Note 3 of the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
During Q1 2015, we recorded a $20.7 million restructuring charge ($13.2 million, net of tax) all of which was recorded in selling, general and administrative expenses on our Consolidated Statements of Income. See Note 12 of the Notes to Consolidated Financial Statements.

•	During Q2 2015, we recorded a 46.0 million Brazilian Reais ($14.8 million) impairment of our investment in BVS. See Note 2 of the Notes to Consolidated Financial Statements.

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

Our management assessed the effectiveness of Equifax’s internal control over financial reporting as of December 31, 2016 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based on this assessment using those criteria, our management concluded that, as of December 31, 2016, Equifax’s internal control over financial reporting was effective. Management reviewed the results of its assessment with the Audit Committee of its Board of Directors. The effectiveness of Equifax’s internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, Equifax’s independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Form 10-K on page 52.

On February 24, 2016, the Company acquired Veda Group Limited, a provider of credit information and analysis with operations in Australia and New Zealand. As permitted by Securities and Exchange Commission guidance, the scope of our Section 404 evaluation for the fiscal year ended December 31, 2016 does not include the internal controls over financial reporting over the acquired operations. This acquisition is included in our consolidated financial statements from the date of the acquisition. The acquisition represented approximately $2,117.1 million and $1,915.2 million of our consolidated total assets and net assets, respectively, as of December 31, 2016 and $236.1 and $55.6 of operating revenue and net loss, respectively, for the year then ended. There were no other acquisitions completed during 2016 that were material to the 2016 consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning directors required by Item 401 of Regulation S-K is included under the caption “Proposal 1 - Election of 11 Director Nominees Listed in Proxy Statement” in our definitive Proxy Statement in connection with our 2017 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A (the 2017 Proxy Statement), and that information is incorporated by reference in this Form 10-K. Information concerning executive officers required by Item 401 of Regulation S-K is located under Part I, Item 4(a) of this Form 10-K. The information required by Item 405 of Regulation S-K is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 Proxy Statement, and that information is incorporated by reference in this Form 10-K. The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is included under the captions “Committees of the Board of Directors” in the 2017 Proxy Statement, and that information is incorporated by reference in this Form 10-K.
We have adopted written codes of ethics and business conduct applicable to all our employees, including our principal executive officer, principal financial officer, and principal accounting officer and controller, and to members of our Board of Directors, available on our investor relations website: www.equifax.com/about-equifax/corporate-governance. Printed copies may be obtained, without charge, by contacting Equifax Inc., Attn: Office of Corporate Secretary, P.O. Box 4081, Atlanta, Georgia 30302. We are required to disclose any change to, or waiver from, our code of ethics and business conduct for our Chief Executive Officer and senior financial officers. We use our website to disseminate this disclosure as permitted by applicable SEC rules.

ITEM 11.  EXECUTIVE COMPENSATION
The information required by Item 402 of Regulation S-K is included in the text and tables under the captions “Executive Compensation” and “Director Compensation” in the 2017 Proxy Statement and that information is incorporated by reference in this Form 10-K. The information required by Items 407(e)(4) and (e)(5) of Regulation S-K is included under the captions “Executive Compensation - Compensation Committee Interlocks and Insider Participation” and “Executive Compensation - Compensation Committee Report” in the 2017 Proxy Statement, and that information is furnished by incorporation by reference in this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is included under the heading “Security Ownership of Management and Certain Beneficial Owners” in the 2017 Proxy Statement, and that information is incorporated by reference in this Form 10-K. The information required by this Item 12 related to our equity compensation plans that authorize the issuance of shares of Equifax Inc. common stock to employees and directors is included under the heading “Executive Compensation - Equity Compensation Plan Information” in the 2017 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by Item 12 regarding the securities authorized for issuance under our equity compensation plans is included in the section captioned “Equity Compensation Plan Information” in our 2017 Proxy Statement which information is incorporated by reference into this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included under the captions “Corporate Governance - Related Person Transaction Policy,” “Corporate Governance - Certain Relationships and Related Person Transactions of Directors, Executive Officers, and 5 Percent Stockholders,” and “Corporate Governance - Director Independence” in the 2017 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included under the caption “Proposal 2 - Ratification of Appointment of Ernst & Young LLP as Independent Auditor for 2017” in the 2017 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed as a Part of This Report:

(1)	Financial Statements. The following financial statements are included in Item 8 of Part II:

•	Consolidated Balance Sheets — December 31, 2016 and 2015;

•	Consolidated Statements of Income for the Years Ended December 31, 2016, 2015 and 2014;

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014;

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014;

•	Consolidated Statements of Shareholders’ Equity and Other Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014; and

•	Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules.

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

(b)    Exhibits. See Item 15(a)(3).

(c) Financial Statement Schedules. See Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2017.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2017.

/s/ RICHARD F. SMITH
Richard F. Smith
Director, Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ JOHN W. GAMBLE, JR.
John W. Gamble, Jr.
Corporate Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ NUALA M. KING
Nuala M. King
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

/s/ JAMES E. COPELAND, JR.
James E. Copeland, Jr.
Director

/s/ ROBERT D. DALEO
Robert D. Daleo
Director

/s/ WALTER W. DRIVER, JR.
Walter W. Driver, Jr.
Director

/s/ MARK L. FEIDLER
Mark L. Feidler
Director

/s/ G. THOMAS HOUGH
G. Thomas Hough
Director

/s/ L. PHILLIP HUMANN
L. Phillip Humann
Director

/s/ ROBERT D. MARCUS
Robert D. Marcus
Director

/s/ SIRI S. MARSHALL
Siri S. Marshall
Director

/s/ JOHN A. MCKINLEY
John A. McKinley
Director

/s/ ELANE B. STOCK
Elane B. Stock
Director

/s/ MARK B. TEMPLETON
Mark B. Templeton
Director

2016 Form 10-K
EXHIBIT INDEX

Exhibit Number	Description

Plan of Acquisition
2.1
Scheme Implementation Deed, dated as of November 22, 2015 (Sydney, Australia time), by and between Equifax Inc. and Veda Group Limited (incorporated by reference to Exhibit 2.1 to Equifax's Form 8-K filed November 24, 2015).

Articles of Incorporation and Bylaws

3.1	Amended and Restated Articles of Incorporation of Equifax Inc. (incorporated by reference to Exhibit 3.1 to Equifax's Form 8-K filed May 14, 2009).
3.2	Amended and Restated Bylaws of Equifax Inc. (incorporated by reference to Exhibit 3.1 to Equifax's Form 8-K filed February 21, 2017).

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

4.7	Indenture, dated as of May 12, 2016, between Equifax Inc. and U.S. Bank National Association, as Trustree (incorporated by reference to Exhibit 4.1 to Equifax's Form 8-K filed May 12, 2016).
4.8
First Supplemental Indenture, dated as of May 12, 2016, between Equifax Inc. and U.S. Bank National Association, as Trustee, including the form of 2021 Note as Exhibit A (incorporated by reference to Exhibit 4.2 to Equifax’s Form 8-K filed May 12, 2016).

4.9
Second Supplemental Indenture, dated as of May 12, 2016, between Equifax Inc. and U.S. Bank National Association, as Trustee, including the form of 2026 Note as Exhibit A (incorporated by reference to Exhibit 4.3 to Equifax’s Form 8-K filed May 12, 2016).

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

Management Contracts and Compensatory Plans or Arrangements

10.1	Form of Director/Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed May 14, 2009).
10.2	Form of Change in Control Agreement adopted in 2008 (Tier I or Tier II) (incorporated by reference to Exhibit 10.3 to Equifax’s Form 8-K filed September 26, 2008).

10.3	Form of Change in Control Agreement adopted in 2013 (Tier I or Tier II) (incorporated by reference to Exhibit 10.2 to Equifax’s Form 10-K filed February 22, 2013).
10.4	Equifax Inc. Non-Employee Director Stock Option Plan and Form of Non-Employee Director Stock Option Agreement (incorporated by reference to Exhibit 10.16 to Equifax’s Form 10-K filed March 31, 1999).
10.5	Equifax Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.7 to Equifax’s Form 10-K filed March 29, 2001).
10.6	Supplemental Retirement Plan for Executives of Equifax Inc. (incorporated by reference to Exhibit 10.6(a) to Equifax’s Form 10-K filed February 24, 2016).
10.7
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

10.10
Form of Non-Qualified Stock Option Agreement (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to Equifax's form 10-K filed February 22, 2013).

10.11
Form of Qualified Performance-Based Restricted Stock Unit Award Agreement (Senior Leadership Team) under the Equifax Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.26 to Equifax’s Form 10-K filed February 22, 2013).

10.12
Form of Qualified Performance-Based Restricted Stock Unit Award Agreement (CEO) under the Equifax Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.27 to Equifax’s Form 10-K filed February 22, 2013).

10.13	Form of Employee Restricted Stock Unit Award Agreement under the Equifax Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.28 to Equifax’s Form 10-K filed February 22, 2013).
10.14	Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.17 to Equifax’s Form 10-K filed February 26, 2009).
10.15
Form of Total Share Return Performance Share Award Agreement (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.29 to Equifax’s Form 10-K filed February 28, 2014).

10.16
Form of Total Share Return Performance Share Award Agreement (CEO) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.30 to Equifax’s Form 10-K filed February 28, 2014).

10.17	Equifax Inc. 2008 Omnibus Incentive Plan (U.K. Sub-Plan for U.K. Participants) (incorporated by reference to Exhibit 10.10 to Equifax’s Form 10-K filed February 26, 2009).
10.18
Form of Non-Qualified Stock Option Agreement under the Equifax Inc. 2008 Omnibus Incentive Plan (U.K. approved option version) (incorporated by reference to Exhibit 10.11 to Equifax’s Form 10-K filed February 26, 2009).

10.19
Form of Non-Qualified Stock Option Agreement under the Equifax Inc. 2008 Omnibus Incentive Plan (U.K. unapproved option version) (incorporated by reference to Exhibit 10.12 to Equifax’s Form 10-K filed February 26, 2009).

10.20	Equifax Inc. Executive Deferred Compensation Plan, as amended through December 31, 2008 (incorporated by reference to Exhibit 10.13 to Equifax’s Form 10-K filed February 26, 2009).
10.21	Equifax Inc. Director Deferred Compensation Plan, as amended through December 31, 2008 (incorporated by reference to Exhibit 10.14 to Equifax’s Form 10-K filed February 26, 2009).
10.22
Equifax Grantor Trust dated as of January 1, 2003, between Equifax Inc. and Wachovia Bank, N.A., Trustee, relating to supplemental deferred compensation and phantom stock benefits (incorporated by reference to Exhibit 10.30 to Equifax’s Form 10-K filed March 28, 2003).

10.23*	Equifax Inc. Director and Executive Stock Deferral Plan, as amended and restated effective January 1, 2015, as amended.
10.24	Equifax 2005 Executive Deferred Compensation Plan, as amended and restated effective January 1, 2015 (incorporated by reference to Exhibit 10.1 to Equifax’s Form 10-Q filed July 28, 2016).

10.25	Amendment No. 1 to Equifax 2005 Executive Deferred Compensation Plan, effective January 1, 2016 (incorporated by reference to Exhibit 10.2 to Equifax’s Form 10-Q filed July 28, 2016).
10.26
Amended and Restated Employment Agreement dated as of September 23, 2008, between Equifax Inc. and Richard F. Smith (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed September 26, 2008).

10.27
Letter agreement dated December 21, 2012, between Equifax Inc. and Richard F. Smith modifying the Amended Restated Employment Agreement dated as of September 23, 2008 (amendment to comply with Section 409A of Internal Revenue Code) (incorporated by reference to Exhibit 10.22 to Equifax’s Form 10-K filed February 22, 2013).

10.28	Deferred Share Award Agreement dated as of September 19, 2005, between Equifax Inc. and Richard F. Smith (incorporated by reference to Exhibit 10.2 to Equifax’s Form 10-Q filed November 7, 2005).

Material Contracts

10.29	Commercial Paper Dealer Agreement dated May 22, 2007, between Equifax Inc. and Bank of America Securities LLC (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed May 23, 2007).
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

21.1*	Subsidiaries of Equifax Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Powers of Attorney (included on signature page).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.

* Filed herewith.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

2016

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$7.5	$2.2	$—	$(1.9)	$7.8
Deferred income tax asset valuation allowance	222.9	(233.7)	23.8	294.3	307.3
	$230.4	$(231.5)	$23.8	$292.4	$315.1

2015

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$7.2	$4.3	$—	$(4.0)	$7.5
Deferred income tax asset valuation allowance	121.4	(1.5)	(13.0)	116.0	222.9
	$128.6	$2.8	$(13.0)	$112.0	$230.4

2014

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$6.8	$2.5	$—	$(2.1)	$7.2
Deferred income tax asset valuation allowance	119.8	(3.6)	(12.5)	17.7	121.4
	$126.6	$(1.1)	$(12.5)	$15.6	$128.6